Form 10-Q
period 1996-03-31
KVH INDUSTRIES INC \DE\
filed 1996-05-13
CIK 1007587

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

Commission file number: 0-28082


                              KVH Industries, Inc.

State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization                                Identification No.)

Delaware                                                     05-0420589

KVH Industries, Inc.
110 Enterprise Center
Middletown, RI. 02842
(401) 847 3327


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No X



         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

     Date                   Class                         Outstanding shares

May 13, 1996  Common Stock, par value $0.01 per, share        6,786,553

                       KVH INDUSTRIES, INC. AND SUBSIDIARY
                                      INDEX

                                                                        Page No.
PART I.   FINANCIAL INFORMATION

         ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

           Consolidated Balance Sheets as of  March 31, 1996 and
            December 31, 1995                                                 3

           Consolidated Statements of  Income for the
            three months ended March 31, 1996 and  1995                       4

           Consolidated Statements of Cash Flows for the
            three months ended March 31, 1996 and 1995                        5

           Notes to Consolidated Financial Statements                         6


         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS               8

PART II. OTHER INFORMATION

         ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                             9

SIGNATURES                                                                   10

Part I. Financial Information

Item 1.  Financial Statements.

                      KVH INDUSTRIES, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                                                       March        December
                                                      31, 1996      31, 1995
                                                     ----------    ----------
                                                     (Unaudited)    (Audited)
                          Assets
Current assets:
Cash and cash equivalents ........................      590,488       895,677
Accounts receivable, net .........................    2,321,279     2,187,916
Contract receivables .............................      214,996       994,056
Costs and estimated earnings in
  excess of billings on uncompleted contracts ....      837,547       916,194
Inventories ......................................    2,365,422     1,753,172
Prepaid expenses and other deposits ..............      103,187       156,675
Deferred income taxes ............................      405,069       515,285
Deferred registration costs ......................      494,598             0
                                                     ----------    ----------
  Total current assets ...........................    7,332,586     7,418,975
                                                     ----------    ----------

Property and equipment, net ......................      871,211       423,842
Other assets, less accumulated amortization ......       55,204        64,946
Deferred income taxes ............................       17,576        23,510
                                                     ----------    ----------
    Total assets .................................    8,276,577     7,931,273
                                                     ==========    ==========

           Liabilities and Stockholders' Equity

Current liabilities:
Current installments under capital leases ........       39,517        40,787
Accounts payable .................................    1,296,733       958,507
Accrued expenses .................................      317,499       335,896
Customer deposits ................................    2,719,595     2,869,595
                                                     ----------    ----------
    Total current liabilities ....................    4,373,344     4,204,785
Obligations under capital leases,
  excluding current installments .................       61,018        72,439
                                                     ----------    ----------
    Total liabilities ............................    4,434,362     4,277,224
                                                     ----------    ----------
Stockholders' equity
Preferred stock ..................................       12,982        12,982
Common stock .....................................       16,164        16,160
Additional paid-in capital .......................    4,473,639     4,473,045
Accumulated deficit ..............................     (660,570)     (848,138)
                                                     ----------    ----------
  Total stockholders' equity .....................    3,842,215     3,654,049
                                                     ----------    ----------

    Total liabilities and stockholders' equity ...    8,276,577     7,931,273
                                                     ==========    ==========


          See accompanying notes to consolidated financial statements.

Item 1.  Financial Statements.

                       KVH INDUSTRIES, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                     Three months ended
                                                         March 31,
                                                    1996          1995
                                                 ----------    ----------

Net sales ....................................    4,780,659     2,767,878
Cost of goods sold ...........................    2,692,389     1,537,386
                                                 ----------    ----------
      Gross profit ...........................    2,088,270     1,230,492
Operating expenses:
   Research and development ..................      609,721       175,585
   Sales and marketing .......................      858,221       506,236
   General and administrative ................      316,135       200,230
                                                 ----------    ----------
      Income from operations .................      304,193       348,441
Other deductions (income):
   Interest expense, net .....................            0        13,052
   Other expense (income) ....................       (1,251)         (840)
   Gain on foreign currency translation ......       (7,166)      (14,855)
                                                 ----------    ----------
      Income before provision for income taxes      312,610       351,084
Provision for income taxes ...................      125,042             0
                                                 ----------    ----------
      Net income .............................      187,568       351,084
                                                 ==========    ==========
Per share information:
   Net income per common share ...............   $     0.03    $     0.06
                                                 ==========    ==========
Weighted average number of shares outstanding     5,736,812     5,710,177
                                                 ==========    ==========


          See accompanying notes to consolidated financial statements.

Item 1. Financial Statements.

                        KVH INDUSTRIES, INC. & SUBSIDIARY
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                                             Three months ended
                                                                 March 31,
                                                             1996        1995
                                                           --------    --------
Cash flows from operating activities:
Net income .............................................    187,568     351,084
Adjustments to reconcile net income to net cash provided
  by (used in) operating activities:
Depreciation and amortization ..........................     44,994      37,370
Provision for deferred taxes ...........................    116,150           0
(Increase) decrease in accounts and contract receivables    645,697    (712,788)
Decrease in costs and estimated earnings in
  excess of billings on uncompleted contracts ..........     78,647     319,001
Increase in inventories ................................   (612,250)   (229,272)
(Increase) in prepaid expenses and
  other deposits .......................................     53,488     (36,368)
Increase in accounts payable ...........................    338,226     339,270
(Decrease) in accrued expenses .........................    (18,397)    (41,267)
(Decrease) in customer deposits ........................   (150,000)          0
                                                           --------    --------
Net cash provided by operating activities ..............    684,123      27,030
                                                           --------    --------
Cash flows from investing activities:
Capital expenditures ...................................   (482,620)     (7,413)
                                                           --------    --------
Net cash used in investing activities: .................   (482,620)     (7,413)
                                                           --------    --------
Cash flows from financing activities:
(Increase) in deferred registration costs ..............   (494,598)          0
Net borrowings on note payable to bank .................          0       9,591
Repayments of obligations under capital lease ..........    (12,692)     (7,715)
Exercise of stock options ..............................        598           0
                                                           --------    --------
Net cash provided by (used in) financing activities ....   (506,692)      1,876
                                                           --------    --------

Net increase (decrease) in cash and cash equivalents ...   (305,189)     21,493
Cash and cash equivalents at beginning of year .........    895,677     191,438
                                                           ========    ========
Cash and cash equivalents at end of year ...............    590,488     212,931
                                                           ========    ========

Supplemental disclosure of cash flow information:
Cash paid during the period for interest ...............        966      12,293
                                                           ========    ========

        See the accompanying notes to consolidated financial statements.

Item 1.  Financial Statements.
                       KVH INDUSTRIES, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                             March 31, 1996 and 1995
                                   (Unaudited)

(1.) The accompanying consolidated financial statements of KVH Industries, Inc. and subsidiary (the "Company") for the periods ended March 31, 1996 and March 31, 1995 have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These financial statements have not been audited by independent public accountants, but include all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations and cash flows for such periods.

The results of operations for the interim periods shown in this report are not necessarily indicative of results for any future interim periods or for the entire year. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. These consolidated financial statements do not include all disclosures associated with annual financial statements and accordingly should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission (file number 333-01258) a copy of which is available from the Company.

(2.) On March 28, 1996, the Company's registration statement for an initial public offering of common stock was declared effective. An aggregate of 1,800,000 shares of common stock were issued by the Company on April 5, 1996 (after the close of the period covered by these financial statements) at an initial public offering price of $6.50 per share. The following table sets forth
(i) the actual cash and stockholders' equity of the Company at March 31, 1996 and (ii) the pro forma as adjusted cash and stockholders' equity giving effect to the stock offering and receipt of the estimated net proceeds therefrom and conversion to common stock at the closing of the offering of all outstanding shares of the Company's preferred stock.

                                                       At March 31, 1996
                                                        (In thousands)
                                                  Actual  Pro forma as adjusted
Cash and cash equivalents ....................   $    590      $ 10,881
                                                 ========      ========

Stockholders' equity:
         Preferred stock .....................   $     13          --
         Common Stock ........................         16      $     67
         Additional paid-in capital ..........      4,474        14,726
         Accumulated deficit .................       (661)         (661)
                                                 --------      --------
           Total stockholders' equity ........   $  3,842      $ 14,132
                                                 ========      ========

(3.) Inventories (in thousands of dollars) at March 31, 1996 and December 31, 1995 include the costs of material, labor and factory overhead. Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:
                                                    1996           1995
                                                    ----           ----
         Raw materials                            $1,869         $1,256
         Work in process                             114            101
         Finished goods                              382            396
                                                    ----         ------
                                                  $2,365         $1,753
                                                  ======         ======


Item 1.  Financial Statements.
                       KVH INDUSTRIES, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                             March 31, 1996 and 1995
                                   (Unaudited)


(4.) On March 18, 1996 the Company entered into a purchase and sales agreement to acquire a 75,000 square foot manufacturing and office facility. Property plant and equipment includes a real estate deposit in the amount of $200,000 to secure the purchase of that facility. The estimated cost of the completed facility is approximately $3,000,000.

(5.) The Company had available net operating loss carry-forwards through December 31, 1995 for both tax return and financial reporting purposes. In 1995 the full benefit of the net operating loss carry-forward deduction was realized for financial reporting purposes, based upon the Company's expectation that it will have future taxable income in 1996 and beyond in order to realize the benefit of these future tax deductions. In 1996 net operating loss carry-forward will be available for tax return purposes only.

 Income tax provisions for the three-month periods ended March 31, 1996 and 1995 have been calculated at estimated annual effective tax rates of 40% and 0.0% respectively. The effective tax rate for the three months ended March 31, 1996 and 1995 differ from the federal statutory rate of 34% primarily due to state taxes net of federal tax benefit and the application of net operating loss carryforwards against 1995 taxable income. The Company believes that the net deferred tax assets are more likely than not to be realized because of current income projections.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

This report may contain forward-looking statements which involve risks or uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements. Factors which might cause such differences include, but are not limited to, those discussed under "Risk Factors" in the Company's Registration Statement on Form S-1, File No. 333-01258, declared effective March 28, 1996, a copy of which is available from the Company.

NET INCOME AND EARNINGS PER SHARE - Net income and earnings per share for the three months ended March 31, 1996 and 1995 were $187,568 or $0.03 per share and $351,084 or $0.06 per share respectively. Net income for the first quarter ended March 31, 1995 was positively affected by a contract settlement relating to a customer-funded development project and by the absence of any provision for income taxes, due to the availability of loss carryforwards that have since been fully utilized. Excluding the impact of the contract settlement and tax-loss carry-forward, net income for the quarter ended March 31, 1995 would have been $57,000 or $0.01 per share.

NET SALES - Net sales grew to $4,780,659 or a 73% increase when compared with first quarter 1995 revenues of $2,767,878. Over 80% of the increase in product shipments resulted from new products such as: TracVision (a marine mobile satellite direct television antenna system), ASAP (an actively stabilized antenna pedestal for use in marine mobile voice and data communications applications) and TacNav (a land mobile navigation system for use on military armored vehicles). The largest segment of sales growth was communications products that accounted for increased revenues of $1,074,805 or 629% over the first quarter of 1995. The first quarter 1996 communications revenue growth resulted from shipments to: Mitsubishi Electronics Corporation and Westinghouse Corporation. Military land navigation product revenues grew to $2,265,406, a 57% increase when compared with first quarter 1995 military land navigation revenues of $1,446,276. The growth in military land navigation revenues in the first quarter of 1996 resulted form shipments to: the United States Army Bradley Fighting Vehicle program, the Canadian RECCE program and the Saudi Arabian Light Armored Vehicle program. Marine navigation products increased to $1,269,448 or 10% in the first quarter of 1996 when compared with first quarter 1995 revenues of $1,150,603. Marine navigation revenue growth was less than expected, due primarily to the late award of European Union ("EU") product certifications. In the absence of EU product certifications the Company was forced to withhold European shipments for six weeks resulting in the loss of European marine navigation revenues. The Company's products were EU certified mid-way through the first quarter and shipments have resumed at anticipated volumes.

GROSS PROFIT - Gross profit increased $857,778 or 70% in the first quarter of 1996 when compared with the first quarter of 1995 due to the Company's increase in net sales. Gross profit as a percentage of net sales was 44% in both 1996 and 1995.

OPERATING EXPENSES - Research and development expense increased by $434,136 or 247% in the first quarter when compared with the first quarter of 1995, primarily as a result of a shift in the Company's research and activities from customer-funded research and development programs (that are accounted for as cost of sales) toward company-funded research and development programs (that are accounted for as research and development expense). Customer-funded research and development costs of sales decreased to $205,670 in the first quarter of 1996 compared with $560,292 in the corresponding period of 1995. Combined expenditures of customer-funded and company-funded research and development in the first quarter of 1996 increased by $79,513 or 11% when compared with the first quarter of 1995. Sales and marketing expense increased $351,985 or 70% in the first quarter of 1996 when compared with the first quarter of 1995, due to increases in variable selling support costs such as sales commissions, media expense and travel expense, attributed to increased sales volumes. General and administrative expense increased by $115,905 or 58% in the first quarter of 1996 when compared with the first quarter of 1995, primarily as a result of new hires to support the company's growth.



OTHER DEDUCTIONS (INCOME) - Other deductions, (income) is made up of interest expense net, other expense, other income, and foreign currency translation gains. The year to year change in other deductions resulted primarily from increased interest income, which off-set interest expense charges in the first quarter of 1996.

INCOME TAXES - Income tax expense increased by $125,042 in the first quarter of 1996 when compared with the first quarter of 1995 in which no provision for taxes was recorded. The Company had available net operating loss carry-forwards through December 31, 1995 for both tax return and financial reporting purposes. In 1995 the full benefit of the net operating loss carry-forward deduction was realized for financial reporting purposes, based upon the Company's expectation that it will have future taxable income in 1996 and beyond in order to realize the benefit of these future tax deductions. In 1996 net operating loss carry-forwards will be available for tax return purposes only.

LIQUIDITY AND CAPITAL RESOURCES - Working capital decreased by $254,948 in the first quarter of 1996 due to a build up of long-lead inventory items to support military orders that are scheduled for shipment later in 1996 and deferred registration costs associated with the Company's initial public offering. Cash and cash equivalents were $590,488 and $895,677 on March 31, 1996 and December 31, 1995 respectively.

On March 28, 1996, the Company's registration statement for an initial public offering of common stock was declared effective. An aggregate of 1,800,000 shares of common stock were issued by the Company on April 5, 1996 (after the close of the period covered by these financial statements) at an initial public offering price of $6.50 per share that resulted in approximately $10.3 million dollars in net proceeds. The Company believes that cash generated from operations, amounts available under its credit facility and the net proceeds of the initial public offering will be sufficient to fund its necessary operations and planned capital expenditures for at least the next twelve months.

CAPITAL EXPENDITURES - Fixed assets increased approximately $482,620 in the first quarter of 1996 as compared with December 31, 1995. The increase in fixed assets reflects: tooling for communications products and a deposit to purchase a manufacturing and office facility. The Company believes that the facility will cost approximately $3,000,000 prior to occupancy in late 1996.

NEW ACCOUNTING STANDARDS - Effective January 1, 1996 the Company adopted Financial Accounting Standards Board Statements No. 121 "Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed of" and No. 123 "Accounting for Stock-Based Compensation" ("FAS 123"). The adoption of these standards had no impact on the financial position or the results of operations of the Company for the period ended March 31, 1996. Under FAS 123, the Company has elected not to adopt the new accounting method and will continue to account for its stock-based compensation under the existing provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Accordingly, the Company will provide pro-forma disclosures of net income and earnings per share for the year ended December 31, 1996, assuming FAS 123 had been adopted.

Part II. Other Information

Item 1. Legal Proceedings.

         None

Item 6. Exhibits and reports on Form 8-K.

1. Exhibit 11 - Computation of Earnings Per Common Share: Three Months Ended March 31, 1996 and 1995.

2. No reports on Form 8-K were filed during the quarter for which this report was filed.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KVH Industries, Inc.

By:_____________________________________________________
Richard C. Forsyth         Chief Financial and Chief Accounting Officer

Date: May 13, 1996