Form 10-Q/A
period 1996-03-31
KVH INDUSTRIES INC \DE\
filed 1996-06-26
CIK 1007587

FORM 10-Q/A

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996


Commission file number: 0-28082


                              KVH Industries, Inc.

State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization                                Identification No.)

Delaware                                                     05-04020589

KVH Industries, Inc.
110 Enterprise Center
Middletown, RI 02842
(401) 847 3327


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ____ No X


         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Title                                                        Outstanding

Common Stock, par value $0.01                                6,786,553

Item 6. Exhibits and Reports on Form 8-K

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KVH Industries, Inc.

By:_____________________________________________________
Richard C. Forsyth         Chief Financial and Accounting Officer

Date: June 24, 1996