Form 10-Q
period 1996-06-30
KVH INDUSTRIES INC \DE\
filed 1996-07-31
CIK 1007587

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 1996

                         Commission file number: 0-28082


                              KVH Industries, Inc.
             (Exact name of registrant as specified in its charter)



          Delaware                                              05-0420589
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)


                  110 Enterprise Center, Middletown, RI. 02842
                    (Address of principal executive offices)


        Registrant's telephone number, including area code (401) 847-3327



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No



                 The number of outstanding shares of the Registrant's Common Stock as of July 31, 1996 was 6,815,498.

                       KVH INDUSTRIES, INC. AND SUBSIDIARY
                                      INDEX

                                                                        Page No.
PART I.   FINANCIAL INFORMATION

         ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                  Consolidated Balance Sheets as of  June 30, 1996 and
                  December 31, 1995                                          3

                  Consolidated Statements of  Income for the
                  three and six months ended June 30, 1996 and 1995          4

                  Consolidated Statements of Cash Flows for the
                  six months ended June 30, 1996 and 1995                    5

                  Notes to Consolidated Financial Statements                 6


         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS              7

PART II. OTHER INFORMATION

         ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                           10

         SIGNATURES                                                         11

Part I. Financial Information

Item 1.  Financial Statements.

                       KVH INDUSTRIES, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                             June 30,        December 31,
                                              1996              1995
                                            (Unaudited)        (Audited)
                      Assets

Cash and cash equivalents ..............   $  8,411,628    $    895,677
Accounts receivable, net ...............      3,571,289       2,187,916
Contract receivables ...................         84,347         994,056
Costs and estimated earnings in
 excess of billings on uncompleted contract     295,127         916,194
Inventories ............................      2,660,919       1,753,172
Prepaid expenses and other deposits ....        263,273         156,675
Deferred income taxes ..................        515,285         515,285
                                           ------------    ------------
  Total current assets .................     15,801,868       7,418,975
                                           ------------    ------------
Property and equipment, net ............      2,919,696         423,842
Other assets, less accumulated amortization      45,462          64,946
Deferred income taxes ..................         23,510          23,510
                                           ------------    ------------
  Total assets .........................   $ 18,790,536    $  7,931,273
                                           ============    ============


       Liabilities and stockholders' equity

Current liabilities:
Current lease obligation ...............   $     47,653    $     40,787
Accounts payable .......................      1,242,672         958,507
Accrued expenses .......................        578,488         335,896
Customer deposits ......................      2,621,095       2,869,595
                                            ------------    ------------
  Total current liabilities ............      4,489,908       4,204,785
                                            ------------    ------------
Obligations under capital leases,
 excluding current installments ........         40,047          72,439
                                            ------------    ------------
  Total liabilities ....................      4,529,955       4,277,224
                                            ------------    ------------
Stockholders' equity
Preferred stock ........................              0          12,982
Common stock ...........................         68,155          16,160
Additional paid-in capital .............     14,532,897       4,473,045
Accumulated deficit ....................       (340,471)       (848,138)
                                            ------------    ------------
  Total stockholders' equity ...........     14,260,581       3,654,049
                                            ------------    ------------
Total liabilities and stockholders' equity $ 18,790,536    $  7,931,273
                                            ============    ============

                 See accompanying notes to financial statements.

Item 1.  Financial Statements.

                       KVH INDUSTRIES, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

        .....                             Three monthsSix months ended:
          .....                          June 30,                June 30,
                                     1996        1995        1996        1995
                                 --------    --------    --------    --------

Net sales ....................  $5,113,602  $3,080,851  $9,894,261  $5,848,730

Cost of goods sold ...........   2,829,248   1,892,733   5,521,637   3,431,119
                                 ---------   ---------   --------- ---------

Gross profit .................   2,284,354   1,188,118   4,372,624   2,417,611

Operating expenses:
 Research and development ....    674,297     190,102    1,284,018    365,687
 Sales and marketing .........    785,701     520,783    1,643,923  1,027,019
 General and administrative ..    394,284     238,493     710,419     438,720
                                 --------    --------    --------    --------

Income from operations .......    430,072     238,740     734,264     586,185

Other (income) deductions:
 Interest (income) expense, ..   (102,660)     15,212    (102,660)     27,424
 Other (income) expense, net .     (8,975)     19,211     (10,226)     19,211
 Foreign currency (gain) loss.     29,612      (5,996)     22,446     (21,851)
                                 --------    --------    --------    --------

Income before income taxes        512,095     210,313     824,704     561,401

Income tax expense ...........    191,996           0     317,038           0
                                 --------    --------    --------    --------

 Net income ..................   $320,099    $210,313    $507,666    $561,401
                                 ========    ========    ========    ========

Net income per share:
 Primary ..............         $   0.04     $  0.04     $  0.08      $  0.10
                                ========    ========    ========     ========
 Fully diluted .........        $   0.04     $  0.04     $  0.08      $  0.10
                                ========    ========    ========     ========

Weighted average number of common and common equivalent shares outstanding:

  Primary                 7,404,464    5,710,177     6,470,208     5,710,177
                         ===========   ==========   ===========    =========
  Fully diluted           7,408,232     5,710,177    6,496,153     5,710,177
                         ===========   =========    ===========    =========

                 See accompanying notes to financial statements.

Item 1. Financial Statements.

                       KVH INDUSTRIES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                           Six months ended
                                                                June 30,
                                                            1996        1995
Cash flows from operating activities:

Net income .......................................   $    507,666    $ 561,401

Adjustments to reconcile net income to
 net cash provided by operating activities:
Depreciation and amortization ....................         90,207       67,268
(Increase) in accounts receivable ................       (473,664)    (883,638)
Decrease in costs and estimated earnings in excess of
 billings on uncompleted contracts ...............        621,067      681,165
(Increase) in inventories ........................       (907,747)    (430,671)
(Increase in prepaid expenses and other deposits         (106,598)     (77,021)
Increase in accounts payable .....................        284,165      137,866
Increase (decrease) in accrued expenses ..........        242,592      (67,021)
Increase (decrease) in customer deposits .........       (248,500)     250,000
                                                     ------------    ----------

Net operating cash provided by operating
 activities ......................................        240,349        9,188


Cash flows from investing activities:
Capital expenditures .............................     (2,566,576)    (114,147)
                                                     ------------    ----------

Net cash (used in) investing activities ..........     (2,566,576)    (114,147)
                                                     ------------    ----------

Cash flows from financing activities:
(Repayments) incurrence of obligations under capital
 lease ...........................................        (25,526)      15,467
Issuance of capital stock, exercise of warrants and
 stock options ...................................     10,098,865        7,500
                                                     ------------    ----------

Net cash provided by financing activities ........     10,073,339       22,967
                                                      ------------   ----------

Net increase in cash and cash equivalents ........      7,515,951      149,169

Cash and cash equivalents at beginning of year ...        895,677      191,438
                                                      ------------   ----------

Cash and cash equivalents at end of period .......   $  8,411,628    $ 340,169
                                                     ============    ==========

Supplemental disclosure of cash flow information:
 Cash paid during the period for interest              $  5,176       $ 30,016
                                                      ==========      =========


                 See accompanying notes to financial statements.

Item 1.  Financial Statements.
                       KVH INDUSTRIES, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                             June 30, 1996 and 1995
                                   (Unaudited)

(1.) The unaudited interim financial statements presented herein have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q and Regulation S-X pertaining to interim financial statements. The financial statements reflect all adjustments (consisting of normal recurring adjustments and accruals) which, in the opinion of management, are considered necessary for a fair presentation of financial position at June 30, 1996 and results of operations for the three and six months ended June 30, 1996 and June 30, 1995. These consolidated financial statements do not include all disclosures associated with annual financial statements and accordingly should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission (file number 333-01258) declared effective March 28, 1996, a copy of which is available from the Company. The results of operations for the three and six months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the full year ending December 31, 1996.

(2.) On March 28, 1996, the Company's registration statement for an initial public offering of common stock was declared effective. An aggregate of 1,800,000 shares of common stock were issued by the Company in April, 1996 at an initial public offering price of $6.50 per share.

(3.) Inventories at June 30, 1996 and December 31, 1995 include the costs of material, labor and factory overhead. Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                                 (in thousands of dollars)
                                    1996            1995
      Raw materials               $1,898          $1,256
      Work in progress               173             101
      Finished Goods                 590             396
                                --------         --------
               Total              $2,661           $1,753
                                ========         ========

(4.) On May 10, 1996 the Company purchased a 75,000 square foot manufacturing and office facility adjacent to the Company's existing operations for $2,000,000. The Company is in the process of renovating the facility to accommodate engineering, manufacturing and office areas. The Company estimates the cost of renovation at approximately $1,200,000 and that the space will be ready for occupancy in the fourth quarter of 1996. The new facility will increase the Company's total floor area to over 100,000 square feet and is expected to be sufficient to accommodate the Company's operating needs for the next three years.

(5.) Through December 31, 1995 the Company had available net operating loss carry-forwards for both tax return and financial reporting purposes. In 1995 the full benefit of the net operating loss carry-forward deduction was realized for financial reporting purposes and as a consequence taxes have been recorded for financial reporting purposes in 1996. Income tax expense for the three-and six month periods ended June 30, 1996 were calculated using an estimated annual effective tax rate of 40%.

The effective tax rate for the three and six months ended June 30, 1996 differs from the federal statutory rate of 34% primarily due to state tax expense net of federal tax benefit. The Company believes that its net deferred tax assets will more likely than not be realized, based upon estimated future taxable income projections.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

This report may contain forward-looking statements which involve risks or uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements. Factors which might cause such differences include, but are not limited to, those discussed under "Risk Factors" in the Company's Registration Statement on Form S-1 (file No. 333-01258) declared effective March 28, 1996, a copy of which is available from the Company.


Net Income and Earnings Per Share - Net income and earnings per share were $320,099 or $0.04 per share (after taking into effect the increase in the weighted average number of shares outstanding that resulted from the Company's initial public offering in April 1996) and $210,313 or $0.04 per share for the three months ended June 30, 1996 and 1995 respectively. Net income for the second quarter of 1996 increased by $109,786 or 52% over the second quarter of 1995. Net income and earnings per share were $507,666 or $0.08 per share and $561,401 or $0.10 per share for the six months ended June 30, 1996 and 1995 respectively. Net income and earnings per share for the six months ended June 30, 1995 were positively affected by a one time contract settlement relating to a customer-funded engineering development and by the absence of any provision for income taxes. Excluding the positive impacts of the one time contract settlement and the absence of tax expense, net income for the six months ended June 30, 1995 would have been $183,000 or $0.03 per share.


Net Sales - Net sales for the three month period ended June 30, 1995 grew to $5,113,602 or a 66% increase when compared with second quarter 1995 net sales of $3,080,851. Second quarter 1996 product revenues increased to $4,846,382 or a 133% increase compared with second quarter 1995 revenues of $2,078,684. Lower margin engineering development revenues declined to $267,220 in the second quarter of 1996 from $1,002,167 in the second quarter of 1995. The shift away from engineering development revenues to higher margin product revenues reflects the Company's completion of the TacNav military land navigation system that was primarily funded by the governments of Canada, the United States and Sweden. Military land navigation product revenues grew to $2,380,903 in the second quarter of 1996, a 509% increase when compared with second quarter 1995 revenues of $391,030. The growth in military land navigation revenues resulted from shipments to the United States Army Bradley Fighting Vehicle program, the Canadian RECCE program, the Saudi Arabian Light Armored Vehicle program and the Swedish CV-90 program. Communications product revenues grew to $901,820 in the second quarter of 1996, a 346% increase when compared with second quarter 1995 revenues of $202,000. Communications revenue growth resulted from shipments to American Mobile Satellite Corporation and Mitsubishi Electronics Corporation. The American Mobile Satellite delivery is a significant milestone marking the shipment of the first 100 TracPhone turnkey satellite telephone systems. The Tracphone shipment is the first shipment of products to fulfill the American Mobile Satellite contract that amounts to over $10 million dollars. . Net sales for the six month period ended June 30, 1996 increased to $9,894,261 a 69% growth over the comparable 1995 net sales of $5,848,730.

Gross Profit - Gross profit increased by $1,096,236 or 92% in the second quarter of 1996 when compared with the second quarter of 1995 due to increased sales volumes and improved product gross margins. Gross profit as a percentage of net sales was 45% in the second quarter of 1996 and 39% in the second quarter of 1995. Gross margin grew to 44% of net sales in the first six months of 1996 as opposed to 41% of net sales for the comparable period of 1995. This improvement represents a shift away from lower margin engineering development sales.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Operating Expenses - Research and development expense increased by $484,195 or 255% in the second quarter of 1996 when compared with the second quarter of 1995 and increased $918,331 or 251% in the first six months of 1996 primarily as a result of a shift in the Company's research and development efforts from customer-funded research and development (accounted for as cost of sales) to Company-funded research and development (accounted for as research and development expense). Sales and marketing expense increased $264,918 or 51% in the second quarter of 1996 when compared with the second quarter of 1995 and increased $616,904 or 60% in the first six months of 1996, due to increases in variable selling support costs such as sales commissions, as well as marketing media expense and travel expense, associated with increased sales volumes. General and administrative expense increased by $155,791 or 65% in the second quarter of 1996 when compared with the second quarter of 1995 and increased $271,699 or 62% in the first six months of 1996, primarily as a result of new hires to support the company's growth and increased legal, audit and insurance expenses that result from the Company's status as a publicly traded company.


Other (Income) Deductions - Other (income) deductions is made up of interest (income) expense net, other (income) expense net, and foreign currency (gain) loss. The year to year decrease in other deductions resulted primarily from increased second quarter 1996 interest income of $137,083, which off set other expense charges in both the second quarter and the first six months of 1996. Second quarter 1996 interest income results from the investment of a portion of Company's initial public offering proceeds in interest bearing short term government securities.


Income Taxes - Income tax expense increased by $191,996 in the second quarter of 1996 when compared with the first quarter of 1995 and increased $317,039 for the first six months of 1996 when compared with the comparable period of the prior year. No provision for income taxes was recorded in 1995 as the entire benefit of the Company's net operating loss carry-forward deduction was fully realized for financial reporting purposes in 1995. In 1996 net operating loss carry-forwards are available for tax return purposes only, consequently 1996 operating results include a provision for income tax expense.


Liquidity and Capital Resources - Working capital increased by $8,097,770 in the second quarter of 1996 due to receipt of the proceeds of the Company's initial public offering in April, 1996. In May 1996 the Company purchased an operating facility in the amount of $2,000,000 using a portion of the proceeds of the Company's initial offering. Cash and cash equivalents were $8,411,628 and $895,677 on June 30, 1996 and December 31, 1995 respectively.

On June 28, 1996 the Company entered into a bank revolving line of credit in the amount of $2,500,000 to replace the bank line of credit that expired on that date. The revolving line of credit is collateralized by all of the Company's assets. The Company has not drawn upon the loan facility. The new loan agreement expires on June 30, 1998.

On March 28, 1996, the Company's registration statement for an initial public offering of common stock was declared effective. An aggregate of 1,800,000 shares of common stock were issued by the Company in April, 1996 at an initial public offering price of $6.50 per share that resulted in approximately $9.9 million dollars in net proceeds. The Company believes that cash generated from operations, amounts available under its credit facility and the net proceeds of the initial public offering will be sufficient to fund its necessary operations and planned capital expenditures for at least the next twelve months.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Capital Expenditures - Property and equipment increased approximately $2,566,576 in the second quarter of 1996 as compared with December 31, 1995. The increase in fixed assets reflects the purchase of a manufacturing and office facility in the amount of $2,000,000 as well as the procurement of production tooling related to communications products. The Company believes that the cost of renovating the facility will approximate an additional $1,200,000 prior to occupancy in fourth quarter of 1996.


Other Matters - Effective January 1, 1996 the Company adopted Financial Accounting Standards Board Statements No. 121 "Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed of" and No. 123 "Accounting for Stock-Based Compensation" ("FAS 123"). The adoption of these standards had no impact on the financial position or the results of operations of the Company for the period ended June 30, 1996. Under FAS 123, the Company has elected not to adopt the new accounting method and will continue to account for its stock-based compensation under the existing provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Accordingly, the Company will provide pro-forma disclosures of net income and earnings per share for the year ended December 31, 1996, assuming FAS 123 had been adopted.

Part II. Other Information

Item 1. Legal Proceedings.

         None

Item 6. Exhibits and reports on Form 8-K.

1. Exhibit 11 - Computation of Earnings Per Common Share: Three and Six Months Ended June 30, 1996 and 1995.

2.   Exhibit 27 - Financial Data Schedule: Six Months Ended June 30, 1996.

3. No reports on Form 8-K were filed during the quarter for which this report was filed.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KVH Industries, Inc.




  By:_____________________________________________________________
      Richard C. Forsyth   Chief Financial and Accounting Officer

  Date: July 31, 1996