Form 10-Q
period 1996-09-30
KVH INDUSTRIES INC \DE\
filed 1996-10-25
CIK 1007587

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 for the quarterly period ended September 30, 1996

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



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No



The number of outstanding shares of the Registrant's Common Stock on October 25, 1996 was 6,910,833.

                       KVH INDUSTRIES, INC. AND SUBSIDIARY
                                      INDEX

                                                                   Page No.
PART I.   FINANCIAL INFORMATION

   ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

     Consolidated Balance Sheets as of  September 30, 1996 and
      December 31, 1995                                                3

     Consolidated Statements of  Income for the
      three and nine months ended September 30, 1996 and 1995          4

     Consolidated Statements of Cash Flows for the
      nine months ended September 30, 1996 and 1995                    5

     Notes to Consolidated Financial Statements                        6


   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS               7

PART II. OTHER INFORMATION

   ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                           10

         SIGNATURES                                                   11

Part I. Financial Information

Item 1.  Financial Statements.

                         KVH INDUSTRIES, INC. AND SUBSIDIARY
                             CONSOLIDATED BALANCE SHEETS

                                            September 30,      December 31,
                                                1996              1995
                                             (Unaudited)        (Audited)
                  Assets

Cash and cash equivalen                    $  6,974,151     $     895,677
Accounts receiva                              5,989,634         2,187,916
Contract receiv                                  34,200           994,056
Costs and estimated earnings in
 excess of billings on
 uncompleted contracts                        1,381,659           916,194
Inventories                                   3,163,774         1,753,172
Prepaid expenses and other deposits             181,106           156,675
Deferred income taxes                           515,285           515,285
                                             -----------       ----------
  Total current assets                       18,239,809         7,418,975
                                             -----------       ----------
Property and equipment, net                   3,170,175           423,842
Other assets, less accumulated amortization      35,720            64,946
Deferred income taxes                            23,510            23,510
                                            ------------      -----------
  Total assets                              $21,469,214       $ 7,931,273
                                            ============      ===========


       Liabilities and stockholders' equity

Current liabilities:
Current lease obligation                $       47,653     $      40,787
Accounts payable                             2,383,662           958,507
Accrued expenses                               968,303           335,896
Customer deposits                            2,621,095         2,869,595
                                            ----------        ----------
  Total current liabilit                     6,020,713         4,204,785
                                            ----------        ----------
Obligations under capital leases,
 excluding current installments                 30,364            72,439
                                            ----------        ----------
  Total liabilities                          6,051,077         4,277,224
                                            ----------        ----------
Stockholders' equity:
Preferred stock                                      0            12,982
Common stock                                    69,108            16,160
Additional paid-in capital                  14,768,985         4,473,045
Accumulated deficit                            580,044          (848,138)
                                           -----------        -----------
  Total stockholders' equity                 15,418,137         3,654,049
                                           ------------       -----------
Total liabilities and stockholders' equity  $21,469,214       $ 7,931,273
                                            ===========       ===========

                       See accompanying notes to financial statements.

Item 1.  Financial Statements.

                         KVH INDUSTRIES, INC. AND SUBSIDIARY
                          CONSOLIDATED STATEMENTS OF INCOME
                                     (Unaudited)

                                Three months ended         Nine months ended
                                   September 30,              September 30,
                                 1996        1995           1996         1995
                                 ----        ----           ----         ----

Net sales                   $7,147,270  $3,278,670     $17,041,532   $9,127,400

Cost of goods sold           4,228,801   1,924,934        9,750,437   5,355,053
                             ---------   ---------        ----------  ---------

Gross profit                 2,918,469   1,353,736        7,291,095   3,772,347

Operating expenses:
 Research and development     433,890     321,513         1,717,908     687,200
 Sales and marketing          628,249     585,882         2,272,171   1,612,901
 General and administrativ    414,456      243,89         1,124,875     682,622
                             --------     -------        ----------  ----------


Income from operations      1,441,874     202,442         2,176,141     789,624

Other (income) deductions:
 Interest (income)
    expense, net             (93,201)      14,998         (195,861)      42,422
 Other (income)
    expense, net               14,331       (752)             4,106      18,459
 Foreign currency
   (gain) loss                13,152       13,526           35,598      (7,325)
                           ----------   ---------         ---------   ---------

Income before income taxes 1,507,592      174,670         2,332,298     736,068

Income tax expense           587,079            0           904,117           0
                          ----------    ---------         ---------    --------

Net income                 $ 920,513    $ 174,670         $1,428,181  $ 736,068
                          ==========    ==========        ==========  ==========

Net income per share:
 Primary                       $0.12        $0.03              $0.21      $0.13
                              ======       ======              ======     =====
 Fully diluted                 $0.12        $0.03              $0.21      $0.13
                               ======      ======              ======     =====

Weighted average number of
 common and common equivalent
 shares outstanding:
  Primary                  7,530,231   5,710,177         6,847,102    5,710,177
                          =========== ===========       ===========   =========
  Fully diluted            7,574,037   5,710,177         6,892,793    5,710,177
                          =========== ===========       ===========   =========

                        See accompanying notes to financial statements.

Item 1. Financial Statements.

                        KVH INDUSTRIES, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)
                                                           Nine months ended
                                                             September 30,
                                                           1996         1995
Cash flows from operating activities:

Net income                                         $   1,428,181   $   734,114

Adjustments to reconcile net income
 to net cash provided by operating
 activities:
Depreciation and amortization                            142,788       100,902
(Increase) in accounts receivable                     (2,841,862)     (987,455)
(Increase) decrease in costs and
 estimated earningsin excess of
 billings on uncompleted contracts                     (465,465)       677,579
(Increase) in inventories                             (1,410,602)     (788,376)
(Increase) in prepaid expenses
 and other deposits                                      (24,431)      (77,082)
Increase in accounts payable                           1,425,155      (215,365)
Increase (decrease) in accrued expenses                  632,407       (52,190)
Increase (decrease) in customer deposits                (248,500)     3,076,000
                                                     ------------    ----------

Net operating cash provided by operating
 activities                                          (1,362,329)      2,468,127
                                                     -----------     ----------

Cash flows from investing activities:
Capital expenditures                                 (2,859,895)      (154,785)
                                                     -----------      ---------

Net cash (used in) investing activities              (2,859,895)      (154,785)
                                                     -----------      ---------

Cash flows from financing activities:
(Repayments) incurrence of
 obligations under capital lease                        (35,209)          4,027
Issuance of capital stock,
 exercise of warrants and stoc                        10,335,907          8,624
                                                     -----------      ---------

Net cash provided by financing activities             10,300,698         12,651
                                                      -----------     ---------

Net increase in cash and cash equivalents              6,078,474      2,325,993

Cash and cash equivalents at beginning of year           895,677        191,438
                                                      -----------    ----------

Cash and cash equivalents at end of period           $ 6,974,151    $ 2,517,431
                                                    =============  ============

Supplemental disclosure of cash flow information:
 Cash paid during the period for interest               $  8,916      $ 45,403
                                                      ==========      =========


                       See accompanying notes to financial statements.

Item 1.  Financial Statements.
                       KVH INDUSTRIES, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                           September 30, 1996 and 1995
                                   (Unaudited)

(1.) The unaudited interim financial statements presented herein have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q and Regulation S-X pertaining to interim financial statements. The financial statements reflect all adjustments (consisting of normal recurring adjustments and accruals) which, in the opinion of management, are considered necessary for a fair presentation of financial position at September 30, 1996 and results of operations for the three and nine months ended September 30, 1996 and September 30, 1995. These consolidated financial statements do not include all disclosures associated with annual financial statements and accordingly should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission (file number 333-01258) declared effective March 28, 1996, a copy of which is available from the Company. The results of operations for the three and nine months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the full year ending December 31, 1996.

(2.) On March 28, 1996, the Company's registration statement for an initial public offering of common stock was declared effective. An aggregate of 1,800,000 shares of common stock were issued by the Company in April, 1996 at an initial public offering price of $6.50 per share.

(3.) Inventories at September 30, 1996 and December 31, 1995 include the costs of material, labor and factory overhead. Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:
                                      (in thousands of dollars)
                                         1996           1995
             Raw materials              $2,795         $1,256
             Work in progress              149            101
             Finished Goods                220            396
                                       -------        -------
                Total                   $3,164         $1,753
                                       =======        =======


(4.) On May 10, 1996 the Company purchased a 75,000 square foot manufacturing and office facility adjacent to the Company's existing operations for $2,000,000. The Company is in the process of renovating the facility to accommodate engineering, manufacturing and office areas. The Company estimates the cost of renovation at approximately $1,200,000 and that the Company expects to occupy the renovated facility in the first quarter of 1997. The addition of a second facility will increase the Company's available facility area to over 100,000 square feet and is expected to be sufficient to accommodate the Company's operating needs for the next three years.

(5.) Through December 31, 1995 the Company had available net operating loss carry-forwards for both tax return and financial reporting purposes. In 1995 the full benefit of the net operating loss carry-forward deduction was realized for financial reporting purposes and as a consequence of income taxes have been accrued for financial reporting purposes in 1996. Income tax expense for the three-and nine month periods ended September 30, 1996 were calculated using an estimated annual effective tax rate of 40%.

The effective tax rate for the three and nine months ended September 30, 1996 differs from the federal statutory rate of 34% primarily due to state tax expense net of federal tax benefit. The Company believes that its net deferred tax assets will more likely than not be fully realized, based upon estimated future taxable income projections.




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


Net Income and Earnings Per Share - Net income and earnings per share were $920,513 and $0.12 per share as compared with $174,670 and $0.03 per share for the three months ended September 30, 1996 and 1995 respectively. Net income for the third quarter of 1996 increased by $745,843 or 427% over the third quarter of 1995. Net income and earnings per share were $1,428,181 and $0.21 per share as compared with $736,068 and $0.13 per share for the nine months ended September 30, 1996 and 1995 respectively. Net income and earnings per share for the three and nine months ended September 30, 1996 were negatively affected by the provision for income taxes resulting from the full utilization of net operating loss income tax carryforwards in 1995 and a 21% increase in the weighted average number of shares outstanding resulting from the Company's initial public offering in April of 1996.


Net Sales - Net sales for the three month period ended September 30, 1996 grew to $7,147,270 or a 118% increase when compared with third quarter 1995 net sales of $3,278,670. Net sales growth was comprised of communications products such as the TracPhone which is supplied to American Mobile Satellite Corporation and navigation products such as the TacNav military land navigation system which is supplied to the governments of Sweden, Canada, Saudi-Arabia and the United States. Quarterly product growth was somewhat offset by a planned decline in engineering development net sales of $695,635 or 70% when compared with the third quarter of 1995. The planned decline in lower margin engineering development revenues results form the transition of military land navigation systems from customer-funded engineering development sales to manufactured product shipments that yield higher product gross margins.

Net sales through nine months ended September 30, 1996 was $17,041,532, an increase of 87% when compared with net sales of $9,127,400 in the comparable period of 1995. Net sales growth year to date represents the success of new product introductions such as the TracPhone stabilized antenna platform used for mobile marine based satellite communications systems and the TacNav tactical military land navigation system used in armored vehicles.


Gross Profit - Third quarter gross profit as a percentage of sales remained unchanged from the prior year at 41% of net sales. Third quarter 1996 gross margin was impacted by lower margin TacNav system components that are procured for the customer on a "pass-through" basis providing the Company with a minimal mark-up over the components costs. Gross margin grew to 43% of net sales in the first nine months of 1996 from 41% of net sales for the comparable period of 1995. Year to date gross margin improvement represents a transition from lower margin customer-funded engineering development sales to higher margin manufactured product sales.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Operating Expenses - Research and development expense increased by $112,377 or 35% in the third quarter of 1996 when compared with the third quarter of 1995 and increased $1,303,708 or 150% in the first nine months of 1996 compared with the first nine months of 1995, primarily as a result of a transition away from customer-funded research and development (accounted for as cost of sales) to Company-funded research and development (accounted for as research and development expense). Sales and marketing expense increased $42,367 or 7% in the third quarter of 1996 when compared with the third quarter of 1995 and increased $659,270 or 41% in the first nine months of 1996 when compared with the comparable period of 1995, due to increases in sales support costs such as outside sales representative commissions, advertising and travel expense required to support increased sales volumes. General and administrative expense increased by $170,557 or 70% in the third quarter of 1996 when compared with the third quarter of 1995 and increased $442,253 or 65% in the first nine months of 1996, primarily as a result of new hires to support the company's growth and increased legal, audit and insurance expenses that result from the Company's status as a publicly traded company.


Other (Income) Deductions - Other (income) deductions is made up of interest (income) expense net, other (income) expense net, and foreign currency (gain) loss. The quarterly and nine month decrease in other deductions resulted primarily from interest income which off set other expense charges. Third quarter 1996 interest income results from the investment of a portion of Company's initial public offering proceeds in interest bearing short term government securities.


Income Taxes - Income tax expense increased by $587,079 in the third quarter of 1996 when compared with the third quarter of 1995 and increased $904,117 for the first nine months of 1996 when compared with the comparable period of the prior year. No provision for income taxes was recorded in 1995 as the entire benefit of the Company's net operating loss carry-forward deduction was fully realized for financial reporting purposes in 1995. In 1996 net operating loss carry-forwards are available for tax return purposes only, consequently 1996 financial reported operating results include a provision for income tax expense.


Liquidity and Capital Resources - Working capital increased by $9,004,906 in the third quarter of 1996 due to receipt of the proceeds of the Company's initial public offering in April, 1996. In May 1996 the Company purchased an operating facility in the amount of $2,000,000 using a portion of the proceeds of the Company's initial public offering. Cash and cash equivalents were $6,974,151 and $895,677 on September 30, 1996 and December 31, 1995 respectively.

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



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Capital Expenditures - Net property and equipment increased approximately $2,746,333 through the first nine months of 1996 as compared with net property and equipment at December 31, 1995. Fixed assets increases reflects the purchase of a manufacturing and office facility in the amount of $2,000,000 as well as the procurement of production tooling related to communications products. The Company believes that the cost of renovating the facility will approximate an additional $1,200,000 prior to occupancy.


Other Matters - Effective January 1, 1996 the Company adopted Financial Accounting Standards Board Statements No. 121 "Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed of" and No. 123 "Accounting for Stock-Based Compensation" ("FAS 123"). The adoption of these standards had no impact on the financial position or the results of operations of the Company for the period ended September 30, 1996. Under FAS 123, the Company has elected not to adopt the new accounting method and will continue to account for its stock-based compensation under the existing provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Accordingly, the Company will provide pro-forma disclosures of net income and earnings per share for the year ended December 31, 1996, assuming FAS 123 had been adopted.

Part II. Other Information

Item 1. Legal Proceedings.

         None

Item 6. Exhibits and reports on Form 8-K.

1. Exhibit 11 - Computation of Earnings Per Common Share: Three and Nine Months Ended September 30, 1996 and 1995.

2. Exhibit 27 - Financial Data Schedule: Nine Months Ended September 30, 1996.

3. No reports on Form 8-K were filed during the quarter for which this report was filed.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KVH Industries, Inc.




By:_________________________________________________________
 Richard C. Forsyth   Chief Financial and Accounting Officer

  Date: October 25, 1996