Form 10-K
period 1996-12-31
KVH INDUSTRIES INC \DE\
filed 1997-03-24
CIK 1007587

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K



 ( X ) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
       ACT OF 1934

                    For the fiscal year end December 31, 1996

                                       OR

(   ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

             For the transition period from ________ to ___________

                         Commission file number: 0-28082


                              KVH Industries, Inc.

             (Exact name of Registrant as specified in its charter)

                               Delaware 05-0420589
                  (State or other jurisdiction of (IRS Employer
               incorporation or organization) Identification No.)
                   110 Enterprise Center, Middletown, RI 02842
               (Address of principal executive offices) (Zip code)

                                 (401) 847-3327
               (Registrant's telephone number including area code)

        Securities registered pursuant to Section 12(b) of the Act: None.

    Securities             registered  pursuant  to  section  12(g)  of the Act:
                           Common Stock, $0.01 par value, per share.
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ( ).

As of March 14, 1997, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $23,985,071 based upon a total of 3,620,388 shares held by non-affiliates and the last sale price on that date of $6.63. As of March 14, 1997, the number of shares outstanding of the Registrant's common stock was 7,040,920.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's definitive Proxy Statement relating to the 1997 Annual
     Meeting of Shareholders are incorporated by reference into Part III of this Report on Form 10-K. The Company anticipates that its definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year end on December 31, 1996.



                               INDEX TO FORM 10-K



                                   PART I                             Page

Item 1.  Business                                                       3
Item 2.  Properties                                                    10
Item 3.  Legal Proceedings                                             10
Item 4.  Submission of Matters to a Vote of Security Holders           10

                                     PART II

Item 5.  Market for the Registrant's Common Equity and Related
         Stockholder Matters                                           10
Item 6.  Selected Financial Data                                       11
Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                           12
Item 8.  Financial Statements and Supplementary Data                   15
Item 9.  Changes and Disagreements with Accountants on
         Accounting and Financial Disclosure                           15


                                    PART III

Item 10. Directors and Executive Officers of the Registrant            16
Item 11. Executive Compensation                                        16
Item 12. Security Ownership of Certain Beneficial Owners
         and Management                                                16
Item 13. Certain Relationships and Related Transactions                16

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and
         Reports on Form 8-K                                           16



"SafeHarbor"  statement under the Private  Securities  Litigation  Reform Act of
     1995
With the  exception of  historical  information,  the matters  discussed in this
     Annual Report on Form 10-K include certain forward looking statements that involve risks and uncertainties. Among the risks ands uncertainties to which the Company is subject are the risks associated with managing the Company's inventory in light of product life cycles and technological change, the Company's relationship with its significant customers, market acceptance of new product offerings in the emerging satellite communications market, reliance on satellite networks, reliance on a limited number of products, dependence on key personnel and fluctuations in annual and quarterly performance. As a result the actual results realized by the Company could differ materially from the statements made herein. Shareholders of the Company are cautioned not to place undue reliance on forward looking statements made in the Annual Report on Form 10-K or in any document or statement referring to this Annual Report on Form 10-K. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Forward Looking Statements."

                                     PART I
Item 1.  Business.

Overview

     KVH Industries, Inc. ("KVH or the "Company") was organized in Rhode Island in 1978 and was reincorporated in Delaware on August 16, 1985. The Company's executive offices are located at 110 Enterprise Center, Middletown, RI and its telephone number is (401) 847-3327. Unless the context otherwise requires, references to KVH or the Company include KVH Industries, Inc. and its subsidiary.

     KVH develops, manufactures and markets digital navigation systems and mobile satellite communication products for use in commercial, military and marine applications. KVH's digital navigation systems utilize the Company's proprietary autocalibration and applications software along with its advanced sensor technology to provide users with accurate, real-time heading, orientation and position information. In 1993, the Company entered the emerging market for mobile satellite communications by introducing an active-stabilized antenna-aiming system that draws upon the Company's proprietary software and sensor technology. In 1995 the Company introduced TracVision, a complete system for receiving DIRECTV(R) and USSB satellite television at sea. The Company also entered into an agreement with American Mobile Satellite Corporation ("AMSC") under which the Company began to manufacture turnkey mobile satellite telephone systems in the second half of 1996, for use at sea with AMSC's SKYCELL satellite communication service.

     The Company developed the first commercial digital fluxgate compass in 1982 and rapidly became the leading supplier of digital compass systems for the marine market. KVH also developed an advanced line of marine instrument systems that integrate its compass systems with other navigation devices and sensors. In 1988, the Company began to supply militarized versions of its digital compass systems to the United States Navy. During the Persian Gulf War in 1991, KVH combined its heading sensor expertise and its proprietary autocalibration technology to develop its tactical navigation ("TACNAV") systems for use in military land vehicles, such as armored personnel carriers and tanks, for which there had previously been no practical, on-board method of navigation. The United States and a number of foreign military services have now specified KVH's TACNAV system as standard equipment in a variety of land vehicles.

     The Company believes that the recent growth of the satellite communications industry may represent a significant opportunity to apply the Company's core technologies. Use of satellite communications systems on a moving vehicle or vessel requires that a directional antenna be kept accurately pointed at a geostationary satellite. KVH's software-driven sensor technology has enabled the Company to develop compact, accurate and affordable antenna-aiming systems and turnkey satellite communications systems that integrate real-time heading, orientation and position data in order to maintain a continuous satellite link by actively aiming an antenna to compensate for platform movement.

     KVH sells digital compass and tactical navigation systems directly to the United States Department of Defense and to the armed forces of other countries in Europe and the Middle East. KVH systems are also incorporated by major defense contractors, including United Defense and General Motors Corporation, in the manufacture of military land vehicles. The Company sells its antenna-aiming systems and mobile satellite communications systems to original equipment manufacturers ("OEMs"), including Mitsubishi, Westinghouse and AMSC, and to end-users through its reseller distribution channel. Satellite Communications

     Demand for mobile telecommunications services has grown rapidly in recent years. Recent technological changes and increased competition have resulted in lower air time charges, smaller and less expensive mobile communication transceivers that offer enhanced features and functionality, and a greater range of communication and information services and providers. These trends have both encouraged and facilitated more widespread use of mobile communications, and consumers have increasingly come to expect 24-hour worldwide mobile access to a broad range of communications, information and entertainment services.

     Mobile satellite communications serve markets, such as offshore marine use, not capable of being addressed by cellular or other similar earth-based communications services. In satellite communications services, satellites in geostationary earth orbit provide continuous communications coverage over a wide geographic area. Early satellite communications systems, employing analog technology, were used primarily for voice communications. Mobile transceivers for such systems were large and expensive, requiring an antenna dome four feet in diameter, and typically selling for $40,000 or more. Usage of such services was also expensive, with air-time rates ranging from $8.00 to $10.00 per minute. As a result, use of satellite communications in the marine market historically was limited to larger commercial vessels and luxury yachts. Recently, the advent of more powerful satellites, as well as digital transmission and data compression technologies, has enabled the development of a new generation of mobile satellite communications services, making satellite communications practical for a range of smaller vessels, such as work boats, fishing vessels and recreational craft. These new services include the following:

     Worldwide Voice and Data Services. Worldwide mobile communications capabilities currently are offered principally by the International Maritime Satellite Organization ("INMARSAT"), a consortium of 79 member countries that operates a network of geostationary satellites providing worldwide communications services through mobile terminals on air, sea and land. INMARSAT M service was introduced in the early 1990s to provide worldwide digital voice, fax and data communications, using an 18-inch antenna and mobile terminals costing $20,000 to $25,000, and with air-time charges of approximately $5.00 per minute.

     Regional Voice and Data Services. Regional satellite voice, fax and data communications systems offered by a number of providers have commenced or are expected to commence operations in several areas of the world. AMSC has recently introduced the SKYCELL regional mobile satellite communication service, which uses a high-powered satellite and spot-beam technology to provide digital voice, fax and data services to land, air and sea-based customers in a service area consisting of up to 500 miles off the coast and the entire continental United States, as far North as the Beijing Sea and South to the Panama Canal. AMSC's license authorizes it to build, launch and operate three geostationary satellites. Currently, only one such satellite, launched in April 1995, is operational.

     Regional DBS-TV Services. New satellite and digital compression technologies have also enabled the development of regional direct broadcast satellite television ("DBS-TV") services, in which up to 200 channels of laser disk quality video and CD quality audio are broadcast by satellite to subscribers who use dish antennas, compact receivers and decoders to receive and process the signals. A number of providers of such DBS-TV services have commenced operations in the last several years. These include DIRECTV, a subsidiary of GM Hughes Electronics, and U.S. Satellite Broadcasting, Inc. ("USSB"). The current service area for DIRECTV and USSB is the continental United States, United States coastal waters up to 200 miles offshore. Similar DBS-TV services are being offered by other service providers in the United States, Central and South America, Japan and Europe, and are expected to be offered elsewhere. The high-quality picture and sound, broad range of programming alternatives, and compact size and cost of the DSS in-home system have helped DBS-TV find rapid acceptance for home use in the United States consumer market. The same attributes of DBS-TV have opened a new segment of the marine market, and made the reception of high-quality television broadcasts at sea practical for a range of smaller commercial and recreational vessels. Mobile DBS-TV terminals for marine use are currently available for approximately $8,000. Subscriber fees range from $30 to $70 per month.

     Satellite communications technologies generally require an earth-based antenna to be kept precisely aimed at a geostationary satellite. On mobile platforms, such as vessels at sea, the antenna platform may be subjected to rapid acceleration in pitch, roll and yaw axes simultaneously, making it difficult to keep the antenna precisely aimed. An early approach to antenna aiming was passive stabilization, which incorporates a set of flywheels that rely on gyroscopic inertia to keep the antenna stationary in relation to the earth while the rest of the vessel moves. Use of passive stabilization systems has been restricted by their large size, high cost, and difficulty of miniaturization. More recently introduced active-stabilized systems detect platform motion and actively point the antenna to compensate for it. However, some active-stabilized systems are subject to inherent design limitations that result in periodic signal loss and the need for time-consuming signal reacquisition and have other operational constraints that reduce their ability to provide on-demand, uninterrupted service.

     ASAP. The KVH active-stabilized antenna pedestal system ("ASAP") uses the KVH digital gyro compass and inclinometer to measure precisely the pitch, roll and yaw of an antenna platform in relation to the earth. Utilizing the Company's proprietary stabilization and control software and five on-board microprocessors, the ASAP system computes the antenna movement necessary to keep the antenna fixed on its target and transmits precise motor control instructions to a pair of stepper-motors mounted on the antenna pedestal to aim the antenna. The ASAP system is smaller, more reliable, lighter and substantially less expensive than passive-stabilized systems enabling practical and affordable satellite communications for a broad range of commercial and recreational users. The ASAP uses a proprietary two axis gimbal joint and a design that incorporates fewer moving parts than competing active-stabilized systems. The design of the KVH ASAP eliminates cable wrap and other causes of periodic signal loss common to other active-stabilized systems. The system also permits rapid initial acquisition of the satellite signal without operator intervention. OEM prices for the Company's ASAP systems range from approximately $1,700 to approximately $3,100.

     TracVision. The Company's TracVision product is a complete mobile DBS-TV receiver system for use by DBS-TV subscribers in the marine market. The TracVision system includes an ASAP system, a 24-inch diameter carbon-fiber antenna and 30-inch antenna dome and a DSS(R) digital receiver. TracVision is sold as a turnkey system, including DIRECTV and USSB service activation. TracVision enables commercial and recreational vessels to receive up to 175 channels of laser disc quality television, including all major networks, subscription programming and pay-per-view services and up to 25 CD quality audio channels, while underway or at anchor anywhere in United States coastal and inland waters and up to 200 miles offshore. The list price of the Company's
TracVision system, exclusive of the DSS receiver, is $7,995. Typically, TracVision systems are purchased with multiple DSS receivers to permit independent viewing at more than one location on the vessel. DSS receivers are available from the Company, as an authorized RCA distributor, at a manufacturer's suggested retail price of $495.

     Tracphone. The Company's turnkey AMSC SKYCELL satellite telephone system, incorporating an 11 1/2 inch high-gain antenna mounted on an ASAP system and a Mitsubishi satellite transceiver and handset is sold in the marine market under the Company's Tracphone brand. The KVH Tracphone system is intended to provide affordable access to voice, fax and data communications for users in the commercial and recreational marine markets through the AMSC service area. AMSC's published manufacturer's suggested retail prices for a Tracphone system range from approximately $5,000 to $6,500.

Navigation Systems

     The Company's navigation products consist of its Azimuth and Sailcomp lines of digital compass systems, its DataScope hand-held compass and rangefinder, its Quadro line of integrated marine instrumentation systems and its TACNAV tactical navigation system.

     Digital Compass Systems. The Company's digital compass systems utilize its digital fluxgate heading sensor to sample the surrounding magnetic field and output precise heading data at rates up to ten times per second. These signals are relayed to an on-board microprocessor, where sophisticated filtering and averaging algorithms translate the output to stable heading information, and the Company's proprietary autocalibration software continuously compensates for the effects of magnetic interference without the need for operator intervention. In highly dynamic applications where greater accuracy and fully stabilized heading output is required, the Company's fluxgate heading sensor is integrated with one or more of its angular rate gyros and inclinometers. Integration of the output of multiple sensors through the Company's integration software and error-correction algorithms is the key to this technology, enabling the Company to combine a variety of inexpensive sensors to provide three-dimensional error correction and stabilization capabilities previously available only from more costly systems. This software-enabled integration of low-cost sensors forms the basis of KVH's Azimuth Digital Gyro Compass, as well as the sensor system for its active-stabilized antenna-aiming systems.

     KVH adds application-specific software features to its basic compass systems to provide particular functions appropriate for each of its market segments. KVH compass systems interface with GPS receivers using industry-standard protocols and provide accurate heading information to other instruments. The Company's systems display complex navigation and performance data in a variety of highly legible graphical formats. The compass display can be used to report position information from the GPS and to compute and display steering instructions or time, distance and bearing to a desired location. Military versions of the Company's digital compass systems include ruggedized housings, military type connectors and cables, improved shielding against electromagnetic interference and other features designed to enhance them for the military environment, including interfacing with the vehicles laser rangefinder, odometer, and GPS.

     DataScope Compass and Rangefinder. KVH's DataScope hand-held compass and rangefinder combines a 5 x 30 monocular, a digital fluxgate compass, an electronic rangefinder, a precise quartz crystal clock and a microprocessor in a simple compact, lightweight unit. The DataScope's patented heads-up display allows the user to take bearings, calculate the range to the target and record the time of up to 9 bearings without ever taking his eye from the target. The DataScope is used in a wide variety of marine, outdoor, military, technical, sporting and commercial applications.

     Quadro Network. The KVH Quadro system is a line of integrated instrumentation systems for marine navigation. Quadro systems include a central processing unit, a variety of sensors and multi-function displays, networked through a single coaxial cable. The central processor integrates data from multiple sensors, such as a digital compass, boat and wind speed instruments and GPS, and permits the output to be viewed on remote system displays located anywhere on the boat. The output of each instrument can be displayed individually, or computed values based on integration of multiple inputs may be selected. For example, digital heading, boat speed, and apparent wind velocity and angle may be combined to calculate true wind speed and direction. Similarly, digital heading, boat speed and GPS data may be used to calculate the bearing, time and distance to a selected destination. Programmable multi-function displays permit the desired output to be presented in alphanumeric or graphical analog format on any system display. Quadro system output can also be interfaced with electronic chart plotters, autopilots and other electronic navigation systems. Remote control keypads permit operation from various positions in the boat.

     TACNAV: KVH's TACNAV system, an interactive, real-time tactical navigation and targeting system for armored vehicles, has been selected for the United States Army Bradley Fighting Vehicle, the Canadian Army LAV-25 fleet, the Swedish Army CV90 fleet and other land vehicles used by the armed forces of these and a number of other nations. The TACNAV system analyzes and displays data from its digital heading and orientation sensors and an integrated GPS system, as well as inputs from multiple other devices such as a vehicle odometer, turret angle encoder and laser rangefinder. TACNAV's automatic compensation software solves the problem of providing accurate heading in the armored vehicle environment where conventional magnetic compasses cannot operate. KVH's software also integrates GPS and compass data and provides continuously updated steering instructions. TACNAV calculates the turret azimuth by combining data from the vehicle's turret angle encoder with vehicle heading information, which results in improved vehicle orientation and target acquisition. When further integrated with the vehicle's laser rangefinder, TACNAV calculates the grid position of the target and can be used for far target location. By accepting input from the vehicle odometer, TACNAV also provides a backup for GPS, which may be blocked, either accidentally or by jamming. If GPS input is unavailable, KVH software seamlessly switches to dead reckoning navigation from the vehicle's last known GPS location, using heading and odometer measurements.

     The Company's TACNAV systems enable armored crews to maneuver and locate targets more rapidly and accurately. The ability to maintain accurate battlefield orientation provides improved situational awareness and assists crews in distinguishing friendly from hostile forces. The TACNAV system is available in a variety of configurations, ranging from a simple GPS-compatible compass system with a single commander's display, to a complete, integrated system that provides full tactical navigation and targeting capabilities and includes up to three separate commander's, gunner's and driver's displays.

     Embedded Sensors. KVH offers a line of compact, intelligent sensors that can be readily integrated into a wide variety of applications where accurate, real-time heading and orientation information is required. The sensors' on-board microprocessors and proprietary software, industry-standard digital output, low power consumption and advanced functionality, such as autocompensation capability, simplify the task of OEM system design, making them a cost-effective solution in many challenging applications. The Company provides a variety of digital heading sensors, stabilized gyro compasses, rate sensors, inclinometers, sensing coils and other standard sensors and sensor systems at various prices, thus offering OEM customers a range of cost and performance options suitable to their applications.

Sales and Marketing; Customers

     The Company sells its navigation and satellite communications products through a variety of channels, including a direct sales force and a network of dealers, value added resellers, distributors and sales representatives. KVH's commercial and recreational marine navigation products are sold through a dealer network of more than 250 catalog chain outlets, including West Marine, E&B Marine and Boat U.S., more than 100 technical marine electronics value added resellers, and independent sales representatives. KVH's military navigation products are sold to the armed forces of the United States and other countries, as well as to OEM manufacturers, by the Company's direct sales force, distributors and sales representatives. KVH's embedded sensors and sensor systems are sold by the Company's direct sales force, distributors and sales representatives to a broad range of OEM manufacturers, such as Lockheed, Harris and Raytheon. The Company's ASAP antenna-aiming systems are sold directly to OEM manufacturers of INMARSAT M transceivers, including Scientific-Atlanta, Glocom, Inc., and Racal Positioning Systems Limited, and to Westinghouse and Mitsubishi, the OEM manufacturers of AMSC SKYCELL satellite telephone transceivers. KVH markets its TracVision DBS-TV systems through its existing sales channels for marine navigation products. The Company sells its Tracphone product directly to AMSC, for resale by authorized AMSC dealers to SKYCELL subscribers. The Company's agreements with its dealers, value added resellers, distributors and sales representatives generally are non-exclusive. The Company's products are sold in Europe through the Company's KVH Europe subsidiary, located in
Hoersholm,   Denmark,   and   elsewhere  in  the  world  through  a  network  of
distributors.

     A significant portion of the Company's sales depends on a small number of customers. Sales to AMSC accounted for approximately 27% of net sales in 1996. Sales of TACNAV systems to General Motors Corporation accounted for approximately 21%, 13% and 14% of the Company's net sales in 1994, 1995 and 1996, respectively, and sales of TACNAV systems to the Government of Sweden accounted for approximately 25% and 14% of the Company's net sales in 1995 and 1996. Sales of TACNAV systems to FMC Corporation amounted to 18% of the Company's net sales in 1994. Revenues from sales of commercial navigation products, including digital compass systems and other navigation products for recreational, commercial and OEM markets, as a percentage of the Company's total net sales, were 50%, 37% and 21%, respectively, in 1994, 1995 and 1996. Revenues from combined sales of military navigation systems and related customer funded research and development constituted 47%, 52% and 41% of the Company's total net sales in 1994, 1995 and 1996, respectively. Revenues from sales of satellite communications systems, including antenna-aiming systems sold to OEM customers as well as complete satellite communications systems, represented 3%, 11% and 38% of the Company's total net sales in 1994, 1995 and 1996, respectively.

Relationship with AMSC

     Under an agreement with AMSC (the "AMSC Agreement"), the Company acts as a systems integrator and manufactures, tests, and ships complete high-gain AMSC SKYCELL satellite telephone terminals for AMSC. Pursuant to the AMSC Agreement, AMSC agreed to purchase a minimum of 1,000 baseline telephone systems and 4,000 deluxe systems, for an aggregate order price of $10.2 million. AMSC may, at its option, purchase up to an additional 15,000 units on substantially the same terms and conditions. AMSC is required to supply to KVH, at AMSC's expense, the Mitsubishi telephone transceivers and handsets included in the system. KVH is required to supply, at its expense, the ASAP system, antenna, baseplate and antenna dome, and to assemble, test and package the completed system. Completed Tracphone systems are delivered by KVH to its own warehouse, at which time title passes to AMSC and the Company invoices AMSC for the full price of the products. Risk of loss for the products remains in the Company while the products are stored in the warehouse, but AMSC is required to reimburse KVH for the expense of insurance to cover such risk of loss. The AMSC Agreement provides that AMSC dealers and resellers will market the Tracphone product through an AMSC dealer network, at AMSC's expense. The Company drop ships completed units from its warehouse to the dealer's customer, is responsible for billing and collecting from the customer the price specified by the dealer and remits the full amount to AMSC on a bimonthly basis. AMSC has made an advance payment to the Company of $2.5 million, which will be applied to the purchase price of the last of the 5,000 units originally covered by the AMSC Agreement, and the Company has provided  a  performance  bond in that  amount to secure  delivery  of the final units. The Company delivered 3,500 Tracphone units in 1996 and expects to deliver the remaining 1,500 units constituting AMSC's minimum purchase commitment by mid-1997.

Backlog

     The Company's backlog at December 31, 1995 and 1996 was $21.5 million and $11.1 million, respectively. Of the Company's total backlog at December 31, 1996, approximately $11.0 million is expected to be shipped during 1997. The Company's total backlog at December 31, 1996 includes $7.7 million attributable to orders for military navigation systems and $3.1 million attributable to orders for the AMSC mobile satellite communication product. Backlog at December 31, 1995 included $12.1 million attributable to orders for mobile satellite communication products (including the full $10.2 million value of the AMSC contract).

     The Company includes in its backlog only firm orders for which it has accepted a written purchase order. Many of the Company's orders are subject to cancellation, generally without penalties. In particular, the Company's military orders can generally be canceled at any time for the convenience of the customer, without penalty other than recovery of the Company's actual costs incurred through the date of cancellation.

     The Company's revenue from commercial and recreational marine markets is derived primarily from sales to nonstocking distributors, retail chains, OEMs and other resellers who require short lead times for delivery of products to end-users. The Company manufactures its products based on forecast commercial and recreational marine orders. Customers may cancel or reschedule orders without significant penalty and the prices of products may be adjusted between the time the purchase order is booked into backlog and the time the product is shipped to the customer. For these reasons, the Company believes that its backlog in general, and its backlog of commercial and recreational marine orders in particular, are not necessarily meaningful in predicting the Company's actual revenue for any future period.

Research and Development

     The Company's research and development efforts are focused on the development of new products based on its core technologies that will have broad application across its strategic markets, and on improving the performance and reducing the manufacturing costs of its existing products. A substantial portion of the Company's research and development expenditures is devoted to basic research relating to specified core technology development projects.

     The Company's research and development activities have historically fallen into two categories: internally funded research and development and customer funded research and development. Virtually all of the cost of developing the Company's marine navigation and satellite communications products has been financed by the Company. However, much of the funding used to develop KVH's products for the military navigation market, in which a significant engineering effort to develop enhanced features requested by the customer is frequently involved, has been derived from government sources. Development of the Company's core sensor technology has also been subsidized to a large extent by grants under the United States government's Small Business Innovative Research ("SBIR") program. The Company's total expenditures for research and development during 1994, 1995 and 1996 were as follows:

                                                     Year ended December 31,
                                                   1996        1995       1994
                                                          (in thousands)
        Internally funded research and
        development...........................    $2,431      $1,279     $  727

        Customer funded research and
        development...........................       869       2,445      1,510
         Total research and development........   $3,300      $3,724     $2,237

     The Company's future success depends on its ability to achieve technological advances and incorporate such advances into new products. Advances in product technology will require continued substantial investment in research and development. The amount of the Company's customer-funded research and development has decreased as its military navigation systems have moved from the development to the production stages. Accordingly, the Company expects to increase substantially the amounts expended on its own internally funded research and development. Even if the Company increases its internal funding of research and development, its total expenditures for research and development may decrease, due to the expected reduction in customer-funded research and development. The timely availability of new products in volume and their acceptance by customers are important to the future success of the Company. Development and manufacturing schedules for technology products are difficult to predict, and there can be no assurance that the Company will achieve timely initial customer shipments of new products. From time to time, the Company or its competitors may announce new products, capabilities or technologies that may have the potential to replace or shorten life cycles of the Company's existing products. No assurance can be given that announcements of currently planned or other new products will not cause customers to defer purchasing existing Company products.

Manufacturing

     The Company's manufacturing operations consist primarily of final assembly and testing of products, material and procurement management, quality assurance and manufacturing engineering. In addition, the Company manufactures certain subassemblies and components, such as sensor coils. The Company contracts with third parties for some services, such as the fabrication and assembly of printed circuit boards, injection-molded plastic parts and machined metal components.

     The Company believes that there are a number of acceptable vendors for most of the components and third-party services used in the manufacture of its products. However, certain of such components and services are procured by the Company from a sole source. In some instances the Company may select a single source, despite the availability of multiple sources, in order to maintain quality control or to develop a strategic relationship with the supplier. The Company has in the past experienced delays in production as a result of insufficient supply or delay in delivery of certain components, production or quality control difficulties experienced by a sole supplier, or, in one instance, the failure of a sole supplier to provide an application-specific integrated circuit designed specifically for use by the Company in one of its products. Occurrence of shortages, delays or other problems in the future could result in delay or interruption of the Company's production, which could have a material adverse effect on the Company's results of operations and damage customer relationships until an alternative source of supply could be obtained.

     The Company applied $2.6 million dollars of the proceeds of the initial public offering to purchase and equip a 70,000 square foot building adjacent to its existing 30,000 square foot facility in Middletown, Rhode Island in order to expand its manufacturing capacity and relocate its operations. Manufacturing operations were relocated to the new facility in January 1997.

Competition

     The Company encounters intense competition in each of its markets. In the commercial and recreational marine navigation market, the Company's principal competitors include a large number of domestic and international companies that manufacture and market stand-alone digital compasses, digital heading sensors and integrated instrument systems. The Company believes that the principal bases of competition in the commercial and recreational marine navigation market include product design and performance; flexibility and ease-of-use; product quality and the quality of customer support; and reputation of the vendor in the marine market.

     In the market for military land vehicle tactical navigation systems, the Company competes with a large number of domestic and international companies that produce dead-reckoning, inertial, GPS-based, or radio-based navigation systems and systems that provide integrated magnetic heading and GPS navigation capabilities. Most of these competitors have more experience than the Company in manufacturing and marketing products for the military marketplace. The Company believes that the principal bases of competition in the market for military land vehicle navigation systems are product performance; field reliability; ease and flexibility of installation, maintenance and field modification; size and weight of the unit; size and stability of the vendor; and price.

     In the mobile satellite antenna-aiming market, the Company faces competition with its ASAP systems from one principal competitor Sea Tel, Inc., that manufactures and markets a broad line of marine satellite communications and satellite tracking equipment, including antenna systems for INMARSAT and DBS-TV applications. This competitor has greater experience than the Company in marketing DBS-TV systems in the marine market and has a larger installed base of such systems. A second competitor, Datron Systems, Inc. (DTSI), provides a stabilized antenna design for RV and marine reception of DBS-TV which competes with the company's turnkey DBS products. The Company also competes with Westinghouse and a small number of other manufacturers of active stabilized antenna-aiming systems and may in the future encounter competition from other manufacturers of satellite communications equipment that may seek to develop antenna-aiming systems or other mobile satellite communications systems or equipment. The Company believes that the principal bases of competition in the satellite communications market are system performance; reliability; antenna size; cost and customer support.

     The Company's embedded sensors compete with products of a large number of companies that produce magnetic sensors and gyroscopic rate sensors for sale in the OEM market, as well as certain OEMs, including some of the Company's own customers, that choose to produce their own sensors for certain OEM applications. Many of the Company's competitors offer products that, while providing accuracy and performance inferior to that of the Company's products, are substantially less expensive.

     Many of the Company's competitors are larger and better known than the Company and have substantially greater research and development, engineering, manufacturing, marketing and financial resources than does the Company. There can be no assurance that the Company will be able to compete successfully in the future, that the Company's products will achieve or maintain future market acceptance, or that competition will not have a material adverse effect on the Company's business, financial condition and results of operations.

Intellectual Property

     The Company's ability to compete effectively depends to a significant extent on its ability to protect its proprietary information. The Company relies primarily on trade secret laws, confidentiality procedures and licensing arrangements to protect its intellectual property rights. The technology licenses on which the Company relies include an angular rate gyro license from Etak, Inc. and a license from Thomson Consumer Electronics, Inc. relating to certain consumer electronic components. Some of these technology licenses may be terminated upon short notice, and there can be no assurance that third-party technology licenses will continue to be available to the Company on commercially reasonable terms. The loss of or inability to maintain any of these technology licenses could result in the discontinuation of, or delays or reductions in, product shipments unless and until equivalent technology is identified, licensed and integrated or bundled. Any such discontinuation, delay or reduction would materially adversely affect the Company's business, financial condition and results of operations. Most of the Company's technology licenses, including those from Etak, Inc. and Thomson Consumer Electronics, are non-exclusive, and there can be no assurance that the Company's competitors will not obtain licenses to, and utilize such technology in competition with, the Company. The Company also licenses the trademark "DSS" from DIRECTV.

     Where appropriate, the Company seeks patent protection. The Company has four issued United States patents. These patents cover a system for carrying DC current in the vicinity of a magnetometer without causing magnetic field interference, which contributes to the accuracy of the Company's digital compass sensors; the heads-up rangefinder display incorporated in the KVH DataScope; the ornamental design of the DataScope; and a patent on the two-axis gimbal joint and related systems that form the basis of the Company's antenna-aiming products (foreign patent applications also pending for this design). The Company also has a United States patent application pending relating to a dual-band satellite communications system.

     The Company intends to seek further patents on its technology, if appropriate. There can be no assurance that patents will issue from any of the Company's pending or any future applications or that any claims allowed from such applications will be of sufficient scope or strength, or be issued in all countries where the Company's products can be sold, to provide meaningful protection or any commercial advantage to the Company. Also, competitors of the Company may be able to design around the Company's patents. The laws of certain foreign countries in which the Company's products are or may be developed, manufactured or sold may not protect the Company's products or intellectual property rights to the same extent as do the laws of the United States and thus make the possibility of piracy of the Company's technology and products more likely.

     In addition to patents, the Company's "Azimuth", "Sailcomp", "DataScope", TracVision", and "Tracphone" brand names are registered trademarks in the U.S. and other key markets where the company does business around the world.

     The Company generally enters into confidentiality agreements with its consultants, key employees and sales representatives and generally controls access to and distribution of its technology, software and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use the Company's products or technology without authorization, or to develop similar technology independently. Also, the Company has delivered certain technical data and information to the United States government under procurement contracts, and the United States government may have unlimited rights to use such technical data and information or to authorize others to use such technical data and information. There can be no assurance that the United States Government will not authorize others to use such technical data for purposes competitive with those of the Company. Although the Company intends to defend its intellectual property, there can be no assurance that the steps taken by the Company to protect its proprietary information will be adequate to prevent misappropriation of its technology or that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technology.

     The Company is subject to the risk of alleged infringement of intellectual property rights of others. Although the Company is not currently aware of any pending or threatened infringement claims with respect to the Company's current or future products, there can be no assurance that third parties will not assert such claims or that any such claims will not require the Company to enter into license arrangements or result in protracted and costly litigation, regardless of the merits of such claims. No assurance can be given that any necessary licenses will be available or that, if available, such licenses can be obtained on commercially reasonable terms. Furthermore, litigation may be necessary to enforce the Company's intellectual property rights, to protect the Company's trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's business, financial condition or results of operations.

Employees

     As of December 31, 1996, the Company employed 148 full-time employees, including 25 in sales and marketing, 32 in engineering, 79 in manufacturing, and 12 in general administration and finance. Six of these employees are located in the Company's European office in Hoersholm, Denmark. In addition, the Company utilizes the services of temporary or contract personnel within all functional areas to assist on project related activities. The number of such personnel will vary depending on specific project activity. At December 31, 1996, the Company employed two temporary or contract engineers. In addition, as of that date, three outside engineering firms were working for the Company on various projects. The Company generally enters into non-disclosure agreements with such temporary or contract personnel or firms with a view to protecting the confidentiality of its proprietary technology.

     The Company believes its future success will depend in large part upon the continued service of its key technical and senior management personnel and upon the Company's continuing ability to attract and retain highly qualified technical and managerial personnel. Competition for highly qualified personnel is intense, and there can be no assurance that the Company will be able to retain its key managerial and technical employees or that it will be able to attract and retain additional highly qualified technical and managerial personnel in the future. None of the Company's employees is represented by a labor union. The Company has not experienced any work stoppage and considers its relationship with its employees to be good.

Government Regulation

     The satellite communications industry is heavily regulated. Satellite communications service providers in the United States such as AMSC must be licensed by the Federal Communications Commission ("FCC") before they can provide mobile voice and data services via satellite. The delays inherent in the governmental approval process may in the future cause the cancellation, postponement or rescheduling of the installation of satellite communications systems. The FCC has granted ten year licenses to AMSC for three satellites. There can be no assurance that such FCC licenses will be extended or that new licenses will be granted for additional or replacement satellites. FCC licenses are subject to numerous restrictions, including certain restrictions on foreign ownership and prohibitions on the assignment or transfer of control of the license without the prior consent of the FCC. Certain electronic devices must comply with FCC regulations, including rules governing emission of electromagnetic interference. Under the terms of the AMSC Agreement, the Company is required to obtain FCC approval for its proposed Tracphone product pursuant to such regulations. The Company has no experience in obtaining such approvals and has not applied for such approval with respect to the Tracphone product, and there can be no assurance that such approval will be forthcoming. The FCC and certain international agencies have also enacted regulations or entered into international agreements regulating and coordinating use of the L-band frequency spectrum, where the Tracphone product will operate. There can be no assurance that a sufficient range of the L-band spectrum will remain open to the Company or its customers. Changes in the regulation of the frequency spectrum or other regulatory changes could significantly restrict the Company's operations by restricting development efforts by the Company's customers, making current products obsolete, or increasing the opportunity for additional competition. The sale of the Company's TracVision and Tracphone products may be materially and adversely affected by governmental regulatory policies with respect to satellite communications, international treaties governing use of the communications spectrum and orbital location, the imposition of common carrier tariffs or taxation of telecommunications services. There can be no assurance that the FCC or other regulatory bodies will not promulgate new regulations that could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company's manufacturing operations are subject to various laws governing the protection of the environment. These laws and regulations are subject to change, and such change may require the Company to improve technology or incur expenditures to comply with such laws and regulation. The Company believes that it complies in all material respects with applicable environmental laws and regulations and does not expect that any costs incurred in connection with complying with such laws or regulations will have a material effect on the Company's results of operations, financial position or liquidity.

     The Company is subject to compliance with the United States Export Administration Regulations. Because some of the Company's products have military or strategic applications, some products are on the Munitions List of the International Trafficking in Arms Regulations ("ITAR") or are subject to a requirement for an individual validated license from the Department of Commerce in order to be exported to certain jurisdictions. There can be no assurance that there will not be changes in the Export Administration Regulations or the ITAR that restrict the Company's export of its products, and there can be no assurance that the Company will continue to be able to procure export licenses for its products under existing regulations. If the Company were restricted from exporting a significant amount of its products, there could be a material adverse effect on the Company's operating results and financial condition.

     Under the Exon-Florio Amendment to the Defense Production Act of 1950, the United States President has authority to investigate and unwind any investment by foreign persons that could result in foreign control of an entity, if the President determines that foreign control would threaten national security. Because some of the Company's products are on the Munitions List, there can be no assurance that the President would not conclude that foreign control of the Company would affect national security. The prospect of the application of the President's powers under the Exon-Florio Amendment could have the effect of deterring transactions that would result in foreign control of the Company, including transactions in which stockholders might otherwise receive a premium for their shares over then current market prices.

Item 2.  Properties.

     The Company's executive offices, administration, product development and manufacturing facilities are housed in two adjacent buildings in Middletown, Rhode Island containing approximately 30,000 and 75,000 square feet respectively. The Company occupies the smaller of the two facilities under a lease that expires in September 1999, while the larger facility was purchased by the Company in May 1996. The Company relocated its manufacturing operations into the larger facility in January 1997. The Company is in the process of improving the portion of the larger facility that is not being utilized for manufacturing for use as executive offices, administration and product development. The Company plans to relocate the remainder of its operations into the larger facility in the second half of 1997. Subsequent to the relocation of the Company's operations to the larger facility, the smaller facility will be utilized as a warehouse for the AMSC-owned Tracphone inventory to the extent that the AMSC inventory is shipped, the space in the smaller facility may become idle.

Item 3.  Legal Proceedings.

     In the ordinary course of business, the Company is a party to legal proceedings and claims. In addition, from time to time, the Company has contractual disagreements with certain customers concerning the Company's products and services. In the opinion of the Company's management, none of the current matters or proceedings, when ultimately concluded, are likely to have a material adverse effect on the results of operations or financial position of the Company and its subsidiary taken as a whole.

Item 4.  Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

     The Company's common stock has traded on the NASDAQ National Market under the symbol KVHI since April 8, 1996. As of March 14, 1997, there were 115 holders of record of the Company's Common Stock. The Company has never declared or paid any cash dividends on its Common Stock and does not intend to pay cash dividends on its Common Stock in the foreseeable future. The Company intends to retain earnings for reinvestment in its business.

     The Company's stock commenced trading on April 2, 1996 at $6.50. At the end of the Company's second quarter on June 30, 1996, the sale price was $9.13. From July 1, 1996 to September 30, 1996 the high sale price was $11.00 and the low was $8.00. From October 1, 1996 to December 31, 1996 the high sale price was $8.25 and the low was $7.00. On March 14, 1996 the closing sale price for the Company's Common Stock was $6.63.

Item 6.  Selected Consolidated Financial Data.

     The following selected financial data is derived from the Company's financial statements. This data should be read in conjunction with Item 8, Financial Statements and Notes thereto, and with Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                              Year Ended December 31,
                                   1996      1995      1994       1993   1992
                                       (in thousands, except per share data)
Statement of
Consolidated Operations Data:
Net sales                        $ 25,687   14,150     8,565     7,149    5,551

Cost of goods sold                 14,607    8,447     5,082      4,04    3,458
                                  -------    ------    ------   ------   ------
   Gross profit                    11,080    5,703     3,483     3,10     2,093
Operating expenses:
  Research and development         2,431     1,279       727       695      268

  Sales and marketing              3,040     2,494     1,652     1,621    1,298

  General and administrative       1,624     1,058       763       705      863
                                 --------   -------    ------   ------    ------
  Operating profit (loss)           3,985      872       341        82     (336)

Other (income) deductions:
  Interest (income) expense, net    (278)       27        60        16       (2)

 Other expense (income)               14        20      (172)       10       (7)

 Loss (gain) on currency
 translation                          50        (4)      (44)      (1)       18
                                 --------   -------   -------   ------    ------


Income (loss) before income tax
expense (benefit)                  4,199       829       497        74     (345)

  Income tax expense (benefit)     1,743      (365)      (48)     (114)      -


Net income (loss)                $ 2,456     1,194       545       188     (345)
                                 -------   -------    -------   ------   -------


Net income (loss) per common
 share                             $0.35      0.21      0.09      0.03    (0.06)
                                 =======   =======   ========   ======   =======


Shares used in computing net
 income                            7,055     5,710      5,851    5,851     5,851
                                 =======   =======   ========   ======   =======
(loss) per share (1)

                                                   December 31,
                                   1996      1995     1994      1993     1992
                                                 (in thousands)
Consolidated Balance Sheet Data:
Working capital                 $ 12,570    3,214    2,110     1,553      1,241

Total assets                      21,544    7,931    3,644     3,689      3,055

Long-term obligations (2)             61      113      579       433        198

Total shareholders' equity        16,563    3,654    2,451     1,906      1,718


     (1) See note 1 of notes to consolidated financial statements for an explanation of the method of calculation.
     (2) Includes obligations under capital leases. See note 5 of notes to consolidated financial statements.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

Overview

     The Company's primary sources of revenue are: stabilized antenna systems used in mobile satellite communications applications; military tactical navigation systems used in armored vehicles for land navigation and related customer-funded research and development; and digital compasses and instrument systems used in recreational and commercial marine applications. Marketing of the Company's products is carried out by the Company's in-house sales and marketing organizations and supported by a world-wide network of independent sales representatives and distributors. The Company manages sales, product distribution and customer service in the European market through its Danish subsidiary. The remainder of the Company's world-wide markets are served through the Company's offices in Middletown, Rhode Island. The Company's manufacturing process consists primarily of light assembly and final test, which is conducted at its facilities in Middletown, Rhode Island.

     A substantial portion of the Company's research and development, particularly product development relating to its military navigation systems, has been funded by the Company's customers. Revenue from customer-funded product development is included in net sales, and the related product development costs are included in cost of goods sold. Costs of the Company's internally funded product development efforts are included in the Company's operating expenses as research and development expense. The Company's gross margins are affected by the mix of customer-funded and internally funded research and development, since the inclusion of customer-funded research and development costs in cost of goods sold has the effect of reducing gross profit. Of the Company's total expenditures for research and development in 1994, 1995 and 1996, customer-funded development comprised 68%, 66% and 26%, respectively. The amount of customer-funded development decreased in 1996, primarily as a result of the transition in the Company's TACNAV program from the development phase to the commercial production phase. The Company has substantially increased, and intends to continue to increase, the amount of its internally-funded research and development expenditures primarily as a result of entry into the satellite communications market.

Results of Operations

     The following table sets forth, for the periods indicated, certain financial data as a percentage of total revenues:

Year Ended December 31,
                                   1996     1995     1994
Net sales........................ 100.0%   100.0%    100.0%
Cost of goods sold...............  56.8     59.7      59.3
Gross profit...................    43.2     40.3      40.7
Operating expenses:
Research and development.......     9.5      9.0       8.5
Sales and marketing............    11.8     17.6      19.3
General and administrative.....     6.3      7.5       8.9
Operating profit............       15.6      6.2       4.0
Other (income) expense:
Interest (income) expense, net.     0.2     (1.0)      0.7
Other expense (income).........     0.0      0.1      (2.0)
Loss (gain) on currency
 translation......................  0.2     (0.0)     (0.5)
Income before income tax
 expense (benefit)..               16.4      5.9       5.8
Income tax (expense) benefit...    (6.8)     2.6       0.6
Net income..................        9.6%     8.5%      6.4 %

Years Ended December 31, 1996 and 1995

     Net Sales. Net sales increased by 82%, from $14.2 million in 1995 to $25.7 million in 1996. Product sales amounted to $10.5 million and $24.6 million in 1995 and 1996 respectively, and customer-funded research amounted to $3.7 million and $1.1 million in 1995 and 1996 respectively. Sales growth resulted from: a $5.4 million increase in sales of the Company's military navigation systems, an $8.3 million increase in sales of satellite communication products and a $0.5 million increase in sales of commercial and recreational marine navigation products. These increases more than offset an expected $2.6 million decrease in customer-funded research attributable to the completion of the customer-funded TACNAV research and development in 1995. The military navigation systems sales increase resulted from shipments of the Company's TACNAV product to the Swedish military, the Canadian military, the Saudi-Arabian military and the United States military. The satellite communications sales increase resulted primarily from $7.8 million of Tracphone product shipments to AMSC.

     The market for mobile satellite communication products is an emerging market, and market acceptance of the Company's Tracphone and TracVision products has been slower than anticipated. The Company's backlog of firm orders for mobile satellite communication products was $3.1 million as of December 31, 1996 (consisting primarily of the balance of scheduled shipments under the AMSC contract), compared with $12.0 million at December 31, 1995. Sales of the Company's existing satellite communications products, particularly its AMSC
Tracphone product, are expected to decline in 1997 compared with 1996. Any growth in the Company's satellite communication revenues will depend on commercial acceptance of new products, including a smaller, lower cost TracVision DBS-TV system and a new INMARSAT satellite telephone system, expected to be introduced by the Company in the latter part of 1997.

     Cost of Goods Sold. The Company's cost of goods sold consists primarily of direct labor and material, labor and material overhead, other direct costs and changes in the value of work-in-process inventory from the beginning to the end of the period. Cost of goods sold also includes costs of customer-funded research and development of $2.4 million in 1995 and $0.9 million in 1996. Gross profit increased by 94%, from $5.7 million in 1995 to $11.1 million in 1996. The Company's gross profit margin (gross profit as a percentage of net sales) increased from 40% in 1995 to 43% in 1996. The increase in gross profit resulted primarily from the product mix shift away from lower margin, customer-funded research and development sales to higher margin product shipments.

     Research and Development Expense. Research and development expense consists primarily of direct labor and material, labor and material overhead and other direct costs associated with the Company's internally funded product development efforts. The Company expenses all of its software development costs. Research and development expense increased 90%, from $1.3 million in 1995 to $2.4 million in 1996, primarily as a result of product development efforts associated with the Company's long-term initiative to develop new antenna-aiming technology to complement the Company's existing TracVision product and the redesign of its ASAP system for use in its Tracphone product. Total research and development expenditures, including customer-funded product development expenditures included in cost of goods sold, were $3.7 million in 1995 and $3.3 million in 1996, reflecting the expected decline in customer-funded research. The Company anticipates that Company-funded research and development will continue to increase as the result of introduction of new mobile satellite communication products.

     Sales and Marketing Expense. Sales and marketing expense consists primarily of salaries and related expenses for sales and marketing personnel, sales commissions, travel expenses, cooperative advertising, sales literature, media advertising and trade shows. Sales and marketing expenses increased 22% from $2.5 million in 1995 to $3.0 million in 1996, but decreased as a percentage of net sales from 18% in 1995 to 12% in 1996. The dollar increase is attributable to higher sales commissions associated with higher sales volumes and the marketing costs associated with new product introductions. The decrease in percentage of net sales reflects the leveraging of relatively fixed sales support costs over a larger revenue base. The Company expects that sales and marketing expense will continue to increase in dollar amount, particularly as the Company seeks to further penetrate international markets and introduce new products in 1997.

     General and Administrative Expense. General and administrative expense consists primarily of salaries and related expenses and other costs attributable to the Company's management, finance, accounting and human resources operations, as well as legal and other professional services. General and administrative expense increased 54%, from $1.1 million in 1995 to $1.6 million in 1996, but decreased as a percentage of net sales from 7% to 6% in such years, respectively. The dollar increase is attributable primarily to the added costs associated with becoming a public company, including directors and officers insurance, legal, accounting and consulting fees and increases in compensation expense due primarily to increases in management incentive payments. The percentage decrease reflects the fact that a substantial portion of the Company's increased revenues in 1996 were attributable to large orders from a relatively small number of customers, requiring only modest increases in the Company's administrative and accounting staff.

     Interest (Income) Expense. Interest expense, net, consists primarily of interest on the Company's short-term bank line of credit. Interest income reflects the interest earned by investing the proceeds of the April 1996 public offering in Federal short-term obligations. The proceeds of the public offering in April 1996 fully funded the Company's operating and capital requirements.

     Other (Income) Expense. Other (income) expense was immaterial in each year of 1996 and 1995.

     Loss Gain on Foreign Currency Translation. The results of operations of the Company's foreign subsidiary, KVH Europe, are determined by remeasuring its foreign currency-denominated operations as if they had taken place in United States dollars. Gains and losses resulting from this translation are included in the Company's net income. The translation gain of $4,300 and loss of $50,587 in 1995 and 1996, respectively, primarily reflect changes in the strength of the United States dollar in relation to the German deutschemark and the Danish Krone.

     Income Tax Expense (Benefit). The Company's income tax expense increased $2.1 million to $1.7 million in 1996, compared with an income tax (benefit) of approximately $0.4 million in 1995. The increase was attributable to the utilization of the Company's net operating loss carryforwards ("NOLs") from prior years. The Company's effective tax rate in 1996 was approximately 41%. The Company's effective tax rate is expected to remain relatively constant at the 1996 rate in 1997.

Years Ended December 31, 1995 and 1994

     Net Sales. Net sales increased by 65%, from $8.6 million in 1994 to $14.1 million in 1995. Of the total sales for such periods, $6.4 million and $10.4 million, respectively, were attributable to product sales and $2.2 million and $3.7 million, respectively, were attributable to customer-funded development programs. Of this growth in net sales, approximately 66% resulted from increased sales of the Company's military navigation systems, due principally to commencement of commercial shipments of its TACNAV tactical navigation system during the fourth quarter of 1995, and to increased customer-funded research and development primarily relating to the TACNAV product; approximately 22% was due to increased acceptance of the Company's mobile satellite communications antenna-aiming products in the OEM market; and approximately 11% was due to growth in sales of its commercial and recreational marine navigation products.

     Cost of Goods Sold. Gross profit increased by 64%, from $3.5 million in 1994 to $5.7 million in 1995. The Company's gross profit decreased from 41% in 1994 to 40% in 1995. The decrease in gross profit resulted primarily from the terms of sale of the TACNAV systems shipped in the fourth quarter of 1995, which required the Company to supply certain related equipment (consisting of GPS receivers and turret angle encoders) not manufactured by the Company at pass-through prices, aggregating approximately $825,000, that provided lower margins than those applicable to the Company-supplied components of the system.

     Research and Development Expense. Research and development expense increased 76%, from $727,000 in 1994 to $1.3 million in 1995, primarily as a result of product development efforts associated with the Company's long-term initiative to develop new antenna-aiming technology and the introduction of the Company's TracVision product in 1995, and the redesign of its ASAP system for use in its Tracphone product. Research and development expense as a percentage of net sales increased from 8% in 1994 to 9% in 1995. Total research and development expenditures, including customer-funded product development expenditures included in cost of goods sold, were $2.2 million in 1994 and $3.7 million in 1995, representing 26% of the Company's net sales in each such year.

     Sales and Marketing Expense. Sales and marketing expenses increased 51% from $1.7 million in 1994 to $2.5 million in 1995, but decreased as a percentage of net sales from 19% in 1994 to 18% in 1995. The dollar increase is attributable to growth of the Company's direct sales force from four persons at December 31, 1994 to eight persons at December 31, 1995 and to higher sales commissions associated with higher sales volumes. The decrease in percentage is attributable to the fact that sales volumes increased more rapidly than did fixed costs associated with the Company's direct sales force and marketing.

     General and Administrative Expense. General and administrative expense increased 39%, from $763,000 in 1994 to $1.1 million in 1995, but decreased as a percentage of net sales from 9% to 7% in such years, respectively. The dollar increase is attributable primarily to growth in the Company's administrative staff to support the higher volume of business activity. The percentage decrease is primarily attributable to the fact that the Company's revenue in 1995 was derived from a smaller number of relatively large orders, requiring proportionately less administrative and accounting support.

     Interest (Income) Expense. Interest expense, net, decreased 54%, from $60,000 in 1994 to $28,000 in 1995, due to the Company's receipt during 1995 of a $2.5 million dollar advance payment from AMSC, which provided funds for the Company's operations and enabled the Company to reduce its bank borrowings.

     Other (Income) Expense. The Company recognized other income of $172,000 in 1994 compared with other expense of $20,000 in 1995. Other income in 1994 reflects the receipt by the Company of approximately $175,000 in settlement of a contract dispute.

     Gain on Foreign Currency Translation. Gains of $44,000 and $4,000 in 1994 and 1995, respectively, primarily reflect the strength of the United States dollar in relation to the German deutschemark and the Danish krone.

     Income Tax Benefit. The Company's income tax benefit of $365,000 for 1995, compared with an income tax benefit of $48,000 in 1994, was attributable to the reduction of the valuation allowance for certain deferred tax assets, arising primarily out of net operating loss carryforwards ("NOLs") from prior years, as a result of the increased likelihood of realization of such deferred tax assets. At December 31, 1995 the Company had NOLs of approximately $1,000,000 available through 2004 to offset future taxable income for federal and state purposes.

Liquidity and Capital Resources

                                             Year ended December 31,
                              -------------------------------------------------
                                1996     Change    1995      Change      1994
                                           (dollars in thousands)
 Cash and cash equivalents   $ 7,006       682%   $  896       369%    $   191

 Working capital            $ 12,570       291%   $3,214        52%    $ 2,110


     The Company historically financed its growth through a combination of funds generated from operations, short-term bank revolving lines of credit and customer advances. In April 1996, The Company completed an initial public offering, which resulted in net proceeds to the Company of approximately $9.9 million. The Company believes that existing cash balances, short-term marketable securities, amounts available under its revolving credit facility and funds generated from operations will be sufficient to meet anticipated liquidity and working capital requirements for at least the next 18 to 24 months. If the Company determines to expand more rapidly, to broaden or enhance its products more rapidly, to acquire businesses or technologies or to make other significant expenditures to respond to competitive pressures, then the Company may need to raise additional funds sooner.

Inflation

     The Company believes that inflation has not had a material effect on its results of operations.

Forward Looking Statements

     This "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward looking statements that are subject to a number of risks and uncertainties. Among the important factors that could cause actual results to differ materially from those anticipated by the statements made above are the following:

     The Company's future growth will depend to a considerable extent on the expansion of sales of its antenna-aiming products for use in the emerging marine satellite communications market. To date, the market for mobile satellite communications products has been limited. The Company's first satellite communications product, an antenna-aiming system for use with satellites operated by the International Maritime Satellite Organization ("INMARSAT"), was introduced in late 1993. The Company's TracVision system for mobile reception of direct broadcast satellite television services ("DBS-TV") was introduced in late 1995, and the Tracphone mobile satellite telephone system for use with the SKYCELL voice, fax and data services offered by AMSC was introduced in the second quarter of 1996. The Company's business, financial condition and results of operation could be adversely affected if any of the INMARSAT, AMSC or DBS-TV satellite networks experience operating, financial or regulatory problems, if no significant maritime market develops for these services, or if the Company's products do not achieve significant market acceptance in these emerging markets. Also, if the Company builds inventory in anticipation of potential sales in the marine satellite communications market, the failure of that market to develop could result in inventory obsolescence.

     The Company relies upon sales of new products under large contracts to a small number of customers, and the sales cycles for some of the Company's products are long and difficult to predict, resulting in variability of a significant portion of its product revenues. The introduction of new products involves the identification and qualification of new material and component vendors. New products may contain undetected component, hardware, software or mechanical defects or failures when first introduced or may develop defects or failures after commencement of commercial production or shipments. Any such delays, defects or failures could cause loss of goodwill with distributors and with current or potential customers, impair or prevent the market acceptance of the Company's products and result in lost revenue due to cancellations or rescheduling of orders or shipments or to product recalls, returns or discounts. The Company could also incur unexpected and significant costs, including product redesign costs and costs associated with customer support. The Company's products are generally sold with a limited warranty against defects in materials and workmanship, generally for a period of one year but in certain cases for as long as three to five years. If any of the Company's products were found within the warranty period to contain such defects, the Company could be required to repair, replace or refund the purchase price of the defective products. The occurrence of any of the above risks could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company derives a substantial portion of its revenues from the armed forces of the United States and of foreign governments and from contractors that manufacture military land vehicles for such governments. There can be no assurance that such governments or their contractors will continue to purchase the Company's products in similar amounts. Changes in procurement priorities or significant reductions or delays in procurement of the Company's products by the United States or any foreign government would have a material adverse effect on the Company's business, financial condition and results of operations. Generally, the United States government and its contractors and subcontractors may terminate their contracts with the Company for cause or for convenience, upon certain terms and conditions. In many instances, the United States government or its contractors purchase the Company's products on a purchase-order basis, without firm commitments. Moreover, even under firm orders by the United States government or its contractors, funding must nevertheless be appropriated in the budget process in order for the government to complete the contract.

Item 8.  Financial Statements and Supplementary Data.

     The Company's consolidated financial statements and supplementary data, together with the report of KPMG Peat Marwick LLP, independent auditors, are included in Part IV of this Report on Form 10-K.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

         Not applicable.

                                    PART III


Item 10.  Directors and Executive Officers of the Registrant.

     Reference is made to the information set forth in the definitive Proxy Statement relating to the 1997 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission within 120 days after December 31, 1996) (the "Proxy Statement"), under the caption "Directors and Executive Officers".

Item 11.  Executive Compensation.

     Reference is made to the information set forth in the Proxy Statement under the caption "Renumerature of Executive Officers and Directors".

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

     Reference is made to the information set forth in the Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management".

Item 13.  Certain Relationships and Related Transactions.

         None.

                                     PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)  Documents filed as part of this report:                               Page

     1.  Financial Statements:

         Report of Independent Accountants                                  19
         Consolidated Balance Sheets as of
          December 31, 1996, and 1995                                       20
         Consolidated Statements of Income for the years
          ended December 31, 1996, 1995 and 1994                            21
         Consolidated Statement s of Changes in Stockholders'
          Equity for the years ended December 31, 1996,
          1995 and 1994                                                     22
         Consolidated Statements of Cash Flows for the years
          ended December 31, 1996, 1995 and 1994                            23
         Notes to Consolidated Financial Statements                         24

     2. Financial  Statement  Schedule.  See  "Independent  Auditors Report and
Schedule II - Valuation and Qualifying Accounts" included on pages 35 and 36. All other schedules have been omitted since the information is not required to be presented, or because the information required is included in the consolidated financial statements or notes thereto.


(b)  Reports on Form 8-K:

     During the quarter ended December 31, 1996 no reports on Form 8-K were filed by the Company.

(c) Exhibit     Description                                          Page
    Number
    3.1      Restated Certificate of Incorporation of the Company (1)
    3.5      Amended and Restated By-Laws of the Company
    10.1     1986 Executive Incentive Stock Option Plan (1)
    10.2     Amended and Restated 1995 Incentive Stock Option Plan of the
              Company (1)
    10.3     1996 Employee Stock Purchase Plan (1)
    10.5 Credit Agreement dated September 8, 1993 between the Company and Fleet National Bank (1)
    10.6 $500,000 Revolving Credit Note dated September 8, 1993 between the Company and Fleet National Bank (1)
    10.7 Security Agreement dated September 8, 1993 between the Company and Fleet National Bank (1)
    10.8 Modification to Security Agreement dated May 30, 1994 between the Company and Fleet National Bank (1)
    10.9 Second Modification to Credit Agreement and Revolving Credit Note dated May 30, 1994 between the Company and Fleet National Bank (1)

    Exhibit      Description                                          Page
    Number
    10.10 Second Modification to Security Agreement dated March 17, 1995 between the Company and Fleet National Bank (1)
    10.11 Third Modification to Credit Agreement and Revolving Credit Note dated March 17, 1995 between the Company and Fleet National Bank(1)
    10.12 Third Modification to Security Agreement dated December 12, 1995 between the Company and Fleet National Bank (1)
    10.13 Fourth Modification to Credit Agreement and Revolving Credit Note dated December 12, 1995 between the Company and Fleet National Bank (1)
    10.14 Lease dated February 27, 1989 between the Company and Middletown Technology Associates IV (1)
    10.17 Registration Rights Agreement dated May 20, 1986 by and among the Company and certain stockholders of the Company (1)
    10.18 Amendment to Registration Rights Agreement dated January 25, 1988, by and among the Company, Fleet Venture Resources, Inc., and Fleet VenturePartners I and certain stockholders of the Company(1)
    10.19 Amendment to Registration Rights Agreement dated October 25, 1988 byand among the Company and certain stockholders of the Company(1)
    10.20 Amendment to Registration Rights Agreement dated July 21, 1989 by and among the Company and certain stockholders of the Company (1)
    10.21 Third Amendment to Registration Rights Agreement dated November 3, 1989 by and among the Company and certain stockholders of the Company (1)
    10.28 Technology License Agreement dated December 22, 1992 between the Company and Etak, Inc. (1)
    10.29 Agreement dated September 28, 1995 between the Company and Thomson Consumer Electronics, Inc. (1)
    10.30 Agreement dated September 28, 1995 between the Company and Thomson Consumer Electronics, Inc. (1)
    10.31 Agreement regarding Technology Affiliates Program between Jet Propulsion Laboratory and the Company (1)
    10.32 Purchase and Sale Agreement dated March 18, 1996, 50 Enterprise Center, Middletown, Rhode Island between the Company and SKW Real Estate Limited Partnership (2)
    10.33 Fifth Modification to Credit Agreement and Revolving Note dated August 8, 1996 between the Company and Fleet National Bank
    11.1     Computation of Earnings per Share (2)                           37
    21.1     List of Subsidiaries of the Company (1)
    23.1     Consent of KPMG Peat Marwick LLP                                38
    27.1     Financial Data Schedule                                         39

     (1) Incorporated by Reference to Exhibit Index on Form S-1 dated March 28, 1996, Registration No. 333-01258.
(2)      Filed by paper with the Securities and Exchange Commission..

                                   SIGNATURES
 Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934 the registrant has the duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               KVH Industries, Inc.


DATE: March 24, 1997                     By:  /s/  Martin A. Kits van Heyningen
                                                   Martin A. Kits van Heyningen
                                                            President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

         Signature                     Title                          Date

/s/  Martin A. Kits van Heyningen   President                    March 24, 1997
  Martin A. Kits van Heyningen    (Chief Executive Officer)

/s/ Richard C. Forsyth              Chief Financial Officer      March 24, 1997
  Richard C. Forsyth              (Principal Financial and
                                        Accounting Officer)

/s/ Arent H. Kits van Heyningen     Chairman of the Board        March 24, 1997
  Arent H. Kits van Heyningen

/s/ Robert W.B. Kits van Heyningen  Director                     March 24, 1997
  Arent H. Kits van Heyningen

/s/ Mark S. Ain                     Director                     March 24, 1997
  Mark S. Ain

/s/ Michael F. Schiavo              Director                     March 24, 1997
  Michael F. Schiavo

/s/ James A. Saalfield              Director                     March 24, 1997
  James A. Saalfield

 /s/ Werner Trattner                Director                     March 24, 1997
   Werner Trattner

                          INDEPENDENT AUDITORS' REPORT



Board of Directors and Stockholders
KVH Industries, Inc.:


     We  have  audited  the  accompanying  consolidated  balance  sheets  of KVH
Industries, Inc. and subsidiary as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of KVH Industries, Inc. and subsidiary at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.





Providence, Rhode Island
February 7, 1997

                       KVH INDUSTRIES, INC. AND SUBSIDIARY

                           Consolidated Balance Sheets

                           December 31, 1996 and 1995

           Assets                                           1996        1995

Current assets:
   Cash and cash equivalents                            $ 7,005,682    895,677
   Accounts receivable, less allowance
     for doubtful accounts
     of $49,955  in 1996 and $94,955 in
     1995 (note 11)                                      6,130,567   2,187,916
   Contract receivables                                     29,226     994,056
   Costs and estimated earnings in excess
     of billings on uncompleted contracts                  835,720     916,194
   Inventories (note 2)                                  3,242,270   1,753,172
   Prepaid expenses and other deposits                     179,705     156,675
   Deferred income taxes (note 8)                          134,552     515,285
          Total current assets                          17,557,722   7,418,975

Property and equipment, net (notes 3, 4 and 5)           3,881,088     423,842
Other assets, less accumulated amortization of
   $168,859  in 1996 and $129,891 in 1995                   25,978      64,946
Deferred income taxes (note 8)                              88,862      23,510

                                                      $ 21,553,650   7,931,273
       Liabilities and Stockholders' Equity

Current liabilities:
   Current installments of obligations
    under capital leases (note 5)                     $     57,676      40,787
   Accounts payable                                      1,031,309     958,507
   Accrued expenses (note 6)                             1,371,193     335,896
   Customer deposits (note 11)                           2,527,500   2,869,595
          Total current liabilities                      4,987,678   4,204,785

Obligations under capital leases, excluding
     current installments (note 5)                           3,341      72,439

          Total liabilities                              4,991,019   4,277,224

Stockholders' equity (notes 7 and 13):
   Preferred stock (aggregate liquidation
     preferences of $4,340,000 at
     December 31, 1995).  Authorized 1,440,390 shares;
     issued 0 shares in 1996 and 1,298,182 in 1995           -          12,982
   Common stock, $.01 par value.  Authorized
     7,490,582 shares;issued 6,993,246 shares in
     1996 and 1,615,998 in 1995                             69,932      16,160
   Additional paid-in capital                           14,884,806   4,473,045
   Retained earnings (deficit)                           1,607,893    (848,138)

          Total stockholders' equity                    16,562,631   3,654,049

Commitment and other information (notes 5 and 9)
                                                      $ 21,553,650   7,931,273

See accompanying notes to consolidated financial statements.

                       KVH INDUSTRIES, INC. AND SUBSIDIARY

                        Consolidated Statements of Income

                  Years ended December 31, 1996, 1995 and 1994


                                                 1996        1995       1994

Net sales (note 11)                        $ 25,687,495   14,150,147  8,564,967
Cost of goods sold                           14,607,584    8,446,728  5,081,700

           Gross profit                      11,079,911    5,703,419  3,483,267

Operating expenses:
   Research and development                   2,430,755     1,278,841   726,838
   Sales and marketing                        3,039,483     2,494,071 1,652,374
   General and administrative                 1,624,270     1,058,073   763,385

           Operating profit                   3,985,403       872,434   340,670

Other deductions (income):
   Interest income                             (293,494)      (23,761)     -
   Interest expense                              15,938        51,507    59,733
   Other expense (income) (note 10)              14,303        20,385  (171,435)
   Loss (gain) on foreign currency translation   50,087        (4,300)  (43,939)

           Income before income tax expense
              (benefit)                       4,198,569       828,603   496,311

Income tax expense (benefit) (note 8)         1,742,538      (364,995)  (48,400)

           Net income                      $  2,456,031     1,193,598   544,711

Per share information (notes 7 and 13):
   Net income per common share             $     0.35          0.21       0.09

   Weighted average number of
     shares outstanding                       7,055,309    5,710,177  5,851,315


See accompanying notes to consolidated financial statements.

                       KVH INDUSTRIES, INC. AND SUBSIDIARY

                 Consolidated Statements of Stockholders' Equity

                  Years ended December 31, 1996, 1995 and 1994


                                            Additional  Retained     Total
                        Preferred  Common    Paid-in    Earnings  Stockholders'
                          Stock     Stock    Capital    (Deficit)    Equity

Balances at
December 31, 1993      $12,982     16,006    4,463,941  (2,586,447)   1,906,482
Net income               -           -          -          544,711      544,711
Balances at
 December 31, 1994      12,982     16,006    4,463,941  (2,041,736)   2,451,193
Net income                -         -           -        1,193,598    1,193,598
Stock option
 transactions             -           154        9,104       -            9,258
Balances at
 December 31, 1995       12,982    16,160    4,473,045    (848,138)   3,654,049
Net income                 -         -          -        2,456,031    2,456,031
Exercise of stock options
   and warrants            -        3,274      457,203        -         460,477
Initial public offering
 of commonstock, net of
 issuance costs of
 $1,736,555 (note 7)       -         18,000   9,945,445       -       9,963,445
Conversion of 1,298,182
 sharesof preferred stock
 to 3,245,500 shares of
 common stock           (12,982)     32,455     (19,473)       -          -
Issuance of common
 stock under benefit
 plans                      -            43      28,586        -         28,629
Balances at
December 31, 1996      $    -        69,932  14,884,806   1,607,893  16,562,631

See accompanying notes to consolidated financial statements.

                       KVH INDUSTRIES, INC. AND SUBSIDIARY

                      Consolidated Statements of Cash Flows

                  Years ended December 31, 1996, 1995 and 1994



                                                 1995        1994       1996
Cash flows from operating activities:
   Net income                               $ 2,456,031    1,193,598   544,711
   Adjustments to reconcile
     net income to net cash provided by
    (used in) operating activities:
     Depreciation and amortization              285,049      143,080    130,105
     Provision for doubtful accounts            (45,000)      39,816     47,801
     Provision for deferred taxes               315,381     (376,395)   (48,400)
     Increase in accounts and
      contract receivables                   (2,932,821)  (2,220,826)   (51,674)
     (Increase) decrease in costs
       and estimated earnings in excess
       of billings on uncompleted
       contracts                                 80,474      (53,698)   204,521
     Increase in inventories                 (1,489,098)    (819,657)  (130,241)
     (Increase) decrease in prepai
      expenses and other deposits               (23,030)     (84,253)    51,734
     (Decrease) increase in accounts
      payable                                     72,802      551,586  (273,230)
     (Decrease) increase in accrued
      expenses                                 1,035,297      162,819    44,537
     (Decrease) increase in customer
      deposits                                  (342,095)   2,835,600  (531,005)

      Net cash provided by
      (used in) operating activities            (587,010)   1,371,670   (11,141)
Cash flows from investing activities:
   Capital expenditures                       (3,703,327)    (210,801)  (61,496)
Net cash used in investing activities         (3,703,327)    (210,801)  (61,496)

Cash flows from financing activities:
   Net borrowings (repayments)
      on note payable to bank                      -        (455,278)    55,278
   Repayments of long-term debt                    -            -        (4,217)
   Repayments of obligations
      under capital lease                        (52,209)    (10,610)    (4,788)
   Stock option and benefit
      plan transactions                          489,106       9,258        -
   Proceeds from initial
      public offering (note 7)                 9,963,445         -          -
 Net cash provided by (used in)
      financing activities                    10,400,342    (456,630)    46,273

Net increase (decrease
 in cash and cash equivalents                  6,110,005     704,239    (26,364)

Cash and cash equivalents
 at beginning of year                            895,677     191,438    217,802

Cash and cash equivalents
 at end of year                             $  7,005,682     895,677    191,438

Supplemental disclosure of cash flow information:
   Cash paid during the year for interest   $     15,938      51,507     59,733
   Cash paid during the year
     for income taxes                       $     20,250         250        250

     During 1994, the Company entered into a capital lease for property and equipment totaling $123,836.

See accompanying notes to consolidated financial statements.

-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
                       KVH INDUSTRIES, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                        December 31, 1996, 1995 and 1994


(1) Summary of Significant Accounting Policies
   (a) Description of Business
     KVH Industries, Inc. (the "Company") develops, manufactures and markets digital navigation systems and mobile satellite communication products for use in commercial, military and marine applications. The Company's digital navigation systems utilize the Company's proprietary autocalibration and applications software along with its advanced sensor technology to provide users with accurate, real-time heading, orientation and position information. In 1993, the Company entered the emerging market for mobile satellite communications by introducing an active-stabilized antenna-aiming system that draws upon the Company's proprietary software and sensor technology.

   (b) Principles of Consolidation
     The consolidated financial statements include the financial statements of KVH Industries, Inc. and its wholly-owned subsidiary, KVH Europe A/S ("KVH Europe"). All significant intercompany accounts and transactions have been eliminated in consolidation.

   (c) Cash and Cash Equivalents
     The Company considers all highly liquid investments with a maturity, at the purchase date, of three months or less to be cash equivalents.

   (d) Revenue Recognition
     Revenue is recognized when a product is shipped and services are performed.

     Revenues on long-term contracts are recognized using the percentage of completion method. Under this method, income is recognized as work progresses on the contracts. The percentage of work completed is determined principally by comparing the accumulated costs incurred to date with management's current estimate of total costs to be incurred at contract completion. On certain contracts where the delivery of equipment is separable from development and other aspects of the contract, the Company segments the contract and recognizes revenue on each segment individually. Revisions of costs and income estimates are reflected in the period in which the facts that require the revisions become known. If estimated total costs on a contract indicate a loss, the entire amount of the estimated loss is provided for currently.

   (e) Inventories
     Inventories of finished goods for sale and raw materials are stated at the lower of cost or market using the first-in first-out costing method. Work in process is valued at production cost represented by material, labor and overhead, and is not recorded in excess of net realizable values.

   (f) Property and Equipment
     Property and equipment are stated at cost. Depreciation and amortization is computed on the straight-line method over the estimated useful lives of the respective assets. The principal lives, in years, used in determining the depreciation rates of various assets are: leasehold improvements, ten years; machinery and equipment, five years; office and computer equipment, five to seven years and motor vehicles, four years. Amortization of property and equipment under capital lease is provided using the straight-line method over the lease terms.



       (Continued)

                       KVH INDUSTRIES, INC. AND SUBSIDIARY

   (g) Other Assets
     Other assets consist of the unamortized portion of organization costs incurred to form KVH Europe and to acquire the assets and assume certain liabilities which were contributed to this subsidiary. These costs are being amortized on a straight-line basis over five years.

   (h) Progress Payments
     Progress payments received from customers are offset against inventories associated with the contracts for which the payments were received. Under contractual arrangements by which progress payments are received from the United States Government, the United States Government has a lien on the inventories identified with related contracts.

   (i) Income Taxes
     Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

   (j) Research and Development
     Expenditures for research and development, including customer-funded research and development, are expensed in the year incurred. Revenue from customer-funded research and development is included in net sales, and the related product development costs are included in cost of goods sold. Revenues from customer-funded research and development totaled approximately $1,050,000, $3,200,000 and $2,200,000, respectively, in 1996, 1995 and 1994, and related costs included in cost of goods sold totaled approximately $868,000, $2,445,000 and $1,510,000 in such years, respectively.

   (k) Foreign Currency Translation
     The financial statements of the Company's foreign subsidiary are re-measured into the United States dollar functional currency for consolidation and reporting purposes. Current rates of exchange are used to re-measure monetary assets and liabilities and historical rates of exchange are used for nonmonetary assets and related elements of expense. Revenue and other expense elements are re-measured at rates which approximate the rates in effect on the transaction dates. Gains and losses resulting from this re-measurement process are recognized currently in the consolidated statements of income.













       (Continued)

                       KVH INDUSTRIES, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements


   (l) Stock Option Plan
     Prior to January 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Under APB No. 25, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted "Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, which requires entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure permitted by SFAS No. 123.

   (m) Use of Estimates
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(n) Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of
     The Company adopted the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived to be Disposed of, on January 1, 1996. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of this Statement did not have a material impact on the Company's financial position, results of operations, or liquidity.

   (o) Net Income per Common Share
     Net income per common share is computed for each period based upon the weighted average number of common shares outstanding and dilutive common stock equivalents. For purpose of this calculation, outstanding convertible preferred stock, stock options and stock warrants are considered common stock equivalents. The dilutive effect of stock options and warrants was calculated using the treasury stock method.

   (p) Fair Value of Financial Instruments
     The carrying amounts of accounts receivable, contracts receivable, costs and estimated earnings in excess of billings on uncompleted contracts, accounts payable, accrued expenses and obligations under capital leases approximate fair value due to the short maturity of these instruments.

                       KVH INDUSTRIES, INC. AND SUBSIDIARY

(2) Inventories
   Inventories at December 31, 1996 and 1995 consist of the following:
                                              1996               1995

     Raw materials                         $ 1,887,634         1,256,401
     Work in process                           714,346           100,813
     Finished goods                            640,290           395,958

                                           $ 3,242,270         1,753,172

     Project inventories totaling $385,748 and $1,199,750, respectively, in 1996 and 1995 have been offset against related progress payments and included as a component of costs and estimated earnings in excess of billings on uncompleted contracts.

(3) Property and Equipment
     Property and equipment, net, at December 31, 1996 and 1995 consist of the following:
                                                 1996              1995

     Land                                     $   806,774             -
     Building and improvements                  1,801,062             -
     Leasehold improvements                        39,543            39,543
     Machinery and equipment                    1,667,618           774,971
     Office and computer equipment              1,155,750           952,906
     Motor vehicles                                68,949            68,949

                                                5,539,696         1,836,369
     Less accumulated depreciation              1,658,608         1,412,527

                                              $ 3,881,088           423,842

     Depreciation for the years ended December 31, 1996, 1995 and 1994 amounted to $246,081, $104,113 and $91,138, respectively.

(4) Notes Payable to Bank
     On August 10, 1993, the Company entered into a Secured Revolving Line of Credit Agreement (the "Revolving Credit Agreement") with Fleet National Bank which, as amended through August 8, 1996, provides for borrowings from time to time of up to $2,500,000 at the bank's prime rate plus 1.25%. Borrowings are payable upon demand by the bank or the expiration of the Revolving Credit Agreement, which expires June 30, 1998. Borrowings are secured by substantially all of the assets of the Company, except for land, building and improvements. As of December 31, 1996 and 1995, the Company had no borrowings outstanding. The Revolving Credit Agreement includes financial and other restrictive covenants relating to the maintenance of or attainment of certain financial criteria and prohibits the Company from paying cash dividends.

                       KVH INDUSTRIES, INC. AND SUBSIDIARY

(5) Leases
     The Company has certain capital and operating leases for facilities, automobiles, and various equipment. The following is a summary of future minimum payments under capital leases and under operating leases that have initial or remaining noncancelable lease terms in excess of one year at December 31, 1996:

                                         Capitalized              Operating
                                            Leases                  Leases
     Year ending December 31
         1997                           $   61,322                  403,583
         1998                                3,401                  416,652
         1999                                  -                    318,186

      Total minimum lease payments          64,723                1,138,421

     Imputed interest                       (3,706)

     Present value of minimum
      capital lease payments                61,017

     Current portion                        57,676

     Long-term obligations
      under capital leases               $   3,341

     Total rent expense incurred under operating leases for the years ended December 31, 1996, 1995 and 1994 amounted to, $435,124, $412,085 and $394,138, respectively.

(6) Accrued Expenses

     Accrued expenses for the period ended December 31, 1996 and 1995 consist of the following:

                                                        1996          1995

   Accrued payroll, bonus and other related
    expenses payable                                $ 529,471        239,028
   Federal income tax payable                         478,567           -
   State income tax payable                           180,148           -
   Other                                              183,007         96,868

                                                   $1,371,193        335,896

(7) Stockholders' Equity
   (a)  Sale of Common Stock
     On March 28, 1996, the Company's registration statement for an initial public offering of common stock was declared effective. An aggregate of 1,800,000 shares of common stock were issued by the Company on April 8, 1996 at an initial public offering of $6.50 per share that resulted in approximately $9.9 million in net proceeds.


     (Continued)

                       KVH INDUSTRIES, INC. AND SUBSIDIARY

   (b)  Employees Stock Options and Warrants
     The Company has a 1986 Executive Incentive Stock Option Plan, a 1995 Incentive Stock Option Plan, and a 1996 Incentive and Non-Qualified Stock Option Plan (the "Plans").

     The Company has reserved 915,000 shares of its common stock for issuance upon exercise of options granted or to be granted under the Plans. These options generally vest in equal annual amounts over four years beginning on the date of the grant. The Plans provide that options be granted at exercise prices not less than market value on the date the option is granted and options are adjusted for such changes as stock splits and stock dividends. No options are exercisable for periods of more than ten years after date of grant.

     The per share weighted average fair value of stock options granted during 1996 and 1995 was $1.80 and $.028, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions: 1996 - expected dividend yield 0%, risk-free interest rate 6.4%, expected volatility rate 3% and expected life 4 years; 1995 - expected dividend yield 0%, risk-free interest rate 6.1%, expected volatility rate 3% and expected life 2 years.

     The Company applies APB Opinion No. 25 in accounting for its Plans and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income would have been reduced to the pro forma amounts indicated below:
                                                      1996           1995
  Net income                 As reported         $ 2,456,031      1,193,598
                             Pro forma             2,109,142      1,143,211

  Net income per             As reported          $     0.35           0.21
   common share              Pro forma                  0.30           0.20


     Pro forma net income reflects only options granted in 1996 and 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options' vesting period of 4 years and compensation cost for options granted prior to January 1, 1995, is not considered.




    (Continued)

                       KVH INDUSTRIES, INC. AND SUBSIDIARY

     The changes in outstanding options and warrants for the three years ended December 31, 1996, 1995 and 1994 is as follows:

                                                Number of     Weighted Average
                                                 Shares        Exercise Price

     Outstanding at December 31, 1993             534,572               $  0.60
       Granted                                     27,500                  0.60
       Exercised                                     -                      -
       Forfeited                                     -                      -
       Expired and canceled                       (92,188)                 0.60

     Outstanding at December 31, 1994             469,884                  0.60
       Granted                                    796,425                  1.22
       Exercised                                  (15,430)                 0.60
       Forfeited                                     -                      -
       Expired and canceled                      (185,740)                 1.60

     Outstanding at December 31, 1995           1,065,139                  1.11
       Granted                                    362,000                  7.91
       Exercised                                 (327,400)                 0.75
       Forfeited                                  (66,080)                 0.60
       Expired and canceled                       (12,332)                 5.72

     Outstanding at December 31, 1996           1,021,327               $  3.83

     At December 31, 1996 the range of exercise prices and the weighted average remaining contractual life of outstanding options were $0.60 - $9.13 and 4.6 years respectively.

     At December 31, 1996, 1995 and 1994 the number of options exercisable was 983,828, 889,049 and 152,760, respectively and the weighted average exercise price of those options was $3.83, $1.11 and $0.60 respectively.

   (c)  Employee Stock Purchase Plan
     The Employee Stock Purchase Plan (the "ESPP") covers substantially all employees in the United States and Denmark. The ESPP allows eligible employees the right to purchase common stock on a semi-annual basis at the lower of 85% of the market price at the beginning or end of each six-month offering period. As of December 31, 1996, there were 150,000 shares of common stock reserved for the ESPP. The first employee stock offering took place in 1996 resulting in the issuance of 4,351 shares for $28,629.

                       KVH INDUSTRIES, INC. AND SUBSIDIARY

(8) Income Taxes
     Income tax expense (benefit) for the years ended December 31, 1996, 1995 and 1994 is presented below.
                                         Total        Current        Deferred
     1996:
       Federal                        $1,062,392      246,986        1,309,378
       State                             285,148       68,395          353,543
       Foreign                            79,617         -              79,617

                                      $1,427,157      315,381        1,742,538

     1995:
       Federal                            11,400     (293,253)        (281,853)
       State                                -         (83,142)         (83,142)
       Foreign                              -            -                -

                                       $  11,400     (376,395)        (364,995)
      1994:
       Federal                              -         (36,300)         (36,300)
       State                                -         (12,100)         (12,100)
       Foreign                              -            -                -

                                       $    -         (48,400)         (48,400)

     The actual tax benefit differs from the "expected" tax expense computed by applying the U.S. Federal corporate tax rate of 34% to income before income taxes as follows:

                                                1996        1995          1994

  Computed "expected" tax expense          $ 1,427,513     281,725      168,746
  Increase (decrease) in income
   taxes resulting from:
  Change in beginning of
   the year balance of the
   valuation allowance for
   deferred tax assets
   allocated to income tax expense               -        (661,854)    (277,384)
  Non-deductible expenses                      25,025         -            -
  Loss from KVH Europe
    not recognized for U.S. taxes                -            -          25,585
  State income tax expense,
   net of Federal
   income tax benefit                         233,674        12,562      32,757
  Other                                        56,326         2,572       1,896

  Net income tax expense (benefit)        $ 1,742,538      (364,995)    (48,400)





 (Continued)

       KVH INDUSTRIES, INC. AND SUBSIDIARY Notes to Consolidated Financial
                              Statements, Continued

     The tax effects of temporary differences that give rise to significant portions of deferred tax assets at December 31, 1996 and 1995 are as follows:

                                                 1996                 1995
 Operating loss carryforwards                $    -                 400,173
 Accounts receivable, due to
  allowance for doubtful accounts               25,672               59,022
 Inventories, due to
  valuation reserve                             42,197               38,722
 Inventories, due to
  differences in costing for
  tax purposes                                   3,050                5,968
 Inventories, due to unrealized
  gain                                          42,627                  -
 Property, plant and equipment,
  due to differences in depreciation            25,841               23,510
 Accrued warranty costs                         84,027                  -
 Alternative minimum tax
  credit carryforwards                             -                 11,400

 Net deferred tax asset                      $ 223,414              538,795

     The recognition of the net deferred tax asset of $223,414 is supported by the Company's expectation that it will have future taxable income in 1997 and beyond in order to realize the benefit of these future tax deductions.

(9) 401(k) Profit Sharing Plan
     The Company has a 401(k) Profit Sharing Plan (the "Plan" 401(k)) for all eligible employees. All employees with a minimum of one year of service who have attained age 21 are eligible to participate. Participants can contribute up to 15% of total compensation, subject to the annual IRS dollar limitation. Participants become fully vested in Company contributions after 7 years of continuous service. Company contributions to the 401(k) Plan are discretionary. During 1996, 1995 and 1994, the Company did not make any contributions to the 401(k) Plan.

(10) Other Expense (Income)
     In 1994, other income includes $175,000 received by the Company as a settlement of an order cancellation. The settlement amount reflected the full amount of the damages assessed by the Company against the customer.

(11) Business and Credit Concentrations

     In September 1995 the Company entered into an agreement with AMSC for the design and manufacture of mobile satellite telephone systems for use at sea. The agreement provides for AMSC to purchase 5,000 systems, for a total contract value of $10.2 million. The Company received an advance from AMSC totaling $2.5 million to be applied to the purchase price of the last of the systems covered by the agreement. The Company shipped approximately 70% of the order in 1996.

     The Company derives a substantial portion of its revenues from the armed forces of the United States and foreign governments. The Company estimates that approximately 37%, 52% and 47%, of the Company's revenues were derived from United States and foreign military and defense related sources in fiscal 1996, 1995 and 1994, respectively. Changes in procurement priorities or significant reductions or delays in procurement of the Company's products by the United States or any foreign government would have a

  (Continued)

                       KVH INDUSTRIES, INC. AND SUBSIDIARY
     material adverse effect on the Company's business, financial condition and results of operation. A significant portion of the Company's revenues are also derived from customers outside the U.S. Revenues from foreign customers accounted for 42%, 51% and 37% of total revenues in fiscal 1996, 1995, 1994, respectively.

     Historically, a significant portion of the Company's sales in any particular period has been attributable to sales to a limited number of customers. Sales to AMSC accounted for approximately 27% of net sales in 1996. Sales to General Motors Corporation accounted for approximately 14%, 13% and 21%, of the Company's net sales in 1996, 1995 and 1994, respectively. Sales to FMC Corporation accounted for approximately 18% of the Company's net sales in 1994. Sales to the Government of Sweden accounted for approximately 14% and 25% of the Company's net sales in 1996 and 1995.

     Financial instruments which potentially subject the Company to concentration of credit risk consist primarily of trade receivables. The Company allows customers to purchase products on credit based upon established credit limits. As December 31, 1996, approximately 65% of trade receivables was concentrated with one customer.

(12) Segment Reporting
   (a) Geographic Information
     The Company's operations are located in the United States and Europe. Inter-region sales are not significant to total revenue of any geographic region. Information about the Company's operations in different geographic regions for each of the three-year periods ended December 31, 1996, 1995 and 1994 is as follows:

                                            1996        1995          1994
 Net revenues:
  United States                        $ 23,809,807   12,609,029     7,721,039
  Europe                                  1,877,688    1,541,118       843,928

                                       $ 25,687,495   14,150,147     8,564,967

 Operating profit (loss):
  United States                        $  3,790,663      720,669       363,808
  Europe                                    194,740      151,765       (23,138)

                                       $  3,985,403      872,434       340,670
 Identifiable assets:
  United States                        $ 20,941,403    7,267,604     3,186,668
  Europe                                    612,247      663,669       457,632

                                       $ 21,553,650    7,931,273     3,644,300



(Continued)

                       KVH INDUSTRIES, INC. AND SUBSIDIARY

   (b) Export Sale Information
     Export sales from the Company's  United States  operations to  unaffiliated
customers,   located  primarily  in  Europe  and  Canada,  totaled,  $9,051,291,
$5,712,658 and $2,354,999, respectively, in 1996, 1995 and 1994.

(13) Selected Quarterly Financial Results (Unaudited)

   Financial information for interim periods was as follows:

                              First       Second        Third       Fourth
   1996                      Quarter      Quarter       Quarter     Quarter

Net sales                   $4,780,659   5,113,602     7,147,270    8,645,964
Gross profit                 2,088,270   2,284,354     2,918,469    3,788,818
Operating profit               304,193     430,072     1,441,874    1,809,264
Other (income) expense          (8,417)    (82,023)      (65,718)     (57,008)
Income tax expense             125,042     191,996       587,079      838,421
 Net income                 $  187,568     320,099       920,513    1,027,851

 Net income per common
 share (a)                  $     0.03        0.04          0.12         0.14

   1995

 Net sales                  $2,767,878   3,080,851     3,278,670    5,022,748
 Gross profit                1,230,492   1,188,118     1,353,736    1,931,073
 Operating profit              348,441     238,740       202,442       82,811
 Other (income) expense         (2,643)     28,427        27,772       (9,725)
 Income tax (benefit) (b)        _-___      __-___         _-___     (364,995)
  Net income                $  351,084     210,313       174,670       457,531

 Net income per common
 share (a)                   $    0.06        0.04          0.03          0.08

     (a) Net income per common share is computed independently for each of the quarters based on the weighted average number of common shares and dilutive common stock equivalents outstanding during the quarter. See Note 1. Therefore, the aggregate share for the four quarters may not equal the amount calculated for the full year.

     (b) The income tax benefit recorded in the fourth quarter of 1995 reflects the utilization of a net operating loss carried forward from prior years.

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders
KVH Industries, Inc.

     Under the date of February 7, 1997, we reported on the consolidated balance sheets of KVH Industries, Inc., and subsidiary as of December 31, 1996 and December 31, 1995 and the related consolidated statements of income, stockholders' equity, and cash flows for each of the fiscal years in the three-year period ended December 31, 1996, as contained in the 1996 annual report on Form 10-K for the year 1996. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule listed in Item 14(a)(2). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

     In our option, such financial statement schedules when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


KPMG PEAT MARWICK LLP


Providence, Rhode Island
March 7 1997

         SCHEDULE II

                              KVH INDUSTRIES, INC.

                        VALUATION AND QUALIFYING ACCOUNTS





                            Balance at    Additions
                            Beginning of  Charged to Deductions    Balance at
       Description            Year        Cost or    from Reserve  End of Year
                                          Expense
                                          (in thousands)
   Deducted from accounts
   receivable for doubtful
   accounts
               1994             30           118          (93)            55

               1995             55            40            -             95

               1996             95             -          (45)            50


   Deducted from inventory
   for estimated warranty
   expense
               1994             -             -             -              -

               1995             -            40             -             40

               1996             40           195          (25)           210


   Deducted from inventory
   for estimated obsolescence
               1994            70             31          (47)            54

               1995            54              6            -             60

               1996            60             60           (15)          105