Form 10-Q
period 1997-03-31
KVH INDUSTRIES INC \DE\
filed 1997-04-18
CIK 1007587

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
     ACT OF 1934

                  For the quarterly period ended March 31, 1997

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


                               (401) - 847 - 3327
               (Registrant' telephone number, including area code)



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __



     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

     Date                       Class                        Outstanding shares

April 8, 1997   Common Stock, par value $0.01 per, share          7,042,120

                       KVH INDUSTRIES, INC. AND SUBSIDIARY
                                      INDEX

                                                                        Page No.
PART I.   FINANCIAL INFORMATION

         ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                  Consolidated Balance Sheets as of  March 31, 1997
                  and December 31, 1996 ..........................   3

                  Consolidated Statements of  Income for the
                  three months ended March 31, 1997 and 1996 ....    4

                  Consolidated Statements of Cash Flows for the
                  three months ended March 31, 1997 and 1996 ....    5

                  Notes to Consolidated Financial Statements ....    6


         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS .    7

PART II. OTHER INFORMATION ......................................    9

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K ........................    9

SIGNATURES ......................................................   10

Part I. Financial Information

Item 1.  Financial Statements.

                       KVH INDUSTRIES, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                        March 31,   December 31,
                                                          1997         1996
                                                       (Unaudited)   (Audited)
                                                       -----------  -----------
Assets:
Current assets:
Cash and cash equivalents ..........................   $ 7,967,580     7,005,682
Accounts receivable, net ...........................     4,907,307     6,130,567
Contract receivables ...............................        56,943        29,226
Costs and estimated earnings in excess of
billings on uncompleted contracts ..................       994,762       835,720
Inventories ........................................     3,347,568     3,242,270
Prepaid expenses and other deposits ................        81,760       179,705
Deferred income taxes ..............................       134,552       134,552
                                                       -----------   -----------
  Total current assets .............................    17,490,472    17,557,722
                                                       -----------   -----------
Property and equipment, net ........................     4,015,673     3,881,088
Other assets, less accumulated amortization ........        16,236        25,978
Deferred income taxes ..............................        88,861        88,862
                                                       -----------   -----------
Total assets .......................................   $21,611,242    21,553,650
                                                       ===========   ===========

Liabilities and stockholders' equity:
Current liabilities:
Current lease obligation ...........................    $            $    57,676
                                                                          46,924
Accounts payable ...................................     1,373,309     1,031,309
Accrued expenses ...................................     1,014,077     1,371,193
Customer deposits ..................................     1,975,413     2,527,500
                                                       -----------   -----------
  Total current liabilities ........................     4,409,723     4,987,678
                                                       -----------   -----------
Obligations under capital leases, excluding
current installments ...............................             0         3,341
                                                       -----------   -----------
  Total liabilities ................................     4,409,723     4,991,019
                                                       -----------   -----------
Stockholders' equity:
Common stock .......................................        70,421        69,932
Additional paid-in capital .........................    14,919,216    14,884,806
Accumulated earnings ...............................     2,211,882     1,607,893
                                                       -----------   -----------
  Total stockholders' equity .......................    17,201,519    16,562,631
                                                       -----------   -----------
Total liabilities and stockholders' equity .........   $21,611,242    21,553,650
                                                       ===========   ===========

                   See accompanying notes to financial statements.

Item 1.  Financial Statements.

                       KVH INDUSTRIES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                             Three months ended
                                                 March 31,
                                       1997                   1996
                                   --------------       ------------------

Net sales                           $  5,916,329                4,780,659
Cost of sales                          3,179,029                2,692,389
                                   --------------       ------------------
Gross profit                           2,737,300                2,088,270
Operating expenses:
Research and development                 605,946                  609,721
Sales and marketing                      779,099                  858,221
Administration                           476,551                  316,135
                                   --------------       ------------------
  Income from operations                 875,704                  304,193
Other income(expense):
Other income (expense)                   (7,040)                    1,251
Interest income, net                      86,486                        0
Foreign currency gain (loss)             (3,874)                    7,166
                                   --------------       ------------------
  Income before income taxes             951,276                  312,610
Income tax expense                       347,287                  125,042
                                   ==============       ==================
Net income                                     $                  187,568
                                         603,989
                                   ==============       ==================

Per share information:
Income per share                         $  0.08                     0.03
Number of shares used in per
share calculation                      7,492,614                5,736,812



        See accompanying notes to consolidated financial statements.

Item 1. Financial Statements.

                       KVH INDUSTRIES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                        Three months ended
                                                             March 31,
                                                         1997          1996
                                                    -------------  ------------
Cash flow from operations:
Net income .......................................   $   603,989        187,568
Adjustments to reconcile net income to net cash
 provided by operating activities:
Depreciation and amortization ....................       157,393         44,994
Provision for deferred taxes .....................             0        116,150
Decrease in accounts and contract receivables ....     1,195,543        645,697
Decrease (increase) in costs and estimated
earnings in excess of billings on uncompleted
contracts ........................................      (159,042)        78,647
Increase in inventories ..........................      (105,298)      (612,250)
Decrease in prepaid expenses and other
deposits .........................................        97,945         53,488
Increase in accounts payable .....................       342,000        338,226
Decrease in accrued expenses .....................      (357,116)       (18,397)
Decrease in customer deposits ....................      (552,087)      (150,000)
                                                     -----------    -----------
Net operating cash provided by
 operating activities ............................     1,223,327        684,123
                                                     -----------    -----------
Cash flow from investing activities:
Capital expenditures .............................      (282,235)      (482,620)
                                                     -----------    -----------
Net cash (used in) investing activities: .........      (282,235)      (482,620)
                                                     -----------    -----------
Cash flow from financing activities:
Deferred registration cost .......................             0       (494,598)
Repayments of obligations under capital lease ....       (14,093)       (12,692)
Proceeds from issuance of capital stock, exercise
of warrants and stock options ....................        34,899            598
                                                     -----------    -----------
Net cash provided by (used in) ...................        20,806       (506,692)
financing activities
Net increase (decrease) in cash and cash
equivalents ......................................       961,898       (305,189)
                                                     -----------    -----------
Cash and cash equivalents at beginning of period .     7,005,682        895,677
Cash and cash equivalents at end of period .......   $ 7,967,580        590,488
                                                     ===========    ===========
Supplemental disclosure of cash flow information:
   Cash paid during the year for interest ........   $     1,237            966

        See the accompanying notes to consolidated financial statements.

Item 1.  Financial Statements.
                       KVH INDUSTRIES, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                             March 31, 1997 and 1996
                                   (Unaudited)

(1.) The accompanying consolidated financial statements of KVH Industries, Inc. and subsidiary (the "Company") for the periods ended March 31, 1997 and March 31, 1996 have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These financial statements have not been audited by independent public accountants, but include all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations and cash flows for such periods. These consolidated financial statements do not include all disclosures associated with annual financial statements and accordingly should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K dated March 24, 1997 as filed with the Securities and Exchange Commission, a copy of which is available from the Company upon request.

(2.) Inventories (in thousands of dollars) at March 31, 1997 and December 31, 1996 include the costs of material, labor and factory overhead. Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:
                                                                1997        1996
         Raw materials .................................      $2,093      $1,888
         Work in process ...............................         364         714
         Finished goods ................................         891         640
                                                              $3,348      $3,242

(3.) In May of 1996 the Company purchased a 75,000 square foot facility for $2,000,000. Manufacturing operations were relocated to the new facility upon completion of the first phase of facility renovations in January of 1997. The manufacturing renovation phase cost approximately $700,000. The Company is in the process of completing the remaining facility renovations that are estimated to cost approximately $1,000,000. When the second phase of renovations are completed in the second half of 1997, the remainder of the Company's operations will be relocated to the new facility. Upon relocation of operations to the new facility, the Company's 27,000 square foot existing facility will be utilized as warehouse space.

(4.) Income tax expense has been calculated using an estimated tax rate of 37% for the three months ended March 31, 1997 and 40% for the three months ended March 31, 1996. The decrease in the rate in 1997 arises from the application of the research and development tax credits against the current income tax liability. The tax rates utilized in the calculation of income tax expense differ from the federal statutory rate of 34% primarily due to state income tax expense net of the associated federal tax benefit.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

"SafeHarbor"  statement under the Private  Securities  Litigation  Reform Act of
     1995.

With the exception of historical information, the matters discussed in this Quarterly Report on Form 10-Q include certain forward looking statements that involve risks and uncertainties. Among the risks and uncertainties to which the Company is subject are the risks associated with managing the Company's inventory in light of product life cycles and technological change, the Company's relationship with its significant customers, market acceptance of new product offerings in the emerging mobile satellite communications market, reliance on satellite networks, reliance on a limited number of products and customers, dependence on key personnel and fluctuations in annual and quarterly performance. As a consequence of these factors the actual results realized by the Company could differ materially from the statements made herein. Shareholders of the Company are cautioned not to place undue reliance on forward looking statements made in the Quarterly Report on Form 10-Q. This report should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K dated March 24, 1997 as filed with the Securities and Exchange Commission, a copy of which is available from the Company upon request.

     NET INCOME AND EARNINGS PER SHARE - Net income and earnings per share for the three months ended March 31, 1997 and 1996 were $603,989 and $0.08 per share and $187,568 and $0.03 per share respectively. Earnings per share increased $0.05 per share despite a 31% increase in the number of shares used in the per share calculation. The share increase results primarily from shares issued as a result of the Company's initial public offering in April 1997.

     NET SALES - Net sales grew $1,135,670 or a 24% increase when compared with first quarter 1996 revenues of $4,780,659. Navigation product sales represented 94% of the sales increase while mobile satellite communications products represented 6% of the first quarter increase. Navigation sales increases resulted from shipments of TACNAV products to the governments of Sweden, the United States and Canada. TACNAV product shipments are scheduled throughout the remainder of 1997. Communications sales increases result from shipments of the TracPhone to American Mobile Satellite Corporation ("AMSC"). The remainder of the AMSC TracPhone shipments will occur in the second quarter of 1997. AMSC has not exercised additional options available under the contract and the Company does not anticipate additional orders this year.

     GROSS PROFIT - Gross profit increased $649,030 or 31% in the first quarter of 1997 when compared with the first quarter of 1996. Gross profit as a percentage of net sales represented 46% of net sales in 1997 and 44% of net sales in 1996. The improvement in gross profit results from the shipment of a greater proportion of higher margin TACNAV systems in the first quarter as a result of the Swedish TACNAV order.

     OPERATING EXPENSES - Research and development remained relatively unchanged when compared with the first quarter of 1996. Research and development costs are anticipated to rise slightly throughout the year. Sales and marketing expense decreased $79,122 or 9% in the first quarter of 1997 when compared with the first quarter of 1996. The decrease in sales and marketing expense in the first quarter of 1997 resulted from a reduction of product introduction costs that were incurred in first quarter of 1996 and did not reoccur in 1997. Sales and marketing expense is anticipated to increase throughout 1997 in response to new product introductions and costs associated with establishing new geographic markets. General and administrative expense increased by $160,416 or 51% in the first quarter of 1997 when compared with the first quarter of 1996. General and administrative cost increases result from costs incurred as a consequence of becoming a publicly traded company such as: directors' and officers' insurance, legal fees and investor relations costs. General and administrative costs are anticipated to increase gradually throughout 1997.

     OTHER INCOME (EXPENSE) - Other income (expense) is made up of interest expense income net, other other income (expense), and foreign currency translation gains. The year to year change in other income (expense) is immaterial. The increase in interest income resulted from the investment of the proceeds of the initial public offering in fully-guaranteed, government short-term securities.

     INCOME TAXES - Income tax expense increased $222,245 or 178% in the first quarter of 1997 when compared with the first quarter of 1996. The income tax rate decreased by 3% in 1997 from approximately 40% in 1996 due to the application of research and development tax credits to the current tax liability.

     LIQUIDITY AND CAPITAL RESOURCES - Working capital increased by $510,705 in the first quarter of 1997 from December 31, 1996 due to the liquidation of customer deposits associated with the shipment of navigation defense orders. Cash and cash equivalents were $7,967,580 and $7,005,682 on March 31, 1997 and December 31, 1996 respectively. The Company believes that cash generated from operations, amounts available under its revolving bank borrowing facility and the net proceeds of the initial public offering will be sufficient to fund its necessary operations and planned capital expenditures for at least the next twelve months.

     CAPITAL EXPENDITURES - Net fixed assets increased approximately $134,585 in the first quarter of 1997 when compared with December 31, 1996. The increase in fixed assets is made up primarily of capital improvements associated with the renovation of the Company's new 75,000 square foot facility. The Company believes the remaining renovations related to the new facility will cost approximately $1,000,000.

     OTHER MATTERS - In March of 1997, the Financial Accounting Standards Board issued Statement Number 128, "Earnings Per Share", which establishes standards of computing and presenting earnings per share. The Company will adopt the provisions of this new standard effective December 31, 1997, and all prior periods will be restated. The effect of adoption will not have a material impact on the Company's financial condition, results of operations or cash flows.

Part II. Other Information

Item 1. Legal Proceedings.

         None

Item 6. Exhibits and reports on Form 8-K.

     1. Exhibit 11 - Computation of Earnings Per Common Share: Three Months Ended March 31, 1997 and 1996.

     2. Exhibit 27 - Financial Data Schedule: Three Months Ended March 31, 1997.

     3. No reports on Form 8-K were filed during the quarter for which this report was filed.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KVH Industries, Inc.

By:   /s/   Richard C. Forsyth
  Richard C. Forsyth
(Chief Financial and Accounting Officer)

Date: April 17, 1997