Form 10-Q
period 1997-06-30
KVH INDUSTRIES INC \DE\
filed 1997-07-23
CIK 1007587

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

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


Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

        Date                       Class                    Outstanding shares

   July 21, 1997    Common Stock, par value $0.01 per, share     7,051,156

                       KVH INDUSTRIES, INC. AND SUBSIDIARY
                                      INDEX

                                                                        Page No.
PART I.   FINANCIAL INFORMATION

         ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                  Consolidated Balance Sheets as of  June 30, 1997 and
                  December 31, 1996                                       3

                  Consolidated Statements of  Income for the
                  three and six months ended June 30, 1997 and  1996      4

                  Consolidated Statements of Cash Flows for the
                  three and six months ended June 30, 1997 and 1996       5

                  Notes to Consolidated Financial Statements              6


         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS           7

PART II. OTHER INFORMATION                                                9

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                  9

SIGNATURES                                                               10

Part I. Financial Information

Item 1.  Financial Statements.

                       KVH INDUSTRIES, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                      June 30,     December 31,
                                                        1997          1996
                                                     (Unaudited)    (Audited)
                                                     -----------   -----------
Assets:
Current assets:
Cash and cash equivalents ........................   $ 8,881,872     7,005,682
Accounts receivable, net .........................     1,699,060     6,130,567
Contract receivables .............................        88,745        29,226
Costs and estimated earnings in excess of
billings on uncompleted contracts ................     1,090,983       835,720
Inventories ......................................     3,383,054     3,242,270
Prepaid expenses and other deposits ..............       232,338       179,705
Deferred income taxes ............................       134,552       134,552
                                                     -----------   -----------
    Total current assets .........................    15,510,604    17,557,722
                                                     -----------   -----------
Property and equipment, net ......................     4,462,729     3,881,088
Other assets, less accumulated amortization ......         6,495        25,978
Deferred income taxes ............................        88,862        88,862
                                                     -----------   -----------

  Total assets ...................................   $20,068,690    21,553,650
                                                     ===========   ===========

Liabilities and stockholders' equity:
Current liabilities:
Current lease obligation .........................   $    32,747   $    57,676
Borrowings under bank line of credit .............       500,000             0
Accounts payable .................................     1,361,034     1,031,309
Accrued expenses .................................       569,797     1,371,193
Customer deposits ................................             0     2,527,500
                                                     -----------   -----------
   Total current liabilities .....................     2,463,578     4,987,678
                                                     -----------   -----------
Obligations under capital leases, excluding
current installments .............................             0         3,341
                                                     -----------   -----------
  Total liabilities ..............................     2,463,578     4,991,019
                                                     -----------   -----------
Stockholders' equity:
Common stock .....................................        70,457        69,932
Additional paid-in capital .......................    14,920,602    14,884,806
Accumulated earnings .............................     2,614,053     1,607,893
                                                     -----------   -----------
  Total stockholders' equity .....................    17,605,112    16,562,631
                                                     -----------   -----------
  Total liabilities and stockholders' equity .....   $20,068,690    21,553,650
                                                     ===========   ===========

                   See accompanying notes to financial statements.

Item 1.  Financial Statements.

                       KVH INDUSTRIES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                              Three months ended          Six months ended
                                   June 30,                   June 30,
                                1997        1996        1997            1996
                             ----------  -----------  ------------   ----------
Net sales ...............  $  5,770,505    5,113,602  $ 11,686,838    9,894,261
Cost of sales ...........     3,250,743    2,829,248     6,429,773    5,521,637
                             ----------   ------------ -----------   ----------
  Gross profit ..........     2,519,762    2,284,354     5,257,065    4,372,624
Operating expenses:
Research and development       635,275       674,297     1,241,221    1,284,018
Sales and marketing .....      950,641       785,701     1,729,740    1,643,923
Administration ..........      369,672       394,284       846,223      710,419
                              ---------   -----------   -----------   ----------
  Income from operations       564,174       430,072     1,439,881      734,264
Other income(expense):
Other income (expense) ..      (3,080)        8,975       (10,119)      10,226
Interest income, net ....       99,789       102,660       186,275      102,660
Foreign currency
 gain (loss) ............      10,335       (29,612)        6,461      (22,446)
                               ---------   ----------   -----------  ----------
  Income before
      income taxes ......      671,218       512,095     1,622,498      824,704
Income tax expense ......      269,051       191,996       616,338      317,038
                              =========   ===========   ===========   ==========
  Net income
                             $ 402,167       320,099   $ 1,006,160      507,666
                              ==========   ==========   ==========   ==========

Per share information:
Income per share ........      $  0.05         0.04      $   0.13         0.08
                             ==========   ==========    ==========   ==========
Number of shares used in per
share calculation .......     7,489,837     7,404,464    7,490,228    6,470,208
                              ==========   ==========   ==========   ==========



        See accompanying notes to consolidated financial statements.

Item 1. Financial Statements.
                       KVH INDUSTRIES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                        Six months ended
                                                            June 30,
                                                     1997            1996
                                                 ---------------  --------------
Cash flow from operations:
Net income ......................................  $ 1,006,160       507,666
Adjustments to reconcile net income to net cash
 provided by operating activities:
Depreciation and amortization ...................      326,778        90,207
Decrease (increase) in accounts and contract
receivables .....................................    4,371,988      (473,664)
Decrease (increase) in costs and estimated
earnings in excess of billings on uncompleted
contracts .......................................     (255,263)      621,067
Increase in inventories .........................     (140,785)     (907,747)
Increase in prepaid expenses and other
deposits ........................................      (33,149)     (106,598)
Increase in accounts payable ....................      329,725       284,165
Increase (decrease) in accrued expenses .........     (801,396)      242,592
Decrease in customer deposits ...................   (2,527,500)     (248,500)
                                                   -----------   -----------
  Net operating cash provided by
  operating activities ..........................    2,276,558         9,188
                                                   -----------   -----------
Cash flow from investing activities:
Purchase of property and equipment ..............     (908,419)   (2,566,576)
                                                   -----------   -----------
  Net cash used in investing activities: ........     (908,419)   (2,566,576)
                                                   -----------   -----------
Cash flow from financing activities:
Increase in bank line of credit .................      500,000             0
Repayments of obligations under capital lease ...      (28,270)      (25,526)
Proceeds from issuance of capital stock, exercise
of warrants and stock options ...................       36,321    10,098,865
                                                   -----------   -----------

  Net cash provided by financing activities .....      508,051    10,073,339

Net increase in cash and cash equivalents .......    1,876,190     7,515,951
                                                   -----------   -----------
Cash and cash equivalents at beginning of period     7,005,682       895,677
Cash and cash equivalents at end of period ......  $ 8,881,872     8,411,628
                                                   ===========   ===========

Supplemental disclosure of cash flow information:
Cash paid during the period for interest ........  $     1,154         5,176
Cash paid during the period for income taxes ....  $ 1,168,374          --

                  See  the   accompanying   notes  to   consolidated   financial
statements.

Item 1.  Financial Statements.

                       KVH INDUSTRIES, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                             June 30, 1997 and 1996
                                   (Unaudited)

(1.) The accompanying consolidated financial statements of KVH Industries, Inc. and subsidiary (the "Company") for the three and six month periods ended June 30, 1997 have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These financial statements have not been audited by independent public accountants, but include all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations and cash flows for such periods. These consolidated financial statements do not include all disclosures associated with annual financial statements and accordingly should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K dated March 24, 1997 as filed with the Securities and Exchange Commission, a copy of which is available from the Company upon request. The results for the six months ended June 30, 1997 are not necessarily indicative of the operating results for the remainder of the year.

(2.) Inventories at June 30, 1997 and December 31, 1996 include the costs of material, labor and factory overhead. Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following (in thousands of dollars):
                                       1997             1996
                                       ----             ----
         Raw materials               $2,293           $1,888
         Work in process                751              714
         Finished goods                 339              640
                                       ----           ------
                                     $3,383           $3,242
                                     ======           ======

Defense project inventories are included in the balance sheet caption "Costs and estimated earnings in excess of billings on uncompleted contracts". Defense project inventories amounted to $666,338 and $385,748 at June 30, 1997 and December 31, 1996 respectively. Under the terms of the defense contracts the costs associated with these inventories is reimbursed by the customer as these costs are incurred on a progress billing basis.

(3.) In May of 1996 the Company purchased a 75,000 square foot facility for $2,000,000. Manufacturing operations were relocated to the new facility upon completion of the first phase of facility renovations in January of 1997. The manufacturing renovation phase cost approximately $700,000. The Company is in the process of completing the remaining facility renovations that are estimated to cost approximately $1,000,000. When the second phase of renovations is completed in the second half of 1997, the remainder of the Company's operations will be relocated to the new facility. Upon relocation of operations to the new facility, the Company's 27,000 square foot existing, leased facility will be utilized as warehouse space. The Company is obligated under the facility lease through September 30, 1999.

(4.) Income tax expense has been calculated using an estimated tax rate of 38% comparable with 1996. The tax rates utilized in the calculation of income tax expense differ from the federal statutory rate of 34% primarily due to state income tax expense net of the associated federal tax benefit.

(5.) Concentration of credit risk, major customers and products - Historically, the Company derives a significant portion of its sales from a limited number of customers. Year to date sales include AMSC mobile satellite product shipments amounting to 27% of total sales, United States Government TACNAV shipments amounting to 18% of sales and TACNAV shipments to the Government of Sweden amounting to 12% of sales. The Company anticipates that no further shipments to AMSC will occur this year and that shipments to the governments of the United States and Sweden will continue to ship throughout the remainder of 1997. Sales to the armed forces of the United States, foreign governments and contractors that supply these governments directly, represent a substantial portion of the Company's sales. For the first six months of 1997 defense sales represented 41% of total net sales. There can be no assurance that such governments or their contractors will continue to purchase the Company's products in similar amounts. Changes in procurement priorities or significant reductions or delays in procurement of the Company's products by any government customer would have a material adverse effect on the Company's business, financial condition and results of operations.

(6.) Computation of net income per share is based upon the weighted average number of common and common equivalent shares outstanding. Common equivalent shares are included in the per share calculations where the effect of their inclusion would be dilutive. Dilutive common equivalent shares (using the treasury stock method) consist of the incremental common shares issuable upon conversion of stock options and warrants.

The Financial Accounting Standards Board ("FASB") recently issued Statement Number 128, "Earnings Per Share". This statement replaces the presentation of primary earnings per share with a presentation of basic earnings per share. It also requires dual presentation of basic and diluted earnings per share on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic earnings per share computation to the numerator and denominator of the diluted earnings per share computation. This statement is effective for periods ending after December 15, 1997, including interim periods, and requires restatement of all prior period earnings per share data presented after the effective date. The effect of the adoption of FASB Statement Number 128 will not have a material impact on the Company's financial condition, results of operations or cash flows.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

With the exception of historical information, the matters discussed in this Quarterly Report on Form 10-Q include certain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed under the heading "Forward Looking Statements" contained herein and in the Company's other filings with the Securities and Exchange Commission, including but not limited to those discussed under the heading "Forward Looking Statements" in the Company's 1996 Report on Form 10-K.

Results of Operations

Overview - The Company develops, manufactures and markets digital navigation and mobile satellite communications products for use in commercial, military and recreational marine applications. The Company's digital navigation systems utilize the Company's proprietary autocalibration and applications software along with advanced sensor technology to provide users with accurate, real-time heading, orientation and position information. In 1993 the Company entered the mobile satellite communications market with the introduction of an active-stabilized antenna-aiming system that incorporates the Company's proprietary software and sensor technologies. To date the Company has sold the majority of mobile satellite products to systems integrators such as American Mobile Satellite Corporation ("AMSC"). As the Company expands its presence in the marine mobile satellite communications market, complete satellite communications systems will be marketed directly to end-users, individually by the Company and jointly with air-time providers.

Net income and earnings per share - Net income and earnings per share for the three and six month periods ended June 30, 1997 and 1996 were $402,167 or $0.05 per share and $320,099 or $0.04 per share for the three month periods and $1,006,160 or $0.13 per share and $507,666 or $0.08 per share for the six month periods, respectively.

Net sales - Quarterly net sales grew to $5,770,505, a 13% increase when compared with second quarter 1996 revenues of $5,113,602. Quarterly sales growth resulted primarily from the completion of the AMSC order that accounted for a sales increase of $1,294,249 or a 188% increase over second quarter 1996 AMSC shipments. The Company has successfully completed the AMSC ten million dollar order and does not anticipate follow-on orders for the foreseeable future. Sales gains were offset by a decline in navigation defense shipments in the amount of $693,644 or 29% when compared with 1996 second quarter defense revenues in the amount of $2,380,902. Navigation defense orders are typically millions of dollars and the revenues resulting from them may cause considerable variability between reporting periods. Net sales grew to $11,686,838 in the first six months of 1997, an 18% increase over the first six month 1996 sales total of $9,894,261. AMSC shipments year to date amounted to $3,189,234 representing 85% of year to date sales growth. The remainder of this year's sales increase resulted from shipments of the TACNAV military land navigation system to the United Sates Government. Navigation defense revenues increased 10% from 1996 first half levels and are anticipated to continue to increase over the remainder of 1997. Satellite communications shipments are anticipated to slow as new marine mobile satellite communication product revenues replace AMSC sales in the 1996 revenue base. Future revenue growth is largely dependent upon successfully designing and marketing new products for the marine mobile satellite communications market and securing additional defense orders. (See "Forward Looking Statements").

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Gross profit - Gross profit is comprised of revenues less the cost of materials, manufacturing and warranty costs. Gross profit increased to $2,519,762 or 10% in the second quarter of 1997 when compared with the second quarter of 1996. Second quarter gross profit as a percentage of net sales represented 44% of net sales in 1997 and 45% of net sales in 1996. The quarterly gross profit decline as a percentage of sales results from a larger mix of lower margin communications products. Gross profit for the first six months of 1997 increased to $5,257,065 or 20% over the comparable period of the prior year. Year to date gross profit as a percentage of sales increased one percent, reflecting navigation product cost improvements. The Company anticipates a higher mix of navigation products for the remainder of 1997, accordingly the Company anticipates that this will cause modest gross profit improvements.

Operating expenses - Research and development declined to $635,275 or 6% in the second quarter of 1997 from $674,297 in the second quarter of 1996. Year to date research and development costs decreased to $1,241,221 or 3% from the first six months of 1996. The decline in research and development costs reflects a reduction in external engineering consultant costs associated with a joint satellite antenna design project with the National Aeronautical and Space Agency Jet Propulsion Laboratory. Research and development costs are anticipated to increase for the remainder of the year as additional engineering resources are applied to new product developments. Sales and marketing expense increased to $950,641 or 21% in the second quarter of 1997 when compared with the second quarter 1996. Year to date sales and marketing costs have increased $85,817, but declined as a percentage of net sales by 2%. Increased sales and marketing expense reflects staffing increases required to support future sales growth. Sales and marketing expense is anticipated to increase throughout 1997 in response to new product introductions and broader geographic markets. General and administrative expense decreased to $369,672 or 6% in the second quarter of 1997 when compared with the second quarter of 1996. Year to date general and administrative cost increased to $846,223 or 19%, but remained constant as a percentage of sales at 7% of net sales. General and administrative cost increases relate to staffing increases, directors' and officers' insurance, legal fees and investor relations costs. General and administrative costs are anticipated to increase gradually throughout 1997.

Other income (expense) - Other income (expense) is made up of interest income and expense, other income and expense and foreign currency translation gains and losses. The year to year change in other income (expense) is immaterial. The increase in year to date interest income resulted from the investment of the proceeds of the initial public offering in fully-guaranteed, government short-term securities.

Income taxes - Quarterly income tax expense increased to $269,051 a 40% increase when compared with the second quarter of 1996. Year to date income tax expense increased to $616,338 a 94% growth over the comparable period of 1996. The increase in the year to date income tax expense scales with the 96% growth in operating income.

Liquidity and capital resources - Working capital increased by $476,982 in the second quarter of 1997 from December 31, 1996. Cash and cash equivalents were $8,881,872 and $7,005,682 at June 30, 1997 and December 31, 1996 respectively.
Cash and liquidity gains reflect the collection of several large receivable balances and the liquidation of the $2.5 million dollar AMSC customer deposit. The Company believes that cash generated from operations, amounts available under its revolving bank borrowing facility and the net proceeds of the initial public offering will be sufficient to fund operations and planned capital expenditures for at least the next twelve months.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Capital expenditures - Fixed assets purchases amounted to $908,419 in the first six months of 1997. Fixed asset acquisitions are primarily capital improvements associated with the renovation of the Company's new 75,000 square foot facility. The Company believes the remaining renovations related to the new facility will cost approximately $1,000,000.

Forward Looking Statements - "Risk Factors"

This "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements that are subject to a number of risks and uncertainties. Some of the important factors that could cause actual results to differ materially from the results anticipated by the previous statements are discussed below.

Dependence on New Products and the Marine Mobile Satellite Communications Market
- The Company's future sales growth will depend to a considerable extent upon the successful introduction of new mobile satellite communications products for use in marine applications, and those introductions will be affected by a number of variables including, but not limited to: market potential and penetration; reliability of outside vendors; satellite communications service providers financial abilities and products; regulatory issues; maintaining appropriate inventory levels; disparities between forecast and realized sales; and design delays and defects.

Variability of Quarterly Operating Results - The Company's quarterly operating results have varied in the past and may, in the future, vary significantly depending upon a number of factors, including: the size and timing of significant orders; increased competition; the viability of the marine mobile satellite communications market; market acceptance of new mobile satellite communications products; the ability of the Company to develop, introduce and market new products in a timely fashion; the ability of the Company to acquire specialized piece parts and product components in a timely fashion; the ability of the Company to control costs; the Company's success in expanding its sales and marketing programs; changes in sensor technology; changes in Company's strategy; the Company's ability to attract and retain key personnel; and general economic factors.


Possibility of Common Stock Price Volatility - The trading price of the Company's Common Stock has been subject to wide fluctuations. The trading price of the Company's Common Stock could be subject to wide fluctuations in the future in response to quarterly variations in operating results, announcement of new products by the Company or its competitors, changes in the financial estimates by securities analysts and other events or factors. In addition, the stock market has experienced volatility that has affected the market price of many high technology companies that has often been unrelated to the operating performance of such companies. These broad market fluctuations may adversely affect the market price of the Company's Common Stock.

Part II. Other Information

Item 1. Legal Proceedings.

         None

Item 6. Exhibits and reports on Form 8-K.

1. Exhibit 11 - Computation of Earnings Per Common Share: Three and Six Months Ended June 30, 1997 and 1996.

2.   Exhibit 27 - Financial Data Schedule: Six Months Ended June 30, 1997.

3. No reports on Form 8-K were filed during the quarter for which this report was filed.




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KVH Industries, Inc.

By:   /s/   Richard C. Forsyth
  Richard C. Forsyth
(Chief Financial and Accounting Officer)

Date: July 23, 1997