Form 10-Q
period 1997-09-30
KVH INDUSTRIES INC \DE\
filed 1997-10-24
CIK 1007587

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

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

      October 24, 1997 Common Stock, par value $0.01 per, share 7,075,856

                       KVH INDUSTRIES, INC. AND SUBSIDIARY
                                      INDEX

                                                                        Page No.
PART I.   FINANCIAL INFORMATION

    ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

      Consolidated Balance Sheets as of  September 30, 1997 and
      December 31, 1996                                                3

      Consolidated Statements of  Income for the
      three and nine months ended September 30, 1997 and  1996         4

      Consolidated Statements of Cash Flows for the
      three and nine months ended September 30, 1997 and 1996          5

      Notes to Consolidated Financial Statements                       6


    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS              8

PART II. OTHER INFORMATION                                            11

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                              11

SIGNATURES                                                            11

Part I. Financial Information

Item 1.  Financial Statements.

                       KVH INDUSTRIES, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                             September 30,       December 31,
                                                 1997               1996
                                             (Unaudited)          (Audited)
                                           -----------------   ----------------
Assets:
Current assets:
Cash and cash equivalents ..................   $ 7,905,205     7,005,682
Accounts receivable, net ...................     3,566,750     6,130,567
Contract receivables .......................        51,282        29,226
Costs and estimated earnings in excess of
 billings on uncompleted contracts .........       682,801       835,720
Inventories ................................     3,022,096     3,242,270
Prepaid expenses and other deposits ........       217,915       179,705
Deferred income taxes ......................       134,552       134,552
                                               -----------   -----------
    Total current assets ...................    15,580,601    17,557,722
                                               -----------   -----------
Property and equipment, net ................     5,156,492     3,881,088
Other assets, less accumulated amortization              0        25,978
Deferred income taxes ......................        88,862        88,862
                                               -----------   -----------

   Total assets ............................   $20,825,955    21,553,650
                                               ===========   ===========

Liabilities and stockholders' equity:
Current liabilities:
Current lease obligation ...................   $    18,337   $    57,676
Accounts payable ...........................     1,025,623     1,031,309
Accrued expenses ...........................     1,117,675     1,371,193
Customer deposits ..........................             0     2,527,500
                                               -----------   -----------
   Total current liabilities ...............     2,161,635     4,987,678
                                               -----------   -----------
Obligations under capital leases, excluding
current installments .......................             0         3,341
                                               -----------   -----------
  Total liabilities ........................     2,161,635     4,991,019
                                               -----------   -----------
Stockholders' equity:
Common stock ...............................        70,751        69,932
Additional paid-in capital .................    14,960,717    14,884,806
Accumulated earnings .......................     3,632,852     1,607,893
                                               -----------   -----------
  Total stockholders' equity ...............    18,664,320    16,562,631
                                               -----------   -----------
  Total liabilities and stockholders' equity   $20,825,955    21,553,650
                                               ===========   ===========

          See accompanying notes to consolidated financial statements.

Item 1.  Financial Statements.

                       KVH INDUSTRIES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                  Three months ended        Nine months ended
                                     September 30,            September 30,
                                   1997        1996        1997         1996
                                ----------  ----------   ---------- -----------

Net sales .................... $ 7,025,976   7,147,270   18,712,814  17,041,532
Cost of sales ................   3,479,079   4,228,801    9,908,852   9,750,437
                               ----------- -----------  ----------- -----------
Gross profit .................   3,546,897   2,918,469    8,803,962   7,291,095
Operating expenses:
Research and development .....     826,906     433,890    2,068,127   1,717,908
Sales and marketing ..........     866,709     628,249    2,596,449   2,272,171
Administration ...............     492,537     414,456    1,338,760   1,124,875
                               ----------- -----------  ----------- -----------
Income from operations .......   1,360,745   1,441,874    2,800,626   2,176,141
Other income (expense):
Other income (expense) .......     102,897     (14,331)      92,778      (4,106)
Interest income, net .........      84,156      93,201      270,431     195,861
Foreign currency gain (loss) .      47,664     (13,152)      54,125     (35,598)
                               ----------- -----------  ----------- -----------
Income before income taxes ...   1,595,462   1,507,592    3,217,960   2,332,298
Income tax expense ...........     576,663     587,079    1,193,001     904,117
                               =========== ===========  =========== ===========
Net income ................... $ 1,018,799     920,513    2,024,959   1,428,181
                               =========== ===========  =========== ===========

Per share information:
Income per share ............. $      0.14        0.12         0.27        0.21
                               =========== ===========  =========== ===========
Number of shares used in per
share calculation ............   7,523,790   7,574,037    7,457,987   6,892,793
                               =========== ===========  =========== ===========



          See accompanying notes to consolidated financial statements.

Item 1. Financial Statements.
                       KVH INDUSTRIES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                     Nine months ended
                                                       September 30,
                                                     1997          1996
                                                  -----------  ------------
Cash flow from operations:
Net income ....................................... $ 2,024,959    1,428,181
Adjustments to reconcile net income to net cash
 provided by (used in) operating activities:
Depreciation and amortization ....................     525,042      142,788
Decrease (increase) in accounts and contract
receivables ......................................   2,541,761   (2,841,862)
Decrease (increase) in costs and estimated
earnings in excess of billings on uncompleted
contracts ........................................     152,919     (465,465)
Decrease (increase) in inventories ...............     220,174   (1,410,602)
Increase in prepaid expenses and other
deposits .........................................     (12,232)     (24,431)
(Decrease) increase in accounts payable ..........      (5,686)   1,425,155
(Decrease) increase in accrued expenses ..........    (253,518)     632,407
Decrease in customer deposits ....................  (2,527,500)    (248,500)
                                                   -----------  -----------
  Net operating cash provided by (used in)
  operating activities ...........................   2,665,919   (1,362,329)
                                                   -----------  -----------
Cash flow from investing activities:
Purchase of property and equipment ...............  (1,800,446)  (2,859,895)
                                                   -----------  -----------
  Net cash used in investing activities: .........  (1,800,446)  (2,859,895)
                                                   -----------  -----------
   Cash flow from financing activities:
Repayments of obligations under capital lease ....     (42,680)     (35,209)
Proceeds from issuance of capital stock, exercise
of warrants and stock options ....................      76,730   10,335,907
                                                   -----------  -----------

  Net cash provided by financing activities ......      34,050   10,300,698

Net increase in cash and cash equivalents ........     899,523    6,078,474
                                                   -----------  -----------
Cash and cash equivalents at beginning of period .   7,005,682      895,677
Cash and cash equivalents at end of period ....... $ 7,905,205    6,974,151
                                                   ===========  ===========

Supplemental disclosure of cash flow information:
Cash paid during the period for interest ......... $     6,972        8,916
Cash paid during the period for income taxes ..... $ 1,512,049         --

        See the accompanying notes to consolidated financial statements.

Item 1.  Financial Statements.

                       KVH INDUSTRIES, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                           September 30, 1997 and 1996
                                   (Unaudited)

     (1.) The accompanying consolidated financial statements of KVH Industries, Inc. and subsidiary (the "Company") for the three and nine month periods ended September 30, 1997 have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These financial statements have not been audited by independent public accountants, but include all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations and cash flows for such periods. These consolidated financial statements do not include all disclosures associated with annual financial statements and accordingly should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K dated March 24, 1997 as filed with the Securities and Exchange Commission, a copy of which is available from the Company upon request. The results for the nine months ended September 30, 1997 are not necessarily indicative of the operating results for the remainder of the year.

     (2.) Inventories at September 30, 1997 and December 31, 1996 include the costs of material, labor and factory overhead. Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following (in
thousands of dollars):                      1997       1996
         Raw materials                     $2,332     $1,888
         Work in process                      533        714
         Finished goods                       157        640
                                             ----
                                           $3,022     $3,242

     Defense project inventories are included in the balance sheet caption Costs and estimated earnings in excess of billings on uncompleted contracts". Defense project inventories amounted to $236,811 and $385,748 at September 30, 1997 and December 31, 1996 respectively. Defense contracts provide for project costs reimbursement as costs are incurred, through monthly invoicing of vouchers or progress billings.

     (3.) In May of 1996 the Company purchased a 75,000 square foot facility for $2,000,000. Manufacturing operations were relocated to the new facility upon completion of the first phase of facility renovations in January of 1997. The Company completed the remainder of the facility renovations in September of 1997 and has moved all of its operations into the new facility. The cost of renovation and refitting the new facility amounted to approximately $2,000,000. The Company's former 27,000-square-foot, leased facility is currently utilized as warehouse space. The Company is obligated under the lease agreement through September 30, 1999. Remaining minimum lease payments total approximately $835,000.

     (4.) Income tax expense has been calculated using an estimated year-to-date income tax rate of 37%. The tax rate utilized in the calculation of income tax expense differs from the federal statutory rate of 34% primarily due to state income tax expense net of the associated federal tax benefit and tax credits.

     (5.) Concentration of credit risk, major customers and products Historically, the Company derives a significant portion of its sales from a limited number of customers. Year to date sales to the United States Government Tank and Automotive Command amounted to 32 % of net sales and AMSC mobile satellite product shipments amounted to 16% of total net sales. The Company anticipates that no further shipments to AMSC will occur this year. Sales to the armed forces of the United States, foreign governments and contractors that supply these governments directly, represented 51% of total year-to-date net sales.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     With the exception of historical information, the matters discussed in this Quarterly Report on Form 10-Q include certain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed under the heading "Forward Looking Statements" contained herein and in the Company's other filings with the Securities and Exchange Commission, including but not limited to those discussed under the heading "Forward Looking Statements" in the Company's 1996 Report on Form 10-K. Results of Operations

     Overview - The Company develops, manufactures and markets digital navigation and mobile satellite communications products for use in commercial, military and recreational marine applications. The Company's digital navigation systems utilize the Company's proprietary autocalibration and applications software along with advanced sensor technology to provide users with accurate, real-time heading, orientation and position information. In 1993 the Company entered the mobile satellite communications market with the introduction of an active-stabilized antenna-aiming system that incorporates the Company's proprietary software and sensor technologies. To date the Company has sold the majority of mobile satellite products to systems integrators such as American Mobile Satellite Corporation ("AMSC"). In September 1997, the Company began selling satellite communications systems bundled with air time services directly to end-users as a part of a partnering agreement with PTT Telecom BV ("Station 12"), an INMARSAT air-time provider.

     Net income and earnings per share - Net income and earnings per share for the three and nine month periods ended September 30, 1997 and 1996 were $1,018,799 or $0.14 per share and $920,513 or $0.12 per share for the three month periods and $2,024,959 or $0.27 per share and $1,428,181 or $0.21 per share for the nine month periods, respectively.

     Net sales - Quarterly net sales were $7,025,976, a 1.7% decrease when compared with last year's third quarter revenues of $7,147,270. As anticipated, communications shipments slowed as new marine mobile satellite communication product sales replaced AMSC sales realized in the third quarter 1996 revenue base. The Company planned to replace last year's AMSC revenues by introducing two new products: TracVision II, a mobile marine, satellite broadcast television reception system and TracPhone 50, a mobile marine satellite based voice, data and fax communications system. The new products began shipping in the third quarter of 1997, but shipments were delayed until late in the quarter, limiting the Company's ability to offset the non-recurring 1996 AMSC revenues. Management decided to extend TracVision II product testing beyond the original requirement which delayed the product release. Shipment of TracPhone 50 was delayed due to component shortages resulting from a sole source supplier's inability to meet the component delivery schedule it had established with the Company. Third quarter 1997 TacNav military land navigation system shipments offset substantially all of the non-recurring AMSC sales recorded in last year's third quarter. Military land navigation systems represented 66% of third quarter 1997 sales, an increase of $2,060,638 or 81% over the third quarter of 1996.

     Net sales grew to $18,712,814 in the first nine months of 1997, a 10% increase over the first nine months 1996 sales total of $17,041,532. Year-to-date sales growth resulted from military land navigation shipments that grew to $9,459,200, a 36% increase over the prior years result of $6,965,443. Navigation defense revenues increases are being driven by sales to the United States Government Bradley Fighting Vehicle Program. (See "Forward Looking Statements")

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Future revenue growth is largely dependent upon the Company's ability to increase demand for its current marine mobile satellite communications products and successfully design and market new products for the satellite market. The Company anticipates that during the ramp-up of communications sales, revenues from this sector may moderate. (See "Forward Looking Statements").

     Gross profit - Gross profit is comprised of revenues less the cost of materials, manufacturing and warranty costs. Gross profit increased to $3,546,897 or 122% in the third quarter of 1997 when compared with the third quarter of 1996. Third quarter gross profit as a percentage of net sales represented 50% of net sales in 1997 and 41% of net sales in 1996. The quarterly gross profit increase as a percentage of sales resulted from a larger mix of higher margin military land navigation products. Gross profit for the first nine months of 1997 increased to $8,803,962 or 21% over the comparable period of the prior year. Year-to-date gross profit as a percentage of sales increased 4%, reflecting the 1997 increased mix military of land navigation sales. Future gross profit may decrease as a percentage of sales should the Company's sales mix return to a more representative historical pattern.

     Operating expenses - Research and development increased to $826,906 or 91% in the third quarter of 1997 from $433,890 in the third quarter of 1996. Year-to-date research and development costs increased to $2,068,127, 20% higher than the first nine months of 1996. Research and development cost increases resulted from the development of the new satellite communications products. Research and development costs are anticipated to increase for the remainder of the year as additional engineering resources are applied to fund new product developments. Sales and marketing expense increased to $866,709 in the third quarter of 1997, a 38% increase when compared with the third quarter 1996. Year-to-date sales and marketing costs increased $324,278, growing 1% as a percentage of net sales. Increased sales and marketing expense reflects staffing expansion required to support current and future sales growth. Sales and marketing expense is anticipated to increase throughout 1997 to support new product introductions and manage expanded geographic markets. General and administrative expense increased $78,081 or 19% in the third quarter of 1997 when compared with the third quarter of 1996. Year-to-date general and administrative cost increased $213,885 or 19%, but remained constant as a percentage of sales at 7%. General and administrative cost increases relate to staffing increases, directors' and officers' insurance, legal fees and investor relations costs. General and administrative costs are anticipated to increase gradually throughout 1997.

     Other income (expense) - Other income (expense) is made up of interest income and expense, other income and expense and foreign currency translation gains and losses. The year-to-year change in other income reflects a State of Rhode Island training grant awarded to the Company in the third quarter of 1997.

     Income taxes - Quarterly income tax expense of $576,663 remained approximately unchanged when compared with the third quarter of 1996. Year-to-date income tax expense increased to $1,193,001 a 32% growth over the comparable period of 1996. The current year tax rate has decreased due to available tax credits.

     Liquidity and capital resources - Working capital increased by $848,922 in the third quarter of 1997 from December 31, 1996. Cash and cash equivalents were $7,905,205 and $7,005,682 at September 30, 1997 and December 31, 1996
respectively. Cash and liquidity gains reflect the collection of several large receivable balances and the liquidation of the $2.5 million dollar AMSC customer deposit. The Company believes that cash generated from operations, amounts available under its revolving bank borrowing facility and the net proceeds of the initial public offering will be sufficient to fund operations and planned capital expenditures for the next twelve months.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Capital expenditures - Fixed assets purchases amounted to $1,800,446 in the first nine months of 1997. Fixed asset acquisitions are primarily capital improvements associated with the renovation of the Company's new 75,000-square-foot facility.

Forward Looking Statements - "Risk Factors"

     This "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements that are subject to a number of risks and uncertainties. Some of the important factors that could cause actual results to differ materially from the results anticipated by the previous statements are discussed below.

     Dependence on New Products and the Marine Mobile Satellite Communications Market - The Company's future sales growth will depend to a considerable extent upon the successful introduction of new mobile satellite communications products for use in marine applications, and those introductions will be affected by a number of variables including, but not limited to: market potential and penetration; reliability of outside vendors; satellite communications service providers' financial abilities and products; regulatory issues; maintaining appropriate inventory levels; disparities between forecast and realized sales; and design delays and defects. The occurrence of any of these factors would have a material adverse effect on the Company's business, financial condition and results of operations.

     Dependence on Government Customers Military Land Navigation Market - Year to date military land navigation sales account for 51% of revenues. There can be no assurance that government customers or their contractors will continue to purchase the Company's products at historic levels. Changes in procurement priorities or significant reductions or delays in procurement of the Company's products by any government customer would have a material adverse effect on the Company's business, financial condition and results of operations.

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

Part II. Other Information

Item 1. Legal Proceedings.

         None

Item 6. Exhibits and reports on Form 8-K.

     1. Exhibit 11 - Computation of Earnings Per Common Share: Three and Nine Months Ended September 30, 1997 and 1996.

     2. Exhibit 27 - Financial Data Schedule: Nine Months Ended September 30, 1997.

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

Date: October 23, 1997