Form 10-K
period 1997-12-31
KVH INDUSTRIES INC \DE\
filed 1998-03-25
CIK 1007587

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K



( X ) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
       ACT OF 1934


                    For the fiscal year end December 31, 1997

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

   50  Enterprise  Center,  Middletown,  RI                       02842
    (Addressof principal executive offices)                     (Zip code)

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

     As of March 13, 1998, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $23,096,539 based upon a total of 5,599,161 shares held by non-affiliates and the last sale price on that date of $4.125. As of March 13, 1998, the number of shares outstanding of the Registrant's common stock was 7,086,648.


                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Company's definitive Proxy Statement relating to the 1998 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report on Form 10-K. The Company anticipates that its definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year end on December 31, 1997.

                               INDEX TO FORM 10-K



                                      PART I                                Page

Item 1.  Business .........................................................   3
Item 2.  Properties .......................................................  11
Item 3.  Legal Proceedings ................................................  11
Item 4.  Submission of Matters to a Vote of Security Holders ..............  11

                                     PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
           Matters .......................................................   11
Item 6.  Selected Financial Data .........................................   11
Item 7.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations .........................................   13
Item 8.  Financial Statements and Supplementary Data .....................   16
Item 9.  Changes and Disagreements with Accountants on Accounting and
           Financial Disclosure ..........................................   16


                                    PART III

Item 10. Directors and Executive Officers of the Registrant ..............   17
Item 11. Executive Compensation ..........................................   17
Item 12. Security Ownership of Certain Beneficial Owners and Management ..   17
Item 13. Certain Relationships and Related Transactions ..................   17

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K .  17


Safe Harbor statement under the Private Securities Litigation Reform Act of 1995

     With the exception of historical information, the matters discussed in this Annual Report on Form 10-K include certain forward-looking statements that involve risks and uncertainties. Among the risks ands uncertainties to which the Company is subject are the risks associated with managing the Company's inventory in light of product life cycles and technological change, the Company's relationship with its significant customers, market acceptance of new product offerings in the emerging satellite communications market, reliance on satellite networks, reliance on a limited number of products, dependence on key personnel and fluctuations in annual and quarterly performance. As a result the actual results realized by the Company could differ materially from the statements made herein. Shareholders of the Company are cautioned not to place undue reliance on forward looking statements made in the Annual Report on Form 10-K or in any document or statement referring to this Annual Report on Form
10-K. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Forward Looking Statements."

                                     PART I
Item 1.  Business.

Overview

     KVH Industries, Inc. ("KVH or the "Company") was organized in Rhode Island in 1978 and was reincorporated in Delaware on August 16, 1985. The Company's executive offices are located at 50 Enterprise Center, Middletown, RI and its telephone number is (401) 847-3327. Unless the context otherwise requires, references to KVH or the Company include KVH Industries, Inc. and its subsidiary.

     KVH utilizes its proprietary fiber optic, autocalibration and fluxgate sensor technologies to produce navigation and mobile satellite communications systems for commercial, military and marine applications. KVH's digital navigation systems utilize the Company's proprietary autocalibration and applications software along with its advanced sensor technology to provide users with accurate, real-time heading, orientation and position information. In 1993, the Company entered the emerging market for mobile satellite communications by introducing an active-stabilized antenna-aiming system that draws upon the Company's proprietary software and sensor technology. In 1995 the Company introduced TracVision, a complete system for receiving DIRECTV(R) and USSB satellite television at sea. In 1997 the Company acquired the assets of the fiber optic sensor group ("FOG") of the Andrew Corporation in order to enhance the capabilities of its existing sensor systems.

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

     KVH sells digital compass and tactical navigation systems directly to the United States Department of Defense and to the armed forces of other countries in Europe and the Middle East. KVH systems are also incorporated by major defense contractors, including United Defense and General Motors Corporation, in the manufacture of military land vehicles. The Company sells its antenna-aiming systems and mobile satellite communications systems to original equipment manufacturers ("OEMs"), and as turnkey systems to end-users through its reseller distribution channel.

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

     Mobile satellite communications serve markets, such as offshore marine use, not capable of being addressed by cellular or other similar earth-based communications services. In satellite communications services, satellites in geostationary earth orbit provide continuous communications coverage over a wide geographic area. Early satellite communications systems, employing analog technology, were used primarily for voice communications. Mobile transceivers for such systems were large and expensive, requiring an antenna dome four feet in diameter, and typically selling for $40,000 or more. Usage of such services was also expensive, with airtime rates ranging from $8.00 to $10.00 per minute. As a result, use of satellite communications in the marine market historically was limited to larger commercial vessels and luxury yachts. Recently, the advent of more powerful satellites, as well as digital transmission and data compression technologies, has enabled the development of a new generation of mobile satellite communications services, making satellite communications practical for a range of smaller vessels, such as work boats, fishing vessels and recreational craft. These new services include the following:

     Worldwide Voice and Data Services. Worldwide mobile communications capabilities currently are offered principally by the International Maritime Satellite Organization ("INMARSAT"), a consortium of 79 member countries that operate a network of geostationary satellites providing worldwide communications services through mobile terminals on air, sea and land. INMARSAT M service was introduced in the early 1990s to provide worldwide digital voice, fax and data communications, using an 18-inch antenna and mobile terminals costing $20,000 to $25,000, and with airtime charges of approximately $5.00 per minute. INMARSAT MINI-M service was introduced in 1997 to expand INMARSAT coverage by offering smaller lower cost services, using a 10-inch antenna and mobile terminals costing $7,000 to $8,000 and with airtime charges of $2.70 to $3.00 per minute.

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

     Regional DBS-TV Services. New satellite and digital compression technologies have also enabled the development of regional direct broadcast satellite television ("DBS-TV") services, in which up to 200 channels of laser disk quality video and CD quality audio are broadcast by satellite to subscribers who use dish antennas, compact receivers and decoders to receive and process the signals. A number of providers of such DBS-TV services have commenced operations in the last several years. These include DIRECTV, a subsidiary of GM Hughes Electronics, and U.S. Satellite Broadcasting, Inc. ("USSB"). The current service area for DIRECTV and USSB is the continental United States, and United States coastal waters up to 200 miles offshore. Similar DBS-TV services are being offered by other service providers in the United States, Central and South America, Japan and Europe, and are expected to be offered elsewhere. The high-quality picture and sound, broad range of programming alternatives, and compact size and cost of the DSS in-home system have helped DBS-TV find rapid acceptance for home use in the United States consumer market. The same attributes of DBS-TV have opened a new segment of the marine market, and made the reception of high-quality television broadcasts at sea practical for a range of smaller commercial and recreational vessels. Mobile DBS-TV terminals for marine use are currently available for approximately $5,500 to $8,000. Subscriber fees range from $30 to $70 per month.

     Satellite communications technologies generally require an earth-based antenna to be kept precisely aimed at a geostationary satellite. On mobile platforms, such as vessels at sea, the antenna platform may be subjected to rapid acceleration in pitch, roll and yaw axes simultaneously, making it difficult to keep the antenna precisely aimed. An early approach to antenna aiming was passive stabilization, which incorporates a set of flywheels that rely on gyroscopic inertia to keep the antenna stationary in relation to the earth while the rest of the vessel moves. Their large size, high cost, and difficulty of miniaturization have restricted use of passive stabilization systems. More recently introduced active-stabilized systems detect platform motion and actively point the antenna to compensate for it. However, some active-stabilized systems are subject to inherent design limitations that result in periodic signal loss and the need for time-consuming signal reacquisition and have other operational constraints that reduce their ability to provide on-demand, uninterrupted service.

     ASAP. The KVH active-stabilized antenna pedestal system ("ASAP") uses the KVH digital gyro compass and inclinometer to measure precisely the pitch, roll and yaw of an antenna platform in relation to the earth. Utilizing the Company's proprietary stabilization and control software and five on-board microprocessors, the ASAP system computes the antenna movement necessary to keep the antenna fixed on its target and transmits precise motor control instructions to a pair of stepper-motors mounted on the antenna pedestal to aim the antenna. The ASAP system is smaller, more reliable, lighter and substantially less expensive than passive-stabilized systems enabling practical and affordable satellite communications for a broad range of commercial and recreational users. The ASAP uses a proprietary two-axis gimbal joint and a design that incorporates fewer moving parts than competing active-stabilized systems. The design of the KVH ASAP eliminates cable wrap and other causes of periodic signal loss common to other active-stabilized systems. The system also permits rapid initial acquisition of the satellite signal without operator intervention. OEM prices for the Company's ASAP systems range from approximately $1,700 to approximately $3,100.

     TracVision. The Company's TracVision product is a complete mobile DBS-TV receiver system for use by DBS-TV subscribers in the marine market. The TracVision system includes an ASAP system, a 24-inch diameter carbon-fiber antenna and 30-inch antenna dome and a DSS(R) digital receiver. TracVision is sold as a turnkey system, including DIRECTV and USSB service activation. TracVision enables commercial and recreational vessels to receive up to 200 channels of laser disc quality television, including all major networks, subscription programming and pay-per-view services and up to 25 CD quality audio channels, while underway or at anchor anywhere in United States coastal and inland waters and up to 200 miles offshore. The list price of the Company's
TracVision system, exclusive of the DSS receiver, is $7,995. Typically, TracVision systems are purchased with multiple DSS receivers to permit independent viewing at more than one location on the vessel. DSS receivers are available from the Company, as an authorized RCA distributor, at a manufacturer's suggested retail price of $495.

     TracVision II. The Company's TracVision II is the smallest fully stabilized satellite television system available. Measuring under twenty-inches in diameter, TracVision II's compact design is suitable for boats as small as thirty-five feet. Using a three-axis digital gyro sensor and a new pedestal design, TracVision II measures every movement of the vessel (turn, pitch and roll) and  moves  the  antenna  in  exactly  the  opposite  direction  to remain locked-on the satellite signal. TracVision II is sold as a turnkey system, including DIRECTV and USSB service activation. TracVision II enables commercial and recreational vessels to receive up to 200 channels of laser disc quality television, including all major networks, subscription programming and pay-per-view services and up to 25 CD quality audio channels, while underway or at anchor anywhere in United States coastal and inland waters and up to fifty to one hundred miles offshore.

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

     Tracphone 50. The Company's turnkey INMARSAT mini-M satellite telephone system, incorporating an 11 1/2-inch high-gain antenna mounted on an ASAP system and a Thrane and Thrane satellite transceiver and handset is sold in the global marine market under the Company's Tracphone 50 brand. The Tracphone 50 system is intended to provide affordable INMARSAT mini-M voice , fax and data communications for users anywhere in the world. The Company markets the Tracphone 50 jointly with Station 12, a member of the KPG Group of the Netherlands. Station 12 provides all voice, fax and data services as well as a wide variety of value added services on a global basis. Sataion 12 via one access code offers all INMARSAT services from two land earth stations in Brum, the Netherlands and Yamaguchi, Japan. The list price of the Tracphone 50 is approximately $8,000 and Station 12 airtime ranges from $2.30 to $3.30 per minute.

Navigation Systems

     The Company's navigation products consist of its Azimuth and Sailcomp lines of digital compass systems, its DataScope hand-held compass and rangefinder, its Azimuth Gyro compass, its Quadro line of integrated marine instrumentation systems, its TACNAV and TACNAV Light tactical navigation systems and its family of fiber optic gyro sensors.

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

         TACNAV. KVH's TACNAV system, an interactive, real-time tactical navigation and targeting system for armored vehicles, has been selected for the United States Army Bradley Fighting Vehicle, the Canadian Army LAV-25 fleet, the Swedish Army CV90 fleet and other land vehicles used by the armed forces of these and a number of other nations. The TACNAV system analyzes and displays data from its digital heading and orientation sensors and an integrated GPS system, as well as inputs from multiple other devices such as a vehicle odometer, turret angle encoder and laser rangefinder. TACNAV's automatic compensation software solves the problem of providing accurate heading in the armored vehicle environment where conventional magnetic compasses cannot operate. KVH's software also integrates GPS and compass data and provides continuously updated steering instructions. TACNAV calculates the turret azimuth by combining data from the vehicle's turret angle encoder with vehicle heading information, which results in improved vehicle orientation and target acquisition. When further integrated with the vehicle's laser rangefinder, TACNAV calculates the grid position of the target and can be used for far target location. By accepting input from the vehicle odometer, TACNAV also provides a backup for GPS, which may be blocked, either accidentally or by jamming. If GPS input is unavailable, KVH software seamlessly switches to dead reckoning navigation from the vehicle's last known GPS location, using heading and odometer measurements.

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

    Fiber Optic Sensors. On October 30, 1997 the Company acquired the assets of the sensor products group of Andrew Corporation. This acquisition provided the Company with a set of proprietary fiber optic gyroscopic sensors that will extend the accuracy and performance range of the Company's existing fluxgate based product offerings. A Fiber Optic Gyroscope ("FOG") sensor is a true single-axis rotational rate sensor with no moving parts, resulting in long life, stable operation, and lack of sensitivity to rotation or acceleration in other axes. The FOG's excellent resolution, threshold and dynamic range combined with resistance to shock and vibration solves a wide variety systems needs over the wide range of operating conditions. The Company offers a variety of FOG systems at various prices, offering OEM customers a range of cost and performance options suitable to their applications.

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

Sales and Marketing; Customers

         The Company sells its navigation and satellite communications products through a variety of channels, including a direct sales force and a network of dealers, value added resellers, distributors and sales representatives. KVH's commercial and recreational marine navigation products are sold through a dealer network of more than 250 catalog chain outlets, including West Marine, Boaters' World and Boat U.S., more than 100 technical marine electronics value added resellers, and independent sales representatives. KVH's military navigation products are sold to the armed forces of the United States and other countries, as well as to OEM manufacturers, by the Company's direct sales force, distributors and sales representatives. KVH's embedded sensors and sensor systems are sold by the Company's direct sales force, distributors and sales representatives to a broad range of OEM manufacturers, such as Lockheed, Harris and Raytheon. The Company's ASAP antenna-aiming systems are sold directly to both OEM manufacturers of satellite telephone transceivers and as turnkey systems directly to end-users through the Company's world-wide network of technical dealers and distributors. FOG products are sold directly to OEM customers through the same distribution system that the Company utilizes to sell its commercial sensors. The Company's agreements with its dealers, value added resellers, distributors and sales representatives generally are non-exclusive. The Company's products are sold in Europe through the Company's KVH Europe subsidiary, located in Hoersholm, Denmark, and elsewhere in the world through a network of distributors.

         A significant portion of the Company's sales depends on a small number of customers. Sales to AMSC accounted for approximately 12% and 27% of net sales in 1997 and 1996. Sales of TACNAV systems to General Motors Corporation accounted for approximately 8%, 14% and 13% of the Company's net sales in 1997, 1996 and 1995, respectively, and sales of TACNAV systems to the Government of Sweden accounted for approximately 13%, 14% and 25% of the Company's net sales in 1997, 1996 and 1995. Revenues from sales of commercial navigation products, including digital compass systems and other navigation products for recreational, commercial and OEM markets, as a percentage of the Company's total net sales, were 23%, 21% and 37%, respectively, in 1997, 1996 and 1995. Revenues from combined sales of military navigation systems and related customer funded research and development constituted 56%, 41% and 52% of the Company's total net sales in 1997, 1996 and 1995, respectively. Revenues from sales of satellite communications systems, including antenna-aiming systems sold to OEM customers as well as complete satellite communications systems, represented 21%, 38% and 11% of the Company's total net sales in 1997, 1996 and 1995, respectively. Sales of the recently acquired FOG sensors were not material in 1997.

Relationship with AMSC

         Under an agreement with AMSC (the "AMSC Agreement"), the Company acts as a systems integrator and manufactures, tests, and ships complete high-gain AMSC SKYCELL satellite telephone terminals for AMSC. Pursuant to the AMSC Agreement, AMSC agreed to purchase a minimum of 1,000 baseline telephone systems and 4,000 deluxe systems, for an aggregate order price of $10.2 million. AMSC may, at its option, purchase up to an additional 15,000 units on substantially the same terms and conditions. AMSC's sales estimates have fallen well below expectations. The Company does not anticipate that AMSC will exercise the reorder option. AMSC is required to supply to KVH, at AMSC's expense, the Mitsubishi telephone transceivers and handsets included in the system. KVH is required to supply, at its expense, the ASAP system, antenna, baseplate and antenna dome, and to assemble, test and package the completed system. Completed Tracphone systems are delivered by KVH to its own warehouse, at which time title passes to AMSC and the Company invoices AMSC for the full price of the products. The AMSC Agreement provides that AMSC dealers and resellers will market the Tracphone product through an AMSC dealer network, at AMSC's expense. The Company drop ships completed units from its warehouse to the dealer's customer, is responsible for billing and collecting from the customer the price specified by the dealer and remits the full amount to AMSC on a bimonthly basis. AMSC has made an advance payment to the Company of $2.5 million, which was applied to the purchase price of the last of the 5,000 units originally covered by the AMSC Agreement. The Company delivered the last of the 5,000 units in the second quarter of 1997.

Backlog

         The Company's backlog at December 31, 1997 and 1996 was $3.0 million and $11.1 million, respectively. Of the Company's total backlog at December 31, 1997, approximately $3.0 million is expected to be shipped during 1998. The Company's total backlog at December 31, 1997 includes $1.4 million attributable to orders for military navigation systems and $1.6 million attributable to orders for mobile satellite communication and FOG products. The Company's total backlog at December 31, 1996 included $7.7 million attributable to orders for military navigation systems and $3.1 million attributable to orders for the AMSC mobile satellite communication product.

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

Research and Development

         The Company's research and development efforts are focused on the development of new products based on its core technologies that will have broad application across its strategic markets, and on improving the performance and reducing the manufacturing costs of its existing products. A substantial portion of the Company's research and development expenditure is devoted to basic research relating to specified core technology development projects.

         The Company's research and development activities have historically fallen into two categories: internally funded research and development and customer funded research and development. The Company has financed virtually all of the cost of developing the Company's marine navigation and satellite communications products. However, much of the funding used to develop KVH's products for the military navigation market, in which a significant engineering effort to develop enhanced features requested by the customer is frequently involved, has been derived from government sources. Development of the Company's core sensor technology has also been subsidized to a large extent by grants under the United States government's Small Business Innovative Research ("SBIR") program. The Company's total expenditures for research and development during 1997, 1996 and 1995 were as follows:


                                                       Year ended December 31,
                                                    1997        1996        1995
                                                  ------      ------      ------
                                                           (in thousands)
Internally funded research and                    $3,175       2,431       1,279
 development
Customer funded research and                         630         869       2,445
 development                                      ------      ------      ------

Total research and development                    $3,805       3,300       3,724
                                                  ======      ======      ======

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

Manufacturing

         The Company's manufacturing operations consist primarily of final assembly and testing of products, material and procurement management, and quality assurance and manufacturing engineering. In addition, the Company manufactures certain subassemblies and components, such as sensor coils. The Company contracts with third parties for some services, such as the fabrication and assembly of printed circuit boards, injection-molded plastic parts and machined metal components.

         The Company believes that there are a number of acceptable vendors for most of the components and third-party services used in the manufacture of its products. However, the Company procures certain of such components and services from a sole source. In some instances the Company may select a single source, despite the availability of multiple sources, in order to maintain quality control or to develop a strategic relationship with the supplier. The Company has in the past experienced delays in production as a result of insufficient supply or delay in delivery of certain components, production or quality control difficulties experienced by a sole supplier, or, in one instance, the failure of a sole supplier to provide an application-specific integrated circuit designed specifically for use by the Company in one of its products. Occurrence of shortages, delays or other problems in the future could result in delay or interruption of the Company's production, which could have a material adverse effect on the Company's results of operations and damage customer relationships until an alternative source of supply could be obtained.

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

         The Company's fiber optic gyro and embedded sensors compete with products of a large number of companies that produce magnetic sensors and gyroscopic rate sensors for sale in the OEM market, as well as certain OEMs, including some of the Company's own customers, that choose to produce their own sensors for certain OEM applications. Some of the larger competitors in the gyroscopic rate sensor market are Litton Corporation and Honeywell Corporation in the United States, Hitachi Corporation of Japan and Fizoptica of Russia. Many of the Company's competitors offer products that, while providing accuracy and performance inferior to that of the Company's products, are substantially less expensive.

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

         Where appropriate, the Company seeks patent protection. The Company has thirty issued United States patents covering the Company's core sensor and fiber optic technologies. The Company intends to seek further patents on its technology, if appropriate. In addition to patents, the Company registers its product brand names and trademarks in the U.S. and other key markets where the company does business around the world. Expiration of the Company's patents and trade marks range from March 3, 2000 to April 7, 2015.

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

Employees

         As of December 31, 1997, the Company employed 191 full-time employees, including 18 in sales and marketing, 42 in engineering, 114 in manufacturing, and 17 in general administration and finance. Six of these employees are located in the Company's European office in Hoersholm, Denmark, twenty-seven are located in Orland Park, Illinois and four are located in Saint Petersburg, Florida. In addition, the Company utilizes the services of temporary or contract personnel within all functional areas to assist on project related activities. The number of such personnel will vary depending on specific project activity. At December 31, 1996, the Company employed two temporary or contract engineers. In addition, as of that date, three outside engineering firms were working for the Company on various projects. The Company generally enters into non-disclosure agreements with such temporary or contract personnel or firms with a view to protecting the confidentiality of its proprietary technology.

         The Company believes its future success will depend in large part upon the continued service of its key technical and senior management personnel and upon the Company's continuing ability to attract and retain highly qualified technical and managerial personnel. Competition for highly qualified personnel is intense, and there can be no assurance that the Company will be able to retain its key managerial and technical employees or that it will be able to attract and retain additional highly qualified technical and managerial personnel in the future. None of the Company's employees are represented by a labor union. The Company has not experienced any work stoppage and considers its relationship with its employees to be good.

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

Item 2.  Properties.

         The Company's executive offices, administration, product development and manufacturing facilities are housed in two adjacent buildings in Middletown, Rhode Island containing approximately 6,000 and 75,000 square feet respectively. The Company occupies the smaller of the two facilities under a lease that expires in September 1999, while the Company purchased the larger facility in May 1996. The Company relocated operations into the larger facility in 1997. Subsequent to the relocation of the Company's operations to the larger facility, the smaller facility became excess capacity. The Company negotiated a reduction of the leased space from approximately 30,000 square feet to 6,000 square feet and in so doing paid a one-time payment of $210,000 to modify the facility lease. The smaller facility will be utilized as a warehouse for the AMSC-owned Tracphone inventory to the extent that the AMSC inventory is shipped, the space in the smaller facility may become idle.

         The Company utilized approximately $4.0 million dollars of the proceeds of the initial public offering to purchase and build-out a 75,000 square foot building adjacent to its existing 6,000 square foot leased facility in Middletown, Rhode Island in order to accommodate its manufacturing capacity requirements and relocate its operations.

         On October 30, 1997 the Company purchased the assets of Andrew Corporation's sensor products group. The sensor product group occupies approximately 20,000 square feet within Andrew Corporation's Orland Park, Illinois facility and a 4,756 square foot facility in Saint Petersburg, Florida. The Saint Petersburg lease is renewable annually and expires on July 31, 1998. The purchase agreement stipulates that the Company may, as a transitionary expedient, occupy the space currently occupied within Andrew's, Orland Park facility on a rent free basis until January 31, 1998 for the manufacturing and administration facilities and until April 30, 1998 for the fiber drawing facility. The Company may occupy these areas within the Andrew Orland Park facility thereafter, at a rate of $1.25 per square-foot per month. The Company is actively relocating the sensor products operations to a leased facility. In January of 1998 the Company entered into a seven year a lease agreement beginning in April 1, 1998, to lease approximately 23,000 square feet of space. Prior to occupying the leased facility the Company is required to participate in the build-out cost of the facility. The Company estimates the cost to build out the facility at approximately $0.5 million dollars. The initial annual rent is $152,121; annual rents thereafter will escalate by 3% each year.

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

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

         The Company's common stock has traded on the NASDAQ National Market under the symbol KVHI since April 8, 1996. As of March 13, 1998, there were 128 holders of record of the Company's Common Stock. The Company has never declared or paid any cash dividends on its Common Stock and does not intend to pay cash dividends on its Common Stock in the foreseeable future. The Company intends to retain earnings for reinvestment in its business.

         The Company's stock commenced trading on April 2, 1996 at $6.50. On March 13, 1998 the closing sale price for the Company's Common Stock was $4.13.

                                         1997                     1996
                                        -------                  -------
                                 High          Low           High          Low
                               -------       -------       -------       -------
First quarter                    8.00          6.25          --            --
Second Quarter                  10.00          5.00         10.88          6.50
Third Quarter                    9.50          7.13         11.00          7.25
Fourth Quarter                   8.13          3.75         10.63          7.00


Item 6.  Selected Consolidated Financial Data.

         The following selected financial data is derived from the Company's financial statements. This data should be read in conjunction with Item 8, Financial Statements and Notes thereto, and with Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                                                 Year Ended December 31,
                                                                 -----------------------
                                             1997          1996          1995           1994         1993
                                             ----          ----          ----           ----         ----
                                                          (in thousands, except per share data)
Consolidated Statement of Income Data:
Net sales                                   $ 25,570       $ 25,687      14,150          8,565       7,149

Cost of goods sold                            14,085         14,607       8,447          5,082       4,046

                                           -----------   ------------  ---------       -------      ------
  Gross profit
                                              11,485         11,080       5,703          3,483       3,103
Operating expenses:
  Research and development                     3,175          2,431       1,279            727         695
   Sales and marketing                         3,738          3,040       2,494          1,652       1,621
   General and administrative                  1,895          1,624       1,058            763         705
                                          -----------   ------------  ------------     ---------     -----
   Operating profit
                                               2,677          3,985           872          341          82
Other (income) deductions:
  Interest (income) expense, net
                                               (327)          (278)            27             60          16
  Other expense (income)
                                                (95)             14            20          (172)          10
  Loss (gain) on currency translation
                                               (138)             50           (4)           (44)         (18)
                                          -----------   ------------  ------------   ------------  ----------
Income before income tax expense
(benefit)                                      3,237          4,199           829            497          74
  Income tax expense (benefit)                                                                          (114)
                                               1,020          1,743         (365)           (48)
                                          -----------   ------------  ------------   ------------  ----------
Net income                                 $             $
                                               2,217          2,456         1,194            545          188
                                          ===========   ============  ============   ============  ==========
Per share information (1):
 Net income per common share - basic       $             $
                                                0.31           0.39          0.25           0.11          0.04
                                          ===========   ============  ============   ============  ===========
 Net income per common share - diluted     $             $
                                                0.30           0.35          0.21           0.09          0.03
                                          ===========   ============  ============   ============  ===========
Weighted average number of shares outstanding:

  Basic                                     7,049          6,370         4,862          4,970          4,970
                                          ===========   ============  ============   ============  ===========

  Diluted                                   7,498          7,055         5,710          5,851          5,851
                                          ===========   ============  ============   ============  ===========

                                                                       December 31,
                                             1997          1996          1995           1994           1993
                                             ----          ----          ----           ----           ----
                                                                   (dollars in thousands)
Consolidated Balance Sheet Data:
Working capital                             $ 12,410         12,570        3,214          2,110         1,553

Total assets                                  21,805         21,544        7,931          3,644         3,689

Long-term obligations (2)                          7             61          113            579           433

Total shareholders' equity                    19,194          16,563       3,654          2,451         1,906

(1) See note 1 of notes to consolidated financial statements for an explanation of the method of calculation.
(2) Includes obligations under capital leases. See
    note 6 of notes to consolidated financial statements.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

Overview

         KVH Industries, Inc. (the "Company") derives its revenues from the communications and navigation industries. Stabilized antenna systems for mobile satellite applications such as voice, fax and data transmission and television reception are primary sources of communications revenues. Navigation revenues are derived primarily from: positional and heading systems for tactical military applications in amphibious and land vehicles and for commercial applications in land vehicles; digital compasses and instrument systems for recreational, commercial and military applications; and embedded fiber optic sensors for OEM applications. The Company's in-house sales and marketing groups have established a worldwide network of independent sales representatives and distributors to market the Company's products. The majority of the Company's sales, product distribution and customer service is conducted at the Company's headquarters in Middletown, Rhode Island and the European market is managed through the Company's subsidiary in Hoersholm, Denmark. The Company's manufacturing process consists primarily of light assembly and final test, which is conducted at its facilities in Middletown, Rhode Island, Orland Park, Illinois, and St. Petersburg, Florida.

Results of Operations

    The following table sets forth, for the periods indicated, certain financial data as a percentage of total revenues:

                                                    Year Ended December 31,
                                                1997          1996         1995
                                               100.0%        100.0%       100.0%
Net sales

Gross profit                                    45.0          43.2          40.3

Research and development                        12.4           9.5           9.0
Sales and marketing                             14.6          11.8          17.6
General and administrative                       7.4           6.3           7.5
                                                10.6          15.6           6.2
Operating profit

Interest (income) expense, net                  (1.3)         (1.0)          0.2
Other expense (income), net                     (0.3)          0.0           0.1
(Gain) loss on currency
translation                                     (0.5)          0.2         (0.0)
Income before income tax
(expense) benefit                               12.7          16.4           5.9
                                                (4.0)         (6.8)          2.6
Income tax (expense) benefit
                                                 8.7%          9.6%         8.5%
Net income


Years Ended December 31, 1997 and 1996

         Net Sales. Net sales decreased slightly to $25.6 million in 1997 from $25.7 million in 1996. Product sales amounted to $24.6 million in both 1997 and 1996 while customer-funded research amounted to $1.0 and $1.1 million in 1997 and 1996 respectively. Navigation sales grew 28% to $20.3 million in 1997 from $15.9 million in 1996. Navigation sales increases resulted primarily from a $3.8 million, 40%, increase in navigation defense shipments. Fiber optic sensor sales resulting from the October 30, 1997 Andrew sensor products acquisition also contributed $0.4 million to 1997 navigation revenues. Communications sales amounted to $5.2 million in 1997, decreasing 47% from $9.8 million in 1996. Anticipated decreases in communication revenues reflected a large non-recurring OEM sale amounting to $5.6 million in 1996 that was somewhat off-set by direct sales of turnkey mobile satellite communications systems that increased to just under $1.0 million in 1997 from $0.1 million in 1996.

         Cost of Goods Sold. The Company's cost of goods sold consists primarily of direct labor and material, labor and material overhead, other direct costs. Cost of goods sold includes costs of customer-funded research and development of $0.6 million in 1997 and $0.9 million in 1996. Cost of goods sold decreased to 55% as a percentage of net sales in 1997 from 57% as a percentage of net sales in 1996 resulting from a 17% sales mix shift to higher margin navigation products. Manufacturing overheads increased to $2.8 million in 1997 from $1.9 million in 1996 somewhat off-setting the gains in product cost of sales. Factors contributing to the manufacturing overhead increase included fiber optic sensor start-up costs and a one time lease modification charge. The Company anticipates that cost of goods sold will increase in 1998 as anticipated sales growth shifts to lower-margin satellite communication and fiber optic gyro products.

         Research and Development Expense. Research and development expense consists primarily of direct labor and material, labor and material overhead and other direct costs associated with the Company's internally funded product development efforts. The Company expenses all of its software development costs in the period that they are incurred. Research costs increased to $3.2 million or 31% in 1997 from $2.4 million in 1996. Company-funded product developments accounted for $0.6 million of the 1997 increase while fiber optic start-up costs accounted for the remainder of the increase. Total research and development expenditures, including customer-funded product development expenditures included in cost of goods sold, were $3.8 million in 1997 and $3.3 million in 1996, reflecting the expected decline in customer-funded research. The Company anticipates that company-funded research and development will continue to increase as the result of further research to develop smaller, broader-bandwidth, mobile satellite communication products.

         Sales and Marketing Expense. Sales and marketing expense consists primarily of salaries and related expenses for sales and marketing personnel, sales commissions, travel expenses, cooperative advertising, sales literature, advertising and trade shows. Sales and marketing costs grew to $3.7 million or 23% in 1997 from $3.0 million in 1996. Major factors contributing to the growth of sales expenses were staffing, travel and new production introduction costs. The Company anticipates that sales and marketing expense will increase, as the Company continues to further penetrate international markets, introduce new products in 1998 and aggressively promote fiber optic products.

         General and Administrative Expense. General and administrative expense consists primarily of salaries and related expenses and other costs attributable to the Company's management, finance, accounting and human resources operations, as well as legal and other professional services. Administrative costs increased to $1.9 million or 17% from 1996 spending of $1.6 million, in response to fiber optic start-up costs, increased professional fees and staffing costs. Administration is anticipated to increase in 1998 due to the additive effect of the fiber optic sensor group acquisition.

         Interest income. Interest income reflects the interest earned by investing the proceeds of the April 1996 public offering in Federal short-term obligations. The proceeds of the public offering in April 1996 fully funded the Company's operating and capital requirements in 1997.

         Other (Income) Expense. Other income increased $0.1 million in 1997. The additional income reflects the award of a new-hire training grant from the state of Rhode Island.

         Loss (Gain) on Foreign Currency Translation. The results of operations of the Company's foreign subsidiary, KVH Europe, are determined by remeasuring its foreign currency-denominated operations as if they had taken place in United States dollars. Gains and losses resulting from this translation are included in the Company's net income. The translation gain of $0.1 million and loss of $0.05 million in 1997 and 1996 respectively, reflects changes in the relative strength of the United States dollar in relation to the Danish krone.

         Income Tax Expense (Benefit). The Company's income tax expense decreased to $1.0 million in 1997 from $1.7 million in 1996. The decrease in income taxes was attributable to the utilization of state and federal research and development and investment tax credits. The Company's effective tax rate in 1997 was 31.5% as a percentage of taxable income versus 41.5% in 1996. The Company's effective tax rate is expected to increase in 1998 as research and other tax credits will diminish in future years.

Years Ended December 31, 1996 and 1995

         Net Sales. Net sales increased by 82% to $25.7 million in 1996, from $14.2 million in 1995. Product sales amounted to $24.6 million and $10.5 million in 1996 and 1995 respectively. Customer-funded research amounted to $1.1 million and $3.7 million in 1996 and 1995 respectively. Product revenue growth in 1996 resulted primarily from a $5.4 million increase in sales of the Company's military TACNAV systems and an $8.3 million increase in sales of OEM satellite communication products. Product sales increases more than offset an anticipated $2.6 million decrease in customer-funded research in 1996. Decreased customer-funded research reflected the completion of the TACNAV development in 1995. Major customers responsible for 1996 product sales growth included the United States military, various other foreign governments and AMSC.

         Cost  of  Goods   Sold.   Cost  of  goods   sold   included   costs  of
customer-funded research and development of $0.9 million in 1996 and $2.4 million in 1995. Cost of goods sold as a percentage of net sales was 57% and 60% in 1996 and 1995, respectively. Improved cost of sales resulted primarily from a product mix shift away from lower margin, customer-funded research and development sales to higher margin navigation product shipments.

         Research and Development Expense. Research and development expense increased to $2.4 million or 90% in 1996, from $1.3 million in 1995. The increase resulted from new product development efforts associated with the Company's long-term initiative to develop smaller, higher-bandwidth, antenna-aiming technology to complement the Company's existing communication products. Total research and development expenditures, including customer-funded product development expenditures included in cost of goods sold, were $3.3 million in 1996 and $3.7 million in 1995. The year over year decline in total research and development is due to the decline in customer-funded research from 1995 levels.

         Sales and Marketing Expense. Sales and marketing expenses grew to $3.0 million or 22% in 1996 from $2.5 million in 1995, but decreased as a percentage of net sales to 12% in 1996 from 18% in 1995. The dollar increase is attributable to higher sales commissions associated with higher sales volumes and marketing costs associated with new product introductions. The decrease as a percentage of net sales reflects the leveraging of relatively fixed sales support costs over a larger revenue base.

         General and Administrative Expense. General and administrative expense increased to $1.6 million or 54% in 1996, from $1.1 million in 1995, but decreased as a percentage of net sales to 6% from 7% in such years, respectively. The dollar increase is attributable primarily to the added costs associated with becoming a public company, including directors and officers insurance, legal, accounting and consulting fees and increased compensation expense resulting from increases in management incentive payments. The decrease as a percentage of net sales reflects the leveraging of administrative staff support costs over a larger revenue base

         Interest Income Interest income reflects the interest earned by investing the proceeds of the April 1996 public offering in Federal short-term obligations

         Other (Income) Expense. Other (income) expense was not material in both 1996 and 1995.

         Loss (Gain) on Foreign Currency Translation. The results of operations of the Company's foreign subsidiary, KVH Europe, are determined by remeasuring its foreign currency-denominated operations as if they had taken place in United States dollars. Gains and losses resulting from this translation are included in the Company's net income. The translation loss of $50,587 in 1996 and gain of $4,300 in 1995, reflect changes in the strength of the United States dollar in relation to the Danish krone.

         Income Tax Expense (Benefit). The Company's income tax expense increased $2.1 million to $1.7 million in 1996, compared with an income tax benefit of approximately $0.4 million in 1995. The increase was attributable to the utilization of the Company's net operating loss carryforwards ("NOLs") from prior years. The Company's effective tax rate in 1996 was 41.5%.

Liquidity and Capital Resources

                                                          Year ended December 31,
                              --------------------------------------------------------------------------------
                                    1997             Change           1996            Change         1995
                                    ----             ------           ----            ------         ----
                                                              (in thousands)
 Cash and cash equivalents         $ 4,758           (32%)            7,006            682%           896

 Working capital                  $12,410             (1%)           12,570            291%         3,214


        The Company financed its operations, technology acquisitions and fixed asset acquisitions of approximately $6.0 million dollars through a combination of funds generated from operations, short-term bank revolving lines of credit and proceeds from its public offering. The Company believes that existing cash balances, short-term marketable securities, amounts available under its revolving credit facility and funds generated from operations will be sufficient to meet anticipated liquidity and working capital requirements for 1998. If the Company determines to expand more rapidly, to broaden or enhance its products more rapidly, to acquire businesses or technologies or to make other significant expenditures to respond to competitive pressures, then the Company may need to raise additional funds.

Other Matters

Recent Accounting Pronouncements

         The Financial Accounting Standards Board ("FASB") recently issued SFAS No. 130, "Reporting Comprehensive Income". This statement establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. This statement is effective for fiscal years beginning after December 15, 1997, and requires classification of the financial statements for earlier periods provided for comparative purposes. The effect of the adoption of SFAS No. 130 will not have a material impact on the Company's financial condition, results of operations or cash flows.

         The Financial Accounting Standards Board recently issued SFAS No. 131, "Disclosures about Segments of and Enterprise and Related Information". This statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. This statement supercedes SFAS No. 14, "Financial Reporting for Segments of a Business", but retains the requirement to report information about major customers. This statement also amends SFAS No. 94, "Consolidation of Majority-Owned Subsidiaries". This statement is effective for financial statements for periods beginning after December 31, 1997 and requires that comparative information for earlier years be restated for comparative purposes. The effect of the adoption of SFAS No. 131 will not have a material impact on the Company's financial condition, results of operations or cash flows.

Year 2000

         The Company is in the process of selecting a replacement for its existing computer system. The Company has engaged a consulting firm to advise the Company regarding the selection and implementation of a Year 2000 compliant computer system. The estimated cost of consulting services, computer hardware, training and software is expected to be less than $0.5 million dollars. In addition the Company has identified the need for a chief information officer and is actively recruiting to fill this position.

Inflation

         The Company believes that inflation has not had a material effect on its results of operations.

Market Risk Disclosure

         Not applicable.

Forward Looking Statements

         This "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward looking statements that are subject to a number of risks and uncertainties. Among the important factors that could cause actual results to differ materially from those anticipated by the statements made above are the following:

         The Company's future growth will depend to a considerable extent on the expansion of sales of its marine antenna-aiming products. To date, the market for mobile satellite communications products has been limited. The Company's first satellite communications product, an antenna-aiming system for use with satellites operated by the International Maritime Satellite Organization ("INMARSAT"), was introduced in late 1993. The Company's TracVision system for mobile reception of direct broadcast satellite television services ("DBS-TV") was introduced in late 1995, and the Tracphone mobile satellite telephone system for use with the SKYCELL voice, fax and data services offered by AMSC was introduced in the second quarter of 1996. The TracVision II a smaller and less expensive version of the TracVision, was introduced in September of 1997 and the TracPhone 50, a smaller, less expensive version of the ASAP line of products, was introduced in September of 1997 as a turnkey system offering airtime services provided by Station 12 with KVH hardware. The Company's business, financial condition and results of operation could be adversely affected if any of the INMARSAT, Station 12 or DBS-TV satellite networks experience operating, financial or regulatory problems, if no significant maritime market develops for these services, or if the Company's products do not achieve significant market acceptance in these emerging markets. Also, if the Company builds inventory in anticipation of potential sales in the marine satellite communications market, the failure of that market to develop could result in inventory obsolescence.

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

         The Company derives a substantial portion of its revenues from the armed forces of the United States and of foreign governments and from contractors that manufacture military land vehicles for such governments. There can be no assurance that such governments or their contractors will continue to purchase the Company's products in similar amounts. Changes in procurement priorities or significant reductions or delays in procurement of the Company's products by the United States or any foreign government would have a material adverse effect on the Company's business, financial condition and results of operations. Generally, the United States government and its contractors and subcontractors may terminate their contracts with the Company for cause or for convenience, upon certain terms and conditions. In many instances, the United States government or its contractors purchase the Company's products on a purchase-order basis, without firm commitments. Moreover, even under firm orders by the United States government or its contractors, funding must nevertheless be appropriated in the budget process in order for the government to complete the contract. The Company experienced a significant growth in military contracts in 1997 and anticipates that these contracts will not reoccur in 1998. As a result, the Company anticipates that product gross profits will decline in 1998 from 1997 levels.

         Satellite communications technologies are changing rapidly as new satellite systems are placed into service. The Iridium Low Earth Orbit ("LEO") system is close to completion, offering handheld products that will compete with larger, more costly actively stabilized antenna systems. Although LEO service costs are anticipated to be more costly than Inmarsat services, there is no assurance that this technology or other technologies will not reduce the Inmarsat market share.



Item 8.  Financial Statements and Supplementary Data.

         The Company's consolidated financial statements and supplementary data, together with the report of KPMG Peat Marwick LLP, independent auditors, are included in Part IV of this Report on Form 10-K.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

         Not applicable

                                    PART III


Item 10.  Directors and Executive Officers of the Registrant.

         Reference is made to the information set forth in the definitive Proxy Statement relating to the 1997 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission within 120 days after December 31, 1997) (the "Proxy Statement"), under the caption "Directors and Executive Officers".

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

Item 13.  Certain Relationships and Related Transactions.

         None.

                                     PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)  Documents filed as part of this report:                                Page

1. Financial Statements:

Report of Independent Accountants                                             20
Consolidated Balance Sheets as of December 31, 1997, and 1996                 21
Consolidated Statements of Income for the years ended December 31, 1997
1996 and 1994                                                                 22
Consolidated Statements of Changes in Stockholders' Equity for the
years ended December 31, 1997, 1996 and 1995
                                                                              23
Consolidated Statements of Cash Flows for the years ended
December 31, 1997, 1996 and 1995                                              24
Notes to Consolidated Financial Statements                                    25

2. Financial Statement Schedule. See "Independent Auditors Report and
Schedule II - Valuation and Qualifying Accounts" included on pages 36 and 37. All other schedules have been omitted since the information is not required to be presented, or because the information required is included in the consolidated financial statements or notes thereto.

(b) Reports on Form 8-K:

Report on Form 8-K was filed on November 14, 1997. The report contains the asset purchase agreement between the Company and Andrew Corporation and a Common Stock Warrant both dated October 30,1997.

(c) Exhibit Number         Description                                      Page

   3.1 Restated Certificate of Incorporation of the Company (1)
   3.5 Amended and Restated By-Laws of the Company
  10.1 1986 Executive Incentive Stock Option Plan (1)
  10.2 Amended and Restated 1995 Incentive Stock Option Plan of the Company (1)
  10.3 1996 Employee Stock Purchase Plan (1)
  10.5 Credit Agreement dated September 8, 1993 between the Company and
       Fleet National Bank (1)
  10.6 $500,000 Revolving Credit Note dated September 8,1993 between the Company and Fleet National Bank (1)
  10.7 Security Agreement dated September 8, 1993 between the Company and
       Fleet National Bank (1)
  10.8 Modification to Security Agreement dated May 30, 1994 between the Company and Fleet National Bank (1)
  10.9 Second Modification to Credit Agreement and Revolving Credit Note dated May 30, 1994 between the Company and Fleet National Bank (1)

Exhibit No.            Description                                          Page

 10.10 Second Modification to Security Agreement dated March 17, 1995 between the Company and Fleet National Bank (1)
 10.11 Third Modification to Credit Agreement and Revolving Credit Note dated March 17, 1995 between the Company and Fleet National Bank (1)
 10.12 Third Modification to Security Agreement dated December 12, 1995 between the Company and Fleet National Bank (1)
 10.13 Fourth Modification to Credit Agreement and Revolving Credit Note dated December 12, 1995 between the Company and Fleet National Bank (1)
 10.14 Lease dated February 27, 1989 between the Company and Middletown Technology Associates IV (1)
 10.17 Registration Rights Agreement dated May 20, 1986 by and among the
       Company and certain stockholders of the Company (1)
 10.18 Amendment to Registration Rights Agreement dated
       January 25, 1988, by and among the Company, Fleet
       Venture Resources, Inc., and Fleet Venture Partners I
       and certain stockholders of the Company (1)
 10.19 Amendment to Registration Rights Agreement dated
       October 25, 1988 by and among the Company and certain
       stockholders of the Company (1)
 10.20 Amendment to Registration Rights Agreement dated July 21, 1989 by and among the Company and certain stockholders of the Company (1)
 10.21 Third Amendment to Registration Rights Agreement
       dated November 3, 1989 by and among the Company and
       certain stockholders of the Company (1)
 10.28 Technology License Agreement dated December 22, 1992 between the
       Company and Etak, Inc. (1)
 10.29 Agreement dated September 28, 1995 between the Company and Thomson Consumer Electronics, Inc. (1)
 10.30 Agreement dated September 28, 1995 between the Company and Thomson Consumer Electronics, Inc. (1)
 10.31 Agreement regarding Technology Affiliates Program between Jet
       Propulsion Laboratory and the Company (1)
 10.32 Purchase and Sale Agreement dated March 18, 1996, 50 Enterprise Center, Middletown, Rhode Island between the Company and SKW Real Estate
       Limited Partnership (2)
 10.33 Fifth Modification to Credit Agreement and Revolving Note dated
       August 8, 1996 between the Company and Fleet National Bank
 10.34 Andrew Corporation Asset Purchase and Warrant Agreement (3)
 11.1  Computation of Earnings per Share (2)                                  38
 21.1  List of Subsidiaries of the Company (1)
 23.1  Consent of KPMG Peat Marwick LLP                                       39
 27.1  Financial Data Schedule                                                40

(1) Incorporated by Reference to Exhibit Index on Form S-1 filed with the Securities and Exchange Commission dated March 28, 1996, Registration No. 333-01258.
(2)      Filed by paper with the Securities and Exchange Commission..
(3) Incorporated by reference to Exhibits 1 & 2 on Form 8-K filed with the Securities and Exchange Commission dated November 14, 1997.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934 the registrant has the duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       KVH Industries, Inc.


DATE: March 25, 1998                   By:  /s/  Martin A. Kits van Heyningen
                                                ------------------------------
                                                 Martin A. Kits van Heyningen
                                                 President

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

         Signature                      Title                         Date


/s/ Martin A. Kits van Heyningen    President
     Martin A. Kits van Heyningen  (Chief Executive Officer)      March 25, 1998

/s/ Richard C. Forsyth              Chief Financial Officer
     Richard C. Forsyth             (Principal Financial and      March 25, 1998
                                        Accounting Officer)

/s/ Arent H. Kits van Heyningen     Chairman of the Board         March 25, 1998
     Arent H. Kits van Heyningen

/s/ Robert W. B. Kits van Heyningen Director                      March 25, 1998
     Robert W. B. Kits van Heyningen

/s/ Stanley K. Honey                Director                      March 25, 1998
     Stanley K. Honey

/s/ James A. Saalfield              Director                      March 25, 1998
     James A. Saalfield

/s/  Werner Trattner                Director                      March 25, 1998
      Werner Trattner

                          INDEPENDENT AUDITORS' REPORT



Board of Directors and Stockholders
KVH Industries, Inc. and Subsidiary:


We have audited the accompanying consolidated balance sheets of KVH Industries, Inc. and subsidiary as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of KVH Industries, Inc. and subsidiary at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.




/s/  KPMG Peat Marwick LLP

Providence, Rhode Island
February 3, 1998




                       KVH INDUSTRIES, INC. AND SUBSIDIARY

                           Consolidated Balance Sheets

                           December 31, 1997 and 1996

          Assets (note 5)                                                                    1997             1996
          ---------------                                                                    ----             ----

Current assets:
   Cash and cash equivalents                                                            $   4,757,614         7,005,682
   Accounts receivable, less allowance for doubtful accounts
     of $73,909 in 1997 and $49,955 in 1996 (note 11)                                       4,338,992         6,130,567
   Contract receivables                                                                       156,777            29,226
   Costs and estimated earnings in excess of billings
     on uncompleted contracts                                                                 406,014           835,720
   Inventories (note 3)                                                                     4,751,792         3,242,270
   Prepaid expenses and other deposits                                                        222,015           179,705
   Deferred income taxes (note 9)                                                             387,567           134,552
                                                                                         ------------      ------------
          Total current assets                                                             15,020,771        17,557,722
                                                                                           ----------        ----------

Property and equipment, net (note 4)                                                        5,974,635         3,881,088
Other assets, less accumulated amortization of
   $194,837 in 1997 and $168,859 in 1996                                                      731,000            25,978
Deferred income taxes (note 9)                                                                 78,535            88,862
                                                                                        -------------     -------------

                                                                                         $ 21,804,941        21,553,650
                                                                                           ==========        ==========

     Liabilities and Stockholders' Equity

Current liabilities:
   Current installments of obligations under capital leases (note 6)                            7,278            57,676
   Accounts payable                                                                         1,618,295         1,031,309
   Accrued expenses (note 7)                                                                  960,488         1,371,193
   Customer deposits (note 11)                                                                 25,068         2,527,500
                                                                                        -------------       -----------
          Total current liabilities                                                         2,611,129         4,987,678

Obligations under capital leases, excluding current installments (note 6)                          -              3,341
                                                                                               ------       -----------

          Total liabilities                                                                 2,611,129         4,991,019
                                                                                          -----------       -----------

Stockholders' equity (note 8):
   Preferred stock, $.01 par value.  Authorized 1,440,390 shares;
     none issued.                                                                                  -                 -
   Common stock, $.01 par value.  Authorized 7,490,582 shares;
     issued 7,086,046 shares in 1997 and 6,993,246 in 1996                                     70,860            69,932
   Additional paid-in capital                                                              15,298,558        14,884,806
   Retained earnings                                                                        3,824,394         1,607,893
                                                                                          -----------       -----------

          Total stockholders' equity                                                       19,193,812        16,562,631
                                                                                           ----------        ----------

Commitment and other information (notes 6 and 10)
                                                                                         $ 21,804,941        21,553,650
                                                                                           ==========        ==========

See accompanying notes to consolidated financial statements.




                       KVH INDUSTRIES, INC. AND SUBSIDIARY

                        Consolidated Statements of Income

                  Years ended December 31, 1997, 1996 and 1995



                                                                           1997              1996             1995
                                                                           ----              ----             ----

Net sales (note 11)                                                     $ 25,570,347       25,687,495        14,150,147
Cost of goods sold                                                        14,085,463       14,607,584         8,446,728
                                                                          ----------       ----------         ---------

           Gross profit                                                   11,484,884       11,079,911         5,703,419

Operating expenses:
   Research and development                                                3,175,181        2,430,755         1,278,841
   Sales and marketing                                                     3,738,605        3,039,483         2,494,071
   General and administrative                                              1,895,031        1,624,270         1,058,073
                                                                         -----------      -----------       -----------

           Operating profit                                                2,676,067        3,985,403           872,434

Other deductions (income):
   Interest income                                                          (336,157)        (293,494)          (23,761)
   Interest expense                                                            8,893           15,938            51,507
   Other expense (income)                                                    (95,083)          14,303            20,385
   Loss (gain) on foreign currency translation                              (138,272)          50,087            (4,300)
                                                                        ------------    -------------    --------------

           Income before income tax expense (benefit)                      3,236,686        4,198,569           828,603

Income tax expense (benefit) (note 9)                                      1,020,185        1,742,538          (364,995)
                                                                         -----------      -----------      ------------

           Net income                                                  $   2,216,501        2,456,031         1,193,598
                                                                         ===========      ===========       ===========

Per share information (notes 8 and 13):
   Net  income per common share - basic                             $          0.31              0.39             0.25
                                                                     ===============   ==============    =============
   Net income per common share - diluted                            $          0.30              0.35             0.21
                                                                     ==============    ===============   =============

Weighted average number of shares outstanding:
   Basic                                                                   7,049,125        6,370,272         4,862,450
                                                                         ===========      ===========       ===========
   Diluted                                                                 7,497,695        7,055,309         5,710,177
                                                                         ===========      ===========       ===========


See accompanying notes to consolidated financial statements.




                       KVH INDUSTRIES, INC. AND SUBSIDIARY

                 Consolidated Statements of Stockholders' Equity

                  Years ended December 31, 1997, 1996 and 1995



                                                                            Additional        Retained            Total
                                                Preferred     Common          Paid-in         Earnings        Stockholders'
                                                  Stock        Stock          Capital         (Deficit)          Equity

Balances at December 31, 1994                  $ 12,982        16,006        4,463,941        (2,041,736)       2,451,193

Net income                                           -             -                -          1,193,598        1,193,598

Stock option transaction                             -            154            9,104                -             9,258
                                                    ---      --------   --------------               ---   --------------

Balances at December 31, 1995                    12,982        16,160        4,473,045          (848,138)       3,654,049

Net income                                           -             -                -          2,456,031        2,456,031

Exercise of stock options and
  warrants                                           -          3,274          457,203                -           460,477

Initial public offering of common stock, net
  of issuance costs of $1,736,555 (note 8)           -         18,000        9,945,445                -         9,963,445

Conversion of 1,298,182 shares of preferred
  stock to 3,245,500 shares of common stock     (12,982)       32,455          (19,473)               -                -

Issuance of common stock under
  benefit plans                                      -             43           28,586                -            28,629
                                                    ---     ---------    -------------               ---    -------------

Balances at December 31, 1996                        -         69,932       14,884,806         1,607,893       16,562,631

Net income                                           -             -                -          2,216,501        2,216,501

Issuance of common stock under
   benefit plan                                      -            127           67,404                -            67,531

Exercise of stock options                            -            801          151,913                -           152,714

Issuance of warrants (notes 2 and 8)                 -             -           194,435                -           194,435
                                                    ---           ---     ------------               ---     ------------

Balances at December 31, 1997                     $  -         70,860       15,298,558         3,824,394       19,193,812
                                                    ===        ======     ============         =========       ==========


See accompanying notes to consolidated financial statements.




                       KVH INDUSTRIES, INC. AND SUBSIDIARY

                      Consolidated Statements of Cash Flows

                  Years ended December 31, 1997, 1996 and 1995



                                                                            1997              1996              1995
                                                                            ----              ----              ----
Cash flows from operating activities:
   Net income                                                            $ 2,216,501        2,456,031         1,193,598
   Adjustments to reconcile net income to net cash provided by
    (used in) operating activities:
   Depreciation and amortization                                             797,761          285,049           143,080
   Provision for doubtful accounts                                               284          (45,000)           39,816
   Provision for deferred taxes                                             (242,688)         315,381          (376,395)
   Decrease (increase) in accounts and contract receivables                1,827,202       (2,932,821)       (2,220,826)
   Decrease (increase) in costs and estimated earnings in excess
     of billings on uncompleted contracts                                    429,706           80,474           (53,698)
   Increase in inventories                                                  (649,213)      (1,489,098)         (819,657)
   Increase in prepaid expenses and other deposits                           (42,310)         (23,030)          (84,253)
   Increase in accounts payable                                              586,986           72,802           551,586
   (Decrease) increase in accrued expenses                                  (554,922)       1,035,297           162,819
   (Decrease) increase in customer deposits                               (2,502,432)        (342,095)        2,835,600
                                                                           ---------     ------------         ---------

          Net cash provided by (used in) operating activities              1,866,875         (587,010)        1,371,670
                                                                           ---------     ------------         ---------

Cash flows from investing activities:
  Acquisition (note 2)                                                    (1,946,026)              -                 -
  Capital expenditures                                                    (2,335,423)      (3,703,327)         (210,801)
                                                                           ---------      -----------        ----------

          Net cash used in investing activities                           (4,281,449)      (3,703,327)         (210,801)
                                                                           ---------      -----------        ----------

Cash flows from financing activities:
   Repayments on note payable to bank                                             -                -           (455,278)
   Repayments of obligations under capital lease                             (53,739)         (52,209)          (10,610)
   Stock option and benefit plan transactions                                220,245          489,106             9,258
   Proceeds from initial public offering (note 8)                                 -         9,963,445                -
                                                                                 ---      -----------               --

          Net cash provided by (used in) financing activities                166,506       10,400,342          (456,630)
                                                                          ----------       ----------        ----------

Net increase (decrease) in cash and cash equivalents                      (2,248,068)       6,110,005           704,239

Cash and cash equivalents at beginning of year                             7,005,682          895,677           191,438
                                                                           ---------     ------------        ----------

Cash and cash equivalents at end of year                                $  4,757,614        7,005,682           895,677
                                                                           =========      ===========        ==========

Supplemental disclosure of cash flow information:
   Cash paid during the year for interest                            $         8,589           15,938            51,507
                                                                        ============    =============       ===========

   Cash paid during the year for income taxes                           $  1,872,049           20,250               250
                                                                           =========    =============     =============


See accompanying notes to consolidated financial statements.

                       KVH INDUSTRIES, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                        December 31, 1997, 1996 and 1995



(1) Summary of Significant Accounting Policies
   (a) Description of Business
     KVH Industries, Inc. (the "Company") develops, manufactures and markets proprietary fiber optic, autocalibration and sensor technologies to produce navigation and mobile satellite communications systems for commercial, military and marine applications.

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

   (g) Other Assets
     Other assets consist of patents, capitalized costs of workforce resulting from an acquisition and the organization costs incurred to KVH Europe. These costs are being amortized on a straight-line basis over period ranging from five year to twelve years. The Company continually reviews intangible assets to assess recoverability from estimated future results of operations and estimated future cash flows.

                       KVH INDUSTRIES, INC. AND SUBSIDIARY

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

   (j) Research and Development
     Expenditures  for  research  and  development,   including  customer-funded
       research and development, are expensed in the year incurred. Revenue from customer-funded research and development is included in net sales, and the related product development costs are included in cost of goods sold. Revenues from customer-funded research and development totaled approximately $957,000, $1,050,000 and $3,200,000, respectively, in 1997,
       1996 and 1995, and related costs included in cost of goods sold totaled approximately $630,000, $869,000 and $2,445,000 in such years, respectively.

   (k)  Foreign Currency Transaction
     The  financial   statements  of  the  Company's   foreign   subsidiary  are
       re-measured into the United States dollar functional currency for consolidation and reporting purposes. Current rates of exchange are used to re-measure monetary assets and liabilities and historical rates of exchange are used for nonmonetary assets and related elements of expense. Revenue and other expense elements are re-measured at rates, which approximate the rates in effect on the transaction dates. Gains and losses resulting from this re-measurement process are recognized currently in the consolidated statements of income.

   (l)  Stock Option Plan
     Prior to January 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted SFAS No. 123, Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

                       KVH INDUSTRIES, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements


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

(n)Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of The Company adopted the provisions of SFAS No. 121, Accounting for the
     Impairment of Long-Lived Assets and for Long-Lived to be Disposed of, on January 1, 1996. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of this Statement did not have a material impact on the Company's financial position, results of operations, or liquidity.

(o)  Net Income per Common Share
   During 1997 the Company adopted the provisions of SFAS No. 128,  Earnings Per
     Share. Under the provisions of SFAS 128, basic earnings per share replaces primary earnings per share and the dilutive effect of stock options and warrants are excluded from the calculation. Fully diluted earnings per share are replaced by diluted earnings per share and include the dilutive effect of stock options and warrants, using the treasury stock method. All prior period earnings per share data have been restated to conform to the requirements of SFAS 128.

    Areconciliation of the weighted average number of shares outstanding used in the computation of the basic and diluted earnings per share for the three years ended December 31, 1997 is as follows:

                                            1997          1996           1995
                                            ----          ----           ----
     Weighted average shares (basic)      7,049,125    6,370,272       4,862,450
     Effect of dilutive stock options       448,570       685,037        847,727
                                            -------       -------        -------
      Weighted average shares (diluted)   7,497,695    7,055,309       5,710,177
                                          =========    =========       =========

   The net income used in the calculation for basic and diluted earnings per share calculations agrees with the net income appearing in the financial statements.

(p) Fair Value of Financial Instruments
   The carrying amounts of accounts receivable, contracts receivable, costs and estimated earnings in excess of billings on uncompleted contracts, accounts payable, accrued expenses and obligations under capital leases approximate fair value due to the short maturity of these instruments.

(2) Acquisition
   OnOctober 30, 1997 the Company purchased certain operating assets and assumed certain liabilities of the Sensor Products Group of the Andrew Corporation for approximately $1.9 million of cash (including acquisition costs) and warrants to purchase the Company's common stock, valued at approximately $194,000. The assets acquired will provide the Company with the ability to produce fiber optic rate sensors that will advance the Company's existing product performance accuracy and range of operation. The acquisition has been accounted for as a purchase. The allocation of the purchase price resulted in intangibles, primarily patents and workforce, of approximately $731,000 which are being amortized on a straight-line basis over periods of 5 - 12 years.

                       KVH INDUSTRIES, INC. AND SUBSIDIARY

(3)   Inventories

   Inventories at December 31, 1997 and 1996 consist of the following:
                                 1997               1996
                             ----------          ----------

Raw materials                $3,242,580           1,887,634
Work in process                 356,211             714,346
Finished goods                1,153,001             640,290
                             ----------          ----------

                             $4,751,792           3,242,270
                             ==========          ==========

     Project inventories totaling $39,408 and $385,748, respectively, in 1997 and 1996 have been offset against related progress payments and included as a component of costs and estimated earnings in excess of billings on uncompleted contracts.

(4)  Property and Equipment
   Property and equipment, net, at December 31, 1997 and 1996 consist of the following:

                                                    1997           1996
                                                 ----------     ----------

  Land                                           $  806,774        806,774
  Building and improvements                       3,181,986      1,801,062
  Leasehold improvements                               --           39,543
  Machinery and equipment                         1,838,603      1,667,618
  Office and computer equipment                   2,455,057      1,155,750
  Motor vehicles                                     92,348         68,949
                                                 ----------     ----------

                                                  8,374,768      5,539,696

Less accumulated depreciation                     2,400,133      1,658,608
                                                 ----------     ----------

                                                 $5,974,635      3,881,088
                                                 ==========     ==========

Depreciation for the years ended December 31, 1997, 1996 and 1995 amounted to $771,783, $246,081 and $104,113, respectively.

                       KVH INDUSTRIES, INC. AND SUBSIDIARY

              Notes to Consolidated Financial Statements, Continued



(5)  Notes Payable to Bank
   OnAugust 10,  1993,  the Company  entered  into a Secured  Revolving  Line of
     Credit Agreement (the "Revolving Credit Agreement") with Fleet National Bank which, as amended through August 8, 1996, provides for borrowings from time to time of up to $2,500,000 at the bank's prime rate plus 1.25%. Borrowings are payable upon demand by the bank or the expiration of the Revolving Credit Agreement, which expires June 30, 1998. Borrowings are secured by substantially all of the assets of the Company, except for land, building and improvements. As of December 31, 1997 and 1996, the Company had no borrowings outstanding. The Revolving Credit Agreement includes financial and other restrictive covenants relating to the maintenance of or attainment of certain financial criteria and prohibits the Company from paying cash dividends. The company is in compliance with all covenants related to the loan agreement.

(6) Leases
   The Company has certain capital and operating leases for facilities, automobiles, and various equipment. The following is a summary of future minimum payments under capital leases and under operating leases that have initial or remaining noncancelable lease terms in excess of one year at December 31, 1997:

                                                    Capitalized        Operating
     Year ending December 31                           Leases            Leases

          1998                                        $ 7,284           105,680
          1999                                             -             58,500
                                                          ---          --------

          Total minimum lease payments                  7,284           164,180
                                                                        =======

     Imputed interest                                      (6)

     Present value of minimum capital lease payment   $ 7,278
                                                       =======

   Total rent  expense  incurred  under  operating  leases  for the years  ended
     December  31,  1997,  1996 and 1995  amounted  to,  $433,908,  $435,124 and
     $412,085, respectively. In 1997 the Company reduced the amount of square feet under a facility lease from 30,000 to 6,000. The Company paid $210,000 in the fourth quarter of 1997 to modify the lease agreement. As a consequence of reducing the leased square footage the Company's lease liability decreases to $78,000 and $56,000 in 1998 and 1999 respectively.

(7) Accrued Expenses
   Accrued expenses for the period ended December 31, 1997 and 1996 consist of the following:

                                                        1997              1996
                                                        ----              ----

     Accrued payroll, bonus and other
      related expenses payable                       $ 709,544           529,471
     Federal income tax payable                             -            478,567
     State income tax payable                           57,601           180,148
     Professional fees                                 162,133           106,776
     Other                                              31,210            76,231
                                                      --------         ---------

                                                     $ 960,488         1,371,193
                                                       =======         =========

                       KVH INDUSTRIES, INC. AND SUBSIDIARY

              Notes to Consolidated Financial Statements, Continued





(8) Stockholders Equity
   (a)  Sale of Common Stock
     OnMarch 28, 1996, the Company's registration statement for an initial public offering of common stock was declared effective. An aggregate of 1,800,000 shares of common stock were issued by the Company on April 8, 1996 at an initial public offering of $6.50 per share that resulted in approximately $9.9 million in net proceeds.

   (b) Employee's Stock Options and Warrants
     The Company  has a 1986  Executive  Incentive  Stock  Option  Plan,  a 1995
       Incentive Stock Option Plan, and a 1996 Incentive and Non-Qualified Stock Option Plan (the "Plans").

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

     The per share  weighted-average  fair value of stock options granted during
       1997, 1996 and 1995 was $4.12, $1.80 and $0.28 on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: 1997 - expected dividend yield 0%, risk-free interest rate 5.36%, expected volatility of 82.71% and expected life of 2.56 - 3 years; 1996 - expected dividend yield 0%, risk-free interest rate of 6.4%, expected volatility rate of 3% and an expected life of 4 years; 1995 expected dividend yield 0%, risk-free interest rate of 6.1%, expected volatility rate of 3% and an expected life of 2 years.

     The Company  applies APB Opinion  No. 25 in  accounting  for its Plans and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income would have been reduced to the pro forma amounts indicated below:

                                             1997            1996        1995
                                             ----            ----        ----

   Net income             As reported    $ 2,216,501     2,456,031     1,193,598
                          Pro forma        1,942,467     2,109,142     1,143,211

   Net income per common  As reported         $ 0.30          0.35          0.21
          share-diluted   Pro forma           $ 0.26          0.30          0.20

     Pro forma net income  reflects only options granted in 1997, 1996 and 1995.
       Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options' vesting period of 4 years and compensation cost for options granted prior to January 1, 1995, is not considered.


       (Continued)

                       KVH INDUSTRIES, INC. AND SUBSIDIARY

              Notes to Consolidated Financial Statements, Continued





    At December 31, 1997, warrants, issued in conjunction with an acquisition of the Sensor Products Group of the Andrew Corporation (note 2), to purchase 50,000 common shares were outstanding. Each warrant allows the holder thereof to acquire one share of common stock for a purchase price of $8.00. The warrants are exercisable from October 30,1997 through October 30, 2002.

     The changes in outstanding employee stock options for the three years ended
       December 31, 1997, 1996 and 1995 is as follows:

                                                                                   Number of           Weighted-Average
                                                                                    Shares              Exercise Price

     Outstanding at December 31, 1994                                                 469,884               $  0.60
       Granted                                                                        796,425                  1.22
       Exercised                                                                      (15,430)                 0.60
       Forfeited                                                                           -                     -
       Expired and canceled                                                          (185,740)                 1.60
                                                                                   ----------                  ----

     Outstanding at December 31, 1995                                               1,065,139                  1.11
       Granted                                                                        362,000                  7.91
       Exercised                                                                     (327,400)                 0.75
       Forfeited                                                                      (66,080)                 0.60
       Expired and canceled                                                           (12,332)                 5.72
                                                                                  -----------                  ----

     Outstanding at December 31, 1996                                               1,021,327                  3.83
       Granted                                                                         66,250                  7.13
       Exercised                                                                      (86,728)                 0.76
       Forfeited                                                                           -                     -
       Expired and canceled                                                           (70,446)                 5.93
                                                                                  -----------                  ----

     Outstanding at December 31, 1997                                                 930,403                $ 4.28
                                                                                   ==========                  ====

     The following table summarizes information about employee stock options at December 31, 1997:

                                                                                     Number
                                 Number           Average          Weighted-       Exercisable        Weighted-
           Range of            Outstanding       Remaining          Average           As of            Average
           Exercise Prices      12/31/97           Life         Exercise Price      12/31/97       Exercise Price

       $0.60 - $0.60             116,165           2.53            $0.60               95,962           $0.60
       $1.70 - $1.70             400,000           2.82            $1.70              306,250           $1.70
       $5.50 - $7.98             174,238           4.05            $7.17               96,364           $7.03
       $8.00 - $9.13             240,000           3.49            $8.26              148,000           $8.42
                                 -------                                              -------

       $0.60 - $9.13             930,403           3.19            $4.28              646,576           $3.87
                                 =======                                              =======


(Continued)

                       KVH INDUSTRIES, INC. AND SUBSIDIARY

              Notes to Consolidated Financial Statements, Continued





     AtDecember 31, 1997, 1996 and 1995 the number of options exercisable was 646,576, 983,828 and 889,049, respectively and the weighted average exercise price of those options was $3.87, $3.83 and $1.11 respectively.

   (c) Employee's Stock Purchase Plan
     The Employee Stock Purchase Plan (the "ESPP") covers substantially all employees in the United States and Denmark. The ESPP allows eligible employees the right to purchase common stock on a semi-annual basis at the lower of 85% of the market price at the beginning or end of each six-month offering period. During 1997 and 1996, 12,700 and 4,351 shares, respectively, were issued under this plan. As of December 31, 1997, 132,949 shares were reserved for future issuance under the plan.

(9) Income Taxes
   Income tax expense (benefit) for the years ended December 31, 1997, 1996 and 1995 are presented below.

                              Current              Deferred             Total
                             -----------         -----------         -----------
  1997:
  Federal                    $ 1,037,954            (212,586)            825,368
  State                          157,997             (30,102)            127,895
  Foreign                         66,922                --                66,922
                             -----------         -----------         -----------

                             $ 1,262,873            (242,688)          1,020,185
                             ===========         ===========         ===========
1996:
  Federal                    $ 1,062,392             246,986           1,309,378
  State                          285,148              68,395             353,543
  Foreign                         79,617                --                79,617
                             -----------         -----------         -----------

                             $ 1,427,157             315,381           1,742,538
                             ===========         ===========         ===========
1995:
  Federal                    $    11,400            (293,253)          (281,853)
  State                             --               (83,142)           (83,142)
  Foreign                           --                  --                 --
                             -----------         -----------         -----------

                             $    11,400            (376,395)          (364,995)
                             ===========         ===========         ===========


     (Continued)

                       KVH INDUSTRIES, INC. AND SUBSIDIARY

              Notes to Consolidated Financial Statements, Continued





   The actual tax benefit differs from the "expected" tax expense computed by applying the U.S. Federal corporate tax rate of 34% to income before income taxes as follows:

                                                                             1997             1996              1995
                                                                             ----             ----              ----

     Computed "expected" tax expense                                     $ 1,100,473        1,427,513           281,725
     Increase (decrease) in income taxes resulting from:
       Change in beginning of the year balance of the
         valuation allowance for deferred tax assets
         allocated to income tax expense                                          -                -           (661,854)
       Non-deductible expenses                                                26,262           25,025                -
       Utilization of tax credits                                           (215,411)              -                 -
       State income tax expense, net of Federal
         income tax benefit                                                   84,411          233,674            12,562
       Other                                                                  24,450           56,326             2,572
                                                                         -----------       ----------         ---------

           Net income tax expense (benefit)                              $ 1,020,185        1,742,538          (364,995)
                                                                           =========        =========           =======

   The tax effects of temporary differences that give rise to significant portions of deferred tax assets at December 31, 1997 and 1996 are as follows:

                                                                                               1997               1996
                                                                                               ----               ----

     Accounts receivable, due to allowance for doubtful accounts                          $    24,126            25,672
     Inventories, due to valuation reserve                                                    204,451            42,197
     Inventories, due to differences in costing for tax purposes                                4,334             3,050
     Inventories, due to unrealized gain                                                      130,416            42,627
     Property, plant and equipment, due to differences in depreciation                          5,812            25,841
     Accrued warranty costs                                                                    96,963            84,027
                                                                                             --------          --------

       Deferred tax asset                                                                   $ 466,102           223,414
                                                                                              =======           =======

   The recognition of the deferred tax asset of $466,102 is supported by the Company's expectation that it will have future taxable income in 1998 and beyond in order to realize the benefit of these future tax deductions.

(10) 401(k) Profit Sharing Plan
   The Company has a 401(k) Profit Sharing Plan (the Plan) for all eligible employees. All employees with a minimum of one year of service who have attained age 21 are eligible to participate. Participants can contribute up to 15% of total compensation, subject to the annual IRS dollar limitation. Participants become fully vested in Company contributions after 7 years of continuous service. Company contributions to the plan are discretionary. During 1997, 1996 and 1995, the Company did not make any contributions to the Plan.

(Continued)

                       KVH INDUSTRIES, INC. AND SUBSIDIARY

              Notes to Consolidated Financial Statements, Continued





(11) Business and Credit Concentrations
   InSeptember 1995 the Company entered into an agreement with AMSC for the design and manufacture of mobile satellite telephone systems for use at sea. The agreement provides for AMSC to purchase 5,000 systems, for a total contract value of $10.2 million. The Company received an advance from AMSC totaling $2.5 million to be applied to the purchase price of the last of the systems covered by the agreement. The Company shipped approximately 70% of the order in 1996 and the remainder in 1997.

   The Company derives a substantial portion of its revenues from the armed forces of the United States and foreign governments. The Company estimates that approximately 52%, 37% and 52%, of the Company's revenues were derived from United States and foreign military and defense related sources in fiscal 1997, 1996 and 1995, respectively. Changes in procurement priorities or significant reductions or delays in procurement of the Company's products by the United States or any foreign government could have a material adverse effect on the Company's business, financial condition and results of operation. A significant portion of the Company's revenues are also derived from customers outside the U.S. Revenues from foreign customers accounted for 31%, 42% and 51% of total revenues in fiscal 1997, 1996, 1995, respectively.

   Historically, a significant portion of the Company's sales in any particular period has been attributable to sales to a limited number of customers. Sales to AMSC accounted for approximately 12% and 27% of net sales in 1997 and 1996 respectively. Sales to the United States Army Tank and Automotive Command accounted for approximately 28% of net sales in 1997. Sales to the Government of Sweden accounted for approximately 13% and 14% of the Company's net sales in 1997 and 1996 respectively. Sales to General Motors Corporation of Canada accounted for approximately 14% and 13%, of the Company's net sales in 1996 and 1995 respectively.

(12) Segment Reporting
   (a) Geographic Information
     The Company's operations are located in the United States and Europe. Inter-region sales are not significant to total revenue of any geographic region. Information about the Company's operations in different geographic regions for each of the three-year periods ended December 31, 1997, 1996 and 1995 is as follows:

                                                                            1997              1996              1995
                                                                            ----              ----              ----
     Net revenues:
       United States                                                    $ 23,258,557       23,809,807        12,609,029
       Europe                                                              2,311,790        1,877,688         1,541,118
                                                                           ---------      -----------       -----------

                                                                        $ 25,570,347       25,687,495        14,150,147
                                                                          ==========       ==========        ==========

     Operating profit:
       United States                                                   $   2,612,003        3,790,663           720,669
       Europe                                                                 64,064          194,740           151,765
                                                                       -------------       ----------        ----------

                                                                       $   2,676,067        3,985,403           872,434
                                                                         ===========        =========        ==========


     (Continued)

                       KVH INDUSTRIES, INC. AND SUBSIDIARY

              Notes to Consolidated Financial Statements, Continued





                                                                            1997              1996              1995
                                                                            ----              ----              ----
     Identifiable assets:
       United States                                                    $ 21,003,039       20,941,403         7,267,604
       Europe                                                                801,902          612,247           663,669
                                                                        ------------     ------------        ----------

                                                                        $ 21,804,941       21,553,650         7,931,273
                                                                          ==========       ==========         =========

   (b) Export Sale Information
     Export sales from the Company's United States operations to unaffiliated customers, located primarily in Europe and Canada, totaled, $7,813,138, $9,051,291 and $5,712,658, respectively, in 1997, 1996 and 1995.

(13) Selected Quarterly Financial Results (Unaudited) Financial information for interim periods was as follows:

                                                           First          Second             Third           Fourth
     1997                                                 Quarter         Quarter           Quarter          Quarter
     -----                                                -------         -------           -------          -------
     Net sales                                         $ 5,916,329         5,770,505        7,025,976        6,857,537
     Gross profit                                        2,737,300         2,519,762        3,546,897        2,680,925
     Net income                                            603,989           402,167        1,018,799          191,546
     Earnings per share (a):
       Basic                                       $         0.09              0.06             0.14              0.03
                                                     ============      ============     ============        ==========
       Diluted                                               0.08              0.05             0.14              0.03
                                                      ===========      ============     ============        ==========

     1996
     Net sales                                         $ 4,780,659         5,113,602        7,147,270        8,645,964
     Gross profit                                        2,088,270         2,284,354        2,918,469        3,788,818
     Net income                                            187,568           320,099          920,513        1,027,851
     Earnings per share (a):
       Basic                                       $         0.04              0.05             0.13              0.15
                                                     ============      ============     ============      ============
       Diluted                                     $         0.03              0.04             0.12              0.14
                                                     ============      ============     ============      ============


     1995
     Net sales                                         $ 2,767,878         3,080,851        3,278,670         5,022,748
     Gross profit                                        1,230,492         1,188,118        1,353,736         1,931,073
     Net income                                            351,084           210,313          174,670           457,531
     Earnings per share (a):
       Basic                                        $        0.07              0.04             0.04              0.09
                                                      ===========      ============     ============      ============
       Diluted                                      $        0.06              0.04             0.03              0.08
                                                      ===========      ============     ============      ============

(a) Earnings per share are computed independently for each of the quarters. Therefore, the earnings per share for the four quarters may not equal the annual earnings per share data.

                          INDEPENDENT AUDITORS' REPORT


       The Board of Directors and Shareholders
       KVH Industries, Inc. and Subsidiary:

       Under the date of February 3, 1998, we reported on the consolidated balance sheets of KVH Industries, Inc., and subsidiary as of December 31, 1997 and December 31, 1996 and the related consolidated statements of income, stockholders' equity, and cash flows for each of the fiscal years in the three-year period ended December 31, 1997, as contained in the 1997 annual report on Form 10-K for the year 1997. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule listed in Item 14(a)(2). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

       In our opinion, such financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


       /s/ KPMG Peat Marwick LLP

       Providence, Rhode Island
       February 3, 1998

         Schedule II

                              KVH Industries, Inc.

                        Valuation and Qualifying Accounts





                                        Balance at      Additions
                                      Beginning of     Charged to      Deductions    Balance at
                  Description             Year           Cost or     from Reserve   End of Year
                                     Expense
           ---------------------------------------------------------------------------------------
                                              (in thousands)
           Deducted from accounts
           receivable for doubtful
           accounts
                     1997                  50              24              -             74
                     1996                  95               -            (45)            50
                     1995                  55              40              -             95


           Deducted from inventory
           for estimated obsolescence
                     1997                  105             556           (150)          511
                     1996                  60              60            (15)           105
                     1995                  54               6              -             60