Form 10-Q
period 1998-03-31
KVH INDUSTRIES INC \DE\
filed 1998-04-28
CIK 1007587

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended March 31, 1998

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

                   50 Enterprise Center, Middletown, RI. 02842
                    (Address of principal executive offices)


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

     Date                      Class                            Outstanding
shares

April 17, 1998    Common Stock, par value $0.01 per, share        7,093,648

                       KVH INDUSTRIES, INC. AND SUBSIDIARY
                                      INDEX

                                                                        Page No.
PART I.   FINANCIAL INFORMATION

         ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                  Consolidated Balance Sheets as of  March 31, 1998 and
                  December 31, 1997                                           3

                  Consolidated Statements of  Income for the
                  three months ended March 31, 1998 and  1997                 4

                  Consolidated Statements of Cash Flows for the
                  three months ended March 31, 1998 and  1997                 5

                  Notes to Consolidated Financial Statements                  6


         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS               7

PART II. OTHER INFORMATION                                                    9

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                      9

SIGNATURES                                                                    9

Part I. Financial Information

Item 1.  Financial Statements.

                      KVH INDUSTRIES, INC. AND SUBSIDIARY
                    PRELIMINARY CONSOLIDATED BALANCE SHEET

                                              March 31, 1998     December 31,
                                                (Unaudited)     1997 (Audited)
                                            ------------------------------------
Assets:

Current assets:
Cash and cash equivalents                       $  3,722,126          4,757,614
Accounts receivable, net                           2,939,861          4,338,992
Contract receivables                                  56,378            156,777
Costs and estimated earnings in excess
of billings on uncompleted contracts                 376,493            406,014
Inventories                                        5,309,665          4,751,792
Prepaid expenses and other deposits                  172,631            222,015
Deferred income taxes                                984,960            387,567
                                            -----------------   ----------------
  Total current assets                            13,562,114         15,020,771
                                            -----------------   ----------------
Property and equipment, net                        6,057,509          5,974,635
Other assets, less accumulated amortization
                                                     709,151            731,000
Deferred income taxes                                 78,535             78,535
                                            -----------------   ----------------
Total assets                                   $  20,407,309         21,804,941
                                            =================   ================

Liabilities and stockholders' equity:

Current liabilities:
Current lease obligation                               5,119              7,278
Accounts payable                                   1,394,614          1,618,295
Accrued expenses                                     709,498            960,488
Customer deposits                                          0             25,068
                                            -----------------   ----------------
  Total current liabilities                        2,109,231          2,611,129
                                            -----------------   ----------------

Stockholders' equity:
Common stock                                          70,866             70,860
Additional paid-in capital                        15,299,537         15,298,558
Retained earnings                                  2,927,675          3,824,394
                                            -----------------   ----------------
  Total stockholders' equity                      18,298,078         19,193,812
                                            -----------------   ----------------
Total liabilities and stockholders' equity     $  20,407,309         21,804,941
                                            =================   ================

Item 1.  Financial Statements.

                      KVH INDUSTRIES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)

                                                Three months ended
                                                    March 31,
                                             1998                      1997
                                       ----------------      -------------------

Net sales                                 $  4,128,601                5,916,329
Cost of sales                                2,998,419                3,179,029
                                       ----------------      -------------------
Gross profit                                 1,130,182                2,737,300

Operating expenses:
Research & development                         851,052                  605,946
Sales & marketing                            1,102,654                  779,099
Administration                                 632,337                  476,551
                                       ----------------      -------------------

Income (loss) from operations              (1,455,861)                  875,704

Other income (expense):
Other expense                                  (2,071)                  (7,040)
Interest income                                 29,935                   86,486
Foreign currency gain (loss)                     1,665                  (3,874)
                                       ----------------      -------------------

Income (loss) before income taxes          (1,426,332)                  951,276

Income tax expense (benefit)                 (529,613)                  347,287
                                       ================      ===================
Net earnings (loss)                       $  (896,719)                  603,989
                                       ================      ===================

Per share information:
Income (loss) per share - basic              $  (0.13)                     0.09
                                       ================      ===================
Income (loss) per share - diluted            $  (0.13)                     0.08
                                       ================      ===================

Weighted average number of shares
outstanding:
Basic                                        7,086,228                7,014,312
                                       ================      ===================
                                             7,086,228                7,492,614
Diluted                                ================      ===================

        See accompanying notes to consolidated financial statements.

Item 1. Financial Statements.

                         KVH INDUSTRIES, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENT OF CASH FLOWS
                                     (Unaudited)

                                                           Three months ended
                                                                March 31,
                                                          1998              1997
                                                    -----------------  ---------------
Cash flow from operations:
Net earnings (loss)                                     $  (896,719)          603,989
Adjustments to reconcile net income to net cash
Provided by operating activities:
Depreciation and amortization                                184,357          157,393
Provision for deferred taxes                               (597,393)
                                                                             0
Decrease in accounts and contract receivables              1,499,530        1,195,543
Decrease (increase) in costs and estimated
earnings in excess of billings on uncompleted
contracts                                                     29,521        (159,042)
Increase in inventories                                    (557,873)        (105,299)
Decrease in prepaid expenses and other deposits               49,384           97,946
Increase in accounts payables                              (223,681)          342,000
Decrease in accrued expenses                               (250,990)        (357,116)
Decrease in customer deposits                               (25,068)        (552,087)
                                                    -----------------  ---------------
Net cash provided by operating activities                  (788,932)       1,223,327
                                                    -----------------  ---------------
Cash flow from investing activities:
Capital expenditures                                       (245,382)        (282,235)
                                                    -----------------  ---------------
Net cash (used in) investing activities:                   (245,382)        (282,235)
                                                    -----------------  ---------------
Cash flow from financing activities:
Repayments of obligations under capital lease                (2,159)         (14,093)
Proceeds from issuance of capital stock, exercise
 of warrants and stock options                                   985           34,899
Net cash provided by (used in) financing activities          (1,174)           20,806
Net increase (decrease) in cash and cash
 equivalents                                              (1,035,488)         961,898
Cash and cash equivalents at beginning of period           4,757,614        7,005,682
                                                    -----------------  ---------------
Cash and cash equivalents at end of period              $  3,722,126        7,967,580
                                                    =================  ===============


Supplemental disclosure of cash flow information:
Cash paid during the period for interest                 $    2,961            1,237
Cash paid during the period for income taxes             $        0                0

      See the accompanying notes to consolidated financial statements.

Item 1.  Financial Statements.

                       KVH INDUSTRIES, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                             March 31, 1998 and 1997
                                   (Unaudited)



(1.) The accompanying consolidated financial statements of KVH Industries, Inc. and subsidiary (the "Company") for the three month periods ended March 31, 1998 and 1997 have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The consolidated financial statements presented have not been audited by independent public accountants, but include all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations and cash flows for such periods. These consolidated financial statements do not include all disclosures associated with annual financial statements and accordingly should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K dated March 25, 1998 as filed with the Securities and Exchange Commission, a copy of which is available from the Company upon request. The results for the three months ended March 31, 1998 are not necessarily indicative of the operating results for the remainder of the year.

 (2.) Inventories at March 31, 1998 and December 31, 1997 include the costs of material, labor and factory overhead. Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following (in thousands of dollars):
                                          1998                   1997
                                          ----                   ----
         Raw materials                   $3,546                $3,243
         Work in process                    356                   356
         Finished goods                   1,407                 1,153
                                          -----               -------
                                         $5,310                $4,752
                                         ======                 ======

Defense project inventories are included in the balance sheet caption "Costs and estimated earnings in excess of billings on uncompleted contracts". Defense project inventories amounted to $18,577 and $39,408 at March 31, 1998 and December 31, 1997 respectively. Defense contracts provide for project costs reimbursement as costs are incurred, through monthly invoicing of vouchers or progress billings.

(3.) Income tax benefit has been calculated using an estimated year-to-date income tax rate of 37%. The tax rate utilized in the calculation of income tax benefit differs from the federal statutory rate of 34% primarily due to state income tax expense net of the associated federal tax benefit and tax credits.

(4.) Net income (loss) per common share. In computing first quarter 1998 diluted loss per share the conversion of common stock equivalents was not assumed as the effect would be antidilutive. See Exhibit 11 for a reconciliation of the weighted average number of shares outstanding used in the computation of the basic and diluted earnings (loss) per common share.

 (5.) During the first quarter of 1998 the Company adopted two new accounting pronouncements, SFAS No. 130 and No. 131. The Financial Accounting Standards Board ("FASB") recently issued SFAS No. 130, "Reporting Comprehensive Income". This statement establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. This statement is effective for fiscal years beginning after December 15, 1997, and requires classification of the financial statements for earlier periods provided for comparative purposes. The effect of the adoption of SFAS No. 130 did not have a material impact on the Company's financial condition, results of operations or cash flows. The Financial Accounting Standards Board recently issued SFAS No. 131, "Disclosures about Segments of and Enterprise and Related Information". This statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. This statement supercedes SFAS No. 14, "Financial Reporting for Segments of a Business", but retains the requirement to report information about major customers. This statement also amends SFAS No. 94, "Consolidation of Majority-Owned Subsidiaries". This statement is effective for financial statements for periods beginning after December 31, 1997 and requires that comparative information for earlier years be restated for comparative purposes. The effect of the adoption of SFAS No. 131 did not have a material impact on the Company's financial condition, results of operations or cash flows.

 Item 2. Management's Discussion and Analysis of Financial Condition and Result of Operations.


"Safe Harbor" statement under the Private Securities Litigation Reform Act of 1995.

With the exception of historical information, the matters discussed in this Quarterly Report on Form 10-Q include certain forward-looking statements that involve risks and uncertainties. Among the risks and uncertainties to which the Company is subject are the risks associated with managing the Company's inventory in light of product life cycles and technological change, the Company's relationship with its significant customers, market acceptance of new product offerings in the emerging mobile satellite communications market, reliance on satellite networks, reliance on a limited number of products and customers, dependence on key personnel and fluctuations in annual and quarterly performance. As a consequence of these factors the actual results realized by the Company could differ materially from the statements made herein. Shareholders of the Company are cautioned not to place undue reliance on forward-looking statements made in the Quarterly Report on Form 10-Q. This report should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K dated March 25, 1998 as filed with the Securities and Exchange Commission, a copy of which is available from the Company upon request.

Results of Operations

Overview - The Company develops manufactures and markets digital navigation and mobile satellite communications products for use in commercial, military and recreational marine applications. The Company's digital navigation systems utilize the Company's proprietary autocalibration and applications software along with advanced sensor technology to provide users with accurate, real-time heading, orientation and position information. In 1993 the Company entered the mobile satellite communications market with the introduction of an active-stabilized antenna-aiming system that incorporates the Company's proprietary software and sensor technologies. To date the Company has sold the majority of mobile satellite products to systems integrators such as American Mobile Satellite Corporation ("AMSC"). In September 1997, the Company began selling satellite communications systems bundled with air time services directly to end-users as a part of a partnering agreement with PTT Telecom BV ("Station 12"), an INMARSAT air-time provider. In October of 1997 the Company acquired the assets of Andrew Corporation's Fiber Optic Gyro ("FOG") Sensor research group enabling the Company to expand its current offering of Satellite and Land Navigation products into market areas requiring a greater range of operating performance. The additional personnel and operating costs associated with the FOG group is anticipated to add significant costs to the Company's 1998 operations.

Net income (loss) and diluted earnings (loss) per share - Net income (loss) and diluted earnings (loss) per share for the three month periods ended March 31, 1998 and 1997 were $(896,719) or $(0.13) per share and $603,989 or $0.08 per share.

Net sales - Quarterly net sales were $4,128,601, a 30% decrease when compared with last year's first quarter revenues of $5,916,329. This year's quarterly sales decline reflects large one-time defense shipments included in the 1997 first quarter revenue base that did not reoccur in this quarter. Growth in Communications and FOG products offset about a third of the decrease in prior year defense revenues.

Gross profit - Gross profit is comprised of revenues less the cost of materials, direct labor, manufacturing overheads and warranty costs. Gross profit decreased by $1,607,118 or 59% in the first quarter of 1998 when compared with the first quarter of 1997. First quarter gross profit as a percentage of net sales represented 27% of net sales in first quarter 1998 and 46% of net sales in the first quarter of 1997. The quarterly gross profit decrease as a percentage of sales is the result of the three factors: the impact of a relatively fixed manufacturing overhead pool spread over a lower sales base, a mix shift towards lower margin communication products and the addition of the FOG manufacturing overhead pool.

Operating expenses - Research and development expense increased to $851,052 or 40% in the first quarter of 1998 from $605,946 in the first quarter of 1997. The increase in research and development costs is primarily due the addition of engineering costs associated with the fiber optic research. Research and development in non-fiber optic applications increased at a more modest rate of 4% or approximately $21,000. Sales and marketing expense increased to $1,102,654 in the first quarter of 1998, a 42% increase when compared with the first quarter 1997. Two-thirds of the marketing and sales cost increase related to the first quarter launch of the TracPhone-25. The remainder of the sales and marketing expense increase reflects communications staffing and support costs. General and administrative expense increased $155,786 or 33% in the first quarter of 1998 when compared with the first quarter of 1997. First quarter general and administrative cost increases are made up of the addition of fiber optic costs to the existing general and administrative cost base. Excluding the addition of FOG costs, general and administrative costs decreased 4% or approximately $20,000 when compared with the first quarter of the prior year.

Other income (expense) - Other income (expense) is made up of interest income and expense, other income and expense and foreign currency translation gains and losses.

Income tax expense (benefit) - Quarterly income tax expense was replaced with a tax benefit associated with the first quarter loss in 1998 versus tax expense derived from taxable income in the comparable period of the prior year.

Liquidity and capital resources - Working capital decreased by $956,759 in the first quarter of 1998 from December 31, 1997. Cash and cash equivalents were $3,722,126 and $4,757,614 at March 31, 1998 and December 31, 1997 respectively.
The decrease in capital resources reflects the net loss experienced in the first quarter amounting to $896,719. The Company believes that cash generated from operations, amounts available under its revolving bank borrowing facility and the net proceeds of the initial public offering will be sufficient to fund operations and planned capital expenditures for the remainder of the year.

Capital expenditures - Fixed assets purchases amounted to $245,382 in the first three months of 1998. Fixed asset acquisitions are primarily capital improvements associated with the renovation of the Company's fiber optic group new facility. The Company is in the process of moving the FOG operation out of a temporary facility provided by Andrew Corporation and into a new leased facility. The Company has entered into a seven year operating lease to occupy approximately 23,000 square feet at a rate of $6.62 per square foot or approximately $152,000 per year. In order to meet the specialized manufacturing and engineering demands of the FOG operation the Company has committed to leasehold improvements estimated at $800,000. The Company will expend these funds primarily in the second and third quarters of this year. Occupancy of the new FOG facility is planned for May of this year.

Forward Looking Statements - "Risk Factors"

This "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements that are subject to a number of risks and uncertainties. Some of the important factors that could cause actual results to differ materially from the results anticipated by the previous statements are discussed below.

Dependence on New Products and the Marine Mobile Satellite Communications Market. The Company's future sales growth will depend to a considerable extent upon the successful introduction of new mobile satellite communications products for use in marine applications, and those introductions will be affected by a number of variables including, but not limited to: market potential and penetration; reliability of outside vendors; satellite communications service providers' financial abilities and products; regulatory issues; maintaining appropriate inventory levels; disparities between forecast and realized sales; and design delays and defects. The occurrence of any of these factors would have a material adverse effect on the Company's business, financial condition and results of operations.

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

Part II. Other Information

Item 1. Legal Proceedings.

         None

Item 6. Exhibits and reports on Form 8-K.

1. Exhibit 11 - Computation of Earnings Per Common Share: Three Months Ended March 31, 1998 and 1997.

2.  Exhibit 27 - Financial Data Schedule: Three Months Ended March 31, 1998.

3. No reports on Form 8-K were filed during the quarter for which this report was filed.



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KVH Industries, Inc.

By: /s/ Richard C. Forsyth
  Richard C. Forsyth
(Chief Financial and Accounting Officer)

Date: April 24, 1998