Form 10-Q
period 1998-06-30
KVH INDUSTRIES INC \DE\
filed 1998-08-05
CIK 1007587

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended June 30, 1998

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



         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

     Date                 Class                            Outstanding shares

July 27, 1998  Common Stock, par value $0.01 per, share          7,143,048

                       KVH INDUSTRIES, INC. AND SUBSIDIARY
                                      INDEX

                                                                        Page No.
PART I.   FINANCIAL INFORMATION

         ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                  Consolidated Balance Sheets as of  June 30, 1998 and
                  December 31, 1997                                           3

                  Consolidated Statements of  Operations for the three and
                  six months ended June 30, 1998 and  1997                    4

                  Consolidated Statements of Cash Flows for the
                  six months ended June 30, 1998 and  1997                    5

                  Notes to Consolidated Financial Statements                  6


         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS               7

PART II. OTHER INFORMATION                                                    9

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                      9

SIGNATURES                                                                    9

Part I. Financial Information

Item 1.  Financial Statements.

                       KVH INDUSTRIES, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                               June 30,            December 31,
                                                 1998                 1997
                                              (Unaudited)           (Audited)
Assets:

Current assets:
Cash and cash equivalents                       $  1,670,853            4,757,614
Accounts receivable, net                           4,500,870            4,338,992
Contract receivables                                  48,407              156,777
Costs and estimated earnings in excess
of     billings on uncompleted contracts             877,683              406,014
Inventories                                        5,536,355            4,751,792
Prepaid expenses and other deposits                  245,712              222,015
Deferred income taxes                              1,214,350              387,567
                                            ----------------- --------------------
  Total current assets                            14,094,230           15,020,771
                                            ----------------- --------------------
Property and equipment, net                        6,612,804            5,974,635
Other assets, less accumulated amortization
                                                     666,868              731,000
Deferred income taxes                                 78,535               78,535
                                            ----------------- --------------------
Total assets                                   $  21,452,437           21,804,941
                                            ================= ====================

Liabilities and stockholders' equity:

Current liabilities:
Current lease obligation                                   0                7,278
Accounts payable                                   2,451,532            1,618,295
Accrued expenses                                     872,528              960,488
Customer deposits                                          0               25,068
                                            ----------------- --------------------
  Total current liabilities                        3,324,060            2,611,129
                                            ----------------- --------------------

Stockholders' equity:
Common stock                                          71,386               70,860
Additional paid-in capital                        15,376,599           15,298,558
Retained earnings                                  2,680,392            3,824,394
                                            ----------------- --------------------
  Total stockholders' equity                      18,128,377           19,193,812
                                            ----------------- --------------------
Total liabilities and stockholders' equity     $  21,452,437           21,804,941
                                            ================= ====================


         See accompanying notes to consolidated financial statements.

         Item 1.  Financial Statements.

                                      KVH INDUSTRIES, INC. AND SUBSIDIARY
                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                                  (Unaudited)

                                               Three months ended                       Six months ended
                                                    June 30,                                June 30,
                                             1998            1997                     1998            1997
                                        ---------------------------------        -------------------------------

Net sales                                   $6,470,240         5,770,505              10,598,841     11,686,838
Cost of sales                                4,079,633         3,250,743               7,078,052      6,429,773
                                        ---------------------------------        -------------------------------
Gross profit                                 2,390,607         2,519,762               3,520,789      5,257,065

Operating expenses:
Research & development                       1,181,868           635,275               2,032,920      1,241,221
Sales & marketing                            1,172,569           950,641               2,275,223      1,729,740
Administration                                 631,615           369,672               1,263,952        846,223
                                        ---------------------------------        -------------------------------

(Loss) income from operations                (595,445)           564,174             (2,051,306)      1,439,881

Other income (expense):
Other income (expense)                          47,401           (3,080)                  45,377       (10,119)
Interest income                                 17,738            99,789                  47,673        186,275
Foreign currency gain                          107,417            10,335                 109,082          6,461
                                        ---------------------------------        -------------------------------

(Loss) income before income tax              (422,889)           671,218             (1,849,174)      1,622,498
(benefit) expense

Provision for income tax (benefit)           (175,560)           269,051               (705,173)        616,338
expense

                                        =================================        ===============================
Net (loss) income                         $  (247,329)           402,167             (1,144,001)      1,006,160
                                        =================================        ===============================

Per share information:
(Loss) income per share
Basic                                         $ (0.03)              0.06                  (0.16)           0.14
Diluted                                       $ (0.03)              0.05                  (0.16)           0.13
Number of shares used
in per share calculation:
Basic                                        7,109,856         7,044,717               7,098,107      7,028,644
Diluted                                      7,109,856         7,489,837               7,098,107      7,490,228

                See the accompanying notes to consolidated financial statements.

Item 1. Financial Statements.

                         KVH INDUSTRIES, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)
                                                            Six months ended
                                                                June 30,
                                                            1998              1997
                                                    -----------------  ---------------
Cash flow from operations:
Net (loss) income                                     $  (1,144,001)        1,006,160
Adjustments to reconcile net (loss) income to net
cash (used in) provided by operating activities:
Depreciation and amortization                                389,217          326,778
Provision for deferred taxes                               (826,783)                0
Decrease (increase) in accounts  receivable                 (53,508)        4,371,988
Increase in costs and estimated   earnings in
excess of billings on uncompleted  contracts               (471,669)        (255,263)
Increase in inventories                                    (784,563)        (140,784)
Decrease in prepaid expenses and other deposits             (23,697)         (33,150)
Increase in accounts payables                                833,236          329,726
Decrease in accrued expenses                                (87,960)        (801,396)
Decrease in customer deposits                               (25,068)      (2,527,500)
                                                    -----------------  ---------------

Net operating cash provided by (used in) operating
activities                                               (2,194,796)        2,276,560
                                                    -----------------  ---------------
Cash flow from investing activities:
Capital expenditures                                       (963,254)        (908,420)
                                                    -----------------  ---------------
Net cash used in investing activities                      (963,254)        (908,420)
                                                    -----------------  ---------------
Cash flow from financing activities:
Increase in bank line of credit                                    0          500,000
Repayments of obligations under capital lease                (7,278)         (28,271)
Proceeds from issuance of capital stock, exercise
of warrants and stock options                                 78,567           36,320
                                                    -----------------  ---------------
Net cash provided by  financing activities                    71,289          508,050
Net increase (decrease) in cash and cash
equivalents                                              (3,086,761)        1,876,190
                                                    -----------------  ---------------
Cash and cash equivalents at beginning of period           4,757,614        7,005,682
Cash and cash equivalents at end of period              $  1,670,853        8,881,872
                                                    =================  ===============

Supplement disclosure of cash flow information
Cash paid during the period for interest                $      4,565            1,154
Cash paid during the period for income tax              $      6,600        1,168,374

See the accompanying notes to consolidated financial statements.

Item 1.  Financial Statements.

                       KVH INDUSTRIES, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                             June 30, 1998 and 1997
                                   (Unaudited)



(1.) The accompanying consolidated financial statements of KVH Industries, Inc. and subsidiary (the "Company") for the three and six month periods ended June 30, 1998 and 1997 have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The consolidated financial statements presented have not been audited by independent public accountants, but include all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations and cash flows for such periods. These consolidated financial statements do not include all disclosures associated with annual financial statements and accordingly should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K dated March 25, 1998 as filed with the Securities and Exchange Commission, a copy of which is available from the Company upon request. The results for the three and six months ended June 30, 1998 are not necessarily indicative of the operating results for the remainder of the year.

 (2.) Inventories at June 30, 1998 and December 31, 1997 include the costs of material, labor and factory overhead. Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following (in thousands of dollars):
                                 1998            1997
                                 ----            ----
         Raw materials        $ 3,628          $3,243
         Work in process          384             356
         Finished goods         1,524           1,153
                                -----          -------
                               $5,536          $4,752
                               ======          ======

Defense project inventories are included in the balance sheet caption "Costs and estimated earnings in excess of billings on uncompleted contracts". Defense project inventories amounted to $95,503 and $39,408 at June 30, 1998 and December 31, 1997 respectively. Defense contracts provide for project costs reimbursement as costs are incurred, through monthly invoicing of vouchers or progress billings.

(3.) Income tax benefit has been calculated using an estimated year-to-date income tax rate of 38%. The tax rate utilized in the calculation of income tax benefit differs from the federal statutory rate of 34% primarily due to state income taxes.

(4.) Net income (loss) per common share. The computation of the diluted loss per share for the three and six month periods ended June 30, 1998 did not include the conversion of common stock equivalents as the effect would be antidilutive. See Exhibit 11 for a reconciliation of the weighted average number of shares outstanding used in the computation of the basic and diluted earnings (loss) per common share.

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

Results of Operations

     Overview - The Company develops, manufactures and markets digital navigation, fiber optic sensor and mobile satellite communications products for use in commercial, military and recreational marine applications. The Company's digital navigation systems utilize the Company's proprietary autocalibration and applications software along with advanced sensor technology to provide users with accurate, real-time heading, orientation and position information. In 1993 the Company entered the mobile satellite communications market with the introduction of an active-stabilized antenna-aiming system that incorporates the Company's proprietary software and sensor technologies. To date the Company has sold the majority of mobile satellite products to systems integrators such as American Mobile Satellite Corporation ("AMSC"). In September 1997, the Company began selling satellite communications systems bundled with air time services directly to end-users as a part of a partnering agreement with PTT Telecom BV ("Station 12"), an INMARSAT air-time provider. In October of 1997 the Company acquired the assets of Andrew Corporation's Fiber Optic Gyro ("FOG") Sensor research group enabling the Company to expand its current offering of satellite and land navigation products into market areas requiring a greater range of operating performance. The additional personnel and operating costs associated with the FOG group has and will continue to add significant costs to the Company's 1998 operations.

Net (loss) income and diluted (loss) earnings per share - Net income (loss) and diluted earnings (loss) per share for the three and six month periods ended June 30, 1998 and 1997 were $(247,329) and $(1,144,001) or $(0.03) and $(0.16) per share in 1998 and $402,167 and $1,006,160 or $0.05 and $0.13 per share in 1997.

Net sales - Quarterly net sales were $6,470,240, a 12% increase when compared with last year's second- quarter revenues of $5,770,505. Six-month 1998 sales amounted to $10,598,841, a decrease of 9% from the comparable period of the prior year. Second-quarter 1998 sales gains are due to strong defense sales and rapid growth of direct sales of communications products. This year's six-month sales decline reflects large one-time defense shipments included in the 1997 first-quarter revenue base that did not reoccur this year. Gross profit - Gross profit is comprised of revenues less the cost of materials, direct labor, manufacturing overheads and warranty costs. Gross profit decreased by $129,155 and $1,736,276 in the second quarter and for the first six months of 1998, respectively, when compared with the three and six-month periods of 1997. Second quarter 1998 gross profit as a percentage of net sales represented 37%, a decrease from 44% in the second quarter of 1997. Six-month 1998 gross profit as a percentage of net sales was 33% and in the comparable period of 1997 gross profit represented 45% of net sales. Gross profit decreases as a percentage of sales are the result of three factors: the impact of relatively fixed manufacturing overhead spending spread over reduced net sales, rapid sales growth in lower margin communication products and the addition of the FOG manufacturing overhead spending.

Operating expenses - Research and development expense increased to $1,811,868 and $2,032,920 in the three and six-month periods ended June 30, 1998, representing increases of 86% and 64%, respectively, over comparable periods of the prior year. Research spending increases are primarily due to the addition of engineering fiber optic research costs subsequent to the FOG acquisition. Sales and marketing expense increased to $1,172,569 and $2,275,223 in the second quarter and first six-months of 1998, respectively, a 23% and 32% increase from comparable periods of 1997. The growth in marketing and sales costs are due to the launch of new products, staffing increases to meet the requirements of the FOG product line and international trade show costs. General and administrative expense increased $261,943 and $417,729 in the second quarter and first six-months of 1998, respectively, when compared with the same periods in 1997. General and administrative cost increases reflect the addition of fiber optic costs to the existing general and administrative cost base. Excluding the addition of FOG costs, general and administrative costs decreased when compared with the prior year.

Other income (expense) - Other income (expense) is made up of interest income and expense, other income and expense and foreign currency translation gains and losses.

Income tax expense (benefit) - Income tax expense in 1997 was replaced with income tax benefits associated with the 1998 pre-tax operating losses.

Liquidity and capital resources

Working Capital - Working capital decreased by approximately $1.6 million dollars in the first six months of 1998 from December 31, 1997. Cash and cash equivalents were $1,670,853 and $4,757,614 at June 30, 1998 and December 31, 1997 respectively. The decrease in capital resources reflects the net operating loss experienced in the first six-months of 1998. The Company believes that cash generated from operations in the second half of 1998 and amounts available under its revolving bank borrowing facility will be sufficient to fund operations and planned capital expenditures for the remainder of the year.

Capital expenditures - Fixed assets purchases amounted to $963,254 in the first six months of 1998. Fixed asset acquisitions are primarily leasehold improvements associated with the build-out of the Company's fiber optic manufacturing facility located in Tinley Park, Illinois. The Company is in the process of moving the FOG operation out of a temporary facility provided by Andrew Corporation and into a new leased facility. The Company has entered into a seven-year operating lease to occupy approximately 23,000 square feet at a rate of $6.62 per square foot or approximately $152,000 per year. In order to meet the specialized manufacturing and engineering demands of the FOG operation the Company has committed to leasehold improvements estimated at $800,000. The Company will expend these funds primarily in the second and third quarters of this year. Partial occupancy of the new FOG facility began in June of this year.

Other Matters

Year 2000 - The Company is in the process of selecting a year 2000 compliant enterprise resource planning ("ERP") software system to replace its current software system. Computer consultants have been employed to assist the Company select and implement a year 2000 compliant system. In addition the Company has hired a Chief Operating Officer with significant experience in the implementation of ERP systems to ensure that the full range of software and hardware issues related to year 2000 issues are resolved in a timely and cost effective manner. The estimated cost of consulting services, computer hardware, training and software is anticipated to be less than $0.8 million dollars.

Inflation - The Company believes that inflation has not had a material effect on the results of its operations.

Recent Accounting Pronouncements - The Financial Accounting Standards Board ("FASB") recently issued Statement of Financial Standards Number 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments and hedging, requiring recognition of all derivatives as either assets or liabilities in the statement of financial position measured at fair value. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The effect of adopting SFAS 133 is not expected to have a material impact on the Company's financial condition, results of operations or cash flows.

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

Variability of Quarterly Operating Results - The Company's quarterly operating results have varied in the past and may, in the future, vary significantly depending upon a number of factors, including: the size and timing of significant orders; increased competition; the viability of the marine mobile satellite communications market; market acceptance of new mobile satellite communications products; the ability of the Company to develop, introduce and market new products in a timely fashion; the ability of the Company to acquire specialized piece parts and product components in a timely fashion; the ability of the Company to control costs; the Company's success in expanding its sales and marketing programs; changes in sensor technology; changes in Company's strategy; the Company's ability to attract and retain key personnel; U.S. Department of Defense budget allocations and timeframes for placement of production orders and general economic factors.

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

Part II. Other Information

Item 1. Legal Proceedings.

         None

Item 6. Exhibits and reports on Form 8-K.

1. Exhibit 11 - Computation of Earnings Per Common Share: Three and Six Months Ended June 30, 1998 and 1997.

2.  Exhibit 27 - Financial Data Schedule: Six Months Ended June 30, 1998.

3. No reports on Form 8-K were filed during the quarter for which this report was filed.



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KVH Industries, Inc.

By: /s/ Richard C. Forsyth
  Richard C. Forsyth
(Chief Financial and Accounting Officer)

Date: July 30, 1998