Form 10-Q
period 1998-09-30
KVH INDUSTRIES INC \DE\
filed 1998-10-28
CIK 1007587

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended September 30, 1998

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



  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

      Date                        Class                      Outstanding shares

   October  7, 1998    Common Stock, par value $0.01 per, share     7,075,067

                       KVH INDUSTRIES, INC. AND SUBSIDIARY
                                      INDEX

                                                                  Page No.
 PART I  FINANCIAL INFORMATION

 ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

         Consolidated Balance Sheets as of  September 30, 1998 and
         December 31, 1997 .......................................  3

         Consolidated Statements of  Operations for the three and
         nine months ended September 30, 1998 and 1997 ...........  4

         Consolidated Statements of Cash Flows for the
         nine months ended September 30, 1998 and 1997 ...........  5

         Notes to Consolidated Financial Statements ..............  6

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS ...........  7

 PART II.OTHER INFORMATION ....................................... 11

 ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K ........................ 11

 SIGNATURES ...................................................... 11

Part I. Financial Information

Item 1.  Financial Statements.


                       KVH INDUSTRIES, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                 September 30, 1998    December 31, 1997
                                                      (Unaudited)           (Audited)

 Assets:
 Current assets:
 Cash and cash equivalents                            $   960,654           4,757,614
 Accounts receivable, net                               4,951,349           4,338,992
 Contract receivables                                       --                156,777
 Costs and estimated earnings in excess of billings
 on uncompleted contracts                               1,057,056             406,014
 Inventories                                            4,645,177           4,751,792
 Prepaid expenses and other deposits                      346,521             222,015
 Deferred income taxes                                  1,077,414             387,567
                                                       ----------          ----------
   Total current assets                                13,038,171          15,020,771
                                                       ----------           ---------
 Property and equipment, net                            7,149,278           5,974,635
 Other assets, less accumulated amortization              892,964             731,000
 Deferred income taxes                                     78,535              78,535
                                                       ----------          ----------
            Total assets                              $21,158,948          21,804,941
                                                      ===========          ==========

 Liabilities and stockholders' equity:
 Current liabilities:
 Current lease obligation                                   --                  7,278
 Accounts payable                                       1,781,858           1,618,295
 Accrued expenses                                         985,890             960,488
 Customer deposits                                          --                 25,068
                                                       ----------          ----------
   Total current liabilities                            2,767,748           2,611,129
                                                       ----------          ----------
 Stockholders' equity:
 Common stock                                              71,494              70,860
 Additional paid-in capital                            15,381,224          15,298,558
 Retained earnings                                      2,938,482           3,824,394
                                                       ----------          ----------
   Total stockholders' equity                          18,391,200          19,193,812
                                                       ----------          ----------
Total liabilities and stockholders' equity            $21,158,948          21,804,941
                                                      ===========          ==========

                     See accompanying notes to consolidated
                             financial statements.

Item 1.  Financial Statements.

                                              KVH INDUSTRIES, INC. AND SUBSIDIARY
                                              CONSOLIDATED STATEMENTS OF OPERATIONS
                                                           (Unaudited)
                                                       Three months ended                       Nine months ended
                                                          September 30,                           September 30,
                                                    1998                1997                 1998               1997
                                               ----------------    ----------------     ---------------    ----------------

       Net sales                                   $ 5,307,323           7,025,976          15,906,164          18,712,814
       Cost of sales                                 3,142,975           3,479,079          10,221,027           9,908,852
                                               ----------------    ----------------     ---------------    ----------------

       Gross profit                                  2,164,348           3,546,897           5,685,137           8,803,962

       Operating expenses:
       Research & development                          908,266             826,906           2,941,186           2,068,127
       Sales & marketing                               883,193             866,709           3,158,416           2,596,449
       Administration                                  433,999             492,537           1,697,951           1,338,760
                                               ----------------    ----------------     ---------------    ----------------

       (Loss) income from operations                  (61,110)           1,360,745         (2,112,416)           2,800,626

       Other (expense) income:
       Other (expense) income                         (39,487)
                                                                           102,897               5,890              92,778
       Interest income                                     -
                                                                            84,156              47,673             270,431
       Foreign currency gain
                                                        67,393              47,664             176,475              54,125
                                               ----------------    ----------------     ---------------    ----------------

       (Loss) income before income tax
       (benefit) expense                              (33,204)           1,595,462         (1,882,378)           3,217,960
       Provision for income tax (benefit)
       expense                                       (291,293)             576,663           (996,466)           1,193,001
                                               ================    ================     ===============    ================

       Net income (loss)                          $    258,089           1,018,799           (885,912)           2,024,959
                                               ================    ================     ===============    ================

       Per share information:
       Income (loss) per share

       Basic                                         $    0.04                0.14              (0.12)                0.29
       Diluted                                       $    0.04                                  (0.12)
                                                                              0.14                                    0.27
       Number of shares used in per share calculation:

       Basic                                         7,143,916           7,054,040           7,113,545           6,996,681
       Diluted
                                                     7,304,790           7,523,790           7,113,545           7,466,596


                See accompanying notes to consolidated financial
                                  statements.

Item 1. Financial Statements.

                                              KVH INDUSTRIES, INC. AND SUBSIDIARY
                                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                          (Unaudited)
                                                                                            Nine months ended
                                                                                              September 30,
                                                                                      1998                    1997
                                                                              -----------------       ----------------
          Cash flow from operations:
          Net (loss) income                                                       $  (885,912)              2,024,959

          Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:


          Depreciation and amortization                                                571,051                525,042

          Provision for deferred taxes                                               (689,847)                   -

          Decrease (increase) in accounts and contract receivables                   (455,580)              2,541,761

          (Increase) decrease in costs and estimated earnings in
          excess of billings on uncompleted contracts                                (651,042)                152,919
          Decrease in inventories                                                      106,615

                                                                                                              220,174
          Increase in prepaid expenses and other deposits                            (124,506)                (12,232)
          Increase (decrease) in accounts payables                                     163,563                 (5,686)
          Increase (decrease) in accrued expenses                                       25,402               (253,518)
          Decrease in customer deposits                                               (25,068)             (2,527,500)
                                                                              -----------------       ----------------

          Net cash (used in) provided by operating activities                      (1,965,324)              2,665,919
                                                                              -----------------       ----------------

          Cash flow from investing activities:
          Capital expenditures                                                     (1,653,815)             (1,800,446)
          Increase in other assets                                                   (253,843)                  -
                                                                              -----------------       ----------------
          Net cash (used in) investing activities:                                 (1,907,658)             (1,800,446)
                                                                              -----------------       ----------------

          Cash flow from financing activities:
          Repayments of obligations under capital lease                                (7,278)                (42,680)
          Proceeds from exercise of stock options                                       83,300                 76,730

                                                                              -----------------       ----------------

          Net cash provided by  financing activities                                    76,022                 34,050
                                                                              -----------------       ----------------

          Net (decrease) increase in cash and cash equivalents                     (3,796,960)                899,523

                                                                              -----------------       ----------------

          Cash and cash equivalents beginning of period                             4,757,614               7,005,682

          Cash and cash equivalents end of period                               $     960,654               7,905,205
                                                                              =================       ================

          Supplement disclosure of cash flow information
          Cash paid during the period for interest
                                                                                $        867                   6,972

          Cash paid during the period for income tax                            $    137,297               1,512,049




                   See the accompanying notes to consolidated
                             financial statements.

Item 1.  Financial Statements.

                       KVH INDUSTRIES, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                           September 30, 1998 and 1997
                                   (Unaudited)



     (1.) The accompanying  consolidated financial statements of KVH Industries,
          Inc. and subsidiary (the "Company") for the three-and nine-month periods ended September 30, 1998 and 1997 have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The consolidated financial statements presented have not been audited by independent public accountants, but include all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations and cash flows for such periods. These consolidated financial statements do not include all disclosures associated with annual financial statements and accordingly should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K dated March 25, 1998 as filed with the Securities and Exchange Commission, a copy of which is available from the Company upon request. The results for the three and nine months ended September 30, 1998 are not necessarily indicative of the operating results for the remainder of the year.

     (2.) Inventories  at  September  30, 1998 and December 31, 1997 include the costs of material, labor and factory overhead. Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following (in thousands of dollars):
                                  1998          1997
                                  ----          ----
         Raw materials         $ 3,110        $3,243
         Work in process           325           356
         Finished goods          1,210         1,153
                                 -----        ------
                                $4,645        $4,752
                                ======        ======

     Defense project  inventories  are  included  in the balance  sheet  caption
          "Costs and estimated earnings in excess of billings on uncompleted contracts." Defense project inventories amounted to $344,879 and $39,408 at September 30, 1998 and December 31, 1997, respectively. Defense contracts provide for project costs reimbursement as costs are incurred, through monthly invoicing of vouchers or progress billings.

     (3.) The third quarter provision for income taxes includes a $433,163 tax benefit resulting from the realization of research and development tax credits not previously recognized. The tax refund receivable is included in the accounts receivable caption appearing on the balance sheet. Excluding the effect of this benefit, the Company's effective tax rate for the nine months ended September 30, 1998 is approximately 30%. The difference between the Company's effective tax rate and the statutory tax rate is due primarily to local statutory restrictions on the utilization of net operating losses.

     (4.) Net income (loss) per common share. The computation of the diluted loss per share for the nine-month period ended September 30, 1998 excludes the conversion of potential common stock, as the effect would be antidilutive. See Exhibit 11 for a reconciliation of the weighted average number of shares outstanding used in the computation of the basic earnings (loss) and diluted earnings (loss) per common share.

     (5.) During  the  first  quarter  of  1998  the  Company  adopted  two  new accounting pronouncements, SFAS No. 130 and No. 131. The Financial Accounting Standards Board ("FASB") recently issued SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. This statement is effective for fiscal years beginning after December 15, 1997, and requires classification of the financial statements for earlier periods provided for comparative purposes. The effect of the adoption of SFAS No. 130 did not have a material impact on the Company's financial condition, results of operations or cash flows. The Financial Accounting Standards Board recently issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. This statement supercedes SFAS No. 14, "Financial Reporting for Segments of a Business," but retains the requirement to report information about major customers. This statement also amends SFAS No. 94, "Consolidation of Majority-Owned Subsidiaries." This statement is effective for financial statements for periods beginning after December 31, 1997 and requires that comparative information for earlier years be restated for comparative purposes. The effect of the adoption of SFAS No. 131 did not have a material impact on the Company's financial condition, results of operations or cash flows.

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


   "Safe Harbor" statement under the Private Securities Litigation Reform Act of 1995.

      With the exception of historical information, the matters discussed in this Quarterly Report on Form 10-Q include certain forward-looking statements that are subject to certain risks and uncertainties that could cause actual results to differ materially from those stated. These forward-looking statements reflect management's opinions only as of the date hereof, and KVH Industries, Inc. (the Company) assumes no obligation to update this information. Risks and uncertainties include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward Looking Statements - `Risk Factors.'" Shareholders of the Company are cautioned not to place undue reliance on forward-looking statements made in the Quarterly Report on Form 10-Q. This report should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K dated March 25, 1998 and Quarterly Reports on Form 10-Q for the first and second fiscal quarters of 1998 ended March 31, 1998 and June 30, 1998, respectively. These reports are filed with the Securities and Exchange Commission and copies are available from the Company upon request and through the Company's web site at http://www.kvh.com.

      Results of Operations

      Overview - The Company develops manufactures and markets digital navigation, fiber optic sensor and mobile satellite communications products for commercial, military and recreational marine applications. Products developed by the Company provide accurate, real-time heading, orientation and position data and are based on the Company's proprietary sensor technology and autocalibration and applications software. At its inception in 1982, the Company introduced the world's first commercial digital fluxgate compass. The Company focused primarily on commercial marine navigation product development until 1985 when the U.S. military first used its compasses. In 1991, the Company combined its sensor and autocalibration technologies to create a tactical navigation system for U.S. land military vehicles in the Persian Gulf War. The Company entered the mobile satellite communications market in 1993 with the introduction of an active-stabilized antenna-aiming system that delivers mobile reception of television services covering North America and Europe and fax, voice and data communications worldwide via Inmarsat-3 mini-M satellites. The Company markets its integrated communications systems directly to end-users in a shift from its earlier emphasis on sales to systems integrators such as American Mobile Satellite Corporation ("AMSC"). Recognizing that the need for new market opportunities required advanced technology capabilities, the Company acquired the assets of Andrew Corporation's fiber optic research group in 1997. As a result of the acquisition, the Company is expanding its markets, selling OEM fiber optic gyroscopes (FOGs) and integrating FOGs with existing product lines, particularly in defense navigation, to create enhanced systems with broader market potential.

      Net  (loss)  income and  diluted  (loss)  earnings  per share - Net income
      (loss) and diluted earnings (loss) per share for the three-and nine-month periods ended September 30, 1998 and 1997 were $258,089 and ($885,912) or $0.04 and $(0.12) per share, respectively, in 1998 and $1,018,799 and $2,024,959 or $0.14 and $0.27 per share, respectively, in 1997. The Company's operating losses, to a large extent, result from the Company's decision to withdraw from the FOG-based vehicle navigation market to focus on markets that the Company believes have greater revenue potential. Withdrawal from the vehicle navigation market and an unexpected lag in OEM sales relative to internal forecasts combined to produce lower FOG product revenues

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


      and higher operating losses than anticipated for the quarter. The Company believes that there is a strong demand for high-accuracy, FOG-based products in the military sector and is continuing to spend research and development funds to accelerate the integration of fiber optic technology into its defense product offerings. The Company anticipates that reduced FOG revenues and fixed FOG operating costs over the next 9 to 12 months will continue to adversely affect financial results, and with the restructuring of FOG operations not yet complete, the Company cannot quantify the total costs associated with this acquisition and integration at this time. The steps that the Company has taken to reduce the financial impact of this intense research and development effort include, but are not limited to: staff reductions and reallocations; outside sourcing evaluations; improved operational efficiencies; inventory reduction; recruiting key personnel and implementing cost controls. As a result of staff reductions and other cost savings instituted by the Company to reduce losses, operating spending decreased from the second quarter of 1998 by 25% or $760,594. The Company will continue to explore all avenues for cost savings to further reduce spending from current levels.

      Net sales - Quarterly net sales were $5,307,323, a 24% decrease when compared with last year's third quarter revenues of $7,025,976. Nine-month 1998 sales amounted to $15,906,164, a decrease of 15% from the comparable period of the prior year. The 1998 third-quarter and the year-to-date sales decreases were due to a forecast defense sales decline of over 40%, the withdrawal from the vehicle navigation market and lower than anticipated communication product sales. Year-to-date sales declines were offset somewhat by an 9% year-to-year growth in communications product sales. Communications sales growth was less than anticipated because the Company temporarily suspended development of TracVision Galaxy and projected revenues from the system did not occur. Field testing of TracVision Galaxy revealed that satellite service to the targeted South American market did not meet expectations and the Company determined that market potential was significantly reduced.

      Gross profit - Gross profit is comprised of revenues less the cost of materials, direct labor, manufacturing overheads and warranty costs. Gross profit decreased by $1,382,549 and $3,118,825 in the third quarter and for the first nine months of 1998, respectively, when compared with the three- and nine-month periods of 1997. Third quarter 1998 gross profit as a percentage of net sales was 41%, a decrease from 50% of net sales in the third quarter of 1997. Nine-month 1998 gross profit as a percentage of net sales was 36% while in the comparable period of 1997 gross profit represented 47% of net sales. Gross profit decreases as a percentage of sales are the result of three factors: the impact of lower sales volumes, a sales shift towards lower margin communications products and the addition of fixed fiber-optic sensor manufacturing overhead spending in a period of declining fiber optic sales.

      Operating expenses - Research and development expense increased to $908,266 and $2,941,186 in the three- and nine-month periods ended September 30, 1998, representing increases of 10% and 42%, respectively, over comparable periods of the prior year. Research spending increases are due to the addition of fiber optic research costs associated with the integration of FOG sensors into the Company's military products. Sales and marketing expense increased to $883,193 and $3,158,416 in the third quarter and first nine months of 1998, respectively, a 2% and 22% increase from comparable periods of 1997. The growth in marketing and sales costs is due to the launch of new products, staffing increases and international marketing costs. General and administrative expense decreased $58,538 and increased $359,191 in the third quarter and first nine months of 1998, respectively, when compared with the same periods in 1997. General and administrative cost decreases reflect staff reductions and increases are attributable to higher-than-anticipated FOG patent fees. Despite year-to-year cost increases, overall operating expenses decreased in the recent third quarter to $2,225,458 from $2,986,052 in the 1998 second quarter, with reductions of 25% and 31% in sales and marketing and administration, respectively.

      Other income (expense) - Other income (expense) is made up of interest income and expense, other income and expense and foreign currency translation gains and losses.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


      Income tax expense  (benefit) - The  third-quarter  income tax  includes a
      $433,163   benefit   resulting  from  the   realization  of  research  and
      development  tax credits  available  to the company.


      Liquidity and capital resources

      Working Capital - Working capital decreased by approximately $2,139,219 in the first nine months of 1998 from December 31, 1997. Cash and cash equivalents were $960,654 and $4,757,614 at September 30, 1998 and December 31, 1997, respectively. The decrease in capital resources reflects the net operating loss experienced in the first nine months of 1998, additions to leasehold improvements and the purchase of a year 2000-compliant computer system.

      On September 29, 1998, the Company renewed a $2.5 million revolving line of credit facility with its bank that requires the Company to meet certain operating requirements as of December 31, 1998, and June 30, 1999. At June 30, 1999 the bank credit facility will be eligible for renegotiation and renewal consideration. If the operating requirements are not met, it is possible that the bank may adversely alter the terms of the line of credit. The Company also has access to cash flow by mortgaging or selling the corporate headquarters land and building located in Middletown, RI, and it is actively exploring these options.


      Capital expenditures - Fixed assets purchases amounted to $1,653,815 in the first nine months of 1998. Fixed asset acquisitions are primarily leasehold improvements to meet the specialized demands of FOG manufacturing and the purchase of a year 2000-compliant computer system.

      The Company believes that existing cash balances and amounts available under its revolving bank borrowing facility will be sufficient to fund operations and planned capital expenditures.


      Other Matters

      Year 2000 - The Company has evaluated the impact of the year 2000 issue as it relates to its navigation and communications products,and has concluded that products sold or, yet to be sold, are not affected by the year 2000 issue. The Company has assessed all systems, both software and computer systems ensuring that its computer software and hardware are year 2000 compliant. The most significant element of this process is the upgrading of its enterprise resource planning system at a cost estimated at less that one million dollars, of which $324,865 has been spent to date. The Company is contacting its customers, suppliers, and financial institutions, with which it does business, to ensure that any year 2000 issue is resolved. While there can be no assurance that the systems of other companies will be year 2000 compliant, the Company has no knowledge of any such third party year 2000 issues that would result in a material adverse affect on its operations. Should the Company become aware of any such situation, contingency plans will be developed. The Company estimates that its own computer systems will be substantially year 2000 compliant by the first quarter of 1999. The Company believes that the cost of becoming a year 2000 compliant company will not adversely effect the Company's financial condition, results of operations or liquidity. The Company could be adversely affected should the Company or other companies with which the Company does business be unsuccessful in completing year 2000 modifications in a timely manner.

      Inflation - The Company believes that inflation has not had a material effect on the results of its operations.

      Recent Accounting Pronouncements - The Financial Accounting Standards Board ("FASB") recently issued Statement of Financial Standards Number 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and hedging, requiring recognition of all derivatives as either assets or liabilities in the statement of financial position measured at fair value. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The effect of adopting SFAS 133 is not expected to have a material impact on the Company's financial condition, results of operations or cash flows.

      Forward Looking Statements - "Risk Factors"

      The Company's products target two industries that are subject to volatility, risks and uncertainties. The communications industry is experiencing rapid growth fueled by strong worldwide demand and buffeted by competing formats and rapid, unpredictable technology changes. The defense industry historically experience variability in supply and demand related to international conditions, national politics, budget decisions and technology changes, all of which are difficult or impossible to predict. Factors in both industries could affect the Company's ability to effectively meet prevailing market conditions. To position itself in these uncertain industries, the Company has taken a number of steps that include, but are not limited to: acquisition of the fiber optic technology and development of new related products; ongoing analysis of potential technology advances; staff reductions and reallocations; improved operational efficiencies; inventory reduction; recruiting key personnel and implementing cost controls. There can be no assurance that the objectives of these development and cost-reduction activities will be achieved.

      Other factors that could cause actual results to differ materially from the results anticipated by management include:

      Dependence on New Products and the Marine Mobile Satellite Communications Market - The Company's future sales growth will depend to a considerable extent upon the successful introduction of new mobile satellite communications products for use in marine and land applications, and those introductions will be affected by a number of variables including, but not limited to: market potential and penetration; reliability of outside vendors; satellite communications service providers' financial abilities and products; regulatory issues; maintaining appropriate inventory levels; disparities between forecast and realized sales and design delays and defects. The occurrence of any of these factors would have a material adverse effect on the Company's business, financial condition and results of operations.

      FOG Acquisition - The additional personnel and operating expenses associated with the FOG asset acquisition has added significant costs to the Company's 1998 operations and will continue to do so in 1999. The Company is in the process of designing FOG sensors into the company's current product offerings and identifying new, untapped markets for existing FOG products. Although these opportunities show great promise, to date the Company has been successful in marketing only small quantities of products and it does not anticipate that FOG-enhanced products will provide significant revenues for the next 9 to 12 months. The Company is designing its FOG-enhanced products to meet customer performance and price criteria; however, at this early stage of product development and market introduction the Company can provide no assurance that these objectives will be met or that competing technologies will not be developed that may supercede FOG technology. The occurrence of any of these factors would have a material adverse effect on the Company's business, financial condition and results of operations.

      Variability of Quarterly Operating Results - The Company's quarterly operating results have varied in the past and may vary significantly in the future depending upon all the foregoing risk factors and including: the size and timing of significant orders; the ability of the Company to control costs; changes in Company strategy and the Company's ability to attract and retain key personnel.

      Competition - Competitors in the communications market include SeaTel Corporation, Datron Corporation and Nera Corporation, any of which could challenge the Company's pricing or technology platforms. The Company's satellite phone products could be negatively impacted when Iridium, Globalstar and ICO (all offering hand-held worldwide, satellite voice, data and fax services) commence operations, scheduled from late 1998 through to 2000. The Company may be faced with increased competition from the Hitachi Corporation's newly introduced FOG sensor that is targeted at applications and market segments similar to those the Company is pursuing.

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

Part II. Other Information

Item 1. Legal Proceedings.
          None

Item 6. Exhibits and reports on Form 8-K.

 1. Exhibit 11 - Computation of Earnings Per Common Share: Three and Nine Months Ended September 30, 1998 and 1997.

 2. Exhibit 27 - Financial Data Schedule: Nine Months Ended September 30, 1998.

 3. Noreports on Form 8-K were filed during the quarter for which this report was filed.



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      KVH Industries, Inc.

      By: /s/ Richard C. Forsyth
        Richard C. Forsyth
      (Chief Financial and Accounting Officer)

      Date: October 23, 1998