Form 10-K
period 1998-12-31
KVH INDUSTRIES INC \DE\
filed 1999-03-24
CIK 1007587

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K



 ( X ) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                    For the fiscal year end December 31, 1998

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

                   50 Enterprise Center, Middletown, RI 02842
               (Address of principal executive offices) (Zip code)

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

     As of March 23, 1999, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $7,096,642 based upon a total of 4,125,955 shares held by non-affiliates and the last sale price on that date of $1.72. As of March 23, 1999, the number of shares outstanding of the Registrant's common stock was 7,205,928.


                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Company's definitive Proxy Statement relating to the 1999 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report on Form 10-K. The Company anticipates that its definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year end December 31, 1998.

 INDEX TO FORM 10-K


                                     PART I                                                               Page

Item 1.       Business                                                                                     3
Item 2.       Properties                                                                                   8
Item 3.       Legal Proceedings                                                                            9
Item 4.       Submission of Matters to a Vote of Security Holders                                          9

                                     PART II

Item 5.       Market for the Registrant's Common Equity and Related Stockholder Matters                    9
Item 6.       Selected Financial Data                                                                     10
Item 7.       Management's Discussion and Analysis of Financial Condition and Results of Operations       11
Item 7A.      Market Risk Disclosure                                                                      16
Item 8.       Financial Statements and Supplementary Data                                                 16
Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure        16


                                    PART III

Item 10.      Directors and Executive Officers of the Registrant                                          16
Item 11.      Executive Compensation                                                                      16
Item 12.      Security Ownership of Certain Beneficial Owners and Management                              16
Item 13.      Certain Relationships and Related Transactions                                              16

                                     PART IV

Item 14.      Exhibits, Financial Statement Schedule, and Reports on Form 8-K                             17












              "Safe Harbor" statement under the Private Securities
                         Litigation Reform Act of 1995

With the exception of historical information, the matters discussed in this Annual Report on Form 10-K include certain forward-looking statements that involve risks and uncertainties. Among the risks ands uncertainties to which the Company is subject are product life cycles, technological change, the Company's relationship with its significant customers, market acceptance of new product offerings, reliance on outside resources such as satellite networks, dependence on key personnel, fluctuations in annual and quarterly performance and worldwide economic conditions. As a result the actual results realized by the Company could differ materially from the statements made herein. Shareholders of the Company are cautioned not to place undue reliance on forward-looking statements made in the Annual Report on Form 10-K or in any document or statement referring to this Annual Report on Form 10-K. For a more detailed discussion of risks and uncertainties, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Forward Looking Statements."

                                     PART I

Item 1.  Business.

Overview

     KVH Industries, Inc. ("KVH" or the "Company") was organized in Rhode Island in 1978 and was reincorporated in Delaware on August 16, 1985. The Company completed its initial public offering in April 1996. The Company's executive offices are located at 50 Enterprise Center, Middletown, RI, and its telephone number is (401) 847-3327. Unless the context otherwise requires, references to KVH or the Company include KVH Industries, Inc. and its Danish sales subsidiary.

     KVH utilizes its proprietary fiber optic, autocalibration and fluxgate technologies to produce sensor systems with multiple market applications. The Company currently sells its sensors as integrated components of navigation and satellite communications systems for mobile marine and land applications in the commercial, military and original equipment manufacturers ("OEM") markets. KVH's digital navigation systems provide accurate, real-time heading, orientation, position and pointing information. The Company's satellite communications systems provide two-way voice, fax and data connections and deliver television and certain data via direct broadcast satellite (DBS) services.

     Since introducing the world's first commercial digital fluxgate compass in 1982, KVH has demonstrated a commitment and the ability to continually advance the capabilities and applications of its sensors and the systems into which they are integrated. KVH first enhanced its stand-alone compass for sailing vessels by developing proprietary software that automatically calibrated the system. The Company further increased its marine product capabilities by incorporating Global Positioning System ("GPS") compatibility for precise location data, adding gyroscopes to measure pitch, roll and yaw, enhancing display readability and designing compact, integrated systems that interface with other navigation devices and sensors. By continually advancing product applications and designing components to meet the needs of new customer groups, such as powerboat owners, the Company broadened its reach in the marine market. To support its international marketing of marine navigation products, the Company has established a broad network of international distributors and in 1991 established KVH Europe A/S in Hoersholm, Denmark.

    In its first foray into the land navigation market, KVH developed militarized versions of its electronic compasses and began supplying them to the United States Navy for amphibious vehicles in 1988. To expand its land navigation product capabilities and market depth, the Company combined its sensor and autocalibration technologies into fully integrated systems. In 1991, the United States Marine Corps used KVH self-calibrating compasses for on-board military land vehicle navigation during the Persian Gulf War. Subsequently, the Company achieved increased accuracy and capabilities in its land mobile navigation systems through GPS integration, incorporating navigation capabilities for turreted armored vehicles and, ultimately, producing a fully integrated tactical navigation system that provides heading, location and targeting data to military vehicle commanders. Tactical navigation and digital compass systems are sold directly to the United States Department of Defense and the armed forces of other countries in Europe and the Middle East. Major defense contractors, including United Defense LP and General Motors Corporation, also incorporate KVH navigation products in manufacturing military land vehicles.

      Sensor technologies were further leveraged when the Company created and introduced in 1993 an active-stabilized antenna-aiming system that maintains a continuous satellite link from moving platforms. KVH combined its sensors and software to integrate real-time heading, orientation and position data and then position the antenna to compensate for the ongoing, often severe directional changes that vessels experience at sea. Initially, the antennas were used for mobile marine voice transmission via Inmarsat M satellites. Ongoing advances in satellite capabilities provide KVH with a continual flow of product opportunities, as demonstrated by Inmarsat's launch of its mini-M satellite constellation. The higher-powered mini-M satellites made it possible for the Company to develop and in 1997 launch a system that is significantly smaller and costs less per minute than earlier products while delivering mobile voice, fax and data access worldwide. Further technological advances led to the 1998 introduction of one of the smallest and lowest-cost fully stabilized marine telephony systems available for Inmarsat mini-M service.

     In a parallel expansion of its stabilized antenna technology, in 1994 the Company introduced its first TracVision(R) system to enable mobile television reception via direct broadcast satellite ("DBS") providers. Additional development efforts led to the 1998 launch of the world's smallest fully stabilized antenna for mobile marine television reception with systems designed for reception in North America and Europe. Also in 1998, the Company exploited its TracVision capabilities and took a major step in enabling broadband data delivery by offering users access to real-time stock market and weather information. Most recently, KVH developed an advanced TracVision system that incorporates the Company's newest digital gyro compass to provide vessel navigation capabilities in addition to antenna control. The Company also has developed a system for mobile television reception from land vehicles such as recreational vehicles (RVs) and motor coaches. Mobile communications products are marketed through the Company's third-party distributor network.

     KVH enhanced its sensor capabilities in 1997 by acquiring the assets of the fiber optic sensor group of Andrew Corporation. With no moving parts, fiber optic sensors offer the benefits of long and stable operation and a lack of sensitivity to shock and acceleration that makes them valuable in a broad range of environments. For example, integrated fiber optic gyroscopes (FOGs) have the ability to significantly increase heading and location accuracy at a lower cost than comparable tactical navigation systems. Combining FOGs and the TracVision control system can potentially enable highly accurate antenna pointing for the impending X-, K- or Ka-band communication systems that will provide ultra-high data rate transmissions. FOGs also have potential applications in military navigation, turret stabilization, merchant vessel navigation, precision agriculture, aviation flight control and positive train control. Fiber optic products are manufactured at the Company's Tinley Park, Illinois, facility and some development efforts are conducted at a St. Petersburg, Florida, facility.

     Company Products

     KVH has determined that there are significant opportunities for its sensor-based systems in the mobile communications market where the worldwide growth in demand for audio, data and video accessibility is eliciting significant growth in satellite availability. Advantages that satellites offer over land-based communications technologies include rapid service implementation, broad market reach that is independent of customer density, global access for mobile travelers throughout the world and broadband capabilities. Bandwidth on demand is required for delivering television, high-speed data and multimedia (e.g., Internet access, corporate networking and video conferencing) services.

    KVH is using its core sensor, robotic and software technologies to develop systems that are synergistic with the escalating demand for mobile communications applications and that benefit from the related growth in satellite availability. The Company also recognizes that mobile users need, and are seeking, integrated, simplified access to those capabilities. As a result, the Company focuses on designing turnkey and OEM systems in the areas of broadcast, datacast and telephony.

     A key component of KVH communications products is the Company's proprietary three-axis, fully stabilized antenna, which maintains satellite contact with geostationary satellites when a vessel or vehicle platform is in motion. The antennas use a KVH digital gyro compass and inclinometer to measure precisely the pitch, roll and yaw of an antenna platform in relation to the earth. The Company's proprietary stabilization and control software and on-board microprocessors use that data to compute the antenna movement necessary to maintain satellite contact and then transmit precise motor control instructions to aim the antenna. KVH has designed its antennas to permit rapid initial acquisition of the satellite signal without operator intervention.

    KVH sells two telephony systems, Tracphone 25 and Tracphone 50, to mobile users worldwide. The Company introduced Tracphone 25 in 1998 and that year the system was named Best Satellite Telephone System by the National Marine Electronics Association ("NMEA"). Tracphone 50, which was introduced in 1997, is used primarily on larger vessels such as fishing boats and bulk carrier fleets. Basic prices for the systems are $7,000 and $8,000, respectively. Tracphones deliver voice, fax and data via the mini-M satellite constellation operated by Inmarsat (the International Maritime Satellite Organization), a consortium of 79 countries that operate a network of geostationary satellites providing worldwide communications services through mobile terminals on air, sea and land. The per-minute airtime rates for mini-M service, which average $2.40 compared to Iridium's voice-only service for $5.00-$9.00 and Inmarsat's A/B services for $7.00, gives the Company an additional competitive edge.

    Under a new 1998 co-marketing agreement with American Mobile Satellite Corporation ("AMSC"), the Company also offers customers AMSC's cost-effective SKYCELL services with certain Tracphone sales. As a result of the collaborative agreement, KVH has become an authorized SKYCELL Agent and is supporting both hardware sales and services for AMSC Tracphones. The Tracphones covered by the agreement were produced under an earlier $10.2-million contract with AMSC and these units have been incorporated into KVH's telephony line. AMSC Tracphones range in price from $5,500 to $6,900 and SKYCELL service covers as far north as the Bering Sea and as far south as the northern tip of South America, including all of the Caribbean. Since SKYCELL service costs are significantly lower than global Inmarsat service, KVH telephone customers can benefit from a more cost-effective service for North American coverage and use mini-M service for global coverage. Distributors in the KVH network sell AMSC packages for SKYCELL Satellite Telephone Services and the Company is using its dealer base to promote Tracphone and service package sales. A three-year agreement between KVH and Station 12 to co-market Tracphone 50 and Altus service will end in August 2000. KVH markets all of its communication products through a broad network of more than 260 national and international dealers.

     KVH also sells DBS antenna systems for mobile television and data reception. Marine systems include TracVision II, which was named Best Satellite Television System by NMEA in 1998, for coverage in North America and TracVision(R) 45 for coverage in a range of European countries. In North America, TracVision II users can choose to subscribe to a variety of services from any of three DBS providers: DIRECTV(R), a subsidiary of GM Hughes Electronics, U.S. Satellite Broadcasting, Inc. ("USSB(R)") and EchoStar(R). TracVision 45 provides television reception via Astra and Hotbird satellite service to mariners in Europe, primarily in the coastal waterways of Germany, The Netherlands, Belgium, France and sections of the United Kingdom. With TracVision antennas, mariners can access such provider services as laser disc quality television, subscription programming, pay-per-view services and CD-quality audio channels. KVH introduced TracVision II in 1997 and launched TracVision 45 in 1998. The Company is developing a TracVision II upgrade that incorporates an optional KVH GyroTrac that controls antenna pointing and integrates with other electronic systems such as radar and autopilots.
TracVision turnkey systems range in price from $5,000 to $7,100. Service activation capabilities are built in and costs depend upon which packages a user selects when establishing service with the provider.

    KVH plans to introduce TracVision LM, its first land mobile satellite communications product and another evolution in the Company's stabilized antenna product line, in 1999 at a cost of $2,995. TracVision LM is designed to integrate with television systems to deliver DBS channels to on-the-move recreational and sports utility vehicles, motor coaches, vans, mini-vans and long-haul trucks.

     KVH also sells sensor-based products into marine and military markets. Compass systems utilize the Company's digital fluxgate heading sensor to sample the surrounding magnetic field and output precise heading data. These signals are relayed to an on-board microprocessor, where filtering and averaging algorithms developed by the Company translate the output to stable heading information. The Company's proprietary autocalibration software continuously and automatically compensates for the effects of magnetic interference. In highly dynamic applications where greater accuracy and fully stabilized heading output is required, KVH integrates the sensor with one or more angular rate gyros and inclinometers. This integration provides three-dimensional error correction and stabilization capabilities previously available only from more costly systems. The Company is integrating FOG sensors into its navigation and communication product lines to create enhanced systems with broader market potential.

     The Azimuth GyroTrac introduced in 1998 is the successor to the Company's Azimuth Digital Gyro Compass, which the NMEA named Best Gyro Compass in 1998. The newly designed system incorporates in one package multiple navigation capabilities that previously were available as options, thereby reducing the overall cost to customers and making installation easier and more efficient. NMEA also selected the Company's Azimuth 1000 as Best Electronic Compass in 1998. In addition to its Azimuth product line, the Company sells Sailcomp digital compass systems, the Quadro line of integrated instrument systems and DataScope, a hand-held compass and rangefinder that also is used in outdoor, military, technical, sporting and commercial applications.

     In the military market, KVH sells TACNAV systems in a variety of configurations ranging from a simple GPS-compatible compass system with a single commander's display to a complete, integrated system that provides full tactical navigation and targeting capabilities and includes up to three separate commander's, gunner's and driver's displays. TACNAV systems are installed in a variety of light-armored fleets, including the United States AAV-7, LAV-25 and Bradley ODS, the Swedish Army's CV90 fleet and the Canadian Army's RECCE and APC.

     Several new TACNAV orders that contributed modest revenues in 1998 have potential for more significant sales going forward. The United States Army extended its TACNAV use by installing systems in National Guard vehicles, the first deployment that expanded upon the initial contracted applications. TACNAV systems also were selected in 1998 as a key component for testing in the U.S. Army's Task Force XXI Battle Command Brigade and Below (FBCB2) program. FBCB2 is the digital battlefield effort that the Army has underway to provide battlefield commanders with comprehensive, real-time digital information, electronic coordination and situational awareness through an integrated tactical computer system. Also in 1998, the United States Marine Corps selected TACNAV Light systems for a rebuild of AAV-7's.

     With the aid of Small Business Innovation Research (SBIR) grants awarded in 1998, the Company is integrating fiber-optic components to enhance the performance of TACNAV systems. KVH is developing ToFOG Navigator, a next-generation upgrade to TACNAV, to offer the military increased accuracy in pointing and targeting over the TACNAV system. ToFOG Navigator also is designed to solve the problem of GPS jamming, which the United States military has identified as an existing and growing problem with potentially serious consequences in battlefield situations. The Company is integrating GPS, FOGs and accelerometer sensors to create a three-axis, non-magnetic fiber optic gyroscope that will deliver reliable, highly accurate navigation and targeting capabilities in mobile environments. The system is designed to increase bandwidth, improve accuracy and ensure the continuous delivery of attitude and azimuth functions even when GPS is blocked at less cost than existing inertial systems. KVH also sells its FOG sensors and a variety of digital heading sensors, stabilized gyro compasses, rate sensors, inclinometers, sensing coils and other standard sensors and sensor systems to a variety of commercial OEMs.

    Sales and Marketing. The Company sells its sensor products and systems through a variety of channels, including a direct sales force and a network of dealers, value-added resellers, distributors and sales representatives. KVH's commercial and recreational marine navigation products are sold through a domestic dealer network of more than 400 catalog chain outlets, including West Marine, Boaters' World and Boat U.S., more than 200 technical marine electronics value-added resellers, over 60 overseas distributors, and are supported through an independent manufacturer's sales representative network in all domestic sales regions. KVH markets its military navigation products to the armed forces of the United States and other countries and to OEM manufacturers through a direct sales force, distributors and sales representatives. The Company also uses its direct sales force, distributors and sales representatives to sell embedded sensors and sensor systems to a broad range of OEM manufacturers, including Lockheed, Harris and Raytheon. A world-wide network of technical dealers and distributors established by KVH sells the Company's antenna-aiming systems directly to both OEM manufacturers of satellite telephone transceivers and as turnkey systems to end-users. FOG sensors are sold directly to OEM customers through the same distribution system that the Company utilizes to sell its commercial digital sensors. The Company's agreements with its dealers, value added resellers, distributors and sales representatives generally are non-exclusive. The Company's products are sold in Europe through KVH Europe A/S and elsewhere in the world through a network of distributors.

     Until recently, a significant portion of the Company's sales depended on a small number of customers placing large orders. During 1998 the Company made significant progress in shifting its communication revenues towards stronger direct sales and away from a predominance of OEM sales, a strategy that the Company initiated in 1997. The Company expects this strategy to replace sporadic and notable variances in sales revenues with a more level revenue stream from repeat orders and a broader customer base, particularly in the communications industry. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations Forward Looking Statements-Risk Factors.")

     Backlog. The Company includes in its backlog only firm orders for which it has accepted a written purchase order. Many of the Company's orders are subject to cancellation, generally without penalties. In particular, the Company's military orders can generally be canceled at any time for the convenience of the customer, without penalty other than recovery of the Company's actual costs incurred through the date of cancellation.

     The Company's revenue from commercial and recreational marine markets is derived primarily from sales to non-stocking distributors, retail chains, OEMs and other resellers who require short lead times for delivery of products to end-users. The Company manufactures its products on a just-in-time basis. Customers may cancel or reschedule orders without significant penalty and the prices of products may be adjusted between the time the purchase order is booked into backlog and the time the product is shipped to the customer. For these reasons, the Company believes that its backlog in general, and its backlog of commercial and recreational marine orders in particular, are not necessarily meaningful in predicting the Company's actual revenue for any future period.

     The Company's backlog at December 31 was $3.0 million in both 1998 and 1997. The Company expects to ship all its backlog at December 31, 1998, during 1999. The Company's total backlog at December 31, 1998 includes $2.0 million in military navigation system orders and $1.0 million in mobile satellite communication and FOG product orders. The Company's total backlog at December 31, 1997 included $1.4 million in military navigation system orders and $1.6 million in mobile satellite communication and FOG product orders.

    Research and Development. The Company's research and development efforts are based on its core sensor technologies and focused on developing new products that will have broad application across existing and anticipated strategic markets while improving performance and reducing manufacturing costs for products in the market. A substantial portion of the Company's research and development expenditure is devoted to basic research for core technology development projects.

     The Company's research and development activities fall into two categories: internally funded research and development and customer-funded research and development. The Company has financed virtually all of the cost of developing the Company's marine navigation and satellite communications products. However, much of the funding used to develop KVH's products for the military navigation market, in which a significant engineering effort to develop enhanced features requested by the customer is frequently involved, has been derived from government sources. Development of the Company's core sensor technologies has also been subsidized to a large extent by grants under the United States government's SBIR program. Customer-funded research and development is included in cost of sales.

    The Company's total expenditures for research and development during 1998, 1997 and 1996 were as follows:

                                                      Year ended December 31,
                                                   1998        1997       1996
                                                        ( in thousands)
     Internally funded research and development    $3,991     3,175      2,431
     Customer funded research and development         936       630        869
     Total research and development                $4,927     3,805      3,300

     Manufacturing. The Company's manufacturing operations consist primarily of final assembly and test of products, materials procurement management and quality assurance. The Company manufactures a unique, proprietary optical fiber and certain subassemblies and components, such as fluxgate and fiber optic sensor coils. The Company contracts with third parties for some services, such as the fabrication and assembly of printed circuit boards, injection-molded plastic parts and machined metal components.

     KVH believes there are a number of acceptable vendors for most components and third-party services used in manufac-turing its products and the Company actively evaluates and selects suppliers for quality, dependability and cost effective-ness. In some instances where KVH has obtained certain components and services from a sole source to maintain quality control or develop a strategic supplier relationship supplier, the Company has experienced production delays due to insufficient supplies, delivery delays, poor quality control or failure to meet design requirements. Future shortages, delays or other problems could adversely affect production and, consequently, Company operating results. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward Looking Statements-Risk Factors.")

    Competition. The Company encounters significant competition in each of its markets. In the mobile satellite antenna-aiming market, the Company faces competition with its antenna systems primarily from SeaTel Corporation, which manufactures and markets a broad line of marine satellite communications and satellite tracking equipment, including antenna systems for Inmarsat and DBS-TV applications. For large dish marine satellite systems, SeaTel has greater marketing experience and a larger installed base than the Company. A second competitor, Datron Corporation, provides a stabilized antenna design for RV and marine reception of DBS-TV that competes with the company's turnkey DBS products. Other competitors include Nera Corporation and Westinghouse, plus a few smaller manufacturers of active stabilized antenna-aiming systems that may in the future develop antenna-aiming systems or other mobile satellite communications systems or equipment. The Company's satellite phone products also could be affected adversely by the advent of hand-held worldwide satellite voice, data and fax services provided by companies such as Iridium World Communications, Ltd., Globalstar Telecommunications Ltd. and ICO Global Communications. Iridium, the only hand-held system currently on the market, offers voice service only and the costs per minute exceed those available through KVH's Inmarsat service by as much as 75 percent. KVH believes that there are certain mobile applications where hand-held systems will be ineffective and that the Company's antennas will be required. The Company has determined that the principal bases of competition in the satellite communications market are system performance, reliability, antenna size, cost and customer support.

     In the market for military vehicle tactical navigation systems, the Company competes with a large number of domestic and international companies that produce dead-reckoning, inertial, GPS-based, or radio-based navigation systems and systems that provide integrated magnetic heading and GPS navigation capabilities. Most of these competitors have more experience than the Company in manufacturing and marketing products for the military marketplace. The Company believes that the principal bases of competition in the market for military land vehicle navigation systems are: product performance; field reliability; ease and flexibility of installation, maintenance and field modification; size and weight of the unit; size and stability of the vendor; and price.

     In the commercial and recreational marine navigation market, the Company's principal competitors include a large number of domestic and international companies that manufacture and market stand-alone digital compasses, digital heading sensors and integrated instrument systems. The Company believes that the principal bases of competition in the commercial and recreational marine navigation market include product design and performance; flexibility and ease-of-use; product quality and the quality of customer support; and vendor reputation.

     The Company's fiber optic gyro and embedded sensors compete with products of a large number of companies that pro-duce magnetic sensors and gyroscopic rate sensors for sale in the OEM market. A number of these sensors are less accurate and substantially less expensive than the Company's products. Some larger competitors in the gyroscopic rate sensor market are Litton Corporation and Honeywell Corporation.

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

    The Company has 27 issued United States patents covering the Company's core sensor and fiber optic technologies. The Company intends to seek further patents on its technology, if appropriate. In addition to patents, the Company registers its product brand names and trademarks in the U.S. and other key markets where the company does business around the world. Expiration of the Company's patents and trademarks range from March 3, 2000, to April 7, 2015.

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

     Employees
     As of December 31, 1998, the Company employed 154 full-time employees. The decline in total employees from 191 at December 31, 1997, is due primarily to a 1998 restructuring when the Company reduced staff levels, reengineered processes and streamlined job responsibilities. KVH utilizes the services of temporary or contract personnel within all functional areas to assist on project-related activities. The Company generally enters into non-disclosure agreements with temporary or contract personnel or firms to protect the confidentiality of its proprietary technology.

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

     Government Regulation
     The Company's manufacturing operations are subject to various laws governing the protection of the environment. These laws and regulations are subject to change, and such change may require the Company to improve technology or incur expenditures to comply with such laws and regulation. The Company believes that it complies in all material respects with applicable environmental laws and regulations and does not expect that any costs in connection with complying with such laws or regulations will have a material effect on the Company's results of operations, financial position or liquidity.

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

Item 2.  Properties.

     The Company's executive offices, administration, product development and manufacturing facilities are housed in two adjacent buildings in Middletown, Rhode Island containing approximately 75,000 and 6,000 square feet. The Company occupies the smaller of the two facilities under a lease that expires in September 1999 and purchased the larger facility in May 1996. KVH relocated operations into the wholly owned, larger facility in 1997 and subsequently made a one-time payment of $210,000 to reduce the leased space in its smaller facility to 6,000 square feet from approximately 30,000 square feet. The smaller facility is being used as a warehouse for Tracphone inventory and may be rendered idle as product ships. The Company utilized approximately $4.0 million of the proceeds of its 1996 public offering to purchase and build out the wholly owned 75,000-square-foot building to accommodate manufacturing and operations needs.

    The Company's fiber optic sensor group occupies approximately 23,000 square feet in a Tinley Park, Illinois, facility under a seven-year lease agreement that began April 1, 1998. The cost to build out the facility was approximately $800,000 and the initial annual rent is $152,121 with a 3% escalation each year thereafter.

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


                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

     The Company's common stock has traded on the NASDAQ National Market under the symbol KVHI since April 8, 1996. As of [ ??], 1999, there were [ ] holders of record of the Company's Common Stock. The Company has never declared or paid any cash dividends on its Common Stock and does not intend to pay cash dividends on its Common Stock in the foreseeable future. The Company intends to retain earnings for reinvestment in its business.

     The Company's stock commenced trading on April 2, 1996 at $6.50. On March 23, 1999, the closing sale price for the Company's Common Stock was $1.75.

                                   1998                         1997
                           ----------------------      ----------------------
                             High            Low          High           Low
       First Quarter         6.25           3.25          8.00          6.25
       Second Quarter        4.00           2.13         10.00          5.00
       Third Quarter         3.50           1.75          9.50          7.13
       Fourth Quarter        2.06           0.88          8.13          3.75

Item 6.  Selected Financial Data.

     The following selected financial data is derived from the Company's financial statements. This data should be read in conjunction with Item 8, Financial Statements and Supplementary Data, and with Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                                                       Year Ended December 31,

                                              1998           1997            1996          1995           1994

                                                             (in thousands, except per share data)
Consolidated Statement of Operations:

Net sales                                    $ 20,630        25,570         25,687        14,150          8,565

Cost of goods sold                             14,100        14,085         14,607         8,447          5,082
                                          ------------  ------------   ------------  ------------  --------------

    Gross profit                                6,530        11,485         11,080         5,703          3,483

Operating expenses:

  Research and development                      3,991         3,175          2,431         1,279            727

   Sales and marketing                          4,470         3,738          3,040         2,494          1,652

  General and administrative                    2,225         1,895          1,624         1,058            763
                                          ------------  ------------   ------------  ------------  --------------

    Operating (loss) profit                   (4,156)         2,677          3,985           872            341

Other (income) expense:

  Interest (income) expense, net                 (57)         (327)          (278)            27             60

  Other (income) expense                         (27)          (95)             14            20           (172)

  (Gain) loss on currency translation           (198)         (138)             50           (4)            (44)
                                          ------------  ------------   ------------  ------------  --------------
    (Loss) income before income tax
      (benefit) expense                       (3,874)         3,237          4,199           829            497

  Income tax (benefit) expense                (1,608)         1,020          1,743         (365)            (48)
                                          ------------  ------------   ------------  ------------  --------------

      Net (loss) income                     $ (2,266)         2,217          2,456         1,194             545
                                          ============  ============   ============  ============  ==============

Per share information (1):
  Net (loss) income per common share -
  basic                                      $ (0.32)          0.31           0.39          0.25            0.11
                                          ============  ============   ============  ============  ==============
  Net (loss) income per common share -
  diluted                                    $ (0.32)          0.30           0.35          0.21            0.09
                                          ============  ============   ============  ============  ==============

Weighted average number of shares outstanding:

  Basic                                         7,124         7,049          6,370         4,862           4,970
                                          ============  ============   ============  ============  ==============
  Diluted                                       7,124         7,498          7,055         5,710           5,851
                                          ============  ============   ============  ============  ==============


                                                                            December 31,

                                             1998             1997           1996          1995            1994
                                                                     (dollars in thousands)
Consolidated Balance Sheet Data:

Working capital                               $ 8,486        12,410         12,570         3,214           2,110

Total assets                                   18,746        21,805         21,544         7,931           3,644

Long-term obligations (2)                           0             7             61           113             579

Total shareholders' equity                     17,070        19,194         16,563         3,654           2,451


(1) See note 1 of Notes to Consolidated Financial Statements for an explanation of the method of calculation.
(2) Includes obligations under capital leases. See notes 6 and 15 of Notes to Consolidated Financial Statements.

     Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

     KVH Industries, Inc. (the "Company") derives its revenues from sensor products and systems sold to a range of commercial, military and OEM markets in the communications and navigation industries. The Company's products include: stabilized antenna systems for mobile satellite applications such as voice, fax and data transmission and television reception; positional and heading systems for tactical military applications in amphibious and land vehicles and for commercial applications in land vehicles; digital compasses and instrument systems for recreational, commercial and military applications; and embedded fiber optic sensors. The Company's in-house sales and marketing groups have established a worldwide network of independent sales representatives and distributors to market the Company's products. The majority of the Company's sales, product distribution and customer service is conducted at the Company's headquarters in Middletown, Rhode Island, and the European market is managed through the Company's subsidiary in Hoersholm, Denmark. The Company's manufacturing process consists primarily of light assembly and final test, which is conducted at its facilities in Middletown, Rhode Island, and Tinley Park, Illinois.

There was a notable impact on sales in 1998 as the Company completed its first full fiscal year following a strategic marketing shift towards direct sales with repeat orders and away from dependence upon large, one-time OEM sales. The Company implemented the new strategy in mid-1997 to replace the significant revenue fluctuations caused by non-recurring large sales, particularly of its sensor-based products for communications applications, with repeat sales that would provide a more consistent revenue stream. A decrease in military orders during 1998 was related to customary funding procedures that commonly cause periodic sales fluctuations in the defense industry. Fiber optic gyro (FOG) sales did not meet internal expectations, primarily because the Company withdrew its CPS(TM)-based BusNav(TM) system from the mass transportation market when the cost of supplying full-service support to customers buying product at OEM prices became financially counter-productive. The Company has determined that there are greater opportunities for CPS systems in other markets such as precision agriculture, power sensors, trains and robotics.

Results of Operations

The following table sets forth, for the periods indicated, certain financial data as a percentage of total revenues:

                                                    Year Ended December 31,
                                                   1998      1997       1996

         Net sales                               100.0%      100.0%     100.0%

         Gross profit                             31.7        45.0       43.2

         Research and development                 19.3        12.4        9.5
         Sales and marketing                      21.7        14.6       11.8
         General and administrative               10.8         7.4        6.3

         Operating (loss) profit                 (20.1)       10.6       15.6

         Interest income, net                     (0.3)       (1.3)      (1.0)
         Other income, net                        (0.1)       (0.3)       0.0
         (Gain) loss on currency
             translation                         ( 1.0)       (0.5)       0.2
         (Loss) income before income tax
             (benefit) expense                   (18.7)       12.7       16.4

         Income tax (benefit) expense             (7.8)        4.0        6.8

         Net (loss) income                       (10.9)%       8.7%       9.6%


     Years Ended December 31, 1998 and 1997

     Net Sales. Net sales decreased to $20.6 million in 1998 from $25.6 million in 1997, primarily due to an anticipated fluctuation in military orders and an unexpected lack of FOG revenues that would have offset lower defense sales. FOG revenues were adversely affected by KVH's decision to remove its CPS products from the bus navigation market and focus on other markets that the Company believes have significantly more sales potential. Product sales were $19.6 million in 1998 and $24.6 million in 1997 with customer-funded research at $1.0 million in both 1998 and 1997. Communications revenues increased 27% in 1998 to $6.6 million from $5.2 million in 1997 as strong growth in direct sales of turnkey mobile satellite systems continued to supplant previous non-recurring OEM sales. Navigation sales were $14.0 million in 1998 compared to $20.3 million in 1997, a 31% decrease attributable to a decline in high-margin military contracts that adversely affected gross profits. Fiber optic sensor sales constituted $1.7 million or 12% of 1998 navigation revenues. This compares to fiber optic revenues of $0.4 million for the two-month period in 1997 following the Company's October 30 acquisition of the fiber optic group assets from Andrew Corporation.

     Cost of Goods Sold. The Company's cost of goods sold consists primarily of direct labor, material and indirect manufacturing costs and includes customer-funded research and development costs of $0.9 million in 1998 and $0.6 million in 1997. Cost of goods sold as a percentage of net sales increased to 68% in 1998 from 55% in 1997 due to a proportional decrease in higher-margin military product sales. In addition, fiber optic manufacturing costs exceeded fiber optic revenues to negatively impact gross margins by $0.7 million. Manufacturing overheads increased to $3.8 million in 1998 from $2.8 million in 1997 as the company moved its fiber optic group from the former Andrew Corporation site to a new facility in Tinley Park, Illinois. Excluding fiber optic facility and manufacturing costs of $1.5 million, overhead would have decreased 11 percent in 1998 from 1997. The Company anticipates that cost of goods sold will be level or decrease slightly in 1999 as a result of increased manufacturing efficiencies and expected sales increases in high-margin military products.

     Research and Development Expense. Research and development expense consists primarily of direct labor and material, labor and material overhead and other direct costs associated with the Company's internally funded product development efforts. The Company expenses all of its software development costs in the period incurred. Research costs increased 25 percent to $4.0 million in 1998 from $3.2 million in 1997 due to costs for developing new directional antenna systems and $1.4 million for fiber optic sensor integration and development. Total research and development expenditures, including customer-funded product development expenditures included in cost of goods sold, were $4.9 million in 1998 and $3.8 million in 1997, a 29% increase that reflects general growth in Company-funded research expenditures. The Company expects ongoing growth in research and development expenses as it continues to develop advanced-capability products for tactical navigation and broadband communications.

     Sales and Marketing Expense. Sales and marketing expense consists primarily of salaries and related expenses for sales and marketing personnel, sales commissions, travel expenses, cooperative advertising, sales literature, advertising and trade shows. Sales and marketing costs grew 22% to $4.5 million in 1998 from $3.7 million in 1997. Major factors contributing to the growth of sales expenses were staffing, travel and new product introduction costs. The Company anticipates that sales and marketing expense will continue to grow to promote expected new-product introductions.

     General and Administrative Expense. General and administrative expense consists primarily of costs attributable to the Company's management, finance, accounting and human resources operations and legal and other professional services. Administrative costs increased 16% to $2.2 million in 1998 from $1.9 million in 1997, primarily due to staffing and increased professional fees related to maintaining the Company's patent portfolio.

     Interest income. Interest income reflects the interest earned by investing excess cash in Federal short-term obligations.

     Gain on Foreign Currency Translation. The results of operations of the Company's foreign subsidiary, KVH Europe, are determined by re-measuring its foreign currency-denominated operations as if they had taken place in United States dollars. Gains and losses resulting from this translation are included in the Company's net income. The translation gain increase to $0.2 million in 1998 from $0.1 million in 1997 reflects changes in the relative strength of the United States dollar in relation to the Danish krone.

     Income Tax (Benefit) Expense. The Company realized an income tax benefit in the amount of $1.6 million in 1998 as compared with income tax expense of $1.0 million in 1997, due to the Company's 1998 operating loss. The Company's effective tax rate in both years was positively affected by the utilization of state and Federal research and development and investment tax credits.

     Years Ended December 31, 1997 and 1996

     Net Sales. Net sales decreased slightly to $25.6 million in 1997 from $25.7 million in 1996. Product sales were$24.6 million in both 1997 and 1996 while customer-funded research was $1.0 and $1.1 million in 1997 and 1996, respectively. Navigation sales grew 28% to $20.3 million in 1997 from $15.9 million in 1996. Navigation sales increases resulted primarily from a $3.8 million or 40% increase in navigation defense shipments. Communications sales were $5.2 million in 1997, a decrease of 47% from $9.8 million in 1996. The anticipated decreases in communication revenues reflected a large non-recurring OEM sale amounting to $5.6 million in 1996 that was somewhat off-set by direct sales of turnkey mobile satellite communications systems that increased to just under $1.0 million in 1997 from $0.1 million in 1996.

     Cost of Goods Sold. Cost of goods sold includes customer-funded research and development costs of $0.6 million in 1997 and $0.9 million in 1996. Cost of goods sold decreased to 55% as a percentage of net sales in 1997 from 57% as a percentage of net sales in 1996 due to a 17% mix shift to higher-margin navigation sales. Manufacturing overheads increased to $2.8 million in 1997 from $1.9 million in 1996 somewhat off-setting the gains in product cost of sales. Factors contributing to the manufacturing overhead increase included fiber optic sensor start-up costs and a one-time lease modification charge.

     Research and Development Expense. Research costs increased to $3.2 million or 33% in 1997 from $2.4 million in 1996. Costs of Company-funded product development accounted for $0.6 million of the 1997 increase while fiber optic start-up costs accounted for the remainder of the increase. Total research and development expenditures, including customer-funded product development expenditures included in cost of goods sold, were $3.8 million in 1997 and $3.3 million in 1996, reflecting the expected decline in customer-funded research.

     Sales and Marketing Expense. Sales and marketing costs grew to $3.7 million or 23% in 1997 from $3.0 million in 1996. Major factors contributing to the growth of sales expenses were staffing, travel and new product introduction costs.

     General and Administrative Expense. Administrative costs increased to $1.9 million or 19% from 1996 spending of $1.6 million, in response to fiber optic start-up costs, increased professional fees and staffing costs.

     Interest income. The proceeds of the public offering in April 1996 fully funded the Company's operating and capital requirements in 1997.

     Other (Income) Expense. Other income increased $0.1 million in 1997 from 1996 primarily due to the award of a new-hire training grant from the state of Rhode Island.

      (Gain) Loss on Foreign Currency Translation. The translation gain of $0.1 million in 1997 and the loss of $0.05 million in 1996 reflect changes in the relative strength of the United States dollar in relation to the Danish krone.

     Income Tax Expense. The Company's income tax expense decreased to $1.0 million in 1997 from $1.7 million in 1996. The decrease in income taxes was attributable to the utilization of state and federal research and development and investment tax credits. The Company's effective tax rate in 1997 was 31.5% as a percentage of taxable income versus 41.5% in 1996.

     Liquidity and Capital Resources

                                                           Year ended December 31,
                               -------------------------------------------------------------------------------
                                     1998            Change            1997           Change         1996
                                                               (in thousands)
 Cash and cash equivalents         $ 1,239           (74%)            4,758            (32%)         7,006
 Working capital                     8,486           (32%)           12,410             (1%)        12,570

     The Company financed its 1998 operations and fixed asset acquisitions of approximately $1.6 million dollars through a combination of short-term bank revolving lines of credit and the remaining proceeds from its public offering. In January 1999, the Company borrowed approximately $3 million pursuant to a 10-year mortgage note agreement and mortgage on its facility at 50 Enterprise Center, Middletown, Rhode Island (see note 15 of Notes to Consolidated Financial Statements).

     The Company believes that existing cash balances, amounts available under its revolving credit facility and funds generated from the mortgage will be sufficient to meet anticipated liquidity and working capital requirements for 1999. If the Company decides to expand more rapidly, to broaden or enhance its products more rapidly, to acquire businesses or technologies or to make other significant expenditures to remain competitive, then it may need to raise additional funds.

     Other Matters

     Recent Accounting Pronouncements. The Financial Accounting Standards Board ("FASB") recently issued Statement of Financial Accounting Standards Number 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging, requiring recognition of all derivatives as either assets or liabilities in the statement of financial position measured at fair value. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The effect of adopting SFAS 133 is not expected to have a material impact on the Company's financial condition, results of operations or cash flows.

     Year 2000 - The Company has evaluated the impact of the year 2000 issue as it relates to its navigation and communications products, both sold or intended to sell, and has concluded that the Company's products are not affected by year 2000 operating issues. The Company has also assessed its software and computer systems ensuring that its computer software and hardware are year 2000 compliant. The most significant element of this process is the upgrading of its enterprise resource planning system at a cost estimated at less than $1 million, of which approximately $0.4 million has been spent to date. The Company is contacting its customers, suppliers, and financial institutions, with which it does business, to ensure that any year 2000 issue is resolved. While there can be no assurance that the systems of other companies will be year 2000 compliant, the Company has no knowledge of any such third party year 2000 issues that would result in a material adverse affect on its operations. Should the Company become aware of any such situation, contingency plans will be developed. The Company could be adversely affected should the Company or other entities with whom the Company conducts business be unsuccessful in resolving year 2000 issues in a timely manner. The Company estimates that it was 90% complete at December 31, 1998, in implementing its new system and believes it will be year 2000 compliant by the first half of 1999. The Company believes the cost of becoming year 2000 compliant will not have a material adverse effect on the Company's financial condition, results of operations or liquidity.

     Inflation. The Company believes that inflation has not had a material effect on its results of operations.

Forward Looking Statements - Risk Factors

     This "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements that are subject to a number of risks and uncertainties. Among the important factors that could cause actual results to differ materially from those anticipated by the statements made above are the following:

     The Company's products target two industries that are subject to volatility, risks and uncertainties. The communications industry is experiencing rapid growth fueled by strong worldwide demand and buffeted by competing formats and rapid, unpredictable technology changes. The defense industry historically experiences variability in supply and demand related to international conditions, national politics, budget decisions and technology changes, all of which are difficult or impossible to predict. Factors in both industries could affect the Company's ability to effectively meet prevailing market conditions. To position itself in these uncertain industries, the Company has taken a number of steps that include, but are not limited to: acquisition of the fiber optic technology and development of new related products; ongoing analysis of potential technology advances; staff reductions and reallocations; improved operational efficiencies; inventory reduction; recruiting key personnel and implementing cost controls. There can be no assurance that the objectives of these development and cost-reduction activities will be achieved.

     Other factors that could cause actual results to differ materially from the results anticipated by management include:

     Dependence on New Products and the Marine Mobile Satellite Communications Market. The Company's future sales growth will depend to a considerable extent upon the successful introduction of new mobile satellite communications products for use in marine and land applications, and those introductions will be affected by a number of variables including, but not limited to: market potential and penetration; reliability of outside vendors; satellite communications service providers' financial abilities and products; regulatory issues; maintaining appropriate inventory levels; disparities between forecast and realized sales; and design delays and defects. The occurrence of any of these factors could have a material adverse effect on the Company's business, financial condition and results of operations.

     FOG Acquisition. The additional personnel and operating expenses associated with the acquisition of FOG technology and assets from Andrew Corporation in October 1997 added significant costs to the Company's 1998 operations. As the Company continues the process of integrating FOG sensors into current product offerings and identifying new, untapped markets for existing FOG products, it expects FOG-related costs to remain level or increase. Although the Company believes these opportunities show great promise, to date the Company has been successful in marketing only small quantities of products and it does not anticipate that FOG-enhanced products will provide significant revenues for the next 9 to 12 months. The Company is designing its FOG-enhanced products to meet what it believes are customer performance and price criteria; however, at this early stage of product development and market introduction the Company can provide no assurance that these objectives will be met or that competing technologies will not be developed that may supercede FOG technology. The occurrence of any of these factors could have a material adverse effect on the Company's business, financial condition and results of operations.

     Variability of Quarterly Operating Results. The Company's quarterly operating results have varied in the past and may vary significantly in the future depending upon all the foregoing risk factors and including: the size and timing of significant orders; the ability of the Company to control costs; changes in Company strategy and the Company's ability to attract and retain key personnel.

     Competition. Competitors in the communications market include SeaTel Corporation, Datron Corporation and Nera Corporation, any of which could challenge the Company's pricing or technology platforms. The Company's satellite phone products could be negatively impacted when Iridium World Communications, Ltd., Globalstar Telecommunications Ltd. and ICO Global Communications (all offering hand-held worldwide, satellite voice, data and fax services) commence operations, scheduled from late 1998 through to 2000. The Company may be faced with increased competition from the Hitachi Corporation's newly introduced closed-loop FOG sensor that is targeted at applications and market segments similar to those the Company is pursuing.

     Possibility of Common Stock Price Volatility. The trading price of the Company's Common Stock has been subject to wide fluctuations. The trading price of the Company's Common Stock could be subject to wide fluctuations in the future in response to quarterly variations in operating results, announcement of new products by the Company or its competitors, changes in the financial estimates by securities analysts and other events or factors. In addition, the stock market volatility that affects the market price of many high technology companies often is unrelated to the operating performance of such companies. These broad market fluctuations may adversely affect the market price of the Company's Common Stock.

     Market Dynamics. KVH's key markets for its sensors and integrated systems are particularly volatile. In the communications industry, there are many technologies and large, well-funded companies competing to provide a single-source solution for broadband voice, fax, data and video access. There are significant political, economic and business forces that are restraining near-term growth and influencing how the communications consumer market ultimately will resolve such issues as technology transfers, diverse and incompatible encryption standards and the needs of underdeveloped countries. New initiatives such as the Iridium worldwide, handheld telephone system, the advent of low earth orbit (LEO) satellites for low-cost messaging and data communication and developments underway at Teledesic, Alcatel and Motorola may pose a threat to the Company's products. In the military navigation industry where governments are the customers, defense funding, equipment focus and performance criteria are continually evolving in reaction to international politics, economic conditions and technological changes. A number of companies in the military navigation industry have established extensive relationships with United States and foreign defense departments and have the size and capital to develop new technologies. In the marine navigation industry, there are a number of companies competing for a portion of a relatively small market.

     The Company's future growth also depends upon expanding sales of its antenna-aiming and navigation products. Antenna-aiming systems rely upon DBS providers DIRECTV, EchoStar, ASTRA and HotBird and telephony providers Inmarsat and SKYCELL. The Company's business, financial condition and results of operation could be adversely affected if any of these satellite networks experience operating, financial or regulatory problems. Revenues from communications products increased in 1998 from 1997 and the Company expects continued growth in 1999 as new products penetrate the market.

     Sales cycles for the Company's TACNAV and TACNAV Light systems for military navigation applications are long and difficult to predict, resulting in a variable revenue stream from this market. Military revenues decreased in 1998 from 1997 and the Company anticipates that 1999 revenues will remain relatively flat.
     Research and Development Efforts. The Company's future success depends on its ability to achieve technological advances that lead to marketable new products and this requires continued substantial investment in research and development. A large portion of the Company's product development strategy for the near future relies upon FOGs and success in product integration, new development, marketing, increasing manufacturing capabilities, market acceptance, and the Company's continued ability to fund the fiber optic effort. Prior to the 1997 acquisition of the fiber optic group from Andrew Corporation, the Company had no experience with fiber optic manufacturing or applications and the learning and integration curve to date has taken longer than the Company initially anticipated. There can be no assurance that the Company will succeed in achieving its FOG technological and manufacturing goals or continue to have funds available for developing and marketing fiber optic products.

Item 7A.  Market Risk Disclosure.

     Not applicable.

Item 8.  Financial Statements and Supplementary Data.

     The Company's consolidated financial statements and supplementary data, together with the report of KPMG LLP, independent auditors, are included in Part IV of this Report on Form 10-K.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

 Not applicable

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

     Reference is made to the information set forth in the definitive Proxy Statement relating to the Fiscal 1998 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission within 120 days after December 31, 1998) (the "Proxy Statement"), under the caption "Directors and Executive Officers".

Item 11.  Executive Compensation.

     Reference is made to the information in the Proxy Statement under "Remuneration of Executive Officers and Directors".

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

     Reference is made to the information set forth in the Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management".

Item 13.  Certain Relationships and Related Transactions.

     None.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedule, and Reports on Form 8-K.

(a)  Documents filed as part of this report:
                                                                                                                Page
     1.  Financial Statements:

         Report of Independent Auditors                                                                            19
         Consolidated Balance Sheets as of December 31, 1998, and 1997                                             20
         Consolidated Statements of Operations for the years ended December 31, 1998, 1997 and 1996                21
         Consolidated Statements of Stockholders' Equity for the years ended December 31, 1998,
              1997 and 1996                                                                                        22
         Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996                23
         Notes to Consolidated Financial Statements                                                                24

     2.   Financial  Statement Schedule.  See "Independent  Auditors Report" and
          "Schedule II - Valuation and Qualifying Accounts" included on pages 34 and 35. All other schedules have been omitted since the information is not required to be presented, or because the information required is included in the consolidated financial statements or notes thereto.

 (b) Reports on Form 8-K:

     Report on Form 8-K was filed on November 14, 1997. The report contains the asset purchase agreement between the Company and Andrew Corporation and a Common Stock Warrant both dated October 30,1997.

 (c) Exhibit Number        Description                                                                        Page
     3.1                   Restated Certificate of Incorporation of the Company (1)
     3.5                   Amended and Restated By-laws of the Company
     10.1                  1986 Executive Incentive Stock Option Plan (1)
     10.2                  Amended and Restated 1995 Incentive Stock Option Plan of the Company (1)
     10.3                  1996 Employee Stock Purchase Plan (1)
     10.5                  Credit Agreement dated September 8, 1993 between the Company and
                               Fleet National Bank (1)
     10.6                  $500,000 Revolving Credit Note dated September 8, 1993 between the Company and Fleet National Bank (1)
     10.7                  Security Agreement dated September 8, 1993 between the Company and
                               Fleet National Bank (1)
     10.8                  Modification to Security Agreement dated May 30, 1994 between the Company and Fleet National Bank (1)
     10.9                  Second Modification to Credit Agreement and Revolving Credit Note dated
                               May 30, 1994 between the Company and Fleet National Bank (1)
     10.10                 Second Modification to Security Agreement dated March 17, 1995 between the Company and Fleet National Bank (1)
     10.11                 Third Modification to Credit Agreement and Revolving Credit Note dated
                               March 17, 1995 between the Company and Fleet National Bank (1)
     10.12                 Third Modification to Security Agreement dated December 12, 1995 between the Company and Fleet National Bank (1)
     10.13                 Fourth Modification to Credit Agreement and Revolving Credit Note dated
                               December 12, 1995 between the Company and Fleet National Bank (1)
     10.14                     Lease dated February 27, 1989 between the Company
                               and Middletown Technology Associates IV (1)
     10.17                 Registration Rights Agreement dated May 20, 1986 by and among the
                               Company and certain stockholders of the Company (1)
     10.18                 Amendment to Registration Rights Agreement dated January 25, 1988, by and among the Company, Fleet Venture Resources, Inc., and Fleet Venture
                               Partners I and certain stockholders of the Company  (1)
     10.19                     Amendment to Registration  Rights Agreement dated
                               October  25,  1988 by and among the  Company  and
                               certain stockholders of the Company (1)
     10.20                     Amendment to Registration  Rights Agreement dated
                               July  21,  1989  by and  among  the  Company  and
                               certain stockholders of the Company (1)
     10.21                     Third Amendment to Registration  Rights Agreement
                               dated  November  3, 1989 by and among the Company
                               and certain stockholders of the Company (1)
     10.28                 Technology License Agreement dated December 22, 1992 between the
                               Company and Etak, Inc. (1)
     10.29                 Agreement dated September 28, 1995 between the Company and Thomson
                               Consumer Electronics, Inc. (1)
     10.30                 Agreement dated September 28, 1995 between the Company and Thomson
                               Consumer Electronics, Inc. (1)
     10.31                 Agreement regarding Technology Affiliates Program between Jet
                               Propulsion Laboratory and the Company (1)
     10.32                 Purchase and Sale Agreement dated March 18, 1996, 50 Enterprise Center,
                                Middletown, Rhode Island between the Company and SKW Real Estate
                               Limited Partnership (2)
     10.33                 Fifth Modification to Credit Agreement and Revolving Note dated
                                August 8, 1996 between the Company and Fleet National Bank
(c)  Exhibit Number        Description                                                                        Page
     10.34                 Andrew Corporation Asset Purchase and Warrant Agreement (3)
     11.1                  Computation of (Loss) Earnings per Share (2)                                            36
     21.1                  List of Subsidiaries of the Company (1)
     23.1                  Consent of KPMG LLP                                                                     37
     27.1                  Financial Data Schedule                                                                 38
     99.1                  Open End Mortgage, and Security Agreement                                               39
     99.2                  Tinley Park, Illinois, lease                                                            70

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

                              KVH Industries, Inc.


DATE: March 23, 1999          By:  /s/  Martin A. Kits van Heyningen
                                   Martin A. Kits van Heyningen
                                   President & CEO

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

            Signature                                    Title                                                     Date

 /s/  Martin A. Kits van Heyningen          President (Chief Executive Officer)                                    March 24, 1999
   Martin A. Kits van Heyningen

/s/ Richard C. Forsyth                      Chief Financial Officer                                                March 24, 1999
   Richard C. Forsyth                       (Principal Financial and Accounting
                                             Officer)

/s/  Arent H. Kits van Heyningen            Chairman of the Board                                                  March 24, 1999
   Arent H. Kits van Heyningen

/s/  Robert W. B. Kits van Heyningen        Director                                                               March 24, 1999
   Robert W. B. Kits van Heyningen

/s/ Werner Trattner                         Director                                                               March 24, 1999
   Werner Trattner


                          INDEPENDENT AUDITORS' REPORT



Board of Directors and Stockholders
KVH Industries, Inc. and Subsidiary:


We have audited the accompanying consolidated balance sheets of KVH Industries, Inc. and subsidiary as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of KVH Industries, Inc. and subsidiary at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.




/s/  KPMG LLP

Providence, Rhode Island
February 10, 1999



                                                  KVH INDUSTRIES, INC. AND SUBSIDIARY

                                                      Consolidated Balance Sheets

                                                      December 31, 1998 and 1997

          Assets (note 5)                                                                    1998             1997

Current assets:
   Cash and cash equivalents                                                            $   1,239,227         4,757,614
   Accounts receivable, less allowance for doubtful accounts
     of $91,604 in 1998 and $73,909 in 1997 (note 12)                                       3,106,414         4,338,992
   Income taxes receivable (note 9)                                                         1,062,494
   Contract receivables                                                                     -                   156,777
   Costs and estimated earnings in excess of billings
     on uncompleted contracts                                                                 768,156           406,014
   Inventories (note 3)                                                                     3,390,787         4,751,792
   Prepaid expenses and other deposits                                                        360,346           222,015
   Deferred income taxes (note 9)                                                             234,158           387,567
       Total current assets                                                                10,161,582        15,020,771

Property and equipment, net (notes 4 and 15)                                                7,186,539         5,974,635
Other assets, less accumulated amortization of
   $107,254 in 1998 and $0 in 1997 (note 2)                                                   972,365           731,000
Deferred income taxes (note 9)                                                                425,150            78,535

                                                                                         $ 18,745,636        21,804,941

     Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable                                                                     $     853,238         1,618,295
   Accrued expenses (note 7)                                                                  822,533           992,834
       Total current liabilities                                                            1,675,771         2,611,129

       Total liabilities                                                                    1,675,771         2,611,129

Stockholders' equity (note 8):
   Preferred stock, $.01 par value.  Authorized 1,440,390 shares;
     none issued.                                                                                  -                 -
   Common stock, $.01 par value.  Authorized 7,490,582 shares;
     issued 7,205,928 shares in 1998 and 7,086,046 in 1997                                     72,059            70,860
   Additional paid-in capital                                                              15,439,421        15,298,558
   Retained earnings                                                                        1,558,385         3,824,394

       Total stockholders' equity                                                          17,069,865        19,193,812

Commitment and other information (notes 6, 10 and 15)
                                                                                         $ 18,745,636        21,804,941

          See accompanying Notes to Consolidated Financial Statements.



                                                  KVH INDUSTRIES, INC. AND SUBSIDIARY

                                                 Consolidated Statements of Operations

                                             Years ended December 31, 1998, 1997 and 1996




                                                                           1998              1997             1996

Net sales (note 12)                                                     $ 20,630,648       25,570,347        25,687,495
Cost of goods sold                                                        14,100,398       14,085,463        14,607,584

           Gross profit                                                    6,530,250       11,484,884        11,079,911

Operating expenses:
   Research and development                                                3,991,193        3,175,181         2,430,755
   Sales and marketing                                                     4,469,654        3,738,605         3,039,483
   General and administrative                                              2,225,370        1,895,031         1,624,270

       Operating (loss) profit                                            (4,155,967)       2,676,067         3,985,403

Other (income) expense:
   Interest income                                                           (58,735)        (336,157)         (293,494)
   Interest expense                                                            2,023            8,893            15,938
   Other (income) expense                                                    (27,392)         (95,083)           14,303
   (Gain) loss on foreign currency translation                              (197,663)        (138,272)           50,087

       (Loss) income before income tax (benefit) expense                  (3,874,200)       3,236,686         4,198,569

Income tax (benefit) expense (note 9)                                     (1,608,191)       1,020,185         1,742,538

       Net (loss) income                                              $   (2,266,009)       2,216,501         2,456,031

Per share information (notes 8 and 14):
       Net  (loss) income per common share - basic                  $          (0.32)            0.31              0.39
       Net (loss) income per common share - diluted                 $          (0.32)            0.30              0.35

Weighted average number of shares outstanding:
   Basic                                                                   7,124,023        7,049,125         6,370,272
   Diluted                                                                 7,124,023        7,497,695         7,055,309


          See accompanying Notes to Consolidated Financial Statements.

                       KVH INDUSTRIES, INC. AND SUBSIDIARY

                 Consolidated Statements of Stockholders' Equity

                  Years ended December 31, 1998, 1997 and 1996



                                                                            Additional        Retained            Total
                                                Preferred     Common          Paid-in         Earnings        Stockholders'
                                                  Stock        Stock          Capital         (Deficit)          Equity

Balances at December 31, 1995                  $ 12,982        16,160        4,473,045          (848,138)       3,654,049

Net income                                           -           -               -             2,456,031        2,456,031

Exercise of stock options and
  warrants-                                          -          3,274          457,203              -             460,477

Initial public offering of common stock, net
  of issuance costs of $1,736,555 (note 8)           -         18,000        9,945,445              -           9,963,445

Conversion of 1,298,182 shares of preferred
  stock to 3,245,500 shares of common stock     (12,982)       32,455         (19,473)              -               -

Issuance of common stock under
  benefit plans                                     -              43          28,586               -              28,629

Balances at December 31, 1996                       -          69,932      14,884,806         1,607,893        16,562,631

Net income                                          -            -              -             2,216,501         2,216,501

Issuance of common stock under
   benefit plan                                     -            127           67,404              -               67,531

Exercise of stock options                           -            801          151,913              -              152,714

Issuance of warrants (notes 2 and 8)                -            -            194,435              -              194,435
 -           194,435

Balances at December 31, 1997                       -         70,860       15,298,558         3,824,394        19,193,812

Net (loss)                                          -            -              -            (2,266,009)       (2,266,009)

Issuance of common stock under
   benefit plan                                     -           797           118,620              -              119,417

Exercise of stock options                           -           402            22,243              -               22,645

Balances at December 31, 1998                  $    -        72,059        15,439,421         1,558,385        17,069,865

          See accompanying Notes to Consolidated Financial Statements.


                       KVH INDUSTRIES, INC. AND SUBSIDIARY

                      Consolidated Statements of Cash Flows

                  Years ended December 31, 1998, 1997 and 1996


                                                                            1998              1997              1996
Cash flows from operating activities:
   Net (loss) income                                                    $ (2,266,009)       2,216,501         2,456,031
   Adjustments to reconcile net (loss) income to net cash (used in)
     provided by operating activities:
   Depreciation and amortization                                             767,289          797,761           285,049
   Provision for doubtful accounts                                            17,695              284           (45,000)
   Provision for deferred taxes                                             (193,206)        (242,688)          315,381
   Decrease (increase) in accounts and contract receivables  (note 11)     1,208,198        1,827,202        (2,932,821)
   Increase in income taxes receivable                                    (1,062,494)           -                  -
   (Increase) decrease in costs and estimated earnings in excess
     of billings on uncompleted contracts                                   (362,142)         429,706            80,474
   Decrease (increase) in inventories (note 11)                              923,345         (649,213)       (1,489,098)
   Increase in prepaid expenses and other deposits                          (138,331)         (42,310)          (23,030)
   (Decrease) increase in accounts payable                                  (765,057)         586,986            72,802
   (Decrease) increase in accrued expenses                                  (170,301)        (554,922)        1,035,297
   Decrease in customer deposits                                                -           2,502,432)         (342,095)

       Net cash (used in) provided by operating activities                (2,041,013)       1,866,875          (587,010)

Cash flows from investing activities:
   Acquisition (note 2)                                                        -             (1,946,026)           -
   Capital expenditures (note 11)                                         (1,619,436)      (2,335,423)       (3,703,327)

       Net cash used in investing activities                              (1,619,436)      (4,281,449)       (3,703,327)

Cash flows from financing activities:
   Repayments of obligations under capital lease                              -               (53,739)          (52,209)
   Stock option and benefit plan transactions                                142,062          220,245           489,106
   Proceeds from initial public offering (note 8)                             -                  -            9,963,445

       Net cash provided by  financing activities                            142,062          166,506        10,400,342

Net (decrease) increase in cash and cash equivalents                      (3,518,387)      (2,248,068)        6,110,005

Cash and cash equivalents at beginning of year                             4,757,614        7,005,682           895,677

Cash and cash equivalents at end of year                               $   1,239,227        4,757,614         7,005,682

Supplemental disclosure of cash flow information (note 11):
   Cash paid during the year for interest                              $       2,023            8,589            15,938

   Cash paid during the year for income taxes                          $     137,784        1,872,049            20,250


          See accompanying Notes to Consolidated Financial Statements.

                       KVH INDUSTRIES, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997 and 1996



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

     (f) Property and Equipment
         Property and equipment are stated at cost. Depreciation and amortization is computed on the straight-line method over the estimated useful lives of the respective assets. The principal lives, in years, used in determining the depreciation rates of various assets are: buildings and improvements, 40 years; leasehold improvements, over term of lease; machinery and equipment, 5 years; office and computer equipment, 5-7 years; and motor vehicles, 4 years. Amortization of property and equipment under capital lease is provided using the straight-line method over the lease terms.

     (g) Other Assets
         Other assets consist of patents and capitalized costs of workforce resulting from the Company's October 1997 acquisition (see note 2). These costs are being amortized on a straight-line basis over periods ranging from 5-12 years. The Company continually reviews intangible assets to assess recoverability from estimated future results of operations and estimated future cash flows.

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

     (j) Research and Development
         Expenditures for research and development, including customer-funded research and development, are expensed in the year incurred. Revenue from customer-funded research and development is included in net sales, and the related product development costs are included in cost of goods sold. Revenues from customer-funded research and development totaled approximately $1,169,000, $957,000 and $1,050,000, respectively, in
         1998, 1997 and 1996, and related costs included in cost of goods sold totaled approximately $936,000, $630,000 and $869,000 in such years, respectively.

     (k) Foreign Currency Translation
         The financial statements of the Company's foreign subsidiary are re-measured into the United States dollar functional currency for consolidation and reporting purposes. Current exchange rates are used to re-measure monetary assets and liabilities. Historical exchange rates are used for nonmonetary assets and related elements of expense. Revenue and other expense elements are re-measured at rates, which approximate the rates in effect on the transaction dates. Gains and losses resulting from this re-measurement process are recognized currently in the consolidated statements of operations.

     (l) Stock-based Compensation
         The Company applies APB Opinion 25 and related interpretations in accounting for its stock option plans. No compensation cost has been recognized for these plans in the accompanying consolidated financial statements.

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

     (n) Long-lived Assets
         The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

                       KVH INDUSTRIES, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements


     (o) Net (Loss) Income per Common Share
         In 1997 the Company adopted the provisions of SFAS No. 128, Earnings Per Share. Under the provisions of SFAS 128, basic earnings per share replaces primary earnings per share and the dilutive effect of stock options and warrants are excluded from the calculation. Fully diluted earnings per share are replaced by diluted earnings per share and include the dilutive effect of stock options and warrants, using the treasury stock method. All prior period earnings per share data have been restated to conform to the requirements of SFAS 128.

         A reconciliation of the weighted average number of shares outstanding used in the computation of the basic and diluted earnings per share for the three years ended December 31, 1998 is as follows:

                                                    1998     1997       1996
          Weighted average shares (basic)      7,124,023  7,049,125   6,370,272
          Effect of dilutive stock options         -        448,570     685,037
          Weighted average shares (diluted)    7,124,023  7,497,695   7,055,309

         The net (loss) income used in the calculation for basic and diluted earnings per share calculations agrees with the net (loss) income appearing in the financial statements.

     (p) Fair Value of Financial Instruments
         The carrying amounts of accounts receivable, contracts receivable, costs and estimated earnings in excess of billings on uncompleted contracts, accounts payable and accrued expenses approximate fair value due to the short maturity of these instruments.

(2)  Acquisition
     On October 30, 1997 the Company purchased certain operating assets and assumed certain liabilities of the Sensor Products Group of the Andrew Corporation for approximately $1.9 million of cash (including acquisition costs) and warrants to purchase the Company's common stock, valued at approximately $0.2 million. The assets acquired will provide the Company with the ability to produce fiber optic rate sensors that will advance the Company's existing product performance. The acquisition has been accounted for as a purchase and the allocation resulted in intangibles, primarily patents and workforce, of approximately $1.1 million that are being amortized on a straight-line basis over periods of 5-12 years. In 1998 the Company revalued certain current acquisition assets downward by $0.6 million, increasing the valuation of property and equipment and intangibles by approximately $0.3 million each.

 (3) Inventories

     Inventories at December 31, 1998 and 1997 consist of the following:
                                              1998                       1997
       Raw materials                      $ 2,178,265                 3,242,580
       Work in process                        461,798                   356,211
       Finished goods                         750,724                 1,153,001
                                          $ 3,390,787                 4,751,792

     Project inventories totaling $139,930 and $39,408, respectively, in 1998 and 1997 have been offset against related progress payments and included as a component of costs and estimated earnings in excess of billings on uncompleted contracts.

                       KVH INDUSTRIES, INC. AND SUBSIDIARY

 (4) Property and Equipment
     Property and equipment, net, at December 31, 1998 and 1997 consist of the following:

                                                      1998               1997
         Land                                     $    806,774          806,774
         Building and improvements                   3,227,336        3,181,986
         Leasehold improvements                        712,666             -
         Machinery and equipment                     2,912,705        1,838,603
         Office and computer equipment               2,494,878        2,455,057
         Motor vehicles                                 92,348           92,348
                                                    10,246,707        8,374,768
         Less accumulated depreciation               3,060,168        2,400,133
                                                   $ 7,186,539        5,974,635

     Depreciation for the years ended December 31, 1998, 1997 and 1996 amounted to $660,035, $771,783 and $246,081, respectively.

(5)  Notes Payable to Bank
     On September 29, 1998, the Company renewed a revolving credit agreement with its bank. Under the terms of the agreement, the Company may borrow up to $2.5 million during the term of the loan at an interest rate equal to the bank's prime rate of interest plus 125 basis points. The credit agreement expires on June 30, 1999. Borrowings are secured by substantially all of the assets of the Company, except for land, building and improvements. At December 31, 1998, the Company had $2.5 million of unused borrowings with its bank to be drawn upon as needed. The credit agreement contains various covenants pertaining to the maintenance of certain financial ratios and maximum operating losses. At December 31, 1998, the Company's operating loss exceeded the maximum loss provided for in the loan agreement, a breach of the credit agreement. The bank has waived that requirement as of December 31, 1998.

(6)  Leases
     The Company has certain operating leases for facilities, automobiles, and various equipment. The following is a summary of future minimum payments under operating leases that have initial or remaining non-cancelable lease terms in excess of one year at December 31, 1998:

                                                              Operating
         Year ending December 31,                               Leases
          1999                                                $ 223,421
          2000                                                  160,210
          2001                                                  165,016
          2002                                                  169,967
          2003                                                  175,066
          Subsequent to 2003                                    225,728
           Total minimum lease payments                      $1,119,408

     Total rent expense incurred under operating leases for the years ended December 31, 1998, 1997 and 1996 amounted to, $196,780, $433,908 and
     $435,124, respectively. In 1997 the Company reduced the amount of square feet under a facility lease from 30,000 to 6,000. The Company paid $210,000 in the fourth quarter of 1997 to modify the lease agreement. As a consequence of reducing the leased square footage the Company's lease liability decreased to $78,000 and $56,000 in 1998 and 1999, respectively.

                       KVH INDUSTRIES, INC. AND SUBSIDIARY

 (7) Accrued Expenses
     Accrued expenses for the period ended December 31, 1998 and 1997 consist of the following:

                                                        1998              1997
         Accrued payroll, bonus and other related
          expenses payable                           $ 417,406          709,544
         State income tax payable                        -               57,601
         Professional fees                             110,803          162,133
         Accrued sales commissions                     120,045             -
         Other                                         174,279           63,556
                                                     $ 822,533          992,834

(8)  Stockholders' Equity
     (a) Sale of Common Stock
         On March 28, 1996, the Company's registration statement for an initial public offering of common stock was declared effective. An aggregate of 1,800,000 shares of common stock were issued by the Company on April 8, 1996 at an initial public offering of $6.50 per share that resulted in net proceeds of approximately $9.9 million.

     (b) Employee Stock Options and Warrants
     The  Company has a 1986  Executive  Incentive  Stock  Option  Plan,  a 1995
          Incentive Stock Option Plan, and a 1996 Incentive and Non-Qualified Stock Option Plan (the "Plans").

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

         The per share weighted-average fair value of stock options granted during 1998, 1997 and 1996 was $2.74, $4.12 and $1.80 on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                               1998       1997          1996
               Expected dividend yield            0%         0%           0%
               Risk-free interest rate         5.84%      5.36%         6.4%
               Expected volatility           115.48%     82.71%           3%
               Expected life (years)              3          3            4

         The Company applies APB Opinion No. 25 in accounting for its Plans and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net (loss) income would have been reduced to the pro forma amounts indicated below:

                                                  1998      1997          1996
         Net (loss) income      As reported $ (2,266,009)  2,216,501   2,456,031
                                Pro forma     (3,013,785)  1,942,467   2,109,142

         Net (loss) income per  As reported      $ (0.32)       0.30        0.35
         common share-diluted   Pro forma        $ (0.42)       0.26        0.30

         Pro forma net (loss) income reflects only options granted in 1998, 1997 and 1996. The full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net (loss) income amounts presented above because compensation cost is reflected in the year of grant.

                       KVH INDUSTRIES, INC. AND SUBSIDIARY

         At December 31, 1998, warrants, issued in conjunction with the acquisition of the Sensor Products Group of the Andrew Corporation (note 2), to purchase 50,000 common shares were outstanding. Each warrant allows the holder thereof to acquire one share of common stock for a purchase price of $8.00. The warrants are exercisable through October 30, 2002.

         The changes in outstanding employee stock options for the three years ended December 31, 1998, 1997 and 1996 is as follows:

                                                  Number of     Weighted-Average
                                                   Shares         Exercise Price

           Outstanding at December 31, 1995       1,065,139           $  1.11
                  Granted                           362,000              7.91
                  Exercised                        (327,400)             0.75
                  Forfeited                         (66,080)             0.60
                  Expired and canceled              (12,332)             5.72

           Outstanding at December 31, 1996       1,021,327              3.83
                  Granted                            66,250              7.13
                  Exercised                         (86,728)             0.76
                  Expired and canceled              (70,446)             5.93

           Outstanding at December 31, 1997         930,403              4.28
                  Granted                           687,950              3.97
                  Exercised                         (40,195)             0.60
                  Expired and canceled             (383,525)             7.58

           Outstanding at December 31, 1998       1,194,633            $ 3.14

     On March 2, 1998, the Compensation Committee of the Board of Directors approved a stock option repricing program in which all employees and directors of the company could elect to exchange certain previously granted incentive and non-qualifying stock options for a "New Option" granted under the 1996 Plan. The Company repriced the options because the exercise prices of such options were significantly higher than the fair market value of the Company's common stock and therefore did not provide the desired incentive to employees.

     Under the terms of the exchange, employees had the option to surrender all outstanding previously granted options with exercise prices of $5.00 per share or more for a New Option amounting to 80 percent of the previously granted options at new exercise prices ranging from $4.125 to $4.538 per share. Options to purchase 361,500 shares of common stock, with an average exercise price per share of $7.77, were surrendered and exchanged for 289,200 shares repriced at exercise prices ranging from $4.125 to $4.538 per share, based upon the fair market closing price on March 2, 1998. The vesting schedule and all other terms and conditions of the options remained unchanged.

                       KVH INDUSTRIES, INC. AND SUBSIDIARY

The following table summarizes information about employee stock options at December 31, 1998:

       Average                                                    Weighted-    Number Exercisable     Weighted-
       Range of                Outstanding       Remaining          Average           As of            Average
       Exercise Prices          12/31/98           Life         Exercise Price      12/31/98       Exercise Price

       $0.60 - $0.60              73,245           1.53            $0.60               67,818           $0.60
       $1.70 - $1.70             400,000           1.82            $1.70              400,000           $1.70
       $2.50 - $3.50             120,000           4.53            $2.67               20,000           $3.50
       $4.13 - $4.13             452,366           3.30            $4.13              215,948           $4.13
       $4.54 - $9.13             149,022           3.67            $5.67               78,782           $6.68

       $0.60 - $9.13           1,194,633           2.86            $3.14              782,548           $2.82

         At December 31, 1998, 1997 and 1996 the number of options exercisable was 782,548, 646,576 and 983,828, respectively, and the weighted average exercise price of those options was $2.82, $3.87 and $3.83, respectively.

     (c) Employee Stock Purchase Plan
         The Employee Stock Purchase Plan (the "ESPP") covers substantially all employees in the United States and Denmark. The ESPP allows eligible employees the right to purchase common stock on a semi-annual basis at the lower of 85% of the market price at the beginning or end of each six-month offering period. During 1998 and 1997, 80,510 and 12,700 shares, respectively, were issued under this plan. As of December 31, 1998, 52,439 shares were reserved for future issuance under the plan.

(9)  Income Taxes
     Income tax (benefit) expense for the years ended December 31, 1998, 1997 and 1996 are presented below.

                               Current          Deferred            Total
     1998:
         Federal            $(1,237,981)        (233,226)       (1,471,207)
         State                 (208,595)          40,020          (168,575)
         Foreign                 31,591             -               31,591
                            $(1,414,985)        (193,206)       (1,608,191)

     1997:
         Federal            $ 1,037,954         (212,586)          825,368
         State                  157,997          (30,102)          127,895
         Foreign                 66,922              -              66,922
                            $ 1,262,873         (242,688)        1,020,185
     1996:
         Federal            $ 1,062,392          246,986         1,309,378
         State                  285,148           68,395           353,543
         Foreign                 79,617              -              79,617
                            $ 1,427,157          315,381         1,742,538

                       KVH INDUSTRIES, INC. AND SUBSIDIARY

     The actual tax (benefit) expense differs from the "expected" tax (benefit) expense computed by applying the U.S. Federal corporate tax rate of 34% to
     (loss) income before income taxes as follows:

                                                                            1998              1997              1996
     Computed "expected" tax (benefit) expense                          $ (1,317,228)       1,100,473         1,427,513
     Increase (decrease) in income taxes resulting from:
         Non-deductible expenses                                              15,699           26,262            25,025
         Utilization of tax credits                                         (176,982)        (215,411)             -
         State income tax (benefit) expense, net of Federal
             income tax benefit                                             (168,575)          84,411           233,674
         Other                                                                38,895           24,450            56,326
          Net income tax (benefit) expense                              $ (1,608,191)       1,020,185         1,742,538

     The tax  effects of  temporary  differences  that give rise to  significant portions of deferred  tax assets and  liabilities  at December 31, 1998 and
     1997 are as follows:
                                                                                              1998              1997
     Deferred tax assets:
         Accounts receivable, due to allowance for doubtful accounts                       $   39,810            24,126
     Inventories, due to valuation reserve                                                     30,923           204,451
     Inventories, due to differences in costing for tax purposes                                2,138             4,334
     Inventories, due to unrealized gain                                                       48,315           130,416
     Property and equipment, due to differences in depreciation                                 -                 5,812
     Intangibles due to differences in amortization                                            14,695              -
     Dislodged tax credits from prior years                                                   460,000              -
     Accrued warranty costs                                                                    42,882            96,963
         Accrued vacation                                                                      98,822              -

              Gross deferred tax assets                                                     $ 737,585           466,102

     Deferred tax liability:
         Property and equipment, due to differences in depreciation                            78,277              -


              Net deferred tax asset                                                        $ 659,308           466,102


     The recognition of the net deferred tax asset of $659,308 is supported by the Company's history of earnings and the expectation that it will have future taxable income in 1999 and beyond in order to realize the benefit of these future tax deductions. Research and development tax credit carryforwards in the amounts of $154,000 and $255,000 relating to 1997 and 1996 expire in 2012 and 2011, respectively. An Alternative Minimum Tax credit of $51,000 from 1996 has no expiration date.

(10) 401(k) Profit Sharing Plan
     The Company has a 401(k) Profit Sharing Plan (the Plan) for all eligible employees. All employees with a minimum of one year of service who have attained age 21 are eligible to participate. Participants can contribute up to 15% of total compensation, subject to the annual IRS dollar limitation. Participants become fully vested in Company contributions after 7 years of continuous service. Company contributions to the plan are discretionary. During 1998, 1997 and 1996, the Company did not make any contributions to the Plan.

                       KVH INDUSTRIES, INC. AND SUBSIDIARY

(11) Supplemental Cash Flow Information
     As discussed in Note 2, the Company purchased certain operating assets and assumed certain liabilities of Andrew Corporation's Sensor Products Group in 1997. During 1998 the Company revalued accounts receivable and inventory to reflect actual fair values. As a consequence of the revaluation, accounts receivable and inventory were reduced by $163,462 and $437,660, respectively, while property and equipment and other assets were increased by $252,503 and $348,619, respectively.

(12) Business and Credit Concentrations
     In September 1995 the Company entered into an agreement with AMSC to design and manufacture mobile satellite telephone systems for use at sea. The agreement provided for AMSC to purchase 5,000 systems, for a total contract value of $10.2 million. The Company received an advance from AMSC of $2.5 million to be applied to the purchase price of the last of the systems covered by the agreement. The Company shipped approximately 70% of the order in 1996 and the remainder in 1997.

     The Company derives a substantial portion of its revenues from the armed forces of the United States and foreign governments. The Company estimates that approximately 39%, 52% and 37% of the Company's revenues were derived from United States and foreign military and defense related sources in fiscal 1998, 1997 and 1996, respectively. A significant portion of the Company's revenues are also derived from customers outside the U.S. Revenues from foreign customers accounted for 30%, 31% and 42% of total revenues in fiscal 1998, 1997 and 1996, respectively.

     Historically, a significant portion of the Company's sales in any particular period has been attributable to sales to a limited number of customers. There were no sales in 1998 to AMSC, which accounted for approximately 12% and 27% of net sales in 1997 and 1996, respectively. Sales to the United States Army Tank and Automotive Command accounted for approximately 17% and 28% of net sales in 1998 and 1997, respectively. Sales to the Government of Sweden did not occur in 1998 and accounted for approximately 13% of the Company's net sales in 1997. Sales to General Motors Corporation of Canada accounted for approximately 14% of the Company's net sales in both 1998 and 1997.

(13) Segment Reporting
     During 1998 the Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standards Number 131 ("SFAS 131"), "Disclosures About Segments of an Enterprise and Related Information." Under SFAS 131, the Company's operations are classified into one reportable segment. The Company designs, manufactures and markets sensor systems for a wide variety of applications under common management which oversees the Company's marketing production and technology strategies.

     (a) Products and Services
         The   Company's   sensor   systems  are   primarily   marketed  in  the
         communication and navigation industries. Revenues attributed to each of these industries is as follows:

                                      1998              1997            1996
              Navigation           $13,985,623       20,328,191      15,877,721
              Communication          6,645,025        5,242,156       9,809,774
                                   $20,630,648       25,570,347      25,687,495

     (b) Geographic Information
         The Company's operations are located in the United States and Europe, and substantially all long-lived assets reside in the United States. Inter-region sales are not significant to total revenue of any geographic region. Information about the Company's revenues in different geographic regions for each of the three-year periods ended December 31, 1998, 1997 and 1996 is as follows:

                       KVH INDUSTRIES, INC. AND SUBSIDIARY

                                         1998            1997            1996
              Net revenues:
                  United States     $ 17,461,608     23,258,557      23,809,807
                  Europe               3,169,040      2,311,790       1,877,688
                                    $ 20,630,648     25,570,347      25,687,495

       United States revenues  include export sales to  unaffiliated  customers,
       located  primarily  in  Europe  and  Canada,   and  totaled   $6,112,627,
       $7,813,138 and $9,051,291, respectively, in 1998, 1997 and 1996.

(14) Selected Quarterly Financial Results (Unaudited) Financial information for interim periods was as follows:

                                                           First          Second             Third           Fourth
                                                          Quarter         Quarter           Quarter          Quarter

     1998
     Net sales                                         $ 4,128,601         6,470,240        5,307,323        4,724,484
     Gross profit                                        1,130,182         2,390,607        2,164,348          845,113
     Net (loss) income                                    (896,719)         (247,329)         258,089       (1,380,050)
     (Loss) income per share (a):
       Basic                                        $        (0.13)            (0.03)            0.04            (0.19)
       Diluted                                      $        (0.13)            (0.03)            0.04            (0.19)

     1997
     Net sales                                         $ 5,916,329         5,770,505        7,025,976        6,857,537
     Gross profit                                        2,737,300         2,519,762        3,546,897        2,680,925
     Net income                                            603,989           402,167        1,018,799          191,546
     Earnings per share (a):
       Basic                                        $         0.09              0.06             0.14             0.03
       Diluted                                                0.08              0.05             0.14             0.03

     1996
     Net sales                                         $ 4,780,659         5,113,602        7,147,270        8,645,964
     Gross profit                                        2,088,270         2,284,354        2,918,469        3,788,818
     Net income                                            187,568           320,099          920,513        1,027,851
     Earnings per share (a):
       Basic                                        $         0.04              0.05             0.13             0.15
       Diluted                                      $         0.03              0.04             0.12             0.14

 (a) Earnings (loss) per share are computed independently for each of the quarters. Therefore, the earnings (loss) per share for the four quarters may not equal the annual earnings per share data.

(15) Subsequent Event
     On January 11, 1999, the Company entered into a mortgage loan in the amount of $3,000,000 with a life insurance company. The note term is 10 years, with a principal amortization of 20 years at a fixed rate of interest of 7%. Due to the difference in the term of the note and the amortization of principal, a balloon payment is due on February 1, 2009, in the amount of $2,014,716.

                          INDEPENDENT AUDITORS' REPORT


       The Board of Directors and Shareholders
       KVH Industries, Inc. and Subsidiary:

       Under the date of February 10, 1999, we reported on the consolidated balance sheets of KVH Industries, Inc., and subsidiary as of December 31, 1998 and December 31, 1997 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the fiscal years in the three-year period ended December 31, 1998, as contained in the annual report on Form 10-K for the year 1998. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule listed in Item 14(a)(2). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

       In our opinion, such financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.






       /s/ KPMG LLP

       Providence, Rhode Island
       February 10, 1999

         Schedule II

                       KVH INDUSTRIES, INC. AND SUBSIDIARY

                        Valuation and Qualifying Accounts





                                    Additions
                              Balance at Charged to
                                      Beginning of       Cost or       Deductions    Balance at
                  Description             Year           Expense     from Reserve   End of Year
          ----------------------------------------------------------------------------------------
                                                    (in thousands)
          Deducted from accounts
          receivable for doubtful
          accounts
                     1998                   74              26             (8)            92
                     1997                   50              24             -              74
                     1996                   95              -             (45)            50


          Deducted from inventory
          for estimated obsolescence
                     1998                  511              50           (484)            77
                     1997                  105             556           (150)           511
                     1996                   60              60            (15)           105
