Form 10-Q
period 1999-03-31
KVH INDUSTRIES INC \DE\
filed 1999-04-23
CIK 1007587

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

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


  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

       Date                      Class                       Outstanding shares

 April 22, 1999     Common Stock, par value $0.01 per, share      7,205,928

                       KVH INDUSTRIES, INC. AND SUBSIDIARY
                                      INDEX

                                                                        Page No.
  PART I.   FINANCIAL INFORMATION

    ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

            Consolidated Balance Sheets as of  March 31, 1999 and
            December 31, 1998                                               3

            Consolidated Statements of  Operations for the three
            months ended March 31, 1999 and  1998                           4

            Consolidated Statements of Cash Flows for the three
            months ended March 31, 1999 and  1998                           5

            Notes to Consolidated Financial Statements                      6


    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS                    7

  PART II. OTHER INFORMATION                                               10

    ITEM 1. LEGAL PROCEEDINGS                                              10

    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                               10

    SIGNATURES                                                             10

Part I. Financial Information

Item 1.  Financial Statements.


                       KVH INDUSTRIES, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS


                                                                             March 31, 1999                  December 31, 1998
                                                                              (Unaudited)                      (Audited)
          Assets:
           Current assets:

           Cash and cash equivalents                                        $    2,991,339                      1,239,227
           Accounts receivable, net                                              4,646,673                      3,106,414
           Income taxes receivable                                              1,141,9377                      1,062,494
           Costs and estimated earnings in excess of billings
           on uncompleted contracts                                                221,641                        768,156
           Inventories                                                           3,558,915                      3,390,787
           Prepaid expenses and other deposits                                     380,337                        360,346
           Deferred income taxes                                                   382,906                        234,158

                                                                            ---------------                  -------------
             Total current assets                                               13,323,748                     10,161,582
                                                                            ---------------                  -------------

           Property and equipment, net                                           7,445,575                      7,186,539
           Other assets, less accumulated amortization                             938,046                        972,365
           Deferred income taxes                                                   425,150                        425,150
                                                                             -------------                   ------------

                      Total assets                                          $   22,132,519                     18,745,636

                                                                              =============                  =============

           Liabilities and stockholders' equity:
           Current liabilities:

           Current portion long term debt                                   $       71,368                             --

           Accounts payable                                                      1,309,752                        853,238
           Accrued expenses                                                        904,432                        822,533
                                                                             --------------                  -------------
             Total current liabilities                                           2,285,552                      1,675,771
                                                                             --------------                  -------------

                                                                                                                        --
           Long term debt                                                        2,922,719
                                                                            ---------------                  -------------
             Total liabilities                                                   5,208,271                      1,675,771
                                                                            ---------------                  -------------

           Stockholders' equity:

           Common stock                                                             72,059                         72,059
           Additional paid-in capital                                           15,439,421                     15,439,421
           Retained earnings                                                     1,412,768                      1,558,385
                                                                            ---------------                  -------------

             Total stockholders' equity                                         16,924,248                     17,069,865
                                                                            ---------------                  -------------

                       Total liabilities and stockholders' equity           $   22,132,519                     18,745,636
                                                                            ===============                  =============



          See accompanying Notes to Consolidated Financial Statements.

      Item 1.  Financial Statements.

                       KVH INDUSTRIES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                       Three months ended
                                                                            March 31,
                                                                   1999                    1998
                                                            -------------------      -----------------

                     Net sales                               $       5,973,170
                                                                                            4,128,601
                     Cost of sales
                                                                     3,769,758              2,998,419
                                                            -------------------      -----------------

                     Gross profit                                    2,203,412              1,130,182
                     Operating expenses:
                     Research & development
                                                                       869,541                851,052
                     Sales and marketing                             1,152,731              1,102,654
                     Administration                                                           632,337
                                                                       569,183
                                                            -------------------      -----------------

                     Loss from operations                             (388,043)            (1,455,861)

                     Other income (expense):
                     Other income (expense)                              4,546                 (2,071)

                     Interest (expense) income, net                      (100)
                                                                                               29,935
                     Foreign currency  gain
                                                                        11,170                  1,665
                                                            -------------------      -----------------
                                                                      (372,427)            (1,426,332)
                     Loss before income tax benefit

                     Income tax benefit                                226,810                529,613
                                                            ===================      =================

                     Net loss                                $        (145,617)              (896,719)
                                                            ===================      =================

                     Per share information:
                     Loss per share
                     Basic                                   $           (0.02)                 (0.13)
                     Diluted                                 $           (0.02)                 (0.13)
                     Number of shares used in per share calculation:
                     Basic                                           7,205,928              7,086,228
                     Diluted                                         7,205,928              7,086,228


          See accompanying Notes to Consolidated Financial Statements.

Item 1. Financial Statements.

                       KVH INDUSTRIES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                           Three months ended
                                                                                                March 31,
                                                                                      1999                    1998
                                                                              -----------------       ------------------
          Cash flow from operations:
          Net loss                                                                $  (145,617)              (896,719)

          Adjustments to reconcile net loss to net cash used in operating activities:


          Depreciation and amortization                                                203,080                 184,357

          Provision for deferred taxes                                               (148,748)                (597,393)

          (Increase) decrease in accounts receivable, net                          (1,540,259)               1,499,530
          Increase in income taxes receivable                                         (79,443)                      --

          Decrease in costs and estimated earnings in
          excess of billings on uncompleted contracts                                  546,515                   29,521
          Increase in inventories                                                    (168,128)                (557,873)
          (Increase) decrease in prepaid expenses and other deposits                  (19,991)                   49,384
          Increase (decrease) in accounts payables                                     456,514                (223,681)
          Increase (decrease) in accrued expenses                                       81,899                (250,990)
          Decrease in customer deposits                                                                        (25,068)
                                                                                           --
                                                                              -----------------       ------------------

          Net cash used in operating activities                                      (814,178)                (788,932)
                                                                              -----------------       ------------------

          Cash flow from investing activities:
          Capital expenditures                                                       (427,797)                (245,382)
                                                                              -----------------       ------------------

          Cash flow from financing activities:
          Proceeds from long term debt                                               3,000,000                      --

          Repayments of  long term debt                                                (5,913)                      --

          Repayments of obligations under capital lease                                     --                  (2,159)

          Proceeds from exercise of stock options                                           --                      985

                                                                              -----------------       ------------------

          Net cash provided by  (used in) financing activities                       2,994,087                  (1,174)
                                                                              -----------------       ------------------

          Net increase (decrease) in cash and cash equivalents                       1,752,112
                                                                                                            (1,035,488)
                                                                              -----------------       ------------------

          Cash and cash equivalents beginning of period                              1,239,227                4,757,614

          Cash and cash equivalents end of period                              $     2,991,339                3,722,126
                                                                              =================       ==================

          Supplement disclosure of cash flow information
          Cash paid during the period for interest
                                                                              $     30,108                    2,961

          Cash paid during the period for income tax
                                                                              $      1,130                       --



          See accompanying Notes to Consolidated Financial Statements.

Item 1.  Financial Statements.

                       KVH INDUSTRIES, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                             March 31, 1999 and 1998
                                   (Unaudited)


      (1) The accompanying consolidated financial statements of KVH Industries, Inc. and subsidiary (the "Company") for the three-month periods ended March 31, 1999 and 1998 have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q and
      Article 10 of Regulation S-X. The consolidated financial statements presented have not been audited by independent public accountants, but include all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations and cash flows for such periods. These consolidated financial statements do not include all disclosures associated with annual financial statements and accordingly should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K dated March 24, 1999 as filed with the Securities and Exchange Commission, a copy of which is available from the Company upon request. The results for the three months ended March 31, 1999 are not necessarily indicative of the operating results for the remainder of the year.

       (2) Inventories at March 31, 1999 and December 31, 1998 include the costs of material, labor and factory overhead. Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                                           1999                    1998
         Raw materials               $ 2,220,019              $2,178,265
         Work in process                 774,264                 461,798
         Finished goods                  564,632                 750,724
                                      $3,558,915              $3,390,787

      Defense project inventories are included in the balance sheet caption "Costs and estimated earnings in excess of billings on uncompleted contracts." Defense project inventories amounted to $44,327 and $139,930 at March 31, 1999 and December 31, 1998, respectively. Defense contracts provide for project costs reimbursement as costs are incurred, through monthly invoicing of vouchers or progress billings.

      (3) On January 11, 1999, the Company entered into a mortgage loan in the amount of $3,000,000 with a life insurance company. The note term is 10 years, with a principal amortization of 20 years at a fixed rate of interest of 7%. Due to the difference in the term of the note and the amortization of principal, a balloon payment is due on February 1, 2009, in the amount of $2,014,716.

      (4.) The first quarter provision for income taxes includes a tax benefit of $79,443 resulting from the realization of the difference between the 1998 estimated income tax refund and the actual refund. Excluding the effect of this benefit, the Company's effective tax rate for the three months ended March 31, 1999 is approximately 40%. The difference between the Company's effective tax rate and the statutory tax rate is due primarily to state income taxes.

       (5) Net loss per common share. The computation of the loss per share for the three-month periods ended March 31, 1999 and 1998 excludes the effect of potential common stock, as the effect would be antidilutive. See
      Exhibit 11 for a reconciliation of the weighted-average number of shares outstanding used in the computation of the basic loss per common share.

       Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


      "Safe Harbor" statement under the Private Securities Litigation Reform Act of 1995.

      With the exception of historical information, the matters discussed in this Quarterly Report on Form 10-Q include certain forward-looking statements that are subject to certain risks and uncertainties that could cause actual results to differ materially from those stated. These forward-looking statements reflect management's opinions only as of the date hereof, and KVH Industries, Inc. assumes no obligation to update this information. Risks and uncertainties include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations Forward Looking Statements - `Risk Factors.'" Shareholders of the Company are cautioned not to place undue reliance on forward-looking statements made in the Quarterly Report on Form 10-Q. This report should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K dated March 24, 1999. These reports are filed with the Securities and Exchange Commission and copies are available from the Company upon request or through the Company's web site at HTTP://WWW.KVH.COM.

      Results of Operations

      Overview - The Company develops, manufactures and markets digital navigation, fiber optic sensor and mobile satellite communications products for commercial, military and recreational marine applications. Products developed by the Company provide accurate, real-time heading, orientation and position data and are based on the Company's proprietary sensor technology, robotics, and autocalibration and applications software. In 1982, the Company introduced the world's first commercial digital fluxgate compass and focused primarily on commercial marine navigation product development until 1985, when the U.S. military first used its compasses. A tactical navigation system KVH developed in 1991 for U.S. land military vehicles in the Persian Gulf War combined the Company's sensor and autocalibration technologies, and subsequently the Company developed a tactical navigation product line that is marketed to militaries throughout the world. The Company entered the mobile satellite communications market in 1993 by introducing an active-stabilized antenna-aiming system and subsequently creating a marine product line that delivers mobile television reception in North America and Europe and fax, voice and data communications worldwide via Inmarsat-3 mini-M satellites. In February 1999, the Company further expanded its mobile satellite communications product line by introducing a system that delivers mobile television reception to land vehicles such as RVs, motor coaches, SUVs, vans, buses and long-haul trucks. The Company markets its integrated communications systems directly to end-users through an established international dealer network. To advance its technological capabilities and expand its markets, in 1997 the Company acquired the assets of Andrew Corporation's fiber optic research group. The Company is integrating its fiber optic gyroscopes (FOGs) with existing product lines, particularly in defense navigation, and marketing FOGs to OEM customers.

      Net loss per share - Net loss and loss per share for the three-month periods ended March 31 were $145,617 or $.02 per share in 1999 and $896,719 or $0.13 per share in 1998. Operating losses in 1999 were attributable primarily to ongoing expenses related to FOG integration and development. The Company believes that there is a strong demand for high-accuracy, FOG-based products in the military sector and is continuing to spend research and development funds to accelerate the integration of fiber optic technology into its defense product offerings. The Company anticipates that reduced FOG revenue and fixed FOG operating costs over the next 9 to 12 months will continue to adversely affect financial results. The Company forecasts that it will continue to experience losses for the remainder of the year due to the FOG investment and continuing new product development and selling expenses as new products are introduced into the marketplace.

      Net sales - Net sales for the 1999 first quarter were $5,973,170, a 45% increase over first-quarter 1998 revenues of $4,128,601. The increase is due primarily to a $1.8 million order that increased overall quarter-to-quarter military navigation sales by $1.5 million. Total navigation sales increased 35 percent in the 1999 first quarter to $3.5 million from $2.6 million in 1998. Communication sales grew to $2,433,209 or 60% above $1,520,008 in last year's first quarter, fueled by sales of two new communications products introduced in this year's first quarter. Fiber optic sales declined by $281,885 or 43% below last year's first quarter, reflecting the withdrawal from the bus navigation market. The Company anticipates that communications sales will continue to accelerate, while defense sales will moderate.

      Gross profit - Gross profit is comprised of revenues less the cost of materials, direct labor, manufacturing overheads and warranty costs. First-quarter gross profit increased 95% to $2,203,412 in 1999 from $1,130,182 in 1998. Gross profit as a percentage of net sales increased to 37% in 1999 from 27% of net sales in the prior year. Gross profit improvement reflects the decrease of manufacturing overheads as a percentage of sales of 6% and improved product costs amounting to 4% of net sales. Product cost improvements resulted from the introduction of new communication product offerings as well as the positive impact of increased sales volumes of higher margin defense products. The Company anticipates that gross profit will decrease as the mix of product revenues begins to shift away from higher margin navigation products towards lower margin communications products. Additional negative pressure will be placed on gross profit due to fiber optic sales volumes that to date have failed to offset manufacturing spending.

      Operating expenses - Research and development expense increased 2% in the 1999 quarter to $869,541 from $851,052 in 1998 due to continued costs for fiber optic integration and development. The Company's present fiber optic emphasis is in defense applications, a market that the Company feels can provide significant sales volumes over a number of years. The 5% increase in sales and marketing expense to $1,152,731 in 1999 from $1,102,654 in 1998 was due to the costs of launching new communication products. General and administrative expenses decreased 10% to $569,183 from $632,337 due to staffing reallocations to operating departments. The Company anticipates that R&D and sales and marketing expenses will increase as the year progresses as new products are developed and released into the marketplace. Administrative costs are anticipated to remain at current levels throughout the remainder of the year.

      Other income (expense) - Other income (expense) is made up of interest income and expense, other income and expense and foreign currency translation gains and losses.

      Income tax benefit - The first-quarter income tax benefit reflects the realization of the tax benefit associated with the current quarter's loss and the recognition of the difference between the estimated 1998 tax refund and the actual tax refund per the 1998 income tax filing.

      Liquidity and capital resources

      Working Capital - Working capital increased by $2,552,385 in the first three months of 1999 from December 31, 1998. Cash and cash equivalents were $2,991,339 and $1,239,227 at March 31, 1999 and December 31, 1998,
      respectively. The increase in capital resources reflects the mortgage financing of the Company's headquarters in Middletown, Rhode Island, in the amount of $3,000,000.

      On September 29, 1998, the Company renewed a $2,500,000 revolving credit agreement with its bank. The credit agreement expires on June 30, 1999. Borrowings are secured by substantially all of the assets of the Company, except for land, building and improvements. At March 31, 1999, the Company had $2,500,000 of unused borrowings with its bank to be drawn upon as needed.

      Capital expenditures - Fixed assets purchases amounted to $427,797 in the first three months of 1999. Fixed asset acquisitions are primarily the purchases of a year 2000-compliant computer system, leasehold improvements to meet the specialized demands of FOG manufacturing and tooling associated with new products.

      The Company believes that existing cash balances amounts available under its revolving credit facility and funds generated from the mortgage will be sufficient to meet anticipated liquidity and working capital requirements for 1999. If the Company decides to expand more rapidly, to broaden or enhance its products more rapidly, to acquire businesses or technologies or to make other significant expenditures to remain competitive, then it may need to raise additional funds.

      Other Matters

      Year 2000 - The Company has evaluated the impact of the year 2000 issue as it relates to its navigation and communications products, both sold or intended to sell, and has concluded that the Company's products are not affected by year 2000 operating issues. The Company has also assessed its software and computer systems, ensuring that its computer software and hardware are year 2000 compliant. The most significant element of this process is the upgrading of its enterprise resource planning system at a cost of approximately $0.8 million, of which approximately $0.6 million has been spent to date. The Company is contacting its customers, suppliers, and financial institutions, with which it does business, to ensure that any year 2000 issue is resolved. While there can be no assurance that the systems of other companies will be year 2000 compliant, the Company has no knowledge of any such third party year 2000 issues that would result in a material adverse affect on its operations. Should the Company become aware of any such situation, contingency plans will be developed. The Company could be adversely affected should the Company or other entities with whom the Company conducts business be unsuccessful in resolving year 2000 issues in a timely manner. The Company estimates that it was 90% complete at March 31, 1999, in implementing its new system and believes it will be year 2000 compliant by the first half of 1999. The Company believes the cost of becoming year 2000 compliant will not have a material adverse effect on the Company's financial condition, results of operations or liquidity.

      Recent Accounting Pronouncements - The Financial Accounting Standards Board ("FASB") recently issued Statement of Financial Accounting Standards Number 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging, requiring recognition of all derivatives as either assets or liabilities in the statement of financial position measured at fair value. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The effect of adopting SFAS 133 is not expected to have a material impact on the Company's financial condition, results of operations or cash flows.

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

      Other factors that could cause actual results to differ materially from the results anticipated by management include:

         FOG Acquisition. The additional personnel and operating expenses associated with the acquisition of FOG technology and assets from Andrew Corporation in October 1997 added significant costs to the Company's operations. As the Company continues the process of integrating FOG sensors into current product offerings and identifying new, untapped markets for existing FOG products, it expects FOG-related costs to remain level or increase. Although the Company believes FOG sensor technology shows great promise, to date the Company has been successful in marketing only small quantities of products and it does not anticipate that FOG-enhanced products will provide significant revenues for the next 9 to 12 months. The Company is designing its FOG-enhanced products to meet what it believes are customer performance and price criteria; however, at this early stage of product development and market introduction the Company can provide no assurance that these objectives will be met or that competing technologies will not be developed that may supercede FOG technology. The occurrence of any of these factors could have a material adverse effect on the Company's business, financial condition and results of operations.

         Sales cycles for the Company's TACNAV and TACNAV Light systems for military navigation applications are long and difficult to predict, resulting in a variable revenue stream from this market. Military revenues decreased in 1998 from 1997 and the Company anticipates that 1999 defense revenues will remain relatively flat.



      Part II. Other Information

      Item 1. Legal Proceedings.

         None

      Item 6. Exhibits and reports on Form 8-K.

         1. Exhibit 11 - Computation of Loss Per Common Share: Three Months Ended March 31, 1999 and 1998.

         2. Exhibit 27 - Financial Data Schedule: Three Months Ended March 31, 1999.

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

      Date: April 22, 1999