Form 10-Q
period 1999-06-30
KVH INDUSTRIES INC \DE\
filed 1999-08-06
CIK 1007587

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

                  For the quarterly period ended June 30, 1999

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


                               (401) - 847 - 3327
               (Registrant's telephone number, including area code)



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __


     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

     Date                        Class                     Outstanding shares

July 14, 1999    Common Stock, par value $0.01 per, share       7,262,159

                      KVH INDUSTRIES, INC. AND SUBSIDIARY
                                      INDEX



                                                                        Page No.
PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

              Consolidated Balance Sheets as of  June 30, 1999 and
              December 31, 1998                                              3

              Consolidated Statements of  Operations for the three and
              six months ended June 30, 1999 and  1998                       4

              Consolidated Statements of Cash Flows for the
              six months ended June 30, 1999 and  1998                       5

              Notes to Consolidated Financial Statements                     6


     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS                  7

PART II.  OTHER INFORMATION                                                 10

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                              10

SIGNATURES                                                                  10

Part I. Financial Information

Item 1.  Financial Statements.


                                                  KVH INDUSTRIES, INC. AND SUBSIDIARY
                                                      CONSOLIDATED BALANCE SHEETS



                                                                   June 30, 1999            December 31, 1998
                                                                    (Unaudited)                 (Audited)
                                                                  ----------------         --------------------

Assets:

Current assets:
Cash and cash equivalents                                          $    3,906,950                 1,239,227
Accounts receivable, net                                                4,713,175                 3,106,414
Income taxes receivable                                                                           1,062,494
Costs and estimated earnings in excess of
  billings on uncompleted contracts                                       232,606                   768,156
Inventories                                                             3,832,117                 3,390,787
Prepaid expenses and other deposits                                       380,694                   360,346
Deferred income taxes                                                     382,905                   234,158
                                                                     -------------             -------------

    Total current assets                                               13,448,447                10,161,582
                                                                     -------------             -------------

Property and equipment, net                                             7,400,838                 7,186,539
Other assets, less accumulated amortization                               904,308                   972,365
Deferred income taxes                                                     689,932                   425,150
                                                                     -------------             -------------

        Total assets                                               $   22,443,525                18,745,636
                                                                     =============             =============

Liabilities and stockholders' equity:

Current liabilities:
Current portion long term debt                                     $       71,368
Accounts payable                                                        1,843,513                   853,238
Accrued expenses                                                          942,922                   822,533
                                                                     -------------             -------------

    Total current liabilities                                           2,857,803                 1,675,771
                                                                     -------------             -------------

Long term debt                                                          2,904,982
                                                                     -------------             -------------

    Total liabilities                                                   5,762,785                 1,675,771
                                                                     -------------             -------------

Stockholders' equity:
Common stock                                                               72,622                    72,059
Additional  paid-in capital                                            15,502,470                15,439,421
Retained earnings                                                       1,105,648                 1,558,385
                                                                     -------------             -------------

    Total stockholders' equity                                         16,680,740                17,069,865
                                                                     -------------             -------------

        Total liabilities and stockholders'equity                  $   22,443,525                18,745,636

                                                                     =============             =============


                                     See accompanying Notes to Consolidated Financial Statements.

Item 1.  Financial Statements.


                                                      KVH INDUSTRIES, INC. AND SUBSIDIARY
                                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                  (Unaudited)




                                                Three months ended                   Six months ended
                                                     June 30,                            June 30,
                                            ----------------------------        -------------------------------
                                                1999           1998                 1999           1998
                                            -------------  -------------        -------------  ----------------

Net sales                                 $    6,525,644      6,470,240           12,498,814     10,598,841
Cost of sales                                  4,283,824      4,079,633            8,053,582      7,078,052
                                            -------------  -------------        -------------  -------------
Gross profit                                   2,241,820      2,390,607            4,445,232      3,520,789

Operating expenses:
Research & development                         1,040,299      1,181,868            1,909,840      2,032,920
Sales & marketing                              1,241,469      1,172,569            2,394,200      2,275,223
Administration                                   482,776        631,615            1,051,959      1,263,952
                                            -------------  -------------        -------------  -------------
Loss from operations                            (522,724 )     (595,445 )           (910,767 )   (2,051,306 )

Other income (expense):
Other income                                         904         47,401                5,450         45,377
Interest (expense) income, net                   (14,173 )       17,738              (14,273 )       47,673
Foreign currency gain                             45,308        107,417               56,478        109,082
                                            -------------  -------------        -------------  -------------
Loss before income tax benefit                  (490,685 )     (422,889 )           (863,112 )   (1,849,174 )

Income tax benefit                               183,565        175,560              410,375        705,173
                                            =============  =============        =============  =============
Net loss                                  $     (307,120 )     (247,329 )           (452,737 )   (1,144,001 )
                                            =============  =============        =============  =============

Per share information:
Loss per share
Basic                                     $        (0.04 )        (0.03 )              (0.06 )        (0.16 )
Diluted                                   $        (0.04 )        (0.03 )              (0.06 )        (0.16 )

Number of shares used in per share calculation:
Basic                                          7,207,007      7,109,856            7,206,474      7,098,107
Diluted                                        7,207,007      7,109,856            7,206,474      7,098,107


                                      See accompanying Notes to Consolidated Financial Statements

Item 1. Financial Statements.


                                                  KVH INDUSTRIES, INC. AND SUBSIDIARY
                                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                              (Unaudited)



                                                                          Six months ended June 30,
                                                                     -------------------------------------

                                                                         1999                   1998
                                                                     --------------         --------------
Cash flow from operations:
Net loss                                                           $      (452,737 )           (1,144,001 )
Adjustments to reconcile net loss to net cash provided by
   (used in) operating activities:
Depreciation and amortization                                              460,562                389,217
Provision for deferred taxes                                              (413,529 )             (826,783 )
Increase in accounts  receivable, net                                   (1,606,761 )              (53,508 )
Decrease in income taxes receivable                                      1,062,494                      -
Decrease (increase) in costs and estimated earnings in
  excess of billings on uncompleted  contracts                             535,550               (471,669 )
Increase in inventories                                                   (441,330 )             (784,563 )
Increase in prepaid expenses and other deposits                            (20,348 )              (23,697 )
Increase in accounts payable                                               990,275                833,236
Increase (decrease) in accrued expenses                                    120,389                (87,960 )
Decrease in customer deposits                                                    -                (25,068 )
                                                                     --------------         --------------

Net cash provided by (used in) operating activities                        234,565             (2,194,796 )
                                                                     --------------         --------------

Cash flow from investing activities:
Capital expenditures                                                      (606,804 )             (963,254 )
                                                                     --------------         --------------

Cash flow from financing activities:
Proceeds from long term debt                                             3,000,000                      -
Repayments of long term debt                                               (23,650 )                    -
Repayments of obligations under capital lease                                    -                 (7,278 )
Proceeds from exercise of stock options                                     63,612                 78,567
                                                                     --------------         --------------

Net cash provided by  financing activities                               3,039,962                 71,289
                                                                     --------------         --------------

Net increase (decrease) in cash and cash equivalents                     2,667,723             (3,086,761 )
                                                                     --------------         --------------

Cash and cash equivalents beginning of period                            1,239,227              4,757,614
                                                                     --------------         --------------

Cash and cash equivalents end of period                            $     3,906,950              1,670,853
                                                                     ==============         ==============

Supplement disclosure of cash flow information:
Cash paid during the period for interest                           $        14,173                  4,565
Cash paid during the period for income tax                         $             -                 6,600





                                     See accompanying Notes to Consolidated Financial Statements.

Item 1.  Financial Statements.


                       KVH INDUSTRIES, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                             June 30, 1999 and 1998
                                   (Unaudited)





     (1) The accompanying consolidated financial statements of KVH Industries, Inc. and subsidiary (the "Company") for the three- and six-month periods ended June 30, 1999 and 1998 have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The consolidated financial statements presented have not been audited by independent public accountants, but include all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations and cash flows for such periods. These consolidated financial statements do not include all disclosures associated with annual financial statements and accordingly should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K dated March 24, 1999 as filed with the Securities and Exchange Commission, a copy of which is available from the Company upon request. The results for the three and six months ended June 30, 1999 are not necessarily indicative of the operating results for the remainder of the year.

     (2) Inventories at June 30, 1999 and December 31, 1998 include the costs of material, labor and factory overhead. Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following.

                                          1999                        1998
                                    ---------------              -------------
           Raw materials           $    2,689,968                  2,178,265
           Work in process                317,554                    461,798
           Finished goods                 824,595                    750,724
                                       ============              =============
                                   $    3,832,117                  3,390,787
                                       ============              =============


     Defense project inventories are included in the balance sheet caption Costs and estimated earnings in excess of billings on uncompleted contracts. Defense project inventories amounted to $125,437 and $139,930 at June 30, 1999 and December 31, 1998, respectively. Defense contracts provide for project costs reimbursement as costs are incurred, through monthly invoicing of vouchers or progress billings.

     (3) On January 11, 1999, the Company entered into a mortgage loan in the amount of $3,000,000 with a life insurance company. The note term is 10 years, with a principal amortization of 20 years at a fixed rate of interest of 7%. Due to the difference in the term of the note and the amortization of principal, a balloon payment is due on February 1, 2009, in the amount of $2,014,716.

     (4) The first quarter provision for income taxes included a tax benefit of $79,443 resulting from the realization of the difference between the 1998 estimated income tax refund and the actual refund. Excluding the effect of this benefit, the Company's effective tax rate for the six months ended June 30, 1999, is approximately 38%. The difference between the Company's effective tax rate and the statutory tax rate is due primarily to state income taxes.

     (5) Net loss per common share. The computation of the loss per share for the six-month periods ended June 30, 1999 and 1998 excludes the effect of potential common stock, as the effect would be antidilutive. See Exhibit 11 for a reconciliation of the weighted-average number of shares outstanding used in the computation of the basic loss per common share.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Safe Harbor statement under the Private Securities Litigation Reform Act of 1995

With the exception of historical information, the matters discussed in this Quarterly Report on Form 10-Q include certain forward-looking statements that are subject to certain risks and uncertainties that could cause actual results to differ materially from those stated. These forward-looking statements reflect management's opinions only as of the date hereof, and KVH Industries, Inc. assumes no obligation to update this information. Risks and uncertainties include, but are not limited to, those discussed in the section entitled
"Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward Looking Statements - Risk Factors." Shareholders of the Company are cautioned not to place undue reliance on forward-looking statements made in the Quarterly Report on Form 10-Q. This report should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K dated March 24, 1999, and the Quarterly Report on Form 10-Q dated April 22, 1999. These reports are filed with the Securities and Exchange Commission and copies are available from the Company upon request or through the Company's web site at http://www.kvh.com.


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

     Net loss results - For the three-month periods ended June 30, net losses were $307,120 or $.04 a share in 1999 and $247,329 or $.03 a share in 1998.
Second-quarter 1999 losses are attributable primarily to the combined effect of fixed overhead costs and reduced revenues for FOGs, plus a decline in high-margin defense sales. Net losses for the six-month periods ended June 30, 1999 and 1998, were $452,737 or $.06 a share and $1,144,001 or $.16 a share, respectively. The improvement in the six-month period resulted from a 53% increase in communications revenues and a 4% reduction in operating expenses.

     Net sales - Net sales of $6,525,644 for the 1999 second quarter were up slightly compared to $6,470,240 in the 1998 quarter. A 48% growth in communications sales offset a 23% decline in navigation sales from the 1998 quarter. Communications and navigation sales comprised 49% and 51%, respectively, of total revenues in the 1999 second quarter compared to 1998 when communications contributed 33% and navigation 67% to the revenue mix. Sales of TracVision LM, TracVision 3 and the TracVision Cruiser that was introduced in the second quarter were primary contributors to communications revenue growth. Overall TracVision orders increased more than two-fold over the 1998 quarter. The decline in navigation orders is due primarily to fluctuations in high-margin military orders, which had an overall adverse impact on profit of $0.4 million. Second-quarter FOG sales decreased 57% in 1999 from 1998 due to a shift in focus to more promising markets from bus navigation.

     Total revenues for the 1999 six-month period grew 18% to $12,498,814 from $10,598,841 in 1998. The increase is attributable to strong sales of two new communications products introduced in the first quarter, TracVision LM, TracVision 3 and strong first-quarter military sales. Six-month revenues were also adversely affected by an anticipated variation in FOG sales.

     Gross profit - Gross profit is comprised of revenues less the cost of materials, direct labor, manufacturing overheads and warranty costs. Second-quarter gross profit declined 6% to $2,241,820 in 1999 from $2,390,607 in 1998. As a percentage of sales, gross profit declined to 34% in 1999 from 37% in 1998. Adverse effects on gross profit from manufacturing overhead spending increases and changes in the product mix from high-margin military sales to lower-margin communications sales were offset to some degree by reductions in direct product cost of sales. Gross profit for the six-month periods increased to $4,445,232 in 1999 from $3,520,789 in 1998, or 36% and 33%, respectively, as a percentage of sales, as strong military sales in the 1999 first quarter and reductions in direct product cost of sales helped offset the impact of high FOG manufacturing costs and the impact of a 16% revenue shift to lower margin communication products.

     Operating expenses - Operating expenses decreased 7% in the 1999 quarter to $2,764,544 from $2,986,052 in 1998. Expenses for research and development and for administration decreased 12% and 24%, respectively, and sales and marketing expense increased 6% during the quarter. In the six-month periods ended June 30, 1999 and 1998, operating expenses were $5,355,999 and $5,572,095, respectively. For the six months, research and development expenses declined 6%, administration costs decreased 17% and sales and marketing increased 5%. In both the second-quarter and six-month periods for 1999, decreases in research and development and administration were attributable primarily to cost reductions begun in July 1998. Sales and marketing increases during the three- and six-month periods were due to costs for introducing new products and building new distribution networks for the land mobile market, which the company just entered in the first quarter of 1999.

     Other income (expense) - Other income (expense) is made up of interest income and expense, other income and expense and foreign currency translation gains and losses.

     Income tax benefit - The second-quarter income tax benefit reflects the net operating loss carryforward associated with the second quarter operating loss. The 1999 six-month period includes a tax benefit associated with the year-to-date loss and the recognition of the difference between the estimated 1998 tax refund and the actual tax refund.

Liquidity and capital resources

     Working Capital - Working capital increased $2,104,833 in the first six months of 1999 from December 31, 1998. Cash and cash equivalents were $3,906,950 and $1,239,227 at June 30, 1999 and December 31, 1998, respectively. The increase in working capital resulted from the mortgage financing of the Company's headquarters in Middletown, Rhode Island, in the amount of $3,000,000 (see Note 3, "Notes to Consolidated Financial Statements").

     On July 30, 1999, the Company renewed a $2,500,000 revolving credit agreement with its bank for a period of one year. The credit agreement expires on July 30, 2000. Borrowings are secured by substantially all of the assets of the Company, except for land, building and improvements. At June 30, 1999, the Company had $2,500,000 of unused borrowings with its bank to be drawn upon as needed.

     Capital expenditures - Fixed assets purchases amounted to $606,804 in the 1999 second quarter. The acquired fixed assets included purchase of a year 2000-compliant computer system and tooling associated with new products.

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


Other Matters

     Year 2000 - The Company has evaluated the impact of the year 2000 issue as it relates to its navigation and communications products, both sold or intended to sell, and has concluded that the Company's products are not affected by year 2000 operating issues. After assessing its software and computer systems for year 2000 compliance, the company instituted an upgrade of its enterprise resource planning system at a cost of approximately $0.8 million, of which approximately $0.7 million has been spent to date. Implementation of the new system occurred in July 1999 and the Company believes it is now fully year 2000 compliant. The Company is contacting its customers, suppliers, and financial institutions, with which it does business, to ensure that any year 2000 issue is resolved. While there can be no assurance that the systems of other companies will be year 2000 compliant, the Company has no knowledge of any such third party year 2000 issues that would result in a material adverse affect on its operations. Should the Company become aware of any such situation, contingency plans will be developed. The Company could be adversely affected should the Company or other entities with whom the Company conducts business be unsuccessful in resolving year 2000 issues in a timely manner. The Company believes the cost of becoming year 2000 compliant will not have a material adverse effect on the Company's financial condition, results of operations or liquidity.

     Inflation - The Company believes that inflation has not had a material effect on the results of its operations.

     Recent Accounting Pronouncements - In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards Number 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging. It requires that all derivatives be recognized as either assets or liabilities at fair value and establishes specific criteria for the use of hedge accounting. The Company's required adoption date is January 1, 2001. SFAS No. 133 is not to be applied retroactively to financial statements of prior periods. The Company expects no material adverse effect on consolidated results of operations, financial position or cash flows upon adoption of SFAS No. 133, but does expect a small reduction in stockholders' equity.


Forward Looking Statements - "Risk Factors"

     This "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements that are subject to a number of risks and uncertainties. Among the important factors that could cause actual results to differ materially from those anticipated by the statements above are the following:

     The Company's products target two industries that are subject to volatility, risks and uncertainties. The communications industry is experiencing rapid growth fueled by strong worldwide demand and buffeted by competing formats and rapid, unpredictable technology changes. The defense industry historically experiences variability in supply and demand related to international conditions, national politics, budget decisions and technology changes, all of which are difficult or impossible to predict. Factors in both industries could affect the Company's ability to effectively meet prevailing market conditions. To position itself in these uncertain industries, the Company has taken a number of steps that include, but are not limited to: acquisition of the fiber optic technology and development of new related products; ongoing analysis of potential technology advances; staff reductions and reallocations; improved operational efficiencies; inventory reduction; recruiting key personnel; and implementing cost controls. There can be no assurance that the objectives of these development and cost-reduction activities will be achieved.

     Other factors that could cause actual results to differ materially from the results anticipated by management include:

     FOG Acquisition. The additional personnel and operating expenses associated with the acquisition of FOG technology and assets from Andrew Corporation in October 1997 added significant costs to the Company's operations. As the Company continues the process of integrating FOG sensors into current product offerings and identifying new, untapped markets for existing FOG products, it expects FOG-related costs to remain level or increase. Although the Company believes FOG sensor technology shows great promise, to date the Company has been successful in marketing only small quantities of products and it does not anticipate that FOG-enhanced products will provide significant revenues for the next six months or longer. The Company is designing its FOG-enhanced products to meet what it believes are customer performance and price criteria; however, at this early stage of product development and market introduction the Company can provide no assurance that these objectives will be met or that competing technologies will not be developed that may supercede FOG technology. The occurrence of any of these factors could have a material adverse effect on the Company's business, financial condition and results of operations.

     Sales cycles for the Company's TACNAV and TACNAV Light systems for military navigation applications are long and difficult to predict, resulting in a variable revenue stream from this market. Military revenues decreased in 1998 from 1997 and the Company anticipates that 1999 defense revenues will remain relatively flat.


Part II. Other Information

Item 1. Legal Proceedings.

         None.

Item 6. Exhibits and reports on Form 8-K.

1. Exhibit 11 - Computation of Earnings Per Common Share: Three and Six Months Ended June 30, 1999 and 1998.

2.  Exhibit 27 - Financial Data Schedule: Six Months Ended June 30, 1999.

3. No reports on Form 8-K were filed during the quarter for which this report was filed.



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KVH Industries, Inc.

By: /s/ Richard C. Forsyth
  Richard C. Forsyth
(Chief Financial and Accounting Officer)

Date: July 30, 1999