Form 10-Q
period 1999-09-30
KVH INDUSTRIES INC \DE\
filed 1999-10-27
CIK 1007587

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended September 30, 1999

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

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

     Date               Class                            Outstanding shares

October 20, 1999  Common Stock, par value $0.01 per, share    7,262,834

                       KVH INDUSTRIES, INC. AND SUBSIDIARY

                                      INDEX

                                                                                       Page No.

PART I.  FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                  Consolidated Balance Sheets as of  September 30, 1999 and
                  December 31, 1998                                                           3

                  Consolidated Statements of  Operations for the three and

                  nine months ended September 30, 1999 and  1998                              4

                  Consolidated Statements of Cash Flows for the

                  nine months ended September 30, 1999 and  1998                              5

                  Notes to Consolidated Financial Statements                                  6

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS                               7

PART II.  OTHER INFORMATION                                                                  11

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                           11

SIGNATURES                                                                                   11

Part I. Financial Information

Item 1.  Financial Statements.

                       KVH INDUSTRIES, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                  September 30,               December 31,
                                                                      1999                         1998

                                                                   (Unaudited)                  (Audited)

                                                                ------------------         --------------------

Assets:

Current assets:

Cash and cash equivalents                                          $    3,276,345                 1,239,227
Accounts receivable, net                                                3,357,046                 3,106,414
Income taxes receivable                                                         -                 1,062,494
Costs and estimated earnings in excess of

  billings on uncompleted contracts                                       690,766                   768,156
Inventories                                                             3,643,286                 3,390,787
Prepaid expenses and other deposits                                       347,073                   360,346
Deferred income taxes                                                     382,905                   234,158
                                                                     -------------             -------------

    Total current assets                                               11,697,421                10,161,582
                                                                     -------------             -------------

Property and equipment, net                                             7,489,026                 7,186,539
Other assets, less accumulated amortization                               870,571                   972,365
Deferred income taxes                                                   1,227,091                   425,150
                                                                     -------------             -------------

        Total assets                                               $   21,284,109                18,745,636
                                                                     =============             =============

Liabilities and stockholders' equity:

Current liabilities:

Current portion long term debt                                     $       71,368                         -
Accounts payable                                                        1,892,416                   853,238
Accrued expenses                                                          793,521                   822,533
                                                                     -------------             -------------

    Total current liabilities                                           2,757,305                 1,675,771
                                                                     -------------             -------------

Long term debt                                                          2,887,244                         -
                                                                     -------------             -------------

    Total liabilities                                                   5,644,549                 1,675,771
                                                                     -------------             -------------

Stockholders' equity:

Common stock                                                               72,628                    72,059
Additional  paid-in capital                                            15,502,868                15,439,421
Retained earnings                                                          64,064                 1,558,385
                                                                     -------------             -------------

    Total stockholders' equity                                         15,639,560                17,069,865
                                                                     -------------             -------------
 Total liabilities and stockholders' equity                         $   21,284,109                18,745,636
                                                                     =============             =============


          See accompanying Notes to Consolidated Financial Statements.

 Item 1.  Financial Statements.

                       KVH INDUSTRIES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                 Three months ended                 Nine months ended
                                                   September 30,                       September 30,

                                            ----------------------------        ----------------------------
                                                1999           1998                 1999           1998
                                            -------------  -------------        -------------  -------------

Net sales                                 $    4,781,389      5,307,323           17,280,203     15,906,164
Cost of sales                                  3,295,606      3,142,975           11,349,188     10,221,027
                                            -------------  -------------        -------------  -------------
Gross profit                                   1,485,783      2,164,348            5,931,015      5,685,137

Operating expenses:

Research & development                         1,158,263        908,266            3,068,103      2,941,186
Sales & marketing                              1,389,290        883,193            3,783,490      3,158,416
Administration                                   524,340        433,999            1,576,299      1,697,951
                                            -------------  -------------        -------------  -------------

Loss from operations                          (1,586,110)      (61,110)           (2,496,877)   (2,112,416)

Other (income) expense:

Other  (income) expense                           (5,200)       39,487               (10,650)       (5,890)
Interest expense (income), net                    15,465             -                29,738       (47,673)
Foreign currency gain                            (16,282)      (67,393)              (72,760)     (176,475)
                                            -------------  -------------        -------------  -------------

Loss before income tax benefit                (1,580,093)      (33,204)           (2,443,205)   (1,882,378)

Income tax benefit                               538,509        291,293              948,884       996,466
                                            -------------  -------------        -------------  -------------

Net loss (income)                         $   (1,041,584)       258,089           (1,494,321)     (885,912)
                                            =============  =============        =============  =============

Per share information:
Loss per share

Basic                                     $        (0.14)         0.04                 (0.21)        (0.12)
Diluted                                   $        (0.14)         0.04                 (0.21)        (0.12)

Number of shares used in per share calculation:

Basic                                          7,262,510      7,143,916            7,223,215      7,113,545
Diluted                                        7,262,510      7,304,790            7,223,215      7,113,545


           See accompanying Notes to Consolidated Financial Statements

Item 1. Financial Statements.

                       KVH INDUSTRIES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                       Nine months ended September 30,

                                                                     -------------------------------------
                                                                         1999                   1998
                                                                     --------------         --------------
Cash flow from operations:

Net loss                                                           $    (1,494,321)              (885,912)
Adjustments to reconcile net loss to net cash provided by
   (used in) operating activities:

Depreciation and amortization                                              736,324                571,051
Provision for deferred taxes                                              (950,688)              (689,847)
Increase in accounts  receivable, net                                     (250,632)              (455,580)
Decrease in income taxes receivable                                      1,062,494                      -
Decrease (increase) in costs and estimated earnings in

  excess of billings on uncompleted  contracts                              77,390               (651,042)
(Increase) decrease in inventories                                        (252,499)               106,615
Decrease (increase) in prepaid expenses and other deposits                  13,273               (124,506)
Increase in accounts payable                                             1,039,178                163,563
(Decrease) increase in accrued expenses                                    (29,012)                25,402
Decrease in customer deposits                                                    -                (25,068)
                                                                     --------------         --------------

Net cash used in operating activities                                     (48,493)             (1,965,324)
                                                                     --------------         --------------

Cash flow from investing activities:

Capital expenditures                                                      (937,017)            (1,653,815)
Increase in other assets                                                         -               (253,843)
                                                                     --------------         --------------

Net cash used in investing activities                                     (937,017)           (1,907,658)
                                                                     --------------         --------------

Cash flow from financing activities:

Proceeds from long term debt                                             3,000,000                      -
Repayments of long term debt                                               (41,388)                     -
Repayments of obligations under capital lease                                    -                 (7,278)
Proceeds from exercise of stock options                                     64,016                 83,300
                                                                     --------------         --------------

Net cash provided by  financing activities                               3,022,628                 76,022
                                                                     --------------         --------------

Net increase (decrease) in cash and cash equivalents                     2,037,118             (3,796,960)
                                                                     --------------         --------------

Cash and cash equivalents beginning of period                            1,239,227              4,757,614
                                                                     --------------         --------------

Cash and cash equivalents end of period                            $     3,276,345                960,654
                                                                     ==============         ==============

Supplement disclosure of cash flow information:

Cash paid during the period for interest                           $        15,465                    867
Cash paid during the period for income tax                         $             -                137,297





          See accompanying Notes to Consolidated Financial Statements.

Item 1.  Financial Statements.

                       KVH INDUSTRIES, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                           September 30, 1999 and 1998

                                   (Unaudited)

(1) The accompanying consolidated financial statements of KVH Industries, Inc. and subsidiary (the "Company") for the three- and nine-month periods ended September 30, 1999 and 1998 have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. The consolidated financial statements presented have not been audited by independent public accountants, but include all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations and cash flows for such periods. These consolidated financial statements do not include all disclosures associated with annual financial statements and accordingly should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K dated March 24, 1999 as filed with the Securities and Exchange Commission, a copy of which is available from the Company upon request. The results for the three and nine months ended September 30, 1999 are not necessarily indicative of the operating results for the remainder of the year.

(2) Inventories at September 30, 1999 and December 31, 1998 include the costs of material, labor and factory overhead. Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following.

                                        1999                        1998
                                   ---------------              -------------
           Raw materials           $    2,700,596                  2,178,265
           Work in process                387,624                    461,798
           Finished goods                 555,066                    750,724
                                      ============              =============
                                   $    3,643,286                  3,390,787
                                      ============              =============


Defense project inventories are included in the balance sheet caption "Costs and estimated earnings in excess of billings on uncompleted contracts." Defense project inventories amounted to $422,515 and $139,930 at September 30, 1999 and December 31, 1998, respectively. Defense contracts provide for project costs reimbursement as costs are incurred, through monthly invoicing of vouchers or progress billings.

(3) On January 11, 1999, the Company entered into a mortgage loan in the amount of $3,000,000 with a life insurance company. The note term is 10 years, with a principal amortization of 20 years at a fixed rate of interest of 7%. Due to the difference in the term of the note and the amortization of principal, a balloon payment is due on February 1, 2009, in the amount of $2,014,716.

(4) The first quarter provision for income taxes included a tax benefit of $79,443 resulting from the realization of the difference between the 1998 estimated income tax refund and the actual refund. Including the effect of this benefit, the Company's effective tax rate for the nine months ended September 30, 1999, is approximately 39%. The difference between the Company's effective tax rate and the statutory tax rate is due primarily to state income taxes.

(5) Net loss per common share. The computation of the loss per share for the nine-month periods ended September 30, 1999 and 1998 excludes the effect of potential common stock, as the effect would be antidilutive. See Exhibit 11 for a reconciliation of the weighted-average number of shares outstanding used in the computation of the basic loss per common share.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Safe Harbor statementPrivate Securities Litigation Reform Act of 1995.

With the exception of historical information, the matters discussed in this Quarterly Report on Form 10-Q include certain forward-looking statements that are subject to certain risks and uncertainties that could cause actual results to differ materially from those stated. These forward-looking statements reflect management's opinions only as of the date hereof, and KVH Industries, Inc. assumes no obligation to update this information. Risks and uncertainties include, but are not limited to, those discussed in the section entitled
"Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward Looking Statements - Risk Factors." Shareholders of the Company are cautioned not to place undue reliance on forward-looking statements made in the Quarterly Report on Form 10-Q. This report should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K dated March 24, 1999, and the Quarterly Reports on Form 10-Q dated April 22 and July 30, 1999. These reports are filed with the Securities and Exchange Commission and copies are available from the Company upon request or through the Company's web site at http://www.kvh.com.

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

Net loss results - For the three-month periods ended September 30, net losses were $1,041,584 or $.14 a share in 1999 compared to net income of $258,089 or $.04 a share in 1998. Third-quarter 1999 losses are attributable primarily to lower military sales than the company had anticipated combined with ongoing development and fixed overhead costs. Communications sales increased during the quarter over the 1998 quarter, but the potential positive effect on earnings was negated by the disparity in profit margins related to the change in the communications and navigation product mix. Net losses for the nine-month periods ended September 30, 1999 and 1998, were $1,494,321 or $.21 a share and $885,912 or $.12 a share, respectively. The increased nine-month loss was due to decreased FOG sales during the first and second quarters, declines of defense sales during the second and third quarters and increased costs during all three quarters for manufacturing overhead and sales and marketing.

Net sales - Net sales declined to $4,781,389 in the 1999 third quarter from $5,307,323 in the 1998 quarter. There was a notable shift in product mix during the third quarter with communications providing 60 percent of revenues and navigation contributing 40 percent. In comparison, the 1998 third quarter revenue mix was comprised of 26 percent communications and 74 percent navigation. The shift was due to ongoing growth in communications sales, which increased 104 percent to $2,852,741 from $1,395,979 in the previous year's quarter, and to a 51 percent decrease in navigation sales to $1,928,648 from $3,911,343 in 1998. Orders for TracVision products increased more than two-fold in the 1999 quarter from 1998 led by strong sales of TracVision LM, the new mobile satellite television system for land vehicles, which offset a decline in Tracphone sales. The navigation decrease was primarily due to a 75 percent decline in military sales caused by the cancellation of a pending European order after the Kosovo conflict was resolved and to delays in contract completions. The Company expects a rebound in military navigation sales to begin by the second half of 2000. Fiber optic gyro revenues increased 46 percent over 1998 due to marketing efforts and production improvements. As a result of the substantial shift in product mix, high-margin military navigation sales were replaced by lower-margin communications sales. Consequently, there was a negative impact on profits from revenues during the quarter.

Total revenues for the year to date increased 9 percent to $17,280,203 from $15,906,164 in 1998. Communications sales for the nine months increased 67 percent over the 1998 period while navigation sales decreased 19 percent. Year-to-date revenues were comprised of 49 percent communications and 51 percent navigation in 1999 compared to 32 percent and 68 percent, respectively, in 1998.

Gross profit - Gross profit is comprised of revenues less the cost of materials, direct labor, manufacturing overheads and warranty costs. Third-quarter gross profit declined to $1,485,783 in 1999 from $2,164,348 in 1998. As a percentage of sales, gross profit declined to 31 percent in 1999 from 41 percent in 1998. The Company continued to improve production efficiencies for communications products as volumes increased and direct costs were down 11 percent as a percentage of sales in the 1999 quarter from 1998. Manufacturing overhead costs increased 42 percent and total cost of sales for the quarter increased 5 percent to $3,295,606 from $3,142,975 in 1998. The gap between FOG revenues and costs continued during the quarter and had an adverse impact on gross profit. Fiber optic gyro revenues are expected to start increasing by the first half of 2000 to help offset FOG fixed manufacturing overhead expense.

Gross profit for the nine-month periods increased to $5,931,015 in 1999 from $5,685,137 in 1998. As a percentage of sales, gross profit declined slightly to 34 percent in the 1999 nine-month period from 36 percent in 1998. The decline was due to weak military sales and a revenue mix dominated by lower margin communication sales in the 1999 second and third quarters plus higher manufacturing costs throughout the nine months.

Operating expenses - Operating expenses increased 38% in the 1999 quarter to $3,071,893 from $2,225,458 in 1998. Research and development expense increased 28 percent to $1,158,263 from $908,266 due to the ongoing focus on new products and an increase in funding programs internally. A 57 percent increase in sales and marketing expenses to $1,389,290 from $883,193 was due to new-product introduction costs and reassignments in which staff was transferred from other departments to improve customer service efficiencies. Administration expense increased 21 percent to $524,340 from $433,999 due to patent costs and staff reassignments.

In the nine-month period ended September 30, operating expenses increased 8 percent to $8,427,892 from $7,797,553 in 1998. For the nine months, research and development expenses increased 4 percent to $3,068,103 from $2,941,186 due to an ongoing shift towards funding most programs internally rather than through contracts. Nine-month sales and marketing expenses increased nearly 20 percent to $3,783,490 from $3,158,416 due to costs for introducing new products and building new distribution networks for the land mobile antenna system, a market that the Company entered in the first half of 1999, Administration costs decreased 7 percent to $1,576,299 from $1,697,951.

Other income (expense) - Other income (expense) is made up of interest income and expense, other income and expense and foreign currency translation gains and losses.

Income tax benefit - The third-quarter income tax benefit reflects the net operating loss carryforward associated with the third-quarter operating loss. The 1999 nine-month period includes a tax benefit associated with the year-to-date loss and the recognition of the difference between the estimated 1998 tax refund and the actual tax refund.

Liquidity and capital resources

Working Capital - Working capital increased $454,305 in the first nine months of 1999 from December 31, 1998. Cash and cash equivalents were $3,276,345 and $1,239,227 at September 30, 1999 and December 31, 1998, respectively. The increase in working capital resulted from the mortgage financing of the Company's headquarters in Middletown, Rhode Island, in the amount of $3,000,000 (see Note 3, Notes to Consolidated Financial Statements).

On July 30, 1999, the Company renewed a $2,500,000 revolving credit agreement with its bank for a period of one year. The credit agreement expires on July 30, 2000. Borrowings are secured by substantially all of the assets of the Company, except for land, building and improvements. The revolving credit agreement contains various covenants pertaining to maximum operating losses, debt service coverage ratio, debt to tangible net worth and current ratio. At September 30, 1999 the Company was in breach of the maximum operating loss and debt service coverage covenants of the credit agreement. The bank [has waived] these requirements as of September 30, 1999.

Bank lenders are under no obligation to waive covenants and have the right to terminate the credit agreement when the Company is in default. If in the future the current bank credit agreement is terminated, the Company will pursue establishing a line of credit with another financial facility. At September 30, 1999, the Company had $2,500,000 of unused borrowings with its bank.

Capital  expenditures - Fixed assets purchases  amounted to $937,017 in the 1999
third  quarter.   The  acquired  fixed  assets  included   purchase  of  a  year
2000-compliant computer system and tooling associated with new products.

The Company believes that existing cash balances amounts available as funds generated from the mortgage will be sufficient to meet anticipated liquidity and working capital requirements for the remainder of 1999 and the first half of 2000. The Company has incurred substantial losses since acquiring its fiber optic group and anticipates that will persist into 2000 due to a continuing gap between FOG costs and revenues and potential delays in military revenues. As a company in transition, KVH has an evolving and unpredictable business model, faces new markets and new competition, and must respond quickly to rapid changes in industry and customer requirements. To succeed, the Company must invest heavily in marketing and promotion and in developing product, technology and operating infrastructure. Aggressive pricing programs for communications products have resulted in relatively low gross margins, so the Company needs to generate and sustain substantially greater revenues to become profitable. If expected military and FOG revenues fail to materialize or the Company decides to expand more rapidly, to broaden or enhance its products more rapidly, to acquire businesses or technologies or to make other significant expenditures to remain competitive, then it may need to raise additional funds.

Other Matters

Year 2000 - The Company has evaluated the impact of the year 2000 issue as it relates to its navigation and communications products, both sold or intended to sell, and has concluded that the Company's products are not affected by year 2000 operating issues. After assessing its software and computer systems for year 2000 compliance, the company instituted an upgrade of its enterprise resource planning system at a cost of $680,000. Implementation of the new system occurred in July 1999 and the Company believes it is now fully year 2000 compliant. The Company is contacting its customers, suppliers, and financial institutions, with which it does business, to ensure that any year 2000 issue is resolved. While there can be no assurance that the systems of other companies will be year 2000 compliant, the Company has no knowledge of any such third party year 2000 issues that would result in a material adverse affect on its operations. Should the Company become aware of any such situation, contingency plans will be developed. The Company could be adversely affected should the Company or other entities with whom the Company conducts business be unsuccessful in resolving year 2000 issues in a timely manner. The Company believes the cost of becoming year 2000 compliant will not have a material adverse effect on the Company's financial condition, results of operations or liquidity.

Inflation - The Company believes that inflation has not had a material effect on the results of its operations.

Forward Looking Statements - Risk Factors

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that are subject to a number of risks and uncertainties. Among the important factors that could cause actual results to differ materially from those anticipated by the statements above are the following:

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

Other factors that could cause actual results to differ materially from the results anticipated by management include:

Fiber Optic Group Acquisition. The additional personnel and operating expenses associated with the acquisition of FOG technology and assets from Andrew Corporation in October 1997 added significant costs to the Company's operations. As the Company continues the process of integrating FOG sensors into current product offerings and identifying new, untapped markets for existing FOG products, it expects FOG-related costs to remain level or increase. Although the Company believes FOG sensor technology shows great promise, to date the Company has been successful in marketing only small quantities of products to OEM customers. While the Company expects new marketing initiatives to increase OEM sales, there is no guarantee as to how quickly or how strong growth will be. The Company is designing its FOG-enhanced products to meet what it believes are customer performance and price criteria: however, at this early stage of product development and market introduction the Company can provide no assurance that these objectives will be met or that competing technologies will not be developed that may supercede FOG technology. The occurrence of any of these factors could have a material adverse effect on the Company's business, financial condition and results of operations.

Military Navigation Sales. Sales cycles for the Company's TACNAV and TACNAV Light systems for military navigation applications are long and difficult to predict, resulting in a variable revenue stream from this market. Military revenues decreased in 1998 from 1997 and the Company anticipates that 1999 defense revenues also will decrease. If anticipated military sales do not materialize, the Company could experience losses into 2000.

Part II. Other Information

Item 1. Legal Proceedings.

         None.

Item 6. Exhibits and reports on Form 8-K.

1. Exhibit 11 - Computation of Earnings Per Common Share: Three and Nine Months Ended September 30, 1999 and 1998.

2.  Exhibit 27 - Financial Data Schedule: Nine Months Ended September 30, 1999.

3. No reports on Form 8-K were filed during the quarter for which this report was filed.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KVH Industries, Inc.

By: /s/ Richard C. Forsyth
  Richard C. Forsyth

(Chief Financial and Accounting Officer)

Date: October 27, 1999