Form 10-K
period 1999-12-31
KVH INDUSTRIES INC \DE\
filed 2000-03-30
CIK 1007587

United States

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

 (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                    For the fiscal year end December 31, 1999

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934

               For the transition period from ________ to ________

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

         As of March 22, 2000, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $50,645,154 based upon a total of 5,829,658 shares held by non-affiliates and the last sale price on that date of $8.69. As of March 22, 2000, the number of shares outstanding of the Registrant's common stock was 7,597,339.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Company's definitive Proxy Statement relating to the 2000 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report on Form 10-K. The Company anticipates that its definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year end December 31, 1999.

                               INDEX TO FORM 10-K



                                   PART I Page

Item 1.       Business                                                                                     1
Item 1a.      Executive Officers and Directors of the Registrant as of December 31, 1999                   8
Item 2.       Properties                                                                                   8
Item 3.       Legal Proceedings                                                                            9
Item 4.       Submission of Matters to a Vote of Security Holders                                          9

                                     PART II

Item 5.       Market for the Registrant's Common Equity and Related Stockholder Matters                    9
Item 6.       Selected Financial Data                                                                     10
Item 7.       Management's Discussion and Analysis of Financial Condition and Results of Operations       11
Item 7A.      Market Risk Disclosure                                                                      16
Item 8.       Financial Statements and Supplementary Data                                                 16
Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure        16


                                    PART III

Item 10.      Directors and Executive Officers of the Registrant                                          16
Item 11.      Executive Compensation                                                                      16
Item 12.      Security Ownership of Certain Beneficial Owners and Management                              16
Item 13.      Certain Relationships and Related Transactions                                              16

                                     PART IV

Item 14.      Exhibits, Financial Statement Schedule, and Reports on Form 8-K                             16












"Safe Harbor" statement under the Private Securities Litigation Reform Act of 1995 With the exception of historical information, the matters discussed in this Annual Report on Form 10-K include certain forward-looking statements that involve risks and uncertainties. Among the risks and uncertainties to which the Company is subject are product life cycles, technological change, the Company's relationship with its significant customers, market acceptance of new product offerings, reliance on outside resources such as satellite networks, dependence on key personnel, fluctuations in annual and quarterly performance and worldwide economic conditions. As a result the actual results realized by the Company could differ materially from the statements made herein. Shareholders of the Company are cautioned not to place undue reliance on forward-looking statements made in the Annual Report on Form 10-K or in any document or statement referring to this Annual Report on Form 10-K. For a more detailed discussion of risks and uncertainties, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Forward Looking Statements."

                                    PART I

Item 1.  Business.

Overview

     KVH Industries, Inc. ("KVH" or the "Company") was organized in Rhode Island in 1978 and was reincorporated in Delaware on August 16, 1985. The Company completed its initial public offering in April 1996. The Company's executive offices are located at 50 Enterprise Center, Middletown, RI, and its telephone number is (401) 847-3327. Unless the context otherwise requires, references to KVH or the Company include KVH Industries, Inc. and KVH Europe A/S, its Danish sales subsidiary.

     KVH utilizes its proprietary fiber optic, autocalibration and fluxgate technologies to produce sensor systems with multiple market applications. The Company currently sells its sensors as integrated components of navigation and satellite communications systems for mobile marine and land applications in the commercial, military and original equipment manufacturers ("OEM") markets. KVH's digital navigation systems provide accurate, real-time heading, orientation, position and pointing information. The Company's satellite communications product line features stabilized antennas for in-motion marine and land applications, and includes systems that provide two-way voice, fax and data connections and systems that deliver television and certain data via direct broadcast satellite ("DBS") services.

     Since introducing the world's first commercial digital fluxgate compass in 1982, KVH has demonstrated an ability to continually advance the capabilities and applications of its sensors and the systems into which they are integrated. KVH first enhanced its stand-alone compass for sailing vessels by developing proprietary software that automatically calibrated the system. The Company further increased its marine product capabilities by incorporating Global Positioning System ("GPS") compatibility for precise location data, adding gyroscopes to measure pitch, roll and yaw, enhancing display readability and designing compact, integrated systems that interface with other navigation devices and sensors. By continually advancing product applications and designing components to meet the needs of new customer groups, such as powerboat owners, the Company broadened its reach in the marine market. To support its international marketing of marine navigation products, the Company has established a sales office, KVH Europe A/S in Hoersholm, Denmark, and a network of distributors.

    In its first foray into the land navigation market, KVH developed militarized versions of its electronic compasses and began supplying them to the United States Navy for amphibious vehicles in 1988. To expand its land navigation product capabilities and market depth, the Company combined its sensor and autocalibration technologies into fully integrated systems. In 1991, the United States Marine Corps used KVH self-calibrating compasses for on-board military land vehicle navigation during the Persian Gulf War. Subsequently, the Company achieved increased accuracy and capabilities in its land mobile navigation systems through GPS integration, incorporating navigation capabilities for turreted armored vehicles and, ultimately, producing a fully integrated tactical navigation system that provides heading, location and targeting data to military vehicle commanders. In 1999, the Company advanced the accuracy and durability of its military systems even more by introducing a system that combined its proprietary fiber optic gyro with the proven capabilities of its tactical navigation products. Tactical navigation and digital compass systems are sold directly to the United States Department of Defense and the armed forces of other countries in Europe and the Middle East. Major defense contractors, including United Defense LP and General Motors Corporation, also incorporate KVH navigation products in manufacturing military land vehicles.

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

     In a parallel expansion of its stabilized antenna technology, in 1994 the Company introduced its first system to enable mobile television reception via DBS providers. Additional development efforts led to the 1998 launch of the world's smallest fully stabilized antenna for mobile marine television reception with systems designed for reception in North America and Europe. Also in 1998, the Company exploited its mobile antenna capabilities and took a major step in enabling broadband data delivery by offering users access to real-time stock market and weather information. With subsequent advances, the Company expanded its television product line to include:

     o a system that incorporates the Company's newest digital gyro compass to provide vessel navigation capabilities in addition to antenna control;
     o a low-profile, low-cost system particularly suited to hardtop vessels and houseboats;
     o the first mobile system in the world capable of evaluating a range of DVB-compatible and DSS satellite signals and then precisely identifying, acquiring and maintaining tracking of a selected service; and
     o a system for mobile television reception from land vehicles such as recreational vehicles (RVs) and motor coaches.

     KVH enhanced its sensor capabilities in 1997 by acquiring the assets of the fiber optic sensor group of Andrew Corporation. With no moving parts, fiber optic sensors offer the benefits of long and stable operation and a lack of sensitivity to shock and acceleration that makes them valuable in a broad range of environments. For example, integrated fiber optic gyroscopes (FOGs) have the ability to significantly increase heading and location accuracy at a lower cost than comparable tactical navigation systems. Combining FOGs with satellite control systems can potentially enable highly accurate antenna pointing for the impending X-, K- or Ka-band communication systems that will provide ultra-high data rate transmissions. FOGs also have demonstrated applications in military navigation, turret stabilization, robotics, merchant vessel navigation, precision agriculture, measuring electrical power flow, aviation flight control and positive train control. In 1999, the Company began receiving orders for one of its FOG-integrated tactical navigation systems for the military. Fiber optic products are manufactured at the Company's Tinley Park, Illinois, facility.

Sensor-based Products for Communications

     KVH has determined that there are significant opportunities for its sensor-based systems in the mobile communications market where the worldwide growth in demand for audio, data and video accessibility is eliciting significant growth in satellite availability. Advantages that satellites offer over land-based communications technologies include rapid service implementation, broad market reach that is independent of customer density, global access for mobile travelers throughout the world and broadband capabilities. Bandwidth on demand is required for delivering television, high-speed data and multimedia (e.g., Internet access, corporate networking and video conferencing) services. Recent studies project that the availability of broad bandwidth required for two-way connections to the Internet and other satellite services will grow exponentially to meet worldwide demands for anytime, anywhere access.

    KVH is using its core sensor, robotic and software technologies to develop systems that are synergistic with the escalating demand for mobile communications applications and that benefit from the ongoing growth in satellite availability. The Company also recognizes that mobile users need, and are seeking, integrated, simplified access to those capabilities. As a result, the Company focuses on designing turnkey and OEM systems in the areas of broadcast, datacast and telephony.

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

    KVH Tracphone(R) systems deliver voice, fax and data via the mini-M satellite constellation operated by Inmarsat (the International Maritime Satellite Organization), a consortium of 79 countries that operate a network of geostationary satellites providing worldwide communications services through mobile terminals on air, sea and land. Per-minute airtime rates for mini-M service average more than 50 percent less than Inmarsat's A/B service rates, which gives the Company an additional competitive edge. The telephony systems being sold worldwide include:

    o Tracphone 25, which was named Best Satellite Telephone System by the National Marine Electronics Association ("NMEA") in both 1998, the year the antenna was introduced, and 1999. Due to its compact size, Tracphone 25 is suitable for boats as small as 35 feet in length. The base price for Tracphone 25 is $6,295.

    o Tracphone 50 was introduced in 1997 and is used primarily on larger vessels such as fishing boats and bulk carrier fleets. The base price for Tracphone 50 is $6,995.

     The Company has a DBS antenna system product line for mobile television and data reception on boats and land vehicles. Marine systems include:

     o TracVision G4 was introduced in Europe in 1999 and in North America in early 2000 as the first single-antenna system designed to receive broadcast signals from a range of satellites and transponders that are compatible with Digital Video Broadcasting (DVB) and then accurately identify, acquire and maintain tracking of the one a mobile user selects. DVB service has become the international standard for digital satellite transmission, and TracVision G4 represents an important milestone in the Company's drive to provide global marine television access. In North America, users can select from DISH(TM) Network and Expressvu DVB services, and from DIRECTV(R)'s Digital Satellite System
          (DSS) service. In Europe, service selections include Astra 1, Astra 2, Hispasat, Hotbird, Sirius, Thor and Turksat. Users also can expand their TracVision G4 library with two additional DVB satellite services of their choice, a unique flexibility in digital entertainment services. Service activation capabilities are built in by KVH and costs depend upon which packages a user selects when establishing service with the provider. TracVision G4, an upgrade to the TracVision 45 KVH introduced in Europe in 1998, significantly increases the reach of mariners in the coastal waterways of Germany, The Netherlands, Belgium, France and sections of the United Kingdom. The system also features KVH's award-winning Azimuth(R)GyroTrac(TM), an attitude/heading reference system that provides gyro data to the TracVision G4 and other on-board electronics. The base price for TracVision G4 is $6,495 ($6,995 if pre-configured for European operation).

     o TracVision 4 was introduced in February 2000 as the successor to TracVision 3, winner of the 1999 NMEA Best Satellite Television System Award. At a base price of $4,995, TracVision 4 receives and decodes signals from a range of DVB-compatible and DSS satellites and transponders in North America and Canada. TracVision 4 users can subscribe to a variety of services from DIRECTV, a subsidiary of GM Hughes Electronics, Expressvu, and DISH Network's EchoStar(R). Users also can upgrade TracVision 4 to include the global features of the KVH TracVision G4.

     o TracVision Cruiser, the lowest-cost, lowest-profile mobile marine television system available, was introduced in 1999. TracVision Cruiser is particularly suited to hard-top vessels and houseboats where the most-advanced, heavy-seas tracking features of TracVision 3 may not be needed. At a low cost of $3,495, TracVision Cruiser expands the potential market among mariners for mobile television systems.

    KVH introduced TracVision LM, its first land mobile satellite communications product, in February 1999. TracVision LM is designed to integrate with television systems to deliver DBS channels to on-the-move recreational and sports utility vehicles, motor coaches, vans, mini-vans and long-haul trucks at an affordable cost of $2,995. Although the land mobile market was new to KVH in 1999, by the end of the year TracVision LM had secured a dominant position in sales. In addition to establishing a third-party network of dealers and distributors such as River Park, Inc., and Camping World to market TracVision LM, KVH implemented OEM agreements with Marathon Coach, Inc., and other RV manufacturers in 1999. Camping World, the world's largest retailer of RV accessories and supplies, selected KVH's TracVision LM as the first in-motion satellite television system to meet its standards for quality and affordability and thus be offered through its 30 retail stores and catalog, which is mailed to over 2 million people. Marathon Coach, the largest luxury bus conversion manufacturer in the world, selected TracVision LM for installations on newly built 2000 models and older models, and as a standard feature beginning with its 2001 models. A leading supplier of in-motion satellite systems to the United States RV industry, River Park, is marketing TracVision LM to its OEM customers and retail dealer network throughout the Midwest.

    Analysts covering the RV industry in the United States have projected that this market will experience significant, long-term growth, driven primarily by an aging baby boomer population (45 and older) with expendable funds and potentially many retirement years to fill. This age group has both higher discretionary income levels and the highest RV ownership of any other age group, and the United States Census Bureau estimates that by 2010 up to 78 million Americans will have moved into their peak earnings and vacation years. Based on these factors, the Company believes there is significant, long-term revenue potential for its land mobile satellite systems.

Sensor-based Products for Navigation

    KVH also sells sensor-based products for navigation applications in the marine and military markets. Compass systems utilize the Company's digital fluxgate heading sensor to sample the surrounding magnetic field and output precise heading data. These signals are relayed to an on-board microprocessor, where filtering and averaging algorithms developed by the Company translate the output to stable heading information. The Company's proprietary autocalibration software continuously and automatically compensates for the effects of magnetic interference. In highly dynamic applications where greater accuracy and fully stabilized heading output is required, KVH integrates the sensor with one or more angular rate gyros and inclinometers. This integration provides three-dimensional error correction and stabilization capabilities previously available only from more costly systems. The Company is integrating FOG sensors into its navigation and communication product lines to create enhanced systems with broader market potential.

     Marine sensor systems include:

     o The GyroTrac was introduced in 1998 as the successor to the Company's Azimuth Digital Gyro Compass, and each has earned the NMEA Best Gyro Compass award, in 1999 and 1998, respectively. The 1998 system incorporated in one package multiple navigation capabilities that previously were available as options, thereby reducing the overall cost to customers and making installation easier and more efficient. GyroTrac retails for $2,995, and in early 2000 it was further updated with solid state components to increase its reliability and performance capabilities.

     o The Azimuth 1000, selected by NMEA as Best Electronic Compass in 1998 and 1999, which retails for $345.

     o Sailcomp(R) digital fluxgate compass systems that feature a starting timer and displays showing head/lift and off-course data. In addition, Sailcomp interfaces with Loran or GPS to display alternates between bearing to waypoint and go-to distance. Sailcomp retails for $795.

     o DataScope(R), a hand-held compass and rangefinder that retails for $445 and is used in marine, outdoor, military, technical, sporting and commercial applications.

     For the military market, KVH has designed a variety of sensor products ranging from a simple GPS-compatible compass system with a single commander's display to a complete, integrated system that provides full tactical navigation and targeting capabilities and includes up to three separate commander's, gunner's and driver's displays. TACNAV(TM) systems are installed in a variety of light-armored fleets, including the United States AAV-7, LAV-25 and Bradley Fighting Vehicle, the Swedish Army's CV90 fleet and the Canadian Army's RECCE and APC. Individual military system retail prices range from $5,000 to $20,000 and the product line includes:

     o TACNAV Light is designed for support vehicles that provide the emergency medical care, troop transport, gas, food, ammunition and other supplies that forces in the field rely upon to keep functioning. KVH created TACNAV Light to fill a previously unmet requirement for affordable, precise navigation capabilities on military tactical support vehicles. A basic TACNAV Light uses a smart electronic compass that detects and compensates for any distorting magnetic effects of a vehicle to provide continuous heading data to drivers. With optional upgrades, TACNAV Light also can provide GPS integration for steer-to and cross-track error navigation, dead-reckoning to back up GPS and provide full-time position data, and commanders' displays that show vehicle position.

     o TACNAV TLS systems combine target-locating and turret-pointing capabilities with the navigation features of a TACNAV Light to meet the needs of mid-weight armored tanks. Through an interface with a vehicle's turret angle encoder, TACNAV TLS provides an azimuth display for target acquisition, target hand-off, friend-or-foe identification, battlefield orientation and far-target location. TACNAV TLS automatically acquires and reacquires targets through an interface with the laser rangefinder, providing range and bearing, and target grid coordinates. Widely used by the United States, Sweden and Canada, TACNAV TLS's were selected in 1999 by the United Kingdom for targeting and positional applications in its military fleets. The initial order for nearly $500,000 was installed on vehicles the U.K. is using in Europe. TACNAV TLS also has been selected by the United States Army for testing as a key component in the Task Force XXI Battle Command Brigade and Below program. The vehicle location data that TACNAV TLS provides is key to the overall success of the Task Force XXI program as it develops an integrated tactical computer system that provides real-time digital information, electronic coordination and situational awareness to battlefield commanders.

     o TACNAV FOG combines the proven performance of TACNAV TLS systems with the high accuracy of a KVH fiber optic sensor. For the most demanding combat vehicles conducting rapid maneuvers, the increased accuracy in a TACNAV FOG enables in-motion firing by precisely sensing azimuth rotation of the vehicle and supplying data continuously to the system for calculation. TACNAV FOG costs significantly less than competing inertial systems, and the maintenance-free, solid-state design has a longer lifespan than systems with mechanical gyros. Delfin systems, a business unit of Titan Corporation, selected TACNAV FOG in 1999 to meet highly precise heading and position specifications for a vehicle-mounted signal intelligence system it is developing for the United States Army. Delfin is integrating TACNAV FOGs with its radio direction-finding systems for installation on HMMWVs.

    Under a Phase II Small Business Innovation Research (SBIR) grant awarded in 1999 by the United States Navy, the Company is developing GPFOG, an azimuth and attitude sensing system that will increase system bandwidth, robustness and accuracy while providing protection from GPS outages. GPFOG combines three low-cost sensor technologies; a three-axis FOG, GPS technology and an accelerometer. The inertial sensors (gyros and accelerometers) improve system accuracy and, during GPS outages, maintain accurate azimuth and attitude data.

    The potential market worldwide for tactical navigation products is substantial. Particularly in the United States, there are increasing calls for the military to transform itself from a conventional battlefield threat to a more flexible and rapidly deployable force that can dominate in the changing formats of international conflicts in the late Twentieth and early Twenty-first centuries. Such a transformation requires consistent, highly accurate navigation equipment that can be retrofit in existing vehicles and installed in new ones. The Company believes it has developed a tactical navigation product line that is broadly and highly competitive in this international market.

    Commercial OEMs also use FOG sensors and a variety of digital heading sensors, stabilized gyro compasses, rate sensors, inclinometers, sensing coils and other standard sensors and sensor systems from KVH for applications such as measuring electrical power flow, robotics, positive train control and precision agriculture. The basic component of FOG sensors is EoCore(TM), a proprietary optical fiber manufactured by KVH. Products sold to OEMs range in price from $1,500 to $50,000 and include:

     o EoCore 1000, an affordable commercial FOG for stabilization and positioning applications; o EoCore 2000, a precision FOG for the most demanding stabilization and positioning applications;

     o    An  EoCore  4000  series  that  provides  low-cost,   high-performance
          stabilization, positioning and fire control capabilities for military applications;

     o Autogyro(R) FOG, a sensor for integration into AVL navigation and robotics systems; o CPS(TM), a continuous positioning system that features GPS/FOG dead reckoning and a navigation system; o DCPS(TM), a differential CPS for demanding dynamic positioning applications; and o NoFOG(TM), a north-finding earth rate sensor with military-specification precision.

Sales and Marketing

     The Company sells its sensor products and systems through a variety of channels, including a direct sales force and a network of dealers, value-added resellers, distributors and sales representatives. KVH's commercial and recreational marine navigation products are sold and supported through:

     o a domestic dealer network of more than 400 catalog chain outlets, including West Marine, Boaters' World and Boat U.S.; o more than 200 technical marine electronics value-added resellers; o over 60 overseas distributors; and o an independent manufacturer's sales representative network in all domestic sales regions.

     A world-wide network of technical dealers and distributors established by KVH sells the Company's antenna-aiming communications systems directly to both manufacturers of satellite telephone transceivers and as turnkey systems to end-users. Land mobile satellite television systems are sold through an established network of RV, coach and other vehicle dealers, distributors and manufacturers throughout North America.

     KVH markets its military navigation products to the armed forces of the United States and other countries and to OEM manufacturers through a direct sales force, distributors and independent sales representatives. The Company also uses its direct sales force, distributors and sales representatives to sell embedded sensors and sensor systems to a broad range of OEM manufacturers, including Lockheed Martin, Harris and Raytheon. FOG sensors are sold directly to OEM customers through the same distribution system that the Company utilizes to sell its commercial digital sensors. The Company's agreements with its dealers, value added resellers, distributors and sales representatives generally are non-exclusive. The Company's products are sold in Europe through KVH Europe A/S and elsewhere in the world through a network of distributors.

Backlog

    The Company includes in its backlog only firm orders for which it has accepted a written purchase order. Many of the Company's orders are subject to cancellation, generally without penalties. In particular, the Company's military orders can be canceled at any time for the convenience of the customer. However, the Company may recover actual costs incurred through the date of cancellation as well as those costs incurred due to the termination.

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

     The Company's backlog at December 31 was $0.7 million in 1999 and $3.0 million in 1998. The Company expects to ship all its backlog at December 31, 1999, during 2000. The Company's total backlog at December 31, 1999 included $0.1 million in military navigation system orders, $0.5 million in mobile satellite communication and $0.1 million in FOG product orders. The Company's total backlog at December 31, 1998 included $2.0 million in military navigation system orders and $1.0 million in mobile satellite communication and FOG product orders.

Research and Development

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

     The Company's research and development activities fall into two categories: internally funded research and development and customer-funded research and development. The Company has financed virtually all of the cost of developing the Company's marine navigation and satellite communications products. Prior to 1999, development of the Company's core sensor technologies was subsidized to a large extent by grants under the United States government's SBIR program. Much of the funding used to develop KVH's products for the military navigation market, in which a significant engineering effort to develop enhanced features requested by the customer is frequently involved, also has been derived from government sources. However, in 1999 the Company internally funded a large percentage of its military and FOG research. Customer-funded research and development is included in cost of sales.

    The Company's total expenditures for research and development during 1999, 1998 and 1997 were as follows:

                                                                                Year ended December 31,
                                                                              1999        1998         1997
                                                                              ----        ----         ----
                                                                                      (in thousands)

      Internally funded research and development                           $  4,199        3,991        3,175
      Customer funded research and development                                  648          936          630
                                                                             -------     --------     --------
      Total research and development                                       $  4,847        4,927        3,805
                                                                             =======     ========     ========

Manufacturing

     The Company's manufacturing operations consist primarily of final assembly and test of products, materials procurement management and quality assurance. The Company manufactures certain subassemblies and components, such as fluxgate and fiber optic sensor coils, incorporating them into sensor-driven navigation and communication systems. The Company contracts with third parties for services such as the fabrication and assembly of printed circuit boards, injection-molded plastic parts and machined metal components.

     KVH believes there are a number of acceptable vendors for most components and third-party services used in manufac-turing its products and the Company actively evaluates and selects suppliers for quality, dependability and cost effective-ness. In some instances where KVH has obtained certain components and services from a sole source to maintain quality control or develop a strategic supplier relationship, the Company has experienced production delays due to insufficient supplies, delivery delays, poor quality control or failure to meet design requirements. Future shortages, delays or other problems could adversely affect production and, consequently, Company operating results. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward Looking Statements-Risk Factors.")

Competition

     The Company encounters significant competition in each of its markets. In the mobile satellite antenna-aiming market, KVH has determined that the principal bases of competition are system performance, reliability, antenna size, cost and customer support. Major competitors in this market include Sea Tel, Datron and Nera corporations and Westinghouse Electric Company.

     In the market for military vehicle tactical navigation systems, the Company competes with a large number of domestic and international companies that produce dead-reckoning, inertial, GPS-based, or radio-based navigation systems and systems that provide integrated magnetic heading and GPS navigation capabilities. While some competitors may have a longer history of manufacturing and marketing military products, KVH has developed a comprehensive tactical navigation product line with a breadth of vehicle applications that is unique and highly beneficial to the military. The Company believes that the principal bases of competition in the market for military land vehicle navigation systems are: product performance; field reliability; ease and flexibility of installation, maintenance and field modification; and price, size and weight of the unit.

     In the highly competitive commercial and recreational marine navigation market, the Company's principal competitors include a large number of domestic and international companies that manufacture and market stand-alone digital compasses, digital heading sensors and integrated instrument systems. The Company believes that the principal bases of competition in the commercial and recreational marine navigation market include product design and performance; flexibility and ease-of-use; product quality and the quality of customer support; and vendor reputation.

     The Company's fiber optic gyro and embedded sensors compete with products of a large number of companies, including Murata and Hitachi Corporation, that produce gyroscopic rate sensors for sale in the OEM market. A number of these sensors are less accurate and substantially less expensive than the Company's products. Other competitors in the gyroscopic rate sensor market include Litton and Honeywell corporations.

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

    The Company has 26 issued United States patents covering the Company's core sensor and fiber optic technologies. The Company will seek further patents on its technology, if appropriate. In addition to patents, the Company registers its product brand names and trademarks in the United States and other key markets where the company does business around the world. Expiration of the Company's patents and trademarks range from May 20, 2003, to March 5, 2016.

    The Company generally enters into confidentiality agreements with its consultants, key employees and sales representatives and generally controls access to and distribution of its technology, software and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use the Company's products or technology without authorization, or to develop similar technology independently. Also, the Company has delivered certain technical data and information to the United States government under procurement contracts.

Employees

     As of December 31, 1999, the Company employed 170 full-time employees. The increase in total employees from 154 at December 31, 1998, resulted primarily from a need to strengthen research and development, customer support and marketing activities related to new products. KVH utilizes the services of temporary or contract personnel within all functional areas to assist on project-related activities.

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

     The Company is subject to compliance with the United States Export Administration Regulations. Because some of the Company's products have military or strategic applications, some products are on the Munitions List of the International Trafficking in Arms Regulations or are subject to a requirement for an individual validated license from the Department of Commerce in order to be exported to certain jurisdictions. Under the Exon-Florio Amendment to the Defense Production Act of 1950, the United States President has authority to investigate and unwind any investment by foreign persons that could result in foreign control of an entity, if the President determines that foreign control would threaten national security.

Item 1a. Executive Officers and Directors of the Registrant as of December 31, 1999

The following is a list of all current executive officers and directors of KVH Industries, Inc.

                                                                            Held      Officers' Previous Business Experience

               Name                   Age         Current Position          Since      (If current position held <5 years)
               ----                   ---         ----------------          -----      -----------------------------------
Martin A. Kits van Heyningen*         41    President                        1982
                                            Director**                       1982
                                            Chief Executive Officer          1990

Richard C. Forsyth                    53    Chief Financial Officer          1988

Sid Bennett                           61    Vice President, FOG Business     1997    1985-1997: Director, Sensor Products,
                                            Development                              Andrew Corporation, and President,
                                                                                     Andrew-Thompson Broadcasting

Christopher T. Burnett                45    Vice President, Business         1994
                                            Development

James S. Dodez                        41    Vice President, Marketing        1998    1995-1998: Vice President of Marketing
                                            and Sales Support                        and Reseller Sales, KVH

Robert W.B. Kits van Heyningen*       43    Vice President, Research and     1998    1982-1998: Vice President of
                                            Development                              Engineering, KVH
                                            Director**                       1982

Mads E. Bjerre-Petersen               56    Managing Director,               1992
                                            KVH Europe A/S

Arent H. Kits van Heyningen*          84    Chairman of the Board            1982

Mark S. Ain                           56    Director**                       1997

Stanley K. Honey                      45    Director**                       1997

Werner Trattner                       47    Director**                       1994

Charles R. Trimble                    58    Director**                       1999

------------------------------------
* Arent H. Kits van Heyningen is the father of Martin A. Kits van Heyningen and Robert W.B. Kits van Heyningen. ** For detailed information about KVH directors, see "Board of Directors" in the Proxy Statement, which is incorporated by reference.

Item 2.  Properties.

     In May 1996, the Company purchased a 75,000-square-foot building in Middletown, Rhode Island. The building serves as headquarters for KVH executive and administrative functions and as a development and manufacturing facility for all products except fiber optics. The Company believes it is well positioned for some time to quickly expand production in response to demand, as the Middletown manufacturing facility is not yet at maximum capacity.

     KVH manufactures its fiber optic products in a 23,000-square-foot facility in Tinley Park, Illinois, under a seven-year, renewable lease that expires March 31, 2005. The annual rent was $152,121 during the first year with a 3%-per-year escalation in subsequent years, and the build-out cost was approximately $800,000. Substantial fixed costs for maintaining operations at the fiber optic facility, which currently is not at full production due to slow sales, have adversely affected the Company's financial results during 1998 and 1999. Over the past two years, KVH accelerated its integration of fiber optic sensors into its military products, and the first military sales occurred in 1999. Based upon favorable acceptance of these products, the Company anticipates that the order flow will accelerate, increasing the capacity utilization of the Tinley Park facility. Product demand indicates that full utilization of the Tinley Park facility is possible towards the latter part of 2000.

Item 3.  Legal Proceedings.

     In the ordinary course of business, the Company is a party to legal proceedings and claims. In addition, from time to time the Company has contractual disagreements with certain customers concerning the Company's products and services. In a complaint filed on February 14, 2000, (KVH Industries, Inc. v. Datron/Transco, Inc., C.A. No. 00-067T [D.R.I.]), KVH has alleged that Datron/Transco, Inc., breached a 1999 agreement between the parties and infringed upon KVH's United States Letters Patent No. 5,835,057. For relief, KVH is seeking contractual damages and treble compensatory damages for willful infringement as well as preliminary and permanent injunctive relief. Datron responded to the complaint on March 14, 2000. Datron has denied KVH's allegations and is seeking a declaratory judgement that KVH's patent is invalid and that Datron has not infringed the patent. Datron has also brought an antitrust counterclaim, pursuant to which it seeks injunctive relief and treble damages. The Company believes that it will prevail in this action and that the lawsuit will not have a material effect on operations or capital resources.

Item 4.  Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

     The Company's common stock has traded on the NASDAQ National Market under the symbol KVHI since April 8, 1996. As of March 22, 2000, 167 stockholders of record owned the Company's Common Stock. The Company has never declared or paid any cash dividends on its Common Stock and does not intend to pay cash dividends on its Common Stock in the foreseeable future. The Company intends to retain earnings for reinvestment in its business.

     The Company's stock commenced trading on April 2, 1996 at $6.50. On March 22, 2000, the closing sale price for the Company's Common Stock was $8.69.


                                           1999                                  1998
                                  -----------------------                ----------------------
                                High Low High Low

         First Quarter         $     2.063         1.000              $    4.500         3.875
         Second Quarter              3.188         2.000                   3.250         3.125
         Third Quarter               2.875         2.031                   2.250         1.875
         Fourth Quarter              3.500         2.125                   1.625         1.219


Item 6.  Selected Financial Data.

     The following selected financial data is derived from the Company's financial statements. This data should be read in conjunction with Item 8, Financial Statements and Supplementary Data, and with Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                                                  Year Ended December 31,

                                                  1999          1998            1997          1996         1995
                                                  ----          ----            ----          ----         ----
                                                           (in thousands, except per share data)
Consolidated Statement of Operations:
                                           $
Net sales                                         22,822        20,630         25,570        25,687        14,150

Cost of goods sold                                15,034        14,100         14,085        14,607         8,447
                                             ------------  ------------   ------------  ------------  ------------
    Gross profit                                   7,788         6,530         11,485        11,080         5,703

Operating expenses:

  Research and development                         4,199         3,991          3,175         2,431         1,279

  Sales and marketing                              5,471         4,470          3,738         3,040         2,494

  General and administrative                       2,112         2,225          1,895         1,624         1,058
                                             ------------  ------------   ------------  ------------  ------------

    Operating (loss) profit                       (3,994 )      (4,156 )        2,677         3,985           872

Other (income) expense:

  Interest expense (income), net                      40           (57 )         (327 )        (278 )          27

  Other (income) expense                             (20 )         (27 )          (95 )          14            20

  (Gain) loss on currency translation                (63 )        (198 )         (138 )          50            (4)
                                             ------------  ------------   ------------  ------------  ------------
    (Loss) income before income tax
      (benefit) expense                           (3,951 )      (3,874 )        3,237         4,199           829

  Income tax (benefit) expense                    (1,254 )      (1,608 )        1,020         1,743          (365)
                                             ------------  ------------   ------------  ------------  ------------
                                           $
      Net (loss) income                           (2,697 )      (2,266 )        2,217         2,456         1,194
                                             ============  ============   ============  ============  ============
Per share information (1):
  Net (loss) income per common share-
  basic                                    $       (0.37 )       (0.32 )         0.31          0.39          0.25
                                             ============  ============   ============  ============  ============
  Net (loss) income per common share-
  diluted                                  $       (0.37 )       (0.32 )         0.30          0.35          0.21
                                             ============  ============   ============  ============  ============

Weighted average number of shares outstanding:

  Basic                                            7,235         7,124          7,049         6,370         4,862
                                             ============  ============   ============  ============  ============
  Diluted                                          7,235         7,124          7,498         7,055         5,710
                                             ============  ============   ============  ============  ============

                                                                       December 31,

                                                  1999           1998           1997          1996       1995
                                                  ----           ----           ----          ----       ----
                                                                  (dollars in thousands)
Consolidated Balance Sheet Data:
                                           $
Working capital                                    7,733         8,486         12,410        12,570         3,214

Total assets                                      19,835        18,746         21,805        21,544         7,931

Long-term obligations (2)                          2,870             0              7            61           113

Total shareholders' equity                        14,502        17,070         19,194        16,563         3,654

(1) See note 1 of Notes to Consolidated Financial Statements for an explanation of the method of calculation.
(2) Includes obligations under mortgage note payable. See notes 5 and 15 of Notes to Consolidated Financial Statements.

Item 7. Management's Discussion and Analysis of Financial Condition and Result of Operations.

Overview

     The  general  financial   condition  and  results  of  operations  for  KVH
Industries, Inc., which will be addressed in this discussion will include information about:

     o factors that affect our business; o what our earnings and costs were in 1999 and 1998; o why those earnings and costs were different from the years before; o where our income came from; o how all these factors affected our overall financial condition; o what we spent for capital projects from 1997 through 1999; and o how we will pay for future operations.

As you read Management's Discussion and Analysis, it may help to refer to our Consolidated Statements of Operations on page 23, which presents the results of our operations for 1999, 1998 and 1997. During the time period covered by this discussion, we have undergone a number of significant changes. These changes have resulted in notable variances in our revenues, expenses, debt and total assets. In reading this discussion, please keep certain events in mind:

     o Since 1997, we have been targeting the communications and military navigation industries, where there are significant market opportunities. This shift from our previous emphasis on the marine navigation industry, with its many competitors and low margins, has been a time-consuming and costly process.

     o An important step in our new strategy, acquiring a fiber optic sensor technology and the experienced staff to support and advance it, has required a substantial investment of funds to date.

     We derive revenues from sensor products and systems sold to a range of commercial, military and OEM markets in the communications and navigation industries. Our products include:

     o stabilized antenna systems for mobile satellite applications such as voice, fax and data transmission and televisionreception;
     o positional and heading systems for tactical military applications in amphibious and land vehicles and for commercial applications in land vehicles;

     o digital compasses and instrument systems for recreational, commercial and military applications; and o embedded fiber optic sensors.

     Our in-house sales and marketing groups have established a worldwide network of independent sales representatives and distributors to market the Company's products. The majority of sales, product distribution and customer service is conducted at our headquarters in Middletown, Rhode Island, and the European market is managed through our subsidiary in Hoersholm, Denmark. The manufacturing process consists primarily of light assembly and final test, which is conducted at our facilities in Middletown, Rhode Island, and Tinley Park, Illinois.

       During 1999, we had an increase in communications sales of more than 83 percent, primarily due to the new land mobile satellite system we launched in February. This entry into a new market also was our most successful product launch ever, and 1999 sales exceeded Company expectations. Initial sales have been primarily to owners, manufacturers and distributors of RVs and luxury motor coaches. RV and motor coaches together represent a potential market for us of some 2.4 million existing vehicles and more than 500,000 new vehicles each year, and statistics and reports compiled by industry analysts indicate that this market will see considerable growth over the next 10 years. Continued growth in sales of marine mobile satellite systems during 1999 also contributed to the increase in communications revenues.

       Our navigation sales were down during 1999 primarily because military orders decreased. The military sales decline was principally due to longer sales cycles than originally anticipated for projects that were awarded to us, and as a result sales did not meet our expectations for the year. At the same time, the increasing pressure within branches of the United States military during 1999 to create new, more mobile forces was a strong validation of our product strategy for this market. Transforming military forces from a conventional, open-terrain threat to something more adaptable to the varied international crises that currently occur requires the consistent, highly accurate navigation capabilities that we believe is designed into our tactical navigation systems. Worldwide, the market for military retrofits and new installations of tactical navigation products is enormous and we are aggressively pursuing customers in many countries. Also during 1999, integration of our tactical navigation systems and fiber optic gyros (FOGs) advanced and we began taking orders for this new addition to our product line. We also sell fiber optic sensors to OEM customers, and in 1999 we strengthened our sales efforts in this area.

Results of Operations

The following table sets forth, for the periods indicated, certain financial data as a percentage of total revenues:


                                                                  Year Ended December 31,
                                                                  -----------------------
                                                            1999          1998            1997
                                                            ----          ----            ----


                  Net sales                                100.0 %       100.0          100.0



                  Gross profit                              34.1          31.7           45.0



                  Research and development                  18.4          19.3           12.4
                  Sales and marketing                       24.0          21.7           14.6


                  General and administrative                 9.3          10.8            7.4

                  Operating (loss) profit                  (17.6 )       (20.1)          10.6


                  Other expense (income), net               (0.3 )        (1.4)          (2.1)

                  (Loss) income before income tax
                      (benefit) expense                    (17.3 )       (18.7)          12.7

                  Income tax (benefit) expense              (5.5 )        (7.8)           4.0


                  Net (loss) income                        (11.8 )%      (10.9)           8.7


Years Ended December 31, 1999 and 1998

     Net Sales. Net sales increased to $22.8 million from $20.6 million in 1998, primarily due to strong communications sales that offset lower-than-expected navigation sales. Product sales were $22.0 million in 1999 and $19.6 million in 1998 with respective customer-funded research of $0.8 million and $1.0 million. Communications revenues increased 73% in 1999 to $11.4 million from $6.6 million in 1998 as strong sales of mobile television satellite systems for our new market in land vehicles exceeded expectations and our marine mobile satellite systems continued to sell well. Navigation revenues were $11.4 million in 1999 compared to $14.0 million in 1998, a decrease of more than 18% that is attributable to unanticipated declines in high-margin military sales. While we were selected for a number of high-margin military products, revenues were lower than anticipated due to longer timeframes for completing contracts than we had expected. Navigation products incorporating fiber optic sensors in 1999 decreased to $1.4 million from $1.7 million in 1998, reflecting the discontinuance of bus navigation products in late 1998. The bus navigation product was a legacy product acquired through acquisition. The decision to withdraw the bus navigation product from the marketplace was based on excessively high post sales support costs that made the economics of this product unfeasible. Our acquisition of fiber optic technology in 1997 was driven by our need to incorporate more accurate sensors into our existing product offerings. The process of integrating FOG technology has taken longer than anticipated, however, we received our first order for a tactical navigation system with an integrated fiber optic sensor in 1999 and anticipate sales in this product area will grow rapidly.

     Cost of Goods Sold. The Company's cost of goods sold consists primarily of direct labor, material and indirect manufacturing costs. Customer-funded research and development costs of $0.6 million in 1999 and $0.9 million in 1998 are also included as costs of sales. As a percentage of net sales, cost of goods sold decreased 2% in 1999 to 66% from 68% in 1998 due to two opposing factors. The positive impact of decreases in labor and material costs were offset by increases in manufacturing overheads, netting out to positive savings. Manufacturing overheads increased to $5.2 million in 1999 from $3.8 million in 1998 due to costs associated with initiating and scaling up production of new products and the under utilization of the Tinley Park manufacturing facility. Fixed manufacturing overheads at our Tinley Park facility were not offset by production volumes. In 1999, we completed the integration of fiber optic technology into our navigation products and received our first orders for these enhanced products. Based upon the market acceptance of our fiber optic-enhanced sensor products, we anticipate that sales volumes will be sufficient to offset manufacturing costs of the Tinley Park facility. Looking ahead, we believe our production cost trends will continue in a positive direction.

     Research and Development Expense. Research and development expense consists primarily of direct labor and material, associated overheads and other direct costs associated with the Company's internally funded product development. All software development costs are expensed in the period incurred. Internally funded research costs increased slightly to $4.2 million in 1999 from $4.0 million in 1998. We directed most of our research funds in 1999 to developing the new land mobile satellite television system and to integrating fiber optic sensor technology into our tactical navigation products. We continued to increase internal funding of product development, which allowed us to better focus our research and decrease the amount of time required to bring a new product to market in 1999. Total research and development expenditures, including customer-funded product development expenditures included in cost of goods sold, were $4.8 million in 1999 and $4.9 million in 1998. We anticipate that customer funding of research and development will increase in 2000, which will take some of the pressure off our capital resources by reducing overall research and development costs.

     Sales and Marketing Expense. Sales and marketing expense consists primarily of salaries and related expenses for sales and marketing personnel, sales commissions, travel expenses, cooperative advertising, sales literature, advertising and trade shows. Sales and marketing costs grew more than 22% to $5.5 million in 1999 from $4.5 million in 1998. Major factors contributing to the growth of sales expenses were independent sales representative commissions, staffing, travel and new-product-introduction costs. We expect sales and marketing expense will continue to grow as we introduce new products.

     General and Administrative Expense. General and administrative expense consists primarily of costs attributable to the Company's management, finance, accounting and human resources operations and legal and other professional services. We decreased costs slightly to $2.1 million in 1999 from $2.2 million in 1998 by improving cost controls.

     Interest Income. Interest income reflects the interest earned by investin excess cash in Federal short-term obligations.

     Interest Expense. Mortgage costs and certain costs associated with leases are included in interest expense. We anticipate significant increase in interest expense.

     Gain on Foreign Currency Translation. The results of operations of the Company's foreign subsidiary, KVH Europe, are determined by re-measuring its foreign currency-denominated operations as if they had taken place in United States dollars. Gains and losses resulting from this translation are included in the Company's net income. The translation gain decrease to $.06 million from $0.2 million reflects changes in the strength of the United States dollar relative to the Danish krone.

     Income Tax (Benefit) Expense. Due to losses in both 1999 and 1998, we realized a deferred income tax benefit of $1.3 million and a current income tax benefit of $1.6 million, respectively. Our effective tax rate in 1999 decreased by approximately 10% to 32% from 42% in 1998. The decrease reflects a write-down of deferred tax assets related to research tax credits taken from 1996 to 1998. We have taken this position based upon preliminary discussions with the Internal Revenue Service, which is currently engaged in reviewing our tax returns filed in those years. Based upon our interpretation of the research tax credit provision, we believe the 1999 tax provision includes amounts that are sufficient to offset any exposure we may have for the years under examination.

Years Ended December 31, 1998 and 1997

     Net Sales. Net sales decreased to $20.6 million in 1998 from $25.6 million in 1997. Product sales were $19.6 million in 1998 and $24.6 million in 1997 with customer-funded research of $1.0 in both years. Navigation sales decreased to $14.0 million in 1998 from $20.3 million in 1997, primarily due to a decline in high-margin military sales. Communications sales increased to $6.6 million in 1998 from $5.2 million in 1997 as direct sales began replacing large non-recurring OEM sales.

     Cost of Goods Sold. Cost of goods sold includes customer-funded research and development costs of $0.9 million in 1998 and $0.6 million in 1997. Cost of goods sold as a percentage of net sales increased to 68% in 1998 from 55% in 1997 due to a proportional decrease in higher-margin military product sales. Manufacturing overheads increased to $3.8 million in 1998 from $2.8 million in 1997 as we moved the fiber optic group from the former Andrew Corporation site to a new facility in Tinley Park, Illinois. Excluding fiber optic facility and manufacturing costs of $1.5 million, overhead would have decreased 11 percent in 1998 from 1997.

     Research and Development Expense. Research costs increased to $4.0 million in 1998 from $3.2 million in 1997 due to costs for developing new directional antenna systems and $1.4 million for fiber optic sensor integration and development. Internally funded product development accounted for $2.6 million of the 1998 increase while fiber optic start-up costs accounted for the remainder. Total research and development expenditures, including customer-funded product development expenditures included in cost of goods sold, were $4.9 million in 1998 and $3.8 million in 1997.

     Sales and Marketing Expense. Sales and marketing costs grew to $4.5 million in 1998 from $3.7 million in 1997. Major factors contributing to the growth of sales expenses were staffing, travel and new product introduction costs.

     General and Administrative Expense. Administrative costs increased to $2.2 million in 1998 from $1.9 million in 1997 due to staffing and increased professional fees related to maintaining our patent portfolio.

     Interest income. Interest income reflects the interest earned by investing excess cash in Federal short-term obligations.

      (Gain) Loss on Foreign Currency Translation. The translation gain increase to $0.2 million in 1998 from $0.1 million in 1997 reflects changes in the relative strength of the United States dollar in relation to the Danish krone.

     Income Tax Expense. We realized an income tax benefit of $1.6 million in 1998 compared to an expense of $1.0 million in 1997 due to our 1998 operating loss. Our effective tax rate in both years was positively affected by utilizing state and Federal research and development and investment tax credits.

         Liquidity and Capital Resources

                                                         Year ended December 31,

                                     1999            Change            1998           Change         1997
                                     ----            ------            ----           ------         ----
                                                               (in thousands)

 Cash and cash equivalents          $2,048            65%             1,239            (74%)         4,758
 Working capital                     7,733           ( 9%)            8,486            (32%)        12,410

     Through the use of existing cash balances and mortgage financing, we financed approximately $2.3 million in 1999 for the combined costs of operations and fixed asset acquisitions. In January 1999, we borrowed approximately $3 million by mortgaging our facility at 50 Enterprise Center, Middletown, Rhode Island (see note 5 of Notes to Consolidated Financial Statements). Looking ahead we anticipate that our operating costs will decrease in proportion to our sales volumes, generating positive cash from operations. We believe that fixed manufacturing overhead spending will decline as a percent of revenues and we plan to reduce research and development costs by offsetting these costs with customer funding.

     On March 27, 2000 we entered into a $5.0 million asset-based, three-year, revolving loan facility at an interest rate of the prime bank lending rate plus 1%. Any unused portion of the revolving credit facility accrues interest at an annual rate of 50 basis points. The loan facility provides for advancing funds based upon an asset availability formula that includes our eligible accounts receivable and inventory. The availability formula sets aside a fixed amount of qualified assets that may not be borrowed against. The company may terminate the loan prior to the full term, however, we would become liable for certain termination fees. (See Note 15 of Notes to Consolidated Financial Statements).

     We believe that existing cash balances and funds available under our new revolving credit facility will be sufficient to meet our anticipated working capital requirements for 2000. If we decide to expand more rapidly, to broaden or enhance products more rapidly, to acquire businesses or technologies or to make other significant expenditures to remain competitive, then we may need to raise additional funds.

     Other Matters

     Recent Accounting Pronouncements. In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133 -- an Amendment of FASB Statement No. 133". The Statement amends SFAS No. 133 to defer its effective date to all fiscal quarters of all fiscal years beginning after June 15, 2000. We have not yet completed our analysis of the impact of adopting SFAS No. 133 on the financial statements; however, it is not expected to have a material impact on the Company's financial condition, results of operations or cash flows.

     Year 2000 - After evaluating the impact of the year 2000 issue as it relates to our navigation and communications products, we have concluded that they are not affected by year 2000 operating issues. We also assessed our software and computer systems to be sure they are year 2000 compliant. Based on usage to date, our systems are year 2000 compliant.

     Inflation. The Company believes that inflation has not had a material effect on its results of operations.

Forward Looking Statements - Risk Factors

     This "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements that are subject to a number of risks and uncertainties. There are important factors that could cause actual results to differ materially from those anticipated by our previous statements.

     o Our products target two industries that are subject to volatility, risks and uncertainties. The communications industry is experiencing rapid growth fueled by strong worldwide demand and buffeted by competing formats and rapid, unpredictable technology changes. The defense industry historically experiences variability in supply and demand related to international conditions, national politics, budget decisions and technology changes, all of which are difficult or impossible to predict. Factors in both industries could affect our ability to effectively meet prevailing market conditions. To position KVH in these uncertain industries, we have:

        - acquired fiber optic technology and developed related new products;
        - redesigned and reduced product costs; and
        - improved operational efficiencies.

     o Our future sales growth will depend to a considerable extent upon the successful introduction of new mobile satellite communications products for use in marine and land applications. Our success depends heavily on us rapidly completing product development that results in marketable products, particularly for worldwide Internet and data applications. Success in this industry also requires satellite broadband capabilities that may not be available until 2001 or later and depends on other external variables that could adversely affect us:

        - satellite  launches and new  technology  are expensive and  experience
          some  failures;   and  -  poor  consumer  confidence  and/or  economic
          conditions could depress product demand.

     o We also need to increase military sales over 1999 levels to achieve overall profitability. Issues that can affect our success in the military navigation industry include:

        - funding, equipment and performance criteria are continually evolving;
        - we are introducing new technological solutions such as FOGs that must be proven and then accepted; - politics play a strong role in how products are selected; and
        - sales cycles are long and difficult to predict.

     o A large portion of our product development strategy for the near future relies upon FOGs. Expenses for FOG operations continue to add significant costs to operations. As we continue the process of integrating FOG sensors into current product offerings and pursuing OEM markets for existing FOG products, we expect FOG-related costs to increase. Our success with fiber optic products depends on our ability to continue funding FOG development and marketing efforts, and progress in increasing manufacturing capabilities.

     o Major competitors pose risks throughout our target markets:

        - Sea Tel Corporation manufactures and markets a broad line of marine satellite communications and satellite tracking equipment, including antenna systems for Inmarsat and DBS-TV applications. For large dish marine satellite systems, Sea Tel has greater marketing experience than the Company.
        - Datron Corporation provides a stabilized antenna design for RV and marine reception of DBS-TV that competes with the company's turnkey DBS products.
        - Hand-held worldwide satellite voice, data and fax services provided by companies such as Iridium World Communications, Ltd., Globalstar Telecommunications Ltd. and ICO Global Communications could compete with our phone systems, although we believe there are mobile applications where our antennas will be required.
        - FiberSense   manufactures  fiber  optic  gyros  that  compete  in
          price  and performance with our FOG products.

     o Our quarterly operating results have varied in the past and may vary significantly in the future depending upon all the foregoing risk factors and how successful we are in improving our ratios of revenues to expenses.

     o The trading price of our Common Stock has been subject to wide fluctuations, and this could continue due to:
        - variations in operating results;
        - development failures of our communications, navigation or FOG products; and
        - stock market volatility caused by industry events.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     Not applicable

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

     Information in the Proxy Statement under the captions "Board of Directors" and "Executive Compensation" is incorporated by reference.

Item 11.  Executive Compensation.

     Information   in  the  Proxy   Statement   under  the  caption   "Executive
Compensation" is incorporated by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

     Information in the Proxy Statement under the caption "Stock Ownership Information" is incorporated by reference.

Item 13.  Certain Relationships and Related Transactions.

     None.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedule, and Reports on Form 8-K.

(a)  Documents filed as part of this report:

                                                                                                              Page

     1.  Financial Statements:

         Report of Independent Auditors                                                                         19
         Consolidated Balance Sheets as of December 31, 1999, and 1998                                          20
         Consolidated Statements of Operations for the years ended December 31,
         1999, 1998 and 1997                                                                                    21
         Consolidated Statements of Stockholders' Equity for the years ended
         December 31, 1999,1998 and 1997                                                                        22
         Consolidated Statements of Cash Flows for the years ended December 31,
         1999, 1998 and 1997                                                                                    23
         Notes to Consolidated Financial Statements                                                             24

     2. Financial Statement Schedule. See "Independent Auditors Report" and "Schedule II - Valuation and Qualifying Accounts" included on pages 37 and 38. All other schedules have been omitted since the information is not required, or because the information required is included in the consolidated financial statements or notes.


 (b) Reports on Form 8-K:

     A Report on Form 8-K was filed on November 14, 1997. The report contains the asset purchase agreement between the Company and Andrew Corporation and a Common Stock Warrant both dated October 30, 1997.


 (c) Exhibit Number        Description
     --------------        -----------
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

     10.33                 Fifth Modification to Credit Agreement and Revolving Note dated
                                August 8, 1996 between the Company and Fleet National Bank

10.34    Andrew Corporation Asset Purchase and Warrant Agreement (3)
10.35 Sixth Modification to Credit Agreement and Revolving Note dated September 29, 1998, between the Company and Fleet National Bank
10.36 Seventh Modification to Credit Agreement and Revolving Note dated July 30, 1999, between the Company and Fleet National Bank
10.37 Eighth Modification to Credit Agreement and Revolving Note dated October 29, 1999, between the Company and Fleet National Bank

     (continued)





     Exhibit Number        Description

     10.38                 Loan and Security Agreement Dated March 27, 2000, between
                                the Company and Fleet Capital Corporation

     11.1                  Computation of (Loss) Earnings per Share (2)
     21.1                  List of Subsidiaries of the Company (1)
     23.1                  Consent of KPMG LLP
     27.1                  Financial Data Schedule
     99.1                  Open End Mortgage, and Security Agreement
     99.2                  Tinley Park, Illinois, lease


(1)  Incorporated  by Reference to Exhibit Index on Form S-1 filed with the  Securities and Exchange  Commission dated March 28, 1996, Registration No. 333-01258.
(2)  Filed by paper with the Securities and Exchange Commission.
(3)  Incorporated by reference to Exhibits 1 & 2 on Form 8-K filed with the Securities and Exchange  Commission dated November 14,
         1997.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KVH Industries, Inc.

        By:  /s/  Martin A. Kits van Heyningen
             -----------------------------------
            Martin A. Kits van Heyningen, President

        DATE: March 27, 2000

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.


                  Name                                                Title                                         Date


/s/ Martin A. Kits van Heyningen                 President (Chief Executive Officer)                             March 27, 2000
------------------------------------------
    Martin A. Kits van Heyningen

/s/ Richard C. Forsyth                           Chief Financial Officer (Principal Financial and                March 27, 2000
------------------------------------------
    Richard C. Forsyth                               Accounting Officer)


/s/ Arent H. Kits van Heyningen                  Chairman of the Board                                           March 27, 2000
------------------------------------------
    Arent H. Kits van Heyningen

/s/ Robert W. B. Kits van Heyningen              Director                                                        March 27, 2000
------------------------------------------
    Robert W. B. Kits van Heyningen

/s/ Mark S. Ain                                  Director                                                        March 27, 2000
------------------------------------------
    Mark S. Ain

/s/ Stanley K. Honey                             Director                                                        March 27, 2000
------------------------------------------
    Stanley K. Honey

/s/ Werner Trattner                              Director                                                        March 27, 2000
------------------------------------------
    Werner Trattner

/s/ Charles R. Trimble                           Director                                                        March 27, 2000
------------------------------------------
    Charles R. Trimble


                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
KVH Industries, Inc.:

We have audited the accompanying consolidated balance sheets of KVH Industries, Inc. and subsidiary as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of KVH Industries, Inc. and subsidiary at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.

/s/  KPMG LLP

Providence, Rhode Island

January 28, 2000, except for Notes 5 and 15, as to which the date is March 27, 2000


                       KVH INDUSTRIES, INC. AND SUBSIDIARY

                           Consolidated Balance Sheets

                           December 31, 1999 and 1998

                                                                           1999                  1998
                                                                           ----                  ----
        Assets (note 5)

Current assets:
  Cash and cash equivalents                                           $   2,047,838             1,239,227
  Accounts receivable, less allowance for doubtful accounts of
    $101,259 in 1999 and $91,604 in 1998 (note 12)                        3,362,390             3,106,414
  Income taxes receivable (note 9)                                               --             1,062,494
  Costs and estimated earnings in excess of billings on
    uncompleted contracts                                                   444,492               768,156
  Inventories (note 3)                                                    3,672,269             3,390,787
  Prepaid expenses and other deposits                                       292,793               360,346
  Deferred income taxes (note 9)                                            376,628               234,158
                                                                        ------------          ------------

        Total current assets                                             10,196,410            10,161,582
                                                                        ------------          ------------

Property and equipment, net (notes 4 and 15)                              7,227,778             7,186,539
Other assets, less accumulated amortization of  $240,507
  in 1999 and $107,254 in 1998 (note 2)                                     839,113               972,365
Deferred income taxes (note 9)                                            1,571,409               425,150
                                                                        ------------          ------------

             Total assets                                             $  19,834,710            18,745,636
                                                                        ============          ============

                      Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable                                                    $   1,599,770               853,238
  Current portion long-term debt (note 5)                                    75,643                    --
  Accrued expenses (note 7)                                                 792,086               822,533
                                                                        ------------          ------------

      Total current liabilities                                           2,467,499             1,675,771
                                                                        ------------          ------------

Long-term debt (note 5)                                                   2,865,232                    --
                                                                        ------------          ------------

        Total liabilities                                                 5,332,731             1,675,771
                                                                        ------------          ------------

Stockholders' equity (note 8):

  Preferred stock, $0.01 par value.  Authorized 1,440,390 shares;
    none issued.                                                                 --                    --
  Common stock, $.01 par value.  Authorized 11,000,000 shares;
    issued 7,296,892 shares in 1999 and 7,205,928 shares in 1998             72,969                72,059
  Additional paid-in capital                                             15,567,880            15,439,421
  (Accumulated deficit) retained earnings                                (1,138,870 )           1,558,385
                                                                        ------------          ------------

        Total stockholders' equity                                       14,501,979            17,069,865
                                                                        ------------          ------------

Commitment and other information (notes 6, 10 and 15)

            Total liabilities and stockholders' equity                $  19,834,710            18,745,636
                                                                        ============          ============


          See accompanying Notes to Consolidated Financial Statements.

                       KVH INDUSTRIES, INC. AND SUBSIDIARY

                      Consolidated Statements of Operations

                  Years ended December 31, 1999, 1998 and 1997

                                                                 1999               1998              1997
                                                                 ----               ----              ----

Net sales (note 12)                                        $   22,822,429         20,630,648        25,570,347
Cost of goods sold                                             15,034,250         14,100,398        14,085,463
                                                             -------------      -------------     -------------

      Gross profit                                              7,788,179          6,530,250        11,484,884

Operating expenses:
   Research and development                                     4,199,370          3,991,193         3,175,181
   Sales and marketing                                          5,471,231          4,469,654         3,738,605
   General and administrative                                   2,111,868          2,225,370         1,895,031
                                                             -------------      -------------     -------------

      Operating (loss) profit                                  (3,994,290 )       (4,155,967 )       2,676,067
                                                             -------------      -------------     -------------

Other income (expense):
   Interest income                                                147,631             58,735           336,157
   Interest expense                                              (187,867 )           (2,023 )          (8,893 )
   Other income                                                    19,805             27,392            95,083
   Gain on foreign currency translation                            63,644            197,663           138,272
                                                             -------------      -------------     -------------

      (Loss) income before income tax (benefit) expense        (3,951,077 )       (3,874,200 )       3,236,686

Income tax (benefit) expense (note 9)                          (1,253,822 )       (1,608,191 )       1,020,185
                                                             -------------      -------------     -------------

            Net (loss) income                              $   (2,697,255 )       (2,266,009 )       2,216,501
                                                             =============      =============     =============

Per share information (notes 8 and 14):

            Net (loss) income per common share - basic     $        (0.37 )            (0.32 )            0.31
                                                             =============      =============     =============
            Net (loss) income per common share - diluted   $        (0.37 )            (0.32 )            0.30
                                                             =============      =============     =============

Weighted average number of shares outstanding:

   Basic                                                        7,234,961          7,124,023         7,049,125
                                                             =============      =============     =============
   Diluted                                                      7,234,961          7,124,023         7,497,695
                                                             =============      =============     =============





          See accompanying Notes to Consolidated Financial Statements.

                       KVH INDUSTRIES, INC. AND SUBSIDIARY

                 Consolidated Statements of Stockholders' Equity

                  Years ended December 31, 1999, 1998 and 1997

                                                                              Additional       Retained            Total
                                             Preferred         Common          Paid-in         Earnings        Stockholders'
                                               Stock            Stock          Capital         (Deficit)          Equity
                                            ------------     ------------    -------------    ------------     --------------

Balances at December 31, 1996             $          --           69,932       14,884,806       1,607,893        16,562,631
                                            ------------     ------------    -------------    ------------      ------------

Net income                                           --               --               --       2,216,501         2,216,501

Common stock issued under benefit plan               --              127           67,404              --            67,531

Exercise of stock options                            --              801          151,913              --           152,714

Issuance of warrants (notes 2 and 8)                 --               --          194,435              --           194,435
                                            ------------     ------------    -------------    ------------      ------------

Balances at December 31, 1997             $          --           70,860       15,298,558       3,824,394        19,193,812
                                            ------------     ------------    -------------    ------------      ------------

Net (loss)                                           --               --               --      (2,266,009 )      (2,266,009 )

Common stock issued under benefit plan               --              797          118,620              --           119,417

Exercise of stock options                            --              402           22,243              --            22,645
                                            ------------     ------------    -------------    ------------      ------------

Balances at December 31, 1998             $          --           72,059       15,439,421       1,558,385        17,069,865
                                            ------------     ------------    -------------    ------------      ------------

Net (loss)                                           --               --               --      (2,697,255 )      (2,697,255 )

Common stock issued under benefit plan               --              852          124,995              --           125,847

Exercise of stock options                            --               58            3,464              --             3,522
                                            ------------     ------------    -------------    ------------      ------------

Balances at December 31, 1999             $          --           72,969       15,567,880      (1,138,870 )      14,501,979
                                            ============     ============    =============    ============      ============






          See accompanying Notes to Consolidated Financial Statements.

                       KVH INDUSTRIES, INC. AND SUBSIDIARY

                      Consolidated Statements of Cash Flows

                  Years ended December 31, 1999, 1998 and 1997

                                                                       1999               1998               1997
                                                                       ----               ----               ----

Cash flows from operating activities:

   Net (loss) income                                             $    (2,697,255 )      (2,266,009 )        2,216,501
   Adjustments to reconcile net (loss) income to
      net cash (used in) provided by operating activities:
   Depreciation and amortization                                       1,062,198           767,289            797,761
    Provision for doubtful accounts                                        9,655            17,695                284
   Provision for deferred taxes                                       (1,288,729 )        (193,206 )         (242,688 )
    (Increase) decrease in accounts and
      contract receivables (note 11)                                    (265,631 )       1,208,198          1,827,202
   Increase (decrease) in income taxes receivable                      1,062,494        (1,062,494 )               --
   Decrease (increase) in costs and estimated earnings
      in excess of billings on uncompleted contracts                     323,664          (362,142 )          429,706
   (Increase) decrease in inventories (note 11)                         (281,482 )         923,345           (649,213 )
    Decrease (increase) in prepaid expenses and other deposits            67,553          (138,331 )          (42,310 )
   Increase (decrease) in accounts payable                               746,532          (765,057 )          586,986
   Decrease in accrued expenses                                          (30,447 )        (170,301 )         (554,922 )
   Decrease in customer deposits                                              --                --         (2,502,432 )
                                                                   --------------     -------------      -------------

       Net cash (used in) provided by operating activities            (1,291,448 )      (2,041,013 )        1,866,875
                                                                   --------------     -------------      -------------

Cash flows from investing activities:

   Acquisition (note 2)                                                       --                --         (1,946,026 )
   Capital expenditures (note 11)                                       (970,185 )      (1,619,436 )       (2,335,423 )
                                                                   --------------     -------------      -------------

       Net cash used in investing activities                            (970,185 )      (1,619,436 )       (4,281,449 )
                                                                   --------------     -------------      -------------

Cash flows from financing activities:

    Note payable                                                       3,000,000                --                 --
    Repayment of note payable                                            (59,125 )
   Repayments of obligations under capital lease                              --                --            (53,739 )
   Stock option and benefit plan transactions                            129,369           142,062            220,245
                                                                   --------------     -------------      -------------

       Net cash provided by  financing activities                      3,070,244           142,062            166,506
                                                                   --------------     -------------      -------------

Net (decrease) increase in cash and cash equivalents                     808,611        (3,518,387 )       (2,248,068 )

Cash and cash equivalents at beginning of year                         1,239,227         4,757,614          7,005,682
                                                                   --------------     -------------      -------------

Cash and cash equivalents at end of year                         $     2,047,838         1,239,227          4,757,614
                                                                   ==============     =============      =============

Supplemental disclosure of cash flow information (note 11):

   Cash paid during the year for interest                        $       187,867             2,023              8,589
                                                                   ==============     =============      =============

    Cash paid during the year for income taxes                   $            --           137,785          1,872,049
                                                                   ==============     =============      =============


          See accompanying Notes to Consolidated Financial Statements.

                       KVH INDUSTRIES, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                        December 31, 1999, 1998 and 1997

(1)      Summary of Significant Accounting Policies

     (a) Description of Business

         KVH Industries, Inc. (the "Company") develops, manufactures and markets proprietary fiber optic, autocalibration and sensor technologies to produce navigation and mobile satellite communications systems for commercial, military and marine applications.

     (b) Principles of Consolidation

         The consolidated financial statements include the financial statements of KVH Industries, Inc. and its wholly-owned subsidiary, KVH Europe A/S ("KVH Europe"). All significant inter-company accounts and transactions have been eliminated in consolidation.

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

     (j) Research and Development

         Expenditures for research and development, including customer-funded research and development, are expensed in the year incurred. Revenue from customer-funded research and development is included in net sales, and the related product development costs are included in cost of goods sold. Revenues from customer-funded research and development totaled approximately $811,000, $1,022,000 and $957,000, respectively, in 1999,
         1998 and 1997, and related costs included in cost of goods sold totaled approximately $648,000, $936,000 and $630,000 in such years, respectively.

     (k) Foreign Currency Translation

         The financial statements of the Company's foreign subsidiary are re-measured into the United States dollar functional currency for consolidation and reporting purposes. Current exchange rates are used to re-measure monetary assets and liabilities. Historical exchange rates are used for non-monetary assets and related elements of expense. Revenue and other expense elements are re-measured at rates, which approximate the rates in effect on the transaction dates. Gains and losses resulting from this re-measurement process are recognized currently in the consolidated statements of operations.

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

         A reconciliation of the weighted average number of shares outstanding used in the computation of the basic and diluted earnings per share for the three years ended December 31, 1999 is as follows:


                                                           1999              1998              1997
                                                           ----              ----              ----
              Weighted average shares (basic)             7,234,961         7,124,023         7,049,125
              Effect of dilutive stock options                   --                --           448,570
                                                        ------------      ------------     -------------
              Weighted average shares (diluted)           7,234,961         7,124,023         7,497,695
                                                        ============      ============     =============


         The net (loss) income used in the calculation for basic and diluted earnings per share calculations agrees with the net (loss) income appearing in the financial statements.

        (p)      Comprehensive Income

         In 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income consists of the net loss. SFAS No. 130 requires only additional disclosures in the financial statements; it does not affect the Company's financial position or results of operations.

     (q) Fair Value of Financial Instruments

         The carrying amounts of accounts receivable, contracts receivable, costs and estimated earnings in excess of billings on uncompleted contracts, accounts payable and accrued expenses approximate fair value due to the short maturity of these instruments.

(2)  Acquisition

     On October 30, 1997 the Company purchased certain operating assets and assumed certain liabilities of the Sensor Products Group of the Andrew Corporation for approximately $1.9 million of cash (including acquisition costs) and warrants to purchase the Company's common stock, valued at approximately $0.2 million. The assets acquired provide the Company with the ability to produce fiber optic rate sensors that will advance the Company's existing product performance. The acquisition has been accounted for as a purchase and the allocation resulted in intangibles, primarily patents and workforce, of approximately $1.1 million that are being amortized on a straight-line basis over periods of 5-12 years. In 1998 the Company revalued certain current acquisition assets downward by $0.6 million, increasing the valuation of property and equipment and intangibles by approximately $0.3 million each.

 (3) Inventories

     Inventories at December 31, 1999 and 1998 consist of the following:

                                                   1999                    1998
                                                   ----                    ----
    Raw materials                          $  2,735,601               2,178,265
    Work in process                             350,128                 461,798
    Finished goods                              586,540                 750,724
                                            -----------              ----------
                                           $  3,672,269               3,390,787
                                            ===========              ==========

                       KVH INDUSTRIES, INC. AND SUBSIDIARY

     Project inventories totaling $163,044 and $139,930, respectively, in 1999 and 1998 have been offset against related progress payments and included as a component of costs and estimated earnings in excess of billings on uncompleted contracts.

 (4) Property and Equipment

     Property and equipment, net, at December 31, 1999 and 1998 consist of the following:

                                                     1999              1998
                                                     ----              ----
        Land                                    $     806,774           806,774
        Building and improvements                   3,228,381         3,227,336
        Leasehold improvements                        804,783           712,666
        Machinery and equipment                     3,337,910         2,912,705
        Office and computer equipment               2,951,979         2,494,878
        Motor vehicles                                 87,065            92,348
                                                  ------------      ------------
                                                   11,216,892        10,246,707

        Less accumulated depreciation               3,989,114         3,060,168
                                                  ------------      ------------
                                                $   7,227,778         7,186,539
                                                  ============      ============

     Depreciation for the years ended December 31, 1999, 1998 and 1997 amounted to $929,000, $660,000 and $772,000, respectively.

(5)  Debt and Line of Credit

     On January 11, 1999, the Company entered into a mortgage loan in the amount of $3,000,000 with a life insurance company. The note term is 10 years, with a principal amortization of 20 years at a fixed rate of interest of 7%. The mortgage loan is secured by land, building and improvements. Monthly mortgage expense is $23,259, including interest and principal, and due to the difference in the term of the note and amortization of the principal, a balloon payment of $2,014,716 is due on February 1, 2009. The principal paid in 1999 totaled $59,125, and as of December 31, 1999, $2,940,875 was outstanding. The following is a summary of future principal payments under the mortgage.

         Year ending December                          Principal Payment

                2000                                            75,643
                2001                                            81,111
                2002                                            86,974
                2003                                            93,262
                2004                                           100,004
                Subsequent to 2004                           2,503,881
                                                         -------------
           Total outstanding at December 31, 1999            2,940,875
                                                         =============

     After renegotiating the terms of the credit agreement, the Company entered into a new revolving loan agreement on March 27, 2000, with its bank. The new agreement allows for a $5.0 million asset-based, three-year, revolving loan facility at an interest rate of the prime bank lending rate plus 1%. Any unused portion of the revolving credit facility accrues interest at an annual rate of 50 basis points. The loan facility provides for advancing funds based upon an asset availability formula that includes the Company's eligible accounts receivable and inventory. The availability formula sets aside a fixed amount of qualified assets that may not be borrowed against. The Company, prior to its full term, may terminate the loan agreement with 90 days notice to the bank; however, it would become liable for certain termination fees (see Note 15).

                       KVH INDUSTRIES, INC. AND SUBSIDIARY

 (6) Leases

     The Company has certain operating leases for facilities, automobiles, and various equipment. The following is a summary of future minimum payments under operating leases that have initial or remaining non-cancelable lease terms in excess of one year at December 31, 1999:

         Year ending December 31,                      Operating Leases
                2000                                     $   184,204
                2001                                         189,010
                2002                                         193,961
                2003                                         175,066
                Subsequent to 2004                            45,410
                                                         -------------
           Total outstanding at December 31, 1999         $  967,969
                                                         =============

    Total rent expense incurred under operating leases for the years ended December 31, 1999, 1998 and 1997 amounted to, $223,421, $196,780 and
    $433,908, respectively. A facility lease term expired in 1999 and was not renewed.

(7)  Accrued Expenses

     Accrued expenses at December 31, 1999 and 1998 consist of the following:

                                                                                 1999               1998
        Accrued payroll, bonus and other related expenses payable            $  572,130            417,406
        Professional fees                                                       102,920            110,803
        Accrued sales commissions                                                16,887            120,045
        Other                                                                   100,149            174,279
                                                                               ---------          ---------
            Total accrued expenses                                           $  792,086            822,533
                                                                               =========          =========

(8) Stockholders' Equity
     (a) Employee Stock Options and Warrants

         The Company has a 1986 Executive Incentive Stock Option Plan, a 1995 Incentive Stock Option Plan, and a 1996 Incentive and Non-Qualified Stock Option Plan (the "Plans").

         The Company has reserved 1,415,000 shares of its common stock for issuance upon exercise of options granted or to be granted under the Plans. These options generally vest in equal annual amounts over four years beginning on the date of the grant. The Plans provide that options be granted at exercise prices not less than market value on the date the option is granted and options are adjusted for such changes as stock splits and stock dividends. No options are exercisable for periods of more than 10 years after date of grant.

         The per share weighted-average fair values of stock options granted during 1999, 1998 and 1997 were $1.07, $2.74 and $4.12, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                   1999       1998         1997
                                                   ----       ----         ----
               Expected dividend yield                0%         0%          0%
               Risk-free interest rate             6.25%      5.84%       5.36%
               Expected volatility                98.05%    115.48%      82.71%
               Expected life (years)                1.3        3.0         3.0

                       KVH INDUSTRIES, INC. AND SUBSIDIARY

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

                                                                      1999           1998            1997
               Net (loss) income             As reported        $   (2,697,255 )   (2,266,009 )     2,216,501
                                             Pro forma          $   (2,815,596 )   (3,013,785 )     1,942,467

               Net (loss) income per         As reported        $        (0.37 )        (0.32 )          0.30
                 common share - diluted      Pro forma          $        (0.39 )        (0.42 )          0.26

         Pro forma net (loss) income reflects only options granted in 1999, 1998 and 1997. The full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net (loss) income amounts presented above because compensation cost is based upon fair value at the grant date.

         At December 31, 1999, warrants issued in conjunction with the acquisition of the Sensor Products Group of the Andrew Corporation (note 2), to purchase 50,000 common shares were outstanding. Each warrant allows the holder thereof to acquire one share of common stock for a purchase price of $8.00. The warrants are exercisable through October 30, 2002.

         The changes in outstanding employee stock options for the three years ended December 31, 1999, 1998 and 1997 is as follows:

                                                           Number of                         Weighted-average
                                                             shares                           Exercise Price
                                                         -------------                    ----------------------
              Outstanding at December 31, 1996             1,021,327                             $ 3.83

                     Granted                                  66,250                               7.13

                     Exercised                               (86,728 )                             0.76

                     Expired and canceled                    (70,446 )                             5.93
                                                           -----------                            ------
              Outstanding at December 31, 1997               930,403                             $ 4.28

                     Granted                                 687,950                               3.97

                     Exercised                               (40,195 )                             0.60

                     Expired and canceled                   (383,525 )                             7.58
                                                           -----------                            ------
              Outstanding at December 31, 1998             1,194,633                             $ 3.14

                     Granted                                 181,140                               1.52

                     Exercised                                (6,410 )                             0.77

                     Expired and canceled                   (107,995 )                             2.50
                                                           -----------                            ------
              Outstanding at December 31, 1999             1,261,368                             $ 3.00
                                                          ===========                            ======

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

                       KVH INDUSTRIES, INC. AND SUBSIDIARY

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

         The following table summarizes information about employee stock options at December 31, 1999:

               Range of            Number           Average          Weighted-         Exercisable         Weighted-
               Exercise         Outstanding        Remaining          Average             As of             Average
                Prices            12/31/99           Life            Exercise           12/31/99         Exercise Price
                                                                       Price
             --------------     -------------     ------------     --------------     --------------     ---------------
              $0.60-$1.17         154,668            2.65              $0.90             64,668              $0.60
              $1.70-$1.70         399,000            0.82              $1.70             399,000             $1.70
              $2.19-$3.50         110,600            4.37              $2.46               40,000            $2.89
              $4.13-$4.13         448,316            2.30              $4.13             295,055             $4.13
              $4.54-$9.13         148,784            2.68              $5.67               96,221            $6.29
                                -------------     ------------     --------------     --------------     ---------------
              $0.60-$9.13        1,261,368           2.10              $3.00             894,944             $2.97
                                =============     ============     ==============     ==============     ===============

         At December 31, 1999, 1998 and 1997 the number of options exercisable was 894,944, 782,548 and 646,576, respectively, and the weighted average exercise price of those options was $2.97, $2.82 and $3.87, respectively.

     (c) Employee Stock Purchase Plan

         The Employee Stock Purchase Plan (the "ESPP") covers substantially all employees in the United States and Denmark. The ESPP allows eligible employees the right to purchase common stock on a semi-annual basis at the lower of 85% of the market price at the beginning or end of each six-month offering period. During 1999 and 1998, 85,201 and 80,510 shares, respectively, were issued under this plan. As of December 31, 1999, 257,238 shares were reserved for future issuance under the plan.

(9)  Income Taxes

     Income tax (benefit) expense for the years ended December 31, 1999, 1998 and 1997 are presented below.

                                                   Current              Deferred                 Total
                                                 ------------         --------------         --------------
         1999:
                    Federal                    $      34,907             (1,020,100 )             (985,193 )
                    State                                 --               (153,655 )             (153,655 )
                    Foreign                               --               (114,974 )             (114,974 )
                                                 ------------         --------------         --------------
                                               $      34,907             (1,288,729 )           (1,253,822 )
                                                 ============         ==============         ==============
         1998:
                    Federal                    $  (1,237,981 )             (233,226 )           (1,471,207 )
                    State                           (208,595 )               40,020               (168,575 )
                    Foreign                           31,591                     --                 31,591
                                                 ------------         --------------         --------------
                                               $  (1,414,985 )             (193,206 )           (1,608,191 )
                                                 ============         ==============         ==============
         1997:
                    Federal                    $   1,037,954               (212,586 )              825,368
                    State                            157,997                (30,102 )              127,895
                    Foreign                           66,922                     --                 66,922
                                                 ------------         --------------         --------------
                                               $   1,262,873               (242,688 )            1,020,185
                                                 ============         ==============         ==============

                       KVH INDUSTRIES, INC. AND SUBSIDIARY

     The actual tax (benefit) expense differs from the "expected" tax (benefit) expense computed by applying the United States Federal corporate tax rate of 34% to (loss) income before income taxes as follows:

                                                                                  1999              1998            1997
                                                                               -------------     -----------     -----------
      Computed "expected" tax (benefit) expense                              $  (1,343,366  )    (1,317,228 )     1,100,473
      Increase (decrease) in income taxes resulting from:
               Non-deductible expenses                                              17,227           15,699          26,262
               Utilization of tax credits                                          (88,642  )      (176,982 )      (215,411 )
               State income tax (benefit) expense, net of
                   Federal income tax benefit                                     (101,412  )      (168,575 )        84,411
               Revaluation of tax credits                                          224,602               --              --
               Other                                                                37,769           38,895          24,450
                                                                               -------------     -----------     -----------
                       Net income tax (benefit) expense                      $  (1,253,822  )    (1,608,191 )     1,020,185
                                                                               =============     ===========     ===========

     The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 1999 and 1998 are as follows:

                                                                                                    1999           1998
                                                                                                -----------     ---------
      Deferred tax assets:
         Accounts receivable, due to allowance for doubtful accounts                           $     39,835        39,810
         Inventories, due to valuation reserve                                                       30,062        30,923
         Inventories, due to differences in costing for tax purposes                                  2,359         2,138
         Inventories, due to unrealized gain                                                        107,950        48,315
         Operating loss carryforwards                                                             1,370,621            --
         Intangibles due to differences in amortization                                              42,964        14,695
         Dislodged tax credits from prior years                                                     454,154       460,000
         Accrued warranty costs                                                                      40,276        42,882
         Accrued vacation                                                                            69,069        98,822
         Affiliated foreign sub-operating tax carryforwards                                         114,974            --
                                                                                                 -----------     ---------
            Gross deferred tax assets                                                          $  2,272,264       737,585
                                                                                                 -----------     ---------
      Deferred tax liability:
         Property and equipment, due to differences in depreciation                                 324,227        78,277
                                                                                                 -----------     ---------
                  Net deferred tax asset                                                       $  1,948,037       659,308
                                                                                                 ===========     =========

     At December 31, 1999, the Company had federal net operating loss carryforwards available to offset future taxable income of approximately $3,533,000. The Company also had state net operating loss carryforwards available to offset future state taxable income of approximately $2,261,000. These net operating loss carryforwards generated in 1999 expire in 2019. Furthermore, the Company had foreign operating loss carryforwards to offset future taxable income of approximately $338,000. These foreign net operating loss carryforwards generated in 1999 expire in 2004.

     At December 31, 1999, the Company had tax credit carryforwards available to reduce future tax expense of approximately $454,000. Research and development tax credit carryforwards in the amounts of $88,000, $99,000, $82,000 and $87,000 relating to 1999, 1998, 1997 and 1996 expire in 2019,
     2018, 2012 and 2011, respectively. Alternative Minimum Tax credits of $49,000, $38,000 and $11,000 from 1997, 1996 and 1995, respectively, have no expiration date.

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. In order to fully realize the deferred tax asset, the Company will need to generate future taxable income of approximately $5,066,000 prior to the expiration of the net operating loss carryforwards in 2019 and the portion of tax credits that expire in years 2012 and 2011. Taxable income (loss) for the years ended December 31, 1999, 1998 and 1997 was approximately ($3,533,000), ($4,814,000) and $3,236,000, respectively.
     Based upon the level of projections for future taxable income over the periods during which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if there are changes in the estimates of future taxable income during the carryforward period.

     Undistributed earnings/(deficit) of the Company's foreign subsidiary amounted to approximately $54,000 and $247,000 at December 31, 1999 and 1998, respectively. Those earnings are considered to be indefinitely reinvested and, accordingly, no related provision for United States federal and state income taxes has been provided. Upon distribution of those earnings in the form of dividends or otherwise, the Company may be subject to both United States income taxes (subject to an adjustment for foreign tax credits) and withholding taxes in the various foreign countries.

(10) 401(k) Profit Sharing Plan

     The Company has a 401(k) Profit Sharing Plan (the Plan) for all eligible employees. All employees with a minimum of one year of service who have attained age 21 are eligible to participate. Participants can contribute up to 15% of total compensation, subject to the annual IRS dollar limitation. Participants become fully vested in Company contributions after 7 years of continuous service. Company contributions to the plan are discretionary. During 1999, 1998 and 1997, the Company did not make any contributions to the Plan.

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

(12) Business and Credit Concentrations

     The Company derives a substantial portion of its revenues from the armed forces of the United States and foreign governments. The Company estimates that approximately 27%, 38% and 52% of the Company's revenues were derived from United States and foreign military and defense-related sources in fiscal 1999, 1998 and 1997, respectively. A significant portion of the Company's revenues are also derived from customers outside the United States. Revenues from foreign customers accounted for 29%, 30% and 31% of total revenues in fiscal 1999, 1998 and 1997, respectively.

     Sales to the United States Army Tank and Automotive Command accounted for approximately 14% and 17% of net sales in 1999 and 1998, respectively. Sales to General Motors Corporation of Canada accounted for approximately 12% and 14% of the Company's net sales in 1999 and 1998, respectively.

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

     (a) Products and Services

         The   Company's   sensor   systems  are   primarily   marketed  in  the
         communication and navigation industries. Revenues attributed to each of these industries is as follows:

                       KVH INDUSTRIES, INC. AND SUBSIDIARY

                                                      1999                1998                1997
                                                   ------------        ------------        ------------
             Navigation                          $  11,448,340          13,985,623          20,328.191
             Communication                          11,374,089           6,645,025           5,242,156
                                                   ------------        ------------        ------------
                                                 $  22,822,429          20,630,648          25,570,347
                                                   ============        ============        ============

     (b) Geographic Information

         The Company's operations are located in the United States and Europe, and substantially all long-lived assets reside in the United States. Inter-region sales are not significant to total revenue of any geographic region. Revenues in geographic regions for each of the three-year periods ended December 31, 1999, 1998 and 1997 is as follows:

                                                       1999                1998                1997
                                                    ------------        ------------        ------------
               United States                      $  18,957,235          17,461,608          23,258,557
               Europe                                 3,865,194           3,169,040           2,311,790
                                                    ------------        ------------        ------------
                                                  $  22,822,429          20,630,648          25,570,347
                                                    ============        ============        ============

         United States revenues include export sales to unaffiliated customers, located primarily in Europe and Canada, and totaled $6,583,535, $6,112,627 and $7,813,138, respectively, in 1999, 1998 and 1997.

(14) Selected Quarterly Financial Results (Unaudited) Financial information for interim periods was as follows:

                                                       First            Second             Third             Fourth
                                                      Quarter           Quarter           Quarter           Quarter
                                                     -----------     --------------     -------------      -----------
       1999
       Net sales                                   $  5,973,170          6,525,644         4,781,389        5,542,226
       Gross profit                                   2,203,412          2,241,820         1,485,783        1,857,164
       Net loss                                        (145,617 )         (307,120 )      (1,041,584 )     (1,202,934 )
       Loss per share (a):
          Basic                                    $      (0.02 )            (0.04 )           (0.14 )          (0.17 )
                                                     ===========     ==============     =============      ===========
          Diluted                                  $      (0.02 )            (0.04 )           (0.14 )          (0.17 )
                                                     ===========     ==============     =============      ===========
       1998
       Net sales                                   $  4,128,601          6,470,240         5,307,323        4,724,484
       Gross profit                                   1,130,182          2,390,607         2,164,348          845,113
       Net loss                                        (896,719 )         (247,329 )         258,089       (1,380,050 )
       (Loss) earnings per share (a):
          Basic                                    $      (0.13 )            (0.03 )            0.04            (0.19 )
                                                     ===========     ==============     =============      ===========
          Diluted                                  $      (0.13 )            (0.03 )            0.04            (0.19 )
                                                     ===========     ==============     =============      ===========
       1997
       Net sales                                   $  5,916,329          5,770,505         7,025,976        6,857,537
       Gross profit                                   2,737,300          2,519,762         3,546,897        2,680,925
       Net loss                                         603,989            402,167         1,018,799          191,546
       Earnings per share (a):
          Basic                                    $       0.09               0.06              0.14             0.03
                                                     ===========     ==============     =============      ===========
          Diluted                                  $       0.08               0.05              0.14             0.03
                                                     ===========     ==============     =============      ===========

     (a) Earnings (loss) per share are computed independently for each of the quarters. Therefore, the earnings (loss) per share for the four quarters may not equal the annual earnings (loss) per share data.

                       KVH INDUSTRIES, INC. AND SUBSIDIARY

(15) Subsequent Events

     The Company entered into a new revolving loan agreement on March 27, 2000, with its bank after renegotiating the terms of the credit agreement. The new agreement allows for a $5.0 million asset-based, three-year, revolving loan facility at an interest rate of the prime bank lending rate plus 1%. Any unused portion of the revolving credit facility accrues interest at an annual rate of 50 basis points. The loan facility provides for advancing funds based upon an asset availability formula that includes the Company's eligible accounts receivable and inventory. The availability formula sets aside a fixed amount of qualified assets that may not be borrowed against. The company, prior to its full term, may terminate the loan agreement with 90 days notice to the bank; however, it would become liable for certain termination fees.

                          INDEPENDENT AUDITORS' REPORT

       The Board of Directors and Shareholders
       KVH Industries, Inc.:

       Under the date of January 28, 2000, except for Notes 5 and 15, as to which the date is March 27, 2000, we reported on the consolidated balance sheets of KVH Industries, Inc., and subsidiary as of December 31, 1999 and 1998 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1999, as contained in the annual report on Form 10-K for the year 1999. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule listed in Item 14(a)(2). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

       In our opinion, such financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

       /s/ KPMG LLP

       Providence, Rhode Island
       January 28, 2000

         Schedule II
                       KVH INDUSTRIES, INC. AND SUBSIDIARY
                        Valuation and Qualifying Accounts

                                                        Additions
                                        Balance at     Charged to
                                      Beginning of       Cost or       Deductions    Balance at
                  Description             Year           Expense     from Reserve   End of Year
          ----------------------------------------------------------------------------------------
                                                    (in thousands)
          Deducted from accounts
          receivable for doubtful
          accounts
                     1999                  92              67            (58)           101
                     1998                  74              26             (8)            92
                     1997                  50              24             --             74

          Deducted from inventory
          for estimated obsolescence
                     1999                   77              76            (77)           76
                     1998                  511              50           (484)           77
                     1997                  105             556           (150)          511