Form 10-Q
period 2000-03-31
KVH INDUSTRIES INC \DE\
filed 2000-04-21
CIK 1007587

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

                  For the quarterly period ended March 31, 2000

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

         Date                    Class                    Outstanding shares

   April 14, 2000   Common Stock, par value $0.01 per, share   7,598,094

                       KVH INDUSTRIES, INC. AND SUBSIDIARY
                                      INDEX

                                                                    Page No.
   PART I.   FINANCIAL INFORMATION

       ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

          Consolidated Balance Sheets as of March 31, 2000 and
          December 31, 1999                                              3

          Consolidated Statements of Operations for the three
          months ended March 31, 2000 and 1999                           4

          Consolidated Statements of Cash Flows for the three
          months ended March 31, 2000 and 1999                           5

          Notes to Consolidated Financial Statements                     6


      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS            7

   PART II. OTHER INFORMATION                                           10

     ITEM 1. LEGAL PROCEEDINGS                                          10

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                           11

   SIGNATURES                                                           11

Part I. Financial Information

Item 1.  Financial Statements.

                                           KVH INDUSTRIES, INC. AND SUBSIDIARY
                                               CONSOLIDATED BALANCE SHEETS

                                                                                   March 31, 2000       December 31, 1999
                                                                                    (Unaudited)             (Audited)
                                                                                  -----------------    ---------------------

Assets:
    Current assets:
        Cash and cash equivalents                                                 $    1,524,315             2,047,838
        Accounts receivable, net                                                       4,066,031             3,362,390
        Costs and estimated earnings
            in excess of billings on uncompleted contracts                               472,665               444,492
        Inventories                                                                    3,257,743             3,672,269
        Prepaid expenses and other deposits                                              386,978               292,793
        Deferred income taxes                                                            376,628               376,628
                                                                                    -------------         -------------

            Total current assets                                                      10,084,360            10,196,410
                                                                                    -------------         -------------

        Property and equipment, net                                                    7,063,955             7,227,778
        Other assets, less accumulated amortization                                      805,945               839,113
        Deferred income taxes                                                          2,055,101             1,571,409
                                                                                    -------------         -------------

                Total assets                                                      $   20,009,361            19,834,710
                                                                                    =============         =============


Liabilities and stockholders' equity:
    Current liabilities:
        Current portion long term debt                                            $       77,378                75,643
        Accounts payable                                                               1,800,423             1,599,770
        Accrued expenses                                                               1,152,963               792,086
                                                                                    -------------         -------------

            Total current liabilities                                                  3,030,764             2,467,499
                                                                                    -------------         -------------

        Long term debt                                                                 2,851,769             2,865,232
                                                                                    -------------         -------------

                Total liabilities                                                      5,882,533             5,332,731
                                                                                    -------------         -------------

    Stockholders' equity:
        Common stock                                                                      75,981                72,969
        Additional paid-in capital                                                    16,055,964            15,567,880
        Accumulated deficit                                                           (2,005,117 )          (1,138,870 )
                                                                                    -------------         -------------

            Total stockholders' equity                                                14,126,828            14,501,979
                                                                                    -------------         -------------

                Total liabilities and stockholders' equity                        $   20,009,361            19,834,710
                                                                                    =============         =============

          See accompanying Notes to Consolidated Financial Statements.

      Item 1.  Financial Statements.


                                                     KVH INDUSTRIES, INC. AND SUBSIDIARY
                                                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                 (Unaudited)

                                                                         Three months ended
                                                                              March 31,

                                                                     2000                    1999
                                                              -------------------      -----------------

              Net sales                                        $       5,696,515              5,973,170
              Cost of sales                                            3,818,276
                                                                                              3,769,758

                                                                -----------------      -----------------
              Gross profit                                             1,878,239              2,203,412

              Operating expenses:
                  Research and development                             1,074,442
                                                                                                869,541

                  Sales and marketing                                  1,418,388              1,152,731
                  General and administrative                             527,734
                                                                                                569,183

                                                                -----------------      -----------------
                                                                      (1,142,325
                      Loss from operations                                      )              (388,043)

              Other expense (income):
                  Other expense (income)                                 127,787                 (4,546)
                  Interest expense, net                                    2,763                    100
                  Foreign currency loss (gain)                            76,991                       )
                                                                                                (11,170

                                                                -----------------      -----------------
                                                                      (1,349,866
                      Loss before income tax benefit                            )              (372,427)

              Income tax benefit                                         483,619                226,810
                                                                -----------------      -----------------
                                                                        (866,247

                          Net loss                             $                )              (145,617)
                                                                =================      =================

              Per share information:

              Loss per share:
                  Basic                                        $           (0.12)                 (0.02)
                  Diluted                                      $           (0.12)                 (0.02)

              Number of shares used in per share calculation:

                  Basic                                                7,435,915              7,205,928
                  Diluted                                              7,435,915              7,205,928


          See accompanying Notes to Consolidated Financial Statements.

Item 1. Financial Statements.


                                                  KVH INDUSTRIES, INC. AND SUBSIDIARY
                                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                              (Unaudited)

                                                                                        2000                  1999
                                                                                    -------------         -------------

Cash flow from operations:

        Net loss                                                                  $     (866,247 )            (145,617 )

Adjustments to reconcile net loss to net cash used in operating activities:

    Depreciation and amortization                                                        262,203               203,080
    Provision for deferred taxes                                                        (483,692 )            (148,748 )
    Increase in accounts and contract receivables, net                                  (703,641 )          (1,619,702 )
    (Increase) decrease in costs and
        estimated earnings in excess of billings on uncompleted contracts                (28,173 )             546,515
    Decrease (increase) in inventories                                                   414,526              (168,128 )
    Increase in prepaid expenses and other deposits                                      (94,185 )             (19,991 )
    Increase in accounts payable                                                         200,653               456,514
    Increase in accrued expenses                                                         360,877                81,899
                                                                                    -------------         -------------

        Net cash used in operating activities                                           (937,679 )            (814,178 )
                                                                                    -------------         -------------

Cash flow from investing activities:

    Capital expenditures                                                                 (65,212 )            (427,797 )
                                                                                    -------------         -------------

        Net cash used in investing activities                                            (65,212 )            (427,797 )
                                                                                    -------------         -------------

Cash flow from financing activities:

    Proceeds from long term debt                                                              --             3,000,000
    Repayments of long term debt                                                         (11,728 )              (5,913 )
    Proceeds from exercise of stock options                                              491,096                    --
                                                                                    -------------         -------------

        Net cash provided by financing activities                                        479,368             2,994,087
                                                                                    -------------         -------------

        Net (decrease) increase in cash and cash equivalents                            (523,523 )           1,752,112
                                                                                    -------------         -------------

Cash and cash equivalents at beginning of period                                       2,047,838             1,239,227
                                                                                    -------------         -------------

Cash and cash equivalents at end of period                                        $    1,524,315             2,991,339
                                                                                    =============         =============

Supplement disclosure of cash flow information:

    Cash paid during the period for interest                                      $       52,039                30,108
    Cash paid during the period for income tax                                    $           --                 1,130


          See accompanying Notes to Consolidated Financial Statements.

 Item 1.  Financial Statements.


                       KVH INDUSTRIES, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements

                            March 31, 2000 and 19998

                                   (Unaudited)

     (1) The accompanying consolidated financial statements of KVH Industries, Inc. and subsidiary (the "Company") for the three-month periods ended March 31, 2000 and 1999, have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The consolidated financial statements presented have not been audited by independent public accountants, but include all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations and cash flows for such periods. These consolidated financial statements do not include all disclosures associated with annual financial statements and accordingly should be read in conjunction with our consolidated financial statements and notes included in the Company's Annual Report on Form 10-K dated March 27, 2000, as filed with the Securities and Exchange Commission. Copies of our Form 10-K are available upon request. Our results for the three months ended March 31, 2000 are not necessarily indicative of operating results for the remainder of the year.

     (2) Inventories at March 31, 2000 and December 31, 1999 include the costs of material, labor and factory overhead. Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                                           March 31,              December 31,
                                              2000                    1999
 Raw materials                          $     2,800,000            2,735,601
 Work in process                                 93,853              350,128
 Finished goods                                 363,890              586,540
                                          --------------         ------------
                                        $     3,257,743            3,672,269
                                          ==============         ============


     Defense project inventories are included in the balance sheet caption "Costs and estimated earnings in excess of billings on uncompleted contracts." Defense project inventories amounted to $163,111 and $163,044 at March 31, 2000 and December 31, 1999, respectively. Defense contracts provide for project costs reimbursement as costs are incurred, through monthly invoicing of vouchers or progress billings.

     (3) On January 11, 1999, we entered into a mortgage loan in the amount of $3,000,000 with a life insurance company. The note term is 10 years, with a principal amortization of 20 years at a fixed rate of interest of 7%. The mortgage loan is secured by land, building and improvements. Monthly mortgage expense is $23,259, including interest and principal, and due to the difference in the term of the note and amortization of the principal, a balloon payment of $2,014,716 is due on February 1, 2009. As of March 31, 2000, $2,929,147 was
outstanding.

     On March 27, 2000, we entered into a $5.0 million asset-based, three-year, revolving loan facility with interest at the prime bank lending rate plus 1%. Unused portions of the revolving credit facility accrue interest at an annual rate of 50 basis points. The loan facility advances funds based upon an asset availability formula that includes our eligible accounts receivable and inventory. The availability formula sets aside a fixed amount of qualified assets that may not be borrowed against. We may terminate the loan prior to the full term, however, we would become liable for certain termination fees. At March 31, 2000, we had $5,000,000 of unused borrowings with our bank to be drawn upon as needed.

     (4) Net loss per common share. The computation of the loss per share for the three-month periods ended March 31, 2000 and 1999, excludes the effect of potential common stock, as the effect would be anti-dilutive. See Exhibit 11 for a reconciliation of the weighted-average number of shares outstanding used in the computation of the basic loss per common share.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Safe Harbor statement under the 1995 Private Securities Litigation Reform Act.

     With the exception of historical information, the matters discussed in this Quarterly Report on Form 10-Q include certain forward-looking statements that are subject to certain risks and uncertainties that could cause actual results to differ materially from those stated. These forward-looking statements reflect management's opinions only as of the date hereof, and KVH Industries, Inc. assumes no obligation to update this information. Risks and uncertainties include, but are not limited to, those discussed in the section entitled
"Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward Looking Statements - `Risk Factors.'" Shareholders of the Company are cautioned not to place undue reliance on forward-looking statements made in the Quarterly Report on Form 10-Q. This report should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K dated March 27, 2000. These reports are filed with the Securities and Exchange Commission and copies are available from the Company upon request or through the Company's web site at www.kvh.com.

Results of Operations

     Overview - The sensor systems we produce for multiple market applications are based on the proprietary fiber optic, autocalibration and fluxgate technologies that are our core resource. We integrate our sensors into our satellite communications and navigation systems for mobile marine and land applications in the commercial and military markets. Sensors also are sold as components to original equipment manufacturers (OEM) markets. We sell our sensor products and systems through a variety of channels, including a direct sales force and a network of dealers, value-added resellers, distributors and sales representatives. Our research and development activities are funded internally and by customers. We are financing virtually all of the cost of developing our marine navigation and satellite communications products. Manufacturing operations consist primarily of final assembly and test of products, materials procurement management and quality assurance.

Sensor-based Products for Communications

     A key component of our communications products is our proprietary three-axis, fully stabilized antenna, which maintains satellite contact with geostationary satellites when a vessel or vehicle platform is in motion. The antennas use a KVH digital gyro compass and inclinometer to measure precisely the pitch, roll and yaw of an antenna platform in relation to the earth. That data is used by our proprietary stabilization and control software and on-board microprocessors to compute the antenna movement necessary to maintain satellite contact and then transmit precise motor control instructions to aim the antenna. We have designed our antennas to permit rapid initial acquisition of the satellite signal without operator intervention. The primary focus of current development efforts is on creating a system that can provide mobile users with two-way, broadband Internet capabilities.

     Our TracVision DBS antenna system product line provides mobile television and data reception on boats and land vehicles. TracVision systems for marine use are compatible with both Digital Video Broadcasting (DVB) and Digital Satellite System (DSS) services. Land TracVision systems deliver DSS services to on-the-move or stationary recreational and sports utility vehicles, motor coaches, vans, and long-haul trucks. Our Tracphone(R) systems deliver voice, fax and data to pleasure and commercial marine vessels via the mini-M satellite constellation operated by Inmarsat (the International Maritime Satellite Organization).

Sensor-based Products for Navigation

     We also sell sensor-based products for navigation applications in the military and marine markets. Compass systems utilize our digital fluxgate heading sensor to sample the surrounding magnetic field and output precise heading data. These signals are relayed to an on-board microprocessor, where filtering and averaging algorithms that we developed translate the output to stable heading information. Our proprietary autocalibration software continuously and automatically compensates for the effects of magnetic interference. In highly dynamic applications where greater accuracy and fully stabilized heading output is required, we integrate the sensor with one or more angular rate gyros and inclinometers. This integration provides three-dimensional error correction and stabilization capabilities previously available only from more costly systems. For the military market, our TACNAV(TM) sensor product line ranges from a simple GPS-compatible compass system with a single commander's display to a complete, integrated system that provides full tactical navigation and targeting capabilities and includes up to three separate commander's, gunner's and driver's displays. TACNAV FOG combines the proven performance of TACNAV TLS systems with the high accuracy of a KVH fiber optic sensor. Fiber Optic Sensor Systems

     In addition to integrating our FOG technology into the KVH high-end TACNAV system, we sell FOGs to commercial OEMs for a variety of applications. Key applications include measuring electrical power flow, robotics, positive train control and precision agriculture. The basic component of FOG sensors is E.Core, a proprietary optical fiber that we manufacture.

     Net loss per share - Net losses for the three-month periods ended March 31 were $866,247 or $.12 per share in 2000 and $145,617 or $.02 per share in 1999.
Operating losses in 2000 were attributable primarily to ongoing research and development expenses and slow military sales. We are continuing to direct substantial funds to engineering efforts that are developing advanced products for such uses as two-way Internet, evolving military requirements and new fiber optic applications. Military orders that were delayed have begun to come in, and we expect order flow to accelerate during the year.

     Net sales - Net sales for the 2000 first quarter were $5,696,515, a slight decrease from $5,973,170 in 1999. Communications sales increased 71% in 2000 to $4,149,312 from $2,433,209 in 1999. A decline in navigation sales to $1,547,203 from $3,539,961 was due to military orders that we are receiving later than expected. A positive impact on profit of nearly $.9 million from communications sales was offset by the adverse impact on profit of $1.2 million from lower navigation sales, of which $1.1 million was attributable to the delay in military orders. While fiber optic gyro (FOG) sales to OEM customers declined in 2000 to $243,558 from $379,708 in 1999, we received our first order from the military for our fiber optic gyro-enhanced tactical navigation system. During the coming quarters, we expect communications sales to continue growing and the recovery of military and FOG orders to accelerate.

     Gross profit - Gross profit is comprised of revenues less the cost of materials, direct labor, manufacturing overheads and warranty costs. First-quarter gross profit decreased about 15% in 2000 to $1,878,239 from $2,203,412 in 1999. Gross profit as a percentage of net sales decreased to 33% in 2000 from 37% in the prior year. The decrease in gross profit is related to the shift in our product revenue mix, with lower-margin communications sales dominating sales of our higher-margin military orders during the quarter, and to increased manufacturing overheads. We improved direct costs as a percentage of net sales during the 2000 quarter by 4% for communications products and by 2% for navigation products. Product cost improvements resulted primarily from engineering redesigns. The Company anticipates that gross profit will remain flat or increase slightly when higher-margin navigation products rebound and the product revenue mix shifts once again. Negative pressure placed on gross profit by low fiber optic sales also is expected to abate as volumes increase and begin to offset fixed manufacturing overhead.

     Operating expenses - Research and development expense increased 24% in the 2000 quarter to $1,074,442 from $869,541 in 1999. The increase is due to our ongoing investment in creating technologically advanced products that will compete strongly and garner substantial presence in our communications and navigation markets. Our fiber optic development emphasis is on defense applications, a market with substantial long-term potential where we already are selling FOG-integrated navigation systems. A 23% increase in sales and marketing expense to $1,418,388 from $1,152,731 in 1999 resulted from the costs of promoting our new communication products and increased focus on marketing FOGs to OEMs. General and administrative expenses decreased 7% to $527,734 in 2000 from $569,183 in 1999, primarily due to reduced headcount. We believe that expenses for research and development and sales and marketing will remain flat or increase slightly as the year progresses to support continuing engineering and marketing efforts for new products. Administrative costs are anticipated to remain at current levels throughout the remainder of the year.

     Other income (expense) - Other income (expense) is made up of interest income and expense, other income and expense and foreign currency translation gains and losses.

     Income tax benefit - The first-quarter income tax benefit reflects the realization of the tax benefit associated with our current quarter's loss. Our effective income tax rate has been established at 38% of the operating loss after adjustment for certain items. Our effective income tax rate may change during the remainder of 2000 if operating results differ significantly from the current operating projections.

Liquidity and capital resources

     Working Capital - Working capital decreased by $675,315 in the first three months of 2000 from December 31, 1999. Cash and cash equivalents were $1,524,315 and $2,047,838 at March 31, 2000, and December 31, 1999, respectively. The decrease in capital resources reflects the impact of fixed manufacturing costs that are not yet offset by sales volumes, and our increase in funding research and development internally.

     On March 27, 2000, we entered into a $5,000,000 asset-based, three-year, revolving loan facility at an interest rate of the prime bank lending rate plus 1%. Any unused portion of the revolving credit facility accrues interest at an annual rate of 50 basis points. The loan facility provides for advancing funds based upon an asset availability formula that includes our eligible accounts receivable and inventory. The availability formula sets aside a fixed amount of qualified assets that may not be borrowed against. The company may terminate the loan prior to the full term, however, we would become liable for certain termination fees. At March 31, 2000, we had $5,000,000 of unused borrowings with our bank to be drawn upon as needed.

     Capital  expenditures - Fixed assets  purchases  amounted to $65,212 in the
first  three   months  of  2000.   Fixed  asset   acquisitions   are   primarily
computer-related equipment.

     We anticipate that our operating costs will decrease in proportion to our sales volumes, generating positive cash from operations going forward. Fixed manufacturing overhead spending is expected to decline as a percent of revenues, and we plan to reduce research and development costs by offsetting these costs with customer funding. We believe that existing cash balances and funds available under our new revolving credit facility will be sufficient to meet our anticipated working capital requirements for 2000. If we decide to expand more rapidly, to broaden or enhance products more rapidly, to acquire businesses or technologies or to make other significant expenditures to remain competitive, then we may need to raise additional funds.

Other Matters

     Recent Accounting Pronouncements - In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133 -- an Amendment of FASB Statement No. 133". The Statement amends SFAS No. 133 to defer its effective date to all fiscal quarters of all fiscal years beginning after June 15, 2000. We have not yet completed our analysis of the impact of adopting SFAS No. 133 on the financial statements; however, it is not expected to have a material impact on the Company's financial condition, results of operations or cash flows.

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


Forward Looking Statements - Risk Factors

     This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that are subject to a number of risks and uncertainties that could affect our financial results. In a broad perspective, our products target industries that are subject to volatility, risks and uncertainties. The communications industry is experiencing rapid growth fueled by strong worldwide demand and buffeted by competing formats and rapid, unpredictable technology changes. The defense industry historically experiences variability in supply and demand related to international conditions, national politics, budget decisions and technology changes, all of which are difficult or impossible to predict. Competition in the OEM sensor market is both dense and intense.

     Specific internal risk factors that could affect our financial stability include:

     Recent revenues have been derived in large part from new products, and we may not be able to sustain that pace and rate of success for products under development.

     For some time now, we have been experiencing long delays in finalizing military contracts. The resulting lack of revenues has been a large factor in reducing our gross margins and increasing our quarterly net losses. While a number of project bids are in process, we cannot guarantee that we will receive orders or that significant delays will not continue. Since our military systems are designed for very specific applications, we do not have sufficient military product breadth to provide us with consistent high-margin revenues when periodic purchasing fluctuations occur.

     Our product dependency upon the Global Positioning System (GPS) and the satellites, antennas, technologies and services of companies such as GM Hughes Electronics, PanAmSat Corp., Gilat Satellite Networks, Inmarsat Holdings Ltd, Motorola Inc., DIRECTV, and EchoStar Communications Corp. makes their risks our risks. We have no means of providing communications and navigation services should these capabilities external to KVH fail. In addition, our new product designs anticipate advances by these companies that may not occur. Greater broadband access, for instance, may not be available if new satellites from Hughes and other companies malfunction, or have launches fail or be delayed past currently scheduled dates beginning in 2001.

     The learning curve for the new fiber optic technology we acquired in 1997 has been much longer than we anticipated, and we are still working to integrate FOGs into some product lines and to establish KVH as a player in the OEM markets. While we have begun selling FOG-integrated TACNAV systems and FOGs to OEMs, we cannot predict if or when revenues will offset fixed fiber optic manufacturing costs. The OEM market is particularly competitive, and we cannot guarantee that penetration will be sufficiently successful.

     Variations in our operating results and product failures could affect the trading price of our Common Stock, which has been subject to wide fluctuations. A decrease in our market capitalization could affect our ability to secure loans that are necessary for us to continue developing and marketing new products.

Part II. Other Information

Item 1. Legal Proceedings.

     In the ordinary course of business, the Company is a party to legal proceedings and claims. In addition, from time to time the Company has contractual disagreements with certain customers concerning the Company's products and services. In a complaint filed on February 14, 2000, (KVH Industries, Inc. v. Datron/Transco, Inc., C.A. No. 00-067T [D.R.I.]), KVH has alleged that Datron/Transco, Inc., breached a 1999 agreement between the parties and infringed upon KVH's United States Letters Patent No. 5,835,057. For relief, KVH is seeking contractual damages and treble compensatory damages for willful infringement as well as preliminary and permanent injunctive relief. Datron responded to the complaint on March 14, 2000. Datron has denied KVH's allegations and is seeking a declaratory judgment that KVH's patent is invalid and that Datron has not infringed the patent. Datron has also brought an antitrust counterclaim, pursuant to which it seeks injunctive relief and treble damages. The Company believes that it will prevail in this action and that the lawsuit will not have a material effect on operations or capital resources.

Item 6. Exhibits and reports on Form 8-K.

 1. Exhibit 11 - Computation of Loss Per Common Share: Three Months Ended March 31, 2000 and 1999.

 2.  Exhibit 27 - Financial Data Schedule: Three Months Ended March 31, 2000.

 3. No reports on Form 8-K were filed during the quarter for which this report was filed.












     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KVH Industries, Inc.




By: /s/ Richard C. Forsyth
  Richard C. Forsyth

(Chief Financial and Accounting Officer)
Date: April 14, 2000