Form 10-Q
period 2000-06-30
KVH INDUSTRIES INC \DE\
filed 2000-08-03
CIK 1007587

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

                  For the quarterly period ended June 30, 2000

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


                                401 - 847 - 3327
               (Registrant' telephone number, including area code)



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

     Date                          Class                    Outstanding shares

July 12, 2000      Common Stock, par value $0.01 per, share        7,667,351

                       KVH INDUSTRIES, INC. AND SUBSIDIARY
                                      INDEX

                                                                        Page No.
 PART I.   FINANCIAL INFORMATION

   ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

            Consolidated Balance Sheets as of June 30, 2000 and
            December 31, 1999                                               3

            Consolidated Statements of Operations for the three and
            six months ended June 30, 2000 and 1999                         4

            Consolidated Statements of Cash Flows for the six
            months ended June 30, 2000 and 1999                             5

            Notes to Consolidated Financial Statements                      6


   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS                   7

 PART II. OTHER INFORMATION                                                12

   ITEM 1. LEGAL PROCEEDINGS                                               12

   ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF
             SECURITY HOLDERS                                              12

   ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                12

 SIGNATURES                                                                13

Part I. Financial Information

Item 1.  Financial Statements.


                       KVH INDUSTRIES, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS



                                                                                   June 30, 2000        December 31, 1999
                                                                                    (Unaudited)             (Audited)
                                                                                  -----------------    ---------------------

Assets:
    Current assets:
        Cash and cash equivalents                                                 $      765,403             2,047,838
        Accounts receivable, net                                                       4,799,288             3,362,390
        Costs and estimated earnings
            in excess of billings on uncompleted contracts                               699,180               444,492
        Inventories                                                                    3,766,870             3,672,269
        Prepaid expenses and other deposits                                              382,165               292,793
        Deferred income taxes                                                            376,628               376,628
                                                                                    -------------         -------------

            Total current assets                                                      10,789,534            10,196,410
                                                                                    -------------         -------------

    Property and equipment, net                                                        6,886,101             7,227,778
    Other assets, less accumulated amortization                                          772,785               839,113
    Deferred income taxes                                                              2,169,690             1,571,409
                                                                                    -------------         -------------

                Total assets                                                      $   20,618,110            19,834,710
                                                                                    =============         =============

Liabilities and stockholders' equity:
    Current liabilities:
        Current portion long term debt                                            $       75,961                75,643
        Line of credit                                                                   508,547                    --
        Accounts payable                                                               2,047,819             1,599,770
        Accrued expenses                                                               1,074,711               792,086
                                                                                    -------------         -------------

            Total current liabilities                                                  3,707,038             2,467,499
                                                                                    -------------         -------------

    Long term debt                                                                     2,834,032             2,865,232
                                                                                    -------------         -------------

                Total liabilities                                                      6,541,070             5,332,731
                                                                                    -------------         -------------

    Stockholders' equity:
        Common stock                                                                      76,674                72,969
        Additional paid-in capital                                                    16,175,125            15,567,880
        Accumulated deficit                                                           (2,174,759 )          (1,138,870 )
                                                                                    -------------         -------------

            Total stockholders' equity                                                14,077,040            14,501,979
                                                                                    -------------         -------------

                Total liabilities and stockholders' equity                        $   20,618,110            19,834,710
                                                                                    =============         =============

          See accompanying Notes to Consolidated Financial Statements.

 Item 1.  Financial Statements.


                       KVH INDUSTRIES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)




                                                Three months ended                   Six months ended
                                                     June 30,                            June 30,
                                                2000           1999                 2000           1999
                                            -------------  -------------        -------------  -------------

Net sales                                 $    7,951,254      6,525,644           13,647,769     12,498,814
Cost of sales                                  5,051,034      4,283,824            8,869,310      8,053,582
                                            -------------  -------------        -------------  -------------
Gross profit                                   2,900,220      2,241,820            4,778,459      4,445,232

Operating expenses:
Research & development                         1,015,841      1,040,299            2,090,283      1,909,840
Sales & marketing                              1,622,368      1,241,469            3,040,756      2,394,200
Administration                                   564,327        482,776            1,092,061      1,051,959
                                            -------------  -------------        -------------  -------------
Loss from operations                            (302,316 )     (522,724 )         (1,444,641 )     (910,767 )

Other income (expense):
Other income (expense)                            11,230            904             (116,557 )        5,450
Interest expense, net                            (42,263 )      (14,173 )            (45,026 )      (14,273 )
Foreign currency gain (loss)                      44,015         45,308              (32,976 )       56,478
                                            -------------  -------------        -------------  -------------
Loss before income tax benefit                  (289,334 )     (490,685 )         (1,639,200 )     (863,112 )

Income tax benefit                               119,692        183,565              603,311        410,375
                                            -------------  -------------        -------------  -------------
Net loss                                  $     (169,642 )     (307,120 )         (1,035,889 )     (452,737 )
                                            =============  =============        =============  =============

Per share information:
Loss per share
Basic                                     $        (0.02 )        (0.04 )              (0.14 )        (0.06 )
Diluted                                   $        (0.02 )        (0.04 )              (0.14 )        (0.06 )

Number of shares used in per share calculation:

Basic                                          7,621,919      7,207,007            7,528,917      7,206,474
Diluted                                        7,621,919      7,207,007            7,528,917      7,206,474


           See accompanying Notes to Consolidated Financial Statements

Item 1. Financial Statements.


                       KVH INDUSTRIES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)



                                                                                        Six months ending June 30,
                                                                                        2000                  1999
                                                                                    -------------         -------------

Cash flow from operations:

        Net loss                                                                  $   (1,035,889 )            (452,737 )

Adjustments to reconcile net loss to net cash (used in) provided by operating activities:

    Depreciation and amortization                                                        584,669               460,562
    Provision for deferred taxes                                                        (598,281 )            (413,529 )
    Increase in accounts and contract receivables, net                                (1,436,898 )          (1,606,761 )
    Decrease in income taxes receivable                                                      --             1,062,494
    (Increase) decrease in costs and
        estimated earnings in excess of billings on uncompleted contracts               (254,688 )             535,550

    Increase in inventories                                                              (94,601 )            (441,330 )
    Increase in prepaid expenses and other deposits                                      (89,372 )             (20,348 )
    Increase in accounts payable                                                         448,049               990,275
    Increase in accrued expenses                                                         282,625               120,389
                                                                                    -------------         -------------

        Net cash (used in) provided by operating activities                           (2,194,386 )             234,565
                                                                                    -------------         -------------

Cash flow from investing activities:

    Capital expenditures                                                                (176,664 )            (606,804 )
                                                                                    -------------         -------------

Cash flow from financing activities:

    Proceeds from line of credit                                                         508,547                    --
    Proceeds from long term debt                                                              --             3,000,000
    Repayments of long term debt                                                         (30,882 )             (23,650 )
    Proceeds from exercise of stock options                                              610,950                63,612
                                                                                    -------------         -------------

        Net cash provided by financing activities                                      1,088,615             3,039,962
                                                                                    -------------         -------------

        Net (decrease) increase in cash and cash equivalents                          (1,282,435 )           2,667,723
                                                                                    -------------         -------------

Cash and cash equivalents at beginning of period                                       2,047,838             1,239,227
                                                                                    -------------         -------------

Cash and cash equivalents at end of period                                        $      765,403             3,906,950
                                                                                    =============         =============

Supplement disclosure of cash flow information:

    Cash paid during the period for interest                                      $       55,102                14,173

          See accompanying Notes to Consolidated Financial Statements.

Item 1.  Financial Statements.


                       KVH INDUSTRIES, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements

                             June 30, 2000 and 1999

                                   (Unaudited)

     (1) The accompanying consolidated financial statements of KVH Industries, Inc. and subsidiary (the "Company") for the three- and six-month periods ended June 30, 2000 and 1999 have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The consolidated financial statements presented have not been audited by independent public accountants, but include all adjustments(consisting of only normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations and cash flows for such periods. These consolidated financial statements do not include all disclosures associated with annual financial statements and accordingly should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K dated March 27, 2000, as filed with the Securities and Exchange Commission, a copy of which is available from the Company upon request. The results for the three and six months ended June 30, 2000, are not necessarily indicative of the operating results for the remainder of the year.

     (2) Inventories at June 30, 2000, and December 31, 1999, include the costs of material, labor and factory overhead. Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following.

                                   2000               1999
                              ---------------     -------------
           Raw materials      $    3,187,703         2,735,601
           Work in process           173,607           350,128
           Finished goods            405,560           586,540
                                 ------------     -------------
                              $    3,766,870         3,672,269
                                 ============     =============


     Defense project inventories are included in the balance sheet caption "Costs and estimated earnings in excess of billings on uncompleted contracts." Defense project inventories amounted to $356,217 and $163,044 at June 30, 2000 and December 31, 1999, respectively. Defense contracts provide for project costs reimbursement as costs are incurred, through monthly invoicing of vouchers or progress billings.

     (3) On January 11, 1999, we entered into a mortgage loan in the amount of $3,000,000 with a life insurance company. The mortgage term is 10 years, with a principal amortization of 20 years at a fixed rate of interest of 7%. Due to the difference in the term of the note and the amortization of principal, a balloon payment is due on February 1, 2009, in the amount of $2,014,716.

     (4) On March 27, 2000, we entered into a $5.0 million asset-based, three-year, revolving loan facility with interest at the prime bank lending rate plus 1%. Unused portions of the revolving credit facility accrue interest at an annual rate of 50 basis points. The loan facility advances funds based upon an asset availability formula that includes our eligible accounts receivable and inventory. The availability formula sets aside a fixed amount of qualified assets that may not be borrowed against. We may terminate the loan prior to the full term, however, we would become liable for certain termination fees. At June 30, 2000, we had $1,225,552 available under the line of credit to be drawn upon as needed.

                       KVH INDUSTRIES, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements

                             June 30, 2000 and 1999

                                   (Unaudited)

     (5) Net loss per common share. The computation of the loss per share for the six-month periods ended June 30, 2000 and 1999 excludes the effect of potential common stock, as the effect would be anti-dilutive. Following is a reconciliation of the weighted-average number of shares outstanding used in the computation of the basic loss per common share:



                                                             Data in thousands, except per share data

                                                         For three months ended        For six months ended
                                                                June 30,                     June 30,
                                                          2000            1999          2000          1999
                                                       ------------    -----------   -----------   -----------

Calculation of earnings per share - basic
Net loss                                             $        (170 )         (307 )      (1,036 )        (453 )
                                                       ============    ===========   ===========   ===========

Shares:
Common shares outstanding                                    7,622          7,207         7,529         7,206
                                                       ============    ===========   ===========   ===========

Net loss per common share - basic                    $       (0.02 )        (0.04 )       (0.14 )       (0.06 )
                                                       ============    ===========   ===========   ===========


Calculation of earnings per share - diluted
Net loss                                             $        (170 )         (307 )      (1,036 )        (453 )
                                                       ============    ===========   ===========   ===========

Shares:
Common shares outstanding                                    7,622          7,207         7,529         7,206
Additional shares assuming conversion of
  stock options and warrants
Average common and equivalent shares
  outstanding                                                7,622          7,207         7,529         7,206
                                                       ============    ===========   ===========   ===========


Net loss per common share - diluted                  $       (0.02 )        (0.04 )       (0.14 )       (0.06 )
                                                       ============    ===========   ===========   ===========


tem 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


"SafeHarbor" statement under the Private  Securities  Litigation  Reform Act of
     1995.

     With the exception of historical information, the matters discussed in this Quarterly Report on Form 10-Q include certain forward-looking statements that are subject to certain risks and uncertainties that could cause actual results to differ materially from those stated. These forward-looking statements reflect management's opinions only as of the date hereof, and KVH Industries, Inc. assumes no obligation to update this information. Risks and uncertainties include, but are not limited to, those discussed in the section entitled
"Management's Discussion and Analysis of Financial Condition and Results of erations - Forward Looking Statements - `Risk Factors.'" Shareholders of the Company are cautioned not to place undue reliance on forward-looking statements made in the Quarterly Report on Form 10-Q. This report should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K dated March 27, 2000. These reports are filed with the Securities and Exchange Commission and copies are available from the Company upon request or through the Company's web site at www.kvh.com.

Results of Operations

     Overview - KVH Industries, Inc., is an international leader in the development and manufacture of innovative, mobile, high-bandwidth satellite communications systems, navigation products, and fiber optic sensors. Our primary markets include:

       - mobile broadband satellite communications;
       - tactical navigation; and
       - fiber optic OEMs.

     As a leading provider of mobile satellite communication systems, our award-winning products link people on the move around the world to satellite television, telephone, and Internet data services. We are also developing a mobile broadband satellite Internet system based upon our proven, in-motion satellite antenna technology. We supply tactical navigation systems to U.S., NATO, and allied armed forces, and our product family is the most widely fielded, GPS-aided military navigation system in the world, providing a critical link to digital battlefield management and tactical Internet systems for virtually every vehicle in the modern mobile military. Our proprietary fiber optic technology enhances the precision and durability of our own systems, and is the basis for precise, cost-effective products for a range of OEM applications.

Mobile Broadband Satellite Communications

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

Tactical Navigation

     For the military market, our TACNAV sensor product line ranges from a simple GPS-compatible compass system with a single commander's display to a complete, integrated system that provides full tactical navigation and targeting capabilities and includes up to three separate commander's, gunner's and driver's displays. TACNAV FOG combines the proven performance of TACNAV TLS systems with the high accuracy of a KVH fiber optic sensor. We also sell sensor-based products for navigation applications in the marine market. Compass systems utilize our digital fluxgate heading sensor to sample the surrounding magnetic field and output precise heading data. These signals are relayed to an on-board microprocessor, where filtering and averaging algorithms that we developed translate the output to stable heading information. Our proprietary software continuously and automatically compensates for the effects of magnetic interference.

Fiber Optic OEMs

     In addition to integrating our FOG technology into the KVH high-end TACNAV system, we sell fiber optic products to commercial OEMs for a variety of applications. Key applications include measuring electrical power flow, robotics, positive train control and precision agriculture. The basic component of FOG sensors is E.Core(tm), a proprietary optical fiber that we manufacture.

     Net profit and loss results - We completed the three-month period ended June 30, 2000, with a net loss of $169,642 or $0.02 a share, which compares to the 1999 second-quarter loss of $307,120 or $.04 a share. The improvement in year-to-year net results is due to a combination of revenue increases from both the communications and fiber optic product lines and a decline in spending as a percentage of revenues.

     Net losses for the six-month periods ended June 30, 2000 and 1999, were $1,035,889 or $0.14 a share and $452,737 or $.06 a share, respectively. The increase in six-month losses was primarily due to events in the first quarter 2000, which included a notable decline in military navigation sales.

     Net sales - Net sales increased 22% to $7,951,254 in the 2000 second quarter from $6,525,644 in the comparable 1999 quarter. Communication sales increased 47% to $4,709,100 from $3,202,904 in 1999 due to significant increases in land mobile satellite television products and our new DVD-compatible marine satellite television products. Navigation sales were $3,242,154, a slight decrease from $3,322,740 in 1999. While military sales decreased to $1,109,548 from $1,573,682 in the 1999 second quarter, they represent an increase over the previous 2000 quarter of nearly 400% and the beginning of a rebound in our defense revenues. A shift in our product mix continues, with communications and navigation sales comprising, respectively, 59% and 41% in 2000 compared to 49% and 51% in 1999. The decline in military sales was partially offset by a 159% increase in FOG sales in 2000 from 1999.

     Total revenues for the 2000 six-month period grew 9% to $13,647,769 from $12,498,814 in 1999. Communications revenues for the six months increased 57% to $8,858,412 from $5,636,113 in 1999. Six-month navigation sales decreased to $4,789,357 from $6,862,701 in 1999, primarily due to low military sales in the first quarter.

     Gross profit - Gross profit is comprised of revenues less the cost of materials, direct labor, manufacturing overheads and warranty costs. As a percentage of net sales, gross profit in the 2000 quarter was up 2% over 1999 due to reductions in direct product costs. Gross profit for the six-month periods increased to $4,778,459 in 2000 from $4,445,232 in 1999, or 35% and 36%, respectively, as a percentage of sales. Improvements are largely due to second-quarter sales gains in our fiber optic and communications markets, and the impact of lower direct product costs.

     Operating expenses - Operating expenses increased to $3,202,536 in the 2000 quarter from $2,764,544 in 1999. As a percentage of sales, operating expenses declined to 40% from 42% in the 1999 second quarter. Expenses for research and development declined slightly to $1,015,841 from $1,040,299 in 1999 due to increased customer funding of R&D expenditures, a trend we anticipate will continue throughout 2000. As a percentage of revenues, R&D expense decreased to 13% in 2000 from 16% in 1999. Sales and marketing expenses increased to $1,622,368 from $1,241,469 due to ongoing costs of launching new products and staff growth, but remained nearly flat as a percentage of revenues. Second-quarter administration costs increased to $564,327 from $482,776 due to higher-than-anticipated professional fees.

     In the six-month periods ended June 30, 2000 and 1999, operating expenses were $6,223,100 and $5,355,999, respectively. Research and development expense rose slightly to $2,090,283 from $1,909,840 and remained constant as a percentage of revenues. The six-month increase in sales and marketing expense to $3,040,756 from $2,394,200, a 3% increase as a percentage of sales, was related to costs for introducing new products. Six-month administration costs were relatively flat at $1,092,061 and $1,051,959.

     Other income (expense) - Other income (expense) is made up of interest income and expense, other income and expense and foreign currency translation gains and losses.

     Income tax benefit - The second-quarter income tax benefit reflects the realization of the tax benefit associated with our current quarter's loss. Our effective income tax rate has been established at 38% of the operating loss after adjustment for certain items. Our effective income tax rate may change during the remainder of 2000 if operating results differ significantly from the current operating projections.

Liquidity and capital resources

Working Capital

     Working capital decreased by $646,415 in 2000 from December 31, 1999. Cash and cash equivalents were $765,403 and $2,047,838, respectively, at June 30, 2000 and December 31, 1999.

Capital expenditures

     Fixed asset purchases amounted to $176,664 in the 2000 second quarter. Fixed asset acquisitions are primarily computer-related equipment.

     We anticipate that our operating costs will decrease in proportion to our sales volumes, generating positive cash from operations going forward. Fixed manufacturing overhead spending is expected to decline as a percent of revenues as FOG sales volumes increase, and we plan to reduce research and development costs by offsetting internal costs with increased customer funding. We believe that existing cash balances and funds available under our revolving credit facility will be sufficient to meet our anticipated working capital requirements for 2000. If we decide to expand more rapidly, to broaden or enhance products more rapidly, to acquire businesses or technologies or to make other significant expenditures to remain competitive, then we may need to raise additional funds.

Other Matters

Recent Accounting Pronouncements

     In June 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities -- an Amendment of FASB Statement No. 133." The Statement addresses a number of issues, including the Derivatives Implementation Group process, causing implementation difficulties for numerous entities that apply SFAS No. 133. SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. We do not expect SFAS 133 or SFAS 138 to have a material impact on our financial condition, results of operations or cash flows.

     In March 2000, the FASB issued Financial Accounting Standards Board Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation." The interpretation clarifies certain matters concerning the application of APB Opinion No. 25 and is generally effective beginning July 1, 2000. We do not currently believe either of the above pronouncements will have a material impact on our financial condition or results of operations.

Year 2000

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

     Specific internal risk factors that could affect our financial stability include:

     For some time now, we have been experiencing long delays in finalizing military contracts. The resulting lack of revenues has been a large factor in reducing our gross margins and increasing our quarterly net losses. While sales began to recover in the second quarter and a number of project bids are in process, we cannot guarantee that we will receive orders or that significant delays will not continue. Since our military systems are designed for very specific applications, we do not have sufficient military product breadth to provide us with consistent high-margin revenues when periodic purchasing fluctuations occur.

     If one or more of our third-party suppliers do not provide us with key components, then we may not be able to deliver our products to our customers in a timely manner and we may incur substantial costs to obtain these components from alternate sources. Currently, we rely on single source suppliers for a number of essential components for our systems. An interruption in supply from these sources or an unexpected termination of the manufacture of our key components would disrupt production and adversely affect our ability to deliver products to our customers. Unexpected terminations of supplies would require us to shift to other suppliers, which could delay product shipments since we do not produce these components in-house.

     Our product dependency upon the Global Positioning System (GPS) and the satellites, antennas, technologies and services of companies such as GM Hughes Electronics, PanAmSat Corp., Gilat Satellite Networks, Inmarsat Holdings Ltd., Motorola Inc., DIRECTV, and EchoStar Communications Corp. makes their risks our risks. We have no means of providing communications and navigation services should these capabilities external to KVH fail. In addition, our new product designs anticipate advances by these companies that may take longer than anticipated or not occur. Greater broadband access, for instance, may not be available if new satellites from Hughes and other companies malfunction, have launch failures, or are delayed past currently scheduled dates beginning in 2001.

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

Part II. Other Information

Item 1. Legal Proceedings.

     In the ordinary course of business, KVH is a party to legal proceedings and claims. In addition, from time to time we have contractual disagreements with certain customers concerning our products and services.

     In February 2000, we filed a lawsuit against Datron/Transco Inc. that alleged that Datron/Transco Inc. infringed upon KVH's United States Letters Patent No. 5,835,057. Datron responded to the complaint in March 2000 and filed a counterclaim against KVH. Based upon new information provided by Datron since the suit was filed, we determined that Datron's DBS 4500 does not infringe our patent, and on July 28, 2000, KVH and Datron agreed to terminate litigation.

Item 4. Submission of Matters to a Vote of Security Holders.

     Our Annual Meeting of Stockholders was held May 24, 2000, for the purpose of electing two Class I directors. There were 7,598,094 shares issued, outstanding and eligible to vote as of the March 31, 2000, record date. We solicited proxies for the meeting and 6,319,839 shares, or 83.2 percent of the eligible voting shares, were tabulated. Nominee's for the two Class I directors as listed in the Proxy Statement were elected with the following votes:



     Nominee for                Term             Shares            Shares          Exceptions/
   Class 1 Director          Expiration         Voted For        Abstained          Non-votes
-----------------------     -------------      ------------     -------------      -------------
Mark S. Ain                     2003            6,298,439          21,400           1,278,255
Stanley K. Honey                2003            6,298,439          21,400           1,278,255

     Two Class II directors, Arent H. Kits van Heyningen and Charles R. Trimble, are serving until their terms expire in 2001. Three Class III directors, Martin
A. Kits van Heyningen, Robert W. B. Kits van Heyningen and Werner Trattner, are serving until their terms expire until 2002.


Item 6. Exhibits and reports on Form 8-K.

     1. Exhibit 27 - Financial Data Schedule: Six Months Ended June 30, 2000.
     2. No reports on Form 8-K were filed during the quarter for which this report was filed.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KVH Industries, Inc.

By: /s/ Richard C. Forsyth
  Richard C. Forsyth

(Chief Financial and Accounting Officer)

Date: August 3, 2000