Form 10-Q
period 2000-09-30
KVH INDUSTRIES INC \DE\
filed 2000-10-20
CIK 1007587

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q


  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

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



     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

    Date                    Class                            Outstanding shares

October 16, 2000      Common Stock, par value $0.01 per, share     7,682,780

                       KVH INDUSTRIES, INC. AND SUBSIDIARY
                                      INDEX


Page No.
  PART I.   FINANCIAL INFORMATION

       ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                Consolidated Balance Sheets as of  September 30, 2000 and
                December 31, 1999                                           3

                Consolidated Statements of Operations for the three and
                nine months ended September 30, 2000 and                    4

                Consolidated Statements of Cash Flows for the nine
                months ended September 30, 2000 and 1999                    5

                Notes to Consolidated Financial Statements                  6


       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS               7

 PART II. OTHER INFORMATION                                                12

       ITEM 1. LEGAL PROCEEDINGS                                           12

       ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF
                SECURITY HOLDERS                                           12

       ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                            12

 SIGNATURES                                                                13

Part I. Financial Information

Item 1.  Financial Statements.



                                       KVH INDUSTRIES, INC. AND SUBSIDIARY
                                           CONSOLIDATED BALANCE SHEETS


                                                                                September 30, 2000         December 31, 1999
                                                                                    (Unaudited)                 (Audited)
                                                                                  -----------------    ---------------------

Assets:
    Current assets:
        Cash and cash equivalents                                                 $      841,196             2,047,838
        Accounts receivable, net                                                       5,310,657             3,362,390
        Costs and estimated earnings
            in excess of billings on uncompleted contracts                               686,149               444,492
        Inventories                                                                    3,633,213             3,672,269
        Prepaid expenses and other deposits                                              341,620               292,793
        Deferred income taxes                                                            363,462               376,628
                                                                                    -------------         -------------

            Total current assets                                                      11,176,297            10,196,410
                                                                                    -------------         -------------

    Property and equipment, net                                                        6,805,686             7,227,778
    Other assets, less accumulated amortization                                          739,629               839,113
    Deferred income taxes                                                              2,169,690             1,571,409
                                                                                    -------------         -------------

                Total assets                                                      $   20,891,302            19,834,710
                                                                                    =============         =============

Liabilities and stockholders' equity:
    Current liabilities:
        Current portion long term debt                                            $       75,961                75,643
        Line of credit                                                                 1,354,647                    --
        Accounts payable                                                               1,288,927             1,599,770
        Accrued expenses                                                               1,240,827               792,086
                                                                                    -------------         -------------

            Total current liabilities                                                  3,960,362             2,467,499
                                                                                    -------------         -------------

    Long term debt                                                                     2,816,294             2,865,232
                                                                                    -------------         -------------

                Total liabilities                                                      6,776,656             5,332,731
                                                                                    -------------         -------------

    Stockholders' equity:
        Common stock                                                                      76,827                72,969
        Additional paid-in capital                                                    16,194,340            15,567,880
        Accumulated deficit                                                           (2,156,521 )          (1,138,870 )
                                                                                    -------------         -------------

            Total stockholders' equity                                                14,114,646            14,501,979
                                                                                    -------------         -------------

                Total liabilities and stockholders' equity                        $   20,891,302            19,834,710
                                                                                    =============         =============


                                     See accompanying Notes to Consolidated Financial Statements.

 Item 1.  Financial Statements.


                                                      KVH INDUSTRIES, INC. AND SUBSIDIARY
                                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                  (Unaudited)




                                                Three months ended                   Nine months ended
                                                   September 30,                       September 30,
                                                2000           1999                 2000           1999
                                            -------------  -------------        -------------  -------------

Net sales                                 $    7,461,492      4,781,389           21,109,261     17,280,203
Cost of sales                                  4,454,136      3,295,606           13,323,446     11,349,188
                                            -------------  -------------        -------------  -------------
Gross profit                                   3,007,356      1,485,783            7,785,815      5,931,015

Operating expenses:
Research & development                           882,350      1,158,263            2,972,633      3,068,103
Sales & marketing                              1,433,292      1,389,290            4,474,048      3,783,490
Administration                                   605,353        524,340            1,697,414      1,576,299
                                            -------------  -------------        -------------  -------------
Income (loss) from operations                     86,361     (1,586,110 )         (1,358,280 )   (2,496,877 )

Other income (expense):
Other income (expense)                            (3,493 )        5,200             (120,050 )       10,650
Interest  (expense), net                                 )      (15,465 )           (111,918 )      (29,738 )
                                              (66,892
Foreign currency gain (loss)                      15,359         16,282              (17,617 )       72,760
                                            -------------  -------------        -------------  -------------
Income  (loss) before income tax                  31,335     (1,580,093 )         (1,607,865 )   (2,443,205 )
expense (benefit)
Income tax expense (benefit)                      13,097       (538,509 )           (590,214 )     (948,884 )
                                            -------------  -------------        -------------  -------------
Net  income (loss)                        $       18,238     (1,041,584 )         (1,017,651 )   (1,494,321 )
                                            =============  =============        =============  =============

Per share information:
Income per share
Basic                                     $         0.00          (0.14 )              (0.13 )        (0.21 )
Diluted                                   $         0.00          (0.14 )              (0.13 )        (0.21 )

Number of shares used in per share calculation:
Basic                                          7,677,043      7,262,510            7,578,471      7,223,215
Diluted                                        8,127,286      7,262,510            7,578,471      7,223,215


           See accompanying Notes to Consolidated Financial Statements

Item 1. Financial Statements.


                                                  KVH INDUSTRIES, INC. AND SUBSIDIARY
                                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                            (Unaudited)


                                                                                     Nine months ending September 30,
                                                                                        2000                  1999
                                                                                  -------------         -------------
Cash flow from operations:

        Net loss                                                                  $   (1,017,651 )          (1,494,321 )

Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                                        860,073               736,324
    Provision for deferred taxes                                                        (585,115 )            (950,688 )
    Increase in accounts and contract receivables, net                                (1,948,267 )            (250,632 )
    Decrease in income taxes receivable                                                       --             1,062,494
    (Increase) decrease in costs and
        estimated earnings in excess of billings on uncompleted contracts               (241,657 )              77,390

    Decrease (increase)  in inventories                                                   39,056              (252,499 )
    (Increase) decrease  in prepaid expenses and other deposits                          (48,827 )              13,273
    (Decrease) increase in accounts payable                                             (330,823 )           1,039,178
    Increase (decrease) in accrued expenses                                              448,741               (29,012 )
                                                                                    -------------         -------------

        Net cash used in operating activities                                         (2,824,470 )             (48,493 )
                                                                                    -------------         -------------

Cash flow from investing activities:
    Capital expenditures                                                                (338,497 )            (937,017 )
                                                                                    -------------         -------------

Cash flow from financing activities:
    Proceeds from line of credit                                                       1,354,647                    --
    Proceeds from long term debt                                                              --             3,000,000
    Repayments of long term debt                                                         (28,640 )             (41,388 )
    Proceeds from exercise of stock options                                              630,318                64,016
                                                                                    -------------         -------------

        Net cash provided by financing activities                                      1,956,325             3,022,628
                                                                                    -------------         -------------

        Net (decrease) increase in cash and cash equivalents                          (1,206,642 )           2,037,118
                                                                                    -------------         -------------

Cash and cash equivalents at beginning of period                                       2,047,838             1,239,227
                                                                                    -------------         -------------

Cash and cash equivalents at end of period                                        $      841,196             3,276,345
                                                                                    =============         =============

Supplement disclosure of cash flow information:
    Cash paid during the period for interest                                      $      111,918                15,465

                                     See accompanying Notes to Consolidated Financial Statements.

Item 1.  Financial Statements.



                       KVH INDUSTRIES, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                           September 30, 2000 and 1999
                                   (Unaudited)


(1) The accompanying consolidated financial statements of KVH Industries, Inc. and subsidiary (the "Company") for the three- and nine-month periods ended September 30, 2000 and 1999 have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. The consolidated financial statements presented have not been audited by independent public accountants, but include all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations and cash flows for such periods. These consolidated financial statements do not include all disclosures associated with annual financial statements and accordingly should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K dated March 27, 2000, as filed with the Securities and Exchange Commission, a copy of which is available from the Company upon request. The results for the three and nine months ended September 30, 2000, are not necessarily indicative of the operating results for the remainder of the year.

(2) Inventories at September 30, 2000, and December 31, 1999, include the costs of material, labor and factory overhead. Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following.

                                  2000                        1999
                                 -----------              -------------
           Raw materials     $    2,954,987                  2,735,601
           Work in process          141,708                    350,128
           Finished goods           536,518                    586,540
                                ------------              -------------
                             $    3,633,213                  3,672,269
                                ============              =============


     Defense project inventories are included in the balance sheet caption "Costs and estimated earnings in excess of billings on uncompleted contracts." Defense project inventories amounted to $444,319 and $163,044 at September 30, 2000 and December 31, 1999, respectively. Defense contracts provide for project costs reimbursement as costs are incurred, through monthly invoicing of vouchers or progress billings.

(3) On January 11, 1999, we entered into a mortgage loan in the amount of $3,000,000 with a life insurance company. The mortgage term is 10 years, with a principal amortization of 20 years at a fixed rate of interest of 7%. Due to the difference in the term of the note and the amortization of principal, a balloon payment is due on February 1, 2009, in the amount of $2,014,716.

(4) On March 27, 2000, we entered into a $5.0 million asset-based, three-year, revolving loan facility with interest at the prime bank lending rate plus 1%. Unused portions of the revolving credit facility accrue interest at an annual rate of 50 basis points. The loan facility advances funds based upon an asset availability formula that includes our eligible accounts receivable and inventory. The availability formula sets aside a fixed amount of qualified assets that may not be borrowed against. We may terminate the loan prior to the full term, however, we would become liable for certain termination fees. At September 30, 2000, we had $2,447,900 available under the line of credit to be drawn upon as needed.

                       KVH INDUSTRIES, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                           September 30, 2000 and 1999
                                   (Unaudited)

(5) Net loss per common share. The computation of the loss per share for the nine-month periods ended September 30, 2000 and 1999 excludes the effect of potential common stock issued upon exercise of stock options, as the effect would be anti-dilutive. Following is a reconciliation of the weighted-average number of shares outstanding used in the computation of the basic loss per common share:

                                                             Data in thousands, except per share data
                                                         For three months ended       For nine months ended
                                                             September 30,                September 30,
                                                          2000            1999          2000          1999
                                                       ------------    -----------   -----------   -----------
Calculation of earnings per share - basic
Net income ( loss)                                   $          18         (1,042 )      (1,018 )      (1,494 )
                                                       ============    ===========   ===========   ===========

Shares:
Common shares outstanding                                    7,677          7,262         7,578         7,223
                                                       ============    ===========   ===========   ===========


Net income (loss) per common share - basic           $        0.00          (0.14 )       (0.13 )       (0.21 )
                                                       ============    ===========   ===========   ===========



Calculation of earnings per share - diluted
Net income (loss)                                    $          18         (1,042 )      (1,018 )      (1,494 )
                                                       ============    ===========   ===========   ===========


Shares:
Common shares outstanding                                    7,677          7,262         7,578         7,223
Additional shares assuming conversion of
  stock options and warrants                                   450             --            --            --
                                                       ------------    -----------   -----------   -----------
Average common and equivalent shares
  outstanding                                                8,127          7,262         7,578         7,223
                                                       ============    ===========   ===========   ===========


Net income (loss) per common share - diluted         $        0.00          (0.14 )       (0.13 )       (0.21 )
                                                       ============    ===========   ===========   ===========





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


Results of Operations

Company Overview
KVH Industries, Inc., is an international leader in developing and manufacturing innovative, mobile, high-bandwidth satellite communications systems, navigation products, and fiber optic sensors.

Mobile Broadband Satellite Communications
The company's award-winning mobile satellite communications systems have established KVH as a market leader. Our TracVision(R) and Tracphone(R) product families connect people on the move to satellite television, telephone, and Internet data services. Platforms using our TracVision satellite television antennas include pleasure and commercial marine craft as well as moving or stationary recreational and sports utility vehicles, motor coaches, vans, and long-haul trucks. Our Tracphone systems equip pleasure and commercial marine vessels with two-way voice, fax, and email with almost worldwide coverage via the mini-M satellite constellation operated by Inmarsat (the International Maritime Satellite Organization).

Tactical Navigation
In addition to a line of digital marine compasses for the commercial and recreational markets, we supply tactical land navigation systems to U.S. and allied armed forces around the globe. Our TACNAV(TM) product family is the most widely fielded, GPS-assisted military navigation system in the world, providing a critical link to digital battlefield management and tactical Internet systems for virtually every vehicle in the modern mobile military.

Fiber Optic Products
Over the past three years, we have completed the development of an array of fiber optic sensors and successfully brought them to market. In addition to using our proprietary fiber optic gyro technology to enhance the precision and durability of our own systems, our fiber optic technology is now being used to meet the growing demand for precise, cost-effective sensors in robotics, high-voltage current sensors, telecommunications networks, and other OEM applications.

New Technology in Mobile Broadband Communications and Fiber Optics
We are currently in the development stages of two new technologies that complement and expand our existing product lines and target markets. The first of these projects is the creation of photonic fiber and next-generation optical networking components. Our photonic fiber will enable us to build high-speed external modulators capable of speeds in excess of 100 GHz and costing substantially less to manufacture than optical chip-based solutions. This same photonic fiber technology may also serve as the platform for a variety of other new optical networking components, such as amplifiers, tunable Bragg fiber gratings, and simple optical switches.

The second project is the development of ultra-low profile satellite antennas that will provide access to high-speed, two-way Internet services and satellite television signals aboard automobiles and other vehicles. Our intent is to build first a low-profile antenna suitable for use aboard sport utility vehicles, mini-vans, and other vehicles. Our long-term objective is to develop a photonic phased-array antenna that will be suitable in form, fit, function, and cost for mass-market automotive applications.

In both of these cases, we are still in the early stages of development and both projects carry a significant risk of failure. We estimate that we will not know if our photonic fiber approach has merit until mid-2001. We also estimate that our low-profile antenna development will require at least twelve months of design effort before it can be released to the marketplace

Summary of Operations
Net profit and loss -- We completed the three-month period ended September 30, 2000, with net income of $18,238 or $0.00 per share, a 102% improvement over the 1999 third-quarter loss of $1,041,584 or $.14 per share. The improvement in quarterly net earnings was primarily due to communication and military revenue increases and increased customer-funded research and development that offset increases in both marketing and administration costs.

     Net losses for the nine-month periods ended September 30, 2000 and 1999, were $1,017,651 or $0.13 a share and $1,494,321 or $.21 a share, respectively. Year-to-date profit improvement of $476,670 or 32% was due to strong communication sales coupled with product cost improvements. The added gross profit resulting from increased sales and declining product costs was offset by investments in fiber optic research and sales costs associated with new product introductions.

Net sales -- Net sales increased 56% to $7,461,492 in this year's third quarter from $4,781,389 in the comparable 1999 period. Communication sales increased 25% to $3,570,452 from $2,861,615 in 1999 due to continuing strong sales of our land mobile satellite television products. Total navigation sales rose 102 % to $3,891,040 from $1,919,774 in 1999, due to military sales gains of $1,585,750 or
245% over the prior year. Growth in military sales resulted from a large non-recurring order that shipped in the quarter.

         For the nine-month period, total revenues increased 22% to $21,109,261 from $17,280,203 in 1999. Significant growth in mobile satellite television product sales throughout the current year resulted in a 46% increase in communications revenues to $12,428,864 from $8,488,854 in 1999. Growth of communication sales offset a navigation year-to-date sales decline of $110,952 that resulted from an anticipated decrease in first quarter military sales.

         Looking ahead, we anticipate continued long-term growth in our communications product area as we develop and introduce smaller, low profile satellite antennas. Military sales are expected to add significantly to this year's fourth quarter results and we are optimistic as we forecast continued military order growth in 2001. Our military sales outlook must be tempered by the timing of military orders, which are difficult to predict due to the wide range of difficulties that can arise in the government procurement process. Fiber optic product sales are expanding rapidly as they exit the development phase. We anticipate accelerating FOG sales growth in the coming quarter driven by sales of open-loop gyros for military applications. We believe that longer-term growth of FOG products will result from new product offerings such as our fiber optic current sensor that is used to help manage large electrical power grids. In addition, if our product concept proves successful, we anticipate that the successful development of photonic fiber for use in high-speed fiber optic network applications has the potential to dramatically increase FOG sales. All of our new product developments carry significant risks and we can not provide assurance that we will succeed in these development activities.

Gross profit -- Gross profit is comprised of revenues less the cost of materials, direct labor, manufacturing overheads and warranty costs. Gross profit for the third quarter rose 102% to $3,007,356 or 40% of sales from $1,485,783 or 31% of sales in 1999. Improvement in quarterly gross profit resulted from increased high-margin military shipments, continuing growth of communications products and improved communication product costs that offset the impact of negative FOG product margins. FOG revenues continued to fall short of fully absorbing fixed manufacturing overheads, resulting in a product margin loss of $271,490 or 4% when expressed as a percentage of total sales.

         Gross profit for the nine-month periods increased to $7,785,815 in 2000 from $5,931,015 in 1999, or 37% and 34%, respectively, when expressed as a percentage of sales. Year-to-date gross profit improvement is largely due to consistent growth in mobile communications sales throughout 2000 and third quarter gains in military sales. Year-to-date FOG sales failed to fully absorb fixed manufacturing overheads resulting in a product margin loss of $594,777, almost 3% when expressed as a percentage of total sales. We anticipate gross profit to increase in this year's fourth quarter as forecast FOG sales increases are expected to provide positive margins. Higher margin military orders are expected to accelerate in the fourth quarter, which will add to the positive impact of FOG margin improvement. Longer term, gross profit improvement will be dependent on continued FOG sales growth, expansion of military orders, a continuation of our current positive communications sales trends and our ability to manage our manufacturing spending as we increase production volumes.

Operating expenses -- Quarterly operating expenses decreased by $150,898 or 5%, to $2,920,995 from $3,071,893 in 1999 due to increased customer-funding of research efforts. Customer funded research is accounted for as revenue and the associated costs are transferred out of the research and development cost category, into cost of sales, reducing research and development expense. Third quarter funded research was associated with military contracts and government research grants. Selling and administrative costs increased $125,015, as variable-selling costs grew in proportion with increased sales volumes and administration costs rose due to higher than anticipated professional fees.

     In the nine-month period, operating expenses increased in absolute dollars by $716,203 or 8% to $9,144,095 in the current year from $8,427,892 in 1999, but declined as a percentage of revenues to 43% from 49% in the prior year. Year-to-date spending increases were due to variable selling expenses growing proportionately with increased sales and the added costs of introducing new products. Looking ahead, we anticipate a continuation of customer-funded engineering that will decrease our research and development expenses, while selling expenses are anticipated to increase as we introduce new products. Should we decide to accelerate our long-term product development initiatives that are discussed in this narrative, we will incur significant cost increases in both research and development and marketing and sales costs over the next twelve months.

Other income (expense) - Other income (expense) is made up of interest income and expense, other income and expense and foreign currency translation gains and losses.

Interest (expense) income, net - Interest expense results from our mortgage loan and our bank line of credit. Prior year interest income resulted from the income derived by the investment of excess funds in short-term fully guaranteed government securities.

Foreign currency gain (loss) - Foreign currency gains and losses result from the translation of our Danish subsidiary assets, liabilities and operating results from Danish krone into United States dollars. The relative strength of the dollar versus the krone determines translation gains and losses.

Income taxes - The third-quarter income tax expense reflects the tax associated with the current quarter operating profit. Our effective income tax rate for 2000 has been established at 38% of the operating result after adjustment for certain items. Our effective income tax rate may change during the remainder of 2000 if operating results differ significantly from current operating projections.

Liquidity and capital resources

     Working capital amounted to $7,215,935 at September 30, 2000. Cash and cash equivalents were $841,196 and $2,047,838, respectively, at September 30, 2000 and December 31, 1999. The trend in operating results is anticipated to improve through the fourth quarter of this year due to continued sales growth and cost initiatives we have undertaken. We believe current operating trends will rapidly improve our working capital position and increase our availability under our $5,000,000 revolving credit facility.

     We believe that existing cash balances and funds available under our bank revolving credit facility will be sufficient to meet our anticipated working capital requirements for 2000. If we decide to expand more rapidly, to broaden or enhance products more rapidly, to acquire businesses or technologies or to make other significant expenditures to remain competitive, then we may need to raise additional funds. We are currently assessing the feasibility of two major product development projects, which, if undertaken, will require significant funds. Should we move ahead with either project we will actively begin to raise funds through customer funding, corporate partnering, sale of equity or a combination of these sources.

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

      The company's growth is largely dependent upon the timely introduction of new product offerings. Should we fail to complete product developments in a timely fashion, our sales growth could slow and we could lose our leadership position in our selected markets. Advanced product research and development outcomes are difficult to predict and we may fail to achieve our product research objectives. Although we have significant experience in developing new products, there can be no assurance that we can successfully execute our long-term product development strategy, or can we predict that our long-term product development strategy will successfully compete with future technology advances.

      Variations in our operating results and product failures could affect the trading price of our Common Stock, which has been subject to wide fluctuations. A decrease in our market capitalization could affect our ability to secure loans that are necessary for us to continue developing and marketing new products.

Part II. Other Information

Item 1. Legal Proceedings.

     In the ordinary course of business, KVH is a party to legal proceedings and claims. In addition, from time to time we have contractual disagreements with certain customers concerning our products and services. The Company believes that these ordinary claims will not have a material effect on operations or capital resources.


Item 4. Submission of Matters to a Vote of Security Holders.

     There were no matters voted upon by our security holders during the quarter for which this report was filed.

Item 6. Exhibits and reports on Form 8-K.

1.  Exhibit 27 - Financial Data Schedule: Nine Months Ended September 30, 2000.

2. No reports on Form 8-K were filed during the quarter for which this report was filed.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KVH Industries, Inc.

By: /s/ Richard C. Forsyth
   ----------------------------------
  Richard C. Forsyth
(Chief Financial and Accounting Officer)

Date: October 20, 2000