Form 10-K
period 2000-12-31
KVH INDUSTRIES INC \DE\
filed 2001-02-08
CIK 1007587

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K



     ( X ) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                    For the fiscal year end December 31, 2000

                                       OR

     ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from ___ to ___

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


 Securities registered pursuant to Section 12(b) of the Act: None

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

     As of January 25, 2001, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $46,310,253 based upon a total of 4,720,719 shares held by non-affiliates and the last sale price on that date of $9.81. As of January 25, 2001, the number of shares outstanding of the Registrant's common stock was 8,619,075.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Company's definitive Proxy Statement relating to the 2001 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report on Form 10-K. The Company anticipates that its definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year end December 31, 2000.

                              INDEX TO FORM 10-K

                                   PART I Page

Item 1.       Business                                                                                     1
Item 1a.      Executive Officers and Directors of the Registrant as of December 31, 2000                   5
Item 2.       Properties                                                                                   5
Item 3.       Legal Proceedings                                                                            6
Item 4.       Submission of Matters to a Vote of Security Holders                                          6


                                     PART II

Item 5.       Market for the Registrant's Common Equity and Related Stockholder Matters                    6
Item 6.       Selected Financial Data                                                                      7
Item 7.       Management's Discussion and Analysis of Financial Condition and Results of Operations        8
Item 7a.      Market Risk Disclosure                                                                      14
Item 8.       Financial Statements and Supplementary Data                                                 14
Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure        14


                                    PART III

Item 10.      Directors and Executive Officers of the Registrant                                          14
Item 11.      Executive Compensation                                                                      14
Item 12.      Security Ownership of Certain Beneficial Owners and Management                              14
Item 13.      Certain Relationships and Related Transactions                                              14


                                     PART IV

Item 14.      Exhibits, Financial Statement Schedule, and Reports on Form 8-K                             15








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

                                     PART I

Item 1.         Business

General
KVH Industries, Inc. ("KVH" or the "Company") was organized in Rhode Island in 1978 and was reincorporated in Delaware on August 16, 1985. The Company completed its initial public offering in April 1996. The Company's executive offices are located at 50 Enterprise Center, Middletown, RI, 02842, and its telephone number is (401) 847-3327. Unless the context otherwise requires, references to KVH or the Company include KVH Industries, Inc., and KVH Europe A/S, its Danish sales subsidiary.

Company Overview
     KVH is an international leader in developing and manufacturing innovative, mobile, high-bandwidth satellite communications systems, navigation systems, and fiber optic products. KVH has become a leader in connecting people on the move with vital data through channels like the Internet and the military's "digital battlefield." KVH has accomplished important milestones in achieving this position, beginning with the invention of the digital compass to the development of breakthrough satellite communications products and the integration of our fiber optic technology throughout our product lines. A key to our marketing strategy has been the successful transition from principally an OEM systems supplier to a branded product supplier. While some fiber optic and tactical navigation systems are sold through OEM channels, the majority of our revenues are now derived from the sale of KVH branded products. This has resulted in diversified revenue sources, an expansion of available markets, and a return to profitability for the second half of 2000.

Principal Products
     Our success is a result of KVH's unique expertise in developing products that are capable of sensing position and motion. This expertise is applied to a range of diverse applications, whether it is measuring the motion of a vessel or keeping a satellite antenna focused at a point in space 22,000 miles away, providing precision heading data for navigation, or using fiber optics to sense motion or differences in the current passing through an electrical line. Research and development is also underway on two initiatives designed to expand KVH's product offerings.

Mobile Broadband Satellite Communications
     KVH's TracVision and Tracphone products connect people on the move to satellite television, telephone, and Internet data services. These award-winning systems have established KVH as a market leader. The core technology in KVH's family of satellite television and communications systems is the Company's proprietary three-axis, fully stabilized antenna, which maintains contact with specific geo-stationary satellites when a vessel or vehicle platform is in motion. The antennas use a gyro and inclinometer to precisely measure the pitch, roll, and yaw of an antenna platform in relation to the earth. On-board microprocessors and the Company's proprietary stabilization and control software use that data to compute the antenna movement necessary for the antenna's motors to point the antenna properly and maintain satellite contact. KVH antennas also carry out rapid initial acquisition, continuous tracking, and reacquisition of the satellite signal without operator intervention.

     Since 1994, we have continued to refine our TracVision products, resulting in smaller antennas with higher levels of performance. In 1999, KVH produced a land mobile product with a low-profile system designed for use aboard motor coaches and recreational vehicles. Initially the marine and land mobile systems were only able to receive Digital Broadcast Service (DBS) signals (such as those broadcast by DIRECTV). However, in 1999, KVH significantly increased its antennas' versatility by introducing the industry's first in-motion satellite antennas with integrated Digital Video Broadcast (DVB) capabilities. Since that time, KVH has made its entire marine satellite antenna product line compatible with DVB, the new global standard for satellite video transmissions. This allows KVH antennas to receive signals from DBS services like DIRECTV, as well as virtually any DVB satellite service worldwide, including the DISH Network, and ExpressVu in North America; Galaxy Latin America in Central and South America; and Astra, Hotbird, Thor, Sirius, and Hispasat in Europe. In 2000, a new DVB-compatible land mobile system was introduced in Europe (the first-ever land mobile system for use in Europe) and, later in 2000, in the United States as well. Our satellite television systems include:

TracVision C3 - a low-profile marine system ideal for use aboard hardtops and houseboats.

TracVision G4 and TracVision 4 - 18" (45 cm) antennas suitable for use as far as 200 miles off the coasts of North America and Europe.

TracVision G6 and TracVision 6 - 24" (60 cm) antennas suitable for use as far as 200 miles off the coasts of North America, Europe, and Central/South America.

TracVision L3 - a low-profile, DVB-compatible system designed for use aboard vehicles in North America and Europe.

TracVision LM - an in-motion, low-profile system designed to receive DIRECTV signals in the United States.

TracVision SA - a low-profile system designed to receive DIRECTV signals in the United States when the vehicle is stationary.

     Platforms using our TracVision satellite television antennas include pleasure and commercial marine craft as well as moving or stationary recreational and sports utility vehicles, motor coaches, vans, and long-haul trucks. The National Marine Electronics Association (NMEA) in 1998, 1999, and 2000 has also named TracVision systems "Best Satellite Television Product." KVH is also a leading provider of marine satellite communications systems. Our fully stabilized Tracphone systems equip pleasure and commercial marine vessels with two-way voice, fax, and e-mail with global coverage provided by the mini-M satellite constellation operated by Inmarsat (the International Maritime Satellite Organization). Our satellite communications systems include:

Tracphone 25 - a compact, easy-to-use satellite communications system ideal for virtually any size vessel and one of the smallest mini-M systems available. It has been named "Best Satellite Telephone Product" by NMEA in 1998, 1999, and 2000.

Tracphone 50 - a larger, commercial-grade system that addresses the professional mariner's worldwide communication requirements.

Navigation
     KVH introduced the world's first fluxgate compass in 1982. Since that time, the Company has developed a range of navigation products for commercial and recreational marine vessels as well as for military tactical navigation applications. KVH's compass systems utilize the Company's digital fluxgate heading sensor to sample the surrounding magnetic field and output precise heading data. These signals are relayed to an on-board microprocessor, where filtering and software averaging algorithms developed by the Company translate the output to stable heading information. The Company's proprietary autocalibration software continuously and automatically compensates for the effects of magnetic interference. In highly dynamic applications where greater accuracy and fully stabilized heading output is required, we integrate the sensor with one or more angular rate gyros. This integration provides three-dimensional error correction and stabilization capabilities previously available only from more costly systems. The Company is also integrating fiber optic gyros ("FOGs") into its navigation product lines to create enhanced systems with broader market potential. Our marine navigation systems include:

GyroTrac - a gyro-stabilized electronic compass system that can provide stabilized heading data to other onboard navigation systems as well as the TracVision line of satellite television antennas.

Azimuth 1000 - an electronic compass designed for use aboard powerboats. It was named "Best Electronic Compass" by NMEA in 1998, 1999, and 2000.

Sailcomp 103AC - a digital fluxgate compass system designed for use aboard sailboats in racing and cruising conditions.

DataScope - a handheld compass and rangefinder used in marine, outdoor, military, technical, sporting, and commercial applications.

     We also supply tactical land navigation systems to U.S. and allied armed forces around the globe. Our TACNAV product family is one of the most widely fielded, GPS-assisted military navigation systems in the world, providing a critical link to digital battlefield management and tactical Internet systems for virtually every vehicle in the modern mobile military. At present, there are four primary TACNAV products available to KVH's customers:

TACNAV Light - a digital compass-based battlefield navigation system designed for light armored forces.

TACNAV TLS (Target Location System) - a digital compass-based system designed for turreted, medium armored forces.

TACNAV FOG - a dynamic location and north pointing system for heavy armored forces. It uses a KVH 3-axis FOG to sense the vehicle's azimuth rotation and improve GPS accuracy by as much as 300%.

T-FOG Upgrade - an upgrade to TACNAV TLS that adds the accuracy of a FOG by supplementing the data stream with precise, short-term heading input from a KVH 3-axis FOG, which improves the accuracy of stand-alone GPS-based systems by as much as 300%.

     We have fielded TACNAV integrated navigation and targeting systems in more than 7,000 vehicles in the U.S. inventory and several foreign armies, including the U.S. Army Bradley Fighting Vehicle (ODS and Linebacker), U.S. Marine Corps LAV-25, Swedish FMV CV-90, and the British Army Scimitar, among others. In addition, TACNAV interfaces with virtually all digital Battlefield Management Systems, including U.S. FBCB2; TACOM/TRW Task Force 21 Applique; U.K. BGBMS; French BMS (SIT VI); Canadian Army Digital Battlefield (PDALF); and the Swedish Army Digital Battlefield.

Fiber Optic Products
     Since acquiring the fiber optic assets of Andrew Corporation in 1997, KVH has invested in and completed the development of its proprietary E-Core line of FOGs, and successfully integrated them into the Company's existing products. KVH produces both optical fiber and optical subassemblies for integration with its products or for OEM applications.

     Our integrated manufacturing process ensures the highest level of quality resulting in production yields that are significantly higher than the industry average. Our proprietary FOG technology has enhanced the precision and durability of the Company's products. KVH's fiber optic products are being employed in a variety of applications, including autonomous vehicle navigation; military navigation; platform stabilization; and simulators.

     We have also developed a fiber optic current sensor using the same proven fiber optic technology as our FOGs. The fiber optic current sensor measures the phase difference in magnetic fields created by high-voltage power lines. Our current sensor is faster, smaller, and more cost-effective, than existing iron core transformers, which we believe makes our sensor an ideal replacement for this legacy technology.

     New Technology in Mobile Broadband Communications and Fiber Optics. We are currently developing two new technologies that complement and expand the Company's existing products. The first of these projects is photonic fiber for next-generation high-speed optical networking components. We believe our photonic fiber will enable us to build high-speed external modulators capable of speeds in excess of 100 GHz that cost substantially less to manufacture than optical chip-based solutions. Photonic fiber is an active fiber that we anticipate may also serve as the platform for a variety of other optical networking components, such as amplifiers, tunable Bragg fiber gratings, and optical switches.

     The second project is the development of an ultra-low profile satellite antenna that will provide in-motion access to high-speed, two-way Internet services and satellite television signals aboard automobiles and other vehicles (i.e., Mobile Broadband/TV). First our intent is to build a low-profile antenna suitable for use aboard sport utility vehicles, mini-vans, and other vehicles.
Longer-term  our  objective  is to  develop  an  ultra  low  profile,  photonic, phased-array antenna that will be suitable for mass-market automotive applications.

     We are in the early stages of both product developments and there are significant technology barriers to overcome to complete our product designs and bring them to market. Delays in our development schedules could result of substantial engineering cost increases and decreased revenue forecasts. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations" beginning on page 14).

Sales and Marketing
     We market our products through a third-party worldwide network of dealers, value-added resellers, distributors, and independent sales representatives. We manage our European and Middle Eastern sales through our sales subsidiary, KVH Europe A/S, located in Denmark.

Intellectual Property
     Our ability to compete effectively depends to a significant extent on our ability to protect our proprietary information. The Company relies primarily on trade secret laws, confidentiality procedures, and licensing arrangements to protect its intellectual property rights. The technology licenses on which the Company relies include an angular rate gyro license from Etak, Inc,. and a license from Thomson Consumer Electronics, Inc., relating to certain consumer electronic components.

     We have 75 issued and 27 pending patents covering KVH's core technologies. Of these, 69 are held by KVH's fiber optic group, which also has 23 of the 27 additional patents pending. In addition to patents, KVH registers its product brand names and trademarks in the United States and other key markets where the company does business around the world. Expiration of KVH's patents and trademarks range from May 20, 2003, to March 5, 2016.

     We enter into confidentiality agreements with our consultants, key employees, and sales representatives and generally control access to and distribution of our technology, software, and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use KVH's products or technology without authorization, or to develop similar technology independently. We have also delivered certain technical data and information to the United States government under procurement and research contracts.

Logistics
     Our manufacturing operations consist of light manufacture, final assembly, and test. Our manufacturing activities consists of fluxgate and fiber optic sensor coils and cable assemblies that are combined with components purchased from outside vendors for assembly into finished goods. KVH contracts with third parties for fabrication and assembly of printed circuit boards, injection-molded plastic parts, machined metal components, connectors, and housings. We believe there are a number of acceptable vendors for the components we purchase. We actively evaluate suppliers for quality, dependability, and cost effectiveness. In some instances we utilize sole source suppliers to develop strategic relationships to enhance material quality and improve cost.

Backlog
     We only include firm orders for which we have accepted a written purchase order in our backlog. Military orders are generally subject to cancellation for the convenience of the customer. When orders are cancelled, we recover actual costs incurred through the date of cancellation as well as termination costs.

     Our revenue from commercial markets is derived primarily from sales to non-stocking distributors, retail chains, and other resellers who require short lead times for delivery of products to end-users. To meet our customers' delivery requirements we have become a just-in-time supplier, fulfilling customer orders on a next day basis. The short period of time between order and delivery does not result in large backlogs and backlog is not a meaningful indicator for predicting commercial revenue in future periods.

     Our backlog at December 31 was $11.9 million in 2000 and $0.7 million in 1999. We expect to ship $7.0 million of our backlog at December 31, 2000, during 2001. Backlog consists primarily of long lead military navigation and OEM orders.

Competition
     We encounter significant competition with all of our products. We stress system performance, reliability, product features, price, and customer support to differentiate our products from competitors. Major competitors include Seatel, Datron, Litton, Honeywell, and Nera corporations and Westinghouse Electric Company.

Research and Development
     Our research and development efforts are focused on developing new products that will have broad application over a wide range of markets. Our research goals are to improve the performance and product cost of existing products and to sustain our technology leadership position by introducing state of the art products into the marketplace well ahead of our competitors.

     Research and development consists of KVH funded projects and customer-funded contract research. Prior to 1997, much of the development of our core technologies was subsidized by grants under the Small Business Innovative Research (SBIR) program and customer-funded contracts. Since 1997 we have financed virtually all of our commercial research and development. Military contracts continue to provide customer-funded research and development opportunities that are accounted for as revenue and costs of sales.

     The Company's total expenditures for research and development during 2000, 1999, and 1998 were as follows:

                                                  Year ended December 31,
                                                2000         1999         1998
                                                        (in thousands)


 Internally funded research and development   $ 3,902        4,199        3,991
 Customer funded research and development       1,101          648          936
                                               -------      -------      -------

 Total research and development               $ 5,003        4,847        4,927
                                               =======      =======      =======



Government Regulation
     Our manufacturing operations are subject to various laws governing the protection of the environment. These laws and regulations are subject to change, and such change may require KVH to improve technology or incur expenditures to comply with such laws and regulation. We believe that we comply in all material respects with all applicable environmental laws.

     We are subject to compliance with the United States Export Administration Regulations. Some of our products have military or strategic applications, and are on the Munitions List of the International Trafficking in Arms Regulations, or are subject to a requirement for an individual export license from the Department of Commerce.

Employees
     As of December 31, 2000, we employed 191 employees full-time. The increase in total employees from 170 at December 31, 1999, resulted primarily from a need to strengthen research and development, customer support, and marketing activities related to new products. We utilize the services of temporary or contract personnel within all functional areas to assist on project-related research programs.

     We believe our future success will depend upon the continued service of our key technical and senior management personnel and upon the Company's continuing ability to attract and retain highly qualified technical and managerial personnel. None of our employees are represented by a labor union. KVH has never experienced a work stoppage and we consider our relationship with our employees to be good.

Item 1a. Executive Officers and Directors of the Registrant as of December 31, 2000

The following is a list of all current executive officers and directors of KVH Industries, Inc.

                                                                            Held      Officers' Previous Business Experience
               Name                   Age         Current Position          Since      (If current position held <5 years)

Martin A. Kits van Heyningen*         41    President                        1982
                                            Director**                       1982
                                            Chief Executive Officer          1990

Richard C. Forsyth                    54    Chief Financial Officer          1988

Sid Bennett                           62    Vice President, FOG Business     1997    1985-1997: Director, Sensor Products,
                                            Development                              Andrew Corporation, and President,
                                                                                     Andrew-Thompson Broadcasting

Christopher T. Burnett                46    Vice President, Business         1994
                                            Development

James S. Dodez                        42    Vice President, Marketing        1998    1995-1998: Vice President of Marketing
                                                                                     and Reseller Sales, KVH

Ian C. Palmer                         35    Vice President Sales and         2000    1996- 1999 Director of Reseller Sales
                                            Customer Support

Robert W.B. Kits van Heyningen*       44    Vice President, Research and     1998    1982-1998: Vice President of
                                            Development                              Engineering, KVH
                                            Director**                       1982

Mads E. Bjerre-Petersen               57    Managing Director,               1992
                                            KVH Europe A/S

Arent H. Kits van Heyningen*          85    Chairman of the Board             1982

Mark S. Ain                           57    Director**                        1997

Stanley K. Honey                      46    Director**                        1997

Werner Trattner                       48    Director**                        1994

Charles R. Trimble                    59    Director**                        1999

------------------------------------
* Arent H. Kits van  Heyningen is the father of Martin A. Kits van Heyningen and
Robert W.B. Kits van Heyningen. ** For detailed information about KVH directors, see  "Board of  Directors"  in the Proxy  Statement,  which is  incorporated  by reference.



Item 2.  Properties.

     In May 1996, we purchased a 75,000-square-foot building in Middletown, Rhode Island. The building serves as headquarters for KVH executive and administrative staffs and as a development and manufacturing facility for all products except fiber optics. The Company believes it is well positioned to quickly expand production and operations at the Middletown facility, which is zoned and approved for an additional 45,000 square foot expansion of the existing building.

     We manufacture our fiber optic products in a 23,000-square-foot facility in Tinley Park, Illinois, under a seven-year, renewable lease that expires March 31, 2005. Historically, our Tinley Park facility has operated at less than 50% of capacity, and the costs associated with under utilization of the facility have adversely affected the Company's financial results during 2000 and 1999. We completed the integration of fiber optic sensors into our navigation products during 2000 adding production volumes that are reversing the negative financial impact of excess capacity. Our current sales forecast projects full utilization of the Tinley Park facility in 2001.



Item 3.  Legal Proceedings.

     In the ordinary course of business, we are party to legal proceedings and claims, in addition, from time to time the Company has contractual disagreements with certain customers concerning the Company's products and services, which will not have a material effect on operations or capital resources.



Item 4.  Submission of Matters to a Vote of Security Holders.

     On January 29, 2001 we filed a definitive proxy statement with the Securities and Exchange Commission. The proxy statement requests our shareholders to approve an increase in the number of common shares authorized from 11,000,000 to 20,000,000. A shareholder meeting is scheduled for March 2, 2001 at the offices of our attorneys Foley, Hoag & Eliot, One Post Office Square, Boston, Massachusetts, to approve this proposal.


                                     PART II



Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

     Our common stock has traded on the Nasdaq National Market under the symbol KVHI since April 8, 1996. As of January 25, 2001, 154 stockholders of record owned the Company's Common Stock. We have never declared or paid any cash dividends on our Common Stock and do not intend to pay cash dividends in the foreseeable future. The Company intends to retain earnings for reinvestment in its business.

     Our stock commenced trading on April 2, 1996 at $6.50. On January 25, 2001, the closing sale price for our Common Stock was $9.81.

                             2000                         1999
                    -----------------------       ----------------------
                         High          Low           High           Low
 First Quarter   $      9.313        2.875     $    2.063         1.000
 Second Quarter         6.875        3.375          3.188         2.000
 Third Quarter          7.813        5.031          2.875         2.031
 Fourth Quarter        10.438        5.500          3.500         2.125

Item 6.  Selected Financial Data.

     The following selected financial data is derived from the Company's financial statements. This data should be read in conjunction with Item 8, Financial Statements and Supplementary Data, and with Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                                                  Year Ended December 31,
                                                  2000          1999            1998          1997         1996
                                                           (in thousands, except per share data)
Consolidated Statements of Operations:
Net sales                                  $      29,954        22,822         20,630        25,570        25,687

Cost of goods sold                                18,621        15,034         14,100        14,085        14,607
                                             ------------  ------------   ------------  ------------  ------------
    Gross profit                                  11,333         7,788          6,530
                                                                                             11,485        11,080
Operating expenses:

  Research and development                         3,902         4,199          3,991         3,175         2,431

  Sales and marketing                              6,322         5,471          4,470         3,738         3,040

  General and administrative                       2,221         2,112          2,225         1,895         1,624
                                             ------------  ------------   ------------  ------------  ------------
    Operating (loss) income                       (1,112)       (3,994)        (4,156)        2,677         3,985

Other (income) expense:

  Interest expense (income), net                     192            40            (57 )        (327 )        (278)

  Other expense (income)                             134           (20 )          (27 )         (95 )          14

  Loss (gain) on currency translation                 63           (63 )         (198 )        (138 )          50
                                             ------------  ------------   ------------  ------------  ------------
    (Loss) income before income tax               (1,501 )      (3,951 )       (3,874 )
      (benefit) expense                                                                       3,237         4,199

  Income tax (benefit) expense                      (560 )      (1,254 )       (1,608 )       1,020         1,743
                                             ------------  ------------   ------------  ------------  ------------
      Net (loss) income                    $        (941 )      (2,697 )       (2,266 )       2,217         2,456
                                             ============  ============   ============  ============  ============
Per share information (1):
  Net (loss) income per common share-
  basic                                    $       (0.12 )       (0.37 )        (0.32 )        0.31          0.39
                                             ============  ============   ============  ============  ============
  Net (loss) income per common share-
  diluted                                  $       (0.12 )       (0.37 )        (0.32 )        0.30          0.35
                                             ============  ============   ============  ============  ============
Weighted average number of shares outstanding:
  Basic                                            7,628         7,235          7,124         7,049         6,370
                                             ============  ============   ============  ============  ============
  Diluted                                          7,628         7,235          7,124         7,498         7,055
                                             ============  ============   ============  ============  ============

                                                                       December 31,
                                                  2000          1999            1998          1997         1996
                                                                  (dollars in thousands)
Consolidated Balance Sheet Data:
Working capital                            $      12,452         7,733          8,486        12,410        12,570
                                           $
Total assets                                      26,495        19,835         18,746        21,805        21,544
                                           $
Long-term obligations (2)                          2,784         2,870              0             7            61
                                           $
Total shareholders' equity                        19,193        14,502         17,070        19,194        16,563

(1)  See note 1 of Notes to Consolidated Financial Statements for an explanation of the method of calculation.
(2)  Includes obligations under mortgage note payable.  See note 4 of Notes to Consolidated Financial Statements.



Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

     As you read Management's Discussion and Analysis, it may help to refer to our Consolidated Statements of Operations on page 20, which presents the results of our operations for 2000, 1999, and 1998. The following discussion should be tempered by the risk factors on pages 12 through 14, which describe events that could influence our forward-looking projections.

     During  the  period  covered  by  this  discussion,   we  made  significant
investments to shift our sales strategy from an OEM supplier to a branded supplier. We also improved the accuracy and functionality of our products by acquiring fiber optic technology, which has added significantly to our operating losses over the last three years. In the second half of 2000 we returned to profitability, as we experienced significant sales increases resulting from our investment in our new technologies.

     During 2000 communications sales increased by 44% percent, primarily due to the growth of our land-based mobile satellite TracVision systems. The TracVision LM product has been our most successful product launch to date, exceeding Company expectations. Initial sales of TracVision LM represent owners, manufacturers and distributors of RVs and luxury motor coaches. RV and motor coaches together represent a potential market for us of some 2.4 million existing vehicles augmented by more than 500,000 new vehicles each year.

     Navigation sales increased 19% during 2000 due to strong international demand for our products. In 1999 the United States military began to transform its military from conventional, open-terrain threats to a more adaptable highly mobile force. Based upon the new force configuration and we believe the market for military retrofits and new installations of our tactical navigation products appears very strong as a consequence of these strategic changes.

Results of Operations

The following table sets forth, for the periods indicated, certain financial data as a percentage of total revenues:

                                              Years Ended December 31,
                                          2000          1999            1998

  Net sales                               100.0 %       100.0 %         100.0 %

      Gross profit                         37.8          34.1            31.7

  Research and development                 13.0          18.4            19.3
  Sales and marketing                      21.1          24.0            21.7
  General and administrative                7.4           9.3            10.8

      Operating loss                       (3.7)        (17.6)         (20.1)

  Other expense (income), net               1.3          (0.3)          (1.4)

  Loss income before income tax benefit    (5.0)        (17.3)         (18.7)

  Income tax benefit                       (2.1)         (5.5)          (7.8)

      Net loss                             (2.9)%       (11.8)%        (10.9)%

Years Ended December 31, 2000 and 1999

     Net Sales. Net sales increased by 31% to approximately $30.0 million from $22.8 million in 1999. Communication product revenues made up 70% of our sales growth, increasing 44% to $16.4 million from $11.4 million in 1999. Domestic communication sales grew by 49% while international sales increased 28% from 1999 levels. We anticipate that international sales growth will accelerate in 2001 in response to new product introductions specifically designed for international markets. We are optimistic that domestic communication sales will continue to grow, but at a slightly reduced rate from 2000 as weakened economic forecasts and rising gasoline prices may somewhat moderate last year's 49% growth rate.

     Navigation sales increased 19% to $13.6 million from $11.4 million in 1999. The growth in navigation sales reflects the acceptance of our TACNAV products by international military forces where sales of our TACNAV products were particularly strong. We anticipate that navigation sales growth will accelerate in 2001 as the United States military begins to deploy vehicles that are equipped for the "Digital Battlefield," a market that we believe holds significant promise for our tactical navigation products. Fiber optic navigation products began shipping in volume in 2000 and although sales volumes were not substantial, year-end backlog grew to $4.1M.

     Overall, we anticipate that the rate of combined sales growth in 2001 will accelerate slightly from the growth rate experienced in 2000. However, a prolonged economic downturn or delays within the military procurement process could weaken our current growth outlook.

     Cost of Goods Sold. The Company's cost of goods sold consists of direct labor, materials, manufacturing overheads and engineering costs associated with customer-funded engineering. Customer-funded research and development costs included in cost of goods sold was approximately $1.1 million in 2000 and $0.6 million in 1999. During 2000 we realized material and labor cost savings amounting to 1% of sales. Product cost reductions resulted from redesign of existing product and improvements in our manufacturing process. We made significant efficiency gains in our procurement process by implementing supply-chain management in the last half of the year allowing us to better plan inventories and negotiate lower material prices. Although manufacturing overheads increased in absolute dollars by approximately $0.3 million in 2000, overheads fell as a percentage of sales by 5% from the prior year, reflecting increased capacity utilization. Total cost of goods sold decreased as a percentage of sales by 4% despite a 5% sales shift towards lower margin communication sales. Looking ahead we believe that cost of goods sold will decline modestly as a percentage of sales from 2000 levels, resulting from higher levels of facility utilization and continuing manufacturing improvements.

     Research and Development Expense. Research and development expense consists of direct labor, materials, associated overheads' and other direct costs resulting from the Company's internally funded product development activities. All internal development costs, including software development, are expensed in the period incurred. Internally funded development costs decreased approximately $0.3 million or 6% in 2000 from $4.2 million in 1999. The 2000 decrease in internal product development costs resulted from a doubling of customer-funded research. Costs associated with customer-funded research are transferred out of the R&D line into cost of goods sold. A comparison of combined internal and external development costs reflects increased total research and development costs of $0.2 million or a 3% increase above 1999 levels. Development costs are forecast to increase substantially in 2001, as we fully staff our photonic fiber and mobile broadband satellite communication product efforts. Photonics and the mobile broadband spending will result in significant research and development expense increases in 2001.

     Sales and Marketing Expense. Sales and marketing expense consists primarily of salaries and related expenses for sales and marketing personnel, sales commissions, travel expenses, cooperative advertising, sales literature, advertising, and trade shows. Sales and marketing expense increased by $0.9 million in 2000 from $5.5 million in 1999. The majority of the cost increase was related to variable selling expenses such as commissions, trade shows, media, and new product introductions. The 16% cost increase over the prior year was roughly half our 31% annual sales increase and although spending increased in absolute terms, it decreased as a percentage of revenues by 3% of sales to 21% of revenues from 24% in 1999. KVH utilizes independent, third-party distribution channels including dealers, distributors, and sales representatives. Third-party distribution allows us to grow rapidly without adding the fixed costs associated with a direct sales force. Accordingly, our forecast for 2001 anticipates marketing and sales to remain level with 2000 results when measured as a percentage of sales. Our spending forecast could increase should we decide to accelerate new product introductions or advance market opportunities that are not presently in our 2001 plan.


     General and Administrative Expense. General and administrative expense consists of costs attributable to the Company's management, finance, accounting, management information systems, human resources, facility management, and outside professional services. General and administrative costs increased $0.1 million or 5% in 2000 over 1999, but decreased as a percentage of sales to 7% from 9% in the previous year. Cost increases reflect annual salary increases, and rising outside audit, legal, and professional fees. Looking ahead into 2001 we anticipate that general and administrative costs will remain even with 2000 expenditures when measured as a percentage of sales. Factors that could increase spending include unforeseen legal or professional costs, or the hiring of key personnel not currently anticipated in the 2001 plan.

     Interest Income. Interest income reflects the interest earned by investing excess cash in federal short-term obligations. During the last nine months of 2000 we relied upon our bank line of credit and did not invest in short-term obligations, decreasing interest income. On December 29, 2000 we sold 800,000 shares of common stock to an existing shareholder for $6.25 per share. The additional capital raised will have a positive impact on interest income in 2001.

     Interest Expense. Interest expense is made up of interest charges related to our mortgage loan, our revolving bank credit facility and equipment leases. We relied on bank borrowings for the last nine months of 2000 causing interest expense to rise substantially during the year. Bank borrowing to support our working capital demands in 2001 will decline resulting in decreased interest expense in 2001.

     Gain (Loss) on Foreign Currency Translation. The results of operations of the Company's foreign subsidiary, KVH Europe, are determined by re-measuring its foreign currency-denominated operations as if they had taken place in United States dollars. Gains and losses resulting from this translation are included in the Company's net income.

     Income Tax Benefit. As a result of generating operating losses for the past two years, the Company has recorded additional deferred tax assets with associated deferred tax benefits. The operating loss items giving rise to deferred tax assets are carried forward and may offset future earnings, before expiration beginning in 2019. The Company's effective income tax rates were 37% for 2000 and 32% for 1999. The increase in the rate and related income tax benefit is principally due to certain 1999 reductions to deferred tax assets. The 1999 tax rate of 32% is the result of re-evaluating the realizability of certain income tax credits previously established and made part of the Company's deferred tax assets. Certain income tax credits were reduced in connection with the progress of an existing Internal Revenue Service tax return examination.

Years Ended December 31, 1999 and 1998

     Net Sales. Net sales increased to $22.8 million from $20.6 million in 1998, primarily due to strong communications sales that offset lower-than-expected navigation sales. Product sales were $22.0 million in 1999 and $19.6 million in 1998 with respective customer-funded research of $0.6 million and $0.9 million. Communications revenues increased 73% in 1999 to $11.4 million from $6.6 million in 1998 as strong sales of mobile television satellite systems for our new market in land vehicles exceeded expectations and our marine mobile satellite systems continued to sell well. Navigation revenues were $11.4 million in 1999 compared to $14.0 million in 1998, a decrease of more than 18% that was attributable to unanticipated declines in high-margin military sales. While we were selected for a number of high-margin military products, revenues were lower than anticipated due to longer timeframes for completing contracts than we had expected. Navigation products incorporating fiber optic sensors in 1999 decreased to $1.4 million from $1.7 million in 1998, reflecting the discontinuance of bus navigation products in late 1998. The bus navigation product was a legacy product acquired through acquisition. The decision to withdraw the bus navigation product from the marketplace was based on excessively high post sales support costs that made the economics of this product unfeasible. Our acquisition of fiber optic technology in 1997 was driven by our need to incorporate more accurate sensors into our existing product offerings.

     Cost of Goods Sold. As a percentage of net sales, cost of goods sold decreased 2% in 1999 to 66% from 68% in 1998 due to two opposing factors. The positive impact of decreases in labor and material costs were offset by increases in manufacturing overheads, netting out to positive savings. Manufacturing overheads increased to $5.2 million in 1999 from $3.8 million in 1998 due to costs associated with initiating and scaling up production of new products and the under utilization of the Tinley Park manufacturing facility. Production volumes did not offset fixed manufacturing overheads at our Tinley Park facility. In 1999, we completed the integration of fiber optic technology into our navigation products and received our first orders for these enhanced products. Customer-funded research and development costs of $0.6 million in 1999 and $0.9 million in 1998 were also included as costs of sales.

     Research and Development Expense. Internally funded research costs increased slightly to $4.2 million in 1999 from $4.0 million in 1998. We directed most of our research funds in 1999 to developing the new land mobile satellite television system and to integrating fiber optic sensor technology into our tactical navigation products. We continued to increase internal funding of product development, which allowed us to better focus our research and decrease the amount of time required to bring a new product to market in 1999. Total research and development expenditures, including customer-funded product development expenditures included in cost of goods sold, were $4.8 million in 1999 and $4.9 million in 1998.

     Sales and Marketing Expense. Sales and marketing costs grew more than 22% to $5.5 million in 1999 from $4.5 million in 1998. Major factors contributing to the growth of sales expenses were independent sales representative commissions, staffing, travel and new-product-introduction costs

     General and Administrative Expense. We decreased costs slightly to $2.1 million in 1999 from $2.2 million in 1998 by improving cost controls.

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

     Income Tax Benefit. Due to losses in both 1999 and 1998, we realized a deferred income tax benefit of $1.3 million and a current income tax benefit of $1.6 million, respectively. Our effective tax rate in 1999 decreased by approximately 10% to 32% from 42% in 1998. The decrease reflects a write-down of deferred tax assets related to research tax credits taken from 1996 to 1998. We adopted this position based upon preliminary discussions with the Internal Revenue Service.

Liquidity and Capital Resources

     On December 29, 2000 we sold 800,000 common shares to an existing shareholder at $6.25 per share. We realized proceeds of $4.5 million, (net of transaction costs), that will be used to fund operations and advanced research into photonics and mobile satellite communications. The agreement between KVH and the State of Wisconsin Investment Board requires KVH to register the shares sold in the transaction on or before March 31, 2001. If KVH does not register the shares by March 31, 2001, we become liable for a penalty equal to .25% of the value of the shares purchased for each week subsequent to March 31, 2001 that the shares are not registered. We also received, in the month of December, a $1,195,000 customer deposit to fund a military order that will ship during 2001 and 2002. The customer deposit will be repaid to the customer by deducting amounts on a pro-rata basis as product is shipped.

     On March 27, 2000 we entered into a $5.0 million asset-based, three-year, revolving loan facility at an interest rate of the prime bank lending rate plus 1%. Any unused portion of the revolving credit facility accrues interest at an annual rate of 50 basis points. The loan facility provides for advancing funds based upon an asset availability formula that includes our eligible accounts receivable and inventory. The availability formula sets aside a fixed amount of qualified assets that may not be borrowed against. We may terminate the loan prior to the full term. However, we would become liable for certain termination fees should we do so.

     We believe that existing cash balances and funds available under our revolving credit facility will be sufficient to meet our anticipated working capital requirements for 2001. If we decide to expand more rapidly, to broaden or enhance products more rapidly, to acquire businesses or technologies or to make other significant expenditures to remain competitive, then we may need to raise additional funds.

Other Matters

     Recent Accounting Pronouncements. In June 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities -- an Amendment of FASB Statement No. 133." The Statement addresses a number of issues, including the Derivatives Implementation Group process, causing implementation difficulties for numerous entities that apply SFAS No. 133. SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. The Company adopted SFAS 133 and 138 on January 1, 2001 and neither will have a material impact on our financial condition, results of operations or cash flows.

     In March 2000, the FASB issued Financial Accounting Standards Board Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation." The interpretation clarifies certain matters concerning the application of APB Opinion No. 25 and is generally effective beginning July 1, 2000. FIN 44 will not have a material impact on our financial condition or results of operations, or cash flows.

     In December 1999, the SEC issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 expresses the views of the SEC staff in applying generally accepted accounting principles to certain revenue recognition issues. SAB 101 was adopted by the Company as of the fourth quarter of 2000, and had no impact on the consolidated financial statements.

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

     Impact of Research and Development Expenditures on Operating Results. For the past three years we have made significant investments in research and development that has contributed to operating losses in each of those years. During December of 2000 we raised five million dollars to accelerate our research into two key product areas, photonic fiber and mobile broadband/TV. Our product development expenditures in these areas may result in a continuation of operating losses.

     Impact of New Products on Sales Results. Our future sales growth will depend to a considerable extent upon the successful introduction of new mobile satellite communications products for use in marine and land applications. Our success depends heavily on rapid completion of new products, particularly for worldwide Internet and data applications and depends on other external variables that could adversely affect us:
- satellite launches and new technology are expensive and subject to failures; and - poor consumer confidence and/or economic conditions could depress product demand.

     Dependence on Military Sales. We need to increase navigation sales over 2000 levels to achieve overall profitability. Issues that could affect our success include:
- funding for military programs may be shifted out in time;
- we are introducing new technological solutions that must be proven and then accepted; and - sales cycles are long and difficult to predict in military markets.

     Continuing Investment in Fiber Optics. A large portion of our product development strategy for the near-future relies upon cutting-edge fiber optic product concepts. Expenses for fiber optic operations will add significant costs to operations. As with any research and development project there can be no assurance that we will succeed with our development concept and produce a product that has market acceptance.

     Variability of Our Operating Results. Our quarterly operating results have varied in the past and may vary significantly in the future depending upon all the foregoing risk factors and how successful we are in improving our ratios of revenues to expenses.

     Volatility of Our Share Price. The trading price of our Common Stock has been subject to wide fluctuations, and this could continue due to: variations in operating results; development delays of our proposed new products that could result in decreased sales; and stock market volatility caused by industry events.

     Hiring and Retention of Skilled Personnel. Qualified personnel are in great demand throughout the photonics industry. Our success depends in large part upon our ability to attract, train, motivate, and retain highly skilled employees, particularly engineers and other senior personnel. Our failure to attract and retain the highly trained technical personnel that are integral to our product development, sales, service and support teams may limit the rate at which we can generate sales and develop new products or product enhancements and generate sales. This could have a material adverse effect on our business, operating results and financial condition.

     Protection of Our Proprietary Technology, Potential Patent Litigation. Our success depends to a significant degree upon the protection of our proprietary technology. The unauthorized reproduction or other misappropriation of our proprietary technology could enable third parties to benefit from our technology without paying us for it. This could have a material adverse effect on our business, operating results and financial condition. If we resort to legal proceedings to enforce our intellectual property rights, the proceedings could be burdensome and expensive and could involve a high degree of risk. Moreover, the laws of other countries in which we market our products may afford little or no effective protection of our intellectual property.

     Claims by Other Companies that We Infringe Their Copyrights or Patents Could Adversely Affect Our Financial Condition. If any of our products violate third-party proprietary rights, we may be required to reengineer our products or seek to obtain licenses from third parties to continue to offer our products. Any efforts to reengineer our products or obtain licenses on commercially reasonable terms may not be successful, and, in any case, would substantially increase our costs and have a material adverse effect on our business, operating results and financial condition. We do not conduct comprehensive patent searches to determine whether the technology used in our products infringes patents held by third parties. In addition, product development is inherently uncertain in a rapidly evolving technological environment in which there may be numerous patent applications pending, many of which are confidential when filed, with regard to similar technologies.

     Although we are generally indemnified against claims that third-party technology that we license infringes the proprietary rights of others, this indemnification is not always available for all types of intellectual property rights (for example, patents may be excluded) and in some cases the scope of such indemnification is limited. Even if we receive broad indemnification, third-party indemnitors are not always well capitalized and may not be able to indemnify us in the event of infringement, resulting in substantial exposure to us. There can be no assurance that infringement or invalidity claims arising from the incorporation of third-party technology in our products, and claims for indemnification from our customers resulting from these claims, will not be asserted or prosecuted against us. These claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources in addition to potential product redevelopment costs and delays, all of which could materially adversely affect our business, operating results and financial condition.

     In addition, any claim of infringement could cause us to incur substantial costs defending against the claim, even if the claim is invalid, and could distract our management from their business. A party making a claim also could secure a judgment that requires us to pay substantial damages. A judgment could also include an injunction or other court order that could prevent us from selling our products. Any of these events could have a material adverse effect on our business, operating results and financial condition.

     Increasing Operating Expenses, Acceleration of Research and Development Activities. We have recently increased our operating expenses to take advantage of anticipated revenue opportunities related to our Photonics and Mobile Broadband/TV projects. Our decision to increase spending resulted from our desire to bring these products to market as quickly as possible in order to take advantage of strong market conditions. Should we continue to accelerate spending beyond current levels we could experience operating losses and negative cash flows.

     Ability to Fund Engineering Projects. The funding required to complete the development of new products might not be available when required. Working capital generated by operations may be substantially less than we require to fund both our Photonic Fiber and Mobile Broadband/TV projects. Under such circumstances, we may not be able to obtain additional funding on reasonable terms and as a result, one, or both, of these projects could be terminated prior to completion.

     Start-up Phase of Our Photonic Fiber Project. Our Photonic Fiber project is currently in the initial development stage. We may never complete the technological development necessary to realize the full commercial potential of the project. We are developing photonic fiber products to replace electro-optic components to create an active-fiber networking solution that would greatly enhance the speed and power of transmissions over fiber optic networks. Our current approach utilizes advanced polymers and our D-fiber technology. The electro-optic polymer we plan to use is untested in the core of an optical fiber and may not function in the same manner as it does in tests outside of the fiber. In addition, our manufacturing processes may be incapable of successfully replacing the core of a standard optical fiber with the electro-optic polymer, or the manufacturing process may be prohibitively expensive. If we are delayed in our development of our photonic fiber technology and/or are not first to market with this technology, we may be unable to achieve significant market share in the fiber optic networking market. Failure to complete development of our photonic fiber technology will also prevent us from developing a phase shifter based on that technology, which may impair our ability to effectively provide mobile broadband/TV communications services to automobiles.

     Pricing of Mobile  Satellite  Communication  Products.  The  success of our
Mobile Broadband/TV project depends upon our ability to develop a technologically advanced antenna at an acceptable price for the automotive marketplace. To date, phased array antennas have been developed at prices far in excess of what is practical in the automotive marketplace. There can be no assurance that we can engineer a phased array solution within the pricing and technical parameters necessary to be successful in the automotive marketplace.

     Services of Our CEO Martin Kits van Heyningen. Our future success depends to a significant degree on the skills, experience and efforts of Martin Kits van Heyningen. The loss of the services of Mr. Kits van Heyningen could have a material adverse effect on our business, operating results and financial condition. We also depend on the ability of our executive officers and other members of senior management to work effectively as a team. We do not have employment agreements with any of our executive officers.

     Ability to Protect Our Proprietary Technology. Our success depends to a significant degree upon the protection of our proprietary technology. The unauthorized reproduction or other misappropriation of our proprietary technology could enable third parties to benefit from our technology without paying us for it. This could have a material adverse effect on our business, operating results and financial condition. If we resort to legal proceedings to enforce our intellectual property rights, the proceedings could be burdensome and expensive and could involve a high degree of risk. Moreover, the laws of other countries in which we market our products may afford little or no effective protection of our intellectual property.

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


Item 13.  Certain Relationships and Related Transactions.

     None.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedule, and Reports on Form 8-K.

(a)  Documents filed as part of this report:

                                                                                                                Page
 1.  Financial Statements:
     Report of Independent Auditors                                                                             19
     Consolidated Balance Sheets as of December 31, 2000, and 1999                                              20
     Consolidated Statements of Operations for the years ended December 31, 2000, 1999 and 1998                 21
     Consolidated Statements of Stockholders' Equity for the years ended December 31, 2000,
          1999 and 1998                                                                                         22
     Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998                 23
     Notes to Consolidated Financial Statements                                                                 24

 2.  Financial  Statement  Schedule.   See  "Independent  Auditors  Report"  and
     "Schedule II - Valuation and Qualifying  Accounts" included on pages 34 and
     35. All other  schedules  have been omitted  since the  information  is not
     required,   or  because  the  information   required  is  included  in  the
     consolidated financial statements or notes.

 (b) Reports on Form 8-K:

     On January 5, 2001 the Company filed a current report on form 8-K describing the private sale of 800,000 shares of common stock at a price of $6.25 per share on December 29, 2000. The sale included, among other matters, that in the event the Company, prior to March 29, 2001, sells additional shares of Common Stock (subject to certain exceptions) at a price that is less than $6.25 per share, the Purchaser will be entitled to receive additional shares to reflect an adjustment of its per-share purchase price to an amount equal to such reduced purchase price; and the Company will not at any time without the approval of its stockholders, (i) reduce the exercise price of outstanding stock options granted to employees and others under its 1996 Incentive and Non-Qualified Stock Option Plan, or any similar plan, or (ii) grant any stock option with an exercise price that is less than 100% of the fair market value of the underlying stock on the date of grant (except pursuant to the Company's 1996 Employee Stock Purchase Plan or similar plan).

(c)  Exhibit Number                                             Description                                        Page

     3.1                   Restated Certificate of Incorporation of the Company (1)
     3.5                   Amended and Restated By-laws of the Company
     10.1                  1986 Executive Incentive Stock Option Plan (1)
     10.2                  Amended and Restated 1995 Incentive Stock Option Plan of the Company (1)
     10.3                  1996 Employee Stock Purchase Plan (1)
     10.5                  Credit Agreement dated September 8, 1993 between the Company and
                             Fleet National Bank (1)
     10.6                  $500,000 Revolving Credit Note dated September 8, 1993 between the Company and Fleet National Bank (1)
     10.7                  Security Agreement dated September 8, 1993 between the Company and
                             Fleet National Bank (1)
     10.8                  Modification to Security Agreement dated May 30, 1994 between the Company and Fleet National Bank (1)
     10.9                  Second Modification to Credit Agreement and Revolving Credit Note dated
                               May 30, 1994 between the Company and Fleet National Bank (1)
     10.10                 Second Modification to Security Agreement dated March 17, 1995 between the Company and Fleet National Bank (1)
     10.11                 Third Modification to Credit Agreement and Revolving Credit Note dated
                               March 17, 1995 between the Company and Fleet National Bank (1)
     10.12                 Third Modification to Security Agreement dated December 12, 1995 between the Company and Fleet National Bank (1)
     10.13                 Fourth Modification to Credit Agreement and Revolving Credit Note dated
                               December 12, 1995 between the Company and Fleet National Bank (1)
     10.14                 Lease dated February 27, 1989 between the Company and Middletown
                               Technology Associates IV (1)
     10.17                 Registration Rights Agreement dated May 20, 1986 by and among the
                               Company and certain stockholders of the Company (1)
     10.18                 Amendment to Registration Rights Agreement dated January 25, 1988, by and among the Company, Fleet Venture Resources, Inc., and Fleet Venture
                               Partners I and certain stockholders of the Company  (1)
     10.19                 Amendment to Registration Rights Agreement dated October 25, 1988 by and among the Company and certain stockholders of the Company (1)
     10.20                 Amendment to Registration Rights Agreement dated July 21, 1989 by and among the Company and certain stockholders of the Company (1)
     10.21                 Third Amendment to Registration Rights Agreement dated November 3, 1989 by and among the Company and certain stockholders of the Company (1)
     10.28                 Technology License Agreement dated December 22, 1992 between the
                               Company and Etak, Inc. (1)
     10.29                 Agreement dated September 28, 1995 between the Company and Thomson
                               Consumer Electronics, Inc. (1)
     10.31                 Agreement regarding Technology Affiliates Program between Jet
                               Propulsion Laboratory and the Company (1)
     10.32                 Purchase and Sale Agreement dated March 18, 1996, 50 Enterprise Center,
                                Middletown, Rhode Island between the Company and SKW Real Estate
                             Limited Partnership (2)
     10.33                 Fifth Modification to Credit Agreement and Revolving Note dated
                                August 8, 1996 between the Company and Fleet National Bank
     10.34                 Andrew Corporation Asset Purchase and Warrant Agreement (3)
     10.35                 Sixth Modification to Credit Agreement and Revolving Note
                                dated September 29, 1998, between the Company and Fleet National Bank
     10.36                 Seventh Modification to Credit Agreement and Revolving Note
                                dated July 30, 1999, between the Company and Fleet National Bank
     10.37                 Eighth Modification to Credit Agreement and Revolving Note
                                dated October 29, 1999, between the Company and Fleet National Bank
     10.38                 Loan and Security Agreement dated March 27, 2000, between
                                the Company and Fleet Capital Corporation
     11.1                  Computation of (Loss) Earnings per Share (2)
     21.1                  List of Subsidiaries of the Company (1)
     23.1                  Consent of KPMG LLP
     99.1                  Open End Mortgage, and Security Agreement
     99.2                  Tinley Park, Illinois, lease
     99.3                  Private Placement Share Purchase Agreement (4)

(1)      Incorporated by Reference to Exhibit Index on Form S-1 filed with the Securities and Exchange Commission dated
          March 28, 1996, Registration No. 333-01258.
(2)      Filed by paper with the Securities and Exchange Commission.
(3)      Incorporated by reference to Exhibits 1 & 2 on Form 8-K filed with the Securities and Exchange Commission dated
          November 14, 1997.
(4)      Incorporated by reference to Exhibit 10.39 on Form 8-K filed with the Securities and Exchange Commission dated
          January 5, 2001.






                                   SIGNATURES

     Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      KVH Industries, Inc.

 DATE: February 8, 2001               By:  /s/  Martin A. Kits van Heyningen
                                                Martin A. Kits van Heyningen
                                                     President  & CEO

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

                  Name                                                Title                                          Date

------------------------------------------
/s/ Martin A. Kits van Heyningen                 President (Chief Executive Officer)                          February 8, 2001
------------------------------------------
    Martin A. Kits van Heyningen
------------------------------------------

------------------------------------------
/s/ Richard C. Forsyth                           Chief Financial Officer (Principal Financial and             February 8, 2001
------------------------------------------
    Richard C. Forsyth                               Accounting Officer)
------------------------------------------

------------------------------------------
/s/ Arent H. Kits van Heyningen                  Chairman of the Board                                        February 8, 2001
------------------------------------------
    Arent H. Kits van Heyningen
------------------------------------------

------------------------------------------
/s/ Robert W. B. Kits van Heyningen              Director                                                     February 8, 2001
------------------------------------------
    Robert W. B. Kits van Heyningen
------------------------------------------

------------------------------------------
/s/ Mark S. Ain                                  Director                                                     February 8, 2001
------------------------------------------
    Mark S. Ain
------------------------------------------

------------------------------------------
/s/ Werner Trattner                              Director                                                     February 8, 2001
------------------------------------------
    Werner Trattner
------------------------------------------

------------------------------------------
/s/ Charles R. Trimble                           Director                                                     February 8, 2001
------------------------------------------
    Charles R. Trimble

                          INDEPENDENT AUDITORS' REPORT



Board of Directors and Stockholders
KVH Industries, Inc.:


     We  have  audited  the  accompanying  consolidated  balance  sheets  of KVH
Industries, Inc. and subsidiary as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of KVH Industries, Inc. and subsidiary at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.




/s/  KPMG LLP

Providence, Rhode Island
January 26, 2001


                                                  KVH INDUSTRIES, INC. AND SUBSIDIARY

                                                      Consolidated Balance Sheets

                                                      December 31, 2000 and 1999

                                                                                  2000                  1999
                         Assets (note 4)

Current assets:
  Cash and cash equivalents                                                  $   5,411,460             2,047,838
  Accounts receivable, less allowance for doubtful accounts of
    $84,163 in 2000 and $101,259 in 1999 (note 10)                               6,553,976             3,362,390
  Costs and estimated earnings in excess of billings on
    uncompleted contracts                                                          419,145               444,492
  Inventories (note 2)                                                           3,600,660             3,672,269
  Prepaid expenses and other deposits                                              346,518               292,793
  Deferred income taxes (note 8)                                                   637,799               376,628
                                                                               ------------         -------------

        Total current assets                                                    16,969,558            10,196,410
                                                                               ------------         -------------

Property and equipment, net (note 3)                                             6,580,375             7,227,778
Other assets, less accumulated amortization of  $373,188
  in 2000 and $240,507 in 1999                                                     706,473               839,113
Deferred income taxes (note 8)                                                   2,238,430             1,571,409
                                                                               ------------         -------------

             Total assets                                                    $  26,494,836            19,834,710
                                                                               ============         =============

                      Liabilities and Stockholders' Equity

Current liabilities:
  Bank line of credit (note 4)                                               $     598,865
  Current portion long-term debt (note 4)                                           81,111                75,643
  Accounts payable                                                               1,478,198             1,599,770
  Accrued expenses (note 6)                                                      1,164,790               792,086
  Customer deposits                                                              1,195,091
                                                                               ------------         -------------

      Total current liabilities                                                  4,518,055             2,467,499
                                                                               ------------         -------------

Long-term debt (note 4)                                                          2,784,121             2,865,232
                                                                               ------------         -------------

        Total liabilities                                                        7,302,176             5,332,731
                                                                               ------------         -------------

Stockholders' equity (notes 7 and 13):
  Preferred stock, $0.01 par value. Authorized 1,000,000 shares; none issued.
  Common stock, $.01 par value.  Authorized 11,000,000 shares;
    issued 8,619,075 shares in 2000 and 7,296,892  shares in 1999                   86,191                72,969
  Additional paid-in capital                                                    21,186,459            15,567,880
  Accumulated deficit                                                           (2,079,990 )          (1,138,870 )
                                                                               ------------         -------------

        Total stockholders' equity                                              19,192,660            14,501,979
                                                                               ------------         -------------

Commitments (notes 5 and 9)

            Total liabilities and stockholders' equity                       $  26,494,836            19,834,710
                                                                               ============         =============


                                         See accompanying Notes to Consolidated Financial Statements.

                                                  KVH INDUSTRIES, INC. AND SUBSIDIARY

                                                 Consolidated Statements of Operations

                                             Years ended December 31, 2000, 1999 and 1998


                                                                 2000               1999              1998

Net sales (note 10)                                        $   29,953,727         22,822,429        20,630,648
Cost of goods sold                                             18,620,438         15,034,250        14,100,398
                                                             -------------      -------------     -------------

      Gross profit                                             11,333,289          7,788,179         6,530,250

Operating expenses:
   Research and development                                     3,902,154          4,199,370         3,991,193
   Sales and marketing                                          6,322,181          5,471,231         4,469,654
   General and administrative                                   2,220,471          2,111,868         2,225,370
                                                             -------------      -------------     -------------

      Operating loss                                           (1,111,517 )       (3,994,290 )      (4,155,967 )
                                                             -------------      -------------     -------------

Other income (expense):
   Interest income                                                 54,056            147,631            58,735
   Interest expense                                              (246,493 )         (187,867 )          (2,023 )
   Other (expense) income                                        (133,723 )           19,805            27,392
   (Loss) gain on foreign currency translation                    (63,080 )           63,644           197,663
                                                             -------------      -------------     -------------

      Loss before income tax benefit                           (1,500,757 )       (3,951,077 )      (3,874,200 )

Income tax benefit  (note 8)                                     (559,637 )       (1,253,822 )      (1,608,191 )
                                                             -------------      -------------     -------------

            Net loss                                       $     (941,120 )       (2,697,255 )      (2,266,009 )
                                                             =============      =============     =============

Per share information (notes 7 and 12):
            Net loss per common share - basic              $        (0.12 )            (0.37 )           (0.32 )
                                                             =============      =============     =============
            Net loss per common share - diluted            $        (0.12 )            (0.37 )           (0.32 )
                                                             =============      =============     =============

Weighted average number of shares outstanding:
   Basic                                                        7,628,166          7,234,961         7,124,023
                                                             =============      =============     =============
   Diluted                                                      7,628,166          7,234,961         7,124,023
                                                             =============      =============     =============











                                         See accompanying Notes to Consolidated Financial Statements.


                                                  KVH INDUSTRIES, INC. AND SUBSIDIARY

                                            Consolidated Statements of Stockholders' Equity

                                             Years ended December 31, 2000, 1999 and 1998




                                                                              Additional       Retained            Total
                                             Preferred         Common          Paid-in         Earnings        Stockholders'
                                               Stock            Stock          Capital         (Deficit)          Equity
                                            ------------     ------------    -------------    ------------     --------------

Balances at December 31, 1997             $                       70,860       15,298,558       3,824,394        19,193,812
                                            ------------     ------------    -------------    ------------      ------------

Net loss                                                                                       (2,266,009 )      (2,266,009 )

Common stock issued under benefit plan                               797          118,620                           119,417

Exercise of stock options                                            402           22,243                            22,645

Balances at December 31, 1998                                     72,059       15,439,421       1,558,385        17,069,865
                                            ------------     ------------    -------------    ------------      ------------

Net loss                                                                                       (2,697,255 )      (2,697,255 )

Common stock issued under benefit plan                               852          124,995                           125,847
                                            ------------     ------------    -------------    ------------      ------------

Exercise of stock options                                             58            3,464                             3,522
                                            ------------     ------------    -------------    ------------      ------------

Balances at December 31, 1999                                     72,969       15,567,880      (1,138,870 )      14,501,979
                                            ------------     ------------    -------------    ------------      ------------

Net loss                                                                                         (941,120 )        (941,120 )

Sale of common stock (notes 7 and 13)                              8,000        4,316,608                         4,324,608

Common stock issued under benefit plan                               490          163,157                           163,647

Issuance of warrants (notes 7 and 13)                                             173,688                           173,688

Exercise of stock options                                          4,732          965,126                           969,858
                                            ------------     ------------    -------------    ------------      ------------

Balances at December 31, 2000             $                       86,191       21,186,459      (2,079,990 )      19,192,660
                                            ============     ============    =============    ============      ============












                                     See accompanying Notes to Consolidated Financial Statements.

                                                  KVH INDUSTRIES, INC. AND SUBSIDIARY
                                                 Consolidated Statements of Cash Flows

                                             Years ended December 31, 2000, 1999 and 1998

                                                                       2000               1999               1998

Cash flows from operating activities:
   Net loss                                                      $      (941,120 )      (2,697,255 )       (2,266,009 )
   Adjustments to reconcile net loss to
      net cash used in operating activities:
   Depreciation and amortization                                       1,190,316         1,062,198            767,289
    Provision for doubtful accounts                                      (17,096 )           9,655             17,695
   Provision for deferred taxes                                         (928,192 )      (1,288,729 )         (193,206 )
    (Increase) decrease in accounts and
      contract receivables                                            (3,174,490 )        (265,631 )        1,208,198
   Increase (decrease) in income taxes receivable                             --         1,062,494         (1,062,494 )
   Decrease (increase) in costs and estimated earnings
      in excess of billings on uncompleted contracts                      25,347           323,664           (362,142 )
    Decrease (increase) in inventories                                    71,609          (281,482 )          923,345
   (Increase) decrease in prepaid expenses and other deposits            (53,725 )          67,553           (138,331 )
   (Decrease) increase in accounts payable                              (121,572 )         746,532           (765,057 )
   Increase (decrease) in accrued expenses                               372,704           (30,447 )         (170,301 )
   Increase in customer deposits                                       1,195,091                --                 --
                                                                   --------------     -------------      -------------

       Net cash used in operating activities                          (2,381,128 )      (1,291,448 )       (2,041,013 )
                                                                   --------------     -------------      -------------

Cash flows from investing activities:
   Capital expenditures                                                 (410,273 )        (970,185 )       (1,619,436 )
                                                                   --------------     -------------      -------------

       Net cash used in investing activities                            (410,273 )        (970,185 )       (1,619,436 )
                                                                   --------------     -------------      -------------

Cash flows from financing activities:
    Proceeds from mortgage note payable                                                  3,000,000
    Repayment of mortgage note payable                                   (75,643 )         (59,125 )
    Borrowings against bank line of credit                               598,865
   Proceeds from sale of common stock                                  4,498,296
   Stock option and benefit plan transactions                          1,133,505           129,369            142,062
                                                                   --------------     -------------      -------------

       Net cash provided by financing activities                       6,155,023         3,070,244            142,062
                                                                   --------------     -------------      -------------

Net increase (decrease) in cash and cash equivalents                   3,363,622           808,611         (3,518,387 )

Cash and cash equivalents at beginning of year                         2,047,838         1,239,227          4,757,614
                                                                   --------------     -------------      -------------

Cash and cash equivalents at end of year                         $     5,411,460         2,047,838          1,239,227
                                                                   ==============     =============      =============

Supplemental disclosure of cash flow information:
   Cash paid during the year for interest                        $       246,493           187,867              2,023
                                                                   ==============     =============      =============

    Cash paid during the year for income taxes                   $                                            137,785
                                                                   ==============     =============      =============


                                     See accompanying Notes to Consolidated Financial Statements.

                       KVH INDUSTRIES, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998



(1)      Summary of Significant Accounting Policies

     (a) Description of Business
KVH is an international leader in developing and manufacturing innovative, mobile, high-bandwidth satellite communications systems, navigation systems, and fiber optic products. KVH has become a leader in connecting people on the move with vital data through channels like the Internet and the military's "digital battlefield." KVH has accomplished important milestones in achieving this position, beginning with the invention of the digital compass to the development of breakthrough satellite communications products and the integration of the Company's fiber optic technology throughout its product lines.

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

     (e) Inventories
Inventories are stated at the lower of cost or market using the first-in first-out costing method.

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

     (g) Other Assets
Other assets consist of patents and capitalized costs of workforce resulting from the Company's October 1997 acquisition. These costs are being amortized on a straight-line basis over periods ranging from 5-12 years. The Company continually reviews intangible assets to assess recoverability from estimated future results of operations and estimated future cash flows.

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

     (j) Research and Development
Expenditures for research and development, including customer-funded research and development, are expensed in the year incurred. Revenue from customer-funded research and development is included in net sales, and the related product development costs are included in cost of goods sold. Revenues from customer-funded research and development totaled approximately $1,594,000, $811,000 and $1,022,000, respectively, in 2000, 1999 and 1998, and related costs included in cost of goods sold totaled approximately $1,101,000, $648,000 and $936,000 in such years, respectively.

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

                       KVH INDUSTRIES, INC. AND SUBSIDIARY

     (o) Net (Loss) Income per Common Share
Under the provisions of SFAS 128, "Earnings Per Share", basic earnings per share replaces primary earnings per share and the dilutive effect of stock options and warrants are excluded from the calculation. Fully diluted earnings per share are replaced by diluted earnings per share and include the dilutive effect of stock options and warrants, using the treasury stock method.

A reconciliation of the weighted average number of shares outstanding used in the computation of the basic and diluted earnings per share for the three years ended December 31, 2000 is as follows:

                                     2000          1999           1998
Weighted average shares (basic)     7,628,166     7,234,961      7,124,023
Effect of dilutive stock options
                                  ------------  ------------  -------------
Weighted average shares (diluted)   7,628,166     7,234,961      7,124,023
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

     (r)  New Accounting Pronouncements
In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 expresses the views of the SEC staff in applying generally accepted accounting principles to certain revenue recognition issues and was adopted in the fourth quarter of fiscal 2000. SAB 101 did not have a material impact on the consolidated financial statements.

In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation"--an interpretation of APB Opinion No. 25 ("FIN 44"). FIN 44 applies prospectively to new stock option awards, exchanges of awards in a business combination, modifications to outstanding awards, and changes in grantee status that occur on or after July 1, 2000. The adoption of FIN 44 did not have a material impact on the Company's financial position or its results of operations.

(2)  Inventories
     Inventories at December 31, 2000 and 1999 consist of the following:

                                                 2000            1999
     Raw materials                          $  3,039,310       2,735,601
     Work in process                              97,750         350,128
     Finished goods                              463,600         586,540
                                              -----------      ----------
                                            $  3,600,660       3,672,269
                                              ===========      ==========

Project inventories totaling $249,173 and $163,044, respectively, in 2000 and 1999 have been offset against related progress payments and included as a component of costs and estimated earnings in excess of billings on uncompleted contracts.

                       KVH INDUSTRIES, INC. AND SUBSIDIARY

 (3) Property and Equipment
Property and equipment, net, at December 31, 2000 and 1999 consist of the following:

                                          2000              1999
   Land                              $     806,774           806,774
   Building and improvements             3,234,550         3,228,381
   Leasehold improvements                  807,553           804,783
   Machinery and equipment               3,541,702         3,337,910
   Office and computer equipment         3,149,522         2,951,979
   Motor vehicles                           87,065            87,065
                                       ------------      ------------
                                        11,627,166        11,216,892

   Less accumulated depreciation         5,046,791         3,989,114
                                       ------------      ------------
                                     $   6,580,375         7,227,778
                                       ============      ============

Depreciation for the years ended December 31, 2000, 1999 and 1998 amounted to $1,058,000, $929,000 and $660,000, respectively.

(4)  Debt and Line of Credit
On January 11, 1999, the Company entered into a mortgage loan in the amount of $3,000,000. The note term is 10 years, with a principal amortization of 20 years at a fixed rate of interest of 7%. Land, building and improvements secure the mortgage loan. The monthly mortgage payment is $23,259, including interest and principal. Due to the difference in the term of the note and amortization of the principal, a balloon payment of $2,014,716 is due on February 1, 2009. The principal paid in 2000 totaled $75,643, and as of December 31, 2000, $2,865,232 was outstanding. The following is a summary of future principal payments under the mortgage.

         Year ending December 31,                           Principal Payment
                   2001                                         $ 81,111
                   2002                                           86,974
                   2003                                           93,262
                   2004                                          100,004
                   2005                                          107,233
                   Subsequent to 2005                          2,396,648
                                                            -------------
        Total outstanding at December 31, 2000              $  2,865,232
                                                            =============

The Company entered into a new revolving loan agreement on March 27, 2000, with its bank. The new agreement allows for a $5.0 million asset-based, three-year, revolving loan facility at an interest rate equal to the prime bank lending rate plus 1%. Any unused portion of the revolving credit facility accrues interest at an annual rate of 50 basis points. The loan facility provides for advancement of funds based upon an asset availability formula based upon the Company's eligible accounts receivable and inventory balances. The availability formula sets aside a fixed amount of qualified assets that may not be borrowed against. The Company may terminate the loan agreement prior to its full term, with 90 days notice to the bank; upon payment of termination fees. The excess amount of borrowing available to the Company under the line of credit at December 31, 2000 was $3,468,901.

                       KVH INDUSTRIES, INC. AND SUBSIDIARY

 (5) Leases
The Company has certain operating leases for facilities, automobiles, and various equipment. The following is a summary of future minimum payments under operating leases that have initial or remaining non-cancelable lease terms in excess of one year at December 31, 2000:

       Year ending December 31,                        Operating Leases

       2001                                             $   189,010
       2002                                                 193,961
       2003                                                 175,066
       2004                                                 180,318
       Subsequent to 2004                                    45,410
                                                         ------------
            Total minimum lease payments                $   783,765
                                                         ============

Total rent expense  incurred under operating leases for the years ended December
31,  2000,  1999  and  1998  amounted  to,  $166,185,   $223,421  and  $196,780,
respectively.

(6)  Accrued Expenses
     Accrued expenses at December 31, 2000 and 1999 consist of the following:

                                                           2000       1999
 Accrued payroll, bonus and other expenses payable   $    628,388   572,130
 Professional fees                                         61,844   102,920
 Accrued sales commissions                                 33,193    16,887
 Accrued investment banking fees                          350,000
 Other                                                     91,365   100,149
                                                        ----------- ---------
     Total accrued expenses                          $  1,164,790    792,086
                                                       =========== =========


(7) Stockholders' Equity
     (a) Employee Stock Options and Warrants
The Company has a 1986 Executive Incentive Stock Option Plan, a 1995 Incentive Stock Option Plan, and a 1996 Incentive and Non-Qualified Stock Option Plan (the "Plans").

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

                       KVH INDUSTRIES, INC. AND SUBSIDIARY

The per share weighted-average fair values of stock options granted during 2000, 1999 and 1998 were $3.33, $1.07 and $2.74, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                              2000       1999       1998
   Expected dividend yield                       0%         0%          0%
   Risk-free interest rate                    4.84%      6.25%       5.84%
   Expected volatility                      109.64%     98.05%     115.48%
   Expected life (years)                      1.05       1.30        3.00

The Company applies APB Opinion No. 25 in accounting for its Plans and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss would have been reduced to the pro forma amounts indicated below:

                                               2000        1999        1998
 Net loss                  As reported  $   (941,120 ) (2,697,255 ) (2,266,009 )
                           Pro forma    $ (1,353,836 ) (2,815,596 ) (3,013,785 )

 Net loss per              As reported  $      (0.12 )      (0.37 )      (0.32 )
   common share - diluted  Pro forma    $      (0.17 )      (0.39 )      (0.42 )

At December 31, 2000, there were 90,000 warrants outstanding to purchase common stock. Outstanding warrants were made up of warrants issued in 1997 to Andrew Corporation, to purchase 50,000 shares of common stock at $8.00 per share and warrants issued in 2000 to Needham & Company (note 13) to purchase 40,000 shares of common stock at $6.25 per share. Warrants are exercisable through October 30, 2002 and December 28, 2010 respectively.

The changes in outstanding employee stock options for the three years ended December 31, 2000, 1999 and 1998 is as follows:

                                               Number of      Weighted-average
                                                 shares        Exercise Price
                                              ------------- -------------------


  Outstanding at December 31, 1997               930,403          $  4.28
  --------------------------------------------
         Granted                                 687,950             3.97

         Exercised                               (40,195 )           0.60

         Expired and canceled                   (383,525 )           7.58
                                                -----------         ------


  Outstanding at December 31, 1998             1,194,633          $  3.14
  --------------------------------------------
         Granted                                 181,140             1.52

         Exercised                                (6,410 )           0.77

         Expired and canceled                   (107,995 )           2.50
                                               -----------          ------


  Outstanding at December 31, 1999             1,261,368          $  3.00
  --------------------------------------------
         Granted                                 196,700             5.14

         Exercised                              (508,847 )           1.79

         Expired and canceled                    (41,861 )           4.31
                                               -----------          ------


  Outstanding at December 31, 2000               907,360          $  4.08
                                               ===========          ======

                       KVH INDUSTRIES, INC. AND SUBSIDIARY

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

The following table summarizes information about employee stock options at December 31, 2000:


   Range of            Number           Average          Weighted-         Exercisable         Weighted-
   Exercise         Outstanding        Remaining          Average             As of             Average
    Prices            12/31/00           Life            Exercise           12/31/00         Exercise Price
                                                           Price
 --------------     -------------     ------------     --------------     --------------     ---------------
  $1.06-$3.56         217,059            3.48              $2.05             65,716              $2.06
  $4.13-$4.13         405,470            1.31              $4.13             323,234             $4.13
  $4.54-$7.13         239,831            3.16              $5.05             81,034              $5.02
  $7.20-$9.13          45,000            2.47              $8.32             39,375              $8.44
                    -------------     ------------     --------------     --------------     ---------------

  $1.06-$9.13         907,360            2.37              $4.08             509,359             $4.33
                    =============     ============     ==============     ==============     ===============


At December 31, 2000, 1999 and 1998 the number of options exercisable was 509,359, 894,944 and 782,548, respectively, and the weighted average exercise price of those options was $4.33, $2.97 and $2.82, respectively.

(b)  Employee Stock Purchase Plan
The Employee Stock Purchase Plan (the "ESPP") covers substantially all employees in the United States and Denmark. The ESPP allows eligible employees the right to purchase common stock on a semi-annual basis at 85% of the market price. During 2000 and 1999, 48,974 and 85,201 shares, respectively, were issued under this plan. As of December 31, 2000, 69,054 shares were reserved for future issuance under the plan.

                       KVH INDUSTRIES, INC. AND SUBSIDIARY

(8)      Income Taxes
Income tax (benefit) expense for the years ended December 31, 2000, 1999 and 1998 is presented below.

                           Current           Deferred             Total
                         ------------      --------------     --------------
  2000
          Federal      $                        (287,641 )         (287,641 )
          State                                 (189,535 )         (189,535 )
          Foreign                                (82,461 )          (82,461 )
                         ------------      --------------     --------------
                       $                        (559,637 )         (559,637 )
                         ============      ==============     ==============
  1999
          Federal      $      34,907          (1,020,100 )         (985,193 )
          State                                 (153,655 )         (153,655 )
          Foreign                               (114,974 )         (114,974 )
                         ------------      --------------     --------------
                       $      34,907          (1,288,729 )       (1,253,822 )
                         ============      ==============     ==============
  1998
          Federal      $  (1,237,981 )          (233,226 )       (1,471,207 )
          State             (208,595 )            40,020           (168,575 )
          Foreign             31,591                                 31,591
                         ------------      --------------     --------------
                      $  (1,414,985 )           (193,206 )       (1,608,191 )
                        ============         ==============    ==============

The income tax benefit derived from disqualified dispositions of employee stock options amounting to $368,555 in 2000 was not included in the Statement of Operations.

The actual tax benefit differs from the "expected" tax benefit computed by applying the United States Federal corporate tax rate of 34% to loss before income taxes as follows:

                                                 2000              1999            1998
                                             -------------     ------------    -----------
Computed "expected" tax benefit           $    (510,257)      (1,343,366)      (1,317,228)
Increase (decrease) in income taxes
  resulting from:
 Non-deductible expenses                         30,762           17,227           15,699
 Utilization of tax credits                                      (88,642)        (176,982)
 State income tax benefit, net of
  Federal income tax benefit                   (125,093)        (101,412)        (168,575)
 Revaluation of tax credits                      38,911          224,602
 Foreign tax rate differential                    6,309
 Other                                             (269)          37,769           38,895
                                            -------------     ------------     -----------
       Net income tax benefit             $    (559,637)      (1,253,822)      (1,608,191)
                                            =============     ============    ===========

The components of results of operations before income taxes, determined by tax jurisdiction, are as follows:
                                2000            1999           1998
                            -------------   -------------  -------------
                          $
   United States             (1,225,887)     (3,612,919)    (3,967,115)

   Denmark                     (274,870)       (338,158)         92,915
                            -------------   -------------  -------------

    Total                 $  (1,500,757)     (3,951,077)    (3,874,200)
                            =============   =============  =============

                       KVH INDUSTRIES, INC. AND SUBSIDIARY

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 2000 and 1999 are as follows:

                                                                              2000           1999
                                                                          -----------     ----------
  Deferred tax assets:
     Accounts receivable, due to allowance for doubtful accounts        $     35,347         39,835
     Inventories, due to valuation reserve                                    79,028         30,062
     Inventories, due to differences in costing for tax purposes               2,955          2,359
     Inventories, due to unrealized gain                                     103,108        107,950
     Operating loss carryforwards                                          2,362,303      1,370,621
     Intangibles due to differences in amortization                           74,381         42,964
     Dislodged tax credits from prior years                                  415,243        454,154
     Accrued warranty costs                                                   16,383         40,276
     Accrued vacation                                                          5,640         69,069
     Affiliated foreign sub-operating tax carryforwards                      197,435        114,974
                                                                          -----------     ----------

        Gross deferred tax assets                                       $  3,291,823      2,272,264
                                                                          -----------     ----------

  Deferred tax liability:
     Property and equipment, due to differences in depreciation             (415,594 )     (324,227 )
                                                                          -----------     ----------

              Net deferred tax asset                                    $  2,876,229      1,948,037
                                                                          ===========     ==========

At December 31, 2000, the Company had federal net operating loss carryforwards available to offset future taxable income of approximately $5,625,000. The Company also had state net operating loss carryforwards available to offset future state taxable income of approximately $3,555,000. These net operating loss carryforwards generated in years 1999 and 2000 expire in years 2019 and 2020, respectively. Furthermore, the Company had foreign operating loss carryforwards to offset future taxable income of approximately $568,000. These foreign net operating loss carryforwards generated in years 1999 and 2000 expire in years 2004 and 2005, respectively.

At December 31, 2000, the Company had tax credit carryforwards available to reduce future tax expense of approximately $415,000. Research and development tax credit carryforwards in the amounts of $31,000, $91,000, $99,000 and $96,000 relating to 1998, 1997, 1996 and pre-1996 expire in 2018, 2012, 2011 and 2003, respectively. Alternative Minimum Tax credits of $49,000, $38,000 and $11,000 from 1997, 1996 and 1995, respectively, have no expiration date.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. In order to fully realize the deferred tax asset, the Company will need to generate future taxable income of approximately $7,880,000 prior to the expiration of the net operating loss carryforwards in 2020 and the portion of tax credits that expire in years 2018 and 2012. Taxable losses for the years ended December 31, 2000, 1999 and 1998 were ($2,175,000), ($3,449,000) and ($4,814,000), respectively. Based upon the level of projections for future taxable income over the periods during which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if there are changes in the estimates of future taxable income during the carryforward period.

                       KVH INDUSTRIES, INC. AND SUBSIDIARY

Undistributed earnings of the Company's foreign subsidiary amounted to approximately $0 and $54,000 at December 31, 2000 and 1999, respectively. Those earnings are considered to be indefinitely reinvested and, accordingly, no related provision for United States federal and state income taxes has been provided. Upon distribution of those earnings in the form of dividends or otherwise, the Company may be subject to both United States income taxes (subject to an adjustment for foreign tax credits) and withholding taxes in the various foreign countries.

(9) 401(k) Profit Sharing Plan
The Company has a 401(k) Profit Sharing Plan (the Plan) for all eligible employees. All employees with a minimum of one year of service who have attained age 21 are eligible to participate. Participants can contribute up to 15% of total compensation, subject to the annual IRS dollar limitation. Participants become fully vested in Company contributions after 7 years of continuous service. Company contributions to the plan are discretionary. During 2000, 1999 and 1998, the Company did not make any contributions to the Plan.

(10) Business and Credit Concentrations
The Company derives a substantial portion of its revenues from the armed forces of the United States and foreign governments. The Company estimates that approximately 23%, 27% and 38% of the Company's revenues were derived from United States and foreign military and defense-related sources in fiscal 2000, 1999 and 1998, respectively. Significant portions of the Company's revenues are also derived from customers outside the United States. Revenues from foreign customers accounted for 16%, 29% and 30% of total revenues in fiscal 2000, 1999 and 1998, respectively.

Sales to the United States Army Tank and Automotive Command accounted for approximately 9% and 14% of net sales in 2000 and 1999, respectively. Sales to General Motors Corporation of Canada accounted for approximately 6% and 12% of the Company's net sales in 2000 and 1999, respectively.

(11) Segment Reporting
During 1998 the Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standards Number 131 ("SFAS 131"), "Disclosures About Segments of an Enterprise and Related Information." Under SFAS 131, the Company's operations are classified into one reportable segment. The Company designs, manufactures and markets sensor systems for a wide variety of applications under common management which oversees the Company's marketing, production and technology strategies.

     (a) Products and Services
The Company's sensor systems are primarily marketed in the communication and navigation industries. Revenues attributed to each of these industries is as follows:
                            2000                1999                1998
                         ------------        ------------        ------------
Navigation             $  13,578,708          11,448,340          13,985,623
Communication             16,375,019          11,374,089           6,645,025
                         ------------        ------------        ------------
                       $  29,953,727          22,822,429          20,630,648
                         ============        ============        ============


     (b) Geographic Information
The Company's operations are located in the United States and Europe, and substantially all long-lived assets reside in the United States. Inter-region sales are not significant to total revenue of any geographic region. Revenues in geographic regions for each of the three-year periods ended December 31, 2000, 1999 and 1998 is as follows:
                                2000                1999                1998
                          ------------        ------------        ------------
 United States          $  25,475,031          18,957,235          17,461,608
 Europe                     4,478,696           3,865,194           3,169,040
                          ------------        ------------        ------------
                        $  29,953,727          22,822,429          20,630,648
                          ============        ============        ============


United States revenues include export sales to unaffiliated  customers,  located
primarily  in  Europe  and  Canada,  and  totaled  $4,914,381,   $6,583,535  and
$6,112,627, respectively, in 2000, 1999 and 1998.

                       KVH INDUSTRIES, INC. AND SUBSIDIARY

 (12)Selected Quarterly Financial Results (Unaudited) Financial information for interim periods was as follows:

                                                       First            Second             Third             Fourth
                                                      Quarter           Quarter           Quarter           Quarter
                                                    -----------     --------------     -------------      -----------
       2000
       Net sales                                   $  5,696,515          7,951,254         7,461,492        8,844,466
       Gross profit                                   1,878,239          2,900,220         3,007,356        3,547,474
       Net income (loss)                              (866,247)          (169,642)            18,238           76,531
       (Loss) income per share (a):
          Basic                                    $     (0.12)             (0.02)              0.00             0.01
                                                     ===========     ==============     =============      ===========
          Diluted                                  $     (0.12)             (0.02)              0.00             0.01
                                                     ===========     ==============     =============      ===========
       1999
       Net sales                                   $  5,973,170          6,525,644         4,781,389        5,542,226
       Gross profit                                   2,203,412          2,241,820         1,485,783        1,857,164
       Net loss                                        (145,617 )         (307,120 )      (1,041,584 )     (1,202,934 )
       Loss per share (a):
          Basic                                    $      (0.02 )            (0.04 )           (0.14 )          (0.17 )
                                                     ===========     ==============     =============      ===========
          Diluted                                  $      (0.02 )            (0.04 )           (0.14 )          (0.17 )
                                                     ===========     ==============     =============      ===========
       1998
       Net sales                                   $  4,128,601          6,470,240         5,307,323        4,724,484
       Gross profit                                   1,130,182          2,390,607         2,164,348          845,113
       Net income (loss)                               (896,719 )         (247,329 )         258,089       (1,380,050 )
       Income (loss)  per share (a):
          Basic                                    $      (0.13 )            (0.03 )            0.04            (0.19 )
                                                     ===========     ==============     =============      ===========
          Diluted                                  $      (0.13 )            (0.03 )            0.04            (0.19 )
                                                     ===========     ==============     =============      ===========

(a) Income (loss) per share is computed  independently for each of the quarters.
Therefore, the income (loss) per share for the four quarters may not equal the annual income (loss) per share data.

(13) Private Placement
On December 29, 2000, the Company sold 800,000 shares of its Common Stock to the State of Wisconsin Investment Board for the sum of approximately $4.5 million dollars, (net of investment offering costs), in a private placement transaction. The number of shares was determined by dividing the gross proceeds of $5.0 million dollars by $6.25, an amount equal to the closing price at December 29, 2000 on the Nasdaq Market System plus a premium of $0.75. The investment-banking fee included a warrant for the purchase of 40,000 shares of common stock, priced at $6.25 per share, which expires on December 28, 2005.