Form 10-Q
period 2001-03-31
KVH INDUSTRIES INC \DE\
filed 2001-04-25
CIK 1007587

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934

                  For the quarterly period ended March 31, 2001

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



Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

        Date                       Class                     Outstanding shares

   April 17, 2001    Common Stock, par value $0.01 per share     10,182,655

                       KVH INDUSTRIES, INC. AND SUBSIDIARY
                                      INDEX

                                                                Page No.
  PART I.   FINANCIAL INFORMATION

   ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

        Consolidated Balance Sheets as of March 31, 2001 and
        December 31, 2000                                          3

        Consolidated Statements of Operations for the three
        months ended March 31, 2001 and 2000                       4

        Consolidated Statements of Cash Flows for the three
        months ended March 31, 2001 and 2000                       5

        Notes to Consolidated Financial Statements                 6


   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS          8

 PART II.  OTHER INFORMATION

  ITEM 1. LEGAL PROCEEDINGS                                       13

  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                        13

  SIGNATURES                                                      14

Part I. Financial Information

Item 1.  Financial Statements.

                                           KVH INDUSTRIES, INC. AND SUBSIDIARY
                                               CONSOLIDATED BALANCE SHEETS

                                                                                   March 31, 2001       December 31, 2000
                                                                                    (Unaudited)             (Audited)
                                                                                  -----------------    ---------------------

Assets:
    Current assets:
        Cash and cash equivalents                                                 $    5,982,024             5,411,460
        Accounts receivable, net                                                       4,751,712             6,553,976
        Costs and estimated earnings
            In excess of billings on uncompleted contracts                               318,685               419,145
        Inventories                                                                    4,091,628             3,600,660
        Prepaid expenses and other deposits                                              544,626               346,518
        Deferred income taxes                                                            637,799               637,799
                                                                                    -------------         -------------

            Total current assets                                                      16,326,474            16,969,558
                                                                                    -------------         -------------

        Property and equipment, net                                                    6,682,950             6,580,375
        Other assets, less accumulated amortization                                      673,317               706,473
        Deferred income taxes                                                          2,238,430             2,238,430
                                                                                    -------------         -------------

                Total assets                                                      $   25,921,171            26,494,836
                                                                                    =============         =============

Liabilities and stockholders' equity:
    Current liabilities:
        Bank line of credit                                                       $            -               598,865
        Current portion long-term debt                                                    81,111                81,111
        Accounts payable                                                               2,456,844             1,478,198
        Accrued expenses                                                               1,792,371             1,164,790
        Customer deposits                                                              1,187,379             1,195,091
                                                                                    -------------         -------------

            Total current liabilities                                                  5,517,705             4,518,055
                                                                                    -------------         -------------

        Long-term debt                                                                 2,766,384             2,784,121
                                                                                    -------------         -------------

                Total liabilities                                                      8,284,089             7,302,176
                                                                                    -------------         -------------

    Stockholders' equity:
        Common stock                                                                      86,442                86,191
        Additional paid-in capital                                                    21,167,996            21,186,459
        Accumulated deficit                                                           (3,617,356 )          (2,079,990 )
                                                                                    -------------         -------------

            Total stockholders' equity                                                17,637,082            19,192,660
                                                                                    -------------         -------------

                Total liabilities and stockholders' equity                        $   25,921,171            26,494,836
                                                                                    =============         =============


                                    See accompanying Notes to Consolidated Financial Statements.




                                                     KVH INDUSTRIES, INC. AND SUBSIDIARY
                                                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                 (Unaudited)

                                                                         Three months ended
                                                                              March 31,
                                                                     2001                    2000
                                                              -------------------      -----------------

              Net sales                                        $       8,132,671              5,696,515
              Cost of sales                                            5,009,173              3,818,276
                                                                -----------------      -----------------
              Gross profit                                             3,123,498              1,878,239

              Operating expenses:
                  Research and development                             1,744,205              1,074,442
                  Sales and marketing                                  2,248,332              1,418,388
                  General and administrative                             638,251                527,734
                                                                -----------------      -----------------
                                                                      (1,507,290             (1,142,325)
                      Loss from operations                                      )

              Other expense (income):
                  Other expense                                           22,335                127,787
                  Interest expense, net                                    7,741                  2,763
                  Foreign currency loss                                        -                 76,991
                                                                -----------------      -----------------
                      Loss before income tax benefit                  (1,537,366)            (1,349,866)

              Income tax benefit (note 4)                                      -                483,619
                                                                -----------------      -----------------
                          Net loss                               $    (1,537,366)               (866,247)
                                                                =================      =================

              Per share information:

              Loss per share:
                  Basic                                        $           (0.18)                 (0.12)
                  Diluted                                      $           (0.18)                 (0.12)

              Number of shares used in per share calculation:
                  Basic                                                8,626,470              7,435,915
                  Diluted                                              8,626,470              7,435,915


                            See accompanying Notes to Consolidated Financial Statements.




                                                  KVH INDUSTRIES, INC. AND SUBSIDIARY
                                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                              (Unaudited)
                                                                                            Three months ended
                                                                                                 March 31,
                                                                                        2001                  2000
                                                                                    -------------         -------------

Cash flow from operations:

        Net loss                                                                  $   (1,537,366 )            (866,247 )

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
    Depreciation and amortization                                                        297,555               262,203
    Provision for deferred taxes                                                               -              (483,692 )
    Decrease (increase) in accounts and contract receivables, net                      1,802,264              (703,641 )
    Decrease (increase) in costs and estimated earnings in excess of
       billings on uncompleted contracts                                                 100,460               (28,173 )
    (Increase) decrease in inventories                                                  (490,968 )             414,526
    Increase in prepaid expenses and other deposits                                     (198,108 )             (94,185 )
    Increase in accounts payable                                                         978,646               200,653
    Increase in accrued expenses                                                         627,581               360,877
    Decrease in customer deposits                                                        (7,712)                     -
                                                                                    -------------         -------------
        Net cash provided by (used in) operating activities                            1,572,352              (937,679 )
                                                                                    -------------         -------------

Cash flow from investing activities:
    Capital expenditures                                                                (366,974 )             (65,212 )
                                                                                    -------------         -------------

        Net cash used in investing activities                                           (366,974 )             (65,212 )
                                                                                    -------------         -------------

Cash flow from financing activities:
    Repayment of bank note                                                              (598,865 )                   -
    Repayments of long-term debt                                                         (17,737 )             (11,728 )
    Costs related to the sale of common stock                                            (28,664 )                   -
    Proceeds from exercise of stock options                                               10,452               491,096
                                                                                    -------------         -------------
        Net cash (used in) provided by financing activities                            (634,814)               479,368
                                                                                    -------------         -------------

        Net increase (decrease) in cash and cash equivalents                             570,564              (523,523 )
                                                                                    -------------         -------------

Cash and cash equivalents at beginning of period                                       5,411,460             2,047,838
                                                                                    -------------         -------------

Cash and cash equivalents at end of period                                        $    5,982,024             1,524,315
                                                                                    =============         =============
Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                                      $       37,874                52,039
    Cash paid during the period for income tax                                    $            -                     -

                                     See accompanying Notes to Consolidated Financial Statements.

                       KVH INDUSTRIES, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                             March 31, 2001 and 2000
                                   (Unaudited)


(1) The accompanying consolidated financial statements of KVH Industries, Inc. and subsidiary (the "Company") for the three-month periods ended March 31, 2001 and 2000 have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The consolidated financial statements presented have not been audited by independent public accountants, but they include all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations, and cash flows for such periods. These consolidated financial statements do not include all disclosures associated with annual financial statements and accordingly should be read in conjunction with our consolidated financial statements and notes included in the Company's Annual Report on Form 10-K dated January 26, 2001, as filed with the Securities and Exchange Commission. Copies of our Form 10-K are available upon request. Our results for the three months ended March 31, 2001 are not necessarily indicative of operating results for the remainder of the year.

(2) Inventories at March 31, 2001 and December 31, 2000 include the costs of material, labor, and factory overhead. Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                                               March 31,          December 31,
                                                2001                  2000
 Raw materials                          $     3,225,657            3,039,310
 Work in process                                155,556               97,750
 Finished goods                                 710,415              463,600
                                          --------------         ------------
                                        $     4,091,628            3,600,660
                                          ==============         ============


Defense project inventories are included in the balance sheet caption "Costs and estimated earnings in excess of billings on uncompleted contracts." Defense project inventories amounted to $108,549 and $249,173 at March 31, 2001 and December 31, 2000, respectively. Monthly invoicing of defense contracts, using vouchers or progress billings, allows us to recover project costs as we incur them.

(3) On January 11, 1999, we entered into a mortgage loan in the amount of $3,000,000 with a life insurance company. The note term is 10 years, with a principal amortization of 20 years at a fixed interest rate of 7%. Land, building, and improvements secure the mortgage loan. The monthly mortgage obligation is $23,259, including interest and principal. Due to the difference in the term of the note and the amortization of the principal, a balloon payment of $2,014,716 is due on February 1, 2009. As of March 31, 2001, $2,847,495
remained outstanding.

On March 27, 2000, we entered into a $5,000,000 asset-based, three-year, revolving loan facility with interest at the prime bank lending rate plus 1%. Unused portions of the revolving credit facility accrue interest at an annual rate of 50 basis points. Funds are advanced based upon an asset availability formula that includes our eligible accounts receivable and inventory. The availability formula sets aside a fixed amount of qualified assets that may not be borrowed against. We may terminate the loan prior to the full term, however we would become liable for certain termination fees. As of March 31, 2001 no amounts were outstanding against the line of credit.

(4) The Company has established a valuation allowance for deferred tax assets in the amount of $602,312, based upon an annual projected effective income tax rate of 39%, for the first quarter loss ended March 30, 2001. The Company has determined, based upon historical losses and its expectations for lack of profitability in the near term due to increased spending on research and development projects, that its operating income will more likely than not be sufficient to fully utilize the net operating loss generated in the quarter ended, March 30, 2001.





Item 1.  Financial Statements  (continued).

(5) On April 2, 2001 and April 17, 2001, we issued and sold an aggregate of 1,230,770 shares of our common stock at a purchase price of $6.50 per share to Special Situations Fund III, LP, Special Situations Cayman Fund, LP, Special Situations Private Equity Fund, LP, and Special Situations Technology Fund, LP, pursuant to a Common Stock Purchase Agreement dated March 30, 2001.

On April 17, 2001, we issued and sold an aggregate of 307,692 shares of our Common Stock at a purchase price of $6.50 per share to the State of Wisconsin Investment Board, pursuant to a Common Stock Purchase Agreement dated April 16, 2001.

The Common Stock Purchase Agreements described above provide, among other matters, that, in the event we sell additional shares of common stock at a price lower than $6.50 per share (subject to certain exceptions) within ninety (90) days after the sale of the common stock described above, the purchasers will be entitled to receive from us a cash amount equal to the number of shares of common stock purchased by each purchaser multiplied by the difference between $6.50 and the sale price of the additional shares.

(6) Net loss per common share. The computation of the net loss per common share of the three-month periods ended March 31, 2001 and 2000 excludes the effect of potential common stock, as the effect would be anti-dilutive. Following is a reconciliation of the weighted-average number of shares outstanding used in the computation of the basic loss per common share:

                                                                       Three months ended
                                                                           March 31,
                                                                 -------------------------------
                                                                   (Amounts in thousands,
                                                                   except per share data)
                                                                    2001                2000
                                                                 ------------        ------------
       Calculation of net loss per share - basic
       Net income (loss)                                       $      (1,537 )              (866 )
                                                                 ============        ============

       Shares:
       Common shares outstanding                                       8,626               7,436
                                                                 ============        ============


       Net loss per common share - basic                       $       (0.18 )             (0.12 )
                                                                 ============        ============



       Calculation of net loss per share - diluted
       Net loss                                                $      (1,537 )              (866 )
                                                                 ============        ============


       Shares:
       Common shares outstanding                                       8,626               7,436
                                                                 ------------        ------------
       Average common and equivalent shares
         outstanding                                                   8,626               7,436
                                                                 ============        ============


       Net loss per common share - diluted                     $       (0.18 )             (0.12 )
                                                                 ============        ============


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

"Safe Harbor" statement under the Private Securities Litigation Reform Act of 1995. With the exception of historical information, the matters discussed in this Quarterly Report on Form 10-Q include certain forward-looking statements that are subject to certain risks and uncertainties that could cause actual results to differ materially from those stated. These forward-looking statements reflect management's opinions only as of the date hereof, and KVH Industries, Inc. assumes no obligation to update this information. Risks and uncertainties include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward Looking Statements - `Risk Factors.'" Shareholders of the Company are cautioned not to place undue reliance on forward-looking statements made in the Quarterly Report on Form 10-Q. This report should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K dated January 26, 2001. These reports are filed with the Securities and Exchange Commission and copies are available from the Company upon request or through the Company's web site at www.kvh.com.

Company Overview

KVH Industries, Inc., is an international leader in developing and manufacturing innovative, mobile, high-bandwidth satellite communications systems, navigation products, and fiber optic sensors.

Mobile Broadband Satellite Communications
The Company's award-winning mobile satellite communications systems have established KVH as a market leader. Our TracVision(R) and Tracphone(R) product families connect people on the move to satellite television, telephone, and Internet data services. Platforms using our TracVision satellite television antennas include moving or stationary pleasure and commercial marine craft, as well as recreational and sport utility vehicles, motor coaches, vans, and long-haul trucks. Our Tracphone systems equip pleasure and commercial marine vessels with two-way voice, fax, and e-mail with almost worldwide coverage via the mini-M satellite constellation operated by Inmarsat (the International Maritime Satellite Organization).

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

Fiber Optic Products
Over the past three years, we have completed the development of an array of fiber optic sensors and successfully brought them to market. In addition to enhancing the precision and durability of our own systems, our proprietary fiber optic technology is now being used to meet the growing demand for precise, cost-effective sensors in robotics, high-voltage current sensors, telecommunications networks, and other OEM applications.

New Technology in Mobile Broadband Communications and Fiber Optics We are currently developing two new technologies that complement and expand our existing product lines and target markets. The first of these projects is the creation of photonic fiber and next-generation optical networking components. Our photonic fiber will enable us to build external modulators capable of speeds in excess of 100 GHz and costing substantially less to manufacture than optical chip-based solutions. This same photonic fiber technology may also serve as the platform for a variety of other new optical networking components, such as amplifiers, tunable Bragg fiber gratings, and simple optical switches.

The second project is the development of ultra-low profile satellite antennas that will provide access to high-speed, two-way Internet services and satellite television signals aboard automobiles and other vehicles. While we intend to first build a low-profile antenna suitable for use aboard sport utility vehicles, mini-vans, and other similar vehicles, our long-term objective is to develop a photonic phased-array antenna that will be suitable in form, fit, function, and cost for mass-market automotive applications.

In both of these cases, we are still in the early stages of development, and both projects carry a significant risk of failure. We estimate that we will not know if our photonic fiber approach has merit until we achieve various development milestones. We also estimate that we will require at least six months of design effort to develop the first prototype of our low-profile antenna, and a minimum of an additional year beyond that project's completion to finish the design of our flat-panel fiber optic antenna.

Results of Operations

Net loss per share - Net losses for the three-month periods ended March 31 were $1,537,366 or $.18 per share in 2001 and $866,247 or $.12 per share in 2000. The first quarter 2001 net loss reflects a $669,763 or 62% increase in R&D expense from the first quarter of the prior year and a $483,692 or 100% decrease in the income tax benefit associated with the quarterly taxable loss. R&D spending growth represents amounts expended for photonic fiber and mobile broadband research initiatives, while the reduction in quarterly tax benefit reflects our decision to fully reserve the tax benefit that resulted from the quarterly taxable loss.

Net sales - Net sales for the 2001 first quarter were $8,132,671, an increase of 43% over last year's sales of $5,696,515. Quarterly navigation sales increased to $3,589,966 from $1,547,203 in the last year's first quarter due to substantial sales increases in both military and fiber optic products. Communications sales increased 9% in 2001 to $4,542,705 from $4,149,312 in 2000, reflecting the economy's overall slowdown in the first quarter. Although we predict a slowing in our communications products for the remainder of the year, our outlook is for strong growth in our military and fiber optic products. As a result, we feel the combined sales growth for 2001 will be in the 30% range.

Gross profit - Gross profit is comprised of revenues less the cost of materials, direct labor, manufacturing overheads, and warranty costs. First quarter gross profit increased 66% in 2001 to $3,123,498 from $1,878,239 in 2000. Gross profit as a percentage of net sales increased to 38% in 2001 from 33% in the prior year. This increase in gross profit consists of the shift in our product revenue mix toward higher-margin military and fiber optic products as well as to the increased utilization of our fiber optic manufacturing facility. Further improvement in gross margin resulted from steadily declining direct product costs as a percentage of net sales during the quarter. Navigation products declined by 4% when measured as a percentage of net sales. Product cost improvements resulted primarily from engineering redesigns and labor efficiencies. The Company anticipates that gross profit will increase gradually as shipping volume increases and our sales mix continues to shift toward higher-margin military and fiber optic products, which we expect to occur in the latter half of the year.

Operating expenses - Research and development expense increased by $669,763 or 62% in the first quarter of 2001 to $1,744,205 from $1,074,442 in the first quarter of 2000. This R&D increase is due to significant project investments in photonic fiber and low-profile mobile broadband antenna systems that amounted to $871,069 during the quarter. We have secured additional funding to continue the acceleration of both projects and anticipate that R&D will increase at over 120% for the year as a result. If our R&D initiatives are successful, KVH will gain access to substantial markets that we believe are measured in the billions of dollars.

Sales and marketing expense grew to $2,248,332, a 59% increase from last year's first quarter spending of $1,418,388. Spending increases resulted from the promotion of our new communications products and the accelerated marketing of our fiber optic products. We anticipate that marketing and sales expense will grow proportionately with sales volumes over the year as we begin to promote our new photonic fiber and mobile broadband products.

General and administrative first quarter expenses increased to $638,251, a 21% increase from the last year's spending that totaled $527,734. Spending growth was primarily due to increased investor relations activities and higher outside professional fees. We believe that administration expense will increase over the year as we incur costs associated with supporting our new products and increasing administrative staff to meet the demands of increased sales volumes.

Other (income) expense - Other (income) expense consists of interest income and expense, other income and expense and foreign currency translation gains and losses.

Income tax benefit - The first quarter income tax benefit was fully reserved and, accordingly, does not offset our first quarter operating loss. As a consequence, our net loss increased by approximately $602,000 or $0.07 per share. Utilizing the guidelines in the Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," we weighed the operating risks that, should our new product initiatives fail, take longer to complete, or do not generate the anticipated sales volumes necessary to achieve profitability, we could continue to incur losses beyond the current year.

Liquidity and capital resources

Working Capital - Cash and cash equivalents were $5,982,024 and $5,411,460 at March 31, 2001, and December 31, 2000, respectively. Working capital decreased by $1,642,734 in the first three months of 2001 from December 31, 2000. This decrease in working capital consisted of: a 27% accounts receivable decline that drove DSO from 57 days at the end of the year to 44 days at the end of the first quarter; a 14% increase in manufacturing inventories, although we experienced a slight improvement in inventory turnover from 5.1 turns per year to 5.2 turns per year; the repayment of our bank line of credit amounting to $598,865; and an increase in trade payables and accrued expenses of $1,606,227 or 61%.

On December 29, 2000, we sold 800,000 shares of common stock at $6.25 per share and realized gross proceeds from the sale of $5,000,000. In April 2001, we sold an additional 1,538,460 shares of common stock to institutional investors at $6.50 per share, realizing gross proceeds of $10,000,000. We will seek approval from our shareholders to sell approximately 700,000 additional shares of common stock at $6.50 per share. This sale of common stock will conclude our fund-raising for the development of our photonic fiber and mobile broadband low-profile antennas.

We believe that existing cash balances, proceeds from our recent sales of common stock, and funds available under our bank line of credit will be sufficient to meet our anticipated working capital requirements for the foreseeable future. Once we complete the final sales of common stock, we do not intend to pursue any additional financing.

Other Matters

Recent Accounting Pronouncements - In June 2000, the FASB issued SFA No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities -- an Amendment of SFAS No. 133." The Statement addresses a number of issues, including the Derivatives Implementation Group process, causing implementation difficulties for numerous entities that apply SFAS No. 133. SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. The Company has adopted this new accounting standard effective January 1, 2001, and it did not have a significant effect on the financial statements.

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

Impact of Research and Development Expenditures on Operating Results. For the past three years, we have made significant investments in research and development that have contributed to operating losses in each of those years. Since December of 2000 we raised fifteen million dollars to accelerate our research into two key product areas, photonic fiber and mobile broadband/TV. Our product development expenditures in these areas may result in a continuation of operating losses.

Impact of New Products on Sales Results. Our future sales growth will depend considerably upon the successful introduction of new mobile satellite communications products for use in marine and land applications. Our success depends heavily upon the rapid completion of these new products, particularly for worldwide Internet and data applications, and depends upon other external variables that could adversely affect us:
- satellite launches and new technology are expensive and subject to failures; and - poor consumer confidence and/or economic conditions could depress product demand.

Dependence on Military Sales. We need to increase navigation sales over 2000 levels to achieve overall profitability. Issues that could affect our success include:
- funding for military programs may be postponed;
- we are introducing new technological solutions that must be proven and then accepted; and - sales cycles are long and difficult to predict in military markets.

Continuing Investment in Fiber Optics. A large portion of our product development strategy for the near future relies upon advanced fiber optic product concepts. Expenses for fiber optic operations will add significant costs to operations. As with any research and development project, there can be no assurance that we will succeed with our development concept and produce a product that has market acceptance.

Variability of Our Operating Results. Our quarterly operating results have varied in the past and may vary significantly in the future depending upon all the foregoing risk factors and how successful we are in improving our ratios of revenues to expenses.

Volatility of Our Share Price. The trading price of our Common Stock has been subject to wide fluctuations, and this could continue due to: - variations in operating results; - development delays of our proposed new products that could result in decreased sales; and - stock market volatility caused by industry events.

Hiring and Retention of Skilled Personnel. Qualified personnel are in great demand throughout the photonics industry. Our success depends in large part upon our ability to attract, train, motivate, and retain highly skilled employees, particularly engineers and other senior personnel. A failure to attract and retain the highly trained technical personnel that are integral to our product development, sales, service, and support teams may limit the rate at which we can generate sales and develop new products or product enhancements. This could have a material adverse effect on our business, operating results, and financial condition.

Protection of Our Proprietary Technology, Potential Patent Litigation. Our success depends significantly upon the protection of our proprietary technology. The unauthorized reproduction or other misappropriation of our proprietary technology could enable third parties to benefit from our technology without paying us for it. This could have a material adverse effect on our business, operating results, and financial condition. If we resort to legal proceedings to enforce our intellectual property rights, the proceedings could become burdensome and expensive and could involve a high degree of risk. Moreover, the laws of other countries in which we market our products may afford little or no effective protection of our intellectual property.

Potential Claims by Other Companies That We Infringe Their Copyrights or Patents. If any of our products violate third-party proprietary rights, we may be required to reengineer our products or seek licenses from third parties to continue offering our products. Any efforts to reengineer our products or obtain licenses on commercially reasonable terms may not be successful and, in any case, would substantially increase our costs and have a material adverse effect on our business, operating results, and financial condition. We do not conduct comprehensive patent searches to determine whether the technology used in our products infringes on patents held by third parties. In addition, product development is inherently uncertain in a rapidly evolving technological environment in which numerous patent applications regarding similar technologies may be pending, many of which are confidential when filed.

Although we are generally indemnified against claims that the third-party technology we license infringes the proprietary rights of others, this indemnification is not always available for all types of intellectual property rights (for example, patents may be excluded), and, in some cases, the scope of such indemnification is limited. Even if we receive broad indemnification, third-party indemnitors are not always well capitalized and may not be able to indemnify us in the event of infringement, resulting in substantial exposure to us. There can be no assurance that infringement or invalidity claims arising from the incorporation of third-party technology in our products and claims for indemnification from our customers resulting from these claims will not be asserted or prosecuted against us. These claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources, in addition to potential product redevelopment costs and delays, all of which could materially affect our business, operating results, and financial condition.

In addition, any claim of infringement could cause us to incur substantial costs in defending ourselves against the claim, even if the claim is invalid. A party making a claim also could secure a judgment that requires us to pay substantial damages. A judgment could also include an injunction or other court order that could prevent us from selling our products. Any of these events could have a material adverse effect on our business, operating results, and financial condition.

Increasing Operating Expenses, Acceleration of Research and Development Activities. We have recently increased our operating expenses to take advantage of anticipated revenue opportunities related to our Photonics and Mobile Broadband/TV projects. Our decision to increase spending resulted from our desire to bring these products to market as quickly as possible in order to take advantage of strong market conditions. Should we continue to accelerate spending beyond current levels, we could experience operating losses and negative cash flows.

Ability to Fund Engineering Projects. The funding needed to complete the development of our new products might not be available when required. Working capital generated by operations may be substantially less than we require to fund both our Photonic Fiber and Mobile Broadband/TV projects. Under such circumstances, we may not be able to obtain additional funding on reasonable terms and, as a result, one or both of these projects could be terminated prior to completion.

Start-up Phase of Our Photonic Fiber Project. Our Photonic Fiber project is currently in the initial development stage. We may never complete the technological development necessary to realize the full commercial potential of this project. We are developing photonic fiber products to replace electro-optic components in order to create an active-fiber networking solution that would greatly enhance the speed and power of transmissions over fiber optic networks. Our current approach utilizes advanced polymers and our D-fiber technology. The electro-optic polymer we plan to use has not been tested in the core of an optical fiber and may not function as it does in tests outside the fiber. In addition, we may not be able to successfully replace the core of a standard optical fiber with the electro-optic polymer, or the process may become prohibitively expensive. If we are delayed in the development of our photonic fiber technology and/or are not first to market this technology, we may be unable to achieve significant market share in the fiber optic networking market. Failure to complete development of our photonic fiber technology will also prevent us from developing a phase shifter based on that technology, which may impair our ability to effectively provide mobile broadband/TV communications services to automobiles.

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

Services of Our CEO Martin Kits van Heyningen. Our future success depends significantly upon the skills, experience, and efforts of Martin Kits van Heyningen. The loss of Mr. Kits van Heyningen's services could have a material adverse effect on our business, operating results, and financial condition. We also depend upon the ability of our executive officers and other members of senior management to work effectively as a team. We do not have employment agreements with any of our executive officers.

Part II. Other Information

Item 1. Legal Proceedings.

In the ordinary course of business, we are party to legal proceedings and claims. In addition, from time to time, the Company has had contractual disagreements with certain customers concerning the Company's products and services, which will not have a material affect on operations or capital resources.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

 Number                              Description

     3.1    Restated Certificate of Incorporation of the Company (1)
     3.5    Amended and Restated By-laws of the Company
     10.1   1986 Executive Incentive Stock Option Plan (1)
     10.2   Amended and Restated 1995 Incentive Stock Option Plan of the Company (1)
     10.3   1996 Employee Stock Purchase Plan (1)
     10.5 Credit Agreement dated September 8, 1993 between the Company and Fleet
     National Bank (1) 10.6 $500,000 Revolving Credit Note dated September 8,
     1993 between the Company and Fleet
             National Bank (1)
     10.7 Security Agreement dated September 8, 1993 between the Company and
     Fleet National Bank (1) 10.8 Modification to Security Agreement dated May
     30, 1994 between the Company and Fleet
             National Bank (1)
     10.9   Second Modification to Credit Agreement and Revolving Credit Note dated May 30, 1994 between the Company and Fleet National Bank (1)
     10.10   Second Modification to Security Agreement dated March 17, 1995 between the Company and Fleet National Bank (1)
     10.11  Third Modification to Credit Agreement and Revolving Credit Note dated March 17, 1995 between the Company and Fleet National Bank (1)
     10.12   Third Modification to Security Agreement dated December 12, 1995 between the Company and Fleet National Bank (1)
     10.13  Fourth Modification to Credit Agreement and Revolving Credit Note dated December 12, 1995 between the Company and Fleet National Bank (1)
     10.14  Lease dated February 27, 1989 between the Company and Middletown
             Technology Associates IV (1) 10.17 Registration Rights Agreement dated May
             20, 1986 by and among the Company and certain
             stockholders of the Company (1)
     10.18  Amendment to Registration Rights Agreement dated January 25, 1988, by and among the
             Company, Fleet Venture Resources, Inc., and Fleet Venture Partners I and certain stockholders of the Company  (1)
     10.19   Amendment to Registration Rights Agreement dated October 25, 1988 by and among the Company and certain stockholders of the Company
             (1)
     10.20   Amendment to Registration Rights Agreement dated July 21, 1989 by and among the Company and certain stockholders of the Company (1)
     10.21   Third Amendment to Registration Rights Agreement dated November 3,
             1989 by and among the Company and certain stockholders of the
             Company (1)
     10.28 Technology License Agreement dated December 22, 1992 between the
            Company and Etak, Inc.
             (1)
     10.29  Agreement dated September 28, 1995 between the Company and Thomson Consumer Electronics, Inc. (1)
     10.31  Agreement regarding Technology Affiliates Program between Jet Propulsion Laboratory and the
             Company (1)
     10.32  Purchase and Sale Agreement dated March 18, 1996, 50 Enterprise Center, Middletown, Rhode
             Island between the Company and SKW Real Estate Limited Partnership (2)
     10.33  Fifth Modification to Credit Agreement and Revolving Note dated August 8, 1996 between the
             Company and Fleet National Bank
     10.34  Andrew Corporation Asset Purchase and Warrant Agreement (3)
     10.35  Sixth Modification to Credit Agreement and Revolving Note dated September 29, 1998 between the Company and Fleet National Bank
     10.36  Seventh Modification to Credit Agreement and Revolving Note dated July 30, 1999 between the
             Company and Fleet National Bank
     10.37  Eighth Modification to Credit Agreement and Revolving Note dated October 29, 1999 between the Company and Fleet National Bank
     10.38   Loan and Security Agreement dated March 27, 2000 between the
             Company and Fleet Capital Corporation (5)
    10.39   Common Stock Purchase Agreement between KVH Industries, Inc. and Special Situations Fund,
             III, L.P., Special Situations Cayman Fund, L.P., Special Situations Private Equity Fund, L.P. and
             Special Situations Technology Fund, L.P. dated March 30, 2001. (7)
   10.40    Common Stock Purchase Agreement between KVH Industries, Inc. and State of Wisconsin
             Investment Board dated April 16, 2001. (7)
     99.1   Open End Mortgage, and Security Agreement (6)
     99.2   Tinley Park, Illinois, lease (6)
     99.3   Private Placement Share Purchase Agreement (4)

(1)  Incorporated  by  Reference  to  Exhibit  Index on Form S-1 filed  with the
Securities  and  Exchange  Commission  dated March 28,  1996,  Registration  No.
333-01258.
(2) Filed by paper with the Securities and Exchange Commission. (3) Incorporated by reference to Exhibits 1 & 2 on Form 8-K filed with the Securities and Exchange Commission dated November 14, 1997. (4) Incorporated by reference to
Exhibit 10.39 on Form 8-K filed with the Securities and Exchange Commission dated January 5, 2001. (5) Incorporated by reference to Exhibit 10.4 to the
Company's Annual Report on Form 10-K for the fiscal year ended December 31,
1999.
(6) Incorporated by reference to Exhibits 99.1 and 99.2 to the Company's Annual
Report on Form 10-K for the fiscal year ended December 31, 1998. (7)
Incorporated by reference to Exhibits 10.40 and 10.41 to the Company's Current
Report on Form 8-K filed with the Securities and Exchange Commission on April
19, 2001.

(b)  Reports on Form 8-K

On April 19, 2001 the Company filed a current report on form 8-K describing the private sale of 1,538,462 shares of common stock at a price of $6.50 per share.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 Date: April 25, 2001

                                 KVH Industries, Inc.

                                 By: /s/ Richard C. Forsyth

                               Richard C. Forsyth
                                 (Duly Authorized Officer and
                                  Chief Financial and Accounting Officer)