Form 10-Q
period 2001-06-30
KVH INDUSTRIES INC \DE\
filed 2001-08-06
CIK 1007587

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

                  For the quarterly period ended June 30, 2001

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



Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

     Date                        Class                      Outstanding shares
 July XX, 2001     Common Stock, par value $0.01 per share       10,923,649

                       KVH INDUSTRIES, INC. AND SUBSIDIARY
                                      INDEX

                                                                        Page No.
 PART I.   FINANCIAL INFORMATION

        ITEM 1. FINANCIAL STATEMENTS

           Consolidated Balance Sheets as of June 30, 2001 and
           December 31, 2000                                                 3

           Consolidated Statements of Operations for the three- and six-
           month periods ended June 30, 2001 and 2000                        4

           Consolidated Statements of Cash Flows for the six-
           month periods ended June 30, 2001 and 2000                        5

           Notes to Consolidated Financial Statements                        6


        ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS               8

 PART II.  OTHER INFORMATION

        ITEM 1. LEGAL PROCEEDINGS                                           12

        ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                  12

        ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS             13

        ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                            13


 SIGNATURE                                                                  15

Part I. Financial Information

Item 1.  Financial Statements.

                                           KVH INDUSTRIES, INC. AND SUBSIDIARY
                                               CONSOLIDATED BALANCE SHEETS

                                                                                   June 30, 2001        December 31, 2000
                                                                                    (Unaudited)             (Audited)
                                                                                  -----------------    ---------------------

Assets:
    Current assets:
        Cash and cash equivalents                                                 $   16,321,487             5,411,460
        Accounts receivable, net                                                       4,772,994             6,553,976
        Costs and estimated earnings
            In excess of billings on uncompleted contracts                               554,138               419,145
        Inventories                                                                    3,602,145             3,600,660
        Prepaid expenses and other deposits                                              692,150               346,518
        Deferred income taxes                                                            637,799               637,799
                                                                                    -------------         -------------

            Total current assets                                                      26,580,713            16,969,558
                                                                                    -------------         -------------

     Property and equipment, net                                                       6,935,886             6,580,375
     Other assets, less accumulated amortization                                         640,161               706,473
     Deferred income taxes                                                             2,238,430             2,238,430
                                                                                    -------------         -------------

                Total assets                                                      $   36,395,190            26,494,836
                                                                                    =============         =============

Liabilities and stockholders' equity:
    Current liabilities:
        Bank line of credit                                                       $           --               598,865
        Current portion long-term debt                                                    81,111                81,111
        Accounts payable                                                               1,681,555             1,478,198
        Accrued expenses                                                               1,958,539             1,164,790
        Customer deposits                                                              1,269,354             1,195,091
                                                                                    -------------         -------------

            Total current liabilities                                                  4,990,559             4,518,055
                                                                                    -------------         -------------

    Long-term debt                                                                     2,748,646             2,784,121
                                                                                    -------------         -------------

                Total liabilities                                                      7,739,205             7,302,176
                                                                                    -------------         -------------

    Stockholders' equity:
        Common stock                                                                     109,237                86,191
        Additional paid-in capital                                                    34,158,000            21,186,459
        Accumulated deficit                                                           (5,611,252 )          (2,079,990 )
                                                                                    -------------         -------------

            Total stockholders' equity                                                28,655,985            19,192,660
                                                                                    -------------         -------------

                Total liabilities and stockholders' equity                        $   36,395,190            26,494,836
                                                                                    =============         =============


                                    See accompanying Notes to Consolidated Financial Statements.




                                                     KVH INDUSTRIES, INC. AND SUBSIDIARY
                                                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                 (Unaudited)

                                                Three months ended                   Six months ended
                                                     June 30,                            June 30,
                                                2001           2000                 2001           2000
                                            -------------  -------------        -------------  -------------

Net sales                                 $    7,829,217      7,951,254           15,961,888     13,647,769
Cost of sales                                  5,007,273      5,051,034           10,016,446      8,869,310
                                            -------------  -------------        -------------  -------------
Gross profit                                   2,821,944      2,900,220            5,945,442      4,778,459

Operating expenses:
Research & development                         2,261,296      1,015,841            4,005,501      2,090,283
Sales & marketing                              1,978,904      1,622,368            4,227,236      3,040,756
Administration                                   639,794        564,327            1,278,045      1,092,061
                                            -------------  -------------        -------------  -------------
Loss from operations                          (2,058,050 )     (302,316 )         (3,565,340 )   (1,444,641 )

Other income (expense):
Other income (expense)                           (14,421 )       55,245              (36,756 )     (149,533 )
Interest income (expense), net                    78,575        (42,263 )             70,834        (45,026 )
                                            -------------  -------------        -------------  -------------

Loss before income tax benefit                (1,993,896 )     (289,334 )         (3,531,262 )   (1,639,200 )

Income tax benefit                                    --        119,692                   --        603,311
                                            -------------  -------------        -------------  -------------
Net loss                                  $   (1,993,896 )     (169,642 )         (3,531,262 )   (1,035,889 )
                                            =============  =============        =============  =============

Per share information:
Loss per share
Basic                                     $        (0.19 )        (0.02 )              (0.37 )        (0.14 )
Diluted                                   $        (0.19 )        (0.02 )              (0.37 )        (0.14 )

Number of shares used in per share calculation:
Basic                                         10,318,065      7,621,919            9,477,323      7,528,917
Diluted                                       10,318,065      7,621,919            9,477,323      7,528,917




                            See accompanying Notes to Consolidated Financial Statements.




                       KVH INDUSTRIES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                                                             Six months ended
                                                                                                 June 30,
                                                                                        2001                  2000
                                                                                    -------------         -------------

Cash flow from operations:

        Net loss                                                                  $   (3,531,262 )          (1,035,889 )

Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                                        609,430               584,669
    Provision for deferred taxes                                                              --              (598,281 )
    Decrease (increase) in accounts and contract receivables, net                      1,780,982            (1,436,898 )
    Increase in costs and estimated earnings in excess
        of billings on uncompleted contracts                                            (134,993 )            (254,688 )

    Increase in inventories                                                               (1,485 )             (94,601 )
    Increase in prepaid expenses and other deposits                                     (345,632 )             (89,372 )
    Increase in accounts payable                                                         203,357               448,049
    Increase in accrued expenses                                                         793,749               282,625
    Increase in customer deposits                                                         74,263                    --
                                                                                    -------------         -------------

        Net cash used in operating activities                                           (551,591 )          (2,194,386 )
                                                                                    -------------         -------------

Cash flow from investing activities:
    Capital expenditures                                                                (898,629 )            (176,664 )
                                                                                    -------------         -------------

Cash flow from financing activities:
    (Repayments) proceeds from bank line of credit                                      (598,865 )             508,547
    Repayments of long-term debt                                                         (35,475 )             (30,882 )
    Proceeds from sales of common stock and exercise of stock options                 12,994,587               610,950
                                                                                    -------------         -------------

        Net cash provided by financing activities                                     12,360,247             1,088,615
                                                                                    -------------         -------------

        Net increase (decrease) in cash and cash equivalents                          10,910,027            (1,282,435 )
                                                                                    -------------         -------------

Cash and cash equivalents at beginning of period                                       5,411,460             2,047,838
                                                                                    -------------         -------------

Cash and cash equivalents at end of period                                        $   16,321,487               765,403
                                                                                    =============         =============

Supplement disclosure of cash flow information:
    Cash paid during the period for interest                                      $      119,807                55,102


                                     See accompanying Notes to Consolidated Financial Statements.

                       KVH INDUSTRIES, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                             June 30, 2001 and 2000
                                   (Unaudited)


(1) The accompanying consolidated financial statements of KVH Industries, Inc. and subsidiary (the "Company") for the three- and six-month periods ended June 30, 2001 and 2000 have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The consolidated financial statements presented have not been audited by independent public accountants, but they include all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations, and cash flows for such periods. These consolidated financial statements do not include all disclosures associated with annual financial statements and accordingly should be read in conjunction with our consolidated financial statements and notes included in the Company's Annual Report on Form 10-K filed on February 8, 2001, with the Securities and Exchange Commission. Copies of our Form 10-K are available upon request. Our results for the three- and six-months ended June 30, 2001 are not necessarily indicative of operating results for the remainder of the year.

(2) Inventories at June 30, 2001 and December 31, 2000 include the costs of material, labor, and factory overhead. Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                                      June 30, 2001           December 31,
                                      2000
     Raw materials                  $     2,860,658            3,039,310
     Work in process                         57,973               97,750
     Finished goods                         683,514              463,600
                                      --------------         ------------
                                    $     3,602,145            3,600,660
                                      ==============         ============


Defense project inventories are included in the balance sheet caption "Costs and estimated earnings in excess of billings on uncompleted contracts." Defense project inventories amounted to $102,125 and $249,173 at June 30, 2001 and December 31, 2000, respectively. Monthly invoicing of defense contracts, using vouchers or progress billings, allows us to recover project costs as we incur them.

(3) On January 11, 1999, we entered into a mortgage loan in the amount of $3,000,000 with a life insurance company. The note term is 10 years, with a principal amortization of 20 years at a fixed interest rate of 7%. Land, building, and improvements secure the mortgage loan. The monthly mortgage obligation is $23,259, including interest and principal. Due to the difference in the term of the note and the amortization of the principal, a balloon payment of $2,014,716 is due on February 1, 2009. As of June 30, 2001, $2,829,757
remained outstanding.

On March 27, 2000, we entered into a $5,000,000 asset-based, three-year, revolving loan facility with interest at the prime bank lending rate plus 1%. Unused portions of the revolving credit facility accrue interest at an annual rate of 50 basis points. Funds are advanced based upon an asset availability formula that includes our eligible accounts receivable and inventory. The availability formula sets aside a fixed amount of qualified assets that may not be borrowed against. We may terminate the loan prior to the full term, however we would become liable for certain termination fees. As of June 30, 2001, no amounts were outstanding against the line of credit.

(4) In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. In accordance with the provisions of the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if there are changes in the estimates of future taxable income during the carryforward period or feasibility of certain tax planning strategies.

The Company has established a valuation allowance for deferred tax assets in the amount of $1,469,477 based upon an annual projected effective income tax rate of 39%, for the first and second quarter's losses ended June 30 and March 31, 2001. The Company has determined, based upon historical losses and its expectations for lack of profitability in the near term due to increased spending on research and development projects, that its operating income will more likely than not be sufficient to fully utilize the net operating loss generated in the quarter and six months ended June 30, 2001.

Item 1.  Financial Statements  (continued).

(5) On April 2, 2001 and April 17, 2001, we issued and sold an aggregate of 1,230,770 shares of our common stock, at a purchase price of $6.50 per share, to Special Situations Fund III, LP, Special Situations Cayman Fund, LP, Special Situations Private Equity Fund, LP, and Special Situations Technology Fund, LP, pursuant to a Common Stock Purchase Agreement dated March 30, 2001. On April 17, 2001, we also issued and sold an aggregate of 307,692 shares of our common stock, at a purchase price of $6.50 per share, to the State of Wisconsin Investment Board, pursuant to a Common Stock Purchase Agreement dated April 16, 2001. On May 1, 2001, we issued and sold 76,923 shares of our common stock, at a purchase price of $6.50 per share, to Mr. Austin Marxe. We concluded our private financing on May 25, 2001, after receiving approval from our shareholders to issue additional shares of common stock, with the issuance and sale of 615,384 shares of our common stock, at a purchase price of $6.50 per share, to the Massachusetts Mutual Life Insurance Company.

(6) Net loss per common share. Common share equivalents to purchase 343,657 and 386,017 shares of common stock for the three and six month periods ended June 30, 2001, have been excluded from the basic and fully diluted calculations of loss per share, as there inclusion would be anti-dilutive. The following is a reconciliation of the weighted-average number of shares outstanding used in the computation of the basic loss per common share:


                                                             Data in thousands, except per share data

                                                           Three months ended            Six months ended
                                                                June 30,                     June 30,
                                                          2001            2000          2001          2000
                                                       ------------    -----------   -----------   -----------

Calculation of loss per share - basic
Net loss                                             $      (1,994 )         (170 )      (3,531 )      (1,036 )
                                                       ============    ===========   ===========   ===========


Shares:
Common shares outstanding                                   10,318          7,622         9,477         7,529
                                                       ============    ===========   ===========   ===========

Net loss per common share - basic                    $       (0.19 )        (0.02 )       (0.37 )       (0.14 )
                                                       ============    ===========   ===========   ===========

Calculation of loss per share - diluted
Net loss                                             $      (1,994 )         (170 )      (3,531 )      (1,036 )
                                                       ============    ===========   ===========   ===========

Shares:
Common shares outstanding                                   10,318          7,622         9,477         7,529
Additional shares assuming conversion of
  stock options and warrants
Average common and equivalent shares
  outstanding                                               10,318          7,622         9,477         7,529
                                                       ============    ===========   ===========   ===========


Net loss per common share - diluted                  $       (0.19 )        (0.02 )       (0.37 )       (0.14 )
                                                       ============    ===========   ===========   ===========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

"Safe Harbor" Statement Under the Private Securities Litigation Reform Act of 1995. With the exception of historical information, the matters discussed in this Quarterly Report on Form 10-Q include certain forward-looking statements that are subject to certain risks and uncertainties that could cause actual results to differ materially from those stated. These forward-looking statements reflect management's opinions only as of the date hereof, and KVH Industries, Inc. assumes no obligation to update this information. Risks and uncertainties include, but are not limited to; those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward Looking Statements - `Risk Factors.'" Shareholders of the Company are cautioned not to place undue reliance on forward-looking statements made in the Quarterly Report on Form 10-Q. This report should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K as filed on February 8, 2001. These reports are filed with the Securities and Exchange Commission and copies are available from the Company upon request or through the Company's web site at www.kvh.com.

Company Overview

KVH Industries, Inc., is an international leader in developing and manufacturing innovative, mobile, high-bandwidth satellite communications systems, navigation products, and fiber optic sensors.

Mobile Broadband Satellite Communications
The Company's award-winning mobile satellite communications systems have established KVH as a market leader. Our TracVision(R) and Tracphone(R) product families connect people on the move to satellite television, telephone, and Internet data services. Platforms using our TracVision satellite television antennas include moving or stationary pleasure and commercial marine craft, as well as recreational and sport utility vehicles, motor coaches, vans, and long-haul trucks. Our Tracphone systems equip pleasure and commercial marine vessels with two-way voice, fax, and e-mail, with almost worldwide coverage via the mini-M satellite constellation operated by Inmarsat (the International Maritime Satellite Organization).

Tactical Navigation
In addition to a line of digital marine compasses for the commercial and recreational markets, we supply tactical land navigation systems to U.S. and allied armed forces around the globe. Our TACNAV(TM) product family is the most widely fielded, GPS-assisted military navigation system in the world, providing a critical link to digital battlefield management systems for virtually every vehicle in the modern mobile military.

Fiber Optic Products
Over the past three years, we have completed the development of an array of fiber optic sensors and successfully brought them to market. In addition to enhancing the precision and durability of our own systems, our proprietary fiber optic technology is now being used to meet the growing demand for precise, cost-effective sensors in robotics, high-voltage current sensors, and other OEM applications.

New Technology in Mobile Broadband Communications and Fiber Optics We are currently developing two new technologies that complement and expand our existing product lines. The first of these projects is the creation of photonic fiber and next-generation optical networking components. Our photonic fiber may enable us to build external modulators capable of speeds in excess of 100 GHz and could cost substantially less to manufacture than optical chip-based solutions. Our ActiveFiber(TM) technology may also serve as the platform for a variety of other new optical networking components, such as amplifiers, tunable Bragg fiber gratings, and simple optical switches.

The second project is the development of ultra-low profile satellite antennas that will provide access to high-speed, two-way Internet services and satellite television signals aboard automobiles and other vehicles. While we intend to first build a low-profile antenna suitable for sport utility vehicles and mini-vans, our long-term objective is to develop a photonic phased-array antenna that will be suitable for automotive applications.

We have made substantial progress in the development of both new technologies. However, these technologies are complex and both projects carry a significant risk of failure.

Results of Operations

Net loss per share - Net losses for the three- and six-month periods ended June 30 were $1,993,896 or $.19 per share and $3,531,262 or $.37 per share in 2001 and $169,642 or $0.02 per share and $1,035,889 or $0.14 per share in 2000, respectively. The second quarter 2001 net loss reflects a $1,245,455 or 123% increase in R&D expense from the second quarter of the prior year and a $119,692 or 100% decrease in the income tax benefit associated with the quarterly taxable loss. R&D spending growth represents amounts expended for our photonic fiber and mobile broadband research initiatives, while the reduction in quarterly tax benefit reflects our decision to fully reserve the tax benefit that resulted from our operating loss. The year-to-date net loss increase largely resulted from the same factors that influenced second quarter results.

Net sales - Net sales for this year's second quarter were $7,829,217, a decrease of 2% over last year's second quarter sales of $7,951,254, primarily due to the rescheduling of a military order to the second half of this year. The postponement of the military order resulted in a decrease in quarterly navigation sales to $2,634,025, down from shipments of $3,242,154 in the prior year. Quarterly communications sales increased 10% in 2001 to $5,195,192, up from $4,709,100 in 2000, despite a sluggish economy. Year-to-date total revenues rose to $15,961,888 or 17% higher than last year's first six months. Factors contributing to this year's growth were robust Fiber Optic and OEM sales that grew 118% and 147% respectively, while year-to-date communications sales grew by $919,856 or 10% above the prior year, despite slowness in the recreational vehicle ("RV") market. We are encouraged by statements made by two of the largest manufacturers in the RV industry, who stated that they forecast a resurgence of growth in the RV industry, based upon lower interest rates and fuel prices. RV sales are a leading indicator for our land mobile communication products, and growth in this market sector will spur accelerated growth. Finally, our military order backlog grew to $10,976,323, of which $2,683,160 is scheduled to ship this year. These positive growth indicators provide us with a great deal of optimism for a resumption of strong sales growth beginning in the fourth quarter of this year. Yet given the timing of the forecast, we are revising our sales growth outlook to a range of between 15% to 20% annual growth, down from our previous 2001 growth estimate of 30%.

Gross profit - Gross profit is comprised of revenues less the cost of materials, direct labor, manufacturing overheads, and warranty costs. Second quarter gross profit decreased 3% in 2001 to $2,821,944, down from $2,900,220 in 2000. Gross profit as a percentage of net sales remained unchanged from the 36% we experienced in the prior year. Year-to-date gross profit increased $1,166,983 or 24% and grew to 37% of sales from the prior year's 35% of sales. The Company anticipates that gross profit will continue to increase gradually as revenue volume increases and our sales mix begins to shift toward higher-margin military and fiber optic products later this year.

Operating expenses

Quarterly 2001 research and development expense increased to $2,261,296 or 123% from $1,015,841 in the second quarter of 2000. This R&D increase is due to significant project investments in our photonic fiber and low-profile mobile broadband antenna development projects that amounted to $1,366,604 for the quarter. Year-to-date R&D increased to $4,005,501 or 92%, reflecting project spending of $2,237,673. We completed our private financing during the second quarter, enabling us to adequately fund our projects. We are making steady progress in our research and we estimate that our additional R&D expenditures will increase over the previous year by roughly 140%. A substantial portion of the R&D spending increase relates to outside professional design and research services that are scheduled to end when our research is completed. R&D spending will drop sharply once we discontinue the use of outside services.

Quarterly sales and marketing expense grew to $1,978,904, a 22% increase from last year's second quarter spending of $1,622,368. Year-to-date selling expenses rose to $4,227,236, a 39% increase from the prior year's first half. Spending increases resulted from the promotion of our new communications products and the accelerated marketing of our fiber optic products. We anticipate that marketing and sales expense will grow proportionately with sales volumes over the year as we begin to promote our new photonic fiber and mobile broadband products.

General and administrative second quarter expenses increased to $639,794, a 13% increase from last year's spending that totaled $564,327. Year-to-date spending rose to $1,278,044, or 17% over the prior year. Spending growth was primarily due to increased outside professional fees. We believe that administration expense will increase over the year as we add senior staff to manage the infrastructure demands of rapid growth.

Other income (expense) - Other income (expense) consists of interest income and expense, other income and expense, and foreign currency translation gains and losses.

Income tax benefit - Our quarterly and year-to-date income tax benefit was fully reserved and, accordingly, does not offset our operating loss. As a result, our quarterly and six-month net loss increased by approximately $867,164 or $0.08 per share and $1,469,477 or $0.16 per share. Utilizing the guidelines in the Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," we weighed the operating risks that, should our new product initiatives fail, take longer to complete, or do not generate the anticipated sales volumes necessary to achieve profitability, we could continue to incur losses beyond the current year, resulting in our decision to reserve the current year's income tax benefit associated with our operating loss. In addition, the amount of the deferred tax asset on the balance sheet considered realizable could be reduced in the near term if there are changes in the estimates of future taxable income or feasibility of certain tax planning strategies.

Liquidity and Capital Resources

Working Capital - Cash and cash equivalents were $16,321,487 and $5,411,460 at June 30, 2001, and December 31, 2000, respectively. Working capital increased by $9,138,651 in the second quarter of 2001 from December 31, 2000 as a consequence of our recent private sales of common stock. Looking ahead, we continue to forecast operating losses for the remainder of the year due largely to the research costs of our new product initiatives. Year-to-date, over $1,307,011 of development cost has resulted from the use of independent consultants and university researchers. Upon the completion of our development process, spending will drop sharply as our outside research activities end. Our goal is to return to profitability shortly after the conclusion of these two product developments that we anticipate will occur in the second half of 2002.

On May 25, 2001, we concluded a private fund-raising effort that began last year, resulting in the sale of 2,230,767 shares of common stock, raising $19.5 million dollars. Proceeds will be used to fund the development of our photonic fiber modulator and low-profile satellite antennas. At this time, we believe that the amount raised is sufficient to fully fund both of these substantial product development initiatives.

We believe that existing cash balances, proceeds from the sale of common stock, and funds available under our bank line of credit will be sufficient to meet our anticipated working capital requirements for the foreseeable future.

Other Matters

Recent Accounting Pronouncements - In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities -- an Amendment of SFAS No. 133." The Statement addresses a number of issues, including the Derivatives Implementation Group process, causing implementation difficulties for numerous entities that apply SFAS No. 133. SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. The Company has adopted this new accounting standard effective January 1, 2001, with no effect on the financial statements.

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

Increasing Operating Expenses, Acceleration of Research and Development Activities. We have recently increased our operating expenses to take advantage of anticipated revenue opportunities related to our photonic fiber and mobile broadband projects. Our decision to increase spending resulted from our desire to bring these products to market as quickly as possible in order to take advantage of strong market conditions. We are continuing to accelerate spending beyond current levels, and we expect operating losses and negative cash flows to continue for the remainder of the year.

Start-up Phase of Our Photonic Fiber Project. Our photonic fiber project is currently in the initial development stage. We may never complete the technological development necessary to realize the full commercial potential of this project. We are developing photonic fiber products to replace electro-optic components in order to create an active-fiber networking solution that would greatly enhance the speed and power of transmissions over fiber optic networks. Our current approach utilizes advanced polymers and our D-fiber technology. If we are delayed in the development of our photonic fiber technology and/or are not first to market this technology, we may be unable to achieve significant market share in the fiber optic networking market. Failure to complete development of our ActiveFiber technology will also prevent us from developing a phase shifter based on that technology, which may impair our ability to effectively provide mobile broadband communications services to automobiles.

Pricing of Mobile Satellite Communications Products. The success of our mobile broadband project depends upon our ability to develop a technologically advanced antenna at an acceptable price for the automotive marketplace. To date, phased array antennas have been developed at prices far in excess of what is practical in the automotive marketplace. There can be no assurance that we can engineer a phased array solution within the pricing and technical parameters necessary to be successful in the automotive marketplace.

Sole Source Component Purchases. We currently purchase a number of manufacturing components from a single supplier due to the design requirements of certain of our products. In some instances we have not developed a secondary technology to substitute for the components that we currently sole source through these vendors. Should the vendor discontinue the supply these components, or if these components should become unavailable for some other reason, we would be unable to ship products on a timely basis and would be required to redesign these products to allow substitution of a different component.

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

Impact of New Products on Sales Results. Our future sales growth will depend considerably upon the successful introduction of new mobile broadband satellite communications products for use in marine and land applications. Our success depends heavily upon the rapid completion of these new products, particularly for worldwide Internet and data applications, and depends upon other external variables that could adversely affect us:
     - satellite launches and new technology are expensive and subject to failures; and - poor consumer confidence and/or economic conditions could depress product demand.

Dependence on Military Sales. We need to increase navigation sales over 2000 levels to achieve profitability. Issues that could affect our success include:
     - funding for military programs may be postponed;
     - we are introducing new technological solutions that must be proven and then accepted; and - sales cycles are long and difficult to predict in military markets.

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

Hiring and Retention of Skilled Personnel. Qualified personnel are in great demand throughout the photonics industry. Our success depends in large part upon our ability to attract, train, motivate, and retain highly skilled employees, particularly engineers and other senior personnel. A failure to attract and retain the highly trained technical personnel who are integral to our product development, sales, service, and support teams may limit the rate at which we can generate sales and develop new products or product enhancements. This could have a material adverse effect on our business, operating results, and financial condition.

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

Item 2. Changes in Securities and Use of Proceeds.

On April 2, 2001, and April 17, 2001, we issued and sold an aggregate of 1,230,770 shares of our common stock, at a purchase price of $6.50 per share, to Special Situations Fund III, LP, Special Situations Cayman Fund, LP, Special Situations Private Equity Fund, LP, and Special Situations Technology Fund, LP, pursuant to a Common Stock Purchase Agreement dated March 30, 2001. On April 17, 2001, we also issued and sold an aggregate of 307,692 shares of our common stock, at a purchase price of $6.50 per share, to the State of Wisconsin Investment Board, pursuant to a Common Stock Purchase Agreement dated April 16, 2001. On May 1, 2001 we issued and sold 76,923 shares of our common stock, at a purchase price of $6.50 per share, to Mr. Austin Marxe. We concluded our private financing on May 25, 2001, after receiving approval from our shareholders to issue additional shares of common stock, with the issuance and sale of 615,384 shares of our common stock, at a purchase price of $6.50 per share, to the Massachusetts Mutual Life Insurance Company. The gross proceeds amounted to an aggregate of $14,999,986. Needham & Company acted as our placement agent for the sale of our common stock. In connection with their services as placement agent we issued Needham & Company warrants to purchase an aggregate of 111,538 shares of our common stock at a per-share exercise price of $6.50. We relied on one or more exceptions from registration under the Securities Act of 1933, as amended, including the Section 4(2) exemption, for the sales of common stock and the issuance of warrants to purchase shares of common stock.

Item 4. Submission of Matters to a Vote of Shareholders

At our 2001 Annual Meeting of Stockholders of the Company (the "Annual Meeting") on May 23, 2001, the following matters were acted upon by the Company's stockholders:

1. To elect two directors to serve a three-year term and until their successors have been elected.
2. To vote to increase the shares available in the 1996 Incentive and Non-Qualified Stock Option Plan by 500,000 shares.
3. To vote to increase the shares available in the 1996 Employee Stock Purchase Plan by 100,000 shares. 4. To vote to amend the 1995 Incentive Stock Option Plan and the 1996 Incentive and Non-Qualified Stock Option Plan to restrict our ability to grant stock options at exercise prices less than fair market value or to decrease the exercise price of outstanding stock options.
5. To vote to approve the sale of a maximum of 700,000 shares of common stock at a discount from the market price of our common stock as of the date we agree to sell the shares, but, unless otherwise approved by the unanimous vote of our board of directors, at a price of not less than $6.50 per share

The results of the voting on each of the matters presented to stockholders at the Annual Meeting are set forth below:

                                          Votes            Votes                                Broker
                                        In Favor          Against         Abstentions          Non-Votes

1. Arent H. Kits van Heyningen         5,383,504           916,248              --                     --
    Charles R. Trimble                 5,978,504           321,248              --                     --

2. Increase ISO Shares                 2,688,820           469,590             7,026             3,134,316

3. Increase ESPP Shares                2,728,508           429,968             6,960             3,134,316

4. Amend ISO Plans                     5,893,952           371,397           34,403                   --

5. Approve Share Sale                  2,733,061           420,385           11,990              3,134,316



Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

 Number                              Description

3.1 Restated Certificate of Incorporation of the Company (1)
3.5 Amended and Restated By-laws of the Company
10.1 1986 Executive Incentive Stock Option Plan (1)
10.2 Amended and Restated 1995 Incentive Stock Option Plan of the Company (1)
10.3 1996 Employee Stock Purchase Plan (1)
10.5 Credit Agreement dated September 8, 1993 between the Company and Fleet National Bank (1) 10.6 $500,000 Revolving Credit Note dated September 8, 1993 between the Company and Fleet National Bank (1) 10.7 Security Agreement dated September 8, 1993 between the Company and Fleet National Bank (1) 10.8 Modification to Security Agreement dated May 30, 1994 between the Company and Fleet National Bank (1) 10.9 Second Modification to Credit Agreement and Revolving Credit Note dated May 30, 1994 between the Company and Fleet National Bank (1) 10.10 Second Modification to Security Agreement dated March 17, 1995 between the Company and Fleet National Bank (1) 10.11 Third Modification to Credit Agreement and Revolving Credit Note dated March 17, 1995 between the Company and Fleet National Bank (1) 10.12 Third Modification to Security Agreement dated December 12, 1995 between the Company and Fleet National Bank
(1) 10.13 Fourth Modification to Credit Agreement and Revolving Credit Note dated December 12, 1995 between the Company and Fleet National Bank (1) 10.14 Lease dated February 27, 1989 between the Company and Middletown Technology Associates IV (1) 10.17 Registration Rights Agreement dated May 20, 1986 by and among the Company and certain stockholders of the Company (1) 10.18 Amendment to Registration Rights Agreement dated January 25, 1988, by and among the Company, Fleet Venture Resources, Inc., and Fleet Venture Partners I and certain stockholders of the Company (1) 10.19 Amendment to Registration Rights Agreement dated October 25, 1988 by and among the Company and certain stockholders of the Company (1) 10.20 Amendment to Registration Rights Agreement dated July 21, 1989 by and among the Company and certain stockholders of the Company (1) 10.21 Third Amendment to Registration Rights Agreement dated November 3, 1989 by and among the Company and certain stockholders of the Company (1) 10.28 Technology License Agreement dated December 22, 1992 between the Company and Etak, Inc. (1) 10.29 Agreement dated September 28, 1995 between the Company and Thomson Consumer Electronics, Inc. (1) 10.31 Agreement regarding Technology Affiliates Program between Jet Propulsion Laboratory and the Company (1) 10.32 Purchase and Sale Agreement dated March 18, 1996, 50 Enterprise Center, Middletown, Rhode Island between the Company and SKW Real Estate Limited Partnership (2) 10.33 Fifth Modification to Credit Agreement and Revolving Note dated August 8, 1996 between the Company and Fleet National Bank 10.34 Andrew Corporation Asset Purchase and Warrant Agreement (3) 10.35 Sixth Modification to Credit Agreement and Revolving Note dated September 29, 1998 between the Company and Fleet National Bank 10.36 Seventh Modification to Credit Agreement and Revolving Note dated July 30, 1999 between the Company and Fleet National Bank 10.37 Eighth Modification to Credit Agreement and Revolving Note dated October 29, 1999 between the Company and Fleet National Bank 10.38 Loan and Security Agreement dated March 27, 2000 between the Company and Fleet Capital Corporation (5) 10.39 Common Stock Purchase Agreement between KVH Industries, Inc. and Special Situations Fund, III, L.P., Special Situations Cayman Fund, L.P., Special Situations Private Equity Fund, L.P. and Special Situations Technology Fund, L.P. dated March 30, 2001. (7) 10.40 Common Stock Purchase Agreement between KVH Industries, Inc. and the State of Wisconsin Investment Board pursuant to a Common Stock Purchase Agreement dated April 16, 2001. (7) 10.41 Common Stock Purchase Agreement between KVH Industries, Inc. and the Massachusetts Mutual Life Insurance Company dated May 25, 2001. (7) 99.1 Open End Mortgage, and Security Agreement (6) 99.2 Tinley Park, Illinois, lease (6) 99.3 Private Placement Share Purchase Agreement
(4)

(1) Incorporated by Reference to Exhibit Index on Form S-1 filed with the Securities and Exchange Commission dated March 28, 1996, Registration No. 333-01258.
(2) Filed by paper with the Securities and Exchange Commission. (3) Incorporated by reference to Exhibits 1 & 2 on Form 8-K filed with the Securities and Exchange Commission dated November 14, 1997. (4) Incorporated by reference to
Exhibit 10.39 on Form 8-K filed with the Securities and Exchange Commission dated January 5, 2001. (5) Incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999. (6) Incorporated by reference to Exhibits 99.1 and 99.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.
(7) Incorporated by reference to Exhibits 10.39 through 10.42 to the Company's Current Reports on Form 8-K filed with the Securities and Exchange Commission on April 19, 2001 and June 11, 2001.


(b)  Reports on Form 8-K

On April 19, 2001, the Company filed a current report on form 8-K describing the private sale of 1,538,462 shares of common stock at a price of $6.50 per share.

On June 11, 2001, the Company filed a current report on form 8-K describing the private sale of 615,384 shares of common stock at a price of $6.50 per share.



                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           Date: July 20, 2001

                           KVH Industries, Inc.

                           By: /s/ Richard C. Forsyth

                           Richard C. Forsyth
                           (Duly Authorized Officer and
                           Chief Financial and Accounting Officer)