Form 10-Q
period 2001-09-30
KVH INDUSTRIES INC \DE\
filed 2001-10-25
CIK 1007587

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended September 30, 2001

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



  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

     Date                       Class                        Outstanding shares
 October 19, 2001   Common Stock, par value $0.01 per share      10,924,216

                       KVH INDUSTRIES, INC. AND SUBSIDIARY
                                      INDEX

                                                                       Page No.
PART I.   FINANCIAL INFORMATION

   ITEM 1. FINANCIAL STATEMENTS

       Consolidated Balance Sheets as of September 30, 2001 (unaudited)
       and December 31, 2000                                               3

       Consolidated Statements of Operations for the three- and nine-
       month periods ended September 30, 2001 and 2000 (unaudited)         4

       Consolidated Statements of Cash Flows for the nine-
       month periods ended September 30, 2001 and 2000 (unaudited)         5

       Notes to Consolidated Financial Statements                          6


   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS                  8

PART II.  OTHER INFORMATION

   ITEM 1. LEGAL PROCEEDINGS                                              12

   ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                     12

   ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS                13

   ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                               13

SIGNATURE                                                                 14

Part I. Financial Information

Item 1.  Financial Statements.

                                           KVH INDUSTRIES, INC. AND SUBSIDIARY
                                               CONSOLIDATED BALANCE SHEETS

                                                                                   September 30,           December 31,
                                                                                        2001                   2000
                                                                                    (Unaudited)             (Audited)
                                                                                  -----------------    ---------------------

Assets:
    Current assets:
        Cash and cash equivalents                                                 $   13,258,113             5,411,460
        Accounts receivable, net                                                       5,738,014             6,553,976
        Costs and estimated earnings
            in excess of billings on uncompleted contracts                               677,704               419,145
        Inventories                                                                    3,569,368             3,600,660
        Prepaid expenses and other deposits                                              761,956               346,518
        Deferred income taxes                                                            637,799               637,799
                                                                                    -------------         -------------

            Total current assets                                                      24,642,954            16,969,558
                                                                                    -------------         -------------

     Property and equipment, net                                                       7,134,534             6,580,375
     Other assets, less accumulated amortization                                         607,005               706,473
     Deferred income taxes                                                             2,238,430             2,238,430
                                                                                    -------------         -------------

                Total assets                                                      $   34,622,923            26,494,836
                                                                                    =============         =============

Liabilities and stockholders' equity:
    Current liabilities:
        Bank line of credit                                                       $           --               598,865
        Current portion long-term debt                                                    81,111                81,111
        Accounts payable                                                               1,609,256             1,478,198
        Accrued expenses                                                               2,004,394             1,164,790
        Customer deposits                                                              1,124,914             1,195,091
                                                                                    -------------         -------------

            Total current liabilities                                                  4,819,675             4,518,055
                                                                                    -------------         -------------

    Long-term debt                                                                     2,729,964             2,784,121
                                                                                    -------------         -------------

                Total liabilities                                                      7,549,639             7,302,176
                                                                                    -------------         -------------

    Stockholders' equity:
        Common stock                                                                     109,242                86,191
        Additional paid-in capital                                                    34,142,538            21,186,459
        Accumulated deficit                                                           (7,178,496 )          (2,079,990 )
                                                                                    -------------         -------------

            Total stockholders' equity                                                27,073,284            19,192,660
                                                                                    -------------         -------------

                Total liabilities and stockholders' equity                        $   34,622,923            26,494,836
                                                                                    =============         =============


                                    See accompanying Notes to Consolidated Financial Statements.





                                                     KVH INDUSTRIES, INC. AND SUBSIDIARY
                                                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                 (Unaudited)

                                                             Three months ended                  Nine months ended
                                                               September 30,                       September 30,
                                                            2001            2000                2001            2000
                                                        -------------   -------------       --------------  -------------

Net sales                                             $    7,939,402       7,461,492           23,901,290     21,109,261
Cost of sales                                              5,126,719       4,454,136           15,143,165     13,323,446
                                                        -------------   -------------       --------------  -------------
Gross profit                                               2,812,683       3,007,356            8,758,125      7,785,815

Operating expenses:
Research & development                                     1,722,112         882,350            5,727,613      2,972,633
Sales & marketing                                          2,017,777       1,433,292            6,245,013      4,474,048
Administration                                               711,309         605,353            1,989,354      1,697,414
                                                        -------------   -------------       --------------  -------------
(Loss) income from operations                             (1,638,515 )        86,361           (5,203,855 )   (1,358,280 )

Other income (expense):
Other income (expense), net                                                   (3,493 )            (28,806 )     (120,050 )
                                                           7,950
Interest income (expense), net                                63,321         (51,533 )            134,155       (129,535 )
                                                        -------------   -------------       --------------  -------------

(Loss) income before income tax expense (benefit)         (1,567,244 )        31,335           (5,098,506 )   (1,607,865 )

Income tax expense (benefit)                                      --          13,097                   --       (590,214 )
                                                        -------------   -------------       --------------  -------------
Net (loss) income                                     $   (1,567,244 )        18,238           (5,098,506 )   (1,017,651 )
                                                        =============   =============       ==============  =============

Per share information:
(Loss) income per share
Basic                                                 $        (0.14 )          0.00                (0.51 )        (0.13 )
Diluted                                               $        (0.14 )          0.00                (0.51 )        (0.13 )

Number of shares used in per share calculation:
Basic                                                     10,924,145       7,677,043           9,964,896       7,578,471
Diluted                                                   10,924,145       8,127,286           9,964,896       7,578,471




                            See accompanying Notes to Consolidated Financial Statements.



                                                  KVH INDUSTRIES, INC. AND SUBSIDIARY
                                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                              (Unaudited)
                                                                                            Nine months ended
                                                                                               September 30,
                                                                                        2001                  2000
                                                                                    -------------         -------------

Cash flow from operations:

        Net loss                                                                  $   (5,098,506 )          (1,017,651 )

Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                                        938,934               860,073
    Provision for deferred taxes                                                              --              (585,115 )
    Decrease (increase) in accounts and contract receivables, net                        815,962            (1,948,267 )
    Increase in costs and estimated earnings in excess
        of billings on uncompleted contracts                                            (258,559 )            (241,657 )

    Decrease in inventories                                                                                     39,056
                                                                                       31,292
    Increase in prepaid expenses and other deposits                                     (415,438 )             (48,827 )
    Increase (decrease) in accounts payable                                              131,058              (330,823 )
    Increase in accrued expenses                                                         839,604               448,741
    Decrease in customer deposits                                                        (70,177 )                  --
                                                                                    -------------         -------------

        Net cash used in operating activities                                         (3,085,830 )          (2,824,470 )
                                                                                    -------------         -------------

Cash flow from investing activities:
    Capital expenditures                                                              (1,393,625 )            (338,497 )
                                                                                    -------------         -------------

Cash flow from financing activities:
    (Repayments) proceeds from bank line of credit                                      (598,865 )           1,354,647
    Repayments of long-term debt                                                         (54,157 )             (28,640 )
    Proceeds from sales of common stock and exercise of stock options                 12,979,130               630,318
                                                                                    -------------         -------------

        Net cash provided by financing activities                                     12,326,108             1,956,325
                                                                                    -------------         -------------

        Net increase (decrease) in cash and cash equivalents                           7,846,653            (1,206,642 )
                                                                                    -------------         -------------

Cash and cash equivalents at beginning of period                                       5,411,460             2,047,838
                                                                                    -------------         -------------

Cash and cash equivalents at end of period                                        $   13,258,113               841,196
                                                                                    =============         =============

Supplement disclosure of cash flow information:
    Cash paid during the period for interest                                      $      142,866               111,918


                                     See accompanying Notes to Consolidated Financial Statements.

                       KVH INDUSTRIES, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                           September 30, 2001 and 2000
                                   (Unaudited)


(1) The accompanying consolidated financial statements of KVH Industries, Inc. and subsidiary (the "Company") for the three- and nine-month periods ended September 30, 2001 and 2000 have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The consolidated financial statements presented have not been audited by independent public accountants, but they include all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations, and cash flows for such periods. These consolidated financial statements do not include all disclosures associated with annual financial statements and accordingly should be read in conjunction with our consolidated financial statements and notes included in the Company's Annual Report on Form 10-K filed on February 8, 2001, with the Securities and Exchange Commission. Copies of our Form 10-K are available upon request. Our results for the three- and nine-months ended September 30, 2001 are not necessarily indicative of operating results for the remainder of the year.

 (2) Inventories at September 30, 2001 and December 31, 2000 include the costs of material, labor, and factory overhead. Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                              September 30,          December 31,
                                   2001                  2000
                                   ----                  ----
  Raw materials            $        2,732,613         3,039,310
  Work in process                      43,838            97,750
  Finished goods                      792,917           463,600
                             -----------------      ------------
                           $        3,569,368         3,600,660
                             =================      ============


Defense project inventories are included in the balance sheet caption "Costs and estimated earnings in excess of billings on uncompleted contracts." Defense project inventories amounted to $109,423 and $249,173 at September 30, 2001 and December 31, 2000, respectively. Monthly invoicing of defense contracts, using vouchers or progress billings, allows us to recover project costs as we incur them.

(3) On January 11, 1999, we entered into a mortgage loan in the amount of $3,000,000 with a life insurance company. The note term is 10 years, with a principal amortization of 20 years at a fixed interest rate of 7%. Land, building, and improvements secure the mortgage loan. The monthly mortgage obligation is $23,259, including interest and principal. Due to the difference in the term of the note and the amortization of the principal, a balloon payment of $2,014,716 is due on February 1, 2009. As of September 30, 2001, $2,811,075
remained outstanding.

On March 27, 2000, we entered into a $5,000,000 asset-based, three-year, revolving loan facility with interest at the prime bank lending rate plus 1%. Unused portions of the revolving credit facility accrue interest at an annual rate of 50 basis points. Funds are advanced based upon an asset availability formula that includes our eligible accounts receivable and inventory. The availability formula sets aside a fixed amount of qualified assets that may not be borrowed against. We may terminate the loan prior to the full term, however we would become liable for certain termination fees. As of September 30, 2001, no amounts were outstanding against the line of credit.

(4) In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. In accordance with the provisions of the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The amount of the deferred tax asset


Item 1.  Financial Statements  (continued).

considered realizable, however, could be reduced in the near term if there are changes in the estimates of future taxable income during the carry-forward period or in the feasibility of certain tax planning strategies.

The Company has established a valuation allowance for deferred tax assets in the amount of $2,104,841 based upon an annual projected effective income tax rate of 39% and accumulated losses through September 30, 2001. The Company does not believe, based upon historical losses and its expectations for lack of profitability in the near term due to increased spending on research and development projects, that it is more likely than not that its operating income will be sufficient to fully utilize the net operating loss generated in the nine months ended September 30, 2001.

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

(6) Net (loss) income per common share. Common share equivalents to purchase 207,704 and 327,431 shares of common stock for the three and nine-month periods ended September 30, 2001 and 2000, have been excluded from the basic and fully diluted calculations of loss per share, as their inclusion would be anti-dilutive. The following is a reconciliation of the weighted-average number of shares outstanding used in the computation of the basic (loss) income per common share:


                                                             Data in thousands, except per share data

                                                           Three months ended           Nine months ended
                                                             September 30,                September 30,
                                                          2001            2000          2001          2000
                                                       ------------    -----------   -----------   -----------

Calculation of (loss) income per share - basic
Net (loss) income                                    $      (1,567 )           18        (5,099 )      (1,018 )
                                                       ============    ===========   ===========   ===========


Shares:
Common shares outstanding                                   10,924          7,677         9,965         7,578
                                                       ============    ===========   ===========   ===========


Net (loss) income per common share - basic           $       (0.14 )         0.00         (0.51 )       (0.13 )
                                                       ============    ===========   ===========   ===========


Calculation of (loss) income per share - diluted
Net (loss) income                                    $      (1,567 )           18        (5,099 )      (1,018 )
                                                       ============    ===========   ===========   ===========


Shares:
Common shares outstanding                                   10,924          7,677         9,965         7,578
Additional shares assuming conversion of
  stock options and warrants                                    --            450            --            --
Average common and equivalent shares
  outstanding                                               10,924          8,127         9,965         7,578
                                                       ============    ===========   ===========   ===========

Net (loss) income per common share - diluted         $       (0.14 )         0.00         (0.51 )       (0.13 )
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

New Technology in Mobile Broadband Communications and Fiber Optics
We are currently developing two new technologies that complement and expand our existing product lines. The first of these projects is the creation of photonic fiber and next-generation optical networking components. Our photonic fiber may enable us to build external modulators capable of speeds in excess of 100 GHz and could cost substantially less to manufacture than optical chip-based solutions. Our ActiveFiber(TM) technology may, if successful, also serve as the platform for a variety of other new optical networking components, such as amplifiers, tunable Bragg fiber gratings, and simple optical switches.

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

Results of Operations

Net (loss) income per share - Net losses and net income for the three- and nine-month periods ended September 30 were a loss of $1,567,244 or $0.14 per share and a loss of $5,098,506 or $0.51 per share in 2001 and income of $18,238 or $0.00 per share and a loss of $1,017,651 or $0.13 per share in 2000. The third quarter 2001 operating loss increased from the prior year primarily due to increased project R&D expenses of $1,722,112, while other operating costs increased $690,441, reflecting growth in selling and administrative expenses. R&D spending increases are driven by our photonic fiber and mobile broadband research initiatives. Year-to-date results reflect the same factors that influenced our third quarter's net loss.

Net sales - Net sales for this year's third quarter were $7,939,402, an increase of 6% over last year's third quarter sales of $7,461,492. Quarterly results reflect a doubling of fiber optic sales to $773,334 and a 15% gain in communication revenues, which rose to $4,099,431. These positive sales results offset a $440,479 or 20% decline in defense sales. Year-to-date revenues grew to $23,901,290 or 13% higher than last year's first nine months. Factors contributing to this year's growth were robust fiber optic and OEM sales that grew 116% and 124%, respectively, and communications sales grew by $1,448,835 or 12% above the prior year. The RV land-mobile market is beginning to rebound, and we are encouraged by the recent earnings release of Winnebago Industries, Inc, a leading RV manufacturer, which announced increased revenues of 8.1%. RV sales is a leading indicator for our land-mobile communication products, and growth in this market sector will strengthen our land-mobile satellite revenues. Our military order backlog closed at $10,007,358, of which $1,937,382 is scheduled to ship this year. In addition, we are actively responding to additional requests for quotations from the military that we believe could add substantially to our backlog by year-end. Clearly, today we are facing challenging economic circumstances and uncertainties. Given current circumstances, we believe our 2001 revenue growth will increase from 10% to 15% above 2000 results.

Gross profit - Gross profit is composed of revenues less the cost of materials, direct labor, manufacturing overheads, and warranty costs. Third quarter gross profit decreased 6% in 2001 to $2,812,683, down from $3,007,356 in 2000. Gross profit as a percentage of net sales decreased to 35% from 40% in the prior year. Factors that contributed to this decline included a lower mix of higher-margin military products, as well as costs associated with a manufacturing slow-down at our Tinley Park facility due to a component shortage. We have increased the number of suppliers for this component and believe that we will not experience similar events that may limit our production capacity in the future. Year-to-date gross profit increased to $8,758,125, or 37%, the same percentage of sales as the prior year. We project that gross profit will continue to increase gradually as revenue volumes increase and our sales mix begins to shift toward higher-margin military and fiber optic products in the fourth quarter.

Operating expenses

Third quarter 2001 research and development expense rose to $1,722,112 or 95% from $882,350 in the third quarter of 2000. Increased R&D spending resulted from photonic fiber and low profile, mobile broadband antenna development projects that amounted to $1,073,423 for the quarter. Year-to-date R&D increased to $5,727,613 or 93% from the prior year of $2,972,633, driven by project spending of $3,311,096. A substantial portion of the R&D spending increase relates to outside professional design and research services that are scheduled to end when our research is completed. We are beginning to see a reduction in the use of outside professional services and we anticipate that R&D spending will decline gradually over the next three quarters as we reduce our reliance on outside professionals.

Quarterly sales and marketing expense rose to $2,017,777, or 41% above last year's third quarter spending of $1,433,292. Customer service accounts for almost half of the increase due to additional support staff. Customer service will increase proportionately with communication revenues as we begin to provide additional services to our customer base. The remainder of the quarterly cost increase resulted from increased sales commissions, trade shows, and advertising spending. Year-to-date selling expenses rose to $6,245,013, a 40% increase from the prior year's first nine months. The same cost elements that drove spending in the third quarter are responsible for year-to-date spending growth. We anticipate that marketing and sales expense will grow in proportion with sales volumes as we begin to promote our photonic fiber and mobile broadband technologies.

General and administrative third quarter expenses increased to $711,309, an 18% increase from last year's third quarter spending, which totaled $605,353. Year-to-date spending rose to $1,989,354 or 17% above the prior year. Spending growth was primarily due to increased outside professional fees and recruiting costs. We believe that administration expense will remain fairly constant in absolute terms but will decline as a percentage of sales.

Other income (expense) - Other income (expense) consists of interest income and expense, other income and expense, and foreign currency translation gains and losses.

Income tax (expense) benefit - Our quarterly and year-to-date income tax benefit was fully reserved and, accordingly, does not offset our operating loss. As a result, our quarterly and nine-month net loss increased by approximately $635,364 or $0.06 per share and $2,104,841 or $0.21 per share, respectively. Utilizing the guidelines in the Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," we weighed the operating risks that, should our new product initiatives fail, take longer to complete, or do not generate the anticipated sales volumes necessary to achieve profitability, we could continue to incur losses beyond the current year, resulting in our decision to reserve the current year's income tax benefit associated with our operating loss. In addition, the amount of the deferred tax asset appearing on the balance sheet that is considered realizable could be reduced in the near term if changes occur in the feasibility of certain tax planning strategies.

Liquidity and Capital Resources

Working Capital - Cash and cash equivalents were $13,258,113 and $5,411,460 at September 30, 2001, and December 31, 2000, respectively. Working capital increased by $7,371,776 at September 30, 2001 from December 31, 2000 as a consequence of our recent private sales of common stock. Looking ahead, we continue to forecast operating losses for the remainder of the year primarily due to the research costs of our new product initiatives. Year-to-date, we've expended $3,311,096 on our mobile broadband, low-profile antenna system and our photonic fiber technology. Our cash burn rate increased in the third quarter due to fiber optic capital expenditures related to the construction of a chemistry laboratory and clean room, which is required infrastructure for the manufacture of photonic fiber. With the completion of these capital expenditures and anticipated improvements in operating margins, our cash burn rate will slow substantially in the fourth quarter and continue to improve throughout 2002. We anticipate that existing cash balances, proceeds from the sale of common stock, and funds available under our bank line of credit will be sufficient to meet our anticipated working capital requirements for the foreseeable future.

Other Matters

Recent Accounting Pronouncements - In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," SFAS No. 142, "Goodwill and Other Intangible Assets," and SFAS 143 "Accounting for Asset Retirement Obligations". Under SFAS No. 141, all business combinations initiated after June 30, 2001 must be accounted for using the purchase method. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually for impairment (or more frequently if indicators of impairment arise). Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS No. 142 apply to intangible assets acquired after June 30, 2001. With respect to intangible assets acquired prior to July 1, 2001, we are required to adopt SFAS No. 142 for financial statements issued for fiscal years beginning after December 15, 2001. We will evaluate intangible assets under the SFAS No. 142 transitional impairment test. Any transitional impairment loss will be recognized as a change in accounting principle on the date of adoption. If any impairment of goodwill is recognized prior to the date of adoption, the loss will be charged to operating expenses. Under SFAS No. 143, costs associated with retirement obligations of long-lived assets will be recognized, pro-rata over the life of the asset. The effective date for SFAS No. 143 is for financial statements issued for fiscal years beginning after June 15, 2002.

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

Sole Source Component Purchases. We currently purchase a number of manufacturing components from single suppliers due to the design requirements of some of our products. In several instances, we have not yet developed a substitute technology for these components currently sole sourced from these vendors. If these vendors discontinue the supply of these components, or if these components should become unavailable for some other reason, we would be unable to ship the affected products on a timely basis and we would be required to redesign these products to allow for the substitution of a redesigned component.

Continuing Investment in Fiber Optics. A large portion of our product development strategy for the near future relies upon advanced fiber optic product concepts. Expenses for fiber optic operations will add significant costs to total corporate operations. As with any research and development project, there can be no assurance that we will succeed with our development concept and produce a product acceptable to consumers.

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

There were no matters submitted to a vote of our shareholders during the period reported upon.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

 Number                              Description

      3.1 Restated Certificate of Incorporation of the Company (1)
      3.5 Amended and Restated By-laws of the Company
     10.1 1986 Executive Incentive Stock Option Plan (1)
     10.2 Amended and Restated 1995 Incentive Stock Option Plan of the Company (1)
     10.3 1996 Employee Stock Purchase Plan (1)
     10.5 Credit Agreement dated September 8, 1993 between the Company and Fleet National Bank (1)
     10.6 $500,000 Revolving Credit Note dated September 8, 1993 between the Company and Fleet
          National Bank (1)
     10.7 Security Agreement dated September 8, 1993 between the Company and
          Fleet National Bank (1) 10.8 Modification to Security Agreement dated May
          30, 1994 between the Company and Fleet National Bank (1)
     10.9 Second Modification to Credit Agreement and Revolving Credit Note dated May 30, 1994 between the Company and Fleet National Bank (1)
    10.10 Second Modification to Security Agreement dated March 17, 1995 between the Company and
          Fleet National Bank (1)
    10.11 Third Modification to Credit Agreement and Revolving Credit Note dated March 17, 1995 between the Company and Fleet National Bank (1)
    10.12 Third Modification to Security Agreement dated December 12, 1995 between the Company and
          Fleet National Bank (1)
    10.13 Fourth Modification to Credit Agreement and Revolving Credit Note dated December 12, 1995 between the Company and Fleet National Bank (1)
    10.14 Lease dated February 27, 1989 between the Company and Middletown Technology Associates IV (1)
    10.17 Registration Rights Agreement dated May 20, 1986 by and among the  Company and certain stockholders of the Company (1)
    10.18 Amendment to Registration Rights Agreement dated January 25, 1988, by and among the
          Company, Fleet Venture Resources, Inc., and Fleet Venture Partners I and certain stockholders of the Company  (1)
    10.19 Amendment to Registration Rights Agreement dated October 25, 1988 by and among the
          Company and certain stockholders of the Company (1)
    10.20 Amendment to Registration Rights Agreement dated July 21, 1989 by and among the Company and certain stockholders of the Company (1)
    10.21 Third Amendment to Registration Rights Agreement dated November 3, 1989 by and among the
          Company and certain stockholders of the Company (1)
    10.28 Technology License Agreement dated December 22, 1992 between the  Company and Etak, Inc.(1)
    10.29 Agreement dated September 28, 1995 between the Company and Thomson Consumer Electronics, Inc. (1)
    10.31 Agreement regarding Technology Affiliates Program between Jet Propulsion Laboratory and the
          Company (1)
    10.32 Purchase and Sale Agreement dated March 18, 1996, 50 Enterprise Center, Middletown, Rhode
          Island between the Company and SKW Real Estate Limited Partnership (2)
    10.33 Fifth Modification to Credit Agreement and Revolving Note dated August 8, 1996 between the
          Company and Fleet National Bank
    10.34 Andrew Corporation Asset Purchase and Warrant Agreement (3)
    10.35 Sixth Modification to Credit Agreement and Revolving Note dated September 29, 1998 between the Company and Fleet National Bank
    10.36 Seventh Modification to Credit Agreement and Revolving Note dated July 30, 1999 between the
          Company and Fleet National Bank
    10.37 Eighth Modification to Credit Agreement and Revolving Note dated October 29, 1999 between the Company and Fleet National Bank
    10.38 Loan and Security Agreement dated March 27, 2000 between      the Company and Fleet Capital
          Corporation (5)
    10.39 Common Stock Purchase Agreement between KVH Industries, Inc. and Special Situations Fund,
          III, L.P., Special Situations Cayman Fund, L.P., Special Situations Private Equity Fund, L.P. and
          Special Situations Technology Fund, L.P. dated March 30, 2001. (7)
    10.40 Common Stock Purchase Agreement between KVH Industries,  Inc. and the State of Wisconsin Investment Board pursuant to a Common Stock Purchase Agreement dated April 16, 2001. (7)
    10.41 Common Stock Purchase  Agreement  between KVH Industries,  Inc. and the  Massachusetts  Mutual Life Insurance Company
          dated May 25, 2001. (7)
    99.1  Open End Mortgage, and Security Agreement (6)
    99.2  Tinley Park, Illinois, lease (6)
    99.3  Private Placement Share Purchase Agreement (4)

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


(b)  Reports on Form 8-K

There were no reports on Form 8-K filed during the period reported upon.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          Date: October 25, 2001

                          KVH Industries, Inc.

                          By: /s/ Richard C. Forsyth
                             -----------------------

                          Richard C. Forsyth
                          (Duly Authorized Officer and
                          Chief Financial and Accounting Officer)