Form 10-K
period 2001-12-31
KVH INDUSTRIES INC \DE\
filed 2002-03-20
CIK 1007587

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K



( X ) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
          ACT OF 1934


                    For the fiscal year end December 31, 2001

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




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K (X ).

As of February 8, 2002, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $38,363,896 based upon a total of 5,632,319 shares held by non-affiliates and the last sale price on that date of $7.20. As of February 8, 2002, the number of shares outstanding of the Registrant's common stock was 10,961,191.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's definitive Proxy Statement relating to the 2002 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report on Form 10-K. The Company anticipates that its definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after December 31, 2001, the end of the Company's fiscal year.



                               INDEX TO FORM 10-K


                                                            PART I                                          Page

Item 1.       Business                                                                                        1
Item 1a.      Executive Officers and Directors of the Registrant as of December 31, 2001                      5
Item 2.       Properties                                                                                      5
Item 3.       Legal Proceedings                                                                               6
Item 4.       Submission of Matters to a Vote of Security Holders                                             6


                                     PART II

Item 5.       Market for the Registrant's Common Equity and Related Stockholder Matters                       6
Item 6.       Selected Financial Data                                                                         7
Item 7.       Management's Discussion and Analysis of Financial Condition and Results of Operations           8
Item 7a.      Market Risk Disclosure                                                                         17
Item 8.       Financial Statements and Supplementary Data                                                    17
Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure           17


                                    PART III

Item 10.      Directors and Executive Officers of the Registrant                                             17
Item 11.      Executive Compensation                                                                         17
Item 12.      Security Ownership of Certain Beneficial Owners and Management                                 17
Item 13.      Certain Relationships and Related Transactions                                                 17


                                     PART IV

Item 14.      Exhibits, Financial Statement Schedule, and Reports on Form 8-K                                18








"Safe Harbor"  statement under the Private  Securities  Litigation Reform Act of
1995

With the exception of historical information, the matters discussed in this Annual Report on Form 10-K include certain forward-looking statements that involve risks and uncertainties. Among the risks and uncertainties to which the Company is subject are product life cycles, technological change, the Company's relationship with its significant customers, market acceptance of new product offerings, reliance on outside resources such as satellite networks, dependence on key personnel, fluctuations in annual and quarterly performance and worldwide economic conditions. As a result the actual results realized by the Company could differ materially from the statements made herein. Shareholders of the Company are cautioned not to place undue reliance on forward-looking statements made in the Annual Report on Form 10-K or in any document or statement referring to this Annual Report on Form 10-K. For a more detailed discussion of risks and uncertainties, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward Looking Statements."

                                     PART I


Item 1.  Business.

General
KVH Industries, Inc. ("KVH" or the "Company") was organized in Rhode Island in 1978 and was reincorporated in Delaware on August 16, 1985. The Company completed its initial public offering in April 1996. The Company's executive offices are located at 50 Enterprise Center, Middletown, Rhode Island, 02842, and its telephone number is (401) 847-3327. Unless the context otherwise requires, references to KVH or the Company include KVH Industries, Inc., and KVH Europe A/S, its wholly owned European sales subsidiary based in Denmark.

Company Overview
KVH Industries designs and manufactures products that enable mobile communication, defense navigation, and direction sensing through the use of its proprietary mobile satellite antenna and fiber optic technologies. KVH is an established company with existing product lines that drive consistent revenue growth, positioning the Company as the leader in the marine and land mobile satellite communications and defense land vehicle navigation markets. In late 2000 we began research into low-profile satellite antennas and in-fiber modulators to extend our reach in the mobile satellite communications and enter the fiber optic infrastructure markets. To fund these efforts, the Company carried out a series of private placements that raised $17.5 million net of transaction costs.

Principal Technologies and Products
KVH employs two key proprietary technologies - fiber optics and mobile satellite antennas - in its products. These technologies allow KVH to address opportunities across a wide spectrum of markets, including defense-related navigation and stabilization, optical telecommunications, and mobile satellite communications for moving platforms (e.g., vessels, recreation vehicles (RVs), and automobiles).

Fiber Optics
Since acquiring the fiber optic assets of Andrew Corporation in 1997, KVH has invested in and completed the development of its proprietary E-Core(R) line of fiber optic gyros (FOGs), and successfully integrated them into the Company's existing products. KVH produces both optical fiber and optical subassemblies for integration with its products or for original equipment manufacturer's (OEM) applications. Our integrated manufacturing process ensures the highest level of quality, resulting in production yields that are significantly higher than the industry average. Our fiber optic technology is being applied to an array of applications in different markets and has enhanced the precision and durability of our products.

Defense Applications
The military's evolving combat strategy places a premium on the precision vehicle navigation critical for rapid deployments, high-speed maneuvers, and digital battlefield coordination. KVH Industries' TACNAV(TM) integrated tactical navigation systems offer every military vehicle and force commander - whether in a command, support, or combat vehicle - 100% availability of position and other tactical data, even if the Global Positioning System (GPS) is disrupted or jammed. In addition to interfacing with the onboard GPS, TACNAV consolidates onboard tactical data and transmits it via digital Battlefield Management Systems (BMS) to the force commander and the other units in the field, enhancing operational efficiency and coordination. KVH is the leading supplier of integrated navigation and targeting systems worldwide, with systems aboard more than 7,000 vehicles. KVH offers multiple variants of the TACNAV system using both KVH FOGs and digital compasses, providing complete operational support for virtually the entire spectrum of military vehicles through a low-cost, integrated solution. KVH's fiber optic rotation rate sensors also meet the emerging need among military forces for drone and unmanned aerial vehicle (UAV) navigation, turret stabilization, and missile and smart munitions guidance. Our sensors offer improved precision and reliability over existing systems at a lower cost, providing KVH a significant competitive advantage.

Optical Telecommunication Applications
The same optical fiber technology that is integral to KVH FOGs and sensors is also appropriate for use in high-speed optical telecommunication components. Development is underway on our photonic fiber initiative, which combines our patented D-shaped optical fiber with a new electro-optic polymer. Our intent is to turn passive fiber into an active optical component for next-generation high-speed optical networks. The first product that we anticipate bringing to market using our ActiveFiber(TM) Technology is a high-speed external modulator capable of speeds in excess of 40 gigabits per second (Gbps) that will meet the needs of existing 10 Gbps and emerging 40 Gbps networks. We expect that KVH ActiveFiber Technology, if successfully developed, may serve as a platform for additional optical components that may be suitable for use in optical networking as well as in our next-generation mobile satellite antennas. Subject to the timely completion of this development effort, we anticipate that the ActiveFiber optical modulator will be introduced to the market late in the second half of 2002.

Mobile Satellite Antennas
KVH's TracVision(R) and Tracphone(R) products connect people on the move to satellite television, telephone, and high-speed Internet services. These award-winning systems have established KVH as a market leader in both the marine and land mobile markets. The core technology in KVH's family of satellite television and communications systems is the Company's proprietary three-axis, fully stabilized antenna, which maintains contact with specific geo-stationary satellites when a vessel or vehicle is in motion. The antennas use a gyro and inclinometer to precisely measure the pitch, roll, and yaw of an antenna platform in relation to the earth. Based on that data, on-board microprocessors and the Company's proprietary stabilization and control software compute the antenna movement necessary for the antenna's motors to point the antenna properly and maintain satellite contact. KVH antennas also carry out rapid initial acquisition, continuous tracking, and reacquisition of the satellite signal without operator intervention.

Marine and RV Applications
Since the introduction of the first TracVision satellite TV antenna in 1994, the Company has continued to refine its TracVision products, resulting in smaller, lower cost antennas with higher levels of performance. KVH's proprietary integrated Digital Video Broadcast (DVB) technology allows its antennas to receive signals from high-powered digital television services like DIRECTV, as well as virtually any DVB satellite service worldwide, including the DISH Network,(TM) and ExpressVu in North America; DIRECTV Latin America in Central and South America; Astra, Hotbird, Thor, Sirius, and Hispasat in Europe; and Arabsat in Africa and the Middle East. Platforms using our TracVision satellite television antennas include pleasure and commercial marine craft as well as moving or stationary RVs, motor coaches, vans, and long-haul trucks.

KVH has an established distribution and service infrastructure that comprises more than 3,000 dealers in the United States alone. The National Marine Electronics Association (NMEA) has named the Company's TracVision family the "Best Satellite Television Product" in 1998, 1999, 2000, and 2001. KVH is now the dominant player in the existing mobile satellite market, with an estimated 70 percent market share in the marine and RV mobile satellite TV marketplaces.

In October 2001, KVH announced that it had signed an exclusive agreement with Bell ExpressVu to distribute the DirecPC satellite Internet service to mobile customers in the United States. KVH then introduced its TracNet(TM) Mobile High-speed Internet System for the maritime and land mobile markets, making KVH the only company to offer mobile, two-way access to high-speed Internet services to vessels and vehicles in and around North America. TracNet is expected to enter production in the first quarter of 2002. TracNet is fully compatible with all of KVH's DVB satellite TV antenna systems and allows mobile users to surf the Internet at speeds up to 400 kilobits per second (Kbps).

Automotive Applications
The tremendous acceptance and expansion of multimedia systems aboard vehicles has created a need for a system that will provide live programming and high-speed Internet for these video systems. The KVH mobile broadband research initiative is directed toward the development of a low-profile satellite TV antenna that will provide in-motion access to high-speed, two-way Internet and satellite television services for the video and computer systems aboard automobiles and other vehicles. The first phase of the mobile broadband effort is to build a low-profile satellite TV antenna suitable for use aboard SUVs and mini-vans. Subject to the timely completion of this development effort, we anticipate that the low-profile antenna will be introduced to the market late in the second half of 2002.

Marine Satellite Communication Applications
KVH is also a leading provider of marine satellite communications systems. Our fully stabilized Tracphone systems equip pleasure and commercial marine vessels with two-way voice, fax, and e-mail with global coverage provided by the satellite constellation operated by Inmarsat (the International Maritime Satellite Organization). With more than 20 years experience, Inmarsat is the largest and most successful mobile communications company, serving marine, land mobile, and aeronautical customers worldwide. Inmarsat now supports links for phone, fax, and data communications at up to 64 Kbps to more than 210,000 ships, vehicles, aircraft, and portable terminals.

Sales and Marketing
We market our products through a third-party worldwide network of value-added resellers, distributors, and independent sales representatives as well as on a government-to-government basis and directly with prime government contractors. In addition, we are a leading supplier of satellite equipment on an OEM basis in both the marine and RV markets. We manage our European sales through our sales subsidiary, KVH Europe A/S, located in Denmark. Other international sales are managed through our world headquarters in Middletown, Rhode Island.

Intellectual Property
Our ability to compete effectively depends to a significant extent on our ability to protect our proprietary information. The Company relies primarily on patents and trade secret laws, confidentiality procedures, and licensing arrangements to protect its intellectual property rights. We have 75 issued and 27 pending patents covering KVH's core technologies. In addition to patents, KVH registers its product brand names and trademarks in the United States and other key markets where the Company does business around the world. Expiration of KVH's patents and trademarks range from May 20, 2003, to March 5, 2016.

We enter into confidentiality agreements with our consultants, key employees, and sales representatives, and generally control access to and distribution of our technology, software, and other proprietary information.

Manufacturing
Our navigation and communications products manufacturing operations consist of light manufacture, final assembly, and test. Our fiber optic manufacturing activities consist of producing specialized optical fiber, fiber optic components, and sensing coils that are combined with components purchased from outside vendors for assembly into finished goods. KVH owns its own optical fiber drawing towers where it produces specialized polarization maintaining fiber used in all of its fiber optic products.

KVH contracts with third parties for fabrication and assembly of printed circuit boards, injection-molded plastic parts, machined metal components, connectors, and housings. We believe there are a number of acceptable vendors for the components we purchase. We actively evaluate suppliers for quality, dependability, and cost effectiveness. In some instances we utilize sole source suppliers to develop strategic relationships to enhance material quality and improve cost. An ISO 9001-certified quality standards program controls KVH manufacturing processes.

Backlog
Backlog consists of orders evidenced by written agreements and specified delivery dates for customers who are acceptable credit risks. Military orders included in backlog are generally subject to cancellation for the convenience of the customer. When orders are cancelled, we recover actual costs incurred through the date of the contract cancellation as well as the additional costs resulting from termination. Commercial backlog is not a meaningful indicator for predicting commercial revenue in future periods. Commercial resellers do not carry inventories and rely upon KVH to ship products ordered within three days. The short period of time between order and delivery does not result in backlogs.

Our backlog at December 31, was $8.4 million in 2001 and $11.7 million in 2000. We expect to ship $8.2 million of our backlog at December 31, 2001, during 2002. Backlog consists primarily of long-lead military navigation and OEM orders.

Competition
We encounter significant competition with all of our products. Many of our competitors are much larger companies. We stress system performance, reliability, product features, price, and customer support to differentiate our products from competitors. Major competitors include Litef, Leica, Smiths Industries, Kearfott, Litton, Honeywell, Datron, SeaTel, and Nera corporations.

Research and Development
Our research and development efforts are focused on products with broad application over a wide range of markets. Our research goals are to improve the performance and reduce the product cost of existing products and to sustain our technology leadership position by introducing state-of-the-art products ahead of our competitors.

Research and development consists of KVH-funded projects and customer-funded contract research. Prior to 1997, much of the development of our core technologies was subsidized by grants under the Small Business Innovative Research (SBIR) program and customer-funded contracts. Since 1997 we have financed virtually all of our commercial research. Military contracts continue to provide customer-funded research and development opportunities that are accounted for as revenue and costs of sales.

The Company's total expenditures for research and development during 2001, 2000, and 1999 were as follows:

                                                    Year ended December 31,
                                                  2001      2000       1999
                                                  ----      ----       ----
                                                       (in thousands)

 Internally funded research and development    $  7,885     3,902      4,199
 Customer funded research and development         1,342     1,101        648
                                                 ------    -------    -------

 Total research and development                $  9,227     5,003      4,847
                                                 ======    =======    =======

During 2001, KVH expended $4.5 million for research in developing its mobile broadband, low profile antenna and photonic fiber optical modulator products. We have budgeted an additional $3.7 million in 2002 to complete the research phase of these product developments. We expect our research expenditures to return to historical levels during 2002 as these initiatives are completed. Subject to the successful completion of our development efforts, we anticipate that the low-profile antenna and an ActiveFiber optical modulator will be introduced to the market in the second half of 2002, with volume production to begin in 2003.

All our research projects are in the development stage and carry significant completion risks. Our research initiatives involve significant technical advances that may be beyond our capability and there can be no assurance that we will achieve the form factor, performance, and cost parameters necessary for successful commercialization of these technologies. If we are delayed in the completion of our new products and/or are not first to market with these technologies, we may be unable to achieve significant market share in our targeted markets. This would result in our inability to recover the research funds expended to develop these products and greatly reduce our ability to grow our revenues in the future. (A further discussion of risk factors is contained in the "Risk Factors" section, located on page 13 of this document).

Government Regulation
Our manufacturing operations are subject to various laws governing the protection of the environment and our employees. These laws and regulations are subject to change, and such change may require KVH to improve technology or incur expenditures to comply with such laws and regulation. We believe that we comply in all material respects with all applicable laws and regulations.

We are subject to compliance with the United States Export Administration Regulations. Some of our products have military or strategic applications, and are on the Munitions List of the International Trafficking in Arms Regulations, or are subject to a requirement for an individual export license from the Department of Commerce.

Employees
As of December 31, 2001, we employed 224 employees full-time. The increase in total employees from 191 at December 31, 2000, resulted primarily from a need to strengthen research and development, customer support, and marketing activities related to new products. We utilize the services of temporary or contract personnel within all functional areas to assist on project-related research programs.

We believe our future success will depend upon the continued service of our key technical and senior management personnel and upon the Company's continuing ability to attract and retain highly qualified technical and managerial personnel. None of our employees are represented by a labor union. KVH has never experienced a work stoppage, and we consider our relationship with our employees to be good.

Item 1a. Executive Officers and Directors of the Registrant as of
 December 31, 2001

The following is a list of all current executive officers and directors of KVH Industries, Inc.

                                                                            Held        Officers' Previous Business Experience
               Name                   Age         Current Position          Since        (If current position held <5 years)
               ----                   ---         ----------------          -----        -----------------------------------
Martin A. Kits van Heyningen*         42    President                       1982
                                            Director**                      1982
                                            Chief Executive Officer         1990

Richard C. Forsyth                    55    Chief Financial Officer         1988

Sid Bennett                           63    Vice President, FOG Business    1997     1985-1997: Director, Sensor Products,
                                            Development                              Andrew Corporation, and President,
                                                                                     Andrew-Thompson Broadcasting

Christopher T. Burnett                47    Vice President, Business        1994
                                            Development

James S. Dodez                        43    Vice President, Marketing       1998     1995-1998: Vice President, Marketing and
                                                                                     Reseller Sales, KVH

Ian C. Palmer                         36    Vice President, Sales and       2000     1996-1999 Director, Reseller Sales
                                            Customer Support

Robert W.B. Kits van Heyningen*       46    Vice President,  Research and   1998     1982-1998: Vice President, Engineering, KVH
                                            Development
                                            Director**                      1982

Mads E. Bjerre-Petersen               58    Managing Director,              1992
                                            KVH Europe A/S

Arent H. Kits van Heyningen*          86    Chairman of the Board           1982

Mark S. Ain                           58    Director**                      1997

Stanley K. Honey                      47    Director**                      1997

Werner Trattner                       49    Director**                      1994

Charles R. Trimble                    60    Director**                      1999

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

We manufacture our fiber optic products in a 23,000-square-foot facility in Tinley Park, Illinois, under a seven-year, renewable lease that expires March 31, 2005. Historically, our Tinley Park facility has operated at less than 50% of capacity, and the costs associated with under utilization of the facility have adversely affected the Company's financial results during 2000 and 1999. We completed the integration of fiber optic sensors into our navigation products during 2001 increasing our production volume by 164% and, for the first time, achieved positive gross margin for the year. Our current sales forecast projects full utilization of the Tinley Park facility during 2002.






Item 3. Legal Proceedings.

In the ordinary course of business, we are party to legal proceedings and claims, in addition, from time to time the Company has contractual disagreements with certain customers concerning the Company's products and services, which will not have a material effect on operations or capital resources.


Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders of the Company during the fourth quarter of fiscal 2001.





                                     PART II




Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

Our common stock has traded on the Nasdaq National Market under the symbol KVHI since April 8, 1996. As of February 8, 2002, 145 stockholders of record owned the Company's Common Stock. We have never declared or paid any cash dividends on our Common Stock and do not intend to pay cash dividends in the foreseeable future. The Company intends to retain earnings for reinvestment in its business.

Our stock commenced trading on April 2, 1996 at $6.50. On February 8, 2002, the closing sale price for our Common Stock was $7.20.

The following table sets forth, for the periods indicated, the high and low prices for our Company's stock as reported on the Nasdaq National Market.

                                 2001                  2000
                          ------------------     -----------------
                            High      Low          High      Low
 First Quarter         $    9.81      5.81     $   9.31      2.87
 Second Quarter             8.35      6.35         6.87      3.37
 Third Quarter              6.95      4.25         7.81      5.03
 Fourth Quarter             7.50      4.25         10.43     5.50

Item 6. Selected Financial Data.

The following selected financial data is derived from the Company's financial statements. This data should be read in conjunction with Item 8, Financial Statements and Supplementary Data, and with Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                                                  Year Ended December 31,
                                                                  -----------------------
                                                2001          2000           1999          1998          1997
                                                ----          ----           ----          ----          ----
                                                           (in thousands, except per share data)

Consolidated Statements of Operations:
Net sales                                 $       32,707        29,954         22,822        20,630        25,570
Cost of goods sold                                20,255        18,621         15,034        14,100        14,085
                                             ------------  ------------   ------------  ------------  ------------
  Gross profit                                    12,452        11,333          7,788         6,530        11,485

Operating expenses:
 Research and development                          7,885         3,902          4,199         3,991         3,175
 Sales and marketing                               8,412         6,322          5,471         4,470         3,738
 General and administrative                        2,514         2,221          2,112         2,225         1,895
                                             ------------  ------------   ------------  ------------  ------------
  Operating (loss) income                         (6,359 )      (1,112 )       (3,994 )      (4,156 )       2,677

Other (income) expense:
 Interest (income) expense, net (2)                 (140 )         192             40           (57 )        (327 )
 Other expense (income)                               42           197            (83 )        (225 )        (233 )
                                             ------------  ------------   ------------  ------------  ------------

  (Loss) income before income tax                 (6,261 )      (1,501 )       (3,951 )      (3,874 )
   (benefit) expense                                                                                        3,237
 Income tax (benefit) expense                         --          (560 )       (1,254 )      (1,608 )       1,020
                                             ------------  ------------   ------------  ------------  ------------
   Net (loss) income                      $       (6,261 )        (941 )       (2,697 )      (2,266 )       2,217
                                             ============  ============   ============  ============  ============

Per share information (1):
 Net (loss) income per common share-
 basic                                    $        (0.61 )       (0.12 )        (0.37 )       (0.32 )        0.31
                                             ============  ============   ============  ============  ============
 Net (loss) income per common share-
 diluted                                  $        (0.61 )       (0.12 )        (0.37 )       (0.32 )        0.30
                                             ============  ============   ============  ============  ============

Weighted average number of shares outstanding:
 Basic                                            10,217         7,628          7,235         7,124         7,049
                                             ============  ============   ============  ============  ============
 Diluted                                          10,217         7,628          7,235         7,124         7,498
                                             ============  ============   ============  ============  ============


                                                                       December 31,
                                                2001          2000           1999          1998          1997
                                                ----          ----           ----          ----          ----
                                                                  (dollars in thousands)
Consolidated Balance Sheet Data:
Working capital                           $       18,700        12,452          7,733         8,486        12,410
Total assets                              $       33,163        26,495         19,835        18,746        21,805
Long-term obligations (2)                 $        2,697         2,784          2,870            --             7
Total shareholders' equity                $       26,246        19,193         14,502        17,070        19,194

(1) See note 1 of Notes to Consolidated Financial Statements for an explanation of the method of calculation.
(2) Includes obligations under mortgage note payable. See note 4 of Notes to Consolidated Financial Statements.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview
As you read Management's Discussion and Analysis, please refer to our Consolidated Statements of Operations on page 22, which presents the results of our operations for 2001, 2000, and 1999. The following discussion should be read with an understanding of the risk factors on pages 12 through 16, which describe events that could influence our forward-looking projections.

During the period covered by this discussion, we have made significant investments in research and development allocating significant funding for low-profile satellite antennas, fiber optic gyroscopes (FOGs), and photonic fiber modulators. Our strategy has been to accelerate our research efforts in order to reach the market with products as quickly as possible, and in making these decisions, we planned to incur operating losses. The products in development provide significant price performance benefits that may lead to a market leadership position in these potentially very large markets.

Our investment in FOG technology began in October 1997, when we purchased the intellectual property and assets of Andrew Corporation's fiber optic research group. Over the past four years, we completed the development, begun by Andrew Corporation, of open-loop fiber optic gyroscopes, established a vertically integrated fiber optic manufacturing process and integrated fiber optic technology into our existing product lines. We began selling modest quantities of FOGs in 1998, and subsequently increased our sales volumes as we improved our product designs. In 2001 we achieved positive gross margin for the first year since our investment began. Our outlook for accelerated FOG growth is very positive as we begin to establish fiber optic products in the defense, optical telecommunications infrastructure, and power management markets. We are encouraged by the 2001 growth of FOG sales, which rose to $4.4 million or 164% from 2000 results of $1.7 million, and we believe our FOG sales will continue to accelerate in 2002.

In the second half of 2000, we began research into both low-profile satellite antenna systems and photonic fiber modulators. In order to fund our development initiatives we raised $17.5 million net of investment fees, through a series of private stock offerings that were concluded in May 2001. Our strategy in carrying out our research has been to make extensive use of outside consultants in combination with existing in-house scientists, an approach that minimizes our fixed costs, which allows us to reduce research and development expense rapidly as we conclude our research efforts. Our goal is to complete our new product research in 2002 and bring our new products to market in the second half of year. We believe that forecast 2002 revenue increases and the conclusion of our project research will result in a return to profitable operations in late 2002.

Results of Operations
The following table sets forth, for the periods indicated, certain financial data expressed as a percentage of revenues:

                                                Years Ended December 31,

                                           2001          2000           1999
                                           ----          ----           ----

 Net sales                                 100.0 %       100.0 %        100.0 %
                                          -------        ------         ------

   Gross profit                             38.1          37.8
                                                                         34.1

 Research and development                   24.1          13.0           18.4
 Sales and marketing                        25.7          21.1           24.0
 General and administrative                  7.7           7.4            9.3
                                          -------        ------         ------
 Operating loss                            (19.4 )        (3.7 )        (17.6 )
 Other expense (income), net                (0.3 )         1.3           (0.3 )
                                          -------        ------         ------

 Loss income before income tax benefit     (19.1 )        (5.0 )        (17.3 )
 Income tax benefit                           --          (2.1 )         (5.5 )
                                          -------        ------         ------
   Net loss                                (19.1 )%       (2.9 )%       (11.8 )%
                                          -------        ------         ------

Years Ended December 31, 2001 and 2000

Net Sales
Net sales increased by 9% to approximately $32.7 million from roughly $30.0 million in 2000. Communication product revenues made up 33% of our sales growth, increasing by 5% to $17.7 million from $16.4 million in 2000. The slowdown of communication sales growth was triggered by increases in fuel prices and economic uncertainties that had a negative impact on RV sales, which is one of the largest applications for our land mobile communications products. Towards the end of 2001 gasoline prices fell, and the RV market began to recover its strength, stimulating renewed sales growth. We steadily grew our reseller distribution network during 2001, entering into agreements with major RV distributors and manufacturers, positioning KVH for renewed growth in 2002. We are optimistic that domestic 2002 communication sales could grow at double the rate experienced in 2001, led by revitalized RV growth, the potential for significant OEM sales, and new product releases.

Navigation sales increased 14% in 2001 to $15.0 million from $13.6 million in 2000. This sales increase was the result of three factors: defense shipments declined by $1.6 million from $7.0 million in 2000; fiber optic revenues grew to $4.4 million from $1.7 million in 2000; and OEM shipments doubled in 2001 to $1.7 million from $0.8 million in 2000. Recent events have created a significant demand for tactical navigation systems, such as our TACNAV Light system, which is deployed on light armored vehicles. Although our defense shipments declined in 2001, we were able to demonstrate our products to a wide range of defense customers and have a record number of quotations in our customers' hands. As a result of these efforts our TACNAV products have won wide acceptance within the U.S. military and allied military circles. We forecast significant growth in the defense market that could double defense revenues in 2002.

Overall, we anticipate that the rate of combined sales growth in 2002 will accelerate, and we anticipate increases in net sales of 30% to 40%. However, a prolonged economic downturn or delays within the military procurement process could weaken our current growth outlook.

Cost of Goods Sold
The Company's cost of goods sold consists of direct labor, materials, manufacturing overheads and engineering costs associated with customer-funded engineering. Customer-funded research and development costs included in cost of goods sold were approximately $1.3 million in 2001 and $1.1 million in 2000. During 2001 we realized material and labor cost savings that were sufficient to offset price reductions that were planned in 2001. Cost reductions resulted from the redesign of existing products and improvements in our manufacturing process. Our supply-chain materials management system continued to provide us with stronger control over our manufacturing inventories and provided the tools required to better manage our procurement process. This resulted in more favorable material purchase agreements and better pricing. Manufacturing overheads decreased by 1% in 2001 and overheads fell as a percentage of sales to 16% from 18% in the prior year. Improved manufacturing overheads reflect increased FOG capacity utilization and better management of Rhode Island manufacturing resources. Looking ahead we believe that costs of goods sold will decline modestly as a percentage of sales from 2001 levels, resulting from higher levels of facility utilization and a continuation of manufacturing improvements.

Research and Development Expense
Research and development expense consists of direct labor, materials, associated overheads, and other direct costs resulting from the Company's internally funded product development activities. All internal research and development costs are expenses in the period they are incurred. Internally funded development costs increased approximately $4.0 million or 102% in 2001 from $3.9 million in 2000. The cost increase is the result of the acceleration of two development projects, a high-speed in-fiber modulator and a low-profile satellite antenna. The combined costs of these two projects amounted to $4.5 million dollars in 2001. Non-project R&D decreased slightly as a result of increased customer funding of defense programs in 2001, a trend that should accelerate in 2002. Almost one-third of 2001 R&D spending reflects the use of outside consultants and university researchers to support our project developments. We are optimistic that we will conclude our projects late in 2002 and our outside costs will decline quickly once our research is completed. Our current outlook forecasts a decline in R&D spending of roughly $1.3 million dollars in 2002.

Sales and Marketing Expense
Sales and marketing expense consists primarily of salaries and related expenses for sales and marketing personnel, sales commissions, travel expenses, cooperative advertising, sales literature, advertising, and trade shows. Sales and marketing expense increased by $2.1 to $8.4 million in 2001 from $6.3 million in 2000. The majority of the cost increase was related to variable selling expenses such as commissions, trade shows, media, and new product introductions. In addition, roughly 14% of the 2001 increase related to the reorganization of the post-sales customer support group into a new customer service team that provides comprehensive support to the customer, including order placement, product shipment, repair service, and a customer help desk.



We have broadened our product offerings to include high-speed broadband Internet capability, and we have begun the process of staffing that function. Products requiring 24-hour a day, 7-day a week customer support will continue to drive support cost increases in 2002. Our 2002 sales forecast includes a significant number of high-commission defense sales to foreign militaries. We will also strengthen our presence in defense and FOG markets with the hiring of KVH direct sales representatives. Overall, we believe 2002 selling expense will increase by roughly 27% in absolute terms, but will decline as a percentage of sales to the low 20's from 26% of sales in 2001.

General and Administrative Expense
General and administrative expense consists of costs attributable to the Company's management, finance, accounting, management information systems, human resources, facility management, and outside professional services. General and administrative costs increased $0.3 million to $2.5 million or 13% in 2001 over 2000 and increased slightly as a percentage of sales to 8% from 7% in 2000. Cost increases reflect annual salary increases, and rising professional fees. Looking ahead into 2002 we anticipate that general and administrative costs will increase roughly 12% over 2001 results. Cost drivers include insurance premium increases resulting from the insurance industry's reaction to losses incurred as a result of the events of September 11, 2001, and staffing increases. We forecast that administration expense will increase between 10% and 15% from 2001 results but decline as a percentage of revenues from 2001 levels of 8%.

Interest Income
Interest income reflects the interest earned by investing excess cash from our private offering in fully insured, federal short-term obligations.

Interest Expense
Interest expense is made up of interest charges related to our mortgage loan and equipment leases.

Income Tax Benefit
Total income tax benefit for the year ended December 31, 2001 was allocated to income from continuing operations and stockholders' equity, but was fully reserved with a valuation allowance and therefore zero income tax benefit was accounted for in our statement of operations, or additional paid-in capital for stock-based compensation income tax benefits (e.g., from current year disqualifying dispositions of incentive stock options and exercise of non-qualified stock options). In 2000, as a consequence of an Internal Revenue Service tax return examination, we made adjustments to income tax credits recorded in prior years. No further adjustments to financial statement income tax benefit have been made in connection with the ongoing tax return examination. For a further discussion of income taxes see note 8 to the financial statements.

Years Ended December 31, 2000 and 1999

Net Sales
Net sales increased by 31% to approximately $30.0 million from $22.8 million in 1999. Communication product revenues made up 56% of our sales growth, increasing 47% to $16.4 million from $11.4 million in 1999. Domestic communication sales grew by 49% while international sales increased 28% from 1999 levels.

Navigation sales increased 16% to $13.6 million from $11.4 million in 1999. The growth in navigation sales reflects the acceptance of our TACNAV products by international military forces where sales of our TACNAV products were particularly strong. We anticipate that navigation sales growth will accelerate in 2001 as the United States military begins to deploy vehicles that are equipped for the "Digital Battlefield," a market that we believe holds significant promise for our tactical navigation products. Fiber optic navigation products began shipping in volume in 2000.

Cost of Goods Sold
The Company's cost of goods sold consists of direct labor, materials, manufacturing overhead, and engineering costs associated with customer-funded engineering. Customer-funded research and development costs included in cost of goods sold were approximately $1.1 million in 2000 and $0.6 million in 1999. During 2000 we realized material and labor cost savings amounting to 1% of sales. Product cost reductions resulted from redesign of existing product and improvements in our manufacturing process. We made significant efficiency gains in our procurement process by implementing supply-chain management in the last half of the year allowing us to better plan inventories and negotiate lower material prices. Although manufacturing overheads increased in absolute dollars by approximately $0.3 million in 2000, overheads fell as a percentage of sales by 5% from the prior year, reflecting increased capacity utilization. Total cost of goods sold decreased as a percentage of sales by 4% despite a 5% sales shift towards lower margin communication sales.

Research and Development Expense
Research and development expense consists of direct labor, materials, associated overhead, and other direct costs resulting from the Company's internally funded product development activities. All internal development costs, including software development, are expensed in the period incurred. Internally funded development costs decreased approximately $0.3 million or 6% in 2000 from $4.2 million in 1999. The 2000 decrease in internal product development costs resulted from a doubling of customer-funded research. Costs associated with customer-funded research are transferred out of the R&D line into cost of goods sold. A comparison of combined internal and external development costs reflects increased total research and development costs of $0.2 million or a 3% increase above 1999 levels.

Sales and Marketing Expense
Sales and marketing expense consists primarily of salaries and related expenses for sales and marketing personnel, sales commissions, travel expenses, cooperative advertising, sales literature, advertising, and trade shows. Sales and marketing expense increased by $0.9 million in 2000 from $5.5 million in 1999. The majority of the cost increase was related to variable selling expenses such as commissions, trade shows, media, and new product introductions. The 16% cost increase over the prior year was roughly half our 31% annual sales increase and although spending increased in absolute terms, it decreased as a percentage of revenues by 3% of sales to 21% of revenues from 24% in 1999. KVH utilizes independent, third-party distribution channels including dealers, distributors, and sales representatives. Third-party distribution allows us to grow rapidly without adding the fixed costs associated with a direct sales force.

General and Administrative Expense
General and administrative expense consists of costs attributable to the Company's management, finance, accounting, management information systems, human resources, facility management, and outside professional services. General and administrative costs increased $0.1 million or 5% in 2000 over 1999, but decreased as a percentage of sales to 7% from 9% in the previous year. Cost increases reflect annual salary increases, and rising professional fees.

Interest Income
Interest income reflects the interest earned by investing excess cash in federal short-term obligations.

Interest Expense
Interest expense is made up of interest charges related to our mortgage loan, our revolving bank credit facility, and equipment leases.

Income Tax Benefit
As a result of generating operating losses for the past three years (2000, 1999, 1998), the Company has recorded additional deferred tax assets with associated deferred tax benefits. The operating loss and tax credit items giving rise to deferred tax assets are carried forward and may offset future taxable income and tax expense, before expiration beginning in 2019 and 2003, respectively. The Company's effective income tax rates were 37% for 2000 and 32% for 1999. The increase in the rate and related income tax benefit is principally due to certain 1999 reductions to deferred tax assets. The 1999 tax rate of 32% is the result of re-evaluating the realizability of certain income tax credits previously established and made part of the Company's deferred tax assets. Certain income tax credits were reduced in connection with the progress of an existing Internal Revenue Service tax return examination.

Liquidity and Capital Resources
On January 11, 1999, the Company entered into a mortgage loan in the amount of $3,000,000. The note term is 10 years, with a principal amortization of 20 years at a fixed rate of interest of 7%. Land, building and improvements secure the mortgage loan. The monthly mortgage payment is $23,259, including interest and principal. Due to the difference in the term of the note and amortization of the principal, a balloon payment of $2,014,716 is due on February 1, 2009. The principal paid in 2001 totaled $81,111, and as of December 31, 2001, $2,784,121 was outstanding.

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

In December 2000 we received a $1,195,000 customer deposit to fund expenditures we are incurring to design and manufacture an order that was partially shipped in 2001, and the remainder of the order is anticipated to ship during first two quarters of 2002. The customer deposit is being amortized against customer receivables on a pro-rata basis as we invoice our customer. At December 31, 2001, $903,853 of the customer deposit remains unamortized and will be applied to 2002 shipments.

On December 29, 2000 we sold 800,000 common shares to the State of Wisconsin Investment Board at $6.25 per share. On April 2, 2001 and April 17, 2001, we issued and sold an aggregate of 1,230,770 shares of our common stock, at a purchase price of $6.50 per share, to Special Situations Fund III, LP, Special Situations Cayman Fund, LP, Special Situations Private Equity Fund, LP, and Special Situations Technology Fund, LP, pursuant to a Common Stock Purchase Agreement dated March 30, 2001. On April 17, 2001, we also issued and sold an aggregate of 307,692 shares of our common stock, at a purchase price of $6.50 per share, to the State of Wisconsin Investment Board, pursuant to a Common Stock Purchase Agreement dated April 16, 2001. On May 1, 2001, we issued and sold 76,923 shares of our common stock, at a purchase price of $6.50 per share, to Mr. Austin Marxe. We concluded our private financing on May 25, 2001, with the issuance and sale of 615,384 shares of our common stock, at a purchase price of $6.50 per share, to the Massachusetts Mutual Life Insurance Company. In total we realized net proceeds of $17.5 million, that is being used to fund operations and advanced research into photonics and mobile broadband satellite communications.

We believe that existing cash balances and funds available under our revolving credit facility will be sufficient to meet our anticipated working capital requirements for 2002. If we decide to expand more rapidly, to broaden or enhance products more rapidly, to acquire businesses or technologies or to make other significant expenditures to remain competitive, then we may need to raise additional funds.

Critical Accounting Policies
The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the periods presented. Actual results may differ from these estimates under different assumptions and conditions.

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. The Company's significant accounting policies are included in Note 1 of the Notes to the Consolidated Financial Statements. The significant accounting policies which management believe are the most critical to aid in fully understanding and evaluating the Company's reported financial results include allowance for doubtful accounts, inventory valuation, impairment of long-lived assets and recoverability of deferred tax assets.

The Company's estimate for its allowance for doubtful accounts related to trade receivables is based on specific and historical criteria that are combined to determine the total amount reserved. The Company evaluates specific accounts where we have information that the customer may have an inability to meet its financial obligations. The Company uses its judgment, based on the best available facts and circumstances, and records a specific reserve for that customer against amounts due to reduce the receivable to the amount that is expected to be collected. These specific reserves are reevaluated on a monthly basis and adjusted as additional information is received that impacts the amount reserved. An additional reserve is established for all customers based on a range of percentages applied to aging categories. These percentages are based on historical collection and write-off experience and are analyzed on a quarterly basis. If circumstances change, the Company's estimates of the recoverability of amounts due the company could be reduced by a material amount.

Inventory is valued at the lower of cost or market. The Company continually ensures that slow-moving and obsolete inventory is written down to its net realizable value by reviewing current quantities on hand, actual and projected sales volumes and anticipated selling prices on products. Generally, the Company does not experience issues with obsolete inventory due to the nature of its products being interchangeable with various product offerings. If the Company is not able to achieve its expectations of the net realizable value of the inventory at its current value, the Company would have to adjust its reserves accordingly.

Long-lived assets are reviewed for indications of impairment when events and circumstances indicate that the assets might not be recoverable. Recoverability of long-lived assets is measured by a comparison of the assets carrying value to the estimated future undiscounted cash flows expected to be generated by the asset. If such assets were considered to be impaired, the impairment would be measured by the amount by which the carrying value of the asset exceeds its fair value based on estimated discounted cash flows. The preparation of future cash flows requires significant judgments and estimates with respect to future revenues related to the respective asset and the future cash outlays related to those revenues. Actual revenues and related cash flows or changes in anticipated revenues and related cash flows could result in a change in this assessment and result in an impairment charge. The preparation of discounted cash flows also requires the selection of an appropriate discount rate. The use of different assumptions would increase or decrease estimated discounted cash flows and could increase or decrease the related impairment charge.

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss carry forwards. On a quarterly basis the Company assesses the recoverability of the deferred tax assets by considering whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based on the history of operating earnings in its ongoing business and its expectations in the future, the Company has determined that a portion of the deferred tax assets were not recoverable and a valuation allowance was established. For the remaining deferred tax assets the recoverability of these assets was deemed to be recoverable based on certain tax planning strategies. The amount of the deferred tax asset considered realizable could be reduced in the future if there are changes in the Company's feasibility of certain tax planning strategies. Additionally, if the Company generates future earnings the realizability of the deferred tax assets reserved by the valuation allowance would be utilized.

Recent Accounting Pronouncements
In June 2001,  the FASB issued SFAS No. 141,  Business  Combinations,  (SFAS No.
141) and SFAS No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations. SFAS No. 141 specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported separately from goodwill. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121 and subsequently, SFAS No. 144 after its adoption. The Company adopted the provision of SFAS No. 141 as of July 1, 2001, and it did not have a material impact on the consolidated financial statements. SFAS No. 142 is effective January 1, 2002. and is not expected to have a material impact on the consolidated financial statements.

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations (SFAS No. 143). SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The Company would also record a corresponding asset which is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company is required to adopt SFAS No. 143 on January 1, 2003 and it does not expect to have a material impact on the consolidated financial statements.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144). SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company is required to adopt SFAS No. 144 on January 1, 2002 and it does not expect to have a material impact on the consolidated financial statements.

Contractual Obligations and Other Commercial Commitments
Our contractual commitments consist of a mortgage note payable, facility and equipment leases. The principal repayment of the mortgage note is based upon a 20-year amortization schedule, but the term is 10 years requiring a balloon payment of $2,014,716, due on February 1, 2009. There are no loan to value covenants in the loan that would require early pay-down of the mortgage if the market value of the property should decline. We are obligated under a multi-year facility lease that terminates in 2005. Our present intention is to renew the facility lease prior to its expiration in 2005. Our operating leases represent vehicle and equipment operating leases. The schedule below reflects our liabilities under these agreements.

                                            Total          2002 - 2004      2005 - 2006        After 2006
                                       ----------------- ---------------- -----------------  ----------------
 Mortgage loan                               $2,784,121          280,240           222,218         2,281,663
 Facility Lease                                $570,761          525,351            45,410                --

 Operating leases                               $38,770           38,770                --                --
                                       ----------------- ---------------- -----------------  ----------------

 Total contractual cash obligations          $2,822,891          319,010           222,218         2,281,663
                                       ================= ================ =================  ================

We have not entered into any off-balance sheet commercial commitments such as standby letters of credit, guarantees, and standby repurchase obligation or other commercial commitments.

Other Matters
None.

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

We May Fail to Complete Our Mobile Broadband Development Initiative Successfully Our mobile broadband project is in the development stage. The KVH mobile broadband initiative is directed toward the development of a low-profile satellite TV antenna that will provide in-motion access to high-speed, two-way Internet and satellite television services for the video and computer systems aboard automobiles and other vehicles.

The project involves significant technical advances and there can be no assurance that we will achieve the form factor, performance, and cost parameters necessary for successful commercialization of these products. A delay or failure to create our ActiveFiber Technology could prevent the development of an affordable flat panel, phased-array antenna. If we are delayed in our development of our mobile broadband technology and/or are not first to market with this technology, we may be unable to achieve significant market share in the automotive mobile satellite communication market.

The success of the TracNet Mobile High-speed Internet service depends on the performance and quality of other service providers. The new TracNet service is designed to provide mobile high-speed Internet access to vehicles and vessels throughout North America and as far as 100 miles off the coast. TracNet's successful operation depends on the use of KVH's antenna and other components with services and equipment of other suppliers. Specifically, TracNet will rely upon the service offered by the satellite Internet provider (Bell ExpressVu of Canada), as well as the equipment and services of cellular and satellite return link communications suppliers. Globalstar Satellite Communications Services, which KVH intends to use as the satellite return link supplier for TracNet, filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code on February 15, 2002 and currently is operating its business as a debtor-in-possession. Should Globalstar or one of the other vendors integral to TracNet's operation be unable to fulfill its obligations, KVH will seek an alternate supplier and carry out any necessary hardware and software retrofits or upgrades that may be required to ensure the continued operation of the TracNet system. In such event, KVH may not be able to identify and enter into appropriate agreements with replacement suppliers.

Pricing of Our Mobile Satellite Communication Products is Critical to Product Acceptance The success of our mobile broadband project depends upon our ability to develop a technologically advanced antenna at an acceptable price for the automotive marketplace. To date, phased-array antennas have been developed at prices far in excess of what is practical in the automotive marketplace. There can be no assurance that we can engineer a phased-array solution within the pricing and technical parameters necessary to be successful in the automotive marketplace.

We May Fail to Complete Our Photonic Fiber Development Initiative Successfully Our photonic fiber project is currently in the development stage. We are developing our ActiveFiber Technology consisting of photonic fiber products that we believe will replace electro-optic components and create an active-fiber networking solution that would greatly enhance the speed of transmissions over fiber optic networks. We may never complete the technological development necessary to realize the full commercial potential of the project. Our current approach utilizes a new electro-optic polymer and our D-fiber technology. The photonic fiber initiative involves significant technical advances, and there can be no assurance that we will achieve the form factor, performance, and cost parameters necessary for successful commercialization of this technology.

If we are delayed in our development of our photonic fiber technology and/or are not first to market with this technology, we may be unable to achieve significant market share in the fiber optic networking market. Failure to complete development of our photonic fiber technology will also prevent us from developing a phase shifter based on that technology, which may impair our ability to effectively provide mobile broadband communications services to automobiles through the use of a flat panel, phased-array antenna.

Research and Development Expenditures Could Adversely Affect the Company's Operating Results For the past four years we have made significant investments in research and development that have contributed to operating losses in each of those years. In May 2001, we completed a series of private placements that raised $17.5 million, net of transaction costs, to accelerate our research into two key product areas, photonic fiber and mobile broadband. Through 2001, our product development expenditures of $4.5 million in these areas contributed significantly to operating losses. Our expectation is that as the R&D efforts conclude, our R&D spending will rapidly return to historical levels. If product development and the corresponding R&D expenditures have to be extended beyond our current projections of $3.7 million this year or the entry to market of the resulting products is delayed, it may slow our anticipated return to profitability.

In 2001, we increased our operating expenses by $4.5 million to accelerate the development and take advantage of anticipated revenue opportunities related to our photonic fiber and mobile broadband initiatives. Our decision to increase spending resulted from our desire to bring these products to market as quickly as possible. Should we continue to accelerate spending beyond current budgeted levels for 2002 we could continue to experience operating losses and negative cash flows.

Future Sales Growth Depends on the Continued Expansion of Satellite Communication Revenues To date, the Company's growth has been sustained by a consistent expansion of our satellite communications sales. Our future satellite communications sales growth will be based to a considerable extent upon the successful introduction of new mobile satellite communications products for use in marine and land applications. Our success depends heavily on rapid completion of new products, particularly for worldwide Internet and data applications. However, poor consumer confidence and/or economic conditions could depress product demand. Our success also depends on external variables such as consumers' access to satellite communication services, which may be hindered because satellite launches and new technology are expensive and subject to failures, depressing demand for our products.

Defense-related Sales Could be Adversely Affected by Political and International Events Recent world events and a shift in military planning to favor rapid deployment and lighter vehicles put a premium on precision navigation, a feature offered by KVH's integrated tactical navigation systems. Based on our shippable backlog entering 2002 and current military procurement schedules, we anticipate a doubling of our defense-related revenues during 2002, which will be critical to our return to overall profitability. However, this growth could be adversely affected by: delays in the current military procurement schedule; an unexpected shift or reallocation of anticipated funding for military programs; delays in the testing and acceptance of our technological solutions by the military; and sales cycles that are long and difficult to predict in military markets.

Our Operating Results are Variable
Our quarterly operating results have varied in the past and may vary significantly in the future depending upon all the foregoing risk factors and how successful we are in improving our ratios of revenues to expenses.

Our Share Price has Displayed Volatility
The Company's stock has experienced substantial price volatility as a result of variations between its actual and anticipated financial results and as a result of announcements by the Company and its competitors. In addition, the stock market has experienced extreme price and volume fluctuations that have affected the market price of many technology companies in ways that have been unrelated to the operating performance of these companies. These factors, as well as general economic and political conditions, may materially adversely affect the market price of the Company's common stock in the future.

Our Consumer Product Sales are Dependent on the Financial Strength and Performance of Our Distribution Network Many of our consumer-oriented products are marketed through a third-party worldwide network of value-added resellers, distributors, and independent sales representatives. Many of the Company's resellers operate on narrow product margins, and may distribute products from competing manufacturers. The Company's business and financial results could be adversely affected if the financial condition of these resellers weakened, if resellers within consumer channels were to cease distribution of the Company's products, or if uncertainty regarding demand for the Company's products caused resellers to reduce their ordering and marketing of the Company's products.

If We Fail to Commercialize New Product Lines, Our Business Will Suffer
We intend to continue to develop new product lines and to improve existing product lines to meet our customers' diverse and changing needs. However, our development of new products and improvements to existing products may not be successful, due to our failure to complete the development of a new product or product improvement; or our failure to sell our new product or improved product because, among other things, the product is too expensive, is defective in design, manufacture or performance, is inferior to similar products on the market, or has been superceded by a superior product or technology. Furthermore, new products require increased sales and marketing, customer support, and administrative functions to support anticipated increased levels of operations. We may not be successful in creating this infrastructure, and we may not realize a sufficient increase in gross profit to offset the expenses resulting from this expanded infrastructure.

Our Success Depends to a Significant Degree Upon the Protection of Our Proprietary Technology The unauthorized reproduction or other misappropriation of our proprietary technology could enable third parties to benefit from our technology without paying us for it. This could have a material adverse effect on our business, operating results and financial condition. If we resort to legal proceedings to enforce our intellectual property rights, the proceedings could be burdensome and expensive and could involve a high degree of risk. Moreover, the laws of other countries in which we market our products may afford little or no effective protection of our intellectual property.

Claims by Other Companies that We Infringe Their Copyrights or Patents Could Adversely Affect Our Financial Condition If any of our products violate third-party proprietary rights, we may be required to reengineer our products or seek to obtain licenses from third parties to continue to offer our products. Any efforts to reengineer our products or obtain licenses on commercially reasonable terms may not be successful, and, in any case, would substantially increase our costs and have a material adverse effect on our business, operating results and financial condition. We do not conduct comprehensive patent searches to determine whether the technology used in our products infringes patents held by third parties. In addition, product development is inherently uncertain in a rapidly evolving technological environment in which there may be numerous patent applications pending, many of which are confidential when filed, with regard to similar technologies.

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

Our Future Success Depends to a Significant Degree on the Skills, Experience, and Efforts of the Company's CEO, Martin Kits Van Heyningen, and our Senior Executives The loss of the services of Mr. Kits van Heyningen could have a material adverse effect on our business, operating results and financial condition. We also depend on the ability of our executive officers and other members of senior management to work effectively as a team. We do not have employment agreements with any of our executive officers.

Gneral Economic Conditions and Current Economic and Political Uncertainty Could Adversely Affect the Company The Company's operating performance depends significantly on general economic conditions. Demand for some of the Company's consumer-oriented products displayed slower-than-anticipated growth as a result of worsening global economic conditions. Continued uncertainty about future economic conditions has also made it increasingly difficult to forecast future operating results. Should global and regional economic conditions fail to improve or continue to deteriorate, demand for the Company's products could be adversely affected, as could the financial health of its suppliers, distributors, and resellers. The terrorist attacks that took place on September 11, 2001, have created many economic and political uncertainties and have had a strong negative impact on the global economy. The long-term effects of the September 11, 2001 attacks on the Company's future operating results and financial condition are unknown.


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



                                    PART III


Item 10. Directors and Executive Officers of the Registrant.

Information in the Proxy Statement under the captions "Board of Directors," "Executive Compensation" and compliance with Rule 144, Section 16(a) reporting is incorporated by reference.


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

Item 13. Certain Relationships and Related Transactions.

None.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedule, and Reports on Form 8-K.

(a)  Documents filed as part of this report:

                                                                                                                       Page
     1. Financial Statements

        Report of Independent Auditors                                                                          21
        Consolidated Balance Sheets as of December 31, 2001, and 2000                                           22
        Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and 1999              23
        Consolidated Statements of Stockholders' Equity for the years ended December 31, 2001,
          2000 and 1999                                                                                         24
        Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999              25
        Notes to Consolidated Financial Statements                                                              26

     2. Financial Statement Schedule. See "Independent Auditors Report" and "Schedule II - Valuation and Qualifying Accounts" included on pages 38 and 39. All other schedules have been omitted since the information is not required, or because the information required is included in the consolidated financial statements or notes.


(b)  Reports on Form 8-K:

  None


(c) Exhibits:

NumberDescription                                                                                                      Note

    3.1         Restated Certificate of Incorporation of the Company                                                    (1)
    3.5         Amended and Restated By-laws of the Company
  10.01         1986 Executive Incentive Stock Option Plan                                                              (1)
  10.02         Amended and Restated 1995 Incentive Stock Option Plan of the Company                                    (1)
  10.03         1996 Employee Stock Purchase Plan                                                                       (1)
  10.05         Credit Agreement dated September 8, 1993, between the Company and Fleet National Bank                   (1)
  10.06         $500,000 Revolving Credit Note dated September 8, 1993, between the Company and Fleet
                National Bank                                                                                           (1)
  10.07         Security Agreement dated September 8, 1993, between the Company and Fleet National Bank                 (1)
  10.08         Modification to Security Agreement dated May 30, 1994, between the Company and Fleet
                National Bank                                                                                           (1)
  10.09         Second Modification to Credit Agreement and Revolving Credit Note dated May 30, 1994,
                between the Company and Fleet National Bank                                                             (1)
  10.10         Second Modification to Security Agreement dated March 17, 1995, between the Company and
                Fleet National Bank                                                                                     (1)
  10.11         Third Modification to Credit Agreement and Revolving Credit Note dated March 17, 1995,
                between the Company and Fleet National Bank                                                             (1)
  10.12         Third Modification to Security Agreement dated December 12, 1995, between the Company
                and Fleet National Bank                                                                                 (1)
  10.13         Fourth Modification to Credit Agreement and Revolving Credit Note dated December 12, 1995,
                between the Company and Fleet National Bank                                                             (1)
  10.14         Lease dated February 27, 1989, between the Company and Middletown Technology Associates IV              (1)
  10.17         Registration Rights Agreement dated May 20, 1986, by and among the Company and certain
                stockholders of the Company                                                                             (1)




(Continued)

Number          Description                                                                                            Note

  10.18         Amendment to Registration Rights Agreement dated January 25, 1988, by and among the
                Company, Fleet Venture Resources, Inc., and Fleet Venture Partners I and certain stockholders of
                the Company                                                                                             (1)
  10.19         Amendment to Registration Rights Agreement dated October 25, 1988, by and among the
                Company and certain stockholders of the Company                                                         (1)
  10.20         Amendment to Registration Rights Agreement dated July 21, 1989, by and among the Company
                and certain stockholders of the Company                                                                 (1)
  10.21         Third Amendment to Registration Rights Agreement dated November 3, 1989, by and among the
                Company and certain stockholders of the Company                                                         (1)
  10.28         Technology License Agreement dated December 22, 1992, between the Company and Etak, Inc.                (1)
  10.29         Agreement dated September 28, 1995, between the Company and Thomson Consumer Electronics, Inc.          (1)
  10.31         Agreement regarding Technology Affiliates Program between Jet Propulsion Laboratory and
                the Company                                                                                             (1)
  10.32         Purchase and Sale Agreement dated March 18, 1996, 50 Enterprise Center, Middletown, Rhode
                Island between the Company and SKW Real Estate Limited Partnership                                      (2)
  10.33         Fifth Modification to Credit Agreement and Revolving Note dated August 8, 1996, between the
                Company and Fleet National Bank
  10.34         Andrew Corporation Asset Purchase and Warrant Agreement                                                 (3)
  10.35         Sixth Modification to Credit Agreement and Revolving Note dated September 29, 1998, between the Company and Fleet National Bank
  10.36         Seventh Modification to Credit Agreement and Revolving Note dated July 30, 1999, between the
                Company and Fleet National Bank
  10.37         Eighth Modification to Credit Agreement and Revolving Note dated October 29, 1999, between the Company and Fleet National Bank
  10.38         Loan and Security Agreement dated March 27, 2000, between the Company and Fleet Capital
                Corporation                                                                                             (5)
  10.39         Common Stock Purchase Agreement between KVH Industries, Inc., and Special Situations Fund,
                III, L.P., Special Situations Cayman Fund, L.P., Special Situations Private Equity Fund, L.P. and
                Special Situations Technology Fund, L.P. dated March 30, 2001.                                          (7)
  10.40         Common Stock Purchase Agreement between KVH Industries, Inc. and the State of Wisconsin
                Investment Board pursuant to a Common Stock Purchase Agreement dated April 16, 2001.                    (7)
  10.41         Common Stock Purchase Agreement between KVH Industries, Inc. and the Massachusetts Mutual
                Life Insurance Company dated May 25, 2001.                                                              (7)
  10.42         Open End Mortgage, and Security Agreement                                                               (6)
  10.43         Tinley Park, Illinois, lease                                                                            (6)
  10.44         Private Placement Share Purchase Agreement                                                              (4)
  21.01         List of Subsidiaries of the Company(1)
  23.01         Consent of KPMG, LLP

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

                                                 KVH Industries, Inc.



DATE: March 20, 2002                     By: /s/ Martin A. Kits van Heyningen
                                            ---------------------------------
                                             Martin A. Kits van Heyningen
                                                    President & CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.


                  Name                                           Title                                           Date

/s/ Martin A. Kits van Heyningen                 President (Chief Executive Officer)                          March 20, 2002
------------------------------------------
  Martin A. Kits van Heyningen

/s/ Richard C. Forsyth                           Chief Financial Officer (Principal Financial and             March 20, 2002
------------------------------------------
  Richard C. Forsyth                               Accounting Officer)

/s/ Arent H. Kits van Heyningen                  Chairman of the Board                                        March 20, 2002
------------------------------------------
  Arent H. Kits van Heyningen

/s/ Robert W. B. Kits van Heyningen              Director                                                     March 20, 2002
------------------------------------------
  Robert W. B. Kits van Heyningen

/s/ Mark S. Ain                                  Director                                                     March 20, 2002
------------------------------------------
  Mark S. Ain

/s/ Stanley K. Honey                             Director                                                     March 20, 2002
------------------------------------------
  Stanley K. Honey

/s/ Werner Trattner                              Director                                                     March 20, 2002
------------------------------------------
  Werner Trattner

                                                 Director                                                     March 20, 2002
------------------------------------------
  Charles R. Trimble

                          INDEPENDENT AUDITORS' REPORT



Board of Directors and Stockholders
KVH Industries, Inc.:


We have audited the accompanying consolidated balance sheets of KVH Industries, Inc. and subsidiary as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of KVH Industries, Inc. and subsidiary at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.




/s/ KPMG LLP

Providence, Rhode Island
February 7, 2002




                       KVH INDUSTRIES, INC. AND SUBSIDIARY

                           Consolidated Balance Sheets

                           December 31, 2001 and 2000

                                                                                  2001                  2000
                                                                                  ----                  ----
             Assets (note 4)

Current assets:
 Cash and cash equivalents                                                   $  11,240,893             5,411,460
 Accounts receivable, less allowance for doubtful accounts of
  $68,037 in 2001 and $84,163 in 2000 (note 10)                                  6,026,689             6,553,976
 Costs and estimated earnings in excess of billings on
  uncompleted contracts                                                            482,486               419,145
 Inventories (note 2)                                                            4,124,203             3,600,660
 Prepaid expenses and other deposits                                               406,866               346,518
 Deferred income taxes (note 8)                                                    637,799               637,799
                                                                               ------------         -------------

    Total current assets                                                        22,918,936            16,969,558
                                                                               ------------         -------------

Property and equipment, net (note 3)                                             7,431,287             6,580,375
Other assets, less accumulated amortization of $505,812
 in 2001 and $373,188 in 2000                                                      573,849               706,473
Deferred income taxes (note 8)                                                   2,238,430             2,238,430
                                                                               ------------         -------------

       Total assets                                                          $  33,162,502            26,494,836
                                                                               ============         =============

            Liabilities and Stockholders' Equity

Current liabilities:
 Bank line of credit (note 4)                                                $          --               598,865
 Current portion long-term debt (note 4)                                            86,974                81,111
 Accounts payable                                                                2,084,507             1,478,198
 Accrued expenses (note 6)                                                       1,143,790             1,164,790
 Customer deposits                                                                 903,853             1,195,091
                                                                               ------------         -------------

   Total current liabilities                                                     4,219,124             4,518,055
                                                                               ------------         -------------

Long-term debt (note 4)                                                          2,697,147             2,784,121
                                                                               ------------         -------------

    Total liabilities                                                            6,916,271             7,302,176
                                                                               ------------         -------------

Stockholders' equity (notes 7 and 13):
 Preferred stock, $0.01 par value. Authorized 1,000,000 shares;
  none issued.                                                                          --                    --
 Common stock, $.01 par value. Authorized 20,000,000 shares;
  issued 10,961,191 shares in 2001 and 8,619,075 shares in 2000                    109,612                86,191
 Additional paid-in capital                                                     34,478,002            21,186,459
 Accumulated deficit                                                            (8,341,383 )          (2,079,990 )
                                                                               ------------         -------------

    Total stockholders' equity                                                  26,246,231            19,192,660
                                                                               ------------         -------------

Commitments (notes 5 and 9)

      Total liabilities and stockholders' equity                             $  33,162,502            26,494,836
                                                                               ============         =============


                        See accompanying Notes to Consolidated Financial Statements.



                       KVH INDUSTRIES, INC. AND SUBSIDIARY

                      Consolidated Statements of Operations

                  Years ended December 31, 2001, 2000 and 1999


                                                                 2001               2000              1999
                                                                 ----               ----              ----

Net sales (note 10)                                        $   32,707,123         29,953,727        22,822,429
Cost of goods sold                                             20,255,238         18,620,438        15,034,250
                                                             -------------      -------------     -------------

   Gross profit                                                12,451,885         11,333,289         7,788,179

Operating expenses:
  Research and development                                      7,885,374          3,902,154         4,199,370
  Sales and marketing                                           8,411,910          6,322,181         5,471,231
  General and administrative                                    2,514,178          2,220,471         2,111,868
                                                             -------------      -------------     -------------

   Operating loss                                              (6,359,577 )       (1,111,517 )      (3,994,290 )
                                                             -------------      -------------     -------------

Other income (expense):
  Interest income                                                 364,212             54,056           147,631
  Interest expense                                               (224,039 )         (246,493 )        (187,867 )
  Other (expense) income                                          (41,989 )         (196,803 )          83,449
                                                             -------------      -------------     -------------

   Loss before income tax benefit                              (6,261,393 )       (1,500,757 )      (3,951,077 )

Income tax benefit (note 8)                                            --           (559,637 )      (1,253,822 )
                                                             -------------      -------------     -------------

      Net loss                                             $   (6,261,393 )         (941,120 )      (2,697,255 )
                                                             =============      =============     =============

Per share information (notes 7 and 12):
      Net loss per common share - basic                    $        (0.61 )            (0.12 )           (0.37 )
                                                             =============      =============     =============
      Net loss per common share - diluted                  $        (0.61 )            (0.12 )           (0.37 )
                                                             =============      =============     =============

Weighted average number of shares outstanding:
  Basic                                                        10,217,305          7,628,166         7,234,961
                                                             =============      =============     =============
  Diluted                                                      10,217,305          7,628,166         7,234,961
                                                             =============      =============     =============

                          See accompanying Notes to Consolidated Financial Statements.



                       KVH INDUSTRIES, INC. AND SUBSIDIARY

                 Consolidated Statements of Stockholders' Equity

                  Years ended December 31, 2001, 2000 and 1999




                                                                              Additional       Retained            Total
                                             Preferred         Common          Paid-in         Earnings        Stockholders'
                                               Stock            Stock          Capital       (Accumulated         Equity
                                                                                               Deficit)
                                            ------------     ------------    -------------  ----------------   --------------

Balances at December 31, 1998             $          --           72,059       15,439,421         1,558,385      17,069,865
                                            ------------     ------------    -------------  ----------------    ------------

Net loss                                             --               --               --        (2,697,255 )    (2,697,255 )

Common stock issued under benefit plan               --              852          124,995                --         125,847

Exercise of stock options                            --               58            3,464                --           3,522

                                            ------------     ------------    -------------  ----------------    ------------

Balances at December 31, 1999                        --           72,969       15,567,880        (1,138,870 )    14,501,979
                                            ------------     ------------    -------------  ----------------    ------------

Net loss                                             --               --               --          (941,120 )      (941,120 )

Sale of common stock (notes 7 and 13)                --            8,000        4,316,608                --       4,324,608

Common stock issued under benefit plan               --              490          163,157                --         163,647

Issuance of warrants (notes 7 and 13)                --               --          173,688                --         173,688

Exercise of stock options                            --            4,732          965,126                --         969,858


                                            ------------     ------------    -------------  ----------------    ------------
Balances at December 31, 2000                        --           86,191       21,186,459        (2,079,990 )    19,192,660
                                            ------------     ------------    -------------  ----------------    ------------


Net loss                                             --               --               --        (6,261,393 )    (6,261,393 )

Sale of common stock (notes 7 and 13)                --           22,138       12,211,539                --      12,233,677

Common stock issued under benefit plan               --              347          173,170                --         173,517

Issuance of warrants (notes 7 and 13)                --               --          777,770                --         777,770

Exercise of stock options                            --              936          129,064                --         130,000
                                            ------------     ------------    -------------  ----------------    ------------

Balances at December 31, 2001             $          --          109,612       34,478,002        (8,341,383 )    26,246,231
                                            ============     ============    =============  ================    ============

                                     See accompanying Notes to Consolidated Financial Statements.

                       KVH INDUSTRIES, INC. AND SUBSIDIARY

                      Consolidated Statements of Cash Flows

                  Years ended December 31, 2001, 2000 and 1999

                                                                       2001               2000               1999
                                                                       ----               ----               ----

Cash flows from operating activities:
   Net loss                                                      $    (6,261,393 )        (941,120 )       (2,697,255 )
   Adjustments to reconcile net loss to
   net cash used in operating activities:
   Depreciation and amortization                                       1,366,392         1,190,316          1,062,198
  Provision for doubtful accounts                                        (16,126 )         (17,096 )            9,655
   Provision for deferred income taxes                                        --          (928,192 )       (1,288,729 )
  Decrease (increase) in accounts and
   contract receivables                                                  543,413        (3,174,490 )         (265,631 )
   Decrease in income taxes receivable                                        --                --          1,062,494
   (Increase) decrease in costs and estimated earnings
   in excess of billings on uncompleted contracts                        (63,341 )          25,347            323,664
  (Increase) decrease in inventories                                    (523,543 )          71,609           (281,482 )
  (Increase) decrease in prepaid expenses and other deposits             (60,348 )         (53,725 )           67,553
  Increase (decrease) in accounts payable                                606,309          (121,572 )          746,532
  (Decrease) increase in accrued expenses                                (21,000 )         372,704            (30,447 )
  (Decrease) increase in customer deposits                              (291,238 )       1,195,091                 --
                                                                   --------------     -------------      -------------

       Net cash used in operating activities                          (4,720,875 )      (2,381,128 )       (1,291,448 )
                                                                   --------------     -------------      -------------

Cash flows from investing activities:
   Capital expenditures                                               (2,084,680 )        (410,273 )         (970,185 )
                                                                   --------------     -------------      -------------

       Net cash used in investing activities                          (2,084,680 )        (410,273 )         (970,185 )
                                                                   --------------     -------------      -------------

Cash flows from financing activities:
  Proceeds from mortgage note payable                                         --                --          3,000,000
  Repayment of mortgage note payable                                     (81,111 )         (75,643 )          (59,125 )
  (Repayment) borrowings against bank line of credit                    (598,865 )         598,865                 --
   Proceeds from sale of common stock                                13, 011,447         4,498,296                 --
   Stock option and benefit plan transactions                            303,517         1,133,505            129,369
                                                                   --------------     -------------      -------------

       Net cash provided by financing activities                      12,634,988         6,155,023          3,070,244
                                                                   --------------     -------------      -------------

Net increase in cash and cash equivalents                              5,829,433         3,363,622            808,611

Cash and cash equivalents at beginning of year                         5,411,460         2,047,838          1,239,227
                                                                   --------------     -------------      -------------

Cash and cash equivalents at end of year                         $    11,240,893         5,411,460          2,047,838
                                                                   ==============     =============      =============

Supplemental disclosure of cash flow information:
   Cash paid during the year for interest                        $       224,039           246,493            187,867
                                                                   ==============     =============      =============

  Cash paid during the year for income taxes                     $            --                --                 --
                                                                   ==============     =============      =============


                                     See accompanying Notes to Consolidated Financial Statements.

                       KVH INDUSTRIES, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999



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

     (c) Cash and Cash Equivalents
         The Company considers all highly liquid investments with maturity, at the purchase date, of three months or less to be cash equivalents.

     (d) Revenue Recognition
         Revenue is recognized generally upon shipment, and as engineering contract services are performed under long-term contracts. In certain cases, our customer may request that we retain custody of the product until they are ready to receive it. We recognize revenue in such instances when title has passed and the transaction meets the revenue recognition criteria as defined in SEC Staff Accounting Bulletin Number 101 "Revenue Recognition in Financial Statements", specified for when goods have not yet shipped. Revenue recognized in such instances has not been material to our financial statements, and amounted to approximately $676,000 for fiscal 2001.

         Contract service revenues recorded under long-term engineering contracts are recognized using the percentage of completion method. Under this method, income is recognized as work progresses. The percentage of work completed is determined principally by comparing the accumulated costs incurred to date with management's estimate of total cost to complete the contracted work. Revisions of costs and income estimates are reflected in the periods in which the facts that require revision become known. If estimated total costs under a contract indicate a loss, the estimated amount of the loss is provided for in the period in which the loss becomes known.

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

     (j) Research and Development
         Expenditures for research and development, including customer-funded research and development, are expensed in the year incurred. Revenue from customer-funded research and development is included in net sales, and the related product development costs are included in cost of goods sold. Revenues from customer-funded research and development totaled approximately $1,715,000, $1,594,000 and $811,000, respectively, in
         2001, 2000 and 1999, and related costs included in cost of goods sold totaled approximately $1,342,000, $1,101,000 and $648,000 in such years, respectively.

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

     (l) Stock-based Compensation
         The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations including FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation an interpretation of APB Opinion No. 25" issued in March 2000, to account for its fixed plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, "Accounting for Stock-Based Compensation," established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123.

     (m) Use of Estimates
         The preparation of financial statements in conformity with accounting principles generally accepted in the Untied States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     (n) Long-lived Assets
         The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

                       KVH INDUSTRIES, INC. AND SUBSIDIARY

              Notes to Consolidated Financial Statements, Continued

     (o) Net loss per Common Share
         A reconciliation of the weighted average number of shares outstanding used in the computation of the basic and diluted earnings per share for the three years ended December 31, 2001 is as follows:

                                                               2001              2000              1999
                                                               ----              ----              ----
              Weighted average shares (basic)                 10,217,305        7,628,166         7,234,961
              Effect of dilutive stock options                        --               --                --
                                                          ---------------    -------------     -------------
              Weighted average shares (diluted)               10,217,305        7,628,166         7,234,961

                                                          ===============    =============     =============

     (p) Fair Value of Financial Instruments
         The carrying amounts of accounts receivable, contracts receivable, costs and estimated earnings in excess of billings on uncompleted contracts, accounts payable and accrued expenses approximate fair value due to the short maturity of these instruments.

    (q)  New Accounting Pronouncements
         In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144). SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company adopted SFAS No. 144 on January 1, 2002 and it did not have a material impact on the consolidated financial statements.

(2)  Inventories
     Inventories at December 31, 2001 and 2000 consist of the following:

                                     2001              2000
                                     ----              ----
      Raw materials             $   2,675,891         3,039,310
      Work in process                   4,749            97,750
      Finished goods                1,443,563           463,600
                                  ------------      ------------
                                $   4,124,203         3,600,660
                                  ============      ============

     Project inventories totaling $18,879 and $249,173, respectively, in 2001 and 2000 have been offset against related progress payments and included as a component of costs and estimated earnings in excess of billings on uncompleted contracts.

                       KVH INDUSTRIES, INC. AND SUBSIDIARY

(3)  Property and Equipment
     Property and equipment, net, at December 31, 2001 and 2000 consist of the following:

                                               2001             2000
                                               ----             ----
      Land                               $      806,774          806,774
      Building and improvements               3,258,864        3,234,550
      Leasehold improvements                  1,270,214          807,553
      Machinery and equipment                 4,660,357        3,541,702
      Office and computer equipment           3,628,843        3,149,522
      Motor vehicles                             87,065           87,065
                                           -------------     ------------
                                             13,712,117       11,627,166
      Less accumulated depreciation           6,280,830        5,046,791
                                           -------------     ------------
                                         $    7,431,287        6,580,375
                                           =============     ============

     Depreciation for the years ended December 31, 2001, 2000 and 1999 amounted to $1,234,000, $1,058,000 and $929,000, respectively.


(4)  Debt and Line of Credit
     On January 11, 1999, the Company entered into a mortgage loan in the amount of $3,000,000. The note term is 10 years, with a principal amortization of 20 years at a fixed rate of interest of 7%. Land, building and improvements secure the mortgage loan. The monthly mortgage payment is $23,259, including interest and principal. Due to the difference in the term of the note and amortization of the principal, a balloon payment of $2,014,716 is due on February 1, 2009. The principal paid in 2001 totaled $81,111, and as of December 31, 2001, $2,784,121 was outstanding. The following is a summary of future principal payments under the mortgage:


         Year ending December 31,                Principal Payment
                          2002                      $    86,974
                          2003                           93,262
                          2004                          100,004
                          2005                          107,233
                          2006                          114,985
            Subsequent to 2006                        2,281,663
                                                   -------------
     Total outstanding at December 31, 2001         $ 2,784,121
                                                   =============


     The Company entered into a revolving loan agreement on March 27, 2000, with its bank. The loan agreement allows for a $5.0 million asset-based, three-year, revolving loan facility at an interest rate equal to the prime bank lending rate plus 1%. Any unused portion of the revolving credit facility accrues interest at an annual rate of 50 basis points. The loan facility provides for advancement of funds based upon an asset availability formula based upon the Company's eligible accounts receivable and inventory balances. The availability formula sets aside a fixed amount of qualified assets that may not be borrowed against. The Company may terminate the loan agreement prior to its full term, with 90 days notice to the bank; upon payment of termination fees. The amount of borrowing available to the Company under the line of credit at December 31, 2001 was $5,000,000.








                       KVH INDUSTRIES, INC. AND SUBSIDIARY

              Notes to Consolidated Financial Statements, Continued

(5)  Leases
     The Company has certain operating leases for facilities, automobiles, and various equipment. The following is a summary of future minimum payments under operating leases that have initial or remaining non-cancelable lease terms in excess of one year at December 31, 2001:

       Year ending December 31,                     Operating Leases

                                  2002                $ 194,375
                                  2003                  182,247
                                  2004                  187,499
                                  2005                   45,410
                                                     ------------
       Total minimum lease payments                   $  609,531
                                                     ============

     Total rent expense incurred under operating leases for the years ended December 31, 2001, 2000 and 1999 amounted to, $165,016, $166,185 and
     $223,421, respectively.

(6)  Accrued Expenses
     Accrued expenses at December 31, 2001 and 2000 consist of the following:

                                                                            2001                2000
                                                                            ----                ----
   Accrued payroll, bonus and other related expenses payable          $    789,782              628,388
   Professional fees                                                       120,743               61,844
   Accrued sales commissions                                                70,175               33,193
   Accrued investment banking fees                                              --              350,000
   Other                                                                   163,090               91,365
                                                                        -----------          -----------
     Total accrued expenses                                           $  1,143,790            1,164,790
                                                                        ===========          ===========


(7) Stockholders' Equity
     (a) Employee Stock Options and Warrants
         The Company has a 1986 Executive Incentive Stock Option Plan, a 1995 Incentive Stock Option Plan, and a 1996 Incentive and Non-Qualified Stock Option Plan (the "Plans").

         The Company has reserved 1,660,508 shares of its common stock for issuance upon exercise of options granted or to be granted under the Plans. These options generally vest in equal annual amounts over four years beginning on the date of the grant. The Plans provide that options be granted at exercise prices not less than market value on the date the option is granted and options are adjusted for such changes as stock splits and stock dividends. No options are exercisable for periods of more than 10 years after date of grant.


         The per share weighted-average fair values of stock options granted during 2001, 2000 and 1999 were $3.68, $3.33 and $1.07, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                         2001             2000         1999
                                         ----             ----         ----
       Expected dividend yield              0%               0%           0%
       Risk-free interest rate           3.42%            4.84%        6.25%
       Expected volatility              68.46%          109.64%       98.05%
       Expected life (years)             2.85             1.05         1.30

                       KVH INDUSTRIES, INC. AND SUBSIDIARY

         The Company applies APB Opinion No. 25 in accounting for its Plans and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss would have increased to the pro forma amounts indicated below:

                                                                 2001          2000            1999
                                                                 ----          ----            ----
          Net loss                      As reported        $   (6,261,393 )     (941,120 )   (2,697,255 )
                                        Pro forma          $   (7,681,148 )   (1,353,836 )   (2,815,596 )
          Net loss per                  As reported        $        (0.61 )        (0.12 )        (0.37 )
           common share - diluted       Pro forma          $        (0.72 )        (0.17 )        (0.39 )

         At December 31, 2001, there were 201,538 warrants outstanding to purchase common stock. Outstanding warrants were made up of warrants issued in 1997 to Andrew Corporation, to purchase 50,000 shares of common stock at $8.00 per share, warrants issued in 2000 to Needham & Company (note 13) to purchase 40,000 shares of common stock at $6.25 per share and warrants issued in 2001 to Needham & Company (note 13) to purchase 111,538 shares at $6.50 per share. Warrants are exercisable through October 30, 2002, December 28, 2010 and May 25, 2010 respectively.

         The changes in outstanding employee stock options for the three years ended December 31, 2001, 2000 and 1999 are as follows:

                                                           Number of         Weighted-average
                                                             shares            Exercise Price
                                                          -------------      ---------------------
              Outstanding at December 31, 1998             1,194,633              $  3.14
                     Granted                                 181,140                 1.52
                     Exercised                                (6,410 )               0.77
                     Expired and canceled                   (107,995 )               2.50
                                                          -----------               ------
              Outstanding at December 31, 1999             1,261,368              $  3.00
                     Granted                                 196,700                 5.14
                     Exercised                              (508,847 )               1.70
                     Expired and canceled                    (41,861 )               4.31
                                                          -----------               ------
              Outstanding at December 31, 2000               907,360              $  4.08
                     Granted                                 386,134                 6.32
                     Exercised                               (76,627 )               4.11
                     Expired and canceled                   (185,609 )               6.60
                                                          -----------               ------
              Outstanding at December 31, 2001             1,031,258              $  4.78
                                                          ===========               ======

The following table summarizes information about employee stock options at December 31, 2001:

                Range of           Number           Average          Weighted-         Exercisable         Weighted-
                Exercise        Outstanding        Remaining          Average             As of             Average
                 Prices           12/31/01           Life            Exercise           12/31/01         Exercise Price
                                                                       Price
             ---------------    -------------     ------------     --------------     --------------     ---------------
             $1.06 - $3.50        174,771            2.31              $1.73             99,777              $1.87
             $3.56 - $3.56         35,400            3.28              $3.56              8,659              $3.56
             $4.13 - $4.13        215,153            1.02              $4.13             178,123             $4.13
             $4.54 - $5.02        172,600            2.46              $4.70             71,250              $4.63
             $5.90 - $5.90        201,734            4.55              $5.90             20,512              $5.90
             $6.88 - $7.50        231,600            4.05              $6.96             46,450              $7.18
                                -------------     ------------     --------------     --------------     ---------------
             $1.06 - $7.50       1,031,258           2.93              $4.78             424,771             $4.09
                                =============     ============     ==============     ==============     ===============

         At December 31, 2001, 2000 and 1999 the number of options exercisable was 424,771, 509,359 and 894,944, respectively, and the weighted average exercise price of those options was $4.09, $4.33 and $2.97, respectively.

                       KVH INDUSTRIES, INC. AND SUBSIDIARY

 (b) Employee Stock Purchase Plan
     The Employee Stock Purchase Plan (the "ESPP") covers substantially all employees in the United States and Denmark. The ESPP allows eligible employees the right to purchase common stock on a semi-annual basis at 85% of the market price. During 2001 and 2000, 34,720 and 48,974 shares, respectively, were issued under this plan. As of December 31, 2001, 134,334 shares were reserved for future issuance under the plan.

(8)      Income Taxes
     Total income tax benefit for the year ended December 31, 2001 was allocated to income from continuing operations and stockholders' equity, but was fully reserved with a valuation allowance and therefore zero income tax benefit was accounted for in our statement of operations, or additional paid-in capital for stock-based compensation income tax benefits (e.g., from current year disqualifying dispositions of incentive stock options and exercise of non-qualified stock options.

     Income tax (benefit) expense for the years ended December 31, 2001, 2000 and 1999 attributable to (loss) income from continuing operations is presented below.

                                                      Current              Deferred                 Total
                                                    ------------         --------------         --------------
             2001
                        Federal                $             --                     --                     --
                        State                                --                     --                     --
                        Foreign                              --                     --                     --
                                                    ------------         --------------         --------------

                                               $              --                      --                      --
                                                    ============         ==============         ==============
             2000
                        Federal                $             --               (287,641 )             (287,641 )
                        State                                --               (189,535 )             (189,535 )
                        Foreign                              --                (82,461 )              (82,461 )
                                                    ------------         --------------         --------------

                                               $             --               (559,637 )             (559,637 )
                                                    ============         ==============         ==============
             1999
                        Federal                $         34,907             (1,020,100 )             (985,193 )
                        State                                --               (153,655 )             (153,655 )
                        Foreign                              --               (114,974 )             (114,974 )
                                                    ------------         --------------         --------------

                                               $         34,907             (1,288,729 )           (1,253,822 )
                                                    ============         ==============         ==============

     The income tax benefits derived from non-qualified and disqualified dispositions of employee stock options amounting to $108,056 and $368,555 in 2001 and 2000, respectively, were not included in the Statement of Operations. The tax benefit of $108,056 generated for the year ended December 31, 2001 has been reserved with a valuation allowance. The tax benefit of $368,555 for the year ended December 31, 2000 was recorded through additional paid-in capital.

                       KVH INDUSTRIES, INC. AND SUBSIDIARY

The actual tax benefit differs from the "expected" income tax benefit computed by applying the United States Federal corporate income tax rate of 34% to (loss) before income taxes as follows:

                                                                                   2001             2000            1999
                                                                               -------------     ------------  ---------------
      Computed "expected" tax (benefit) expense                             $    (2,128,874 )       (510,257 )     (1,343,366 )
      Increase (decrease) in income taxes resulting from:
               State income tax benefit, before valuation allowance,
               net of Federal benefit                                             (323,870) )       (125,093 )       (101,412 )
               Non-deductible expenses                                               16,831           30,762           17,227
               Foreign tax rate and regulation differential                         (15,063 )          6,309               --
               Utilization of tax credits                                                --               --          (88,642 )
               Revaluation of tax credits                                                --           38,911          224,602
               Tax credits and other future benefits generated during
               the current year                                                    (151,709 )             --               --
               Change in valuation allowance (federal and state)                  2,602,685             (269 )         37,769
                                                                               -------------     ------------  ---------------
                   Net income tax (benefit)                                 $            --         (559,637 )     (1,253,822 )
                                                                               =============     ============  ===============

The components of results of operations before income taxes, determined by tax jurisdiction, are as follows:

                                   2001          2000          1999
                                ------------ ------------- -------------

  United States               $ (6,305,695)   (1,225,887)   (3,612,919)

  Denmark                            44,302     (274,870)     (338,158)
                                ------------ ------------- -------------

   Total                      $ (6,261,393)   (1,500,757)   (3,951,077)
                                ============ ============= =============

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 2001 and 2000 are as follows:

                                                                             2001           2000
                                                                          -----------     ----------
      Deferred tax assets:
        Accounts receivable, due to allowance for doubtful accounts     $     28,312         35,347
        Inventories, due to valuation reserve                                 43,666         79,028
        Inventories, due to differences in costing for tax purposes            2,806          2,955
        Inventories, due to unrealized gain                                   39,804        103,108
        Operating loss carry forwards                                      5,068,892      2,362,303
        Intangibles due to differences in amortization                        42,170         74,381
        Research and alternative minimum tax credit carry forwards           441,728        415,243
        State tax credit carry forwards                                       58,696             --
        Accrued warranty costs                                                21,141         16,383
        Accrued vacation                                                      39,668          5,640
        Foreign operating loss carry forwards                                197,435        197,435
                                                                          -----------     ----------
         Gross deferred tax assets                                         5,984,318      3,291,823
         Less valuation allowance                                         (2,710,741 )           --
                                                                          -----------     ----------
           Net deferred tax assets                                         3,273,577      3,291,823
                                                                          -----------     ----------
      Deferred tax liability:
        Property and equipment, due to differences in depreciation          (397,348 )     (415,594 )
                                                                          -----------     ----------
            Net deferred tax asset                                      $  2,876,229      2,876,229
                                                                          ===========     ==========


                       KVH INDUSTRIES, INC. AND SUBSIDIARY

     At December 31, 2001, the Company had federal net operating loss carry forwards available to offset future taxable income of approximately $12,215,000. The Company also had state net operating loss carry forwards available to offset future state taxable income of approximately $7,249,000. These net operating loss carry forwards generated in years 1999, 2000 and 2001 expire in years 2019, 2020 and 2021, respectively. Furthermore, the Company had foreign operating loss carry forwards to offset future taxable income of approximately $568,000. These foreign net operating loss carry forwards generated in 1999 and 2000 expire in years 2004 and 2005, respectively.

     At December 31, 2001, the Company had federal tax credit carry forwards available to reduce future tax expense of approximately $442,000. Research and development tax credit carry forwards in the amounts of $31,000 $91,000, $99,000 and $96,000 relating to 1998, 1997, 1996 and pre-1996 expire in 2018, 2012, 2011 and 2003, respectively. Alternative Minimum Tax credits of $76,000, $38,000 and $11,000 from 1997, 1996 and 1995, respectively, have no expiration date. At December 31, 2001, the Company also had state tax credit carry forwards available to reduce future state tax expense of approximately $58,000. State investment tax credit carry forwards in the amounts of $8,500, $36,000, $5,500 and $8,000 from 1998,
     1999, 2000 and 2001 expire in 2005, 2006, 2007 and 2008, respectively.

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company has recorded a valuation allowance against its deferred tax assets because management believes that, after considering all of the available objective evidence, historical and prospective, with greater weight given to historical evidence, it is more likely than not that a portion of the asset will not be realized.

     The total valuation allowance for deferred tax assets as of December 31, 2001 was $2,710,741 of which $2,602,685 was charged against income tax expense while $108,056 was charged against stockholder's equity directly against current year compensation expense credited to stockholder's equity. The total valuation allowance increased by $2,710,741 from December 31, 2000, as a result of an increase of temporary differences for certain carry forward items, including originating 2001 net operating losses.


(9) 401(k) Profit Sharing Plan
     The Company has a 401(k) Profit Sharing Plan (the Plan) for all eligible employees. All employees with a minimum of one year of service who have attained age 21 are eligible to participate. Participants can contribute up to 15% of total compensation, subject to the annual IRS dollar limitation. Company contributions to the plan are discretionary. Participants become fully vested in Company contributions once they enroll in the plan; however, the Company has not made contributions to the plan since its inception.

(10) Business and Credit Concentrations
     The Company derives a substantial portion of its revenues from the armed forces of the United States and foreign governments. Approximately 17%, 23% and 27% of the Company's revenues were derived from United States and foreign military and defense-related sources in fiscal 2001, 2000 and 1999, respectively. Significant portions of the Company's revenues are also derived from customers outside the United States. Revenues from foreign customers accounted for 15%, 16% and 29% of total revenues in fiscal 2001, 2000 and 1999, respectively.

     Sales to the United States Army Tank and Automotive Command accounted for approximately 6% and 9% of net sales in 2001 and 2000, respectively. Sales to General Motors Corporation of Canada accounted for approximately 3% and 6% of the Company's net sales in 2001 and 2000, respectively.

                       KVH INDUSTRIES, INC. AND SUBSIDIARY

(11) Segment Reporting
     Under SFAS 131, the Company's operations are classified into one reportable segment. The Company designs, manufactures and markets sensor systems for a wide variety of applications under common management, which oversees the Company's marketing, production and technology strategies.


(a)  Products and Services
     The Company's sensor systems are primarily marketed in the communication and navigation industries. Revenues attributed to each of these industries is as follows:


                             2001               2000             1999
                          ------------      -------------    -------------
     Navigation         $  15,008,381         13,578,708       11,448,340
     Communication         17,698,742         16,375,019       11,374,089
                          ------------      -------------    -------------
                        $  32,707,123         29,953,727       22,822,429
                          ============      =============    =============


(b)  Geographic Information
      The Company's operations are located in the United States and Europe, and substantially all long-lived assets reside in the United States. Inter-region sales are not significant to total revenue of any geographic region. Revenues in geographic regions for each of the three-year periods ended December 31, 2001, 2000 and 1999 is as follows:


                                 2001               2000             1999
                              ------------       ------------    -------------
     United States          $  28,536,566         25,475,031       18,975,235
     Europe                     4,170,557          4,478,696        3,865,194
                              ------------       ------------    -------------
                            $  32,707,123         29,953,727       22,822,429
                              ============       ============    =============


     United States revenues include export sales to unaffiliated customers, located primarily in Europe and Canada, and totaled $5,028,440, $4,914,381 and $6,583,535, respectively, in 2001, 2000 and 1999.

                       KVH INDUSTRIES, INC. AND SUBSIDIARY

              Notes to Consolidated Financial Statements, Continued


 (12) Selected Quarterly Financial Results (Unaudited) Financial information for interim periods was as follows:


                                                        First          Second               Third            Fourth
                                                       Quarter         Quarter             Quarter           Quarter
                                                     -------------   ----------------   -------------      -----------
       2001
       Net sales                                   $    8,132,671          7,829,217       7,939,402        8,805,833
       Gross profit                                     3,123,498          2,821,944       2,812,683        3,693,760
       Net loss                                       (1,537,365)        (1,993,896)      (1,567,244 )     (1,162,887 )
       Loss per share (a):
         Basic                                     $       (0.18)             (0.19)           (0.14 )          (0.11 )
                                                     =============   ================   =============      ===========
         Diluted                                   $       (0.18)             (0.19)           (0.14 )          (0.11 )
                                                     =============   ================   =============      ===========

       2000
       Net sales                                   $    5,696,515          7,951,254       7,461,492        8,844,466
       Gross profit                                     1,878,239          2,900,220       3,007,356        3,547,474
       Net loss                                         (866,247)          (169,642)          18,238           76,531
       (Loss) income per share (a):
         Basic                                     $       (0.12)             (0.02)            0.00             0.01
                                                     =============   ================   =============      ===========
         Diluted                                   $       (0.12)             (0.02)            0.00             0.01
                                                     =============   ================   =============      ===========

       1999
       Net sales                                   $    5,973,170          6,525,644       4,781,389        5,542,226
       Gross profit                                     2,203,412          2,241,820       1,485,783        1,857,164
       Net loss                                          (145,617 )         (307,120 )    (1,041,584 )     (1,202,934 )
       Loss per share (a):
         Basic                                     $        (0.02 )            (0.04 )         (0.14 )          (0.17 )
                                                     =============   ================   =============      ===========
         Diluted                                   $        (0.02 )            (0.04 )         (0.14 )          (0.17 )
                                                     =============   ================   =============      ===========
(a)      Income (loss) per share is computed independently for each of the quarters. Therefore, the income (loss) per share for the four quarters may not equal the annual income (loss) per share data.



(13) Private Placements
     On December 29, 2000, the Company sold 800,000 shares of its Common Stock to the State of Wisconsin Investment Board for the sum of approximately $4.5 million dollars, net of investment offering costs. The shares sold at $6.25 per share, a premium of $0.75 to the market.

     On April 2, 2001 and April 17, 2001, the Company sold an aggregate of 1,230,770 shares of its common stock, at a purchase price of $6.50 per share, to Special Situations Fund III, LP, Special Situations Cayman Fund, LP, Special Situations Private Equity Fund, LP, and Special Situations Technology Fund, LP, pursuant to a Common Stock Purchase Agreement dated March 30, 2001. The April 2, shares were sold at a $0.81 per share discount, while the shares issued on April 17, sold at a $0.11 premium to market.

     On April 17, 2001, the Company sold an aggregate of 307,692 shares of its common stock, at a purchase price of $6.50 per share, to the State of Wisconsin Investment Board, pursuant to a Common Stock Purchase Agreement dated April 16, 2001. The shares sold at a $0.11 premium to market.





                       KVH INDUSTRIES, INC. AND SUBSIDIARY

              Notes to Consolidated Financial Statements, Continued


     On May 1, 2001, the Company sold 76,923 shares of its common stock, at a purchase price of $6.50 per share, to Mr. Austin Marxe. The shares sold at a $0.35 discount to market.

     The Company concluded its private financing on May 25, 2001, with the issuance and sale of 615,384 shares of its common stock, at a purchase price of $6.50 per share, to the Massachusetts Mutual Life Insurance Company. The shares sold at a $1.46 discount to market.

     In total, the Company realized net proceeds of $17.5 million, to fund advanced research into photonics and mobile satellite communications and operations. The investment banking fee-included issuance of 151,538 warrants to purchase common shares at the purchase price of each private placement.



Schedule II

                              KVH INDUSTRIES, INC.

                        Valuation and Qualifying Accounts


           Description             Balance at Beginning   Additions Charged     Deductions from     Balance at End of
                                          of Year         to Cost or Expense        Reserve                Year
------------------------------------------------------------------------------------------------------------------------
Deducted from accounts receivable for doubtful accounts, (dollar amounts in thousands).
               2001                        $ 84                   25                  (41)                  68
               2000                        $ 101                  18                  (35)                  84
               1999                        $ 92                   67                  (58)                 101


                          INDEPENDENT AUDITORS' REPORT


     The Board of Directors and Shareholders
     KVH Industries, Inc.:

     Under the date of February 7, 2002, we reported on the consolidated balance sheets of KVH Industries, Inc., and subsidiary as of December 31, 2001 and 2000 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2001, as contained in the annual report on Form 10-K for the year 2001. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule listed in Item 14(a)(2). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

     In our opinion, such financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.






     /s/ KPMG LLP

     Providence, Rhode Island
     February 7, 2002

Exhibit 23.1




                              ACCOUNTANTS' CONSENT


     The Board of Directors
     KVH Industries, Inc.:

     We consent to incorporation by reference in the Registration Statement Nos. 333-08491 and 333-67556 on Form S-8 and Nos. 333-63098, 333-62064,
     333-60026 and 333-55300 on Form S-3, of our reports dated February 7, 2002, relating to the consolidated balance sheets of KVH Industries, Inc., and subsidiary as of December 31, 2001 and 2000 and the related consolidated statements of operations, stockholders' equity, and cash flows and related schedule for each of the years in the three-year period ended December 31, 2001, which reports on the consolidated financial statements and on the related schedule are included in the Annual Report on Form 10-K of KVH Industries, Inc., for the year ended December 31, 2001.





     /s/ KPMG LLP

     Providence, Rhode Island
     March 19, 2001