Form 10-Q
period 2002-03-31
KVH INDUSTRIES INC \DE\
filed 2002-04-26
CIK 1007587

2



                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended March 31, 2002

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


                                (401) 847 - 3327
               (Registrant' telephone number, including area code)



  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __



  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

       Date                    Class                          Outstanding shares
  April 19, 2002   Common Stock, par value $0.01 per share         10,995,426

                      KVH INDUSTRIES, INC., AND SUBSIDIARY
                                      INDEX

                                                                                        Page No.
 PART I.   FINANCIAL INFORMATION

        ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                 Consolidated Balance Sheets as of March 31, 2002, and
                 December 31, 2001                                                        3

                 Consolidated Statements of Operations for the three
                 months ended March 31, 2002 and 2001                                     4

                 Consolidated Statements of Cash Flows for the three
                 months ended March 31, 2002 and 2001                                     5

                 Notes to Consolidated Financial Statements                               6


        ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS                            7

 PART II.  OTHER INFORMATION

        ITEM 1. LEGAL PROCEEDINGS                                                        16

        ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                         16

 SIGNATURES                                                                              18


Part I. Financial Information

Item 1.  Financial Statements.

                                          KVH INDUSTRIES, INC., AND SUBSIDIARY
                                               CONSOLIDATED BALANCE SHEETS

                                                                                   March 31, 2002       December 31, 2001
                                                                                    (Unaudited)             (Audited)
                                                                                  -----------------    ---------------------

Assets:
    Current assets:
        Cash and cash equivalents                                                 $    9,073,634            11,240,893
        Accounts receivable, net                                                       6,971,414             6,026,689
        Costs and estimated earnings
            In excess of billings on uncompleted contracts                               395,092               482,486
        Inventories                                                                    5,126,771             4,124,203
        Prepaid expenses and other deposits                                              425,868               406,866
        Deferred income taxes                                                            603,299               637,799
                                                                                    -------------         -------------

            Total current assets                                                      22,596,078            22,918,936
                                                                                    -------------         -------------

        Property and equipment, net                                                    7,566,370             7,431,287
        Other assets, less accumulated amortization                                      540,693               573,849
        Deferred income taxes                                                          2,238,430             2,238,430
                                                                                    -------------         -------------

                Total assets                                                      $   32,941,571            33,162,502
                                                                                    =============         =============

Liabilities and stockholders' equity:
    Current liabilities:
        Current portion long-term debt                                            $       86,974                86,974
        Accounts payable                                                               3,214,322             2,084,507
        Accrued expenses                                                               1,177,421             1,143,790
        Customer deposits                                                                587,165               903,853
                                                                                    -------------         -------------

            Total current liabilities                                                  5,065,882             4,219,124
                                                                                    -------------         -------------

        Long-term debt                                                                 2,676,576             2,697,147
                                                                                    -------------         -------------

                Total liabilities                                                      7,742,458             6,916,271
                                                                                    -------------         -------------

    Stockholders' equity:
        Common stock                                                                     109,874               109,612
        Additional paid-in capital                                                    34,576,992            34,478,002
        Accumulated deficit                                                           (9,487,753 )          (8,341,383 )
                                                                                    -------------         -------------

            Total stockholders' equity                                                25,199,113            26,246,231
                                                                                    -------------         -------------

                Total liabilities and stockholders' equity                        $   32,941,571            33,162,502
                                                                                    =============         =============


                                    See accompanying Notes to Consolidated Financial Statements.




                                                     KVH INDUSTRIES, INC. AND SUBSIDIARY
                                                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                 (Unaudited)

                                                                         Three months ended
                                                                              March 31,
                                                                     2002                    2001
                                                              -------------------      -----------------

              Net sales                                        $       9,641,513              8,132,671
              Cost of sales                                            5,357,407              5,009,173
                                                                -----------------      -----------------
              Gross profit                                             4,284,106              3,123,498

              Operating expenses:
                  Research and development                             2,333,699              1,744,205
                  Sales and marketing                                  2,318,264              2,248,332
                  General and administrative                             719,340                638,251
                                                                -----------------      -----------------
                     Loss from operations                             (1,087,197)            (1,507,290)

              Other expense:
                  Other expense                                            2,024                 22,335
                  Interest expense, net                                   22,649                  7,741
                                                                -----------------      -----------------
                      Loss before income taxes                        (1,111,870)            (1,537,366)

              Income taxes (note 4)                                       34,500                     _
                                                                -----------------      -----------------
                      Net loss                                 $      (1,146,370)            (1,537,366)
                                                                =================      =================

              Per share information:

              Loss per share:
                  Basic                                        $           (0.10)                 (0.18)
                  Diluted                                      $           (0.10)                 (0.18)

              Number of shares used in per share calculation:
                  Basic                                               10,973,616              8,626,470
                  Diluted                                             10,973,616              8,626,470


                            See accompanying Notes to Consolidated Financial Statements.




                      KVH INDUSTRIES, INC., AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                                                            Three months ended
                                                                                                 March 31,
                                                                                        2002                  2001
                                                                                    -------------         -------------

Cash flow from operations:

        Net loss                                                                  $   (1,146,370)          (1,537,366)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
    Depreciation and amortization                                                        372,775               297,555
    Decrease in deferred income taxes                                                     34,500                    --
    (Increase) decrease in accounts and contract receivables, net                       (944,725)            1,802,264
    Decrease in costs and estimated earnings in excess of
       billings on uncompleted contracts                                                  87,394               100,460
    Increase in inventories                                                           (1,002,568)             (490,968)
    Increase in prepaid expenses and other deposits                                      (19,002)             (198,108)
    Increase in accounts payable                                                       1,129,815               978,646
    Increase in accrued expenses                                                          33,631               627,581
    Decrease in customer deposits                                                       (316,688)               (7,712)
                                                                                    -------------         -------------
        Net cash (used in) provided by operating activities                           (1,771,238)            1,572,352
                                                                                    -------------         -------------

Cash flow from investing activities:
    Capital expenditures                                                                (474,702)             (366,974)
                                                                                    -------------         -------------
        Net cash used in investing activities                                           (474,702)             (366,974)
                                                                                    -------------         -------------

Cash flow from financing activities:
    Repayment of bank line of credit                                                          --              (598,865)
    Repayments of long-term mortgage debt                                                (20,571)              (17,737)
    Costs related to the sale of common stock                                                 --               (28,664)
    Proceeds from exercise of stock options                                               99,252                10,452
                                                                                    -------------         -------------
        Net cash provided by (used in) financing activities                               78,681              (634,814)
                                                                                    -------------         -------------

        Net (decrease) increase in cash and cash equivalents                          (2,167,259)              570,564
                                                                                    -------------         -------------

Cash and cash equivalents at beginning of period                                      11,240,893             5,411,460
                                                                                    -------------         -------------

Cash and cash equivalents at end of period                                        $    9,073,634             5,982,024
                                                                                    =============         =============
Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                                      $       55,457                37,874
    Cash paid during the period for income tax                                    $           --                    --

                                     See accompanying Notes to Consolidated Financial Statements.

                       KVH INDUSTRIES, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                             March 31, 2002 and 2001
                                   (Unaudited)

(1) The accompanying consolidated financial statements of KVH Industries, Inc. and subsidiary (the "Company") for the three-month periods ended March 31, 2002 and 2001 have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The consolidated financial statements presented have not been audited by independent public accountants, but they include all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations, and cash flows for such periods. These consolidated financial statements do not include all disclosures associated with annual financial statements and accordingly should be read in conjunction with our consolidated financial statements and notes included in the Company's Annual Report on Form 10-K dated March 20, 2002, as filed with the Securities and Exchange Commission. Copies of our Form 10-K are available upon request. Our results for the three months ended March 31, 2002 are not necessarily indicative of operating results for the remainder of the year.

(2) Inventories at March 31, 2002 and December 31, 2001 include the costs of material, labor, and factory overhead. Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                                    March 31,            December 31,
                                      2002                  2001
     Raw materials            $     3,336,188            2,675,890
     Work in process                  153,196                4,749
     Finished goods                 1,637,387            1,443,564
                                --------------         ------------
                              $     5,126,771            4,124,203
                                ==============         ============

Defense project inventories are included in the balance sheet caption "Costs and estimated earnings in excess of billings on uncompleted contracts." Defense project inventory was $18,879 at December 31, 2001.

(3) On January 11, 1999, we entered into a mortgage loan in the amount of $3,000,000 with a life insurance company. The note term is 10 years, with a principal amortization of 20 years at a fixed interest rate of 7%. Land, building, and improvements secure the mortgage loan. The monthly mortgage obligation is $23,259, including interest and principal. Due to the difference in the term of the note and the amortization of the principal, a balloon payment of $2,014,716 is due on February 1, 2009. As of March 31, 2002, $2,763,550
remained outstanding.

On March 27, 2000, we entered into a $5,000,000 asset-based, three-year, revolving loan facility with interest at the prime bank lending rate plus 1%. Unused portions of the revolving credit facility accrue interest at an annual rate of 50 basis points. Funds are advanced based upon an asset availability formula that includes our eligible accounts receivable and inventory. The availability formula sets aside a fixed amount of qualified assets that may not be borrowed against. We may terminate the loan prior to the full term, if we elected to pay specified termination fees. As of March 31, 2002, $5,000,000 was available to borrow under the line, with no balances outstanding.

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

Item 1.  Financial Statements  (continued).

The Company has established a valuation allowance for deferred tax assets for the three month period ended March 31, 2002, in the amount of $477,595 based upon an annual projected effective income tax rate of 39% and accumulated losses through March 31, 2002. The Company does not believe, based upon historical losses and its expectations for lack of profitability in the near term due to increased spending on research and development projects, that it is more likely than not that its operating income will be sufficient to fully utilize the net operating loss generated in the three months ended March 31, 2002.

(5) Net loss per common share. The computation of the net loss per common share for the three-month periods ended March 31, 2002 and 2001 excludes the effect of potential common stock, as the effect would be anti-dilutive. The following is a reconciliation of the weighted-average number of shares outstanding used in the computation of the basic and diluted loss per common share:

                                                       Three months ended
                                                           March 31,
                                                 -----------------------------
                                                   (Amounts in thousands,
                                                   except per share data)
                                                    2002                2001
                                                 ------------    ------------
 Calculation of net loss per share - basic
 Net loss                                      $      (1,146)         (1,537)
                                                 ============    ============
 Shares:
 Common shares outstanding                            10,974           8,626
                                                 ============    ============


 Net loss per common share - basic             $       (0.10)          (0.18)
                                                 ============    ============

 Calculation of net loss per share - diluted
 Net loss                                      $      (1,146)         (1,537)
                                                 ============    ============
 Shares:
 Common shares outstanding                            10,974           8,626
                                                 ------------    ------------
 Average common and equivalent shares
   outstanding                                        10,974           8,626
                                                 ============    ============


 Net loss per common share - diluted           $       (0.10)          (0.18)
                                                 ============    ============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

"Safe Harbor" statement under the Private Securities Litigation Reform Act of 1995.
With the exception of historical information, the matters discussed in this Quarterly Report on Form 10-Q include certain forward-looking statements that are subject to certain risks and uncertainties that could cause actual results to differ materially from those stated. These forward-looking statements reflect management's opinions only as of the date hereof, and KVH Industries, Inc. assumes no obligation to update this information. Risks and uncertainties include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward-looking Statements - `Risk Factors.'" Shareholders of the Company are cautioned not to place undue reliance on forward-looking statements made in the Quarterly Report on Form 10-Q. This report should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K dated March 20, 2002. These reports are filed with the Securities and Exchange Commission and copies are available from the Company upon request or through the Company's web site at www.kvh.com.

Company Overview
KVH Industries designs and manufactures products that enable mobile communication, defense navigation, and direction sensing through the use of its proprietary mobile satellite antenna and fiber optic technologies. KVH is an established company with existing product lines that drive consistent revenue growth, positioning the Company as the leader in the marine and land mobile satellite communications and defense land vehicle navigation markets. In late 2000 we began research into low-profile satellite antennas and in-fiber modulators to extend our reach in mobile satellite communications and enter the fiber optic infrastructure markets. To fund these efforts, the Company carried out a series of private placements that raised $17.5 million, net of transaction costs.

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

Fiber Optics
Since acquiring the fiber optic assets of Andrew Corporation in 1997, KVH has invested in and completed the development of its proprietary EoCore(R) line of fiber optic gyros (FOGs), and successfully integrated them into the Company's existing products. KVH produces both optical fiber and optical subassemblies for integration with its products or for original equipment manufacturer's (OEM) applications. Our integrated manufacturing process ensures the highest level of quality, resulting in production yields that are significantly higher than the industry average. Our fiber optic technology is being applied to an array of applications in different markets and has enhanced the precision and durability of our products.

Defense Applications
The military's evolving combat strategy places a premium on the precision vehicle navigation critical for rapid deployments, high-speed maneuvers, and digital battlefield coordination. KVH Industries' TACNAV(TM) integrated tactical navigation systems offer every military vehicle and force commander - whether in a command, support, or combat vehicle - 100% availability of position and other tactical data, even if the Global Positioning System (GPS) is disrupted or jammed. In addition to interfacing with the onboard GPS, TACNAV consolidates onboard tactical data and transmits the data via digital Battlefield Management Systems (BMS) to the force commander and the other units in the field, enhancing operational efficiency and coordination. KVH is a leading supplier of integrated navigation and targeting systems worldwide, with systems aboard more than 7,000 vehicles. KVH offers multiple variants of the TACNAV system using both KVH FOGs and digital compasses, providing complete operational support for virtually the entire spectrum of military vehicles through a low-cost, integrated solution. KVH's fiber optic rotation rate sensors also meet the emerging need among military forces for drone and unmanned aerial vehicle (UAV) navigation, and turret stabilization. Our sensors offer improved precision and reliability over existing systems at a lower cost, providing KVH a significant competitive advantage.

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

Marine and RV Applications
Since the introduction of the first TracVision satellite TV antenna in 1994, the Company has continued to refine its TracVision products, resulting in smaller, lower cost antennas with higher levels of performance. KVH's proprietary integrated Digital Video Broadcast (DVB) technology allows its antennas to receive signals from high-powered digital television services like DIRECTV(R), as well as virtually any DVB satellite service worldwide, including the DISH Network(TM) and ExpressVu in North America; DIRECTV Latin America in Central and South America; Astra, Hotbird, Thor, Sirius, and Hispasat in Europe; and Arabsat in Africa and the Middle East. Platforms using our TracVision satellite television antennas include pleasure and commercial marine craft as well as moving or stationary RVs, motor coaches, vans, and long-haul trucks.

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

In October 2001, KVH announced that it had signed an exclusive agreement with Bell ExpressVu to distribute the DirecPC(R) satellite Internet service to mobile customers in the United States. KVH then introduced its TracNet(TM) mobile high-speed Internet system for the maritime and land mobile markets, making KVH the only company to offer mobile, two-way access to high-speed Internet services to vessels and vehicles in and around North America. TracNet shipments began in the second quarter of 2002. TracNet is fully compatible with all of KVH's DVB satellite TV antenna systems and allows mobile users to surf the Internet at speeds up to 400 kilobits per second (Kbps).

Automotive Applications
The tremendous acceptance and expansion of multimedia systems aboard vehicles has created a need for a system that will provide live programming and high-speed Internet for these video systems. The KVH mobile broadband research initiative is directed toward the development of a low-profile satellite TV antenna that will provide in-motion access to high-speed, two-way Internet and satellite television services for the video and computer systems aboard automobiles and other vehicles. The first phase of the mobile broadband effort is to build a low-profile satellite TV antenna suitable for use aboard SUVs and minivans. Subject to the timely completion of this development effort, we anticipate that the low-profile antenna will be introduced to the market late in the second half of 2002.

Marine Satellite Communications Applications
KVH is also a leading provider of marine satellite communications systems. Our fully stabilized Tracphone systems equip pleasure and commercial marine vessels with two-way voice, fax, and e-mail with global coverage provided by the satellite constellation operated by Inmarsat (the International Maritime Satellite Organization). With more than 20 years experience, Inmarsat is the largest and most successful mobile communications company, serving marine, land mobile, and aeronautical customers worldwide. Inmarsat now supports links for phone, fax, and data communications at up to 64 Kbps to more than 210,000 ships, vehicles, aircraft, and portable terminals.


Results of Operations

Net loss per share - Losses for the three-month periods ended March 31 were $1.1 million or $0.10 per share in 2002 and $1.5 million or $.18 per share in 2001. The first quarter 2002 net loss reduction of 25% from the prior year was made up of three factors: increased defense and communications revenues; improvements in cost of sales; and offsetting increases in research spending. Research spending in the quarter included $1.1 million to support our photonic fiber and low-profile satellite antenna programs; an amount slightly higher than the first quarter's net loss. We believe that our revenues will begin to accelerate during 2002 resulting in profitable operations that could occur as early as the second quarter of this year. Our ability to achieve profitability is dependent upon the timing of defense orders, the continuation of favorable sales trends for our communications products and the successful completion of our photonic fiber and low-profile satellite antenna research.

Net sales - Net sales for the first quarter of 2002 were $9.6 million, an increase of 19% over last year's first quarter sales of $8.1 million. Positive results in our defense and communications products were offset by delayed shipment of fiber optic products in the first quarter. Defense revenues doubled from the prior year to $2.2 million, although we continued to experience timing delays in the placement of defense orders. We are very encouraged by the acceptance of our defense-related products and our order backlog for the second quarter of 2002 is approximately $3.0 million. First quarter communications sales increased to $5.9 million, a 29% increase from the prior year's result of $4.6 million. Communications product volumes are growing in response to broader distribution of our products by larger national distributors, a wider acceptance of satellite products by consumers, and the general economic recovery. We anticipate continued growth of our communications products throughout the remainder of 2002 as we expand our product offerings, benefit from our stronger distribution networks and broaden our market presence as an OEM supplier to recreational vehicle manufacturers. Fiber optic sales in the first quarter declined 51% to $0.5 million from $1.0 million in 2001. Scheduled first quarter fiber optic shipments were delayed due to protracted negotiations related to a product specification, resulting in the shipment of the order in the second quarter of 2002. Fiber optic backlog for the second quarter of 2002 is roughly $1.2 million, and we believe that fiber optic sales will accelerate throughout 2002. Our outlook for the remainder of 2002 is encouraging, and we continue to forecast total 2002 revenue growth within a range of 30% to 40% above 2001 results.

Gross profit - Gross profit is comprised of revenues less the cost of materials, direct labor, manufacturing overheads, and warranty costs. First quarter gross profit increased 37% in 2002 to $4.3 million from $3.1 million in 2001. Gross profit as a percentage of net sales increased to 44% in 2002 from last year's 38% of sales. The 2002 first quarter gross profit improvement resulted from a doubling of higher margin defense shipments, continued improvements in our direct product costs and a decrease in manufacturing overhead spending that dropped our overhead rate to 13% of sales from 17% in 2001. We anticipate that the first quarter's gross margin percentage will continue throughout 2002, contingent upon achievement of our current defense sales forecast, more efficient utilization of our fiber optics manufacturing facility and projected direct product cost improvements.

Operating expenses - Research and development expense increased by $0.6 million or 34% in the first quarter of 2002 to $2.3 million from $1.7 million in the first quarter of 2001. This R&D increase is due to significant research investments in our photonic fiber and low-profile mobile broadband antenna systems, which amounted to $1.1 million for the first quarter, and a reduction in externally funded research. Project spending is estimated to continue at current spending levels through the second quarter of this year and thereafter begins to decline as we reduce our reliance upon outside consultants. We anticipate that our funded engineering activities will gain momentum beginning in the third quarter and continue for the remainder of the year, offsetting internal research costs. Project spending decreases and external customer funding are projected to reduce spending to roughly 16% of sales by year-end.

Sales and marketing expense grew 3% to $2.3 million from last year's first quarter spending of $2.2 million. Spending increases were primarily related to increased outside sales representative commissions that resulted from a doubling of defense sales and a 29% increase in our communications revenues. We anticipate that marketing and sales expense will grow in dollar terms as sales volumes increase, but decline as a percentage of revenues to roughly 23% by the end of 2002.

General and administrative first quarter 2002 expenses increased $0.1 million to $0.7 million from the last year's first quarter spending of $0.6 million. Spending growth was primarily due to increased wages, travel and office supplies. Administrative costs are expected to rise slightly throughout the year, but remain relatively stable at 7% of sales.

Income tax expense - Our quarterly domestic income tax benefit was fully reserved and, accordingly, does not offset our domestic operating loss. As a result, our quarterly domestic net loss increased by approximately $0.5 million or $0.04 per share, which equals the amount of valuation allowance allocated to our quarterly domestic loss. We have allocated income tax expense of $35 thousand to our non-domestic operating income. Utilizing the guidelines in the Financial Accounting Standards Board's (FASB) Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes," we weighed the operating risks that, should our new product initiatives fail, take longer to complete, or do not generate the anticipated sales volumes necessary to achieve profitability, we could continue to incur domestic losses beyond the current year, resulting in our decision to reserve the current year's domestic income tax benefit associated with our domestic operating loss. In addition, the amount of the deferred tax asset appearing on the balance sheet that is considered realizable could be reduced in the near term if changes occur in the feasibility of certain tax planning strategies.

Liquidity and capital resources

Working capital - Our cash balance was $9.1 million at March 31, 2002. Cash decreased by $2.2 million in the first quarter of 2002 due to accounts receivable growth of $0.9 million in response to a 19% sales increase and inventories rose $1.0 million as we increased raw material purchases and ramped up production to meet forecast sales growth in the second quarter. Our current sales forecast provides for a return to profitability in the second half of this year, however, our projection is predicated on the timing of defense orders, the continuation of favorable sales trends in our communications products and the successful completion of our photonic fiber and low-profile satellite antenna research programs. Based upon the achievement of our profitability goals, we anticipate that our cash burn rate will slow as our operations become profitable and our inventory turns accelerate. We anticipate that existing cash balances will be sufficient to meet our anticipated operating and capital requirements for the remainder of 2002.

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

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. The Company's significant accounting policies are included in Note 1 of the Notes to the Consolidated Financial Statements of our Annual Report on Form 10-K dated March 20, 2002. The significant accounting policies which management believes are the most critical to aid in fully understanding and evaluating the Company's reported financial results include allowance for doubtful accounts, inventory valuation, impairment of long-lived assets and recoverability of deferred tax assets.

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

Contractual Obligations and Other Commercial Commitments
Our contractual commitments consist of a mortgage note payable, facility and equipment leases. The principal repayment of the mortgage note is based upon a 20-year amortization schedule, but the term is 10 years requiring a balloon payment of $2,014,716, due on February 1, 2009. There are no loan to value covenants in the loan that would require early pay-down of the mortgage if the market value of the property should decline. We are also obligated under a multi-year facility lease that terminates in 2005. Our present intention is to renew the facility lease prior to its expiration in 2005. Our operating leases represent vehicle and equipment operating leases. The schedule below reflects our liabilities under these agreements.

                                            Total         2002 - 2004       2005 - 2006        After 2006
                                       ---------------- ----------------  ----------------- -----------------
Mortgage loan                               $2,763,550          259,669            222,218         2,281,663
Facility lease                                $519,512          474,102             45,410                --

Operating leases                               $38,770           38,770                 --                --
                                       ---------------- ----------------  ----------------- -----------------

Total contractual cash obligations          $3,321,832          772,541            267,628         2,281,663
                                       ================ ================  ================= =================

We have not entered into any off-balance sheet commercial commitments such as standby letters of credit, guarantees, and standby repurchase obligations or other commercial commitments.

Other Matters

Recent Accounting Pronouncements
In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144. The Company adopted the provision of SFAS No. 142 as of January 1, 2002, and it did not have a material impact on the consolidated financial statements.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company adopted the provision of SFAS No. 144 on January 1, 2002 and it did not have a material impact on the consolidated financial statements.

Inflation. The Company believes that inflation has not had a material effect on its results of operations.

Forward-looking Statements - Risk Factors
This "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements that are subject to a number of risks and uncertainties. There are important factors that could cause actual results to differ materially from those anticipated by our previous statements.

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

The success of the TracNet Mobile High-speed Internet Service Depends on the Performance and Quality of Other service Providers The new TracNet service is designed to provide mobile high-speed Internet access to vehicles and vessels throughout North America and as far as 100 miles off the coast. TracNet's successful operation depends on the use of KVH's antenna and other components with services and equipment of other suppliers. Specifically, TracNet will rely upon the service offered by the satellite Internet provider (Bell ExpressVu of Canada), as well as the equipment and services of cellular and satellite return link communications suppliers. Globalstar Satellite Communications Services, which KVH intends to use as the satellite return link supplier for TracNet, filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code on February 15, 2002, and currently is operating its business as a debtor-in-possession. Should Globalstar or one of the other vendors integral to TracNet's operation be unable to fulfill its obligations, KVH will seek an alternate supplier and carry out any necessary hardware and software retrofits or upgrades that may be required to ensure the continued operation of the TracNet system. In such an event, KVH may not be able to identify and enter into appropriate agreements with replacement suppliers.

Pricing of Our Mobile Satellite Communications Products is Critical to Product Acceptance The success of our mobile broadband project depends upon our ability to develop a technologically advanced antenna at an acceptable price for the automotive marketplace. To date, phased-array antennas have been developed at prices far in excess of what is practical in the automotive marketplace. There can be no assurance that we can engineer a phased-array solution within the pricing and technical parameters necessary to be successful in the automotive marketplace.

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

Research and Development Expenditures Could Result in Continuing Operating Losses For the past four years we have made significant investments in research and development that have contributed to operating losses in each of those years. In May 2001, we completed a series of private placements that raised $17.5 million, net of transaction costs, to accelerate our research into two key product areas, photonic fiber and mobile broadband. Project development expenditures amounted to $4.5 million in 2001 and $1.1 million in the first quarter of 2002, resulting in operating losses. Our expectation is that, as the R&D efforts conclude, our R&D spending will decrease, positively impacting operating results. If 2002 projected R&D project expenditures are extended beyond our current projections of $2.9 million for the remainder of this year or the introduction of these products is delayed, it will slow our anticipated return to profitability. Should we continue to accelerate spending beyond current budgeted levels for 2002 we could continue to experience operating losses and negative cash flows.

Future Sales Growth Depends on the Continued Expansion of Satellite Communications Revenues To date, the Company's growth has been sustained by a consistent expansion of our satellite communications sales. Our future satellite communications sales growth will be based to a considerable extent upon the successful introduction of new mobile satellite communications products for use in marine and land applications. Our success depends heavily on rapid completion of new products, particularly for worldwide Internet and data applications. However, poor consumer confidence and/or economic conditions could depress product demand. Our success also depends on external variables such as consumers' access to satellite communication services, which may be hindered because satellite launches and new technology are expensive and subject to failures, depressing demand for our products.

Defense-related Sales Could be Adversely Affected by Political and International Events Recent world events and a shift in military planning to favor rapid deployment and lighter vehicles put a premium on precision navigation, a feature offered by KVH's integrated tactical navigation systems. Based on our shippable backlog in 2002 and current military procurement schedules, we anticipate a doubling of our defense-related revenues, which is required for a return to profitability. However, this growth could be adversely affected by: delays in the current military procurement schedule; an unexpected shift or reallocation of anticipated funding for military programs; delays in the testing and acceptance of our technological solutions by the military; and sales cycles that are long and difficult to predict.

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

General Economic Conditions and Current Economic and Political Uncertainty Could Adversely Affect the Company The Company's operating performance depends significantly on general economic conditions. Demand for some of the Company's consumer-oriented products displayed slower-than-anticipated growth as a result of worsening global economic conditions. Continued uncertainty about future economic conditions has also made it increasingly difficult to forecast future operating results. Should global and regional economic conditions fail to improve or continue to deteriorate, demand for the Company's products could be adversely affected, as could the financial health of its suppliers, distributors, and resellers. The terrorist attacks that took place on September 11, 2001, have created many economic and political uncertainties and have had a strong negative impact on the global economy. The long-term effects of the September 11, 2001, attacks on the Company's future operating results and financial condition are unknown.

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

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

 Number         Description                                                                                            Note

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
(Continued)




Number          Description                                                                                            Note

 10.18          Amendment to Registration Rights Agreement dated January 25, 1988, by and among the
                Company, Fleet Venture Resources, Inc., and Fleet Venture Partners I and certain stockholders of
                the Company                                                                                             (1)
 10.19          Amendment to Registration Rights Agreement dated October 25, 1988, by and among the
                Company and certain stockholders of the Company                                                         (1)
  10.20         Amendment to Registration Rights Agreement dated July 21, 1989, by and among the Company
                and certain stockholders of the Company                                                                 (1)
  10.21         Third Amendment to Registration Rights Agreement dated November 3, 1989, by and among the
                Company and certain stockholders of the Company                                                         (1)
 10.28          Technology License Agreement dated December 22, 1992, between the Company and Etak, Inc.                (1)
  10.29         Agreement dated September 28, 1995, between the Company and Thomson Consumer Electronics, Inc.          (1)
 10.31          Agreement regarding Technology Affiliates Program between Jet Propulsion Laboratory and
                the Company                                                                                             (1)
 10.32          Purchase and Sale Agreement dated March 18, 1996, 50 Enterprise Center, Middletown, Rhode
                Island between the Company and SKW Real Estate Limited Partnership                                      (2)
 10.33          Fifth Modification to Credit Agreement and Revolving Note dated August 8, 1996, between the
                Company and Fleet National Bank
 10.34          Andrew Corporation Asset Purchase and Warrant Agreement                                                 (3)
 10.35          Sixth Modification to Credit Agreement and Revolving Note dated September 29, 1998, between
                the Company and Fleet National Bank                                                                     (3)
 10.36          Seventh Modification to Credit Agreement and Revolving Note dated July 30, 1999, between the
                Company and Fleet National Bank                                                                         (5)
 10.37          Eighth Modification to Credit Agreement and Revolving Note dated October 29, 1999, between
                the Company and Fleet National Bank                                                                     (5)
  10.38         Loan and Security Agreement dated March 27, 2000, between the Company and Fleet Capital
                Corporation                                                                                             (5)
  10.39         Common Stock Purchase Agreement between KVH Industries, Inc., and Special Situations Fund,
                III, L.P., Special Situations Cayman Fund, L.P., Special Situations Private Equity Fund, L.P. and
                Special Situations Technology Fund, L.P. dated March 30, 2001                                           (7)
  10.40         Common Stock Purchase Agreement between KVH Industries, Inc. and the State of Wisconsin
                Investment Board pursuant to a Common Stock Purchase Agreement dated April 16, 2001                     (7)
  10.41         Common Stock Purchase Agreement between KVH Industries, Inc. and the Massachusetts Mutual
                Life Insurance Company dated May 25, 2001                                                               (7)
10.42           Open End Mortgage, and Security Agreement                                                               (6)
10.43           Tinley Park, Illinois, lease                                                                            (6)
10.44           Private Placement Share Purchase Agreement                                                              (4)
  21.01              List of Subsidiaries of the Company                                                                (1)
23.01    Consent of KPMG LLP


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

There were no reports filed on Form 8-K for this reporting period.





                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        Date: April 26, 2002

                                        KVH Industries, Inc.

                                        By: /s/ Richard C. Forsyth

                                        Richard C. Forsyth
                                        (Duly Authorized Officer and
                                        Chief Financial and Accounting Officer)