Form 10-Q
period 2002-06-30
KVH INDUSTRIES INC \DE\
filed 2002-07-19
CIK 1007587

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended June 30, 2002

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



Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

    Date                           Class                      Outstanding shares


July 9, 2002       Common Stock, par value $0.01 per share        11,030,154

                               KVH INDUSTRIES, INC. AND SUBSIDIARY
                                              INDEX

                                                                        Page No.
  PART I.   FINANCIAL INFORMATION

   ITEM 1. FINANCIAL STATEMENTS

       Consolidated Balance Sheets as of June 30, 2002 and
       December 31, 2001                                                   3

       Consolidated Statements of Operations for the three- and six-
       month periods ended June 30, 2002 and 2001                          4

       Consolidated Statements of Cash Flows for the six-
       month periods ended June 30, 2002 and 2001                          5

       Notes to Consolidated Financial Statements                          6


   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS                  7

  PART II.  OTHER INFORMATION

    ITEM 1. LEGAL PROCEEDINGS                                             16

    ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS               16

    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                              17


  SIGNATURE                                                               19

Part I. Financial Information

Item 1.  Financial Statements.

                                           KVH INDUSTRIES, INC. AND SUBSIDIARY
                                               CONSOLIDATED BALANCE SHEETS

                                                                                   June 30, 2002        December 31, 2001
                                                                                    (Unaudited)             (Audited)
                                                                                  -----------------    ---------------------

Assets:
    Current assets:
        Cash and cash equivalents                                                 $    6,518,863            11,240,893
        Accounts receivable, net                                                       7,684,622             6,026,689
        Costs and estimated earnings
            In excess of billings on uncompleted contracts                               460,470               482,486
        Inventories (note 2)                                                           5,132,578             4,124,203
        Prepaid expenses and other deposits                                              669,019               406,866
        Deferred income taxes (note 4)                                                   551,699               637,799
                                                                                    -------------         -------------
            Total current assets                                                      21,017,251            22,918,936
                                                                                    -------------         -------------

     Property and equipment, net                                                       7,515,677             7,431,287
     Other assets, less accumulated amortization                                         507,537               573,849
     Deferred income taxes (note 4)                                                    2,238,430             2,238,430
                                                                                    -------------         -------------
                Total assets                                                      $   31,278,895            33,162,502
                                                                                    =============         =============

Liabilities and stockholders' equity:
    Current liabilities:
        Current portion long-term debt (note 3)                                   $       86,974                86,974
        Accounts payable                                                               2,262,624             2,084,507
        Accrued expenses                                                               1,334,947             1,143,790
        Customer deposits                                                                361,868               903,853
                                                                                    -------------         -------------
            Total current liabilities                                                  4,046,413             4,219,124
                                                                                    -------------         -------------

    Long-term debt (note 3)                                                            2,656,006             2,697,147
                                                                                    -------------         -------------
                                                                                    -------------
                Total liabilities                                                                            6,916,271
                                                                                       6,702,419
                                                                                    -------------         -------------
                                                                                    -------------

    Stockholders' equity:
        Common stock                                                                     110,301               109,612
        Additional paid-in capital                                                    34,766,065            34,478,002
        Accumulated deficit                                                         (10,299,8900 )          (8,341,383 )
                                                                                    -------------         -------------
            Total stockholders' equity                                                24,576,476            26,246,231
                                                                                    -------------         -------------
                Total liabilities and stockholders' equity                        $   31,278,895            33,162,502
                                                                                    =============         =============


                                    See accompanying Notes to Consolidated Financial Statements.




                                           KVH INDUSTRIES, INC. AND SUBSIDIARY
                                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                                       (Unaudited)

                                                Three months ended                   Six months ended
                                                     June 30,                            June 30,
                                                2002           2001                 2002           2001
                                            -------------  -------------        -------------  -------------

Net sales                                 $   12,641,244      7,829,217           22,282,757     15,961,888
Cost of sales                                  7,321,309      5,007,273           12,678,716     10,016,446
                                            -------------  -------------        -------------  -------------
Gross profit                                   5,319,935      2,821,944            9,604,041      5,945,442

Operating expenses:
Research & development                         2,432,512      2,261,296            4,766,211      4,005,501
Sales & marketing                              2,775,751      1,978,904            5,094,015      4,227,236
Administration                                   813,592        639,794            1,532,932      1,278,045
                                            -------------  -------------        -------------  -------------
Loss from operations                            (701,920 )   (2,058,050 )         (1,789,117 )   (3,565,340 )

Other income (expense):
Other expense                                    (28,632 )      (14,421 )            (30,656 )      (36,756 )
Interest income (expense), net                   (29,985 )       78,575              (52,634 )       70,834
                                            -------------  -------------        -------------  -------------

Loss before income taxes                        (760,537 )   (1,993,896 )         (1,872,407 )   (3,531,262 )

Income tax expense (note 4)                       51,600             --               86,100             --
                                            -------------  -------------        -------------  -------------
Net loss                                  $     (812,137 )   (1,993,896 )         (1,958,507 )   (3,531,262 )
                                            =============  =============        =============  =============

Per share information: (note 5)
Loss per share
Basic                                     $        (0.07 )        (0.19 )              (0.18 )        (0.37 )
Diluted                                   $        (0.07 )        (0.19 )              (0.18 )        (0.37 )

Number of shares used in per share calculation:
Basic                                         11,005,426     10,318,065           10,989,609      9,477,323
Diluted                                       11,005,426     10,318,065           10,989,609      9,477,323




                            See accompanying Notes to Consolidated Financial Statements.


                       KVH INDUSTRIES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                             Six months ended
                                                                                                 June 30,
                                                                                        2002                  2001
                                                                                    -------------         -------------
Cash flow from operations:
        Net loss                                                                  $   (1,958,507 )          (3,531,262 )
Adjustments to reconcile net loss to net cash
   used in operating activities:
    Depreciation and amortization                                                        757,926               609,430
    Provision for deferred taxes (note 4)                                                 86,100                    --
    (Increase) decrease in accounts and contract receivables, net                     (1,657,933 )           1,780,982

    Decrease (increase) in costs and estimated earnings in excess
        of billings on uncompleted contracts                                              22,016              (134,993 )
    Increase in inventories (note 2)                                                  (1,008,375 )              (1,485 )
    Increase in prepaid expenses and other deposits                                     (262,153 )            (345,632 )
    Increase in accounts payable                                                         178,117               203,357
    Increase in accrued expenses                                                         191,157               793,749
    (Decrease) increase in customer deposits                                            (541,985 )              74,263
                                                                                    -------------         -------------
        Net cash used in operating activities                                         (4,193,637 )            (551,591 )
                                                                                    -------------         -------------

Cash flow from investing activities:
    Capital expenditures                                                                (776,004 )            (898,629 )
                                                                                    -------------         -------------

Cash flow from financing activities:
    Repayments of bank line of credit (note 3)                                                --              (598,865 )
    Repayments of long-term debt (note 3)                                                (41,141 )             (35,475 )
    Proceeds from sales of common stock and exercise of stock options                    288,752            12,994,587
                                                                                    -------------         -------------

        Net cash provided by financing activities                                        247,611            12,360,247
                                                                                    -------------         -------------
        Net (decrease) increase in cash and cash equivalents                          (4,722,030 )          10,910,027
                                                                                    -------------         -------------

Cash and cash equivalents at beginning of period                                      11,240,893             5,411,460
                                                                                    -------------         -------------

Cash and cash equivalents at end of period                                        $    6,518,863            16,321,487
                                                                                    =============         =============

Supplement disclosure of cash flow information:
    Cash paid during the period for interest                                      $       55,526               119,807


                           See accompanying Notes to Consolidated Financial Statements.


                       KVH INDUSTRIES, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                             June 30, 2002 and 2001
                                   (Unaudited)


(1) The accompanying consolidated financial statements of KVH Industries, Inc. and subsidiary (the "Company") for the three- and six-month periods ended June 30, 2002 and 2001 have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The consolidated financial statements presented have not been audited by independent public accountants, but they include all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations, and cash flows for such periods. These consolidated financial statements do not include all disclosures associated with annual financial statements and accordingly should be read in conjunction with our consolidated financial statements and notes included in the Company's Annual Report on Form 10-K filed on March 20, 2002, with the Securities and Exchange Commission. Copies of our Form 10-K are available upon request. Our results for the three- and six-months ended June 30, 2002 are not necessarily indicative of operating results for the remainder of the year.

 (2) Inventories at June 30, 2002 and December 31, 2001 include the costs of material, labor, and factory overhead. Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                                June 30, 2002         December 31,
                                                          2001
  Raw materials               $     3,380,077              2,675,890
  Work in process                      54,632                  4,749
  Finished goods                    1,697,869              1,443,564
                                --------------       ----------------
                              $     5,132,578              4,124,203
                                ==============       ================


Defense project inventories are included in the balance sheet caption "Costs and estimated earnings in excess of billings on uncompleted contracts." Defense project inventories amounted to $36,558 and $18,879 at June 30, 2002 and December 31, 2001, respectively. Monthly invoicing of defense contracts, using vouchers or progress billings, allows us to recover project costs as we incur them.

(3) On January 11, 1999, we entered into a mortgage loan in the amount of $3,000,000 with a life insurance company. The note term is 10 years, with a principal amortization of 20 years at a fixed interest rate of 7%. Land, building, and improvements secure the mortgage loan. The monthly mortgage obligation is $23,259, including interest and principal. Due to the difference in the term of the note and the amortization of the principal, a balloon payment of $2,014,716 is due on February 1, 2009. As of June 30, 2002, $2,742,980
remained outstanding.

On March 27, 2000, we entered into a $5,000,000 asset-based, three-year, revolving loan facility with interest at the prime bank lending rate plus 1%. Unused portions of the revolving credit facility accrue interest at an annual rate of 50 basis points. Funds are advanced based upon an asset availability formula that includes our eligible accounts receivable and inventory. The availability formula sets aside a fixed amount of qualified assets that may not be borrowed against. We may terminate the loan prior to the full term, however we would become liable for certain termination fees. No borrowings were outstanding as of June 30, 2002.

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

considered realizable, however, could be reduced in the near term if there are changes in the estimates of future taxable income during the carry-forward period or feasibility of certain tax planning strategies.

An increase in the valuation allowance for deferred tax assets in the amount of $815,603 was recorded to reserve against the tax benefit relating to the quarterly and year-to-date domestic loss for the period ended June 30, 2002. The Company assesses the recoverability of its deferred tax asset quarterly, by considering whether it is more likely than not that some portion or the entire deferred tax asset will be realized. Based on the history of operating losses in its ongoing business and its expectations in the future, the Company has determined that a portion of the deferred tax asset, including the tax benefit related to the domestic losses incurred to date through June 30, 2002, will likely not be recoverable and a valuation allowance has been accordingly established.

(5) Net loss per common share. Common share equivalents to purchase 347,987 and 345,350 shares of common stock for the three and six month periods ended June 30, 2002, have been excluded from the basic and fully diluted calculations of loss per share, as there inclusion would be anti-dilutive. The following is a reconciliation of the weighted-average number of shares outstanding used in the computation of the basic loss per common share:


                                                             Data in thousands, except per share data

                                                           Three months ended            Six months ended
                                                                June 30,                     June 30,
                                                          2002            2001          2002          2001
                                                       ------------    -----------   -----------   -----------

Calculation of loss per share - basic
Net loss                                             $        (812 )       (1,994 )      (1,959 )      (3,531 )
                                                       ============    ===========   ===========   ===========

Shares:
Common shares outstanding                                   11,005         10,318        10,990         9,477
                                                       ============    ===========   ===========   ===========

Net loss per common share - basic                    $       (0.07 )        (0.19 )       (0.18 )       (0.37 )
                                                       ============    ===========   ===========   ===========


Calculation of loss per share - diluted
Net loss                                             $        (812 )       (1,994 )      (1,959 )      (3,531 )
                                                       ============    ===========   ===========   ===========

Shares:
Common shares outstanding                                   11,005         10,318        10,990         9,477
Additional shares assuming conversion of
  stock options and warrants                                    --             --            --            --
Average common and equivalent shares
  outstanding                                               11,005         10,318        10,990         9,477
                                                       ============    ===========   ===========   ===========

Net loss per common share - diluted                  $       (0.07 )        (0.19 )       (0.18 )       (0.37 )
                                                       ============    ===========   ===========   ===========


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Certain information contained in this Quarterly Report on Form 10-Q is forward-looking in nature. All statements included in this Quarterly Report on Form 10-Q or made by management of KVH Industries, Inc., other than statements of historical fact, are forward-looking statements. Examples of forward-looking statements include statements regarding KVH's future financial results, operating results, business strategies, projected costs, products, competitive positions and plans and objectives of management for future operations. In some cases, forward-looking statements can be identified by terminology such as "may," "will," "should," "would," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue," or the negative of these terms or other comparable terminology. Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed in the section entitled "Trends, Risks and Uncertainties." These and many other factors could affect KVH's future financial and operating results, and could cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by KVH or on its behalf. Other risks and uncertainties are disclosed in KVH's prior SEC filings, including its Annual Report on Form 10-K for the year ended December 31, 2001, dated March 20, 2002. Copies of our SEC filings are available from the SEC, from KVH upon request, or on our web site, www.kvh.com.

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

Principal Technologies and Products
KVH employs two key proprietary technologies - fiber optics and mobile satellite antennas - in its products. These technologies allow KVH to address opportunities across a wide spectrum of markets, including defense-related navigation and stabilization, optical telecommunications, and in-motion satellite communications (e.g., vessels, recreation vehicles (RVs), and other vehicles).

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

Defense Applications
The military's evolving combat strategy places a premium on the precision vehicle navigation critical for rapid deployments, high-speed maneuvers, and digital battlefield coordination. KVH Industries' TACNAV(TM) integrated tactical navigation systems offer every military vehicle and force commander - whether in a command, support, or combat vehicle - 100% availability of position and other tactical data, even if the Global Positioning System (GPS) is disrupted or jammed. In addition to interfacing with the onboard GPS, TACNAV consolidates onboard tactical data and transmits the data via digital Battlefield Management Systems (BMS) to the force commander and the other units in the field, enhancing operational efficiency and coordination. KVH is a leading supplier of integrated navigation and targeting systems worldwide, with systems aboard more than 7,000 vehicles. KVH offers multiple variants of the TACNAV system using both KVH FOGs and digital compasses, providing complete operational support for virtually the entire spectrum of military vehicles through a low-cost, integrated solution. KVH's fiber optic rotation rate sensors also meet the emerging need among military forces for drone and unmanned aerial vehicle (UAV) navigation, turret stabilization and guided munitions. Our sensors offer improved precision and reliability over existing systems at a lower cost, providing KVH a significant competitive advantage.

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

Marine Satellite Communications Applications
KVH is also a leading provider of marine satellite communications systems. Our fully stabilized Tracphone systems equip pleasure and commercial marine vessels with two-way voice, fax, and e-mail with global coverage provided by the satellite constellation operated by Inmarsat (the International Maritime Satellite Organization). In June 2002, KVH announced that it would begin selling Inmarsat airtime services to complement its Tracphone line of satellite communications hardware, creating a new, recurring revenue opportunity for the company. With more than 20 years experience, Inmarsat is the largest and most successful mobile communications company, serving marine, land mobile, and aeronautical customers worldwide. Inmarsat now supports links for phone, fax, and data communications at up to 64 Kbps to more than 240,000 ships, vehicles, aircraft, and portable terminals.


Results of Operations

Net loss per share - Net losses for the three and six-month periods ended June 30 were $812,137 or $0.07 per share and $1,958,507 or $0.18 per share in 2002 and $1,993,896 or $0.19 per share and $3,531,262 or $0.37 per share in 2001, respectively. Operating losses reflect ongoing project research expenditures for our photonic fiber and mobile broadband research initiatives. We anticipate that project spending will decline in the second half of this year and as a result we forecast a return to profitability, in the second half of this year.

Net sales - Net sales for this year's second quarter were $12,641,244, an increase of 61% over last year's second quarter's sales of $7,829,217. Quarterly sales gains were due to roughly a five-fold increase in defense shipments and a 74% growth in domestic communications sales over the prior year second quarter. Defense revenue increases are due to foreign military sales, while domestic communications sales growth reflects the success of our large account distribution strategy, and the launch of both the Thrane & Thrane product line and the TracNet mobile Internet product. Year-to-date revenues rose to $22,282,757, a 40% increase from last year's result. Year-to-date sales gains include a doubling of defense shipments and a 53% increase in domestic communication sales. Positive factors that were responsible for year-to-date revenue growth are largely the same as those responsible for second quarter results. Current sales trends remain strong and we continue to forecast annual revenue growth in the 30% - 40% range. Factors that could place our forecast at risk include slower than anticipated defense and fiber optic sales.

Gross profit - Gross profit is comprised of revenues less the cost of materials, direct labor and manufacturing overheads. Second quarter gross profit dollars grew by 89%, while gross profit expressed as a percentage of sales increased to 42% of sales from 36% of sales in the prior year's second quarter. Factors that made up the six point margin improvement included a favorable mix of higher margin defense shipments, that added 1% to last year's profit percentage, and a leveling out of manufacturing overhead spending that added 5% to the gross profit percentage total. Manufacturing overhead spending increased in absolute terms by $198,686 from the prior year's second quarter, but declined as a percentage of revenues by 5%, as manufacturing overhead cost reduction programs took effect and fixed overhead costs per unit declined in response to greater shipment volumes. The same factors that were responsible for the second quarter's favorable result accounted for a positive year-to-date gross profit growth to 43% of sales from last year's 37%. Gross margins are forecast to slowly improve over the remainder of the year based upon continuing manufacturing overhead cost reductions, and sales mix weighted towards higher margin defense products. Factors that could place our forecast at risk include slower than anticipated defense and fiber optic sales.

Operating expenses

Second quarter 2002 research and development expense increased $171,216 to $2,432,512, or 8% from last year's second quarter R&D expense of $2,261,296, while year-to-date spending increased $760,710 to $4,766,211 or 19% above the prior year. R&D increases are due to continuing project investments in our photonic fiber and low-profile mobile broadband antenna development projects. We estimate that R&D expenditures will begin to decrease as we reduce our reliance on outside consultants and gradually reduce project spending as we near the completion of the low-profile antenna project and we begin to scale back our investment in photonic fiber. Based upon our current R&D spending forecast, we anticipate that R&D spending will decline for the remainder of the year as increases in customer-funded research combine with reduced project spending to lower overall R&D expenditures. Factors that could place our forecast at risk include slowness in customer-funding, or unforeseen research project expenses.

Second quarter 2002 sales and marketing expense grew by $796,847 to $2,775,751, a 40% increase from last year's second quarter spending of $1,978,904. Roughly 66% of the second quarter sales spending increase was made up of outside sales representative commissions, which increased by $526,529 from the prior year in response to a 61% quarterly sales increase, while in-house commissions, customer support, the establishment of the Internet services administrative support group and dealer support costs made up the remainder of the marketing and sales spending increase. Year-to-date sales and marketing expenses rose to $5,094,015, an increase of $866,779 or 21% above the prior year's first half. Year-to-date spending increases reflect the spending categories that resulted in the second quarter. We anticipate that sales and marketing expense will decline modestly, from second quarter levels in the third quarter due to one-time second quarter outside representative commissions, and then increase in the fourth quarter proportionately as sales volumes increase.

General and administrative second quarter expenses increased $173,798 to $813,592, or a 27% increase from last year's second quarter spending of $639,794. Non-recurring recruiting and professional fees made up the increase. Year-to-date spending rose $254,886 to $1,532,932, or 20% over the prior year. Annual spending growth reflected the same factors that influenced the second quarter. We believe that administration expense will remain relatively flat for the remainder of the year.


Income tax expense - Our quarterly and year-to-date domestic income tax benefit was fully reserved and, accordingly, does not offset our domestic operating loss. As a result, our quarterly domestic net loss increased by $338,025 or $0.03 per share, and our year-to-date net loss increased $815,620 or $0.07 per share, which equals the amount of valuation allowance allocated to our quarterly and year-to date domestic losses. We have allocated income tax expense of $86,100 to our non-domestic operating income on a year-to-date basis. Utilizing the guidelines in the Financial Accounting Standards Board's (FASB) Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes," we have assessed, based upon historical losses and our expected lack of profitability in the near term, that it is more likely than not that a portion of our deferred tax asset will not be realized and a valuation allowance has accordingly been established. In addition, the amount of the deferred tax asset appearing on the balance sheet that is considered realizable could be reduced in the near term if changes occur in the feasibility of certain tax planning strategies.


Liquidity and Capital Resources

Working capital - Our cash balance was $6.5 million at June 30, 2002. Cash decreased by $2.6 million in the second quarter of 2002 due to accounts receivable growth of $0.7 million in response to a 61% sales increase, decreases in accounts payable and customer deposits totaling $1.2 million and capital expenditures rose $0.3 million. Cash flow from operations is forecast to improve significantly for the remainder of the year, in response to improved operating results, however positive cash flow from operations will be offset by second-half capital expenditures, resulting in an estimated decrease in the June 30, 2002 cash balance of roughly $0.05 million. We anticipate that existing cash balances will be sufficient to meet our anticipated operating and capital going forward.

Other Matters

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

Inventory is valued at the lower of cost or market. The Company continually ensures that slow-moving and obsolete inventory is written down to its net realizable value by reviewing current quantities on hand, actual and projected sales volumes and anticipated selling prices on products. Generally, the Company does not experience issues with obsolete inventory due to the nature of its products being interchangeable with various product offerings. If the Company were not able to achieve its expectations of the net realizable value of the inventory at its current value, the Company would have to adjust its reserves accordingly.

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

                                            Total         2002 - 2004       2005 - 2006        After 2006
                                       ---------------- ----------------  ----------------- -----------------
Mortgage loan                               $2,742,980          239,099            222,218         2,281,663
Facility lease                                $486,400          440,990             45,410                --

Operating leases                               $40,723           37,650              3,073                --
                                       ---------------- ----------------  ----------------- -----------------

Total contractual cash obligations          $3,270,103          717,739            270,701         2,281,663
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

Trends, Risks and Uncertainties

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

If we are delayed in our development of our photonic fiber technology and/or are not first to market with this technology, we may be unable to achieve significant market share in the fiber optic networking market. The marker acceptance of our proposed photonic fiber modulator could also be delayed as a result of ongoing uncertainty in the telecommunications industry. Failure to complete development of our photonic fiber technology will also prevent us from developing a phase shifter based on that technology, which may impair our ability to effectively provide mobile broadband communications services to automobiles through the use of a flat panel, phased-array antenna.

Research and Development Expenditures Could Result in Continuing Operating Losses For the past four years we have made significant investments in research and development that have contributed to operating losses in each of those years. In May 2001, we completed a series of private placements that raised $17.5 million, net of transaction costs, to accelerate our research into two key product areas, photonic fiber and mobile broadband. If 2002 projected R&D project expenditures are extended beyond our current projections for the remainder of this year or the introduction of these products is delayed, it will slow our anticipated return to profitability. Should we continue to accelerate spending beyond current budgeted levels for 2002, we could continue to experience operating losses and negative cash flows.

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

Defense-related Sales Could be Adversely Affected by Political and International Events Recent world events and a shift in military planning to favor rapid deployment and lighter vehicles put a premium on precision navigation, a feature offered by KVH's integrated tactical navigation systems. Based on our shippable backlog in 2002 and current military procurement schedules, we anticipate a doubling of our defense-related revenues, which is required for a return to profitability in 2002. However, this growth could be adversely affected by: delays in the current military procurement schedule; an unexpected shift or reallocation of anticipated funding for military programs; delays in the testing and acceptance of our technological solutions by the military; and sales cycles that are long and difficult to predict.

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

Part II. Other Information

Item 1. Legal Proceedings.

On June 20, 2002 Agility Robotics, Inc. ("Agility") informed us that it had filed a complaint against us in the United States District Court for the District of Minnesota alleging that certain of our products infringe two United States patents owned by Agility. The complaint has not been served on us. Agility has contacted us regarding the possibility of licensing the technology that is subject to the complaint. We have responded by seeking additional information from Agility. We intend to defend ourselves vigorously if Agility serves the complaint and proceeds with the litigation.

In the ordinary course of business, we are party to legal proceedings and claims. In addition, from time to time, the Company has had contractual disagreements with certain customers concerning the Company's products and services, which will not have a material affect on operations or capital resources.

Item 4. Submission of Matters to a Vote of Shareholders


At our 2002 Annual Meeting of Stockholders (the "Annual Meeting") held on May 29, 2002, the Company's stockholders acted upon a proposal to:

         To elect three directors to serve a three-year term, until their successors have been elected.

Martin Kits van Heyningen, Robert W.B. Kits van Heyningen and Werner Trattner were elected to serve as directors for a three year term and until their successors are elected. Arent H. Kits van Heyningen, Mark S. Ain, Stanley K. Honey and Charles R. Trimble continued to serve as a director following the annual meeting.

The results of the voting on the matters presented to stockholders at the Annual Meeting are set forth below:


                                                     Votes
                                          In Favor           Abstentions

    Martin A. Kits van Heyningen         8,007,595              45,230
    Robert W.B. Kits van Heyningen       7,956,000              96,825
    Werner Trattner                      8,010,707              42,118

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

 Number                              Description

    3.1         Restated Certificate of Incorporation of the Company                                                    (1)
    3.5         Amended and Restated By-laws of the Company
  10.01         1986 Executive Incentive Stock Option Plan                                                              (1)
  10.02         Amended and Restated 1995 Incentive Stock Option Plan of the Company                                    (1)
  10.03         1996 Employee Stock Purchase Plan                                                                       (1)
  10.05         Credit Agreement dated September 8, 1993, between the Company and Fleet National Bank                   (1)
  10.06         $500,000 Revolving Credit Note dated September 8, 1993, between the Company and Fleet
                National Bank                                                                                           (1)
  10.07         Security Agreement dated September 8, 1993, between the Company and Fleet National Bank                 (1)
  10.08         Modification to Security Agreement dated May 30, 1994, between the Company and Fleet
                National Bank                                                                                           (1)
  10.09         Second Modification to Credit Agreement and Revolving Credit Note dated May 30, 1994,
                between the Company and Fleet National Bank                                                             (1)
 10.10          Second Modification to Security Agreement dated March 17, 1995, between the Company and
                Fleet National Bank                                                                                     (1)
  10.11         Third Modification to Credit Agreement and Revolving Credit Note dated March 17, 1995,
                between the Company and Fleet National Bank                                                             (1)
 10.12          Third Modification to Security Agreement dated December 12, 1995, between the Company
                and Fleet National Bank                                                                                 (1)
 10.13          Fourth Modification to Credit Agreement and Revolving Credit Note dated December 12, 1995,
                between the Company and Fleet National Bank                                                             (1)
 10.14          Lease dated February 27, 1989, between the Company and Middletown Technology Associates IV              (1)
 10.17          Registration Rights Agreement dated May 20, 1986, by and among the Company and certain
                stockholders of the Company                                                                             (1)
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


(b)  Reports on Form 8-K

There were nor Reports on Form 8-K filed for the period of this report.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   Date: July 19, 2002

                                   KVH Industries, Inc.

                                   By: /s/ Patrick J. Spratt

                                   Patrick J. Spratt
                                   (Duly Authorized Officer and
                                   Chief Financial and Accounting Officer)