Form 10-Q
period 2002-09-30
KVH INDUSTRIES INC \DE\
filed 2002-11-12
CIK 1007587

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

    [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

Commission file number: 0-28082

KVH Industries, Inc.

(Exact name of Registrant as Specified in its Charter)

Delaware	05-0420589
(State or other jurisdiction	(I.R.S.Employer
of incorporation or organization)	Identification No.)
50 Enterprise Center, Middletown, RI 02842 (Address of principal executive offices)
(401) 847—3327 (Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Date	Class	Outstanding shares
October 28, 2002	Common Stock, par value $0.01 per share	11,084,877

KVH INDUSTRIES, INC. AND SUBSIDIARY INDEX

PART I FINANCIAL INFORMATION	Page No.

ITEM 1. FINANCIAL STATEMENTS
Consolidated Balance Sheets as of September 30, 2002 and
December 31, 2001	3
Consolidated Statements of Operations for the three- and nine-
month periods ended September 30, 2002 and 2001	4
Consolidated Statements of Cash Flows for the nine-
month periods ended September 30, 2002 and 2001	5
Notes to Consolidated Financial Statements	6
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS	8
ITEM 4. EVALUATION OF DISCLOSURE CONTROLS & PROCEDURES	16
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS	16
ITEM 5. OTHER INFORMATION	16
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K	17
SIGNATURE	18
2

Part I. Financial Information
Item 1. Financial Statements. KVH INDUSTRIES, INC. AND SUBSIDIARY CONSOLIDATED BALANCE SHEETS
	September 30, 2002 (Unaudited)	December 31, 2001 (Audited)
Assets:
Current assets:
Cash and cash equivalents	$7,554,275	11,240,893
Accounts receivable, net	8,626,087	6,026,689
Costs and estimated earnings
in excess of billings on uncompleted contracts	414,059	482,486
Inventories (note 2)	4,326,041	4,124,203
Prepaid expenses and other deposits	579,535	406,866
Deferred income taxes (note 4)	551,699	637,799

Total current assets	22,051,696	22,918,936

Property and equipment, net	7,540,962	7,431,287
Other assets, less accumulated amortization	474,381	573,849
Deferred income taxes (note 4)	2,238,430	2,238,430

Total assets	$32,305,469	33,162,502

Liabilities and stockholders' equity:
Current liabilities:
Current portion long-term debt (note 3)	$86,974	86,974
Accounts payable	2,969,588	2,084,507
Accrued expenses	1,624,153	1,143,790
Customer deposits	130,320	903,853

Total current liabilities	4,811,035	4,219,124

Long-term debt (note 3)	2,635,435	2,697,147

Total liabilities	7,446,470	6,916,271

Commitments and Contingencies (note 7)
Stockholders' equity:
Common stock	110,790	109,612
Additional paid-in capital	34,917,840	34,478,002
Accumulated deficit	(10,149,947)	(8,341,383)
Accumulated other comprehensive loss (note 6)	(19,684)	--

Total stockholders' equity	24,858,999	26,246,231

Total liabilities and stockholders' equity	$32,305,469	33,162,502

See accompanying Notes to Consolidated Financial Statements.
3

Item 1. Financial Statements (continued). KVH INDUSTRIES, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Net sales	$12,435,313	7,939,402	34,718,070	23,901,290
Cost of sales	6,837,186	5,126,719	19,515,902	15,143,165

Gross profit	5,598,127	2,812,683	15,202,168	8,758,125
Operating expenses:
Research &development	2,230,457	1,722,112	6,996,668	5,727,613
Sales &marketing	2,316,560	2,017,777	7,410,575	6,245,013
Administration	850,191	711,309	2,383,123	1,989,354

Income (loss) from operations	200,919	(1,638,515)	(1,588,198)	(5,203,855)
Other (expense) income:
Other (expense) income	(16,398)	7,950	(47,054)	(28,806)
Interest (expense) income, net	(34,578)	63,321	(87,212)	134,155

Income (loss) before income taxes	149,943	(1,567,244)	(1,722,464)	(5,098,506)
Income tax expense (note 4)	--	--	86,100	--

Net income (loss)	$149,943	(1,567,244)	(1,808,564)	(5,098,506)

Per share information: (note 5)
Earnings (loss) per share
Basic	$0.01	(0.14)	(0.16)	(0.51)
Diluted	$0.01	(0.14)	(0.16)	(0.51)
Number of shares used in per share calculation:
Basic	11,056,374	10,924,145	11,017,596	9,964,896
Diluted	11,356,194	10,924,145	11,017,596	9,964,896
See accompanying Notes to Consolidated Financial Statements.
4

Item 1. Financial Statements (continued). KVH INDUSTRIES, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Nine months ended September 30,
	2002	2001
Cash flow from operations:
Net loss	$(1,808,564)	(5,098,506)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	1,161,500	938,934
Provision for deferred taxes (note 4)	86,100	--
Loss on forward exchange contracts (note 6)	1,865	--
(Increase) decrease in accounts and contract receivables, net	(2,599,398)	815,962
Decrease (increase) in costs and estimated earnings in excess
of billings on uncompleted contracts	68,427	(258,559)
(Increase) decrease in inventories (note 2)	(201,838)	31,292
Increase in prepaid expenses and other deposits	(172,669)	(415,438)
Increase in accounts payable	885,081	131,058
Increase in accrued expenses	458,814	839,604
Decrease in customer deposits	(773,533)	(70,177)

Net cash used in operating activities	(2,894,215)	(3,085,830)
Cash flow from investing activities:
Capital expenditures	(1,171,707)	(1,393,625)

Cash flow from financing activities:
Repayments of bank line of credit (note 3)	--	(598,865)
Repayments of long-term debt (note 3)	(61,712)	(54,157)
Proceeds from sales of common stock and exercise of stock options	441,016	12,979,130

Net cash provided by financing activities	379,304	12,326,108

Net (decrease) increase in cash and cash equivalents	(3,686,618)	7,864,653

Cash and cash equivalents at beginning of period	11,240,893	5,411,460

Cash and cash equivalents at end of period	$7,554,275	13,258,113

Supplement disclosure of cash flow information:
Cash paid during the period for interest	$166,580	142,866
See accompanying Notes to Consolidated Financial Statements.
5

Item 1. Financial Statements (continued).

KVH INDUSTRIES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements
September 30, 2002 and 2001
(Unaudited)

(1)   The accompanying consolidated financial statements of KVH Industries, Inc. and subsidiary (the “Company”) for the three- and nine-month periods ended September 30, 2002 and 2001 have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The consolidated financial statements presented have not been audited by independent public accountants, but they include all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations, and cash flows for such periods. These consolidated financial statements do not include all disclosures associated with annual financial statements and accordingly should be read in conjunction with our consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K filed on March 20, 2002, with the Securities and Exchange Commission. Copies of our Form 10-K are available upon request. Our results for the three- and nine-months ended September 30, 2002 are not necessarily indicative of operating results for the remainder of the year.

(2)   Inventories at September 30, 2002 and December 31, 2001 include the costs of material, labor, and factory overhead. Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

	September 30,2002	December 31,2001
Raw materials Work in process Finished goods Total Inventory	$ 3,014,275 46,697 1,265,069 $ 4,326,041	2,675,890 4,749 1,443,564 4,124,203

Defense project inventories are included in the balance sheet caption “Costs and estimated earnings in excess of billings on uncompleted contracts.” Defense project inventories amounted to $66,558 and $18,879 at September 30, 2002 and December 31, 2001, respectively. Monthly invoicing of defense contracts, using vouchers or progress billings, allows us to recover project costs as we incur them.

(3)   On January 11, 1999, we entered into a mortgage loan in the amount of $3,000,000 with a life insurance company. The note term is 10 years, with a principal amortization of 20 years at a fixed interest rate of 7%. Land, building, and improvements secure the mortgage loan. The monthly mortgage obligation is $23,259, including interest and principal. Due to the difference in the term of the note and the amortization of the principal, a balloon payment of $2,014,716 is due on February 1, 2009. As of September 30, 2002, $2,722,409 remained outstanding.

On March 27, 2000, we entered into a $5,000,000 asset-based, three-year, revolving loan facility with interest at the prime bank lending rate plus 1%. Unused portions of the revolving credit facility accrue interest at an annual rate of 50 basis points. Funds are advanced based upon an asset availability formula that includes our eligible accounts receivable and inventory. The availability formula sets aside a fixed amount of qualified assets that may not be borrowed against. We may terminate the loan prior to the full term, however we would become liable for certain termination fees. The full amount of the loan was available to the Company and no borrowings were outstanding as of September 30, 2002.

(4)   In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. In accordance with the provisions of the Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”, management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. The amount of the deferred tax asset

Item 1. Financial Statements (continued).

considered realizable, however, could be reduced in the near term if there are changes in the estimates of future taxable income during the carry-forward period or feasibility of certain tax planning strategies.

An increase in the valuation allowance for deferred tax assets in the amount of $737,704 was recorded to reserve against the tax benefit relating to the year-to-date domestic loss for the period ended September 30, 2002. The Company assesses the recoverability of its deferred tax asset quarterly, by considering whether it is more likely than not that some portion or the entire deferred tax asset will not be realized. Based on the history of operating losses in its ongoing business and its expectations in the future, the Company has determined that a portion of the deferred tax asset, including the tax benefit related to the year-to-date domestic loss through September 30, 2002, will likely not be recoverable and a valuation allowance has been accordingly established.

(5)   Net income (loss) per common share. Common share equivalents to purchase 253,947 shares of common stock for the nine-month period ended September 30, 2002, have been excluded from the basic and fully diluted calculations of loss per share, as their inclusion would be anti-dilutive. The following is a reconciliation of the weighted-average number of shares outstanding used in the computation of the basic net income (loss) per common share:

	Data in thousands, except per share data
	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Calculation of income (loss) per share - basic
Net income (loss)	$150	(1,567)	(1,809)	(5,099)

Shares:
Common shares outstanding	11,056	10,924	11,018	9,965

Net income (loss) per common share - basic	$0.01	(0.14)	(0.16)	(0.51)

Calculation of income (loss) per share - diluted
Net income (loss)	$150	(1,567)	(1,809)	(5,099)

Shares:
Common shares outstanding	11,056	10,924	11,018	9,965
Additional shares assuming conversion of
stock options and warrants	300	--	--	--

Average common and equivalent shares
outstanding	11,356	10,924	11,018	9,965

Net income (loss) per common share - diluted	$0.01	(0.14)	(0.16)	(0.51)

(6)   Derivative Instruments. A portion of the Company’s forecasted inventory purchases are exposed to foreign currency risk. The Company monitors its foreign currency exposures on an ongoing basis to maximize the overall effectiveness of its foreign currency hedge positions. During the three months ended September 30, 2002, the Company used foreign currency forward contracts as a means of hedging exposure to foreign currency risks. The Company’s foreign currency contracts have been designated and qualify as cash flow hedges under the criteria of Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities” (FAS 133) as amended by Statement No. 137 and 138. FAS 133 requires that changes in fair value of derivatives that qualify as cash flow hedges be recognized in other comprehensive income until transacted, while the ineffective portion of the derivative’s change in fair value be recognized immediately in earnings.

The Company’s cash flow hedges of the forecasted inventory purchases are held for non-trading purposes. At September 30, 2002, the Company entered into monthly contracts maturing from October 2002 to February 2003, purchasing a total of 701,000 Euros over that period, at pre-established rates. The net loss on these contracts, recorded in other comprehensive loss during the quarter ended September 30, 2002, was $19,645. The Company expects to transfer the remaining balance of the loss into the statement of operations by March 31, 2003, the period over which the inventory should be sold.

(7)   Commitments and Contingencies. On June 20, 2002 Agility Robotics, Inc. (“Agility”) informed us that it had filed a complaint against us in the United States District Court for the District of Minnesota alleging that certain of our products infringe three United States patents held by Agility. On October 18, 2002 Agility served the Company, asserting their patent infringement claim against KVH. Agility has contacted us regarding the possibility of licensing the technology that is subject to the complaint. We have responded by seeking additional information from Agility. We intend to defend ourselves vigorously against the Agility complaint.

In the ordinary course of business, we are party to legal proceedings and claims. In addition, from time to time, the Company has had contractual disagreements with certain customers concerning the Company’s products and services, which, we believe, will not have a material affect on operations or capital resources.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain information contained in this Quarterly Report on Form 10-Q is forward-looking in nature. All statements included in this Quarterly Report on Form 10-Q or made by management of KVH Industries, Inc., other than statements of historical fact, are forward-looking statements. Examples of forward-looking statements include statements regarding KVH’s future financial results, operating results, business strategies, projected costs, products, competitive positions and plans and objectives of management for future operations. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” or the negative of these terms or other comparable terminology. Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed in the section entitled “Trends, Risks and Uncertainties.” These and many other factors could affect KVH’s future financial and operating results, and could cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by KVH or on its behalf. Other risks and uncertainties are disclosed in KVH’s prior SEC filings, including its Annual Report on Form 10-K for the year ended December 31, 2001, dated March 20, 2002. Copies of our SEC filings are available from the SEC, from KVH upon request, or on our web site, www.kvh.com.

Company Overview

KVH Industries designs and manufactures products that enable mobile communication, defense navigation, and direction and current sensing through the use of its proprietary mobile satellite antenna and fiber optic technologies. KVH is an established company with existing product lines that drive consistent revenue growth, positioning the Company as the leader in the marine and land mobile satellite communications and defense land vehicle navigation markets.

Principal Technologies and Products

KVH employs two key proprietary technologies – fiber optics and mobile satellite antennas – in its products. These technologies allow KVH to address opportunities across a wide spectrum of markets, including defense-related navigation and stabilization, optical components, and in-motion satellite communications (e.g., vessels, recreation vehicles (RVs), and other vehicles).

Fiber Optics

Since acquiring the fiber optic assets of Andrew Corporation in 1997, KVH has invested in and completed the development of its proprietary EoCore® line of fiber optic gyros (FOGs), and successfully integrated them into the Company’s existing products. KVH produces both optical fiber and optical subassemblies for integration with its products or for original equipment manufacturer’s (OEM) applications. Our fiber optic technology is being applied to an array of applications in different markets and has enhanced the precision and durability of our products.

Defense Applications

The military’s evolving combat strategy places a premium on the precision vehicle navigation that is critical for rapid deployments, high-speed maneuvers, and digital battlefield coordination. KVH Industries’ TACNAV™ integrated tactical navigation systems offer every military vehicle and force commander – whether in a command, support, or combat vehicle – 100% availability of position and other tactical data, even if the Global Positioning System (GPS) is disrupted or jammed. In addition to interfacing with the onboard GPS, TACNAV consolidates onboard tactical data and transmits the data via digital Battlefield Management Systems (BMS) to the force commander and the other units in the field, enhancing operational efficiency and coordination. KVH is a leading supplier of integrated navigation and targeting systems worldwide, fielding more than 8,000 systems worldwide. KVH offers multiple variants of the TACNAV system using both KVH FOGs and digital compasses, providing complete operational support for virtually the entire spectrum of military vehicles through a low-cost, integrated solution. KVH’s fiber optic rate sensors also meet the emerging need among military forces for drone and unmanned aerial vehicle (UAV) navigation, turret stabilization and guided munitions. Our sensors offer comparable precision and reliability over existing systems at lower cost, providing KVH with a significant price advantage over existing products.

Optical Fiber Applications

The same optical fiber technology that is integral to KVH FOGs and sensors is also appropriate for use in high-speed optical components. Development is underway on our photonic fiber initiative, which combines our patented D-shaped optical fiber with a new electro-optic polymer. Our intent is to turn passive fiber into an active optical component. We expect that KVH ActiveFiber Technology, if successfully developed, may serve as a platform for additional optical components that may be suitable for use in our next-generation mobile satellite antennas, navigation and FOG’s, as well as in the longer term optical networking applications. Because the foreseeable demand for high-speed optical telecommunications components has dramatically decreased, we have scaled back our investment in these components, channeling our investment into other near-term applications for this technology. We will continue to monitor the telecommunications market, and re-assess investment levels as we see market expansion.

Mobile Satellite Antennas

KVH’s TracVision® and Tracphone® products connect people on the move to satellite television, telephone, and high-speed Internet services. These award-winning systems have established KVH as a market leader in both the marine and land mobile markets. The core technology in KVH’s family of satellite television and communications systems is the Company’s proprietary three-axis, fully stabilized antenna, which maintains a connection with specific geo-stationary satellites when a vessel or vehicle is in motion. The antennas use a gyro and inclinometer to precisely measure the pitch, roll, and yaw of an antenna platform in relation to the earth. Based on that data, on-board microprocessors and the Company’s proprietary stabilization and control software compute the antenna movement necessary for the antenna’s motors to point the antenna properly and maintain the satellite connection. KVH antennas execute rapid initial acquisition, continuous tracking, and reacquisition of the satellite signal without operator intervention.

Marine and Land Satellite Communications Applications

Since the introduction of the first TracVision mobile satellite TV antenna in 1995, the Company has continued to refine its TracVision products, resulting in smaller, lower cost antennas with higher levels of performance. KVH’s proprietary integrated Digital Video Broadcast (DVB) technology allows KVH antennas to receive signals from high-powered digital television services like DIRECTV®, as well as virtually any DVB satellite service worldwide, including the DISH Network™ and ExpressVu in North America; DIRECTV Latin America in Central and South America; Astra, Hotbird, Thor, Sirius, and Hispasat in Europe; and Arabsat in Africa and the Middle East. Platforms using our TracVision satellite television antennas include pleasure and commercial marine craft as well as moving or stationary RVs, motor coaches, vans, and long-haul trucks.

KVH has an established distribution and service infrastructure that comprises more than 3,000 dealers in the United States alone. The National Marine Electronics Association (NMEA) has named the Company’s TracVision family the “Best Satellite Television Product” in 2002 and the prior four consecutive years. In addition, our Tracphone 252 was named “Best Satellite Communications Product” in 2002, replacing our four-time award winner, Tracphone 25. KVH is the largest antenna supplier in the mobile satellite marketplace, with an estimated 70 percent market share in the marine and RV mobile satellite TV markets.

Our fully stabilized Tracphone systems equip pleasure and commercial marine vessels with two-way voice, fax, and e-mail with global coverage provided by the satellite constellation operated by Inmarsat (the International Maritime Satellite Organization). In June 2002, KVH announced that it would begin selling Inmarsat airtime services to complement its Tracphone line of satellite communications hardware, creating a new, recurring revenue opportunity for the Company. With more than 20 years experience, Inmarsat is the largest and most successful mobile communications company, serving marine, land mobile, and aeronautical customers worldwide. Inmarsat now supports links for phone, fax, and data communications at up to 64 Kbps to more than 260,000 ships, vehicles, aircraft, and portable terminals.

In October 2001, KVH announced that it had signed an exclusive agreement with Bell ExpressVu to distribute the DirecPC® satellite Internet service to mobile customers in the United States. KVH then introduced its TracNet™ mobile high-speed Internet system for the maritime and land mobile markets, making KVH the only company to offer mobile, two-way access to high-speed Internet services to vessels and vehicles in and around North America. TracNet shipments began in the second quarter of 2002. TracNet is fully compatible with all of KVH’s DVB satellite TV antenna systems and allows mobile users to surf the Internet at download speeds up to 400 kilobits per second (Kbps).

Automotive Applications

Today’s rapid acceptance and expansion of in-vehicle multimedia systems has created a demand to extend the capability of existing multimedia systems to include access to live-programming and high-speed Internet services. KVH is currently engaged in a mobile broadband research initiative to develop a low-profile satellite TV antenna that will provide in-motion access to high-speed, two-way Internet and satellite television services, suitable for use aboard SUVs and minivans.

Results of Operations

Net income (loss) per share Net income (loss) for the three- and nine-month periods ended September 30 were $149,943 or $0.01 per share and $(1,808,654) or $(0.16) per share in 2002, while 2001 results reflected quarterly and nine-month losses of $(1,567,244) or $(0.14) per share and $(5,098,506) or $(0.51) per share respectively. The third quarter profit resulted from favorable volume and product mix, as well as improved manufacturing and operating efficiencies. Recent operating losses primarily resulted from ongoing project research expenditures for our photonic fiber and mobile broadband research initiatives. We anticipate that project spending reductions and continuing emphasis on improving efficiency should contribute to profitability in this year’s fourth quarter.

Net sales Net sales for this year’s third quarter were $12,435,313, an increase of 57% over last year’s third quarter’s sales of $7,939,402. Quarterly sales gains were due to a doubling of defense shipments, 60% growth in FOG product revenues and 78% growth in domestic communications sales over the prior year’s third quarter. The defense sales increase is due to U.S. government orders, while domestic communications sales growth reflects the success of our large account distribution strategy and successful effort to establish new RV OEM agreements. Year-to-date revenues rose to $34,718,070, a 45% increase from last year. Year-to-date sales gains include a 156% growth in defense shipments and a 58% increase in domestic communication sales. Positive factors that were responsible for third-quarter revenue growth are largely responsible for year-to-date sales increases. Currently, sales trends indicate continued strength and we anticipate 2002 annual revenue growth in excess of 45%. Factors that could place our forecast at risk include slower-than-anticipated defense or fiber optic sales.

Gross profit Gross profit is made up of revenues less the cost of materials, direct labor and manufacturing overheads. Third quarter gross profit dollars grew by 99%, while gross profit expressed as a percentage of sales increased to 45% of sales from 35% of sales in the prior year’s third quarter. Factors that made up the 10 point margin improvement included a favorable mix of higher margin defense shipments, improved efficiencies in direct manufacturing processes, and higher volume leveraging fixed infrastructure. The same factors that were responsible for the third quarter’s favorable result accounted for a positive year-to-date gross margin improvement to 44% of sales from last year’s 37%. Gross margins are expected to show modest sequential improvement in the fourth quarter due to continuing manufacturing overhead cost reductions and sales mix weighted towards higher margin defense products. Factors that could place the current outlook at risk include reduced manufacturing volumes, which could result from lower than anticipated sales, and deteriorating economic conditions.

Operating Expenses

Research and Development Expense Third quarter 2002 research and development expense increased by $508,345 to $2,230,457, an increase of 30% from last year’s quarterly expense of $1,722,112, while year-to-date spending increased by $1,269,055 to $6,996,668 or 22% higher than the prior year. R&D spending increases are primarily due to continuing project investments in photonic fiber technology and the low-profile mobile broadband antenna, coupled with a reduction in planned customer-funded engineering. Third quarter R&D expenses decreased by more than $200,000 from this year’s second quarter due to a higher level of customer-funded projects, and to an extent, due to decisions to scale back on the scope of photonic fiber initiative. We estimate that R&D expenditures will continue to decrease as we reduce our reliance on outside consultants and gradually slow project spending as we near the completion of the low-profile antenna project and redirect our photonic fiber research. Factors that could place our forecast at risk include slowness or reductions in customer funding, or unforeseen research project expenses required to complete the low-profile antenna development.

Sales Expense Third quarter 2002 sales and marketing expense increased by $298,783 to $2,316,560, a 15% increase from last year’s third quarter spending of $2,017,777. Third quarter spending increases were due to sales representative commissions that generally scale proportionately with sales volumes, and due to sales, support, and marketing programs to open new accounts and generate higher volume. Year-to-date sales and marketing expenses rose to $7,410,575, an increase of $1,165,562 or 19% above the prior year’s first nine-months expense of $6,245,013. Year-to-date spending increases reflect the same factors that caused the third quarter’s expense growth. We expect that near-term sales and marketing expense will be variable with revenue growth and seasonal programs.

General and Administrative Expense Third quarter general and administrative expenses increased by $138,882 to $850,191, or a 20% increase from last year’s third quarter spending of $711,309. Wages and professional costs account for the quarterly increase. Year-to-date spending grew by $393,768 to $2,383,123, or 20% above the prior year’s spending of $1,989,355. Nine-month spending growth reflected the same factors that influenced third quarter’s increase.

Income Tax Expense Our year-to-date domestic income tax benefit was fully reserved and, accordingly, does not offset our year-to-date domestic operating loss. The current quarter generated domestic income, although domestic income tax expense has not been provided in the current interim period, because, in accordance with Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, no income tax provision should be made for income that arises in later interim periods until the tax effects of the previous interim losses are utilized. As a result of current quarter domestic income without corresponding domestic tax expense, our quarterly domestic profit increased by $77,916 or $0.01 per share, while our year-to-date net loss increased $737,704 or $0.07 per share, which equals the amount of valuation allowance allocated to our year-to date domestic losses. We have allocated income tax expense of $86,100, to our non-domestic operating income on a year-to-date basis. The year-to-date valuation allowance amounts to $737,704. Utilizing the guidelines in the Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes,” we have assessed, based primarily upon historical losses and our uncertainty about sustaining near term profitability, that it is more likely than not that a portion of our deferred tax asset will not be realized and a valuation allowance has accordingly been established. In addition, the amount of the deferred tax asset appearing on the balance sheet that is considered realizable could be reduced in the near term if changes occur in the feasibility of certain tax planning strategies.

Liquidity and Capital Resources

Working capital Our cash balance was $7,554,275 at September 30, 2002. Third quarter cash increased by $1,035,412 from $6,518,863 in June 30, 2002. The third-quarter cash increase reflects operating profitability, decreased inventories and growth in accounts payable that was partially offset by increased receivables and capital expenditures. We believe that existing cash balances will be sufficient to meet anticipated operating and capital requirements for the foreseeable future, unless we decide to expand research initiatives or acquire new businesses or technologies. Based on current operating assumptions, we anticipate that we will achieve positive cash flow for the second-half of the year.

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

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. The Company’s significant accounting policies are included in Note 1 of the Notes to the Consolidated Financial Statements of our Annual Report on Form 10-K dated March 20, 2002. The significant accounting policies which management believes are the most critical to aid in fully understanding and evaluating the Company’s reported financial results include allowance for doubtful accounts, inventory valuation, impairment of long-lived assets and recoverability of deferred tax assets.

The Company’s estimate for its allowance for doubtful accounts related to trade receivables is based on specific and historical criteria that are combined to determine the total amount reserved. The Company evaluates specific accounts where we have information that the customer may have an inability to meet its financial obligations. The Company uses its judgment, based on the best available facts and circumstances, and records a specific reserve for that customer against amounts due to reduce the receivable to the amount that is expected to be collected. These specific reserves are reevaluated on a monthly basis and adjusted as additional information is received that impacts the amount reserved. If circumstances change, the Company’s estimates of the recoverability of amounts due the company could be reduced by a material amount.

Inventory is valued at the lower of cost or market. The Company continually ensures that slow-moving and obsolete inventory is written down to its net realizable value by reviewing current quantities on hand, actual and projected sales volumes and anticipated selling prices on products. Generally, the Company does not experience issues with obsolete inventory due to the nature of its products being interchangeable with various product offerings. If the Company were not able to achieve its expectations of the net realizable value of the inventory at its current value, the Company would have to adjust its inventory valuation accordingly.

Long-lived assets are reviewed for indications of impairment when events and circumstances indicate that the assets might not be recoverable. Recoverability of long-lived assets is measured by a comparison of the assets carrying value to the estimated future undiscounted cash flows associated with the utilization of the asset. If assets were considered impaired, the impairment would be measured by the amount the book value of the asset exceeds its fair value based on current market values for comparable assets and projected future cash flows. The preparation of future cash flows requires significant judgments and estimates with respect to future revenues related to the respective asset and the future cash outlays related to those revenues. Actual revenues and related cash flows or changes in anticipated revenues and related cash flows could result in a change in this assessment and result in an impairment charge. The preparation of discounted cash flows also requires the selection of an appropriate discount rate. The use of different assumptions would increase or decrease estimated discounted cash flows and could increase or decrease the related impairment charge.

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss carry forwards. On a quarterly basis the Company assesses the recoverability of the deferred tax assets by considering whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based on the history of operating losses in its ongoing business and its expectations in the future, the Company has determined that a portion of the deferred tax assets were not recoverable and a valuation allowance was established. For the remaining deferred tax assets the recoverability of these assets was deemed to be recoverable based on certain tax planning strategies. The amount of the deferred tax asset considered realizable could be reduced in the future if there are changes in the Company’s feasibility of certain tax planning strategies. Conversely, if the Company generates future earnings more rapidly than projected, the fully reserved deferred tax assets would be recovered against future taxable income.

Contractual Obligations and Other Commercial Commitments

Our contractual commitments consist of a mortgage note payable, forward currency exchange contracts, facility and equipment leases. The principal repayment of the mortgage note is based upon a 20-year amortization schedule, but the term is 10 years requiring a balloon payment of $2,014,716, due on February 1, 2009. There are no loan to value covenants in the loan that would require early pay-down of the mortgage if the market value of the property should decline. We have purchased foreign currency contracts to protect ourselves against further currency fluctuations of the Euro. Existing contracts fix Euro pricing through February of 2003. We are also obligated under a multi-year facility lease that terminates in 2005. Our present intention is to renew the facility lease prior to its expiration in 2005. Our operating leases represent vehicle and equipment operating leases. The schedule below reflects liabilities under these agreements at September 30, 2002.

	Total	2002 - 2004	2005 - 2006	After 2006
Mortgage loan	$2,719,462	215,581	222,218	2,281,663
Forward currency exchange contracts	710,461	710,461	--	--
Facility lease	443,597	398,187	45,410	--
Operating leases	433,359	376,463	42,217	14,679

Total contractual cash obligations	$4,306,879	1,700,692	309,845	2,296,342

We have not entered into off-balance sheet commercial commitments such as standby letters of credit, guarantees, standby repurchase obligations or commercial commitments, other than the purchase of forward currency exchange contracts as listed above.

Recent Accounting Pronouncements

In October 2001, the FASB issued FAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets” which supercedes FAS No. 121, “Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of” and provisions of APB Opinion No. 30 “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, for the disposal of segments of a business. The statement creates one accounting model, based on the framework established in FAS No. 121, to be applied to all long-lived assets including discontinued operations. FAS No. 144 was effective for the Company on January 1, 2002 and had no affect on the company’s operations.

In April 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (FAS 145). This statement eliminates the requirement that gains and losses from the extinguishments of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. However, an entity would not be prohibited from classifying such gains and losses as extraordinary items so long as they are both unusual in nature and infrequent in occurrence. This provision of FAS 145 will be effective for the Company as of the beginning of fiscal year 2004. This statement also amends FAS 13, “Accounting for Leases” and certain other authoritative pronouncements to make technical corrections or clarifications. FAS 145 will be effective related to the amendment of FAS 13 for all transactions occurring after May 15, 2002 and all other provisions of FAS 145 will be effective for financial statements issued thereafter. The Company is currently evaluating the impact of implementing FAS 145.

In July 2002, the FASB issued Statement of Financial “Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (FAS 146), which nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” FAS 146 requires a liability for a cost associated with an exit or disposal activity be recognized and measured initially at its fair value in the period in which the liability is incurred. If fair value cannot be reasonably estimated, the liability shall be recognized initially in the period in which fair value can be reasonably estimated. The provisions of FAS 146 will be effective for the Company prospectively for exit or disposal activities initiated after December 31, 2002.

Inflation.     The Company believes that inflation has not had a material effect on its results of operations.

Trends, Risks and Uncertainties

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements that are subject to a number of risks and uncertainties. There are important factors that could cause actual results to differ materially from those anticipated by our previous statements.

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

The project involves significant technical advances and there can be no assurance that we will achieve the form factor, performance, and cost parameters necessary for successful commercialization of this product. If we are delayed in our development of our mobile broadband technology and/or are not first to market with this technology, we may be unable to achieve significant market share in the automotive mobile satellite communication market.

The Success of the TracNet Mobile High-speed Internet Service Depends on the Performance and Quality of Other Service Providers

The new TracNet service is designed to provide mobile high-speed Internet access to vehicles and vessels throughout North America and as far as 100 miles off the coast. TracNet’s successful operation depends on the use of KVH’s antenna and other components with services and equipment of other suppliers. Specifically, TracNet will rely upon the service offered by the satellite Internet provider (Bell ExpressVu of Canada), as well as the equipment and services of cellular and satellite return link communications suppliers. Globalstar Satellite Communications Services, which KVH uses as the satellite return link supplier for TracNet, filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code on February 15, 2002, and currently is operating its business as a debtor-in-possession. Should Globalstar or one of the other vendors integral to TracNet’s operation be unable to fulfill its obligations, KVH will seek an alternate supplier and carry out any necessary hardware and software retrofits or upgrades that may be required to ensure the continued operation of the TracNet system. In such an event, KVH may not be able to identify and enter into appropriate agreements with replacement suppliers.

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

We May Fail to Complete Our Photonic Fiber Development Initiative Successfully

Our photonic fiber project is currently in the development stage. Our proposed ActiveFiber Technology would serve as the foundation for a variety of electro-optic components built within a strand of optical fiber. Potential applications for this technology include its use in KVH’s existing fiber optic gyros, navigation systems, and satellite communications products. A future application could also include high-speed, in-fiber modulators that would greatly enhance the speed of transmissions over fiber optic networks. We may never complete the technological development necessary to realize the full commercial potential of the project. Our current approach utilizes a new electro-optic polymer and our D-fiber technology. The photonic fiber initiative involves significant technical advances, and there can be no assurance that we will achieve the form factor, performance, and cost parameters.

We have no visibility to the timing or magnitude of future market demand for telecommunications components, and therefore, the economic viability of photonic fiber telecommunications solutions is higher risk than previously thought.

Research and Development Expenditures Could Lead to Continuing Operating Losses

For the past four years we have made significant investments in research and development that have contributed to operating losses in each of those years. In May 2001, we completed a series of private placements that raised $17.5 million, net of transaction costs, to accelerate our research into two key product areas, photonic fiber and mobile broadband. If 2002 R&D project expenditures are extended beyond our current projections for the remainder of this year or the introduction of these products is delayed, it could impact our ability to achieve sustainable profitability.

Future Sales Growth Depends on the Continued Expansion in Satellite Communications Markets

Recently, the Company’s growth has been sustained, in large part, by a consistent expansion of our satellite communications sales. Our future satellite communications sales growth will be based to a considerable extent upon the successful introduction of new mobile satellite communications products for use in marine and land applications. Our success depends heavily on timely completion of new products, particularly for worldwide Internet and data applications. However, poor consumer confidence and/or economic conditions could depress product demand. Our success also depends on external variables such as consumers’ access to satellite communication services, which may be hindered because satellite launches and new technology are expensive and subject to failures, potentially depressing demand for our products.

Defense-related Sales Could be Adversely Affected by Political and International Events

Recent world events and a shift in military planning to favor rapid deployment and lighter vehicles put a premium on precision navigation and targeting, features offered by KVH’s integrated tactical navigation systems and FOG products. However, growth could be adversely affected by: delays in the current military procurement schedule; an unexpected shift or reallocation of anticipated funding for military programs; delays in the testing and acceptance of our technological solutions by the military; and sales cycles that are long and difficult to predict. The nature of defense-related programs is such that sales patterns are very uneven.

Operating Results are Variable

Our quarterly operating results have varied in the past and may vary significantly in the future depending upon all the foregoing risk factors and how successful we are in improving our ratios of revenues to expenses.

Share Price has Displayed Volatility

The Company’s stock has experienced substantial price volatility as a result of variations between its actual and anticipated financial results and as a result of announcements by the Company and its competitors. In addition, the stock market has experienced extreme price and volume fluctuations that have affected the market price of many technology companies in ways that have been unrelated to the operating performance of these companies. These factors, as well as general economic and political conditions, may materially adversely affect the market price of the Company’s common stock in the future.

Consumer Product Sales are Dependent on the Financial Strength and Performance of Our Distribution Network

Many of our consumer-oriented products are marketed through a third-party worldwide network of value-added resellers, distributors, and independent sales representatives. Many of the Company’s resellers operate on narrow product margins, and may distribute products from competing manufacturers. The Company’s business and financial results could be adversely affected if the financial condition of these resellers weakened, if resellers within consumer channels were to cease distribution of the Company’s products, or if uncertainty regarding demand for the Company’s products caused resellers to reduce their ordering and marketing of the Company’s products.

If We Fail to Commercialize New Product Lines, Business Will Suffer

We intend to continue to develop new product lines and to improve existing product lines to meet our customers’ diverse and changing needs. However, our development of new products and improvements to existing products may not be successful, due to our failure to complete the development of a new product or product improvement; or our failure to sell our new product or improved product because, among other things, the product is too expensive, is defective in design, manufacture or performance, is inferior to similar products on the market, or has been superceded by a superior product or technology. Furthermore, new products require increased sales and marketing, customer support, and administrative functions to support anticipated increased levels of operations. We may not be successful in creating this infrastructure, and we may not realize a sufficient increase in gross profit to offset the expenses resulting from this expanded infrastructure.

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

Claims by Other Companies that We Infringe Their Copyrights or Patents Could Adversely Affect Our Financial Condition

If any of our products violate third-party proprietary rights, we may be required to reengineer our products or seek to obtain licenses from third parties to continue to offer our products. Any efforts to reengineer our products or obtain licenses on commercially reasonable terms may not be successful, and, in any case, would substantially increase our costs and have a material adverse effect on our business, operating results and financial condition. Patent searches cannot always determine whether the technology used in our products infringes patents held by third parties. In addition, product development is inherently uncertain in a rapidly evolving technological environment in which there may be numerous patent applications pending, many of which are confidential when filed, with regard to similar technologies.

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

ITEM 4. EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

(a)     Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including the Company’s Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of a date (the “Evaluation Date”) within 90 days prior to the filing date of this report. Our disclosure controls and procedures are the controls and other procedures that we designed to ensure that we record, process, summarize and report in a timely manner the information we must disclose in reports that we file with or submit to the SEC. Our disclosure controls and procedures include our internal controls. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective.

(b)     Changes in internal controls.

Since the Evaluation Date, there have been no significant changes in our internal accounting controls or in other factors that could significantly affect these controls.

Part II. Other Information

Item 1. Legal Proceedings.

On June 20, 2002 Agility Robotics, Inc. (“Agility”) informed us that it had filed a complaint against us in the United States District Court for the District of Minnesota alleging that certain of our products infringe three United States patents held by Agility. On October 18, 2002 Agility served the Company, asserting their patent infringement claim against KVH. Agility has contacted us regarding the possibility of licensing the technology that is subject to the complaint. We have responded by seeking additional information from Agility. We intend to defend ourselves vigorously against the Agility complaint.

In the ordinary course of business, we are party to legal proceedings and claims. In addition, from time to time, the Company has had contractual disagreements with certain customers concerning the Company’s products and services, which, we believe, will not have a material affect on operations or capital resources.

Item 5. Other Information.

Our Chief Executive and Chief Financial Officers have furnished to the Securities and Exchange Commission the certification with respect to this Report that is required by Section 906 of the Sarbanes-Oxley Act of 2002.

Item 6. Exhibits and Reports on Form 8-K. (a) Exhibits

Number		Description
3.1	(1		(1)
3.5		Amended and Restated By-laws of the Company
10.01		1986 Executive Incentive Stock Option Plan		(1)
10.02		Amended and Restated 1995 Incentive Stock Option Plan of the Company		(1)
10.03		1996 Employee Stock Purchase Plan		(1)
10.05		Credit Agreement dated September 8, 1993, between the Company and Fleet National Bank		(1)
10.06		$500,000 Revolving Credit Note dated September 8, 1993, between the Company and
		Fleet National Bank		(1)
10.07		Security Agreement dated September 8, 1993, between the Company and Fleet National Bank		(1)
10.08		Modification to Security Agreement dated May 30, 1994, between the Company and
		Fleet National Bank		(1)
10.09		Second Modification to Credit Agreement and Revolving Credit Note dated May 30,
		1994, between the Company and Fleet National Bank		(1)
10.10		Second Modification to Security Agreement dated March 17, 1995, between
		the Company and Fleet National Bank		(1)
10.11		Third Modification to Credit Agreement and Revolving Credit Note dated March 17,
		1995, between the Company and Fleet National Bank		(1)
10.12		Third Modification to Security Agreement dated December 12, 1995, between
		the Company and Fleet National Bank		(1)
10.13		Fourth Modification to Credit Agreement and Revolving Credit Note dated
		December 12, 1995, between the Company and Fleet National Bank		(1)
10.14		Lease dated February 27, 1989, between the Company and
		Technology Associates IV		(1)
10.17		Registration Rights Agreement dated May 20, 1986, by and among the Company
		and certain stockholders of the Company		(1)
10.18		Amendment to Registration Rights Agreement dated January 25, 1988, by and among the
		Company, Fleet Venture Resources, Inc. and Fleet Venture Partners I
		and certain stockholders the Company		(1)
10.19		Amendment to Registration Rights Agreement dated October 25, 1988, by and among
		the Company and certain stockholders of the Company		(1)
10.20		Amendment to Registration Rights Agreement dated July 21, 1989, by and among
		the Company and certain stockholders of the Company		(1)
10.21		Third Amendment to Registration Rights Agreement dated November 3, 1989, by and
		among the Company and certain stockholders of the Company		(1)
10.28		Technology License Agreement dated December 22, 1992, between the Company and Etak, Inc.		(1)
10.29		Agreement dated September 28, 1995, between the Company
		and Thomson Consumer Electronics, Inc.		(1)
10.31		Agreement regarding Technology Affiliates Program between Jet Propulsion
		Laboratory and the Company		(1)
10.32		Purchase and Sale Agreement dated March 18, 1996, 50 Enterprise Center, Middletown,
		Rhode Island between the Company and SKW Real Estate Limited Partnership		(2)
10.33		Fifth Modification to Credit Agreement and Revolving Note dated August 8, 1996,
		between the Company and Fleet National Bank
10.34		Andrew Corporation Asset Purchase and Warrant Agreement		(3)
10.35		Sixth Modification to Credit Agreement and Revolving Note dated September 29, 1998,
		between the Company and Fleet National Bank		(3)
10.36		Seventh Modification to Credit Agreement and Revolving Note dated July 30, 1999,
		between the Company and Fleet National Bank		(5)
10.37		Eighth Modification to Credit Agreement and Revolving Note dated October 29, 1999,
		between the Company and Fleet National Bank		(5)
18

(a) Exhibits (continued)
Number	Description
10.38	Loan and Security Agreement dated March 27, 2000, between the Company and
	Fleet Capital Corporation	(5)
10.39	Common Stock Purchase Agreement between KVH Industries, Inc., and Special
	Situations Fund, III, L.P., Special Situations Cayman Fund, L.P., Special Situations Private
	Equity Fund, L.P. and Special Situations Technology Fund, L.P. dated March 30, 2001	(7)
10.40	Common Stock Purchase Agreement between KVH Industries, Inc.and the Stateof Wisconsin
	Investment Board pursuant to a Common Stock Purchase Agreement dated April 16, 2001	(7)
10.41	Common Stock Purchase Agreement between KVH Industries, Inc. and the Massachusetts Mutual
	Life Insurance Company dated May 25, 2001	(7)
10.42	Open End Mortgage, and Security Agreement	(6)
10.43	Tinley Park, Illinois, lease	(6)
10.44	Private Placement Share Purchase Agreement	(4)
21.01	List of Subsidiaries of the Company	(1)
23.01	Consent of KPMG LLP

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

(b) Reports on Form 8-K

No reports on Form 8-K were filed for the period of this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 25, 2002

KVH Industries, Inc. BY: /S/ Patrick J. Spratt —————————————— Patrick J. Spratt (Duly Authorized Officer and Chief Financial and Accounting Officer)

CERTIFICATIONS Certification of Chief Executive Officer

Pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

                 I, Martin A. Kits van Heyningen, certify that:

1. I have reviewed this quarterly report on Form 10-Q of KVH Industries, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omission of a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 25, 2002
BY: /S/ Martin A. Kits van Heyningen —————————————— Martin A. Kits van Heyningen Chief Executive Officer

Certification of Chief Financial Officer

Pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

                 I, Patrick J. Spratt, certify that:

1. I have reviewed this quarterly report on Form 10-Q of KVH Industries, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omission of a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 25, 2002

BY: /S/ Patrick J. Spratt —————————————— Patrick J. Spratt (Duly Authorized Officer and Chief Financial and Accounting Officer)
20