Form 10-K
period 2002-12-31
KVH INDUSTRIES INC \DE\
filed 2003-03-26
CIK 1007587

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, DC 20549

FORM 10-K

(Mark One)

|X|	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year end December 31, 2002

or

| |	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________ Commission file number: 0-28082

KVH Industries, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	05-0420589
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

50 Enterprise Center, Middletown, RI	02842
(Address of principal executive offices)	(Zip code)

(401) 847-3327
(Registrant’s telephone number including area code)

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.01 par value, per share.
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X|  No |   |

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes |   |  No |X|

As of June 30, 2002, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $51,887,415 based upon a total of 6,890,759 shares held by non-affiliates and the last sale price on that date of $7.53. As of March 17, 2003, the number of shares outstanding of the Registrant’s common stock was 11,280,855.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive Proxy Statement relating to the 2003 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report on Form 10-K. The Company anticipates that its definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after December 31, 2002, the end of the Company’s fiscal year.

i

“Safe Harbor”statement under the Private Securities Litigation Reform Act of 1995

With the exception of historical information, the matters discussed in this Annual Report on Form 10-K include certain forward-looking statements that involve risks and uncertainties. Among the risks and uncertainties to which the Company is subject are product life cycles, technological change, the Company’s relationship with its significant customers, market acceptance of new product offerings, reliance on outside resources such as satellite networks, dependence on key personnel, fluctuations in annual and quarterly performance and worldwide economic conditions. As a result the actual results realized by the Company could differ materially from the statements made herein. Shareholders of the Company are cautioned not to place undue reliance on forward-looking statements made in the Annual Report on Form 10-K or in any document or statement referring to this Annual Report on Form 10-K. For a more detailed discussion of risks and uncertainties, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Forward Looking Statements.”

ii

PART I

ITEM 1.	Business

General
KVH Industries, Inc., was organized in Rhode Island in 1978 and reincorporated in Delaware on August 16, 1985. We completed our initial public offering in April 1996. Our executive offices are located at 50 Enterprise Center, Middletown, Rhode Island, 02842, and our telephone number is (401) 847-3327. Unless the context otherwise requires, references to KVH include KVH Industries, Inc., and KVH Europe A/S, our wholly owned European sales subsidiary based in Denmark. Our fiscal year ends on December 31.

Company Overview
KVH designs and manufactures systems and solutions using its proprietary satellite antenna and fiber optic technologies for two principal markets – mobile satellite communications and defense-related navigation and guidance. Our mobile satellite communications products support marine and land applications and are sold worldwide through a network of third-party dealers and distributors. Our defense-related navigation and guidance products are sold through a network of third-party independent sales representatives, through government contractors, and directly to governments and OEM customers around the world.

Mobile Satellite Communications
Our mobile satellite communications products connect people on the move to satellite television, telephone, and high-speed Internet services worldwide. Using a combination of sensors, proprietary software algorithms, and innovative mechanical designs, our proprietary stabilized antennas remain pointed at specific geo-stationary satellites and receive digital TV, voice, fax, and high-speed Internet signals regardless of how a vessel or vehicle moves. These antenna systems are fully automatic and carry out all operations and satellite tracking with little or no operator intervention.

Marine and Land Mobile Satellite Communications
Since the introduction of KVH’s first TracVision® mobile satellite TV antenna in 1995, we have continued to refine our TracVision products and now manufacture a range of antennas with different sizes and capabilities to suit a variety of customer requirements. KVH’s integrated digital video broadcast (DVB®) technology allows our antennas to receive signals from regional high-powered digital television services around the globe. Some of the regional services compatible with TracVision satellite TV antennas include:

•    North America – DIRECTV®, DISH Network™, and ExpressVu

•    Latin America – DIRECTV Latin America

•    Europe – Astra, Hotbird, Thor, Sirius, and Hispasat

•    Africa and the Middle East – Arabsat

•    Australia and New Zealand – Optus

As with all satellite TV antennas, our TracVision systems require an unobstructed view of the satellite in its stationary orbit above the equator, making them well suited for use at sea, on lakes, and on the open road. Our customers use TracVision satellite television antennas on pleasure and commercial marine craft as well as on moving or stationary RVs, motor coaches, vans, and long-haul trucks. We are the largest antenna supplier in the in-motion satellite marketplace, with a majority of the market share in the marine and recreational vehicle (RV) mobile satellite TV markets.

Our fully stabilized Tracphone® systems equip pleasure and commercial marine vessels with two-way voice, fax, and e-mail with global coverage provided by the satellites owned by Inmarsat Ltd. In June 2002, we began selling Inmarsat airtime services to complement our Tracphone line of satellite communications hardware, creating a new, and recurring revenue opportunity for the Company. With more than 20 years experience, Inmarsat now serves marine, land mobile, and aeronautical customers worldwide. Inmarsat supports links for phone, fax, and data communications as fast as 64 kilobits per second (Kbps) to more than 260,000 ships, vehicles, aircraft, and portable terminals.

We have an established satellite communications product distribution and service infrastructure. We also have agreements in place with more than 10 major RV and motor coach manufacturers to use TracVision antennas as standard or options on their new 2003 model year Class A vehicles. The National Marine Electronics Association has named our TracVision family the “Best Satellite Television Product” in 2002 and the prior four consecutive years. In addition, our Tracphone 252 was named “Best Satellite Communications Product” in 2002, replacing our four-time award winner, Tracphone 25.

Broadband Internet-via-Satellite
In October 2001, we announced that we had signed an agreement with Canadian satellite TV provider Bell ExpressVu to distribute the DirecPC® satellite Internet service to mobile customers in the United States. That same month, we introduced the TracNet™ Mobile High-speed Internet System for the maritime and land mobile markets. Using one of our TracVision antennas to receive broadband downloads of Internet data and either cellular or satellite modems as a return path, TracNet allows mobile users to surf the Internet at download speeds as fast as 400 Kbps. The server-based system permits as many as five users to access the Internet and e-mail simultaneously, either through TracNet’s integrated Ethernet networking or the system’s 802.11b (Wi-Fi) wireless networking capabilities.

Initial TracNet shipments began in the second quarter of 2002. In October 2002, we introduced TracNet 2.0, an enhanced version of the TracNet system that offered faster return path data transmissions, integrated data compression tools, and extended range. In November 2002, we announced our intention to offer TracNet 2.0 for use in Europe. We anticipate that the European variant of TracNet 2.0 will be available to consumers in mid-2003. We receive monthly service fees associated with TracNet usage.

Automotive Rear-seat Entertainment
The growing popularity and acceptance of passenger entertainment systems in automobiles, mini-vans, and sport utility vehicles (SUVs) has created an opportunity to extend the capability of existing multimedia systems to include access to live-programming and high-speed Internet services. According to published industry statistics, nearly 1 million rear-seat entertainment systems were sold in 2002, and that number is expected to grow in 2003. However, the primary content available for these systems is pre-recorded (DVDs, video tapes, game consoles, etc.). While existing mobile satellite TV antennas could be installed aboard passenger vehicles, their parabolic antennas create relatively high profiles (10”-15”) that make them unattractive and impractical on vehicles smaller than an RV or motor coach. In late 2000, we launched our Mobile Broadband initiative to develop a low-profile, in-motion antenna practical for use on passenger vehicles and capable of providing mobile satellite TV content to in-vehicle multimedia systems.

In January 2003, we introduced the new TracVision A5 automotive satellite TV system, the first product resulting from the Mobile Broadband initiative. This low-profile TracVision system incorporates proprietary phased-array technology to create an antenna that stands less than 5 inches high and provides full in-motion reception of more than 300 channels of satellite TV and 50 channels of commercial-free audio. TracVision A5 mounts to a vehicle’s roof rack and is designed for use on open roads where there is a clear view of the southern sky. It currently is designed to receive the DIRECTV satellite TV service. We believe that TracVision A5 will also be compatible with our mobile, high-speed Internet-via-satellite services in the future.

TracVision A5 employs a new hybrid phased-array design that integrates hundreds of small antenna elements across a flat surface. By turning this phased array on its azimuth and tilting it slightly, the antenna remains pointed at the satellite in the southern sky, regardless of vehicle motion. At the same time, an electronic “lens” bends the satellite signal so that more of the broadcast energy strikes each individual element. The separate signals from each small antenna element are then recombined to create a single data stream that supports multiple receivers and video screens. We anticipate that initial product availability of the TracVision A5 antenna will be at the end of the second quarter of 2003. Any second quarter volume is not expected to be of a material level.

Defense-related Navigation and Guidance
In the defense-related navigation and guidance marketplace, we use our core magnetic, fiber optic sensing, navigation systems integration, and display technology to develop and manufacture products that address a variety of systems requirements for military and commercial customers. The principle uses of KVH products in this market are:

•    positioning, vehicle navigation, heading/pointing, and targeting;

•    direction finding/pointing;

•    motion sensing and control; and

•    electric current sensing.

A key component in these products is our fiber optic technology. We manufacture a family of open-loop fiber optic gyros (FOGs) as well as single-, dual-, and tri-axis inertial measurement units (IMUs) configured for various applications in both the defense and industrial markets.

Tactical Navigation for Vehicles
The military’s modern, fast-paced combat strategies place a premium on the precision vehicle navigation that is critical for rapid deployments, high-speed maneuvers, and digital battlefield coordination. Our TACNAV® integrated tactical navigation systems offer military vehicle crews and force commanders – whether in a command, support, or combat vehicle – uninterrupted availability of position and other tactical data, even if the Global Positioning System (GPS) is disrupted or jammed. In addition to supplementing and backing up the onboard GPS, TACNAV consolidates onboard tactical data and transmits the data via digital communications or battlefield management systems to the force commander and the other units in the field, enhancing operational efficiency and coordination.

We are a leading supplier of integrated navigation and targeting systems, with more than 8,000 systems fielded worldwide. We offer multiple variants of the TACNAV system using both KVH FOGs and digital compasses, providing operational support and low-cost, integrated solutions for military vehicles ranging from trucks and Humvees to light armored vehicles and main battle tanks. Our customers include the U.S. Army and U.S. Marine Corps, as well as many NATO and U.S. allies, including Great Britain, France, Sweden, Saudi Arabia, Australia, and New Zealand.

Precision Guidance
Our fiber optic rate sensors also help address the emerging need among military forces for drone and unmanned aerial vehicle navigation, precision pointing of radar, antennas, and optics, turret stabilization, and guided munitions navigation. In 2002, we began the development of a high-precision IMU using our digital signal processing line of FOGs. This new IMU is intended for use with smart munitions. Our sensors offer comparable precision and reliability at lower cost than competing products, providing us with a significant price/performance advantage.

Commercial/Industrial Applications
Our fiber optic technology has additional commercial applications beyond defense-related navigation and guidance. In July 2002, we announced that we had signed a product development agreement with the ABB High Voltage Business Area to cooperate in the development of a new fiber optic current sensor. We believe that the new fiber optic sensors, which use technology derived from our FOG products, will permit more accurate energy metering and wider bandwidth as well as improved safety over conventional technologies.

The same optical fiber technology that is integral to KVH FOGs and sensors is also appropriate for use in high-speed optical components. As part of our research and development efforts, we intend to combine KVH’s patented D-shaped optical fiber with proprietary electro-optic polymers, converting passive fiber into an active optical component. We expect that this technology, if successfully developed, could serve as a platform for additional optical components that may be suitable for use in next-generation mobile satellite antennas, navigation systems, and FOGs, as well as optical networking applications. We have scaled back our investment in optical telecommunications components because the foreseeable demand for such components has dramatically decreased.

Sales and Marketing
Our consumer-oriented satellite communications products are mass-marketed and sold through a worldwide network of third-party value-added resellers, distributors, and independent sales representatives. In addition, we sell directly to manufacturers of marine vessels and RVs. Our European, Middle Eastern, and African satellite communications products sales and marketing efforts are coordinated through our sales subsidiary, KVH Europe A/S, located in Denmark.

Sales to resellers are on a non-recourse basis, based upon published price lists. Our terms of sale require payment within industry norms. We do not offer price protection, nor do we allow the return of products that the reseller may have been unable to resell. We extend credit based upon established credit guidelines and support our credit decisions with third-party documentation, such as Dun & Bradstreet credit ratings, vendor interviews, evaluation of the applicants’ financial statements, and bank references.

Our defense-related navigation and guidance products are sold through a network of third-party independent sales representatives, through government contractors, and directly to governments and OEM customers around the world. These products are specifically designed to our customers’ specifications.

Defense-related sales generally require inspection prior to shipment to establish that the product meets contract specifications, and that we have fulfilled all of our contractual obligations. We record defense revenues only when all contract obligations have been met and the customer has formally accepted the product. Post-sales product support may include training or other activities, provided on a time-and-materials basis. Post-sales revenue streams are immaterial to total revenues and are only furnished at the customer’s request.

Intellectual Property
Our ability to compete effectively depends to a significant extent on our ability to protect our proprietary information. We rely primarily on patents and trade secret laws, confidentiality procedures, and licensing arrangements to protect our intellectual property rights. We have 56 issued and 26 pending patents covering our core technologies. Among these patents pending are applications for patent protection for the technological and design features incorporated into the TracVision A5 low-profile satellite TV antenna. In addition to patents, we register our trademarks in the United States and other key markets where we do business around the world. Our patents and trademarks have expiration dates ranging from May 20, 2003, to October 15, 2017.

We enter into confidentiality agreements with our consultants, key employees, and sales representatives, and maintain controls over access to and distribution of our technology, software, and other proprietary information.

Manufacturing
Our navigation and communications products manufacturing operations consist of light manufacture, final assembly, and testing. Our fiber optic manufacturing activities consist of producing specialized optical fiber, fiber optic components, and sensing coils that are combined with components purchased from outside vendors for assembly into finished goods. We own our own optical fiber drawing towers where we produce specialized polarization maintaining fiber used in all of our fiber optic products.

We contract with third parties for fabrication and assembly of printed circuit boards, injection-molded plastic parts, machined metal components, connectors, and housings. We believe there are a number of acceptable vendors for the components we purchase. We actively evaluate suppliers for quality, dependability, and cost effectiveness. In some instances we utilize sole source suppliers to develop strategic relationships that enhance quality of the materials and improve costs. Our manufacturing processes are controlled by an ISO 9001-certified quality standards program.

Backlog
Our backlog was approximately $6 million on December 31, 2002, and $8 million on December 31, 2001. Backlogs consisted primarily of defense-related orders. We expect to ship the entire 2002 year-end backlog during 2003.

Backlog consists of orders evidenced by written agreements and specified delivery dates for customers who are acceptable credit risks. Military orders included in backlog are generally subject to cancellation for the convenience of the customer. When orders are cancelled, we recover actual costs incurred through the date of cancellation and the costs resulting from termination. Individual defense orders are often in excess of $1.0 million and may require procurement of specialized long-lead components, and allocation of manufacturing resources. The complexity of planning and executing larger orders requires customers to order well in advance of the required delivery date, resulting in backlog.

Commercial backlog is not a meaningful indicator for predicting commercial revenue in future periods. Commercial resellers do not carry extensive inventories, relying upon us to ship products quickly. The short period of time between the customer’s order and our product delivery results in negligible reseller backlog.

Competition
We encounter significant competition with all of our products. Many of our competitors, especially in the defense navigation market, are much larger companies. We stress system performance, reliability, product features, price, and customer support to differentiate our products from those of our competitors. Competitors in the mobile satellite communications market include EMS, King Controls, Nera, and Sea Tel. Competitors in the defense navigation and guidance market include Honeywell, Kearfott, Leica, Northrop Grumman, and Smiths Industries.

Research and Development
We recognize that focused investments in R&D are critical to our future growth and competitive position in the marketplace. Our R&D efforts are directly related to timely development of new and enhanced products that are central to our core business strategy. The industries in which we compete are subject to rapid technological developments, evolving industry standards, changes in customer requirements, and new product introductions and enhancements. As a result, our success, in part, depends upon our ability, on a cost-effective and timely basis, to continue to enhance our existing products and to develop and introduce new products that improve performance and meet customers’ operational and cost requirements. Still, there can be no assurance that we will be able to successfully develop products to address new customer requirements and technological changes, or that such products will achieve market acceptance. A discussion of risk factors is contained in the “Risk Factors” section, located on page 16 of this document.

Research and development consists of KVH-funded projects, Small Business Innovative Research (SBIR) grants, and customer-funded contract research. SBIR research is generally directed towards the discovery of specific information requested by the government research sponsor. Many of these grants have enhanced our sensor technologies, resulting in new or improved product offerings. Our customer-funded research efforts are made up of contracts with defense and OEM customers, whose performance specifications are unique to their product applications. These specifications vary from “off-the-shelf” products and require original research to either modify an existing product or develop a new technology. Defense and OEM research often results in new product offerings, resulting in ongoing revenue streams. However, to meet our first-to-market goals, it is necessary to utilize internal funds to accelerate new product developments. Our aggressive product development strategy has contributed to our incurring operating losses for the last few years.

We account for customer-funded research as revenue and the associated research costs are accounted for as costs of sales. The total annual research effort is made up of the sum of research costs of goods sold and the operating cost of research and development as described in our statement of operations. Our combined annual expenditures for research and development for the years 2002, 2001, and 2000 were as follows:

	Year ended December 31,
	2002	2001	2000
	(in thousands)
Internally funded research and development	$ 8,855	7,885	3,902
Customer funded research and development	1,041	1,342	1,101

Total research and development	$ 9,896	9,227	5,003

In 2003, we expect our total research expenditures to be flat or slightly down compared to 2002 as we reduce the costs of outside consultants, complete the initial TracVision A5 product development, and scale back the photonic fiber research efforts.

Government Regulation
Our manufacturing operations are subject to various laws governing the protection of the environment and our employees. These laws and regulations are subject to change, and such change may require us to improve technology or incur expenditures to comply with such laws and regulation. We believe that we comply in all material respects with all applicable laws and regulations.

We are subject to compliance with the United States Export Administration Regulations. Some of our products have military or strategic applications, and are on the Munitions List of the International Trafficking in Arms Regulations, or are subject to a requirement for an individual export license from the Department of Commerce.

Employees
As of December 31, 2002, we employed 235 employees full-time. The increase in total employees from 224 at December 31, 2001, resulted primarily from a need to strengthen research and development, customer support, and marketing activities related to new products. We also employ temporary or contract personnel to provide short-term and/or specialized support for production and other functional projects.

We believe our future success will depend upon the continued service of our key technical and senior management personnel and upon our continued ability to attract and retain highly qualified technical and managerial personnel. None of our employees are represented by a labor union. We have never experienced a work stoppage and consider our relationship with our employees to be good.

Additional Information Available
Our principal Internet address is www.kvh.com. Our web site provides a hyperlink to a third-party web site through which our annual, quarterly, and current reports, as well as amendments to those reports, are available free of charge. We believe these reports are made available as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC. We do not provide any information directly to the third-party web site, and we do not check its accuracy. Copies of these reports can also be obtained from the SEC’s web site at www.sec.gov.

ITEM 1a.	Executive Officers and Directors of the Registrant as of December 31, 2002

The following is a list of all current executive officers and directors of KVH Industries, Inc.

Name	Age	Current Position	Held Since	Officers’ Prior Business Experience (If current position held <5 years)
		President	1982
Martin A. Kits van Heyningen*	43	Chief Executive Officer	1990
		Director**	1982

S. Joseph Bookataub	54	Chief Operating Officer	2001	2000-2001: Vice President of Manufacturing, Mayan Networks, Inc.

Patrick J. Spratt	55	Chief Financial Officer	2002	2000-2001: Vice President Finance, CFO and Director, Negen Access, Inc.

Richard C. Forsyth	56	Vice President, Finance	2002	1988-2002: Chief Financial Officer, KVH Industries, Inc.

Josina de Smit*	66	Treasurer	1982

Kalyan Ganesan	54	Vice President, Engineering	2002	2001-2002: Vice President Engineering, CoWave Networks, Inc.

James S. Dodez	44	Vice President, Marketing	1998	1995-1998: Vice President, Marketing and Reseller Sales, KVH Industries, Inc.

Ian C. Palmer	37	Vice President, Satellite Sales	2000	1996-1999: Director, Reseller Sales, KVH Industries, Inc.

Robert W.B. Kits van Heyningen*	47	Vice President, Research and Development Director**	1998 1982	1982-1998: Vice President, Engineering, KVH Industries, Inc.

Mads E. Bjerre-Petersen	59	Managing Director,	1992
		KVH Europe A/S

Arent H. Kits van Heyningen*	87	Chairman of the Board**	1982

Mark S. Ain	59	Director**	1997

Stanley K. Honey	48	Director**	1997

Werner Trattner	50	Director**	1994

Charles R. Trimble	61	Director**	1999

*	Arent Kits van Heyningen and Josina de Smit are the parents of Martin Kits van Heyningen and Robert Kits van Heyningen.

**	For detailed information about KVH directors, see “Board of Directors” in the Proxy Statement, which is incorporated by reference.

ITEM 2.	Properties

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

We manufacture our fiber optic products in a 23,000-square-foot facility in Tinley Park, Illinois, under a seven-year, renewable lease that expires March 31, 2005. Historically, our Tinley Park facility has operated at less than 50% of capacity, and the costs associated with under utilization of the facility have adversely affected the Company’s financial results. Production capacity for the past two years has supported positive gross margins.

ITEM 3.	Legal Proceedings

On June 20, 2002, Agility Robotics, Inc. (“Agility”) informed us that it had filed a complaint against us in the United States District Court for the District of Minnesota alleging that certain of our products infringe three United States patents held by Agility. On October 18, 2002, Agility served the Company, asserting their patent infringement claim against KVH. Agility has contacted us regarding the possibility of licensing the technology that is subject to the complaint. We have responded by seeking additional information from Agility. We intend to defend ourselves vigorously against the Agility complaint.

In the ordinary course of business, we are party to legal proceedings and claims. In addition, from time to time, the Company has contractual disagreements with certain customers concerning the Company’s products and services. While the outcome of any such disagreement cannot be accurately predicted, we do not believe such disagreements will have a material effect on operations or capital resources.

ITEM 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders of the Company during the fourth quarter of fiscal 2002.

PART II

ITEM 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

Our common stock has traded on the Nasdaq National Market under the symbol KVHI since April 2, 1996. As of March 17, 2003, 145 stockholders of record owned the Company’s Common Stock. We have never declared or paid any cash dividends on our Common Stock and do not intend to pay cash dividends in the foreseeable future. The Company intends to retain earnings for reinvestment in its business.

Our stock commenced trading on April 2, 1996 at $6.50. On March 17, 2003, the closing price for our Common Stock was $9.95.

The following table sets forth, for the periods indicated, the high and low prices for our Company’s stock as reported on the Nasdaq National Market.

	2002		2001
	High	Low	High	Low
First Quarter	$ 7.91	5.97	$ 9.81	5.81
Second Quarter	8.20	6.31	8.35	6.35
Third Quarter	7.65	5.90	6.95	4.25
Fourth Quarter	9.34	5.90	7.50	4.25

7

ITEM 6.	Selected Financial Data

The following selected financial data is derived from the Company’s financial statements. This data should be read in conjunction with, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and with Item 8, Financial Statements and Supplementary Data.

		Year Ended December 31,
	2002	2001	2000	1999	1998
		(in thousands, except per share data)
Consolidated Statements of Operations:
Net sales	$ 47,694	32,707	29,954	22,822	20,630
Cost of goods sold	26,505	20,255	18,621	15,034	14,100

Gross profit	21,189	12,452	11,333	7,788	6,530

Operating expenses:
Research and development	8,854	7,885	3,902	4,199	3,991
Sales and marketing	9,951	8,412	6,322	5,471	4,470
General and administrative	3,594	2,514	2,221	2,112	2,225

Operating loss	(1,210)	(6,359)	(1,112)	(3,994)	(4,156)

Other (income) expense:
Interest expense (income), net (2)	119	(140)	192	40	(57)
Other expense (income)	62	42	197	(83)	(225)

Loss before income tax expense	(1,391)	(6,261)	(1,501)	(3,951)	(3,874)
Income tax expense (benefit)	86	—	(560)	(1,254)	(1,608)

Net loss	$ (1,477)	(6,261)	(941)	(2,697)	(2,266)

Per share information (1):
Net loss per common
share–basic	$ (0.13)	(0.61)	(0.12)	(0.37)	(0.32)

Net loss per common
share–diluted	$ (0.13)	(0.61)	(0.12)	(0.37)	(0.32)

Weighted average number of
shares outstanding:
Basic	11,040	10,217	7,628	7,235	7,124

Diluted	11,040	10,217	7,628	7,235	7,124

		Year Ended December 31,
	2002	2001	2000	1999	1998
		(in thousands, except per share data)
Consolidated Balance Sheet Data:
Working capital	$ 17,971	18,700	12,452	7,733	8,486
Total assets	$ 32,549	33,163	26,495	19,835	18,746
Long-term obligations (2)	$ 2,604	2,697	2,784	2,870	—
Total shareholders’ equity	$ 25,431	26,246	19,193	14,502	17,070

(1) See note 1 of Notes to Consolidated Financial Statements for an explanation of the method of calculation.
(2) Includes obligations under mortgage note payable. See note 4 of Notes to Consolidated Financial
      Statements.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

All statements included in this Annual Report on Form 10-K or made by management of KVH Industries, Inc., other than statements of historical fact, are forward-looking statements. Examples of forward-looking statements include statements regarding KVH’s future financial results, operating results, business strategies, projected costs, products, competitive positions and plans and objectives of management for future operations. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” or the negative of these terms or other comparable terminology. Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed in the section entitled “Trends, Risks and Uncertainties.” These and many other factors could affect KVH’s future financial and operating results, and could cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by KVH or on its behalf. Other risks and uncertainties are disclosed in KVH’s prior SEC filings, including its Annual Report on Form 10-K for the year ended December 31, 2001, dated March 20, 2002 and our 2002 Quarterly Reports on From 10-Q. Copies of our SEC filings are available from the SEC, from KVH upon request, or on our web site, www.kvh.com.

As you read Management’s Discussion and Analysis, please refer to our Consolidated Statements of Operations on page 27, which presents the results of our operations for 2002, 2001, and 2000. The following discussion should be read with an understanding of the risk factors on pages 16 through 19, which describe events that could influence our forward-looking projections.

During the period covered by this discussion, we invested heavily in research and development for low-profile satellite antennas, FOG technology, and photonic fiber optical components. Over the past two years we accelerated our project development schedule, which resulted in significant operating losses in 2002 and 2001. We forecast that 2003 levels of R&D spending will be flat to down slightly compared to 2002, as we reduce our dependence upon outside research consultants.

We anticipate the initial product availability of the low-profile antenna will be at the end of the second-quarter of 2003. We slowed our investment in the development of our in-fiber, optical components in response to the dramatic slow down in the telecommunications market. We are currently redirecting the funding of in-fiber component research towards high-performance, low-cost gyroscopes, which have a potentially shorter-range financial return. Going forward, we plan to continue basic research into in-fiber telecommunications components, but plan to align the timing of our development expenditures with opportunities in the telecommunication market as they emerge.

Since October 1997, we have made substantial investments in fiber optic gyro technology. FOG sensors increase the accuracy and durability of our existing products, thus broadening our market spectrum. Our investment has resulted in a suite of open-loop fiber optic gyro sensors, a vertically integrated fiber optic manufacturing process and the integration of FOG sensors into our defense navigation product lines. We sold modest quantities of FOGs in 1998, and subsequently increased our sales volumes as we improved our product designs. As with other research initiatives, we believe that the market opportunities associated with FOG based products will contribute to KVH’s growth and help KVH sustain profitable operations. Our strategic emphasis will be to integrate fiber optic products into systems level solutions, including our tactical navigation and antenna systems, and into new applications such as guided munitions and high-voltage current sensors.

Concurrent with the investments in new products and markets, we strengthened our corporate infrastructure to support the Company’s growth. We became ISO 9001 certified in 1999, implemented a company-wide enterprise-resource-planning computer system and supply-chain management computer system, began a manufacturing outsourcing program, installed redundant computer processing at an outside location to provide disaster recovery capability for our computer systems and hired key personnel in operations, finance, engineering and business development to improve the execution of our growth plan. We believe that our investments in both product research and corporate infrastructure help prepare us for controlled growth and profitability.

Results of Operations The following table sets forth, for the periods indicated, certain financial data expressed as a percentage of revenues:

	Year Ended December 31,
	2002	2001	2000
Net sales	100.0%	100.0%	100.0%

Gross profit	44.4	38.1	37.8
Research and development	18.6	24.1	13.0
Sales and marketing	20.9	25.7	21.1
General and administrative	7.5	7.7	7.4

Operating loss	(2.6)	(19.4)	(3.7)
Other expense (income), net	0.5	(0.3)	1.3

Loss income before income tax benefit	(3.1)	(19.1)	(5.0)
Income tax benefit	—	—	(2.1)

Net loss	(3.1)%	(19.1)%	(2.9)%

Years Ended December 31, 2002 and 2001

Net Sales
Net sales increased by 46% to $47.7 million from $32.7 million in 2001. Communications product revenues made up over half of this growth, increasing 46% to $25.9 million from $17.7 million in 2001. Communications growth reflects the expansion of sales of land-mobile products through large national distributors and significant original equipment manufacturer sales volumes resulting from new agreements with major RV distributors and manufacturers. Based upon our expanded distribution channels, we believe that 2003 communications sales will continue to grow, but at a lower rate than in 2002. Factors that could influence 2003 sales are: continued growth in the overall RV market, the potential for significant OEM sales, and the release of our low-profile antenna, which we believe will broaden our market to include sport utility vehicles and mini-vans. We have little experience in the automotive marketplace and it is difficult to predict sales results with certainty, however this market appears to be a significant sales opportunity. The risk factors section beginning on page 16 highlights additional details and risks related to product development cycles and other risks associated with the communications market.

Combined sales for our defense navigation, FOG components, legacy marine and OEM products increased 45% in 2002 to $21.8 million from $15.0 million in 2001. Defense navigation shipments (including funded engineering) increased to $15.3 million from $7.2 million in 2001; FOG components (excluding defense shipments) declined to $3.7 million from $4.4 million in 2001; and legacy marine and OEM sensor shipments declined in 2002 to $2.8 million from $3.5 million in 2001. The growth in defense revenues is due to the demand for tactical military navigation systems, such as our TACNAV Light system, which is currently deployed on fast-attack, light-armored vehicles worldwide. In addition, an increased percentage of our defense systems sales include fiber optic components, providing an even greater level of precision. The decline in FOG component sales reflects the unevenness of non-recurring orders year-to-year; while the planned decline in marine legacy and OEM orders resulted from a marketing shift away from the consumer marine navigation market towards higher-volume sales opportunities in the communications and defense markets.

Overall, we anticipate that the rate of combined sales growth in 2003 may slow somewhat from 2002. Our current 2003 sales forecast indicates the potential for strong growth, however, factors such as a delay in introduction or slow acceptance of our low-profile antenna, a prolonged economic downturn or delays within the military procurement process could cause our actual sales results to differ materially from our current forecast.

Cost of Goods Sold
The Company’s cost of goods sold consists of direct labor, materials, manufacturing overheads and engineering costs associated with customer-funded engineering. Customer-funded research and development costs included in cost of goods sold were approximately $1.0 million in 2002 and $1.4 million in 2001. During 2002 we realized material and labor cost savings equal to 1% of sales. Cost improvements resulted from reduced component costs, outsourcing of sub-assemblies and improvements in our manufacturing methods. Our supply-chain and materials requirements planning systems continued to provide us with stronger control over our manufacturing inventories, resulting in favorable material purchase agreements, improved component pricing and increased inventory turns, which rose to 6.6 turns from 5.2 inventory turns during the previous year. Manufacturing overhead spending decreased slightly from the prior year and overhead spending declined as a percentage of sales to 11% in 2002 from 16% in 2001. Improved manufacturing spending reflects favorable overhead spending and improved capacity utilization at both of our manufacturing facilities. Our largest productivity gain occurred at our Rhode Island manufacturing facility, where overhead spending grew modestly, while production rose by 42% in 2002 from 2001 levels. Looking ahead we believe that, primarily due to shifts in production mix, cost of goods sold as a percentage of sales will remain essentially unchanged from 2002.

Research and Development Expense
Research and development expense consists of direct labor, materials, associated overheads, and other direct costs resulting from the Company’s internally funded product development activities. All internal research and development costs are expensed in the period they are incurred. Internally funded development costs associated with the low-profile antenna and active-fiber projects for each of 2002 and 2001 represented approximately 50% of total R&D spending in 2002 and 2001. We made significant progress in the development of our low-profile antenna in 2002 and introduced the product in January of 2003. Telecommunications market conditions forced us to dramatically slow our active fiber high-speed modulator project. Other R&D expense increased $0.9 million as a result of decreased customer funding and new hires. Spending associated with outside consultants is expected to decline as we release our low-profile antenna in 2003.

Sales and Marketing Expense
Sales and marketing expense consists primarily of salaries and related expenses for sales and marketing personnel, sales commissions for in-house and third party sales representatives, travel expenses, sales literature, advertising, and trade shows. Sales and marketing expense increased by $1.5 million to $10.0 million in 2002 from $8.4 million in 2001, while spending as a percentage of revenues declined to 21% of sales in 2002 from 26% of sales in 2001. The majority of the 2002 cost increase was related to variable selling expenses such as third-party sales commissions, trade show costs, media, and the expense of new product introductions. KVH utilizes a third-party distribution network, which provides significant leverage of our in-house resources with a minimum of corporate support. Third party distribution allows KVH to grow quickly without incurring the additional costs of hiring and training in-house sales personnel and leverages third-party sales resources and their geographic market presence. In 2002 we also entered into OEM agreements with leading RV coach manufacturers that allowed us to leverage their sales volumes to increase our product sales. OEM customers provide significant sales volume potential, and require a proportionately smaller investment in sales support costs per dollar of revenue than lower volume customers. Looking ahead we believe marketing and sales costs will increase primarily as a result of new product introduction costs, but we anticipate that, as a percentage of sales, 2003 selling expenses will not change materially compared to 2002.

General and Administrative Expense
General and administrative expense consists of costs attributable to the Company’s management, finance, accounting, management information systems, human resources, facility management, and outside professional services. General and administrative costs increased $1.1 million to $3.6 million or 43% from 2001 levels, but decreased slightly as a percentage of sales to 7.5% from 7.7% in 2001. Cost increases reflect annual salary increases; key hires; and rising professional fees resulting from compliance with new regulations contained in the Sarbanes-Oxley Act, and professional fees associated with general law support for patent filings, contracts and other legal matters. Going forward, we anticipate that general and administrative costs will increase, but remain roughly equal to 2002 levels when expressed as a percentage of sales.

Interest Income
Interest income reflects the interest earned by investing excess cash in fully insured, federal short-term obligations.

Interest Expense
Interest expense is made up of interest charges related to our mortgage loan and the commitment fee associated with the unused portion of our asset based line of credit.

Income Tax Benefit
Income tax expense of $86,100 in 2002 represents both income tax on income generated by our foreign subsidiary and domestic income tax expense from further adjustment of cumulative domestic income tax benefit. The total income tax benefit resulting from domestic losses for the year ended December 31, 2002 was allocated to income from continuing operations and stockholders’ equity, (e.g., from current year disqualifying dispositions of incentive stock options and exercise of non-qualified stock options), but was fully reserved with a valuation allowance. For a further discussion of income taxes see note 8 to the financial statements.

Years Ended December 31, 2001 and 2000

Net Sales
Net sales increased by 9% to approximately $32.7 million from roughly $30.0 million in 2000. Communications product revenues made up 33% of our sales growth, increasing by 5% to $17.7 million from $16.4 million in 2000. The slowdown of communications sales growth was triggered by increases in fuel prices and economic uncertainties that had a negative impact on RV sales, which is one of the largest applications for our land mobile communications products. Towards the end of 2001 gasoline prices fell, and the RV market began to recover its strength, stimulating renewed sales growth. We steadily grew our reseller distribution network during 2001, entering into agreements with major RV distributors and manufacturers, positioning KVH for renewed growth in 2002.

Defense navigation, FOG components, legacy marine and OEM product sales increased 14% in 2001 to $15.0 million from $13.6 million in 2000. This sales increase was the result of three factors: defense shipments declined by $1.6 million from $7.0 million in 2000; fiber optic revenues grew to $4.4 million from $1.7 million in 2000; and OEM shipments doubled in 2001 to $1.7 million from $0.8 million in 2000. Then current events created a significant demand for tactical navigation systems, such as our TACNAV Light system, which is deployed on light armored vehicles. Although our defense shipments declined in 2001, we were able to demonstrate our products to a wide range of defense customers and put a record number of quotations in our customers’ hands. As a result of these efforts our TACNAV products won wide acceptance within the U.S. military and allied military circles

Cost of Goods Sold
Customer-funded research and development costs included in cost of goods sold were approximately $1.3 million in 2001 and $1.1 million in 2000. During 2001 we realized material and labor cost savings resulting from the redesign of existing products and improvements in our manufacturing process. Our supply-chain materials management system continued to provide us with stronger control over our manufacturing inventories and provided the tools required to better manage our procurement process. This resulted in more favorable material purchase agreements and better pricing. Manufacturing overheads decreased by 1% in 2001 and overheads fell as a percentage of sales to 16% from 18% in the prior year. Improved manufacturing overheads reflect increased FOG capacity utilization and better management of our Rhode Island manufacturing resources.

Research and Development Expense
Internally funded development costs increased by approximately $4.0 million or 102% in 2001 from $3.9 million in 2000. The cost increase is the result of the acceleration of two development projects, a high-speed in-fiber modulator and a low-profile satellite antenna. All internal research and development costs are expensed in the period they are incurred. The combined costs of the two projects amounted to $4.5 million dollars in 2001. Non-project R&D decreased slightly as a result of increased customer funding of defense programs in 2001. Almost one-third of 2001 R&D spending reflects the use of outside consultants and university researchers to support our project developments.

Sales and Marketing Expense
Sales and marketing expense increased by $2.1 million to $8.4 million in 2001 from $6.3 million in 2000. The majority of the cost increase was related to variable selling expenses such as commissions, trade shows, media, and new product introductions. In addition, roughly 14% of the 2001 increase related to the reorganization of the post-sales customer support group into a new customer service team that provides comprehensive support to the customer, including order placement, product shipment, repair service, and a customer help desk.

We broadened our product offerings to include high-speed broadband Internet capabilities, and we began the process of staffing that function. Products requiring 24-hour a day, 7-day a week customer support will continue to have a significant impact on support cost.

General and Administrative Expense
General and administrative expense consists of costs attributable to the Company’s management, finance, accounting, management information systems, human resources, facility management, and outside professional services. General and administrative costs increased $0.3 million to $2.5 million or 13% in 2001 over 2000 and increased slightly as a percentage of sales to 8% from 7% in 2000. Cost increases reflect annual salary increases, and rising professional fees.

Interest Income
Interest income reflects the interest earned by investing excess cash from our private offering in fully insured, federal short-term obligations.

Interest Expense
Interest expense is made up of interest charges related to our mortgage loan and equipment leases.

Income Tax Benefit
Total income tax benefit for the year ended December 31, 2001 was allocated to income from continuing operations and stockholders’ equity, but was fully reserved with a valuation allowance and therefore zero income tax benefit was accounted for in our statement of operations, or additional paid-in capital for stock-based compensation income tax benefits (e.g., from current year disqualifying dispositions of incentive stock options and exercise of non-qualified stock options). In 2000, as a consequence of an Internal Revenue Service tax return examination, we made adjustments to income tax credits recorded in prior years. For a further discussion of income taxes see note 8 to the financial statements.

Liquidity and Capital Resources
Cash used in operating activities decreased by $1.6 million in 2002 to $3.1 million from $4.7 million in 2001. The improvement included the impact of a decrease in the net loss of $4.8 million, an increase in short term liabilities, which was partially offset by increased accounts receivable of $4.3 million. A key success factor in preserving operating cash was our control of manufacturing inventory, which decreased by $0.2 million, while sales grew by 46% over 2001 results. Capital spending declined year-over-year by $0.7 million, as we were selective in making capital acquisitions. Cash generated from financing activities declined by $12.1 million reflecting the fact that a private offering occurred in 2001. Factoring out the funds raised in our 2001 private offering, cash flow improved by $3.2 million over 2001 results. The largest factor contributing to the 2002 results was the decrease in our net loss. As a consequence of achieving profitability in the second half of 2002 we have experienced further improvement in cash flow. We anticipate a continuation of profitable operations for 2003, which would continue to support cash flow improvement.

On January 11, 1999, the Company entered into a mortgage loan in the amount of $3,000,000. The note term is 10 years, with a principal amortization of 20 years at a fixed rate of interest of 7%. Land, building and improvements secure the mortgage loan. The monthly mortgage payment is $23,259, including interest and principal. Due to the difference in the term of the note and amortization of the principal, a balloon payment of $2,014,716 is due on February 1, 2009. The principal paid in 2002 totaled $86,974, and as of December 31, 2002, $2,697,147 was outstanding.

On March 27, 2000 we entered into a $5.0 million asset-based, three-year, revolving loan facility at an interest rate of the prime bank lending rate plus 1%. The company has entered into an agreement with Fleet Bank to extend the current agreement through the period of June 30, 2003 while we negotiate a new agreement. Any unused portion of the revolving credit facility accrues interest at an annual rate of 50 basis points. The loan facility provides for advancing funds based upon an asset availability formula that includes our eligible accounts receivable and inventory. The availability formula sets aside a fixed amount of qualified assets that may not be borrowed against. We may terminate the loan prior to the full term. However, we would become liable for certain termination fees should we do so.

On December 29, 2000 we issued and sold 800,000 common shares to the State of Wisconsin Investment Board at $6.25 per share. On April 2, 2001 and April 17, 2001, we issued and sold an aggregate of 1,230,770 shares of our common stock, at a purchase price of $6.50 per share, to Special Situations Fund III, LP, Special Situations Cayman Fund, LP, Special Situations Private Equity Fund, LP, and Special Situations Technology Fund, LP, pursuant to a Common Stock Purchase Agreement dated March 30, 2001. On April 17, 2001, we also issued and sold an aggregate of 307,692 shares of our common stock, at a purchase price of $6.50 per share, to the State of Wisconsin Investment Board, pursuant to a Common Stock Purchase Agreement dated April 16, 2001. On May 1, 2001, we issued and sold 76,923 shares of our common stock, at a purchase price of $6.50 per share, to Mr. Austin Marxe. We concluded our private financing on May 25, 2001, with the issuance and sale of 615,384 shares of our common stock, at a purchase price of $6.50 per share, to the Massachusetts Mutual Life Insurance Company. In total we realized net proceeds of $17.5 million, that has been used to fund operations and advanced research into photonics and mobile broadband satellite communications.

We believe that existing cash balances and funds available under our revolving credit facility will be sufficient to meet our anticipated working capital requirements for 2003. We periodically assess the need to raise additional funds by considering operating performance as well as considering potential decisions to expand more rapidly, to broaden or enhance products more rapidly, to acquire businesses or technologies or to make other significant expenditures to remain competitive. Should the need arise to secure additional capital, we would look to the equity and / or debt markets as potential sources of funds.

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

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. The Company’s significant accounting policies are included in Note 1 of the Notes to the Consolidated Financial Statements. The significant accounting policies that management believes are the most critical to aid in fully understanding and evaluating the Company’s reported financial results include allowance for doubtful accounts, inventory valuation, impairment of long-lived assets and recoverability of deferred tax assets.

The Company’s estimate for its allowance for doubtful accounts related to trade receivables is based on specific and historical criteria that are combined to determine the total amount reserved. The Company evaluates specific accounts where we have information that the customer may have an inability to meet its financial obligations. The Company uses its judgment, based on the best available facts and circumstances, and records a specific reserve for that customer against amounts due to reduce the receivable to the amount that is expected to be collected. These specific reserves are reevaluated on a monthly basis and adjusted as additional information is received that impacts the amount reserved. An additional reserve is established for all customers based on a range of percentages applied to aging categories. These percentages are based on historical collection and write-off experience and are analyzed on a quarterly basis. Historically, the Company’s bad debt write-offs have been insignificant. If circumstances change, the Company’s estimates of the recoverability of amounts due the company could be reduced by a material amount.

Inventory is valued at the lower of cost or market. The Company continually ensures that slow-moving and obsolete inventory is written down to its net realizable value by reviewing current quantities on hand, actual and projected sales volumes and anticipated selling prices on products. Generally, the Company does not experience issues with obsolete inventory due to the nature of its products being interchangeable within various product offerings. If the Company were not able to achieve its expectations of the net realizable value of the inventory at its current value, the Company would have to adjust its reserves accordingly.

Long-lived assets are reviewed for indications of impairment when events and circumstances indicate that the assets might not be recoverable. Recoverability of long-lived assets is measured by a comparison of the assets carrying value to the estimated future undiscounted forecast cash flows anticipated for the asset. If such assets were considered to be impaired, the impairment would be measured by the amount by which the carrying value of the asset exceeds its fair value based on estimated discounted cash flows. The preparation of future cash flows requires significant judgments and estimates with respect to future revenues related to the respective asset and the future cash outlays related to those revenues. Actual revenues and related cash flows or changes in anticipated revenues and related cash flows could result in a change in this assessment and result in an impairment charge. The preparation of discounted cash flows also requires the selection of an appropriate discount rate. The use of different assumptions would increase or decrease estimated discounted cash flows and could increase or decrease the related impairment charge.

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

Recent Accounting Pronouncements
In June 2001, the FASB issued SFAS No. 141, Business Combinations, (SFAS No. 141) and SFAS No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations. SFAS No. 141 specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported separately from goodwill. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121 and subsequently, SFAS No. 144 after its adoption. The Company adopted the provision of SFAS No. 141 on January 1, 2001, and it did not have a material impact on the consolidated financial statements. The Company adopted SFAS No. 142 on January 1, 2002 and it did not have a material impact on the consolidated financial statements.

In August 2001, the FASB issued FAS 143, Accounting for Asset Retirement Obligations, which is effective for the Company’s fiscal year 2002. FAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. FAS 143 applies to all entities. The Company’s adoption of FAS 143 did not impact its financial condition or results of operations.

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

In April 2002, the FASB issued FAS 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, which is effective for transactions occurring after May 15, 2002. FAS 145 rescinds FAS 4 and FAS 64, which addressed the accounting for gains and losses from extinguishment of debt. FAS 44 set forth industry-specific transitional guidance that did not apply to the Company. FAS 145 amends FAS 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. FAS 145 also makes technical corrections to certain existing pronouncements that are not substantive in nature. The Company does not expect the adoption of FAS 145 to have a significant impact on its financial condition or results of operations.

         In July 2002, the FASB issued FAS 146, Accounting for Exit or Disposal Activities. FAS 146 addresses the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance set forth in Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The scope of FAS 146 includes costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and certain termination benefits provided to employees who are involuntarily terminated. FAS 146 is effective for exit or disposal activities initiated after December 31, 2002. The adoption of FAS 146 by the Company will impact the accounting for future exit and disposal activities.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No.5, 57 and 107 and a rescission of FASB Interpretation No. 34.” This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002, and are not expected to have a material effect on our financial statements.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 (SFAS 148), “Accounting for Stock Based Compensation – Transition and Disclosure – an Amendment of FASB Statement No. 123 (SFAS 123),” which is effective for financial statements for fiscal years ending after December 15, 2002, with early adoption permitted. SFAS 148 will enable companies that choose to adopt the preferable fair value based method to report the full effect of employee stock options in their financial statements immediately upon adoption, and to make available to investors better and more frequent disclosure about the cost of employee stock options. We will continue to apply the “disclosure only” provisions of both SFAS 123 and SFAS 148.

Contractual Obligations and Other Commercial Commitments

Our contractual commitments consist of a mortgage note payable, forward currency exchange contracts, facility and equipment leases. The principal repayment of the mortgage note is based upon a 20-year amortization schedule, but the term is 10 years requiring a balloon payment of $2,014,716, due on February 1, 2009. There are no loan to value covenants in the loan that would require early pay-down of the mortgage if the market value of the property should decline. We have purchased foreign currency contracts to protect ourselves against further currency fluctuations of the U.S. Dollar relative to the Euro. Existing contracts fix Euro pricing through February 2003. We are also obligated under a multi-year facility lease that terminates in 2005. Our present intention is to renew the facility lease prior to its expiration in 2005. Our operating leases represent vehicle and equipment operating leases. The schedule below reflects liabilities under these agreements at December 31, 2002.

	Total	2003 - 2004	2005 - 2006	After 2006
Mortgage loan	$ 2,697,147	193,266	222,218	2,281,663
Facility lease	729,437	483,468	178,669	67,300
Foreign exchange contracts	325,841	325,841	—	—
Operating leases	380,071	323,175	42,217	14,679

Total contractual cash obligations	$ 4,132,496	1,325,750	443,104	2,363,642

We have not entered into off-balance sheet commercial commitments such as standby letters of credit, guarantees, standby repurchase obligations or commercial commitments, other than the purchase of the forward currency exchange contracts as listed above.

Other Matters

None.

Inflation

The Company believes that inflation has not had a material effect on its results of operations.

Forward Looking Statements – Trends, Risk and Uncertainties

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements that are subject to a number of risks and uncertainties. These are important factors that could cause actual results to differ materially from those anticipated.

We May Fail to Complete Our Mobile Broadband Initiative Successfully
Our mobile broadband project is still in the product design stage. The KVH mobile broadband initiative is directed toward the development of a low-profile satellite TV antenna that will provide in-motion access to high-speed, two-way Internet and satellite television services for the video and computer systems aboard passenger and other vehicles.

The project involves significant technical advances and there can be no assurance that we will achieve the form factor, performance, and cost parameters necessary for successful commercialization of the automotive satellite TV antenna system. Manufacturing or product design issues could also delay the shipment of the finished product beyond our anticipated first unit target date of late second quarter 2003. If we are delayed in the development of the mobile broadband technology, or we are not first to market with this technology, we may be unable to achieve significant market share in the automotive, mobile satellite communications market.

The success of our mobile broadband project depends upon our ability to develop a technologically advanced antenna at an acceptable price for the automotive marketplace. To date, phased-array antennas have been developed at prices far in excess of what is practical in the automotive marketplace. There can be no assurance that we can engineer and manufacture a phased-array solution within the pricing and technical parameters necessary to be successful in the automotive marketplace.

The Success of the TracNet Mobile High-speed Internet System Depends on the Performance and Quality of Other Service Providers
The new TracNet service is designed to provide mobile high-speed Internet access to vehicles and vessels throughout North America and as far as 100 miles off the coast of North America. A European variant is also scheduled for production in 2003. TracNet’s successful operation depends on the use of KVH’s antenna and other services and equipment of third-party suppliers. TracNet relies upon the services offered by the satellite Internet provider (Bell ExpressVu of Canada), as well as the equipment and services of cellular and satellite return link communications suppliers. Globalstar Satellite Communications Services, which KVH uses as the satellite return link supplier for TracNet, filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code on February 15, 2002 and currently is operating its business as a debtor-in-possession. KVH is also in negotiations with a potential prospective European Internet-via-satellite provider. Should Globalstar or one of the other vendors integral to TracNet’s operation be unable to fulfill its obligations, KVH would seek an alternate supplier, and KVH may have to carry out any necessary hardware and software retrofits or upgrades that may be required to ensure the continued operation of the TracNet system. In such event, KVH may not be successful identifying and entering into appropriate agreements with replacement suppliers, which would impair our ability to offer the TracNet service.

We May Fail to Complete Our Photonic Fiber Development Initiative Successfully
Our photonic fiber project is currently in the development stage. Our proposed optical fiber technology would serve as the foundation for a variety of electro-optic components built within or on a strand of optical fiber. Potential applications for this technology include its use in KVH’s existing fiber optic gyros, navigation systems, and satellite communications products. A future application could also include high-speed, in-fiber modulators that would greatly enhance the speed of transmissions over fiber optic networks. We may never complete the technological development necessary to realize the full commercial potential of the project. Our current approach utilizes a proprietary electro-optic polymer and our D-fiber technology. This initiative depends on significant technical advances, and there can be no assurance that we will achieve the intended form factor.

Optical fiber telecommunications solutions are not currently and may never be economically viable solutions and the timing or magnitude of future market demand for telecommunications components is not known.

Research and Development Expenditures Could Lead to Continuing Operating Losses
For the past two years we have made significant investments in research and development that have contributed to operating losses in each of those years. In May 2001, we completed a series of private placements that raised $17.5 million, net of transaction costs, to accelerate our research into two key product areas, photonic fiber and mobile broadband. If 2003 R&D project expenditures are extended beyond our current projections or the product results of these projects are delayed, it could impact our ability to sustain profitability.

Future Sales Growth Depends on the Continued Expansion of Satellite Communications Revenues
The Company’s growth has been largely sustained by a consistent expansion of our satellite communications sales. Our future satellite communications sales growth will be based to a considerable extent upon the successful introduction of new mobile satellite communications products for use in marine and land applications. Our success depends heavily on rapid completion of new products, including worldwide Internet and data applications. However, poor consumer confidence and/or economic conditions could depress product demand. Our success also depends on external variables such as consumers’ access to satellite communication services, which may be hindered because satellite launches and new technology are expensive and subject to failures, which may depress demand for our products.

Defense-related Sales Could be Adversely Affected by Political and International Events
Recent world events and a shift in military planning to favor rapid deployment and lighter vehicles put a premium on precision navigation, a feature offered by KVH’s integrated tactical navigation systems. However, the growth of the Company’s defense-related revenues could be adversely affected by: delays in the current military procurement schedule; an unexpected shift or reallocation of anticipated funding for military programs; delays in the testing and acceptance of our technological solutions by the military; and sales cycles that are long and difficult to predict in military markets. The rapid growth experienced in 2002 may not repeat in 2003, based upon the cyclical nature of the military order flow. Substantial fluctuations in sales can result quarter-to-quarter and year-to-year.

Our Operating Results are Variable
Our quarterly operating results have varied in the past and may vary significantly in the future depending upon the risk factors in this section and whether we are successful in managing our assets, revenue growth and the ratio of expenses to revenues.

Our Share Price has Displayed Volatility
The Company’s stock has experienced substantial price volatility as a result of variations between our actual and anticipated financial results and as a result of announcements by the Company and our competitors. In addition, the stock market has experienced extreme price and volume fluctuations that have affected the market price of many technology companies in ways that have been unrelated to the operating performance of these companies. These factors, as well as general economic and political conditions, may materially adversely affect the market price of the Company’s common stock in the future.

Our Consumer Product Sales are Dependent on the Financial Strength and Performance of Our Distribution Network
Many of our consumer-oriented products are marketed through a worldwide network of third-party value-added resellers, distributors, and independent sales representatives. Many of the Company’s resellers operate on narrow product margins, and may distribute products from competing manufacturers. The Company’s business and financial results could be adversely affected if the financial condition of these resellers weakens, if resellers within consumer channels cease distribution of the Company’s products, or if uncertainty regarding demand for the Company’s products causes resellers to reduce their ordering and marketing of the Company’s products.

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

Claims by Other Companies that We Infringe Their Copyrights or Patents Could Adversely Affect Our Financial Condition
If any of our products violate third-party proprietary rights, we may be required to reengineer our products or seek to obtain licenses from third parties to continue to offer our products. Any efforts to reengineer our products or obtain licenses on commercially reasonable terms may not be successful, and, in any case, would substantially increase our costs and have a material adverse effect on our business, operating results and financial condition. We do not generally conduct comprehensive patent searches to determine whether the technology used in our products infringes patents held by third parties. In addition, product development is inherently uncertain in a rapidly evolving technological environment in which there may be numerous patent applications pending, many of which are confidential when filed, with regard to similar technologies.

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

Our Future Success Depends to a Significant Degree on the Skills, Experience, and Efforts of the Company’s CEO, Martin Kits Van Heyningen, and our Senior Executives
The loss of the services of Mr. Kits van Heyningen could have a material adverse effect on our business, operating results and financial condition. We also depend on the ability of our executive officers and other members of senior management to work effectively as a team. We do not have employment agreements with any of our executive officers.

General Economic Conditions and Current Economic and Political Uncertainty Could Adversely Affect the Company
The Company’s operating performance depends significantly on general economic conditions. Demand for some of the Company’s consumer-oriented products displayed slower-than-anticipated growth as a result of worsening global economic conditions. Continued uncertainty about future economic conditions has also made it increasingly difficult to forecast future operating results. Should global and regional economic conditions fail to improve or continue to deteriorate, demand for the Company’s products could be adversely affected, as could the financial health of its suppliers, distributors, and resellers. Demand for our products can also be affected by stock market weakness. This is especially true for sales to the marine market.

ITEM 7a.	Quantitative and Qualitative Disclosure About Market Risk
Not applicable.

ITEM 8.	Financial Statements and Supplementary Data
The Company’s consolidated financial statements and supplementary data, together with the report of KPMG LLP, independent auditors, are included in Part IV of this Report on Form 10-K.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.

PART III

ITEM 10.	Directors and Executive Officers of the Registrant
Information in the Proxy Statement under the captions “Board of Directors,” “Executive Compensation” and compliance with Section 16(a) reporting is incorporated by reference.

ITEM 11.	Executive Compensation
Information in the Proxy Statement under the caption “Executive Compensation” is incorporated by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management
Information in the Proxy Statement under the captions “Stock Ownership Information” and “Directors’ and Officers’ Compensation” is incorporated by reference.

ITEM 13.	Certain Relationships and Related Transactions
None.

ITEM 14.	Disclosure Controls and Procedures

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

PART IV

ITEM 15.	Exhibits, Financial Statement Schedule, and Reports on Form 8-K

(a)	Documents filed as part of this report:	Page
1.	Financial Statements

Report of Independent Auditors	25
Consolidated Balance Sheets as of December 31, 2002, and 2001	26
Consolidated Statements of Operations for the years ended December 31, 2002, 2001 and 2000	27
Consolidated Statements of Stockholders’ Equity and Other Comprehensive Income for the years ended December 31, 2002, 2001 and 2000	28
Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000	29
Notes to Consolidated Financial Statements	30

2.	Financial Statement Schedule. See “Schedule II – Valuation and Qualifying Accounts” and “Independent Auditors Report” included on pages 43 and 44. All other schedules have been omitted since the information is not required, or because the information required is included in the consolidated financial statements or notes.

3.	Our Chief Executive and Chief Financial Officers have furnished to the Securities and Exchange Commission the certification with respect to this Report that is required by Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

None

(c) Exhibit Number	Description	Note

3.1	Restated Certificate of Incorporation of the Company	(1)
3.2	Amended and Restated By-laws of the Company
10.01	1986 Executive Incentive Stock Option Plan	(1)
10.02	Amended and Restated 1995 Incentive Stock Option Plan of the Company	(1)
10.03	1996 Employee Stock Purchase Plan	(1)
10.04	Registration Rights Agreement dated May 20, 1986, by and among the Company and certain stockholders of the Company	(1)
10.05	Amendment to Registration Rights Agreement dated January 25, 1988, by and among the Company, Fleet Venture Resources, Inc., and Fleet Venture Partners I and certain stockholders of the Company	(1)
10.06	Amendment to Registration Rights Agreement dated October 25, 1988, by and among the Company and certain stockholders of the Company	(1)
10.07	Amendment to Registration Rights Agreement dated July 21, 1989, by and among the Company and certain stockholders of the Company	(1)
10.08	Third Amendment to Registration Rights Agreement dated November 3, 1989, by and among the Company and certain stockholders of the Company	(1)
10.09	Technology License Agreement dated December 22, 1992, between the Company and Etak, Inc.	(1)
10.10	Agreement regarding Technology Affiliates Program between Jet Propulsion Laboratory and the Company	(1)
10.11	Purchase and Sale Agreement dated March 18, 1996, 50 Enterprise Center, Middletown, Rhode Island between the Company and SKW Real Estate Limited Partnership	(2)

(c) Exhibit Number	Description	Note

10.12	Loan and Security Agreement dated March 27, 2000, between the Company and Fleet Capital Corporation	(4)
10.13	Common Stock Purchase Agreement between KVH Industries, Inc., and Special Situations Fund, III, L.P., Special Situations Cayman Fund, L.P., Special Situations Private Equity Fund, L.P. and Special Situations Technology Fund, L.P. dated March 30, 2001	(6)
10.14	Common Stock Purchase Agreement between KVH Industries, Inc. and the State of Wisconsin Investment Board pursuant to a Common Stock Purchase Agreement dated April 16, 2001	(6)
10.15	Common Stock Purchase Agreement between KVH Industries, Inc. and the Massachusetts Mutual Life Insurance Company dated May 25, 2001	(6)
10.16	Open End Mortgage, and Security Agreement	(5)
10.17	Tinley Park, Illinois, Lease	(5)
10.18	Private Placement Share Purchase Agreement	(3)
10.19	1996 Incentive & Non-qualified Stock Option Plan	(1)
21.1	List of Subsidiaries of the Company	(1)
23.1	Consent of KPMG LLP

(1)	Incorporated by Reference to Exhibit Index on Form S-1 filed with the Securities and Exchange Commission dated March 28, 1996, Registration No. 333-01258.

(2)	Filed by paper with the Securities and Exchange Commission.

(3)	Incorporated by reference to Exhibit 10.39 on Form 8-K filed with the Securities and Exchange Commission dated January 5, 2001. (4) Incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

(5)	Incorporated by reference to Exhibits 99.1 and 99.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

(6)	Incorporated by reference to Exhibits 10.39 through 10.42 to the Company’s Current Reports on Form 8-K filed with the Securities and Exchange Commission on April 19, 2001 and June 11, 2001.

CERTIFICATIONS

Certification of Chief Executive Officer
Pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002

I, Martin A. Kits van Heyningen, President and Chief Executive Officer, certify that:

1. I have reviewed this annual report on Form 10-K of KVH Industries, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omission of material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 14, 2003 /s/ Martin A. Kits van Heyningen —————————————— Martin A. Kits van Heyningen Chief Executive Officer

Certification of Chief Financial Officer
Pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002

I, Patrick J. Spratt, Chief Financial Officer, certify that:

1. I have reviewed this annual report on Form 10-K of KVH Industries, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omission of material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 14, 2003 /s/ Patrick J. Spratt —————————————— Patrick J. Spratt Chief Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KVH Industries, Inc. Date: March 14, 2003 BY: /s/ Martin A. Kits van Heyningen —————————————— Martin A. Kits van Heyningen President & CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Name	Title	Date
/s/ Martin A. Kits van Heyningen —————————————— Martin A. Kits van Heyningen	President, Chief Executive Officer and Director (Principal Executive Officer)	March 14, 2003

/s/ Patrick J. Spratt —————————————— Patrick J. Spratt	Chief Financial Officer (Principal Financial and Accounting Officer)	March 14, 2003

/s/ Arent H. Kits van Heyningen —————————————— Arent H. Kits van Heyningen	Chairman of the Board	March 14, 2003

/s/ Robert W.B. Kits van Heyningen —————————————— Robert W.B. Kits van Heyningen	Director	March 14, 2003

/s/ Mark S. Ain —————————————— Mark S. Ain	Director	March 14, 2003

/s/ Stanley K. Honey —————————————— Stanley K. Honey	Director	March 14, 2003

/s/ Werner Trattner —————————————— Werner Trattner	Director	March 14, 2003

—————————————— Charles R. Trimble	Director

INDEPENDENT AUDITORS’ REPORT

Board of Directors and Stockholders
KVH Industries, Inc.:

We have audited the accompanying consolidated balance sheets of KVH Industries, Inc. and subsidiary as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of KVH Industries, Inc. and subsidiary at December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

Providence, Rhode Island
January 31, 2003

KVH INDUSTRIES, INC. AND SUBSIDIARY

Consolidated Balance Sheets December 31, 2002 and 2001

Assets (note 4)	2002	2001
Current assets:
Cash and cash equivalents	$ 7,239,255	11,240,893
Accounts receivable, less allowance for doubtful accounts of
$153,090 in 2002 and $68,037 in 2001 (note 10)	9,716,292	6,026,689
Costs and estimated earnings in excess of billings on
uncompleted contracts	377,058	482,486
Inventories (note 2)	3,947,207	4,124,203
Prepaid expenses and other deposits	587,647	406,866
Deferred income taxes (note 8)	616,877	637,799

Total current assets	22,484,336	22,918,936

Property and equipment, net (note 3)	7,384,888	7,431,287
Other assets, less accumulated amortization of $638,395
in 2002 and $505,812 in 2001	441,225	573,849
Deferred income taxes (note 8)	2,238,430	2,238,430

Total assets	$ 32,548,879	33,162,502

Liabilities and Stockholders’ Equity
Current liabilities:
Bank line of credit (note 4)	$ —	—
Current portion of long-term debt (note 4)	93,262	86,974
Accounts payable	2,321,104	2,084,507
Accrued expenses (note 6)	2,007,470	1,143,790
Customer deposits	91,665	903,853

Total current liabilities	4,513,501	4,219,124

Long-term debt excluding current portion (note 4)	2,603,885	2,697,147

Total liabilities	7,117,386	6,916,271

Stockholders’ equity (notes 7 and 13):
Preferred stock, $0.01 par value. Authorized 1,000,000 shares;
none issued	—	—
Common stock, $.01 par value. Authorized 20,000,000 shares;
issued 11,149,768 shares in 2002 and 10,961,191 shares in 2001	111,498	109,612
Additional paid-in capital	35,134,093	34,478,002
Accumulated deficit	(9,818,025)	(8,341,383)
Accumulated other comprehensive income (note 14)	3,927	—

Total stockholders’ equity	25,431,493	26,246,231

Commitments (notes 5, 9 and 15)
Total liabilities and stockholders’ equity	$ 32,548,879	33,162,502

See accompanying Notes to Consolidated Financial Statements. 26

KVH INDUSTRIES, INC. AND SUBSIDIARY

Consolidated Statements of Operations Years ended December 31, 2002, 2001 and 2000

	2002	2001	2000
Net sales (note 10)	$ 47,694,483	32,707,123	29,953,727
Cost of goods sold	26,504,831	20,255,238	18,620,438

Gross profit	21,189,652	12,451,885	11,333,289

Operating expenses:
Research and development	8,854,946	7,885,374	3,902,154
Sales and marketing	9,950,784	8,411,910	6,322,181
General and administrative	3,593,827	2,514,178	2,220,471

Operating loss	(1,209,905)	(6,359,577)	(1,111,517)

Other income (expense):
Interest income	101,011	364,212	54,056
Interest expense	(219,707)	(224,039)	(246,493)
Other expense	(61,941)	(41,989)	(196,803)

Loss before income tax expense (benefit)	(1,390,542)	(6,261,393)	(1,500,757)

Income tax expense (benefit) (note 8)	86,100	—	(559,637)

Net loss	$(1,476,642)	(6,261,393)	(941,120)

Per share information (notes 7 and 12):
Net loss per common share – basic	$ (0.13)	(0.61)	(0.12)

Net loss per common share – diluted	$ (0.13)	(0.61)	(0.12)

Weighted average number of shares outstanding:
Basic	11,039,676	10,217,305	7,628,166

Diluted	11,039,676	10,217,305	7,628,166

See accompanying Notes to Consolidated Financial Statements. 27

KVH INDUSTRIES, INC. AND SUBSIDIARY

Consolidated Statements of Stockholders’ Equity and Comprehensive Income Years ended December 31, 2002, 2001 and 2000

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Income	Total Stockholders’ Equity
Balances at December 31, 1999	$ —	72,969	15,567,880	(1,138,870)	—	14,501,979

Net loss	—	—	—	(941,120)	—	(941,120)

Sale of common stock (notes 7 and 13)	—	8,000	4,316,608	—	—	4,324,608

Common stock issued under benefit plan	—	490	163,157	—	—	163,647

Issuance of warrants (notes 7 and 13)	—	—	173,688	—	—	173,688

Exercise of stock options	—	4,732	965,126	—	—	969,858

Balances at December 31, 2000	—	86,191	21,186,459	(2,079,990)	—	19,192,660

Net loss	—	—	—	(6,261,393)	—	(6,261,393)

Sale of common stock (notes 7 and 13)	—	22,138	12,211,539	—	—	12,233,677

Common stock issued under benefit plan	—	347	173,170	—	—	173,517

Issuance of warrants (notes 7 and 13)	—	—	777,770	—	—	777,770

Exercise of stock options	—	936	129,064	—	—	130,000

Balances at December 31, 2001	—	109,612	34,478,002	(8,341,383)	—	26,246,231

Net loss	—	—	—	(1,476,642)	—	(1,476,642)

Common stock issued under benefit plan	—	299	167,353	—	—	167,652

Exercise of stock options	—	1,587	488,738	—	—	490,325

Unrealized gain on foreign exchange contract	—	—	—	—	3,927	3,927

Balances at December 31, 2002	$ —	111,498	35,134,093	(9,818,025)	3,927	25,431,493

See accompanying Notes to Consolidated Financial Statements. 28

KVH INDUSTRIES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows Years ended December 31, 2002, 2001 and 2000

	2002	2001	2000
Cash flows from operating activities:
Net loss	$ (1,476,642)	(6,261,393)	(941,120)
Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation and amortization	1,623,211	1,366,392	1,190,316
Provision for doubtful accounts	85,053	(16,126)	(17,096)
Provision for deferred income taxes	20,922	—	(928,192)
(Increase) decrease in accounts and contracts receivable	(3,774,656)	543,413	(3,174,490)
Decrease (increase) in costs and estimated earnings
in excess of billings on uncompleted contracts	105,428	(63,341)	25,347
Decrease (increase) in inventories	176,996	(523,543)	71,609
Increase in prepaid expenses and other deposits	(176,854)	(60,348)	(53,725)
Increase (decrease) in accounts payable	236,597	606,309	(121,572)
Increase (decrease) in accrued expenses	868,680	(21,000)	372,704
(Decrease) increase in customer deposits	(812,188)	(291,238)	1,195,091

Net cash used in operating activities	(3,128,453)	(4,720,875)	(2,381,128)

Cash flows from investing activities:
Capital expenditures	(1,444,188)	(2,084,680)	(410,273)

Net cash used in investing activities	(1,444,188)	(2,084,680)	(410,273)

Cash flows from financing activities:
Repayment of mortgage note payable	(86,974)	(81,111)	(75,643)
(Repayment) borrowings against bank line of credit	—	(598,865)	598,865
Proceeds from sale of common stock	—	13,011,447	4,498,296
Stock option and benefit plan transactions	657,977	303,517	1,133,505

Net cash provided by financing activities	571,003	12,634,988	6,155,023

Net (decrease) increase in cash and cash equivalents	(4,001,638)	5,829,433	3,363,622

Cash and cash equivalents at beginning of year	11,240,893	5,411,460	2,047,838

Cash and cash equivalents at end of year	$ 7,239,255	11,240,893	5,411,460

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$ 219,707	224,039	246,493

Cash paid during the year for income taxes	$ —	—	—

See accompanying Notes to Consolidated Financial Statements. 29

KVH INDUSTRIES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements December 31, 2002, 2001 and 2000

(1)	Summary of Significant Accounting Policies

(a)	Description of Business
KVH designs and manufactures systems and solutions for two principal markets – mobile satellite communications and defense-related navigation and guidance – using its proprietary satellite antenna and fiber optic technologies. Mobile satellite antenna markets include marine and land applications, sold worldwide through a third-party dealer, distributor network. Our defense-related navigation and guidance products are sold through a third-party independent sales representative network to governments and OEM customers around the world.

(b)	Principles of Consolidation
The consolidated financial statements include the financial statements of KVH Industries, Inc. and its wholly owned subsidiary, KVH Europe A/S (“KVH Europe”). All significant inter-company accounts and transactions have been eliminated in consolidation.

(c)	Cash and Cash Equivalents The Company considers all highly liquid investments with maturity, at the purchase date, of three months or less to be cash equivalents.

(d)	Revenue Recognition
Revenue is recognized primarily upon product shipment, and as engineering contract services are performed under long-term contracts. In limited cases, our customer may request that we retain custody of the product until they are ready to receive it. We recognize revenue in these instances only if title to the goods has passed to the customer and the transaction meets the revenue recognition criteria as defined in SEC Staff Accounting Bulletin Number 101 “Revenue Recognition in Financial Statements”.

Contract service revenues recorded under long-term engineering contracts are recognized using the percentage of completion method. Under this method, income is recognized as work progresses. The percentage of work completed is determined principally by comparing the accumulated costs incurred to date with management’s estimate of total cost to complete the contracted work. Revisions of costs and income estimates are reflected in the periods in which the facts that require revision become known. If estimated total costs under a contract indicate a loss, the estimated amount of the loss is provided for in the period in which the loss becomes known.

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
Other assets consist of patents and capitalized costs of workforce resulting from the Company’s October 1997 acquisition. These costs are being amortized on a straight-line basis over periods ranging from 5-12 years. The Company continually reviews intangible assets to assess recoverability from estimated future results of operations and estimated future cash flows.

(h)	Progress Payments
Progress payments received from customers are offset against inventories associated with the contracts for which the payments were received. Under contractual arrangements by which progress payments are received from the U.S. Government, the U.S. Government has a lien on the inventories identified with related contracts. There were no progress payments netted against inventories in either 2002 or 2001.

KVH INDUSTRIES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

(i)	Income Taxes
In accordance with Statement of Financial Standards No. 109 “Accounting for Income Taxes,” income taxes are accounted for under the asset and liability method. Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(j)	Research and Development
Expenditures for research and development, including customer-funded research and development, are expensed in the year incurred. Revenue from customer-funded research and development is included in net sales, and the related product development costs are included in cost of goods sold. Revenues from customer-funded research and development totaled approximately $1,472,000, $1,715,000, and $1,594,000 respectively, in 2002, 2001 and 2000, and related costs included in cost of goods sold totaled approximately $1,041,000, $1,342,000 and $1,101,000 in those years, respectively.

(k)	Foreign Currency Translation
The financial statements of the Company’s foreign subsidiary are re-measured into the United States dollar, the functional currency for consolidation and reporting purposes. Current exchange rates are used to re-measure monetary assets and liabilities. Historical exchange rates are used for non-monetary assets and related elements of expense. Revenue and other expense elements are re-measured at rates, which approximate the rates in effect on the transaction dates. Gains and losses resulting from this re-measurement process are recognized currently in the consolidated statements of operations

(l)	Stock-based Compensation
The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations including FASB Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation an interpretation of APB Opinion No. 25” issued in March 2000, to account for its fixed plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, “Accounting for Stock-Based Compensation,” established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123.

The Company has three stock-based employee compensation plans, which are described more fully in Note 7. The Company applies APB Opinion No. 25 in accounting for its Plans and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company’s net loss would have increased to the pro forma amounts indicated below:

		2002	2001	2000
Net loss	As reported	$ (1,476,642)	(6,261,393)	(941,120)
	Pro forma	$ (2,180,049)	(7,681,148)	(1,353,836)
Net loss per common	As reported	$ (0.13)	(0.61)	(0.12)
share – diluted	Pro forma	$ (0.20)	(0.72)	(0.17)

(m)	Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

KVH INDUSTRIES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

(n)	Long-lived Assets
Long-Lived Assets, such as property, plant and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell, and depreciation ceases.

(o)	Net Loss per Common Share
A reconciliation of the weighted average number of shares outstanding used in the computation of the basic and diluted earnings per share for the three years ended December 31, 2002 is as follows:

	2002	2001	2000
Weighted average shares (basic)	11,039,676	10,217,305	7,628,166
Effect of dilutive stock options	—	—	—

Weighted average shares (diluted)	11,039,676	10,217,305	7,628,166

Common share equivalents to purchase 341,715, 424,771 and 509,359 shares of common stock for the twelve-month periods ended December 31, in each of the respective years have been excluded from the fully diluted calculations of loss per share, as inclusion would be anti-dilutive.

(p)	Fair Value of Financial Instruments
The carrying amounts of accounts receivable, contracts receivable, costs and estimated earnings in excess of billings on uncompleted contracts, accounts payable and accrued expenses approximate fair value due to the short maturity of these instruments.

(q)	New Accounting Pronouncements
In June 2001, the FASB issued SFAS No. 141, Business Combinations, (SFAS No. 141) and SFAS No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations. SFAS No. 141 specifies criteria that intangible assets acquired in a business combination must be recognized and reported separately from goodwill. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121 and subsequently, SFAS No. 144 after its adoption. The Company adopted the provision of SFAS No. 141 on January 1, 2001, and it did not have a material impact on the consolidated financial statements. The Company adopted SFAS No. 142 on January 1, 2002 and it did not have a material impact on the consolidated financial statements.

In August 2001, the FASB issued FAS 143, Accounting for Asset Retirement Obligations, which is effective for the Company’s fiscal year 2002. FAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. FAS 143 applies to all entities. The Company’s adoption of FAS 143 did not impact its financial condition or results of operations.

KVH INDUSTRIES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

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

In April 2002, the FASB issued FAS 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, which is effective for transactions occurring after May 15, 2002. FAS 145 rescinds FAS 4 and FAS 64, which addressed the accounting for gains and losses from extinguishment of debt. FAS 44 set forth industry-specific transitional guidance that did not apply to the Company. FAS 145 amends FAS 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. FAS 145 also makes technical corrections to certain existing pronouncements that are not substantive in nature. The Company does not expect the adoption of FAS 145 to have a significant impact on its financial condition or results of operations.

In July 2002, the FASB issued FAS 146, Accounting for Exit or Disposal Activities. FAS 146 addresses the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance set forth in Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The scope of FAS 146 includes costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and certain termination benefits provided to employees who are involuntarily terminated. FAS 146 is effective for exit or disposal activities initiated after December 31, 2002. The adoption of FAS 146 by the Company will impact the accounting for future exit and disposal activities.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No.5, 57 and 107 and a rescission of FASB Interpretation No. 34.” This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002, and are not expected to have a material effect on our financial statements.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 (SFAS 148), “Accounting for Stock Based Compensation – Transition and Disclosure – an Amendment of FASB Statement No. 123 (SFAS 123),” which is effective for financial statements for fiscal years ending after December 15, 2002, with early adoption permitted. SFAS 148 will enable companies that choose to adopt the preferable fair value based method to report the full effect of employee stock options in their financial statements immediately upon adoption, and to make available to investors better and more frequent disclosure about the cost of employee stock options. We will continue to apply the “disclosure only” provisions of both SFAS 123 and SFAS 148.

KVH INDUSTRIES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

(2)	Inventories

Inventories at December 31, 2002 and 2001 consist of the following:

	2002	2001
Raw materials	$ 2,762,702	2,675,891
Work in process	108,094	4,749
Finished goods	1,076,411	1,443,563

	$ 3,947,207	4,124,203

Project inventories totaling $66,558 and $18,879, respectively, in 2002 and 2001 have been offset against related progress payments and included as a component of costs and estimated earnings in excess of billings on uncompleted contracts.

(3)	Property and Equipment

Property and equipment, net, at December 31, 2002 and 2001 consist of the following:

	2002	2001
Land	$ 806,774	806,774
Building and improvements	3,429,835	3,258,864
Leasehold improvements	1,282,609	1,270,214
Machinery and equipment	5,286,597	4,660,357
Office and computer equipment	4,242,887	3,628,843
Motor vehicles	107,331	87,065

	15,156,033	13,712,117
Less accumulated depreciation	7,771,145	6,280,830

	$ 7,384,888	7,431,287

Depreciation for the years ended December 31, 2002, 2001 and 2000 amounted to approximately $1,490,000, $1,234,000 and $1,058,000, respectively.

(4)	Debt and Line of Credit

On January 11, 1999, the Company entered into a mortgage loan in the amount of $3,000,000. The note term is 10 years, with a principal amortization of 20 years at a fixed rate of interest of 7%. Land, building and improvements secure the mortgage loan. The monthly mortgage payment is $23,259, including interest and principal. Due to the difference in the term of the note and amortization of the principal, a balloon payment of $2,014,716 is due on February 1, 2009. The principal paid in 2002 totaled $86,974 and as of December 31, 2002, $2,697,147 was outstanding. The following is a summary of future principal payments under the mortgage:

Year ending December 31,	Principal Payment
2003	$ 93,262
2004	100,004
2005	107,233
2006	114,985
2007	123,297
Subsequent to 2007	2,158,366

Total outstanding at December 31, 2002	$ 2,697,147

KVH INDUSTRIES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

The Company entered into a revolving loan agreement on March 27, 2000, with its bank. The loan agreement allows for a $5.0 million asset-based, three-year, revolving loan facility at an interest rate equal to the prime bank lending rate plus 1%. Any unused portion of the revolving credit facility accrues interest at an annual rate of 50 basis points.

The loan facility advances funds using an asset availability formula based upon the Company’s eligible accounts receivable and inventory balances, less a fixed amount of qualified assets that may not be borrowed against. The Company may terminate the loan agreement prior to its full term, provided the Company gives 90 days notice to the bank and pays loan termination fees. The amount of borrowing available to the Company under the line of credit at December 31, 2002 was $5,000,000.

(5)	Leases

The Company has certain operating leases for facilities, automobiles, and various equipment. The following is a summary of future minimum payments under operating leases that have initial or remaining non-cancelable lease terms in excess of one year at December 31, 2002:

Year ending December 31,	Operating Leases
2003	$ 442,958
2004	363,686
2005	134,024
2006	86,861

Total minimum lease payments	$ 1,027,529

Total rent expense incurred under operating leases for the years ended December 31, 2002, 2001 and 2000 amounted to, $164,953, $165,016 and $166,185, respectively.

(6)	Accrued Expenses

Accrued expenses at December 31, 2002 and 2001 consist of the following:

	2002	2001
Accrued payroll, bonus and other related expenses	$ 1,117,582	789,782
Professional fees	220,891	120,743
Accrued sales commissions	323,447	70,175
Other	345,622	163,090

Total accrued expenses	$ 2,007,470	1,143,790

(7)	Stockholders’Equity

(a) Employee Stock Options and Warrants
The Company has a 1986 Executive Incentive Stock Option Plan, a 1995 Incentive Stock Option Plan, and a 1996 Incentive and Non-Qualified Stock Option Plan (the “Plans”).

The Company has reserved 1,477,454 shares of its common stock for issuance upon exercise of options granted or to be granted under the Plans. These options generally vest in equal annual amounts over four years beginning on the date of the grant. The Plans provide that options be granted at exercise prices not less than market value on the date the option is granted and options are adjusted for such changes as stock splits and stock dividends. No options are exercisable for periods of more than 10 years after date of grant.

KVH INDUSTRIES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

The per share weighted-average fair values of stock options granted during 2002, 2001 and 2000 were $2.69, $3.68 and $3.33, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2002	2001	2000
Expected dividend yield	0.00%	0.00%	0.00%
Risk-free interest rate	3.38%	3.42%	4.84%
Expected volatility	45.62%	68.46%	109.64%
Expected life (years)	3.97	2.85	1.05

At December 31, 2002, there were 151,538 warrants outstanding to purchase common stock. Outstanding warrants were made up of warrants issued in 2000 to Needham & Company (note 13) to purchase 40,000 shares of common stock at $6.25 per share and warrants issued in 2001 to Needham & Company (note 13) to purchase 111,538 shares at $6.50 per share. The warrants are exercisable through December 29, 2005 and May 25, 2006 respectively.

The changes in outstanding employee stock options for the three years ended December 31, 2002, 2001 and 2000 are as follows:

	Number of Shares	Weighted-average Exercise Price
Outstanding at December 31, 1999	1,261,368	$3.00
Granted	196,700	5.14
Exercised	(508,847)	1.70
Expired and canceled	(41,861)	4.31

Outstanding at December 31, 2000	907,360	$4.08
Granted	386,134	6.32
Exercised	(76,627)	4.11
Expired and canceled	(185,609)	6.60

Outstanding at December 31, 2001	1,031,258	$4.78
Granted	379,550	6.83
Exercised	(183,054)	3.80
Expired and canceled	(77,478)	5.47

Outstanding at December 31, 2002	1,150,279	$5.56

KVH INDUSTRIES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

The following table summarizes information about employee stock options at December 31, 2002:

Range of Exercise Prices($)	Number Outstanding 12/31/02	Average Remaining Life	Weighted- Average Exercise Price($)	Exercisable As of 12/31/02	Weighted- Average Exercise Price($)
1.06 – 4.13	271,129	0.99	2.89	222,434	3.02
4.38 – 5.90	313,575	2.81	5.47	137,596	5.25
6.25 – 6.88	310,775	3.75	6.53	35,459	6.84
7.00 – 7.45	239,150	4.04	7.34	65,350	7.19
7.50 – 7.58	15,650	3.83	7.54	7,500	7.50

1.06 – 7.58	1,150,279	2.90	5.56	468,229	4.62

At December 31, 2002, 2001 and 2000 the number of options exercisable was 468,229, 424,771 and 509,359, respectively, and the weighted average exercise price of those options was $4.62, $4.09 and $4.33, respectively.

(b)	Employee Stock Purchase Plan
The Employee Stock Purchase Plan (the “ESPP”) covers substantially all the Company’s employees in the United States and Denmark. The ESPP allows eligible employees the right to purchase common stock on a semi-annual basis at 85% of the market price. During 2002 and 2001, 29,854 and 34,720 shares, respectively, were issued under this plan. As of December 31, 2002, 104,480 shares were reserved for future issuance under the plan.

(8)	Income Taxes

Total income tax expense (benefit) for the year ended December 31, 2002 was allocated as follows:

Income (loss) from continuing operations	$ 86,100
Stockholders’ equity, for compensation expense for tax purposes in excess of amounts recognized for financial reporting purposes and
from the change in comprehensive income, after valuation allowance	—

$ 86,100

Income tax (benefit) expense for the years ended December 31, 2002, 2001 and 2000 attributable to income (loss) from continuing operations is presented below.

		Current	Deferred	Total
2002
	Federal	$ 65,178	—	65,178
	State	—	—	—
	Foreign	—	20,922	20,922

		$ 65,178	20,922	86,100

2001
	Federal	$ —	—	—
	State	—	—	—
	Foreign	—	—	—

		$ —	—	—

2000
	Federal	$ —	(287,641)	(287,641)
	State	—	(189,535)	(189,535)
	Foreign	—	(82,461)	(82,461)

		$ —	(559,637)	(559,637)

KVH INDUSTRIES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

The income tax benefits derived from non-qualified and disqualified dispositions of employee stock options amounting to $176,869, $108,056 and $368,555 in 2002, 2001 and 2000, respectively, were not included in the Statement of Operations. The tax benefits of $176,869 and $108,056 generated for the years ended December 31, 2002 and 2001 have been reserved with a valuation allowance. The tax benefit of $368,555 for the year ended December 31, 2000 was recorded through additional paid-in capital.

The actual tax expense (benefit) differs from the “expected” income tax expense (benefit) computed by applying the United States Federal corporate income tax rate of 34% to income (loss) before taxes as follows:

	2002	2001	2000
Computed “expected” tax (benefit) expense	$ (472,784)	(2,128,874)	(510,257)
Increase (decrease) in income taxes resulting from:
State income tax benefit, before valuation allowance,
net of Federal benefit	(19,796)	(323,870)	(125,093)
Non-deductible expenses	16,939	16,831	30,762
Foreign tax rate and regulation differential	(2,770)	(15,063)	6,309
Movement in prior year deferred tax items and carry backs	16,950	(151,709)	—
Revaluation of tax credits	—	—	38,911
Change in valuation allowance (federal and state)	547,561	2,602,685	(269)

Net income tax expense (benefit)	$ 86,100	—	(559,637)

The components of results of operations before income taxes, determined by tax jurisdiction, are as follows:

	2002	2001	2000
United States	$ (1,460,224)	(6,305,695)	(1,225,887)
Denmark	69,682	44,302	(274,870)

Total	$ (1,390,542)	(6,261,393)	(1,500,757)

KVH INDUSTRIES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 2002 and 2001 are as follows:

	2002	2001
Deferred tax assets:
Accounts receivable, due to allowance for doubtful accounts	$ 53,194	28,312
Inventories, due to valuation reserve	108,430	43,666
Inventories, due to differences in costing for tax purposes	2,795	2,806
Inventories, due to unrealized gain	34,317	39,804
Operating loss carry forwards	5,764,150	5,068,892
Intangibles, due to differences in amortization	105,550	42,170
Research and alternative minimum tax credit carryforwards	328,712	441,728
State tax credit carry forwards	69,005	58,696
Accrued warranty costs	41,467	21,141
Accrued vacation	23,784	39,668
Accrued legal	32,982	—

Gross deferred tax assets	6,564,386	5,786,883
Affiliated foreign subsidiary’s operating loss carryforwards	176,513	197,435

Less valuation allowance	(3,435,171)	(2,710,741)

Net deferred tax assets	3,305,728	3,273,577

Deferred tax liability:
Property and equipment, due to differences in depreciation	(450,421)	(397,348)

Net deferred tax asset	$ 2,855,307	2,876,229

At December 31, 2002, the Company had federal net operating loss carry forwards available to offset future taxable income of approximately $13,981,000. The Company also had state net operating loss carry forwards available to offset future state taxable income of approximately $7,914,000. These net operating loss carry forwards generated in years 1999, 2000, 2001 and 2002 expire in years 2019, 2020, 2021 and 2022, respectively. Furthermore, the Company had foreign operating loss carry forwards to offset future taxable income of approximately $467,000. These foreign net operating loss carry forwards generated in 1999 and 2000 expire in years 2004 and 2005, respectively.

At December 31, 2002, the Company had federal tax credit carry forwards available to reduce future tax expense of approximately $328,000. Research and development tax credit carry forwards in the amounts of $31,000 $91,000, $99,000 and $96,000 relating to 1998, 1997, 1996 and pre-1996 expire in 2018, 2012, 2011 and 2003, respectively. Alternative Minimum Tax credits of $11,000 from 1995 have no expiration date. At December 31, 2002, the Company also had state tax credit carry forwards available to reduce future state tax expense of approximately $69,000. State investment tax credit carry forwards in the amounts of $8,500, $36,000, $5,500 and $19,000 from 1998, 1999, 2000 and 2001 expire in 2005, 2006, 2007 and 2008, respectively.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company has recorded a valuation allowance against its deferred tax assets because management believes that, after considering all of the available objective evidence, including available tax planning strategies, historical and prospective, with greater weight given to historical evidence, it is more likely than not that a portion of the asset will not be realized.

39
KVH INDUSTRIES, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements (Continued)

The total valuation allowance for deferred tax assets as of December 31, 2002 was $3,435,171 of which $3,150,246 was charged against income tax expense while $284,925 was charged against stockholder’s equity directly against current year compensation expense credited to stockholder’s equity. The total valuation allowance increased by $724,430 from December 31, 2001, as a result of an increase of temporary differences for certain carryforward items, including originating 2002 net operating losses.

(9)	401(k) Profit Sharing Plan

The Company has a 401(k) Profit Sharing Plan (the Plan) for all eligible employees. All employees who have attained age 21 are eligible to participate. Participants can contribute up to 15% of total compensation, subject to the annual IRS dollar limitation. Company contributions to the plan are discretionary. Company contributions vest over a four-year period from the date of enrollment in the plan. The Company has not made a contribution to the plan since its inception.

(10)	Business and Credit Concentrations

Significant portions of the Company’s revenues are also derived from customers outside the United States. Revenues from foreign customers accounted for 19%, 15% and 16% of total revenues in fiscal 2002, 2001 and 2000, respectively.

The Company also derives a substantial portion of its revenues from the armed forces of the United States and foreign governments. Approximately 32%, 22% and 28% of the Company’s revenues were derived from United States and foreign military and defense-related sources in fiscal 2002, 2001 and 2000, respectively.

Sales to the United States Army Tank and Automotive Command accounted for approximately 11%, 6% and 9% of net sales in 2002, 2001 and 2000, respectively. Sales to General Motors Corporation of Canada accounted for approximately 7%, 3% and 6% of the Company’s net sales in 2002, 2001 and 2000 respectively.

(11)	Segment Reporting

Under SFAS 131, the Company’s operations are classified into one reportable segment. The Company designs, manufactures and markets sensor systems for a wide variety of applications under common management, which oversees the Company’s marketing, production and technology strategies.

(a)	Products and Services The Company’s sensor systems are primarily marketed in the communication and navigation industries. Revenues attributed to each of these industries is as follows:

	2002	2001	2000
Defense navigation, FOG, Legacy Marine and OEM	$ 21,801,330	15,008,381	13,578,708
Communication	25,893,153	17,698,742	16,375,019

	$ 47,694,483	32,707,123	29,953,727

(b)	Geographic Information
The Company’s operations are located in the United States and Europe, and substantially all long-lived assets reside in the United States. Inter-region sales are not significant to total revenue of any geographic region. Revenues in geographic regions for each of the three-year periods ended December 31, 2002, 2001 and 2000 is as follows:

	2002	2001	2000
United States	$ 43,622,807	28,536,566	25,475,031
Europe	4,071,676	4,170,557	4,478,696

	$ 47,694,483	32,707,123	29,953,727

United States revenues include export sales to unaffiliated customers, located primarily in Europe and Canada, that totaled $8,923,205, $5,028,440 and $4,914,381, respectively, in 2002, 2001 and 2000.

KVH INDUSTRIES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

(12)	Selected Quarterly Financial Results (Unaudited)

Financial information for interim periods was as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2002
Net sales	$ 9,641,513	12,641,244	12,435,313	12,976,413
Gross profit	4,284,106	5,319,935	5,598,127	5,987,484
Net (loss) income	(1,146,370)	(812,137)	149,943	331,922
(Loss) income per share (a):
Basic	$ (0.10)	(0.07)	0.01	0.03

Diluted	$ (0.10)	(0.07)	0.01	0.03

2001
Net sales	$ 8,132,671	7,829,217	7,939,402	8,805,833
Gross profit	3,123,498	2,821,944	2,812,683	3,693,760
Net loss	(1,537,365)	(1,993,896)	(1,567,244)	(1,162,887)
Loss per share (a):
Basic	$ (0.18)	(0.19)	(0.14)	(0.11)

Diluted	$ (0.18)	(0.19)	(0.14)	(0.11)

2000
Net sales	$ 5,696,515	7,951,254	7,461,492	8,844,466
Gross profit	1,878,239	2,900,220	3,007,356	3,547,474
Net (loss) income	(866,247)	(169,642)	18,238	76,531
(Loss) income per share (a):
Basic	$ (0.12)	(0.02)	0.00	0.01

Diluted	$ (0.12)	(0.02)	0.00	0.01

(a)	Income (loss) per share is computed independently for each of the quarters. Therefore, the income (loss) per share for the four quarters may not equal the annual income (loss) per share data.

(13)	Private Placements

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

KVH INDUSTRIES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

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

In total, the Company realized net proceeds of $17.5 million, to fund advanced research in photonics and mobile satellite communications and operations. The investment banking fee-included issuance of 151,538 warrants to purchase common shares at the purchase price of each private placement.

(14)	Derivative Instruments

A portion of the Company’s forecasted inventory purchases are exposed to foreign currency risk. The Company monitors its foreign currency exposures on an ongoing basis to maximize the overall effectiveness of its foreign currency hedge positions. During the second half of 2002, the Company used foreign currency forward contracts as a means of hedging exposure to foreign currency risks. The Company’s foreign currency contracts have been designated and qualify as cash flow hedges under the criteria of Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities” (FAS 133) as amended by Statement No. 137 and 138. FAS 133 requires that changes in fair value of derivatives that qualify as cash flow hedges be recognized in other comprehensive income until transacted, while the ineffective portion of the derivative’s change in fair value be recognized immediately in earnings.

The Company’s cash flow hedges of the forecasted inventory purchases are held for non-trading purposes. At December 31, 2002, the Company entered into monthly contracts maturing from January to February 2003, purchasing a total of 322,000 Euros over that period, at pre-established rates. The fair value of foreign currency contracts, used for hedging purposes, was $11,591, based upon a quotation from a currency broker. The net gain on these contracts, recorded in other comprehensive income during the quarter ended December 31, 2002, was $3,927. The Company expects to transfer the remaining balance of the gain into the statement of operations in 2003, the period over which the inventory should be sold.

(15)	Legal Matters

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

In the ordinary course of business, we are party to legal proceedings and claims. In addition, from time to time, the Company has contractual disagreements with certain customers concerning the Company’s products and services, which do not have a material effect on operations or capital resources.

Schedule II

KVH INDUSTRIES, INC.

Valuation and Qualifying Accounts

Description	Balance at Beginning of Year	Additions Charged to Cost or Expense	Deductions from Reserve	Balance at End of Year
Deducted from accounts receivable for doubtful accounts (dollar amounts in thousands).
2002	$ 68	129	(44)	153
2001	$ 84	25	(41)	68
2000	$ 101	18	(35)	84

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Shareholders
KVH Industries, Inc.:

Under the date of January 31, 2003, we reported on the consolidated balance sheets of KVH Industries, Inc., and subsidiary as of December 31, 2002 and 2001 and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2002, as contained in the annual report on Form 10-K for the year 2002. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule of Valuation and Qualifying Accounts in the Annual Report on Form 10-K. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Providence, Rhode Island
January 31, 2003

Exhibit 23.1

ACCOUNTANTS’ CONSENT

The Board of Directors
KVH Industries, Inc.:

We consent to incorporation by reference in the Registration Statement Nos. 333-08491 and 333-67556 on Form S-8 and Nos. 333-63098, 333-62064, 333-60026 and 333-55300 on Form S-3, of our reports dated January 31, 2003, relating to the consolidated balance sheets of KVH Industries, Inc., and subsidiary as of December 31, 2002 and 2001 and the related consolidated statements of operations, stockholders’ equity and other comprehensive income, and cash flows and related schedule for each of the years in the three-year period ended December 31, 2002, which reports on the consolidated financial statements and on the related schedule are included in the Annual Report on Form 10-K of KVH Industries, Inc., for the year ended December 31, 2002.

/s/ KPMG LLP

Providence, Rhode Island
March 20, 2003