Form 10-Q
period 2003-03-31
KVH INDUSTRIES INC \DE\
filed 2003-04-30
CIK 1007587

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003
Commission file number: 0-28082

KVH Industries, Inc.
(Exact Name of Registrant as Specified in Charter)

Delaware (State or Other Jurisdiction of Incorporation)	0-28082 (Commission File Number)

05-0420589 (IRS Employer Identification No.)

50 Enterprise Center Middletown, RI (Address of Principal Executive Offices)	02842 (Zip Code)

Registrant’s telephone number, including area code: (401) 847- 3327 N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes X   No __

Indicate by a check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes X   No__

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Date April 28, 2003	Class Common Stock, par value $0.01 per share	Outstanding shares 11,289,749

KVH INDUSTRIES, INC. AND SUBSIDIARY INDEX

PART I. FINANCIAL INFORMATION ITEM 1. Financial Statements

KVH INDUSTRIES, INC. AND SUBSIDIARY CONSOLIDATED BALANCE SHEETS

	March 31, 2003 (Unaudited)	December 31, 2002 (Audited)
Assets:
Current assets:
Cash and cash equivalents	$7,529,129	7,239,255
Accounts receivable, net	9,970,649	9,716,292
Costs and estimated earnings
in excess of billings on uncompleted contracts	465,151	377,058
Inventories (note 2)	4,122,455	3,947,207
Prepaid expenses and other deposits	367,044	587,647
Deferred income taxes (note 4)	606,891	616,877

Total current assets	23,061,319	22,484,336

Property and equipment, net	7,288,703	7,384,888
Other assets, less accumulated amortization	409,719	441,225
Deferred income taxes (note 4)	2,238,430	2,238,430

Total assets	$32,998,171	32,548,879

Liabilities and stockholders' equity:
Current liabilities:
Current portion long-term debt (note 3)	$93,262	93,262
Accounts payable	2,286,035	2,321,104
Accrued expenses	2,037,847	2,007,470
Customer deposits	84,568	91,665

Total current liabilities	4,501,712	4,513,501

Long-term debt (note 3)	2,581,176	2,603,885

Total liabilities	7,082,888	7,117,386

Commitments and Contingencies (note 7)
Stockholders' equity:
Common stock	112,812	111,498
Additional paid-in capital	35,437,508	35,134,093
Accumulated deficit	(9,635,037)	(9,818,025)
Accumulated other comprehensive income	--	3,927

Total stockholders' equity	25,915,283	25,431,493

Total liabilities and stockholders' equity	$32,998,171	32,548,879

See accompanying Notes to Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three months ended March 31,
	2003	2002
Net sales	$13,118,670	9,641,513
Cost of sales	7,160,210	5,357,407

Gross profit	5,958,460	4,284,106
Operating expenses:
Research & development	2,114,502	2,333,699
Sales & marketing	2,632,680	2,318,264
Administration	977,825	719,340

Income (loss) from operations	233,453	(1,087,197)
Other expense:
Other expense	(1,789)	(2,024)
Interest expense, net	(38,690)	(22,649)

Income (loss) before income taxes	192,974	(1,111,870)
Income tax expense (note 4)	9,986	34,500

Net income (loss)	$182,988	(1,146,370)

Per share information: (note 5)
Income (loss) per share
Basic	$0.02	(0.10)
Diluted	$0.02	(0.10)
Number of shares used in per share calculation:
Basic	11,237,197	10,973,616
Diluted	11,682,010	10,973,616

See accompanying Notes to Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three months ended March 31,
	2003	2002
Cash flow from operations:
Net income (loss)	$ 182,988	(1,146,370)
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Depreciation and amortization	374,723	372,775
Provision for deferred taxes (note 4)	9,986	34,500
Increase in accounts receivable, net	(254,357)	(944,725)
(Increase) decrease in costs and estimated earnings in excess
of billings on uncompleted contracts	(88,093)	87,394
Increase in inventories (note 2)	(179,175)	(1,002,568)
Decrease (increase) in prepaid expenses and other deposits	220,603	(19,002)
(Decrease) increase in accounts payable	(35,069)	1,129,815
Increase in accrued expenses	30,377	33,631
Decrease in customer deposits	(7,097)	(316,688)

Net cash provided by (used in) operating activities	254,886	(1,771,238)

Cash flow from investing activities:
Capital expenditures	(247,032)	(474,702)

Cash flow from financing activities:
Repayments of long-term debt (note 3)	(22,709)	(20,571)
Proceeds from exercise of stock options	304,729	99,252

Net cash provided by financing activities	282,020	78,681

Net increase (decrease) in cash and cash equivalents	289,874	(2,167,259)

Cash and cash equivalents at beginning of period	7,239,255	11,240,893

Cash and cash equivalents at end of period	$ 7,529,129	9,073,634

Supplement disclosure of cash flow information:
Cash paid during the period for interest	$ 55,457	55,457
Cash paid during the period for income tax	-	-
See accompanying Notes to Consolidated Financial Statements

KVH INDUSTRIES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements
March 31, 2003 and 2002
(Unaudited)

(1)     Basis of Presentation: The accompanying consolidated financial statements of KVH Industries, Inc. and subsidiary (the “Company”) for the three-month periods ended March 31, 2003 and 2002 have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The consolidated financial statements presented have not been audited by independent public accountants, but they include all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations, and cash flows for such periods. These consolidated financial statements do not include all disclosures associated with annual financial statements and accordingly should be read in conjunction with our consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K filed on March 26, 2003, with the Securities and Exchange Commission. Copies of our Form 10-K are available upon request. Our results for the three-months ended March 31, 2003 are not necessarily indicative of operating results for the remainder of the year.

(2)     Inventories: Inventories at March 31, 2003 and December 31, 2002 include the costs of material, labor, and factory overhead. Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

	March 31, 2003	December 31, 2002

Raw materials	$ 2,774,733	2,762,702
Work in process	101,148	108,094
Finished goods	1,246,574	1,076,411

	$ 4,122,455	3,947,207

(3)     Debt: On January 11, 1999, we entered into a mortgage loan in the amount of $3,000,000 with a life insurance company. The note term is 10 years, with a principal amortization of 20 years at a fixed interest rate of 7%. Land, building, and improvements secure the mortgage loan. The monthly mortgage obligation is $23,259, including interest and principal. Due to the difference in the term of the note and the amortization of the principal, a balloon payment of $2,014,716 is due on February 1, 2009. As of March 31, 2003, $2,674,438 remained outstanding.

On March 27, 2000, we entered into a $5,000,000 asset-based, three-year, revolving loan facility with interest at the prime bank lending rate plus 1%. Unused portions of the revolving credit facility accrue interest at an annual rate of 50 basis points. Funds are advanced based upon an asset availability formula that includes our eligible accounts receivable and inventory. The availability formula sets aside a fixed amount of qualified assets that may not be borrowed against. We may terminate the loan prior to the full term; however, we would become liable for certain termination fees. On March 7, 2003, we entered into an amendment to the revolving loan facility to extend the term of the facility through June 30, 2003. The full amount of the loan was available to the Company and no borrowings were outstanding as of March 31, 2003.

(4)     Deferred Income Taxes: In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. In accordance with the provisions of the Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”, management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if there are changes in the estimates of future taxable income during the carry-forward period or the feasibility of certain tax planning strategies.

(5)     Net Income (Loss) Per Share: Common share equivalents to purchase 476,135 shares of common stock for the three-month period ended March 31, 2002, have been excluded from the fully diluted calculation of loss per share, as inclusion would be anti-dilutive. The following is a reconciliation of the weighted-average number of shares outstanding used in the computation of the basic net income (loss) per common share:

	Three months ended March 31, (In thousands except per share data.)
	2003	2002
Calculation of income (loss) per share - basic
Net income (loss)	$ 183	(1,146)

Shares:
Common shares outstanding	11,237	10,974

Average common and equivalent shares outstanding	11,237	10,974

Net income (loss) per common share - basic	$ 0.02	(0.10)

Calculation of income (loss) per share - diluted
Net income (loss)	$ 183	(1,146)

Shares:
Common shares outstanding	11,237	10,974
Additional shares assuming conversion of
stock options and warrants	445	-

Average common and equivalent shares	11,682	10,974
outstanding

Net income (loss) per common share - diluted	$ 0.02	(0.10)

(6)     Stock Based Compensation: The Company accounts for its stock-based compensation plans using the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. The pro forma information below is based on provisions of Statement of Financial Accounting Standard (“SFAS”) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS 148, Accounting for Stock-Based Compensation – Transition and Disclosure, issued in December 2002.

	Three months ended March 31, (In thousands except per share data.)
	2003	2002
Net income (loss), as reported	$ 183	(1,146)
Stock based employee compensation cost included in net income
(loss) as reported, net of tax	--	--
Compensation expense using the fair value method, net of tax	(126)	(95)

Pro forma net income (loss)	$ 57	(1,241)

Net income (loss) per share - basic
As reported	$ 0.02	(0.10)
Pro forma	$ 0.01	(0.11)
Net income (loss) per share - diluted
As reported	$ 0.02	(0.10)
Pro forma	$ 0.00	(0.11)

(7)     Commitments & Contingencies: On June 20, 2002 Agility Robotics, Inc. (“Agility”) informed us that it had filed a complaint against us in the United States District Court for the District of Minnesota alleging that certain of our products infringe three United States patents held by Agility. On October 18, 2002 Agility served the Company, asserting their patent infringement claim against the Company. Agility has contacted us regarding the possibility of licensing the technology that is subject to the complaint. We have responded by seeking additional information from Agility. We intend to defend ourselves vigorously against the Agility complaint.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Introduction
Certain information contained in this Quarterly Report on Form 10-Q is forward-looking in nature. All statements included in this Quarterly Report on Form 10-Q or made by management of KVH Industries, Inc., other than statements of historical fact, are forward-looking statements. Examples of forward-looking statements include statements regarding KVH’s future financial results, operating results, business strategies, projected costs, products, competitive positions and plans and objectives of management for future operations. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” or the negative of these terms or other comparable terminology. Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed in the section entitled “Trends, Risks and Uncertainties.” These and many other factors could affect KVH’s future financial and operating results, and could cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by KVH or on its behalf. Other risks and uncertainties are disclosed in KVH’s prior SEC filings, including its Annual Report on Form 10-K for the year ended December 31, 2002, filed on March 26, 2003. Copies of our SEC filings are available from the SEC, from KVH upon request, or on our web site, www.kvh.com.

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

Automotive Rear-seat Entertainment
The growing popularity and acceptance of passenger entertainment systems in automobiles, mini-vans, and sport utility vehicles (SUVs) has created an opportunity to extend the capability of existing multimedia systems to include access to live-programming and high-speed Internet services. According to published industry statistics, nearly 1 million rear-seat entertainment systems were sold in 2002, and that number is expected to grow in 2003. However, the primary content available for these systems is pre-recorded (DVDs, video tapes, game consoles, etc.). While existing mobile satellite TV antennas could be installed aboard passenger vehicles, their parabolic antennas create relatively high profiles (10"-15") that make them unattractive and impractical on vehicles smaller than an RV or motor coach. In late 2000, we launched our Mobile Broadband initiative to develop a low-profile, in-motion antenna practical for use on passenger vehicles and capable of providing mobile satellite TV content to in-vehicle multimedia systems.

In January 2003, we introduced the new TracVision A5 automotive satellite TV system, the first product resulting from the Mobile Broadband initiative. This low-profile TracVision system incorporates proprietary phased-array technology to create an antenna that stands less than 5 inches high and provides full in-motion reception of more than 300 channels of satellite TV and 50 channels of commercial-free audio. TracVision A5 mounts to a vehicle’s roof rack and is designed for use on open roads where there is a clear view of the southern sky. Initial units will be equipped to receive the DIRECTV satellite TV service. We believe that TracVision A5 will also be compatible with our mobile, high-speed Internet-via-satellite services in the future.

TracVision A5 employs a new hybrid phased-array design that integrates hundreds of small antenna elements across a flat surface. By turning this phased array on its azimuth and tilting it slightly, the antenna remains pointed at the satellite in the southern sky, regardless of vehicle motion. At the same time, an electronic “lens” bends the satellite signal so that more of the broadcast energy strikes each individual element. The separate signals from each small antenna element are then recombined to create a single data stream that supports multiple receivers and video screens. Our target for first shipment of the TracVision A5 antenna is the end of the second quarter of 2003. Any second quarter volume is not expected to be of a material level.

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

RESULTS OF OPERATIONS

Net income (loss) per share:
Net income (loss) for the three-month periods ended March 31 were $182,988 or $0.02 per share in 2003, while 2002 resulted in a quarterly loss of $(1,146,370) or $(0.10). This year’s first quarter profit resulted from favorable volume and product mix, as well as improved manufacturing and operating efficiencies. The prior year operating loss primarily resulted from the ongoing costs of our photonic fiber and mobile broadband research initiatives. We anticipate that continuing emphasis on efficiency improvements and additional project spending reductions should positively contribute to the Company’s performance for the remainder of the year.

Net sales:
First quarter net sales were $13,118,670 an increase of 36% over last year’s results of $9,641,513. Quarterly sales gains reflect 31% growth in communications sales, a 70% increase in defense product shipments, and 40% growth in FOG component product revenues above last year’s first quarter. Defense growth is due to U.S. and U.K. military orders, while domestic communications sales growth reflects the success of our large account distribution strategy and the successful effort establishing new RV OEM agreements. Currently, we do not anticipate that the overall growth rate that we experienced in the first quarter will be sustained throughout the year. It is more likely that the Company’s full year 2003 sales growth will be in the 20% to 30% range. In addition, many risk factors could adversely affect future performance. Among them is continuing uncertain domestic and worldwide economic conditions, delays in defense procurement, or delays in the shipment of new products.

Gross profit:
Gross profit is made up of revenues less the cost of materials, direct labor and manufacturing overheads. First quarter gross profit dollars grew by 39%, while gross profit expressed as a percentage of sales increased to 45% of sales from 44% of sales in the prior year’s first quarter. Factors that contributed to our margin improvement included higher volume leveraging fixed infrastructure, improved efficiencies in direct manufacturing processes, and a favorable mix of higher margin defense product shipments. We continue to focus on improvements in manufacturing efficiencies and more effective utilization of fixed assets. However, current projections for the remainder of the year indicate a mix of products that could depress the gross margin percentage in the near term. Factors that could place the current outlook further at risk include reduced manufacturing volumes and/or significant changes in product mix, which could result from deteriorating economic conditions and lower than anticipated sales volume.

Operating expenses:
First quarter 2003 research and development expense decreased by 9% to $2,114,502, compared to last year’s first quarter expense of $2,333,699. This R&D spending decrease is primarily the result of the decision to scale back on the scope of our photonic fiber initiatives, coupled with a reduction in outside engineering consultant costs. We expect that near term R&D expenditures will be modestly lower on a year-over-year basis as we further reduce our reliance on outside consultants, and gradually slow project spending as we enter production of the low-profile antenna. We will also constrain the investments in photonic fiber research to focus on activities that could benefit current products, as we have paused development efforts related to the telecommunications market. Factors that could place our forecast at risk include delayed or reduced levels of customer funding, or unforeseen research project expenses required to complete new product development.

First quarter 2003 sales and marketing expense increased 14% to $2,632,680, compared to last year’s first quarter spending of $2,318,264. First quarter spending increases were due to sales representative commissions that are product mix and geography dependent, and also scale proportionately with sales volumes. Costs of sales, support, and marketing programs to open new accounts and further develop sales distribution channels also contributed to the increase in expenses. We expect that near-term sales and marketing expense will generally vary with revenue growth and seasonal programs. Significant sales and marketing investments will be made in support of the new automobile TracVision A5 product.

General and administrative first quarter expenses increased by 36% to $977,825, from last year’s first quarter spending of $719,340. Wages and professional costs account for the increase.

Income tax expense:
The current quarter’s income tax expense of $9,986 consists exclusively of foreign income taxes. This foreign tax expense was based upon foreign income of approximately $33,000. The current quarter’s domestic income of approximately $160,000 did not result in additional income tax expense, because, in accordance with Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, an equal amount of domestic tax benefit from previously recorded valuation allowance is released and offset with the current quarter’s domestic tax expense.

LIQUIDITY AND CAPITAL RESOURCES

Working capital
First quarter operating profits combined with cash flow from stock option exercises to offset growth in both accounts receivable and inventories and resulted in positive cash flow of $289,874. Cash provided by operations was $254,886, which offset quarterly capital expenditures of $247,032, while the cash flow from option exercises contributed cash of $304,729, resulting in quarterly positive cash flow. We believe that existing cash balances and funds available under our revolving credit facility will be sufficient to meet our anticipated working capital requirements for 2003. Should the need arise to secure additional capital, we would look to the equity and/or debt markets as potential sources of funds.

On March 27, 2000, we entered into a $5,000,000 asset-based, three-year, revolving loan facility with interest at the prime bank lending rate plus 1%. Unused portions of the revolving credit facility accrue interest at an annual rate of 50 basis points. Funds are advanced based upon an asset availability formula that includes our eligible accounts receivable and inventory. The availability formula sets aside a fixed amount of qualified assets that may not be borrowed against. We may terminate the loan prior to the full term; however, we would become liable for certain termination fees. On March 7, 2003, we entered into an amendment to the revolving loan facility to extend the term of the facility through June 30, 2003. The full amount of the loan was available to the Company and no borrowings were outstanding as of March 31, 2003.

The loan facility advances funds using an asset availability formula based upon the Company’s eligible accounts receivable and inventory balances, less a fixed reserve amount. The Company may terminate the loan agreement prior to its full term, provided the Company gives 90 days notice to the bank and pays loan termination fees. The amount of borrowing available to the Company under the line of credit at March 31, 2003 was $5,000,000.

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

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. The Company’s significant accounting policies are included in Note 1 of the Notes to the Consolidated Financial Statements of our Annual Report on Form 10-K, filed March 26, 2003. The significant accounting policies which management believes are the most critical to aid in fully understanding and evaluating the Company’s reported financial results include allowance for doubtful accounts, inventory valuation, impairment of long-lived assets and recoverability of deferred tax assets.

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

Long-lived assets are reviewed for indications of impairment when events and circumstances indicate that the assets might not be recoverable. Recoverability of long-lived assets is measured by a comparison of the assets’ carrying value to the estimated future undiscounted cash flows associated with the utilization of the asset. If assets were considered impaired, the impairment would be measured by the amount the book value of the asset exceeds its fair value based on current market values for comparable assets and projected future cash flows. The preparation of future cash flows requires significant judgments and estimates with respect to future revenues related to the respective asset and the future cash outlays related to those revenues. Actual revenues and related cash flows or changes in anticipated revenues and related cash flows could result in a change in this assessment and result in an impairment charge. The preparation of discounted cash flows also requires the selection of an appropriate discount rate. The use of different assumptions would increase or decrease estimated discounted cash flows and could increase or decrease the related impairment charge.

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss carry forwards. On a quarterly basis the Company assesses the recoverability of the deferred tax assets by considering whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based on the history of operating losses in its ongoing business through December 31, 2002, the Company has determined that portions of the deferred tax assets were not recoverable and a valuation allowance was established. For the remaining deferred tax assets the recoverability of these assets was deemed to be recoverable based on certain tax planning strategies. The amount of the deferred tax asset considered realizable could be reduced in the future if there are changes in the Company’s feasibility of certain tax planning strategies. Conversely, some portion or all of the previously reserved deferred tax assets could be realized in the future if the Company generates future earnings during the periods in which those temporary differences become deductible.

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

The schedule below reflects liabilities under these agreements at March 31, 2003.

	Total	2003 - 2004	2005 - 2006	After 2006

Mortgage loan	$2,674,438	170,557	222,218	2,281,663
Facility operating lease	743,503	497,534	178,669	67,300
Other operating leases	384,402	327,506	42,217	14,679

Total contractual cash obligations	$ 3,802,343	995,597	443,104	2,363,642

We have not entered into off-balance sheet commercial commitments such as standby letters of credit, guarantees, standby repurchase obligations or other off balance sheet commercial commitments.

Recent Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 141, Business Combinations, (SFAS No. 141) and SFAS No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations. SFAS No. 141 specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported separately from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121 and subsequently, SFAS No. 144 after its adoption. The Company adopted the provisions of SFAS No. 141 on January 1, 2001, and it did not have a material impact on the consolidated financial statements. The Company adopted SFAS No. 142 on January 1, 2002 and it did not have a material impact on the consolidated financial statements.

In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which is effective for the Company’s fiscal year 2002. FAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. FAS 143 applies to all entities. The Company’s adoption of SFAS No. 143 did not impact its financial condition or results of operations.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144). SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to anticipated net cash flows attributable to the utilization of the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company adopted SFAS No. 144 on January 1, 2002 and it did not have a material impact on the consolidated financial statements.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, which is effective for transactions occurring after May 15, 2002. SFAS No. 145 rescinds SFAS No. 4 and SFAS No. 64, which addressed the accounting for gains and losses from extinguishment of debt. SFAS No. 44 set forth industry-specific transitional guidance that did not apply to the Company. SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions is accounted for in the same manner as sale-leaseback transactions. SFAS No. 145 also makes technical corrections to certain existing pronouncements that are not substantive in nature. The adoption of SFAS No. 145 did not have an impact on its financial condition or results of operations.

         In July 2002, the FASB issued SFAS No. 146, Accounting for Exit or Disposal Activities. SFAS No. 146 addresses the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance set forth in Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The scope of SFAS No. 146 includes costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and certain termination benefits provided to employees who are involuntarily terminated. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 by the Company will impact the accounting for future exit and disposal activities.

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No.5, No. 57 and No. 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002, and are not expected to have a material effect on our financial statements.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 (SFAS No.148), Accounting for Stock Based Compensation – Transition and Disclosure – an Amendment of FASB Statement No. 123 (SFAS No. 123), which is effective for financial statements for fiscal years ending after December 15, 2002, with early adoption permitted. SFAS No. 148 will enable companies that choose to adopt the preferable fair value based method to report the full effect of employee stock options in their financial statements immediately upon adoption, and to make available to investors better and more frequent disclosure about the cost of employee stock options. We will continue to apply the “disclosure only” provisions of both SFAS No. 123 and SFAS No. 148.

Inflation.
The Company believes that inflation has not had a material effect on its results of operations.

FORWARD LOOKING STATEMENTS – TRENDS, RISKS AND UNCERTAINTIES

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE MARKET RISK DISCLOSURE

No material changes have occurred in the quantitative and qualitative market risk disclosure of the Company as presented in KVH’s 2002 Annual Report as filed with the Securities and Exchange Commission on March 26, 2003.

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

ITEM 1. LEGAL PROCEEDINGS

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

ITEM 5. OTHER INFORMATION

Our Chief Executive and Chief Financial Officers have furnished to the Securities and Exchange Commission the certification with respect to this Report that is required by Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Number	Description	Note
3.1	Restated Certificate of Incorporation of the Company	(1)
3.2	Amended and Restated By-laws of the Company	(1)
10.01	Amended and Restated 1995 Incentive Stock Option Plan of the Company	(1)
10.02	1996 Employee Stock Purchase Plan	(1)
10.03	Amendment to Registration Rights Agreement dated January 25, 1988, by and among the Company, Fleet Venture Resources, Inc., and Fleet Venture Partners I and certain stockholders of the Company	(1)
10.04	Amendment to Registration Rights Agreement dated October 25, 1988, by and among the Company and certain stockholders of the Company	(1)
10.05	Amendment to Registration Rights Agreement dated July 21, 1989, by and among the Company and certain stockholders of the Company	(1)
10.06	Third Amendment to Registration Rights Agreement dated November 3, 1989, by and among the Company and certain stockholders of the Company	(1)
10.07	Technology License Agreement dated December 22, 1992, between the Company and Etak, Inc.	(1)
10.08	Agreement regarding Technology Affiliates Program between Jet Propulsion Laboratory and the Company	(1)
10.09	Purchase and Sale Agreement dated March 18, 1996, 50 Enterprise Center, Middletown, Rhode Island between the Company and SKW Real Estate Limited Partnership	(2)
10.10	Loan and Security Agreement dated March 27, 2000, between the Company and Fleet Capital Corporation	(4)
10.11	Common Stock Purchase Agreement between KVH Industries, Inc., and Special Situations Fund, III, L.P., Special Situations Cayman Fund, L.P., Special Situations Private Equity Fund, L.P. and Special Situations Technology Fund, L.P. dated March 30, 2001	(6)
10.12	Common Stock Purchase Agreement between KVH Industries, Inc. and the State of Wisconsin Investment Board pursuant to a Common Stock Purchase Agreement dated April 16, 2001	(6)
10.13	Common Stock Purchase Agreement between KVH Industries, Inc. and the Massachusetts Mutual Life Insurance Company dated May 25, 2001	(6)
10.14	Open End Mortgage, and Security Agreement	(5)
10.15	Tinley Park, Illinois, Lease	(5)
10.16	Private Placement Share Purchase Agreement	(3)
10.17	1996 Incentive & Non-qualified Stock Option Plan	(1)
10.18	First Amendment to Fleet Loan and Security Agreement, dated March 27, 2000	(6)
21.1	List of Subsidiaries of the Company	(6)

(1)	Incorporated by Reference to Exhibit Index on Form S-1 filed with the Securities and Exchange Commission dated March 28, 1996, Registration No. 333-01258.
(2)	Filed by paper with the Securities and Exchange Commission.
(3)	Incorporated by reference to Exhibit 10.11 on Form 8-K filed with the Securities and Exchange Commission dated January 5, 2001.
(4)	Incorporated by reference to Exhibit 10.04 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.
(5)	Incorporated by reference to Exhibits 99.1 and 99.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.
(6)	Incorporated by reference to Exhibits 10.40 and 10.41 to the Company’s Current Reports on Form 8-K filed with the Securities and Exchange Commission on April 19, 2001, Exhibit 10.39 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 11, 2001 and Exhibit 10.99 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 12, 2003.

(b)     REPORTS ON FORM 8-K

The Company filed a Current Report on Form 8-K on March 12, 2003, describing the first amendment to our line of credit with Fleet Capital Corporation, which extends the term of our current agreement to June 30, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

              Date: April 30, 2003

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

Date: April 30, 2003 /s/ Martin A. Kits van Heyningen Martin A. Kits van Heyningen Chief Executive Officer

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

Date: April 30, 2003 /s/ Patrick J. Spratt Patrick J. Spratt Chief Financial Officer