Form 10-Q
period 2003-06-30
KVH INDUSTRIES INC \DE\
filed 2003-08-08
CIK 1007587

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

Commission file number: 0-28082

KVH Industries, Inc.
(Exact Name of Registrant as Specified in Charter)

Delaware (State or Other Jurisdiction of Incorporation)	05-0420589 (IRS Employer Identification No.)

50 Enterprise Center, Middletown, RI 02842 (Address of principal executive offices)
(401) 847- 3327 (Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   X     No

Indicate by a check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes No X
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.
Date August 4, 2003	Class Common Stock, par value $0.01 per share	Outstanding shares 11,518,097

KVH INDUSTRIES, INC. AND SUBSIDIARY INDEX
1

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

KVH INDUSTRIES, INC. AND SUBSIDIARY CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30, 2003	December 31, 2002
Assets:
Current assets:
Cash and cash equivalents	$8,398,711	7,239,255
Accounts receivable, net	10,482,958	9,716,292
Costs and estimated earnings
in excess of billings on uncompleted contracts	219,146	377,058
Inventories (note 2)	4,174,622	3,947,207
Prepaid expenses and other deposits	636,761	587,647
Deferred income taxes (note 4)	565,871	616,877

Total current assets	24,478,069	22,484,336

Property and equipment, net	7,754,280	7,384,888
Other assets, less accumulated amortization	378,213	441,225
Deferred income taxes	2,238,430	2,238,430

Total assets	$34,848,992	32,548,879

Liabilities and stockholders' equity:
Current liabilities:
Current portion long-term debt (note 3)	$96,574	93,262
Accounts payable	3,035,825	2,321,104
Accrued expenses	2,149,331	2,007,470
Customer deposits	31,230	91,665

Total current liabilities	5,312,960	4,513,501

Long-term debt (note 3)	2,554,756	2,603,885

Total liabilities	7,867,716	7,117,386

Stockholders' equity:
Common stock	113,973	111,498
Additional paid-in capital	36,064,375	35,134,093
Accumulated deficit	(9,197,072)	(9,818,025)
Accumulated other comprehensive income	--	3,927

Total stockholders' equity	26,981,276	25,431,493

Total liabilities and stockholders' equity	$34,848,992	32,548,879

See accompanying Notes to Consolidated Financial Statements.
2

ITEM 1. FINANCIAL STATEMENT (continued)

KVH INDUSTRIES, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Net sales	$ 14,384,424	12,641,244	27,503,094	22,282,757
Cost of sales	7,808,259	7,321,309	14,968,469	12,678,716
Gross profit	6,576,165	5,319,935	12,534,625	9,604,041
Operating expenses:
Research & development	2,311,062	2,432,512	4,425,564	4,766,211
Sales & marketing	2,600,100	2,775,751	5,232,780	5,094,015
Administration	1,101,793	813,592	2,079,618	1,532,932
Income (loss) from operations	563,210	(701,920)	796,663	(1,789,117)
Other expense:
Other expense	(44,680)	(28,632)	(46,469)	(30,656)
Interest expense, net	(39,545)	(29,985)	(78,235)	(52,634)
Income (loss) before income taxes	478,985	(760,537)	671,959	(1,872,407)
Income tax expense (note 4)	41,020	51,600	51,006	86,100
Net income (loss)	$ 437,965	(812,137)	620,953	(1,958,507)
Per share information: (note 5)
Earnings (loss) per share
Basic	$ 0.04	(0.07)	0.06	(0.18)
Diluted	$ 0.04	(0.07)	0.05	(0.18)
Number of shares used in per share calculation:
Basic	11,329,443	11,005,426	11,283,661	10,989,609
Diluted	11,939,341	11,005,426	11,845,926	10,989,609
See accompanying Notes to Consolidated Financial Statements.
3

ITEM 1. Financial Statements (continued)

KVH INDUSTRIES, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six months ended June 30,
	2003	2002
Cash flow from operations:
Net income (loss)	$620,953	(1,958,507)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	800,618	757,926
Provision for deferred taxes (note 4)	51,006	86,100
Increase in accounts receivable, net	(766,666)	(1,008,375)
Decrease in costs and estimated earnings in excess	157,912	22,016
Increase in Inventories (note 2)	(231,342)	(1,008,375)
Increase in prepaid expenses and other deposits	(49,114)	(262,153)
Increase in accounts payable	714,721	178,117
Increase in accrued expenses	141,861	191,157
Decrease in customer deposits	(60,435)	(541,985)

Net cash provided by (used in) operating activities	1,379,514	(4,193,637)

Cash flow from investing activities:
Capital expenditures	(1,106,998)	(776,004)

Cash flow from financial activities:
Repayments of long-term debt (note 3)	(45,817)	(41,141)
Proceeds from sales of common stock and excercise of stock options	932,757	288,752

Net cash provided by financing activities	886,940	247,611

Net increase (decrease) in cash and cash equivalents	1,159,456	(4,722,030)

Cash and cash equivalents at beginning of period	7,239,255	11,240,893

Cash and cash equivalents at end of period	$ 8,398,711	6,518,863

Supplement disclosure of cash flow information:
Cash paid during the period for interest	$ 106,363	110,983
See accompanying Notes to Consolidated Financial Statements.
4

ITEM 1. Financial Statements, (continued)

KVH INDUSTRIES, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements (Unaudited)
(1) Basis of Presentation
The accompanying consolidated financial statements of KVH Industries, Inc. and subsidiary (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The consolidated financial statements presented have not been audited by independent public accountants, but they include all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations and cash flows for the periods presented. These consolidated financial statements do not include all disclosures associated with annual financial statements and accordingly should be read in conjunction with our consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K filed on March 26, 2003, with the Securities and Exchange Commission. Copies of our Form 10-K are available upon request. Our results for the three- and six-month periods ended June 30, 2003 are not necessarily indicative of operating results for the remainder of the year.
(2) Inventories
Inventories at June 30, 2003 and December 31, 2002 include the costs of material, labor, and factory overhead. Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

	June 30,	December 31,
	2003	2002
Raw materials	$ 3,230,628	2,762,702
Work in process	88,972	108,094
Finished goods	855,022	1,076,411

	4,174,622	3,947,207

(3) Debt
On January 11, 1999, we entered into a mortgage loan in the amount of $3,000,000 with a life insurance company. The note term is 10 years, with a principal amortization of 20 years at a fixed interest rate of 7%. Land, building and improvements secure the mortgage loan. The monthly mortgage obligation is $23,259, including interest and principal. Due to the difference in the term of the note and the amortization of the principal, a balloon payment of $2,014,716 is due on February 1, 2009. As of June 30, 2003, $2,651,330 loan principal remained outstanding.

On March 27, 2000, we entered into a $5,000,000 asset-based, three-year, revolving loan facility with interest at the prime bank lending rate plus 1%. Unused portions of the revolving credit facility accrue interest at an annual rate of 50 basis points. Funds are advanced based upon an asset availability formula that includes our eligible accounts receivable and inventory. The availability formula sets aside a fixed amount of qualified assets that may not be borrowed against. On July 17, 2003, we amended our revolving loan facility by extending the term of our borrowing facility through July 17, 2006: increasing the line to $15,000,000; reducing interest charged on borrowings to, at the borrower’s option, LIBOR plus 2%, or the greater of the bank’s prime interest rate or the Federal Funds Effective Rate plus ½ of 1%, and reducing the fee to an annual rate of 25 basis points on the first $10,000,000 of the unused portion of the loan facility. At June 30, 2003, $5,000,000 was available under our superceded line of credit, and no borrowings were outstanding.
(4) Deferred Income Taxes
assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. In accordance with the provisions of the Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes, management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if there are changes in the estimates of future taxable income during the carry-forward period or the feasibility of certain tax planning strategies.

5

ITEM 1. Financial Statements, (continued)

(5) Earnings (Loss) Per Share
Common share equivalents to purchase 347,987 and 345,350 shares of common stock for the three- and six-month periods ended June 30, 2002, have been excluded from the fully diluted calculation of loss per share, as inclusion would be anti-dilutive. The following is a reconciliation of the weighted-average number of shares outstanding used in the computation of the basic earnings (loss) per common share:

	(Data in thousands, except per share amounts)
	Three months ended June 30,		Six months ended June 30,

	2003	2002	2003	2002

Per share calculation - basic
Net income (loss)	$ 438	(812)	621	(1,959)

Shares:
Common shares outstanding	11,329	11,005	11,284	10,990

Earnings (loss) per common share - basic	$ 0.04	(0.07)	0.06	(0.18)

Per share calculation - diluted
Net income (loss)	$ 438	(812)	621	(1,959)

Shares:
Common shares outstanding	11,329	11,005	11,284	10,990
Additional shares assuming conversion of
stock options and warrants	610	--	562	--

Average common and equivalent shares
outstanding	11,939	11,005	11,846	10,990

Earnings (loss) per common share - diluted	$ 0.04	(0.07)	0.05	(0.18)

(6) Stock Based Compensation
The Company accounts for its stock-based compensation plans using the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. The pro forma information below is based on provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS 148, Accounting for Stock-Based Compensation – Transition and Disclosure, issued in December 2002.

	(Data in thousands, except per share amounts)
	Three months ended June 30,		Six months ended June 30,

	2003	2002	2003	2002

Net income (loss) as reported	$ 438	(812)	621	(1,959)
Stock based employee compensation cost included
in net profit, (loss) as reported, net of tax	-	-	-	-
Compensation expense under SFAS 123	164	100	291	195

Pro forma net income (loss)	$ 274	(912)	330	(2,154)

Earnings (loss) per share - basic
As reported	$ 0.04	(0.07)	0.06	(0.18)
Pro forma	$ 0.02	(0.08)	0.03	(0.20)
Earnings (loss) per share - basic
As reported	$ 0.04	(0.07)	0.05	(0.18)
Pro forma	$ 0.02	(0.08)	0.03	(0.20)
6
(7) Commitments & Contingencies
On June 20, 2002 Agility Robotics, Inc. (“Agility”) and Ross-Hime Designs, Inc. filed a complaint against us in the United States District Court for the District of Minnesota alleging that certain of our products infringe three United States patents held by Agility. We are defending ourselves vigorously against the complaint.

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
General
KVH Industries, Inc., was organized in Rhode Island in 1978 and reincorporated in Delaware on August 16, 1985. We completed our initial public offering in April 1996. Our executive offices are located at 50 Enterprise Center, Middletown, Rhode Island, 02842, and our telephone number is (401) 847-3327. Unless the context otherwise requires, references to KVH include KVH Industries, Inc. and KVH Europe A/S, our wholly owned European sales subsidiary based in Denmark. Our fiscal year ends on December 31.
Company Overview
KVH designs and manufactures systems and solutions using its proprietary satellite antenna and fiber optic technologies for two principal markets – mobile satellite communications and defense-related navigation and guidance. Our mobile satellite communications products support marine and land applications and are sold worldwide through a network of third-party dealers and distributors. Our defense-related navigation and guidance products are sold through a network of third-party independent sales representatives, through government contractors and directly to governments and OEM customers around the world.
Mobile Satellite Communications
Our mobile satellite communications products connect people on the move to satellite television, telephone and high-speed Internet services worldwide. Using a combination of sensors, proprietary software algorithms and innovative mechanical designs, our proprietary stabilized antennas remain pointed at specific geo-stationary satellites and receive digital TV, voice, fax, and high-speed Internet signals regardless of how a vessel or vehicle moves. These antenna systems are fully automatic and carry out all operations and satellite tracking with little or no operator intervention.
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
7

• North America – DIRECTV®, DISH Network™ and ExpressVu
•Latin America – DIRECTV Latin America
• Europe – Astra, Hotbird, Thor, Sirius and Hispasat
• Africa and the Middle East – Arabsat
• Australia and New Zealand – Optus

As with all satellite TV antennas, our TracVision systems require an unobstructed view of the satellite in its stationary orbit above the equator, making them well suited for use at sea, on lakes and on the open road. Our customers use TracVision satellite television antennas on pleasure and commercial marine craft as well as on moving or stationary vehicles. We are the largest antenna supplier in the in-motion satellite marketplace, with a majority of the market share in the marine and recreational vehicle (RV) mobile satellite TV markets.

Our fully stabilized Tracphone® systems equip pleasure and commercial marine vessels with two-way voice, fax and e-mail with global coverage provided by the satellites owned by Inmarsat Ltd. In June 2002, we began selling Inmarsat airtime services to complement our Tracphone line of satellite communications hardware, creating a new and recurring revenue opportunity for the Company. With more than 20 years experience, Inmarsat now serves marine, land mobile and aeronautical customers worldwide. Inmarsat supports links for phone, fax and data communications as fast as 64 kilobits per second (Kbps) to more than 260,000 ships, vehicles, aircraft and portable terminals.

We have an established satellite communications product distribution and service infrastructure. We also have agreements in place with more than 10 major RV and motor coach manufacturers to use TracVision antennas as standard or options on their new 2003 model year Class A vehicles. The National Marine Electronics Association named our TracVision family the “Best Satellite Television Product” in 2002 and the prior four consecutive years. In addition, our Tracphone 252 was named “Best Satellite Communications Product” in 2002, replacing our four-time award winner, Tracphone 25.
Broadband Internet-via-Satellite
In October 2001, we announced that we had signed an agreement with Canadian satellite TV provider Bell ExpressVu to distribute the DirecPC® satellite Internet service to mobile customers in the United States. That same month, we introduced the TracNet™ Mobile High-speed Internet System for the maritime and land mobile markets. Using one of our TracVision antennas to receive broadband downloads of Internet data and either a cellular or satellite modem as a return path, TracNet allows mobile users to surf the Internet at download speeds as fast as 400 Kbps. The server-based system permits as many as five users to access the Internet and e-mail simultaneously, either through TracNet’s integrated Ethernet networking or the system’s 802.11b (Wi-Fi) wireless networking capabilities.

Initial TracNet shipments began in the second quarter of 2002. In October 2002, we introduced TracNet 2.0, an enhanced version of the TracNet system that offered faster return path data transmissions, integrated data compression tools, and extended range. In November 2002, we announced our intention to offer TracNet 2.0 for use in Europe. During the second quarter of 2003, TracNet 2.0 became available to European consumers. We receive monthly service fees associated with TracNet usage.
Automotive Rear-seat Entertainment
The growing popularity and acceptance of passenger entertainment systems in automobiles, mini-vans and sport utility vehicles (SUVs) has created an opportunity to extend the capability of existing multimedia systems to include access to live programming and high-speed Internet services. According to published industry statistics, nearly 1 million rear-seat entertainment systems were sold in 2002, and that number is expected to grow in 2003. However, the primary content currently available for these systems is pre-recorded media (DVDs, video tapes, game consoles, etc.). While an existing mobile satellite TV antenna could be installed aboard a passenger vehicle, their parabolic antennas create relatively high profiles (10"-15”) that make them unattractive and impractical on vehicles smaller than an RV or motor coach. In late 2000, we launched our Mobile Broadband initiative to develop a low profile, in-motion antenna practical for use on passenger vehicles and capable of providing mobile satellite TV content to in-vehicle multimedia systems.

In June of 2003, we manufactured our first TracVision A5 automotive satellite antenna, the first product resulting from the Mobile Broadband initiative. This low-profile TracVision system incorporates proprietary phased-array technology to create an antenna that stands approximately 5 inches high and provides full in-motion reception of more than 300 channels of satellite TV and 50 channels of commercial-free audio. TracVision A5 mounts to a vehicle’s roof rack and is designed for use on open roads where there is a clear view of the southern sky. Initial units will be equipped to receive the DIRECTV satellite TV service. We believe that TracVision A5 will also be compatible with our mobile, high-speed Internet-via-satellite services in the future.
8

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
Defense-related Navigation and Guidance
In the defense-related navigation and guidance marketplace, we use our magnetic, fiber optic sensing, navigation systems integration and display technology to develop and manufacture products that address a variety of systems requirements for military and commercial customers. The principle uses of KVH products in this market are:

• positioning, vehicle navigation, heading/pointing, and targeting;
• direction finding/pointing;
• motion sensing and control; and
• munitions guidance.

A key component in these products is our fiber optic technology. We manufacture a family of open-loop fiber optic gyros (“FOGs”) as well as single-, dual- and tri-axis inertial measurement units (“IMUs”) configured for various applications in both the defense and industrial markets.
Tactical Navigation for Vehicles
The military’s modern, fast-paced combat strategies place a premium on the precision vehicle navigation that is critical for rapid deployments, high-speed maneuvers and digital battlefield coordination. Our TACNAV® integrated tactical navigation systems offer military vehicle crews and force commanders – whether in a command, support, or combat vehicle – uninterrupted availability of position and other tactical data, even if the Global Positioning System (GPS) is disrupted or jammed. In addition to supplementing and backing up the onboard GPS, TACNAV consolidates onboard tactical data and transmits the data via digital communications or battlefield management systems to the force commander and the other units in the field, enhancing operational efficiency and coordination.

We are a leading supplier of integrated navigation and targeting systems, with more than 8,000 systems fielded worldwide. We offer multiple variants of the TACNAV system using both KVH FOGs and digital compasses, providing operational support and low-cost, integrated solutions for military vehicles ranging from trucks and Humvees to light armored vehicles and main battle tanks. Our customers include the U.S. Army and U.S. Marine Corps, as well as many US allies and NATO countries, including Great Britain, France, Sweden, Saudi Arabia, Australia and New Zealand.
Precision Guidance
Our fiber optic rate sensors also help address the emerging need among military forces for drone and unmanned aerial vehicle navigation, precision pointing of radar, antennas, and optics, turret stabilization and guided munitions navigation. In 2002, we began the development of a high-precision IMU using our digital signal processing line of FOGs. This new IMU is intended for use with smart munitions, including bombs and next-generation torpedoes. Our sensors offer comparable precision, reliability, and easier integration, at lower cost than competing products, providing us with a significant price/performance advantage.
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

The same optical fiber technology that is integral to KVH FOGs and sensors is also appropriate for use in high-speed optical components. As part of our research and development efforts, we intend to combine KVH’s patented D-shaped optical fiber with proprietary electro-optic polymers, converting passive fiber into an active optical component. We expect that this technology, if successfully developed, could serve as a platform for additional optical components that may be suitable for use in next-generation mobile satellite antennas, navigation systems and FOGs, as well as optical networking applications. We will constrain investments in optical telecommunications components until there is a visable sign that demand for such components is increasing.
9

RESULTS OF OPERATIONS

Operating Summary
Net income for the second quarter ended June 30, 2003 was $437,965 or $0.04 per diluted share compared with a loss of $(812,137) or $(0.07) per basic share for the same period in 2002. Year-to-date net income for the six-month period ending June 30 reflected $620,953 or $0.05 per diluted share in 2003 versus a loss of $(1,958,507) or $(0.18) per basic share in 2002. The second quarter profit resulted from a 14% sales increase over 2002 and a 360 basis point improvement in gross margin largely due to improved manufacturing production efficiencies and overhead spending reductions. Quarterly operating spending was equal to 2002 levels. Year-to-date results benefited from a 23% sales increase over 2002, and gross margin improvement of 250 basis points, while operating spending grew by only $345,000. This increase was the result of higher professional fees and increased wages. We anticipate that new product introductions, emphasis on manufacturing efficiency initiatives and spending controls should continue to positively contribute to the Company’s financial results.
Net Sales
Second quarter net sales were $14,384,424, an increase of 14% over last year’s result of $12,641,244. Quarterly sales reflect 18% growth in satellite communications sales, a 13% increase in defense revenues, and an 11% growth in FOG revenues above last year’s second quarter. Satellite communications sales growth reflects the success of our large account distribution strategy and strength in both the marine and land-based markets. Defense growth is due primarily to continuing U.S. Military orders, while FOG growth reflects the success of new product introductions. The factors contributing to our 23% year-to-date sales growth are largely the same as those experienced in the second quarter.

We continue to forecast the Company’s full-year 2003 sales growth in the 20% to 30% range. Our forecast is subject to a number of risks that could adversely affect future performance, among them are the failure to successfully market our products, continuing uncertain domestic and worldwide economic conditions, delays in the defense procurement process, or delays in the shipment of new products. For a more in-depth discussion of risks and uncertainties, see the Forward Looking Statements – Trends, Risks and Uncertainties section of this report beginning on page 15.
Gross Profit
Gross profit is made up of revenues less the cost of materials, direct labor and manufacturing overheads. Second quarter gross profit dollars grew by 24%, while gross profit expressed as a percentage of sales increased 360 basis points to 45.7% of sales from 42.1% for the prior year. Factors that contributed to margin improvement included increased sales volumes leveraging fixed manufacturing overhead costs, continuing manufacturing productivity gains that resulted in a 7% reduction in manufacturing overhead spending and a 120 basis point improvement in product direct costs. Year-to-date gross profit grew by 250 basis points to 45.6% of sales from 43.1% in 2002. The year-to-date gross margin improvement was primarily the result of sales volumes leveraging fixed manufacturing overhead costs and a reduction in product direct costs. We will continue to build upon the success of our manufacturing cost improvement programs through expanded outsourcing of components and ongoing improvements in manufacturing methods for the remainder of the year.

Sales forecasts for the remainder of the year indicate a mix of products that could reduce gross margin to a level below the second quarter actual, despite the expected positive contribution of ongoing cost improvement programs. Factors that could place the current outlook at risk include an unforeseen reduction in manufacturing volume, significant changes in product mix, delays of new product shipments, or generally lower than anticipated sales volumes resulting from deteriorating economic conditions, or the failure to successfully market our products. For a more in-depth discussion of risks and uncertainties, see the Forward Looking Statements – Trends, Risks and Uncertainties section of this report beginning on page 15.
Operating Expenses
Second quarter 2003 research and development (“R&D”) expense decreased by 5% to $2,311,062 compared to last year’s second quarter expense of $2,432,512. This R&D spending decrease is primarily the result of the decision to scale back on the scope of our photonic fiber initiatives, coupled with a reduction in outside consultant costs. Year-to-date R&D expense decreased by $340,647, or 7% below the prior year. These spending levels reflect the continuing significant investment in our new low-profile satellite antenna.

We expect that second-half 2003 R&D expenditures will be approximately equal to the 2002 level of spending for the comparable period. During the third quarter of 2003 we expect to transition the low profile satellite antenna product into manufacturing and direct R&D resources to sustaining engineering and other new product development. We continue to constrain our investment in photonic fiber research, while focusing on activities that could benefit our current products. Factors that could place our spending forecast at risk include delayed or reduced levels of customer-funded research, or unforeseen research project expenses to required to complete new product developments.
10

Second quarter 2003 sales and marketing expense decreased by 6% to $2,600,100, compared to last year’s second quarter spending of $2,775,751. Second quarter spending reductions resulted from lower external sales representative commissions that offset other variable selling expense increases associated with increased sales volumes. Year-to-date sales expenses increased by $138,765 or 3%, largely due to investments in both our European distribution and satellite communications sales channels.

We expect that near-term sales and marketing expense will generally vary with revenue growth and seasonal programs. Significant sales and marketing investments will be made to support the automotive market introduction of our new TracVision A5 satellite antenna product, and these product introduction costs will contribute to an increase in our sales and marketing expense for the second-half of the year when compared to 2002.

General and administrative second quarter expenses increased by 35% to $1,101,793, from last year’s second quarter spending of $813,592. Year-to-date general and administrative costs increased 36% to $2,079,618 from $1,532,932 in 2002. Wages, professional costs and the consolidation of corporate-wide support services account for both the quarterly and year-to-date cost increases.

For a more in-depth discussion of risks and uncertainties affecting our business, see the Forward Looking Statements – Trends, Risks and Uncertainties section of this report beginning on page 15.
Income Tax Expense
The current quarter and year-to-date income tax expenses of $41,020 and $51,006 respectively, consist exclusively of foreign income taxes. This foreign tax expense was based upon foreign quarterly and year-to-date income. The current quarter and year-to-date domestic income did not result in additional income tax expense, because, in accordance with SFAS No. 109, Accounting for Income Taxes, an equal amount of domestic tax benefit from previously recorded valuation allowance was released, offsetting the current quarter’s domestic income tax expense.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
On a year-to-date basis operating profits combined with increased current liabilities and cash flow from stock option exercises, partially offset by accounts receivable and inventory growth, resulted in a net cash increase of $1,159,456. Cash provided by operations was $1,379,514 through June, which more than offset capital expenditures of $1,106,998. Cash flow from financing activities added $932,757 to the quarter-end cash balance. We believe that existing cash balances and funds available under our revolving credit facility will be sufficient to meet anticipated working capital requirements for 2003. Should the need arise to secure additional capital, we would look to the equity and/or debt markets as potential sources of funds.

On July 17, 2003, we amended our revolving loan agreement with our bank to increase the amount available under the loan to $15,000,000 and extend the term of the agreement by three years, to July 17, 2006. The loan agreement is an asset-based, revolving loan facility with interest, at the borrower’s option, at LIBOR plus 2% or the greater of the prime bank lending rate or the Federal Funds Effective Rate plus ½ of 1%. The Company is charged a fee of 25 basis points annually for the unused portion of the revolving credit facility up to $10,000,000. The loan facility advances funds using an asset availability formula based upon the Company’s eligible accounts receivable and inventory balances, less a fixed reserve amount. The Company may terminate the loan agreement prior to its full term, provided the Company gives 30 days written notice to the bank.

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
The schedule below reflects liabilities under these agreements at June 30, 2003.
	Total	2003 - 2004	2005 - 2006	After 2006

Mortgage loan	$ 2,651,330	147,449	222,218	2,281,663
Facility operating lease	738,814	492,845	178,669	67,300
Other operating leases	416,709	336,293	65,737	14,679

Total contractual cash obligations	$ 3,806,853	976,587	466,624	2,363,642

11
We have not entered into off-balance sheet commercial commitments such as standby letters of credit, guarantees, and standby repurchase obligations or other off balance sheet commercial commitments.
Recent Accounting Pronouncements
In April 2003, the FASB issued SFAS No. 149, Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts. The Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, clarifies when a derivative contains a financing component, amends the definition of an underlying to conform it to language used in FIN No. 45, and amends certain other existing pronouncements. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. All provisions of the Statement, except those related to forward purchases or sales of “when-issued” securities, should be applied prospectively. The Company currently has no instruments that meet the definition of a derivative, and therefore, the adoption of this Statement had no impact on the Company’s financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. This Statement requires that certain instruments that were previously classified as equity on a company’s statement of financial position now be classified as liabilities. The Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of the statement had no impact on the Company’s financial position or results of operations.

In January of 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities. FIN No. 46 requires the consolidation of entities that cannot finance their activities without the support of other parties and that lack certain characteristics of a controlling interest, such as the ability to make decisions about the entity’s activities via voting rights or similar rights. The entity that consolidates the variable interest entity is the primary beneficiary of the entity’s activities. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and must be applied in the first period beginning after June 15, 2003 for entities in which an enterprise holds a variable interest entity that it acquired before February 1, 2003. The adoption of the statement had no impact on the Company’s financial position or results of operations.
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

We May Fail to Bring the TracVision A5 Mobile Satellite Antenna to Market Successfully
Developed as part of our Mobile Broadband initiative, the TracVision A5 low-profile satellite TV antenna is intended to provide in-motion access to satellite television services and, potentially, high-speed, two-way Internet, to the video and computer systems aboard SUVs, mini-vans and other passenger vehicles. We are currently beginning production of our TracVision A5 satellite TV antenna and starting a broad marketing effort.

The project involves significant technical advances. To date, phased-array antennas have been developed at prices far in excess of what is practical in the automotive marketplace. There is no guarantee that we can successfully design and manufacture a phased-array solution within the pricing and technical parameters necessary to be successful in the automotive marketplace. While the TracVision A5 has functioned properly in the lab and in controlled vehicle environments, there can be no assurance that we will successfully produce this product in high-volume production. The success of the TracVision A5 in the consumer marketplace will depend upon consumers’ response to the product and their assessment of whether or not the TracVision A5 met their expectations for performance, quality, price and form factor. In addition, we can give no assurance that the automotive market will respond favorably to live satellite TV in the car.

Manufacturing or product design issues could delay the initial volume shipments of the finished product beyond our anticipated target of the third quarter 2003. If we are delayed in the production of the TracVision A5, or we are not first to market with this technology, we may be unable to achieve significant market share in the automotive mobile satellite communications market.

The Success of the TracNet Mobile High-speed Internet System Depends on the Performance and Quality of Other Service Providers
The TracNet service is designed to provide mobile high-speed Internet access to vehicles and vessels throughout North America and as far as 100 miles off the coast of North America. A European variant was recently introduced to that market. TracNet’s successful operation depends on the use of KVH’s antenna and other services and equipment of third-party suppliers. TracNet relies upon the services offered by the satellite Internet provider (e.g. Bell ExpressVu of Canada), as well as the equipment and services of cellular and satellite return link communications suppliers.

Globalstar Satellite Communications Services, which KVH uses as the satellite return link supplier for TracNet, filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code on February 15, 2002 and currently is operating its business as a debtor-in-possession. On April 28, 2003, Globalstar, L.P. and ICO Global Communications (Holdings) Limited announced they have received court approval for ICO to acquire a majority interest in a reorganized Globalstar. The ICO/Globalstar transaction has been approved by ICO’s board of directors, as well as by both Globalstar’s general partners’ committee and its creditors’ committee. Globalstar will file a plan of reorganization with the Bankruptcy Court, and expects to complete its Chapter 11 process later this year. Should Globalstar or one of the other vendors integral to TracNet’s operation be unable to fulfill its obligations, KVH would seek an alternate supplier, and KVH may have to carry out any necessary hardware and software retrofits or upgrades that may be required to ensure the continued operation of the TracNet system. In such event, KVH may not be successful identifying and entering into appropriate agreements with replacement suppliers, which would impair our ability to offer the TracNet service.

We May Fail to Complete Our Photonic Fiber Development Initiative Successfully
Our photonic fiber project is currently in the development stage. Our proposed optical fiber technology would serve as the foundation for a variety of electro-optic components built within or on a strand of optical fiber. Potential applications for this technology include its use in KVH’s existing fiber optic gyros, navigation systems and satellite communications products. A future application could also include high-speed, in-fiber modulators that would greatly enhance the speed of transmissions over fiber optic networks. We may never complete the technological development necessary to realize the full commercial potential of the project. Our current approach utilizes a proprietary electro-optic polymer and our D-fiber technology. This initiative depends on significant technical advances, and there can be no assurance that we will achieve the intended form factor.

Optical fiber telecommunications solutions are not currently and may never be economically viable solutions and the timing or magnitude of future market demand for telecommunications components is not known. Because the foreseeable demand for such components has dramatically decreased, we have scaled back our investment in option telecommunications components.

Research and Development Expenditures Could Lead to Continuing Operating Losses
Since 2001 we made significant investments in new product research and development, which contributed to operating losses in both 2001 and 2002. In May 2001, we completed a series of private placements that raised $17.5 million, net of transaction costs, to accelerate our research into two key product areas, photonic fiber and mobile broadband. If 2003 R&D project expenditures are extended beyond our current projections or the product results of these projects are delayed, it could impact our ability to sustain future profitability.

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

Defense-related Sales Could be Adversely Affected by Procurement Schedules and Political and International Events
Recent world events and a shift in military planning to favor rapid deployment and lighter vehicles put a premium on precision navigation, a feature offered by KVH’s integrated tactical navigation systems. However, the growth of the Company’s defense-related revenues could be adversely affected by: delays in the current military procurement schedule; an unexpected shift or reallocation of anticipated funding for military programs; delays in the testing and acceptance of our technological solutions by the military; and sales cycles that are long and difficult to predict in military markets. The rapid growth experienced in 2002 should not be expected in 2003, based upon the cyclical nature of the military order flow. Substantial fluctuations in sales can result quarter-to-quarter and year-to-year.

Our Operating Results are Variable
Our quarterly operating results have varied in the past and may vary significantly in the future depending upon the risk factors in this section and whether we are successful in managing our assets, revenue growth and the ratio of expenses to revenues.

Our Share Price has Displayed Volatility
The Company’s stock has, at times, experienced substantial price volatility as a result of variations between our actual and anticipated financial results and as a result of announcements by the Company and our competitors. In addition, the stock market has experienced extreme price and volume fluctuations that have affected the market price of many technology companies in ways that have not directly been related to the operating performance of these companies. These factors, as well as general economic and political conditions, may materially adversely affect the market price of the Company’s common stock in the future.

Our Consumer Product Sales are Dependent on the Financial Strength and Performance of Our Distribution Network
Many of our consumer-oriented products are marketed through a worldwide network of third-party value-added resellers, distributors and independent sales representatives. Many of the Company’s resellers operate on narrow product margins, and may distribute products from competing manufacturers. The Company’s business and financial results could be adversely affected if the financial condition of these resellers weakens, if resellers within consumer channels cease distribution of the Company’s products, or if uncertainty regarding demand for the Company’s products causes resellers to reduce their ordering and marketing of the Company’s products.

If We Fail to Commercialize New Product Lines, Our Business Will Suffer
We intend to continue to develop new product lines and to improve existing product lines to meet our customers’ diverse and changing needs. However, our development of new products and improvements to existing products may not be successful, due to our failure to complete the development of a new product or product improvement; or our failure to sell our new product or improved product because, among other things, the product is too expensive, is defective in design, manufacture or performance, is inferior to similar products on the market, or has been superceded by a superior product or technology. Furthermore, new products require increased sales and marketing, customer support and administrative functions to support anticipated increased levels of operations. We may not be successful in creating this infrastructure, and we may not realize a sufficient increase in gross profit to offset the expenses resulting from this expanded infrastructure.

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

Our Future Success Depends to a Significant Degree on the Skills, Experience and Efforts of the Company’s CEO, Martin Kits Van Heyningen, and our Senior Executives
The loss of the services of Mr. Kits van Heyningen could have a material adverse effect on our business, operating results and financial condition. We also depend on the ability of our executive officers and other members of senior management to work effectively as a team. We do not have employment agreements with any of our executive officers.

General Economic Conditions and Current Economic and Political Uncertainty Could Adversely Affect the Company
The Company’s operating performance depends significantly on general economic conditions. Demand for some of the Company’s consumer-oriented products displayed slower-than-anticipated growth as a result of worsening global economic conditions. Continued uncertainty about future economic conditions has also made it increasingly difficult to forecast future operating results. Should global and regional economic conditions fail to improve or continue to deteriorate, demand for the Company’s products could be adversely affected, as could the financial health of its suppliers, distributors and resellers. Demand for our products can also be affected by stock market weakness.

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

Under the supervision and with the participation of our management, including the Company’s Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report (the “Evaluation Date”). Our disclosure controls and procedures are the controls and other procedures that we designed to ensure that we record, process, summarize and report in a timely manner the information we must disclose in reports that we file with or submit to the SEC. Our disclosure controls and procedures include our internal controls. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective.

(b)     Changes in internal controls.

Since the Evaluation Date, there have been no significant changes in our internal accounting controls or in other factors that could significantly affect these controls.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On June 20, 2002 Agility Robotics, Inc. (“Agility”) and Ross-Hime Designs, Inc. filed a complaint against us in the United States District Court for the District of Minnesota alleging that certain of our products infringe three United States patents held by Agility. We are defending ourselves vigorously against the complaint.

In the ordinary course of business, we are party to legal proceedings and claims. In addition, from time to time, the Company has had contractual disagreements with certain customers concerning the Company’s products and services, which, we believe, will not have a material affect on operations or capital resources.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

At our 2003 Annual Meeting of Stockholders (the “Annual Meeting”) held on May 28, 2003, the Company’s stockholders acted upon two proposals: to elect two directors to serve a three-year term, until their successors have been elected; and to approve the 2003 Incentive and Nonqualified Stock Option Plan. The results for each of these proposals were as follows:

Proposal 1:  To elect two directors to serve a three-year term or, until their successors have been elected:

	Votes In Favor	Abstentions
Mark S. Ain	8,648,639	2,264
Stanley K. Honey	8,648,639	2,264

Proposal 2: Approval of the KVH Industries, Inc., 2003 Incentive and Non-qualified Stock Option Plan.
Votes In Favor	Votes Against	Abstentions
3,488,140	1,836,247	46,400

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Number	Description	Note
3.1	Restated Certificate of Incorporation of the Company	(1)
3.2	Amended and Restated By-laws of the Company
10.01	Amended and Restated 1995 Incentive Stock Option Plan of the Company	(1)
10.02	1996 Employee Stock Purchase Plan	(1)
10.03	Amendment to Registration Rights Agreement dated January 25, 1988, by and among the Company, Fleet Venture Resources, Inc., and Fleet Venture Partners I and certain stockholders of the Company	(1)
10.04	Amendment to Registration Rights Agreement dated October 25, 1988, by and among the Company and certain stockholders of the Company	(1)
10.05	Amendment to Registration Rights Agreement dated July 21, 1989, by and among the Company and certain stockholders of the Company	(1)
10.06	Third Amendment to Registration Rights Agreement dated November 3, 1989, by and among the Company and certain stockholders of the Company	(1)
10.07	Technology License Agreement dated December 22, 1992, between the Company (1) and Etak, Inc.
10.08	Agreement regarding Technology Affiliates Program between Jet Propulsion Laboratory and the Company	(1)
10.09	Purchase and Sale Agreement dated March 18, 1996, 50 Enterprise Center, Middletown, Rhode Island between the Company and SKW Real Estate Limited Partnership	(2)
10.10	Loan and Security Agreement dated March 27, 2000, between the Company and Fleet Capital Corporation	(4)
10.11	Common Stock Purchase Agreement between KVH Industries, Inc., and Special Situations Fund, III, L.P., Special Situations Cayman Fund, L.P., Special Situations Private Equity Fund, L.P. and Special Situations Technology Fund, L.P. dated March 30, 2001	(6)
10.12	Common Stock Purchase Agreement between KVH Industries, Inc. and the State of Wisconsin Investment Board pursuant to a Common Stock Purchase Agreement dated April 16, 2001	(6)
10.13	Common Stock Purchase Agreement between KVH Industries, Inc. and the Massachusetts Mutual Life Insurance Company dated May 25, 2001	(6)
10.14	Open End Mortgage, and Security Agreement	(5)
10.15	Tinley Park, Illinois, Lease	(5)
10.16	Private Placement Share Purchase Agreement	(3)
10.17	1996 Incentive & Non-qualified Stock Option Plan	(1)
10.18	First Amendment to Fleet Loan and Security Agreement, dated March 27, 2000	(6)
10.19	Second Amendment to Fleet Loan and Security Agreement dated March 27, 2000	(6)
10.20	Incentive and Nonqualified Stock Option Plan	(7)
21.01	List of Subsidiaries of the Company
31.00	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a).
31.01	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a).
32.00	Certification by Chief Executive and Chief Financial Officers of Periodic Report Pursuant to 18 U.S.C.ss.1350.

(1)	Incorporated by Reference to Exhibit Index on Form S-1 filed with the Securities and Exchange Commission dated March 28, 1996, Registration No. 333-01258.
(2)	Filed by paper with the Securities and Exchange Commission.
(3)

Incorporated by reference to Exhibit 10.11 on Form 8-K filed with the Securities and Exchange Commission dated January 5, 2001. (4) Incorporated by reference to Exhibit 10.04 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

(5)	Incorporated by reference to Exhibits 99.1 and 99.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.
(6)	Incorporated by reference to the Company’s Current Reports on Form 8-K filed with the Securities and Exchange Commission on March 12, 2003.
(7)	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 27, 2003.
(8)	Incorporated by reference to Exhibit B to the Company’s Proxy Statement filed with the Securities and Exchange Commission on April 18, 2003.

(b)     REPORTS ON FORM 8-K

The Company filed three Current Reports on Form 8-K during the period of this report. The first was filed on April 17, 2003, describing our first quarter’s operating results; on June 27, 2003, we filed a second report describing the second amendment to our line of credit with Fleet Capital Corporation, dated March 27, 2000, which extended the term of our that agreement to July 31, 2003 and the third was filed on July 18, 2003, describing our $15,000,000 amended line of credit agreement with Fleet Capital Corporation.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 8, 2003
KVH Industries, Inc.
By: /s/ Patrick J. Spratt
Patrick J. Spratt (Duly Authorized Officer and Chief Financial and Accounting Officer)
KVH Industries, Inc.

Exhibit Index

Exhibit No.	Item
31.00	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a).
31.01	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a).
32.00	Certification by Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.

EXHIBIT – 31.00

Certification of Chief Executive Officer Pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Martin A. Kits van Heyningen, certify that: 1. I have reviewed this quarterly report of KVH Industries, Inc.:
2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially attracted, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: August 8, 2003

/s/ Martin A. Kits van Heyningen

Martin A. Kits van Heyningen

Chief Executive Officer

EXHIBIT – 31.01

Certification of Chief Financial Officer
Pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302
of the
Sarbanes-Oxley Act of 2002

I, Patrick J. Spratt, certify that: 1. I have reviewed this quarterly report of KVH Industries, Inc.:
2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially attracted, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: August 8, 2003

/s/ Patrick J. Spratt
Chief Financial Officer

EXHIBIT – 32.00

CERTIFICATION PURSUANT TO
18 U.S.C. 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-Q of KVH Industries, Inc. (the “Company”) for the quarter ended June 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), the undersigned chief executive officer and chief financial officer of the Company, certify, to their best knowledge and belief, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.	The Report fully complies with the requirements of Section 139(a) or 15(d) of the Securities Act of 1934; and

2.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Martin A. Kits van Heyningen	/s/ Patrick J. Spratt
President & Chief Executive Officer	Chief Accounting & Financial Officer

Date: August 8, 2003	Date: August 8, 2003