Form 10-Q
period 2003-09-30
KVH INDUSTRIES INC \DE\
filed 2003-11-14
CIK 1007587

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2003

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number 0-28082

KVH Industries, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	05-0420589
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

50 Enterprise Center, Middletown, RI 02842

(Address of Principal Executive Offices)

(401) 847-3327

(Registrant’s Telephone Number, Including Area Code)

Indicate by an (X) whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES ☒    NO ☐

Indicate by an (X) whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES ☐    NO ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Date	Class	Outstanding shares
November 12, 2003	Common Stock, par value $0.01 per share	11,536,687

KVH INDUSTRIES, INC. AND SUBSIDIARY INDEX

PART I. FINANCIAL INFORMATION ITEM 1. Financial Statements KVH INDUSTRIES, INC. AND SUBSIDIARY CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
	September 30, 2003	December 31, 2002
ASSETS:
Current assets:
Cash and cash equivalents	$7,572,996	$7,239,255
Accounts receivable, net of allowance for doubtful accounts of $135,000 as of September 30, 2003 and $153,090 as of December 31, 2002	9,523,479	9,716,292
Costs and estimated earnings in excess of billings on uncompleted contracts	438,971	377,058
Inventories	6,401,177	3,947,207
Prepaid expenses and other deposits	585,726	587,647
Deferred income taxes	552,871	616,877

Total current assets	25,075,220	22,484,336

Property and equipment, net	8,739,411	7,384,888
Other assets, less accumulated amortization	346,707	441,225
Deferred income taxes	2,238,430	2,238,430

Total assets	$36,399,768	$32,548,879

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Current portion long-term debt	$96,574	$93,262
Accounts payable	4,486,200	2,321,104
Accrued expenses	2,593,895	2,007,470
Customer deposits	31,230	91,665

Total current liabilities	7,207,899	4,513,501

Long-term debt	2,531,238	2,603,885

Total liabilities	9,739,137	7,117,386

Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 1,000,000 shares; none issued or outstanding	—	—
Common stock, $0.01 par value. Authorized 20,000,000 shares; shares issued and outstanding: 11,529,678 and 11,149,768 as of September 30, 2003 and December 31, 2002, respectively	115,297	111,498
Additional paid-in capital	36,208,567	35,134,093
Accumulated deficit	(9,663,233)	(9,818,025)
Accumulated other comprehensive income	—	3,927

Total stockholders’ equity	26,660,631	25,431,493

Total liabilities and stockholders’ equity	$36,399,768	$32,548,879

See accompanying Notes to Condensed Consolidated Financial Statements.

ITEM 1. Financial Statements (continued) KVH INDUSTRIES, INC. AND SUBSIDIARY CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Net sales	$13,514,792	$12,435,313	$41,017,886	$34,718,070
Cost of sales	7,712,109	6,837,186	22,680,578	19,515,902

Gross profit	5,802,683	5,598,127	18,337,308	15,202,168
Operating expenses:
Research & development	2,140,144	2,230,457	6,565,708	6,996,668
Sales & marketing	2,917,349	2,316,560	8,150,129	7,410,575
Administration	1,387,699	850,191	3,467,317	2,383,123

Income (loss) from operations	(642,509)	200,919	154,154	(1,588,198)
Other expense:
Other expense	(21,892)	(16,398)	(68,361)	(47,054)
Interest expense, net	(37,053)	(34,578)	(115,288)	(87,212)

Income (loss) before income taxes	(701,454)	149,943	(29,495)	(1,722,464)
Income tax expense (benefit)	(235,293)	—	(184,287)	86,100

Net income (loss)	$(466,161)	$149,943	$154,792	$(1,808,564)

Per share information:
Earnings (loss) per share
Basic	$(0.04)	$0.01	$0.01	$(0.16)

Diluted	$(0.04)	$0.01	$0.01	$(0.16)

Number of shares used in per share calculation:
Basic	11,487,900	11,056,374	11,352,489	11,017,596

Diluted	11,487,900	11,356,194	11,845,942	11,017,596

See accompanying Notes to Condensed Consolidated Financial Statements.

ITEM 1. Financial Statements (continued) KVH INDUSTRIES, INC. AND SUBSIDIARY CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Nine months ended September 30,
	2003	2002
Cash flow from operations:
Net income (loss)	$154,792	$(1,808,564)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,195,445	1,161,500
Provision for deferred taxes	64,006	86,100
Loss on forward exchange contracts	—	1,865
Decrease (increase) in accounts receivable, net	192,813	(2,599,398)
(Increase) decrease in costs and estimated earnings in excess of billings on uncompleted contracts	(61,913)	68,427
Increase in inventories	(2,457,897)	(201,838)
Decrease (increase) in prepaid expenses and other deposits	1,921	(172,669)
Increase in accounts payable	2,165,096	885,081
Increase in accrued expenses	586,425	458,814
Decrease in customer deposits	(60,435)	(773,533)

Net cash provided by (used in) operating activities	1,780,253	(2,894,215)

Cash flow from investing activities:
Capital expenditures	(2,455,450)	(1,171,707)

Cash flow from financing activities:
Repayments of long-term debt	(69,335)	(61,712)
Proceeds from sales of common stock and exercise of stock options	1,078,273	441,016

Net cash provided by financing activities	1,008,938	379,304

Net increase (decrease) in cash and cash equivalents	333,741	(3,686,618)

Cash and cash equivalents at beginning of period	7,239,255	11,240,893

Cash and cash equivalents at end of period	$7,572,996	$7,554,275

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$163,316	$166,580

See accompanying Notes to Condensed Consolidated Financial Statements.

ITEM 1. Financial Statements (continued)

KVH INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1)    Summary of Significant Accounting Policies

(a)    Basis of Presentation

The accompanying Condensed Consolidated Financial Statements of KVH Industries, Inc., and its wholly owned subsidiary, KVH Europe A/S (collectively, the Company), have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q and Regulation S-X. All significant inter-company accounts and transactions have been eliminated in consolidation. The Condensed Consolidated Financial Statements have not been audited by independent public accountants, but include all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations, and cash flows for the periods presented. These Condensed Consolidated Financial Statements do not include all disclosures associated with annual financial statements and accordingly should be read in conjunction with the Company’s Consolidated Financial Statements and related notes included in the Company’s Annual Report on Form 10-K filed on March 26, 2003 with the Securities and Exchange Commission. Copies of the Company’s Form 10-K are available upon request. The results for the three- and nine-month periods ended September 30, 2003 are not necessarily indicative of operating results for the remainder of the year.

(b)    Cash and cash equivalents

The Company considers all highly liquid investments with maturity, at the purchase date, of three months or less to be cash equivalents.

(c)    Revenue Recognition

Revenue from product sales is recognized when requested goods are shipped, title has passed and collectibility is reasonably assured. Revenue from services other than under long-term development contracts is recognized when completed services are provided to the customer. Management establishes reserves for potential sales returns and evaluates, on a monthly basis, the adequacy of those reserves based upon realized experience.

Engineering contract service revenue under long-term development contracts is recognized during the period in which the Company performs the development efforts in accordance with the performance criteria as established under the agreement. Performance is determined principally by comparing the accumulated costs incurred to date with management’s estimate of total cost to complete the contracted work. Revisions to costs and income estimates are reflected in the period in which the facts that require revision become known. Revenue that is related to future performance under such long-term development contracts is deferred and recognized as revenue when earned. If, in any period, estimated total costs under a contract indicate a loss, then such loss is provided for in that period.

(d)    Progress Payments

Progress payments received on long-term development contracts are applied against the balance sheet item costs and estimated earnings in excess of billings on uncompleted contracts. Under certain contractual arrangements by which progress payments are received from the United States Government, the United States Government has a lien on the capitalized project costs identified with related contracts.

(e)    Foreign Currency Translation

The financial statements of the Company’s foreign subsidiary are translated into the United States dollar functional currency for consolidation and reporting purposes. Exchange rates in effect as of the end of each reporting period are used to translate monetary assets and liabilities. Historical exchange rates are used for non-monetary assets and related elements of expense. Revenue and other expense elements are translated at rates that approximate the rates in effect on the transaction dates. Realized foreign currency exchange gains and losses are recognized within other income or expense in the Condensed Consolidated Statements of Operations.

ITEM 1. Financial Statements (continued)

(f)     Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from those estimates.

(g)    Long-lived Assets

The Company accounts for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Based on management’s assessment as of September 30, 2003, the Company has determined that no impairment of long-lived assets exists.

(h)    Stock-based Compensation

The Company accounts for its various stock-based compensation plans using the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.” The pro forma information below is based on provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” issued in December 2002.

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
	(Data in thousands, except per share amounts)
Net income (loss) as reported	$(466)	$150	$155	$(1,809)

Add: Stock based employee compensation cost included in net income (loss) as reported, net of tax effects	—	—	—	—
Deduct: Compensation expense under SFAS 123, net of tax at expected tax rate for the period	542	220	984	517
Pro forma net income (loss)	$(1,008)	$(70)	$(829)	$(2,326)

Earnings (loss) per share – basic
As reported	$(0.04)	$0.01	$0.01	$(0.16)
Pro forma	$(0.09)	$(0.01)	$(0.07)	$(0.21)
Earnings (loss) per share – diluted
As reported	$(0.04)	$0.01	$0.01	$(0.16)
Pro forma	$(0.09)	$(0.01)	$(0.07)	$(0.21)

(2)    Inventories

Inventories at September 30, 2003 and December 31, 2002 include the costs of material, labor, and factory overhead. Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

	September 30, 2003	December 31, 2002
	(In thousands)
Raw materials	$5,225	$2,763
Work in process	194	108
Finished goods	982	1,076

	$6,401	$3,947

ITEM 1.  Financial Statements (continued)

(3)    Debt

On January 11, 1999, the Company entered into a mortgage loan in the amount of $3,000,000 with a life insurance company. The note term is 10 years, with a principal amortization of 20 years at a fixed interest rate of 7%. Land, building, and improvements secure the mortgage loan. The monthly mortgage obligation is $23,259, including interest and principal. Due to the difference in the term of the note and the amortization of the principal, a balloon payment of $2,014,716 is due on February 1, 2009. As of September 30, 2003, $2,627,812 of loan principal remained outstanding.

On March 27, 2000, the Company entered into a $5,000,000 asset-based, three-year, revolving loan facility.Funds are advanced based upon an asset availability formula that includes eligible accounts receivable and inventory. The availability formula sets aside a fixed amount of qualified assets that may not be borrowed against. On July 17, 2003, the Company amended and restated its revolving loan agreement by extending the term of the loan facility through July 17, 2006; increasing the maximum available credit to $15,000,000; changing interest charged on borrowings to, at the Company’s option, LIBOR plus 2%, or the greater of the Federal Funds Effective Rate plus 0.5% or the bank’s prime interest rate; and changing the fee to an annual rate of 0.25% on up to $10,000,000 of the unused portion of the loan facility. At September 30, 2003, no borrowings were outstanding under the facility.

(4)    Accrued Expenses

Accrued expenses consist of the following:

	September 30, 2003	December 31, 2002
	(In thousands)
Accrued payroll and related employee expenses	$1,389	$1,118
License and settlement costs, and professional fees	660	221
Accrued sales commissions	261	323
Other	284	345

	$2,594	$2,007

(5)    Deferred Income Taxes

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. In accordance with the provisions of the SFAS No. 109, “Accounting for Income Taxes,” management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. The amount of the deferred tax asset considered realizable, however, could be reduced in the future if there are changes in the estimates of future taxable income during the carry-forward period or the feasibility of certain tax planning strategies.

(6)    Segment Reporting

Under common operational management, the Company designs, develops, manufactures and markets its navigational and satellite communication products for use in a wide variety of applications. Products are generally sold directly to third-party consumer electronic dealers and retailers, or in the case of defense-related products, either to government contractors or directly to U.S. and other foreign government agencies. Primarily, sales originating in North America consist of sales within the United States and Canada and, to a lesser extent, Asia/Pacific and some Latin and South American countries. North American sales also include all defense-related product sales throughout the world. Sales originating from the Company’s Denmark office principally consist of sales into Western European countries, including the United Kingdom, France, Italy, and Spain, as well as a growing number of sales into Russia and certain Middle Eastern countries.

The Company operates exclusively in the satellite communication, navigation and guidance equipment industry, which it considers to be a single business segment. The Company has two primary product categories: satellite communication and navigation. Satellite communication sales and services include marine and land mobile satellite communication equipment, such as satellite-based telephone, television and broadband Internet connectivity services. Navigation sales and services include sales of commercial marine and defense-related navigation and guidance equipment based upon magnetic, fiber optic, and satellite sensing technology. Navigation services also include development contract revenue.

ITEM 1.  Financial Statements (continued)

(7)    Earnings (Loss) Per Share

Basic net earnings (loss) per share is calculated based on the weighted average number of common shares outstanding during the period. Diluted net earnings (loss) per share incorporates the dilutive effect of common stock equivalent options, warrants and other convertible securities, if any, as determined in accordance with the treasury-stock accounting method. Common stock equivalents to purchase 540,770 shares of common stock for the three-month period ended September 30, 2003, and 253,947 shares of common stock for the nine-month period ended September 30, 2002, have been excluded from the fully diluted calculation of loss per share, as inclusion would be anti-dilutive. The following is a reconciliation of the weighted-average number of shares outstanding used in the computation of earnings (loss) per common share:

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
	(Data in thousands, except per share amounts)
Per share calculation – basic
Net income (loss)	$(466)	$150	$155	$(1,809)

Common shares outstanding	11,488	11,056	11,352	11,018
Earnings (loss) per common share – basic	$(0.04)	$0.01	$0.01	$(0.16)

Per share calculation – diluted
Net income (loss)	$(466)	$150	$155	$(1,809)

Common shares outstanding	11,488	11,056	11,352	11,018
Additional shares assuming conversion of stock options and warrants	—	300	494	—

Average common and equivalent shares outstanding	11,488	11,356	11,846	11,018

Earnings (loss) per common share—diluted	$(0.04)	$0.01	$0.01	$(0.16)

(8)    Commitments and Contingencies

On June 20, 2002, Agility Robotics, Inc. and Ross-Hime Designs, Inc. (collectively, “Agility”) filed a complaint against the Company in the United States District Court for the District of Minnesota alleging that certain of its products infringe three United States patents held by Agility. On November 3, 2003, the Company and Agility agreed to enter into a license and settlement agreement, releasing all claims pending against the Company, dismissing the law suit with prejudice, and licensing Agility’s rights under certain of its patents to the Company. A written license and settlement agreement is in the process of being prepared. In accordance with SFAS No. 5, “Accounting for Contingencies,” the Company recorded as of September 30, 2003 the total agreed-upon license and settlement costs resulting from the November 3, 2003 event. The costs payable under the license and settlement agreement are not expected to affect future operating results.

In the ordinary course of business, the Company is a party to legal proceedings and claims. In addition, from time to time, the Company has had disagreements with certain customers concerning the Company’s products and services, which, the Company believes, will not have a material adverse effect on operations or capital resources.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

Certain information contained in this Quarterly Report on Form 10-Q is forward-looking in nature. All statements included in this Quarterly Report on Form 10-Q or made by management of KVH Industries, Inc., other than statements of historical fact, are forward-looking statements. Examples of forward-looking statements include statements regarding our future financial results, operating results, business strategies, projected costs, products, competitive positions and plans, customer preferences, consumer trends, anticipated product development, and objectives of management for future operations. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” or the negative of these terms or other comparable terminology. Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed in the section entitled “Trends, Risks and Uncertainties.” These and many other factors could affect our future financial and operating results, and could cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by us or on our behalf. The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this report.

General

KVH Industries, Inc. was organized in Rhode Island in 1978 and reincorporated in Delaware on August 16, 1985. We completed our initial public offering in April 1996. Our executive offices are located at 50 Enterprise Center, Middletown, Rhode Island, 02842, and our telephone number is (401) 847-3327. An ISO 9001-registered company, we also have a manufacturing and research facility in Tinley Park, Illinois, and a European sales, marketing, and support office in Hoersholm, Denmark. Unless the context otherwise requires, references to KVH or to us include KVH Industries, Inc. and KVH Europe A/S, our wholly owned European sales subsidiary based in Denmark. Our fiscal year ends on December 31.

Company Overview

We design and manufacture systems and solutions using our proprietary satellite antenna and fiber optic technologies for two principal markets – mobile satellite communications and defense-related navigation and guidance.

Mobile Satellite Communications

Our mobile satellite communications products connect people on the move to satellite television, telephone, and high-speed Internet services. Using a combination of sensors, proprietary software algorithms, and innovative designs, our proprietary stabilized antennas remain pointed at specific geo-stationary satellites and receive digital TV, voice, fax, and high-speed Internet signals regardless of how a vessel or vehicle moves. These antenna systems are automated and carry out all operations and satellite tracking with little or no operator intervention. Our mobile satellite communications products support marine and land applications and are sold through a network of third-party dealers and distributors. Principal markets for our mobile satellite communications equipment include:

•        Marine (e.g., yachts, commercial fishing vessels, and merchant ships)

•        Land mobile (e.g., recreational vehicles, motorcoaches, and trucks)

•        Automotive passenger entertainment

Marine and Land Mobile Satellite Communications

Since the introduction of our first TracVision® mobile satellite TV antenna in 1995, we have continued to refine our TracVision products and now manufacture a range of antennas with different sizes and capabilities to suit a variety of customer requirements. Our integrated Digital Video Broadcast (DVB®) technology allows our antennas to receive signals from regional high-powered digital television services around the globe. Some of the regional services compatible with TracVision satellite TV antennas include:

•        North America – DIRECTV®, DISH Network™ and ExpressVu

•        Latin America – DIRECTV Latin America

•        Europe – Astra, Hotbird, Thor, Sirius and Hispasat

•        Africa and the Middle East – Arabsat

•        Australia and New Zealand – Optus

As with all satellite TV antennas, our TracVision systems require an unobstructed view of the satellite in its stationary orbit above the equator. Our customers use TracVision satellite television antennas on pleasure and commercial marine craft as well as on moving or stationary vehicles. We believe we are the largest antenna supplier in the in-motion television satellite marketplace, with a significant installed base within the consumer marine and recreational vehicle (RV) mobile satellite TV markets.

Our Tracphone® systems equip pleasure and commercial marine vessels with two-way voice, fax, and e-mail with global coverage provided by the satellites owned by Inmarsat Ltd. In June 2002, we began selling Inmarsat airtime services to complement our Tracphone line of satellite communications hardware, creating a new and recurring revenue opportunity for us. With more than 20 years experience, Inmarsat now serves marine, land mobile and aeronautical customers worldwide. Inmarsat supports links for phone, fax and data communications as fast as 64 kilobits per second (Kbps) to more than 250,000 ships, vehicles, aircraft and portable terminals.

In October 2001, we entered into an agreement with Canadian satellite TV provider Bell ExpressVu to distribute the DirecPC® satellite Internet service to mobile customers in the United States. That same month, we introduced the TracNet™ Mobile High-speed Internet System for the maritime and land mobile markets. Using one of our TracVision antennas to receive broadband downloads of Internet data and either a cellular or satellite modem as a return path, TracNet allows mobile users to surf the Internet at download speeds as fast as 400-512 Kbps. The server-based system permits as many as five users to access the Internet and e-mail simultaneously, either through TracNet’s integrated Ethernet networking or the system’s 802.11b (Wi-Fi) wireless networking capabilities.

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

We have an established satellite communications product distribution and service infrastructure. We also have agreements with major RV and motor coach manufacturers to use TracVision antennas as standard or options on their new Class A vehicles. Class A vehicles represent a luxury class of high occupancy recreational vehicles. The National Marine Electronics Association named our TracVision 4 the “Best Satellite Television Product” in 2003, an award that the TracVision family has won in each of the prior five years. In addition, our Tracphone 252 was named “Best Satellite Communications Product” in 2003, an award our Tracphone family has also won for the past five consecutive years as well.

Automotive Passenger Entertainment

The growing popularity and acceptance of passenger entertainment systems in automobiles, minivans and sport utility vehicles (SUVs) has created an opportunity to extend the capability of existing multimedia systems to include access to live programming and high-speed Internet services. According to published industry statistics, nearly one million rear-seat entertainment systems were sold in 2002, and that number is expected to grow in 2003. However, the primary content currently available for these systems is pre-recorded media (e.g., DVDs, video tapes, game consoles). In late 2000, we launched our Mobile Broadband initiative to develop a low-profile, in-motion antenna practical for use on passenger vehicles and capable of providing mobile satellite TV content to in-vehicle multimedia systems.

In September 2003, we began shipments of the TracVision A5 automotive satellite antenna, the first product resulting from the Mobile Broadband initiative. This low-profile TracVision system incorporates proprietary phased-array antenna technology, stands approximately 5 inches high, and provides full in-motion reception of more than 300 channels of satellite TV and 50 channels of commercial-free audio. TracVision A5 mounts to a vehicle’s roof rack and is designed for use on open roads in the continental United States where there is a clear view of the transmitting satellite in the southern sky. Initial units are equipped to receive the DIRECTV satellite TV service. We currently plan to produce versions of our TracVision A5 that will be compatible with the DISH Network satellite TV service as well as our mobile, high-speed Internet-via-satellite services in the future.

TracVision A5 employs a new hybrid phased-array design that integrates more than 250 small antenna elements across a flat surface. The antenna remains pointed at the satellite in the southern sky, regardless of vehicle motion. At the same time, an electronic “lens” bends the satellite signal so that the broadcast energy strikes each individual element at closer to the optimum perpendicular angle. The separate signals from each small antenna element are then recombined to create a single data stream that supports multiple receivers and video screens.

We believe that we are the first company to develop, produce, and ship an affordable, low-profile, in-motion, phased-array antenna that brings live satellite TV to consumers in SUVs, minivans, and other passenger vehicles.

Defense-related Navigation and Guidance

In the defense-related navigation and guidance marketplace, we use our magnetic sensing, fiber optic gyro, navigation systems integration, and display technology to develop and manufacture products that address a variety of systems requirements for military and commercial customers. The principal uses of our products in this market are:

•        positioning, vehicle navigation, heading/pointing, and targeting;

•        direction finding/pointing;

•        motion sensing and control; and

•        munitions guidance.

A key component in these products is our fiber optic technology. We manufacture a family of open-loop fiber optic gyros (FOGs) as well as 3-axis inertial measurement units (IMUs) configured for various applications in both the defense and industrial markets. Our defense-related navigation and guidance products are sold through a network of third-party independent sales representatives, through government contractors and directly to governments and OEM customers around the world.

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

We are a leading supplier of integrated military navigation and targeting systems, with more than 8,000 systems sold worldwide. We offer multiple variants of the TACNAV system using both KVH FOGs and digital compasses, providing operational support and low-cost, integrated solutions for military vehicles ranging from trucks and Humvees to light armored vehicles and main battle tanks. In September 2003, the U.S. Army Special Operations Command certified our TACNAV Light tactical navigation system as a standard Army system and assigned it the designation “M100 Ground Mobility Enhanced Navigation System”. This designation has the potential benefit of facilitating the U.S. Army procurement process and creating the possibility for the M100 to be fielded aboard a wider selection of vehicles. Our customers currently include the U.S. Army and U.S. Marine Corps, as well as many U.S. allies and NATO countries, including, among others, Great Britain, Germany, Italy, France, Sweden, Saudi Arabia, Malaysia, Australia and New Zealand.

Precision Guidance

Our fiber optic rate sensors are designed to address the growing need among military forces for drone and unmanned aerial vehicle navigation, precision pointing of radar, antennas, and optics, turret stabilization, and guided munitions navigation. In October 2003, we introduced the TG-6000 IMU, which uses our line of digital signal processing FOGs. These new IMU solutions are intended for use with smart munitions, including bombs and next-generation torpedoes. An initial production order for a variant of the TG-6000 has been placed by Raytheon Integrated Defense Systems, which has stated that it expects to use our IMU as a part of the guidance system for the U.S. Navy’s next-generation Mark 54 lightweight torpedo. We believe that our sensors offer comparable precision, reliability, and easier integration, at lower cost than competing products.

Commercial/Industrial Applications

Our fiber optic technology is currently incorporated in our defense-related navigation and guidance products. In addition, our fiber optic technology may have potential commercial applications, such as high-voltage fiber optic current sensors, which would incorporate technology derived from our FOG products. The advantage of fiber optic current sensors is the potential to provide more accurate energy metering and wider bandwidth over existing and new electrical grid infrastructures as well as improved safety over conventional technologies.

The same optical fiber technology that is integral to KVH FOGs and sensors is also appropriate for use in high-speed optical components. As part of our research and development efforts, we intend to combine our patented D-shaped optical fiber with proprietary electro-optic polymers, converting passive fiber into an active optical component. An initial prototype of the in-fiber modulator was demonstrated in a laboratory setting in June 2003. We expect that this technology, if successfully developed, could serve as a platform for additional optical components that may be suitable for use in next-generation mobile satellite antennas, navigation systems, and FOGs, as well as optical networking applications. We currently plan to defer further significant investments in optical telecommunications components until market demand for such components increases.

RESULTS OF OPERATIONS

Operating Summary

Net loss for the quarter ended September 30, 2003 was $(466,161) or $(0.04) per basic and diluted common share compared with a profit of $149,943 or $0.01 per basic and diluted common share for the same period in 2002. Net income for the nine-month period ended September 30 was $154,792 or $0.01 per basic and diluted common share in 2003 versus a loss of $(1,808,564) or $(0.16) per basic and diluted common share in 2002. The 2003 third quarter loss primarily resulted from the unfavorable revenue and gross margin effects of a decline in military shipments and a 19% increase in operating expenses which included the effects of our license and settlement related costs. Year-to-date results benefited from an 18% sales increase over 2002, and a gross margin improvement of 90 basis points, partially offset by a 6% growth in operating expenses. The increase in operating expenses for both the quarterly and year-to-date periods was primarily the result of increased sales and marketing expenses associated with the strong growth in satellite communication sales together with the initial TracVision A5 satellite TV antenna product launch expenses. Additional professional fees and increased salary and salary-related expenses also contributed to the quarterly and year-to-date operating expense increase.

Net Sales

Third quarter net sales were $13,514,792, an increase of 9% over last year’s sales of $12,435,313. Year-over-year sales for the quarter ended September 30, 2003 reflect a 44% growth in sales of satellite communication products, a 1% growth in sales of fiber optic products, and a 40% decline in sales of defense-related products. Increases and decreases in revenues from last year’s results were primarily driven by changes in volume of product unit sales. Growth in satellite communications sales primarily reflects our focus on the continued development and expansion of sales to major distributors and large account retailers within our marine and land-mobile communication product lines. To a limited extent, the successful launch of our new TracVision A5 satellite TV antenna at the end of September 2003 also contributed to the growth in satellite communication sales. Lower levels of defense and other navigation revenues for the quarter were due primarily to a decrease in shipments to an existing U.S. military customer. FOG sales increased modestly from new product introductions and expanded applications.

For the nine-month periods ended September 30, 2003 and 2002, sales grew by 18% due primarily to a 30% increase in sales of satellite communication products, a 11% increase in sales of fiber optic products and a 2% increase in sales of defense-related solutions. Increases in revenues from last year’s results were primarily driven by changes in volume of product unit sales. The factors contributing to the increases in the satellite communications and FOG product sales for the nine months ended September 30, 2003 over the same period in 2002 were largely the same as those factors contributing to the changes in the year-over-year quarterly results. Modest year-to-date growth in the defense-related products from 2002 to 2003 was mostly associated with continued U.S. and foreign military procurements of our TACNAV tactical navigation systems.

Gross Profit

Gross profit is revenue less the cost of materials, direct labor and manufacturing overhead expenses. Third quarter 2003 gross profit dollars grew by 4%, while gross profit expressed as a percentage of sales decreased to 43% of sales in 2003 from 45% in 2002. Factors that contributed to the decline in year-over-year third quarter margin primarily included decreased sales volumes of defense products. High startup and initial unit production costs for the TracVision A5 mobile satellite TV antenna also contributed to the decline in our margins in the third quarter of 2003. Year-to-date gross profit grew to 45% of sales from 44% in 2002. The gross margin improvement in the 2003 nine-month period, compared to 2002, was primarily the result of increased sales volumes leveraging cumulative fixed manufacturing overhead costs and continuing benefit from product cost reduction programs. To the extent that our product mix shifts toward satellite communication products, rather than navigation products, we would expect our overall gross margin to decline.

Operating Expenses

Third quarter 2003 research and development expense decreased by 4% to $2,140,144 compared to last year’s third quarter expense of $2,230,457. This decrease is primarily the result of the decision to scale back on the scope of our photonic fiber initiatives, coupled with a reduction in outside consultant costs. Research and development expense for the nine-month period ended September 30, 2003 decreased compared to the prior year by $430,960 or 6%. The year-to-year nine-month period decrease in research and development expense was due primarily to reduced photonic project spending. Both 2002 and 2003 nine-month period spending levels reflect the significant investment in our new low-profile TracVision A5 satellite antenna. We anticipate maintaining our efforts in the areas of identifying and evaluating new and innovative satellite and navigational products based on our platform technologies, refining products for commercial introduction, and improving manufacturing and development processes.

Third quarter 2003 sales and marketing expense increased by 26% to $2,917,349, compared to last year’s third quarter spending of $2,316,560. This increase resulted from initial TracVision A5 product launch and promotional activities and the overall satellite communication sales growth. Also contributing to the increase were higher sales representative commissions that generally scale proportionately with sales volume, and expanded large account and trade show promotions within the marine and land-mobile markets. Year-to-date sales and marketing expenses increased from 2002 to 2003 by $739,554 or 10%, largely due to the above-mentioned TracVision A5 introduction and large account promotional costs.

General and administrative third quarter expenses increased by 63% to $1,387,699 from last year’s third quarter spending of $850,191. General and administrative expense for the nine-month period increased by 45% to $3,467,317 in 2003 from $2,383,123 in 2002. License and settlement costs, professional fees, salary and salary-related expenses and the consolidation of corporate-wide support services accounted for both the quarterly and year-to-date cost increases.

Income Taxes

The current quarter and year-to-date income tax benefit of $235,293 and $184,287, respectively, consists primarily of a one-time adjustment of approximately $235,000 to reflect the recovery of prior taxes paid. This benefit resulted from the favorable outcome of an IRS audit of our income tax returns for the fiscal years 1996 through 1998. The current quarter domestic loss did not result in any net income tax benefit because, in accordance with SFAS No. 109, “Accounting for Income Taxes,” an equal and offsetting amount of valuation allowance was recorded. Year-to-date income did not result in any income tax expense because an equal amount of tax benefit from previously recorded valuation allowances was released, offsetting the current year’s income tax expense.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

We have historically funded our operations from product sales, net proceeds provided from public and private equity offerings, bank financings, equipment leases and, to a lesser extent, proceeds received from exercises of warrants and stock options. As of September 30, 2003, we had $7,572,996 in cash and cash equivalents, as well as $17,867,321 in net working capital.

On a year-to-date basis, operating profits combined with increased current liabilities and cash flow from stock option exercises, partially offset by capital expenditures and inventory growth, resulted in a net cash increase of $333,741. Of the total net cash increase of $333,741, cash provided by operations was $1,780,253, and capital expenditures were $2,455,450 through September 30, 2003. Cash flow from financing activities added $1,008,938 to the cash balance at the end of the third quarter.

On July 17, 2003, we amended and restated our revolving loan agreement by extending the term of the loan facility through July 17, 2006; increasing the maximum available credit to $15,000,000; changing interest charged on borrowings to, at our option, LIBOR plus 2%, or the greater of the Federal Funds Effective Rate plus 0.5% or the bank’s prime interest rate; and changing the fee to an annual rate of 0.25% on up to $10,000,000 of the unused portion of the loan facility. The loan facility advances funds using an asset availability formula based upon our eligible accounts receivable and inventory balances, less a fixed reserve amount. We may terminate the loan agreement prior to its full term, provided we give 30 days’ written notice to the bank. At September 30, 2003, no borrowings were outstanding under the facility.

We believe that our existing capital structure, including funds available under our line or credit, is adequate to meet operating and capital requirements through the end of 2004. However, as the need or opportunity arises, we may seek to raise additional capital through public or private sales of securities or through additional debt financing. There are no assurances that we will be able to obtain any additional funding or that such funding will be available on acceptable terms.

OTHER MATTERS

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements and notes thereto, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the periods presented.

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. Our significant accounting policies are included in Note 1 of the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2002. The accounting policies that management believes are the most critical to aid in understanding and evaluating our reported financial results include allowance for doubtful accounts, inventory valuation, impairment of long-lived assets and recoverability of deferred tax assets.

Our estimate for allowance for doubtful accounts related to trade receivables is based on specific and historical criteria that we review to determine the total amount to reserve. We evaluate specific accounts where we have information that the customer may have an inability to meet its financial obligations. We make judgments, based on facts and circumstances, regarding the need to record a specific reserve for that customer against amounts owed to reduce the receivable to the amount that we expect to collect. We evaluate these specific reserves on a monthly basis and adjust them as we receive additional information that impacts the amount reserved. If circumstances change, we could change our estimates of the recoverability of amounts owed to us by a material amount.

Inventory is valued at the lower of cost or market. We regularly review current quantities on hand, actual and projected sales volumes and anticipated selling prices on products and write down slow-moving and/or obsolete inventory to its net realizable value. Generally, our inventory does not become obsolete because the materials we use are typically interchangeable among various product offerings. If we overestimate projected sales or anticipated selling prices, our inventory might be overvalued and we would have to reduce our inventory valuation accordingly.

Long-lived assets are reviewed for indications of impairment when events and circumstances indicate that the assets might not be recoverable. We measure recoverability of long-lived assets by comparing the assets’ carrying value to the estimated future undiscounted cash flows associated with the utilization of the asset. If assets were considered impaired, we would measure the impairment by the amount the book value of the asset exceeds its fair value based on current market values for comparable assets and projected future cash flows. The preparation of future cash flows requires significant judgments and estimates with respect to future revenues related to the asset and the future cash outlays related to those revenues. Actual revenues and related cash flows or changes in anticipated revenues and related cash flows could result in a change in this assessment and result in an impairment charge. The preparation of discounted cash flows also requires the selection of an appropriate discount rate. The use of different assumptions would increase or decrease estimated discounted cash flows and could increase or decrease the related impairment charge.

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss carry forwards. On a quarterly basis we assess the recoverability of the deferred tax assets by considering whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based on the history of operating losses in our ongoing business through September 30, 2003, we determined that it was more likely than not that portions of the deferred tax assets were not recoverable and therefore a valuation allowance was established. We determined that the remaining deferred tax assets were recoverable based on certain tax planning strategies. The amount of the deferred tax assets considered realizable could be reduced in the future if there are changes in the feasibility of those tax planning strategies. Conversely, some portion or all of the previously reserved deferred tax assets could be realized in the future if we generate future earnings during the periods in which those temporary differences become deductible.

Contractual Obligations and Other Commercial Commitments

Our contractual commitments consist of a mortgage note payable, a facility lease and equipment leases. The principal repayment of the mortgage note is based upon a 20-year amortization schedule, but the term is 10 years requiring a balloon payment of $2,014,716 on February 1, 2009. There are no financial covenants in the loan that would require early pay-down of the mortgage if the market value of the property were to decline. We are also obligated under a multi-year facility lease that terminates in 2005. Our present intention is to renew the facility lease prior to its expiration in 2005. Our operating leases represent vehicle and equipment operating leases.

We have not entered into any material off-balance sheet commercial commitments such as standby letters of credit, guarantees, standby repurchase obligations or other off-balance sheet commercial commitments.

FORWARD LOOKING STATEMENTS – TRENDS, RISKS AND UNCERTAINTIES

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements that are subject to a number of risks and uncertainties, as described below, among others. These are important factors that could cause actual results to differ materially from those anticipated.

We may fail to market and produce the TracVision A5 mobile satellite antenna successfully

Developed as part of our Mobile Broadband initiative, the TracVision A5 low-profile satellite TV antenna is intended to provide in-motion access to satellite television services and, potentially, high-speed, mobile Internet, to the video and computer systems aboard SUVs, minivans and other passenger vehicles. We began shipping our TracVision A5 satellite TV antenna in September 2003.

The success of the TracVision A5 in the marketplace will depend upon consumers’ response to the product and their assessment of whether or not the TracVision A5 meets their expectations for performance, quality, price, and design. For example, the TracVision A5 mounts to a vehicle’s roof rack and is designed only for use on open roads in the continental United States where there is a clear view of the transmitting satellite in the southern sky. In addition, the automotive market may not respond favorably to live satellite TV in the car. If we experience production issues that impair our ability to meet sales demand or TracVision A5 experiences a negative public response, we may be unable to achieve significant market share in the automotive mobile satellite communications market.

We may fail to achieve a significant reduction in the TracVision A5 product cost

The initial product margins for the TracVision A5 have been lower than expected. Although we have initiated a detailed cost reduction plan, we may be unable to reduce costs by a sufficient amount to achieve our targets for TracVision A5 profitability. In addition, if the price of the TracVision A5 is not attractive to a broad range of consumers, we may be forced to lower the price, which would further impair profitability unless we are able to achieve corresponding cost reductions.

Because our manufacturing process incorporates minimal redundancy among our production lines, any significant disruption could impair our ability to meet customer demands

We currently manufacture our products using individual production lines for each product category. For example, all automotive TracVision systems are manufactured on a single production line. Moreover, our production lines use some specialized equipment that may take time to replace if they malfunction. Any significant disruption to one of these product lines will require time either to retask an existing production line or to restore the original line to full capacity. We may be unable to respond rapidly to the loss of the use of any production line. In that event, shipments would be delayed, potentially resulting in customer dissatisfaction and a loss of sales. Finally, we have only a limited capability to increase our manufacturing capacity in the short term. If short-term demand for our products exceeds our manufacturing capacity, our inability to fulfill orders in a timely manner could also lead to customer dissatisfaction and a loss of sales.

We may fail to commercialize our photonic fiber development projects

Although we have made significant investments in the development of photonic fiber technology, our investments have not resulted in the commercialization of any new products. This initiative depends on significant technical advances, and we may be unable to make those advances. Our current approach utilizes a proprietary electro-optic polymer and our D-fiber technology. Although we have used this technology to conduct a successful laboratory demonstration of a prototype in-fiber modulator, which could potentially enhance the speed of transmissions over fiber optic networks, we may never complete the technological development necessary to commercialize the product.

While the in-fiber modulator could have applications in our FOG technology, it also has potential use in the area of optical telecommunication components. We currently plan to defer further significant investments in optical telecommunications components until market demand for such components increases. We are unable to estimate the timing or magnitude of future market demand for optical telecommunications components, if any.

If we fail to commercialize new product lines, our business will suffer

We currently intend to continue to develop new product lines and to improve existing product lines to meet our customers’ diverse and changing needs. However, our development of new products and improvements to existing products may not be successful due to design, cost, time-to-market, or competitive reasons.

If we are unable to manage our expansion effectively in a rapidly changing market, it could increase our costs and impair our future growth

Our growth could place a strain on our management systems and resources. Our ability to successfully offer our products and implement our business plan in a rapidly evolving market requires effective planning and management processes. We expect that we will need to continue to improve the efficiencies within our financial, managerial and manufacturing controls and reporting systems, and will need to continue to expand, train and manage our work force. If we are unable to implement adequate control systems in an efficient and timely manner on an ongoing basis, our costs may be increased and we may not be able to adequately anticipate and fulfill market demand.

Defense-related sales could be adversely affected by procurement schedules and political and international events

We derive a substantial portion of our revenues from sales of defense-related products. However, the growth of our defense-related revenues could be adversely affected by:

•        new military and operational doctrines that affect military equipment needs

•        changes in tactical navigation requirements;

•        changes in modernization plans for military equipment;

•        delays in the current military procurement schedule;

•        an unexpected shift or reallocation of anticipated funding for military programs;

•        delays in the testing and acceptance of our technological solutions by the military; and

•        sales cycles that are long and difficult to predict in military markets.

Substantial fluctuations in sales can result in quarter-to-quarter and year-to-year variation. The timing of new orders may be subject to procurement constraints and shifts in near-term military priorities.

Future sales growth depends on the continued expansion of satellite communications revenues

Our growth has been largely sustained by a continuing expansion of our satellite communications sales. We expect our future satellite communications sales growth to be based, to a considerable extent, upon the successful introduction of new mobile satellite communications products for use in marine and land applications. Our success depends heavily on rapid completion of new products, including worldwide Internet and data applications. However, low consumer confidence and/or unstable economic conditions could depress product demand, particularly in light of the fact that consumers may view certain of our products as luxury items. To the extent that our product mix shifts toward satellite communication products, rather than navigation products, we could experience a decline in our overall gross margin.

Our satellite television, communications, and mobile Internet products depend on the availability of third-party satellites that are subject to significant operational risks or that could fail earlier than their expected useful lives

Our satellite television, communications, and mobile Internet products depend on the availability of programming and services broadcast by satellites owned by third parties. These satellites are subject to significant operational risks while in orbit. These risks include malfunctions that can occur as a result of such factors as satellite manufacturing errors, problems with power or control systems, and general failures resulting from the harsh space environment. Likewise, each satellite has a limited useful life. The satellite providers can provide no assurance as to the actual useful life of each satellite, and the unexpected failure of a satellite could disrupt the availability of programming and services, which could reduce the demand for, or customer satisfaction with, our products. Moreover, the satellite providers also make no guarantees that the planned backup systems and capacity will be sufficient to support these satellite services in the event of a loss or reduction of service. There can be no assurances that satellite services compatible with our product offerings will continue to be available or that such services will continue to be offered at reasonable rates. In the event of a satellite failure and a resulting loss of service, the operation of our corresponding satellite antennas will be similarly constrained until satellite service is restored.

The success of the TracNet Mobile High-speed Internet System depends on the performance and quality of other service providers

The TracNet service is designed to provide mobile high-speed Internet access to vehicles and vessels throughout North America and as far as 100 miles off the coast of North America. A version was also recently introduced to the European market. TracNet’s successful operation depends on the use of our antenna and other services and equipment of third-party suppliers. TracNet relies upon the services offered by the satellite Internet providers (such as Bell ExpressVu of Canada for North American service and Telemar for European service), as well as the equipment and services of cellular and satellite return link communications suppliers.

Globalstar Satellite Communications Services, which operates as the satellite return link supplier for TracNet, filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code on February 15, 2002 and is currently operating its business as a debtor-in-possession.

Globalstar is currently seeking permission of the bankruptcy court to conduct a sale of all or substantially all of its assets, or, alternatively, to commence an orderly liquidation of the company. Should Globalstar (or one of the other vendors integral to TracNet’s operation) be liquidated or otherwise be unable to fulfill its obligations, we would need to seek an alternate supplier. In that case, we may be required to retrofit or upgrade hardware and software as necessary to ensure the continued operation of the TracNet system. We may incur significant expenses in our efforts to make the necessary changes, and those efforts may be unsuccessful. Moreover, we may not be successful identifying and entering into appropriate agreements with replacement suppliers on commercially reasonable terms, which would impair our ability to offer the TracNet service.

If any of our licenses to use third-party technologies in our products are terminated, we may be unable to develop, market, or sell our products

We depend on various license agreements relating to each of our current and proposed products that give us access to third-party intellectual property. These licenses impose commercialization, sublicensing, royalty, insurance and other obligations on us. Our failure, or any third party’s failure, to comply with the terms of any of these licenses could result in losing our rights to the license, which could result in our being unable to develop, manufacture, or sell products incorporating licensed technology. In addition, there are no assurances that third parties will renew license agreements upon expiration, and upon commercially reasonable terms, or that third parties will continue to develop or maintain the intellectual property licensed.

Intense competition could adversely affect our ability to sell our products

The markets for our products are highly competitive, diverse, and subject to rapid change. We may not be able to compete successfully against current and future competitors, which could impair our ability to sell our products. Our competition may pursue aggressive marketing strategies, such as significant price discounting. Such competitive activities could cause customers to purchase our competitors’ products rather than ours and thereby reduce our sales and net income. Our principal competitors in the defense navigation and guidance markets include Honeywell, Kearfott, Leica, Northrop Grumman, and Smiths Industries. Our principal competitors in the mobile satellite communications market include Winegard, King Controls, EMS, Nera, and Sea Tel. Many of our competitors have significantly greater personnel, financial, managerial, technical, and marketing resources than we do, which could enhance their ability to respond more quickly to technological changes, evolving markets and changes in customer requirements. Some of our competitors also have significantly broader geographic presence than we do. In addition, market consolidations could create even more formidable competitors.

Our consumer product sales depend on the financial strength and performance of our distribution network

We market and sell many of our consumer-oriented products through a worldwide network of third-party, value-added resellers, distributors, and independent sales representatives. Many of our resellers operate on narrow product margins, which may limit their incentives to sell our products. Moreover, they may also distribute products from competing manufacturers. Our business and financial results could be adversely affected if the financial condition of these resellers weakens, if resellers within consumer channels cease distribution of our products, or if uncertainty regarding demand for our products causes resellers to reduce their ordering and marketing of our products.

All military product export sales are subject to the International Traffic in Arms Regulations, and such product sales require a license from the U.S. Department of State prior to shipment

The sale and shipment of our defense-related products to foreign customers require that we remain in compliance with the International Traffic in Arms Regulations. As part of this process, we must obtain the proper license from the U.S. Department of State prior to shipping defense-related products overseas. The length of time required by the licensing process can vary, potentially delaying the shipment of products and the recognition of the corresponding revenue. In addition, the U.S. Department of State may refuse to grant any requested licenses, which would prohibit us from shipping the corresponding products.

If we are unable to meet the operational, legal and financial challenges that we will encounter in our international operations, we may not be able to grow our business

Our European sales operations are currently conducted primarily through our Danish subsidiary. We currently derive a portion of our revenues from the sale of our marine satellite communication products in the European Union, North Africa, Australia, and many other countries. We are increasingly subject to a number of challenges, which specifically relate to our international business activities. These challenges include, among others:

•      the need to adapt our satellite communication technology to function with different services and technology in use in various regions around the world;

•      satisfaction of international regulatory requirements and procurement of any necessary licenses or permits;

•     failure of local laws to provide the same degree of protection against infringement of our intellectual property;

•     protectionist laws and business practices that favor local competitors, which could slow our growth in international markets;

•     potentially longer sales cycles, which could slow our revenue growth from international sales; and

•     potentially longer accounts receivable payment cycles and difficulties in collecting accounts receivable.

Because we rely on a limited number of suppliers, we may experience difficulty in meeting our customers’ demands for our products in a timely manner or within budget

We currently purchase key components of our products and manufacturing production line from a variety of outside sources. Some of these components may only be available to us through a single or limited number of sources. We generally do not have long-term agreements with any of our suppliers.

Our reliance on our suppliers exposes us to risks, including:

•     the possibility that one or more of our suppliers could terminate their services or raise their prices at any time;

•     the potential inability of our suppliers to obtain required components;

•     the potential delays and expenses of seeking alternative sources of supply;

•     reduced control over pricing, quality and timely delivery due to the difficulties in switching to alternative suppliers; and

•     the possibility that one or more of our suppliers could fail to satisfy any of our current manufacturing requirements or practices.

Consequently, in the event that our suppliers delay or interrupt the supply of components for any reason, our ability to produce and supply our products could be impaired.

If we do not attract and retain skilled personnel, we will not be able to expand our business

Our future success will depend in large part upon our ability to attract and retain highly skilled technical, operational, managerial, and sales and marketing personnel, particularly as we expand our activities in product development, the regulatory approval process and sales and manufacturing. We face significant competition for these skilled professionals from other companies, research and academic institutions, government entities and other organizations.

Our future success depends to a significant degree on the skills, experience, and efforts of the Company’s CEO, Martin Kits van Heyningen, and our senior executives

The loss of the services of Mr. Kits van Heyningen could have a material adverse effect on our business, operating results and financial condition. We also depend on the ability of our executive officers and other members of senior management. We do not have employment agreements with any of our executive officers.

If operating results fluctuate significantly from quarter to quarter, then our stock price may decline

Our operating results could fluctuate significantly from quarter to quarter. These fluctuations may be due to several factors, including the timing and volume of orders for our products, order cancellations, introduction or announcement of competitive products, and general economic conditions. We also expect our operating results to be affected by the inherently unpredictable procurement processes of government agencies as well as the seasonality of pleasure boat and recreational vehicle usage. Due to these fluctuations, our operating results in some fiscal periods may not meet the expectations of our investors. In that event, our stock price may decline.

In addition, a large portion of our expenses, including expenses for facilities, equipment, and personnel, are relatively fixed. Accordingly, if our revenue declines or does not grow as much as we anticipate, we might not be able to maintain or improve our operating margins. Failure to achieve anticipated levels of revenues could therefore significantly harm our operating results for a particular fiscal period.

Our share price has displayed volatility

Our stock has, at times, experienced substantial price volatility as a result of variations between our actual and anticipated financial results and as a result of announcements by us and our competitors. In addition, the stock market has experienced price and volume fluctuations that have affected the market price of many technology companies in ways that have not directly been related to the operating performance of these companies. These factors, as well as general economic and political conditions, may materially adversely affect the market price of our common stock in the future.

Future sales of our common stock may cause our stock price to decline

Our outstanding shares are generally freely tradable without restriction or further registration, and shares reserved for issuance upon exercise of stock options will generally also be freely tradable upon issuance. Sales of substantial amounts of common stock by our shareholders, or even the potential for such sales, may depress the market price of our common stock and could impair our ability to raise capital through the sale of our equity securities. In addition, any future issuances of equity securities would have a dilutive effect and could impact the market price of our shares.

Our working capital needs, future capital expenditures, and potential acquisitions may require additional financing, which may be difficult to obtain.

We may require additional capital to fund our operations, carry out our business strategy, and sustain our business. Our existing and anticipated sources of capital may not be sufficient for our needs and we may not be able to access additional capital if needed. Our future capital requirements will depend upon competitive conditions, regulatory and technological developments, magnitude and variability of our revenue, and equipments costs and other costs associated with the development and manufacture of our products. In particular, the actual amounts and timing of our capital requirements may vary significantly from our estimates. We may not be able to obtain additional capital on terms that are favorable or even acceptable to us. Any failure to raise capital as we need it may require us to delay or abandon marketing, product development, and other plans.

If the estimates we make, and the assumptions on which we rely, in preparing our financial statements prove inaccurate, our actual results may vary from those reflected in our projections and accruals

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues, and expenses, the amounts of charges that we accrue and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. There can be no assurance, however, that our estimates, or the assumptions underlying them, will be correct. This, in turn, could adversely affect our results and stock price.

Because we exchange foreign currency received from international sales into U.S. dollars and are required to make foreign currency payments, we may incur losses due to fluctuations in foreign currency translations

A portion of our business is conducted in the Danish Krone and European Union Euro. We recognize foreign currency gains or losses arising from our operations in the period incurred. As a result, currency fluctuations between the U.S. dollar and the currencies in which we do business will cause foreign currency translation gains and losses, which may cause fluctuations in our future operating results. We do not engage in material foreign exchange hedging transactions or strategies to manage our foreign currency exposure.

If we are unable to obtain adequate product liability insurance, then we may have to pay significant monetary damages in a successful product liability claim against us

The development and sale of satellite communication products and navigational systems entails an inherent risk of product liability. Product liability insurance is generally expensive for companies such as ours. Although we maintain limited product liability insurance coverage for our products, it is possible that we will not be able to obtain additional product liability insurance on acceptable terms, if at all, or that we will be able to continue to renew our policies on commercially reasonable terms. Our current levels of insurance or insurance we subsequently obtain may not provide us with adequate coverage against potential claims. If we are exposed to product liability claims for which we have insufficient insurance, we may be required to pay significant damages, which would prevent or delay our ability to commercialize our products.

Our success depends to a significant degree upon the protection of our proprietary technology

The unauthorized reproduction or other misappropriation of our proprietary technology could enable third parties to benefit from our technology without paying us for it. This could have a material adverse effect on our business, operating results and financial condition. If we resort to legal proceedings to enforce our intellectual property rights, the proceedings could be burdensome, disruptive and expensive and could involve a high degree of risk. Moreover, the laws of other countries in which we market our products may afford little or no effective protection of our intellectual property.

Claims by other companies that we infringe their intellectual property rights could adversely affect our financial condition

If any of our products violate third-party proprietary rights, we may be required to reengineer our products or seek to obtain licenses from third parties to continue to offer our products. Any efforts to reengineer our products or obtain licenses on commercially reasonable terms may not be successful, and, in any case, could substantially increase our costs and have a material adverse effect on our business, operating results and financial condition. We do not generally conduct exhaustive patent searches to determine whether the technology used in our products infringes patents held by third parties. In addition, product development is inherently uncertain in a rapidly evolving technological environment in which there may be numerous patent applications pending, many of which are confidential when filed, with regard to similar technologies.

A party making a claim also could secure a judgment that requires us to pay substantial damages. A judgment could also include an injunction or other court order preventing us from selling our products. Any of these events could have a material adverse effect on our business, operating results and financial condition.

General economic conditions and current economic and political uncertainty could adversely affect our business

Our operating performance depends significantly on general economic conditions. In the past, demand for some of our consumer-oriented products has displayed slower-than-anticipated growth as a result of declining global economic conditions. Continued uncertainty about future economic conditions has also made it increasingly difficult to forecast operating results. Should global and regional economic conditions fail to improve or deteriorate, demand for our products could be adversely affected. Demand for our products can also be affected by stock market weakness, which could lead consumers to choose not to purchase our products due to a perception that they are luxury items.

I TEM 3. QUANTITATIVE AND QUALITATIVE MARKET RISK DISCLOSURE

Our primary market risk exposure is in the area of foreign currency exchange risk. We are exposed to currency exchange rate fluctuations related to our subsidiary operations in Denmark. Operations in Denmark are transacted primarily in the Danish Krone or Euro and reported in U.S. dollars. We have not engaged in material formal currency hedging activities, but do have a natural hedge in that both subsidiary revenues and expenses are denominated in the same currency. Any gains or losses from currency transactions have not been material.

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may have market risk. To minimize this risk we maintain our portfolio in cash and cash equivalents comprised primarily of U.S. government-backed treasury money market accounts in which the weighted average maturity is less than three months. We do not invest in any financial instruments denominated in foreign currencies. Accordingly, interest rate risk is not considered material.

To the extent that we borrow against our credit facility, we will be subject to interest rate risk. There were no borrowings outstanding at September 30, 2003.

ITEM 4. EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Our disclosure controls and procedures are the controls and other procedures that we designed to ensure that we record, process, summarize and report the information we must disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, within the time periods specified in the SEC’s rules and forms. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were reasonably effective.

For the three month period ended September 30, 2003, there were no changes in our internal control over the financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On June 20, 2002, Agility Robotics, Inc. and Ross-Hime Designs, Inc. (collectively, “Agility”) filed a complaint against the Company in the United States District Court for the District of Minnesota alleging that certain of the Company’s products infringe three United States patents held by Agility. On November 3, 2003, the Company and Agility agreed to enter into a license and settlement agreement, releasing all claims pending against the Company, dismissing the law suit with prejudice, and licensing Agility’s rights under certain of its patents to the Company. A written license and settlement agreement is in the process of being prepared. In accordance with SFAS No. 5, “Accounting for Contingencies,” the Company recorded as of September 30, 2003 the total agreed-upon license and settlement costs resulting from the November 3, 2003 event. The costs payable under the license and settlement agreement are not expected to affect future operating results.

In the ordinary course of business, the Company is a party to legal proceedings and claims. In addition, from time to time, the Company has had disagreements with certain customers concerning the Company’s products and services, which, the Company believes, will not have a material adverse effect on operations or capital resources.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

10.1 Amended and Restated Credit and Security Agreement, dated as of July 17, 2003, between Fleet Capital Corporation and KVH. (1)

10.2 Lease, dated as of August 18, 2003, between Tech Plaza 2, 3 & 4 LLC and KVH. (2)

31.1 Certification of Mr. Martin A. Kits van Heyningen pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Mr. Patrick J. Spratt pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)    Incorporated by reference to Exhibit 99.1 to Form 8-K filed with the Securities and Exchange Commission on July 18, 2003.

(2)    Incorporated by reference to Exhibit 99.1 to Form 8-K filed with the Securities and Exchange Commission on August 21, 2003.

(b) Reports Filed on Form 8-K:

A current report on Form 8-K was filed on July 18, 2003 to report, pursuant to Item 5, that we released our financial results for the quarter ended June 30, 2003.

A current report on Form 8-K was filed on July 29, 2003 to report, pursuant to Item 5, that a new director joined our board.

A current report on Form 8-K was filed on August 21, 2003 to report, pursuant to Item 5, that we entered into a lease agreement with Tech Plaza 2, 3 & 4 LLC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 13, 2003

KVH Industries, Inc.

By: /s/ PATRICK J. SPRATT

Patrick J. Spratt

(Duly Authorized Officer and

Chief Financial and Accounting Officer)

