Form 10-K
period 2003-12-31
KVH INDUSTRIES INC \DE\
filed 2004-03-15
CIK 1007587

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2003

OR

[  ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________ TO ___________

Commission File Number 0-28082

KVH Industries, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	05-0420589

(State or Other Jurisdiction of Incorporation	(IRS Employer Identification Number)
or Organization)

50 Enterprise Center, Middletown, RI 02842

(Address of Principal Executive Offices)

(401) 847-3327

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.01 par value per share.
(Title of Class)

Indicate by an [X] whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by an [X] if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by an [X] whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [  ]

On June 30, 2003, the last day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the stock held by non-affiliates of the registrant was approximately $252,320,000, based upon a total of 10,260,043 shares held by non-affiliates and the last sale price on that date of $24.65. As of March 1, 2004, the number of shares outstanding of the registrant’s common stock was 14,396,808.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to the 2004 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K. The registrant anticipates that its definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after December 31, 2003, the end of the registrant’s fiscal year.

ii

PART I

ITEM 1. Business

Forward-Looking Statements

     Except for historical facts, the statements in this annual report are forward-looking statements. Forward-looking statements are merely our current predictions of future events. These statements are inherently uncertain, and actual events could differ materially from our predictions. Important factors that could cause actual events to vary from our predictions include those discussed in this annual report under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors.” We assume no obligation to update our forward-looking statements to reflect new information or developments. We urge readers to review carefully the risk factors described in this annual report and in the other documents that we file with the Securities and Exchange Commission. You can read these documents at www.sec.gov.

Additional Information Available

     Our principal Internet address is www.kvh.com. Our web site provides a hyperlink to a third-party web site through which our annual, quarterly, and current reports, as well as amendments to those reports, are available free of charge. We believe these reports are made available as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC. We do not provide any information directly to the third-party web site, and we do not check its accuracy or completeness.

Introduction

     We develop, manufacture and market mobile satellite communications products for the automotive, recreational vehicle and marine markets, and navigation, guidance and stabilization products for defense markets. Our expertise in mobile satellite antenna, digital compass and fiber optic gyroscope technologies has enabled us to lower the cost, decrease the size and improve the performance of our products. Our research and development, manufacturing and quality control capabilities have enabled us to meet the demanding standards of our military, consumer and commercial customers for performance and reliability. This combination of factors has allowed us to increase our penetration of existing markets and enter new markets.

     We are a leading provider of mobile satellite communications products that enable customers to receive live digital television, telephone and Internet services in their automobiles, recreational vehicles and marine vessels while in motion. In September 2003, we introduced our TracVision A5, the first commercially available, low-profile satellite antenna to provide in-motion satellite TV reception in minivans, SUVs and other passenger vehicles. We sell our TracVision, Tracphone and TracNet mobile satellite communications products through an extensive international network of retailers, distributors and dealers.

     Our defense products include tactical navigation systems that provide uninterrupted navigation and pointing information in a broad range of military vehicles, including Humvees and light armored vehicles. We also offer precision fiber optic gyro-based systems that help stabilize platforms such as gun turrets and radar units and also provide guidance for munitions. We sell our defense products directly to U.S. and allied governments and government contractors, as well as through an international network of authorized independent sales representatives.

Our Solutions

     We develop, manufacture and market mobile satellite communications products for the automotive, recreational vehicle and marine markets, and navigation, guidance and stabilization products for defense markets. Our expertise in mobile satellite antenna, digital compass and fiber optic gyroscope technologies has enabled us to lower the cost, decrease the size and improve the performance of our products. This has allowed us to increase our penetration of existing markets and enter new markets.

Mobile Satellite Communications

     We have developed a comprehensive family of products using a range of technologies to address the unique needs of our satellite communications markets. Our TracVision, Tracphone and TracNet products enable customers to receive live satellite TV and to send and receive telephone, fax, and Internet information while on the move. Our products use sophisticated robotics, stabilization and control software, sensing technologies and advanced antenna designs to offer the following benefits:

     Consistent and reliable mobile satellite communications. Our mobile satellite communications products can automatically search for, identify and point directly at the satellite, whether a vehicle or vessel is in motion or stationary. Our antennas use gyros and inclinometers to measure the pitch, roll and yaw of an antenna platform in relation to the earth. Microprocessors and our proprietary stabilization and control software use that data to compute the antenna movement necessary for the antenna’s motors to point the antenna properly and maintain satellite contact. If an obstruction temporarily blocks the satellite signal, our products continue to track the satellite’s location according to the movement of the antenna in order to carry out automatic, rapid reacquisition of the signal when a direct line of sight to the satellite is restored.

     Wide range of products for the mobile user. We provide mobile satellite communications products for a variety of vehicles in the land mobile market, which includes luxury motor coaches, buses, recreational vehicles and trucks and a variety of vessels in the marine market, which includes commercial shipping vessels, commercial fishing vessels merchant ships and yachts.. We developed our earliest products for the luxury yacht market and have succeeded in reducing the size and cost of our products for introduction into our other markets, which now also includes the automotive market. We entered the automotive market in September 2003 with the introduction of our TracVision A5, a low-profile antenna that currently provides in-motion satellite television in the continental United States using the DIRECTV service. Our entry into the automotive market was facilitated by our new hybrid phased-array antenna technology, which integrates hundreds of small antenna elements across a flat surface, allowing a low-profile design.

     Commitment to customer support. Our Certified Support Network (CSN) offers all of our TracVision, Tracphone and TracNet customers an international network of skilled technical dealers and support centers in many locations where our customers are likely to travel. We have selected distributors based on their technical expertise, professionalism and commitment to quality and regularly provide them with extensive training in the sale, installation and support of our products.

Defense

     We offer a family of digital compass and fiber optic gyro-based systems that address the rigorous requirements of military customers for precision navigation, guidance and stabilization. Our systems offer:

     Reliable, continuously available navigation and guidance. Our systems provide an unjammable source of reliable, easy-to-use and continuously available navigation and pointing data. For example, our TACNAV system can tell a vehicle driver in which direction to steer to reach a certain target, how far the vehicle has traveled, how much farther to the destination, and whether or not the vehicle is on course. Because our digital compass products measure the earth’s magnetic field rather than satellite signals from the global positioning system, or GPS, they are not susceptible to GPS jamming devices. In addition, our new fiber optic gyro-based inertial measurement unit, or IMU, product enhances the accuracy of guided munitions.

     Compatibility with a wide range of vehicles and platforms. We offer multiple variants of our TACNAV system using both our fiber optic gyros and digital compasses, providing low-cost, integrated tactical navigation solutions for military vehicles ranging from trucks and Humvees to light armored vehicles and main battle tanks. TACNAV systems address the varying operational requirements of different vehicles, such as turret pointing on a battle tank and vehicle navigation on a support vehicle. We also offer several fiber optic gyro-based products that support stabilization applications, such as stabilization of turrets, optical targeting systems, radar and communication antennas.

     Integration and aggregation of data from on-board systems. Our navigation systems function as standalone tools and also aggregate, integrate and communicate critical information from a variety of on-board systems. TACNAV can receive data from systems such as the vehicle’s odometer, GPS, laser rangefinders, turret angle indicators and laser warning systems. TACNAV can also output this data to an on-board computer for retransmission through the vehicle’s communications systems to a digital battlefield management application.

Our Products

     We offer a broad array of products to address the needs of a variety of customers in the markets for mobile satellite communications and defense navigation, guidance and stabilization.

Mobile Satellite Communications Products

     Our mobile satellite communications products include our TracVision, Tracphone and TracNet products, which offer satellite television and voice, fax, data and Internet communications to customers in the automotive, land mobile and marine markets. We began to offer both our first KVH branded mobile satellite communications product, the Tracphone K2, and our first mobile satellite TV antenna, the TracVision, in 1996. Since that time, we have expanded our product offerings to include more than 15 different mobile satellite communications products. Our mobile satellite communications antennas are housed in impact-resistant domes to protect them from inclement weather or debris. All of our mobile satellite communications products require customers to pay fees in connection with the services they obtain with our products, such as monthly Internet access fees for TracNet and airtime charges for Tracphone telephone service. We collect these fees only in cases where the customer contracts for these services through us.

     Automotive. In the automotive market, we offer the TracVision A5, which uses new hybrid phased-array antenna technology to provide in-motion reception of satellite TV in the continental United States using the DIRECTV service. We began shipping the TracVision A5 at the end of September 2003 following almost three years of research and development. Our TracVision A5 product includes a mobile satellite communications antenna and a receiver to convert the satellite signal into a video stream. The TracVision A5 stands approximately five inches high and mounts to a vehicle’s roof rack, making it practical for use aboard minivans, SUVs and other passenger vehicles. The antenna’s hybrid phased-array technology integrates 260 small antenna elements across a flat surface, mechanically rotates that surface horizontally and uses an electronic “lens” to bend the satellite signal so that the broadcast energy strikes each of the individual elements at closer to a perpendicular angle. The separate signals from each small antenna element are then recombined to create a single data stream.

     Land Mobile. In the land mobile market, we offer several versions of our TracVision satellite TV product, including products intended for both stationary and in-motion use, and our TracNet product. Our TracVision L3 and S3 products offer automatic satellite switching and compatibility with both digital video broadcasting technology and our TracNet product. Our other land mobile TracVision products offer fewer features at lower price points. All of our land mobile TracVision products use an elliptical parabolic antenna to reduce the antenna’s profile to address height restrictions on the road. Our stationary land mobile TracVision products can be upgraded to full in-motion satellite tracking at any time. We sell our TracVision LF and SF products exclusively to original equipment manufacturers for factory installation on new vehicles.

     Our TracNet product uses one of our TracVision antennas to receive broadband downloads of Internet data and either a cellular or satellite modem as a return path. In the continental United States and Canada and nearby coastal waters, TracNet users with a TracVision antenna can surf the Internet at download speeds as fast as 400-512 Kbps, or kilobits per second, while the vehicle is in motion. Without a TracVision antenna, downloads and return path data rates can be as fast as 56 Kbps. TracNet includes both integrated Ethernet networking and 802.11b, known as Wi-Fi, wireless networking capabilities. We began initial TracNet shipments in the second quarter of 2002 and introduced TracNet 2.0 for European consumers in the second quarter of 2003.

     Marine. In the marine market, we offer our complete range of mobile satellite communications products. Our marine TracVision products use round parabolic antennas to receive satellite TV services. Our newest marine satellite TV system is the TracVision G8, which includes a 32-inch carbon fiber antenna for greater range and efficiency and a KVH military-grade fiber optic gyro for precision tracking.

     Our Tracphone products provide in-motion access to global satellite communications offered by Inmarsat, a satellite service provider that supports links for phone, fax and data communications as fast as 64 Kbps. Our Tracphone F77, F55 and F33 antennas use the new Inmarsat Fleet service to offer voice as well as high-speed Internet service, while our Tracphone 252 antenna offers lower-cost voice and low-speed data services via the Inmarsat mini-M service.

     Our marine TracNet system is identical to our land mobile TracNet system.

Defense Products

     Our defense products include digital compasses for tactical navigation, fiber optic gyros for tactical navigation and stabilization, and our recently introduced inertial measurement unit for precision guidance of torpedoes, smart munitions and unmanned aerial vehicles. Our TACNAV digital compass products have been sold for use aboard U.S. Army, Marine Corps, and Navy vehicles as well as to many allied countries, including Australia, Britain, Canada, Germany, Italy, New Zealand, Saudi Arabia, Spain, Sweden and Taiwan. We believe that we are among the leading manufacturers of such systems. Our TACNAV products are generally designed to our customers’ specifications. At customer request, we offer training and other services on a time-and-materials basis. We expect to provide certain inertial measurement unit products, such as those used in smart munitions applications, in partnership with other companies.

     Our fiber optic gyro products use an all-fiber design without moving parts, which provides precision, accuracy and durability. Fiber optic gyros can be used for precision tactical navigation systems for military vehicles and image stabilization and synchronization for shoulder- or tripod-mounted weapon simulators.

     Tactical Navigation. The TACNAV II Fiber Gyro Navigation system is a fiber optic gyro-based navigation and pointing system designed to support a variety of vehicle and weapons platforms. The system offers a compact design, continuous output of heading and pointing data, and a flexible architecture that allows it to function as either a stand-alone navigation module or as the central component of an expanded, multifunctional TACNAV system. We also offer an optional digital compass with TACNAV II.

     TACNAV TLS is a digital compass-based tactical navigation and targeting system designed for turreted vehicles, including reconnaissance vehicles, armored personnel carriers and light armored vehicles. The system offers a range of capabilities, including GPS backup and enhancement, vehicle position, hull and turret azimuth, navigation displays, and target location. We also offer T•FOG, a fiber optic gyro upgrade to enhance the accuracy of the TACNAV TLS.

     The M100 GMENS, formerly TACNAV Light, is a digital compass-based battlefield navigation system specifically designed for non-turreted vehicles, such as Humvees and trucks. In September 2003, the M100 GMENS was designated by the U.S. Special Operations Command as a standard product, and in November 2003 the German Army gave the M100 GMENS a similar designation. The M100 GMENS offers a range of capabilities, including GPS backup and enhancement, vehicle position, hull azimuth and navigation displays. We believe that customers purchase the M100 GMENS in part because of its low cost relative to its performance.

     Guidance and Stabilization. Our TG-6000 Inertial Measurement Unit, or IMU, introduced in October 2003, is a guidance system that provides precise measurement of motion and acceleration in three dimensions. It uses a three-axis configuration of our high performance DSP-based fiber optic gyros integrated with three accelerometers. We believe that this configuration provides outstanding performance, high reliability, low maintenance and easy system integration. The TG-6000 IMU is suitable for use in applications that involve flight control, orientation, instrumentation and navigation, such as torpedoes, smart munitions and unmanned aerial vehicles.

     Our open-loop DSP-5000 and DSP-3000 fiber optic gyros provide tactical-grade precision measurement of the rate and angle of a platform’s turning motion for significantly less than competing closed-loop gyros. We introduced the DSP-5000 in April 2002 and the DSP-3000 in October 2003. Applications for these products include inertial measurement units, integrated navigation systems, attitude/heading/reference systems, and stabilization of antenna, radar and optical equipment. These products use digital signal processing, or DSP, technology to deliver performance superior to analog signal processing devices, which experience greater temperature-sensitive drift and rotation errors. The DSP-3000 is slightly larger than a deck of cards. High-performance 2-axis and 3-axis configurations can be realized by integrating multiple DSP-3000 units.

     E•Core is the designation for our original line of fiber optic gyros. The E•Core 4000 series offers both single- and dual-axis fiber optic gyros specifically designed to provide the military with a low-cost, high-performance successor to mechanical gyros. E•Core 4000 series fiber optic gyros are available for highly dynamic environments, such as small-caliber gun and turret applications that experience high rates of fire and repeated shocks, as well as applications requiring long-term bias and/or scale factor stability, such as gun and turret stabilization gyros in main battle tanks. Our E•Core 2000 is a low-noise, high-performance fiber optic gyro available with either digital or analog output. The E•Core 2000 is suitable for demanding, non-tactical stabilization, navigation, positioning and instrumentation applications. We are in the process of gradually phasing out our E•Core products in favor of our higher precision, more durable DSP-based fiber optic gyros.

Legacy Products

     We also continue to offer a number of our older products, including Sailcomp and Azimuth 1000 digital marine compass systems and the DataScope hand-held compass and rangefinder product. We do not consider these products to be an integral part of our ongoing business and we expect that these products will experience a long-term decline as we focus our business on more strategic products and services.

Sales and Marketing

     We sell our mobile satellite communications products through an international network of independent retailers, chain stores and distributors, as well as to manufacturers of marine vessels and recreational vehicles. We currently market and sell the TracVision A5 in the continental United States through a large number of retailers specializing in automotive electronics and consumer electronic chain stores, as well as a variety of specialty distributors of automotive after-market products and auto dealership expediters. We do not currently offer the TracVision A5 outside the United States. We intend to continue to expand our distribution network to include additional retailers and distributors in the continental United States. We also plan to pursue arrangements with automobile manufacturers to include our TracVision A5 product as optional or standard equipment on the vehicles they manufacture. Our European sales subsidiary located in Denmark, KVH Europe A/S, coordinates our sales and marketing efforts for our mobile satellite communications products in Europe, the Middle East and Africa.

     We sell our defense products directly to U.S. and allied governments and government contractors, as well as through an international network of authorized independent sales representatives.

Backlog

     Our backlog was approximately $4.6 million on December 31, 2003, $5.6 million on December 31, 2002 and $8.4 million on December 31, 2001.

     Backlog consists of orders evidenced by written agreements and specified delivery dates for customers who are acceptable credit risks. Military orders included in backlog are generally subject to cancellation for the convenience of the customer. When orders are cancelled, we recover actual costs incurred through the date of cancellation and the costs resulting from termination. Individual orders for defense products are often in excess of one million dollars and may require procurement of specialized long-lead components and allocation of manufacturing resources. The complexity of planning and executing larger orders requires customers to order well in advance of the required delivery date, resulting in backlog.

     Backlog is not a meaningful indicator for predicting revenue in future periods. Commercial resellers for our mobile satellite communications products and legacy products do not carry extensive inventories and rely on us to ship products quickly. Our generally rapid delivery of our commercial products results in negligible backlog for those products.

Intellectual Property

     Our ability to compete effectively depends to a significant extent on our ability to protect our proprietary information. We rely primarily on patents and trade secret laws, confidentiality procedures and licensing arrangements to protect our intellectual property rights. We own more than fifty U.S. and foreign patents and have numerous pending patent applications. Among these patents pending are applications relating to certain technological and design features incorporated into our TracVision A5 low-profile satellite TV antenna. In addition to patents, we register our trademarks in the United States and other key markets where we do business. Our patents and trademarks will expire at various dates between March 28, 2004 and July 13, 2021. We enter into confidentiality agreements with our consultants, key employees and sales representatives, and maintain controls over access to and distribution of our technology, software and other proprietary information. The steps we have taken to protect our technology may be inadequate to prevent others from using what we regard as our technology to compete with us.

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

     From time to time we have faced claims by third parties that our products or technology infringe their patents or other intellectual property rights, and we may face similar claims in the future. Any claim of infringement could cause us to incur substantial costs defending against the claim, even if the claim is invalid, and could distract the attention of our management. If any of our products are found to violate third-party proprietary rights, we may be required to pay substantial damages. In addition, we may be required to re-engineer our products or seek to obtain licenses from third parties to continue to offer our products. Any efforts to re-engineer our products or obtain licenses on commercially reasonable terms may not be successful, which would prevent us from selling our products, and, in any case, could substantially increase our costs and have a material adverse effect on our business, financial condition and results of operations.

Manufacturing

     Manufacturing operations for our mobile satellite communications and navigation products consist of light manufacture, final assembly and testing. Manufacturing operations for our fiber optic gyro products are more complex. We produce specialized optical fiber, fiber optic components and sensing coils and combine them with components purchased from outside vendors for assembly into finished goods. We own optical fiber drawing towers where we produce the specialized optical fiber that we use in all of our fiber optic products. We manufacture our mobile satellite communications products at our headquarters in Middletown, Rhode Island and at a nearby leased facility. We manufacture our navigation and fiber optic gyro products in a facility located in Tinley Park, Illinois.

     We contract with third parties for fabrication and assembly of printed circuit boards, injection-molded plastic parts, machined metal components, connectors and housings. We believe there are a number of acceptable vendors for the components we purchase. We regularly evaluate suppliers for quality, dependability and cost effectiveness. In some instances we utilize sole-source suppliers to develop strategic relationships to enhance the quality of materials and save costs. Our manufacturing processes are controlled by an ISO 9001-certified quality standards program.

Competition

     We encounter significant competition in all of our markets, and we expect this competition to intensify in the future.

     In the market for mobile satellite communications products, we compete with a variety of companies. We believe the principal competitive factors in this market are product size and design, product performance and reliability, service offerings, price and customer support. In the land mobile market for satellite TV communications equipment, we compete directly with King Controls, MotoSAT, TracStar Systems, Inc., and Winegard Company. In the land mobile market for Internet communications equipment and services, we compete directly with Hughes Electronics Corporation’s DIRECWAY service and indirectly with mobile telephone service providers, whose services are substantially cheaper than TracNet. In the marine market for satellite TV communications equipment, we compete with Navigator Technology, Orbit Satellite Television & Radio Network and Sea Tel. In the marine market for telephone, fax, data and Internet communications equipment and services, we compete with Furuno Electric Co., Ltd., Globalstar LP, Iridium Satellite LLC, Japan Radio Company and Nera ASA.

     Our TracVision A5 is the first commercially available, low-profile mobile satellite TV antenna for use on minivans, SUVs and other passenger vehicles. In January 2004, Delphi Corp., a prominent supplier of automotive parts, demonstrated a prototype mobile satellite TV antenna that can be integrated into the roof of a luxury SUV. The product, which Delphi announced would be commercialized in coming years, includes antenna technology developed by Motia, Inc., a semiconductor company focused on enabling antennas for wireless systems providers. Motia expects to offer a separate product for the automotive after-market. MotoSAT has announced its intention to introduce a low-profile phased-array satellite antenna manufactured by Skygate in the second quarter of 2004. Winegard has also announced a low-profile in-motion satellite TV antenna compatible with DIRECTV. ERA Technology Ltd. has announced that it has developed a low-profile scanning antenna allowing direct broadcast satellite TV services. In addition, Delphi and SIRIUS Satellite Radio announced in January 2004 that they intend to introduce in 2005 a service offering several video channels through SIRIUS’

existing satellite radio system.

     In the defense navigation, guidance and stabilization markets, we compete primarily with Honeywell International Inc., Kearfott Guidance & Navigation Corporation, Leica Microsystems AG, Northrop Grumman Corporation and Smiths Group plc. We believe the principal competitive factors in these markets are performance, accuracy, features, reliability, durability and price.

     Many of our primary competitors are well established companies that have substantially greater financial, managerial, technical, marketing, personnel and other resources than we do.

Research and Development

     Focused investments in research and development are critical to our future growth and competitive position in the marketplace. Our research and development efforts are directly related to timely development of new and enhanced products that are central to our core business strategy. The industries in which we compete are subject to rapid technological developments, evolving industry standards, changes in customer requirements, and new product introductions and enhancements. As a result, our success depends in part upon our ability, on a cost-effective and timely basis, to continue to enhance our existing products and to develop and introduce new products that improve performance and meet customers’ operational and cost requirements. Our current research and development efforts include projects to achieve additional cost reductions in our products, the development of new products for our existing marine and land mobile markets using our TracVision A5 hybrid phased-array antenna technology and the introduction of a version of the TracVision A5 that is compatible with the DISH Network. We also plan to make future investments in the development of a smaller version of our TracNet Internet access product that is suitable for use in automobiles and to pursue the integration of satellite communications technology with our existing TACNAV systems to enable them to send and receive navigation data directly to and from digital battlefield management or similar systems.

     Our research and development activities consist of projects funded by us, projects funded with the assistance of Small Business Innovative Research (SBIR) grants, and customer-funded contract research. SBIR projects are generally directed towards the discovery of specific information requested by the government research sponsor. Many of these grants have enhanced our technologies, resulting in new or improved product offerings. Our customer-funded research efforts are made up of contracts with defense and OEM customers, whose performance specifications are unique to their product applications. These specifications are different from “off-the-shelf” products and require original research to either modify an existing product or develop a new technology. Defense and OEM research often results in new product offerings. We strive to be the first company to bring a new product to market, and we use our own funds to accelerate new product development efforts. Our aggressive product development strategy has contributed to our operating losses in each of the last three fiscal years.

Government Regulation

     Our manufacturing operations are subject to various laws governing the protection of the environment and our employees. These laws and regulations are subject to change, and any such change may require us to improve technology or incur expenditures to comply with such laws and regulations.

     We are subject to compliance with the U.S. export administration regulations. Some of our products have military or strategic applications, and are on the Munitions List of the International Traffic in Arms Regulations. These products require an individual validated license to be exported to certain jurisdictions. The length of time involved in the licensing process varies and can result in delays of the shipping of the products.

Employees

     On December 31, 2003, we employed 308 full-time employees, up significantly from the 235 full-time employees we had on December 31, 2002. The increase resulted primarily from hiring for our manufacturing and production operations as we continued to expand both our sales volume and product lines.

     We also employ temporary or contract personnel to provide short-term and/or specialized support for production and other functional projects.

     We believe our future success will depend upon the continued service of our key technical and senior management personnel and upon our continued ability to attract and retain highly qualified technical and managerial personnel. None of our employees is represented by a labor union. We have never experienced a work stoppage and consider our relationship with our employees to be good.

ITEM 2. Properties

     The following table provides information about our current facilities.

			Square		Lease
Location	Type	Principal Uses	Footage	Ownership	Expiration
Middletown, Rhode Island	Office, plant and warehouse	Corporate headquarters, research and development, sales and service, manufacturing (mobile satellite communications products), marketing and administration	75,000	Purchased with mortgage loan	—
Middletown, Rhode Island	Plant and warehouse	Manufacturing (mobile satellite communications products)	10,715	Leased	August 2005
Tinley Park, Illinois	Plant and warehouse	Manufacturing (defense products)	23,000	Leased	March 2005
Hoersholm, Denmark	Office and warehouse	European headquarters, sales and service, marketing and administration	11,840	Leased	Terminable upon three-months’ notice

     We anticipate that any substantial increase in demand for our products, including the TracVision A5, would require us to expand our production capacity. Although we can expand production by adding additional shifts to our operations, we may need to identify and acquire or lease additional manufacturing facilities. We believe that suitable additional or substitute facilities will be available as required.

ITEM 3. Legal Proceedings

     On June 20, 2002, Agility Robotics, Inc., and Ross-Hime Designs, Inc., which we refer to together as Agility, filed a complaint against us in the U.S. District Court for the District of Minnesota alleging that certain of our products infringe three U.S. patents held by Agility. On November 14, 2003, we entered into a license and settlement agreement with Agility, which released all pending claims against us, dismissed the lawsuit with prejudice, and licensed its rights under certain of its patents to us.

     In the ordinary course of business, we may be a party to legal proceedings and claims. In addition, from time to time, we have had disagreements with customers concerning our products and services, which, we believe, will not have a material adverse effect on our operations or capital resources.

ITEM 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of our stockholders during the fourth quarter of fiscal 2003.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Repurchases of Equity Securities

     Market Information. Our common stock has traded on the Nasdaq National Market under the symbol “KVHI” since our initial public offering in 1996. The following table provides, for the periods indicated, the high and low sale prices for our common stock as reported on the Nasdaq National Market.

	High	Low
Year Ended December 31, 2002:
First quarter	$8.60	$5.90
Second quarter	8.59	6.20
Third quarter	7.75	5.75
Fourth quarter	9.51	5.90
Year Ended December 31, 2003:
First quarter	13.25	8.62
Second quarter	26.45	11.64
Third quarter	32.70	16.55
Fourth quarter	34.73	21.95

     Stockholders. On March 5, 2004, we had approximately 122 holders of record of our common stock. This number does not include stockholders for whom shares were held in a “nominee” or “street” name.

     Dividends. We have never declared or paid cash dividends on our capital stock, and we do not plan to pay any cash dividends in the foreseeable future. We currently intend to retain any future earnings to finance our operations and future growth. In addition, the terms of our bank line of credit place restrictions on our ability to pay cash dividends on our common stock.

ITEM 6. Selected Financial Data

     We have derived the following selected financial data from our consolidated financial statements. You should read this data in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Financial Statements and Supplementary Data.”

	Year Ended December 31,
	2003	2002	2001	2000	1999
		(in thousands, except per share data)
Consolidated Statement of Operations Data:
Net sales	$56,672	$47,694	$32,707	$29,954	$22,822
Cost of goods sold	33,795	26,505	20,255	18,621	15,034

Gross profit	22,877	21,189	12,452	11,333	7,788
Operating expenses:
Research and development	8,578	8,854	7,885	3,902	4,199
Sales and marketing	11,201	9,951	8,412	6,322	5,471
General and administrative	4,597	3,594	2,514	2,221	2,112

Operating loss	(1,499)	(1,210)	(6,359)	(1,112)	(3,994)
Other income (expense):
Interest income (expense), net	(165)	(119)	140	(192)	(40)
Other income (expense)	(78)	(62)	(42)	(197)	83

Loss before income tax expense (benefit)	(1,742)	(1,391)	(6,261)	(1,501)	(3,951)
Income tax expense (benefit)	(272)	86	—	(560)	(1,254)

Net loss	$(1,470)	$(1,477)	$(6,261)	$(941)	$(2,697)

Per share information:
Net loss per common share – basic and diluted	$(0.13)	$(0.13)	$(0.61)	$(0.12)	$(0.37)

Weighted average number of shares outstanding:
Basic and diluted	11,403	11,040	10,217	7,628	7,235

	December 31,
Consolidated Balance Sheet Data:	2003	2002	2001	2000	1999
	(in thousands)
Cash and cash equivalents	$2,849	$7,239	$11,241	$5,411	$2,048
Working capital	16,561	17,971	18,700	12,452	7,729
Total assets	34,071	32,549	33,163	26,495	19,835
Long-term obligations, excluding current portion	2,504	2,604	2,697	2,784	2,865
Total stockholders’ equity	25,333	25,431	26,246	19,193	14,502

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the other financial information and consolidated financial statements and related notes appearing elsewhere in this annual report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of a variety of factors, including those discussed under the heading “Risk Factors” and elsewhere in this annual report.

Overview

     We develop, manufacture and market mobile satellite communications products for the automotive, recreational vehicle and marine markets, as well as navigation, guidance and stabilization products for defense markets. Our mobile satellite communications products enable customers to receive live digital television, telephone and Internet services in their automobiles, recreational vehicles and marine vessels while in motion. We sell our mobile satellite communications products through an extensive international network of independent retailers, chain stores and distributors, as well as to manufacturers of marine vessels and recreational vehicles. Our defense products include tactical navigation systems that provide uninterrupted navigation and pointing information in a broad range of military vehicles, including Humvees and light armored vehicles. We also offer precision fiber optic gyro-based systems that help stabilize platforms such as gun turrets and radar units and also provide guidance for munitions. We sell our defense products directly to U.S. and allied governments and government contractors, as well as through an international network of authorized independent sales representatives.

     We entered the market for mobile satellite antenna systems in 1993. Initially, we sold our antenna systems primarily to original equipment manufacturers. In 1996, we began to offer our mobile satellite communications products to customers under the KVH Tracphone brand. That year, we introduced our first KVH-branded satellite TV antenna for the marine market. In 1999, we introduced a more compact antenna for the recreational vehicle market. In September 2003, we introduced the TracVision A5, our first product for the automotive market using our low-profile satellite TV antenna technology.

     In 1979, we invented the first digital compass for use in sailing vessels. Since then, we have further developed and refined this technology to produce reliable precision navigation systems in military and combat environments. In 1997, we acquired fiber optic gyro technology from Andrew Corporation to complement and enhance our existing navigation and inertial measurement systems. We continue to develop new products for the defense industry. In October 2003, we introduced our newest tactical-grade fiber optic gyro, the DSP-3000. Also in October 2003, we introduced the TG-6000, our first fiber optic gyro-based inertial measurement unit for use in aviation, guided munitions and precision navigation applications. We expect to provide certain inertial measurement unit products, such as those used in smart munitions applications, in partnership with other companies.

     We generate revenue primarily from the sale of our mobile satellite communications and defense products. We also generate a portion of our revenue from the sale of our legacy recreational navigation systems. Our legacy navigation product line includes primarily digital compass-based navigation products for the marine market. The following table provides, for the periods indicated, our net sales by product line category.

	Year Ended December 31,
	2003	2002	2001
	(in thousands)
Mobile satellite communications	$38,053	$25,893	$17,699
Defense	16,241	18,979	11,556
Legacy	2,378	2,822	3,452

Net sales	$56,672	$47,694	$32,707

     In addition to revenue from product sales, our mobile satellite communications revenue includes fees earned from product repairs, fees from satellite phone and Internet usage services, and certain DIRECTV account activation services provided in conjunction with the sale of our products. We provide, for a fee, third-party satellite phone and Internet airtime to our Tracphone and TracNet customers who choose to activate their subscriptions with us. Under current DIRECTV programs, we are eligible to receive a one-time new mobile account activation fee from

DIRECTV for each customer who activates their DIRECTV service directly through us. Our defense revenue includes engineering services provided under long-term development contracts. To date, revenues earned from product repairs, satellite phone and Internet usage services, DIRECTV activations and earnings under long-term development contracts have not been a material portion of our revenue.

     Our defense business is characterized by a small number of customers who place a small number of large dollar value orders. In the year ended December 31, 2003, our top four customers, including the U.S. military as a single customer, accounted for 71.1% of our net sales attributable to defense products and 20.4% of our total net sales. In the year ended December 31, 2002, our top four customers, including the U.S. military as a single customer, accounted for 53.5% of our net sales attributable to defense products and 21.3% of our total net sales. Direct sales to the U.S. military accounted for 11.3% of our total net sales in the year ended December 31, 2003 and 10.7% in the year ended December 31, 2002. Orders for our defense products typically range in size from several hundred thousand dollars to over one million dollars. Accordingly, our quarterly net sales of defense products usually consist of only a few orders. Each order can have a significant impact on our net sales, and because our defense products generally have higher margins than our mobile satellite communications products, each order can have an impact on our net income that is disproportionately large relative to the revenue generated by the order. Moreover, customers of our defense products are governments and government contractors who generally must adhere to lengthy procurement processes, which make the timing of individual orders difficult to predict and often result in long sales cycles. Government customers and their contractors can generally cancel orders for our products for convenience.

     We have historically derived a substantial portion of our revenue from sales to customers located outside the United States and Canada. The following table provides, for the periods indicated, sales to specified geographic regions:

	Year Ended December 31,
	2003	2002	2001
	(in thousands)
Originating from North American locations:
United States and Canada	$47,221	$38,627	$25,706
Europe	3,140	4,390	2,258
Other	621	605	572

Total North America	50,982	43,622	28,536
Originating from European location:
Europe	4,977	3,796	3,920
Other	713	276	251

Total Europe	5,690	4,072	4,171

Net sales	$56,672	$47,694	$32,707

     Since 2001, we have made significant investments in research and development. We completed a private placement of common stock in the first half of 2001 and used a substantial portion of the proceeds to develop new technologies, including a low-profile satellite TV antenna and a high-speed in-fiber modulator. We introduced our first product using our low-profile satellite TV antenna technology, the TracVision A5, in September 2003. A decline in the potential market for our in-fiber modulator led us to conclude in the second half of 2002 that we should defer further significant investments in this technology until market demand increases. During this period, we also continued to develop other products, and in October 2003, we introduced our DSP-3000 and TG-6000 fiber optic gyro-based products. As a result of the more advanced progress of these various research and development initiatives and the significant reduction in our investments in our in-fiber modulator technology, we expect that our research and development expense will constitute a smaller percentage of our net sales than we experienced during 2001, 2002 and 2003. We anticipate maintaining our efforts in the areas of identifying and evaluating new and innovative satellite and navigation products based on our platform technologies, refining products for commercial introduction and improving manufacturing and development processes.

     In addition to our internally funded research and development efforts, we also conduct research and development activities that are funded by our customers. These activities relate primarily to the customization of our defense products to meet customer requirements. In accordance with accounting principles generally accepted in the United States of America, we account for customer-funded research as revenue, and we account for the associated research costs as cost of goods sold. As a result, in accordance with accounting principles generally accepted in the

United States of America, some of our expenditures for research and development activities are not included in the research and development expense that we calculate and present in our statement of operations. The following table presents our total annual research effort, representing the sum of research cost of goods sold and the operating expense of research and development as described in our statement of operations. Our management believes this information is useful because it provides a better understanding of our total expenditures on research and development activities.

	Year ended December 31,
	2003	2002	2001
	(in thousands)
Research and development expense presented on statement of operations	$8,578	$8,855	$7,885
Cost of customer-funded research and development included in cost of goods sold	937	1,041	1,342

Total expenditures on research and development activities	$9,515	$9,896	$9,227

     As of December 31, 2003, we had approximately $2.8 million in cash and cash equivalents and an accumulated deficit of approximately $11.3 million.

Critical Accounting Policies

     The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosure at the date of our financial statements. Our significant accounting policies are summarized in note 1 to our consolidated financial statements. The significant accounting policies that we believe are the most critical in understanding and evaluating our reported financial results include the following:

Revenue Recognition

     Revenue from Product Sales. Revenue from product sales is recognized when requested goods are shipped, title has passed and collectibility is reasonably assured. We establish reserves for potential sales returns and allowances, and evaluate, on a monthly basis, the adequacy of those reserves based upon historical experience and our expectations for future returns.

     Contracted Service Revenue. Engineering service revenue under long-term development contracts is recognized during the period in which we perform the development efforts in accordance with the performance criteria as established under the agreement. Performance is determined principally by comparing the accumulated costs incurred to date with management’s estimate of total cost to complete the contracted work. Revisions to costs and income estimates are reflected in the period in which the facts that require revision become known. Any advance payments arising from such long-term development contracts are deferred and recognized as revenue when earned. If, in any period, estimated total costs under a contract indicate a loss, then such loss is provided for in that period. To date, contracted service revenue has not been a significant portion of our total revenue.

     Product Service Revenue. Revenue from services other than under long-term development contracts is recognized when completed services are provided to the customer and collectibility is reasonably assured. To date, product service revenue has not been a significant portion of our total revenue.

     Satellite Activation and Usage Revenue. Service activation revenue is recognized at the time of activation. Satellite connectivity and usage revenue is recognized when services are provided to subscribers. To date, satellite activation and usage revenue has not been a significant portion of our total revenue.

Accounts Receivable

     Our estimate for allowance for doubtful accounts related to trade receivables is primarily based on specific, historical criteria. We evaluate specific accounts where we have information that the customer may have an inability to meet its financial obligations. We make judgments, based on facts and circumstances, regarding the need to record a specific reserve for that customer against amounts owed to reduce the receivable to the amount that we expect to collect. We also provide for a general reserve based on an aging analysis of our accounts receivable. We evaluate these reserves on a monthly basis and adjust them as we receive additional information that impacts the amount reserved. If circumstances change, we could change our estimates of the recoverability of amounts owed to us by a material amount.

Inventories

     Inventory is valued at the lower of cost or market. We regularly review current quantities on hand, actual and projected sales volumes and anticipated selling prices on products and write down slow-moving and/or obsolete inventory to its net realizable value. Generally, our inventory does not become obsolete because the materials we use are typically interchangeable among various product offerings. If we overestimate projected sales or anticipated selling prices, our inventory might be overvalued, and we would have to reduce our inventory valuation accordingly.

Long-Lived Assets

     Long-lived assets are reviewed for indications of impairment when events and circumstances indicate that the assets might not be recoverable. We measure recoverability of a long-lived asset by comparing the asset’s carrying value to the estimated future undiscounted cash flows associated with the utilization of the asset. If assets were considered impaired, we would measure the impairment by the amount by which the book value of the asset exceeds its fair value based on current market values for comparable assets and projected future discounted cash flows. The preparation of future cash flows requires significant judgments and estimates with respect to future revenues related to the asset and the future cash outlays related to those revenues. Actual revenues and related cash flows or changes in anticipated revenues and related cash flows could result in a change in this assessment and result in an impairment charge. The preparation of discounted cash flows also requires the selection of an appropriate discount rate. The use of different assumptions would increase or decrease estimated discounted cash flows and could increase or decrease the related impairment charge.

Income Taxes and Deferred Income Tax Assets and Liabilities

     Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss carry forwards. On a quarterly basis, we assess the recoverability of our deferred tax assets by considering whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based on the history of operating losses in our ongoing business, we determined that it was more likely than not that portions of the deferred tax assets were not recoverable and therefore a valuation allowance was established. We determined that the remaining deferred tax assets were recoverable based on certain tax planning strategies. The amount of the deferred tax assets considered realizable could be reduced in the future if there are changes in the feasibility of those tax planning strategies. Conversely, some portion or all of the previously reserved deferred tax assets could be realized in the future if we generate future earnings during the periods in which those temporary differences become deductible.

Results of Operations

     The following table provides, for the periods indicated, certain financial data expressed as a percentage of net sales:

	Year Ended December 31,
	2003	2002	2001
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	59.6	55.6	61.9

Gross profit	40.4	44.4	38.1
Operating expenses:
Research and development	15.1	18.6	24.1
Sales and marketing	19.8	20.8	25.7
General and administrative	8.1	7.5	7.7

Operating loss	(2.6)	(2.5)	(19.4)
Other income (expense), net	(0.5)	(0.4)	0.3

Loss before income tax expense (benefit)	(3.1)	(2.9)	(19.1)
Income tax expense (benefit)	(0.5)	0.2	—

Net loss	(2.6)%	(3.1)%	(19.1)%

Years Ended December 31, 2003 and 2002

Operating Summary

     Net loss for 2003 was $1.5 million, or $0.13 per basic and diluted common share, and was approximately equal to the fiscal 2002 loss of $1.5 million, or $0.13 per basic and diluted common share. The 2003 results included an 18.8% increase in sales over 2002, offset by a 4.0 percentage point decline in gross margin and an 8.8% increase in operating expenses. The decline in gross margin from 44.4% in 2002 to 40.4% in 2003 was primarily due to a lower percentage of our higher margin military products and a high initial product cost of the TracVision A5. The increase in operating expenses was primarily the result of increased sales and marketing expenses associated with the strong growth in sales of satellite communication products together with the initial product launch expenses for our TracVision A5 satellite TV antenna. Additional professional fees and increased salary and salary-related expenses also contributed to the increase in operating expenses.

Net Sales

     Net sales increased by $9.0 million, or 18.8%, to $56.7 million in 2003 from $47.7 million in 2002. The increase was primarily attributable to a 47.0% increase in sales volume of mobile satellite communications products and services, including our recently introduced TracVision A5 automotive antenna. Growth in our marine and land mobile satellite communication products primarily reflects our focus on the continued development and expansion of sales to major distributors, large account retailers and original equipment manufacturers.

     Defense sales decreased by $2.7 million, or 14.4%, to $16.2 million in 2003 from $19.0 million in 2002. Sales of tactical navigation systems, including engineering services, were $12.5 million, a decrease of $2.9 million compared to 2002. The decrease in 2003 primarily reflects a reduction in demand compared to 2002 when the U.S. military was preparing for conflicts in Afghanistan and Iraq. Fiber optic component sales increased by $122,000, or 3.4%, to $3.8 million in 2003 from $3.6 million in 2002.

     Legacy marine and OEM sensor shipments declined by $444,000, or 15.7%, to $2.4 million in 2003 from $2.8 million in 2002. The decline in our legacy product sales is consistent with the long-term trend line for these non-strategic products.

Cost of Goods Sold

     Our cost of goods sold consists of direct labor, materials, manufacturing overhead expenses and engineering costs related to customer-funded research and development. Cost of goods sold increased by $7.3 million, or 27.5%, to $33.8 million in 2003 from $26.5 million in 2002. The increase was primarily the result of increases in sales and unit volume as well as the high initial per unit cost of the TracVision A5. Customer-funded research and development costs included in cost of goods sold during 2003 and 2002 were approximately $937,000 and $1.0 million, respectively. As cost of goods sold increased in relation to revenue, gross margin decreased to 40.4% in 2003 from 44.4% in 2002. The gross margin decline was primarily the result of decreased sales volumes of our higher-margin defense-related products coupled with the initial product cost of the TracVision A5 automotive antenna. Partially offsetting these factors were year-over-year improvements in product gross margin for our marine and land mobile satellite communications products. Manufacturing overhead, at 11% of revenue in 2003, was comparable with 2002.

Operating Expenses

     Research and development expense consists of direct labor, materials, associated overhead expenses, and other direct costs in support of our internally funded product development activities. All internal research and development costs are expensed in the period they are incurred. Research and development expense decreased by $276,000, or 3.1%, to $8.6 million in 2003 from $8.9 million in 2002. As a percentage of net sales, research and development expense decreased to 15.1% in 2003 from 18.6% in 2002. The decrease was due primarily to reduced spending on our photonic fiber initiative. Both 2002 and 2003 spending levels reflect significant investment in our new low-profile TracVision A5 satellite antenna.

     Sales and marketing expense consists primarily of salaries and related expenses for sales and marketing personnel, sales commissions for in-house and third-party sales representatives, travel expenses, sales literature, advertising and trade shows. Sales and marketing expense increased by $1.2 million, or 12.6%, to $11.2 million in 2003 from $10.0 million in 2002. As a percentage of net sales, sales and marketing expense decreased modestly to 19.8% in 2003 from 20.9% in 2002. The dollar increase resulted primarily from the costs to support the strong growth of satellite communications sales and the initial TracVision A5 product launch and promotional activities. Also contributing to the increase were higher sales representative commissions that generally scale proportionately with sales volume, and expanded large account and trade show promotions within the marine and land-mobile markets.

     General and administrative expense consists of costs attributable to our management, finance, accounting, management information systems, human resources, facility management, and outside professional services. General and administrative expense increased by $1.0 million, or 27.9%, to $4.6 million in 2003 from $3.6 million in 2002. As a percentage of net sales, general and administrative expense increased to 8.1% in 2003 from 7.5% in 2002. License and litigation settlement costs, professional fees and salary and salary-related expenses accounted for the majority of our general and administrative cost increases.

Income Taxes

     In 2003, we recorded an income tax benefit of $272,000 compared to income tax expense of $86,000 in 2002. The income tax benefit recorded in 2003 consisted primarily of a one-time adjustment of approximately $235,000 to reflect the recovery of prior U.S. taxes paid as well as a modest increase in a foreign deferred tax asset associated with our Denmark subsidiary. The one-time U.S. benefit resulted from the favorable outcome of an IRS audit of our income tax returns for the fiscal years 1996 through 1998. The loss for 2003 did not result in any additional U.S. income tax benefit because we accrued an equal and offsetting amount of tax valuation allowances. For a further discussion of income taxes, see note 7 to our consolidated financial statements included elsewhere in this annual report.

Years Ended December 31, 2002 and 2001

Net Sales

     Net sales increased by $15.0 million, or 45.8%, to $47.7 million in 2002 from $32.7 million in 2001. Mobile satellite communications revenues made up over half of this growth, increasing by $8.2 million, or 46.3%, to $25.9 million in 2002 from $17.7 million in 2001. Communications growth reflects the expansion of sales of land mobile products through large national distributors and significant original equipment manufacturer sales volumes resulting from new agreements with major recreational vehicle distributors and manufacturers.

     Combined sales for our defense navigation, fiber optic gyro components, legacy marine and OEM products increased by $6.8 million, or 45.3%, to $21.8 million in 2002 from $15.0 million in 2001.

     Defense navigation sales increased by $8.2 million, or 114.1%, to $15.3 million in 2002 from $7.2 million in 2001; fiber optic gyro components (excluding defense shipments) declined by

$751,000, or 17.1%, to $3.7 million in 2002 from $4.4 million in 2001; and legacy marine and OEM sensor shipments declined by $630,000, or 18.3%, to $2.8 million in 2002 from $3.5 million in 2001. The growth in defense revenues was due to the demand for tactical military navigation systems, such as our TACNAV Light system. In addition, an increased percentage of our defense systems sales included fiber optic components. The decline in fiber optic gyro component sales reflected the unevenness of non-recurring orders year-to-year, while the planned decline in marine legacy and OEM orders resulted from a marketing shift away from the consumer marine navigation market towards higher-volume sales opportunities in the mobile satellite communications and defense markets.

Cost of Goods Sold

     Cost of goods sold increased by $6.2 million, or 30.9%, to $26.5 million in 2002 from $20.3 million in 2001. As cost of goods sold decreased in relation to revenue, gross margin increased to 44.4% in 2002 from 38.1% in 2001. Customer-funded research and development costs included in cost of goods sold were approximately $1.0 million in 2002 and $1.3 million in 2001. During 2002, we realized material and labor cost savings equal to 0.6% of sales. Cost improvements resulted from reduced component costs, outsourcing of sub-assemblies and improvements in our manufacturing methods. Our supply-chain and materials requirements planning systems continued to provide us with stronger control over our manufacturing inventories, resulting in favorable material purchase agreements, improved component pricing and increased inventory turns, which rose to 6.6 turns from 5.2 turns during the previous year. Manufacturing overhead spending decreased slightly from the prior year and overhead spending declined as a percentage of sales to 11.1% in 2002 from 16.4% in 2001. Improved manufacturing spending reflects favorable overhead spending and improved capacity utilization at our manufacturing facilities at our headquarters in Middletown, Rhode Island and in Tinley Park, Illinois. Our largest productivity gain occurred at our Rhode Island manufacturing facility, where overhead spending grew modestly, while production rose by 42.4% in 2002 from 2001 levels.

Operating Expenses

     Research and development expense increased by $970,000, or 12.3%, to $8.9 million in 2002 from $7.9 million in 2001. As a percentage of net sales, research and development expense decreased to 18.6% in 2002 from 24.1% in the same period in 2001. Internally funded development costs associated with our low-profile antenna and active-fiber projects for each of 2002 and 2001 represented approximately 50% of total research and development spending in 2002 and 2001. We made significant progress in the development of our low-profile antenna in 2002 and announced the product in January 2003. Telecommunications market conditions forced us to dramatically slow our active fiber high-speed modulator project. Other research and development expense increased approximately $900,000 as a result of decreased customer funding and new hires.

     Sales and marketing expense increased by $1.5 million, or 18.3%, to $10.0 million in 2002 from $8.4 million in 2001. As a percentage of net sales, sales and marketing expense decreased to 20.9% in 2002 from 25.7% in 2001. The majority of the 2002 cost increase was related to variable selling expenses such as third-party sales commissions, trade show costs, media, and the expense of new product introductions. We utilize a third-party distribution network, which augments our in-house resources. Third party distribution allows us to grow with fewer in-house sales personnel and enables us to take advantage of third-party sales resources and their geographic market presence. In 2002, we also entered into OEM agreements with leading recreational vehicle coach manufacturers that allowed us to leverage their sales volumes to increase our product sales. OEM customers provide significant sales volume potential and require a proportionately smaller investment in sales support costs per dollar of revenue than lower volume customers.

     General and administrative expense increased by $1.1 million, or 42.9%, to $3.6 million in 2002 from $2.5 million in 2001. As a percentage of net sales, general and administrative expense decreased slightly to 7.5% in 2002 from 7.7% in 2001. Cost increases reflect annual salary increases, key hires, rising professional fees resulting from compliance with new regulations contained in the Sarbanes-Oxley Act, and professional fees associated with general law support for patent filings, contracts and other legal matters.

     Interest income reflected the interest earned by investing excess cash in fully insured, federal short-term obligations.

     Interest expense was made up of interest charges related to our mortgage loan and the commitment fee associated with the unused portion of our asset-based line of credit.

Income Taxes

     In 2002, we had income tax expense of $86,000 compared to no income tax expense in 2001. Income tax expense in 2002 represented both income tax on income generated by our foreign subsidiary and domestic income tax expense from further adjustment of cumulative domestic income tax benefit. The total income tax benefit resulting from domestic losses for 2002 and 2001 was allocated to income from continuing operations and stockholders’ equity (e.g., from current year disqualifying dispositions of incentive stock options and exercise of non-qualified stock options), but was fully reserved with a valuation allowance.

Liquidity and Capital Resources

     We have historically funded our operations from product sales, net proceeds from public and private equity offerings, bank financings, equipment leases and, to a lesser extent, proceeds received from exercises of warrants and stock options. As of December 31, 2003, we had $2.8 million in cash and cash equivalents and $16.6 million in working capital. On February 13, 2004, we completed an underwritten public offering of 2,750,000 shares of our common stock at $18.75 per share. We received net proceeds of approximately $48.0 million after deducting all associated offering expenses. We intend to use these proceeds primarily for working capital and general corporate purposes.

     For the year ended December 31, 2003, we used $2.7 million in operating cash primarily to fund our sales, marketing, research and product development activities and to finance working capital requirements. Operating cash uses included $2.4 million in inventory growth and $1.7 million in accounts receivable growth. Both the inventory and accounts receivable growth were driven by the overall product sales growth and the TracVision A5 introduction. Directly related to the growth in our sales and inventory levels, was an offsetting $1.3 million increase in our accounts payable balance.

     Net cash used in investing activities was $2.9 million for the year ended December 31, 2003, and primarily represents acquisitions of manufacturing equipment required to support sales and product line growth. Equipment purchases during 2003 included the acquisition and installation of our new TracVision A5 production capability as well as additional operational and computer equipment needed to support growth in our Rhode Island and Chicago facilities. We anticipate that the level of capital expenditures during 2004 and the first six months of 2005 will grow approximately proportional with sales.

     Net cash provided by financing activities was $1.3 million for the year ended December 31, 2003. We received $1.4 million from common stock issuances under our stock option and stock purchase programs and recorded $10,000 in equipment financing debt. This amount was partially offset by $93,000 in principal payments on outstanding long-term debt obligations.

     For the year ended December 31, 2002, cash used in operating activities decreased by $1.6 million to $3.1 million from $4.7 million in 2001. The improvement included the impact of a decrease in the net loss of $4.8 million and an increase in short-term liabilities, which was partially offset by a change from a decrease in accounts receivable of $543,000 in 2001 to an increase in accounts receivable of $3.8 million in 2002, a difference of $4.3 million. A key success factor in preserving operating cash was our control of manufacturing inventory, which decreased by $177,000, while sales grew by 45.8% over 2001 results. Capital spending declined by $640,000 from 2001 to 2002, as we were selective in making capital acquisitions. Cash generated from financing activities declined by $12.1 million from 2001 to 2002, reflecting the fact that a private offering occurred in 2001. Overall, in 2001 we experienced a net increase in cash and cash equivalents of $5.8 million. Factoring out the $13.0 million raised in our 2001 private offering, our cash flows from operating activities, investing activities and other financing activities in 2001 resulted in a net decrease in cash and cash equivalents of $7.2 million. The net decrease in cash and cash equivalents of $4.0 million that we experienced in 2002 represents an improvement in our cash flow by $3.2 million over our 2001 results, calculated without the proceeds from the 2001 private offering. The largest factor contributing to the 2002 results was the decrease in our net loss.

     Since March 27, 2000, we have had a revolving loan agreement with a bank. The agreement originally provided for a $5.0 million asset-based, revolving loan facility. We amended and restated the loan agreement on July 17, 2003. The loan agreement currently provides for a maximum available credit of $15.0 million and will expire on July 17, 2006. We pay interest on any outstanding amounts at a rate equal to, at our option, LIBOR plus 2.0%, or the greater of the Federal Funds Effective Rate plus 0.5% or the bank’s prime interest rate. We pay fees at an annual rate of 0.25% on up to $10.0 million of the unused portion of the loan facility. The loan facility advances funds using an asset availability formula based upon our eligible accounts receivable and inventory balances, less a fixed reserve amount. We may terminate the loan agreement prior to its full term, provided we give 30 days written notice to the bank. As of December 31, 2003, no borrowings were outstanding under the facility.

     On January 11, 1999, we entered into a mortgage loan in the amount of $3.0 million. The note term is 10 years, with a principal amortization of 20 years at a fixed rate of interest of 7.0%. Land, building and improvements secure the mortgage loan. The monthly mortgage payment is $23,259, including interest and principal. Due to the difference in the term of the note and amortization of the principal, a balloon payment of $2.0 million is due on February 1, 2009. We paid principal of $87,000 in 2002 and $93,000 in 2003. As of December 31, 2003, $2.6 million of loan principal remained outstanding.

     We believe that the $48.0 million net proceeds from our February 13, 2004 equity offering, together with our existing working capital, will be adequate to meet planned operating and capital requirements through at least the end of 2004. However, as the need or opportunity arises, we may seek to raise additional capital through public or private sales of securities or through additional debt financing. There are no assurances that we will be able to obtain any additional funding or that such funding will be available on acceptable terms.

Recent Accounting Pronouncements

     In November 2003, the Financial Accounting Standards Board, or FASB, issued a tentative decision to require companies to expense the fair value of all employee equity-based awards granted, modified or settled. The tentatively determined requirements would be effective for public companies beginning in the first quarter of 2005 and would require any options issued or vesting on or after January 1, 2005 to be recognized as compensation expense. The FASB has not yet determined the valuation model required to be adopted. We believe the adoption of this proposed statement could have a material effect upon our financial results beginning in the first quarter of 2005.

Contractual Obligations and Other Commercial Commitments

     As of December 31, 2003, our contractual commitments consisted of a mortgage note payable, facility leases and equipment leases. The principal repayment of the mortgage note is based on a 20-year amortization schedule, but the term is 10 years, requiring a balloon payment of $2.0 million on February 1, 2009. There are no loan-to-value covenants in the loan that would require early pay-down of the mortgage if the market value of the property should decline. We are also obligated under multi-year facility leases that terminate in 2005. Our other operating leases represent vehicle and equipment operating leases.

     The following table summarizes our obligations under these commitments at December 31, 2003:

	Payment Due by Period
		Less than			More than
Contractual Obligations	Total	1 Year	1 - 3 Years	3-5 Years	5 Years
			(in thousands)
Mortgage and other loans	$2,614	$110	$222	$256	$2,026
Facility lease obligations	336	248	88	—	—
Operating lease obligations	206	141	65	—	—

Total	$3,156	$499	$375	$256	$2,026

     We have not entered into any off-balance sheet commercial commitments, such as standby letters of credit, guarantees or standby repurchase obligations.

RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the following risk factors in evaluating our business. If any of these risks, or other risks not presently known to us or that we currently believe are not significant, develops into an actual event, then our business, financial condition and results of operations could be adversely affected. If that happens, the market price of our common stock could decline.

We may not be profitable in the future.

     We have a history of unprofitable operations. Although we generated net income during four of the last six fiscal quarters, we incurred net losses of $1.5 million in both 2003 and 2002 and $6.3 million in 2001. As of December 31, 2003, we had an accumulated deficit of $11.3 million.

The market for our mobile satellite TV products for minivans, SUVs and other passenger vehicles is new and emerging, and our business may not grow as we expect.

     Our TracVision A5 is the first commercially available, low-profile mobile satellite TV antenna practical for use on minivans, SUVs and other passenger vehicles, and we began shipping the TracVision A5 in September 2003. Accordingly, the market for this product is new and emerging. Consumers may not respond favorably to live satellite TV in passenger vehicles, and the market may not accept the TracVision A5. The early stage of development of this market makes it difficult for us to predict customer demand accurately. For example, sales of the TracVision A5 in the fourth quarter of 2003 were below our expectations, due in part to production delays resulting from component supply issues in the quarter. Although we believe we have addressed those issues in our production process, similar issues or other latent defects in the TracVision A5 could adversely affect sales.

     We believe the success of the TracVision A5 will depend upon consumers’ assessment of whether or not it meets their expectations for performance, quality, price and design. For example, the TracVision A5 is designed only for use on open roads in the continental United States where there is a clear view of the transmitting satellite in the southern sky. Among the factors that could affect the success of the TracVision A5 are:

•	the extent to which customers perceive mobile satellite TV services as a luxury or a necessary convenience;

•	the extent to which customers prefer live TV over recorded media;

•	the performance, price and availability of competing or alternative products relative to the TracVision A5;

•	customers’ willingness to pay monthly fees for satellite television service;

•	the adoption of laws or regulations that restrict or ban live television or other video technology in vehicles;

•	difficulties or inconveniences associated with scheduling installation at the point of sale;

•	poor performance arising from improper installation or installation of damaged equipment; and

•	our limited experience with marketing a product to the automotive market, which is substantially larger and more fragmented than our other markets.

We expect that others will introduce competing mobile satellite TV antennas for automobiles.

     Our TracVision A5 is the first commercially available, low-profile mobile satellite TV antenna for use on minivans, SUVs and other passenger vehicles. Any advantage we may have may erode as others enter this market. In January 2004, Delphi Corp., a prominent supplier of automotive parts, demonstrated a prototype mobile satellite TV antenna that can be integrated into the roof of a luxury SUV. The product, which Delphi announced would be commercialized in coming years, includes antenna technology developed by Motia, Inc., a semiconductor company focused on enabling antennas for wireless systems providers. Motia expects to offer a separate product for the automotive after-market. MotoSAT has announced its intention to introduce a low-profile phased-array satellite antenna manufactured by Skygate in the second quarter of 2004. Winegard has also announced a low-profile in-motion satellite TV antenna compatible with DIRECTV. ERA Technology Ltd. has announced that it has developed a low-profile scanning antenna allowing direct broadcast satellite TV services. These satellite antenna products may have a slightly lower profile than the TracVision A5’s five-inch profile, and customers may prefer antennas integrated into the vehicle roof or antennas with a lower profile. In addition, Delphi and SIRIUS Satellite Radio announced in January 2004 that they intend to introduce in 2005 a service offering several video channels through SIRIUS’ existing satellite radio system. Customers may delay purchasing the TracVision A5 in anticipation of the release of any of these products. Competition from any of these products could impair our ability to sell the TracVision A5 and may force us to reduce the price of the TracVision A5. Moreover, Delphi’s long-term relationships with automobile manufacturers may give it a significant advantage in selling mobile satellite TV antennas to those manufacturers.

We must achieve significant cost reductions for the TracVision A5 to reach our targeted profit margins.

     Initial product profit margins for the TracVision A5 have been low. To reach our targeted profit margins, we must significantly reduce our manufacturing costs for the TracVision A5. We may be unable to achieve the cost reductions necessary to increase our overall profit margins. Although we have already commenced a cost reduction program that includes volume purchasing discounts and redesigning certain components using lower cost materials and processes, technological or other challenges may prevent us from achieving all of the necessary cost reductions. Moreover, if the price of the TracVision A5 is not attractive to a broad range of customers, we may be forced to lower the price, which would further impair our product profit margins unless we are able to achieve corresponding cost reductions.

Customers for TACNAV and our other defense products include the U.S. military and foreign governments, whose purchasing schedules and priorities can be unpredictable.

     We sell TACNAV and our other defense products to the U.S. military and foreign military and government customers. These customers have unusual purchasing requirements, which can make sales to those customers unpredictable. Factors that affect their purchasing decisions include:

•	new military and operational doctrines that affect military equipment needs;

•	changes in tactical navigation requirements;

•	changes in modernization plans for military equipment;

•	priorities for current battlefield operations;

•	delays in military procurement schedules;

•	allocation of funding for military programs;

•	delays in the testing and acceptance of our products; and

•	sales cycles that are long and difficult to predict.

     These factors can cause substantial fluctuations in sales of TACNAV and our other defense products from period to period. Moreover, TACNAV and most of our other defense products must meet military quality standards, and our products may not continue to meet existing or more rigorous standards adopted in the future. Any failure to meet military contract specifications may produce delays as we attempt to improve our design, development, manufacturing or quality control processes. Furthermore, government customers and their contractors can generally cancel orders for our products for convenience. Even under firm orders with government customers, funding must usually be appropriated in the budget process in order for the government to complete the contract. The cancellation of or failure to fund orders for our products could substantially reduce our net sales.

Only a few customers account for a substantial portion of our defense revenues, and the loss of any of these customers would substantially reduce our net sales.

     We derive a substantial portion of our defense revenues from a small number of customers. In the year ended December 31, 2003, our top four customers, including the U.S. military as a single customer, accounted for 71.1% of our net sales attributable to defense products and 20.4% of our total net sales. In the year ended December 31, 2002, our top four customers, including the U.S. military as a single customer, accounted for 53.5% of our net sales attributable to defense products and 21.3% of our total net sales. Direct sales to the U.S. military accounted for 11.3% of our total net sales in the year ended December 31, 2003 and 10.7% in the year ended December 31, 2002. The loss of any of these customers would substantially reduce our net sales and results of operations and could seriously harm our business.

Sales of TACNAV and our other defense products generally consist of a few large orders, and the delay or cancellation of a single order would substantially reduce our net sales.

     Unlike our mobile satellite communications products, TACNAV and our other defense products are purchased through orders that typically range in size from several hundred thousand dollars to over one million dollars. As a result, the delay or cancellation of a single order could materially reduce our net sales and results of operations. Because our defense products typically have higher margins than our mobile satellite communications products, the loss of a large order for defense products could have a disproportionately adverse effect on our net sales and results of operations.

Shifts in our product mix toward our mobile satellite communications products may reduce our overall gross margins.

     Our mobile satellite communications products have historically had lower product margins than our defense products. In 2003, sales of our mobile satellite communications products grew while sales of defense products declined compared to 2002. If this change in the mix profile of satellite communications and defense products were to continue, it could result in lower gross margins in the future.

We depend on single manufacturing lines for our products, and any significant disruption in production could impair our ability to deliver our products.

     We currently manufacture and assemble our products using individual production lines for each product category. We have experienced manufacturing difficulties in the past, and any significant disruption to one of these production lines will require time either to reconfigure and equip an alternative production line or to restore the original line to full capacity. Some of our production processes are complex, and we may be unable to respond rapidly to the loss of the use of any production line. For example, our production process uses some specialized equipment and custom molds that may take time to replace if they malfunction. In that event, shipments would be delayed, which could result in customer or dealer dissatisfaction, loss of sales and damage to our reputation. Finally, we have only a limited capability to increase our manufacturing capacity in the short term. If short-term demand for our products exceeds our manufacturing capacity, our inability to fulfill orders in a timely manner could also lead to customer or dealer dissatisfaction, loss of sales and damage to our reputation.

We depend on sole or limited source suppliers, and any disruption in supply could impair our ability to deliver our products on time or at expected cost.

     We obtain many key components for our products from third-party suppliers, and in some cases we use a single or a limited number of suppliers. For example, we obtain plastic components for the TracVision A5 from a single supplier. Any interruption in supply could impair our ability to deliver our products until we identify and qualify a new source of supply, which could take several weeks, months or longer and could increase our costs significantly. In general, we do not have written long-term supply agreements with our suppliers but instead purchase components through purchase orders, which exposes us to potential price increases and termination of supply without notice or recourse. We do not carry significant inventories of product components, which could magnify the impact of the loss of a supplier. If we are required to use a new source of materials or components, it could also result in unexpected manufacturing difficulties and could affect product performance and reliability.

Any failure to maintain and expand our third-party distribution relationships may limit our ability to penetrate markets for mobile satellite communications products.

     We market and sell our mobile satellite communications products through an international network of independent retailers, chain stores and distributors, as well as to manufacturers of marine vessels and recreational vehicles. If we are unable to maintain or increase the number of our distribution relationships, it could significantly reduce or limit our net sales. In addition, our distribution partners may sell products of other companies, including competing products, and are not required to purchase minimum quantities of our products. Moreover, our distributors may operate on low product margins and could give higher priority to products with higher margins than ours.

We depend on others to provide programming for our TracVision products, Internet access for our TracNet products, and telephone, fax and data services for our Tracphone products.

     Our TracVision products include only the equipment necessary to receive satellite television services; we do not broadcast satellite television programming. Instead, customers must obtain programming from another source. We currently offer marine and land mobile TracVision products compatible with the DIRECTV and DISH Network services in the continental United States, the ExpressVu service in Canada and various other regional services in other parts of the world. Our initial TracVision A5 product is compatible only with the DIRECTV service in the continental United States. If customers become dissatisfied with the programming, pricing, service, availability or other aspects of these satellite television services or if any one or more of these services becomes unavailable for any reason, we could suffer a substantial decline in sales of our TracVision products. The companies that operate these services have no obligation to inform us of technological or other changes that could impair the performance of our TracVision products.

     Similarly, our Tracphone and TracNet products currently depend on satellite services provided by third parties. We rely on Inmarsat for satellite communications services for our Tracphone products. We rely on Bell ExpressVu for TracNet service in North America and Telemar for TracNet service in Europe. We also rely on Globalstar LP for the satellite return link for TracNet. In February 2002, Globalstar filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. In November 2003, the U.S. Bankruptcy Court in Delaware approved the acquisition of the Globalstar business by Thermo Capital Partners LLC. Globalstar announced that the transfer of some assets has already occurred and that it expects the entire process to be completed upon receipt of U.S. regulatory approval. There is no assurance that this acquisition will be completed or that the buyer will operate the Globalstar business in a manner that will allow us to continue to use Globalstar services as we currently do.

     If Globalstar or any of our other vendors are unable to fulfill their obligations, we would need to seek alternate suppliers. In that case, we may be required to retrofit or upgrade hardware and software as necessary to ensure the continued operation of the affected products. We may incur significant delays and expenses in our efforts to make the necessary changes, and those efforts may be unsuccessful. Moreover, we may not be successful in identifying and entering into appropriate agreements with replacement suppliers on commercially reasonable terms, which would impair our ability to offer the affected products. Similarly, we may lose the goodwill of existing customers if any currently installed products cease to work for any extended period. Any such outcome could lead to a substantial reduction in sales.

Our mobile satellite communications products depend on the availability of third-party satellites, which face significant operational risks and could fail earlier than their expected useful lives.

     Our mobile satellite communications products depend on the availability of programming and services broadcast through satellites owned by third parties. The unexpected failure of a satellite could disrupt the availability of programming and services, which could reduce the demand for, or customer satisfaction with, our products. These satellites face significant operational risks while in orbit. These risks include malfunctions that can occur as a result of satellite manufacturing errors, problems with power or control systems and general failures resulting from the harsh space environment. Moreover, each satellite has a limited useful life, and the satellite providers make no guarantees that the planned backup systems and capacity will be sufficient to support these satellite services in the event of a loss or reduction of service. We cannot assure you that satellite services compatible with our products will continue to be available or that such services will continue to be offered at reasonable rates. The accuracy or availability of satellite signals may also be limited by ionospheric or other atmospheric conditions, intentional or inadvertent signal interference, or intentional limitations on signal availability imposed by the satellite provider. A reduction in the number of operating satellites on any system, the inoperability of any key satellite or the failure of any key satellite or satellites to provide an accurate or available signal could impair the utility of our products or the growth of current and additional market opportunities.

Our net sales and operating results could decline due to general economic trends, or declines in consumer spending.

     Our operating performance depends significantly on general economic conditions. Net sales of our satellite communications products are largely generated by discretionary consumer spending, and demand for these products can demonstrate slower growth than we anticipated as a result of recent global economic conditions. Consumer spending tends to decline during recessionary periods and may decline at other times. Consumers may choose not to purchase our mobile satellite communications products due to a perception that they are luxury items. If global and regional economic conditions fail to improve or deteriorate, demand for our products could be adversely affected.

If we are unable to improve our existing mobile satellite communications and defense products and develop new, innovative products, our sales and market share may decline.

     The markets for mobile satellite communications products and defense navigation, mobilization and stabilization products are each characterized by rapid technological change, frequent new product innovations, changes in customer requirements and expectations and evolving industry standards. If we fail to make innovations in our existing products and reduce the costs of our products, our market share may decline. Products using new technologies, or emerging industry standards, could render our products obsolete. If our competitors successfully introduce new or enhanced products that eliminate technological advantages our products may have in a certain market or otherwise outperform our products, or are perceived by consumers as doing so, we may be unable to compete successfully in the markets affected by these changes. For example, other companies have recently announced their intentions to offer low-profile in-motion satellite antennas in the near future. These products will compete with our TracVision A5 and may offer more attractive performance, pricing and other features.

If we cannot effectively manage our growth, our business may suffer.

     Recently, we have expanded our operations to pursue existing and potential market opportunities. This growth has placed, and is expected to continue to place, a strain on our personnel, management, financial and other resources. If we fail to manage our growth properly, we may incur unnecessary expenses and the efficiency of our operations may decline. In order to pursue successfully the opportunities presented by the emerging TracVision A5 market, we must continue to expand our operations. To manage our growth effectively, we must, among other things:

•	upgrade and expand our manufacturing facilities and capacity in a timely manner;

•	successfully attract, train, motivate and manage a larger number of employees for manufacturing, sales and customer support activities;

•	control higher inventory and working capital requirements; and

•	improve the efficiencies within our operating, administrative, financial and accounting systems, procedures and controls.

We may be unable to hire and retain the skilled personnel we need to expand our operations.

     To meet our growth objectives, we must attract and retain highly skilled technical, operational, managerial, and sales and marketing personnel. If we fail to attract, and retain, the necessary personnel, we may be unable to achieve our business objectives and may lose our competitive position, which could lead to a significant decline in net sales. We face significant competition for these skilled professionals from other companies, research and academic institutions, government entities and other organizations.

Our success depends on the services of our executive officers and key employees.

     Our future success depends to a significant degree on the skills and efforts of Martin Kits van Heyningen, our co-founder, president and chief executive officer. If we lost the services of Mr. Kits van Heyningen, our business and operating results could be seriously harmed. We also depend on the ability of our other executive officers and members of senior management to work effectively as a team. None of our senior management or other key personnel is bound by an employment agreement. The loss of one or more of our executive officers or senior management members could impair our ability to manage our business effectively.

Competition may limit our ability to sell our recreational vehicle and marine satellite communications products and defense products.

     The mobile satellite communications markets and defense navigation, guidance and stabilization markets in which we participate are very competitive, and we expect this competition to persist and intensify in the future. We may not be able to compete successfully against current and future competitors, which could impair our ability to sell our products. To remain competitive, we must enhance our existing products and develop new products, and we may have to reduce the prices of our products. Moreover, new competitors may emerge, and entire product lines may be threatened by new technologies or market trends that reduce the value of those product lines.

     In the defense navigation, guidance and stabilization markets, we compete primarily with Honeywell International Inc., Kearfott Guidance & Navigation Corporation, Leica Microsystems AG, Northrop Grumman Corporation and Smiths Group PLC. In the market for mobile satellite communications products, we compete with a variety of companies. In the land mobile market for satellite TV communications equipment, we compete directly with King Controls, MotoSAT, TracStar Systems, Inc., and Winegard Company. In the land mobile market for Internet communications equipment, we compete directly with Hughes Electronics Corporations.’s DIRECWAY service and indirectly with cellular telephone service providers, whose services are substantially cheaper than TracNet. In the marine market for satellite TV communications equipment, we compete with Navigator Technology, Orbit Satellite Television & Radio Network and Sea Tel. In the marine market for telephone, fax, data and Internet communications equipment, we compete with Furuno Electric Co., Ltd., Globalstar LP, Iridium Satellite LLC, Japan Radio Company and Nera ASA. Among the factors that may affect our ability to compete in our markets are the following:

•	many of our primary competitors are well established companies that have substantially greater financial, managerial, technical, marketing, personnel and other resources than we do;

•	product improvements or price reductions by competitors may weaken customer acceptance of our products; and

•	our competitors may have lower production costs than we do, which may enable them to compete more aggressively in offering discounts and other promotions.

Our international business operations expose us to a number of difficulties in coordinating our activities abroad and in dealing with multiple regulatory environments.

     Sales to customers outside the United States and Canada accounted for approximately 16.7%, 19.0% and 22.4% of our net sales in the years ended December 31, 2003, 2002 and 2001, respectively. We have only one foreign sales office, which is located in Denmark, and we otherwise support our international sales from our operations in the United States. Our limited operations in foreign countries may impair our ability to compete successfully in international markets and to meet the service and support needs of our customers in countries where we have no infrastructure. We are subject to a number of risks associated with our international business activities, which may increase our costs and require significant management attention. These risks include:

•	technical challenges we may face in adapting our mobile satellite communication products to function with different satellite services and technology in use in various regions around the world, including multiple satellite services in Europe;

•	restrictions on the sale of certain defense products to foreign military and government customers;

•	additional costs and delays associated with obtaining approvals and licenses under applicable export regulations;

•	increased costs of providing customer support in multiple languages;

•	satisfaction of international regulatory requirements and procurement of any necessary licenses or permits;

•	more limited protection of our intellectual property;

•	potentially adverse tax consequences, including restrictions on the repatriation of earnings;

•	protectionist laws and business practices that favor local competitors, which could slow our growth in international markets;

•	potentially longer sales cycles, which could slow our revenue growth from international sales;

•	potentially longer accounts receivable payment cycles and difficulties in collecting accounts receivable;

•	losses arising from foreign currency exchange rate fluctuations; and

•	economic and political instability in some international markets.

If we are unable to obtain adequate product liability insurance, we may have to pay significant monetary damages in a successful product liability claim against us.

     The development and sale of mobile satellite communication products and defense products entail an inherent risk of product liability. For example, consumers may ignore laws or warnings not to watch satellite television while driving and, as a result, may become involved in serious accidents, for which they may seek to hold us responsible. Product liability insurance is generally expensive for companies such as ours. Accordingly, we maintain only limited product liability insurance coverage for our products. Our current levels of insurance or any insurance we may subsequently obtain may not provide us with adequate coverage against potential claims, such as claims by those involved in accidents caused by drivers watching television. In addition, we may be unable to renew our policies on commercially reasonable terms or obtain additional product liability insurance on acceptable terms, if at all. If we are exposed to product liability claims for which we have insufficient insurance, we may be required to pay significant damages, which could seriously harm our financial condition and results of operations.

If we are required to account for stock options as a compensation expense, our reported net income and earnings per share will be significantly reduced.

     We currently expect that changes in accounting standards or regulations will require us to record the fair market value of stock options and other forms of equity compensation as a compensation expense in our financial statements. We currently grant all options with an exercise price equal to fair market value and do not record compensation expense in connection with the grants. Accordingly, if such a change occurs, our reported net income and earnings per share will be reduced.

Exports of our defense products are subject to the International Traffic in Arms Regulations and require a license from the U.S. Department of State prior to shipment.

     We must comply with the United States Export Administration Regulations and the International Traffic in Arms Regulations, or ITAR. Our products that have military or strategic applications are on the munitions list of the ITAR and require an individual validated license in order to be exported to certain jurisdictions. Any changes in export regulations may further restrict the export of our products, and we may cease to be able to procure export licenses for our products under existing regulations. The length of time required by the licensing process can vary, potentially delaying the shipment of products and the recognition of the corresponding revenue. Any restriction on the export of a significant product line or a significant amount of our products could cause a significant reduction in net sales.

Our business may suffer if we cannot protect our proprietary technology.

     Our ability to compete depends significantly upon our patents, our source code and our other proprietary technology. The steps we have taken to protect our technology may be inadequate to prevent others from using what we regard as our technology to compete with us. Our patents could be challenged, invalidated or circumvented, and the rights we have under our patents could provide no competitive advantages. Existing trade secrets, copyright and trademark laws offer only limited protection. In addition, the laws of some foreign countries do not protect our proprietary technology to the same extent as the laws of the United States, which could increase the likelihood of misappropriation. Furthermore, other companies could independently develop similar or superior technology without violating our intellectual property rights. Any misappropriation of our technology or the development of competing technology could seriously harm our competitive position, which could lead to a substantial reduction in net sales.

     If we resort to legal proceedings to enforce our intellectual property rights, the proceedings could be burdensome, disruptive and expensive, distract the attention of management, and there can be no assurance that we would prevail.

     Also, we have delivered certain technical data and information to the U.S. government under procurement contracts, and it may have unlimited rights to use that technical data and information. There can be no assurance that the U.S. government will not authorize others to use that data and information to compete with us.

Claims by others that we infringe their intellectual property rights could harm our business and financial condition.

     Our industries are characterized by the existence of a large number of patents and frequent claims and related litigation regarding patent and other intellectual property rights. We cannot be certain that our products do not and will not infringe issued patents, patents that may be issued in the future, or other intellectual property rights of others.

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

     From time to time we have faced claims by third parties that our products or technology infringe their patents or other intellectual property rights, and we may face similar claims in the future. Any claim of infringement could cause us to incur substantial costs defending against the claim, even if the claim is invalid, and could distract the attention of our management. If any of our products are found to violate third-party proprietary rights, we may be required to pay substantial damages. In addition, we may be required to re-engineer our products or obtain licenses from third parties to continue to offer our products. Any efforts to re-engineer our products or obtain licenses on commercially reasonable terms may not be successful, which would prevent us from selling our products, and, in any case, could substantially increase our costs and have a material adverse effect on our business, financial condition and results of operations.

We may require additional financing, which may be difficult to obtain.

     In the future we may require additional capital to fund our operations, carry out our business strategy, and sustain our business. For example, we may require funds to expand manufacturing operations to meet additional demand for our mobile satellite communications products, and we may need funds to promote our new TracVision A5 product. Our existing and anticipated sources of capital may be insufficient for our needs, and we may be unable to access additional capital when needed. Our future capital requirements will depend upon customer demand, competitive conditions, regulatory and technological developments, magnitude and variability of our revenue, and equipment costs and other costs associated with the development and manufacture of our products. We may be unable to obtain additional capital on terms that are favorable or even acceptable to us. Any failure to raise capital as we need it may require us to delay or abandon marketing, product development and other plans.

We may fail to commercialize our photonic fiber development projects.

     Our significant investments in the development of photonic fiber technology have not resulted in the commercialization of any new products. A decline in the potential market for a high-speed in-fiber modulator led us to conclude in the second half of 2002 that we should defer further significant investments in this technology until market demand increases. We may never complete the technological development necessary to commercialize the product.

Fluctuations in our quarterly net sales and results of operations could depress the market price of our common stock.

     We have experienced significant fluctuations in our net sales and results of operations from one quarter to the next. Our future net sales and results of operations could vary significantly from quarter to quarter due to a number of factors, many of which are outside our control. Accordingly, you should not rely on quarter-to-quarter comparisons of our results of operations as an indication of future performance. It is possible that our net sales or results of operations in a quarter will fall below the expectations of securities analysts or investors. If this occurs, the market price of our common stock could fall significantly. Our results of operations in any quarter can fluctuate for many reasons, including:

•	demand for our mobile satellite communications products and defense products;

•	the timing and size of individual orders from military customers;

•	our ability to manufacture, test and deliver products in a timely and cost-effective manner;

•	our success in winning competitions for orders;

•	the timing of new product introductions by us or our competitors;

•	the mix of products we sell;

•	competitive pricing pressures;

•	general economic climate; and

•	seasonality of pleasure boat and recreational vehicle usage.

     A large portion of our expenses, including expenses for facilities, equipment, and personnel, are relatively fixed. Accordingly, if our net sales decline or do not grow as much as we anticipate, we might be unable to maintain or improve our operating margins. Any failure to achieve anticipated net sales could therefore significantly harm our operating results for a particular fiscal period.

New corporate governance requirements are likely to increase our costs and make it more difficult to attract qualified directors.

     We face new corporate governance requirements under the Sarbanes-Oxley Act of 2002, as well as rules adopted by the SEC and the Nasdaq Stock Market. We expect that these laws, rules and regulations will increase our legal and financial compliance costs and make some activities more difficult, time consuming and costly. We also expect that these new requirements will make it more difficult and more expensive for us to obtain director and officer liability insurance. We may be required to accept reduced coverage or incur significantly higher costs to obtain coverage. These new requirements are also likely to make it more difficult for us to attract and retain qualified individuals to serve as members of our board of directors or committees of the board, particularly the audit committee.

The market price of our common stock may be volatile.

     Our stock price has been volatile. From January 1, 2003 to March 5, 2004, the trading price of our common stock ranged from $8.62 to $34.73. Many factors may cause the market price of our common stock to fluctuate, including:

•	variations in our quarterly results of operations;

•	the introduction of new products by us or our competitors;

•	changing needs of military customers;

•	changes in estimates of our performance or recommendations by securities analysts;

•	the hiring or departure of key personnel;

•	acquisitions or strategic alliances involving us or our competitors;

•	changes in accounting principles;

•	future sales of shares of common stock in the public market; and

•	market conditions in our industries and the economy as a whole.

     In addition, the stock market can experience extreme price and volume fluctuations. These fluctuations are often unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the market price of our common stock. When the market price of a company’s stock drops significantly, stockholders often institute securities class action litigation against that company. Any litigation against us could cause us to incur substantial costs, divert the time and attention of our management and other resources or otherwise harm our business.

Our charter and by-laws and Delaware law may deter takeovers.

     Our certificate of incorporation, by-laws and Delaware law contain provisions that could have an anti-takeover effect and discourage, delay or prevent a change in control or an acquisition that many stockholders may find attractive. These provisions may also discourage proxy contests and make it more difficult for our stockholders to take some corporate actions, including the election of directors. These provisions relate to:

•	the ability of our board of directors to issue preferred stock, and determine its terms, without a stockholder vote;

•	the classification of our board of directors, which effectively prevents stockholders from electing a majority of the directors at any one annual meeting of stockholders;

•	the limitation that directors may be removed only for cause by the affirmative vote of the holders of two-thirds of our shares of capital stock entitled to vote;

•	the prohibition against stockholder actions by written consent;

•	the inability of stockholders to call a special meeting of stockholders; and

•	advance notice requirements for stockholder proposals and director nominations.

ITEM 7a. Quantitative and Qualitative Disclosure About Market Risk

     Our primary market risk exposure is in the area of foreign currency exchange risk. We are exposed to currency exchange rate fluctuations related to our subsidiary operations in Denmark. Certain operations in Denmark are transacted in the Danish Krone or Euro and reported in the U.S. dollar, the functional currency. We have not engaged in material formal currency hedging activities, but do have a natural hedge in that both subsidiary revenues and expenses are denominated in the same currency. Any gains or losses from currency transactions have not been material.

     The primary objective of our investment activities is to preserve principal and maintain liquidity, while at the same time maximize income. Some of the securities that we invest in may have market risk. To minimize this risk we have generally maintained our portfolio in cash and cash equivalents comprised primarily of U.S. government-backed treasury accounts in which the weighted average maturity is less than three months. We do not invest in any financial instruments denominated in foreign currencies. Accordingly, interest rate risk is not considered material.

     To the extent that we borrow against our credit facility, we will be subject to interest rate risk. There were no borrowings outstanding at December 31, 2003.

ITEM 8. Financial Statements and Supplementary Data

     Our consolidated financial statements and supplementary data, together with the report of KPMG LLP, independent auditors, are included in Part IV of this Report on Form 10-K.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Not applicable.

ITEM 9a. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

     Our management has evaluated, under the supervision and with the participation of our President and Chief Executive Officer and Vice President and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our President and Chief Executive Officer and Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we record, process, summarize and report the information we must disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, within the time periods specified in the SEC’s rules and forms.

     The effectiveness of a system of disclosure controls and procedures is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the soundness of internal controls, and the risk of fraud. Because of these limitations, there can be no assurance that any system of disclosure controls and procedures will be successful in preventing all errors or fraud or in making all material information known in a timely manner to the appropriate levels of management.

Changes in Internal Control over Financial Reporting

     During the fourth quarter of fiscal 2003, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

     We have omitted the information required in Part III of this annual report because we intend to include that information in our definitive proxy statement for our 2004 annual meeting of stockholders, which we expect to file before 120 days after the end of fiscal 2003. We incorporate that information in this annual report by reference to our 2004 proxy statement.

ITEM 10. Directors and Executive Officers of the Registrant

     Information in our 2004 proxy statement under the captions “Directors and Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Ethics” is incorporated by reference.

ITEM 11. Executive Compensation

     Information in our 2004 proxy statement under the caption “Compensation of Directors and Executive Officers” is incorporated by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     Information in our 2004 proxy statement under the captions “Principal Stockholders” and “Equity Compensation Plans” is incorporated by reference.

ITEM 13. Certain Relationships and Related Transactions

     None.

ITEM 14. Principal Accountant Fees and Services

     Information in our 2004 proxy statement under the caption “Principal Accountant Fees and Services” is incorporated by reference.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) Documents filed as part of this report:

		Page

1.	Financial Statements

	Report of Independent Auditors	37

	Consolidated Balance Sheets as of December 31, 2003 and 2002	38

	Consolidated Statements of Operations for the years ended December 31, 2003, 2002 and 2001	39

	Consolidated Statements of changes in Stockholders’ Equity for the years ended December 31, 2003, 2002 and 2001	40

	Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001	41

	Notes to Consolidated Financial Statements	42

2.	Financial Statement Schedule

	See “Schedule II – Valuation and Qualifying Accounts” and “Independent Auditors Report” included on pages 54 and 55.

	All other schedules have been omitted since the information is not required, or because the information required is included in our consolidated financial statements or notes.

(b) Reports on Form 8-K:

On October 2, 2003, we furnished a current report on Form 8-K, which provided an update for our fiscal quarter ended September 30, 2003 under Item 12.

On October 16, 2003, we filed a current report on Form 8-K, which reported our financial results for our fiscal quarter ended September 30, 2003 under Item 5. On October 21, 2003, we amended that report to report those financial results under Item 12, rather than Item 5.

On November 14, 2003, we furnished a current report on Form 8-K, which reported the settlement of our litigation with Agility under Item 12.

On November 26, 2003, we filed a current report on Form 8-K/A, which amended our current report on Form 8-K filed on March 12, 2003 regarding the extension of the term of our line of credit with Fleet Capital Corporation under Items 5 and 7 to provide text inadvertently omitted from the original filing.

(C) Exhibit Index

		Filed with	Incorporated by Reference
Exhibit		this Form			Exhibit
No.	Description	10-K	Form	Filing Date	No.
3.1	Amended and Restated Certificate of Incorporation		S-1	February 16, 1996	3.3

3.2	Certificate of Amendment of Certificate of Incorporation		S-3	November 26, 2003	4.2

3.3	Amended, Restated and Corrected By-Laws		8-K	January 23, 2004	3.1

4.1	Specimen certificate for the common stock		S-1/A	March 22, 1996	4.1

* 10.1	1986 Executive Incentive Stock Option Plan		S-1	February 9, 1996	10.1

* 10.2	Amended and Restated 1995 Incentive Stock Option Plan	X

* 10.3	Amended and Restated 1996 Incentive and Nonqualified Stock Option Plan	X

* 10.4	Amended and Restated 1996 Employee Stock Purchase Plan	X

* 10.5	2003 Incentive and Nonqualified Stock Option Plan	X

10.6	Open End Mortgage and Security Agreement dated January 11, 1999 with IDS Life Insurance Co. for 50 Enterprise Center, Middletown, RI		10-K	March 24, 1999	99.1

10.7	Commercial and Industrial Lease dated January 30, 1998 with Cole Taylor Bank for Tinley Park, IL		10-K	March 24, 1999	99.2

10.8	Lease Agreement dated August 18, 2003 with Tech Plaza 2, 3 & 4 LLC for Tech 4 office building, Middletown, RI		8-K	August 21, 2003	99.1

10.9	Loan and Security Agreement dated March 27, 2000 with Fleet Capital Corporation		10-K	March 30, 2000	10.38

10.10	First Amendment to Loan and Security Agreement dated March 7, 2003 with Fleet Capital Corporation		8-K/A	November 26, 2003	10.1

10.11	Second Amendment to Loan and Security Agreement dated as of June 25, 2003 with Fleet Capital Corporation		8-K	June 27, 2003	99.1

10.12	Amended and Restated Credit and Security Agreement dated July 17, 2003 with Fleet Capital Corporation		8-K	July 18, 2003	99.1

21.1	List of Subsidiaries		S-1	March 28, 1996	21.1

23.1	Consent of KPMG LLP	X

31.1	Rule 13a-14(a)/15d-14(a) certification of principal executive officer	X

31.2	Rule 13a-14(a)/15d-14(a) certification of principal financial officer	X

32.1	Rule 1350 certification	X

*	Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KVH Industries, Inc.

Date: March 14, 2004	By:	/s/ Martin A. Kits van Heyningen

Martin A. Kits van Heyningen
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Name	Title	Date

/s/ Martin A. Kits van Heyningen Martin A. Kits van Heyningen	President, Chief Executive Officer and Director (Principal Executive Officer)	March 14, 2004
/s/ Patrick J. Spratt Patrick J. Spratt	Chief Financial Officer (Principal Financial and Accounting Officer)	March 14, 2004
/s/ Arent H. Kits van Heyningen Arent H. Kits van Heyningen	Chairman of the Board	March 14, 2004
/s/ Robert W.B. Kits van Heyningen Robert W.B. Kits van Heyningen	Director	March 14, 2004
/s/ Mark S. Ain Mark S. Ain	Director	March 14, 2004
/s/ Stanley K. Honey Stanley K. Honey	Director	March 14, 2004
/s/ Bruce J. Ryan Bruce J. Ryan	Director	March 14, 2004
Charles R. Trimble	Director

INDEPENDENT AUDITORS’ REPORT

Board of Directors and Stockholders
KVH Industries, Inc.:

     We have audited the accompanying consolidated balance sheets of KVH Industries, Inc. and subsidiary as of December 31, 2003 and 2002, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of KVH Industries, Inc. and subsidiary at December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

Providence, Rhode Island
February 13, 2004

KVH INDUSTRIES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	December 31,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$2,848,755	7,239,255
Accounts receivable, net of allowance for doubtful accounts of $120,000 in 2003 and $153,090 in 2002	11,353,175	9,716,292
Costs and estimated earnings in excess of billings on uncompleted contracts	415,415	377,058
Inventories	6,298,151	3,947,207
Prepaid expenses and other deposits	1,229,064	587,647
Deferred income taxes	650,157	616,877

Total current assets	22,794,717	22,484,336

Property and equipment, net	8,722,854	7,384,888
Other assets, less accumulated amortization of $764,419 in 2003 and $638,395 in 2002	315,201	441,225
Deferred income taxes	2,238,430	2,238,430

Total assets	$34,071,202	32,548,879

LIABILITIES AND STOCKHOLDERS’ EQUITY
Commitments and contingencies (notes 4, 5 and 14)
Current liabilities:
Accounts payable	$3,590,494	2,321,104
Accrued compensation and employee-related expenses	1,646,776	1,441,029
Accrued professional fees and license and settlement costs	644,121	220,891
Accrued other	215,381	345,550
Current portion of long-term debt	109,954	93,262
Customer deposits	27,422	91,665

Total current liabilities	6,234,148	4,513,501

Long-term debt excluding current portion	2,503,881	2,603,885

Total liabilities	8,738,029	7,117,386

Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 1,000,000 shares; none issued.	—	—
Common stock, $.01 par value. Authorized 20,000,000 shares; issued and outstanding 11,590,103 as of December 31, 2003 and 11,149,768 as of December 31, 2002	115,901	111,498
Additional paid-in capital	36,505,751	35,134,093
Accumulated deficit	(11,288,479)	(9,818,025)
Accumulated other comprehensive income	—	3,927

Total stockholders’ equity	25,333,173	25,431,493

Total liabilities and stockholders’ equity	$34,071,202	32,548,879

See accompanying Notes to Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2003	2002	2001
Net sales	$56,672,605	$47,694,483	$32,707,123
Cost of goods sold	33,795,341	26,504,831	20,255,238

Gross profit	22,877,264	21,189,652	12,451,885
Operating expenses:
Research and development	8,578,628	8,854,946	7,885,374
Sales and marketing	11,200,733	9,950,784	8,411,910
General and administrative	4,596,799	3,593,827	2,514,178

Operating loss	(1,498,896)	(1,209,905)	(6,359,577)

Other income (expense):
Interest income (expense), net	(165,459)	(118,696)	140,173
Other expense	(78,044)	(61,941)	(41,989)

Loss before income tax expense (benefit)	(1,742,399)	(1,390,542)	(6,261,393)
Income tax expense (benefit)	(271,945)	86,100	—

Net loss	$(1,470,454)	$(1,476,642)	$(6,261,393)

Per share information:
Net loss per common share – basic and diluted	$(0.13)	$(0.13)	$(0.61)

Weighted average number of shares outstanding – basic and diluted	11,403,258	11,039,676	10,217,305

See accompanying Notes to Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

		Additional		Other	Total
	Common	Paid-in	Accumulated	Comprehensive	Stockholders’
	Stock	Capital	Deficit	Income	Equity
Balances at December 31, 2000	$86,191	$21,186,459	$(2,079,990)	$—	$19,192,660
Net loss	—	—	(6,261,393)	—	(6,261,393)
Sale of common stock	22,138	12,211,539	—	—	12,233,677
Common stock issued under benefit plan	347	173,170	—	—	173,517
Issuance of warrants	—	777,770	—	—	777,770
Exercise of stock options	936	129,064	—	—	130,000

Balances at December 31, 2001	109,612	34,478,002	(8,341,383)	—	26,246,231
Net loss	—	—	(1,476,642)	—	(1,476,642)
Common stock issued under benefit plan	299	167,353	—	—	167,652
Exercise of stock options	1,587	488,738	—	—	490,325
Unrealized gain on foreign exchange contract	—	—	—	3,927	3,927

Balances at December 31, 2002	111,498	35,134,093	(9,818,025)	3,927	25,431,493
Net loss	—	—	(1,470,454)	—	(1,470,454)
Non-cash stock based compensation expense	—	12,057	—	—	12,057
Common stock issued under benefit plan	185	225,197	—	—	225,382
Exercise of warrants	1,090	(1,090)	—	—	—
Exercise of stock options	3,128	1,135,494	—	—	1,138,622
Unrealized loss on foreign exchange contract	—	—	—	(3,927)	(3,927)

Balances at December 31, 2003	$115,901	36,505,751	(11,288,479)	—	25,333,173

See accompanying Notes to Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2003	2002	2001
Cash flows from operating activities:
Net loss	$(1,470,454)	$(1,476,642)	$(6,261,393)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,723,748	1,623,211	1,366,392
Provision for doubtful accounts	52,812	85,053	(16,126)
Non-cash stock based compensation expense	12,057	—	—
(Benefit) provision for deferred income taxes	(33,280)	20,922	—
(Increase) decrease in accounts and contracts receivable	(1,689,695)	(3,774,656)	543,413
(Increase) decrease in costs and estimated earnings in excess of billings on uncompleted contracts	(38,357)	105,428	(63,341)
(Increase) decrease in inventories	(2,354,871)	176,996	(523,543)
Increase in prepaid expenses and other deposits	(641,417)	(176,854)	(60,348)
Increase in accounts payable	1,269,390	236,597	606,309
Increase (decrease) in accrued expenses	498,808	863,680	(21,000)
Decrease in customer deposits	(64,243)	(812,188)	(291,238)

Net cash used in operating activities	(2,735,502)	(3,128,453)	(4,720,875)

Cash flows from investing activities:
Capital expenditures	(2,935,690)	(1,444,188)	(2,084,680)

Net cash used in investing activities	(2,935,690)	(1,444,188)	(2,084,680)

Cash flows from financing activities:
Repayment of mortgage note	(83,312)	(86,974)	(81,111)
Repayment of bank line of credit	—	—	(598,865)
Proceeds from sale of common stock	—	—	13,011,447
Stock option and benefit plan transactions	1,364,004	657,977	303,517

Net cash provided by financing activities	1,280,692	571,003	12,634,988

Net (decrease) increase in cash and cash equivalents	(4,390,500)	(4,001,638)	5,829,433
Cash and cash equivalents at beginning of year	7,239,255	11,240,893	5,411,460

Cash and cash equivalents at end of year	$2,848,755	$7,239,255	$11,240,893

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$209,688	$219,707	$224,039

See accompanying Notes to Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2003, 2002 and 2001
(all tabular amounts in thousands except per share amounts)

(1) Summary of Significant Accounting Policies

(a) Description of Business

     KVH Industries, Inc. (KVH) develops, manufactures and markets mobile satellite communications products for the automotive, land mobile and marine markets, and navigation, guidance and stabilization products for defense markets.

     KVH is among the leading providers of mobile satellite communications products that enable customers to receive live television, telephone and Internet services in their cars, recreational vehicles and marine vessels while on the move. In September 2003, KVH introduced its TracVision A5 low-profile antenna system, which provides in-motion satellite TV reception in minivans, SUVs and other passenger vehicles. KVH sells its TracVision, Tracphone and TracNet mobile satellite communications products through an extensive international network of retailers, distributors and dealers.

     KVH’s defense products include tactical navigation systems that provide uninterrupted access to navigation information in a spectrum of military vehicles, including Humvees and light armored vehicles. KVH also offers precision fiber optic gyro-based systems that enable platform stabilization and munitions guidance. KVH’s defense products are sold directly to U.S. and allied governments and government contractors, as well as through an international network of authorized independent sales representatives.

(b) Principles of Consolidation

     The consolidated financial statements include the financial statements of KVH Industries, Inc. and its wholly owned subsidiary, KVH Europe A/S (“KVH Europe”). All significant inter-company accounts and transactions have been eliminated in consolidation.

(c) Cash and Cash Equivalents

     KVH considers all highly liquid investments with maturity, at the purchase date, of three months or less to be cash equivalents.

(d) Revenue Recognition

     Product Sales. Revenue from product sales is recognized when requested goods are shipped, title has passed and collectibility is reasonably assured. KVH establishes reserves for potential sales returns and allowances, and evaluates, on a monthly basis, the adequacy of those reserves based upon historical experience and its expectations for future returns.

     Contracted service revenue. Engineering service revenue under long-term development contracts is recognized during the period in which KVH performs the development efforts in accordance with the performance criteria as established under the agreement. Performance is determined principally by comparing the accumulated costs incurred to date with management’s estimate of total cost to complete the contracted work. Revisions to costs and income estimates are reflected in the period in which the facts that require revision become known. Any advance payments arising from such long-term development contracts are deferred and recognized as revenue when earned. If, in any period, estimated total costs under a contract indicate a loss, then such loss is provided for in that period. To date, contracted service revenue has not been a significant portion of KVH’s total revenue.

     Product service revenue. Revenue from services other than under long-term development contracts is recognized when completed services are provided to the customer and collectibility is reasonably assured. To date, product service revenue has not been a significant portion of KVH’s total revenue.

KVH INDUSTRIES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2003, 2002 and 2001
(all tabular amounts in thousands except per share amounts)

     Satellite activation and usage revenue. Service activation revenue is recognized at time of activation. Satellite connectivity and usage revenues are recognized when services are provided to subscribers. To date, satellite activation and usage revenue has not been a significant portion of KVH’s total revenue.

(e) Progress Payments

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

(f) Inventories

     Inventories are stated at the lower of cost or market using the first-in first-out costing method.

(g) Property and Equipment

     Property and equipment are stated at cost. Depreciation and amortization are computed on the straight-line method over the estimated useful lives of the respective assets. The principal lives used in determining the depreciation rates of various assets are: buildings and improvements, 40 years; leasehold improvements, over term of lease; machinery and equipment, 5 years; office and computer equipment, 5-7 years; and motor vehicles, 4 years.

(h) Other Assets

     Other assets consist of patents and other intangibles resulting from KVH’s October 1997 acquisition. These costs are being amortized on a straight-line basis over periods ranging from 5-12 years. KVH continually reviews intangible assets to assess recoverability from estimated future results of operations and estimated future cash flows.

(i) Research and Development

     Expenditures for research and development, including customer-funded research and development, are expensed as incurred. Revenue from customer-funded research and development is included in net sales, and the related product development costs are included in cost of goods sold. Revenue and related development costs from customer-funded research and development are as follows:

	Year ended December 31,
	2003	2002	2001
Customer-funded revenues	$1,196	$1,472	$1,715
Customer-funded costs	937	1,041	1,342

(j) Foreign Currency Translation

     The financial statements of KVH’s foreign subsidiary are maintained in the United States dollar functional currency for both reporting and consolidation purposes. Historical exchange rates in effect on the date of the transaction are used to translate and record monetary assets and liabilities. Revenue and other expense elements are translated at rates that approximate the rates in effect on the transaction dates. Realized foreign currency exchange gains and losses are recognized within operating expense in the consolidated statements of operations.

KVH INDUSTRIES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2003, 2002 and 2001
(all tabular amounts in thousands except per share amounts)

(k) Stock-based Compensation

     KVH accounts for its various stock-based compensation plans using the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.” The following pro forma information is based on provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” issued in December 2002.

	Year ended December 31,
	2003	2002	2001
Net loss as reported	$(1,470)	$(1,477)	$(6,261)
Deduct: Compensation expense under SFAS 123, net of tax at expected tax rate for the period	1,330	703	1,420

Pro forma net loss	$(2,800)	$(2,180)	$(7,681)

Loss per share – basic and diluted
As reported	$(0.13)	$(0.13)	$(0.61)

Pro forma	$(0.25)	$(0.20)	$(0.75)

(l) Income Taxes

     Income taxes are accounted for under the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

(n) Long-lived Assets

     KVH’s management reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

(o) Loss per Common Share

     Basic net loss per share is calculated based on the weighted average number of common shares outstanding during the period. Diluted net loss per share incorporates the dilutive effect of common stock equivalent options, warrants and other convertible securities, if any, as determined in accordance with the treasury-stock accounting method. Common stock equivalents to purchase approximately 516,000, 342,000 and 425,000 common stock shares for the twelve-month periods ended December 31, 2003, 2002, and 2001, respectively, have been excluded from the fully diluted calculation of loss per share, as inclusion would be anti-dilutive.

KVH INDUSTRIES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2003, 2002 and 2001
(all tabular amounts in thousands except per share amounts)

(p) Fair Value of Financial Instruments

     The carrying amounts of accounts receivable, contracts receivable, costs and estimated earnings in excess of billings on uncompleted contracts, accounts payable and accrued expenses approximate fair value due to the short maturity of these instruments. The carrying amount of KVH’s mortgage loan approximates fair value based on currently available quoted rates of similarly structured mortgage facilities.

(2) Inventories

     Inventories as of December 31, 2003 and 2002 include the costs of material, labor, and factory overhead. Inventories consist of the following:

	December 31,
	2003	2002
Raw materials	$4,571	$2,763
Work in process	49	108
Finished goods	1,678	1,076

	$6,298	$3,947

(3) Property and Equipment

     Property and equipment, net, as of December 31, 2003 and 2002 consist of the following:

	December 31,
	2003	2002
Land	$807	$807
Building and improvements	3,528	3,430
Leasehold improvements	1,375	1,283
Machinery and equipment	7,478	5,286
Office and computer equipment	4,710	4,243
Motor vehicles	227	107

	18,125	15,156
Less accumulated depreciation	9,402	7,771

	$8,723	$7,385

     Depreciation for the years ended December 31, 2003, 2002 and 2001 amounted to approximately $1.6 million, $1.5 million and $1.2 million, respectively.

(4) Debt and Line of Credit

     On January 11, 1999, KVH entered into a mortgage loan in the amount of $3.0 million. The note term is 10 years, with a principal amortization of 20 years at a fixed rate of interest of 7%. Land, building and improvements secure the mortgage loan. The monthly mortgage payment is $23,259, including interest and principal. Due to the difference in the term of the note and amortization of the principal, a balloon payment of approximately $2.0 million is due on February 1, 2009. The principal paid during the year ended December 31, 2003 totaled $93,000. As of December 31, 2003, KVH’s Denmark subsidiary, also has outstanding a $10,000, 6% variable Copenhagen interbank offered rate-based note, payable monthly through September 2005 to a financial institution, in relation to the purchase of a commercial vehicle.

KVH INDUSTRIES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2003, 2002 and 2001
(all tabular amounts in thousands except per share amounts)

(4) Debt and Line of Credit (continued)

     The following is a summary of future principal payments under the mortgage and equipment loans:

Principal
Years ending December 31,	Payment
2004	$110
2005	107
2006	115
2007	123
2008	132
After 2008	2,027

Total outstanding at December 31, 2003	$2,614

     Since March 27, 2000, KVH has had a revolving loan agreement with a bank. The agreement originally provided for a $5.0 million asset-based, revolving loan facility. KVH amended and restated the loan agreement on July 17, 2003. The loan agreement currently provides for a maximum available credit of $15.0 million and will expire on July 17, 2006. In the event of a draw down KVH would pay interest at a rate equal to, at its option, LIBOR plus 2%, or the greater of the Federal Funds Effective Rate plus 0.5% or the bank’s prime interest rate. Fees are paid at an annual rate of 0.25% on up to $10.0 million of the unused portion of the loan facility. The loan facility advances funds using an asset availability formula based upon KVH’s eligible accounts receivable and inventory balances, less a fixed reserve amount. KVH may terminate the loan agreement prior to its full term, provided the bank is given 30 days’ written notice. At December 31, 2003, no borrowings were outstanding under the facility.

(5) Leases

     KVH has certain operating leases for facilities, automobiles, and various equipment. The following is a summary of future minimum payments under operating leases that have initial or remaining non-cancelable lease terms in excess of one year at December 31, 2003:

Years ending December 31,	Operating Leases
2004	$388
2005	122
2006	20
2007	11

Total minimum lease payments	$541

     Total rent expense incurred under facility operating leases for the years ended December 31, 2003, 2002 and 2001 amounted to $210,000, $165,000 and $165,000, respectively.

(6) Stockholders’ Equity

     (a) Employee Stock Options and Warrants

     KVH currently has a 1996 Incentive and Non-Qualified Stock Option Plan and a 2003 Incentive and Non-Qualified Stock Option Plan (the “Plans”).

     KVH has reserved 2,126,639 shares of its common stock for issuance upon exercise of options granted or to be granted under the Plans. These options generally vest in equal annual amounts over four years beginning on the date of the grant. The Plans provide that options be granted at exercise prices not less than market value on the date the option is granted and options are adjusted for such changes as stock splits and stock dividends. No options are exercisable for periods of more than 10 years after date of grant.

KVH INDUSTRIES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2003, 2002 and 2001
(all tabular amounts in thousands except per share amounts)

(6) Stockholders’ Equity (continued)

     All stock option values were derived using the Black-Scholes option-pricing model. The per share weighted-average fair values of stock options granted during 2003, 2002 and 2001 were $9.49, $2.69 and $3.68, respectively. All options were valued as of the date of grant using the following weighted-average assumptions:

	Year Ended December 31,
	2003	2002	2001
Risk-free interest rate	2.7%	3.4%	3.4%
Expected volatility	93.9%	45.6%	68.5%
Expected life (years)	4.13	3.97	2.85

     The changes in outstanding employee stock options for the three years ended December 31, 2003, 2002 and 2001 are as follows:

	Number of	Weighted-average
	Shares	Exercise Price
Outstanding at December 31, 2000	907,360	$4.08
Granted	386,134	6.32
Exercised	(76,627)	4.11
Expired or canceled	(185,609)	6.60

Outstanding at December 31, 2001	1,031,258	$4.78
Granted	379,550	6.83
Exercised	(183,054)	3.80
Expired or canceled	(77,475)	5.47

Outstanding at December 31, 2002	1,150,279	$5.56
Granted	314,425	13.97
Exercised	(350,815)	4.83
Expired or canceled	(88,698)	6.82

Outstanding at December 31, 2003	1,025,191	$8.28

     The following table summarizes information about employee stock options at December 31, 2003:

			Outstanding		Exercisable
		Average	Weighted-		Weighted-
Range of Exercise	Number	Remaining	Average	Number	Average
Prices	Outstanding	Life in Years	Exercise Price	Exercisable	Exercise Price
$ 1.06 – 2.00	44,375	0.17	$1.15	44,375	$1.15
2.01 – 4.00	62,398	0.86	2.76	53,883	2.63
4.01 – 6.00	147,089	1.92	5.47	85,920	5.39
6.01 – 9.00	470,391	2.94	6.88	148,308	6.92
9.01 – 13.50	183,363	4.17	11.25	950	13.00
13.51 – 20.02	117,575	4.59	18.40	21,250	19.97

	1,025,191	2.96	$8.28	354,686	$5.98

     As of December 31, 2002 and 2001 the number of options exercisable was 468,229 and 424,771, respectively, and the weighted average exercise price of those options was $4.62 and $4.09, respectively.

KVH INDUSTRIES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2003, 2002 and 2001
(all tabular amounts in thousands except per share amounts)

(6) Stockholders’ Equity (continued)

     (b) Employee Stock Purchase Plan

     The Employee Stock Purchase Plan (the “ESPP”) covers substantially all KVH’s employees in the United States and Denmark. The ESPP allows eligible employees the right to purchase common stock on a semi-annual basis at 85% of the market price. During 2003, 2002 and 2001, 18,516, 29,854 and 34,720 shares, respectively, were issued under this plan. As of December 31, 2003, 85,964 shares were reserved for future issuance under the plan.

(7) Income Taxes

     Income tax (benefit) expense for the years ended December 31, 2003, 2002 and 2001 attributable to income (loss) from continuing operations is presented below.

		Current	Deferred	Total
Year ended December 31, 2003
	Federal	$(280)	$—	$(280)
	State	—	—	—
	Foreign	—	8	8

		$(280)	$8	$(272)

Year ended December 31, 2002
	Federal	$65	$—	$65
	State	—	—	—
	Foreign	—	21	21

		$65	$21	$86

Year ended December 31, 2001
	Federal	$—	$—	$—
	State	—	—	—
	Foreign	—	—	—

		$—	$—	$—

     The income tax benefits derived from non-qualified and disqualified dispositions of employee stock options amounting to $1,364,000, $194,000 and $108,000 in the years ended December 31, 2003, 2002 and 2001, respectively, were not included in the statement of operations. These tax benefits have been fully reserved with a valuation allowance.

     The actual income tax expense (benefit) differs from the “expected” income tax expense (benefit) computed by applying the United States Federal corporate income tax rate of 34% to income (loss) before taxes as follows:

	Year Ended December 31,
	2003	2002	2001
Computed “expected” tax benefit	$(592)	$(473)	$(2,129)
Increase (decrease) in income taxes resulting from:
State income tax expense (benefit), before valuation allowance, net of Federal benefit	23	(20)	(324)
Non-deductible expenses	18	17	17
Foreign tax rate and regulation differential	(14)	(3)	(15)
Adjustments to prior year deferred tax items and carry backs	—	17	(152)
Revaluation of tax credits	57	—	—
Change in tax reserves	(65)	—	—
Change in valuation allowance (federal and state)	301	548	2,603

Net income tax expense (benefit)	$(272)	$86	$—

KVH INDUSTRIES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2003, 2002 and 2001
(all tabular amounts in thousands except per share amounts)

(7) Income Taxes (continued)

     The components of results of operations before income taxes, determined by tax jurisdiction, are as follows:

	Year Ended December 31,
	2003	2002	2001
United States	$(1,805)	$(1,461)	$(6,305)
Denmark	63	70	44

Total	$(1,742)	$(1,391)	$(6,261)

     The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities for the period presented are as follows:

	December 31,
	2003	2002
Deferred tax assets:
Accounts receivable, due to allowance for doubtful accounts	$47	$53
Inventories, due to valuation reserve	64	108
Inventories, due to differences in costing for tax purposes	5	3
Inventories, due to unrealized gain	86	34
Operating loss carry forwards	8,412	5,764
Intangibles due to differences in amortization	112	106
Research and alternative minimum tax credit carry forwards	235	329
State tax credit carry forwards	69	69
Accrued warranty costs	193	41
Accrued vacation	105	24
Accrued legal	1	33

Gross deferred tax assets	9,329	6,564
Affiliated foreign subsidiary’s operating loss carry forwards	210	177
Less valuation allowance	(5,793)	(3,436)

Net deferred tax assets	3,746	3,305
Deferred tax liability:
Property and equipment, due to differences in depreciation	(857)	(450)

Net deferred tax asset	$2,889	$2,855

     As of December 31, 2003, KVH had federal net operating loss carry forwards available to offset future taxable income of approximately $19,548,000. KVH also had state net operating loss carry forwards available to offset future state taxable income of approximately $10,287,000. The federal net operating loss carry forwards generated in years 1999 through 2003 expire in years 2019 through 2023, respectively, while the state net operating loss carry forwards will begin to expire in 2004. Furthermore, KVH had foreign operating loss carry forwards to offset future taxable income of approximately $403,000. These foreign net operating loss carry forwards generated in 1999 and 2000 expire in years 2004 and 2005, respectively.

     As of December 31, 2003, KVH had federal tax credit carry forwards available to reduce future tax expense of approximately $235,000. Research and development tax credit carry forwards in the amount of $224,000 relating to years 1989 through 1997 are due to expire in years ranging from 2004 through 2012. Alternative Minimum Tax credits of $11,000 from 1995 have no expiration date. As of December 31, 2003, KVH also had state tax credit carry forwards available to reduce future state tax expense of approximately $69,000. These state investment tax credit carry forwards relate to years 1998 through 2001 and are due to expire in years ranging from 2005 through 2008.

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends upon the generation of future taxable income during the periods in which those temporary differences become deductible. KVH has recorded a valuation allowance against its deferred tax assets because management believes that, after considering all of the available objective evidence, including available tax

KVH INDUSTRIES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2003, 2002 and 2001
(all tabular amounts in thousands except per share amounts)

(7) Income Taxes (continued)

planning strategies, historical and prospective, with greater weight given to historical evidence, it is more likely than not that a portion of the asset will not be realized.

     The total valuation allowance for deferred tax assets as of December 31, 2003 was $5,793,000, of which $4,144,000 was charged against income tax expense while $1,649,000 was charged against stockholders’ equity directly against current year compensation expense credited to stockholders’ equity. The total valuation allowance increased by $2,357,000 from December 31, 2002, as a result of an increase of temporary differences for certain carry forward items, including benefits from the exercise of certain employee stock options and 2003 net operating losses.

     The Company’s policy is that undistributed earnings of the Company’s foreign subsidiaries are indefintely reinvested and, accordingly, no related provision for U.S. federal and state income taxes has been provided. Upon distribution of those earnings in the form of dividends or otherwise, the Company will be subject to both U.S. income taxes (less foreign tax credits) and withholding taxes in the various foreign countries.

(8) 401(k) Profit Sharing Plan

     KVH has a 401(k) Profit Sharing Plan (the Plan) for all eligible employees. All employees who have attained age 21 are eligible to participate. Participants can contribute up to 15% of total compensation, subject to the annual IRS dollar limitation. Company contributions to the Plan are discretionary. Company contributions vest over a four-year period from the date of enrollment in the Plan. KVH has not made a contribution to the Plan since its inception.

(9) Business and Credit Concentrations

     Significant portions of KVH’s net sales are as follows:

	Year ended December 31,
	2003	2002	2001
Net sales to foreign customers outside of the U.S. and Canada	16.7%	19.0%	22.4%
Net sales to the United States Army Tank and Automotive Command	11.3%	10.7%	6.4%

(10) Segment Reporting

     Under common operational management, KVH designs, develops, manufactures and markets its defense-related navigation, guidance and stabilization and mobile satellite communication products for use in a wide variety of applications. Products are generally sold directly to third-party consumer electronic dealers and retailers, or in the case of defense-related products, either to government contractors or directly to U.S. and other foreign government agencies. Primarily, sales originating in North America consist of sales within the United States and Canada and, to a lesser extent, Mexico, Asia/Pacific and some Latin and South American countries. North American sales also include all defense-related product sales throughout the world. Sales originating from KVH’s Denmark office principally consist of sales into Western European countries, including the United Kingdom, France, Italy, and Spain, as well as a growing number of sales into Russia and certain Middle Eastern countries.

     KVH operates in two geographic segments, exclusively in the satellite communication, navigation and guidance equipment industry, which it considers to be a single business activity. KVH has two primary product categories: mobile satellite communication and defense-related navigation, guidance and stabilization. Mobile satellite communication sales and services include automotive, marine and land mobile satellite communication equipment, such as satellite-based telephone, television and broadband Internet connectivity services. Defense sales and services include sales of commercial marine and defense-related navigation, guidance and stabilization equipment based upon digital compass and fiber optic sensor technology. Defense services also include development contract revenue.

KVH INDUSTRIES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2003, 2002 and 2001
(all tabular amounts in thousands except per share amounts)

(10) Segment Reporting (continued)

	North American	European	Total
Year ended December 31, 2003
United States and Canada	$47,221	$—	$47,221
Europe	3,140	4,977	8,117
Other geographic areas	621	713	1,334
Intercompany sales	3,899	65	3,964

Subtotal	54,881	5,755	60,636
Eliminations	(3,899)	(65)	(3,964)

Net sales	$50,982	$5,690	$56,672

Segment net income (loss)	$(1,526)	$56	$(1,470)
Depreciation and amortization	$1,695	$28	$1,723
Total assets	$32,093	$1,978	$34,071

Year ended December 31, 2002
United States and Canada	$38,627	$—	$38,627
Europe	4,390	3,796	8,186
Other geographic areas	605	276	881
Intercompany sales	2,501	—	2,501

Subtotal	46,123	4,072	50,195
Eliminations	(2,501)	—	(2,501)

Net sales	$43,622	$4,072	$47,694

Segment net income (loss)	$(1,526)	$49	$(1,477)
Depreciation and amortization	$1,599	$24	$1,623
Total assets	$31,525	$1,024	$32,549

Year ended December 31, 2001
United States and Canada	$25,706	$—	$25,706
Europe	2,258	3,920	6,178
Other geographic areas	572	251	823
Intercompany sales	2,665	—	2,665

Subtotal	31,201	4,171	35,372
Eliminations	(2,665)	—	(2,665)

Net sales	$28,536	$4,171	$32,707

Segment net income (loss)	$(6,305)	$44	$(6,261)
Depreciation and amortization	$1,334	$32	$1,366
Total assets	$31,919	$1,244	$33,163

KVH INDUSTRIES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2003, 2002 and 2001
(all tabular amounts in thousands except per share amounts)

(11) Selected Quarterly Financial Results (Unaudited)

     Financial information for interim periods was as follows:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(in thousands, except per share amounts)
2003
Net sales	$13,119	$14,384	$13,515	$15,654
Gross profit	5,958	6,576	5,803	4,540
Net (loss) income	$183	$438	$(466)	$(1,625)
(Loss) income per share (a):
Basic and diluted	$0.02	$0.04	$(0.04)	$(0.14)

2002
Net sales	$9,642	$12,641	$12,435	$12,976
Gross profit	4,284	5,320	5,598	5,987
Net (loss) income	$(1,147)	$(812)	$150	$332
(Loss) income per share (a):
Basic and diluted	$(0.10)	$(0.07)	$0.01	$0.03

2001
Net sales	$8,133	$7,829	$7,939	$8,806
Gross profit	3,123	2,822	2,813	3,694
Net loss	$(1,537)	$(1,994)	$(1,567)	$(1,163)
Loss per share (a):
Basic and diluted	$(0.18)	$(0.19)	$(0.14)	$(0.11)

(a)	Income (loss) per share is computed independently for each of the quarters. Therefore, the income (loss) per share for the four quarters may not equal the annual income (loss) per share data.

(12) Common Stock Issuances

     On December 29, 2000 KVH issued and sold 800,000 shares of common stock to a single institutional investor at $6.25 per share. In a series of transactions between April 2, 2001 and May 25, 2001, KVH issued and sold an aggregate of 2,230,767 shares of its common stock at a purchase price of $6.50 per share. In total KVH realized net proceeds of $17.5 million that has been used to fund operations and advanced research into photonics and mobile broadband satellite communications.

(13) Derivative Instruments

     A portion of KVH’s forecasted inventory purchases are exposed to foreign currency risk. KVH monitors its foreign currency exposures on an ongoing basis to maximize the overall effectiveness of its foreign currency hedge positions. During the second half of 2002, KVH used foreign currency forward contracts as a means of hedging limited amounts of exposure to foreign currency risks. KVH’s foreign currency contracts were designated and qualified as cash flow hedges under the criteria of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended by SFAS No. 137 and 138. SFAS No. 133 requires that changes in fair value of derivatives that qualify as cash flow hedges be recognized in other comprehensive income until transacted, while the ineffective portion of the derivative’s change in fair value be recognized immediately in earnings.

KVH INDUSTRIES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2003, 2002 and 2001
(all tabular amounts in thousands except per share amounts)

(13) Derivative Instruments (continued)

     KVH’s cash flow hedges of the forecasted inventory purchases were held for non-trading purposes. At December 31, 2002, KVH entered into monthly contracts maturing from January to February 2003, purchasing a total of 322,000 Euros over that period, at pre-established rates. The fair value of foreign currency contracts, used for hedging purposes, was $11,591, based upon a quotation from a currency broker. The net gain on these contracts, recorded in other comprehensive income during the quarter ended December 31, 2002, was $3,927. KVH transferred the $3,927 balance of the gain into the statement of operations in 2003, the period over which the inventory was sold.

(14) Legal Matters

     On June 20, 2002, Agility Robotics, Inc., and Ross-Hime Designs, Inc. (collectively, “Agility”) filed a complaint against KVH in the United States District Court for the District of Minnesota alleging that certain of its products infringe three United States patents held by Agility. On November 14, 2003, KVH and Agility entered into a license and settlement agreement, releasing all claims pending against KVH, dismissing the law suit with prejudice, and licensing Agility’s rights under certain of its patents to KVH.

     In the ordinary course of business, KVH is a party to legal proceedings and claims. In addition, from time to time, KVH has had disagreements with certain customers concerning KVH’s products and services, which, KVH believes, will not have a material adverse effect on operations or capital resources.

(15) Subsequent Event

     On February 13, 2004, KVH completed an underwritten public offering of 2,750,000 shares of its common stock at $18.75 per share. Net proceeds to KVH, after deducting all associated financing expenses, were approximately $48.0 million and will be used for working capital and general corporate purposes.

Schedule II

KVH INDUSTRIES, INC. AND SUBSIDIARY

Valuation and Qualifying Accounts

	Balance at the	Additions	Deductions	Balance at the
	Beginning of	Charged to	from	End of the
Description	the Period	Expense	Reserve	Period
(Deducted from accounts receivable as an allowance for doubtful accounts - in thousands)

Year ended December 31, 2003	$153	53	(86)	120
Year ended December 31, 2002	$68	129	(44)	153
Year ended December 31, 2001	$84	25	(41)	68

INDEPENDENT AUDITORS’ REPORT

Board of Directors and Stockholders
KVH Industries, Inc.:

     Under the date of February 13, 2004, we reported on the consolidated balance sheets of KVH Industries, Inc., and subsidiary as of December 31, 2003 and 2002 and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2003, as contained in the annual report on Form 10-K for the year 2003. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule of Valuation and Qualifying Accounts in the Annual Report on Form 10-K. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

     In our opinion, such financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Providence, Rhode Island
February 13, 2004