Form 10-Q
period 2004-03-31
KVH INDUSTRIES INC \DE\
filed 2004-05-07
CIK 1007587

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2004

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

Indicate by an (X) whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    YES  ☒    NO  ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Date	Class	Outstanding shares
May 4, 2004	Common Stock, par value $0.01 per share	14,413,193

KVH INDUSTRIES, INC. AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

KVH INDUSTRIES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$47,004,326	$2,848,755
Accounts receivable, net of allowance for doubtful accounts of $120,601 in 2004 and $120,000 in 2003	14,296,942	11,353,175
Costs and estimated earnings in excess of billings on uncompleted contracts	303,509	415,415
Inventories	8,257,568	6,298,151
Prepaid expenses and other deposits	672,545	1,229,064
Deferred income taxes	563,514	650,157

Total current assets	71,098,404	22,794,717

Property and equipment, net	8,907,593	8,722,854
Other assets, less accumulated amortization of $795,925 in 2004 and $764,419 in 2003	283,695	315,201
Deferred income taxes	2,238,430	2,238,430

Total assets	$82,528,122	$34,071,202

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,811,521	$3,590,494
Accrued compensation and employee-related expenses	1,599,712	1,646,776
Accrued professional fees and license and settlement costs	396,116	644,121
Accrued other	421,438	215,381
Current portion of long-term debt	110,171	109,954
Customer deposits	27,422	27,422

Total current liabilities	6,366,380	6,234,148

Long-term debt excluding current portion	2,477,771	2,503,881

Total liabilities	8,844,151	8,738,029

Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 1,000,000 shares; none issued.	—	—
Common stock, $0.01 par value. Authorized 20,000,000 shares; issued and outstanding 14,409,698 as of March 31, 2004 and 11,590,103 as of December 31, 2003	144,097	115,901
Additional paid-in capital	84,700,423	36,505,751
Accumulated deficit	(11,160,549)	(11,288,479)

Total stockholders’ equity	73,683,971	25,333,173

Total liabilities and stockholders’ equity	$82,528,122	$34,071,202

See accompanying Notes to Condensed Consolidated Financial Statements.

ITEM 1. Financial Statements (continued)

KVH INDUSTRIES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended March 31,
	2004	2003
Net sales	$17,996,878	$13,118,670
Cost of goods sold	11,024,306	7,160,210

Gross profit	6,972,572	5,958,460

Operating expenses:
Research and development	1,808,754	2,114,502
Sales and marketing	3,834,269	2,632,680
General and administrative	1,113,978	977,825

Operating income	215,571	233,453

Other income (expense):
Interest income (expense), net	16,038	(38,690)
Other expense	(17,036)	(1,789)

Income before income tax expense	214,573	192,974
Income tax expense	86,643	9,986

Net income	$127,930	$182,988

Per share information:
Net earnings per common share – basic	$0.01	$0.02

Net earnings per common share – diluted	$0.01	$0.02

Weighted average number of shares outstanding:
Basic	13,130,525	11,237,197

Diluted	13,487,821	11,682,010

See accompanying Notes to Condensed Consolidated Financial Statements.

ITEM 1. Financial Statements (continued)

KVH INDUSTRIES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31,
	2004	2003
Operating activities:
Net income	$127,930	$182,988
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	489,498	374,723
Deferred income taxes	86,643	9,986
Provision for doubtful accounts	85,336	—
Loss on disposal of equipment	15,871	—
Changes in operating assets and liabilities:
Accounts and contracts receivable	(3,029,103)	(254,357)
Costs and estimated earnings in excess of billings on uncompleted contracts	111,906	(88,093)
Inventories	(1,959,417)	(179,175)
Prepaid expenses and other deposits	556,519	220,603
Accounts payable	221,027	(35,069)
Accrued expenses	(89,012)	30,377
Customer deposits	—	(7,097)

Net cash provided by (used in) operating activities	(3,382,802)	254,886

Investing activities:
Capital expenditures	(663,699)	(247,032)
Proceeds from sale of equipment	5,097	—

Net cash used in investing activities	(658,602)	(247,032)

Financing activities:
Repayments of long-term debt	(25,893)	(22,709)
Proceeds from sale of common stock, net	48,029,887	—
Employee stock option and stock purchase transactions	192,981	304,729

Net cash provided by financing activities	48,196,975	282,020

Net increase in cash and cash equivalents	44,155,571	289,874

Cash and cash equivalents at beginning of period	2,848,755	7,239,255

Cash and cash equivalents at end of period	$47,004,326	$7,529,129

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$45,426	$55,457

See accompanying Notes to Condensed Consolidated Financial Statements.

ITEM 1. Financial Statements (continued)

KVH INDUSTRIES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Unaudited, all tabular amounts in thousands except per share amounts)

(1)	Basis of Presentation

The accompanying Condensed Consolidated Financial Statements of KVH Industries, Inc., and its wholly owned subsidiary, KVH Europe A/S (collectively, the Company), have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q and Regulation S-X. All intercompany accounts and transactions have been eliminated in consolidation. The Condensed Consolidated Financial Statements have not been audited by independent public accountants, but include all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations, and cash flows for the periods presented. These Condensed Consolidated Financial Statements do not include all disclosures associated with annual financial statements and accordingly should be read in conjunction with the Company’s Consolidated Financial Statements and related notes included in the Company’s Annual Report on Form 10-K filed on March 15, 2004 with the Securities and Exchange Commission. Copies of the Company’s Form 10-K are available upon request. The results for the three months ended March 31, 2004 are not necessarily indicative of operating results for the remainder of the year.

(2)	Stock-based Compensation

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

	Three months ended March 31,
	2004	2003
Net income as reported	$128	$183
Compensation expense under SFAS 123, net of tax at expected tax rate for the period	(384)	(192)

Pro forma net income (loss)	$(256)	$(9)

Income (loss) per share – basic
As reported	$0.01	$0.02

Pro forma	$(0.02)	$0.00

Income (loss) per share – diluted
As reported	$0.01	$0.02

Pro forma	$(0.02)	$0.00

(3)	Income per Common Share

Basic net income per share is calculated based on the weighted average number of common shares outstanding during the period. Diluted net income per share incorporates the dilutive effect of common stock equivalent options, warrants and other convertible securities, if any, as determined in accordance with the treasury-stock accounting method.

KVH INDUSTRIES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Unaudited, all tabular amounts in thousands except per share amounts)

(3)	Income per Common Share (continued)

A reconciliation of weighted average common shares outstanding to weighted average common shares outstanding assuming dilution is as follows:

	Three months ended March 31,
	2004	2003
Net income	$128	$183

Weighted average common shares outstanding – basic	13,131	11,237
Incremental common shares issuable: stock options	357	445

Weighted average common shares outstanding assuming dilution	13,488	11,682

Income per share – Basic	$0.01	$0.02

Income per share – Diluted	$0.01	$0.02

(4)	Inventories

Inventories are stated at the lower of cost or market using the first-in first-out costing method. Inventories as of March 31, 2004 and December 31, 2003 include the costs of material, labor, and factory overhead. Inventories consist of the following:

	March 31, 2004	December 31, 2003
Raw materials	$5,842	$4,571
Work in process	113	49
Finished goods	2,303	1,678

	$8,258	$6,298

(5)	Common Stock Issuance

On February 13, 2004, KVH completed an underwritten public offering of 2,750,000 shares of its common stock at $18.75 per share. Net proceeds to KVH, after deducting all associated financing expenses, were approximately $48.0 million and are expected to be used for working capital and general corporate purposes. Financing expenses totaled $3.6 million and included $2.8 million in underwriters’ fees.

(6)	Segment Reporting

Under common operational management, KVH designs, develops, manufactures and markets its mobile satellite communication products and defense-related navigation, guidance and stabilization products for use in a wide variety of applications. Products are generally sold directly to third-party consumer electronic dealers and retailers, or in the case of defense-related products, either to government contractors or directly to U.S. and other foreign government agencies. Primarily, sales originating in North America consist of sales within the United States and Canada and, to a lesser extent, Mexico, Asia/Pacific and some Latin and South American countries. North American sales also include all defense-related product sales throughout the world. Sales originating from KVH’s Denmark office principally consist of sales into Western European countries, including the United Kingdom, France, Italy, and Spain, as well as a growing number of sales into Russia and certain Middle Eastern countries.

KVH INDUSTRIES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Unaudited, all tabular amounts in thousands except per share amounts)

(6)	Segment Reporting (continued)

KVH operates in two geographic segments, exclusively in the satellite communication, navigation and guidance equipment industry, which it considers to be a single business activity. KVH has two primary product categories: mobile satellite communication products and defense-related navigation, guidance and stabilization products. Mobile satellite communication sales and services include automotive, marine and land mobile satellite communication equipment such as satellite-based telephone, television and broadband Internet connectivity equipment. Mobile satellite communication sales also include the reselling of certain wireless broadband and telephone communication services. Defense sales and services include sales of commercial marine and defense-related navigation, guidance and stabilization equipment based upon digital compass and fiber optic sensor technology. Defense services also include development contract revenue. The following table provides, for the periods indicated, sales originating from the following geographic segments:

	North American	European	Total
Three months ended March 31, 2004
United States and Canada	$14,598	$—	$14,598
Europe	556	2,378	2,934
Other geographic areas	377	88	465
Intercompany sales	1,534	52	1,586

Subtotal	17,065	2,518	19,583
Eliminations	(1,534)	(52)	(1,586)

Net sales	$15,531	$2,466	$17,997

Segment net income (loss)	$(88)	$216	$128
Depreciation and amortization	$479	$10	$489
Total assets	$79,742	$2,786	$82,528

Three months ended March 31, 2003
United States and Canada	$9,613	$—	$9,613
Europe	1,850	1,477	3,327
Other geographic areas	120	59	179
Intercompany sales	1,257	—	1,257

Subtotal	12,840	1,536	14,376
Eliminations	(1,257)	—	(1,257)

Net sales	$11,583	$1,536	$13,119

Segment net income	$160	$23	$183
Depreciation and amortization	$370	$5	$375
Total assets	$31,309	$1,689	$32,998

(7)	Business and Credit Concentrations

Significant portions of KVH’s net sales are as follows:

	Three months ended March 31,
	2004	2003
Net sales to foreign customers outside the U.S. and Canada	18.9%	26.7%
Net sales to a single mobile satellite communications customer	18.0%	6.4%

(8)	Legal Matters

In the ordinary course of business, we are a party to legal proceedings and claims including, from time to time, disagreements with customers concerning our products and services. The Company believes that such matters will not have a material adverse effect on operations or capital resources.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The statements included in this quarterly report on Form 10-Q made by our management, other than statements of historical fact, are forward-looking statements. Examples of forward-looking statements include statements regarding our future financial results, operating results, business strategies, projected costs, products, competitive positions and plans, customer preferences, consumer trends, anticipated product development, and objectives of management for future operations. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” or the negative of these terms or other comparable terminology. Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed in the section entitled “Forward Looking Statements – Trends, Risks and Uncertainties.” These and many other factors could affect our future financial and operating results, and could cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by us or on our behalf. The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this report.

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

The following table provides, for the periods indicated, our net sales by product line category.

	Three months ended March 31,
	2004	2003
	(in thousands)
Mobile satellite communications	$13,907	$7,691
Defense	3,521	4,829
Legacy	569	599

Net sales	$17,997	$13,119

In addition to revenue from product sales, our mobile satellite communications revenue includes fees earned from product repairs, fees from resold satellite phone and Internet usage services, and certain DIRECTV account activation services provided in conjunction with the sale of our products. We provide, for a fee, third-party satellite phone and Internet airtime to our Tracphone and TracNet customers who choose to activate their subscriptions with us. Under current DIRECTV programs, we are eligible to receive a one-time new mobile account activation fee from DIRECTV for each customer who activates their DIRECTV service directly through us. Our defense revenue includes engineering services provided under long-term development contracts. To date, revenues earned from product repairs, resold satellite phone and Internet usage services, DIRECTV activations and earnings under long-term development contracts have not been a material portion of our revenues.

Our defense business is generally characterized by a small number of customers who place a small number of large dollar value orders. In the three months ended March 31, 2004, our top four defense customers, including the U.S. military as a single customer, accounted for 68.1% of our net sales attributable to defense products and 13.3% of our total net sales. In the three months ended March 31, 2003, those same four defense customers, including the U.S. military as a single customer, accounted for 27.0% of our net sales attributable to defense products and 9.9% of our total net sales. Orders for our defense products generally range in size from several hundred thousand dollars to over one million dollars. Accordingly, our quarterly net sales of defense products usually consist of only a few orders. Each order can have a significant impact on our net sales, and because our defense products generally have higher margins than our mobile satellite communications products, each order can have an impact on our net income that is disproportionately large relative to the revenue generated by the order. Moreover, customers of our defense products are governments and government contractors who generally must adhere to lengthy procurement processes, which make the timing of individual orders difficult to predict and often result in long sales cycles. Government customers and their contractors can generally cancel orders for our products for convenience.

We have historically derived a substantial portion of our revenue from sales to customers located outside of the United States and Canada. Note 6 of the Notes to the Condensed Consolidated Financial Statements on page 8 provides information regarding our sales to specific geographic regions.

In addition to our internally funded research and development efforts, we also conduct research and development activities that are funded by our customers. These activities relate primarily to the customization of our defense products to meet customer requirements. In accordance with accounting principles generally accepted in the United States of America, we account for customer-funded research as revenue, and we account for the associated research costs as cost of goods sold. As a result, some of our expenditures for research and development activities are not included in the research and development expense that we calculate and present in our statement of operations. The following table presents our total annual research effort, representing the sum of research cost of goods sold and the operating expense of research and development as described in our statement of operations. Our management believes this information is useful because it provides a better understanding of our total expenditures on research and development activities.

	Three months ended March 31,
	2004	2003
	(in thousands)
Research and development expense presented on statement of operations	$1,809	$2,115
Cost of customer-funded research and development included in cost of goods sold	250	305

Total expenditures on research and development activities	$2,059	$2,420

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures at the date of our financial statements. Our significant accounting policies are summarized in Note 1 of the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2003. The significant accounting policies that we believe are the most critical in understanding and evaluating our reported financial results include the following:

Revenue Recognition

Revenue from Product Sales.

Revenue from product sales is recognized when customer requested goods are shipped, title and risk of loss have passed and collectibility is reasonably assured. We establish reserves for potential sales returns and allowances, and evaluate, on a monthly basis, the adequacy of those reserves based upon historical experience and our expectations for future returns.

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

Satellite Service Activation and Usage Revenue.

Service activation revenue is recognized at time of activation. Satellite connectivity and usage revenues are recognized when services are provided to subscribers. To date, satellite service activation and usage revenue has not been a significant portion of KVH’s total revenue.

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

Income Taxes and Deferred Income Tax Assets and Liabilities

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss carry forwards. On a quarterly basis, we assess the recoverability of our deferred tax assets by considering whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based on the history of annual operating losses in our ongoing business, we determined that it was more likely than not that a portion of the deferred tax assets was not recoverable and therefore a valuation allowance was established. We determined that the remaining deferred tax assets were recoverable based on certain tax planning strategies. The amount of the deferred tax assets considered realizable could be reduced in the future if there are changes in the feasibility of those tax-planning strategies. Conversely, some portion or all of the previously reserved deferred tax assets could be realized in the future if we generate future earnings during the periods in which those temporary differences become deductible.

Results of Operations

The following table provides, for the periods indicated, certain financial data expressed as a percentage of net sales:

	Three months ended March 31,
	2004	2003
Net sales	100.0%	100.0%
Cost of goods sold	61.3	54.6

Gross profit	38.7	45.4
Operating expenses:
Research and development	10.0	16.1
Sales and marketing	21.3	20.0
General and administrative	6.2	7.5

Total operating expenses	37.5	43.6
Operating income	1.2	1.8
Other income (expense), net	0.0	(0.3)

Income before income tax expense	1.2	1.5
Income tax expense	(0.5)	(0.1)

Net income	0.7%	1.4%

Three Months Ended March 31, 2004 and 2003

Operating Summary

Net income for the three months ended March 31, 2004 was $0.1 million, or $0.01 per basic and diluted common share, and was less than the net income of $0.2 million, or $0.02 per basic and diluted common share, in the three months ended March 31, 2003. The 2004 results reflected a 37.2% increase in sales over 2003, offset by a 6.7 percentage point decline in gross margin and an 18.0% increase in operating expenses. The decline in gross margin from 45.4% in the first quarter of 2003 to 38.7% in the first quarter of 2004 was primarily due to a lower percentage of our higher margin military products sold in 2004 compared with 2003 and the high initial product costs of the TracVision A5 in 2004. The increase in aggregate operating expenses was primarily the result of increased sales and marketing expenditures associated with the growth in our satellite communications product sales together with the initial product launch expenses for our TracVision A5 satellite TV antenna. Additional professional fees and increased salary and salary-related expenses also contributed to the increase in operating expenses. As a percentage of revenues, operating expenses decreased by 6.1 percentage points from 43.6% in the three months ended March 31, 2003 to 37.5% in the same period in 2004.

As a result of our public offering of 2,750,000 shares of common stock in February 2004, the weighted average shares outstanding used in calculating net income per share for the three months ended March 31, 2004 was increased by approximately 1,450,000 shares. The increase in weighted average shares outstanding attributable to this public offering did not have a measurable impact on our net income per share calculation.

Net Sales

Net sales increased by $4.9 million, or 37.2%, to $18.0 million in the three months ended March 31, 2004 from $13.1 million in the same period in 2003. Sales of our mobile satellite communications products showed significant growth, increasing 80.8% to $13.9 million in the three months ended March 31, 2004 from the same period in 2003. This increase was primarily attributable to unit volume increases in our land mobile and marine satellite communications products and services, including our recently introduced TracVision A5 automotive antenna system and TracVision G8 marine antenna system. Growth in both our marine and land mobile satellite communications products primarily reflects the expanding mobile satellite and communication markets in general, our introduction of new products, and our continued focus on developing and expanding our sales to major distributors, large account retailers and original equipment manufacturers.

Defense sales decreased by $1.3 million, or 27.1%, to $3.5 million in the three months ended March 31, 2004 from $4.8 million in the same period in 2003. Decreased sales of our tactical navigation systems represented the entire decline in military sales. During the first quarter of 2003, our tactical navigation product sales reflected the impact of the U.S. military’s preparation for the conflict in Iraq. We had anticipated that sales of this product set would be lower on a year-over-year basis. Fiber optic component sales increased modestly from the first quarter of 2003 to the first quarter of 2004, in part as a result of the introduction of our new guidance product, the TG-6000 inertial measurement unit.

Legacy marine and OEM sensor shipments declined by 5.0% from the first quarter of 2003 to the first quarter of 2004. The decline in our legacy product sales is consistent with the long-term trend line for these non-strategic products.

Cost of Goods Sold

Our cost of goods sold consists of direct labor, materials, manufacturing overhead expenses and engineering costs related to customer-funded research and development efforts. Cost of goods sold increased by $3.9 million, or 54.0%, to $11.0 million in the three months ended March 31, 2004 from $7.2 million in the same period in 2003. The increase was primarily the result of increases in sales and unit volume as well as the high initial per unit cost of the TracVision A5 automotive antenna system. Customer-funded research and development costs included in cost of goods sold were approximately $250,000 in the three months ended March 31, 2004 and $305,000 in the three months ended March 31, 2003. As cost of goods sold increased in relation to revenue, gross margin decreased to 38.7% in the three months ended March 31, 2004 from 45.4% in the same period in 2003. The gross margin decline was primarily the result of a change in product mix away from higher-margin defense-related products, coupled with the high initial product cost of the TracVision A5. Manufacturing overhead expenses increased to 12.0% of sales in the first quarter of 2004 to support additional manufacturing capacity. This represents a modest increase over the 11.0% of sales level in the first quarter of 2003.

Operating Expenses

Research and development expense consists of direct labor, materials, associated overhead expenses, and other direct costs in support of our internally funded product development activities. All internal research and development costs are expensed in the period they are incurred. Total research and development expense decreased by $306,000, or 14.5%, to $1.8 million in the three months ended March 31, 2004 from $2.1 million in the same period in 2003. As a percentage of net sales, research and development expense decreased to 10.0% in the three months ended March 31, 2004 from 16.1% in the same period in 2003. The decrease reflects a normalization of engineering investment now that several major new products have been introduced, including the TracVision A5, the TracVision G8, and the TG-6000.

Sales and marketing expense consists primarily of salaries and related expenses for sales and marketing personnel, sales commissions for in-house and third party sales representatives, travel expenses, sales literature, advertising and trade shows. Sales and marketing expense increased by $1.2 million, or 45.6%, to $3.8 million in the three months ended March 31, 2004 from $2.6 million in the same period in 2003. As a percentage of net sales, sales and marketing expense increased slightly to 21.3% in the three months ended March 31, 2004 from 20.0% in the same period in 2003. The dollar increase resulted primarily from additional marketing and distribution costs to support the significant growth in our satellite communications sales. Also contributing to the increase were higher sales representative commissions that scale proportionately with sales volume, expanded large account and trade show promotions within the marine and land-mobile markets, and the initial introduction activities to support expanding market awareness of the TracVision A5.

General and administrative expense consists of costs attributable to our management, finance, accounting, management information systems, human resources, facility management, and outside professional services. General and administrative expense increased by $136,000, or 13.9%, to $1.1 million in the three months ended March 31, 2004 from $978,000 in the same period in 2003. As a percentage of net sales, general and administrative expense decreased to 6.2% in the three months ended March 31, 2004 from 7.5% in the same period in 2003. Professional fees and salary and salary-related expenses accounted for the majority of our general and administrative cost increases.

Income Taxes

In the first quarters of 2004 and 2003, we recorded foreign income tax provisions of approximately $87,000 and $10,000 on foreign income before tax of approximately $284,000 and $33,000, respectively. The $77,000 tax provision increase from 2003 to 2004 was primarily related to increased foreign subsidiary profitability. Although we recorded a net loss before income tax in the U.S., no U.S. income tax benefit was recorded because we accrued an equal and offsetting amount of deferred tax valuation allowance.

Liquidity and Capital Resources

We have historically funded our operations from product sales, net proceeds from public and private equity offerings, bank financings, proceeds received from exercises of warrants and stock options, and to a lesser extent, equipment leasing and financing arrangements. On February 13, 2004, we completed an underwritten public offering of 2,750,000 shares of our common stock at $18.75 per share. We received net proceeds of approximately $48.0 million after deducting all associated offering expenses. As of March 31, 2004, we had $47.0 million in cash and cash equivalents and $64.7 million in working capital.

For the three months ended March 31, 2004, we used $3.4 million in operating cash primarily to fund both first-quarter realized sales growth and anticipated future sales growth. More specifically, operating cash uses included $2.9 million in net accounts receivable growth resulting from our significant increase in quarterly sales, particularly during the second half of the quarter. Operating cash uses also included $2.0 million in inventory growth primarily resulting from raw material purchases to support projected increases in future period sales. Offsetting our uses of cash was a $221,000 increase in accounts payable, due mostly to timing of payments, and a $557,000 decrease in prepaid and other current assets due primarily to the reclassification of prepaid and deferred common stock offering costs into stockholders’ equity following the issuance of 2.75 million common shares on February 13, 2004 in a public offering.

Net cash used in investing activities was $659,000 for the three months ended March 31, 2004, and primarily represents acquisitions of manufacturing and other capital equipment required to support sales growth and continuing development activities. We anticipate that the level of capital expenditures during the remainder of 2004 will grow roughly in proportion to growth in sales.

Net cash provided by financing activities was $48.2 million for the three months ended March 31, 2004. In addition to the $48.0 million in proceeds, net of all offering related-expenses, received from our February 2004 public offering, we also received $193,000 from common stock issuances under our employee stock option and stock purchase programs. These proceeds were partially offset by $26,000 in principal payments on outstanding long-term debt obligations.

Currently, we have a revolving loan agreement with a bank that provides for a maximum available credit of $15.0 million and expires on July 17, 2006. We pay interest on any outstanding amounts at a rate equal to, at our option, LIBOR plus 2.0%, or the greater of the Federal Funds Effective Rate plus 0.5% or the bank’s prime interest rate. We pay monthly fees at an annual rate of 0.25% on up to $10.0 million of the unused portion of the loan facility. The loan facility advances funds using an asset availability formula based upon our eligible accounts receivable and inventory balances, less a fixed reserve amount. We may terminate the loan agreement prior to its full term without penalty, provided we give 30 days written notice to the bank. As of March 31, 2004, no borrowings were outstanding under the facility.

On January 11, 1999, we entered into a mortgage loan in the amount of $3.0 million. The note term is 10 years, with a principal amortization of 20 years at a fixed rate of interest of 7.0%. Land, building and improvements secure the mortgage loan. The monthly mortgage payment is $23,259, including interest and principal. Due to the difference in the term of the note and amortization of the principal, a balloon payment of $2.0 million is due on February 1, 2009. We paid principal of $24,350 during the three months ended March 31, 2004. As of March 31, 2004, $2,579,535 of loan principal remained outstanding. Under the mortgage loan we may prepay our outstanding loan balance subject to certain early termination charges as defined in the mortgage loan agreement.

We believe that the $48.0 million net proceeds from our February 2004 equity offering, together with our existing working capital, will be adequate to meet planned operating and capital requirements through the foreseeable future. However, as the need or opportunity arises, we may seek to raise additional capital through public or private sales of securities or through additional debt financing. There are no assurances that we will be able to obtain any additional funding or that such funding will be available on acceptable terms.

Recent Accounting Pronouncements

In December 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 104 or SAB 104, “Revenue Recognition,” which supersedes SAB 101, “Revenue Recognition in Financial Statements.” SAB 104’s primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superseded as a result of the issuance of EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” The issuance of SAB 104 reflects the concepts contained in EITF 00-21; the other revenue recognition concepts contained in SAB 101 remain largely unchanged. The application of SAB 104 did not have a material impact on our financial position or results of operations.

Contractual Obligations and Other Commercial Commitments

As of March 31, 2004, our contractual commitments consisted of a mortgage loan, facility leases and equipment leases. The principal repayment of the mortgage loan is based on a 20-year amortization schedule, but the term is 10 years, requiring a balloon payment of $2.0 million on February 1, 2009. There are no loan-to-value covenants in the loan that would require early pay-down of the mortgage if the market value of the property should decline. We are also obligated under multi-year facility leases that terminate in 2005. Our other operating leases represent vehicle and equipment operating leases.

The following table summarizes our obligations under these commitments at March 31, 2004:

	Payment Due by Period
Contractual Obligations	Total	Less than 1 Year	1–3 Years	3-5 Years	More than 5 Years
	(In thousands)
Mortgage and other loans	$2,588	$110	$226	$2,252	$—

Facility lease obligations	271	245	26	—	—
Other operating lease obligations	151	96	49	6	—

Total	$3,010	$451	$301	$2,258	$—

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

We may not be profitable in the future.

We have a history of unprofitable operations. Although we generated net income during the three months ended March 31, 2004 and 2003, we incurred net annual losses of $1.5 million in both 2003 and 2002 and $6.3 million in 2001. As of March 31, 2004, we had an accumulated deficit of $11.2 million.

The market for our mobile satellite TV products for minivans, SUVs and other passenger vehicles is new and emerging, and our business may not grow as we expect.

Our TracVision A5 is the first commercially available, low profile mobile satellite TV antenna practical for use on minivans, SUVs and other passenger vehicles, and we began shipping the TracVision A5 in September 2003. Accordingly, the market for this product is new and emerging. Consumers may not respond favorably to live satellite TV in passenger vehicles, and the market may not accept the TracVision A5. The early stage of development of this market makes it difficult for us to predict customer demand accurately. For example, sales of the TracVision A5 in the fourth quarter of 2003 were below our expectations, due in part to production delays resulting from component supply issues in the quarter. Although we believe we have addressed the issues in our production process, similar issues or other latent defects in the TracVision A5 could adversely affect sales.

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

In addition, in order for us to meet our sales objectives for the TracVision A5 for the remainder of 2004, it is important that we achieve certain key sales and marketing milestones. For example, we believe we need to develop a marketing relationship with a satellite service provider, establish initial accounts with key van and SUV conversion manufacturers, develop broad consumer awareness of the product, and expand our distribution network. If we are unable to accomplish these milestones in a timely manner, we may not achieve our sales objectives for the TracVision A5.

We expect that others will introduce competing mobile satellite TV antennas for automobiles.

Our TracVision A5 is the first commercially available, low profile mobile satellite TV antenna for use on minivans, SUVs and other passenger vehicles. Any advantage we may have may erode as others enter this market. In January 2004, Delphi Corp., a prominent supplier of automotive parts, demonstrated a prototype mobile satellite TV antenna that can be integrated into the roof of a luxury SUV. The product, which Delphi announced would be commercialized in coming years, includes antenna technology developed by Motia, Inc., a semiconductor company focused on enabling antennas for wireless systems providers. Motia expects to offer a separate product for the automotive after-market. MotoSAT has announced its intention to introduce a low-profile phased-array satellite antenna manufactured by Skygate potentially later in 2004. Winegard has also announced a low-profile in-motion satellite TV antenna compatible with DIRECTV. ERA Technology Ltd. has announced that it has developed a low-profile scanning antenna allowing direct broadcast satellite TV services. These satellite antenna products may have a slightly lower profile than the TracVision A5’s five-inch profile, and customers may prefer antennas integrated into the vehicle roof or antennas with a lower profile. In addition, Delphi and SIRIUS Satellite Radio announced in January 2004 that they intend to introduce in 2005 a service offering several video channels through SIRIUS’ existing satellite radio system. Customers may delay purchasing the TracVision A5 in anticipation of the release of any of these products. Competition from any of these products could impair our ability to sell the TracVision A5 and may force us to reduce the price of the TracVision A5. Moreover, Delphi’s long-term relationships with automobile manufacturers may give it a significant advantage in selling mobile satellite TV antennas to those manufacturers.

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

We derive a substantial portion of our defense revenues from a small number of customers. In the three months ended March 31, 2004, our top four defense customers, including the U.S. military as a single customer, accounted for 68.1% of our net sales attributable to defense products and 13.3% of our total net sales. In the three months ended March 31, 2003, those same four defense customers, including the U.S. military as a single customer, accounted for 27.0% of our net sales attributable to defense products and 9.9% of our total net sales. The loss of any of these customers would substantially reduce our net sales and results of operations and could seriously harm our business.

Sales of TACNAV and our other defense products generally consist of a few large orders, and the delay or cancellation of a single order would substantially reduce our net sales.

Unlike our mobile satellite communications products, TACNAV and our other defense products are purchased through orders that generally range in size from several hundred thousand dollars to over one million dollars. As a result, the delay or cancellation of a single order could materially reduce our net sales and results of operations. Because our defense products typically have higher margins than our mobile satellite communications products, the loss of a large order for defense products could have a disproportionately adverse effect on our net sales and results of operations.

Shifts in our product mix toward our mobile satellite communications products may reduce our overall gross margins.

Our mobile satellite communications products have historically had lower product margins than our defense products. In the first quarter of 2004, sales of our mobile satellite communications products grew while sales of defense products declined compared to the first quarter of 2003. If this change in the mix profile of satellite communications and defense products were to continue, it could result in lower gross margins in the future.

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

Similarly, our Tracphone and TracNet products currently depend on satellite services provided by third parties. We rely on Inmarsat for satellite communications services for our Tracphone products. We rely on Bell ExpressVu for TracNet service in North America and Telemar for TracNet service in Europe. We also rely on Globalstar, a subsidiary of Thermo Capital Partners LLC, for the satellite return link for TracNet.

If any of our vendors were unable to fulfill their obligations, we would need to seek alternate suppliers. In that case, we may be required to retrofit or upgrade hardware and software as necessary to ensure the continued operation of the affected products. We may incur significant delays and expenses in our efforts to make the necessary changes, and those efforts may be unsuccessful. Moreover, we may not be successful in identifying and entering into appropriate agreements with replacement suppliers on commercially reasonable terms, which would impair our ability to offer the affected products. Similarly, we may lose the goodwill of existing customers if any currently installed products cease to work for any extended period. Any such outcome could lead to a substantial reduction in sales.

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

Our net sales and operating results could decline due to general economic trends or declines in consumer spending.

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

The markets for mobile satellite communications products and defense navigation, guidance and stabilization products are each characterized by rapid technological change, frequent new product innovations, changes in customer requirements and expectations and evolving industry standards. If we fail to make innovations in our existing products and reduce the costs of our products, our market share may decline. Products using new technologies, or emerging industry standards, could render our products obsolete. If our competitors successfully introduce new or enhanced products that eliminate technological advantages our products may have in a certain market or otherwise outperform our products, or are perceived by consumers as doing so, we may be unable to compete successfully in the markets affected by these changes. For example, other companies have recently announced their intentions to offer low-profile in-motion satellite antennas in the near future. These products will compete with our TracVision A5 and may offer more attractive performance, pricing and other features.

If we cannot effectively manage our growth, our business may suffer.

Recently, we have expanded our operations to pursue existing and potential market opportunities. This growth has placed, and is expected to continue to place, a strain on our personnel, management, financial, and other resources. If we fail to manage our growth properly, we may incur unnecessary expenses and the efficiency of our operations may decline. In order to pursue successfully the opportunities presented by the emerging TracVision A5 market, we must continue to expand our operations. To manage our growth effectively, we must, among other things:

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

To meet our growth objectives, we must attract and retain highly skilled technical, operational, managerial, and sales and marketing personnel. If we fail to attract and retain the necessary personnel, we may be unable to achieve our business objectives and may lose our competitive position, which could lead to a significant decline in net sales. We face significant competition for these skilled professionals from other companies, research and academic institutions, government entities and other organizations.

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

In the defense navigation, guidance and stabilization markets, we compete primarily with Honeywell International Inc., Kearfott Guidance & Navigation Corporation, Leica Microsystems AG, Northrop Grumman Corporation and Smiths Group PLC. In the market for mobile satellite communications products, we compete with a variety of companies. In the land mobile market for satellite TV communications equipment, we compete directly with King Controls, MotoSAT, TracStar Systems, Inc., and Winegard Company. In the land mobile market for Internet communications equipment, we compete directly with Hughes Electronics Corporations’s DIRECWAY service and indirectly with cellular telephone service providers, whose services are substantially cheaper than TracNet. In the marine market for satellite TV communications equipment, we compete with Navigator Technology, Orbit Satellite Television & Radio Network and Sea Tel. In the marine market for telephone, fax, data and Internet communications equipment, we compete with Furuno Electric Co., Ltd., Globalstar LP, Iridium Satellite LLC, Japan Radio Company and Nera ASA. Among the factors that may affect our ability to compete in our markets are the following:

•	any of our primary competitors are well established companies that have substantially greater financial, managerial, technical, marketing, personnel and other resources than we do;
•	product improvements or price reductions by competitors may weaken customer acceptance of our products; and
•	our competitors may have lower production costs than we do, which may enable them to compete more aggressively in offering discounts and other promotions.

Our international business operations expose us to a number of difficulties in coordinating our activities abroad and in dealing with multiple regulatory environments.

Sales to customers outside the United States and Canada accounted for approximately 18.9% and 26.7% of our net sales in the three months ended March 31, 2004 and 2003, respectively. We have only one foreign sales office, which is located in Denmark, and we otherwise support our international sales from our operations in the United States. Our limited operations in foreign countries may impair our ability to compete successfully in international markets and to meet the service and support needs of our customers in countries where we have no infrastructure. We are subject to a number of risks associated with our international business activities, which may increase our costs and require significant management attention. These risks include:

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

If we are unable to maintain adequate product liability insurance, we may have to pay significant monetary damages in a successful product liability claim against us.

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

If we are required to account for stock options as a compensation expense, our reported net income and earnings per share will be reduced.

We currently expect that changes in accounting standards or regulations will require us to record the fair market value of stock options and other forms of equity compensation as a compensation expense in our financial statements. We currently grant all employee options with an exercise price equal to fair market value and do not record compensation expense in connection with the grants. Accordingly, if such a change occurs, our reported net income and earnings per share will be reduced.

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

We face new corporate governance requirements under the Sarbanes-Oxley Act of 2002, as well as rules adopted by the SEC and the Nasdaq Stock Market. We expect that these laws, rules and regulations will increase our legal and financial compliance costs and make some activities more difficult, time consuming and costly. We also expect that these new requirements will make it more difficult and more expensive for us to maintain director and officer liability insurance. We may be required to accept reduced coverage or incur significantly higher costs to obtain coverage. These new requirements are also likely to make it more difficult for us to attract and retain qualified individuals to serve as members of our board of directors or committees of the board, particularly the audit committee.

The market price of our common stock may be volatile.

Our stock price has been volatile. From January 1, 2003 to March 31 2004, the trading price of our common stock ranged from $8.62 to $34.73. Many factors may cause the market price of our common stock to fluctuate, including:

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk exposure is in the area of foreign currency exchange risk. We are exposed to currency exchange rate fluctuations related to our subsidiary operations in Denmark. Certain operations in Denmark are transacted in the Danish Krone or Euro and reported in the U.S. dollar, the functional currency. We have not engaged in material formal currency hedging activities and any gains or losses resulting from currency transactions have not been material.

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

To the extent that we borrow against our credit facility, we will be subject to interest rate risk. There were no borrowings outstanding at March 31, 2004.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our President and Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our President and Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we record, process, summarize and report the information we must disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, within the time periods specified in the SEC’s rules and forms.

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

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2004, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the ordinary course of business, we are a party to legal proceedings and claims including, from time to time, disagreements with customers concerning our products and services. The Company believes that such matters will not have a material adverse effect on operations or capital resources.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

31.1	Rule 13a-14(a)/15d-14(a) certification of principal executive officer
31.2	Rule 13a-14(a)/15d-14(a) certification of principal financial officer
32.1	Section 1350 certification of principal executive officer
32.2	Section 1350 certification of principal financial officer

(b) Reports Filed on Form 8-K:

On January 6, 2004, we filed a current report on Form 8-K, pursuant to Items 5, 7 and 12, which provided an update for the fiscal quarter ended December 31, 2003.

On January 23, 2004, we filed a current report on Form 8-K, pursuant to Items 5 and 7, to file a copy of our amended, restated and corrected by-laws as approved by our Board of Directors on January 16, 2004.

On January 29, 2004, we filed a current report on Form 8-K, pursuant to Item 5, to update the description of our capital stock included in our registration statement on Form 8-A filed on March 26, 1996.

On February 10, 2004, we filed current report on Form 8-K, pursuant to Items 5 and 7, to report that we had priced our previously announced public offering of common stock and to file certain documents relating to the offering.

On February 19, 2004, we furnished a current report on Form 8-K, pursuant to Item 12, which reported our financial results for the fiscal quarter ended December 31, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 7, 2004

KVH Industries, Inc.

By:	/s/ Patrick J. Spratt
Patrick J. Spratt
(Duly Authorized Officer and Chief Financial and Accounting Officer)