Form 10-Q
period 2004-06-30
KVH INDUSTRIES INC \DE\
filed 2004-08-06
CIK 1007587

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2004

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

YES ☒    NO ☐

Indicate by an (X) whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES ☒    NO ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Date	Class	Outstanding shares
July 30, 2004	Common Stock, par value $0.01 per share	14,441,875

KVH INDUSTRIES, INC. AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

KVH INDUSTRIES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$12,062,175	$2,848,755
Marketable securities	35,049,532	—
Accounts receivable, net of allowance for doubtful accounts of approximately $154,000 in 2004 and $120,000 in 2003	9,328,701	11,353,175
Costs and estimated earnings in excess of billings on uncompleted contracts	489,041	415,415
Inventories	11,014,086	6,298,151
Prepaid expenses and other deposits	744,271	1,229,064
Deferred income taxes	512,904	650,157

Total current assets	69,200,710	22,794,717

Property and equipment, net	8,678,803	8,722,854
Other assets, less accumulated amortization of approximately $827,000 in 2004 and $764,000 in 2003	252,189	315,201
Deferred income taxes	2,238,430	2,238,430

Total assets	$80,370,132	$34,071,202

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,689,797	$3,590,494
Accrued compensation and employee-related expenses	1,811,558	1,646,776
Accrued professional fees and license and settlement costs	856,072	644,121
Accrued loss on TracVision A5 non-cancelable purchase commitments	1,629,970	—
Accrued product warranty costs	516,138	139,689
Accrued other	548,442	75,692
Current portion of long-term debt	110,423	109,954
Customer deposits	27,422	27,422

Total current liabilities	9,189,822	6,234,148

Long-term debt, excluding current portion	2,451,200	2,503,881

Total liabilities	11,641,022	8,738,029

Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 1,000,000 shares; none issued	—	—
Common stock, $0.01 par value. Authorized 20,000,000 shares; issued and outstanding 14,430,536 as of June 30, 2004 and 11,590,103 as of December 31, 2003	144,305	115,901
Additional paid-in capital	84,739,301	36,505,751
Accumulated deficit	(16,108,349)	(11,288,479)
Other comprehensive loss	(46,147)	—

Total stockholders’ equity	68,729,110	25,333,173

Total liabilities and stockholders’ equity	$80,370,132	$34,071,202

See accompanying Notes to Condensed Consolidated Financial Statements.

ITEM 1.	Financial Statements (continued)

KVH INDUSTRIES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Net sales	$14,532,123	$14,384,424	$32,529,001	$27,503,094
TracVision A5 revaluation charge	2,413,420	—	2,413,420	—
All other cost of sales	9,947,088	7,808,259	20,971,394	14,968,469

Total costs of sales	12,360,508	7,808,259	23,384,814	14,968,469
Gross profit	2,171,615	6,576,165	9,144,187	12,534,625
Operating expenses:
Research & development	1,810,465	2,311,062	3,619,219	4,425,564
Sales & marketing	3,828,088	2,600,100	7,662,357	5,232,780
Administration	1,513,358	1,101,793	2,627,336	2,079,618

Income (loss) from operations	(4,980,296)	563,210	(4,764,725)	796,663
Other expense:
Other income (expense)	131,884	(44,680)	173,066	(46,469)
Interest expense, net	(48,778)	(39,545)	(90,958)	(78,235)

Income (loss) before income taxes	(4,897,190)	478,985	(4,682,617)	671,959
Income tax expense	(50,610)	(41,020)	(137,253)	(51,006)

Net income (loss)	$(4,947,800)	$437,965	$(4,819,870)	$620,953

Per share information:
Earnings (loss) per share
Basic	$(0.34)	$0.04	$(0.35)	$0.06

Diluted	$(0.34)	$0.04	$(0.35)	$0.05

Number of shares used in per share calculation:
Basic	14,419,542	11,329,443	13,750,522	11,283,661

Diluted	14,419,542	11,939,341	13,750,522	11,845,926

See accompanying Notes to Condensed Consolidated Financial Statements.

ITEM 1.	Financial Statements (continued)

KVH INDUSTRIES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30,
	2004	2003
Operating activities:
Net income (loss)	$(4,819,870)	$620,953
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,001,201	800,618
Deferred income taxes	137,253	51,006
Provision for doubtful accounts	100,505	—
Loss on disposal of equipment	104,603	—
TracVision A5 revaluation and related charges	2,465,545	—
Changes in operating assets and liabilities:
Accounts and contracts receivable	1,923,969	(766,666)
Costs and estimated earnings in excess of billings on uncompleted contracts	(73,626)	157,912
Inventories	(5,551,510)	(231,342)
Prepaid expenses and other deposits	104,311	(49,114)
Accounts payable	99,303	714,721
Accrued expenses	1,225,932	141,861
Customer deposits	—	(60,435)

Net cash provided by (used in) operating activities	(3,282,384)	1,379,514

Investing activities:
Purchase of marketable securities	(35,095,679)	—
Capital expenditures	(1,003,838)	(1,106,998)
Proceeds from sale of equipment	5,097	—

Net cash used in investing activities	(36,094,420)	(1,106,998)

Financing activities:
Repayments of long-term debt	(52,212)	(45,817)
Proceeds from sale of common stock, net	48,369,719	—
Employee stock option and stock purchase transactions	272,717	932,757

Net cash provided by financing activities	48,590,224	886,940

Net increase in cash and cash equivalents	9,213,420	1,159,456
Cash and cash equivalents at beginning of period	2,848,755	7,239,255

Cash and cash equivalents at end of period	$12,062,175	$8,398,711

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$90,424	$106,363

See accompanying Notes to Condensed Consolidated Financial Statements.

ITEM 1.	Financial Statements (continued)

KVH INDUSTRIES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Unaudited, all tabular amounts in thousands except per share amounts)

(1)	Basis of Presentation

The accompanying Condensed Consolidated Financial Statements of KVH Industries, Inc., and its wholly owned subsidiary, KVH Europe A/S (collectively, the Company), have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q and Regulation S-X. All intercompany accounts and transactions have been eliminated in consolidation. The Condensed Consolidated Financial Statements have not been audited by independent public accountants, but include all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations, and cash flows for the periods presented. These Condensed Consolidated Financial Statements do not include all disclosures associated with annual financial statements and accordingly should be read in conjunction with the Company’s Consolidated Financial Statements and related notes included in the Company’s Annual Report on Form 10-K filed on March 15, 2004 with the Securities and Exchange Commission. Copies of the Company’s Form 10-K are available upon request. The results for the three and six months ended June 30, 2004 are not necessarily indicative of operating results for the remainder of the year.

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

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Net income (loss) as reported	$(4,948)	$438	$(4,820)	$621
Compensation expense under SFAS 123, net of tax at expected tax rate for the period	(439)	(164)	(823)	(291)

Pro forma net income (loss)	$(5,387)	$274	$(5,643)	$330

Income (loss) per share – basic
As reported	$(0.34)	$0.04	$(0.35)	$0.06

Pro forma	$(0.37)	$0.02	$(0.41)	$0.03

Income (loss) per share – diluted
As reported	$(0.34)	$0.04	$(0.35)	$0.05

Pro forma	$(0.37)	$0.02	$(0.41)	$0.03

(3)	Income per Common Share

Basic net income per share is calculated based on the weighted average number of common shares outstanding during the period. Diluted net income per share incorporates the dilutive effect of common stock equivalent options, warrants and other convertible securities, if any, as determined in accordance with the treasury-stock accounting method.

For the three and six months ended June 30, 2004, common stock equivalents equaled approximately 318,000 and 267,000, respectively, and have been excluded from the calculation of weighted average number of diluted common shares, as their effect would be antidilutive. Total common stock options outstanding as of June 30, 2004 and 2003 equaled 1,132,466 and 1,050,253, respectively.

KVH INDUSTRIES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Unaudited, all tabular amounts in thousands except per share amounts)

(3)	Income per Common Share (continued)

A reconciliation of weighted average common shares outstanding to weighted average common shares outstanding assuming dilution is as follows:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Net income (loss)	$(4,948)	$438	$(4,820)	$621

Weighted average common shares outstanding – basic	14,420	11,329	13,751	11,284
Incremental common shares issuable: stock options	—	610	—	562

Weighted average common shares outstanding assuming dilution	14,420	11,939	13,751	11,846
Income (loss) per share – Basic	$(0.34)	$0.04	$(0.35)	$0.06

Income (loss) per share – Diluted	$(0.34)	$0.04	$(0.35)	$0.05

(4)	Cash, cash equivalents and marketable securities

In accordance with the Company’s investment policy, cash in excess of operational needs is invested in investment grade corporate and U.S. government debt as well as certain asset backed securities. The Company considers all highly liquid investments with an original maturity of ninety days or less, as of the date of purchase, to be cash equivalents. The Company determines the appropriate classification of marketable securities at each balance sheet date. Available-for-sale marketable securities are carried at their fair value with unrealized gains and losses included in accumulated other comprehensive income (loss) in the accompanying balance sheet.

(5)	Inventories

Inventories are stated at the lower of cost or market using the first-in first-out costing method. Inventories as of June 30, 2004, and December 31, 2003, include the costs of material, labor, and factory overhead. Inventories consist of the following:

	June 30, 2004	December 31, 2003
Raw materials	$5,948	$4,571
Work in process	331	49
Finished goods	4,735	1,678

	$11,014	$6,298

In July 2004, KVH initiated a new pricing initiative for the TracVision A5 mobile satellite antenna. As a result of the associated price reduction, and in accordance with Accounting Research Bulletin 43, KVH recognized $2.6 million in TracVision A5 inventory revaluation and other related pricing initiative losses. Total charges for both the three and six month periods ended June 30, 2004 were as follows:

Loss on non-cancelable future purchase commitments	$1,480
Revaluation of current inventory to net realizable value	836
Loss on disposal of TracVision A5 tooling and equipment (1)	97

TracVision A5 revaluation charge recognized in cost of sales	$2,413
Other TracVision A5 pricing initiative charges not included in cost of sales	150

Total TracVision A5 revaluation and other charges	$2,563

(1)	For presentation purposes, loss on disposal of TracVision A5 tooling and equipment was included within the Statement of Cash Flow caption - Loss on disposal of equipment.

KVH INDUSTRIES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Unaudited, all tabular amounts in thousands except per share amounts)

(6)	Common Stock Issuance

On February 13, 2004, KVH completed an underwritten public offering of 2,750,000 shares of its common stock at $18.75 per share. Net proceeds to KVH, after deducting all associated financing expenses, were approximately $48.0 million and are expected to be used for working capital and general corporate purposes. Financing expenses totaled approximately $3.6 million and included $2.8 million in underwriters’ fees. As of December 31, 2003, approximately $380,000 in deferred financing fees was included within prepaid expenses and other deposits.

(7)	Comprehensive income (loss)

Comprehensive loss includes net loss and other comprehensive income (loss). Other comprehensive income (loss) includes certain changes in equity that are excluded from net loss. Specifically, the effects of unrealized gains or losses on available-for-sale marketable securities are separately included in accumulated other comprehensive income (loss) within stockholders’ equity.

For the three and six months ended June 30, 2004 and 2003, the Company’s comprehensive income (loss) is as follows:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Net income (loss)	$(4,948)	$438	$(4,820)	$621
Unrealized loss on available-for-sale securities	(46)	—	(46)	—

Total comprehensive income (loss)	$(4,994)	$438	$(4,866)	$621

(8)	Segment Reporting

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

KVH operates in two geographic segments, exclusively in the satellite communication, navigation and guidance equipment industry, which it considers to be a single business activity. KVH has two primary product categories: mobile satellite communication products and defense-related navigation, guidance and stabilization products. Mobile satellite communication sales and services include automotive, marine and land mobile satellite communication equipment such as satellite-based telephone, television and broadband Internet connectivity equipment. Mobile satellite communication sales also include the reselling of certain wireless broadband and telephone communication services. Defense sales and services include sales of defense-related communication, navigation, guidance and stabilization equipment based upon digital compass and fiber optic sensor technology. Defense services also include development contract revenue.

KVH INDUSTRIES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Unaudited, all tabular amounts in thousands except per share amounts)

(8)	Segment Reporting (continued)

The following table provides, for the periods indicated, sales originating from the following geographic segments:

	North American	European	Total
Three months ended June 30, 2004
Sales to: United States and Canada	$10,732	$—	$10,732
Europe	297	2,613	2,910
Other geographic areas	700	190	890
Intercompany sales	1,996	2	1,998

Subtotal	13,725	2,805	16,530
Eliminations	(1,996)	(2)	(1,998)

Net sales	$11,729	$2,803	$14,532

Segment net income (loss)	$(5,049)	$101	$(4,948)
Depreciation and amortization	$502	$10	$512
Total assets	$76,999	$3,371	$80,370
Three months ended June 30, 2003
Sales to: United States and Canada	$11,204	$—	$11,204
Europe	513	1,625	2,138
Other geographic areas	947	95	1,042
Intercompany sales	1,191	—	1,191

Subtotal	13,855	1,720	15,575
Eliminations	(1,191)	—	(1,191)

Net sales	$12,664	$1,720	$14,384

Segment net income	$345	$93	$438
Depreciation and amortization	$420	$6	$426
Total assets	$32,669	$2,180	$34,849
Six months ended June 30, 2004
Sales to: United States and Canada	$24,898	$—	$24,898
Europe	853	4,991	5,844
Other geographic areas	1,509	278	1,787
Intercompany sales	3,530	54	3,584

Subtotal	30,790	5,323	36,113
Eliminations	(3,530)	(54)	(3,584)

Net sales	$27,260	$5,269	$32,529

Segment net income (loss)	$(5,137)	$317	$(4,820)
Depreciation and amortization	$981	$20	$1,001
Six months ended June 30, 2003
Sales to: United States and Canada	$19,224	$—	$19,224
Europe	2,362	3,102	5,464
Other geographic areas	2,661	154	2,815
Intercompany sales	2,448	—	2,448

Subtotal	26,695	3,256	29,951
Eliminations	(2,448)	—	(2,448)

Net sales	$24,247	$3,256	$27,503

Segment net income	$505	$116	$621
Depreciation and amortization	$790	$11	$801

KVH INDUSTRIES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Unaudited, all tabular amounts in thousands except per share amounts)

(9)	Business and Credit Concentrations

Significant portions of KVH’s net sales are as follows:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Net sales to foreign customers outside the U.S. and Canada	26.1%	22.1%	23.5%	30.1%
Net sales to mobile satellite communications customer A	5.0%	11.3%	12.2%	9.0%
Net sales to mobile satellite communications customer B	11.0%	6.0%	9.0%	6.6%

(10)	Legal Matters

In April 2004, the U.S. Government notified KVH that a former KVH employee filed a civil action in Federal District Court in April, 2003, on his own behalf and on behalf of the United States of America, alleging: (i) wrongful termination of employment; and (ii) violations of the False Claims Act in connection with the sale of products to the U.S. Government or its contractors. The complaint in the action had been placed under seal by the Federal District Court and the plaintiff ordered not to serve the complaint on KVH in order to permit the U.S. Government to conduct an investigation into the factual allegations of the complaint for the purpose of deciding whether to intervene as a plaintiff in the litigation. Although the government investigation is still ongoing, the government filed a Notice of Intention to Decline Intervention earlier this year and the court unsealed the complaint on May 11, 2004. As of August 4, 2004, the complaint had not been served on KVH. KVH is fully cooperating with the U.S. Government in its investigation and believes the plaintiff’s claims are without merit.

On July 21, 2004, a complaint commencing a potential class action was filed in the U.S. District Court for the District of Rhode Island by Sekuk Global Enterprises in which KVH, and certain of its officers were named as defendants. The suit asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 of the Securities Exchange Act on behalf of purchasers of our securities between January 6, 2004, and July 2, 2004. Similar complaints were filed on July 27, 2004 and July 30, 2004. The civil action brought on July 27, 2004 identifies a class period from October 1, 2003 through July 2, 2004 and the civil action brought on July 30, 2004 identifies a class period from January 6, 2004 through July 2, 2004. We believe that these matters are without merit and will aggressively defend ourselves against all such claims.

Additionally, in the ordinary course of business, KVH is a party to inquiries, legal proceedings and claims including, from time to time, disagreements with customers and vendors.

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

We generate revenue primarily from the sale of our mobile satellite communications and defense products. We also generate a portion of our revenues from the sale of our legacy recreational navigation systems. Our legacy navigation product line primarily includes digital compass-based navigation products for the marine market.

The following table provides, for the periods indicated, our net sales by product line category.

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
	(in thousands)		(in thousands)
Mobile satellite communications	$12,344	$9,262	$26,251	$16,953
Defense	1,907	4,295	5,428	9,124
Legacy	281	827	850	1,426

Net sales	$14,532	$14,384	$32,529	$27,503

In addition to revenue from product sales, our mobile satellite communications revenue includes fees earned from product repairs, fees from the resale of satellite phone and Internet usage services, and certain DIRECTV account activation services provided in conjunction with the sale of our products. We provide, for a fee, third-party satellite phone and Internet airtime to our Tracphone and TracNet customers who choose to activate their services with us. Under current DIRECTV programs, we are eligible to receive a one-time new mobile account activation fee from DIRECTV for each customer who activates their DIRECTV service directly through us. Our defense revenue includes engineering services provided under extended-term development contracts. To date, revenues earned from product repairs, resale of satellite phone and Internet usage services, DIRECTV activations and earnings under extended-term development contracts have not been a material portion of our revenues.

Our defense business is generally characterized by a small number of customers who order a small number of discrete and relatively large dollar value orders. Based upon sales through the first half of 2004, our top four defense customers, including the U.S. military as a single customer, accounted for 17.5% and 50.6% of our net sales attributable to defense products and 2.3% and 8.5%, of our total net sales, in the three months and six months ended June 30, 2004, respectively. In the three and six-month periods ended June 30, 2003, the same four defense customers, including the U.S. military as a single customer, accounted for 61.3% and 40.5%, respectively, of our net sales attributable to defense products and 18.3% and 13.4%, respectively, of our total net sales. The top customer list can change significantly from quarter to quarter. Orders for our defense products generally range in size from several hundred thousand dollars to more than one million dollars. Accordingly, our quarterly net sales of defense products usually consist of only a few orders. Each order can have a significant impact on our net sales, and because our defense products generally have higher margins than our mobile satellite communications products, each order can have an impact on our net income that is disproportionately large relative to the revenue generated by the order. Moreover, customers of our defense products are governments and government contractors who generally must adhere to lengthy procurement processes, which make the timing of individual orders difficult to predict and often result in long sales cycles. Government customers and their contractors can generally cancel orders for our products for convenience.

We have historically derived a substantial portion of our revenue from sales to customers located outside of the United States and Canada. Note 8 of the Notes to the Condensed Consolidated Financial Statements on page 9 provides information regarding our sales to specific geographic regions.

In addition to our internally funded research and development efforts, we also conduct research and development activities that are funded by our customers. These activities relate primarily to the customization of our defense products to meet customer requirements. In accordance with accounting principles generally accepted in the United States of America, we account for customer-funded research as revenue, and we account for the associated research costs as cost of goods sold. As a result, some of our expenditures for research and development activities are not included in the research and development expense that we calculate and present in our statement of operations. The following table presents our total research efforts, representing the sum of research, cost of goods sold and the operating expense of research and development as described in our statement of operations. Our management believes this information is useful because it provides a better understanding of our total expenditures on research and development activities.

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
	(in thousands)		(in thousands)
Research and development expense presented on statement of operations	$1,810	$2,311	$3,619	$4,426
Cost of customer-funded research and development included in cost of goods sold	153	253	403	558

Total expenditures on research and development activities	$1,963	$2,564	$4,022	$4,984

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures at the date of our financial statements. Our significant accounting policies are summarized in Note 1 of the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2003. The accounting policies that we believe are the most beneficial in understanding and evaluating our reported financial results include the following:

Revenue Recognition

Revenue from Product Sales

Revenue from product sales is recognized when persuasive evidence of an arrangement exists, goods are shipped, title and risk of loss have passed and collectibility is reasonably assured. We establish reserves for potential sales returns and allowances, and evaluate, on a monthly basis, the adequacy of those reserves based upon historical experience and our expectations for future returns.

Contracted Service Revenue

Engineering service revenue under extended-term development contracts is recognized during the period in which we perform the development efforts in accordance with the performance criteria as established under the agreement. Performance is determined principally by comparing the accumulated costs incurred to date with management’s estimate of the total cost to complete the contracted work. Revisions to costs and income estimates are reflected in the period in which the facts that require revision become known. Any advance payments arising from such extended-term development contracts are deferred and recognized as revenue when earned. If, in any period, estimated total costs under a contract indicate a loss, then such loss is provided for in that period. To date, contracted service revenue has not been a significant portion of our total revenue.

Product Service Revenue

Revenue from services other than under extended-term development contracts is recognized when completed services are provided to the customer and collectibility is reasonably assured. To date, product service revenue has not been a significant portion of our total revenue.

Satellite Service Activation and Usage Revenue

Service activation revenue is recognized at time of activation. Satellite connectivity and usage revenues are recognized when services are provided to subscribers. To date, satellite service activation and usage revenue has not been a significant portion of our total revenue.

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

Inventories

Inventory is valued at the lower of cost or market. We regularly review current inventory quantities on hand, actual and projected sales volumes, as well as current and anticipated selling prices of our products. Where there is evidence that the utility of goods, in their distribution in the ordinary course of business, will be less than the recorded cost, whether due to competitive pricing pressures, implemented or anticipated strategic price reduction initiatives, physical deterioration, obsolescence, or other causes, the difference is recognized as a loss in the current period. This is generally accomplished by stating such goods at a lower level commonly designated as market. Carrying values of any products or inventory components identified as having costs in excess of market are reduced by such amounts to ensure net capitalized costs do not exceed the net realizable value.

Accrued net losses on firm purchase commitments for goods for inventory, derived from, and measured in the same way as inventory losses are also recognized in the current period.

Generally, our inventory does not become obsolete because the materials we use are typically interchangeable among various product offerings. If we overestimate projected sales or anticipated selling prices, our inventory might be overvalued, and we would have to reduce our inventory valuation accordingly.

Income Taxes and Deferred Income Tax Assets and Liabilities

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss carry forwards. On a quarterly basis, we assess the recoverability of our deferred tax assets by considering whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based on the history of annual operating losses in our ongoing business, we determined that it was more likely than not that a portion of the deferred tax assets was not recoverable and therefore a valuation allowance was established. We determined that the remaining deferred tax assets were recoverable based on certain tax planning strategies. The amount of the deferred tax assets considered realizable could be reduced in the future if there are changes in the feasibility of those tax-planning strategies. Conversely, some, or all of the previously reserved deferred tax assets could be realized in the future if we generate future earnings during the periods in which those temporary differences become deductible.

Results of Operations

The following table provides, for the periods indicated, certain financial data expressed as a percentage of net sales:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Net sales	100.0%	100.0%	100.0%	100.0%
TracVison A5 revaluation charge	16.6	—	7.4	—
Other cost of goods sold	68.5	54.3	64.5	54.4

Total cost of goods sold	85.1	54.3	71.9	54.4
Gross profit	14.9	45.7	28.1	45.6
Operating expenses:
Research and development	12.5	16.1	11.1	16.1
Sales and marketing	26.3	18.1	23.6	19.0
General and administrative	10.4	7.6	8.1	7.6

Total operating expenses	49.2	41.8	42.8	42.7
Operating income (loss)	(34.3)	3.9	(14.7)	2.9
Other income (expense), net	0.6	(0.6)	0.3	(0.4)

Income (loss) before income tax expense	(33.7)	3.3	(14.4)	2.5
Income tax expense	(0.3)	(0.3)	(0.4)	(0.2)

Net income (loss)	(34.0%)	3.0%	(14.8%)	2.3%

Three Months Ended June 30, 2004 and 2003

Operating Summary

Net loss for the three months ended June 30, 2004, was $4.9 million, or ($0.34) per basic and diluted common share, representing a significant reduction from the net income of $438,000, or $0.04 per basic and diluted common share, in the three months ended June 30, 2003. The 2004 results reflected a 1.0% increase in sales over 2003, offset by the following factors;

•	a $2.4 million, or 16.6 percentage point of revenue, TracVision A5 revaluation adjustment;

•	a 14.2 percentage point of revenue decline in gross margin, excluding the TracVision A5 revaluation adjustment; and

•	a 7.4 percentage point of revenue increase in operating expenses.

The decline in gross margin from 45.7% in the second quarter of 2003 to 14.9% in the second quarter of 2004 was primarily due to the TracVision A5 revaluation adjustment compounded by a lower percentage of sales of our higher margin military products. (See further discussion of the TracVision A5 revaluation charge in Note 5 to the Notes of Condensed Consolidated Financial Statements).

The increase in aggregate operating expenses was primarily the result of increased sales and marketing expenditures associated with the growth in our satellite communications product sales together with the product launch and marketing expenses associated with our TracVision A5 satellite TV antenna. Additional professional fees, increased salary and salary-related expenses also contributed to the increase in operating expenses.

As a result of our public offering of 2,750,000 shares of common stock in February 2004, we increased the weighted average shares outstanding used in calculating net income per share for the three months and six months ended June 30, 2004 by 2,750,000 shares and 2,100,275 shares, respectively.

Net Sales

Net sales increased by $148,000, or 1.0%, to $14.5 million in the three months ended June 30, 2004, from $14.4 million in the same period in 2003. Sales of our mobile satellite communications products showed significant growth, increasing 33.3% to $12.3 million in the three months ended June 30, 2004 from $9.3 million in the same period in 2003. This increase was primarily attributable to unit volume increases in our marine and land mobile satellite communications products and services, including our recently introduced TracVision A5 automotive antenna system and TracVision G8 marine antenna systems. Growth in both our marine and land mobile satellite communications products primarily reflects the expanding mobile satellite and communication markets in general, our introduction of new products, and our continued focus on developing and expanding our sales to major distributors, large account retailers and original equipment manufacturers.

Defense sales decreased by $2.4 million, or 55.6%, to $1.9 million in the three months ended June 30, 2004, from $4.3 million in the same period in 2003. The decline in defense sales was mainly attributable to the decrease in sales of our tactical navigation systems. During the second quarter of 2003, our tactical navigation product sales reflected the impact of the U.S. military’s continuing deployment for the conflict in Iraq. Fiber optic component sales decreased modestly from the second quarter of 2003 to the second quarter of 2004, in part as a result of timing of orders.

Legacy marine and OEM sensor shipments declined by 66.1% from the second quarter of 2003 to the second quarter of 2004. The decline primarily reflects the impact of delays experienced with one of our component suppliers.

Cost of Goods Sold

Our cost of goods sold consists of direct labor, materials, manufacturing overhead expenses and engineering costs related to customer-funded research and development efforts. Cost of goods sold increased by $4.6 million, or 58.3%, to $12.4 million in the three months ended June 30, 2004 from $7.8 million in the same period in 2003. The increase was primarily the result of the following:

•	$2.4 million TracVision A5 lower of cost or market inventory and non-cancelable future purchase commitment revaluation adjustment;

•	continued shift in product mix from higher-margin defense-related products to the comparably lower margin mobile satellite communication products;

•	higher per unit costs of the TracVision A5 automotive antenna systems relative to our other product lines;

•	TracVision A5 and other new product warranty costs; and

•	higher manufacturing costs, primarily resulting from additions to support systems and infrastructure, including leased manufacturing space.

Customer-funded research and development costs included in cost of goods sold were approximately $153,000 and $253,000, respectively, in the three months ended June 30, 2004 and 2003.

Operating Expenses

Research and development expense consists of direct labor, materials, associated overhead expenses, and other direct costs in support of our internally funded product development activities. All internal research and development costs are expensed in the period they are incurred. Total research and development expense decreased by $501,000, or 21.7%, to $1.8 million in the second quarter of 2004 from $2.3 million in the same period in 2003. As a percentage of net sales, research and development expense decreased to 12.5% in the second quarter of 2004 from 16.1% in the same period in 2003. The decrease reflects a normalization of engineering investment now that we have introduced several major new products, including the TracVision A5, the TracVision G8, and the TG-6000.

Sales and marketing expense consists primarily of salaries and related expenses for sales and marketing personnel, sales commissions for in-house and third party sales representatives, sales related travel, literature, advertising and trade shows. Sales and marketing expense increased by $1.2 million, or 47.2%, to $3.8 million in the second quarter of 2004 from $2.6 million in the same period in 2003. As a percentage of net sales, sales and marketing expense increased to 26.3% in 2004 from 18.1% in the same period in 2003. The dollar increase was primarily a result of additional marketing and distribution costs to support the significant growth in our satellite communications sales. Higher communication-product sales commissions that scale proportionately with sales volume, expanded large account and trade show promotions within the marine and land-mobile markets, and the continued promotional and marketing activities that support additional market awareness of the TracVision A5 and other land mobile satellite communication products also contributed to this increase.

General and administrative expense consists of costs attributable to our general management, finance, accounting, information systems, human resources, and outside professional services. General and administrative expense increased by $412,000, or 37.4%, to $1.5 million in 2004 from $1.1 million in the same period in 2003. As a percentage of net sales, general and administrative expense increased to 10.4% in 2004 from 7.7% in the same period in 2003. Legal and accounting compliance expenses primarily accounted for this increase. In addition, an increase in salary and salary-related costs contributed to the increase in general and administrative fees.

Income Taxes

In the second quarters of 2004 and 2003, we recorded foreign income tax provisions of approximately $51,000 and $41,000, respectively. The increase was primarily related to the increase in profitability of our foreign subsidiary. We recognized no U.S. net income tax benefit because the recognizable deferred tax benefit was entirely offset by an equal amount of deferred tax valuation allowance.

Six Months Ended June 30, 2004 and 2003

Operating Summary

Net loss for the six months ended June 30, 2004, was $4.8 million, or ($0.35) per basic and diluted common share, and was significantly below the net income of $621,000, or $0.06 per basic and $0.05 per diluted common share, in the six months ended June 30, 2003. The year to date results reflected an 18.3% increase in sales over 2003, offset primarily by:

•	a $2.4 million, or 7.4 percentage point of revenue, TracVision A5 lower of cost or market inventory and non-cancelable future purchase commitment revaluation adjustment; and

•	a 17.5 percentage point of revenue decline in gross margin, excluding the TracVision A5 revaluation adjustment, primarily associated with a lower concentration of sales in the higher-margin defense products

Year-to-date total operating expenses increased by $2.2 million or 18.5%, from $11.7 million in 2003 to $13.9 million in 2004 due mostly to increased new product sales and marketing expenses and, to a lesser extent, general and administrative professional fees. However, as a percentage of sales, the total operating expenses remained consistent from 2003 to 2004 increasing from 42.7% of revenue to 42.8%, respectively.

Net Sales

Six-month period net sales increased by $5.0 million, or 18.3%, to $32.5 million in 2004 from $27.5 million in 2003. Sales of our mobile satellite communications products, including our TracVision A5, continued to show significant growth, increasing 54.8% to $26.3 million in the six months ended June 30, 2004, from $17.0 million in the same period in 2003. This increase was primarily attributable to unit volume increases in our land mobile and marine satellite communications products and services, including our recently introduced TracVision A5 automotive antenna system and TracVision G8 marine antenna system. Sales results also reflect our realized expansion within the mobile satellite and communication markets in general, our introduction of new products, and our sales to major distributors, large account retailers and original equipment manufacturers.

Defense sales decreased by $3.7 million, or 40.5%, to $5.4 million in the six months ended June 30, 2004, from $9.1 million in the same period in 2003. A decline in sales of our tactical navigation systems represented the majority of the decline in defense sales.

Year-to-date legacy marine and OEM sensor shipments declined by 40.4% from $1.4 million in 2003 to $850,000 in 2004. This decline is a continuation of a long-term trend plus the impact of a temporary component supply issue.

Cost of Goods Sold

Cost of goods sold for the six months ended June 30, 2004, increased by $8.4 million, or 56.2%, to $23.4 million from $15.0 million in the same period in 2003. Increases in the costs of goods sold for the six months ended June 30, 2004, from the same period in 2003 were consistent with those described in the three-month period ended June 30, 2004 and 2003, and include:

•	a $2.4 million TracVision A5 lower of cost or market inventory and non-cancelable future purchase commitment revaluation adjustment;

•	continued shift in product mix from higher-margin defense-related products to lower margin mobile satellite communication products;

•	higher per unit cost of TracVision A5 automotive antenna systems relative to our other product lines;

•	TracVision A5 and other new product warranty costs; and

•	higher manufacturing costs primarily resulting from additions to support systems and infrastructure, including leased manufacturing space.

Customer-funded research and development costs included in cost of goods sold were approximately $403,000 and $558,000 in the six months ended June 30, 2004 and 2003, respectively.

Operating Expenses

Total research and development expense decreased by $806,000, or 18.2%, to $3.6 million in the first half of 2004 from $4.4 million in the same period in 2003. As a percentage of net sales, year-to-date research and development expense decreased to 11.1% in 2004 from 16.1% in the same period in 2003. The decrease reflects a normalization of engineering investment now that several major new products have been introduced, including the TracVision A5, the TracVision G8, and the TG-6000.

Sales and marketing expense consists primarily of salaries and related expenses for sales and marketing personnel, sales commissions for in-house and third-party sales representatives, sales related travel, literature, advertising and trade shows. Sales and marketing expense increased by $2.4 million, or 46.4%, to $7.7 million in 2004 from $5.2 million in the same period in 2003. As a percentage of net sales, sales and marketing expense increased to 23.6% in 2004 from 19.0% in the same period in 2003. Similar to the result for the quarters ended June 30, 2004 and 2003, the increase was primarily a result of additional satellite communications sales, marketing, distribution and technical support costs, increased communication-product sales commissions that scale proportionately with sales volume, expanded large account and trade show promotions, and the continued promotional and marketing activities supporting improved market awareness of the TracVision A5 and other land mobile satellite communication products.

General and administrative expense increased by $548,000, or 26.3%, to $2.6 million in 2004 from $2.1 million in the same period in 2003. As a percentage of net sales, general and administrative expense increased to 8.1% in 2004 from 7.6% in the same period in 2003. Legal and accounting compliance expenses accounted for the majority of our general and administrative cost increases. Additional salary and salary-related costs also contributed to this increase.

Income Taxes

In the six months ended June 30, 2004 and 2003, we recorded foreign income tax provisions of approximately $137,000 and $51,000, respectively. The increase was primarily related to the increase in profitability of our foreign subsidiary.

Liquidity and Capital Resources

We have historically funded our operations from product sales, net proceeds from public and private equity offerings, bank financings, proceeds received from exercises of warrants and stock options, and to a lesser extent, equipment leasing and financing arrangements. On February 13, 2004, we completed an underwritten public offering of 2,750,000 shares of our common stock at $18.75 per share. We received net proceeds of approximately $48.0 million after deducting all associated offering expenses incurred in both 2003 and 2004. As of June 30, 2004, we had $47.1 million in cash, cash equivalents and marketable securities and $60.0 million in working capital.

For the six months ended June 30, 2004, we used $3.3 million in operating cash primarily to fund both six-month realized sales growth and anticipated future sales growth. Cash flow from operations for the six months ended June 30, 2004 included a $2.5 million adjustment to our $4.8 million net loss for the effect of the non-cash TracVision A5 lower of cost or market revaluation charge. Year-to-date 2004 operating cash uses included $5.6 million of inventory growth resulting from lower than expected second quarter sales and purchases to support projected increases in future period sales. $1.9 million from accounts receivables cash collection efforts and $1.3 million in increased accrued expenses and accounts payable balances partially offset our uses of cash. Growth in accrued expenses and accounts payable was primarily attributable to the timing of payments, increased warranty costs, and increases in accrued TracVision A5 non-cancelable future purchase commitments as further described above.

Net cash used in investing activities was $36.1 million for the six months ended June 30, 2004, and primarily represents the investment of cash in excess of operational needs into marketable securities. We also used $1.0 million in manufacturing and other capital equipment purchases primarily to support our sales growth and development activities.

Net cash provided by financing activities was $48.6 million for the six months ended June 30, 2004. In addition to the $48.4 million in proceeds, net of the 2004 offering-related expenses, we also received $273,000 from common stock issuances under our employee stock option and stock purchase programs. These proceeds were partially offset by $52,000 in principal payments on outstanding long-term debt obligations.

Currently, we have a revolving loan agreement with a bank that provides for a maximum available credit of $15.0 million and expires on July 17, 2006. We pay interest on any outstanding amounts at a rate equal to, at our option, LIBOR plus 2.0%, or the greater of the Federal Funds Effective Rate plus 0.5% or the bank’s prime interest rate. We pay monthly fees at an annual rate of 0.25% on up to $10.0 million of the unused portion of the loan facility. The loan facility advances funds using an asset availability formula based upon our eligible accounts receivable and inventory balances, less a fixed reserve amount. We may terminate the loan agreement prior to its full term without penalty, provided we give 30 days written notice to the bank. As of June 30, 2004, no borrowings were outstanding under the facility.

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

We may not be profitable in the future.

We have a history of unprofitable operations. During the first six months of 2004 we incurred a net loss of $4.8 million. Moreover, we incurred net annual losses of $1.5 million in both 2003 and 2002 and $6.3 million in 2001. As of June 30, 2004, we had an accumulated deficit of $16.1 million.

The market for our mobile satellite TV products for minivans, SUVs and other passenger vehicles is new and emerging, and our business may not grow as we expect.

Our TracVision A5 is the first commercially available, low-profile mobile satellite TV antenna practical for use on minivans, SUVs and other passenger vehicles. We began shipping the TracVision A5 in September 2003. Accordingly, the market for this product is new and emerging. Consumers may not respond favorably to live satellite TV in passenger vehicles, and the market may not accept the TracVision A5. The early stage of development of this market makes it difficult for us to predict customer demand accurately. For example, sales of the TracVision A5 during the last three fiscal quarters were below our expectations, we believe to be due in part to pricing, required product upgrades, and production delays resulting from component supply issues. Although we believe we have addressed these issues, similar issues or latent defects in the TracVision A5 could adversely affect sales.

We believe the success of the TracVision A5 will depend upon consumers’ assessment of whether or not it meets their expectations for performance, quality, price and design. For example, the TracVision A5 is designed only for use on open roads in the continental United States where there is a clear view of the transmitting satellite in the southern sky. Among the factors that could affect the success of the TracVision A5 are:

•	the extent to which customers perceive mobile satellite TV services as a luxury or a preferred convenience;

•	the extent to which customers prefer live TV over recorded media;

•	the performance, price and availability of competing or alternative products relative to the TracVision A5;

•	customers’ willingness to pay monthly fees for satellite television service;

•	customer’s acceptance of programming service packages;

•	the adoption of laws or regulations that restrict or ban live television or other video technology in vehicles;

•	difficulties or inconveniences associated with scheduling installation at the point of sale;

•	poor performance arising from improper installation or installation of damaged equipment; and

•	our limited experience with marketing a product to the automotive market, which is substantially larger and more fragmented than our other markets.

In addition, in order for us to meet our sales objectives for the TracVision A5 for the remainder of 2004, it is important that we achieve certain key sales and marketing milestones. For example, we believe we need to continue to develop and expand our sales and marketing relationship with DIRECTV, establish and develop accounts with key van and SUV conversion manufacturers, develop broad consumer awareness of the product, and expand our distribution network. If we are unable to accomplish these milestones in a timely manner, we may not achieve our sales objectives for the TracVision A5.

We expect that others will introduce competing mobile satellite TV antennas for automobiles.

Our TracVision A5 is the first commercially available, low-profile mobile satellite TV antenna for use on minivans, SUVs and other passenger vehicles. Any advantage we may have may erode as other competing companies and products enter this market. In January 2004, Delphi Corp., a prominent supplier of automotive parts, demonstrated a prototype mobile satellite TV antenna that can be integrated into the roof of a luxury SUV. The product, which Delphi announced would be commercialized in coming years, includes antenna technology developed by Motia, Inc., a semiconductor company focused on enabling antennas for wireless systems providers. Motia expects to offer a separate product for the automotive after-market. RaySat has announced its intention to introduce a low-profile phased-array satellite antenna using technology developed by Skygate potentially later in 2004. Winegard has also announced its intention to introduce a low-profile in-motion satellite TV antenna compatible with DIRECTV. ERA Technology Ltd. has announced that it has developed a low-profile scanning antenna allowing direct broadcast satellite TV services. These satellite antenna products may have a slightly lower profile than the TracVision A5’s five-inch profile, and customers may prefer to wait for antennas integrated into the vehicle roof or antennas with a lower profile. In addition, Delphi and SIRIUS Satellite Radio announced in January 2004 that they intend to introduce in 2005 a service offering several video channels through SIRIUS’ existing satellite radio system. Customers may delay purchasing the TracVision A5 in anticipation of the release of any of these products. Competition from any of these products could impair our ability to sell the TracVision A5 and may force us to further reduce the price of the TracVision A5. Moreover, Delphi’s long-term relationships with automobile manufacturers may give it a significant advantage in selling mobile satellite TV antennas to those manufacturers.

We must continue reducing costs for the TracVision A5 to reach our targeted profit margins.

Initial product profit margins for the TracVision A5 have been low. To reach our targeted profit margins, we must continuously reduce our manufacturing costs for the TracVision A5. We may be unable to achieve the cost reductions necessary to increase our overall profit margins. Although we have ongoing cost reduction programs that include volume purchasing discounts and redesigning certain components using lower cost materials and processes, technological or other challenges may prevent us from achieving all of the necessary cost reductions. Moreover, if the price of the TracVision A5 is not attractive to a broad range of customers, we may be forced to further lower the price, which would further impair our product profit margins unless we are able to achieve corresponding cost reductions.

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

We sell TACNAV and our other defense products to the U.S. military and foreign military and government customers. These customers have unusual purchasing requirements, which can make sales to those customers unpredictable. Factors that affect their purchasing decisions include:

•	new military and operational doctrines that affect military equipment needs;

•	changes in tactical navigation requirements;

•	changes in modernization plans for military equipment;

•	shifting priorities for current battlefield operations;

•	delays in military procurement schedules;

•	allocation of funding for military programs;

•	delays in the testing and acceptance of our products; and

•	sales cycles that are long and difficult to predict.

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

We derive a substantial portion of our defense revenues from a small number of customers. Based upon sales through the first half of 2004, our top four defense customers, including the U.S. military as a single customer, accounted for 17.5% and 50.6%, of our net sales attributable to defense products and 2.3% and 8.5%, of our total net sales in the three months and six months ended June 30, 2004, respectively. In the three and six-month periods ended June 30, 2003, the same four defense customers, including the U.S. military as a single customer, accounted for 61.3% and 40.5%, respectively, of our net sales attributable to defense products and 18.3% and 13.4%, respectively, of our total net sales. The loss of any of these customers would substantially reduce our net sales and results of operations and could seriously harm our business.

Sales of TACNAV and our other defense products generally consist of a few large orders, and the delay or cancellation of a single order would substantially reduce our net sales.

Unlike our mobile satellite communications products, TACNAV and our other defense products are purchased through orders that can generally range in size from several hundred thousand dollars to more than one million dollars. As a result, the delay or cancellation of a single order could materially reduce our net sales and results of operations. Because our defense products typically have higher margins than our mobile satellite communications products, the loss of an order for defense products could have a disproportionately adverse effect on our net sales and results of operations.

Shifts in our product mix toward our mobile satellite communications products may reduce our overall gross margins.

Our mobile satellite communications products have historically had lower product margins than our defense products. In the first half of 2004, sales of our mobile satellite communications products grew while sales of defense products declined compared to the first half of 2003. If this change in the mix profile of satellite communications and defense products were to continue, it could result in lower gross margins in the future.

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

We obtain many key components for our products from third-party suppliers, and in some cases we use a single or a limited number of suppliers. Any interruption in supply could impair our ability to deliver our products until we identify and qualify a new source of supply, which could take several weeks, months or longer and could increase our costs significantly. In general, we do not have written long-term supply agreements with our suppliers but instead purchase components through purchase orders, which exposes us to potential price increases and termination of supply without notice or recourse. We do not generally carry significant inventories of product components, which could magnify the impact of the loss of a supplier. If we are required to use a new source of materials or components, it could also result in unexpected manufacturing difficulties and could affect product performance and reliability.

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

In the defense navigation, guidance and stabilization markets, we compete primarily with Honeywell International Inc., Kearfott Guidance & Navigation Corporation, Leica Microsystems AG, Northrop Grumman Corporation and Smiths Group PLC. In the market for mobile satellite communications products, we compete with a variety of companies. In the land mobile market for satellite TV communications equipment, we compete directly with King Controls, MotoSAT, TracStar Systems, Inc., and Winegard Company. In the land mobile market for Internet communications equipment, we compete directly with Hughes Network System’s DIRECWAY service and indirectly with cellular telephone service providers, whose services are substantially cheaper than TracNet. In the marine market for satellite TV communications equipment, we compete with Navigator Technology, Orbit Satellite Television & Radio Network and Sea Tel. In the marine market for telephone, fax, data and Internet communications equipment, we compete with Furuno Electric Co., Ltd., Globalstar LP, Iridium Satellite LLC, Japan Radio Company and Nera ASA. Among the factors that may affect our ability to compete in our markets are the following:

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

Sales to customers outside the United States and Canada accounted for approximately 26.1% and 23.5% of our net sales in the three and six months ended June 30, 2004 and 22.1% and 30.1% of our net sales in the three and six months ended June 30, 2003, respectively. We have only one foreign sales office, which is located in Denmark, and we otherwise support our international sales from our operations in the United States. Our limited operations in foreign countries may impair our ability to compete successfully in international markets and to meet the service and support needs of our customers in countries where we have no infrastructure. We are subject to a number of risks associated with our international business activities, which may increase our costs and require significant management attention. These risks include:

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

Pending securities class action lawsuits could have a material adverse effect on our financial condition and results of operations.

On July 21, 2004, a complaint commencing a potential class action was filed in the U. S. District Court for the District of Rhode Island by Sekuk Global Enterprises in which we, and certain of our officers, were named as defendants. The suit asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 of the Securities Exchange Act on behalf of purchasers of our securities between January 6, 2004 and July 2, 2004. Similar complaints were filed on July 27, 2004 and July 30, 2004. We intend to vigorously defend ourselves against these claims. There can be no assurance, however, that we will not have to pay significant damages or amounts in settlement. An unfavorable outcome or prolonged litigation could materially harm our business. The litigation could also divert the time and attention of our management.”

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

We have experienced significant fluctuations in our net sales and results of operations from one quarter to the next. Our future net sales and results of operations could vary significantly from quarter to quarter due to a number of factors, many of which are outside our control. Accordingly, you should not rely on quarter-to-quarter comparisons of our results of operations as an indication of future performance. It is possible that our net sales or results of operations in a quarter will fall below the expectations of securities analysts or investors. If this occurs, the market price of our common stock could fall significantly. Our results of operations in any quarter can fluctuate for many reasons, including:

•	demand for our mobile satellite communications products and defense products;

•	the timing and size of individual orders from military customers;

•	our ability to manufacture, test and deliver products in a timely and cost-effective manner;

•	our success in winning competitions for orders;

•	the timing of new product introductions by us or our competitors;

•	the mix of products we sell;

•	market and competitive pricing pressures;

•	general economic climate; and

•	seasonality of pleasure boat and recreational vehicle usage.

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

Our stock price has been volatile. From January 1, 2003 to June 30, 2004, the trading price of our common stock ranged from $8.62 to $34.73. Many factors may cause the market price of our common stock to fluctuate, including:

•	variations in our quarterly results of operations;

•	the introduction of new products by us or our competitors;

•	changing needs of military customers;

•	changes in estimates of our performance or recommendations by securities analysts;

•	the hiring or departure of key personnel;

•	acquisitions or strategic alliances involving us or our competitors;

•	changes in, or adoptions of, accounting principles; and

•	market conditions in our industries and the economy as a whole.

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

Our primary market risk exposure is in the area of foreign currency exchange risk. We are exposed to currency exchange rate fluctuations related to our subsidiary operations in Denmark. Certain operations in Denmark are transacted in the Danish Krone or Euro and reported in the U.S. dollar, the functional currency. For foreign currency exposures existing at June 30, 2004, a 10% unfavorable movement in the foreign exchange rates for our subsidiary location would not expose us to material losses in earnings or cash flows. The calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar.

From time to time, we purchase foreign currency forward exchange contracts having durations of no more than 3 months. These forward exchange contracts offset the impact of exchange rate fluctuations on intercompany payments due from our foreign subsidiary. Forward exchange contracts are accounted for as cash flow hedges and are recorded on the balance sheet at fair value. Changes in the fair value are recognized in earnings. As of June 30, 2004, the difference between the cumulative change in the fair value of the hedge instruments and the cumulative change in the value of the hedged transactions was not material. Accordingly, the fair value of these forward contracts was not material.

The primary objective of our investment activities is to preserve principal and maintain liquidity, while at the same time maximize income. We have not entered into any instruments for trading purposes. Some of the securities that we invest in may have market risk. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, investment grade asset-backed corporate securities, money market funds and government, government agency and non-government debt securities. A hypothetical 100-basis-point increase in interest rates would result in an approximate $61,000 decrease in the fair value of our investments as of June 30, 2004. However, due to the conservative nature of our investments, the relatively short duration of their maturities, our ability to convert some or all of our long-term investments to less interest rate-sensitive holdings and our general intent to hold most securities until maturity, we believe interest rate risk is mitigated. As of June 30, 2004, approximately 67% of the $35.0 million classified as available-for-sale marketable securities will mature or reset within one year. We do not invest in any financial instruments denominated in foreign currencies. Accordingly, interest rate risk is not considered material.

To the extent that we borrow against our variable-rate credit facility, we will be subject to interest rate risk. There were no borrowings outstanding at June 30, 2004.

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

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2004, there were no changes in our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In April 2004, the U.S. Government notified us that a former employee of ours filed a civil action in Federal District Court in April, 2003, on his own behalf and on behalf of the United States of America, alleging: (i) wrongful termination of employment; and (ii) violations of the False Claims Act in connection with the sale of products to the

U.S. Government or its contractors. The complaint in the action had been placed under seal by the Federal District Court and the plaintiff ordered not to serve the complaint on us in order to permit the U.S. Government to conduct an investigation into the factual allegations of the complaint for the purpose of deciding whether to intervene as a plaintiff in the litigation. Although the government investigation is still ongoing, the government filed a Notice of Intention to Decline Intervention and subsequently, the court unsealed the complaint on May 11, 2004. As of August 4, 2004, the complaint had not been served. We are fully cooperating with the U.S. Government in its investigation and believe the plaintiff’s claims are without merit.

On July 21, 2004, a complaint commencing a potential class action was filed in the U. S. District Court for the District of Rhode Island by Sekuk Global Enterprises in which we, and certain of our officers were named as defendants. The suit asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 of the Securities Exchange Act on behalf of purchasers of our securities between January 6, 2004 and July 2, 2004. Similar complaints were filed on July 27, 2004 and July 30, 2004. The civil action brought on July 27, 2004 identifies a class period from October 1, 2003 through July 2, 2004 and the civil action brought on July 30, 2004 identifies a class period from January 6, 2004 through July 2, 2004. We believe that these matters are without merit and will aggressively defend ourselves against all such claims.

Additionally, in the ordinary course of business, we are a party to legal inquiries, proceedings and claims including, from time to time, disagreements with customers concerning our products and services.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 26, 2004, we held our annual meeting of stockholders. Our stockholders elected Arent H. Kits van Heyningen and Charles R. Trimble to serve as Class II directors for three-year terms. In addition, the terms of office of our other directors, Martin A. Kits van Heyningen, Robert W.B. Kits van Heyningen, Mark S. Ain, Stanley K. Honey, and Bruce J. Ryan, continued after our annual meeting of stockholders.

The votes cast to elect the directors were:

	Votes In Favor	Abstentions
Arent Kits van Heyningen	12,471,494	215,811
Charles R. Trimble	12,335,524	351,781

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

10.1*	Independent Retailer Agreement dated June 21, 2004 with DIRECTV, Inc.

31.1	Rule 13a-14(a)/15d-14(a) certification of principal executive officer

31.2	Rule 13a-14(a)/15d-14(a) certification of principal financial officer

32.1	Section 1350 certification of principal executive officer

32.2	Section 1350 certification of principal financial officer

*	Certain portions are filed under application for confidential treatment

(b)	Reports Filed on Form 8-K:

On April 22, 2004, we furnished a current report on Form 8-K, pursuant to Item 12, which reported our financial results for the fiscal quarter ended March 31, 2004.

On April 27, 2004, we furnished a current report on Form 8-K/A, pursuant to Item 12, which reported our financial results for the fiscal quarter ended March 31, 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 6, 2004

KVH Industries, Inc.

By:	/s/ Patrick J. Spratt
Patrick J. Spratt (Duly Authorized Officer and Chief Financial and Accounting Officer)

Exhibit Index

Exhibit	Description

10.1*	Independent Retailer Agreement dated June 21, 2004 with DIRECTV, Inc.

31.1	Rule 13a-14(a)/15d-14(a) certification of principal executive officer

31.2	Rule 13a-14(a)/15d-14(a) certification of principal financial officer

32.1	Section 1350 certification of principal executive officer

32.2	Section 1350 certification of principal financial officer

*	Certain portions are filed under application for confidential treatment