Form 10-Q
period 2004-09-30
KVH INDUSTRIES INC \DE\
filed 2004-11-09
CIK 1007587

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2004

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

Indicate by an (X) whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    YES  ☒    NO  ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Date	Class	Outstanding shares
November 1, 2004	Common Stock, par value $0.01 per share	14,461,771

KVH INDUSTRIES, INC. AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

KVH INDUSTRIES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$11,639,695	$2,848,755
Marketable securities	35,293,180	—
Accounts receivable, net of allowance for doubtful accounts of $332,613 in 2004 and $120,000 in 2003	7,835,392	11,353,175
Costs and estimated earnings in excess of billings on uncompleted contracts	545,124	415,415
Inventories	8,479,078	6,298,151
Prepaid expenses and other deposits	701,524	1,229,064
Deferred income taxes	576,409	650,157

Total current assets	65,070,402	22,794,717

Property and equipment, net	8,406,696	8,722,854
Other assets, less accumulated amortization of approximately $859,000 in 2004 and $764,000 in 2003	220,683	315,201
Deferred income taxes	2,238,430	2,238,430

Total assets	$75,936,211	$34,071,202

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,655,658	$3,590,494
Accrued compensation and employee-related expenses	1,514,290	1,646,776
Accrued professional fees and license and settlement costs	611,609	644,121
Accrued loss on TracVision A5 non-cancelable purchase commitments	1,400,339	—
Accrued product warranty costs	441,122	139,689
Accrued other	409,412	75,692
Current portion of long-term debt	110,684	109,954
Customer deposits	27,422	27,422

Total current liabilities	6,170,536	6,234,148

Long-term debt, excluding current portion	2,424,162	2,503,881

Total liabilities	8,594,698	8,738,029

Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 1,000,000 shares; none issued.	—	—

Common stock, $0.01 par value. Authorized 20,000,000 shares; issued and outstanding 14,461,471 as of September 30, 2004 and 11,590,103 as of December 31, 2003	144,615	115,901
Additional paid-in capital	84,897,842	36,505,751
Accumulated deficit	(17,705,196)	(11,288,479)
Other comprehensive income	4,252	—

Total stockholders’ equity	67,341,513	25,333,173

Total liabilities and stockholders’ equity	$75,936,211	$34,071,202

See accompanying Notes to Condensed Consolidated Financial Statements.

ITEM 1. Financial Statements (continued)

KVH INDUSTRIES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Net sales	$13,762,403	$13,514,792	$46,291,404	$41,017,886

TracVision A5 revaluation charge	—	—	2,413,420	—
All other cost of sales	9,071,918	7,712,109	30,043,312	22,680,578

Total costs of sales	9,071,918	7,712,109	32,456,732	22,680,578

Gross profit	4,690,485	5,802,683	13,834,672	18,337,308

Operating expenses:
Research & development	1,356,146	2,140,144	4,975,365	6,565,708
Sales & marketing	3,957,268	2,917,349	11,619,625	8,150,129
Administration	1,222,127	1,387,699	3,849,463	3,467,317

Income (loss) from operations	(1,845,056)	(642,509)	(6,609,781)	154,154

Other:
Other income (expense)	10,382	(21,892)	(11,599)	(68,361)
Interest income (expense), net	174,322	(37,053)	278,411	(115,288)

Loss before income taxes	(1,660,352)	(701,454)	(6,342,969)	(29,495)

Income tax expense (benefit)	(63,505)	(235,293)	73,748	(184,287)

Net income (loss)	$(1,596,847)	$(466,161)	$(6,416,717)	$154,792

Per share information:
Earnings (loss) per share
Basic and diluted	$(0.11)	$(0.04)	$(0.46)	$0.01

Number of shares used in per share calculation:
Basic	14,453,662	11,487,900	13,983,349	11,352,489

Diluted	14,453,662	11,487,900	13,983,349	11,845,942

See accompanying Notes to Condensed Consolidated Financial Statements.

ITEM 1. Financial Statements (continued)

KVH INDUSTRIES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30,
	2004	2003
Operating activities:
Net income (loss)	$(6,416,717)	$154,792
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,521,079	1,195,445
Deferred income taxes	73,748	64,006
Provision for doubtful accounts	334,034	34,334
Loss on disposal of equipment	104,603	—
TracVision A5 revaluation and related charges	2,465,545	—
Changes in operating assets and liabilities:
Accounts and contracts receivable	3,183,749	158,479
Costs and estimated earnings in excess of billings on uncompleted contracts	(129,709)	(61,913)
Inventories	(3,016,502)	(2,457,897)
Prepaid expenses and other deposits	147,058	1,921
Accounts payable	(1,934,836)	2,165,096
Accrued expenses	240,524	586,425
Customer deposits	—	(60,435)

Net cash provided by (used in) operating activities	(3,427,424)	1,780,253

Investing activities:
Purchase of marketable securities	(35,288,928)	—
Capital expenditures	(1,220,103)	(2,455,450)
Proceeds from sale of equipment	5,097	—

Net cash used in investing activities	(36,503,934)	(2,455,450)

Financing activities:
Repayments of long-term debt	(78,989)	(69,335)
Proceeds from sale of common stock, net	48,369,719	—
Employee stock option and stock purchase transactions	431,568	1,078,273

Net cash provided by financing activities	48,722,298	1,008,938

Net increase in cash and cash equivalents	8,790,940	333,741

Cash and cash equivalents at beginning of period	2,848,755	7,239,255

Cash and cash equivalents at end of period	$11,639,695	$7,572,996

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$136,986	$163,316

See accompanying Notes to Condensed Consolidated Financial Statements.

ITEM 1. Financial Statements (continued)

KVH INDUSTRIES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Unaudited, all tabular amounts in thousands except per share amounts)

(1) Basis of Presentation

The accompanying Condensed Consolidated Financial Statements of KVH Industries, Inc., and its wholly owned subsidiary, KVH Europe A/S (collectively, KVH or the Company), have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q and Regulation S-X. All intercompany accounts and transactions have been eliminated in consolidation. The Condensed Consolidated Financial Statements have not been audited by independent public accountants, but include all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations, and cash flows for the periods presented. These Condensed Consolidated Financial Statements do not include all disclosures associated with annual financial statements and accordingly should be read in conjunction with the Company’s Consolidated Financial Statements and related notes included in the Company’s Annual Report on Form 10-K filed on March 15, 2004 with the Securities and Exchange Commission. Copies of the Company’s Form 10-K are available upon request. The results for the three and nine months ended September 30, 2004 are not necessarily indicative of operating results for the remainder of the year.

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

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Net income (loss) as reported	$(1,597)	$(466)	$(6,417)	$155
Compensation expense under SFAS 123, net of tax at expected tax rate for the period	(544)	(542)	(1,366)	(984)

Pro forma net loss	$(2,141)	$(1,008)	$(7,783)	$(829)

Income (loss) per share – basic and diluted
As reported	$(0.11)	$(0.04)	$(0.46)	$0.01

Pro forma	$(0.15)	$(0.09)	$(0.56)	$(0.07)

(3)	Income per Common Share

Basic net income per share is calculated based on the weighted average number of common shares outstanding during the period. Diluted net income per share incorporates the dilutive effect of common stock equivalent options, warrants and other convertible securities, if any, as determined in accordance with the treasury-stock accounting method.

For the three and nine months ended September 30, 2004, common stock equivalents equaled approximately 89,000 and 258,000, respectively, and have been excluded from the calculation of weighted average number of diluted common shares, as their effect would be antidilutive. Total common stock options outstanding as of September 30, 2004 and 2003 equaled 1,224,382 and 1,132,071, respectively.

KVH INDUSTRIES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Unaudited, all tabular amounts in thousands except per share amounts)

(3) Income per Common Share (continued)

A reconciliation of weighted average common shares outstanding to weighted average common shares outstanding assuming dilution is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Net income (loss)	$(1,597)	$(466)	$(6,417)	$155

Weighted average common shares outstanding – basic	14,454	11,488	13,983	11,352
Incremental common shares issuable: stock options	—	—	—	494

Weighted average common shares outstanding assuming dilution	14,454	11,488	13,983	11,846

Income (loss) per share – diluted	$(0.11)	$(0.04)	$(0.46)	$0.01

(4) Cash, Cash Equivalents and Marketable Securities

In accordance with the Company’s investment policy, cash in excess of operational needs is invested in investment-grade corporate and U.S. government debt as well as certain asset backed securities. The Company considers all highly liquid investments with an original maturity of ninety days or less, as of the date of purchase, to be cash equivalents. The Company determines the appropriate classification of marketable securities at each balance sheet date. Available-for-sale marketable securities are carried at their fair value with unrealized gains and losses included in accumulated other comprehensive income (loss) in the accompanying balance sheet.

(5) Inventories

Inventories are stated at the lower of cost or market using the first-in first-out costing method. Inventories as of September 30, 2004, and December 31, 2003, include the costs of material, labor, and factory overhead. Inventories consist of the following:

	September 30, 2004	December 31, 2003
Raw materials	$5,325	$4,571
Work in process	266	49
Finished goods	2,888	1,678

	$8,479	$6,298

(6) Inventory Revaluation and other Special Charges

In July 2004, the Company initiated a new pricing initiative for the TracVision A5 mobile satellite antenna. As a result of the associated price reduction, and in accordance with Accounting Research Bulletin 43, KVH recognized $2.6 million in TracVision A5 inventory revaluation and other related pricing initiative losses or costs. Total charges for the nine-month period ended September 30, 2004 were as follows:

Loss on non-cancelable future inventory purchase commitments	$1,480
Revaluation of current inventory to net realizable value	836
Loss on disposal of TracVision A5 tooling and equipment (1)	97

TracVision A5 revaluation charge recognized in cost of sales	$2,413

Other TracVision A5 pricing initiative charges not included in cost of sales	150

Total TracVision A5 revaluation and other charges	$2,563

(1)	For presentation purposes, loss on disposal of TracVision A5 tooling and equipment was included within the Statement of Cash Flow caption - Loss on disposal of equipment.

KVH INDUSTRIES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Unaudited, all tabular amounts in thousands except per share amounts)

(6) Inventory revaluation and other special charges (continued)

Three and Nine Months Ended September 30, 2004

Category	Balance as of June 30, 2004	Additions / Adjustment to the Provision	Current Utilization	Balance as of September 30, 2004
Non-cancelable future inventory purchase commitments	$1,480	$(43)	$(72)	$1,365
Other TracVision A5 pricing initiative	150	43	(158)	35

Accrued loss on TracVision A5 non-cancelable purchase commitments	$1,630	$—	$(230)	$1,400

(7) Common Stock Issuance

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

(8) Comprehensive Income (Loss)

Comprehensive loss includes net loss and other comprehensive income (loss). Other comprehensive income (loss) includes certain changes in equity that are excluded from net loss. Specifically, the effects of unrealized gains or losses on available-for-sale marketable securities are separately included in accumulated other comprehensive income (loss) within stockholders’ equity.

For the three and nine months ended September 30, 2004 and 2003, the Company’s comprehensive income (loss) is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Net income (loss)	$(1,597)	$(466)	$(6,417)	$155
Unrealized gain on available-for-sale securities	50	—	4	—

Total comprehensive income (loss)	$(1,547)	$(466)	$(6,413)	$155

KVH INDUSTRIES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Unaudited, all tabular amounts in thousands except per share amounts)

(9) Segment Reporting

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

KVH operates in two geographic segments, exclusively in the satellite communication, navigation and guidance equipment industry, which it considers to be a single business activity. KVH has two primary product categories: mobile satellite communication products and navigation, guidance and stabilization products for both military and commercial applications. Mobile satellite communication sales and services include automotive, marine and land mobile satellite communication equipment such as satellite-based telephone, television and broadband Internet connectivity equipment. Mobile satellite communication sales also include the reselling of certain telephone communication and wireless broadband services. Defense sales and services include sales of defense-related communication, navigation, guidance and stabilization equipment based upon digital compass and fiber optic sensor technology. Defense services also include development contract revenue.

KVH INDUSTRIES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Unaudited, all tabular amounts in thousands except per share amounts)

(9) Segment Reporting (continued)

The following table provides, for the periods indicated, sales originating from the following geographic segments:

	North American	European	Total
Three months ended September 30, 2004
Sales to: United States and Canada	$11,417	$—	$11,417
Europe	740	1,196	1,936
Other geographic areas	276	133	409
Intercompany sales	811	24	835

Subtotal	13,244	1,353	14,597
Eliminations	(811)	(24)	(835)

Net sales	$12,433	$1,329	$13,762

Segment net loss	$(1,452)	$(145)	$(1,597)
Depreciation and amortization	$509	$11	$520
Total assets	$73,738	$2,198	$75,936

Three months ended September 30, 2003
Sales to: United States and Canada	$11,691	$—	$11,691
Europe	606	991	1,597
Other geographic areas	203	24	227
Intercompany sales	465	2	467

Subtotal	12,965	1,017	13,982
Eliminations	(465)	(2)	(467)

Net sales	$12,500	$1,015	$13,515

Segment net loss	$(386)	$(80)	$(466)
Depreciation and amortization	$423	$7	$430
Total assets	$34,510	$1,890	$36,400

Nine months ended September 30, 2004
Sales to: United States and Canada	$37,003	$—	$37,003
Europe	1,634	6,230	7,864
Other geographic areas	1,055	369	1,424
Intercompany sales	4,342	78	4,420

Subtotal	44,034	6,677	50,711
Eliminations	(4,342)	(78)	(4,420)

Net sales	$39,692	$6,599	$46,291

Segment net income (loss)	$(6,589)	$172	$(6,417)
Depreciation and amortization	$1,490	$31	$1,521

Nine months ended September 30, 2003
Sales to: United States and Canada	$33,323	$—	$33,323
Europe	2,969	4,094	7,063
Other geographic areas	453	179	632
Intercompany sales	2,913	2	2,915

Subtotal	39,658	4,275	43,933
Eliminations	(2,913)	(2)	(2,915)

Net sales	$36,745	$4,273	$41,018

Segment net income	$119	$36	$155
Depreciation and amortization	$1,177	$18	$1,195

KVH INDUSTRIES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Unaudited, all tabular amounts in thousands except per share amounts)

(10) Business and Credit Concentrations

Significant portions of KVH’s net sales are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Net sales to foreign customers outside the U.S. and Canada	17.0%	13.5%	20.1%	18.8%
Net sales to mobile satellite communications customer A	15.8%	11.5%	10.9%	8.2%
Net sales to mobile satellite communications customer B	6.3%	13.1%	10.8%	10.6%

(11) Legal Matters

In September, 2004, the Company was served with a complaint filed in Federal District Court of Rhode Island on April 25, 2003, by a former employee of the Company on his own behalf and on behalf of the United States of America, alleging: (i) wrongful termination of employment; and (ii) violations of the False Claims Act in connection with the sale of products to the U.S. Government or its contractors. This matter was dismissed on September 27, 2004, with prejudice as to the employee and without prejudice with respect to the U.S. Government. Except for legal defense fees, no expense was recorded in connection with this dismissal.

KVH is a defendant in a putative class action lawsuit in the U.S. District Court for the District of Rhode Island in which KVH and certain of its officers are named as defendants. The suit asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder on behalf of purchasers of KVH securities in the period between October 1, 2003 and July 2, 2004. The Teamsters Affiliates Pension Plan has been appointed lead plaintiff. This matter consolidates into one action eight separate complaints filed between July 21, 2004 and September 15, 2004.

On August 16, 2004, Hamid Mehrvar filed a putative shareholders’ derivative action in the Rhode Island State Superior Court for Newport County against KVH and certain officers and directors of KVH. The suit asserts state law claims on behalf of KVH between January 2004 and the present arising from the allegations set forth in the class action complaints in the U.S. District Court described above.

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

Overview

We develop, manufacture and market mobile satellite communications products for the automotive, recreational vehicle and marine markets, as well as navigation, guidance and stabilization products for defense and commercial markets. Our mobile satellite communications products enable customers to receive live digital television, telephone and Internet services in their automobiles, recreational vehicles and marine vessels while in motion. We sell our mobile satellite communications products through an extensive international network of independent retailers, chain stores and distributors, as well as to manufacturers of marine vessels and recreational vehicles. Our defense products include tactical navigation systems that provide uninterrupted navigation and pointing information in a broad range of military vehicles, including Humvees and light armored vehicles. We also offer precision fiber optic gyro-based systems that help stabilize military platforms such as gun turrets and radar units and also provide guidance for munitions. We sell our defense products directly to U.S. and allied governments and government contractors, as well as through an international network of authorized independent sales representatives.

We generate revenue primarily from the sale of our mobile satellite communications and defense products. We also generate a portion of our revenues from the sale of our legacy recreational navigation systems. Our legacy navigation product line primarily includes digital compass-based navigation products for the marine market.

The following table provides, for the periods indicated, our net sales by product line category.

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
	(in thousands)		(in thousands)
Mobile satellite communications	$10,281	$9,146	$36,531	$26,099
Defense	3,045	3,819	8,474	12,943
Legacy	436	550	1,286	1,976

Net sales	$13,762	$13,515	$46,291	$41,018

In addition to revenue from product sales, our mobile satellite communications revenue includes fees earned from product repairs, fees from the resale of satellite phone and Internet usage services, and certain DIRECTV account activation services provided in conjunction with the sale of our products. We provide, for a fee, third-party satellite phone and Internet airtime to our Tracphone and TracNet customers who choose to activate their services with us. Under current DIRECTV programs, we are eligible to receive a one-time new mobile account activation fee from DIRECTV for each customer who activates their DIRECTV service directly through us. Our defense revenue includes engineering services provided under extended-term development contracts. To date, aggregate revenues earned from product repairs, resale of satellite phone and Internet usage services, DIRECTV activations and earnings under extended-term development contracts in any period presented have been less than 10% of our revenues.

Our defense business is generally characterized by a small number of customers who place a small number of discrete and relatively large dollar value orders. Based upon sales through the nine months of 2004, our top four defense customers, including the U.S. military as a single customer, accounted for 57.9% and 52.3% of our net sales attributable to defense products and 12.8% and 9.6%, of our total net sales, in the three and nine months ended September 30, 2004, respectively. In the three and nine-month periods ended September 30, 2003, the same four defense customers, including the U.S. military as a single customer, accounted for 65.3% and 52.4%, respectively, of our net sales attributable to defense products and 18.4% and 16.5%, respectively, of our total net sales. The top customer list can change significantly from quarter to quarter. Orders for our defense products generally range in size from several hundred thousand dollars to more than one million dollars. Accordingly, our quarterly net sales of defense products usually consist of relatively few orders. Each order can have a significant impact on our net sales, and because our defense products generally have higher margins than our mobile satellite communications products, each order can have an impact on our net income that is disproportionately large relative to the revenue generated by the order. Moreover, customers of our defense products are governments and government contractors who generally must adhere to lengthy procurement processes, which make the timing of individual orders difficult to predict and often result in long sales cycles. Government customers and their contractors can generally cancel orders for our products for convenience.

We have historically derived a substantial portion of our revenue from sales to customers located outside the United States and Canada. Note 9 of the Notes to the Condensed Consolidated Financial Statements provides information regarding our sales to specific geographic regions.

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

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
	(in thousands)		(in thousands)
Research and development expense presented on statement of operations	$1,356	$2,140	$4,975	$6,566
Cost of customer-funded research and development included in cost of goods sold	371	276	774	833

Total expenditures on research and development activities	$1,727	$2,416	$5,749	$7,399

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

Accrued net losses on non-cancelable purchase commitments for inventory, derived from, and measured in the same way, as inventory losses are also recognized in the current period.

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

Results of Operations

The following table provides, for the periods indicated, certain financial data expressed as a percentage of net sales:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Net sales	100.0%	100.0%	100.0%	100.0%

TracVison A5 revaluation charge	—	—	5.2	—
Other cost of goods sold	65.9	57.1	64.9	55.3

Total cost of goods sold	65.9	57.1	70.1	55.3

Gross profit	34.1	42.9	29.9	44.7
Operating expenses:
Research and development	9.9	15.8	10.7	16.0
Sales and marketing	28.8	21.6	25.2	19.9
General and administrative	8.8	10.3	8.3	8.5

Total operating expenses	47.5	47.7	44.2	44.4

Operating income (loss)	(13.4)	(4.8)	(14.3)	0.3
Other income (expense), net	1.3	(0.3)	0.6	(0.4)

Loss before income tax expense	(12.1)	(5.1)	(13.7)	(0.1)
Income tax benefit (expense)	0.5	1.7	(0.2)	0.5

Net income (loss)	(11.6)%	(3.4)%	(13.9)%	0.4%

Three Months Ended September 30, 2004 and 2003

Operating Summary

Net loss for the three months ended September 30, 2004, was $1.6 million, or ($0.11) per basic and diluted common share, representing a significant decline from the net loss of $466,000, or ($0.04) per basic and diluted common share, in the three months ended September 30, 2003. The 2004 results primarily reflected a 2.0% increase in sales over 2003, offset by an 8.8 percentage point of revenue decline in gross margin.

The decline in gross profit from 42.9% in the third quarter of 2003 to 34.1% in the third quarter of 2004 was primarily due to lower margin on sales of the TracVision A5 product compounded by a lower percentage of sales of our higher margin military products. (See further discussion of the inventory revaluation charge in Note 6 to the Notes of Condensed Consolidated Financial Statements).

Operating expenses as a percentage of revenue were unchanged as decreases in both research and development and general and administrative expenses were offset by increases in sales and marketing expenditures associated with the growth in our satellite communications product sales and TracVision A5 satellite TV antenna marketing expenses.

As a result of our public offering of 2,750,000 shares of common stock in February 2004, we increased the weighted average shares outstanding used in calculating net income per share for the three months and nine months ended September 30, 2004 by 2,750,000 shares and 2,318,431 shares, respectively.

Net Sales

Net sales increased by $248,000, or 1.8%, to $13.8 million in the three months ended September 30, 2004, from $13.5 million in the same period in 2003. Sales of mobile satellite communications products showed significant growth, increasing 12.4% to $10.3 million in the three months ended September 30, 2004, from $9.1 million in the same period in 2003. This increase was primarily attributable to unit volume increases in our marine and land mobile satellite communications products and services, including our recently introduced TracVision A5 automotive antenna system and TracVision G8 marine antenna system. Growth in both our marine and land mobile satellite communications products primarily reflects the expanding mobile satellite and communication markets both in North America and Europe, our introduction of new products, and our continued focus on developing and expanding our sales to major distributors, large account retailers and original equipment manufacturers.

Defense sales decreased by $774,000, or 20.3%, to $3.0 million in the three months ended September 30, 2004, from $3.8 million in the same period in 2003. The decline in defense sales was attributable to the decrease in sales of our tactical navigation systems. During the third quarter of 2003, our tactical navigation product sales reflected the impact of the U.S. military’s continuing deployment for the conflict in Iraq. Fiber optic component sales increased modestly from the third quarter of 2003 to the third quarter of 2004, in part as a result of increased sales of our new products, including our DSP-3000 fiber optic gyro.

Legacy marine and OEM sensor shipments declined by $114,000, or 20.7% from the third quarter of 2003 to the third quarter of 2004. The decline primarily reflects the impact of continued delays experienced with one of our component suppliers.

Cost of Goods Sold

Cost of goods sold consists of direct labor, materials, manufacturing overhead expenses and engineering costs related to customer-funded research and development efforts. Cost of goods sold increased by $1.4 million, or 17.6%, to $9.1 million in the three months ended September 30, 2004 from $7.7 million in the same period in 2003. The increase was primarily the result of the following:

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

Customer-funded research and development costs included in cost of goods sold were approximately $371,000 and $276,000, respectively, in the three months ended September 30, 2004 and 2003.

Operating Expenses

Research and development expense consists of direct labor, materials, associated overhead expenses, and other direct costs in support of our internally funded product development activities. All internal research and development costs are expensed in the period they are incurred. Total research and development expense decreased by $784,000, or 36.6%, to $1.4 million in the third quarter of 2004 from $2.1 million in the same period in 2003. As a percentage of net sales, research and development expense decreased to 9.9% in the third quarter of 2004 from 15.8% in the same period in 2003. The decrease reflects a reduction of engineering investment since the introduction of several major new products, including the TracVision A5 and the TracVision G8, as well as the DSP-3000 and TG-6000 fiber optic gyros.

Sales and marketing expense consists primarily of salaries and related expenses for sales and marketing personnel, sales commissions for in-house and third party sales representatives, sales related travel, literature, advertising trade shows and provisions for doubtful accounts. Sales and marketing expense increased by $1.0 million, or 35.6%, to $4.0 million in the third quarter of 2004 from $2.9 million in the same period in 2003. As a percentage of net sales, sales and marketing expense increased to 28.8% in 2004 from 21.6% in the same period in 2003. The dollar increase was primarily a result of continued additional marketing and distribution costs to further support the growth in our satellite communications sales and the continued promotional and marketing activities that support additional market awareness of the TracVision A5 and other land mobile satellite communication products. Expanded large account and trade show promotions within the marine and land-mobile markets and higher communication-product sales commissions that scale with sales volume, also contributed to this increase. To a lesser extent, increased reserves for potential European doubtful accounts also contributed to the overall increased sales expense for the quarter.

General and administrative expense consists of costs attributable to our general management, finance, accounting, legal, information systems, human resources, and outside professional services. General and administrative expense decreased by $166,000, or 11.9%, to $1.2 million in 2004 from $1.4 million in the same period in 2003 primarily as a result of a single license and patent settlement charge recorded in the third quarter of 2003. Partially offsetting the decrease in expenses were increases in accounting compliance costs and legal expenses. As a percentage of net sales, general and administrative expense decreased to 8.8% in 2004 from 10.3% in the same period in 2003.

Income Taxes

In the third quarters of 2004 and 2003, we recorded income tax benefit of approximately $64,000 and $235,000, respectively. During the third quarter of 2003, $235,000 of income tax benefit was recorded upon receiving a favorable outcome of an IRS audit of our income tax returns for the fiscal years 1996 through 1998. During the third quarter of 2004, a benefit was recorded primarily in relation to the decrease in year-to-date profitability of our foreign subsidiary. We recognized no U.S. net income tax benefit because the recognizable deferred tax benefit was entirely offset by an equal amount of deferred tax valuation allowance.

Nine Months Ended September 30, 2004 and 2003

Operating Summary

Net loss for the nine months ended September 30, 2004, was $6.4 million, or ($0.46) per basic and diluted common share, and was significantly below the net income of $155,000, or $0.01 per basic and diluted common share, in the nine months ended September 30, 2003. The year-to-date results reflected a 12.9% increase in sales over 2003, offset primarily by:

•	a $2.4 million, or 5.2 percentage point of revenue, second-quarter TracVision A5 lower of cost or market inventory and non-cancelable future purchase commitment revaluation adjustment; and

•	a 9.6 percentage point of revenue decline in gross margin, excluding the TracVision A5 revaluation adjustment, primarily associated with a lower concentration of sales in the higher-margin defense products.

Year-to-date total operating expenses increased by $2.3 million or 12.4%, from $18.2 million in 2003 to $20.4 million in 2004 due mostly to increased new product sales and marketing expenses and, to a lesser extent, general and administrative professional fees. However, as a percentage of sales, the total operating expenses remained stable from 2003 to 2004, changing from 44.4% of revenue to 44.2%.

Net Sales

Nine-month period net sales increased by $5.3 million, or 12.9%, to $46.3 million in 2004 from $41.0 million in 2003. Sales of our mobile satellite communications products, including our TracVision A5, continued to show significant growth, increasing 40.0% to $36.5 million in the nine months ended September 30, 2004, from $26.1 million in the same period in 2003. This increase was primarily attributable to unit volume increases in our marine and land mobile satellite communications products and services, including our TracVision A5 automotive antenna system and TracVision G8 marine antenna system, both introduced in late 2003. Sales results also reflect our realized expansion within the mobile satellite and communication markets, particularly in North America and Europe, our introduction of new products, and our sales to major distributors, large account retailers and original equipment manufacturers.

Defense sales decreased by $4.5 million, or 34.5%, to $8.5 million in the nine months ended September 30, 2004, from $12.9 million in the same period in 2003. A decline in sales of our tactical navigation systems represented the entire decline in defense sales.

Year-to-date legacy marine and OEM sensor shipments declined by 34.9% from $2.0 million in 2003 to $1.3 million in 2004. This decline is a continuation of a long-term trend plus the continued impact of a temporary component supply issue.

Cost of Goods Sold

Total cost of goods sold for the nine months ended September 30, 2004, increased by $9.8 million, or 43.1%, to $32.5 million from $22.7 million in the same period in 2003. Increases in the costs of goods sold for the nine months ended September 30, 2004, from the same period in 2003 primarily resulted from:

•	a $2.4 million TracVision A5 lower of cost or market inventory and non-cancelable future purchase commitment revaluation adjustment;

•	continued shift in product mix from higher-margin defense-related products to comparably lower margin mobile satellite communication products;

•	higher per unit cost of TracVision A5 automotive antenna systems relative to our other product lines;

•	TracVision A5 and other new product warranty costs; and

•	higher manufacturing costs, primarily resulting from additions to support systems and infrastructure, including leased manufacturing space.

Customer-funded research and development costs included in cost of goods sold were approximately $774,000 and $833,000 in the nine months ended September 30, 2004 and 2003, respectively.

Operating Expenses

Total research and development expense decreased by $1.6 million, or 24.2%, to $5.0 million in the first nine months of 2004 from $6.6 million in the same period in 2003. As a percentage of net sales, year-to-date research and development expense decreased to 10.7% in 2004 from 16.0% in the same period in 2003. The decrease reflects a reduction of engineering investment following the introduction of several major new products, including the TracVision A5 and the TracVision G8, as well as the DSP-3000 and TG-6000 fiber optic gyros.

Sales and marketing expense increased by $3.5 million, or 42.6%, to $11.6 million in 2004 from $8.2 million in the same period in 2003. As a percentage of net sales, sales and marketing expense increased to 25.2% in 2004 from 19.9% in the same period in 2003. Similar to the result for the quarters ended September 30, 2004 and 2003, the increase was primarily a result of additional satellite communications sales, marketing, distribution and technical support costs, the continued promotional and marketing activities supporting improved market awareness of the TracVision A5 and other land mobile satellite communication products, expanded large account and trade show promotions, and increased communication-product sales commissions that scale with sales volume.

General and administrative expense increased by $382,000, or 11.0%, to $3.8 million in 2004 from $3.5 million in the same period in 2003. As a percentage of net sales, general and administrative expense decreased to 8.3% in 2004 from 8.5% in the same period in 2003. Legal and accounting compliance expenses accounted for the majority of our general and administrative cost increases. Additional salary and salary-related costs also contributed to this increase.

Income Taxes

In the nine months ended September 30, 2004, we recorded a foreign income tax provision of approximately $74,000 as a result of profitability in our foreign subsidiary. In the nine months ended 2003, we recorded approximately $235,000 in tax benefit upon receiving a favorable outcome from an IRS audit of our income tax returns for the fiscal years 1996 through 1998. The $235,000 recovery in 2003 was partially offset by $51,000 in foreign subsidiary taxes associated with local profitability.

Liquidity and Capital Resources

We have historically funded our operations from product sales, net proceeds from public and private equity offerings, bank financings, proceeds received from exercises of warrants and stock options, and to a lesser extent, equipment leasing and financing arrangements. On February 13, 2004, we completed an underwritten public offering of 2,750,000 shares of our common stock at $18.75 per share. We received net proceeds of approximately $48.0 million after deducting all associated offering expenses incurred in both 2003 and 2004. As of September 30, 2004, we had $46.9 million in cash, cash equivalents and marketable securities and $58.9 million in working capital.

For the nine months ended September 30, 2004, we used $3.4 million in cash to fund our operations. Cash flow from operations, as reconciled from our net loss of $6.4 million for the nine months ended September 30, 2004 included $1.5 million for depreciation and amortization as well as a non-cash $2.5 million adjustment for the effect of the TracVision A5 lower of cost or market revaluation charge. Net cash used in operating activities during the first nine months of 2004 also included the following:

•	a $3.2 million reduction in accounts and contracts receivable;

•	$3.0 million of investment in inventory resulting from the expansion of our product offerings as well as build-up of stocking levels in anticipation of future sales growth, particularly for the TracVision A5 mobile satellite antenna;

•	a $1.9 million decrease in accounts payable balances primarily associated with the timing of payments; and

•	a $334,000 provision for doubtful accounts.

The increase in the provision for doubtful accounts represents additional reserves established to address collection delays associated with a longtime European distributor. The reserve does not cover the total outstanding balance, but rather reflects our current assessment of the collection risk in accordance with our credit policies and procedures.

Net cash used in investing activities was $36.5 million for the nine months ended September 30, 2004, and primarily represents the investment of cash in excess of operational needs into marketable securities. We also used $1.2 million to purchase manufacturing and other capital equipment primarily to support our sales growth and development activities.

Net cash provided by financing activities was $48.7 million for the nine months ended September 30, 2004. In addition to our February 2004 $48.4 million net equity offering proceeds, we also received $432,000 from common stock issuances under our employee stock option and stock purchase programs. These proceeds were partially offset by $79,000 in principal payments on outstanding long-term debt obligations.

Currently, we have a revolving loan agreement with a bank that provides for a maximum available credit of $15.0 million and expires on July 17, 2006. We pay interest on any outstanding amounts at a rate equal to, at our option, LIBOR plus 2.0%, or the greater of the Federal Funds Effective Rate plus 0.5% or the bank’s prime interest rate. We pay monthly fees at an annual rate of 0.25% on up to $10.0 million of the unused portion of the loan facility. The loan facility advances funds using an asset availability formula based upon our eligible accounts receivable and inventory balances, less a fixed reserve amount. We may terminate the loan agreement prior to its full term without penalty, provided we give 30 days written notice to the bank. As of September 30, 2004, no borrowings were outstanding under the facility.

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

We believe that the $46.9 million in cash, cash equivalents and marketable securities, together with our other existing working capital, will be adequate to meet planned operating and capital requirements through the foreseeable future. However, as the need or opportunity arises, we may seek to raise additional capital through public or private sales of securities or through additional debt financing. There are no assurances that we will be able to obtain any additional funding or that such funding will be available on acceptable terms.

FORWARD LOOKING STATEMENTS – TRENDS, RISKS AND UNCERTAINTIES

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements that are subject to a number of risks and uncertainties, as described below, among others. These are important factors that could cause actual results to differ materially from those anticipated.

We may not be profitable in the future.

We have a history of unprofitable operations. During the first nine months of 2004 we incurred a net loss of $6.4 million. Moreover, we incurred net annual losses of $1.5 million in both 2003 and 2002 and $6.3 million in 2001. As of September 30, 2004, we had an accumulated deficit of $17.7 million.

The market for our mobile satellite TV products for minivans, SUVs and other passenger vehicles is new and emerging, and our business may not grow as we expect.

Our TracVision A5 is the first commercially available, low profile mobile satellite TV antenna practical for use on minivans, SUVs and other passenger vehicles. We began shipping the TracVision A5 in September 2003. Accordingly, the market for this product is new and emerging. Consumers may not respond favorably to live satellite TV in passenger vehicles, and the market may not accept the TracVision A5. The early stage of development of this market makes it difficult for us to predict customer demand accurately. For example, sales of the TracVision A5 during the last three fiscal quarters were below our initial expectations. We believe this was due in part to pricing, required product upgrades, and production delays resulting from component supply issues. Although we have reduced the price of the TracVision A5 and taken other steps to address these issues, similar issues or latent defects in the TracVision A5 could adversely affect sales.

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

Our TracVision A5 is the first commercially available, low profile mobile satellite TV antenna for use on minivans, SUVs and other passenger vehicles. Any advantage we may have may erode as other competing companies and products enter this market. In January 2004, Delphi Corp., a prominent supplier of automotive parts, demonstrated a prototype mobile satellite TV antenna that can be integrated into the roof of a luxury SUV. The product, which Delphi announced would be commercialized in coming years, includes antenna technology developed by Motia, Inc., a semiconductor company focused on enabling antennas for wireless systems providers. Motia expects to offer a separate product for the automotive after-market. RaySat has announced its intention to introduce a low-profile phased-array satellite antenna using technology developed by Skygate, potentially late in 2004. Winegard has also announced its intention to introduce a low-profile in-motion satellite TV antenna. ERA Technology Ltd. has announced that it has developed a low-profile scanning antenna allowing direct broadcast satellite TV services. These satellite antenna products may have a slightly lower profile than the TracVision A5’s five-inch profile, and customers may prefer to wait for antennas integrated into the vehicle roof or antennas with a lower profile. In addition, Delphi and SIRIUS Satellite Radio announced in January 2004 that they intend to introduce in 2005 a service offering several video channels through SIRIUS’ existing satellite radio system. Customers may delay purchasing the TracVision A5 in anticipation of the release of any of these products. Competition from any of these products could impair our ability to sell the TracVision A5 and may force us to further reduce the price of the TracVision A5. Moreover, Delphi’s long-term relationships with automobile manufacturers may give it a significant advantage in selling mobile satellite TV antennas to those manufacturers.

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

We sell TACNAV and our other defense products to the U.S. military and foreign military and government customers. These customers have unusual purchasing requirements, which can make sales to those customers unpredictable. Factors that affect their purchasing decisions include:

•	new military and operational doctrines that affect military equipment needs;

•	delays in military procurement schedules;

•	sales cycles that are long and difficult to predict.

•	changes in tactical navigation requirements;

•	changes in modernization plans for military equipment;

•	shifting priorities for current battlefield operations;

•	allocation of funding for military programs;

•	delays in the testing and acceptance of our products; and

These factors can cause substantial fluctuations in sales of TACNAV and our other defense products from period to period and have had an adverse affect on our military sales during recent quarters. Moreover, TACNAV and most of our other defense products must meet military quality standards, and our products may not continue to meet existing or more rigorous standards adopted in the future. Any failure to meet military contract specifications may produce delays as we attempt to improve our design, development, manufacturing or quality control processes. Furthermore, government customers and their contractors can generally cancel orders for our products for convenience. Even under firm orders with government customers, funding must usually be appropriated in the budget process in order for the government to complete the contract. The cancellation of or failure to fund orders for our products could substantially reduce our net sales.

Only a few customers account for a substantial portion of our defense revenues, and the loss of any of these customers would substantially reduce our net sales.

We derive a substantial portion of our defense revenues from a small number of customers. Based upon sales through the nine months of 2004, our top four defense customers, including the U.S. military as a single customer, accounted for 57.9% and 52.3% of our net sales attributable to defense products and 12.8% and 9.6%, of our total net sales, in the three months and nine months ended September 30, 2004, respectively. In the three and nine-month periods ended September 30, 2003, the same four defense customers, including the U.S. military as a single customer, accounted for 65.3% and 52.4%, respectively, of our net sales attributable to defense products and 18.4% and 16.5%, respectively, of our total net sales. The loss of any of these customers would substantially reduce our net sales and results of operations and could seriously harm our business.

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

Our mobile satellite communications products have historically had lower product margins than our defense products. In the first nine months of 2004, sales of our mobile satellite communications products grew while sales of defense products declined compared to the first nine months of 2003. If this change in the mix profile of satellite communications and defense products were to continue, it could result in lower gross margins in the future.

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

We obtain many key components for our products from third-party suppliers, and in some cases we use a single or a limited number of suppliers. Any interruption in supply could impair our ability to deliver our products until we identify and qualify a new source of supply, which could take several weeks, months or longer and could increase our costs significantly. In general, we do not have written long-term supply agreements with our suppliers but instead purchase components through purchase orders, which exposes us to potential price increases and termination of supply without notice or recourse. We do not generally carry significant inventories of product components, and this could magnify the impact of the loss of a supplier. If we are required to use a new source of materials or components, it could also result in unexpected manufacturing difficulties and could affect product performance and reliability.

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

Our operating performance depends significantly on general economic conditions. Net sales of our satellite communications products are largely generated by discretionary consumer spending, and demand for these products can demonstrate slower growth than we anticipate as a result of regional and global economic conditions. Consumer spending tends to decline during recessionary periods and may decline at other times. Consumers may choose not to purchase our mobile satellite communications products due to a perception that they are luxury items. If global and regional economic conditions fail to improve or deteriorate, demand for our products could be adversely affected.

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

In the defense navigation, guidance and stabilization markets, we compete primarily with Honeywell International Inc., Kearfott Guidance & Navigation Corporation, Leica Microsystems AG, Northrop Grumman Corporation and Smiths Group PLC. In the market for mobile satellite communications products, we compete with a variety of companies. In the land mobile market for satellite TV communications equipment, we compete directly with King Controls, MotoSAT, TracStar Systems, Inc., RaySat and Winegard Company. In the land mobile market for Internet communications equipment, we compete directly with Hughes Network System’s DIRECWAY service and indirectly with cellular telephone service providers, whose services are substantially cheaper than TracNet. In the marine market for satellite TV communications equipment, we compete with Navigator Technology, Orbit Satellite Television & Radio Network and Sea Tel. In the marine market for telephone, fax, data and Internet communications equipment, we compete with Furuno Electric Co., Ltd., Globalstar LP, Iridium Satellite LLC, Japan Radio Company and Nera ASA. Among the factors that may affect our ability to compete in our markets are the following:

•	any of our primary competitors are well established companies that could have substantially greater financial, managerial, technical, marketing, personnel and other resources than we do;

•	product improvements or price reductions by competitors may weaken customer acceptance of our products; and

•	our competitors may have lower production costs than we do, which may enable them to compete more aggressively in offering discounts and other promotions.

Our international business operations expose us to a number of difficulties in coordinating our activities abroad and in dealing with multiple regulatory environments.

Sales to customers outside the United States and Canada accounted for approximately 17.0% and 20.1% of our net sales in the three and nine months ended September 30, 2004 and 13.5% and 18.8% of our net sales in the three and nine months ended September 30, 2003, respectively. We have only one foreign sales office, which is located in Denmark, and we otherwise support our international sales from our operations in the United States. Our limited operations in foreign countries may impair our ability to compete successfully in international markets and to meet the service and support needs of our customers in countries where we have no infrastructure. We are subject to a number of risks associated with our international business activities, which may increase our costs and require significant management attention. These risks include:

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

We and certain of our officers are defendants in a putative class action lawsuit in the U. S. District Court for the District of Rhode Island. The suit asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder on behalf of purchasers of our securities between October 1, 2003 and July 2, 2004. We and certain of our directors and officers are also defendants in a putative shareholders’ derivative action pending in Rhode Island State Superior Court. This suit asserts state law claims on our behalf between January 2004 and the present arising from the allegations set forth in the class action complaints in the U.S. District Court described above. We intend to vigorously defend ourselves against these claims. There can be no assurance, however, that we will not have to pay significant damages or amounts in settlement. An unfavorable outcome or prolonged litigation could materially harm our business. Litigation of this nature does divert the time and attention of our management.

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

Changes in the securities laws and regulations are likely to increase our costs.

As a result of the Sarbanes-Oxley Act of 2002, the SEC and the Nasdaq have promulgated a variety of new rules and listing standards. Compliance with these new rules and listing standards has significantly increased our legal, financial and accounting costs, and we expect these increased costs to continue. These developments may make it more difficult and more expensive for us to obtain director and officer liability insurance. Likewise, these developments may make it more difficult for us to attract and retain qualified members of our board of directors, particularly independent directors, or qualified executive officers.

Under Section 404 of the Sarbanes-Oxley Act, we are required to include a report of management in our next annual report on Form 10-K that contains an assessment of the effectiveness of our internal controls over financial reporting, as well as an attestation by our independent auditors regarding the content of this report. If our independent auditors are unable to provide us with an unqualified report as to the effectiveness of our internal controls over financial reporting, investors could lose confidence in the reliability of our financial statements, which could result in a decline in the price of our common stock.

The market price of our common stock may be volatile.

Our stock price has been volatile. From January 1, 2003, to September 30, 2004, the trading price of our common stock ranged from $6.61 to $34.73. Many factors may cause the market price of our common stock to fluctuate, including:

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

In addition, the stock market can experience extreme price and volume fluctuations. These fluctuations are often unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the market price of our common stock. When the market price of a company’s stock drops significantly, stockholders often institute securities class action litigation against that company. Litigation against us would cause us to incur substantial costs, divert the time and attention of our management and other resources or otherwise harm our business.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk exposure is in the area of foreign currency exchange risk. We are exposed to currency exchange rate fluctuations related to our subsidiary operations in Denmark. Certain operations in Denmark are transacted in the Danish Krone or Euro and reported in the U.S. dollar, the functional currency. For foreign currency exposures existing at September 30, 2004, a 10% unfavorable movement in the foreign exchange rates for our subsidiary location would not expose us to material losses in earnings or cash flows. The calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar.

From time to time, we purchase foreign currency forward exchange contracts having durations of no more than 3 months. These forward exchange contracts offset the impact of exchange rate fluctuations on intercompany payments due from our foreign subsidiary. Forward exchange contracts are accounted for as cash flow hedges and are recorded on the balance sheet at fair value. Changes in the fair value are recognized in earnings. As of September 30, 2004, the difference between the cumulative change in the fair value of the hedge instruments and the cumulative change in the value of the hedged transactions was not material. Accordingly, the fair value of these forward contracts was not material.

The primary objective of our investment activities is to preserve principal and maintain liquidity, while at the same time maximize income. We have not entered into any instruments for trading purposes. Some of the securities that we invest in may have market risk. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, investment grade asset-backed corporate securities, money market funds and government, government agency and non-government debt securities. A hypothetical 100-basis-point increase in interest rates would result in an approximate $35,000 decrease in the fair value of our investments as of September 30, 2004. However, due to the conservative nature of our investments, the relatively short duration of their maturities, our ability to convert some or all of our long-term investments to less interest rate-sensitive holdings and our general intent to hold most securities until maturity, we believe interest rate risk is mitigated. As of September 30, 2004, approximately 80% of the $35.3 million classified as available-for-sale marketable securities will mature or reset within one year. We do not invest in any financial instruments denominated in foreign currencies. Accordingly, interest rate risk is not considered material.

To the extent that we borrow against our variable-rate credit facility, we will be subject to interest rate risk. There were no borrowings outstanding at September 30, 2004.

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

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2004, there were no changes in our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In September 2004, we were served with a complaint originally filed in the U.S. District Court for the District of Rhode Island on April 25, 2003 by a former employee of ours on his own behalf and on behalf of the United States of America, alleging: (i) wrongful termination of employment and (ii) violations of the False Claims Act in connection with the sale of products to the U.S. Government or its contractors. This matter was dismissed on September 27, 2004, with prejudice as to the employee and without prejudice with respect to the U.S. Government.

We are a defendant in a putative class action lawsuit in the U. S. District Court for the District of Rhode Island in which we and certain of our officers are named as defendants. The suit asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder on behalf of purchasers of our securities in the period between October 1, 2003 and July 2, 2004. The Teamsters Affiliates Pension Plan has been appointed lead plaintiff. This matter consolidates into one action eight separate complaints filed between July 21, 2004 and September 15, 2004.

On August 16, 2004, Hamid Mehrvar filed a putative shareholders’ derivative action in the Rhode Island State Superior Court for Newport County against us and certain of our officers and directors. The suit asserts state law claims on behalf of KVH between January 2004 and the present arising from the allegations set forth in the class action complaints in the U.S. District Court described above.

Additionally, in the ordinary course of business, we are a party to legal inquiries, proceedings and claims including, from time to time, disagreements with customers concerning our products and services.

ITEM 6. EXHIBITS

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

Date: November 8, 2004

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