Form 10-K
period 2004-12-31
KVH INDUSTRIES INC \DE\
filed 2005-03-16
CIK 1007587

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2004

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

(Title of Class)

Indicate by an ☒ whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by an ☒ if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☒ No ☐

Indicate by an ☒ whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

On June 30, 2004, the last day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the stock held by non-affiliates of the registrant was approximately $171,266,000, based upon a total of 13,348,851 shares held by non-affiliates and the last sale price on that date of $12.83. As of March 8, 2005, the number of shares outstanding of the registrant’s common stock was 14,513,045.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to the 2005 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K. The registrant anticipates that its definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after December 31, 2004, the end of the registrant’s fiscal year.

ii

PART I

ITEM 1.	Business

Forward-Looking Statements

Except for historical facts, the statements in this annual report are forward-looking statements. Forward-looking statements are merely our current predictions of future events. These statements are inherently uncertain, and actual events could differ materially from our predictions. Important factors that could cause actual events to vary from our predictions include those discussed in this annual report under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors.” We assume no obligation to update our forward-looking statements to reflect new information or developments. We urge readers to review carefully the risk factors described in this annual report and in the other documents that we file with the Securities and Exchange Commission. You can read these documents at www.sec.gov.

Additional Information Available

Our principal Internet address is www.kvh.com. Our web site provides a hyperlink to a third-party web site through which our annual, quarterly, and current reports, as well as amendments to those reports, are available free of charge. We believe these reports are made available as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC. We do not provide any information regarding our SEC filings directly to the third-party web site, and we do not check its accuracy or completeness.

Introduction

We develop, manufacture and market mobile satellite communications products for the land and marine markets and navigation, guidance and stabilization products for defense and commercial markets. Our expertise in mobile satellite antenna, digital compass and fiber optic gyro technologies has enabled us to lower the cost, decrease the size and improve the performance of our products. Our research and development, manufacturing and quality control capabilities have enabled us to meet the demanding standards of our military, consumer and commercial customers for performance and reliability. This combination of factors has allowed us to increase our penetration of existing markets and enter new markets.

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

Our defense products include tactical navigation systems that provide uninterrupted navigation and pointing information in a broad range of military vehicles, including HMMWVs and light armored vehicles. We also offer precision fiber optic gyro-based systems that help stabilize platforms, such as gun turrets and radar units and provide guidance for munitions. We sell our defense products directly to U.S. and allied governments and government contractors, as well as through an international network of authorized independent sales representatives. Our fiber optic products are also used in such commercial applications as train track geometry measurement systems, industrial robotics, stabilization of TV cameras, and in our own TracVision G8 satellite TV antenna.

Our Solutions

We develop, manufacture and market mobile satellite communications products for the land and marine markets, and navigation, guidance and stabilization products for defense markets, as well as some commercial applications.

Mobile Satellite Communications

We have developed a comprehensive family of products using a range of technologies to address the unique needs of our satellite communications markets. Our TracVision, Tracphone and TracNet products enable users to receive live satellite TV and to send and receive telephone, fax, and Internet information while on the move. Our products use sophisticated robotics, stabilization and control software, sensing technologies and advanced antenna designs to offer the following benefits:

Consistent and reliable mobile satellite communications. Our mobile satellite communications products can automatically search for, identify and point directly at the satellite, whether a vehicle or vessel is in motion or stationary. Our antennas use gyros and inclinometers to measure the pitch, roll and yaw of an antenna platform in relation to the earth. Microprocessors and our proprietary stabilization and control software use that data to compute the antenna movement necessary for the antenna’s motors to point the antenna properly and maintain contact with the satellite. If an obstruction temporarily blocks the satellite signal, our products continue to track the satellite’s location according to the movement of the antenna in order to carry out automatic, rapid reacquisition of the signal when a direct line of sight to the satellite is restored.

Wide range of products for the mobile user. We provide mobile satellite communications products for a variety of vehicles in the land mobile market, which includes luxury motor coaches, buses, recreational vehicles, trucks, and most recently, automobiles, as well as a variety of vessels in the marine market, which includes commercial shipping vessels, commercial fishing vessels, merchant ships and yachts. We developed our earliest products for the luxury yacht market and have succeeded in reducing the size and cost of our products for introduction into the land market, which was initially focused on larger vehicles like motor coaches but now also includes passenger vehicles. We began providing mobile satellite antenna systems for automobiles in September 2003 with the introduction of our TracVision A5, a low-profile antenna that currently provides in-motion satellite television in most of the continental United States using DIRECTV services. Our entry into the automotive arena was facilitated by our hybrid phased-array antenna technology, which integrates hundreds of small antenna elements across a flat surface, allowing a low-profile design.

Commitment to customer support. Our Certified Support Network (CSN) offers our TracVision, Tracphone and TracNet customers an international network of skilled technical dealers and support centers in many locations where our customers are likely to travel. We have selected distributors based on their technical expertise, professionalism and commitment to quality and regularly provide them with extensive training in the sale, installation and support of our products.

Defense

We offer a family of digital compass and fiber optic gyro-based systems that address the rigorous requirements of military customers for precision navigation, guidance and stabilization. Our systems offer:

Reliable, continuously available navigation and guidance. Our systems provide an unjammable source of reliable, easy-to-use and continuously available navigation and pointing data. For example, our TACNAV system can tell a vehicle driver in which direction to steer to reach a certain target, how much farther to the destination, and whether or not the vehicle is on course. Because our digital compass products measure the earth’s magnetic field rather than satellite signals from the global positioning system, or GPS, they are not susceptible to GPS jamming devices. In addition, our new fiber optic gyro-based inertial measurement unit product, or IMU, enhances the accuracy of guided munitions. This IMU, along with our core fiber optic technology, also has commercial and industrial applications.

Compatibility with a wide range of vehicles and platforms. We offer variants of our TACNAV system using both our fiber optic gyros and digital compasses, providing low-cost, integrated tactical navigation solutions for military vehicles ranging from tactical trucks to combat vehicles and main battle tanks. TACNAV systems address the varying operational requirements of different vehicles, such as turret pointing on a tank and vehicle navigation on a combat support vehicle. We also offer several fiber optic gyro-based products that support stabilization applications, such as stabilization of turrets, optical targeting systems, radar and communication antennas in both the military and commercial markets.

Integration and aggregation of data from on-board systems. Our navigation systems function as standalone tools and also aggregate, integrate and communicate critical information from a variety of on-board systems. TACNAV can receive data from systems such as the vehicle’s odometer, GPS, laser rangefinders, turret angle indicators and laser warning systems. TACNAV can also output this data to an on-board computer for retransmission through the vehicle’s communications systems to a digital battlefield management application. We have also demonstrated to the U.S. Army an early prototype of a new TACNAV system that successfully combined TACNAV with satellite communication technology, potentially enabling TACNAV to communicate directly with digital battlefield management applications.

Our Products

We offer a broad array of products to address the needs of a variety of customers in the markets for mobile satellite communications and defense navigation, guidance and stabilization.

Mobile Satellite Communications Products

Our mobile satellite communications products include our TracVision, Tracphone and TracNet products, which offer satellite television and voice, fax, data and Internet communications to customers in the land mobile and marine markets. We began to offer both our first KVH-branded mobile satellite communications product, the Tracphone K2, and our first mobile satellite TV antenna, the TracVision, in 1996. Since that time, we have expanded our product offerings to include more than 15 different mobile satellite communications products. Our mobile satellite communications antennas are housed in impact-resistant domes to protect them from inclement weather or debris. All of our mobile satellite communications products require customers to pay fees in connection with the services they obtain with our products, such as monthly Internet access fees for TracNet and airtime charges for Tracphone telephone service. We collect these fees only in cases where the customer contracts for these services through us.

Land. We design, manufacture, and sell a range of TracVision satellite TV antenna systems for use on a broad array of vehicles. Our land satellite business comprises two principal vehicle classes and opportunities: automotive and RV/truck.

In the automotive market, we offer the TracVision A5, which uses patented hybrid phased-array antenna technology to provide in-motion reception of satellite TV programming in the continental United States using DIRECTV services. We began shipping the TracVision A5 at the end of September 2003, following almost three years of research and development. Our TracVision A5 product includes a mobile satellite communications antenna and a 12V receiver designed specifically for the automotive environment to convert the satellite signal into a video stream. The TracVision A5 stands approximately five inches high and mounts either to a vehicle’s roof rack or directly to the vehicle’s roof, making it practical for use aboard minivans, SUVs and other large passenger vehicles. The antenna’s hybrid phased-array technology integrates 280 small antenna elements across a flat surface, mechanically rotates that surface horizontally and uses an electronic “lens” to bend the satellite signal so that the broadcast energy strikes each of the individual elements at closer to a perpendicular angle. The separate signals from each small antenna element are then recombined to create a single data stream. In June 2004, we announced that we and DIRECTV, Inc., had reached an agreement authorizing us to offer DIRECTV services for passenger vehicles in connection with the sale of the TracVision A5 through our dealer network. In January 2005, DIRECTV officially introduced its TOTAL CHOICE Mobile satellite TV programming package for automotive applications. At this time, we are the only company authorized by DIRECTV to sell, promote, and activate mobile users for the TOTAL CHOICE Mobile programming package.

In the RV/truck market, we offer several versions of our TracVision satellite TV product, including products intended for both stationary and in-motion use. Our TracVision L3 and S3 products offer automatic satellite switching and compatibility with digital video broadcasting technology. Our other land mobile TracVision products offer fewer features at lower price points. These land mobile TracVision products use an elliptical parabolic antenna to reduce the antenna’s profile to address height restrictions on the road. Our stationary land mobile TracVision products automatically find the appropriate satellite once the vehicle has stopped. We sell our TracVision LF and SF products exclusively to original equipment manufacturers for factory installation on new vehicles. Each of these systems works with a range of service providers, including DIRECTV, DISH Network, and other regional service providers. Although initially designed for automotive applications, the TracVision A5 is now also sold within the RV marketplace to provide access to DIRECTV programming in in-motion applications and for vehicles with height restrictions that could prevent them from safely using a satellite TV antenna based on parabolic technology.

Marine. In the marine market, we offer a range of mobile satellite TV and communications products. Our marine TracVision satellite TV antennas vary in size from a lower-profile elliptical parabolic system similar to those offered for use on RVs to 18- to 24-inch diameter round antennas. Our largest marine satellite TV system is the TracVision G8, which includes a 32-inch carbon fiber antenna for greater range and efficiency and a KVH fiber optic gyro for precision tracking.

Our Tracphone products provide in-motion access to global satellite communications offered by Inmarsat, a satellite service provider that supports links for phone, fax and data communications as fast as 128 Kbps, or kilobits per second. The Tracphone F77, F55 and F33 antennas use the new Inmarsat Fleet service to offer voice as well as high-speed Internet service, while our Tracphone 252 antenna offers lower-cost voice and low-speed data services via the Inmarsat mini-M service. The Tracphone F77, F55 and F33 are manufactured by Thrane & Thrane A/S of Denmark and distributed exclusively by us in North America under the KVH Tracphone label.

Our TracNet product provides mobile broadband Internet access in Europe, where Internet-via-satellite is a relatively mature product. TracNet uses one of our TracVision antennas to receive broadband downloads of Internet data and either a cellular or satellite modem as a return path. In European waters, TracNet users with a TracVision antenna can surf the Internet at download speeds as fast as 512 Kbps, while the vessel is in motion. Without a TracVision antenna, downloads and return path data rates can be as fast as 56 Kbps. TracNet includes integrated Ethernet networking and optional 802.11b, known as Wi-Fi, wireless networking capabilities. TracNet was introduced to European consumers in the second quarter of 2003.

Sales of TracNet systems for boats and RVs in the United States and Canada were suspended starting in the fourth quarter of 2004 due to our ongoing assessment of North America’s rapidly changing mobile Internet landscape. We later elected to discontinue the TracNet 2.0 product in North America after being informed that ExpressVu, the third party providing the mobile DirecPC service and broadband downloads for TracNet in North America, had elected to discontinue its broadband service later in 2005.

We remain committed to providing mobile access to two-way Internet services within the United States and Canada. Our fleet-compatible Tracphone products are currently providing this service within the marine marketplace. We are actively evaluating new and emerging mobile Internet solutions and their possible application within integrated KVH products that could allow us to support mobile Internet service on recreational vehicles and automobiles in the future while meeting customers’ expectations for performance.

Defense Products

Our defense products include digital compasses for tactical navigation, fiber optic gyros for tactical navigation and stabilization and our recently introduced inertial measurement unit for precision guidance of torpedoes, smart munitions and unmanned aerial vehicles. Our TACNAV digital compass products have been sold for use aboard U.S. Army, Marine Corps, and Navy vehicles as well as to many allied countries, including

Australia, Britain, Canada, Germany, Italy, New Zealand, Saudi Arabia, Spain, Sweden, Taiwan, Malaysia and Switzerland. We believe that we are among the leading manufacturers of such systems. Our TACNAV products are generally designed to our customers’ specifications. At customer request, we offer training and other services on a time-and-materials basis. We expect to provide certain inertial measurement unit products, such as those used in smart munitions applications, in partnership with other companies.

Our fiber optic gyro products use an all-fiber design without moving parts, which provides precision, accuracy and durability. Fiber optic gyros can be used for precision tactical navigation systems for military vehicles for stabilizing antennas, radar optical devices or turrets, and image stabilization and synchronization for shoulder- or tripod-mounted weapon simulators. Though our fiber optic products also support commercial and industrial applications, we include revenues from these sales within our overall defense revenue.

Tactical Navigation. The TACNAV II Fiber Gyro Navigation system is a fiber optic gyro-based navigation and pointing system designed to support a variety of vehicle and weapons platforms. The system offers a compact design, continuous output of heading and pointing data, and a flexible architecture that allows it to function as either a stand-alone navigation module or as the central component of an expanded, multifunctional navigation system.

TACNAV TLS is a digital compass-based tactical navigation and targeting system designed for turreted vehicles, including reconnaissance vehicles, armored personnel carriers and light armored vehicles. The system offers a range of capabilities, including GPS backup and enhancement, vehicle position, hull and turret azimuth, navigation displays, and target location.

The TACNAV M100 GMENS, formerly TACNAV Light, is a digital compass-based battlefield navigation system specifically designed for non-turreted vehicles, such as HMMWVs and trucks. In September 2003, the TACNAV M100 GMENS was designated by the U.S. Special Operations Command as a standard product, and in November 2003 the German Army gave the product a similar designation. The TACNAV M100 GMENS offers a range of capabilities, including GPS backup and enhancement, vehicle position, hull azimuth and navigation displays. We believe that customers purchase the TACNAV M100 GMENS in part because of its low cost relative to its performance.

Guidance and Stabilization. Our TG-6000 Inertial Measurement Unit, or IMU, introduced in October 2003, is a guidance system that provides precise measurement of motion and acceleration in three dimensions. It uses a three-axis configuration of our high-performance DSP-based fiber optic gyros integrated with three accelerometers. We believe that this configuration provides outstanding performance, high reliability, low maintenance and easy system integration. The TG-6000 IMU is suitable for use in applications that involve flight control, orientation, instrumentation and navigation, such as torpedoes, smart munitions and unmanned aerial vehicles.

Our open-loop DSP-4000 and DSP-3000 fiber optic gyros provide tactical-grade precision measurement of the rate and angle of a platform’s turning motion for significantly less than competing closed-loop gyros. We introduced the DSP-3000 in October 2003 and the DSP-4000 in August 2004. The DSP-3000 is slightly larger than a deck of cards. High-performance 2-axis and 3-axis configurations can be realized by integrating multiple DSP-3000 units. The larger DSP-4000 uses the core DSP-3000 technology in both 1- and 2-axis configurations. These products use digital signal processing, or DSP, technology to deliver performance superior to analog signal processing devices, which experience greater temperature-sensitive drift and rotation errors. Applications for these products include inertial measurement units, integrated navigation systems, attitude/heading/reference systems, and stabilization of antenna, radar and optical equipment. The DSP-4000 is a militarized system designed for use in high-shock and highly dynamic environments, such as gun turret stabilization.

During 2004, we completed our previously announced phase-out of our E•Core products, and we also discontinued our DSP-5000 fiber optic gyro.

Our fiber optic products are also used in such commercial applications as train location control and track geometry measurement systems, industrial robotics, stabilization of TV cameras, and in our TracVision G8 satellite TV antenna.

Legacy Products

We also continue to offer a number of our older products, including Sailcomp and Azimuth digital marine compass systems and the DataScope hand-held compass and rangefinder product. We do not consider these products to be an integral part of our ongoing business and we expect that these products will continue to experience declines in revenue as we focus our business on more strategic products and services.

Sales and Marketing

We sell our mobile satellite communications products through an international network of independent retailers, chain stores and distributors, as well as to manufacturers of marine vessels and recreational vehicles. We currently market and sell the TracVision A5 in the continental United States through consumer electronic chain stores and a large number of retailers specializing in automotive electronics, as well as a variety of specialty distributors of automotive after-market products and auto dealership expediters. We intend to continue to expand our distribution network to include additional retailers and distributors in the continental United States. We are also pursuing arrangements with automobile manufacturers to include our TracVision A5 product as optional or standard equipment on the vehicles they manufacture. In January 2005, we announced that we had signed a sales and distribution agreement for distribution of the TracVision A5 through the aftermarket parts and components distributor affiliated with a major automaker. This agreement grants the distributor the right to pursue sales and distribution of the TracVision A5 through new car dealers and could potentially lead to sales of the TracVision A5 directly through OEM-affiliated car dealers in the United States.

Our European sales subsidiary located in Denmark, KVH Europe A/S, coordinates our sales, marketing and support efforts for our mobile satellite communications products in Europe, the Middle East and Africa.

We sell our defense products directly to U.S. and allied governments and government contractors, as well as through an international network of authorized independent sales representatives. This same network also sells our fiber optic products to commercial/industrial entities.

Backlog

Our backlog was approximately $8.7 million on December 31, 2004, $4.6 million on December 31, 2003, and $5.6 million on December 31, 2002.

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

Intellectual Property

Our ability to compete effectively depends to a significant extent on our ability to protect our proprietary information. We rely primarily on patents and trade secret laws, confidentiality procedures and licensing arrangements to protect our intellectual property rights. We own more than fifty U.S. and foreign patents and have numerous pending patent applications. Among these pending patent applications are applications relating to certain technological and design features incorporated into our TracVision A5 low-profile satellite TV antenna. We also register our trademarks in the United States and other key markets where we do business. Our patents and trademarks will expire at various dates between July 5, 2005 and January 20, 2023. We enter into confidentiality agreements with our consultants, key employees and sales representatives, and maintain controls over access to and distribution of our technology, software and other proprietary information. The steps we have taken to protect our technology may be inadequate to prevent others from using what we regard as our technology to compete with us.

We do not generally conduct exhaustive patent searches to determine whether the technology used in our products infringes patents held by third parties. In addition, product development is inherently uncertain in a rapidly evolving technological environment in which there may be numerous patent applications pending, many of which are confidential when filed, with regard to similar technologies.

From time to time we have faced claims by third parties that our products or technology infringe their patents or other intellectual property rights, and we may face similar claims in the future. Any claim of infringement could cause us to incur substantial costs defending against the claim, even if the claim is invalid, and could distract the attention of our management. If any of our products is found to violate third-party proprietary rights, we may be required to pay substantial damages. In addition, we may be required to re-engineer our products or seek to obtain licenses from third parties to continue to offer our products. Any efforts to re-engineer our products or obtain licenses on commercially reasonable terms may not be successful, which would prevent us from selling our products, and, in any case, could substantially increase our costs and have a material adverse effect on our business, financial condition and results of operations.

Manufacturing

Manufacturing operations for our mobile satellite communications and navigation products consist of light manufacture, final assembly and testing. Manufacturing operations for our fiber optic gyro products are more complex. We produce specialized optical fiber, fiber optic components and sensing coils and combine them with components purchased from outside vendors for assembly into finished goods. We own optical fiber drawing towers where we produce the specialized optical fiber that we use in all of our fiber optic products. We manufacture our mobile satellite communications products at our headquarters in Middletown, Rhode Island, and utilize a nearby leased facility for warehousing and distribution purposes. We manufacture our navigation and fiber optic gyro products in a leased facility located in Tinley Park, Illinois.

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

In the market for mobile satellite communications products, we compete with a variety of companies. We believe the principal competitive factors in this market are product size and design, product performance and reliability, service offerings, price and customer support. In the recreational vehicle and truck space within the land market for satellite TV equipment, we compete directly with King Controls, MotoSAT, TracStar Systems, Inc. and Winegard Company.

Our TracVision A5 is the first commercially available, low-profile mobile satellite TV antenna for use on minivans, SUVs and other passenger vehicles. RaySat has announced its intention to offer a phased-array satellite antenna for automobiles during the first half of 2005. Audiovox has indicated that it also expects to offer the RaySat antenna as an Audiovox-branded product. Winegard has also announced its intention to offer an in-motion automotive satellite TV antenna compatible with satellite TV services sometime in 2005 in conjunction with ERA Technology Ltd. In addition, SIRIUS Satellite Radio announced in January 2005 that it intends to introduce in 2006 a service offering several streaming video channels through SIRIUS’ existing satellite radio system. In January 2005, Delphi Corp., a prominent supplier of automotive parts, announced a new agreement with Comcast Corporation to work together to develop ways to allow users to select video content and transfer it to an in-vehicle entertainment system. No details were provided as to the time frame for a possible product.

In the marine market for satellite TV communications equipment, we compete with NaviSystem Marine Electronics Srl, Orbit Satellite Television & Radio Network and Sea Tel, Inc. In the marine market for telephone, fax, data and Internet communications equipment and services, we compete with Furuno Electric Co., Ltd., Globalstar LP, Iridium Satellite LLC, Japan Radio Company and Nera ASA.

Foreign competition for our mobile satellite communications products has continued to intensify, most notably from companies based in South Korea that seek to compete primarily on price. We anticipate that this trend will continue.

In the defense navigation, guidance and stabilization markets, we compete primarily with Honeywell International Inc., Kearfott Guidance & Navigation Corporation, Leica Microsystems AG, Northrop Grumman Corporation and Smiths Group plc. We believe the principal competitive factors in these markets are performance, accuracy, features, reliability, durability and price.

Many of our primary competitors are well-established companies that have substantially greater financial, managerial, technical, marketing, personnel and other resources than we do.

Research and Development

Focused investments in research and development are critical to our future growth and competitive position in the marketplace. Our research and development efforts are directly related to timely development of new and enhanced products that are central to our core business strategy. The industries in which we compete are subject to rapid technological developments, evolving industry standards, changes in customer requirements, and new product introductions and enhancements. As a result, our success depends in part upon our ability, on a cost-effective and timely basis, to continue to enhance our existing products and to develop and introduce new products that improve performance and meet customers’ operational and cost requirements. Our current research and development efforts include projects to achieve additional cost reductions in our products and the development of new products for our existing marine and land mobile markets using our TracVision A5 hybrid phased-array antenna technology. We also plan to make future investments to pursue the integration of satellite communications technology with our existing TACNAV systems to enable them to send and receive navigation data directly to and from digital battlefield management or similar systems.

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

We are subject to compliance with the U.S. Export Administration Regulations. Some of our products have military or strategic applications, and are on the Munitions List of the U.S. International Traffic in Arms Regulations. These products require an individual validated license to be exported to certain jurisdictions. The length of time involved in the licensing process varies and can result in delays of the shipping of the products. Sales of our products to either the U.S. government or its prime contractors are subject to the U.S. Federal Acquisition Regulations.

Employees

On December 31, 2004, we employed 273 full-time employees. We also employ temporary or contract personnel, when necessary, to provide short-term and/or specialized support for production and other functional projects.

We believe our future success will depend upon the continued service of our key technical and senior management personnel and upon our continued ability to attract and retain highly qualified technical and managerial personnel. None of our employees is represented by a labor union. We have never experienced a work stoppage and consider our relationship with our employees to be good.

ITEM 2.	Properties

The following table provides information about our current facilities.

Location	Type	Principal Uses	Approximate Square Footage	Ownership	Lease Expiration
Middletown, Rhode Island	Office, plant and warehouse	Corporate headquarters, research and development, sales and service, manufacturing (mobile satellite communications products), marketing and administration	75,000	Purchased with mortgage loan	—

Middletown, Rhode Island	Warehouse	Warehousing (mobile satellite communications products)	39,000	Leased	March 2008

Tinley Park, Illinois	Plant and warehouse	Manufacturing (defense products)	23,000	Leased	April 2010

Kokkedal, Denmark	Office and warehouse	European headquarters, sales and service, marketing and administration	11,000	Leased	May 2014

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

We are a defendant in a putative class action lawsuit in the U.S. District Court for the District of Rhode Island in which we and certain of our officers are named as defendants. The suit asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 under that statute, as well as claims under Sections 11, 12(a)(2) and 15 under the Securities Act of 1933, on behalf of purchasers of our securities in the period between October 1, 2003 and July 2, 2004. The Teamsters Affiliates Pension Plan has been appointed lead plaintiff. This matter consolidates into one action eight separate complaints filed between July 21, 2004 and September 15, 2004. On January 14, 2005, the defendants filed a motion to dismiss the consolidated complaint for failure to state a claim upon which relief can be granted. The court has not yet acted on the defendants’ motion.

On August 16, 2004, Hamid Mehrvar filed a putative shareholders’ derivative action in the Rhode Island State Superior Court for Newport County against us and certain of our officers and directors, which has since been transferred to the Business Calendar of the Superior Court for Providence County. The amended complaint asserts state law claims on our behalf between October 1, 2003 and the present arising from the allegations set forth in the class action complaints in the U.S. District Court described above. The defendants’ response to the amended complaint is currently due on March 18, 2005.

Additionally, in the ordinary course of business, we are a party to inquiries, legal proceedings and claims including, from time to time, disagreements with customers and vendors.

ITEM 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our stockholders during the fourth quarter of fiscal 2004.

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

	High	Low
Year Ended December 31, 2003:
First quarter	$13.25	$8.62
Second quarter	26.45	11.64
Third quarter	32.70	16.55
Fourth quarter	34.73	21.95

Year Ended December 31, 2004:
First quarter	$27.75	$13.51
Second quarter	16.60	12.36
Third quarter	13.00	6.61
Fourth quarter	10.50	6.76

Stockholders. As of March 8, 2005, we had 133 holders of record of our common stock. This number does not include stockholders for whom shares were held in a nominee or “street” name.

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

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Net sales	$62,303	$56,672	$47,694	$32,707	$29,954
TracVision A5 revaluation charge	2,358	—	—	—	—
All other cost of sales	39,934	33,795	26,505	20,255	18,621

Total cost of sales	42,292	33,795	26,505	20,255	18,621

Gross profit	20,011	22,877	21,189	12,452	11,333

Operating expenses:
Research and development	6,337	8,578	8,854	7,885	3,902
Sales and marketing	15,907	11,201	9,951	8,412	6,322
General and administrative	5,166	4,597	3,594	2,514	2,221

Loss from operations	(7,399)	(1,499)	(1,210)	(6,359)	(1,112)

Other income (expense):
Interest income (expense), net	471	(165)	(119)	140	(192)
Other income (expense)	35	(78)	(62)	(42)	(197)

Loss before income tax expense (benefit)	(6,893)	(1,742)	(1,391)	(6,261)	(1,501)
Income tax expense (benefit)	(746)	(272)	86	—	(560)

Net loss	$(6,147)	$(1,470)	$(1,477)	$(6,261)	$(941)

Per share information:
Net loss per common share—basic and diluted	$(0.44)	$(0.13)	$(0.13)	$(0.61)	$(0.12)

Number of shares used in per share calculation:
Basic and diluted	14,109	11,403	11,040	10,217	7,628

	December 31,
	2004	2003	2002	2001	2000
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$45,728	$2,849	$7,239	$11,241	$5,411
Working capital	58,650	16,514	17,971	18,700	12,452
Total assets	75,914	34,071	32,549	33,163	26,495
Long-term obligations, excluding current portion	2,397	2,504	2,604	2,697	2,784
Total stockholders’ equity	67,732	25,333	25,431	26,246	19,193

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We develop, manufacture and market mobile satellite communications products for the land and marine markets, and navigation, guidance and stabilization products for defense and commercial markets. Our mobile satellite communications products enable customers to receive live digital television, telephone and Internet services in their automobiles, recreational vehicles and marine vessels while in motion. We sell our mobile satellite communications products through an extensive international network of independent retailers, chain stores and distributors, as well as to manufacturers of marine vessels and recreational vehicles. Our defense products include tactical navigation systems that provide uninterrupted navigation and pointing information in a broad range of military vehicles, including tactical trucks (HMMWVs) and combat vehicles. We also offer precision fiber optic gyro-based systems that help stabilize platforms such as gun turrets and radar units, provide guidance for munitions and support a range of commercial and industrial applications. We sell our defense products directly to U.S. and allied governments and government contractors, as well as through an international network of authorized independent sales representatives.

We entered the market for mobile satellite antenna systems in 1993. Initially, we sold our antenna systems primarily to original equipment manufacturers. In 1996, we began to offer our mobile satellite communications products to customers under the KVH Tracphone brand. That year, we also introduced our first KVH-branded satellite TV antenna for the marine market, the TracVision. In 1999, we introduced a more compact antenna for use on recreational vehicles and motor coaches. In September 2003, we introduced the TracVision A5, which uses our low-profile satellite TV antenna technology and is our first product for the automotive market.

In 1979, we invented the first digital compass for use in sailing vessels. Since then, we have further developed and refined this technology to produce reliable precision navigation systems in military environments. In 1997, we acquired fiber optic gyro technology from Andrew Corporation to complement and enhance our existing navigation and inertial measurement systems. We continue to develop new products for the defense industry. In August 2004, we introduced our newest tactical-grade fiber optic gyro, the DSP-4000. This militarized system joins our DSP-3000 fiber optic gyro and the TG-6000, our fiber optic gyro-based inertial measurement unit, as the core of our fiber optic product line, which serves both military and commercial applications. We expect to provide certain inertial measurement unit systems, such as those used in smart munitions applications, in partnership with other companies.

We generate revenue primarily from the sale of our mobile satellite communications and defense products. We also generate a portion of our revenue from the sale of our legacy recreational navigation systems. Our legacy navigation product line includes digital compass-based navigation products for the marine market. The following table provides, for the periods indicated, our net sales by product line category.

	Year Ended December 31,
	2004	2003	2002
	(in thousands)
Mobile satellite communications	$47,321	$38,053	$25,893
Defense	12,967	16,241	18,979
Legacy	2,015	2,378	2,822

Net sales	$62,303	$56,672	$47,694

In addition to revenue from product sales, our mobile satellite communications revenue includes fees earned from product repairs, fees from satellite phone and Internet usage services, and certain DIRECTV account referral fees earned in conjunction with the sale of our products. We provide, for a fee, third-party satellite phone and Internet airtime to our Tracphone and Internet customers who choose to activate their subscriptions with us. Under current DIRECTV programs, we are eligible to receive a one-time new mobile account activation fee from DIRECTV for each customer who activates their DIRECTV service directly through us. Our defense revenue primarily includes product sales to both military and commercial markets and to a lesser extent, engineering services provided under development contracts. To date, revenues earned from product repairs, satellite phone and Internet usage services, DIRECTV activations and earnings under development contracts have not been a material portion of our revenue.

Our defense business is characterized by a small number of customers who place a small number of relatively large dollar value orders. In the year ended December 31, 2004, our top four defense customers, including the U.S. military as a single customer, accounted for 48.0% of our net sales attributable to defense products and 10.0% of our total net sales for all products. In the year ended December 31, 2003, our top four customers, including the U.S. military as a single customer, accounted for 71.1% of our net sales attributable to defense products and 20.4% of our total net sales for all products. Direct sales to the U.S. military accounted for 2.5% of our total net sales in the year ended December 31, 2004 and 11.3% in the year ended December 31, 2003. Orders for our defense products typically range in size from several hundred thousand dollars to over one million dollars. Accordingly, our quarterly net sales of defense products usually consist of only a few orders. Each order can have a significant impact on our net sales, and because our defense products generally have higher margins than our mobile satellite communications products, each order can have an impact on our net income that is disproportionately large relative to the revenue generated by the order. Moreover, customers of our defense products are predominantly governments and government contractors that typically must adhere to lengthy procurement processes, which make the timing of individual orders difficult to predict and often result in long sales cycles. Government customers and their contractors can generally cancel orders for our products for convenience.

We have historically derived a substantial portion of our revenue from sales to customers located outside the United States and Canada. The following table provides, for the periods indicated, sales to specified geographic regions:

	Year Ended December 31,
	2004	2003	2002
	(in thousands)
Originating from North American locations:
United States and Canada	$50,285	$47,221	$38,627
Europe	2,166	3,140	4,390
Other	1,421	621	605

Total North America	53,872	50,982	43,622

Originating from European location:
Europe	7,413	4,977	3,796
Other	1,018	713	276

Total Europe	8,431	5,690	4,072

Net sales	$62,303	$56,672	$47,694

See note 13 of notes to our consolidated financial statements for more information on our geographic segments.

Since 2001, we have made significant investments in research and development. We completed a private placement of common stock in the first half of 2001 and used a substantial portion of the proceeds to develop new technologies, including a low-profile satellite TV antenna and a high-speed in-fiber modulator. We introduced our first product using our low-profile satellite TV antenna technology, the TracVision A5, in September 2003. A decline in the potential market for our in-fiber modulator led us to conclude in the second half of 2002 that we should defer further significant investments in this technology until market demand increases. During this period, we also continued to develop other products, including our DSP-4000, DSP-3000 and TG-6000 fiber optic gyro-based products. Over the last two years we have introduced several new products that were the result of investments that we made in advanced development during the 2001-2003 timeframe. As a result, in 2004 we were able to bring the total research and development expenses, as a percentage of revenue, to a level that we believe is appropriate for at least fiscal 2005. We anticipate that this level of investment will allow us to satisfactorily maintain our efforts in the areas of identifying and evaluating new and innovative satellite and navigation products based on our platform technologies, refining products for commercial introduction and improving manufacturing and development processes.

In addition to our internally funded research and development efforts, we also conduct research and development activities that are funded by our customers. These activities relate primarily to the customization of our defense products to meet specific customer requirements. In accordance with accounting principles generally accepted in the United States of America, we account for customer-funded research as revenue, and we account for the associated research costs as cost of goods sold. As a result, some of our expenditures for research and development activities are not included in the research and development expense that we calculate and present in our statement of operations. The following table presents our total annual research effort, representing the sum of research cost of goods sold and the operating expense of research and development as described in our statement of operations. Our management believes this information is useful because it provides a better understanding of our total expenditures on research and development activities.

	Year ended December 31,
	2004	2003	2002
	(in thousands)
Research and development expense presented on statement of operations	$6,337	$8,578	$8,855
Cost of customer-funded research and development included in cost of goods sold	1,240	937	1,041

Total expenditures on research and development activities	$7,577	$9,515	$9,896

As of December 31, 2004, we had approximately $45.7 million in cash, cash equivalents and marketable securities and an accumulated deficit of approximately $17.4 million.

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

Revenue Recognition

Revenue from Product Sales. Revenue from product sales is recognized when persuasive evidence of an arrangement exists, goods are shipped, title has passed and collectibility is reasonably assured. We establish reserves for potential sales returns and allowances, and evaluate, on a monthly basis, the adequacy of those reserves based upon historical experience and our expectations for future returns. Our standard sales terms require that:

•	All sales are final;

•	Terms are either Net 30 or Net 45;

•	Shipments are tendered and shipped FOB (or as may be applicable, FCA, or EXW) KVH’s plant or warehouse; and

•	Title and risk of loss or damage passes to the customer, dealer or distributor at the point of shipment when delivery is made to the possession of the carrier.

Under certain limited conditions, KVH, at its sole discretion, provides for the return of goods. No product is accepted for return and no credit is allowed on any returned product unless KVH has granted and confirmed prior written permission by means of appropriate authorization, and all products are returned in a pristine and re-sellable condition.

See note 12 of notes to our consolidated financial statements for disclosures associated with our significant customers, including 10% customers.

Accounts Receivable

Our estimate for allowance for doubtful accounts related to trade receivables is primarily based on specific, historical criteria. We evaluate specific accounts where we have information that the customer may have an inability to meet its financial obligations. We make judgments, based on facts and circumstances, regarding the need to record a specific reserve for that customer against amounts owed to reduce the receivable to the amount that we expect to collect. We also provide for a general reserve based on an aging analysis of our accounts receivable. We evaluate these reserves on a monthly basis and adjust them as we receive additional information that impacts the amount reserved. If circumstances change, we could change our estimates of the recoverability of amounts owed to us by a material amount. For example, in the last quarter of 2004, we created a specific reserve in the amount of $556,000 as a result of a voluntary liquidation of a European distributor. This event substantially increased our allowance for doubtful accounts and reduced our accounts receivable accordingly.

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

See note 4 of notes to our consolidated financial statements for disclosures associated with our TracVision A5 inventory revaluation and other special charges.

Income Taxes and Deferred Income Tax Assets and Liabilities

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss carry forwards. On a quarterly basis, we assess the recoverability of our deferred tax assets by considering whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based on the history of operating losses in our ongoing business, we determined that it was more likely than not that portions of the deferred tax assets were not recoverable and therefore a valuation allowance was established. We determined that the remaining deferred tax assets were recoverable based on a tax planning strategy derived from our ability to sell our headquarters property located in Middletown, Rhode Island for the expressed purpose of generating taxable income to utilize operating loss carryforwards before they expire. This tax strategy is not an action that we ordinarily would take but would take, if necessary, to realize tax benefits prior to expiration. The amount of the deferred tax assets considered realizable could change in the future if there are changes in the feasibility of our tax planning strategy or a movement in the estimated unrealized gains associated with our Middletown property. For example, as a result of a revaluation of the property in 2004, the estimated net unrealized taxable gains associated with the land and building increased from approximately $6.9 million to $8.9 million, thereby generating an additional $775,000 release of deferred tax asset valuation reserve in 2004. In addition to our tax planning strategy, some portion or all of the previously reserved deferred tax assets could be realized in the future if we generate future earnings during the periods in which those temporary differences become deductible.

Results of Operations

The following table provides, for the periods indicated, certain financial data expressed as a percentage of net sales:

	Year Ended December 31,
	2004	2003	2002
Net sales	100.0%	100.0%	100.0%

TracVision A5 revaluation charge	3.8	—	—
All other costs of sales	64.1	59.6	55.6

Total costs of sales	67.9	59.6	55.6

Gross profit	32.1	40.4	44.4

Operating expenses:
Research and development	10.2	15.1	18.6
Sales and marketing	25.5	19.8	20.8
General and administrative	8.3	8.1	7.5

Loss from operations	(11.9)	(2.6)	(2.5)
Other income (expense), net	0.8	(0.5)	(0.4)

Loss before income tax expense (benefit)	(11.1)	(3.1)	(2.9)
Income tax expense (benefit)	(1.2)	(0.5)	0.2

Net loss	(9.9)%	(2.6)%	(3.1)%

Years ended December 31, 2004 and 2003

Operating Summary

Net loss for the year ended December 31, 2004, was $6.1 million, or ($0.44) per basic and diluted common share, and was significantly greater than the net loss of $1.5 million, or ($0.13) per basic and diluted common share, in the year ended December 31, 2003. Our results reflected a 9.9% increase in sales over 2003, offset primarily by:

•	a $2.4 million, or 3.8 percentage points of revenue, second-quarter TracVision A5 lower of cost or market inventory and non-cancelable future purchase commitment revaluation adjustment; and

•	a 4.5 percentage points of revenue decline in gross margin, excluding the TracVision A5 revaluation adjustment, primarily resulting from a shift in product sales mix away from our higher margin defense products and towards our relatively lower-margin mobile satellite communication products.

Total operating expenses increased by $3.0 million or 12.4%, from $24.4 million in 2003 to $27.4 million in 2004 due mostly to increased new product sales and marketing expenses, especially those related to the launch of the TracVision A5, and, to a lesser extent, general and administrative professional fees. As a percentage of sales, total operating expenses increased slightly from 43.0% in 2003 to 44.0% in 2004, primarily as a result of increased sales and marketing expenses related to our new products.

Net Sales

Net sales for 2004 increased by $5.6 million, or 9.9%, to $62.3 million from $56.7 million in 2003. Sales of our mobile satellite communications products, which include our TracVision A5, continued to show strong growth, increasing 24.4% to $47.3 million in 2004 from $38.1 million in 2003. This increase was primarily attributable to unit volume increases in our marine and land mobile satellite communications products, both in the U.S and in Europe. Sales results reflect our expansion within the mobile satellite communication markets; our introduction of new products, including the TracVision A5 for the automotive market and the TracVision G8 for the marine market, and increased sales to major distributors, large account retailers and marine and recreational vehicle original equipment manufacturers.

Sales of our defense products decreased by $3.3 million, or 20.2%, to $13.0 million in 2004 from $16.2 million in 2003. A decline in sales of our TACNAV tactical navigation systems represented the entire decline in defense sales, and was attributable to a shift in U.S. government procurement priorities. Partially offsetting the decline of TACNAV product sales within the defense markets was an $0.8 million increase in sales of our fiber optic gyro products and a $0.5 million increase in contracted engineering and product modification services. The increase in our fiber optic gyro sales was primarily the result of new product offerings, including the DSP-4000 and the DSP-3000 fiber optic gyros and the TG-6000, our fiber optic gyro-based inertial measurement unit.

Legacy marine and OEM sensor shipments declined by 15.3% from $2.4 million in 2003 to $2.0 million in 2004. This decline is consistent with the long term trend of declining sales for this class of products.

Cost of Sales

Our cost of sales consists of direct labor, materials and manufacturing overhead expenses used to produce our products as well as engineering costs related to customer-funded research and development. Cost of sales for 2004 increased by $8.5 million, or 25.1%, to $42.3 million from $33.8 million in 2003. The resulting gross margin percentage decreased to 32.1% in 2004 from 40.4% in 2003. Increases in the costs of sales for 2004 from 2003 primarily resulted from:

•	a $2.4 million TracVision A5 lower of cost or market inventory and non-cancelable future purchase commitment revaluation adjustment (approximately 3.8 gross margin points);

•	a continued shift in the mix of product sales, away from our relatively higher-margin defense products to our relatively lower-margin mobile satellite communication products, including the TracVision A5 (approximately 2.8 gross margin points); we currently anticipate, at least for the near term, that the mix of defense products and satellite communications products will approximate the mix experienced in 2004; and

•	higher manufacturing support and overhead costs, primarily resulting from facility and systems infrastructure additions to support sales growth, and in part from increased warranty costs for new products (approximately 1.7 gross margin points).

The $2.4 million charge described above resulted from our decision to lower the price of the TracVision A5 in June 2004. As the price reduction produced a lower of cost or market condition, we revalued certain TracVision A5 on-hand inventory and future purchase commitments to the anticipated lower product costs of re-designed components. Consequently, since the June 2004 revaluation, the TracVision A5 product cost has reflected this lower cost structure. As we fulfill the future purchase commitments, we charge to costs of sales the portion of the cost attributable to our current, lower component costs, and we charge the excess against the accrued loss on TracVision A5 non-cancelable future purchase commitments. Once we have fully consumed the on-hand inventory and purchase commitments for the original components we will phase-in the redesigned lower cost components. We anticipate that the actual new component phase-in process will begin during the first quarter of 2005. At present, we do not anticipate further lower of cost or market or non-cancelable future purchase revaluation charges arising from the June 2004 price reduction decision. Although the go-forward production costs for the TracVision A5 were reduced, the gross margin for the TracVision A5 remains considerably below the gross margins of all our other products. As a consequence, the growth in the sales of the TracVision A5 as a percentage of our total sales has adversely affected the Company’s overall gross margin results.

Operating Expenses

Research and development expense consists of direct labor, materials, associated overhead expenses, and other direct costs in support of our internally funded product development activities. All internal research and development costs are expensed in the period they are incurred. Total research and development expense decreased by $2.2 million, or 26.1%, to $6.3 million in 2004 from $8.6 million in 2003. As a percentage of net sales, research and development expense decreased to 10.2% in 2004 from 15.1% in 2003. The decrease reflects a reduction of engineering investment following the introduction of several major new products, including the TracVision A5 and the TracVision G8, as well as the DSP-4000, DSP-3000 fiber optic gyros and the TG-6000 inertial measurement unit.

Sales and marketing expense consists primarily of salaries and related expenses for sales and marketing personnel, sales commissions for in-house and third-party sales representatives, travel expenses, sales literature, advertising and trade shows. Sales and marketing expense increased by $4.7 million, or 42.0%, to $15.9 million in 2004 from $11.2 million in 2003. As a percentage of net sales, sales and marketing expense increased to 25.5% in 2004 from 19.8% in 2003. This increase was primarily a result of promotional and marketing activities directed at enhancing the market awareness of the TracVision A5 and other land mobile satellite communication products. Additional increases resulted from expanded recreational vehicle and marine OEM, large account and trade show promotions, customer support programs and increased product sales commissions that scale with sales volume. To a lesser extent, an increase in bad debt expense of $0.7 million, of which approximately $0.6 million was associated with a single European distributor, also contributed to the total increase.

General and administrative expense consists of costs attributable to our management, finance, accounting, management information systems, human resources, facility management, and outside professional services. General and administrative expenses increased by $0.6 million, or 12.4%, to $5.2 million in 2004 from $4.6 million in 2003. As a percentage of net sales, general and administrative expenses increased to 8.3% in 2004 from 8.1% in 2003. Legal and accounting compliance expenses accounted for the majority of our cost increases. To a lesser extent, salary and salary-related costs also contributed to this increase.

Interest and Other Income

Interest and other income (expense) increased by $0.7 million to $0.5 million in 2004 from ($0.2) million in 2003. The majority, or $0.6 million, was the result of higher interest income earned on the investment of approximately $48.0 million received from our common stock public offering in February 2004. Also adding to the increase were foreign currency gains, as well as improved investment yields stemming from rising interest rates.

Income Taxes

During 2004, we recorded a foreign income tax expense of approximately $30,000 as a result of profitability in our foreign subsidiary. Moreover, during 2004 we recorded an approximate $0.8 million release of deferred tax asset valuation reserves (tax benefit) as a result of a revaluation of the net realizable deferred tax assets in connection with our tax planning strategy.

In 2003, we recorded approximately $0.3 million in tax benefit upon receiving a favorable outcome from an IRS audit of our income tax returns for the fiscal years 1996 through 1998. The $0.3 million recovery in 2003 was partially offset by $51,000 in foreign subsidiary taxes associated with local profitability.

Years Ended December 31, 2003 and 2002

Operating Summary

Net loss for 2003 was $1.5 million, or $0.13 per basic and diluted common share, and was approximately equal to the fiscal 2002 loss of $1.5 million, or $0.13 per basic and diluted common share. The 2003 results included an 18.8% increase in sales over 2002, offset by a 4.0 percentage point decline in gross margin and an 8.8% increase in operating expenses. The decline in gross margin from 44.4% in 2002 to 40.4% in 2003 was primarily due to a lower percentage of our higher margin military products and a high initial product cost of the TracVision A5. The increase in operating expenses was primarily the result of increased sales and marketing expenses associated with strong growth in sales of satellite communication products together with the initial product launch expenses for our TracVision A5 satellite TV antenna. Additional professional fees and increased salary and salary-related expenses also contributed to the increase in operating expenses.

Net Sales

Net sales increased by $9.0 million, or 18.8%, to $56.7 million in 2003 from $47.7 million in 2002. The increase was primarily attributable to a 47.0% increase in sales volume of mobile satellite communications products and services, including our recently introduced TracVision A5 automotive antenna. Growth in our marine and land mobile satellite communication products primarily reflected our focus on the continued development and expansion of sales to major distributors, large account retailers and original equipment manufacturers.

Defense sales decreased by $2.7 million, or 14.4%, to $16.2 million in 2003 from $19.0 million in 2002. Sales of tactical navigation systems, including engineering services, were $12.5 million, a decrease of $2.9 million compared to 2002. The decrease in 2003 primarily reflected a reduction in demand compared to 2002 when the U.S. military was preparing for conflicts in Afghanistan and Iraq. Fiber optic component sales increased by $122,000, or 3.4%, to $3.8 million in 2003 from $3.6 million in 2002.

Legacy marine and OEM sensor shipments declined by $444,000, or 15.7%, to $2.4 million in 2003 from $2.8 million in 2002. The decline in our legacy product sales is consistent with the long-term trend line for these non-strategic products.

Cost of Sales

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

Operating Expenses

Research and development expense decreased by $276,000, or 3.1%, to $8.6 million in 2003 from $8.9 million in 2002. As a percentage of net sales, research and development expense decreased to 15.1% in 2003 from 18.6% in 2002. The decrease was due primarily to reduced spending on our photonic fiber initiative. Both 2002 and 2003 spending levels reflected significant investment in our new low-profile TracVision A5 satellite antenna.

Sales and marketing expense increased by $1.2 million, or 12.6%, to $11.2 million in 2003 from $10.0 million in 2002. As a percentage of net sales, sales and marketing expense decreased modestly to 19.8% in 2003 from 20.9% in 2002. The dollar increase resulted primarily from the costs to support strong growth of satellite communications sales and the initial TracVision A5 product launch and promotional activities. Also contributing to the increase were higher sales representative commissions that generally scale proportionately with sales volume, and expanded large account and trade show promotions within the marine and land-mobile markets.

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

Income Taxes

In 2003, we recorded an income tax benefit of $0.3 million compared to income tax expense of $86,000 in 2002. The income tax benefit recorded in 2003 consisted primarily of a one-time adjustment of approximately $0.2 million to reflect the recovery of prior U.S. taxes paid as well as a modest increase in a foreign deferred tax asset associated with our Denmark subsidiary. The one-time U.S. benefit resulted from the favorable outcome of an IRS audit of our income tax returns for the fiscal years 1996 through 1998. The loss for 2003 did not result in any additional U.S. income tax benefit because we accrued an equal and offsetting amount of tax valuation allowances. For a further discussion of income taxes, see note 10 to our consolidated financial statements included elsewhere in this annual report.

Liquidity and Capital Resources

We have historically funded our operations from product sales, net proceeds from public and private equity offerings, bank financings, proceeds received from exercises of stock options, and to a lesser extent, equipment leasing and financing arrangements. On February 13, 2004, we completed an underwritten public offering of 2,750,000 shares of our common stock at $18.75 per share. We received net proceeds of approximately $48.0 million after deducting all associated offering expenses incurred in both 2003 and 2004. As of December 31, 2004, we had $45.7 million in cash, cash equivalents and marketable securities and $58.6 million in working capital.

For the year ended December 31, 2004, we used $4.4 million in cash to fund our operations. Cash flow from operations, as reconciled from our net loss of $6.1 million for the year ended December 31, 2004 included the non-cash adjustments of $2.0 million for depreciation and amortization, $2.4 million for the effect of the TracVision A5 lower of cost or market revaluation charge and $0.7 million for increases in bad debt expense. The increase in the bad debt expense was primarily due to additional reserves provided for the total balance of a European distributor who filed for a voluntary liquidation under local law in late 2004. Net cash used in operating activities during 2004 also included the following:

•	a $0.7 million reduction in accounts receivable and costs in excess of billings on uncompleted contracts associated with improved collection efforts;

•	a ($0.8) million non-cash deferred tax asset valuation reserve release (tax benefit) resulting from the unrealized appreciation in the assets supporting our tax planning strategy;

•	a ($1.8) million inventory increase resulting from the expansion of our product offerings as well as build-up of stocking levels in anticipation of future sales growth; and

•	a ($2.0) million decrease in accounts payable and other accrued expenses primarily associated with the timing of payments.

Net cash used in investing activities during 2004 was $37.0 million and primarily represents the investment of cash in excess of near-term operational needs into marketable securities. We used $1.5 million to purchase manufacturing and other capital equipment, primarily to support operational improvements, sales growth and development activities.

Net cash provided by financing activities during 2004 was $48.9 million. In addition to our February 2004 $48.4 million net equity offering proceeds, we also received $0.6 million from common stock issuances under our employee stock option and stock purchase programs. These proceeds were partially offset by $0.1 million in principal payments on outstanding long-term debt obligations.

Currently, we have a revolving loan agreement with a bank that provides for a maximum available credit of $15.0 million and expires on July 17, 2006. We pay interest on any outstanding amounts at a rate equal to, at our option, LIBOR plus 2.0%, or the greater of the Federal Funds Effective Rate plus 0.5% or the bank’s prime interest rate. We pay monthly fees at an annual rate of 0.25% on up to $10.0 million of the unused portion of the loan facility. The loan facility advances funds using an asset availability formula based upon our eligible accounts receivable and inventory balances, less a fixed reserve amount. We may terminate the loan agreement prior to its full term without penalty, provided we give 30 days written notice to the bank. As of December 31, 2004, no borrowings were outstanding under the facility.

We believe that the $45.7 million in cash, cash equivalents and marketable securities, together with our other existing working capital, will be adequate to meet planned operating and capital requirements through the foreseeable future. However, as the need or opportunity arises, we may seek to raise additional capital through public or private sales of securities or through additional debt financing. There are no assurances that we will be able to obtain any additional funding or that such funding will be available on acceptable terms.

Contractual Obligations and Other Commercial Commitments

As of December 31, 2004, our contractual commitments consisted of a mortgage note payable, near-term purchase order commitments, facility leases and equipment leases. The principal repayment of the mortgage note is based on a 20-year amortization schedule, but the term is 10 years, requiring a balloon payment of $2.0 million on February 1, 2009. There are no loan-to-value covenants in the loan that would require early pay-down of the mortgage if the market value of the property should decline. Our purchase commitments include unconditional purchase orders for inventory and manufacturing materials, typically not exceeding 3 months worth of consumption. We are also obligated under multi-year facility leases that terminate at various times between 2008 and 2014. Our other operating leases represent vehicle and equipment operating leases.

The following table summarizes our obligations under these commitments at December 31, 2004:

	Payment Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Mortgage and other loans	$2,504	$107	$371	$2,026	—
Purchase commitments	4,242	4,242	—	—	—
Facility lease obligations	2,682	462	1,394	471	355
Other operating lease obligations	254	101	144	9	—

Total	$9,682	$4,912	$1,909	$2,506	$355

Purchase commitments includes approximately $995,000 in noncancellable TracVision A5 purchase commitments.

We have not entered into any off-balance sheet commercial commitments, such as standby letters of credit, guarantees or standby repurchase obligations.

Recent Accounting Pronouncements

In December 2004, the FASB issued Statement No. 123 (revised 2004), “Share-Based Payment.” Statement No. 123(R) addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise, or (b) liability instruments that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. Statement No. 123(R) requires an entity to recognize the grant-date fair-value of stock options and other equity-based compensation issued to employees in the income statement. The revised Statement generally requires that an entity account for those transactions using the fair-value-based method, and eliminates the intrinsic value method of accounting in APB Opinion No. 25, “Accounting for Stock Issued to Employees”, which was permitted under Statement No. 123, as originally issued.

The revised Statement requires entities to disclose information about the nature of the share-based payment transactions and the effects of those transactions on the financial statements. Statement No. 123(R) is effective for public companies such as ours beginning July 1, 2005 (i.e., third quarter 2005). All public companies must use either the modified prospective or the modified retrospective transition method. Early adoption of this Statement for interim or annual periods for which financial statements or interim reports have not been issued is encouraged. We have not yet evaluated the impact of adoption of this pronouncement. However, pro-forma disclosure as currently provided under FASB 123 is included in note (1)(r) of the Notes to Consolidated Financial Statements.

In November 2004, the FASB issued Statement No. 151, “Inventory Costs”, to amend the guidance in Chapter 4, “Inventory Pricing”, of FASB Accounting Research Bulletin No. 43, “Restatement and Revision of Accounting Research Bulletins.” Statement No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). The Statement requires that those items be recognized as current-period charges. Additionally, Statement 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. Statement No. 151 is effective for fiscal years beginning after June 15, 2005. We will adopt this Statement in fiscal 2006 and adoption is not expected to have a material impact on our financial position or results of operations.

As part of its short-term international convergence project with the IASB, on December 16, 2004, the FASB issued Statement No. 153 “Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29” to address the accounting for nonmonetary exchanges of productive assets. Statement No. 153 amends APB No. 29, “Accounting for Nonmonetary Exchanges”, which established a narrow exception for nonmonetary exchanges of similar productive assets from fair value measurement. This Statement eliminates that exception and replaces it with an exception for exchanges that do not have commercial substance. An entity should apply the provisions of Statement No. 153 prospectively for nonmonetary asset exchange transactions in fiscal periods beginning after June 15, 2005. We will adopt this Statement in the third quarter of 2005 and adoption is not expected to have a material impact on our financial position or results of operations.

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

We may not be profitable in the future.

We have a history of unprofitable operations. Although we generated net income during four of the last eight fiscal quarters, we incurred net losses of $6.1 million in 2004 and $1.5 million in both of 2003 and 2002. As of December 31, 2004, we had an accumulated deficit of $17.4 million.

The market for our mobile satellite TV products for minivans, SUVs and other passenger vehicles is new and emerging, and our business may not grow as we expect.

Our TracVision A5 is the first commercially available, low-profile mobile satellite TV antenna practical for use on minivans, SUVs and other passenger vehicles, and we began shipping the TracVision A5 in September

2003. Accordingly, the market for this product is still new and emerging. Consumers may not respond favorably to live satellite TV in passenger vehicles, and the market may not accept the TracVision A5. The early stage of development of this market makes it difficult for us to predict customer demand accurately. For example, although sales of the TracVision A5 grew quarter-to-quarter throughout 2004, sales were still below our original expectations for the year. We have, at times, experienced temporary issues related to our production process and availability of adequate component supply. Although we believe we have successfully addressed the issues that have arisen, similar issues or other latent defects in the TracVision A5 could adversely affect sales.

We believe the success of the TracVision A5 will depend upon consumers’ assessment of whether or not it meets their expectations for performance, quality, price and design. For example, the TracVision A5 is designed only for use on open roads in the continental United States where there is a clear view of the transmitting satellite in the southern sky. Among the factors that could affect the success of the TracVision A5 are:

•	the extent to which customers perceive mobile satellite TV services as a luxury or a necessary convenience;

•	the performance, price and availability of competing or alternative products relative to the TracVision A5;

•	the extent to which TracVision A5 gains the acceptance of the automotive OEMs;

•	the extent to which customers prefer live TV over recorded media;

•	customers’ willingness to pay monthly fees for satellite television service;

•	difficulties or inconveniences associated with scheduling installation at the point of sale;

•	poor performance arising from improper installation or installation of damaged equipment;

•	our limited experience with marketing a product to the automotive market, which is substantially larger and more fragmented than our other markets; and

•	the adoption of laws or regulations that restrict or ban live television or other video technology in vehicles.

We expect that others will introduce competing mobile satellite TV antennas for automobiles.

Our TracVision A5 is the first commercially available, low-profile mobile satellite TV antenna for use on minivans, SUVs and other passenger vehicles. Any advantage we may have may erode as others enter this market. RaySat has announced its intention to offer a phased-array satellite antenna for automobiles during the first half of 2005. Audiovox has indicated that it also expects to offer the RaySat antenna as an Audiovox-branded product. Winegard has also announced its intention to offer an in-motion automotive satellite TV antenna. In addition, SIRIUS Satellite Radio announced in January 2005 that it intends to introduce in 2006 a service offering several streaming video channels through SIRIUS’ existing satellite radio system. In January 2005, Delphi Corp., a prominent supplier of automotive parts, announced a new agreement with Comcast Corporation to work together to develop ways to allow users to select video content and transfer it to an in-vehicle entertainment system. No details were provided as to the time frame for a possible product. These satellite antenna products may have a slightly lower profile and customers may delay purchasing the TracVision A5 in anticipation of the release of any of these products. Competition from any of these products could impair our ability to sell the TracVision A5 and may force us to reduce the price of the TracVision A5. Moreover, Delphi’s long-term relationships with automobile manufacturers may give it a significant advantage in selling mobile satellite TV antennas to those manufacturers.

We must achieve significant cost reductions for the TracVision A5 to reach our targeted profit margins.

Our product profit margins for the TracVision A5 have been low since its introduction. To reach our targeted profit margins, we must continue to significantly reduce our manufacturing costs for the TracVision A5. We may be unable to achieve the cost reductions necessary to increase our overall profit margins. Although we have cost reduction programs underway that include volume purchasing discounts and redesigning certain components using lower cost materials and processes, technological or other challenges may prevent us from achieving all of the necessary cost reductions. Moreover, if the price of the TracVision A5 is not attractive to a broad range of customers, we may be forced to further lower the price, which would further impair our product profit margins unless we are able to achieve corresponding cost reductions.

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

We sell TACNAV and our other defense products to the U.S. military and foreign military and government customers. These customers have unusual purchasing requirements, which can make sales to those customers unpredictable. Factors that affect their purchasing decisions include:

•	new military and operational doctrines that affect military equipment needs;

•	changes in tactical navigation requirements;

•	changes in modernization plans for military equipment;

•	priorities for current battlefield operations;

•	delays in the testing and acceptance of our products;

•	allocation of funding for military programs;

•	sales cycles that are long and difficult to predict; and

•	delays in military procurement schedules.

These factors can cause substantial fluctuations in sales of TACNAV and our other defense products from period to period. Moreover, TACNAV and most of our other defense products must meet military quality standards, and our products may not continue to meet existing standards or more rigorous standards adopted in the future. Any failure to meet military contract specifications may produce delays as we attempt to improve our design, development, manufacturing or quality control processes. Furthermore, government customers and their contractors can generally cancel orders for our products for convenience. Even under firm orders with government customers, funding must usually be appropriated in the budget process in order for the government to complete the contract. The cancellation of or failure to fund orders for our products could substantially reduce our net sales.

Only a few customers account for a substantial portion of our defense revenues, and the loss of any of these customers would substantially reduce our net sales.

We derive a substantial portion of our defense revenues from a small number of customers. In the year ended December 31, 2004, our top four defense customers, including the U.S. military as a single customer, accounted for 48.0% of our net sales attributable to defense products and 10.0% of our total net sales. In the year ended December 31, 2003, our top four defense customers, including the U.S. military as a single customer, accounted for 71.1% of our net sales attributable to defense products and 20.4% of our total net sales. Direct sales to the U.S. military accounted for 2.5% of our total net sales in the year ended December 31, 2004 and 11.3% in the year ended December 31, 2003. The further loss of business from any of these customers could substantially reduce our net sales and results of operations and could seriously harm our business.

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

We may fail to continue to increase the sale of our fiber optic products for commercial uses.

Our fiber optic products have numerous commercial applications where mobile communication, navigation, stabilization and precision pointing are required. For example, our fiber optic gyros have been used in commercial applications such as train location control and track geometry measurement systems, industrial robotics, and stabilization of TV cameras. We may not be successful, however, in further developing and marketing our fiber optic products for commercial uses, which would limit the overall net sales of these products and limit our profitability accordingly.

Shifts in our product mix toward our mobile satellite communications products may reduce our overall gross margins.

Our mobile satellite communications products have historically had lower product margins than our defense products. During 2004, sales of our mobile satellite communications products grew while sales of defense products declined compared to 2003. If this change in the mix profile of satellite communications and defense products were to continue, it could result in lower gross margins in the future.

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

We may increase the international scope of our operations, which could disrupt our operations.

We currently manufacture all of our products in the U.S. However, in order for us to improve our margin performance and overall profitability, we may find it necessary to evaluate the need to further increase the international scope of our operations. This could include offshore manufacturing and/or the increased sourcing of raw materials from foreign countries. We have no prior experience in foreign manufacturing and we might not be successful in implementing or integrating such a program. In addition, an increased reliance on foreign manufacturing and/or raw material supply would lengthen our supply chain and increase the risk that a disruption in that supply chain would have a material adverse affect on our operations and financial performance.

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

Our TracVision products include only the equipment necessary to receive satellite television services; we do not broadcast satellite television programming. Instead, customers must obtain programming from another source. We currently offer marine and land mobile TracVision products compatible with the DIRECTV and DISH Network services in the continental United States, the ExpressVu service in Canada and various other regional services in other parts of the world. Our TracVision A5 is compatible only with the DIRECTV service in the continental United States. Although DIRECTV is offerings its TOTAL CHOICE Mobile programming package at a price which we think should be attractive to consumers, DIRECTV has no obligation to continue to offer that package at the current price or at all. If customers become dissatisfied with the programming, pricing, service, availability or other aspects of these satellite television services product or if any one or more of these services becomes unavailable for any reason, we could suffer a substantial decline in sales of our TracVision products. The companies that operate these services have no obligation to inform us of technological or other changes, including discontinuation of the service, that could impair the performance of our TracVision products.

Our Tracphone and TracNet products currently depend on satellite services provided by third parties. We rely on Inmarsat for satellite communications services for our Tracphone products. We rely on Telemar for TracNet service in Europe. We currently rely on Bell ExpressVu for TracNet service in North America. We have been informed, however that ExpressVu has elected to discontinue its broadband service later in 2005. We have therefore decided to temporarily withdraw the TracNet product from the U.S. market while we review alternative services for TracNet systems already in use. We also rely on Globalstar, a subsidiary of Thermo Capital Partners LLC, for the satellite return link for TracNet.

If any of our vendors were unable to fulfill their obligations, we would need to seek alternate suppliers or solutions. In that case, we may be required to retrofit or upgrade hardware and software as necessary to ensure the continued operation of the affected products. We may incur significant delays and expenses in our efforts to make the necessary changes, and those efforts may be unsuccessful. Moreover, we may not be successful in identifying and entering into appropriate agreements with replacement suppliers on commercially reasonable terms, which would impair our ability to offer the affected products. Similarly, we may lose the goodwill of existing customers if any currently installed products cease to work for any extended period. Any such outcome could lead to a substantial reduction in sales.

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

Our global operating performance depends significantly on general economic conditions. Net sales of our satellite communications products are largely generated by discretionary consumer spending, and demand for these products could demonstrate slower growth than we anticipate as a result of regional and global economic conditions. Consumer spending tends to decline during recessionary periods and may decline at other times. Consumers may choose not to purchase our mobile satellite communications products due to a perception that they are luxury items. As global and regional economic conditions change, demand for our products could be adversely affected.

If we are unable to improve our existing mobile satellite communications and defense products and develop new, innovative products, our sales and market share may decline.

The markets for mobile satellite communications products and defense navigation, guidance and stabilization products are each characterized by rapid technological change, frequent new product innovations, changes in customer requirements and expectations and evolving industry standards. If we fail to make innovations in our existing products and reduce the costs of our products, our market share may decline. Products using new technologies, or emerging industry standards, could render our products obsolete. If our competitors successfully introduce new or enhanced products that eliminate technological advantages our products may have in a certain market or otherwise outperform our products, or are perceived by consumers as doing so, we may be unable to compete successfully in the markets affected by these changes. For example, other companies have either announced their intentions or have begun to offer low-profile in-motion satellite antennas. These products will compete with our TracVision A5 and may offer more attractive performance, pricing and other features.

If we cannot effectively manage our growth, our business may suffer.

We have previously expanded our operations to pursue existing and potential market opportunities. This growth placed a strain on our personnel, management, financial and other resources. If we fail to manage our future growth properly, we may incur unnecessary expenses and the efficiency of our operations may decline. For example, in order to pursue successfully the opportunities presented by the emerging TracVision A5 market, we must continue to expand our operations capabilities. To manage our growth effectively, we must, among other things:

•	upgrade, expand or re-size our manufacturing facilities and capacity in a timely manner;

•	successfully attract, train, motivate and manage a larger number of employees for manufacturing, sales and customer support activities;

•	control higher inventory and working capital requirements; and

•	improve the efficiencies within our operating, administrative, financial and accounting systems, and our procedures and controls.

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

Competition may limit our ability to sell our mobile satellite communications products and defense products.

The mobile satellite communications markets and defense navigation, guidance and stabilization markets in which we participate are very competitive, and we expect this competition to persist and intensify in the future. We may not be able to compete successfully against current and future competitors, which could impair our ability to sell our products. To remain competitive, we must enhance our existing products and develop new products, and we may have to reduce the prices of our products. Moreover, new competitors may emerge, and entire product lines may be threatened by new technologies or market trends that reduce the value of those product lines. For example, improvements in less expensive wireless and cellular technologies may limit demand for land-based satellite phone and Internet services.

In the defense navigation, guidance and stabilization markets, we compete primarily with Honeywell International Inc., Kearfott Guidance & Navigation Corporation, Leica Microsystems AG, Northrop Grumman Corporation and Smiths Group plc. In the market for mobile satellite communications products, we compete with a variety of companies. In the land mobile market for satellite TV communications equipment, we compete directly with King Controls, MotoSAT, TracStar Systems, Inc., and Winegard Company. There is also potential competition for sales of satellite TV to the automotive market from RaySat, AudioVox, Winegard, and Delphi. In the marine market for satellite TV communications equipment, we compete with NaviSystem Marine Electronic Systems Srl, Orbit Satellite Television & Radio Network and Sea Tel, Inc. In the marine market for telephone, fax, data and Internet communications equipment, we compete with Furuno Electric Co., Ltd., Globalstar LP, Iridium Satellite LLC, Japan Radio Company and Nera ASA. Moreover, new competitors may surface in the future. Among the factors that may affect our ability to compete in our markets are the following:

•	many of our primary competitors are well established companies that could have substantially greater financial, managerial, technical, marketing, personnel and other resources than we do;

•	product improvements or price reductions by competitors may weaken customer acceptance of our products; and

•	our competitors may have lower production costs than we do, which may enable them to compete more aggressively in offering discounts and other promotions.

Our international business operations expose us to a number of difficulties in coordinating our activities abroad and in dealing with multiple regulatory environments.

Sales to customers outside the United States and Canada accounted for approximately 19.3%, 16.7%, and 19.0% of our net sales in the years ended December 31, 2004, 2003 and 2002, respectively. We have only one foreign sales office, which is located in Denmark, and we otherwise support our international sales from our operations in the United States. Our limited operations in foreign countries may impair our ability to compete successfully in international markets and to meet the service and support needs of our customers in countries where we have no infrastructure. We are subject to a number of risks associated with our international business activities, which may increase our costs and require significant management attention. These risks include:

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

Exports of certain defense products are subject to the International Traffic in Arms Regulations and require a license from the U.S. Department of State prior to shipment.

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

We and certain of our officers are defendants in a putative class action lawsuit in the U. S. District Court for the District of Rhode Island. The suit asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, as well as claims under Sections 11, 12(a)(2) and 15 under the Securities Act of 1933, on behalf of purchasers of our securities between October 1, 2003 and July 2, 2004. We and certain of our directors and officers are also defendants in a putative shareholders’ derivative action on the Business Calendar of the Superior Court for Providence County. This suit asserts state law claims on our behalf between October 1, 2003 and the present arising from the allegations set forth in the class action complaints in the U.S. District Court described above. We intend to vigorously defend ourselves against these claims. There can be no assurance, however, that we will not have to pay significant damages or amounts in settlement. An unfavorable outcome or prolonged litigation could materially harm our business. Litigation of this nature is expensive and time-consuming and diverts the time and attention of our management.

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

In the future we may require additional capital to fund our operations, carry out our business strategy, and sustain our business. For example, we may require funds to expand manufacturing operations to meet additional demand for our mobile satellite communications products, and we may need additional funds to promote new products, including our TracVision A5 product. Our existing and anticipated sources of capital may be insufficient for our needs, and we may be unable to access additional capital when needed. Our future capital requirements will depend upon customer demand, competitive conditions, regulatory and technological developments, magnitude and variability of our revenue, and equipment costs and other costs associated with the development and manufacture of our products. We may be unable to obtain additional capital on terms that are favorable or even acceptable to us. Any failure to raise capital as needed may require us to delay or abandon marketing, product development and other plans.

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

We have experienced significant fluctuations in our net sales and results of operations from one quarter to the next. Our future net sales and results of operations could vary significantly from quarter to quarter due to a number of factors, many of which are outside our control. Accordingly, you should not rely on quarter-to-quarter comparisons of our results of operations as an indication of future performance. It is possible that our net sales or results of operations in a quarter will fall below the expectations of securities analysts or investors. If this occurs, the market price of our common stock could fall significantly. Our results of operations in any quarter can fluctuate for many reasons, including:

•	demand changes for our mobile satellite communications products and defense products;

•	the timing and size of individual orders from military customers;

•	our ability to manufacture, test and deliver products in a timely and cost-effective manner;

•	our success in winning competitions for orders;

•	the timing of new product introductions by us or our competitors;

•	the mix of products we sell;

•	market and competitive pricing pressures;

•	general economic climate; and

•	seasonality of pleasure boat and recreational vehicle usage.

A large portion of our expenses, including expenses for facilities, equipment, and personnel, are relatively fixed. Accordingly, if our net sales decline or do not grow as much as we anticipate, we might be unable to maintain or improve our operating margins. Any failure to achieve anticipated net sales could therefore significantly harm our operating results for a particular fiscal period.

Our tax planning strategy involves assumptions that may cause our annual provision for tax expense or benefit to fluctuate materially. Moreover, our tax planning strategy is based upon our ability to sell and lease back our manufacturing and corporate headquarters facility located in Middletown, Rhode Island, as may be necessary.

We utilize a tax planning strategy as provided for under accounting principles generally accepted in the United States as a means of supporting the realizable nature of our deferred tax assets. The strategy involves our ability to sell and lease back our Middletown, Rhode Island headquarters facility in order to generate taxable income for the sole purpose of utilizing our capitalized tax loss carryforwards before they expire. The determination of taxable income, and therefore supportable deferred tax asset value, is based upon the difference between the property’s estimated fair market value and our tax basis, less an adjustment for strategy implementation costs. Accordingly, the estimated net realizable value of our deferred tax asset is highly correlated to property values in and around the Middletown, Rhode Island area and therefore subject to changes in property value. This fair market value subjectivity may cause us to record significant increases or decreases to our deferred tax assets during the fourth quarter of each year, since we have historically evaluated our deferred tax asset during that period.

The strategy represents an action that we ordinarily would not take, but could take, if necessary, to realize an estimated $3.4 million in U.S. deferred tax assets or the equivalent of approximately $8.9 million in estimated net taxable income as of December 31, 2004.

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

Our stock price has been volatile. From January 1, 2004 to March 1, 2005, the trading price of our common stock ranged from $6.61 to $27.75. Many factors may cause the market price of our common stock to fluctuate, including:

•	variations in our quarterly results of operations;

•	the introduction of new products by us or our competitors;

•	changing needs of military customers;

•	changes in estimates of our performance or recommendations by securities analysts;

•	the hiring or departure of key personnel;

•	acquisitions or strategic alliances involving us or our competitors;

•	changes in, or adoptions of, accounting principles;

•	market conditions in our industries; and

•	the global macroeconomic and geopolitical environment.

In addition, the stock market can experience extreme price and volume fluctuations. These fluctuations are often unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the market price of our common stock. When the market price of a company’s stock drops significantly, stockholders often institute securities class action litigation against that company. We are now defending a securities class action lawsuit. This pending litigation is causing us to incur substantial costs and is diverting the time and attention of our management. These adverse consequences may continue until this action is finally resolved. Any similar litigation in the future could have similar consequences.

Acquisitions may disrupt our operations or adversely affect our results.

We evaluate strategic acquisition opportunities to acquire other businesses as they arise. The expenses we incur evaluating and pursuing acquisitions could have a material adverse effect on our results of operations. If we acquire a business, we may be unable to manage it profitably or successfully integrate its operations with our own. Moreover, we may be unable to realize the financial, operational, and other benefits we anticipate from any acquisition. Competition for acquisition opportunities could increase the price we pay for businesses we acquire and could reduce the number of potential acquisition targets. Further, acquisitions may involve a number of special financial and business risks, such as:

•	charges related to any potential acquisition from which we may withdraw;

•	diversion of our management’s time, attention, and resources;

•	loss of key acquired personnel;

•	increased costs to improve or coordinate managerial, operational, financial, and administrative systems including compliance with the Sarbanes-Oxley Act of 2002;

•	dilutive issuances of equity securities;

•	the assumption of legal liabilities;

•	amortization of acquired intangible assets; and

•	potential write-offs related to the impairment of goodwill.

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

Our primary market risk exposure is in the area of foreign currency exchange risk. We are exposed to currency exchange rate fluctuations related to our subsidiary operations in Denmark. Certain functions in Denmark are transacted in the Danish Krone or Euro, yet reported in the U.S. dollar, the functional currency. For foreign currency exposures existing at December 31, 2004, a 10% unfavorable movement in the foreign exchange rates for our subsidiary location would not expose us to material losses in earnings or cash flows.

From time to time, we purchase foreign currency forward exchange contracts generally having durations of no more than 4 months. These forward exchange contracts are intended to offset the impact of exchange rate fluctuations on intercompany payments due from our foreign subsidiary. Forward exchange contracts are accounted for as cash flow hedges and are recorded on the balance sheet at fair value until executed. Changes in the fair value are recognized in earnings. As of December 31, 2004, there were no outstanding forward contracts.

The primary objective of our investment activities is to preserve principal and maintain liquidity, while at the same time maximize income. We have not entered into any instruments for trading purposes. Some of the securities that we invest in may have market risk. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, investment grade auction rate notes, money market funds and government, government agency and non-government debt securities. A hypothetical 100 basis-point increase in interest rates would result in an approximate $45,000 decrease in the fair value of our investments as of December 31, 2004. However, due to the conservative nature of our investments, the relatively short duration of their maturities, our ability to either convert some or all of our long-term investments to less interest rate-sensitive holdings or hold most securities until maturity, we believe interest rate risk is mitigated. As of December 31, 2004, approximately 83% of the $35.4 million classified as available-for-sale marketable securities will mature or reset within one year. We do not invest in any financial instruments denominated in foreign currencies. Accordingly, interest rate risk is not considered material.

To the extent that we borrow against our variable-rate credit facility, we will be subject to interest rate risk. There were no borrowings outstanding at December 31, 2004.

ITEM 8.	Financial Statements and Supplementary Data

Our consolidated financial statements, together with the report of KPMG LLP, independent registered public accounting firm, are included in Part IV of this Report on Form 10-K.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, which are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer, or CEO, and chief financial officer, or CFO, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our CEO and CFO, our management has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2004.

Evaluation of Changes in Internal Controls over Financial Reporting

Under the supervision and with the participation of our CEO and CFO, our management has evaluated changes in our internal controls over financial reporting that occurred during our last fiscal quarter. Based on that evaluation, our CEO and CFO did not identify any change in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

In accordance with SEC Release No. 34-50754, Order under Section 36 of the Securities Exchange Act of 1934 Granting an Exemption from Specified Provisions of Exchange Act Rules 13a-1 and 15d-1 (November 30, 2004), we are claiming the exemption from the requirement to include in this annual report the management’s report on internal control over financial reporting required by Item 308(a) of Regulation S-K and the related attestation report of our independent registered public accounting firm required by Item 308(b) of Regulation S-K. Accordingly, these items are omitted from this annual report. As of the filing of this annual report, we have not identified any material weakness in our internal control over financial reporting as of December 31, 2004, and KPMG LLP, our independent registered public accounting firm, has not communicated to us that it has identified any such material weakness.

Pursuant to the terms of the Order, we intend to file our management’s report on internal control over financial reporting and the related attestation report of our independent registered public accounting firm in an amendment to this annual report not later than 45 days after the deadline for the filing of this annual report.

Important Considerations

The effectiveness of our disclosure controls and procedures and our internal control over financial reporting is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the soundness of our systems, the possibility of human error, and the risk of fraud. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and the risk that the degree of compliance with policies or procedures may deteriorate over time. Because of these limitations, there can be no assurance that any system of disclosure controls and procedures or internal control over financial reporting will be successful in preventing all errors or fraud or in making all material information known in a timely manner to the appropriate levels of management.

ITEM 9B.	Other Information

None.

PART III

We have omitted the information required in Part III of this annual report because we intend to include that information in our definitive proxy statement for our 2005 annual meeting of stockholders, which we expect to file before 120 days after the end of fiscal 2004. We incorporate that information in this annual report by reference to our 2005 proxy statement.

ITEM 10.	Directors and Executive Officers of the Registrant

Information in our 2005 proxy statement under the captions “Directors and Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Ethics” is incorporated by reference.

ITEM 11.	Executive Compensation

Information in our 2005 proxy statement under the caption “Compensation of Directors and Executive Officers” is incorporated by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information in our 2005 proxy statement under the captions “Principal Stockholders” and “Equity Compensation Plans” is incorporated by reference.

ITEM 13.	Certain Relationships and Related Transactions

None.

ITEM 14.	Principal Accountant Fees and Services

Information in our 2005 proxy statement under the caption “Principal Accountant Fees and Services” is incorporated by reference.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

		Page

1.	Financial Statements

	Report of Independent Registered Public Accounting Firm	44

	Consolidated Balance Sheets as of December 31, 2004 and 2003	45

	Consolidated Statements of Operations for the years ended December 31, 2004, 2003 and 2002	46

	Consolidated Statements of Changes in Stockholders’ Equity and Accumulated Other Comprehensive Income (loss) for the years ended December 31, 2004, 2003 and 2002	47

	Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002	48

	Notes to Consolidated Financial Statements	49

2.	Financial Statement Schedules

	None.

3.	Exhibits

Exhibit No.	Description	Filed with this Form 10-K	Incorporated by Reference
			Form	Filing Date	Exhibit No.
3.1	Amended and Restated Certificate of Incorporation		S-1	February 16, 1996	3.3
3.2	Certificate of Amendment of Certificate of Incorporation		S-3	November 26, 2003	4.2
3.3	Amended, Restated and Corrected By-Laws		8-K	January 23, 2004	3.1
4.1	Specimen certificate for the common stock		S-1/A	March 22, 1996	4.1
*10.1	1986 Executive Incentive Stock Option Plan		S-1	February 9, 1996	10.1
*10.2	Amended and Restated 1995 Incentive Stock Option Plan		10-K	March 15, 2004	10.2
*10.3	Amended and Restated 1996 Incentive and Nonqualified Stock Option Plan		10-K	March 15, 2004	10.3
*10.4	Amended and Restated 1996 Employee Stock Purchase Plan		10-K	March 15, 2004	10.4
*10.5	2003 Incentive and Nonqualified Stock Option Plan		10-K	March 15, 2004	10.5
10.6	Open End Mortgage and Security Agreement dated January 11, 1999 with IDS Life Insurance Co. for 50 Enterprise Center, Middletown, RI		10-K	March 24, 1999	99.1
10.7	Loan and Security Agreement dated March 27, 2000 with Fleet Capital Corporation		10-K	March 30, 2000	10.38
10.8	First Amendment to Loan and Security Agreement dated March 7, 2003 with Fleet Capital Corporation		8-K/A	November 26, 2003	10.1
10.9	Second Amendment to Loan and Security Agreement dated as of June 25, 2003 with Fleet Capital Corporation		8-K	June 27, 2003	99.1
10.10	Amended and Restated Credit and Security Agreement dated July 17, 2003 with Fleet Capital Corporation		8-K	July 18, 2003	99.1
10.11	Independent Retailer Agreement dated June 21, 2004 with DIRECTV, Inc.		10-Q	August 6, 2004	10.1
10.12	Form of Nonqualified Stock Option agreement granted under the 1996 Incentive and Nonqualified Stock Option Plan	X
10.13	Form of Incentive Stock Option agreement granted under the 1996 Incentive and Nonqualified Stock Option Plan	X
10.14	Form of Nonqualified Stock Option agreement granted under the 2003 Incentive and Nonqualified Stock Option Plan	X
10.15	Form of Incentive Stock Option agreement granted under the 2003 Incentive and Nonqualified Stock Option Plan	X

Exhibit No.	Description	Filed with this Form 10-K	Incorporated by Reference
			Form	Filing Date	Exhibit No.
21.1	List of Subsidiaries		S-1	March 28, 1996	21.1
23.1	Consent of KPMG LLP	X
31.1	Rule 13a-14(a)/15d-14(a) certification of principal executive officer	X
31.2	Rule 13a-14(a)/15d-14(a) certification of principal financial officer	X
32.1	Rule 1350 certification	X

*	Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KVH Industries, Inc.

Date: March 15, 2005	By:	/S/ MARTIN A. KITS VAN HEYNINGEN
Martin A. Kits van Heyningen President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Name	Title	Date

/S/ MARTIN A. KITS VAN HEYNINGEN Martin A. Kits van Heyningen	President, Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2005

/S/ PATRICK J. SPRATT Patrick J. Spratt	Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2005

/S/ ARENT H. KITS VAN HEYNINGEN Arent H. Kits van Heyningen	Chairman of the Board	March 15, 2005

/S/ ROBERT W.B. KITS VAN HEYNINGEN Robert W.B. Kits van Heyningen	Director	March 15, 2005

/S/ MARK S. AIN Mark S. Ain	Director	March 15, 2005

/S/ STANLEY K. HONEY Stanley K. Honey	Director	March 15, 2005

/S/ BRUCE J. RYAN Bruce J. Ryan	Director	March 15, 2005

/S/ CHARLES R. TRIMBLE Charles R. Trimble	Director	March 15, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

KVH Industries, Inc.:

We have audited the accompanying consolidated balance sheets of KVH Industries, Inc. and subsidiary as of December 31, 2004 and 2003, and the related consolidated statements of operations, changes in stockholders’ equity and accumulated other comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of KVH Industries, Inc. and subsidiary as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP
Providence, Rhode Island March 15, 2005

KVH INDUSTRIES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$10,289,145	$2,848,755
Marketable securities	35,438,442	—
Accounts receivable, net of allowance for doubtful accounts of $676,620 in 2004 and $120,000 in 2003	9,576,869	11,353,175
Costs and estimated earnings in excess of billings on uncompleted contracts	746,638	415,415
Inventories	7,250,597	6,298,151
Prepaid expenses and other deposits	486,872	1,182,545
Deferred income taxes	645,730	650,157

Total current assets	64,434,293	22,748,198

Property and equipment, net	8,218,294	8,722,854
Intangible assets, less accumulated amortization of $890,443 in 2004 and $764,419 in 2003	189,177	315,201
Other non-current assets	58,565	46,519
Deferred income taxes	3,013,430	2,238,430

Total assets	$75,913,759	$34,071,202

LIABILITIES AND STOCKHOLDERS’ EQUITY
Commitments and contingencies (notes 6, 7 and 15)
Current liabilities:
Accounts payable	$1,604,006	$3,590,494
Accrued compensation and employee-related expenses	1,765,690	1,646,776
Accrued loss on TracVision A5 non-cancelable purchase commitments	996,856	—
Accrued professional fees and license and settlement costs	435,888	644,121
Accrued product warranty costs	440,020	139,689
Accrued other	435,099	103,114
Current portion of long-term debt	107,233	109,954

Total current liabilities	5,784,792	6,234,148

Long-term debt excluding current portion	2,396,648	2,503,881

Total liabilities	8,181,440	8,738,029

Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 1,000,000 shares; none issued	—	—
Common stock, $.01 par value. Authorized 20,000,000 shares; issued and outstanding 14,487,841 as of December 31, 2004 and 11,590,103 as of December 31, 2003.	144,878	115,901
Additional paid-in capital	85,072,874	36,505,751
Accumulated deficit	(17,435,809)	(11,288,479)
Accumulated other comprehensive loss	(49,624)	—

Total stockholders’ equity	67,732,319	25,333,173

Total liabilities and stockholders’ equity	$75,913,759	$34,071,202

See accompanying Notes to Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2004	2003	2002
Net sales	$62,302,541	$56,672,605	$47,694,483

TracVision A5 revaluation charge	2,358,420	—	—
All other costs of sales	39,933,088	33,795,341	26,504,831

Total costs of sales	42,291,508	33,795,341	26,504,831

Gross profit	20,011,033	22,877,264	21,189,652

Operating expenses:
Research and development	6,336,781	8,578,628	8,854,946
Sales and marketing	15,907,155	11,200,733	9,950,784
General and administrative	5,166,066	4,596,799	3,593,827

Loss from operations	(7,398,969)	(1,498,896)	(1,209,905)

Other income (expense):
Interest income (expense), net	471,226	(165,459)	(118,696)
Other income (expense)	34,746	(78,044)	(61,941)

Loss before income tax expense (benefit)	(6,892,997)	(1,742,399)	(1,390,542)
Income tax expense (benefit)	(745,667)	(271,945)	86,100

Net loss	$(6,147,330)	$(1,470,454)	$(1,476,642)

Per share information:
Net loss per share
Basic and diluted	$(0.44)	$(0.13)	$(0.13)

Number of shares used in per share calculation:
Basic and diluted	14,109,039	11,403,258	11,039,676

See accompanying Notes to Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (loss)	Total Stockholders’ Equity
Balances at December 31, 2001	$109,612	$34,478,002	$(8,341,383)	$—	$26,246,231

Comprehensive loss:
Net loss			(1,476,642)	—	(1,476,642)
Unrealized gain on foreign exchange contract			—	3,927	3,927

Comprehensive loss					(1,472,715)

Common stock issued under benefit plan	299	167,353	—	—	167,652
Exercise of stock options	1,587	488,738	—	—	490,325

Balances at December 31, 2002	111,498	35,134,093	(9,818,025)	3,927	25,431,493

Comprehensive loss:
Net loss			(1,470,454)	—	(1,470,454)
Settlement of foreign exchange contract			—	(3,927)	(3,927)

Comprehensive loss					(1,474,381)

Non-cash stock based compensation expense	—	12,057	—	—	12,057
Common stock issued under benefit plan	185	225,197	—	—	225,382
Exercise of warrants	1,090	(1,090)	—	—	—
Exercise of stock options	3,128	1,135,494	—	—	1,138,622

Balances at December 31, 2003	115,901	36,505,751	(11,288,479)	—	25,333,173

Comprehensive loss:
Net loss			(6,147,330)	—	(6,147,330)
Unrealized loss on marketable securities			—	(49,624)	(49,624)

Comprehensive loss					(6,196,954)
Issuance of common stock	27,500	47,955,730	—	—	47,983,230
Common stock issued under benefit plan	236	221,731	—	—	221,967
Exercise of stock options	1,241	389,662	—	—	390,903

Balances at December 31, 2004	$144,878	$85,072,874	$(17,435,809)	$(49,624)	$67,732,319

See accompanying Notes to Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net loss	$(6,147,330)	$(1,470,454)	$(1,476,642)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,042,950	1,723,748	1,623,211
Deferred income tax	(770,573)	(33,280)	20,922
Provision for doubtful accounts	713,993	52,812	85,053
Loss on disposal of equipment	104,603	—	—
TracVision A5 revaluation and related charges	2,471,545	—	—
Non-cash stock based compensation expense	—	12,057	—
Changes in operating assets and liabilities
Accounts and contracts receivable	1,062,313	(1,689,695)	(3,774,656)
Costs and estimated earnings in excess of billings on uncompleted contracts	(331,223)	(38,357)	105,428
Inventories	(1,788,021)	(2,354,871)	176,996
Prepaid expenses and other deposits	315,191	(641,417)	(176,854)
Accounts payable	(1,986,488)	1,269,390	236,597
Accrued expenses	(96,117)	498,808	863,680
Customer deposits	—	(64,243)	(812,188)

Net cash used in operating activities	(4,409,157)	(2,735,502)	(3,128,453)

Cash flows from investing activities:
Purchase of marketable securities	(35,488,066)	—	—
Capital expenditures	(1,522,066)	(2,935,690)	(1,444,188)
Proceeds from the sale of equipment	5,097	—	—
Other long term assets	(12,046)	—	—

Net cash used in investing activities	(37,017,081)	(2,935,690)	(1,444,188)

Cash flows from financing activities:
Repayment of long term debt	(109,954)	(83,312)	(86,974)
Proceeds from sale of common stock, net	48,363,712	—	—
Stock option and benefit plan transactions	612,870	1,364,004	657,977

Net cash provided by financing activities	48,866,628	1,280,692	571,003

Net (decrease) increase in cash and cash equivalents	7,440,390	(4,390,500)	(4,001,638)

Cash and cash equivalents at beginning of year	2,848,755	7,239,255	11,240,893

Cash and cash equivalents at end of year	$10,289,145	$2,848,755	$7,239,255

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$189,442	$209,688	$219,707

See accompanying Notes to Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004, 2003 and 2002

(all tabular amounts in thousands except per share amounts)

(1)	Summary of Significant Accounting Policies

(a)	Description of Business

KVH Industries, Inc. (KVH) develops, manufactures and markets mobile satellite communications products for the land mobile and marine markets, and navigation, guidance and stabilization products for both defense and commercial markets.

KVH is among the leading providers of mobile satellite communications products that enable customers to receive live television, telephone and Internet services in their cars, recreational vehicles and marine vessels while on the move. In September 2003, KVH introduced its TracVision A5 low-profile antenna system, which provides in-motion satellite TV reception in minivans, SUVs and other passenger vehicles. KVH sells its TracVision, and Tracphone mobile satellite communications products through an extensive international network of retailers, distributors and dealers.

KVH’s defense products include tactical navigation systems that provide uninterrupted access to navigation information in a spectrum of military vehicles, including HMMWVs and light armored vehicles. KVH also offers precision fiber optic gyro-based systems that enable platform stabilization and munitions guidance. KVH’s defense products are sold directly to U.S. and allied governments and government contractors, as well as through an international network of authorized independent sales representatives. In addition, KVH’s defense products have numerous commercial applications such as train location control and track geometry measurement systems, industrial robotics, and stabilization of TV cameras.

(b)	Principles of Consolidation

The consolidated financial statements include the financial statements of KVH Industries, Inc. and its wholly owned subsidiary, KVH Europe A/S (“KVH Europe”). All significant inter-company accounts and transactions have been eliminated in consolidation.

(c)	Use of Estimates

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

(d)	Reclassifications

Certain 2003 balance sheet and statement of cash flow balances related to other assets and current liabilities have been reclassified to conform with the 2004 presentation.

(e)	Concentration of credit risk

Cash, cash equivalents and marketable securities. KVH is potentially subject to financial instrument concentration of credit risk through its cash, cash equivalent and marketable securities investments. To mitigate these risks KVH maintains cash, cash equivalents and marketable securities with reputable and nationally recognized financial institutions. As of December 31, 2004, $35.4 million classified as marketable securities was held by Lehman Brothers Inc., and the majority of the $10.3 million classified as cash and cash equivalents was held by Bank of America Corporation. KVH performs periodic evaluations of the relative credit standing of these financial institutions as a means of limiting the amount of credit exposure.

KVH INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004, 2003 and 2002

(all tabular amounts in thousands except per share amounts)

(1)	Summary of Significant Accounting Policies—(continued)

Trade accounts receivable. Concentrations of risk with respect to trade accounts receivable are limited due to the large number of customers and their dispersion across several geographic areas. Although KVH does not foresee credit risk associated with these receivables to deviate from historical experience, repayment is dependent upon the financial stability of those individual customers and their respective economies. KVH establishes reserves for potential bad debt and evaluates, on a monthly basis, the adequacy of those reserves based upon historical experience and its expectations for future collectibility concerns. Activity within KVH’s reserve for bad debt for the periods presented is as follows:

Description	Balance at the Beginning of the Period	Additions Charged to Expense	Deductions from Reserve	Balance at the End of the Period
Year ended December 31, 2004	$120	$714	$(157)	$677
Year ended December 31, 2003	153	53	(86)	120
Year ended December 31, 2002	68	129	(44)	153

Included in the 2004 expense was approximately $556,000 in specific reserve resulting from a voluntary liquidation under local law of a European distributor.

(f)	Revenue Recognition

Product Sales. Revenue from product sales is recognized when persuasive evidence of an arrangement exists, goods are shipped, title has passed and collectibility is reasonably assured. KVH establishes reserves for potential sales returns and allowances, and evaluates, on a monthly basis, the adequacy of those reserves based upon historical experience and expectations for future returns. KVH standard sales terms require that:

•	All sales are final;

•	Terms are either Net 30 or Net 45;

•	Shipments are tendered and shipped FOB (or as may be applicable, FCA, or EXW) KVH’s plant or warehouse; and

•	Title and risk of loss or damage passes to the customer, dealer or distributor at the point of shipment when delivery is made to the possession of the carrier.

Under certain limited conditions, KVH, at its sole discretion, provides for the return of goods. No product is accepted for return and no credit is allowed on any returned product unless KVH has granted and confirmed prior written permission by means of appropriate authorization, and all products are returned in a pristine and re-sellable condition.

Contracted Service Revenue. Customer and government-agency contracted engineering service and grant revenue under development contracts is recognized during the period in which KVH performs the service or development efforts in accordance with the agreement. Performance is determined principally by comparing the accumulated costs incurred to date with management’s estimate of the total cost to complete the contracted work. Costs and recognized proportionate income not yet billed are recognized within the balance sheet account “costs and estimated earnings in excess of billings on uncompleted contracts.”

Standard product modification, enhancement and development contract revenue is recognized upon the complete delivery and title transfer of all customer-approved products. Costs of contracts in progress are

KVH INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004, 2003 and 2002

(all tabular amounts in thousands except per share amounts)

(1)	Summary of Significant Accounting Policies—(continued)

accumulated within the balance sheet item “costs and estimated earnings in excess of billings on uncompleted contracts” and relieved upon product delivery.

Revisions to costs and income estimates are reflected in the period in which the facts that require revision become known. Any advance payments arising from such extended-term development contracts are recorded as deposits. If, in any period, estimated total costs under a contract indicate a loss, then such loss is provided for in that period. To date, contracted service revenue has not been a significant portion of KVH’s total revenue.

Product service revenue. Revenue from services other than under development contracts is recognized when completed services are provided to the customer and collectibility is reasonably assured. To date, product service revenue has not been a significant portion of KVH’s total revenue.

Satellite activation and usage revenue. Service activation fees are recognized upon receiving notice from the third party satellite service provider that a purchaser of KVH’s product has established service with the satellite service provider. Re-sold satellite connectivity and usage revenue is recognized based upon usage by the subscriber. In general, connectivity and usage services are billed one month in arrears. Revenue is recognized when services are billed. To date, satellite activation and usage revenue has not been a significant portion of KVH’s total revenue.

(g)	Fair Value of Financial Instruments

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

(h)	Cash, Cash Equivalents and Marketable Securities

In accordance with KVH’s investment policy, cash in excess of operational needs is invested in investment-grade corporate and U.S. government debt as well as certain auction rate note obligations. KVH considers all highly liquid investments with an original maturity of ninety days or less, as of the date of purchase, to be cash equivalents. KVH determines the appropriate classification of marketable securities at each balance sheet date. Available-for-sale marketable securities are carried at their fair value with unrealized gains and losses included in accumulated other comprehensive income (loss) in the accompanying balance sheet.

KVH reviews investments in debt and equity securities for other than temporary impairment whenever the fair value of an investment is less than amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time. To determine whether an impairment is other-than-temporary, KVH considers whether it has the ability and the intent to hold the investment until there is a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, compliance with KVH’s investment policy, the severity and duration of the impairment, changes in value subsequent to year-end and forecasted performance of the investee. KVH has reviewed those securities with unrealized losses as of December 31, 2004 for other-than-temporary impairment, and has concluded that no other-than-temporary impairment existed as of December 31, 2004.

KVH INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004, 2003 and 2002

(all tabular amounts in thousands except per share amounts)

(1)	Summary of Significant Accounting Policies—(continued)

(i)	Inventories

Inventories are stated at the lower of cost or market using the first-in first-out costing method.

(j)	Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization are computed on the straight-line method over the estimated useful lives of the respective assets. The principal lives used in determining the depreciation rates of various assets are: buildings and improvements, 40 years; leasehold improvements, over term of lease; machinery and equipment, 5 years; office and computer equipment, 3-7 years; and motor vehicles, 4 years.

(k)	Intangible Assets

Intangible assets consist of patents and other intangibles resulting from KVH’s October 1997 acquisition of a division of Andrew Corporation. These costs are being amortized on a straight-line basis over periods ranging from 5-10 years. KVH continually reviews intangible assets to assess recoverability from estimated future results of operations and estimated future cash flows.

(l)	Long-Lived Assets

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

(m)	Product Warranty

KVH’s products carry limited warranties that range from one to two years and vary by product. The warranty period begins as of confirmed date of end-consumer purchase. KVH accrues estimated product warranty costs at the time of sale and any additional amounts are recorded when such costs are probable and can be reasonably estimated.

(n)	Shipping and Handling Costs

Shipping and handling costs are included in cost of sales.

(o)	Research and Development

Expenditures for research and development, including customer-funded research and development, are expensed as incurred. Revenue from customer-funded research and development is included in net sales, and the related product development costs are included in cost of goods sold. Revenue and related development costs from customer-funded research and development are as follows:

	Year ended December 31,
	2004	2003	2002
Customer-funded revenues	$1,752	$1,196	$1,472
Customer-funded costs	1,240	937	1,041

KVH INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004, 2003 and 2002

(all tabular amounts in thousands except per share amounts)

(1) Summary of Significant Accounting Policies—(continued)

(p)	Advertising Costs

Costs related to advertising are expensed as incurred. Advertising expense was $3.7 million, $2.2 million and $1.5 million in 2004, 2003 and 2002, respectively, and is included within sales and marketing expense in KVH’s consolidated statements of operations.

(q)	Foreign Currency Translation

The financial statements of KVH’s foreign subsidiary are maintained in the United States dollar functional currency for both reporting and consolidation purposes. Exchange rates in effect on the date of the transaction are used to record monetary assets and liabilities. Revenue and other expense elements are recorded at rates that approximate the rates in effect on the transaction dates. Realized foreign currency exchange gains and losses resulting from cash settlement are recognized within other income in the consolidated statements of operations.

(r)	Stock-based Compensation

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

	Year ended December 31,
	2004	2003	2002
Net loss as reported	$(6,147)	$(1,470)	$(1,477)
Deduct: Compensation expense under SFAS 123	1,887	1,330	703

Pro forma net loss	$(8,034)	$(2,800)	$(2,180)

Loss per share—basic and diluted
As reported	$(0.44)	$(0.13)	$(0.13)

Pro forma	$(0.57)	$(0.25)	$(0.20)

(s)	Income Taxes

Income taxes are accounted for under the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. In accordance with Statement of Financial Accounting Standard No. 109, KVH has adopted a tax planning strategy to support the realization of a portion of its total domestic deferred tax assets.

(t)	Loss per Common Share

Basic net loss per share is calculated based on the weighted average number of common shares outstanding during the period. Diluted net loss per share incorporates the dilutive effect of common stock equivalent options,

KVH INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004, 2003 and 2002

(all tabular amounts in thousands except per share amounts)

(1) Summary of Significant Accounting Policies—(continued)

warrants and other convertible securities, if any, as determined in accordance with the treasury-stock accounting method. Common stock equivalents to purchase approximately 231,000, 516,000, and 342,000 common stock shares for the twelve-month periods ended December 31, 2004, 2003, and 2002, respectively, have been excluded from the fully diluted calculation of loss per share, as inclusion would be anti-dilutive.

(u)	Recent Accounting Pronouncements

In December 2004, the FASB issued Statement No. 123 (revised 2004), “Share-Based Payment.” Statement No. 123(R) addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise, or (b) liability instruments that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. Statement No. 123(R) requires an entity to recognize the grant-date fair-value of stock options and other equity-based compensation issued to employees in the income statement. The revised Statement generally requires that an entity account for those transactions using the fair-value-based method, and eliminates the intrinsic value method of accounting in APB Opinion No. 25, “Accounting for Stock Issued to Employees”, which was permitted under Statement No. 123, as originally issued.

The revised Statement requires entities to disclose information about the nature of the share-based payment transactions and the effects of those transactions on the financial statements. Statement No. 123(R) is effective for public companies such as ours beginning July 1, 2005 (i.e., third quarter 2005). All public companies must use either the modified prospective or the modified retrospective transition method. Early adoption of this Statement for interim or annual periods for which financial statements or interim reports have not been issued is encouraged. KVH has not yet evaluated the impact of adoption of this pronouncement. However, pro-forma disclosure as currently provided under FASB 123 is included in note (1)(r) of the Notes to Consolidated Financial Statements.

In November 2004, the FASB issued Statement No. 151, “Inventory Costs”, to amend the guidance in Chapter 4, “Inventory Pricing”, of FASB Accounting Research Bulletin No. 43, “Restatement and Revision of Accounting Research Bulletins.” Statement No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). The Statement requires that those items be recognized as current-period charges. Additionally, Statement No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. Statement No. 151 is effective for fiscal years beginning after June 15, 2005. KVH will adopt this Statement in fiscal 2006 and adoption is not expected to have a material impact KVH’s our financial position or results of operations.

As part of its short-term international convergence project with the IASB, on December 16, 2004, the FASB issued Statement No. 153 “Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29” to address the accounting for nonmonetary exchanges of productive assets. Statement No. 153 amends APB No. 29, “Accounting for Nonmonetary Exchanges”, which established a narrow exception for nonmonetary exchanges of similar productive assets from fair value measurement. This Statement eliminates that exception and replaces it with an exception for exchanges that do not have commercial substance. An entity should apply the provisions of Statement No. 153 prospectively for nonmonetary asset exchange transactions in fiscal periods beginning after June 15, 2005. KVH will adopt this Statement in the third quarter of 2005 and adoption is not expected to have a material impact on KVH’s financial position or results of operations.

KVH INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004, 2003 and 2002

(all tabular amounts in thousands except per share amounts)

(2)    Marketable Securities

Included in marketable securities as of December 31, 2004 are the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents	$2,334	$—	$—	$2,334
Auction rate notes	6,511	—	—	6,511
Commercial paper	7,981	—	(3)	7,978
Federal agency obligations	8,571	3	(27)	8,547
Corporate obligations	10,091	—	(23)	10,068

Total marketable securities designated as available for sale	$35,488	$3	$(53)	$35,438

The amortized costs and estimated fair value of debt securities as of December 31, 2004 are shown below by effective maturity. Effective maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

	Amortized Cost	Estimated Fair Value
Available-for-sale securities classified as marketable securities
Due in less than one year	$29,343	$29,299
Due after one year and within two years	4,073	4,065
Due after two years and within three years	2,072	2,074

	$35,488	$35,438

No gains or losses were recognized on KVH’s marketable securities during the year ended December 31, 2004.

Cash and cash equivalents as of December 31, 2003 included $1.6 million in money market funds.

(3)    Inventories

Inventories as of December 31, 2004 and 2003 include the costs of material, labor, and factory overhead. Inventories consist of the following:

	December 31,
	2004	2003
Raw materials	$4,070	$4,571
Work in process	778	49
Finished goods	2,403	1,678
	$7,251	$6,298

KVH INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004, 2003 and 2002

(all tabular amounts in thousands except per share amounts)

(4)    Inventory Revaluation and Other Special Charges

In July 2004, KVH initiated a new pricing initiative for the TracVision A5 mobile satellite antenna. As a result of the associated price reduction, and in accordance with Accounting Research Bulletin 43, KVH recognized $2.6 million in TracVision A5 inventory revaluation and other related pricing initiative losses or costs in June 2004. Total net charges for the year ended December 31, 2004 were as follows:

Loss on non-cancelable inventory purchase commitments	$1,425
Revaluation of inventory to net realizable value	836
Loss on disposal of TracVision A5 tooling and equipment (1)	97

TracVision A5 revaluation charge recognized in cost of sales	$2,358
Other TracVision A5 pricing initiative charges not included in cost of sales	211

Total TracVision A5 revaluation and other charges	$2,569

(1)	For presentation purposes, loss on disposal of TracVision A5 tooling and equipment was included within the Statement of Cash Flows caption—Loss on disposal of equipment.

Category	Balance Recorded as of June 30, 2004	Additions/ Adjustment to the Provision	Current Utilization	Balance as of December 31, 2004
Non-cancelable inventory purchase commitments	$1,480	$(55)	$(430)	$995
Other TracVision A5 pricing initiative	150	61	(209)	2

Accrued loss on TracVision A5 non-cancelable purchase commitments	$1,630	$6	$(639)	$997

(5)    Property and Equipment

Property and equipment, net, as of December 31, 2004 and 2003 consist of the following:

	December 31,
	2004	2003
Land	$807	$807
Building and improvements	3,576	3,528
Leasehold improvements	1,473	1,375
Machinery and equipment	8,234	7,478
Office and computer equipment	5,073	4,710
Motor vehicles	347	227

	19,510	18,125
Less accumulated depreciation	11,292	9,402

	$8,218	$8,723

Depreciation for the years ended December 31, 2004, 2003 and 2002 amounted to approximately $2.0 million, $1.6 million and $1.5 million, respectively.

KVH INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004, 2003 and 2002

(all tabular amounts in thousands except per share amounts)

(6)	Debt and Line of Credit

On January 11, 1999, KVH entered into a mortgage loan in the amount of $3.0 million. The note term is 10 years, with a principal amortization of 20 years at a fixed rate of interest of 7%. Land, building and improvements with an approximate carrying value of $3.7 million as of December 31, 2004, secure the mortgage loan. The monthly mortgage payment is $23,259, including interest and principal. Due to the difference in the term of the note and amortization of the principal, a balloon payment of approximately $2.0 million is due on February 1, 2009. The mortgage principal paid during the year ended December 31, 2004 totaled approximately $100,000.

The following is a summary of future principal payments under the mortgage and equipment loans:

Years ending December 31,	Principal Payment
2005	$107
2006	115
2007	123
2008	132
2009	2,027

Total outstanding at December 31, 2004	$2,504

Since March 27, 2000, KVH has had a revolving loan agreement with a bank. The agreement originally provided for a $5.0 million asset-based, revolving loan facility. KVH amended and restated the loan agreement on July 17, 2003. The loan agreement currently provides for a maximum available credit of $15.0 million and will expire on July 17, 2006. In the event of a draw down, KVH would pay interest at a rate equal to, at its option, LIBOR plus 2%, or the greater of the Federal Funds Effective Rate plus 0.5% or the bank’s prime interest rate. Fees are paid at an annual rate of 0.25% on up to $10.0 million of the unused portion of the loan facility. The loan facility advances funds using an asset availability formula based upon KVH’s eligible accounts receivable and inventory balances, less a fixed reserve amount. KVH may terminate the loan agreement prior to its full term, provided the bank is given 30 days’ written notice. At December 31, 2004, no borrowings were outstanding under the facility.

KVH INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004, 2003 and 2002

(all tabular amounts in thousands except per share amounts)

(7)    Commitments and Contingencies

KVH has certain operating leases for facilities, automobiles, and various equipment. The following is a summary of future minimum payments under operating leases that have initial or remaining non-cancelable lease terms in excess of one year at December 31, 2004:

Years ending December 31,	Operating Leases
2005	$563
2006	612
2007	565
2008	361
2009	308
Thereafter	527

Total minimum lease payments	$2,936

Total rent expense incurred under facility operating leases for the years ended December 31, 2004, 2003 and 2002 amounted to $336,000, $210,000, and $165,000, respectively.

In the normal course of business, KVH enters into unconditional purchase order obligations with its suppliers for inventory and other operational purchases. Outstanding and unconditional purchase order obligations as of December 31, 2004 approximated $4.2 million.

(8)    Stockholders’ Equity

(a)	Employee Stock Options

KVH currently has a 1996 Incentive and Non-Qualified Stock Option Plan and a 2003 Incentive and Non-Qualified Stock Option Plan (the “Plans”).

KVH has reserved 2,000,967 shares of its common stock for issuance upon exercise of options granted or to be granted under the Plans. These options generally vest in equal annual amounts over four years beginning on the date of the grant. The Plans provide that options be granted at exercise prices not less than market value on the date the option is granted and options are adjusted for such changes as stock splits and stock dividends. No options are exercisable for periods of more than 10 years after date of grant.

All stock option values were derived using the Black-Scholes option-pricing model. The per share weighted-average fair values of stock options granted during 2004, 2003 and 2002 were $8.34, $9.49 and $2.69, respectively. All options were valued as of the date of grant using the following weighted-average assumptions:

	Year Ended December 31,
	2004	2003	2002
Risk-free interest rate	3.2%	2.7%	3.4%
Expected volatility	91.1%	93.9%	45.6%
Expected life (years)	4.31	4.13	3.97

KVH INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004, 2003 and 2002

(all tabular amounts in thousands except per share amounts)

(8)    Stockholders’ Equity—(continued)

The changes in outstanding employee stock options for the three years ended December 31, 2004, 2003 and 2002 are as follows:

	Number of Shares	Weighted- average Exercise Price
Outstanding at December 31, 2001	1,031,258	$4.78
Granted	379,550	6.83
Exercised	(183,054)	3.80
Expired or canceled	(77,475)	5.47

Outstanding at December 31, 2002	1,150,279	$5.56
Granted	314,425	13.97
Exercised	(350,815)	4.83
Expired or canceled	(88,698)	6.82

Outstanding at December 31, 2003	1,025,191	$8.28
Granted	370,875	12.29
Exercised	(125,672)	3.31
Expired or canceled	(50,832)	10.44

Outstanding at December 31, 2004	1,219,562	$9.92

The following table summarizes information about employee stock options at December 31, 2004:

Range of Exercise Prices	Number Outstanding	Average Remaining Life in Years	Outstanding Weighted- Average Exercise Price	Number Exercisable	Exercisable Weighted- Average Exercise Price
$ 3.00 – 4.00	19,551	0.28	$3.56	19,551	$3.56
4.01 – 6.00	118,614	0.96	5.52	100,336	5.46
6.01 – 9.00	561,734	2.55	7.12	265,351	6.99
9.01 – 13.50	251,938	3.55	11.59	45,736	11.24
13.51 – 20.02	267,725	3.93	16.65	59,687	19.03

	1,219,562	2.87	$9.92	490,661	$8.41

As of December 31, 2003 and 2002 the number of options exercisable was 354,686 and 468,229, respectively, and the weighted average exercise price of those options was $8.28 and $4.62, respectively.

(b)	Employee Stock Purchase Plan

The Employee Stock Purchase Plan (the “ESPP”) covers substantially all KVH’s employees in the United States and Denmark. The ESPP allows eligible employees the right to purchase common stock on a semi-annual basis at 85% of the market price. During 2004, 2003 and 2002, 23,645, 18,516, and 29,854 shares, respectively, were issued under this plan. As of December 31, 2004, 62,319 shares were reserved for future issuance under the plan.

KVH INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004, 2003 and 2002

(all tabular amounts in thousands except per share amounts)

(9)    Common Stock Issuance

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

(10)    Income Taxes

Income tax (benefit) expense for the years ended December 31, 2004, 2003 and 2002 attributable to income (loss) from continuing operations is presented below.

	Current	Deferred	Total
Year ended December 31, 2004
Federal	$—	$(676)	$(676)
State	—	(99)	(99)
Foreign	25	4	29

	$25	$(771)	$(746)

Year ended December 31, 2003
Federal	$(280)	$—	$(280)
State	—	—	—
Foreign	—	8	8

	$(280)	$8	$(272)

Year ended December 31, 2002
Federal	65	$—	$65
State	—	—	—
Foreign	—	21	21

	$65	$21	$86

The actual income tax expense (benefit) differs from the “expected” income tax expense (benefit) computed by applying the United States Federal corporate income tax rate of 34% to income (loss) before taxes as follows:

	Year Ended December 31,
	2004	2003	2002
Computed “expected” tax benefit	$(2,344)	$(592)	$(473)
Increase (decrease) in income taxes resulting from:
State income tax expense (benefit)	(66)	23	(20)
Non-deductible expenses	20	18	17
Foreign tax rate and regulation differential	20	(14)	(3)
Adjustments to prior year deferred tax items and carry backs	—	—	17
Release of valuation reserve resulting from tax strategy revaluation	(775)	—	—
Change in tax reserves	—	(65)	—
Net operating loss and tax credits not benefitted	2,399	358	548

Net income tax expense (benefit)	$(746)	$(272)	$86

KVH INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004, 2003 and 2002

(all tabular amounts in thousands except per share amounts)

(10)    Income Taxes—(continued)

The components of results of operations before income taxes, determined by tax jurisdiction, are as follows:

	Year Ended December 31,
	2004	2003	2002
United States	$(6,919)	$(1,805)	$(1,461)
Denmark	26	63	70

Total	$(6,893)	$(1,742)	$(1,391)

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities for the periods presented are as follows:

	December 31,
	2004	2003
Deferred tax assets:
Accounts receivable, due to allowance for doubtful accounts	$451	$47
Inventories	311	155
Operating loss carry forwards	9,901	8,621
Intangibles due to differences in amortization	129	112
Research and alternative minimum tax credit carry forwards	197	235
State tax credit carry forwards	165	69
Accrued loss on TracVision A5 non-cancelable purchase commitments	387	—
Accrued expenses	186	300

Gross deferred tax assets	11,727	9,539

Less valuation allowance	(7,299)	(5,793)

Net deferred tax assets	4,428	3,746
Deferred tax liability:
Property and equipment, due to differences in depreciation	(769)	(857)

Net deferred tax asset	$3,659	$2,889

As of December 31, 2004, KVH had federal net operating loss carry forwards available to offset future taxable income of approximately $25,411,000. KVH also had state net operating loss carry forwards available to offset future state taxable income of approximately $13,133,000. The federal net operating loss carry forwards generated in years 1999 through 2004 expire in years 2019 through 2023, respectively, while the state net operating loss carry forwards will begin to expire in 2005.

As of December 31, 2004, KVH had federal tax credit carry forwards available to reduce future tax expense of approximately $196,000. Research and development tax credit carry forwards in the amount of $185,000 relating to years 1990 through 1997 are due to expire in years ranging from 2005 through 2012. Alternative Minimum Tax credits of $11,000 from 1995 have no expiration date. As of December 31, 2004, KVH also had state tax credit carry forwards available to reduce future state tax expense of approximately $165,000. These state investment tax credit carry forwards relate to years 1998 through 2001 and are due to expire in years ranging from 2005 through 2008.

KVH INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004, 2003 and 2002

(all tabular amounts in thousands except per share amounts)

(10)    Income Taxes—(continued)

The Company’s ability to utilize these net operating loss carryforwards and credits may be limited in the future if the Company experiences an ownership change pursuant to Internal Revenue Code 382. An ownership change occurs when the ownership percentages of 5% or greater stockholders changes by more than 50% over a three-year period.

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

Total valuation allowance increased by a net $1,506,000 from December 31, 2003. Subsequently recognized tax benefits relating to valuation allowances for deferred tax assets, if any, will be allocated as follows: $5,473,000 to continuing operations and $1,826,000 to stockholders’ equity for amounts attributable to the exercise of employee stock options.

KVH’s tax planning strategy provides a basis for the realization of a portion of its total domestic deferred tax assets as of December 31, 2004. The strategy is based upon KVH’s ability to sell its headquarters property located in Middletown, Rhode Island for the expressed purpose of generating taxable income to utilize operating loss carryforwards before they expire. This tax strategy is not an action that KVH ordinarily would take but would take, if necessary, to realize tax benefits prior to expiration. As a result of an independent and certified appraisal of KVH’s land and building located at 50 Enterprise Center, Middletown, RI, KVH recorded the release of an additional $775,000 in deferred tax asset valuation reserves to increase the U.S. net realizable deferred tax assets to $3.45 million. This increase is derived from the estimate that the property sale would generate approximately $8.9 million in net taxable gains, should KVH be required to execute on its strategy to preserve its deferred tax assets. Because the realizable value of KVH’s deferred tax assets is derived from the fair market valuation of KVH’s Middletown property, future tax benefit and expenses would be highly correlated to changes in property values in Rhode Island.

KVH’s policy is that undistributed earnings of KVH’s foreign subsidiaries are indefintely reinvested and, accordingly, no related provision for U.S. federal and state income taxes has been provided. Upon distribution of those earnings in the form of dividends or otherwise, KVH will be subject to both U.S. income taxes (less foreign tax credits) and withholding taxes in the various foreign countries.

(11)    401(k) Profit Sharing Plan

KVH has a 401(k) Profit Sharing Plan (the Plan) for all eligible employees. All employees who have attained age 21 are eligible to participate. Participants may defer a portion of their pre-tax earnings subject to limits determined by the Internal Revenue Service. Participants age 50 or older may be eligible to make additional contributions. KVH currently matches one half of the first 3% contributed by the participants. KVH contributions vest over a four-year period from the date of enrollment in the Plan. Total KVH contributions were approximately $61,000 and $0 for the years ended December 31, 2004 and 2003, respectively.

KVH INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004, 2003 and 2002

(all tabular amounts in thousands except per share amounts)

(12)    Business and Credit Concentrations

Significant portions of KVH’s net sales are as follows:

	Year ended December 31,
	2004	2003	2002
Net sales to foreign customers outside of the U.S. and Canada	19.3%	16.7%	19.0%
Net sales to the United States Army Tank and Automotive Command	2.5%	11.3%	10.7%
Net sales to Camping World, Inc.	10.1%	9.1%	6.4%

(13)    Segment Reporting

Under common operational management, KVH designs, develops, manufactures and markets its navigation, guidance and stabilization and mobile satellite communication sensor products for use in a wide variety of applications. Products are generally sold directly to third-party consumer electronic dealers and retailers, consumer manufacturers, government contractors or directly to U.S. and other foreign government agencies. Primarily, sales originating in North America consist of sales within the United States and Canada and, to a lesser extent, Mexico, Asia/Pacific and some Latin and South American countries. North American sales also include all defense-related product sales throughout the world. Sales originating from KVH’s Denmark office principally consist of sales into Western European countries, including the United Kingdom, France, Italy, and Spain, as well as a growing number of sales into Russia and certain Middle Eastern countries.

KVH INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004, 2003 and 2002

(all tabular amounts in thousands except per share amounts)

(13)    Segment Reporting—(continued)

KVH operates in two geographic segments, exclusively in the satellite communication, navigation and guidance equipment industry, which it considers to be a single business activity. KVH has two primary product categories: mobile satellite communication and navigation, guidance and stabilization. Mobile satellite communication sales and services include automotive, marine and land mobile satellite communication equipment, such as satellite-based telephone, television and broadband Internet connectivity services. Defense sales and services include sales of commercial marine and defense-related navigation, guidance and stabilization equipment based upon digital compass and fiber optic sensor technology, as well as sales of KVH fiber optic gyros for both military and commercial applications. Defense services also include development contract revenue. Sales of KVH’s legacy products are disclosed separately.

	Sales Originating From
Year ended December 31, 2004	North America	Europe	Total
Mobile satellite communication sales to United States and Canada	$39,311	$—	$39,311
Mobile satellite communication sales to Europe	—	6,992	6,992
Mobile satellite sales to other geographic areas	—	1,018	1,018
Defense sales to United States and Canada	9,380	—	9,380
Defense sales to Europe	2,166	—	2,166
Defense sales to other geographic areas	1,421	—	1,421
Legacy product sales to United States and Canada	1,594	—	1,594
Legacy product sales to Europe	—	421	421
Intercompany sales	5,226	79	5,305

Subtotal	59,098	8,510	67,608
Eliminations	(5,226)	(79)	(5,305)

Net sales	$53,872	$8,431	$62,303

Segment net income (loss)	$(6,184)	$37	$(6,147)
Depreciation and amortization	$1,997	$46	$2,043
Total assets	$74,005	$1,909	$75,914

	Sales Originating From
Year ended December 31, 2003	North America	Europe	Total
Mobile satellite communication sales to United States and Canada	$32,753	$—	$32,753
Mobile satellite communication sales to Europe	—	4,587	4,587
Mobile satellite sales to other geographic areas	—	713	713
Defense sales to United States and Canada	12,480	—	12,480
Defense sales to Europe	3,140	—	3,140
Defense sales to other geographic areas	621	—	621
Legacy product sales to United States and Canada	1,988	—	1,988
Legacy product sales to Europe	—	390	390
Intercompany sales	3,899	65	3,964

Subtotal	54,881	5,755	60,636
Eliminations	(3,899)	(65)	(3,964)

Net sales	$50,982	$5,690	$56,672

Segment net income (loss)	$(1,526)	$56	$(1,470)
Depreciation and amortization	$1,695	$28	$1,723
Total assets	$32,093	$1,978	$34,071

KVH INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004, 2003 and 2002

(all tabular amounts in thousands except per share amounts)

(13)    Segment Reporting—(continued)

	Sales Originating From
Year ended December 31, 2002	North America	Europe	Total
Mobile satellite communication sales to United States and Canada	$22,228	$—	$22,228
Mobile satellite communication sales to Europe	—	3,389	3,389
Mobile satellite sales to other geographic areas	—	276	276
Defense sales to United States and Canada	13,984	—	13,984
Defense sales to Europe	4,390	—	4,390
Defense sales to other geographic areas	605	—	605
Legacy product sales to United States and Canada	2,415	—	2,415
Legacy product sales to Europe	—	407	407
Intercompany sales	2,501	—	2,501

Subtotal	46,123	4,072	50,195
Eliminations	(2,501)	—	(2,501)

Net sales	$43,622	$4,072	$47,694

Segment net income (loss)	$(1,526)	$49	$(1,477)
Depreciation and amortization	$1,599	$24	$1,623
Total assets	$31,525	$1,024	$32,549

(14)    Selected Quarterly Financial Results (Unaudited)

Financial information for interim periods was as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share amounts)
2004
Net sales	$17,997	$14,532	$13,763	$16,011
TracVision A5 revaluation charge	—	2,413	—	(55)
Gross profit	6,973	2,172	4,690	6,176
Income tax (expense) benefit	(87)	(51)	64	820
Net (loss) income	$128	$(4,948)	$(1,596)	$269
(Loss) income per share (a):
Basic and diluted	$0.01	$(0.34)	$(0.11)	$0.02

2003
Net sales	$13,119	$14,384	$13,515	$15,654
Gross profit	5,958	6,576	5,803	4,540
Income tax (expense) benefit	(10)	(41)	235	88
Net (loss) income	$183	$438	$(466)	$(1,625)
(Loss) income per share (a):	(10)
Basic and diluted	$0.02	$0.04	$(0.04)	$(0.14)

(a)	Income (loss) per share is computed independently for each of the quarters. Therefore, the income (loss) per share for the four quarters may not equal the annual income (loss) per share data.

KVH INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004, 2003 and 2002

(all tabular amounts in thousands except per share amounts)

(15)    Legal Matters

KVH is a defendant in a putative class action lawsuit in the U.S. District Court for the District of Rhode Island in which KVH and certain of its officers are named as defendants. The suit asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 under that statute, as well as claims under Sections 11, 12(a)(2) and 15 under the Securities Act of 1933, on behalf of purchasers of KVH securities in the period between October 1, 2003 and July 2, 2004. The Teamsters Affiliates Pension Plan has been appointed lead plaintiff. This matter consolidates into one action eight separate complaints filed between July 21, 2004 and September 15, 2004. On January 14, 2005, the defendants filed a motion to dismiss the consolidated complaint for failure to state a claim upon which relief can be granted. The court has not yet acted on the defendants’ motion.

On August 16, 2004, Hamid Mehrvar filed a putative shareholders’ derivative action in the Rhode Island State Superior Court for Newport County against KVH and certain of its officers and directors, which has since been transferred to the Business Calendar of the Superior Court for Providence County. The amended complaint asserts state law claims on KVH’s behalf between October 1, 2003 and the present arising from the allegations set forth in the class action complaints in the U.S. District Court described above. The defendants’ response to the amended complaint is currently due on March 18, 2005.

Additionally, in the ordinary course of business, KVH is a party to inquiries, legal proceedings and claims including, from time to time, disagreements with customers and vendors.

KVH is a registered trademark of KVH Industries, Inc.

KVHIN-10K-04