Form 10-K/A
period 2004-12-31
KVH INDUSTRIES INC \DE\
filed 2005-04-28
CIK 1007587

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1 to

FORM 10-K/A

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

EXPLANATORY NOTE

This Amendment No. 1 to our Annual Report on Form 10-K/A amends our previously filed Annual Report on Form 10-K as filed on March 16, 2005 for the fiscal year ended December 31, 2004. This amendment is being filed to provide our management’s report on internal control over financial reporting and the related attestation report of our independent registered public accounting firm, which we previously omitted in reliance on the exemption provided by SEC Release No. 34-50754, Order under Section 36 of the Securities Exchange Act of 1934 Granting an Exemption from Specified Provisions of Exchange Act Rules 13a-1 and 15d-1 (November 30, 2004).

ITEM 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, which are controls and procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer, or CEO, and chief financial officer, or CFO, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our CEO and CFO, our management has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2004.

Evaluation of Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of our CEO and CFO, our management has evaluated the changes in our internal control over financial reporting that occurred during our last fiscal quarter. Based on that evaluation, our CEO and CFO did not identify any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is the process designed by and under the supervision of our CEO and CFO to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external reporting in accordance with accounting principles generally accepted in the United States of America. Management has evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

Under the supervision and with the participation of our CEO and CFO, our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2004 and concluded that it is effective.

Our independent registered public accounting firm, KPMG LLP, has issued an attestation report regarding the effectiveness of our internal control over financial reporting and management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004, and that report is included below.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

KVH Industries, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that KVH Industries, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). KVH Industries, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of KVH Industries, Inc.’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that KVH Industries, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, KVH Industries, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of KVH Industries, Inc. and subsidiary as of December 31, 2004 and 2003, and the related consolidated statements of operations, changes in stockholders’ equity and accumulated other comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated March 15, 2005, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Providence, Rhode Island

April 27, 2005

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

1.	Financial Statements

The following financial statements were previously filed in our annual report on Form 10-K:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2004 and 2003
Consolidated Statements of Operations for the years ended December 31, 2004, 2003 and 2002
Consolidated Statements of Changes in Stockholders’ Equity and Accumulated Other Comprehensive Income (loss) for the years ended December 31, 2004, 2003 and 2002
Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002
Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

None.

3.	Exhibits

Exhibit No.	Description	Filed with this Form 10-K/A	Incorporated by Reference
			Form	Filing Date	Exhibit No.
3.1	Amended and Restated Certificate of Incorporation		S-1	February 16, 1996	3.3

3.2	Certificate of Amendment of Certificate of Incorporation		S-3	November 26, 2003	4.2

3.3	Amended, Restated and Corrected By-Laws		8-K	January 23, 2004	3.1

4.1	Specimen certificate for the common stock		S-1/A	March 22, 1996	4.1

* 10.1	1986 Executive Incentive Stock Option Plan		S-1	February 9, 1996	10.1

* 10.2	Amended and Restated 1995 Incentive Stock Option Plan		10-K	March 15, 2004	10.2

* 10.3	Amended and Restated 1996 Incentive and Nonqualified Stock Option Plan		10-K	March 15, 2004	10.3

* 10.4	Amended and Restated 1996 Employee Stock Purchase Plan		10-K	March 15, 2004	10.4

* 10.5	2003 Incentive and Nonqualified Stock Option Plan		10-K	March 15, 2004	10.5

10.6	Open End Mortgage and Security Agreement dated January 11, 1999 with IDS Life Insurance Co. for 50 Enterprise Center, Middletown, RI		10-K	March 24, 1999	99.1

10.7	Loan and Security Agreement dated March 27, 2000 with Fleet Capital Corporation		10-K	March 30, 2000	10.38

10.8	First Amendment to Loan and Security Agreement dated March 7, 2003 with Fleet Capital Corporation		8-K/A	November 26, 2003	10.1

10.9	Second Amendment to Loan and Security Agreement dated as of June 25, 2003 with Fleet Capital Corporation		8-K	June 27, 2003	99.1

10.10	Amended and Restated Credit and Security Agreement dated July 17, 2003 with Fleet Capital Corporation		8-K	July 18, 2003	99.1

10.11	Independent Retailer Agreement dated June 21, 2004 with DIRECTV, Inc.		10-Q	August 6, 2004	10.1

10.12	Form of Nonqualified Stock Option agreement granted under the 1996 Incentive and Nonqualified Stock Option Plan		10-K	March 16, 2005	10.12

10.13	Form of Incentive Stock Option agreement granted under the 1996 Incentive and Nonqualified Stock Option Plan		10-K	March 16, 2005	10.13

10.14	Form of Nonqualified Stock Option agreement granted under the 2003 Incentive and Nonqualified Stock Option Plan		10-K	March 16, 2005	10.14

10.15	Form of Incentive Stock Option agreement granted under the 2003 Incentive and Nonqualified Stock Option Plan		10-K	March 16, 2005	10.15

21.1	List of Subsidiaries		S-1	March 28, 1996	21.1

23.1	Consent of Independent Registered Public Accounting Firm	X

31.1	Rule 13a-14(a)/15d-14(a) certification of principal executive officer	X

31.2	Rule 13a-14(a)/15d-14(a) certification of principal financial officer	X

32.1	Rule 1350 certification		10-K	March 16, 2005	10.15

*	Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KVH Industries, Inc.

Date: April 27, 2005	By:	/S/ MARTIN A. KITS VAN HEYNINGEN
Martin A. Kits van Heyningen President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Name	Title	Date
/S/ MARTIN A. KITS VAN HEYNINGEN Martin A. Kits van Heyningen	President, Chief Executive Officer and Director (Principal Executive Officer)	April 27, 2005

/S/ PATRICK J. SPRATT Patrick J. Spratt	Chief Financial Officer (Principal Financial and Accounting Officer)	April 27, 2005

/S/ ARENT H. KITS VAN HEYNINGEN Arent H. Kits van Heyningen	Chairman of the Board	April 27, 2005

/S/ ROBERT W.B. KITS VAN HEYNINGEN Robert W.B. Kits van Heyningen	Director	April 27, 2005

/S/ MARK S. AIN Mark S. Ain	Director	April 27, 2005

/S/ BRUCE J. RYAN Bruce J. Ryan	Director	April 27, 2005

/S/ CHARLES R. TRIMBLE Charles R. Trimble	Director	April 27, 2005

Stanley K. Honey	Director

INDEX TO EXHIBITS

Exhibit Number	Description of Document
23.1	Consent of Independent Registered Public Accounting Firm

31.1	Rule 13a-14 (a) Certification

31.2	Rule 13a-14 (a) Certification