Form 10-Q
period 2005-03-31
KVH INDUSTRIES INC \DE\
filed 2005-05-10
CIK 1007587

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2005

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

Indicate by an (X) whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    YES  ☒    NO  ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Date	Class	Outstanding shares
May 4, 2005	Common Stock, par value $0.01 per share	14,546,071

KVH INDUSTRIES, INC. AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

KVH INDUSTRIES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts, unaudited)

	March 31, 2005	December 31, 2004
Current assets:
Cash and cash equivalents	$9,678	$10,289
Marketable securities	35,541	35,438
Accounts receivable, net of allowance for doubtful accounts of $623 in 2005 and $676 in 2004	11,040	9,577
Costs and estimated earnings in excess of billings on uncompleted contracts	983	747
Inventories	8,297	7,251
Prepaid expenses and other deposits	512	487
Deferred income taxes	489	646

Total current assets	66,540	64,435

Property and equipment, net	8,088	8,218
Intangible assets, less accumulated amortization of $921 in 2005 and $890 in 2004	158	189
Other non-current assets	88	59
Deferred income taxes	3,013	3,013

Total assets	$77,887	$75,914

Current liabilities:
Accounts payable	$3,693	$1,604
Accrued compensation and employee-related expenses	1,956	1,765
Accrued loss on TracVision A5 non-cancelable purchase commitments	482	997
Accrued professional fees and license and settlement costs	302	436
Accrued product warranty costs	402	440
Accrued other	543	435
Current portion of long-term debt	109	107

Total current liabilities	7,487	5,784

Long-term debt excluding current portion	2,369	2,397

Total liabilities	9,856	8,181

Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 1,000,000 shares; none issued.	—	—
Common stock, $.01 par value. Authorized 20,000,000 shares; issued and outstanding 14,536,483 as of March 31, 2005 and 14,487,841 as of December 31, 2004.	145	145
Additional paid-in capital	85,200	85,073
Accumulated deficit	(17,135)	(17,436)
Accumulated other comprehensive loss	(179)	(49)

Total stockholders’ equity	68,031	67,733

Total liabilities and stockholders’ equity	$77,887	$75,914

See accompanying Notes to Condensed Consolidated Financial Statements.

ITEM 1. Financial Statements (continued)

KVH INDUSTRIES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts, unaudited)

	Three months ended March 31,
	2005	2004
Net sales	$17,893	$17,997
Costs of sales	10,782	11,024

Gross profit	7,111	6,973

Operating expenses:
Research and development	1,898	1,809
Sales and marketing	3,623	3,834
General and administrative	1,273	1,114

Income from operations	317	216

Other income (expense):
Interest income, net of interest expense	235	16
Other expense	(94)	(17)

Income before income tax expense	458	215

Income tax expense	157	87

Net income	$301	$128

Per share information:
Net income per share
Basic and diluted	$0.02	$0.01

Number of shares used in per share calculation:
Basic	14,520	13,131

Diluted	14,668	13,488

See accompanying Notes to Condensed Consolidated Financial Statements.

ITEM 1. Financial Statements (continued)

KVH INDUSTRIES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Three months ended March 31,
	2005	2004
Operating activities:
Net income	$301	$128
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	538	489
Deferred income taxes	157	86
Provision for (recovery of) doubtful accounts, net	(22)	85
Loss (gain) on disposal of equipment	(22)	16
Changes in operating assets and liabilities:
Accounts receivable	(1,441)	(3,029)
Costs and estimated earnings in excess of billings on uncompleted contracts	(236)	112
Inventories	(1,046)	(1,959)
Prepaid expenses and other deposits	(25)	557
Accounts payable	2,089	221
Accrued expenses	(388)	(89)

Net cash used in operating activities	(95)	(3,383)

Investing activities:
Purchase of marketable securities	(233)	—
Capital expenditures	(377)	(664)
Proceeds from sale of equipment	22	5
Other long term assets	(29)	—

Net cash used in investing activities	(617)	(659)

Financing activities:
Repayments of long term debt	(26)	(26)
Proceeds from sale of common stock, net	—	48,030
Stock option and stock benefit plan transactions	127	193

Net cash provided by financing activities	101	48,197

Net change in cash and cash equivalents	(611)	44,155

Cash and cash equivalents at beginning of period	10,289	2,849

Cash and cash equivalents at end of period	$9,678	$47,004

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$44	$45

See accompanying Notes to Condensed Consolidated Financial Statements.

ITEM 1. Financial Statements (continued)

KVH INDUSTRIES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Unaudited, all amounts in thousands except per share amounts)

(1)	Basis of Presentation

The accompanying Condensed Consolidated Financial Statements of KVH Industries, Inc., and its wholly owned subsidiary, KVH Europe A/S (collectively, KVH or the Company), have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q and Regulation S-X. All intercompany accounts and transactions have been eliminated in consolidation. The Condensed Consolidated Financial Statements have not been audited by our independent registered public accounting firm, but include all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations, and cash flows for the periods presented. These Condensed Consolidated Financial Statements do not include all disclosures associated with annual financial statements and accordingly should be read in conjunction with the Company’s Consolidated Financial Statements and related notes included in the Company’s Annual Report on Form 10-K filed on March 16, 2005 with the Securities and Exchange Commission. Copies of the Company’s Form 10-K are available upon request. The results for the three months ended March 31, 2005 are not necessarily indicative of operating results for the remainder of the year.

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

	Three months ended March 31,
	2005	2004
Net income as reported	$301	$128
Compensation expense under SFAS 123	(437)	(384)

Pro forma net loss	$(136)	$(256)

Income (loss) per share – basic and diluted
As reported	$0.02	$0.01

Pro forma	$(0.01)	$(0.02)

(3)	Income per Common Share

Basic net income per share is calculated based on the weighted average number of common shares outstanding during the period. Diluted net income per share incorporates the dilutive effect of common stock equivalent options, warrants and other convertible securities, if any, as determined in accordance with the treasury-stock accounting method.

KVH INDUSTRIES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Unaudited, all amounts in thousands except per share amounts)

(3)	Income per Common Share (continued)

A reconciliation of weighted average common shares outstanding to weighted average common shares outstanding assuming dilution is as follows:

	Three months ended March 31,
	2005	2004
Net income	$301	$128

Weighted average common shares outstanding – basic	14,520	13,131
Incremental common shares issuable: stock options	148	357

Weighted average common shares outstanding assuming dilution	14,668	13,488

Income per share – diluted	$0.02	$0.01

For the three months ended March 31, 2005 and 2004, options to purchase 504 and 116 shares, respectively, of KVH common stock were not included in the computation of diluted income per common share because the exercise prices for these options were greater than the average market price of KVH’s common shares for the quarters then ended and, therefore, their inclusion would have been antidilutive.

(4)	Cash, Cash Equivalents and Marketable Securities

In accordance with KVH’s investment policy, cash in excess of short-term operational needs is held in a separate marketable security account and invested in investment-grade corporate and U.S. government debt as well as certain auction rate note obligations and money market accounts. All marketable securities are classified as available-for-sale securities. KVH determines the appropriate classification of marketable securities at each balance sheet date. Available-for-sale marketable securities are carried at their fair value with unrealized gains and losses included in accumulated other comprehensive income (loss) in the accompanying balance sheet. KVH considers all highly liquid investments with an original maturity of ninety days or less, as of the date of purchase, to be cash equivalents. Cash and cash equivalents included in the balance sheet item titled marketable securities as of March 31, 2005 and December 31, 2004 approximated $3.7 million and $2.3 million, respectively.

KVH reviews investments in debt and equity securities for other than temporary impairment whenever the fair value of an investment is less than amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time. KVH has reviewed those securities with unrealized losses as of March 31, 2005 for other-than-temporary impairment, and has concluded that no other-than-temporary impairment existed.

(5)	Inventories

Inventories are stated at the lower of cost or market using the first-in first-out costing method. Inventories as of March 31, 2005 and December 31, 2004 include the costs of material, labor, and factory overhead. Inventories consist of the following:

	March 31, 2005	December 31, 2004
Raw materials	$4,619	$4,070
Work in process	874	778
Finished goods	2,804	2,403

	$8,297	$7,251

KVH INDUSTRIES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Unaudited, all amounts in thousands except per share amounts)

(6)	Inventory Revaluation and other Special Charges

In July 2004, the Company initiated a new pricing initiative for the TracVision A5 mobile satellite antenna. As a result of the associated price reduction, and in accordance with Accounting Research Bulletin 43, KVH recognized $2.6 million in TracVision A5 inventory revaluation and other related pricing initiative losses or costs. Activity within the reserve account accrued loss on TracVision A5 non-cancelable purchase commitments for the three months ended March 31, 2005 is as follows:

Category	Balance as of December 31, 2004	Additions / Adjustment to the Provision	Current Utilization	Balance as of March 31, 2005
Non-cancelable inventory purchase commitments	$995	$—	$(510)	$485
Other TracVision A5 pricing initiative	2	—	(5)	(3)

Accrued loss on TracVision A5 non-cancelable purchase commitments	$997	$—	$(515)	$482

(7)	Comprehensive Income

Comprehensive income includes net income and other comprehensive income (loss). Other comprehensive income includes certain changes in equity that are excluded from net income. Specifically, the effects of unrealized gains or losses on available-for-sale marketable securities are separately included in accumulated other comprehensive income within stockholders’ equity. The Company’s comprehensive income for the periods presented is as follows:

	Three months ended March 31,
	2005	2004
Net income	$301	$128
Unrealized loss on available-for-sale securities	(130)	—

Total comprehensive income	$171	$128

(8)	Segment Reporting

Under common operational management, KVH designs, develops, manufactures and markets its navigation, guidance and stabilization and mobile satellite communication sensor products for use in a wide variety of applications. Products are generally sold directly to third-party consumer electronic dealers and retailers, consumer product manufacturers, government contractors or directly to U.S. and other foreign government agencies. Primarily, sales originating in North America consist of sales within the United States and Canada and, to a lesser extent, Mexico, Asia/Pacific and some Latin and South American countries. North American sales also include all defense-related product sales throughout the world. Sales originating from KVH’s Denmark office principally consist of sales into Western European countries, including the United Kingdom, France, Italy, and Spain, as well as a growing number of sales into Russia and certain Middle Eastern countries.

KVH operates in two geographic segments, exclusively in the satellite communication, navigation and guidance sensor equipment industry, which it considers to be a single business activity. KVH has two primary product categories: (1) mobile satellite communication and (2) navigation, guidance and stabilization. Mobile satellite communication sales and services include marine and land mobile satellite communication equipment, such as satellite-based telephone, television and broadband Internet connectivity services. Defense sales and services include sales of defense-related navigation, guidance and stabilization equipment based upon digital compass and fiber optic sensor technology, as well as sales of KVH fiber optic gyros for both military and commercial applications. Defense services also include development contract revenue. The following table provides, for the periods indicated, sales originating from the following geographic segments:

KVH INDUSTRIES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Unaudited, all amounts in thousands except per share amounts)

(8)	Segment Reporting (continued)

	Sales Originating From
	North America	Europe	Total
Three months ended March 31, 2005
Mobile satellite communication sales to the United States and Canada	$11,127	$—	$11,127
Mobile satellite communication sales to Europe	—	2,765	2,765
Mobile satellite sales to other geographic areas	—	213	213
Defense sales to United States and Canada	3,201	—	3,201
Defense sales to Europe	320	—	320
Defense sales to other geographic areas	267	—	267
Intercompany sales	1,940	—	1,940

Subtotal	16,855	2,978	19,833

Eliminations	(1,940)	—	(1,940)

Net sales	$14,915	$2,978	$17,893

Segment net income (loss)	$(67)	$368	$301
Depreciation and amortization	$527	$12	$539
Total assets	$74,769	$3,118	$77,887

Three months ended March 31, 2004
Mobile satellite communication sales to the United States and Canada	$11,851	$—	$11,851
Mobile satellite communication sales to Europe	—	2,378	2,378
Mobile satellite sales to other geographic areas	—	88	88
Defense sales to United States and Canada	2,747	—	2,747
Defense sales to Europe	556	—	556
Defense sales to other geographic areas	377	—	377
Intercompany sales	1,534	52	1,586

Subtotal	17,065	2,518	19,583

Eliminations	(1,534)	(52)	(1,586)

Net sales	$15,531	$2,466	$17,997

Segment net income (loss)	$(88)	$216	$128
Depreciation and amortization	$479	$10	$489
Total assets	$79,742	$2,786	$82,528

(9)	Business and Credit Concentrations

Significant portions of KVH’s net sales are as follows:

	Three months ended March 31,
	2005	2004
Net sales to foreign customers outside the U.S. and Canada	19.9%	18.9%
Net sales to RiverPark, Inc.	10.1%	7.4%
Net sales to Camping World, Inc	9.1%	18.8%

As of March 31, 2005, a single land mobile satellite communications customer, separate from the customers identified above, represented 14.9% of the total $11.7 million gross accounts receivable balance. KVH believes that the outstanding balance will be fully collectible within terms and does not believe that the balance represents an increase in credit risk.

KVH INDUSTRIES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Unaudited, all amounts in thousands except per share amounts)

(10)	Legal Matters

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

On August 16, 2004, Hamid Mehrvar filed a putative shareholders’ derivative action in the Rhode Island State Superior Court for Newport County against KVH and certain of its officers and directors, which has since been transferred to the Business Calendar of the Superior Court for Providence County. The amended complaint asserts state law claims on KVH’s behalf between October 1, 2003 and the present arising from the allegations set forth in the class action complaints in the U.S. District Court described above. On March 18, 2005 the defendants filed a motion to dismiss the amended complaint for failure to state a claim upon which relief can be granted. The court has not yet acted on the defendant’s motion.

Additionally, in the ordinary course of business, KVH is a party to inquiries, legal proceedings and claims including, from time to time, disagreements with customers and vendors.

(11)	Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”), which supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS 123R requires companies to include compensation expense from stock options granted to employees in the consolidated statements of income.

In March 2005, the SEC issued Staff Accounting Bulletin No. 107, which provides interpretative guidance in applying the provisions of SFAS 123R.

In April 2005, the SEC adopted a rule that amended the compliance date of SFAS 123R whereby KVH will be required to adopt no later than the first quarter of 2006. KVH expects to adopt the new requirements in the first quarter of 2006. KVH has not yet evaluated the impact of adoption of this pronouncement. However, as disclosed in note (2) above, KVH would have recorded approximately $0.4 million of expense if the provisions of SFAS 123R had been applied to the first quarter of 2005. KVH believes the first quarter 2005 pro forma expense provides a reasonable approximation of the stock-based compensation expense that may be recorded in its consolidated statements of operations upon adoption of SFAS 123R.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The statements included in this quarterly report on Form 10-Q, other than statements of historical fact, are forward-looking statements. Examples of forward-looking statements include statements regarding our future financial results, operating results, business strategies, projected costs, products, competitive positions and plans, customer preferences, consumer trends, anticipated product development, and objectives of management for future operations. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” or the negative of these terms or other comparable terminology. Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed in the section entitled “Forward Looking Statements – Trends, Risks and Uncertainties.” These and many other factors could affect our future financial and operating results, and could cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by us or on our behalf. The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this report.

Overview

We develop, manufacture and market mobile satellite communications products for the land and marine markets, and navigation, guidance and stabilization products for defense and commercial markets. Our mobile satellite communications products enable customers to receive live digital television, telephone and Internet services in their automobiles, recreational vehicles and marine vessels while in motion. We sell our mobile satellite communications products through an extensive international network of independent retailers, chain stores and distributors, as well as to manufacturers of marine vessels and recreational vehicles. Our defense products include tactical navigation systems that provide uninterrupted navigation and pointing information in a broad range of military vehicles, including tactical trucks (HMMWVs) and combat vehicles. Our defense products also include precision fiber optic gyro-based systems that help stabilize platforms such as gun turrets and radar units, provide guidance for munitions and support a range of commercial and industrial applications. We sell our defense products directly to U.S. and allied governments and government contractors, as well as through an international network of authorized independent sales representatives.

We generate revenue primarily from the sale of our mobile satellite communications and defense products. The following table provides, for the periods indicated, our net sales by product line category. Amounts for 2004 have been adjusted to include amounts previously reported separately as legacy product revenue.

	Three months ended March 31,
	2005	2004
	(in thousands)
Mobile satellite communications	$14,105	$14,317
Defense	3,788	3,680

Net sales	$17,893	$17,997

In addition to revenue from product sales, our mobile satellite communications revenue includes fees earned from product repairs, fees from satellite phone and Internet usage services, and certain DIRECTV account referral fees earned in conjunction with the sale of our products. We provide, for a fee, third-party satellite phone and Internet airtime to our Tracphone and Internet customers who choose to activate their subscriptions with us. Under current DIRECTV programs, we are eligible to receive a one-time, new mobile account activation fee from DIRECTV for each customer who activates their DIRECTV service directly through us. Our defense revenue primarily includes product sales to both military and commercial markets and, to a lesser extent, engineering services provided under development contracts. To date, revenues earned from product repairs, satellite phone and Internet usage services, DIRECTV activations and earnings under development contracts have not been a material portion of our revenue either individually and in aggregate.

Our defense business is characterized by a small number of customers who place a small number of relatively large dollar value orders. Orders for our defense products typically range in size from several hundred thousand dollars to over one million dollars. Accordingly, our quarterly net sales of defense products usually consist of a relatively small number of orders. Each order can have a significant impact on our net sales, and because our defense products generally have higher direct margins than our mobile satellite communications products, each order can have an impact on our net income that is disproportionately large relative to the revenue generated by the order.

We have historically derived a substantial portion of our revenue from sales to customers located outside the United States and Canada. Note 8 of the Notes to the Condensed Consolidated Financial Statements provides information regarding our sales to specific geographic regions.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosure at the date of our financial statements. Our significant accounting policies are summarized in Note 1 of the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2004. The significant accounting policies that we believe are the most critical in understanding and evaluating our reported financial results include the following:

Revenue Recognition

Revenue from Product Sales. Revenue from product sales is recognized when persuasive evidence of an arrangement exists, goods are shipped, title has passed and collectibility is reasonably assured. We establish reserves for potential sales returns and allowances, and evaluate, on a monthly basis, the adequacy of those reserves based upon historical experience and our expectations for future returns. Our standard sales terms require that:

•	All sales are final;

•	Terms are either Net 30 or Net 45;

•	Shipments are tendered and shipped FOB (or as may be applicable, FCA, or EXW) KVH’s plant or warehouse; and

•	Title and risk of loss or damage passes to the dealer or distributor at the point of shipment when delivery is made to the possession of the carrier.

Under certain limited conditions, KVH, at its sole discretion, provides for the return of goods. No product is accepted for return and no credit is allowed on any returned product unless KVH has granted and confirmed prior written permission by means of appropriate authorization, and all products are returned in a pristine and re-sellable condition.

Accounts Receivable

Our estimate for allowance for doubtful accounts related to trade receivables is primarily based on specific, historical criteria. We evaluate specific accounts where we have information that the customer may have an inability to meet its financial obligations. We make judgments, based on facts and circumstances, regarding the need to record a specific reserve for that customer against amounts owed to reduce the receivable to the amount that we expect to collect. We also provide for a general reserve based on an aging analysis of our accounts receivable. We evaluate these reserves on a monthly basis and adjust them as we receive additional information that impacts the amount reserved. If circumstances change, we could change our estimates of the recoverability of amounts owed to us by a material amount. For example, as of March 31, 2005, included in our allowance for doubtful accounts is a specific reserve in the amount of approximately $528,000 to reserve for all outstanding balances of a European distributor that entered into a voluntary liquidation proceeding under local law during 2004. At the time this reserve was established, our allowance for doubtful accounts substantially increased and our accounts receivable were reduced accordingly.

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

Income Taxes and Deferred Income Tax Assets and Liabilities

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss carry forwards. On a quarterly basis, we assess the recoverability of our deferred tax assets by considering whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based on the history of operating losses in our ongoing business, we determined that it was more likely than not that portions of the deferred tax assets are not recoverable and therefore a valuation allowance has been established and maintained. We determined that the remaining deferred tax assets are recoverable based on a tax planning strategy derived from our ability to sell our headquarters property located in Middletown, Rhode Island for the express purpose of generating taxable income to utilize operating loss carryforwards before they expire. This tax strategy is not an action that we ordinarily would take but would take, if necessary, to realize tax benefits prior to expiration. The amount of the deferred tax assets considered realizable could change in the future if there are changes in the feasibility of our tax planning strategy or a movement in the estimated unrealized gains associated with our Middletown property. In addition to our tax planning strategy, some portion or all of the previously reserved deferred tax assets could be realized in the future if we generate future earnings during the periods in which those temporary differences become deductible.

Results of Operations

The following table provides, for the periods indicated, certain financial data expressed as a percentage of net sales:

	Three months ended March 31,
	2005	2004
Net sales	100.0%	100.0%
Costs of sales	60.3	61.3

Gross profit	39.7	38.7

Operating expenses:
Research and development	10.6	10.0
Sales and marketing	20.2	21.3
General and administrative	7.1	6.2

Total operating expense	37.9	37.5

Income from operations	1.8	1.2
Other income, net	0.8	—

Income before income tax expense	2.6	1.2
Income tax expense	(0.9)	(0.5)

Net income	1.7%	0.7%

Three Months Ended March 31, 2005 and 2004

Operating Summary

Net income for the three months ended March 31, 2005 was $0.3 million, or $0.02 per basic and diluted common share, representing an improvement from the net income of $0.1 million, or $0.01 per basic and diluted common share, in the three months ended March 31, 2004. The 2005 results primarily reflected a 1.0 percentage point of revenue improvement in gross profit and a 0.8 percentage point of revenue improvement in interest and other income. Offsetting the improvements was a 0.4 percentage point of revenue increase in income tax expense.

The improvement in gross profit from 38.7% in the first quarter of 2004 to 39.7% in the first quarter of 2005 was primarily due to slightly higher margin realization from increased marine sales, particularly in Europe, along with the impact of cost containment initiatives within our manufacturing overhead functions.

Operating expenses as a percentage of revenue were relatively unchanged as decreases in sales and marketing expenditures were mostly offset by increases in both research and development and general and administrative expenses.

Net Sales

Net sales decreased by $0.1 million, or 0.6%, to $17.9 million in the first quarter of 2005 from $18.0 million in the first quarter of 2004. Sales of our mobile satellite communications products, which include our TracVision family of satellite antenna systems, decreased 1.5% to $14.1 million in the 2005 period from $14.3 million in the 2004 period. This decrease was primarily attributable to unit volume decreases in our U.S. land mobile satellite communications products. Partially offsetting the overall land mobile satellite communication products decrease was continued year-over-year sales growth in our U.S. and European marine products. Total satellite communication sales results reflect increased market penetration of our newer products, including the TracVision A5, our general expansion within the marine satellite communication markets, and increased sales to large account retailers and marine manufacturers. Decreased sales within the land mobile market was primarily attributable to one of our largest recreational vehicle customers purchasing a significantly higher volume of products in the first quarter of 2004. Please refer to Note 9 of the Notes to the Condensed Consolidated Financial Statements for more information regarding our sales to significant customers.

Sales of our defense products increased by $0.1 million, or 3.0%, to $3.8 million in the first quarter of 2005 from $3.7 million in the first quarter of 2004. The continued improvement in our sales of fiber optic gyro products, or FOGs, represented the majority of the increase in defense sales, and primarily resulted from our newer product offerings, including the DSP-4000 and the DSP-3000 fiber optic gyros and the TG-6000, our fiber optic gyro-based inertial measurement unit. Also affecting our defense sales was an increase in compass and sensor sales for OEM applications. Partially offsetting the increase in FOG and sensor product sales was a $0.6 million decrease in sales of our TACNAV military navigation products and a modest decrease in contract engineering and product modification services. The decrease in sales of our TACNAV products primarily reflects the inherently uneven ordering patterns of our defense customers.

Cost of Goods Sold

Cost of goods sold consists of direct labor, materials, manufacturing overhead expenses and engineering costs related to customer-funded research and development efforts. Cost of goods sold decreased by $0.2 million, or 2.2%, to $10.8 million in the three months ended March 31, 2005 from $11.0 million in the same period in 2004. The decrease was primarily the result of the following:

•	lower manufacturing costs, primarily resulting from manufacturing efficiencies, reduced headcount and improved cost reduction initiatives;

•	lower TracVision A5 and other new product warranty costs;

•	continued purchase price reductions for product components; and

•	slightly lower sales volume.

Customer-funded research and development costs included in cost of goods sold were approximately $0.3 million and $0.2 million, respectively, in the three months ended March 31, 2005 and 2004.

Operating Expenses

Research and development expense consists of direct labor, materials, associated overhead expenses, and other direct costs in support of our internally funded product development activities. All internal research and development costs are expensed in the period they are incurred. Total research and development expense increased modestly by $0.1 million, or 4.9%, to $1.9 million in the first quarter of 2005 from $1.8 million in the same period in 2004. As a percentage of net sales, research and development expense increased to 10.6% in the first quarter of 2005 from 10.0% in the same period in 2004. This change reflects an increase in engineering staff primarily added to support the development of new products in both our satellite communications and defense product line families.

Sales and marketing expense consists primarily of salaries and related expenses for sales and marketing personnel, sales commissions for in-house and third party sales representatives, sales related travel, literature, advertising trade shows and provisions for doubtful accounts. Sales and marketing expense decreased by $0.2 million, or 5.5%, to $3.6 million in the first quarter of 2005 from $3.8 million in the same period in 2004. As a percentage of net sales, sales and marketing expense decreased to 20.2% in the first quarter of 2005 from 21.3% in the same period in 2004. The dollar decrease was primarily a result of reduced national and direct marketing sales promotions associated with our land mobile satellite communications products. Streamlined large account and trade show promotions within the marine and land-mobile markets also contributed to improvement in sales and marketing expenditures.

General and administrative expense consists of costs attributable to our general management, finance, accounting, legal, information systems, human resources, and outside professional services. General and administrative expense increased by almost $0.2 million, or 14.3%, to $1.3 million in the first quarter of 2005 from $1.1 million in the same period in 2004 primarily as a result of increased accounting compliance costs associated with the Sarbanes-Oxley Act of 2002. As a percentage of net sales, general and administrative expense increased modestly from 6.2% in the three-month period in 2004 to 7.1% in the same period in 2005.

Interest and Other Income

Interest and other income increased to $0.2 million in the first quarter of 2005. Included in the net increase was a $0.3 million increase in interest income resulting from improved investment yields stemming from rising interest rates added to a longer investment period in the first quarter of 2005, as compared with the same period in 2004. The shorter investment period in 2004 was the result of our February 2004 common stock public offering in which we raised approximately $48.0 million. Offsetting the total increase in interest income was an increase of approximately $0.1 million in foreign currency exchange rate losses associated with a strengthening of the U.S. Dollar relative to the Euro for the periods presented.

Income Taxes

In the first quarters of 2005 and 2004, we recorded income tax expense of approximately $0.2 million and $0.1 million, respectively. Income tax expense recorded during both periods was entirely attributable to profitable statutory results in our Denmark operations. We recognized no U.S. net income tax expense or benefit because the deferred tax benefit resulting from our U.S. net loss was entirely offset by deferred tax valuation allowance.

Liquidity and Capital Resources

We have historically funded our operations from product sales, net proceeds from public and private equity offerings, bank financings, proceeds received from exercises of warrants and stock options, and to a lesser extent, equipment leasing and financing arrangements. On February 13, 2004, we completed an underwritten public offering of 2.75 million shares of our common stock at $18.75 per share. We received net proceeds of approximately $48.0 million after deducting all associated offering expenses incurred. As of March 31, 2005, we had $45.2 million in cash, cash equivalents and marketable securities, and $59.1 million in working capital.

For the three months ended March 31, 2005, we used $0.1 million in cash to fund our operations. Cash flow used in operations, as reconciled from our net income of $0.3 million for the three months ended March 31, 2005 included non-cash positive adjustments of $0.5 million for depreciation and amortization and $0.2 million for income taxes. Net cash used in operating activities during the first three months of 2005 also included the following:

•	a $2.1 million addition to cash resulting from the increase in accounts payable balances primarily due to the timing of payments;

•	a $1.7 million decrease in cash resulting from increases in accounts receivables and costs in excess of billings on uncompleted contracts receivables, primarily due to increased sales in the first quarter of 2005 as compared with the fourth quarter of 2004;

•	a $1.0 million decrease in cash resulting from increases in inventory due to the continued expansion of our product offerings as well as additions to stocking levels in anticipation of future sales growth; and

•	a $0.4 million decrease in cash resulting from reductions of various accrued expenses including the application of realized purchase price variances against the accrued loss on TracVision A5 non-cancelable purchase commitments.

Net cash used in investing activities was $0.6 million for the three months ended March 31, 2005, and primarily represents the purchase of manufacturing and other capital equipment, primarily to replace obsolete equipment and support our sales growth and development activities. We also reinvested $0.2 million of interest income in marketable securities.

Net cash provided by financing activities was $0.1 million for the three months ended March 31, 2005 and primarily resulted from cash received upon the purchase of our common stock through our employee stock option program. The stock option proceeds were partially offset by principal payments on outstanding long-term debt obligations.

Currently, we have a revolving loan agreement with a bank that provides for a maximum available credit of $15.0 million and expires on July 17, 2006. We pay interest on any outstanding amounts at a rate equal to, at our option,

LIBOR plus 2.0%, or the greater of either the Federal Funds Effective Rate plus 0.5% or the bank’s prime interest rate. We pay monthly fees at an annual rate of 0.25% on the first $10.0 million of the unused portion of the loan facility. The loan facility advances funds using an asset availability formula based upon our eligible accounts receivable and inventory balances, less a fixed reserve amount. We may terminate the loan agreement prior to its full term without penalty, provided we give 30 days advance written notice to the bank. As of March 31, 2005, no borrowings were outstanding under the facility.

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

We believe that the $45.2 million we hold in cash, cash equivalents and marketable securities, together with our other existing working capital, will be adequate to meet planned operating and capital requirements through the foreseeable future. However, as the need or opportunity arises, we may seek to raise additional capital through public or private sales of securities or through additional debt financing. There are no assurances that we will be able to obtain any additional funding or that such funding will be available on terms acceptable to us.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”), which supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS 123R requires companies to include compensation expense from stock options granted to employees in the consolidated statements of income.

In March 2005, the SEC issued Staff Accounting Bulletin No. 107, which provides interpretative guidance in applying the provisions of SFAS 123R.

In April 2005, the SEC amended the compliance date for SFAS 123R which we are required to adopt no later than the first quarter of 2006. We expect to adopt the new requirements in the first quarter of 2006. We have not yet evaluated the impact of adoption of this pronouncement. However, as disclosed in note 2 in the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, we would have recorded approximately $0.4 million of after-tax expense if the provisions of SFAS 123R were applied to the first quarter of 2005. We believe the first quarter 2005 pro forma expense provides a reasonable approximation of the stock-based compensation expense that may be recorded in our consolidated statements of income upon adoption of SFAS 123R.

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

We may not be profitable in the future.

We have a history of unprofitable operations. Although we generated net income during five of the last nine fiscal quarters, we incurred net losses of $6.1 million in 2004 and $1.5 million in both of 2003 and 2002. As of March 31, 2005, we had an accumulated deficit of $17.1 million.

The market for our mobile satellite TV products for minivans, SUVs and other passenger vehicles is new and emerging, and our business may not grow as we expect.

Our TracVision A5 is the first commercially available, low-profile mobile satellite TV antenna practical for use on minivans, SUVs and other passenger vehicles, and we began shipping the TracVision A5 in September 2003. Accordingly, the market for this product remains new and emerging. Consumers may not respond favorably to live satellite TV in passenger vehicles, and the market may not accept the TracVision A5. The early stage of development of this market makes it difficult for us to predict customer demand accurately. For example, although sales of the TracVision A5 grew quarter-to-quarter throughout 2004, sales were still below our original expectations for the year. We have, at times, experienced temporary issues related to our production process and availability of adequate component supply. Although we believe we have successfully addressed the issues that have arisen, similar issues or other latent defects in the TracVision A5 could adversely affect sales.

We believe the success of the TracVision A5 will depend upon consumers’ assessment of whether or not it meets their expectations for performance, quality, price and design. For example, the TracVision A5 is designed only for use on open roads in the continental United States where there is a clear view of the transmitting satellite in the southern sky. Among the factors that could affect the success of the TracVision A5 are:

•	the extent to which increasing fuel prices may negatively affect consumer demand for SUVs;

•	the extent to which customers perceive mobile satellite TV services as a luxury or a necessary convenience;

•	the performance, price and availability of competing or alternative products relative to the TracVision A5;

•	the extent to which TracVision A5 gains the acceptance of the automotive OEMs;

•	the extent to which customers prefer live TV over recorded media;

•	customers’ willingness to pay monthly fees for satellite television service;

•	difficulties or inconveniences associated with scheduling installation at the point of sale;

•	poor performance arising from improper installation or installation of damaged equipment;

•	our limited experience with marketing a product to the automotive market, which is substantially larger and more fragmented than our other markets; and

•	the adoption of laws or regulations that restrict or ban live television or other video technology in vehicles.

We expect that others will introduce competing mobile satellite TV antennas for automobiles.

Our TracVision A5 is the first commercially available, low-profile mobile satellite TV antenna for use on minivans, SUVs and other passenger vehicles. Any advantage we may have may erode as others enter this market. RaySat has previously announced its intention to offer a phased-array satellite antenna for automobiles during the first half of 2005. Audiovox has indicated that it also expects to offer the RaySat antenna as an Audiovox-branded product. Winegard has also announced its intention to offer an in-motion automotive satellite TV antenna. In addition, SIRIUS Satellite Radio announced in January 2005 that it intends to introduce in 2006 a service offering several streaming video channels through SIRIUS’ existing satellite radio system. In January 2005, Delphi Corp., a prominent supplier of automotive parts, announced a new agreement with Comcast Corporation to work together to develop ways to allow users to select video content and transfer it to an in-vehicle entertainment system. No details were provided as to the time frame for a possible product. These satellite antenna products may have a slightly lower profile and customers may delay purchasing the TracVision A5 in anticipation of the release of any of these products. Competition from any of these products could impair our ability to sell the TracVision A5 and may force us to reduce the price of the TracVision A5. Moreover, Delphi’s long-term relationships with automobile manufacturers may give it a significant advantage in selling mobile satellite TV antennas to those manufacturers.

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

We sell TACNAV and our other defense products to the U.S. military and foreign military and government customers. These customers have unusual purchasing requirements, which can make sales to those customers unpredictable. Factors that affect their purchasing decisions include:

•	priorities for current battlefield operations;

•	new military and operational doctrines that affect military equipment needs;

•	changes in tactical navigation requirements;

•	changes in modernization plans for military equipment;

•	allocation of funding for military programs;

•	sales cycles that are long and difficult to predict;

•	shifting response time and / or delays in the approval process associated with the export licenses we must obtain prior to the international shipment of certain of our military products;

•	delays in military procurement schedules; and

•	delays in the testing and acceptance of our products.

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

We derive a significant portion of our revenues from a small number of customers, including the U.S. Government. The loss of business from any of these customers could substantially reduce our net sales and results of operations and could seriously harm our business.

Sales of TACNAV and our other defense products generally consist of a few large orders, and the delay or cancellation of a single order would substantially reduce our net sales.

Unlike our mobile satellite communications products, TACNAV and our other defense products are purchased through orders that can generally range in size from several hundred thousand dollars to more than one million dollars. As a result, the delay or cancellation of a single order could materially reduce our net sales and results of operations. Because our defense products typically have higher direct margins than our mobile satellite communications products, the loss of an order for defense products could have a disproportionately adverse effect on our results of operations.

We may fail to continue to increase the sale of our fiber optic products for commercial uses.

Our fiber optic products have numerous commercial applications where mobile communication, navigation, stabilization and precision pointing are required. For example, our fiber optic gyros have been used in commercial applications such as train location control and track geometry measurement systems, industrial robotics, and stabilization of TV cameras. We may not be successful, in further developing and marketing our fiber optic products for commercial uses, which might limit the overall net sales of these products and limit our profitability accordingly.

Shifts in our product mix toward our mobile satellite communications products may reduce our overall gross margins.

Our mobile satellite communications products have historically had lower product margins than our defense products. During 2004, sales of our mobile satellite communications products grew while sales of defense products declined compared to 2003. If this change in the profile of satellite communications and defense products continues, it could result in lower gross margins in the future.

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

High fuel prices may adversely affect sales of our mobile satellite communications products.

Fuel prices have been high and may remain high or increase in the foreseeable future. High fuel prices tend to have a disproportionate impact on the larger vehicles for which our mobile satellite communications products are designed, such as recreational vehicles and SUVs, because they consume relatively large quantities of fuel. The increased cost of operating these vehicles may adversely affect demand for our mobile satellite communications products if consumers reduce purchases of these vehicles or if they spend discretionary funds on operating costs rather than our products.

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

We currently manufacture all of our products in the U.S. However, in order for us to improve our margin performance and overall profitability, we may find it necessary to evaluate the need to further increase the international scope of our operations. This could include offshore manufacturing and/or the increased sourcing of raw materials from foreign countries. We have only limited experience in foreign manufacturing and we might not be successful in implementing or integrating an expanded program. In addition, an increased reliance on foreign manufacturing and/or raw material supply would lengthen our supply chain and increase the risk that a disruption in that supply chain would have a material adverse affect on our operations and financial performance.

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

Our TracVision products include only the equipment necessary to receive satellite television services; we do not broadcast satellite television programming. Instead, customers must obtain programming from another source. We currently offer marine and land mobile TracVision products compatible with the DIRECTV and DISH Network services in the continental United States, the ExpressVu service in Canada and various other regional services in other parts of the world. Our TracVision A5 is compatible only with the DIRECTV service in the continental United States. Although DIRECTV is offerings its TOTAL CHOICE Mobile programming package at a price that we think should be attractive to consumers, DIRECTV has no obligation to continue to offer that package at the current price or at all. If customers become dissatisfied with the programming, pricing, service, availability or other aspects of these satellite television services product or if any one or more of these services becomes unavailable for any reason, we could suffer a substantial decline in sales of our TracVision products. The companies that operate these services have no obligation to inform us of technological or other changes, including discontinuation of the service, which could impair the performance of our TracVision products.

Our Tracphone and TracNet products currently depend on satellite services provided by third parties. We rely on Inmarsat for satellite communications services for our Tracphone products. We rely on Telemar for TracNet service in Europe. We currently rely on Bell ExpressVu for TracNet service in North America. We have been informed, however that ExpressVu has elected to discontinue its broadband service in mid-2005. We have therefore decided to withdraw the TracNet product from the U.S. market and provide a terrestrial-based alternative service for TracNet systems already in use.

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

Our mobile satellite communications products depend on the availability of programming and services broadcast through satellites owned by third parties. The unexpected failure of a satellite could disrupt the availability of programming and services, which could reduce the demand for, or customer satisfaction with, our products. These satellites face significant operational risks while in orbit. These risks include malfunctions that can occur as a result of satellite manufacturing errors, problems with power or control systems and general failures resulting from the harsh space environment. Moreover, each satellite has a limited useful life, and the satellite providers make no guarantees that the planned backup systems and capacity will be sufficient to support these satellite services in the event of a loss or reduction of service. We cannot assure that satellite services compatible with our products will continue to be available or that such services will continue to be offered at reasonable rates. The accuracy or availability of satellite signals may also be limited by ionospheric or other atmospheric conditions, intentional or inadvertent signal interference, or intentional limitations on signal availability imposed by the satellite provider. A reduction in the number of operating satellites on any system, the inoperability of any key satellite or the failure of any key satellite or satellites to provide an accurate or available signal could impair the utility of our products or the growth of current and additional market opportunities.

Our net sales and operating results could decline due to general economic trends or declines in consumer spending.

Our operating performance depends significantly on general economic conditions. Net sales of our satellite communications products are largely generated by discretionary consumer spending, and demand for these products could demonstrate slower growth than we anticipate as a result of regional and global economic conditions. Consumer spending tends to decline during recessionary periods and may decline at other times. Consumers may choose not to purchase our mobile satellite communications products due to a perception that they are luxury items. As global and regional economic conditions change, including in the general level of interest rates, rising oil prices and end demand for durable consumer products, demand for our products could be adversely affected.

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

•	many of our primary competitors are well-established companies that could have substantially greater financial, managerial, technical, marketing, personnel and other resources than we do;

•	product improvements or price reductions by competitors may weaken customer acceptance of our products; and

•	our competitors may have lower production costs than we do, which may enable them to compete more aggressively in offering discounts and other promotions.

Our international business operations expose us to a number of difficulties in coordinating our activities abroad and in dealing with multiple regulatory environments.

Historically, sales to customers outside the United States and Canada have accounted for a significant portion of our net sales. We have only one foreign sales office, which is located in Denmark, and we otherwise support our international sales from our operations in the United States. Our limited operations in foreign countries may impair our ability to compete successfully in international markets and to meet the service and support needs of our customers in countries where we have no infrastructure. We are subject to a number of risks associated with our international business activities, which may increase our costs and require significant management attention. These risks include:

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

Our tax planning strategy involves assumptions that may cause our annual provision for tax expense or benefit to fluctuate materially. Moreover, our tax planning strategy is based upon our ability to sell our manufacturing and corporate headquarters facility located in Middletown, Rhode Island, as may be necessary.

We utilize a tax planning strategy as provided for under accounting principles generally accepted in the United States as a means of supporting the realizable nature of our deferred tax assets. The strategy involves our ability to sell our Middletown, Rhode Island headquarters facility in order to generate taxable income for the sole purpose of utilizing our capitalized tax loss carryforwards before they expire. The determination of taxable income, and therefore supportable deferred tax asset value, is based upon the difference between the property’s estimated fair market value and our tax basis, less an adjustment for strategy implementation costs. Accordingly, the estimated net realizable value of our deferred tax asset is highly correlated to property values in and around the Middletown, Rhode Island area and therefore subject to changes in property value. This fair market value subjectivity may cause us to record significant increases or decreases to our deferred tax assets during the fourth quarter of each year, since we have historically evaluated our deferred tax asset during that period.

The strategy represents an action that we ordinarily would not take, but could take, if necessary, to realize an estimated $3.4 million in U.S. deferred tax assets or the equivalent of approximately $8.9 million in estimated net taxable income as of March 31, 2005.

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

Our stock price has been volatile. From January 1, 2004 to March 31, 2005, the trading price of our common stock ranged from $6.61 to $27.75. Many factors may cause the market price of our common stock to fluctuate, including:

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk exposure is in the area of foreign currency exchange risk. We are exposed to currency exchange rate fluctuations related to our subsidiary operations in Denmark. Certain functions in Denmark are transacted in the Danish Krone or Euro, yet reported in the U.S. dollar, the functional currency. For foreign currency exposures existing at March 31, 2005, a 10% unfavorable movement in the foreign exchange rates for our subsidiary location would not expose us to material losses in earnings or cash flows.

From time to time, we purchase foreign currency forward exchange contracts generally having durations of no more than 4 months. These forward exchange contracts are intended to offset the impact of exchange rate fluctuations on intercompany payments due from our foreign subsidiary. Forward exchange contracts are accounted for as cash flow hedges and are recorded on the balance sheet at fair value until executed. Changes in the fair value are recognized in earnings. As of March 31, 2005, there were no outstanding forward contracts.

The primary objective of our investment activities is to preserve principal and maintain liquidity, while at the same time maximize income. We have not entered into any instruments for trading purposes. Some of the securities that we invest in may have market risk. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, investment grade asset-backed corporate securities, money market funds and government, government agency and non-government debt securities. A hypothetical 100 basis-point increase in interest rates would result in an approximate $75,000 decrease in the fair value of our investments as of March 31, 2005. However, due to the conservative nature of our investments, the relatively short duration of their maturities, our ability to either convert some or all of our long-term investments to less interest rate-sensitive holdings or hold most securities until maturity, we believe interest rate risk is mitigated. As of March 31, 2005, approximately 65% of the $35.5 million classified as available-for-sale marketable securities will mature or reset within one year. We do not invest in any financial instruments denominated in foreign currencies. Accordingly, interest rate risk is not considered material.

To the extent that we borrow against our variable-rate credit facility, we will be subject to interest rate risk. There were no borrowings outstanding at March 31, 2005.

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

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2005, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are a defendant in a putative class action lawsuit in the U.S. District Court for the District of Rhode Island in which we and certain of our officers are named as defendants. The suit asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 under that statute, as well as claims under Sections 11, 12(a)(2) and 15 under the Securities Act of 1933, on behalf of purchasers of our securities in the period October 1, 2003 and July 2, 2004. The Teamsters Affiliates Pension Plan has been appointed lead plaintiff. This matter consolidates into one action eight separate complaints filed between July 24, 2004 and September 15, 2004. On January 14, 2005 the defendants filed a motion to dismiss the consolidated complaint for failure to state a claim upon which relief can be granted. The court has not yet acted on the defendant’s motion.

On August 16, 2004, Hamid Mehrvar filed a putative shareholder’s derivative action in the Rhode Island State Superior Court for Newport County against us and certain of our officers and directors, which has since been transferred to the Business Calendar of the Superior Court of Providence County. The amended complaint asserts state law claims on our behalf between October 1, 2003 and the present arising from the allegations set forth in the class action complaints in the U.S. District Court described above. On March 18, 2005 the defendants filed a motion to dismiss the amended complaint for failure to state a claim upon which relief can be granted. The court has not yet acted on the defendants’ motion.

Additionally, in the ordinary course of business, we are party to inquiries, legal proceedings and claims including, from time to time, disagreements with customers and vendors.

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

Date: May 9, 2005

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