Form 10-Q
period 2005-06-30
KVH INDUSTRIES INC \DE\
filed 2005-08-09
CIK 1007587

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2005

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

Indicate by an (X) whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    YES  ☒    NO  ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Date	Class	Outstanding shares
August 2, 2005	Common Stock, par value $0.01 per share	14,585,453

KVH INDUSTRIES, INC. AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

KVH INDUSTRIES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts, unaudited)

	June 30, 2005	December 31, 2004
Current assets:
Cash and cash equivalents	$13,181	$10,289
Marketable securities	33,886	35,438
Accounts receivable, net of allowance for doubtful accounts of $584 in 2005 and $677 in 2004	10,358	9,577
Costs and estimated earnings in excess of billings on uncompleted contracts	1,012	747
Inventories	8,021	7,251
Prepaid expenses and other deposits	813	487
Deferred income taxes	440	646

Total current assets	67,711	64,435

Property and equipment, net	8,114	8,218
Intangible assets, less accumulated amortization of $953 in 2005 and $890 in 2004	126	189
Other non-current assets	107	59
Deferred income taxes	3,013	3,013

Total assets	$79,071	$75,914

Current liabilities:
Accounts payable	$2,886	$1,604
Accrued compensation and employee-related expenses	2,375	1,765
Accrued loss on TracVision A5 non-cancelable purchase commitments	328	997
Accrued professional fees and license and settlement costs	366	436
Accrued product warranty costs	474	440
Accrued other	963	435
Current portion of long-term debt	111	107

Total current liabilities	7,503	5,784

Long-term debt excluding current portion	2,340	2,397

Total liabilities	9,843	8,181

Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 1,000,000 shares; none issued.	—	—
Common stock, $.01 par value. Authorized 20,000,000 shares; issued and outstanding 14,565,560 as of June 30, 2005 and 14,487,841 as of December 31, 2004.	146	145
Additional paid-in capital	85,374	85,073
Accumulated deficit	(16,182)	(17,436)
Accumulated other comprehensive loss	(110)	(49)

Total stockholders’ equity	69,228	67,733

Total liabilities and stockholders’ equity	$79,071	$75,914

See accompanying Notes to Condensed Consolidated Financial Statements.

ITEM 1. Financial Statements (continued)

KVH INDUSTRIES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts, unaudited)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Net sales	$18,807	$14,532	$36,700	$32,529

TracVision A5 revaluation charge	—	2,413	—	2,413
All other cost of sales	11,029	9,947	21,812	20,972

Total costs of sales	11,029	12,360	21,812	23,385

Gross profit	7,778	2,172	14,888	9,144

Operating expenses:
Research & development	1,978	1,811	3,876	3,619
Sales & marketing	3,347	3,828	6,970	7,663
Administration	1,493	1,513	2,766	2,627

Income (loss) from operations	960	(4,980)	1,276	(4,765)

Other:
Interest income	345	137	630	195
Interest expense	(51)	(49)	(100)	(91)
Other expense	(226)	(5)	(320)	(22)

Income (loss) before income taxes	1,028	(4,897)	1,486	(4,683)

Income tax expense	76	51	233	137

Net income (loss)	$952	$(4,948)	$1,253	$(4,820)

Per share information:
Earnings (loss) per share
Basic	$0.07	$(0.34)	$0.09	$(0.35)

Diluted	$0.06	$(0.34)	$0.09	$(0.35)

Number of shares used in per share calculation:
Basic	14,549	14,420	14,535	13,751

Diluted	14,658	14,420	14,662	13,751

See accompanying Notes to Condensed Consolidated Financial Statements.

ITEM 1. Financial Statements (continued)

KVH INDUSTRIES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Six months ended June 30,
	2005	2004
Operating activities:
Net income (loss)	$1,253	$(4,820)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,022	1,001
Deferred income taxes	233	137
Increase (decrease) in provision for doubtful accounts, net	(33)	101
Loss (gain) on disposal of equipment	(22)	105
TracVision A5 revaluation and related charges	—	2,466
Changes in operating assets and liabilities:
Accounts receivable	(748)	1,924
Costs and estimated earnings in excess of billings on uncompleted contracts	(265)	(74)
Inventories	(770)	(5,552)
Prepaid expenses and other deposits	(326)	104
Accounts payable	1,282	100
Accrued expenses	405	1,226

Net cash provided by (used in) operating activities	2,031	(3,282)

Investing activities:
Purchase of marketable securities	(507)	(35,096)
Redemption of marketable securities	2,000	—
Capital expenditures	(855)	(1,004)
Proceeds from sale of equipment	22	5
Other long term assets	(48)	—

Net cash provided by (used in) investing activities	612	(36,095)

Financing activities:
Repayments of long term debt	(53)	(52)
Proceeds from sale of common stock, net	—	48,370
Stock option and stock benefit plan transactions	302	272

Net cash provided by financing activities	249	48,590

Net change in cash and cash equivalents	2,892	9,213

Cash and cash equivalents at beginning of period	10,289	2,849

Cash and cash equivalents at end of period	$13,181	$12,062

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$87	$90

See accompanying Notes to Condensed Consolidated Financial Statements.

ITEM 1. Financial Statements (continued)

KVH INDUSTRIES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Unaudited, all amounts in thousands except per share amounts)

(1)	Basis of Presentation

The accompanying Condensed Consolidated Financial Statements of KVH Industries, Inc., and its wholly owned subsidiary, KVH Europe A/S (collectively, KVH or the Company), have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q and Regulation S-X. All intercompany accounts and transactions have been eliminated in consolidation. The Condensed Consolidated Financial Statements have not been audited by our independent registered public accounting firm, but include all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations, and cash flows for the periods presented. These Condensed Consolidated Financial Statements do not include all disclosures associated with annual financial statements and accordingly should be read in conjunction with the Company’s Consolidated Financial Statements and related notes included in the Company’s Annual Report on Form 10-K filed on March 16, 2005 with the Securities and Exchange Commission. Copies of the Company’s Form 10-K are available upon request. The results for the three and six months ended June 30, 2005 are not necessarily indicative of operating results for the remainder of the year.

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

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Net income (loss) as reported	$952	$(4,948)	$1,253	$(4,820)
Compensation expense under SFAS 123	(460)	(439)	(897)	(823)

Pro forma net income (loss)	$492	$(5,387)	$356	$(5,643)

Income (loss) per share – basic
As reported	$0.07	$(0.34)	$0.09	$(0.35)

Pro forma	$0.03	$(0.37)	$0.02	$(0.41)

Income (loss) per share – diluted
As reported	$0.06	$(0.34)	$0.09	$(0.35)

Pro forma	$0.03	$(0.37)	$0.02	$(0.41)

(3)	Income per Common Share

Basic net income per share is calculated based on the weighted average number of common shares outstanding during the period. Diluted net income per share incorporates the dilutive effect of common stock equivalent options, warrants and other convertible securities, if any, as determined in accordance with the treasury-stock accounting method.

KVH INDUSTRIES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Unaudited, all amounts in thousands except per share amounts)

(3)	Income per Common Share (continued)

A reconciliation of weighted average common shares outstanding to weighted average common shares outstanding assuming dilution is as follows:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Net income (loss)	$952	$(4,948)	$1,253	$(4,820)

Weighted average common shares outstanding – basic	14,549	14,420	14,535	13,751
Incremental common shares issuable: stock options	109	—	127	—

Weighted average common shares outstanding assuming dilution	14,658	14,420	14,662	13,751

Income (loss) per share – Basic	$0.07	$(0.34)	$0.09	$(0.35)

Income (loss) per share – Diluted	$0.06	$(0.34)	$0.09	$(0.35)

For the three and six months ended June 30, 2005, options to purchase 719 and 637 shares, respectively, of KVH common stock were not included in the computation of diluted earnings per common share because the exercise prices for these options were greater than the average market price of KVH’s common shares for the quarters then ended and, therefore, their inclusion would have been antidilutive. For the three and six months ended June 30, 2004, common stock equivalents equaled approximately 318 and 267, respectively, and were excluded from the calculation of weighted average number of diluted common shares, as their effect would be antidilutive. Total common stock options outstanding as of June 30, 2005 and 2004 equaled 1,314 and 1,132, respectively.

(4)	Cash, Cash Equivalents and Marketable Securities

In accordance with KVH’s investment policy, cash in excess of short-term operational needs is held in a separate marketable security account and invested in investment-grade corporate and U.S. government debt as well as certain auction rate note obligations and money market accounts. KVH determines the appropriate classification of marketable securities at each balance sheet date. Available-for-sale marketable securities are carried at their fair value with unrealized gains and losses included in accumulated other comprehensive income (loss) in the accompanying balance sheet. KVH considers all highly liquid investments with an original maturity of ninety days or less, as of the date of purchase, to be cash equivalents. As of June 30, 2005 and December 31, 2004, approximately $3.7 million and $2.3 million, respectively, of temporarily non-invested cash equivalents were included within the marketable securities balances.

KVH reviews investments in debt and equity securities for other than temporary impairment whenever the fair value of an investment is less than amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time. KVH has reviewed those securities with unrealized losses as of June 30, 2005 for other-than-temporary impairment, and has concluded that no other-than-temporary impairment existed.

(5)	Derivative Instruments

KVH accounts for derivative instruments at fair value and as of each reporting period, records any changes in fair value within earnings. In June 2005, we entered into three foreign currency cash flow hedge contracts with notional value totaling €1.5 million to hedge a portion of anticipated Euro-denominated intercompany trade repayments against currency fluctuations. The three contracts have maturity dates ranging from July 28, 2005 through September 27, 2005. As of June 30, 2005, we recorded cumulative realized gains of $2 in other income for these contracts.

KVH INDUSTRIES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Unaudited, all amounts in thousands except per share amounts)

(6)	Inventories

Inventories are stated at the lower of cost or market using the first-in first-out costing method. Inventories as of June 30, 2005 and December 31, 2004 include the costs of material, labor, and factory overhead. Inventories consist of the following:

	June 30, 2005	December 31, 2004
Raw materials	$4,425	$4,070
Work in process	641	778
Finished goods	2,955	2,403

	$8,021	$7,251

(7)	Inventory Revaluation and other Special Charges

In July 2004, the Company initiated a new pricing initiative for the TracVision A5 mobile satellite antenna. As a result of the associated price reduction, and in accordance with Accounting Research Bulletin 43, KVH recognized $2.6 million in TracVision A5 inventory revaluation and other related pricing initiative losses or costs. Activity within the reserve account accrued loss on TracVision A5 non-cancelable purchase commitments for the six months ended June 30, 2005 is as follows:

Category	Balance as of December 31, 2004	Additions / Adjustment to the Provision	Current Utilization	Balance as of June 30, 2005
Non-cancelable inventory purchase commitments	$995	$—	$(667)	$328
Other TracVision A5 pricing initiative	2	4	(6)	—

Accrued loss on TracVision A5 non-cancelable purchase commitments	$997	$4	$(673)	$328

(8)	Comprehensive Income

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

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Net income (loss)	$952	$(4,948)	$1,253	$(4,820)
Unrealized loss on available-for-sale securities	(70)	(46)	(60)	(46)

Total comprehensive income (loss)	$882	$(4,994)	$1,193	$(4,866)

(9)	Segment Reporting

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

KVH INDUSTRIES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Unaudited, all amounts in thousands except per share amounts)

(9)	Segment Reporting (continued)

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

	Sales Originating From
Three months ended June 30, 2005	North America	Europe	Total
Mobile satellite communication sales to the United States and Canada	$10,401	$—	$10,401
Mobile satellite communication sales to Europe	—	2,764	2,764
Mobile satellite sales to other geographic areas	—	627	627
Defense sales to United States and Canada	3,528	—	3,528
Defense sales to Europe	1,336	—	1,336
Defense sales to other geographic areas	151	—	151
Intercompany sales	2,162	—	2,162

Subtotal	17,578	3,391	20,969
Eliminations	(2,162)	—	(2,162)

Net sales	$15,416	$3,391	$18,807

Segment net income (loss)	$777	$175	$952
Depreciation and amortization	$451	$8	$459
Total assets	$75,808	$3,263	$79,071

Three months ended June 30, 2004
Mobile satellite communication sales to the United States and Canada	$9,692	$—	$9,692
Mobile satellite communication sales to Europe	—	2,613	2,613
Mobile satellite sales to other geographic areas	—	190	190
Defense sales to United States and Canada	1,040	—	1,040
Defense sales to Europe	297	—	297
Defense sales to other geographic areas	700	—	700
Intercompany sales	1,996	2	1,998

Subtotal	13,725	2,805	16,530
Eliminations	(1,996)	(2)	(1,998)

Net sales	$11,729	$2,803	$14,532

Segment net income (loss)	$(5,049)	$101	$(4,948)
Depreciation and amortization	$502	$10	$512
Total assets	$76,999	$3,371	$80,370

KVH INDUSTRIES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Unaudited, all amounts in thousands except per share amounts)

(9)	Segment Reporting (continued)

	Sales Originating From
Six months ended June 30, 2005	North America	Europe	Total
Mobile satellite communication sales to the United States and Canada	$21,529	$—	$21,529
Mobile satellite communication sales to Europe	—	5,528	5,528
Mobile satellite sales to other geographic areas	—	840	840
Defense sales to United States and Canada	6,813	—	6,813
Defense sales to Europe	1,781	—	1,781
Defense sales to other geographic areas	209	—	209
Intercompany sales	4,102	—	4,102

Subtotal	34,434	6,368	40,802
Eliminations	(4,102)	—	(4,102)

Net sales	$30,332	$6,368	$36,700

Segment net income (loss)	$710	$543	$1,253
Depreciation and amortization	$1,003	$19	$1,022
Total assets	$75,808	$3,263	$79,071

Six months ended June 30, 2004
Mobile satellite communication sales to the United States and Canada	$21,543	$—	$21,543
Mobile satellite communication sales to Europe	—	4,991	4,991
Mobile satellite sales to other geographic areas	—	278	278
Defense sales to United States and Canada	3,355	—	3,355
Defense sales to Europe	853	—	853
Defense sales to other geographic areas	1,509	—	1,509
Intercompany sales	3,591	55	3,646

Subtotal	30,851	5,324	36,175
Eliminations	(3,591)	(55)	(3,646)

Net sales	$27,260	$5,269	$32,529

Segment net income (loss)	$(5,137)	$317	$(4,820)
Depreciation and amortization	$981	$20	$1,001
Total assets	$76,999	$3,371	$80,370

(10)	Business and Credit Concentrations

Significant portions of KVH’s net sales are as follows:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Net sales to foreign customers outside the U.S. and Canada	26%	26%	23%	23%
Net sales to Camping World, Inc.	7%	5%	8%	13%
Net sales to RiverPark, Inc.	6%	11%	8%	9%

(11)	Legal Matters

KVH is a defendant in a class action lawsuit in the U.S. District Court for the District of Rhode Island in which KVH and certain of its officers are named as defendants. The suit asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 under that statute, as well as claims under Sections 11, 12(a)(2) and 15 under the Securities Act of 1933, on behalf of purchasers of KVH securities in the period

KVH INDUSTRIES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Unaudited, all amounts in thousands except per share amounts)

(11)	Legal Matters (continued)

between October 1, 2003 and July 2, 2004. The Teamsters Affiliates Pension Plan has been appointed lead plaintiff. This matter consolidates into one action eight separate complaints filed between July 21, 2004 and September 15, 2004. On January 14, 2005, the defendants filed a motion to dismiss the consolidated complaint for failure to state a claim upon which relief can be granted. The court heard oral arguments on May 10, 2005 but has not acted on the defendants’ motion.

On August 16, 2004, Hamid Mehrvar filed a shareholders’ derivative action in the Rhode Island State Superior Court for Newport County against KVH and certain of its officers and directors. The complaint, as amended, asserts state law claims on KVH’s behalf between October 1, 2003 and the present arising from the allegations set forth in the class action complaints in the U.S. District Court described above. On March 18, 2005 the defendants filed a motion to dismiss the amended complaint for failure to state a claim upon which relief can be granted. The court heard oral arguments on May 26, 2005 but has not acted on the defendants’ motion.

On June 20, 2005, Yemin Ji filed a shareholders’ derivative action in the U.S. District Court for the District of Rhode Island against KVH and certain of its officers and directors, asserting certain federal and state law claims on KVH’s behalf between October 6, 2003 and the present arising from the same allegations set forth in the class action and Mehrvar complaints described above. The complaint has not been served on defendants.

In May 2005, Electronic Controlled Systems, Inc., d/b/a King Controls, filed a patent infringement suit against KVH in the U.S. District Court for the District of Minnesota. The three asserted patents relate generally to controlling a satellite dish to acquire a satellite signal. The complaint alleges that KVH willfully infringes the patents and seeks injunctive relief, enhanced damages and attorneys’ fees. KVH has denied the allegations and asserted counterclaims, including claims for false advertising.

Additionally, in the ordinary course of business, KVH is a party to inquiries, legal proceedings and claims including, from time to time, disagreements with customers and vendors.

(12)	Recent Accounting Pronouncements

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

In April 2005, the SEC adopted a rule that amended the compliance date of SFAS 123R whereby KVH will be required to adopt it no later than the first quarter of 2006. KVH expects to adopt the new requirements in the first quarter of 2006. KVH has not yet evaluated the impact of adoption of this pronouncement. However, as disclosed in note (2) above, KVH would have recorded approximately $0.5 million and $0.9 million of expense in the three-month and six-month periods ended June 30, 2005, respectively, if the provisions of SFAS 123R had been applied during fiscal 2005. KVH believes that the note (2) SFAS 123 disclosure of pro forma expense provides a reasonable approximation of the stock-based compensation expense that may be recorded in its consolidated statements of operations upon adoption of SFAS 123R.

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

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
	(in thousands)		(in thousands)
Mobile satellite communications	$13,792	$12,495	$27,897	$26,812
Defense	5,015	2,037	8,803	5,717

Net sales	$18,807	$14,532	$36,700	$32,529

In addition to revenue from product sales, our mobile satellite communications revenue includes fees earned from product repairs, fees from satellite telephone and Internet usage services, and certain DIRECTV account referral fees earned in conjunction with the sale of our products. We provide, for a fee, third-party satellite telephone and Internet airtime to our Tracphone and Internet customers who choose to activate their subscriptions with us. Under current DIRECTV programs, we are eligible to receive a one-time, new mobile account activation fee from DIRECTV for each customer who activates their DIRECTV service directly through us. Our defense revenue primarily includes product sales to both military and commercial markets and, to a lesser extent, engineering services provided under development contracts. To date, revenues earned from product repairs, satellite telephone and Internet usage services, DIRECTV activations and earnings under development contracts have not been a material portion of our revenue either individually or in the aggregate.

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

Revenue Recognition

Revenue from product sales is recognized when persuasive evidence of an arrangement exists, goods are shipped, title has passed and collectibility is reasonably assured. We establish reserves for potential sales returns and allowances, and evaluate, on a monthly basis, the adequacy of those reserves based upon historical experience and our expectations for future returns. Our standard sales terms require that:

•	All sales are final;

•	Terms are either Net 30 or Net 45;

•	Shipments are tendered and shipped FOB (or as may be applicable, FCA, or EXW) from KVH’s plant or warehouse; and

•	Title and risk of loss or damage passes to the dealer or distributor at the point of shipment when delivery is made to the possession of the carrier.

Under certain limited conditions, KVH, at its sole discretion, provides for the return of goods. No product is accepted for return and no credit is allowed on any returned product unless KVH has granted and confirmed prior written permission by means of appropriate authorization, and all products are returned in a pristine and re-sellable condition.

Accounts Receivable

Our estimate for allowance for doubtful accounts related to trade receivables is primarily based on specific, historical criteria. We evaluate specific accounts where we have information that the customer may have an inability to meet its financial obligations. We make judgments, based on facts and circumstances, regarding the need to record a specific reserve for that customer against amounts owed to reduce the receivable to the amount that we expect to collect. We also provide for a general reserve based on an aging analysis of our accounts receivable. We evaluate these reserves on a monthly basis and adjust them as we receive additional information that impacts the amount reserved. If circumstances change, we could change our estimates of the recoverability of amounts owed to us by a material amount. For example, as of June 30, 2005, included in our allowance for doubtful accounts is a specific reserve in the amount of approximately $492,000 to reserve for all outstanding balances of a European distributor that entered into a voluntary liquidation proceeding under local law during 2004 and commenced formal bankruptcy proceedings under local law during June 2005. At the time this reserve was established, our allowance for doubtful accounts substantially increased and our net accounts receivable were reduced accordingly.

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

Income Taxes and Deferred Income Tax Assets and Liabilities

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss carry forwards. On a quarterly basis, we assess the recoverability of our deferred tax assets by considering whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based on the history of operating losses in our ongoing business, we determined that it was more likely than not that portions of the deferred tax assets are not recoverable and therefore a valuation allowance has been established and maintained. We determined that the remaining deferred tax assets are recoverable based on a tax planning strategy derived from our ability to sell our headquarters property located in Middletown, Rhode Island for the express purpose of generating taxable income to utilize operating loss carryforwards before they expire. This tax strategy is not an action that we ordinarily would take but would take, if necessary, to realize tax benefits prior to expiration. The amount of the deferred tax assets considered realizable could change in the future if there are changes in the feasibility of our tax planning strategy or a movement in the estimated unrealized gains associated with our Middletown property. In addition to our tax planning strategy, some portion or all of the previously reserved deferred tax assets could be realized in the future if we generate future earnings during the periods in which those temporary differences become deductible.

Results of Operations

The following table provides, for the periods indicated, certain financial data expressed as a percentage of net sales:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Net sales	100.0%	100.0%	100.0%	100.0%

TracVison A5 revaluation charge	—	16.6	—	7.4
Other cost of goods sold	58.6	68.5	59.4	64.5

Total cost of goods sold	58.6	85.1	59.4	71.9

Gross profit	41.4	14.9	40.6	28.1

Operating expenses:
Research and development	10.5	12.5	10.6	11.1
Sales and marketing	17.8	26.3	19.0	23.6
General and administrative	8.0	10.4	7.5	8.1

Total operating expenses	36.3	49.2	37.1	42.8

Operating income (loss)	5.1	(34.3)	3.5	(14.7)
Other income (expense), net	0.4	0.6	0.6	0.3

Income (loss) before income tax expense	5.5	(33.7)	4.1	(14.4)
Income tax expense	(0.4)	(0.3)	(0.7)	(0.4)

Net income (loss)	5.1%	(34.0)%	3.4%	(14.8)%

Three Months Ended June 30, 2005 and 2004

Operating Summary

Net income for the three months ended June 30, 2005 was $1.0 million, or $0.07 per basic and $0.06 per diluted common share, representing a significant improvement from the net loss of ($4.9 million), or ($0.34) per basic and diluted common share, in the three months ended June 30, 2004. The operational improvement was primarily the result of the following changes in 2005:

•	a 29% increase in net sales, primarily within our defense product lines;

•	leveraging of increased sales against fixed manufacturing and overhead costs;

•	exclusion of the 2004 second-quarter $2.4 million, or 17% of revenue, TracVision A5 lower of cost or market inventory and non-cancelable future purchase commitment revaluation adjustment;

•	a 10 percentage points of revenue decrease in other costs of goods sold; and

•	a 13 percentage points of revenue decrease in operating expenses, primarily within sales and marketing.

Gross profit improved from 15% in the second quarter of 2004 to 41% in the second quarter of 2005, primarily as a result of the above-mentioned 2004 TracVision A5 revaluation charge, a significant increase in sales of our higher-margin defense products and the effects of continued manufacturing cost containment initiatives.

Operating expenses as a percentage of revenue improved as a result of increased sales in relation to general fixed cost structure, reduced product launch expenses within sales and marketing functions and controlled spending in both our research and development functions and our general and administrative functions.

Net Sales

Net sales increased by $4.3 million, or 29%, to $18.8 million in the second quarter of 2005 from $14.5 million in the second quarter of 2004. Sales of our mobile satellite communications products, which include our TracVision family of satellite antenna systems, increased 10% to $13.8 million in the 2005 period from $12.5 million in the 2004 period. This increase was primarily attributable to year-over-year unit volume increases throughout almost all of our marine and land mobile satellite communications product lines. Except for declines in our recreational vehicle, or RV-specific product offerings, total satellite communication sales reflect increased market penetration of our newer products, including the TracVision A5, our general expansion within the marine satellite communication markets, and increased sales to large account retailers and marine manufacturers. Sales decreases within our RV product lines are consistent with a general decrease in end-user demand in both the new U.S. luxury coach markets and the U.S. RV accessory aftermarkets.

Sales of our defense products increased by $3.0 million, or 146%, to $5.0 million in the second quarter of 2005 from $2.0 million in the second quarter of 2004. Increases within our TACNAV navigational system product lines were the largest contributor to the overall defense sales growth and came as a result of a combination of sales to new customers as well as replenishment and expansion orders from existing customers. Continued sales growth in our fiber optic gyro products, or FOGs, also represented a significant portion of the total increase in defense sales. FOG sales improvements were a result of the continued market penetration of our newer product offerings, including the DSP-3000 and the DSP-4000 fiber optic gyros and the TG-6000, our fiber optic gyro-based inertial measurement unit. To a lesser extent, sales of our compass and sensor sales for OEM applications and additional contracted project engineering service revenue also showed aggregate year-over-year growth.

Cost of Goods Sold

Cost of goods sold consists of direct labor, materials, manufacturing overhead expenses and engineering costs related to customer-funded research and development efforts. During the second quarter of 2004, and as a result of a new pricing initiative on the TracVision A5, we recorded a $2.4 million lower of cost or market inventory and non-cancelable future purchase commitment revaluation adjustment. Other cost of goods sold increased by $1.1 million, or 11%, to $11.0 million in the three months ended June 30, 2005 from $9.9 million in the same period in 2004. The net increase in other costs of goods sold was primarily the result of the 29% increase in total sales offset by the following:

•	leveraging of sales increases on fixed manufacturing and overhead costs;

•	shift in product sales mix towards the higher margin TACNAV and FOG product lines;

•	lower actual indirect and fixed manufacturing costs, resulting from improved manufacturing efficiencies, reduced headcount and various cost reduction initiatives; and

•	continued purchase price reductions for product components in both the satellite communication product lines and the defense product lines.

Customer-funded research and development costs included in cost of goods sold were approximately $0.3 million and $0.2 million, respectively, in the three months ended June 30, 2005 and 2004.

Operating Expenses

Research and development expense consists of direct labor, materials, associated overhead expenses, and other direct costs in support of our internally funded product development activities. All internal research and development costs are expensed in the period they are incurred. Total research and development expense increased modestly by $0.2 million, or 9%, to $2.0 million in the second quarter of 2005 from $1.8 million in the same period in 2004. As a percentage of net sales, research and development expense decreased to 11% in the second quarter of 2005 from 13% in the same period in 2004. The aggregate dollar change reflects increases in consulting services and engineering staff, primarily to support the development of new products in both our satellite communications and defense product line families. On a percentage of revenue basis, future research and development expenses are anticipated to remain at or near current levels.

Sales and marketing expense consists primarily of salaries and related expenses for sales and marketing personnel, sales commissions for in-house and third party sales representatives, sales related travel, literature, advertising trade shows and provisions for doubtful accounts. Sales and marketing expense decreased by $0.5 million, or 13%, to $3.3 million in the second quarter of 2005 from $3.8 million in the same period in 2004. As a percentage of net sales, sales and marketing expense decreased to 18% in the second quarter of 2005 from 26% in the same period in 2004. The dollar decrease was primarily a result of reduced national and direct marketing promotions associated with our land mobile satellite communications products. Scaled-back large account and trade show promotions within the marine and land-mobile markets also contributed to improvement in sales and marketing expenditures. Reduced bad debt expense associated with certain small volume dealers also contributed to the overall decrease in sales and marketing expense.

General and administrative expense consists of costs attributable to our general management, finance, accounting, legal, information systems, human resources, and outside professional services. General and administrative expense remained consistent at $1.5 million in both second quarters of 2005 and 2004, as increased accounting and compliance costs associated with the Sarbanes-Oxley Act of 2002 were offset by other professional fee reductions. As a percentage of net sales, general and administrative expense decreased from 10% in the three-month period in 2004 to 8% in the same period in 2005.

Interest and Other Income

Interest income increased to $0.3 million in the second quarter of 2005 from $0.1 million in the same period of 2004. The improvement was the result of higher investment yields stemming from rising interest rates as compared with the same period in 2004. Other expense increased to $0.2 million in the second quarter of 2005 from approximately $0 in the same period of 2004. The increase in other expense is completely due to increased foreign currency losses on certain subsidiary Euro-denominated sales invoices and supplier payables associated with a strengthening of the U.S. Dollar relative to the Euro for the periods presented.

Income Taxes

In both of the second quarters of 2005 and 2004, we recorded income tax expense of approximately $0.1 million. Income tax expense recorded during the periods was entirely attributable to profitable statutory results in our Denmark operations. We recognized no U.S. net income tax expense because the resultant U.S. provision for tax expense was offset by the utilization of NOL carryforwards for which deferred tax asset valuation allowances were recorded in prior years. As a result of our significant deferred tax asset valuation reserve recognized in prior years, we do not foresee the recognition of any significant tax expense in relation to our U.S. operations for the foreseeable future.

Six Months Ended June 30, 2005 and 2004

Operating Summary

Net income for the six months ended June 30, 2005, was $1.3 million, or $0.09 per basic and diluted common share, and was significantly above the loss of ($4.8 million), or ($0.35) per basic and diluted common share, in the six months ended June 30, 2004. The operational improvement was primarily the result of the following changes in 2005:

•	a 13% increase in net sales, primarily within our defense product lines;

•	leveraging of increased sales on fixed manufacturing and overhead costs;

•	exclusion of the 2004, second-quarter, $2.4 million, or 7.4 percentage points of revenue, TracVision A5 lower of cost or market inventory and non-cancelable future purchase commitment revaluation adjustment;

•	a 5 percentage points of revenue decrease in costs of goods sold; and

•	a 6 percentage points of revenue decrease in operating expenses primarily associated with sales and marketing activities.

Consistent with results described for the second quarters ended June 30, 2005 and 2004, gross profit improved from 28% for the first six months of 2004 to 41% in the same period of 2005, primarily as a result of the TracVision A5 revaluation charge recorded in 2004, an increase in sales of our higher-margin defense products and the effects of continued manufacturing cost containment initiatives.

Year-to-date total operating expenses decreased by $0.3 million or 2%, from $13.9 million in 2004 to $13.6 million in 2005 due mostly to decreased new product sales and marketing expenses offset partially by increased new product research and development expenses and general and administrative professional fees. As a percentage of sales, the total operating expenses decreased from 43% of revenue in 2004 to 37% in 2005. The decrease in costs as a percentage of revenue was due primarily to the leveraging of fixed cost structure against increased sales.

Net Sales

Six-month period net sales increased by $4.2 million, or 13%, to $36.7 million in 2005 from $32.5 million in 2004. Sales of our mobile satellite communications products, particularly in our marine product lines, continued to show growth, increasing 4% to $27.9 million in the six months ended June 30, 2005 from $26.8 million in the same period in 2004. This increase was primarily attributable to year-over-year unit volume increases throughout most of our marine and land mobile satellite communications product lines. Except for some declines in our RV-specific product offerings, total satellite communications sales reflect increased market penetration of our newer products, including the TracVision A5, our general expansion within the global marine satellite communications markets, and increased sales to large account retailers and marine manufacturers. Sales decreases within our RV product lines are consistent with a general decrease in end-user demand in both the new U.S. luxury coach markets as well as the U.S. RV accessory aftermarkets.

Sales of our defense products increased by $3.1 million, or 54%, to $8.8 million in the six-month ended June 30, 2005 from $5.7 million in the same six-month period of 2004. Increases within our TACNAV navigational system product lines were the largest contributor to the overall defense sales growth and came as a result of a combination of sales to new customers as well as replenishment and expansion orders from existing customers. The continued market acceptance our new DSP-3000 and the DSP-4000 fiber optic gyros and the TG-6000, our fiber optic gyro-based inertial measurement unit along with additional contracted project engineering service revenue, also helped to produce the year-over-year growth.

Cost of Goods Sold

Cost of goods sold for the six months ended June 30, 2005 decreased by $1.6 million, or 7%, to $21.8 million from $23.4 million in the same period in 2004. Excluding the $2.4 million TracVision A5 lower of cost or market inventory and non-cancelable future purchase commitment revaluation adjustment recorded during 2004, other cost of goods sold for the six months increased $0.8 million, or 4%, to $21.8 million from $21.0 million. Increases in the other costs of goods sold were consistent with those described in the three-month period ended June 30, 2005 and 2004 and generally resulted from the 13% increase in sales offset by the following:

•	leveraging of sales increases on fixed manufacturing and overhead costs;

•	shift in product mix to the higher-margin defense-related products;

•	lower actual indirect and fixed manufacturing costs, resulting from improved manufacturing efficiencies, reduced headcount and various cost reduction initiatives; and

•	continued purchase price reductions for product components in both the satellite communication product lines and the defense product lines.

Customer-funded research and development costs included in cost of goods sold were approximately $0.6 million and $0.4 million, respectively, in the six months ended June 30, 2005 and 2004.

Operating Expenses

Total research and development expense increased by $0.3 million or 7%, to $3.9 million in the first half of 2005 from $3.6 million in the same period in 2004. As a percentage of net sales, year-to-date research and development expense remained steady at approximately 11% in both 2005 and 2004.

Sales and marketing expense decreased by $0.7 million, or 9%, to $7.0 million in 2005 from $7.7 million in the same period in 2004. As a percentage of net sales, sales and marketing expense decreased to 19% in 2005 from 24% in the same period in 2004. The expense decrease was primarily a result of reduced national and direct marketing promotions associated with our land mobile satellite communications products, including the TracVision A5, and reduced large account and trade show promotions within the marine and land-mobile markets. Reduced bad debt expense associated with certain small volume dealers also contributed to the overall decrease in sales and marketing expense.

General and administrative expense increased by more than $0.1 million, or 5%, to $2.8 million in 2005 from $2.6 million in the same period in 2004. As a percentage of net sales, general and administrative expense remained steady at approximately 8% in both 2005 and 2004. Accounting compliance expenses made up the majority of our general and administrative cost increases. Additional salary and salary-related costs also contributed to this increase. Partially offsetting the total increase was a reduction in other professional fees.

Income Taxes

In the six months ended June 30, 2005 and 2004, we recorded foreign income tax provisions of approximately $0.2 million and $0.1 million, respectively. The increase was entirely related to the increase in profitability of our foreign subsidiary. No tax provision was recorded in our U.S. operations for the six month period ended June 30, 2005 and 2004 for the same reasons as described in the three months ended June 30, 2005 and 2004.

Liquidity and Capital Resources

We have historically funded our operations from product sales, net proceeds from public and private equity offerings, bank financings, proceeds received from exercises of warrants and stock options, and to a lesser extent, equipment leasing and financing arrangements. On February 13, 2004, we completed an underwritten public offering of 2.75 million shares of our common stock at $18.75 per share. We received net proceeds of approximately $48.0 million after deducting all associated offering expenses incurred. As of June 30, 2005, we had $47.1 million in cash, cash equivalents and marketable securities, and $60.2 million in working capital.

For the six months ended June 30, 2005, cash flow from our operations approximated $2.0 million. Cash flow provided by operations, as reconciled from our net income of $1.3 million for the six months ended June 30, 2005 included non-cash positive adjustments of $1.0 million for depreciation and amortization and $0.2 million for income taxes. Net cash provided by operating activities during the first six months of 2005 also included the following:

•	a $1.7 million addition to cash resulting from an increase in accounts payable and accrued expense balances primarily due to the timing of payments;

•	a $1.0 million decrease in cash resulting from increases in accounts receivables and costs in excess of billings on uncompleted contracts receivables, primarily due to increased sales in the second quarter of 2005 as compared with the fourth quarter of 2004; and

•	a $0.8 million decrease in cash resulting from increases in inventory due to the continued expansion of our product offerings as well as additions to stocking levels in anticipation of future sales growth.

Net cash provided by investing activities was $0.6 million for the six months ended June 30, 2005, and primarily represents the transfer of $2.0 million from longer-term marketable security holdings into cash equivalent securities as we align our investment portfolio in response to operating requirements. Offsetting the $2.0 million cash transfer from marketable securities was the following;

•	$0.9 million in purchases of manufacturing and other capital equipment, primarily to replace obsolete equipment and support our sales growth and development activities within both the satellite communications and defense product lines; and

•	reinvestment of $0.5 million of interest income into marketable securities.

Net cash provided by financing activities was $0.2 million for the six months ended June 30, 2005 and primarily resulted from cash received upon the purchase of our common stock through our employee stock option program. The stock option proceeds were partially offset by principal payments on outstanding long-term debt obligations.

Currently, we have a revolving loan agreement with a bank that provides for a maximum available credit of $15.0 million and expires on July 17, 2006. We pay interest on any outstanding amounts at a rate equal to, at our option, LIBOR plus 2.0%, or the greater of either the Federal Funds Effective Rate plus 0.5% or the bank’s prime interest rate. We pay monthly fees at an annual rate of 0.25% on the first $10.0 million of the unused portion of the loan facility. The loan facility advances funds using an asset availability formula based upon our eligible accounts receivable and inventory balances, less a fixed reserve amount. We may terminate the loan agreement prior to its full term without penalty, provided we give 30 days advance written notice to the bank. As of June 30, 2005, no borrowings were outstanding under the facility.

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

We believe that the $47.1 million we hold in cash, cash equivalents and marketable securities, together with our other existing working capital, will be adequate to meet planned operating and capital requirements through the foreseeable future. However, as the need or opportunity arises, we may seek to raise additional capital through public or private sales of securities or through additional debt financing. There are no assurances that we will be able to obtain any additional funding or that such funding will be available on terms acceptable to us.

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

In April 2005, the SEC amended the compliance date for SFAS 123R, which we are required to adopt no later than the first quarter of 2006. We expect to adopt the new requirements in the first quarter of 2006. We have not yet evaluated the impact of adoption of this pronouncement. However, as disclosed in note 2 in the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, we would have recorded approximately $0.5 million and $0.9 million of expense in the three-month and six-month periods ended June 30, 2005, respectively, if the provisions of SFAS 123R had been applied to the second quarter of 2005. We believe the pro forma expense disclosure provides a reasonable approximation of the stock-based compensation expense that may be recorded in our consolidated statements of income for the periods presented upon adoption of SFAS 123R.

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

We may not be profitable in the future.

We have a history of unprofitable operations. Although we generated net income during four of the last six fiscal quarters, we incurred net losses of $6.1 million in 2004 and $1.5 million in both of 2003 and 2002. As of June 30, 2005, we had an accumulated deficit of $16.2 million.

The market for our mobile satellite TV products for minivans, SUVs and other passenger vehicles is still new and emerging, and our business may not grow as we expect.

We began shipping the TracVision A5 in September 2003. It was the first commercially available, low-profile mobile satellite TV antenna practical for use on minivans, SUVs and other passenger vehicles. Accordingly, the market for this product remains new and emerging. Consumers may not respond favorably to live satellite TV in passenger vehicles, and the market may not accept the TracVision A5. The early stages of development of this market make it difficult for us to predict customer demand accurately. For example, although sales of the TracVision A5 grew quarter-to-quarter throughout 2004, sales were still below our original expectations for the year. We have, at times, previously experienced temporary issues related to our production process and availability of adequate component supply. Although we believe we have successfully addressed the issues that have arisen, similar issues or other latent defects in the TracVision A5 could adversely affect sales.

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

When we began shipping our TracVision A5 in September 2003, it was the only commercially available, low-profile mobile satellite TV antenna for use on minivans, SUVs and other passenger vehicles. Any advantage we may have had by being the first to market such a product may erode as others enter this market. For example, RaySat has announced its intention to offer a phased-array satellite antenna for automobiles. Audiovox has indicated that it also expects to offer the RaySat antenna as an Audiovox-branded product. Winegard has also announced its intention to offer an in-motion automotive satellite TV antenna. In addition, SIRIUS Satellite Radio announced in January 2005 that it intends to introduce in 2006 a service offering several streaming video channels through SIRIUS’ existing satellite radio system. In January 2005, Delphi Corp., a prominent supplier of automotive parts, announced a new agreement with Comcast Corporation to work together to develop ways to allow users to select video content and transfer it to an in-vehicle entertainment system. No details were provided as to the time frame for a possible product. These competing satellite antenna products may have a slightly lower profile and customers may delay purchasing the TracVision A5 in anticipation of the release of any of these products. Competition from any of these products could impair our ability to sell the TracVision A5 and may force us to reduce the price of the TracVision A5. Moreover, Delphi’s long-term relationships with automobile manufacturers may give it a significant advantage in selling mobile satellite TV antennas to those manufacturers.

We must achieve additional significant cost reductions for the TracVision A5 to reach our targeted profit margins.

Our product profit margins for the TracVision A5 have been low since its introduction. To reach our targeted profit margins, we must continue to significantly reduce our manufacturing costs for the TracVision A5. We may be unable to achieve the cost reductions necessary to increase our overall profit margins. Although we have cost reduction programs in place that include volume purchasing discounts and redesigning certain components using lower cost materials and processes, technological or other challenges may prevent us from achieving all of the necessary cost reductions. Moreover, if the price of the TracVision A5 is not attractive to a broad range of customers, we may be forced to further lower the price, which would further impair our product profit margins unless we are able to achieve corresponding cost reductions.

High fuel prices may adversely affect sales of our mobile satellite communications products.

Fuel prices have been high and may remain high or increase in the foreseeable future. High fuel prices tend to have a disproportionate impact on the larger vehicles and vessels for which our mobile satellite communications products are designed, such as marine vessels, recreational vehicles and SUVs, because they consume relatively large quantities of fuel. The increased cost of operating these vehicles and vessels may adversely affect demand for our mobile satellite communications products if consumers reduce purchases of these vehicles or if they spend discretionary funds on operating costs rather than our products.

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

Our fiber optic products have numerous commercial applications where mobile communication, navigation, stabilization and precision pointing are required. For example, our fiber optic gyros have been used in commercial applications such as train location control and track geometry measurement systems, industrial robotics, and stabilization of TV cameras. We may not be successful in further developing and marketing our fiber optic products for commercial uses, which might limit the overall net sales of these products and limit our profitability accordingly.

Shifts in our product mix toward our mobile satellite communications products may reduce our overall gross margins.

Our mobile satellite communications products have historically had lower product margins than our defense products. Through the first six months of 2005, sales of our defense products have grown at a higher rate than our overall sales growth. However, during 2004, sales of our defense products declined compared to 2003. If the current shift in the product sales mix of satellite communications and defense products were to reverse, we could return to lower gross margins in the future.

We depend on others to provide programming for our TracVision products, Internet access for our TracNet products, and telephone, fax and data services for our Tracphone products.

Our TracVision products include only the equipment necessary to receive satellite television services; we do not broadcast satellite television programming. Instead, customers must obtain programming from another source. We currently offer marine and land mobile TracVision products compatible with the DIRECTV and DISH Network services in the continental United States, the ExpressVu service in Canada and various other regional services in other parts of the world. Our TracVision A5 currently offers access to only the DIRECTV service in the continental United States. Although DIRECTV is offerings its TOTAL CHOICE Mobile programming package at a price that we think should be attractive to consumers, DIRECTV has no obligation to continue to offer that package at the current price or at all. If customers become dissatisfied with the programming, pricing, service, availability or other aspects of these satellite television services product or if any one or more of these services becomes unavailable for any reason, we could suffer a substantial decline in sales of our TracVision products. The companies that operate these services have no obligation to inform us of technological or other changes, including discontinuation of the service, which could impair the performance of our TracVision products.

Our Tracphone and TracNet products currently depend on satellite services provided by third parties. We rely on Inmarsat for satellite communications services for our Tracphone products. We rely on Telemar for TracNet service in Europe. We currently rely on Bell ExpressVu for TracNet service in North America. We have been informed, however that ExpressVu has elected to discontinue its broadband service as of August 31, 2005. We have therefore decided to withdraw the TracNet product from the U.S. market and provide a terrestrial-based alternative service for TracNet systems already in use.

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

We currently manufacture all of our products in the U.S. However, in order for us to improve our margin performance and overall profitability, we may find it necessary to evaluate the need to further increase the international scope of our operations. This could include offshore manufacturing and/or the increased sourcing of raw materials from foreign countries. We have only limited experience in foreign manufacturing and we might not be successful in implementing or integrating an extended program. In addition, an increased reliance on foreign manufacturing and/or raw material supply would lengthen our supply chain and increase the risk that a disruption in that supply chain would have a material adverse affect on our operations and financial performance.

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

The mobile satellite communications markets and defense navigation, guidance and stabilization markets in which we participate are very competitive, and we expect this competition to persist and intensify in the future. We may not be able to compete successfully against current and future competitors, which could impair our ability to sell our products. To remain competitive, we must enhance our existing products and develop new products, and we may have to reduce the prices of our products. Moreover, new competitors may emerge, and entire product lines may be threatened by new technologies or market trends that reduce the value of those product lines. For example, improvements in less expensive wireless and cellular technologies may limit demand for land-based satellite telephone and Internet services.

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

We and certain of our officers are defendants in a class action lawsuit in the U. S. District Court for the District of Rhode Island. The suit asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, as well as claims under Sections 11, 12(a)(2) and 15 under the Securities Act of 1933, on behalf of purchasers of our securities between October 1, 2003 and July 2, 2004. We and certain of our directors and officers are also defendants in a shareholders’ derivative action in the Rhode Island State Superior Court for Newport County. This suit asserts state law claims on our behalf between October 1, 2003 and the present arising from the allegations set forth in the class action complaint in the U.S. District Court described above. We and certain of our directors and officers are also defendants in a shareholders’ derivative action in the U.S. District Court for the District of Rhode Island. This suit asserts federal and state claims on our behalf between October 6, 2003 and the present arising from the same allegations set forth in the class action and Mehrvar complaints described above. We intend to vigorously defend ourselves against these claims. There can be no assurance, however, that we will not have to pay significant damages or amounts in settlement. An unfavorable outcome or prolonged litigation could materially harm our business. Litigation of this nature is expensive and time-consuming and diverts the time and attention of our management.

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

We are presently a defendant in a lawsuit brought by Electronic Controlled Systems, Inc., d/b/a King Controls, alleging infringement of three of its patents. We are defending ourselves vigorously against these claims, but there can be no assurances that we will not have to pay significant damages or amounts in settlement or that the suit will not otherwise materially affect our operations or financial performance.

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

The strategy represents an action that we ordinarily would not take, but could take, if necessary, to realize an estimated $3.4 million in U.S. deferred tax assets or the equivalent of approximately $8.9 million in estimated net taxable income as of June 30, 2005.

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

Our stock price has been volatile. From January 1, 2004 to June 30, 2005, the trading price of our common stock ranged from $6.61 to $27.75. Many factors may cause the market price of our common stock to fluctuate, including:

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk exposure is in the area of foreign currency exchange risk. We are exposed to currency exchange rate fluctuations related to our subsidiary operations in Denmark. Certain functions in Denmark are transacted in the Danish Krone or Euro, yet reported in the U.S. Dollar, the functional currency. For foreign currency exposures existing at June 30, 2005, a 10% unfavorable movement in the foreign exchange rates for our subsidiary location would not expose us to material losses in earnings or cash flows.

From time to time, we purchase foreign currency forward exchange contracts generally having durations of no more than 4 months. These forward exchange contracts are intended to offset the impact of exchange rate fluctuations on intercompany payments due from our foreign subsidiary. Forward exchange contracts are accounted for as cash flow hedges and are recorded on the balance sheet at fair value until executed. Changes in the fair value are recognized in earnings. As of June 30, 2005, there were three outstanding forward contracts to purchase approximately $1.85 million at an average Euro to U.S. Dollar conversion rate of 1.21. Total gain recognized on the derivative instruments for the quarter ended June 30, 2005 was approximately $2,000.

The primary objective of our investment activities is to preserve principal and maintain liquidity, while at the same time maximize income. We have not entered into any instruments for trading purposes. Some of the securities that we invest in may have market risk. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, investment grade asset-backed corporate securities, money market funds and government, government agency and non-government debt securities. A hypothetical 100 basis-point increase in interest rates would result in an approximate $51,000 decrease in the fair value of our investments as of June 30, 2005. However, due to the conservative nature of our investments, the relatively short duration of their maturities, our ability to either convert some or all of our long-term investments to less interest rate-sensitive holdings or hold most securities until maturity, we believe interest rate risk is mitigated. As of June 30, 2005, approximately 30% of the $33.9 million classified as available-for-sale marketable securities will mature or reset within one year. We do not invest in any financial instruments denominated in foreign currencies. Accordingly, interest rate risk is not considered material.

To the extent that we borrow against our variable-rate credit facility, we will be subject to interest rate risk. There were no borrowings outstanding at June 30, 2005.

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

Changes in Internal Control over Financial Reporting

During the three and six months ended June 30, 2005, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are a defendant in a class action lawsuit in the U.S. District Court for the District of Rhode Island in which we and certain of our officers are named as defendants. The suit asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 under that statute, as well as claims under Sections 11, 12(a)(2) and 15 under the Securities Act of 1933, on behalf of purchasers of our securities in the period October 1, 2003 and July 2, 2004. The Teamsters Affiliates Pension Plan has been appointed lead plaintiff. This matter consolidates into one action eight separate complaints filed between July 24, 2004 and September 15, 2004. On January 14, 2005 the defendants filed a motion to dismiss the consolidated complaint for failure to state a claim upon which relief can be granted. The court heard oral arguments on May 10, 2005, but has not acted on the defendants’ motion.

On August 16, 2004, Hamid Mehrvar filed a shareholder’s derivative action in the Rhode Island State Superior Court for Newport County against us and certain of our officers and directors. The amended complaint asserts state law claims on our behalf arising between October 1, 2003 and the present in connection with the allegations set forth in the class action complaints in the U.S. District Court described above. On March 18, 2005, the defendants filed a motion to dismiss the amended complaint for failure to state a claim upon which relief can be granted. The court heard oral arguments on May 26, 2005, but has not acted on the defendants’ motion.

On June 20, 2005 Yemin Ji filed a shareholder’s derivative action in the U.S. District Court for the District of Rhode Island against us and certain of our officers and directors, asserting certain federal and state law claims on our behalf arising between October 6, 2003 and the present in connection with the same allegations set forth in the class action and Mehrvar complaints described above. The complaint has not been served on defendants.

In May 2005, Electronic Controlled Systems, Inc., d/b/a King Controls, filed a patent infringement suit against KVH in the U.S. District Court for the District of Minnesota. The three asserted patents relate generally to controlling a satellite dish to acquire a satellite signal. The complaint alleges that KVH willfully infringes the patents and seeks injunctive relief, enhanced damages and attorneys’ fees. KVH has denied the allegations and asserted counterclaims, including claims for false advertising.

Additionally, in the ordinary course of business, we are party to inquiries, legal proceedings and claims including, from time to time, disagreements with customers and vendors.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 25, 2005, we held our annual meeting of stockholders. Our stockholders elected Martin A. Kits van Heyningen, Robert W.B. Kits van Heyningen and Bruce J. Ryan to serve as Class III directors for three-year terms. In addition, the terms of office of our other directors, Arent H. Kits van Heyningen, Mark S. Ain, Stanley K. Honey, and Charles R. Trimble continued after our annual meeting of stockholders.

The votes cast to elect the directors were:

	Votes In Favor	Abstentions
Martin A. Kits van Heyningen	11,793,964	714,926
Robert W.B. Kits van Heyningen	11,793,456	715,434
Bruce J. Ryan	11,853,307	655,583

ITEM 6. EXHIBITS

Exhibits:

31.1	Rule 13a-14(a)/15d-14(a) certification of principal executive officer

31.2	Rule 13a-14(a)/15d-14(a) certification of principal financial officer

32.1	Section 1350 certification of principal executive officer

32.2	Section 1350 certification of principal financial officer

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 9, 2005

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