Form 10-Q
period 2005-09-30
KVH INDUSTRIES INC \DE\
filed 2005-11-09
CIK 1007587

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2005

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

Indicate by an (X) whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    YES  ☒    NO  ☐

Indicate by an (X) whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Date	Class	Outstanding shares
November 4, 2005	Common Stock, par value $0.01 per share	14,614,370

KVH INDUSTRIES, INC. AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

KVH INDUSTRIES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts, unaudited)

	September 30, 2005	December 31, 2004
Current assets:
Cash and cash equivalents	$13,819	$10,289
Marketable securities	35,608	35,438
Accounts receivable, net of allowance for doubtful accounts of $586 in 2005 and $677 in 2004	9,057	9,577
Costs and estimated earnings in excess of billings on uncompleted contracts	1,196	747
Inventories	7,793	7,251
Prepaid expenses and other deposits	785	487
Deferred income taxes	440	646

Total current assets	68,698	64,435

Property and equipment, net	8,282	8,218
Intangible assets, less accumulated amortization of $984 in 2005 and $890 in 2004	95	189
Other non-current assets	105	59
Deferred income taxes	3,013	3,013

Total assets	$80,193	$75,914

Current liabilities:
Accounts payable	$2,555	$1,604
Accrued compensation and employee-related expenses	2,415	1,765
Accrued loss on TracVision A5 non-cancelable purchase commitments	272	997
Accrued professional fees and license and settlement costs	508	436
Accrued product warranty costs	475	440
Accrued other	1,240	435
Deferred revenue, current	10	—
Current portion of long-term debt	111	107

Total current liabilities	7,586	5,784

Deferred revenue, long term	111	—
Long-term debt excluding current portion	2,311	2,397

Total liabilities	10,008	8,181

Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 1,000,000 shares; none issued.	—	—
Common stock, $.01 par value. Authorized 20,000,000 shares; issued and outstanding 14,613,553 as of September 30, 2005 and 14,487,841 as of December 31, 2004.	146	145
Additional paid-in capital	85,713	85,073
Accumulated deficit	(15,509)	(17,436)
Accumulated other comprehensive loss	(165)	(49)

Total stockholders’ equity	70,185	67,733

Total liabilities and stockholders’ equity	$80,193	$75,914

See accompanying Notes to Condensed Consolidated Financial Statements.

ITEM 1. Financial Statements (continued)

KVH INDUSTRIES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts, unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Net sales	$16,742	$13,762	$53,442	$46,291

TracVision A5 revaluation charge	—	—	—	2,413
All other cost of sales	9,642	9,072	31,454	30,044

Total costs of sales	9,642	9,072	31,454	32,457

Gross profit	7,100	4,690	21,988	13,834

Operating expenses:
Research & development	1,783	1,356	5,659	4,975
Sales & marketing	3,377	3,957	10,347	11,620
Administration	1,556	1,222	4,322	3,849

Income (loss) from operations	384	(1,845)	1,660	(6,610)
Other:
Interest income	389	224	1,018	419
Interest expense	(46)	(50)	(145)	(141)
Other income (expense)	(40)	10	(360)	(11)

Income (loss) before income taxes	687	(1,661)	2,173	(6,343)

Income tax (expense) benefit	(13)	64	(246)	(74)

Net income (loss)	$674	$(1,597)	$1,927	$(6,417)

Per share information:
Earnings (loss) per share
Basic and diluted	$0.05	$(0.11)	$0.13	$(0.46)

Number of shares used in per share calculation:
Basic	14,596	14,454	14,555	13,983

Diluted	14,765	14,454	14,740	13,983

See accompanying Notes to Condensed Consolidated Financial Statements.

ITEM 1. Financial Statements (continued)

KVH INDUSTRIES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Nine months ended September 30,
	2005	2004
Operating activities:
Net income (loss)	$1,927	$(6,417)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,472	1,521
Deferred and accrued provision for income taxes	246	74
Increase (decrease) in provision for doubtful accounts, net	(16)	334
Loss (gain) on disposal of equipment	(22)	105
Deferred revenue	121	—
TracVision A5 revaluation and related charges	—	2,466
Changes in operating assets and liabilities:
Accounts receivable	536	3,184
Costs and estimated earnings in excess of billings on uncompleted contracts	(449)	(130)
Inventories	(542)	(3,017)
Prepaid expenses and other deposits	(298)	147
Accounts payable	951	(1,935)
Accrued expenses	797	241

Net cash provided by (used in) operating activities	4,723	(3,427)

Investing activities:
Purchase of marketable securities	(2,286)	(35,289)
Redemption of marketable securities	2,000	—
Capital expenditures	(1,442)	(1,220)
Proceeds from sale of equipment	22	5
Other long term assets	(46)	—

Net cash used in investing activities	(1,752)	(36,504)

Financing activities:
Repayment of long term debt	(82)	(79)
Proceeds from sale of common stock, net	—	48,370
Stock option and stock benefit plan transactions	641	431

Net cash provided by financing activities	559	48,722

Net change in cash and cash equivalents	3,530	8,791

Cash and cash equivalents at beginning of period	10,289	2,849

Cash and cash equivalents at end of period	$13,819	$11,640

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$130	$137

See accompanying Notes to Condensed Consolidated Financial Statements.

ITEM 1. Financial Statements (continued)

KVH INDUSTRIES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Unaudited, all amounts in thousands except per share amounts)

(1)	Basis of Presentation

The accompanying Condensed Consolidated Financial Statements of KVH Industries, Inc., and its wholly owned subsidiary, KVH Europe A/S (collectively, KVH or the Company), have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q and Regulation S-X. All intercompany accounts and transactions have been eliminated in consolidation. The Condensed Consolidated Financial Statements have not been audited by our independent registered public accounting firm, but include all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations, and cash flows for the periods presented. These Condensed Consolidated Financial Statements do not include all disclosures associated with annual financial statements and accordingly should be read in conjunction with the Company’s Consolidated Financial Statements and related notes included in the Company’s Annual Report on Form 10-K filed on March 16, 2005 with the Securities and Exchange Commission. Copies of the Company’s Form 10-K are available upon request. The results for the three and nine months ended September 30, 2005 are not necessarily indicative of operating results for the remainder of the year.

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

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Net income (loss) as reported	$674	$(1,597)	$1,927	$(6,417)
Compensation expense under SFAS 123	(573)	(544)	(1,470)	(1,366)

Pro forma net income (loss)	$101	$(2,141)	$457	$(7,783)

Income (loss) per share – basic and diluted
As reported	$0.05	$(0.11)	$0.13	$(0.46)

Pro forma	$0.01	$(0.15)	$0.03	$(0.56)

(3)	Income per Common Share

Basic net income per share is calculated based on the weighted average number of common shares outstanding during the period. Diluted net income per share incorporates the dilutive effect of common stock equivalent options, warrants and other convertible securities, if any, as determined in accordance with the treasury-stock accounting method.

KVH INDUSTRIES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Unaudited, all amounts in thousands except per share amounts)

(3)	Income per Common Share (continued)

A reconciliation of weighted average common shares outstanding to weighted average common shares outstanding assuming dilution is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Net income (loss)	$674	$(1,597)	$1,927	$(6,417)

Weighted average common shares outstanding – basic	14,596	14,454	14,555	13,983
Incremental common shares issuable: stock options	169	—	185	—

Weighted average common shares outstanding assuming dilution	14,765	14,454	14,740	13,983

Income (loss) per share – basic and diluted	$0.05	$(0.11)	$0.13	$(0.46)

For the three and nine months ended September 30, 2005, options to purchase 703 and 659 shares, respectively, of KVH common stock were not included in the computation of diluted earnings per common share because the exercise prices for these options were greater than the average market price of KVH’s common shares for the quarters then ended and, therefore, their inclusion would have been antidilutive. For the three and nine months ended September 30, 2004, common stock equivalents equaled 117 and 361, respectively, and were excluded from the calculation of weighted average number of diluted common shares, as their effect would be antidilutive. Total common stock options outstanding as of September 30, 2005 and 2004 equaled 1,405 and 1,224, respectively.

(4)	Cash, Cash Equivalents and Marketable Securities

In accordance with KVH’s investment policy, cash in excess of short-term operational needs is held in a separate marketable security account and invested in investment-grade corporate and U.S. government debt as well as certain auction rate note obligations and money market accounts. KVH determines the appropriate classification of marketable securities at each balance sheet date. Available-for-sale marketable securities are carried at their fair value with unrealized gains and losses included in accumulated other comprehensive income (loss) in the accompanying balance sheet. KVH considers all highly liquid investments with an original maturity of ninety days or less, as of the date of purchase, to be cash equivalents. As of September 30, 2005 and December 31, 2004, $4,622 and $2,331, respectively, of temporarily non-invested cash equivalents were included within the marketable securities balances.

KVH reviews investments in debt and equity securities for other than temporary impairment whenever the fair value of an investment is less than amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time. KVH has reviewed those securities with unrealized losses as of September 30, 2005 and December 31, 2004 for other-than-temporary impairment, and has concluded that no other-than-temporary impairment existed.

(5)	Derivative Instruments

KVH accounts for derivative instruments at fair value and as of each reporting period, records any changes in fair value within earnings. As of September 30, 2005, KVH has outstanding four foreign currency cash flow hedge contracts with notional value totaling €655, or approximately $810, to hedge a portion of anticipated Euro-denominated intercompany trade repayments against currency fluctuations. The four contracts have maturity dates ranging from October 14, 2005 through December 15, 2005. The aggregate average conversion rate of the four contracts equals 1.239 $/€.

KVH INDUSTRIES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Unaudited, all amounts in thousands except per share amounts)

(6)	Inventories

Inventories are stated at the lower of cost or market using the first-in first-out costing method. Inventories as of September 30, 2005 and December 31, 2004 include the costs of material, labor, and factory overhead. Inventories consist of the following:

	September 30, 2005	December 31, 2004
Raw materials	$3,954	$4,070
Work in process	1,027	778
Finished goods	2,812	2,403

	$7,793	$7,251

(7)	Inventory Revaluation and other Special Charges

In July 2004, the Company initiated a new pricing initiative for the TracVision A5 mobile satellite antenna. As a result of the associated price reduction, and in accordance with Accounting Research Bulletin 43, KVH recognized a total of $2,569 in TracVision A5 inventory revaluation and other related pricing initiative losses or costs. Activity within the reserve account accrued loss on TracVision A5 non-cancelable purchase commitments for the nine months ended September 30, 2005 is as follows:

Category	Balance as of December 31, 2004	Additions / Adjustment to the Provision	Current Utilization	Balance as of September 30, 2005
Non-cancelable inventory purchase commitments	$995	$—	$(723)	$272
Other TracVision A5 pricing initiative	2	4	(6)	—

Accrued loss on TracVision A5 non-cancelable purchase commitments	$997	$4	$(729)	$272

(8)	Comprehensive Income

Comprehensive income includes net income (loss) and other comprehensive income (loss). Other comprehensive income includes certain changes in equity that are excluded from net income. Specifically, the effects of unrealized gains or losses on available-for-sale marketable securities are separately included in accumulated other comprehensive income within stockholders’ equity. The Company’s comprehensive income for the periods presented is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Net income (loss)	$674	$(1,597)	$1,927	$(6,417)
Unrealized gain (loss) on available-for-sale securities	(55)	50	(116)	4

Total comprehensive income (loss)	$619	$(1,547)	$1,811	$(6,413)

(9)	Segment Reporting

Under common operational management, KVH designs, develops, manufactures and markets its navigation, guidance and stabilization and mobile satellite communication sensor products for use in a wide variety of applications. Products are generally sold directly to third-party consumer electronic dealers and retailers, consumer product manufacturers, government contractors or directly to U.S. and other foreign government agencies. Primarily, sales originating in North America consist of sales within the United States and Canada and, to a lesser extent, Mexico, Asia/Pacific and some Latin and South American countries. North American sales also include all defense-related product sales throughout the world. Sales originating from KVH’s Denmark office principally consist of sales into Western European countries, including the United Kingdom, France, Italy, and Spain, as well as Russia and certain Middle Eastern countries.

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

	Sales Originating From
	North America	Europe	Total
Three months ended September 30, 2005

Mobile satellite communication sales to the United States and Canada	$9,220	$—	$9,220
Mobile satellite communication sales to Europe	—	1,611	1,611
Mobile satellite sales to other geographic areas	—	98	98
Defense sales to United States and Canada	4,971	—	4,971
Defense sales to Europe	728	—	728
Defense sales to other geographic areas	114	—	114
Intercompany sales	509	13	522

Subtotal	15,542	1,722	17,264
Eliminations	(509)	(13)	(522)

Net sales	$15,033	$1,709	$16,742

Segment net income (loss)	$643	$31	$674
Depreciation and amortization	$437	$14	$451
Total assets	$78,073	$2,120	$80,193

Three months ended September 30, 2004
Mobile satellite communication sales to the United States and Canada	$9,188	$—	$9,188
Mobile satellite communication sales to Europe	—	1,196	1,196
Mobile satellite sales to other geographic areas	—	133	133
Defense sales to United States and Canada	2,676	—	2,676
Defense sales to Europe	519	—	519
Defense sales to other geographic areas	50	—	50
Intercompany sales	811	24	835

Subtotal	13,244	1,353	14,597
Eliminations	(811)	(24)	(835)

Net sales	$12,433	$1,329	$13,762

Segment net income (loss)	$(1,452)	$(145)	$(1,597)
Depreciation and amortization	$509	$11	$520
Total assets	$73,738	$2,198	$75,936

KVH INDUSTRIES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Unaudited, all amounts in thousands except per share amounts)

(9)	Segment Reporting (continued)

	Sales Originating From
	North America	Europe	Total
Nine months ended September 30, 2005
Mobile satellite communication sales to the United States and Canada	$30,749	$—	$30,749
Mobile satellite communication sales to Europe	—	7,139	7,139
Mobile satellite sales to other geographic areas	—	938	938
Defense sales to United States and Canada	11,784	—	11,784
Defense sales to Europe	2,509	—	2,509
Defense sales to other geographic areas	323	—	323
Intercompany sales	4,611	13	4,624

Subtotal	49,976	8,090	58,066
Eliminations	(4,611)	(13)	(4,624)

Net sales	$45,365	$8,077	$53,442

Segment net income (loss)	$1,353	$574	$1,927
Depreciation and amortization	$1,439	$33	$1,472

Nine months ended September 30, 2004
Mobile satellite communication sales to the United States and Canada	$30,731	$—	$30,731
Mobile satellite communication sales to Europe	—	6,230	6,230
Mobile satellite sales to other geographic areas	—	369	369
Defense sales to United States and Canada	6,272	—	6,272
Defense sales to Europe	1,634	—	1,634
Defense sales to other geographic areas	1,055	—	1,055
Intercompany sales	4,342	78	4,420

Subtotal	44,034	6,677	50,711
Eliminations	(4,342)	(78)	(4,420)

Net sales	$39,692	$6,599	$46,291

Segment net income (loss)	$(6,589)	$172	$(6,417)
Depreciation and amortization	$1,490	$31	$1,521

(10)	Business and Credit Concentrations

Significant portions of KVH’s net sales are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Net sales to foreign customers outside the U.S. and Canada	15.2%	13.8%	20.4%	20.1%
Net sales to Camping World, Inc.	**	**	**	10.9%
Net sales to RiverPark, Inc.	**	15.9%	**	11.1%

**	Amounts represent less than 10% of net sales for the respective periods.

(11)	Legal Matters

Between July 21, 2004 and September 15, 2004, eight complaints commencing putative class actions were filed in the U.S. District Court for the District of Rhode Island in which the Corporation and certain of its officers were named as defendants. These complaints were consolidated into a single action entitled Sekuk Global Enterprises v. KVH Industries, Inc., Martin A. Kits van Heyningen and Patrick J. Spratt on October 26, 2004. A consolidated amended class action complaint was filed on November 19, 2004 asserting claims under Sections 11, 12 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 of the Exchange Act on behalf of purchasers of securities of the Corporation in a class period

KVH INDUSTRIES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Unaudited, all amounts in thousands except per share amounts)

(11)	Legal Matters (continued)

between October 1, 2003 and July 2, 2004. The court granted in part and denied in part defendants’ motion to dismiss. On October 14, 2005, defendants answered the consolidated complaint and denied liability and all allegations of wrongdoing.

On August 16, 2004 a complaint commencing a putative shareholder’s derivative action was filed in Rhode Island State Superior Court for Newport County in which certain of the Corporation’s officers and directors were named as defendants, and the Corporation was named as a nominal defendant. The suit, entitled Hamid Mehrvar v. Martin A. Kits van Heyningen, Patrick J. Spratt, Robert W. B. Kits van Heyningen, Arent H. Kits van Heyningen, Mark S. Ain, Stanley K. Honey, Bruce J. Ryan, Charles R. Trimble, and KVH Industries, Inc., asserted a variety of state law claims on behalf of the Corporation, including breach of fiduciary, based on the same general acts or omissions as alleged in the above-mentioned class action in a period between January 2004 and the present. Plaintiff subsequently amended his complaint to extend the period in question to October 2003 to the present. On October 7, 2005 the court dismissed plaintiff’s amended complaint without prejudice. By letter dated October 14, 2005, plaintiff demanded that the Corporation commence litigation for the same acts alleged in the complaint against the directors and senior officers who served during the period October 1, 2003 to the present.

On June 20, 2005, a complaint commencing a putative shareholder’s derivative action was filed in U.S. District Court for the District of Rhode Island in which certain of the Corporation’s officers and directors were named as defendants, and the Corporation was named as a nominal defendant. The suit, entitled Yemin Ji v. Martin A. Kits van Heyningen, Patrick J. Spratt, Robert W.B. Kits van Heyningen, Arent H. Kits van Heyningen, Mark S. Ain, Stanley K. Honey, Bruce J. Ryan, Charles R. Trimble, and KVH Industries, Inc., asserted a claim for violations of the Sarbanes-Oxley Act and a variety of state law claims, including breach of fiduciary, on behalf of the Corporation based on the same general acts or omissions as alleged in the above-mentioned class action in a period between October 2003 and the present. On August 23, 2005, defendants moved the Court to abstain from exercising jurisdiction and dismiss the action as duplicative of the Mehrvar case. The motion is pending.

In May 2005, Electronic Controlled Systems, Inc., d/b/a King Controls, filed a patent infringement suit against KVH in the U.S. District Court for the District of Minnesota (case no. 05-CV-1027). The suit, entitled Electronic Controlled Systems, Inc. d/b/a King Controls v. KVH Industries, Inc., case no. 05-CV-1027, alleges that KVH willfully infringes three patents that relate generally to controlling a satellite dish to acquire a satellite signal, and seeks injunctive relief, enhanced damages and attorneys’ fees. KVH has answered the complaint and asserted its own counterclaims, including claims for false advertising. The suit currently is in the fact discovery phase.

Additionally, in the ordinary course of business, KVH is a party to inquiries, legal proceedings and claims including, from time to time, disagreements with customers and vendors. In the opinion of KVH management and after consultation with counsel, except for those proceedings described above, there are no matters currently pending, which would, in the event of adverse outcome, have a material impact on the Company’s consolidated financial position, results of operations or liquidity.

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

In April 2005, the SEC amended the compliance date for SFAS 123R, which KVH is required to adopt no later than the first quarter of 2006. KVH expects to adopt the new requirements in the first quarter of 2006. KVH has not yet completed the evaluation of the total future impact of adoption of this pronouncement. However, as disclosed in note 2 in the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, KVH would have recorded $573 and $1,470 of expense in the three-month and nine-

KVH INDUSTRIES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Unaudited, all amounts in thousands except per share amounts)

(12)	Recent Accounting Pronouncements (continued)

month periods ended September 30, 2005, respectively, had the provisions of SFAS 123R had been applied. KVH believes the pro forma expense disclosed in note 2 provides a reasonable approximation of the stock-based compensation expense that may be recorded in its consolidated statements of income for the periods presented upon adoption of SFAS 123R if no further change is made to current practices.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The statements included in this quarterly report on Form 10-Q, other than statements of historical fact, are forward-looking statements. Examples of forward-looking statements include statements regarding our future financial results, operating results, business strategies, projected costs, products, competitive positions and plans, customer preferences, consumer trends, anticipated product development, objectives of management for future operations and adoption of new accounting pronouncements. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” or the negative of these terms or other comparable terminology. Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed in the section entitled “Forward Looking Statements – Trends, Risks and Uncertainties.” These and many other factors could affect our future financial and operating results, and could cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by us or on our behalf. The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this report.

Overview

We develop, manufacture and market mobile satellite communications products for the land and marine markets, and navigation, guidance and stabilization products for defense and commercial markets. Our mobile satellite communications products enable customers to receive live digital television, telephone and Internet services in their automobiles, recreational vehicles and marine vessels while in motion. We sell our mobile satellite communications products through an extensive international network of independent retailers, chain stores and distributors, as well as to manufacturers of marine vessels and recreational vehicles. Our defense products include tactical navigation systems that provide uninterrupted navigation and pointing information in a broad range of military vehicles, including tactical trucks (HMMWVs) and combat vehicles. Our defense products also include precision fiber optic gyro-based systems that help stabilize platforms such as gun turrets and radar units, provide guidance for munitions, such as torpedoes, and support a range of commercial and industrial applications. We sell our defense products directly to U.S. and allied governments and government contractors, as well as through an international network of authorized independent sales representatives.

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

Accounts Receivable

Our estimate for allowance for doubtful accounts related to trade receivables is primarily based on specific, historical criteria. We evaluate specific accounts where we have information that the customer may have an inability to meet its financial obligations. We make judgments, based on facts and circumstances, regarding the need to record a specific reserve for that customer against amounts owed to reduce the receivable to the amount that we ultimately expect to collect. We also provide for a general reserve based on an aging analysis of our accounts receivable. We evaluate these reserves on a monthly basis and adjust them as we receive additional information that impacts the amount reserved. If circumstances change, we could change our estimates of the recoverability of amounts owed to us by a material amount. For example, as of September 30, 2005, included in our allowance for doubtful accounts is a specific reserve in the amount of approximately $490,000 to reserve for all outstanding balances of a European distributor that entered into a voluntary liquidation proceeding under local law during 2004 and commenced formal bankruptcy proceedings under local law during June 2005. At the time this reserve was established, our allowance for doubtful accounts substantially increased and our net accounts receivable were reduced accordingly.

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

Income Taxes and Deferred Income Tax Assets and Liabilities

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and net operating loss and tax credit carry forwards. On a quarterly basis, we assess the recoverability of our deferred tax assets by considering whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based on the history of U.S. net operating losses in our ongoing business, we determined that it was more likely than not that portions of the U.S. deferred tax assets are not recoverable and therefore a valuation allowance has been established and maintained. We determined that the remaining deferred tax assets are recoverable based on a tax planning strategy derived from our ability to sell our headquarters property located in Middletown, Rhode Island for the express purpose of generating U.S. taxable income to utilize U.S.

net operating loss carryforwards prior to expiration. This tax planning strategy is not an action that we ordinarily would take but would take, if necessary, to realize tax benefits prior to expiration. The amount of the deferred tax assets considered realizable could change in the future if there are changes in the feasibility of our tax planning strategy or a movement in the estimated unrealized gains associated with our Middletown property. In addition to our tax planning strategy, some portion or all of the previously reserved deferred tax assets could be realized in the future if we generate future U.S. taxable income during the periods in which those temporary differences become deductible.

Results of Operations

The following table provides, for the periods indicated, certain financial data expressed as a percentage of net sales:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Mobile satellite communication sales	65.3%	76.4%	72.7%	80.6%
Defense sales	34.7	23.6	27.3	19.4

Net sales	100.0%	100.0%	100.0%	100.0%

TracVison A5 revaluation charge	—	—	—	5.2
Other cost of sales	57.6	65.9	58.9	64.9

Total cost of sales	57.6	65.9	58.9	70.1

Gross profit	42.4	34.1	41.1	29.9

Operating expenses:
Research and development	10.6	9.9	10.6	10.7
Sales and marketing	20.2	28.8	19.3	25.2
General and administrative	9.3	8.8	8.1	8.3

Total operating expenses	40.1	47.5	38.0	44.2

Operating income (loss)	2.3	(13.4)	3.1	(14.3)
Other income (expense), net	1.8	1.3	1.0	0.6

Income (loss) before income tax expense	4.1	(12.1)	4.1	(13.7)
Income tax (expense) benefit	(0.1)	0.5	(0.5)	(0.2)

Net income (loss)	4.0%	(11.6%)	3.6%	(13.9%)

Three Months Ended September 30, 2005 and 2004

Operating Summary

Net income for the three months ended September 30, 2005 was $0.7 million, or $0.05 per basic and diluted common share, representing a significant improvement from the net loss of ($1.6 million), or ($0.11) per basic and diluted common share, in the three months ended September 30, 2004. The operational improvement was primarily the result of the following changes in 2005:

•	a 21.7% increase in net sales, primarily within our defense product lines;

•	a shift in the total mix of product sales from lower margin land mobile satellite communication products to the relatively higher margin marine satellite communication and defense products;

•	the improved leverage resulting from increased sales volume against relatively fixed manufacturing and overhead costs;

•	continued product cost reductions; and

•	a 7.4 percentage point reduction in operating expenses as a percentage of net sales, primarily within sales and marketing.

Gross profit improved from 34.1% in the third quarter of 2004 to 42.4% in the third quarter of 2005, primarily as a result of the significant increase in sales of our relatively higher-margin marine satellite communication and defense products and the effects of continued manufacturing cost containment initiatives.

Operating expenses as a percentage of revenue improved as a result of increased sales in relation to a fairly stable cost structure, reduced product launch expenses within sales and marketing functions, and controlled spending in our research and development functions. Partially offsetting the decrease in expenses, as a percentage of sales was an increase in general and administrative functions, primarily associated with increased personnel-related expenses and legal and compliance expenses.

Net Sales and Cost of Sales

	Three months ended September 30,		Increase (decrease) ($)	Increase (decrease) (%)
	2005	2004
(In thousands, except for percentages)
Mobile satellite communication sales	$10,929	$10,517	$412	3.9%
Defense sales	5,813	3,245	2,568	79.1

Net sales	$16,742	$13,762	$2,980	21.7

Costs of sales	9,642	9,072	570	6.3

Gross profit	$7,100	$4,690	$2,410	51.4%

Gross margin	42.4%	34.1%	8.3%	24.3%

Net Sales

Sales of our mobile satellite communications products, which include our TracVision family of satellite antenna systems, increased 3.9% to $10.9 million in the 2005 third-quarter period from $10.5 million in the same 2004 period. This increase was primarily attributable to year-over-year unit volume increases throughout almost all of our marine mobile satellite communications product lines. Sales of our TracVision A5 automotive product also increased on a year-over-year basis. The rise in the marine satellite communication product lines reflect increased market penetration of our TracVision and Fleet product offerings in both the North American and European marine markets. In total, third quarter 2005 marine sales increased approximately 30% from the same period of 2004. Largely offsetting the net increase was a 21% decline in our land vehicle products that include our recreational vehicle, or RV products. We believe the declines in our RV products are consistent with a general decrease in end-user demand in both the new U.S. luxury coach markets and the U.S. RV accessory aftermarket, caused by higher fuel prices and rising new-vehicle financing rates. Furthermore, we believe the effects of new competing product offerings and pricing pressure have also impacted RV sales. These RV market conditions are likely to continue over the near term.

Sales of our defense products increased by $2.6 million, or 79.1%, to $5.8 million in the third quarter of 2005 from $3.2 million in the third quarter of 2004. Increases within our TACNAV navigational system products were the largest contributor to the overall defense sales growth and came as a result of a combination of sales to new customers as well as replenishment and expansion orders from existing domestic and foreign customers. Continued sales growth in our fiber optic gyro products, or FOGs, also represented a significant portion of the total increase in defense sales. FOG sales improvements were a result of the continued market penetration of our newer product offerings, including the DSP-3000 and the DSP-4000 fiber optic gyros and the TG-6000, our fiber optic gyro-based inertial measurement unit. To a lesser extent, sales of our compass and sensor products for OEM applications and additional contracted project engineering service revenue also showed aggregate year-over-year growth.

Cost of Sales

Cost of sales consists of direct labor, materials, manufacturing overhead expenses and engineering costs related to customer-funded research and development efforts. Cost of sales increased by $0.6 million, or 6.3%, to $9.6 million in the three months ended September 30, 2005 from $9.1 million in the same period in 2004. The net increase in costs of sales was primarily the result of the 21.7% increase in total sales offset by the following:

•	leveraging of sales increases on relatively fixed manufacturing and overhead costs;

•	a shift in product sales mix towards the relatively higher margin marine satellite communication, TACNAV and FOG product lines;

•	lower actual indirect and fixed manufacturing costs, resulting from improved manufacturing efficiencies, reduced warranty expense and various cost reduction initiatives; and

•	continued purchase price reductions for product components in both the satellite communication product lines and the defense product lines.

Customer-funded research and development costs included in cost of sales were approximately $0.5 million and $0.4 million, respectively, in the three months ended September 30, 2005 and 2004.

Operating Expenses

	Three months ended September 30,		Increase (decrease) ($)	Increase (decrease) (%)
	2005	2004
(In thousands, except for percentages)
Research and development	$1,783	$1,356	$427	31.5%
Sales and marketing	3,377	3,957	(580)	(14.7)
General and administrative	1,556	1,222	334	27.3

Total operating expenses	$6,716	$6,535	$181	2.8%

Research and development expense consists of direct labor, materials, associated overhead expenses, and other direct costs in support of our internally funded product development activities. All internal research and development costs are expensed in the period they are incurred. Total research and development expense increased by $0.4 million, or 31.5%, in the third quarter of 2005 from the same period in 2004. As a percentage of net sales, research and development expense increased modestly to 10.6% in the third quarter of 2005 from 9.9% in the same period in 2004. The aggregate dollar change reflects increases in consulting services and engineering staff, primarily to support the development of current product enhancements, new technologies and new product offerings in both our satellite communications and defense product line families. Except for the effects of adopting the expensing of stock options as compensation in accordance with the provisions of SFAS 123R, effective for the first quarter of 2006, and assuming our revenue remains stable or increases, future research and development expenses as a percentage of revenue are anticipated to remain at or near current levels.

Sales and marketing expense consists primarily of salaries and related expenses for sales and marketing personnel, sales commissions for in-house and third party sales representatives, sales related travel, literature, advertising, trade shows and provisions for doubtful accounts. Sales and marketing expense decreased by $0.6 million, or 14.7%, to $3.4 million in the third quarter of 2005 from $4.0 million in the same period in 2004. As a percentage of net sales, sales and marketing expense decreased to 20.2% in the third quarter of 2005 from 28.8% in the same period in 2004. The dollar decrease was primarily a result of reduced national and direct marketing promotions associated with our A5 and other TracVision land mobile satellite communications products. Scaled-back large account and trade show promotions within the marine and land-mobile markets also contributed to improvement in expenditures. Reduced bad debt expense associated with a large Italian distributor and certain small volume dealers specifically in 2004 also contributed to the overall decrease in sales and marketing expense. Except for the effects of adopting the expensing of stock options as compensation and assuming our revenue remains stable or increases, we anticipate reduced sales and marketing expenses as a percentage of revenue over the next several quarters.

General and administrative expense consists of costs attributable to our general management, finance, accounting, legal, information systems, human resources, and outside professional services. General and administrative expense increased to $1.6 million in the third quarter of 2005 compared to $1.2 million in the same period in 2004. The increase primarily resulted from increased salary, salary-related, and legal costs. As a percentage of net sales, general and administrative expense increased modestly from 8.8% in the third quarter of 2004 to 9.3% in the same period in 2005. Except for the effects of adopting the expensing of stock options as compensation, the unpredictable costs associated with pending litigation, and assuming our revenue remains stable or increases, future general and administrative expense, as a percentage of revenue, is anticipated to decline modestly.

Other Income (Expense) and Income Taxes

	Three months ended September 30,		Increase (decrease) ($)	Increase (decrease) (%)
	2005	2004
(In thousands, except for percentages)
Interest income	$389	$224	$165	73.7%
Interest expense	46	50	(4)	(8.0)
Other income (expense)	40	(10)	50	500.0
Income tax expense (benefit)	13	(64)	77	120.3

Interest income increased to $0.4 million in the third quarter of 2005 from $0.2 million in the same period of 2004. The improvement was the result of higher investment yields stemming from rising interest rates in comparison to the same period in 2004. Decrease in interest expense between 2004 and 2005 was entirely due to a decreasing average principal balance on our outstanding mortgage note payable. Other expense increased primarily as a result foreign currency losses recorded on the translation of cash payments for Euro-denominated sales. Foreign currency losses are consistent with the recent strengthening of the U.S. dollar relative to the Euro.

Income tax expense recorded during the third quarter of 2005 was entirely attributable to profitable statutory results in our Denmark operations. During the third quarter of 2004, a tax benefit was recorded primarily in relation to the decrease in year-to-date profitability of our foreign subsidiary. We recognized no U.S. net income tax expense during the third quarter of 2005 because the resultant U.S. provision for income tax expense was equally offset by U.S. income tax benefits from the utilization of NOL carryforwards that were previously reserved with a valuation allowances. We recognized no U.S. net income tax benefit during the third quarter of 2004 because the recognizable tax benefit was equally offset by a valuation allowance. As a result of our significant deferred tax asset valuation reserve recognized in prior years, any potential future profitability in relation to our U.S. operations over the next several quarters is not expected to produce any significant income tax expense.

Nine Months Ended September 30, 2005 and 2004

Operating Summary

Net income for the nine months ended September 30, 2005, was $1.9 million, or $0.13 per basic and diluted common share, and was significantly improved from the loss of ($6.4 million), or ($0.46) per basic and diluted common share, in the nine months ended September 30, 2004. The operational improvement in the nine-month periods of 2004 and 2005 was primarily the result of the following changes:

•	a 15.4% increase in net sales, primarily within our defense product lines;

•	the exclusion of the 2004, second-quarter, $2.4 million, TracVision A5 lower of cost or market inventory and non-cancelable future purchase commitment revaluation charge;

•	the continued year-to-date shift in the mix of total product sales from the relatively lower margin land satellite communication products to the higher margin marine satellite communication and defense products;

•	the improved leverage resulting from increased sales volume against relatively fixed manufacturing and overhead costs;

•	continued product cost reductions;

•	a 6.2 percentage points of revenue decrease in total operating expenses primarily associated with sales and marketing activities; and

•	a $0.6 million improvement in interest income.

Consistent with results described for the quarters ended September 30, 2005 and 2004, gross profit improved from 29.9% for the first nine months of 2004 to 41.1% in the same period of 2005, primarily as a result of the TracVision A5 revaluation charge recorded during 2004. Also contributing to the gross profit improvement was the continued growth in sales of our relatively higher margin defense and marine satellite communication products and the effects of on going manufacturing cost containment initiatives.

Although the nine-month period sales increased 15.4%, nine-month period total operating expenses decreased by $0.1 million or 0.5%, from $20.4 million in 2004 to $20.3 million in 2005. The aggregate decline in operating expenses was due mostly to reduced new product sales and marketing spending offset partially by increased new product research and development expenses and increases in general and administrative salaries and professional fees. As a percentage of sales, the total operating expenses decreased from 44.2% of revenue in 2004 to 38.0% in 2005. The decrease in costs as a percentage of revenue was due primarily to the leveraging of our operating cost structure against increased sales.

Net Sales and Cost of Sales

	Nine months ended September 30,		Increase (decrease) ($)	Increase (decrease) (%)
	2005	2004
(In thousands, except for percentages)
Mobile satellite communication sales	$38,826	$37,330	$1,496	4.0%
Defense sales	14,616	8,961	5,655	63.1

Net sales	$53,442	$46,291	$7,151	15.4

TracVision A5 revaluation charge	—	2,413	(2,413)	(100.0)
All other costs of sales	31,454	30,044	1,410	4.7

Total cost of sales	31,454	32,457	(1,003)	(3.1)

Gross profit	$21,988	$13,834	$8,154	58.9%

Gross margin	41.1%	29.9%	11.2%	37.5%

Net Sales

Sales of our mobile satellite communications products, particularly in our marine product lines, continued to show growth, increasing 4% between the first nine months of 2004 and the first nine months of 2005. This increase was primarily attributable to year-over-year unit volume increases throughout most of our marine mobile satellite communications product lines, particularly the TracVision and Fleet product offerings in both North America and Europe. In total, 2005 nine-month period marine sales increased approximately 17% from the same period in 2004. Except for a substantial decline in our RV-specific product offerings, total mobile satellite communications sales of $38.8 million reflect increased market penetration of our newer products, including the TracVision A5, our general expansion within the global marine satellite communications markets, and increased sales to large distributors and manufacturers, particularly in Europe. We believe sales decreases within our RV product lines are consistent with a recent general decrease in end-user demand in both the new U.S. luxury coach markets as well as the U.S. RV accessory aftermarket. As previously mentioned, we believe the decline in the RV markets is associated with higher fuel prices compounded with rising new-vehicle financing rates. Furthermore, we believe the effects of new competing product offerings and pricing pressure have also impacted RV sales.

Sales of our defense products increased by $5.7 million, or 63.1%, from the first nine months of 2004 to the first nine months of 2005. Increases within our TACNAV navigational system product lines were the largest contributor to the overall defense sales growth and came as a result of a combination of sales to new customers as well as replenishment and expansion orders from existing customers. The continued market acceptance and expansion of our new DSP-3000 and the DSP-4000 fiber optic gyros and the TG-6000, our fiber optic gyro-based inertial measurement unit and additional contracted project engineering service revenue, also contributed to the year-over-year defense sales growth.

Cost of Sales

Total cost of sales for the nine months ended September 30, 2005 decreased by $1.0 million, or 3.1%, to $31.4 million from $32.4 million in the same period in 2004. Excluding the $2.4 million TracVision A5 lower of cost or market inventory and non-cancelable future purchase commitment revaluation charge recorded during 2004, all other cost of sales for the nine months increased $1.4 million, or 4.7%. Increases in the other costs of sales were consistent with those described in the three-month periods ended September 30, 2005 and 2004 and generally resulted from the 15.4% increase in sales offset by the following:

•	leveraging of sales increases on relatively fixed manufacturing and overhead costs;

•	a shift in product mix towards the relatively higher-margin marine satellite communication and defense-related products;

•	lower actual indirect and fixed manufacturing costs from improved manufacturing efficiencies, reduced warranty expenses and various cost reduction initiatives; and

•	continued purchase price reductions for product components in both the satellite communication product lines and the defense product lines.

Customer-funded research and development costs included in cost of sales were approximately $1.2 million and $0.8 million, respectively, in the nine months ended September 30, 2005 and 2004.

Operating Expenses

	Nine months ended September 30,		Increase (decrease) ($)	Increase (decrease) (%)
	2005	2004
(In thousands, except for percentages)
Research and development	$5,659	$4,975	$684	13.7%
Sales and marketing	10,347	11,620	(1,273)	(11.0)
General and administrative	4,322	3,849	473	12.3

Total operating expenses	$20,328	$20,444	$(116)	(0.6)%

Total research and development expense increased by $0.7 million, or 13.7%. As a percentage of net sales, year-to-date research and development expense remained steady at less than 11% in both nine-month periods in 2005 and 2004. The aggregate dollar increase reflects increases in consulting services and engineering staff, primarily to support the development of product extensions, new technologies and new product offerings in both our satellite communications and defense product line families.

Sales and marketing expense decreased by $1.3 million, or 11.0%. As a percentage of net sales, sales and marketing expense decreased to 19.3% in the first nine months of 2005 from 25.2% in the same period in 2004. The expense decrease was primarily a result of reduced national and direct marketing promotions associated with our TracVision A5 and other land mobile satellite communications products. Also contributing to the decrease was a significant reduction in large account and trade show promotions within the marine and land-mobile markets. To a lesser extent, reduced bad debt expense associated with a large Italian distributor and certain small volume dealers specifically in 2004 also contributed to the overall decrease in sales and marketing expense.

General and administrative expense increased by $0.5 million, or 12.3%. As a percentage of net sales, general and administrative expense declined modestly but still remained at approximately 8% in both nine-month periods in 2005 and 2004. Salary, salary-related and accounting compliance expenses made up the majority of our general and administrative cost increases. Partially offsetting the total increase was a reduction in legal and other professional fees.

Other Income (Expense) and Income Taxes

	Nine months ended September 30,		Increase (decrease) ($)	Increase (decrease) (%)
	2005	2004
(In thousands, except for percentages)
Interest income	$1,018	$419	$599	143.0%
Interest expense	145	141	4	2.8
Other expense	360	11	349	3,172.7
Income tax expense	246	74	172	232.4

Interest income in the nine-month period ended September 30, 2005 increased $0.6 million from the comparable period in 2004. The improvement was entirely the result of higher investment yields stemming from the current rising interest rate environment. Interest expense remained consistent with 2004 balances while other expense increased $0.3 million, primarily as a result of realized foreign exchange losses on U.S. dollar translation on Euro-based sales. Foreign currency losses are consistent with the recent strengthening of the U.S. dollar relative to the Euro.

In the nine months ended September 30, 2005 and 2004, we recorded foreign income tax provisions of approximately $0.2 million and $0.1 million, respectively. The increase was entirely related to the increase in profitability of our Denmark foreign subsidiary. No tax provision was recorded in our U.S. operations for the nine months ended September 30, 2005 and 2004 for the same reasons described above for the three months ended September 30, 2005 and 2004.

Liquidity and Capital Resources

We have historically funded our operations from product sales, net proceeds from public and private equity offerings, bank financings, proceeds received from exercises of warrants and stock options, and to a lesser extent, equipment leasing and financing arrangements. On February 13, 2004, we completed an underwritten public offering of 2.75 million shares of our common stock at $18.75 per share. We received net proceeds of approximately $48.0 million after deducting all associated offering expenses. As of September 30, 2005, we had $49.4 million in cash, cash equivalents and marketable securities, and $61.1 million in working capital.

For the nine months ended September 30, 2005, cash flow from our operations approximated $4.7 million. Cash flow provided by operations, as reconciled from our net income of $1.9 million for the nine months ended September 30, 2005 included non-cash positive adjustments of $1.5 million for depreciation and amortization and $0.2 million for deferred income taxes. Net cash provided by operating activities during the first nine months of 2005 also included the following:

•	a $1.7 million addition to cash resulting from an increase in accounts payable and accrued expense balances primarily due to the timing of payments; and

•	a $0.5 million decrease in cash resulting from increases in inventory due to the continued expansion of our product offerings as well as additions to stocking levels in anticipation of future sales growth.

Net cash used in investing activities was $1.8 million for the nine months ended September 30, 2005, and was primarily due to $1.4 million in purchases of manufacturing and other capital equipment. Capital purchases primarily related to replacement of obsolete equipment and new equipment purchases in support of our sales growth and development activities within both the satellite communications and defense product lines. Also contributing to the net cash used in investing activities was the reinvestment of a net $0.3 million into longer-term marketable securities in order to take advantage of higher available interest yields.

Net cash provided by financing activities was $0.6 million for the nine months ended September 30, 2005 and primarily resulted from cash received from the purchase of our common stock through our employee stock option and employee stock purchase programs. Total stock option proceeds were partially offset by principal payments on outstanding long-term debt obligations.

Currently, we have a revolving loan agreement with a bank that provides for a maximum available credit of $15.0 million and expires on July 17, 2006. We pay interest on any outstanding amounts at a rate equal to, at our option, LIBOR plus 2.0%, or the greater of the Federal Funds Effective Rate plus 0.5% or the bank’s prime interest rate. We pay monthly fees at an annual rate of 0.25% on the first $10.0 million of the unused portion of the loan facility. The loan facility advances funds using an asset availability formula based upon our eligible accounts receivable and inventory balances, less a fixed reserve amount. We may terminate the loan agreement prior to its full term without penalty, provided we give 30 days advance written notice to the bank. As of September 30, 2005, no borrowings were outstanding under the facility.

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

We believe that the $49.4 million we hold in cash, cash equivalents and marketable securities, together with our other existing working capital, will be adequate to meet planned operating and capital requirements through the foreseeable future. However, as the need or opportunity arises, we may seek to raise additional capital through public or private sales of securities or through additional debt financing. There are no assurances that we will be able to obtain any additional funding or that such funding will be available on terms acceptable to us.

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

In March 2005, the SEC issued Staff Accounting Bulletin No. 107 or SAB 107, which provides interpretative guidance in applying the provisions of SFAS 123R.

In April 2005, the SEC amended the compliance date for SFAS 123R, which we are required to adopt no later than the first quarter of 2006. We expect to adopt the new requirements in the first quarter of 2006. We have not yet completed our evaluation of the total future impact of adoption of this pronouncement. However, as disclosed in note 2 in the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, we would have recorded approximately $0.6 million and $1.5 million of expense in the three-month and nine-month periods ended September 30, 2005, respectively, had the provisions of SFAS 123R been applied. We believe the pro forma expense disclosure provides a reasonable approximation of the stock-based compensation expense that may be recorded in our consolidated statements of income for the periods presented upon adoption of SFAS 123R if no further change is made to current practices.

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

We may not be profitable in the future.

We have a history of variable profitability from operations. Although we generated net income during seven of the last eleven fiscal quarters, we incurred net losses of $6.1 million in 2004 and $1.5 million in both of 2003 and 2002. As of September 30, 2005, we had an accumulated deficit of $15.5 million.

The market for our mobile satellite TV products for minivans, SUVs and other passenger vehicles is still new and emerging, and our business may not grow as we expect.

We began shipping the TracVision A5 in September 2003. It was the first commercially available, low-profile mobile satellite TV antenna practical for use on minivans, SUVs and other passenger vehicles. Accordingly, the market for this product remains new and emerging. Consumers may not respond favorably to live satellite TV in passenger vehicles, and the market may not accept the TracVision A5. The early stages of development of this market make it difficult for us to predict customer demand accurately. For example, although sales of the TracVision A5 have grown between 2004 and 2005, the sales trend is still below our original expectations. We have, at times, previously experienced temporary issues related to our production process and availability of adequate component supply. Although we believe we have successfully addressed the issues that have arisen, similar issues or other latent defects in the TracVision A5 could adversely affect sales.

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

Our effort to enter the OEM market for embedded mobile satellite TV products may not be successful.

We recently announced that we intend to support factory installation of an embedded version of our TracVision A5 mobile satellite TV antenna for automobiles. Our efforts to enter this market may not be successful. In particular, there are a wide range of vehicle roof designs, environmental requirements and performance standards that our new product will have to address, and we may encounter unanticipated difficulties in designing antennas that will satisfy all of the unique requirements of various vehicle configurations. In addition, our success in entering this market will depend in part on the close cooperation of vehicle manufacturers, and we cannot be certain that we will obtain the necessary cooperation. Because different vehicles may require different designs, our manufacturing efficiency for these embedded antennas may be lower and we may generate lower margins than for the TracVision A5. The expenses we expect to incur in pursuing this market may have an adverse effect on our results of operations.

We expect that others will introduce competing mobile satellite TV antennas for automobiles.

When we began shipping our TracVision A5 in September 2003, it was the only commercially available, low-profile mobile satellite TV antenna for use on minivans, SUVs and other passenger vehicles. Any advantage we may have had by being the first to market such a product may erode as others enter this market. For example, RaySat has announced its first shipment of a phased-array satellite antenna for automobiles. Audiovox has indicated that it also expects to offer the RaySat antenna as an Audiovox-branded product. Winegard has also announced its intention to offer an in-motion automotive satellite TV antenna. In addition, SIRIUS Satellite Radio announced in January 2005 that it intends to introduce in 2006 a service offering several streaming video channels through SIRIUS’ existing satellite radio system. In January 2005, Delphi Corp., a prominent supplier of automotive parts, announced a new agreement with Comcast Corporation to work together to develop ways to allow users to select video content and transfer it to an in-vehicle entertainment system. No details were provided as to the time frame for a possible product. These competing satellite antenna products may have a slightly lower profile and customers may delay purchasing the TracVision A5 in anticipation of the release of any of these products. Competition from any of these products could impair our ability to sell the TracVision A5 and may force us to reduce the price of the TracVision A5. Moreover, Delphi’s long-term relationships with automobile manufacturers may give it a significant advantage in selling mobile satellite TV antennas to those manufacturers.

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

High fuel prices can adversely affect sales of our mobile satellite communications products.

Fuel prices have been high and may remain high or increase in the foreseeable future. High fuel prices tend to have a disproportionate impact on the larger vehicles and vessels for which our mobile satellite communications products are designed, such as marine vessels, recreational vehicles and SUVs, because they consume relatively large quantities of fuel. We believe the increased cost of operating these vehicles and vessels is adversely affecting demand for our mobile satellite communications products, as some consumers appear to be reducing purchases of these vehicles or spending discretionary funds on operating costs rather than our products.

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

Our fiber optic products have commercial applications where mobile communication, navigation, stabilization and precision pointing are required. For example, our fiber optic gyros have been used in commercial applications such as train location control and track geometry measurement systems, industrial robotics, and stabilization of TV cameras. We may not be successful in further developing and marketing our fiber optic products for commercial uses, which might limit the overall net sales of these products and limit our profitability accordingly.

Shifts in our product mix toward our mobile satellite communications products may reduce our overall gross margins.

Our mobile satellite communications products have historically had lower product margins than our defense products. Through the first nine months of 2005, sales of our defense products have grown at a substantially higher rate than our overall sales growth. However, during 2004, sales of our defense products declined compared to 2003. If the current shift in the product sales mix of satellite communications and defense products were to reverse, we could return to lower gross margins in the future.

We depend on others to provide programming for our TracVision products, Internet access for our TracNet products, and telephone, fax and data services for our TracPhone products.

Our TracVision products include only the equipment necessary to receive satellite television services; we do not broadcast satellite television programming. Instead, customers must obtain programming from another source. We currently offer marine and land mobile TracVision products compatible with the DIRECTV and DISH Network services in the continental United States, the ExpressVu service in Canada and various other regional services in other parts of the world. Our TracVision A5 currently offers access to only the DIRECTV service in the continental United States. Although DIRECTV is offering its TOTAL CHOICE Mobile programming package at a price that we think should be attractive to consumers, DIRECTV has no obligation to continue to offer that package at the current price or at all. If customers become dissatisfied with the programming, pricing, service, availability or other aspects of this satellite television services product or if any one or more of these services becomes unavailable for any reason, we could suffer a substantial decline in sales of our TracVision products. The companies that operate these services have no obligation to inform us of technological or other changes, including discontinuation of the service, which could impair the performance of our TracVision products.

Our TracPhone and TracNet products currently depend on satellite services provided by third parties. We rely on Inmarsat for satellite communications services for our TracPhone products. We rely on Telemar for TracNet service in Europe. As of August 31, 2005, Bell ExpressVu, our TracNet service provider in North America elected to discontinue its broadband service. We therefore have withdrawn the TracNet product from the U.S. market and now provide a terrestrial-based alternative service for TracNet systems already in use.

If any of our vendors were unable to fulfill their obligations, we would need to seek alternate suppliers or solutions. In that case, we may be required to retrofit or upgrade hardware and software as necessary to ensure the continued operation of the affected products. We may incur significant delays and expenses in our efforts to make the necessary changes and those efforts may be unsuccessful. Moreover, we may not be successful in identifying and entering into appropriate agreements with replacement suppliers on commercially reasonable terms, which would impair our ability to offer the affected products. Similarly, we may lose the goodwill of existing customers if any currently installed products cease to work for any extended period. Any such outcome could lead to a substantial reduction in sales.

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

We obtain many key components for our products from third-party suppliers, and in some cases we use a single or a limited number of suppliers. Any interruption in supply could impair our ability to deliver our products until we identify and qualify a new source of supply, which could take several weeks, months or longer and could increase our costs significantly. In general, we do not have written long-term supply agreements with our suppliers but instead purchase components through purchase orders, which expose us to potential price increases and termination of supply without notice or recourse. We do not generally carry significant inventories of product components, and this could magnify the impact of the loss of a supplier. If we are required to use a new source of materials or components, it could also result in unexpected manufacturing difficulties and could affect product performance and reliability.

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

Our operating performance depends significantly on general economic conditions. Net sales of our satellite communications products are largely generated by discretionary consumer spending, and demand for these products could demonstrate slower growth than we anticipate as a result of regional and global economic conditions. Consumer spending tends to decline during recessionary periods and may decline at other times. Consumers may choose not to purchase our mobile satellite communications products due to a perception that they are luxury items. As global and regional economic conditions change, including the general level of interest rates, rising oil prices and end demand for durable consumer products, demand for our products could be adversely affected.

If we are unable to improve our existing mobile satellite communications and defense products and develop new, innovative products, our sales and market share may decline.

The markets for mobile satellite communications products and defense navigation, guidance and stabilization products are each characterized by rapid technological change, frequent new product innovations, changes in customer requirements and expectations and evolving industry standards. If we fail to make innovations in our existing products and reduce the costs of our products, our market share may decline. Products using new technologies, or emerging industry standards, could render our products obsolete. If our competitors successfully introduce new or enhanced products that eliminate technological advantages our products may have in a certain market or otherwise outperform our products, or are perceived by consumers as doing so, we may be unable to compete successfully in the markets affected by these changes. For example, other companies have either announced their intentions or have begun to offer low-profile in-motion satellite antennas or alternative means for providing mobile entertainment. These products will compete with our TracVision A5 and may offer more attractive performance, pricing and other features.

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

We utilize a tax planning strategy as provided for under accounting principles generally accepted in the United States as a means of supporting the realizable nature of our deferred tax assets. The strategy involves our ability to sell our Middletown, Rhode Island headquarters facility in order to generate taxable income for the sole purpose of utilizing our capitalized tax loss carryforwards before they expire. The determination of taxable income, and therefore supportable deferred tax asset value, is based upon the difference between the property’s estimated fair market value and our tax basis, less an adjustment for strategy implementation costs. Accordingly, the estimated net realizable value of our deferred tax asset is highly correlated to property values in and around the Middletown, Rhode Island area and therefore subject to changes in property value and or assumptions used in the valuation process. This fair market value subjectivity may cause us to record significant increases or decreases to our deferred tax assets during the fourth quarter of each year, since we have historically evaluated our deferred tax asset during that period.

The strategy represents an action that we ordinarily would not take, but could take, if necessary, to realize an estimated $3.4 million in U.S. deferred tax assets or the equivalent of approximately $8.9 million in estimated net taxable income as of September 30, 2005.

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

Our stock price has been volatile. From January 1, 2004 to September 30, 2005, the trading price of our common stock ranged from $6.61 to $27.75. Many factors may cause the market price of our common stock to fluctuate, including:

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk exposure is in the area of foreign currency exchange risk. We are exposed to currency exchange rate fluctuations related to our subsidiary operations in Denmark. Certain functions in Denmark are transacted in the Danish Krone or Euro, yet reported in the U.S. Dollar, the functional currency. For foreign currency exposures existing at September 30, 2005, a 10% unfavorable movement in the foreign exchange rates for our subsidiary location would not expose us to material losses in earnings or cash flows.

From time to time, we purchase foreign currency forward exchange contracts generally having durations of no more than 4 months. These forward exchange contracts are intended to offset the impact of exchange rate fluctuations on intercompany payments due from our foreign subsidiary. Forward exchange contracts are accounted for as cash flow hedges and are recorded on the balance sheet at fair value until executed. Changes in the fair value are recognized in earnings. As of September 30, 2005, there were four outstanding forward contracts to purchase approximately $0.81 million at an average Euro to U.S. Dollar conversion rate of 1.21. Total gain recognized on those four outstanding derivative instruments as of September 30, 2005 was approximately $20,000.

The primary objective of our investment activities is to preserve principal and maintain liquidity, while at the same time maximize income. We have not entered into any instruments for trading purposes. Some of the securities that we invest in may have market risk. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, investment grade asset-backed corporate securities, money market funds and government, government agency and non-government debt securities. A hypothetical 100 basis-point increase in interest rates would result in an approximate $31,000 decrease in the fair value of our investments as of September 30, 2005. However, due to the conservative nature of our investments, the relatively short duration of their maturities, our ability to either convert some or all of our long-term investments to less interest rate-sensitive holdings or hold most securities until maturity, we believe interest rate risk is mitigated. As of September 30, 2005, approximately 80% of the $35.6 million classified as available-for-sale marketable securities will mature or reset within one year. We do not invest in any financial instruments denominated in foreign currencies. Accordingly, interest rate risk is not considered material.

To the extent that we borrow against our variable-rate credit facility, we will be subject to interest rate risk. There were no borrowings outstanding at September 30, 2005.

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

Changes in Internal Control over Financial Reporting

During the three and nine months ended September 30, 2005, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are a defendant in a class action lawsuit in the U.S. District Court for the District of Rhode Island in which we and certain of our officers are named as defendants. The suit asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 under that statute, as well as claims under Sections 11, 12(a)(2) and 15 under the Securities Act of 1933, on behalf of purchasers of our securities in the period October 1, 2003 and July 2, 2004. The Teamsters Affiliates Pension Plan has been appointed lead plaintiff. This matter consolidates into one action eight separate complaints filed between July 24, 2004 and September 15, 2004. On January 14, 2005 the defendants filed a motion to dismiss the consolidated complaint for failure to state a claim upon which relief can be granted. The court denied this motion in part and granted it in part. On October 14, 2005 we answered the Consolidated Complaint and denied liability and all allegations of wrongdoing.

On August 16, 2004, Hamid Mehrvar filed a shareholder’s derivative action in the Rhode Island State Superior Court for Newport County against us and certain of our officers and directors. The amended complaint asserts state law claims on our behalf arising between October 1, 2003 and the present in connection with the allegations set forth in the class action complaints in the U.S. District Court described above. On October 7, 2005 the court dismissed Mehrvar’s amended complaint without prejudice. By letter dated October 14, 2005, plaintiff delivered a demand that we commence litigation for the same acts alleged in his complaint against the directors and senior officers who served during the period October 1, 2003 to the present.

On June 20, 2005 Yemin Ji filed a shareholder’s derivative action in the U.S. District Court for the District of Rhode Island against us and certain of our officers and directors, asserting certain federal and state law claims on our behalf arising between October 6, 2003 and the present in connection with the same allegations set forth in the class action and Mehrvar complaints described above. On August 23, 2005, we moved the Court to abstain from exercising jurisdiction and dismiss the action as duplicative of the Mehrvar case. The motion is pending.

In May 2005, Electronic Controlled Systems, Inc., d/b/a King Controls, filed a patent infringement suit against KVH in the U.S. District Court for the District of Minnesota. The three asserted patents relate generally to controlling a satellite dish to acquire a satellite signal. The complaint alleges that KVH willfully infringes the patents and seeks injunctive relief, enhanced damages and attorneys’ fees. KVH has denied the allegations and asserted counterclaims, including claims for false advertising. This litigation is in the discovery phase.

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

Date: November 9, 2005

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