Form 10-K
period 2005-12-31
KVH INDUSTRIES INC \DE\
filed 2006-03-16
CIK 1007587

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended: December 31, 2005

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

Common Stock, $0.01 par value per share

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-acceleratedfiler ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2005, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $134,731,430 based on the closing sale price of $9.25 per share as reported on the Nasdaq National Market.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock.

Class	Outstanding at March 13, 2006
Common Stock, $0.01 par value per share	14,746,901 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Definitive Proxy Statement for the 2006 Annual Meeting of Stockholders	Part III

i

PART I

ITEM 1.	Business

Forward-Looking Statements

In addition to historical facts, this annual report contains forward-looking statements. Forward-looking statements are merely our current predictions of future events. These statements are inherently uncertain, and actual events could differ materially from our predictions. Important factors that could cause actual events to vary from our predictions include those discussed in this annual report under the headings “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and “Item 1A.-Risk Factors.” We assume no obligation to update our forward-looking statements to reflect new information or developments. We urge readers to review carefully the risk factors described in this annual report and in the other documents that we file with the Securities and Exchange Commission. You can read these documents at www.sec.gov.

Additional Information Available

Our principal Internet address is www.kvh.com. Our website provides a hyperlink to a third-party website through which our annual, quarterly, and current reports, as well as amendments to those reports, are available free of charge. We believe these reports are made available as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC. We do not provide any information regarding our SEC filings directly to the third-party website, and we do not check its accuracy or completeness.

Introduction

We develop, manufacture and market mobile communications products for the land and marine markets and navigation, guidance and stabilization products for defense and commercial markets. Our expertise in mobile satellite antenna, digital compass and fiber optic gyro technologies has enabled us to lower the cost, decrease the size and improve the performance of our products. Our research and development, manufacturing and quality control capabilities have enabled us to meet the demanding standards of our military, consumer and commercial customers for performance and reliability. This combination of factors has allowed us to increase our penetration of existing markets and enter new markets.

We are a leading provider of mobile communications products, such as our TracVision, TracPhone and TracNet systems, that enable customers to receive live digital television, telephone and Internet services in their automobiles, recreational vehicles and marine vessels while in motion via satellite and wireless services. We sell our mobile communications products through an extensive international network of retailers, distributors and dealers. In January 2006, we announced an agreement with Microsoft to bring high-speed Internet access and MSN TV service to cars, boats, and recreational vehicles, thereby expanding our ability to support mobile Internet and supplement our existing mobile satellite product lines.

Our defense products include tactical navigation systems that provide uninterrupted navigation and pointing information in a broad range of military vehicles, including tactical trucks (HMMWVs) and light armored vehicles. We also offer precision fiber optic gyro-based systems that help stabilize platforms, such as gun turrets and radar units, and provide guidance for munitions. We sell our defense products directly to U.S. and allied governments and government contractors, as well as through an international network of authorized independent sales representatives. Our fiber optic products are also used in such commercial applications as train track geometry measurement systems, industrial robotics, optical stabilization, autonomous vehicles, and undersea remotely operated submersibles.

Our Solutions

Mobile Communications

We believe that there is an increasing demand for mobile access to live media and information on the move. Our objective is to connect mobile users to the satellite TV, communications, and Internet services they wish to use by utilizing the best available and most appropriate data sources, such as satellite broadcasts or wireless service. We have developed a comprehensive family of products marketed under the TracVision, TracPhone and TracNet brand names that use a range of technologies to address the unique needs of our communications markets. Our products use sophisticated robotics, stabilization and control software, sensing technologies, 12-volt integration, and advanced antenna designs to offer the following benefits:

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

Wide range of products for the mobile user. We provide mobile satellite communications products for a variety of vehicles in the land mobile market, which includes luxury motor coaches, buses, recreational vehicles, trucks, and automobiles, as well as a variety of vessels in the marine market, which includes commercial shipping vessels, commercial fishing vessels, merchant ships, and yachts. We developed our earliest products for the luxury yacht market and have succeeded in reducing the size and cost of our products for introduction into the land market. Initially we focused on larger vehicles like motor coaches, but we subsequently added support for passenger vehicles. Our TracVision A5 brings satellite television to automobiles using a patented, low-profile antenna system that currently provides in-motion satellite television in most of the continental United States using the DIRECTV service. Our entry into the automotive arena was facilitated by our hybrid phased-array antenna technology. We are currently investigating opportunities to transfer our commercial mobile satellite antenna technology into military applications, including small, affordable, high-bandwidth antennas suitable for military vehicles.

Access to mobile, two-way Internet, e-mail, and MSN TV communication. We currently support global broadband Internet access in the marine marketplace through the use of our TracPhone satellite communication antennas and the Inmarsat satellite services. In January 2006 we announced our intention to bring to market by mid-2006 a mobile Internet system suitable for cars, recreational vehicles, and boats in cooperation with Microsoft’s MSN TV division. The planned system will use evolution-data optimized (EVDO) high-speed cellular data services to provide two-way access to the Internet and the MSN TV service. EVDO is currently available in more than 170 metropolitan areas and continues to expand. Should users be outside the EVDO coverage area, a slower speed cellular service will continue to provide uninterrupted accessibility. For recreational vehicles and marine vessels that may travel beyond the range of a typical EVDO antenna, we anticipate offering external, amplified antennas to increase the reception range of the mobile Internet system.

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

Defense

We offer a portfolio of digital compass- and fiber optic gyro-based systems that address the rigorous requirements of military customers for precision navigation, guidance and stabilization. Our systems offer:

Reliable, continuously available navigation and guidance. Our systems provide an unjammable source of reliable, easy-to-use and continuously available navigation and pointing data. For example, our TACNAV system can tell a vehicle driver in which direction to steer to reach a certain target, how much farther to the destination, and whether or not the vehicle is on course. Because our digital compass products measure the earth’s magnetic field rather than detect satellite signals from the global positioning system (GPS), they are not susceptible to GPS jamming devices. Our new fiber optic gyro-based inertial measurement unit product, or IMU, enhances the accuracy of guided underwater munitions. This IMU, along with our core fiber optic technology, also has potential commercial and industrial applications.

Compatibility with a wide range of vehicles and platforms. We offer variants of our TACNAV system using both our fiber optic gyros and digital compasses, providing low-cost, integrated tactical navigation solutions for military vehicles ranging from tactical trucks to combat vehicles. TACNAV systems address the varying operational requirements of different vehicles, such as turret pointing on a tank and vehicle navigation on a combat support vehicle. We also offer several fiber optic gyro-based products that support stabilization applications, such as stabilization of turrets, optical targeting systems, radar and communication antennas in both the military and commercial markets.

Integration and aggregation of data from on-board systems. Our navigation systems function as standalone tools and also aggregate, integrate and communicate critical information from a variety of on-board systems. TACNAV can receive data from systems such as the vehicle’s odometer, military and commercial GPS devices, laser rangefinders, turret angle indicators and laser warning systems. TACNAV can also output this data to an on-board computer for retransmission through the vehicle’s communications systems to a digital battlefield management application. We have also demonstrated to the U.S. Army an early prototype of a new TACNAV system that successfully combined TACNAV with satellite communication technology, potentially enabling TACNAV to communicate directly with digital battlefield management applications.

Our Products

We offer a broad array of products to address the needs of a variety of customers in the markets for mobile communications and defense navigation, guidance and stabilization.

Mobile Communications Products

Our mobile communications products include our TracVision, TracPhone and TracNet products, which offer satellite television and voice, fax, data and Internet communications to customers in the land mobile and marine markets. We began to offer both our first KVH-branded mobile satellite communications product, the TracPhone K2, and our first mobile satellite TV antenna, the TracVision, in 1995. Since that time, we have expanded our product offerings to include more than 15 different mobile satellite communications products. Our mobile satellite communications antennas are housed in impact-resistant domes to protect them from inclement weather or debris.

Land. We design, manufacture, and sell a range of TracVision satellite TV antenna systems for use on a broad array of vehicles. Our land satellite business comprises two principal vehicle classes and opportunities: automotive and RV/truck.

In the automotive market, we offer the TracVision A5, which uses hybrid phased-array antenna technology to provide in-motion reception of satellite TV programming in the continental United States using the DIRECTV service. Our TracVision A5 product includes a mobile satellite communications antenna and a 12V receiver designed specifically for the automotive environment to convert the satellite signal into a video stream. The TracVision A5 stands approximately five inches high and mounts either to a vehicle’s roof rack or directly to the vehicle’s roof, making it practical for use aboard minivans, SUVs and other passenger vehicles. The antenna’s hybrid phased-array technology integrates 260 small antenna elements across a flat surface, mechanically rotates that surface horizontally and uses an electronic “lens” to bend the satellite signal so that the broadcast energy strikes each of the individual elements at closer to a perpendicular angle. The separate signals from each small antenna element are then combined to create a single data stream. In January 2005, DIRECTV introduced its TOTAL CHOICE MOBILE satellite TV programming package for automotive applications. At this time, we are the only company authorized by DIRECTV to sell, promote, and activate mobile users for the TOTAL CHOICE MOBILE programming package. In April 2005, Cadillac endorsed the TracVision A5 as a dealer-installed accessory option for the Cadillac Escalade. Since that time, a limited number of Cadillac dealers have elected to offer the TracVision A5 as an option during a new car purchase.

In the RV/truck market, we offer a line-up of our TracVision satellite TV products, including products intended for both stationary and in-motion use. In November 2005, we announced the overhaul of our RV product line, phasing out our older analog systems in favor of the digital TracVision R-series. These antennas offer automatic satellite switching and integrated compatibility with the international DVB (Digital Video Broadcast) standard at price points traditionally reserved for our older analog systems, which offered fewer features. The 14.5-inch high in-motion TracVision R5 and stationary automatic TracVision R4, which began shipping in December 2005, use an elliptical parabolic antenna to reduce the antenna’s profile to address height restrictions on the road. The in-motion TracVision R6, which is expected to begin shipping in the spring of 2006, will serve as the premier product of our RV-specific offerings. This new system is expected to incorporate a number of innovations, including a high-efficiency antenna that is expected to reduce the product profile to 12.5 inches high while offering reception comparable to the larger systems, integrated GPS for faster satellite acquisition, and electronic dew elimination technology. In addition to sales through aftermarket dealers, we sell our TracVision products to original equipment manufacturers for factory installation on new vehicles. Each of these systems works with a range of service providers, including DIRECTV, DISH Network, and other regional service providers. Although initially designed for automotive applications, the TracVision A5 is now also sold within the RV marketplace to provide access to DIRECTV programming in in-motion applications and for vehicles with height restrictions that could prevent them from safely using a satellite TV antenna based on parabolic technology, and/or where the accumulation of moisture on the outer surface of the antenna’s radome is not a concern.

Marine. In the marine market, we offer a range of mobile satellite TV and communications products. Our marine TracVision satellite TV antennas vary in size from a lower-profile elliptical parabolic system similar to those offered for use on RVs to 14.5-, 18-, and 24-inch diameter round antennas. Our largest marine satellite TV system is the TracVision G8, which includes a 32-inch carbon fiber antenna for greater range and efficiency. In October 2005, we introduced the TracVision M3, the world’s smallest stabilized marine satellite TV system. Historically, marine satellite TV use has generally been limited to vessels longer than 40 feet due to the size of the antennas themselves. However, with reception comparable to larger 18-inch diameter antennas, our high-efficiency TracVision M3 is designed for vessels 25 to 40 feet in length, which we believe is a largely untapped market opportunity. The TracVision M3 system also includes an integrated 12-volt marine receiver for DIRECTV service, and an RF remote control for convenient operation and flexibility in the choice of installation locations.

Our TracPhone products provide in-motion access to global satellite communications offered by Inmarsat, a satellite service provider that supports links for phone, fax and data communications as fast as 128 Kbps, or kilobits per second. The TracPhone F77, F55 and F33 antennas use the new Inmarsat Fleet service to offer voice as well as high-speed Internet service, while our TracPhone 252 antenna offers lower-cost voice and low-speed data services via the Inmarsat mini-M service. The TracPhone F77, F55 and F33 are manufactured by Thrane & Thrane A/S of Denmark and distributed exclusively by us in North America under the KVH TracPhone label and distributed in other markets on a non-exclusive basis.

Broadband Internet and MSN TV Products. In addition to the global Internet access offered by our Inmarsat-compatible TracPhone systems, we also manufacture Internet-specific products for boats, RVs, and automobiles. Our TracNet 3.0 product provides mobile broadband Internet access in Europe, where Internet-via-satellite is a relatively common method for Internet service. TracNet 3.0 uses one of our TracVision antennas to receive broadband downloads of Internet data and either a cellular or satellite system, such as one of our TracPhone systems, as a return path.

In January 2006, we announced an agreement with Microsoft in which we will serve as a distributor of the MSN TV service to the marine, RV, and automotive markets. Our planned TracNet 100 Mobile Internet Receiver with MSN TV service is expected to provide in-motion access to Web browsing, Microsoft Windows Media Player, MSN Mail and MSN Messenger, digital photo viewing, MSN Video, and MSN Radio with two-way connections made possible by broadband EVDO cellular services. EVDO service is available in more than 170 markets nationwide, with new markets being added on an ongoing basis. Connection speeds for EVDO service are similar to residential DSL broadband service, with maximum speeds in excess of 2.4 Mbps and typical speeds of 400 Kbps to 700 Kbps. When EVDO is unavailable, the system will automatically switch to standard 1xRTT data service, which is available in most cellular coverage areas. 1xRTT has a maximum upload and download speed of 144 Kbps, and typical speeds of 50 Kbps to 80 Kbps. An amplified external antenna will be used to extend the range of the TracNet 100 in marine and RV applications in which the vessel or vehicle may move beyond the range of the system’s integrated antenna.

The TracNet 100 will also include WiFi output to provide Internet connectivity to a wide range of WiFi-enabled products. We intend to sell the TracNet 100 through our existing network of marine, RV, and automotive dealers. We anticipate that the product will be in production and available for retail sale by mid-2006.

Defense Products

Our defense products include digital compasses for tactical navigation, fiber optic gyros for tactical navigation and stabilization and our recently introduced inertial measurement unit for precision guidance of torpedoes and unmanned aerial vehicles. Our TACNAV digital compass products have been sold for use aboard U.S. Army, Marine Corps, and Navy vehicles as well as to many allied countries, including Australia, the United Kingdom, Canada, Germany, Italy, New Zealand, Saudi Arabia, Spain, Sweden, Taiwan, Malaysia and Switzerland. We believe that we are among the leading manufacturers of such systems. Our standard TACNAV products can be customized to our customers’ specifications. At customer request, we offer training and other services on a time-and-materials basis.

Our fiber optic gyro products use an all-fiber design without moving parts, which provides precision, accuracy and durability. Fiber optic gyros can be used for precision tactical navigation systems for military vehicles for stabilizing antennas, radar, optical devices or turrets, and image stabilization and synchronization for shoulder- or tripod-mounted weapon simulators. Our fiber optic products also support a broad range of commercial and industrial applications.

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

Guidance and Stabilization. Our TG-6000 Inertial Measurement Unit, or IMU, introduced in October 2003, is a guidance system that provides precise measurement of motion and acceleration in three dimensions. It uses a three-axis configuration of our high-performance DSP-based fiber optic gyros integrated with three accelerometers. We believe that this configuration provides outstanding performance, high reliability, low maintenance and easy system integration. The TG-6000 IMU is in full production as a component in the U.S. Navy’s new MK54 lightweight torpedo and is suitable for use in other applications that involve flight control, orientation, instrumentation and navigation, such as unmanned aerial vehicles.

Our open-loop DSP-3000 and DSP-4000 fiber optic gyros provide tactical-grade precision measurement of the rate and angle of a platform’s turning motion for significantly less cost than competing closed-loop gyros. These products use digital signal processing, or DSP, technology to deliver performance superior to analog signal processing devices, which experience greater temperature-sensitive drift and rotation errors. Applications for these products include inertial measurement units, integrated navigation systems, attitude/heading/reference systems, and stabilization of antenna, radar and optical equipment.

The DSP-3000 is slightly larger than a deck of cards. High-performance 2-axis and 3-axis configurations can be realized by integrating multiple DSP-3000 units. Currently, the DSP-3000 is used in an array of pointing and stabilization applications, including the U.S. Army’s Stabilized Remotely Operated Weapon System, or SRWS. Two DSP-3000 gyros are installed in every SRWS turret and provide the image and gun stabilization necessary to ensure that the weapon remains aimed at its target. The larger, militarized DSP-4000 uses the core DSP-3000 technology in both 1- and 2-axis configurations and is designed for use in high-shock and highly dynamic environments, such as gun turret stabilization. Our fiber optic products are also used in numerous commercial applications, such as train location control and track geometry measurement systems, industrial robotics, optical stabilization, autonomous vehicles, and undersea remotely operated submersibles.

Sales and Marketing

We sell our mobile satellite communications products through an international network of independent retailers, chain stores and distributors, as well as to manufacturers of marine vessels and recreational vehicles. We currently market and sell the TracVision A5 in the continental United States through consumer electronic chain stores and a large number of retailers specializing in automotive electronics, as well as a variety of specialty distributors of automotive after-market products and auto dealership expediters. We intend to continue the consideration of opportunities to expand our distribution network to include additional retailers and distributors in the continental United States. In April 2005, Cadillac endorsed the TracVision A5 as a dealer-installed accessory option, and the system is now available as part of a new car purchase at participating dealers. We are also pursuing arrangements with other automobile manufacturers to include our TracVision A5 product as optional or standard equipment on the vehicles they manufacture.

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

Backlog

Our backlog was approximately $9.5 million on December 31, 2005, $8.7 million on December 31, 2004, and $4.6 million on December 31, 2003.

Backlog consists of orders evidenced by written agreements and specified delivery dates for customers who are acceptable credit risks. Military orders included in backlog are generally subject to cancellation for the convenience of the customer. When orders are cancelled, we recover actual costs incurred through the date of cancellation and the costs resulting from termination. Individual orders for defense products are often large and may require procurement of specialized long-lead components and allocation of manufacturing resources. The complexity of planning and executing larger orders requires customers to order well in advance of the required delivery date, resulting in backlog.

Backlog is not a meaningful indicator for predicting revenue in future periods. Commercial resellers for our mobile satellite communications products and legacy products do not carry extensive inventories and rely on us to ship products quickly. Generally due to the rapid delivery of our commercial products, our backlog for those products is not significant.

Intellectual Property

Our ability to compete effectively depends to a significant extent on our ability to protect our proprietary information. We rely primarily on patents and trade secret laws, confidentiality procedures and licensing arrangements to protect our intellectual property rights. We own more than 50 U.S. and foreign patents and have additional patent applications that are currently pending. In January 2006, we entered into a licensing agreement with Litton Systems, Inc., a wholly owned subsidiary of Northrop Grumman Systems Corporation, with respect to certain of its fiber optic gyroscope-related patents. We also register our trademarks in the United States and other key markets where we do business. Our patents and trademarks will expire at various dates between March 31, 2006 and June 22, 2025. We enter into confidentiality agreements with our consultants, key employees and sales representatives, and maintain controls over access to and distribution of our technology, software and other proprietary information. The steps we have taken to protect our technology may be inadequate to prevent others from using what we regard as our technology to compete with us.

We do not generally conduct exhaustive patent searches to determine whether the technology used in our products infringes patents held by third parties. In addition, product development is inherently uncertain in a rapidly evolving technological environment in which there may be numerous patent applications pending, many of which are confidential when filed, with regard to similar technologies.

From time to time, we have faced claims by third parties that our products or technologies infringe their patents or other intellectual property rights, and we may face similar claims in the future. A description of such claims initiated against us during 2005 and currently pending is found in this annual report under the heading “Item 3. Legal Proceedings”. Any claim of infringement could cause us to incur substantial costs defending against the claim, even if the claim is invalid, and could distract the attention of our management. If any of our products is found to violate third-party proprietary rights, we may be required to pay substantial damages. In addition, we may be required to re-engineer our products or seek to obtain licenses from third parties to continue to offer our products. Any efforts to re-engineer our products or obtain licenses on commercially reasonable terms may not be successful, which would prevent us from selling our products, and, in any case, could substantially increase our costs and have a material adverse effect on our business, financial condition and results of operations.

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

We contract with third parties for fabrication and assembly of printed circuit boards, injection-molded plastic parts, machined metal components, connectors and housings. We believe there are a number of acceptable vendors for the components we purchase. We regularly evaluate both domestic and foreign suppliers for quality, dependability and cost effectiveness. In some instances we utilize sole-source suppliers to develop strategic relationships to enhance the quality of materials and save costs. Our manufacturing processes are controlled by an ISO 9001-certified quality standards program.

Competition

We encounter significant competition in all of our markets, and we expect this competition to intensify in the future. Many of our primary competitors are well-established companies and some have substantially greater financial, managerial, technical, marketing, operational and other resources than we do.

In the market for mobile satellite communications products, we compete with a variety of companies. We believe the principal competitive factors in this market are product size, design, performance, reliability, and price. In the recreational vehicle and truck space, we compete directly with King Controls, MotoSAT, TracStar Systems, Inc., and Winegard Company.

Our TracVision A5 was the first commercially available, low-profile mobile satellite TV antenna for use on minivans, SUVs and other passenger vehicles. At this time, we are not aware of any competing products in full production and available for widespread sale. We are aware of other companies that intend to compete with us, including: RaySat, Winegard, Sirius Satellite Radio, and certain other suppliers of automotive parts.

In the marine market for satellite TV communications equipment, we compete with NaviSystem Marine Electronics Systems Srl, Orbit Satellite Television & Radio Network, King Controls, TracStar, Sea Tel, Inc., and Raymarine. In the marine market for telephone, fax, data and Internet communications equipment and services, we compete with Furuno Electric Co., Ltd., Globalstar LP, Iridium Satellite LLC, Japan Radio Company, Nera ASA and Thrane & Thrane A/S.

We will serve as a distributor of the MSN TV service to the marine, automotive, and recreational vehicle markets and as such, plan to offer what we believe will be a unique mobile Internet solution. However, we anticipate that our TracNet 100 mobile Internet system with MSN TV service will compete with such products as single-user EVDO cards for use with individual laptops; EVDO/WiFi hubs such as those manufactured by Kyocera, Junxion, and Top Global; proposed WiMAX services in urban areas, and Internet-via-satellite systems proposed by companies such as RaySat.

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

Research and Development

Focused investments in research and development are critical to our future growth and competitive position in the marketplace. Our research and development efforts are directly related to timely development of new and enhanced products that are central to our core business strategy. The industries in which we compete are subject to rapid technological developments, evolving industry standards, changes in customer requirements, and new product introductions and enhancements. As a result, our success depends in part upon our ability, on a cost-effective and timely basis, to continue to enhance our existing products and to develop and introduce new products that improve performance and meet customers’ operational and cost requirements. Our current research and development efforts include projects to achieve additional cost reductions in our products and the development of new products for our existing marine and land mobile communications markets, and navigation, guidance and stabilization application markets. We also plan to make future investments to pursue the integration of satellite communications technology with our existing TACNAV systems to enable them to send and receive navigation data directly to and from digital battlefield management or similar systems.

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

Government Regulation

Our manufacturing operations are subject to various laws governing the protection of the environment and our employees. These laws and regulations are subject to change, and any such change may require us to improve our technologies, incur expenditures, or both, in order to comply with such laws and regulations.

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

We are also subject to the laws and regulations of the various foreign jurisdictions in which we offer and sell our products, including those of the European Union.

Employees

On December 31, 2005, we employed 300 full-time employees. We also employ temporary or contract personnel, when necessary, to provide short-term and/or specialized support for production and other functional projects.

We believe our future success will depend upon the continued service of our key technical and senior management personnel and upon our continued ability to attract and retain highly qualified technical and managerial personnel. None of our employees is represented by a labor union. We have never experienced a work stoppage and consider our relationship with our employees to be good.

ITEM 1A.	Risk Factors

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

We may not be profitable in the future.

We have a history of variable profitability from operations. Although we generated net income during 2005, and in eight of the last twelve fiscal quarters, we incurred net losses of $6.1 million in 2004 and $1.5 million in 2003. As of December 31, 2005, we had an accumulated deficit of $14.5 million.

Shifts in our product sales mix toward our mobile satellite communications products may reduce our overall gross margins.

Our mobile communications products have historically had lower product gross margins than our defense products. During 2005, sales of our defense products grew at a substantially higher rate than our overall sales growth. However, during 2004, sales of our defense products declined compared to 2003. If the current shift in the product sales mix of satellite communications and defense products were to reverse, we could return to lower gross margins in the future.

The market for our mobile satellite TV products for minivans, SUVs and other passenger vehicles is still new and emerging, and our business may not grow as we expect.

We began shipping the TracVision A5 in September 2003. It was the first commercially available, low-profile mobile satellite TV antenna practical for use on minivans, SUVs and other passenger vehicles. Accordingly, the market for this product remains new and emerging. Consumers may not respond favorably to live satellite TV in passenger vehicles, and the market may not accept the TracVision A5 in a widespread manner. The relatively early stages of development of this market continues to make it difficult for us to predict customer demand accurately. For example, although sales of the TracVision A5 have grown between 2004 and 2005, the sales trend is below our original expectations. We have previously experienced temporary issues related to our production process and availability of adequate component supply. Although we believe we have successfully addressed the issues that have arisen, similar issues or other latent defects in the TracVision A5 could adversely affect sales.

We believe the success of the TracVision A5 will depend upon consumers’ assessment of whether or not it meets their expectations for performance, quality, price and design. For example, the TracVision A5 is designed for use on open roads in the continental United States where there is a clear view of the transmitting satellite in the southern sky. Among the factors that could affect the success of the TracVision A5 are:

•	the extent to which TracVision A5 gains the acceptance of the automotive OEMs;

•	the performance, price and availability of competing or alternative products relative to the TracVision A5;

•	the extent to which customers perceive mobile satellite TV services as a luxury or a preferred convenience;

•	difficulties or inconveniences associated with scheduling installation at the point of sale;

•	our limited experience with marketing a product to the automotive market, which is substantially larger and more fragmented than our other markets;

•	the extent to which customers prefer live TV over recorded media;

•	customers’ willingness to pay monthly fees for satellite television service in automobiles;

•	the adoption of laws or regulations that restrict or ban live television or other video technology in vehicles;

•	poor performance arising from improper installation or installation of damaged equipment; and

•	the extent to which increasing fuel prices may negatively affect consumer demand for SUVs and other large passenger vehicles.

Our effort to enter the OEM market for embedded mobile satellite TV products may not be successful.

During 2005, we announced that we intend to support factory installation of an embedded version of our TracVision A5 mobile satellite TV antenna for automobiles. However, the timetable for potential OEM acceptance of the embedded system is uncertain, and our efforts to enter this market may not be successful. In particular, there is a wide range of vehicle roof designs, environmental requirements and performance standards that our new product will have to address, and we may encounter unanticipated difficulties in designing antennas that will satisfy all of the unique requirements of various vehicle configurations. In addition, our success in entering this market will depend in part on the close cooperation of vehicle manufacturers, and we cannot be certain that we will obtain the necessary cooperation. Because different vehicles may require different designs, our manufacturing efficiency for these embedded antennas may be lower and we may generate lower margins than for the TracVision A5. The expenses we expect to incur in pursuing this market may have an adverse effect on our results of operations.

We expect that others will introduce competing mobile satellite TV antennas for automobiles.

When we began shipping our TracVision A5 in September 2003, it was the only commercially available, low-profile mobile satellite TV antenna for use on minivans, SUVs and other passenger vehicles. Any advantage we may have had by being the first to market such a product may erode as others enter this market. For example, RaySat made an initial, limited shipment of a phased-array satellite antenna for automobiles late in 2005. When or if it enters full production, it is expected to be sold exclusively though Audiovox as an Audiovox-branded product. Winegard has also previously announced its intention to offer an in-motion automotive satellite TV antenna. In addition, SIRIUS Satellite Radio announced in January 2005 that it intends to introduce in 2006 a service offering several streaming video channels through SIRIUS’ existing satellite radio system. In January 2005, Delphi Corp., a prominent supplier of automotive parts, announced a new agreement with Comcast Corporation to work together to develop ways to allow users to select video content and transfer it to an in-vehicle entertainment system. No details were provided as to the time frame for a possible product. Competing satellite antenna products may have a slightly lower profile and customers may delay purchasing the TracVision A5 in anticipation of the release of any of these products. Competition from any of these products could impair our ability to sell the TracVision A5 and may force us to reduce the price of the TracVision A5. Moreover, Delphi’s long-term relationships with automobile manufacturers may give it a significant advantage in selling mobile satellite TV antennas to those manufacturers.

We must achieve additional significant cost reductions for the TracVision A5 to reach our targeted profit margins.

Our product profit margins for the TracVision A5 have been low since its introduction. To reach our targeted profit margins, we must continue to significantly reduce our manufacturing costs for the TracVision A5. Although we have had success in improving profit margins since the introduction of the TracVision A5 in September 2003, we may be unable to achieve the additional cost reductions necessary to achieve our overall target profit margins. Although we have cost reduction programs in place that include obtaining volume purchasing discounts and redesigning certain components using lower cost materials and processes, technological or other challenges may prevent us from achieving all of the necessary cost reductions. Moreover, if the price of the TracVision A5 is not attractive to a broad range of customers, we may be forced to further lower the price, which would further impair our product profit margins unless we are able to achieve corresponding cost reductions.

High fuel prices may adversely affect sales of our mobile satellite communications products.

Fuel prices have been high and may remain high or increase in the foreseeable future. High fuel prices tend to have a disproportionate impact on the larger vehicles and vessels for which our mobile satellite communications products are designed, such as marine vessels, recreational vehicles and SUVs, because they consume relatively large quantities of fuel. The increased cost of operating these vehicles and vessels is adversely affecting and may continue to adversely affect demand for our mobile satellite communications products.

The market for mobile Internet services in vehicles and vessels may fail to develop or may be satisfied by alternative technological approaches.

Mobile Internet access is a relatively new market that is currently focused primarily on cell phones and Internet-enabled PDAs. We will serve as a distributor of the MSN TV service to the marine, automotive, and RV markets and as such, plan to offer what we believe will be a unique mobile Internet solution. However, competing products based around high-speed cellular services are available for single users and in integrated EVDO/WiFi hubs. Other technological developments, such as proposed WiMAX networks and Internet-via-satellite services may also displace wireless services with regard to range and cost, preventing us from successfully marketing and selling mobile Internet systems in the mobile marketplace.

Customers for TACNAV and our other defense products include the U.S. military and foreign governments, whose purchasing schedules and priorities can be unpredictable.

We sell TACNAV and our other defense products to the U.S. military and foreign military and government customers. These customers have unique purchasing requirements, which can make sales to these customers unpredictable. Factors that affect their purchasing decisions include:

•	priorities for current battlefield operations;

•	changes in modernization plans for military equipment;

•	changes in tactical navigation requirements;

•	allocation of funding for military programs;

•	new military and operational doctrines that affect military equipment needs;

•	sales cycles that are long and difficult to predict;

•	shifting response time and / or delays in the approval process associated with the export licenses we must obtain prior to the international shipment of certain of our military products;

•	delays in military procurement schedules; and

•	delays in the testing and acceptance of our products.

These factors can cause substantial fluctuations in sales of TACNAV and our other defense products from period to period. Moreover, TACNAV and most of our other defense products must meet military quality standards, and our products may not continue to meet existing standards or more rigorous standards adopted in the future. Any failure to meet military contract specifications may produce delays as we attempt to improve our design, development, manufacturing or quality control processes. Furthermore, government customers and their contractors can generally cancel orders for our products for convenience or decline to exercise previously disclosed contract options. Even under firm orders with government customers, funding must usually be appropriated in the budget process in order for the government to complete the contract. The cancellation of or failure to fund orders for our products could substantially reduce our net sales and results of operations.

Only a few customers account for a substantial portion of our defense revenues, and the loss of any of these customers could substantially reduce our net sales.

We derive a significant portion of our defense revenues from a small number of customers, including the U.S. Government. The loss of business from any of these customers could substantially reduce our net sales and results of operations and could seriously harm our business.

Sales of TACNAV and our other defense products generally consist of a few large orders, and the delay or cancellation of a single order could substantially reduce our net sales.

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

Our fiber optic products have numerous commercial applications where mobile communication, navigation, stabilization and precision pointing are required. For example, our fiber optic gyros have been used in commercial applications such as train location control and track geometry measurement systems, industrial robotics, and autonomous or remotely operated vehicles. We may not be successful in further developing and marketing our fiber optic products for commercial uses, which might limit the overall net sales of these products and limit our profitability accordingly.

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

Our TracPhone and TracNet 3.0 products currently depend on satellite services provided by third parties. We rely on Inmarsat for satellite communications services for our TracPhone products. We rely on Telemar for TracNet 3.0 service in Europe.

Our TracNet 100 mobile Internet system will use high-speed EVDO cellular services offered by providers such as Verizon Wireless as well as Microsoft’s MSN TV service. Should EVDO networks become unavailable, our TracNet 100 would be hampered in its ability to provide two-way Internet access. Likewise, if the status of MSN TV were to change, customers would no longer be able to access the Internet via the TV screens in their boats, RVs, and cars, a feature that offers KVH a competitive advantage over other mobile Internet solutions.

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

Although we have historically manufactured all of our products in the U.S., in order for us to improve our operating margin performance and overall profitability, we may find it necessary to increase the international scope of our operations. This could include offshore manufacturing and/or the increased sourcing of raw materials from foreign countries. We have only limited experience in foreign manufacturing and we might not be successful in implementing or integrating an extended program. In addition, an increased reliance on foreign manufacturing and/or raw material supply would lengthen our supply chain and increase the risk that a disruption in that supply chain would have a material adverse affect on our operations and financial performance.

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

Our operating performance depends significantly on general economic conditions. Net sales of our satellite communications products are largely generated by discretionary consumer spending, and demand for these products could demonstrate slower growth than we anticipate as a result of regional and global economic conditions. Consumer spending tends to decline during recessionary periods and may decline at other times. Consumers may choose not to purchase our mobile satellite communications products due to a perception that they are luxury items. As global and regional economic conditions change, including the general level of interest rates, rising oil prices and demand for durable consumer products, demand for our products could be adversely affected.

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

Competition may limit our ability to sell our mobile communications products and defense products.

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

In the defense navigation, guidance and stabilization markets, we compete primarily with Honeywell International Inc., Kearfott Guidance & Navigation Corporation, Leica Microsystems AG, Northrop Grumman Corporation and Smiths Group PLC. In the market for mobile satellite communications products, we compete with a variety of companies. In the land mobile market for satellite TV communications equipment, we compete directly with King Controls, MotoSAT, TracStar Systems, Inc., and Winegard Company. There is also potential competition for sales of satellite TV to the automotive market from RaySat, Audiovox, Winegard, and Delphi. In the marine market for satellite TV communications equipment, we compete with NaviSystem Marine Electronic Systems Srl, Orbit Satellite Television & Radio Network, King Controls, TracStar, Sea Tel, Inc. and Raymarine. In the marine market for telephone, fax, data and Internet communications equipment, we compete with Furuno Electric Co., Ltd., Globalstar LP, Iridium Satellite LLC, Japan Radio Company, Nera ASA, and Thrane & Thrane A/S. In the mobile Internet market, we may compete with such products as single-user EVDO cards for use with individual laptops; EVDO/WiFi hubs such as those manufactured by Kyocera, Junxion, and Top Global; proposed WiMAX services in urban areas; and Internet-via-satellite systems proposed by companies such as RaySat. Moreover, new competitors may surface in the future. Among the factors that may affect our ability to compete in our markets are the following:

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

We and certain of our officers are defendants in a class action lawsuit in the U. S. District Court for the District of Rhode Island. The suit asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, as well as claims under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, on behalf of purchasers of our securities between October 1, 2003 and July 2, 2004. We and certain of our directors and officers are also defendants in a shareholders’ derivative action in the Rhode Island State Superior Court for Providence County. This suit asserts state law claims on our behalf between October 1, 2003 and the present arising from the allegations set forth in the class action complaint in the U.S. District Court described above. We and certain of our directors and officers are also defendants in a shareholders’ derivative action in the U.S. District Court for the District of Rhode Island. This suit asserts federal and state claims on our behalf between October 1, 2003 and the present arising from the same allegations set forth in the class action complaint described above. We intend to vigorously defend ourselves against these claims. There can be no assurance, however, that we will not have to pay significant damages or amounts in settlement. An unfavorable outcome or prolonged litigation could materially harm our business. Litigation of this nature is expensive and time-consuming and diverts the time and attention of our management.

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

We are presently a defendant in two lawsuits brought by Electronic Controlled Systems, Inc., d/b/a King Controls, alleging infringement of three of its patents. We are defending ourselves vigorously against these claims, but there can be no assurances that we will not have to pay significant damages or amounts in settlement, that we will not be enjoined from selling certain of our mobile satellite communications products, or that the suit will not otherwise have a materially adverse effect on our operations or financial performance.

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

We utilize a tax planning strategy as provided for under accounting principles generally accepted in the United States as a means of supporting the realizable nature of certain of our deferred tax assets. The strategy involves our ability to sell our Middletown, Rhode Island headquarters facility in order to generate taxable income for the sole purpose of utilizing certain of our capitalized tax loss carryforwards before they expire. The determination of taxable income, and therefore supportable deferred tax asset value, is based upon the difference between the property’s estimated fair market value and our tax basis. Accordingly, the estimated net realizable value of our deferred tax asset is highly correlated to property values in and around the Middletown, Rhode Island area and therefore subject to changes in property value and or assumptions used in the valuation process. This fair market value subjectivity may cause us to record significant increases or decreases to our deferred tax assets during the year.

The strategy represents an action that we ordinarily would not take, but could take, if necessary, to realize an estimated $3.3 million in U.S. deferred tax assets or the equivalent of approximately $8.5 million in estimated taxable income as of December 31, 2005.

The market price of our common stock may be volatile.

Our stock price has historically been volatile. From January 1, 2004 to December 31, 2005, the trading price of our common stock ranged from $27.75 to $6.61. Many factors may cause the market price of our common stock to fluctuate, including:

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

In addition, the stock market can experience extreme price and volume fluctuations. These fluctuations are often unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the market price of our common stock. When the market price of a company’s stock drops significantly, stockholders often institute securities class action litigation against that company. We are now defending a securities class action lawsuit. This pending litigation has caused us to incur substantial costs and is diverting the time and attention of our management. These adverse consequences may continue until this action is finally resolved. Any similar litigation in the future could have similar consequences.

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

Our certificate of incorporation, by-laws and Delaware law contain provisions that could have an anti-takeover effect and discourage, delay or prevent a change in control or an acquisition that many stockholders may find attractive. These provisions may also discourage proxy contests and make it more difficult for our stockholders to take some corporate actions, including the election of directors. These provisions relate to:

•	the ability of our board of directors to issue preferred stock, and determine its terms, without a stockholder vote;

•	the classification of our board of directors, which effectively prevents stockholders from electing a majority of the directors at any one annual meeting of stockholders;

•	the limitation that directors may be removed only for cause by the affirmative vote of the holders of two-thirds of our shares of capital stock entitled to vote;

•	the prohibition against stockholder actions by written consent;

•	the inability of stockholders to call a special meeting of stockholders; and

•	advance notice requirements for stockholder proposals and director nominations.

ITEM 1B.	Unresolved Staff Comments

None.

ITEM 2.	Properties

The following table provides information about our current facilities.

Location	Type	Principal Uses	Approximate Square Footage	Ownership	Lease Expiration
Middletown, Rhode Island	Office, plant and warehouse	Corporate headquarters, research and development, sales and service, manufacturing (mobile satellite communications products), marketing and administration	75,000	Purchased with mortgage loan	—

Middletown, Rhode Island	Warehouse	Warehousing (mobile satellite communications products)	39,000	Leased	March 2008

Tinley Park, Illinois	Plant and warehouse	Manufacturing, research and development (defense & fiber optic products)	23,000	Leased	April 2010

Kokkedal, Denmark	Office and warehouse	European headquarters, sales and service, marketing and administration	11,000	Leased	May 2014

We anticipate that any substantial increase in demand for our products would require us to expand our production capacity. Although we can expand production by adding additional shifts to our operations, we may need to identify and acquire or lease additional manufacturing facilities. We believe that suitable additional or substitute facilities will be available as required.

ITEM 3.	Legal Proceedings

We are a defendant in a class action lawsuit in the U.S. District Court for the District of Rhode Island in which we and certain of our officers are named as defendants. The suit asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 under that statute, as well as claims under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, on behalf of purchasers of our securities in the period October 1, 2003 and July 2, 2004 and seeks certain legal remedies, including compensatory damages. The Teamsters Affiliates Pension Plan has been appointed lead plaintiff. This matter consolidates into one action eight separate complaints filed between July 24, 2004 and September 15, 2004. On January 14, 2005, the defendants filed a motion to dismiss the consolidated complaint for failure to state a claim upon which relief can be granted. The court denied this motion in part and granted it in part. On October 14, 2005, we answered the consolidated complaint and denied liability and all allegations of wrongdoing. Subsequently, on December 13, 2005, plaintiffs filed a motion for class certification; that motion is pending.

On August 16, 2004, Hamid Mehrvar filed a shareholder’s derivative action in the Rhode Island State Superior Court for Newport County against us and certain of our officers and directors. The amended complaint asserts state law claims on our behalf arising between October 1, 2003 and the present in connection with the allegations set forth in the class action consolidated complaint in the U.S. District Court described above. On October 7, 2005, the court dismissed Mehrvar’s amended complaint without prejudice. By letter dated October 14, 2005, Mehrvar delivered a demand that we commence litigation for the same acts alleged in his complaint against the directors and senior officers who served during the period October 1, 2003 to the present. On March 1, 2006, Mehrvar filed a shareholder’s derivative action in the Rhode Island State Superior Court for Providence County against us and certain of our officers and directors. The amended complaint asserts state law claims on our behalf arising between October 1, 2003 and the present in connection with the allegations set forth in the class action consolidated complaint in the U.S. District Court described above and seeks certain legal and equitable remedies, including restitution from our directors and officers and corporate governance changes.

On June 20, 2005 Yemin Ji filed a shareholder’s derivative action in the U.S. District Court for the District of Rhode Island against us and certain of our officers and directors, asserting certain federal and state law claims on our behalf arising between October 6, 2003 and the present in connection with the same allegations set forth in the class action and Mehrvar complaints described above and seeks certain legal and equitable remedies, including restitution from our directors and officers and certain corporate governance changes. On August 23, 2005, we moved the Court to abstain from exercising jurisdiction and dismiss the action as duplicative of the Mehrvar case. The Court denied this motion. On January 5, 2006, we moved to dismiss the complaint on the same grounds on which the Rhode Island state court dismissed the derivative complaint in Mehrvar that was filed on August 16, 2004. The motion is pending.

In May 2005, Electronic Controlled Systems, Inc., d/b/a King Controls, filed a patent infringement suit against us in the U.S. District Court for the District of Minnesota. The three asserted patents relate generally to controlling a satellite dish to acquire a satellite signal. The complaint alleges that we willfully infringe the patents and seeks injunctive relief, enhanced damages and attorneys’ fees. KVH has denied the allegations and asserted counterclaims, including claims for false advertising. This litigation is in the discovery phase. In January 2006, Electronic Controlled Systems, Inc., d/b/a/ King Controls, filed a second patent infringement suit against us in the U.S. District Court for the District of Minnesota. The second suit concerns one of the same three patents asserted in the original suit filed in May 2005, alleges that we willfully infringe the patent and seeks both preliminary and permanent injunctive relief, enhanced damages and attorneys’ fees. We have denied the allegations and asserted counterclaims. A hearing on the plaintiff’s motion for a preliminary injunction is now scheduled for late May 2006.

Additionally, in the ordinary course of business, we are a party to inquiries, legal proceedings and claims including, from time to time, disagreements with vendors and customers.

ITEM 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our stockholders during the fourth quarter of fiscal 2005.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information. Our common stock trades on the Nasdaq National Market under the symbol “KVHI” . The following table provides, for the periods indicated, the high and low sale prices for our common stock as reported on the Nasdaq National Market.

	High	Low
Year Ended December 31, 2004:
First quarter	$27.75	$13.51
Second quarter	16.60	12.36
Third quarter	13.00	6.61
Fourth quarter	10.50	6.76

Year Ended December 31, 2005:
First quarter	$13.23	$8.81
Second quarter	11.05	8.54
Third quarter	10.85	9.00
Fourth quarter	10.00	8.77

Stockholders. As of March 13, 2006, we had 129 holders of record of our common stock. This number does not include stockholders for whom shares were held in a nominee or “street” name.

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

We have derived the following selected financial data from our audited consolidated financial statements. You should read this data in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data.”

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Net sales	$71,258	$62,303	$56,672	$47,694	$32,707
TracVision A5 revaluation charge	(100)	2,358	—	—	—
All other cost of sales	41,687	39,934	33,795	26,505	20,255

Total cost of sales	41,587	42,292	33,795	26,505	20,255

Gross profit	29,671	20,011	22,877	21,189	12,452

Operating expenses:
Research and development	7,692	6,337	8,578	8,854	7,885
Sales and marketing	13,845	15,907	11,201	9,951	8,412
General and administrative	5,845	5,166	4,597	3,594	2,514

Income (loss) from operations	2,289	(7,399)	(1,499)	(1,210)	(6,359)

Other income (expense):
Interest income (expense), net	1,269	471	(165)	(119)	140
Other (expense) income	(338)	35	(78)	(62)	(42)

Income (loss) before income taxes	3,220	(6,893)	(1,742)	(1,391)	(6,261)
Income tax expense (benefit)	289	(746)	(272)	86	—

Net income (loss)	$2,931	$(6,147)	$(1,470)	$(1,477)	$(6,261)

Per share information:
Net income (loss) per common share—basic and diluted	$0.20	$(0.44)	$(0.13)	$(0.13)	$(0.61)

Number of shares used in per share calculation:
Basic	14,571	14,109	11,403	11,040	10,217

Diluted	14,685	14,109	11,403	11,040	10,217

	December 31,
	2005	2004	2003	2002	2001
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$50,090	$45,728	$2,849	$7,239	$11,241
Working capital	61,613	58,650	16,514	17,971	18,700
Total assets	82,330	75,914	34,071	32,549	33,163
Long-term debt, excluding current portion	2,282	2,397	2,504	2,604	2,697
Total stockholders’ equity	71,363	67,732	25,333	25,431	26,246

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the other financial information and consolidated financial statements and related notes appearing elsewhere in this annual report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of a variety of factors, including those discussed under the heading “Item 1A. Risk Factors” and elsewhere in this annual report.

Overview

We develop, manufacture and market mobile communications products for the land and marine markets, and navigation, guidance and stabilization products for defense and commercial markets. Our mobile communications products enable customers to receive live digital television, telephone and Internet services in their automobiles, recreational vehicles and marine vessels while in motion via satellite and wireless services. We sell our mobile communications products through an extensive international network of independent retailers, chain stores, distributors, and automobile dealerships, as well as to manufacturers of marine vessels and recreational vehicles. Our defense products include tactical navigation systems that provide uninterrupted navigation and pointing information in a broad range of military vehicles, including tactical trucks (HMMWVs) and combat vehicles. We also offer precision fiber optic gyro-based systems that help stabilize platforms such as gun turrets and radar units, provide guidance for munitions and support a range of commercial and industrial applications. We sell our defense products directly to U.S. and allied governments and government contractors, as well as through an international network of authorized independent sales representatives.

We entered the market for mobile satellite antenna systems in 1993. Initially, we sold our antenna systems primarily to original equipment manufacturers. In 1995, we began to offer our mobile satellite communications products to customers under the KVH TracPhone brand. That year, we also introduced our first KVH-branded satellite TV antenna for the marine market, the TracVision. In 1999, we introduced a more compact antenna for use on recreational vehicles and motor coaches. In September 2003, we introduced the TracVision A5, which uses our low-profile satellite TV antenna technology and is our first product for the automotive market. In January 2006, we announced an agreement with Microsoft that establishes KVH as a distributor of MSN TV service to cars, boats, and RVs. We intend to offer a mobile Internet system using MSN TV for these platforms by mid-2006.

In 1979, we invented the first digital fluxgate compass for use in sailing vessels. Since then, we have further developed and refined this technology to produce reliable precision navigation systems in military environments. In 1997, we acquired fiber optic gyro technology from Andrew Corporation to complement and enhance our existing navigation and inertial measurement systems. Our fiber optic gyro product line consists of the DSP-3000 fiber optic gyro, the militarized DSP-4000 fiber optic gyro, and the TG-6000, our fiber optic gyro-based inertial measurement unit. These systems serve both military and commercial applications.

We generate revenue primarily from the sale of our mobile satellite communications and defense products. The following table provides, for the periods indicated, our net sales by product line category. Our legacy recreational navigation systems business, which includes digital marine compass systems and rangefinder products, has generated less than 5% of our revenue in each of the last three years. Rather than continue to report our legacy business separately, we have elected to allocate revenue from our legacy products between our mobile satellite communications products and defense products. The following table reflects this allocation for all fiscal years presented.

	Year Ended December 31,
	2005	2004	2003
	(in thousands)
Mobile satellite communications	$49,057	$48,500	$39,177
Defense	22,201	13,803	17,495

Net sales	$71,258	$62,303	$56,672

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

Our defense business is characterized by a small number of customers who place a small number of relatively large dollar value orders. In the years ended December 31, 2005, 2004 and 2003, our top four defense customers, including the U.S. military as a single customer, accounted for 53%, 48% and 71%, respectively, of our net sales attributable to defense products and 16%, 10% and 20%, respectively, of our total net sales for all products. Direct sales to the U.S. military accounted for 6%, 3% and 11% of our total net sales for the years ended December 31, 2005, 2004, and 2003, respectively. Orders for our defense products typically range in size from several hundred thousand dollars to over one million dollars. Accordingly, our quarterly net sales of defense products usually consist of only a few orders. Each order can have a significant impact on our net sales, and because our defense products generally have higher margins than our mobile satellite communications products, each order can have an impact on our net income that is disproportionately large relative to the revenue generated by the order. Moreover, customers of our defense products are predominantly governments and government contractors that typically must adhere to lengthy procurement processes, which make the timing of individual orders difficult to predict and often result in long sales cycles. Government customers and their contractors can generally cancel orders for our products for convenience.

We have historically derived a substantial portion of our revenue from sales to customers located outside the United States and Canada. The following table provides, for the periods indicated, sales to specified geographic regions:

	Year Ended December 31,
	2005	2004	2003
	(in thousands)
Originating from North American locations:
United States and Canada	$57,837	$50,285	$47,221
Europe	2,918	2,166	3,140
Other	510	1,421	621

Total North America	61,265	53,872	50,982

Originating from European location:
Europe	8,677	7,413	4,977
Other	1,316	1,018	713

Total Europe	9,993	8,431	5,690

Net sales	$71,258	$62,303	$56,672

See note 13 of notes to our consolidated financial statements for more information on our geographic segments.

Over the last two years we have introduced several new products that were the result of substantial investments that we made in advanced development during the 2001-2003 timeframe. As a result, in 2005 and 2004 we were able to bring the total research and development expenses, as a percentage of revenue, to a level that we believe was more appropriate and sustainable for the near term. We anticipate that this level of investment will allow us to satisfactorily maintain our efforts in the areas of identifying and evaluating new and innovative products based on our platform technologies, refining products for commercial introduction and improving manufacturing and development processes.

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

	Year ended December 31,
	2005	2004	2003
	(in thousands)
Research and development expense presented on statement of operations	$7,692	$6,337	$8,578
Cost of customer-funded research and development included in cost of goods sold	1,418	1,240	937

Total expenditures on research and development activities	$9,110	$7,577	$9,515

As of December 31, 2005, we had approximately $50.1 million in cash, cash equivalents and marketable securities and an accumulated deficit of approximately $14.5 million.

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

Under certain limited conditions, KVH, at its sole discretion, provides for the return of goods. No product is accepted for return and no credit is allowed on any returned product unless KVH has granted and confirmed prior written permission by means of appropriate authorization.

See note 12 of notes to our consolidated financial statements for disclosures associated with our significant customers, including 10% customers.

Accounts Receivable

Our estimate for allowance for doubtful accounts related to trade receivables is primarily based on specific, historical criteria. We evaluate specific accounts where we have information that the customer may have an inability to meet its financial obligations. We make judgments, based on facts and circumstances, regarding the need to record a specific reserve for that customer against amounts owed to reduce the receivable to the amount that we expect to collect. We also provide for a general reserve based on an aging analysis of our accounts receivable. We evaluate these reserves on a monthly basis and adjust them as we receive additional information that impacts the amount reserved. If circumstances change, we could change our estimates of the recoverability of amounts owed to us by a material amount. For example, as of December 31, 2005, included in our allowance for doubtful accounts is a specific reserve in the amount of approximately $490,000 to reserve for all outstanding balances of a European distributor that entered into a voluntary liquidation proceeding under local law during 2004 and commenced formal bankruptcy proceedings under local law during June 2005. At the time this reserve was established (fourth quarter of 2004), our allowance for doubtful accounts substantially increased and our net accounts receivable were reduced accordingly.

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

Income Taxes and Deferred Income Tax Assets and Liabilities

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss carry forwards. On a quarterly basis, we assess the recoverability of our deferred tax assets by considering whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based on the history of operating losses in our ongoing business, we determined that it was more likely than not that portions of the deferred tax assets were not recoverable and therefore a valuation allowance was established. We determined that the remaining deferred tax assets were recoverable based on a tax planning strategy derived from our ability to sell our headquarters property located in Middletown, Rhode Island for the express purpose of generating taxable income to utilize certain operating loss carryforwards before they expire. This tax strategy is not an action that we ordinarily would take but would take, if necessary, to realize tax benefits prior to expiration. The amount of the deferred tax assets considered realizable could change in the future if there are changes in the feasibility of our tax planning strategy or a movement in the estimated unrealized gains associated with our Middletown property. For example, as a result of a revaluation of the property in 2004, the estimated net unrealized taxable gains associated with the land and building increased from approximately $6.9 million to $8.9 million, thereby generating a $775,000 release of deferred tax asset valuation allowance in 2004. In addition to our tax planning strategy, some portion or all of the previously reserved deferred tax assets could be realized in the future if we generate future earnings during the periods in which those temporary differences become deductible.

Results of Operations

The following table provides, for the periods indicated, certain financial data expressed as a percentage of net sales:

	Year Ended December 31,
	2005	2004	2003
Net sales	100.0%	100.0%	100.0%

TracVision A5 revaluation charge	(0.1)	3.8	—
All other costs of sales	58.5	64.1	59.6

Total costs of sales	58.4	67.9	59.6

Gross profit	41.6	32.1	40.4

Operating expenses:
Research and development	10.8	10.2	15.1
Sales and marketing	19.4	25.5	19.8
General and administrative	8.2	8.3	8.1

Income (loss) from operations	3.2	(11.9)	(2.6)
Other income (expense), net	1.3	0.8	(0.5)

Income (loss) before income taxes	4.5	(11.1)	(3.1)
Income tax expense (benefit)	0.4	(1.2)	(0.5)

Net income (loss)	4.1%	(9.9)%	(2.6)%

Years ended December 31, 2005 and 2004

Operating Summary

Net income for the year ended December 31, 2005 was $2.9 million, or $0.20 per basic and diluted common share, as compared to a net loss of $6.1 million, or $(0.44) per basic and diluted common share, for the year ended December 31, 2004.

Our 2005 results reflect a 14% increase in net sales over 2004 as well as an improvement in our gross margin to 42% in 2005 as compared to 32% in 2004. The primary driver behind the increase in net sales and related margin was an increase in sales related to our higher margin defense products of approximately $8.4 million year over year and the absence of the TracVision A5 revaluation charge in 2005. Operating expenses for the year ended December 31, 2005 were $27.4 million, essentially flat with those from the prior year.

Net Sales

Net sales for 2005 increased $9.0 million, or 14%, to $71.3 million from $62.3 million in 2004. Sales of our defense-related products were the primary reason for the improvement as they increased $8.4 million, or 61%, to $22.2 million in 2005. The increase in sales of defense products was primarily attributable to significant unit volume increases related to both our military navigation products and our fiber optic gyro products. We expect that net sales of our defense-related products will grow more slowly in 2006 than in 2005.

Net sales of our mobile satellite communications products increased $0.6 million, or 1%, to $49.1 million in 2005. The slight increase in net sales was primarily attributable to a 17% increase in net sales of marine satellite communications products, largely offset by a 13% decrease in net sales of land mobile satellite communications products. The decrease in net sales of our land mobile satellite communications products resulted from a significant unit volume decrease in sales of our recreational vehicle (RV) products to OEMs and in the aftermarket. We expect that net sales of our land mobile communications products for the RV market could continue to decline in 2006.

Costs of Sales

Our costs of sales consist of direct labor, materials and manufacturing overhead used to produce our products as well as engineering costs related to customer funded research and development. Our total costs of sales for 2005 decreased by $0.7 million, or 2%, to $41.6 million from $42.3 million in 2004. Our total costs of sales in 2004 included the TracVision A5 revaluation charge of $2.4 million, which was not repeated in 2005. All other costs of sales increased by $1.8 million, or 4.4%, to $41.7 million from $39.9 million in 2004. Although all other costs of sales increased from 2004 to 2005, it increased at a lower rate than the increase in our net sales. This was due to the mix of product sales and our ability to reduce certain product costs and overhead spending in 2005.

Gross margin in 2005 increased to 42% from 32% in 2004. The primary reason for the increase in margin was due to the overall increase in net sales of our higher margin defense products on a year over year basis, coupled with a 5.0 point gross margin improvement generated through the sale of our mobile communications products, substantially all of which resulted from the incurrence of the TracVision A5 revaluation charge recorded in 2004. We do not expect that our gross margin will increase to the same extent in 2006.

Operating Expenses

Research and development expense consists of direct labor, materials and other costs that support our internally funded product development activities. All research and development costs are expensed as incurred. Research and development expense in 2005 increased by $1.4 million, or 21%, to $7.7 million from $6.3 million in 2004. As a percentage of net sales, research and development expense remained fairly consistent on a year-over-year basis, increasing modestly in 2005 to 10.8% from 10.2% in 2004. The aggregate increase in 2005 reflects increases in consulting services and engineering staff, primarily to support the development of product enhancements, new technologies and new product offerings in both our mobile communications and defense product portfolios. Except for the effects of expensing stock options, which will begin in 2006, and assuming our revenue remains stable or increases, we anticipate future research and development expense as a percentage of revenue to remain at or near current levels.

Sales and marketing expense consists primarily of salaries and related expenses for sales and marketing personnel, sales commissions for in-house and third-party representatives, warranty expense, bad debt expense and other costs that support the sales function such as advertising, literature and promotional materials. Sales and marketing expense in 2005 decreased by $2.1 million, or 13%, to $13.8 million from $15.9 million in 2004. As a percentage of net sales, sales and marketing expense decreased in 2005 to 19.4% from 25.5% in 2004. The primary reasons for the decrease in sales and marketing expense in 2005 were an initiative to refine and focus our sales and marketing programs coupled with a reduction in bad debt expense. Specifically, in 2005 we reduced the national and direct marketing promotions associated with our TracVision A5 and other land mobile communications products. In addition, we also curtailed expenses associated with large accounts and trade show promotions within the marine and land mobile markets. To a lesser extent, reduced bad debt expense of approximately $0.6 million in 2005 primarily related to a large European distributor also contributed to the overall decrease in sales and marketing expense. Except for the effects of expensing stock options, which will begin in 2006, and assuming our revenue remains stable or increases, we anticipate sales and marketing expense as a percentage of revenue to remain stable or even decline modestly.

General and administrative expense consists of costs attributable to management, finance and accounting, information technology, human resources and certain outside professional services. General and administrative expense in 2005 increased by $0.7 million, or 13%, to $5.8 million from $5.2 million in 2004. As a percentage of net sales, general and administrative expense remained fairly consistent on a year-over-year basis decreasing slightly in 2005 to 8.2% from 8.3% in 2004. The primary reason for the increase in general and administrative expense in 2005 is the increase in personnel costs associated with supporting our infrastructure and compliance requirements. Except for the effects of expensing stock options, which will begin in 2006, and the costs associated with pending litigation, and assuming our revenue remains stable or increases, we anticipate future core general and administrative expense, as a percentage of revenue, to remain stable or even decline modestly.

Interest and Other Income, Net

Interest and other income, net increased by $0.4 million to $0.9 million in 2005 from $0.5 million in 2004. The primary reason for the increase is an increase in interest income of approximately $0.8 million, partially offset by an increase in loss on foreign currency of $0.4 million. The increase in interest income is a result of increased returns on our investments consisting primarily of fixed income securities coupled with an overall higher average cash and investments balance in 2005 from 2004.

Income Tax Expense

In 2005 we recorded an income tax provision of approximately $0.3 million. The primary components of the provision were comprised of current US federal income tax expense of approximately $0.1 million, deferred U.S. income tax expense of approximately $0.1 million and approximately $0.1 million in foreign income tax expense as a result of income generated from our wholly owned subsidiary in Denmark.

During 2004, we recorded a foreign income tax expense of approximately $30,000 as a result of profitability in our foreign subsidiary. Moreover, during 2004 we recorded an approximate $0.8 million release of deferred tax asset valuation allowance (tax benefit) as a result of a revaluation of the net realizable deferred tax assets in connection with our tax planning strategy.

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

Net Sales

Net sales for 2004 increased by $5.6 million, or 9.9%, to $62.3 million from $56.7 million in 2003. Sales of our mobile satellite communications products, which included our TracVision A5, continued to show strong growth, increasing 24% to $48.5 million in 2004 from $39.2 million in 2003 (including certain legacy products). This increase was primarily attributable to unit volume increases in our marine and land mobile satellite communications products, both in the U.S. and in Europe. Sales results reflected our expansion within the mobile satellite communication markets, our introduction of new products, including the TracVision A5 for the automotive market and the TracVision G8 for the marine market, and increased sales to major distributors, large account retailers and marine and recreational vehicle original equipment manufacturers.

Sales of our defense products decreased by $3.7 million, or 21%, to $13.8 million in 2004 from $17.5 million in 2003 (including certain legacy products). A decline in sales of our TACNAV tactical navigation systems represented the entire decline in defense sales, and was attributable to a shift in U.S. government procurement priorities. Partially offsetting the decline of TACNAV product sales within the defense markets was an $0.8 million increase in sales of our fiber optic gyro products and a $0.5 million increase in contracted engineering and product modification services. The increase in our fiber optic gyro sales was primarily the result of new product offerings, including the DSP-4000 and the DSP-3000 fiber optic gyros and the TG-6000, our fiber optic gyro-based inertial measurement unit.

Cost of Sales

Costs of sales for 2004 increased by $8.5 million, or 25.1%, to $42.3 million from $33.8 million in 2003. The resulting gross margin percentage decreased to 32.1% in 2004 from 40.4% in 2003. Increases in the costs of sales for 2004 from 2003 primarily resulted from:

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

The $2.4 million charge described above resulted from our decision to lower the price of the TracVision A5 in June 2004. As the price reduction produced a lower of cost or market condition, we revalued certain TracVision A5 on-hand inventory and future purchase commitments to the anticipated lower product costs of redesigned components. Consequently, since the June 2004 revaluation, the TracVision A5 product cost has reflected this lower cost structure. As we fulfill the future purchase commitments, we charge to costs of sales the portion of the cost attributable to our current, lower component costs, and we charge the excess against the accrued loss on TracVision A5 non-cancelable future purchase commitments. Once we have fully consumed the on-hand inventory and purchase commitments for the original components we will phase-in the redesigned low cost components. We anticipate that the actual new component phase-in process will begin during the first quarter of 2005. At present, we do not anticipate further lower of cost or market or non-cancelable future purchase revaluation charges arising from the June 2004 price reduction decision. Although the go-forward production costs for the TracVision A5 were reduced, the gross margin for the TracVision A5 remains considerably below the gross margins of all our other products. As a consequence, the growth in the sales of the TracVision A5 as a percentage of our total sales has adversely affected our overall gross margin results.

Operating Expenses

Total research and development expense decreased by $2.2 million, or 26.1%, to $6.3 million in 2004 from $8.6 million in 2003. As a percentage of net sales, research and development expense decreased to 10.2% in 2004 from 15.1% in 2003. The decrease reflects a reduction of engineering investment following the introduction of several major new products, including the TracVision A5 and the TracVision G8, as well as the DSP-4000 and DSP-3000 fiber optic gyros, and the TG-6000 inertial measurement unit (IMU).

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

Liquidity and Capital Resources

We have historically funded our operations from product sales, net proceeds from public and private equity offerings, bank financings, proceeds received from exercises of stock options, and to a lesser extent, equipment leasing and financing arrangements. As of December 31, 2005, we had $50.1 million in cash, cash equivalents and marketable securities and $61.6 million in working capital.

For the year ended December 31, 2005, we generated $6.1 million in cash from operations as compared to cash used in operations of $4.4 million for the year ended December 31, 2004. The primary reason for the increase is attributable to our increase in revenue and related gross margin coupled with our ability to keep operating expenses and our investment in working capital stable in 2005.

Net cash used in investing activities for the year ended December 31, 2005 was $2.9 million as compared to cash used in investing activities of $37.0 million for the year ended December 31, 2004. The primary reason for the decrease is a reduction in the purchase of marketable securities in 2005 of approximately $32.9 million driven by our investment of offering proceeds in 2004. In 2005, we spent approximately $2.3 million on capital expenditures, reflecting an increase of approximately $0.8 million from 2004. The 2005 capital expenditures consisted primarily of new computer and manufacturing equipment necessary to support our infrastructure and planned growth.

Net cash provided by financing activities for the year ended December 31, 2005 was $0.7 million as compared to net cash provided by financing activities of $48.9 million for the year ended December 31, 2004.

The primary reason for the decrease is due to the completion of our common stock offering in February 2004, in which we issued 2.75 million shares at a price of $18.75 per share for total net proceeds of approximately $48.0 million. The 2005 cash provided by financing activities represents proceeds received from stock options of $0.8 million, partially offset by repayments of long-term debt.

Currently, we have a revolving loan agreement with a bank that provides for a maximum available credit of $15.0 million and expires on July 17, 2006. We pay interest on any outstanding amounts at a rate equal to, at our option, LIBOR plus 2.0%, or the greater of the Federal Funds Effective Rate plus 0.5% or the bank’s prime interest rate. We pay monthly fees at an annual rate of 0.25% on up to $10.0 million of the unused portion of the loan facility. The loan facility advances funds using an asset availability formula based upon our eligible accounts receivable and inventory balances, less a fixed reserve amount. We may terminate the loan agreement prior to its full term without penalty, provided we give 30 days written notice to the bank. As of December 31, 2005, no borrowings were outstanding under the facility.

On January 11, 1999, we entered into a mortgage loan in the amount of $3.0 million. The note term is 10 years, with a principal amortization of 20 years at a fixed rate of interest of 7.0%. Land, building and improvements secure the mortgage loan. The monthly mortgage payment is approximately $23,000, including interest and principal. Due to the difference in the term of the note and amortization of the principal, a balloon payment of $2.0 million is due on February 1, 2009. Under the mortgage loan we may prepay our outstanding loan balance subject to certain early termination charges as defined in the mortgage loan agreement.

We believe that the $50.1 million in cash, cash equivalents and marketable securities, together with our other existing working capital, will be adequate to meet planned operating and capital requirements through the foreseeable future. However, as the need or opportunity arises, we may seek to raise additional capital through public or private sales of securities or through additional debt financing. There are no assurances that we will be able to obtain any additional funding or that such funding will be available on acceptable terms.

Contractual Obligations and Other Commercial Commitments

As of December 31, 2005, our contractual commitments consisted of a mortgage note payable, near-term purchase order commitments, facility leases and equipment leases. The principal repayment of the mortgage note is based on a 20-year amortization schedule, but the term is 10 years, requiring a balloon payment of $2.0 million on February 1, 2009. There are no loan-to-value covenants in the loan that would require early pay-down of the mortgage if the market value of the property should decline. Our purchase commitments include unconditional purchase orders for inventory and manufacturing materials extending out over various periods throughout 2006. We are also obligated under multi-year facility leases that terminate at various times between 2008 and 2014. Our other operating leases represent vehicle and equipment operating leases.

The following table summarizes our obligations under these commitments at December 31, 2005:

	Payment Due by Period
Contractual Obligations	Total	Less than 1 Year	1–3 Years	3-5 Years	More than 5 Years
	(in thousands)
Mortgage and other loans	$2,397	$115	$255	$2,027	$—
Purchase commitments	8,024	8,024	—	—	—
Facility lease obligations	2,220	517	876	471	356
Other operating lease obligations	169	101	60	8	—

Total	$12,810	$8,757	$1,191	$2,506	$356

In the first quarter of 2006, we entered into a licensing agreement with Litton Systems, Inc., a wholly owned subsidiary of Northrop Grumman Systems Corporation (Grumman) to provide us with the right to access/use certain patented technologies owned by Grumman. Under the agreement, which spans the life of the patented technology, we will pay a licensing fee to Grumman equal to 4.5% of the net selling price for each unit sold in which the licensed technology is utilized. The agreement provides for minimum payments during the next four years of $312,500, $250,000, $250,000 and $187,500, respectively.

We have not entered into any off-balance sheet commercial commitments, such as standby letters of credit, guarantees or standby repurchase obligations.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment.” SFAS No. 123(R) addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise, or (b) liability instruments that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123(R) requires an entity to recognize the grant-date fair-value of stock options and other equity-based compensation issued to employees in the statement of operations.

SFAS No. 123 requires entities to disclose information about the nature of the share-based payment transactions and the effects of those transactions on the financial statements. SFAS No. 123(R) is effective for us in 2006. As a result, beginning January 1, 2006 we will record compensation expense related to outstanding employee stock options in accordance with the provisions of SFAS No. 123(R). The actual impact of implementing SFAS No. 123(R) will depend upon a number of variables, however, based on current information, we anticipate the effect on 2006 results to be an expense of approximately $0.9 million or $(0.06) per share.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs”, to amend the guidance in Chapter 4, “Inventory Pricing”, of FASB Accounting Research Bulletin No. 43, “Restatement and Revision of Accounting Research Bulletins.” SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS No. 151 requires that those items be recognized as current-period charges. Additionally, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for fiscal years beginning after June 15, 2005. We will adopt this statement in 2006 and adoption is not expected to have a material impact on our financial position or results of operations.

ITEM 7A.	Quantitative and Qualitative Disclosure About Market Risk

Our primary market risk exposure is in the area of foreign currency exchange risk. We are exposed to currency exchange rate fluctuations related to our subsidiary operations in Denmark. Certain functions in Denmark are transacted in the Danish Krone or Euro, yet reported in the U.S. dollar, the functional currency. For foreign currency exposures existing at December 31, 2005, a 10% unfavorable movement in the foreign exchange rates for our subsidiary location would not expose us to material losses in earnings or cash flows.

From time to time, we purchase foreign currency forward exchange contracts generally having durations of no more than 4 months. These forward exchange contracts are intended to offset the impact of exchange rate fluctuations on intercompany payments due from our foreign subsidiary. Forward exchange contracts are accounted for as cash flow hedges and are recorded on the balance sheet at fair value until executed. Changes in the fair value are recognized in earnings. For the year ended December 31, 2005 we recorded a gain of $40,000 related to these contracts. Such gain is reflected within “other (expense) income” in our 2005 consolidated statement of operations. As of December 31, 2005, there were no outstanding forward contracts.

The primary objective of our investment activities is to preserve principal and maintain liquidity, while at the same time maximize income. We have not entered into any instruments for trading purposes. Some of the securities that we invest in may have market risk. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, investment grade asset-backed corporate securities, money market funds and government agency and non-government debt securities. As of December 31, 2005, a hypothetical 100 basis-point increase in interest rates would result in an approximate $20,000 decrease in the fair value of our investments that have maturities of greater than one year. However, due to the conservative nature of our investments, the relatively short duration of their maturities, our ability to either convert some or all of our long-term investments to less interest rate-sensitive holdings or hold most securities until maturity, we believe interest rate risk is mitigated. As of December 31, 2005, approximately 89% of the $35.9 million classified as available-for-sale marketable securities will mature or reset within one year. We do not invest in any financial instruments denominated in foreign currencies. Accordingly, interest rate risk is not considered material.

ITEM 8.	Financial Statements and Supplementary Data

Our consolidated financial statements and supplementary data, together with the report of KPMG LLP, our independent registered public accounting firm, are included in Part IV of this annual report on Form 10-K.

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

Under the supervision and with the participation of our CEO and CFO, our management has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2005.

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

Under the supervision and with the participation of our CEO and CFO, our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2005 and concluded that it is effective.

Our independent registered public accounting firm, KPMG LLP, has issued an attestation report regarding the effectiveness of our internal control over financial reporting and management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005, and that report is included below.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

KVH Industries, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that KVH Industries, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). KVH Industries, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of KVH Industries, Inc.’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that KVH Industries, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, KVH Industries, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of KVH Industries, Inc. and subsidiary as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in stockholders’ equity and accumulated other comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated March 15, 2006, expressed an unqualified opinion on those consolidated financial statements.

/s/    KPMG LLP

Providence, Rhode Island

March 15, 2006

ITEM 9B.	Other Information

None.

PART III

We have omitted the information required in Part III of this annual report because we intend to include that information in our definitive proxy statement for our 2006 annual meeting of stockholders, which we expect to file before 120 days after the end of fiscal 2005. We incorporate that information in this annual report by reference to our 2006 proxy statement.

ITEM 10.	Directors and Executive Officers of the Registrant

Information in our 2006 proxy statement under the captions “Directors and Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Ethics” is incorporated by reference.

ITEM 11.	Executive Compensation

Information in our 2006 proxy statement under the caption “Compensation of Directors and Executive Officers” is incorporated by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information in our 2006 proxy statement under the captions “Principal Stockholders” and “Equity Compensation Plans” is incorporated by reference.

ITEM 13.	Certain Relationships and Related Transactions

None.

ITEM 14.	Principal Accountant Fees and Services

Information in our 2006 proxy statement under the caption “Principal Accountant Fees and Services” is incorporated by reference.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

		Page

1.	Financial Statements

	Report of Independent Registered Public Accounting Firm	47

	Consolidated Balance Sheets as of December 31, 2005 and 2004	48

	Consolidated Statements of Operations for the years ended December 31, 2005, 2004 and 2003	49

	Consolidated Statements of Changes in Stockholders’ Equity and Accumulated Other Comprehensive Income (Loss) for the years ended December 31, 2005, 2004 and 2003	50

	Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003	51

	Notes to Consolidated Financial Statements	52

2.	Financial Statement Schedules

	None.

3.	Exhibits

Exhibit No.	Description	Filed with this Form 10-K	Incorporated by Reference
			Form	Filing Date	Exhibit No.
3.1	Amended and Restated Certificate of Incorporation		S-1	February 16, 1996	3.3
3.2	Certificate of Amendment of Certificate of Incorporation		S-3	November 26, 2003	4.2
3.3	Amended, Restated and Corrected By-Laws		8-K	January 23, 2004	3.1
4.1	Specimen certificate for the common stock		S-1/A	March 22, 1996	4.1
*10.1	Amended and Restated 1995 Incentive Stock Option Plan		10-K	March 15, 2004	10.2
*10.2	Amended and Restated 1996 Incentive and Nonqualified Stock Option Plan		10-K	March 15, 2004	10.3
*10.3	Amended and Restated 1996 Employee Stock Purchase Plan		8-K	December 13, 2005	10.1
*10.4	2003 Incentive and Nonqualified Stock Option Plan		10-K	March 15, 2004	10.5
10.5	Open End Mortgage and Security Agreement dated January 11, 1999 with IDS Life Insurance Co. for 50 Enterprise Center, Middletown, RI		10-K	March 24, 1999	99.1
10.6	Loan and Security Agreement dated March 27, 2000 with Fleet Capital Corporation		10-K	March 30, 2000	10.38
10.7	First Amendment to Loan and Security Agreement dated March 7, 2003 with Fleet Capital Corporation		8-K/A	November 26, 2003	10.1
10.8	Second Amendment to Loan and Security Agreement dated as of June 25, 2003 with Fleet Capital Corporation		8-K	June 27, 2003	99.1
10.9	Amended and Restated Credit and Security Agreement dated July 17, 2003 with Fleet Capital Corporation		8-K	July 18, 2003	99.1
10.10	Independent Retailer Agreement dated June 21, 2004 with DIRECTV, Inc.		10-Q	August 6, 2004	10.1
*10.11	Form of Nonqualified Stock Option agreement granted under the 1996 Incentive and Nonqualified Stock Option Plan		10-K	March 15, 2005	10.12
*10.12	Form of Incentive Stock Option agreement granted under the 1996 Incentive and Nonqualified Stock Option Plan		10-K	March 15, 2005	10.13
*10.13	Form of Nonqualified Stock Option agreement granted under the 2003 Incentive and Nonqualified Stock Option Plan		10-K	March 15, 2005	10.14
*10.14	Form of Incentive Stock Option agreement granted under the 2003 Incentive and Nonqualified Stock Option Plan		10-K	March 15, 2005	10.15
10.15	Written Description of Option Acceleration on December 9, 2005		8-K	December 13, 2005	10.2

Exhibit No.	Description	Filed with this Form 10-K	Incorporated by Reference
			Form	Filing Date	Exhibit No.
21.1	List of Subsidiaries		S-1	March 28, 1996	21.1
23.1	Consent of KPMG LLP	X
31.1	Rule 13a-14(a)/15d-14(a) certification of principal executive officer	X
31.2	Rule 13a-14(a)/15d-14(a) certification of principal financial officer	X
32.1	Rule 1350 certification	X

*	Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KVH Industries, Inc.

Date: March 16, 2006	By:	/S/ MARTIN A. KITS VAN HEYNINGEN
Martin A. Kits van Heyningen President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Name	Title	Date

/S/ MARTIN A. KITS VAN HEYNINGEN Martin A. Kits van Heyningen	President, Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2006

/S/ PATRICK J. SPRATT Patrick J. Spratt	Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2006

/S/ ARENT H. KITS VAN HEYNINGEN Arent H. Kits van Heyningen	Chairman of the Board	March 16, 2006

/S/ ROBERT W.B. KITS VAN HEYNINGEN Robert W.B. Kits van Heyningen	Director	March 16, 2006

/S/ MARK S. AIN Mark S. Ain	Director	March 16, 2006

Stanley K. Honey	Director

/S/ BRUCE J. RYAN Bruce J. Ryan	Director	March 16, 2006

/S/ CHARLES R. TRIMBLE Charles R. Trimble	Director	March 16, 2006

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

KVH Industries, Inc.:

We have audited the accompanying consolidated balance sheets of KVH Industries, Inc. and subsidiary as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in stockholders’ equity and accumulated other comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of KVH Industries, Inc. and subsidiary at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of KVH Industries, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP
Providence, Rhode Island March 15, 2006

KVH INDUSTRIES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$14,159,945	$10,289,145
Marketable securities	35,930,101	35,438,442
Accounts receivable, net of allowance for doubtful accounts of approximately $626,000 in 2005 and $677,000 in 2004	12,283,225	9,576,869
Costs and estimated earnings in excess of billings on uncompleted contracts	235,200	746,638
Inventories	6,563,550	7,250,597
Prepaid expenses and other assets	792,928	486,872
Deferred income taxes	205,365	645,730

Total current assets	70,170,314	64,434,293

Property and equipment, net	8,662,681	8,218,294
Intangible assets, less accumulated amortization of approximately $1,016,000 in 2005 and $890,000 in 2004	63,152	189,177
Other non-current assets	99,993	58,565
Deferred income taxes	3,333,775	3,013,430

Total assets	$82,329,915	$75,913,759

LIABILITIES AND STOCKHOLDERS’ EQUITY
Commitments and contingencies (notes 6, 7 and 15)
Current liabilities:
Accounts payable	$3,479,653	$1,604,006
Accrued compensation and employee-related expenses	2,976,531	1,765,690
Accrued other	948,465	435,099
Accrued product warranty costs	611,169	440,020
Accrued professional fees and license and settlement costs	371,360	435,888
Accrued loss on TracVision A5 non-cancelable purchase commitments	55,000	996,856
Current portion of long-term debt	114,985	107,233

Total current liabilities	8,557,163	5,784,792

Long-term debt excluding current portion	2,281,663	2,396,648
Deferred revenue	128,391	—

Total liabilities	10,967,217	8,181,440

Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 1,000,000 shares; none issued.	—	—
Common stock, $0.01 par value. Authorized 20,000,000 shares; issued and outstanding 14,638,100 as of December 31, 2005 and 14,487,841 as of December 31, 2004.	146,381	144,878
Additional paid-in capital	85,889,934	85,072,874
Accumulated deficit	(14,504,823)	(17,435,809)
Accumulated other comprehensive loss	(168,794)	(49,624)

Total stockholders’ equity	71,362,698	67,732,319

Total liabilities and stockholders’ equity	$82,329,915	$75,913,759

See accompanying Notes to Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2005	2004	2003
Net sales	$71,257,981	$62,302,541	$56,672,605

TracVision A5 revaluation charge	(100,050)	2,358,420	—
All other costs of sales	41,686,618	39,933,088	33,795,341

Total costs of sales	41,586,568	42,291,508	33,795,341

Gross profit	29,671,413	20,011,033	22,877,264

Operating expenses:
Research and development	7,692,426	6,336,781	8,578,628
Sales and marketing	13,844,955	15,907,155	11,200,733
General and administrative	5,844,681	5,166,066	4,596,799

Income (loss) from operations	2,289,351	(7,398,969)	(1,498,896)

Other income (expense):
Interest income (expense), net	1,269,070	471,226	(165,459)
Other (expense) income	(338,352)	34,746	(78,044)

Income (loss) before income taxes	3,220,069	(6,892,997)	(1,742,399)
Income tax expense (benefit)	289,083	(745,667)	(271,945)

Net income (loss)	$2,930,986	$(6,147,330)	$(1,470,454)

Per share information:
Net income (loss) per share, basic and diluted	$0.20	$(0.44)	$(0.13)

Number of shares used in per share calculation:
Basic	14,571,207	14,109,039	11,403,258

Diluted	14,685,321	14,109,039	11,403,258

See accompanying Notes to Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balances at January 1, 2003	$111,498	$35,134,093	$(9,818,025)	$3,927	$25,431,493

Comprehensive loss:
Net loss			(1,470,454)	—	(1,470,454)
Settlement of foreign exchange contract			—	(3,927)	(3,927)

Comprehensive loss					(1,474,381)
Non-cash stock based compensation expense	—	12,057	—	—	12,057

Common stock issued under benefit plan	185	225,197	—	—	225,382
Exercise of warrants	1,090	(1,090)	—	—	—
Exercise of stock options	3,128	1,135,494	—	—	1,138,622

Balances at December 31, 2003	115,901	36,505,751	(11,288,479)	—	25,333,173

Comprehensive loss:
Net loss			(6,147,330)	—	(6,147,330)
Unrealized loss on marketable securities			—	(49,624)	(49,624)

Comprehensive loss					(6,196,954)
Issuance of common stock	27,500	47,955,730	—	—	47,983,230
Common stock issued under benefit plan	236	221,731	—	—	221,967
Exercise of stock options	1,241	389,662	—	—	390,903

Balances at December 31, 2004	144,878	85,072,874	(17,435,809)	(49,624)	67,732,319

Comprehensive income:
Net income			2,930,986	—	2,930,986
Unrealized loss on marketable securities			—	(119,170)	(119,170)

Comprehensive income					2,811,816
Common stock issued under benefit plan	241	191,787	—	—	192,028
Exercise of stock options	1,262	625,273	—	—	626,535

Balances at December 31, 2005	$146,381	$85,889,934	$(14,504,823)	$(168,794)	$71,362,698

See accompanying Notes to Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net income (loss)	$2,930,986	$(6,147,330)	$(1,470,454)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,957,507	2,042,950	1,723,748
Deferred income tax	120,020	(770,573)	(33,280)
Provision for doubtful accounts	68,705	713,993	52,812
(Gain) loss on disposal of equipment	(22,021)	104,603	—
TracVision A5 revaluation and related charges	(100,050)	2,471,545	—
Non-cash stock-based compensation expense	—	—	12,057
Changes in operating assets and liabilities:
Accounts receivable	(2,775,081)	1,062,313	(1,689,695)
Costs and estimated earnings in excess of billings on uncompleted contracts	511,438	(331,223)	(38,357)
Inventories	687,047	(1,788,021)	(2,354,871)
Prepaid expenses and other assets	(306,036)	315,191	(641,417)
Accounts payable	1,875,647	(1,986,488)	1,269,390
Accrued expenses	973,132	(96,117)	498,808
Deferred revenue	144,282	—	(64,243)

Net cash provided by (used in) operating activities	6,065,576	(4,409,157)	(2,735,502)

Cash flows from investing activities:
Purchase of marketable securities	(2,610,829)	(35,488,066)	—
Capital expenditures	(2,275,870)	(1,522,066)	(2,935,690)
Proceeds from the sale of equipment	22,021	5,097	—
Redemption of marketable securities	2,000,000	—	—
Other long-term assets	(41,428)	(12,046)	—

Net cash used in investing activities	(2,906,106)	(37,017,081)	(2,935,690)

Cash flows from financing activities:
Repayment of long-term debt	(107,233)	(109,954)	(83,312)
Proceeds from sale of common stock, net	—	48,363,712	—
Proceeds from stock option and benefit plan	818,563	612,870	1,364,004

Net cash provided by financing activities	711,330	48,866,628	1,280,692

Net increase (decrease) in cash and cash equivalents	3,870,800	7,440,390	(4,390,500)

Cash and cash equivalents at beginning of year	10,289,145	2,848,755	7,239,255

Cash and cash equivalents at end of year	$14,159,945	$10,289,145	$2,848,755

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$196,670	$189,442	$209,688

See accompanying Notes to Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005, 2004 and 2003

(all tabular amounts in thousands except per share amounts)

(1)	Summary of Significant Accounting Policies

(a)	Description of Business

KVH Industries, Inc. (KVH) develops, manufactures and markets mobile communications products for the land mobile and marine markets, and navigation, guidance and stabilization products for both defense and commercial markets.

KVH is among the leading providers of mobile communications products that enable customers to receive live television, telephone and Internet services in their cars, recreational vehicles and marine vessels while on the move via satellite and wireless services. KVH sells its TracVision, TracPhone, and TracNet mobile communications products through an extensive international network of retailers, distributors and dealers.

KVH’s defense products include tactical navigation systems that provide uninterrupted access to navigation information in a spectrum of military vehicles, including HMMWVs and light armored vehicles. KVH also offers precision fiber optic gyro-based systems that enable platform stabilization and munitions guidance. KVH’s defense products are sold directly to U.S. and allied governments and government contractors, as well as through an international network of authorized independent sales representatives. In addition, KVH’s defense products have numerous commercial applications such as train location control and track geometry measurement systems, industrial robotics, and optical stabilization.

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

(d)	Concentration of credit risk

Cash, cash equivalents and marketable securities. KVH is potentially subject to financial instrument concentration of credit risk through its cash, cash equivalent and marketable securities investments. To mitigate these risks KVH maintains cash, cash equivalents and marketable securities with reputable and nationally recognized financial institutions. As of December 31, 2005, $35.9 million classified as marketable securities was held by Lehman Brothers Inc., and the majority of the cash and cash equivalents was held by Bank of America, Inc. KVH performs periodic evaluations of the relative credit standing of these financial institutions as a means of limiting the amount of credit exposure.

Trade accounts receivable. Concentrations of risk with respect to trade accounts receivable are generally limited due to the large number of customers and their dispersion across several geographic areas. Although KVH does not foresee credit risk associated with these receivables to deviate from historical experience, repayment is dependent upon the financial stability of those individual customers and their respective economies.

KVH INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005, 2004 and 2003

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

KVH establishes reserves for potential bad debt and evaluates, on a monthly basis, the adequacy of those reserves based upon historical experience and its expectations for future collectibility concerns. Activity within KVH’s reserve for bad debt for the periods presented is as follows:

	2005	2004	2003
Beginning balance	$677	$120	$153
Additions charged to expense	68	714	53
Deductions (write-offs/recoveries) from reserve	(119)	(157)	(86)

Ending balance	$626	$677	$120

Included in the 2004 expense was approximately $556,000 in specific reserve resulting from a voluntary liquidation under local law of a European distributor.

(e)	Revenue Recognition

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

Under certain limited conditions, KVH, at its sole discretion, provides for the return of goods. No product is accepted for return and no credit is allowed on any returned product unless KVH has granted and confirmed prior written permission by means of appropriate authorization.

Contracted Service Revenue. Customer and government-agency contracted engineering service and grant revenue under development contracts is recognized during the period in which KVH performs the service or development efforts in accordance with the agreement. Performance is determined principally by comparing the accumulated costs incurred to date with management’s estimate of the total cost to complete the contracted work. Costs and recognized proportionate income not yet billed are recognized within the accompanying consolidated balance sheets in the caption “costs and estimated earnings in excess of billings on uncompleted contracts.”

Standard product modification, enhancement and development contract revenue is recognized upon the complete delivery and title transfer of all customer-approved products. Costs of contracts in progress are accumulated within the accompanying consolidated balance sheets in the caption “costs and estimated earnings in excess of billings on uncompleted contracts” and relieved upon product delivery.

KVH INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005, 2004 and 2003

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

Satellite activation and usage revenue. Service activation fees are recognized upon receiving notice from the third party satellite service provider that a purchaser of KVH’s product has established service with the satellite service provider. Re-sold satellite connectivity and usage revenue is recognized based upon usage by the subscriber. In general, connectivity and usage services are billed one month in arrears and recognized when earned. To date, satellite activation and usage revenue has not been a significant portion of KVH’s total revenue.

Extended warranty revenue. Beginning in 2005, KVH began selling extended warranty contracts to certain of its customers. Revenue under these contracts will be recognized in future periods ratably over the contract term. No revenue was recognized in 2005 related to extended warranty contracts, and amounts collected, which approximated $144,000 are reflected in accrued other and deferred revenue in the accompanying 2005 consolidated balance sheet.

(f)	Fair Value of Financial Instruments

The carrying amounts of accounts receivable, contracts receivable, costs and estimated earnings in excess of billings on uncompleted contracts, accounts payable and accrued expenses approximate fair value due to the short maturity of these instruments. The carrying amount of KVH’s mortgage loan approximates fair value based on currently available quoted rates of similarly structured mortgage facilities. See note 2 for information on the fair value of KVH’s marketable securities.

(g)	Cash, Cash Equivalents and Marketable Securities

In accordance with KVH’s investment policy, cash in excess of operational needs is invested in money market funds, investment-grade corporate and U.S. government debt as well as certain asset-backed securities. KVH considers all highly liquid investments with an original maturity of ninety days or less, as of the date of purchase, to be cash equivalents. KVH determines the appropriate classification of marketable securities at each balance sheet date. Available-for-sale marketable securities are carried at their fair value with unrealized gains and losses included in accumulated other comprehensive income (loss) in the accompanying consolidated balance sheets.

KVH reviews investments in debt and equity securities for other than temporary impairment whenever the fair value of an investment is less than amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time. To determine whether an impairment is other-than-temporary, KVH considers whether it has the ability and the intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence

KVH INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005, 2004 and 2003

(all tabular amounts in thousands except per share amounts)

(1)	Summary of Significant Accounting Policies—(continued)

to the contrary. Evidence considered in this assessment includes the reasons for the impairment, compliance with KVH’s investment policy, the severity and duration of the impairment, changes in value subsequent to year-end and forecasted performance of the investee. KVH has reviewed its securities with unrealized losses as of December 31, 2005 and 2004, and has concluded that no other-than-temporary impairments exist.

Interest income earned on KVH’s cash, cash equivalents and marketable securities is reflected in “interest income (expense), net” in the accompanying statements of operations and approximated $1.5 million, $0.7 million and $0.1 million for the years ended December 31, 2005, 2004 and 2003, respectively.

(h)	Inventories

Inventories are stated at the lower of cost or market using the first-in first-out costing method.

(i)	Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization are computed on the straight-line method over the estimated useful lives of the respective assets. The principal lives used in determining the depreciation rates of various assets are: buildings and improvements, 40 years; leasehold improvements, over the shorter of the assets useful life or the term of the lease; machinery and equipment, 5 years; office and computer equipment, 3-7 years; and motor vehicles, 4 years.

(j)	Long-lived Assets

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

(k)	Product Warranty

KVH’s products carry limited warranties that range from one to two years and vary by product. The warranty period begins as of confirmed date of end-consumer installation. KVH accrues estimated product warranty costs at the time of sale and any additional amounts are recorded when such costs are probable and can be reasonably estimated. Such costs are reflected within sales and marketing expense in the accompanying statements of operations.

(l)	Shipping and Handling Costs

Shipping and handling costs are expensed as incurred and included in cost of sales.

KVH INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005, 2004 and 2003

(all tabular amounts in thousands except per share amounts)

(1)	Summary of Significant Accounting Policies—(continued)

(m)	Research and Development

Expenditures for research and development, including customer-funded research and development, are expensed as incurred. Revenue from customer-funded research and development is included in net sales, and the related product development costs are included in cost of goods sold. Revenue and related development costs from customer-funded research and development are as follows:

	Year ended December 31,
	2005	2004	2003
Customer-funded revenues	$1,852	$1,752	$1,196
Customer-funded costs	1,418	1,240	937

(n)	Advertising Costs

Costs related to advertising are expensed as incurred. Advertising expense was $2.2 million, $3.7 million, and $2.2 million for the years ended December 31, 2005, 2004 and 2003, respectively, and is included in sales and marketing expense in the accompanying consolidated statements of operations.

(o)	Foreign Currency Translation

The financial statements of KVH’s foreign subsidiary, located in Denmark, are maintained in the United States dollar functional currency for both reporting and consolidation purposes. Exchange rates in effect on the date of the transaction are used to record monetary assets and liabilities. Revenue and other expense elements are recorded at rates that approximate the rates in effect on the transaction dates. Realized foreign currency remeasurement gains and losses are recognized within “other (expense) income” in the accompanying consolidated statements of operations. For the years ended December 31, 2005, 2004 and 2003, foreign currency (losses) gains approximated $(0.3) million, $0.1 million, and $0.1 million, respectively.

(p)	Stock-based Compensation

KVH accounts for its various stock-based compensation plans using the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.” The following pro forma information is based on provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (see note 8).

	Year ended December 31,
	2005	2004	2003
Net income (loss) as reported	$2,931	$(6,147)	$(1,470)
Compensation expense under SFAS 123	2,809	1,887	1,330

Pro forma net income (loss)	$122	$(8,034)	$(2,800)

Income (loss) per share—basic and diluted
As reported	$0.20	$(0.44)	$(0.13)

Pro forma	$0.01	$(0.57)	$(0.25)

KVH INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005, 2004 and 2003

(all tabular amounts in thousands except per share amounts)

(1)	Summary of Significant Accounting Policies—(continued)

(q)	Income Taxes

Income taxes are accounted for under the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. In accordance with SFAS No. 109, KVH has adopted a tax planning strategy to support the realization of a portion of its total domestic deferred tax assets (see note 10).

(r)	Income (Loss) per Common Share

Basic net income (loss) per share is calculated based on the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share incorporates the dilutive effect of common stock equivalent options, warrants and other convertible securities, if any, as determined in accordance with the treasury-stock accounting method. Common stock equivalents related to options to purchase approximately 0.8 million, 1.2 million, and 1.0 million shares of common stock for the years ended December 31, 2005, 2004, and 2003, respectively, have been excluded from the fully diluted calculation of income (loss) per share, as inclusion would be anti-dilutive.

A reconciliation of the basic and diluted weighted average common shares outstanding is as follows:

	2005	2004	2003
Net income (loss)	$2,931	$(6,147)	$(1,470)

Weighted average common shares outstanding—basic	14,571	14,109	11,403
Incremental common shares issuable—stock options	114	—	—

Weighted average common shares outstanding—diluted	14,685	14,109	11,403

Income (loss) per share—basic and diluted	$0.20	$(0.44)	$(0.13)

(s)	Derivative Instruments

KVH occasionally enters into foreign currency forward contracts to hedge a portion of anticipated Euro-denominated transactions against currency fluctuations. KVH accounts for these derivative instruments at fair value and records any changes in fair value within “other (expense) income” in the accompanying statements of operations.

KVH recorded foreign currency contract gains (losses) of approximately $39,000 and $21,000, for the years ended December 31, 2005 and 2004. There were no currency contract gains or losses recorded in 2003.

(t)	Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123(R), “Share-Based Payment.” SFAS No. 123(R) addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise, or (b) liability

KVH INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005, 2004 and 2003

(all tabular amounts in thousands except per share amounts)

(1)	Summary of Significant Accounting Policies—(continued)

instruments that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123(R) requires an entity to recognize the grant-date fair-value of stock options and other equity-based compensation issued to employees in the statement of operations.

SFAS No. 123(R) requires entities to disclose information about the nature of the share-based payment transactions and the effects of those transactions on the financial statements. SFAS No. 123(R) is effective for KVH in 2006. As a result, beginning January 1, 2006 KVH will record compensation expense related to outstanding employee stock options in accordance with the provisions of SFAS No. 123(R). The actual impact of implementing SFAS No. 123(R) will depend upon a number of variables; however, based on current information, KVH anticipates the effect on 2006 results to be an expense of approximately $0.9 million or $(0.06) per share.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs”, to amend the guidance in Chapter 4, “Inventory Pricing”, of FASB Accounting Research Bulletin No. 43, “Restatement and Revision of Accounting Research Bulletins.” SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS No. 151 requires that those items be recognized as current-period charges. Additionally, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for fiscal years beginning after June 15, 2005. KVH will adopt this statement in 2006 and adoption is not expected to have a material impact on KVH’s financial position or results of operations.

(2)	Marketable Securities

Included in marketable securities as of December 31, 2005 and 2004 are the following:

December 31, 2005	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Demand notes	$1,677	$—	$—	$1,677
Cash and cash equivalents	4,705	—	—	4,705
Federal obligations	8,499	—	(58)	8,441
Corporate obligations	21,218	—	(111)	21,107

Total marketable securities designated as available for sale	$36,099	$—	$(169)	$35,930

December 31, 2004	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents	$2,334	$—	$—	$2,334
Auction rate notes	6,511	—	—	6,511
Commercial paper	7,981	—	(3)	7,978
Federal agency obligations	8,571	3	(27)	8,547
Corporate obligations	10,091	—	(23)	10,068

Total marketable securities designated as available for sale	$35,488	$3	$(53)	$35,438

KVH INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005, 2004 and 2003

(all tabular amounts in thousands except per share amounts)

(2)	Marketable Securities—(continued)

The amortized costs and estimated fair value of debt securities as of December 31, 2005 and 2004 are shown below by effective maturity. Effective maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

December 31, 2005	Amortized Cost	Estimated Fair Value
Due in less than one year	$31,950	$31,849
Due after one year and within two years	3,114	3,063
Due after two years and within three years	1,035	1,018

	$36,099	$35,930

December 31, 2004	Amortized Cost	Estimated Fair Value
Due in less than one year	$29,343	$29,299
Due after one year and within two years	4,073	4,065
Due after two years and within three years	2,072	2,074

	$35,488	$35,438

No gains or losses were recognized on KVH’s marketable securities during the year ended December 31, 2005 and 2004.

(3)	Inventories

Inventories as of December 31, 2005 and 2004 include the costs of material, labor, and factory overhead. Inventories consist of the following:

	December 31,
	2005	2004
Raw materials	$3,673	$4,070
Finished goods	2,407	2,403
Work in process	484	778

	$6,564	$7,251

KVH INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005, 2004 and 2003

(all tabular amounts in thousands except per share amounts)

(4)	Inventory Revaluation and Other Special Charges

In July 2004, KVH initiated a new pricing initiative for the TracVision A5 mobile satellite antenna. As a result of the associated price reduction, and in accordance with Accounting Research Bulletin 43, KVH recognized a $2.6 million loss related to a TracVision A5 inventory revaluation and other related pricing initiatives in June 2004. Total net charges for the year ended December 31, 2004 were as follows:

Loss on non-cancelable inventory purchase commitments	$1,425
Revaluation of inventory to net realizable value	836
Loss on disposal of TracVision A5 tooling and equipment (1)	97

TracVision A5 revaluation charge recognized in cost of sales	2,358
Other TracVision A5 pricing initiative charges not included in cost of sales	211

Total TracVision A5 revaluation and other charges	$2,569

(1)	For presentation purposes, loss on disposal of TracVision A5 tooling and equipment was included within the Statement of Cash Flows caption—Loss on disposal of equipment.

Balances and activity related to the TracVision A5 liability since inception is as follows:

Category	Balance Recorded as of June 30, 2004	Additions/ Adjustments to Provisions	Utilization	Balance as of Dec. 31, 2004	Reductions/ Adjustments to Provisions	Utilization	Balance as of Dec. 31, 2005
Non-cancelable inventory purchase commitments	$1,480	$(55)	$(430)	$995	$(98)	$(842)	$55
Other TracVision A5 pricing initiative	150	61	(209)	2	(2)	—	—

Accrued loss on TracVision A5 non-cancelable purchase commitments	$1,630	$6	$(639)	$997	$(100)	$(842)	$55

(5)	Property and Equipment

Property and equipment, net, as of December 31, 2005 and 2004 consist of the following:

	December 31,
	2005	2004
Land	$807	$807
Building and improvements	3,642	3,576
Leasehold improvements	1,557	1,473
Machinery and equipment	9,872	8,234
Office and computer equipment	5,438	5,073
Motor vehicles	367	347

	21,683	19,510
Less accumulated depreciation	13,020	11,292

	$8,663	$8,218

Depreciation for the years ended December 31, 2005, 2004 and 2003 amounted to approximately $1.8 million, $2.0 million, and $1.6 million, respectively.

KVH INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005, 2004 and 2003

(all tabular amounts in thousands except per share amounts)

(6)	Debt and Line of Credit

In January 1999, KVH entered into a mortgage loan in the amount of $3.0 million. The note term is 10 years, with a principal amortization of 20 years at a fixed rate of interest of 7%. Land, building and improvements with an approximate carrying value of $3.7 million as of December 31, 2005, secure the mortgage loan. The monthly mortgage payment is approximately $23,000, including interest and principal. Due to the difference in the term of the note and amortization of the principal, a balloon payment of approximately $2.0 million is due on February 1, 2009. The mortgage principal paid during the year ended December 31, 2005 totaled approximately $107,000. Interest expense on the mortgage approximated $171,000, $179,000 and $185,000 for the years ended December 31, 2005, 2004 and 2003, respectively, and is reflected within “interest income (expense) net”, in the accompanying statements of operations.

The following is a summary of future principal payments under the mortgage:

Years ending December 31,	Principal Payment
2006	$115
2007	123
2008	132
2009	2,027

Total outstanding at December 31, 2005	$2,397

Since March 27, 2000, KVH has maintained a revolving loan agreement. The loan agreement currently provides for a maximum available credit of $15.0 million and will expire on July 17, 2006. In the event of a draw down, KVH would pay interest at a rate equal to, at its option, LIBOR plus 2%, or the greater of the Federal Funds Effective Rate plus 0.5% or the bank’s prime interest rate. Fees are paid at an annual rate of 0.25% on up to $10.0 million of the unused portion of the loan facility. The loan facility advances funds using an asset availability formula based upon KVH’s eligible accounts receivable and inventory balances, less a fixed reserve amount. KVH may terminate the loan agreement prior to its full term, provided the bank is given 30 days’ written notice. At December 31, 2005, no borrowings were outstanding under the facility.

(7)	Commitments and Contingencies

KVH has certain operating leases for facilities, automobiles, and various equipment. The following reflects future minimum payments under operating leases that have initial or remaining non-cancelable lease terms in excess of one year at December 31, 2005:

Years ending December 31,	Operating Leases
2006	$618
2007	572
2008	364
2009	308
Thereafter	527

Total minimum lease payments	$2,389

KVH INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005, 2004 and 2003

(all tabular amounts in thousands except per share amounts)

(7)	Commitments and Contingencies—(continued)

Total rent expense incurred under facility operating leases for the years ended December 31, 2005, 2004 and 2003 amounted to $522,000, $336,000, and $210,000, respectively.

In the normal course of business, KVH enters into unconditional purchase order obligations with its suppliers for inventory and other operational purchases. Outstanding and unconditional purchase order obligations as of December 31, 2005 approximated $8.0 million.

In the first quarter of 2006, KVH entered into a licensing agreement with Litton Systems, Inc., a wholly owned subsidiary of Northrop Grumman Systems Corporation (Grumman) to provide KVH with the right to access/use certain patented technologies owned by Grumman. Under the agreement, which spans the life of the patented technology, KVH will pay a licensing fee to Grumman equal to 4.5% of the net selling price for each unit sold in which the licensed technology is utilized. The agreement provides for minimum payments during the next four years of $312,500, $250,000, $250,000 and $187,500, respectively.

(8)	Stockholders’ Equity

(a)	Employee Stock Options

KVH currently has a 1996 Incentive and Non-Qualified Stock Option Plan and a 2003 Incentive and Non-Qualified Stock Option Plan (the “Plans”).

KVH has reserved 2,000,967 shares of its common stock for issuance upon exercise of options granted or to be granted under the Plans. These options generally vest in equal annual amounts over four to five years beginning on the date of the grant. The Plans provide that options be granted at exercise prices not less than market value on the date the option is granted and options are adjusted for such changes as stock splits and stock dividends. No options are exercisable for periods of more than 10 years after date of grant.

All stock option values were derived using the Black-Scholes option-pricing model. The per share weighted-average fair values of stock options granted during 2005, 2004 and 2003 were $5.07, $8.34, and $9.49, respectively. The weighted-average assumptions used to value options as of their grant date were as follows:

	Year Ended December 31,
	2005	2004	2003
Risk-free interest rate	4.0%	3.2%	2.7%
Expected volatility	58.2%	91.1%	93.9%
Expected life (years)	4.37	4.31	4.13
Expected dividends	N/A	N/A	N/A

KVH INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005, 2004 and 2003

(all tabular amounts in thousands except per share amounts)

(8)	Stockholders’ Equity—(continued)

The changes in outstanding employee stock options for the three years ended December 31, 2005, 2004 and 2003 are as follows:

	Number of Shares	Weighted- average Exercise Price
Outstanding at January 1, 2003	1,150,279	$5.56

Granted	314,425	13.97
Exercised	(350,815)	4.83
Expired or canceled	(88,698)	6.82

Outstanding at December 31, 2003	1,025,191	$8.28

Granted	370,875	12.29
Exercised	(125,672)	3.31
Expired or canceled	(50,832)	10.44

Outstanding at December 31, 2004	1,219,562	$9.92

Granted	426,950	10.05
Exercised	(140,733)	5.70
Expired or canceled	(79,163)	10.95

Outstanding at December 31, 2005	1,426,616	$10.32

The following table summarizes information about employee stock options at December 31, 2005:

Range of Exercise Prices	Number Outstanding	Average Remaining Life in Years	Outstanding Weighted- Average Exercise Price	Number Exercisable	Exercisable Weighted- Average Exercise Price
$ 4.01 – 6.00	49,213	0.56	$5.87	49,213	$5.87
6.01 – 9.00	477,503	1.63	7.12	344,554	7.04
9.01 – 13.50	654,325	3.71	10.61	261,249	11.47
13.51 – 20.02	245,575	2.94	16.65	245,575	16.65

	1,426,616	2.78	$10.32	900,591	$10.88

As of December 31, 2004 and 2003 the number of options exercisable was 490,661 and 354,686, respectively, and the weighted average exercise price of those options was $8.41 and $8.28, respectively.

On December 9, 2005, the Compensation Committee of the Board of Directors accelerated the vesting of existing “out-of-the-money” stock options that had exercise prices per share equal to or greater than ten percent (10%) above the closing market price on December 8, 2005. On such date, the closing market price was $9.93. Accordingly, options to purchase approximately 271,000 shares of KVH’s common stock became exercisable on December 9, 2005 as a result of this acceleration. These options had exercise prices ranging from $10.99 to $17.62 per share. The decision to accelerate the vesting of these stock options was made primarily to reduce the cumulative non-cash compensation expense that would have been recorded in KVH’s statement of operations in future periods as a result of the adoption of SFAS No. 123(R) in 2006.

KVH INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005, 2004 and 2003

(all tabular amounts in thousands except per share amounts)

(8)	Stockholders’ Equity—(continued)

(b)	Employee Stock Purchase Plan

The Employee Stock Purchase Plan (the “ESPP”) covers substantially all of KVH’s employees in the United States and Denmark. The ESPP allows eligible employees the right to purchase common stock on a semi-annual basis at 85% of the market price. During 2005, 2004 and 2003, 24,122, 23,645, and 18,516 shares, respectively, were issued under this plan. As of December 31, 2005, approximately 38,000 shares were reserved for future issuance under the plan.

(9)	Common Stock Issuance

On February 13, 2004, KVH completed an underwritten public offering of 2,750,000 shares of its common stock at $18.75 per share. Net proceeds to KVH, after deducting offering costs, were approximately $48.0 million and are expected to be used for working capital and general corporate purposes. Financing expenses totaled approximately $3.6 million and included $2.8 million in underwriting fees.

(10)    Income Taxes

Income tax expense (benefit) for the years ended December 31, 2005, 2004 and 2003 attributable to income (loss) from operations is presented below.

	Current	Deferred	Total
Year ended December 31, 2005
Federal	$61	$105	$166
State	—	15	15
Foreign	112	(4)	108

	$173	$116	$289

Year ended December 31, 2004
Federal	$—	$(676)	$(676)
State	—	(99)	(99)
Foreign	25	4	29

	$25	$(771)	$(746)

Year ended December 31, 2003
Federal	$(280)	$—	$(280)
State	—	—	—
Foreign	—	8	8

	$(280)	$8	$(272)

KVH INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005, 2004 and 2003

(all tabular amounts in thousands except per share amounts)

(10)    Income Taxes—(continued)

The actual income tax expense (benefit) differs from the “expected” income tax expense (benefit) computed by applying the United States Federal corporate income tax rate of 34% to income (loss) before taxes as follows:

	Year Ended December 31,
	2005	2004	2003
Computed “expected” tax expense (benefit)	$1,095	$(2,344)	$(592)
Increase (decrease) in income taxes resulting from:
Non-deductible expenses	22	20	18
Foreign tax rate and regulation differential	(27)	20	(14)
(Increase) decrease of valuation reserve resulting from tax strategy revaluation	120	(775)
Change in tax reserves	—	—	(65)
Change in valuation allowance	(921)	2,333	381

Net income tax expense (benefit)	$289	$(746)	$(272)

The components of results of operations before income taxes, determined by tax jurisdiction, are as follows:

	Year Ended December 31,
	2005	2004	2003
United States	$2,821	$(6,919)	$(1,805)
Denmark	399	26	63

Total	$3,220	$(6,893)	$(1,742)

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities for the periods presented are as follows:

	December 31,
	2005	2004
Deferred tax assets:
Accounts receivable, due to allowance for doubtful accounts	$495	$451
Inventories	494	311
Operating loss carry forwards	8,010	9,901
Intangibles due to differences in amortization	153	129
Research and alternative minimum tax credit carry forwards	215	197
State tax credit carry forwards	194	165
Accrued loss on TracVision A5 non-cancelable purchase commitments	21	387
Accrued expenses	452	186

Gross deferred tax assets	10,034	11,727

Less valuation allowance	(6,033)	(7,299)

Net deferred tax assets	4,001	4,428
Deferred tax liability:
Property and equipment, due to differences in depreciation	(462)	(769)

Net deferred tax asset	$3,539	$3,659

KVH INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005, 2004 and 2003

(all tabular amounts in thousands except per share amounts)

(10)    Income Taxes—(continued)

Approximately $0.2 million of KVH’s net deferred tax asset is attributable to future deductible amounts within the Danish tax jurisdiction for KVH’s wholly owned subsidiary located in Denmark.

As of December 31, 2005, KVH had federal net operating loss carry forwards available to offset future taxable income of approximately $22.2 million. KVH also had state net operating loss carry forwards available to offset future state taxable income of approximately $9.2 million. The federal net operating loss carry forwards expire in years 2019 through 2024. State net operating loss carry forwards expire in years 2006 through 2024.

As of December 31, 2005, KVH had research and development tax credit carry forwards in the amount of $151,000 that expire in years 2008 through 2012. KVH also had alternative minimum tax credits of $64,000 that have no expiration date. As of December 31, 2005, KVH’s state tax credit carry forwards available to reduce future state tax expense were approximately $194,000. These state tax credit carry forwards expire in years 2006 through 2011.

KVH’s ability to utilize these net operating loss carryforwards and credits may be limited in the future if KVH experiences an ownership change pursuant to Internal Revenue Code 382. An ownership change occurs when the ownership percentages of 5% or greater stockholders changes by more than 50% over a three-year period.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends upon the generation of future taxable income during the periods in which those temporary differences become deductible. KVH has recorded a valuation allowance against a portion of its deferred tax assets because management believes that, after considering all of the available objective evidence, including available tax planning strategies, historical and prospective, with greater weight given to historical evidence, it is more likely than not that a portion of the asset will not be realized.

Total valuation allowance decreased by approximately $1.3 million from December 31, 2004. Subsequently recognized tax benefits relating to valuation allowances for deferred tax assets, if any, will be allocated as follows: $4.3 million to continuing operations and $1.7 million to stockholders’ equity for amounts attributable to the exercise of employee stock options.

KVH’s tax planning strategy provides a basis for the realization of a portion of its total domestic deferred tax assets as of December 31, 2005 and 2004. Specifically, as of December 31, 2005 and 2004, KVH has approximately $3.3 million and $3.5 million of deferred tax assets, which consist of federal net operating loss carry forwards available to offset future taxable income. KVH’s strategy to utilize these assets is based upon its ability to sell its property located in Middletown, Rhode Island (Middletown Property) for the express purpose of generating taxable income to utilize these loss carry forwards before they expire. This tax strategy is not an action that KVH ordinarily would take but would take, if necessary, to realize tax benefits prior to expiration. In 2004, as a result of an independent and certified appraisal of KVH’s land and building located at 50 Enterprise Center, Middletown, RI, KVH recorded the release of $775,000 in deferred tax asset valuation allowance to increase the U.S. net realizable deferred tax assets to $3.45 million. This increase is derived from the estimate that the property sale would generate approximately $8.9 million in net taxable gains, should KVH be required to

KVH INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005, 2004 and 2003

(all tabular amounts in thousands except per share amounts)

(10)    Income Taxes—(continued)

execute on its strategy to preserve its deferred tax assets. Because the realizable value of KVH’s deferred tax assets is derived from the fair market valuation of the Middletown Property, future tax benefit and expenses are highly correlated to changes in property values in Rhode Island.

KVH’s policy is that undistributed earnings of its foreign subsidiary are indefinitely reinvested and, accordingly, no related provision for U.S. federal and state income taxes has been provided. Upon distribution of those earnings in the form of dividends or otherwise, KVH will be subject to both U.S. income taxes (less foreign tax credits) and withholding taxes in Denmark.

(11)    401(k) Profit Sharing Plan

KVH has a 401(k) Profit Sharing Plan (the Plan) for all eligible employees. Participants may defer a portion of their pre-tax earnings subject to limits determined by the Internal Revenue Service. Participants age 50 or older may be eligible to make additional contributions. As of December 31, 2005, KVH matches one half of the first 3% contributed by the Plan participants. KVH contributions vest over a four-year period from the date of enrollment in the Plan. Total KVH contributions were approximately $144,000, $61,000 and $0 for the years ended December 31, 2005, 2004, and 2003, respectively.

(12)    Business and Credit Concentrations

Significant portions of KVH’s net sales are as follows:

	Year ended December 31,
	2005	2004	2003
Net sales to foreign customers outside the U.S. and Canada	18.8%	19.3%	16.7%
Net sales to the United States Army Tank and Automotive Command	*	*	11.3%
Net sales to Camping World Inc.	*	10.1%	*

*	Represents less than 10% of net sales in the respective year.

For the year ended December 31, 2005 no single customer accounted for 10% or more of KVH’s consolidated net sales.

(13)    Segment Reporting

Under common operational management, KVH designs, develops, manufactures and markets its navigation, guidance and stabilization and mobile communication sensor products for use in a wide variety of applications. Products are generally sold directly to third-party consumer electronic dealers and retailers, consumer manufacturers, government contractors or directly to U.S. and other foreign government agencies. Primarily, sales originating in North America consist of sales within the United States and Canada and, to a lesser extent, Mexico, Asia/Pacific and some Latin and South American countries. North American sales also include all defense-related product sales throughout the world. Sales originating from KVH’s Denmark subsidiary principally consist of sales into Western European countries, including the United Kingdom, France, Italy, and Spain, as well as a growing number of sales into Russia and certain Middle Eastern countries.

KVH INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005, 2004 and 2003

(all tabular amounts in thousands except per share amounts)

(13)    Segment Reporting—(continued)

KVH operates in two geographic segments, exclusively in the mobile communication, navigation and guidance equipment industry, which it considers to be a single business activity. KVH has two primary product categories: mobile communication and navigation, guidance and stabilization. Mobile communication sales and services include automotive, marine and land mobile communication equipment, such as satellite-based telephone, television and broadband Internet connectivity services. Defense sales and services include sales of commercial marine and defense-related navigation, guidance and stabilization equipment based upon digital compass and fiber optic sensor technology, as well as sales of KVH fiber optic gyros for commercial applications. Defense services also include development contract revenue.

	Sales Originating From
Year ended December 31, 2005	North America	Europe	Total
Mobile communication sales to United States and Canada	$39,064	$—	$39,064
Mobile communication sales to Europe	—	8,677	8,677
Mobile communication sales to other geographic areas	—	1,316	1,316
Defense sales to United States and Canada	18,773	—	18,773
Defense sales to Europe	2,918	—	2,918
Defense sales to other geographic areas	510	—	510
Intercompany sales	5,771	22	5,793

Subtotal	67,036	10,015	77,051
Eliminations	(5,771)	(22)	(5,793)

Net sales	$61,265	$9,993	$71,258

Segment net income	$2,640	$291	$2,931
Depreciation and amortization	$1,929	$29	$1,958
Total assets	$80,085	$2,245	$82,330

	Sales Originating From
Year ended December 31, 2004	North America	Europe	Total
Mobile communication sales to United States and Canada	$40,070	$—	$40,070
Mobile communication sales to Europe	—	7,413	7,413
Mobile communication sales to other geographic areas	—	1,018	1,018
Defense sales to United States and Canada	10,215	—	10,215
Defense sales to Europe	2,166	—	2,166
Defense sales to other geographic areas	1,421	—	1,421
Intercompany sales	5,226	79	5,305

Subtotal	59,098	8,510	67,608
Eliminations	(5,226)	(79)	(5,305)

Net sales	$53,872	$8,431	$62,303

Segment net income (loss)	$(6,184)	$37	$(6,147)
Depreciation and amortization	$1,997	$46	$2,043
Total assets	$74,005	$1,909	$75,914

KVH INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005, 2004 and 2003

(all tabular amounts in thousands except per share amounts)

(13)    Segment Reporting—(continued)

	Sales Originating From
Year ended December 31, 2003	North America	Europe	Total
Mobile communication sales to United States and Canada	$33,487	$—	$33,487
Mobile communication sales to Europe	—	4,977	4,977
Mobile communication sales to other geographic areas	—	713	713
Defense sales to United States and Canada	13,734	—	13,734
Defense sales to Europe	3,140	—	3,140
Defense sales to other geographic areas	621	—	621
Intercompany sales	3,899	65	3,964

Subtotal	54,881	5,755	60,636
Eliminations	(3,899)	(65)	(3,964)

Net sales	$50,982	$5,690	$56,672

Segment net income (loss)	$(1,526)	$56	$(1,470)
Depreciation and amortization	$1,695	$28	$1,723
Total assets	$32,093	$1,978	$34,071

(14)    Selected Quarterly Financial Results (Unaudited)

Financial information for interim periods was as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share amounts)
2005
Net sales	$17,893	$18,807	$16,742	$17,816
Gross profit	7,111	7,778	7,100	7,683
Income tax expense	(157)	(76)	(13)	(43)
Net income	$301	$952	$674	$1,004
Income per share (a):
Basic	$0.02	$0.07	$0.05	$0.07

Diluted	$0.02	$0.06	$0.05	$0.07

2004
Net sales	$17,997	$14,532	$13,763	$16,011
TracVision A5 revaluation charge	—	2,413	—	(55)
Gross profit	6,973	2,172	4,690	6,176
Income tax (expense) benefit	(87)	(51)	64	820
Net income (loss)	$128	$(4,948)	$(1,596)	$269
Income (loss) per share (a):
Basic and diluted	$0.01	$(0.34)	$(0.11)	$0.02

(a)	Income (loss) per share is computed independently for each of the quarters. Therefore, the income (loss) per share for the four quarters may not equal the annual income (loss) per share data.

KVH INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005, 2004 and 2003

(all tabular amounts in thousands except per share amounts)

(15)    Legal Matters

KVH is a defendant in a class action lawsuit in the U.S. District Court for the District of Rhode Island in which KVH and certain of its officers are named as defendants. The suit asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 under that statute, as well as claims under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, on behalf of purchasers of our securities in the period October 1, 2003 to July 2, 2004 and seeks certain legal remedies, including compensatory damages. The Teamsters Affiliates Pension Plan has been appointed lead plaintiff. This matter consolidates into one action eight separate complaints filed between July 24, 2004 and September 15, 2004. On January 14, 2005, the defendants filed a motion to dismiss the consolidated complaint for failure to state a claim upon which relief can be granted. The court denied this motion in part and granted it in part. On October 14, 2005, the defendants answered the consolidated complaint and denied liability and all allegations of wrongdoing. Subsequently, on December 13, 2005, plaintiffs filed a motion for class certification; that motion is pending.

On August 16, 2004, Hamid Mehrvar filed a shareholder’s derivative action in the Rhode Island State Superior Court for Newport County against KVH and certain of its officers and directors. The amended complaint asserts state law claims on KVH’s behalf arising between October 1, 2003 and the present in connection with the allegations set forth in the class action consolidated complaint in the U.S. District Court described above. On October 7, 2005, the court dismissed Mehrvar’s amended complaint without prejudice. By letter dated October 14, 2005, Mehrvar delivered a demand that KVH commence litigation for the same acts alleged in his complaint against the directors and senior officers who served during the period October 1, 2003 to the present. On March 1, 2006, Mehrvar filed a shareholder’s derivative action in the Rhode Island State Superior Court for Providence County against KVH and certain of its officers and directors. The amended complaint asserts state law claims on KVH’s behalf arising between October 1, 2003 and the present in connection with the allegations set forth in the class action consolidated complaint in the U.S. District Court described above and seeks certain legal and equitable remedies, including restitution from KVH’s directors and officers and corporate governance changes.

On June 20, 2005 Yemin Ji filed a shareholder’s derivative action in the U.S. District Court for the District of Rhode Island against KVH and certain of its officers and directors, asserting certain federal and state law claims on KVH’s behalf arising between October 6, 2003 and the present in connection with the same allegations set forth in the class action and Mehrvar complaints described above and seeks certain legal and equitable remedies, including restitution from KVH’s directors and officers and corporate governance changes. On August 23, 2005, KVH moved the Court to abstain from exercising jurisdiction and dismiss the action as duplicative of the Mehrvar case. The Court denied this motion. On January 5, 2006, defendants moved to dismiss the complaint on the same grounds on which the Rhode Island state court dismissed the derivative complaint in Mehrvar that was filed on August 16, 2004. The motion is pending.

In May 2005, Electronic Controlled Systems, Inc., d/b/a King Controls, filed a patent infringement suit against KVH in the U.S. District Court for the District of Minnesota. The three asserted patents relate generally to controlling a satellite dish to acquire a satellite signal. The complaint alleges that KVH willfully infringes the patents and seeks injunctive relief, enhanced damages and attorneys’ fees. KVH has denied the allegations and asserted counterclaims, including claims for false advertising. This litigation is in the discovery phase. In January 2006, Electronic Controlled Systems, Inc., d/b/a/ King Controls, filed a second patent infringement suit against KVH in the U.S. District Court for the District of Minnesota. The second suit concerns one of the same three patents asserted in the original suit filed in May 2005, alleges that KVH willfully infringes the patent and seeks both preliminary and permanent injunctive relief, enhanced damages and attorneys fees. KVH has denied the

KVH INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005, 2004 and 2003

(all tabular amounts in thousands except per share amounts)

allegations and asserted counterclaims. A hearing on the plaintiff’s motion for a preliminary injunction is currently scheduled for late May.

Additionally, in the ordinary course of business, KVH is a party to inquiries, legal proceedings and claims including, from time to time, disagreements with vendors and customers.