Form 10-Q
period 2006-03-31
KVH INDUSTRIES INC \DE\
filed 2006-05-09
CIK 1007587

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer   ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Date	Class	Outstanding shares
May 1, 2006	Common Stock, par value $0.01 per share	14,762,001

KVH INDUSTRIES, INC. AND SUBSIDIARY

Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

KVH INDUSTRIES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts, unaudited)

	March 31, 2006	December 31, 2005
Current assets:
Cash and cash equivalents	$13,970	$14,160
Marketable securities	36,289	35,930
Accounts receivable, net of allowance for doubtful accounts of $599 in 2006 and $626 in 2005	11,693	12,283
Costs and estimated earnings in excess of billings on uncompleted contracts	144	235
Inventories	7,603	6,564
Prepaid expenses and other assets	548	793
Deferred income taxes	166	205

Total current assets	70,413	70,170

Property and equipment, net	9,188	8,663
Other non-current assets	124	163
Deferred income taxes	3,334	3,334

Total assets	$83,059	$82,330

Current liabilities:
Accounts payable	$2,552	$3,480
Accrued compensation and employee-related expenses	2,280	2,977
Accrued other	934	1,004
Accrued professional services	572	371
Accrued product warranty costs	550	611
Current portion of long-term debt	117	115

Total current liabilities	7,005	8,558

Long-term debt excluding current portion	2,252	2,282
Deferred revenue	199	128

Total liabilities	9,456	10,968

Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 1,000,000 shares; none issued.	—	—
Common stock, $0.01 par value. Authorized 20,000,000 shares; issued and outstanding 14,750,463 as of March 31, 2006 and 14,638,100 as of December 31, 2005.	148	146
Additional paid-in capital	86,874	85,890
Accumulated deficit	(13,251)	(14,505)
Accumulated other comprehensive loss	(168)	(169)

Total stockholders’ equity	73,603	71,362

Total liabilities and stockholders’ equity	$83,059	$82,330

See accompanying Notes to Condensed Consolidated Financial Statements.

ITEM 1. Financial Statements (continued)

KVH INDUSTRIES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts, unaudited)

	Three months ended March 31,
	2006	2005
Net sales	$20,289	$17,893
Costs of sales	11,469	10,782

Gross profit	8,820	7,111
Operating expenses:
Sales and marketing	3,845	3,623
Research and development	2,170	1,898
General and administrative	1,895	1,273

Income from operations	910	317

Other income (expense):
Interest income, net of interest expense	454	235
Other expense	(21)	(94)

Income before income tax expense	1,343	458

Income tax expense	89	157

Net income	$1,254	$301

Per share information:
Net income per share
Basic	$0.09	$0.02

Diluted	$0.08	$0.02

Number of shares used in per share calculation:
Basic	14,685	14,520

Diluted	14,827	14,668

See accompanying Notes to Condensed Consolidated Financial Statements.

ITEM 1. Financial Statements (continued)

KVH INDUSTRIES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Three months ended March 31,
	2006	2005
Cash flows from operating activities:
Net income	$1,254	$301
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	480	538
Deferred income tax	39	157
Compensation expense related to options and employee stock purchase plan	233	—
Recovery for doubtful accounts, net	(10)	(22)
Gain on disposal of equipment	—	(22)
Changes in operating assets and liabilities:
Accounts receivable	601	(1,441)
Costs and estimated earnings in excess of billings on uncompleted contracts	91	(236)
Inventories	(1,039)	(1,046)
Prepaid expenses and other assets	245	(25)
Accounts payable	(928)	2,089
Accrued expenses	(636)	(428)
Deferred revenue	71	40

Net cash provided by (used in) operating activities	401	(95)

Cash flows from investing activities:
Purchase of marketable securities	(358)	(233)
Capital expenditures	(974)	(377)
Proceeds from sale of equipment	—	22
Other long-term assets	8	(29)

Net cash used in investing activities	(1,324)	(617)

Cash flows from financing activities:
Repayments of long-term debt	(28)	(26)
Proceeds from stock option and benefit plan	761	127

Net cash provided by financing activities	733	101

Net decrease in cash and cash equivalents	(190)	(611)
Cash and cash equivalents at beginning of period	14,160	10,289

Cash and cash equivalents at end of period	$13,970	$9,678

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$43	$44

See accompanying Notes to Condensed Consolidated Financial Statements.

ITEM 1. Financial Statements (continued)

KVH INDUSTRIES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Unaudited, all amounts in thousands except share and per share amounts)

(1)	Description of Business

KVH Industries, Inc. (KVH) develops, manufactures and markets mobile communications products for the land mobile and marine markets, and navigation, guidance and stabilization products for both defense and commercial markets.

KVH’s mobile communications products enable customers to receive live digital television, telephone and Internet services in their automobiles, recreational vehicles and marine vessels while in motion via satellite and wireless services. KVH sells its mobile communications products through an extensive international network of retailers, distributors and dealers.

KVH’s defense products include tactical navigation systems that provide uninterrupted access to navigation and pointing information in a spectrum of military vehicles, including HMMWVs and light armored vehicles. KVH also offers precision fiber optic gyro-based systems that enable platform stabilization and munitions guidance. KVH’s defense products are sold directly to United States (U.S.) and allied governments and government contractors, as well as through an international network of authorized independent sales representatives. In addition, KVH’s defense products have numerous commercial applications such as train location control and track geometry measurement systems, industrial robotics, and optical stabilization.

(2)	Basis of Presentation

The accompanying condensed consolidated financial statements of KVH Industries, Inc. and its wholly owned subsidiary, KVH Europe A/S (collectively, KVH or the Company), have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission regarding interim financial reporting. All intercompany accounts and transactions have been eliminated in consolidation. The condensed consolidated financial statements have not been audited by our independent registered public accounting firm, but include all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations, and cash flows for the periods presented. These condensed consolidated financial statements do not include all disclosures associated with annual financial statements and accordingly should be read in conjunction with the Company’s consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K filed on March 16, 2006 with the Securities and Exchange Commission. The results for the three months ended March 31, 2006 are not necessarily indicative of operating results for the remainder of the year.

(3)	Significant Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates and assumptions by management affect the Company’s revenue recognition, valuation of accounts receivable, valuation of inventory, deferred tax assets and certain accrued expenses.

Although the Company regularly assesses these estimates, actual results could differ materially from these estimates. Changes in estimates are recorded in the period in which they become known. The Company bases its estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances. Actual results could differ from management’s estimates.

KVH INDUSTRIES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Unaudited, all amounts in thousands except share and per share amounts)

(4)	Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” SFAS No. 123(R) addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise, or (b) liability instruments that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123(R) requires an entity to recognize the grant-date fair-value of stock options and other equity-based compensation issued to employees in the statement of operations.

The Company currently has options outstanding under the 2003 Incentive and Non-Qualified Stock Option Plan and the 1996 Incentive and Non-Qualified Stock Option Plan. Under the plans, non-qualified stock options or incentive stock options may be granted to the Company’s or its subsidiaries’ employees, officers, directors, advisers, or consultants as defined. Options are granted with an exercise price equal to the fair market value of the common stock on the date of grant and generally vest in equal annual amounts over four to five years beginning on the first anniversary of the date of the grant. No options are exercisable for periods of more than 10 years after date of grant. The plans were approved by the Company’s shareholders, pursuant to which 2,915,000 shares of the Company’s common stock were reserved for issuance. As of March 31, 2006, 2,718,475 options to purchase shares of common stock had been issued or expired and 196,525 remain available for future grants. The Compensation Committee of the Board of Directors administers the plans, approves the individuals to whom options will be granted and determines the number of shares and exercise price of each option. Outstanding options under the plans at March 31, 2006 expire from June 2006 through February 2011. None of the Company’s outstanding options includes performance-based or market-based vesting conditions. Subject to shareholder approval at the Company’s 2006 Annual Meeting of Stockholders, the Board of Directors has approved a 2006 Stock Incentive Plan, which would reserve an additional 1,000,000 shares of common stock for issuance under such plan.

Under the amended and restated 1996 Employee Stock Purchase Plan (ESPP), the Company is authorized to issue up to 400,000 shares of common stock, of which approximately 38,000 shares remain available as of March 31, 2006. The ESPP allows eligible employees the right to purchase common stock, via payroll deductions, on a semi-annual basis at 85% of the market price of the common stock at the end of each purchase period. During the three months ended March 31, 2006 and 2005, no shares were purchased under the plan. Subject to shareholder approval at the Company’s 2006 Annual Meeting of Stockholders, the Board of Directors has approved an amendment to the ESPP that authorizes an additional 50,000 shares for issuance under the plan.

As permitted by SFAS No. 123, the Company historically accounted for share-based payments to employees using APB Opinion No. 25’s intrinsic value method and recognized no compensation expense for employee stock options or shares purchased under its ESPP. Effective as of January 1, 2006, the Company adopted the provisions of SFAS No. 123(R) under the “modified prospective” transition method outlined in the statement. A “modified prospective” transition method is one in which compensation expense is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the date of adoption.

KVH INDUSTRIES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Unaudited, all amounts in thousands except share and per share amounts)

(4)	Stock-Based Compensation (Continued)

As a result of the adoption of SFAS No. 123(R), the Company’s “income before income tax expense” was reduced by $233 for the three months ended March 31, 2006. The stock-based compensation expense included $21 recorded in cost of sales, $72 recorded in research and development, $42 recorded in sales and marketing and $98 recorded in general and administrative expense for the three months ended March 31, 2006. In accordance with the modified prospective transition method provided under SFAS No. 123(R), results for prior periods have not been restated. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Historically, as permitted under SFAS No. 123, the Company’s policy was to record forfeitures as incurred. As a result of its adoption of SFAS No. 123(R) the Company will apply an estimated forfeiture rate of 10% for option grants awarded subsequent to January 1, 2006. Such forfeiture rate will be periodically revised, if necessary, based on actual experience.

The following table illustrates the effect on net income and net income (loss) per share as if the fair value based method had been applied during the three months ended March 31, 2005:

Three months ended March 31, 2005
Net income as reported	$301
Stock-based employee compensation determined under the fair value based method, net of any applicable related tax effects	(437)

Pro forma net loss	$(136)

Net income (loss) per common share – basic and diluted
As reported	$0.02

Pro forma	$(0.01)

The Company has estimated the fair value of each option grant on the date of grant using the Black-Scholes option-pricing model. The volatility assumption is based on the historical weekly price data of the Company’s common stock over a period equivalent to the weighted average expected life of the Company’s options. Management evaluated whether there were factors during that period which were unusual and which would distort the volatility figure if used to estimate future volatility and concluded that there were no such factors. In determining the expected life of the option grants, the Company has observed the actual terms of prior grants with similar characteristics, the actual vesting schedule of the grant, and assessed the expected risk tolerance of different optionee groups. The risk-free interest rate is based on the actual U.S. Treasury zero coupon rates for bonds matching the expected term of the option as of the option grant date. The risk-free interest rate was 4.39% and 3.97% for all options granted in the first quarter of 2006 and 2005, respectively.

The fair value of stock options granted during the quarter ended March 31, 2006 and 2005 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three months ended March 31,
	2006	2005
Risk-free interest rate	4.39%	3.97%
Expected volatility	54.1%	59.5%
Expected life (in years)	4.42	4.36
Dividend yield	N/A	N/A

KVH INDUSTRIES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Unaudited, all amounts in thousands except share and per share amounts)

(4)	Stock-Based Compensation (Continued)

Aggregated information regarding the Company’s stock option plans as of March 31, 2006 is summarized below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2005	1,426,616	$10.32
Granted	207,500	10.54
Exercised	(112,513)	6.78
Expired or canceled	(12,826)	9.82

Outstanding at March 31, 2006	1,508,777	$10.62	3.04	$2,196

Exercisable at March 31, 2006	871,565	$11.17	2.48	$1,423

The total aggregate intrinsic value of options exercised during the three months ended March 31, 2006 and 2005 was $428 and $407, respectively. The fair value and weighted average fair value per share for all options granted during the three months ended March 31, 2006 and 2005 was $5.11 per share and $5.16 per share, respectively. As of March 31, 2005, the number of options exercisable was 584,000, and the weighted average exercise price of those options was $9.24 per share. As of March 31, 2006, there was $2,860 of total unrecognized compensation expense related to share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 2.46 years.

The following table summarizes information about employee stock options at March 31, 2006:

Range of Exercise Prices	Number Outstanding	Average Remaining Life (in Years)	Outstanding Weighted Average Exercise Price	Number Exercisable	Exercisable Weighted Average Exercise Price
$ 4.01 – 6.00	38,963	0.31	$5.89	38,963	$5.89
6.01 – 9.00	371,614	1.78	7.18	277,004	7.00
9.01 – 13.50	853,650	3.81	10.60	311,048	11.25
13.51 – 20.02	244,550	2.69	16.65	244,550	16.65

	1,508,777	3.04	$10.62	871,565	$11.17

(5)	Net Income Per Common Share

Basic net income per share is calculated based on the weighted average number of common shares outstanding during the period. Diluted net income per share incorporates the dilutive effect of common stock equivalent options, warrants and other convertible securities, if any, as determined with the treasury stock accounting method. For the three months ended March 31, 2006 and 2005 options to purchase 316,775 and 899,900 shares of common stock, respectively, have been excluded from the calculation of diluted net income per share, as inclusion would be anti-dilutive.

A reconciliation of the basic and diluted weighted average common shares outstanding is as follows:

	Three months ended March 31,
	2006	2005
Weighted average common shares outstanding – basic	14,685	14,520
Incremental common shares issuable - stock options	142	148

Weighted average common shares outstanding - diluted	14,827	14,668

KVH INDUSTRIES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Unaudited, all amounts in thousands except share and per share amounts)

(6)	Inventories

Inventories are stated at the lower of cost or market using the first-in first-out costing method. Inventories as of March 31, 2006 and December 31, 2005 include the costs of material, labor, and factory overhead. Components of inventories consist of the following:

	March 31, 2006	December 31, 2005
Raw materials	$4,626	$3,673
Finished goods	2,214	2,407
Work in process	763	484

	$7,603	$6,564

(7)	Comprehensive Income

Comprehensive income includes net income and other comprehensive income (loss). Other comprehensive income (loss) includes certain changes in equity that are excluded from net income. Specifically, the effects of unrealized gains or losses on available-for-sale marketable securities are separately included in accumulated other comprehensive income (loss) within stockholders’ equity. The Company’s comprehensive income for the periods presented is as follows:

	Three months ended March 31,
	2006	2005
Net income	$1,254	$301
Unrealized gain (loss) on available-for-sale securities	1	(130)

Total comprehensive income	$1,255	$171

(8)	Product Warranty

KVH’s products carry limited warranties that range from one to two years and vary by product. The warranty period begins on the date of retail purchase by the original purchaser. KVH accrues estimated product warranty costs at the time of sale and any additional amounts are recorded when such costs are probable and can be reasonably estimated. Such costs are reflected within sales and marketing expense in the accompanying statements of operations. Factors that affect the Company’s warranty liability include the number of units sold, historical and anticipated rates of warranty repairs and the cost per repair. As of March 31, 2006 and December 31, 2005, the Company had accrued product warranty costs of approximately $550 and $611, respectively.

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

(Unaudited, all amounts in thousands except share and per share amounts)

(9)	Segment Reporting (Continued)

KVH operates in two geographic segments, exclusively in the mobile communications, navigation and guidance equipment industry, which it considers to be a single business activity. KVH has two primary product categories: mobile communication and navigation, guidance and stabilization. Mobile communication sales and services include automotive, marine and land mobile communication equipment, such as satellite-based telephone, television and broadband Internet connectivity services. Defense sales and services include sales of commercial marine and defense-related navigation, guidance and stabilization equipment based upon digital compass and fiber optic sensor technology, as well as sales of KVH fiber optic gyros for commercial applications. Defense services also include development contract revenue.

The following table summarizes information regarding the Company’s operations by geographic segment:

	Sales Originating From
	North America	Europe	Total
Three months ended March 31, 2006
Mobile communication sales to United States and Canada	$10,702	$—	$10,702
Mobile communication sales to Europe	—	3,216	3,216
Mobile communication sales to other geographic areas	350	78	428
Defense sales to United States and Canada	4,510	—	4,510
Defense sales to Europe	449	—	449
Defense sales to other geographic areas	984	—	984
Intercompany sales	1,901	—	1,901

Subtotal	18,896	3,294	22,190
Eliminations	(1,901)	—	(1,901)

Net sales	$16,995	$3,294	$20,289

Segment net income	$1,085	$169	$1,254
Depreciation and amortization	$471	$9	$480
Total assets	$79,308	$3,751	$83,059

	Sales Originating From
	North America	Europe	Total
Three months ended March 31, 2005
Mobile communication sales to United States and Canada	$11,127	$—	$11,127
Mobile communication sales to Europe	—	2,765	2,765
Mobile communication sales to other geographic areas	—	213	213
Defense sales to United States and Canada	3,201	—	3,201
Defense sales to Europe	320	—	320
Defense sales to other geographic areas	267	—	267
Intercompany sales	1,940	—	1,940

Subtotal	16,855	2,978	19,833
Eliminations	(1,940)	—	(1,940)

Net sales	$14,915	$2,978	$17,893

Segment net income (loss)	$(67)	$368	$301
Depreciation and amortization	$527	$11	$538
Total assets	$74,769	$3,118	$77,887

KVH INDUSTRIES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Unaudited, all amounts in thousands except share and per share amounts)

(10)	Business and Credit Concentrations

Significant portions of KVH’s net sales are as follows:

	Three months ended March 31,
	2006		2005
Net sales to foreign customers outside the U.S. and Canada	25.0%		19.9%
Net sales to RiverPark, Inc.	*	%	10.1%

*	Represents less than 10% of net sales in the respective quarter.

(11)	Legal Matters

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

On August 16, 2004, Hamid Mehrvar filed a shareholder’s derivative action in the Rhode Island State Superior Court for Newport County against KVH and certain of its officers and directors. The amended complaint asserts state law claims on KVH’s behalf arising between October 1, 2003 and the present in connection with the allegations set forth in the class action consolidated complaint in the U.S. District Court described above. On October 7, 2005, the court dismissed Mehrvar’s amended complaint without prejudice. By letter dated October 14, 2005, Mehrvar delivered a demand that KVH commence litigation for the same acts alleged in his complaint against the directors and senior officers who served during the period October 1, 2003 to the present. On March 1, 2006, Mehrvar filed a shareholder’s derivative action in the Rhode Island State Superior Court for Providence County against KVH and certain of its officers and directors. The complaint asserts state law claims on KVH’s behalf arising between October 1, 2003 and the present in connection with the allegations set forth in the class action consolidated complaint in the U.S. District Court described above and seeks certain legal and equitable remedies, including restitution from KVH’s directors and officers and corporate governance changes.

KVH INDUSTRIES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Unaudited, all amounts in thousands except share and per share amounts)

(11)	Legal Matters (Continued)

On June 20, 2005, Yemin Ji filed a shareholder’s derivative action in the U.S. District Court for the District of Rhode Island against KVH and certain of its officers and directors, asserting certain federal and state law claims on KVH’s behalf arising between October 1, 2003 and the present in connection with the same allegations set forth in the class action and Mehrvar complaints described above and seeks certain legal and equitable remedies, including restitution from KVH’s directors and officers and corporate governance changes. On August 23, 2005, KVH moved the Court to abstain from exercising jurisdiction and dismiss the action as duplicative of the Mehrvar case. The Court denied this motion. On January 5, 2006, defendants moved to dismiss the complaint on the same grounds on which the Rhode Island state court dismissed the derivative complaint in Mehrvar that was filed on August 16, 2004. The motion is pending.

In May 2005, Electronic Controlled Systems, Inc., d/b/a King Controls, filed a patent infringement suit against KVH in the U.S. District Court for the District of Minnesota. The three asserted patents relate generally to controlling a satellite dish to acquire a satellite signal. The complaint alleges that KVH willfully infringes the patents and seeks injunctive relief, enhanced damages and attorneys’ fees. KVH has denied the allegations and asserted counterclaims, including claims for false advertising. This litigation is in the discovery phase. In January 2006, Electronic Controlled Systems, Inc., d/b/a/ King Controls, filed a second patent infringement suit against KVH in the U.S. District Court for the District of Minnesota. The second suit concerns one of the same three patents asserted in the original suit filed in May 2005, alleges that KVH willfully infringes the patent and seeks both preliminary and permanent injunctive relief, enhanced damages and attorneys fees. KVH has denied the allegations and asserted counterclaims. A hearing on the plaintiff’s motion for a preliminary injunction is currently scheduled for late May 2006.

Additionally, in the ordinary course of business, KVH is a party to inquiries, legal proceedings and claims including, from time to time, disagreements with vendors and customers.

(12)	Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs”, to amend the guidance in Chapter 4, “Inventory Pricing”, of FASB Accounting Research Bulletin No. 43, “Restatement and Revision of Accounting Research Bulletins.” SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). SFAS No. 151 requires that those items be recognized as current-period charges. Additionally, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for fiscal years beginning after June 15, 2005. The Company adopted this statement on January 1, 2006. The adoption did not have a material impact on the Company’s financial position or results of operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The statements included in this quarterly report on Form 10-Q, other than statements of historical fact, are forward-looking statements. Examples of forward-looking statements include statements regarding our future financial results, operating results, business strategies, projected costs, products, competitive positions and plans, customer preferences, consumer trends, anticipated product development, and objectives of management for future operations. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” or the negative of these terms or other comparable terminology. Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed in the section entitled “Risk Factors” in Item 1A of Part II of this quarterly report. These and many other factors could affect our future financial and operating results, and could cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by us or on our behalf. The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this report.

Overview

We develop, manufacture and market mobile communications products for the land and marine markets, and navigation, guidance and stabilization products for both defense and commercial markets. Our mobile communications products enable customers to receive live digital television, telephone and Internet services in their automobiles, recreational vehicles and marine vessels while in motion via satellites and wireless services. We sell our mobile communications products through an extensive international network of independent retailers, distributors, and dealerships. Our defense products include tactical navigation systems that provide uninterrupted navigation and pointing information in a spectrum of military vehicles, including tactical trucks (HMMWVs) and combat vehicles. We also offer precision fiber optic gyro-based systems that help stabilize platforms such as gun turrets and radar units, provide guidance for munitions and support a range of commercial and industrial applications. We sell our defense products directly to U.S. and allied governments and government contractors, as well as through an international network of authorized independent sales representatives.

We generate revenue primarily from the sale of our mobile communications and defense products. The following table provides, for the periods indicated, our net sales by product line category.

	Three months ended March 31,
	2006	2005
	(in thousands)
Mobile communications	$14,346	$14,105
Defense	5,943	3,788

Net sales	$20,289	$17,893

In addition to revenue from product sales, our mobile communications revenue includes fees earned from product repairs, fees from satellite phone and Internet usage services, and certain DIRECTV account referral fees earned in conjunction with the sale of our products. We provide, for a fee, third-party satellite phone and Internet airtime to our TracPhone and Internet customers who choose to activate their subscriptions with us. Under current DIRECTV programs, we are eligible to receive a one-time, new mobile account activation fee from DIRECTV for each customer who activates their DIRECTV service directly through us. Our defense revenue primarily includes product sales to both military and commercial markets and, to a lesser extent, engineering services provided under development contracts. To date, revenues earned from product repairs, satellite phone and Internet usage services, DIRECTV activations and earnings under development contracts have not been a material portion of our revenue either individually or in the aggregate.

Our defense business is characterized by a small number of customers who place a small number of relatively large dollar value orders. Orders for our defense products typically range in size from several hundred thousand dollars to over one million dollars. Accordingly, our quarterly net sales of defense products usually consist of a relatively small number of orders. Each order can have a significant impact on our net sales, and because our defense products generally have higher direct margins than our mobile communications products, each order can have an impact on our net income that is disproportionately large relative to the revenue generated by the order.

We have historically derived a substantial portion of our revenue from sales to customers located outside the United States and Canada. Note 9 of the notes to the condensed consolidated financial statements provides information regarding our sales to specific geographic regions.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosure at the date of our financial statements. Our significant accounting policies are summarized in note 1 of the notes to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2005.

In our Form 10-K for the year ended December 31, 2005, our most critical accounting policies and estimates upon which our consolidated financial statements were prepared were those relating to revenue recognition, allowances for accounts receivable, inventories, and income taxes. We did not make any changes to those policies during the quarter. We have reviewed our policies and determined that these remain our most critical accounting policies for the quarter ended March 31, 2006.

Stock-Based Compensation Expense

Effective as of January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,” or SFAS No. 123(R). SFAS No. 123(R) is a revision of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” or SFAS No. 123. SFAS 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.”

SFAS No. 123(R) requires that we recognize compensation expense in our statement of operations for the grant-date fair value of stock options and other equity-based compensation issued to employees. Before January 1, 2006, we accounted for share-based payments to employees using APB Opinion No. 25’s intrinsic value method and recognized no compensation expense for employee stock options or shares purchased under our 1996 Employee Stock Purchase Plan.

We adopted the provisions of SFAS No. 123(R) under the “modified prospective” transition method. A “modified prospective” transition method is one in which compensation expense is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date. In accordance with the modified prospective transition method provided under SFAS No. 123(R), results for prior periods have not been restated. As a result, our financial statements for periods ending before January 1, 2006 are not directly comparable to our financial statements for periods ending after January 1, 2006. Moreover, because the grant-date fair value method under SFAS No. 123(R) is not the same as the method under SFAS No. 123, our results of operations for periods ending after January 1, 2006 are not directly comparable to our pro forma disclosures in the notes to our financial statements for periods ending before January 1, 2006 under SFAS No. 123.

We estimate the fair value of each option on the date of grant using the Black-Scholes option-pricing model. This model incorporates assumptions as to stock price volatility, the expected life of options, a risk-free interest rate and dividend yield. Many of these assumptions are highly subjective and require the exercise of management judgment. If our actual experience differs significantly from our estimates and we choose to employ different assumptions in the future, the stock-based compensation expense that we record in future periods may differ materially from that recorded in the current period.

As a result of the adoption of SFAS No. 123(R), our income before income tax expense for the three months ended March 31, 2006 was reduced by approximately $233,000. As of March 31, 2006, there was $2.9 million of total unrecognized compensation expense related to share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 2.46 years. Based on the assumptions and estimates described above, we estimate that we will record stock-based compensation expense of approximately $0.9 million to $1.0 million for the year ending December 31, 2006.

Results of Operations

The following table provides, for the periods indicated, certain financial data expressed as a percentage of net sales:

	Three months ended March 31,
	2006	2005
Net sales	100.0%	100.0%
Costs of sales	56.5	60.3

Gross profit	43.5	39.7
Operating expenses:
Sales and marketing	19.0	20.2
Research and development	10.7	10.6
General and administrative	9.3	7.1

Total operating expenses	39.0	37.9

Income from operations	4.5	1.8
Other income, net	2.1	0.8

Income before income tax expense	6.6	2.6
Income tax expense	(0.4)	(0.9)

Net income	6.2%	1.7%

Three Months Ended March 31, 2006 and 2005

Operating Summary

Net income for the three months ended March 31, 2006 was $1.3 million or $0.08 per diluted common share, as compared to net income of $0.3 million or $0.02 per diluted common share for the three months ended March 31, 2005. The primary factors behind the improvement were our ability to increase revenue by approximately $2.4 million, or 13%, gross profit by $1.7 million, or 24%, and income from operations by $0.6 million, or 187%. Also contributing to the overall improvement was an increase in other income of $0.3 million. Included within net income for the three months ended March 31, 2006 was approximately $0.2 million of expense related to our adoption of Statement of Financial Accounting Standard (SFAS) No. 123(R), “Share Based Payment”. We did not incur any expense related to SFAS No. 123(R) during the three months ended March 31, 2005.

Net Sales

Net sales for the three months ended March 31, 2006 increased $2.4 million, or 13%, to $20.3 million from $17.9 million for the three months ended March 31, 2005. The primary reason for the improvement was an increase in sales of our defense-related products of approximately $2.2 million, or 57%, to approximately $5.9 million. Specifically, sales of our military navigation products increased approximately $1.8 million, or 108%, driven largely by increased sales volume related to our tactical navigation products. Also contributing to the improvement was an increase in sales of our fiber optic gyro products of approximately $0.5 million, or 42%, driven primarily by increased sales in support of the U.S. Navy’s MK54 torpedo program and the U.S. Army’s remotely operated weapons station program. Partially offsetting the increases in revenue from sales of military navigation and fiber optic gyro products was a decrease in contract engineering revenue of approximately $0.2 million.

Sales of our mobile communications products increased by approximately $0.2 million, or 2%, to approximately $14.3 million for the three months ended March 31, 2006. The modest overall increase reflects a continued growth in sales of our U.S. and European marine products substantially offset by a continued decline in sales of our land mobile communications products. Specifically, for the three months ended March 31, 2006, sales of our marine products increased approximately $2.3 million, or 31%, to approximately $9.7 million. This increase was a result of continued demand for our core marine products, supplemented largely by incremental sales related to our new TracVision M3 satellite TV system that was launched in the fourth quarter of 2005. Offsetting the growth in sales of our marine products was a decline in sales of our land mobile communications products of approximately $2.0 million, or 32%, to $4.3 million. The decline in land mobile communications products was driven primarily by a continued decline in the sale of our products to the recreational vehicle market; coupled with flat sales to the automotive market.

Cost of Sales

Cost of sales consists of direct labor and materials, manufacturing overhead, and engineering costs directly related to customer funded research and development. For the three months ended March 31, 2006, cost of sales increased by $0.7 million, or 6%, to $11.5 million. The primary reason for the increase is the increase in overall sales discussed above; however, the percentage increase is less than our overall percentage increase in sales due to the favorable shift in sales mix toward our relatively higher margin defense-related products for the three month period ended March 31, 2006.

Gross margin for the three months ended March 31, 2006 increased to 43% from 40% for the three-month period ended March 31, 2005. The primary reason for the increase in gross margin was the overall increase in net sales of our relatively higher margin defense-related products during the quarter ended March 31, 2006. Given that we expect second quarter 2006 defense-related revenue to decline, we expect that gross margin percentage in the second quarter will be below first quarter levels and will possibly stay below the first quarter level for the remainder of the year.

Operating Expenses

Research and development expense consists of direct labor, materials and other costs that support our internally funded product development activities. All research and development costs are expensed as incurred. Research and development expense for the three months ended March 31, 2006 increased by approximately $0.3 million, or 14%, to $2.2 million from $1.9 million for the three months ended March 31, 2005. As a percentage of net sales, research and development expense remained fairly consistent on a quarter over quarter basis, representing 11% for both the three months ended March 31, 2006 and 2005. The increased expenditures during the three months ended March 31, 2006 were related to incremental personnel, outside consultants and material costs incurred to support product development. Our overall spending in 2006 continues to be focused on sustaining our existing product base and advancing new products such as the TracVision R6 system, which is a satellite TV system for the RV market that we launched during the quarter ended March 31, 2006. We anticipate that, for the second quarter of 2006, research and development expense as a percentage of revenue will remain at or near first quarter levels.

Sales and marketing expense consists primarily of sales and marketing salaries and related personnel costs, sales commissions for in-house and third party representatives, warranty expense, bad debt expense and other costs that support the sales function, such as advertising, literature and promotional materials. Sales and marketing expense for the three months ended March 31, 2006 increased by $0.2 million, or 6%, to $3.8 million from $3.6 million for the three months ended March 31, 2005. As a percentage of net sales, sales and marketing expense decreased during the quarter ended March 31, 2006 to 19% from 20% for the quarter ended March 31, 2005. Sales and marketing expense during the quarter ended March 31, 2006 reflects our continued focus on reducing our sales and marketing expense as a percentage of net sales, while continuing to support the growth of sales of our new and existing product offerings. We anticipate that, for the second quarter of 2006, sales and marketing expense as a percentage of revenue will remain at or near first quarter levels.

General and administrative expense consists of costs attributable to management, finance and accounting, information technology, human resources and certain outside professional services. General and administrative expense for the three months ended March 31, 2006 increased $0.6 million, or 49%, to $1.9 million from $1.3 million, for the three months ended March 31, 2005. As a percentage of net sales, general and administrative expense increased during the quarter ended March 31, 2006 to 9% from 7% for the quarter ended March 31, 2005. The primary reasons for the increase in 2006 are increased legal expenses incurred in connection with pending litigation and increased personnel related costs, including stock option expense, needed to support our infrastructure and compliance requirements. We anticipate that, for the second quarter of 2006, general and administrative expense as a percentage of revenue will remain at or slightly above first quarter levels.

Other Income, Net

Other income, net for the three months ended March 31, 2006, increased by $0.3 million to $0.4 million from $0.1 million for the three months ended March 31, 2005. The primary reason for the increase was an increase in interest income of approximately $0.2 million during the three months ended March 31, 2006. This increase is a result of increased cash on hand and improved investment yields stemming from rising interest rates received on our cash and investments during the three months ended March 31, 2006.

Income Tax Expense

Income tax expense for the three months ended March 31, 2006 decreased by $0.1 million to $0.1 million from $0.2 million for the three months ended March 31, 2005. The components of the expense for the quarter ended March 31, 2006 include an estimate of our alternative minimum tax due for our U.S. operation and an estimate of foreign income tax due based on pre-tax income generated from our subsidiary located in Denmark. We expect that substantially all of our 2006 pre-tax income generated from our U.S. operations will be offset by both federal and state net operating losses generated by us in prior years. Accordingly, we expect that any tax liability generated by our U.S. operations in 2006 will be due solely to alternative minimum tax. Pre-tax income generated by our subsidiary in Denmark will be subject to taxation at the Danish statutory rates as we have no net operating loss carry-forwards available to offset current or future taxable income in that jurisdiction.

Liquidity and Capital Resources

We have historically funded our operations primarily from product sales, net proceeds from public and private equity offerings, bank financings and proceeds received from exercises of stock options. As of March 31, 2006, we had $50.3 million in cash, cash equivalents and marketable securities, and $63.4 million in working capital.

For the three months ended March 31, 2006, we generated $0.4 million in cash from operations. The primary drivers of the cash generated from operations was our ability to increase revenue and related gross profit and net income, partially offset by a net investment in working capital as a result of increases in inventory and reductions in current liabilities such as accounts payable and accrued expenses.

Net cash used in investing activities was $1.3 million for the three months ended March 31, 2006, and primarily represents the purchase of manufacturing and other capital equipment, primarily to increase production efficiency, replace obsolete equipment and support new product offerings. We also reinvested $0.4 million of interest income in marketable securities.

Net cash provided by financing activities was $0.7 million for the three months ended March 31, 2006 and primarily resulted from cash received from the exercise of employee stock options. The stock option proceeds were partially offset by principal payments on outstanding long-term debt obligations.

Currently, we have a revolving loan agreement with a bank that provides for a maximum available credit of $15.0 million and expires on July 17, 2006. We pay interest on any outstanding amounts at a rate equal to, at our option, LIBOR plus 2.0%, or the greater of either the Federal Funds Effective Rate plus 0.5% or the bank’s prime interest rate. We pay monthly fees at an annual rate of 0.25% on the first $10.0 million of the unused portion of the loan facility. The loan facility advances funds using an asset availability formula based upon our eligible accounts receivable and inventory balances, less a fixed reserve amount. We may terminate the loan agreement prior to its full term without penalty, provided we give 30 days advance written notice to the bank. As of March 31, 2006, no borrowings were outstanding under the facility.

On January 11, 1999, we entered into a mortgage loan in the amount of $3.0 million. The loan term is 10 years, with a principal amortization of 20 years at a fixed rate of interest of 7.0%. Land, building and improvements secure the mortgage loan. The monthly mortgage payment is $23,259, including interest and principal. Due to the difference in the term of the loan and amortization of the principal, a balloon payment of $2.0 million is due on February 1, 2009. Under the mortgage loan we may prepay our outstanding loan balance subject to certain early termination charges as defined in the mortgage loan agreement.

We believe that the $50.3 million we hold in cash, cash equivalents and marketable securities, together with our other existing working capital, will be adequate to meet planned operating and capital requirements through the foreseeable future. However, as the need or opportunity arises, we may seek to raise additional capital through public or private sales of securities or through additional debt financing. There are no assurances that we will be able to obtain any additional funding or that such funding will be available on terms acceptable to us.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk exposure is in the area of foreign currency exchange risk. We are exposed to currency exchange rate fluctuations related to our subsidiary operations in Denmark. Certain functions in Denmark are transacted in the Danish Krone or Euro, yet reported in the U.S. dollar, the functional currency. For foreign currency exposures existing at March 31, 2006, a 10% unfavorable movement in the foreign exchange rates for our subsidiary location would not expose us to material losses in earnings or cash flows.

From time to time, we purchase foreign currency forward exchange contracts generally having durations of no more than 4 months. These forward exchange contracts are intended to offset the impact of exchange rate fluctuations on intercompany payments due from our foreign subsidiary. Forward exchange contracts are accounted for as cash flow hedges and are recorded on the balance sheet at fair value until executed. Changes in the fair value are recognized in earnings. For the quarter ended March 31, 2006 we recorded approximately a $15,000 gain related to these contracts. Such gain is reflected within “other expense” in the March 31, 2006 condensed consolidated statement of operations. As of March 31, 2006, we had one Euro to U.S. dollar forward currency exchange contract with a fair value of approximately $1,000.

The primary objective of our investment activities is to preserve principal and maintain liquidity, while at the same time maximize income. We have not entered into any instruments for trading purposes. Some of the securities that we invest in may have market risk. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, investment grade asset-backed corporate securities, money market funds and government, government agency and non-government debt securities. As of March 31, 2006, a hypothetical 100 basis-point increase in interest rates would result in an approximate $14,000 decrease in the fair value of our investments that have maturities of greater than one year. Due to the conservative nature of our investments, the relatively short duration of their maturities, our ability to either convert some or all of our long-term investments to less interest rate-sensitive holdings or hold most securities until maturity, we believe interest rate risk is mitigated. As of March 31, 2006, approximately 92% of the $36.3 million classified as available-for-sale marketable securities will mature or reset within one year. We do not invest in any financial instruments denominated in foreign currencies. Accordingly, interest rate risk is not considered material.

To the extent that we borrow against our variable-rate credit facility, we will be subject to interest rate risk. There were no borrowings outstanding at March 31, 2006.

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

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2006, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On August 16, 2004, Hamid Mehrvar filed a shareholder’s derivative action in the Rhode Island State Superior Court for Newport County against us and certain of our officers and directors. The amended complaint asserts state law claims on our behalf arising between October 1, 2003 and the present in connection with the allegations set forth in the class action consolidated complaint in the U.S. District Court described above. On October 7, 2005, the court dismissed Mehrvar’s amended complaint without prejudice. By letter dated October 14, 2005, Mehrvar delivered a demand that we commence litigation for the same acts alleged in his complaint against the directors and senior officers who served during the period October 1, 2003 to the present. On March 1, 2006, Mehrvar filed a shareholder’s derivative action in the Rhode Island State Superior Court for Providence County against us and certain of our officers and directors. The complaint asserts state law claims on our behalf arising between October 1, 2003 and the present in connection with the allegations set forth in the class action consolidated complaint in the U.S. District Court described above and seeks certain legal and equitable remedies, including restitution from our directors and officers and corporate governance changes.

On June 20, 2005 Yemin Ji filed a shareholder’s derivative action in the U.S. District Court for the District of Rhode Island against us and certain of our officers and directors, asserting certain federal and state law claims on our behalf arising between October 1, 2003 and the present in connection with the same allegations set forth in the class action and Mehrvar complaints described above and seeks certain legal and equitable remedies, including restitution from our directors and officers and certain corporate governance changes. On August 23, 2005, we moved the Court to abstain from exercising jurisdiction and dismiss the action as duplicative of the Mehrvar case. The Court denied this motion. On January 5, 2006, we moved to dismiss the complaint on the same grounds on which the Rhode Island state court dismissed the derivative complaint in Mehrvar that was filed on August 16, 2004. The motion is pending.

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

We may not be profitable in the future.

We have a history of variable profitability from operations. Although we generated net income during 2005, and in nine of the last thirteen fiscal quarters, we incurred net losses of $6.1 million in 2004 and $1.5 million in 2003. As of March 31, 2006, we had an accumulated deficit of $13.3 million.

Shifts in our product sales mix toward our mobile communications products may reduce our overall gross margins.

Our mobile communications products have historically had lower product gross margins than our defense products. During the first quarter of 2006 and the year ended December 31, 2005, sales of our defense products grew at a substantially higher rate than our overall sales growth. However, during 2004, sales of our defense products declined compared to 2003. If the recent shift in the product sales mix of communications and defense products were to reverse, we could return to lower gross margins in the future.

High fuel prices may adversely affect sales of our mobile communications products.

Fuel prices have been high and may remain high or increase in the foreseeable future. High fuel prices tend to have a disproportionate impact on the larger vehicles and vessels for which our mobile communications products are designed, such as marine vessels, recreational vehicles and SUVs, because they consume relatively large quantities of fuel. The increased cost of operating these vehicles and vessels is adversely affecting and may continue to adversely affect demand for our mobile communications products.

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

Our mobile communications products depend on the availability of third-party satellites, which face significant operational risks and could fail earlier than their expected useful lives.

Our mobile communications products depend on the availability of programming and services broadcast through satellites owned by third parties. The unexpected failure of a satellite could disrupt the availability of programming and services, which could reduce the demand for, or customer satisfaction with, our products. These satellites face significant operational risks while in orbit. These risks include malfunctions that can occur as a result of satellite manufacturing errors, problems with power or control systems and general failures resulting from the harsh space environment. Moreover, each satellite has a limited useful life, and the satellite providers make no guarantees that the planned backup systems and capacity will be sufficient to support these satellite services in the event of a loss or reduction of service. We cannot assure that satellite services compatible with our products will continue to be available or that such services will continue to be offered at reasonable rates. The accuracy or availability of satellite signals may also be limited by ionospheric or other atmospheric conditions, intentional or inadvertent signal interference, or intentional limitations on signal availability imposed by the satellite provider. A reduction in the number of operating satellites on any system, the inoperability of any key satellite or the failure of any key satellite or satellites to provide an accurate or available signal could impair the utility of our products or the growth of current and additional market opportunities.

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

We sell TACNAV and our other defense products to the U.S. military and foreign military and government customers. These customers have unique purchasing requirements, which can make sales to these customers unpredictable. Factors that affect their purchasing decisions include:

•	priorities for current battlefield operations;

•	changes in modernization plans for military equipment;

•	changes in tactical navigation requirements;

•	allocation of funding for military programs;

•	new military and operational doctrines that affect military equipment needs;

•	sales cycles that are long and difficult to predict;

•	shifting response time and/or delays in the approval process associated with the export licenses we must obtain prior to the international shipment of certain of our military products;

•	delays in military procurement schedules; and

•	delays in the testing and acceptance of our products.

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

Unlike our mobile communications products, TACNAV and our other defense products are purchased through orders that can generally range in size from several hundred thousand dollars to more than one million dollars. As a result, the delay or cancellation of a single order could materially reduce our net sales and results of operations. Because our defense products typically have relatively higher direct margins than our mobile communications products, the loss of an order for defense products could have a disproportionately adverse effect on our results of operations.

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

Mobile Internet access is a relatively new market that is currently focused primarily on cell phones and Internet-enabled PDAs. We will serve as a distributor of the MSN TV service to the marine, automotive, and RV markets and as such, plan to offer what we believe will be a unique mobile Internet solution. However, competing products based around high-speed cellular services are available for single users and in integrated EVDO/WiFi hubs. Other technological developments, such as proposed WiMAX networks and Internet-via-satellite services may also displace competing wireless services with regard to range and cost, preventing us from successfully marketing and selling mobile Internet systems in the mobile marketplace.

The market for our mobile TV products for minivans, SUVs and other passenger vehicles is still new and emerging, and our business may not grow as we expect.

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

We believe the success of the TracVision A5 will depend upon consumers’ assessment of whether or not it meets their expectations for performance, quality, price and design. For example, the TracVision A5 is designed for use on open roads in the continental United States where there is a clear view of the transmitting satellite in the southern sky. Among the factors that could affect the success of the TracVision A5 are:

•	the extent to which TracVision A5 gains the acceptance of the automotive OEMs;

•	the extent to which customers perceive mobile satellite TV services as a luxury or a preferred convenience;

•	the extent to which increasing fuel prices may negatively affect consumer demand for SUVs and other large passenger vehicles;

•	difficulties or inconveniences associated with scheduling installation at the point of sale;

•	the performance, price and availability of competing or alternative products relative to the TracVision A5;

•	the extent to which customers prefer live TV over recorded media;

•	customers’ willingness to pay monthly fees for satellite television service in automobiles;

•	the adoption of laws or regulations that restrict or ban live television or other video technology in vehicles;

•	poor performance arising from improper installation or installation of damaged equipment; and

•	our limited experience with marketing a product to the automotive market, which is substantially larger and more fragmented than our other markets.

Our effort to enter the OEM market for embedded mobile satellite TV products may not be successful.

During 2005, we announced that we intend to support factory installation of an embedded version of our TracVision A5 mobile satellite TV antenna for automobiles. However, the timetable for potential OEM acceptance of the embedded system is uncertain, and our efforts to enter this market may not be successful. In particular, there is a wide range of vehicle roof designs, environmental requirements and performance standards that our new product will have to address, and we may encounter unanticipated difficulties in designing antennas that will satisfy all of the unique requirements of various vehicle configurations. In addition, our success in entering this market will depend in part on the close cooperation of vehicle manufacturers, and we cannot be certain that we will obtain the necessary cooperation. Because different vehicles may require different designs, our manufacturing efficiency for these embedded antennas may be lower and we may generate lower margins than for the aftermarket version of the TracVision A5. The expenses we expect to incur in pursuing this market may have an adverse effect on our results of operations.

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

Although we have historically manufactured and sourced raw materials for the majority of our products in the U.S., in order for us to improve our operating margin performance and overall profitability, we may find it necessary to increase the international scope of our operations. This could include offshore contract manufacturing and/or the increased sourcing of raw materials from foreign countries. We have only limited experience in foreign manufacturing and we might not be successful in implementing or integrating an extended program. In addition, an increased reliance on foreign manufacturing and/or raw material supply would lengthen our supply chain and increase the risk that a disruption in that supply chain would have a material adverse affect on our operations and financial performance.

Any failure to maintain and expand our third-party distribution relationships may limit our ability to penetrate markets for mobile communications products.

We market and sell our mobile communications products through an international network of independent retailers, chain stores and distributors, as well as to manufacturers of marine vessels and recreational vehicles. If we are unable to maintain or increase the number of our distribution relationships, it could significantly reduce or limit our net sales. In addition, our distribution partners may sell products of other companies, including competing products, and are not required to purchase minimum quantities of our products. Moreover, our distributors may operate on low product margins and could give higher priority to products with higher margins than ours.

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

If we are unable to improve our existing mobile communications and defense products and develop new, innovative products, our sales and market share may decline.

The markets for mobile communications products and defense navigation, guidance and stabilization products are each characterized by rapid technological change, frequent new product innovations, changes in customer requirements and expectations and evolving industry standards. If we fail to make innovations in our existing products and reduce the costs of our products, our market share may decline. Products using new technologies, or emerging industry standards, could render our products obsolete. If our competitors successfully introduce new or enhanced products that eliminate technological advantages our products may have in a certain market or otherwise outperform our products, or are perceived by consumers as doing so, we may be unable to compete successfully in the markets affected by these changes. For example, other companies have either announced their intentions or have begun to offer low-profile in-motion satellite antennas or alternative means for providing mobile entertainment. These products will compete with our TracVision A5 and may offer more attractive performance, pricing and other features.

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

The mobile communications markets and defense navigation, guidance and stabilization markets in which we participate are very competitive, and we expect this competition to persist and intensify in the future. We may not be able to compete successfully against current and future competitors, which could impair our ability to sell our products. To remain competitive, we must enhance our existing products and develop new products, and we may have to reduce the prices of our products. Moreover, new competitors may emerge, and entire product lines may be threatened by new technologies or market trends that reduce the value of those product lines. For example, improvements in less expensive wireless and cellular technologies may limit demand for land-based satellite telephone and Internet services.

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

We have experienced significant fluctuations in our net sales and results of operations from one quarter to the next. Our future net sales and results of operations could vary significantly from quarter to quarter due to a number of factors, many of which are outside our control. Accordingly, you should not rely on quarter-to-quarter comparisons of our results of operations as an indication of future performance. It is possible that our net sales or results of operations in a quarter will fall below the expectations of securities analysts or investors. If this occurs, the market price of our common stock could fall significantly. Our results of operations in any quarter can fluctuate for many reasons, including:

•	demand changes for our mobile communications products and defense products;

•	the timing and size of individual orders from military customers;

•	our ability to manufacture, test and deliver products in a timely and cost-effective manner;

•	our success in winning competitions for orders;

•	the timing of new product introductions by us or our competitors;

•	the mix of products we sell;

•	market and competitive pricing pressures;

•	general economic climate; and

•	seasonality of pleasure boat and recreational vehicle usage.

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

Our stock price has historically been volatile. From January 1, 2004 to March 31, 2006, the trading price of our common stock ranged from $27.75 to $6.61. Many factors may cause the market price of our common stock to fluctuate, including:

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

Date: May 9, 2006

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