Form 10-Q
period 2006-06-30
KVH INDUSTRIES INC \DE\
filed 2006-08-09
CIK 1007587

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2006

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Date	Class	Outstanding shares
August 1, 2006	Common Stock, par value $0.01 per share	14,814,959

KVH INDUSTRIES, INC. AND SUBSIDIARY

Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

KVH INDUSTRIES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts, unaudited)

	June 30, 2006	December 31, 2005
Current assets:
Cash and cash equivalents	$16,041	$14,160
Marketable securities	37,915	35,930
Accounts receivable, net of allowance for doubtful accounts of $572 in 2006 and $626 in 2005	11,395	12,283
Costs and estimated earnings in excess of billings on uncompleted contracts	281	235
Inventories	7,435	6,564
Prepaid expenses and other assets	525	793
Deferred income taxes	166	205

Total current assets	73,758	70,170

Property and equipment, net	9,627	8,663
Other non-current assets	91	163
Deferred income taxes	3,334	3,334

Total assets	$86,810	$82,330

Current liabilities:
Accounts payable	$3,401	$3,480
Accrued compensation and employee-related expenses	2,539	2,977
Accrued other	1,164	1,004
Accrued professional services	648	371
Accrued product warranty costs	569	611
Current portion of long-term debt	119	115

Total current liabilities	8,440	8,558

Long-term debt excluding current portion	2,221	2,282
Deferred revenue	252	128

Total liabilities	10,913	10,968

Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 1,000,000 shares; none issued	—	—
Common stock, $0.01 par value. Authorized 20,000,000 shares; issued and outstanding 14,799,109 as of June 30, 2006 and 14,638,100 as of December 31, 2005	148	146
Additional paid-in capital	87,458	85,890
Accumulated deficit	(11,565)	(14,505)
Accumulated other comprehensive loss	(144)	(169)

Total stockholders’ equity	75,897	71,362

Total liabilities and stockholders’ equity	$86,810	$82,330

See accompanying Notes to Condensed Consolidated Financial Statements.

ITEM 1. Financial Statements (continued)

KVH INDUSTRIES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts, unaudited)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Net sales	$21,968	$18,807	$42,257	$36,700
Cost of sales	13,373	11,029	24,842	21,812

Gross profit	8,595	7,778	17,415	14,888

Operating expenses:
Sales and marketing	3,428	3,347	7,273	6,970
Research and development	1,973	1,978	4,142	3,876
General and administrative	1,790	1,493	3,685	2,766

Income from operations	1,404	960	2,315	1,276

Other income (expense):
Interest income, net of interest expense	515	294	968	530
Other expense	(4)	(226)	(25)	(320)

Income before income tax expense	1,915	1,028	3,258	1,486

Income tax expense	229	76	318	233

Net income	$1,686	$952	$2,940	$1,253

Per share information:
Net income per share
Basic	$0.11	$0.07	$0.20	$0.09

Diluted	$0.11	$0.06	$0.20	$0.09

Number of shares used in per share calculation:
Basic	14,773	14,549	14,729	14,535

Diluted	14,893	14,658	14,860	14,662

See accompanying Notes to Condensed Consolidated Financial Statements.

ITEM 1. Financial Statements (continued)

KVH INDUSTRIES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Six months ended June 30,
	2006	2005
Cash flows from operating activities:
Net income	$2,940	$1,253
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,013	1,022
Deferred income tax	39	233
Compensation expense related to options and employee stock purchase plan	466	—
Decrease in provision for doubtful accounts, net	(3)	(33)
Gain on disposal of equipment	(23)	(22)
Changes in operating assets and liabilities:
Accounts receivable	891	(748)
Costs and estimated earnings in excess of billings on uncompleted contracts	(46)	(265)
Inventories	(871)	(770)
Prepaid expenses and other assets	268	(326)
Accounts payable	(79)	1,282
Accrued expenses	(44)	312
Deferred revenue	124	93

Net cash provided by operating activities	4,675	2,031

Cash flows from investing activities:
Purchase of marketable securities	(15,761)	(18,002)
Maturities and sales of marketable securities	13,800	19,495
Capital expenditures	(1,918)	(855)
Proceeds from sale of equipment	27	22
Other long-term assets	9	(48)

Net cash (used in) provided by investing activities	(3,843)	612

Cash flows from financing activities:
Repayments of long term debt	(56)	(53)
Stock option and stock benefit plan transactions	1,105	302

Net cash provided by financing activities	1,049	249

Net increase in cash and cash equivalents	1,881	2,892

Cash and cash equivalents at beginning of period	14,160	10,289

Cash and cash equivalents at end of period	$16,041	$13,181

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

KVH’s defense products include tactical navigation systems that provide uninterrupted access to navigation and pointing information in a spectrum of military vehicles, including tactical trucks (HMMWVs) and light armored vehicles. KVH also offers precision fiber optic gyro-based systems that enable platform stabilization and munitions guidance. KVH’s defense products are sold directly to United States (U.S.) and allied governments and government contractors, as well as through an international network of authorized independent sales representatives. In addition, KVH’s defense products have numerous commercial applications such as train location control and track geometry measurement systems, industrial robotics, and optical stabilization.

(2)	Basis of Presentation

The accompanying condensed consolidated financial statements of KVH Industries, Inc. and its wholly owned subsidiary, KVH Europe A/S (collectively, KVH or the Company), have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission regarding interim financial reporting. All intercompany accounts and transactions have been eliminated in consolidation. The condensed consolidated financial statements have not been audited by our independent registered public accounting firm, but include all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations, and cash flows for the periods presented. These condensed consolidated financial statements do not include all disclosures associated with annual financial statements and accordingly should be read in conjunction with the Company’s consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K filed on March 16, 2006 with the Securities and Exchange Commission. The results for the three and six month periods ended June 30, 2006 are not necessarily indicative of operating results for the remainder of the year.

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

On May 24, 2006, at the Company’s 2006 Annual Meeting of Stockholders, the stockholders of the Company approved the 2006 Stock Incentive Plan. The 2006 Stock Incentive Plan authorizes the Company to issue up to 1,000,000 shares of its common stock pursuant to stock options, restricted stock awards and other stock-based awards. The Board of Directors of the Company had approved the adoption of the 2006 Stock Incentive Plan on February 22, 2006, subject to shareholder approval. The Company currently has options outstanding under the 2003 Incentive and Non-Qualified Stock Option Plan, and the 1996 Incentive and Non-Qualified Stock Option Plan. Under the plans, non-qualified stock options or incentive stock options may be granted to the Company’s or its subsidiaries’ employees, officers, directors, advisers, or consultants as defined. Options are granted with an exercise price equal to the fair market value of the common stock on the date of grant and generally vest in equal annual amounts over four to five years beginning on the first anniversary of the date of the grant. No options are exercisable for periods of more than 10 years after date of grant. All plans were approved by the Company’s shareholders, pursuant to which 3,915,000 shares of the Company’s common stock were reserved for issuance. As of June 30, 2006, 2,712,100 options to purchase shares of common stock had been issued or expired and 1,202,900 were available for future grants. The Compensation Committee of the Board of Directors administers the plans, approves the individuals to whom options will be granted and determines the number of shares and exercise price of each option. Outstanding options under the plans at June 30, 2006 expire from July 2006 through February 2011. None of the Company’s outstanding options includes performance-based or market-based vesting conditions.

On May 24, 2006, at the Company’s 2006 Annual Meeting of Stockholders, the stockholders of the Company also approved an amendment to the Company’s Amended and Restated Employee Stock Purchase Plan (ESPP) increasing the number of shares reserved for issuance by 50,000 to a total of 450,000. The Board of Directors of the Company had approved the amendment on February 22, 2006, subject to shareholder approval. Under the ESPP, the Company is authorized to issue up to 450,000 shares of common stock, of which 78,114 shares remain available as of June 30, 2006. The ESPP allows eligible employees the right to purchase common stock, via payroll deductions, on a semi-annual basis at 85% of the market price of the common stock at the end of each purchase period. During the six months ended June 30, 2006, 10,083 shares were purchased under the plan.

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

As a result of the adoption of SFAS No. 123(R), the Company’s “income before income tax expense” was reduced by $233 and $466 for the three and six months ended June 30, 2006, respectively. The stock-based compensation expense included $27 and $48 recorded in cost of sales, $59 and $131 recorded in research and development, $33 and $75 recorded in sales and marketing, $114 and $212 recorded in general and administrative expense for the three and six months ended June 30, 2006, respectively. In accordance with the modified prospective transition method provided under SFAS No. 123(R), results for prior periods have not been restated. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Historically, as permitted under SFAS No. 123, the Company’s policy was to record forfeitures as incurred. As a result of its adoption of SFAS No. 123(R) the Company has applied an estimated forfeiture rate of 10% for option grants awarded subsequent to January 1, 2006. Such forfeiture rate will be periodically revised, if necessary, based on actual experience.

KVH INDUSTRIES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Unaudited, all amounts in thousands except share and per share amounts)

(4)	Stock-Based Compensation (Continued)

The following table illustrates the effect on net income and net income per share as if the fair value based method had been applied during the three and six months ended June 30, 2005:

	Three months ended June 30, 2005	Six months ended June 30, 2005
Net income as reported	$952	$1,253
Stock-based employee compensation determined under the fair value based method, net of any applicable related tax effects	(460)	(897)

Pro forma net income	$492	$356

Net income per common share – basic
As reported	$0.07	$0.09

Pro forma	$0.03	$0.02

Net income per common share – diluted
As reported	$0.06	$0.09

Pro forma	$0.03	$0.02

The Company has estimated the fair value of each option grant on the date of grant using the Black-Scholes option-pricing model. The volatility assumption is based on the historical daily price data of the Company’s common stock over a period equivalent to the weighted average expected life of the Company’s options. Management evaluated whether there were factors during that period which were unusual and which would distort the volatility figure if used to estimate future volatility and concluded that there were no such factors. In determining the expected life of the option grants, the Company has observed the actual terms of prior grants with similar characteristics, the actual vesting schedule of the grant, and assessed the expected risk tolerance of different optionee groups. The risk-free interest rate is based on the actual U.S. Treasury zero coupon rates for bonds matching the expected term of the option as of the option grant date. The risk-free interest rate was 3.89% for all options granted for the three months ended June 30, 2005, with an expected volatility of 58.2% and life of 4.37 years, with no dividend yield.

The Company did not grant any options for the three months ended June 30, 2006. The fair value of stock options granted for the six months ended June 30, 2006, was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Six months ended June 30,
	2006	2005
Risk-free interest rate	4.39%	3.96%
Expected volatility	54.1%	59.4%
Expected life (in years)	4.42	4.36
Dividend yield	N/A	N/A

KVH INDUSTRIES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Unaudited, all amounts in thousands except share and per share amounts)

(4)	Stock-Based Compensation (Continued)

Aggregated information regarding the Company’s stock option plans as of June 30, 2006, is summarized below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2005	1,426,616	$10.32
Granted	207,500	10.54
Exercised	(151,276)	6.67
Expired or canceled	(20,051)	10.48

Outstanding at June 30, 2006	1,462,789	$10.73	2.84	$2,685

Exercisable at June 30, 2006	848,377	$11.31	2.01	$1,613

The total aggregate intrinsic value of options exercised during the three months ended June 30, 2006 and 2005 was $604 and $102, respectively. The total aggregate intrinsic value of options exercised during the six months ended June 30, 2006 and 2005 was $1,032 and $496, respectively. The fair value and weighted average fair value per share for all options granted during the three months ended June 30, 2005 was $5.23 per share. The weighted average fair value per share for all options granted during the six months ended June 30, 2006 and 2005 was $5.11 and $5.17, respectively. As of June 30, 2005, the number of options exercisable was 589,480, and the weighted average exercise price of those options was $9.43 per share. As of June 30, 2006, there was $2,273 of total unrecognized compensation expense related to share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 3.04 years.

The following table summarizes information about employee stock options as of June 30, 2006:

Range of Exercise Prices	Number Outstanding	Average Remaining Life (in Years)	Outstanding Weighted Average Exercise Price	Number Exercisable	Exercisable Weighted Average Exercise Price
$ 4.01 – 6.00	16,800	0.06	$5.88	16,800	$5.88
6.01 – 9.00	355,589	1.54	7.21	276,592	7.04
9.01 – 13.50	847,050	3.56	10.60	311,635	11.23
13.51 – 20.02	243,350	2.44	16.65	243,350	16.65

	1,462,789	2.84	$10.73	848,377	$11.31

(5)	Net Income Per Common Share

Basic net income per share is calculated based on the weighted average number of common shares outstanding during the period. Diluted net income per share incorporates the dilutive effect of common stock equivalent options, warrants and other convertible securities, if any, as determined with the treasury stock accounting method. For the three and six months ended June 30, 2006, options to purchase 312,975 and 472,975 shares of common stock, respectively, have been excluded from the calculation of diluted net income per share, as inclusion would be anti-dilutive. For the three and six months ended June 30, 2005, options to purchase 720,850 and 707,850 shares of common stock, respectively, have been excluded from the calculation of diluted net income per share, as inclusion would be anti-dilutive.

A reconciliation of the basic and diluted weighted average common shares outstanding is as follows:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Weighted average common shares outstanding – basic	14,773,318	14,548,770	14,729,168	14,534,583
Incremental common shares issuable - stock options	119,824	109,147	130,563	127,527

Weighted average common shares outstanding – diluted	14,893,142	14,657,917	14,859,731	14,662,110

KVH INDUSTRIES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Unaudited, all amounts in thousands except share and per share amounts)

(6)	Inventories

Inventories are stated at the lower of cost or market using the first-in first-out costing method. Inventories as of June 30, 2006 and December 31, 2005 include the costs of material, labor, and factory overhead. Components of inventories consist of the following:

	June 30, 2006	December 31, 2005
Raw materials	$4,609	$3,673
Work in process	718	484
Finished goods	2,108	2,407

	$7,435	$6,564

(7)	Comprehensive Income

Comprehensive income includes net income and other comprehensive income. Other comprehensive income includes certain changes in equity that are excluded from net income. Specifically, the effects of unrealized gains or losses on available-for-sale marketable securities are separately included in accumulated other comprehensive income within stockholders’ equity. The Company’s comprehensive income for the periods presented is as follows:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Net income	$1,686	$952	$2,940	$1,253
Unrealized gain (loss) on available-for-sale securities	23	(70)	25	(60)

Total comprehensive income	$1,709	$882	$2,965	$1,193

(8)	Product Warranty

KVH’s products carry limited warranties that range from one to two years and vary by product. The warranty period begins on the date of retail purchase by the original purchaser. KVH accrues estimated product warranty costs at the time of sale and any additional amounts are recorded when such costs are probable and can be reasonably estimated. Factors that affect the Company’s warranty liability include the number of units sold, historical and anticipated rates of warranty repairs and the cost per repair. As of June 30, 2006 and December 31, 2005, the Company had accrued product warranty costs of approximately $569 and $611, respectively.

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

KVH INDUSTRIES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Unaudited, all amounts in thousands except share and per share amounts)

(9)	Segment Reporting (continued)

Defense services also include development contract revenue.

The following table summarizes information regarding the Company’s operations by geographic segment:

	Sales Originating From
	North America	Europe	Total
Three months ended June 30, 2006
Mobile communication sales to the United States and Canada	$11,856	$—	$11,856
Mobile communication sales to Europe	129	3,106	3,235
Mobile communication sales to other geographic areas	175	1,498	1,673
Defense sales to the United States and Canada	4,763	—	4,763
Defense sales to Europe	256	—	256
Defense sales to other geographic areas	185	—	185
Intercompany sales	2,753	54	2,807

Subtotal	20,117	4,658	24,775
Eliminations	(2,753)	(54)	(2,807)

Net sales	$17,364	$4,604	$21,968

Segment net income	$1,197	$489	$1,686
Depreciation and amortization	$523	$10	$533
Total assets	$82,459	$4,351	$86,810

Three months ended June 30, 2005
Mobile communication sales to the United States and Canada	$10,401	$—	$10,401
Mobile communication sales to Europe	—	2,764	2,764
Mobile communication sales to other geographic areas	—	627	627
Defense sales to the United States and Canada	3,528	—	3,528
Defense sales to Europe	1,336	—	1,336
Defense sales to other geographic areas	151	—	151
Intercompany sales	2,162	—	2,162

Subtotal	17,578	3,391	20,969
Eliminations	(2,162)	—	(2,162)

Net sales	$15,416	$3,391	$18,807

Segment net income	$777	$175	$952
Depreciation and amortization	$451	$8	$459
Total assets	$75,808	$3,263	$79,071

KVH INDUSTRIES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Unaudited, all amounts in thousands except share and per share amounts)

(9)	Segment Reporting (continued)

	Sales Originating From
	North America	Europe	Total
Six months ended June 30, 2006
Mobile communication sales to the United States and Canada	$22,610	$—	$22,610
Mobile communication sales to Europe	232	6,098	6,330
Mobile communication sales to other geographic areas	381	1,823	2,204
Defense sales to the United States and Canada	9,247	—	9,247
Defense sales to Europe	698	—	698
Defense sales to other geographic areas	1,168	—	1,168
Intercompany sales	4,656	56	4,712

Subtotal	38,992	7,977	46,969
Eliminations	(4,656)	(56)	(4,712)

Net sales	$34,336	$7,921	$42,257

Segment net income	$2,280	$660	$2,940
Depreciation and amortization	$993	$20	$1,013
Total assets	$82,459	$4,351	$86,810

Six months ended June 30, 2005
Mobile communication sales to the United States and Canada	$21,529	$—	$21,529
Mobile communication sales to Europe	—	5,528	5,528
Mobile communication sales to other geographic areas	—	840	840
Defense sales to the United States and Canada	6,813	—	6,813
Defense sales to Europe	1,781	—	1,781
Defense sales to other geographic areas	209	—	209
Intercompany sales	4,102	—	4,102

Subtotal	34,434	6,368	40,802
Eliminations	(4,102)	—	(4,102)

Net sales	$30,332	$6,368	$36,700

Segment net income	$710	$543	$1,253
Depreciation and amortization	$1,003	$19	$1,022
Total assets	$75,808	$3,263	$79,071

(10)	Legal Matters

KVH is a defendant in a class action lawsuit in the U.S. District Court for the District of Rhode Island in which KVH and certain of its officers are named as defendants. The suit asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 under that statute, as well as claims under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, on behalf of purchasers of our securities in the period October 1, 2003 to July 2, 2004 and seeks certain legal remedies, including compensatory damages. The Teamsters Affiliates Pension Plan has been appointed lead plaintiff. This matter consolidates into one action eight separate complaints filed between July 24, 2004 and September 15, 2004. On January 14, 2005, the defendants filed a motion to dismiss the consolidated complaint for failure to state a claim upon which relief can be granted. The court denied this motion in part and granted it in part. On October 14, 2005, the defendants answered the consolidated complaint and denied liability and all allegations of wrongdoing. Subsequently, on December 13, 2005, plaintiffs filed a motion for class certification. A hearing on that motion is currently scheduled for mid-September 2006.

On August 16, 2004, Hamid Mehrvar filed a shareholder’s derivative action in the Rhode Island State Superior Court for Newport County against KVH and certain of its officers and directors. The amended complaint asserts state law claims on KVH’s behalf arising between October 1, 2003 and the present in connection with the allegations set forth in

KVH INDUSTRIES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Unaudited, all amounts in thousands except share and per share amounts)

(10)	Legal Matters (continued)

the class action consolidated complaint in the U.S. District Court described above. On October 7, 2005, the court dismissed Mehrvar’s amended complaint without prejudice. By letter dated October 14, 2005, Mehrvar delivered a demand that KVH commence litigation for the same acts alleged in his complaint against the directors and senior officers who served during the period October 1, 2003 to the present. On March 1, 2006, Mehrvar filed a shareholder’s derivative action in the Rhode Island State Superior Court for Providence County against KVH and certain of its officers and directors. The complaint asserts state law claims on KVH’s behalf arising between October 1, 2003 and the present in connection with the allegations set forth in the class action consolidated complaint in the U.S. District Court described above and seeks certain legal and equitable remedies, including restitution from KVH’s directors and officers and corporate governance changes. On June 30, 2006, defendants moved to dismiss the complaint on the basis that plaintiff’s complaint failed to adequately allege that demand was wrongfully refused.

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

In May 2005, Electronic Controlled Systems, Inc., d/b/a King Controls, filed a patent infringement suit against KVH in the U.S. District Court for the District of Minnesota. The three asserted patents relate generally to controlling a satellite dish to acquire a satellite signal. The complaint alleges that KVH willfully infringes the patents and seeks injunctive relief, enhanced damages and attorneys’ fees. KVH has denied the allegations and asserted counterclaims, including claims for false advertising. This litigation is in the discovery phase. In January 2006, Electronic Controlled Systems, Inc., d/b/a/ King Controls, filed a second patent infringement suit against KVH in the U.S. District Court for the District of Minnesota. The second suit concerns one of the same three patents asserted in the original suit filed in May 2005, alleges that KVH willfully infringes the patent and seeks both preliminary and permanent injunctive relief, enhanced damages and attorneys fees. KVH has denied the allegations and asserted counterclaims. The court denied plaintiff’s motion for a preliminary injunction after a hearing on May 30, 2006.

Additionally, in the ordinary course of business, KVH is a party to inquiries, legal proceedings and claims including, from time to time, disagreements with vendors and customers.

(11)	Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, which is an interpretation of FASB Statement No. 109 and is effective for fiscal years beginning after December 15, 2006 with earlier adoption encouraged. This interpretation was issued to clarify the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company is required to adopt the provisions of the interpretation effective January 1, 2007. The Company does not expect that the adoption of this interpretation will have a material impact on the Company’s financial position or results of operations.

(12)	Subsequent Event

On July 17, 2006, the Company amended its $15,000,000 Revolving Credit Note (Note) with Bank of America (BOA). The amendment (i) extends the maturity date of the Note to December 31, 2006; (ii) eliminates the Unused Fee and replaces it with a quarterly commitment fee of $2,000 that the Company will pay BOA commencing October 1, 2006; (iii) decreases the margin for borrowings by the Company under the Note based in Euros from 2% to 1.5%; and (iv) adds two additional financial covenants, a Leverage Ratio and a Fixed Charge Ratio, that will apply in the event that the Company’s consolidated cash and investment balance is below $25 million at any time. The Company may terminate the Note upon thirty days’ prior notice.

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

Overview

We develop, manufacture and market mobile communications products for the land and marine markets, and navigation, guidance and stabilization products for both defense and commercial markets. Our mobile communications products enable customers to receive live digital television, telephone and Internet services in their automobiles, recreational vehicles and marine vessels while in motion via satellites and wireless services. We sell our mobile communications products through an extensive international network of independent retailers, distributors, and dealers. Our defense products include tactical navigation systems that provide uninterrupted access to navigation and pointing information in a spectrum of military vehicles, including tactical trucks (HMMWVs) and light armored vehicles. We also offer precision fiber optic gyro-based systems that enable stabilization and munitions guidance. We sell our defense products directly to U.S. and allied governments and government contractors, as well as through an international network of authorized independent sales representatives.

We generate revenue primarily from the sale of our mobile communications and defense products. The following table provides, for the periods indicated, our net sales by product line category.

	Three months ended June 30, (in thousands)		Six months ended June 30, (in thousands)
	2006	2005	2006	2005
Mobile communications	$16,764	$13,792	$31,144	$27,897
Defense	5,204	5,015	11,113	8,803

Net sales	$21,968	$18,807	$42,257	$36,700

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

In our Form 10-K for the year ended December 31, 2005, our most critical accounting policies and estimates upon which our consolidated financial statements were prepared were those relating to revenue recognition, allowances for accounts receivable, inventories, and income taxes. We did not make any changes to those policies during the quarter. We have reviewed our policies and determined that these remain our most critical accounting policies for the quarter ended June 30, 2006.

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

As a result of the adoption of SFAS No. 123(R), our income before income tax expense for the three and six months ended June 30, 2006 was reduced by approximately $233,000 and $466,000, respectively. As of June 30, 2006, there was $2.3 million of total unrecognized compensation expense related to share-based compensation arrangements, which is expected to be recognized over a weighted-average period of approximately three years. Based on the assumptions and estimates described above, we estimate that we will record stock-based compensation expense of approximately $0.9 million to $1.0 million for the year ending December 31, 2006.

Results of Operations

The following table provides, for the periods indicated, certain financial data expressed as a percentage of net sales:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Net sales	100.0%	100.0%	100.0%	100.0%

Cost of sales	60.9	58.6	58.8	59.4

Gross profit	39.1	41.4	41.2	40.6

Operating expenses:
Sales and marketing	15.6	17.8	17.2	19.0
Research and development	9.0	10.5	9.8	10.6
General and administrative	8.1	8.0	8.7	7.5

Total operating expenses	32.7	36.3	35.7	37.1

Income from operations	6.4	5.1	5.5	3.5
Other income, net	2.3	0.4	2.2	0.6

Income before income tax expense	8.7	5.5	7.7	4.1
Income tax expense	(1.0)	(0.4)	(0.7)	(0.7)

Net income	7.7%	5.1%	7.0%	3.4%

Three Months Ended June 30, 2006 and 2005

Operating Summary

Net income for the three months ended June 30, 2006 was $1.7 million, or $0.11 per diluted common share, as compared to net income of $1.0 million, or $0.06 per diluted common share, for the three months ended June 30, 2005. The primary factors behind the improvement was our ability to increase revenue by approximately $3.2 million, or 17%, gross profit by $0.8 million, or 11%, and income from operations by $0.4 million, or 46%. Also contributing to the overall improvement was an increase in other income of $0.4 million. Included within net income for the three months ended June 30, 2006 was approximately $0.2 million of expense related to our adoption of SFAS No. 123(R). We did not incur any expense related to SFAS No. 123(R) during the three months ended June 30, 2005.

Net Sales

Net sales for the three months ended June 30, 2006 increased $3.2 million, or 17%, to $22.0 million from $18.8 million for the three months ended June 30, 2005. The primary reason for the improvement was an increase in sales of our mobile communications products of approximately $3.0 million, or 22%, to approximately $16.8 million. Specifically, for the three months ended June 30, 2006, sales of our marine products increased approximately $2.4 million, or 28%, to approximately $11.0 million. This increase was a result of continued demand for our core marine products, supplemented largely by incremental sales related to our new TracVision M3 satellite TV system that was launched in the fourth quarter of 2005. Also contributing to the improvement was an increase in sales of our land mobile communications products of approximately $0.6 million, or 12%, driven largely by an increase in the sale of our products to the recreational vehicle market.

Sales of our defense-related products increased modestly by approximately $0.2 million, or 3%, to approximately $5.2 million. Specifically, sales of our fiber optic gyro products increased approximately $0.6 million, or 39%, driven primarily by increased sales in support of the U.S. Navy’s MK54 torpedo program and the U.S. Army’s remotely operated weapons station program. Also contributing to the improvement was an increase in contract engineering revenue, repair work and legacy navigation products of approximately $0.8 million. Offsetting the increases in revenue from sales of fiber optic gyro products and contract engineering was a decrease in military navigation products of approximately $1.2 million, or 45%, driven largely by decreased sales volume related to our TACNAV product set.

Cost of Sales

Cost of sales consists of direct labor and materials, manufacturing overhead, and engineering costs directly related to customer funded research and development. For the three months ended June 30, 2006, cost of sales increased by $2.3 million, or 21%, to $13.4 million. The primary reason for the increase is the increase in overall sales discussed above, however, the percentage increase is more than our overall percentage increase in sales due to the shift in sales mix toward our relatively lower margin mobile communications products for the three month period ended June 30, 2006. The increase is also attributed to the introduction of the TracVision R4, R5, and R6 systems in the first quarter of fiscal 2006, which we anticipate to have more improved gross margins in the upcoming quarters.

Gross margin for the three months ended June 30, 2006 decreased to 39% from 41% for the three-month period ended June 30, 2005. The primary reason for the decrease in gross margin was the overall increase in net sales of our relatively lower margin mobile communications products during the quarter ended June 30, 2006. Given that we expect third quarter 2006 defense-related revenue to increase and mobile communications revenue to decrease compared to the three month period ended June 30, 2006, we expect that gross margin percentage in the third quarter will be approximately equal to or above second quarter levels, but will likely be below the first quarter level for the remainder of the year.

Operating Expenses

Research and development expense consists of direct labor, materials and other costs that support our internally funded product development activities. All research and development costs are expensed as incurred. Research and development expense for the three months ended June 30, 2006 was $2.0 million, which was consistent with the expense incurred for the three months ended June 30, 2005. As a percentage of net sales, research and development expense decreased to 9% in the second quarter of 2006 from 11% in the same period in 2005. The decrease as a percentage of net sales is primarily the result of the increase in overall sales discussed above, coupled with our ability to maintain spending levels at the same level as the prior year. Our overall spending in 2006 continues to be focused on sustaining our existing product base and advancing new products such as the TracVision R6 system, which is a satellite TV system for the RV market that we launched during the quarter ended March 31, 2006. We anticipate that for the third quarter of 2006, research and development expense as a percentage of revenue will be above the second quarter level due primarily to the sequential seasonal reduction in mobile communications revenue. Over the long term, our intent is to grow research and development spending roughly in line with revenue growth.

Sales and marketing expense consists primarily of sales and marketing salaries and related personnel costs, sales commissions for in-house and third party representatives, warranty expense, bad debt expense and other costs that support the sales function, such as advertising, literature and promotional materials. Sales and marketing expense for the three months ended June 30, 2006 increased modestly by $0.1 million, or 2%, to $3.4 million from $3.3 million for the three months ended June 30, 2005. As a percentage of net sales, sales and marketing expense decreased during the quarter ended June 30, 2006 to 16% from 18% for the quarter ended June 30, 2005. Sales and marketing expense during the quarter ended June 30, 2006 reflects our focus on reducing our sales and marketing expense as a percentage of net sales, while continuing to support the growth of sales of our new and existing product offerings. We anticipate that, for the third quarter of 2006, sales and marketing expense as a percentage of revenue will be above the second quarter level, due primarily to the sequential seasonal reduction in mobile communications revenue.

General and administrative expense consists of costs attributable to management, finance and accounting, information technology, human resources and certain outside professional services. General and administrative expense for the three months ended June 30, 2006 increased $0.3 million, or 20%, to $1.8 million from $1.5 million for the three months ended June 30, 2005. As a percentage of net sales, general and administrative expense was 8% for both quarters ended June 30, 2006 and 2005, respectively. The primary reasons for the increase in 2006 are increased legal expenses incurred in connection with pending litigation and stock option expense. We anticipate that, for the third quarter of 2006, general and administrative expense as a percentage of revenue will be above the second quarter level.

Other Income

Other income, net for the three months ended June 30, 2006, increased by $0.4 million to $0.5 million from $0.1 million for the three months ended June 30, 2005. The primary reason for the increase in 2006 was an increase in interest income, net of approximately $0.2 million and a $0.2 million decrease in other expenses. The increase in interest income, net is a result of increased cash on hand and improved investment yields stemming from rising interest rates received on our cash and investments during the three months ended June 30, 2006. The other expense decrease is the result of a reduction in foreign currency losses on certain subsidiary Euro-denominated sales invoices and supplier payables of $0.3 million associated with a weakening of the U.S. Dollar relative to the Euro, partially offset by an increase of $0.1 million in losses related to foreign currency forward exchange contracts.

Income Taxes

Income tax expense for the three months ended June 30, 2006 increased by $0.1 million to $0.2 million from $0.1 million for the three months ended June 30, 2005. The expense increase is a result of increased pre-tax income at our U.S. operations and foreign subsidiary located in Denmark. The components of the expense for the quarter ended June 30, 2006 include alternative minimum tax due for our U.S. operation and $0.2 million of foreign income tax expense based on pre-tax income generated from our subsidiary located in Denmark. We expect that substantially all of our 2006 pre-tax income generated from our U.S. operations will be offset by both federal and state net operating losses generated by us in prior years. Accordingly, we expect that any tax liability generated by our U.S. operations in 2006 will be due solely to alternative minimum tax. Pre-tax income generated by our subsidiary in Denmark will be subject to taxation at the Danish statutory rates as we have no net operating loss carry-forwards or tax credits available to offset current or future taxable income in that jurisdiction.

Six Months Ended June 30, 2006 and 2005

Operating Summary

Net income for the six months ended June 30, 2006 was $2.9 million, or $0.20 per diluted common share, as compared to net income of $1.3 million, or $0.09 per diluted common share, for the six months ended June 30, 2005. The primary factors behind the improvement were our ability to increase revenue by approximately $5.6 million, or 15%, gross profit by $2.5 million, or 17%, and income from operations by $1.0 million, or 81%. Also contributing to the overall improvement was an increase in other income of $0.7 million. Included within net income for the six months ended June 30, 2006 was approximately $0.5 million of expense related to our adoption of SFAS No. 123(R). We did not incur any expense related to SFAS No. 123(R) during the six months ended June 30, 2005.

Net Sales

Net sales for the six months ended June 30, 2006 increased $5.6 million, or 15%, to $42.3 million from $36.7 million for the six months ended June 30, 2005. The primary reasons for the improvement was an increase in sales of our mobile communications products of approximately $3.2 million, or 12%, to approximately $31.1 million, along with an increase in defense-related product sales of approximately $2.3 million, or 26%, to approximately $11.1 million. Specifically, for the six months ended June 30, 2006, sales of our marine products increased approximately $4.7 million, or 29%, to approximately $20.8 million. This increase was a result of year-over-year unit volume increases throughout most of our marine products, supplemented largely by incremental sales related to our new TracVision M3 satellite TV system that was launched in the fourth quarter of 2005. Offsetting the increases in revenue from marine products was a decrease in sales of our land mobile communications products of approximately $1.4 million, or 12%, to $10.4 million. The decline in land mobile communications products was driven primarily by a decrease in the sale of our products to the recreational vehicle market. Year to date sales decreases within our recreational vehicle product are consistent with a general decrease in end-user demand in both the U.S. luxury coach markets as well as the U.S. recreational vehicle accessory aftermarket.

In our defense-related product category, sales of our fiber optic gyro products increased approximately $1.1 million, or 40%, driven primarily by increased sales in support of the U.S. Navy’s MK54 torpedo program and the U.S. Army’s remotely operated weapons station program. Also contributing to the improvement was an increase in sales within our TACNAV navigational system product lines as a result of replenishment and expansion orders from existing customers.

Cost of Sales

For the six months ended June 30, 2006, cost of sales increased by $3.0 million, or 14%, to $24.8 million from $21.8 million for the six months ended June 30, 2005. The primary reason for the increase is the increase in overall sales discussed above.

Gross margin for the six months ended June 30, 2006 and 2005 was approximately 41%. The relatively equivalent gross margin percentage is primarily the result of the consistent product mix of sales between mobile communication and defense products year over year.

Operating Expenses

Total research and development expense for the six months ended June 30, 2006 increased by $0.3 million or 7%, to $4.1 million from $3.9 million for the six months ended June 30, 2005. As a percentage of net sales, year-to-date research and development expense were relatively consistent at approximately 10% in 2006 and 11% in 2005. The decrease as a percentage of net sales was primarily the result of the increase in overall sales discussed above, coupled with our ability to maintain spending levels at approximately the same level as the prior year. Our overall spending in 2006 continues to be focused on sustaining our existing product base and advancing new products such as the TracVision R6 system, which is a satellite TV system for the RV market that we launched during the quarter ended March 31, 2006.

Sales and marketing expense for the six months ended June 30, 2006 increased by $0.3 million, or 4%, to $7.3 million from $7.0 million for the six months ended June 30, 2005. As a percentage of net sales, year-to-date sales and marketing expense decreased to 17% in 2006 from 19% in 2005. Sales and marketing expense during the six-month period ended June 30, 2006 reflects our continued focus on reducing our sales and marketing expense as a percentage of net sales, while continuing to support the growth of sales of our new and existing product offerings.

General and administrative expense for the six months ended June 30, 2006 increased by $0.9 million, or 33%, to $3.7 million from $2.8 million for the six months ended June 30, 2005. As a percentage of net sales, year-to-date general and administrative expense increased to 9% in 2006 from 8% in the same period in 2005. The increase is primarily attributed to increased legal expenses incurred in connection with pending litigation and stock option expense.

Other Income

Other income, net for the six months ended June 30, 2006 increased by $0.7 million to $0.9 million from $0.2 million for the six months ended June 30, 2005. The primary reason for the increase in 2006 was an increase in interest income, net of approximately $0.4 million and a $0.3 million decrease in other expenses. The increase in interest income, net is a result of increased cash on hand and improved investment yields stemming from rising interest rates received on our cash and investments during the six-month period ended June 30, 2006. The other expense decrease is the result of a reduction of $0.4 million in foreign currency losses on certain subsidiary Euro-denominated sales invoices and supplier payables associated with a weakening of the U.S. Dollar relative to the Euro, partially offset by an increase of $0.1 million in losses related to foreign currency forward exchange contracts.

Income Taxes

Income tax expense for the six months ended June 30, 2006 increased by $0.1 million to $0.3 million from $0.2 million from the six months ended June 30, 2005. The expense increase is a result of increased pre-tax income in both our U.S. operations and foreign subsidiary located in Denmark. We expect that substantially all of our 2006 pre-tax income generated from our U.S. operations will be offset by both federal and state net operating losses generated by us in prior years. Accordingly, we expect that any tax liability generated by our U.S. operations in 2006 will be due solely to alternative minimum tax. Pre-tax income generated by our subsidiary in Denmark will be subject to taxation at the Danish statutory rates as we have no net operating loss carry-forwards or tax credits available to offset current or future taxable income in that jurisdiction.

Liquidity and Capital Resources

We have historically funded our operations primarily from product sales, net proceeds from public and private equity offerings, bank financings and proceeds received from exercises of stock options. As of June 30, 2006, we had $54.0 million in cash, cash equivalents and marketable securities, and $65.3 million in working capital.

For the six months ended June 30, 2006, we generated $4.7 million in cash from operations. The primary drivers of the increase in cash generated from operations was our ability to increase revenue, gross profit, and net income, coupled with modest improvements in managing working capital.

Net cash used in investing activities was $3.8 million for the six months ended June 30, 2006, and primarily represents the purchase of $1.9 million in manufacturing and other capital equipment, to increase production efficiency, replace obsolete equipment and support new product offerings. We also reinvested $2.0 million in marketable securities.

Net cash provided by financing activities was $1.0 million for the six months ended June 30, 2006 and primarily resulted from $1.1 million in proceeds received from the exercise of employee stock options, partially offset by principal payments on outstanding long-term debt obligations.

Currently, we have a revolving loan agreement with a bank that provides for a maximum available credit of $15.0 million that expires on December 31, 2006. We pay interest on any outstanding amounts at a rate equal to, at our option, LIBOR plus 1.5%, or the greater of either the Federal Funds Effective Rate plus 0.5% or the bank’s prime interest rate. We may terminate the loan agreement prior to its full term without penalty, provided we give 30 days advance written notice to the bank. As of June 30, 2006, no borrowings were outstanding under the facility.

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

We believe that the $54.0 million we hold in cash, cash equivalents and marketable securities, together with our other existing working capital, will be adequate to meet planned operating and capital requirements through the foreseeable future. However, as the need or opportunity arises, we may seek to raise additional capital through public or private sales of securities or through additional debt financing. There are no assurances that we will be able to obtain any additional funding or that such funding will be available on terms acceptable to us.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk exposure is in the area of foreign currency exchange risk. We are exposed to currency exchange rate fluctuations related to our subsidiary operations in Denmark. Certain transactions in Denmark are denominated in the Danish Krone or Euro, yet reported in the U.S. dollar, the functional currency. For foreign currency exposures existing at June 30, 2006, a 10% unfavorable movement in the foreign exchange rates for our subsidiary location would not expose us to material losses in earnings or cash flows.

From time to time, we purchase foreign currency forward exchange contracts generally having durations of no more than 4 months. These forward exchange contracts are intended to offset the impact of exchange rate fluctuations on intercompany payments due from our foreign subsidiary. Forward exchange contracts are accounted for as cash flow hedges and are recorded on the balance sheet at fair value until executed. Changes in the fair value are recognized in earnings. For the quarter ended June 30, 2006 we recorded a loss of approximately $0.1 million related to these contracts. Such loss is reflected within “other expense” in the June 30, 2006 condensed consolidated statements of operations. As of June 30, 2006, we had one Euro to U.S. dollar forward currency exchange contract with a negative fair value of approximately $37,000.

The primary objective of our investment activities is to preserve principal and maintain liquidity, while at the same time maximize income. We have not entered into any instruments for trading purposes. Some of the securities that we invest in may have market risk. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, investment grade asset-backed corporate securities, money market funds and government, government agency and non-government debt securities. As of June 30, 2006, a hypothetical 100 basis-point increase in interest rates would result in an approximate $7,000 decrease in the fair value of our investments that have maturities of greater than one year. Due to the conservative nature of our investments, the relatively short duration of their maturities, our ability to either convert some or all of our long-term investments to less interest rate-sensitive holdings or hold most securities until maturity, we believe interest rate risk is mitigated. As of June 30, 2006, approximately 95% of the $37.9 million classified as available-for-sale marketable securities will mature or reset within one year. We do not invest in any financial instruments denominated in foreign currencies. Accordingly, interest rate risk is not considered material.

To the extent that we borrow against our variable-rate credit facility, we will be subject to interest rate risk. There were no borrowings outstanding at June 30, 2006.

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

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2006, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are a defendant in a class action lawsuit in the U.S. District Court for the District of Rhode Island in which we and certain of our officers are named as defendants. The suit asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 under that statute, as well as claims under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, on behalf of purchasers of our securities in the period October 1, 2003 and July 2, 2004 and seeks certain legal remedies, including compensatory damages. The Teamsters Affiliates Pension Plan has been appointed lead plaintiff. This matter consolidates into one action eight separate complaints filed between July 24, 2004 and September 15, 2004. On January 14, 2005, the defendants filed a motion to dismiss the consolidated complaint for failure to state a claim upon which relief can be granted. The court denied this motion in part and granted it in part. On October 14, 2005, we answered the consolidated complaint and denied liability and all allegations of wrongdoing. Subsequently, on December 13, 2005, plaintiffs filed a motion for class certification. A hearing on the motion is now scheduled for mid-September 2006.

On August 16, 2004, Hamid Mehrvar filed a shareholder’s derivative action in the Rhode Island State Superior Court for Newport County against us and certain of our officers and directors. The amended complaint asserts state law claims on our behalf arising between October 1, 2003 and the present in connection with the allegations set forth in the class action consolidated complaint in the U.S. District Court described above. On October 7, 2005, the court dismissed Mehrvar’s amended complaint without prejudice. By letter dated October 14, 2005, Mehrvar delivered a demand that we commence litigation for the same acts alleged in his complaint against the directors and senior officers who served during the period October 1, 2003 to the present. On March 1, 2006, Mehrvar filed a shareholder’s derivative action in the Rhode Island State Superior Court for Providence County against us and certain of our officers and directors. The complaint asserts state law claims on our behalf arising between October 1, 2003 and the present in connection with the allegations set forth in the class action consolidated complaint in the U.S. District Court described above and seeks certain legal and equitable remedies, including restitution from our directors and officers and corporate governance changes. On June 30, 2006, we moved to dismiss the complaint on the basis that it failed to adequately allege that plaintiff’s demand was wrongfully refused.

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

In May 2005, Electronic Controlled Systems, Inc., d/b/a King Controls, filed a patent infringement suit against us in the U.S. District Court for the District of Minnesota. The three asserted patents relate generally to controlling a satellite dish to acquire a satellite signal. The complaint alleges that we willfully infringe the patents and seeks injunctive relief, enhanced damages and attorneys’ fees. KVH has denied the allegations and asserted counterclaims, including claims for false advertising. This litigation is in the discovery phase. In January 2006, Electronic Controlled Systems, Inc., d/b/a/ King Controls, filed a second patent infringement suit against us in the U.S. District Court for the District of Minnesota. The second suit concerns one of the same three patents asserted in the original suit filed in May 2005, alleges that we willfully infringe the patent and seeks both preliminary and permanent injunctive relief, enhanced damages and attorneys’ fees. We have denied the allegations and asserted counterclaims. The court denied plaintiff’s motion for a preliminary injunction after a hearing on May 30, 2006.

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

We may not be profitable in the future.

We have a history of variable profitability from operations. Although we generated net income during 2005, and in ten of the last fourteen fiscal quarters, we incurred net losses of $6.1 million in 2004 and $1.5 million in 2003. As of June 30, 2006, we had an accumulated deficit of $11.6 million.

Shifts in our product sales mix toward our mobile communications products may reduce our overall gross margins.

Our mobile communications products have historically had lower product gross margins than our defense products. During the first quarter of 2006 and the year ended December 31, 2005, sales of our defense products grew at a substantially higher rate than our overall sales growth. However, during the second quarter of 2006 sales of our defense products grew at a substantially lower rate than our overall sales growth, resulting in a small decline in overall gross margin. In addition, during 2004, sales of our defense products declined compared to 2003. If a similar shift in the product sales mix of communications and defense products were to occur, we could experience lower gross margins in the future.

High fuel prices may adversely affect sales of our mobile communications products.

Fuel prices have been high and may remain high or increase in the foreseeable future. High fuel prices tend to have a disproportionate impact on the larger vehicles and vessels for which our mobile communications products are designed, such as marine vessels, recreational vehicles and SUVs, because they consume relatively large quantities of fuel. We believe that the increased cost of operating these vehicles and vessels has likely had an adverse effect on and may continue to adversely affect, demand for our mobile communications products.

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

We sell TACNAV and our other defense products to the U.S. military and foreign military and government customers. These customers have unique purchasing requirements, which can make sales to these customers unpredictable. Factors that affect their purchasing decisions include:

•	changes in modernization plans for military equipment;

•	changes in tactical navigation requirements;

•	priorities for current battlefield operations;

•	allocation of funding for military programs;

•	new military and operational doctrines that affect military equipment needs;

•	sales cycles that are long and difficult to predict;

•	shifting response time and/or delays in the approval process associated with the export licenses we must obtain prior to the international shipment of certain of our military products;

•	delays in military procurement schedules; and

•	delays in the testing and acceptance of our products.

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

Our TracNet 100 mobile Internet system will use high-speed EVDO cellular services offered by Verizon Wireless as well as Microsoft’s MSN TV service. Should EVDO networks become unavailable, our TracNet 100 would be hampered in its ability to provide two-way Internet access. Likewise, if the status of MSN TV were to change, customers would no longer be able to access the Internet via the TV screens in their boats, RVs, and cars, a feature that offers KVH a competitive advantage over other mobile Internet solutions.

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

The market for our mobile TV products for minivans, SUVs and other passenger vehicles is still emerging, and our business may not grow as we expect.

The market for our low profile automotive TracVision product is still emerging. The relatively early stages of development of this market continues to make it difficult for us to predict customer demand accurately. For example, although sales of the TracVision A5 have grown between 2004 and early 2006, the sales trend is below our original expectations.

We believe the success of our low profile TracVision systems will depend upon consumers’ assessment of whether or not they meet their expectations for performance, quality, price and design. For example, the TracVision A5 is designed for use on open roads in the continental United States where there is a clear view of the transmitting satellite in the southern sky. Among the factors that could affect the success of the low profile TracVision systems are:

•	the extent to which TracVision gains the acceptance of the automotive OEMs;

•	the extent to which customers perceive mobile satellite TV services as a luxury or a preferred convenience;

•	the extent to which increasing fuel prices may negatively affect consumer demand for SUVs and other large passenger vehicles;

•	difficulties or inconveniences associated with scheduling installation at the point of sale;

•	the performance, price and availability of competing or alternative products relative to the automotive TracVision;

•	the extent to which customers prefer live TV over recorded media;

•	customers’ willingness to pay monthly fees for satellite television service in automobiles;

•	the adoption of laws or regulations that restrict or ban live television or other video technology in vehicles;

•	poor performance arising from improper installation or installation of damaged equipment; and

•	our limited experience with marketing a product to the automotive market, which is substantially larger and more fragmented than our other markets.

Our effort to enter the OEM market for embedded mobile satellite TV products may not be successful.

During 2005, we announced that we intend to support factory installation of an embedded version of our low profile TracVision mobile satellite TV antenna for automobiles. However, the timetable for potential OEM acceptance of the embedded system is uncertain, and our efforts to enter this market may not be successful. In particular, there is a wide range of vehicle roof designs, environmental requirements and performance standards that our new product will have to address, and we may encounter unanticipated difficulties in designing antennas that will satisfy all of the unique requirements of various vehicle configurations. In addition, our success in entering this market will depend in part on the close cooperation of vehicle manufacturers, and we cannot be certain that we will obtain the necessary cooperation. Because different vehicles may require different designs, our manufacturing efficiency for these embedded antennas may be lower and we may generate lower margins than for the aftermarket version of the low profile TracVision. The expenses we expect to incur in pursuing this market may have an adverse effect on our results of operations.

We expect that others will introduce competing mobile satellite TV antennas for automobiles.

When we began shipping our low profile TracVision A5 in September 2003, it was the only commercially available, mobile satellite TV antenna for use on minivans, SUVs and other passenger vehicles. Any advantage we may have had by being the first to market such a product may erode as others enter this market. For example, RaySat made an initial, limited shipment of a low profile satellite antenna for automobiles late in 2005. When or if it enters full production, it is expected to be sold exclusively though Audiovox as an Audiovox-branded product, though as of August 2006, it had not entered full production and RaySat had not announced any timeframe for availability. In addition, SIRIUS Satellite Radio has indicated that in late 2006 or early 2007 it may announce details of a plan to offer a limited selection of streaming video channels through SIRIUS’ existing satellite radio system, potentially as a cached service, where the user downloads the content to storage for playback later. In January 2005, Delphi Corp., a prominent supplier of automotive parts, announced a new agreement with Comcast Corporation to work together to develop ways to allow users to select video content and transfer it to an in-vehicle entertainment system. No details were provided as to the time frame for a possible product. Competing satellite antenna products may have a slightly lower profile and customers may delay purchasing our low profile TracVision in anticipation of the release of any of these products. Competition from any of these products could impair our ability to sell the low profile TracVision and may force us to reduce the price of the product. Moreover, Delphi’s long-term relationships with automobile manufacturers may give it a significant advantage in selling mobile satellite TV antennas to those manufacturers.

We must achieve additional significant cost reductions for our low profile TracVision to reach our targeted profit margins.

Our product profit margins for our low profile TracVision automotive system have been low since its introduction. To reach our targeted profit margins, we must continue to significantly reduce our manufacturing costs. Although we have had success in improving profit margins since the introduction of the low profile TracVision in September 2003, we may be unable to achieve the additional cost reductions necessary to achieve our overall target profit margins. Although our cost reduction programs include obtaining volume purchasing discounts and redesigning certain components using lower cost materials and processes, technological or other challenges may prevent us from achieving all of the necessary cost reductions. Moreover, if the price of the low profile automotive TracVision is not attractive to a broad range of customers, we may be forced to further lower the price, which would further impair our product profit margins unless we are able to achieve corresponding cost reductions.

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

Our operating performance depends significantly on general economic conditions. Net sales of our mobile communications products are largely generated by discretionary consumer spending, and demand for these products could demonstrate slower growth than we anticipate as a result of regional and global economic conditions. Consumer spending tends to decline during recessionary periods and may decline at other times. Consumers may choose not to purchase our mobile communications products due to a perception that they are luxury items. As global and regional economic conditions change, including the general level of interest rates, rising oil prices and demand for durable consumer products, demand for our products could be adversely affected.

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

Historically, sales to customers outside the United States and Canada have accounted for a significant portion of our net sales. We have only one foreign sales office, which is located in Denmark, and we otherwise support our international sales from our operations in the United States. Our limited operations in foreign countries may impair our ability to compete successfully in international markets and to meet the service and support needs of our customers in countries where we have no infrastructure. We are subject to a number of risks associated with our international business activities, which may increase our costs and require significant management attention. These risks include:

•	technical challenges we may face in adapting our mobile communication products to function with different satellite services and technology in use in various regions around the world, including multiple satellite services in Europe;

•	satisfaction of international regulatory requirements and procurement of any necessary licenses or permits;

•	restrictions on the sale of certain defense products to foreign military and government customers;

•	additional costs and delays associated with obtaining approvals and licenses under applicable export regulations;

•	increased costs of providing customer support in multiple languages;

•	more limited protection of our intellectual property;

•	potentially adverse tax consequences, including restrictions on the repatriation of earnings;

•	protectionist laws and business practices that favor local competitors, which could slow our growth in international markets;

•	potentially longer sales cycles, which could slow our revenue growth from international sales;

•	potentially longer accounts receivable payment cycles and difficulties in collecting accounts receivable;

•	losses arising from foreign currency exchange rate fluctuations; and

•	economic and political instability in some international markets.

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

We have experienced significant fluctuations in our net sales and results of operations from one quarter to the next. Our future net sales and results of operations could vary significantly from quarter to quarter due to a number of factors, many of which are outside our control. Accordingly, you should not rely on quarter-to-quarter comparisons of our results of operations as an indication of future performance. It is possible that our net sales or results of operations in a quarter will fall below the expectations of securities analysts or investors. If this occurs, the market price of our common stock could fall significantly. Our results of operations in any quarter can fluctuate for many reasons, including:

•	demand changes for our mobile communications products and defense products;

•	the timing and size of individual orders from military customers;

•	the mix of products we sell;

•	our ability to manufacture, test and deliver products in a timely and cost-effective manner;

•	our success in winning competitions for orders;

•	the timing of new product introductions by us or our competitors;

•	market and competitive pricing pressures;

•	general economic climate; and

•	seasonality of pleasure boat and recreational vehicle usage.

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

Our stock price has historically been volatile. From January 1, 2004 to June 30, 2006, the trading price of our common stock ranged from $27.75 to $6.61. Many factors may cause the market price of our common stock to fluctuate, including:

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 24, 2006, we held our annual meeting of stockholders. Our stockholders elected Mark S. Ain and Stanley K. Honey to serve as Class I directors for three-year terms. In addition, the terms of office of our other directors, Arent H. Kits van Heyningen, Martin A. Kits van Heyningen, Robert W.B. Kits van Heyningen, Bruce J. Ryan and Charles R. Trimble, continued after our annual meeting of stockholders.

The votes cast to elect the directors were:

	Votes In Favor	Votes Withheld	Broker Non-Votes
Mark S. Ain	12,782,552	337,590	—
Stanley K. Honey	12,863,176	256,966	—

In addition, our stockholders voted to approve the KVH Industries, Inc. 2006 Stock Incentive Plan, under which an aggregate of 1,000,000 shares of our common stock will be made available for grants of stock options, restricted stock and other stock-based awards, and to approve an amendment to the KVH Industries, Inc. 1996 Employee Stock Purchase Plan to increase the number of shares of our common stock available under the plan by 50,000 to 450,000. The votes cast on these proposals were:

	Votes In Favor	Votes Against	Abstentions	Broker Non-Votes
To approve the 2006 Stock Incentive Plan	6,906,297	1,875,758	22,885	4,315,202
To approve the amendment of the 1996 Employee Stock Purchase Plan	7,996,324	797,935	10,681	4,315,202

ITEM 6. EXHIBITS

Exhibits:

10.1	KVH Industries, Inc. 2006 Stock Incentive Plan (incorporated by reference to Appendix A to the KVH proxy statement filed with the SEC on April 24, 2006)

10.2	KVH Industries, Inc. Amended and Restated 1996 Employee Stock Purchase Plan, as amended (incorporated by reference to Appendix B to the KVH proxy statement filed with the SEC on April 24, 2006)

10.3	Assignment and Assumption and Amendment and Note Modification Agreement, dated July 17, 2006 by and among KVH Industries, Inc., Banc of America Leasing & Capital, LLC (successor-by-merger to Fleet Capital Corporation) and Bank of America, N.A. (successor-by-merger to Fleet National Bank) (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed with the SEC on July 20, 2006)

31.1	Rule 13a-14(a)/15d-14(a) certification of principal executive officer

31.2	Rule 13a-14(a)/15d-14(a) certification of principal financial officer

32.1	Section 1350 certification of principal executive officer

32.2	Section 1350 certification of principal financial officer

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 9, 2006

KVH Industries, Inc.

By:	/s/ Patrick J. Spratt
Patrick J. Spratt
(Duly Authorized Officer and
Chief Financial and Accounting Officer)

Exhibit Index

Exhibit	Description
10.1	KVH Industries, Inc. 2006 Stock Incentive Plan (incorporated by reference to Appendix A to the KVH proxy statement filed with the SEC on April 24, 2006)

10.2	KVH Industries, Inc. Amended and Restated 1996 Employee Stock Purchase Plan, as amended (incorporated by reference to Appendix B to the KVH proxy statement filed with the SEC on April 24, 2006)

10.3	Assignment and Assumption and Amendment and Note Modification Agreement, dated July 17, 2006 by and among KVH Industries, Inc., Banc of America Leasing & Capital, LLC (successor-by-merger to Fleet Capital Corporation) and Bank of America, N.A. (successor-by-merger to Fleet National Bank) (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed with the SEC on July 20, 2006)

31.1	Rule 13a-14(a)/15d-14(a) certification of principal executive officer

31.2	Rule 13a-14(a)/15d-14(a) certification of principal financial officer

32.1	Section 1350 certification of principal executive officer

32.2	Section 1350 certification of principal financial officer