Form 10-Q
period 2006-09-30
KVH INDUSTRIES INC \DE\
filed 2006-11-09
CIK 1007587

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2006

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Date	Class	Outstanding shares
November 2, 2006	Common Stock, par value $0.01 per share	14,856,212

KVH INDUSTRIES, INC. AND SUBSIDIARY

Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

KVH INDUSTRIES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts, unaudited)

	September 30, 2006	December 31, 2005
Current assets:
Cash and cash equivalents	$16,232	$14,160
Marketable securities	38,449	35,930
Accounts receivable, net of allowance for doubtful accounts of $556 in 2006 and $626 in 2005	10,585	12,283
Costs and estimated earnings in excess of billings on uncompleted contracts	469	235
Inventories	8,134	6,564
Prepaid expenses and other assets	719	793
Deferred income taxes	166	205

Total current assets	74,754	70,170

Property and equipment, net	9,658	8,663
Other non-current assets	91	163
Deferred income taxes	3,334	3,334

Total assets	$87,837	$82,330

Current liabilities:
Accounts payable	$1,852	$3,480
Accrued compensation and employee-related expenses	2,843	2,977
Accrued other	1,914	1,004
Accrued professional services	997	371
Accrued product warranty costs	501	611
Current portion of long-term debt	120	115

Total current liabilities	8,227	8,558

Long-term debt excluding current portion	2,190	2,282
Deferred revenue	104	128

Total liabilities	10,521	10,968

Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 1,000,000 shares; none issued	—	—
Common stock, $0.01 par value. Authorized 20,000,000 shares; issued and outstanding 14,855,112 as of September 30, 2006 and 14,638,100 as of December 31, 2005	149	146
Additional paid-in capital	88,167	85,890
Accumulated deficit	(10,939)	(14,505)
Accumulated other comprehensive loss	(61)	(169)

Total stockholders’ equity	77,316	71,362

Total liabilities and stockholders’ equity	$87,837	$82,330

See accompanying Notes to Condensed Consolidated Financial Statements.

ITEM 1. Financial Statements (continued)

KVH INDUSTRIES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts, unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Net sales	$19,291	$16,742	$61,548	$53,442
Cost of sales	11,717	9,642	36,559	31,454

Gross profit	7,574	7,100	24,989	21,988

Operating expenses:
Sales and marketing	3,441	3,377	10,714	10,347
Research and development	1,627	1,783	5,770	5,659
General and administrative	2,447	1,556	6,132	4,322

Income from operations	59	384	2,373	1,660

Other income (expense):
Interest income, net of interest expense	591	343	1,559	873
Other income (expense)	8	(40)	(17)	(360)

Income before income tax expense	658	687	3,915	2,173

Income tax expense	32	13	349	246

Net income	$626	$674	$3,566	$1,927

Per share information:
Earnings per share
Basic and Diluted	$0.04	$0.05	$0.24	$0.13

Number of shares used in per share calculation:
Basic	14,827	14,596	14,762	14,555

Diluted	14,965	14,765	14,894	14,740

See accompanying Notes to Condensed Consolidated Financial Statements.

ITEM 1. Financial Statements (continued)

KVH INDUSTRIES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Nine months ended September 30,
	2006	2005
Cash flows from operating activities:
Net income	$3,566	$1,927
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,489	1,472
Deferred income tax	39	206
Compensation expense related to options and employee stock purchase plan	830	—
Decrease in provision for doubtful accounts, net	(11)	(16)
Gain on disposal of equipment	(23)	(22)
Changes in operating assets and liabilities:
Accounts receivable	1,709	536
Costs and estimated earnings in excess of billings on uncompleted contracts	(234)	(449)
Inventories	(1,571)	(542)
Prepaid expenses and other assets	74	(298)
Accounts payable	(1,628)	951
Accrued expenses	1,293	837
Deferred revenue	(24)	121

Net cash provided by operating activities	5,509	4,723

Cash flows from investing activities:
Purchase of marketable securities	(33,213)	(23,918)
Maturities and sales of marketable securities	30,801	23,632
Capital expenditures	(2,424)	(1,442)
Proceeds from sale of equipment	27	22
Other long-term assets	9	(46)

Net cash used in investing activities	(4,800)	(1,752)

Cash flows from financing activities:
Repayments of long term debt	(86)	(82)
Stock option and stock benefit plan transactions	1,449	641

Net cash provided by financing activities	1,363	559

Net increase in cash and cash equivalents	2,072	3,530

Cash and cash equivalents at beginning of period	14,160	10,289

Cash and cash equivalents at end of period	$16,232	$13,819

Supplemental disclosure of noncash investing activity:
Stock received for option exercise	$152	$—

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

KVH’s defense products include tactical navigation systems that provide uninterrupted access to navigation and pointing information in a spectrum of military vehicles, including tactical trucks (HMMWVs) and light armored vehicles. KVH also offers precision fiber optic gyro-based systems that enable platform stabilization and munitions guidance. KVH’s defense products are sold directly to United States (U.S.) and allied governments and government contractors, as well as through an international network of authorized independent sales representatives. In addition, KVH’s defense products have numerous commercial applications such as train location control and track geometry measurement systems, industrial robotics and optical stabilization.

(2)	Basis of Presentation

The accompanying condensed consolidated financial statements of KVH Industries, Inc. and its wholly owned subsidiary, KVH Europe A/S (collectively, KVH or the Company), have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission regarding interim financial reporting. All intercompany accounts and transactions have been eliminated in consolidation. The condensed consolidated financial statements have not been audited by our independent registered public accounting firm, but include all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations, and cash flows for the periods presented. These condensed consolidated financial statements do not include all disclosures associated with annual financial statements and accordingly should be read in conjunction with the Company’s consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K filed on March 16, 2006 with the Securities and Exchange Commission. The results for the three and nine month periods ended September 30, 2006 are not necessarily indicative of operating results for the remainder of the year.

(3)	Significant Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates and assumptions by management affect the Company’s revenue recognition, valuation of accounts receivable, valuation of inventory, deferred tax assets, certain accrued expenses and accounting for contingencies.

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

On May 24, 2006, at the Company’s 2006 Annual Meeting of Stockholders, the stockholders of the Company approved the 2006 Stock Incentive Plan. The 2006 Stock Incentive Plan authorizes the Company to issue up to 1,000,000 shares of its common stock pursuant to stock options, restricted stock awards and other stock-based awards. The Board of Directors of the Company had approved the adoption of the 2006 Stock Incentive Plan on February 22, 2006, subject to shareholder approval. The Company currently has options outstanding under the 2006 Stock Incentive Plan, 2003 Incentive and Non-Qualified Stock Option Plan, and the 1996 Incentive and Non-Qualified Stock Option Plan. Under the plans, non-qualified stock options or incentive stock options may be granted to the Company’s or its subsidiaries’ employees, officers, directors, advisers, or consultants as defined. Options are granted with an exercise price equal to the fair market value of the common stock on the date of grant and generally vest in equal annual amounts over four to five years beginning on the first anniversary of the date of the grant. No options are exercisable for periods of more than 10 years after date of grant. All plans were approved by the Company’s shareholders, pursuant to which 3,915,000 shares of the Company’s common stock were reserved for issuance. As of September 30, 2006, 2,913,085 options to purchase shares of common stock had been issued or expired and 1,001,915 were available for future grants. The Compensation Committee of the Board of Directors administers the plans, approves the individuals to whom options will be granted and determines the number of shares and exercise price of each option. Outstanding options under the plans at September 30, 2006 expire from March 2007 through August 2011. None of the Company’s outstanding options includes performance-based or market-based vesting conditions.

On May 24, 2006, at the Company’s 2006 Annual Meeting of Stockholders, the stockholders of the Company also approved an amendment to the Company’s Amended and Restated Employee Stock Purchase Plan (ESPP) increasing the number of shares reserved for issuance by 50,000 to a total of 450,000. The Board of Directors of the Company had approved the amendment on February 22, 2006, subject to shareholder approval. Under the ESPP, the Company is authorized to issue up to 450,000 shares of common stock, of which 78,114 shares remain available as of September 30, 2006. The ESPP allows eligible employees the right to purchase common stock, via payroll deductions, on a semi-annual basis at 85% of the market price of the common stock at the end of each purchase period. During the nine months ended September 30, 2006, 10,083 shares were purchased under the plan.

As permitted by SFAS No. 123, the Company historically accounted for share-based payments to employees using APB Opinion No. 25’s intrinsic value method and recognized no compensation expense for employee stock options or shares purchased under its ESPP. Effective as of January 1, 2006, the Company adopted the provisions of SFAS No. 123(R) under the “modified prospective” transition method outlined in the statement. A “modified prospective” transition method is one in which compensation expense is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that were unvested on the date of adoption.

KVH INDUSTRIES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Unaudited, all amounts in thousands except share and per share amounts)

(4)	Stock-Based Compensation (Continued)

As a result of the adoption of SFAS No. 123(R), the Company’s “income before income tax expense” was reduced by $364 and $830 for the three and nine months ended September 30, 2006, respectively. The stock-based compensation expense included $37 and $85 recorded in cost of sales, $87 and $219 recorded in research and development, $67 and $142 recorded in sales and marketing, $173 and $384 recorded in general and administrative expense for the three and nine months ended September 30, 2006, respectively. In accordance with the modified prospective transition method provided under SFAS No. 123(R), results for prior periods have not been restated. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Historically, as permitted under SFAS No. 123, the Company’s policy was to record forfeitures as incurred. As a result of its adoption of SFAS No. 123(R) the Company has applied an estimated forfeiture rate of 10% for option grants awarded subsequent to January 1, 2006. Such forfeiture rate will be periodically revised, if necessary, based on actual experience.

The following table illustrates the effect on net income and net income per share as if the fair value based method had been applied during the three and nine months ended September 30, 2005:

	Three months ended September 30, 2005	Nine months ended September 30, 2005
Net income as reported	$674	$1,927
Stock-based employee compensation determined under the fair value based method	(573)	(1,470)

Pro forma net income	$101	$457

Net income per common share – basic and diluted
As reported	$0.05	$0.13

Pro forma	$0.01	$0.03

The Company has estimated the fair value of each option grant on the date of grant using the Black-Scholes option-pricing model. The volatility assumption is based on the historical weekly price data of the Company’s common stock over a period equivalent to the weighted average expected life of the Company’s options. Management evaluated whether there were factors during that period which were unusual and which would distort the volatility figure if used to estimate future volatility and concluded that there were no such factors. In determining the expected life of the option grants, the Company has observed the actual terms of prior grants with similar characteristics, the actual vesting schedule of the grant, and assessed the expected risk tolerance of certain optionee groups. The risk-free interest rate is based on the actual U.S. Treasury zero coupon rates for bonds matching the expected term of the option as of the option grant date. The risk-free interest rate ranged from 4.72% to 4.82% for all options granted for the three months ended September 30, 2006, with an expected volatility ranging from 51.5% to 51.6% and life of 4.30 years, with no dividend yield. The risk-free interest rate ranged from 3.88% to 4.03% for all options granted for the three months ended September 30, 2005, with an expected volatility ranging from 56.8% to 57.6% and life ranging from 4.36 to 4.37 years, with no dividend yield.

The fair value of stock options granted for the nine months ended September 30, 2006 and 2005 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Nine months ended September 30,
	2006	2005
Risk-free interest rate	4.56%	3.99%
Expected volatility	52.8%	58.6%
Expected life (in years)	4.36	4.36
Dividend yield	N/A	N/A

KVH INDUSTRIES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Unaudited, all amounts in thousands except share and per share amounts)

(4)	Stock-Based Compensation (Continued)

Aggregated information regarding the Company’s stock option plans as of September 30, 2006, is summarized below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2005	1,426,616	$10.32
Granted	422,685	11.48
Exercised	(219,232)	11.15
Expired or canceled	(37,951)	10.82

Outstanding at September 30, 2006	1,592,118	$11.09	2.96	$3,608

Exercisable at September 30, 2006	877,929	$11.39	1.99	$2,161

The total aggregate intrinsic value of options exercised during the three months ended September 30, 2006 and 2005 was $336 and $115, respectively. The total aggregate intrinsic value of options exercised during the nine months ended September 30, 2006 and 2005 was $940 and $624, respectively. The fair value per share for options granted during the three months ended September 30, 2006 ranged from $5.43 to $5.84, with a weighted average fair value per share of $5.77. The fair value per share for options granted during the three months ended September 30, 2005 ranged from $4.98 to $5.24, with a weighted average fair value per share of $5.00. The weighted average fair value per share for all options granted during the nine months ended September 30, 2006 and 2005 was $5.45 and $5.09, respectively. As of September 30, 2005, the number of options exercisable was 638,394 and the weighted average exercise price of those options was $9.53 per share. As of September 30, 2006, there was $2,721 of total unrecognized compensation expense related to share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 3.03 years.

The following table summarizes information about employee stock options as of September 30, 2006:

Range of Exercise Prices	Number Outstanding	Average Remaining Life (in Years)	Outstanding Weighted Average Exercise Price	Number Exercisable	Exercisable Weighted Average Exercise Price
$ 6.25 – $9.00	306,476	1.32	$7.17	270,833	$7.07
9.01 – 13.50	1,045,292	3.62	10.96	366,746	11.13
13.51 – 20.02	240,350	2.19	16.66	240,350	16.66

	1,592,118	2.96	$11.09	877,929	$11.39

KVH INDUSTRIES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Unaudited, all amounts in thousands except share and per share amounts)

(5)	Net Income Per Common Share

Basic net income per share is calculated based on the weighted average number of common shares outstanding during the period. Diluted net income per share incorporates the dilutive effect of common stock equivalent options, warrants and other convertible securities, if any, as determined with the treasury stock accounting method. For the three and nine months ended September 30, 2006, options to purchase 980,657 and 909,905 shares of common stock, respectively, have been excluded from the calculation of diluted net income per share, as inclusion would be anti-dilutive. For the three and nine months ended September 30, 2005, options to purchase 702,697 and 659,094 shares of common stock, respectively, have been excluded from the calculation of diluted net income per share, as inclusion would be anti-dilutive.

A reconciliation of the basic and diluted weighted average common shares outstanding is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Weighted average common shares outstanding – basic	14,827,460	14,595,931	14,762,292	14,555,257
Incremental common shares issuable - stock options	138,030	169,337	131,536	184,796

Weighted average common shares outstanding – diluted	14,965,490	14,765,268	14,893,828	14,740,053

(6)	Inventories

Inventories are stated at the lower of cost or market using the first-in first-out costing method. Inventories as of September 30, 2006 and December 31, 2005 include the costs of material, labor, and factory overhead. Components of inventories consist of the following:

	September 30, 2006	December 31, 2005
Raw materials	$5,188	$3,673
Work in process	556	484
Finished goods	2,390	2,407

	$8,134	$6,564

(7)	Comprehensive Income

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

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Net income	$626	$674	$3,566	$1,927
Unrealized gain (loss) on available-for-sale securities	83	(55)	108	(116)

Total comprehensive income	$709	$619	$3,674	$1,811

KVH INDUSTRIES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Unaudited, all amounts in thousands except share and per share amounts)

(8)	Product Warranty

KVH’s products carry limited warranties that range from one to two years and vary by product. The warranty period begins on the date of retail purchase by the original purchaser. KVH accrues estimated product warranty costs at the time of sale and any additional amounts are recorded when such costs are probable and can be reasonably estimated. Factors that affect the Company’s warranty liability include the number of units sold, historical and anticipated rates of warranty repairs and the cost per repair. During the nine months ended September 30, 2006 KVH has realized improved claims experience both in the number and average cost per repair related to certain of its mobile communications products. Accordingly during the nine months ended September 30, 2006 it has reduced its accrued warranty liability by approximately $110. As of September 30, 2006 and December 31, 2005, the Company had accrued product warranty costs of approximately $501 and $611, respectively.

(9)	Segment Reporting

Under common operational management, KVH designs, develops, manufactures and markets its navigation, guidance and stabilization and mobile communication sensor products for use in a wide variety of applications. Products are generally sold directly to third-party consumer electronic dealers and retailers, consumer manufacturers, government contractors or directly to U.S. and other foreign government agencies. Primarily, sales originating in North America consist of sales within the United States and Canada and, to a lesser extent, Mexico, Asia/Pacific and some Latin and South American countries. North American sales also include all defense-related product sales throughout the world. Sales originating from KVH’s Denmark subsidiary principally consist of sales into all European countries, both inside and outside the European Union, as well as Africa, the Middle East, India and all countries in Asia.

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

KVH INDUSTRIES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Unaudited, all amounts in thousands except share and per share amounts)

(9)	Segment Reporting (continued)

Defense services also include development contract revenue.

The following table summarizes information regarding the Company’s operations by geographic segment:

	Sales Originating From
	North America	Europe	Total
Three months ended September 30, 2006
Mobile communication sales to the United States and Canada	$10,029	$—	$10,029
Mobile communication sales to Europe	175	2,119	2,294
Mobile communication sales to other geographic areas	154	465	619
Defense sales to the United States and Canada	4,693	—	4,693
Defense sales to Europe	1,261	—	1,261
Defense sales to other geographic areas	395	—	395
Intercompany sales	1,088	—	1,088

Subtotal	17,795	2,584	20,379
Eliminations	(1,088)	—	(1,088)

Net sales	$16,707	$2,584	$19,291

Segment net income	$626	$—	$626
Depreciation and amortization	$467	$9	$476
Total assets	$85,077	$2,760	$87,837

	Sales Originating From
	North America	Europe	Total
Three months ended September 30, 2005
Mobile communication sales to the United States and Canada	$9,220	$—	$9,220
Mobile communication sales to Europe	—	1,611	1,611
Mobile communication sales to other geographic areas	—	98	98
Defense sales to the United States and Canada	4,971	—	4,971
Defense sales to Europe	728	—	728
Defense sales to other geographic areas	114	—	114
Intercompany sales	509	13	522

Subtotal	15,542	1,722	17,264
Eliminations	(509)	(13)	(522)

Net sales	$15,033	$1,709	$16,742

Segment net income	$643	$31	$674
Depreciation and amortization	$437	$14	$451
Total assets	$78,073	$2,120	$80,193

KVH INDUSTRIES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Unaudited, all amounts in thousands except share and per share amounts)

(9)	Segment Reporting (continued)

	Sales Originating From
	North America	Europe	Total
Nine months ended September 30, 2006
Mobile communication sales to the United States and Canada	$32,615	$—	$32,615
Mobile communication sales to Europe	407	8,135	8,542
Mobile communication sales to other geographic areas	555	2,288	2,843
Defense sales to the United States and Canada	14,011	—	14,011
Defense sales to Europe	2,003	—	2,003
Defense sales to other geographic areas	1,534	—	1,534
Intercompany sales	5,745	56	5,801

Subtotal	56,870	10,479	67,349
Eliminations	(5,745)	(56)	(5,801)

Net sales	$51,125	$10,423	$61,548

Segment net income	$2,897	$669	$3,566
Depreciation and amortization	$1,461	$28	$1,489
Total assets	$85,077	$2,760	$87,837

	Sales Originating From
	North America	Europe	Total
Nine months ended September 30, 2005
Mobile communication sales to the United States and Canada	$30,749	$—	$30,749
Mobile communication sales to Europe	—	7,139	7,139
Mobile communication sales to other geographic areas	—	938	938
Defense sales to the United States and Canada	11,784	—	11,784
Defense sales to Europe	2,509	—	2,509
Defense sales to other geographic areas	323	—	323
Intercompany sales	4,611	13	4,624

Subtotal	49,976	8,090	58,066
Eliminations	(4,611)	(13)	(4,624)

Net sales	$45,365	$8,077	$53,442

Segment net income	$1,353	$574	$1,927
Depreciation and amortization	$1,439	$33	$1,472
Total assets	$78,073	$2,120	$80,193

(10)	Legal Matters

KVH is a defendant in a class action lawsuit in the U.S. District Court for the District of Rhode Island in which KVH and certain of its officers are named as defendants. The suit asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 under that statute, as well as claims under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, on behalf of purchasers of our securities in the period October 1, 2003 to July 2, 2004 and seeks certain legal remedies, including compensatory damages. The Teamsters Affiliates Pension Plan has been appointed lead plaintiff. This matter consolidates into one action eight separate complaints filed between July 24, 2004 and September 15, 2004. On January 14, 2005, the defendants filed a motion to dismiss the consolidated complaint for failure to state a claim upon which relief can be granted. The court denied this motion in part and granted it in part. On October 14, 2005, the defendants answered the consolidated complaint and denied liability and all allegations of wrongdoing. Subsequently, on December 13, 2005, plaintiffs filed a motion for class certification. The motion is pending.

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

the class action consolidated complaint in the U.S. District Court described above. On October 7, 2005, the court dismissed Mehrvar’s amended complaint without prejudice. By letter dated October 14, 2005, Mehrvar delivered a demand that KVH commence litigation for the same acts alleged in his complaint against the directors and senior officers who served during the period October 1, 2003 to the present. On March 1, 2006, Mehrvar filed a shareholder’s derivative action in the Rhode Island State Superior Court for Providence County against KVH and certain of its officers and directors. The complaint asserts state law claims on KVH’s behalf arising between October 1, 2003 and the present in connection with the allegations set forth in the class action consolidated complaint in the U.S. District Court described above and seeks certain legal and equitable remedies, including restitution from KVH’s directors and officers and corporate governance changes. On June 30, 2006, defendants moved to dismiss the complaint on the basis that plaintiff’s complaint failed to adequately allege that demand was wrongfully refused. The motion to dismiss has been voluntarily withdrawn without prejudice to its refiling at a later date.

On June 20, 2005, Yemin Ji filed a shareholder’s derivative action in the U.S. District Court for the District of Rhode Island against KVH and certain of its officers and directors, asserting certain federal and state law claims on KVH’s behalf arising between October 1, 2003 and the present in connection with the same allegations set forth in the class action and Mehrvar complaints described above and seeks certain legal and equitable remedies, including restitution from KVH’s directors and officers and corporate governance changes. On August 23, 2005, KVH moved the Court to abstain from exercising jurisdiction and dismiss the action as duplicative of the Mehrvar case. The Court denied this motion. On January 5, 2006, defendants moved to dismiss the complaint on the same grounds on which the Rhode Island state court dismissed the derivative complaint in Mehrvar that was filed on August 16, 2004. The Court granted this motion and dismissed the complaint on August 29, 2006. In late September 2006, Ji filed an appeal of the dismissal with the U.S. Court of Appeals for the First Circuit.

In May 2005, Electronic Controlled Systems, Inc., d/b/a King Controls, filed a patent infringement suit against KVH in the U.S. District Court for the District of Minnesota. The three asserted patents relate generally to controlling a satellite dish to acquire a satellite signal. The complaint alleges that KVH willfully infringes the patents and seeks injunctive relief, enhanced damages and attorneys’ fees. KVH has denied the allegations and asserted counterclaims, including claims for false advertising. This litigation is in the discovery phase. In January 2006, Electronic Controlled Systems, Inc., d/b/a/ King Controls, filed a second patent infringement suit against KVH in the U.S. District Court for the District of Minnesota. The second suit concerns one of the same three patents asserted in the original suit filed in May 2005, alleges that KVH willfully infringes the patent and seeks both preliminary and permanent injunctive relief, enhanced damages and attorneys fees. KVH has denied the allegations and asserted counterclaims. The court denied plaintiff’s motion for a preliminary injunction after a hearing on May 30, 2006. The parties recently completed the expert discovery phase of the case.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 establishes a common definition for fair value to be applied to U.S. GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company does not expect that the adoption of this interpretation will have a material impact on the Company’s financial position or results of operations.

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

	Three months ended September 30, (in thousands)		Nine months ended September 30, (in thousands)
	2006	2005	2006	2005
Mobile communications	$12,942	$10,929	$44,000	$38,826
Defense	6,349	5,813	17,548	14,616

Net sales	$19,291	$16,742	$61,548	$53,442

In addition to revenue from product sales, our mobile communications revenue includes revenue earned from product repairs, revenue from satellite phone and Internet usage services, and certain DIRECTV account referral fees earned in conjunction with the sale of our products. We provide, for a fee, third-party satellite phone and Internet airtime to our TracPhone and Internet customers who choose to activate their subscriptions with us. Under current DIRECTV programs, we are eligible to receive a one-time, new mobile account activation fee from DIRECTV for each customer who activates their DIRECTV service directly through us. Our defense revenue primarily includes product sales to both military and commercial markets and, to a lesser extent, engineering services provided under development contracts. To date, revenues earned from product repairs, satellite phone and Internet usage services, DIRECTV activations and earnings under development contracts have not been a material portion of our revenue either individually or in the aggregate.

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

In our Form 10-K for the year ended December 31, 2005, our most critical accounting policies and estimates upon which our consolidated financial statements were prepared were those relating to revenue recognition, allowances for accounts receivable, inventories, and income taxes. We did not make any changes to those policies during the quarter. We have reviewed our policies and determined that these remain our most critical accounting policies for the quarter ended September 30, 2006.

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

We adopted the provisions of SFAS No. 123(R) under the “modified prospective” transition method. A “modified prospective” transition method is one in which compensation expense is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that were unvested on the effective date. In accordance with the modified prospective transition method provided under SFAS No. 123(R), results for prior periods have not been restated. As a result, our financial statements for periods ending before January 1, 2006 are not directly comparable to our financial statements for periods ending after January 1, 2006. Moreover, because the grant-date fair value method under SFAS No. 123(R) is not the same as the method under SFAS No. 123, our results of operations for periods ending after January 1, 2006 are not directly comparable to our pro forma disclosures in the notes to our financial statements for periods ending before January 1, 2006 under SFAS No. 123.

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

As a result of the adoption of SFAS No. 123(R), our income before income tax expense for the three and nine months ended September 30, 2006 was reduced by approximately $364,000 and $830,000, respectively. As of September 30, 2006, there was $2.7 million of total unrecognized compensation expense related to share-based compensation arrangements, which is expected to be recognized over a weighted-average period of approximately three years. Based on the assumptions and estimates described above, we estimate that we will record stock-based compensation expense of approximately $1.1 million for the year ending December 31, 2006.

Results of Operations

The following table provides, for the periods indicated, certain financial data expressed as a percentage of net sales:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	60.7	57.6	59.4	58.9

Gross profit	39.3	42.4	40.6	41.1

Operating expenses:
Sales and marketing	17.8	20.2	17.4	19.3
Research and development	8.4	10.6	9.4	10.6
General and administrative	12.7	9.3	10.0	8.1

Total operating expenses	38.9	40.1	36.8	38.0

Income from operations	0.3	2.3	3.9	3.1
Other income, net	3.1	1.8	2.5	1.0

Income before income tax expense	3.4	4.1	6.4	4.1
Income tax expense	(0.2)	(0.1)	(0.6)	(0.5)

Net income	3.2%	4.0%	5.8%	3.6%

Three Months Ended September, 2006 and 2005

Operating Summary

Net income for the three months ended September 30, 2006 was $0.6 million, or $0.04 per diluted common share, as compared to net income of $0.7 million, or $0.05 per diluted common share, for the three months ended September 30, 2005. The primary reason for the modest decrease in net income was attributable to increase in operating expenses of $0.8 million, driven primarily by an increase in general and administrative expense. This increase was partially offset by an increase in gross profit of $0.5 million, driven by a 15% increase in revenue, and an increase in other income of $0.3 million.

Included within operating expenses for the three months ended September 30, 2006 was approximately $0.4 million of expense related to our adoption of SFAS No. 123(R). We did not incur any expense related to SFAS No. 123(R) during the three months ended September 30, 2005.

Net Sales

Net sales for the three months ended September 30, 2006 increased $2.6 million, or 15%, to $19.3 million from $16.7 million for the three months ended September 30, 2005. The primary reason for the improvement was an increase in sales of our mobile communications products of approximately $2.0 million, or 18%, to approximately $12.9 million. Specifically, for the three months ended September 30, 2006, sales of our marine products increased approximately $1.3 million, or 19%, to approximately $8.0 million. This was a result of increased demand for our new TracVision M3 satellite TV system that was launched in the fourth quarter of 2005, supplemented by incremental sales of our core marine products. Also contributing to the improvement was an increase in sales of our land mobile communications products of approximately $0.7 million, or 16%, driven largely by an increase in the sale of our products to the recreational vehicle market.

Sales of our defense-related products increased by approximately $0.6 million, or 10%, to approximately $6.4 million. Specifically, sales of our fiber optic gyro products increased approximately $1.2 million, or 75%, driven primarily by increased sales in support of the U.S. Navy’s MK54 torpedo program and the U.S. Army’s remotely operated weapons station program. Also contributing to the improvement was an increase in contract engineering revenue, repair work and legacy navigation products of approximately $0.3 million. Offsetting these increases was a decrease in military navigation products of approximately $0.9 million, or 31%, driven largely by decreased sales volume related to our TACNAV products.

Cost of Sales

Cost of sales consists of direct labor and materials, manufacturing overhead, and engineering costs directly related to customer funded research and development. For the three months ended September 30, 2006, cost of sales increased by $2.1 million, or 22%, to $11.7 million. The primary reason for the increase is the increase in overall sales discussed above, however, the percentage increase is more than our overall percentage increase in sales due to a shift in sales mix toward our relatively lower margin mobile communications products and an increase in manufacturing overhead driven by increased product, support, and transportation costs during the three month period ended September 30, 2006.

Gross margin for the three months ended September 30, 2006 decreased to 39% from 42% for the three-month period ended September 30, 2005. The primary reason for the decrease in gross margin was the overall shift in sales mix and increase in manufacturing overhead discussed above. Given that we expect continued growth in fourth quarter 2006 mobile communications revenue and a modest decrease in defense-related revenue compared to the three-month period ended September 30, 2006, we expect that gross margin percentage in the fourth quarter will approximate that of three-month period ended September 30, 2006 or decline slightly.

Operating Expenses

Research and development expense consists of direct labor, materials and other costs that support our internally funded product development activities. All research and development costs are expensed as incurred. Research and development expense for the three months ended September 30, 2006 decreased by $0.2 million, or 9%, to $1.6 million from $1.8 million for the three months ended September 30, 2005. As a percentage of net sales, research and development expense decreased to 8% in the third quarter of 2006 from 11% in the same period in 2005. The decrease as a percentage of net sales is primarily the result of the increase in overall sales discussed above, coupled with increased utilization of engineering personnel to fulfill funded research and development projects. Engineering personnel costs and other direct expenses related to such projects are reflected in cost of sales. Our overall spending in 2006 continues to be focused on sustaining our existing product base and advancing new products such as the TracVision A7 mobile satellite television system and TracNet 100 mobile Internet system that we launched during the quarter ended September 30, 2006. We anticipate that for the fourth quarter of 2006, research and development expense as a percentage of revenue will be above the third quarter level due primarily to a shift in utilization of personnel from funded research and development efforts to internal research and development activities. Over the long term, our intent is to increase research and development spending roughly in line with revenue growth.

Sales and marketing expense consists primarily of sales and marketing salaries and related personnel costs, sales commissions for in-house and third party representatives, warranty expense, bad debt expense and other costs that support the sales function, such as advertising, literature and promotional materials. Sales and marketing expense for the three months ended September 30, 2006 was $3.4 million, which was consistent with the expense incurred for the three months ended September 30, 2005. As a percentage of net sales, sales and marketing expense decreased during the quarter ended September 30, 2006 to 18% from 20% for the quarter ended September 30, 2005. The decrease as a percentage of net sales is primarily the result of the increase in overall sales discussed above, coupled with our ability to maintain overall sales and marketing expense consistent from period to period. Sales and marketing expense during the quarter ended September 30, 2006 reflects our focus on reducing our sales and marketing expense as a percentage of net sales, while continuing to support the growth of sales of our new and existing product offerings. Ongoing, we anticipate that, for the fourth quarter of 2006, sales and marketing expense as a percentage of revenue will be equal to or modestly above the third quarter level.

General and administrative expense consists of costs attributable to management, finance and accounting, information technology, human resources and certain outside professional services. General and administrative expense for the three months ended September 30, 2006 increased $0.9 million, or 57%, to $2.4 million from $1.6 million for the three months ended September 30, 2005. As a percentage of net sales, general and administrative expense increased during the quarter ended September 30, 2006 to 13% from 9% for the quarter ended September 30, 2005. The primary reasons for the increase in general and administrative expense and its increase as a percentage of net sales in 2006 are $0.4 million of increased legal expenses incurred in connection with pending litigation and $0.2 million of stock option expense. In addition, $0.3 million of expense was incurred in connection with an acquisition opportunity that was ultimately terminated during the quarter ended September 30, 2006. We anticipate that, for the fourth quarter of 2006, general and administrative expense as a percentage of revenue will be below the third quarter level.

Other Income

Other income, net for the three months ended September 30, 2006, increased by $0.3 million to $0.6 million from $0.3 million for the three months ended September 30, 2005. The primary reason for the increase in 2006 was an increase in interest income, net of approximately $0.3 million. The increase in interest income, net is a result of increased cash on hand and improved investment yields stemming from rising interest rates received on our cash and investments during the three months ended September 30, 2006.

Income Taxes

Income tax expense for the three months ended September 30, 2006 was consistent with the three months ended September 30, 2005. The components of the expense for the quarter ended September 30, 2006 primarily includes alternative minimum tax due for our U.S. operation. We expect that substantially all of our 2006 taxable income generated from our U.S. operations will be offset by both federal and state net operating losses generated by us in prior years. Accordingly, we expect that any tax expense generated by our U.S. operations in 2006 will be made up primarily of federal alternative minimum tax and to a lesser extent certain state tax expense. Taxable income generated by our subsidiary in Denmark will be subject to taxation at the Danish statutory rates as we have no net operating loss carry-forwards or tax credits available to offset current or future taxable income in that jurisdiction.

Nine Months Ended September 30, 2006 and 2005

Operating Summary

Net income for the nine months ended September 30, 2006 was $3.6 million, or $0.24 per diluted common share, as compared to net income of $1.9 million, or $0.13 per diluted common share, for the nine months ended September 30, 2005. The primary factors behind the improvement were our ability to increase revenue by approximately $8.1 million, or 15%, gross profit by $3.0 million, or 14%, and income from operations by $0.7 million, or 43%. Also contributing to the overall improvement was an increase in other income of $1.0 million.

Included within net income for the nine months ended September 30, 2006 was approximately $0.8 million of expense related to our adoption of SFAS No. 123(R). We did not incur any expense related to SFAS No. 123(R) during the nine months ended September 30, 2005.

Net Sales

Net sales for the nine months ended September 30, 2006 increased $8.1 million, or 15%, to $61.5 million from $53.4 million for the nine months ended September 30, 2005. The primary reasons for the improvement was an increase in sales of our mobile communications products of approximately $5.2 million, or 13%, to approximately $44.0 million. Specifically, for the nine months ended September 30, 2006, sales of our marine products increased approximately $6.0 million, or 26%, to approximately $28.8 million. This was a result of increased demand for our new TracVision M3 satellite TV system that was launched in the fourth quarter of 2006, supplemented by incremental sales of our core marine products. Offsetting the increases in revenue from marine products was a decrease in sales of our land mobile communications products of approximately $0.7 million, or 4%, to $15.3 million. The decline in land mobile communications products was driven primarily by a decrease in the sale of our products to the recreational vehicle market. Year to date sales decreases within our recreational vehicle product are consistent with a general decrease in end-user demand in both the U.S. luxury coach markets as well as the U.S. recreational vehicle accessory aftermarket in 2006.

Sales of our defense-related products increased by approximately $2.9 million, or 20% to approximately $17.5 million. Specifically, sales of our fiber optic gyro products increased approximately $2.3 million, or 53%, driven primarily by increased sales in support of the U.S. Navy’s MK54 torpedo program and the U.S. Army’s remotely operated weapons station program. Also contributing to the improvement was an increase in contract engineering revenue, service revenue and revenue from legacy navigation products of approximately $1.0 million. Offsetting these increases was a decrease in military navigation products of approximately $0.4 million, or 5%, driven largely by decreased sales volume related to our TACNAV products.

Cost of Sales

For the nine months ended September 30, 2006, cost of sales increased by $5.1 million, or 16%, to $36.6 million from $31.5 million for the nine months ended September 30, 2005. The primary reason for the increase is the increase in overall sales discussed above. The percentage increase for the nine month period ended September 30, 2006 is slightly more than our overall percentage increase in sales during that period, however, due to a shift in sales mix toward our relatively lower margin mobile communications products and an overall increase in manufacturing overhead due to increased product, support, and transportation costs.

Gross margin for the nine-month period ended September 30, 2006 decreased 0.5% from the nine-month period ended September 30, 2005. The primary reason for the slight decrease in gross margin is an overall shift in sales mix toward our mobile communications products and an increase in manufacturing overhead, during the nine-month period ended September 30, 2006.

Operating Expenses

Total research and development expense for the nine months ended September 30, 2006 increased by $0.1 million or 2%, to $5.8 million from $5.7 million for the nine months ended September 30, 2005. As a percentage of net sales, year-to-date research and development expenses decreased to approximately 9% in 2006 from 11% in 2005. The decrease as a percentage of net sales was primarily the result of the increase in overall sales discussed above, coupled with maintaining internally funded research and development spending levels at approximately the same level as the prior year. Our overall spending in 2006 continues to be focused on sustaining our existing product base and advancing new products such as the TracVision A7 mobile satellite television system and TracNet 100 mobile Internet system that we launched during the quarter ended September 30, 2006.

Sales and marketing expense for the nine months ended September 30, 2006 increased by $0.4 million, or 4%, to $10.7 million from $10.3 million for the nine months ended September 30, 2005. As a percentage of net sales, year-to-date sales and marketing expense decreased to 17% in 2006 from 19% in 2005. The increase in sales and marketing expense for the nine months ended September 30, 2006 is primarily a result of increased personnel and sales support costs both domestically and with our Danish subsidiary, partially offset by a decrease in overall warranty related costs. Sales and marketing expense during the nine-month period ended September 30, 2006 reflects our continued focus on reducing our sales and marketing expense as a percentage of net sales, while continuing to support the growth of sales of our new and existing product offerings.

General and administrative expense for the nine months ended September 30, 2006 increased by $1.8 million, or 42%, to $6.1 million from $4.3 million for the nine months ended September 30, 2005. As a percentage of net sales, year-to-date general and administrative expense increased to 10% in 2006 from 8% in the same period in 2005. The increase is primarily attributed to $0.9 million of increased legal expenses incurred primarily in connection with pending litigation, $0.4 million of stock option expense, and $0.3 million of expenses related to an acquisition opportunity that was ultimately terminated in the quarter ended September 30 2006.

Other Income

Other income, net for the nine months ended September 30, 2006 increased by $1.0 million to $1.5 million from $0.5 million for the nine months ended September 30, 2005. The primary reason for the increase in 2006 was an increase in interest income, net of approximately $0.7 million and a $0.3 million decrease in other expenses. The increase in interest income is a result of increased cash on hand and improved investment yields stemming from rising interest rates received on our cash and investments during the nine-month period ended September 30, 2006. The other expense decrease is the result of a decrease of $0.4 million in foreign currency losses on certain subsidiary Euro-denominated sales invoices and supplier payables, offset by an increase of $0.1 million in losses related to foreign currency forward exchange contracts.

Income Taxes

Income tax expense for the nine months ended September 30, 2006 increased by $0.1 million to $0.3 million from $0.2 million from the nine months ended September 30, 2005. The expense increase is a result of increased taxable income in both our U.S. operations and foreign subsidiary located in Denmark. We expect that substantially all of our 2006 taxable income generated from our U.S. operations will be offset by both federal and state net operating losses generated by us in prior years. Accordingly, we expect that any tax expense generated by our U.S. operations in 2006 will be made up primarily of federal alternative minimum tax and to a lesser extent certain state tax expense. Taxable income generated by our subsidiary in Denmark will be subject to taxation at the Danish statutory rates as we have no net operating loss carry-forwards or tax credits available to offset current or future taxable income in that jurisdiction.

Liquidity and Capital Resources

We have historically funded our operations primarily from product sales, net proceeds from public and private equity offerings, bank financings and proceeds received from exercises of stock options. As of September 30, 2006, we had $54.7 million in cash, cash equivalents and marketable securities, and $66.5 million in working capital.

For the nine months ended September 30, 2006, we generated $5.5 million in cash from operations. The primary drivers of the increase in cash generated from operations was our ability to increase revenue, gross profit, and net income, coupled with our ability to maintain consistent working capital levels.

Net cash used in investing activities was $4.8 million for the nine months ended September 30, 2006, and primarily represents the purchase of $2.4 million in manufacturing and other capital equipment, to increase production capacity and efficiency, replace obsolete equipment and support new product offerings. We also reinvested an additional $2.4 million in marketable securities.

Net cash provided by financing activities was $1.4 million for the nine months ended September 30, 2006 and primarily resulted from $1.4 million in proceeds received from the exercise of employee stock options, partially offset by principal payments on outstanding long-term debt obligations.

Currently, we have a revolving loan agreement with a bank that provides for a maximum available credit of $15.0 million that expires on December 31, 2006. We pay interest on any outstanding amounts at a rate equal to, at our option, LIBOR plus 1.5%, or the greater of either the Federal Funds Effective Rate plus 0.5% or the bank’s prime interest rate. We may terminate the loan agreement prior to its full term without penalty, provided we give 30 days advance written notice to the bank. As of September 30, 2006, no borrowings were outstanding under the facility.

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

We believe that the $54.7 million we hold in cash, cash equivalents and marketable securities, together with our other existing working capital, will be adequate to meet planned operating and capital requirements through the foreseeable future. However, as the need or opportunity arises, we may seek to raise additional capital through public or private sales of securities or through additional debt financing. There are no assurances that we will be able to obtain any additional funding or that such funding will be available on terms acceptable to us.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk exposure is in the area of foreign currency exchange risk. We are exposed to currency exchange rate fluctuations related to our subsidiary operations in Denmark. Certain transactions in Denmark are denominated in the Danish Krone or Euro, yet reported in the U.S. dollar, the functional currency. For foreign currency exposures existing at September 30, 2006, a 10% unfavorable movement in the foreign exchange rates for our subsidiary location would not expose us to material losses in earnings or cash flows.

From time to time, we purchase foreign currency forward exchange contracts generally having durations of no more than 4 months. These forward exchange contracts are intended to offset the impact of exchange rate fluctuations on cash flows of our foreign subsidiary. Forward exchange contracts are accounted for as cash flow hedges and are recorded on the balance sheet at fair value until executed. Changes in the fair value are recognized in earnings. For the quarter ended September 30, 2006 we recorded a gain of approximately $32,000 related to these contracts. Such gains are reflected within “other income” in the September 30, 2006 condensed consolidated statements of operations. As of September 30, 2006, we had three Euro to U.S. dollar forward currency exchange contracts outstanding with a fair value of approximately $15,000.

The primary objective of our investment activities is to preserve principal and maintain liquidity, while at the same time maximize income. We have not entered into any instruments for trading purposes. Some of the securities that we invest in may have market risk. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, investment grade asset-backed corporate securities, money market funds and government, government agency and non-government debt securities. As of September 30, 2006, a hypothetical 100 basis-point increase in interest rates would result in an approximate $8,000 decrease in the fair value of our investments that have maturities of greater than one year. Due to the conservative nature of our investments, the relatively short duration of their maturities, our ability to either convert some or all of our long-term investments to less interest rate-sensitive holdings or hold most securities until maturity, we believe interest rate risk is mitigated. As of September 30, 2006, approximately

95% of the $38.4 million classified as available-for-sale marketable securities will mature or reset within one year. We do not invest in any financial instruments denominated in foreign currencies. Accordingly, interest rate risk related to our investments is not considered material.

To the extent that we borrow against our variable-rate credit facility, we will be subject to interest rate risk. There were no borrowings outstanding at September 30, 2006.

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

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2006, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are a defendant in a class action lawsuit in the U.S. District Court for the District of Rhode Island in which we and certain of our officers are named as defendants. The suit asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 under that statute, as well as claims under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, on behalf of purchasers of our securities in the period October 1, 2003 and July 2, 2004 and seeks certain legal remedies, including compensatory damages. The Teamsters Affiliates Pension Plan has been appointed lead plaintiff. This matter consolidates into one action eight separate complaints filed between July 24, 2004 and September 15, 2004. On January 14, 2005, the defendants filed a motion to dismiss the consolidated complaint for failure to state a claim upon which relief can be granted. The court denied this motion in part and granted it in part. On October 14, 2005, we answered the consolidated complaint and denied liability and all allegations of wrongdoing. Subsequently, on December 13, 2005, plaintiffs filed a motion for class certification. The motion to dismiss has been voluntarily withdrawn without prejudice to its refiling at a later time.

On August 16, 2004, Hamid Mehrvar filed a shareholder’s derivative action in the Rhode Island State Superior Court for Newport County against us and certain of our officers and directors. The amended complaint asserts state law claims on our behalf arising between October 1, 2003 and the present in connection with the allegations set forth in the class action consolidated complaint in the U.S. District Court described above. On October 7, 2005, the court dismissed Mehrvar’s amended complaint without prejudice. By letter dated October 14, 2005, Mehrvar delivered a demand that we commence litigation for the same acts alleged in his complaint against the directors and senior officers who served during the period October 1, 2003 to the present. On March 1, 2006, Mehrvar filed a shareholder’s derivative action in the Rhode Island State Superior Court for Providence County against us and certain of our officers and directors. The complaint asserts state law claims on our behalf arising between October 1, 2003 and the present in connection with the allegations set forth in the class action consolidated complaint in the U.S. District Court described above and seeks certain legal and equitable remedies, including restitution from our directors and officers and corporate governance changes. On June 30, 2006, we moved to dismiss the complaint on the basis that it failed to adequately allege that plaintiff’s demand was wrongfully refused. The motion is pending.

On June 20, 2005 Yemin Ji filed a shareholder’s derivative action in the U.S. District Court for the District of Rhode Island against us and certain of our officers and directors, asserting certain federal and state law claims on our behalf arising between October 1, 2003 and the present in connection with the same allegations set forth in the class action and Mehrvar complaints described above and seeks certain legal and equitable remedies, including restitution from our directors and officers and certain corporate governance changes. On August 23, 2005, we moved the Court to abstain from exercising jurisdiction and dismiss the action as duplicative of the Mehrvar case. The Court denied this motion. On January 5, 2006, we moved to dismiss the complaint on the same grounds on which the Rhode Island state court dismissed the derivative complaint in Mehrvar that was filed on August 16, 2004. The Court granted this motion and dismissed the complaint on August 29, 2006. In late September 2006, Ji filed an appeal of the dismissal with the U.S. Court of Appeals for the First Circuit.

In May 2005, Electronic Controlled Systems, Inc., d/b/a King Controls, filed a patent infringement suit against us in the U.S. District Court for the District of Minnesota. The three asserted patents relate generally to controlling a satellite dish to acquire a satellite signal. The complaint alleges that we willfully infringe the patents and seeks injunctive relief, enhanced damages and attorneys’ fees. KVH has denied the allegations and asserted counterclaims, including claims for false advertising. This litigation is in the discovery phase. In January 2006, Electronic Controlled Systems, Inc., d/b/a/ King Controls, filed a second patent infringement suit against us in the U.S. District Court for the District of Minnesota. The second suit concerns one of the same three patents asserted in the original suit filed in May 2005, alleges that we willfully infringe the patent and seeks both preliminary and permanent injunctive relief, enhanced damages and attorneys’ fees. We have denied the allegations and asserted counterclaims. The court denied plaintiff’s motion for a preliminary injunction after a hearing on May 30, 2006. The parties recently completed the expert discovery phase of the case.

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

We may not be profitable in the future.

We have a history of variable profitability from operations. Although we generated net income during 2005, and in eleven of the last fifteen fiscal quarters, we incurred net losses of $6.1 million in 2004 and $1.5 million in 2003. As of September 30, 2006, we had an accumulated deficit of $10.9 million.

Shifts in our product sales mix toward our mobile communications products may reduce our overall gross margins.

Our mobile communications products have historically had lower product gross margins than our defense products. During the first quarter of 2006 and the year ended December 31, 2005, sales of our defense products grew at a substantially higher rate than our overall sales growth. However, during the second and third quarters of 2006 sales of our defense products grew at a substantially lower rate than our overall sales growth, resulting in a small decline in overall gross margin. In addition, during 2004, sales of our defense products declined compared to 2003. A shift in our product sales mix toward communications products would likely cause lower gross margins in the future.

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

These factors can cause substantial fluctuations in sales of TACNAV and our other defense products from period to period. For example, sales of our TACNAV products declined in the third quarter of 2006. Moreover, TACNAV and most of our other defense products must meet military quality standards, and our products may not continue to meet existing standards or more rigorous standards adopted in the future. Any failure to meet military contract specifications may produce delays as we attempt to improve our design, development, manufacturing or quality control processes. Furthermore, government customers and their contractors can generally cancel orders for our products for convenience or decline to exercise previously disclosed contract options. Even under firm orders with government customers, funding must usually be appropriated in the budget process in order for the government to complete the contract. The cancellation of or failure to fund orders for our products could substantially reduce our net sales and results of operations.

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

Our TracVision products include only the equipment necessary to receive satellite television services; we do not broadcast satellite television programming. Instead, customers must obtain programming from another source. We currently offer marine and land mobile TracVision products compatible with the DIRECTV and DISH Network services in the continental United States, the ExpressVu service in Canada and various other regional services in other parts of the world. Our TracVision A5 and A7 currently offer access to only the DIRECTV service in the continental United States. Although DIRECTV is offering its TOTAL CHOICE MOBILE programming package at a price that we think should be attractive to consumers, DIRECTV has no obligation to continue to offer that package at the current price or at all. If customers become dissatisfied with the programming, pricing, service, availability or other aspects of this satellite television services product or if any one or more of these services becomes unavailable for any reason, we could suffer a substantial decline in sales of our TracVision products. The companies that operate these services have no obligation to inform us of technological or other changes, including discontinuation of the service, which could impair the performance of our TracVision products.

Our TracPhone and TracNet 3.0 products currently depend on satellite services provided by third parties. We rely on Inmarsat for satellite communications services for our TracPhone products. We rely on Telemar for TracNet 3.0 service in Europe.

Our TracNet 100 mobile Internet system uses high-speed EVDO cellular services offered by Verizon Wireless as well as Microsoft’s MSN TV service. Should EVDO networks become unavailable, our TracNet 100 would be hampered in its ability to provide two-way Internet access. Likewise, if the status of MSN TV were to change, customers would no longer be able to access the Internet via the TV screens in their boats, RVs, and cars, a feature that offers KVH a competitive advantage over other mobile Internet solutions.

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

Mobile Internet access is a relatively new market that is currently focused primarily on cell phones and Internet-enabled PDAs. We serve as a distributor of the MSN TV service to the marine, automotive, and RV markets and as such, offer what we believe is a unique mobile Internet solution. However, competing products based around high-speed cellular services are available for single users and in integrated EVDO/WiFi hubs. Other technological developments, such as proposed WiMAX networks and Internet-via-satellite services may also displace competing wireless services with regard to range and cost, preventing us from successfully marketing and selling mobile Internet systems in the mobile marketplace.

The market for our mobile TV products for minivans, SUVs and other passenger vehicles is still emerging, and our business may not grow as we expect.

The market for our low profile automotive TracVision product is still emerging. The relatively early stages of development of this market continues to make it difficult for us to predict customer demand accurately. For example, although sales of the TracVision grew between 2004 and early 2006, the sales trend has been below our original expectations.

We believe the success of our low profile TracVision systems will depend upon consumers’ assessment of whether or not they meet their expectations for performance, quality, price and design. For example, the TracVision A5 and A7 are designed for use on open roads in the continental United States where there is a clear view of the transmitting satellite in the southern sky. Among the factors that could affect the success of the low profile TracVision systems are:

•	the extent to which customers perceive mobile satellite TV services as a luxury or a preferred convenience;

•	the extent to which TracVision gains the acceptance of the automotive OEMs;

•	the extent to which high fuel prices may negatively affect consumer demand for SUVs and other large passenger vehicles;

•	difficulties or inconveniences associated with scheduling installation at the point of sale;

•	the performance, price and availability of competing or alternative products relative to the automotive TracVision;

•	the extent to which customers prefer live TV over recorded media;

•	customers’ willingness to pay monthly fees for satellite television service in automobiles;

•	the adoption of laws or regulations that restrict or ban live television or other video technology in vehicles;

•	poor performance arising from improper installation or installation of damaged equipment; and

•	our limited experience with marketing products to the automotive market, which is substantially larger and more fragmented than our other markets.

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

When we began shipping our low profile TracVision A5 in September 2003, it was the only commercially available, mobile satellite TV antenna for use on minivans, SUVs and other passenger vehicles. Any advantage we may have had by being the first to market such a product may erode as others enter this market. We are aware of announcements made by other companies of their intent to offer competing satellite TV or recorded video content to automobiles, but to date we have no knowledge of any such products in production and available for retail sale. Competing satellite antenna products may have a slightly lower profile and customers may delay purchasing our low profile TracVision in anticipation of the release of any of these products. Competition from any of these products could impair our ability to sell the low profile TracVision and may force us to reduce the price of the product.

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

We may continue to increase the international scope of our operations, which could disrupt our operations.

Although we have historically manufactured and sourced raw materials for the majority of our products in the U.S., in order for us to improve our operating margin performance and overall profitability, we have found it desirable to increase somewhat the international scope of our operations. This includes the increased sourcing of raw materials and manufactured components from foreign countries such as China. We have only limited experience in foreign manufacturing and we might not be successful in implementing or integrating an extended program. In addition, our increased reliance on foreign manufacturing and/or raw material supply has lengthened our supply chain and increased the risk that a disruption in that supply chain will have a material adverse affect on our operations and financial performance.

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

Our operating performance depends significantly on general economic conditions. Net sales of our mobile communications products are largely generated by discretionary consumer spending, and demand for these products could demonstrate slower growth than we anticipate as a result of regional and global economic conditions. Consumer spending tends to decline during recessionary periods and may decline at other times. Consumers may choose not to purchase our mobile communications products due to a perception that they are luxury items. As global and regional economic conditions change, including the general level of interest rates, fluctuating oil prices and demand for durable consumer products, demand for our products could be adversely affected.

If we are unable to improve our existing mobile communications and defense products and develop new, innovative products, our sales and market share may decline.

The markets for mobile communications products and defense navigation, guidance and stabilization products are each characterized by rapid technological change, frequent new product innovations, changes in customer requirements and expectations and evolving industry standards. If we fail to make innovations in our existing products and reduce the costs of our products, our market share may decline. Products using new technologies, or emerging industry standards, could render our products obsolete. If our competitors successfully introduce new or enhanced products that eliminate technological advantages our products may have in a certain market or otherwise outperform our products, or are perceived by consumers as doing so, we may be unable to compete successfully in the markets affected by these changes. For example, other companies have either announced their intentions or have begun to offer low-profile in-motion satellite antennas or alternative means for providing mobile entertainment. These products will compete with our low profile TracVision and may offer more attractive performance, pricing and other features.

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

In the defense navigation, guidance and stabilization markets, we compete primarily with Honeywell International Inc., Kearfott Guidance & Navigation Corporation, Leica Microsystems AG, Northrop Grumman Corporation and Smiths Group PLC. In the market for mobile satellite communications products, we compete with a variety of companies. In the land mobile market for satellite TV communications equipment, we compete directly with King Controls, MotoSAT, TracStar Systems, Inc., and Winegard Company. There is also potential competition for sales of satellite TV to the automotive market from RaySat, Audiovox, Sirius, Winegard, and Delphi. In the marine market for satellite TV communications equipment, we compete with NaviSystem Marine Electronic Systems Srl, Orbit Satellite Television & Radio Network, King Controls, TracStar, Sea Tel, Inc., and Raymarine. In the marine market for telephone, fax, data and Internet communications equipment, we compete with Furuno Electric Co., Ltd., Globalstar LP, Iridium Satellite LLC, Japan Radio Company, Nera ASA, and Thrane & Thrane A/S. In the mobile Internet market, we may compete with such products as single-user EVDO cards for use with individual laptops; EVDO/WiFi hubs such as those manufactured by Kyocera, Junxion, and Top Global; proposed WiMAX services in urban areas; and Internet-via-satellite systems proposed by companies such as RaySat. Moreover, new competitors may surface in the future. Among the factors that may affect our ability to compete in our markets are the following:

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

We and certain of our officers are defendants in a class action lawsuit in the U. S. District Court for the District of Rhode Island. The suit asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, as well as claims under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, on behalf of purchasers of our securities between October 1, 2003 and July 2, 2004. We and certain of our directors and officers are also defendants in a shareholders’ derivative action in the Rhode Island State Superior Court for Providence County. This suit asserts state law claims on our behalf between October 1, 2003 and the present arising from the allegations set forth in the class action complaint in the U.S. District Court described above. We and certain of our directors and officers are also respondents to an appeal of a dismissal of a shareholders’ derivative action by the U.S. District Court for the District of Rhode Island. This suit asserted federal and state claims on our behalf between October 1, 2003 and the present arising from the same allegations set forth in the class action complaint described above. We intend to vigorously defend ourselves against these claims. There can be no assurance, however, that we will not have to pay significant damages or amounts in settlement. An unfavorable outcome or prolonged litigation could materially harm our business. Litigation of this nature is expensive and time-consuming and diverts the time and attention of our management.

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

We have experienced significant fluctuations in our net sales and results of operations from one quarter to the next. Our future net sales and results of operations could vary significantly from quarter to quarter due to a number of factors, many of which are outside our control. Accordingly, you should not rely on quarter-to-quarter comparisons of our results of operations as an indication of future performance. It is possible that our net sales or results of operations in a quarter will fall below the expectations of securities analysts or investors. If this occurs, the market price of our common stock could fall significantly. Our results of operations in any quarter can fluctuate for many reasons, including:

•	demand changes for our mobile communications products and defense products;

•	the timing and size of individual orders from military customers;

•	the mix of products we sell;

•	our ability to manufacture, test and deliver products in a timely and cost-effective manner;

•	our success in winning competitions for orders;

•	the timing of new product introductions by us or our competitors;

•	expense incurred in pursuing acquisitions, such as occurred during the third quarter of 2006;

•	market and competitive pricing pressures;

•	general economic climate; and

•	seasonality of pleasure boat and recreational vehicle usage.

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

The strategy represents an action that we ordinarily would not take, but would take, if necessary, to realize an estimated $3.3 million in U.S. deferred tax assets or the equivalent of approximately $8.5 million in estimated taxable income as of December 31, 2005.

The market price of our common stock may be volatile.

Our stock price has historically been volatile. From January 1, 2004 to September 30, 2006, the trading price of our common stock ranged from $25.99 to $6.92. Many factors may cause the market price of our common stock to fluctuate, including:

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

We evaluate strategic acquisition opportunities to acquire other businesses as they arise. The expenses we incur evaluating and pursuing acquisitions, such as occurred during the third quarter of 2006, could have a material adverse effect on our results of operations. If we acquire a business, we may be unable to manage it profitably or successfully integrate its operations with our own. Moreover, we may be unable to realize the financial, operational, and other benefits we anticipate from any acquisition. Competition for acquisition opportunities could increase the price we pay for businesses we acquire and could reduce the number of potential acquisition targets. Further, acquisitions may involve a number of special financial and business risks, such as:

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

Our certificate of incorporation, by-laws and Delaware law contain provisions that could have an anti-takeover effect and discourage, delay or prevent a change in control or an acquisition that many stockholders may find attractive. These provisions may also discourage proxy contests and make it more difficult for our stockholders to take some corporate actions, including the election of directors. These provisions relate to:

•	the ability of our board of directors to issue preferred stock, and determine its terms, without a stockholder vote;

•	the classification of our board of directors, which effectively prevents stockholders from electing a majority of the directors at any one annual meeting of stockholders;

•	the limitation that directors may be removed only for cause by the affirmative vote of the holders of two-thirds of our shares of capital stock entitled to vote;

•	the prohibition against stockholder actions by written consent;

•	the inability of stockholders to call a special meeting of stockholders; and

•	advance notice requirements for stockholder proposals and director nominations.

ITEM 6. EXHIBITS

Exhibits:

10.1	Assignment and Assumption and Amendment and Note Modification Agreement, dated July 17, 2006 by and among KVH Industries, Inc., (the “Borrower”), Banc of America Leasing & Capital, LLC (successor-by-merger to Fleet Capital Corporation) (the “Assignor”), and Bank of America, N.A. (successor-by-merger to Fleet National Bank) (the “Assignee”) (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed with the SEC on July 20, 2006)

10.2	Form of Incentive Stock Option under KVH Industries, Inc.’s 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to our report on Form 8-K filed with the SEC on August 28, 2006)

10.3	Form of Non-Statutory Stock Option under KVH Industries, Inc.’s 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to our report on Form 8-K filed with the SEC on August 28, 2006)

31.1	Rule 13a-14(a)/15d-14(a) certification of principal executive officer

31.2	Rule 13a-14(a)/15d-14(a) certification of principal financial officer

32.1	Section 1350 certification of principal executive officer

32.2	Section 1350 certification of principal financial officer

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 9, 2006

KVH Industries, Inc.

By:	/s/ Patrick J. Spratt
Patrick J. Spratt
(Duly Authorized Officer and
Chief Financial and Accounting Officer)

Exhibit Index

Exhibit	Description
10.1	Assignment and Assumption and Amendment and Note Modification Agreement, dated July 17, 2006 by and among KVH Industries, Inc., (the “Borrower”), Banc of America Leasing & Capital, LLC (successor-by-merger to Fleet Capital Corporation) (the “Assignor”), and Bank of America, N.A. (successor-by-merger to Fleet National Bank) (the “Assignee”) (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed with the SEC on July 20, 2006)

10.2	Form of Incentive Stock Option under KVH Industries, Inc.’s 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to our report on Form 8-K filed with the SEC on August 28, 2006)

10.3	Form of Non-Statutory Stock Option under KVH Industries, Inc.’s 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to our report on Form 8-K filed with the SEC on August 28, 2006)

31.1	Rule 13a-14(a)/15d-14(a) certification of principal executive officer

31.2	Rule 13a-14(a)/15d-14(a) certification of principal financial officer

32.1	Section 1350 certification of principal executive officer

32.2	Section 1350 certification of principal financial officer