Form 10-K
period 2006-12-31
KVH INDUSTRIES INC \DE\
filed 2007-03-16
CIK 1007587

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended: December 31, 2006

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

(401) 847-3327

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value per share	The Nasdaq Global Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-acceleratedfiler ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2006, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $158,457,499 based on the closing sale price of $11.66 per share as reported on the Nasdaq Global Market.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock.

Class	Outstanding at March 14, 2007
Common Stock, $0.01 par value per share	14,951,872 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Definitive Proxy Statement for the 2007 Annual Meeting of Stockholders	Part III

i

PART I

ITEM 1.	Business

Forward-Looking Statements

In addition to historical facts, this annual report contains forward-looking statements. Forward-looking statements are merely our current predictions of future events. These statements are inherently uncertain, and actual events could differ materially from our predictions. Important factors that could cause actual events to vary from our predictions include those discussed in this annual report under the headings “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and “Item 1A. Risk Factors.” We assume no obligation to update our forward-looking statements to reflect new information or developments. We urge readers to review carefully the risk factors described in this annual report and in the other documents that we file with the Securities and Exchange Commission. You can read these documents at www.sec.gov.

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

Introduction

We develop, manufacture and market mobile communications products for the land and marine markets and navigation, guidance and stabilization products for defense and commercial markets. Our expertise in mobile satellite antenna, digital compass and fiber optic gyro technologies has enabled us to lower the cost, decrease the size and improve the performance of our products. Our research and development, manufacturing and quality control capabilities have enabled us to meet the demanding standards of our military, consumer and commercial customers for performance and reliability. This combination of factors has allowed us to create products offering important differentiating advantages to our customers.

We are a leading provider of mobile communications products, such as our TracVision, TracPhone and TracNet systems, that enable customers to receive live digital television, telephone and Internet services in their automobiles, recreational vehicles (RV) and marine vessels while in motion via satellite and wireless services. We sell our mobile communications products through an extensive international network of distributors and retailers worldwide.

Our defense products include tactical navigation systems that provide uninterrupted navigation and pointing information in a broad range of military vehicles, including tactical trucks (HMMWVs) and light armored vehicles. We also offer precision fiber optic gyro-based systems that help stabilize platforms, such as gun turrets and radar units, and provide guidance for munitions. In addition, we are currently investigating opportunities to apply our mobile communications expertise to military applications that require affordable, high-bandwidth mobile connections and secure communications between vehicles. We sell our defense products directly to U.S. and allied governments and government contractors, as well as through an international network of authorized independent sales representatives. Our fiber optic products are also used in such commercial applications as train track geometry measurement systems, industrial robotics, optical stabilization, autonomous vehicles, and undersea remotely operated submersibles.

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

Wide range of products for the mobile user. We provide mobile communications products for a variety of vehicles in the land mobile market, which includes luxury motor coaches, buses, recreational vehicles, trucks, and automobiles, as well as a variety of vessels in the marine market, which includes commercial shipping vessels, commercial fishing vessels, merchant ships, and yachts. We developed our earliest products for the luxury yacht market and have succeeded in reducing the size and cost of our products for introduction into the land market. Initially we focused on larger vehicles like motor coaches, but we subsequently added support for passenger vehicles. Our TracVision A7 brings satellite television to automobiles using a patented, low-profile antenna system that currently provides in-motion satellite television in most of the continental United States using the DIRECTV service and an in-vehicle receiver developed in collaboration with DIRECTV. Our entry into the automotive arena was facilitated by our hybrid phased-array antenna technology. We are currently investigating opportunities to transfer our commercial mobile satellite antenna technology into military applications, including small, affordable, high-bandwidth antennas suitable for military vehicles.

Access to mobile, two-way Internet, e-mail, and MSN TV communication. We currently support global broadband Internet access in the marine marketplace through the use of our TracPhone satellite communication antennas and the Inmarsat satellite services. In August 2006 we began shipping our TracNet 100 mobile Internet system suitable for cars, recreational vehicles, and boats in cooperation with Microsoft’s MSN TV division. The TracNet 100 system uses evolution-data optimized (EVDO) high-speed cellular data services to provide two-way access to the Internet and the MSN TV service. EVDO is currently available in more than 240 metropolitan areas and continues to expand. Should users be outside the EVDO coverage area, a slower speed cellular service continues to provide uninterrupted accessibility. For recreational vehicles and marine vessels that may travel beyond the range of a typical EVDO antenna, we offer external, amplified antennas to increase the reception range of the mobile Internet system.

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

Defense

We offer a portfolio of digital compass and fiber optic gyro-based systems that address the rigorous requirements of military customers for precision navigation, guidance and stabilization. Our systems offer:

Reliable, continuously available navigation and guidance. Our systems provide an unjammable source of reliable, easy-to-use and continuously available navigation and pointing data. For example, our TACNAV system can tell a vehicle driver in which direction to steer to reach a certain target, how much farther to the destination, and whether or not the vehicle is on course. Because our digital compass products measure the earth’s magnetic field rather than detect satellite signals from the global positioning system (GPS), they are not susceptible to GPS jamming devices. Our fiber optic gyro-based inertial measurement unit product (IMU) enhances the accuracy of guided underwater munitions. This IMU, along with our core fiber optic technology, also has potential commercial and industrial applications.

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

Integration and aggregation of data from on-board systems. Our navigation systems function as standalone tools and also aggregate, integrate and communicate critical information from a variety of on-board systems. TACNAV can receive data from systems such as the vehicle’s odometer, military and commercial GPS devices, laser rangefinders, turret angle indicators and laser warning systems. TACNAV can also output this data to an on-board computer for retransmission through the vehicle’s communications systems to a digital battlefield management application. We have also previously demonstrated to the U.S. Army an early prototype of a new TACNAV system that successfully combined TACNAV with satellite communication technology, potentially enabling TACNAV to communicate directly with digital battlefield management applications.

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

In the automotive market, we began offering the TracVision A7 in August 2006 as a successor to our original TracVision A5 low profile satellite TV system. The TracVision A7 uses hybrid phased-array antenna technology to provide in-motion reception of satellite TV programming in the continental United States using the DIRECTV service. Our TracVision A7 product includes a mobile satellite communications antenna and an integrated 12V mobile DIRECTV receiver designed specifically for the automotive environment by KVH and DIRECTV to convert the satellite signal into a video stream. The TracVision A7 stands approximately five inches high and mounts either to a vehicle’s roof rack or directly to the vehicle’s roof, making it practical for use aboard minivans, SUVs and other passenger vehicles. The antenna’s hybrid phased-array technology integrates 260 small antenna elements across a flat surface, mechanically rotates that surface horizontally and uses an electronic “lens” to bend the satellite signal so that the broadcast energy strikes each of the individual elements at closer to a perpendicular angle. The separate signals from each small antenna element are then combined to create a single data stream. Automotive customers subscribe to DIRECTV’s Total Choice Mobile satellite TV programming package, which is specifically promoted for automotive applications. Local channels and network programming are also available for the first time as an option for TracVision A7 users as a result of the system’s integrated GPS and new mobile receiver. At this time, we are the only company authorized by DIRECTV to sell, promote, and activate mobile users for the Total Choice Mobile programming package.

In the RV/truck market, we offer a line-up of our TracVision satellite TV products, including products intended for both stationary and in-motion use. Our RV product line, known as the TracVision R-series, offer automatic satellite switching and integrated compatibility with the international DVB (Digital Video Broadcast) standard. The 14.5-inch high in-motion TracVision R5 and stationary automatic TracVision R4, which began shipping in December 2005, use an elliptical parabolic antenna to reduce the antenna’s profile to address height restrictions on the road. The in-motion TracVision R6, which began shipping in April 2006, is the flagship product of our RV-specific offerings. This new system incorporates a number of innovations, including a high-efficiency antenna that reduces the product profile to 12.5 inches high while offering reception comparable to the larger systems, integrated GPS for faster satellite acquisition, and our DewShield electronic dew elimination technology. In addition to sales through aftermarket dealers, we sell our TracVision products to original equipment manufacturers for factory installation on new vehicles. Each of these systems works with a range of service providers, including DIRECTV, DISH Network, and other regional service providers. Although initially designed for automotive applications, the TracVision A7 is now also sold within the RV marketplace to provide access to DIRECTV programming in in-motion applications and for vehicles with height restrictions that could prevent them from safely using a satellite TV antenna based on parabolic technology, and/or where the accumulation of moisture on the outer surface of the antenna’s radome is not a concern.

Marine. In the marine market, we offer a range of mobile satellite TV and communications products. Our marine TracVision satellite TV antennas vary in size from a lower-profile elliptical parabolic system similar to those offered for use on RVs to 14.5 inch, 18 inch, and 24-inch diameter round antennas. Our largest marine satellite TV system is the TracVision G8, which includes a 32-inch carbon fiber antenna for greater range and efficiency. In October 2005, we introduced the TracVision M3, which has a 14.5-inch diameter antenna and which we believed to be the world’s smallest stabilized marine satellite TV system. In February 2007, the TracVision M3 was replaced by three new variations on this system, including the lower-cost “at anchor” TracVision M2; the DIRECTV-optimized, in-motion TracVision M3 ST; and the deluxe TracVision M3 DX, which supports HDTV programming and regional satellite TV services around the globe. Historically, marine satellite TV use has generally been limited to vessels longer than 40 feet due to the size of the antennas themselves. However, with reception comparable to larger 18-inch diameter antennas, our high-efficiency TracVision M2, M3 ST, and M3 DX are designed for vessels 25 to 40 feet in length, which we believe is a largely untapped market opportunity.

Our TracPhone products provide in-motion access to global satellite communications offered by Inmarsat, a satellite service provider that supports links for phone, fax and data communications as fast as 128 Kbps, or kilobits per second. The TracPhone F77, F55 and F33 antennas use the Inmarsat Fleet service to offer voice as well as high-speed Internet service, while our TracPhone 252 antenna offers lower-cost voice and low-speed data services via the Inmarsat mini-M service. The TracPhone F77, F55 and F33 are manufactured by Thrane & Thrane A/S of Denmark and distributed exclusively by us in North America under the KVH TracPhone label and distributed in other markets on a non-exclusive basis.

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

In 2006, we entered into an agreement with Microsoft under which we serve as a distributor of the MSN TV service to the marine, RV, and automotive markets. In August 2006, we began shipping our TracNet 100 mobile

Internet receiver with MSN TV service, which provides in-motion access to web browsing, Microsoft Windows Media Player, MSN Mail and MSN Messenger, digital photo viewing, MSN Video, and MSN Radio with two-way connections made possible by broadband EVDO cellular services. EVDO service is available in more than 240 markets nationwide, with new markets being added on an ongoing basis. Connection speeds for EVDO service are similar to residential DSL broadband service, with maximum speeds in excess of 2.4 Mbps and typical speeds of 400 Kbps to 700 Kbps. When EVDO is unavailable, the system automatically switches to standard 1xRTT data service, which is available in most cellular coverage areas. 1xRTT has a maximum upload and download speed of 144 Kbps, and typical speeds of 50 Kbps to 80 Kbps. An amplified external antenna is used to extend the range of the TracNet 100 in marine and RV applications in which the vessel or vehicle may move beyond the range of the system’s integrated antenna.

The TracNet 100 also includes WiFi output to provide Internet connectivity to a wide range of WiFi-enabled products. We sell the TracNet 100 through our existing network of marine, RV, and automotive dealers.

Applying Mobile Communications Expertise to Military Applications. We are also taking steps to leverage our mobile communications expertise by transferring our proven commercial technology into mobile military applications to support high-bandwidth, two-way communication needs with a militarized, low-profile antenna system. In addition, we successfully tested a new intra-convoy communication system with the U.S. Army in late 2006. This product has the potential to serve as an affordable solution to identified gaps in U.S. military convoy operations by offering real-time status, alerts, and navigation data for all vehicles in a convoy. Additional testing is expected to take place in 2007.

Defense Products

Our defense products include digital compasses for tactical navigation, fiber optic gyros for tactical navigation and stabilization and our inertial measurement unit for precision guidance of torpedoes and unmanned aerial vehicles. Our TACNAV digital compass products have been sold for use aboard U.S. Army, Marine Corps, and Navy vehicles as well as to many allied countries, including Australia, the United Kingdom, Canada, Germany, Italy, New Zealand, Saudi Arabia, Spain, Sweden, Taiwan, Malaysia and Switzerland. We believe that we are among the leading manufacturers of such systems. Our standard TACNAV products can be customized to our customers’ specifications. At customer request, we offer training and other services on a time-and-materials basis.

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

The TACNAV M100 GMENS, which is sold outside the United States under the name TACNAV Light, is a digital compass-based battlefield navigation system specifically designed for non-turreted vehicles, such as HMMWVs and trucks. We believe that customers purchase the TACNAV M100 GMENS in part because of its low cost relative to its performance. In September 2003, the TACNAV M100 GMENS was designated by the U.S. Special Operations Command as a standard product, and in November 2003 the German Army gave the product a similar designation. The TACNAV M100 GMENS offers a range of capabilities, including GPS backup and enhancement, vehicle position, hull azimuth and navigation displays.

Guidance and Stabilization. Our TG-6000 Inertial Measurement Unit, introduced in October 2003, is a guidance system that provides precise measurement of motion and acceleration in three dimensions. It uses a three-axis configuration of our high-performance DSP-based fiber optic gyros integrated with three accelerometers. We believe that this configuration provides outstanding performance, high reliability, low maintenance and easy system integration. The TG-6000 IMU is in full production as a component in the U.S. Navy’s MK54 lightweight torpedo and is suitable for use in other applications that involve flight control, orientation, instrumentation and navigation, such as unmanned aerial vehicles.

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

The DSP-3000 is slightly larger than a deck of cards. High-performance 2-axis and 3-axis configurations can be realized by integrating multiple DSP-3000 units. Currently, the DSP-3000 is used in an array of pointing and stabilization applications, including the U.S. Army’s Common Remotely Operated Weapon System (CROWS). Two DSP-3000 gyros are installed in every CROWS turret and provide the image and gun stabilization necessary to ensure that the weapon remains aimed at its target. The larger, militarized DSP-4000 uses the core DSP-3000 technology in both 1- and 2-axis configurations and is designed for use in high-shock and highly dynamic environments, such as gun turret stabilization. Our fiber optic products are also used in numerous commercial applications, such as train location control and track geometry measurement systems, industrial robotics, optical stabilization, autonomous vehicles, and undersea remotely operated submersibles.

Sales and Marketing

We sell our mobile satellite communications products through an international network of independent retailers, chain stores and distributors, as well as to manufacturers of marine vessels and recreational vehicles. We currently market and sell the TracVision A7 in the continental United States through consumer electronic chain stores and a large number of retailers specializing in automotive electronics, as well as a variety of specialty distributors of automotive after-market products and auto dealership expediters. We intend to continue the consideration of opportunities to expand our distribution network to include additional retailers and distributors in the continental United States. We are also pursuing arrangements with automobile manufacturers to include our TracVision A7 product as optional or standard equipment on the vehicles they manufacture.

Our European sales subsidiary located in Denmark, KVH Europe A/S, coordinates our sales, marketing and support efforts for our mobile satellite communications products in Europe, the Middle East, Africa, and Asia.

We sell our defense products directly to U.S. and allied governments and government contractors, as well as through an international network of authorized independent sales representatives. This same network also sells our fiber optic products to commercial/industrial entities.

Backlog

Our backlog was approximately $5.6 million on December 31, 2006, $9.5 million on December 31, 2005, and $8.7 million on December 31, 2004.

Backlog consists of orders evidenced by written agreements and specified delivery dates for customers who are acceptable credit risks. Military orders included in backlog are generally subject to cancellation for the convenience of the customer. When orders are cancelled, we generally recover actual costs incurred through the date of cancellation and the costs resulting from termination. Individual orders for defense products are often large and may require procurement of specialized long-lead components and allocation of manufacturing resources. The complexity of planning and executing larger orders requires customers to order well in advance of the required delivery date, resulting in backlog.

Backlog is not a meaningful indicator for predicting revenue in future periods. Commercial resellers for our mobile satellite communications products and legacy products do not carry extensive inventories and rely on us to ship products quickly. Generally due to the rapid delivery of our commercial products, our backlog for those products is not significant.

Intellectual Property

Our ability to compete effectively depends to a significant extent on our ability to protect our proprietary information. We rely primarily on patents and trade secret laws, confidentiality procedures and licensing arrangements to protect our intellectual property rights. We own more than 50 U.S. and foreign patents and have additional patent applications that are currently pending. In January 2006, we entered into a licensing agreement with Litton Systems, Inc., a wholly owned subsidiary of Northrop Grumman Systems Corporation, with respect to certain of its fiber optic gyroscope-related patents. We also register our trademarks in the United States and other key markets where we do business. Our patents and trademarks will expire at various dates between August 2007 and January 2024. We enter into confidentiality agreements with our consultants, key employees and sales representatives, and maintain controls over access to and distribution of our technology, software and other proprietary information. The steps we have taken to protect our technology may be inadequate to prevent others from using what we regard as our technology to compete with us.

We do not generally conduct exhaustive patent searches to determine whether the technology used in our products infringes patents held by third parties. In addition, product development is inherently uncertain in a rapidly evolving technological environment in which there may be numerous patent applications pending, many of which are confidential when filed, with regard to similar technologies.

From time to time, we have faced claims by third parties that our products or technologies infringe their patents or other intellectual property rights, and we may face similar claims in the future. A description of such claims initiated against us and currently pending is found in this annual report under the heading “Item 3. Legal Proceedings”. Any claim of infringement could cause us to incur substantial costs defending against the claim, even if the claim is invalid, and could distract the attention of our management. If any of our products is found to violate third-party proprietary rights, we may be required to pay substantial damages. In addition, we may be required to re-engineer our products or seek to obtain licenses from third parties to continue to offer our products. Any efforts to re-engineer our products or obtain licenses on commercially reasonable terms may not be successful, which would prevent us from selling our products, and, in any case, could substantially increase our costs and have a material adverse effect on our business, financial condition and results of operations.

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

We contract with third parties for fabrication and assembly of printed circuit boards, injection-molded plastic parts, machined metal components, connectors and housings. We believe there are a number of acceptable vendors for the components we purchase. We regularly evaluate both domestic and foreign suppliers for quality, dependability and cost effectiveness. In some instances we utilize sole-source suppliers to develop strategic relationships to enhance the quality of materials and save costs. Our manufacturing processes are controlled by an ISO 9001: 2000-certified quality standards program.

Competition

We encounter significant competition in all of our markets, and we expect this competition to intensify in the future. Many of our primary competitors are well-established companies and some have substantially greater financial, managerial, technical, marketing, operational and other resources than we do.

In the market for mobile satellite communications products, we compete with a variety of companies. We believe the principal competitive factors in this market are product size, design, performance, reliability, and price. In the recreational vehicle markets, we compete primarily with King Controls, MotoSAT, and Winegard Company.

Our TracVision A7 and our original TracVision A5 were the first commercially available, low-profile mobile satellite TV antenna for use on minivans, SUVs and other passenger vehicles. At this time, we are not aware of any competing products in full production and available for widespread sale. A number of other companies have from time to time announced that they intend to compete in this market, including: RaySat, Winegard, Sirius Satellite Radio, and certain other suppliers of automotive parts.

In the marine market for satellite TV communications equipment, we compete primarily with NaviSystem Marine Electronics Systems Srl, King Controls, Sea Tel, Inc., and Raymarine. In the marine market for telephone, fax, data and Internet communications equipment and services, we compete with Furuno Electric Co., Ltd., Globalstar LP, Iridium Satellite LLC, and Japan Radio Company. We also may face additional competition from emerging marine satellite data services and maritime VSAT solutions.

We serve as a distributor of the MSN TV service to the marine, automotive, and recreational vehicle markets and as such, offer what we believe is a unique mobile Internet solution. Our TracNet 100 mobile Internet system with MSN TV service competes with such products as single-user EVDO cards for use with individual laptops; EVDO/WiFi hubs such as those manufactured by Kyocera and Top Global; proposed WiMAX services in urban areas, and Internet-via-satellite systems such as Inmarsat, Iridium Satellite LLC, Globalstar LP and maritime VSAT.

Foreign competition for our mobile satellite communications products has continued to intensify, most notably from companies based in South Korea that seek to compete primarily on price. We anticipate that this trend will continue.

In the defense navigation, guidance and stabilization markets, we compete primarily with Honeywell International Inc., Kearfott Guidance & Navigation Corporation, Leica Microsystems AG, Northrop Grumman Corporation and Smiths Group plc. We believe the principal competitive factors in these markets are performance, size, reliability, durability and price.

Research and Development

Focused investments in research and development are critical to our future growth and competitive position in the marketplace. Our research and development efforts are directly related to timely development of new and enhanced products that are central to our core business strategy. The industries in which we compete are subject to rapid technological developments, evolving industry standards, changes in customer requirements, and new product introductions and enhancements. As a result, our success depends in part upon our ability, on a cost- effective and timely basis, to continue to enhance our existing products and to develop and introduce new products that improve performance and meet customers’ operational and cost requirements. Our current research and development efforts include projects to achieve additional cost reductions in our products and the development of new products for our existing marine and land mobile communications markets, and navigation, guidance and stabilization application markets.

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

Employees

On December 31, 2006, we employed 311 full-time employees. We also employ temporary or contract personnel, when necessary, to provide short-term and/or specialized support for production and other functional projects.

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

We have a history of variable operating results and may not be profitable in the future.

Although we generated net income during 2005 and 2006, and in twelve of the last sixteen fiscal quarters, we incurred net losses of $6.1 million in 2004 and at times our profitability has fluctuated significantly on both a sequential and comparable quarter-to-quarter basis during 2005 and 2006. As of December 31, 2006, we had an accumulated deficit of $10.8 million.

Shifts in our product sales mix toward our mobile communications products may continue to reduce our overall gross margins.

Our mobile communications products historically have had lower product gross margins than our defense products. During 2006, sales of our defense products grew at a substantially lower rate than our overall sales growth, resulting in a small decline in our overall gross margin compared with 2005. Although sales of defense products in each of 2006 and 2005 were slightly higher than the prior year, during 2004, sales of our defense products declined compared to 2003. A continuing shift in our product sales mix toward mobile communications products would likely cause lower gross margins in the future.

Competition may limit our ability to sell our mobile communications products and defense products.

The mobile communications markets and defense navigation, guidance and stabilization markets in which we participate are very competitive, and we expect this competition to persist and intensify in the future. We may not be able to compete successfully against current and future competitors, which could impair our ability to sell our products. To remain competitive, we must enhance our existing products and develop new products, and we may have to reduce the prices of our products. Moreover, new competitors may emerge, and entire product lines may be threatened by new technologies or market trends that reduce the value of those product lines. For example, improvements in less expensive wireless and cellular technologies may limit demand for land-based satellite telephone and Internet services. Likewise, emerging services like BGAN and maritime VSAT may be disruptive to existing marine Internet, data, and communication services that we currently support.

In the defense navigation, guidance and stabilization markets, we compete primarily with Honeywell International Inc., Kearfott Guidance & Navigation Corporation, Leica Microsystems AG, Northrop Grumman Corporation and Smiths Group plc.

In the market for mobile satellite communications products, we compete with a variety of companies. In the land mobile market for satellite TV communications equipment, we compete directly with King Controls, MotoSAT, TracStar Systems, Inc., and Winegard Company. There is also potential competition for sales of satellite TV to the automotive market from RaySat, Audiovox, Sirius Satellite Radio, Winegard, and Delphi.

In the marine market for satellite TV communications equipment, we compete with NaviSystem Marine Electronic Systems Srl, King Controls, Sea Tel, Inc., and Raymarine. In the marine market for telephone, fax, data and Internet communications equipment, we compete with Furuno Electric Co., Ltd., Globalstar LP, Iridium Satellite LLC, and Japan Radio Company.

In the mobile Internet market, we may compete with such products as single-user EVDO cards for use with individual laptops; EVDO/WiFi hubs such as those manufactured by Kyocera and Top Global; proposed WiMAX services in urban areas; and Internet-via-satellite systems proposed by companies such as RaySat. Moreover, new competitors may surface in the future. Among the factors that may affect our ability to compete in our markets are the following:

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

Customers for TACNAV and our other defense products include the U.S. military and foreign governments, whose purchasing and delivery schedules and priorities can be unpredictable.

We sell TACNAV and our other defense products to the U.S. military and foreign military and government customers. These customers have unique purchasing and delivery requirements, which can make sales to these customers unpredictable. Factors that affect their purchasing and delivery decisions include:

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

These factors can cause substantial fluctuations in sales of TACNAV and our other defense products from period to period. For example, sales of our TACNAV products declined in the third and fourth quarter of 2006, compared with sales in the comparable periods of 2005. Moreover, TACNAV and most of our other defense products must meet military quality standards, and our products may not continue to meet existing standards or more rigorous standards adopted in the future. Any failure to meet military contract specifications may produce delays as we attempt to improve our design, development, manufacturing or quality control processes. Furthermore, government customers and their contractors can generally cancel orders for our products for convenience or decline to exercise previously disclosed contract options. Even under firm orders with government customers, funding must usually be appropriated in the budget process in order for the government to complete the contract. The cancellation of or failure to fund orders for our products could substantially reduce our net sales and results of operations.

Sales of TACNAV and our other defense products generally consist of a few large orders, and the delay or cancellation of a single order could substantially reduce our net sales.

Unlike our mobile communications products, TACNAV and our other defense products are purchased through orders that can generally range in size from several hundred thousand dollars to more than one million dollars. As a result, the delay or cancellation of a single order could materially reduce our net sales and results of operations. Because our defense products typically have relatively higher product gross margins than our mobile communications products, the loss of an order for defense products could have a disproportionately adverse effect on our results of operations.

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

The market for our low profile automotive TracVision product is still in the early stage of development, which continues to make it difficult for us to predict customer demand accurately. For example, although sales of the TracVision grew between 2004 and the end of 2006, the sales trend has been below our original expectations.

We believe the success of our low profile TracVision systems will depend upon consumers’ assessment of whether these products meet their expectations for performance, quality, price and design. For example, the TracVision A7 is designed for use on open roads in the continental United States where there is a clear view of the transmitting satellite in the southern sky, and it may not perform satisfactorily under other conditions. Among the factors that could affect the success of the low profile TracVision systems are:

•	the performance, price and availability of competing or alternative products and technology relative to the automotive TracVision;

•	the extent to which customers prefer live TV over recorded media;

•	the extent to which customers perceive mobile satellite TV services as a luxury or a preferred convenience;

•	the extent to which TracVision gains the acceptance of the automotive OEMs;

•	the extent to which high fuel prices and environmental concerns may negatively affect consumer demand for SUVs and other large passenger vehicles;

•	difficulties or inconveniences associated with scheduling installation at the point of sale;

•	customers’ willingness to pay monthly fees for satellite television service in automobiles;

•	the adoption of laws or regulations that restrict or ban television or other video technology in vehicles;

•	poor performance arising from improper installation or installation of damaged equipment; and

•	our limited experience with marketing products to the automotive market, which is substantially larger and more fragmented than our other markets.

The market for mobile Internet services in vehicles and vessels may fail to develop or may be satisfied by alternative technological approaches.

Mobile Internet access is a market that is currently focused primarily on cell phones and Internet-enabled PDAs. We serve as a distributor of the MSN TV service to the marine, automotive, and RV markets and offer what we believe is a unique mobile Internet solution. Competing products based around high-speed cellular services are available for single users and in integrated EVDO/WiFi hubs. Other technologies, such as proposed WiMAX networks and Internet-via-satellite options, such as BGAN and maritime VSAT services, may also displace competing wireless services with regard to range and cost, preventing us from successfully marketing and selling mobile Internet systems in the mobile marketplace.

We depend on others to provide programming for our TracVision products, and the loss of programming could substantially reduce our sales.

Our TracVision products include only the equipment necessary to receive satellite television services; we do not broadcast satellite television programming. Instead, customers must obtain programming from another source. We currently offer marine and land mobile TracVision products compatible with the DIRECTV and DISH Network services in the United States, the ExpressVu service in Canada, Sky Mexico and various other regional services in other parts of the world. Our low profile automotive TracVision products currently offer access to only the DIRECTV service in the continental United States. Although DIRECTV is offering its Total Choice Mobile programming package at a price that we think should be attractive to consumers, DIRECTV has no obligation to continue to offer that package at the current price or at all. If customers become dissatisfied with the programming, pricing, service, availability or other aspects of any of these satellite television services, or if any one or more of these services becomes unavailable for any reason, we could suffer a substantial decline in sales of our TracVision products. The companies that operate these services have no obligation to inform us of technological or other changes, including discontinuation of the service, which could impair the performance of our TracVision products.

Our TracPhone and TracNet 3.0 products currently depend on satellite services provided by third parties, and any disruption in those services could adversely affect sales.

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

Our mobile communications products depend on the availability of programming and services broadcast through satellites owned by third parties. The unexpected failure of a satellite could disrupt the availability of programming and services, which could reduce the demand for, or customer satisfaction with, our products. These satellites face significant operational risks during launch and while in orbit. These risks include launch failures, malfunctions that can occur as a result of satellite manufacturing errors, problems with power or control systems and general failures resulting from the harsh space environment. Moreover, each satellite has a limited useful life, and the satellite providers make no guarantees that the planned backup systems and capacity will be sufficient to support these satellite services in the event of a loss or reduction of service. We cannot assure that satellite services compatible with our products will continue to be available or that such services will continue to be offered at reasonable rates. The accuracy or availability of satellite signals may also be limited by ionospheric or other atmospheric conditions, intentional or inadvertent signal interference or intentional limitations on signal availability imposed by the satellite provider. A reduction in the number of operating satellites on any system, the inoperability of any key satellite or the failure of any key satellite or satellites to provide an accurate or available signal could impair the utility of our products or the growth of current and additional market opportunities.

High fuel prices and environmental concerns may adversely affect sales of our mobile communications products.

Fuel prices have been high and may remain high or increase in the foreseeable future. High fuel prices and environmental concerns tend to have a disproportionate impact on the larger vehicles and vessels for which our mobile communications products are designed, such as marine vessels, recreational vehicles and SUVs, because they consume relatively large quantities of fuel. We believe that the increased cost of operating these vehicles and vessels and environmental concerns have likely had an adverse effect on and may continue to adversely affect, demand for our mobile communications products.

Our effort to enter the automotive OEM market for embedded and factory-installed mobile satellite TV products may not be successful.

During 2005, we announced that we intend to support factory installation of an embedded version of our low profile TracVision mobile satellite TV antenna for automobiles. In addition, it has been our intent to develop an automotive satellite TV system designed to be integrated within the roof of a vehicle during the OEM manufacturing process. The timetable for potential OEM acceptance of an embedded or factory-installed system is uncertain, however, and our efforts to enter this market may not be successful. In particular, we must take into account roof and headliner designs, space and weight constraints, environmental requirements, performance standards, and OEM price requirements, and we may encounter unanticipated difficulties in designing antennas that will satisfy all of the unique requirements of various vehicle configurations. Because different vehicles may require different designs, our manufacturing efficiency for these embedded or factory-installed antennas may be lower and we may generate lower margins than for the aftermarket version of the low profile TracVision. In addition, our success in entering this market will depend in part on the close cooperation of vehicle manufacturers, and we cannot be certain that we will obtain the necessary cooperation. The expenses we expect to incur in pursuing this market may have an adverse effect on our results of operations.

We expect that others will introduce competing mobile satellite TV antennas and technologies for automobiles.

When we began shipping our original low profile TracVision A5 in September 2003, it was the only commercially available, mobile satellite TV antenna for use on minivans, SUVs and other passenger vehicles. Any advantage we may have had by being the first to market such a product may erode as others enter this market. We are aware of announcements made by other companies of their intent to offer competing satellite TV or recorded video content to automobiles, but to date we have no knowledge of any such products in production and available for retail sale. Competing satellite antenna products may have a slightly lower profile, and customers may delay purchasing our low profile TracVision in anticipation of the release of any of these products. Competition from any of these products could impair our ability to sell the new low profile TracVision A7 and may force us to reduce the price of the product. The availability of pre-recorded video content via personal devices such as the iPod or embedded digital hard drives with downloadable content may also limit demand for live content in vehicles.

We must achieve additional significant cost reductions for our low profile TracVision to reach our targeted profit margins.

Our product profit margins for our low profile TracVision automotive system have been low since its introduction. Although we have had success in improving profit margins since the introduction of the low profile TracVision in September 2003, we may be unable to achieve the additional cost reductions necessary to achieve our overall target profit margins. Although our cost reduction programs include obtaining volume purchasing discounts, sourcing of components from off-shore suppliers and redesigning certain components using lower cost materials and processes, technological or other challenges may prevent us from achieving all of the necessary cost reductions. Moreover, if the price of the low profile automotive TracVision is not attractive to a broad range of customers, we may be forced to further lower the price, which would further impair our product profit margins unless we are able to achieve corresponding cost reductions.

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

We may continue to increase the international scope of our operations, which could disrupt our business.

Although we have historically manufactured and sourced raw materials for the majority of our products in the U.S., in order for us to improve our operating margin performance and overall profitability, we have found it desirable to increase the international scope of our operations. This includes the increased sourcing of raw materials and manufactured components from foreign countries such as China. We have only limited experience in foreign manufacturing, and we might not be successful in implementing or integrating an extended program. In addition, our increased reliance on foreign manufacturing and/or raw material supply has lengthened our supply chain and increased the risk that a disruption in that supply chain will have a material adverse affect on our operations and financial performance.

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

We have previously expanded our operations to pursue existing and potential market opportunities. This growth placed a strain on our personnel, management, financial and other resources. If we fail to manage our future growth properly, we may incur unnecessary expenses, and the efficiency of our operations may decline. To manage our growth effectively, we must, among other things:

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

To meet our growth objectives, we must attract and retain highly skilled technical, operational, managerial and sales and marketing personnel. If we fail to attract and retain the necessary personnel, we may be unable to achieve our business objectives and may lose our competitive position, which could lead to a significant decline in net sales. We face significant competition for these skilled professionals from other companies, research and academic institutions, government entities and other organizations.

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

We and certain of our officers are defendants in a class action lawsuit in the U.S. District Court for the District of Rhode Island. The suit asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, as well as claims under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, on behalf of purchasers of our securities between October 1, 2003 and July 2, 2004. We and certain of our directors and officers are also defendants in a shareholder’s derivative action in the Rhode Island State Superior Court for Providence County. This suit asserts state law claims on our behalf between October 1, 2003 and the present arising from the allegations set forth in the class action complaint in the U.S. District Court described above. We and certain of our directors and officers are also appellees in an appeal of a dismissal of a shareholder’s derivative action by the U.S. District Court for the District of Rhode Island. This suit asserted federal and state claims on our behalf between October 1, 2003 and the present arising from the same allegations set forth in the class action complaint described above. We intend to vigorously defend ourselves against these claims. There can be no assurance, however, that we will not have to pay significant damages or amounts in settlement. An unfavorable outcome or prolonged litigation could materially harm our business. Litigation of this nature is expensive and time-consuming and diverts the time and attention of our management.

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

We are presently a defendant in a lawsuit brought by Electronic Controlled Systems, Inc., d/b/a King Controls, alleging infringement of three of its patents. We are defending ourselves vigorously against these claims, but there can be no assurance that we will not have to pay significant damages or amounts in settlement, that we will not be enjoined from selling certain of our mobile satellite communications products, or that the suit will not otherwise have a materially adverse effect on our operations or financial performance.

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

We have experienced significant fluctuations in our net sales and results of operations from one quarter to the next. Our future net sales and results of operations could vary significantly from quarter to quarter due to a number of factors, many of which are outside our control. Accordingly, you should not rely on quarter-to-quarter comparisons of our results of operations as an indication of future performance. It is possible that our net sales or results of operations in a quarter will fall below the expectations of securities analysts or investors. If this occurs, the market price of our common stock could fall significantly. Our results of operations in any quarter can fluctuate for many reasons, including:

•	changes in demand for our mobile communications products and defense products;

•	the timing and size of individual orders from military customers;

•	the mix of products we sell;

•	our ability to manufacture, test and deliver products in a timely and cost-effective manner;

•	our success in winning competitions for orders;

•	the timing of new product introductions by us or our competitors;

•	expense incurred in pursuing acquisitions, such as during the third quarter of 2006;

•	market and competitive pricing pressures;

•	general economic climate; and

•	seasonality of pleasure boat and recreational vehicle usage.

A large portion of our expenses, including expenses for facilities, equipment, and personnel, are relatively fixed. Accordingly, if our net sales decline or do not grow as much as we anticipate, we might be unable to maintain or improve our operating margins. Any failure to achieve anticipated net sales could therefore significantly harm our operating results for a particular fiscal period.

Our tax planning strategy involves assumptions that may cause our annual provision for income tax expense or benefit to fluctuate materially. Moreover, our tax planning strategy is based upon our ability to sell our manufacturing and corporate headquarters facility located in Middletown, Rhode Island, as may be necessary.

We utilize a tax planning strategy as provided for under accounting principles generally accepted in the United States as a means of supporting the realizability of certain of our deferred tax assets. The strategy involves our ability to sell our Middletown, Rhode Island headquarters facility in order to generate taxable income for the sole purpose of utilizing our U.S. net operating tax loss carryforwards before they expire. The determination of taxable income, and therefore supportable deferred tax asset value, is based upon the difference between the property’s estimated fair market value and our book basis. Accordingly, the estimated net realizable value of our deferred tax asset is highly correlated to property values in and around the Middletown, Rhode Island area and therefore subject to changes in property value and or assumptions used in the valuation process. This fair market value subjectivity may cause us to record significant increases or decreases to our deferred tax assets during the year.

The strategy represents an action that we ordinarily would not take, but would take, if necessary, to realize an estimated $3.3 million in U.S. deferred tax assets based on approximately $8.5 million in estimated taxable gain from the sale of the building as of December 31, 2006.

The market price of our common stock may be volatile.

Our stock price has historically been volatile. From January 1, 2004 to December 31, 2006, the trading price of our common stock ranged from $27.75 to $6.61. Many factors may cause the market price of our common stock to fluctuate, including:

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

In addition, the stock market can experience extreme price and volume fluctuations. These fluctuations are often unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the market price of our common stock. When the market price of a company’s stock drops significantly, stockholders often institute securities litigation against that company. We are now defending derivative and class action lawsuits. This pending litigation has caused us to incur substantial costs and is diverting the time and attention of our management. These adverse consequences may continue until this action is finally resolved. Any similar litigation in the future could have similar consequences.

Acquisitions may disrupt our operations or adversely affect our results.

We evaluate strategic acquisition opportunities to acquire other businesses as they arise. The expenses we incur evaluating and pursuing acquisitions, such as during the third quarter of 2006, could have a material adverse effect on our results of operations. If we acquire a business, we may be unable to manage it profitably or successfully integrate its operations with our own. Moreover, we may be unable to realize the financial, operational and other benefits we anticipate from any acquisition. Competition for acquisition opportunities could increase the price we pay for businesses we acquire and could reduce the number of potential acquisition targets. Further, our approach to acquisitions may involve a number of special financial and business risks, such as:

•	charges related to any potential acquisition from which we may withdraw;

•	diversion of our management’s time, attention, and resources;

•	loss of key acquired personnel;

•	increased costs to improve or coordinate managerial, operational, financial, and administrative systems including compliance with the Sarbanes-Oxley Act of 2002;

•	dilutive issuances of equity securities;

•	the assumption of legal liabilities; and

•	amortization of acquired intangible assets.

Our charter and by-laws and Delaware law may deter takeovers.

Our certificate of incorporation, by-laws and Delaware law contain provisions that could have an anti-takeover effect and discourage, delay or prevent a change in control or an acquisition that many stockholders may find attractive. These provisions may also discourage proxy contests and make it more difficult for our stockholders to take some corporate actions, including the election of directors. These provisions relate to:

•	the ability of our board of directors to issue preferred stock, and determine its terms, without a stockholder vote;

•	the classification of our board of directors, which effectively prevents stockholders from electing a majority of the directors at any one annual meeting of stockholders;

•	the limitation that directors may be removed only for cause by the affirmative vote of the holders of two-thirds of our shares of capital stock entitled to vote;

•	the prohibition against stockholder actions by written consent;

•	the inability of stockholders to call a special meeting of stockholders; and

•	advance notice requirements for stockholder proposals and director nominations.

ITEM 1B.	Unresolved Staff Comments

None.

ITEM 2.	Properties

The following table provides information about our current facilities.

Location	Type	Principal Uses	Approximate Square Footage	Ownership	Lease Expiration
Middletown, Rhode Island	Office, plant and warehouse	Corporate headquarters, research and development, sales and service, manufacturing (mobile communications products), marketing and administration	75,000	Purchased with mortgage loan	—

Middletown, Rhode Island	Warehouse	Warehousing (mobile communications products)	39,000	Leased	March 2008

Tinley Park, Illinois	Plant and warehouse	Manufacturing, research and development (defense & fiber optic products)	40,000	Leased	December 2013

Kokkedal, Denmark	Office and warehouse	European headquarters, sales and service, marketing and administration	11,000	Leased	May 2014

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

We are a defendant in a class action lawsuit in the U.S. District Court for the District of Rhode Island in which we and certain of our officers are named as defendants. The suit asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 under that statute, as well as claims under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, on behalf of purchasers of our securities in the period from October 1, 2003 to July 2, 2004 and seeks certain legal remedies, including compensatory damages. The Teamsters Affiliates Pension Plan has been appointed lead plaintiff. This matter consolidates into one action eight separate complaints filed between July 24, 2004 and September 15, 2004. On January 14, 2005, the defendants filed a motion to dismiss the consolidated complaint for failure to state a claim upon which relief can be granted. The court denied this motion in part and granted it in part.

On October 14, 2005, the defendants answered the consolidated complaint and denied liability and all allegations of wrongdoing. Subsequently, on December 13, 2005, plaintiffs filed a motion for class certification. The motion is pending.

On August 16, 2004, Hamid Mehrvar filed a shareholder’s derivative action in the Rhode Island State Superior Court for Newport County against us and certain of our officers and directors. The amended complaint asserts state law claims on our behalf arising between October 1, 2003 and the present in connection with the allegations set forth in the class action consolidated complaint in the U.S. District Court described above. On October 7, 2005, the court dismissed Mehrvar’s amended complaint without prejudice. By letter dated October 14, 2005, Mehrvar delivered a demand that we commence litigation for the same acts alleged in his complaint against the directors and senior officers who served during the period from October 1, 2003 to the present. On March 1, 2006, Mehrvar filed a shareholder’s derivative action in the Rhode Island State Superior Court for Providence County against us and certain of our officers and directors. The complaint asserts state law claims on our behalf arising between October 1, 2003 and the present in connection with the allegations set forth in the class action consolidated complaint in the U.S. District Court described above and seeks certain legal and equitable remedies, including restitution from our directors and officers and corporate governance changes. On June 30, 2006, the defendants moved to dismiss the complaint on the basis that the plaintiff’s complaint failed to adequately allege that demand was wrongfully refused. The motion to dismiss has been voluntarily withdrawn without prejudice to its refiling at a later date.

On June 20, 2005, Yemin Ji filed a shareholder’s derivative action in the U.S. District Court for the District of Rhode Island against us and certain of our officers and directors, asserting certain federal and state law claims on our behalf arising between October 1, 2003 and the present in connection with the same allegations set forth in the class action consolidated complaint in the U.S. District Court and the Mehrvar complaint described above and seeks certain legal and equitable remedies, including restitution from our directors and officers and corporate governance changes. On August 23, 2005, we moved the Court to abstain from exercising jurisdiction and dismiss the action as duplicative of the Mehrvar case. The Court denied this motion. On January 5, 2006, the defendants moved to dismiss the complaint on the same grounds on which the Rhode Island state court dismissed the derivative complaint in Mehrvar that was filed on August 16, 2004. The Court granted this motion and dismissed the complaint on August 29, 2006. In late September 2006, Ji filed an appeal of the dismissal with the U.S. Court of Appeals for the First Circuit. The appeal is pending.

In May 2005, Electronic Controlled Systems, Inc., d/b/a King Controls, filed a patent infringement suit against us in the U.S. District Court for the District of Minnesota. The three asserted patents relate generally to controlling a satellite dish to acquire a satellite signal. The complaint alleges that we willfully infringe the patents and seeks injunctive relief, enhanced damages and attorneys’ fees. We have denied the allegations and asserted counterclaims, including claims for false advertising. In January 2006, Electronic Controlled Systems, Inc., d/b/a/ King Controls, filed a second patent infringement suit against us in the U.S. District Court for the District of Minnesota. The second suit concerns one of the same three patents asserted in the original suit filed in May 2005, alleges that we willfully infringe the patent and seeks both preliminary and permanent injunctive relief, enhanced damages and attorneys fees. We have denied the allegations and asserted counterclaims. The court denied the plaintiff’s motion for a preliminary injunction after a hearing on May 30, 2006. These two cases are now consolidated. An adverse ruling could result in an injunction preventing us from selling our TracVision products, other than those using phased-array antennas, and in significant monetary damages based, in part, on sales of those products since at least March 2005. Pursuant to a settlement agreement, the parties stipulated to the dismissal of the false advertising counterclaims. A final pretrial conference is scheduled for April 2007.

Additionally, in the ordinary course of business, we are a party to inquiries, legal proceedings and claims including, from time to time, disagreements with vendors and customers.

ITEM 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our stockholders during the fourth quarter of 2006.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information. Our common stock trades on the Nasdaq Global Market under the symbol “KVHI”. The following table provides, for the periods indicated, the high and low sale prices for our common stock as reported on the Nasdaq Global Market (and its predecessor, the Nasdaq National Market).

	High	Low
Year Ended December 31, 2006:
First quarter	$11.64	$9.43
Second quarter	12.08	9.71
Third quarter	13.60	9.92
Fourth quarter	14.48	9.93
Year Ended December 31, 2005:
First quarter	$13.23	$8.81
Second quarter	11.05	8.54
Third quarter	10.85	9.00
Fourth quarter	10.00	8.77

Stockholders. As of March 14, 2007, we had 116 holders of record of our common stock. This number does not include stockholders for whom shares were held in a nominee or “street” name.

Dividends. We have never declared or paid cash dividends on our capital stock, and we do not plan to pay any cash dividends in the foreseeable future. We currently intend to retain any future earnings to finance our operations and future growth. In addition, the terms of our bank line of credit place restrictions on our ability to pay cash dividends on our common stock.

Reacquisition of Common Stock. In August 2006, an employee exercised a stock option and delivered 12,153 shares of common stock to us in payment of the exercise price. The shares were valued on the basis of the closing price of our common stock on the date of exercise.

ITEM 6.	Selected Financial Data

We have derived the following selected financial data from our audited consolidated financial statements. You should read this data in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data.”

During the first quarter of 2006, we adopted Statement of Financial Accounting Standard No. 123(R), “Share Based Payments.” For more information, see note 1 to our consolidated financial statements.

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Net sales	$78,973	$71,258	$62,303	$56,672	$47,694
TracVision A5 revaluation charge	—	(100)	2,358	—	—
All other cost of sales	47,168	41,687	39,934	33,795	26,505

Total cost of sales	47,168	41,587	42,292	33,795	26,505

Gross profit	31,805	29,671	20,011	22,877	21,189

Operating expenses:
Research and development	7,720	7,692	6,337	8,578	8,854
Sales and marketing	14,387	13,845	15,907	11,201	9,951
General and administrative	7,842	5,845	5,166	4,597	3,594

Income (loss) from operations	1,856	2,289	(7,399)	(1,499)	(1,210)

Other income (expense):
Interest income (expense), net	2,194	1,269	471	(165)	(119)
Other (expense) income	(26)	(338)	35	(78)	(62)

Income (loss) before income taxes	4,024	3,220	(6,893)	(1,742)	(1,391)
Income tax (expense) benefit	(350)	(289)	746	272	(86)

Net income (loss)	$3,674	$2,931	$(6,147)	$(1,470)	$(1,477)

Per share information:
Net income (loss) per common share—basic and diluted	$0.25	$0.20	$(0.44)	$(0.13)	$(0.13)

Number of shares used in per share calculation:
Basic	14,787	14,571	14,109	11,403	11,040

Diluted	14,915	14,685	14,109	11,403	11,040

	December 31,
	2006	2005	2004	2003	2002
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$54,739	$50,090	$45,728	$2,849	$7,239
Working capital	67,122	61,613	58,650	16,514	17,971
Total assets	88,424	82,330	75,914	34,071	32,549
Long-term debt, excluding current portion	2,158	2,282	2,397	2,504	2,604
Total stockholders’ equity	77,795	71,363	67,732	25,333	25,431

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We develop, manufacture and market mobile communications products for the land and marine markets, and navigation, guidance and stabilization products for both defense and commercial markets. Our mobile communications products enable customers to receive live digital television, telephone and Internet services in their automobiles, recreational vehicles and marine vessels while in motion via satellites and wireless services. We sell our mobile communications products through an extensive international network of independent distributors and retailers. Our defense products include tactical navigation systems that provide uninterrupted access to navigation and pointing information in a spectrum of military vehicles, including tactical trucks (HMMWVs) and light armored vehicles. We also offer precision fiber optic gyro-based systems that enable stabilization and munitions guidance. We sell our defense products directly to U.S. and allied governments and government contractors, as well as through an international network of authorized independent sales representatives.

We entered the market for mobile satellite antenna systems in 1993. Initially, we sold our antenna systems primarily to original equipment manufacturers. In 1995, we began to offer our mobile satellite communications products to customers under the KVH TracPhone brand. That year, we also introduced our first KVH-branded satellite TV antenna for the marine market, the TracVision. In 1999, we introduced a more compact antenna for use on recreational vehicles and motor coaches. In September 2003, we introduced the TracVision A5, which used our low-profile satellite TV antenna technology to bring DIRECTV satellite television service to passenger vehicles. This was our first product for the automotive market. In 2006, we entered into an agreement with Microsoft under which we serve as a distributor of MSN TV service to cars, boats, and RVs.

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

We generate revenue primarily from the sale of our mobile communications and defense products and services. The following table provides, for the periods indicated, our net sales by product line category.

	Year Ended December 31,
	2006	2005	2004
	(in thousands)
Mobile communications	$56,205	$49,057	$48,500
Defense	22,768	22,201	13,803

Net sales	$78,973	$71,258	$62,303

In addition to revenue from product sales, our mobile communications revenue includes revenue earned from product repairs, revenue from Inmarsat satellite phone and Internet usage services, and certain DIRECTV account referral fees earned in conjunction with the sale of our products. We provide, for a fee based on usage, third-party satellite phone and Internet airtime to our TracPhone and Internet customers who choose to activate their subscriptions with us. Under current DIRECTV programs, we are eligible to receive a one-time, new mobile account activation fee from DIRECTV for each customer who activates their DIRECTV service directly through us. Our defense revenue primarily includes product sales to both military and commercial markets and, to a lesser extent, engineering services provided under development contracts. To date, our non-product revenue such as: revenues earned from product repairs, satellite phone and Internet usage services, DIRECTV activations and engineering services under development contracts have not been a material portion of our revenue individually. In the aggregate, such revenues represented 10%, 8% and 7% of total net sales for the years ended December 31, 2006, 2005 and 2004, respectively.

Our defense business is characterized by a small number of customers who place a small number of relatively large dollar value orders. In the years ended December 31, 2006, 2005 and 2004, our top four defense customers, including the U.S. military as a single customer, accounted for 51%, 53% and 48%, respectively, of our net sales attributable to defense products and services, and 15%, 16% and 10%, respectively, of our total net sales for all products and services. Direct sales to the U.S. military accounted for 4%, 6% and 3% of our total net sales for the years ended December 31, 2006, 2005 and 2004, respectively. Orders for our defense products typically range in size and can approximate up to several hundred thousand dollars to over one million dollars. Accordingly, our quarterly net sales of defense products usually consist of a relatively small number of orders. Each order can have a significant impact on our net sales, and because our defense products generally have higher margins than our mobile satellite communications products, each order can have an impact on our net income that is disproportionately large relative to the revenue generated by the order. Moreover, customers of our defense products are predominantly governments and government contractors that typically must adhere to lengthy procurement processes, which make the timing of individual orders difficult to predict and often result in long sales cycles. Government customers and their contractors can generally cancel orders for our products for convenience.

We have historically derived a substantial portion of our revenue from sales to customers located outside the United States and Canada. The following table provides, for the periods indicated, sales to specified geographic regions:

	Year Ended December 31,
	2006	2005	2004
	(in thousands)
Originating from North American locations
United States and Canada	$60,499	$57,837	$50,285
Europe	2,856	2,918	2,166
Other	2,991	510	1,421

Total North America	66,346	61,265	53,872

Originating from European location
Europe	10,096	8,677	7,413
Other	2,531	1,316	1,018

Total Europe	12,627	9,993	8,431

Net sales	$78,973	$71,258	$62,303

See note 13 of notes to our consolidated financial statements for more information on our geographic segments.

Over the last three years we have introduced several new products that were the result of substantial investments that we made in advanced development during the 2001-2003 timeframe. As a result, in 2006, 2005 and 2004, we were able to bring the total research and development expenses, as a percentage of revenue, to a level that we believe was more appropriate and sustainable for the near term. We anticipate that this level of investment will allow us to maintain our efforts in the areas of identifying and evaluating new and innovative products based on our platform technologies, refining products for commercial introduction and improving manufacturing and development processes.

In addition to our internally funded research and development efforts, we also conduct research and development activities that are funded by our customers. These activities relate primarily to engineering activities including engineering studies, surveys, prototype development, program management and standard product customization. In accordance with accounting principles generally accepted in the United States of America, we account for customer-funded research as revenue, and we account for the associated research costs as cost of goods sold. As a result, customer-funded research and development are not included in the research and development expense that we present in our statement of operations. The following table presents our total annual research effort, representing the sum of research cost of goods sold and the operating expense of research and development as described in our statement of operations. Our management believes this information is useful because it provides a better understanding of our total expenditures on research and development activities.

	Year ended December 31,
	2006	2005	2004
	(in thousands)
Research and development expense presented on statement of operations	$7,720	$7,692	$6,337
Cost of customer-funded research and development included in cost of goods sold	2,060	1,418	1,240

Total expenditures on research and development activities	$9,780	$9,110	$7,577

As of December 31, 2006, we had approximately $54.7 million in cash, cash equivalents and marketable securities and an accumulated deficit of approximately $10.8 million.

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

Revenue Recognition

Revenue from Product Sales. Revenue from product sales is recognized when persuasive evidence of an arrangement exists, goods are shipped, title has passed and collectibility is reasonably assured. Our standard sales terms require that:

•	All sales are final;

•	Terms are either Net 30 or Net 45;

•	Shipments are tendered and shipped FOB (or as may be applicable, FCA, or EXW) our plant or warehouse; and

•	Title and risk of loss or damage passes to the dealer or distributor at the point of shipment when delivery is made to the possession of the carrier.

For certain defense product sales, customer acceptance or inspection may be required before title and risk of loss transfers to the customer. For those sales revenue is recognized after transfer of title and risk of loss and after notification of customer acceptance.

Under certain limited conditions, we, at our sole discretion, provide for the return of goods. No product is accepted for return and no credit is allowed on any returned product unless we have granted and confirmed prior written permission by means of appropriate authorization. We establish reserves for potential sales returns, credit and allowances, and evaluate, on a monthly basis, the adequacy of those reserves based upon historical experience and our expectations for the future.

See note 12 of notes to our consolidated financial statements for disclosures associated with our significant customers.

Accounts Receivable

Our estimate for allowance for doubtful accounts related to trade receivables is primarily based on specific, historical criteria. We evaluate specific accounts where we have information that the customer may have an inability to meet its financial obligations. We make judgments, based on facts and circumstances, regarding the need to record a specific reserve for that customer against amounts owed to reduce the receivable to the amount that we expect to collect. We also provide for a general reserve based on an aging analysis of our accounts receivable. We evaluate these reserves on a monthly basis and adjust them as we receive additional information that impacts the amount reserved. If circumstances change, we could change our estimates of the recoverability of amounts owed to us by a material amount. For example, as of December 31, 2006, included in our allowance for doubtful accounts is a specific reserve in the amount of approximately $492,000 to reserve for all outstanding balances of a European distributor that entered into a voluntary liquidation proceeding under local law during 2004 and commenced formal bankruptcy proceedings under local law during June 2005. At the time this reserve was established (fourth quarter of 2004), our allowance for doubtful accounts substantially increased and our net accounts receivable were reduced accordingly.

Inventories

Inventory is valued at the lower of cost or market. We generally must order components for our products and build inventory in advance of product shipments. We regularly review current quantities on hand, actual and projected sales volumes and anticipated selling prices on products and write down, as appropriate, slow-moving and/or obsolete inventory to its net realizable value. Generally, our inventory does not become obsolete because the materials we use are typically interchangeable among various product offerings. However, if we overestimate projected sales or anticipated selling prices, our inventory might be overvalued, and we would have to reduce our inventory valuation accordingly.

For example, as of December 31, 2006 we had a significant amount of inventory on hand related to military products whose utilization will be dependent upon the receipt of additional sales orders in the future. If such sales orders do not occur, and we are unable to redeploy the components of such inventory for other product sales, we may be required to record additional write-downs to inventory which would negatively impact both gross margins and net income in the period when such write-downs are recorded.

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

For 2006 and 2005, we generated net income of $3.7 million and $2.9 million, respectively. In assessing the realizability of our deferred tax assets, we considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends upon the generation of future taxable income during the periods in which those temporary differences become deductible. As of December 31, 2006 and 2005, we have recorded a valuation allowance against a portion of our deferred tax assets because we believe that, after considering all of the available objective evidence, including available tax planning strategies, historical and prospective results of operations, with greater weight given to historical evidence, it is more likely than not that a portion of the asset will not be realized. The amount of valuation allowance was approximately $5.0 million as of December 31, 2006. Should we generate net income in 2007 and project net income for 2008 and beyond, we may determine, after considering all available objective evidence, that it is more likely than not that all of our net deferred tax asset would be realized. Should that determination be made, we would reverse our deferred tax asset valuation allowance at such time and recognize a reduction of income tax expense (as of December 31, 2006 such reduction would have been $3.0 million). In addition, as a portion of our deferred tax asset was generated from excess tax deductions from share-based payment awards, pursuant to SFAS No. 123(R), a portion of such valuation allowance reversal would be recorded to additional paid-in capital when the deduction reduces taxes payable (as of December 31, 2006 such amount would have been $2.0 million).

Our tax planning strategy provides a basis for the realization of a portion of our total domestic deferred tax assets as of December 31, 2006 and 2005. Specifically, as of December 31, 2006 and 2005, we had approximately $3.3 million of U.S. deferred tax assets, which consist of federal net operating loss carry forwards available to offset future taxable income. Our strategy to utilize these assets is based upon our ability to sell our property located in Middletown, Rhode Island for the express purpose of generating taxable income to utilize these loss carry forwards before they expire. This tax strategy is not an action that we ordinarily would take, but would take, if necessary, to realize tax benefits prior to expiration. In 2005 and 2004, as a result of independent and certified appraisals of our land and building located at 50 Enterprise Center, Middletown, Rhode Island, we recorded an income tax provision of approximately $0.1 million and an income tax benefit of $0.8 million to reflect changes in the value of the property. The U.S. deferred tax asset as of December 31, 2006 of approximately $3.3 million is derived from the estimate that the property sale would generate approximately $8.5 million in net taxable gains, should we decide to execute on our strategy to utilize the benefit of our deferred tax assets. Because the realizable value of our deferred tax assets is derived from the fair market valuation of the Middletown property, future tax expense and/or benefit are highly correlated to changes in property values in Rhode Island.

For example, as a result of a revaluation of the property in 2004, the estimated net unrealized taxable gains associated with the land and building increased from approximately $6.9 million to $8.9 million, thereby generating a $775,000 release of deferred tax asset valuation allowance in 2004. See note 15 to our consolidated financial statements for disclosures associated with income taxes and deferred income tax assets.

Legal Contingencies

We are currently involved in certain legal proceedings. In connection with these legal proceedings, management periodically reviews estimates of potential costs to be incurred by us in connection with the adjudication or settlement, if any, of these proceedings. These estimates are developed in consultation with outside counsel and are based on an analysis of potential litigation outcomes and settlement strategies. In accordance with Statement of Financial Accounting Standards (SFAS) No. 5, Accounting for Contingencies, loss contingencies are accrued if, in the opinion of management, an adverse outcome is probable and such outcome can be reasonably estimated. At present, we do not believe that these proceedings will have a material adverse effect on our financial position; however, it is possible that future results for any particular quarterly or annual period may be materially and adversely affected by changes in our assumptions or the effectiveness of our strategies relating to these proceedings. As of December 31, 2006, we have not accrued for any legal contingencies. See notes 1 and 15 to our consolidated financial statements for disclosures associated with legal contingencies.

Results of Operations

The following table provides, for the periods indicated, certain financial data expressed as a percentage of net sales:

	Year Ended December 31,
	2006	2005	2004
Net sales	100.0%	100.0%	100.0%
TracVision A5 revaluation charge	—	(0.1)	3.8
All other costs of sales	59.7	58.5	64.1

Total costs of sales	59.7	58.4	67.9

Gross profit	40.3	41.6	32.1

Operating expenses:
Research and development	9.8	10.8	10.2
Sales, marketing and support	18.2	19.4	25.5
General and administrative	9.9	8.2	8.3

Income (loss) from operations	2.4	3.2	(11.9)
Other income, net	2.7	1.3	0.8

Income (loss) before income taxes	5.1	4.5	(11.1)
Income tax (expense) benefit	(0.4)	(0.4)	1.2

Net income	4.7%	4.1%	(9.9)%

Years ended December 31, 2006 and 2005

Adoption of SFAS No. 123(R)

Effective as of January 1, 2006, we adopted SFAS No. 123(R), “Share-Based Payment.” SFAS No. 123(R) is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.”

SFAS No. 123(R) requires that we recognize compensation expense in our statement of operations for the grant-date fair value of stock options and other equity-based compensation issued to directors and employees. Before January 1, 2006, we accounted for share-based payments to employees using APB Opinion No. 25’s intrinsic value method and recognized no compensation expense for employee stock options or shares purchased under our 1996 Employee Stock Purchase Plan.

We adopted the provisions of SFAS No. 123(R) under the “modified prospective” transition method. A “modified prospective” transition method is one in which compensation expense is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to directors and employees prior to the effective date of SFAS No. 123(R) that were unvested on the effective date. In accordance with the modified prospective transition method provided under SFAS No. 123(R), results for prior periods have not been restated. As a result, our financial statements for periods ending before January 1, 2006 are not directly comparable to our financial statements for periods ending after January 1, 2006. Moreover, because the grant-date fair value method under SFAS No. 123(R) is not the same as the method under SFAS No. 123, our results of operations for periods ending after January 1, 2006 are not directly comparable to our pro forma disclosures in the notes to our financial statements for periods ending before January 1, 2006 under SFAS No. 123.

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

As a result of the adoption of SFAS No. 123(R), our income before income tax expense for 2006 was reduced by approximately $1.1 million. As of December 31, 2006, there was approximately $2.5 million of total unrecognized compensation expense related to share-based compensation arrangements, which is expected to be recognized over a weighted-average period of approximately 2.83 years.

Operating Summary

Net income for 2006 was $3.7 million, or $0.25 per basic and diluted common share, as compared to net income of $2.9 million or $0.20 per basic and diluted common share for 2005. The primary drivers behind the improvement were our ability to increase net sales by $7.7 million, or 11%, and gross profit by $2.1 million, or 7%. These increases allowed us to maintain income from operations of approximately $1.9 million, despite increased operating expenses primarily related to increased legal fees and personnel costs (including the effects of adopting SFAS No. 123(R)). Another major contributing factor to the improvement was an increase in other income of $1.2 million, driven primarily by increased net interest income of $0.9 million.

Included within net income for the year ended December 31, 2006 is approximately $1.1 million of expense related to our adoption of SFAS No. 123(R). We did not incur any expense related to SFAS No. 123(R) during 2005.

Net Sales

Net sales for 2006 increased $7.7 million, or 11%, to $79.0 million from $71.3 million in 2005. Net sales in 2006 of our mobile communications products were the primary reason for the improvement as they increased

$7.1 million, or 15%, to $56.2 million from $49.1 million in 2005. The increase in mobile communications products was due primarily to increased sales of our marine products and services in 2006, which increased by $6.6 million, or 23%, to $35.8 million from $29.2 million in 2005. The increase in net sales of our marine products and services was driven by increased sales in 2006 related to our TracVision M3 satellite TV antenna, which was introduced in late 2005, supplemented by a net increase in sales of our other core marine products, driven largely by increased net sales internationally from our wholly-owned subsidiary in Denmark. The increase in net sales of our marine products and services in 2006 also included a $0.6 million, or 27% increase in revenue related to our re-selling of data and voice airtime services to marine vessels. Also contributing to the increase in mobile communications products and services, albeit to a lesser extent, was an increase in 2006 of net sales of our land mobile products of $0.5 million, to $20.4 million from $19.9 million in 2005.

Net sales of our defense-related products in 2006 increased by $0.6 million, or 3%, to $22.8 million from $22.2 million in 2005. The modest increase in 2006 was due primarily to an increase in sales of our fiber optic gyro products of $2.9 million, or 47%, to $9.0 million from $6.2 million in 2005. This increase was driven primarily by increased sales in support of the U.S. Navy’s MK54 torpedo program and the U.S. Army’s remotely operated weapons station program. Also contributing to the improvement, to a much lesser extent, was an increase in contract engineering revenue, and product repair service revenue, driven largely by increased revenue related to a product service program with a single customer. Offsetting these increases, to a large extent, was a decrease in net sales in 2006 of our military navigation products of $3.2 million, or 27%, to $8.8 million from $12.0 million in 2005. This decrease was primarily a result of decreased volume related to the sale of our TACNAV products.

Cost of Sales

Our cost of sales consist of direct labor, materials and manufacturing overhead used to produce our products as well as engineering and related direct costs associated with customer funded research and development. Our total cost of sales for 2006 increased by $5.6 million, or 13%, to $47.2 million from $41.6 million in 2005. The primary reason for the increase in cost of sales is related to the overall increase in net sales discussed above, coupled with an increase in manufacturing overhead in 2006 of approximately $1.7 million. The increase in manufacturing overhead is driven primarily by increased personnel and related costs of $0.9 million, and to a lesser extent increases in product, facility and production costs. Also contributing to the increase in cost of sales was an increase in 2006 of the cost of sales incurred as a result of funded research and development activities of approximately $0.6 million.

Gross margin in 2006 decreased to 40% from 42% in 2005. The primary reason for the decrease in 2006 was due to the modest shift in sales mix towards our mobile communications products coupled with the increase in manufacturing overhead discussed above. We expect that in 2007 gross margin will increase modestly compared to 2006.

Operating Expenses

Sales, marketing and support expense consists primarily of salaries and related expenses for sales and marketing personnel, commissions for both in-house and third-party representatives, other sales and marketing support costs such as advertising, literature and promotional materials, product service personnel and support costs, warranty-related costs and bad debt expense. Sales, marketing and support also includes the operating expenses of our wholly owned subsidiary in Denmark. Sales and marketing expense in 2006 increased by $0.5 million, or 4%, to $14.4 million from $13.8 million in 2005. As a percentage of net sales, sales and marketing expense decreased in 2006 to 18% from 19% in 2005. The primary reason for the increase in sales, marketing and support expense in 2006 is increased personnel and related costs associated with sales, marketing and service both domestically and with our Danish subsidiary, including approximately $0.2 million of stock compensation as a result of our adoption of SFAS No. 123(R) in 2006. Also contributing to the increase in 2006, to a lesser extent, was increased sales support costs related to selling and promotional activities. These increases were partially offset by a decrease in warranty and service-related expenses. In 2007, we anticipate that, sales, marketing and support expense as a percentage of revenue will decline modestly compared to 2006 levels.

Research and development expense consists of direct labor, materials, external consultants and related overhead costs that support our internally funded product development and product sustaining engineering activities. All research and development costs are expensed as incurred. Research and development expense in 2006 remained fairly consistent with 2005 at approximately $7.7 million. As a percentage of net sales, research and development expense decreased in 2006 to 10% from 11% in 2005. The decrease as a percentage of net sales is primarily a result of the increased revenue discussed above, coupled with increased utilization, year over year, of engineering personnel to fulfill funded research and development projects. Personnel and other direct costs related to such projects are reflected in cost of sales. Total research and development spending year over year, inclusive of costs related to customer funded projects included within cost of sales, increased by approximately $0.6 million to $9.8 million. The increase in total spending was driven primarily by increased labor and personnel costs, including approximately $0.3 million of stock compensation expense as a result of our adoption of SFAS No. 123(R) in 2006. Our overall research and development expense in 2006 was focused primarily on sustaining and enhancing our existing product base and advancing new products such as the TracVision A7 mobile satellite television system for automobiles, the TracVision R6 system for recreational vehicles and the TracNet 100 mobile Internet system that were introduced in 2006. We anticipate that for 2007, research and development expense as a percentage of revenue will approximate 2006 levels, however, such estimate is dependent upon a certain level of funded research and development activity. Over the long-term, our intent is to increase research and development spending roughly in line with revenue growth.

General and administrative expense consists of costs attributable to management, finance and accounting, information technology, human resources, certain outside professional services and other administrative costs. General and administrative expense in 2006 increased by $2.0 million, or 34%, to $7.8 million from $5.8 million in 2005. As a percentage of net sales, general and administrative expense increased in 2006 to 10% from 8% in 2005. The primary reason for the increase is due to an increase in legal expense of $1.3 million in 2006 principally as a result of a patent infringement lawsuit and a class action and derivative suits that have been ongoing throughout the year (see Item 3. “Legal Proceedings”). As the cases are expected to be ongoing throughout much of 2007, it is anticipated that we will continue to incur legal expenses at a rate consistent with or modestly above the level incurred in 2006. Also contributing to the overall increase was approximately $0.3 million of external advisory expense related to an acquisition opportunity that was terminated in the third quarter of 2006. The remaining portion of the increase is due to increased personnel costs incurred in 2006 of approximately $0.4 million. Such increase was driven primarily by approximately $0.5 million of stock compensation expense as a result of our adoption of SFAS No. 123(R) in 2006.

We anticipate that 2007 general and administrative expense will decline modestly as a percentage of sales compared to 2006.

Interest and Other Income, Net

Interest and other income, net increased by $1.2 million to $2.2 million in 2006 from $0.9 million in 2005. The primary reason for the increase is due to increased interest income in 2006 on cash and marketable securities of approximately $0.9 million, resulting from improved interest rates, primarily on our marketable securities, which consist principally of fixed income securities, and a higher average invested cash and marketable securities balance in 2006. Also contributing to the overall increase in 2006 was a $0.3 million net increase in currency gains driven by an increase in gains from remeasurement of accounts from our Danish subsidiary partially offset by increased losses related to forward currency exchange contracts.

Income Tax Expense

In 2006, we recorded an income tax provision of approximately $0.3 million. The primary components of the provision were U.S. federal and state income tax expense of approximately $0.1 million and foreign income tax expense of approximately $0.2 million as a result of income generated from our wholly owned subsidiary in Denmark.

In 2005, we recorded an income tax provision of approximately $0.3 million. The primary components of the provision were U.S. federal income tax expense of approximately $0.1 million, deferred U.S. income tax expense of approximately $0.1 million and foreign income tax expense of approximately $0.1 million as a result of income generated from our wholly owned subsidiary in Denmark.

The modest increase in tax expense of approximately $0.1 million is driven primarily by increases in pre-tax income of approximately $0.5 million in the U.S. and $0.3 million in Denmark, partially offset by the absence of deferred income tax expense in 2006. In 2005, we recorded approximately $0.1 million in deferred income tax expense to reduce our net deferred tax asset in conjunction with evaluating our tax planning strategy.

We expect that substantially all of our 2007 pre-tax income generated from our U.S. operations, if any, will be offset by both federal and state net operating losses generated in prior years. Accordingly, we expect that any tax liability generated by our U.S. operations in 2007 will be due solely to alternative minimum tax, and to a lesser extent, some state income tax expense. Income generated by our subsidiary in Denmark will be subject to taxation at the Danish statutory rates, as we have no net operating loss carry-forwards or tax credits available to offset current or future taxable income in that jurisdiction.

For 2006 and 2005, we generated net income of $3.7 million and $2.9 million, respectively. In assessing the realizability of our deferred tax assets, we considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends upon the generation of future taxable income during the periods in which those temporary differences become deductible. As of December 31, 2006 and 2005, we have recorded a valuation allowance against a portion of our deferred tax assets because we believe that, after considering all of the available objective evidence, including available tax planning strategies, historical and prospective results of operations, with greater weight given to historical evidence, it is more likely than not that a portion of the asset will not be realized. The amount of valuation allowance was approximately $5.0 million as of December 31, 2006. Should we generate net income in 2007 and project net income for 2008 and beyond, we may determine, after considering all available objective evidence, that it is more likely than not that all of our net deferred tax asset would be realized. Should that determination be made, we would reverse our deferred tax asset valuation allowance at such time and recognize a reduction of income tax expense (as of December 31, 2006 such reduction would have been $3.0 million). In addition, as a portion of our deferred tax asset was generated from excess tax deductions from share-based payment awards, pursuant to SFAS No. 123(R), a portion of such valuation allowance reversal would be recorded to additional paid-in capital when the deduction reduces taxes payable (as of December 31, 2006 such amount would have been $2.0 million).

Our tax planning strategy provides a basis for the realization of a portion of our total domestic deferred tax assets as of December 31, 2006 and 2005. Specifically, as of December 31, 2006 and 2005, we had approximately $3.3 million of U.S. deferred tax assets, which consist of federal net operating loss carry-forwards available to offset future taxable income. Our strategy to utilize these assets is based upon our ability to sell our property located in Middletown, Rhode Island for the express purpose of generating taxable income to utilize these loss carry-forwards before they expire. This tax strategy is not an action that we ordinarily would take, but would take, if necessary, to realize tax benefits prior to expiration. In 2005 and 2004, as a result of independent and certified appraisals of our land and building located at 50 Enterprise Center, Middletown, Rhode Island, we recorded an income tax provision of approximately $0.1 million and an income tax benefit of $0.8 million to reflect changes in the value of the property. The U.S. deferred tax asset as of December 31, 2006 of approximately $3.3 million is derived from the estimate that the property sale would generate approximately $8.5 million in net taxable gains, should we decide to execute on our strategy to utilize the benefit of our deferred tax assets. Because the realizable value of our deferred tax assets is derived from the fair market valuation of the Middletown property, future tax expense and/or benefit are highly correlated to changes in property values in Rhode Island.

Years ended December 31, 2005 and 2004

Operating Summary

Net income for 2005 was $2.9 million, or $0.20 per basic and diluted common share, as compared to a net loss of $6.1 million, or $(0.44) per basic and diluted common share, for 2004.

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

Net sales of our mobile satellite communications products increased $0.6 million, or 1%, to $49.1 million in 2005. The slight increase in net sales was primarily attributable to a 17% increase in net sales of marine satellite communications products, largely offset by a 13% decrease in net sales of land mobile satellite communications products. The decrease in net sales of our land mobile satellite communications products resulted from a significant unit volume decrease in sales of our recreational vehicle products to OEMs and in the aftermarket.

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

Operating Expenses

Research and development expense consists of direct labor, materials and other costs that support our internally-funded product development activities. All research and development costs are expensed as incurred. Research and development expense in 2005 increased by $1.4 million, or 21%, to $7.7 million from $6.3 million in 2004. As a percentage of net sales, research and development expense remained fairly consistent on a year-over-year basis, increasing modestly in 2005 to 10.8% from 10.2% in 2004. The aggregate increase in 2005 reflects increases in consulting services and engineering staff, primarily to support the development of product enhancements, new technologies and new product offerings in both our mobile communications and defense product portfolios.

Sales, marketing and support expense consists primarily of salaries and related expenses for sales and marketing personnel, commissions for both in-house and third-party representatives, other sales and marketing support costs such as advertising, literature and promotional materials, product service personnel and support costs, warranty related costs and bad debt expense. Sales, marketing and support expense in 2005 decreased by $2.1 million, or 13%, to $13.8 million from $15.9 million in 2004. As a percentage of net sales, sales, marketing and support expense decreased in 2005 to 19.4% from 25.5% in 2004. The primary reasons for the decrease in sales, marketing and support expense in 2005 were an initiative to refine and focus our sales and marketing programs coupled with a reduction in bad debt expense. Specifically, in 2005 we reduced the national and direct marketing promotions associated with our TracVision A5 and other land mobile communications products. In addition, we also curtailed expenses associated with large accounts and trade show promotions within the marine and land mobile markets. To a lesser extent, reduced bad debt expense of approximately $0.6 million in 2005 primarily related to a large European distributor also contributed to the overall decrease in sales, marketing and support expense.

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

Income Tax Expense

In 2005 we recorded an income tax provision of approximately $0.3 million. The primary components of the provision were comprised of current U.S. federal income tax expense of approximately $0.1 million, deferred U.S. income tax expense of approximately $0.1 million and foreign income tax expense of approximately $0.1 million as a result of income generated from our wholly owned subsidiary in Denmark.

During 2004, we recorded a foreign income tax expense of approximately $30,000 as a result of profitability in our foreign subsidiary. Moreover, during 2004 we recorded an approximate $0.8 million release of deferred tax asset valuation allowance (tax benefit) as a result of a revaluation of the net realizable deferred tax assets in connection with our tax planning strategy.

Liquidity and Capital Resources

We have historically funded our operations primarily from product sales, net proceeds from public and private equity offerings, bank financings and proceeds received from exercises of stock options. As of December 31, 2006, we had $54.7 million in cash, cash equivalents and marketable securities and $67.1 million in working capital.

For 2006, we generated $5.9 million in cash from operations as compared to cash generated from operations of $6.1 million for 2005. The slight decrease is primarily due to an increase in net working capital driven primarily by an increase in cash outflows for inventory and reductions in accounts payable, partially offset by cash inflows related to the collections on accounts receivable. The net increase in working capital is partially offset by increased net income in 2006 of $0.7 million.

Net cash used in investing activities for 2006 was $5.8 million as compared to cash used in investing activities of $2.9 million for 2005. The primary reason for the increase in 2006 is an increase in our investment in marketable securities of approximately $2.3 million, coupled with an increase in capital expenditures related to manufacturing and other equipment of approximately $0.6 million.

Net cash provided by financing activities for 2006 was $1.5 million as compared to net cash provided by financing activities of $0.7 million for 2005. The primary reason for the increase in 2006 is an increase of approximately $0.8 million in proceeds received from the exercise of employee stock options.

Currently, we have a revolving loan agreement with a bank that provides for a maximum available credit of $15.0 million that expires on December 31, 2008. We pay interest on any outstanding amounts at a rate equal to, at our option, LIBOR plus 1.5%, or the greater of either the Federal Funds Effective Rate plus 0.5% or the bank’s prime interest rate. The line of credit contains two financial covenants, a Leverage Ratio and a Fixed Change Ratio, that apply in the event that our consolidated cash, cash equivalents and marketable securities balance falls below $25.0 million at any time. We may terminate the loan agreement prior to its full term without penalty, provided we give 30 days advance written notice to the bank. As of December 31, 2006, no borrowings were outstanding under the facility.

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

Contractual Obligations and Other Commercial Commitments

As of December 31, 2006, our contractual commitments consisted of a mortgage note payable, near-term purchase order commitments, facility leases and equipment leases. The principal repayment of the mortgage note is based on a 20-year amortization schedule, but the term is 10 years, requiring a balloon payment of $2.0 million on February 1, 2009. There are no loan-to-value covenants in the loan that would require early pay-down of the mortgage if the market value of the property should decline. Our purchase commitments include unconditional purchase orders for inventory and manufacturing materials extending out over various periods throughout 2007. We are also obligated under multi-year facility leases that terminate at various times between 2008 and 2014. Our other operating leases represent vehicle and equipment operating leases.

The following table summarizes our obligations under these commitments at December 31, 2006:

	Payment Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Mortgage and other loans	$2,282	$123	$2,159	$—	$—
Inventory purchase commitments	11,889	11,889	—	—	—
Facility lease obligations	2,934	589	785	1,560	—
Other operating lease obligations	124	65	41	18	—
Royalty payments	687	250	437	—	—

Total	$17,916	$12,916	$3,422	$1,578	$—

In the first quarter of 2006, we entered into a licensing agreement with Litton Systems, Inc., a wholly owned subsidiary of Northrop Grumman Systems Corporation (Grumman) to provide us with the right to access/use certain patented technologies owned by Grumman. Under the agreement, which spans the life of the patented technology, we will pay a licensing fee to Grumman equal to 4.5% of the net selling price for each unit sold in which the licensed technology is utilized. The agreement provides for minimum payments during the next three years of $250,000, $250,000 and $187,500, respectively.

We have not entered into any off-balance sheet commercial commitments, such as standby letters of credit, guarantees or standby repurchase obligations.

Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 151, “Inventory Costs” (SFAS No. 151), to amend the guidance in Chapter 4, “Inventory Pricing”, of FASB Accounting Research Bulletin No. 43, “Restatement and Revision of Accounting Research Bulletins.” SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS No. 151 requires that those items be recognized as current-period charges. Additionally, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for fiscal years beginning after June 15, 2005. We adopted this statement in the first fiscal quarter of 2006. The adoption of this statement did not have a material effect on our results of operations, cash flows or financial position.

In July 2006, FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN No. 48) was issued. FIN No. 48 applies to all tax positions accounted for under SFAS No. 109, “Accounting for Income Taxes” (SFAS No. 109) and is effective for fiscal years beginning after December 15, 2006. FIN No. 48 clarifies what criteria must be met prior to recognition of the financial benefit of a position taken in a tax return. FIN No. 48 will require companies to include additional qualitative and quantitative disclosures within their financial statements. The disclosures will include potential tax benefits from positions taken for tax return purposes that have not been recognized for financial reporting purposes and a tabular presentation of significant changes during each period. The disclosures will also include a discussion of the nature of uncertainties, factors which could cause a change, and an estimated range of reasonably possible changes in tax uncertainties. FIN No. 48 will also require a company to recognize a financial statement benefit for a position taken for tax return purposes when it will be more-likely-than-not that the position will be sustained. We are required to adopt the provisions of FIN No. 48 effective January 1, 2007. We do not expect that the adoption of this interpretation will have a material impact on our financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 establishes a common definition for fair value to be applied to U.S. GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements, including the methods and assumptions used to measure fair value and the effect of fair value measures on earnings. SFAS No. 157 will require the fair value of an asset or liability to be used based on a market based measure which will reflect our credit risk. SFAS No. 157 will be applied prospectively and will be effective for fiscal years beginning after November 15, 2007. We do not expect that the adoption of this interpretation will have a material impact on our financial position or results of operations.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB No. 108). SAB No. 108 was issued to provide interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. We adopted the provisions of SAB No. 108 effective December 31, 2006. The adoption of SAB No. 108 did not have an impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (SFAS No. 159). SFAS No. 159 permits an entity to elect fair value as the initial and subsequent measurement attribute for many financial assets and liabilities. Entities electing the fair value option would be required to recognize changes in fair value in earnings. Entities electing the fair value option are required to distinguish, on the face of the statement of financial position, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute. SFAS No. 159 is effective for our fiscal year 2008. The adjustment to reflect the difference between the fair value and the carrying amount would be accounted for as a cumulative-effect adjustment to retained earnings as of the date of initial adoption. We are currently evaluating the impact, if any, of SFAS No. 159 on our consolidated financial statements.

ITEM 7A. Quantitative	and Qualitative Disclosure About Market Risk

Our primary market risk exposure is in the area of foreign currency exchange risk. We are exposed to currency exchange rate fluctuations related to our subsidiary operations in Denmark. Certain functions in Denmark are transacted in the Danish Krone or Euro, yet reported in the U.S. dollar, the functional currency. For foreign currency exposures existing at December 31, 2006, a 10% unfavorable movement in the foreign exchange rates for our subsidiary location would not expose us to material losses in earnings or cash flows.

From time to time, we purchase foreign currency forward exchange contracts generally having durations of no more than four months. These forward exchange contracts are intended to offset the impact of exchange rate fluctuations on cash flows of our foreign subsidiary. Forward exchange contracts are accounted for as cash flow hedges and are recorded on the balance sheet at fair value until executed. Changes in the fair value are recognized in earnings. For the year ended December 31, 2006 we recorded a loss of $108,000 related to these contracts. Such loss is reflected within “other (expense) income” in our 2006 consolidated statement of operations. As of December 31, 2006, there were no outstanding forward contracts.

The primary objective of our investment activities is to preserve principal and maintain liquidity, while at the same time maximize income. We have not entered into any instruments for trading purposes. Some of the securities that we invest in may have market risk. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, investment grade asset-backed corporate securities, money market funds and government agency and non-government debt securities. As of December 31, 2006, a hypothetical 100 basis-point increase in interest rates would result in an approximate $12,000 decrease in the fair value of our investments that have maturities of greater than one year. Due to the conservative nature of our investments, the relatively short duration of their maturities, our ability to either convert some or all of our long-term investments to less interest rate-sensitive holdings or hold most securities until maturity, we believe interest rate risk is mitigated. As of December 31, 2006, approximately 92% of the $39.0 million classified as available-for-sale marketable securities will mature or reset within one year. We do not invest in any financial instruments denominated in foreign currencies. Accordingly, interest rate risk is not considered material.

To the extent that we borrow against our variable-rate credit facility, we will be subject to interest rate risk. There were no borrowings outstanding at December 31, 2006.

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

Under the supervision and with the participation of our CEO and CFO, our management has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2006.

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

Under the supervision and with the participation of our CEO and CFO, our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2006 and concluded that it is effective.

Our independent registered public accounting firm, KPMG LLP, has issued an attestation report regarding the effectiveness of our internal control over financial reporting and management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006, and that report is included below.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

KVH Industries, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that KVH Industries, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). KVH Industries, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of KVH Industries, Inc.’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that KVH Industries, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, KVH Industries, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of KVH Industries, Inc. and subsidiary as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in stockholders’ equity and accumulated other comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated March 15, 2007, expressed an unqualified opinion on those consolidated financial statements.

As discussed in note 1 to the consolidated financial statements, on January 1, 2006, KVH Industries, Inc. adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payments”.

/s/    KPMG LLP

Providence, Rhode Island

March 15, 2007

ITEM 9B. Other	Information

None.

PART III

We have omitted the information required in Part III of this annual report because we intend to include that information in our definitive proxy statement for our 2007 annual meeting of stockholders, which we expect to file before 120 days after the end of fiscal 2006. We incorporate that information in this annual report by reference to our 2007 proxy statement.

ITEM 10. Directors,	Executive Officers and Corporate Governance

Information in our 2007 proxy statement under the captions “Directors and Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Code of Ethics,” “Board of Directors and Committees of the Board—Board Committees—Audit Committee” and “Compensation Committee Report” is incorporated by reference.

Our board of directors has adopted a Code of Business Conduct and Ethics that applies to our directors, executives, officers and employees. Our Code of Business Conduct and Ethics can be found on our website, which is located at www.kvh.com. We intend to make all required disclosures concerning any amendments to or waivers from, our Code of Business Conduct and Ethics on our website. Any person may request a copy of the Code of Business Conduct and Ethics, at no cost, by writing to us at the following address: KVH Industries, Inc., 50 Enterprise Center, Middletown, Rhode Island, 02842, Attention: Investor Relations.

ITEM 11.	Executive Compensation

Information in our 2007 proxy statement under the captions “Compensation of Directors and Executive Officers” and “Board of Directors and Committees of the Board—Compensation Committee Interlocks and Insider Participation” is incorporated by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information in our 2007 proxy statement under the captions “Principal Stockholders” and “Equity Compensation Plans” is incorporated by reference.

ITEM 13.	Certain Relationships and Related Transactions and Director Independence

Information in our 2007 proxy under the captions “Board of Directors and Committees of the Board—Director Independence” and “Certain Relationships and Related-Party Transactions” is incorporated by reference.

ITEM 14.	Principal Accountant Fees and Services

Information in our 2007 proxy statement under the caption “Principal Accountant Fees and Services” is incorporated by reference.

PART IV

ITEM 15. Exhibits	and Financial Statement Schedules

		Page

(a) 1.	Financial Statements

	Report of Independent Registered Public Accounting Firm	47

	Consolidated Balance Sheets as of December 31, 2006 and 2005	48

	Consolidated Statements of Operations for the years ended December 31, 2006, 2005 and 2004	49

	Consolidated Statements of Changes in Stockholders’ Equity and Accumulated Other Comprehensive Income (Loss) for the years ended December 31, 2006, 2005 and 2004	50

	Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004	51

	Notes to Consolidated Financial Statements	52

(a) 2.	Financial Statement Schedules

	None.

3.	Exhibits

Exhibit No.	Description	Filed with this Form 10-K	Incorporated by Reference
			Form	Filing Date	Exhibit No.
3.1	Amended and Restated Certificate of Incorporation		S-1	February 16, 1996	3.3
3.2	Certificate of Amendment of Certificate of Incorporation		S-3	November 26, 2003	4.2
3.3	Amended, Restated and Corrected By-Laws		8-K	January 23, 2004	3.1
4.1	Specimen certificate for the common stock		S-1/A	March 22, 1996	4.1
*10.1	Amended and Restated 1995 Incentive Stock Option Plan		10-K	March 15, 2004	10.2
*10.2	Amended and Restated 1996 Incentive and Nonqualified Stock Option Plan		10-K	March 15, 2004	10.3
*10.3	Amended and Restated 1996 Employee Stock Purchase Plan		DEF 14A	April 24, 2006	App. B
*10.4	2003 Incentive and Nonqualified Stock Option Plan		10-K	March 15, 2004	10.5
*10.5	2006 Stock Incentive Plan		DEF 14A	April 24, 2006	App. A
*10.6	Form of Nonqualified Stock Option agreement granted under the 1996 Incentive and Nonqualified Stock Option Plan		10-K	March 15, 2005	10.12
*10.7	Form of Incentive Stock Option agreement granted under the 1996 Incentive and Nonqualified Stock Option Plan		10-K	March 15, 2005	10.13
*10.8	Form of Nonqualified Stock Option agreement granted under the 2003 Incentive and Nonqualified Stock Option Plan		10-K	March 15, 2005	10.14
*10.9	Form of Incentive Stock Option agreement granted under the 2003 Incentive and Nonqualified Stock Option Plan		10-K	March 15, 2005	10.15
*10.10	Written Description of Option Acceleration on December 9, 2005		8-K	December 13, 2005	10.2
*10.11	Form of Incentive Stock Option agreement granted under the 2006 Stock Incentive Plan		8-K	August 28, 2006	10.1
*10.12	Form of Non-Statutory Stock Option agreement granted under the 2006 Stock Incentive Plan		8-K	August 28, 2006	10.2
10.13	Open End Mortgage and Security Agreement dated January 11, 1999 with IDS Life Insurance Co. for 50 Enterprise Center, Middletown, RI		10-K	March 24, 1999	99.1
10.14	Loan and Security Agreement dated March 27, 2000 with Fleet Capital Corporation		10-K	March 30, 2000	10.38
10.15	First Amendment to Loan and Security Agreement dated March 7, 2003 with Fleet Capital Corporation		8-K/A	November 26, 2003	10.1

Exhibit No.	Description	Filed with this Form 10-K	Incorporated by Reference
			Form	Filing Date	Exhibit No.
10.16	Second Amendment to Loan and Security Agreement dated as of June 25, 2003 with Fleet Capital Corporation		8-K	June 27, 2003	99.1
10.17	Amended and Restated Credit and Security Agreement dated July 17, 2003 with Fleet Capital Corporation		8-K	July 18, 2003	99.1
10.18	Assignment and Assumption and Amendment and Note Modification Agreement, dated July 17, 2006 by and among KVH Industries, Inc. (the “Borrower”), Banc of America Leasing & Capital, LLC (successor-by-merger to Fleet Capital Corporation) (the “Assignor”), and Bank of America, N.A. (successor-by-merger to Fleet National Bank) (the “Assignee”)		8-K	July 20, 2006	10.1
10.19	Second Amendment and Note Modification Agreement, dated December 28, 2006 by and among KVH Industries, Inc. (the “Borrower”), and Bank of America, N.A. (the “Bank”)		8-K	January 3, 2007	10.1
21.1	List of Subsidiaries		S-1	March 28, 1996	21.1
23.1	Consent of KPMG LLP	X
31.1	Rule 13a-14(a)/15d-14(a) certification of principal executive officer	X
31.2	Rule 13a-14(a)/15d-14(a) certification of principal financial officer	X
32.1	Rule 1350 certification	X

*	Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KVH Industries, Inc.

Date: March 16, 2007	By:	/s/ MARTIN A. KITS VAN HEYNINGEN
Martin A. Kits van Heyningen President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Name	Title	Date

/S/ MARTIN A. KITS VAN HEYNINGEN Martin A. Kits van Heyningen	President, Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2007

/S/ PATRICK J. SPRATT Patrick J. Spratt	Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2007

/S/ ARENT H. KITS VAN HEYNINGEN Arent H. Kits van Heyningen	Chairman of the Board	March 16, 2007

/S/ ROBERT W.B. KITS VAN HEYNINGEN Robert W.B. Kits van Heyningen	Director	March 16, 2007

/S/ MARK S. AIN Mark S. Ain	Director	March 16, 2007

/s/ STANLEY K. HONEY Stanley K. Honey	Director	March 16, 2007

/S/ BRUCE J. RYAN Bruce J. Ryan	Director	March 16, 2007

/S/ CHARLES R. TRIMBLE Charles R. Trimble	Director	March 16, 2007

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

KVH Industries, Inc.:

We have audited the accompanying consolidated balance sheets of KVH Industries, Inc. and subsidiary as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in stockholders’ equity and accumulated other comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of KVH Industries, Inc. and subsidiary at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of KVH Industries, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

As discussed in note 1 to the consolidated financial statements, on January 1, 2006, KVH Industries, Inc. adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payments”.

/s/ KPMG LLP
Providence, Rhode Island
March 15, 2007

KVH INDUSTRIES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$15,780,851	$14,159,945
Marketable securities	38,958,402	35,930,101
Accounts receivable, net of allowance for doubtful accounts of approximately $693,000 in 2006 and $626,000 in 2005	10,556,362	12,283,225
Inventories	9,043,326	6,563,550
Prepaid expenses and other assets	679,629	792,928
Costs and estimated earnings in excess of billings on uncompleted contracts	183,306	235,200
Deferred income taxes	164,949	205,365

Total current assets	75,366,825	70,170,314

Property and equipment, net	9,568,640	8,662,681
Intangible assets, less accumulated amortization of approximately $1,079,000 in 2006 and $1,016,000 in 2005	—	63,152
Other non-current assets	154,994	99,993
Deferred income taxes	3,333,794	3,333,775

Total assets	$88,424,253	$82,329,915

LIABILITIES AND STOCKHOLDERS’ EQUITY
Commitments and contingencies (notes 1, 6, 7 and 15)
Current liabilities:
Accounts payable	$2,639,224	$3,479,653
Accrued compensation and employee-related expenses	2,782,825	2,976,531
Accrued other	1,621,322	1,003,465
Accrued product warranty costs	538,886	611,169
Accrued professional fees	538,919	371,360
Current portion of long-term debt	123,297	114,985

Total current liabilities	8,244,473	8,557,163

Long-term debt excluding current portion	2,158,366	2,281,663
Deferred revenue	226,542	128,391

Total liabilities	10,629,381	10,967,217

Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 1,000,000 shares; none issued	—	—
Common stock, $0.01 par value. Authorized 20,000,000 shares; issued and outstanding 14,866,212 as of December 31, 2006 and 14,638,100 as of December 31, 2005	148,664	146,381
Additional paid-in capital	88,510,689	85,889,934
Accumulated deficit	(10,830,307)	(14,504,823)
Accumulated other comprehensive loss	(34,174)	(168,794)

Total stockholders’ equity	77,794,872	71,362,698

Total liabilities and stockholders’ equity	$88,424,253	$82,329,915

See accompanying Notes to Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2006	2005	2004
Net sales	$78,973,425	$71,257,981	$62,302,541
TracVision A5 revaluation charge	—	(100,050)	2,358,420
All other costs of sales	47,168,133	41,686,618	39,933,088

Total costs of sales	47,168,133	41,586,568	42,291,508

Gross profit	31,805,292	29,671,413	20,011,033
Operating expenses:
Research and development	7,719,995	7,692,426	6,336,781
Sales, marketing and support	14,387,075	13,844,955	15,907,155
General and administrative	7,841,602	5,844,681	5,166,066

Income (loss) from operations	1,856,620	2,289,351	(7,398,969)

Other income (expense):
Interest income, net	2,193,582	1,269,070	471,226
Other (expense) income	(25,967)	(338,352)	34,746

Income (loss) before income taxes	4,024,235	3,220,069	(6,892,997)
Income tax (expense) benefit	(349,719)	(289,083)	745,667

Net income (loss)	$3,674,516	$2,930,986	$(6,147,330)

Per share information:
Net income (loss) per share, basic and diluted	$0.25	$0.20	$(0.44)

Number of shares used in per share calculation:
Basic	14,786,898	14,571,207	14,109,039

Diluted	14,915,027	14,685,321	14,109,039

See accompanying Notes to Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
Balances at January 1, 2004	$115,901	$36,505,751	$(11,288,479)	$—	$—	$25,333,173
Comprehensive loss:
Net loss	—	—	(6,147,330)	—	—	(6,147,330)
Unrealized loss on marketable securities	—	—	—	(49,624)	—	(49,624)

Comprehensive loss	—	—	—	—	—	(6,196,954)
Issuance of common stock	27,500	47,955,730	—	—	—	47,983,230
Common stock issued under benefit plan	236	221,731	—	—	—	221,967
Exercise of stock options	1,241	389,662	—	—	—	390,903

Balances at December 31, 2004	144,878	85,072,874	(17,435,809)	(49,624)	—	67,732,319

Comprehensive income:
Net income	—	—	2,930,986	—	—	2,930,986
Unrealized loss on marketable securities	—	—	—	(119,170)	—	(119,170)

Comprehensive income	—	—	—	—	—	2,811,816
Common stock issued under benefit plan	241	191,787	—	—	—	192,028
Exercise of stock options	1,262	625,273	—	—	—	626,535

Balances at December 31, 2005	146,381	85,889,934	(14,504,823)	(168,794)	—	71,362,698

Comprehensive income:
Net income	—	—	3,674,516	—	—	3,674,516
Unrealized gain on marketable securities	—	—	—	134,620	—	134,620

Comprehensive income	—	—	—	—	—	3,809,136
Stock based compensation	—	1,074,837	—	—	—	1,074,837
Acquisition of treasury stock	—	—	—	—	(152,271)	(152,271)
Retirement of treasury stock	(121)	(152,150)	—	—	152,271	—
Common stock issued under benefit plan	101	99,832	—	—	—	99,933
Exercise of stock options	2,303	1,598,236	—	—	—	1,600,539

Balances at December 31, 2006	$148,664	$88,510,689	$(10,830,307)	$(34,174)	$—	$77,794,872

See accompanying Notes to Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net income (loss)	$3,674,516	$2,930,986	$(6,147,330)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,004,507	1,957,507	2,042,950
Deferred income tax	40,397	120,020	(770,573)
Provision for doubtful accounts, net	138,412	68,705	713,993
Loss (gain) on disposal of equipment	(22,732)	(22,021)	104,603
Loss (gain) on foreign currency forward exchange contracts	108,312	(39,059)	(20,673)
TracVision A5 revaluation and related charges	—	(100,050)	2,471,545
Compensation expense related to options and employee stock purchase plan	1,083,837	—	—
Changes in operating assets and liabilities:
Accounts receivable	1,588,451	(2,775,081)	1,062,313
Costs and estimated earnings in excess of billings on uncompleted contracts	51,894	511,438	(331,223)
Inventories	(2,479,776)	687,047	(1,788,021)
Prepaid expenses and other assets	4,987	(306,036)	315,191
Accounts payable	(840,429)	1,875,647	(1,986,488)
Accrued expenses	432,892	1,012,191	(75,444)
Deferred revenue	98,151	144,282	—

Net cash provided by (used in) operating activities	5,883,419	6,065,576	(4,409,157)

Cash flows from investing activities:
Purchase of marketable securities	(51,498,176)	(33,898,748)	(71,325,624)
Capital expenditures	(2,851,630)	(2,275,870)	(1,522,066)
Proceeds from the sale of equipment	26,563	22,021	5,097
Maturities and sales of marketable securities	48,604,495	33,287,919	35,837,558
Other long-term assets	(55,001)	(41,428)	(12,046)

Net cash used in investing activities	(5,773,749)	(2,906,106)	(37,017,081)

Cash flows from financing activities:
Repayment of long-term debt	(114,985)	(107,233)	(109,954)
Proceeds from sale of common stock, net	—	—	48,363,712
Stock option and stock benefit plan transactions	1,626,221	818,563	612,870

Net cash provided by financing activities	1,511,236	711,330	48,866,628

Net increase in cash and cash equivalents	1,620,906	3,870,800	7,440,390

Cash and cash equivalents at beginning of year	14,159,945	10,289,145	2,848,755

Cash and cash equivalents at end of year	$15,780,851	$14,159,945	$10,289,145

Supplemental disclosure of cash flow information:
Cash paid for interest expense	$164,123	$196,670	$189,442

Cash paid for income taxes	$273,828	$2,181	$500

Supplemental disclosure of noncash investing activity:
Stock received for option exercise	$152,271	$—	$—

See accompanying Notes to Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005 and 2004

(all tabular amounts in thousands except share and per share amounts)

(1)	Summary of Significant Accounting Policies

(a)	Description of Business

KVH Industries, Inc. (the Company or KVH) develops, manufactures and markets mobile communications products for the land mobile and marine markets, and navigation, guidance and stabilization products for both defense and commercial markets.

KVH’s mobile communications products enable customers to receive live digital television, telephone and Internet services in their automobiles, recreational vehicles and marine vessels while in motion via satellite and wireless services. KVH sells its mobile communications products through an extensive international network of retailers, distributors and dealers.

KVH’s defense products include tactical navigation systems that provide uninterrupted access to navigation and pointing information in a spectrum of military vehicles, including tactical trucks and light armored vehicles. KVH also offers precision fiber optic gyro-based systems that enable platform stabilization and munitions guidance. KVH’s defense products are sold directly to United States (U.S.) and allied governments and government contractors, as well as through an international network of authorized independent sales representatives. In addition, KVH’s defense products have numerous commercial applications such as train location control and track geometry measurement systems, industrial robotics and optical stabilization.

(b)	Principles of Consolidation

The consolidated financial statements include the financial statements of KVH Industries, Inc. and its wholly owned subsidiary, KVH Europe A/S (“KVH Europe”). Given that KVH Europe operates as the Company’s European and international distributor, all of its operating expenses are reflected within sales, marketing and support within the accompanying consolidated statements of operations. All significant inter-company accounts and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform with the current year presentation.

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

(d)	Concentration of Credit Risk

Cash, cash equivalents and marketable securities. The Company is potentially subject to financial instrument concentration of credit risk through its cash, cash equivalent and marketable securities investments.

KVH INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006, 2005 and 2004

(all tabular amounts in thousands except share and per share amounts)

(1)	Summary of Significant Accounting Policies—(continued)

To mitigate these risks the Company maintains cash, cash equivalents and marketable securities with reputable and nationally recognized financial institutions. As of December 31, 2006, $39.0 million classified as marketable securities was held by Lehman Brothers Inc., and substantially all of the cash and cash equivalents was held by Bank of America, Inc. See note 2 for a description of marketable securities.

Trade accounts receivable. Concentrations of risk with respect to trade accounts receivable are generally limited due to the large number of customers and their dispersion across several geographic areas. Although the Company does not foresee credit risk associated with these receivables to deviate from historical experience, repayment is dependent upon the financial stability of those individual customers. The Company establishes reserves for potential bad debt and evaluates, on a monthly basis, the adequacy of those reserves based upon historical experience and its expectations for future collectibility concerns. Activity within the Company’s reserve for bad debt for the periods presented is as follows:

	2006	2005	2004
Beginning balance	$626	$677	$120
Additions charged to expense	138	68	714
Deductions (write-offs/recoveries) from reserve	(71)	(119)	(157)

Ending balance	$693	$626	$677

Included in the 2004 expense was approximately $556,000 in specific reserve resulting from a voluntary liquidation under local law of a European distributor. As the liquidation has not been finalized, the Company continues to maintain the reserve for this customer as of December 31, 2006.

(e)	Revenue Recognition

Product sales. Revenue from product sales is recognized when persuasive evidence of an arrangement exists, goods are shipped, title has passed and collectibility is reasonably assured. The Company’s standard sales terms require that:

•	All sales are final;

•	Terms are either Net 30 or Net 45;

•	Shipments are tendered and shipped FOB (or as may be applicable, FCA, or EXW) the Company’s plant or warehouse; and

•	Title and risk of loss or damage passes to the dealer or distributor at the point of shipment when delivery is made to the possession of the carrier.

For certain defense product sales, customer acceptance or inspection may be required before title and risk of loss transfers. For those sales, revenue is recognized after transfer of title and risk of loss and after notification of customer acceptance.

Under certain limited conditions, the Company, at its sole discretion, provides for the return of goods. No product is accepted for return and no credit is allowed on any returned product unless the Company has granted and confirmed prior written permission by means of appropriate authorization. The Company establishes reserves for potential sales returns, credits, and allowances, and evaluates, on a monthly basis, the adequacy of those reserves based upon historical experience and expectations for the future.

KVH INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006, 2005 and 2004

(all tabular amounts in thousands except share and per share amounts)

(1)	Summary of Significant Accounting Policies—(continued)

Contracted service revenue. Customer and government-agency contracted engineering service and grant revenue under development contracts is recognized during the period in which the Company performs the service or development efforts in accordance with the agreement. Services performed under these types of contracts include engineering studies, surveys, prototype development and program management. Performance is determined principally by comparing the accumulated costs incurred to date with management’s estimate of the total cost to complete the contracted work. Costs and recognized proportionate income not yet billed are recognized within the accompanying consolidated balance sheets in the caption “costs and estimated earnings in excess of billings on uncompleted contracts.”

Revenue related to customer contracts that call for standard product modification or enhancement are recognized upon the complete delivery and title transfer of all customer-approved products. Costs of contracts in progress are accumulated within the accompanying consolidated balance sheets in the caption “costs and estimated earnings in excess of billings on uncompleted contracts” and relieved upon product delivery.

Revisions to costs and income estimates are reflected in the period in which the facts that require revision become known. Any advance payments arising from such extended-term development contracts are recorded as deposits. If, in any period, estimated total costs under a contract indicate a loss, then such loss is provided for in that period. To date, contracted service revenue has not been a significant portion of the Company’s total revenue.

Product service revenue. Revenue from services other than under development contracts is recognized when completed services are provided to the customer and collectibility is reasonably assured. To date, product service revenue has not been a significant portion of the Company’s total revenue.

Satellite activation and usage revenue. Service activation fees are recognized upon receiving notice from the third-party satellite service provider that a purchaser of the Company’s product has established service with the satellite service provider. Re-sold satellite connectivity and usage airtime revenue is recognized based upon usage by the subscriber. To date, satellite activation and usage revenue has not been a significant portion of the Company’s total revenue.

Extended warranty revenue. Beginning in 2005, the Company began selling extended warranty contracts to certain of its customers. Revenue under these contracts is recognized ratably over the contract term. In 2006 approximately $83,000 in revenue was recognized in relation to extended warranty contracts. No revenue was recognized in 2005 related to extended warranty contracts. As of December 31, 2006 and 2005, the Company had aggregate deferred extended warranty revenue reflected in accrued other and deferred revenue of approximately $314,000 and $144,000, respectively.

(f)	Fair Value of Financial Instruments

The carrying amounts of accounts receivable, costs and estimated earnings in excess of billings on uncompleted contracts, prepaid expenses and other current assets, accounts payable and accrued expenses approximate fair value due to the short maturity of these instruments. The carrying amount of the Company’s mortgage loan approximates fair value based on currently available quoted rates of similarly structured mortgage facilities. See note 2 for information on the fair value of the Company’s marketable securities.

KVH INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006, 2005 and 2004

(all tabular amounts in thousands except share and per share amounts)

(1)	Summary of Significant Accounting Policies—(continued)

(g)	Cash, Cash Equivalents and Marketable Securities

In accordance with the Company’s investment policy, cash in excess of operational needs is invested in money market funds, investment-grade corporate and U.S. government debt as well as certain asset-backed securities and is reflected within marketable securities in the accompanying consolidated balance sheets. The Company considers all highly liquid investments, not included within marketable securities, with an original maturity of ninety days or less, as of the date of purchase, to be cash equivalents. The Company determines the appropriate classification of marketable securities at each balance sheet date. As of December 31, 2006 and 2005, all of the Company’s marketable securities have been designated as available-for-sale and are carried at their fair value with unrealized gains and losses included in accumulated other comprehensive income (loss) in the accompanying consolidated balance sheets.

The Company reviews investments in debt and equity securities for other than temporary impairment whenever the fair value of an investment is less than amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time. To determine whether an impairment is other-than-temporary, the Company considers whether it has the ability and the intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, compliance with the Company’s investment policy, the severity and duration of the impairment, changes in value subsequent to year-end and forecasted performance of the investee. The Company has reviewed its securities with unrealized losses as of December 31, 2006 and 2005, and has concluded that no other-than-temporary impairments exist.

Interest income earned on the Company’s cash, cash equivalents and marketable securities is reflected in “interest income (expense), net” in the accompanying statements of operations and approximated $2.4 million, $1.5 million and $0.7 million for the years ended December 31, 2006, 2005 and 2004, respectively.

(h)	Inventories

Inventories are stated at the lower of cost or market using the first-in first-out costing method.

(i)	Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization are computed on the straight-line method over the estimated useful lives of the respective assets. The principal lives used in determining the depreciation rates of various assets are: buildings and improvements, 5-40 years; leasehold improvements, over the shorter of the asset’s useful life or the term of the lease; machinery and equipment, 5-10 years; office and computer equipment, 3-7 years; and motor vehicles, 5 years.

(j)	Long-lived Assets

The Company’s management reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

KVH INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006, 2005 and 2004

(all tabular amounts in thousands except share and per share amounts)

(1)	Summary of Significant Accounting Policies—(continued)

(k)	Product Warranty

The Company’s products carry limited warranties that range from one to two years and vary by product. The warranty period begins on the date of retail purchase by the original purchaser. The Company accrues estimated product warranty costs at the time of sale and any additional amounts are recorded when such costs are probable and can be reasonably estimated. Factors that affect the Company’s warranty liability include the number of units sold, historical and anticipated rates of warranty repairs and the cost per repair. Warranty and related costs are reflected within sales, marketing and support in the accompanying statements of operations. As of December 31, 2006 and 2005, the Company had accrued product warranty costs of approximately $539,000 and $611,000, respectively. The following table summarizes product warranty activity during 2006 and 2005:

	2006	2005
Beginning balance	$611	$440
Charges to expense	630	1,088
Costs incurred	(702)	(917)

Ending balance	$539	$611

(l)	Shipping and Handling Costs

Shipping and handling costs are expensed as incurred and included in cost of sales. Billings for shipping and handling are reflected within net sales in the accompanying statements of operations.

(m)	Research and Development

Expenditures for research and development, including customer-funded research and development, are expensed as incurred. Revenue from customer-funded research and development is included in net sales, and the related product development costs are included in cost of goods sold. Revenue and related development costs from customer-funded research and development are as follows:

	Year ended December 31,
	2006	2005	2004
Customer-funded revenues	$2,073	$1,852	$1,752
Customer-funded costs	2,060	1,418	1,240

(n)	Advertising Costs

Costs related to advertising are expensed as incurred. Advertising expense was $2.3 million, $2.4 million, and $3.9 million for the years ended December 31, 2006, 2005 and 2004, respectively, and is included in sales, marketing, and support expense in the accompanying consolidated statements of operations.

(o)	Foreign Currency Translation

The financial statements of the Company’s foreign subsidiary, located in Denmark, are maintained in the United States dollar functional currency for both reporting and consolidation purposes. Exchange rates in effect on the date of the transaction are used to record monetary assets and liabilities. Revenue and other expense elements are recorded at rates that approximate the rates in effect on the transaction dates. Realized foreign currency remeasurement gains and losses are recognized within “other (expense) income” in the accompanying consolidated statements of operations. For the years ended December 31, 2006, 2005 and 2004, foreign currency gains (losses) approximated $0.1 million, $(0.3) million, and $0.1 million, respectively.

KVH INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006, 2005 and 2004

(all tabular amounts in thousands except share and per share amounts)

(1)	Summary of Significant Accounting Policies—(continued)

(p)	Stock-based Compensation

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

As a result of the adoption of SFAS No. 123(R), the Company recorded compensation expense of approximately $1,084,000, or $0.07 per share, for the fiscal year ended December 31, 2006. The stock-based compensation expense included $123,000 recorded in cost of sales, $298,000 recorded in research and development, $200,000 recorded in sales, marketing and support, and $463,000 recorded in general and administrative expense for the fiscal year ended December 31, 2006. In accordance with the modified prospective transition method provided under SFAS No. 123(R), results for prior periods have not been restated. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Historically, as permitted under SFAS No. 123, the Company’s policy was to record forfeitures as incurred. As a result of its adoption of SFAS No. 123(R), the Company has applied an estimated forfeiture rate of 10% for option grants awarded subsequent to January 1, 2006. The forfeiture rate is based substantially on the history of cancellations of similar options granted in prior years. Such forfeiture rate will be periodically revised, if necessary, based on actual experience.

The following table illustrates the pro forma effect on net income and net income per share as if the fair value based method of SFAS No. 123 had been applied to measure compensation cost prior to the Company’s adoption of SFAS No. 123(R) (see note 8):

	2005	2004
Net income (loss) as reported	$2,931	$(6,147)
Stock-based employee compensation determined under the fair value based method	(2,809)	(1,887)

Pro forma net income (loss)	$122	$(8,034)

Net income (loss) per common share—basic and diluted
As reported	$0.20	$(0.44)

Pro forma	$0.01	$(0.57)

KVH INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006, 2005 and 2004

(all tabular amounts in thousands except share and per share amounts)

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

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. In accordance with SFAS No. 109, the Company has adopted a tax planning strategy to support the realization of a portion of its total domestic deferred tax assets (see note 10).

(r)	Income (Loss) per Common Share

Basic net income (loss) per share is calculated based on the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share incorporates the dilutive effect of common stock equivalent options, warrants and other convertible securities, if any, as determined in accordance with the treasury-stock accounting method. Common stock equivalents related to options to purchase 1,083,457, 849,800, and 345,963 shares of common stock for the years ended December 31, 2006, 2005, and 2004, respectively, have been excluded from the fully diluted calculation of income (loss) per share, as inclusion would be anti-dilutive.

A reconciliation of the basic and diluted weighted average common shares outstanding is as follows:

	2006	2005	2004
Weighted average common shares outstanding—basic	14,786,898	14,571,207	14,109,039
Dilutive common shares issuable in connection with stock plans	128,129	114,114	—

Weighted average common shares outstanding—diluted	14,915,027	14,685,321	14,109,039

(s)	Foreign Currency Forward Exchange Contracts

The Company’s foreign subsidiary, located in Denmark, occasionally enters into foreign currency forward exchange contracts to reduce the impact of changes in foreign exchange rates between the United States dollar and the Euro on consolidated results of operations and future foreign currency-denominated cash flows. Theses contracts primarily reduce the exposure on currency movements affecting existing trade receivables, payables and forecasted purchases and sales. The counterparty to these foreign currency forward exchange contracts are a creditworthy multinational commercial banks. The Company considers the risk of counterparty nonperformance associated with these contracts to be remote. The Company accounts for foreign currency forward exchange contracts at fair value and records any changes in fair value within “other (expense) income” in the accompanying statements of operations.

The Company recorded foreign currency contract (losses) gains of approximately $(108,000), $39,000 and $21,000, for the years ended December 31, 2006, 2005 and 2004.

The Company was not party to any foreign currency forward exchange contracts at December 31, 2006 and 2005.

KVH INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006, 2005 and 2004

(all tabular amounts in thousands except share and per share amounts)

(1)	Summary of Significant Accounting Policies—(continued)

(t)	Contingent Liabilities

The Company estimates the amount of potential exposure it may have with respect to claims, assessments and litigation in accordance with SFAS No. 5. The Company is party to pending legal proceedings as described in note 15. It is not always possible to predict the outcome of litigation, as it is subject to many uncertainties. Additionally, it is not always possible for management to make a meaningful estimate of the potential loss or range of loss associated with such litigation. As of December 31, 2006 no losses have been accrued with respect to pending litigation.

(u)	Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs”, to amend the guidance in Chapter 4, “Inventory Pricing”, of FASB Accounting Research Bulletin No. 43, “Restatement and Revision of Accounting Research Bulletins.” SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS No. 151 requires that those items be recognized as current-period charges. Additionally, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for fiscal years beginning after June 15, 2005. The Company adopted this statement in the first fiscal quarter of 2006. The adoption of this statement did not have a material effect on the Company’s results of operations, cash flows or financial position.

In July 2006, FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN No. 48) was issued. FIN No. 48 applies to all tax positions accounted for under SFAS No. 109, “Accounting for Income Taxes” (SFAS No. 109) and is effective for fiscal years beginning after December 15, 2006. FIN No. 48 clarifies what criteria must be met prior to recognition of the financial benefit of a position taken in a tax return. FIN No. 48 will require companies to include additional qualitative and quantitative disclosures within their financial statements. The disclosures will include potential tax benefits from positions taken for tax return purposes that have not been recognized for financial reporting purposes and a tabular presentation of significant changes during each period. The disclosures will also include a discussion of the nature of uncertainties, factors which could cause a change, and an estimated range of reasonably possible changes in tax uncertainties. FIN No. 48 will also require a company to recognize a financial statement benefit for a position taken for tax return purposes when it will be more-likely-than-not that the position will be sustained. The Company is required to adopt the provisions of FIN No. 48 effective January 1, 2007. The Company does not expect that the adoption of this interpretation will have a material impact on the Company’s financial position or results of operations.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB No. 108). SAB No. 108 was issued to provide interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. We adopted the provisions of SAB No. 108 effective December 31, 2006. The adoption of SAB No. 108 did not have an impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 establishes a common definition for fair value to be applied to U.S. GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements,

KVH INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006, 2005 and 2004

(all tabular amounts in thousands except share and per share amounts)

including the methods and assumptions used to measure fair value and the effect of fair value measures on earnings. SFAS No. 157 will require the fair value of an asset or liability to be used based on a market based measure which will reflect the credit risk. SFAS No. 157 will be applied prospectively and will be effective for fiscal years beginning after November 15, 2007. The Company does not expect that the adoption of this interpretation will have a material impact on the Company’s financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115”. SFAS No. 159 permits an entity to elect fair value as the initial and subsequent measurement attribute for many financial assets and liabilities. Entities electing the fair value option would be required to recognize changes in fair value in earnings. Entities electing the fair value option are required to distinguish, on the face of the statement of financial position, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute. SFAS No. 159 is effective for the Company’s fiscal year 2008. The adjustment to reflect the difference between the fair value and the carrying amount would be accounted for as a cumulative-effect adjustment to retained earnings as of the date of initial adoption. The Company is currently evaluating the impact, if any, of SFAS No. 159 on its consolidated financial statements.

(2)	Marketable Securities

Included in marketable securities as of December 31, 2006 and 2005 are the following:

December 31, 2006	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Auction rate securities	$17,679	$—	$—	$17,679
Cash and cash equivalents	3,727	—	—	3,727
Commercial paper	5,269	—	—	5,269
Federal agency obligations	6,078	—	(17)	6,061
Corporate obligations	6,240	—	(18)	6,222

Total marketable securities designated as available for sale	$38,993	$—	$(35)	$38,958

December 31, 2005	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Demand notes	$1,677	$—	$—	$1,677
Cash and cash equivalents	4,705	—	—	4,705
Federal obligations	8,499	—	(58)	8,441
Corporate obligations	21,218	—	(111)	21,107

Total marketable securities designated as available for sale	$36,099	$—	$(169)	$35,930

KVH INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006, 2005 and 2004

(all tabular amounts in thousands except share and per share amounts)

The amortized costs and estimated fair value of debt securities as of December 31, 2006 and 2005 are shown below by effective maturity. Effective maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

December 31, 2006	Amortized Cost	Estimated Fair Value
Due in less than one year	$35,950	$35,931
Due after one year and within two years	3,043	3,027

	$38,993	$38,958

December 31, 2005	Amortized Cost	Estimated Fair Value
Due in less than one year	$31,950	$31,849
Due after one year and within two years	3,114	3,063
Due after two years and within three years	1,035	1,018

	$36,099	$35,930

No realized gains or losses were recognized on the Company’s marketable securities during the year ended December 31, 2006 and 2005.

(3)	Inventories

Inventories as of December 31, 2006 and 2005 include the costs of material, labor, and factory overhead. Inventories consist of the following:

	December 31,
	2006	2005
Raw materials	$5,553	$3,673
Finished goods	2,886	2,407
Work in process	604	484

	$9,043	$6,564

(4)	Inventory Revaluation and Other Special Charges

In July 2004, the Company initiated a new pricing initiative for the TracVision A5 mobile satellite antenna. As a result of the associated price reduction, and in accordance with Accounting Research Bulletin 43, the Company recognized a $2.6 million loss related to a TracVision A5 inventory revaluation and other related pricing initiatives in June 2004. Total net charges for the year ended December 31, 2004 were as follows:

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

KVH INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006, 2005 and 2004

(all tabular amounts in thousands except share and per share amounts)

Balances and activity related to the TracVision A5 liability since inception is as follows:

Category	Balance Recorded as of June 30, 2004	Additions/ Adjustments to Provisions	Utilization	Balance as of Dec. 31, 2004	Reductions/ Adjustments to Provisions	Utilization	Balance as of Dec. 31, 2005	Utilization	Balance as of Dec. 31, 2006
Non-cancelable inventory purchase commitments	$1,480	$(55)	$(430)	$995	$(98)	$(842)	$55	$(55)	$—
Other TracVision A5 pricing initiative	150	61	(209)	2	(2)	—	—	—	—

Accrued loss on TracVision A5 non-cancelable purchase commitments	$1,630	$6	$(639)	$997	$(100)	$(842)	$55	$(55)	$—

(5)	Property and Equipment

Property and equipment, net, as of December 31, 2006 and 2005 consist of the following:

	December 31,
	2006	2005
Land	$807	$807
Building and improvements	3,649	3,642
Leasehold improvements	1,557	1,557
Machinery and equipment	11,911	9,872
Office and computer equipment	6,181	5,438
Motor vehicles	363	367

	24,468	21,683
Less accumulated depreciation	(14,899)	(13,020)

	$9,569	$8,663

Depreciation for the years ended December 31, 2006, 2005 and 2004 amounted to approximately $1.9 million, $1.8 million, and $2.0 million, respectively.

(6)	Debt and Line of Credit

In January 1999, the Company entered into a mortgage loan in the amount of $3.0 million. The note term is 10 years, with a principal amortization of 20 years at a fixed rate of interest of 7%. Land, building and improvements with an approximate carrying value of $3.6 million as of December 31, 2006, secure the mortgage loan. The monthly mortgage payment is approximately $23,000, including interest and principal. Due to the difference in the term of the note and amortization of the principal, a balloon payment of approximately $2.0 million is due on February 1, 2009. The mortgage principal paid during the year ended December 31, 2006 totaled approximately $115,000. Interest expense on the mortgage approximated $164,000, $171,000 and $179,000 for the years ended December 31, 2006, 2005 and 2004, respectively, and is reflected within “interest income (expense) net”, in the accompanying statements of operations.

KVH INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006, 2005 and 2004

(all tabular amounts in thousands except share and per share amounts)

(6)	Debt and Line of Credit—(continued)

The following is a summary of future principal payments under the mortgage:

Years ending December 31,	Principal Payment
2007	$123
2008	132
2009	2,026

Total outstanding at December 31, 2006	$2,281

Since March 27, 2000, the Company has maintained a credit and security agreement providing for a maximum $15.0 million line of credit. On July 17, 2006 and December 28, 2006, certain terms and conditions contained in the credit and security agreement were amended to, among other things: (i) extend the maturity date of the note to December 31, 2008; (ii) eliminate the unused portion of the line of credit fee and replace it with a quarterly commitment fee of $2,000 commencing October 1, 2006; (iii) decrease the margin for borrowings by the Company under the line of credit based in Euros from 2% to 1.5%; and (iv) add two additional financial covenants, a Leverage Ratio and a Fixed Charge Ratio, that will apply in the event that Company’s consolidated cash, cash equivalents and marketable securities balance falls below $25.0 million at any time. In the event of a draw down, the Company would pay interest at a rate equal to, at its option, Eurodollar rate plus 1.5%, or the greater of the Federal Funds Effective Rate plus 0.5% or the bank’s prime interest rate. The Company may terminate the loan agreement prior to its full term, provided the bank is given 30 days written notice. At December 31, 2006 and 2005, no borrowings were outstanding under the facility.

Total commitment fees related to the line of credit were approximately $16,000, $25,000 and $19,000 for the year ended December 31, 2006, 2005 and 2004.

(7)	Commitments and Contingencies

The Company has certain operating leases for facilities, automobiles, and various equipment. The following reflects future minimum payments under operating leases that have initial or remaining non-cancelable lease terms in excess of one year at December 31, 2006:

Years ending December 31,	Operating Leases
2007	$654
2008	441
2009	385
2010	380
Thereafter	1,197

Total minimum lease payments	$3,057

Total rent expense incurred under facility operating leases for the years ended December 31, 2006, 2005 and 2004 amounted to $738,000, $627,000, and $499,000, respectively.

KVH INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006, 2005 and 2004

(all tabular amounts in thousands except share and per share amounts)

In the normal course of business, the Company enters into unconditional purchase order obligations with its suppliers for inventory and other operational purchases. Outstanding and unconditional purchase order obligations, which generally are for a period of less than one year, approximated $11.9 million as of December 31, 2006.

In the first quarter of 2006, the Company entered into a licensing agreement with Litton Systems, Inc., a wholly owned subsidiary of Northrop Grumman Systems Corporation (Grumman) to provide the Company with the right to access/use certain patented technologies owned by Grumman. Under the agreement, which spans the life of the patented technology, the Company will pay a licensing fee to Grumman equal to 4.5% of the net selling price for each unit sold in which the licensed technology is utilized. The agreement provides for minimum payments during the next three years of $250,000, $250,000 and $187,500, respectively. In 2006 the Company’s expense in relation to the licensing fee was approximately $345,000.

(8)	Stockholders’ Equity

(a)	Employee Stock Options

On May 24, 2006, at the Company’s 2006 Annual Meeting of Stockholders, the stockholders of the Company approved the 2006 Stock Incentive Plan. The 2006 Stock Incentive Plan authorizes the Company to issue up to 1,000,000 shares of its common stock pursuant to stock options, restricted stock awards and other stock-based awards. The Board of Directors of the Company had approved the adoption of the 2006 Stock Incentive Plan on February 22, 2006, subject to shareholder approval. The Company currently has options outstanding under the 2006 Stock Incentive Plan, 2003 Incentive and Non-Qualified Stock Option Plan, and the 1996 Incentive and Non-Qualified Stock Option Plan. Under the plans, non-qualified stock options or incentive stock options may be granted to the Company’s or its subsidiaries’ employees, officers, directors, advisers, or consultants as defined. Options are granted with an exercise price equal to the fair market value of the common stock on the date of grant and generally vest in equal annual amounts over four to five years beginning on the first anniversary of the date of the grant. No options are exercisable for periods of more than 10 years after date of grant. All plans were approved by the Company’s shareholders, pursuant to which 3,915,000 shares of the Company’s common stock were reserved for issuance. As of December 31, 2006, 2,896,540 options to purchase shares of common stock had been issued or expired and 1,018,460 were available for future grants. The Compensation Committee of the Board of Directors administers the plans, approves the individuals to whom options will be granted and determines the number of shares and exercise price of each option. Outstanding options under the plans at December 31, 2006 expire from March 2007 through November 2011. None of the Company’s outstanding options includes performance-based or market-based vesting conditions.

On May 24, 2006, at the Company’s 2006 Annual Meeting of Stockholders, the stockholders of the Company also approved an amendment to the Company’s Amended and Restated Employee Stock Purchase Plan (ESPP) increasing the number of shares reserved for issuance by 50,000 to a total of 450,000. The Board of Directors of the Company had approved the amendment on February 22, 2006, subject to shareholder approval. Under the ESPP, the Company is authorized to issue up to 450,000 shares of common stock, of which 78,114 shares remain available as of December 31, 2006.

The Company has estimated the fair value of each option grant on the date of grant using the Black-Scholes option-pricing model. The expected volatility assumption is based on the historical weekly price data of the Company’s common stock over a period equivalent to the weighted average expected life of the Company’s options. Management evaluated whether there were factors during that period which were unusual and which

KVH INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006, 2005 and 2004

(all tabular amounts in thousands except share and per share amounts)

(8)	Stockholders’ Equity—(continued)

would distort the volatility figure if used to estimate future volatility and concluded that there were no such factors. The expected term of options granted is derived using assumed exercise rates based on historical exercise patterns and represents the period of time the options granted are expected to be outstanding. The Company also assessed the expected risk tolerance of certain optionee groups. The risk-free interest rate is based on the actual U.S. Treasury zero-coupon rates for bonds matching the expected term of the option as of the option grant date. The dividend yield of zero is based upon the fact that we have not historically granted cash dividends, and do not expect to issue dividends in the foreseeable future.

The fair value of stock options granted was estimated using the Black-Scholes option-pricing model. The per share weighted-average fair values of stock options granted during 2006, 2005 and 2004 were $5.44, $5.07, and $8.34, respectively. The weighted-average assumptions used to value options as of their grant date were as follows:

	Year Ended December 31,
	2006	2005	2004
Risk-free interest rate	4.56%	4.04%	3.18%
Expected volatility	52.8%	58.2%	91.1%
Expected life (in years)	4.35	4.37	4.31
Dividend yield	N/A	N/A	N/A

The changes in outstanding employee stock options for the year ended December 31, 2006, is as follows:

	Number of Shares	Weighted- average Exercise Price

Outstanding at December 31, 2005	1,426,616	$10.32

Granted	432,285	11.48
Exercised	(230,332)	6.96
Expired or canceled	(64,796)	10.82

Outstanding at December 31, 2006	1,563,773	$11.11

The following table summarizes information about employee stock options as of December 31, 2006:

Range of Exercise Prices	Number Outstanding	Average Remaining Life (in Years)	Outstanding Weighted Average Exercise Price	Number Exercisable	Exercisable Weighted Average Exercise Price
$ 6.25 – $ 9.00	301,976	1.06	$7.17	267,008	$7.08
9.01 – 13.50	1,022,147	3.37	10.98	371,157	11.14
13.51 – 20.02	239,650	1.94	16.66	239,650	16.66

	1,563,773	2.70	$11.11	877,815	$11.41

KVH INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006, 2005 and 2004

(all tabular amounts in thousands except share and per share amounts)

(8)	Stockholders’ Equity—(continued)

The total aggregate intrinsic value of options exercised was approximately $969,000, $665,000, and $1,435,000 in 2006, 2005, and 2004, respectively. The total aggregate intrinsic value of options exercisable at December 31, 2006 and 2005, was $1,012,000 and $1,140,000, respectively. The total aggregate intrinsic value of options outstanding at December 31, 2006 and 2005, was $1,267,000 and $1,469,000, respectively. The weighted average remaining contractual term for options exercisable at December 31, 2006 and 2005 was 1.76 years and 2.13 years respectively. The weighted average remaining contractual term for options outstanding at December 31, 2005 was 2.78 years.

As of December 31, 2005, the number of options exercisable was 900,591 and the weighted average exercise price of those options was $10.88 per share. As of December 31, 2006, there was approximately $2.5 million of total unrecognized compensation expense related to share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 2.83 years.

On December 9, 2005, the Compensation Committee of the Board of Directors accelerated the vesting of existing “out-of-the-money” stock options that had exercise prices per share equal to or greater than ten percent (10%) above the closing market price on December 8, 2005. On such date, the closing market price was $9.93. Accordingly, options to purchase approximately 271,000 shares of the Company’s common stock became exercisable on December 9, 2005 as a result of this acceleration. These options had exercise prices ranging from $10.99 to $17.62 per share. The decision to accelerate the vesting of these stock options was made primarily to reduce the cumulative non-cash compensation expense that would have been recorded in the Company’s statement of operations in future periods as a result of the adoption of SFAS No. 123(R) in 2006.

(b)	Employee Stock Purchase Plan

The Employee Stock Purchase Plan (the “ESPP”) covers substantially all of the Company’s employees in the United States and Denmark. Under the terms of the ESPP, eligible employees can elect to have up to six percent of their pre-tax compensation on a semi-annual basis withheld to purchase shares of the Company’s common stock. The ESPP allows eligible employees the right to purchase the Company’s common stock on a semi-annual basis at 85% of the market price at the end of each purchase period. During 2006, 2005 and 2004, 10,083, 24,122, and 23,645 shares, respectively, were issued under this plan. The Company utilizes the Black-Scholes option-pricing model to calculate the fair value of these discounted purchases. The fair value of the 15% discount is recognized as compensation expense over the purchase period. The Company applies a graded vesting approach because the ESPP provides for multiple purchase periods and is, in substance, a series of linked awards. In 2006, the Company recorded compensation charges of approximately $31,000 related to the ESPP. Cash received under the ESPP in 2006 was approximately $178,000.

(9)	Common Stock

On February 13, 2004, the Company completed an underwritten public offering of 2,750,000 shares of its common stock at $18.75 per share. Net proceeds to the Company, after deducting offering costs, were approximately $48.0 million and are expected to be used for working capital and general corporate purposes. Financing expenses totaled approximately $3.6 million and included $2.8 million in underwriting fees.

In August 2006, an employee exercised a stock option and delivered 12,153 shares of common stock to the Company in payment of the exercise price. The shares delivered were immediately retired by the Company. The shares were valued on the basis of the closing price of the Company’s common stock on the date of exercise.

KVH INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006, 2005 and 2004

(all tabular amounts in thousands except share and per share amounts)

(10)    Income Taxes

Income tax expense (benefit) for the years ended December 31, 2006, 2005 and 2004 attributable to income (loss) from operations is presented below.

	Current	Deferred	Total
Year ended December 31, 2006
Federal	$70	$—	$70
State	67	—	67
Foreign	212	—	212

	$349	$—	$349

Year ended December 31, 2005
Federal	$61	$105	$166
State	—	15	15
Foreign	112	(4)	108

	$173	$116	$289

Year ended December 31, 2004
Federal	$—	$(676)	$(676)
State	—	(99)	(99)
Foreign	25	4	29

	$25	$(771)	$(746)

The actual income tax expense (benefit) differs from the “expected” income tax expense (benefit) computed by applying the United States Federal corporate income tax rate of 34% to income (loss) before taxes as follows:

	Year Ended December 31,
	2006	2005	2004
Computed “expected” tax expense (benefit)	$1,369	$1,095	$(2,344)
Increase (decrease) in income taxes resulting from:
State income tax expense, net of federal benefit	44	—	—
Non-deductible expenses	76	22	20
Foreign tax rate and regulation differential	(43)	(27)	20
(Increase) decrease of valuation reserve resulting from tax strategy revaluation	—	120	(775)
Change in valuation allowance	(1,097)	(921)	2,333

Net income tax expense (benefit)	$349	$289	$(746)

KVH INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006, 2005 and 2004

(all tabular amounts in thousands except share and per share amounts)

(10)    Income Taxes—(continued)

The components of results of operations before income taxes, determined by tax jurisdiction, are as follows:

	Year Ended December 31,
	2006	2005	2004
United States	$3,304	$2,821	$(6,919)
Denmark	720	399	26

Total	$4,024	$3,220	$(6,893)

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities for the periods presented are as follows:

	December 31,
	2006	2005
Deferred tax assets:
Accounts receivable, due to allowance for doubtful accounts	$393	$495
Inventories	489	494
Operating loss carry-forwards	6,470	8,010
Intangibles due to differences in amortization	152	153
Research and alternative minimum tax credit carry-forwards	285	215
State tax credit carry-forwards	245	194
Accrued loss on TracVision A5 non-cancelable purchase commitments	—	21
Accrued expenses	812	452

Gross deferred tax assets	8,846	10,034

Less valuation allowance	(4,950)	(6,033)

Net deferred tax assets	3,896	4,001
Deferred tax liability:
Property and equipment, due to differences in depreciation	(397)	(462)

Net deferred tax asset	$3,499	$3,539

Approximately $0.2 million of the Company’s net deferred tax asset is attributable to future deductible amounts within the Danish tax jurisdiction for the Company’s wholly owned subsidiary located in Denmark.

As of December 31, 2006, the Company had federal net operating loss carry-forwards available to offset future taxable income of approximately $18.8 million. The Company also had state net operating loss carry-forwards available to offset future state taxable income of approximately $8.2 million. The federal net operating loss carry-forwards expire in years 2021 through 2024. State net operating loss carry-forwards expire in years 2008 through 2024. The tax benefit related to approximately $6.0 million of federal and approximately $3.9 million of state net operating loss carry-forwards will be recorded to additional paid-in capital when utilized.

As of December 31, 2006, the Company had research and development tax credit carry-forwards in the amount of $152,000 that expire in years 2008 through 2012. The Company also had alternative minimum tax

KVH INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006, 2005 and 2004

(all tabular amounts in thousands except share and per share amounts)

(10)    Income Taxes—(continued)

credits of $133,000 that have no expiration date. As of December 31, 2006, the Company’s state tax credit carry-forwards available to reduce future state tax expense were approximately $245,000. These state tax credit carry-forwards expire in years 2007 through 2011.

The Company’s ability to utilize these net operating loss carry-forwards and credits may be limited in the future if the Company experiences an ownership change pursuant to Internal Revenue Code 382. An ownership change occurs when the ownership percentages of 5% or greater stockholders changes by more than 50% over a three-year period.

For the years ended December 31, 2006 and 2005 the Company generated net income of $3.7 million and $2.9 million, respectively. In assessing the realizability of its net deferred tax assets, the Company considered whether it is more likely than not that some portion or all of the net deferred tax assets will not be realized. The ultimate realization of net deferred tax assets depends upon the generation of future taxable income during the periods in which those temporary differences become deductible. As of December 31, 2006 and 2005, the Company has recorded a valuation allowance against a portion of its deferred tax assets because it believes that, after considering all of the available objective evidence, including available tax planning strategies, historical and prospective results of operations, with greater weight given to historical evidence, it is more likely than not that a portion of the asset will not be realized. The amount of valuation allowance decreased by approximately $1.1 million from December 31, 2005 to approximately $5.0 million as of December 31, 2006. Should the Company generate net income in 2007 and project net income for 2008 and beyond, the Company may determine, after considering all available objective evidence, that it is more likely than not that all of its net deferred tax asset would be realized. Should that determination be made, the Company would reverse its deferred tax asset valuation allowance at such time and recognize a reduction of income tax expense (as of December 31, 2006 such reduction would have been $3.0 million). In addition, as a portion of the Company’s deferred tax asset was generated from excess tax deductions from share-based payment awards, pursuant to SFAS No. 123(R), a portion of such valuation allowance reversal would be recorded to additional paid-in capital when the deduction reduces taxes payable (as of December 31, 2006 such amount would have been $2.0 million).

The Company’s tax planning strategy provides a basis for the realization of a portion of its total domestic net deferred tax assets as of December 31, 2006 and 2005. Specifically, as of December 31, 2006 and 2005, the Company has approximately $3.3 million of U.S. net deferred tax assets, which consist of federal net operating loss carry-forwards available to offset future taxable income. The Company’s strategy to utilize these assets is based upon its ability to sell its property located in Middletown, Rhode Island for the express purpose of generating taxable income to utilize these loss carry-forwards before they expire. This tax strategy is not an action that the Company ordinarily would take but would take, if necessary, to realize tax benefits prior to expiration. In 2005 and 2004, as a result of independent and certified appraisals of its land and building located at 50 Enterprise Center, Middletown, Rhode Island, the Company recorded an income tax provision of approximately $0.1 million and an income tax benefit of $0.8 million to reflect changes in the value of the property. The U.S. deferred tax asset as of December 31, 2006 of approximately $3.3 million is derived from the estimate that the property sale would generate approximately $8.5 million in net taxable gains, should the Company be required to execute on its strategy to preserve its net deferred tax assets. Because the realizable value of the Company’s deferred tax assets is derived from the fair market valuation of the Middletown property, future tax expense and/or benefit are highly correlated to changes in property values in Rhode Island.

The Company’s policy is that undistributed earnings of its foreign subsidiary are indefinitely reinvested and, accordingly, no related provision for U.S. federal and state income taxes has been provided. Upon distribution of those earnings in the form of dividends or otherwise, the Company will be subject to both U.S. income taxes (less

KVH INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006, 2005 and 2004

(all tabular amounts in thousands except share and per share amounts)

(10)    Income Taxes—(continued)

foreign tax credits) and withholding taxes in Denmark. The amount of taxes attributable to the undistributed earnings is not practicably determinable.

(11)    401(k) Profit Sharing Plan

The Company has a 401(k) Profit Sharing Plan (the Plan) for all eligible employees. Participants may defer a portion of their pre-tax earnings subject to limits determined by the Internal Revenue Service. Participants age 50 or older may be eligible to make additional contributions. As of December 31, 2006, the Company matches one half of the first 4% contributed by the Plan participants. The Company’s contributions vest over a four-year period from the date of enrollment in the Plan. Total Company contributions were approximately $266,000, $144,000 and $61,000 for the years ended December 31, 2006, 2005, and 2004, respectively.

(12)    Business and Credit Concentrations

Significant portions of the Company’s net sales are as follows:

	Year Ended December 31,
	2006	2005	2004
Net sales to foreign customers outside the U.S. and Canada	23.4%	18.8%	19.3%
Net sales to Camping World, Inc.	*	*	10.1%

*	Represents less than 10% of net sales in the respective year.

For the years ended December 31, 2006 and 2005, no single customer accounted for 10% or more of the Company’s consolidated net sales.

(13)    Segment Reporting

Under common operational management, the Company designs, develops, manufactures and markets its navigation, guidance and stabilization and mobile communication products for use in a wide variety of applications. Products are generally sold directly to third-party consumer electronic dealers and retailers, consumer manufacturers, government contractors or directly to U.S. and other foreign government agencies. Primarily, sales originating in North America consist of sales within the United States and Canada and, to a lesser extent, Mexico, Asia/Pacific and some Latin and South American countries. North American sales also include all defense-related product sales throughout the world. Sales originating from the Company’s Denmark subsidiary principally consist of sales into all European countries, both inside and outside the European Union, as well as Africa, the Middle East, India and all countries in Asia.

The Company operates in two geographic segments, exclusively in the mobile communications, navigation and guidance equipment industry, which it considers to be a single business activity. The Company has two primary product categories: mobile communication and navigation, guidance and stabilization. Mobile communication sales and services include automotive, marine and land mobile communication equipment, such as satellite-based telephone, television and broadband Internet connectivity services. Defense sales and services include sales of commercial marine and defense-related navigation, guidance and stabilization equipment based upon digital compass and fiber optic sensor technology.

KVH INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006, 2005 and 2004

(all tabular amounts in thousands except share and per share amounts)

(13)    Segment Reporting—(continued)

	Sales Originating From
Year ended December 31, 2006	North America	Europe	Total
Mobile communication sales to the United States and Canada	$42,302	$—	$42,302
Mobile communication sales to Europe	503	10,096	10,599
Mobile communication sales to other geographic areas	678	2,531	3,209
Defense sales to the United States and Canada	18,197	—	18,197
Defense sales to Europe	2,353	—	2,353
Defense sales to other geographic areas	2,313	—	2,313
Intercompany sales	7,043	85	7,128

Subtotal	73,389	12,712	86,101
Eliminations	(7,043)	(85)	(7,128)

Net sales	$66,346	$12,627	$78,973

Segment net income	$3,161	$513	$3,674
Depreciation and amortization	$1,968	$36	$2,004
Total assets	$85,896	$2,528	$88,424

	Sales Originating From
Year ended December 31, 2005	North America	Europe	Total
Mobile communication sales to the United States and Canada	$39,064	$—	$39,064
Mobile communication sales to Europe	—	8,677	8,677
Mobile communication sales to other geographic areas	—	1,316	1,316
Defense sales to the United States and Canada	18,773	—	18,773
Defense sales to Europe	2,918	—	2,918
Defense sales to other geographic areas	510	—	510
Intercompany sales	5,771	22	5,793

Subtotal	67,036	10,015	77,051
Eliminations	(5,771)	(22)	(5,793)

Net sales	$61,265	$9,993	$71,258

Segment net income	$2,640	$291	$2,931
Depreciation and amortization	$1,929	$29	$1,958
Total assets	$80,085	$2,245	$82,330

	Sales Originating From
Year ended December 31, 2004	North America	Europe	Total
Mobile communication sales to the United States and Canada	$40,070	$—	$40,070
Mobile communication sales to Europe	—	7,413	7,413
Mobile communication sales to other geographic areas	—	1,018	1,018
Defense sales to the United States and Canada	10,215	—	10,215
Defense sales to Europe	2,166	—	2,166
Defense sales to other geographic areas	1,421	—	1,421
Intercompany sales	5,226	79	5,305

Subtotal	59,098	8,510	67,608
Eliminations	(5,226)	(79)	(5,305)

Net sales	$53,872	$8,431	$62,303

Segment net income (loss)	$(6,184)	$37	$(6,147)
Depreciation and amortization	$1,997	$46	$2,043
Total assets	$74,005	$1,909	$75,914

KVH INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006, 2005 and 2004

(all tabular amounts in thousands except share and per share amounts)

(14)    Selected Quarterly Financial Results (Unaudited)

Financial information for interim periods was as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share amounts)
2006
Net sales	$20,289	$21,968	$19,291	$17,426
Gross profit	8,820	8,595	7,574	6,816
Income tax expense	(89)	(229)	(32)	—
Net income	$1,254	$1,686	$626	$108
Income per share (a):
Basic	$0.09	$0.11	$0.04	$0.01

Diluted	$0.08	$0.11	$0.04	$0.01

2005
Net sales	$17,893	$18,807	$16,742	$17,816
Gross profit	7,111	7,778	7,100	7,683
Income tax expense	(157)	(76)	(13)	(43)
Net income	$301	$952	$674	$1,004
Income per share (a):
Basic	$0.02	$0.07	$0.05	$0.07

Diluted	$0.02	$0.06	$0.05	$0.07

(a)	Income (loss) per share is computed independently for each of the quarters. Therefore, the income (loss) per share for the four quarters may not equal the annual income (loss) per share data.

(15)    Legal Matters

The Company and certain of its officers are defendants in a class action lawsuit in the U.S. District Court for the District of Rhode Island. The suit asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 under that statute, as well as claims under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, on behalf of purchasers of our securities in the period October 1, 2003 to July 2, 2004 and seeks certain legal remedies, including compensatory damages. The Teamsters Affiliates Pension Plan has been appointed lead plaintiff. This matter consolidates into one action eight separate complaints filed between July 24, 2004 and September 15, 2004. On January 14, 2005, the defendants filed a motion to dismiss the consolidated complaint for failure to state a claim upon which relief can be granted. The court denied this motion in part and granted it in part.

On October 14, 2005, the defendants answered the consolidated complaint and denied liability and all allegations of wrongdoing. Subsequently, on December 13, 2005, plaintiffs filed a motion for class certification. The motion is pending.

On August 16, 2004, Hamid Mehrvar filed a shareholder’s derivative action in the Rhode Island State Superior Court for Newport County against KVH and certain of its officers and directors. The amended complaint asserts state law claims on KVH’s behalf arising between October 1, 2003 and the present in

KVH INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006, 2005 and 2004

(all tabular amounts in thousands except share and per share amounts)

(15)    Legal Matters—(continued)

connection with the allegations set forth in the class action consolidated complaint in the U.S. District Court described above. On October 7, 2005, the court dismissed Mehrvar’s amended complaint without prejudice. By letter dated October 14, 2005, Mehrvar delivered a demand that KVH commence litigation for the same acts alleged in his complaint against the directors and senior officers who served during the period October 1, 2003 to the present. On March 1, 2006, Mehrvar filed a shareholder’s derivative action in the Rhode Island State Superior Court for Providence County against KVH and certain of its officers and directors. The complaint asserts state law claims on KVH’s behalf arising between October 1, 2003 and the present in connection with the allegations set forth in the class action consolidated complaint in the U.S. District Court described above and seeks certain legal and equitable remedies, including restitution from KVH’s directors and officers and corporate governance changes. On June 30, 2006, defendants moved to dismiss the complaint on the basis that plaintiff’s complaint failed to adequately allege that demand was wrongfully refused. The motion to dismiss has been voluntarily withdrawn without prejudice to its refiling at a later date.

On June 20, 2005, Yemin Ji filed a shareholder’s derivative action in the U.S. District Court for the District of Rhode Island against KVH and certain of its officers and directors, asserting certain federal and state law claims on KVH’s behalf arising between October 1, 2003 and the present in connection with the same allegations set forth in the class action consolidated complaint in the U.S. District Court and the Mehrvar complaint described above and seeks certain legal and equitable remedies, including restitution from KVH’s directors and officers and corporate governance changes. On August 23, 2005, KVH moved the Court to abstain from exercising jurisdiction and dismiss the action as duplicative of the Mehrvar case. The Court denied this motion. On January 5, 2006, defendants moved to dismiss the complaint on the same grounds on which the Rhode Island state court dismissed the derivative complaint in Mehrvar that was filed on August 16, 2004. The Court granted this motion and dismissed the complaint on August 29, 2006. In late September 2006, Ji filed an appeal of the dismissal with the U.S. Court of Appeals for the First Circuit. The appeal is pending.

In May 2005, Electronic Controlled Systems, Inc., d/b/a King Controls, filed a patent infringement suit against KVH in the U.S. District Court for the District of Minnesota. The three asserted patents relate generally to controlling a satellite dish to acquire a satellite signal. The complaint alleges that KVH willfully infringes the patents and seeks injunctive relief, enhanced damages and attorneys’ fees. KVH has denied the allegations and asserted counterclaims, including claims for false advertising. In January 2006, Electronic Controlled Systems, Inc., d/b/a/ King Controls, filed a second patent infringement suit against KVH in the U.S. District Court for the District of Minnesota. The second suit concerns one of the same three patents asserted in the original suit filed in May 2005, alleges that KVH willfully infringes the patent and seeks both preliminary and permanent injunctive relief, enhanced damages and attorneys fees. KVH has denied the allegations and asserted counterclaims. The court denied the plaintiff’s motion for a preliminary injunction after a hearing on May 30, 2006. These two cases are now consolidated. An adverse ruling could result in an injunction preventing KVH from selling its TracVision products, other than those using phased-array antennas, and in significant monetary damages based, in part, on sales of those products since at least March 2005. Pursuant to a settlement agreement, the parties stipulated to the dismissal of the false advertising counterclaims. A final pretrial conference is scheduled for April 2007.

Additionally, in the ordinary course of business, KVH is a party to inquiries, legal proceedings and claims including, from time to time, disagreements with vendors and customers.