Form 10-Q
period 2007-03-31
KVH INDUSTRIES INC \DE\
filed 2007-05-08
CIK 1007587

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2007

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Date	Class	Outstanding shares
May 7, 2007	Common Stock, par value $0.01 per share	14,996,261

KVH INDUSTRIES, INC. AND SUBSIDIARY

Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

KVH INDUSTRIES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts, unaudited)

	March 31, 2007	December 31, 2006
Current assets:
Cash and cash equivalents	$14,366	$15,781
Marketable securities	39,471	38,958
Accounts receivable, net of allowance for doubtful accounts of $693 in 2007 and 2006	12,574	10,556
Inventories	8,937	9,043
Prepaid expenses and other assets	584	680
Costs and estimated earnings in excess of billings on uncompleted contracts	128	183
Deferred income taxes	165	165

Total current assets	76,225	75,366

Property and equipment, net	9,989	9,569
Other non-current assets	283	155
Deferred income taxes	3,334	3,334

Total assets	$89,831	$88,424

Current liabilities:
Accounts payable	$3,452	$2,639
Accrued compensation and employee-related expenses	1,732	2,783
Accrued other	2,398	1,748
Accrued product warranty costs	604	539
Accrued professional fees	419	539
Current portion of long-term debt	125	123

Total current liabilities	8,730	8,371

Long-term debt excluding current portion	2,126	2,158
Deferred revenue	102	99

Total liabilities	10,958	10,628

Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 1,000,000 shares; none issued.	—	—
Common stock, $0.01 par value. Authorized 20,000,000 shares; issued and outstanding 14,986,198 as of March 31, 2007 and 14,866,212 as of December 31, 2006.	150	149
Additional paid-in capital	89,516	88,511
Accumulated deficit	(10,773)	(10,830)
Accumulated other comprehensive loss	(20)	(34)

Total stockholders’ equity	78,873	77,796

Total liabilities and stockholders’ equity	$89,831	$88,424

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

ITEM 1.	Financial Statements (continued)

KVH INDUSTRIES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share amounts, unaudited)

	Three months ended March 31,
	2007	2006
Net sales	$20,397	$20,289
Costs of sales	12,804	11,469

Gross profit	7,593	8,820

Operating expenses:
Sales, marketing and support	4,012	3,845
Research and development	2,198	2,170
General and administrative	1,784	1,895

(Loss) income from operations	(401)	910

Other income (expense):
Interest income, net	649	454
Other expense	(13)	(21)

Income before income taxes	235	1,343

Income tax expense	178	89

Net income	$57	$1,254

Per share information:
Net income per share
Basic	$0.00	$0.09

Diluted	$0.00	$0.08

Number of shares used in per share calculation:
Basic	14,908	14,685

Diluted	14,966	14,827

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

ITEM 1.	Financial Statements (continued)

KVH INDUSTRIES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Three months ended March 31,
	2007	2006
Cash flows from operating activities:
Net income	$57	$1,254
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	521	480
Deferred income tax	—	39
Compensation expense related to options and employee stock purchase plan	213	233
Loss (gain) on foreign currency forward exchange contracts	63	(15)
Provision (recovery) for doubtful accounts, net	13	(10)
Changes in operating assets and liabilities:
Accounts receivable	(2,031)	601
Costs and estimated earnings in excess of billings on uncompleted contracts	55	91
Inventories	106	(1,039)
Prepaid expenses and other assets	96	245
Accounts payable	813	(928)
Accrued expenses	(936)	(621)
Deferred revenue	3	71

Net cash (used in) provided by operating activities	(1,027)	401

Cash flows from investing activities:
Purchase of marketable securities	(17,713)	(9,159)
Maturities and sales of marketable securities	17,214	8,801
Capital expenditures	(540)	(974)
Other long-term assets	(128)	8

Net cash used in investing activities	(1,167)	(1,324)

Cash flows from financing activities:
Repayments of long-term debt	(30)	(28)
Proceeds from stock option and employee stock purchase plan	809	761

Net cash provided by financing activities	779	733

Net decrease in cash and cash equivalents	(1,415)	(190)
Cash and cash equivalents at beginning of period	15,781	14,160

Cash and cash equivalents at end of period	$14,366	$13,970

Supplemental disclosure of noncash activity:
Change in accrued expenses related to contracted building additions	$401	$—
Employee stock purchase plan activity	$7	$—

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

ITEM 1.	Financial Statements (continued)

KVH INDUSTRIES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Unaudited, all tabular amounts in thousands except share and per share amounts)

(1)	Description of Business

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

The accompanying condensed consolidated financial statements of KVH Industries, Inc. and its wholly owned subsidiary, KVH Europe A/S (collectively, KVH or the Company), have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission regarding interim financial reporting. Given that KVH Europe A/S operates as the Company’s European and international distributor, all of its operating expenses are reflected within sales, marketing and support within the accompanying condensed consolidated statements of operations. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year presentation. The condensed consolidated financial statements have not been audited by our independent registered public accounting firm, but include all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations, and cash flows for the periods presented. These condensed consolidated financial statements do not include all disclosures associated with annual financial statements and accordingly should be read in conjunction with the Company’s consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K filed on March 16, 2007 with the Securities and Exchange Commission. The results for the three months ended March 31, 2007 are not necessarily indicative of operating results for the remainder of the year.

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

KVH INDUSTRIES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Unaudited, all tabular amounts in thousands except share and per share amounts)

(4)	Stock-Based Compensation

The Company recognizes stock-based compensation in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment”. Stock-based compensation expense was $213 and $233 for the quarter ended March 31, 2007 and March 31, 2006, respectively. As of March 31, 2007, there was approximately $2.9 million of total unrecognized compensation expense related to stock-based compensation arrangements, which is expected to be recognized over a weighted-average period of 2.99 years.

The Company granted 225,200 stock options under the terms of the 2006 Stock Incentive Plan for the quarter ended March 31, 2007.

The weighted-average fair values per share for all options granted during the three months ended March 31, 2007 and 2006 was $4.36 per share and $5.11 per share, respectively. The fair value of stock options granted was estimated using the Black-Scholes option-pricing model. The weighted-average assumptions used to value options as of their grant date were as follows:

	Three months ended March 31,
	2007	2006
Risk-free interest rate	4.46%	4.39%
Expected volatility	49.6%	54.1%
Expected life (in years)	4.13	4.42
Dividend yield	N/A	N/A

(5)	Income Per Common Share

Basic net income per share is calculated based on the weighted average number of common shares outstanding during the period. Diluted net income per share incorporates the dilutive effect of common stock equivalent options, warrants and other convertible securities, if any, as determined with the treasury-stock accounting method. For the three months ended March 31, 2007 and 2006 common stock equivalents related to options to purchase 1,530,073 and 1,150,760 shares of common stock, respectively, have been excluded from the fully diluted calculation of income per share, as inclusion would be anti-dilutive.

A reconciliation of the basic and diluted weighted average common shares outstanding is as follows:

	Three months ended March 31,
	2007	2006
Weighted average common shares outstanding – basic	14,907,649	14,684,528
Dilutive common shares issuable in connection with stock plans	58,394	142,921

Weighted average common shares outstanding - diluted	14,966,043	14,827,449

(6)	Inventories

Inventories are stated at the lower of cost or market using the first-in first-out costing method. Inventories as of March 31, 2007 and December 31, 2006 include the costs of material, labor, and factory overhead. Components of inventories consist of the following:

	March 31, 2007	December 31, 2006
Raw materials	$6,248	$5,553
Finished goods	1,751	2,886
Work in process	938	604

	$8,937	$9,043

KVH INDUSTRIES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Unaudited, all tabular amounts in thousands except share and per share amounts)

(7)	Comprehensive Income

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

	Three months ended March 31,
	2007	2006
Net income	$57	$1,254
Unrealized gain on available-for-sale securities	14	1

Total comprehensive income	$71	$1,255

(8)	Product Warranty

The Company’s products carry limited warranties that range from one to two years and vary by product. The warranty period begins on the date of retail purchase by the original purchaser. The Company accrues estimated product warranty costs at the time of sale and any additional amounts are recorded when such costs are probable and can be reasonably estimated. Factors that affect the Company’s warranty liability include the number of units sold, historical and anticipated rates of warranty repairs and the cost per repair. Warranty and related costs are reflected within sales, marketing and support in the accompanying statements of operations. As of March 31, 2007 and December 31, 2006, the Company had accrued product warranty costs of $604 and $539, respectively. The following table summarizes product warranty activity for the periods presented:

	Three months ended March 31,
	2007	2006
Beginning balance	$539	$611
Charges to expense	430	151
Costs incurred	(365)	(212)

Ending balance	$604	$550

(9)	Segment Reporting

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

(Unaudited, all tabular amounts in thousands except share and per share amounts)

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

The following table summarizes information regarding the Company’s operations by geographic segment:

	Sales Originating From
	North America	Europe	Total
Three months ended March 31, 2007
Mobile communication sales to the United States and Canada	$11,369	$—	$11,369
Mobile communication sales to Europe	80	3,747	3,827
Mobile communication sales to other geographic areas	120	739	859
Defense sales to the United States and Canada	3,986	—	3,986
Defense sales to Europe	226	—	226
Defense sales to other geographic areas	130	—	130
Intercompany sales	2,108	—	2,108

Subtotal	18,019	4,486	22,505
Eliminations	(2,108)	—	(2,108)

Net sales	$15,911	$4,486	$20,397

Segment net income (loss)	$(388)	$445	$57
Depreciation and amortization	$511	$10	$521
Total assets	$85,740	$4,091	$89,831

	Sales Originating From
	North America	Europe	Total
Three months ended March 31, 2006
Mobile communication sales to the United States and Canada	$10,702	$—	$10,702
Mobile communication sales to Europe	—	3,216	3,216
Mobile communication sales to other geographic areas	350	78	428
Defense sales to the United States and Canada	4,510	—	4,510
Defense sales to Europe	449	—	449
Defense sales to other geographic areas	984	—	984
Intercompany sales	1,901	—	1,901

Subtotal	18,896	3,294	22,190
Eliminations	(1,901)	—	(1,901)

Net sales	$16,995	$3,294	$20,289

Segment net income	$1,085	$169	$1,254
Depreciation and amortization	$471	$9	$480
Total assets	$79,308	$3,751	$83,059

KVH INDUSTRIES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Unaudited, all tabular amounts in thousands except share and per share amounts)

(10)	Legal Matters

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

In May 2005, Electronic Controlled Systems, Inc., d/b/a King Controls, filed a patent infringement suit against KVH in the U.S. District Court for the District of Minnesota. The three asserted patents relate generally to controlling a satellite dish to acquire a satellite signal. The complaint alleges that KVH willfully infringes the patents and seeks injunctive relief, enhanced damages and attorneys’ fees. KVH has denied the allegations and asserted counterclaims, including claims for false advertising. In January 2006, Electronic Controlled Systems, Inc., d/b/a/ King Controls, filed a second patent infringement suit against KVH in the U.S. District Court for the District of Minnesota. The second suit concerns one of the same three patents asserted in the original suit filed in May 2005, alleges that KVH willfully infringes the patent and seeks both preliminary and permanent injunctive relief, enhanced damages and attorneys fees. KVH has denied the allegations and asserted counterclaims. The court denied the plaintiff’s motion for a preliminary injunction after a hearing on May 30, 2006. These two cases are now consolidated. An adverse ruling could result in an injunction preventing KVH from selling its TracVision products, other than those using phased-array antennas, and in significant monetary damages based, in part, on sales of those products since at least March 2005. Pursuant to a settlement agreement, the parties stipulated to the dismissal of the false advertising counterclaims. A trial is scheduled for June 2007.

KVH INDUSTRIES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Unaudited, all tabular amounts in thousands except share and per share amounts)

(11)	Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN No. 48) was issued. FIN No. 48 applies to all tax positions accounted for under SFAS No. 109, “Accounting for Income Taxes” (SFAS No. 109) and is effective for fiscal years beginning after December 15, 2006. FIN No. 48 clarifies what criteria must be met prior to recognition of the financial benefit of a position taken in a tax return. FIN No. 48 requires companies to include additional qualitative and quantitative disclosures within their financial statements. The disclosures include potential tax benefits from positions taken for tax return purposes that have not been recognized for financial reporting purposes and a tabular presentation of significant changes during each period. The disclosures also include a discussion of the nature of uncertainties, factors which could cause a change, and an estimated range of reasonably possible changes in tax uncertainties. FIN No. 48 also requires a company to recognize a financial statement benefit for a position taken for tax return purposes when it will be more-likely-than-not that the position will be sustained.

The Company adopted the provisions of FIN No. 48 effective January 1, 2007. The adoption of FIN No. 48 did not have a material impact to the financial statements of the Company. Additionally, there have been no material changes in unrecognized tax benefits since January 1, 2007. When appropriate, the Company’s policy is to recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. The Company files tax returns in the United States Federal, state and in the Danish jurisdiction. In general the Company’s United States Federal statue of limitation has expired for years prior to 2003 and the relevant state statutes vary. However, preceding years remain open to examination by United States Federal and state taxing authorities to the extent of future utilization of net operating losses and research and development tax credits generated in each preceding year. The Company generally is no longer subject to income tax examinations by the Danish tax authorities for years before 2003.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 establishes a common definition for fair value to be applied to U.S. GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements, including the methods and assumptions used to measure fair value and the effect of fair value measures on earnings. This statement does not require any new fair value measures; rather, it applies to other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 will be applied prospectively and will be effective for fiscal years beginning after November 15, 2007. The Company does not expect that the adoption of this interpretation will have a material impact on the Company’s financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115”. SFAS No. 159 permits an entity to elect fair value as the initial and subsequent measurement attribute for many financial assets and liabilities. Entities electing the fair value option would be required to recognize changes in fair value in earnings. Entities electing the fair value option are required to distinguish, on the face of the statement of financial position, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute. SFAS No. 159 is effective for the Company in 2008; therefore, we anticipate adopting this standard as of January 1, 2008. The adjustment to reflect the difference between the fair value and the carrying amount would be accounted for as a cumulative-effect adjustment to retained earnings as of the date of initial adoption. The Company is currently evaluating the impact, if any, of SFAS No. 159 on its consolidated financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The statements included in this quarterly report on Form 10-Q, other than statements of historical fact, are forward-looking statements. Examples of forward-looking statements include statements regarding our future financial results, operating results, business strategies, projected costs, products, competitive positions and plans, customer preferences, consumer trends, anticipated product development, and objectives of management for future operations. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” or the negative of these terms or other comparable terminology. Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed in the section entitled “Risk Factors” in Item 1A of Part II of this quarterly report. These and many other factors could affect our future financial and operating results, and could cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by us or on our behalf. For example, our expectations regarding certain items as a percentage of revenue assume that we will achieve our anticipated revenue goals. The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this report.

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

	Three months ended March 31,
	2007	2006
	(in thousands)
Mobile communications	$16,055	$14,346
Defense	4,342	5,943

Net sales	$20,397	$20,289

In addition to revenue from product sales, our mobile communications revenue includes revenue earned from product repairs, revenue from satellite phone and Internet usage services, and certain DIRECTV account referral fees earned in conjunction with the sale of our products. We provide, for a fee, third-party satellite phone and Internet airtime to our TracPhone and Internet customers who choose to activate their subscriptions with us. Under current DIRECTV programs, we are eligible to receive a one-time, new mobile account activation fee from DIRECTV for each customer who activates their DIRECTV service directly through us. Our defense revenue primarily includes product sales to both military and commercial markets and, to a lesser extent, revenue from product repairs and engineering services provided under development contracts. To date, our non-product revenue such as: revenues earned from product repairs, satellite phone, engineering services under development contracts, Internet usage services and DIRECTV activations have not been a material portion of our revenue individually. In the aggregate, such revenues represented approximately 9% and 7% of total net sales for the three months ended March 31, 2007 and 2006, respectively.

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

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosure at the date of our financial statements. Our significant accounting policies are summarized in note 1 of the notes to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2006.

As described in our Form 10-K for the year ended December 31, 2006, our most critical accounting policies and estimates upon which our consolidated financial statements were prepared were those relating to revenue recognition, allowances for accounts receivable, inventories, income taxes and contingencies. We have reviewed our policies and determined that these remain our most critical accounting policies for the quarter ended March 31, 2007. Readers should refer to our 2006 Form 10-K for the detailed descriptions of these policies.

Results of Operations

The following table provides, for the periods indicated, certain financial data expressed as a percentage of net sales:

	Three months ended March 31,
	2007	2006
Net sales	100.0%	100.0%
Costs of sales	62.8	56.5

Gross profit	37.2	43.5
Operating expenses:
Sales, marketing and support	19.7	19.0
Research and development	10.8	10.7
General and administrative	8.7	9.3

Total operating expenses	39.2	39.0

(Loss) income from operations	(2.0)	4.5
Other income, net	3.1	2.1

Income before income tax expense	1.1	6.6
Income tax expense	(0.9)	(0.4)

Net income	0.2%	6.2%

Three Months Ended March 31, 2007 and 2006

Operating Summary

Net income for the three months ended March 31, 2007 was $0.1 million, or $0.00 per diluted common share, as compared to net income of $1.3 million, or $0.08 per diluted common share for the three months ended March 31, 2006. The primary factor behind the decrease in net income was attributable to a $1.6 million, or 27% decrease in sales of our defense-related products, which included a $2.7 million, or 80%, decrease in our relatively higher margin military navigation product sales, driven largely by decreased sales volume related to our TACNAV products. The decrease in military navigation product sales significantly impacted an overall decrease in gross profit of $1.2 million, or 14% for the three months ended March 31, 2007, as compared to the three months ended March 31, 2006. The decrease in gross profit was also impacted by incremental new product start-up expenses, including a switch to new fiber optic components that were initially more costly than expected, but are anticipated to generate improved manufacturing yields. The decrease in gross profit was partially offset by an increase in sales of our mobile communications products of $1.7 million, or 12%, to $16.1 million.

Net Sales

Net sales for the three months ended March 31, 2007 increased $0.1 million, or 1%, to $20.4 million from $20.3 million for the three months ended March 31, 2006. The primary reason for the improvement was an increase in sales of our mobile communications products of $1.7 million, or 12%, to $16.1 million. Specifically, for the three months ended March 31, 2007, sales of our marine products increased $1.0 million, or 10%, to $10.8 million. This increase was a result of demand for our new TracVision M3 DX satellite TV system that was launched in the first quarter of 2007. Also contributing to the improvement was an increase in sales of our land mobile communications products of $0.7 million, or 16%. The improvement in mobile communications sales was concentrated largely outside the United States and Canada. Sales of mobile communications products outside the United States and Canada increased by approximately $1.0 million, or 29%, while sales in the United States and Canada increased by approximately $0.7 million, or 6%.

Sales of our defense-related products decreased by $1.6 million, or 27%, to $5.9 million. Specifically, sales of our military navigation products decreased $2.7 million, or 80%, driven largely by decreased demand and sales volume related to our TACNAV products. Offsetting the decrease was an increase in sales of our fiber optic gyro products of $0.9 million, or 53%, driven primarily by increased sales in support of the U.S. Navy’s MK54 torpedo program and the U.S. Army’s remotely operated weapons station program. Also contributing to the improvement was an increase in contract engineering revenue, repair work and legacy navigation products of $0.2 million.

Cost of Sales

For the three months ended March 31, 2007, cost of sales increased by $1.3 million, or 12%, to $12.8 million. The primary reason for the increase, as discussed above, is due to a shift in sales mix toward our relatively lower margin mobile communications products during the three month period ended March 31, 2007.

Gross margin for the three months ended March 31, 2007 decreased to 37% from 44% for the three-month period ended March 31, 2006. The primary reason for the decrease in gross margin was the overall decrease in net sales of our relatively higher margin defense-related products during the quarter ended March 31, 2007. Given that we expect second quarter 2007 defense-related revenue to increase, we expect that gross margin percentage in the second quarter will improve from first quarter levels.

Operating Expenses

Sales, marketing and support expense for the three months ended March 31, 2007 increased by $0.2 million, or 4%, to $4.0 million from $3.8 million for the three months ended March 31, 2006. As a percentage of net sales, sales, marketing and support expense increased during the quarter ended March 31, 2007 to 20% from 19% for the quarter ended March 31, 2006. The primary reason for the increase in 2007 is a number of new product introductions in the quarter, both in the United States and internationally, coupled with an increase in warranty costs associated with mobile communications products. We anticipate that, for the second quarter of 2007, sales and marketing expense as a percentage of revenue will be below first quarter levels.

Research and development expense for the three months ended March 31, 2007 was $2.2 million, which was consistent with the expense incurred for the three months ended March 31, 2006. As a percentage of net sales, research and development expense remained fairly consistent on a quarter over quarter basis, representing 11% for both the three months ended March 31, 2007 and 2006. Our overall spending in 2007 continues to be focused on sustaining our existing product base and advancing new products. We anticipate that, for the second quarter of 2007, research and development expense as a percentage of revenue will remain at or slightly below first quarter levels.

General and administrative expense for the three months ended March 31, 2007 decreased by $0.1 million, or 6%, to $1.8 million from $1.9 million, for the three months ended March 31, 2006. As a percentage of net sales, general and administrative expense remained fairly consistent on a quarter over quarter basis, representing 9% for both the three months ended March 31, 2007 and 2006. We anticipate that, for the second quarter of 2007, general and administrative expense as a percentage of revenue will be well above first quarter levels, primarily due to increased legal expenses to be incurred related to our patent infringement lawsuit, which we expect may go to trial as early as June 2007 (see Part II, Item 1. “Legal Proceedings”). We anticipate the additional legal expenses related to this litigation will be in excess of $1.0 million in the second quarter.

Interest and Other Income, Net

Interest and other income, net for the three months ended March 31, 2007, increased by $0.2 million to $0.6 million from $0.4 million for the three months ended March 31, 2006. The primary reason for the increase is due to increased interest income in 2007 on cash and marketable securities of $0.2 million, resulting from improved interest rates, and a higher average amount of cash invested in marketable securities during the quarter ended March 31, 2007.

Income Taxes

Income tax expense for the three months ended March 31, 2007 increased by $0.1 million to $0.2 million from $0.1 million for the three months ended March 31, 2006. Tax expense for the quarter ended March 31, 2007 relates to foreign income tax due based on pre-tax income generated from our wholly owned subsidiary in Denmark. The primary reason for the increase in 2007 was an increase of $0.4 million in pre-tax income from our Danish subsidiary. We expect that substantially all of our 2007 taxable income generated from our U.S. operations will be offset by both federal and state net operating losses generated by us in prior years. Accordingly, we expect that any tax expense generated by our U.S. operations in 2007 will made up primarily of federal alternative minimum tax and to a lesser extent certain state tax expense. Taxable income generated by our subsidiary in Denmark will be subject to taxation at the Danish statutory rates as we have no net operating loss carry-forwards or tax credits available to offset current or future taxable income in that jurisdiction.

Liquidity and Capital Resources

We have historically funded our operations primarily from product sales, net proceeds from public and private equity offerings, bank financings and proceeds received from exercises of stock options. As of March 31, 2007, we had $53.8 million in cash, cash equivalents and marketable securities and $67.4 million in working capital.

Net cash used in operations was $1.0 million for the three months ended March 31, 2007 as compared to net cash generated from operations of $0.4 million for the three months ended March 31, 2006. The decrease is primarily due to a $2.6 million decrease in cash inflows attributable to changes in accounts receivable, coupled with a $1.2 million decrease in net income. This decrease in cash generations was partially offset by a $1.7 million decrease in cash outflows related to increases in accounts payable and a $1.1 million decrease in cash outflows resulting from reduced inventory purchasing.

Net cash used in investing activities was $1.2 million for the three months ended March 31, 2007 as compared to net cash used in investing activities of $1.3 million for the three months ended March 31, 2006. The slight decrease is primarily due to a $0.4 million decrease in capital expenditures related predominately to manufacturing and other equipment, partially offset by a $0.1 million increase in our net investment in marketable securities, coupled with a $0.1 million increase in investments in non-current assets related to customer deposits.

Net cash provided by financing activities was $0.8 million for the three months ended March 31 2007 as compared to net cash provided by financing activities of $0.7 million for the three months ended March 31, 2006. The primary reason for the slight increase was an increase in proceeds received from the exercise of employee stock options.

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

Currently, we have a revolving loan agreement with a bank that provides for a maximum available credit of $15.0 million that expires on December 31, 2008. We pay interest on any outstanding amounts at a rate equal to, at our option, LIBOR plus 1.5%, or the greater of either the Federal Funds Effective Rate plus 0.5% or the bank’s prime interest rate. The line of credit contains two financial covenants, a Leverage Ratio and a Fixed Change Ratio, that apply in the event that our consolidated cash, cash equivalents and marketable securities balance falls below $25.0 million at any time. We may terminate the loan agreement prior to its full term without penalty, provided we give 30 days advance written notice to the bank. As of March 31, 2007, no borrowings were outstanding under the facility.

We are a defendant in a lawsuit brought by Electronic Controlled Systems, Inc., d/b/a King Controls, alleging infringement of three of its patents. A trial is scheduled for June 2007. An adverse ruling could result in an injunction preventing KVH from selling its TracVision products, other than those using phased-array antennas, and in significant monetary damages based, in part, on sales of those products since at least March 2005.

In the first quarter of 2007, we commenced a construction project to have significant renovations performed on our corporate headquarters in Middletown, Rhode Island. Currently, we estimate the total construction costs to the building will be approximately $2.0 million, of which approximately $0.1 million of these construction costs have been paid and $0.4 million have been accrued as of March 31, 2007. We anticipate the remaining construction expenditures will be incurred in the second and third quarters of 2007 and will be paid with available cash on hand.

We believe that the $53.8 million we hold in cash, cash equivalents and marketable securities, together with our other existing working capital, will be adequate to meet planned operating and capital requirements through the foreseeable future. However, as the need or opportunity arises, we may seek to raise additional capital through public or private sales of securities or through additional debt financing. There are no assurances that we will be able to obtain any additional funding or that such funding will be available on terms acceptable to us.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk exposure is in the area of foreign currency exchange risk. We are exposed to currency exchange rate fluctuations related to our subsidiary operations in Denmark. Certain functions in Denmark are transacted in the Danish Krone or Euro, yet reported in the U.S. dollar, the functional currency. For foreign currency exposures existing at March 31, 2007, a 10% unfavorable movement in the foreign exchange rates for our subsidiary location would not expose us to material losses in earnings or cash flows.

From time to time, we purchase foreign currency forward exchange contracts generally having durations of no more than four months. These forward exchange contracts are intended to offset the impact of exchange rate fluctuations on cash flows of our foreign subsidiary. Forward exchange contracts are accounted for as cash flow hedges and are recorded on the balance sheet at fair value until executed. Changes in the fair value are recognized in earnings. For the quarter ended March 31, 2007 we recorded a loss of $63,000 related to these contracts. Such loss is reflected within “other expense” in our 2006 condensed consolidated statement of operations for the three months ended March 31, 2007. As of March 31, 2007, we had two Euro to U.S. dollar forward currency exchange contracts outstanding with a total fair value loss of $35,000.

The primary objective of our investment activities is to preserve principal and maintain liquidity, while at the same time maximize income. We have not entered into any instruments for trading purposes. Some of the securities that we invest in may have market risk. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, investment grade asset-backed corporate securities, money market funds and government agency and non-government debt securities. As of March 31, 2007, a hypothetical 100 basis-point increase in interest rates would result in an approximate $39,000 decrease in the fair value of our investments that have maturities of greater than one year. Due to the conservative nature of our investments, the relatively short duration of their maturities, our ability to either convert some or all of our long-term investments to less interest rate-sensitive holdings or hold most securities until maturity, we believe interest rate risk is mitigated. As of March 31, 2007, approximately 85% of the $39.4 million classified as available-for-sale marketable securities will mature or reset within one year. We do not invest in any financial instruments denominated in foreign currencies. Accordingly, interest rate risk is not considered material.

To the extent that we borrow against our variable-rate credit facility, we will be subject to interest rate risk. There were no borrowings outstanding at March 31, 2007.

ITEM 4.	CONTROLS AND P ROCEDURES

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

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2007, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In May 2005, Electronic Controlled Systems, Inc., d/b/a King Controls, filed a patent infringement suit against us in the U.S. District Court for the District of Minnesota. The three asserted patents relate generally to controlling a satellite dish to acquire a satellite signal. The complaint alleges that we willfully infringe the patents and seeks injunctive relief, enhanced damages and attorneys’ fees. We have denied the allegations and asserted counterclaims, including claims for false advertising. In January 2006, Electronic Controlled Systems, Inc., d/b/a/ King Controls, filed a second patent infringement suit against us in the U.S. District Court for the District of Minnesota. The second suit concerns one of the same three patents asserted in the original suit filed in May 2005, alleges that we willfully infringe the patent and seeks both preliminary and permanent injunctive relief, enhanced damages and attorneys fees. We have denied the allegations and asserted counterclaims. The court denied the plaintiff’s motion for a preliminary injunction after a hearing on May 30, 2006. These two cases are now consolidated. An adverse ruling could result in an injunction preventing us from selling our TracVision products, other than those using phased-array antennas, and in significant monetary damages based, in part, on sales of those products since at least March 2005. Pursuant to a settlement agreement, the parties stipulated to the dismissal of the false advertising counterclaims. A trial is scheduled for June 2007.

Additionally, in the ordinary course of business, we are a party to inquiries, legal proceedings and claims including, from time to time, disagreements with vendors and customers.

ITEM 1A.	R ISK FACTORS

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

Although we generated net income during 2005 and 2006, and in thirteen of the last seventeen fiscal quarters, we incurred net losses of $6.1 million in 2004 and at times our profitability has fluctuated significantly on both a sequential and comparable quarter-to-quarter basis during 2005, 2006, and in the first quarter of 2007. As of March 31, 2007, we had an accumulated deficit of $10.8 million.

Shifts in our product sales mix toward our mobile communications products may continue to reduce our overall gross margins.

Our mobile communications products historically have had lower product gross margins than our defense products. During the year ended December 31, 2006, and the first quarter of 2007, sales of our defense products either declined or grew at a substantially lower rate than our overall sales growth, resulting in a small decline in our overall gross margin compared with the prior period. Although sales of defense products in each of 2006 and 2005 were slightly higher than the prior year, during 2004, sales of our defense products declined in the first quarter of 2007 compared to the first quarter of 2006. A continuing shift in our product sales mix toward mobile communications products would likely cause lower gross margins in the future.

Pending patent litigation will cause us to incur substantial expenses to defend ourselves and could lead to a substantial judgment against us and/or an injunction preventing us from selling certain of our products.

We are a defendant in a lawsuit brought by Electronic Controlled Systems, Inc., d/b/a King Controls, alleging infringement of three of its patents by certain of our TracVision mobile satellite communications products. A trial is scheduled for June 2007. We are defending ourselves vigorously against these claims, and we expect that we will incur substantial expenses during the second quarter of 2007 and, depending on the length of the trial and its outcome, in subsequent quarters. There can be no assurance that the trial will not be postponed, that we will not have to pay significant damages or amounts in settlement, that we will not be enjoined from selling certain of our mobile satellite communications products, or that the suit will not otherwise have a materially adverse effect on our operations or financial performance

Competition may limit our ability to sell our mobile communications products and defense products.

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

Customers for TACNAV and our other defense products include the U.S. military and foreign governments, whose purchasing and delivery schedules and priorities are often unpredictable.

We sell TACNAV and our other defense products to the U.S. military and foreign military and government customers. These customers have unique purchasing and delivery requirements, which often make sales to these customers unpredictable. Factors that affect their purchasing and delivery decisions include:

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

These factors can cause substantial fluctuations in sales of TACNAV and our other defense products from period to period. For example, sales of our TACNAV products declined in the third and fourth quarter of 2006 and in the first quarter of 2007, compared with sales in the comparable periods of 2005 and 2006. Moreover, TACNAV and most of our other defense products must meet military quality standards, and our products may not continue to meet existing standards or more rigorous standards adopted in the future. Any failure to meet military contract specifications may produce delays as we attempt to improve our design, development, manufacturing or quality control processes. Furthermore, government customers and their contractors can generally cancel orders for our products for convenience or decline to exercise previously disclosed contract options. Even under firm orders with government customers, funding must usually be appropriated in the budget process in order for the government to complete the contract. The cancellation of or failure to fund orders for our products could substantially reduce our net sales and results of operations.

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

The market for our low profile automotive TracVision product is still in the early stage of development, which continues to make it difficult for us to predict customer demand accurately. For example, although sales of the TracVision grew between 2004 and the first quarter of 2007, the sales trend has been below our original expectations.

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

The strategy represents an action that we ordinarily would not take, but would take, if necessary, to realize an estimated $3.3 million in U.S. deferred tax assets based on approximately $8.5 million in estimated taxable gain from the sale of the building as of March 31, 2007.

The market price of our common stock may be volatile.

Our stock price has historically been volatile. From January 1, 2004 to March 31, 2007, the trading price of our common stock ranged from $27.75 to $6.61. Many factors may cause the market price of our common stock to fluctuate, including:

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

Our certificate of incorporation, by-laws and Delaware law contain provisions that could have an anti-takeover effect and discourage, delay or prevent a change in control or an acquisition that many stockholders may find attractive. These provisions may also discourage proxy contests and make it more difficult for our stockholders to take some corporate actions, including the election of directors. These provisions relate to:

•	the ability of our board of directors to issue preferred stock, and determine its terms, without a stockholder vote;

•	the classification of our board of directors, which effectively prevents stockholders from electing a majority of the directors at any one annual meeting of stockholders;

•	the limitation that directors may be removed only for cause by the affirmative vote of the holders of two-thirds of our shares of capital stock entitled to vote;

•	the prohibition against stockholder actions by written consent;

•	the inability of stockholders to call a special meeting of stockholders; and

•	advance notice requirements for stockholder proposals and director nominations.

ITEM 6.	EXHI BITS

Exhibits:

10.1	Second Amendment and Note Modification Agreement, dated December 28, 2006 by and among KVH Industries, Inc. (the “Borrower”), and Bank of America, N.A. (the “Bank”) (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed with the SEC on January 3, 2007)

31.1	Rule 13a-14(a)/15d-14(a) certification of principal executive officer

31.2	Rule 13a-14(a)/15d-14(a) certification of principal financial officer

32.1	Section 1350 certification of principal executive officer

32.2	Section 1350 certification of principal financial officer

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 8, 2007

KVH Industries, Inc.

By:	/s/ Patrick J. Spratt
Patrick J. Spratt
(Duly Authorized Officer and
Chief Financial and Accounting Officer)

Exhibit Index

Exhibit	Description
10.1	Second Amendment and Note Modification Agreement, dated December 28, 2006 by and among KVH Industries, Inc. (the “Borrower”), and Bank of America, N.A. (the “Bank”) (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed with the SEC on January 3, 2007)

31.1	Rule 13a-14(a)/15d-14(a) certification of principal executive officer

31.2	Rule 13a-14(a)/15d-14(a) certification of principal financial officer

32.1	Section 1350 certification of principal executive officer

32.2	Section 1350 certification of principal financial officer