Form 10-Q
period 2007-06-30
KVH INDUSTRIES INC \DE\
filed 2007-08-08
CIK 1007587

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2007

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Date	Class	Outstanding shares
August 6, 2007	Common Stock, par value $0.01 per share	15,052,251

KVH INDUSTRIES, INC. AND SUBSIDIARY

Form 10-Q

IN DEX

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

KVH INDUSTRIES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts, unaudited)

	June 30, 2007	December 31, 2006
Current assets:
Cash and cash equivalents	$13,894	$15,781
Marketable securities	39,987	38,958
Accounts receivable, net of allowance for doubtful accounts of $724 in 2007 and $693 in 2006	14,168	10,556
Costs and estimated earnings in excess of billings on uncompleted contracts	29	183
Inventories	8,703	9,043
Prepaid expenses and other assets	881	680
Deferred income taxes	165	165

Total current assets	77,827	75,366

Property and equipment, net	11,158	9,569
Other non-current assets	79	155
Deferred income taxes	3,334	3,334

Total assets	$92,398	$88,424

Current liabilities:
Accounts payable	$3,073	$2,639
Accrued compensation and employee-related expenses	2,181	2,783
Accrued other	2,612	1,748
Accrued professional services	488	539
Accrued product warranty costs	748	539
Current portion of long-term debt	128	123

Total current liabilities	9,230	8,371

Long-term debt excluding current portion	2,093	2,158
Deferred revenue	60	99

Total liabilities	11,383	10,628

Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 1,000,000 shares; none issued	—	—
Common stock, $0.01 par value. Authorized 20,000,000 shares; issued and outstanding 15,040,376 as of June 30, 2007 and 14,866,212 as of December 31, 2006	150	149
Additional paid-in capital	90,157	88,511
Accumulated deficit	(9,272)	(10,830)
Accumulated other comprehensive loss	(20)	(34)

Total stockholders’ equity	81,015	77,796

Total liabilities and stockholders’ equity	$92,398	$88,424

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

ITEM 1.	Financial Statements (continued)

KVH INDUSTRIES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share amounts, unaudited)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Net sales	$23,247	$21,968	$43,645	$42,257
Cost of sales	13,382	13,373	26,186	24,842

Gross profit	9,865	8,595	17,459	17,415

Operating expenses:
Sales, marketing and support	3,779	3,428	7,791	7,273
Research and development	2,530	1,973	4,728	4,142
General and administrative	2,339	1,790	4,123	3,685

Income from operations	1,217	1,404	817	2,315

Other income (expense):
Interest income, net	644	515	1,293	968
Other expense	(28)	(4)	(41)	(25)

Income before income taxes	1,833	1,915	2,069	3,258

Income taxes	332	229	511	318

Net income	$1,501	$1,686	$1,558	$2,940

Per share information:
Net income per share
Basic and diluted	$0.10	$0.11	$0.10	$0.20

Number of shares used in per share calculation:
Basic	15,016	14,773	14,962	14,729

Diluted	15,031	14,893	14,997	14,860

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

ITEM 1.	Financial Statements (continued)

KVH INDUSTRIES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Six months ended June 30,
	2007	2006
Cash flows from operating activities:
Net income	$1,558	$2,940
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,080	1,013
Deferred income taxes	—	39
Compensation expense related to stock options and employee stock purchase plan	525	466
Provision (recovery) for doubtful accounts, net	53	(3)
Loss on foreign currency forward exchange contracts	108	126
Gain on disposal of equipment	—	(23)
Changes in operating assets and liabilities:
Accounts receivable	(3,665)	891
Costs and estimated earnings in excess of billings on uncompleted contracts	154	(46)
Inventories	340	(871)
Prepaid expenses and other assets	(201)	268
Accounts payable	45	(79)
Accrued expenses	224	(170)
Deferred revenue	(39)	124

Net cash provided by operating activities	182	4,675

Cash flows from investing activities:
Purchase of marketable securities	(43,792)	(15,761)
Maturities and sales of marketable securities	42,777	13,800
Capital expenditures	(2,280)	(1,918)
Proceeds from sale of equipment	—	27
Other long-term assets	76	9

Net cash used in investing activities	(3,219)	(3,843)

Cash flows from financing activities:
Repayments of long term debt	(60)	(56)
Proceeds from stock options and employee stock purchase plan	1,217	1,105
Payment of stock registration fees	(7)	—

Net cash provided by financing activities	1,150	1,049

Net (decrease) increase in cash and cash equivalents	(1,887)	1,881
Cash and cash equivalents at beginning of period	15,781	14,160

Cash and cash equivalents at end of period	$13,894	$16,041

Supplemental disclosure of noncash investing activity:
Change in accounts payable related to fixed asset additions	$389	$—
Supplemental disclosure of noncash finance activity:
Employee stock purchase plan activity	$7	$—
Stock received for option exercise	$244	$—
Retirement of treasury stock	$244	$—

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

ITEM 1.	Financial Statements (continued)

KVH INDUSTRIES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Unaudited, all amounts in thousands except share and per share amounts)

(1)	Description of Business

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

The accompanying condensed consolidated financial statements of KVH Industries, Inc. and its wholly owned subsidiary, KVH Europe A/S (collectively, KVH or the Company), have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission regarding interim financial reporting. Given that KVH Europe A/S operates as the Company’s European and international distributor, all of its operating expenses are reflected within sales, marketing and support within the accompanying condensed consolidated statements of operations. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year presentation. The condensed consolidated financial statements have not been audited by our independent registered public accounting firm, but include all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations, and cash flows for the periods presented. These condensed consolidated financial statements do not include all disclosures associated with annual financial statements and accordingly should be read in conjunction with the Company’s consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K filed on March 16, 2007 with the Securities and Exchange Commission. The results for the three and six months ended June 30, 2007 are not necessarily indicative of operating results for the remainder of the year.

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

The Company recognizes stock-based compensation in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment”. Stock-based compensation expense was $312 and $233 for the three months ended June 30, 2007 and June 30, 2006, respectively and $525 and $466 for the six months ended June 30, 2007 and June 30, 2006, respectively. As of June 30, 2007, there was approximately $2.8 million of total unrecognized compensation expense related to stock-based compensation arrangements, which is expected to be recognized over a weighted-average period of 2.75 years.

The Company did not grant any options for the three months ended June 30, 2007. The fair value of stock options granted for the six months ended June 30, 2007, was estimated as of the date of grant using the Black-Scholes option-pricing model. The weighted-average assumptions used to value options as of their grant date were as follows:

	Six months ended June 30,
	2007	2006
Risk-free interest rate	4.46%	4.39%
Expected volatility	49.6%	54.1%
Expected life (in years)	4.13	4.42
Dividend yield	N/A	N/A

(5)	Net Income Per Common Share

Basic net income per share is calculated based on the weighted average number of common shares outstanding during the period. Diluted net income per share incorporates the dilutive effect of common stock equivalent options, warrants and other convertible securities, if any, as determined with the treasury stock accounting method. For the three and six months ended June 30, 2007, options to purchase 1,440,273 and 1,440,173 shares of common stock, respectively, have been excluded from the calculation of diluted net income per share, as inclusion would be anti-dilutive. For the three and six months ended June 30, 2006, options to purchase 901,185 and 1,139,660 shares of common stock, respectively, have been excluded from the calculation of diluted net income per share, as inclusion would be anti-dilutive.

A reconciliation of the basic and diluted weighted average common shares outstanding is as follows:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Weighted average common shares outstanding – basic	15,016,249	14,773,318	14,962,249	14,729,168
Dilutive common shares issuable in connection with stock plans	15,107	119,824	35,213	130,563

Weighted average common shares outstanding – diluted	15,031,356	14,893,142	14,997,462	14,859,731

KVH INDUSTRIES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Unaudited, all amounts in thousands except share and per share amounts)

(6)	Inventories

Inventories are stated at the lower of cost or market using the first-in first-out costing method. Inventories as of June 30, 2007 and December 31, 2006 include the costs of material, labor, and factory overhead. Components of inventories consist of the following:

	June 30, 2007	December 31, 2006
Raw materials	$5,028	$5,553
Work in process	1,144	604
Finished goods	2,531	2,886

	$8,703	$9,043

(7)	Comprehensive Income

Comprehensive income includes net income and other comprehensive income. Other comprehensive income includes the effects of unrealized gains or losses on available-for-sale marketable securities that are separately included in accumulated other comprehensive income within stockholders’ equity. The Company’s comprehensive income for the periods presented is as follows:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Net income	$1,501	$1,686	$1,558	$2,940
Unrealized gain on available-for-sale securities	—	23	14	25

Total comprehensive income	$1,501	$1,709	$1,572	$2,965

(8)	Product Warranty

The Company’s products carry limited warranties that range from one to two years and vary by product. The warranty period begins on the date of retail purchase by the original purchaser. The Company accrues estimated product warranty costs at the time of sale and any additional amounts are recorded when such costs are probable and can be reasonably estimated. Factors that affect the Company’s warranty liability include the number of units sold, historical and anticipated rates of warranty repairs and the cost per repair. Warranty and related costs are reflected within sales, marketing and support in the accompanying statements of operations. As of June 30, 2007 and December 31, 2006, the Company had accrued product warranty costs of $748 and $539, respectively. The following table summarizes product warranty activity for the periods presented:

	Six months ended June 30,
	2007	2006
Beginning balance	$539	$611
Charges to expense	581	237
Costs incurred	(372)	(279)

Ending balance	$748	$569

KVH INDUSTRIES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Unaudited, all amounts in thousands except share and per share amounts)

(9)	Segment Reporting

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

The Company operates in two geographic segments, exclusively in the mobile communications, navigation and guidance equipment industry, which it considers to be a single business activity. The Company has two primary product categories: mobile communication and navigation, guidance and stabilization. Mobile communication sales and services include automotive, marine and land mobile communication equipment, such as satellite-based telephone, television and broadband Internet connectivity services. Defense sales and services include sales of some commercial marine and defense-related navigation, guidance and stabilization equipment based upon digital compass and fiber optic sensor technology. Defense services also include development contract revenue.

The following table summarizes information regarding the Company’s operations by geographic segment:

	Sales Originating From
	North America	Europe	Total
Three months ended June 30, 2007
Mobile communication sales to the United States and Canada	$11,856	$—	$11,856
Mobile communication sales to Europe	348	4,065	4,413
Mobile communication sales to other geographic areas	100	1,128	1,228
Defense sales to the United States and Canada	4,814	—	4,814
Defense sales to Europe	540	—	540
Defense sales to other geographic areas	396	—	396
Intercompany sales	3,208	—	3,208

Subtotal	21,262	5,193	26,455
Eliminations	(3,208)	—	(3,208)

Net sales	$18,054	$5,193	$23,247

Segment net income	$855	$646	$1,501
Depreciation and amortization	$558	$1	$559
Total assets	$87,485	$4,913	$92,398

Three months ended June 30, 2006
Mobile communication sales to the United States and Canada	$11,856	$—	$11,856
Mobile communication sales to Europe	129	3,106	3,235
Mobile communication sales to other geographic areas	175	1,498	1,673
Defense sales to the United States and Canada	4,763	—	4,763
Defense sales to Europe	256	—	256
Defense sales to other geographic areas	185	—	185
Intercompany sales	2,753	54	2,807

Subtotal	20,117	4,658	24,775
Eliminations	(2,753)	(54)	(2,807)

Net sales	$17,364	$4,604	$21,968

Segment net income	$1,197	$489	$1,686
Depreciation and amortization	$523	$10	$533
Total assets	$82,459	$4,351	$86,810

KVH INDUSTRIES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Unaudited, all amounts in thousands except share and per share amounts)

(9)	Segment Reporting (continued)

	Sales Originating From
	North America	Europe	Total
Six months ended June 30, 2007
Mobile communication sales to the United States and Canada	$23,220	$—	$23,220
Mobile communication sales to Europe	428	7,800	8,228
Mobile communication sales to other geographic areas	225	1,880	2,105
Defense sales to the United States and Canada	8,795	—	8,795
Defense sales to Europe	766	—	766
Defense sales to other geographic areas	531	—	531
Intercompany sales	5,316	—	5,316

Subtotal	39,281	9,680	48,961
Eliminations	(5,316)	—	(5,316)

Net sales	$33,965	$9,680	$43,645

Segment net income	$467	$1,091	$1,558
Depreciation and amortization	$1,069	$11	$1,080
Total assets	$87,485	$4,913	$92,398

Six months ended June 30, 2006
Mobile communication sales to the United States and Canada	$22,610	$—	$22,610
Mobile communication sales to Europe	232	6,098	6,330
Mobile communication sales to other geographic areas	381	1,823	2,204
Defense sales to the United States and Canada	9,247	—	9,247
Defense sales to Europe	698	—	698
Defense sales to other geographic areas	1,168	—	1,168
Intercompany sales	4,656	56	4,712

Subtotal	38,992	7,977	46,969
Eliminations	(4,656)	(56)	(4,712)

Net sales	$34,336	$7,921	$42,257

Segment net income	$2,280	$660	$2,940
Depreciation and amortization	$993	$20	$1,013
Total assets	$82,459	$4,351	$86,810

(10)	Legal Matters

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

On July 26, 2007, KVH entered into agreements to settle each of these three matters. Pursuant to the terms of the settlements, plaintiffs and their attorneys will receive an aggregate cash payment of $5.3 million, all of which will be paid by KVH’s insurance carrier. KVH also agreed to adopt, formalize, or reconfirm adherence to certain corporate governance policies and practices. The settlements are subject to notice to shareholders and approval by the U.S. District Court for the District of Rhode Island and the Rhode Island Superior Court. On July 27, 2007, plaintiffs filed an unopposed motion for preliminary approval of the settlement of the federal securities class action. The court has set a hearing date on this motion for August 23, 2007 and we expect that plaintiff will file a motion for preliminary approval of the state court derivative action in the near future.

In May 2005, Electronic Controlled Systems, Inc., d/b/a King Controls, filed a patent infringement suit against KVH in the U.S. District Court for the District of Minnesota. The three asserted patents relate generally to controlling a satellite dish to acquire a satellite signal. The complaint alleges that KVH willfully infringes the patents and seeks injunctive relief, enhanced damages and attorneys’ fees. KVH has denied the allegations and asserted counterclaims, including claims for false advertising. In January 2006, Electronic Controlled Systems, Inc., d/b/a/ King Controls, filed a second patent infringement suit against KVH in the U.S. District Court for the District of Minnesota. The second suit concerns one of the same three patents asserted in the original suit filed in May 2005, alleges that KVH willfully infringes the patent and seeks both preliminary and permanent injunctive relief, enhanced damages and attorneys fees. KVH has denied the allegations and asserted counterclaims. The court denied the plaintiff’s motion for a preliminary injunction after a hearing on May 30, 2006. These two cases are now consolidated. An adverse ruling could result in an injunction preventing KVH from selling its TracVision products, other than those using phased-array antennas, and in significant monetary damages based, in part, on sales of those products since at least March 2005. Pursuant to a settlement agreement, the parties stipulated to the dismissal of the false advertising counterclaims. A trial is scheduled for August 2007.

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

(11)	Recent Accounting Pronouncements (continued)

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

(12)	Subsequent Event

On July 26, 2007, the Company’s Board of Directors authorized a new program to repurchase up to one million shares of the Company’s common stock. The repurchase program will be funded using the Company’s existing cash, marketable securities and future cash flows. Under the repurchase program, the Company, at management’s discretion, may repurchase shares on the open market from time to time, in privately negotiated transactions or block transactions, or through an accelerated repurchase agreement. The timing of such repurchases, if any, will depend on availability of shares, price, market conditions, alternative uses of capital, and applicable regulatory requirements. The program may be modified, suspended or terminated at any time without prior notice. The repurchase program has no expiration date.

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

	Three months ended June 30, (in thousands)		Six months ended June 30, (in thousands)
	2007	2006	2007	2006
Mobile communications	$17,497	$16,764	$33,553	$31,144
Defense	5,750	5,204	10,092	11,113

Net sales	$23,247	$21,968	$43,645	$42,257

In addition to revenue from product sales, our mobile communications revenue includes revenue earned from product repairs, revenue from satellite phone and Internet usage services, and certain DIRECTV account referral fees earned in conjunction with the sale of our products. We provide, for a fee, third-party satellite phone and Internet airtime to our TracPhone and Internet customers who choose to activate their subscriptions with us. Under current DIRECTV programs, we are eligible to receive a one-time, new mobile account activation fee from DIRECTV for each customer who activates their DIRECTV service directly through us. Our defense revenue primarily includes product sales to both military and commercial markets and, to a lesser extent, revenue from product repairs and engineering services provided under development contracts. To date, our non-product revenue such as: revenues earned from product repairs, satellite phone, engineering services under development contracts, Internet usage services and DIRECTV activations have not been a material portion of our revenue individually. In the aggregate, such revenues represented approximately 8% and 12% of total net sales for the three months ended June 30, 2007 and 2006, and approximately 8% and 9% of total net sales for the six months ended June 30, 2007 and 2006, respectively.

Our defense business is characterized by a small number of customers who place relatively large dollar value orders. Orders for our defense products typically range in size from several hundred thousand dollars to over one million dollars. Accordingly, our quarterly net sales of defense products usually consist of a relatively small number of orders. Each order can have a significant impact on our net sales, and because our defense products generally have higher margins than our mobile communications products, each order can have an impact on our net income that is disproportionately large relative to the revenue generated by the order.

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

As described in our Form 10-K for the year ended December 31, 2006, our most critical accounting policies and estimates upon which our consolidated financial statements were prepared were those relating to revenue recognition, allowances for accounts receivable, inventories, income taxes and contingencies. We have reviewed our policies and determined that these remain our most critical accounting policies for the quarter ended June 30, 2007. Readers should refer to our 2006 Form 10-K for the detailed descriptions of these policies.

Results of Operations

The following table provides, for the periods indicated, certain financial data expressed as a percentage of net sales:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	57.6	60.9	60.0	58.8

Gross profit	42.4	39.1	40.0	41.2

Operating expenses:
Sales, marketing and support	16.3	15.6	17.9	17.2
Research and development	10.9	9.0	10.8	9.8
General and administrative	10.0	8.1	9.4	8.7

Total operating expenses	37.2	32.7	38.1	35.7

Income from operations	5.2	6.4	1.9	5.5
Other income, net	2.7	2.3	2.9	2.2

Income before income taxes	7.9	8.7	4.8	7.7
Income taxes	(1.4)	(1.0)	(1.2)	(0.7)

Net income	6.5%	7.7%	3.6%	7.0%

Three Months Ended June 30, 2007 and 2006

Operating Summary

Net income for the three months ended June 30, 2007 was $1.5 million, or $0.10 per diluted common share, as compared to net income of $1.7 million, or $0.11 per diluted common share for the three months ended June 30, 2006. The primary factor behind the decrease in net income was attributable to a $1.5 million, or 20% increase in operating expenses, to $8.6 million. Specifically, for the three months ended June 30, 2007, sales, marketing and support expense increased by $0.4 million, or 10%, to $3.8 million from $3.4 million, driven by a continuation of new product introductions, coupled with an increase in warranty costs associated with mobile communications products. Research and development expense increased by $0.5 million, or 28%, to $2.5 million from $2.0 million, resulting from a reduction in customer-funded projects. In addition, general and administrative expense increased by $0.5 million, or 31%, to $2.3 million from $1.8 million, primarily due to increased legal expenses incurred in connection with pending litigation. The increase in operational expenses was partially offset by an increase in net sales of our relatively higher margin defense-related products and marine mobile communications products, resulting in an increase in gross profit of $1.3 million, or 15%, to $9.9 million.

Net Sales

Net sales for the three months ended June 30, 2007 increased $1.3 million, or 6%, to $23.3 million from $22.0 million for the three months ended June 30, 2006. The primary reason for the improvement was an increase in sales of our mobile communications products of $0.7 million, or 4%, to $17.5 million. Specifically, for the three months ended June 30, 2007, sales of our marine products increased $1.4 million, or 12%, to $12.3 million. This increase was primarily a result of demand for our new TracVision (M) series satellite television products that were launched in the first quarter of 2007. Offsetting the increase was a decrease in sales of our land mobile communications products of $0.7 million, or 11%, due in part to a decline in sales of our recreational vehicle products versus the comparable quarter in 2006, which was the first full quarter of shipments for the TracVision R6 system.

Sales of our defense-related products increased by $0.6 million, or 11%, to $5.7 million. Specifically, sales of our fiber optic gyro products increased approximately $0.6 million, or 31%, driven primarily by increased sales in support of the U.S. Navy’s MK54 torpedo program and a large order for a U.S. military training simulator system. Also contributing to the improvement was an increase in our military navigation product revenue of $0.6 million, or 43%, driven largely by increased demand and sales volume related to our TACNAV products. Offsetting the increases in revenue from sales of fiber optic gyro and military navigation products was a net decrease in contract engineering, repair services work and legacy navigation products of $0.7 million.

Cost of Sales

For the three months ended June 30, 2007, costs of sales were fairly consistent with the year-ago period at $13.4 million. The primary reason for costs of sales being consistent, despite our overall 6% increase in net sales discussed above, is due to an overall increase in net sales of our relatively higher margin defense-related products and marine mobile communications products for the three-month period ended June 30, 2007. Also contributing to the improvement was our ability to source components and sub-assemblies with lower cost suppliers in 2007. Our higher overall sales volumes led to improved absorption of fixed operating costs.

Gross margin for the three months ended June 30, 2007 increased to 42% from 39% for the three-month period ended June 30, 2006. The primary reason for the increase in gross margin was the overall increase in net sales of our relatively higher margin defense-related products and marine mobile communications products during the three-month period ended June 30, 2007. Also contributing to the improved gross margin were cost reductions to components and sub-assemblies, along with improved absorption of fixed operational costs discussed above. Given that we expect third quarter 2007 defense-related revenue to substantially decrease compared to the second quarter, we expect that gross margin percentage in the third quarter will be approximately equal to first quarter 2007 levels.

Operating Expenses

Sales, marketing and support expense for the three months ended June 30, 2007 increased by $0.4 million, or 10%, to $3.8 million from $3.4 million for the three months ended June 30, 2006. As a percentage of net sales, sales, marketing and support expense remained fairly consistent on a year over year basis, representing 16% for both the three months ended June 30, 2007 and 2006. The primary reason for the increase in 2007 is the continuation of new product introductions in the quarter, both in the United States and internationally, coupled with an increase in warranty costs associated with mobile communications products. We anticipate that, in future quarters, sales, marketing and support expense as a percentage of revenue will continue to reflect some variability as we grow and introduce new products such as our TracPhone V7 and Recreational Vehicle SlimLine Satellite Television Systems, and due to the seasonality of our marine and land mobile communication products.

Research and development expense for the three months ended June 30, 2007 increased by $0.5 million, or 28%, to $2.5 million from $2.0 million for the three months ended June 30, 2006. As a percentage of net sales, research and development expense increased during the quarter ended June 30, 2007 to 11% from 9% for the quarter ended June 30, 2006. The primary reason for the increase in 2007 was a reduction in customer-funded projects. Consequently, we reported a higher level of research and development expense in operating expenses, even though our absolute level of engineering investment had a minimal change compared to the comparable period in 2006. We anticipate that, in future quarters, research and development expense as a percentage of revenue will be relatively stable, but could show some variability as we continue our commitment to bring new products to market, and as customer funding varies.

General and administrative expense for the three months ended June 30, 2007 increased by $0.5 million, or 31%, to $2.3 million from $1.8 million, for the three months ended June 30, 2006. As a percentage of net sales, general and administrative increased during the quarter ended June 30, 2007 to 10% from 8% for the quarter ended June 30, 2006. The primary reason for the increase in 2007 is legal expenses incurred largely in connection with pending litigation. We anticipate that, for the third quarter of 2007, general and administrative expense as a percentage of revenue will be well above second quarter levels, primarily due to continuing legal expenses to be incurred related to a patent infringement lawsuit, which was initially scheduled to go to trial in June, but was rescheduled to August 2007, due to an overbooked trial docket (see Part II, Item 1. “Legal Proceedings”), along with a seasonally lower level of revenue in the third quarter.

Interest and Other Income, Net

Interest and other income, net for the three months ended June 30, 2007, increased by $0.1 million to $0.6 million from $0.5 million for the three months ended June 30, 2006. The primary reason for the increase is increased interest income of $0.1 million in the 2007 period on cash and marketable securities, resulting from higher interest rates, and a higher average amount of cash invested in marketable securities during the three months ended June 30, 2007.

Income Taxes

Income tax expense for the three months ended June 30, 2007 increased by $0.1 million to $0.3 million from $0.2 million for the three months ended June 30, 2006. Tax expense for the three months ended June 30, 2007 relates primarily to foreign income tax due based on pre-tax income generated from our wholly owned subsidiary in Denmark. The primary reason for the increase in 2007 was an increase of $0.2 million in pre-tax income from our Danish subsidiary. We expect that substantially all of our 2007 taxable income generated from our U.S. operations will be offset by both federal and state net operating losses generated by us in prior years. Accordingly, we expect that tax expense generated by our U.S. operations in 2007 will made up primarily of federal alternative minimum tax and to a lesser extent certain state tax expense. Taxable income generated by our subsidiary in Denmark will be subject to taxation at the Danish statutory rates as we have no net operating loss carry-forwards or tax credits available to offset current or future taxable income in that jurisdiction.

We regularly evaluate our valuation allowance recorded against our net deferred tax assets. Should we continue to generate net income in 2007 and project net income for 2008 and beyond, we may determine, after considering all available objective and subjective evidence, that is more likely than not that all of our net deferred tax asset would be realized. Should that determination be made, we would reverse all or portion of our deferred tax asset valuation allowance at such time and recognize a reduction of income tax expense (as of June 30, 2007 such reduction would have been $2.6 million). In addition, because a portion of our deferred tax asset was generated from excess tax deductions from share-based payment awards, pursuant to SFAS No. 123(R), a portion of any such valuation allowance reversal would be recorded to additional paid-in capital when the deduction reduces tax payable (as of June 30, 2007 such reduction would have been $2.2 million).

Six Months Ended June 30, 2007 and 2006

Operating Summary

Net income for the six months ended June 30, 2007 was $1.6 million, or $0.10 per diluted common share, as compared to net income of $2.9 million, or $0.20 per diluted common share for the six months ended June 30, 2006. The primary factor behind the decrease in net income was attributable to a $1.5 million, or 10% increase in operating expenses, to $16.6 million. Specifically, for the six months ended June 30, 2007, sales, marketing and support expense increased by $0.5 million, or 7%, to $7.8 million from $7.3 million, driven by a continuation of new product introductions, coupled with an increase in warranty costs associated with mobile communications products. Research and development expense increased by $0.6 million, or 14%, to $4.7 million from $4.1 million, resulting from a reduction in customer-funded projects. In addition, general and administrative expense increased by $0.4 million, or 12%, to $4.1 million from $3.7 million, primarily due to increased legal expenses incurred in connection with pending litigation. Also contributing to the decrease in net income was a $1.0 million, or 9% decrease in sales of our defense-related products, which included a $2.1 million, or 43%, decrease in our relatively higher margin military navigation product sales, driven largely by decreased sales volume related to our TACNAV products. This decrease was partially offset by an increase in sales of our mobile communications products of $2.4 million, or 8%, to $33.6 million.

Net Sales

Net sales for the six months ended June 30, 2007 increased $1.4 million, or 3%, to $43.7 million from $42.3 million for the six months ended June 30, 2006. The primary reason for the improvement was an increase in sales of our mobile communications products of $2.4 million, or 8%, to $33.6 million. Specifically, for the six months ended June 30, 2007, sales of our marine products increased $2.3 million, or 11%, to $23.1 million. This increase was primarily a result of demand for our new TracVision (M) series satellite television products that were launched in the first quarter of 2007.

Sales of our defense-related products decreased by $1.0 million, or 9%, to $10.1 million. Specifically, sales of our military navigation products decreased $2.1 million, or 43%, driven largely by decreased demand and sales volume related to our TACNAV products. Also contributing to the decrease was a $0.5 million net decrease in contract engineering, repair service work and legacy navigation products. Offsetting the decreases was an increase in sales of our fiber optic gyro products of $1.5 million, or 41%, driven primarily by increased sales in support of the U.S. Navy’s MK54 torpedo program and the U.S. Army’s remotely operated weapons station program, along with a large order for a U.S. military training simulator.

Cost of Sales

For the six months ended June 30, 2007, cost of sales increased by $1.4 million, or 5%, to $26.2 million from $24.8 million for the six months ended June 30, 2006. The primary reason for the increase is the increase in overall sales discussed above. The percentage increase for the six months ended June 30, 2007 is slightly more than our overall percentage increase in sales during that period, however, due to a shift in sales mix toward our relatively lower margin mobile communications products.

Gross margin for the six months ended June 30, 2007 was 40% compared to 41% for the six months ended June 30, 2006. The primary reason for the decrease in gross margin was the overall decrease in net sales of our relatively higher margin defense-related products during the six months ended June 30, 2007, partially offset by our ability to source components and sub-assemblies with lower cost suppliers in 2007.

Operating Expenses

Sales, marketing and support expense for the six months ended June 30, 2007 increased by $0.5 million, or 7%, to $7.8 million from $7.3 million for the six months ended June 30, 2006. As a percentage of net sales, year-to-date sales, marketing and support expense increased to 18% in 2007 from 17% in 2006. The increase in sales, marketing and support expense for the six months ended June 30, 2007 is primarily the result of the continuation of new product introductions, both in the United States and internationally, coupled with an increase in warranty costs associated with mobile communications products.

Research and development expense for the six months ended June 30, 2007 increased by $0.6 million or 14%, to $4.7 million from $4.1 million for the six months ended June 30, 2006. As a percentage of net sales, year-to-date research and development expense increased to 11% in 2007 from 10% in 2006. The increase in research and development expense for the six months ended June 30, 2007 is primarily attributed to a reduction in customer-funded projects. Consequently, we reported a higher level of research and development expense in operating expenses, even though our absolute level of engineering investment had a minimal change compared to the comparable period in 2006.

General and administrative expense for the six months ended June 30, 2007 increased by $0.4 million, or 12%, to $4.1 million from $3.7 million for the six months ended June 30, 2006. As a percentage of net sales, year-to-date general and administrative expense remained fairly consistent on a year over year basis, representing 9% for both the six months ended June 30, 2007 and 2006. The increase in general and administrative expense for the six months ended June 30, 2007 is primarily attributed to $0.6 million of increased legal expenses incurred largely in connection with pending litigation (see Part II, Item 1. “Legal Proceedings”). Offsetting the increase was a decrease in employee salary and wages of $0.2 million from reductions in personnel.

Interest and Other Income, Net

Interest and other income, net for the six months ended June 30, 2007 increased by $0.3 million to $1.2 million from $0.9 million for the six months ended June 30, 2006. The primary reason for the increase is due to increased interest income of $0.3 million in the 2007 period on cash and marketable securities, resulting from higher interest rates, and a higher average amount of cash invested in marketable securities for the six months ended June 30, 2007.

Income Taxes

Income tax expense for the six months ended June 30, 2007 increased by $0.2 million to $0.5 million from $0.3 million for the six months ended June 30, 2006. Tax expense for the six months ended June 30, 2007 relates primarily to foreign income tax due based on pre-tax income generated from our wholly owned subsidiary in Denmark. The primary reason for the increase in 2007 was an increase of $0.6 million in pre-tax income from our Danish subsidiary. We expect that substantially all of our 2007 taxable income generated from our U.S. operations will be offset by both federal and state net operating losses generated by us in prior years. Accordingly, we expect that tax expense generated by our U.S. operations in 2007 will made up primarily of federal alternative minimum tax and to a lesser extent certain state tax expense. Taxable income generated by our subsidiary in Denmark will be subject to taxation at the Danish statutory rates as we have no net operating loss carry-forwards or tax credits available to offset current or future taxable income in that jurisdiction.

Liquidity and Capital Resources

We have historically funded our operations primarily from cash flows from operations, net proceeds from public and private equity offerings, bank financings and proceeds received from exercises of stock options. As of June 30, 2007, we had $53.9 million in cash, cash equivalents and marketable securities, and $68.6 million in working capital.

For the six months ended June 30, 2007, we generated $0.2 million in cash from operations as compared to net cash generated from operations of $4.7 million for the six months ended June 30, 2006. The decrease is primarily due to a $4.6 million decrease in cash inflows attributable to changes in accounts receivable, coupled with a $1.4 million decrease in net income, and a $0.5 million increase in cash outflows related to prepaid expenses and other assets. This decrease in cash generations was partially offset by a $0.5 million decrease in cash outflows related to increases in accrued expenses and accounts payable, and a $1.2 million decrease in cash outflows resulting from reduced inventory purchasing.

Net cash used in investing activities was $3.2 million for the six months ended June 30, 2007 as compared to net cash used in investing activities of $3.8 million for the six months ended June 30, 2006. The decrease is primarily due to a $0.9 million decrease in our net investment in marketable securities, partially offset by a $0.4 million increase in capital expenditures related predominately to construction project costs to perform renovations and capacity improvements on our corporate headquarters in Middletown, Rhode Island.

Net cash provided by financing activities was $1.1 million for the six months ended June 30, 2007 as compared to net cash provided by financing activities of $1.0 million for the six months ended June 30, 2006. The primary reason for the slight increase was a $0.1 million increase in proceeds received from the exercise of employee stock options.

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

Currently, we have a revolving loan agreement with a bank that provides for a maximum available credit of $15.0 million that expires on December 31, 2008. We pay interest on any outstanding amounts at a rate equal to, at our option, LIBOR plus 1.5%, or the greater of the Federal Funds Effective Rate plus 0.5% or the bank’s prime interest rate. The line of credit contains two financial covenants, a Leverage Ratio and a Fixed Change Ratio, that apply in the event that our consolidated cash, cash equivalents and marketable securities balance falls below $25.0 million at any time. We may terminate the loan agreement prior to its full term without penalty, provided we give 30 days advance written notice to the bank. As of June 30, 2007, no borrowings were outstanding under the facility.

We are a defendant in a lawsuit brought by Electronic Controlled Systems, Inc., d/b/a King Controls, alleging infringement of three of its patents. A trial is scheduled for August 2007. An adverse ruling could result in an injunction preventing KVH from selling its TracVision products, other than those using phased-array antennas, and in significant monetary damages based, in part, on sales of those products since at least March 2005.

In the first quarter of 2007, we commenced a construction project to have significant renovations performed on our corporate headquarters in Middletown, Rhode Island. Currently, we estimate the total construction costs to the building will be approximately $2.3 million, of which approximately $1.4 million of these construction costs have been paid and $0.3 million are included in accounts payable as of June 30, 2007. We anticipate the remaining construction expenditures will be incurred in third quarter of 2007 and will be paid with available cash on hand.

On July 26, 2007, our Board of Directors authorized a new program to repurchase up to one million shares of our common stock. The share repurchase will be funded using our existing cash, marketable securities and future cash flows.

We believe that the $53.9 million we hold in cash, cash equivalents and marketable securities, together with our other existing working capital, will be adequate to meet planned operating and capital requirements through the foreseeable future. However, as the need or opportunity arises, we may seek to raise additional capital through public or private sales of securities or through additional debt financing. There are no assurances that we will be able to obtain any additional funding or that such funding will be available on terms acceptable to us.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk exposure is in the area of foreign currency exchange risk. We are exposed to currency exchange rate fluctuations related to our subsidiary operations in Denmark. Certain transactions in Denmark are denominated in the Danish Krone or Euro, yet reported in the U.S. dollar, the functional currency. For foreign currency exposures existing at June 30, 2007, a 10% unfavorable movement in the foreign exchange rates for our subsidiary location would not expose us to material losses in earnings or cash flows.

From time to time, we purchase foreign currency forward exchange contracts generally having durations of no more than four months. These forward exchange contracts are intended to offset the impact of exchange rate fluctuations on cash flows of our foreign subsidiary. Forward exchange contracts are accounted for as cash flow hedges and are recorded on the balance sheet at fair value until executed. Changes in the fair value are recognized in earnings. For the quarter ended June 30, 2007 we recorded a loss of approximately $45,000 related to these contracts. Such loss is reflected within “other expense” in our 2007 condensed consolidated statement of operations for the six months ended June 30, 2007. As of June 30, 2007, we had three Euro to U.S. dollar forward currency exchange contracts outstanding with a total negative fair value of $19,000.

The primary objective of our investment activities is to preserve principal and maintain liquidity, while at the same time maximize income. We have not entered into any instruments for trading purposes. Some of the securities that we invest in may have market risk. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, investment grade asset-backed corporate securities, money market funds and government, government agency and non-government debt securities. As of June 30, 2007, a hypothetical 100 basis-point increase in interest rates would result in an approximate $41,000 decrease in the fair value of our investments that have maturities of greater than one year. Due to the conservative nature of our investments, the relatively short duration of their maturities, our ability to either convert some or all of our long-term investments to less interest rate-sensitive holdings or hold most securities until maturity, we believe interest rate risk is mitigated. As of June 30, 2007, approximately 90% of the $40.0 million classified as available-for-sale marketable securities will mature or reset within one year. We do not invest in any financial instruments denominated in foreign currencies. Accordingly, interest rate risk is not considered material.

To the extent that we borrow against our variable-rate credit facility, we will be subject to interest rate risk. There were no borrowings outstanding at June 30, 2007.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our president, chief executive officer, and chairman of the board and chief financial and accounting officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our president, chief executive officer, and chairman of the board and chief financial and accounting officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we record, process, summarize and report the information we must disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, within the time periods specified in the SEC’s rules and forms.

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

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2007, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On July 26, 2007, we entered into agreements to settle each of these three matters. Pursuant to the terms of the settlements, plaintiffs and their attorneys will receive an aggregate cash payment of $5.3 million, all of which will be paid by our insurance carrier. We also agreed to adopt, formalize, or reconfirm adherence to certain corporate governance policies and practices. The settlements are subject to notice to shareholders and approval by the U.S. District Court for the district of Rhode Island and the Rhode Island Superior Court. On July 27, 2007, plaintiffs filed an unopposed motion for preliminary approval of the settlement of the federal securities class action. The court has set a hearing date on this motion for August 23, 2007 and we expect that plaintiff will file a motion for preliminary approval of the state court derivative action in the near future.

In May 2005, Electronic Controlled Systems, Inc., d/b/a King Controls, filed a patent infringement suit against us in the U.S. District Court for the District of Minnesota. The three asserted patents relate generally to controlling a satellite dish to acquire a satellite signal. The complaint alleges that we willfully infringe the patents and seeks injunctive relief, enhanced damages and attorneys’ fees. We have denied the allegations and asserted counterclaims, including claims for false advertising. In January 2006, Electronic Controlled Systems, Inc., d/b/a/ King Controls, filed a second patent infringement suit against us in the U.S. District Court for the District of Minnesota. The second suit concerns one of the same three patents asserted in the original suit filed in May 2005, alleges that we willfully infringe the patent and seeks both preliminary and permanent injunctive relief, enhanced damages and attorneys fees. We have denied the allegations and asserted counterclaims. The court denied the plaintiff’s motion for a preliminary injunction after a hearing on May 30, 2006. These two cases are now consolidated. An adverse ruling could result in an injunction preventing us from selling our TracVision products, other than those using phased-array antennas, and in significant monetary damages based, in part, on sales of those products since at least March 2005. Pursuant to a settlement agreement, the parties stipulated to the dismissal of the false advertising counterclaims. A trial is scheduled for August 2007.

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

Although we generated net income during 2005 and 2006, and in fourteen of the last eighteen fiscal quarters, we incurred net losses of $6.1 million in 2004 and at times our profitability has fluctuated significantly on both a sequential and comparable quarter-to-quarter basis during 2005, 2006, and in the first quarter of 2007. As of June 30, 2007, we had an accumulated deficit of $9.3 million.

Shifts in our product sales mix toward our mobile communications products may continue to reduce our overall gross margins.

Our mobile communications products historically have had lower product gross margins than our defense products. During 2006, and in the first six months of 2007, sales of our defense products either declined or grew at a substantially lower rate than our overall sales growth, resulting in a small decline in our overall gross margin compared with the prior period. Although sales of defense products in each of 2006 and 2005 were slightly higher than the prior year, sales of our defense products declined in the first six months of 2007 compared to the first six months of 2006. A continuing shift in our product sales mix toward mobile communications products would likely cause lower gross margins in the future.

Pending patent litigation will cause us to incur substantial expenses to defend ourselves and could lead to a substantial judgment against us and/or an injunction preventing us from selling certain of our products.

We are a defendant in a lawsuit brought by Electronic Controlled Systems, Inc., d/b/a King Controls, alleging infringement of three of its patents by certain of our TracVision mobile satellite communications products. A trial is scheduled for August 2007. We are defending ourselves vigorously against these claims, and we expect that we will incur substantial expenses during the third quarter of 2007 and, depending on the length of the trial and its outcome, in subsequent quarters. There can be no assurance that the trial will not be postponed, that we will not have to pay significant damages or amounts in settlement, that we will not be enjoined from selling certain of our mobile satellite communications products, or that the suit will not otherwise have a materially adverse effect on our operations or financial performance

Competition may limit our ability to sell our mobile communications products and defense products.

The mobile communications markets and defense navigation, guidance and stabilization markets in which we participate are very competitive, and we expect this competition to persist and intensify in the future. We may not be able to compete successfully against current and future competitors, which could impair our ability to sell our products. To remain competitive, we must enhance our existing products and develop new products, and we may have to reduce the prices of our products. Moreover, new competitors may emerge, and entire product lines may be threatened by new technologies or market trends that reduce the value of those product lines. For example, improvements in less expensive wireless and cellular technologies may limit demand for land-based satellite telephone and Internet services. Likewise, emerging services like BGAN may be disruptive to the marine Internet, data, and communication services that we currently support.

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

In the marine market for satellite TV communications equipment, we compete with NaviSystem Marine Electronic Systems Srl, King Controls, Sea Tel, Inc., and Raymarine. In the marine market for telephone, fax, data and Internet communications equipment, we compete with Sea Tel, Inc., Furuno Electric Co., Ltd., Globalstar LP, Iridium Satellite LLC, and Japan Radio Company.

In the mobile Internet market supported by our TracNet 100 system, we may compete with such products as single-user EVDO cards for use with individual laptops; EVDO/WiFi hubs such as those manufactured by Kyocera and Top Global; proposed WiMAX services in urban areas; and Internet-via-satellite systems proposed by companies such as RaySat. Moreover, new competitors may surface in the future. Among the factors that may affect our ability to compete in our markets are the following:

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

The emergence of a competing small maritime VSAT antenna and complementary service or other, similar service could reduce the competitive advantage we believe we currently enjoy with our new 24” diameter TracPhone V7 antenna and integrated mini-VSAT Broadband service.

At this time, we believe that we are the only company offering access to maritime VSAT service employing spread spectrum technology and a 24” diameter, stabilized antenna. The TracPhone V7 system offers customers a range of benefits due to its integrated design, hardware costs lower than existing maritime VSAT systems, and spread spectrum technology. While there is not currently a competitor with a similar system and service, we do compete against companies like Sea Tel that offer established maritime VSAT service using antennas 1 meter in diameter or larger. In addition, the distinguishing features of our TracPhone V7 could be replicated by other companies, potentially reducing the appeal of our solution and adversely affecting sales. Likewise, consumers may elect to choose services such as Inmarsat Fleet or Fleet Broadband (when available), which KVH also supports, due to potentially lower hardware costs and global service coverage despite higher service costs and slower data rates.

Customers for our fiber optic gyro products and TACNAV include the U.S. military and foreign governments, whose purchasing and delivery schedules and priorities are often unpredictable.

We sell our fiber optic gyro systems as well as TACNAV vehicle navigation products to the U.S. military and foreign military and government customers, either directly or as a subcontractor to other manufacturers of military products. These customers often use a competitive bidding process and have unique purchasing and delivery requirements, which often make sales to these customers unpredictable. Factors that affect their purchasing and delivery decisions include:

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

These factors can cause substantial fluctuations in sales of fiber optic gyros and TACNAV products from period to period. For example, sales of our TACNAV products declined in the third and fourth quarter of 2006 and in the first quarter of 2007, compared with sales in the comparable periods of 2005 and 2006. Moreover, TACNAV and most of our other defense products must meet military quality standards, and our products may not continue to meet existing standards or more rigorous standards adopted in the future. Any failure to meet military contract specifications may produce delays as we attempt to improve our design, development, manufacturing or quality control processes. Furthermore, government customers and their contractors can generally cancel orders for our products for convenience or decline to exercise previously disclosed contract options. Even under firm orders with government customers, funding must usually be appropriated in the budget process in order for the government to complete the contract. The cancellation of or failure to fund orders for our products could substantially reduce our net sales and results of operations.

Sales of our fiber optic gyro systems and TACNAV products generally consist of a few large orders, and the delay or cancellation of a single order could substantially reduce our net sales.

Unlike our mobile communications products, our products sold to customers in the defense industry are purchased through orders that can generally range in size from several hundred thousand dollars to more than one million dollars. As a result, the delay or cancellation of a single order could materially reduce our net sales and results of operations. Because our defense products typically have relatively higher product gross margins than our mobile communications products, the loss of an order for defense products could have a disproportionately adverse effect on our results of operations.

Only a few customers account for a substantial portion of our defense revenues, and the loss of any of these customers could substantially reduce our net sales.

We derive a significant portion of our defense revenues from a small number of customers, including the U.S. Government. The loss of business from any of these customers could substantially reduce our net sales and results of operations and could seriously harm our business. Since we are often awarded a contract as a subcontractor to a major defense supplier that is engaged in a competitive bidding process as prime contractor for a major weapons procurement program, our revenues depend significantly of the success of the prime contractors with which we align ourselves.

The market for our mobile TV products for minivans, SUVs and other passenger vehicles is still emerging, and our business may not grow as we expect.

The market for our low profile automotive TracVision product is still in the early stage of development, which continues to make it difficult for us to predict customer demand accurately. For example, although revenue from sales of the automotive TracVision grew between 2004 and the second quarter of 2007, the sales trend has been below our original expectations.

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

Mobile Internet access on land is a market that is currently focused primarily on cell phones and Internet-enabled PDAs. We serve as a distributor of the MSN TV service to the marine, automotive, and RV markets and offer what we believe is a unique mobile Internet solution. Competing products based around high-speed cellular services are available for single users and in integrated EVDO/WiFi hubs. Our new TracPhone V7 and mini-VSAT Broadband satellite service offer significant opportunities to support maritime broadband applications. However, other technologies, such as proposed WiMAX networks and Internet-via-satellite options, such as BGAN and competing maritime VSAT services, may displace competing wireless services with regard to range and cost or offer a performance or cost advantage compared to the mini-VSAT Broadband service, preventing us from successfully marketing and selling mobile Internet systems in the mobile marketplace.

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

We rely on Inmarsat for satellite communications services for our mini-M- and Fleet-compatible TracPhone products. SES AMERICOM provides the satellite network to support the mini-VSAT Broadband service and our TracPhone V7. We rely on Telemar for TracNet 3.0 service in Europe.

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

We rely upon spread spectrum communications technology developed by ViaSat and fielded by SES AMERICOM to permit two-way broadband Internet via our 24” diameter TracPhone V7, and any disruption in the availability of this technology could adversely affect sales.

Our new mini-VSAT Broadband service relies on spread spectrum technology developed with ViaSat, Inc. for use with SES AMERICOM’s satellite network. Our TracPhone V7 two-way broadband satellite terminal combines our stabilized antenna technology with ViaSat’s ArcLight spread spectrum mobile broadband technology, along with a new maritime version of ViaSat’s ArcLight spread spectrum modem. The ArcLight technology is also integrated within the SES AMERICOM satellite hubs that support this service. Sales of the TracPhone V7 and our mini-VSAT Broadband service could be disrupted if SES AMERICOM were to elect to transition to a different spread spectrum technology or if there were issues with the availability of the ArcLight maritime modems.

Our right to continue offering mini-VSAT Broadband service using SES AMERICOM’s satellite network on an exclusive basis in certain geographic markets depends on our reaching certain annual revenue targets over each of the next five years, and either party may terminate the relationship if revenues in the first year of service do not meet certain minimum goals.

Under our agreement with SES AMERICOM, we cannot offer a mini-VSAT Broadband service utilizing technology that competes with SES AMERICOM’s technology. If another party has or introduces technology superior to that of SES AMERICOM, our sales might suffer, and we would not be able to offer a service using that alternative technology.

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

It has been our intent to develop an automotive satellite TV system designed to be integrated on or within the roof of a vehicle during the OEM manufacturing process. The timetable for potential OEM acceptance of a factory-installed system is uncertain, however, and our efforts to enter this market may not be successful. In particular, we must take into account the strength of the signals broadcast by satellite TV providers and corresponding requirements for antenna size, roof designs, space and weight constraints, environmental requirements, performance standards, and OEM price requirements, and we may encounter unanticipated difficulties in designing antennas that will satisfy all of the unique requirements of various vehicle configurations. Because different vehicles may require different designs, our manufacturing efficiency for these embedded or factory-installed antennas may be lower and we may generate lower margins than for the aftermarket version of the low profile TracVision. In addition, our success in entering this market will depend in part on the close cooperation of vehicle manufacturers, and we cannot be certain that we will obtain the necessary cooperation. The expenses we expect to incur in pursuing this market may have an adverse effect on our results of operations.

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

Future margin improvement for the low-profile TracVision will depend in part on additional significant cost reductions and higher production volumes.

Our product profit margins for our low profile TracVision automotive system have been low since its introduction. Although we have had success in improving profit margins since the introduction of the low profile TracVision in September 2003, we may be unable to achieve the additional cost reductions necessary to achieve our overall target profit margins. Although our cost reduction programs include obtaining volume purchasing discounts, sourcing of components from off-shore suppliers and redesigning certain components using lower cost materials and processes, technological, volume, or other challenges may prevent us from achieving all of the necessary cost reductions. Moreover, if the price of the low profile automotive TracVision is not attractive to a broad range of customers, we may be forced to further lower the price, which would further impair our product profit margins unless we are able to achieve corresponding cost reductions.

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

Our future success depends to a significant degree on the skills and efforts of Martin Kits van Heyningen, our co-founder, president, chief executive officer, and chairman of the board. If we lost the services of Mr. Kits van Heyningen, our business and operating results could be seriously harmed. We also depend on the ability of our other executive officers and members of senior management to work effectively as a team. None of our senior management or other key personnel is bound by an employment agreement. The loss of one or more of our executive officers or senior management members could impair our ability to manage our business effectively.

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

On July 27, 2007, we entered into agreements to settle each of these three matters. Pursuant to the terms of the settlements, plaintiffs and their attorneys will receive an aggregate cash payment of $5.3 million, all of which will be paid by our insurance carrier. We also agreed to adopt, formalize, or reconfirm adherence to certain corporate governance policies and practices. The settlements are subject to notice to shareholders and approval by the U.S. District Court for the district of Rhode Island and the Rhode Island Superior Court.

In the event the settlements are not approved by the U.S. District Court for the district of Rhode Island and the Rhode Island Superior Court, wee will vigorously defend ourselves in further proceedings related these claims. An unfavorable outcome or prolonged litigation could materially harm our business. Litigation of this nature is expensive and time-consuming and diverts the time and attention of our management. There can be no assurance that we will not have to pay significant damages or amounts in settlement if the litigations continue.

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

The strategy represents an action that we ordinarily would not take, but would take, if necessary, to realize an estimated $3.3 million in U.S. deferred tax assets based on approximately $8.5 million in estimated taxable gain from the sale of the building as of June 30, 2007.

The market price of our common stock may be volatile.

Our stock price has historically been volatile. From January 1, 2004 to June 30, 2007, the trading price of our common stock ranged from $27.75 to $6.61. Many factors may cause the market price of our common stock to fluctuate, including:

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

On May 23, 2007, we held our annual meeting of stockholders. Our stockholders elected Charles R. Trimble to serve as Class II director for a three-year term. In addition, the terms of office of our other directors, Mark S. Ain, Stanley K. Honey, Martin A. Kits van Heyningen, Robert W.B. Kits van Heyningen and Bruce J. Ryan, continued after our annual meeting of stockholders. Arent H. Kits van Heyningen retired as a director when his most recent term ended, effective as of the date of our annual meeting.

The votes cast to elect the director were:

	Votes In Favor	Votes Withheld	Broker Non-Votes
Charles R. Trimble	8,226,655	4,449,214	—

ITEM 6.	EXHIBITS

Exhibits:

3.1	Amended, Restated and Corrected Bylaws of KVH Industries, Inc. (incorporated by reference to Exhibit 3 to our current report on Form 8-K filed with the SEC on July 31, 2007)

10.1	Amended and Restated 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed with the SEC on July 31, 2007)

10.2	Amended and Restated 2003 Incentive and Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed with the SEC on July 31, 2007)

10.3	Amended and Restated 1996 Incentive and Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.3 to our current report on Form 8-K filed with the SEC on July 31, 2007)

31.1	Rule 13a-14(a)/15d-14(a) certification of principal executive officer

31.2	Rule 13a-14(a)/15d-14(a) certification of principal financial officer

32.1	Section 1350 certification of principal executive officer

32.2	Section 1350 certification of principal financial officer

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 8, 2007

KVH Industries, Inc.

By:	/s/ Patrick J. Spratt
Patrick J. Spratt
(Duly Authorized Officer and Chief Financial and Accounting Officer)

Exhibit Index

Exhibit	Description
3.1	Amended, Restated and Corrected Bylaws of KVH Industries, Inc. (incorporated by reference to Exhibit 3 to our current report on Form 8-K filed with the SEC on July 31, 2007)

10.1	Amended and Restated 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed with the SEC on July 31, 2007)

10.2	Amended and Restated 2003 Incentive and Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed with the SEC on July 31, 2007)

10.3	Amended and Restated 1996 Incentive and Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.3 to our current report on Form 8-K filed with the SEC on July 31, 2007)

31.1	Rule 13a-14(a)/15d-14(a) certification of principal executive officer

31.2	Rule 13a-14(a)/15d-14(a) certification of principal financial officer

32.1	Section 1350 certification of principal executive officer

32.2	Section 1350 certification of principal financial officer