Form 10-Q
period 2007-09-30
KVH INDUSTRIES INC \DE\
filed 2007-11-09
CIK 1007587

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2007

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Date	Class	Outstanding shares
November 2, 2007	Common Stock, par value $0.01 per share	15,070,078

KVH INDUSTRIES, INC. AND SUBSIDIARY

Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

KVH INDUSTRIES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts, unaudited)

	September 30, 2007	December 31, 2006
Current assets:
Cash and cash equivalents	$15,663	$15,781
Marketable securities	40,529	38,958
Accounts receivable, net of allowance for doubtful accounts of $734 as of September 30, 2007 and $693 as of December 31, 2006	10,135	10,556
Costs and estimated earnings in excess of billings on uncompleted contracts	40	183
Inventories	10,061	9,043
Prepaid expenses and other assets	774	680
Deferred income taxes	165	165

Total current assets	77,367	75,366

Property and equipment, net	11,489	9,569
Other non-current assets	52	155
Deferred income taxes	3,334	3,334

Total assets	$92,242	$88,424

Current liabilities:
Accounts payable	$4,013	$2,639
Accrued compensation and employee-related expenses	2,029	2,783
Accrued other	2,443	1,748
Accrued professional services	310	539
Accrued product warranty costs	729	539
Current portion of long-term debt	130	123

Total current liabilities	9,654	8,371

Long-term debt excluding current portion	2,060	2,158
Deferred revenue	15	99

Total liabilities	11,729	10,628

Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 1,000,000 shares; none issued	—	—
Common stock, $0.01 par value. Authorized 20,000,000 shares; issued and outstanding 15,068,153 as of September 30, 2007 and 14,866,212 as of December 31, 2006	151	149
Additional paid-in capital	90,740	88,511
Accumulated deficit	(9,293)	(10,830)
Accumulated other comprehensive loss	(1)	(34)

	81,597	77,796
Less: treasury stock at cost, common stock, 112,800 shares as of September 30, 2007 and 0 shares as of December 31, 2006	(1,084)	—

Total stockholders’ equity	80,513	77,796

Total liabilities and stockholders’ equity	$92,242	$88,424

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share amounts, unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Net sales	$17,566	$19,291	$61,211	$61,548
Cost of sales	10,579	11,717	36,765	36,559

Gross profit	6,987	7,574	24,446	24,989

Operating expenses:
Sales, marketing and support	3,534	3,441	11,324	10,714
Research and development	2,258	1,627	6,986	5,770
General and administrative	1,977	2,447	6,100	6,132

Income (loss) from operations	(782)	59	36	2,373

Other income (expense):
Interest income, net	662	591	1,955	1,559
Other income (expense)	27	8	(15)	(17)

Income (loss) before income taxes	(93)	658	1,976	3,915
Income tax benefit (expense)	73	(32)	(438)	(349)

Net income (loss)	$(20)	$626	$1,538	$3,566

Per share information:
Net income (loss) per share
Basic and diluted	$0.00	$0.04	$0.10	$0.24

Number of shares used in per share calculation:
Basic	15,005	14,827	14,977	14,762

Diluted	15,005	14,965	15,001	14,894

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Nine months ended September 30,
	2007	2006
Cash flows from operating activities:
Net income	$1,538	$3,566
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,593	1,489
Deferred income taxes	—	39
Compensation expense related to stock options and employee stock purchase plan	878	830
Provision (recovery) for doubtful accounts, net	67	(11)
Loss on foreign currency forward exchange contracts	204	94
Gain on disposal of equipment	—	(23)
Changes in operating assets and liabilities:
Accounts receivable	354	1,709
Costs and estimated earnings in excess of billings on uncompleted contracts	143	(234)
Inventories	(1,018)	(1,571)
Prepaid expenses and other assets	(94)	74
Accounts payable	996	(1,628)
Accrued expenses	(290)	1,199
Deferred revenue	(84)	(24)

Net cash provided by operating activities	4,287	5,509
Cash flows from investing activities:
Purchase of marketable securities	(54,206)	(33,213)
Maturities and sales of marketable securities	52,668	30,801
Capital expenditures	(3,136)	(2,424)
Proceeds from sale of equipment	—	27
Other non-current assets	103	9

Net cash used in investing activities	(4,571)	(4,800)

Cash flows from financing activities:
Repayments of long term debt	(91)	(86)
Proceeds from stock options and employee stock purchase plan	1,349	1,449
Payment of stock registration fees	(8)	—
Repurchase of common stock	(1,084)	—

Net cash provided by financing activities	166	1,363

Net (decrease) increase in cash and cash equivalents	(118)	2,072
Cash and cash equivalents at beginning of period	15,781	14,160

Cash and cash equivalents at end of period	$15,663	$16,232

Supplemental disclosure of noncash investing activity:
Change in accounts payable related to fixed asset additions	$378	$—
Supplemental disclosure of noncash finance activity:
Employee stock purchase plan activity	$12	$—
Common stock received for option exercise	$244	$152
Retirement of treasury stock	$244	$152

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

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

KVH’s mobile communications products enable customers to receive live digital television, telephone and Internet services in their marine vessels, recreational vehicles and automobiles while in motion via satellite and wireless services. KVH sells its mobile communications products through an extensive international network of retailers, distributors and dealers.

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

The accompanying condensed consolidated financial statements of KVH Industries, Inc. and its wholly owned subsidiary, KVH Europe A/S (collectively, KVH or the Company), have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission regarding interim financial reporting. Given that KVH Europe A/S operates as the Company’s European and international distributor, all of its operating expenses are reflected within sales, marketing and support within the accompanying condensed consolidated statements of operations. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year presentation. The condensed consolidated financial statements have not been audited by our independent registered public accounting firm, but include all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations, and cash flows for the periods presented. These condensed consolidated financial statements do not include all disclosures associated with annual financial statements and accordingly should be read in conjunction with the Company’s consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K filed on March 16, 2007 with the Securities and Exchange Commission. The results for the three and nine months ended September 30, 2007 are not necessarily indicative of operating results for the remainder of the year.

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

The Company recognizes stock-based compensation in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment”. Stock-based compensation expense was $352 and $364 for the three months ended September 30, 2007 and September 30, 2006, respectively and $878 and $830 for the nine months ended September 30, 2007 and September 30, 2006, respectively. As of September 30, 2007, there was approximately $3.1 million of total unrecognized compensation expense related to stock-based compensation arrangements, which is expected to be recognized over a weighted-average period of 2.59 years.

(4)	Stock-Based Compensation (continued)

The Company granted 48,462 restricted stock awards under the terms of the 2006 Stock Incentive Plan for the quarter ended September 30, 2007. The restricted stock awards vest annually over four years from the date of grant subject to the recipient remaining a service provider through the applicable vesting dates. Compensation expense for restricted stock awards is measured at fair value on the date of grant based on the number of shares granted and the quoted market closing price of the Company’s common stock. Such value is recognized as expense over the vesting period of the award, net of estimated forfeitures. Total restricted stock awards granted under the terms of the 2006 Stock Incentive Plan for the nine months ended September 30, 2007 was 53,462.

The Company also granted 70,450 stock options under the terms of the 2006 Stock Incentive Plan for the quarter ended September 30, 2007. Total options granted under the terms of the 2006 Stock Incentive Plan for the nine months ended September 30, 2007 was 295,650.

The fair value of stock options granted for the nine months ended September 30, 2007 was estimated as of the date of grant using the Black-Scholes option-pricing model. The weighted average fair value per share for all options granted during the nine months ended September 30, 2007 and 2006 was $4.24 and $5.45, respectively. The weighted-average assumptions used to value options as of their grant date were as follows:

	Nine months ended September 30,
	2007	2006
Risk-free interest rate	4.39%	4.56%
Expected volatility	49.1%	52.8%
Expected life (in years)	4.15	4.36
Dividend yield	N/A	N/A

(5)	Net Income (Loss) Per Common Share

Basic net income (loss) per share is calculated based on the weighted average number of common shares outstanding during the period. Diluted net income per share incorporates the dilutive effect of common stock equivalent options, warrants and other convertible securities, if any, as determined with the treasury stock accounting method. For the three and nine months ended September 30, 2007, options to purchase 1,484,548 shares of common stock have been excluded from the calculation of diluted net income per share, as inclusion would be anti-dilutive. For the three and nine months ended September 30, 2006, options to purchase 1,061,887 and 1,107,302 shares of common stock, respectively, have been excluded from the calculation of diluted net income per share, as inclusion would be anti-dilutive.

A reconciliation of the basic and diluted weighted average common shares outstanding is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Weighted average common shares outstanding – basic	15,004,661	14,827,460	14,976,542	14,762,292
Dilutive common shares issuable in connection with stock plans	—	138,030	24,474	131,536

Weighted average common shares outstanding – diluted	15,004,661	14,965,490	15,001,016	14,893,828

(6)	Inventories

Inventories are stated at the lower of cost or market using the first-in first-out costing method. Inventories as of September 30, 2007 and December 31, 2006 include the costs of material, labor, and factory overhead. Components of inventories consist of the following:

(6)	Inventories (continued)

	September 30, 2007	December 31, 2006
Raw materials	$5,886	$5,553
Work in process	1,259	604
Finished goods	2,916	2,886

	$10,061	$9,043

(7)	Comprehensive Income

Comprehensive income includes net income and other comprehensive income. Other comprehensive income includes the effects of unrealized gains or losses on available-for-sale marketable securities that are separately included in accumulated other comprehensive income within stockholders’ equity. The Company’s comprehensive income for the periods presented is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Net income (loss)	$(20)	$626	$1,538	$3,566
Unrealized gain on available-for-sale securities	19	83	33	108

Total comprehensive income (loss)	$(1)	$709	$1,571	$3,674

(8)	Product Warranty

The Company’s products carry limited warranties that range from one to two years and vary by product. The warranty period begins on the date of retail purchase by the original purchaser. The Company accrues estimated product warranty costs at the time of sale and any additional amounts are recorded when such costs are probable and can be reasonably estimated. Factors that affect the Company’s warranty liability include the number of units sold, historical and anticipated rates of warranty repairs and the cost per repair. Warranty and related costs are reflected within sales, marketing and support in the accompanying statements of operations. As of September 30, 2007 and December 31, 2006, the Company had accrued product warranty costs of $729 and $539, respectively. The following table summarizes product warranty activity for the periods presented:

	Nine months ended September 30,
	2007	2006
Beginning balance	$539	$611
Charges to expense	729	310
Costs incurred	(539)	(420)

Ending balance	$729	$501

(9)	Segment Reporting

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

The Company operates in two geographic segments, exclusively in the mobile communications, navigation and guidance equipment industry, which it considers to be a single business activity. The Company has two primary product categories: mobile communication and navigation, guidance and stabilization. Mobile communication sales and services include automotive, marine and land mobile communication equipment, such as satellite-based telephone, television and broadband Internet connectivity services. Defense sales and services include sales of some commercial marine and defense-related navigation, as well as guidance and stabilization equipment based upon digital compass and fiber optic sensor technology. Defense services also include development contract revenue.

The following table summarizes information regarding the Company’s operations by geographic segment:

	Sales Originating From
	North America	Europe	Total
Three months ended September 30, 2007
Mobile communication sales to the United States and Canada	$9,894	$—	$9,894
Mobile communication sales to Europe	75	2,070	2,145
Mobile communication sales to other geographic areas	160	840	1,000
Defense sales to the United States and Canada	3,973	—	3,973
Defense sales to Europe	396	—	396
Defense sales to other geographic areas	158	—	158
Intercompany sales	1,845	—	1,845

Subtotal	16,501	2,910	19,411
Eliminations	(1,845)	—	(1,845)

Net sales	$14,656	$2,910	$17,566

Segment net income (loss)	$(90)	$70	$(20)
Depreciation and amortization	$498	$15	$513
Total assets	$88,747	$3,495	$92,242

Three months ended September 30, 2006
Mobile communication sales to the United States and Canada	$10,029	$—	$10,029
Mobile communication sales to Europe	175	2,119	2,294
Mobile communication sales to other geographic areas	154	465	619
Defense sales to the United States and Canada	4,693	—	4,693
Defense sales to Europe	1,261	—	1,261
Defense sales to other geographic areas	395	—	395
Intercompany sales	1,088	—	1,088

Subtotal	17,795	2,584	20,379
Eliminations	(1,088)	—	(1,088)

Net sales	$16,707	$2,584	$19,291

Segment net income	$626	$—	$626
Depreciation and amortization	$467	$9	$476
Total assets	$85,077	$2,760	$87,837

	Sales Originating From
	North America	Europe	Total
Nine months ended September 30, 2007
Mobile communication sales to the United States and Canada	$33,120	$—	$33,120
Mobile communication sales to Europe	504	9,870	10,374
Mobile communication sales to other geographic areas	378	2,720	3,098
Defense sales to the United States and Canada	12,767	—	12,767
Defense sales to Europe	1,162	—	1,162
Defense sales to other geographic areas	690	—	690
Intercompany sales	7,161	—	7,161

Subtotal	55,782	12,590	68,372

	Sales Originating From
	North America	Europe	Total
Eliminations	(7,161)	—	(7,161)

Net sales	$48,621	$12,590	$61,211

Segment net income	$377	$1,161	$1,538
Depreciation and amortization	$1,567	$26	$1,593
Total assets	$88,747	$3,495	$92,242

Nine months ended September 30, 2006
Mobile communication sales to the United States and Canada	$32,615	$—	$32,615
Mobile communication sales to Europe	407	8,135	8,542
Mobile communication sales to other geographic areas	555	2,288	2,843
Defense sales to the United States and Canada	14,011	—	14,011
Defense sales to Europe	2,003	—	2,003
Defense sales to other geographic areas	1,534	—	1,534
Intercompany sales	5,745	56	5,801

Subtotal	56,870	10,479	67,349
Eliminations	(5,745)	(56)	(5,801)

Net sales	$51,125	$10,423	$61,548

Segment net income	$2,897	$669	$3,566
Depreciation and amortization	$1,461	$28	$1,489
Total assets	$85,077	$2,760	$87,837

(10)	Legal Matters

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

(10)	Legal Matters (continued)

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

On July 26, 2007, KVH entered into agreements to settle each of these three matters. Pursuant to the terms of the settlements, plaintiffs and their attorneys will receive an aggregate cash payment of $5.3 million, all of which will be paid by KVH’s insurance carrier. KVH also agreed to adopt, formalize, or reconfirm adherence to certain corporate governance policies and practices. The settlements are subject to notice to shareholders and approval by the U.S. District Court for the District of Rhode Island and the Rhode Island State Superior Court. On August 28, 2007, the Rhode Island State Superior Court entered an order preliminarily approving settlement and providing for notice in the Mehrvar shareholder derivative action; the court has set a final settlement hearing in the matter for November 19, 2007. On September 7, 2007, the U.S. District Court for the District of Rhode Island entered an order with respect to the class action lawsuit preliminarily approving the settlement and providing for notice to shareholders; the court has set a final settlement hearing in the matter for January 25, 2008.

In May 2005, Electronic Controlled Systems, Inc., d/b/a King Controls, filed a patent infringement suit against KVH in the U.S. District Court for the District of Minnesota. The three asserted patents relate generally to controlling a satellite dish to acquire a satellite signal. The complaint alleges that KVH willfully infringes the patents and seeks injunctive relief, enhanced damages and attorneys’ fees. KVH has denied the allegations and asserted counterclaims, including claims for false advertising. In January 2006, Electronic Controlled Systems, Inc., d/b/a/ King Controls, filed a second patent infringement suit against KVH in the U.S. District Court for the District of Minnesota. The second suit concerns one of the same three patents asserted in the original suit filed in May 2005, alleges that KVH willfully infringes the patent and seeks both preliminary and permanent injunctive relief, enhanced damages and attorneys fees. KVH has denied the allegations and asserted counterclaims. The court denied the plaintiff’s motion for a preliminary injunction after a hearing on May 30, 2006. These two cases were consolidated. The parties stipulated to the dismissal of the false advertising counterclaims. A jury trial was conducted in August 2007, and the jury returned a verdict in favor of KVH finding that KVH was not liable for infringing King Controls’ U.S. Patent 6,864,846. The jury specifically found that claim 5 of the patent, the only claim at issue, was invalid due to the existence of prior art as well as the obviousness of the technology.

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

(11)	Recent Accounting Pronouncements (continued)

The Company adopted the provisions of FIN No. 48 effective January 1, 2007. The adoption of FIN No. 48 did not have a material impact to the financial statements of the Company. Additionally, there have been no material changes in unrecognized tax benefits since January 1, 2007. When appropriate, the Company’s policy is to recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. The Company files United States Federal, state and Danish income tax returns. In general, the statute of limitations with respect to the Company’s United States Federal income taxes has expired for years prior to 2003, and the relevant state statutes vary. However, preceding years remain open to examination by United States Federal and state taxing authorities to the extent of future utilization of net operating losses and research and development tax credits generated in each preceding year. The Company generally is no longer subject to income tax examinations by the Danish tax authorities for years before 2003.

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

(12)	Share Buyback Program

On July 26, 2007, the Company’s Board of Directors authorized a new program to repurchase up to one million shares of the Company’s common stock. The repurchase program is funded using the Company’s existing cash, marketable securities and future cash flows. Under the repurchase program, the Company, at management’s discretion, may repurchase shares on the open market from time to time, in privately negotiated transactions or block transactions, or through an accelerated repurchase agreement. The timing of such repurchases depends on availability of shares, price, market conditions, alternative uses of capital, and applicable regulatory requirements. The program may be modified, suspended or terminated at any time without prior notice. The repurchase program has no expiration date.

The Company repurchased 112,800 shares of its common stock in the three month period ended September 30, 2007 under the program at a cost of approximately $1.1 million.

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

Overview

We develop, manufacture and market mobile communications products for the land and marine markets, and navigation, guidance and stabilization products for both defense and commercial markets. Our mobile communications products enable customers to receive live digital television, telephone and Internet services in their marine vessels, recreational vehicles and automobiles while in motion via satellites and wireless services. We sell our mobile communications products through an extensive international network of independent retailers, distributors, and dealers. Our defense products include tactical navigation systems that provide uninterrupted access to navigation and pointing information in a spectrum of military vehicles, including tactical trucks (HMMWVs) and light armored vehicles. We also offer precision fiber optic gyro-based systems that enable stabilization and munitions guidance. We sell our defense products directly to U.S. and allied governments and government contractors, as well as through an international network of authorized independent sales representatives.

We generate revenue primarily from the sale of our mobile communications and defense products and services. The following table provides, for the periods indicated, our net sales by product line category.

	Three months ended September 30, (in thousands)		Nine months ended September 30, (in thousands)
	2007	2006	2007	2006
Mobile communications	$13,039	$12,942	$46,592	$44,000
Defense	4,527	6,349	14,619	17,548

Net sales	$17,566	$19,291	$61,211	$61,548

In addition to revenue from product sales, our mobile communications revenue includes revenue earned from product repairs, revenue from satellite phone and Internet usage services, and certain DIRECTV account referral fees earned in conjunction with the sale of our products. We provide, for a fee, third-party satellite phone and Internet airtime to our TracPhone and Internet customers who choose to activate their subscriptions with us. Under current DIRECTV programs, we are eligible to receive a one-time, new mobile account activation fee from DIRECTV for each customer who activates their DIRECTV service directly through us. Our defense revenue primarily includes product sales to both military and commercial markets and, to a lesser extent, revenue from product repairs and engineering services provided under development contracts. To date, our non-product revenue such as: revenues earned from product repairs, satellite phone, engineering services under development contracts, Internet usage services and DIRECTV activations have not been a material portion of our revenue individually. In the aggregate, such revenues represented approximately 13% and 12% of total net sales for the three months ended September 30, 2007 and 2006, respectively, and approximately 10% of total net sales for the nine months ended September 30, 2007 and 2006.

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

As described in our Form 10-K for the year ended December 31, 2006, our most critical accounting policies and estimates upon which our consolidated financial statements were prepared were those relating to revenue recognition, allowances for accounts receivable, inventories, income taxes and contingencies. We have reviewed our policies and determined that these remain our most critical accounting policies for the quarter ended September 30, 2007. Readers should refer to our 2006 Form 10-K for the detailed descriptions of these policies.

Results of Operations

The following table provides, for the periods indicated, certain financial data expressed as a percentage of net sales:

	Three months ended September 30,			Nine months ended September 30,
	2007		2006	2007	2006
Net sales	100.0%		100.0%	100.0%	100.0%
Cost of sales	60.2		60.7	60.1	59.4

Gross profit	39.8		39.3	39.9	40.6
Operating expenses:
Sales, marketing and support	20.1		17.8	18.5	17.4
Research and development	12.9		8.4	11.4	9.4
General and administrative	11.2		12.7	10.0	10.0

Total operating expenses	44.2		38.9	39.9	36.8
Income (loss) from operations	(4.4)		0.3	0.0	3.9
Other income, net	3.9		3.1	3.2	2.5

Income (loss) before income taxes	(0.5)		3.4	3.2	6.4
Income tax benefit (expense)	0.4		(0.2)	(0.7)	(0.6)

Net income (loss)	(0.1	) %	3.2%	2.5%	5.8%

Three Months Ended September 30, 2007 and 2006

Net Sales

Net sales for the three months ended September 30, 2007 decreased $1.7 million, or 9%, to $17.6 million from $19.3 million for the three months ended September 30, 2006. The primary reason for the decrease was a decrease in sales of our defense-related products of $1.8 million, or 29%, to $4.5 million. Specifically, sales of our military navigation products decreased $0.9 million, or 43%, driven largely by decreased demand and sales volume related to our TACNAV products, due in part to the rescheduling of some tactical navigation orders to fiscal 2008. Also contributing to the decrease was a $0.6 million, or 21%, decrease in fiber optic gyro product sales, driven largely by decreased sales in support of the U.S. Army’s remotely operated weapons station program.

Sales of our mobile communications products increased by $0.1 million, or 1%, to $13.0 million for the three months ended September 30, 2007 from $12.9 million for the three months ended September 30, 2006. Specifically, for the three months ended September 30, 2007, sales of our marine products and services increased $0.4 million, or 5%, to $8.4 million from $8.0 million for the three months ended September 30, 2006. This increase was primarily a result of demand for our new TracVision (M) series satellite television products that were launched in the first quarter of 2007.

Cost of Sales

For the three months ended September 30, 2007, costs of sales decreased $1.1 million, or 10%, to $10.6 million from $11.7 million for the three months ended September 30, 2006. The primary reason for the decrease was our overall decrease in net sales for the three months ended September 30, 2007, particularly the substantial decrease in net sales of our relatively higher margin defense-related products.

Gross margin for the three months ended September 30, 2007 was 40% compared to 39% for the three months ended September 30, 2006. The primary reason for the increase in gross margin was our ability to source components and sub-assemblies with lower cost suppliers in 2007, partially offset by the overall decrease in net sales of our relatively higher margin defense-related products. Given that we expect mobile communications product revenue to grow and defense-related product sales to be consistent with fourth quarter levels in 2006, we expect the gross margin percentage in the fourth quarter will be at or slightly above 39%.

Operating Expenses

Sales, marketing and support expense for the three months ended September 30, 2007 increased by $0.1 million, or 3%, to $3.5 million from $3.4 million for the three months ended September 30, 2006. As a percentage of net sales, sales, marketing and support expense increased on a year-over-year basis, representing 20% and 18% for the three months ended September 30, 2007 and 2006, respectively. The primary reason for the increase in 2007 is the continuation of new product introductions in the quarter, both in the United States and internationally. We anticipate that, in future quarters, sales, marketing and support expense as a percentage of revenue will continue to reflect some variability as we grow and introduce new products, such as our TracPhone V7 and Recreational Vehicle SlimLine Satellite Television Systems, and due to the seasonality of our marine and land mobile communication products.

Research and development expense for the three months ended September 30, 2007 increased by $0.6 million, or 39%, to $2.3 million from $1.6 million for the three months ended September 30, 2006. As a percentage of net sales, research and development expense increased during the quarter ended September 30, 2007 to 13% from 8% for the quarter ended September 30, 2006. The primary reason for the increase in 2007 was a reduction in customer-funded projects. Consequently, we reported a higher level of research and development expense in operating expenses. We anticipate that, in future quarters, research and development expense as a percentage of revenue will show some variability as we continue our commitment to bring new products to market and as customer funding varies. We intend, over the long term, to grow research and development spending approximately in line with the growth of sales.

General and administrative expense for the three months ended September 30, 2007 decreased by $0.5 million, or 19%, to $2.0 million from $2.4 million for the three months ended September 30, 2006. As a percentage of net sales, general and administrative expense decreased during the quarter ended September 30, 2007 to 11% from 13% for the quarter ended September 30, 2006. The primary reason for the decrease in 2007 was that during the quarter ended September 30, 2006, $0.3 million of expense was incurred in connection with an acquisition opportunity that ultimately terminated in the same quarter. We anticipate that, for the fourth quarter of 2007, general and administrative expense as a percentage of revenue will be well below third quarter levels, primarily due to our August 2007 favorable judgment in the U.S. District Court for the District of Minnesota in relation to the patent infringement lawsuit (see Part II, Item 1. “Legal Proceedings”).

Interest and Other Income, Net

Interest and other income, net, for the three months ended September 30, 2007 increased by $0.1 million to $0.7 million from $0.6 million for the three months ended September 30, 2006. The primary reason for the increase is increased interest income of $0.1 million in the 2007 period on cash and marketable securities, resulting from higher interest rates, and a higher average amount of cash invested in marketable securities during the three months ended September 30, 2007.

Income Taxes

Income tax expense for the three months ended September 30, 2007 decreased by $0.1 million to a tax benefit of $0.1 million from $0.0 million for the three months ended September 30, 2006. The primary reason for the decrease was a decrease of $0.1 million in federal income tax expense resulting from an adjustment recorded to reconcile our federal income tax expense to our 2006 federal income tax return that was completed and filed in September 2007. We expect that substantially all of our 2007 taxable income generated from our U.S. operations will be offset by both federal and state net operating losses generated by us in prior years. Accordingly, we expect that tax expense generated by our U.S. operations in 2007 will be made up primarily of federal alternative minimum tax and to a lesser extent certain state tax expense. Taxable income generated by our subsidiary in Denmark will be subject to taxation at the Danish statutory rates as we have no net operating loss carry-forwards or tax credits available to offset current or future taxable income in that jurisdiction. We regularly evaluate our valuation allowance recorded against our net deferred tax assets. Should we generate net income in 2007 and project net income for 2008 and beyond, we may determine, after considering all available objective and subjective evidence, that it is more likely than not that all of our net deferred tax asset would be realized. Should that determination be made, we would reverse all or portion of our deferred tax asset valuation allowance at such time and recognize a reduction of income tax expense. As of September 30, 2007, such reduction would have been approximately $2.7 million. In addition, because a portion of our deferred tax asset was generated from excess tax deductions from share-based payment awards, pursuant to SFAS No. 123(R), a portion of any such valuation allowance reversal would be recorded to additional paid-in capital when the deduction reduces tax payable. As of September 30, 2007, such reduction would have been approximately $1.8 million.

Nine months Ended September 30, 2007 and 2006

Net Sales

Net sales for the nine months ended September 30, 2007 decreased $0.3 million, or 1%, to $61.2 million from $61.5 million for the nine months ended September 30, 2006. The primary reason for the decrease was a decrease in sales of our defense-related products of $2.9 million, or 16%, to $14.6 million. Specifically, sales of our military navigation products decreased $3.0 million, or 43%, driven largely by decreased demand and sales volume related to our TACNAV products, due in part to the rescheduling of some tactical navigation orders to fiscal 2008. Also contributing to the decrease was a $0.8 million net decrease in revenue from contract engineering, repair services work and legacy navigation products. Offsetting the decrease was an increase in sales of our fiber optic gyro products of $0.9 million, or 14%, driven primarily by increased sales in support of the U.S. Navy’s MK54 torpedo program and the U.S. Army’s remotely operated weapons station program, along with a large order for a U.S. military training simulator.

Sales of our mobile communications products increased by $2.6 million, or 6%, to $46.6 million for the nine months ended September 30, 2007 from $44.0 million for the nine months ended September 30, 2006. Specifically, for the nine months ended September 30, 2007, sales of our marine products and services increased $2.7 million, or 10%, to $31.5 million from $28.8 million in the nine months ended September 30, 2006. This increase was primarily a result of demand for our new TracVision (M) series satellite television products that were launched in the first quarter of 2007. The improvement in mobile communications sales was concentrated largely outside the United States and Canada. Sales of mobile communications products and services outside the United States and Canada increased by approximately $2.1 million, or 18%, between the first nine months of 2006 and the first nine months of 2007 while sales in the United States and Canada increased by approximately $0.5 million, or 2%, between those periods.

Cost of Sales

For the nine months ended September 30, 2007, cost of sales increased by $0.2 million, or 1%, to $36.8 million from $36.6 million for the nine months ended September 30, 2006. The primary reason for the increase was the increase in net sales of our relatively lower margin mobile communications products, partially offset by a decrease in sales of defense-related products, during the nine months ended September 30, 2007.

Gross margin for the nine months ended September 30, 2007 was 40% compared to 41% for the nine months ended September 30, 2006. The primary reason for the decrease in gross margin was the overall decrease in net sales of our relatively higher margin defense-related products during the nine months ended September 30, 2007, partially offset by our ability to source components and sub-assemblies with lower cost suppliers in 2007.

Operating Expenses

Sales, marketing and support expense for the nine months ended September 30, 2007 increased by $0.6 million, or 6%, to $11.3 million from $10.7 million for the nine months ended September 30, 2006. As a percentage of net sales, year-to-date sales, marketing and support expense increased to 19% in 2007 from 17% in 2006. The increase in sales, marketing and support expense for the nine months ended September 30, 2007 is primarily the result of the continuation of new product introductions, both in the United States and internationally.

Research and development expense for the nine months ended September 30, 2007 increased by $1.2 million, or 21%, to $7.0 million from $5.8 million for the nine months ended September 30, 2006. As a percentage of net sales, year-to-date research and development expense increased to 11% in 2007 from 9% in 2006. The increase in research and development expense for the nine months ended September 30, 2007 is primarily attributed to a reduction in customer-funded projects.

General and administrative expense for the nine months ended September 30, 2007 remained relatively consistent with the nine months ended September 30, 2006 at $6.1 million for both periods. As a percentage of net sales, year-to-date general and administrative expense remained fairly consistent on a year-over-year basis, representing 10% for both the nine months ended September 30, 2007 and 2006.

Interest and Other Income, Net

Interest and other income, net, for the nine months ended September 30, 2007 increased by $0.4 million to $1.9 million from $1.5 million for the nine months ended September 30, 2006. The primary reason for the increase is increased interest income of $0.4 million in the 2007 period on cash and marketable securities, resulting from higher interest rates, and a higher average amount of cash invested in marketable securities during the nine months ended September 30, 2007.

Income Taxes

Income tax expense for the nine months ended September 30, 2007 increased by $0.1 million to $0.4 million from $0.3 million for the nine months ended September 30, 2006. Tax expense for the nine months ended September 30, 2007 relates primarily to foreign income tax due based on pre-tax income generated from our wholly owned subsidiary in Denmark. The primary reason for the increase in 2007 was an increase of $0.7 million in pre-tax income from our Danish subsidiary. Offsetting the increase was a decrease of $0.1 million in federal income tax expense resulting from an adjustment recorded to reconcile our federal income tax expense to our 2006 federal income tax return that was completed and filed in September 2007.

Liquidity and Capital Resources

We have historically funded our operations primarily from cash flows from operations, net proceeds from public and private equity offerings, bank financings and proceeds received from exercises of stock options. As of September 30, 2007, we had $56.2 million in cash, cash equivalents and marketable securities, and $67.7 million in working capital.

For the nine months ended September 30, 2007, we generated $4.3 million in cash from operations as compared to net cash generated from operations of $5.5 million for the nine months ended September 30, 2006. The decrease is primarily due to a $2.0 million decrease in net income, coupled with a $1.4 million decrease in cash inflows attributable to changes in accounts receivable, and a $0.2 million increase in cash outflows related to prepaid expenses and other assets. This decrease in cash generations was partially offset by a net $1.1 million decrease in cash outflows related to accounts payable and accrued expenses, a $0.6 million decrease in cash outflows resulting from reduced inventory purchasing, and a $0.4 million decrease in cash outflows related to cost and estimated earnings in excess of billings on uncompleted contracts.

Net cash used in investing activities was $4.6 million for the nine months ended September 30, 2007 as compared to net cash used in investing activities of $4.8 million for the nine months ended September 30, 2006. The decrease is primarily due to a $0.9 million decrease in our net investment in marketable securities. This increase was partially offset by a $0.7 million increase in capital expenditures related predominantly to construction project costs to perform renovations and capacity improvements on our defense products operations in Tinley Park, IL, and our corporate headquarters in Middletown, RI, which we anticipate to be completed in the fourth quarter of 2007.

Net cash provided by financing activities was $0.2 million for the nine months ended September 30, 2007 as compared to net cash provided by financing activities of $1.4 million for the nine months ended September 30, 2006. The primary reason for the decrease was a $1.1 million repurchase of common stock in the nine months ended September 30, 2007.

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

Currently, we have a revolving loan agreement with a bank that provides for a maximum available credit of $15.0 million that expires on December 31, 2008. We pay interest on any outstanding amounts at a rate equal to, at our option, LIBOR plus 1.5%, or the greater of the Federal Funds Effective Rate plus 0.5% or the bank’s prime interest rate. The line of credit contains two financial covenants, a Leverage Ratio and a Fixed Change Ratio, that apply in the event that our consolidated cash, cash equivalents and marketable securities balance falls below $25.0 million at any time. We may terminate the loan agreement prior to its full term without penalty, provided we give 30 days advance written notice to the bank. As of September 30, 2007, no borrowings were outstanding under the facility.

In the first quarter of 2007, we commenced a construction project to have significant renovations performed on our corporate headquarters in Middletown, Rhode Island. Currently, we estimate the total construction costs to the building will be approximately $2.3 million, of which approximately $1.8 million of these construction costs have been paid and $0.4 million are included in accounts payable as of September 30, 2007. We anticipate the remaining construction expenditures will be incurred in fourth quarter of 2007 and will be paid with available cash on hand.

On July 26, 2007, our Board of Directors authorized a new program to repurchase up to one million shares of our common stock. The share repurchase program is funded using our existing cash, marketable securities and future cash flows. We repurchased 112,800 shares of our common stock in the three month period ended September 30, 2007 under the program at a cost of approximately $1.1 million.

We believe that the $56.2 million we hold in cash, cash equivalents and marketable securities, together with our other existing working capital, will be adequate to meet planned operating and capital requirements through the foreseeable future. However, as the need or opportunity arises, we may seek to raise additional capital through public or private sales of securities or through additional debt financing. There are no assurances that we will be able to obtain any additional funding or that such funding will be available on terms acceptable to us.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk exposure is in the area of foreign currency exchange risk. We are exposed to currency exchange rate fluctuations related to our subsidiary operations in Denmark. Certain transactions in Denmark are denominated in the Danish Krone or Euro, yet reported in the U.S. dollar, the functional currency. For foreign currency exposures existing at September 30, 2007, a 10% unfavorable movement in the foreign exchange rates for our subsidiary location would not expose us to material losses in earnings or cash flows.

From time to time, we purchase foreign currency forward exchange contracts generally having durations of no more than four months. These forward exchange contracts are intended to offset the impact of exchange rate fluctuations on cash flows of our foreign subsidiary. Forward exchange contracts are accounted for as cash flow hedges and are recorded on the balance sheet at fair value until executed. Changes in the fair value are recognized in earnings. For the quarter ended September 30, 2007 we recorded a loss of approximately $97,000 related to these contracts. Such loss is reflected within “other expense” in our 2007 condensed consolidated statement of operations. As of September 30, 2007, we had three Euro to U.S. dollar forward currency exchange contracts outstanding with a negative fair value of approximately $49,000.

The primary objective of our investment activities is to preserve principal and maintain liquidity, while at the same time maximize income. We have not entered into any instruments for trading purposes. Some of the securities that we invest in may have market risk. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, investment grade asset-backed corporate securities, money market funds and government, government agency and non-government debt securities. As of September 30, 2007, a hypothetical 100 basis-point increase in interest rates would result in an approximate $16,000 decrease in the fair value of our investments that have maturities of greater than one year. Due to the conservative nature of our investments, the relatively short duration of their maturities, our ability to either convert some or all of our long-term investments to less interest rate-sensitive holdings or hold most securities until maturity, we believe interest rate risk is mitigated. As of September 30, 2007, approximately 90% of the $40.5 million classified as available-for-sale marketable securities will mature or reset within one year. We do not invest in any financial instruments denominated in foreign currencies. Accordingly, interest rate risk is not considered material.

To the extent that we borrow against our variable-rate credit facility, we will be subject to interest rate risk. There were no borrowings outstanding at September 30, 2007.

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

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2007, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On July 26, 2007, we entered into agreements to settle each of these three matters. Pursuant to the terms of the settlements, plaintiffs and their attorneys will receive an aggregate cash payment of $5.3 million, all of which will be paid by our insurance carrier. We also agreed to adopt, formalize, or reconfirm adherence to certain corporate governance policies and practices. The settlements are subject to notice to shareholders and approval by the U.S. District Court for the District of Rhode Island and the Rhode Island State Superior Court. On August 28, 2007, the Rhode Island State Superior Court entered an order preliminarily approving settlement and providing for notice in the Mehrvar shareholder derivative action; the court has set a final settlement hearing in the matter for November 19, 2007. On September 7, 2007, the U.S. District Court for the District of Rhode Island entered an order with respect to the class action lawsuit preliminarily approving the settlement and providing for notice to shareholders; the court has set a final settlement hearing in the matter for January 25, 2008.

In May 2005, Electronic Controlled Systems, Inc., d/b/a King Controls, filed a patent infringement suit against us in the U.S. District Court for the District of Minnesota. The three asserted patents relate generally to controlling a satellite dish to acquire a satellite signal. The complaint alleges that we willfully infringe the patents and seeks injunctive relief, enhanced damages and attorneys’ fees. We have denied the allegations and asserted counterclaims, including claims for false advertising. In January 2006, Electronic Controlled Systems, Inc., d/b/a/ King Controls, filed a second patent infringement suit against us in the U.S. District Court for the District of Minnesota. The second suit concerns one of the same three patents asserted in the original suit filed in May 2005, alleges that we willfully infringe the patent and seeks both preliminary and permanent injunctive relief, enhanced damages and attorneys fees. We have denied the allegations and asserted counterclaims. The court denied the plaintiff’s motion for a preliminary injunction after a hearing on May 30, 2006. These two cases were consolidated. The parties stipulated to the dismissal of the false advertising counterclaims. A jury trial was conducted in August 2007, and the jury returned a verdict in favor of KVH finding that KVH was not liable for infringing King Controls’ U.S. Patent 6,864,846. The jury specifically found that claim 5 of the patent, the only claim at issue, was invalid due to the existence of prior art as well as the obviousness of the technology.

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

Although we generated net income during 2005 and 2006, and in fourteen of the last nineteen fiscal quarters, we incurred net losses of $6.1 million in 2004 and at times our profitability has fluctuated significantly on both a sequential and comparable quarter-to-quarter basis. For example, our net results in each of the first and third quarters of 2007 was essentially breakeven. As of September 30, 2007, we had an accumulated deficit of $9.3 million.

Shifts in our product sales mix toward our mobile communications products may continue to reduce our overall gross margins.

Our mobile communications products historically have had lower product gross margins than our defense products. During 2006, and in the first nine months of 2007, sales of our defense products either declined or grew at a substantially lower rate than our overall sales growth. A continuing shift in our product sales mix toward mobile communications products would likely cause lower gross margins in the future.

Competition may limit our ability to sell our mobile communications products and defense products.

The mobile communications markets and defense navigation, guidance and stabilization markets in which we participate are very competitive, and we expect this competition to persist and intensify in the future. We may not be able to compete successfully against current and future competitors, which could impair our ability to sell our products. For example, improvements in the performance of lower cost gyros could potentially jeopardize sales of our fiber optic gyros.

In the defense navigation, guidance and stabilization markets, we compete primarily with Honeywell International Inc., Kearfott Guidance & Navigation Corporation, Northrop Grumman Corporation, Smiths Group plc, Tamam, and Fizoptica.

In the market for land mobile satellite TV communications equipment, we compete with King Controls, MotoSAT, TracStar Systems, Inc., Winegard Company, RaySat, Audiovox, Sirius Satellite Radio, and Delphi.

In the market for marine satellite TV communications equipment, we compete with NaviSystem Marine Electronic Systems Srl, King Controls, Sea Tel, Inc., Raymarine, and potentially Thrane & Thrane. In the marine market for satellite communications equipment, we compete with Sea Tel, Inc., Furuno Electric Co., Ltd., Globalstar LP, Iridium Satellite LLC, EMS and Japan Radio Company.

Among the factors that may affect our ability to compete in our markets are the following:

•	many of our primary competitors are well-established companies that could have substantially greater financial, managerial, technical, marketing, personnel and other resources than we do;

•	product improvements, new product developments or price reductions by competitors may weaken customer acceptance of, and reduce demand for, our products;

•	new technology or market trends may disrupt or displace a need for our products; and

•	our competitors may have lower production costs than we do, which may enable them to compete more aggressively in offering discounts and other promotions.

The emergence of a competing small maritime VSAT antenna and complementary service or other, similar service could reduce the competitive advantage we believe we currently enjoy with our new 24” diameter TracPhone V7 antenna and integrated mini-VSAT Broadband service.

Our TracPhone V7 system offers customers a range of benefits due to its integrated design, hardware costs that are lower than existing maritime VSAT systems, and spread spectrum technology. We anticipate competition from companies like Sea Tel and MTN, both of which have recently announced similar systems and service. We also compete against companies like Sea Tel that offer established maritime VSAT service using antennas 1 meter in diameter or larger. In addition other companies could replicate the distinguishing features of our TracPhone V7, which could potentially reduce the appeal of our solution and adversely affect sales. Moreover, consumers may choose other services such as Inmarsat Fleet or Fleet Broadband (when available), for their global service coverage and potentially lower hardware costs despite higher service costs and slower data rates.

Customers for our fiber optic gyro products and TACNAV include the U.S. military and foreign governments, whose purchasing and delivery schedules and priorities are often unpredictable.

We sell our fiber optic gyro systems as well as vehicle navigation products to U.S. and foreign military and government customers, either directly or as a subcontractor to other manufacturers. These customers often use a competitive bidding process and have unique purchasing and delivery requirements, which often make sales to these customers unpredictable. Factors that affect their purchasing and delivery decisions include:

•	changes in modernization plans for military equipment;

•	changes in tactical navigation requirements;

•	global conflicts impacting troop deployment;

•	priorities for current battlefield operations;

•	allocation of funding for military programs;

•	new military and operational doctrines that affect military equipment needs;

•	sales cycles that are long and difficult to predict;

•	shifting response time and/or delays in the approval process associated with the export licenses we must obtain prior to the international shipment of certain of our military products;

•	delays in military procurement schedules; and

•	delays in the testing and acceptance of our products, including delays resulting from changes in customer specifications.

These factors can cause substantial fluctuations in sales of fiber optic gyros and TACNAV products from period to period. For example, sales of our TACNAV products declined in 2006 and in the first nine months of 2007, compared with sales in 2005 and the first nine months of 2006, respectively. Moreover, government customers and their contractors can generally cancel orders for our products for convenience or decline to exercise previously disclosed contract options. Even under firm orders with government customers, funding must usually be appropriated in the budget process in order for the government to complete the contract. The cancellation of or failure to fund orders for our products could substantially reduce our net sales and results of operations.

Sales of our fiber optic gyro systems and TACNAV products generally consist of a few large orders, and the delay or cancellation of a single order could substantially reduce our net sales.

KVH products sold to customers in the defense industry are purchased through orders that can generally range in size from several hundred thousand dollars to more than one million dollars. As a result, the delay or cancellation of a single order could materially reduce our net sales and results of operations. We continue to experience unanticipated delays in defense orders, which make our revenues and operating results less predictable. Because our defense products typically have relatively higher product gross margins than our mobile communications products, the loss of an order for defense products could have a disproportionately adverse effect on our results of operations.

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

The market for our low profile automotive TracVision product is still in a relatively early stage of development, which continues to make it difficult for us to predict customer demand accurately. For example, sales of the automotive TracVision system have generally been below our expectations.

We believe the success of our low profile TracVision systems will depend upon consumers’ assessment of whether these products meet their expectations for performance, quality, price and design. For example, the TracVision A7 is designed for use on open roads in the continental United States where there is a clear view of the transmitting satellite in the southern sky, and it may not perform satisfactorily under other conditions. Among the factors that could affect the success of the low profile TracVision systems are:

•	the performance, price and availability of competing or alternative products and technology relative to the automotive TracVision;

•	the extent to which customers prefer live TV over recorded media;

•	the extent to which customers perceive mobile satellite TV services as a luxury or a preferred convenience;

•	the extent to which TracVision gains the acceptance of the automotive OEMs;

•	customers’ willingness to pay monthly fees for satellite television service in automobiles; and

•	the adoption of laws or regulations that restrict or ban television or other video technology in vehicles.

Our mobile satellite products currently depend on satellite services provided by third parties, and any disruption in those services could adversely affect sales.

Our satellite products include only the equipment necessary to receive satellite services; we do not broadcast satellite television programming or own the satellites to directly provide two- way satellite communications. We currently offer satellite television products compatible with the DIRECTV and DISH Network services in the United States, the ExpressVu service in Canada, the Sky Mexico service and various other regional services in other parts of the world.

We rely on Inmarsat for satellite communications services for our mini-M, Fleet and Fleet Broadband compatible TracPhone products. SES AMERICOM provides the satellite network to support the mini-VSAT Broadband service and our TracPhone V7.

If customers become dissatisfied with the programming, pricing, service, availability or other aspects of any of these satellite television services, or if any one or more of these services becomes unavailable for any reason, we could suffer a substantial decline in sales of our satellite products. There may be no alternative service provider available in a particular geographic area, and our technology may not be compatible with that of any alternative service provider that may be available. The companies that operate these services have no obligation to inform us of technological or other changes, including discontinuation of the service, which could impair the performance of our satellite products or render them inoperable. In addition, the unexpected failure of a satellite could disrupt the availability of programming and services, which could reduce the demand for, or customer satisfaction with, our products.

We rely upon spread spectrum communications technology developed by ViaSat and fielded by SES AMERICOM to permit two-way broadband Internet via our 24” diameter TracPhone V7, and any disruption in the availability of this technology could adversely affect sales.

Our new mini-VSAT Broadband service relies on spread spectrum technology developed with ViaSat, Inc. for use with SES AMERICOM’s satellite network. Our TracPhone V7 two-way broadband satellite terminal combines our stabilized antenna technology with ViaSat’s ArcLight spread spectrum mobile broadband technology, along with a new maritime version of ViaSat’s ArcLight spread spectrum modem. The ArcLight technology is also integrated within the SES AMERICOM satellite hubs that support this service. Sales of the TracPhone V7 and our mini-VSAT Broadband service could be disrupted if SES AMERICOM were to transition to a different spread spectrum technology or if there were issues with the availability of the ArcLight maritime modems.

Our right to continue offering mini-VSAT Broadband service using SES AMERICOM’s satellite network on an exclusive basis in certain geographic markets depends on our reaching certain annual revenue targets over each of the next five years, and either party may terminate the relationship if revenues in the first year of service do not meet certain minimum goals.

Under our agreement with SES AMERICOM, we cannot offer a mini-VSAT Broadband service utilizing technology that competes with SES AMERICOM’s technology in areas where they offer service. If another party has or introduces technology superior to that of SES AMERICOM, our sales might suffer, and we would not be able to offer a service using that alternative technology.

High fuel prices, high interest rates and environmental concerns may adversely affect sales of our mobile communications products.

Factors such as fuel prices, interest rates and environmental protection laws could adversely affect sales or use of larger vehicles and vessels for which our mobile satellite communications products are designed. For example, high fuel prices and environmental concerns tend to have a disproportionate impact on large vehicles and vessels because they consume relatively large quantities of fuel. In addition, many customers finance their purchases of these vehicles and vessels, and higher interest rates would likely reduce demand for both these vehicles and vessels and our mobile communications products.

We may continue to increase the use of international suppliers to source components for our manufacturing operations, which could disrupt our business.

Although we have historically manufactured and sourced raw materials for the majority of our products in the U.S., in order for us to compete with lower priced competitive products while also improving our profitability, we have found it desirable to source raw materials and manufactured components from foreign countries such as China and Mexico. Our increased reliance on foreign manufacturing and/or raw material supply has lengthened our supply chain and increased the risk that a disruption in that supply chain will have a material adverse affect on our operations and financial performance.

We have single dedicated manufacturing facilities for each of our mobile communications and defense product categories, and any significant disruption to a facility could impair our ability to deliver our products.

We currently manufacture all of our mobile communications products at our headquarters in Middletown, Rhode Island and all of our defense products at our facility in Tinley Park, Illinois. Some of our production processes are complex, and we may be unable to respond rapidly to the loss of the use of either production facility. For example, our production facilities use some specialized equipment that may take time to replace if they are damaged or become unusable for any reason. In that event, shipments would be delayed, which could result in customer or dealer dissatisfaction, loss of sales and damage to our reputation. Finally, we have only a limited capability to increase our manufacturing capacity in the short term. If short-term demand for our products exceeds our manufacturing capacity, our inability to fulfill orders in a timely manner could also lead to customer or dealer dissatisfaction, loss of sales and damage to our reputation.

We depend on sole or limited source suppliers, and any disruption in supply could impair our ability to deliver our products on time or at expected cost.

We obtain many key components for our products from third-party suppliers, and in some cases we use a single or a limited number of suppliers. Any interruption in supply could impair our ability to deliver our products until we identify and qualify a new source of supply, which could take several weeks, months or longer and could increase our costs significantly. Suppliers might change or discontinue key components, which could require us to modify our product designs. For example, we have experienced changes in the chemicals used to coat our optical fiber, which changed its characteristics and thereby necessitated design modifications. In general, we do not have written long-term supply agreements with our suppliers but instead purchase components through purchase orders, which expose us to potential price increases and termination of supply without notice or recourse. We do not generally carry significant inventories of product components, and this could magnify the impact of the loss of a supplier. If we are required to use a new source of materials or components, it could also result in unexpected manufacturing difficulties and could affect product performance and reliability.

Any failure to maintain and expand our third-party distribution relationships may limit our ability to penetrate markets for mobile communications products.

We market and sell our mobile communications products through an international network of independent retailers, chain stores and distributors, as well as to manufacturers of marine vessels and recreational vehicles. If we are unable to maintain or improve our distribution relationships, it could significantly limit our sales. In addition, our distribution partners may sell products of other companies, including competing products, and are not required to purchase minimum quantities of our products.

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

We have previously expanded our operations to pursue existing and potential market opportunities. This growth placed a strain on our personnel, management, financial and other resources. If we grow more rapidly than we anticipate and fail to manage that growth properly, we may incur unnecessary expenses, and the efficiency of our operations may decline. To manage any growth effectively, we must, among other things:

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

Historically, sales to customers outside the United States and Canada have accounted for a significant portion of our net sales. We have only one foreign sales office, which is located in Denmark, and we otherwise support our international sales from our operations in the United States. Our limited operations in foreign countries may impair our ability to compete successfully in international markets and to meet the service and support needs of our customers in countries where we have no infrastructure. We are subject to a number of risks associated with our international business activities, which may increase our costs and require significant management attention. These risks include:

•	technical challenges we may face in adapting our mobile communication products to function with different satellite services and technology in use in various regions around the world;

•	satisfaction of international regulatory requirements and delays and costs associated with procurement of any necessary licenses or permits;

•	restrictions on the sale of certain defense products to foreign military and government customers;

•	increased costs of providing customer support in multiple languages;

•	potentially adverse tax consequences, including restrictions on the repatriation of earnings;

•	protectionist laws and business practices that favor local competitors, which could slow our growth in international markets;

•	potentially longer sales cycles, which could slow our revenue growth from international sales;

•	potentially longer accounts receivable payment cycles and difficulties in collecting accounts receivable;

•	losses arising from foreign currency exchange rate fluctuations; and

•	economic and political instability in some international markets.

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

On July 27, 2007, we entered into agreements to settle each of these three matters. Pursuant to the terms of the settlements, plaintiffs and their attorneys will receive an aggregate cash payment of $5.3 million, all of which will be paid by our insurance carrier. We also agreed to adopt, formalize, or reconfirm adherence to certain corporate governance policies and practices. The settlements are subject to notice to shareholders and final approval by the U.S. District Court for the District of Rhode Island and the Rhode Island State Superior Court.

In the event the settlements are not approved by the U.S. District Court for the District of Rhode Island and the Rhode Island State Superior Court, we will vigorously defend ourselves in further proceedings related these claims. An unfavorable outcome or prolonged litigation could materially harm our business. Litigation of this nature is expensive and time-consuming and diverts the time and attention of our management. There can be no assurance that we will not have to pay significant damages or amounts in settlement if the litigations continue.

Fluctuations in our quarterly net sales and results of operations could depress the market price of our common stock.

We have at times experienced significant fluctuations in our net sales and results of operations from one quarter to the next. Our future net sales and results of operations could vary significantly from quarter to quarter due to a number of factors, many of which are outside our control. Accordingly, you should not rely on quarter-to-quarter comparisons of our results of operations as an indication of future performance. It is possible that our net sales or results of operations in a quarter will fall below the expectations of securities analysts or investors. If this occurs, the market price of our common stock could fall significantly. Our results of operations in any quarter can fluctuate for many reasons, including:

•	changes in demand for our mobile communications products and defense products;

•	the timing and size of individual orders from military customers;

•	the mix of products we sell;

•	our ability to manufacture, test and deliver products in a timely and cost-effective manner, including the availability and timely delivery of components from our suppliers;

•	our success in winning competitions for orders;

•	the timing of new product introductions by us or our competitors;

•	expense incurred in pursuing acquisitions, such as during the third quarter of 2006;

•	market and competitive pricing pressures;

•	general economic climate; and

•	seasonality of pleasure boat and recreational vehicle usage.

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

The strategy represents an action that we ordinarily would not take, but would take, if necessary, to realize an estimated $3.3 million in U.S. deferred tax assets based on approximately $8.5 million in estimated taxable gain from the sale of the building as of September 30, 2007.

The market price of our common stock may be volatile.

Our stock price has historically been volatile. From January 1, 2004 to September 30, 2007, the trading price of our common stock ranged from $27.75 to $6.61. Many factors may cause the market price of our common stock to fluctuate, including:

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

In addition, the stock market can experience extreme price and volume fluctuations. These fluctuations are often unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the market price of our common stock. When the market price of a company’s stock drops significantly, stockholders often institute securities litigation against that company. Any such litigation could cause us to incur significant expenses defending against the claim, divert the time and attention of our management and result in significant damages.

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

Our certificate of incorporation, by-laws and Delaware law contain provisions that could have an anti-takeover effect and discourage, delay or prevent a change in control or an acquisition that many stockholders may find attractive. These provisions may also discourage proxy contests and make it more difficult for our stockholders to take some corporate actions, including the election of directors. These provisions relate to:

•	the ability of our board of directors to issue preferred stock, and determine its terms, without a stockholder vote;

•	the classification of our board of directors, which effectively prevents stockholders from electing a majority of the directors at any one annual meeting of stockholders;

•	the limitation that directors may be removed only for cause by the affirmative vote of the holders of two-thirds of our shares of capital stock entitled to vote;

•	the prohibition against stockholder actions by written consent;

•	the inability of stockholders to call a special meeting of stockholders; and

•	advance notice requirements for stockholder proposals and director nominations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 26, 2007, the Company’s Board of Directors authorized a new program to repurchase up to one million shares of the Company’s common stock. The repurchase program is funded using the Company’s existing cash, marketable securities and future cash flows. Under the repurchase program, the Company, at management’s discretion, may repurchase shares on the open market from time to time, in privately negotiated transactions or block transactions, or through an accelerated repurchase agreement. The timing of such repurchases depend on availability of shares, price, market conditions, alternative uses of capital, and applicable regulatory requirements. The program may be modified, suspended or terminated at any time without prior notice. The repurchase program has no expiration date.

The Company repurchased 112,800 shares of its common stock in the three month period ended September 30, 2007 under the program at a cost of approximately $1.1 million. The following table summarizes the repurchases by the Company of its common stock during the three months ended September 30, 2007:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
July 26, 2007 – July 31, 2007	—	$—	—	—
August 1, 2007 – August 31, 2007	112,800	9.61	112,800	887,200
September 1, 2007 – September 30, 2007	—	—	—	—

Total	112,800	$9.61	112,800	887,200

ITEM 6.	EXHIBITS

Exhibits:

3	Amended, Restated and Corrected Bylaws of KVH Industries, Inc. (incorporated by reference to Exhibit 3 to our current report on Form 8-K filed with the SEC on July 31, 2007)

10.1	Amended and Restated 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed with the SEC on July 31, 2007)

10.2	Amended and Restated 2003 Incentive and Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed with the SEC on July 31, 2007)

10.3	Amended and Restated 1996 Incentive and Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.3 to our current report on Form 8-K filed with the SEC on July 31, 2007)

10.4	Form of Restricted Stock Agreement under KVH Industries, Inc.’s 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed with the SEC on August 16, 2007)

31.1	Rule 13a-14(a)/15d-14(a) certification of principal executive officer

31.2	Rule 13a-14(a)/15d-14(a) certification of principal financial officer

32.1	Section 1350 certification of principal executive officer

32.2	Section 1350 certification of principal financial officer

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 9, 2007

KVH Industries, Inc.

By:	/s/ Patrick J. Spratt
Patrick J. Spratt
(Duly Authorized Officer and Chief Financial and Accounting Officer)

Exhibit Index

Exhibit	Description
3	Amended, Restated and Corrected Bylaws of KVH Industries, Inc. (incorporated by reference to Exhibit 3 to our current report on Form 8-K filed with the SEC on July 31, 2007)

10.1	Amended and Restated 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed with the SEC on July 31, 2007)

10.2	Amended and Restated 2003 Incentive and Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed with the SEC on July 31, 2007)

10.3	Amended and Restated 1996 Incentive and Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.3 to our current report on Form 8-K filed with the SEC on July 31, 2007)

10.4	Form of Restricted Stock Agreement under KVH Industries, Inc.’s 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed with the SEC on August 16, 2007)

31.1	Rule 13a-14(a)/15d-14(a) certification of principal executive officer

31.2	Rule 13a-14(a)/15d-14(a) certification of principal financial officer

32.1	Section 1350 certification of principal executive officer

32.2	Section 1350 certification of principal financial officer