Form 10-K
period 2007-12-31
KVH INDUSTRIES INC \DE\
filed 2008-03-13
CIK 1007587

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 0-28082

KVH Industries, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	05-0420589
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 29, 2007, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $122,024,675 based on the closing sale price of $8.77 per share as reported on the NASDAQ Global Market.

As of March 10, 2008, the registrant had 14,590,116 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relating to its 2008 Annual Meeting of Stockholders are incorporated herein by reference in Part III.

PART I

ITEM 1.	Business

Cautionary Statement Regarding Forward-Looking Information

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

We are a leading provider of mobile communications products, such as our TracVision and TracPhone systems, that enable customers to receive live digital television, telephone and Internet services in their vehicles, vessels and airplanes while in motion via satellite services. We sell our mobile communications products through an extensive international network of distributors and retailers worldwide. In February 2008, we entered the aviation market with a development and production contract for a satellite TV antenna that will be sold on an OEM basis to a leading provider of entertainment systems on commercial aircraft. We anticipate the first products developed under this contract will be delivered in late 2008, for use on domestic narrow body commercial airliners.

Our guidance and stabilization products include tactical navigation systems for a broad range of military vehicles and precision fiber optic gyro-based systems that help stabilize platforms, such as gun turrets, remote weapon stations turrets, and radar units, and provide guidance for munitions. In addition, we are continuing to investigate opportunities to apply our mobile communications expertise to military applications that require affordable, high-bandwidth mobile connections. We sell our guidance and stabilization products directly to U.S. and allied governments and government contractors, as well as through an international network of authorized independent sales representatives. Our fiber optic products are also used in such commercial applications as train track geometry measurement systems, industrial robotics, optical stabilization, autonomous vehicles, and undersea remotely operated submersibles.

Our Solutions

Mobile Communications

We believe that there is an increasing demand for mobile access to television and the Internet on the move. Our objective is to connect mobile users to the satellite TV, communications, and Internet services they wish to use, primarily by utilizing satellite broadcasts. We have developed a comprehensive family of products marketed under the TracVision and TracPhone brand names to address the unique needs of our communications markets. Our products use sophisticated robotics, stabilization and control software, sensing technologies, transceiver integration, and advanced antenna designs to offer the following benefits:

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

Wide range of products for the mobile user. We provide mobile communications products for a variety of vehicles in the land mobile market, which includes luxury motor coaches, buses, recreational vehicles, trucks, and automobiles, as well as a variety of vessels in the marine market, which includes commercial shipping vessels, commercial fishing vessels, merchant ships, and yachts. We developed our earliest products for the luxury yacht market and have succeeded in reducing the size and cost of our products for introduction into the land market. Initially we focused on larger vehicles like motor coaches, but we subsequently added support for passenger vehicles. Our TracVision A7 brings satellite television to automobiles using a patented, low-profile antenna system that currently provides in-motion satellite television in most of the continental United States using the DIRECTV service and an in-vehicle receiver developed in collaboration with DIRECTV. Our entry into the automotive arena was facilitated by our hybrid phased-array antenna technology. We are currently investigating opportunities to transfer our commercial mobile satellite antenna technology into military applications, including small, affordable, high-bandwidth antennas suitable for military vehicles. We recently entered the aviation market with a development and production contract for a satellite TV antenna that will be sold on an OEM basis to a leading provider of entertainment systems on commercial aircraft.

Access to mobile, two-way Internet, e-mail, and voice communication. We currently support global broadband Internet access in the marine marketplace through the use of our TracPhone satellite communication antennas and the Inmarsat, SES AMERICOM, and Eutelsat satellite services. In October 2007, we began shipping our TracPhone V7, a 24 inch diameter maritime satellite communication system, that uses the new mini-VSAT Broadband airtime service. The system and service utilize spread spectrum technology developed by ViaSat. The resulting efficiencies allow the antenna to be 85% smaller by volume and 75% lighter than existing 1 meter VSAT antennas. In addition, mariners are able to use Internet data connections with ship-to-shore data rates as fast as 512 kilobits per second and shore-to-ship data rates as fast as 2 megabits per second. Service is currently offered in the Americas, Caribbean, North Atlantic, and Europe.

Commitment to customer support. Our Certified Support Network (CSN) offers our TracVision and TracPhone customers an international network of skilled technical dealers and support centers in many locations where our customers are likely to travel. We have selected distributors based on their technical expertise, professionalism and commitment to quality and regularly provide them with extensive training in the sale, installation and support of our products.

Guidance and Stabilization

We offer a portfolio of digital compass and fiber optic gyro-based systems that address the rigorous requirements of military customers for precision navigation, guidance and stabilization. Our systems offer:

Reliable, continuously available navigation and guidance. Our systems provide an unjammable source of reliable, easy-to-use and continuously available navigation and pointing data. For example, our fiber optic gyro-based inertial measurement unit product (IMU) enhances the accuracy of guided underwater munitions. This IMU, along with our core fiber optic technology, also has potential commercial and industrial applications. Our TACNAV system can tell a vehicle driver in which direction to steer to reach a certain target, how much farther to the destination, and whether or not the vehicle is on course. Because our digital compass products measure the earth’s magnetic field rather than detect satellite signals from the global positioning system (GPS), they are not susceptible to GPS jamming devices.

Compatibility with a wide range of vehicles and platforms. We offer several fiber optic gyro-based products that support stabilization applications, such as stabilization of remote weapons stations turrets, optical targeting systems, radar and communication antennas in both the military and commercial markets. We also offer variants of our TACNAV system using both our fiber optic gyros and digital compasses, providing low-cost, integrated tactical navigation solutions for military vehicles ranging from tactical trucks to combat vehicles. TACNAV systems address the varying operational requirements of different vehicles, such as turret pointing on a tank and vehicle navigation on a combat support vehicle.

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

Mobile Communications Products

Our mobile communications products include our TracVision and TracPhone products, which provide satellite television and voice, fax, data and Internet communications to customers in the land mobile and marine markets.

Land. We design, manufacture, and sell a range of TracVision satellite TV antenna systems for use on a broad array of vehicles, including recreational vehicles, trucks, conversion vans, and automobiles.

In the RV/truck market, we offer a line-up of our TracVision satellite TV products, including products intended for both stationary and in-motion use. Our RV product line, known as the TracVision SlimLine series, offer automatic satellite switching and integrated compatibility with the international DVB (Digital Video Broadcast) standard. The 12.5 inch high in-motion TracVision R5SL and stationary automatic TracVision R4SL, which began shipping in March 2007, use an elliptical parabolic antenna to reduce the antenna’s profile to address height restrictions on the road. The in-motion 12.5 inch high TracVision R6, which began shipping in April 2006, is the flagship product of our RV-specific offerings. This system incorporates a number of innovations, including a high-efficiency antenna, integrated GPS for faster satellite acquisition, and our DewShield electronic dew elimination technology. In addition to sales through aftermarket dealers, we sell our TracVision products to original equipment manufacturers for factory installation on new vehicles. Each of these systems works with a range of service providers, including DIRECTV, DISH Network, and other regional service providers. Although initially designed for automotive applications, the TracVision A7 is now also sold within the RV marketplace to provide access to DIRECTV programming in in-motion applications and for vehicles with height restrictions that could prevent them from safely using a satellite TV antenna based on parabolic technology, and/or where the accumulation of moisture on the outer surface of the antenna’s radome is not a concern.

The innovative TracVision A7 uses hybrid phased-array antenna technology to provide in-motion reception of satellite TV programming in the continental United States using the DIRECTV service. Our TracVision A7 product includes a mobile satellite television antenna and an integrated 12V mobile DIRECTV receiver designed specifically for the automotive environment by KVH and DIRECTV to convert the satellite signal into a video stream. The TracVision A7 stands approximately five inches high and mounts either to a vehicle’s roof rack or directly to the vehicle’s roof, making it practical for use aboard minivans, SUVs and other passenger vehicles. The TracVision A7 is also popular for tall motor coaches and buses. The antenna’s hybrid phased-array technology integrates 260 small antenna elements across a flat surface, mechanically rotates that surface and bends the satellite signal so that the broadcast energy strikes each of the individual elements at closer to a perpendicular angle. The separate signals from each small antenna element are then combined to create a single data stream. Automotive customers subscribe to DIRECTV’s TOTAL CHOICE MOBILE satellite TV programming package, which is specifically promoted for automotive applications. Local channels and network programming are also available for the first time as an option for TracVision A7 users as a result of the system’s integrated GPS and new mobile receiver. At this time, we are the only company authorized by DIRECTV to sell, promote, and activate mobile users for the TOTAL CHOICE MOBILE programming package.

Marine. In the marine market, we offer a range of mobile satellite TV and communications products. Our marine TracVision satellite TV antennas vary in size from a lower-profile elliptical parabolic system similar to those offered for use on RVs to the 14.5 inch TracVision M3, 18 inch TracVision M5, 24 inch TracVision M7, and 32 inch diameter TracVision M9, each of which employs a high-efficiency round antenna. Each of these products is compatible with HDTV programming as well as high-powered regional satellite TV services.

Our TracPhone products provide in-motion access to global satellite communications. Several of our products are compatible with Inmarsat, a satellite service provider that supports links for phone, fax and data communications as fast as 432 Kbps, or kilobits per second. The TracPhone F33, F55, F77, FB250 and FB500 antennas use the Inmarsat Fleet and Fleet Broadband service to offer voice as well as high-speed Internet service, while our TracPhone 252 antenna offers lower-cost voice and low-speed data services via the Inmarsat mini-M service. The TracPhone F33, F55, F77, FB250 and FB500 are manufactured by Thrane & Thrane A/S of Denmark and distributed exclusively by us in North America under the KVH TracPhone brand and distributed in other markets on a non-exclusive basis.

Broadband Internet. In addition to the global voice and data access offered by our Inmarsat-compatible TracPhone systems, we have also introduced a new maritime communications product, the TracPhone V7, and supporting airtime service, mini-VSAT Broadband. The TracPhone V7 is a 24 inch diameter maritime satellite communication system that is 85% smaller by volume and 75% lighter than competing 1 meter VSAT systems for vessels. This smaller size is possible due to the use of spread spectrum technology developed by ViaSat and integrated into the TracPhone system and network hubs. This spread spectrum approach reduces the broadcast power requirements and the pointing accuracy necessary to track the high-bandwidth Ku-band satellites that carry the service.

The high bandwidth offered by the Ku-band satellites also permits faster data rates than those supported by Inmarsat’s L-band satellites. TracPhone V7 subscribers may select service packages with Internet data connections offering ship-to-shore data rates as fast as 512 kilobits per second and shore-to-ship data rates as fast as 2 megabits per second. In addition, subscriptions also include two Voice over Internet Protocol (VoIP) telephone lines optimized for use over satellite connections. Service is currently offered in the Americas, Caribbean, North Atlantic, and Europe. Our goal is to ultimately support vessels in the Pacific Ocean, throughout Asia, the Indian Ocean, including shipping routes to the Persian Gulf, and the Middle East by collaborating with satellite providers, such as SES AMERICOM, Eutelsat, and others.

The TracPhone V7 also offers a different business model for KVH. Unlike our Inmarsat-compatible products, where we purchase airtime from a distributor and resell it to our customers, we control the mini-VSAT Broadband service. As a result, we generate revenue from hardware sales as well as recurring monthly revenue derived from subscription packages. We offer both fixed-rate, “all you can eat” subscription packages ranging from $1,200 to $5,000 per month and per-megabyte service plans that we believe are significantly more affordable than competing legacy VSAT and Inmarsat offerings.

Guidance and Stabilization Products

Our guidance and stabilization products include our inertial measurement unit for precision guidance of torpedoes and unmanned aerial vehicles, fiber optic gyros for tactical navigation and stabilization, and digital compasses for tactical navigation.

Our fiber optic gyro products use an all-fiber design without moving parts, which provides precision, accuracy and durability. Fiber optic gyros can be used for precision tactical navigation systems for military vehicles for stabilizing remote weapons stations, antennas, radar, optical devices or turrets, and image stabilization and synchronization for shoulder- or tripod-mounted weapon simulators. Our fiber optic products also support a broad range of commercial and industrial applications.

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

Guidance and Stabilization. Our TG-6000 Inertial Measurement Unit, introduced in October 2003, is a guidance system that provides precise measurement of motion and acceleration in three dimensions. It uses a three-axis configuration of our high-performance DSP-based (digital signal processing) fiber optic gyros integrated with three accelerometers. We believe that this configuration provides outstanding performance, high reliability, low maintenance and easy system integration. The TG-6000 IMU is in full production as a component in the U.S. Navy’s MK54 lightweight torpedo and is suitable for use in other applications that involve flight control, orientation, instrumentation and navigation, such as unmanned aerial vehicles.

Our open-loop DSP-3000 and DSP-4000 fiber optic gyros provide tactical-grade precision measurement of the rate and angle of a platform’s turning motion for significantly less cost than competing closed-loop gyros. These DSP-based products deliver performance superior to analog signal processing devices, which experience greater temperature-sensitive drift and rotation errors. Applications for these products include inertial measurement units, integrated navigation systems, attitude/heading/reference systems, and stabilization of antenna, radar and optical equipment.

The DSP-3000 is slightly larger than a deck of cards and offers a variety of interface options to support a range of applications. High-performance 2-axis and 3-axis configurations can be realized by integrating multiple DSP-3000 units. Currently, the DSP-3000 is used in an array of pointing and stabilization applications, including the U.S. Army’s Common Remotely Operated Weapon Station (CROWS) to provide the image and gun stabilization necessary to ensure that the weapon remains aimed at its target. More than 20 other companies are apparently developing stabilized remote weapons stations that we believe will require similar fiber optic gyro stabilization capabilities. The larger, militarized DSP-4000 uses the core DSP-3000 technology in 2-axis configurations and is designed for use in high-shock and highly dynamic environments, such as gun turret stabilization. Our fiber optic products are also used in numerous commercial applications, such as train location control and track geometry measurement systems, industrial robotics, optical stabilization, autonomous vehicles, and undersea remotely operated submersibles.

Tactical Navigation. Our TACNAV tactical navigation product line employ digital compass sensors and KVH fiber optic gyros to offer vehicle-based navigation and pointing systems with a range of capabilities, including GPS backup and enhancement, vehicle position, hull azimuth and navigation displays. The systems vary in size and complexity to suit a wide range of vehicles. The TACNAV M100 GMENS, which is sold outside the United States under the name TACNAV Light, is a low-cost, digital compass-based battlefield navigation system specifically designed for non-turreted vehicles, such as high mobility multi-wheeled vehicles (HMMWVs) and trucks. Turreted vehicles, including reconnaissance vehicles, armored personnel carriers and light armored vehicles, are supported by the TACNAV TLS, a digital compass-based tactical navigation and targeting system that offers a fiber optic gyro upgrade for enhanced accuracy. We also manufacture the TACNAV II Fiber Gyro Navigation system, which offers a compact design, continuous output of heading and pointing data, and a flexible architecture that allows it to function as either a stand-alone navigation module or as the central component of an expanded, multifunctional navigation system.

Sales and Marketing

Our sales and marketing efforts target markets that are substantial and require dedicated dealers and distributors to reach end customers. These channels vary from time to time, but currently include targeted efforts to reach the RV and high-end automotive markets, the leisure and commercial maritime markets, and the industrial and government markets. We believe our brands are well known and well respected by consumers within their respective niches. These brands include:

TracVision—satellite television systems for vessels and vehicles

TracPhone—two-way satellite communications systems

TracNet—broadband Internet systems using hybrid satellite/cellular transmit/return links

Azimuth—digital compass for powerboats

Sailcomp—digital compass for sailboats

DataScope—handheld digital compass/rangefinder

TACNAV—tactical navigation systems for military vehicles

Our fiber optic gyros and digital compass sensors use an alphanumeric model numbering sequence such as C-100, DSP-3000, DSP-4000, and TG-6000 IMU.

We sell our mobile satellite communications products through an international network of independent retailers, chain stores and distributors, as well as to manufacturers of vessels and vehicles. We currently market and sell the TracVision A7 in the continental United States through consumer electronic chain stores and a large number of retailers specializing in automotive electronics, as well as a variety of specialty distributors of automotive after-market products and auto dealership expediters. We intend to continue the consideration of opportunities to expand our distribution network to include additional retailers and distributors in the continental United States.

Our European sales subsidiary located in Denmark, KVH Europe A/S, coordinates our sales, marketing and support efforts for our mobile satellite communications products in Europe, the Middle East, Africa, and Asia.

We sell our guidance and stabilization products directly to U.S. and allied governments and government contractors, as well as through an international network of authorized independent sales representatives. This same network also sells our fiber optic products to commercial/industrial entities.

Backlog

Our backlog was approximately $9.1 million on December 31, 2007, $5.6 million on December 31, 2006, and $9.5 million on December 31, 2005.

Backlog consists of orders evidenced by written agreements and specified delivery dates for customers who are acceptable credit risks. Military orders included in backlog are generally subject to cancellation for the convenience of the customer. When orders are cancelled, we generally recover actual costs incurred through the date of cancellation and the costs resulting from termination. Individual orders for guidance and stabilization products are often large and may require procurement of specialized long-lead components and allocation of manufacturing resources. The complexity of planning and executing larger orders requires customers to order well in advance of the required delivery date, resulting in backlog.

Backlog is not a meaningful indicator for predicting revenue in future periods. Commercial resellers for our mobile satellite communications products and legacy products do not carry extensive inventories and rely on us to ship products quickly. Generally due to the rapid delivery of our commercial products, our backlog for those products is not significant.

Intellectual Property

Our ability to compete effectively depends to a significant extent on our ability to protect our proprietary information. We rely primarily on patents and trade secret laws, confidentiality procedures and licensing arrangements to protect our intellectual property rights. We own more than 50 U.S. and foreign patents and have additional patent applications that are currently pending. In January 2006, we entered into a licensing agreement with Litton Systems, Inc., a wholly owned subsidiary of Northrop Grumman Systems Corporation, with respect to certain of its fiber optic gyroscope-related patents. We also register our trademarks in the United States and other key markets where we do business. Our patents and trademarks will expire at various dates between May 2008 and July 2028. We enter into confidentiality agreements with our consultants, key employees and sales representatives, and maintain controls over access to and distribution of our technology, software and other proprietary information. The steps we have taken to protect our technology may be inadequate to prevent others from using what we regard as our technology to compete with us.

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

We contract with third parties for fabrication and assembly of printed circuit boards, injection-molded plastic parts, machined metal components, connectors and housings. We believe there are a number of acceptable vendors for the components we purchase. We regularly evaluate both domestic and foreign suppliers for quality, dependability and cost effectiveness. In some instances we utilize sole-source suppliers to develop strategic relationships to enhance the quality of materials and save costs. Our manufacturing processes are controlled by an ISO 9001:2000-certified quality standards program.

Competition

We encounter significant competition in all of our markets, and we expect this competition to intensify in the future. Many of our primary competitors are well-established companies and some have substantially greater financial, managerial, technical, marketing, operational and other resources than we do.

In the market for mobile satellite communications products, we compete with a variety of companies. We believe the principal competitive factors in this market are product size, design, performance, reliability, and price. In the recreational vehicle markets, we compete primarily with King Controls, TracStar Systems, Inc., MotoSAT, and Winegard Company.

Our TracVision A7 and our original TracVision A5 were the first commercially available, low-profile mobile satellite TV antenna for use on minivans, SUVs and other passenger vehicles. At this time, we are not aware of any competing products in full production and available for widespread sale to consumers. A number of other companies have from time to time announced that they intend to compete in this market, including: RaySat, Winegard, Sirius Satellite Radio, and certain other suppliers of automotive parts.

In the marine market for satellite TV equipment, we compete primarily with NaviSystem Marine Electronics Systems Srl, King Controls, Sea Tel, Inc., Intellian, and Raymarine. In the marine market for telephone, fax, data and Internet communications equipment and services, we compete with Thrane & Thrane A/S, Furuno Electric Co., Ltd., Globalstar LP, Iridium Satellite LLC, and Japan Radio Company. We also face competition from providers of marine satellite data services and maritime VSAT solutions, including SeaMobile, CapRock, Schlumburger, Ship Equip, Vizada, Stratos, and Sea Tel.

Foreign competition for our mobile satellite communications products has continued to intensify, most notably from companies based in South Korea that seek to compete primarily on price. We anticipate that this trend will continue.

In the guidance and stabilization markets, we compete primarily with Honeywell International Inc., Kearfott Guidance & Navigation Corporation, Leica Microsystems AG, Northrop Grumman Corporation and Smiths Group plc. We believe the principal competitive factors in these markets are performance, size, reliability, durability and price.

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

Employees

On December 31, 2007, we employed 314 full-time employees. We also employ temporary or contract personnel, when necessary, to provide short-term and/or specialized support for production and other functional projects.

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

Although we generated net income during 2005, 2006, and 2007 and in fifteen of the last twenty fiscal quarters, we incurred net losses of $6.1 million in 2004 and at times our profitability has fluctuated significantly on both a sequential and comparable quarter-to-quarter basis during 2006 and 2007. As of December 31, 2007, we had an accumulated deficit of $8.3 million.

Shifts in our product sales mix toward our mobile communications products may continue to reduce our overall gross margins.

Our mobile communications products historically have had lower product gross margins than our guidance and stabilization products. During 2006 and 2007, sales of our guidance and stabilization products either declined or grew at a substantially lower rate than our overall sales growth. A continuing shift in our product sales mix toward mobile communications products would likely cause lower gross margins in the future.

Competition may limit our ability to sell our mobile communications products and guidance and stabilization products.

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

In the guidance and stabilization markets, we compete primarily with Honeywell International Inc., Kearfott Guidance & Navigation Corporation, Northrop Grumman Corporation, Smiths Group plc, Tamam, and Fizoptica.

In the market for land mobile satellite TV equipment, we compete with King Controls, MotoSAT, TracStar Systems, Inc., Winegard Company, and Sirius Satellite Radio.

In the market for marine satellite TV equipment, we compete with NaviSystem Marine Electronic Systems Srl, King Controls, Sea Tel, Inc., Raymarine, and Intellian. In the market for maritime broadband service we compete with SeaMobile, CapRock, Schlumberger, Thrane & Thrane A/S, Ship Equip, Vizada, Stratos, and Sea Tel. In the marine market for satellite communications equipment, we compete with Sea Tel, Inc., Furuno Electric Co., Ltd., Globalstar LP, Iridium Satellite LLC, EMS and Japan Radio Company.

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

The emergence of a competing small maritime VSAT antenna and complementary service or other, similar service could reduce the competitive advantage we believe we currently enjoy with our new 24 inch diameter TracPhone V7 antenna and integrated mini-VSAT Broadband service.

Our TracPhone V7 system offers customers a range of benefits due to its integrated design, hardware costs that are lower than existing maritime VSAT systems, and spread spectrum technology. We anticipate competition from companies like Sea Tel and MTN, both of which have recently announced similar systems and service. We also compete against companies like Sea Tel that offer established maritime VSAT service using antennas 1 meter in diameter or larger. In addition other companies could replicate the distinguishing features of our TracPhone V7, which could potentially reduce the appeal of our solution and adversely affect sales. Moreover, consumers may choose other services such as Inmarsat Fleet or FleetBroadband for their global service coverage and potentially lower hardware costs despite higher service costs and slower data rates.

Our ability to compete in the maritime airtime services market may be impaired if we are unable to expand the coverage of our mini-VSAT Broadband service to new regions.

The TracPhone V7 and mini-VSAT Broadband service offer a range of benefits to mariners, especially in commercial markets, due to the smaller size antenna and faster, more affordable airtime. However, to support these customers, we need to expand the coverage areas of the mini-VSAT Broadband service, which is currently offered in parts of North, South, and Central America; the Caribbean; North Atlantic; and Europe. If we are unable to reach agreement with third-party satellite providers to support the mini-VSAT Broadband service and its spread spectrum technology, our ability to support vessels in the Pacific Ocean; throughout Asia; the Indian Ocean, including shipping routes to the Persian Gulf; and the Middle East will be at risk and reduce the attractiveness of the product and service to these customers.

Customers for our fiber optic gyro products and TACNAV include the U.S. military and foreign governments, whose purchasing and delivery schedules and priorities are often unpredictable.

We sell our fiber optic gyro systems as well as vehicle navigation products to U.S. and foreign military and government customers, either directly or as a subcontractor to other manufacturers. These customers often use a competitive bidding process and have unique purchasing and delivery requirements, which often makes the timing of sales to these customers unpredictable. Factors that affect their purchasing and delivery decisions include:

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

These factors can cause substantial fluctuations in sales of fiber optic gyros and TACNAV products from period to period. For example, sales of our TACNAV products declined from 2005 to 2006 and again from 2006 to 2007. Moreover, government customers and their contractors can generally cancel orders for our products for convenience or decline to exercise previously disclosed contract options. Even under firm orders with government customers, funding must usually be appropriated in the budget process in order for the government to complete the contract. The cancellation of or failure to fund orders for our products could substantially reduce our net sales and results of operations.

Sales of our fiber optic gyro systems and TACNAV products generally consist of a few large orders, and the delay or cancellation of a single order could substantially reduce our net sales.

KVH products sold to customers in the defense industry are purchased through orders that can generally range in size from several hundred thousand dollars to more than one million dollars. As a result, the delay or cancellation of a single order could materially reduce our net sales and results of operations. We continue to experience unanticipated delays in defense orders, which make our revenues and operating results less predictable. Because our guidance and stabilization products typically have relatively higher product gross margins than our mobile communications products, the loss of an order for guidance and stabilization products could have a disproportionately adverse effect on our results of operations.

Only a few customers account for a substantial portion of our guidance and stabilization revenues, and the loss of any of these customers could substantially reduce our net sales.

We derive a significant portion of our guidance and stabilization revenues from a small number of customers, including the U.S. Government. The loss of business from any of these customers could substantially reduce our net sales and results of operations and could seriously harm our business. Since we are often awarded a contract as a subcontractor to a major defense supplier that is engaged in a competitive bidding process as prime contractor for a major weapons procurement program, our revenues depend significantly on the success of the prime contractors with which we align ourselves.

The market for mobile TV products for minivans, SUVs and other passenger vehicles is still emerging, and our business in this market may continue to fall below expectations.

The market for live TV in automobiles is still in a relatively early stage of development, which continues to make it difficult for us to predict customer demand for our low-profile automotive TracVision product accurately. Historically, sales of the automotive TracVision system have generally been below our expectations.

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

Our satellite products include only the equipment necessary to receive satellite services; we do not broadcast satellite television programming or own the satellites to directly provide two-way satellite communications. We currently offer satellite television products compatible with the DIRECTV and DISH Network services in the United States, the ExpressVu service in Canada, the Sky Mexico service and various other regional services in other parts of the world.

We rely on Inmarsat for satellite communications services for our mini-M, Fleet and FleetBroadband compatible TracPhone products. SES AMERICOM and Eutelsat currently provide the satellite network to support the mini-VSAT Broadband service and our TracPhone V7.

If customers become dissatisfied with the programming, pricing, service, availability or other aspects of any of these satellite services, or if any one or more of these services becomes unavailable for any reason, we could suffer a substantial decline in sales of our satellite products. There may be no alternative service provider available in a particular geographic area, and our technology may not be compatible with that of any alternative service provider that may be available. The companies that operate these services have no obligation to inform us of technological or other changes, including discontinuation of the service, which could impair the performance of our satellite products or render them inoperable. In addition, the unexpected failure of a satellite could disrupt the availability of programming and services, which could reduce the demand for, or customer satisfaction with, our products.

We rely upon spread spectrum communications technology developed by ViaSat and fielded by third-party satellite providers to permit two-way broadband Internet via our 24 inch diameter TracPhone V7, and any disruption in the availability of this technology could adversely affect sales.

Our new mini-VSAT Broadband service relies on spread spectrum technology developed with ViaSat, Inc. for use with satellite networks controlled by SES AMERICOM and Eutelsat. Our TracPhone V7 two-way broadband satellite terminal combines our stabilized antenna technology with ViaSat’s ArcLight spread spectrum mobile broadband technology, along with a new maritime version of ViaSat’s ArcLight spread spectrum modem. The ArcLight technology is also integrated within the satellite hubs that support this service. Sales of the TracPhone V7 and our mini-VSAT Broadband service could be disrupted if these satellite providers elected not to support ViaSat’s spread spectrum technology or if there were issues with the availability of the ArcLight maritime modems.

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

Factors such as historically high fuel prices, interest rates and environmental protection laws could adversely affect sales or use of larger vehicles and vessels for which our mobile satellite communications products are designed. In addition, many customers finance their purchases of these vehicles and vessels, and higher interest rates would likely reduce demand for both these vehicles and vessels and our mobile communications products.

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

We have single dedicated manufacturing facilities for each of our mobile communications and guidance and stabilization product categories, and any significant disruption to a facility could impair our ability to deliver our products.

We currently manufacture all of our mobile communications products at our headquarters in Middletown, Rhode Island, and all of our guidance and stabilization products at our facility in Tinley Park, Illinois. Some of our production processes are complex, and we may be unable to respond rapidly to the loss of the use of either production facility. For example, our production facilities use some specialized equipment that may take time to replace if they are damaged or become unusable for any reason. In that event, shipments would be delayed, which could result in customer or dealer dissatisfaction, loss of sales and damage to our reputation. Finally, we have only a limited capability to increase our manufacturing capacity in the short term. If short-term demand for our products exceeds our manufacturing capacity, our inability to fulfill orders in a timely manner could also lead to customer or dealer dissatisfaction, loss of sales and damage to our reputation.

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

Our operating performance depends significantly on general economic conditions. Net sales of our mobile communications products are largely generated by discretionary consumer spending, and demand for these products could demonstrate slower growth than we anticipate or decline as a result of regional and global economic conditions. Consumer spending tends to decline during recessionary periods and may decline at other times. Consumers may choose not to purchase our mobile communications products due to a perception that they are luxury items. As global and regional economic conditions change, including the general level of interest rates, fluctuating oil prices and demand for durable consumer products, demand for our products could be adversely affected.

If we are unable to improve our existing mobile communications and guidance and stabilization products and develop new, innovative products, our sales and market share may decline.

The markets for mobile communications products and guidance and stabilization products are each characterized by rapid technological change, frequent new product innovations, changes in customer requirements and expectations and evolving industry standards. If we fail to make innovations in our existing products and reduce the costs of our products, our market share may decline. Products using new technologies, or emerging industry standards, could render our products obsolete. If our competitors successfully introduce new or enhanced products that eliminate technological advantages our products may have in a certain market or otherwise outperform our products, or are perceived by consumers as doing so, we may be unable to compete successfully in the markets affected by these changes.

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

•	technical challenges we may face in adapting our mobile communication products to function with different satellite services and technology in use in various regions around the world;

•	satisfaction of international regulatory requirements and delays and costs associated with procurement of any necessary licenses or permits;

•	restrictions on the sale of certain guidance and stabilization products to foreign military and government customers;

•	increased costs of providing customer support in multiple languages;

•	potentially adverse tax consequences, including restrictions on the repatriation of earnings;

•	protectionist laws and business practices that favor local competitors, which could slow our growth in international markets;

•	potentially longer sales cycles, which could slow our revenue growth from international sales;

•	potentially longer accounts receivable payment cycles and difficulties in collecting accounts receivable;

•	losses arising from foreign currency exchange rate fluctuations; and

•	economic and political instability in some international markets.

Exports of certain guidance and stabilization products are subject to the International Traffic in Arms Regulations and require a license from the U.S. Department of State prior to shipment.

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

We have at times experienced significant fluctuations in our net sales and results of operations from one quarter to the next. Our future net sales and results of operations could vary significantly from quarter to quarter due to a number of factors, many of which are outside our control. Accordingly, you should not rely on quarter-to-quarter comparisons of our results of operations as an indication of future performance. It is possible that our net sales or results of operations in a quarter will fall below the expectations of securities analysts or investors. If this occurs, the market price of our common stock could fall significantly. Our results of operations in any quarter can fluctuate for many reasons, including:

•	changes in demand for our mobile communications products and guidance and stabilization products;

•	the timing and size of individual orders from military customers;

•	the mix of products we sell;

•	our ability to manufacture, test and deliver products in a timely and cost-effective manner, including the availability and timely delivery of components and subassemblies from our suppliers;

•	our success in winning competitions for orders;

•	the timing of new product introductions by us or our competitors;

•	expense incurred in pursuing acquisitions, such as during the third quarter of 2006;

•	market and competitive pricing pressures;

•	general economic climate; and

•	seasonality of pleasure boat and recreational vehicle usage.

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

We utilize a tax planning strategy as provided for under accounting principles generally accepted in the United States as a means of supporting the realizability of certain of our deferred tax assets. The strategy involves our ability to sell our Middletown, Rhode Island headquarters facility in order to generate taxable income for the sole purpose of utilizing our U.S. net operating tax loss carry-forwards before they expire. The determination of taxable income, and therefore supportable deferred tax asset value, is based upon the difference between the property’s estimated fair market value and our tax basis. Accordingly, the estimated net realizable value of our deferred tax asset is highly correlated to property values in and around the Middletown, Rhode Island area and therefore subject to changes in property value and or assumptions used in the valuation process. This fair market value subjectivity may cause us to record significant increases or decreases to our deferred tax assets during the year.

The strategy represents an action that we ordinarily would not take, but would take, if necessary, to realize an estimated $3.3 million in U.S. deferred tax assets based on approximately $8.5 million in estimated taxable gain from the sale of the building as of December 31, 2007.

The market price of our common stock may be volatile.

Our stock price has historically been volatile. From January 1, 2004 to December 31, 2007, the trading price of our common stock ranged from $27.75 to $6.61. Many factors may cause the market price of our common stock to fluctuate, including:

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

Our certificate of incorporation, by-laws and Delaware law contain provisions that could have an anti-takeover effect and discourage, delay or prevent a change in control or an acquisition that many stockholders may find attractive. These provisions may also discourage proxy contests and make it more difficult for our stockholders to take some corporate actions, including the election of directors. These provisions relate to:

•	the ability of our Board of Directors to issue preferred stock, and determine its terms, without a stockholder vote;

•	the classification of our Board of Directors, which effectively prevents stockholders from electing a majority of the directors at any one annual meeting of stockholders;

•	the limitation that directors may be removed only for cause by the affirmative vote of the holders of two-thirds of our shares of capital stock entitled to vote;

•	the prohibition against stockholder actions by written consent;

•	the inability of stockholders to call a special meeting of stockholders; and

•	advance notice requirements for stockholder proposals and director nominations.

ITEM 1B.	Unresolved Staff Comments

None.

ITEM 2.	Properties

The following table provides information about our current facilities.

Location	Type	Principal Uses	Approximate Square Footage	Ownership	Lease Expiration
Middletown, Rhode Island	Office, plant and warehouse	Corporate headquarters, research and development, sales and service, manufacturing (mobile communications products), marketing and administration	75,000	Purchased with mortgage loan	—

Middletown, Rhode Island	Warehouse	Warehousing (mobile communications products)	39,000	Leased	March 2008

Tinley Park, Illinois	Plant and warehouse	Manufacturing, research and development (guidance and stabilization products)	40,000	Leased	December 2013

Kokkedal, Denmark	Office and warehouse	European headquarters, sales and service, marketing and administration	11,000	Leased	May 2014

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

We were a defendant in a class action lawsuit in the U.S. District Court for the District of Rhode Island in which we and certain of our officers were named as defendants. The suit asserted claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 under that statute, as well as claims under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, on behalf of purchasers of our securities in the period from October 1, 2003 to July 2, 2004 and sought certain legal remedies, including compensatory damages. The Teamsters Affiliates Pension Plan was appointed lead plaintiff. This matter consolidated into one action eight separate complaints filed between July 24, 2004 and September 15, 2004. On January 14, 2005, the defendants filed a motion to dismiss the consolidated complaint for failure to state a claim upon which relief can be granted. The court denied this motion in part and granted it in part.

On October 14, 2005, the defendants answered the consolidated complaint and denied liability and all allegations of wrongdoing. Subsequently, on December 13, 2005, plaintiffs filed a motion for class certification. On January 25, 2008, the U.S. District Court for the District of Rhode Island, for purposes of effecting a settlement, certified a settlement class, granted final approval of the settlement and entered an order dismissing with prejudice all claims that were or could have been brought against us and our officers in the action.

On August 16, 2004, Hamid Mehrvar filed a shareholder’s derivative action in the Rhode Island State Superior Court for Newport County against us and certain of our officers and directors. The amended complaint asserted state law claims on our behalf arising between October 1, 2003 and the then-current time in connection with the allegations set forth in the class action consolidated complaint in the U.S. District Court described above. On October 7, 2005, the court dismissed Mehrvar’s amended complaint without prejudice. By letter dated October 14, 2005, Mehrvar delivered a demand that we commence litigation for the same acts alleged in his complaint against the directors and senior officers who served during the period from October 1, 2003 to the then-current time. On March 1, 2006, Mehrvar filed a shareholder’s derivative action in the Rhode Island State Superior Court for Providence County against us and certain of our officers and directors. The complaint asserted state law claims on our behalf arising between October 1, 2003 and the then-current time in connection with the allegations set forth in the class action consolidated complaint in the U.S. District Court described above and sought certain legal and equitable remedies, including restitution from our directors and officers and corporate governance changes. On June 30, 2006, the defendants moved to dismiss the complaint on the basis that the plaintiff’s complaint failed to adequately allege that demand was wrongfully refused. The motion to dismiss has been voluntarily withdrawn without prejudice to its refiling at a later date. On November 19, 2007, the Rhode Island State Superior Court for Providence County granted final approval of the settlement of this action and entered an order dismissing with prejudice all claims that were brought in this action.

On June 20, 2005, Yemin Ji filed a shareholder’s derivative action in the U.S. District Court for the District of Rhode Island against us and certain of our officers and directors, asserting certain federal and state law claims on our behalf arising between October 1, 2003 and the then-current time in connection with the same allegations set forth in the class action consolidated complaint in the U.S. District Court and the Mehrvar complaint described above and sought certain legal and equitable remedies, including restitution from our directors and officers and corporate governance changes. On August 23, 2005, we moved the Court to abstain from exercising jurisdiction and dismiss the action as duplicative of the Mehrvar case. The Court denied this motion. On January 5, 2006, the defendants moved to dismiss the complaint on the same grounds on which the Rhode Island state court dismissed the derivative complaint in Mehrvar that was filed on August 16, 2004. The Court granted this motion and dismissed the complaint on August 29, 2006. In late September 2006, Ji filed an appeal of the dismissal with the U.S. Court of Appeals for the First Circuit. On January 25, 2008, after agreeing with Ji to settle the action, we stipulated with Ji to a dismissal of the appeal with prejudice; on January 29, 2008, the U.S. Court of Appeals for the First Circuit ordered that the appeal be dismissed and entered final judgment.

On July 26, 2007, we entered into agreements to settle each of these three matters. Pursuant to the terms of the settlements, plaintiffs and their attorneys received an aggregate cash payment of $5.3 million, all of which has been paid by our insurance carrier. We also agreed to adopt, formalize, or reconfirm adherence to certain corporate governance policies and practices. On August 28, 2007, the Rhode Island State Superior Court entered an order preliminarily approving settlement and providing for notice in the Mehrvar shareholder derivative action; on November 19, 2007, the court granted final approval of the settlement of the Mehrvar shareholder derivative action and entered an order dismissing with prejudice all claims that were brought in the action. On September 7, 2007, the U.S. District Court for the District of Rhode Island entered an order with respect to the class action lawsuit preliminarily approving the settlement and providing for notice to shareholders; on January 25, 2008, the U.S. District Court for the District of Rhode Island granted final approval of the settlement of the class action lawsuit and entered an order dismissing with prejudice all claims that were or could have been brought against us and our officers in the action.

Additionally, in the ordinary course of business, we are party to inquiries, legal proceedings and claims including, from time to time, disagreements with vendors and customers.

ITEM 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our stockholders during the fourth quarter of the fiscal year ended December 31, 2007.

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

	High	Low
Year Ended December 31, 2007:
First quarter	$10.73	$9.12
Second quarter	9.95	8.48
Third quarter	10.69	8.50
Fourth quarter	9.80	7.40
Year Ended December 31, 2006:
First quarter	$11.64	$9.43
Second quarter	12.08	9.71
Third quarter	13.60	9.92
Fourth quarter	14.48	9.93

Stockholders. As of March 10, 2008, we had 107 holders of record of our common stock. This number does not include stockholders for whom shares were held in a nominee or “street” name.

Dividends. We have never declared or paid cash dividends on our capital stock, and we do not plan to pay any cash dividends in the foreseeable future. We currently intend to retain any future earnings to finance our operations and future growth. In addition, the terms of our bank line of credit place restrictions on our ability to pay cash dividends on our common stock.

Issuer Purchases of Equity Securities. During the three months ended December 31, 2007, we repurchased our shares as described below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program
October 1, 2007—October 31, 2007	—	—	—	887,200
November 1, 2007—November 30, 2007	25,200	$8.68	25,200	862,000
December 1, 2007—December 31, 2007	103,000	8.45	103,000	759,000

Total	128,200	$8.49	128,200	759,000

On July 26, 2007, our Board of Directors authorized a program to repurchase up to one million shares of our common stock. The repurchase program is funded using our existing cash, marketable securities and future cash flows. Under the repurchase program, at our management’s discretion, we may repurchase shares on the open market from time to time, in privately negotiated transactions or block transactions, or through an accelerated repurchase agreement. The timing of such repurchases depends on availability of shares, price, market conditions, alternative uses of capital, and applicable regulatory requirements. The program may be modified, suspended or terminated at any time without prior notice. The repurchase program has no expiration date. There were no other repurchase programs outstanding during the year ended December 31, 2007, and no repurchase programs expired during the period.

During the year ended December 31, 2007, we repurchased 241,000 shares of our common stock in open market transactions at a cost of approximately $2.2 million.

In 2007 and 2006, an employee exercised stock options and delivered 25,996 and 12,153 shares of common stock to us in payment of the exercise price, respectively. The shares were valued on the basis of the closing price of our common stock on the date of exercise.

STOCK PERFORMANCE GRAPH

The following graph compares the performance of our cumulative stockholder return with that of the NASDAQ Composite Index, a broad equity market index, and the NASDAQ Telecommunications Index, a published industry index. The cumulative stockholder returns for shares of our common stock and for the market indices are calculated assuming $100 was invested on December 31, 2002. We paid no cash dividends during the periods shown. The performance of the market indices is shown on a total return (dividends reinvested) basis. Measurement points are the last trading days of the years ended December 2002, 2003, 2004, 2005, 2006 and 2007.

	Value of investments as of December 31,
	2002	2003	2004	2005	2006	2007
KVH Industries, Inc.	$100	$321	$114	$114	$123	$94
NASDAQ Composite	100	150	163	165	181	199
NASDAQ Telecommunications	100	169	182	169	216	236

ITEM 6.	Selected Financial Data

We have derived the following selected financial data from our audited consolidated financial statements. You should read this data in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data.”

See note 1 to our consolidated financial statements for a summary of significant accounting policies and the effects on the year-to-year comparability of the selected financial data.

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Net sales	$80,915	$78,973	$71,258	$62,303	$56,672
TracVision A5 revaluation charge	—	—	(100)	2,358	—
All other cost of sales	48,449	47,168	41,687	39,934	33,795

Total cost of sales	48,449	47,168	41,587	42,292	33,795

Gross profit	32,466	31,805	29,671	20,011	22,877

Operating expenses:
Research and development	9,265	7,720	7,692	6,337	8,578
Sales, marketing and support	15,402	14,387	13,845	15,907	11,201
General and administrative	7,538	7,842	5,845	5,166	4,597

Income (loss) from operations	261	1,856	2,289	(7,399)	(1,499)

Other income (expense):
Interest income	2,715	2,387	1,465	663	59
Interest expense	(156)	(193)	(196)	(192)	(224)
Other (expense) income	(77)	(26)	(338)	35	(78)

Income (loss) before income taxes	2,743	4,024	3,220	(6,893)	(1,742)
Income tax (expense) benefit	(244)	(350)	(289)	746	272

Net income (loss)	$2,499	$3,674	$2,931	$(6,147)	$(1,470)

Per share information:
Net income (loss) per common share—basic and diluted	$0.17	$0.25	$0.20	$(0.44)	$(0.13)

Number of shares used in per share calculation:
Basic	14,964	14,787	14,571	14,109	11,403

Diluted	14,983	14,915	14,685	14,109	11,403

	December 31,
	2007	2006	2005	2004	2003
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$53,305	$54,739	$50,090	$45,728	$2,849
Working capital	67,696	67,122	61,613	58,650	16,514
Total assets	91,570	88,424	82,330	75,914	34,071
Long-term debt, excluding current portion	2,026	2,158	2,282	2,397	2,504
Total stockholders’ equity	80,770	77,795	71,363	67,732	25,333

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

KVH designs and manufactures equipment that connects mobile users on land or at sea to satellite services that provide access to live satellite TV, telephone and/or high-speed Internet. We also produce a guidance and stabilization product line based on our proprietary fiber optic gyro and digital compass technology, with products ranging from directional sensors and rate gyros to inertial measurement units and navigation systems.

Our mobile satellite business includes receive-only TracVision satellite TV systems and 2-way TracPhone satellite communications systems. Our TracVision mobile satellite TV systems enable mobile reception in vehicles or vessels of most leading satellite TV services, such as DIRECTV, DISH Network, and ExpressVu in North America, and Astra and Eutelsat in Europe. In February 2008, we entered the aviation market with a development and production contract for a satellite TV antenna that will be sold on an OEM basis to a leading provider of entertainment systems on commercial aircraft. Our TracPhone satellite communications systems enable reception of Inmarsat L-Band MSS services or our own mini-VSAT broadband Ku-band FSS service, and are sold primarily to mariners. We sell our mobile satellite products through our direct sales force and an extensive international network of independent sales representatives, distributors and retailers to leisure, commercial, and government customers.

Our guidance and stabilization products use our precision fiber optic gyro (FOG) and digital compass technologies that are integrated within our own navigation and antenna systems or sold as modules to other manufacturers to help stabilize platforms such as antennas, gun turrets, optical systems, material handling equipment, and radar units; and provide guidance for torpedoes and other munitions. We also use our FOG digital compass technology to produce our TACNAV line of navigation systems for military vehicles. We sell our guidance and stabilization products to commercial and military customers either directly to U.S. and allied governments and government contractors or through an international network of authorized independent sales representatives.

We generate revenue primarily from the sale of our mobile satellite systems and service and our guidance and stabilization products and services. The following table provides, for the periods indicated, our net sales by product line category.

	Year Ended December 31,
	2007	2006	2005
	(in thousands)
Mobile communications	$60,651	$56,205	$49,057
Guidance and stabilization	20,264	22,768	22,201

Net sales	$80,915	$78,973	$71,258

In addition to revenue from product sales, our mobile satellite revenue includes revenue earned from product repairs, revenue from satellite phone and Internet usage services, and certain DIRECTV account referral fees earned in conjunction with the sale of our products. We provide, for a fee, third-party satellite phone and Internet airtime to our TracPhone and Internet customers who choose to activate their subscriptions with us. We also earn revenue from service sold with our mini VSAT products. Under current DIRECTV programs, we are eligible to receive a one-time, new mobile account activation fee from DIRECTV for each customer who activates their DIRECTV service directly through us. Our guidance and stabilization revenue primarily includes product sales to both military and commercial markets and, to a lesser extent, revenue from product repairs and engineering services provided under development contracts. To date, none of our sources of non-product revenue, including revenues earned from product repairs, satellite phone services, engineering services under development contracts, Internet usage services and DIRECTV activations, has individually been a material portion of our revenue. In the aggregate, such revenues represented 9%, 11% and 8% of total net sales for the years ended December 31, 2007, 2006 and 2005, respectively.

Our guidance and stabilization business is characterized by a small number of customers who place a small number of relatively large dollar value orders. In the years ended December 31, 2007, 2006 and 2005, our top four guidance and stabilization customers, including the U.S. military as a single customer, accounted for 44%, 51% and 53%, respectively, of our net sales attributable to guidance and stabilization products and services, and 11%, 15% and 16%, respectively, of our total net sales for all products and services. Direct sales to the U.S. military accounted for 0%, 4% and 6% of our total net sales for the years ended December 31, 2007, 2006 and 2005, respectively. Orders for our guidance and stabilization products typically vary in size and are sometimes in the range of several hundred thousand dollars to over one million dollars. Accordingly, our quarterly net sales of guidance and stabilization products usually consist of a relatively small number of orders. Each order can have a significant impact on our net sales, and because our guidance and stabilization products generally have higher gross margins than our mobile satellite communications products, each order can have an impact on our net income that is disproportionately large relative to the revenue generated by the order. Moreover, customers of our guidance and stabilization products are predominantly governments and government contractors that typically must adhere to lengthy procurement processes, which make the timing of individual orders difficult to predict and often result in long sales cycles. Government customers and their contractors can generally cancel orders for our products for convenience.

We have historically derived a substantial portion of our revenue from sales to customers located outside the United States and Canada. The following table provides, for the periods indicated, sales to specified geographic regions:

	Year Ended December 31,
	2007	2006	2005
	(in thousands)
Originating from North American locations
United States and Canada	$60,672	$60,499	$57,837
Europe	2,699	2,856	2,918
Other	1,525	2,991	510

Total North America	64,896	66,346	61,265

Originating from European location
Europe	12,302	10,096	8,677
Other	3,717	2,531	1,316

Total Europe	16,019	12,627	9,993

Net sales	$80,915	$78,973	$71,258

See note 11 of notes to our consolidated financial statements for more information on our geographic segments.

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

	Year ended December 31,
	2007	2006	2005
	(in thousands)
Research and development expense presented on statement of operations	$9,265	$7,720	$7,692
Cost of customer-funded research and development included in cost of goods sold	638	2,060	1,418

Total expenditures on research and development activities	$9,903	$9,780	$9,110

As of December 31, 2007, we had approximately $53.3 million in cash, cash equivalents and marketable securities and an accumulated deficit of approximately $8.3 million.

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

Revenue Recognition

Revenue from Product Sales. Revenue from product sales is recognized when persuasive evidence of an arrangement exists, goods are shipped, title has passed and collectibility is reasonably assured. Our standard sales terms require that:

•	All sales are final;

•	Terms are generally either Net 30 or Net 45;

•	Shipments are tendered and shipped FOB (or as may be applicable, FCA, or EXW) our plant or warehouse; and

•	Title and risk of loss or damage passes to the dealer or distributor at the point of shipment when delivery is made to the possession of the carrier.

For certain guidance and stabilization product sales, customer acceptance or inspection may be required before title and risk of loss transfers to the customer. For those sales revenue is recognized after transfer of title and risk of loss and after notification of customer acceptance.

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

See note 10 of notes to our consolidated financial statements for disclosures associated with our significant customers.

Accounts Receivable Allowance

Our estimate for allowance for doubtful accounts related to trade receivables is primarily based on specific, historical criteria. We evaluate specific accounts where we have information that the customer may have an inability to meet its financial obligations. We make judgments, based on facts and circumstances, regarding the need to record a specific reserve for that customer against amounts owed to reduce the receivable to the amount that we expect to collect. We also provide for a reserve based on an aging analysis of our accounts receivable. We evaluate these reserves on a monthly basis and adjust them as we receive additional information that impacts the amount reserved. If circumstances change, we could change our estimates of the recoverability of amounts owed to us by a material amount. For example, as of December 31, 2006, included in our allowance for doubtful accounts was a specific reserve in the amount of approximately $492,000 to reserve for all outstanding balances of a European distributor that entered into a voluntary liquidation proceeding under local law during 2004 and commenced formal bankruptcy proceedings under local law during June 2005. The liquidation was finalized in 2007 and as a result we wrote off the customer receivable and aforementioned reserve balance in 2007. At the time this reserve was established (fourth quarter of 2004), our allowance for doubtful accounts substantially increased and our net accounts receivable were reduced accordingly.

Inventories

Inventory is valued at the lower of cost or market. We generally must order components for our products and build inventory in advance of product shipments. We regularly review current quantities on hand, actual and projected sales volumes and anticipated selling prices on products and write down, as appropriate, slow-moving and/or obsolete inventory to its net realizable value. Generally, our inventory does not become obsolete because the materials we use are typically interchangeable among various product offerings. However, if we overestimate projected sales or anticipated selling prices, our inventory might be overstocked, and we would have to reduce our inventory valuation accordingly.

For example, as of December 31, 2007 we had approximately $850,000 of inventory on hand related to military products whose utilization will be dependent upon the receipt of additional sales orders in the future. If such sales orders do not occur, and we are unable to redeploy the components of such inventory for other product sales, we may be required to record additional write-downs to inventory which would negatively impact both gross margins and net income in the period when such write-downs are recorded.

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

For 2007 and 2006, we generated net income of $2.5 million and $3.7 million, respectively. In assessing the realizability of our deferred tax assets, we considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends upon the generation of future taxable income during the periods in which those temporary differences become deductible. As of December 31, 2007 and 2006, we have recorded a valuation allowance against a portion of our deferred tax assets because we believe that, after considering all of the available objective evidence, including available tax planning strategies, historical and prospective results of operations, with greater weight given to historical evidence, it is more likely than not that a portion of the asset will not be realized. The amount of valuation allowance was approximately $4.0 million as of December 31, 2007. Should we generate net income in 2008 and project net income for 2009 and beyond, we may determine, after considering all available objective evidence, that it is more likely than not that all of our net deferred tax asset would be realized. Should that determination be made, we would reverse all or a portion of our deferred tax asset valuation allowance at such time and recognize a reduction of income tax expense (as of December 31, 2007 the amount of any reduction which would impact income tax expense was approximately $2.1 million). In addition, as a portion of our deferred tax asset was generated from excess tax deductions from share-based payment awards, pursuant to SFAS No. 123(R), a portion of such valuation allowance reversal would be recorded to additional paid-in capital when the deduction reduces taxes payable (as of December 31, 2007 such amount would have been $1.9 million).

Our tax planning strategy provides a basis for the realization of a portion of our total domestic deferred tax assets as of December 31, 2007 and 2006. Specifically, as of December 31, 2007 and 2006, we had approximately $3.3 million of U.S. deferred tax assets, which consist of federal net operating loss carry forwards available to offset future taxable income. Our strategy to utilize these assets is based upon our ability to sell our property located in Middletown, Rhode Island for the express purpose of generating taxable income to utilize these loss carry forwards before they expire. This tax strategy is not an action that we ordinarily would take, but would take, if necessary, to realize tax benefits prior to expiration. The U.S. deferred tax asset as of December 31, 2007 of approximately $3.3 million is derived from our estimate that the property sale would generate approximately $8.5 million in net taxable gains, should we decide to execute on our strategy to utilize the benefit of our deferred tax assets. Because the realizable value of our deferred tax assets is derived from the fair market valuation of the Middletown property, future tax expense and/or benefit are highly correlated to changes in property values in Rhode Island.

Warranty Provision

We typically offer a one to two year warranty for all of our base products. We provide for the estimated cost of product warranties at the time product revenue is recognized. Factors that affect our warranty reserves include the number of units sold, historical and anticipated rates of warranty repairs and the cost per repair. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers, our estimated warranty obligation is affected by ongoing product failure rates, specific product class failures outside our baseline experience, material usage and service delivery costs incurred in correcting a product failure. If actual product failure rates, material usage or service delivery costs differ from our estimates, revisions to the estimated warranty liability would be required. Assumptions and historical warranty experience are evaluated to determine the appropriateness of such assumptions. We assess the adequacy of the warranty provision and we may adjust this provision if necessary.

Results of Operations

The following table provides, for the periods indicated, certain financial data expressed as a percentage of net sales:

	Year Ended December 31,
	2007	2006	2005
Net sales	100.0%	100.0%	100.0%
TracVision A5 revaluation charge	—	—	(0.1)
All other costs of sales	59.9	59.7	58.5

Total costs of sales	59.9	59.7	58.4

Gross profit	40.1	40.3	41.6

	Year Ended December 31,
	2007	2006	2005

Operating expenses:
Research and development	11.5	9.8	10.8
Sales, marketing and support	19.0	18.2	19.4
General and administrative	9.3	9.9	8.2

Income from operations	0.3	2.4	3.2
Other income, net	3.1	2.7	1.3

Income before income taxes	3.4	5.1	4.5
Income tax expense	0.3	0.4	0.4

Net income	3.1%	4.7%	4.1%

Years ended December 31, 2007 and 2006

Net Sales

Net sales for 2007 increased $1.9 million, or 2%, to $80.9 million from $79.0 million in 2006. Net sales in 2007 of our mobile communications products were the primary reason for the modest improvement as they increased $4.5 million, or 8%, to $60.7 million from $56.2 million in 2006. The increase in mobile communications products was due primarily to increased sales of our marine products and services in 2007, which increased by $5.2 million, or 14%, to $41.0 million from $35.8 million in 2006. This increase was primarily a result of demand for our new TracVision M-series satellite television products that were launched in the first quarter of 2007. The improvement in mobile communications sales, including both land and marine, was concentrated largely outside the United States and Canada. Sales of mobile communications products and services outside the United States and Canada increased by approximately $3.4 million, or 25%, between 2006 and 2007 while sales in the United States and Canada increased by approximately $1.1 million, or 3%, between those periods.

Net sales of our guidance and stabilization products in 2007 decreased by $2.5 million, or 11%, to $20.3 million from $22.8 million in 2006. Specifically, sales of our military navigation products decreased $2.6 million, or 29%, driven largely by decreased demand and sales volume related to our TACNAV products, due in part to the rescheduling of some tactical navigation orders to fiscal 2008. Also contributing to the decrease was a $1.4 million net decrease in revenue from contract engineering, repair services work and legacy navigation products. Offsetting the decrease was an increase in sales of our fiber optic gyro products of $1.2 million, or 13%, driven primarily by increased sales in support of the U.S. Navy’s MK54 torpedo program, along with a $1.1 million order for a U.S. military training simulator.

Cost of Sales

Our cost of sales consist of direct labor, materials and manufacturing overhead used to produce our products as well as engineering and related direct costs associated with customer-funded research and development. Our total cost of sales for 2007 increased by $1.3 million, or 3%, to $48.4 million from $47.2 million in 2006. The primary reason for the increase in cost of sales is related to the overall increase in net sales of our relatively lower margin mobile communications products, coupled with an increase in manufacturing overhead in 2007 of approximately $0.9 million. The increase in manufacturing overhead was driven primarily by increased personnel and related costs of approximately $0.5 million and increased incoming freight costs of $0.3 million. These increases were partially offset by a decrease in cost of sales associated with our relatively higher margin defense-related product sales, a $1.4 million decrease in cost of sales incurred from customer-funded research and development activities, as well as our ability to source components and sub-assemblies with lower-cost suppliers in 2007.

Gross margin in 2007 remained relatively consistent with 2006 at 40% for both years. We expect that in 2008 gross margin will remain flat or increase modestly compared to 2007.

Operating Expenses

Sales, marketing and support expense consists primarily of salaries and related expenses for sales and marketing personnel, commissions for both in-house and third-party representatives, other sales and marketing support costs such as advertising, literature and promotional materials, product service personnel and support costs, warranty-related costs and bad debt expense. Sales, marketing and support also includes the operating expenses of our wholly owned subsidiary in Denmark. Sales and marketing expense in 2007 increased by $1.0 million, or 7%, to $15.4 million from $14.4 million in 2006. As a percentage of net sales, sales and marketing expense increased in 2007 to 19% from 18% in 2006. The primary reason for the increase in sales, marketing and support expense in 2007 was the continuation of new product introductions, such as our TracVision M-series satellite television products and TracPhone V7 mobile satellite broadband system, both in the United States and internationally. Also contributing to the increase in 2007 was increased warranty and service-related expenses. In 2008, we anticipate that, sales, marketing and support expense as a percentage of revenue will decline compared to 2007 levels.

Research and development expense consists of direct labor, materials, external consultants and related overhead costs that support our internally funded product development and product sustaining engineering activities. All research and development costs are expensed as incurred. Total research and development spending, inclusive of costs related to customer-funded projects included within cost of sales, increased approximately $0.1 million to $9.9 million in 2007. The increase in total spending was driven primarily by increased labor and personnel costs. Costs of customer-funded projects included in cost of sales decreased by $1.4 million from 2006 to 2007; accordingly, we recorded these expenses as research and development expense. As a result, research and development expense in 2007 increased by $1.6 million, or 20%, to $9.3 million from $7.7 million in 2006. As a percentage of net sales, research and development expense increased in 2007 to 11% from 10% in 2006. The increase as a percentage of net sales is primarily attributed to the same reallocation of costs from cost of sales to research and development expense. Our overall research and development expense in 2007 was focused primarily on sustaining and enhancing our existing product base and advancing new products such as our TracVision M-series satellite television products, our recreational vehicle SlimLine products that were launched in the first quarter of 2007, and our TracPhone V7 mobile satellite broadband system for marine vessels that was introduced in the fourth quarter of 2007. We anticipate that for 2008, research and development expense as a percentage of revenue will decline compared to 2007 levels, however, this estimate assumes a higher level of customer-funded research and development activity. Over the long-term, our intent is to increase research and development spending roughly in line with revenue growth.

General and administrative expense consists of costs attributable to management, finance and accounting, information technology, human resources, certain outside professional services and other administrative costs. General and administrative expense in 2007 decreased by $0.3 million, or 4%, to $7.5 million from $7.8 million in 2006. As a percentage of net sales, general and administrative expense decreased in 2007 to 9% from 10% in 2006. The primary reason for the decrease in 2007 was that during 2006 an expense of $0.3 million was incurred in connection with an acquisition opportunity that ultimately terminated in the same year. We anticipate that 2008 general and administrative expense will decline modestly as a percentage of sales compared to 2007.

Other Income, Net

Other income, net increased by $0.3 million to $2.5 million in 2007 from $2.2 million in 2006. The increase in 2007 was due primarily to an increase in interest income on cash and marketable securities of $0.3 million, or 14%, to $2.7 million from $2.4 million. The increase was driven by improved interest rates, primarily on our marketable securities. We anticipate that 2008 interest and other income will decline primarily as a result of dramatically lower interest rates and a reduction of our cash and marketable securities from repurchases of our common stock in 2008.

Income Tax Expense

In 2007, we recorded an income tax provision of approximately $0.2 million. The primary components of the provision were foreign income tax expense of approximately $0.2 million as a result of income generated from our wholly owned subsidiary in Denmark.

In 2006, we recorded an income tax provision of approximately $0.3 million. The primary components of the provision were U.S. federal and state income tax expense of approximately $0.1 million and foreign income tax expense of approximately $0.2 million as a result of income generated from our wholly owned subsidiary in Denmark.

The modest decrease in tax expense of approximately $0.1 million is driven primarily by a $0.1 million adjustment recorded to reconcile our federal income tax expense to our 2006 federal income tax return that was completed and filed in September 2007. We anticipate that our consolidated income tax rate will be in the range of approximately 12 to 15 percent in 2008.

For 2007 and 2006, we generated net income of $2.5 million and $3.7 million, respectively. In assessing the realizability of our deferred tax assets, we considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends upon the generation of future taxable income during the periods in which those temporary differences become deductible. As of December 31, 2007 and 2006, we have recorded a valuation allowance against a portion of our deferred tax assets because we believe that, after considering all of the available objective evidence, including available tax planning strategies, historical and prospective results of operations, with greater weight given to historical evidence, it is more likely than not that a portion of the asset will not be realized. The amount of valuation allowance was approximately $4.0 million as of December 31, 2007. Should we generate net income in 2008 and project net income for 2009 and beyond, we may determine, after considering all available objective evidence, that it is more likely than not that all of our net deferred tax asset would be realized. Should that determination be made, we would reverse all or a portion of our deferred tax asset valuation allowance at such time and recognize a reduction of income tax expense (as of December 31, 2007 the amount of any reduction which would impact income tax expense was approximately $2.1 million). In addition, as a portion of our deferred tax asset was generated from excess tax deductions from share-based payment awards, pursuant to SFAS No. 123(R), a portion of such valuation allowance reversal would be recorded to additional paid-in capital when the deduction reduces taxes payable (as of December 31, 2007 such amount would have been $1.9 million).

Our tax planning strategy provides a basis for the realization of a portion of our total domestic deferred tax assets as of December 31, 2007 and 2006. Specifically, as of December 31, 2007 and 2006, we had approximately $3.3 million of U.S. deferred tax assets, which consist of federal net operating loss carry-forwards available to offset future taxable income. Our strategy to utilize these assets is based upon our ability to sell our property located in Middletown, Rhode Island for the express purpose of generating taxable income to utilize these loss carry-forwards before they expire. This tax strategy is not an action that we ordinarily would take, but would take, if necessary, to realize tax benefits prior to expiration. The U.S. deferred tax asset as of December 31, 2007 of approximately $3.3 million is derived from our estimate that the property sale would generate approximately $8.5 million in net taxable gains, should we decide to execute on our strategy to utilize the benefit of our deferred tax assets. Because the realizable value of our deferred tax assets is derived from the fair market valuation of the Middletown property, future tax expense and/or benefit are highly correlated to changes in property values in Rhode Island.

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

Net Sales

Net sales for 2006 increased $7.7 million, or 11%, to $79.0 million from $71.3 million in 2005. Net sales in 2006 of our mobile communications products were the primary reason for the improvement as they increased $7.1 million, or 15%, to $56.2 million from $49.1 million in 2005. The increase in mobile communications products was due primarily to increased sales of our marine products and services in 2006, which increased by $6.6 million, or 23%, to $35.8 million from $29.2 million in 2005. The increase in net sales of our marine products and services was driven by increased sales in 2006 related to our TracVision M3 satellite TV antenna, which was introduced in late 2005, supplemented by a net increase in sales of our other core marine products, driven largely by increased net sales internationally from our wholly owned subsidiary in Denmark. The increase in net sales of our marine products and services in 2006 also included a $0.6 million, or 27% increase in revenue related to our re-selling of data and voice airtime services to marine vessels. Also contributing to the increase in mobile communications products and services, albeit to a lesser extent, was an increase in 2006 of net sales of our land mobile products of $0.5 million, to $20.4 million from $19.9 million in 2005.

Net sales of our guidance and stabilization products in 2006 increased by $0.6 million, or 3%, to $22.8 million from $22.2 million in 2005. The modest increase in 2006 was due primarily to an increase in sales of our fiber optic gyro products of $2.9 million, or 47%, to $9.0 million from $6.2 million in 2005. This increase was driven primarily by increased sales in support of the U.S. Navy’s MK54 torpedo program and the U.S. Army’s remotely operated weapons station program. Also contributing to the improvement, to a much lesser extent, was an increase in contract engineering revenue, and product repair service revenue, driven largely by increased revenue related to a product service program with a single customer. Offsetting these increases, to a large extent, was a decrease in net sales in 2006 of our military navigation products of $3.2 million, or 27%, to $8.8 million from $12.0 million in 2005. This decrease was primarily a result of decreased volume related to the sale of our TACNAV products.

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

Operating Expenses

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

Research and development expense in 2006 remained fairly consistent with 2005 at approximately $7.7 million. As a percentage of net sales, research and development expense decreased in 2006 to 10% from 11% in 2005. The decrease as a percentage of net sales is primarily a result of the increased revenue discussed above, coupled with increased utilization, year over year, of engineering personnel to fulfill funded research and development projects. Personnel and other direct costs related to such projects are reflected in cost of sales. Total research and development spending year over year, inclusive of costs related to customer-funded projects included within cost of sales, increased by approximately $0.6 million to $9.8 million. The increase in total spending was driven primarily by increased labor and personnel costs, including approximately $0.3 million of stock compensation expense as a result of our adoption of SFAS No. 123(R) in 2006. Our overall research and development expense in 2006 was focused primarily on sustaining and enhancing our existing product base and advancing new products such as the TracVision A7 mobile satellite television system for automobiles, the TracVision R6 system for recreational vehicles and the TracNet 100 mobile Internet system that were introduced in 2006.

General and administrative expense in 2006 increased by $2.0 million, or 34%, to $7.8 million from $5.8 million in 2005. As a percentage of net sales, general and administrative expense increased in 2006 to 10% from 8% in 2005. The primary reason for the increase is due to an increase in legal expense of $1.3 million in 2006 principally as a result of a patent infringement lawsuit and a class action and derivative suits that were ongoing throughout the year. Also contributing to the overall increase was approximately $0.3 million of external advisory expense related to an acquisition opportunity that was terminated in the third quarter of 2006. The remaining portion of the increase is due to increased personnel costs incurred in 2006 of approximately $0.4 million. Such increase was driven primarily by approximately $0.5 million of stock compensation expense as a result of our adoption of SFAS No. 123(R) in 2006.

Other Income, Net

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

For 2006 and 2005, we generated net income of $3.7 million and $2.9 million, respectively. In assessing the realizability of our deferred tax assets, we considered whether it was more likely than not that some portion or all of the deferred tax assets would not be realized. The ultimate realization of deferred tax assets depends upon the generation of future taxable income during the periods in which those temporary differences become deductible. As of December 31, 2006 and 2005, we had recorded a valuation allowance against a portion of our deferred tax assets because we believed that, after considering all of the available objective evidence, including available tax planning strategies, historical and prospective results of operations, with greater weight given to historical evidence, it was more likely than not that a portion of the asset would not be realized. The amount of valuation allowance was approximately $5.0 million as of December 31, 2006.

Our tax planning strategy provided a basis for the realization of a portion of our total domestic deferred tax assets as of December 31, 2006 and 2005. Specifically, as of December 31, 2006 and 2005, we had approximately $3.3 million of U.S. deferred tax assets, which consist of federal net operating loss carry-forwards available to offset future taxable income. Our strategy to utilize these assets was based upon our ability to sell our property located in Middletown, Rhode Island for the express purpose of generating taxable income to utilize these loss carry-forwards before they expire. This tax strategy was not an action that we ordinarily would have taken, but would have taken, if necessary, to realize tax benefits prior to expiration. In 2005 and 2004, as a result of independent and certified appraisals of our land and building located at 50 Enterprise Center, Middletown, Rhode Island, we recorded an income tax provision of approximately $0.1 million and an income tax benefit of $0.8 million to reflect changes in the value of the property. The U.S. deferred tax asset as of December 31, 2006 of approximately $3.3 million was derived from the estimate that the property sale would generate approximately $8.5 million in net taxable gains, if we had decided to execute on our strategy to utilize the benefit of our deferred tax assets.

Liquidity and Capital Resources

We have historically funded our operations primarily from cash flows from operations, net proceeds from public and private equity offerings, bank financings and proceeds received from exercises of stock options. As of December 31, 2007, we had $53.3 million in cash, cash equivalents and marketable securities and $67.7 million in working capital.

For 2007, we generated $3.3 million in cash from operations as compared to cash generated from operations of $5.8 million for 2006. The decrease is primarily due to a $1.2 million decrease in net income, coupled with a $3.9 million decrease in cash inflows attributable to accounts receivable, and a $1.0 million increase in cash outflows related to payments for accrued expenses. This decrease in cash generations was partially offset by a $2.2 million decrease in cash outflows resulting from reduced inventory purchasing, and a $1.1 million decrease in cash outflows related to payments on accounts payable.

Net cash used in investing activities for 2007 was $5.9 million as compared to cash used in investing activities of $5.7 million for 2006. In 2007 our net investment in marketable securities decreased by $0.9 million compared to 2006. This decrease was partially offset by a $1.1 million increase in capital expenditures related predominantly to construction project costs to perform renovations and capacity improvements on our guidance and stabilization products operations in Tinley Park, Illinois, and our corporate headquarters in Middletown, Rhode Island, which were completed in the fourth quarter of 2007.

Net cash used in financing activities for 2007 was $0.8 million as compared to net cash provided by financing activities of $1.5 million for 2006. The primary reason for the decrease was a $2.2 million repurchase of common stock in 2007.

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

Currently, we have a revolving loan agreement with a bank that provides for a maximum available credit of $15.0 million that expires on December 31, 2008. We pay interest on any outstanding amounts at a rate equal to, at our option, LIBOR plus 1.5%, or the greater of either the Federal Funds Effective Rate plus 0.5% or the bank’s prime interest rate. The line of credit contains two financial covenants, a Leverage Ratio and a Fixed Change Ratio, that apply in the event that our consolidated cash, cash equivalents and marketable securities balance falls below $25.0 million at any time. We may terminate the loan agreement prior to its full term without penalty, provided we give 30 days advance written notice to the bank. As of December 31, 2007, no borrowings were outstanding under the facility.

On July 26, 2007, our Board of Directors authorized a new program to repurchase up to one million shares of our common stock. The share repurchase program is funded using our existing cash, marketable securities and future cash flows. We repurchased 241,000 shares of our common stock in the year ended December 31, 2007 under the program at a cost of approximately $2.2 million.

We believe that the $53.3 million we hold in cash, cash equivalents and marketable securities, together with our other existing working capital, will be adequate to meet planned operating and capital requirements through the foreseeable future. However, as the need or opportunity arises, we may seek to raise additional capital through public or private sales of securities or through additional debt financing. There are no assurances that we will be able to obtain any additional funding or that such funding will be available on terms acceptable to us.

Contractual Obligations and Other Commercial Commitments

As of December 31, 2007, our contractual commitments consisted of a mortgage note payable, near-term purchase order commitments, facility and equipment leases, and royalty payments. The principal repayment of the mortgage note is based on a 20-year amortization schedule, but the term is 10 years, requiring a balloon payment of $2.0 million on February 1, 2009. There are no loan-to-value covenants in the loan that would require early pay-down of the mortgage if the market value of the property should decline. Our purchase commitments include unconditional purchase orders for inventory and manufacturing materials extending out over various periods throughout 2008. We are also obligated under multi-year facility leases that terminate at various times between 2008 and 2014.

The following table summarizes our obligations under these commitments at December 31, 2007:

	Payment Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Mortgage and other loans	$2,158	$132	$2,026	$—	$—
Inventory purchase commitments	16,595	16,595	—	—	—
Facility lease obligations	2,287	361	737	758	431
Other operating lease obligations	593	192	271	130	—
Royalty payments	437	250	187	—	—

Total	$22,070	$17,530	$3,221	$888	$431

In the first quarter of 2006, we entered into a licensing agreement with Litton Systems, Inc., a wholly owned subsidiary of Northrop Grumman Systems Corporation (Grumman) to provide us with the right to access/use certain patented technologies owned by Grumman. Under the agreement, which spans the life of the patented technology, we pay a licensing fee to Grumman equal to 4.5% of the net selling price for each unit sold in which the licensed technology is utilized. The agreement provides for minimum payments during the next two years of $250,000 and $187,000, respectively. In 2007, our expense in relation to the licensing fee was approximately $344,000.

As of December 31, 2007 we had a standby letter of credit in the amount of approximately $200,000 outstanding in support of a customer deposit. We had not entered into any other off-balance sheet commitments, guarantees, or standby repurchase obligations as of December 31, 2007.

Recent Accounting Pronouncements

In March 2006, the Emerging Issues Task Force Issue (EITF) reached a consensus on EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation)”, which allows companies to adopt a policy of presenting taxes in the income statement on either a gross or net basis. Taxes within the scope of this EITF include taxes that are imposed on a revenue transaction between a seller and a customer, for example, sales taxes, use taxes, value-added taxes, and some types of excise taxes. As of January 1, 2007, we adopted EITF 06-3 for interim and annual reporting periods. The adoption of EITF 06-3 did not have a material impact on our financial position or results of operations as our policy is to exclude all such taxes from revenue.

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements”. SFAS No. 157 establishes a common definition for fair value to be applied to U.S. GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements, including the methods and assumptions used to measure fair value and the effect of fair value measures on earnings. This statement does not require any new fair value measures; rather, it applies to other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 will be applied prospectively and will be effective for fiscal years beginning after November 15, 2007. The FASB has provided a one year deferral for the implementation of SFAS No. 157 for non-financial assets and liabilities that are not required to be measured at fair value on a recurring basis. We do not expect that the adoption of this interpretation will have a material impact on our financial position or results of operations.

As of January 1, 2007, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” See note 8 of notes to consolidated financial statements for disclosures associated with our income taxes.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115”. SFAS No. 159 permits an entity to elect fair value as the initial and subsequent measurement attribute for many financial assets and liabilities. Entities electing the fair value option would be required to recognize changes in fair value in earnings. Entities electing the fair value option are required to distinguish, on the face of the statement of financial position, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute. SFAS No. 159 is effective for us in 2008; therefore, we anticipate adopting this standard as of January 1, 2008. The adjustment to reflect the difference between the fair value and the carrying amount would be accounted for as a cumulative-effect adjustment to retained earnings as of the date of initial adoption. We do not expect that the adoption of this interpretation will have a material impact on our financial position or results of operations.

ITEM 7A.	Quantitative and Qualitative Disclosure About Market Risk

Our primary market risk exposure is in the area of foreign currency exchange risk. We are exposed to currency exchange rate fluctuations related to our subsidiary operations in Denmark. Certain transactions in Denmark are made in the Danish Krone or Euro, yet reported in the U.S. dollar, the functional currency. For foreign currency exposures existing at December 31, 2007, a 10% unfavorable movement in the foreign exchange rates for our subsidiary location would not expose us to material losses in earnings or cash flows.

From time to time, we purchase foreign currency forward exchange contracts generally having durations of no more than five months. These forward exchange contracts are intended to offset the impact of exchange rate fluctuations on cash flows of our foreign subsidiary. Forward exchange contracts are accounted for as cash flow hedges and are recorded on the balance sheet at fair value until executed. Changes in the fair value are recognized in earnings. For the year ended December 31, 2007 we recorded a loss of $248,000 related to these contracts. Such loss is reflected within “other expense” in our 2007 consolidated statement of operations. As of December 31, 2007, there were no outstanding forward contracts.

The primary objective of our investment activities is to preserve principal and maintain liquidity, while at the same time maximize income. We have not entered into any instruments for trading purposes. Some of the securities that we invest in may have market risk. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities that can include commercial paper, auction rate securities, investment grade asset-backed corporate securities, money market funds and government agency and non-government debt securities. Due to the conservative nature of our investments and the relatively short duration of their maturities, we believe interest rate risk is mitigated. As of December 31, 2007, 100% of the $41.0 million classified as available-for-sale marketable securities will mature or reset within one year. Accordingly, long-term interest rate risk is not considered material. We do not invest in any financial instruments denominated in foreign currencies.

To the extent that we borrow against our variable-rate credit facility, we will be subject to interest rate risk. There were no borrowings outstanding at December 31, 2007.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our President, Chief Executive Officer and Chairman of the Board, or CEO, and Chief Financial and Accounting Officer, or CFO, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our CEO and CFO, our management has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2007.

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

Under the supervision and with the participation of our CEO and CFO, our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2007 and concluded that it is effective.

Our independent registered public accounting firm, KPMG LLP, has issued an attestation report regarding the effectiveness of our internal control over financial reporting as of December 31, 2007, and that report is included below.

Evaluation of Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of our CEO and CFO, our management has evaluated changes in our internal controls over financial reporting that occurred during the fourth quarter of 2007. Based on that evaluation, our CEO and CFO did not identify any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None.

PART III

We have omitted the information required in Part III of this annual report because we intend to include that information in our definitive proxy statement for our 2008 annual meeting of stockholders, which we expect to file before 120 days after the end of fiscal 2007. We incorporate that information in this annual report by reference to our 2008 proxy statement.

ITEM 10.	Directors, Executive Officers and Corporate Governance

Information in our 2008 proxy statement under the captions “Directors and Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Board of Directors and Committees of the Board” is incorporated by reference.

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

Information in our 2008 proxy statement under the captions “Compensation of Directors and Executive Officers,” “Compensation Committee Report,” “Equity Compensation Plans” and “Board of Directors and Committees of the Board” is incorporated by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information in our 2008 proxy statement under the captions “Equity Compensation Plans” and “Security Ownership of Certain Beneficial Owners and Management” is incorporated by reference.

ITEM 13.	Certain Relationships and Related Transactions and Director Independence

Information in our 2008 proxy under the caption “Board of Directors and Committees of the Board” is incorporated by reference.

ITEM 14.	Principal Accountant Fees and Services

Information in our 2008 proxy statement under the caption “Principal Accountant Fees and Services” is incorporated by reference.

PART IV

ITEM 15. Exhibits	and Financial Statement Schedules

3.	Exhibits

Exhibit No.	Description	Filed with this Form 10-K	Incorporated by Reference
			Form	Filing Date	Exhibit No.
3.1	Amended and Restated Certificate of Incorporation		S-1	February 16, 1996	3.3
3.2	Certificate of Amendment of Certificate of Incorporation		S-3	November 26, 2003	4.2
3.3	Amended, Restated and Corrected Bylaws of KVH Industries, Inc.		8-K	July 31, 2007	3
4.1	Specimen certificate for the common stock		S-1/A	March 22, 1996	4.1
*10.1	Amended and Restated 1995 Incentive Stock Option Plan		10-K	March 15, 2004	10.2
*10.2	Amended and Restated 1996 Incentive and Nonqualified Stock Option Plan		8-K	July 31, 2007	10.3
*10.3	Amended and Restated 1996 Employee Stock Purchase Plan		DEF 14A	April 24, 2006	App. B
*10.4	Amended and Restated 2003 Incentive and Nonqualified Stock Option Plan		8-K	July 31, 2007	10.2
*10.5	Amended and Restated 2006 Stock Incentive Plan		8-K	July 31, 2007	10.1
*10.6	Form of Nonqualified Stock Option agreement granted under the Amended and Restated 1996 Incentive and Nonqualified Stock Option Plan		10-K	March 15, 2005	10.12
*10.7	Form of Incentive Stock Option agreement granted under the Amended and Restated 1996 Incentive and Nonqualified Stock Option Plan		10-K	March 15, 2005	10.13
*10.8	Form of Nonqualified Stock Option agreement granted under the Amended and Restated 2003 Incentive and Nonqualified Stock Option Plan		10-K	March 15, 2005	10.14
*10.9	Form of Incentive Stock Option agreement granted under the Amended and Restated 2003 Incentive and Nonqualified Stock Option Plan		10-K	March 15, 2005	10.15
*10.10	Written Description of Option Acceleration on December 9, 2005		8-K	December 13, 2005	10.2
*10.11	Form of Incentive Stock Option agreement granted under the Amended and Restated 2006 Stock Incentive Plan		8-K	August 28, 2006	10.1
*10.12	Form of Non-Statutory Stock Option agreement granted under the Amended and Restated 2006 Stock Incentive Plan		8-K	August 28, 2006	10.2
10.13	Open End Mortgage and Security Agreement dated January 11, 1999 with IDS Life Insurance Co. for 50 Enterprise Center, Middletown, RI		10-K	March 24, 1999	99.1
10.14	Loan and Security Agreement dated March 27, 2000 with Fleet Capital Corporation		10-K	March 30, 2000	10.38

Exhibit No.	Description	Filed with this Form 10-K	Incorporated by Reference
			Form	Filing Date	Exhibit No.
10.15	First Amendment to Loan and Security Agreement dated March 7, 2003 with Fleet Capital Corporation		8-K/A	November 26, 2003	10.1
10.16	Second Amendment to Loan and Security Agreement dated as of June 25, 2003 with Fleet Capital Corporation		8-K	June 27, 2003	99.1
10.17	Amended and Restated Credit and Security Agreement dated July 17, 2003 with Fleet Capital Corporation		8-K	July 18, 2003	99.1
10.18	Assignment and Assumption and Amendment and Note Modification Agreement, dated July 17, 2006 by and among KVH Industries, Inc. (the “Borrower”), Banc of America Leasing & Capital, LLC (successor-by-merger to Fleet Capital Corporation) (the “Assignor”), and Bank of America, N.A. (successor-by-merger to Fleet National Bank) (the “Assignee”)		8-K	July 20, 2006	10.1
10.19	Second Amendment and Note Modification Agreement, dated December 28, 2006 by and among KVH Industries, Inc. (the “Borrower”), and Bank of America, N.A. (the “Bank”)		8-K	January 3, 2007	10.1
*10.20	Form of Restricted Stock Agreement under KVH Industries, Inc.’s 2006 Stock Incentive Plan		8-K	August 16, 2007	10.1
21.1	List of Subsidiaries		S-1	March 28, 1996	21.1
23.1	Consent of KPMG LLP	X
31.1	Rule 13a-14(a)/15d-14(a) certification of principal executive officer	X
31.2	Rule 13a-14(a)/15d-14(a) certification of principal financial officer	X
32.1	Rule 1350 certification	X

*	Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KVH Industries, Inc.

Date: March 13, 2008	By:	/s/ MARTIN A. KITS VAN HEYNINGEN
Martin A. Kits van Heyningen President, Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Name	Title	Date

/S/ MARTIN A. KITS VAN HEYNINGEN Martin A. Kits van Heyningen	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 13, 2008

/S/ PATRICK J. SPRATT Patrick J. Spratt	Chief Financial and Accounting Officer (Principal Financial and Accounting Officer)	March 13, 2008

/S/ ROBERT W.B. KITS VAN HEYNINGEN Robert W.B. Kits van Heyningen	Director	March 13, 2008

/S/ MARK S. AIN Mark S. Ain	Director	March 13, 2008

/S/ STANLEY K. HONEY Stanley K. Honey	Director	March 13, 2008

/S/ BRUCE J. RYAN Bruce J. Ryan	Director	March 13, 2008

/S/ CHARLES R. TRIMBLE Charles R. Trimble	Director	March 13, 2008

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

KVH Industries, Inc.:

We have audited the accompanying consolidated balance sheets of KVH Industries, Inc., and subsidiary (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders' equity, accumulated other comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2007. We also have audited the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in Note 1 to the consolidated financial statements, on January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R, Shared-Based Payment.

/s/ KPMG LLP
Providence, Rhode Island March 12, 2008

KVH INDUSTRIES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$12,284,307	$15,780,851
Marketable securities	41,020,616	38,958,402
Accounts receivable, net of allowance for doubtful accounts of approximately $256,000 in 2007 and $693,000 in 2006	12,826,445	10,556,362
Inventories	9,313,382	9,043,326
Prepaid expenses and other assets	981,485	679,629
Costs and estimated earnings in excess of billings on uncompleted contracts	18,287	183,306
Deferred income taxes	17,265	164,949

Total current assets	76,461,787	75,366,825

Property and equipment, net	11,738,504	9,568,640
Other non-current assets	36,256	154,994
Deferred income taxes	3,333,794	3,333,794

Total assets	$91,570,341	$88,424,253

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,016,101	$2,639,224
Accrued compensation and employee-related expenses	2,125,281	2,782,825
Accrued other	2,452,935	1,748,644
Accrued product warranty costs	778,198	538,886
Accrued professional fees	260,605	538,919
Current portion of long-term debt	132,210	123,297

Total current liabilities	8,765,330	8,371,795

Long-term debt excluding current portion	2,026,156	2,158,366
Deferred revenue	8,437	99,220

Total liabilities	10,799,923	10,629,381

Commitments and contingencies (notes 1, 5, 6 and 13)
Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 1,000,000 shares; none issued	—	—
Common stock, $0.01 par value. Authorized 20,000,000 shares, 15,070,528 and 14,866,212 shares issued; 14,829,528 and 14,866,212 shares outstanding at December 31, 2007 and December 31, 2006, respectively	150,705	148,664
Additional paid-in capital	91,124,130	88,510,689
Accumulated deficit	(8,331,148)	(10,830,307)
Accumulated other comprehensive loss	(366)	(34,174)

	82,943,321	77,794,872
Less: treasury stock at cost, common stock, 241,000 shares as of December 31, 2007 and 0 shares as of December 31, 2006	(2,172,903)	—

Total stockholders’ equity	80,770,418	77,794,872

Total liabilities and stockholders’ equity	$91,570,341	$88,424,253

See accompanying Notes to Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2007	2006	2005
Net sales	$80,915,489	$78,973,425	$71,257,981
TracVision A5 revaluation charge	—	—	(100,050)
All other costs of sales	48,449,435	47,168,133	41,686,618

Total costs of sales	48,449,435	47,168,133	41,586,568

Gross profit	32,466,054	31,805,292	29,671,413
Operating expenses:
Research and development	9,265,022	7,719,995	7,692,426
Sales, marketing and support	15,402,073	14,387,075	13,844,955
General and administrative	7,537,794	7,841,602	5,844,681

Income from operations	261,165	1,856,620	2,289,351

Other income (expense):
Interest income	2,714,688	2,386,618	1,465,502
Interest expense	(155,811)	(193,036)	(196,432)
Other expense	(76,928)	(25,967)	(338,352)

Income before income taxes	2,743,114	4,024,235	3,220,069
Income tax expense	243,955	349,719	289,083

Net income	$2,499,159	$3,674,516	$2,930,986

Per share information:
Net income per share, basic and diluted	$0.17	$0.25	$0.20

Number of shares used in per share calculation:
Basic	14,964,410	14,786,898	14,571,207

Diluted	14,983,499	14,915,027	14,685,321

See accompanying Notes to Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND

ACCUMULATED OTHER COMPREHENSIVE LOSS

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
Balances at January 1, 2005	14,487,841	$144,878	$85,072,874	$(17,435,809)	$(49,624)	$—	$67,732,319
Comprehensive income:
Net income	—	—	—	2,930,986	—	—	2,930,986
Unrealized loss on marketable securities	—	—	—	—	(119,170)	—	(119,170)

Comprehensive income	—	—	—	—	—	—	2,811,816
Common stock issued under benefit plan	24,122	241	191,787	—	—	—	192,028
Exercise of stock options	126,137	1,262	625,273	—	—	—	626,535

Balances at December 31, 2005	14,638,100	146,381	85,889,934	(14,504,823)	(168,794)	—	71,362,698

Comprehensive income:
Net income	—	—	—	3,674,516	—	—	3,674,516
Unrealized gain on marketable securities	—	—	—	—	134,620	—	134,620

Comprehensive income	—	—	—	—	—	—	3,809,136
Stock-based compensation	—	—	1,074,837	—	—	—	1,074,837
Acquisition of treasury stock	(12,153)	—	—	—	—	(152,271)	(152,271)
Retirement of treasury stock	—	(121)	(152,150)	—	—	152,271	—
Common stock issued under benefit plan	10,000	101	99,832	—	—	—	99,933
Exercise of stock options	230,265	2,303	1,598,236	—	—	—	1,600,539

Balances at December 31, 2006	14,866,212	148,664	88,510,689	(10,830,307)	(34,174)	—	77,794,872

Comprehensive income:
Net income	—	—	—	2,499,159	—	—	2,499,159
Unrealized gain on marketable securities	—	—	—	—	33,808	—	33,808

Comprehensive income	—	—	—	—	—	—	2,532,967
Stock-based compensation	—	—	1,194,041	—	—	—	1,194,041
Tax benefit from the exercise of stock options	—	—	61,292	—	—	—	61,292
Registration fees	—	—	(7,500)	—	—	—	(7,500)
Acquisition of treasury stock	(266,996)	—	—	—	—	(2,417,263)	(2,417,263)
Retirement of treasury stock	—	(260)	(244,100)	—	—	244,360	—
Common stock issued under benefit plan	27,062	269	223,396	—	—	—	223,665
Exercise of stock options	203,250	2,032	1,386,312	—	—	—	1,388,344

Balances at December 31, 2007	14,829,528	$150,705	$91,124,130	$(8,331,148)	$(366)	$(2,172,903)	$80,770,418

See accompanying Notes to Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net income	$2,499,159	$3,674,516	$2,930,986
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,139,114	2,004,507	1,957,507
Deferred income tax	89,178	40,397	120,020
Provision for doubtful accounts, net	86,114	138,412	68,705
Gain on disposal of equipment	(5,745)	(22,732)	(22,021)
Loss (gain) on foreign currency forward exchange contracts	247,805	108,312	(39,059)
TracVision A5 revaluation and related charges	—	—	(100,050)
Compensation expense related to options and employee stock purchase plan	1,189,773	1,083,837	—
Changes in operating assets and liabilities:
Accounts receivable	(2,356,197)	1,588,451	(2,775,081)
Costs and estimated earnings in excess of billings on uncompleted contracts	165,019	51,894	511,438
Inventories	(270,056)	(2,479,776)	687,047
Prepaid expenses and other assets	(301,856)	4,987	(306,036)
Other long-term assets	118,738	(55,001)	(41,428)
Accounts payable	214,590	(840,429)	1,875,647
Accrued expenses	(449,002)	560,214	1,012,191
Deferred revenue	(90,783)	(29,171)	144,282

Net cash provided by operating activities	3,275,851	5,828,418	6,024,148

Cash flows from investing activities:
Purchases of marketable securities	(54,205,995)	(51,498,176)	(33,898,748)
Capital expenditures	(3,919,601)	(2,851,630)	(2,275,870)
Proceeds from the sale of equipment	12,272	26,563	22,021
Maturities and sales of marketable securities	52,177,589	48,604,495	33,287,919

Net cash used in investing activities	(5,935,735)	(5,718,748)	(2,864,678)

Cash flows from financing activities:
Repayments of long-term debt	(123,297)	(114,985)	(107,233)
Payment of stock registration fees	(7,500)	—	—
Repurchase of common stock	(2,172,903)	—	—
Tax benefit from the exercise of stock options	61,292	—	—
Proceeds from stock options and employee stock purchase plan	1,405,748	1,626,221	818,563

Net cash (used in) provided by financing activities	(836,660)	1,511,236	711,330

Net (decrease) increase in cash and cash equivalents	(3,496,544)	1,620,906	3,870,800

Cash and cash equivalents at beginning of year	15,780,851	14,159,945	10,289,145

Cash and cash equivalents at end of year	$12,284,307	$15,780,851	$14,159,945

Supplemental disclosure of cash flow information:
Cash paid for interest expense	$155,811	$164,123	$196,670

Cash paid for income taxes	$321,345	$273,828	$2,181

Supplemental disclosure of noncash investing activity:
Changes in accounts payable related to fixed asset additions	$162,287	$—	$—
Changes in accrued liabilities related to fixed asset additions	233,617	—	—
Write-off of fully depreciated fixed assets	75,013	—	—

Supplemental disclosure of noncash financing activity:
Common stock received for option exercise	$244,360	$152,271	$—
Retirement of treasury stock	244,360	152,271	—
Deferred income taxes	58,506	—	—
Employee stock purchase plan activity	4,268	—	—

See accompanying Notes to Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006 and 2005

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

KVH’s guidance and stabilization products include tactical navigation systems that provide uninterrupted access to navigation and pointing information in a spectrum of military vehicles, including tactical trucks and light armored vehicles. KVH also offers precision fiber optic gyro-based systems that enable platform stabilization and munitions guidance. KVH’s guidance and stabilization products are sold directly to United States (U.S.) and allied governments and government contractors, as well as through an international network of authorized independent sales representatives. In addition, KVH’s guidance and stabilization products have numerous commercial applications such as train location control and track geometry measurement systems, industrial robotics and optical stabilization.

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

December 31, 2007, 2006 and 2005

(all tabular amounts in thousands except share and per share amounts)

(1)	Summary of Significant Accounting Policies—(continued)

To mitigate these risks the Company maintains cash, cash equivalents and marketable securities with reputable and nationally recognized financial institutions. As of December 31, 2007, $41.0 million classified as marketable securities was held by Wachovia Securities, LLC, and substantially all of the cash and cash equivalents was held by Bank of America, Inc. See note 2 for a description of marketable securities.

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

	2007	2006	2005
Beginning balance	$693	$626	$677
Additions charged to expense	87	138	68
Deductions (write-offs/recoveries) from reserve	(524)	(71)	(119)

Ending balance	$256	$693	$626

Included in the beginning reserve balance as of December 31, 2004 was a $556,000 specific reserve resulting from a voluntary liquidation under local law of a European distributor during 2004. As the liquidation was finalized in 2007, the Company wrote-off the entire remaining reserve of $492,000 related to this distributor in 2007.

(e)	Revenue Recognition

Product sales. Revenue from product sales is recognized when persuasive evidence of an arrangement exists, goods are shipped, title has passed and collectibility is reasonably assured. The Company’s standard sales terms require that:

•	All sales are final;

•	Terms are generally either Net 30 or Net 45;

•	Shipments are tendered and shipped FOB (or as may be applicable, FCA, or EXW) the Company’s plant or warehouse; and

•	Title and risk of loss or damage passes to the dealer or distributor at the point of shipment when delivery is made to the possession of the carrier.

For certain guidance and stabilization product sales, customer acceptance or inspection may be required before title and risk of loss transfers. For those sales, revenue is recognized after transfer of title and risk of loss and after notification of customer acceptance.

Under certain limited conditions, the Company, at its sole discretion, provides for the return of goods. No product is accepted for return and no credit is allowed on any returned product unless the Company has granted

KVH INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006 and 2005

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

Revenue related to customer contracts that call for standard product modification or enhancement are recognized upon the complete delivery and title transfer of all customer-approved products. Costs of contracts in progress are accumulated within the accompanying consolidated balance sheets in the caption “costs and estimated earnings in excess of billings on uncompleted contracts” and relieved upon product delivery or when billed.

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

None of the Company’s sources of non-product revenue, including revenues earned from product repairs, satellite phone services, engineering services under development contracts, Internet usage services and DIRECTV activations, has individually been a material portion of the Company’s revenue. In the aggregate, such revenues represented 9%, 11% and 8% of total net sales for the years ended December 31, 2007, 2006 and 2005, respectively.

KVH INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006 and 2005

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

(g)	Cash, Cash Equivalents and Marketable Securities

In accordance with the Company’s investment policy, cash in excess of operational needs is invested in money market funds, investment-grade corporate, auction rate securities and U.S. government debt as well as certain asset-backed securities and is reflected within marketable securities in the accompanying consolidated balance sheets. The Company considers all highly liquid investments, not included within marketable securities, with an original maturity of ninety days or less, as of the date of purchase, to be cash equivalents. The Company determines the appropriate classification of marketable securities at each balance sheet date. As of December 31, 2007 and 2006, all of the Company’s marketable securities have been designated as available-for-sale and are carried at their fair value with unrealized gains and losses included in accumulated other comprehensive loss in the accompanying consolidated balance sheets.

The Company reviews investments in debt and equity securities for other than temporary impairment whenever the fair value of an investment is less than amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time. To determine whether an impairment is other-than-temporary, the Company considers whether it has the ability and the intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, compliance with the Company’s investment policy, the severity and duration of the impairment, changes in value subsequent to year-end and forecasted performance of the investee. The Company has reviewed its securities with unrealized losses as of December 31, 2007 and 2006, and has concluded that no other-than-temporary impairments exist.

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

KVH INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006 and 2005

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

The Company’s products carry limited warranties that range from one to two years and vary by product. The warranty period begins on the date of retail purchase by the original purchaser. The Company accrues estimated product warranty costs at the time of sale and any additional amounts are recorded when such costs are probable and can be reasonably estimated. Factors that affect the Company’s warranty liability include the number of units sold, historical and anticipated rates of warranty repairs and the cost per repair. Warranty and related costs are reflected within sales, marketing and support in the accompanying statements of operations. As of December 31, 2007 and 2006, the Company had accrued product warranty costs of approximately $778,000 and $539,000, respectively. The following table summarizes product warranty activity during 2007 and 2006:

	2007	2006
Beginning balance	$539	$611
Charges to expense	1,032	630
Costs incurred	(793)	(702)

Ending balance	$778	$539

(l)	Shipping and Handling Costs

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

Expenditures for research and development, including customer-funded research and development, are expensed as incurred. Revenue from customer-funded research and development is included in net sales, and the related product development costs are included in cost of goods sold. Revenue and related development costs from customer-funded research and development are as follows:

	Year ended December 31,
	2007	2006	2005
Customer-funded revenues	$747	$2,073	$1,852
Customer-funded costs	638	2,060	1,418

KVH INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006 and 2005

(all tabular amounts in thousands except share and per share amounts)

(1)	Summary of Significant Accounting Policies—(continued)

(n)	Advertising Costs

Costs related to advertising are expensed as incurred. Advertising expense was $2.5 million, $2.3 million, and $2.4 million for the years ended December 31, 2007, 2006 and 2005, respectively, and is included in sales, marketing, and support expense in the accompanying consolidated statements of operations.

(o)	Foreign Currency Translation

The financial statements of the Company’s foreign subsidiary, located in Denmark, are maintained in the United States dollar functional currency for both reporting and consolidation purposes. Exchange rates in effect on the date of the transaction are used to record monetary assets and liabilities. Revenue and other expense elements are recorded at rates that approximate the rates in effect on the transaction dates. Realized foreign currency remeasurement gains and losses are recognized within “other expense” in the accompanying consolidated statements of operations. For the years ended December 31, 2007, 2006 and 2005, foreign currency gains (losses) approximated $0.1 million, $0.1 million, and $(0.3) million, respectively.

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

The Company recorded stock-based compensation expense of approximately $1,084,000 for the fiscal year ended December 31, 2006. The stock-based compensation expense included $123,000 recorded in cost of sales, $298,000 recorded in research and development, $200,000 recorded in sales, marketing and support, and $463,000 recorded in general and administrative expense for the fiscal year ended December 31, 2006. The Company recorded stock-based compensation expense of approximately $1,190,000 for the fiscal year ended December 31, 2007. The stock-based compensation expense included $177,000 recorded in cost of sales, $332,000 recorded in research and development, $247,000 recorded in sales, marketing and support, and $434,000 recorded in general and administrative expense for the fiscal year ended December 31, 2007.

KVH INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006 and 2005

(all tabular amounts in thousands except share and per share amounts)

(1)	Summary of Significant Accounting Policies—(continued)

The following table illustrates the pro forma effect on net income and net income per share as if the fair value based method of SFAS No. 123 had been applied to measure compensation cost prior to the Company’s adoption of SFAS No. 123(R) (see note 7 for further discussion):

2005
Net income as reported	$2,931
Stock-based employee compensation determined under the fair value based method, net of income tax effect	(2,809)

Pro forma net income	$122

Net income per common share—basic and diluted
As reported	$0.20

Pro forma	$0.01

(q)	Income Taxes

Income taxes are accounted for under the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. In accordance with SFAS No. 109, the Company has adopted a tax planning strategy to support the realization of a portion of its total domestic deferred tax assets (see note 8 for further discussion).

(r)	Income per Common Share

Basic net income per share is calculated based on the weighted average number of common shares outstanding during the period. Diluted net income per share incorporates the dilutive effect of common stock equivalent options, warrants and other convertible securities, if any, as determined in accordance with the treasury-stock accounting method. Common stock equivalents related to options and restricted stock awards to purchase 1,519,304, 1,083,457, and 849,800 shares of common stock for the years ended December 31, 2007, 2006, and 2005, respectively, have been excluded from the fully diluted calculation of income per share, as inclusion would be anti-dilutive.

A reconciliation of the basic and diluted weighted average common shares outstanding is as follows:

	2007	2006	2005
Weighted average common shares outstanding—basic	14,964,410	14,786,898	14,571,207
Dilutive common shares issuable in connection with stock plans	19,089	128,129	114,114

Weighted average common shares outstanding—diluted	14,983,499	14,915,027	14,685,321

KVH INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006 and 2005

(all tabular amounts in thousands except share and per share amounts)

(1)	Summary of Significant Accounting Policies—(continued)

(s)	Foreign Currency Forward Exchange Contracts

The Company’s foreign subsidiary, located in Denmark, occasionally enters into foreign currency forward exchange contracts to reduce the impact of changes in foreign exchange rates between the United States dollar and the Euro on consolidated results of operations and future foreign currency-denominated cash flows. These contracts primarily reduce the exposure on currency movements affecting existing trade receivables, payables and forecasted purchases and sales. The counterparty to these foreign currency forward exchange contracts is a creditworthy multinational commercial bank. The Company considers the risk of counterparty nonperformance associated with these contracts to be remote. The Company accounts for foreign currency forward exchange contracts at fair value and records any changes in fair value within “other expense” in the accompanying statements of operations.

The Company recorded foreign currency contract (losses) gains of approximately $(248,000), $(108,000) and $39,000, for the years ended December 31, 2007, 2006 and 2005.

The Company was not party to any foreign currency forward exchange contracts at December 31, 2007 and 2006.

(t)	Contingent Liabilities

The Company estimates the amount of potential exposure it may have with respect to claims, assessments and litigation in accordance with SFAS No. 5. The Company is party to pending legal proceedings as described in note 13. It is not always possible to predict the outcome of litigation, as it is subject to many uncertainties. Additionally, it is not always possible for management to make a meaningful estimate of the potential loss or range of loss associated with such litigation. As of December 31, 2007 no losses have been accrued with respect to pending litigation.

(u)	Recent Accounting Pronouncements

In March 2006, the EITF reached a consensus on EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation)”, which allows companies to adopt a policy of presenting taxes in the income statement on either a gross or net basis. Taxes within the scope of this EITF include taxes that are imposed on a revenue transaction between a seller and a customer, for example, sales taxes, use taxes, value-added taxes, and some types of excise taxes. As of January 1, 2007, we adopted EITF 06-3 for interim and annual reporting periods. The adoption of EITF 06-3 did not have a material impact on the Company’s financial position or results of operations as the Company’s policy is to exclude all such taxes from revenue.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 establishes a common definition for fair value to be applied to U.S. GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements, including the methods and assumptions used to measure fair value and the effect of fair value measures on earnings. This statement does not require any new fair value measures; rather, it applies to other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 will be applied prospectively and will be effective for fiscal years beginning after November 15, 2007. The FASB has provided a one year deferral

KVH INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006 and 2005

(all tabular amounts in thousands except share and per share amounts)

(1)	Summary of Significant Accounting Policies—(continued)

for the implementation of SFAS No. 157 for non-financial assets and liabilities that are not required to be measured at fair value on a recurring basis. The Company does not expect that the adoption of this interpretation will have a material impact on the Company’s financial position or results of operations.

As of January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (see note 8 for further discussion).

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

(2)	Marketable Securities

Included in marketable securities as of December 31, 2007 and 2006 are the following:

December 31, 2007	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market mutual funds	$40,000	$—	$—	$40,000
Corporate obligations	1,000	21	—	1,021

Total marketable securities designated as available for sale	$41,000	$21	$—	$41,021

December 31, 2006	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Auction rate securities	$17,679	$—	$—	$17,679
Money market mutual funds	3,727	—	—	3,727
Commercial paper	5,269	—	—	5,269
Federal agency obligations	6,078	—	(17)	6,061
Corporate obligations	6,240	—	(18)	6,222

Total marketable securities designated as available for sale	$38,993	$—	$(35)	$38,958

KVH INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006 and 2005

(all tabular amounts in thousands except share and per share amounts)

(2) Marketable Securities—(continued)

The amortized costs and estimated fair value of debt securities as of December 31, 2007 and 2006 are shown below by effective maturity. Effective maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

December 31, 2007	Amortized Cost	Estimated Fair Value
Due in less than one year	$41,000	$41,021

	$41,000	$41,021

December 31, 2006	Amortized Cost	Estimated Fair Value
Due in less than one year	$35,950	$35,931
Due after one year and within two years	3,043	3,027

	$38,993	$38,958

No realized gains or losses were recognized on the Company’s marketable securities during the year ended December 31, 2007 and 2006.

(3)	Inventories

Inventories as of December 31, 2007 and 2006 include the costs of material, labor, and factory overhead. Inventories consist of the following:

	December 31,
	2007	2006
Raw materials	$5,628	$5,553
Finished goods	2,386	2,886
Work in process	1,299	604

	$9,313	$9,043

(4)	Property and Equipment

Property and equipment, net, as of December 31, 2007 and 2006 consist of the following:

	December 31,
	2007	2006
Land	$807	$807
Building and improvements	5,623	3,649
Leasehold improvements	1,936	1,557
Machinery and equipment	13,252	11,911
Office and computer equipment	6,771	6,181
Motor vehicles	313	363

	28,702	24,468
Less accumulated depreciation	(16,963)	(14,899)

	$11,739	$9,569

KVH INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006 and 2005

(all tabular amounts in thousands except share and per share amounts)

(4)	Property and Equipment—(continued)

Depreciation for the years ended December 31, 2007, 2006 and 2005 amounted to approximately $2.1 million, $1.9 million, and $1.8 million, respectively.

(5)	Debt and Line of Credit

In January 1999, the Company entered into a mortgage loan in the amount of $3.0 million. The note term is 10 years, with a principal amortization of 20 years at a fixed rate of interest of 7%. Land, building and improvements with an approximate carrying value of $5.4 million as of December 31, 2007, secure the mortgage loan. The monthly mortgage payment is approximately $23,000, including interest and principal. Due to the difference in the term of the note and amortization of the principal, a balloon payment of approximately $2.0 million is due on February 1, 2009. The mortgage principal paid during the year ended December 31, 2007 totaled approximately $123,000. Interest expense on the mortgage approximated $156,000, $164,000 and $171,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

The following is a summary of future principal payments under the mortgage:

Years ending December 31,	Principal Payment
2008	$132
2009	2,026

Total outstanding at December 31, 2007	$2,158

Since March 27, 2000, the Company has maintained a credit and security agreement providing for a maximum $15.0 million line of credit. On July 17, 2006 and December 28, 2006, certain terms and conditions contained in the credit and security agreement were amended to, among other things: (i) extend the maturity date of the note to December 31, 2008; (ii) eliminate the unused portion of the line of credit fee and replace it with a quarterly commitment fee of $2,000 commencing October 1, 2006; (iii) decrease the margin for borrowings by the Company under the line of credit based in Euros from 2% to 1.5%; and (iv) add two additional financial covenants, a Leverage Ratio and a Fixed Charge Ratio, that will apply in the event that Company’s consolidated cash, cash equivalents and marketable securities balance falls below $25.0 million at any time. In the event of a draw down, the Company would pay interest at a rate equal to, at its option, Eurodollar rate plus 1.5%, or the greater of the Federal Funds Effective Rate plus 0.5% or the bank’s prime interest rate. The Company may terminate the loan agreement prior to its full term, provided the bank is given 30 days written notice. At December 31, 2007 and 2006, no borrowings were outstanding under the facility.

Total commitment fees related to the line of credit were approximately $16,000, $16,000 and $25,000 for the year ended December 31, 2007, 2006 and 2005.

KVH INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006 and 2005

(all tabular amounts in thousands except share and per share amounts)

(6)	Commitments and Contingencies

The Company has certain operating leases for facilities, automobiles, and various equipment. The following reflects future minimum payments under operating leases that have initial or remaining non-cancelable lease terms in excess of one year at December 31, 2007:

Years ending December 31,	Operating Leases
2008	$553
2009	541
2010	467
2011	463
2012	425
Thereafter	431

Total minimum lease payments	$2,880

Total rent expense incurred under facility operating leases for the years ended December 31, 2007, 2006 and 2005 amounted to $880,000, $738,000, and $627,000, respectively.

In the normal course of business, the Company enters into unconditional purchase order obligations with its suppliers for inventory and other operational purchases. Outstanding and unconditional purchase order obligations, which generally are for a period of less than one year, approximated $16.6 million as of December 31, 2007.

In the first quarter of 2006, the Company entered into a licensing agreement with Litton Systems, Inc., a wholly owned subsidiary of Northrop Grumman Systems Corporation (Grumman) to provide the Company with the right to access/use certain patented technologies owned by Grumman. Under the agreement, which spans the life of the patented technology, the Company will pay a licensing fee to Grumman equal to 4.5% of the net selling price for each unit sold in which the licensed technology is utilized. The agreement provides for minimum payments during 2008 and 2009 of $250,000 and $187,000, respectively. In 2007 the Company’s expense in relation to the licensing fee was approximately $344,000.

As of December 31, 2007, the Company had a standby letter of credit in the amount of approximately $200,000 outstanding in support of a customer deposit. The Company did not enter into any other off-balance sheet commitments, guarantees, or standby repurchase obligations as of December 31, 2007.

(7)	Stockholders’ Equity

(a)	Employee Stock Options

Options are granted with an exercise price equal to the fair market value of the common stock on the date of grant and generally vest in equal annual amounts over four years beginning on the first anniversary of the date of the grant. No options are exercisable for periods of more than 10 years after date of grant. All plans were approved by the Company’s shareholders, pursuant to which 3,915,000 shares of the Company’s common stock were reserved for issuance. As of December 31, 2007, 3,191,458 options to purchase shares of common stock had been issued or expired and 723,542 were available for future grants. The Compensation Committee of the

KVH INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006 and 2005

(all tabular amounts in thousands except share and per share amounts)

(7)	Stockholders’ Equity—(continued)

Board of Directors administers the plans, approves the individuals to whom options will be granted and determines the number of shares and exercise price of each option. Outstanding options under the plans at December 31, 2007 expire from February 2008 through September 2012. None of the Company’s outstanding options includes performance-based or market-based vesting conditions as of December 31, 2007.

The Company has estimated the fair value of each option grant on the date of grant using the Black-Scholes option-pricing model. The expected volatility assumption is based on the historical weekly price data of the Company’s common stock over a period equivalent to the weighted average expected life of the Company’s options. The expected term of options granted is derived using assumed exercise rates based on historical exercise patterns and represents the period of time the options granted are expected to be outstanding. The risk-free interest rate is based on the actual U.S. Treasury zero-coupon rates for bonds matching the expected term of the option as of the option grant date. The dividend yield of zero is based upon the fact that we have not historically declared or paid cash dividends, and do not expect to declare or pay dividends in the foreseeable future. The Company has applied an estimated forfeiture rate of 10% for option grants awarded subsequent to January 1, 2006. The forfeiture rate is based substantially on the history of cancellations of similar options granted in prior years. The forfeiture rate will be revised, if necessary, based on actual experience.

The fair value of stock options granted was estimated using the Black-Scholes option-pricing model. The per share weighted-average fair values of stock options granted during 2007, 2006 and 2005 were $4.26, $5.44, and $5.07, respectively. The weighted-average assumptions used to value options as of their grant date were as follows:

	Year Ended December 31,
	2007	2006	2005
Risk-free interest rate	4.39%	4.56%	4.04%
Expected volatility	49.1%	52.8%	58.2%
Expected life (in years)	4.19	4.35	4.37
Dividend yield	0%	0%	0%

The changes in outstanding employee stock options for the year ended December 31, 2007, is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2006	1,563,773	$11.11
Granted	295,650	9.65
Exercised	(203,250)	6.83
Expired or canceled	(122,750)	10.78

Outstanding at December 31, 2007	1,533,423	$11.43	2.41	$7

Exercisable at December 31, 2007	847,826	$12.24	1.63	$5

KVH INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006 and 2005

(all tabular amounts in thousands except share and per share amounts)

(7)	Stockholders’ Equity—(continued)

The following table summarizes information about employee stock options as of December 31, 2007:

Range of Exercise Prices	Number Outstanding	Average Remaining Life (in Years)	Outstanding Weighted Average Exercise Price	Number Exercisable	Exercisable Weighted Average Exercise Price
$ 7.92 – $ 9.00	122,026	2.46	$8.18	94,529	$8.16
9.01 – 13.50	1,174,197	2.74	10.71	516,097	10.95
13.51 – 20.02	237,200	0.94	16.65	237,200	16.65

	1,533,423	2.41	$11.43	847,826	$12.24

The total aggregate intrinsic value of options exercised was approximately $559,000, $969,000, and $665,000 in 2007, 2006, and 2005, respectively. The total aggregate intrinsic value of options exercisable at December 31, 2006 and 2005, was $1,012,000 and $1,140,000, respectively. The total aggregate intrinsic value of options outstanding at December 31, 2006 was $1,267,000. The weighted average remaining contractual term for options outstanding at December 31, 2006 was 2.70 years.

As of December 31, 2006, the number of options exercisable was 877,815 and the weighted average exercise price of those options was $11.41 per share. The weighted average remaining contractual term for options exercisable at December 31, 2006 was 1.76 years.

As of December 31, 2007, there was approximately $2.4 million of total unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted-average period of 2.35 years. In 2007 and 2006, the Company recorded compensation charges of approximately $1,099,000 and $1,053,000, respectively, related to stock options. During 2007, 2006 and 2005, cash received under stock option plans for exercises was approximately $1,144,000, $1,448,000 and $627,000, respectively.

In 2007 and 2006, an employee exercised stock options and delivered 25,996 and 12,153 shares of common stock to the Company in payment of the exercise price, respectively. The shares were valued on the basis of the closing price of our common stock on the date of exercise.

On December 9, 2005, the Compensation Committee of the Board of Directors accelerated the vesting of existing “out-of-the-money” stock options that had exercise prices per share equal to or greater than ten percent (10%) above the closing market price on December 8, 2005. On such date, the closing market price was $9.93. Accordingly, options to purchase approximately 271,000 shares of the Company’s common stock became exercisable on December 9, 2005 as a result of this acceleration. These options had exercise prices ranging from $10.99 to $17.62 per share. The decision to accelerate the vesting of these stock options was made primarily to reduce the total non-cash compensation expense that would have been recorded in the Company’s statement of operations in future periods as a result of the adoption of SFAS No. 123(R) in 2006.

(b)	Restricted Stock

The Company granted 54,962 restricted stock awards to employees under the terms of the 2006 Stock Incentive Plan for the year ended December 31, 2007. The restricted stock awards vest annually over four years from the date of grant subject to the recipient remaining a service provider through the applicable vesting dates. Compensation expense for restricted stock awards is measured at fair value on the date of grant based on the

KVH INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006 and 2005

(all tabular amounts in thousands except share and per share amounts)

(7)	Stockholders’ Equity—(continued)

number of shares granted and the quoted market closing price of the Company’s common stock. Such value is recognized as expense over the vesting period of the award, net of estimated forfeitures. The weighted-average grant-date fair value of restricted stock granted in 2007 was $9.79 per share.

As of December 31, 2007, there was approximately $374,000 of total unrecognized compensation expense related to restricted stock awards, which is expected to be recognized over a weighted-average period of 3.59 years. In 2007 the Company recorded compensation charges of approximately $42,000 related to restricted stock awards.

Restricted stock activity under the 2006 Stock Incentive Plan for 2007 is as follows:

	Number of Shares	Weighted- average grant date fair value

Outstanding at December 31, 2006, nonvested	—	$—

Granted	54,962	9.79
Vested	—	—
Forfeited	(481)	10.00

Outstanding at December 31, 2007, nonvested	54,481	$9.79

(c)	Employee Stock Purchase Plan

On May 24, 2006, at the Company’s 2006 Annual Meeting of Stockholders, the stockholders of the Company approved an amendment to the Company’s Amended and Restated Employee Stock Purchase Plan (ESPP) increasing the number of shares reserved for issuance by 50,000 to a total of 450,000. The Board of Directors of the Company had approved the amendment on February 22, 2006, subject to shareholder approval. Under the ESPP, the Company is authorized to issue up to 450,000 shares of common stock, of which 51,202 shares remain available as of December 31, 2007.

The Employee Stock Purchase Plan (the “ESPP”) covers substantially all of the Company’s employees in the United States and Denmark. Under the terms of the ESPP, eligible employees can elect to have up to six percent of their pre-tax compensation on a semi-annual basis withheld to purchase shares of the Company’s common stock. The ESPP allows eligible employees the right to purchase the Company’s common stock on a semi-annual basis at 85% of the market price at the end of each purchase period. During 2007, 2006 and 2005, 27,062, 10,000, and 24,122 shares, respectively, were issued under this plan. The Company utilizes the Black-Scholes option-pricing model to calculate the fair value of these discounted purchases. The fair value of the 15% discount is recognized as compensation expense over the purchase period. The Company applies a graded vesting approach because the ESPP provides for multiple purchase periods and is, in substance, a series of linked awards. In 2007 and 2006, the Company recorded compensation charges of approximately $49,000 and $31,000, respectively, related to the ESPP. During 2007, 2006 and 2005, cash received under the ESPP was approximately $262,000, $178,000 and $192,000, respectively.

KVH INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006 and 2005

(all tabular amounts in thousands except share and per share amounts)

(8)	Income Taxes

Income tax expense for the years ended December 31, 2007, 2006 and 2005 attributable to income from operations is presented below.

	Current	Deferred	Total
Year ended December 31, 2007
Federal	$(46)	$—	$(46)
State	67	—	67
Foreign	76	147	223

	$97	$147	$244

Year ended December 31, 2006
Federal	$70	$—	$70
State	67	—	67
Foreign	212	—	212

	$349	$—	$349

Year ended December 31, 2005
Federal	$61	$105	$166
State	—	15	15
Foreign	112	(4)	108

	$173	$116	$289

The actual income tax expense differs from the “expected” income tax expense computed by applying the United States Federal corporate income tax rate of 34% to income before taxes as follows:

	Year Ended December 31,
	2007	2006	2005
Computed “expected” tax expense	$933	$1,369	$1,095
Decrease in income taxes resulting from:
State income tax expense, net of federal benefit	44	44	—
Non-deductible expenses	31	76	22
Foreign tax rate and regulation differential	—	(43)	(27)
Decrease of valuation reserve resulting from tax strategy revaluation	—	—	120
Adjustments to operating loss carry-forwards	162
Change in valuation allowance	(926)	(1,097)	(921)

Net income tax expense	$244	$349	$289

The components of results of operations before income taxes, determined by tax jurisdiction, are as follows:

	Year Ended December 31,
	2007	2006	2005
United States	$1,868	$3,304	$2,821
Denmark	875	720	399

Total	$2,743	$4,024	$3,220

KVH INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006 and 2005

(all tabular amounts in thousands except share and per share amounts)

(8) Income Taxes—(continued)

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities for the periods presented are as follows:

	December 31,
	2007	2006
Deferred tax assets:
Accounts receivable, due to allowance for doubtful accounts	$291	$393
Inventories	440	489
Operating loss carry-forwards	4,925	6,470
Stock compensation expense	725	343
Intangibles due to differences in amortization	127	152
Federal tax credit carry-forwards	598	285
State tax credit carry-forwards	326	245
Accrued expenses	356	469

Gross deferred tax assets	7,788	8,846

Less valuation allowance	(4,024)	(4,950)

Net deferred tax assets	3,764	3,896
Deferred tax liability:
Property and equipment, due to differences in depreciation	(413)	(397)

Net deferred tax asset	$3,351	$3,499

As of December 31, 2007. approximately $17,000 of the Company’s net deferred tax asset is attributable to future deductible amounts within the Danish tax jurisdiction for the Company’s wholly owned subsidiary located in Denmark.

As of December 31, 2007, the Company had federal net operating loss carry-forwards available to offset future taxable income of approximately $13.6 million. The Company also had state net operating loss carry-forwards available to offset future state taxable income of approximately $6.6 million. The federal net operating loss carry-forwards expire in years 2021 through 2027. State net operating loss carry-forwards expire in years 2008 through 2012. The tax benefit related to approximately $5.2 million of federal and approximately $3.3 million of state net operating loss carry-forwards will be recorded to additional paid-in capital when utilized.

As of December 31, 2007, the Company had research and development tax credit carry-forwards in the amount of $151,000 that expire in years 2008 through 2012, and foreign tax credit carry-forwards in the amount of $345,000 that expire in years 2015 through 2017. The Company also had alternative minimum tax credits of $102,000 that have no expiration date. As of December 31, 2007, the Company’s state tax credit carry-forwards available to reduce future state tax expense were approximately $326,000. These state tax credit carry-forwards expire in years 2008 through 2012.

The Company’s ability to utilize these net operating loss carry-forwards and credits may be limited in the future if the Company experiences an ownership change pursuant to Internal Revenue Code Section 382. An ownership change occurs when the ownership percentages of 5% or greater stockholders changes by more than 50% over a three-year period.

KVH INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006 and 2005

(all tabular amounts in thousands except share and per share amounts)

(8) Income Taxes—(continued)

For the years ended December 31, 2007 and 2006 the Company generated net income of $2.5 million and $3.7 million, respectively. In assessing the realizability of its net deferred tax assets, the Company considered whether it is more likely than not that some portion or all of the net deferred tax assets will not be realized. The ultimate realization of net deferred tax assets depends upon the generation of future taxable income during the periods in which those temporary differences become deductible. As of December 31, 2007 and 2006, the Company has recorded a valuation allowance against a portion of its deferred tax assets because it believes that, after considering all of the available objective evidence, including available tax planning strategies, historical and prospective results of operations, with greater weight given to historical evidence, it is more likely than not that a portion of the asset will not be realized. The amount of valuation allowance decreased by approximately $900,000 from December 31, 2006 to approximately $4.0 million as of December 31, 2007. The amount of valuation allowance decreased by approximately $1.1 million from December 31, 2005 to approximately $5.0 million as of December 31, 2006. Should the Company generate net income in 2008 and project net income for 2009 and beyond, the Company may determine, after considering all available objective evidence, that it is more likely than not that all of its net deferred tax asset would be realized. Should that determination be made, the Company would reverse all or a portion of its deferred tax asset valuation allowance at such time and recognize a reduction of income tax expense (as of December 31, 2007 the amount of any reduction which would impact income tax expense was approximately $2.1 million). In addition, as a portion of the Company’s deferred tax asset was generated from excess tax deductions from share-based payment awards, a portion of such valuation allowance reversal would be recorded to additional paid-in capital when the deduction reduces taxes payable (as of December 31, 2007 such amount would have been $1.9 million).

The Company’s tax planning strategy provides a basis for the realization of a portion of its total domestic net deferred tax assets as of December 31, 2007 and 2006. Specifically, as of December 31, 2007 and 2006, the Company has approximately $3.3 million of U.S. net deferred tax assets, which consist of federal net operating loss carry-forwards available to offset future taxable income. The Company’s strategy to utilize these assets is based upon its ability to sell its property located in Middletown, Rhode Island for the express purpose of generating taxable income to utilize these loss carry-forwards before they expire. This tax strategy is not an action that the Company ordinarily would take but would take, if necessary, to realize tax benefits prior to expiration. The U.S. deferred tax asset as of December 31, 2007 of approximately $3.3 million is derived from the estimate that the property sale would generate approximately $8.5 million in net taxable gains, should the Company be required to execute on its strategy to preserve its net deferred tax assets. Because the realizable value of the Company’s deferred tax assets is derived from the fair market valuation of the Middletown property, future tax expense and/or benefit are highly correlated to changes in property values in Rhode Island.

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

The Company adopted the provisions of FIN No. 48 effective January 1, 2007. The Company did not have any material unrecognized tax benefits at January 1, 2007 and December 31, 2007. The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. The Company files United States Federal, state and Danish income tax returns. In general, the statute of limitations with respect to the Company’s United States Federal income taxes has expired for years prior to 2004, and the relevant state statutes vary. However, preceding years remain open to examination by United States Federal and

KVH INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006 and 2005

(all tabular amounts in thousands except share and per share amounts)

(8) Income Taxes—(continued)

state taxing authorities to the extent of future utilization of net operating losses and research and development tax credits generated in each preceding year. The Company generally is no longer subject to income tax examinations by the Danish tax authorities for years before 2004.

(9)	401(k) Plan

The Company has a 401(k) Plan (the Plan) for all eligible employees. Participants may defer a portion of their pre-tax earnings subject to limits determined by the Internal Revenue Service. Participants age 50 or older may be eligible to make additional contributions. As of December 31, 2007, the Company matches one half of the first 4% contributed by the Plan participants. The Company’s contributions vest over a four-year period from the date of enrollment in the Plan. Total Company matching contributions were approximately $328,000, $266,000 and $144,000 for the years ended December 31, 2007, 2006, and 2005, respectively. In addition, the Company may make contributions to the Plan at the discretion of the Compensation Committee of the Board of Directors. There were no discretionary contributions in 2007, 2006, and 2005.

(10)	Business and Credit Concentrations

Significant portions of the Company’s net sales are as follows:

	Year Ended December 31,
	2007	2006	2005
Net sales to foreign customers outside the U.S. and Canada	25.0%	23.4%	18.8%

For the years ended December 31, 2007, 2006, and 2005, no single customer accounted for 10% or more of the Company’s consolidated net sales.

(11)	Segment Reporting

Under common operational management, the Company designs, develops, manufactures and markets its navigation, guidance and stabilization and mobile communication products for use in a wide variety of applications. Products are generally sold directly to third-party consumer electronic dealers and retailers, consumer manufacturers, government contractors or directly to U.S. and other foreign government agencies. Primarily, sales originating in North America consist of sales within the United States and Canada and, to a lesser extent, Mexico, Asia/Pacific and some Latin and South American countries. North American sales also include all guidance and stabilization product sales throughout the world. Sales originating from the Company’s Denmark subsidiary principally consist of sales into all European countries, both inside and outside the European Union, as well as Africa, the Middle East, India and all countries in Asia.

The Company operates in two geographic segments, exclusively in the mobile communications, navigation and guidance equipment industry, which it considers to be a single business activity. The Company has two primary product categories: mobile communication and guidance and stabilization. Mobile communication sales and services include automotive, marine and land mobile communication equipment, such as satellite-based telephone, television and broadband Internet connectivity services. Guidance and stabilization sales and services include sales of commercial marine and defense-related navigation, guidance and stabilization equipment based upon digital compass and fiber optic sensor technology. Guidance and stabilization sales also include development contract revenue.

KVH INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006 and 2005

(all tabular amounts in thousands except share and per share amounts)

(11) Segment Reporting—(continued)

The following table summarizes information regarding the Company’s operations by geographic segment:

	Sales Originating From
Year ended December 31, 2007	North America	Europe	Total
Mobile communication sales to the United States and Canada	$43,424	$—	$43,424
Mobile communication sales to Europe	681	12,302	12,983
Mobile communication sales to other geographic areas	527	3,717	4,244
Guidance and stabilization sales to the United States and Canada	17,248	—	17,248
Guidance and stabilization sales to Europe	2,018	—	2,018
Guidance and stabilization sales to other geographic areas	998	—	998
Intercompany sales	9,847	—	9,847

Subtotal	74,743	16,019	90,762
Eliminations	(9,847)	—	(9,847)

Net sales	$64,896	$16,019	$80,915

Segment net income	$1,847	$652	$2,499
Depreciation and amortization	$2,106	$33	$2,139
Total assets	$88,064	$3,506	$91,570

	Sales Originating From
Year ended December 31, 2006	North America	Europe	Total
Mobile communication sales to the United States and Canada	$42,302	$—	$42,302
Mobile communication sales to Europe	503	10,096	10,599
Mobile communication sales to other geographic areas	678	2,531	3,209
Guidance and stabilization sales to the United States and Canada	18,197	—	18,197
Guidance and stabilization sales to Europe	2,353	—	2,353
Guidance and stabilization sales to other geographic areas	2,313	—	2,313
Intercompany sales	7,043	85	7,128

Subtotal	73,389	12,712	86,101
Eliminations	(7,043)	(85)	(7,128)

Net sales	$66,346	$12,627	$78,973

Segment net income	$3,161	$513	$3,674
Depreciation and amortization	$1,968	$36	$2,004
Total assets	$85,896	$2,528	$88,424

	Sales Originating From
Year ended December 31, 2005	North America	Europe	Total
Mobile communication sales to the United States and Canada	$39,064	$—	$39,064
Mobile communication sales to Europe	—	8,677	8,677
Mobile communication sales to other geographic areas	—	1,316	1,316
Guidance and stabilization sales to the United States and Canada	18,773	—	18,773
Guidance and stabilization sales to Europe	2,918	—	2,918
Guidance and stabilization sales to other geographic areas	510	—	510
Intercompany sales	5,771	22	5,793

Subtotal	67,036	10,015	77,051
Eliminations	(5,771)	(22)	(5,793)

Net sales	$61,265	$9,993	$71,258

Segment net income	$2,640	$291	$2,931
Depreciation and amortization	$1,929	$29	$1,958
Total assets	$80,085	$2,245	$82,330

KVH INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006 and 2005

(all tabular amounts in thousands except share and per share amounts)

(12)	Share Buyback Program

On July 26, 2007, the Company’s Board of Directors authorized a program to repurchase up to one million shares of the Company’s common stock. The repurchase program is funded using the Company’s existing cash, marketable securities and future cash flows. Under the repurchase program, the Company, at management’s discretion, may repurchase shares on the open market from time to time, in privately negotiated transactions or block transactions, or through an accelerated repurchase agreement. The timing of such repurchases depends on availability of shares, price, market conditions, alternative uses of capital, and applicable regulatory requirements. The program may be modified, suspended or terminated at any time without prior notice. The repurchase program has no expiration date. There were no other repurchase programs outstanding during the year ended December 31, 2007, and no repurchase programs expired during the period.

The Company repurchased 241,000 shares of its common stock in the twelve month period ended December 31, 2007 under the program at a cost of approximately $2.2 million.

(13)	Legal Matters

The Company and certain of its officers were defendants in a class action lawsuit in the U.S. District Court for the District of Rhode Island. The suit asserted claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 under that statute, as well as claims under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, on behalf of purchasers of our securities in the period October 1, 2003 to July 2, 2004 and sought certain legal remedies, including compensatory damages. The Teamsters Affiliates Pension Plan was appointed lead plaintiff. This matter consolidated into one action eight separate complaints filed between July 24, 2004 and September 15, 2004. On January 14, 2005, the defendants filed a motion to dismiss the consolidated complaint for failure to state a claim upon which relief can be granted. The court denied this motion in part and granted it in part.

On October 14, 2005, the defendants answered the consolidated complaint and denied liability and all allegations of wrongdoing. Subsequently, on December 13, 2005, plaintiffs filed a motion for class certification. On January 25, 2008, the U.S. District Court of Rhode Island, for purposes of effecting a settlement, certified a settlement class, granted final approval of the settlement and entered an order dismissing with prejudice all claims that were or could have been brought in the action.

On August 16, 2004, Hamid Mehrvar filed a shareholder’s derivative action in the Rhode Island State Superior Court for Newport County against KVH and certain of its officers and directors. The amended complaint asserted state law claims on KVH’s behalf arising between October 1, 2003 and the then-current time in connection with the allegations set forth in the class action consolidated complaint in the U.S. District Court described above. On October 7, 2005, the court dismissed Mehrvar’s amended complaint without prejudice. By letter dated October 14, 2005, Mehrvar delivered a demand that KVH commence litigation for the same acts alleged in his complaint against the directors and senior officers who served during the period October 1, 2003 to the then-current time. On March 1, 2006, Mehrvar filed a shareholder’s derivative action in the Rhode Island State Superior Court for Providence County against KVH and certain of its officers and directors. The complaint asserted state law claims on KVH’s behalf arising between October 1, 2003 and the then-current time in connection with the allegations set forth in the class action consolidated complaint in the U.S. District Court described above and sought certain legal and equitable remedies, including restitution from KVH’s directors and officers and corporate governance changes. On June 30, 2006, defendants moved to dismiss the complaint on the basis that plaintiff’s complaint failed to adequately allege that demand was wrongfully refused. The motion to

KVH INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006 and 2005

(all tabular amounts in thousands except share and per share amounts)

(13)	Legal Matters—(continued)

dismiss has been voluntarily withdrawn without prejudice to its refiling at a later date. On November 19, 2007, the Rhode Island State Superior Court for Providence County granted final approval of the settlement of this action and entered an order dismissing with prejudice all claims that were brought in the action.

On June 20, 2005, Yemin Ji filed a shareholder’s derivative action in the U.S. District Court for the District of Rhode Island against KVH and certain of its officers and directors, asserting certain federal and state law claims on KVH’s behalf arising between October 1, 2003 and the then-current time in connection with the same allegations set forth in the class action consolidated complaint in the U.S. District Court and the Mehrvar complaint described above and sought certain legal and equitable remedies, including restitution from KVH’s directors and officers and corporate governance changes. On August 23, 2005, KVH moved the Court to abstain from exercising jurisdiction and dismiss the action as duplicative of the Mehrvar case. The Court denied this motion. On January 5, 2006, defendants moved to dismiss the complaint on the same grounds on which the Rhode Island state court dismissed the derivative complaint in Mehrvar that was filed on August 16, 2004. The Court granted this motion and dismissed the complaint on August 29, 2006. In late September 2006, Ji filed an appeal of the dismissal with the U.S. Court of Appeals for the First Circuit. On January 25, 2008, after agreeing with Ji to settle the action, KVH stipulated with Ji to a dismissal of the appeal with prejudice; on January 29, 2008 the U.S. Court of Appeals for the First Circuit ordered that the appeal be dismissed and entered final judgment.

On July 26, 2007, KVH entered into agreements to settle each of these three matters. Pursuant to the terms of the settlements, plaintiffs and their attorneys received an aggregate cash payment of $5.3 million, all of which has been paid by KVH’s insurance carrier. KVH also agreed to adopt, formalize, or reconfirm adherence to certain corporate governance policies and practices. On August 28, 2007, the Rhode Island State Superior Court entered an order preliminarily approving settlement and providing for notice in the Mehrvar shareholder derivative action; on November 19, 2007, the court granted final approval of the settlement of the Mehrvar shareholder derivative action and entered an order dismissing with prejudice all claims that were brought in the action. On September 7, 2007, the U.S. District Court for the District of Rhode Island entered an order with respect to the class action lawsuit preliminarily approving the settlement and providing for notice to shareholders; on January 25, 2008, the U.S. District Court for the District of Rhode Island granted final approval of the settlement of the class action lawsuit and entered an order dismissing with prejudice all claims that were or could have been brought in the action.

Additionally, in the ordinary course of business, KVH is a party to inquiries, legal proceedings and claims including, from time to time, disagreements with vendors and customers.

KVH INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006 and 2005

(all tabular amounts in thousands except share and per share amounts)

(14)	Quarterly Financial Results (Unaudited)

Financial information for interim periods was as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share amounts)
2007
Net sales	$20,397	$23,247	$17,566	$19,705
Gross profit	7,593	9,865	6,987	8,021
Income tax (expense) benefit	(178)	(332)	93	194
Net income (loss)	$57	$1,501	$(20)	$962
Income per share (a):
Basic and diluted	$0.00	$0.10	$0.00	$0.06

2006
Net sales	$20,289	$21,968	$19,291	$17,426
Gross profit	8,820	8,595	7,574	6,816
Income tax expense	(89)	(229)	(32)	—
Net income	$1,254	$1,686	$626	$108
Income per share (a):
Basic	$0.09	$0.11	$0.04	$0.01

Diluted	$0.08	$0.11	$0.04	$0.01

(a)	Income (loss) per share is computed independently for each of the quarters. Therefore, the income (loss) per share for the four quarters may not equal the annual income per share data.