Form 10-Q
period 2008-03-31
KVH INDUSTRIES INC \DE\
filed 2008-05-07
CIK 1007587

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2008

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Date	Class	Outstanding shares
May 2, 2008	Common Stock, par value $0.01 per share	14,494,785

KVH INDUSTRIES, INC. AND SUBSIDIARY

Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

KVH INDUSTRIES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts, unaudited)

	March 31, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$9,989	$12,284
Marketable securities	41,382	41,021
Accounts receivable, net of allowance for doubtful accounts of approximately $269 as of March 31, 2008 and $256 as of December 31, 2007	14,838	12,827
Inventories	10,114	9,313
Prepaid expenses and other assets	1,032	982
Costs and estimated earnings in excess of billings on uncompleted contracts	18	18
Deferred income taxes	17	17

Total current assets	77,390	76,462

Property and equipment, less accumulated depreciation of $17,534 as of March 31, 2008 and $16,963 as of December 31, 2007	11,730	11,738
Other non-current assets	373	36
Deferred income taxes	3,334	3,334

Total assets	$92,827	$91,570

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,516	$3,016
Accrued compensation and employee-related expenses	2,611	2,125
Accrued other	2,426	2,453
Accrued product warranty costs	751	778
Accrued professional fees	265	261
Current portion of long-term debt	2,126	132

Total current liabilities	12,695	8,765

Long-term debt excluding current portion	—	2,026
Deferred revenue	—	9

Total liabilities	12,695	10,800

Commitments and contingencies (notes 3 and 10)
Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 1,000,000 shares; none issued	—	—
Common stock, $0.01 par value. Authorized 20,000,000 shares, 15,070,528 shares issued; 14,512,310 and 14,829,528 shares outstanding at March 31, 2008 and December 31, 2007, respectively	151	151
Additional paid-in capital	91,462	91,124
Accumulated deficit	(6,750)	(8,331)
Accumulated other comprehensive loss	—	(1)

Less: treasury stock at cost, common stock, 558,218 shares as of March 31, 2008 and 241,000 shares as of December 31, 2007	(4,731)	(2,173)

Total stockholders’ equity	80,132	80,770

Total liabilities and stockholders’ equity	$92,827	$91,570

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share amounts, unaudited)

	Three months ended March 31,
	2008	2007
Net sales	$23,133	$20,397
Cost of sales	13,392	12,804

Gross profit	9,741	7,593
Operating expenses:
Sales, marketing and support	4,084	4,012
Research and development	2,335	2,198
General and administrative	1,746	1,784

Income (loss) from operations	1,576	(401)
Other income (expense):
Interest income	449	690
Interest expense	45	41
Other expense, net	206	13

Income before income taxes	1,774	235
Income tax expense	193	178

Net income	$1,581	$57

Per share information:
Net income per share, basic and diluted	$0.11	$0.00

Number of shares used in per share calculation:
Basic	14,670	14,908

Diluted	14,672	14,966

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Three months ended March 31,
	2008	2007
Cash flows from operating activities:
Net income	$1,581	$57
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	571	521
Compensation expense related to options and employee stock purchase plan	338	213
Provision for doubtful accounts, net	16	13
Loss on foreign currency forward exchange contracts	478	63
Changes in operating assets and liabilities:
Accounts receivable	(2,027)	(2,031)
Costs and estimated earnings in excess of billings on uncompleted contracts	—	55
Inventories	(801)	106
Prepaid expenses and other assets	(50)	96
Other non-current assets	(337)	(128)
Accounts payable	1,500	813
Accrued expenses	(102)	(936)
Deferred revenue	(9)	3

Net cash provided by (used in) operating activities	1,158	(1,155)

Cash flows from investing activities:
Purchase of marketable securities	(362)	(17,713)
Maturities and sales of marketable securities	—	17,214
Capital expenditures	(563)	(540)

Net cash used in investing activities	(925)	(1,039)

Cash flows from financing activities:
Repayments of long-term debt	(32)	(30)
Proceeds from stock option exercises and employee stock purchase plan	62	809
Repurchase of common stock	(2,558)	—

Net cash (used in) provided by financing activities	(2,528)	779

Net decrease in cash and cash equivalents	(2,295)	(1,415)
Cash and cash equivalents at beginning of period	12,284	15,781

Cash and cash equivalents at end of period	$9,989	$14,366

Supplemental disclosure of noncash investing activity:
Changes in accrued liabilities related to fixed asset additions	$—	$401
Supplemental disclosure of noncash financing activity:
Employee stock purchase plan activity	$—	$7

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

The accompanying condensed consolidated financial statements of KVH Industries, Inc. and its wholly owned subsidiary, KVH Europe A/S (collectively, KVH or the Company), have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission regarding interim financial reporting. Given that KVH Europe A/S operates as the Company’s European and international distributor, all of its operating expenses are reflected within sales, marketing and support within the accompanying condensed consolidated statements of operations. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year presentation. The condensed consolidated financial statements have not been audited by our independent registered public accounting firm, but include all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations, and cash flows for the periods presented. These condensed consolidated financial statements do not include all disclosures associated with annual financial statements and accordingly should be read in conjunction with the Company’s consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K filed on March 13, 2008 with the Securities and Exchange Commission. The results for the three months ended March 31, 2008 are not necessarily indicative of operating results for the remainder of the year.

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

The Company recognizes stock-based compensation in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment.” Stock-based compensation expense was $338 and $213 for the three months ended March 31, 2008 and March 31, 2007, respectively. As of March 31, 2008, there was approximately $2.2 million of total unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted-average period of 2.17 years. As of March, 31 2008, there was approximately $1.7 million of total unrecognized compensation expense related to restricted stock awards which is expected to be recognized over a weighted-average period of 3.78 years.

The Company granted 202,965 restricted stock awards to employees under the terms of the 2006 Stock Incentive Plan during the three months ended March 31, 2008. The restricted stock awards vest ratably over four years from the date of grant subject to the recipient remaining employed through the applicable vesting dates. Compensation expense for restricted stock awards is measured at fair value on the date of grant based on the number of shares granted and the quoted market closing price of the Company’s common stock. Such value is recognized as expense over the vesting period of the award, net of estimated forfeitures.

A total of 97,500 of the restricted stock awards granted during the three months ended March 31, 2008 were performance based awards granted to executives. These restricted stock awards will vest ratably over four years, the first of which will vest on February 28, 2009, provided that the revenue of the Company for the year ending December 31, 2008 is at least 20% higher than the revenue of the Company for the year ended December 31, 2007. The executive must also be employed by the Company at the time of vesting. As of March 31, 2008, the Company believes it is probable it will achieve its performance target for the year ending December 31, 2008. As a result, the Company recorded expense in the quarter related to the performance based restricted stock awards, the amount of which was not material.

The Company also granted 5,000 stock options to an employee under the terms of the 2006 Stock Incentive Plan for the three months ended March 31, 2008.

The fair value of stock options granted for the three months ended March 31, 2008 was estimated as of the date of grant using the Black-Scholes option-pricing model. The weighted average fair value per share for all options granted during the three months ended March 31, 2008 and 2007 was $2.84 and $4.36, respectively. The weighted-average assumptions used to value options as of their grant date were as follows:

	Three months ended March 31,
	2008	2007
Risk-free interest rate	2.79%	4.46%
Expected volatility	43.3%	49.6%
Expected life (in years)	4.23	4.13
Dividend yield	0%	0%

(5)	Net Income per Common Share

Basic net income per share is calculated based on the weighted average number of common shares outstanding during the period. Diluted net income per share incorporates the dilutive effect of common stock equivalent options, warrants and other convertible securities, if any, as determined with the treasury stock accounting method. Common stock equivalents related to options and restricted stock awards to purchase 1,607,761 and 1,530,073 shares of common stock for the three months ended March 31, 2008, and 2007, respectively, have been excluded from the fully diluted calculation of income per share, as inclusion would be anti-dilutive.

A reconciliation of the basic and diluted weighted average common shares outstanding is as follows:

	Three months ended March 31,
	2008	2007
Weighted average common shares outstanding – basic	14,669,543	14,907,649
Dilutive common shares issuable in connection with stock plans	2,594	58,394

Weighted average common shares outstanding – diluted	14,672,137	14,966,043

(6)	Inventories

Inventories are stated at the lower of cost or market using the first-in first-out costing method. Inventories as of March 31, 2008 and December 31, 2007 include the costs of material, labor, and factory overhead. Components of inventories consist of the following:

	March 31, 2008	December 31, 2007
Raw materials	$5,414	$5,628
Work in process	2,564	1,299
Finished goods	2,136	2,386

	$10,114	$9,313

(7)	Comprehensive Income

Comprehensive income includes net income and other comprehensive income. Other comprehensive income includes the effects of unrealized gains or losses on available-for-sale marketable securities that are separately included in accumulated other comprehensive income within stockholders’ equity. The Company’s comprehensive income for the periods presented is as follows:

	Three months ended March 31,
	2008	2007
Net income	$1,581	$57
Unrealized gain on available-for-sale securities	—	14

Total comprehensive income	$1,581	$71

(8)	Product Warranty

The Company’s products carry limited warranties that range from one to two years and vary by product. The warranty period begins on the date of retail purchase by the original purchaser. The Company accrues estimated product warranty costs at the time of sale and any additional amounts are recorded when such costs are probable and can be reasonably estimated. Factors that affect the Company’s warranty liability include the number of units sold, historical and anticipated rates of warranty repairs and the cost per repair. Warranty and related costs are reflected within sales, marketing and support in the accompanying statements of operations. As of March 31, 2008 and December 31, 2007, the Company had accrued product warranty costs of $751 and $778, respectively. The following table summarizes product warranty activity for the periods presented:

	Three months ended March 31,
	2008	2007
Beginning balance	$778	$539
Charges to expense	273	430
Costs incurred	(300)	(365)

Ending balance	$751	$604

(9)	Segment Reporting

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

The following table summarizes information regarding the Company’s operations by geographic segment:

	Sales Originating From
	North America	Europe	Total
Three months ended March 31, 2008
Mobile communication sales to the United States	$11,329	$—	$11,329
Mobile communication sales to Canada	367	—	367
Mobile communication sales to Europe	160	4,719	4,879
Mobile communication sales to other geographic areas	257	1,234	1,491
Guidance and stabilization sales to the United States	4,163	—	4,163
Guidance and stabilization sales to Canada	52	—	52
Guidance and stabilization sales to Europe	775	—	775
Guidance and stabilization sales to other geographic areas	77	—	77
Intercompany sales	3,705	—	3,705

Subtotal	20,885	5,953	26,838
Eliminations	(3,705)	—	(3,705)

Net sales	$17,180	$5,953	$23,133

Segment net income	$1,279	$302	$1,581
Depreciation	$561	$10	$571
Total assets	$87,135	$5,692	$92,827

Three months ended March 31, 2007
Mobile communication sales to the United States	$11,271	$—	$11,271
Mobile communication sales to Canada	98	—	98
Mobile communication sales to Europe	80	3,747	3,827
Mobile communication sales to other geographic areas	120	739	859
Guidance and stabilization sales to the United States	3,814	—	3,814
Guidance and stabilization sales to Canada	172	—	172
Guidance and stabilization sales to Europe	226	—	226
Guidance and stabilization sales to other geographic areas	130	—	130
Intercompany sales	2,108	—	2,108

Subtotal	18,019	4,486	22,505
Eliminations	(2,108)	—	(2,108)

Net sales	$15,911	$4,486	$20,397

Segment net income	$(388)	$445	$57
Depreciation	$511	$10	$521
Total assets	$85,740	$4,091	$89,831

(10)	Legal Matters

From time to time, the Company is involved in litigation incidental to the conduct of its business. In the ordinary course of business, KVH is a party to inquiries, legal proceedings and claims including, from time to time, disagreements with vendors and customers. The Company is not party to any lawsuit or proceeding that, in management’s opinion, is likely to materially harm the Company’s business, results of operations, financial condition or cash flows.

(11)	Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 establishes a common definition for fair value to be applied to U.S. GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements, including the methods and assumptions used to measure fair value and the effect of fair value measures on earnings. This statement does not require any new fair value measures; rather, it applies to other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 will be applied prospectively and will be effective for fiscal years beginning after November 15, 2007. The FASB has provided a one year deferral for the implementation of SFAS No. 157 for non-financial assets and liabilities that are not required to be measured at fair value on a recurring basis. As of January 1, 2008, the Company adopted SFAS No. 157 for interim and annual reporting periods. The adoption of SFAS No. 157 did not have a material impact on the Company’s financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (SFAS No. 159). SFAS No. 159 permits an entity to elect fair value as the initial and subsequent measurement attribute for many financial assets and liabilities. Entities electing the fair value option would be required to recognize changes in fair value in earnings. Entities electing the fair value option are required to distinguish, on the face of the statement of financial position, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute. The adjustment to reflect the difference between the fair value and the carrying amount would be accounted for as a cumulative-effect adjustment to retained earnings as of the date of initial adoption. As of January 1, 2008, the Company adopted SFAS No. 159 for interim and annual reporting periods. The adoption of SFAS No. 159 did not have a material impact on the Company’s financial position or results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS No. 161). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS No. 161 applies to all derivative instruments within the scope of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS No. 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS No. 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. As of March 31, 2008 the adoption of SFAS No. 161 would not have an impact on the Company’s financial position or results of operations as the Company does not own derivative instruments.

(12)	Share Buyback Program

On July 26, 2007, the Company’s Board of Directors authorized a program to repurchase up to one million shares of the Company’s common stock. The repurchase program is funded using the Company’s existing cash, marketable securities and future cash flows. Under the repurchase program, the Company, at management’s discretion, may repurchase shares on the open market from time to time, in privately negotiated transactions or block transactions, or through an accelerated repurchase agreement. The timing of such repurchases depends on availability of shares, price, market conditions, alternative uses of capital, and applicable regulatory requirements. The program may be modified, suspended or terminated at any time without prior notice. The repurchase program has no expiration date. There were no other repurchase programs outstanding during the three months ended March 31, 2008, and no repurchase programs expired during the period.

The Company repurchased 317,218 shares of its common stock in the three month period ended March 31, 2008 under the program at a cost of approximately $2.6 million.

(13)	Long-Term Aviation Antenna Development and Production Agreement

On February 18, 2008, the Company entered into a $20.1 million long-term antenna development and production agreement (the “Agreement”). Under the terms of the Agreement, the Company will design, develop, and manufacture DIRECTV-compatible satellite television antennas to be used on narrowbody commercial aircraft operating in the United States. In accordance with Emerging Issues Task Force Issue No. 99-5, “Accounting for Pre-Production Costs Related to Long-Term Supply Arrangements,” and the Agreement, the Company has capitalized $237 in related development costs, which the Company has a contractual right to recover, and are reflected in other non-current assets as of March 31, 2008. These costs will be expensed into costs of sales as antennas are sold in proportion to the number of antennas delivered versus the total contractual antenna production requirement. The Company expects to begin antenna shipments in the fourth quarter of 2008.

(14)	Fair Value Measurements

As described in Note 11, effective January 1, 2008, the Company adopted the required provisions of SFAS No. 157. SFAS No. 157 defines fair value as the exchange price that would be received for an asset or paid to transfer to a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS No. 157 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. SFAS No. 157 describes three levels of inputs that may be used to measure fair value:

Level 1:	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. The Company’s Level 1 assets are investments in money market mutual funds.

Level 2:	Quoted prices for similar assets or liabilities in active markets; or observable prices that are based on observable market data, based on, directly or indirectly market-corroborated inputs. The Company’s Level 2 liabilities include foreign currency forward contracts that are traded in an active exchange market.

Level 3:	Unobservable inputs that are supported by little or no market activity, and are developed based on the best information available given the circumstances. The Company has no Level 3 inputs.

The following table presents assets and liabilities at March 31, 2008 that the Company measures fair value on a recurring basis, by level, within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
Assets
Money market mutual funds	$41,328	—	—	$41,328
Liabilities
Foreign currency forward contracts	—	355	—	355

Certain financial instruments are carried at cost on the condensed consolidated balance sheets, which approximates fair value due to their short-term, highly liquid nature. These instruments include cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses. The fair value of foreign currency forward contracts generally reflects the estimated amounts that the Company would receive or pay, on a pre-tax basis, to terminate the contracts at the reporting date based on broker quotes for the same or similar instruments. Counterparties to these contracts are highly rated financial institutions, none of which experienced any significant downgrades in the three-month period ended March 31, 2008 that would reduce the amount owed, if any, to the Company.

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

Overview

We design and manufacture equipment that connects mobile users on land at sea, or in flight to satellite services that provide access to live satellite TV, telephone and/or high-speed Internet. We also produce a guidance and stabilization product line based on our proprietary fiber optic gyro and digital compass technology, with products ranging from directional sensors and rate gyros to inertial measurement units and navigation systems.

Our mobile satellite business includes receive-only TracVision satellite TV systems and 2-way TracPhone satellite communications systems. Our TracVision mobile satellite TV systems enable mobile reception in vehicles or vessels of most leading satellite TV services, such as DIRECTV, DISH Network, and ExpressVu in North America, and Astra and Eutelsat in Europe. In February 2008, we entered the aviation market with a development and production contract for a satellite TV antenna that will be sold on an OEM basis. Our TracPhone satellite communications systems enable reception of Inmarsat L-Band MSS services or our own mini-VSAT broadband Ku-band FSS service, and are sold primarily to mariners. We sell our mobile satellite products through our direct sales force and an extensive international network of independent sales representatives, distributors and retailers to leisure, commercial, and government customers.

Our guidance and stabilization products use our precision fiber optic gyro (FOG) and digital compass technologies to help stabilize platforms such as antennas, gun turrets, optical systems, material handling equipment, and radar units and to provide guidance for torpedoes and other munitions. These products are either integrated within our own navigation and antenna systems or sold as modules to other manufacturers. We also use our FOG digital compass technology to produce some variants of our TACNAV line of navigation systems for military vehicles. We sell our guidance and stabilization products to commercial and military customers either directly to U.S. and allied governments and government contractors and through an international network of authorized independent sales representatives.

We generate revenue primarily from the sale of our mobile satellite systems and service and our guidance and stabilization products and services. The following table provides, for the periods indicated, our net sales by product line category:

	Three months ended March 31, (in thousands)
	2008	2007
Mobile communications	$18,066	$16,055
Guidance and stabilization	5,067	4,342

Net sales	$23,133	$20,397

In addition to revenue from product sales, our mobile satellite revenue includes revenue earned from product repairs, revenue from satellite phone and Internet usage services, and certain DIRECTV account referral fees earned in conjunction with the sale of our products. We provide, for a fee, third-party satellite phone and Internet airtime to our TracPhone and Internet customers who choose to activate their subscriptions with us. We also earn revenue from service sold with our mini-VSAT products. Under current DIRECTV and DISH Network programs, we are eligible to receive a one-time, new mobile account activation fee from DIRECTV and DISH Network for each customer who activates DIRECTV or DISH Network service directly through us. Our guidance and stabilization revenue primarily includes product sales to both military and commercial markets and, to a lesser extent, revenue from product repairs and engineering services provided under development contracts. To date, none of our sources of non-product revenue, including revenues earned from product repairs, satellite phone services, engineering services under development contracts, Internet usage services and DIRECTV and DISH Network activations, has individually been a material portion of our revenue. In the aggregate, such revenues represented approximately 8% and 9% of total net sales for the three months ended March 31, 2008 and 2007, respectively.

Our guidance and stabilization business is characterized by a small number of customers who place a small number of relatively large dollar value orders. Orders for our guidance and stabilization products typically vary in size and are sometimes in the range of several hundred thousand dollars to over one million dollars. Each order can have a significant impact on our net sales, and because our guidance and stabilization products generally have higher direct gross margins than our mobile satellite communications products, each order can have an impact on our net income that is disproportionately large relative to the revenue generated by the order.

We have historically derived a substantial portion of our revenue from sales to customers located outside the United States. Note 9 of the notes to the condensed consolidated financial statements provide information regarding our sales to specific geographic regions.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosure at the date of our financial statements. Our significant accounting policies are summarized in note 1 of the notes to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2007.

As described in our Form 10-K for the year ended December 31, 2007, our most critical accounting policies and estimates upon which our consolidated financial statements were prepared were those relating to revenue recognition, allowances for accounts receivable, inventories, income taxes and warranty. We have reviewed our policies and determined that these remain our most critical accounting policies for the quarter ended March 31, 2008. Readers should refer to our 2007 Form 10-K for the detailed descriptions of these policies.

Results of Operations

The following table provides, for the periods indicated, certain financial data expressed as a percentage of net sales:

	Three months ended March 31,
	2008	2007
Net sales	100.0%	100.0%
Cost of sales	57.9	62.8

Gross profit	42.1	37.2
Operating expenses:
Sales, marketing and support	17.7	19.7
Research and development	10.1	10.8
General and administrative	7.5	8.7

Total operating expenses	35.3	39.2
Income (loss) from operations	6.8	(2.0)
Interest income	1.9	3.4
Interest expense	0.2	0.2
Other expense, net	0.9	0.1

Income before income taxes	7.6	1.1
Income tax expense	0.8	0.9

Net income	6.8%	0.2%

Three Months Ended March 31, 2008 and 2007

Net Sales

Net sales for the three months ended March 31, 2008 increased $2.7 million, or 13%, to $23.1 million from $20.4 million for the three months ended March 31, 2007. The primary reason for the improvement was an increase in sales of our satellite mobile communications products of $2.0 million, or 13%, to $18.1 million. Specifically, sales of our marine products increased $2.5 million, or 23%, to $13.3 million in the three months ended March 31, 2008 from $10.8 million in the three months ended March 31, 2007. This increase was the result of demand for our new TracPhone V7 and our mini-VSAT Broadband service that we launched in the fourth quarter of 2007. The improvement in mobile communications sales was largely concentrated outside the United States. Sales of mobile communications products outside the United States increased by approximately $2.0 million, or 41%, while sales in the United States increased by $0.1 million, or 1%. These increases were partially offset by a decrease in revenues from our land mobile communications products of $0.5 million, or 9%.

Net sales of our guidance and stabilization products increased by $0.7 million, or 17%, to $5.1 million for the three months ended March 31, 2008 from $4.4 million for the three months ended March 31, 2007. Specifically, sales of our military navigation products increased $0.9 million, or 134%, driven largely by a $1.2 million in TACNAV product orders from one customer. Partially offsetting the increase was a decrease in sales of our fiber optic gyro products of $0.1 million, or 4%, driven primarily by decreased sales in support of the U.S. Army’s remotely operated weapon station program, which was partially offset by increased sales in support of the U.S. Navy’s MK54 torpedo program.

Cost of Sales

For the three months ended March 31, 2008, cost of sales increased by $0.6 million, or 5%, to $13.4 million. The increase in cost of sales resulted primarily from the overall increase in net sales of our mobile communications products partially offset by product cost reductions.

Gross margin for the three months ended March 31, 2008 was 42% compared to 37% for the three months ended March 31, 2007. A reason for the increase in gross margin was the overall increase in net sales of our relatively higher margin guidance and stabilization products in 2008. Also contributing to the increase was our ability to source components and sub-assemblies from lower cost suppliers. Given that we expect second quarter 2008 sales of our higher margin guidance and stabilization products to decrease sequentially, we expect the gross margin percentage in the second quarter will decline modestly from first quarter levels to approximately 40%.

Operating Expenses

Sales, marketing and support expense for the three months ended March 31, 2008 increased by $0.1 million, or 2%, to $4.1 million from $4.0 million for the three months ended March 31, 2007. As a percentage of net sales, sales, marketing and support expense decreased during the quarter ended March 31, 2008 to 18% from 20% for the quarter ended March 31, 2007. The primary reason for the decrease in sales, marketing and support costs as a percentage of net sales was decreased warranty and service-related expenses, coupled with a reduction in discretionary spending for sales support. We anticipate that, for the second quarter of 2008, sales, marketing and support expense as a percentage of net sales will be slightly below first quarter levels, primarily due to our continued effort to reduce discretionary spending.

Research and development expense for the three months ended March 31, 2008 increased by $0.1 million, or 6%, to $2.3 million from $2.2 million for the three months ended March 31, 2007. As a percentage of net sales, research and development expense decreased during the quarter ended March 31, 2008 to 10% as compared to 11% for the quarter ended March 31, 2007. The decrease in research and development expense as a percentage of net sales was, in part, due to the capitalization of approximately $0.2 million of aviation antenna development costs (see note 13 to the condensed consolidated financial statements) during the first quarter of 2008. Our overall spending in 2008 continues to be focused on sustaining our existing product base and advancing new products. We anticipate that, for the second quarter of 2008, research and development expense as a percentage of revenue will be slightly below first quarter levels, primarily due to the continued capitalization of antenna development costs in relation to our long-term aviation antenna development agreement.

General and administrative expense for the three months ended March 31, 2008 was $1.7 million, which was consistent with the expense incurred for the three months ended March 31, 2007. As a percentage of net sales, general and administrative expense decreased during the quarter ended March 31, 2008 to 8% from 9% for the quarter ended March 31, 2007. The primary reason for the decrease in 2008 was a reduction in legal expense due to our August 2007 favorable judgment in the U.S. District Court for the District of Minnesota in relation to a patent infringement lawsuit. We anticipate that, for the second quarter of 2008, general and administrative expense as a percentage of revenue will be about equal to first quarter levels.

Interest and Other Income

Interest and other income for the three months ended March 31 2008 decreased by $0.4 million to $0.2 million from $0.6 million for the three months ended March 31, 2007. The primary reason for the decrease is decreased interest income of $0.2 million in the 2008 period on cash and marketable securities, resulting from lower interest rates, and a slightly lower average amount of cash invested in marketable securities during the three months ended March 31, 2008. Also contributing to the decrease was a $0.4 million increase in losses related to foreign currency exchange contracts partially offset by a $0.2 million increase in currency gains driven by an increase in gains from remeasurement of transactions at our Danish subsidiary, which has the U.S. dollar as its functional currency.

Income Taxes

Income tax expense for the three months ended March 31, 2008 was $0.2 million, which was consistent with the expense incurred for the three months ended March 31, 2007. We expect that substantially all of our 2008 taxable income generated from our U.S. operations will be offset by federal net operating losses generated by us in prior years. Accordingly, we expect that any tax expense generated by our U.S. operations in 2008 will be made up primarily of federal alternative minimum tax and to a lesser extent certain state tax expense. Taxable income generated by our subsidiary in Denmark will be subject to taxation at the Danish statutory rates as we have no net operating loss carry-forwards or tax credits available to offset current or future taxable income in that jurisdiction. We regularly evaluate our valuation allowance recorded against our net deferred tax assets. Should we generate net income in 2008 and project net income for 2009 and beyond, we may determine, after considering all available objective evidence, that it is more likely than not that all or some portion of our net deferred tax asset would be realized. Should that determination be made, we would reverse all or portion of our deferred tax asset valuation allowance at such time and recognize a reduction of income tax expense (as of March 31, 2008, the amount of any reduction which would impact income tax expense was approximately $1.6 million). In addition, as a portion of our deferred tax asset was generated from excess tax deductions from share-based payment awards, pursuant to SFAS No. 123(R), a portion of any such valuation allowance reversal would be recorded to additional paid-in capital when the deduction reduces tax payable (as of March 31, 2008, such amount would have been approximately $1.9 million).

Liquidity and Capital Resources

We have historically funded our operations primarily from operating cash flows, net proceeds from public and private equity offerings, bank financings and proceeds received from exercises of stock options. As of March 31, 2008, we had $51.4 million in cash, cash equivalents and marketable securities and $64.7 million in working capital.

Net cash provided by operations was $1.2 million for the three months ended March 31, 2008 as compared to net cash used in operations of $1.2 million for the three months ended March 31, 2007. The increase is primarily due to a $1.5 million increase in net income, coupled with a $1.5 million decrease in cash outflows related to accounts payable and accrued expenses, and a $0.4 million increase in losses incurred on foreign exchange contracts. This increase in cash generations was partially offset by a $0.9 million increase in cash outflows related to increased inventory purchasing, and a $0.2 million increase in cash outflows related to other non-current assets.

Net cash used in investing activities was $0.9 million for the three months ended March 31, 2008 as compared to net cash used in investing activities of $1.0 million for the three months ended March 31, 2007. The decrease is primarily due to a $0.1 million decrease in our net investment in marketable securities.

Net cash used in financing activities was $2.5 million for the three months ended March 31, 2008 as compared to net cash provided by financing activities of $0.8 million for the three months ended March 31, 2007. The decrease is primarily due to $2.6 million in repurchases of common stock, coupled with a $0.7 million decrease in proceeds received from the exercise of employee stock options.

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

Currently, we have a revolving loan agreement with a bank that provides for a maximum available credit of $15.0 million that expires on December 31, 2008. We pay interest on any outstanding amounts at a rate equal to, at our option, LIBOR plus 1.5%, or the greater of either the Federal Funds Effective Rate plus 0.5% or the bank’s prime interest rate. The line of credit contains two financial covenants, a Leverage Ratio and a Fixed Charge Ratio, that apply in the event that our consolidated cash, cash equivalents and marketable securities balance falls below $25.0 million at any time. We may terminate the loan agreement prior to its full term without penalty, provided we give 30 days advance written notice to the bank. As of March 31, 2008, no borrowings were outstanding under the facility.

On July 26, 2007, our Board of Directors authorized a program to repurchase up to one million shares of our common stock. The share repurchase program is funded using our existing cash, marketable securities and future cash flows. We repurchased 317,218 shares of our common stock in the three months ended March 31, 2008 under the program at a cost of approximately $2.6 million.

We believe that the $51.4 million we hold in cash, cash equivalents and marketable securities, together with our other existing working capital, will be adequate to meet planned operating and capital requirements through the foreseeable future. However, as the need or opportunity arises, we may seek to raise additional capital through public or private sales of securities or through additional debt financing. There are no assurances that we will be able to obtain any additional funding or that such funding will be available on terms acceptable to us.

As of March 31, 2008, we had a standby letter of credit in the amount of approximately $0.2 million outstanding in support of a customer deposit. We had not entered into any other off-balance sheet commitments, guarantees, or standby repurchase obligations as of March 31, 2008.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk exposure is in the area of foreign currency exchange risk. We are exposed to currency exchange rate fluctuations related to our subsidiary operations in Denmark. Certain transactions in Denmark are made in the Danish Krone or Euro, yet reported in the U.S. dollar, the functional currency. For foreign currency exposures existing at March 31, 2008, a 10% unfavorable movement in the foreign exchange rates for our subsidiary location would not expose us to material losses in earnings or cash flows.

From time to time, we purchase foreign currency forward contracts generally having durations of no more than five months. These forward contracts are intended to offset the impact of exchange rate fluctuations on cash flows of our foreign subsidiary. Foreign currency forward contracts are recorded on the balance sheet at fair value until executed. Changes in the fair value are recognized in earnings. For the quarter ended March 31, 2008, we recorded a loss of $478,000 related to these contracts. Such loss is reflected within “other expense, net” in our condensed consolidated statement of operations for the three months ended March 31, 2008. As of March 31, 2008, we had five Euro to U.S. dollar foreign currency forward contracts outstanding with a negative fair value of approximately $355,000.

The primary objective of our investment activities is to preserve principal and maintain liquidity, while at the same time maximize income. We have not entered into any instruments for trading purposes. Some of the securities that we invest in may have market risk. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities that can include commercial paper, auction rate securities, investment grade asset-backed corporate securities, money market funds and government agency and non-government debt securities. Due to the conservative nature of our investments and the relatively short duration of their maturities, we believe interest rate risk is substantially mitigated. As of March 31, 2008, 100% of the $41.4 million classified as available-for-sale marketable securities will mature or reset within one year. Accordingly, long-term interest rate risk is not considered material. We do not invest in any financial instruments denominated in foreign currencies.

To the extent that we borrow against our variable-rate credit facility, we will be subject to interest rate risk. There were no borrowings outstanding at March 31, 2008.

ITEM 4.	CONTROLS AND PROCEDURES

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

Under the supervision and with the participation of our CEO and CFO, our management has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this interim report. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2008.

Evaluation of Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of our CEO and CFO, our management has evaluated our internal control over financial reporting during the first quarter of 2008. Based on that evaluation, our CEO and CFO did not identify any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time, we are involved in litigation incidental to the conduct of our business. We are not party to any lawsuit or proceeding that, in our opinion, is likely to materially harm the Company’s business, results of operations, financial conditions or cash flows.

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

Although we generated net income during 2005, 2006, 2007, and in sixteen of the last twenty-one fiscal quarters, we incurred net losses of $6.1 million in 2004 and at times our profitability has fluctuated significantly on both a sequential and comparable quarter-to-quarter basis during 2005, 2006, 2007 and in the first quarter of 2008. As of March 31, 2008, we had an accumulated deficit of $6.8 million.

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

The emergence of a competing small maritime VSAT antenna and complementary service or other, similar service could reduce the competitive advantage we believe we currently enjoy with our new 26 inch diameter TracPhone V7 antenna and integrated mini-VSAT Broadband service.

Our TracPhone V7 system offers customers a range of benefits due to its integrated design, hardware costs that are lower than existing maritime VSAT systems, and spread spectrum technology. We anticipate competition from companies like Sea Tel and SeaMobile, both of which have recently announced similar systems and service. We also compete against companies like Sea Tel that offer established maritime VSAT service using antennas 1 meter in diameter or larger. In addition other companies could replicate the distinguishing features of our TracPhone V7, which could potentially reduce the appeal of our solution and adversely affect sales. Moreover, consumers may choose other services such as Inmarsat Fleet or FleetBroadband for their global service coverage and potentially lower hardware costs despite higher service costs and slower data rates.

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

These factors can cause substantial fluctuations in sales of fiber optic gyros and TACNAV products from period to period. For example, sales of our TACNAV products declined from 2005 to 2006 and again from 2006 to 2007, but increased during the first quarter of 2008. Moreover, government customers and their contractors can generally cancel orders for our products for convenience or decline to exercise previously disclosed contract options. Even under firm orders with government customers, funding must usually be appropriated in the budget process in order for the government to complete the contract. The cancellation of or failure to fund orders for our products could substantially reduce our net sales and results of operations.

Our ability to ship products to customers is occasionally contingent upon completing certain performance or technical qualifications set by customers or regulatory bodies and any failure to meet those standards could result in delayed or lost revenue.

On occasion, our customers or government agencies require our products to meet stated performance or technical qualifications prior to acceptance. We often establish these qualification standards through negotiation with our customer as part of the product development or purchasing process. In other instances, government or regulatory agencies set qualification standards either for our products or for our customers’ products that include our products. In each case, a failure on the part of our products to qualify may result in financial penalties, shipment delays, or the cancellation of one or more orders.

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

The market for mobile TV products for minivans, SUVs and other passenger vehicles may continue to be slow, and our business in this market may continue to fall below expectations.

The market for live TV in automobiles is still relatively slow, which continues to make it difficult for us to predict customer demand for our low-profile automotive TracVision product accurately. Historically, sales of the automotive TracVision system have generally been below our expectations.

We believe the success of our low profile TracVision systems will depend upon consumers’ assessment of whether these products meet their expectations for performance, quality, price and design. For example, the TracVision A7 is designed for use on open roads in the continental United States where there is a clear view of the transmitting satellite in the southern sky, and it may not perform satisfactorily under other conditions. Among the factors that could affect the success of the low profile TracVision systems are:

•	whether the sales of SUVs and other large passenger vehicles will continue to decline;

•	the volatility of the price of gas and whether the current trend of increasing prices will continue;

•	the performance, price and availability of competing or alternative products and technology relative to the automotive TracVision;

•	the extent to which customers prefer live TV over recorded media;

•	the extent to which customers perceive mobile satellite TV services as a luxury or a preferred convenience;

•	the extent to which TracVision gains the acceptance of the automotive OEMs;

•	customers’ willingness to pay monthly fees for satellite television service in automobiles; and

•	the adoption of laws or regulations that restrict or ban television or other video technology in vehicles.

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

We rely upon spread spectrum communications technology developed by ViaSat and fielded by third-party satellite providers to permit two-way broadband Internet via our 26 inch diameter TracPhone V7, and any disruption in the availability of this technology could adversely affect sales.

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

Our operating performance depends significantly on general economic conditions. Net sales of our mobile communications products are largely generated by discretionary consumer spending, and demand for these products could demonstrate slower growth than we anticipate or decline as a result of regional and global economic conditions, including the perception that the economy is or may be in a recession. Consumer spending tends to decline during recessionary periods and may decline at other times. During the first quarter of 2008, growth in sales of our mobile satellite communications products occurred almost entirely outside the United States. Consumers may choose not to purchase our mobile communications products due to a perception that they are luxury items. As global and regional economic conditions change, including the general level of interest rates, fluctuating oil prices and demand for durable consumer products, demand for our products could be adversely affected.

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

The strategy represents an action that we ordinarily would not take, but would take, if necessary, to realize an estimated $3.3 million in U.S. deferred tax assets based on approximately $8.5 million in estimated taxable gain from the sale of the building as of March 31, 2008.

The market price of our common stock may be volatile.

Our stock price has historically been volatile. From January 1, 2004 to March 31, 2008, the trading price of our common stock ranged from $27.75 to $6.61. Many factors may cause the market price of our common stock to fluctuate, including:

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

On July 26, 2007, the Company’s Board of Directors authorized a program to repurchase up to one million shares of the Company’s common stock. The repurchase program is funded using the Company’s existing cash, marketable securities and future cash flows. Under the repurchase program, the Company, at management’s discretion, may repurchase shares on the open market from time to time, in privately negotiated transactions or block transactions, or through an accelerated repurchase agreement. The timing of such repurchases depends on availability of shares, price, market conditions, alternative uses of capital, and applicable regulatory requirements. The program may be modified, suspended or terminated at any time without prior notice. The repurchase program has no expiration date. There were no other repurchase programs outstanding during the three months ended March 31, 2008, and no repurchase programs expired during the period.

The Company repurchased 317,218 shares of its common stock in the three month period ended March 31, 2008 under the program at a cost of approximately $2.6 million. The following table summarizes the repurchases by the Company of its common stock during the three months ended March 31, 2008:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
January 1, 2008 – January 31, 2008	109,348	$7.62	109,348	649,652
February 1, 2008 – February 29, 2008	102,763	8.46	102,763	546,889
March 1, 2008 – March 31, 2008	105,107	8.13	105,107	441,782

Total	317,218	$8.06	317,218

ITEM 6.	EXHIBITS

Exhibits:

31.1	Rule 13a-14(a)/15d-14(a) certification of principal executive officer

31.2	Rule 13a-14(a)/15d-14(a) certification of principal financial officer

32.1	Section 1350 certification of principal executive officer

32.2	Section 1350 certification of principal financial officer

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 7, 2008

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