Form 10-Q
period 2008-06-30
KVH INDUSTRIES INC \DE\
filed 2008-08-08
CIK 1007587

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2008

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Date	Class	Outstanding shares
August 6, 2008	Common Stock, par value $0.01 per share	14,268,526

KVH INDUSTRIES, INC. AND SUBSIDIARY

Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

KVH INDUSTRIES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts, unaudited)

	June 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$10,984	$12,284
Marketable securities	41,640	41,021
Accounts receivable, net of allowance for doubtful accounts of approximately $146 as of June 30, 2008 and $256 as of December 31, 2007	11,972	12,827
Inventories	11,777	9,313
Prepaid expenses and other assets	849	982
Costs and estimated earnings in excess of billings on uncompleted contracts	97	18
Deferred income taxes	17	17

Total current assets	77,336	76,462

Property and equipment, less accumulated depreciation of $18,094 as of June 30, 2008 and $16,963 as of December 31, 2007	11,690	11,738
Other non-current assets	1,435	36
Deferred income taxes	3,334	3,334

Total assets	$93,795	$91,570

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,176	$3,016
Accrued compensation and employee-related expenses	2,693	2,125
Accrued other	2,393	2,453
Accrued product warranty costs	1,055	778
Accrued professional services	231	261
Current portion of long-term debt	2,094	132

Total current liabilities	12,642	8,765

Long-term debt excluding current portion	—	2,026
Deferred sales	—	9

Total liabilities	12,642	10,800

Commitments and contingencies (notes 3 and 10)
Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 1,000,000 shares; none issued	—	—
Common stock, $0.01 par value. Authorized 20,000,000 shares, 15,086,701 and 15,070,528 shares issued at June 30, 2008 and December 31, 2007; 14,361,264 and 14,829,528 shares outstanding at June 30, 2008 and December 31, 2007, respectively	151	151
Additional paid-in capital	92,037	91,124
Accumulated deficit	(4,766)	(8,331)
Accumulated other comprehensive income (loss)	2	(1)
Less: treasury stock at cost, common stock, 725,437 shares as of June 30, 2008 and 241,000 shares as of December 31, 2007	(6,271)	(2,173)

Total stockholders’ equity	81,153	80,770

Total liabilities and stockholders’ equity	$93,795	$91,570

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share amounts, unaudited)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Sales:
Product	$19,162	$21,404	$40,409	$40,032
Service	3,153	1,843	5,039	3,613

Total sales	22,315	23,247	45,448	43,645

Cost and expenses:
Cost of product sales	11,614	12,568	24,061	24,388
Cost of service sales	1,376	814	2,321	1,798
Sales, marketing and support	4,173	3,779	8,257	7,791
Research and development	1,657	2,530	3,991	4,728
General and administrative	1,541	2,339	3,288	4,123

Total costs and expenses	20,361	22,030	41,918	42,828

Income from operations	1,954	1,217	3,530	817
Interest income	310	690	759	1,380
Interest expense	37	46	81	87
Other income (expense), net	12	(28)	(195)	(41)

Income before income taxes	2,239	1,833	4,013	2,069
Income tax expense	255	332	448	511

Net income	$1,984	$1,501	$3,565	$1,558

Per share information:
Net income per share, basic and diluted	$0.14	$0.10	$0.24	$0.10

Number of shares used in per share calculation:
Basic	14,463	15,016	14,566	14,962

Diluted	14,490	15,031	14,572	14,997

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Six months ended June 30,
	2008	2007
Cash flows from operating activities:
Net income	$3,565	$1,558
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,131	1,080
Compensation expense related to stock options and employee stock purchase plan	789	525
Provision for doubtful accounts, net	64	53
Loss on foreign currency forward exchange contracts	462	108
Changes in operating assets and liabilities:
Accounts receivable	791	(3,665)
Costs and estimated earnings in excess of billings on uncompleted contracts	(79)	154
Inventories	(2,464)	340
Prepaid expenses and other assets	133	(201)
Other non-current assets	(1,399)	76
Accounts payable	1,160	45
Accrued expenses	289	224
Deferred sales	(9)	(39)

Net cash provided by operating activities	4,433	258

Cash flows from investing activities:
Purchase of marketable securities	(14,942)	(43,792)
Maturities and sales of marketable securities	14,326	42,777
Capital expenditures	(1,083)	(2,280)

Net cash used in investing activities	(1,699)	(3,295)

Cash flows from financing activities:
Repayments of long-term debt	(64)	(60)
Proceeds from stock options and employee stock purchase plan	128	1,217
Repurchase of common stock	(4,098)	—
Payment of stock registration fees	—	(7)

Net cash (used in) provided by financing activities	(4,034)	1,150

Net decrease in cash and cash equivalents	(1,300)	(1,887)
Cash and cash equivalents at beginning of period	12,284	15,781

Cash and cash equivalents at end of period	$10,984	$13,894

Supplemental disclosure of noncash investing activity:
Changes in accounts payable related to fixed asset additions	$—	$389
Supplemental disclosure of noncash financing activity:
Employee stock purchase plan activity	$—	$7
Common stock received for option exercise	$—	$244
Retirement of treasury stock	$—	$244

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Unaudited, all amounts in thousands except share and per share amounts)

(1)	Description of Business

KVH Industries, Inc. (the Company or KVH) develops, manufactures and markets mobile communications products for the land mobile, in-flight and marine markets, and navigation, guidance and stabilization products for both defense and commercial markets.

KVH’s mobile communications products enable customers to receive live digital television, telephone and Internet services in their automobiles, recreational vehicles and marine vessels while in motion via satellite and wireless services. KVH sells its mobile communications products through an extensive international network of retailers, distributors and dealers.

KVH’s mobile communications service sales includes sales earned from product repairs, sales from satellite telephone and Internet usage services, and certain DIRECTV and DISH Network account subsidies and referral fees earned in conjunction with the sale of our products. We provide, for a fee, third-party satellite telephone and Internet airtime to our TracPhone and Internet customers who choose to activate their subscriptions with us. We also earn service sales from Broadband Internet and Voice over Internet Protocol (VOIP) service sold with our mini-VSAT products. Under current DIRECTV and DISH Network programs, we are eligible to receive a one-time subsidy for each receiver activated for service and a new mobile account activation fee from DIRECTV and DISH Network for each customer who activates their DIRECTV or DISH Network service directly through us.

KVH offers precision fiber optic gyro-based systems that enable platform stabilization and munitions guidance. KVH’s guidance and stabilization products also include tactical navigation systems that provide uninterrupted access to navigation and pointing information in a spectrum of military vehicles, including tactical trucks and light armored vehicles. KVH’s guidance and stabilization products are sold directly to United States (U.S.) and allied governments and government contractors, as well as through an international network of authorized independent sales representatives. In addition, KVH’s guidance and stabilization products have numerous commercial applications such as train location control and track geometry measurement systems, industrial robotics and optical stabilization.

KVH’s guidance and stabilization service sales includes product repairs and engineering services provided under development contracts.

(2)	Basis of Presentation

The accompanying condensed consolidated financial statements of KVH Industries, Inc. and its wholly owned subsidiary, KVH Europe A/S (collectively, KVH or the Company), have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission regarding interim financial reporting. Given that KVH Europe A/S operates as the Company’s European and international distributor, all of its operating expenses are reflected within sales, marketing and support within the accompanying condensed consolidated statements of operations. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year presentation. The condensed consolidated financial statements have not been audited by our independent registered public accounting firm, but include all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations, and cash flows for the periods presented. These condensed consolidated financial statements do not include all disclosures associated with annual financial statements and accordingly should be read in conjunction with the Company’s consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K filed on March 13, 2008 with the Securities and Exchange Commission. The results for the three and six months ended June 30, 2008 are not necessarily indicative of operating results for the remainder of the year.

(3)	Significant Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of sales and expenses during the reporting periods. Significant estimates and assumptions by management affect the Company’s revenue recognition, valuation of accounts receivable, valuation of inventory, deferred tax assets, certain accrued expenses and accounting for contingencies.

Although the Company regularly assesses these estimates, actual results could differ materially from these estimates. Changes in estimates are recorded in the period in which they become known. The Company bases its estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances.

(4)	Stock-Based Compensation

The Company recognizes stock-based compensation in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment.” Stock-based compensation expense was $433 and $312 for the three months ended June 30, 2008 and June 30, 2007, respectively and $789 and $525 for the six months ended June 30, 2008 and June 30, 2007, respectively. As of June 30, 2008, there was approximately $1.8 million of total unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted-average period of 1.95 years. As of June 30, 2008, there was approximately $1.7 million of total unrecognized compensation expense related to restricted stock awards which is expected to be recognized over a weighted-average period of 3.54 years.

The Company granted 13,000 and 215,965 restricted stock awards to employees under the terms of the 2006 Stock Incentive Plan during the three and six months ended June 30, 2008, respectively. The restricted stock awards vest ratably over four years from the date of grant subject to the recipient remaining employed through the applicable vesting dates. Compensation expense for restricted stock awards is measured at fair value on the date of grant based on the number of shares granted and the quoted market closing price of the Company’s common stock. Such value is recognized as expense over the vesting period of the award, net of estimated forfeitures.

The Company also granted 3,000 and 8,000 stock options to employees under the terms of the 2006 Stock Incentive Plan during the three and six months ended June 30, 2008, respectively.

A total of 97,500 of the restricted stock awards granted during the six months ended June 30, 2008 were performance based awards granted to executives. These restricted stock awards will vest ratably over four years, the first of which will vest on February 28, 2009, provided that the sales of the Company for the year ending December 31, 2008 is at least 20% higher than the sales of the Company for the year ended December 31, 2007. The executive must also be employed by the Company at the time of vesting. The Company recorded stock-based compensation expense of $16 and $46 related to the performance-based restricted stock awards for the three and six months ended June 30, 2008, respectively.

The fair value of stock options granted for the six months ended June 30, 2008 was estimated as of the date of grant using the Black-Scholes option-pricing model. The weighted average fair value per share for all options granted during the three months ended June 30, 2008 was $3.51. The Company did not grant any options for the three months ended June 30, 2007. The weighted average fair value per share for all options granted during the six months ended June 30, 2008 and 2007 was $3.09 and $4.36, respectively. The weighted-average assumptions used to value options as of their grant date were as follows:

	Six months ended June 30,
	2008	2007
Risk-free interest rate	2.89%	4.46%
Expected volatility	41.96%	49.58%
Expected life (in years)	4.23	4.13
Dividend yield	0%	0%

(5)	Net Income per Common Share

Basic net income per share is calculated based on the weighted average number of common shares outstanding during the period. Diluted net income per share incorporates the dilutive effect of common stock equivalent options, warrants and other convertible securities, if any, as determined with the treasury stock accounting method. Common stock equivalents related to options and restricted stock awards to purchase 1,257,622 and 1,290,348 shares of common stock for the three and six months ended June 30, 2008, respectively, have been excluded from the fully diluted calculation of income per share, as inclusion would be anti-dilutive. Common stock equivalents related to options and restricted stock awards to purchase 1,440,273 and 1,440,173 shares of common stock for the three and six months ended June 30, 2007, respectively, have been excluded from the fully diluted calculation of income per share, as inclusion would be anti-dilutive.

A reconciliation of the basic and diluted weighted average common shares outstanding is as follows:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Weighted average common shares outstanding – basic	14,463,406	15,016,249	14,566,475	14,962,249
Dilutive common shares issuable in connection with stock plans	26,778	15,107	5,608	35,213

Weighted average common shares outstanding – diluted	14,490,184	15,031,356	14,572,083	14,997,462

(6)	Inventories

Inventories are stated at the lower of cost or market using the first-in first-out costing method. Inventories as of June 30, 2008 and December 31, 2007 include the costs of material, labor, and factory overhead. Components of inventories consist of the following:

	June 30, 2008	December 31, 2007
Raw materials	$7,013	$5,628
Work in process	1,687	1,299
Finished goods	3,077	2,386

	$11,777	$9,313

(7)	Comprehensive Income

Comprehensive income includes net income and other comprehensive income. Other comprehensive income includes the effects of unrealized gains or losses on available-for-sale marketable securities that are separately included in accumulated other comprehensive income within stockholders’ equity. The Company’s comprehensive income for the periods presented is as follows:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Net income	$1,984	$1,501	$3,565	$1,558
Unrealized gain on available-for-sale securities	3	—	3	14

Total comprehensive income	$1,987	$1,501	$3,568	$1,572

(8)	Product Warranty

The Company’s products carry limited warranties that range from one to two years and vary by product. The warranty period begins on the date of retail purchase by the original purchaser. The Company accrues estimated product warranty costs at the time of sale and any additional amounts are recorded when such costs are probable and can be reasonably estimated. Factors that affect the Company’s warranty liability include the number of units sold, historical and anticipated rates of warranty repairs and the cost per repair. Warranty and related costs are reflected within sales, marketing and support in the accompanying statements of operations. As of June 30, 2008 and December 31, 2007, the Company had accrued product warranty costs of $1,055 and $778, respectively. The following table summarizes product warranty activity for the periods presented:

	Six months ended June 30,
	2008	2007
Beginning balance	$778	$539
Charges to expense	737	581
Costs incurred	(460)	(372)

Ending balance	$1,055	$748

(9)	Segment Reporting

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

The Company operates in two geographic segments, exclusively in the mobile communications, navigation and guidance equipment industry, which it considers to be a single business activity. The Company has two primary industry categories: mobile communication and guidance and stabilization. Mobile communication sales include marine, automotive and land mobile communication equipment, product repairs, satellite-based telephone and Internet usage services, television account subsidies and referral fees earned in conjunction with the sale of our products, and Broadband Internet connectivity and VOIP services sold with our min-VSAT products. Guidance and stabilization product sales include sales of commercial marine and defense-related navigation, guidance and stabilization equipment based upon digital compass and fiber optic sensor technology. Guidance and stabilization sales also include product repairs and engineering services provided under development contracts.

The following table summarizes information regarding the Company’s operations by geographic segment:

	Sales Originating From
	North America	Europe	Total
Three months ended June 30, 2008
Mobile communication sales to the United States	$11,008	$—	$11,008
Mobile communication sales to Canada	254	—	254
Mobile communication sales to Europe	300	4,646	4,946
Mobile communication sales to other geographic areas	252	1,803	2,055
Guidance and stabilization sales to the United States	2,681	—	2,681
Guidance and stabilization sales to Canada	310	—	310
Guidance and stabilization sales to Europe	527	—	527
Guidance and stabilization sales to other geographic areas	534	—	534
Intercompany sales	4,472	—	4,472

Subtotal	20,338	6,449	26,787
Eliminations	(4,472)	—	(4,472)

Net sales	$15,866	$6,449	$22,315

Segment net income	$1,550	$434	$1,984
Depreciation	$551	$9	$560
Total assets	$87,819	$5,976	$93,795

Three months ended June 30, 2007
Mobile communication sales to the United States	$11,680	$—	$11,680
Mobile communication sales to Canada	176	—	176
Mobile communication sales to Europe	348	4,065	4,413
Mobile communication sales to other geographic areas	100	1,128	1,228
Guidance and stabilization sales to the United States	4,674	—	4,674
Guidance and stabilization sales to Canada	140	—	140
Guidance and stabilization sales to Europe	540	—	540
Guidance and stabilization sales to other geographic areas	396	—	396
Intercompany sales	3,208	—	3,208

Subtotal	21,262	5,193	26,455
Eliminations	(3,208)	—	(3,208)

Net sales	$18,054	$5,193	$23,247

Segment net income	$855	$646	$1,501
Depreciation	$558	$1	$559
Total assets	$87,485	$4,913	$92,398

	Sales Originating From
	North America	Europe	Total
Six months ended June 30, 2008
Mobile communication sales to the United States	$22,338	$—	$22,338
Mobile communication sales to Canada	622	—	622
Mobile communication sales to Europe	460	9,364	9,824
Mobile communication sales to other geographic areas	509	3,037	3,546
Guidance and stabilization sales to the United States	6,844	—	6,844
Guidance and stabilization sales to Canada	362	—	362
Guidance and stabilization sales to Europe	1,301	—	1,301
Guidance and stabilization sales to other geographic areas	611	—	611
Intercompany sales	8,177	—	8,177

Subtotal	41,224	12,401	53,625
Eliminations	(8,177)	—	(8,177)

Net sales	$33,047	$12,401	$45,448

Segment net income	$2,829	$736	$3,565
Depreciation	$1,112	$19	$1,131
Total assets	$87,819	$5,976	$93,795

Six months ended June 30, 2007
Mobile communication sales to the United States	$22,956	$—	$22,956
Mobile communication sales to Canada	264	—	264
Mobile communication sales to Europe	428	7,800	8,228
Mobile communication sales to other geographic areas	225	1,880	2,105
Guidance and stabilization sales to the United States	8,473	—	8,473
Guidance and stabilization sales to Canada	322	—	322
Guidance and stabilization sales to Europe	766	—	766
Guidance and stabilization sales to other geographic areas	531	—	531
Intercompany sales	5,316	—	5,316

Subtotal	39,281	9,680	48,961
Eliminations	(5,316)	—	(5,316)

Net sales	$33,965	$9,680	$43,645

Segment net income	$467	$1,091	$1,558
Depreciation	$1,069	$11	$1,080
Total assets	$87,485	$4,913	$92,398

(10)	Legal Matters

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

In March 2008, the Financial Accounting Standards Board (FASB) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS No. 161). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS No. 161 applies to all derivative instruments within the scope of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS No. 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS No. 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. As of June 30, 2008 the adoption of SFAS No. 161 would not have an impact on the Company’s financial position or results of operations.

(12)	Share Buyback Program

On July 26, 2007, the Company’s Board of Directors authorized a program to repurchase up to one million shares of the Company’s common stock. As of June 30, 2008, 274,563 shares of the Company’s common stock remain available for repurchase under the authorized program. The repurchase program is funded using the Company’s existing cash, cash equivalents, marketable securities and future cash flows. Under the repurchase program, the Company, at management’s discretion, may repurchase shares on the open market from time to time, in privately negotiated transactions or block transactions, or through an accelerated repurchase agreement. The timing of such repurchases depends on availability of shares, price, market conditions, alternative uses of capital, and applicable regulatory requirements. The program may be modified, suspended or terminated at any time without prior notice. The repurchase program has no expiration date. There were no other repurchase programs outstanding during the six months ended June 30, 2008, and no repurchase programs expired during the period.

The Company repurchased 167,219 and 484,437 shares of its common stock in the three month and six months ended June 30, 2008, respectively, at a cost of $1.5 million and $4.1 million.

(13)	Long-Term Aviation Antenna Development and Production Agreement

On February 18, 2008, the Company entered into a $20.1 million long-term antenna development and production agreement (the “Agreement”). Under the terms of the Agreement, the Company will design, develop, and manufacture DIRECTV-compatible satellite television antennas to be used on narrowbody commercial aircraft operating in the United States. In accordance with Emerging Issues Task Force Issue No. 99-5, “Accounting for Pre-Production Costs Related to Long-Term Supply Arrangements,” and the Agreement, the Company has capitalized $1.2 million in related development costs, which the Company has a contractual right to recover, and are reflected in other non-current assets as of June 30, 2008. These costs will be expensed into costs of sales as antennas are sold in proportion to the number of antennas delivered versus the total contractual antenna production requirement. The Company expects to begin production of the antennas in the fourth quarter of 2008.

(14)	Fair Value Measurements

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

Level 1:	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. The Company’s Level 1 assets are investments in money market mutual funds, government agency bonds and United States treasuries.

Level 2:	Quoted prices for similar assets or liabilities in active markets; or observable prices that are based on observable market data, based on, directly or indirectly market-corroborated inputs. The Company’s Level 2 liabilities include foreign currency forward contracts that are traded in an active exchange market.

Level 3:	Unobservable inputs that are supported by little or no market activity, and are developed based on the best information available given the circumstances. The Company has no Level 3 inputs.

The following table presents assets and liabilities at June 30, 2008 that the Company measures fair value on a recurring basis, by level, within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
Assets
Money market mutual funds	$31,656	—	—	$31,656
Government agency bonds	6,022	—	—	6,022
United States treasuries	3,962	—	—	3,962
Liabilities
Foreign currency forward contracts	—	116	—	116

Certain financial instruments are carried at cost on the condensed consolidated balance sheets, which approximates fair value due to their short-term, highly liquid nature. These instruments include cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses. The fair value of foreign currency forward contracts generally reflects the estimated amounts that the Company would receive or pay, on a pre-tax basis, to terminate the contracts at the reporting date based on broker quotes for the same or similar instruments. Counterparties to these contracts are highly rated financial institutions, none of which experienced any significant downgrades in the three and six months ended June 30, 2008 that would reduce the amount owed, if any, to the Company.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The statements included in this quarterly report on Form 10-Q, other than statements of historical fact, are forward-looking statements. Examples of forward-looking statements include statements regarding our future financial results, operating results, business strategies, projected costs, products, competitive positions and plans, customer preferences, consumer trends, anticipated product development, and objectives of management for future operations. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” or the negative of these terms or other comparable terminology. Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed in the section entitled “Risk Factors” in Item 1A of Part II of this quarterly report. These and many other factors could affect our future financial and operating results, and could cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by us or on our behalf. For example, our expectations regarding certain items as a percentage of sales assume that we will achieve our anticipated sales goals. The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this report.

Overview

We design and manufacture equipment that connects mobile users on land, at sea, or in-flight to satellite services that provide access to live satellite TV, telephone and/or high-speed Internet. We also produce a guidance and stabilization product line based on our proprietary fiber optic gyro (FOG) and digital compass technology, with products ranging from directional sensors and rate gyros to inertial measurement units and navigation systems.

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

Our guidance and stabilization products use our precision FOG and digital compass technologies to help stabilize platforms such as antennas, gun turrets, optical systems, material handling equipment, and radar units and to provide guidance for torpedoes and other munitions. These products are either integrated within our own navigation and antenna systems or sold as modules to other manufacturers. We also use our FOG digital compass technology to produce some variants of our TACNAV line of navigation systems for military vehicles. We sell our guidance and stabilization products to commercial and military customers either directly to U.S. and allied governments and government contractors and through an international network of authorized independent sales representatives.

We generate sales primarily from the sale of our mobile satellite systems and services and our guidance and stabilization products and services. The following table provides, for the periods indicated, our net sales by industry category:

	Three months ended June 30, (in thousands)		Six months ended June 30, (in thousands)
	2008	2007	2008	2007
Mobile communications	$18,263	$17,497	$36,330	$33,553
Guidance and stabilization	4,052	5,750	9,118	10,092

Net sales	$22,315	$23,247	$45,448	$43,645

Our mobile communications service sales includes sales earned from product repairs, sales from satellite telephone and Internet usage services, and certain DIRECTV and DISH Network account referral fees earned in conjunction with the sale of our products. We provide, for a fee, third-party satellite telephone and Internet airtime to our TracPhone and Internet customers who choose to activate their subscriptions with us. We also earn service sales from Broadband Internet and VOIP service sold with our mini-VSAT products. Under current DIRECTV and DISH Network programs, we are eligible to receive a one-time subsidy for each receiver activated and a new mobile account activation fee from DIRECTV and DISH Network for each customer who activates their DIRECTV or DISH Network service directly through us. Our guidance and stabilization service sales includes product repairs and engineering services provided under development contracts. To date, none of our sources of service sales, including sales earned from product repairs, satellite telephone and VOIP services, engineering services under development contracts, Internet usage services and DIRECTV and DISH Network activations, has individually been a material portion of sales. In the aggregate, such sales represented approximately 14% and 8% of total net sales for the three months ended June 30, 2008 and 2007, and approximately 11% and 8% of total net sales for the six months ended June 30, 2008 and 2007, respectively.

Our guidance and stabilization business is characterized by a small number of customers who place a small number of relatively large dollar value orders. Orders for our guidance and stabilization products typically vary in size and are sometimes in the range of several hundred thousand dollars to over one million dollars. Each order can have a significant impact on our net sales, and because our guidance and stabilization products generally have higher direct gross margins than our mobile communications products, each order can have an impact on our net income that is disproportionately large relative to the sales generated by the order.

We have historically derived a substantial portion of our sales from sales to customers located outside the United States. Note 9 of the notes to the condensed consolidated financial statements provide information regarding our sales to specific geographic regions.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, sales and expenses, and related disclosure at the date of our financial statements. Our significant accounting policies are summarized in note 1 of the notes to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2007.

As described in our Form 10-K for the year ended December 31, 2007, our most critical accounting policies and estimates upon which our consolidated financial statements were prepared were those relating to revenue recognition, allowances for accounts receivable, inventories, income taxes and warranty. We have reviewed our policies and determined that these remain our most critical accounting policies for the quarter ended June 30, 2008. Readers should refer to our 2007 Form 10-K for the detailed descriptions of these policies.

Results of Operations

The following table provides, for the periods indicated, certain financial data expressed as a percentage of net sales:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Sales:
Product	85.9%	92.1%	88.9%	91.7%
Service	14.1	7.9	11.1	8.3

Total sales	100.0	100.0	100.0	100.0

Cost and expenses:
Cost of product sales	52.0	54.1	52.9	55.9
Cost of service sales	6.2	3.5	5.1	4.1
Sales, marketing and support	18.7	16.3	18.2	17.9
Research and development	7.4	10.9	8.8	10.8
General and administrative	6.9	10.0	7.2	9.4

Total costs and expenses	91.2	94.8	92.2	98.1

Income from operations	8.8	5.2	7.8	1.9
Interest income	1.4	3.0	1.7	3.2
Interest expense	0.2	0.2	0.2	0.2
Other income (expense), net	0.0	(0.1)	(0.5)	(0.1)

Income before income taxes	10.0	7.9	8.8	4.8
Income tax expense	1.1	1.4	1.0	1.2

Net income	8.9%	6.5%	7.8%	3.6%

Three Months Ended June 30, 2008 and 2007

Net Sales

Product sales for the three months ended June 30, 2008 decreased $2.2 million, or 10%, to $19.2 million from $21.4 million for the three months ended June 30, 2007. The primary reason for the decrease was a decrease in sales of our defense-related products of $2.2 million, or 42%, from the three months ended June 30, 2007 to the three months ended June 30, 2008. Specifically, sales of our FOG products decreased $1.4 million, or 51%, driven largely by decreased sales in support of the U.S. Army’s remotely operated weapons station program, and to a lesser extent decreased sales in support of the U.S. Navy’s MK54 torpedo program. Also contributing to the decrease was a $0.9 million, or 40%, decrease in sales related to our TACNAV defense products.

Overall, sales of our mobile communications products were flat with the year-ago period at $16.1 million. However, for the three months ended June 30, 2008, sales of our land mobile products decreased $2.2 million, or 45%, driven by decreased recreational vehicle sales, resulting from increased fuel prices and challenging consumer credit markets. Offsetting the decrease was an increase in sales of our marine products of $2.2 million, or 19%, driven primarily by demand for our TracPhone V7 product that we launched in the fourth quarter of 2007 and to a lesser extent sales of Inmarsat-compatible TracPhone products. Mobile communications product sales originating from our Danish subsidiary increased $1.0 million, or 21%, from the three months ended June 30, 2007 to the three months ended June 30, 2008. Contributing to the sales increase were favorable currency rate fluctuations between the Euro and the U.S. dollar. Mobile communications product sales originating from North America decreased $1.0 million, or 9%, from the three months ended June 30, 2007 to the three months ended June 30, 2008.

Service sales for the three months ended June 30, 2008 increased $1.3 million, or 71%, to $3.1 million from $1.8 million for the three months ended June 30, 2007. The primary reason for the increase was an increase in airtime service sales, specifically in relation to our mini-VSAT Broadband service that we launched in the fourth quarter of 2007. Also contributing to the increase was an increase in commission sales from DIRECTV for television receiver activations, $0.2 million of which were billed and paid during the second quarter that related to certain prior period activations, as well as an increase in service repair sales.

Cost of Sales

For the three months ended June 30, 2008, costs of sales decreased $0.4 million, or 3%, to $13.0 million from $13.4 million for the three months ended June 30, 2007. The primary reason for the modest overall decrease in costs of product sales, despite our overall 10% decrease in net product sales discussed above, is an overall decrease in net sales of our relatively higher margin defense-related products, partially offset by an increase in our marine mobile communications products for the quarter ended June 30, 2008. Partially offsetting the costs of product sales decrease was a 69% increase in costs of service sales for the three months ended June 30, 2008, driven largely by an increase in airtime service sales, specifically in relation to our mini-VSAT Broadband service that we launched in the fourth quarter of 2007.

Gross margin for the three months ended June 30, 2008, decreased from the year-ago period by less than one percentage point to remain at approximately 42%. The primary reason for the slight decrease in gross margin was the overall decrease in net product sales of our relatively higher margin defense-related products and an increase in marine mobile communications products during the three-month period ended June 30, 2008. Partially offsetting the effect of these changes was a 71% increase in our relatively higher margin service sales for the three months ended June 30, 2008, including the aforementioned, $0.2 million of service sales related to commission sales from DIRECTV. Given that we expect a sequential decline in our leisure marine business as a result of both seasonality and a significant buildup of FOG production capacity that will be required to fulfill an order for the U.S. Army’s remotely operated weapon stations, we expect the gross margin percentage will decline from the second quarter levels of 42% to between 38% and 39% in the upcoming third quarter.

Operating Expenses

Sales, marketing and support expense for the three months ended June 30, 2008 increased by $0.4 million, or 10%, to $4.2 million from $3.8 million for the three months ended June 30, 2007. As a percentage of net sales, sales, marketing and support expense increased during the quarter ended June 30, 2008 to 19% from 16% for the quarter ended June 30, 2007. The primary reason for the dollar increase in 2008 was a $0.4 million increase in sales, marketing and support expense related to our Danish subsidiary in support of a 24% increase in sales by the subsidiary year-over-year. Also contributing to the increase in sales, marketing and support expense of our Danish subsidiary was a 16% increase in the average valuation of the Danish Krone versus the U.S. dollar year-over-year. We anticipate that, for the third quarter of 2008, sales, marketing and support expenses should be modestly lower than the second quarter levels, primarily due to our continued effort to reduce discretionary spending.

Research and development expense for the three months ended June 30, 2008 decreased by $0.9 million, or 35%, to $1.6 million from $2.5 million for the three months ended June 30, 2007. As a percentage of net sales, research and development expense decreased during the quarter ended June 30, 2008 to 7% from 11% for the quarter ended June 30, 2007. The primary reason for the decrease in 2008 was the capitalization of approximately $1.0 million of aviation antenna development costs (see note 13 to the condensed consolidated financial statements) during the second quarter of 2008, partially offset by increased spending related to our initiative for the global expansion of our mini-VSAT Broadband satellite communication service. Our overall spending in 2008 continues to be focused on sustaining our existing product base and advancing new products. We anticipate that, for the third quarter of 2008, research and development expenses will be marginally higher than the second quarter levels, primarily due to the addition of resources in support of the continued development of the aviation antenna and other on-going new product projects.

General and administrative expense for the three months ended June 30, 2008 decreased by $0.8 million, or 34%, to $1.5 million from $2.3 million, for the three months ended June 30, 2007. As a percentage of net sales, general and administrative expense decreased during the quarter ended June 30, 2008 to 7% from 10% for the quarter ended June 30, 2007. The primary reason for the decrease in 2008 was a $0.7 million reduction in legal expense due to our August 2007 favorable judgment in the U.S. District Court for the District of Minnesota in relation to a patent infringement lawsuit. We anticipate that, for the third quarter of 2008, general and administrative expenses will be about equal to second quarter levels.

Interest and Other Income

Interest and other income for the three months ended June 30, 2008 decreased by $0.3 million to $0.3 million from $0.6 million for the three months ended June 30, 2007. The primary reason for the decrease is decreased interest income of $0.4 million in the 2008 period on cash, cash equivalents and marketable securities, resulting from lower interest rates and a slightly lower average amount of cash, cash equivalents and marketable securities invested during the three months ended June 30, 2008.

Income Taxes

Income tax expense for the three months ended June 30, 2008 decreased by $0.1 million to $0.2 million from $0.3 million for the three months ended June 30, 2007. We expect that substantially all of our 2008 taxable income generated from our U.S. operations will be offset by federal net operating losses generated by us in prior years. Accordingly, we expect that any tax expense generated by our U.S. operations in 2008 will be made up primarily of federal alternative minimum tax and to a lesser extent certain state tax expense. Taxable income generated by our subsidiary in Denmark will be subject to taxation at the Danish statutory rates as we have no net operating loss carry-forwards or tax credits available to offset current or future taxable income in that jurisdiction. We regularly evaluate our valuation allowance recorded against our net deferred tax assets. Should we generate net income in 2008 and project net income for 2009 and beyond, we may determine, after considering all available evidence, that it is more likely than not that all or some additional portion of our net deferred tax assets would be realized. Should that determination be made, we would reverse all or a portion of our deferred tax assets valuation allowance at such time and recognize a reduction of income tax expense (as of June 30, 2008, the amount of reduction which could impact income tax expense totaled approximately $0.6 million). In addition, as a portion of our deferred tax assets were generated from excess tax deductions from share-based payment awards, pursuant to SFAS No. 123(R), a portion of any such valuation allowance reversal would be recorded to additional paid-in capital when the deduction reduces tax payable (as of June 30, 2008, such amount would total approximately $1.9 million).

Six Months Ended June 30, 2008 and 2007

Net Sales

Product sales for the six months ended June 30, 2008 increased $0.4 million, or 1%, to $40.4 million from $40.0 million for the six months ended June 30, 2007. The primary reason for the increase was an increase in sales of our mobile communications products of $1.8 million, or 6%, from the six months ended June 30, 2007 to the six months ended June 30, 2008. Specifically, for the six months ended June 30, 2008, sales of our marine products increased $4.4 million, or 21%, driven primarily by demand for our TracPhone V7 product that we launched in the fourth quarter of 2007 and to a lesser extent by sales of Inmarsat compatible TracPhone products. Partially offsetting the increase was a decrease in sales of our land mobile products of $2.6 million, or 27%, driven by decreased recreational vehicle sales, resulting from increased fuel prices and challenging consumer credit markets. The improvement in mobile communications product sales was driven by a $2.4 million or 26% increase in sales originating from our Danish subsidiary from the six months ended June 30, 2007 to the six months ended June 30, 2008. Contributing to the sales increase were favorable currency rate fluctuations between the Euro and the U.S. dollar. Mobile communications product sales originating from North America decreased $0.6 million, or 2%, from the six months ended June 30, 2007 to the six months ended June 30, 2008.

Sales of our defense-related products decreased $1.5 million, or 16%, from the six months ended June 30, 2007 to the six months ended June 30, 2008. Specifically, sales of our FOG products decreased $1.5 million, or 29%, driven largely by decreased sales in support of the U.S. Army’s remotely operated weapons station program.

Service sales for the six months ended June 30, 2008 increased $1.4 million, or 39%, to $5.0 million from $3.6 million for the six months ended June 30, 2007. The primary reason for the increase was an increase in airtime service sales, specifically in relation to our mini-VSAT Broadband service that we launched in the fourth quarter of 2007. Also contributing the increase was an increase in commission payments from DIRECTV for television receiver activations, $0.2 million of which were billed and paid during the second quarter that related to certain prior period activations, as well as an increase in service repair sales.

Cost of Sales

For the six months ended June 30, 2008, costs of sales increased $0.2 million, or 1%, to $26.4 million from $26.2 million for the six months ended June 30, 2007. On a percentage basis, the increase in our cost of sales was less than the increase in our total sales. The primary reason for the increase in costs of sales was a 29% increase in our costs of service sales for the six months ended June 30, 2008. This increase was driven largely by an increase in airtime service sales, specifically in relation to our mini-VSAT Broadband service that we launched in the fourth quarter of 2007. Our overall service sales provide relatively higher gross margins than our product sales. On a percentage basis, the 1% increase in our cost of product sales was consistent with the increase in product sales from the six months ended June 30, 2007 to the six months ended June 30, 2008.

Gross margin for the six months ended June 30, 2008 was 42% compared to 40% for the six months ended June 30, 2007. The primary reason for the increase in gross margin was the overall increase in net marine product sales discussed above, partially offset by an overall decrease in net product sales of our relatively higher margin defense-related products for the six months end June 30, 2008. Also contributing to the increased gross margin to a lesser extent was a 39% increase in our relatively higher margin service sales for the six months ended June 30, 2008.

Operating Expenses

Sales, marketing and support expense for the six months ended June 30, 2008 increased by $0.5 million, or 6%, to $8.3 million from $7.8 million for the six months ended June 30, 2007. As a percentage of net sales, year-to-date sales, marketing and support expense remained fairly consistent on a year-over-year basis at 18%. The primary reason for the dollar increase in 2008 was a $0.5 million increase in sales, marketing and support expense related to our Danish subsidiary in support of a 28% increase in sales by the subsidiary from the first half of 2007 to the first half of 2008. Also contributing to the increase in sales, marketing and support expense of our Danish subsidiary was a 15% increase in the average valuation of the Danish Krone versus the U.S. dollar year-over-year.

Research and development expense for the six months ended June 30, 2008 decreased by $0.7 million, or 16%, to $4.0 million from $4.7 million for the six months ended June 30, 2007. As a percentage of net sales, year-to-date research and development expense decreased to 9% in 2008 from 11% in 2007. The primary reason for the decrease in 2008 was the capitalization of approximately $1.2 million of aviation antenna development costs (see note 13 to the condensed consolidated financial statements) during the six months ended June 30, 2008, partially offset by increased spending related to our initiative for the global expansion of our mini-VSAT Broadband satellite communication service.

General and administrative expense for the six months ended June 30, 2008 decreased by $0.8 million, or 20%, to $3.3 million from $4.1 million for the six months ended June 30, 2007. As a percentage of net sales, year-to-date general and administrative expense decreased to 7% in 2008 from 9% in 2007. The primary reason for the decrease in 2008 was a $1.0 million reduction in legal expense due to our August 2007 favorable judgment in the U.S. District Court for the District of Minnesota in relation to a patent infringement lawsuit.

Interest and Other Income

Interest and other income for the six months ended June 30, 2008 decreased by $0.8 million to $0.5 million from $1.3 million for the six months ended June 30, 2008. The primary reason for the decrease is decreased interest income of $0.6 million in the 2008 period on cash, cash equivalents and marketable securities, resulting from lower interest rates and a slightly lower average amount of cash, cash equivalents and marketable securities invested during the six months ended June 30, 2008. Also contributing to the decrease was a $0.4 million increase in losses related to foreign currency exchange contracts partially offset by a $0.2 million increase in currency gains driven by an increase in gains from remeasurement of transactions at our Danish subsidiary, which has the U.S. dollar as its functional currency.

Income Taxes

Income tax expense for the six months ended June 30, 2008 decreased by $0.1 million to $0.4 million from $0.5 million for the six months ended June 30, 2007. We expect that substantially all of our 2008 taxable income generated from our U.S. operations will be offset by federal net operating losses generated by us in prior years. Accordingly, we expect that any tax expense generated by our U.S. operations in 2008 will be made up primarily of federal alternative minimum tax and to a lesser extent certain state tax expense. Taxable income generated by our subsidiary in Denmark will be subject to taxation at the Danish statutory rates as we have no net operating loss carry-forwards or tax credits available to offset current or future taxable income in that jurisdiction

Liquidity and Capital Resources

We have historically funded our operations primarily from operating cash flows, net proceeds from public and private equity offerings, bank financings and proceeds received from exercises of stock options. As of June 30, 2008, we had $52.6 million in cash, cash equivalents and marketable securities and $64.7 million in working capital.

Net cash provided by operations was $4.4 million for the six months ended June 30, 2008 as compared to net cash provided by operations of $0.3 million for the six months ended June 30, 2007. The increase is primarily due to a $4.5 million increase in cash inflows attributable to changes in accounts receivable, coupled with a $2.0 million increase in net income, a $1.2 million decrease in cash outflows related to accounts payable and accrued expenses, a $0.4 million increase in losses incurred on foreign currency forward exchange contracts and a $0.3 million decrease in cash outflows related to prepaid expenses and other assets. This increase in cash inflows was partially offset by a $2.8 million increase in cash outflows related to increased inventory levels, and a $1.5 million increase in cash outflows related to other non-current assets.

Net cash used in investing activities was $1.7 million for the six months ended June 30, 2008 as compared to net cash used in investing activities of $3.3 million for the six months ended June 30, 2007. The decrease is primarily due to a $1.2 million decrease in our capital expenditures, coupled with a $0.4 million decrease in our net investment in marketable securities.

Net cash used in financing activities was $4.0 million for the six months ended June 30, 2008 as compared to net cash provided by financing activities of $1.2 million for the six months ended June 30, 2007. The decrease is primarily due to $4.1 million in repurchases of common stock, coupled with a $1.1 million decrease in proceeds received from the exercise of employee stock options and the employee stock purchase plan.

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

Currently, we have a revolving loan agreement with a bank that provides for a maximum available credit of $15.0 million that expires on December 31, 2008. We pay interest on any outstanding amounts at a rate equal to, at our option, LIBOR plus 1.5%, or the greater of either the Federal Funds Effective Rate plus 0.5% or the bank’s prime interest rate. The line of credit contains two financial covenants, a Leverage Ratio and a Fixed Charge Ratio, that apply in the event that our consolidated cash, cash equivalents and marketable securities balance falls below $25.0 million at any time. We may terminate the loan agreement prior to its full term without penalty, provided we give 30 days advance written notice to the bank. As of June 30, 2008, no borrowings were outstanding under the facility.

On July 26, 2007, our Board of Directors authorized a program to repurchase up to one million shares of our common stock. The share repurchase program is funded using our existing cash, cash equivalents, marketable securities and future cash flows. We repurchased 484,437 shares of our common stock in the six months ended June 30, 2008 under the program at a cost of approximately $4.1 million.

On June 25, 2008, we entered into a ten-year agreement with ViaSat, Inc. to begin a global expansion of our mini-VSAT Broadband satellite communication service, including an initial purchase of three new regional satellite hubs. In addition to the purchase of these satellite hubs, as part of the coverage expansion, we plan to seek to acquire additional satellite capacity from Ku-band satellite operators, expend funds to seek regulatory approvals and permits, develop product enhancements in anticipation of the expansion and hire additional personnel. We anticipate these costs will be funded by cash, cash equivalents and marketable securities on hand, as well as anticipated future cash flows from operations.

We believe that the $52.6 million we hold in cash, cash equivalents and marketable securities, together with our other existing working capital, will be adequate to meet planned operating and capital requirements through the foreseeable future. However, as the need or opportunity arises, we may seek to raise additional capital through public or private sales of securities or through additional debt financing. There are no assurances that we will be able to obtain any additional funding or that such funding will be available on terms acceptable to us.

Contractual Obligations and Other Commercial Commitments

As of June 30, 2008, our contractual commitments consisted of near-term inventory and fixed asset purchase order commitments, a mortgage note payable, facility and equipment leases, and royalty payments. The principal repayment of the mortgage note is based on a 20-year amortization schedule, but the term is 10 years, requiring a balloon payment of $2.0 million on February 1, 2009. There are no loan-to-value covenants in the loan that would require early pay-down of the mortgage if the market value of the property should decline. Our purchase commitments include unconditional purchase orders for inventory, manufacturing materials and fixed assets extending out over various periods throughout 2008 and 2009. We are also obligated under multi-year facility leases that terminate at various times between 2008 and 2014.

The following table summarizes our obligations under these commitments at June 30, 2008:

	Payment Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual Obligations	(in thousands)
Inventory and fixed asset purchase commitments	$20,506	$20,506	$—	$—	$—
Facility lease obligations	2,106	363	742	764	237
Mortgage note payable	2,093	2,093	—	—	—
Other operating lease obligations	498	186	226	86	—
Royalty payments	313	219	94	—	—

Total	$25,516	$23,367	$1,062	$850	$237

As of June 30, 2008, we had a standby letter of credit in the amount of approximately $0.2 million outstanding in support of a customer deposit. We had not entered into any other off-balance sheet commitments, guarantees, or standby repurchase obligations as of June 30, 2008.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk exposure is in the area of foreign currency exchange risk. We are exposed to currency exchange rate fluctuations related to our subsidiary operations in Denmark. Certain transactions in Denmark are made in the Danish Krone or Euro, yet reported in the U.S. dollar, the functional currency. For foreign currency exposures existing at June 30, 2008, a 10% unfavorable movement in the foreign exchange rates for our subsidiary location would not expose us to material losses in earnings or cash flows.

From time to time, we purchase foreign currency forward contracts generally having durations of no more than five months. These forward contracts are intended to offset the impact of exchange rate fluctuations on cash flows of our foreign subsidiary. Foreign currency forward contracts are recorded on the balance sheet at fair value until executed. Changes in the fair value are recognized in earnings. For the quarter ended June 30, 2008 we recorded a gain of $16,000 related to these contracts. Such income is reflected within “other income, net” in our condensed consolidated statement of operations for the three months ended June 30, 2008. As of June 30, 2008, we had four Euro to U.S. dollar foreign currency forward contracts outstanding with a negative fair value of approximately $116,000.

The primary objective of our investment activities is to preserve principal and maintain liquidity, while at the same time maximize income. We have not entered into any instruments for trading purposes. Some of the securities that we invest in may have market risk. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities that can include commercial paper, United States treasuries, investment grade asset-backed corporate securities, money market mutual funds and government agency and non-government debt securities. As of June 30, 2008, a hypothetical 100 basis-point increase in interest rates would result in an approximately $51,000 decrease in the fair value of our investments that have maturities of greater than one year. Due to the conservative nature of our investments and the relatively short duration of their maturities, we believe interest rate risk is substantially mitigated. As of June 30, 2008, 86% of the $41.6 million classified as available-for-sale marketable securities will mature or reset within one year. Accordingly, long-term interest rate risk is not considered material. We do not invest in any financial instruments denominated in foreign currencies.

To the extent that we borrow against our variable-rate credit facility, we will be subject to interest rate risk. There were no borrowings outstanding at June 30, 2008.

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

Under the supervision and with the participation of our CEO and CFO, our management has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this interim report. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2008.

Evaluation of Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of our CEO and CFO, our management has evaluated our internal control over financial reporting during the second quarter of 2008. Based on that evaluation, our CEO and CFO did not identify any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Although we generated net income during 2005, 2006, 2007, and in seventeen of the last twenty-two fiscal quarters, we incurred net losses of $6.1 million in 2004 and at times our profitability has fluctuated significantly on both a sequential and comparable quarter-to-quarter basis during 2005, 2006, 2007 and in the first half of 2008. As of June 30, 2008, we had an accumulated deficit of $4.8 million.

Shifts in our product sales mix toward our mobile communications products may continue to reduce our overall gross margins.

Our mobile communications products historically have had lower product gross margins than our guidance and stabilization products. During 2006 and 2007 and the first half of 2008, sales of our guidance and stabilization products either declined or grew at a substantially lower rate than our overall sales growth. A continuing shift in our product sales mix toward mobile communications products would likely cause lower gross margins in the future.

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

Our planned global expansion of our mini-VSAT Broadband satellite communications service will require significant expenditures, and strong performance from our TracPhone V7 and our mini-VSAT Broadband service will be necessary to meet our financial goals.

We plan to continue to make significant investments in our mini-VSAT Broadband satellite communications service, including global expansion of regions in which our service is offered. On June 25, 2008, we entered into a ten-year agreement with ViaSat, Inc. to begin a planned global rollout of our mini-VSAT Broadband satellite communications service, including the purchase of new regional satellite hubs from ViaSat. In addition to the purchase of these expensive satellite hubs, as part of the coverage expansion, we plan to seek to acquire additional satellite capacity from Ku-band satellite operators, expend funds to seek regulatory approvals and permits, develop product enhancements in anticipation of the expansion and hire additional personnel. It is difficult to predict the future growth rate for our TracPhone V7 and our mini-VSAT Broadband service or the rate at which our installed base of products, and therefore airtime sales, may increase as a result of this planned service expansion. The substantial funds we expect to spend on global expansion of our satellite communications service may impact our near-term performance with no assurance that the expenditures will generate future sales or profits that meet our financial goals.

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

These factors can cause substantial fluctuations in sales of fiber optic gyros and TACNAV products from period to period. For example, sales of our TACNAV products declined from 2005 to 2006 and again from 2006 to 2007, but increased slightly during the first half of 2008. Moreover, government customers and their contractors can generally cancel orders for our products for convenience or decline to exercise previously disclosed contract options. Even under firm orders with government customers, funding must usually be appropriated in the budget process in order for the government to complete the contract. The cancellation of or failure to fund orders for our products could substantially reduce our net sales and results of operations.

Our ability to ship products to customers is occasionally contingent upon completing certain performance or technical qualifications set by customers or regulatory bodies and any failure to meet those standards could result in delayed or lost sales.

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

KVH products sold to customers in the defense industry are purchased through orders that can generally range in size from several hundred thousand dollars to more than one million dollars. As a result, the delay or cancellation of a single order could materially reduce our net sales and results of operations. We continue to experience unanticipated delays in defense orders, which make our sales and operating results less predictable. Because our guidance and stabilization products typically have relatively higher product gross margins than our mobile communications products, the loss of an order for guidance and stabilization products could have a disproportionately adverse effect on our results of operations.

Only a few customers account for a substantial portion of our guidance and stabilization sales, and the loss of any of these customers could substantially reduce our net sales.

We derive a significant portion of our guidance and stabilization sales from a small number of customers, including the U.S. Government. The loss of business from any of these customers could substantially reduce our net sales and results of operations and could seriously harm our business. Since we are often awarded a contract as a subcontractor to a major defense supplier that is engaged in a competitive bidding process as prime contractor for a major weapons procurement program, our sales depend significantly on the success of the prime contractors with which we align ourselves.

The market for mobile TV products for minivans, SUVs and other passenger vehicles may continue to be slow, and our business in this market may continue to fall below expectations.

The market for live TV in automobiles is still relatively slow, which continues to make it difficult for us to predict customer demand for our low-profile automotive TracVision product accurately. Historically, sales of the automotive TracVision system have generally been below our original expectations for that market.

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

Our right to continue offering mini-VSAT Broadband service using SES AMERICOM’s satellite network on an exclusive basis in certain geographic markets depends on our reaching certain annual sales targets over each of the next five years, and either party may terminate the relationship if sales in the first year of service do not meet certain minimum goals.

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

Factors such as historically high fuel prices, interest rates and environmental protection laws could adversely affect sales or use of larger vehicles and vessels for which our mobile satellite communications products are designed. For example, we understand that sales of Class A recreational vehicles were down 40% through the end of May 2008 as a result of record high fuel prices, declining consumer confidence, and challenging consumer credit markets. This decline adversely affected sales of our land mobile communications products, which declined 37% from the second quarter of 2007 to the second quarter of 2008. In addition, many customers finance their purchases of these vehicles and vessels, and higher interest rates would likely reduce demand for both these vehicles and vessels and our mobile communications products. The increased cost of operating these vehicles and vessels is adversely affecting and may continue to adversely affect demand for our mobile satellite communications products.

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

Our operating performance depends significantly on general economic conditions. Net sales of our mobile communications products are largely generated by discretionary consumer spending, and demand for these products could demonstrate slower growth than we anticipate or decline as a result of regional and global economic conditions, including the perception that the economy is or may be in a recession. Consumer spending tends to decline during recessionary periods and may decline at other times. During the first half of

2008, growth in sales of our mobile satellite communications products occurred almost entirely outside the United States. Consumers may choose not to purchase our mobile communications products due to a perception that they are luxury items. As global and regional economic conditions change, including the general level of interest rates, fluctuating oil prices and demand for durable consumer products, demand for our products could be adversely affected.

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

Historically, sales to customers outside the United States and Canada have accounted for a significant portion of our net sales. We have only one foreign sales office, which is located in Denmark, and we otherwise support our international sales from our operations in the United States. Our limited operations in foreign countries may impair our ability to compete successfully in international markets and to meet the service and support needs of our customers in countries where we have no infrastructure. We are subject to a number of risks associated with our international business activities, which may increase our costs and require significant management attention. These risks include:

•	technical challenges we may face in adapting our mobile communication products to function with different satellite services and technology in use in various regions around the world;

•	satisfaction of international regulatory requirements and delays and costs associated with procurement of any necessary licenses or permits;

•	restrictions on the sale of certain guidance and stabilization products to foreign military and government customers;

•	increased costs of providing customer support in multiple languages;

•	potentially adverse tax consequences, including restrictions on the repatriation of earnings;

•	protectionist laws and business practices that favor local competitors, which could slow our growth in international markets;

•	potentially longer sales cycles, which could slow our sales growth from international sales;

•	potentially longer accounts receivable payment cycles and difficulties in collecting accounts receivable;

•	losses arising from foreign currency exchange rate fluctuations; and

•	economic and political instability in some international markets.

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

We have at times experienced significant fluctuations in our net sales and results of operations from one quarter to the next. Our future net sales and results of operations could vary significantly from quarter to quarter and year to year due to a number of factors, many of which are outside our control. Accordingly, you should not rely on quarter-to-quarter comparisons of our results of operations as an indication of future performance. It is possible that our net sales or results of operations in a quarter will fall below the expectations of securities analysts or investors. If this occurs, the market price of our common stock could fall significantly. Our results of operations in any quarter can fluctuate for many reasons, including:

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

The strategy represents an action that we ordinarily would not take, but would take, if necessary, to realize an estimated $3.3 million in U.S. deferred tax assets based on approximately $8.5 million in estimated taxable gain from the sale of the building as of June 30, 2008.

The market price of our common stock may be volatile.

Our stock price has historically been volatile. From January 1, 2004 to June 30, 2008, the trading price of our common stock ranged from $27.75 to $6.61. Many factors may cause the market price of our common stock to fluctuate, including:

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

On July 26, 2007, the Company’s Board of Directors authorized a program to repurchase up to one million shares of the Company’s common stock. The repurchase program is funded using the Company’s existing cash, cash equivalents, marketable securities and future cash flows. Under the repurchase program, the Company, at management’s discretion, may repurchase shares on the open market from time to time, in privately negotiated transactions or block transactions, or through an accelerated repurchase agreement. The timing of such repurchases depends on availability of shares, price, market conditions, alternative uses of capital, and applicable regulatory requirements. The program may be modified, suspended or terminated at any time without prior notice. The repurchase program has no expiration date. There were no other repurchase programs outstanding during the three months ended June 30, 2008, and no repurchase programs expired during the period.

The Company repurchased 167,219 shares of its common stock in the three-month period ended June 30, 2008 under the program at a cost of approximately $1.5 million. The following table summarizes the repurchases by the Company of its common stock during the three months ended June 30, 2008:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
April 1, 2008 – April 30, 2008	17,200	9.83	17,200	424,582
May 1, 2008 – May 31, 2008	73,940	9.54	73,940	350,642
June 1, 2008 – June 30, 2008	76,079	8.76	76,079	274,563

Total	167,219	$9.21	167,219

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 21, 2008, we held our annual meeting of stockholders. Our stockholders elected Martin A. Kits van Heyningen, Robert W.B. Kits van Heyningen and Bruce J. Ryan to serve as Class III directors for three-year terms. In addition, the terms of office of our other directors, Mark S. Ain, Stanley K. Honey and Charles R. Trimble, continued after our annual meeting of stockholders.

The votes cast to elect the directors were:

	Votes In Favor	Votes Withheld	Broker Non-Votes
Martin A. Kits van Heyningen	11,633,314	1,537,875	—
Robert W.B. Kits van Heyningen	12,718,362	452,827	—
Bruce J. Ryan	11,341,368	1,829,821	—

In addition, our stockholders voted to approve an amendment to the KVH Industries, Inc. 2006 Stock Incentive Plan to increase the number of shares of our common stock available under the plan by 1,000,000 to 2,000,000 and to approve an amendment to the KVH Industries, Inc. 1996 Employee Stock Purchase Plan to increase the number of shares of our common stock available under the plan by 50,000 to 500,000. The votes cast on these proposals were:

	Votes In Favor	Votes Against	Abstentions	Broker Non-Votes
To approve the amendment of the 2006 Stock Incentive Plan	6,628,092	2,038,107	179,324	4,325,666
To approve the amendment of the 1996 Employee Stock Purchase Plan	8,272,017	397,161	176,345	4,325,666

ITEM 6.	EXHIBITS

Exhibits:

31.1	Rule 13a-14(a)/15d-14(a) certification of principal executive officer

31.2	Rule 13a-14(a)/15d-14(a) certification of principal financial officer

32.1	Section 1350 certification of principal executive officer

32.2	Section 1350 certification of principal financial officer

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 8, 2008

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