Form 10-Q
period 2008-09-30
KVH INDUSTRIES INC \DE\
filed 2008-11-05
CIK 1007587

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2008

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Date	Class	Outstanding shares
November 4, 2008	Common Stock, par value $0.01 per share	14,129,880

KVH INDUSTRIES, INC. AND SUBSIDIARY

Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

KVH INDUSTRIES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts, unaudited)

	September 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$7,542	$12,284
Marketable securities	41,905	41,021
Accounts receivable, net of allowance for doubtful accounts of approximately $202 as of September 30, 2008 and $256 as of December 31, 2007	9,060	12,827
Inventories	15,215	9,313
Prepaid expenses and other assets	892	982
Costs and estimated earnings in excess of billings on uncompleted contracts	63	18
Deferred income taxes	17	17

Total current assets	74,694	76,462

Property and equipment, less accumulated depreciation of $18,622 as of September 30, 2008 and $16,963 as of December 31, 2007	12,150	11,738
Other non-current assets	3,339	36
Deferred income taxes	3,334	3,334

Total assets	$93,517	$91,570

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,540	$3,016
Accrued compensation and employee-related expenses	3,195	2,125
Accrued other	2,620	2,453
Accrued product warranty costs	1,106	778
Accrued professional services	296	261
Current portion of long-term debt	2,060	132

Total current liabilities	14,817	8,765

Long-term debt excluding current portion	—	2,026
Deferred sales	—	9

Total liabilities	14,817	10,800

Commitments and contingencies (notes 3 and 10)
Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 1,000,000 shares; none issued	—	—
Common stock, $0.01 par value. Authorized 20,000,000 shares, 15,099,314 and 15,070,528 shares issued at September 30, 2008 and December 31, 2007; 14,132,593 and 14,829,528 shares outstanding at September 30, 2008 and December 31, 2007, respectively	151	151
Additional paid-in capital	92,419	91,124
Accumulated deficit	(5,579)	(8,331)
Accumulated other comprehensive income (loss)	30	(1)
Less: treasury stock at cost, common stock, 966,721 shares as of September 30, 2008 and 241,000 shares as of December 31, 2007	(8,321)	(2,173)

Total stockholders’ equity	78,700	80,770

Total liabilities and stockholders’ equity	$93,517	$91,570

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share amounts, unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Sales:
Product	$12,325	$15,337	$52,734	$55,369
Service	3,415	2,229	8,454	5,842

Total sales	15,740	17,566	61,188	61,211

Cost and expenses:
Cost of product sales	7,693	9,570	31,754	33,958
Cost of service sales	1,571	1,009	3,893	2,807
Sales, marketing and support	3,573	3,534	11,830	11,324
Research and development	1,813	2,258	5,804	6,986
General and administrative	1,992	1,977	5,280	6,100

Total costs and expenses	16,642	18,348	58,561	61,175

Income (loss) from operations	(902)	(782)	2,627	36
Interest income	278	704	1,037	2,084
Interest expense	36	42	118	129
Other income (expense), net	(42)	27	(236)	(15)

Income (loss) before income taxes	(702)	(93)	3,310	1,976
Income tax expense (benefit)	110	(73)	558	438

Net income(loss)	$(812)	$(20)	$2,752	$1,538

Per share information:
Net income (loss) per share, basic and diluted	$(0.06)	$(0.00)	$0.19	$0.10

Number of shares used in per share calculation:
Basic	14,251	15,005	14,461	14,977

Diluted	14,251	15,005	14,474	15,001

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Nine months ended September 30,
	2008	2007
Cash flows from operating activities:
Net income	$2,752	$1,538
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,659	1,593
Compensation expense related to stock options and employee stock purchase plan	1,171	878
Provision for doubtful accounts, net	122	67
Loss on foreign currency forward exchange contracts	302	204
Changes in operating assets and liabilities:
Accounts receivable	3,645	354
Costs and estimated earnings in excess of billings on uncompleted contracts	(45)	143
Inventories	(5,902)	(1,018)
Prepaid expenses and other assets	90	(94)
Other non-current assets	(3,303)	103
Accounts payable	2,524	996
Accrued expenses	1,215	(290)
Deferred sales	(9)	(84)

Net cash provided by operating activities	4,221	4,390

Cash flows from investing activities:
Purchase of marketable securities	(22,438)	(54,206)
Maturities and sales of marketable securities	21,584	52,668
Capital expenditures	(2,070)	(3,136)

Net cash used in investing activities	(2,924)	(4,674)

Cash flows from financing activities:
Repayments of long-term debt	(98)	(91)
Proceeds from stock options and employee stock purchase plan	207	1,349
Repurchase of common stock	(6,148)	(1,084)
Payment of stock registration fees	—	(8)

Net cash (used in) provided by financing activities	(6,039)	166

Net decrease in cash and cash equivalents	(4,742)	(118)
Cash and cash equivalents at beginning of period	12,284	15,781

Cash and cash equivalents at end of period	$7,542	$15,663

Supplemental disclosure of noncash investing activity:
Changes in accounts payable related to fixed asset additions	$—	$378
Supplemental disclosure of noncash financing activity:
Employee stock purchase plan activity	$15	$12
Common stock received for option exercise	—	244
Retirement of treasury stock	—	244

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

KVH’s mobile communications service sales includes sales earned from product repairs, sales from satellite telephone and Internet usage services, and certain DIRECTV and DISH Network account subsidies and referral fees earned in conjunction with the sale of our products. We provide, for a fee, third-party satellite telephone and Internet airtime to our TracPhone and Internet customers who choose to activate their subscriptions with us. We also earn service sales from Broadband Internet and Voice over Internet Protocol (VOIP) service sold with our mini-VSAT product. Under current DIRECTV and DISH Network programs, we are eligible to receive a one-time subsidy for each receiver activated for service and a new mobile account activation fee from DIRECTV and DISH Network for each customer who activates their DIRECTV or DISH Network service directly through us.

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

The accompanying condensed consolidated financial statements of KVH Industries, Inc. and its wholly owned subsidiary, KVH Europe A/S (collectively, KVH or the Company), have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission regarding interim financial reporting. Given that KVH Europe A/S operates as the Company’s European and international distributor, all of its operating expenses are reflected within sales, marketing and support within the accompanying condensed consolidated statements of operations. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year presentation. The condensed consolidated financial statements have not been audited by our independent registered public accounting firm, but include all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations, and cash flows for the periods presented. These condensed consolidated financial statements do not include all disclosures associated with annual financial statements and accordingly should be read in conjunction with the Company’s consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K filed on March 13, 2008 with the Securities and Exchange Commission. The results for the three and nine months ended September 30, 2008 are not necessarily indicative of operating results for the remainder of the year.

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

The Company recognizes stock-based compensation in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment.” Stock-based compensation expense was $382 and $352 for the three months ended September 30, 2008 and September 30, 2007, respectively and $1,171 and $878 for the nine months ended September 30, 2008 and September 30, 2007, respectively. As of September 30, 2008, there was approximately $1.8 million of total unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted-average period of 2.13 years. As of September 30, 2008, there was approximately $2.0 million of total unrecognized compensation expense related to restricted stock awards, which is expected to be recognized over a weighted-average period of 3.42 years.

The Company granted 61,729 and 279,569 restricted stock awards to employees under the terms of the Amended and Restated 2006 Stock Incentive Plan during the three and nine months ended September 30, 2008, respectively. The restricted stock awards vest ratably over four years from the date of grant subject to the recipient remaining employed through the applicable vesting dates. Compensation expense for restricted stock awards is measured at fair value on the date of grant based on the number of shares granted and the quoted market closing price of the Company’s common stock. Such value is recognized as expense over the vesting period of the award, net of estimated forfeitures.

The Company also granted 125,300 and 133,300 stock options to employees under the terms of the Amended and Restated 2003 Incentive and Nonqualified Stock Option Plan and the Amended and Restated 2006 Stock Incentive Plan during the three and nine months ended September 30, 2008, respectively.

A total of 99,375 of the restricted stock awards granted during the nine months ended September 30, 2008 were performance based awards granted to executives. These restricted stock awards will vest ratably over four years, the first portion of which will vest on February 28, 2009, provided that the total sales of the Company for the year ending December 31, 2008 are at least 20% higher than the sales of the Company for the year ended December 31, 2007. The executive must also be employed by the Company at the time of vesting. The Company determined that it is not probable that the sales of the Company for the year ending December 31, 2008 will reach the performance based restricted stock awards revenue criteria for vesting. Due to this, we recorded a benefit of $62 for the three months ended September 30, 2008 to reverse the prior stock-based compensation expense recorded on the restricted stock awards.

The fair value of stock options granted for the nine months ended September 30, 2008 was estimated as of the date of grant using the Black-Scholes option-pricing model. The weighted average fair value per share for all options granted during the three months ended September 30, 2008 and 2007 was $2.92 and $3.85, respectively. The weighted average fair value per share for all options granted during the nine months ended September 30, 2008 and 2007 was $2.93 and $4.24, respectively. The weighted-average assumptions used to value options as of their grant date were as follows:

	Nine months ended September 30,
	2008	2007
Risk-free interest rate	3.13%	4.39%
Expected volatility	36.1%	49.1%
Expected life (in years)	4.09	4.15
Dividend yield	0%	0%

(5)	Net Income (Loss) per Common Share

Basic net income (loss) per share is calculated based on the weighted average number of common shares outstanding during the period. Diluted net income per share incorporates the dilutive effect of common stock equivalent options, warrants and other convertible securities, if any, as determined with the treasury stock accounting method. Common stock equivalents related to options and restricted stock awards for 1,293,183 and 1,300,784 shares of common stock for the three and nine months ended September 30, 2008, respectively, have been excluded from the fully diluted calculation of net income per share, as inclusion would be anti-dilutive. Common stock equivalents related to options and restricted stock awards for 1,484,548 shares of common stock for the three and nine months ended September 30, 2007 have been excluded from the fully diluted calculation of net income per share, as inclusion would be anti-dilutive.

A reconciliation of the basic and diluted weighted average common shares outstanding is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Weighted average common shares outstanding – basic	14,251,003	15,004,661	14,460,550	14,976,542
Dilutive common shares issuable in connection with stock plans	—	—	13,009	24,474

Weighted average common shares outstanding – diluted	14,251,003	15,004,661	14,473,559	15,001,016

(6)	Inventories

Inventories are stated at the lower of cost or market using the first-in first-out costing method. Inventories as of September 30, 2008 and December 31, 2007 include the costs of material, labor, and factory overhead. Components of inventories consist of the following:

	September 30, 2008	December 31, 2007
Raw materials	$9,751	$5,628
Work in process	2,173	1,299
Finished goods	3,291	2,386

	$15,215	$9,313

(7)	Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) and other comprehensive income. Other comprehensive income includes the effects of unrealized gains or losses on available-for-sale marketable securities that are separately included in accumulated other comprehensive income within stockholders’ equity. The Company’s comprehensive income (loss) for the periods presented is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Net income (loss)	$(812)	$(20)	$2,752	$1,538
Unrealized gain on available-for-sale securities	28	19	31	33

Total comprehensive income (loss)	$(784)	$(1)	$2,783	$1,571

(8)	Product Warranty

The Company’s products carry limited warranties that range from one to two years and vary by product. The warranty period begins on the date of retail purchase by the original purchaser. The Company accrues estimated product warranty costs at the time of sale and any additional amounts are recorded when such costs are probable and can be reasonably estimated. Factors that affect the Company’s warranty liability include the number of units sold, historical and anticipated rates of warranty repairs and the estimated cost per repair. Warranty and related costs are reflected within sales, marketing and support in the accompanying statements of operations. As of September 30, 2008 and December 31, 2007, the Company had accrued product warranty costs of $1,106 and $778, respectively. The following table summarizes product warranty activity for the periods presented:

	Nine months ended September 30,
	2008	2007
Beginning balance	$778	$539
Charges to expense	1,067	729
Costs incurred	(739)	(539)

Ending balance	$1,106	$729

(9)	Segment Reporting

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

The Company operates in two geographic segments, exclusively in the mobile communications, navigation and guidance equipment industry, which it considers to be a single business activity. The Company has two primary industry categories: mobile communication and guidance and stabilization. Mobile communication sales include marine, automotive and land mobile communication equipment, product repairs, satellite-based telephone and Internet usage services, television account subsidies and referral fees earned in conjunction with the sale of our products, and Broadband Internet connectivity and VOIP services sold with our mini-VSAT product. Guidance and stabilization product sales include sales of commercial marine and defense-related navigation, guidance and stabilization equipment based upon digital compass and fiber optic sensor technology. Guidance and stabilization sales also include product repairs and engineering services provided under development contracts.

The following table summarizes information regarding the Company’s operations by geographic segment:

	Sales Originating From
	North America	Europe	Total
Three months ended September 30, 2008
Mobile communication sales to the United States	$8,040	$—	$8,040
Mobile communication sales to Canada	183	—	183
Mobile communication sales to Europe	—	2,924	2,924
Mobile communication sales to other geographic areas	162	960	1,122
Guidance and stabilization sales to the United States	1,111	—	1,111
Guidance and stabilization sales to Canada	794	—	794
Guidance and stabilization sales to Europe	1,327	—	1,327
Guidance and stabilization sales to other geographic areas	239	—	239
Intercompany sales	1,861	—	1,861

Subtotal	13,717	3,884	17,601
Eliminations	(1,861)	—	(1,861)

Sales	$11,856	$3,884	$15,740

Segment net income (loss)	$(1,179)	$367	$(812)
Depreciation	$518	$9	$527
Total assets	$89,086	$4,431	$93,517

Three months ended September 30, 2007
Mobile communication sales to the United States	$9,631	$—	$9,631
Mobile communication sales to Canada	256	—	256
Mobile communication sales to Europe	75	2,070	2,145
Mobile communication sales to other geographic areas	167	840	1,007
Guidance and stabilization sales to the United States	3,808	—	3,808
Guidance and stabilization sales to Canada	165	—	165
Guidance and stabilization sales to Europe	396	—	396
Guidance and stabilization sales to other geographic areas	158	—	158
Intercompany sales	1,845	—	1,845

Subtotal	16,501	2,910	19,411
Eliminations	(1,845)	—	(1,845)

Sales	$14,656	$2,910	$17,566

Segment net income (loss)	$(90)	$70	$(20)
Depreciation	$498	$15	$513
Total assets	$88,747	$3,495	$92,242

	Sales Originating From
	North America	Europe	Total
Nine months ended September 30, 2008
Mobile communication sales to the United States	$30,378	$—	$30,378
Mobile communication sales to Canada	805	—	805
Mobile communication sales to Europe	456	12,292	12,748
Mobile communication sales to other geographic areas	672	3,996	4,668
Guidance and stabilization sales to the United States	7,955	—	7,955
Guidance and stabilization sales to Canada	1,156	—	1,156
Guidance and stabilization sales to Europe	2,628	—	2,628
Guidance and stabilization sales to other geographic areas	850	—	850
Intercompany sales	10,037	—	10,037

Subtotal	54,937	16,288	71,225
Eliminations	(10,037)	—	(10,037)

Sales	$44,900	$16,288	$61,188

Segment net income	$1,650	$1,102	$2,752
Depreciation	$1,630	$29	$1,659
Total assets	$89,086	$4,431	$93,517

Nine months ended September 30, 2007
Mobile communication sales to the United States	$32,583	$—	$32,583
Mobile communication sales to Canada	530	—	530
Mobile communication sales to Europe	504	9,870	10,374
Mobile communication sales to other geographic areas	385	2,720	3,105
Guidance and stabilization sales to the United States	12,290	—	12,290
Guidance and stabilization sales to Canada	477	—	477
Guidance and stabilization sales to Europe	1,162	—	1,162
Guidance and stabilization sales to other geographic areas	690	—	690
Intercompany sales	7,161	—	7,161

Subtotal	55,782	12,590	68,372
Eliminations	(7,161)	—	(7,161)

Sales	$48,621	$12,590	$61,211

Segment net income	$377	$1,161	$1,538
Depreciation	$1,567	$26	$1,593
Total assets	$88,747	$3,495	$92,242

(10)	Legal Matters

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

In March 2008, the Financial Accounting Standards Board (FASB) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS No. 161). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS No. 161 applies to all derivative instruments within the scope of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS No. 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS No. 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. As of September 30, 2008 the adoption of SFAS No. 161 would not have an impact on the Company’s financial position or results of operations.

(12)	Share Buyback Program

On July 26, 2007, the Company’s Board of Directors authorized a program to repurchase up to one million shares of the Company’s common stock. As of September 30, 2008, 33,279 shares of the Company’s common stock remain available for repurchase under the authorized program. The repurchase program is funded using the Company’s existing cash, cash equivalents, marketable securities and future cash flows. Under the repurchase program, the Company, at management’s discretion, may repurchase shares on the open market from time to time, in privately negotiated transactions or block transactions, or through an accelerated repurchase agreement. The timing of such repurchases depends on availability of shares, price, market conditions, alternative uses of capital, and applicable regulatory requirements. The program may be modified, suspended or terminated at any time without prior notice. The repurchase program has no expiration date. There were no other repurchase programs outstanding during the nine months ended September 30, 2008, and no repurchase programs expired during the period.

The Company repurchased 241,284 and 725,721 shares of its common stock in the three and nine months ended September 30, 2008, respectively, at a cost of $2.0 million and $6.1 million.

(13)	Long-Term Aviation Antenna Development and Production Agreement

On February 18, 2008, the Company entered into a $20.1 million long-term antenna development and production agreement (the “Agreement”). Under the terms of the Agreement, the Company will design, develop, and manufacture DIRECTV-compatible satellite television antennas to be used on narrowbody commercial aircraft operating in the United States. In accordance with Emerging Issues Task Force Issue No. 99-5, “Accounting for Pre-Production Costs Related to Long-Term Supply Arrangements,” and the Agreement, the Company has capitalized $2.2 million in related development costs, which the Company has a contractual right to recover, and are reflected in other non-current assets as of September 30, 2008. These costs will be expensed into cost of sales as antennas are sold in proportion to the number of antennas delivered versus the total contractual antenna production requirement. The Company expects to begin production of the antennas in first quarter of 2009.

(14)	Fair Value Measurements

Effective January 1, 2008, the Company adopted the required provisions of SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS No. 157 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. SFAS No. 157 describes three levels of inputs that may be used to measure fair value:

Level 1:	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. The Company’s Level 1 assets are investments in money market mutual funds, government agency bonds and United States treasuries.

Level 2:	Quoted prices for similar assets or liabilities in active markets; or observable prices that are based on observable market data, based on directly or indirectly market-corroborated inputs. The Company’s Level 2 liabilities include foreign currency forward contracts that are traded in an active exchange market.

Level 3:	Unobservable inputs that are supported by little or no market activity, and are developed based on the best information available given the circumstances. The Company has no Level 3 inputs.

The following table presents financial assets at September 30, 2008 that the Company measures fair value on a recurring basis, by level, within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
Assets:
Money market mutual funds	$33,849	$—	$—	$33,849
Government agency bonds	4,038	—	—	4,038
United States treasuries	4,018	—	—	4,018
Foreign currency forward contracts	—	42	—	42

Total assets at fair value	$41,905	$42	$—	$41,947

Certain financial instruments are carried at cost on the condensed consolidated balance sheets, which approximates fair value due to their short-term, highly liquid nature. These instruments include cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses. The fair value of foreign currency forward contracts generally reflects the estimated amounts that the Company would receive or pay, on a pre-tax basis, to terminate the contracts at the reporting date based on broker quotes for the same or similar instruments. Counterparties to these contracts are highly rated financial institutions, none of which experienced any significant downgrades in the three and nine months ended September 30, 2008 that would reduce the amount owed, if any, to the Company.

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

We generate sales primarily from the sale of our mobile satellite systems and services and our guidance and stabilization products and services. The following table provides, for the periods indicated, our sales by industry category:

	Three months ended September 30, (in thousands)		Nine months ended September 30, (in thousands)
	2008	2007	2008	2007
Mobile communications	$12,269	$13,039	$48,599	$46,592
Guidance and stabilization	3,471	4,527	12,589	14,619

Sales	$15,740	$17,566	$61,188	$61,211

Our mobile communications service sales include sales earned from product repairs, sales from satellite telephone and Internet usage services, and certain DIRECTV and DISH Network account referral fees earned in conjunction with the sale of our products. We provide, for a fee, third-party satellite telephone and Internet airtime to our TracPhone and Internet customers who choose to activate their subscriptions with us. We also earn service sales from Broadband Internet and VOIP service sold with our mini-VSAT product. Under current DIRECTV and DISH Network programs, we are eligible to receive a one-time subsidy for each receiver activated and a new mobile account activation fee from DIRECTV and DISH Network for each customer who activates their DIRECTV or DISH Network service directly through us. Our guidance and stabilization service sales include product repairs and engineering services provided under development contracts.

Our guidance and stabilization business is characterized by a small number of customers who place a small number of relatively large dollar value orders. Orders for our guidance and stabilization products typically vary in size and are sometimes in the range of several hundred thousand dollars to over one million dollars. Each order can have a significant impact on our sales, and because our guidance and stabilization products generally have higher gross margins than our mobile communications products, each order can have an impact on our net income that is disproportionately large relative to the sales generated by the order.

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

As described in our Form 10-K for the year ended December 31, 2007, our most critical accounting policies and estimates upon which our consolidated financial statements were prepared were those relating to revenue recognition, allowances for accounts receivable, inventories, income taxes and warranty. We have reviewed our policies and determined that these remain our most critical accounting policies for the quarter ended September 30, 2008. Readers should refer to our 2007 Form 10-K for the detailed descriptions of these policies.

Results of Operations

The following table provides, for the periods indicated, certain financial data expressed as a percentage of sales:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Sales:
Product	78.3%	87.3%	86.2%	90.5%
Service	21.7	12.7	13.8	9.5

Total sales	100.0	100.0	100.0	100.0

Cost and expenses:
Cost of product sales	48.9	54.5	51.9	55.5
Cost of service sales	10.0	5.7	6.4	4.6
Sales, marketing and support	22.7	20.1	19.3	18.5
Research and development	11.5	12.9	9.5	11.4
General and administrative	12.6	11.2	8.6	10.0

Total costs and expenses	105.7	104.4	95.7	100.0

Income (loss) from operations	(5.7)	(4.4)	4.3	0.0
Interest income	1.8	4.0	1.7	3.4
Interest expense	0.2	0.3	0.2	0.2
Other income (expense), net	(0.3)	0.2	(0.4)	(0.0)

Income (loss) before income taxes	(4.4)	(0.5)	5.4	3.2
Income tax expense (benefit)	0.7	(0.4)	0.9	0.7

Net income (loss)	(5.1)%	(0.1)%	4.5%	2.5%

Three Months Ended September 30, 2008 and 2007

Sales

Product sales for the three months ended September 30, 2008 decreased $3.0 million, or 20%, to $12.3 million from $15.3 million for the three months ended September 30, 2007. The primary reason for the decrease was a decrease in sales of our land mobile products of $2.6 million, or 62%, driven by decreased recreational vehicle sales, resulting from increased fuel prices and challenging consumer credit markets. Partially offsetting the decrease was an increase in sales of our marine products of $0.7 million, or 9%, driven primarily by demand for our TracPhone V7 product that we launched in the fourth quarter of 2007 and to a lesser extent, sales of Inmarsat-compatible TracPhone products. Mobile communications product sales originating from our Danish subsidiary increased $0.5 million, or 19%, from the three months ended September 30, 2007 to the three months ended September 30, 2008. Contributing to the sales increase were favorable currency rate fluctuations between the Euro and the U.S. dollar. Mobile communications product sales originating from North America decreased $2.4 million, or 27%, from the three months ended September 30, 2007 to the three months ended September 30, 2008.

Sales of our guidance and stabilization products decreased by $1.1 million, or 28%, from the three months ended September 30, 2007 to the three months ended September 30, 2008. Specifically, sales of our FOG products decreased $1.3 million, or 60%, driven largely by decreased sales in support of the U.S. Navy’s MK54 torpedo program, and to a lesser extent decreased sales in support of defense-related remotely operated weapons station program. Partially offsetting the decrease was a $0.3 million increase in sales related to our TACNAV defense and legacy navigation products.

Service sales for the three months ended September 30, 2008 increased $1.2 million, or 53%, to $3.4 million from $2.2 million for the three months ended September 30, 2007. The primary reason for the increase was an increase in airtime service sales, specifically in relation to our mini-VSAT Broadband service that we launched in the fourth quarter of 2007.

Cost of Sales

For the three months ended September 30, 2008, cost of sales decreased $1.3 million, or 12%, to $9.3 million from $10.6 million for the three months ended September 30, 2007. On a percentage basis, the 20% decrease in our cost of product sales was consistent with the decrease in product sales from the three-month period ended September 30, 2007 to the three-month period ended September 30, 2008. Partially offsetting the decrease in cost of product sales was a 56% or $0.6 million increase in our cost of service sales for the three months ended September 30, 2008. This increase was driven largely by an increase in airtime service sales, specifically in relation to our mini-VSAT Broadband service that we launched in the fourth quarter of 2007.

Gross margin for the three months ended September 30, 2008 increased from the year-ago period by 1% to 41% from 40%. The primary reason for the increase in gross margin was the overall increase in product sales of our marine products and a 53% increase in our relatively higher margin service sales during the three-month period ended September 30, 2008. Partially offsetting the effect of these changes was a 28% decrease in our relatively higher margin guidance and stabilization product sales for the three-month period ended September 30, 2008. Given that we expect continued under-utilization of production capacity due to weak economic conditions, a continuing buildup of FOG production capacity that will be required to fulfill orders for defense-related remotely operated weapon stations and additional costs related to the build out of the network infrastructure to support our mini-VSAT Broadband service, we expect the gross margin percentage will decline from the third quarter levels in the upcoming fourth quarter.

Operating Expenses

Sales, marketing and support expense was approximately $3.5 million for the three months ended September 30, 2008 and September 30, 2007. As a percentage of sales, sales, marketing and support expense increased during the quarter ended September 30, 2008 to 23% from 20% for the quarter ended September 30, 2007. The increase as a percentage of sales is primarily the result of the decrease in overall product sales discussed above. We anticipate that, for the fourth quarter of 2008, sales, marketing and support expenses should be higher than the third quarter levels, primarily due to our continued effort to expand the sales channel and customer support in relation to our initiative for global expansion of our mini-VSAT Broadband satellite communication service.

Research and development expense for the three months ended September 30, 2008 decreased by $0.5 million, or 22%, to $1.8 million from $2.3 million for the three months ended September 30, 2007. As a percentage of sales, research and development expense decreased during the quarter ended September 30, 2008 to 12% from 13% for the quarter ended September 30, 2007. The primary reason for the decrease in 2008 was the capitalization of approximately $1.0 million of aviation antenna development costs (see note 13 to the condensed consolidated financial statements) during the third quarter of 2008, partially offset by increased spending related to our initiative for the global expansion of our mini-VSAT Broadband satellite communication service. Our overall spending in 2008 continues to be focused on sustaining our existing product base and advancing new products. We anticipate that, for the fourth quarter of 2008, research and development expenses will be higher than the third quarter levels, primarily due to a reduction in scale of the resources in support of the development of the aviation antenna as it nears production readiness, and increases for other new product initiatives.

General and administrative expense was flat with the year-ago period at approximately $2.0 million. However, for the three months ended September 30, 2008, general and administrative related employee compensation increased $0.4 million primarily as a result of an increase in accrued performance based incentive compensation. Offsetting the increase was a $0.4 million reduction in legal expense due to our August 2007 favorable judgment in the U.S. District Court for the District of Minnesota in relation to a patent infringement lawsuit. As a percentage of sales, general and administrative expense increased during the quarter ended September 30, 2008 to 13% from 11% for the quarter ended September 30, 2007. The increase as a percentage of sales is primarily the result of the decrease in overall sales discussed above. We anticipate that, for the fourth quarter of 2008, general and administrative expenses will be lower than third quarter levels.

Interest and Other Income

Interest and other income for the three months ended September 30, 2008 decreased by $0.5 million to $0.2 million from $0.7 million for the three months ended September 30, 2007. The primary reason for the decrease is a $0.4 million decrease in interest income in the 2008 period resulting from lower interest rates and a slightly lower average amount of cash, cash equivalents and marketable securities invested during the three months ended September 30, 2008.

Income Taxes

Income tax expense for the three months ended September 30, 2008 increased by $0.2 million to $0.1 million from a tax benefit of $0.1 million for the three months ended September 30, 2007. The primary reason for the increase in 2008 was an increase of $0.4 million in pre-tax income from our Danish subsidiary. Also contributing to the increase was a $0.1 million federal income tax benefit recorded in 2007 to reconcile our federal income tax expense to our 2006 federal income tax return, which was completed and filed in September 2007. We expect that substantially all of our 2008 taxable income generated from our U.S. operations will be offset by federal net operating losses generated by us in prior years. Accordingly, we expect that any tax expense generated by our U.S. operations in 2008 will be made up primarily of federal alternative minimum tax and to a lesser extent certain state tax expense. Taxable income generated by our subsidiary in Denmark will be subject to taxation at the Danish statutory rates as we have no net operating loss carry-forwards or tax credits available to offset current or future taxable income in that jurisdiction. We regularly evaluate our valuation allowance recorded against our net deferred tax assets. Should we generate net income in 2008 and project net income for 2009 and beyond, we may determine, after considering all available evidence, that it is more likely than not that all or some additional portion of our net deferred tax assets would be realized. Should that determination be made, we would reverse all or a portion of our deferred tax assets valuation allowance at such time and recognize a reduction of income tax expense (as of September 30, 2008, the amount of reduction which could impact income tax expense totaled approximately $1.7 million). In addition, as a portion of our deferred tax assets were generated from excess tax deductions from share-based payment awards, pursuant to SFAS No. 123(R), a portion of any such valuation allowance reversal would be recorded to additional paid-in capital when the deduction reduces tax payable (as of September 30, 2008, such amount would total approximately $1.9 million).

Nine Months Ended September 30, 2008 and 2007

Sales

Product sales for the nine months ended September 30, 2008 decreased $2.6 million, or 5%, to $52.8 million from $55.4 million for the nine months ended September 30, 2007. The primary reason for the decrease was a decrease in sales of our land mobile products of $5.2 million, or 37%, driven by decreased recreational vehicle sales, resulting from increased fuel prices and challenging consumer credit markets. Largely offsetting the decrease was an increase in sales of our marine products of $5.1 million, or 18%, driven primarily by demand for our TracPhone V7 product that we launched in the fourth quarter of 2007 and to a lesser extent sales of Inmarsat-compatible TracPhone products. Mobile communications product sales originating from our Danish subsidiary increased $2.8 million, or 24%, from the nine months ended September 30, 2007 to the nine months ended September 30, 2008. Contributing to the sales increase were favorable currency rate fluctuations between the Euro and the U.S. dollar. Mobile communications product sales originating from North America decreased $2.9 million, or 9%, from the nine months ended September 30, 2007 to the nine months ended September 30, 2008.

Sales of our guidance and stabilization products decreased $2.5 million, or 20%, from the nine months ended September 30, 2007 to the nine months ended September 30, 2008. Specifically, sales of our FOG products decreased $2.9 million, or 38%, driven largely by decreased sales in support of defense-related remotely operated weapons station program and to a lesser extent decreased sales in support of the U.S. Navy’s MK54 torpedo program. Partially offsetting the decrease was a $0.3 million increase in sales related to our TACNAV defense and legacy navigation products.

Service sales for the nine months ended September 30, 2008 increased $2.6 million, or 45%, to $8.4 million from $5.8 million for the nine months ended September 30, 2007. The primary reason for the increase was an increase in airtime service sales, specifically in relation to our mini-VSAT Broadband service that we launched in the fourth quarter of 2007. Also contributing to the increase was an increase in commission payments from DIRECTV for television receiver activations, $0.2 million of which were billed and paid during the second quarter that related to certain prior period activations, as well as an increase in service repair sales.

Cost of Sales

For the nine months ended September 30, 2008, cost of sales decreased $1.2 million, or 3%, to $35.6 million from $36.8 million for the nine months ended September 30, 2007. On a percentage basis, the 6% decrease in our cost of product sales was consistent with the decrease in product sales from the nine months ended September 30, 2007 to the nine months ended September 30, 2008. Partially offsetting the decrease in cost of product sales was a 39% or $1.1 million increase in our cost of service sales for the nine months ended September 30, 2008. This increase was driven largely by an increase in airtime service sales, specifically in relation to our mini-VSAT Broadband service that we launched in the fourth quarter of 2007.

Gross margin for the nine months ended September 30, 2008 was 42% compared to 40% for the nine months ended September 30, 2007. The primary reason for the increase in gross margin was the overall increase in marine product sales discussed above, partially offset by an overall decrease in product sales of our relatively higher margin guidance and stabilization products for the nine months end September 30, 2008. Also contributing to the increased gross margin to a lesser extent was a 45% increase in our relatively higher margin service sales for the nine months ended September 30, 2008.

Operating Expenses

Sales, marketing and support expense for the nine months ended September 30, 2008 increased by $0.5 million, or 4%, to $11.8 million from $11.3 million for the nine months ended September 30, 2007. As a percentage of sales, year-to-date sales, marketing and support expense was approximately 19% in 2008 and 2007. The primary reason for the dollar increase in 2008 was a $0.6 million increase in sales, marketing and support expense related to our Danish subsidiary in support of a 30% increase in sales by the subsidiary from the first nine months of 2007 to the first nine months of 2008. Also contributing to the increase in sales, marketing and support expense of our Danish subsidiary was a 13% increase in the average valuation of the Danish Krone versus the U.S. dollar year-over-year.

Research and development expense for the nine months ended September 30, 2008 decreased by $1.2 million, or 17%, to $5.8 million from $7.0 million for the nine months ended September 30, 2007. As a percentage of sales, year-to-date research and development expense decreased to 9% in 2008 from 11% in 2007. The primary reason for the decrease in 2008 was the capitalization of approximately $2.2 million of aviation antenna development costs (see note 13 to the condensed consolidated financial statements) during the nine months ended September 30, 2008, partially offset by increased spending related to our initiative for the global expansion of our mini-VSAT Broadband satellite communication service, and other new product initiatives.

General and administrative expense for the nine months ended September 30, 2008 decreased by $0.8 million, or 13%, to $5.3 million from $6.1 million for the nine months ended September 30, 2007. As a percentage of sales, year-to-date general and administrative expense decreased to 9% in 2008 from 10% in 2007. The primary reason for the decrease in 2008 was a $1.4 million reduction in legal expense due to our August 2007 favorable judgment in the U.S. District Court for the District of Minnesota in relation to a patent infringement lawsuit. Partially offsetting the decrease was an increase in general and administrative related employee compensation of $0.6 million primarily as a result of an increase in accrued performance based incentive compensation.

Interest and Other Income

Interest and other income for the nine months ended September 30, 2008 decreased by $1.2 million to $0.7 million from $1.9 million for the nine months ended September 30, 2007. The primary reason for the decrease is a $1.0 million decrease in interest income resulting from lower interest rates and a lower average amount of cash, cash equivalents and marketable securities invested during the nine months ended September 30, 2008. Also contributing to the decrease was a $0.1 million increase in losses related to foreign currency exchange contracts and a $0.1 million decrease in currency gains driven by a decrease in gains from remeasurement of transactions at our Danish subsidiary, which has the U.S. dollar as its functional currency.

Income Taxes

Income tax expense for the nine months ended September 30, 2008 increased by $0.1 million to $0.5 million from $0.4 million for the nine months ended September 30, 2007. The primary reason for the increase in the 2008 period was a $0.1 million federal income tax benefit recorded in 2007 to reconcile our federal income tax expense to our 2006 federal income tax return that was completed and filed in September 2007. We expect that substantially all of our 2008 taxable income generated from our U.S. operations will be offset by federal net operating losses generated by us in prior years. Accordingly, we expect that any tax expense generated by our U.S. operations in 2008 will be made up primarily of federal alternative minimum tax and to a lesser extent certain state tax expense. Taxable income generated by our subsidiary in Denmark will be subject to taxation at the Danish statutory rates as we have no net operating loss carry-forwards or tax credits available to offset current or future taxable income in that jurisdiction.

Liquidity and Capital Resources

We have historically funded our operations primarily from operating cash flows, net proceeds from public and private equity offerings, bank financings and proceeds received from exercises of stock options. As of September 30, 2008, we had $49.4 million in cash, cash equivalents and marketable securities and $59.9 million in working capital.

Net cash provided by operations was $4.2 million for the nine months ended September 30, 2008 as compared to net cash provided by operations of $4.4 million for the nine months ended September 30, 2007. The decrease is primarily due to a $4.9 million increase in cash outflows related to increased inventory levels coupled with a $3.4 million increase in cash outflows related to other non-current assets, consisting primarily of capitalized development costs related to our aviation antenna program. This increase in cash outflows was partially offset by a $3.3 million increase in cash inflows attributable to changes in accounts receivable, coupled with a $1.2 million increase in net income, a $3.0 million decrease in cash outflows related to accounts payable and accrued expenses and a $0.2 million decrease in cash outflows related to prepaid expenses and other assets.

Net cash used in investing activities was $2.9 million for the nine months ended September 30, 2008 as compared to net cash used in investing activities of $4.7 million for the nine months ended September 30, 2007. The decrease is primarily due to a $1.1 million decrease in our capital expenditures, coupled with a $0.7 million decrease in our net investment in marketable securities.

Net cash used in financing activities was $6.0 million for the nine months ended September 30, 2008 as compared to net cash provided by financing activities of $0.2 million for the nine months ended September 30, 2007. The decrease is primarily due to a $5.1 million increase in additional repurchases of common stock in 2008, coupled with a $1.1 million decrease in proceeds received from the exercise of employee stock options and the employee stock purchase plan.

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

Currently, we have a revolving loan agreement with a bank that provides for a maximum available credit of $15.0 million that expires on December 31, 2008. We pay interest on any outstanding amounts at a rate equal to, at our option, LIBOR plus 1.5%, or the greater of either the Federal Funds Effective Rate plus 0.5% or the bank’s prime interest rate. The line of credit contains two financial covenants, a Leverage Ratio and a Fixed Charge Ratio, that apply in the event that our consolidated cash, cash equivalents and marketable securities balance falls below $25.0 million at any time. We may terminate the loan agreement prior to its full term without penalty, provided we give 30 days advance written notice to the bank. As of September 30, 2008, no borrowings were outstanding under the facility. We intend to renew this revolving loan agreement with the bank and are currently negotiating the terms of the agreement.

On July 26, 2007, our Board of Directors authorized a program to repurchase up to one million shares of our common stock. The share repurchase program is funded using our existing cash, cash equivalents, marketable securities and future cash flows. We repurchased 725,721 shares of our common stock in the nine months ended September 30, 2008 under the program at a cost of approximately $6.1 million.

On June 25, 2008, we entered into a ten-year agreement with ViaSat, Inc. to begin a global expansion of our mini-VSAT Broadband satellite communication service, including an initial purchase of three new regional satellite hubs. On October 3, 2008, we entered into a 5-year agreement with GE International Holdings, Inc. (also known as SAT-GE) to lease satellite capacity in order to provide coverage in the Pacific Ocean. In addition to these agreements, as part of the coverage expansion, we plan to seek to acquire additional satellite capacity from Ku-band satellite operators, expend funds to seek regulatory approvals and permits, develop product enhancements in anticipation of the expansion and hire additional personnel. We anticipate these costs will be funded by cash, cash equivalents and marketable securities on hand, as well as anticipated future cash flows from operations.

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

Contractual Obligations and Other Commercial Commitments

As of September 30, 2008, our contractual commitments consisted of near-term inventory and fixed asset purchase order commitments, a mortgage note payable, facility and equipment leases, and royalty payments. The principal repayment of the mortgage note is based on a 20-year amortization schedule, but the term is 10 years, requiring a balloon payment of $2.0 million on February 1, 2009. There are no loan-to-value covenants in the loan that would require early pay-down of the mortgage if the market value of the property should decline. Our purchase commitments include unconditional purchase orders for inventory, manufacturing materials and fixed assets extending out over various periods throughout 2008 and 2009. We are also obligated under multi-year facility leases that terminate at various times between 2008 and 2014.

The following table summarizes our obligations under these commitments at September 30, 2008:

	Payment Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Inventory and fixed asset purchase commitments	$21,250	$21,250	$—	$—	$—
Facility lease obligations	2,016	364	745	767	140
Mortgage note payable	2,060	2,060	—	—	—
Equipment lease obligations	8,934	1,510	3,444	3,305	675
Royalty payments	303	256	47	—	—

Total	$34,563	$25,440	$4,236	$4,072	$815

As of September 30, 2008, we had a standby letter of credit in the amount of approximately $0.2 million outstanding in support of a customer deposit. We had not entered into any other off-balance sheet commitments, guarantees, or standby repurchase obligations as of September 30, 2008.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk exposure is in the area of foreign currency exchange risk. We are exposed to currency exchange rate fluctuations related to our subsidiary operations in Denmark. Certain transactions in Denmark are made in the Danish Krone or Euro, yet reported in the U.S. dollar, the functional currency. For foreign currency exposures existing at September 30, 2008, a 10% unfavorable movement in the foreign exchange rates for our subsidiary location would not expose us to material losses in earnings or cash flows.

From time to time, we purchase foreign currency forward contracts generally having durations of no more than five months. These forward contracts are intended to offset the impact of exchange rate fluctuations on cash flows of our foreign subsidiary. Foreign currency forward contracts are recorded on the balance sheet at fair value until executed. Changes in the fair value are recognized in earnings. For the quarter ended September 30, 2008 we recorded a gain of $160,000 related to these contracts. Such income is reflected within “other income (expense), net” in our condensed consolidated statement of operations for the three months ended September 30, 2008. As of September 30, 2008, we had one Euro to U.S. dollar foreign currency forward contract outstanding with a positive fair value of approximately $42,000.

The primary objective of our investment activities is to preserve principal and maintain liquidity, while at the same time maximize income. We have not entered into any instruments for trading purposes. Some of the securities that we invest in may have market risk. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities that can include commercial paper, United States treasuries, investment grade asset-backed corporate securities, money market mutual funds and government agency and non-government debt securities. As of September 30, 2008, a hypothetical 100 basis-point increase in interest rates would result in an approximately $26,000 decrease in the fair value of our investments that have maturities of greater than one year. Due to the conservative nature of our investments and the relatively short duration of their maturities, we believe interest rate risk is substantially mitigated. As of September 30, 2008, 90% of the $41.9 million classified as available-for-sale marketable securities will mature or reset within one year. Accordingly, long-term interest rate risk is not considered material. We do not invest in any financial instruments denominated in foreign currencies.

To the extent that we borrow against our variable-rate credit facility, we will be subject to interest rate risk. There were no borrowings outstanding at September 30, 2008.

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

Under the supervision and with the participation of our CEO and CFO, our management has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this interim report. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2008.

Evaluation of Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of our CEO and CFO, our management has evaluated our internal control over financial reporting during the third quarter of 2008. Based on that evaluation, our CEO and CFO did not identify any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Although we generated net income during 2005, 2006, 2007, and in seventeen of the last twenty-three fiscal quarters, we incurred net losses of $6.1 million in 2004 and at times our profitability has fluctuated significantly on both a sequential and comparable quarter-to-quarter basis during 2005, 2006, 2007 and in the first three quarters of 2008. As of September 30, 2008, we had an accumulated deficit of $5.6 million.

Shifts in our product sales mix toward our mobile communications products may continue to reduce our overall gross margins.

Our mobile communications products historically have had lower product gross margins than our guidance and stabilization products. During 2006 and 2007 and the first three quarters of 2008, sales of our guidance and stabilization products either declined or grew at a substantially lower rate than our overall sales growth. A continuing shift in our product sales mix toward mobile communications products would likely cause lower gross margins in the future.

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

In the market for marine satellite TV equipment, we compete with NaviSystem Marine Electronic Systems Srl, King Controls, Cobham SATCOM Marine Systems, Raymarine, and Intellian. In the market for maritime broadband service we compete with SeaMobile, CapRock, Schlumberger, Thrane & Thrane A/S, Ship Equip, Vizada, Stratos, and Cobham SATCOM Marine Systems. In the marine market for satellite communications equipment, we compete with Cobham SATCOM Marine Systems, Furuno Electric Co., Ltd., Globalstar LP, Iridium Satellite LLC, EMS and Japan Radio Company.

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

Our TracPhone V7 system offers customers a range of benefits due to its integrated design, hardware costs that are lower than existing maritime VSAT systems, and spread spectrum technology. We anticipate competition from companies like Cobham SATCOM Marine Systems and SeaMobile, both of which have recently announced similar systems and service. We also compete against companies like Cobham SATCOM Marine Systems that offer established maritime VSAT service using antennas 1 meter in diameter or larger. System integrators are working with iDirect, Hughes and possibly other satellite modem manufacturers to produce systems that might compete with the KVH TracPhone V7. A number of service providers, including SeaMobile and C2SAT, have announced services using these competing products. In addition, other companies could replicate the distinguishing features of our TracPhone V7, which could potentially reduce the appeal of our solution and adversely affect sales. Moreover, consumers may choose other services such as Inmarsat Fleet or FleetBroadband for their global service coverage and potentially lower hardware costs despite higher service costs and slower data rates.

Our ability to compete in the maritime airtime services market may be impaired if we are unable to expand the coverage of our mini-VSAT Broadband service to new regions.

The TracPhone V7 and mini-VSAT Broadband service offer a range of benefits to mariners, especially in commercial markets, due to the smaller size antenna and faster, more affordable airtime. However, to support these customers, we need to expand the coverage areas of the mini-VSAT Broadband service, which is currently offered in parts of North, South, and Central America; the Caribbean; North Atlantic; and Europe. If we are unable to reach agreement with third-party satellite providers to support the mini-VSAT Broadband service and its spread spectrum technology, our ability to support vessels in Asia; the Indian Ocean, including shipping routes to the Persian Gulf; and the Middle East will be at risk and reduce the attractiveness of the product and service to these customers.

Our planned global expansion of our mini-VSAT Broadband satellite communications service will require significant expenditures, and strong performance from our TracPhone V7 and our mini-VSAT Broadband service will be necessary to meet our financial goals.

We plan to continue to make significant investments in our mini-VSAT Broadband satellite communications service, including global expansion of regions in which our service is offered. On June 25, 2008, we entered into a ten-year agreement with ViaSat, Inc. to begin a planned global rollout of our mini-VSAT Broadband satellite communications service, including the purchase of new regional satellite hubs from ViaSat. On October 3, 2008, we entered into a 5-year agreement with GE International Holdings, Inc. (also known as SAT-GE) to lease satellite capacity in order to provide coverage in the Pacific Ocean. In addition to these agreements, as part of the coverage expansion, we plan to seek to acquire additional satellite capacity from Ku-band satellite operators, expend funds to seek regulatory approvals and permits, develop product enhancements in anticipation of the expansion and hire additional personnel. It is difficult to predict the future growth rate for our TracPhone V7 and our mini-VSAT Broadband service or the rate at which our installed base of products, and therefore airtime sales, may increase as a result of this planned service expansion. The substantial funds we expect to spend on global expansion of our satellite communications service may impact our near-term performance with no assurance that the expenditures will generate future sales or profits that meet our financial goals.

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

These factors can cause substantial fluctuations in sales of fiber optic gyros and TACNAV products from period to period. For example, sales of our TACNAV products declined from 2005 to 2006 and again from 2006 to 2007, but increased slightly during the first three quarters of 2008. Moreover, government customers and their contractors can generally cancel orders for our products for convenience or decline to exercise previously disclosed contract options. Even under firm orders with government customers, funding must usually be appropriated in the budget process in order for the government to complete the contract. The cancellation of or failure to fund orders for our products could substantially reduce our sales and results of operations.

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

Sales of our fiber optic gyro systems and TACNAV products generally consist of a few large orders, and the delay or cancellation of a single order could substantially reduce our sales.

KVH products sold to customers in the defense industry are purchased through orders that can generally range in size from several hundred thousand dollars to more than one million dollars. As a result, the delay or cancellation of a single order could materially reduce our sales and results of operations. We continue to experience unanticipated delays in defense orders, which make our sales and operating results less predictable. For example, in the third quarter of 2008 an anticipated follow-on order for our TG-6000 inertial measurement units was held up due to ongoing negotiations between the U.S. Navy and the prime contractor for the MK54 torpedo. Because our guidance and stabilization products typically have relatively higher product gross margins than our mobile communications products, the loss of an order for guidance and stabilization products could have a disproportionately adverse effect on our results of operations.

Only a few customers account for a substantial portion of our guidance and stabilization sales, and the loss of any of these customers could substantially reduce our sales.

We derive a significant portion of our guidance and stabilization sales from a small number of customers, including the U.S. Government. The loss of business from any of these customers could substantially reduce our sales and results of operations and could seriously harm our business. Since we are often awarded a contract as a subcontractor to a major defense supplier that is engaged in a competitive bidding process as prime contractor for a major weapons procurement program, our sales depend significantly on the success of the prime contractors with which we align ourselves.

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

Factors such as historically high fuel prices, interest rates and environmental protection laws could adversely affect sales or use of larger vehicles and vessels for which our mobile satellite communications products are designed. For example, we understand that sales of Class A recreational vehicles were down 69% through the end of August 2008 as a result of record high fuel prices, declining consumer confidence, and challenging consumer credit markets. This decline adversely affected sales of our land mobile communications products, which declined 62% from the third quarter of 2007 to the third quarter of 2008. In addition, many customers finance their purchases of these vehicles and vessels, and higher interest rates would likely reduce demand for both these vehicles and vessels and our mobile communications products. Moreover, in the current credit markets financing for these purchases may be unavailable or more difficult to obtain. The increased cost of operating these vehicles and vessels is adversely affecting and may continue to adversely affect demand for our mobile satellite communications products.

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

We currently manufacture our mobile communications products at our headquarters in Middletown, Rhode Island, and all of our guidance and stabilization products at our facility in Tinley Park, Illinois. Some of our production processes are complex, and we may be unable to respond rapidly to the loss of the use of either production facility. For example, our production facilities use some specialized equipment that may take time to replace if they are damaged or become unusable for any reason. In that event, shipments would be delayed, which could result in customer or dealer dissatisfaction, loss of sales and damage to our reputation. Finally, we have only a limited capability to increase our manufacturing capacity in the short term. If short-term demand for our products exceeds our manufacturing capacity, our inability to fulfill orders in a timely manner could also lead to customer or dealer dissatisfaction, loss of sales and damage to our reputation.

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

Our sales and operating results could decline due to general economic trends or declines in consumer spending.

In consumer markets, our operating performance depends significantly on general economic conditions. Sales of our mobile communications products and services are largely generated by discretionary consumer spending, and demand for these products and services could demonstrate slower growth than we anticipate or decline as a result of regional and global economic conditions, including the perception that the economy is or may be in a recession. Consumer spending tends to decline during recessionary periods and may decline at other times. During the first three quarters of 2008, sales of our mobile satellite communications products grew outside the United States, but declined domestically. Consumers may choose not to purchase our mobile communications products due to a perception that they are luxury items. As global and regional economic conditions change, including the general level of interest rates, fluctuating oil prices and demand for durable consumer products, demand for our products could be adversely affected.

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

To meet our growth objectives, we must attract and retain highly skilled technical, operational, managerial and sales and marketing personnel. If we fail to attract and retain the necessary personnel, we may be unable to achieve our business objectives and may lose our competitive position, which could lead to a significant decline in sales. We face significant competition for these skilled professionals from other companies, research and academic institutions, government entities and other organizations.

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

Historically, sales to customers outside the United States and Canada have accounted for a significant portion of our sales. We have only one foreign sales office, which is located in Denmark, and we otherwise support our international sales from our operations in the United States. Our limited operations in foreign countries may impair our ability to compete successfully in international markets and to meet the service and support needs of our customers in countries where we have no infrastructure. We are subject to a number of risks associated with our international business activities, which may increase our costs and require significant management attention. These risks include:

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

We must comply with the United States Export Administration Regulations and the International Traffic in Arms Regulations, or ITAR. Our products that have military or strategic applications are on the munitions list of the ITAR and require an individual validated license in order to be exported to certain jurisdictions. Any changes in export regulations may further restrict the export of our products, and we may cease to be able to procure export licenses for our products under existing regulations. The length of time required by the licensing process can vary, potentially delaying the shipment of products and the recognition of the corresponding revenue. Any restriction on the export of a significant product line or a significant amount of our products could cause a significant reduction in sales.

Our business may suffer if we cannot protect our proprietary technology.

Our ability to compete depends significantly upon our patents, our source code and our other proprietary technology. The steps we have taken to protect our technology may be inadequate to prevent others from using what we regard as our technology to compete with us. Our patents could be challenged, invalidated or circumvented, and the rights we have under our patents could provide no competitive advantages. Existing trade secrets, copyright and trademark laws offer only limited protection. In addition, the laws of some foreign countries do not protect our proprietary technology to the same extent as the laws of the United States, which could increase the likelihood of misappropriation. Furthermore, other companies could independently develop similar or superior technology without violating our intellectual property rights. Any misappropriation of our technology or the development of competing technology could seriously harm our competitive position, which could lead to a substantial reduction in sales.

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

Fluctuations in our quarterly sales and results of operations could depress the market price of our common stock.

We have at times experienced significant fluctuations in our sales and results of operations from one quarter to the next. Our future sales and results of operations could vary significantly from quarter to quarter and year to year due to a number of factors, many of which are outside our control. Accordingly, you should not rely on quarter-to-quarter comparisons of our results of operations as an indication of future performance. It is possible that our sales or results of operations in a quarter will fall below the expectations of securities analysts or investors. If this occurs, the market price of our common stock could fall significantly. Our results of operations in any quarter can fluctuate for many reasons, including:

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

A large portion of our expenses, including expenses for facilities, equipment, and personnel, are relatively fixed. Accordingly, if our sales decline or do not grow as much as we anticipate, we might be unable to maintain or improve our operating margins. Any failure to achieve anticipated sales could therefore significantly harm our operating results for a particular fiscal period.

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

The strategy represents an action that we ordinarily would not take, but would take, if necessary, to realize an estimated $3.3 million in U.S. deferred tax assets based on approximately $8.5 million in estimated taxable gain from the sale of the building as of September 30, 2008.

The market price of our common stock may be volatile.

Our stock price has historically been volatile. From January 1, 2004 to September 30, 2008, the trading price of our common stock ranged from $27.75 to $6.61. Many factors may cause the market price of our common stock to fluctuate, including:

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

On July 26, 2007, the Company’s Board of Directors authorized a program to repurchase up to one million shares of the Company’s common stock. The repurchase program is funded using the Company’s existing cash, cash equivalents, marketable securities and future cash flows. Under the repurchase program, the Company, at management’s discretion, may repurchase shares on the open market from time to time, in privately negotiated transactions or block transactions, or through an accelerated repurchase agreement. The timing of such repurchases depends on availability of shares, price, market conditions, alternative uses of capital, and applicable regulatory requirements. The program may be modified, suspended or terminated at any time without prior notice. The repurchase program has no expiration date. There were no other repurchase programs outstanding during the three months ended September 30, 2008, and no repurchase programs expired during the period.

The Company repurchased 241,284 shares of its common stock in the three-month period ended September 30, 2008 under the program at a cost of approximately $2.0 million. The following table summarizes the repurchases by the Company of its common stock during the three months ended September 30, 2008:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
July 1, 2008 – July 31, 2008	81,314	$7.84	81,314	193,249
August 1, 2008 – August 31, 2008	76,560	8.78	76,560	116,689
September 1, 2008 – September 30, 2008	83,410	8.88	83,410	33,279

Total	241,284	$8.50	241,284

ITEM 6.	EXHIBITS

Exhibits:

31.1	Rule 13a-14(a)/15d-14(a) certification of principal executive officer

31.2	Rule 13a-14(a)/15d-14(a) certification of principal financial officer

32.1	Section 1350 certification of principal executive officer

32.2	Section 1350 certification of principal financial officer

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 5, 2008

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