Form 10-K
period 2008-12-31
KVH INDUSTRIES INC \DE\
filed 2009-03-13
CIK 1007587

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2008, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $116,200,651 based on the closing sale price of $8.33 per share as reported on the NASDAQ Global Market.

As of March 11, 2009, the registrant had 13,981,363 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relating to its 2009 Annual Meeting of Stockholders are incorporated herein by reference in Part III.

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

Introduction

We are a leading manufacturer of solutions that provide global high-speed internet, television, and voice services via satellite to mobile users at sea, on land, and in the air. We are also a premier manufacturer of high-performance navigational sensors and integrated inertial systems for defense and commercial guidance and stabilization applications. Our research and development, manufacturing and quality control capabilities have enabled us to meet the demanding standards of our military, consumer and commercial customers for performance and reliability. This combination of factors has allowed us to create products offering important differentiating advantages to our customers. We are based in Middletown, Rhode Island, with facilities in Tinley Park, Illinois, and Kokkedal, Denmark.

We sell our mobile communications products and airtime services, including the TracVision and TracPhone systems and mini-VSAT Broadband airtime, through an extensive international network of distributors and retailers worldwide. We are currently in the process of deploying our mini-VSAT Broadband service on a global basis to support maritime, aeronautical, and land-based mobile applications. In February 2008, we entered the aviation market with a development and production contract for a satellite TV antenna that will be sold on an Original Equipment Manufacturer (OEM) basis to LiveTV, a leading provider of entertainment systems on commercial aircraft. We anticipate the first products developed under this contract will be delivered in early 2009 for use on domestic narrow body commercial airliners. In addition, we are continuing to investigate opportunities to apply our mobile communications expertise to military applications that require affordable, high-bandwidth mobile connections.

Our guidance and stabilization products include precision fiber optic gyro (FOG)-based systems that help stabilize platforms, such as gun turrets, remote weapon stations, and radar units, and provide guidance for munitions, as well as tactical navigation systems for a broad range of military vehicles. We sell our guidance and stabilization products directly to United States (U.S.) and allied governments and government contractors, as well as through an international network of authorized independent sales representatives. Our fiber optic products are also used in such commercial applications as train track geometry measurement systems, industrial robotics, optical stabilization, autonomous vehicles, and undersea remotely operated submersibles.

Our Products and Services

Mobile Satellite Communications

We believe that there is an increasing demand for mobile access to television and the Internet on the move. Our objective is to connect mobile users on sea, land, and air to the satellite TV, communications, and Internet services they wish to use. We have developed a comprehensive family of products and services marketed under the TracVision and TracPhone brand names as well as the mini-VSAT Broadband airtime network to address the unique needs of our communications markets.

Our products use sophisticated robotics, stabilization and control software, sensing technologies, transceiver integration, and advanced antenna designs to automatically search for, identify and point directly at the satellite, whether a vehicle or vessel is in motion or stationary. Our antennas use gyros and inclinometers to measure the pitch, roll and yaw of an antenna platform in relation to the earth. Microprocessors and our proprietary stabilization and control software use that data to compute the antenna movement necessary for the antenna’s motors to point the antenna properly and maintain contact with the satellite. If an obstruction temporarily blocks the satellite signal, our products continue to track the satellite’s location according to the movement of the antenna in order to carry out automatic, rapid reacquisition of the signal when a direct line of sight to the satellite is restored.

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

We offer a broad array of products to address the needs of a variety of customers seeking mobile communications in maritime, land mobile and aeronautical applications.

Marine. In the marine market, we offer a range of mobile satellite TV and communications products. Our marine TracVision M-series satellite TV antennas are designed with the full spectrum of vessel sizes in mind, ranging from recreational vessels as small as 20 to 25 feet to large commercial vessels. In October 2008, we introduced the TracVision M1, which at 12.5 inches in diameter and 7.5 pounds, we believe is the smallest and lightest domed satellite TV antenna available for maritime use. It includes a 12V mobile DIRECTV receiver/controller for support of DIRECTV’s Ku-band programming. It is the latest addition to an award-winning family of marine TracVision products that vary in size from a lower-profile elliptical parabolic system similar to those offered for use on recreation vehicles (RV) to the 14.5 inch TracVision M3, 18 inch TracVision M5, 24 inch TracVision M7, and 32 inch diameter TracVision M9, each of which employs a high-efficiency circular antenna. These products are compatible with Ku-band HDTV programming as well as high-powered regional satellite TV services around the globe, based on available signal strength and antenna size requirements.

Our Inmarsat-compatible TracPhone products provide in-motion access to global satellite communications. These products are compatible with services offered by Inmarsat, a satellite service provider that supports links for phone, fax and data communications as fast as 432 Kbps, or kilobits per second. The TracPhone F77 uses the Inmarsat Fleet service while the TracPhone FB250 and FB500 antennas use the Inmarsat Fleet Broadband service to offer voice as well as high-speed Internet service, while our TracPhone 252 antenna offers lower-cost voice and low-speed data services via the Inmarsat mini-M service. The TracPhone F77, FB250 and FB500 are manufactured by Thrane & Thrane A/S of Denmark and distributed exclusively by us in North America under the KVH TracPhone brand and distributed in other markets on a non-exclusive basis.

Broadband Internet. In addition to the global voice and data access offered by our Inmarsat-compatible TracPhone systems, we developed and manufacture the TracPhone V7 stabilized satellite communications antenna along with the supporting airtime service, mini-VSAT Broadband, which have applications on marine vessels, land vehicles, and airplanes. The system and service utilize spread spectrum technology and ArcLight modem technology, both of which were developed by ViaSat. This spread spectrum approach reduces the broadcast power requirements and the pointing accuracy necessary to track the high-bandwidth Ku-band satellites that carry the service. The resulting efficiencies allow the TracPhone V7 antenna to be 85% smaller by volume and 75% lighter than existing 1 meter VSAT antennas. The high bandwidth offered by the Ku-band satellites also permits faster data rates than those supported by Inmarsat’s L-band satellites. TracPhone V7 subscribers may select service packages with Internet data connections offering ship-to-shore data rates as fast as 512 Kbps and shore-to-ship data rates as fast as 2 Mbps, or megabits, per second. In addition, subscriptions also include two Voice over Internet Protocol (VoIP) telephone lines optimized for use over satellite connections.

To expedite the rollout of the mini-VSAT Broadband service and the acceptance of the TracPhone V7 in the maritime market, we announced an OEM distribution agreement with Thrane & Thrane A/S of Denmark in February 2009. Under the terms of this agreement, our TracPhone V7 system and broadband service will become Thrane & Thrane’s solution for maritime VSAT communications for the leisure and commercial markets. Thrane & Thrane will private label the TracPhone V7 under its SAILOR brand and resell our mini-VSAT broadband service under the KVH brand. We are also actively engaged in sales efforts for the TracPhone V7 and mini-VSAT Broadband service to government agencies for maritime, military, and emergency responder use.

Service is currently offered in the north Pacific Ocean, the Americas, Caribbean, North Atlantic, Europe, and the Persian Gulf. This represents a unified Ku-band broadband service across roughly two-thirds of the world’s major shipping and aeronautical routes, enabling us to offer commercial, leisure and government customers an integrated hardware and service solution for mobile communications and seamless roaming. It is our long-term plan to invest in and deploy the mini-VSAT Broadband network on a global basis in cooperation with ViaSat under the terms of a 10-year agreement announced in July 2008. As part of the coverage expansion, we have agreed to acquire satellite capacity from Ku-band satellite operators as well as purchase a minimum of three new regional satellite hubs from ViaSat. These hubs will use ViaSat’s ArcLight spread spectrum mobile broadband technology and be operated by ViaSat. As the rollout continues, either we or ViaSat will work to establish additional regional hubs and satellite capacity. Over the course of the 10-year agreement, we and ViaSat also expect to implement future enhancements to the mini-VSAT Broadband spread spectrum maritime services and related products. Under the terms of our revenue sharing arrangement with ViaSat, this expansion positions us to earn revenue not only from the maritime and land-based use of the mini-VSAT Broadband service but also from future aeronautical applications that roam throughout our network.

The TracPhone V7 represents a different business model for KVH. Unlike our Inmarsat-compatible products, where we purchase airtime from a distributor and resell it to our customers, we are the source of the mini-VSAT Broadband service. As a result, we generate revenue from hardware sales as well as recurring monthly revenue derived from subscription packages. We offer both fixed-rate subscription packages ranging from $995 to $6,000 per month and per-megabyte service plans that we believe can be significantly more affordable than competing legacy VSAT and Inmarsat offerings in many instances.

Land. We design, manufacture, and sell a range of TracVision satellite TV antenna systems for use on a broad array of vehicles, including recreational vehicles, trucks, conversion vans, and automobiles.

In the RV/truck market, we offer a line-up of our TracVision satellite TV products, including products intended for both stationary and in-motion use. Our RV product line, known as the TracVision SlimLine series, offers automatic satellite switching and integrated compatibility with the international DVB (Digital Video Broadcast) standard. The 12.5-inch high in-motion TracVision R5SL and stationary automatic TracVision R4SL, which began shipping in March 2007, use an elliptical parabolic antenna to reduce the antenna’s profile to address height restrictions on the road. The in-motion 12.5-inch high TracVision R6, which began shipping in April 2006, is the flagship product of our RV-specific offerings. This system incorporates a number of innovations, including a high-efficiency antenna, integrated global positioning system (GPS) for faster satellite acquisition, and our patented DewShield electronic dew elimination technology.

The TracVision A7 uses hybrid phased-array antenna technology to provide in-motion reception of satellite TV programming in the continental United States using the DIRECTV service. Our TracVision A7 product includes a mobile satellite television antenna and an integrated 12V mobile DIRECTV receiver/controller designed specifically for the mobile environment by KVH and DIRECTV. The TracVision A7 stands approximately five inches high and mounts either to a vehicle’s roof rack or directly to the vehicle’s roof, making it practical for use aboard minivans, SUVs and other passenger vehicles. The TracVision A7 is also popular for tall motor coaches and buses. Automotive customers subscribe to DIRECTV’s TOTAL CHOICE MOBILE satellite TV programming package, which is specifically promoted for automotive applications. Local channels and network programming are also available as an option for TracVision A7 users as a result of the system’s integrated GPS and mobile receiver. At this time, we are the only company authorized by DIRECTV to sell, promote, and activate mobile users for the TOTAL CHOICE MOBILE programming package.

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

Aeronautical Applications. In February 2008, we announced that we had been awarded a $20.1 million contract by LiveTV, a leading in-flight entertainment supplier. Under the terms of the multi-year contract, we will design, develop, and manufacture new DIRECTV-compatible satellite TV antennas to be used on narrowbody commercial aircraft, such as Boeing’s 737 and the Airbus A320, operating in the United States.

This next generation of in-flight satellite antennas is based on our flat panel array technology. We expect to begin shipments of these antennas in the second quarter of 2009. They are intended to help fill the growing demand from airlines and passengers for live television in the air. While JetBlue is the first and best known of the airlines to add DIRECTV service, Continental Airlines has announced that it has signed a contract with LiveTV to start fielding satellite television in 2009.

Guidance and Stabilization Products

We offer a portfolio of digital compass and fiber optic gyro-based systems that address the rigorous requirements of military and commercial customers. Our systems provide an unjammable source of reliable, easy-to-use and continuously available navigation and pointing data. Our guidance and stabilization products include our inertial measurement unit for precision guidance of torpedoes and unmanned aerial vehicles, fiber optic gyros for tactical navigation and stabilization, and digital compasses for tactical navigation.

Guidance and Stabilization. Our fiber optic gyro products use an all-fiber design that has no moving parts, resulting in an affordable combination of precision, accuracy and durability. Our fiber optic gyro products support a broad range of military, commercial, and industrial applications, including stabilization of remote weapons stations, antennas, radar, optical devices or turrets; image stabilization and synchronization for shoulder-or tripod-mounted weapon simulators; precision tactical navigation systems for military vehicles; and guidance for weapons and unmanned autonomous vehicles.

Our TG-6000 Inertial Measurement Unit is a guidance system that provides precise measurement of motion and acceleration in three dimensions. It uses a three-axis configuration of our high-performance DSP-based (digital signal processing) fiber optic gyros integrated with three accelerometers. We believe that this configuration provides outstanding performance, high reliability, low maintenance and easy system integration. The TG-6000 IMU is in full production as a component in the U.S. Navy’s MK54 lightweight torpedo and is suitable for use in other applications that involve flight control, orientation, instrumentation and navigation, such as unmanned aerial vehicles.

In May 2008, we introduced the CNS-5000 continuous navigation system, a self-contained navigation system that combines our fiber optic gyro-based inertial measurement technology from KVH with GPS technology from NovAtel. This navigation solution provides precise position and orientation of a host platform on a continuous basis, even during periods where GPS signals are blocked by natural or man-made obstructions or conditions. The CNS-5000 is designed for demanding commercial applications, such as dynamic surveying, precision agriculture, container terminal management, and autonomous vehicle navigation, where the ability to determine the precise position and orientation of a piece of equipment or a mobile platform is critical. The CNS-5000 is also designed to meet commercial-off-the-shelf (COTS) requirements. This design reduces the operational complexities for customers whose products cross international boundaries.

Our open-loop DSP-3000 series and DSP-4000 fiber optic gyros provide precision measurement of the rate and angle of a platform’s turning motion for significantly less cost than competing closed-loop gyros. These

DSP-based products deliver performance superior to analog signal processing devices, which experience greater temperature-sensitive drift and rotation errors. Applications for these products include inertial measurement units, integrated navigation systems, attitude/heading/reference systems, and stabilization of antenna, radar and optical equipment.

The DSP-3000 series is slightly larger than a deck of cards and offers a variety of interface options to support a range of applications. High-performance 2-axis and 3-axis configurations can be realized by integrating multiple DSP-3000 units. Currently, the DSP-3000 is used in an array of pointing and stabilization applications, including the U.S. Army’s Common Remotely Operated Weapon Station (CROWS) to provide the image and gun stabilization necessary to ensure that the weapon remains aimed at its target. More than 20 companies are apparently developing stabilized remote weapons stations that we believe will require similar fiber optic gyro stabilization capabilities. The larger, militarized DSP-4000 uses the core DSP-3000 technology in 2-axis configurations and is designed for use in high-shock and highly dynamic environments, such as gun turret stabilization. Our fiber optic products are also used in numerous commercial applications, such as train location control and track geometry measurement systems, industrial robotics, optical stabilization, autonomous vehicles, and undersea remotely operated submersibles.

Tactical Navigation. Our TACNAV tactical navigation product line employ digital compass sensors and KVH fiber optic gyros to offer vehicle-based navigation and pointing systems with a range of capabilities, including GPS backup and enhancement, vehicle position, hull azimuth and navigation displays. Because our digital compass products measure the earth’s magnetic field rather than detect satellite signals from the GPS, they are not susceptible to GPS jamming devices.

TACNAV systems vary in size and complexity to suit a wide range of vehicles. The TACNAV M100 GMENS, which is sold outside the United States under the name TACNAV Light, is a low-cost, digital compass-based battlefield navigation system specifically designed for non-turreted vehicles, such as high mobility multi-wheeled vehicles (HMMWVs) and trucks. Turreted vehicles, including reconnaissance vehicles, armored personnel carriers and light armored vehicles, are supported by the TACNAV TLS, a digital compass-based tactical navigation and targeting system that offers a fiber optic gyro upgrade for enhanced accuracy. We also manufacture the TACNAV II Fiber Gyro Navigation system, which offers a compact design, continuous output of heading and pointing data, and a flexible architecture that allows it to function as either a stand-alone navigation module or as the central component of an expanded, multifunctional navigation system.

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

Sales, Marketing and Support

Our sales, marketing and support efforts target markets that are substantial and require dedicated dealers and distributors to reach end customers. These channels vary from time to time, but currently include targeted efforts to reach the RV and high-end automotive markets, the leisure and commercial maritime markets, and the industrial and government markets. We believe our brands are well known and well respected by consumers within their respective niches. These brands include:

TracVision—satellite television systems for vessels and vehicles

TracPhone—two-way satellite communications systems

mini-VSAT Broadband—broadband mobile satellite communications network

Azimuth—digital compass for powerboats

Sailcomp—digital compass for sailboats

DataScope—handheld digital compass/rangefinder

TACNAV—tactical navigation systems for military vehicles

Our fiber optic gyros and digital compass sensors use an alphanumeric model numbering sequence such as C-100, DSP-3000, DSP-4000, CNS-5000, and TG-6000 IMU.

We sell our mobile satellite communications products through an international network of independent retailers, chain stores and distributors, as well as to manufacturers of vessels and vehicles. We currently market and sell the TracVision A7 in the continental United States through retailers specializing in automotive electronics.

Our European sales subsidiary located in Denmark, KVH Europe A/S (KVH Europe), coordinates our sales, marketing and support efforts for our mobile satellite communications products in Europe, the Middle East, Africa, and Asia.

We sell our guidance and stabilization products directly to U.S. and allied governments and government contractors, as well as through an international network of authorized independent sales representatives. This same network also sells our fiber optic products to commercial/industrial entities.

Backlog

Our backlog was approximately $12.3 million on December 31, 2008, $9.1 million on December 31, 2007, and $5.6 million on December 31, 2006.

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

Intellectual Property

Our ability to compete effectively depends to a significant extent on our ability to protect our proprietary information. We rely primarily on patents and trade secret laws, confidentiality procedures and licensing arrangements to protect our intellectual property rights. We own more than 70 U.S. and foreign patents and have additional patent applications that are currently pending. In January 2006, we entered into a licensing agreement with Litton Systems, Inc., a wholly owned subsidiary of Northrop Grumman Systems Corporation, with respect to certain of its fiber optic gyroscope-related patents. We also register our trademarks in the United States and other key markets where we do business. Our patents and trademarks will expire at various dates between June 2009 and July 2028. We enter into confidentiality agreements with our consultants, key employees and sales representatives, and maintain controls over access to and distribution of our technology, software and other proprietary information. The steps we have taken to protect our technology may be inadequate to prevent others from using what we regard as our technology to compete with us.

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

In the marine market for satellite TV equipment, we compete primarily with NaviSystem Marine Electronics Systems Srl, King Controls, Cobham Sea Tel, Inc., Intellian, and Raymarine. In the marine market for telephone, fax, data and Internet communications equipment and services, we compete with Thrane & Thrane A/S, Furuno Electric Co., Ltd., Globalstar LP, Iridium Satellite LLC, and Japan Radio Company. We also face competition from providers of marine satellite data services and maritime VSAT solutions, including SeaMobile, CapRock, Schlumberger, Ship Equip, Vizada, Stratos, and Cobham Sea Tel.

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

In the guidance and stabilization markets, we compete primarily with Honeywell International Inc., Kearfott Guidance & Navigation Corporation, Leica Microsystems AG, Northrop Grumman Corporation, Smiths Group plc, Tamam, and Fizoptica. We believe the principal competitive factors in these markets are performance, size, reliability, durability and price.

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

Employees

On December 31, 2008, we employed 346 full-time employees. We also employ temporary or contract personnel, when necessary, to provide short-term and/or specialized support for production and other functional projects.

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

Our revenues and results of operations may be adversely impacted by worldwide economic turmoil and credit tightening.

Worldwide economic conditions have recently experienced a significant downturn, including slower economic activity, tightened credit markets, inflation and deflation concerns, decreased consumer confidence, reduced corporate profits, reduced or canceled capital spending, adverse business conditions and liquidity concerns. These conditions make it difficult for businesses, governments and consumers to accurately forecast and plan future activities. Governments are experiencing significant declines in tax receipts, which may cause them to curtail spending significantly or reallocate funds away from defense programs. There can be no assurances that government responses to the disruptions in the economy will remedy these problems. As a result of these and other factors, customers could slow or suspend spending on our products and services. We may also be forced to increase our allowance for doubtful accounts, which would have a negative impact on our cash position, liquidity and financial condition. We cannot predict the timing, duration or ultimate impact of this downturn. We expect our business to be adversely impacted by this downturn.

We have a history of variable operating results and may not be profitable in the future.

Although we generated net income during 2006, 2007, and 2008 and in eighteen of the last twenty-four fiscal quarters, at times our profitability has fluctuated significantly on both a sequential and comparable quarter-to-quarter basis during 2007 and 2008. As of December 31, 2008, we had an accumulated deficit of $5.3 million.

Our inventory levels increased 66% from the end of 2007 to the end of 2008 and could require an inventory write-down if our inventory reduction and rebalancing efforts are ineffective.

Our inventory level at December 31, 2008 increased 66% compared to the prior year. The increase was largely the result of two factors. First, commencing during the second quarter of 2008 we began to build up inventory levels of fiber optic gyro materials in anticipation of large orders for remote weapon stations and MK54 torpedo programs. Second, the dramatic weakening of the RV market commencing in the first half of the year, particularly during the second quarter, and the crisis of consumer confidence in the general economy during the second half of the year, caused precipitous declines in demand for our RV products and substantial reductions in demand for our marine consumer products. While shipments of fiber optic gyros for remote weapon stations are now underway, we anticipate that it will take several quarters to reduce other product inventories to more normal levels if the current weak level of demand continues. We currently anticipate to receive a large order for the MK54 torpedo program in June 2009, but there can be no assurance that the order will not be delayed or cancelled. As of December 31, 2008 we had approximately $0.7 million of inventory, primarily made up of raw materials for military products whose utilization will be dependent upon the receipt of additional sales orders in the future. If we do not receive such sales orders, and we are unable to redeploy the components of such inventory for other product sales, we may be required to record additional write-downs to inventory which would negatively impact both gross margins and net income in the period when such write-downs are recorded. If our inventory reduction and rebalancing efforts are unsuccessful or take a very extended period of time, we may have to consider sizeable inventory reserves or write-downs to address potential excess and obsolete inventory, or our gross margins may fall below historical levels, which would adversely affect our financial results.

Our net sales and operating results could decline due to the current recession or associated declines in consumer spending.

Our operating performance depends significantly on general economic conditions, which have worsened dramatically in recent periods. Net sales of our mobile communications products are largely generated by discretionary consumer spending, and demand for these products is likely to demonstrate slower growth than we anticipate or decline as a result of worsening regional and global economic conditions. Consumer spending tends to decline during recessionary periods and may decline at other times. For example, sales of our mobile satellite communications products declined approximately 17% from 2007 to 2008 in North America. Consumers may choose not to purchase our mobile communications products due to a perception that they are luxury items. As global and regional economic conditions change, including the general level of interest rates, fluctuating oil prices and demand for durable consumer products, demand for our products could be materially and adversely affected.

Adverse economic conditions could result in financial difficulties or bankruptcy for any of our suppliers, which could adversely affect our business and results of operations.

The significant downturn in worldwide economic conditions and credit tightening could present challenges to our suppliers, which could result in disruptions to our business, increase our costs, delay shipment of our products and impair our ability to generate and recognize revenue. To address their own business challenges, our suppliers may increase prices, reduce the availability of credit, require deposits or advance payments or take other actions that may impose a burden on us. They may also reduce production capacity, slow or delay delivery of products, face challenges meeting our specifications or otherwise fail to meet our requirements. In some cases, our suppliers may face bankruptcy. We may be required to identify, qualify and engage new suppliers, which would require time and the attention of management. Any of these events could impair our ability to deliver our products to customers in a timely and cost-effective manner, cause us to breach our contractual commitments or result in the loss of customers.

Shifts in our product sales mix toward our mobile communications products may continue to reduce our overall gross margins.

Our mobile communications products historically have had lower product gross margins than our guidance and stabilization products. During 2006 and 2007, and the first three quarters of 2008, sales of our guidance and stabilization products either declined or grew at a substantially lower rate than our overall sales growth. During the fourth quarter of 2008, we experienced a significant increase in sales of our guidance and stabilization products, primarily due to an increase in our FOG and legacy navigation product sales. A continuing shift in our product sales mix toward mobile communications products would likely cause lower gross margins in the future.

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

In the market for marine satellite TV equipment, we compete with NaviSystem Marine Electronic Systems Srl, King Controls, Cobham Sea Tel, Inc., Raymarine, and Intellian. In the market for maritime broadband service we compete with SeaMobile, CapRock, Schlumberger, Thrane & Thrane A/S, Ship Equip, Vizada, Stratos, and Cobham Sea Tel. In the marine market for satellite communications equipment, we compete with Cobham Sea Tel, Inc., Furuno Electric Co., Ltd., Globalstar LP, Iridium Satellite LLC, EMS and Japan Radio Company.

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

The emergence of a competing small maritime VSAT antenna and complementary service or other, similar service could reduce the competitive advantage we believe we currently enjoy with our 24-inch diameter TracPhone V7 antenna and integrated mini-VSAT Broadband service.

Our TracPhone V7 system offers customers a range of benefits due to its integrated design, hardware costs that are lower than existing maritime VSAT systems, and spread spectrum technology. We anticipate competition from companies like Cobham Sea Tel and MTN, both of which have recently announced their intent to offer similar systems and services. We also compete against companies like Sea Tel that offer established maritime VSAT service using antennas 1 meter in diameter or larger. In addition, other companies could replicate the distinguishing features of our TracPhone V7, which could potentially reduce the appeal of our solution and adversely affect sales. Moreover, consumers may choose other services such as Inmarsat Fleet or FleetBroadband for their global service coverage and potentially lower hardware costs despite higher service costs and slower data rates.

Our ability to compete in the maritime airtime services market may be impaired if we are unable to expand the coverage of our mini-VSAT Broadband service to new regions.

The TracPhone V7 and mini-VSAT Broadband service offer a range of benefits to mariners, especially in commercial markets, due to the smaller size antenna and faster, more affordable airtime. However, to support these customers, we need to expand the coverage areas of the mini-VSAT Broadband service, which is currently offered in the north Pacific Ocean, the Americas, Caribbean, North Atlantic, Europe, and the Persian Gulf. If we are unable to reach agreement with third-party satellite providers to support the mini-VSAT Broadband service and its spread spectrum technology, our ability to support vessels and aeronautical applications globally will be at risk and reduce the attractiveness of the product and service to these customers.

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

These factors can cause substantial fluctuations in sales of fiber optic gyros and TACNAV products from period to period. For example, sales of our TACNAV products declined from 2006 to 2007, but increased from 2007 to 2008. The Obama administration and the new Congress may change defense spending priorities, either in conjunction with the decision to commence troop withdrawals from Iraq or for other reasons. Moreover, government customers and their contractors can generally cancel orders for our products for convenience or decline to exercise previously disclosed contract options. Even under firm orders with government customers, funding must usually be appropriated in the budget process in order for the government to complete the contract. The cancellation of or failure to fund orders for our products could substantially reduce our net sales and results of operations.

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

The market for mobile TV products for minivans, SUVs and other passenger vehicles has not developed as we originally expected it would, and our business in this market may never be a growth driver.

The market for live TV in automobiles is still in a relatively early stage of development, and there are many alternative technologies that provide entertainment and communication capabilities to mobile users in automobiles. Historically, sales of the automotive TracVision system have generally been below our expectations.

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

We rely on Inmarsat for satellite communications services for our mini-M, Fleet and FleetBroadband compatible TracPhone products. SES AMERICOM, Eutelsat, and SAT-GE currently provide the satellite network to support the mini-VSAT Broadband service and our TracPhone V7.

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

We rely upon spread spectrum communications technology developed by ViaSat and fielded by third-party satellite providers to permit two-way broadband Internet via our 24-inch diameter TracPhone V7, and any disruption in the availability of this technology could adversely affect sales.

Our mini-VSAT Broadband service relies on spread spectrum technology developed with ViaSat, Inc. for use with satellite networks controlled by SES AMERICOM, Eutelsat, and SAT-GE. Our TracPhone V7 two-way broadband satellite terminal combines our stabilized antenna technology with ViaSat’s ArcLight spread spectrum mobile broadband technology, along with a new maritime version of ViaSat’s ArcLight spread spectrum modem. The ArcLight technology is also integrated within the satellite hubs that support this service. Sales of the TracPhone V7 and our mini-VSAT Broadband service could be disrupted if we fail to receive approval from regulatory authorities to provide our spread spectrum service in various countries our customers operate or if there were issues with the availability of the ArcLight maritime modems.

We no longer have the right to continue offering mini-VSAT Broadband service using SES AMERICOM’s satellite network on an exclusive basis in certain geographic markets because annual revenue targets were not reached during the first year; however, the contract is not terminable by either party because revenues in the first year of service did meet certain minimum goals.

Under our agreement with SES AMERICOM, we cannot offer a mini-VSAT Broadband service utilizing technology that competes with SES AMERICOM’s technology in areas where they offer service. If another party has or introduces technology superior to that of SES AMERICOM, our sales might suffer, and we would not be able to offer a service using that alternative technology.

Investment in the global deployment of the mini-VSAT Broadband service will require significant capital investment and initial operating expenses that may not be recouped if we fail to meet the subscriber levels necessary to cover those costs on an ongoing basis.

It is our intent to invest in and deploy the mini-VSAT Broadband network on a global basis in cooperation with ViaSat under the terms of a 10-year agreement announced in July 2008. As part of the coverage expansion, we have agreed to acquire satellite capacity from Ku-band satellite operators as well as purchase at least three new regional satellite hubs from ViaSat. During the deployment period, we expect to see a substantial increase in costs associated with the build out of the mini-VSAT Broadband global infrastructure and support capability. In the short term KVH and ViaSat will be covering the operational cost per transponder access until sufficient subscribers join the network and allow us to reach a breakeven point on our transponder cost, which may not occur. We currently estimate that, on average, it will require at least nine months to reach the breakeven point once the service is turned on for a new coverage region. However, should an insufficient number of subscribers activate within a region, our operations may continue below the breakeven level for a longer duration and adversely affect our operating results and cash levels.

High fuel prices, high interest rates, tight credit availability and environmental concerns may adversely affect sales of our mobile communications products.

Factors such as historically high fuel prices, interest rates, tight credit and environmental protection laws could continue to materially and adversely affect sales or use of larger vehicles and vessels for which our mobile satellite communications products are designed. Many customers finance their purchases of these vehicles and vessels, and higher interest rates and/or tightened credit availability would likely reduce demand for both these vehicles and vessels and our mobile communications products. Moreover, in the current credit markets financing for these purchases may be unavailable or more difficult to obtain. The increased cost of operating these vehicles and vessels is adversely affecting and may continue to adversely affect demand for our mobile satellite communications products.

We may continue to increase the use of international suppliers to source components for our manufacturing operations, which could disrupt our business.

Although we have historically manufactured and sourced raw materials for the majority of our products in the U.S., in order for us to compete with lower priced competitive products while also improving our profitability, we have found it desirable to source raw materials and manufactured components from foreign countries such as China and Mexico. Our increased reliance on foreign manufacturing and/or raw material supply has lengthened our supply chain and increased the risk that a disruption in that supply chain could have a material adverse affect on our operations and financial performance.

We have single dedicated manufacturing facilities for each of our mobile communications and guidance and stabilization product categories, and any significant disruption to a facility could impair our ability to deliver our products.

We currently manufacture all of our mobile communications products at our headquarters in Middletown, Rhode Island, and the majority of our guidance and stabilization products at our facility in Tinley Park, Illinois. Some of our production processes are complex, and we may be unable to respond rapidly to the loss of the use of either production facility. For example, our production facilities use some specialized equipment that may take time to replace if they are damaged or become unusable for any reason. In that event, shipments would be delayed, which could result in customer or dealer dissatisfaction, loss of sales and damage to our reputation. Finally, we have only a limited capability to increase our manufacturing capacity in the short term. If short-term demand for our products exceeds our manufacturing capacity, our inability to fulfill orders in a timely manner could also lead to customer or dealer dissatisfaction, loss of sales and damage to our reputation.

We depend on sole or limited source suppliers, and any disruption in supply could impair our ability to deliver our products on time or at expected cost.

We obtain many key components for our products from third-party suppliers, and in some cases we use a single or a limited number of suppliers. Any interruption in supply could impair our ability to deliver our products until we identify and qualify a new source of supply, which could take several weeks, months or longer and could increase our costs significantly. Suppliers might change or discontinue key components, which could require us to modify our product designs. For example, we have experienced changes in the chemicals used to coat our optical fiber, which changed its characteristics and thereby necessitated design modifications. In general, we do not have written long-term supply agreements with our suppliers but instead purchase components through purchase orders, which expose us to potential price increases and termination of supply without notice or recourse. It is generally not our practice to carry significant inventories of product components, and this could magnify the impact of the loss of a supplier. If we are required to use a new source of materials or components, it could also result in unexpected manufacturing difficulties and could affect product performance and reliability.

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

The markets for mobile communications products and guidance and stabilization products are each characterized by rapid technological change, frequent new product innovations, changes in customer requirements and expectations and evolving industry standards. If we fail to make innovations in our existing products and reduce the costs of our products, our market share may decline. Products using new technologies, or emerging industry standards, could render our products obsolete. If our competitors successfully introduce new or enhanced products that eliminate technological advantages our products may have in a market or otherwise outperform our products, or are perceived by consumers as doing so, we may be unable to compete successfully in the markets affected by these changes.

If we cannot effectively manage our growth, our business may suffer.

We have previously expanded our operations to pursue existing and potential market opportunities. This growth placed a strain on our personnel, management, finan cial and other resources. If we grow more rapidly than we anticipate and fail to manage that growth properly, we may incur unnecessary expenses, and the efficiency of our operations may decline. To manage any growth effectively, we must, among other things:

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

We must comply with the United States Export Administration Regulations and the International Traffic in Arms Regulations, or ITAR. Our products that have military or strategic applications are on the munitions list of the ITAR and require an individual validated license in order to be exported to certain jurisdictions. Any changes in export regulations may further restrict the export of our products, and we may cease to be able to procure export licenses for our products under existing regulations. The length of time required by the licensing process can vary, potentially delaying the shipment of products and the recognition of the corresponding revenue. Any restriction on the export of a product line or any amount of our products could cause a significant reduction in net sales.

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

The strategy represents an action that we ordinarily would not take, but would take, if necessary, to realize an estimated $3.3 million in U.S. deferred tax assets.

The market price of our common stock may be volatile.

Our stock price has historically been volatile. From January 1, 2004 to December 31, 2008, the trading price of our common stock ranged from $27.75 to $2.81. Many factors may cause the market price of our common stock to fluctuate, including:

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

In addition, the stock market can experience extreme price and volume fluctuations. Major stock market indices experienced dramatic declines in 2008. These fluctuations are often unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the market price of our common stock. When the market price of a company’s stock drops significantly, stockholders often institute securities litigation against that company. Any such litigation could cause us to incur significant expenses defending against the claim, divert the time and attention of our management and result in significant damages.

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

Our certificate of incorporation, by-laws and Delaware law contain provisions that could have an anti-takeover effect and discourage, delay or prevent a change in control or an acquisition that many stockholders may find attractive. These provisions may also discourage proxy contests and make it more difficult for our stockholders to take some corporate actions, including the election of directors. These provisions relate to:

•	the ability of our Board of Directors to issue preferred stock, and determine its terms, without a stockholder vote;

•	the classification of our Board of Directors, which effectively prevents stockholders from electing a majority of the directors at any one annual meeting of stockholders;

•	the limitation that directors may be removed only for cause by the affirmative vote of the holders of two-thirds of our shares of capital stock entitled to vote;

•	the prohibition against stockholder actions by written consent;

•	the inability of stockholders to call a special meeting of stockholders; and

•	advance notice requirements for stockholder proposals and director nominations.

ITEM 1B.	Unresolved Staff Comments

None.

ITEM 2.	Properties

The following table provides information about our current facilities.

Location	Type	Principal Uses	Approximate Square Footage	Ownership	Lease Expiration
Middletown, Rhode Island	Office, plant and warehouse	Corporate headquarters, research and development, sales and service, manufacturing (mobile communications products), marketing and administration	75,000	Owned	—

Middletown, Rhode Island	Warehouse	Warehousing (mobile communications products)	39,000	Leased	December 2011

Tinley Park, Illinois	Plant and warehouse	Manufacturing, research and development (guidance and stabilization products)	40,000	Leased	December 2013

Kokkedal, Denmark	Office and warehouse	European headquarters, sales, marketing and support	11,000	Leased	May 2014

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

From time to time, we are involved in litigation incidental to the conduct of our business. In the ordinary course of business, we are a party to inquiries, legal proceedings and claims including, from time to time, disagreements with vendors and customers. We are not a party to any lawsuit or proceeding that, in management’s opinion, is likely to materially harm our business, results of operations, financial condition or cash flows.

ITEM 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our stockholders during the fourth quarter of the fiscal year ended December 31, 2008.

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

	High	Low
Year Ended December 31, 2008:
First quarter	$9.10	$6.69
Second quarter	10.19	7.26
Third quarter	10.00	7.25
Fourth quarter	9.25	2.81
Year Ended December 31, 2007:
First quarter	$10.73	$9.12
Second quarter	9.95	8.48
Third quarter	10.69	8.50
Fourth quarter	9.80	7.40

Stockholders. As of March 11, 2009, we had 101 holders of record of our common stock. This number does not include stockholders for whom shares were held in a nominee or “street” name.

Dividends. We have never declared or paid cash dividends on our capital stock, and we do not plan to pay any cash dividends in the foreseeable future. We currently intend to retain any future earnings to finance our operations and future growth. In addition, the terms of our bank line of credit place restrictions on our ability to pay cash dividends on our common stock.

Issuer Purchases of Equity Securities. During the three months ended December 31, 2008, we repurchased our shares as described below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet be Purchased Under the Programs
October 1, 2008—October 31, 2008	24,076	$5.55	24,076	9,203
November 1, 2008—November 30, 2008	13,503	$5.81	13,503	995,700
December 1, 2008—December 31, 2008	73,980	$4.55	73,980	921,720

Total	111,559	$4.92	111,559	921,720

On July 26, 2007, our Board of Directors authorized a program to repurchase up to one million shares of our common stock. The repurchase program is funded using our existing cash and cash equivalents, marketable securities and future cash flows. Under the repurchase program, at our management’s discretion, we may repurchase shares on the open market from time to time, in privately negotiated transactions or block transactions, or through an accelerated repurchase agreement. The timing of such repurchases depends on availability of shares, price, market conditions, alternative uses of capital, and applicable regulatory requirements. The program may be modified, suspended or terminated at any time without prior notice. The repurchase program has no expiration date. On November 6, 2008, we completed the repurchase program.

On November 26, 2008, our Board of Directors authorized a new share repurchase program pursuant to which we may purchase up to one million shares of our common stock. The terms and conditions are the same as those established under the program authorized on July 26, 2007. No other repurchase programs expired during the year ended December 31, 2008.

During the year ended December 31, 2008, we repurchased 837,280 shares of our common stock in open market transactions at a cost of approximately $6.7 million.

In 2007 and 2006, an employee exercised stock options and delivered 25,996 and 12,153 shares of common stock to us in payment of the exercise price, respectively. The shares were valued on the basis of the closing price of our common stock on the date of exercise.

STOCK PERFORMANCE GRAPH

The following graph compares the performance of our cumulative stockholder return with that of the NASDAQ Composite Index, a broad equity market index, and the NASDAQ Telecommunications Index, a published industry index. The cumulative stockholder returns for shares of our common stock and for the market indices are calculated assuming $100 was invested on December 31, 2003. We paid no cash dividends during the periods shown. The performance of the market indices is shown on a total return (dividends reinvested) basis. Measurement points are the last trading days of the years ended December 2003, 2004, 2005, 2006, 2007 and 2008.

	Value of investments as of December 31,
	2003	2004	2005	2006	2007	2008
KVH Industries, Inc.	$100	$36	$36	$38	$29	$19
NASDAQ Composite	100	109	110	121	132	79
NASDAQ Telecommunications	100	108	100	128	140	80

ITEM 6.	Selected Financial Data

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

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Sales:
Product	$69,941	$73,533	$70,748	$65,506	$57,671
Service	12,463	7,382	8,225	5,752	4,632

Total sales	82,404	80,915	78,973	71,258	62,303

Costs and expenses:
Costs of product sales	42,552	44,892	42,494	37,847	39,151
Costs of service sales	6,130	3,557	4,674	3,740	3,141
Research and development	7,655	9,265	7,720	7,692	6,337
Sales, marketing and support	16,162	15,402	14,387	13,845	15,907
General and administrative	7,035	7,538	7,842	5,845	5,166

Total costs and expenses	79,534	80,654	77,117	68,969	69,702

Income (loss) from operations	2,870	261	1,856	2,289	(7,399)
Interest income	1,220	2,715	2,387	1,465	663
Interest expense	153	156	193	196	192
Other (expense) income	(231)	(77)	(26)	(338)	35

Income (loss) before income taxes	3,706	2,743	4,024	3,220	(6,893)
Income tax (expense) benefit	(648)	(244)	(350)	(289)	746

Net income (loss)	$3,058	$2,499	$3,674	$2,931	$(6,147)

Per share information:
Net income (loss) per common share—basic and diluted	$0.21	$0.17	$0.25	$0.20	$(0.44)

Number of shares used in per share calculation:
Basic	14,373	14,964	14,787	14,571	14,109

Diluted	14,377	14,983	14,915	14,685	14,109

	December 31,
	2008	2007	2006	2005	2004
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$42,660	$53,305	$54,739	$50,090	$45,728
Working capital	58,222	67,696	67,122	61,613	58,650
Total assets	93,758	91,570	88,424	82,330	75,914
Long-term debt, excluding current portion	—	2,026	2,158	2,282	2,397
Total stockholders’ equity	79,069	80,770	77,795	71,363	67,732

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a leading manufacturer of solutions that provide global high-speed internet, television, and voice services via satellite to mobile users at sea, on land, and in the air. We are also a premier manufacturer of high-performance navigational sensors and integrated inertial systems for defense and commercial guidance and stabilization applications.

Our mobile satellite business includes receive-only TracVision satellite TV systems, 2-way TracPhone satellite communications systems, and the mini-VSAT Broadband airtime service. Our TracVision mobile satellite TV systems enable mobile reception in vehicles or vessels of most leading satellite TV services, such as DIRECTV, DISH Network, and ExpressVu in North America, and Astra and Eutelsat in Europe. In February 2008, we entered the aviation market with a development and production contract for a satellite TV antenna that will be sold on an OEM basis by LiveTV. Our TracPhone satellite communications systems enable reception of Inmarsat L-Band MSS services or our own mini-VSAT Broadband Ku-band FSS service, and are sold primarily to mariners. We sell our mobile satellite products and airtime services through our direct sales force and an extensive international network of independent sales representatives, distributors and retailers to leisure, commercial, and government customers.

Our guidance and stabilization products use our precision FOG and digital compass technologies to help stabilize platforms such as antennas, gun turrets, optical systems, material handling equipment, and radar units and to provide guidance for torpedoes and other munitions. These products are either integrated within our own navigation and antenna systems or sold as modules to other manufacturers. We also use our FOG and digital compass technology to produce some variants of our TACNAV line of navigation systems for military vehicles. We sell our guidance and stabilization products to commercial and military customers either directly to U.S. and allied governments and government contractors or through an international network of authorized independent sales representatives.

	Year Ended December 31,
	2008	2007	2006
	(in thousands)
Mobile communications	$59,690	$60,651	$56,205
Guidance and stabilization	22,714	20,264	22,768

Net sales	$82,404	$80,915	$78,973

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

Our guidance and stabilization business is characterized by a small number of customers who place a small number of relatively large dollar value orders. In the years ended December 31, 2008, 2007 and 2006, our top four guidance and stabilization customers, including the U.S. military as a single customer, accounted for 47%, 44% and 51%, respectively, of our net sales attributable to guidance and stabilization products and services, and

13%, 11% and 15%, respectively, of our total net sales for all products and services. Direct sales to the U.S. military accounted for 1%, 0% and 4% of our total net sales for the years ended December 31, 2008, 2007 and 2006, respectively. Orders for our guidance and stabilization products typically vary in size and are sometimes in the range of several hundred thousand dollars to over one million dollars. Accordingly, our quarterly net sales of guidance and stabilization products usually consist of a relatively small number of orders. Each order can have a significant impact on our net sales, and because our guidance and stabilization products generally have higher gross margins than our mobile satellite communications products, each order can have an impact on our net income that is disproportionately large relative to the revenue generated by the order. Moreover, customers of our guidance and stabilization products are predominantly governments and government contractors that typically must adhere to lengthy procurement processes, which make the timing of individual orders difficult to predict and often result in long sales cycles. Government customers and their contractors can generally cancel orders for our products for convenience.

We have historically derived a substantial portion of our revenue from sales to customers located outside the United States and Canada. The following table provides, for the periods indicated, sales to specified geographic regions:

	Year Ended December 31,
	2008	2007	2006
	(in thousands)
Originating from North American locations
United States	$49,761	$59,264	$58,385
Canada	3,107	1,408	2,114
Europe	6,558	2,699	2,856
Other	3,201	1,525	2,991

Total North America	62,627	64,896	66,346

Originating from European location
Europe	14,885	12,302	10,096
Other	4,892	3,717	2,531

Total Europe	19,777	16,019	12,627

Net sales	$82,404	$80,915	$78,973

See note 11 to our consolidated financial statements for more information on our geographic segments.

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

	Year ended December 31,
	2008	2007	2006
	(in thousands)
Research and development expense presented on statement of operations	$7,655	$9,265	$7,720
Cost of customer-funded research and development included in cost of service sales	1,011	638	2,060

Total expenditures on research and development activities	$8,666	$9,903	$9,780

In addition to the expenses listed above, we have incurred a total of $3.2 million in development costs related to a long-term antenna development and production agreement that was entered into on February 18, 2008. These development costs are reflected in other non-current assets, as we have a contractual right to recover these costs. See note 13 to our consolidated financial statements for further discussion.

As of December 31, 2008, we had approximately $42.7 million in cash, cash equivalents and marketable securities and an accumulated deficit of approximately $5.3 million.

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

Revenue Recognition

Product sales. Product sales are recognized when persuasive evidence of an arrangement exists, goods are shipped, title has passed and collectability is reasonably assured. Our standard sales terms require that:

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

Satellite connectivity sales. Directly sold and re-sold satellite connectivity service for voice, data and Internet is recognized monthly based upon minutes or megabytes of traffic processed or contracted fixed fee schedules. All subscribers enter into a contracted one-year minimum service agreement. We record all satellite connectivity service sales to subscribers as gross sales, as we are the primary obligor in the contracted service arrangement. All associated regulatory service fees and costs are recorded net in our consolidated financial statements. The accounting estimates related to the recognition of satellite connectivity service sales in our results of operations require us to make assumptions about future billing adjustments for disputes with subscribers as well as unauthorized usage.

See note 10 to our consolidated financial statements for disclosures associated with our significant customers.

Accounts Receivable Allowance

Our estimate of allowance for doubtful accounts related to trade receivables is primarily based on specific, historical criteria. We evaluate specific accounts where we have information that the customer may have an inability to meet its financial obligations. We make judgments, based on facts and circumstances, regarding the need to record a specific reserve for that customer against amounts owed to reduce the receivable to the amount that we expect to collect. We also provide for a reserve based on an aging analysis of our accounts receivable. We evaluate these reserves on a monthly basis and adjust them as we receive additional information that impacts the amount reserved. If circumstances change, we could change our estimates of the recoverability of amounts owed to us by a material amount. For example, included in the reserve balance as of December 31, 2005 was a $492,000 specific reserve resulting from a voluntary liquidation under local law of a European distributor during 2004. As the liquidation was finalized in 2007, the Company wrote-off the entire remaining account and reserve of $492,000 related to this distributor in 2007. Also, included in the beginning reserve balance as of December 31, 2007 was a $129,000 specific reserve related to a distributor that ultimately went bankrupt in 2008. As the bankruptcy was finalized in 2008, the Company wrote-off the entire remaining account and reserve of $129,000 related to this distributor in 2008.

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

For example, as of December 31, 2008 we had approximately $0.7 million of inventory on hand related to military products whose utilization will be dependent upon the receipt of additional sales orders in the future. If such sales orders do not occur, and we are unable to redeploy the components of such inventory for other product sales, we may be required to record additional write-downs to inventory which would negatively impact both gross margins and net income in the period when such write-downs are recorded.

Our inventory level at December 31, 2008 increased 66% compared to the prior year. The increase was largely the result of two factors. First, commencing during the second quarter of 2008 we began to build up inventory levels of fiber optic gyro materials in anticipation of large orders for remote weapon station and MK54 torpedo programs. Second, the dramatic weakening of the RV market commencing in the first half of the year, particularly during the second quarter, and the crisis of consumer confidence in the general economy during the second half of the year, caused precipitous declines in demand for our RV products and substantial reductions in demand for our marine consumer products. While shipments of fiber optic gyros for remote weapon stations are now underway, we anticipate that it will take several quarters to reduce other product inventories to more normal levels if the current weak level of demand continues. We currently anticipate to receive a large order for the MK54 torpedo program in June 2009, but there can be no assurance that the order will not be delayed or cancelled. As of December 31, 2008 we had approximately $0.7 million of inventory, primarily made up of raw materials, for military products whose utilization will be dependent upon the receipt of additional sales orders in the future. If we do not receive such sales orders, and we are unable to redeploy the components of such inventory for other product sales, we may be required to record additional write-downs to inventory which would negatively impact both gross margins and net income in the period when such write-downs are recorded. If our inventory reduction and rebalancing efforts are unsuccessful or take a very extended period of time, we may have to consider sizeable inventory reserves or write-downs to address potential excess and obsolete inventory, or our gross margins may fall below historical levels, which would adversely affect our financial results.

Income Taxes and Deferred Income Tax Assets and Liabilities

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss carry-forwards. On a quarterly basis, we assess the recoverability of our deferred tax assets by considering whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.

For 2008 and 2007, we generated net income of $3.1 million and $2.5 million, respectively. In assessing the realizability of our deferred tax assets, we considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends upon the generation of future taxable income during the periods in which those temporary differences become deductible. As of December 31, 2008 and 2007, we have recorded a valuation allowance against a portion of our deferred tax assets because we believe that, after considering all of the available objective evidence, including available tax planning strategies, historical and prospective results of operations, with greater weight given to historical evidence, it is more likely than not that a portion of the assets will not be realized. The amount of valuation allowance was approximately $4.1 million as of December 31, 2008. Should we generate net income in 2009 and project net income for 2010 and beyond, we may determine, after considering all available objective evidence, that it is more likely than not that all of our net deferred tax assets would be realized. Should that determination be made, we would reverse all or a portion of our deferred tax asset valuation allowance at such time and recognize a reduction of income tax expense (as of December 31, 2008 the amount of any reduction which would impact income tax expense was approximately $2.0 million). In addition, as a portion of our deferred tax assets was generated from excess tax deductions from share-based payment awards, pursuant to SFAS No. 123(R), a portion of such valuation allowance reversal would be recorded to additional paid-in capital when the deduction reduces taxes payable (as of December 31, 2008 such amount would have been $1.9 million).

Our tax planning strategy provides a basis for the realization of a portion of our total domestic deferred tax assets as of December 31, 2008 and 2007. Specifically, as of December 31, 2008 and 2007, we had approximately $3.3 million of U.S. net deferred tax assets, which consist of federal net operating loss carry-forwards available to offset future taxable income. Our strategy to utilize these assets is based upon our ability to sell our property located in Middletown, Rhode Island for the express purpose of generating taxable income to utilize these loss carry-forwards before they expire. This tax strategy is not an action that we ordinarily would take, but would take, if necessary, to realize tax benefits prior to expiration. The U.S. net deferred tax assets as of December 31, 2008 of approximately $3.3 million are derived from our estimate that the property sale would generate net taxable gains, should we decide to execute on our strategy to utilize the benefit of our net deferred tax assets. Because the realizable value of our net deferred tax assets is derived from the fair market valuation of the Middletown property, future tax expense and/or benefit are highly correlated to changes in property values in Rhode Island.

Warranty Provision

We typically offer a one to two year warranty for all of our base products. We provide for the estimated cost of product warranties at the time product revenue is recognized. Factors that affect our warranty reserves include the number of units sold, historical and anticipated rates of warranty repairs and the cost per repair. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers, our estimated warranty obligation is affected by ongoing product failure rates, specific product class failures outside our baseline experience, material usage and service delivery costs incurred in correcting a product failure. For example, our warranty costs incurred in 2008 increased approximately $0.2 million from 2007. The primary reason for the increase was driven by demand for our TracPhone V7 product that we launched in the fourth quarter of 2007. The TracPhone V7 has the highest manufacturing cost and selling price of any of our mobile communication products. We anticipate that the warranty costs incurred as a percentage of TracPhone V7 product sales will decrease as a result of recent quality programs related to this product. If actual product failure rates, material usage or service delivery costs differ from our estimates, revisions to the estimated warranty liability would be required. Assumptions and historical warranty experience are evaluated to determine the appropriateness of such assumptions. We assess the adequacy of the warranty provision and we may adjust this provision if necessary.

Results of Operations

The following table provides, for the periods indicated, certain financial data expressed as a percentage of net sales:

	Year Ended December 31,
	2008	2007	2006
Sales:
Product	84.9%	90.9%	89.6%
Service	15.1	9.1	10.4

Net sales	100.0	100.0	100.0

Costs and expenses:
Cost of product sales	51.6	55.5	53.8
Cost of service sales	7.5	4.4	5.9
Research and development	9.3	11.5	9.8
Sales, marketing and support	19.6	19.0	18.2
General and administrative	8.5	9.3	9.9

Total costs and expenses	96.5	99.7	97.6

Income from operations	3.5	0.3	2.4
Interest income	1.5	3.4	3.0
Interest expense	0.2	0.2	0.2
Other expense	0.3	0.1	0.1

Income before income taxes	4.5	3.4	5.1
Income tax expense	0.8	0.3	0.4

Net Income	3.7%	3.1%	4.7%

Years ended December 31, 2008 and 2007

Net Sales

Product sales decreased in 2008 by $3.6 million, or 5%, to $69.9 million from $73.5 million in 2007. The primary reason for the decrease was a decrease in sales of our land mobile products of $8.2 million, or 46%, driven by decreased recreational vehicle sales, resulting from increased fuel prices and challenging consumer credit markets. Partially offsetting the decrease was an increase in sales of our marine products of $4.0 million, or 11%, driven primarily by demand for our TracPhone V7 product that we launched in the fourth quarter of 2007 and to a lesser extent sales of Inmarsat-compatible TracPhone products. Mobile communications product sales originating from our Danish subsidiary increased $2.6 million, or 17%, from 2007 to 2008. Contributing to the sales increase were favorable currency rate fluctuations between the Euro and the U.S. dollar. Mobile communications product sales originating from North America decreased $6.8 million, or 17%, from 2007 to 2008.

Sales of our guidance and stabilization products increased in 2008 by $0.6 million, or 4%, to $18.6 million from $18.0 million in 2007. Specifically, sales related to our TACNAV defense and legacy navigation products increased by $1.7 million, driven primarily by a $1.4 million TACNAV sale to a Turkish contractor for use by the Malaysian government. Partially offsetting the increase was a decrease in sales of our FOG products of $0.9 million, or 9%, driven largely by decreased sales in support of the U.S. Navy’s MK54 torpedo program, and to a lesser extent decreased sales in support of the U.S. Army’s remotely operated weapons station program due to delays in product qualification.

Service sales increased in 2008 by $5.1 million, or 69%, to $12.5 million from $7.4 million in 2007. The primary reason for the increase was a $3.6 million increase in airtime service sales, specifically in relation to our mini-VSAT Broadband service that we launched in the fourth quarter of 2007. Also contributing to the increase was a $1.1 million increase in service repair sales and contracted engineering service and grant revenue under development contracts.

Cost of Sales

Our cost of sales consist of direct labor, materials and manufacturing overhead used to produce our products as well as engineering and related direct costs associated with customer-funded research and development. Costs of sales in 2008 increased $0.3 million, or 1%, to $48.7 million from $48.4 million in 2007. On a percentage basis, the 5% decrease in our cost of product sales was consistent with the decrease in net product sales in 2008 from 2007. Partially offsetting the decrease in cost of product sales was a $2.6 million, or 72% increase in our costs of service sales in 2008 from 2007. This increase was driven largely by an increase in airtime service sales, specifically in relation to our mini-VSAT Broadband service that we launched in the fourth quarter of 2007. Our net service sales provide relatively higher gross margins than our net product sales.

Gross margin in 2008 increased modestly to 41% from 40% in 2007. The primary reason for the slight increase in gross margin was a 4% increase in our relatively higher margin guidance and stabilization net product sales. Also contributing to the increase was a 69% increase in our relatively higher margin net service sales.

Operating Expenses

Sales, marketing and support expense consists primarily of salaries and related expenses for sales and marketing personnel, commissions for both in-house and third-party representatives, other sales and marketing support costs such as advertising, literature and promotional materials, product service personnel and support costs, warranty-related costs and bad debt expense. Sales, marketing and support expense also includes the operating expenses of our wholly owned subsidiary in Denmark. Sales, marketing and support expense in 2008 increased $0.8 million, or 5%, to $16.2 million from $15.4 million in 2007. As a percentage of sales, sales, marketing and support expense increased in 2008 to 20% from 19% in 2007. The primary reason for the increase in 2008 was a $0.7 million increase in sales, marketing and support expense related to our Danish subsidiary in support of a 23% increase in sales by the subsidiary from 2007 to 2008. Also contributing to the increase in sales, marketing and support expense of our Danish subsidiary was a 7% increase in the average valuation of the Danish Krone versus the U.S. dollar year-over-year.

Research and development expense consists of direct labor, materials, external consultants and related overhead costs that support our internally funded product development and product sustaining engineering activities. All research and development costs are expensed as incurred. Research and development expense in 2008 decreased $1.6 million, or 17%, to $7.7 million from $9.3 million in 2007. As a percentage of net sales, research and development expense decreased in 2008 to 9% from 11% in 2007. The primary reason for the decrease in 2008 was the capitalization of approximately $3.2 million of aviation antenna development costs (see note 13 to our consolidated financial statements for further discussion) in 2008, partially offset by increased spending related to our initiative for the global expansion of our mini-VSAT Broadband satellite communication products and service.

General and administrative expense consists of costs attributable to management, finance and accounting, information technology, human resources, certain outside professional services and other administrative costs. General and administrative expense in 2008 decreased $0.5 million, or 7%, to $7.0 million from $7.5 million in 2007. As a percentage of sales, general and administrative expense decreased in 2008 to 8% from 9% in 2007. The primary reason for the decrease in 2008 was a $1.3 million reduction in legal expense due to our August 2007 favorable judgment in the U.S. District Court for the District of Minnesota in relation to a patent infringement lawsuit. Partially offsetting the decrease was an increase in general and administrative related employee compensation of $0.7 million primarily related to an increase in performance based incentive compensation.

Interest Income and Other Expense

Interest income and other expense decreased $1.7 million to $0.8 million in 2008 from $2.5 million in 2007. The primary reason for the decrease is decreased interest income of $1.5 million in the 2008 period on cash, cash equivalents and marketable securities, resulting from lower interest rates and a slightly lower average amount of cash, cash equivalents and marketable securities invested in 2008. Also contributing to the decrease was a $0.2 million increase in currency losses driven by a decrease in gains from remeasurement of transactions at our Danish subsidiary, which has the U.S. dollar as its functional currency.

Income Tax Expense

Income tax expense increased $0.4 million to $0.6 million in 2008 from $0.2 million in 2007. The primary reason for the increase in 2008 was an increase of $0.9 million in pre-tax income from our Danish subsidiary. Also contributing to the increase was a $0.1 million federal income tax benefit recorded in 2007 to reconcile our federal income tax expense to our 2006 federal income tax return, which was completed and filed in September 2007. We expect that substantially all of our 2009 taxable income generated from our U.S. operations will be offset by federal net operating losses generated by us in prior years. Accordingly, we expect that any tax expense generated by our U.S. operations in 2009 will be made up primarily of federal alternative minimum tax and to a lesser extent certain state tax expense. Taxable income generated by our subsidiary in Denmark will be subject to taxation at the Danish statutory rates as we have no net operating loss carry-forwards or tax credits available to offset current or future taxable income in that jurisdiction. We regularly evaluate our valuation allowance recorded against our net deferred tax assets. Should we generate net income in 2009 and project net income for 2010 and beyond, we may determine, after considering all available evidence, that it is more likely than not that all or some additional portion of our net deferred tax assets would be realized. Should that determination be made, we would reverse all or a portion of our deferred tax assets valuation allowance at such time and recognize a reduction of income tax expense (as of December 31, 2008, the amount of reduction which could impact income tax expense totaled approximately $2.0 million). In addition, as a portion of our deferred tax assets were generated from excess tax deductions from share-based payment awards, pursuant to SFAS No. 123(R), a portion of any such valuation allowance reversal would be recorded to additional paid-in capital when the deduction reduces taxes payable (as of December 31, 2008, such amount would total approximately $1.9 million).

We are currently performing a federal and state research and development tax credit review from 2000 through 2006. We anticipate identifying the benefit from this study in the second quarter of 2009.

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

Operating Expenses

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

Interest and Other Income

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

For 2007 and 2006, we generated net income of $2.5 million and $3.7 million, respectively. In assessing the realizability of our deferred tax assets, we considered whether it was more likely than not that some portion or all of the deferred tax assets would not be realized. The ultimate realization of deferred tax assets depends upon the generation of future taxable income during the periods in which those temporary differences become deductible. As of December 31, 2007 and 2006, we have recorded a valuation allowance against a portion of our deferred tax assets because we believe that, after considering all of the available objective evidence, including available tax planning strategies, historical and prospective results of operations, with greater weight given to historical evidence, it was more likely than not that a portion of the asset will not be realized. The amount of valuation allowance was approximately $4.0 million as of December 31, 2007.

Liquidity and Capital Resources

We have historically funded our operations primarily from cash flows from operations, net proceeds from public and private equity offerings, bank financings and proceeds received from exercises of stock options. As of December 31, 2008, we had $42.7 million in cash, cash equivalents and marketable securities and $58.2 million in working capital.

Net cash used in operations for 2008 was $1.0 million as compared to cash generated from operations of $3.3 million for 2007. The decrease is primarily due to a $5.9 million increase in cash outflows related to increased inventory levels coupled with a $4.3 million increase in cash outflows related to other non-current assets, consisting primarily of capitalized development costs related to our aviation antenna program. These uses of cash were partially offset by a $1.0 million improvement in cash outflows attributable to changes in accounts receivable, coupled with a $3.5 million decrease in cash outflows related to accounts payable and accrued expenses, a $0.6 million decrease in cash outflows related to prepaid expenses and other assets and a $0.6 million increase in net income.

Net cash provided by investing activities for 2008 was $0.3 million as compared to cash used in investing activities of $5.9 million for 2007. In 2008, our net investment in marketable securities decreased by $5.5 million compared to 2007. Also contributing to the increase in cash provided by investing activities was a $0.7 million decrease in purchases of capital expenditures.

Net cash used in financing activities for 2008 was $6.6 million as compared to net cash used in financing activities of $0.8 million for 2007. The decrease is primarily due to a $4.5 million increase in additional repurchases of common stock in 2008, coupled with a $1.1 million decrease in proceeds from the exercise of employee stock options and the employee stock purchase plan.

On January 11, 1999, we entered into a mortgage loan in the amount of $3.0 million. The loan term was 10 years, with a principal amortization of 20 years at a fixed rate of interest of 7.0%. Land, building and improvements secured the mortgage loan. The monthly mortgage payment was $23,259, including interest and principal. Due to the difference in the term of the loan and amortization of the principal, a balloon payment of $2.0 million was due on February 1, 2009. We made the final $2.0 million balloon payment on the mortgage loan on January 30, 2009. We intend to enter into a new mortgage loan and are currently negotiating the terms of the agreement.

On December 31, 2008, we renewed our revolving loan agreement with a bank that provides for a maximum available credit of $15.0 million and will expire on December 31, 2011. We pay interest on any outstanding amounts at a rate equal to, at our option, British Bankers’ Association London Interbank Offered Rate (BBA LIBOR) Daily Floating Rate plus 1.75%, or the Eurodollar Rate plus 1.75%. The line of credit contains two financial covenants, a Leverage Ratio and a Fixed Charge Ratio, that apply in the event that our consolidated cash, cash equivalents and marketable securities balance falls below $25.0 million at any time. We were compliant with these two financial covenants throughout 2008. We may terminate the loan agreement prior to its full term without penalty, provided we give 30 days advance written notice to the bank. As of December 31, 2008, no borrowings were outstanding under the facility.

On July 26, 2007, our Board of Directors authorized a program to repurchase up to one million shares of our common stock. On November 6, 2008, we completed the repurchase program. On November 26, 2008, our Board of Directors authorized a new program to repurchase an additional one million shares of our common stock. As of December 31, 2008, we have purchased a total of 1,078,280 shares under these two programs. The share repurchase program is funded using our existing cash, cash equivalents, and marketable securities and future cash flows.

On June 25, 2008, we entered into a ten-year agreement with ViaSat, Inc. to begin a global expansion of our mini-VSAT Broadband satellite communication service, including an initial purchase of three new regional satellite hubs. On October 3, 2008, we entered into a 5-year agreement with GE International Holdings, Inc. (also known as SAT-GE) to lease satellite capacity in order to provide coverage in the Pacific Ocean. In addition to these agreements, as part of the coverage expansion, we plan to seek to acquire additional satellite capacity from Ku-band satellite operators, expend funds to seek regulatory approvals and permits, develop product enhancements in anticipation of the expansion and hire additional personnel. We anticipate these costs will be funded by cash, cash equivalents and marketable securities on hand, as well as cash flows from operations.

We believe that the $42.7 million we hold in cash, cash equivalents and marketable securities, together with our other existing working capital and cash flows from operations, will be adequate to meet planned operating and capital requirements through the foreseeable future. However, as the need or opportunity arises, we may seek to raise additional capital through public or private sales of securities or through additional debt financing. There are no assurances that we will be able to obtain any additional funding or that such funding will be available on terms acceptable to us.

Contractual Obligations and Other Commercial Commitments

As of December 31, 2008, our contractual commitments consisted of a mortgage note payable, near-term purchase commitments, facility and equipment leases, and royalty payments. The principal repayment of the mortgage note is based on a 20-year amortization schedule, but the term is 10 years, requiring a balloon payment of $2.0 million on February 1, 2009. We made the final $2.0 million balloon payment on the mortgage loan on January 30, 2009. Our purchase commitments include unconditional purchase orders for inventory, manufacturing materials and fixed assets extending out over various periods throughout 2009. We are also obligated under multi-year facility leases that terminate at various times between 2011 and 2014. We intend to enter into a new mortgage loan and are currently negotiating the terms of the agreement.

The following table summarizes our obligations under these commitments at December 31, 2008:

	Payment Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Mortgage note payable	$2,026	$2,026	$—	$—	$—
Inventory and fixed asset purchase commitments	19,824	19,824	—	—	—
Facility lease obligations	2,765	623	1,271	818	53
Equipment lease obligations	9,131	1,892	3,686	3,283	270
Royalty payments	188	188	—	—	—

Total	$33,934	$24,553	$4,957	$4,101	$323

As of December 31, 2008, we had a standby letter of credit in the amount of approximately $0.2 million outstanding in support of a customer deposit. We had not entered into any other off-balance sheet commitments, guarantees, or standby repurchase obligations as of December 31, 2008.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (SFAS No. 157). This Statement defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which we adopted on January 1, 2008. In February 2008, the FASB issued FASB Staff Position (FSP) SFAS No. 157-2. This FSP permits the delayed application of No. SFAS 157 for all non-recurring fair value measurements of non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008. We do not expect the adoption of this statement will have a material impact on our financial position or results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS No. 161). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS No. 161 applies to all derivative instruments within the scope of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS No. 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS No. 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. We do not expect the adoption of this statement will have a material impact on our financial position or results of operations.

ITEM 7A.	Quantitative and Qualitative Disclosure About Market Risk

Our primary market risk exposure is in the area of foreign currency exchange risk. We are exposed to currency exchange rate fluctuations related to our subsidiary operations in Denmark. Certain transactions in Denmark are made in the Danish Krone or Euro, yet reported in the U.S. dollar, the functional currency. For foreign currency exposures existing at December 31, 2008, a 10% unfavorable movement in the foreign exchange rates for our subsidiary location would not expose us to material losses in earnings or cash flows.

From time to time, we purchase foreign currency forward exchange contracts generally having durations of no more than five months. These forward exchange contracts are intended to offset the impact of exchange rate fluctuations on cash flows of our foreign subsidiary. Forward exchange contracts are accounted for as cash flow hedges and are recorded on the balance sheet at fair value until executed. Changes in the fair value are recognized in earnings. For the year ended December 31, 2008 we recorded a loss of $231,000 related to these contracts. Such loss is reflected within “other expense” in our 2008 consolidated statement of operations. As of December 31, 2008, there were no outstanding forward contracts.

The primary objective of our investment activities is to preserve principal and maintain liquidity, while at the same time maximize income. We have not entered into any instruments for trading purposes. Some of the securities that we invest in may have market risk. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities that can include commercial paper, United States treasuries, certificates of deposit, investment grade asset-backed corporate securities, money market mutual funds and government agency and non-government debt securities. As of December 31, 2008, a hypothetical 100 basis-point increase in interest rates would result in an approximately $36,000 decrease in the fair value of our investments that have maturities of greater than one year. Due to the conservative nature of our investments and the relatively short duration of their maturities, we believe interest rate risk is substantially mitigated. As of December 31, 2008, 95% of the $37.7 million classified as available-for-sale marketable securities will mature or reset within one year. Accordingly, long-term interest rate risk is not considered material. We do not hold any financial instruments denominated in foreign currencies as of December 31, 2008.

To the extent that we borrow against our variable-rate credit facility, we will be subject to interest rate risk. There were no borrowings outstanding at December 31, 2008.

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

Under the supervision and with the participation of our CEO and CFO, our management has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2008.

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

Under the supervision and with the participation of our CEO and CFO, our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2008 and concluded that it is effective.

Our independent registered public accounting firm, KPMG LLP, has issued an audit report regarding the effectiveness of our internal control over financial reporting as of December 31, 2008, and that report is included below.

Evaluation of Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of our CEO and CFO, our management has evaluated changes in our internal control over financial reporting that occurred during the fourth quarter of 2008. Based on that evaluation, our CEO and CFO did not identify any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None.

PART III

We have omitted the information required in Part III of this annual report because we intend to include that information in our definitive proxy statement for our 2009 annual meeting of stockholders, which we expect to file before 120 days after the end of fiscal 2008. We incorporate that information in this annual report by reference to our 2009 proxy statement.

ITEM 10.	Directors, Executive Officers and Corporate Governance

Information in our 2009 proxy statement under the captions “Directors and Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Board of Directors and Committees of the Board” is incorporated by reference.

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

Information in our 2009 proxy statement under the captions “Compensation of Directors and Executive Officers,” “Compensation Committee Report,” “Equity Compensation Plans” and “Board of Directors and Committees of the Board” is incorporated by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information in our 2009 proxy statement under the captions “Equity Compensation Plans” and “Security Ownership of Certain Beneficial Owners and Management” is incorporated by reference.

ITEM 13.	Certain Relationships and Related Transactions and Director Independence

Information in our 2009 proxy under the caption “Board of Directors and Committees of the Board” is incorporated by reference.

ITEM 14.	Principal Accountant Fees and Services

Information in our 2009 proxy statement under the caption “Principal Accountant Fees and Services” is incorporated by reference.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

3.	Exhibits

Exhibit No.	Description	Filed with this Form 10-K	Incorporated by Reference
			Form	Filing Date	Exhibit No.
3.1	Amended and Restated Certificate of Incorporation		S-1	February 16, 1996	3.3
3.2	Certificate of Amendment of Certificate of Incorporation		S-3	November 26, 2003	4.2
3.3	Amended, Restated and Corrected Bylaws of KVH Industries, Inc.		8-K	July 31, 2007	3
4.1	Specimen certificate for the common stock		S-1/A	March 22, 1996	4.1
*10.1	Amended and Restated 1995 Incentive Stock Option Plan		10-K	March 15, 2004	10.2
*10.2	Amended and Restated 1996 Incentive and Nonqualified Stock Option Plan		8-K	July 31, 2007	10.3
*10.3	Amended and Restated 1996 Employee Stock Purchase Plan		DEF 14A	April 24, 2006	App. B
*10.4	Amended and Restated 2003 Incentive and Nonqualified Stock Option Plan		8-K	July 31, 2007	10.2
*10.5	Amended and Restated 2006 Stock Incentive Plan		8-K	July 31, 2007	10.1
*10.6	Form of Nonqualified Stock Option agreement granted under the Amended and Restated 1996 Incentive and Nonqualified Stock Option Plan		10-K	March 15, 2005	10.12
*10.7	Form of Incentive Stock Option agreement granted under the Amended and Restated 1996 Incentive and Nonqualified Stock Option Plan		10-K	March 15, 2005	10.13
*10.8	Form of Nonqualified Stock Option agreement granted under the Amended and Restated 2003 Incentive and Nonqualified Stock Option Plan		10-K	March 15, 2005	10.14
*10.9	Form of Incentive Stock Option agreement granted under the Amended and Restated 2003 Incentive and Nonqualified Stock Option Plan		10-K	March 15, 2005	10.15
*10.10	Form of Incentive Stock Option agreement granted under the Amended and Restated 2006 Stock Incentive Plan		8-K	August 28, 2006	10.1
*10.11	Form of Non-Statutory Stock Option agreement granted under the Amended and Restated 2006 Stock Incentive Plan		8-K	August 28, 2006	10.2
10.12	Open End Mortgage and Security Agreement dated January 11, 1999 with IDS Life Insurance Co. for 50 Enterprise Center, Middletown, RI		10-K	March 24, 1999	99.1
10.13	Loan and Security Agreement dated March 27, 2000 with Fleet Capital Corporation		10-K	March 30, 2000	10.38

Exhibit No.	Description	Filed with this Form 10-K	Incorporated by Reference
			Form	Filing Date	Exhibit No.
10.14	First Amendment to Loan and Security Agreement dated March 7, 2003 with Fleet Capital Corporation		8-K/A	November 26, 2003	10.1
10.15	Second Amendment to Loan and Security Agreement dated as of June 25, 2003 with Fleet Capital Corporation		8-K	June 27, 2003	99.1
10.16	Amended and Restated Credit and Security Agreement dated July 17, 2003 with Fleet Capital Corporation		8-K	July 18, 2003	99.1
10.17	Assignment and Assumption and Amendment and Note Modification Agreement, dated July 17, 2006 by and among KVH Industries, Inc. (the “Borrower”), Banc of America Leasing & Capital, LLC (successor-by-merger to Fleet Capital Corporation) (the “Assignor”), and Bank of America, N.A. (successor-by-merger to Fleet National Bank) (the “Assignee”)		8-K	July 20, 2006	10.1
10.18	Second Amendment and Note Modification Agreement, dated December 28, 2006 by and among KVH Industries, Inc. (the “Borrower”), and Bank of America, N.A. (the “Bank”)		8-K	January 3, 2007	10.1
*10.19	Form of Restricted Stock Agreement under KVH Industries, Inc.’s 2006 Stock Incentive Plan		8-K	August 16, 2007	10.1
10.20	Fourth Amendment and Note Modification Agreement, dated December 31, 2008 by and among KVH Industries, Inc. (the “Borrower”), and Bank America, N.A. (the “Bank”)		8-K	January 2, 2009	10.1
21.1	List of Subsidiaries		S-1	March 28, 1996	21.1
23.1	Consent of KPMG LLP	X
31.1	Rule 13a-14(a)/15d-14(a) certification of principal executive officer	X
31.2	Rule 13a-14(a)/15d-14(a) certification of principal financial officer	X
32.1	Rule 1350 certification	X

*	Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KVH Industries, Inc.

Date: March 13, 2009	By:	/S/ MARTIN A. KITS VAN HEYNINGEN
Martin A. Kits van Heyningen President, Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Name	Title	Date

/S/ MARTIN A. KITS VAN HEYNINGEN Martin A. Kits van Heyningen	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 13, 2009

/S/ PATRICK J. SPRATT Patrick J. Spratt	Chief Financial and Accounting Officer (Principal Financial and Accounting Officer)	March 13, 2009

/S/ ROBERT W.B. KITS VAN HEYNINGEN Robert W.B. Kits van Heyningen	Director	March 13, 2009

/S/ MARK S. AIN Mark S. Ain	Director	March 13, 2009

/S/ STANLEY K. HONEY Stanley K. Honey	Director	March 13, 2009

/S/ BRUCE J. RYAN Bruce J. Ryan	Director	March 13, 2009

/S/ CHARLES R. TRIMBLE Charles R. Trimble	Director	March 13, 2009

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

KVH Industries, Inc.:

We have audited the accompanying consolidated balance sheets of KVH Industries, Inc., and subsidiary (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and accumulated other comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2008. We also have audited the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP
Providence, Rhode Island March 12, 2009

KVH INDUSTRIES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$4,979,286	$12,284,307
Marketable securities	37,680,470	41,020,616
Accounts receivable, net of allowance for doubtful accounts of $333,164 as of December 31, 2008 and $255,610 as of December 31, 2007	13,959,875	12,826,445
Inventories	15,484,211	9,313,382
Prepaid expenses and other assets	730,851	981,485
Costs and estimated earnings in excess of billings on uncompleted contracts	43,980	18,287
Deferred income taxes	32,129	17,265

Total current assets	72,910,802	76,461,787

Property and equipment, less accumulated depreciation of $19,050,436 as of December 31, 2008 and $16,963,325 as of December 31, 2007	13,286,453	11,738,504
Other non-current assets	4,226,498	36,256
Deferred income taxes	3,333,794	3,333,794

Total assets	$93,757,547	$91,570,341

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,487,655	$3,016,101
Accrued compensation and employee-related expenses	3,013,301	2,125,281
Accrued other	2,766,170	2,452,935
Accrued product warranty costs	1,139,320	778,198
Accrued professional fees	255,753	260,605
Current portion of long-term debt	2,026,156	132,210

Total current liabilities	14,688,355	8,765,330

Long-term debt excluding current portion	—	2,026,156
Deferred sales	—	8,437

Total liabilities	14,688,355	10,799,923

Commitments and contingencies (notes 1, 5, 6 and 15)
Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 1,000,000 shares; none issued	—	—
Common stock, $0.01 par value. Authorized 20,000,000 shares, 15,127,327 and 15,070,528 shares issued; 14,049,047 and 14,829,528 shares outstanding at December 31, 2008 and December 31, 2007, respectively	151,273	150,705
Additional paid-in capital	92,931,696	91,124,130
Accumulated deficit	(5,272,821)	(8,331,148)
Accumulated other comprehensive income (loss)	129,292	(366)

	87,939,440	82,943,321
Less: treasury stock at cost, common stock, 1,078,280 shares as of December 31, 2008 and 241,000 shares as of December 31, 2007	(8,870,248)	(2,172,903)

Total stockholders’ equity	79,069,192	80,770,418

Total liabilities and stockholders’ equity	$93,757,547	$91,570,341

See accompanying Notes to Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2008	2007	2006
Sales:
Product	$69,940,726	$73,533,569	$70,748,160
Service	12,462,991	7,381,920	8,225,265

Net sales	82,403,717	80,915,489	78,973,425

Costs and expenses:
Costs of product sales	42,552,375	44,892,622	42,493,864
Costs of service sales	6,130,049	3,556,813	4,674,269
Research and development	7,654,610	9,265,022	7,719,995
Sales, marketing and support	16,161,515	15,402,073	14,387,075
General and administrative	7,034,964	7,537,794	7,841,602

Total costs and expenses	79,533,513	80,654,324	77,116,805

Income from operations	2,870,204	261,165	1,856,620
Interest income	1,220,455	2,714,688	2,386,618
Interest expense	153,426	155,811	193,036
Other expense	231,185	76,928	25,967

Income before income taxes	3,706,048	2,743,114	4,024,235
Income tax expense	647,721	243,955	349,719

Net income	$3,058,327	$2,499,159	$3,674,516

Per share information:
Net income per share, basic and diluted	$0.21	$0.17	$0.25

Number of shares used in per share calculation:
Basic	14,372,626	14,964,410	14,786,898

Diluted	14,376,537	14,983,499	14,915,027

See accompanying Notes to Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
Balances at January 1, 2006	14,638,100	$146,381	$85,889,934	$(14,504,823)	$(168,794)	$—	$71,362,698

Comprehensive income:
Net income	—	—	—	3,674,516	—	—	3,674,516
Unrealized gain on marketable securities	—	—	—	—	134,620	—	134,620

Comprehensive income	—	—	—	—	—	—	3,809,136
Stock-based compensation	—	—	1,074,837	—	—	—	1,074,837
Acquisition of treasury stock	(12,153)	—	—	—	—	(152,271)	(152,271)
Retirement of treasury stock	—	(121)	(152,150)	—	—	152,271	—
Common stock issued under benefit plan	10,000	101	99,832	—	—	—	99,933
Exercise of stock options	230,265	2,303	1,598,236	—	—	—	1,600,539

Balances at December 31, 2006	14,866,212	$148,664	$88,510,689	$(10,830,307)	$(34,174)	$—	$77,794,872

Comprehensive income:
Net income	—	—	—	2,499,159	—	—	2,499,159
Unrealized gain on marketable securities	—	—	—	—	33,808	—	33,808

Comprehensive income	—	—	—	—	—	—	2,532,967
Stock-based compensation	—	—	1,194,041	—	—	—	1,194,041
Tax benefit from the exercise of stock options	—	—	61,292	—	—	—	61,292
Registration fees	—	—	(7,500)	—	—	—	(7,500)
Acquisition of treasury stock	(266,996)	—	—	—	—	(2,417,263)	(2,417,263)
Retirement of treasury stock	—	(260)	(244,100)	—	—	244,360	—
Common stock issued under benefit plan	27,062	269	223,396	—	—	—	223,665
Exercise of stock options	203,250	2,032	1,386,312	—	—	—	1,388,344

Balances at December 31, 2007	14,829,528	$150,705	$91,124,130	$(8,331,148)	$(366)	$(2,172,903)	$80,770,418

Comprehensive income:
Net income	—	—	—	3,058,327	—	—	3,058,327
Unrealized gain on marketable securities	—	—	—	—	129,658	—	129,658

Comprehensive income	—	—	—	—	—	—	3,187,985
Stock-based compensation	—	—	1,540,268	—	—	—	1,540,268
Common stock issued under benefit plan	40,511	405	251,130	—	—	—	251,535
Acquisition of treasury stock	(837,280)	—	—	—	—	(6,697,345)	(6,697,345)
Exercise of stock options, vesting of restricted stock awards	16,288	163	16,168	—	—	—	16,331

Balances at December 31, 2008	14,049,047	$151,273	$92,931,696	$(5,272,821)	$129,292	$(8,870,248)	$79,069,192

See accompanying Notes to Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net income	$3,058,327	$2,499,159	$3,674,516
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	2,215,436	2,139,114	2,004,507
Deferred income tax	(14,864)	147,684	40,397
Provision for doubtful accounts, net	260,029	86,114	138,412
Gain on disposal of equipment	(3,051)	(5,745)	(22,732)
Loss on foreign currency forward exchange contracts	231,162	247,805	108,312
Compensation expense related to awards and employee stock purchase plan	1,546,296	1,189,773	1,083,837
Changes in operating assets and liabilities:
Accounts receivable	(1,393,459)	(2,356,197)	1,588,451
Costs and estimated earnings in excess of billings on uncompleted contracts	(25,693)	165,019	51,894
Inventories	(6,170,829)	(270,056)	(2,479,776)
Prepaid expenses and other assets	250,634	(301,856)	4,987
Other non-current assets	(4,190,242)	118,738	(55,001)
Accounts payable	1,903,662	214,590	(840,429)
Accrued expenses	1,313,638	(507,508)	560,214
Deferred sales	(8,437)	(90,783)	(29,171)

Net cash (used in) provided by operating activities	(1,027,391)	3,275,851	5,828,418

Cash flows from investing activities:
Purchases of marketable securities	(30,190,048)	(54,205,995)	(51,498,176)
Capital expenditures	(3,219,888)	(3,919,601)	(2,851,630)
Proceeds from the sale of equipment	27,446	12,272	26,563
Maturities and sales of marketable securities	33,659,852	52,177,589	48,604,495

Net cash provided by (used in) investing activities	277,362	(5,935,735)	(5,718,748)

Cash flows from financing activities:
Repayments of long-term debt	(132,210)	(123,297)	(114,985)
Payment of stock registration fees	—	(7,500)	—
Repurchase of common stock	(6,697,345)	(2,172,903)	—
Proceeds from stock options and employee stock purchase plan	274,563	1,467,040	1,626,221

Net cash (used in) provided by financing activities	(6,554,992)	(836,660)	1,511,236

Net (decrease) increase in cash and cash equivalents	(7,305,021)	(3,496,544)	1,620,906

Cash and cash equivalents at beginning of year	12,284,307	15,780,851	14,159,945

Cash and cash equivalents at end of year	$4,979,286	$12,284,307	$15,780,851

Supplemental disclosure of cash flow information:
Cash paid for interest expense	$146,897	$155,811	$164,123

Cash paid for income taxes	$415,892	$321,345	$273,828

Supplemental disclosure of noncash investing activity:
Changes in accounts payable related to fixed asset additions	$567,892	$162,287	$—
Changes in accrued liabilities related to fixed asset additions	—	233,617	—
Write-off of fully depreciated fixed assets	128,325	75,013	—

Supplemental disclosure of noncash financing activity:
Common stock received for option exercise	$—	$244,360	$152,271
Retirement of treasury stock	—	244,360	152,271
Employee stock purchase plan activity	6,028	4,268	—

See accompanying Notes to Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

(all tabular amounts in thousands except share and per share amounts)

(1)	Summary of Significant Accounting Policies

(a)	Description of Business

KVH Industries, Inc. (the Company or KVH) develops, manufactures and markets mobile communications products for the marine, land mobile and in-flight markets, and navigation, guidance and stabilization products for both defense and commercial markets.

KVH’s mobile communications products enable customers to receive live digital television, telephone and Internet services in their automobiles, recreational vehicles and marine vessels while in motion via satellite and wireless services. KVH sells its mobile communications products through an extensive international network of retailers, distributors and dealers. KVH also leases the TracPhone V7 product directly to end users.

KVH’s mobile communications service sales includes sales earned from product repairs, sales from satellite telephone and Internet usage services, and certain DIRECTV and DISH Network account subsidies and referral fees earned in conjunction with the sale of its products. KVH provides, for monthly usage fees, third-party satellite connectivity for voice, data and Internet services to its Inmarsat TracPhone customers who choose to activate their subscriptions with KVH. KVH also earns monthly fixed and usage fees for satellite connectivity sales from Broadband Internet, data and VOIP service to its TracPhone V7 customers. Under current DIRECTV and DISH Network programs, KVH is eligible to receive a one-time subsidy for each receiver activated for service and a new mobile account activation fee from DIRECTV and DISH Network for each customer who activates their DIRECTV or DISH Network service directly through KVH. In addition, KVH sells extended warranty programs primarily for its mobile communications products.

KVH offers precision fiber optic gyro-based systems that enable platform stabilization and munitions guidance. KVH’s guidance and stabilization products also include tactical navigation systems that provide uninterrupted access to navigation and pointing information in a spectrum of military vehicles, including tactical trucks and light armored vehicles. KVH’s guidance and stabilization products are sold directly to U.S. and allied governments and government contractors, as well as through an international network of authorized independent sales representatives. In addition, KVH’s guidance and stabilization products have numerous commercial applications such as train location control and track geometry measurement systems, industrial robotics and optical stabilization.

KVH’s guidance and stabilization service sales includes product repairs and engineering services provided under development contracts.

(b)	Principles of Consolidation

The consolidated financial statements include the financial statements of KVH Industries, Inc. and its wholly owned subsidiary, KVH Europe. Given that KVH Europe operates as the Company’s European and international distributor, all of its operating expenses are reflected within sales, marketing and support within the accompanying consolidated statements of operations. All significant inter-company accounts and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform with the current year presentation.

(c)	Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial

KVH INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008, 2007 and 2006

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

Cash, cash equivalents and marketable securities. The Company is potentially subject to financial instrument concentration of credit risk through its cash, cash equivalent and marketable securities investments. To mitigate these risks the Company maintains cash, cash equivalents and marketable securities with reputable and nationally recognized financial institutions. As of December 31, 2008, $37.7 million classified as marketable securities was held by Wachovia Securities, LLC, and substantially all of the cash and cash equivalents was held by Bank of America, N.A. See note 2 for a description of marketable securities.

Trade accounts receivable. Concentrations of risk with respect to trade accounts receivable are generally limited due to the large number of customers and their dispersion across several geographic areas. Although the Company does not foresee credit risk associated with these receivables to deviate from historical experience, repayment is dependent upon the financial stability of those individual customers. The Company establishes reserves for potential bad debts and evaluates, on a monthly basis, the adequacy of those reserves based upon historical experience and its expectations for future collectability concerns. Activity within the Company’s allowance for doubtful accounts for the periods presented is as follows:

	2008	2007	2006
Beginning balance	$256	$693	$626
Additions charged to expense	260	87	138
Deductions (write-offs/recoveries) from reserve	(183)	(524)	(71)

Ending balance	$333	$256	$693

Included in the reserve balance as of December 31, 2005 was a $492,000 specific reserve resulting from a voluntary liquidation under local law of a European distributor during 2004. As the liquidation was finalized in 2007, the Company wrote-off the entire remaining account and reserve of $492,000 related to this distributor in 2007. Also, included in the beginning reserve balance as of December 31, 2007 was a $129,000 specific reserve related to a distributor who ultimately went bankrupt in 2008. As the bankruptcy was finalized in 2008, the Company wrote-off the entire remaining account and reserve of $129,000 related to this distributor in 2008.

(e)	Revenue Recognition

Product sales. Product sales are recognized when persuasive evidence of an arrangement exists, goods are shipped, title has passed and collectability is reasonably assured. The Company’s standard sales terms require that:

•	All sales are final;

•	Terms are generally either Net 30 or Net 45;

KVH INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008, 2007 and 2006

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

Lease financing. Lease financing consists of sales-type leases of the TracPhone V7. The Company records the leases at a price equivalent to normal selling price and in excess of the cost or carrying amount. Upon delivery, the Company records the present value of all payments (net of executory costs) under these leases as revenues, and the related costs of the product are charged to cost of sales. Income is recognized throughout the lease term (3 years) using an implicit interest rate equal to the U.S. Prime Rate plus one percent. To date, lease sales have not been a significant factor of the Company’s net sales.

Contracted service sales. Customer and government-agency contracted engineering service and grant sales under development contracts are recognized during the period in which the Company performs the service or development efforts in accordance with the agreement. Services performed under these types of contracts include engineering studies, surveys, prototype development and program management. Performance is determined principally by comparing the accumulated costs incurred to date with management’s estimate of the total cost to complete the contracted work. Costs and recognized proportionate income not yet billed are recognized within the accompanying consolidated balance sheets in the caption “costs and estimated earnings in excess of billings on uncompleted contracts.”

Sales related to customer contracts that call for standard product modification or enhancement are recognized upon the complete delivery and title transfer of all customer-approved products. Costs of contracts in progress are accumulated within the accompanying consolidated balance sheets in the caption “costs and estimated earnings in excess of billings on uncompleted contracts” and relieved upon product delivery or when billed.

Revisions to costs and income estimates are reflected in the period in which the facts that require revision become known. Any advance payments arising from such extended-term development contracts are recorded as deposits. If, in any period, estimated total costs under a contract indicate a loss, then such loss is provided for in that period. To date, contracted service revenue has not been a significant portion of the Company’s total sales.

Product service sales. Product service sales other than under development contracts are recognized when completed services are provided to the customer and collectability is reasonably assured. The Company establishes reserves for credit and allowances, and evaluate, on a monthly basis, the adequacy of those reserves based upon historical experience and its expectations for the future. To date, product service sales have not been a significant portion of the Company’s total sales.

KVH INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008, 2007 and 2006

(all tabular amounts in thousands except share and per share amounts)

(1)	Summary of Significant Accounting Policies—(continued)

Satellite connectivity sales. Directly sold and re-sold satellite connectivity service for voice, data and Internet is recognized monthly based upon minutes or megabytes of traffic processed or contracted fixed fee schedules. All subscribers enter into a contracted one year minimum service agreement. The Company records all satellite connectivity service sales to subscribers as gross sales, as the Company is the primary obligor in the contracted service arrangement. All associated regulatory service fees and costs are recorded net in the consolidated financial statements. The accounting estimates related to the recognition of satellite connectivity service sales in the results of operations require the Company to make assumptions about future billing adjustments for disputes with subscribers as well as unauthorized usage. To date, satellite connectivity service sales have not been a significant portion of the Company’s total sales.

Extended warranty sales. The Company sells extended warranty contracts primarily on mobile communications products. Sales under these contracts is recognized ratably over the contract term. To date, warranty sales have not been a significant portion of the Company’s total sales.

DIRECTV and DISH Network subsidies and commissions. One-time subsidies and new mobile account activation fees from DIRECTV or DISH Network for customers who activate their DIRECTV or DISH Network service directly through KVH are recognized in the month of activation. The Company establishes reserves for potential credits for early customer cancellations, on a quarterly basis. The adequacy of those reserves is based upon historical experience. To date, such payments from DIRECTV and DISH Network have not been a significant portion of the Company’s total sales.

(f)	Fair Value of Financial Instruments

The carrying amounts of accounts receivable, costs and estimated earnings in excess of billings on uncompleted contracts, prepaid expenses and other current and non-current assets, accounts payable and accrued expenses approximate fair value due to the short maturity of these instruments. The carrying amount of the Company’s mortgage loan approximates fair value based on currently available quoted rates of similarly structured mortgage facilities. See note 2 for information on the fair value of the Company’s marketable securities.

(g)	Cash, Cash Equivalents and Marketable Securities

In accordance with the Company’s investment policy, cash in excess of operational needs is invested in money market funds, United States treasuries, investment grade asset-backed corporate securities, certificates of deposit and government and non-government debt securities, which are reflected within marketable securities in the accompanying consolidated balance sheets. The Company considers all highly liquid investments, not included within marketable securities, with an original maturity of ninety days or less, as of the date of purchase, to be cash equivalents. The Company determines the appropriate classification of marketable securities at each balance sheet date. As of December 31, 2008 and 2007, all of the Company’s marketable securities have been designated as available-for-sale and are carried at their fair value with unrealized gains and losses included in accumulated other comprehensive income (loss) in the accompanying consolidated balance sheets.

The Company reviews investments in debt securities for other than temporary impairment whenever the fair value of an investment is less than amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time. To determine whether an impairment is other-than-temporary,

KVH INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008, 2007 and 2006

(all tabular amounts in thousands except share and per share amounts)

(1)	Summary of Significant Accounting Policies—(continued)

the Company considers whether it has the ability and the intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, compliance with the Company’s investment policy, the severity and duration of the impairment, changes in value subsequent to year-end and forecasted performance of the investee. The Company has reviewed its securities with unrealized losses as of December 31, 2008 and 2007, and has concluded that no other-than-temporary impairments exist.

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

The Company’s management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset or asset group to undiscounted future net cash flows expected to be generated by the asset or asset group. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

(k)	Product Warranty

The Company’s products carry limited warranties that range from one to three years and vary by product. The warranty period begins on the date of retail purchase by the original purchaser. The Company accrues estimated product warranty costs at the time of sale and any additional amounts are recorded when such costs are probable and can be reasonably estimated. Factors that affect the Company’s warranty liability include the number of units sold, historical and anticipated rates of warranty repairs and the cost per repair. Warranty and related costs are reflected within sales, marketing and support in the accompanying statements of operations. As of December 31, 2008 and 2007, the Company had accrued product warranty costs of approximately $1,139,000 and $778,000 respectively. The following table summarizes product warranty activity during 2008 and 2007:

	2008	2007
Beginning balance	$778	$539
Charges to expense	1,429	1,115
Costs incurred	(1,068)	(876)

Ending balance	$1,139	$778

KVH INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008, 2007 and 2006

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

Expenditures for research and development, including customer-funded research and development, are expensed as incurred. Revenue from customer-funded research and development is included in net sales, and the related product development costs are included in cost of goods sold. Revenue and related development costs from customer-funded research and development are as follows:

	Year ended December 31,
	2008	2007	2006
Customer-funded revenues	$1,286	$747	$2,073
Customer-funded costs	1,011	638	2,060

In addition to the expenses listed above, the Company has incurred a total of $3.2 million in development costs related to a long-term antenna development and production agreement that was entered into on February 18, 2008. These development costs are reflected in other non-current assets, as the Company has a contractual right to recover these costs. See note 13 for further discussion.

(n)	Advertising Costs

Costs related to advertising are expensed as incurred. Advertising expense was $2.1 million, $2.5 million, and $2.3 million for the years ended December 31, 2008, 2007 and 2006, respectively, and is included in sales, marketing, and support expense in the accompanying consolidated statements of operations.

(o)	Foreign Currency Translation

The financial statements of the Company’s foreign subsidiary, located in Denmark, are maintained in the United States dollar functional currency for both reporting and consolidation purposes. Exchange rates in effect on the date of the transaction are used to record monetary assets and liabilities. Revenue and other expense elements are recorded at rates that approximate the rates in effect on the transaction dates. Realized foreign currency remeasurement gains and losses are recognized within “other expense” in the accompanying consolidated statements of operations. For the years ended December 31, 2008, 2007 and 2006, foreign currency gains approximated $0.0 million, $0.1 million, and $0.1 million, respectively.

(p)	Income Taxes

Income taxes are accounted for under the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. In accordance with SFAS No. 109, the Company has adopted a tax planning strategy to support the realization of a portion of its total domestic deferred tax assets. See note 8 for further discussion.

KVH INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008, 2007 and 2006

(all tabular amounts in thousands except share and per share amounts)

(1)	Summary of Significant Accounting Policies—(continued)

(q)	Net Income per Common Share

Basic net income per share is calculated based on the weighted average number of common shares outstanding during the period. Diluted net income per share incorporates the dilutive effect of common stock equivalent options, warrants and other convertible securities, if any, as determined in accordance with the treasury stock accounting method. Common stock equivalents related to options and restricted stock awards for 1,399,131, 1,519,304, and 1,083,457 shares of common stock for the years ended December 31, 2008, 2007, and 2006, respectively, have been excluded from the fully diluted calculation of net income per share, as inclusion would be anti-dilutive.

A reconciliation of the basic and diluted weighted average common shares outstanding is as follows:

	2008	2007	2006
Weighted average common shares outstanding—basic	14,372,626	14,964,410	14,786,898
Dilutive common shares issuable in connection with stock plans	3,911	19,089	128,129

Weighted average common shares outstanding—diluted	14,376,537	14,983,499	14,915,027

(r)	Foreign Currency Forward Exchange Contracts

The Company’s foreign subsidiary, located in Denmark, occasionally enters into foreign currency forward exchange contracts to reduce the impact of changes in foreign exchange rates between the United States dollar and the Euro on consolidated results of operations and future foreign currency-denominated cash flows. These contracts primarily reduce the exposure on currency movements affecting existing trade receivables, payables, operating expenses and forecasted purchases and sales. The Company accounts for foreign currency forward exchange contracts at fair value and records any changes in fair value within “other expense” in the accompanying statements of operations.

The Company recorded foreign currency contract losses of approximately $231,000, $248,000 and $108,000, for the years ended December 31, 2008, 2007 and 2006, respectively.

The Company was not party to any foreign currency forward exchange contracts at December 31, 2008 and 2007.

(s)	Contingent Liabilities

The Company estimates the amount of potential exposure it may have with respect to claims, assessments and litigation in accordance with SFAS No. 5. The Company is not party to any lawsuit or proceeding that, in management’s opinion, is likely to materially harm the Company’s business, results of operations, financial condition or cash flows, as described in note 15. It is not always possible to predict the outcome of litigation, as it is subject to many uncertainties. Additionally, it is not always possible for management to make a meaningful estimate of the potential loss or range of loss associated with such litigation. As of December 31, 2008, no losses have been accrued with respect to pending litigation.

KVH INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008, 2007 and 2006

(all tabular amounts in thousands except share and per share amounts)

(1)	Summary of Significant Accounting Policies—(continued)

value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which the Company adopted on January 1, 2008. In February 2008, the FASB issued FSP SFAS No. 157-2. This FSP permits the delayed application of No. SFAS 157 for all non-recurring fair value measurements of non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008. The Company does not expect the adoption of this statement will have a material impact on the Company’s financial position or results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS No. 161). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS No. 161 applies to all derivative instruments within the scope of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS No. 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS No. 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. The Company does not expect the adoption of this statement will have a material impact on the Company’s financial position or results of operations.

(2)	Marketable Securities

Included in marketable securities as of December 31, 2008 and 2007 are the following:

December 31, 2008	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market mutual funds	$24,047	$—	$—	$24,047
Government agency bonds	6,013	47	—	6,060
United States treasuries	3,980	84	—	4,064
Certificates of deposit	3,511	—	(2)	3,509

Total marketable securities designated as available for sale	$37,551	$131	$(2)	$37,680

December 31, 2007	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market mutual funds	$40,000	$—	$—	$40,000
Corporate obligations	987	34	—	1,021

Total marketable securities designated as available for sale	$40,987	$34	$—	$41,021

KVH INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008, 2007 and 2006

(all tabular amounts in thousands except share and per share amounts)

(2)	Marketable Securities—(continued)

The amortized costs and estimated fair value of debt securities as of December 31, 2008 and 2007 are shown below by effective maturity. Effective maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

December 31, 2008	Amortized Cost	Estimated Fair Value
Due in less than one year	$31,547	$31,580
Due after one year and within two years	6,004	6,100

	$37,551	$37,680

December 31, 2007	Amortized Cost	Estimated Fair Value
Due in less than one year	$40,987	$41,021

	$40,987	$41,021

No realized gains or losses were recognized on the Company’s marketable securities during the year ended December 31, 2008 and 2007.

(3)	Inventories

Inventories as of December 31, 2008 and 2007 include the costs of material, labor, and factory overhead. Inventories consist of the following:

	December 31,
	2008	2007
Raw materials	$10,680	$5,628
Finished goods	1,385	2,386
Work in process	3,419	1,299

	$15,484	$9,313

(4)	Property and Equipment

Property and equipment, net, as of December 31, 2008 and 2007 consist of the following:

	December 31,
	2008	2007
Land	$807	$807
Building and improvements	5,653	5,623
Leasehold improvements	2,225	1,936
Machinery and equipment	16,306	13,252
Office and computer equipment	7,069	6,771
Motor vehicles	276	313

	32,336	28,702
Less accumulated depreciation	(19,050)	(16,963)

	$13,286	$11,739

KVH INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008, 2007 and 2006

(all tabular amounts in thousands except share and per share amounts)

(4)	Property and Equipment —(continued)

Depreciation for the years ended December 31, 2008, 2007 and 2006 amounted to approximately $2.2 million, $2.1 million, and $1.9 million, respectively.

(5)	Debt and Line of Credit

In January 1999, the Company entered into a mortgage loan in the amount of $3.0 million. The note term was 10 years, with a principal amortization of 20 years at a fixed rate of interest of 7%. Land, building and improvements with an approximate carrying value of $5.8 million as of December 31, 2008, secured the mortgage loan. The monthly mortgage payment was approximately $23,000, including interest and principal. Due to the difference in the term of the note and amortization of the principal, a balloon payment of approximately $2.0 million was due on February 1, 2009. The Company made the final $2.0 million balloon payment on the mortgage loan on January 30, 2009. The mortgage principal paid during the year ended December 31, 2008 totaled approximately $132,000. Interest expense on the mortgage approximated $147,000, $156,000 and $164,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

The following is a summary of future principal payments under the mortgage:

Year ending December 31,	Principal Payment
2009	$2,026

Total outstanding at December 31, 2008	$2,026

Since March 27, 2000, the Company has maintained a credit and security agreement providing for a maximum $15.0 million line of credit. On December 31, 2008, certain terms and conditions contained in the credit and security agreement were amended to, among other things: (i) extend the maturity date of the line of credit to December 31, 2011; (ii) eliminate the quarterly commitment fee and replace it with an unused portion of the line of credit fee ranging from .30% to .40% of the daily average unused amounts; and (iii) increase the margin for borrowings by the Company under the line of credit based in Euros from 1.5% to 1.75%. In the event of a draw down, the Company would pay interest at a rate equal to, at its option, the BBA Libor Daily Floating Rate plus 1.75% or the Eurodollar Rate plus 1.75%. The line of credit contains two financial covenants, a Leverage Ratio and a Fixed Charge Ratio, that apply in the event that the Company’s consolidated cash, cash equivalents and marketable securities balance falls below $25.0 million at any time. The Company was compliant with these two financial covenants throughout 2008. The Company may terminate the loan agreement prior to its full term, provided the bank is given 30 days written notice. At December 31, 2008 and 2007, no borrowings were outstanding under the facility.

Total commitment fees related to the line of credit were approximately $16,000 for each of the three years ended December 31, 2008, 2007 and 2006.

(6)	Commitments and Contingencies

The Company has certain operating leases for facilities, automobiles, and various equipment. The following reflects future minimum payments under operating leases that have initial or remaining non-cancelable lease terms in excess of one year at December 31, 2008:

KVH INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008, 2007 and 2006

(all tabular amounts in thousands except share and per share amounts)

(6)	Commitments and Contingencies—(continued)

Years ending December 31,	Operating Leases
2009	$2,515
2010	2,495
2011	2,463
2012	2,069
2013	2,031
Thereafter	323

Total minimum lease payments	$11,896

Total rent expense incurred under facility operating leases for the years ended December 31, 2008, 2007 and 2006 amounted to $929,000, $880,000, and $738,000, respectively.

In the normal course of business, the Company enters into unconditional purchase order obligations with its suppliers for inventory and other operational purchases. Outstanding and unconditional purchase order obligations, which generally are for a period of less than one year, approximated $19.8 million as of December 31, 2008.

As of December 31, 2008, the Company had a standby letter of credit in the amount of approximately $0.2 million outstanding in support of a customer deposit. The Company did not enter into any other off-balance sheet commitments, guarantees, or standby repurchase obligations as of December 31, 2008.

(7)	Stockholders’ Equity

(a)	Employee Stock Options

Options are granted with an exercise price equal to the fair market value of the common stock on the date of grant and generally vest in equal annual amounts over four years beginning on the first anniversary of the date of the grant. No options are exercisable for periods of more than 5 years after date of grant. Under the Company’s Amended and Restated 2006 Stock Incentive Plan, each share issued under awards other than options will reduce the number of shares reserved for issuance by two shares. Shares issued under options will reduce the shares reserved for issuance on a share-for-share basis. All plans were approved by the Company’s shareholders, pursuant to which 4,915,000 shares of the Company’s common stock were reserved for issuance. As of December 31, 2008, 3,537,745 options and awards to purchase shares of common stock had been issued or expired and 1,377,255 were available for future grants. The Compensation Committee of the Board of Directors administers the plans, approves the individuals to whom options will be granted and determines the number of shares and exercise price of each option. Outstanding options under the plans at December 31, 2008 expire from February 2009 through December 2013. None of the Company’s outstanding options includes performance-based or market-based vesting conditions as of December 31, 2008.

The Company has estimated the fair value of each option grant on the date of grant using the Black-Scholes option-pricing model. The expected volatility assumption is based on the historical weekly price data of the Company’s common stock over a period equivalent to the weighted average expected life of the Company’s options. The expected term of options granted is derived using assumed exercise rates based on historical exercise patterns and represents the period of time the options granted are expected to be outstanding. The risk-free interest rate is based on the actual U.S. Treasury zero-coupon rates for bonds matching the expected term of the option as of the option grant date. The dividend yield of zero is based upon the fact that the Company has not

KVH INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008, 2007 and 2006

(all tabular amounts in thousands except share and per share amounts)

(7)	Stockholders’ Equity—(continued)

historically declared or paid cash dividends, and does not expect to declare or pay dividends in the foreseeable future. The Company has applied an estimated forfeiture rate of 10% for option grants awarded subsequent to January 1, 2006. The forfeiture rate is based substantially on the history of cancellations of similar options granted in prior years. The forfeiture rate will be revised, if necessary, based on actual experience.

The fair value of stock options granted was estimated using the Black-Scholes option-pricing model. The per share weighted-average fair values of stock options granted during 2008, 2007 and 2006 were $2.61, $4.26, and $5.44, respectively. The weighted-average assumptions used to value options as of their grant date were as follows:

	Year Ended December 31,
	2008	2007	2006
Risk-free interest rate	2.75%	4.39%	4.56%
Expected volatility	36.0%	49.1%	52.8%
Expected life (in years)	4.08	4.19	4.35
Dividend yield	0%	0%	0%

The changes in outstanding employee stock options for the year ended December 31, 2008, is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2007	1,533,423	$11.43
Granted	166,800	8.00
Exercised	(2,062)	7.92
Expired, canceled or forfeited	(445,263)	12.81

Outstanding at December 31, 2008	1,252,898	$10.48	2.21	$20

Exercisable at December 31, 2008	762,198	$10.78	1.75	$19

The following table summarizes information about employee stock options as of December 31, 2008:

Range of Exercise Prices	Number Outstanding	Average Remaining Life (in Years)	Outstanding Weighted Average Exercise Price	Number Exercisable	Exercisable Weighted Average Exercise Price
$ 4.25 – $ 8.89	280,576	3.34	$8.06	161,776	$7.80
9.07 – 12.65	854,072	2.24	10.59	482,172	10.63
15.46 – 15.46	118,250	0.15	15.46	118,250	15.46

	1,252,898	2.21	$10.48	762,198	$10.78

The total aggregate intrinsic value of options exercised was approximately $2,400, $559,000, and $969,000 in 2008, 2007, and 2006, respectively. The total aggregate intrinsic value of options exercisable at December 31, 2007 and 2006 was approximately $5,000 and $1,012,000, respectively. The total aggregate intrinsic value of options outstanding at December 31, 2007 and 2006 was approximately $7,000 and $1,267,000, respectively. The weighted average remaining contractual term for options outstanding at December 31, 2007 was 2.44 years.

KVH INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008, 2007 and 2006

(all tabular amounts in thousands except share and per share amounts)

(7)	Stockholders’ Equity—(continued)

As of December 31, 2007, the number of options exercisable was 847,826 and the weighted average exercise price of those options was $12.24 per share. The weighted average remaining contractual term for options exercisable at December 31, 2007 was 1.63 years.

As of December 31, 2008, there was approximately $1.5 million of total unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted-average period of 1.96 years. In 2008, 2007 and 2006, the Company recorded compensation charges of approximately $1,149,000, $1,099,000 and $1,053,000, respectively, related to stock options. During 2008, 2007 and 2006, cash received under stock option plans for exercises was approximately $16,331, $1,144,000 and $1,448,000, respectively.

In 2007 and 2006, an employee exercised stock options and delivered 25,996 and 12,153 shares of common stock to the Company in payment of the exercise price, respectively. The shares were valued on the basis of the closing price of the Company’s common stock on the date of exercise.

(b)	Restricted Stock

The Company granted 298,709 restricted stock awards to employees under the terms of the Amended and Restated 2006 Stock Incentive Plan for the year ended December 31, 2008. The restricted stock awards vest annually over four years from the date of grant subject to the recipient remaining a service provider through the applicable vesting dates. Compensation expense for restricted stock awards is measured at fair value on the date of grant based on the number of shares granted and the quoted market closing price of the Company’s common stock. Such value is recognized as expense over the vesting period of the award, net of estimated forfeitures. The weighted-average grant-date fair value of restricted stock granted in 2008 was $8.61 per share.

A total of 99,375 of the restricted stock awards granted during the year ended December 31, 2008 were performance-based awards granted to executives. These restricted stock awards were to vest ratably over four years, the first portion of which were to vest on February 28, 2009, provided that the total sales of the Company for the year ending December 31, 2008 were at least 20% higher than the sales of the Company for the year ended December 31, 2007. The Company did not reach the performance based restricted stock awards revenue criteria for vesting. As a result, no stock-based compensation expense was recorded on the restricted stock awards.

As of December 31, 2008, there was approximately $1.4 million of total unrecognized compensation expense related to restricted stock awards, which is expected to be recognized over a weighted-average period of 3.27 years. In 2008 and 2007, the Company recorded compensation charges of approximately $317,000 and $42,000, respectively, related to restricted stock awards.

Restricted stock activity under the Amended and Restated 2006 Stock Incentive Plan for 2008 is as follows:

	Number of Shares	Weighted- average grant date fair value
Outstanding at December 31, 2007, nonvested	54,481	$9.79
Granted	298,709	8.61
Vested	(14,226)	9.66
Forfeited	(125,006)	8.90

Outstanding at December 31, 2008, nonvested	213,958	$8.68

KVH INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008, 2007 and 2006

(all tabular amounts in thousands except share and per share amounts)

(7)	Stockholders’ Equity—(continued)

(c)	Employee Stock Purchase Plan

Under the Company’s Amended and Restated Employee Stock Purchase Plan (ESPP), the Company is authorized to issue up to 500,000 shares of common stock, of which 60,691 shares remain available as of December 31, 2008.

The ESPP covers substantially all of the Company’s employees in the United States and Denmark. Under the terms of the ESPP, eligible employees can elect to have up to six percent of their pre-tax compensation on a semi-annual basis withheld to purchase shares of the Company’s common stock. The ESPP allows eligible employees the right to purchase the Company’s common stock on a semi-annual basis at 85% of the market price at the end of each purchase period. During 2008, 2007 and 2006, 40,511, 27,062, and 10,000 shares, respectively, were issued under this plan. The Company utilizes the Black-Scholes option-pricing model to calculate the fair value of these discounted purchases. The fair value of the 15% discount is recognized as compensation expense over the purchase period. The Company applies a graded vesting approach because the ESPP provides for multiple purchase periods and is, in substance, a series of linked awards. In 2008, 2007 and 2006, the Company recorded compensation charges of approximately $80,000, $49,000 and $31,000, respectively, related to the ESPP. During 2008, 2007 and 2006, cash received under the ESPP was approximately $258,000, $262,000 and $178,000, respectively.

(8)	Income Taxes

Income tax expense for the years ended December 31, 2008, 2007 and 2006 attributable to income from operations is presented below.

	Current	Deferred	Total
Year ended December 31, 2008
Federal	$38	$—	$38
State	126	—	126
Foreign	499	(15)	484

	$663	$(15)	$648

Year ended December 31, 2007
Federal	$(46)	$—	$(46)
State	67	—	67
Foreign	76	147	223

	$97	$147	$244

Year ended December 31, 2006
Federal	$70	$—	$70
State	67	—	67
Foreign	172	40	212

	$309	$40	$349

KVH INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008, 2007 and 2006

(all tabular amounts in thousands except share and per share amounts)

(8)	Income Taxes—(continued)

The actual income tax expense differs from the “expected” income tax expense computed by applying the United States Federal corporate income tax rate of 34% to income before taxes as follows:

	Year Ended December 31,
	2008	2007	2006
Computed “expected” tax expense	$1,261	$933	$1,369
Increase (decrease) in income taxes resulting from:
State income tax expense, net of federal benefit	(312)	44	44
Non-deductible expenses	91	31	76
Foreign tax rate and regulation differential	(27)	—	(43)
Federal research and development credits	(350)	—	—
Adjustments to operating loss carry-forwards	(115)	162
Change in valuation allowance	100	(926)	(1,097)

Net income tax expense	$648	$244	$349

The components of results of operations before income taxes, determined by tax jurisdiction, are as follows:

	Year Ended December 31,
	2008	2007	2006
United States	$1,952	$1,868	$3,304
Denmark	1,754	875	720

Total	$3,706	$2,743	$4,024

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities for the periods presented are as follows:

	December 31,
	2008	2007
Deferred tax assets:
Accounts receivable, due to allowance for doubtful accounts	$224	$291
Inventories	571	440
Operating loss carry-forwards	2,613	4,925
Stock-based compensation expense	1,131	725
Intangibles due to differences in amortization	102	127
Research and development, alternative minimum tax credit carry-forwards	860	598
Foreign tax credit carry-forwards	873	—
State tax credit carry-forwards	789	326
Accrued expenses	905	356

Gross deferred tax assets	8,068	7,788

Deferred tax liability:
Property and equipment, due to differences in depreciation	(578)	(413)

Less valuation allowance	(4,124)	(4,024)

Net deferred tax assets	$3,366	$3,351

KVH INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008, 2007 and 2006

(all tabular amounts in thousands except share and per share amounts)

(8)	Income Taxes—(continued)

As of December 31, 2008, approximately $32,000 of the Company’s net deferred tax assets is attributable to future deductible amounts within the Danish tax jurisdiction for the Company’s wholly owned subsidiary located in Denmark.

As of December 31, 2008, the Company had federal net operating loss carry-forwards available to offset future taxable income of approximately $7.3 million. The Company also had state net operating loss carry-forwards available to offset future state taxable income of approximately $3.1 million. The federal net operating loss carry-forwards expire in years 2023 through 2024. State net operating loss carry-forwards expire in years 2009 through 2012. The tax benefit related to approximately $5.2 million of federal and approximately $2.7 million of state net operating loss carry-forwards would occur upon utilization of these deferred tax assets to reduce taxes payable and would result in a credit to additional paid-in capital within stockholders’ equity rather than the provision for income taxes.

As of December 31, 2008, the Company had federal research and development tax credit carry-forwards in the amount of $716,000 that expire in years 2020 through 2028, and foreign tax credit carry-forwards in the amount of $873,000 that expire in years 2015 through 2018. The Company also had alternative minimum tax credits of $144,000 that have no expiration date. As of December 31, 2008, the Company had state research and development tax credit carry-forwards in the amount of $836,000 that expire in years 2012 through 2015. The Company also had other state tax credit carry-forwards of $358,000 available to reduce future state tax expense that expire in years 2009 through 2014.

The Company’s ability to utilize these net operating loss carry-forwards and credits may be limited in the future if the Company experiences an ownership change pursuant to Internal Revenue Code Section 382. An ownership change occurs when the ownership percentages of 5% or greater stockholders changes by more than 50% over a three-year period.

For the years ended December 31, 2008 and 2007, the Company generated net income of $3.1 million and $2.5 million, respectively. In assessing the realizability of its net deferred tax assets, the Company considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends upon the generation of future taxable income during the periods in which those temporary differences become deductible. As of December 31, 2008 and 2007, the Company has recorded a valuation allowance against a portion of its deferred tax assets and it believes that, after considering all of the available objective evidence, including available tax planning strategies, historical and prospective results of operations, with greater weight given to historical evidence, it is more likely than not that a portion of the asset will not be realized. The amount of valuation allowance increased by approximately $0.1 million from December 31, 2007 to approximately $4.1 million as of December 31, 2008. Should the Company generate net income in 2009 and project net income for 2010 and beyond, the Company may determine, after considering all available objective evidence, that it is more likely than not that all of its net deferred tax assets would be realized. Should that determination be made, the Company would reverse all or a portion of its deferred tax assets valuation allowance at such time and recognize a reduction of income tax expense (as of December 31, 2008 the amount of any reduction which would impact income tax expense was approximately $2.0 million). In addition, as a portion of the Company’s deferred tax asset was generated from excess tax deductions from share-based payment awards, pursuant to SFAS No. 123(R), a portion of such valuation allowance reversal would be recorded to additional paid-in capital when the deduction reduces taxes payable (as of December 31, 2008 such amount would have been $1.9 million).

KVH INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008, 2007 and 2006

(all tabular amounts in thousands except share and per share amounts)

(8)	Income Taxes—(continued)

The Company’s tax planning strategy provides a basis for the realization of a portion of its total domestic deferred tax assets as of December 31, 2008 and 2007. Specifically, as of December 31, 2008 and 2007, the Company had approximately $3.3 million of U.S. net deferred tax assets, which consist of federal net operating loss carry-forwards available to offset future taxable income. The Company’s strategy to utilize these assets is based upon its ability to sell its property located in Middletown, Rhode Island for the express purpose of generating taxable income to utilize these loss carry forwards before they expire. This tax strategy is not an action that the Company ordinarily would take, but would take, if necessary, to realize tax benefits prior to expiration. The U.S. net deferred tax assets as of December 31, 2008 of approximately $3.3 million are derived from the Company’s net estimate that the property sale would generate net taxable gains, should the Company decide to execute on its strategy to utilize the benefit of its net deferred tax assets. Because the realizable value of the Company’s net deferred tax assets is derived from the fair market valuation of the Middletown property, future tax expense and/or benefit are highly correlated to changes in property values in Rhode Island.

The Company’s policy is that undistributed earnings of its foreign subsidiary are indefinitely reinvested and accordingly, certain U.S. federal and state income taxes have not been provided. Upon distribution of those earnings in the form of dividends or otherwise, the Company will be subject to additional U.S. and state income taxes (less foreign tax credits), as well as withholding taxes in Denmark. The amount of taxes attributable to the undistributed earnings is not practicably determinable.

The Company is currently performing a federal and state research and development tax credit review from 2000 through 2006. The Company anticipates identifying the benefit from this study in the second quarter of 2009.

The Company adopted the provisions of FASB Interpretation (FIN) No. 48 effective January 1, 2007. The Company did not have any material unrecognized tax benefits at January 1, 2007 and December 31, 2008. The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. The Company files United States Federal, state and Danish income tax returns. In general, the statute of limitations with respect to the Company’s United States Federal income taxes has expired for years prior to 2005, and the relevant state statutes vary. However, preceding years remain open to examination by United States Federal and state taxing authorities to the extent of future utilization of net operating losses and research and development tax credits generated in each preceding year. The Company generally is no longer subject to income tax examinations by the Danish tax authorities for years before 2005.

(9)	401(k) Plan

The Company has a 401(k) Plan (the Plan) for all eligible employees. Participants may defer a portion of their pre-tax earnings subject to limits determined by the Internal Revenue Service. Participants age 50 or older may be eligible to make additional contributions. As of December 31, 2008, the Company matches one half of the first 4% contributed by the Plan participants. The Company’s contributions vest over a four-year period from the date of enrollment in the Plan. Total Company matching contributions were approximately $301,400, $328,000 and $266,000 for the years ended December 31, 2008, 2007, and 2006, respectively. In addition, the Company may make contributions to the Plan at the discretion of the Compensation Committee of the Board of Directors. There were no discretionary contributions in 2008, 2007, and 2006.

KVH INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008, 2007 and 2006

(all tabular amounts in thousands except share and per share amounts)

(10)	Business and Credit Concentrations

Significant portions of the Company’s net sales are as follows:

	Year Ended December 31,
	2008	2007	2006
Net sales to foreign customers outside the U.S. and Canada	35.8%	25.0%	23.4%

For the years ended December 31, 2008, 2007, and 2006, no single customer accounted for 10% or more of the Company’s consolidated net sales.

(11)	Segment Reporting

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

The following table summarizes information regarding the Company’s operations by geographic segment:

	Sales Originating From
Year ended December 31, 2008	North America	Europe	Total
Mobile communication sales to the United States	$37,414	$—	$37,414
Mobile communication sales to Canada	1,136	—	1,136
Mobile communication sales to Europe	592	14,885	15,477
Mobile communication sales to other geographic areas	771	4,892	5,663
Guidance and stabilization sales to the United States	12,347	—	12,347
Guidance and stabilization sales to Canada	1,971	—	1,971
Guidance and stabilization sales to Europe	5,966	—	5,966
Guidance and stabilization sales to other geographic areas	2,430	—	2,430
Intercompany sales	11,655	—	11,655

Subtotal	74,282	19,777	94,059
Eliminations	(11,655)	—	(11,655)

Net sales	$62,627	$19,777	$82,404

Segment net income	$1,788	$1,270	$3,058
Depreciation	$2,181	$34	$2,215
Total assets	$89,048	$4,710	$93,758

KVH INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008, 2007 and 2006

(all tabular amounts in thousands except share and per share amounts)

(11) Segment Reporting—(continued)

	Sales Originating From
Year ended December 31, 2007	North America	Europe	Total
Mobile communication sales to the United States	$42,809	$—	$42,809
Mobile communication sales to Canada	615	—	615
Mobile communication sales to Europe	681	12,302	12,983
Mobile communication sales to other geographic areas	527	3,717	4,244
Guidance and stabilization sales to the United States	16,455	—	16,455
Guidance and stabilization sales to Canada	793	—	793
Guidance and stabilization sales to Europe	2,018	—	2,018
Guidance and stabilization sales to other geographic areas	998	—	998
Intercompany sales	9,847	—	9,847

Subtotal	74,743	16,019	90,762
Eliminations	(9,847)	—	(9,847)

Net sales	$64,896	$16,019	$80,915

Segment net income	$1,847	$652	$2,499
Depreciation	$2,106	$33	$2,139
Total assets	$88,064	$3,506	$91,570

	Sales Originating From
Year ended December 31, 2006	North America	Europe	Total
Mobile communication sales to the United States	$41,736	$—	$41,736
Mobile communication sales to Canada	566	—	566
Mobile communication sales to Europe	503	10,096	10,599
Mobile communication sales to other geographic areas	678	2,531	3,209
Guidance and stabilization sales to the United States	16,649	—	16,649
Guidance and stabilization sales to Canada	1,548	—	1,548
Guidance and stabilization sales to Europe	2,353	—	2,353
Guidance and stabilization sales to other geographic areas	2,313	—	2,313
Intercompany sales	7,043	85	7,128

Subtotal	73,389	12,712	86,101
Eliminations	(7,043)	(85)	(7,128)

Net sales	$66,346	$12,627	$78,973

Segment net income	$3,161	$513	$3,674
Depreciation	$1,968	$36	$2,004
Total assets	$85,896	$2,528	$88,424

(12)	Share Buyback Program

On July 26, 2007, the Company’s Board of Directors authorized a program to repurchase up to one million shares of the Company’s common stock. The repurchase program is funded using the Company’s existing cash and cash equivalents, marketable securities and future cash flows. Under the repurchase program, at management’s discretion, the Company may repurchase shares on the open market from time to time, in privately negotiated transactions or block transactions, or through an accelerated repurchase agreement. The timing of such repurchases depends on availability of shares, price, market conditions, alternative uses of capital, and applicable regulatory requirements. The program may be modified, suspended or terminated at any time without prior notice. The repurchase program has no expiration date. On November 6, 2008, the Company completed the repurchase program.

KVH INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008, 2007 and 2006

(all tabular amounts in thousands except share and per share amounts)

(12)	Share Buyback Program—(continued)

On November 26, 2008, the Board of Directors authorized a new share repurchase program pursuant to which the Company may purchase up to one million shares of the Company’s common stock. The terms and conditions are the same as those established under the program authorized on July 26, 2007. No other repurchase programs expired during the year ended December 31, 2008.

During the year ended December 31, 2008, the Company repurchased 837,280 shares of its common stock in open market transactions at a cost of approximately $6.7 million.

(13)	Long-Term Aviation Antenna Development and Production Agreement

On February 18, 2008, the Company entered into a $20.1 million long-term antenna development and production agreement (the “Agreement”). Under the terms of the Agreement, the Company will design, develop, and manufacture DIRECTV-compatible satellite television antennas to be used on narrowbody commercial aircraft operating in the United States. In accordance with Emerging Issues Task Force Issue No. 99-5, “Accounting for Pre-Production Costs Related to Long-Term Supply Arrangements,” and the Agreement, the Company has capitalized $3.2 million in related development costs, which the Company has a contractual right to recover, and are reflected in other non-current assets as of December 31, 2008. These costs will be expensed into cost of sales as antennas are sold in proportion to the number of antennas delivered versus the total contractual antenna production requirement. The Company expects to begin production of the antennas in the second quarter of 2009.

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

Level 1:	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. The Company’s Level 1 assets are investments in money market mutual funds, government agency bonds, United States treasuries and certificates of deposit.

Level 2:	Quoted prices for similar assets or liabilities in active markets; or observable prices that are based on observable market data, based on directly or indirectly market-corroborated inputs. The Company has no Level 2 inputs.

Level 3:	Unobservable inputs that are supported by little or no market activity, and are developed based on the best information available given the circumstances. The Company has no Level 3 inputs.

KVH INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008, 2007 and 2006

(all tabular amounts in thousands except share and per share amounts)

(14) Fair Value Measurements —(continued)

The following table presents financial assets at December 31, 2008 for which the Company measures fair value on a recurring basis, by level, within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
Assets
Money market mutual funds	$24,047	—	—	$24,047
Government agency bonds	6,060	—	—	6,060
United States treasuries	4,064	—	—	4,064
Certificates of deposit	3,509	—	—	3,509

Certain financial instruments are carried at cost on the consolidated balance sheets, which approximates fair value due to their short-term, highly liquid nature. These instruments include cash and cash equivalents, accounts receivable, accounts payable and accrued expenses.

(15)	Legal Matters

From time to time, the Company is involved in litigation incidental to the conduct of its business. In the ordinary course of business, KVH is a party to inquiries, legal proceedings and claims including, from time to time, disagreements with vendors and customers. The Company is not a party to any lawsuit or proceeding that, in management’s opinion, is likely to materially harm the Company’s business, results of operations, financial condition or cash flows.

(16)	Quarterly Financial Results (Unaudited)

Financial information for interim periods was as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share amounts)
2008
Product sales	$21,247	$19,162	$12,325	$17,207
Service sales	1,886	3,153	3,415	4,009
Gross profit	9,741	9,325	6,476	8,180
Income tax expense	193	255	110	90
Net income (loss)	$1,581	$1,984	$(812)	$306
Net income (loss) per share (a):
Basic and diluted	$0.11	$0.14	$(0.06)	$0.02

2007
Product sales	$18,628	$21,404	$15,337	$18,165
Service sales	1,770	1,843	2,229	1,540
Gross profit	7,593	9,865	6,987	8,021
Income tax expense (benefit)	178	332	(73)	(193)
Net income (loss)	$57	$1,501	$(20)	$962
Net income (loss) per share (a):
Basic and diluted	$0.00	$0.10	$0.00	$0.06

(a)	Income (loss) per share is computed independently for each of the quarters. Therefore, the income (loss) per share for the four quarters may not equal the annual income per share data.