Form 10-Q
period 2009-03-31
KVH INDUSTRIES INC \DE\
filed 2009-05-06
CIK 1007587

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Date	Class	Outstanding shares
May 6, 2009	Common Stock, par value $0.01 per share	13,971,092

KVH INDUSTRIES, INC. AND SUBSIDIARY

Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

KVH INDUSTRIES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts, unaudited)

	March 31, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$3,900	$4,979
Marketable securities	33,236	37,681
Accounts receivable, net of allowance for doubtful accounts of approximately $562 as of March 31, 2009 and $333 as of December 31, 2008	11,882	13,960
Inventories	14,408	15,484
Prepaid expenses and other assets	1,178	731
Costs and estimated earnings in excess of billings on uncompleted contracts	62	44
Deferred income taxes	32	32

Total current assets	64,698	72,911

Property and equipment, less accumulated depreciation of $19,642 as of March 31, 2009 and $19,050 as of December 31, 2008	12,955	13,286
Other non-current assets	4,900	4,226
Deferred income taxes	3,334	3,334

Total assets	$85,887	$93,757

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,755	$5,488
Accrued compensation and employee-related expenses	2,915	3,013
Accrued other	2,678	2,766
Accrued product warranty costs	1,063	1,139
Accrued professional services	299	256
Current portion of long-term debt	—	2,026

Total current liabilities	9,710	14,688

Commitments and contingencies (notes 3 and 11)
Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 1,000,000 shares; none issued	—	—
Common stock, $0.01 par value. Authorized 20,000,000 shares, 15,140,463 and 15,127,327 shares issued at March 31, 2009 and December 31, 2008; 13,939,139 and 14,049,047 shares outstanding at March 31, 2009 and December 31, 2008, respectively	151	151
Additional paid-in capital	93,253	92,932
Accumulated deficit	(7,830)	(5,273)
Accumulated other comprehensive income	74	129
Less: treasury stock at cost, common stock, 1,201,324 shares as of March 31, 2009 and 1,078,280 shares as of December 31, 2008	(9,471)	(8,870)

Total stockholders’ equity	76,177	79,069

Total liabilities and stockholders’ equity	$85,887	$93,757

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts, unaudited)

	Three months ended March 31,
	2009	2008
Sales:
Product	$15,565	$21,247
Service	2,710	1,886

Net sales	18,275	23,133

Costs and expenses:
Costs of product sales	11,090	12,447
Costs of service sales	1,687	945
Sales, marketing and support	4,159	4,084
Research and development	2,115	2,335
General and administrative	1,927	1,746

Total costs and expenses	20,978	21,557

(Loss) income from operations	(2,703)	1,576
Interest income	112	449
Interest expense	12	45
Other expense	2	206

(Loss) income before income taxes	(2,605)	1,774
Income tax (benefit) expense	(48)	193

Net (loss) income	$(2,557)	$1,581

Per share information:
Net (loss) income per share, basic and diluted	$(0.18)	$0.11

Number of shares used in per share calculation:
Basic	14,011	14,670

Diluted	14,011	14,672

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Three months ended March 31,
	2009	2008
Cash flows from operating activities:
Net (loss) income	$(2,557)	$1,581
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	591	571
Compensation expense related to awards and employee stock purchase plan	389	338
Provision for doubtful accounts, net	311	16
Loss on foreign currency forward exchange contracts	—	478
Changes in operating assets and liabilities:
Accounts receivable	1,767	(2,027)
Costs and estimated earnings in excess of billings on uncompleted contracts	(18)	—
Inventories	1,076	(801)
Prepaid expenses and other current assets	(447)	(50)
Other non-current assets	(674)	(337)
Accounts payable	(2,733)	1,500
Accrued expenses	(290)	(102)
Deferred sales	—	(9)

Net cash (used in) provided by operating activities	(2,585)	1,158

Cash flows from investing activities:
Purchase of marketable securities	(4,815)	(362)
Maturities and sales of marketable securities	9,205	—
Capital expenditures	(260)	(563)

Net cash provided by (used in) investing activities	4,130	(925)

Cash flows from financing activities:
Repayments of mortgage loan	(2,026)	(32)
Proceeds from stock options and employee stock purchase plan	50	62
Payment of employee restricted stock withholdings	(47)	—
Repurchase of common stock	(601)	(2,558)

Net cash used in financing activities	(2,624)	(2,528)

Net decrease in cash and cash equivalents	(1,079)	(2,295)
Cash and cash equivalents at beginning of period	4,979	12,284

Cash and cash equivalents at end of period	$3,900	$9,989

Supplemental disclosure of noncash financing activity:
Employee stock purchase plan activity	$21	$—

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

KVH’s mobile communications service sales includes sales earned from product repairs, sales from satellite telephone and Internet usage services, and certain DIRECTV and DISH Network account subsidies and referral fees earned in conjunction with the sale of its products. KVH provides, for monthly usage fees, third-party satellite connectivity for voice, data and Internet services to its Inmarsat TracPhone customers who choose to activate their subscriptions with KVH. KVH also earns monthly fixed and usage fees for satellite connectivity sales from Broadband Internet, data and Voice over Internet Protocol (VOIP) service to its TracPhone V7 customers. Under current DIRECTV and DISH Network programs, KVH is eligible to receive a one-time subsidy for each receiver activated for service and a new mobile account activation fee from DIRECTV and DISH Network for each customer who activates their DIRECTV or DISH Network service directly through KVH. In addition, KVH sells extended warranty programs primarily for its mobile communications products.

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

KVH’s guidance and stabilization service sales include product repairs and engineering services provided under development contracts.

(2)	Basis of Presentation

The accompanying condensed consolidated financial statements of KVH Industries, Inc. and its wholly owned subsidiary, KVH Europe A/S (collectively, KVH or the Company), have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission regarding interim financial reporting. Given that KVH Europe A/S operates as the Company’s European and international distributor, all of its operating expenses are reflected within sales, marketing and support within the accompanying condensed consolidated statements of operations. All significant intercompany accounts and transactions have been eliminated in consolidation. The condensed consolidated financial statements have not been audited by our independent registered public accounting firm, but include all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations, and cash flows for the periods presented. These condensed consolidated financial statements do not include all disclosures associated with annual financial statements and accordingly should be read in conjunction with the Company’s consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed on March 13, 2009 with the Securities and Exchange Commission. The results for the three months ended March 31, 2009 are not necessarily indicative of operating results for the remainder of the year.

(3)	Significant Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of sales and expenses during the reporting periods. Significant estimates and assumptions by management affect the Company’s revenue recognition, valuation of accounts receivable, valuation of inventory, valuation of deferred tax assets, certain accrued expenses and accounting for contingencies.

Although the Company regularly assesses these estimates, actual results could differ materially from these estimates. Changes in estimates are recorded in the period in which they become known. The Company bases its estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances.

(4)	Stock-Based Compensation

The Company recognizes stock-based compensation in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment.” Stock-based compensation expense was $389 and $338 for the three months ended March 31, 2009 and March 31, 2008, respectively. As of March 31, 2009, there was $1,094 of total unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted-average period of 1.97 years. As of March 31, 2009, there was $2,854 of total unrecognized compensation expense related to restricted stock awards, which is expected to be recognized over a weighted-average period of 3.23 years.

The Company granted 478,100 restricted stock awards to employees under the terms of the Amended and Restated 2006 Stock Incentive Plan during the three months ended March 31, 2009. The restricted stock awards vest ratably over four years from the date of grant subject to the recipient remaining employed through the applicable vesting dates. Compensation expense for restricted stock awards is measured at fair value on the date of grant based on the number of shares granted and the quoted market closing price of the Company’s common stock. Such value is recognized as expense over the vesting period of the award, net of estimated forfeitures.

A total of 210,000 of the restricted stock awards granted during the three months ended March 31, 2009 were performance-based awards granted to executives. Of these restricted stock awards, 105,000 will vest ratably over four years from date of grant provided that the Company achieves two specific mini-VSAT sales objectives in 2009 and the remaining 105,000 will vest ratably over four years from date of grant provided that the Company achieves certain fiber optic gyro production output targets in 2009. As of March 31, 2009, the Company believes it is probable it will achieve its performance targets for the year ending December 31, 2009. As a result, the Company recorded expense in the quarter ended March 31, 2009 related to the performance-based restricted stock awards, the amount of which was not material.

The Company also granted 2,500 stock options to an employee under the terms of the Amended and Restated 2003 Incentive and Nonqualified Stock Option Plan during the three months ended March 31, 2009.

The fair value of stock options granted for the three months ended March 31, 2009 was estimated as of the date of grant using the Black-Scholes option-pricing model. The weighted-average fair value per share for all options granted during the three months ended March 31, 2009 and 2008 was $1.80 and $2.84, respectively. The weighted-average assumptions used to value options as of their grant date were as follows:

	Three months ended March 31,
	2009	2008
Risk-free interest rate	1.63%	2.79%
Expected volatility	43.6%	43.3%
Expected life (in years)	4.06	4.23
Dividend yield	0%	0%

(5)	Net (Loss) Income per Common Share

Basic net (loss) income per share is calculated based on the weighted average number of common shares outstanding during the period. Diluted net income per share incorporates the dilutive effect of common stock equivalent options, warrants and other convertible securities, if any, as determined with the treasury stock accounting method. Common stock equivalents related to options and restricted stock awards for 1,607,761 shares of common stock for the three months ended March 31, 2008 have been excluded from the fully diluted calculation of net income per share, as inclusion would be anti-dilutive.

A reconciliation of the basic and diluted weighted average common shares outstanding is as follows:

	Three months ended March 31,
	2009	2008
Weighted average common shares outstanding – basic	14,011,448	14,669,543
Dilutive common shares issuable in connection with stock plans	—	2,594

Weighted average common shares outstanding – diluted	14,011,448	14,672,137

(6)	Inventories

Inventories are stated at the lower of cost or market using the first-in first-out costing method. Inventories as of March 31, 2009 and December 31, 2008 include the costs of material, labor, and factory overhead. Components of inventories consist of the following:

	March 31, 2009	December 31, 2008
Raw materials	$10,255	$10,680
Work in process	1,242	1,385
Finished goods	2,911	3,419

	$14,408	$15,484

(7)	Comprehensive (Loss) Income

Comprehensive (loss) income includes net (loss) income and other comprehensive (loss) income. Other comprehensive (loss) income includes the effects of unrealized gains or losses on available-for-sale marketable securities that are separately included in accumulated other comprehensive income within stockholders’ equity. The Company’s comprehensive (loss) income for the periods presented is as follows:

	Three months ended March 31,
	2009	2008
Net (loss) income	$(2,557)	$1,581
Unrealized loss on available-for-sale securities	(55)	—

Total comprehensive (loss) income	$(2,612)	$1,581

(8)	Product Warranty

The Company’s products carry limited warranties that range from one to three years and vary by product. The warranty period begins on the date of retail purchase by the original purchaser. The Company accrues estimated product warranty costs at the time of sale and any additional amounts are recorded when such costs are probable and can be reasonably estimated. Factors that affect the Company’s warranty liability include the number of units sold, historical and anticipated rates of warranty repairs and the estimated cost per repair. Warranty and related costs are reflected within sales, marketing and support in the accompanying statements of operations. As of March 31, 2009 and December 31, 2008, the Company had accrued product warranty costs of $1,063 and $1,139, respectively. The following table summarizes product warranty activity for the periods presented:

	Three months ended March 31,
	2009	2008
Beginning balance	$1,139	$778
Charges to expense	242	273
Costs incurred	(318)	(300)

Ending balance	$1,063	$751

(9)	Income Taxes

The Company recorded net deferred tax assets in the amount of $3,366 as of March 31, 2009 and December 31, 2008. The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities for the periods presented are as follows:

	March 31, 2009	December 31, 2008
Deferred tax assets:
Accounts receivable, due to allowance for doubtful accounts	$271	$224
Inventories	703	571
Operating loss carry-forwards	3,365	2,613
Stock-based compensation expense	1,193	1,131
Intangibles due to differences in amortization	77	102
Federal research and development, alternative minimum tax credit carry-forwards	2,617	860
Foreign tax credit carry-forwards	943	873
State tax credit carry-forwards	1,388	789
Accrued expenses	845	905

Gross deferred tax assets	11,402	8,068

Deferred tax liability:
Property and equipment, due to differences in depreciation	(533)	(578)

Less valuation allowance	(7,503)	(4,124)

Net deferred tax assets	$3,366	$3,366

As of March 31, 2009 and December 31, 2008, $32 of the Company’s net deferred tax assets is attributable to future deductible amounts within the Danish tax jurisdiction for the Company’s wholly owned subsidiary located in Denmark.

As of March 31, 2009, the Company had federal net operating loss carry-forwards available to offset future taxable income of $9,239. The Company also had state net operating loss carry-forwards available to offset future state taxable income of $4,653. The federal net operating loss carry-forwards expire in years 2023 through 2029. State net operating loss carry-forwards expire in years 2009 through 2014. The tax benefit related to $5,171 of federal and $2,727 of state net operating loss carry-forwards would occur upon utilization of these deferred tax assets to reduce taxes payable and would result in a credit to additional paid-in capital within stockholders’ equity rather than the provision for income taxes.

As of March 31, 2009, the Company had federal research and development tax credit carry-forwards in the amount of $2,473 that expire in years 2020 through 2028, and foreign tax credit carry-forwards in the amount of $943 that expire in years 2015 through 2019. The Company also had alternative minimum tax credits of $144 that have no expiration date. As of March 31, 2009, the Company had state research and development tax credit carry-forwards in the amount of $2,043 that expire in years 2009 through 2015. The Company also had other state tax credit carry-forwards of $358 available to reduce future state tax expense that expire in years 2009 through 2014.

The Company’s ability to utilize these net operating loss carry-forwards and credits may be limited in the future if the Company experiences an ownership change pursuant to Internal Revenue Code Section 382. An ownership change occurs when the ownership percentages of 5% or greater stockholders changes by more than 50% over a three-year period.

The Company periodically evaluates its deferred tax assets for recoverability using a consistent approach that considers the relative impact of negative and positive evidence, including our historical profitability and projections of future taxable income. The ultimate realization of deferred tax assets depends upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company establishes a valuation allowance for deferred tax assets and records a charge to income or stockholders’ equity if it determines, based on available evidence at the time the determination is made, that it is not more likely than not that some or all of the deferred tax assets will be realized. In evaluating the need for a valuation allowance, the Company estimates future taxable income based on management-approved business plans and ongoing tax planning strategies.

At December 31, 2008, the Company had recorded a valuation allowance of $4,124 against gross deferred tax assets of $8,068. During the first quarter of 2009, the Company completed a federal and state research and development tax credit review covering the years 2000 through 2006. As a result of this review, as of March 31, 2009 the Company recorded an additional gross deferred tax asset with an offsetting valuation allowance in the amount of $1,758 related to federal research and development credits and an additional $599 gross deferred tax asset with an offsetting valuation allowance related to state research and development credits.

The valuation allowance that the Company has recorded reflects management’s judgment that, after considering all of the available objective evidence, including available tax planning strategies, historical and prospective results of operations, with greater weight given to historical evidence, it is more likely than not that that portion of the asset will not be realized.

Net deferred tax assets of $3,366 at March 31, 2009 consist primarily of federal net operating loss carry-forwards that are available to offset future taxable income. Management’s conclusion that it is more likely than not that these net deferred tax assets are realizable is based in part upon its tax planning strategy. The Company’s strategy to utilize these assets is premised upon its ability to sell its property located in Middletown, Rhode Island in order to generate taxable income to utilize these loss carry-forwards before they expire. This is not an action that the Company would ordinarily take, but one that it would take, if necessary, to realize the tax benefits prior to their expiration. Management’s conclusion that $3,366 of the Company’s deferred tax assets are realizable as of March 31, 2009 is based upon its belief that, should the Company decide to execute on this strategy, the property sale would generate net taxable gains sufficient to utilize that amount of the deferred tax assets. The Company’s estimate as to the value of its net deferred tax assets therefore depends substantially upon an assessment of the fair market value of the Middletown property. Future changes in property values in and around the Middletown, Rhode Island area or in the assumptions used in the valuation process could result in a different estimate of the fair value of the property, which in turn could require the Company to revise its estimate of the amount of its deferred tax assets that is realizable. Any such change in the amount of the Company’s net deferred tax assets could have a material effect on its results of operations.

Should the Company generate net income in 2009 and project net income for 2010 and beyond, the Company may determine, after considering all available objective evidence, that it is more likely than not that some or all of its net deferred tax assets would be realized. Should that determination be made, the Company would reverse all or a portion of its deferred tax assets valuation allowance at such time and recognize a reduction of income tax expense (as of March 31, 2009 the maximum amount of any reduction which would impact income tax expense was $5,614). In addition, as a portion of the Company’s deferred tax assets was generated from excess tax deductions from share-based payment awards, pursuant to SFAS No. 123(R), a portion of such valuation allowance reversal would be recorded to additional paid-in capital when the deduction reduces taxes payable (as of March 31, 2009 such amount would have been $1,889).

The Company’s policy is that undistributed earnings of its foreign subsidiary are indefinitely reinvested and accordingly, certain U.S. federal and state income taxes have not been provided. Upon distribution of those earnings in the form of dividends or otherwise, the Company will be subject to additional U.S. and state income taxes (less foreign tax credits), as well as withholding taxes in Denmark. The amount of undistributed earnings is approximately $2,600 for which the amount of taxes attributable is not practicably determinable.

The Company adopted the provisions of FASB Interpretation (FIN) No. 48 effective January 1, 2007. The Company did not have any material unrecognized tax benefits at December 31, 2008 and March 31, 2009. The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. The Company files United States Federal, state and Danish income tax returns. In general, the statute of limitations with respect to the Company’s United States Federal income taxes has expired for years prior to 2005. Expiration dates of the statutes of limitation under the relevant state statutes vary by jurisdiction. However, preceding years remain open to examination by United States Federal and state taxing authorities to the extent of future utilization of net operating losses and research and development tax credits generated in each preceding year. The Company generally is no longer subject to income tax examinations by the Danish tax authorities for years before 2005.

(10)	Segment Reporting

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

The Company operates in two geographic segments, exclusively in the mobile communications, navigation and guidance equipment industry, which it considers to be a single business activity. The Company has two primary industry categories: mobile communication and guidance and stabilization. Mobile communication sales include marine, automotive and land mobile communication equipment, product repairs, satellite-based telephone and Internet usage services, television account subsidies and referral fees earned in conjunction with the sale of the Company’s products, and Broadband Internet connectivity and VOIP services sold with the Company’s mini-VSAT product. Guidance and stabilization product sales include sales of commercial marine and defense-related navigation, guidance and stabilization equipment based upon digital compass and fiber optic sensor technology. Guidance and stabilization sales also include product repairs and engineering services provided under development contracts.

The following table summarizes information regarding the Company’s operations by geographic segment:

	Sales Originating From
	North America	Europe	Total
Three months ended March 31, 2009
Mobile communication sales to the United States	$6,690	$—	$6,690
Mobile communication sales to Canada	213	—	213
Mobile communication sales to Europe	619	2,612	3,231
Mobile communication sales to other geographic areas	162	751	913
Guidance and stabilization sales to the United States	2,959	—	2,959
Guidance and stabilization sales to Canada	368	—	368
Guidance and stabilization sales to Europe	2,846	—	2,846
Guidance and stabilization sales to other geographic areas	1,055	—	1,055
Intercompany sales	1,520	—	1,520

Subtotal	16,432	3,363	19,795
Eliminations	(1,520)	—	(1,520)

Net sales	$14,912	$3,363	$18,275

Segment net (loss) income	$(2,710)	$153	$(2,557)
Depreciation	$584	$7	$591
Total assets	$81,143	$4,744	$85,887

Three months ended March 31, 2008
Mobile communication sales to the United States	$11,329	$—	$11,329
Mobile communication sales to Canada	367	—	367
Mobile communication sales to Europe	160	4,719	4,879
Mobile communication sales to other geographic areas	257	1,234	1,491
Guidance and stabilization sales to the United States	4,163	—	4,163
Guidance and stabilization sales to Canada	52	—	52
Guidance and stabilization sales to Europe	775	—	775
Guidance and stabilization sales to other geographic areas	77	—	77
Intercompany sales	3,705	—	3,705

Subtotal	20,885	5,953	26,838
Eliminations	(3,705)	—	(3,705)

Net sales	$17,180	$5,953	$23,133

Segment net income	$1,279	$302	$1,581
Depreciation	$561	$10	$571
Total assets	$87,135	$5,692	$92,827

(11)	Legal Matters

From time to time, the Company is involved in litigation incidental to the conduct of its business. In the ordinary course of business, the Company is a party to inquiries, legal proceedings and claims including, from time to time, disagreements with vendors and customers. The Company is not a party to any lawsuit or proceeding that, in management’s opinion, is likely to materially harm the Company’s business, results of operations, financial condition or cash flows.

(12)	Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (SFAS No. 157). This Statement defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which we adopted on January 1, 2008. In February 2008, the FASB issued FASB Staff Position (FSP) SFAS No. 157-2. This FSP permits the delayed application of No. SFAS 157 for all non-recurring fair value measurements of non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008. The application of SFAS No. 157 for all non-recurring fair value measurements of non-financial assets and liabilities became effective during the first quarter of 2009 and did not have a material impact on the Company’s condensed consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS No. 161). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS No. 161 applies to all derivative instruments within the scope of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS No. 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS No. 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. SFAS No. 161 became effective during the first quarter of 2009 and did not have a material impact on the Company’s condensed consolidated financial statements, as the Company had no derivative instruments outstanding as of March 31, 2009.

(13)	Share Buyback Program

On November 26, 2008, the Company’s Board of Directors authorized a program to repurchase up to one million shares of the Company’s common stock. As of March 31, 2009, 798,676 shares of the Company’s common stock remain available for repurchase under the authorized program. The repurchase program is funded using the Company’s existing cash, cash equivalents, marketable securities and future cash flows. Under the repurchase program, the Company, at management’s discretion, may repurchase shares on the open market from time to time, in privately negotiated transactions or block transactions, or through an accelerated repurchase agreement. The timing of such repurchases depends on availability of shares, price, market conditions, alternative uses of capital, and applicable regulatory requirements. The program may be modified, suspended or terminated at any time without prior notice. The repurchase program has no expiration date. There were no other repurchase programs outstanding during the three months ended March 31, 2009, and no repurchase programs expired during the period.

The Company repurchased 123,044 shares of its common stock in the three months ended March 31, 2009 at a cost of $601.

(14)	Long-Term Aviation Antenna Development and Production Agreement

On February 18, 2008, the Company entered into a $20,055 long-term antenna development and production agreement (the “Agreement”). Under the terms of the Agreement, the Company will design, develop, and manufacture DIRECTV-compatible satellite television antennas to be used on narrowbody commercial aircraft operating in the United States. In accordance with Emerging Issues Task Force Issue No. 99-5, “Accounting for Pre-Production Costs Related to Long-Term Supply Arrangements,” and the Agreement, the Company has capitalized $3,835 in related development costs, which the Company has a contractual right to recover, and which are reflected in other non-current assets as of March 31, 2009. These costs will be expensed into cost of sales as antennas are sold in proportion to the number of antennas delivered versus the total contractual antenna production requirement. The Company expects to begin production of the antennas in the second quarter of 2009.

(15)	Fair Value Measurements

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

The following table presents financial assets at March 31, 2009 for which the Company measures fair value on a recurring basis, by level, within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
Assets
Money market mutual funds	$16,212	—	—	$16,212
Government agency bonds	10,071	—	—	10,071
United States treasuries	4,064	—	—	4,064
Certificates of deposit	2,889	—	—	2,889

Certain financial instruments are carried at cost on the condensed consolidated balance sheets, which approximates fair value due to their short-term, highly liquid nature. These instruments include cash and cash equivalents, accounts receivable, accounts payable and accrued expenses.

(16)	Business and Credit Concentrations

Significant portions of KVH’s net sales are as follows:

	Three months ended March 31,
	2009	2008
Net sales to Customer A	13.3%	*

*	Represents less than 10% of net sales in the respective year.

(17)	Subsequent Event

On April 6, 2009, the Company entered into a mortgage loan in the amount of $4,000. The note term is 10 years and during the term, the interest rate will be a rate per year adjusted periodically based on a defined interest period equal to the British Bankers’ Association London Interbank Offered Rate (BBA Libor) plus 2.25 percentage points. Land, building and improvements with an approximate carrying value of $5,273 as of March 31, 2009 secure the mortgage loan. The monthly mortgage payment is approximately $9 plus interest beginning on May 1, 2009 and increasing in increments of approximately $1 each year throughout the life of the mortgage. Due to the difference in the term of the note and amortization of the principal, a balloon payment of approximately $2,551 plus interest is due on April 1, 2019. The loan contains one financial covenant, a Fixed Charge Coverage Ratio, which applies in the event that the Company’s consolidated cash, cash equivalents and marketable securities balance falls below $25,000 at any time. The Company was compliant with this financial covenant as of March 31, 2009.

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

We generate sales primarily from the sale of our mobile satellite systems and services and our guidance and stabilization products and services. The following table provides, for the periods indicated, our sales by industry category:

	Three months ended March 31, (in thousands)
	2009	2008
Mobile communications	$11,047	$18,066
Guidance and stabilization	7,228	5,067

Net sales	$18,275	$23,133

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

We have historically derived a substantial portion of our sales from sales to customers located outside the United States. Note 10 of the notes to the condensed consolidated financial statements provides information regarding our sales to specific geographic regions.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, sales and expenses, and related disclosure at the date of our financial statements. Our significant accounting policies are summarized in note 1 of the notes to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2008.

As described in our Form 10-K for the year ended December 31, 2008, our most critical accounting policies and estimates upon which our consolidated financial statements were prepared were those relating to revenue recognition, allowances for accounts receivable, inventories, income taxes and deferred income tax assets and liabilities and warranty. We have reviewed our policies and determined that these remain our most critical accounting policies for the quarter ended March 31, 2009, except as set forth below. Readers should refer to our 2008 Form 10-K under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” for the detailed descriptions of these policies.

Income Taxes and Deferred Income Tax Assets and Liabilities

Our deferred tax assets and liabilities reflect the future tax consequences of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and of tax credits. Deferred tax assets arise when a company’s financial statements recognize charges or expenses that, for income tax purposes, will not be allowed as deductions until future periods. For example, when a corporation accrues an expense in its financial statements that it is not allowed to deduct on its federal tax return until paid in the future, the future tax benefit of that expense is generally recorded in the income statement as a reduction of income tax expense and in the balance sheet as a deferred tax asset. The same general treatment applies to the carry forward of unused net operating losses and unused tax credits. Deferred tax assets are often netted with deferred tax liabilities when presented in the balance sheet and are referred to as net deferred tax assets. We measure our deferred tax assets and liabilities using the tax rates and laws we expect to be in effect at the time of their reversal or utilization.

Under SFAS No. 109, “Accounting for Income Taxes,” a net deferred tax asset may be carried on the balance sheet at its full value only if it is more likely than not that the deductions, losses, or credits giving rise to such deferred tax asset will be used in the future. We periodically evaluate our deferred tax assets for recoverability using a consistent approach that considers the relative impact of negative and positive evidence, including our historical profitability and projections of future taxable income. The ultimate realization of deferred tax assets depends upon the generation of future taxable income during the periods in which those temporary differences become deductible. Under U.S. generally accepted accounting principles (GAAP), we are required to establish a valuation allowance for deferred tax assets and record a charge to income or stockholders’ equity if we determine, based on available evidence at the time the determination is made, that it is not more likely than not that some or all of the deferred tax assets will be realized. In evaluating the need for a valuation allowance, we estimate future taxable income based on management-approved business plans and ongoing tax planning strategies. This process involves significant management judgment based upon assumptions that are subject to change from period to period as a result of changes in circumstances, changes in tax laws, variances between our projected operating performance and our actual results and other factors.

At December 31, 2008, we had recorded a valuation allowance of $4,124 against gross deferred tax assets of $8,068. During the first quarter of 2009, we completed a federal and state research and development tax credit review covering the years from 2000 through 2006. As a result of this review, as of March 31, 2009 we recorded an additional gross deferred tax asset with an offsetting valuation allowance in the amount of $1,758 related to federal research and development credits and an additional $599 gross deferred tax asset with an offsetting valuation allowance related to state research and development credits.

The valuation allowance that we have recorded against a portion of our gross deferred tax assets is due to our management’s judgment that, after considering all of the available objective evidence, including available tax planning strategies, historical and prospective results of operations, with greater weight given to historical evidence, it is more likely than not that that portion of the asset will not be realized.

Our net deferred tax assets of $3,366 at March 31, 2009 consist primarily of federal net operating loss carry-forwards that are available to offset future taxable income. Our conclusion that it is more likely than not that these net deferred tax assets are realizable is based in part upon our tax planning strategy. Our strategy to utilize these assets is premised upon our ability to sell our property located in Middletown, Rhode Island in order to generate taxable income to utilize these loss carry-forwards before they expire. This is not an action that we would ordinarily take, but one that we would take, if necessary, to realize the tax benefits prior to their expiration. Our judgment that $3,366 of our deferred tax assets are realizable as of March 31, 2009 is based upon our belief that, should we decide to execute on this strategy, the property sale would generate net taxable gains sufficient to utilize that amount of the deferred tax assets. Our estimate as to the amount of our net deferred tax assets therefore depends substantially upon an assessment of the fair market value of the Middletown property. Future changes in property values in and around the Middletown, Rhode Island area or in the assumptions used in the valuation process could result in a different estimate of the fair value of the property, which in turn could require us to revise our estimate of the amount of our deferred tax assets that is realizable. Any such change in the amount of our net deferred tax assets could have a material effect on our results of operations.

Results of Operations

The following table provides, for the periods indicated, certain financial data expressed as a percentage of sales:

	Three months ended March 31,
	2009	2008
Sales:
Product	85.2%	91.9%
Service	14.8	8.1

Net sales	100.0	100.0

Costs and expenses:
Costs of product sales	60.7	53.8
Costs of service sales	9.2	4.1
Sales, marketing and support	22.8	17.7
Research and development	11.6	10.1
General and administrative	10.5	7.5

	Three months ended March 31,
	2009	2008
Total costs and expenses	114.8	93.2

(Loss) income from operations	(14.8)	6.8
Interest income	0.6	1.9
Interest expense	0.1	0.2
Other expense	0.0	0.9

(Loss) income before income taxes	(14.3)	7.6
Income tax (benefit) expense	(0.3)	0.8

Net (loss) income	(14.0)%	6.8%

Three Months Ended March 31, 2009 and 2008

Net Sales

Product sales for the three months ended March 31, 2009 decreased $5.6 million, or 27%, to $15.6 million from $21.2 million for the three months ended March 31, 2008. The weakening of the recreational vehicle market commencing in the second quarter of 2008 due in part to increased fuel prices, and the crisis of consumer confidence in the general economy during the second half of the year, caused declines in demand for our land mobile products and our marine consumer products. Sales of our marine consumer products, principally our TracVision M-series satellite television products and Inmarsat-compatible TracPhone products, decreased by $4.5 million, or 37%, compared with the three months ended March 31, 2008. In addition, sales of our land mobile products decreased by $3.5 million, or 77%, compared to the three months ended March 31, 2008. Mobile communications product sales originating from our Danish subsidiary decreased $2.7 million, or 49%, from the three months ended March 31, 2008 to the three months ended March 31, 2009. Contributing to this decrease in sales originating from our European location were unfavorable currency rate fluctuations between the Euro and the U.S. dollar. Mobile communications product sales originating from North America decreased $5.3 million, or 47%, from the three months ended March 31, 2008 to the three months ended March 31, 2009.

Sales of our guidance and stabilization products increased by $2.4 million, or 54%, from the three months ended March 31, 2008 to the three months ended March 31, 2009. Specifically, sales of our FOG products increased $2.3 million, or 95%, driven largely by increased sales in support of remotely operated weapons station programs.

Service sales for the three months ended March 31, 2009 increased $0.8 million, or 44%, to $2.7 million from $1.9 million for the three months ended March 31, 2008. The primary reason for the increase was a $0.9 million increase in airtime sales for our mini-VSAT Broadband service that we launched in the fourth quarter of 2007, which was partially offset by a decline in service repair sales and contracted engineering service sales of $0.1 million.

Costs of Sales

For the three months ended March 31, 2009, costs of product sales decreased by $1.4 million, or 11%, to $11.1 million for the three month ended March 31, 2009 from $12.5 million for the three months ended March 31, 2008. The primary reasons for the decrease in dollar amount were the decline in unit sales and a shift in sales mix to lower priced marine products.

Costs of service sales increased by $0.7 million, or 78%, to $1.7 million for the three month ended March 31, 2009 from $1.0 million for the three months ended March 31, 2008. This increase was driven by increased airtime usage of our mini-VSAT Broadband service as well as by increased costs related to the build out and operation of the network and support infrastructure for our mini-VSAT Broadband service as part of our initiative for the global expansion of that service. We expect these costs to continue to increase substantially during 2009.

Gross margin from product sales for the three months ended March 31, 2009 decreased to 29% from 41% in the year-ago period. The deterioration in our gross margin from product sales was attributable to under-utilization of our production capacity due to reduced unit sales, a higher level of price discounts to maintain our competitive position in the mobile communications marketplace and the increase in our inventory reserves.

Gross margin from service sales for the three months ended March 31, 2009 decreased to 38% from 50% in the year-ago period, as a result of increased costs related to the build out and operations of the network and support infrastructure for our mini-VSAT Broadband service. In the near term, we expect these costs to continue to grow more rapidly than the number of subscribers for, and revenues from, our mini-VSAT Broadband service. Also contributing to the decrease in gross margin from service sales was a $0.1 million decline in service repair sales and contracted engineering service sales.

Operating Expenses

Sales, marketing and support expense for the three months ended March 31, 2009 increased by $0.1 million, or 2%, to $4.2 million from $4.1 million for the three months ended March 31, 2008. As a percentage of sales, sales, marketing and support expense increased during the quarter ended March 31, 2009 to 23% from 18% for the quarter ended March 31, 2008, due primarily to the decrease in overall product sales discussed above.

Research and development expense for the three months ended March 31, 2009 decreased by $0.2 million, or 9%, to $2.1 million from $2.3 million for the three months ended March 31, 2008. The primary reason for the decrease in 2009 expense was the capitalization of approximately $0.6 million of aviation antenna development costs (see note 14 to the condensed consolidated financial statements) during the first quarter of 2009, partially offset by increased spending related to our initiative for the global expansion of our mini-VSAT Broadband satellite communication products and service. As a percentage of sales, research and development expense increased during the quarter ended March 31, 2009 to 12% from 10% for the quarter ended March 31, 2008, due primarily to the decrease in product sales discussed above.

General and administrative expense for the three months ended March 31, 2009 increased by $0.2 million, or 10%, to $1.9 million from $1.7 million for the three months ended March 31, 2008. The primary reason for the increase in 2009 expense was $0.1 million in accounting consultant fees related to the research and development tax credit study that was completed in the first quarter of 2009. Also contributing to the increase was increased legal fees associated with licensing arrangements in connection with the global expansion of our mini-VSAT Broadband satellite communication service. As a percentage of sales, general and administrative expenses increased during the quarter ended March 31, 2009 to 11% from 8% for the quarter ended March 31, 2008, due primarily to the decrease in product sales discussed above.

Interest Income and Other Expense

Interest income and other expense for the three months ended March 31, 2009 decreased by $0.1 million to $0.1 million from $0.2 million for the three months ended March 31, 2008. The primary reason for the decrease was a $0.3 million decrease in interest income in the 2009 period resulting from lower interest rates and a lower average amount of cash, cash equivalents and marketable securities invested during the three months ended March 31, 2009. Also contributing to the decrease was a $0.3 million decrease in currency gains driven by a decrease in gains from remeasurement of transactions at our Danish subsidiary, which has the U.S. dollar as its functional currency. Partially offsetting these factors was a $0.5 million decrease in losses related to foreign currency exchange contracts.

Income Tax (Benefit) Expense

Income tax expense for the three months ended March 31, 2009 decreased by $0.2 million to a benefit of ($0.0) million from a provision of $0.2 million for the three months ended March 31, 2008. Our effective tax rate was (1.8%) for the three months ended March 31, 2009 compared to 10.9% for the year-ago period. The primary reason for the decrease in 2009 was our $2.6 million pre-tax loss. Also contributing to the decrease was a $0.1 million federal income tax benefit recorded in 2009 from the monetization of research and development tax credits. We expect that substantially all of our 2009 taxable income generated from our U.S. operations will be offset by federal net operating losses generated by us in prior years. Accordingly, we expect that any tax expense generated by our U.S. operations in 2009 will be made up primarily of federal alternative minimum tax and to a lesser extent certain state tax expense. Taxable income generated by our subsidiary in Denmark will be subject to taxation at the Danish statutory rates as we have no net operating loss carry-forwards or tax credits available to offset current or future taxable income in that jurisdiction.

We regularly evaluate our valuation allowance recorded against our net deferred tax assets. Should we generate net income in 2009 and project net income for 2010 and beyond, we may determine, after considering all available evidence, that it is more likely than not that all or some additional portion of our net deferred tax assets would be realized. Should that determination be made, we would reverse all or a portion of the valuation allowance at such time and recognize a reduction of income tax expense (as of March 31, 2009, the maximum amount of reduction which could impact income tax expense totaled approximately $5.6 million). In addition, as a portion of our deferred tax assets were generated from excess tax deductions from share-based payment awards, pursuant to SFAS No. 123(R), a portion of any such valuation allowance reversal would be recorded to additional paid-in capital when the deduction reduces tax payable (as of March 31, 2009, such amount would total approximately $1.9 million).

Liquidity and Capital Resources

We have historically funded our operations primarily from operating cash flows, net proceeds from public and private equity offerings, bank financings and proceeds received from exercises of stock options. As of March 31, 2009, we had $37.1 million in cash, cash equivalents and marketable securities and $55.0 million in working capital.

Net cash used in operations was $2.6 million for the three months ended March 31, 2009 as compared to net cash provided by operations of $1.2 million for the three months ended March 31, 2008. The decrease is primarily due to a $4.1 million decrease in net income coupled with a $4.4 million increase in cash outflows related to accounts payable and accrued expenses, a $0.4 million increase in cash outflows related to prepaid expenses and other current assets and a $0.3 million increase in cash outflows related to other long term assets, consisting primarily of capitalized development costs related to our aviation antenna program. This increase in cash outflows was partially offset by a $3.8 million increase in cash inflows attributable to changes in accounts receivable, primarily due to a decrease in our sales levels, coupled with a $1.9 million increase in cash inflows related to decreased inventory levels.

Net cash provided by investing activities was $4.1 million for the three months ended March 31, 2009 as compared to net cash used in investing activities of $0.9 million for the three months ended March 31, 2008. The increase is primarily due to a $4.8 million decrease in our net investment in marketable securities.

Net cash used in financing activities was $2.6 million for the three months ended March 31, 2009 as compared to net cash used in financing activities of $2.5 million for the three months ended March 31, 2008. The increase is primarily due to the final $2.0 million balloon payment to pay off our former mortgage loan, partially offset by a $2.0 million decrease in repurchases of common stock in 2009.

On January 11, 1999, we entered into a mortgage loan in the amount of $3.0 million related to our headquarters facility in Middletown, Rhode Island. The loan term was 10 years, with a principal amortization of 20 years at a fixed rate of interest of 7.0%. Land, building and improvements secured the mortgage loan. The monthly mortgage payment was $23,259, including interest and principal. Due to the difference in the term of the loan and amortization of the principal, a balloon payment of $2.0 million was due on February 1, 2009. We made the final $2.0 million balloon payment on the mortgage loan on January 30, 2009. On April 6, 2009, we entered into a new mortgage loan related to the same property in the amount of $4.0 million. The note term is 10 years and during the term, the interest rate will be a rate per year adjusted periodically based on a defined interest period equal to the BBA Libor Rate plus 2.25 percentage points. Land, building and improvements with an approximate carrying value of $5.3 million as of March 31, 2009 secure the mortgage loan. The monthly mortgage payment is approximately $9,400 plus interest beginning on May 1, 2009 and increasing in increments of approximately $1,000 each year throughout the life of the mortgage. Due to the difference in the term of the note and amortization of the principal, a balloon payment of approximately $2.6 million plus interest is due on April 1, 2019. The loan contains one financial covenant, a Fixed Charge Coverage Ratio, which applies in the event that our consolidated cash, cash equivalents and marketable securities balance falls below $25.0 million at any time. We were compliant with this financial covenant as of March 31, 2009.

Currently, we have a revolving loan agreement with a bank that provides for a maximum available credit of $15.0 million and will expire on December 31, 2011. We pay interest on any outstanding amounts at a rate equal to, at our option, BBA LIBOR Daily Floating Rate plus 1.75%, or the Eurodollar Rate plus 1.75%. The line of credit contains two financial covenants, a Leverage Ratio and a Fixed Charge Ratio, that apply in the event that our consolidated cash, cash equivalents and marketable securities balance falls below $25.0 million at any time. We were compliant with these two financial covenants throughout the first quarter of 2009. We may terminate the loan agreement prior to its full term without penalty, provided we give 30 days advance written notice to the bank. As of March 31, 2009, no borrowings were outstanding under the facility.

On November 26, 2008, our Board of Directors authorized a program to repurchase up to one million shares of our common stock. The share repurchase program is funded using our existing cash, cash equivalents, marketable securities and future cash flows. We repurchased 123,044 shares of our common stock in the three months ended March 31, 2009 under the program at a cost of approximately $0.6 million.

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

We believe that the $37.1 million we held in cash, cash equivalents and marketable securities at March 31 ,2009, together with our other working capital and cash flows from operations, will be adequate to meet planned operating and capital requirements through the foreseeable future. However, as the need or opportunity arises, we may seek to raise additional capital through public or private sales of securities or through additional debt financing. There are no assurances that we will be able to obtain any additional funding or that such funding will be available on terms acceptable to us.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk exposure is in the area of foreign currency exchange risk. We are exposed to currency exchange rate fluctuations related to our subsidiary operations in Denmark. Certain transactions originating from our Danish subsidiary that are made in the Danish Krone or in Euros are reported in the U.S. dollar, the subsidiary’s functional currency. For foreign currency exposures existing at March 31, 2009, a 10% unfavorable movement in the foreign exchange rates for the Krone or the Euro would not expose us to material losses in earnings or cash flows.

From time to time, we purchase foreign currency forward contracts generally having durations of no more than five months. These forward contracts are intended to offset the impact of exchange rate fluctuations on cash flows of our Danish subsidiary. Foreign currency forward contracts are recorded on the balance sheet at fair value until executed. Changes in the fair value are recognized in earnings. As of March 31, 2009, we had no foreign currency forward contracts outstanding.

The primary objective of our investment activities is to preserve principal and maintain liquidity, while at the same time maximize income. We have not entered into any instruments for trading purposes. Some of the securities that we invest in may have market risk. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities that can include commercial paper, United States treasuries, certificates of deposit, investment grade asset-backed corporate securities, money market mutual funds and government agency and non-government debt securities. As of March 31, 2009, a hypothetical 100 basis-point increase in interest rates would result in an immaterial decrease in the fair value of our investments that have maturities of greater than one year. Due to the conservative nature of our investments and the relatively short duration of their maturities, we believe interest rate risk is substantially mitigated. As of March 31, 2009, 69% of the $33.2 million classified as available-for-sale marketable securities will mature or reset within one year. Accordingly, long-term interest rate risk is not considered material. We do not invest in any financial instruments denominated in foreign currencies.

To the extent that we borrow against our variable-rate credit facility, we will be subject to interest rate risk. There were no borrowings outstanding at March 31, 2009.

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

Under the supervision and with the participation of our CEO and CFO, our management has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this interim report. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2009.

Evaluation of Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of our CEO and CFO, our management has evaluated our internal control over financial reporting during the first quarter of 2009. Based on that evaluation, our CEO and CFO did not identify any change in our internal control over financial reporting during the first quarter of 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time, we are involved in litigation incidental to the conduct of our business. In the ordinary course of business, we are a party to inquiries, legal proceedings and claims including, from time to time, disagreements with vendors and customers. We are not a party to any lawsuit or proceeding that, in our opinion, is likely to materially harm our business, results of operations, financial condition or cash flows.

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

Our revenues and results of operations have been and may continue to be adversely impacted by worldwide economic turmoil and credit tightening.

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

Although we generated net income during 2006, 2007, and 2008 and in eighteen of the last twenty-five fiscal quarters, at times our profitability has fluctuated significantly on both a sequential and comparable quarter-to-quarter basis during 2006, 2007 and 2008 and during the first quarter of 2009. As of March 31, 2009, we had an accumulated deficit of $7.8 million.

Our inventory levels could require an inventory write-down if our inventory reduction and rebalancing efforts are ineffective.

Our inventory level at December 31, 2008 increased by $6.2 million, or 66% compared to the prior year and decreased by only $1.1 million in the first quarter of 2009. The increase was largely the result of two factors. First, commencing during the second quarter of 2008 we began to build up inventory levels of fiber optic gyro materials in anticipation of large orders for remote weapon stations and MK54 torpedo programs. Second, the dramatic weakening of the RV market commencing in the first half of the year, particularly during the second quarter, and the crisis of consumer confidence in the general economy during the second half of the year, caused precipitous declines in demand for our RV products and substantial reductions in demand for our marine consumer products. While shipments of fiber optic gyros for remote weapon stations are now underway, we anticipate that it will take several quarters to reduce other product inventories to more normal levels if the current weak level of demand continues. We currently anticipate receiving a large order for the MK54 torpedo program in June 2009, but there can be no assurance that the order will not be delayed or cancelled. As of March 31, 2009 we had approximately $0.7 million of inventory, primarily made up of raw materials for military products whose utilization will be dependent upon the receipt of additional sales orders in the future. If we do not receive such sales orders, and we are unable to redeploy the components of such inventory for other product sales, we may be required to record additional write-downs to inventory which would negatively impact both gross margins and net income in the period when such write-downs are recorded. During the first quarter of 2009, we recorded additional inventory reserves in order to account for the risk of excess inventory due to weak consumer demand. However, if our future inventory reduction and rebalancing efforts are unsuccessful or take an extended period of time, we may have to consider additional, more sizeable inventory reserves or write-downs to address potential excess and obsolete inventory, or our gross margins may fall below historical levels, which would adversely affect our financial results.

Our net sales and operating results have declined and could continue to decline due to the current recession or associated declines in consumer spending.

Our operating performance depends significantly on general economic conditions, which have worsened dramatically in recent periods. Net sales of our mobile communications products are largely generated by discretionary consumer spending, and demand for these products is likely to demonstrate slower growth or decline as a result of worsening regional and global economic conditions. Consumer spending tends to decline during recessionary periods and may decline at other times. For example, sales of our mobile satellite communications products declined approximately 48% from the first quarter of 2008 to the first quarter of 2009 in North America. Consumers may choose not to purchase our mobile communications products due to a perception that they are luxury items. As global and regional economic conditions change, including the general level of interest rates, fluctuating oil prices and demand for durable consumer products, demand for our products could be materially and adversely affected.

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

Our mobile communications products historically have had lower product gross margins than our guidance and stabilization products. During 2007 and the first three quarters of 2008, sales of our guidance and stabilization products either declined or grew at a substantially lower rate than our overall sales growth. During the fourth quarter of 2008 and the first quarter of 2009, we experienced a significant increase in sales of our guidance and stabilization products, primarily due to an increase in our FOG and to a lesser extent our legacy navigation product sales. A shift in our product sales mix toward mobile communications products would likely cause lower gross margins in the future.

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

The TracPhone V7 and mini-VSAT Broadband service offer a range of benefits to mariners, especially in commercial markets, due to the smaller size antenna and faster, more affordable airtime. However, to support these customers, we need to expand the coverage areas of the mini-VSAT Broadband service, which is currently offered in the north Pacific Ocean, the Americas, Caribbean, North Atlantic, Europe, and the Persian Gulf. If we are unable to reach agreement with third-party satellite providers to support the mini-VSAT Broadband service and its spread spectrum technology or coverage is unavailable, our ability to support vessels and aeronautical applications globally will be at risk and reduce the attractiveness of the product and service to these customers.

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

These factors can cause substantial fluctuations in sales of fiber optic gyros and TACNAV products from period to period. For example, sales of our TACNAV products declined from 2006 to 2007, but increased from 2007 to 2008 and again from the first quarter of 2008 to the first quarter of 2009. The Obama administration and the new Congress may change defense spending priorities, either in conjunction with the decision to commence troop withdrawals from Iraq or for other reasons. Moreover, government customers and their contractors can generally cancel orders for our products for convenience or decline to exercise previously disclosed contract options. Even under firm orders with government customers, funding must usually be appropriated in the budget process in order for the government to complete the contract. The cancellation of or failure to fund orders for our products could substantially reduce our net sales and results of operations.

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

It is our intent to invest in and deploy the mini-VSAT Broadband network on a global basis in cooperation with ViaSat under the terms of a 10-year agreement announced in July 2008. As part of the coverage expansion, we agreed to acquire satellite capacity from Ku-band satellite operators as well as purchase at least three new regional satellite hubs from ViaSat. During the deployment period, we expect to see a substantial increase in costs associated with the build out of the mini-VSAT Broadband global infrastructure and support capability. In the short term KVH and ViaSat will be covering the operational cost per transponder access until sufficient subscribers join the network and allow us to reach a breakeven point on our transponder cost, which may not occur. We currently estimate that, on average, it will require at least nine months to reach the breakeven point once the service is turned on for a new coverage region. However, should an insufficient number of subscribers activate within a region, our operations may continue below the breakeven level for a longer duration and adversely affect our operating results and cash levels.

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

If we cannot effectively manage changes in our rate of growth, our business may suffer.

We have previously expanded our operations to pursue existing and potential market opportunities. This growth placed a strain on our personnel, management, financial and other resources. More recently, our revenues have declined in response to economic conditions, weak consumer demand and other factors. If we grow more rapidly than we anticipate and fail to manage that growth properly, we may incur unnecessary expenses, and the efficiency of our operations may decline. If our revenue continues to decline, or fails to resume its growth and if we are unable to adjust our operating expenses on a timely basis in response, our results of operations may be harmed. To manage changes in our rate of growth effectively, we must, among other things:

•	match our manufacturing facilities and capacity to demand for our products in a timely manner;

•	successfully attract, train, motivate and manage appropriate numbers of employees for manufacturing, sales and customer support activities;

•	effectively manage our inventory and working capital; and

•	improve the efficiencies within our operating, administrative, financial and accounting systems, and our procedures and controls.

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

We rely upon a tax planning strategy to support the realizability of certain of our deferred tax assets. The strategy represents an action that we ordinarily would not take, but would take, if necessary, to realize an estimated $3.3 million in U.S. deferred tax assets. The strategy depends upon our ability to sell our Middletown, Rhode Island headquarters facility in order to generate taxable income for the purpose of utilizing our U.S. net operating tax loss carry-forwards before they expire. Our estimate of the taxable income that would result from any such sale, and therefore the supportable deferred tax asset value, is based upon the difference between the property’s estimated fair market value and our tax basis. Accordingly, the estimated net realizable value of our deferred tax asset is highly correlated to property values in and around the Middletown, Rhode Island area and therefore subject to changes in property value and or assumptions used in the valuation process. Changes in these property values or assumptions could cause us to revise our estimates and to record significant increases or decreases to our deferred tax assets during the year that could materially affect our results of operations.

The market price of our common stock may be volatile.

Our stock price has historically been volatile. From January 1, 2005 to March 31, 2009, the trading price of our common stock ranged from $14.48 to $2.81. Many factors may cause the market price of our common stock to fluctuate, including:

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

In addition, the stock market can experience extreme price and volume fluctuations. Major stock market indices experienced dramatic declines in 2008 and in the first quarter of 2009. These fluctuations are often unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the market price of our common stock. When the market price of a company’s stock drops significantly, stockholders often institute securities litigation against that company. Any such litigation could cause us to incur significant expenses defending against the claim, divert the time and attention of our management and result in significant damages.

Acquisitions may disrupt our operations or adversely affect our results.

We evaluate strategic acquisition opportunities to acquire other businesses as they arise. The expenses we incur evaluating and pursuing acquisitions could have a material adverse effect on our results of operations. If we acquire a business, we may be unable to manage it profitably or successfully integrate its operations with our own. Moreover, we may be unable to realize the financial, operational and other benefits we anticipate from any acquisition. Competition for acquisition opportunities could increase the price we pay for businesses we acquire and could reduce the number of potential acquisition targets. Further, our approach to acquisitions may involve a number of special financial and business risks, such as:

•	charges related to any potential acquisition from which we may withdraw;

•	diversion of our management’s time, attention, and resources;

•	loss of key acquired personnel;

•	increased costs to improve or coordinate managerial, operational, financial, and administrative systems, including compliance with the Sarbanes-Oxley Act of 2002;

•	dilutive issuances of equity securities;

•	the assumption of legal liabilities; and

•	amortization of acquired intangible assets.

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

On November 26, 2008, our Board of Directors authorized a program to repurchase up to one million shares of our common stock. The repurchase program is funded using our existing cash, cash equivalents, marketable securities and future cash flows. Under the repurchase program, at management’s discretion, we may repurchase shares on the open market from time to time, in privately negotiated transactions or block transactions, or through an accelerated repurchase agreement. The timing of such repurchases depends on availability of shares, price, market conditions, alternative uses of capital, and applicable regulatory requirements. The program may be modified, suspended or terminated at any time without prior notice. The repurchase program has no expiration date. There were no other repurchase programs outstanding during the three months ended March 31, 2009, and no repurchase programs expired during the period.

We repurchased 123,044 shares of its common stock in the three-month period ended March 31, 2009 under the program at a cost of approximately $0.6 million. The following table summarizes our repurchases of our common stock during the three months ended March 31, 2009:

Period	Total Number of Shares Purchased	Average Cost Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
January 1, 2009 – January 31, 2009	29,500	$4.71	29,500	892,220
February 1, 2009 – February 28, 2009	8,865	5.02	8,865	883,355
March 1, 2009 – March 31, 2009	84,679	4.93	84,679	798,676

Total	123,044	$4.88	123,044

ITEM 6.	EXHIBITS

Exhibits:

Exhibit No.	Description	Filed with this Form 10-Q	Incorporated by Reference
			Form	Filing Date	Exhibit No.
3.1	Amended and Restated Certificate of Incorporation		S-1	February 16, 1996	3.3

3.2	Certificate of Amendment of Certificate of Incorporation		S-3	November 26, 2003	4.2

3.3	Amended, Restated and Corrected Bylaws of KVH Industries, Inc.		8-K	July 31, 2007	3

4.1	Specimen certificate for the common stock		S-1/A	March 22, 1996	4.1

*10.21	Second Amended and Restated 2003 Incentive and Nonqualified Stock Option Plan	X

*10.22	Second Amended and Restated 2006 Stock Incentive Plan	X

*10.23	Policy Regarding Automatic Grants to Non-Employee Directors	X

10.24	Loan Agreement dated as of April 6, 2009 between Bank of America, N. A. and KVH Industries, Inc.		8-K	April 8, 2009	10.1

31.1	Rule 13a-14(a)/15d-14(a) certification of principal executive officer

31.2	Rule 13a-14(a)/15d-14(a) certification of principal financial officer

32.1	Section 1350 certification of principal executive officer

32.2	Section 1350 certification of principal financial officer

*	Management contract or compensatory plan

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 6, 2009

KVH Industries, Inc.

By:	/s/ Patrick J. Spratt
Patrick J. Spratt
(Duly Authorized Officer and Chief Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Description	Filed with this Form 10-Q	Incorporated by Reference
			Form	Filing Date	Exhibit No.
3.1	Amended and Restated Certificate of Incorporation		S-1	February 16, 1996	3.3

3.2	Certificate of Amendment of Certificate of Incorporation		S-3	November 26, 2003	4.2

3.3	Amended, Restated and Corrected Bylaws of KVH Industries, Inc.		8-K	July 31, 2007	3

4.1	Specimen certificate for the common stock		S-1/A	March 22, 1996	4.1

*10.21	Second Amended and Restated 2003 Incentive and Nonqualified Stock Option Plan	X

*10.22	Second Amended and Restated 2006 Stock Incentive Plan	X

*10.23	Policy Regarding Automatic Grants to Non-Employee Directors	X

10.24	Loan Agreement dated as of April 6, 2009 between Bank of America, N. A. and KVH Industries, Inc.		8-K	April 8, 2009	10.1

31.1	Rule 13a-14(a)/15d-14(a) certification of principal executive officer

31.2	Rule 13a-14(a)/15d-14(a) certification of principal financial officer

32.1	Section 1350 certification of principal executive officer

32.2	Section 1350 certification of principal financial officer

*	Management contract or compensatory plan