Form 10-Q
period 2009-06-30
KVH INDUSTRIES INC \DE\
filed 2009-08-06
CIK 1007587

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2009

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Date	Class	Outstanding shares
August 5, 2009	Common Stock, par value $0.01 per share	13,964,554

KVH INDUSTRIES, INC. AND SUBSIDIARY

Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

KVH INDUSTRIES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts, unaudited)

	June 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$4,890	$4,979
Marketable securities	37,321	37,681
Accounts receivable, net of allowance for doubtful accounts of approximately $688 as of June 30, 2009 and $333 as of December 31, 2008	12,767	13,960
Inventories	13,848	15,484
Prepaid expenses and other assets	1,508	731
Costs and estimated earnings in excess of billings on uncompleted contracts	78	44
Deferred income taxes	32	32

Total current assets	70,444	72,911

Property and equipment, less accumulated depreciation of $20,199 as of June 30, 2009 and $19,050 as of December 31, 2008	14,110	13,286
Other non-current assets	5,607	4,226
Deferred income taxes	3,334	3,334

Total assets	$93,495	$93,757

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,147	$5,488
Accrued compensation and employee-related expenses	3,031	3,013
Accrued other	3,902	2,400
Deferred sales	1,065	366
Accrued product warranty costs	1,102	1,139
Accrued professional services	277	256
Current portion of long-term debt	114	2,026

Total current liabilities	12,638	14,688

Other long-term liabilities	82	—
Long-term debt excluding current portion	3,867	—

Total liabilities	16,587	14,688

Commitments and contingencies (notes 3 and 10)
Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 1,000,000 shares; none issued	—	—
Common stock, $0.01 par value. Authorized 20,000,000 shares, 15,165,878 and 15,127,327 shares issued at June 30, 2009 and December 31, 2008; 13,964,554 and 14,049,047 shares outstanding at June 30, 2009 and December 31, 2008, respectively	152	151
Additional paid-in capital	93,798	92,932
Accumulated deficit	(7,639)	(5,273)
Accumulated other comprehensive income	68	129
Less: treasury stock at cost, common stock, 1,201,324 shares as of June 30, 2009 and 1,078,280 shares as of December 31, 2008	(9,471)	(8,870)

Total stockholders’ equity	76,908	79,069

Total liabilities and stockholders’ equity	$93,495	$93,757

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share amounts, unaudited)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Sales:
Product	$18,129	$19,162	$33,693	$40,409
Service	3,727	3,153	6,438	5,039

Net sales	21,856	22,315	40,131	45,448

Costs and expenses:
Costs of product sales	11,389	11,614	22,479	24,061
Costs of service sales	2,688	1,376	4,375	2,321
Sales, marketing and support	3,971	4,173	8,130	8,257
Research and development	1,858	1,657	3,973	3,991
General and administrative	1,853	1,541	3,780	3,288

Total costs and expenses	21,759	20,361	42,737	41,918

Income (loss) from operations	97	1,954	(2,606)	3,530
Interest income	93	310	205	759
Interest expense	25	37	37	81
Other income (expense), net	10	12	8	(195)

Income (loss) before income taxes	175	2,239	(2,430)	4,013
Income tax (benefit) expense	(16)	255	(64)	448

Net income (loss)	$191	$1,984	$(2,366)	$3,565

Per share information:
Net income (loss) per share, basic and diluted	$0.01	$0.14	$(0.17)	$0.24

Number of shares used in per share calculation:
Basic	13,956	14,463	13,982	14,566

Diluted	14,113	14,490	13,982	14,572

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Six months ended June 30,
	2009	2008
Cash flows from operating activities:
Net (loss) income	$(2,366)	$3,565
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,215	1,131
Compensation expense related to stock options and employee stock purchase plan	797	789
Provision for doubtful accounts, net	409	64
Loss on foreign currency forward exchange contracts	—	462
Changes in operating assets and liabilities:
Accounts receivable	784	791
Costs and estimated earnings in excess of billings on uncompleted contracts	(34)	(79)
Inventories	2,913	(2,464)
Prepaid expenses and other assets	(777)	133
Other non-current assets	(1,381)	(1,399)
Accounts payable	(2,341)	1,160
Accrued expenses	229	237
Deferred sales	699	52
Other long-term liabilities	82	(9)

Net cash provided by operating activities	229	4,433

Cash flows from investing activities:
Purchase of marketable securities	(13,820)	(14,942)
Maturities and sales of marketable securities	14,119	14,326
Capital expenditures, net	(2,057)	(1,083)
Proceeds from the sale of fixed assets	18	—

Net cash used in investing activities	(1,740)	(1,699)

Cash flows from financing activities:
Repayments of mortgage loan	(2,045)	(64)
Borrowings from mortgage loan	4,000	—
Proceeds from stock options and employee stock purchase plan	115	128
Payment of employee restricted stock withholdings	(47)	—
Repurchase of common stock	(601)	(4,098)

Net cash provided by (used in) financing activities	1,422	(4,034)

Net decrease in cash and cash equivalents	(89)	(1,300)
Cash and cash equivalents at beginning of period	4,979	12,284

Cash and cash equivalents at end of period	$4,890	$10,984

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Unaudited, all amounts in thousands except share and per share amounts)

(1)	Description of Business

KVH Industries, Inc. (the Company or KVH) develops, manufactures and markets mobile communications products for the marine, land mobile and in-flight markets, and navigation, guidance and stabilization products for both the defense and commercial markets.

KVH’s mobile communications products enable customers to receive live digital television, telephone and Internet services in automobiles, recreational vehicles, marine vessels, and commercial airplanes while in motion via satellite services. KVH sells its mobile communications products through an extensive international network of retailers, distributors and dealers. KVH also leases the TracPhone V7 and Inmarsat TracPhone products directly to end users.

KVH offers precision fiber optic gyro-based systems that enable platform and optical stabilization, navigation, pointing and guidance. KVH’s guidance and stabilization products also include tactical navigation systems that provide uninterrupted access to navigation and pointing information in a variety of military vehicles, including tactical trucks and light armored vehicles. KVH’s guidance and stabilization products are sold directly to U.S. and allied governments and government contractors, as well as through an international network of authorized independent sales representatives. In addition, KVH’s guidance and stabilization products have numerous commercial applications such as precision mapping, autonomous vehicles, train location control and track geometry measurement systems, industrial robotics and optical stabilization.

KVH’s mobile communications service sales includes sales earned from product repairs, sales from satellite telephone and Internet airtime services, and certain DIRECTV and DISH Network account subsidies and referral fees earned in conjunction with the sale of its products. KVH provides, for monthly usage fees, third-party satellite connectivity for voice, data and Internet services to its Inmarsat TracPhone customers who choose to activate their subscriptions with KVH. KVH also earns monthly fixed and usage fees for satellite connectivity sales from broadband Internet, data and Voice over Internet Protocol (VOIP) service to its TracPhone V7 customers. Under current DIRECTV and DISH Network programs, KVH is eligible to receive a one-time subsidy for each receiver activated for service and a new mobile account activation fee from DIRECTV and DISH Network for each customer who activates their DIRECTV or DISH Network service directly through KVH. In addition, KVH sells extended warranty programs primarily for its mobile communications products.

KVH’s guidance and stabilization service sales include product repairs and engineering services provided under development contracts.

(2)	Basis of Presentation

The accompanying condensed consolidated financial statements of KVH Industries, Inc. and its wholly owned subsidiary, KVH Europe A/S (collectively, KVH or the Company), have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission regarding interim financial reporting. Given that KVH Europe A/S operates as the Company’s European and international distributor, all of its operating expenses are reflected within sales, marketing and support within the accompanying condensed consolidated statements of operations. All significant intercompany accounts and transactions have been eliminated in consolidation. The condensed consolidated financial statements have not been audited by our independent registered public accounting firm, but include all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations, and cash flows for the periods presented. These condensed consolidated financial statements do not include all disclosures associated with annual financial statements and accordingly should be read in conjunction with the Company’s consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed on March 13, 2009 with the Securities and Exchange Commission. The results for the three and six months ended June 30, 2009 are not necessarily indicative of operating results for the remainder of the year.

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

The Company recognizes stock-based compensation in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment.” Stock-based compensation expense was $408 and $433 for the three months ended June 30, 2009 and June 30, 2008, respectively and $797 and $789 for the six months ended June 30, 2009 and June 30, 2008, respectively. As of June 30, 2009, there was $869 of total unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted-average period of 1.76 years. As of June 30, 2009, there was $2,510 of total unrecognized compensation expense related to restricted stock awards, which is expected to be recognized over a weighted-average period of 3.47 years.

The Company granted zero and 478,100 restricted stock awards to employees under the terms of the Amended and Restated 2006 Stock Incentive Plan during the three and six months ended June 30, 2009, respectively. The restricted stock awards vest ratably over four years from the date of grant subject to the recipient remaining employed through the applicable vesting dates. Compensation expense for restricted stock awards is measured at fair value on the date of grant based on the number of shares granted and the quoted market closing price of the Company’s common stock. Such value is recognized as expense over the vesting period of the award, net of estimated forfeitures.

A total of 210,000 of the restricted stock awards granted during the six months ended June 30, 2009 were performance-based awards granted to executives. Of these restricted stock awards, 105,000 will vest ratably over four years from date of grant provided that the Company achieves two specific mini-VSAT sales objectives in 2009 and the remaining 105,000 will vest ratably over four years from date of grant provided that the Company achieves certain fiber optic gyro production output targets in 2009. As of June 30, 2009, the fiber optic gyro production output targets were achieved and the Company believes it is probable it will achieve its remaining performance targets for the year ending December 31, 2009. As a result, the Company recorded expense for the three and six months ended June 30, 2009 related to the performance-based restricted stock awards, the amount of which was not material.

The Company also granted zero and 2,500 stock options to employees under the terms of the Amended and Restated 2003 Incentive and Nonqualified Stock Option Plan during the three and six months ended June 30, 2009, respectively.

The fair value of stock options granted for the six months ended June 30, 2009 was estimated as of the date of grant using the Black-Scholes option-pricing model. The weighted-average fair value per share for all options granted during the three months ended June 30, 2008 was $3.51. The weighted-average fair value per share for all options granted during the six months ended June 30, 2009 and 2008 was $1.80 and $3.09 respectively. The weighted-average assumptions used to value options as of their grant date were as follows:

	Six months ended June 30,
	2009	2008
Risk-free interest rate	1.63%	2.89%
Expected volatility	43.58%	41.96%
Expected life (in years)	4.06	4.23
Dividend yield	0%	0%

(5)	Net Income (Loss) per Common Share

Basic net income (loss) per share is calculated based on the weighted average number of common shares outstanding during the period. Diluted net income per share incorporates the dilutive effect of common stock equivalent options, restricted stock awards, warrants and other convertible securities, if any, as determined with the treasury stock accounting method. Common stock equivalents related to options and restricted stock awards for 1,220,125 and 1,737,205 shares of common stock for the three and six months ended June 30, 2009, respectively, have been excluded from the fully diluted calculation of net income (loss) per share, as inclusion would be anti-dilutive. Common stock equivalents related to options and restricted stock awards for 1,257,622 and 1,290,348 shares of common stock for the three and six months ended June 30, 2008, respectively, have been excluded from the fully diluted calculation of net income per share, as inclusion would be anti-dilutive.

A reconciliation of the basic and diluted weighted average common shares outstanding is as follows:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Weighted average common shares outstanding – basic	13,955,730	14,463,406	13,981,881	14,566,475
Dilutive common shares issuable in connection with stock plans	157,659	26,778	—	5,608

Weighted average common shares outstanding – diluted	14,113,389	14,490,184	13,981,881	14,572,083

(6)	Inventories

Inventories are stated at the lower of cost or market using the first-in first-out costing method. Inventories as of June 30, 2009 and December 31, 2008 include the costs of material, labor, and factory overhead. Components of inventories consist of the following:

	June 30, 2009	December 31, 2008
Raw materials	$9,402	$10,084
Work in process	1,469	1,385
Finished goods	2,977	4,015

	$13,848	$15,484

(7)	Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes the effects of unrealized gains or losses on available-for-sale marketable securities that are separately included in accumulated other comprehensive income within stockholders’ equity. The Company’s comprehensive income (loss) for the periods presented is as follows:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Net income (loss)	$191	$1,984	$(2,366)	$3,565
Unrealized (loss) gain on available-for-sale securities	(6)	3	(61)	3

Total comprehensive income (loss)	$185	$1,987	$(2,427)	$3,568

(8)	Product Warranty

The Company’s products carry limited warranties that range from one to three years and vary by product. The warranty period begins on the date of retail purchase by the original purchaser. The Company accrues estimated product warranty costs at the time of sale and any additional amounts are recorded when such costs are probable and can be reasonably estimated. Factors that affect the Company’s warranty liability include the number of units sold, historical and anticipated rates of warranty repairs and the estimated cost per repair. Warranty and related costs are reflected within sales, marketing and support in the accompanying statements of operations. As of June 30, 2009 and December 31, 2008, the Company had accrued product warranty costs of $1,102 and $1,139, respectively. The following table summarizes product warranty activity for the periods presented:

	Six months ended June 30,
	2009	2008
Beginning balance	$1,139	$778
Charges to expense	291	737
Costs incurred	(328)	(460)

Ending balance	$1,102	$1,055

(9)	Segment Reporting

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

The Company operates in two geographic segments, exclusively in the mobile communications, navigation and guidance equipment industry, which it considers to be a single business activity. The Company has two primary industry categories: mobile communication and guidance and stabilization. Mobile communication sales include marine, automotive, aeronautical and land mobile communication equipment, product repairs, satellite-based telephone and Internet airtime services, television account subsidies and referral fees earned in conjunction with the sale of the Company’s products, and Broadband Internet connectivity and VOIP services sold with the Company’s mini-VSAT product. Guidance and stabilization product sales include sales of commercial and defense-related navigation, guidance and stabilization equipment based upon digital compass and fiber optic sensor technology. Guidance and stabilization sales also include product repairs and engineering services provided under development contracts.

The following table summarizes information regarding the Company’s operations by geographic segment:

	Sales Originating From
	North America	Europe	Total
Three months ended June 30, 2009
Mobile communication sales to the United States	$7,636	$—	$7,636
Mobile communication sales to Canada	45	—	45
Mobile communication sales to Europe	357	3,463	3,820
Mobile communication sales to other geographic areas	106	923	1,029
Guidance and stabilization sales to the United States	4,597	—	4,597
Guidance and stabilization sales to Canada	1,064	—	1,064
Guidance and stabilization sales to Europe	3,214	—	3,214
Guidance and stabilization sales to other geographic areas	451	—	451
Intercompany sales	1,770	—	1,770

Subtotal	19,240	4,386	23,626
Eliminations	(1,770)	—	(1,770)

Net sales	$17,470	$4,386	$21,856

Segment net (loss) income	$(157)	$348	$191
Depreciation	$617	$8	$625
Total assets	$88,225	$5,270	$93,495

Three months ended June 30, 2008
Mobile communication sales to the United States	$11,008	$—	$11,008
Mobile communication sales to Canada	254	—	254
Mobile communication sales to Europe	300	4,646	4,946
Mobile communication sales to other geographic areas	252	1,803	2,055
Guidance and stabilization sales to the United States	2,681	—	2,681
Guidance and stabilization sales to Canada	310	—	310
Guidance and stabilization sales to Europe	527	—	527
Guidance and stabilization sales to other geographic areas	534	—	534
Intercompany sales	4,472	—	4,472

Subtotal	20,338	6,449	26,787
Eliminations	(4,472)	—	(4,472)

Net sales	$15,866	$6,449	$22,315

Segment net income	$1,550	$434	$1,984
Depreciation	$551	$9	$560
Total assets	$87,819	$5,976	$93,795

	Sales Originating From
	North America	Europe	Total
Six months ended June 30, 2009
Mobile communication sales to the United States	$14,322	$—	$14,322
Mobile communication sales to Canada	258	—	258
Mobile communication sales to Europe	977	6,075	7,052

	Sales Originating From
	North America	Europe	Total
Mobile communication sales to other geographic areas	271	1,675	1,946
Guidance and stabilization sales to the United States	7,527	—	7,527
Guidance and stabilization sales to Canada	1,431	—	1,431
Guidance and stabilization sales to Europe	6,060	—	6,060
Guidance and stabilization sales to other geographic areas	1,535	—	1,535
Intercompany sales	3,290	—	3,290

Subtotal	35,671	7,750	43,421
Eliminations	(3,290)	—	(3,290)

Net sales	$32,381	$7,750	$40,131

Segment net (loss) income	$(2,867)	$501	$(2,366)
Depreciation	$1,199	$16	$1,215
Total assets	$88,225	$5,270	$93,495

Six months ended June 30, 2008
Mobile communication sales to the United States	$22,338	$—	$22,338
Mobile communication sales to Canada	622	—	622
Mobile communication sales to Europe	460	9,364	9,824
Mobile communication sales to other geographic areas	509	3,037	3,546
Guidance and stabilization sales to the United States	6,844	—	6,844
Guidance and stabilization sales to Canada	362	—	362
Guidance and stabilization sales to Europe	1,301	—	1,301
Guidance and stabilization sales to other geographic areas	611	—	611
Intercompany sales	8,177	—	8,177

Subtotal	41,224	12,401	53,625
Eliminations	(8,177)	—	(8,177)

Net sales	$33,047	$12,401	$45,448

Segment net income	$2,829	$736	$3,565
Depreciation	$1,112	$19	$1,131
Total assets	$87,819	$5,976	$93,795

(10)	Legal Matters

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

In April 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) Statement of Financial Accounting Standards (SFAS) No. 142-3, “Determination of the Useful Life of Intangible Assets” (FSP SFAS No. 142-3). FSP SFAS No. 142-3 amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No.142, “Goodwill and Other Intangible Assets.” SFAS FSP No. 142-3 also requires expanded disclosure regarding the determination of intangible asset useful lives. The Company adopted SFAS FSP No. 142-3 effective January 1, 2009, which did not have a material impact on the Company’s financial position or results of operations.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (SFAS No. 165). SFAS No. 165 establishes the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. The Company evaluated subsequent events through August 6, 2009, the date the Company filed this quarterly report on Form 10-Q, and did not identify any subsequent events that should be disclosed pursuant to SFAS 165.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standard Codification and the Hierarchy of the Generally Accepted Accounting Principles — a replacement of SFAS No. 162 “(SFAS No. 168), to become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company does not expect the adoption of SFAS No. 168 will have a material impact on the Company’s financial position or results of operations.

(12)	Share Buyback Program

On November 26, 2008, the Company’s Board of Directors authorized a program to repurchase up to one million shares of the Company’s common stock. As of June 30, 2009, 798,676 shares of the Company’s common stock remain available for repurchase under the authorized program. The repurchase program is funded using the Company’s existing cash, cash equivalents, marketable securities and future cash flows. Under the repurchase program, the Company, at management’s discretion, may repurchase shares on the open market from time to time, in privately negotiated transactions or block transactions, or through an accelerated repurchase agreement. The timing of such repurchases depends on availability of shares, price, market conditions, alternative uses of capital, and applicable regulatory requirements. The program may be modified, suspended or terminated at any time without prior notice. The repurchase program has no expiration date. There were no other repurchase programs outstanding during the six months ended June 30, 2009, and no repurchase programs expired during the period.

The Company repurchased zero and 123,044 shares of its common stock in the three and six months ended June 30, 2009, respectively, at a cost of $601.

(13)	Long-Term Aviation Antenna Development and Production Agreement

On February 18, 2008, the Company entered into a $20,896 long-term antenna development and production agreement (the “Agreement”). Under the terms of the Agreement, the Company has designed, developed, and manufactured DIRECTV-compatible satellite television antennas to be used on narrowbody commercial aircraft operating in the United States. In accordance with Emerging Issues Task Force Issue No. 99-5, “Accounting for Pre-Production Costs Related to Long-Term Supply Arrangements,” and the Agreement, the Company has capitalized a net amount of $4,258 in related development costs, which the Company has a contractual right to recover, and which are reflected in other non-current assets as of June 30, 2009. These costs are expensed into cost of sales as antennas are sold in proportion to the number of antennas delivered versus the total contractual antenna production requirement. The Company began shipment of the antennas in the second quarter of 2009.

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

The following table presents financial assets at June 30, 2009 for which the Company measures fair value on a recurring basis, by level, within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
Assets
Money market mutual funds	$21,295	—	—	$21,295
Government agency bonds	10,046	—	—	10,046
United States treasuries	4,090	—	—	4,090
Certificates of deposit	1,890	—	—	1,890

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

Our mobile satellite business includes receive-only TracVision satellite TV systems, 2-way TracPhone satellite communications systems, and the mini-VSAT Broadband airtime service. Our TracVision mobile satellite TV systems enable mobile reception in vehicles or vessels of most leading satellite TV services, such as DIRECTV, DISH Network, and ExpressVu in North America, and Astra and Eutelsat in Europe. In February 2008, we entered the aviation market with a development and production contract for a satellite TV antenna that is sold on an OEM basis by LiveTV. Our TracPhone satellite communications systems enable reception of Inmarsat L-Band MSS services or our own mini-VSAT Broadband Ku-band FSS service, and are sold primarily to mariners. We sell our mobile satellite products and airtime services through our direct sales force and an extensive international network of independent sales representatives, distributors and retailers to leisure, commercial, and government customers.

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

We generate sales primarily from the sale of our mobile satellite systems and services and our guidance and stabilization products and services. The following table provides, for the periods indicated, our sales by industry category:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	(in thousands)
Mobile communications	$12,530	$18,263	$23,578	$36,330
Guidance and stabilization	9,326	4,052	16,553	9,118

Net sales	$21,856	$22,315	$40,131	$45,448

Our mobile communications service sales include sales earned from product repairs, sales of satellite telephone and Internet usage services, and certain DIRECTV and DISH Network account referral fees earned in conjunction with the sale of our products. We provide, for a fee, third-party satellite telephone and Internet airtime to our TracPhone and Internet customers who choose to activate their subscriptions with us. We also earn service sales from broadband Internet and VOIP service sold with our mini-VSAT product. Under current DIRECTV and DISH Network programs, we are eligible to receive a one-time subsidy for each receiver activated and a new mobile account activation fee from DIRECTV and DISH Network for each customer who activates their DIRECTV or DISH Network service directly through us. Our guidance and stabilization service sales include product repairs and engineering services provided under development contracts.

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

As described in our Form 10-K for the year ended December 31, 2008, our most critical accounting policies and estimates upon which our consolidated financial statements were prepared were those relating to revenue recognition, allowances for accounts receivable, inventories, income taxes and deferred income tax assets and liabilities and warranty. We have reviewed our policies and determined that these remain our most critical accounting policies for the quarter ended June 30, 2009. Readers should refer to our 2008 Form 10-K under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” for the detailed descriptions of these policies.

Results of Operations

The following table provides, for the periods indicated, certain financial data expressed as a percentage of sales:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Sales:
Product	82.9%	85.9%	84.0%	88.9%
Service	17.1	14.1	16.0	11.1

Net sales	100.0	100.0	100.0	100.0

Cost and expenses:
Costs of product sales	52.1	52.0	56.0	52.9
Costs of service sales	12.3	6.2	10.9	5.1

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Sales, marketing and support	18.2	18.7	20.3	18.2
Research and development	8.5	7.4	9.9	8.8
General and administrative	8.5	6.9	9.4	7.2

Total costs and expenses	99.6	91.2	106.5	92.2

Income (loss) from operations	0.4	8.8	(6.5)	7.8
Interest income	0.4	1.4	0.5	1.7
Interest expense	0.0	0.2	0.1	0.2
Other income (expense), net	0.0	0.0	0.0	(0.5)

Income (loss) before income taxes	0.8	10.0	(6.1)	8.8
Income tax (benefit) expense	(0.1)	1.1	(0.2)	1.0

Net income (loss)	0.9%	8.9%	(5.9)%	7.8%

Three Months Ended June 30, 2009 and 2008

Net Sales

Product sales for the three months ended June 30, 2009 decreased $1.0 million, or 5%, to $18.1 million from $19.1 million for the three months ended June 30, 2008. The weakening of the recreational vehicle market commencing in the second quarter of 2008 due in part to increased fuel prices, and the crisis of consumer confidence in the general economy during the second half of 2008 and the first half of 2009, caused declines in demand for our land mobile products and our marine consumer products. Sales of our marine products decreased by $5.5 million, or 41%, compared with the three months ended June 30, 2008. This decrease was principally the result of decreases in the sales of our marine consumer products, including the TracVision M-series satellite television products and Inmarsat-compatible TracPhone products. In addition, sales of our land mobile products decreased by $1.5 million, or 57%, compared to the three months ended June 30, 2008. Mobile communications product sales originating from our Danish subsidiary decreased $2.4 million, or 40%, from the three months ended June 30, 2008 to the three months ended June 30, 2009. Mobile communications product sales originating from North America decreased $4.5 million, or 44%, from the three months ended June 30, 2008 to the three months ended June 30, 2009.

Our operating performance depends significantly on general economic conditions, which have worsened dramatically in recent periods. Net sales of our mobile communications products are largely generated by discretionary consumer spending, and demand for these products is likely to demonstrate slower growth or decline as a result of worsening regional and global economic conditions. Consumer spending tends to decline during recessionary periods and may decline at other times. Consumers may choose not to purchase our mobile communications products due to a perception that they are luxury items. As global and regional economic conditions change, including the general level of interest rates, fluctuating oil prices and demand for durable consumer products, demand for our products could be materially and adversely affected. As a result of these and other factors, customers could slow or suspend spending on our products and services. We may also be forced to increase our allowance for doubtful accounts, which would have a negative impact on our earnings and financial condition. We cannot predict the timing, duration or ultimate impact of the current economic downturn. We expect our business to continue to be adversely impacted by this downturn.

Sales of our guidance and stabilization products increased by $5.8 million, or 192%, from the three months ended June 30, 2008 to the three months ended June 30, 2009. Specifically, sales of our FOG products increased $5.8 million, or 435%, driven largely by increased sales in support of remotely operated weapons station programs.

Governments are experiencing significant declines in tax receipts, which may cause them to curtail spending significantly or reallocate funds away from defense programs. There can be no assurances that government responses to the disruptions in the economy will remedy these problems.

Service sales for the three months ended June 30, 2009 increased $0.6 million, or 18%, to $3.7 million from $3.1 million for the three months ended June 30, 2008. The primary reason for the increase was a $1.4 million increase in airtime sales for our mini-VSAT Broadband service that we launched in the fourth quarter of 2007, which was partially offset by a decline in service repair sales, commission sales from DIRECTV for television receiver activations and contracted engineering service sales of $0.8 million.

Cost of Sales

For the three months ended June 30, 2009, costs of product sales decreased by $0.2 million, or 2%, to $11.4 million for the three month ended June 30, 2009 from $11.6 million for the three months ended June 30, 2008. The primary reasons for the decrease in dollar amount were the decline in unit sales and a shift in sales mix to lower priced marine products.

Costs of service sales increased by $1.3 million, or 95%, to $2.7 million for the three month ended June 30, 2009 from $1.4 million for the three months ended June 30, 2008. This increase was driven by increased airtime usage of our mini-VSAT Broadband service as well as by increased costs related to the build out and operation of the network and support infrastructure for our mini-VSAT Broadband service as part of our initiative for the global expansion of that service. We expect these costs to continue to increase substantially during 2009.

Gross margin from product sales for the three months ended June 30, 2009 decreased to 37% from 39% in the year-ago period. The deterioration in our gross margin from product sales was attributable to under-utilization of our production capacity due to reduced unit sales, a higher level of price discounts to maintain our competitive position in the mobile communications marketplace and a $0.6 million increase in our inventory reserves.

Gross margin from service sales for the three months ended June 30, 2009 decreased to 28% from 56% in the year-ago period, primarily as a result of increased costs related to the build out and operations of the network and support infrastructure for our mini-VSAT Broadband service. In the near term, we expect these costs to continue to grow more rapidly than the number of subscribers for, and revenues from, our mini-VSAT Broadband service.

Operating Expenses

Sales, marketing and support expense for the three months ended June 30, 2009 decreased by $0.2 million, or 5%, to $4.0 million from $4.2 million for the three months ended June 30, 2008. As a percentage of sales, sales, marketing and support expense decreased during the quarter ended June 30, 2009 to 18% from 19% for the quarter ended June 30, 2008. The primary reason for the decrease in 2009 was decreased warranty and service-related expenses.

Research and development expense for the three months ended June 30, 2009 increased by $0.2 million, or 12%, to $1.9 million from $1.7 million for the three months ended June 30, 2008. As a percentage of sales, research and development expense increased during the quarter ended June 30, 2009 to 9% from 7% for the quarter ended June 30, 2008. The primary reason for the increase in 2009 expense was the completion of the development project for the DIRECTV-compatible satellite television antenna to be used on narrowbody commercial aircraft. The project completion in the second quarter of 2009 resulted in a $0.6 million decrease in the capitalization of aviation antenna development costs (see note 13 to the condensed consolidated financial statements) during the second quarter of 2009 versus the second quarter of 2008. Partially offsetting the decrease in capitalized research and development expense was a decrease in engineering related employee compensation as well as consulting fees.

General and administrative expense for the three months ended June 30, 2009 increased by $0.3 million, or 20%, to $1.8 million from $1.5 million for the three months ended June 30, 2008. As a percentage of sales, general and administrative expenses increased during the quarter ended June 30, 2009 to 9% from 7% for the quarter ended June 30, 2008. The primary reason for the increase in 2009 expense was a $0.2 million increase in general and administrative related employee compensation primarily as a result of an increase in accrued performance based incentive compensation. Also contributing to the increase was a $0.1 million increase in legal and consulting fees associated with licensing arrangements in connection with the global expansion of our mini-VSAT Broadband satellite communication service and information technology initiatives.

Interest Income and Other Expense

Interest income and other expense for the three months ended June 30, 2009 decreased by $0.2 million to $0.1 million from $0.3 million for the three months ended June 30, 2008. The primary reason for the decrease was a $0.2 million decrease in interest income in the 2009 period resulting from lower interest rates and a lower average amount of cash, cash equivalents and marketable securities invested during the three months ended June 30, 2009.

Income Tax (Benefit) Expense

Income tax expense for the three months ended June 30, 2009 decreased by $0.3 million to a benefit of ($0.0) million from a provision of $0.3 million for the three months ended June 30, 2008. Our effective tax rate was (0.9%) for the three months ended June 30, 2009 compared to 11.4% for the year-ago period. The primary reason for the decrease in 2009 was a $2.1 million decrease in pre-tax income. Also contributing to the decrease was a decrease of $0.2 million in federal income tax expense resulting from an adjustment recorded to reconcile our federal income tax expense to our 2008 federal income tax return that was completed and filed in June 2009. We expect that substantially all of our 2009 taxable income generated from our U.S. operations will be offset by federal net operating losses generated by us in prior years. Accordingly, we expect that any tax expense generated by our U.S. operations in 2009 will be made up primarily of federal alternative minimum tax and to a lesser extent certain state tax expense. Taxable income generated by our subsidiary in Denmark will be subject to taxation at the Danish statutory rates as we have no net operating loss carry-forwards or tax credits available to offset current or future taxable income in that jurisdiction.

We regularly evaluate our valuation allowance recorded against our net deferred tax assets. Should we generate net income in 2009 and project net income for 2010 and beyond, we may determine, after considering all available evidence, that it is more likely than not that all or some additional portion of our net deferred tax assets would be realized. Should that determination be made, we would reverse all or a portion of the valuation allowance at such time and recognize a reduction of income tax expense (as of June 30, 2009, the maximum amount of reduction which could impact income tax expense totaled approximately $5.4 million). In addition, as a portion of our deferred tax assets were generated from excess tax deductions from share-based payment awards, pursuant to SFAS No. 123(R), a portion of any such valuation allowance reversal would be recorded to additional paid-in capital when the deduction reduces tax payable (as of June 30, 2009, such amount would total approximately $1.9 million).

Six Months Ended June 30, 2009 and 2008

Net Sales

Product sales for the six months ended June 30, 2009 decreased $6.7 million, or 17%, to $33.7 million from $40.4 million for the six months ended June 30, 2008. The weakening of the recreational vehicle market commencing in the second quarter of 2008 due in part to increased fuel prices, and the crisis of consumer confidence in the general economy during the second half of 2008 and the first half of 2009, caused declines in demand for our land mobile products and our marine consumer products. Sales of our marine products decreased by $10.0 million, or 39%, compared with the six months ended June 30, 2008. This decrease was principally the result of decreases in the sales of our marine consumer products, including the TracVision M-series satellite television products and Inmarsat-compatible TracPhone products. In addition, sales of our land mobile products decreased by $5.0 million, or 70%, compared to the six months ended June 30, 2008. Mobile communications product sales originating from our Danish subsidiary decreased $5.1 million, or 44%, from the six months ended June 30, 2008 to the six months ended June 30, 2009. Mobile communications product sales originating from North America decreased $9.8 million, or 46%, from the six months ended June 30, 2008 to the six months ended June 30, 2009.

Sales of our guidance and stabilization products increased by $8.2 million, or 111%, from the six months ended June 30, 2008 to the six months ended June 30, 2009. Specifically, sales of our FOG products increased $8.1 million, or 215%, driven largely by increased sales in support of remotely operated weapons station programs.

Service sales for the six months ended June 30, 2009 increased $1.4 million, or 28%, to $6.4 million from $5.0 million for the six months ended June 30, 2008. The primary reason for the increase was a $2.4 million increase in airtime sales for our mini-VSAT Broadband service that we launched in the fourth quarter of 2007, which was partially offset by a decline in service repair sales, commission sales from DIRECTV for television receiver activations and contracted engineering service sales of $1.0 million.

Cost of Sales

For the six months ended June 30, 2009, costs of product sales decreased by $1.6 million, or 7%, to $22.5 million for the six months ended June 30, 2009 from $24.1 million for the six months ended June 30, 2008. The primary reasons for the decrease in dollar amount were the decline in unit sales and a shift in sales mix to lower priced marine products.

Costs of service sales increased by $2.1 million, or 89%, to $4.4 million for the six months ended June 30, 2009 from $2.3 million for the six months ended June 30, 2008. This increase was driven by increased airtime usage of our mini-VSAT Broadband service as well as by increased costs related to the build out and operation of the network and support infrastructure for our mini-VSAT Broadband service as part of our initiative for the global expansion of that service.

Gross margin from product sales for the six months ended June 30, 2009 decreased to 33% from 41% in the year-ago period. The deterioration in our gross margin from product sales was attributable to under-utilization of our production capacity due to reduced unit sales, a higher level of price discounts to maintain our competitive position in the mobile communications marketplace and a $1.0 million increase in our inventory reserves.

Gross margin from service sales for the six months ended June 30, 2009 decreased to 32% from 54% in the year-ago period, as a result of increased costs related to the build out and operations of the network and support infrastructure for our mini-VSAT Broadband service.

Operating Expenses

Sales, marketing and support expense for the six months ended June 30, 2009 decreased by $0.1 million, or 2%, to $8.1 million from $8.2 million for the six months ended June 30, 2008. The primary reason for the decrease in 2009 was decreased warranty and service-related expenses. As a percentage of sales, year-to-date sales, marketing and support expense increased to 20% in 2009 from 18% in 2008, due primarily to the decrease in overall product sales discussed above.

Research and development expense for the six months ended June 30, 2009 was $4.0 million, consistent with research and development expense for the six months ended June 30, 2008. As a percentage of sales, year-to-date research and development expense increased to 10% in 2009 from 9% in 2008, due primarily to the decrease in product sales discussed above.

General and administrative expense for the six months ended June 30, 2009 increased by $0.5 million, or 15%, to $3.8 million from $3.3 million for the six months ended June 30, 2008. The primary reason for the increase in 2009 expense was a $0.3 million increase in legal and consulting fees associated with licensing arrangements in connection with the global expansion of our mini-VSAT Broadband satellite communication service and a research and development tax credit study that was completed in the first quarter of 2009. Also contributing to the increase was a $0.2 million increase in general and administrative related employee compensation primarily as a result of an increase in stock compensation expense and in accrued performance based incentive compensation. As a percentage of sales, year-to-date general and administrative expense increased to 9% in 2009 from 7% in 2008, due primarily to the decrease in product sales discussed above.

Interest Income and Other Expense

Interest income and other expense for the six months ended June 30, 2009 decreased by $0.3 million to $0.2 million from $0.5 million for the six months ended June 30, 2008. The primary reason for the decrease was a $0.6 million decrease in interest income in the 2009 period resulting from lower interest rates and a lower average amount of cash, cash equivalents and marketable securities invested during the six months ended June 30, 2009. Also contributing to the decrease was a $0.3 million decrease in currency gains driven by a decrease in gains from remeasurement of transactions at our Danish subsidiary, which has the U.S. dollar as its functional currency. Partially offsetting these factors was a $0.5 million decrease in losses related to foreign currency exchange contracts.

Income Tax (Benefit) Expense

Income tax expense for the six months ended June 30, 2009 decreased by $0.5 million to a benefit of ($0.1) million from a provision of $0.4 million for the six months ended June 30, 2008. Our effective tax rate was (2.6%) for the six months ended June 30, 2009 compared to 11.2% for the year-ago period. The primary reason for the decrease in 2009 was our $2.4 million pre-tax loss. Also contributing to the decrease was a decrease of $0.2 million in federal income tax expense resulting from an adjustment recorded to reconcile our federal income tax expense to our 2008 federal income tax return that was completed and filed in June 2009 and a $0.1 million federal income tax benefit recorded in 2009 from the monetization of research and development tax credits.

Liquidity and Capital Resources

We have historically funded our operations primarily from operating cash flows, net proceeds from public and private equity offerings, bank financings and proceeds received from exercises of stock options. As of June 30, 2009, we had $42.2 million in cash, cash equivalents and marketable securities and $57.8 million in working capital.

Net cash provided by operations was $0.2 million for the six months ended June 30, 2009 as compared to net cash provided by operations of $4.4 million for the six months ended June 30, 2008. The decrease is primarily due to a $5.9 million decrease in net income, coupled with a $3.5 million increase in cash outflows related to accounts payable and a $0.9 million increase in cash outflows related to prepaid expenses and other assets. This increase in cash outflows was partially offset by a $5.4 million increase in cash inflows related to decreased inventory levels, coupled with a $0.6 million increase in cash inflows related to deferred revenue, consisting primarily of increased customer advances for marine airtime services.

Net cash used in investing activities was $1.7 million for the six months ended June 30, 2009, consistent with net cash used in investing activities for the six months ended June 30, 2008. The slight increase is primarily due to a $1.0 million increase in our capital expenditures. This increase in capital expenditures was due primarily to our initiative for the global expansion of our min-VSAT Broadband satellite communication products and service. Largely offsetting the increase was a $0.9 million decrease in our net investment in marketable securities.

Net cash provided by financing activities was $1.4 million for the six months ended June 30, 2009 as compared to net cash used in financing activities of $4.0 million for the six months ended June 30, 2008. The increase is primarily due to a $4.0 million mortgage loan entered into in 2009, partially offset by a $2.0 million balloon payment to pay off our former mortgage loan. Also contributing to the increase in net cash provided by financing activities was a $3.5 million decrease in repurchases of common stock in 2009.

On April 6, 2009, we entered into a mortgage loan in the amount of $4.0 million related to our headquarters facility in Middletown, Rhode Island. The loan term is 10 years, with a principal amortization of 20 years, and the interest rate will be a rate per year adjusted periodically based on a defined interest period equal to the BBA Libor Rate plus 2.25 percentage points. Land, building and improvements with an approximate carrying value of $5.3 million as of June 30, 2009 secure the mortgage loan. The monthly mortgage payment is approximately $9,400 plus interest and increases in increments of approximately $1,000 each year throughout the life of the mortgage. Due to the difference in the term of the loan and amortization of the principal, a balloon payment of $2.6 million is due on April 1, 2019. The loan contains one financial covenant, a Fixed Charge Coverage Ratio, which applies in the event that our consolidated cash, cash equivalents and marketable securities balance falls below $25.0 million at any time. We were compliant with this financial covenant as of June 30, 2009. Under the mortgage loan we may prepay our outstanding loan balance subject to certain early termination charges as defined in the mortgage loan agreement. If we were to default on our mortgage loan, the land, building and improvements would be used as collateral.

Currently, we have a revolving loan agreement with a bank that provides for a maximum available credit of $15.0 million and will expire on December 31, 2011. We pay interest on any outstanding amounts at a rate equal to, at our option, BBA LIBOR Daily Floating Rate plus 1.75%, or the Eurodollar Rate plus 1.75%. The line of credit contains two financial covenants, a Leverage Ratio and a Fixed Charge Ratio, that apply in the event that our consolidated cash, cash equivalents and marketable securities balance falls below $25.0 million at any time. We were compliant with these two financial covenants throughout the second quarter of 2009. We may terminate the loan agreement prior to its full term without penalty, provided we give 30 days advance written notice to the bank. As of June 30, 2009, no borrowings were outstanding under the facility.

On November 26, 2008, our Board of Directors authorized a program to repurchase up to one million shares of our common stock. The share repurchase program is funded using our existing cash, cash equivalents, marketable securities and future cash flows. We repurchased 123,044 shares of our common stock in the six months ended June 30, 2009 under the program at a cost of approximately $0.6 million.

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

We believe that the $42.2 million we held in cash, cash equivalents and marketable securities at June 30, 2009, together with our other working capital and cash flows from operations, will be adequate to meet planned operating and capital requirements for at least the next twelve months. However, as the need or opportunity arises, we may seek to raise additional capital through public or private sales of securities or through additional debt financing. There are no assurances that we will be able to obtain any additional funding or that such funding will be available on terms acceptable to us.

As of June 30, 2009, we had a standby letter of credit in the amount of approximately $0.2 million outstanding in support of a customer deposit. We had not entered into any other off-balance sheet commitments, guarantees, or standby repurchase obligations as of June 30, 2009.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk exposure is in the area of foreign currency exchange risk. We are exposed to currency exchange rate fluctuations related to our subsidiary operations in Denmark. Certain transactions originating from our Danish subsidiary that are made in the Danish Krone or in Euros are reported in the U.S. dollar, the subsidiary’s functional currency. For foreign currency exposures existing at June 30, 2009, a 10% unfavorable movement in the foreign exchange rates for the Krone or the Euro would not expose us to material losses in earnings or cash flows.

From time to time, we purchase foreign currency forward contracts generally having durations of no more than five months. These forward contracts are intended to offset the impact of exchange rate fluctuations on cash flows of our Danish subsidiary. Foreign currency forward contracts are recorded on the balance sheet at fair value until executed. Changes in the fair value are recognized in earnings. As of June 30, 2009, we had no foreign currency forward contracts outstanding.

The primary objective of our investment activities is to preserve principal and maintain liquidity, while at the same time maximize income. We have not entered into any instruments for trading purposes. Some of the securities that we invest in may have market risk. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities that can include commercial paper, United States treasuries, certificates of deposit, investment grade asset-backed corporate securities, money market mutual funds and government agency and non-government debt securities. As of June 30, 2009, a hypothetical 100 basis-point increase in interest rates would result in an immaterial decrease in the fair value of our investments that have maturities of greater than one year. Due to the conservative nature of our investments and the relatively short duration of their maturities, we believe interest rate risk is substantially mitigated. As of June 30, 2009, 84% of the $37.3 million classified as available-for-sale marketable securities will mature or reset within one year. Accordingly, long-term interest rate risk is not considered material. We do not invest in any financial instruments denominated in foreign currencies.

To the extent that we borrow against our variable-rate credit facility, we will be subject to interest rate risk. There were no borrowings outstanding at June 30, 2009.

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

Under the supervision and with the participation of our CEO and CFO, our management has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this interim report. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2009.

Evaluation of Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of our CEO and CFO, our management has evaluated our internal control over financial reporting during the second quarter of 2009. Based on that evaluation, our CEO and CFO did not identify any change in our internal control over financial reporting during the second quarter of 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Worldwide economic conditions have recently experienced a significant downturn, including slower economic activity, tightened credit markets, inflation and deflation concerns, decreased consumer confidence, reduced corporate profits, reduced or canceled capital spending, adverse business conditions and liquidity concerns. These conditions make it difficult for businesses, governments and consumers to accurately forecast and plan future activities. Governments are experiencing significant declines in tax receipts, which may cause them to curtail spending significantly or reallocate funds away from defense programs. There can be no assurances that government responses to the disruptions in the economy will remedy these problems. As a result of these and other factors, customers could slow or suspend spending on our products and services. We may also be forced to increase our allowance for doubtful accounts, which would have a negative impact on our earnings and financial condition. We cannot predict the timing, duration or ultimate impact of this downturn. We expect our business to continue to be adversely impacted by this downturn.

We have a history of variable operating results and may not be profitable in the future.

Although we generated net income during 2006, 2007, and 2008 and in nineteen of the last twenty-six fiscal quarters, at times our profitability has fluctuated significantly on both a sequential and comparable quarter-to-quarter basis during 2006, 2007 and 2008 and during the first and second quarters of 2009. As of June 30, 2009, we had an accumulated deficit of $7.6 million.

Our inventory levels could require an inventory write-down if our inventory reduction and rebalancing efforts are ineffective.

Our net inventory level at December 31, 2008 increased by $6.2 million, or 66% compared to the prior year and decreased by only $1.6 million in the first half of 2009. The increase was largely the result of two factors. First, commencing during the second quarter of 2008 we began to build up inventory levels of fiber optic gyro materials in anticipation of large orders for remote weapon stations and MK54 torpedo programs. Second, the dramatic weakening of the RV market commencing in the first half of 2008, particularly during the second quarter, and the crisis of consumer confidence in the general economy during the second half of the year, caused precipitous declines in demand for our RV products and substantial reductions in demand for our marine consumer products. While shipments of fiber optic gyros for remote weapon stations are now underway, we anticipate that it will take several quarters to reduce other product inventories to more normal levels if the current weak level of demand continues. We currently anticipate receiving a large order for the MK54 torpedo program during the second half of 2009, but there can be no assurance that the order will not be delayed or cancelled. As of June 30, 2009 we had approximately $0.4 million of inventory, primarily made up of raw materials for military products whose utilization will be dependent upon the receipt of additional sales orders in the future. If we do not receive such sales orders, and we are unable to redeploy the components of such inventory for other product sales, we may be required to record additional write-downs to inventory which would negatively impact both gross margins and net income in the period when such write-downs are recorded. During the first six months of 2009, we recorded additional inventory reserves in order to account for the risk of excess inventory due to weak consumer demand. However, if our future inventory reduction and rebalancing efforts are unsuccessful or take an extended period of time, we may have to consider additional, more sizeable inventory reserves or write-downs to address potential excess and obsolete inventory, or our gross margins may fall below historical levels, which would adversely affect our financial results.

Our net sales and operating results have declined and could continue to decline due to the current recession or associated declines in consumer spending.

Our operating performance depends significantly on general economic conditions, which have worsened dramatically in recent periods. Net sales of our mobile communications products are largely generated by discretionary consumer spending, and demand for these products is likely to demonstrate slower growth or decline as a result of worsening regional and global economic conditions. Consumer spending tends to decline during recessionary periods and may decline at other times. For example, sales of our mobile satellite communications products declined approximately 45% from the six months ended June 30, 2008 to the six months ended June 30, 2009. Consumers may choose not to purchase our mobile communications products due to a perception that they are luxury items. As global and regional economic conditions change, including the general level of interest rates, fluctuating oil prices and demand for durable consumer products, demand for our products could be materially and adversely affected.

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

Our mobile communications products historically have had lower product gross margins than our guidance and stabilization products. During 2007 and the first three quarters of 2008, sales of our guidance and stabilization products either declined or grew at a substantially lower rate than our overall sales growth. During the fourth quarter of 2008 and the first and second quarters of 2009, we experienced a significant increase in sales of our guidance and stabilization products, primarily due to an increase in our FOG product sales. A shift in our product sales mix toward mobile communications products would likely cause lower gross margins in the future.

Competition may limit our ability to sell our mobile communications products and guidance and stabilization products.

The mobile communications markets and defense navigation, guidance and stabilization markets in which we participate are very competitive, and we expect this competition to persist and intensify in the future. We may not be able to compete successfully against current and future competitors, which could impair our ability to sell our products. For example, improvements in the performance of lower cost gyros by competitors could potentially jeopardize sales of our fiber optic gyros.

In the guidance and stabilization markets, we compete primarily with Honeywell International Inc., Kearfott Guidance & Navigation Corporation, Northrop Grumman Corporation, Smiths Group plc, Tamam, and Fizoptica.

In the market for marine satellite TV equipment, we compete with NaviSystem Marine Electronic Systems Srl, King Controls, Cobham Sea Tel, Inc., Raymarine, Thrane & Thrane A/S and Intellian. In the market for maritime broadband service we compete with SeaMobile, CapRock, Schlumberger, Thrane & Thrane A/S, Ship Equip, Vizada and Stratos. In the marine market for satellite communications equipment, we compete with Cobham Sea Tel, Inc., Furuno Electric Co., Ltd., Globalstar LP, Iridium Satellite LLC, EMS, Speedcast and Japan Radio Company.

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

Our TracPhone V7 system offers customers a range of benefits due to its integrated design, hardware costs that are lower than existing maritime VSAT systems, and spread spectrum technology. We anticipate competition from companies like Cobham Sea Tel and MTN, both of which have recently announced their intent to offer similar systems and services. We also compete against companies like Sea Tel and Speedcast that offer established maritime VSAT service using, in some cases, antennas 1 meter in diameter or larger. In addition, other companies could replicate the distinguishing features of our TracPhone V7, which could potentially reduce the appeal of our solution and adversely affect sales. Moreover, consumers may choose other services such as Inmarsat Fleet or FleetBroadband for their global service coverage and potentially lower hardware costs despite higher service costs and slower data rates.

Our ability to compete in the maritime airtime services market may be impaired if we are unable to expand the coverage of our mini-VSAT Broadband service to new regions.

The TracPhone V7 and mini-VSAT Broadband service offer a range of benefits to mariners, especially in commercial markets, due to the smaller size antenna and faster, more affordable airtime. However, to support these customers, we need to expand the coverage areas of the mini-VSAT Broadband service, which is currently offered in the north Pacific Ocean, the Americas, Caribbean, North Atlantic, Europe, the Persian Gulf, and Asian waters with agreements in place to support service in the Indian Ocean. If we are unable to reach agreement with third-party satellite providers to support the mini-VSAT Broadband service and its spread spectrum technology or coverage is unavailable, our ability to support vessels and aeronautical applications globally will be at risk and reduce the attractiveness of the product and service to these customers.

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

These factors can cause substantial fluctuations in sales of fiber optic gyros and TACNAV products from period to period. For example, sales of our TACNAV products declined from 2006 to 2007, but increased from 2007 to 2008 and again from the first quarter of 2008 to the first quarter of 2009 and the second quarter of 2008 to the second quarter of 2009. The Obama administration and the new Congress may change defense spending priorities, either in conjunction with the decision to commence troop withdrawals from Iraq or for other reasons. Moreover, government customers and their contractors can generally cancel orders for our products for convenience or decline to exercise previously disclosed contract options. Even under firm orders with government customers, funding must usually be appropriated in the budget process in order for the government to complete the contract. The cancellation of or failure to fund orders for our products could substantially reduce our net sales and results of operations.

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

We rely on Inmarsat for satellite communications services for our mini-M, Fleet and FleetBroadband compatible TracPhone products. SES AMERICOM, Eutelsat, SP-JSAT and SAT-GE currently provide the satellite network to support the mini-VSAT Broadband service and our TracPhone V7.

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

Our mini-VSAT Broadband service relies on spread spectrum technology developed with ViaSat, Inc. for use with satellite networks controlled by SES AMERICOM, Eutelsat, SP-JSAT, and SAT-GE. Our TracPhone V7 two-way broadband satellite terminal combines our stabilized antenna technology with ViaSat’s ArcLight spread spectrum mobile broadband technology, along with a new maritime version of ViaSat’s ArcLight spread spectrum modem. The ArcLight technology is also integrated within the satellite hubs that support this service. Sales of the TracPhone V7 and our mini-VSAT Broadband service could be disrupted if we fail to receive approval from regulatory authorities to provide our spread spectrum service in various countries our customers operate or if there were issues with the availability of the ArcLight maritime modems.

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

We have previously expanded our operations to pursue existing and potential market opportunities. This growth placed a strain on our personnel, management, financial and other resources. More recently, our mobile communications revenue have declined in response to economic conditions, weak consumer demand and other factors. If, in the future, we grow more rapidly than we anticipate and fail to manage that growth properly, we may incur unnecessary expenses, and the efficiency of our operations may decline. If we are unable to adjust our operating expenses on a timely basis in response to changes in revenue cycles, our results of operations may be harmed. To manage changes in our rate of growth effectively, we must, among other things:

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

We must comply with the United States Export Administration Regulations and the International Traffic in Arms Regulations, or ITAR. Certain of our products have military or strategic applications and are on the munitions list of the ITAR and require an individual validated license in order to be exported to certain jurisdictions. Any changes in export regulations may further restrict the export of our products, and we may cease to be able to procure export licenses for our products under existing regulations. The length of time required by the licensing process can vary, potentially delaying the shipment of products and the recognition of the corresponding revenue. Any restriction on the export of a product line or any amount of our products could cause a significant reduction in net sales.

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

Our stock price has historically been volatile. From January 1, 2005 to June 30, 2009, the trading price of our common stock ranged from $14.48 to $2.81. Many factors may cause the market price of our common stock to fluctuate, including:

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

In addition, the stock market can experience extreme price and volume fluctuations. Major stock market indices experienced dramatic declines in 2008 and in the first half of 2009. These fluctuations are often unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the market price of our common stock. When the market price of a company’s stock drops significantly, stockholders often institute securities litigation against that company. Any such litigation could cause us to incur significant expenses defending against the claim, divert the time and attention of our management and result in significant damages.

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

On November 26, 2008, our Board of Directors authorized a program to repurchase up to one million shares of our common stock. The repurchase program is funded using our existing cash, cash equivalents, marketable securities and future cash flows. Under the repurchase program, at management’s discretion, we may repurchase shares on the open market from time to time, in privately negotiated transactions or block transactions, or through an accelerated repurchase agreement. The timing of such repurchases depends on availability of shares, price, market conditions, alternative uses of capital, and applicable regulatory requirements. The program may be modified, suspended or terminated at any time without prior notice. The repurchase program has no expiration date. There were no other repurchase programs outstanding during the three months ended June 30, 2009, and no repurchase programs expired during the period.

Period	Total Number of Shares Purchased	Average Cost Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
April 1, 2009 – April 30, 2009	—	$—	—	798,676
May 1, 2009 – May 31, 2009	—	—	—	798,676
June 1, 2009 – June 30, 2009	—	—	—	798,676

Total	—	$—	—

On May 1, 2009, we issued 12,472 shares of common stock to certain employees under our employee stock purchase plan at a purchase price equal to 85% of the closing sale price of our common stock on that date. We relied on the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, for transactions by an issuer not involving any public offering.

ITEM 6.	EXHIBITS

Exhibits:

Exhibit No.	Description	Filed with this Form 10-Q	Incorporated by Reference
			Form	Filing Date	Exhibit No.
3.1	Amended and Restated Certificate of Incorporation		S-1	February 16, 1996	3.3

3.2	Certificate of Amendment of Certificate of Incorporation		S-3	November 26, 2003	4.2

3.3	Amended, Restated and Corrected Bylaws of KVH Industries, Inc.		8-K	July 31, 2007	3

4.1	Specimen certificate for the common stock		S-1/A	March 22, 1996	4.1

10.24	Loan Agreement dated as of April 6, 2009 between Bank of America, N. A. and KVH Industries, Inc.		8-K	April 8, 2009	10.1

31.1	Rule 13a-14(a)/15d-14(a) certification of principal executive officer	X

31.2	Rule 13a-14(a)/15d-14(a) certification of principal financial officer	X

32.1	Section 1350 certification of principal executive officer	X

32.2	Section 1350 certification of principal financial officer	X

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 6, 2009

KVH Industries, Inc.

By:	/s/ Patrick J. Spratt
Patrick J. Spratt
(Duly Authorized Officer and Chief Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Description	Filed with this Form 10-Q	Incorporated by Reference
			Form	Filing Date	Exhibit No.
3.1	Amended and Restated Certificate of Incorporation		S-1	February 16, 1996	3.3

3.2	Certificate of Amendment of Certificate of Incorporation		S-3	November 26, 2003	4.2

3.3	Amended, Restated and Corrected Bylaws of KVH Industries, Inc.		8-K	July 31, 2007	3

4.1	Specimen certificate for the common stock		S-1/A	March 22, 1996	4.1

10.24	Loan Agreement dated as of April 6, 2009 between Bank of America, N. A. and KVH Industries, Inc.		8-K	April 8, 2009	10.1

31.1	Rule 13a-14(a)/15d-14(a) certification of principal executive officer	X

31.2	Rule 13a-14(a)/15d-14(a) certification of principal financial officer	X

32.1	Section 1350 certification of principal executive officer	X

32.2	Section 1350 certification of principal financial officer	X