Form 10-Q
period 2009-09-30
KVH INDUSTRIES INC \DE\
filed 2009-11-05
CIK 1007587

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2009

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Date	Class	Outstanding shares
November 2, 2009	Common Stock, par value $0.01 per share	14,004,421

KVH INDUSTRIES, INC. AND SUBSIDIARY

Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

KVH INDUSTRIES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts, unaudited)

	September 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$4,103	$4,979
Marketable securities	37,400	37,681
Accounts receivable, net of allowance for doubtful accounts of approximately $901 as of September 30, 2009 and $333 as of December 31, 2008	12,342	13,960
Inventories	14,762	15,484
Prepaid expenses and other assets	1,272	731
Costs and estimated earnings in excess of billings on uncompleted contracts	76	44
Deferred income taxes	32	32

Total current assets	69,987	72,911

Property and equipment, less accumulated depreciation of $20,712 as of September 30, 2009 and $19,050 as of December 31, 2008	15,564	13,286
Other non-current assets	5,913	4,226
Deferred income taxes	3,334	3,334

Total assets	$94,798	$93,757

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,713	$5,488
Accrued compensation and employee-related expenses	3,537	3,013
Accrued other	3,347	2,400
Deferred sales	866	366
Accrued product warranty costs	1,149	1,139
Accrued professional services	379	256
Current portion of long-term debt	116	2,026

Total current liabilities	13,107	14,688

Other long-term liabilities	82	—
Long-term debt excluding current portion	3,837	—

Total liabilities	17,026	14,688

Commitments and contingencies (notes 3 and 10)
Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 1,000,000 shares; none issued	—	—
Common stock, $0.01 par value. Authorized 20,000,000 shares, 15,191,644 and 15,127,327 shares issued at September 30, 2009 and December 31, 2008; 13,990,320 and 14,049,047 shares outstanding at September 30, 2009 and December 31, 2008, respectively	152	151
Additional paid-in capital	94,263	92,932
Accumulated deficit	(7,253)	(5,273)
Accumulated other comprehensive income	81	129
Less: treasury stock at cost, common stock, 1,201,324 shares as of September 30, 2009 and 1,078,280 shares as of December 31, 2008	(9,471)	(8,870)

Total stockholders’ equity	77,772	79,069

Total liabilities and stockholders’ equity	$94,798	$93,757

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share amounts, unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Sales:
Product	$18,620	$12,325	$52,314	$52,734
Service	4,023	3,415	10,461	8,454

Net sales	22,643	15,740	62,775	61,188

Costs and expenses:
Costs of product sales	10,663	7,693	33,139	31,754
Costs of service sales	3,044	1,571	7,422	3,893
Sales, marketing and support	4,241	3,573	12,371	11,830
Research and development	2,292	1,813	6,265	5,804
General and administrative	1,943	1,992	5,723	5,280

Total costs and expenses	22,183	16,642	64,920	58,561

Income (loss) from operations	460	(902)	(2,145)	2,627
Interest income	74	278	279	1,037
Interest expense	26	36	63	118
Other expense, net	29	42	21	236

Income (loss) before income taxes	479	(702)	(1,950)	3,310
Income tax expense	94	110	30	558

Net income (loss)	$385	$(812)	$(1,980)	$2,752

Per share information:
Net income (loss) per share, basic and diluted	$0.03	$(0.06)	$(0.14)	$0.19

Number of shares used in per share calculation:
Basic	13,978	14,251	13,981	14,461

Diluted	14,241	14,251	13,981	14,474

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Nine months ended September 30,
	2009	2008
Cash flows from operating activities:
Net (loss) income	$(1,980)	$2,752
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	1,872	1,659
Compensation expense related to stock options and employee stock purchase plan	1,248	1,171
Provision for doubtful accounts, net	612	122
Loss on foreign currency forward exchange contracts	—	302
Gain on sale of fixed assets	(10)	—
Changes in operating assets and liabilities:
Accounts receivable	1,006	3,645
Costs and estimated earnings in excess of billings on uncompleted contracts	(32)	(45)
Inventories	722	(5,902)
Prepaid expenses and other assets	(541)	90
Other non-current assets	(1,687)	(3,303)
Accounts payable	(1,775)	2,524
Accrued expenses	1,603	1,002
Deferred sales	500	213
Other long-term liabilities	82	(9)

Net cash provided by operating activities	1,620	4,221

Cash flows from investing activities:
Purchase of marketable securities	(32,214)	(22,438)
Maturities and sales of marketable securities	32,447	21,584
Capital expenditures, net	(4,168)	(2,070)
Proceeds from the sale of fixed assets	29	—

Net cash used in investing activities	(3,906)	(2,924)

Cash flows from financing activities:
Repayments of mortgage loan	(2,073)	(98)
Borrowings from mortgage loan	4,000	—
Proceeds from stock options and employee stock purchase plan	135	207
Payment of employee restricted stock withholdings	(47)	—
Payment of stock registration fees	(4)	—
Repurchase of common stock	(601)	(6,148)

Net cash provided by (used in) financing activities	1,410	(6,039)

Net decrease in cash and cash equivalents	(876)	(4,742)
Cash and cash equivalents at beginning of period	4,979	12,284

Cash and cash equivalents at end of period	$4,103	$7,542

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

KVH’s mobile communications products enable customers to receive live digital television, telephone and Internet services in automobiles, recreational vehicles, marine vessels, and commercial airplanes while in motion via satellite services. KVH sells its mobile communications products through an extensive international network of retailers, distributors and dealers. KVH also leases products directly to end users.

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

(2) Basis of Presentation

The accompanying condensed consolidated financial statements of KVH Industries, Inc. and its wholly owned subsidiary, KVH Europe A/S (collectively, KVH or the Company), have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission regarding interim financial reporting. The Company has evaluated all subsequent events through the date the financial statements were issued on November 5, 2009. Given that KVH Europe A/S operates as the Company’s European and international distributor, all of its operating expenses are reflected within sales, marketing and support within the accompanying condensed consolidated statements of operations. All significant intercompany accounts and transactions have been eliminated in consolidation. The condensed consolidated financial statements have not been audited by our independent registered public accounting firm, but include all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations, and cash flows for the periods presented. These condensed consolidated financial statements do not include all disclosures associated with annual financial statements and accordingly should be read in conjunction with the Company’s consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed on March 13, 2009 with the Securities and Exchange Commission. The results for the three and nine months ended September 30, 2009 are not necessarily indicative of operating results for the remainder of the year.

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

KVH INDUSTRIES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited, all amounts in thousands except share and per share amounts)

Although the Company regularly assesses these estimates, actual results could differ materially from these estimates. Changes in estimates are recorded in the period in which they become known. The Company bases its estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances.

(4) Stock-Based Compensation

The Company recognizes stock-based compensation in accordance with the provisions of Accounting Standards Codification (ASC) 718, Compensation-Stock Based Compensation. Stock-based compensation expense was $452 and $382 for the three months ended September 30, 2009 and September 30, 2008, respectively and $1,248 and $1,171 for the nine months ended September 30, 2009 and September 30, 2008, respectively. As of September 30, 2009, there was $781 of total unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted-average period of 1.95 years. As of September 30, 2009, there was $2,579 of total unrecognized compensation expense related to restricted stock awards, which is expected to be recognized over a weighted-average period of 3.17 years.

The Company granted 88,668 and 566,768 restricted stock awards to employees under the terms of the Amended and Restated 2006 Stock Incentive Plan during the three and nine months ended September 30, 2009, respectively. The restricted stock awards vest ratably over four years from the date of grant subject to the recipient remaining employed through the applicable vesting dates. Compensation expense for restricted stock awards is measured at fair value on the date of grant based on the number of shares granted and the quoted market closing price of the Company’s common stock. Such value is recognized as expense over the vesting period of the award, net of estimated forfeitures.

A total of 210,000 of the restricted stock awards granted during the nine months ended September 30, 2009 were performance-based awards granted to executives. Of these restricted stock awards, 105,000 will vest ratably over four years from date of grant provided that the Company achieves two specific mini-VSAT sales objectives in 2009 and the remaining 105,000 will vest ratably over four years from date of grant provided that the Company achieves certain fiber optic gyro production output targets in 2009. As of June 30, 2009, the fiber optic gyro production output targets were achieved. As a result, the Company recorded expense for the three and nine months ended September 30, 2009 related to the performance-based restricted stock awards, the amount of which was not material.

The Company also granted 42,045 and 44,545 stock options to employees under the terms of the Amended and Restated 2003 Incentive and Nonqualified Stock Option Plan during the three and nine months ended September 30, 2009, respectively.

The fair value of stock options granted for the nine months ended September 30, 2009 was estimated as of the date of grant using the Black-Scholes option-pricing model. The weighted-average fair value per share for all options granted during the three months ended September 30, 2009 and 2008 was $2.85 and $2.92, respectively. The weighted-average fair value per share for all options granted during the nine months ended September 30, 2009 and 2008 was $2.79 and $2.93 respectively. The weighted-average assumptions used to value options as of their grant date were as follows:

	Nine months ended September 30,
	2009	2008
Risk-free interest rate	2.28%	3.13%
Expected volatility	44.24%	36.11%
Expected life (in years)	4.07	4.09
Dividend yield	0%	0%

(5) Net Income (Loss) per Common Share

Basic net income (loss) per share is calculated based on the weighted average number of common shares outstanding during the period. Diluted net income per share incorporates the dilutive effect of common stock equivalent options, restricted stock awards, warrants and other convertible securities, if any, as determined with the treasury stock accounting method. Common stock equivalents related to options and restricted stock awards for 1,027,603 and 1,178,701 shares of common stock for the three and nine months ended September 30, 2009, respectively, have been excluded from the fully diluted calculation of net income (loss) per share, as inclusion would be anti-dilutive. Common stock equivalents related to options and restricted stock awards for 1,293,183 and 1,300,784 shares of common stock for the three and nine months ended September 30, 2008, respectively, have been excluded from the fully diluted calculation of net income per share, as inclusion would be anti-dilutive.

KVH INDUSTRIES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited, all amounts in thousands except share and per share amounts)

A reconciliation of the basic and diluted weighted average common shares outstanding is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Weighted average common shares outstanding – basic	13,978,456	14,251,003	13,980,727	14,460,550
Dilutive common shares issuable in connection with stock plans	262,056	—	—	13,009

Weighted average common shares outstanding – diluted	14,240,512	14,251,003	13,980,727	14,473,559

(6) Inventories

Inventories are stated at the lower of cost or market using the first-in first-out costing method. Inventories as of September 30, 2009 and December 31, 2008 include the costs of material, labor, and factory overhead. Components of inventories consist of the following:

	September 30, 2009	December 31, 2008
Raw materials	$10,086	$10,084
Work in process	1,687	1,385
Finished goods	2,989	4,015

	$14,762	$15,484

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

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Net income (loss)	$385	$(812)	$(1,980)	$2,752
Unrealized gain (loss) on available-for-sale securities	13	28	(48)	31

Total comprehensive income (loss)	$398	$(784)	$(2,028)	$2,783

(8) Product Warranty

The Company’s products carry limited warranties that range from one to three years and vary by product. The warranty period begins on the date of retail purchase by the original purchaser. The Company accrues estimated product warranty costs at the time of sale and any additional amounts are recorded when such costs are probable and can be reasonably estimated. Factors that affect the Company’s warranty liability include the number of units sold, historical and anticipated rates of warranty repairs and the estimated cost per repair. Warranty and related costs are reflected within sales, marketing and support in the accompanying statements of operations. As of September 30, 2009 and December 31, 2008, the Company had accrued product warranty costs of $1,149 and $1,139, respectively. The following table summarizes product warranty activity for the periods presented:

	Nine months ended September 30,
	2009	2008
Beginning balance	$1,139	$778
Charges to expense	598	1,067
Costs incurred	(588)	(739)

Ending balance	$1,149	$1,106

KVH INDUSTRIES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements—(Continued)

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

KVH INDUSTRIES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited, all amounts in thousands except share and per share amounts)

The Company operates in two geographic segments, exclusively in the mobile communications, navigation and guidance equipment industry, which it considers to be a single business activity. The Company has two primary industry categories: mobile communication and guidance and stabilization. Mobile communication sales include marine, aeronautical and land mobile communication equipment, product repairs, satellite-based telephone and Internet airtime services, television account subsidies and referral fees earned in conjunction with the sale of the Company’s products, and Broadband Internet connectivity and VOIP services sold with the Company’s mini-VSAT product. Guidance and stabilization product sales include sales of commercial and defense-related navigation, guidance and stabilization equipment based upon digital compass and fiber optic sensor technology. Guidance and stabilization sales also include product repairs and engineering services provided under development contracts.

The following table summarizes information regarding the Company’s operations by geographic segment:

	Sales Originating From
	North America	Europe	Total
Three months ended September 30, 2009
Mobile communication sales to the United States	$8,008	$—	$8,008
Mobile communication sales to Canada	180	—	180
Mobile communication sales to Europe	181	2,909	3,090
Mobile communication sales to other geographic areas	140	742	882
Guidance and stabilization sales to the United States	4,641	—	4,641
Guidance and stabilization sales to Canada	808	—	808
Guidance and stabilization sales to Europe	3,461	—	3,461
Guidance and stabilization sales to other geographic areas	1,573	—	1,573
Intercompany sales	1,089	—	1,089

Subtotal	20,081	3,651	23,732
Eliminations	(1,089)	—	(1,089)

Net sales	$18,992	$3,651	$22,643

Segment net income	$69	$316	$385
Depreciation	$646	$9	$655
Total assets	$88,787	$6,011	$94,798

Three months ended September 30, 2008
Mobile communication sales to the United States	$8,040	$—	$8,040
Mobile communication sales to Canada	183	—	183
Mobile communication sales to Europe	—	2,924	2,924
Mobile communication sales to other geographic areas	162	960	1,122
Guidance and stabilization sales to the United States	1,111	—	1,111
Guidance and stabilization sales to Canada	794	—	794
Guidance and stabilization sales to Europe	1,327	—	1,327
Guidance and stabilization sales to other geographic areas	239	—	239
Intercompany sales	1,861	—	1,861

Subtotal	13,717	3,884	17,601
Eliminations	(1,861)	—	(1,861)

Net sales	$11,856	$3,884	$15,740

Segment net (loss) income	$(1,179)	$367	$(812)
Depreciation	$518	$9	$527
Total assets	$89,086	$4,431	$93,517

	Sales Originating From
	North America	Europe	Total
Nine months ended September 30, 2009
Mobile communication sales to the United States	$22,330	$—	$22,330
Mobile communication sales to Canada	439	—	439
Mobile communication sales to Europe	1,158	8,984	10,142

KVH INDUSTRIES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited, all amounts in thousands except share and per share amounts)

	Sales Originating From
	North America	Europe	Total
Mobile communication sales to other geographic areas	410	2,418	2,828
Guidance and stabilization sales to the United States	12,346	—	12,346
Guidance and stabilization sales to Canada	2,061	—	2,061
Guidance and stabilization sales to Europe	9,521	—	9,521
Guidance and stabilization sales to other geographic areas	3,108	—	3,108
Intercompany sales	4,379	—	4,379

Subtotal	55,752	11,402	67,154
Eliminations	(4,379)	—	(4,379)

Net sales	$51,373	$11,402	$62,775

Segment net (loss) income	$(2,798)	$818	$(1,980)
Depreciation	$1,847	$25	$1,872
Total assets	$88,787	$6,011	$94,798

Nine months ended September 30, 2008
Mobile communication sales to the United States	$30,378	$—	$30,378
Mobile communication sales to Canada	805	—	805
Mobile communication sales to Europe	456	12,292	12,748
Mobile communication sales to other geographic areas	672	3,996	4,668
Guidance and stabilization sales to the United States	7,955	—	7,955
Guidance and stabilization sales to Canada	1,156	—	1,156
Guidance and stabilization sales to Europe	2,628	—	2,628
Guidance and stabilization sales to other geographic areas	850	—	850
Intercompany sales	10,037	—	10,037

Subtotal	54,937	16,288	71,225
Eliminations	(10,037)	—	(10,037)

Net sales	$44,900	$16,288	$61,188

Segment net income	$1,650	$1,102	$2,752
Depreciation	$1,630	$29	$1,659
Total assets	$89,086	$4,431	$93,517

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

(11) Recent Accounting Pronouncements

During the third quarter of 2009, the Company adopted the new Accounting Standards Codification (ASC) as issued by the Financial Accounting Standards Board (FASB). The ASC has become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. The ASC is not intended to change or alter existing GAAP. The adoption of the ASC did not have a material impact on the Company’s financial position or results of operations.

In June 2009, the FASB issued new accounting guidance which amends the evaluation criteria to identify the primary beneficiary of a variable interest entity (VIE) and requires ongoing reassessment of whether an enterprise is the primary beneficiary of the VIE. The new guidance significantly changes the consolidation rules for VIEs including the consolidation of common structures, such as joint ventures, equity method investments and collaboration arrangements. The guidance is applicable to all new and existing VIEs. The provisions of this new accounting guidance is effective for interim and annual reporting periods ending after November 15, 2009 and will become effective for the Company beginning in the first quarter of 2010. The Company does not expect the adoption will have a material impact on the Company’s financial position or results of operations.

KVH INDUSTRIES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited, all amounts in thousands except share and per share amounts)

In September 2009, the FASB issued new accounting guidance related to the revenue recognition of multiple element arrangements. The new guidance states that if vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, companies will be required to develop a best estimate of the selling price for separate deliverables and allocate arrangement consideration using the relative selling price method. The accounting guidance will be applied prospectively and will become effective during the first quarter of 2011. Early adoption is allowed. The Company does not expect the adoption will have a material impact on the Company’s financial position or results of operations.

In September 2009, the FASB issued new accounting guidance related to certain revenue arrangements that include software elements. Previously, companies that sold tangible products with “more than incidental” software were required to apply software revenue recognition guidance. This guidance often delayed revenue recognition for the delivery of the tangible product. Under the new guidance, tangible products that have software components that are “essential to the functionality” of the tangible product will be excluded from the software revenue recognition guidance. The new guidance will include factors to help companies determine what is “essential to the functionality.” Software-enabled products will now be subject to other revenue guidance and will likely follow the guidance for multiple element arrangements issued by the FASB in September 2009. The new guidance is to be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted. If a vendor elects earlier application and the first reporting period of adoption is not the first reporting period in the vendor’s fiscal year, the guidance must be applied through retrospective application from the beginning of the vendor’s fiscal year and the vendor must disclose the effect of the change to those previously reported periods. The Company does not expect the adoption will have a material impact on the Company’s financial position or results of operations.

(12) Share Buyback Program

On November 26, 2008, the Company’s Board of Directors authorized a program to repurchase up to one million shares of the Company’s common stock. As of September 30, 2009, 798,676 shares of the Company’s common stock remain available for repurchase under the authorized program. The repurchase program is funded using the Company’s existing cash, cash equivalents, marketable securities and future cash flows. Under the repurchase program, the Company, at management’s discretion, may repurchase shares on the open market from time to time, in privately negotiated transactions or block transactions, or through an accelerated repurchase agreement. The timing of such repurchases depends on availability of shares, price, market conditions, alternative uses of capital, and applicable regulatory requirements. The program may be modified, suspended or terminated at any time without prior notice. The repurchase program has no expiration date. There were no other repurchase programs outstanding during the nine months ended September 30, 2009, and no repurchase programs expired during the period.

The Company repurchased zero and 123,044 shares of its common stock in the three and nine months ended September 30, 2009, respectively, at a cost of $601.

(13) Long-Term Aviation Antenna Development and Production Agreement

On February 18, 2008, the Company entered into a $20,896 long-term antenna development and production agreement (the “Agreement”). Under the terms of the Agreement, the Company has designed, developed, and manufactured DIRECTV-compatible satellite television antennas to be used on narrowbody commercial aircraft operating in the United States. In accordance with ASC 730, Research & Development, and the Agreement, the Company has capitalized a net amount of $4,430 in related development costs, which the Company has a contractual right to recover, and which are reflected in other non-current assets as of September 30, 2009. These costs are expensed into cost of sales as antennas are sold in proportion to the number of antennas delivered versus the total contractual antenna production requirement. The Company began shipment of the antennas in the second quarter of 2009.

(14) Fair Value Measurements

Effective January 1, 2008, the Company adopted the required provisions of ASC 820, Fair Value Measurements and Disclosures. ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 describes three levels of inputs that may be used to measure fair value:

Level 1:	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. The Company’s Level 1 assets are investments in money market mutual funds, government agency bonds, United States treasuries and certificates of deposit.

KVH INDUSTRIES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited, all amounts in thousands except share and per share amounts)

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

KVH INDUSTRIES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited, all amounts in thousands except share and per share amounts)

The following table presents financial assets at September 30, 2009 for which the Company measures fair value on a recurring basis, by level, within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
Assets
Money market mutual funds	$7,950	—	—	$7,950
Government agency bonds	15,562	—	—	15,562
United States treasuries	11,667	—	—	11,667
Certificates of deposit	2,221	—	—	2,221

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

We generate sales primarily from the sale of our mobile satellite systems and services and our guidance and stabilization products and services. The following table provides, for the periods indicated, our sales by industry category:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	(in thousands)
Mobile communications	$12,160	$12,269	$35,739	$48,599
Guidance and stabilization	10,483	3,471	27,036	12,589

Net sales	$22,643	$15,740	$62,775	$61,188

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

As described in our Form 10-K for the year ended December 31, 2008, our most critical accounting policies and estimates upon which our consolidated financial statements were prepared were those relating to revenue recognition, allowances for accounts receivable, inventories, income taxes and deferred income tax assets and liabilities and warranty. We have reviewed our policies and determined that these remain our most critical accounting policies for the quarter ended September 30, 2009. Readers should refer to our 2008 Form 10-K under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” for the detailed descriptions of these policies.

Results of Operations

The following table provides, for the periods indicated, certain financial data expressed as a percentage of sales:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Sales:
Product	82.2%	78.3%	83.3%	86.2%
Service	17.8	21.7	16.7	13.8

Net sales	100.0	100.0	100.0	100.0

Costs and expenses:
Costs of product sales	47.1	48.9	52.8	51.9
Costs of service sales	13.5	10.0	11.8	6.4
Sales, marketing and support	18.7	22.7	19.7	19.3

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Research and development	10.1	11.5	10.0	9.5
General and administrative	8.6	12.6	9.1	8.6

Total costs and expenses	98.0	105.7	103.4	95.7

Income (loss) from operations	2.0	(5.7)	(3.4)	4.3
Interest income	0.3	1.8	0.4	1.7
Interest expense	0.1	0.2	0.1	0.2
Other expense, net	0.1	0.3	0.0	0.4

Income (loss) before income taxes	2.1	(4.4)	(3.1)	5.4
Income tax expense	0.4	0.7	0.0	0.9

Net income (loss)	1.7%	(5.1)%	(3.1)%	4.5%

Three Months Ended September 30, 2009 and 2008

Net Sales

Product sales for the three months ended September 30, 2009 increased $6.3 million, or 51%, to $18.6 million from $12.3 million for the three months ended September 30, 2008. The primary reason for the increase was a $7.3 million, or 264%, increase in sales of our guidance and stabilization products. Specifically, sales of our FOG products increased $7.0 million, or 767%, driven largely by increased sales in support of remotely operated weapons station programs. However, although our expectation is that FOG product sales will continue to increase in support of remotely operated weapons station programs in 2010, we do not expect such a level of growth rate to continue. Also contributing to the increase was a $0.4 million increase in sales related to our TACNAV defense products. Partially offsetting the increase was a decrease in sales of our marine products of $0.7 million, or 9%, compared with the three months ended September 30, 2008. This decrease was principally the result of decreases in the sales of our marine consumer products, including the TracVision M-series satellite television products and Inmarsat-compatible TracPhone products. In addition, sales of our land mobile products decreased by $0.3 million, or 16%, compared to the three months ended September 30, 2008. Mobile communications product sales originating from our Danish subsidiary decreased $0.2 million, or 8%, from the three months ended September 30, 2008 to the three months ended September 30, 2009. Mobile communications product sales originating from North America decreased $0.7 million, or 11%, from the three months ended September 30, 2008 to the three months ended September 30, 2009.

The weakening of the recreational vehicle market commencing in the second quarter of 2008 due in part to increased fuel prices, and the crisis of consumer confidence in the general economy during the second half of 2008 and in the first, second and third quarter of 2009, caused declines in demand for our land mobile products and our marine consumer products.

Our operating performance depends significantly on general economic conditions, which have worsened dramatically in recent periods. Net sales of our mobile communications products are largely generated by discretionary consumer spending, and demand for these products is likely to demonstrate slower growth or decline as a result of weak regional and global economic conditions. Consumer spending tends to decline during recessionary periods and may decline at other times. Consumers may choose not to purchase our mobile communications products due to a perception that they are luxury items. As global and regional economic conditions change, including the general level of interest rates, fluctuating oil prices and demand for durable consumer products, demand for our products could be materially and adversely affected. As a result of these and other factors, customers could slow or suspend spending on our products and services. We may also be forced to further increase our allowance for doubtful accounts, which would have a negative impact on our earnings and financial condition. During the first nine months of 2009, we recorded an additional $0.6 million to our allowance for doubtful accounts. The increase was largely driven by the increase in revenue of our airtime services business and the financial deterioration of a few of our mobile communication product distributors. We cannot predict the timing, duration or ultimate impact of the current economic downturn. We expect our business to continue to be adversely impacted by this downturn.

Governments are experiencing significant declines in tax receipts, which may cause them to curtail spending significantly or reallocate funds away from defense programs. There can be no assurances that government responses to the disruptions in the economy will remedy these problems.

Service sales for the three months ended September 30, 2009 increased $0.6 million, or 18%, to $4.0 million from $3.4 million for the three months ended September 30, 2008. The primary reason for the increase was a $1.0 million increase in airtime sales for our mini-VSAT Broadband service that we launched in the fourth quarter of 2007, which was partially offset by a decline in service repair sales of $0.4 million.

Cost of Sales

For the three months ended September 30, 2009, costs of product sales increased by $3.0 million, or 39%, to $10.7 million for the three month ended September 30, 2009 from $7.7 million for the three months ended September 30, 2008. The primary reason for the increase in dollar amount was the increase in unit sales of higher priced FOG products, partially offset by a decline in unit sales of mobile communications products and a shift in the sales mix of mobile communications products toward lower priced marine products.

Costs of service sales increased by $1.5 million, or 94%, to $3.0 million for the three month ended September 30, 2009 from $1.6 million for the three months ended September 30, 2008. This increase was driven by increased airtime usage of our mini-VSAT Broadband service as well as by increased costs related to the build out and operation of the network and support infrastructure for our mini-VSAT Broadband service as part of our initiative for the global expansion of that service. We expect these costs to continue to increase substantially during the fourth quarter of 2009 and at least during the first half of 2010 as we complete the initial build out of the global mini-VSAT infrastructure.

Gross margin from product sales for the three months ended September 30, 2009 increased to 43% from 38% in the year-ago period. The primary reason for the increase in gross margin was a 264% increase in our relatively higher margin guidance and stabilization product sales resulting in improved utilization of production capacity for fiber optic gyros for the three-month period ended September 30, 2009. Also contributing to the gross margin improvement was a 10% decrease in our relatively lower margin mobile communication product sales.

Gross margin from service sales for the three months ended September 30, 2009 decreased to 24% from 54% in the year-ago period, primarily as a result of increased costs related to the build out and operations of the network and support infrastructure for our mini-VSAT Broadband service. In the near term, we expect these costs to continue to grow more rapidly than the number of subscribers for, and revenues from, our mini-VSAT Broadband service.

Operating Expenses

Sales, marketing and support expense for the three months ended September 30, 2009 increased by $0.7 million, or 19%, to $4.2 million from $3.6 million for the three months ended September 30, 2008. The primary reason for the increase in 2009 was a $0.4 million increase in commission expense as a result of the increased product and airtime sales discussed above. Also contributing to the increase was a $0.2 million increase in employee compensation for sales, marketing and support, primarily as a result of an increase in stock compensation expense and accrued performance based incentive compensation, and a $0.1 million increase in bad debt expense. As a percentage of sales, sales, marketing and support expense decreased during the quarter ended September 30, 2009 to 19% from 23% for the quarter ended September 30, 2008, due primarily to the increase in overall product and service sales discussed above.

Research and development expense for the three months ended September 30, 2009 increased by $0.5 million, or 26%, to $2.3 million from $1.8 million for the three months ended September 30, 2008. The primary reason for the increase in 2009 expense was the core completion of the development project for the DIRECTV-compatible satellite television antenna to be used on narrowbody commercial aircraft. The project was substantially complete in the second quarter of 2009 and resulted in a $0.9 million decrease in the capitalization of aviation antenna development costs (see note 13 to the condensed consolidated financial statements) during the third quarter of 2009 versus the third quarter of 2008 and a corresponding increase in research and development expense. Partially offsetting this increase was a decrease in engineering related employee compensation and material costs. As a percentage of sales, research and development expense decreased during the quarter ended September 30, 2009 to 10% from 12% for the quarter ended September 30, 2008, due primarily to the increase in overall product and service sales discussed above.

General and administrative expense for the three months ended September 30, 2009 was $1.9 million, which was generally consistent with the general and administrative expense for the three months ended September 30, 2008. As a percentage of sales, general and administrative expense decreased during the quarter ended September 30, 2009 to 9% from 13% for the quarter ended September 30, 2008, due primarily to the increase in overall product and service sales discussed above.

Interest Income and Other Expense

Interest income and other expense for the three months ended September 30, 2009 decreased by $0.2 million to $0.0 million from $0.2 million for the three months ended September 30, 2008. The primary reason for the decrease was a $0.2 million decrease in interest income in the 2009 period resulting from lower interest rates and a lower average amount of cash, cash equivalents and marketable securities invested during the three months ended September 30, 2009.

Income Tax Expense

Income tax expense for the three months ended September 30, 2009 was $0.1 million, which was consistent with income tax expense for the three months ended September 30, 2008. Our effective tax rate was 19.6% for the three months ended September 30, 2009 compared to 15.7% for the year-ago period. We expect that substantially all of our 2009 taxable income generated from our U.S. operations will be offset by federal net operating losses generated by us in prior years. Accordingly, we expect that any tax expense generated by our U.S. operations in 2009 will be made up primarily of federal alternative minimum tax and to a lesser extent certain state tax expense. Taxable income generated by our subsidiary in Denmark will be subject to taxation at the Danish statutory rates as we have no net operating loss carry-forwards or tax credits available to offset current or future taxable income in that jurisdiction. The consistency in income tax expense in 2009 is attributed to the similar level of taxable income generated by our Danish subsidiary for the three months ended September 30, 2009 from the three months ended September 30, 2008.

We regularly evaluate our valuation allowance recorded against our net deferred tax assets. Should we generate net income in 2009 and project net income for 2010 and beyond, we may determine, after considering all available evidence, that it is more likely than not that all or some additional portion of our net deferred tax assets would be realized. Should that determination be made, we would reverse all or a portion of the valuation allowance at such time and recognize a reduction of income tax expense (as of September 30, 2009, the maximum amount of reduction which could impact income tax expense totaled approximately $5.3 million). In addition, as a portion of our deferred tax assets were generated from excess tax deductions from share-based payment awards, pursuant to ASC 718, Compensation-Stock Compensation, a portion of any such valuation allowance reversal would be recorded to additional paid-in capital when the deduction reduces tax payable (as of September 30, 2009, such amount would total approximately $1.9 million).

Nine Months Ended September 30, 2009 and 2008

Net Sales

Product sales for the nine months ended September 30, 2009 decreased $0.4 million, or 1%, to $52.3 million from $52.7 million for the nine months ended September 30, 2008. The weakening of the recreational vehicle market commencing in the second quarter of 2008 due in part to increased fuel prices, and the crisis of consumer confidence in the general economy during the second half of 2008 and the first, second and third quarters of 2009, caused declines in demand for our land mobile products and our marine consumer products. Sales of our marine products decreased by $10.7 million, or 32%, compared with the nine months ended September 30, 2008. This decrease was principally the result of decreases in the sales of our marine consumer products, including the TracVision M-series satellite television products and Inmarsat-compatible TracPhone products. In addition, sales of our land mobile products decreased by $5.3 million, or 60%, compared to the nine months ended September 30, 2008. Mobile communications product sales originating from our Danish subsidiary decreased $5.2 million, or 36%, from the nine months ended September 30, 2008 to the nine months ended September 30, 2009. Mobile communications product sales originating from North America decreased $10.7 million, or 38%, from the nine months ended September 30, 2008 to the nine months ended September 30, 2009.

Sales of our guidance and stabilization products increased by $15.5 million, or 152%, from the nine months ended September 30, 2008 to the nine months ended September 30, 2009. Specifically, sales of our FOG products increased $15.2 million, or 323%, driven largely by increased sales in support of remotely operated weapons station programs.

Service sales for the nine months ended September 30, 2009 increased $2.0 million, or 24%, to $10.5 million from $8.5 million for the nine months ended September 30, 2008. The primary reason for the increase was a $3.4 million increase in airtime sales for our mini-VSAT Broadband service that we launched in the fourth quarter of 2007, which was partially offset by a decline in service repair and extended warranty sales of $1.1 million.

Cost of Sales

For the nine months ended September 30, 2009, costs of product sales increased by $1.4 million, or 4%, to $33.1 million for the nine months ended September 30, 2009 from $31.8 million for the nine months ended September 30, 2008. The primary reason for the increase was the increase in unit sales of higher priced FOG products, which was partially offset by a decline in unit sales of mobile communication products and a shift in the sales mix of mobile communications products towards lower priced marine products.

Costs of service sales increased by $3.5 million, or 91%, to $7.4 million for the nine months ended September 30, 2009 from $3.9 million for the nine months ended September 30, 2008. This increase was driven by increased airtime usage of our mini-VSAT Broadband service as well as by increased costs related to the build out and operation of the network and support infrastructure for our mini-VSAT Broadband service as part of our initiative for the global expansion of that service.

Gross margin from product sales for the nine months ended September 30, 2009 decreased to 37% from 40% in the year-ago period. The deterioration in our gross margin from product sales was attributable to under-utilization of our production capacity earlier in 2009 due to reduced unit sales of mobile communications products, a higher level of price discounts to maintain our competitive position in the mobile communications marketplace and a $1.1 million increase in our inventory reserves primarily related to certain military components and the introduction of new mobile communication products.

Gross margin from service sales for the nine months ended September 30, 2009 decreased to 29% from 54% in the year-ago period, as a result of increased costs related to the build out and operations of the network and support infrastructure for our mini-VSAT Broadband service.

Operating Expenses

Sales, marketing and support expense for the nine months ended September 30, 2009 increased by $0.5 million, or 5%, to $12.4 million from $11.8 million for the nine months ended September 30, 2008. As a percentage of sales, year-to-date sales, marketing and support expense increased to 20% in 2009 from 19% in 2008. The primary reason for the increase in 2009 was a $0.6 million increase in commission expense as a result of the increase in selected product sales and airtime sales discussed above. Also contributing to the increase was a $0.5 million increase in bad debt expense. Partially offsetting the increase was a $0.5 million decrease in warranty and service-related expenses.

Research and development expense for the nine months ended September 30, 2009 increased by $0.5 million, or 8%, to $6.3 million from $5.8 million for the nine months ended September 30, 2008. The primary reason for the increase in 2009 expense was the core completion of the development project for the DIRECTV-compatible satellite television antenna to be used on narrowbody commercial aircraft. The project was substantially complete in the second quarter of 2009 and resulted in a $1.2 million decrease in the capitalization of aviation antenna development costs (see note 13 to the condensed consolidated financial statements) during the nine months end September 30, 2009 versus the nine months ended September 30, 2008 and a corresponding increase in research and development expense. Partially offsetting this increase was a decrease in engineering related employee compensation and material costs. As a percentage of sales, year-to-date research and development expense remained fairly consistent on a year-over-year basis at 10%.

General and administrative expense for the nine months ended September 30, 2009 increased by $0.4 million, or 8%, to $5.7 million from $5.3 million for the nine months ended September 30, 2008. The primary reason for the increase in 2009 expense was a $0.3 million increase in legal and consulting fees. As a percentage of sales, year-to-date general and administrative expense remained fairly consistent on a year-over-year basis at 9%.

Interest Income and Other Expense

Interest income and other expense for the nine months ended September 30, 2009 decreased by $0.5 million to $0.2 million from $0.7 million for the nine months ended September 30, 2008. The primary reason for the decrease was a $0.8 million decrease in interest income in the 2009 period resulting from lower interest rates and a lower average amount of cash, cash equivalents and marketable securities invested during the nine months ended September 30, 2009. Also contributing to the decrease was a $0.1 million decrease in currency gains driven by a decrease in gains from remeasurement of transactions at our Danish subsidiary, which has the U.S. dollar as its functional currency. Partially offsetting these factors was a $0.3 million decrease in losses related to foreign currency exchange contracts.

Income Tax Expense

Income tax expense for the nine months ended September 30, 2009 decreased by $0.5 million to $0.0 million from $0.6 million for the nine months ended September 30, 2008. Our effective tax rate was 1.5% for the nine months ended September 30, 2009 compared to 16.9% for the year-ago period. The primary reason for the decrease in 2009 was our $2.0 million pre-tax loss versus a net profit in 2008. Also contributing to the decrease was a decrease of $0.2 million in federal income tax expense resulting from an adjustment recorded to reconcile our previously recorded estimates of federal income tax expense to our 2008 federal income tax return that was completed and filed in June 2009 and a $0.1 million federal income tax benefit recorded in 2009 from the monetization of research and development tax credits.

Liquidity and Capital Resources

We have historically funded our operations primarily from operating cash flows, net proceeds from public and private equity offerings, bank financings and proceeds received from exercises of stock options. As of September 30, 2009, we had $41.5 million in cash, cash equivalents and marketable securities and $56.9 million in working capital.

Net cash provided by operations was $1.6 million for the nine months ended September 30, 2009 as compared to net cash provided by operations of $4.2 million for the nine months ended September 30, 2008. The decrease is primarily due to a $4.7 million decrease in net income, coupled with a $3.7 million increase in cash outflows related to accounts payable and accrued expenses, a $2.6 million decrease in cash inflows attributable to changes in accounts receivable, and a $0.6 million increase in cash outflows related to prepaid expenses and other assets. This increase in cash outflows was partially offset by a $6.6 million decrease in cash outflows related to decreased inventory levels, coupled with a $1.6 million decrease in cash outflows related to other non-current assets, consisting primarily of a reduction in capitalized development costs related to our aviation antenna program, and a $0.3 million increase in cash inflows related to deferred revenue, consisting primarily of increased customer advances for marine airtime services.

Net cash used in investing activities was $3.9 million for the nine months ended September 30, 2009 as compared to net cash used in investing activities of $2.9 million for the nine months ended September 30, 2008. The increase is primarily due to a $2.1 million increase in our capital expenditures. This increase in capital expenditures was due primarily to our initiative for the global expansion of our min-VSAT Broadband satellite communication products and service. The increase in cash outflows was partially offset by a $1.1 million decrease in our net investment in marketable securities.

Net cash provided by financing activities was $1.4 million for the nine months ended September 30, 2009 as compared to net cash used in financing activities of $6.0 million for the nine months ended September 30, 2008. The increase is primarily due to a $4.0 million mortgage loan entered into in 2009, partially offset by a $2.0 million balloon payment to pay off our former mortgage loan. Also contributing to the increase in net cash provided by financing activities was a $5.5 million decrease in repurchases of common stock in 2009.

On April 6, 2009, we entered into a mortgage loan in the amount of $4.0 million related to our headquarters facility in Middletown, Rhode Island. The loan term is 10 years, with a principal amortization of 20 years, and the interest rate will be a rate per year adjusted periodically based on a defined interest period equal to the BBA Libor Rate plus 2.25 percentage points. Land, building and improvements with an approximate carrying value of $5.3 million as of September 30, 2009 secure the mortgage loan. The monthly mortgage payment is approximately $9,400 plus interest and increases in increments of approximately $1,000 each year throughout the life of the mortgage. Due to the difference in the term of the loan and amortization of the principal, a balloon payment of $2.6 million is due on April 1, 2019. The loan contains one financial covenant, a Fixed Charge Coverage Ratio, which applies in the event that our consolidated cash, cash equivalents and marketable securities balance falls below $25.0 million at any time. We were compliant with this financial covenant as of September 30, 2009. Under the mortgage loan we may prepay our outstanding loan balance subject to certain early termination charges as defined in the mortgage loan agreement. If we were to default on our mortgage loan, the land, building and improvements would be used as collateral.

Currently, we have a revolving loan agreement with a bank that provides for a maximum available credit of $15.0 million and will expire on December 31, 2011. We pay interest on any outstanding amounts at a rate equal to, at our option, BBA LIBOR Daily Floating Rate plus 1.75%, or the Eurodollar Rate plus 1.75%. The line of credit contains two financial covenants, a Leverage Ratio and a Fixed Charge Coverage Ratio, that apply in the event that our consolidated cash, cash equivalents and marketable securities balance falls below $25.0 million at any time. We were compliant with these two financial covenants throughout the nine months ended September 30, 2009. We may terminate the loan agreement prior to its full term without penalty, provided we give 30 days advance written notice to the bank. As of September 30, 2009, no borrowings were outstanding under the facility.

On November 26, 2008, our Board of Directors authorized a program to repurchase up to one million shares of our common stock. The share repurchase program is funded using our existing cash, cash equivalents, marketable securities and future cash flows. We repurchased 123,044 shares of our common stock in the nine months ended September 30, 2009 under the program at a cost of approximately $0.6 million.

On September 25, 2008, we entered into a ten-year agreement with ViaSat, Inc. to begin a global expansion of our mini-VSAT Broadband satellite communication service, including an initial purchase of three new regional satellite hubs. On October 3, 2008, we entered into a 5-year agreement with GE International Holdings, Inc. (also known as SAT-GE) to lease satellite capacity in order to provide coverage in the Pacific Ocean. In 2009, we also entered into several agreements in order to provide satellite coverage to African, Asia-Pacific, Indian Ocean, Australian and New Zealand waters. In addition to these agreements, as part of the coverage expansion, we plan to seek to acquire additional satellite capacity from Ku-band satellite operators, expend funds to seek regulatory approvals and permits, develop product enhancements in anticipation of the expansion and hire additional personnel. We anticipate these costs will be funded by cash, cash equivalents and marketable securities on hand, as well as cash flows from operations.

We believe that the $41.5 million we held in cash, cash equivalents and marketable securities at September 30, 2009, together with our other working capital and cash flows from operations, will be adequate to meet planned operating and capital requirements for at least the next twelve months. However, as the need or opportunity arises, we may seek to raise additional capital through public or private sales of securities or through additional debt financing. There are no assurances that we will be able to obtain any additional funding or that such funding will be available on terms acceptable to us.

As of September 30, 2009, we had a standby letter of credit in the amount of approximately $0.2 million outstanding in support of a customer deposit. We had not entered into any other off-balance sheet commitments, guarantees, or standby repurchase obligations as of September 30, 2009.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk exposure is in the area of foreign currency exchange risk. We are exposed to currency exchange rate fluctuations related to our subsidiary operations in Denmark. Certain transactions originating from our Danish subsidiary that are made in the Danish Krone or in Euros are reported in the U.S. dollar, the subsidiary’s functional currency. For foreign currency exposures existing at September 30, 2009, a 10% unfavorable movement in the foreign exchange rates for the Krone or the Euro would not expose us to material losses in earnings or cash flows.

From time to time, we purchase foreign currency forward contracts generally having durations of no more than five months. These forward contracts are intended to offset the impact of exchange rate fluctuations on cash flows of our Danish subsidiary. Foreign currency forward contracts are recorded on the balance sheet at fair value until executed. Changes in the fair value are recognized in earnings. As of September 30, 2009, we had no foreign currency forward contracts outstanding.

The primary objective of our investment activities is to preserve principal and maintain liquidity, while at the same time maximize income. We have not entered into any instruments for trading purposes. Some of the securities that we invest in may have market risk. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities that can include commercial paper, United States treasuries, certificates of deposit, investment grade asset-backed corporate securities, money market mutual funds and government agency and non-government debt securities. As of September 30, 2009, a hypothetical 100 basis-point increase in interest rates would result in an immaterial decrease in the fair value of our investments that have maturities of greater than one year. Due to the conservative nature of our investments and the relatively short duration of their maturities, we believe interest rate risk is substantially mitigated. As of September 30, 2009, 73% of the $37.4 million classified as available-for-sale marketable securities will mature or reset within one year. Accordingly, long-term interest rate risk is not considered material. We do not invest in any financial instruments denominated in foreign currencies.

To the extent that we borrow against our variable-rate credit facility, we will be subject to interest rate risk. There were no borrowings outstanding at September 30, 2009.

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

Under the supervision and with the participation of our CEO and CFO, our management has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this interim report. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2009.

Evaluation of Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of our CEO and CFO, our management has evaluated our internal control over financial reporting during the third quarter of 2009. Based on that evaluation, our CEO and CFO did not identify any change in our internal control over financial reporting during the third quarter of 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Worldwide economic conditions have experienced a significant downturn over the last two years, including slower economic activity, tightened credit markets, inflation and deflation concerns, decreased consumer confidence, reduced corporate profits, reduced or canceled capital spending, adverse business conditions and liquidity concerns. These conditions make it difficult for businesses, governments and consumers to accurately forecast and plan future activities. Governments are experiencing significant declines in tax receipts, which may cause them to curtail spending significantly or reallocate funds away from defense programs. There can be no assurances that government responses to the disruptions in the economy will remedy these problems. As a result of these and other factors, customers could slow or suspend spending on our products and services. We may also be forced to increase our allowance for doubtful accounts, which would have a negative impact on our earnings and financial condition. We cannot predict the timing, duration or ultimate impact of this downturn. We expect our business to continue to be adversely impacted by this downturn.

Our revenues and results of operations have been and may continue to be adversely impacted by the current recession or associated declines in consumer spending.

Net sales of our mobile communications products are largely generated by discretionary consumer spending, and demand for these products is likely to demonstrate slower growth or decline as a result of worsening regional and global economic conditions. Consumer spending tends to decline during recessionary periods and may decline at other times. For example, sales of our mobile satellite communications products declined approximately 37% from the nine months ended September 30, 2008 to the nine months ended September 30, 2009. Consumers may choose not to purchase our mobile communications products due to a perception that they are luxury items. As global and regional economic conditions change, including the general level of interest rates, fluctuating oil prices and demand for durable consumer products, demand for our products could be materially and adversely affected.

We have a history of variable operating results and may not be profitable in the future.

Although we generated net income during 2006, 2007, and 2008 and in twenty of the last twenty-seven fiscal quarters, at times our profitability has fluctuated significantly on both a sequential and comparable quarter-to-quarter basis during 2006, 2007 and 2008 and during the first three quarters of 2009. As of September 30, 2009, we had an accumulated deficit of $7.3 million.

Our inventory levels could require an inventory write-down if our inventory reduction and rebalancing efforts are ineffective.

Our net inventory level at December 31, 2008 increased by $6.2 million, or 66% compared to the prior year and decreased by only $0.7 million in the first nine months of 2009. The increase was largely the result of two factors. First, commencing during the second quarter of 2008 we began to build up inventory levels of fiber optic gyro materials in anticipation of large orders for remote weapon stations and MK54 torpedo programs. Second, the dramatic weakening of the RV market commencing in the first half of 2008, particularly during the second quarter, and the crisis of consumer confidence in the general economy during the second half of the year, caused precipitous declines in demand for our RV products and substantial reductions in demand for our marine consumer products. While shipments of fiber optic gyros for remote weapon stations are now underway, we anticipate that it will take several quarters to reduce other product inventories to more normal levels if the current weak level of demand continues. We currently anticipate receiving a large order for the MK54 torpedo program during the fourth quarter of 2009, but there can be no assurance that the order will not be delayed or cancelled. As of September 30, 2009 we had approximately $0.4 million of inventory, primarily made up of raw materials for military products whose utilization will be dependent upon the receipt of additional sales orders in the future. If we do not receive such sales orders, and we are unable to redeploy the components of such inventory for other product sales, we may be required to record additional write-downs to inventory which would negatively impact both gross margins and net income in the period when such write-downs are recorded. During the first nine months of 2009, we recorded an additional $1.1 million in inventory reserves in order to account for the risk of excess inventory due to weak consumer demand. However, if our future inventory reduction and rebalancing efforts are unsuccessful or take an extended period of time, we may have to consider additional, more sizeable inventory reserves or write-downs to address potential excess and obsolete inventory, or our gross margins may fall below historical levels, which would adversely affect our financial results.

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

Our mobile communications products historically have had lower product gross margins than our guidance and stabilization products. During 2007 and the first three quarters of 2008, sales of our guidance and stabilization products either declined or grew at a substantially lower rate than our overall sales growth. During the fourth quarter of 2008 and the first three quarters of 2009, we experienced a significant increase in sales of our guidance and stabilization products, primarily due to an increase in our FOG product sales. A shift in our product sales mix toward mobile communications products would likely cause lower gross margins in the future.

We must increase sales of the TracPhone V7 and our mini-VSAT Broadband service in order to improve our service gross margins.

As a result of our continued build-out of the mini-VSAT Broadband network infrastructure, our cost of service sales includes certain fixed costs that do not vary with the volume of service sales. If sales of our TracPhone V7 and the mini-VSAT Broadband service do not increase as we expect or decline, our service gross margins may remain below historical levels or decline. For example, our service gross margin declined modestly from the second quarter of 2009 to the third quarter of 2009. Any such decline in service gross margins could have a material adverse effect on our net income.

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

In the market for marine satellite TV equipment, we compete with NaviSystem Marine Electronic Systems Srl, King Controls, Cobham Sea Tel, Inc., Raymarine, Thrane & Thrane A/S and Intellian. In the market for maritime broadband service we compete with Speedcast, SeaMobile, CapRock, Schlumberger, Thrane & Thrane A/S, Ship Equip, Vizada and Stratos. In the marine market for satellite communications equipment, we compete with Cobham Sea Tel, Inc., Furuno Electric Co., Ltd., Globalstar LP, Iridium Satellite LLC, EMS and Japan Radio Company.

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

Our TracPhone V7 system offers customers a range of benefits due to its integrated design, hardware costs that are lower than existing maritime VSAT systems, and spread spectrum technology. We anticipate competition from companies like Cobham Sea Tel and MTN, both of which have previously announced their intent to offer similar systems and services. We also compete against companies like MTN and Speedcast that offer established maritime VSAT service using, in some cases, antennas 1 meter in diameter or larger. In addition, other companies could replicate the distinguishing features of our TracPhone V7, which could potentially reduce the appeal of our solution and adversely affect sales. Moreover, consumers may choose other services such as Inmarsat Fleet or FleetBroadband for their global service coverage and potentially lower hardware costs despite higher service costs and slower data rates.

Our ability to compete in the maritime airtime services market may be impaired if we are unable to complete the expansion of coverage of our mini-VSAT Broadband service to offer service around the globe or with sufficient service capacity to meet customer demand.

The TracPhone V7 and mini-VSAT Broadband service offer a range of benefits to mariners, especially in commercial markets, due to the smaller size antenna and faster, more affordable airtime. However, to support these customers, we need to complete the expansion of the coverage areas of the mini-VSAT Broadband service, which is currently offered in the north Pacific Ocean, the Americas, Caribbean, North Atlantic, Europe, the Persian Gulf, Asia-Pacific, Australia, and New Zealand waters with agreements in place to support service in the Indian Ocean and around Africa. If we are unable to reach agreement with third-party satellite providers to support the mini-VSAT Broadband service and its spread spectrum technology around South America or transponder space is is unavailable should we need to increase our capacity to meet growing demand in a given region, our ability to support vessels and aeronautical applications globally will be at risk and reduce the attractiveness of the product and service to these customers.

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

These factors can cause substantial fluctuations in sales of fiber optic gyros and TACNAV products from period to period. For example, sales of our TACNAV products declined from 2006 to 2007, but increased from 2007 to 2008 and again from the nine months ended September 30, 2008 to the nine months ended September 30, 2009. The Obama administration and the new Congress may change defense spending priorities, either in conjunction with the decision to commence troop withdrawals from Iraq or for other reasons. Moreover, government customers and their contractors can generally cancel orders for our products for convenience or decline to exercise previously disclosed contract options. Even under firm orders with government customers, funding must usually be appropriated in the budget process in order for the government to complete the contract. The cancellation of or failure to fund orders for our products could substantially reduce our net sales and results of operations.

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

We rely on Inmarsat for satellite communications services for our mini-M, Fleet and FleetBroadband compatible TracPhone products. SES AMERICOM, Eutelsat, SP-JSAT, SAT-GE, and Intelsat currently provide the satellite network to support the mini-VSAT Broadband service and our TracPhone V7.

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

Our mini-VSAT Broadband service relies on spread spectrum technology developed with ViaSat, Inc. for use with satellite networks controlled by SES World Skies, Eutelsat, Sky Perfect-JSAT, SAT-GE, and Intelsat. Our TracPhone V7 two-way broadband satellite terminal combines our stabilized antenna technology with ViaSat’s ArcLight spread spectrum mobile broadband technology, along with a new maritime version of ViaSat’s ArcLight spread spectrum modem. The ArcLight technology is also integrated within the satellite hubs that support this service. Sales of the TracPhone V7 and our mini-VSAT Broadband service could be disrupted if we fail to receive approval from regulatory authorities to provide our spread spectrum service in various countries where our customers operate or if there are issues with the availability of the ArcLight maritime modems.

Investment in the global deployment of the mini-VSAT Broadband service will require significant capital investment and initial operating expenses that may not be recouped if we fail to meet the subscriber levels necessary to cover those costs on an ongoing basis.

It is our intent to invest in and deploy the mini-VSAT Broadband network on a global basis in cooperation with ViaSat under the terms of a 10-year agreement announced in July 2008. As part of the coverage expansion, we agreed to acquire satellite capacity from Ku-band satellite operators and purchased three new regional satellite hubs from ViaSat. We have also made prepayments to ViaSat on two additional regional satellite hubs. During the deployment period, we expect to see a substantial increase in costs associated with the build out of the mini-VSAT Broadband global infrastructure and support capability. In the short term KVH and ViaSat will be covering the operational cost per transponder access until sufficient subscribers join the network and allow us to reach a breakeven point on our transponder cost, which may not occur. We currently estimate that, on average, it will require at least nine months to reach the breakeven point once the service is turned on for a new coverage region. However, should an insufficient number of subscribers activate within a region, our operations may continue below the breakeven level for a longer duration and adversely affect our operating results and cash levels.

High fuel prices, high interest rates, tight credit availability and environmental concerns are adversely affecting sales of our mobile communications products.

Factors such as historically high fuel prices, interest rates, tight credit and environmental protection laws are continuing to materially and adversely affect sales or use of larger vehicles and vessels for which our mobile satellite communications products are designed. Many customers finance their purchases of these vehicles and vessels, and higher interest rates and/or tightened credit availability has reduced demand for both these vehicles and vessels and our mobile communications products. Moreover, in the current credit markets financing for these purchases has been unavailable or more difficult to obtain. The increased cost of operating these vehicles and vessels is adversely affecting and may continue to adversely affect demand for our mobile satellite communications products.

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

We have previously expanded our operations to pursue existing and potential market opportunities. This growth placed a strain on our personnel, management, financial and other resources. More recently, our mobile communications revenue have declined in response to economic conditions, weak consumer demand and other factors and our guidance and stabilization revenue has increased dramatically. If, in the future, we grow more rapidly than we anticipate and fail to manage that growth properly, we may incur unnecessary expenses, and the efficiency of our operations may decline. If we are unable to adjust our operating expenses on a timely basis in response to changes in revenue cycles, our results of operations may be harmed. To manage changes in our rate of growth effectively, we must, among other things:

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

Our stock price has historically been volatile. From January 1, 2006 to September 30, 2009, the trading price of our common stock ranged from $14.48 to $2.81. Many factors may cause the market price of our common stock to fluctuate, including:

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

On November 26, 2008, our Board of Directors authorized a program to repurchase up to one million shares of our common stock. The repurchase program is funded using our existing cash, cash equivalents, marketable securities and future cash flows. Under the repurchase program, at management’s discretion, we may repurchase shares on the open market from time to time, in privately negotiated transactions or block transactions, or through an accelerated repurchase agreement. The timing of such repurchases depends on availability of shares, price, market conditions, alternative uses of capital, and applicable regulatory requirements. The program may be modified, suspended or terminated at any time without prior notice. The repurchase program has no expiration date. There were no other repurchase programs outstanding during the three months ended September 30, 2009, and no repurchase programs expired during the period.

Period	Total Number of Shares Purchased	Average Cost Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
July 1, 2009 – July 31, 2009	—	$—	—	798,676
August 1, 2009 – August 31, 2009	—	—	—	798,676
September 1, 2009 – September 30, 2009	—	—	—	798,676

Total	—	$—	—

ITEM 6.	EXHIBITS

Exhibits:

Exhibit No.	Description	Filed with this Form 10-Q	Incorporated by Reference
			Form	Filing Date	Exhibit No.

3.1	Amended and Restated Certificate of Incorporation		S-1	February 16, 1996	3.3

3.2	Certificate of Amendment of Certificate of Incorporation		S-3	November 26, 2003	4.2

3.3	Amended, Restated and Corrected Bylaws of KVH Industries, Inc.		8-K	July 31, 2007	3

4.1	Specimen certificate for the common stock		S-1/A	March 22, 1996	4.1

10.24	Loan Agreement dated as of April 6, 2009 between Bank of America, N. A. and KVH Industries, Inc.		8-K	April 8, 2009	10.1

31.1	Rule 13a-14(a)/15d-14(a) certification of principal executive officer	X

31.2	Rule 13a-14(a)/15d-14(a) certification of principal financial officer	X

32.1	Section 1350 certification of principal executive officer	X

32.2	Section 1350 certification of principal financial officer	X

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 5, 2009

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