Form 10-K
period 2009-12-31
KVH INDUSTRIES INC \DE\
filed 2010-03-09
CIK 1007587

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2009, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $87,713,722 based on the closing sale price of $6.83 per share as reported on the NASDAQ Global Market.

As of March 5, 2010, the registrant had 14,260,495 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relating to its 2010 Annual Meeting of Stockholders are incorporated herein by reference in Part III.

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

Introduction

We are a leading manufacturer of solutions that provide global high-speed Internet, television, and voice services via satellite to mobile users at sea, on land, and in the air. We are also a premier manufacturer of high-performance navigational sensors and integrated inertial systems for defense and commercial guidance and stabilization applications. Our research and development, manufacturing and quality control capabilities have enabled us to meet the demanding standards of our military, consumer and commercial customers for performance and reliability. This combination of factors has allowed us to create products offering important differentiating advantages to our customers. We are based in Middletown, Rhode Island, with offices in Tinley Park, Illinois, and Kokkedal, Denmark.

We sell our mobile communications products and airtime services, including the TracVision and TracPhone systems and mini-VSAT Broadband airtime, through an extensive international network of distributors and retailers worldwide. We are currently in the process of deploying our mini-VSAT Broadband service on a global basis to support maritime, aeronautical, and land-based mobile applications. In February 2008, we entered the aviation market with a development and production contract for a satellite TV antenna that is sold on an Original Equipment Manufacturer (OEM) basis to LiveTV, LLC (LiveTV) a leading provider of entertainment systems on commercial aircraft. We began delivering product under this contract during the second quarter of 2009 for use on domestic narrow body commercial airliners. In addition, we are continuing to investigate opportunities to apply our mobile communications expertise to military applications that require affordable, high-bandwidth mobile connections.

Our guidance and stabilization products include precision fiber optic gyro (FOG)-based systems that help stabilize platforms, such as gun turrets, remote weapon stations, and radar units, and provide guidance for munitions, as well as tactical navigation systems for a broad range of military vehicles. We sell our guidance and stabilization products directly to United States (U.S.) and allied governments and government contractors, as well as through an international network of authorized independent sales representatives. Our fiber optic products are also used in such commercial applications as train track geometry measurement systems, industrial robotics, surveying, optical stabilization, autonomous vehicles, and undersea remotely operated submersibles.

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

Our mobile satellite products are typically installed on mobile platforms and use sophisticated robotics, stabilization and control software, sensing technologies, transceiver integration, and advanced antenna designs to automatically search for, identify and point directly at the selected television and communications satellite while the vehicle, vessel, or plane is in motion. Our antennas use gyros and inclinometers to measure the pitch, roll and yaw of an antenna platform in relation to the earth. Microprocessors and our proprietary stabilization and control software use that data to compute the antenna movement necessary for the antenna’s motors to point the antenna properly and maintain contact with the satellite. If an obstruction temporarily blocks the satellite signal, our products continue to track the satellite’s location according to the movement of the antenna platform in order to carry out automatic, rapid reacquisition of the signal when a direct line of sight to the satellite is restored.

Our Certified Support Network offers our TracVision and TracPhone customers an international network of skilled technical dealers and support centers in many locations where our customers are likely to travel. We have selected distributors based on their technical expertise, professionalism and commitment to quality and regularly provide them with extensive training in the sale, installation and support of our products.

We offer a broad array of products to address the needs of a variety of customers seeking mobile communications in maritime, land mobile and aeronautical applications.

Marine. In the marine market, we offer a range of mobile satellite TV and communications products. In December 2009, we began selling the TracVision HD7, a 24-inch diameter satellite TV antenna capable of receiving signals from two DIRECTV Ka-band satellites and one DIRECTV Ku-band satellite simultaneously to offer a high-definition TV experience comparable to what a home DIRECTV HDTV subscriber would enjoy. It includes an Internet Protocol-enabled antenna control unit as well as optional antenna controls via a free TracVision application for use on an Apple iPhone. We believe that this is the first marine antenna to offer this combination of capabilities. Our marine TracVision M-series satellite TV antennas are designed with the full spectrum of vessel sizes in mind, ranging from recreational vessels as small as 20 to 25 feet to large commercial vessels. The award-winning family of marine TracVision products vary in size from a lower-profile elliptical parabolic system similar to those offered for use on recreation vehicles (RV) to the 12.5-inch TracVision M1, 14.5-inch TracVision M3, 18-inch TracVision M5, 24-inch TracVision M7, and 32-inch diameter TracVision M9, each of which employs a high-efficiency circular antenna. These products are compatible with Ku-band HDTV programming as well as high-powered regional satellite TV services around the globe, based on available signal strength and antenna size requirements.

Broadband Internet. In 2007, we introduced the TracPhone V7 stabilized satellite communications antenna along with the supporting Ku-band airtime service, mini-VSAT Broadband, which have applications on marine vessels and land vehicles. The system and service utilize spread spectrum technology and ArcLight modem technology, both of which were developed by ViaSat. This spread spectrum approach reduces the broadcast power requirements and the pointing accuracy necessary to track the high-bandwidth Ku-band satellites that carry the service. The resulting efficiencies allow the TracPhone V7 antenna to be 85% smaller by volume and 75% lighter than alternative 1-meter VSAT antennas. The high bandwidth offered by the Ku-band satellites also permits faster data rates than those supported by Inmarsat’s L-band satellites. TracPhone V7 subscribers may select service packages with Internet data connections offering ship-to-shore satellite data rates as fast as

512 Kbps and shore-to-ship satellite data rates as fast as 2 Mbps, or megabits, per second. In addition, subscriptions also include two Voice over Internet Protocol (VoIP) telephone lines optimized for use over satellite connections. We are actively engaged in sales efforts for the TracPhone V7 and mini-VSAT Broadband service to government agencies for maritime, military, and emergency responder use.

In February 2010, we entered into a distribution agreement with Japan Radio Co. Ltd. (JRC), under which JRC is reselling our TracPhone V7 through its established channels. JRC also sells the mini-VSAT Broadband airtime service to non-Japanese vessels and owners.

Service is currently offered in the North Pacific Ocean, the Americas, Caribbean, North Atlantic, Europe, the Persian Gulf, Africa, Australia and New Zealand, and Asian waters. Service for the Indian Ocean is currently under contract and anticipated to go live in March 2010. We are currently working to add South American coverage. We believe that our mini-VSAT Broadband service represents the only global multi-megabit commercial satellite communications network for vessels and airplanes. This unified Ku-band Broadband service enables us to offer commercial, leisure and government customers an integrated hardware and service solution for mobile communications and seamless region-to-region roaming. It is our long-term plan to invest in and deploy the mini-VSAT Broadband network on a global basis in cooperation with ViaSat under the terms of a 10-year agreement announced in July 2008. As part of the coverage expansion, we have been acquiring satellite capacity from Ku-band satellite operators as well as purchasing regional satellite hubs from ViaSat. These hubs use ViaSat’s ArcLight spread spectrum mobile broadband technology and are operated by ViaSat. Over the course of the 10-year agreement, we and ViaSat also expect to implement future enhancements to the mini-VSAT Broadband spread spectrum maritime services and related products. Under the terms of our revenue sharing arrangement with ViaSat, this expansion positions us to earn revenue not only from the maritime and land-based use of the mini-VSAT Broadband service but also from future aeronautical applications that roam throughout our network.

This broadband Internet offering represents a new business model for KVH. We are the source of the mini-VSAT Broadband service and, as a result, we generate revenue from hardware sales as well as recurring monthly revenue derived from subscription packages. We offer both fixed-rate subscription packages ranging from $995 to $5,995 per month and per-megabyte service plans that we believe can be significantly more affordable than competing legacy VSAT and Inmarsat offerings in many instances.

In addition to our TracPhone V7 and mini-VSAT Broadband service, we also offer a family of Inmarsat-compatible TracPhone products that provide in-motion access to global satellite communications. These products rely on services offered by Inmarsat, a satellite service provider that supports links for phone, fax and data communications as fast as 432 Kbps, or kilobits per second. The TracPhone F77 uses the Inmarsat Fleet service; the TracPhone FB150, FB250, and FB500 antennas use the Inmarsat FleetBroadband service to offer voice as well as high-speed Internet service; and our TracPhone 252 antenna offers lower-cost voice and low-speed data services via the Inmarsat mini-M service. The TracPhone F77, FB150, FB250, and FB500 are manufactured by Thrane & Thrane A/S of Denmark and distributed on an OEM basis by us in North America under the KVH TracPhone brand and distributed in other markets on a non-exclusive basis. Unlike mini-VSAT Broadband, where we control and sell the airtime, we purchase Inmarsat airtime from a distributor and resell it to our customers.

Land. We design, manufacture, and sell a range of TracVision satellite TV antenna systems for use on a broad array of vehicles, including recreational vehicles, trucks, conversion vans, and automobiles.

In the RV/truck market, we offer a line-up of our TracVision satellite TV products, including products intended for both stationary and in-motion use. Our RV product line, known as the TracVision SlimLine series, offers Ku-band HDTV support, automatic satellite switching, and integrated compatibility with the international DVB (Digital Video Broadcast) standard. The 12.5-inch high in-motion TracVision R5SL and stationary automatic TracVision R4SL, which began shipping in March 2007, use an elliptical parabolic antenna to reduce the antenna’s profile to address height restrictions on the road. The in-motion 12.5-inch high TracVision R6, which began shipping in April 2006, is the flagship product of our RV-specific offerings. This system incorporates a number of innovations, including a high-efficiency antenna, integrated global positioning system (GPS) for faster satellite acquisition, and our patented DewShield electronic dew elimination technology.

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

In addition to sales through aftermarket dealers, we sell our TracVision products to original equipment manufacturers for factory installation on new vehicles. Our TracVision SlimLine systems work with a range of service providers, including DIRECTV, DISH Network, and other regional service providers. Although initially designed for automotive applications, the TracVision A7 is now also sold within the RV marketplace to provide access to DIRECTV programming in in-motion applications and for vehicles with height restrictions that could prevent them from safely using a satellite TV antenna based on parabolic technology, and/or where the accumulation of moisture on the outer surface of the antenna’s radome is not a concern.

Aeronautical Applications. In February 2008, we announced that we had been awarded a $20.1 million contract by LiveTV, a leading in-flight entertainment supplier, that was subsequently increased in 2009 to $20.9 million. Under the terms of the multi-year contract, we design, develop, and manufacture new DIRECTV-compatible satellite TV antennas for use on narrowbody commercial aircraft, such as Boeing’s 737 and the Airbus A320, operating in the United States.

This next generation of in-flight satellite antennas is based on our flat panel array technology. Shipments of these antennas began in the second quarter of 2009. They are intended to help fill the growing demand from airlines and passengers for live television in the air. While JetBlue Airways Corporation is the first and best known of the airlines to add DIRECTV service, Continental Airlines, Inc. began working in 2009 with LiveTV to field satellite television on its fleet of airliners.

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

Guidance and Stabilization. Our fiber optic gyro products use an all-fiber design that has no moving parts, resulting in an affordable combination of precision, accuracy and durability. Our fiber optic gyro products support a broad range of military applications, including stabilization of remote weapons stations, antennas, radar, optical devices or turrets; image stabilization and synchronization for shoulder-or tripod-mounted weapon simulators; precision tactical navigation systems for military vehicles, and guidance for weapons and unmanned autonomous vehicles. Our fiber optic gyro products are also used in commercial and industrial applications, such as train location control and track geometry measurement systems, robotics, surveying, optical stabilization, autonomous vehicles, and undersea remotely operated submersibles.

Our TG-6000 Inertial Measurement Unit (IMU) is a guidance system that provides precise measurement of motion and acceleration in three dimensions. It uses a three-axis configuration of our high-performance DSP-based (digital signal processing) fiber optic gyros integrated with three accelerometers. We believe that this configuration provides outstanding performance, high reliability, low maintenance and easy system integration. The TG-6000 IMU is in full production as a component in the U.S. Navy’s MK54 lightweight torpedo and is suitable for use in other applications that involve flight control, orientation, instrumentation and navigation, such as unmanned aerial vehicles.

In May 2008, we introduced the CNS-5000 continuous navigation system, a self-contained navigation system that combines our fiber optic gyro-based inertial measurement technology from KVH with GPS technology from NovAtel. This navigation solution provides precise position and orientation of a host platform on a continuous basis, even during periods where GPS signals are blocked by natural or man-made obstructions or conditions. The CNS-5000 is designed for demanding commercial applications, such as dynamic surveying, precision agriculture, container terminal management, and autonomous vehicle navigation, where the ability to determine the precise position and orientation of a piece of equipment or a mobile platform is critical. The CNS-5000 is a commercial-off-the-shelf (COTS) product with a single enclosure and FOG-based inertial measurement unit tightly integrated with GPS. This design reduces the operational complexities for customers whose products cross international boundaries.

Our open-loop DSP-1500, DSP-3000 series, and DSP-4000 fiber optic gyros provide precision measurement of the rate and angle of a platform’s turning motion for significantly less cost than competing closed-loop gyros. These DSP-based products deliver performance superior to analog signal processing devices, which experience greater temperature-sensitive drift and rotation errors. Applications for these products include inertial measurement units, integrated navigation systems, attitude/heading/reference systems, and stabilization of antenna, radar and optical equipment.

In June 2009, we introduced our new DSP-1500 fiber optic gyro, which we believe is the world’s smallest precision fiber optic gyro. Its optical sensor is only 1.5 inches in diameter and 0.8 inches tall, and weighs just 0.09 lbs. Thanks to the tethered design, the sensor itself can be installed separately from the power and processing circuit boards. Thanks to its small size and weight, the DSP-1500 is well suited for applications previously unable to use fiber optic gyros due to size and weight restrictions, such as night vision and thermal imaging systems, aircraft-mounted gimbaled cameras for law enforcement and homeland security, and shipboard optical systems.

The DSP-3000 series is slightly larger than a deck of playing cards and offers a variety of interface options to support a range of applications. High-performance 2-axis and 3-axis configurations can be realized by integrating multiple DSP-3000 units. Currently, the DSP-3000 series is used in an array of pointing and stabilization applications, including the U.S. Army’s Common Remotely Operated Weapon Station (CROWS) to provide the image and gun stabilization necessary to ensure that the weapon remains aimed at its target. We estimate that more than 20 companies are developing stabilized remote weapons stations that we believe will require similar fiber optic gyro stabilization capabilities. Our fiber optic products are also used in commercial and industrial applications, such as train location control and track geometry measurement systems, robotics, surveying, optical stabilization, autonomous vehicles, and undersea remotely operated submersibles. The larger, militarized DSP-4000 is designed for use in high-shock and highly dynamic environments, such as gun turret stabilization.

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

TACNAV systems vary in size and complexity to suit a wide range of vehicles. The TACNAV Light is a low-cost, digital compass-based battlefield navigation system specifically designed for non-turreted vehicles, such as high mobility multi-wheeled vehicles (HMMWVs) and trucks. Turreted vehicles, including reconnaissance vehicles, armored personnel carriers and light armored vehicles, are supported by the TACNAV TLS, a digital compass-based tactical navigation and targeting system that offers a fiber optic gyro upgrade for enhanced accuracy. We also manufacture the TACNAV II Fiber Gyro Navigation system, which offers a compact design, continuous output of heading and pointing data, and a flexible architecture that allows it to function as either a stand-alone navigation module or as the central component of an expanded, multifunctional navigation system.

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

Sales, Marketing and Support

Our sales, marketing and support efforts target markets that are substantial and require dedicated dealers and distributors to reach end customers. These channels vary from time to time, but currently include targeted efforts to reach the RV and high-end automotive markets, the leisure and commercial maritime markets, and the commercial, industrial and government markets. We believe our brands are well known and well respected by consumers within their respective niches. These brands include:

TracVision—satellite television systems for vessels and vehicles

TracPhone—two-way satellite communications systems

mini-VSAT Broadband—broadband mobile satellite communications network

Azimuth—digital compass for powerboats

Sailcomp—digital compass for sailboats

DataScope—handheld digital compass/rangefinder

TACNAV—tactical navigation systems for military vehicles

Our fiber optic gyros and digital compass sensors use an alphanumeric model numbering sequence such as C-100, DSP-1500, DSP-3000, DSP-4000, CNS-5000, and TG-6000 IMU.

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

Backlog

Our backlog was approximately $24.5 million on December 31, 2009, $12.3 million on December 31, 2008, $9.1 million on December 31, 2007 and $5.6 million on December 31, 2006. The increase in backlog of $12.2 million from December 31, 2008 to December 31, 2009 was primarily a result of increased orders for fiber optic gyros in support of remotely operated weapons station programs as well as our aeronautical antenna system sold to LiveTV. The increase in backlog of $3.2 million from December 31, 2007 to December 31, 2008 was primarily a result of increased orders for fiber optic gyros in support of remotely operated weapons station programs. The increase in backlog of $3.5 million from December 31, 2006 to December 31, 2007 was primarily a result of increased orders for our TACNAV products.

Backlog consists of orders evidenced by written agreements and specified delivery dates for customers who are acceptable credit risks. Military orders included in backlog are generally subject to cancellation for the convenience of the customer. When orders are cancelled, we generally recover actual costs incurred through the date of cancellation and the costs resulting from termination. Individual orders for guidance and stabilization products are often large and may require procurement of specialized long-lead components and allocation of manufacturing resources. The complexity of planning and executing larger orders generally requires customers to order well in advance of the required delivery date, resulting in backlog.

Backlog is not a meaningful indicator for predicting revenue in future periods. Commercial resellers for our mobile satellite communications products and legacy products do not carry extensive inventories and rely on us to ship products quickly. Generally due to the rapid delivery of our commercial products, our backlog for those products is not significant.

Intellectual Property

Our ability to compete effectively depends to a significant extent on our ability to protect our proprietary information. We rely primarily on patents and trade secret laws, confidentiality procedures and licensing arrangements to protect our intellectual property rights. We own more than 50 U.S. and foreign patents and have additional patent applications that are currently pending. We also register our trademarks in the United States and other key markets where we do business. Our patents will expire at various dates between November 2010 and July 2028. We enter into confidentiality agreements with our consultants, key employees and sales representatives, and maintain controls over access to and distribution of our technology, software and other proprietary information. The steps we have taken to protect our technology may be inadequate to prevent others from using what we regard as our technology to compete with us.

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

In the marine market for satellite TV equipment, we compete primarily with NaviSystem Marine Electronics Systems Srl, King Controls, Cobham Sea Tel, Inc., Intellian, and Raymarine. In the marine market for voice, fax, data and Internet communications equipment and services, we compete with Thrane & Thrane A/S, Furuno Electric Co., Ltd., Globalstar LP, Iridium Satellite LLC, and EMS. We also face competition from providers of marine satellite data services and maritime VSAT solutions, including MTN/SeaMobile, Speedcast, CapRock, Schlumberger, Ship Equip, Vizada, Stratos, and Cobham Sea Tel, Inc.

Foreign competition for our mobile satellite communications products has continued to intensify, most notably from companies based in South Korea that seek to compete primarily on price. We anticipate that this trend of substantial competition from this region will continue.

In the land mobile markets, we compete primarily with King Controls, Cobham TracStar, MotoSAT, and Winegard Company.

In the guidance and stabilization markets, we compete primarily with Honeywell International Inc., Northrop Grumman Corporation, Smiths Group plc, Tamam, Sagem Avionics, Inc., iMAR and Fizoptica. We believe the principal competitive factors in these markets are performance, size, reliability, durability and price.

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

We are also subject to the laws and regulations of the various foreign jurisdictions in which we offer and sell our products and services, including those of the European Union.

Employees

On December 31, 2009, we employed 358 full-time employees. We also employ temporary or contract personnel, when necessary, to provide short-term and/or specialized support for production and other functional projects.

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

Worldwide economic conditions have experienced a significant downturn over the last two years, including slower economic activity, tightened credit markets, inflation and deflation concerns, decreased consumer confidence, reduced corporate profits, reduced or canceled capital spending, adverse business conditions and liquidity concerns. These conditions make it difficult for businesses, governments and consumers to accurately forecast and plan future activities. Although net sales of our FOG products increased $19.9 million, or 215%, from 2008 to 2009 driven largely by increased sales in support of remotely operated weapons station programs to European and U.S. contractors that sell to the U.S. government, there can be no assurance that such an increase will continue in the future. Governments are experiencing significant declines in tax receipts, which may cause them to curtail spending significantly or reallocate funds away from defense programs. There can be no assurances that government responses to the disruptions in the economy will remedy these problems. As a result of these and other factors, customers could slow or suspend spending on our products and services. We may also incur increased credit losses and need to increase our allowance for doubtful accounts, which would have a negative impact on our earnings and financial condition. We cannot predict the timing, duration or ultimate impact of this downturn. We expect our business to continue to be adversely impacted by this downturn.

Our revenues and results of operations have been and may continue to be adversely impacted by the current recession or associated declines in consumer spending.

Net sales of our mobile communications products are largely generated by discretionary consumer spending, and demand for these products is likely to demonstrate slower growth or decline as a result of worsening regional and global economic conditions. Consumer spending tends to decline during recessionary periods and may decline at other times. For example, sales of our mobile satellite communications products declined approximately 27% from 2008 to 2009. Consumers may choose not to purchase our mobile communications products due to a perception that they are luxury items. As global and regional economic conditions change, including the general level of interest rates, fluctuating oil prices and demand for durable consumer products, demand for our products could be materially and adversely affected.

We have a history of variable operating results and may not be profitable in the future.

Although we generated net income during 2005, 2006, 2007 and 2008, our profitability has fluctuated significantly on both a sequential and comparable quarter-to-quarter basis during the last three fiscal years. For example in 2009, we generated a net loss of $0.1 million, which included a net loss of $2.6 million in the first quarter of 2009. As of December 31, 2009, we had an accumulated deficit of $5.4 million.

Our inventory levels could require an inventory write-down if our inventory reduction and rebalancing efforts are ineffective.

During 2009, we recorded an additional $1.3 million in inventory reserves in order to account for the risk of excess inventory due, in part, to weak consumer demand. However, if our future inventory reduction and rebalancing efforts are unsuccessful or take an extended period of time, we may have to consider additional, more sizeable inventory reserves or write-downs to address potential excess and obsolete inventory, and our gross margins may fall below historical levels, which would adversely affect our financial results.

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

Our mobile communications products historically have had lower product gross margins than our guidance and stabilization products. During 2007 and the first three quarters of 2008, sales of our guidance and stabilization products either declined or grew at a substantially lower rate than our overall sales growth. During the fourth quarter of 2008 and the year ended December 31, 2009, we experienced a significant increase in sales of our guidance and stabilization products, primarily due to an increase in our FOG product sales. A shift in our product sales mix toward mobile communications products would likely cause lower gross margins in the future.

We must increase sales of the TracPhone V7 and our mini-VSAT Broadband service in order to improve our service gross margins.

As a result of our continued build-out of the mini-VSAT Broadband network infrastructure, our cost of service sales includes certain fixed costs that do not vary with the volume of service sales. These fixed costs are increasing as we expand our network across the globe, and we have an extremely limited ability to reduce these fixed costs in the short term. If sales of our TracPhone V7 and the mini-VSAT Broadband service do not increase as we expect or decline, our service gross margins may remain below historical levels or decline. For example, our overall service gross margin, which also includes product repair sales, Inmarsat airtime sales, and contracted engineering sales, declined substantially from 51% in 2008 to 26% in 2009. The failure to improve our mini-VSAT Broadband service gross margins would have a material adverse effect on our overall profitability.

Competition may limit our ability to sell our mobile communications products and guidance and stabilization products.

The mobile communications markets and defense navigation, guidance and stabilization markets in which we participate are very competitive, and we expect this competition to persist and intensify in the future. We may not be able to compete successfully against current and future competitors, which could impair our ability to sell our products. For example, improvements in the performance of lower cost gyros by competitors could potentially jeopardize sales of our fiber optic gyros. Foreign competition for our mobile satellite communications products has continued to intensify, most notably from companies based in South Korea that seek to compete primarily on price. We anticipate that this trend of substantial competition from this region will continue.

In the guidance and stabilization markets, we compete primarily with Honeywell International Inc., Kearfott Guidance & Navigation Corporation, Northrop Grumman Corporation, Smiths Group plc, Tamam, and Fizoptica.

In the market for marine satellite TV equipment, we compete with NaviSystem Marine Electronic Systems Srl, King Controls, Cobham Sea Tel, Inc., Raymarine, Thrane & Thrane A/S and Intellian. In the market for maritime broadband service we compete with Speedcast, MTN/SeaMobile, CapRock, Schlumberger, Thrane & Thrane A/S, Ship Equip, Vizada and Stratos. In the marine market for satellite communications equipment, we compete with Cobham Sea Tel, Inc., Furuno Electric Co., Ltd., Globalstar LP, Iridium Satellite LLC and EMS.

In the market for land mobile satellite TV equipment, we compete with MotoSAT, King Controls, Cobham TracStar and Winegard Company.

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

The emergence of a competing small maritime VSAT antenna and complementary service or other similar service could reduce the competitive advantage we believe we currently enjoy with our 24-inch diameter TracPhone V7 antenna and integrated mini-VSAT Broadband service.

In the market for maritime broadband service we compete with Speedcast, MTN/SeaMobile, CapRock, Schlumberger, Thrane & Thrane A/S, Ship Equip, Vizada and Stratos. In the marine market for satellite communications equipment, we compete with Cobham Sea Tel, Inc., Furuno Electric Co., Ltd., Globalstar LP, Iridium Satellite LLC and EMS. Our TracPhone V7 system offers customers a range of benefits due to its integrated design, hardware costs that are lower than existing maritime VSAT systems, and spread spectrum technology. We currently compete against companies that offer established maritime VSAT service using, in some cases, antennas 1-meter in diameter or larger. We anticipate future competition from companies offering similar 24-inch VSAT systems and services. In addition, other companies could replicate some of the distinguishing features of our TracPhone V7, which could potentially reduce the appeal of our solution, increase price competition and adversely affect sales. Moreover, consumers may choose other services such as Inmarsat Fleet or FleetBroadband for their global service coverage and potentially lower hardware costs despite higher service costs and slower data rates.

Our ability to compete in the maritime airtime services market may be impaired if we are unable to complete the expansion of coverage of our mini-VSAT Broadband service to offer service around the globe or with sufficient service capacity to meet customer demand.

The TracPhone V7 and mini-VSAT Broadband service offer a range of benefits to mariners, especially in commercial markets, due to the smaller size antenna and faster, more affordable airtime. However, to support these customers globally, we need to complete the expansion of the coverage areas of the mini-VSAT Broadband service, which is currently offered in the north Pacific Ocean, the Americas, Caribbean, North Atlantic, Europe, the Persian Gulf, Asia-Pacific, Australia, New Zealand, and African waters with agreements in place to support service in the Indian Ocean beginning in March 2010. If we are unable to reach agreement with third-party satellite providers to support the mini-VSAT Broadband service and its spread spectrum technology around South America or transponder space is unavailable should we need to increase our capacity to meet growing demand in a given region, our ability to support vessels and aeronautical applications globally will be at risk and could reduce the attractiveness of the product and service to these customers.

Customers for our fiber optic gyro products and TACNAV include contractors who sell to the U.S. military and foreign governments, whose purchasing and delivery schedules and priorities are often unpredictable.

We sell our fiber optic gyro systems as well as vehicle navigation products to U.S. and foreign military and government customers, either directly or as a subcontractor to other contractors. These customers often use a competitive bidding process and have unique purchasing and delivery requirements, which often makes the timing of sales to these customers unpredictable. Factors that affect their purchasing and delivery decisions include:

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

These factors can cause substantial fluctuations in sales of our FOG and TACNAV products from period to period. For example, sales of our FOG products increased $19.9 million, or 215%, from 2008 to 2009 driven largely by increased sales in support of remotely operated weapons station programs. Although our expectation is that FOG product sales will increase in 2010 compared to 2009 in support of various customer programs, including remotely operated weapons stations, we do not expect such a level of growth rate to continue. The Obama administration and Congress may change defense spending priorities, either in conjunction with the decision to commence troop withdrawals from Iraq and Afghanistan or for other reasons. Moreover, government customers and their contractors can generally cancel orders for our products for convenience or decline to exercise previously disclosed contract options. Even under firm orders with government customers, funding must often be appropriated in the budget process in order for the government to complete the contract. The cancellation of or failure to fund orders for our products could substantially reduce our net sales and results of operations.

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

We derive a significant portion of our guidance and stabilization revenues from a small number of customers, most of whom are contractors for the U.S. Government. Our top four guidance and stabilization customers in 2009 accounted for approximately 27% of our net sales in that year. The loss of business from any of these customers could substantially reduce our net sales and results of operations and could seriously harm our business. Since we are often awarded a contract as a subcontractor to a major defense supplier that is engaged in a competitive bidding process as prime contractor for a major weapons procurement program, our revenues depend significantly on the success of the prime contractors with which we align ourselves.

For example, Kongsberg Defence & Aerospace AS (Kongsberg), a major supplier of remotely operated weapons station programs and a purchaser of our FOG products accounted for approximately 15% of our net sales in 2009. In addition, a subcontractor to Kongsberg accounted for approximately 7% of our net sales in 2009. Although, we anticipate to continue to supply Kongsberg and the subcontractor to Kongsberg with our products throughout 2010, our current backlog with Kongsberg extends only to the second quarter of 2010. We are not operating under a long-term supply agreement with Kongsberg.

Our mobile satellite products currently depend on satellite services provided by third parties, and any disruption in those services could adversely affect sales.

Our satellite products include only the equipment necessary to receive satellite services; we do not broadcast satellite television programming or own the satellites to directly provide two-way satellite communications. We currently offer satellite television products compatible with the DIRECTV and DISH Network services in the United States, the Bell TV service in Canada, the Sky Mexico service and various other regional services in other parts of the world.

We rely on Inmarsat for satellite communications services for our mini-M, Fleet and FleetBroadband compatible TracPhone products. SES World Skies, Eutelsat, Sky Perfect-JSAT, SAT-GE, Telesat, EchoStar, and Intelsat currently provide the satellite capacity to support the mini-VSAT Broadband service and our TracPhone V7.

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

We rely upon spread spectrum communications technology developed by ViaSat and transmitted by third-party satellite providers to permit two-way broadband Internet via our 24-inch diameter TracPhone V7 antenna, and any disruption in the availability of this technology could adversely affect sales.

Our mini-VSAT Broadband service relies on spread spectrum technology developed with ViaSat, Inc., for use with satellite capacity controlled by SES World Skies, Eutelsat, Sky Perfect-JSAT, SAT-GE, Telesat, Echostar, and Intelsat. Our TracPhone V7 two-way broadband satellite terminal combines our stabilized antenna technology with ViaSat’s ArcLight spread spectrum mobile broadband technology, along with a new maritime version of ViaSat’s ArcLight spread spectrum modem. The ArcLight technology is also integrated within the satellite hubs that support this service. Sales of the TracPhone V7 and our mini-VSAT Broadband service could be disrupted if we fail to receive approval from regulatory authorities to provide our spread spectrum service in the waters of various countries where our customers operate or if there are issues with the availability of the ArcLight maritime modems.

Investment in the global deployment of the mini-VSAT Broadband service will require significant capital investment and initial network costs of service, as well as operating expenses that may not be recouped if we fail to meet the subscriber levels necessary to cover those costs on an ongoing basis.

It is our intent to continue to invest in and deploy the mini-VSAT Broadband network on a global basis in cooperation with ViaSat under the terms of a 10-year agreement announced in July 2008. As part of the coverage expansion, we agreed to acquire satellite capacity from Ku-band satellite operators and are in the process of purchasing new regional satellite hubs from ViaSat. Each satellite hub represents a substantial capital investment. During the deployment period, we expect to see a substantial increase in costs associated with the buildout of the mini-VSAT Broadband global infrastructure and support capability. In the short term KVH and ViaSat will be covering the operational cost per transponder access until sufficient subscribers join the network and allow us to reach a breakeven point on our transponder and other network service costs, which may not occur. We currently estimate that, on average, it will require at least nine months to reach the breakeven point once the service is turned on for a new coverage region. However, certain regions that are essential for our global coverage may exceed this time period before being profitable or may not be profitable. In addition, should an insufficient number of subscribers activate within a region, our operations may continue below the breakeven level for a longer duration and adversely affect our operating results and cash levels.

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

We obtain many key components for our products from third-party suppliers, and in some cases we use a single or a limited number of suppliers. Any interruption in supply could impair our ability to deliver our products until we identify and qualify a new source of supply, which could take several weeks, months or longer and could increase our costs significantly. Suppliers might change or discontinue key components, which could require us to modify our product designs. For example, in the past, we have experienced changes in the chemicals used to coat our optical fiber, which changed its characteristics and thereby necessitated design modifications. In general, we do not have written long-term supply agreements with our suppliers but instead purchase components through purchase orders, which expose us to potential price increases and termination of supply without notice or recourse. It is generally not our practice to carry significant inventories of product components, and this could magnify the impact of the loss of a supplier. If we are required to use a new source of materials or components, it could also result in unexpected manufacturing difficulties and could affect product performance and reliability.

Any failure to maintain and expand our third-party distribution relationships may limit our ability to penetrate markets for mobile communications products.

We market and sell our mobile communications products through an international network of independent retailers, chain stores and distributors, as well as to manufacturers of marine vessels and recreational vehicles. If we are unable to maintain or improve our distribution relationships, it could significantly limit our sales. In addition, our distribution partners may sell products of other companies, including competing products, and are generally not required to purchase minimum quantities of our products.

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

We have previously expanded our operations to pursue existing and potential market opportunities. This growth placed a strain on our personnel, management, financial and other resources. More recently, our mobile communications revenue has declined in response to economic conditions, weak consumer demand and other factors and our guidance and stabilization revenue has increased dramatically. If, in the future, we grow more rapidly than we anticipate and fail to manage that growth properly, we may incur unnecessary expenses, and the efficiency of our operations may decline. If we are unable to adjust our operating expenses on a timely basis in response to changes in revenue cycles, our results of operations may be harmed. To manage changes in our rate of growth effectively, we must, among other things:

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

Our success depends on the services of our executive officers.

Our future success depends to a significant degree on the skills and efforts of Martin Kits van Heyningen, our co-founder, President, Chief Executive Officer, and Chairman of the Board. If we lost the services of Mr. Kits van Heyningen, our business and operating results could be seriously harmed. We also depend on the ability of our other executive officers to work effectively as a team. None of our executive officers is bound by an employment agreement. The loss of one or more of our executive officers could impair our ability to manage our business effectively.

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

We have at times experienced significant fluctuations in our net sales and results of operations from one quarter to the next. Our future net sales and results of operations could vary significantly from quarter to quarter due to a number of factors, many of which are outside our control. Accordingly, you should not rely on quarter-to-quarter comparisons of our results of operations as an indication of future performance. It is possible that our net sales or results of operations in a quarter will fall below the expectations of securities analysts or investors. If this occurs, the market price of our common stock could fall significantly. Our results of operations in any quarter can fluctuate for many reasons, including:

•	changes in demand for our mobile communications products and guidance and stabilization products;

•	the timing and size of individual orders from military customers;

•	the mix of products we sell;

•	our ability to manufacture, test and deliver products in a timely and cost-effective manner, including the availability and timely delivery of components and subassemblies from our suppliers;

•	our success in winning competitions for orders;

•	the timing of new product introductions by us or our competitors;

•	expense incurred in pursuing acquisitions;

•	market and competitive pricing pressures;

•	general economic climate; and

•	seasonality of pleasure boat and recreational vehicle usage.

A large portion of our expenses, including expenses for network infrastructure, facilities, equipment, and personnel, are relatively fixed. Accordingly, if our net sales decline or do not grow as much as we anticipate, we might be unable to maintain or improve our operating margins. Any failure to achieve anticipated net sales could therefore significantly harm our operating results for a particular fiscal period.

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

Our stock price has historically been volatile. From November 1, 2008 to December 31, 2009, the trading price of our common stock ranged from $15.75 to $2.81. Many factors may cause the market price of our common stock to fluctuate, including:

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

The following table provides information about our facilities as of December 31, 2009.

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

Market Information. Our common stock trades on the NASDAQ Global Market under the symbol “KVHI”. The following table provides, for the periods indicated, the high and low sale prices for our common stock as reported on the NASDAQ Global Market.

	High	Low
Year Ended December 31, 2009:
First quarter	$6.07	$4.06
Second quarter	7.55	4.75
Third quarter	10.25	6.33
Fourth quarter	15.75	9.64
Year Ended December 31, 2008:
First quarter	$9.10	$6.69
Second quarter	10.19	7.26
Third quarter	10.00	7.25
Fourth quarter	9.25	2.81

Stockholders. As of March 5, 2010, we had 94 holders of record of our common stock. This number does not include stockholders for whom shares were held in a nominee or “street” name.

Dividends. We have never declared or paid cash dividends on our capital stock, and we do not plan to pay any cash dividends in the foreseeable future. We currently intend to retain any future earnings to finance our operations and future growth. In addition, the terms of our bank line of credit place restrictions on our ability to pay cash dividends on our common stock.

Issuer Purchases of Equity Securities. During the three months ended December 31, 2009, we repurchased our shares as described below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet be Purchased Under the Programs
October 1, 2009—October 31, 2009	—	—	—	798,676
November 1, 2009—November 30, 2009	—	—	—	798,676
December 1, 2009—December 31, 2009	—	—	—	798,676

Total	—	—	—	798,676

On November 26, 2008, our Board of Directors authorized a program to repurchase up to one million shares of our common stock. The repurchase program is funded using our existing cash, cash equivalents, marketable securities and future cash flows. Under the repurchase program, at management’s discretion, we may repurchase shares on the open market from time to time, in privately negotiated transactions or block transactions, or through an accelerated repurchase agreement. The timing of such repurchases depends on availability of shares, price, market conditions, alternative uses of capital, and applicable regulatory requirements. The program may be modified, suspended or terminated at any time without prior notice. The repurchase program has no expiration date. There were no other repurchase programs outstanding during the three months ended December 31, 2009, and no repurchase programs expired during the period.

During the year ended December 31, 2009, 8,790 vested restricted shares were surrendered in satisfaction of tax withholding obligations at an average price of $5.34 per share.

During the year ended December 31, 2009, we repurchased 123,044 shares of our common stock in open market transactions at a cost of approximately $0.6 million.

STOCK PERFORMANCE GRAPH

The following graph compares the performance of our cumulative stockholder return with that of the NASDAQ Composite Index, a broad equity market index, and the NASDAQ Telecommunications Index, a published industry index. The cumulative stockholder returns for shares of our common stock and for the market indices are calculated assuming $100 was invested on December 31, 2004. We paid no cash dividends during the periods shown. The performance of the market indices is shown on a total return (dividends reinvested) basis. Measurement points are the last trading days of the years ended December 2004, 2005, 2006, 2007, 2008 and 2009.

	Value of investments as of December 31,
	2004	2005	2006	2007	2008	2009
KVH Industries, Inc.	$100	$100	$108	$82	$53	$150
NASDAQ Composite	100	101	111	122	72	104
NASDAQ Telecommunications	100	93	119	129	74	109

ITEM 6.	Selected Financial Data

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

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Sales:
Product	$75,191	$69,941	$73,533	$70,748	$65,506
Service	13,869	12,463	7,382	8,225	5,752

Net sales	89,060	82,404	80,915	78,973	71,258
Costs and expenses:
Costs of product sales	46,552	42,552	44,892	42,494	37,847
Costs of service sales	10,198	6,130	3,557	4,674	3,740
Research and development	8,805	7,655	9,265	7,720	7,692
Sales, marketing and support	16,316	16,162	15,402	14,387	13,845
General and administrative	7,832	7,035	7,538	7,842	5,845

Total costs and expenses	89,703	79,534	80,654	77,117	68,969

(Loss) income from operations	(643)	2,870	261	1,856	2,289
Interest income	358	1,220	2,715	2,387	1,465
Interest expense	89	153	156	193	196
Other expense	20	231	77	26	338

(Loss) income before income taxes	(394)	3,706	2,743	4,024	3,220
Income tax (benefit) expense	(261)	648	244	350	289

Net (loss) income	$(133)	$3,058	$2,499	$3,674	$2,931

Per share information:
Net (loss) income per common share, basic and diluted	$(0.01)	$0.21	$0.17	$0.25	$0.20

Number of shares used in per share calculation:
Basic	13,996	14,373	14,964	14,787	14,571

Diluted	13,996	14,377	14,983	14,915	14,685

	December 31,
	2009	2008	2007	2006	2005
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$41,304	$42,660	$53,305	$54,739	$50,090
Working capital	60,690	58,222	67,696	67,122	61,613
Total assets	97,746	93,758	91,570	88,424	82,330
Long-term debt, excluding current portion	3,807	—	2,026	2,158	2,282
Total stockholders’ equity	81,600	79,069	80,770	77,795	71,363

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our mobile satellite business includes receive-only TracVision satellite TV systems, 2-way TracPhone satellite communications systems, and the mini-VSAT Broadband airtime service. Our TracVision mobile satellite TV systems enable mobile reception in vessels or vehicles of most leading satellite TV services, such as DIRECTV, DISH Network, and Bell TV in North America, and Astra and Eutelsat in Europe. In February 2008, we entered the aviation market with a development and production contract for a satellite TV antenna that is sold on an OEM basis by LiveTV. Our TracPhone satellite communications systems enable reception of Inmarsat L-band MSS services or our own mini-VSAT Broadband Ku-band FSS service, and are sold primarily to mariners. We sell our mobile satellite products and airtime services through our direct sales force and an extensive international network of independent sales representatives, distributors and retailers to leisure, commercial, and government customers.

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

The weakening of consumer demand, especially in the recreational vehicle market commencing in the second quarter of 2008, due in part to increased fuel prices, and the crisis of consumer confidence in the general economy during the second half of 2008 and throughout 2009 caused declines in demand for our land mobile products and our marine consumer products.

Our operating performance depends significantly on general economic conditions, which have worsened dramatically in recent periods. Net sales of our mobile communications products are largely generated by discretionary consumer spending, and demand for these products is likely to demonstrate slower growth or decline as a result of weak regional and global economic conditions. Consumer spending tends to decline during recessionary periods and may decline at other times. Consumers may choose not to purchase our mobile communications products due to a perception that they are luxury items. As global and regional economic conditions change, including the general level of interest rates, fluctuating oil prices and demand for durable consumer products, demand for our products could be materially and adversely affected. As a result of these and other factors, customers could slow or suspend spending on our products and services. We may also incur increased credit losses and need to further increase our allowance for doubtful accounts, which would have a negative impact on our earnings and financial condition. In 2009, we recorded an additional $0.8 million to our allowance for doubtful accounts. The increase was driven largely by the increase in revenue of our airtime services business and the financial deterioration of a few of our mobile communication product distributors. We cannot predict the timing, duration or ultimate impact of the current economic downturn. We expect our business to continue to be adversely impacted by this downturn.

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

We generate sales primarily from the sale of our mobile satellite systems and services and our guidance and stabilization products and services. The following table provides, for the periods indicated, our sales by industry category:

	Year Ended December 31,
	2009	2008	2007
	(in thousands)
Mobile communications	$49,587	$59,690	$60,651
Guidance and stabilization	39,473	22,714	20,264

Net sales	$89,060	$82,404	$80,915

Our mobile communications service sales include sales earned from product repairs, sales of satellite voice and Internet usage services, extended warranty sales and certain DIRECTV and DISH Network account referral fees earned in conjunction with the sale of our products. We provide, for a fee, third-party satellite voice and Internet airtime to our TracPhone and Internet customers who choose to activate their subscriptions with us. We also generate service sales from broadband Internet and VoIP service sold with our mini-VSAT product. Under current DIRECTV and DISH Network programs, we are eligible to receive a one-time subsidy for each DIRECTV receiver activated and a new mobile account activation fee from DIRECTV and DISH Network for each customer who activates their DIRECTV or DISH Network service directly through us. Our guidance and stabilization service sales include product repairs and engineering services provided under development contracts.

Our guidance and stabilization business is characterized by a small number of customers who place a small number of relatively large dollar value orders. In the years ended December 31, 2009, 2008 and 2007, our top four guidance and stabilization customers, most of whom are contractors to the U.S. government, accounted for 61%, 47% and 44%, respectively, of our net sales attributable to guidance and stabilization products and services, and 27%, 13% and 11%, respectively, of our total net sales for all products and services. Orders for our guidance and stabilization products typically vary in size and are sometimes in the range of several hundred thousand dollars to over one million dollars. Each order can have a significant impact on our sales, and because our guidance and stabilization products generally have higher gross margins than our mobile communications products, each order can have an impact on our profitability that is disproportionately large relative to the sales generated by the order. Moreover, customers of our guidance and stabilization products are predominantly government contractors that typically must adhere to lengthy procurement processes, which make the timing of individual orders difficult to predict and often result in long sales cycles. Government customers and their contractors can generally cancel orders for our products for convenience.

Net sales to Kongsberg accounted for approximately 15%, 5% and 0% of our net sales for the years ended December 31 2009, 2008 and 2007, respectively. In addition, net sales to a subcontractor to Kongsberg accounted for approximately 7%, 0% and 0% of our net sales for the years ended December 31, 2009, 2008 and 2007, respectively. The terms and conditions of sales to Kongsberg and the subcontractor to Kongsberg are consistent with our standard terms and conditions of product sales as discussed in note 1 of our consolidated financial statements. As of December 31, 2009, Kongsberg and the subcontractor to Kongsberg were current with all outstanding receivable balances. No other individual customer accounted for more than 10% of our net sales for the years ended December 31, 2009, 2008 and 2007, respectively.

We have historically derived a substantial portion of our revenue from sales to customers located outside the United States and Canada. The following table provides, for the periods indicated, sales to specified geographic regions:

	Year Ended December 31,
	2009	2008	2007
	(in thousands)
Originating from North American locations
United States	$49,941	$49,761	$59,264
Canada	3,465	3,107	1,408
Europe	19,644	6,558	2,699
Other	4,623	3,201	1,525

Total North America	77,673	62,627	64,896

Originating from European location
Europe	8,637	14,885	12,302
Other	2,750	4,892	3,717

Total Europe	11,387	19,777	16,019

Net sales	$89,060	$82,404	$80,915

See note 11 to our consolidated financial statements for more information on our geographic segments.

In addition to our internally funded research and development efforts, we also conduct research and development activities that are funded by our customers. These activities relate primarily to engineering activities including the research and development associated with our aviation antenna, engineering studies, surveys, prototype development, program management and standard product customization. In accordance with accounting principles generally accepted in the United States of America, we account for customer-funded research as service revenue, and we account for the associated research and development costs as costs of service and product sales. As a result, customer-funded research and development are not included in the research and development expense that we present in our statement of operations. The following table presents our total annual research and development effort, representing the sum of research costs of service and product sales and the operating expense of research and development as described in our statement of operations. Our management believes this information is useful because it provides a better understanding of our total expenditures on research and development activities.

	Year ended December 31,
	2009	2008	2007
	(in thousands)
Research and development expense presented on statement of operations	$8,805	$7,655	$9,265
Costs of customer-funded research and development included in costs of service sales	475	1,011	638
Costs of customer-funded research and development included in costs of product sales	801	—	—

Total expenditures on research and development activities	$10,081	$8,666	$9,903

In addition to the research and development expenses listed above, we have incurred a total of approximately $0.6 million and $3.2 million in research and development costs related to a long-term aviation antenna development and production agreement for the years ended December 31, 2009 and 2008, respectively. These research and development costs are reflected in other non-current assets, as we have a contractual right to recover these costs. See note 13 to our consolidated financial statements for further discussion.

As of December 31, 2009, we had approximately $41.3 million in cash, cash equivalents and marketable securities and an accumulated deficit of approximately $5.4 million.

Critical Accounting Policies and Significant Estimates

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

Satellite connectivity sales. Directly sold and re-sold satellite connectivity service for voice, data and Internet is recognized monthly based upon minutes or megabytes of traffic processed or contracted fixed fee schedules. Typically, all subscribers enter into a contracted one-year minimum service agreement. We record all satellite connectivity service sales to subscribers as gross sales, as we are the primary obligor in the contracted service arrangement. All associated regulatory service fees and costs are recorded net in our consolidated financial statements. The accounting estimates related to the recognition of satellite connectivity service sales in our results of operations require us to make assumptions about future billing adjustments for disputes with subscribers as well as unauthorized usage.

See note 10 to our consolidated financial statements for disclosures associated with our significant customers.

Accounts Receivable Allowance

Our estimate of allowance for doubtful accounts related to trade receivables is primarily based on specific and historical criteria. We evaluate specific accounts where we have information that the customer may have an inability to meet its financial obligations. We make judgments, based on facts and circumstances, regarding the need to record a specific reserve for that customer against amounts owed to reduce the receivable to the amount that we expect to collect. We also provide for a reserve based on an aging analysis of our accounts receivable. We evaluate these reserves on a monthly basis and adjust them as we receive additional information that impacts the amount reserved. If circumstances change, we could change our estimates of the recoverability of amounts owed to us by a material amount.

In 2009, we recorded an additional $0.8 million to our allowance for doubtful accounts. The increase was driven largely by the increase in revenue of our airtime services business and the financial deterioration of a few of our mobile communications product distributors. The current economic downturn could continue to adversely impact the financial condition of our customers, which could result in further increases in our allowance for doubtful accounts and have a negative impact on our results of operations.

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

In 2009, we recorded an additional $1.3 million in inventory reserves in order to reflect its net unrealizable value, due in part to weak consumer demand. However, if our future inventory reduction and rebalancing efforts are unsuccessful or take an extended period of time, we may have to consider additional, more sizeable inventory reserves or write-downs to address potential excess and obsolete inventory, and our gross margins may fall below historical levels, which would adversely affect our financial results.

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

In assessing the realizability of our deferred tax assets, we considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends upon the generation of future taxable income during the periods in which those temporary differences become deductible. As of December 31, 2009 and 2008, we have recorded a valuation allowance against a portion of our deferred tax assets because we believe that, after considering all of the available objective evidence, including available tax planning strategies, historical and prospective results of operations, with greater weight given to historical evidence, it is more likely than not that a portion of the assets will not be realized. The amount of valuation allowance was approximately $6.9 million as of December 31, 2009. Should we generate net income in 2010 and project net income for 2011 and beyond, we may determine, after considering all available objective evidence, that it is more likely than not that all or a portion of our net deferred tax assets would be realized. Should that determination be made, we would reverse all or a portion of our deferred tax asset valuation allowance at such time and recognize a reduction of income tax expense (as of December 31, 2009 the amount of any reduction which would impact income tax expense was approximately $5.1 million). In addition, as a portion of our deferred tax assets was generated from excess tax deductions from share-based payment awards, pursuant to ASC 718, Compensation—Stock Compensation, a portion of such valuation allowance reversal would be recorded to additional paid-in capital when the deduction reduces taxes payable (as of December 31, 2009 such amount would have been $1.8 million).

Our tax planning strategy provides a basis for the realization of a portion of our total domestic deferred tax assets as of December 31, 2009 and 2008. Specifically, as of December 31, 2009 and 2008, we had approximately $3.3 million of U.S. net deferred tax assets, which consist of federal net operating loss carry-forwards available to offset future taxable income. Our strategy to utilize these assets is based upon our ability to sell our property located in Middletown, Rhode Island for the express purpose of generating taxable income to utilize these loss carry-forwards before they expire. This tax strategy is not an action that we ordinarily would take, but would take, if necessary, to realize tax benefits prior to expiration. The U.S. net deferred tax assets as of December 31, 2009 of approximately $3.3 million are derived from our estimate that the property sale would generate net taxable gains, should we decide to execute on our strategy to utilize the benefit of our net deferred tax assets. Because the realizable value of our net deferred tax assets is derived from the fair market valuation of the Middletown property, future tax expense and/or benefit are highly correlated to changes in property values in Rhode Island.

Warranty Provision

We typically offer a one to two year warranty for all of our base products. We provide for the estimated cost of product warranties at the time product revenue is recognized. Factors that affect our warranty reserves include the number of units sold, historical and anticipated rates of warranty repairs and the cost per repair. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers, our estimated warranty obligation is affected by ongoing product failure rates, specific product class failures outside our baseline experience, material usage and service delivery costs incurred in correcting a product failure. If actual product failure rates, material usage or service delivery costs differ from our estimates, revisions to the estimated warranty liability would be required. Assumptions and historical warranty experience are evaluated to determine the appropriateness of such assumptions. We assess the adequacy of the warranty provision on a quarterly basis and we may adjust this provision if necessary.

Results of Operations

The following table provides, for the periods indicated, certain financial data expressed as a percentage of net sales:

	Year Ended December 31,
	2009	2008	2007
Sales:
Product	84.4%	84.9%	90.9%
Service	15.6	15.1	9.1

Net sales	100.0	100.0	100.0
Costs and expenses:
Costs of product sales	52.3	51.6	55.5
Costs of service sales	11.5	7.5	4.4
Research and development	9.8	9.3	11.5
Sales, marketing and support	18.3	19.6	19.0
General and administrative	8.8	8.5	9.3

Total costs and expenses	100.7	96.5	99.7

(Loss) income from operations	(0.7)	3.5	0.3
Interest income	0.4	1.5	3.4
Interest expense	0.1	0.2	0.2
Other expense	0.0	0.3	0.1

(Loss) income before income taxes	(0.4)	4.5	3.4
Income tax (benefit) expense	(0.3)	0.8	0.3

Net (loss) income	(0.1)%	3.7%	3.1%

Years ended December 31, 2009 and 2008

Net Sales

Product sales increased in 2009 by $5.3 million, or 8%, to $75.2 million from $69.9 million in 2008. The primary reason for the increase was a $19.1 million, or 103%, increase in sales of our guidance and stabilization products. Specifically, sales of our FOG products increased $19.9 million, or 215%, driven largely by increased sales in support of remotely operated weapons station programs. Although our expectation is that FOG product sales will continue to increase in 2010 in support of various customer programs, including remotely operated weapons stations, we do not expect such a level of growth rate to continue. Partially offsetting the guidance and stabilization product sales increase was a $0.8 million decrease in sales related to our legacy navigation and TACNAV products. Further offsetting the increase in total product sales was a decrease in sales of our marine products of $12.1 million, or 29%. This decrease was primarily the result of decreases in the sales of our marine consumer products, including the TracVision M-series satellite television products and Inmarsat-compatible TracPhone products. This was partially offset by a modest increase in our TracPhone V7 product sales from increased sales to commercial customers, with decreased sales to leisure customers due primarily to weak consumer economic conditions. In addition, sales of our land mobile products decreased by $5.4 million, or 52%. The decline in mobile communications product sales was greater in North America, where sales decreased $11.4 million, or 34%, whereas mobile communications product sales originating from our Danish subsidiary decreased only $2.5 million, or 14%.

The weakening of consumer demand, especially in the recreational vehicle market commencing in the second quarter of 2008, due in part to increased fuel prices, and the crisis of consumer confidence in the general economy during the second half of 2008 and throughout 2009 caused declines in demand for our land mobile products and our marine consumer products.

Our operating performance depends significantly on general economic conditions, which have worsened dramatically in recent periods. Net sales of our mobile communications products are largely generated by discretionary consumer spending, and demand for these products is likely to demonstrate slower growth or decline as a result of weak regional and global economic conditions. Consumer spending tends to decline during recessionary periods and may decline at other times. Consumers may choose not to purchase our mobile communications products due to a perception that they are luxury items. As global and regional economic conditions change, including the general level of interest rates, fluctuating oil prices and demand for durable consumer products, demand for our products could be materially and adversely affected. As a result of these and other factors, customers could slow or suspend spending on our products and services. We may also incur increased credit losses and need to further increase our allowance for doubtful accounts, which would have a negative impact on our earnings and financial condition. In 2009, we recorded an additional $0.8 million to our allowance for doubtful accounts. The increase was driven largely by the increase in revenue of our airtime services business and the financial deterioration of a few of our mobile communication product distributors. We cannot predict the timing, duration or ultimate impact of the current economic downturn. We expect our business to continue to be adversely impacted by this downturn.

Governments are also experiencing significant declines in tax receipts, which may cause them to curtail spending significantly or reallocate funds away from defense programs. There can be no assurances that government responses to the disruptions in the economy will remedy these problems.

Service sales increased in 2009 by $1.4 million, or 11%, to $13.9 million from $12.5 million in 2008. The primary reason for the increase was a $4.7 million increase in airtime sales for our mini-VSAT Broadband service that we launched in the fourth quarter of 2007, which was partially offset by a decline in service repair sales, contracted engineering service sales, and Inmarsat airtime sales of $3.1 million. The decrease in service repair sales was driven by a reduction in guidance and stabilization repair service of navigation products for military vehicles. The decrease in contracted engineering service sales is attributed to our decision to concentrate our engineering efforts on initiatives associated with our global roll-out of the mini-VSAT network and our FOG products and de-emphasize non-strategic engineering services requested by customers. The decrease in Inmarsat service sales is primarily related to our success in transitioning Inmarsat customers to our mini-VSAT Broadband service in 2009 and to the overall decline in consumer demand. Service margins will be under pressure throughout 2010, potentially showing some unfavorable variability quarter to quarter due to changes in mix of type of service. As we complete the global roll-out of the mini-VSAT network during the first half of 2010, assuming mini-VSAT sales continue to grow as a percentage of total service sales, we expect to see some improvement in these margins during the second half of 2010.

Costs of Sales

Our costs of product sales consist primarily of direct labor, materials and manufacturing overhead used to produce our products. Costs of product sales in 2009 increased by $4.0 million, or 9%, to $46.6 million from $42.6 million in 2008. On a percentage basis, the 9% increase in our cost of product sales was largely consistent with the 8% increase in net product sales in 2009 from 2008. The primary reason for the increase was the increase in unit sales of higher priced FOG products, which was partially offset by a decline in unit sales of mobile communications products and a shift in the sales mix of mobile communications products towards lower priced marine products.

Our costs of service sales consist primarily of direct network service labor, service network overhead and depreciation expense associated with our mini-VSAT Broadband network infrastructure, Inmarsat service costs, service material and direct labor associated with non-warranty product repairs, as well as engineering and related direct costs associated with customer-funded research and development. Costs of service sales increased by $4.1 million, or 66%, to $10.2 million in 2009 from $6.1 million in 2008. The primary reason for the increase was a $5.1 million increase in airtime costs of sales for our mini-VSAT Broadband service that we launched in the fourth quarter of 2007, which was partially offset by a $0.9 million decline in costs related to service repair sales and contracted engineering service sales. The decrease in costs related to service repair sales was driven by a reduction in guidance and stabilization repair service of navigation products for military vehicles. The decrease in contracted engineering service costs is attributed to our decision to concentrate our engineering efforts on initiatives associated with our global roll-out of the mini-VSAT network and our FOG products.

Gross margin from product sales decreased in 2009 to 38% from 39% in 2008. The deterioration in our gross margin from product sales was attributable to under-utilization of our production capacity earlier in 2009 due to reduced unit sales of mobile communications products, a higher level of price discounts to maintain our competitive position in the mobile communications marketplace and a $1.2 million increase in our inventory reserves primarily related to certain military components and the introduction of new mobile communications products. Partially offsetting the decrease was a $19.9 million, or 215%, increase in FOG product sales, which typically have a relatively higher gross margin than sales of our mobile communications products.

Gross margin from service sales decreased in 2009 to 26% from 51% in 2008. The deterioration in our gross margin from service sales was primarily attributable to increased costs related to the build out and operations of the network and support infrastructure for our mini-VSAT Broadband service.

Operating Expenses

Sales, marketing and support expense consists primarily of salaries and related expenses for sales and marketing personnel, commissions for both in-house and third-party representatives, other sales and marketing support costs such as advertising, literature and promotional materials, product service personnel and support costs, warranty-related costs and bad debt expense. Sales, marketing and support expense also includes the operating expenses of our wholly owned subsidiary in Denmark. Sales, marketing and support expense in 2009 increased by $0.2 million, or 1%, to $16.3 million from $16.2 million in 2008. As a percentage of sales, sales, marketing and support expense decreased in 2009 to 18% from 20% in 2008. The primary reason for the expense increase in 2009 was a $0.6 million increase in commission expense as a result of the increase in mini-VSAT Broadband service sales discussed above. Also contributing to the increase was a $0.6 million increase in bad debt expense. Partially offsetting the increase was a $0.8 million decrease in warranty and service-related expenses and a $0.3 million decrease in sales, marketing and support expense related to our Danish subsidiary. Contributing to the decrease in sales, marketing and support expense of our Danish subsidiary was a 5% decrease in the average valuation of the Danish Krone versus the U.S. dollar year-over-year.

Research and development expense consists of direct labor, materials, external consultants and related overhead costs that support our internally funded product development and product sustaining engineering activities. All research and development costs are expensed as incurred, excluding the aviation antenna development costs related to the development project for LiveTV, which are capitalized, as we have a contractual right to recover such costs (see note 13 to the consolidated financial statements). Research and development expense in 2009 increased by $1.2 million, or 15%, to $8.8 million from $7.7 million in 2008. As a percentage of sales, research and development expense increased in 2009 to 10% from 9% in 2008. The primary reason for the increase in 2009 expense was the core completion of the development project for the DIRECTV-compatible satellite television antenna sold to LiveTV to be used on narrowbody commercial aircraft. The project was substantially complete in the second quarter of 2009 and resulted in a $1.4 million decrease in the capitalization of aviation antenna development costs associated with engineering labor and overhead (see note 13 to the consolidated financial statements) year-over-year and a corresponding increase in research and development expense.

General and administrative expense consists of costs attributable to management, finance and accounting, information technology, human resources, certain outside professional services and other administrative costs. General and administrative expense in 2009 increased by $0.8 million, or 11%, to $7.8 million from $7.0 million in 2008. The primary reason for the expense increase in 2009 was a $0.3 million increase in legal and consulting fees associated with licensing arrangements in connection with the global expansion of our mini-VSAT Broadband satellite communication service and information technology initiatives. Also contributing to the increase was an increase in general and administrative related employee compensation of $0.3 million for performance based incentive compensation. As a percentage of sales, general and administrative expense remained fairly consistent on a year-over-year basis at 9%.

Interest Income and Other Expense

Interest income and other expense decreased by $0.6 million to $0.2 million in 2009 from $0.8 million in 2008. The primary reason for the decrease was a $0.9 million decrease in interest income in the 2009 period resulting from lower interest rates and a lower average amount of cash, cash equivalents and marketable securities invested in 2009. Partially offsetting the decrease was a $0.2 million decrease in losses related to foreign currency exchange contracts.

Income Tax (Benefit) Expense

Income tax expense decreased by $0.9 million to a benefit of $0.3 million in 2009 from a provision of $0.6 million in 2008. Our effective tax rate was (66.2%) in 2009 compared to 17.5% in 2008. The primary reason for the decrease in 2009 was our $0.4 million pre-tax loss versus a net profit in 2008. Also contributing to the decrease was a decrease of $0.2 million in federal income tax expense resulting from an adjustment recorded to reconcile our previously recorded estimates of federal income tax expense to our 2008 federal income tax return that was completed and filed in June 2009 and a $0.2 million federal income tax benefit recorded in 2009 from the monetization of research and development tax credits. We expect that substantially all of our 2010 taxable income generated from our U.S. operations, if any, will be offset by federal net operating losses or tax credits generated by us in prior years. Accordingly, we expect that any tax expense generated by our U.S. operations in 2010 will be made up primarily of federal alternative minimum tax and to a lesser extent certain state tax expense. Taxable income generated by our subsidiary in Denmark will be subject to taxation at the Danish statutory rates as we have no net operating loss carry-forwards or tax credits available to offset current or future taxable income in that jurisdiction.

We regularly evaluate our valuation allowance recorded against our net deferred tax assets. Should we generate net income in 2010 and project net income for 2011 and beyond, we may determine, after considering all available evidence, that it is more likely than not that all or some additional portion of our net deferred tax assets would be realized. Should that determination be made, we would reverse all or a portion of the valuation allowance at such time and recognize a reduction of income tax expense (as of December 31, 2009, the maximum amount of reduction which could impact income tax expense totaled approximately $5.0 million). In addition, as a portion of our deferred tax assets were generated from excess tax deductions from share-based payment awards, pursuant to ASC 718, Compensation-Stock Compensation, a portion of any such valuation allowance reversal would be recorded to additional paid-in capital when the deduction reduces tax payable (as of December 31, 2009, such amount would total approximately $1.9 million).

Years ended December 31, 2008 and 2007

Net Sales

Product sales decreased in 2008 by $3.6 million, or 5%, to $69.9 million from $73.5 million in 2007. The primary reason for the decrease was a decrease in sales of our land mobile products of $8.2 million, or 46%, driven by decreased recreational vehicle sales, resulting from increased fuel prices and challenging consumer credit markets. Partially offsetting the decrease was an increase in sales of our marine products of $4.0 million, or 11%, driven primarily by demand for our TracPhone V7 product that we launched in the fourth quarter of 2007 and, to a lesser extent, sales of Inmarsat-compatible TracPhone products. Mobile communications product sales originating from our Danish subsidiary increased $2.6 million, or 17%, from 2007 to 2008. Contributing to the sales increase were favorable currency rate fluctuations between the Euro and the U.S. dollar. Mobile communications product sales originating from North America decreased $6.8 million, or 17%, from 2007 to 2008.

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

Costs of Sales

Our costs of sales consist of direct labor, materials and manufacturing overhead used to produce our products as well as engineering and related direct costs associated with customer-funded research and development. Costs of sales in 2008 increased $0.3 million, or 1%, to $48.7 million from $48.4 million in 2007. On a percentage basis, the 5% decrease in our costs of product sales was consistent with the decrease in net product sales in 2008 from 2007. Partially offsetting the decrease in costs of product sales was a $2.6 million, or 72% increase in our costs of service sales in 2008 from 2007. This increase was driven largely by an increase in airtime service sales, specifically in relation to our mini-VSAT Broadband service that we launched in the fourth quarter of 2007. Our net service sales provide relatively higher gross margins than our net product sales.

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

Income Tax Expense

In 2008, we recorded an income tax provision of approximately $0.6 million. The primary component of the provision was foreign income tax expense of approximately $0.5 million as a result of income generated from our wholly owned subsidiary in Denmark.

In 2007, we recorded an income tax provision of approximately $0.2 million. The primary component of the provision was foreign income tax expense of approximately $0.2 million as a result of income generated from our wholly owned subsidiary in Denmark.

The increase in tax expense of approximately $0.4 million was driven primarily by an increase of $0.9 million in pre-tax income from our Danish subsidiary. Also contributing to the increase was a $0.1 million federal income tax benefit recorded in 2007 to reconcile our federal income tax expense to our 2006 federal income tax return, which was completed and filed in September 2007.

For 2008 and 2007, we generated net income of $3.1 million and $2.5 million, respectively. In assessing the realizability of our deferred tax assets, we considered whether it was more likely than not that some portion or all of the deferred tax assets would not be realized. The ultimate realization of deferred tax assets depends upon the generation of future taxable income during the periods in which those temporary differences become deductible. As of December 31, 2008 and 2007, we recorded a valuation allowance against a portion of our deferred tax assets because we believed that, after considering all of the available objective evidence, including available tax planning strategies, historical and prospective results of operations, with greater weight given to historical evidence, it was more likely than not that a portion of the asset will not be realized. The amount of valuation allowance was approximately $4.1 million as of December 31, 2008.

Liquidity and Capital Resources

We have historically funded our operations primarily from cash flows from operations, net proceeds from public and private equity offerings, bank financings and proceeds received from exercises of stock options. As of December 31, 2009, we had $41.3 million in cash, cash equivalents and marketable securities and $60.7 million in working capital.

Net cash provided by operations for 2009 was $0.9 million as compared to net cash used in operations of $1.0 million for 2008. The increase is primarily due to an $8.3 million decrease in cash outflows related to decreased inventory levels, a decrease in cash outflows of approximately $1.9 million related to other non-current assets, consisting primarily of a reduction in capitalized development costs related to our aviation antenna program, a $0.5 million increase in cash inflows related to deferred revenue, consisting primarily of increased customer advances for marine airtime services, and an increase in cash inflows of approximately $0.9 million related to other long-term liabilities, consisting primarily of a $0.8 million customer advance related to our aviation antenna program. This decrease in cash outflows was partially offset by a decrease in net income of approximately $3.2 million, a $5.1 million increase in cash outflows related to accounts payable and accrued expenses, an increase in cash outflows of approximately $1.3 million attributable to changes in accounts receivable and an increase in cash outflows of approximately $1.1 million related to prepaid expenses and other current assets.

Net cash used in investing activities for 2009 was $3.0 million as compared to net cash provided by investing activities of $0.3 million for 2008. The increase in cash outflows is primarily due to a $1.9 million increase in capital expenditures. The increase in capital expenditures was due primarily to our initiative for the global expansion of our mini-VSAT Broadband satellite communication products and service. Partially offsetting this increase in cash outflows was a decrease of approximately $1.3 million in our net investment in marketable securities.

Net cash provided by financing activities for 2008 was $2.9 million as compared to net cash used in financing activities of $6.6 million for 2008. The increase is primarily due to a $4.0 million mortgage loan entered into in 2009, partially offset by a $2.0 million balloon payment to pay off our former mortgage loan. Also contributing to the increase in net cash provided by financing activities was a $6.1 million decrease in repurchases of common stock in 2009 and a $1.4 million increase in proceeds from the exercise of stock options.

On April 6, 2009, we entered into a mortgage loan in the amount of $4.0 million related to our headquarters facility in Middletown, Rhode Island. The loan term is 10 years, with a principal amortization of 20 years, and the interest rate will be a rate per year adjusted periodically based on a defined interest period equal to the BBA LIBOR Rate plus 2.25 percentage points. Land, building and improvements with an approximate carrying value of $5.1 million as of December 31, 2009 secure the mortgage loan. The monthly mortgage payment is approximately $9,400 plus interest and increases in increments of approximately $600 each year throughout the life of the mortgage. Due to the difference in the term of the loan and amortization of the principal, a balloon payment of $2.6 million is due on April 1, 2019. The loan contains one financial covenant, a Fixed Charge Coverage Ratio, which applies in the event that our consolidated cash, cash equivalents and marketable securities balance falls below $25.0 million at any time. As our consolidated cash, cash equivalents and marketable securities balance was above $25.0 million throughout 2009, the Fixed Charge Coverage Ratio did not apply. Under the mortgage loan we may prepay our outstanding loan balance subject to certain early termination charges as defined in the mortgage loan agreement. If we were to default on our mortgage loan, the land, building and improvements would be used as collateral.

Currently, we have a revolving loan agreement with a bank that provides for a maximum available credit of $15.0 million and will expire on December 31, 2011. We pay interest on any outstanding amounts at a rate equal to, at our option, BBA LIBOR Daily Floating Rate plus 1.75%, or the Eurodollar Rate plus 1.75%. The line of credit contains two financial covenants, a Leverage Ratio and a Fixed Charge Coverage Ratio, that apply in the event that our consolidated cash, cash equivalents and marketable securities balance falls below $25.0 million at any time. As our consolidated cash, cash equivalents and marketable securities balance was above $25.0 million throughout 2009, the Leverage Ratio and Fixed Charge Coverage Ratio did not apply. We may terminate the loan agreement prior to its full term without penalty, provided we give 30 days advance written notice to the bank. As of December 31, 2009, no borrowings were outstanding under the facility.

On November 26, 2008, our Board of Directors authorized a program to repurchase up to one million shares of our common stock. The share repurchase program is funded using our existing cash, cash equivalents, marketable securities and future cash flows. We repurchased 123,044 shares of our common stock in the year ended December 31, 2009 under the program at a cost of approximately $0.6 million.

On September 25, 2008, we entered into a ten-year agreement with ViaSat, Inc. to begin a global expansion of our mini-VSAT Broadband satellite communication service, including an initial purchase of three new regional satellite hubs. In 2008, we entered into an agreement to lease satellite capacity in order to provide coverage in the Pacific Ocean. In 2009, we also entered into several agreements with various satellite owners in order to provide satellite coverage to North American, Caribbean, African, Asia-Pacific, Indian Ocean, Australian and New Zealand waters. In addition to these agreements, as part of the coverage expansion, we plan to seek to acquire additional satellite capacity from Ku-band satellite operators, expend funds to seek regulatory approvals and permits, develop product enhancements in anticipation of the expansion and hire additional personnel. We anticipate these costs will be funded by cash, cash equivalents and marketable securities on hand, as well as cash flows from operations.

We believe that the $41.3 million we hold in cash, cash equivalents and marketable securities, together with our other existing working capital and cash flows from operations, will be adequate to meet planned operating and capital requirements through at least the next twelve months. However, as the need or opportunity arises, we may seek to raise additional capital through public or private sales of securities or through additional debt financing. There are no assurances that we will be able to obtain any additional funding or that such funding will be available on terms acceptable to us.

Contractual Obligations and Other Commercial Commitments

As of December 31, 2009, our contractual commitments consisted of a mortgage note payable, near-term purchase commitments, facility, equipment, and satellite service capacity leases. Our purchase commitments include unconditional purchase orders for inventory, manufacturing materials and fixed assets extending out over various periods throughout 2010. We are also obligated under multi-year facility leases and satellite service capacity leases that terminate at various times between 2011 and 2014.

The following table summarizes our obligations under these commitments, excluding interest, at December 31, 2009:

	Payment Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Mortgage note payable	$3,925	$117	$255	$284	$3,269
Inventory and fixed asset purchase commitments	20,273	20,273	—	—	—
Facility lease obligations	2,142	628	1,049	465	—
Equipment and satellite service capacity lease obligations	14,667	4,666	6,164	3,837

Total	$41,007	$25,684	$7,468	$4,586	$3,269

As of December 31, 2009, we had a standby letter of credit in the amount of approximately $0.2 million outstanding in support of a customer deposit. We had not entered into any other off-balance sheet commitments, guarantees, or standby repurchase obligations as of December 31, 2009.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board, or FASB, issued new accounting guidance which amends the evaluation criteria to identify the primary beneficiary of a variable interest entity, or VIE, and requires ongoing reassessment of whether an enterprise is the primary beneficiary of the VIE. The new guidance significantly changes the consolidation rules for VIEs including the consolidation of common structures, such as joint ventures, equity method investments and collaboration arrangements. The guidance is applicable to all new and existing VIEs. The provisions of this new accounting guidance is effective for interim and annual reporting periods beginning after November 15, 2009 and will become effective for us beginning in the first quarter of 2010. We do not expect the adoption of this guidance will have a material impact on our financial position or results of operations.

In July 2009, we adopted the new Accounting Standards Codification, or ASC, as issued by the FASB. The ASC has become the source of authoritative U.S. generally accepted accounting principles, or GAAP, recognized by the FASB to be applied by nongovernmental entities. The ASC is not intended to change or alter existing GAAP. The adoption of the ASC did not have a material impact on our financial position or results of operations.

In October 2009, the FASB issued new accounting guidance related to revenue recognition for arrangements with multiple deliverables. This guidance eliminates the residual method of allocation and requires the relative selling price method when allocating deliverables of a multiple deliverable revenue arrangement. The determination of the selling price for each deliverable requires the use of a hierarchy designed to maximize the use of available objective evidence including, vendor specific objective evidence, third party evidence of selling price, or estimated selling price. The guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, and must be adopted in the same period using the same transition method. If adoption is elected in a period other than the beginning of a fiscal year, the amendments in these standards must be applied retrospectively to the beginning of the fiscal year. Full retrospective application of these amendments to prior fiscal years is optional. Early adoption of these standards may be elected. We do not expect the adoption of this guidance will have a material impact on our financial position or results of operations.

In October 2009, the FASB issued new accounting guidance related to certain revenue arrangements that include software elements. Previously, companies that sold tangible products with “more than incidental” software were required to apply software revenue recognition guidance. This guidance often delayed revenue recognition for the delivery of the tangible product. Under the new guidance, tangible products that have software components that are “essential to the functionality” of the tangible product will be excluded from the software revenue recognition guidance. The new guidance will include factors to help companies determine what is “essential to the functionality.” Software-enabled products will now be subject to other revenue guidance and will likely follow the guidance for multiple element arrangements issued by the FASB in October 2009. The new guidance is to be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted. If a vendor elects earlier application and the first reporting period of adoption is not the first reporting period in the vendor’s fiscal year, the guidance must be applied through retrospective application from the beginning of the vendor’s fiscal year and the vendor must disclose the effect of the change to those previously reported periods. We do not expect the adoption of this guidance will have a material impact on our financial position or results of operations.

ITEM 7A.	Quantitative and Qualitative Disclosure About Market Risk

Our primary market risk exposure is in the area of foreign currency exchange risk. We are exposed to currency exchange rate fluctuations related to our subsidiary operations in Denmark. Certain transactions in Denmark are made in the Danish Krone or Euro, yet reported in the U.S. dollar, the functional currency. For foreign currency exposures existing at December 31, 2009, a 10% unfavorable movement in the foreign exchange rates for our subsidiary location would not expose us to material losses in earnings or cash flows.

From time to time, we purchase foreign currency forward exchange contracts generally having durations of no more than five months. These forward exchange contracts are intended to offset the impact of exchange rate fluctuations on cash flows of our foreign subsidiary. Forward exchange contracts are accounted for as cash flow hedges and are recorded on the balance sheet at fair value until executed. Changes in the fair value are recognized in earnings. We did not enter into any such contracts during the year ended December 31, 2009.

The primary objective of our investment activities is to preserve principal and maintain liquidity, while at the same time maximize income. We have not entered into any instruments for trading purposes. Some of the securities that we invest in may have market risk. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities that can include commercial paper, United States treasuries, certificates of deposit, investment grade asset-backed corporate securities, money market mutual funds and government agency and non-government debt securities. As of December 31, 2009, a hypothetical 100 basis-point increase in interest rates would result in an immaterial decrease in the fair value of our investments that have maturities of greater than one year. Due to the conservative nature of our investments and the relatively short duration of their maturities, we believe interest rate risk is substantially mitigated. As of December 31, 2009, 72% of the $35.4 million classified as available-for-sale marketable securities will mature or reset within one year. Accordingly, long-term interest rate risk is not considered material. We do not hold any financial instruments denominated in foreign currencies as of December 31, 2009.

To the extent that we borrow against our variable-rate credit facility, we will be subject to interest rate risk. There were no borrowings outstanding at December 31, 2009.

Effective April 1, 2010, in order to reduce the volatility of cash outflows that arise from changes in interest rates, we have entered into two interest rate swap agreements. These interest rate swap agreements are intended to hedge our mortgage loan related to our headquarters facility in Middletown, Rhode Island by fixing the interest rates specified in the mortgage loan to 5.91% for half of the principal amount outstanding and 6.07% for the remaining half of the principal amount outstanding as of April 1, 2010 until the mortgage loan expires on April 16, 2019.

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

Under the supervision and with the participation of our CEO and CFO, our management has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2009.

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

Under the supervision and with the participation of our CEO and CFO, our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2009 and concluded that it is effective.

Our independent registered public accounting firm, KPMG LLP, has issued an audit report regarding the effectiveness of our internal control over financial reporting as of December 31, 2009, and that report is included below.

Evaluation of Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of our CEO and CFO, our management has evaluated changes in our internal control over financial reporting that occurred during the fourth quarter of 2009. Based on that evaluation, our CEO and CFO did not identify any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None.

PART III

We have omitted the information required in Part III of this annual report because we intend to include that information in our definitive proxy statement for our 2010 annual meeting of stockholders, which we expect to file before 120 days after the end of fiscal 2009. We incorporate that information in this annual report by reference to our 2010 proxy statement.

ITEM 10.	Directors, Executive Officers and Corporate Governance

Information in our 2010 proxy statement under the captions “Directors and Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Board of Directors and Committees of the Board” is incorporated by reference.

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

Information in our 2010 proxy statement under the captions “Compensation of Directors and Executive Officers,” “Compensation Committee Report,” “Equity Compensation Plans” and “Board of Directors and Committees of the Board” is incorporated by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information in our 2010 proxy statement under the captions “Equity Compensation Plans” and “Security Ownership of Certain Beneficial Owners and Management” is incorporated by reference.

ITEM 13.	Certain Relationships and Related Transactions and Director Independence

Information in our 2010 proxy under the caption “Board of Directors and Committees of the Board” is incorporated by reference.

ITEM 14.	Principal Accountant Fees and Services

Information in our 2010 proxy statement under the caption “Principal Accountant Fees and Services” is incorporated by reference.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

3.	Exhibits

Exhibit No.	Description	Filed with this Form 10-K	Incorporated by Reference
			Form	Filing Date	Exhibit No.
3.1	Amended and Restated Certificate of Incorporation		S-1	February 16, 1996	3.3
3.2	Certificate of Amendment of Certificate of Incorporation		S-3	November 26, 2003	4.2
3.3	Amended, Restated and Corrected Bylaws of KVH Industries, Inc.		8-K	July 31, 2007	3
4.1	Specimen certificate for the common stock		S-1/A	March 22, 1996	4.1
*10.1	Amended and Restated 1996 Incentive and Nonqualified Stock Option Plan		8-K	July 31, 2007	10.3
*10.2	Amended and Restated 1996 Employee Stock Purchase Plan		DEF 14A	April 24, 2006	App. B
*10.3	Second Amended and Restated 2003 Incentive and Nonqualified Stock Option Plan		10-Q	May 6, 2009	10.21
*10.4	Second Amended and Restated 2006 Stock Incentive Plan		10-Q	May 6, 2009	10.22
*10.5	Form of Nonqualified Stock Option agreement granted under the Amended and Restated 1996 Incentive and Nonqualified Stock Option Plan		10-K	March 15, 2005	10.12
*10.6	Form of Incentive Stock Option agreement granted under the Amended and Restated 1996 Incentive and Nonqualified Stock Option Plan		10-K	March 15, 2005	10.13
*10.7	Form of Nonqualified Stock Option agreement granted under the Second Amended and Restated 2003 Incentive and Nonqualified Stock Option Plan		10-K	March 15, 2005	10.14
*10.8	Form of Incentive Stock Option agreement granted under the Second Amended and Restated 2003 Incentive and Nonqualified Stock Option Plan		10-K	March 15, 2005	10.15
*10.9	Form of Incentive Stock Option agreement granted under the Second Amended and Restated 2006 Stock Incentive Plan		8-K	August 28, 2006	10.1
*10.10	Form of Non-Statutory Stock Option agreement granted under the Second Amended and Restated 2006 Stock Incentive Plan		8-K	August 28, 2006	10.2
*10.11	Form of Restricted Stock Agreement granted under the Second Amended and Restated 2006 Stock Incentive Plan		8-K	August 16, 2007	10.1
*10.12	Policy Regarding Automatic Grants to Non-Employee Directors		10-Q	May 6, 2009	10.23
10.13	Amended and Restated Credit and Security Agreement dated July 17, 2003 with Fleet Capital Corporation		8-K	July 18, 2003	99.1

Exhibit No.	Description	Filed with this Form 10-K	Incorporated by Reference
			Form	Filing Date	Exhibit No.
10.14	Assignment and Assumption and Amendment and Note Modification Agreement, dated July 17, 2006 by and among KVH Industries, Inc., Banc of America Leasing & Capital, LLC (successor-by-merger to Fleet Capital Corporation) (“assignor”), and Bank of America, N.A. (successor-by-merger to Fleet National Bank) (“assignee”)		8-K	July 20, 2006	10.1
10.15	Second Amendment and Note Modification Agreement, dated December 28, 2006 by and among KVH Industries, Inc., and Bank of America, N.A.		8-K	January 3, 2007	10.1
10.16	Third Amendment and Note Modification Agreement, dated August 20, 2007 by and among KVH Industries, Inc., and Bank of America, N.A.	X
10.17	Fourth Amendment and Note Modification Agreement, dated December 31, 2008 by and among KVH Industries, Inc., and Bank of America, N.A.		8-K	January 2, 2009	10.1
10.18	Loan Agreement dated April 6, 2009 by and among KVH Industries, Inc. and Bank of America, N.A.		8-K	April 8, 2009	10.1
21.1	List of Subsidiaries		S-1	March 28, 1996	21.1
23.1	Consent of KPMG LLP	X
31.1	Rule 13a-14(a)/15d-14(a) certification of principal executive officer	X
31.2	Rule 13a-14(a)/15d-14(a) certification of principal financial officer	X
32.1	Rule 1350 certification	X

*	Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KVH Industries, Inc.

Date: March 8, 2010	By:	/S/ MARTIN A. KITS VAN HEYNINGEN
Martin A. Kits van Heyningen President, Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Name	Title	Date

/S/ MARTIN A. KITS VAN HEYNINGEN Martin A. Kits van Heyningen	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 8, 2010

/S/ PATRICK J. SPRATT Patrick J. Spratt	Chief Financial and Accounting Officer (Principal Financial and Accounting Officer)	March 8, 2010

/S/ ROBERT W.B. KITS VAN HEYNINGEN Robert W.B. Kits van Heyningen	Director	March 8, 2010

/S/ MARK S. AIN Mark S. Ain	Director	March 8, 2010

/S/ STANLEY K. HONEY Stanley K. Honey	Director	March 8, 2010

/S/ BRUCE J. RYAN Bruce J. Ryan	Director	March 8, 2010

/S/ CHARLES R. TRIMBLE Charles R. Trimble	Director	March 8, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

KVH Industries, Inc.:

We have audited the accompanying consolidated balance sheets of KVH Industries, Inc. and subsidiary (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and accumulated other comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2009. We also have audited the Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/S/ KPMG LLP
Providence, Rhode Island March 8, 2010

KVH INDUSTRIES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$5,870,771	$4,979,286
Marketable securities	35,433,491	37,680,470
Accounts receivable, net of allowance for doubtful accounts of $843,852 as of December 31, 2009 and $333,164 as of December 31, 2008	15,802,796	13,959,875
Inventories	13,386,981	15,484,211
Prepaid expenses and other assets	1,601,680	730,851
Costs and estimated earnings in excess of billings on uncompleted contracts	13,342	43,980
Deferred income taxes	17,356	32,129

Total current assets	72,126,417	72,910,802

Property and equipment, less accumulated depreciation of $21,502,669 as of December 31, 2009 and $19,050,436 as of December 31, 2008	15,777,154	13,286,453
Other non-current assets	6,508,767	4,226,498
Deferred income taxes	3,333,794	3,333,794

Total assets	$97,746,132	$93,757,547

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,611,037	$5,487,655
Accrued compensation and employee-related expenses	3,576,475	3,013,301
Accrued other	1,667,415	2,400,477
Accrued product warranty costs	1,084,302	1,139,320
Accrued professional fees	418,822	255,753
Deferred revenue	960,996	365,693
Current portion of long-term debt	117,256	2,026,156

Total current liabilities	11,436,303	14,688,355

Other long-term liabilities	902,113	—
Long-term debt excluding current portion	3,807,406	—

Total liabilities	16,145,822	14,688,355

Commitments and contingencies (notes 1, 5, 6 and 15)
Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 1,000,000 shares; none issued	—	—
Common stock, $0.01 par value. Authorized 20,000,000 shares, 15,355,602 and 15,127,327 shares issued; 14,154,278 and 14,049,047 shares outstanding at December 31, 2009 and December 31, 2008, respectively	153,644	151,273
Additional paid-in capital	96,274,199	92,931,696
Accumulated deficit	(5,405,996)	(5,272,821)
Accumulated other comprehensive income	49,582	129,292

	91,071,429	87,939,440
Less: treasury stock at cost, common stock, 1,201,324 shares as of December 31, 2009 and 1,078,280 shares as of December 31, 2008	(9,471,119)	(8,870,248)

Total stockholders’ equity	81,600,310	79,069,192

Total liabilities and stockholders’ equity	$97,746,132	$93,757,547

See accompanying Notes to Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2009	2008	2007
Sales:
Product	$75,191,081	$69,940,726	$73,533,569
Service	13,868,768	12,462,991	7,381,920

Net sales	89,059,849	82,403,717	80,915,489

Costs and expenses:
Costs of product sales	46,551,735	42,552,375	44,892,622
Costs of service sales	10,198,161	6,130,049	3,556,813
Research and development	8,805,350	7,654,610	9,265,022
Sales, marketing and support	16,316,115	16,161,515	15,402,073
General and administrative	7,832,124	7,034,964	7,537,794

Total costs and expenses	89,703,485	79,533,513	80,654,324

(Loss) income from operations	(643,636)	2,870,204	261,165
Interest income	358,135	1,220,455	2,714,688
Interest expense	88,485	153,426	155,811
Other expense	19,764	231,185	76,928

(Loss) income before income taxes	(393,750)	3,706,048	2,743,114
Income tax (benefit) expense	(260,575)	647,721	243,955

Net (loss) income	$(133,175)	$3,058,327	$2,499,159

Per share information:
Net (loss) income per share, basic and diluted	$(0.01)	$0.21	$0.17

Number of shares used in per share calculation:
Basic	13,996,363	14,372,626	14,964,410

Diluted	13,996,363	14,376,537	14,983,499

See accompanying Notes to Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
Balances at January 1, 2007	14,866,212	$148,664	$88,510,689	$(10,830,307)	$(34,174)	$—	$77,794,872

Comprehensive income:
Net income	—	—	—	2,499,159	—	—	2,499,159
Unrealized gain on marketable securities	—	—	—	—	33,808	—	33,808

Comprehensive income	—	—	—	—	—	—	2,532,967
Stock-based compensation	—	—	1,194,041	—	—	—	1,194,041
Tax benefit from the exercise of stock options	—	—	61,292	—	—	—	61,292
Registration fees	—	—	(7,500)	—	—	—	(7,500)
Acquisition of treasury stock	(266,996)	—	—	—	—	(2,417,263)	(2,417,263)
Retirement of treasury stock	—	(260)	(244,100)	—	—	244,360	—
Common stock issued under benefit plan	27,062	269	223,396	—	—	—	223,665
Exercise of stock options	203,250	2,032	1,386,312	—	—	—	1,388,344

Balances at December 31, 2007	14,829,528	$150,705	$91,124,130	$(8,331,148)	$(366)	$(2,172,903)	$80,770,418

Comprehensive income:
Net income	—	—	—	3,058,327	—	—	3,058,327
Unrealized gain on marketable securities	—	—	—	—	129,658	—	129,658

Comprehensive income	—	—	—	—	—	—	3,187,985
Stock-based compensation	—	—	1,540,268	—	—	—	1,540,268
Common stock issued under benefit plan	40,511	405	251,130	—	—	—	251,535
Acquisition of treasury stock	(837,280)	—	—	—	—	(6,697,345)	(6,697,345)
Exercise of stock options, vesting of restricted stock awards	16,288	163	16,168	—	—	—	16,331

Balances at December 31, 2008	14,049,047	$151,273	$92,931,696	$(5,272,821)	$129,292	$(8,870,248)	$79,069,192

Comprehensive income:
Net loss	—	—	—	(133,175)	—	—	(133,175)
Unrealized loss on marketable securities	—	—	—	—	(79,710)	—	(79,710)

Comprehensive loss	—	—	—	—	—	—	(212,885)
Stock-based compensation	—	—	1,734,042	—	—	—	1,734,042
Registration fees	—	—	(4,356)	—	—	—	(4,356)
Common stock issued under benefit plan	37,011	370	238,204	—	—	—	238,574
Acquisition of treasury stock	(123,044)	—	—	—	—	(600,871)	(600,871)
Payment of restricted stock withholdings	(8,790)	—	(46,938)	—	—	—	(46,938)
Exercise of stock options, vesting of restricted stock awards	200,054	2,001	1,421,551	—	—	—	1,423,552

Balances at December 31, 2009	14,154,278	$153,644	$96,274,199	$(5,405,996)	$49,582	$(9,471,119)	$81,600,310

See accompanying Notes to Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net (loss) income	$(133,175)	$3,058,327	$2,499,159
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation	2,653,578	2,215,436	2,139,114
Deferred income tax	14,773	(14,864)	147,684
Provision for doubtful accounts	831,334	260,029	86,114
Gain on disposal of equipment	(10,278)	(3,051)	(5,745)
Loss on foreign currency forward exchange contracts	—	231,162	247,805
Compensation expense related to awards and employee stock purchase plan	1,734,042	1,546,296	1,189,773
Changes in operating assets and liabilities:
Accounts receivable	(2,674,255)	(1,393,459)	(2,356,197)
Costs and estimated earnings in excess of billings on uncompleted contracts	30,638	(25,693)	165,019
Inventories	2,097,230	(6,170,829)	(270,056)
Prepaid expenses and other assets	(870,829)	250,634	(301,856)
Other non-current assets	(2,282,269)	(4,190,242)	118,738
Accounts payable	(1,876,618)	1,903,662	214,590
Deferred revenue—current	595,303	76,258	111,868
Accrued expenses	(61,837)	1,237,380	(619,376)
Deferred revenue—long-term	—	(8,437)	(90,783)
Other long-term liabilities	902,113	—	—

Net cash provided by (used in) operating activities	949,750	(1,027,391)	3,275,851

Cash flows from investing activities:
Purchases of marketable securities	(35,026,808)	(30,190,048)	(54,205,995)
Capital expenditures	(5,163,026)	(3,219,888)	(3,919,601)
Proceeds from the sale of fixed assets	29,025	27,446	12,272
Maturities and sales of marketable securities	37,194,077	33,659,852	52,177,589

Net cash (used in) provided by investing activities	(2,966,732)	277,362	(5,935,735)

Cash flows from financing activities:
Repayments of mortgage loan	(2,101,494)	(132,210)	(123,297)
Borrowings from mortgage loan	4,000,000	—	—
Proceeds from stock options exercised	1,423,801	16,331	1,205,276
Proceeds from employee stock purchase plan	238,325	258,232	261,764
Payment of employee restricted stock withholdings	(46,938)	—	—
Payment of stock registration fees	(4,356)	—	(7,500)
Repurchase of common stock	(600,871)	(6,697,345)	(2,172,903)

Net cash provided by (used in) financing activities	2,908,467	(6,554,992)	(836,660)

Net increase (decrease) in cash and cash equivalents	891,485	(7,305,021)	(3,496,544)

Cash and cash equivalents at beginning of year	4,979,286	12,284,307	15,780,851

Cash and cash equivalents at end of year	$5,870,771	$4,979,286	$12,284,307

Supplemental disclosure of cash flow information:
Cash paid for interest	$81,767	$146,897	$155,811

Cash paid for income taxes	$480,957	$415,892	$223,774

Supplemental disclosure of noncash investing activity:
Changes in accounts payable related to fixed asset additions	$—	$567,892	$162,287
Changes in accrued liabilities related to fixed asset additions	—	—	233,617
Write-off of fully depreciated fixed assets	5,369	128,325	75,013

Supplemental disclosure of noncash financing activity:
Common stock received for option exercise	$—	$—	$244,360
Retirement of treasury stock	—	—	244,360
Employee stock purchase plan activity	6,230	6,028	4,268

See accompanying Notes to Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008 and 2007

(in thousands except share and per share amounts)

(1)	Summary of Significant Accounting Policies

(a)	Description of Business

KVH Industries, Inc. (the Company or KVH) develops, manufactures and markets mobile communications products for the marine, land mobile and in-flight markets, and navigation, guidance and stabilization products for both the defense and commercial markets.

KVH’s mobile communications products enable customers to receive live digital television, voice and Internet services in marine vessels, recreational vehicles, automobiles and commercial airplanes while in motion via satellite services. KVH sells its mobile communications products through an extensive international network of retailers, distributors and dealers. KVH also leases products directly to end users.

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

KVH’s mobile communications service sales includes sales earned from product repairs, sales from satellite voice and Internet airtime services, extended warranty sales and certain DIRECTV and DISH Network account subsidies and referral fees earned in conjunction with the sale of its products. KVH provides, for monthly usage fees, third-party satellite connectivity for voice, data and Internet services to its Inmarsat TracPhone customers who choose to activate their subscriptions with KVH. KVH also earns monthly fixed and usage fees for satellite connectivity sales from broadband Internet, data and Voice over Internet Protocol (VoIP) service to its TracPhone V7 customers. Under current DIRECTV and DISH Network programs, KVH is eligible to receive a one-time subsidy for each DIRECTV receiver activated for service and a new mobile account activation fee from DIRECTV and DISH Network for each customer who activates their DIRECTV or DISH Network service directly through KVH. In addition, KVH sells extended warranty programs primarily for its mobile communications products.

KVH’s guidance and stabilization service sales include product repairs and engineering services provided under development contracts.

(b)	Principles of Consolidation

The accompanying consolidated financial statements of KVH Industries, Inc. and its wholly owned subsidiary, KVH Europe A/S (collectively, KVH or the Company), have been prepared in accordance with accounting principles generally accepted in the United States of America. The Company has evaluated all subsequent events through the date the financial statements were issued on March 8, 2010. Given that KVH Europe A/S operates as the Company’s European and international distributor, all of its operating expenses are reflected within sales, marketing and support within the accompanying consolidated statements of operations. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform with the current year presentation.

KVH INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008 and 2007

(in thousands except share and per share amounts)

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

Cash, cash equivalents and marketable securities. The Company is potentially subject to financial instrument concentration of credit risk through its cash, cash equivalent and marketable securities investments. To mitigate these risks the Company maintains cash, cash equivalents and marketable securities with reputable and nationally recognized financial institutions. As of December 31, 2009, $35,433 classified as marketable securities was held by Wells Fargo and substantially all of the cash and cash equivalents were held by Bank of America, N.A. See note 2 for a description of marketable securities.

Trade accounts receivable. Concentrations of risk with respect to trade accounts receivable are generally limited due to the large number of customers and their dispersion across several geographic areas. Although the Company does not foresee credit risk associated with these receivables to deviate from historical experience, repayment is dependent upon the financial stability of those individual customers. The Company establishes allowances for potential bad debts and evaluates, on a monthly basis, the adequacy of those reserves based upon historical experience and its expectations for future collectability concerns. Activity within the Company’s allowance for doubtful accounts for the periods presented is as follows:

	2009	2008	2007
Beginning balance	$333	$256	$693
Additions charged to expense	831	260	87
Deductions (write-offs/recoveries) from reserve	(320)	(183)	(524)

Ending balance	$844	$333	$256

(e)	Revenue Recognition

Product sales. Product sales are recognized when persuasive evidence of an arrangement exists, goods are shipped, title has passed and collectability is reasonably assured. The Company’s standard sales terms require that:

•	All sales are final;

•	Terms are generally either Net 30 or Net 45;

KVH INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008 and 2007

(in thousands except share and per share amounts)

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

Lease financing. Lease financing consists of sales-type leases primarily of the TracPhone V7. The Company records the leases at a price equivalent to normal selling price and in excess of the cost or carrying amount. Upon delivery, the Company records the present value of all payments (net of executory costs) under these leases as revenues, and the related costs of the product are charged to cost of sales. Interest income is recognized throughout the lease term (typically 3 years) using an implicit interest rate. To date, lease sales have not been a significant factor of the Company’s net sales.

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

Revisions to costs and income estimates are reflected in the period in which the facts that require revision become known. Any advance payments arising from such extended-term development contracts are recorded as deposits. If, in any period, estimated total costs under a contract indicate an expected loss, then such loss is provided for in that period. To date, contracted service revenue has not been a significant portion of the Company’s total sales.

Product service sales. Product service sales other than under development contracts are recognized when completed services are provided to the customer and collectability is reasonably assured. The Company

KVH INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008 and 2007

(in thousands except share and per share amounts)

(1)	Summary of Significant Accounting Policies—(continued)

establishes reserves for potential sales returns, credit and allowances, and evaluates, on a monthly basis, the adequacy of those reserves based upon historical experience and its expectations for the future. To date, product service sales have not been a significant portion of the Company’s total sales.

Satellite connectivity sales. Directly sold and re-sold satellite connectivity service for voice, data and Internet is recognized monthly based upon minutes or megabytes of traffic processed or contracted fixed fee schedules. All subscribers typically enter into a contracted one year minimum service agreement. The Company records all satellite connectivity service sales to subscribers as gross sales, as the Company is the primary obligor in the contracted service arrangement. All associated regulatory service fees and costs are recorded net in the consolidated financial statements. The accounting estimates related to the recognition of satellite connectivity service sales in the results of operations require the Company to make assumptions about future billing adjustments for disputes with subscribers as well as unauthorized usage.

Extended warranty sales. The Company sells extended warranty contracts primarily on mobile communications products. Sales under these contracts are recognized ratably over the contract term. To date, warranty sales have not been a significant portion of the Company’s total sales.

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

(g)	Cash, Cash Equivalents and Marketable Securities

In accordance with the Company’s investment policy, cash in excess of operational needs is invested in money market funds, United States treasuries, investment grade asset-backed corporate securities, certificates of deposit and government and non-government debt securities, which are reflected within marketable securities in the accompanying consolidated balance sheets. The Company considers all highly liquid investments, not included within marketable securities, with an original maturity of ninety days or less, as of the date of purchase, to be cash equivalents. The Company determines the appropriate classification of marketable securities at each balance sheet date. As of December 31, 2009 and 2008, all of the Company’s marketable securities have been designated as available-for-sale and are carried at their fair value with unrealized gains and losses included in accumulated other comprehensive income in the accompanying consolidated balance sheets.

The Company reviews investments in debt securities for other than temporary impairment whenever the fair value of an investment is less than amortized cost and evidence indicates that an investment’s carrying amount is

KVH INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008 and 2007

(in thousands except share and per share amounts)

(1)	Summary of Significant Accounting Policies—(continued)

not recoverable within a reasonable period of time. To determine whether an impairment is other-than-temporary, the Company considers whether it intends to sell the security, whether it expects to recover the credit loss, and if it is more likely than not that the Company will be required to sell the security prior to recovery. Evidence considered in this assessment includes the reasons for the impairment, compliance with the Company’s investment policy, the severity and duration of the impairment, changes in value subsequent to year-end and forecasted performance of the investee. The Company has reviewed its securities with unrealized losses as of December 31, 2009 and 2008, and has concluded that no other-than-temporary impairments exist.

(h)	Inventories

Inventories are stated at the lower of cost or market using the first-in first-out costing method.

(i)	Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization are computed on the straight-line method over the estimated useful lives of the respective assets. The principal lives used in determining the depreciation rates of various assets are: buildings and improvements, 5-40 years; leasehold improvements, over the shorter of the asset’s useful life or the term of the lease; machinery, satellite hubs and equipment, 5-10 years; office and computer equipment, 3-7 years; and motor vehicles, 5 years.

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

The Company’s products carry limited warranties that range from one to three years and vary by product. The warranty period begins on the date of retail purchase by the original purchaser. The Company accrues estimated product warranty costs at the time of sale and any additional amounts are recorded when such costs are probable and can be reasonably estimated. Factors that affect the Company’s warranty liability include the number of units sold, historical and anticipated rates of warranty repairs and the cost per repair. Warranty and related costs are reflected within sales, marketing and support in the accompanying statements of operations. As of December 31, 2009 and 2008, the Company had accrued product warranty costs of $1,084 and $1,139, respectively. The following table summarizes product warranty activity during 2009 and 2008:

	2009	2008
Beginning balance	$1,139	$778
Charges to expense	701	1,429
Costs incurred	(756)	(1,068)

Ending balance	$1,084	$1,139

KVH INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008 and 2007

(in thousands except share and per share amounts)

(1)	Summary of Significant Accounting Policies—(continued)

(l)	Shipping and Handling Costs

Shipping and handling costs are expensed as incurred and included in cost of sales. Billings for shipping and handling are reflected within net sales in the accompanying statements of operations.

(m)	Research and Development

Expenditures for research and development, including customer-funded research and development, are expensed as incurred. Revenue from customer-funded research and development is included in service revenue and the related product development costs are included in costs of service and product sales. Revenue and related development costs from customer-funded research and development are as follows:

	Year ended December 31,
	2009	2008	2007
Customer-funded service sales	$440	$1,286	$747
Customer-funded costs included in costs of service sales	475	1,011	638
Customer-funded costs included in costs of product sales	801	—	—

In addition to the customer-funded research and development expenses listed above, the Company incurred a total of $619 and $3,249 in research and development costs related to a long-term aviation antenna development and production agreement for the years ended December 31, 2009 and 2008, respectively. These research and development costs are reflected in other non-current assets, as the Company has a contractual right to recover these costs. See note 13 for further discussion.

(n)	Advertising Costs

Costs related to advertising are expensed as incurred. Advertising expense was $2,261, $2,072, and $2,549 for the years ended December 31, 2009, 2008 and 2007, respectively, and is included in sales, marketing, and support expense in the accompanying consolidated statements of operations.

(o)	Foreign Currency Translation

The financial statements of the Company’s foreign subsidiary, located in Denmark, are maintained in the United States dollar functional currency for both reporting and consolidation purposes. Exchange rates in effect on the date of the transaction are used to record monetary assets and liabilities. Revenue and other expense elements are recorded at rates that approximate the rates in effect on the transaction dates. Realized foreign currency remeasurement gains and losses are recognized within “other expense” in the accompanying consolidated statements of operations. For the years ended December 31, 2009 and 2008, the Company experienced foreign currency losses of $58 and $6, respectively. For the year ended December 31, 2007, the Company experienced a foreign currency gain of $140.

(p)	Income Taxes

Income taxes are accounted for under the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

KVH INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008 and 2007

(in thousands except share and per share amounts)

(1)	Summary of Significant Accounting Policies—(continued)

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. In accordance with ASC 740, Income Taxes, the Company has adopted a tax planning strategy to support the realization of a portion of its total domestic deferred tax assets. See note 8 for further discussion.

(q)	Net (Loss) Income per Common Share

Basic net (loss) income per share is calculated based on the weighted average number of common shares outstanding during the period. Diluted net (loss) income per share incorporates the dilutive effect of common stock equivalent options, warrants and other convertible securities, if any, as determined in accordance with the treasury stock accounting method. Common stock equivalents related to options and restricted stock awards for 899,492, 1,399,131, and 1,519,304 shares of common stock for the years ended December 31, 2009, 2008, and 2007, respectively, have been excluded from the fully diluted calculation of net (loss) income per share, as inclusion would be anti-dilutive.

A reconciliation of the basic and diluted weighted average common shares outstanding is as follows:

	2009	2008	2007
Weighted average common shares outstanding—basic	13,996,363	14,372,626	14,964,410
Dilutive common shares issuable in connection with stock plans	—	3,911	19,089

Weighted average common shares outstanding—diluted	13,996,363	14,376,537	14,983,499

(r)	Foreign Currency Forward Exchange Contracts

The Company’s foreign subsidiary, located in Denmark, occasionally enters into foreign currency forward exchange contracts to reduce the impact of changes in foreign exchange rates between the United States dollar and the Euro on consolidated results of operations and future foreign currency-denominated cash flows. These contracts primarily reduce the exposure on currency movements affecting existing trade receivables, payables, operating expenses and forecasted purchases and sales. The Company accounts for foreign currency forward exchange contracts at fair value and records any changes in fair value within “other expense” in the accompanying statements of operations. The Company did not enter into any such contracts during the year ended December 31, 2009.

The Company recorded foreign currency contract losses of $231 and $248 for the years ended December 31, 2008 and 2007, respectively.

The Company was not party to any foreign currency forward exchange contracts at December 31, 2009 and 2008.

(s)	Contingent Liabilities

The Company estimates the amount of potential exposure it may have with respect to claims, assessments and litigation in accordance with ASC 450, Contingencies. The Company is not party to any lawsuit or

KVH INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008 and 2007

(in thousands except share and per share amounts)

(1)	Summary of Significant Accounting Policies—(continued)

proceeding that, in management’s opinion, is likely to materially harm the Company’s business, results of operations, financial condition or cash flows, as described in note 15. It is not always possible to predict the outcome of litigation, as it is subject to many uncertainties. Additionally, it is not always possible for management to make a meaningful estimate of the potential loss or range of loss associated with such litigation. As of December 31, 2009, no losses have been accrued with respect to pending litigation.

(t)	Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued new accounting guidance which amends the evaluation criteria to identify the primary beneficiary of a variable interest entity (VIE) and requires ongoing reassessment of whether an enterprise is the primary beneficiary of the VIE. The new guidance significantly changes the consolidation rules for VIEs including the consolidation of common structures, such as joint ventures, equity method investments and collaboration arrangements. The guidance is applicable to all new and existing VIEs. The provisions of this new accounting guidance is effective for interim and annual reporting periods beginning after November 15, 2009 and will become effective for the Company beginning in the first quarter of 2010. The Company does not expect the adoption of this guidance will have a material impact on the Company’s financial position or results of operations.

In July 2009, the Company adopted the new Accounting Standards Codification (ASC) as issued by the FASB. The ASC has become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. The ASC is not intended to change or alter existing GAAP. The adoption of the ASC did not have a material impact on the Company’s financial position or results of operations.

In October 2009, the FASB issued new accounting guidance related to revenue recognition for arrangements with multiple deliverables. This guidance eliminates the residual method of allocation and requires the relative selling price method when allocating deliverables of a multiple deliverable revenue arrangement. The determination of the selling price for each deliverable requires the use of a hierarchy designed to maximize the use of available objective evidence including, vendor specific objective evidence, third party evidence of selling price, or estimated selling price. The guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, and must be adopted in the same period using the same transition method. If adoption is elected in a period other than the beginning of a fiscal year, the amendments in these standards must be applied retrospectively to the beginning of the fiscal year. Full retrospective application of these amendments to prior fiscal years is optional. Early adoption of these standards may be elected. The Company does not expect the adoption of this guidance will have a material impact on the Company’s financial position or results of operations.

In October 2009, the FASB issued new accounting guidance related to certain revenue arrangements that include software elements. Previously, companies that sold tangible products with “more than incidental” software were required to apply software revenue recognition guidance. This guidance often delayed revenue recognition for the delivery of the tangible product. Under the new guidance, tangible products that have software components that are “essential to the functionality” of the tangible product will be excluded from the software revenue recognition guidance. The new guidance will include factors to help companies determine what is “essential to the functionality.” Software-enabled products will now be subject to other revenue guidance and will likely follow the guidance for multiple element arrangements issued by the FASB in October 2009. The new guidance is to be applied on a prospective basis for revenue arrangements entered into or materially modified in

KVH INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008 and 2007

(in thousands except share and per share amounts)

(1)	Summary of Significant Accounting Policies—(continued)

fiscal years beginning on or after June 15, 2010, with earlier application permitted. If a vendor elects earlier application and the first reporting period of adoption is not the first reporting period in the vendor’s fiscal year, the guidance must be applied through retrospective application from the beginning of the vendor’s fiscal year and the vendor must disclose the effect of the change to those previously reported periods. The Company does not expect the adoption of this guidance will have a material impact on the Company’s financial position or results of operations.

(2)	Marketable Securities

Included in marketable securities as of December 31, 2009 and 2008 are the following:

December 31, 2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market mutual funds	$5,977	$—	$—	$5,977
Government agency bonds	12,038	26	—	12,064
Government agency discount notes	3,499	—	—	3,499
United States treasuries	11,594	29	—	11,623
Certificates of deposit	2,276	—	(6)	2,270

Total marketable securities designated as available for sale	$35,384	$55	$(6)	$35,433

December 31, 2008	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market mutual funds	$24,047	$—	$—	$24,047
Government agency bonds	6,013	47	—	6,060
United States treasuries	3,980	84	—	4,064
Certificates of deposit	3,511	—	(2)	3,509

Total marketable securities designated as available for sale	$37,551	$131	$(2)	$37,680

The amortized costs and fair value of debt securities as of December 31, 2009 and 2008 are shown below by effective maturity. Effective maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

December 31, 2009	Amortized Cost	Fair Value
Due in less than one year	$25,352	$25,379
Due after one year and within two years	10,032	10,054

	$35,384	$35,433

December 31, 2008	Amortized Cost	Fair Value
Due in less than one year	$31,547	$31,580
Due after one year and within two years	6,004	6,100

	$37,551	$37,680

KVH INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008 and 2007

(in thousands except share and per share amounts)

(2)	Marketable Securities—(continued)

No realized gains or losses were recognized on the Company’s marketable securities during the year ended December 31, 2009 and 2008.

(3)	Inventories

Inventories as of December 31, 2009 and 2008 include the costs of material, labor, and factory overhead. Inventories consist of the following:

	December 31,
	2009	2008
Raw materials	$9,121	$10,084
Work in process	1,118	1,385
Finished goods	3,148	4,015

	$13,387	$15,484

(4)	Property and Equipment

Property and equipment, net, as of December 31, 2009 and 2008 consist of the following:

	December 31,
	2009	2008
Land	$807	$807
Building and improvements	5,761	5,653
Leasehold improvements	2,237	2,225
Machinery and equipment	21,069	16,306
Office and computer equipment	7,340	7,069
Motor vehicles	66	276

	37,280	32,336
Less accumulated depreciation	(21,503)	(19,050)

	$15,777	$13,286

Depreciation for the years ended December 31, 2009, 2008 and 2007 amounted to $2,654, $2,215, and $2,139, respectively.

(5)	Debt and Line of Credit

On April 6, 2009, the Company entered into a mortgage loan in the amount of $4,000 related to its headquarters facility in Middletown, Rhode Island. The loan term is 10 years, with a principal amortization of 20 years, and the interest rate will be a rate per year adjusted periodically based on a defined interest period equal to the BBA LIBOR Rate plus 2.25 percentage points. Land, building and improvements with a carrying value of $5,134 as of December 31, 2009 secure the mortgage loan. The monthly mortgage payment is approximately $9 plus interest and increases in increments of approximately $1 each year throughout the life of the mortgage. Due

KVH INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008 and 2007

(in thousands except share and per share amounts)

(5)	Debt and Line of Credit—(continued)

to the difference in the term of the loan and amortization of the principal, a balloon payment of $2,551 is due on April 1, 2019. The loan contains one financial covenant, a Fixed Charge Coverage Ratio, which applies in the event that the Company’s consolidated cash, cash equivalents and marketable securities balance falls below $25,000 at any time. As the Company’s consolidated cash, cash equivalents and marketable securities balance was above $25,000 throughout 2009, the Fixed Charge Coverage Ratio did not apply. Under the mortgage loan the Company may prepay its outstanding loan balance subject to certain early termination charges as defined in the mortgage loan agreement. If the Company were to default on its mortgage loan, the land, building and improvements would be used as collateral.

The following is a summary of future principal payments under the mortgage:

Year ending December 31,	Principal Payment
2010	$117
2011	124
2012	131
2013	138
2014	146
Thereafter	3,269

Total outstanding at December 31, 2009	$3,925

Currently, the Company has a revolving loan agreement with a bank that provides for a maximum available credit of $15,000 and will expire on December 31, 2011. The Company pays interest on any outstanding amounts at a rate equal to, at the Company’s option, BBA LIBOR Daily Floating Rate plus 1.75%, or the Eurodollar Rate plus 1.75%. The line of credit contains two financial covenants, a Leverage Ratio and a Fixed Charge Coverage Ratio, that apply in the event that the Company’s consolidated cash, cash equivalents and marketable securities balance falls below $25,000 at any time. As the Company’s consolidated cash, cash equivalents and marketable securities balance was above $25,000 throughout 2009, the Fixed Charge Coverage Ratio did not apply. The Company may terminate the loan agreement prior to its full term without penalty, provided it gives 30 days advance written notice to the bank. As of December 31, 2009 and December 31, 2008, no borrowings were outstanding under the facility.

Total commitment fees related to the line of credit were $49, $16, and $16 for December 31, 2009, December 31, 2008 and December 31, 2007, respectively.

KVH INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008 and 2007

(in thousands except share and per share amounts)

(6)	Commitments and Contingencies

The Company has certain operating leases for facilities, automobiles, and various equipment. The following reflects future minimum payments under operating leases that have initial or remaining non-cancelable lease terms in excess of one year at December 31, 2009:

Years ending December 31,	Operating Leases
2010	$5,294
2011	3,897
2012	3,316
2013	3,278
2014	1,024
Thereafter	—

Total minimum lease payments	$16,809

Total rent expense incurred under facility operating leases for the years ended December 31, 2009, 2008 and 2007 amounted to $903, $929, and $880, respectively.

In the normal course of business, the Company enters into unconditional purchase order obligations with its suppliers for inventory and other operational purchases. Outstanding and unconditional purchase order obligations, which generally are for a period of less than one year, were $20,273 as of December 31, 2009.

As of December 31, 2009, the Company had a standby letter of credit in the amount of $229 outstanding in support of a customer deposit. The Company did not enter into any other off-balance sheet commitments, guarantees, or standby repurchase obligations as of December 31, 2009.

(7)	Stockholders’ Equity

(a)	Employee Stock Options

Options are granted with an exercise price equal to the fair market value of the common stock on the date of grant and generally vest in equal annual amounts over four years beginning on the first anniversary of the date of the grant. No options are exercisable for periods of more than 5 years after date of grant. Under the Company’s Amended and Restated 2006 Stock Incentive Plan, each share issued under awards other than options will reduce the number of shares reserved for issuance by two shares. Shares issued under options will reduce the shares reserved for issuance on a share-for-share basis. All plans were approved by the Company’s shareholders, pursuant to which 4,915,000 shares of the Company’s common stock were reserved for issuance. As of December 31, 2009, 4,349,030 options and awards to purchase shares of common stock had been issued or expired and 565,970 were available for future grants. The Compensation Committee of the Board of Directors administers the plans, approves the individuals to whom options will be granted and determines the number of shares and exercise price of each option. Outstanding options under the plans at December 31, 2009 expire from March 2010 through December 2014. None of the Company’s outstanding options includes performance-based or market-based vesting conditions as of December 31, 2009.

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

KVH INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008 and 2007

(in thousands except share and per share amounts)

(7)	Stockholders’ Equity—(continued)

exercise patterns and represents the period of time the options granted are expected to be outstanding. The risk-free interest rate is based on the actual U.S. Treasury zero-coupon rates for bonds matching the expected term of the option as of the option grant date. The dividend yield of zero is based upon the fact that the Company has not historically declared or paid cash dividends, and does not expect to declare or pay dividends in the foreseeable future. The Company has applied an estimated forfeiture rate of 10% for option grants awarded between January 1, 2006 and December 31, 2008 and 14% for option grants awarded since January 1, 2009. The forfeiture rate is based substantially on the history of cancellations of similar options granted in prior years. The forfeiture rate will be revised, if necessary, based on actual experience.

The fair value of stock options granted was estimated using the Black-Scholes option-pricing model. The per share weighted-average fair values of stock options granted during 2009, 2008 and 2007 were $3.34, $2.61, and $4.26, respectively. The weighted-average assumptions used to value options as of their grant date were as follows:

	Year Ended December 31,
	2009	2008	2007
Risk-free interest rate	2.18%	2.75%	4.39%
Expected volatility	44.7%	36.0%	49.1%
Expected life (in years)	4.08	4.08	4.19
Dividend yield	0%	0%	0%

The changes in outstanding employee stock options for the year ended December 31, 2009, is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2008	1,252,898	$10.48
Granted	60,395	8.84
Exercised	(139,179)	10.23
Expired, canceled or forfeited	(248,872)	11.97

Outstanding at December 31, 2009	925,242	$10.02	1.99	$4,370

Exercisable at December 31, 2009	623,019	$10.15	1.57	$2,860

The following table summarizes information about employee stock options as of December 31, 2009:

Range of Exercise Prices	Number Outstanding	Average Remaining Life (in Years)	Outstanding Weighted Average Exercise Price	Number Exercisable	Exercisable Weighted Average Exercise Price
$ 4.25 – $ 8.89	229,584	3.66	$8.09	113,962	$7.93
9.07 – 13.93	695,658	1.44	10.65	509,057	10.65

	925,242	1.99	$10.02	623,019	$10.15

KVH INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008 and 2007

(in thousands except share and per share amounts)

(7)	Stockholders’ Equity—(continued)

The total intrinsic value of options exercised was $382, $2, and $559 in 2009, 2008, and 2007, respectively. The total aggregate intrinsic value of options exercisable at December 31, 2008 and 2007 was $19 and $5, respectively. The total aggregate intrinsic value of options outstanding at December 31, 2008 and 2007 was $20 and $7, respectively. The weighted average remaining contractual term for options outstanding at December 31, 2008 was 2.21 years.

As of December 31, 2008, the number of options exercisable was 762,198 and the weighted average exercise price of those options was $10.78 per share. The weighted average remaining contractual term for options exercisable at December 31, 2008 was 1.75 years.

As of December 31, 2009, there was $679 of total unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted-average period of 1.81 years. In 2009, 2008 and 2007, the Company recorded compensation charges of $823, $1,149 and $1,099, respectively, related to stock options. During 2009, 2008 and 2007, cash received under stock option plans for exercises was $1,424, $16 and $1,144, respectively.

(b)	Restricted Stock

The Company granted 567,008 restricted stock awards to employees under the terms of the Amended and Restated 2006 Stock Incentive Plan for the year ended December 31, 2009. The restricted stock awards vest annually over four years from the date of grant subject to the recipient remaining a service provider through the applicable vesting dates. Compensation expense for restricted stock awards is measured at fair value on the date of grant based on the number of shares granted and the quoted market closing price of the Company’s common stock. Such value is recognized as expense over the vesting period of the award, net of estimated forfeitures. The weighted-average grant-date fair value of restricted stock granted in 2009 was $5.11 per share.

A total of 105,000 of the restricted stock awards granted during the year ended December 31, 2009 were performance-based awards granted to executives. These awards will vest ratably over four years from date of grant, as the Company achieved the necessary fiber optic gyro production output targets as of June 30, 2009. As a result, the Company recorded expense for the year ended December 31, 2009 related to the performance-based restricted stock awards, the amount of which was not material.

As of December 31, 2009, there was $2,393 of total unrecognized compensation expense related to restricted stock awards, which is expected to be recognized over a weighted-average period of 2.90 years. In 2009 and 2008, the Company recorded compensation charges of $853 and $317, respectively, related to restricted stock awards.

Restricted stock activity under the Amended and Restated 2006 Stock Incentive Plan for 2009 is as follows:

	Number of Shares	Weighted- average grant date fair value
Outstanding at December 31, 2008, nonvested	213,958	$8.68
Granted	567,008	5.11
Vested	(60,875)	8.57
Forfeited	(120,609)	5.17

Outstanding at December 31, 2009, nonvested	599,482	$6.02

KVH INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008 and 2007

(in thousands except share and per share amounts)

(7)	Stockholders’ Equity—(continued)

(c)	Employee Stock Purchase Plan

Under the Company’s Amended and Restated Employee Stock Purchase Plan (ESPP), the Company is authorized to issue up to 550,000 shares of common stock, of which 73,680 shares remain available as of December 31, 2009.

The ESPP covers substantially all of the Company’s employees in the United States and Denmark. Under the terms of the ESPP, eligible employees can elect to have up to six percent of their pre-tax compensation withheld to purchase shares of the Company’s common stock on a semi-annual basis. The ESPP allows eligible employees the right to purchase the Company’s common stock on a semi-annual basis at 85% of the market price at the end of each purchase period. During 2009, 2008 and 2007, 37,011, 40,511, and 27,062 shares, respectively, were issued under this plan. The Company utilizes the Black-Scholes option-pricing model to calculate the fair value of these discounted purchases. The fair value of the 15% discount is recognized as compensation expense over the purchase period. The Company applies a graded vesting approach because the ESPP provides for multiple purchase periods and is, in substance, a series of linked awards. In 2009, 2008 and 2007, the Company recorded compensation charges of $58, $80 and $49, respectively, related to the ESPP. During 2009, 2008 and 2007, cash received under the ESPP was $238, $258 and $262, respectively.

(8)	Income Taxes

Income tax (benefit) provision for the years ended December 31, 2009, 2008 and 2007 attributable to (loss) income from operations is presented below.

	Current	Deferred	Total
Year ended December 31, 2009
Federal	$(317)	$—	$(317)
State	(65)	—	(65)
Foreign	106	15	121

	$(276)	$15	$(261)

Year ended December 31, 2008
Federal	$38	$—	$38
State	126	—	126
Foreign	499	(15)	484

	$663	$(15)	$648

Year ended December 31, 2007
Federal	$(46)	$—	$(46)
State	67	—	67
Foreign	76	147	223

	$97	$147	$244

KVH INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008 and 2007

(in thousands except share and per share amounts)

(8)	Income Taxes—(continued)

The actual income tax (benefit) provision differs from the “expected” income tax (benefit) provision computed by applying the United States Federal corporate income tax rate of 34% to (loss) income before (benefit) provision as follows:

	Year Ended December 31,
	2009	2008	2007
Computed “expected” tax (benefit) expense	$(134)	$1,261	$933
(Decrease) increase in income taxes resulting from:
State income tax (benefit) expense, net of federal benefit	82	144	44
State research and development credits	(953)	(456)	—
Non-deductible expenses	60	91	31
Foreign tax rate and regulation differential	(25)	(27)	—
Federal research and development credits	(2,634)	(350)	—
Adjustments to operating loss carry-forwards	614	(115)	162
Change in valuation allowance	2,729	100	(926)

Net income tax (benefit) expense	$(261)	$648	$244

The components of results of (loss) income from operations before income tax (benefit) provision, determined by tax jurisdiction, are as follows:

	Year Ended December 31,
	2009	2008	2007
United States	$(871)	$1,952	$1,868
Denmark	477	1,754	875

Total	$(394)	$3,706	$2,743

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities for the periods presented are as follows:

	December 31,
	2009	2008
Deferred tax assets:
Accounts receivable, due to allowance for doubtful accounts	$442	$224
Inventories	554	571
Operating loss carry-forwards	2,045	2,613
Stock-based compensation expense	1,252	1,131
Intangibles due to differences in amortization	77	102
Research and development, alternative minimum tax credit carry-forwards	3,176	860
Foreign tax credit carry-forwards	995	873
State tax credit carry-forwards	1,742	789
Accrued expenses	770	905

Gross deferred tax assets	11,053	8,068

Deferred tax liability:
Property and equipment, due to differences in depreciation	(849)	(578)

Less valuation allowance	(6,853)	(4,124)

Net deferred tax assets	$3,351	$3,366

KVH INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008 and 2007

(in thousands except share and per share amounts)

(8)	Income Taxes—(continued)

As of December 31, 2009, $17 of the Company’s net deferred tax assets is attributable to future deductible amounts within the Danish tax jurisdiction for the Company’s wholly owned subsidiary located in Denmark.

As of December 31, 2009, the Company had federal net operating loss carry-forwards available to offset future taxable income of $5,915. The Company also had state net operating loss carry-forwards available to offset future state taxable income of $712. The federal net operating loss carry-forwards expire in years 2023 through 2024. State net operating loss carry-forwards expire in 2014. The tax benefit related to $5,171 of federal net operating loss carry-forwards would occur upon utilization of these deferred tax assets to reduce taxes payable and would result in a credit to additional paid-in capital within stockholders’ equity rather than the provision for income taxes.

As of December 31, 2009, the Company had federal research and development tax credit carry-forwards in the amount of $3,102 that expire in years 2020 through 2029, and foreign tax credit carry-forwards in the amount of $995 that expire in years 2015 through 2019. The Company also had alternative minimum tax credits of $73 that have no expiration date. As of December 31, 2009, the Company had state research and development tax credit carry-forwards in the amount of $1,745 that expire in years 2010 through 2016. The Company also had other state tax credit carry-forwards of $368 available to reduce future state tax expense that expire in years 2010 through 2016.

The Company’s ability to utilize these net operating loss carry-forwards and tax credit carry-forwards may be limited in the future if the Company experiences an ownership change pursuant to Internal Revenue Code Section 382. An ownership change occurs when the ownership percentages of 5% or greater stockholders changes by more than 50% over a three-year period.

For the years ended December 31, 2009 and 2008, the Company generated a net loss of $133 and net income of $3,058, respectively. In assessing the realizability of its net deferred tax assets, the Company considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends upon the generation of future taxable income during the periods in which those temporary differences become deductible. As of December 31, 2009 and 2008, the Company has recorded a valuation allowance against a portion of its deferred tax assets and it believes that, after considering all of the available objective evidence, including available tax planning strategies, historical and prospective results of operations, with greater weight given to historical evidence, it is more likely than not that a portion of the asset will not be realized. The amount of valuation allowance increased by $2,729 from December 31, 2008 to $6,853 as of December 31, 2009. The primary reason for the increase was the completion of a federal and state research and development tax credit review from 2000 through 2008 in the first quarter of 2009. Should the Company generate net income in 2010 and project net income for 2011 and beyond, the Company may determine, after considering all available objective evidence, that it is more likely than not that all or a portion of its net deferred tax assets would be realized. Should that determination be made, the Company would reverse all or a portion of its deferred tax assets valuation allowance at such time and recognize a reduction of income tax expense (as of December 31, 2009 the amount of any reduction which would impact income tax expense was $5,095). In addition, as a portion of the Company’s deferred tax asset was generated from excess tax deductions from share-based payment awards, pursuant to ASC 718, Compensation—Stock Compensation, a portion of such valuation allowance reversal would be recorded to additional paid-in capital when the deduction reduces taxes payable (as of December 31, 2009 such amount would have been $1,758).

KVH INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008 and 2007

(in thousands except share and per share amounts)

(8)	Income Taxes—(continued)

The Company’s tax planning strategy provides a basis for the realization of a portion of its total domestic deferred tax assets as of December 31, 2009 and 2008. Specifically, as of December 31, 2009 and 2008, the Company had $3,334, respectively, of U.S. net deferred tax assets, which consist of federal net operating loss carry-forwards available to offset future taxable income. The Company’s strategy to utilize these assets is based upon its ability to sell its property located in Middletown, Rhode Island for the express purpose of generating taxable income to utilize these loss carry-forwards before they expire. This tax strategy is not an action that the Company ordinarily would take, but would take, if necessary, to realize tax benefits prior to expiration. The U.S. net deferred tax assets as of December 31, 2009 of $3,334 are derived from the Company’s net estimate that the property sale would generate net taxable gains, should the Company decide to execute on its strategy to utilize the benefit of its net deferred tax assets. Because the realizable value of the Company’s net deferred tax assets is derived from the fair market valuation of the Middletown property, future tax expense and/or benefit are highly correlated to changes in property values in and around the Middletown, Rhode Island area.

The Company’s policy is that undistributed earnings of its foreign subsidiary of $2,818 as of December 31, 2009, are indefinitely reinvested and accordingly, certain U.S. federal and state income taxes have not been provided. Upon distribution of those earnings in the form of dividends or otherwise, the Company will be subject to additional U.S. and state income taxes (less foreign tax credits), as well as withholding taxes in Denmark. The amount of taxes attributable to the undistributed earnings is not practicably determinable.

The Company completed a federal and state research and development tax credit review from 2000 through 2008 in the first quarter of 2009. As a result, the Company recorded additional deferred tax assets related to research and development tax credit carry-forwards of $4,874 at December 31, 2009. Pursuant to the Housing Assistance Tax Act of 2008, the Company has elected to forgo claiming bonus and accelerated depreciation on certain fixed assets in order to obtain refunds on unused research and development tax credit carry-forwards. The Company recorded a $123 federal income tax benefit in each of 2009 and 2008 from the monetization of research and development tax credits.

On January 1, 2007, the Company adopted the guidance issued for accounting for uncertainty in income taxes, which provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements. The Company did not have any material unrecognized tax benefits at January 1, 2007, December 31, 2008 and December 31, 2009. The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. The Company files United States federal, state and Danish income tax returns. In general, the statute of limitations with respect to the Company’s United States federal income taxes has expired for years prior to 2006, and the relevant state statutes vary. However, preceding years remain open to examination by United States Federal and state taxing authorities to the extent of future utilization of net operating losses and research and development tax credits generated in each preceding year. The Company is no longer subject to income tax examinations by the Danish tax authorities for years prior to 2006.

(9)	401(k) Plan

The Company has a 401(k) Plan (the Plan) for all eligible employees. Participants may defer a portion of their pre-tax earnings subject to limits determined by the Internal Revenue Service. Participants age 50 or older may be eligible to make additional contributions. As of December 31, 2009, the Company matches one half of

KVH INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008 and 2007

(in thousands except share and per share amounts)

the first 4% contributed by the Plan participants. The Company’s contributions vest over a four-year period from the date of enrollment in the Plan. Total Company matching contributions were $262, $301 and $328 for the years ended December 31, 2009, 2008, and 2007, respectively. In addition, the Company may make contributions to the Plan at the discretion of the Compensation Committee of the Board of Directors. There were no discretionary contributions in 2009, 2008, and 2007.

(10)	Business and Credit Concentrations

Significant portions of the Company’s net sales are as follows:

	Year Ended December 31,
	2009	2008	2007
Net sales to foreign customers outside the U.S. and Canada	44.0%	35.8%	25.0%
Net sales to Kongsberg Defence & Aerospace AS (Kongsberg)	15.1%	*	*

*	Represents less than 10% of net sales in the respective year.

Net sales to Kongsberg accounted for approximately 15% of the Company’s net sales for the year ended December 31, 2009 and less than 10% of the Company’s net sales for the years ended December 31, 2008 and 2007, respectively. In addition, net sales to a subcontractor to Kongsberg accounted for approximately 7% of the Company’s net sales for the year ended December 31, 2009. The Company’s net sales to this subcontractor were immaterial for the years ended December 31, 2008 and 2007, respectively. The terms and conditions of sales to Kongsberg and the subcontractor to Kongsberg are consistent with the Company’s standard terms and conditions of product sales as discussed in note 1 of the Company’s consolidated financial statements. As of December 31, 2009, Kongsberg and the subcontractor to Kongsberg were current with all outstanding receivable balances. No other individual customer accounted for more than 10% of the Company’s net sales for the years ended December 31, 2009, 2008 and 2007, respectively.

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

The Company operates in two geographic segments, exclusively in the mobile communications, navigation and guidance equipment industry, which it considers to be a single business activity. The Company has two primary product categories: mobile communication and guidance and stabilization. Mobile communication sales and services include marine, land mobile, automotive, and aeronautical communication equipment, such as satellite-based voice, television and Broadband Internet connectivity services. Guidance and stabilization sales and services include sales of commercial marine and defense-related navigation and guidance and stabilization equipment based upon digital compass and fiber optic sensor technology. Guidance and stabilization sales also include development contract revenue.

KVH INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008 and 2007

(in thousands except share and per share amounts)

(11)	Segment Reporting—(continued)

The following table summarizes information regarding the Company’s operations by geographic segment:

	Sales Originating From
Year ended December 31, 2009	North America	Europe	Total
Mobile communication sales to the United States	$32,708	$—	$32,708
Mobile communication sales to Canada	568	—	568
Mobile communication sales to Europe	4,262	8,637	12,899
Mobile communication sales to other geographic areas	662	2,750	3,412
Guidance and stabilization sales to the United States	17,233	—	17,233
Guidance and stabilization sales to Canada	2,897	—	2,897
Guidance and stabilization sales to Europe	15,382	—	15,382
Guidance and stabilization sales to other geographic areas	3,961	—	3,961
Intercompany sales	5,597	247	5,844

Subtotal	83,270	11,634	94,904
Eliminations	(5,597)	(247)	(5,844)

Net sales	$77,673	$11,387	$89,060

Segment net (loss) income	$(489)	$356	$(133)
Depreciation	$2,620	$34	$2,654
Total assets	$92,823	$4,923	$97,746

	Sales Originating From
Year ended December 31, 2008	North America	Europe	Total
Mobile communication sales to the United States	$37,414	$—	$37,414
Mobile communication sales to Canada	1,136	—	1,136
Mobile communication sales to Europe	592	14,885	15,477
Mobile communication sales to other geographic areas	771	4,892	5,663
Guidance and stabilization sales to the United States	12,347	—	12,347
Guidance and stabilization sales to Canada	1,971	—	1,971
Guidance and stabilization sales to Europe	5,966	—	5,966
Guidance and stabilization sales to other geographic areas	2,430	—	2,430
Intercompany sales	11,655	—	11,655

Subtotal	74,282	19,777	94,059
Eliminations	(11,655)	—	(11,655)

Net sales	$62,627	$19,777	$82,404

Segment net income	$1,788	$1,270	$3,058
Depreciation	$2,181	$34	$2,215
Total assets	$89,048	$4,710	$93,758

KVH INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008 and 2007

(in thousands except share and per share amounts)

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

On November 26, 2008, the Company’s Board of Directors authorized a program to repurchase up to one million shares of the Company’s common stock. As of December 31, 2009, 798,676 shares of the Company’s common stock remain available for repurchase under the authorized program. The repurchase program is funded using the Company’s existing cash, cash equivalents, marketable securities and future cash flows. Under the repurchase program, the Company, at management’s discretion, may repurchase shares on the open market from time to time, in privately negotiated transactions or block transactions, or through an accelerated repurchase agreement. The timing of such repurchases depends on availability of shares, price, market conditions, alternative uses of capital, and applicable regulatory requirements. The program may be modified, suspended or terminated at any time without prior notice. The repurchase program has no expiration date. There were no other repurchase programs outstanding during the year ended December 31, 2009, and no repurchase programs expired during the period.

During the years ended December 31, 2009, 2008 and 2007 the Company repurchased 123,044, 837,280 and 241,000 shares of its common stock in open market transactions at a cost of $601, $6,697 and $2,173, respectively.

(13)	Long-Term Aviation Antenna Development and Production Agreement

On February 18, 2008, the Company entered into a $20,055 long-term antenna development and production agreement (the “Agreement”) that was subsequently increased in 2009 to $20,896. Under the terms of the Agreement, the Company designs, develops, and manufactures DIRECTV-compatible satellite television antennas for use on narrowbody commercial aircraft operating in the United States. The Company began shipment of the antennas in the second quarter of 2009. As of December 31, 2009, the Company has incurred $4,669 in research and development costs related to this arrangement. In accordance with ASC 730, Research

KVH INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008 and 2007

(in thousands except share and per share amounts)

(13)	Long-Term Aviation Antenna Development and Production Agreement—(continued)

and Development, and the Agreement, these costs are capitalized as they are incurred and then expensed into costs of product sales as antennas are sold in proportion to the number of antennas delivered versus the total contractual antenna production requirement. The Company expensed $801 of aviation antenna research and development costs into costs of product sales during the year ended December 31, 2009. The net amount of $3,868 in remaining capitalized research and development costs are costs that the Company has a contractual right to recover, and are reflected in other non-current assets as of December 31, 2009.

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

The following tables present financial assets at December 31, 2009 and December 31, 2008 for which the Company measures fair value on a recurring basis, by level, within the fair value hierarchy:

December 31, 2009	Level 1	Level 2	Level 3	Total
Assets
Money market mutual funds	$5,977	—	—	$5,977
Government agency bonds	12,064	—	—	12,064
Government agency discount notes	3,499	—	—	3,499
United States treasuries	11,623	—	—	11,623
Certificates of deposit	2,270	—	—	2,270

December 31, 2008	Level 1	Level 2	Level 3	Total
Assets
Money market mutual funds	$24,047	—	—	$24,047
Government agency bonds	6,060	—	—	6,060
Government agency discount notes	—	—	—	—
United States treasuries	4,064	—	—	4,064
Certificates of deposit	3,509	—	—	3,509

KVH INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008 and 2007

(in thousands except share and per share amounts)

(14)	Fair Value Measurements—(continued)

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

(16)	Quarterly Financial Results (Unaudited)

Financial information for interim periods was as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share amounts)
2009
Product sales	$15,565	$18,129	$18,620	$22,878
Service sales	2,710	3,727	4,023	3,408
Gross profit	5,498	7,779	8,936	10,097
Income tax (benefit) expense	(48)	(16)	94	(291)
Net (loss) income	$(2,557)	$191	$385	$1,847
Net (loss) income per share (a):
Basic and diluted	$(0.18)	$0.01	$0.03	$0.13

2008
Product sales	$21,247	$19,162	$12,325	$17,207
Service sales	1,886	3,153	3,415	4,009
Gross profit	9,741	9,325	6,476	8,180
Income tax expense	193	255	110	90
Net income (loss)	$1,581	$1,984	$(812)	$306
Net income (loss) per share (a):
Basic and diluted	$0.11	$0.14	$(0.06)	$0.02

(a)	Net (loss) income per share is computed independently for each of the quarters. Therefore, the net (loss) income per share for the four quarters may not equal the annual (loss) income per share data.