Form 10-Q
period 2010-03-31
KVH INDUSTRIES INC \DE\
filed 2010-05-04
CIK 1007587

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2010

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Date	Class	Outstanding shares
May 3, 2010	Common Stock, par value $0.01 per share	14,364,301

KVH INDUSTRIES, INC. AND SUBSIDIARIES

Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

KVH INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts, unaudited)

	March 31, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$5,427	$5,871
Marketable securities	36,456	35,433
Accounts receivable, net of allowance for doubtful accounts of approximately $715 as of March 31, 2010 and $844 as of December 31, 2009	18,387	15,803
Inventories	15,176	13,387
Prepaid expenses and other assets	1,889	1,602
Costs and estimated earnings in excess of billings on uncompleted contracts	189	13
Deferred income taxes	17	17

Total current assets	77,541	72,126

Property and equipment, less accumulated depreciation of $22,323 as of March 31, 2010 and $21,503 as of December 31, 2009	16,515	15,777
Other non-current assets	6,719	6,509
Deferred income taxes	3,334	3,334

Total assets	$104,109	$97,746

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,207	$3,611
Accrued compensation and employee-related expenses	3,611	3,577
Accrued other	2,591	1,667
Accrued product warranty costs	1,184	1,084
Accrued professional services	227	419
Deferred revenue	693	961
Current portion of long-term debt	119	117

Total current liabilities	14,632	11,436

Other long-term liabilities	827	902
Long-term debt excluding current portion	3,778	3,808

Total liabilities	19,237	16,146

Commitments and contingencies (notes 3 and 10)
Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 1,000,000 shares; none issued	—	—
Common stock, $0.01 par value. Authorized 20,000,000 shares, 15,528,729 and 15,355,602 shares issued at March 31, 2010 and December 31, 2009; 14,327,405 and 14,154,278 shares outstanding at March 31, 2010 and December 31, 2009, respectively	156	154
Additional paid-in capital	97,518	96,274
Accumulated deficit	(3,340)	(5,406)
Accumulated other comprehensive income	9	49
Less: treasury stock at cost, common stock, 1,201,324 shares as of March 31, 2010 and December 31, 2009	(9,471)	(9,471)

Total stockholders’ equity	84,872	81,600

Total liabilities and stockholders’ equity	$104,109	$97,746

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts, unaudited)

	Three months ended March 31,
	2010	2009
Sales:
Product	$24,034	$15,565
Service	3,948	2,710

Net sales	27,982	18,275

Costs and expenses:
Costs of product sales	13,122	11,090
Costs of service sales	3,056	1,687
Sales, marketing and support	4,498	4,159
Research and development	2,583	2,115
General and administrative	2,364	1,927

Total costs and expenses	25,623	20,978

Income (loss) from operations	2,359	(2,703)
Interest income	91	112
Interest expense	23	12
Other income (expense), net	30	(2)

Income (loss) before income taxes	2,457	(2,605)
Income tax expense (benefit)	391	(48)

Net income (loss)	$2,066	$(2,557)

Per share information:
Net income (loss) per share
Basic	$0.15	$(0.18)

Diluted	$0.14	$(0.18)

Number of shares used in per share calculation:
Basic	14,222	14,011

Diluted	14,763	14,011

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Three months ended March 31,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$2,066	$(2,557)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	826	591
Compensation expense related to awards and employee stock purchase plan	568	389
Provision for doubtful accounts	73	311
Changes in operating assets and liabilities:
Accounts receivable	(2,657)	1,767
Costs and estimated earnings in excess of billings on uncompleted contracts	(176)	(18)
Inventories	(1,789)	1,076
Prepaid expenses and other assets	(287)	(447)
Other non-current assets	(210)	(674)
Accounts payable	2,596	(2,733)
Accrued expenses	853	(290)
Deferred revenue	(268)	—
Other long-term liabilities	(75)	—

Net cash provided by (used in) operating activities	1,520	(2,585)

Cash flows from investing activities:
Purchases of marketable securities	(11,714)	(4,815)
Maturities and sales of marketable securities	10,651	9,205
Capital expenditures	(1,564)	(260)

Net cash (used in) provided by investing activities	(2,627)	4,130

Cash flows from financing activities:
Repayments of mortgage loan	(28)	(2,026)
Proceeds from employee stock purchase plan	15	50
Payments of employee restricted stock withholdings	(482)	(47)
Proceeds from stock options exercised	1,158	—
Repurchase of common stock	—	(601)

Net cash provided by (used in) financing activities	663	(2,624)

Net decrease in cash and cash equivalents	(444)	(1,079)
Cash and cash equivalents at beginning of period	5,871	4,979

Cash and cash equivalents at end of period	$5,427	$3,900

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARIES

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

(2) Basis of Presentation

The accompanying condensed consolidated financial statements of KVH Industries, Inc. and its wholly owned subsidiaries, KVH Europe A/S and KVH Industries Asia Pte. Ltd. (collectively, KVH or the Company), have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission regarding interim financial reporting. Given that KVH Europe A/S and KVH Industries Asia Pte. Ltd. operate as the Company’s European and Asian international distributors, all of their operating expenses are reflected within sales, marketing and support within the accompanying condensed consolidated statements of operations. All significant intercompany accounts and transactions have been eliminated in consolidation. The condensed consolidated financial statements have not been audited by our independent registered public accounting firm, but include all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations, and cash flows for the periods presented. These condensed consolidated financial statements do not include all disclosures associated with annual financial statements and accordingly should be read in conjunction with the Company’s consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 filed on March 9, 2010 with the Securities and Exchange Commission. The results for the three months ended March 31, 2010 are not necessarily indicative of operating results for the remainder of the year.

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

KVH INDUSTRIES, INC. AND SUBSIDIARIES

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

(4) Stock-Based Compensation

The Company recognizes stock-based compensation in accordance with the provisions of Accounting Standards Codification (ASC) 718, Compensation-Stock Based Compensation. Stock-based compensation expense was $568 and $389 for the three months ended March 31, 2010 and March 31, 2009, respectively. As of March 31, 2010, there was $539 of total unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted-average period of 1.97 years. As of March 31, 2010, there was $3,720 of total unrecognized compensation expense related to restricted stock awards, which is expected to be recognized over a weighted-average period of 3.02 years.

The Company granted 175,000 restricted stock awards to employees under the terms of the Amended and Restated 2006 Stock Incentive Plan during the three months ended March 31, 2010. The restricted stock awards vest ratably over four years from the date of grant subject to the recipient remaining employed through the applicable vesting dates. Compensation expense for restricted stock awards is measured at fair value on the date of grant based on the number of shares granted and the quoted market closing price of the Company’s common stock. Such value is recognized as expense over the vesting period of the award, net of estimated forfeitures.

(5) Net Income (Loss) per Common Share

Basic net income (loss) per share is calculated based on the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share incorporates the dilutive effect of common stock equivalent options, warrants and other convertible securities, if any, as determined with the treasury stock accounting method. Common stock equivalents related to options for 809,575 shares of common stock for the three months ended March 31, 2010, have been excluded from the fully diluted calculation of net income per share, as inclusion would be anti-dilutive.

A reconciliation of the basic and diluted weighted average common shares outstanding is as follows:

	Three months ended March 31,
	2010	2009
Weighted average common shares outstanding – basic	14,222,362	14,011,448
Dilutive common shares issuable in connection with stock plans	540,311	—

Weighted average common shares outstanding – diluted	14,762,673	14,011,448

(6) Inventories

Inventories are stated at the lower of cost or market using the first-in first-out costing method. Inventories as of March 31, 2010 and December 31, 2009 include the costs of material, labor, and factory overhead. Components of inventories consist of the following:

	March 31, 2010	December 31, 2009
Raw materials	$11,147	$9,121
Work in process	1,270	1,118
Finished goods	2,759	3,148

	$15,176	$13,387

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

	Three months ended March 31,
	2010	2009
Net income (loss)	$2,066	$(2,557)
Unrealized loss on available-for-sale securities	(40)	(55)

Total comprehensive income (loss)	$2,026	$(2,612)

KVH INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited, all amounts in thousands except share and per share amounts)

(8) Product Warranty

The Company’s products carry limited warranties that range from one to three years and vary by product. The warranty period begins on the date of retail purchase by the original purchaser. The Company accrues estimated product warranty costs at the time of sale and any additional amounts are recorded when such costs are probable and can be reasonably estimated. Factors that affect the Company’s warranty liability include the number of units sold, historical and anticipated rates of warranty repairs and the estimated cost per repair. Warranty and related costs are reflected within sales, marketing and support in the accompanying statements of operations. As of March 31, 2010 and December 31, 2009, the Company had accrued product warranty costs of $1,184 and $1,084, respectively. The following table summarizes product warranty activity for the periods presented:

	Three months ended March 31,
	2010	2009
Beginning balance	$1,084	$1,139
Charges to expense	250	242
Costs incurred	(150)	(318)

Ending balance	$1,184	$1,063

(9) Segment Reporting

Under common operational management, the Company designs, develops, manufactures and markets its navigation, guidance and stabilization and mobile communication products for use in a wide variety of applications. Products are generally sold directly to third-party consumer electronic dealers and retailers, original equipment manufacturers, government contractors or to U.S. and other foreign government agencies. Primarily, sales originating in North America consist of sales within the United States and Canada and, to a lesser extent, Mexico, Asia/Pacific and some Latin and South American countries. North American sales also include all guidance and stabilization product sales throughout the world. Sales originating from the Company’s Denmark subsidiary principally consist of sales into all European countries, both inside and outside the European Union, as well as Africa, the Middle East and India. Sales originating from the Company’s Singapore subsidiary principally consist of sales to Asian countries.

The Company operates in two geographic segments, exclusively in the mobile communications, navigation and guidance equipment industry, which it considers to be a single business activity. The Company has two primary product categories: mobile communication and guidance and stabilization. Mobile communication sales and services include marine, land mobile, automotive, and aeronautical communication equipment and satellite-based voice, television and Broadband Internet connectivity services. Guidance and stabilization sales and services include sales of commercial marine and defense-related navigation and guidance and stabilization equipment based upon digital compass and fiber optic sensor technology. Guidance and stabilization sales also include development contract revenue.

The following table summarizes information regarding the Company’s operations by geographic segment:

	Sales Originating From
	North America	Europe	Asia	Total
Three months ended March 31, 2010
Mobile communication sales to the United States	$11,483	$—	$—	$11,483
Mobile communication sales to Canada	236	—	—	236
Mobile communication sales to Europe	136	2,845	—	2,981
Mobile communication sales to other geographic areas	245	1,117	—	1,362
Guidance and stabilization sales to the United States	4,864	—	—	4,864
Guidance and stabilization sales to Canada	912	—	—	912
Guidance and stabilization sales to Europe	5,274	—	—	5,274
Guidance and stabilization sales to other geographic areas	870	—	—	870
Intercompany sales	2,253	64	—	2,317

Subtotal	26,273	4,026	—	30,299

KVH INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited, all amounts in thousands except share and per share amounts)

	Sales Originating From
	North America	Europe	Asia	Total
Eliminations	(2,253)	(64)	—	(2,317)

Net sales	$24,020	$3,962	$—	$27,982

Segment net income	$1,873	$193	$—	$2,066
Depreciation	$818	$8	$—	$826
Total assets	$97,124	$6,985	$—	$104,109

Three months ended March 31, 2009
	Sales Originating From
	North America	Europe	Total
Mobile communication sales to the United States	$6,690	$—	$6,690
Mobile communication sales to Canada	213	—	213
Mobile communication sales to Europe	619	2,612	3,231
Mobile communication sales to other geographic areas	162	751	913
Guidance and stabilization sales to the United States	2,959	—	2,959
Guidance and stabilization sales to Canada	368	—	368
Guidance and stabilization sales to Europe	2,846	—	2,846
Guidance and stabilization sales to other geographic areas	1,055	—	1,055
Intercompany sales	1,520	—	1,520

Subtotal	16,432	3,363	19,795
Eliminations	(1,520)	—	(1,520)

Net sales	$14,912	$3,363	$18,275

Segment net (loss) income	$(2,710)	$153	$(2,557)
Depreciation	$584	$7	$591
Total assets	$81,143	$4,744	$85,887

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

(11) Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued new accounting guidance which amends the evaluation criteria to identify the primary beneficiary of a variable interest entity (VIE) and requires ongoing reassessment of whether an enterprise is the primary beneficiary of the VIE. The new guidance significantly changes the consolidation rules for VIEs including the consolidation of common structures, such as joint ventures, equity method investments and collaboration arrangements. The guidance is applicable to all new and existing VIEs. The provisions of this new accounting guidance is effective for interim and annual reporting periods beginning after November 15, 2009 and became effective for the Company for the three months ended March 31, 2010. The adoption of this guidance did not have a material impact on the Company’s financial position or results of operations.

In October 2009, the FASB issued new accounting guidance related to revenue recognition for arrangements with multiple deliverables. This guidance eliminates the residual method of allocation and requires the relative selling price method when allocating deliverables of a multiple deliverable revenue arrangement. The determination of the selling price for each deliverable requires the use of a hierarchy designed to maximize the use of available objective evidence, including vendor specific objective evidence, third party evidence of selling price, or estimated selling price. The guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, and must be adopted in the same period using the same transition method. If adoption is elected in a period other than the beginning of a fiscal year, the amendments in these standards must be applied retrospectively to the beginning of the fiscal year. Full retrospective application of these amendments to prior fiscal years is optional. Early adoption of these standards may be elected. The Company adopted these standards effective January 1, 2010. The adoption of this guidance did not have a material impact on the Company’s financial position or results of operations.

In October 2009, the FASB issued new accounting guidance related to certain revenue arrangements that include software elements. Previously, companies that sold tangible products with “more than incidental” software were required to apply software revenue recognition guidance. This guidance often delayed revenue recognition for the delivery of the tangible product. Under the new guidance, tangible products that have software components that are “essential to the functionality” of the tangible product will be excluded from the software revenue recognition guidance. The new guidance will include factors to help

KVH INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited, all amounts in thousands except share and per share amounts)

companies determine what is “essential to the functionality.” Software-enabled products will now be subject to other revenue guidance and will likely follow the guidance for multiple element arrangements issued by the FASB in October 2009. The new guidance is to be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted. If a vendor elects earlier application and the first reporting period of adoption is not the first reporting period in the vendor’s fiscal year, the guidance must be applied through retrospective application from the beginning of the vendor’s fiscal year and the vendor must disclose the effect of the change to those previously reported periods. The Company adopted this guidance effective January 1, 2010. The adoption of this guidance did not have a material impact on the Company’s financial position or results of operations.

In January 2010, the FASB issued amended standards that require additional fair value disclosures. These amended standards require disclosures about inputs and valuation techniques used to measure fair value as well as disclosures about significant transfers, beginning in the first quarter of 2010. The Company adopted these amended standards on January 1, 2010, and there was no impact to the Company’s financial position or results of operations upon adoption. Additionally, these amended standards require presentation of disaggregated activity within the reconciliation for fair value measurements using significant unobservable inputs (Level 3), beginning in the first quarter of 2011. The Company does not expect the adoption of this guidance to significantly impact the Company’s financial position or results of operations.

In February 2010, the FASB issued amended guidance on subsequent events to alleviate potential conflicts between FASB guidance and SEC requirements. Under this amended guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This guidance was effective immediately and the Company adopted these new requirements for the period ended March 31, 2010. The adoption of this guidance did not have a material impact on the Company’s financial position or results of operations.

(12) Share Buyback Program

On November 26, 2008, the Company’s Board of Directors authorized a program to repurchase up to one million shares of the Company’s common stock. As of March 31, 2010, 798,676 shares of the Company’s common stock remain available for repurchase under the authorized program. The repurchase program is funded using the Company’s existing cash, cash equivalents, marketable securities and future cash flows. Under the repurchase program, the Company, at management’s discretion, may repurchase shares on the open market from time to time, in privately negotiated transactions or block transactions, or through an accelerated repurchase agreement. The timing of such repurchases depends on availability of shares, price, market conditions, alternative uses of capital, and applicable regulatory requirements. The program may be modified, suspended or terminated at any time without prior notice. The repurchase program has no expiration date. There were no other repurchase programs outstanding during the three months ended March 31, 2010 and no repurchase programs expired during the period.

The Company did not repurchase any shares of its common stock in the three months ended March 31, 2010.

(13) Long-Term Aviation Antenna Development and Production Agreement

On February 18, 2008, the Company entered into a $20,055 long-term antenna development and production agreement (the “Agreement”) that was subsequently increased in 2009 to $20,896. Under the terms of the Agreement, the Company designs, develops, and manufactures DIRECTV-compatible satellite television antennas for use on narrowbody commercial aircraft operating in the United States. The Company began shipment of the antennas in the second quarter of 2009. As of March 31, 2010, the Company has incurred $4,669 in research and development costs related to this arrangement. In accordance with ASC 730, Research and Development, and the Agreement, these costs are capitalized as they are incurred and then expensed into costs of product sales as antennas are sold in proportion to the number of antennas delivered versus the total contractual antenna production requirement. The Company expensed $667 of aviation antenna research and development costs into costs of product sales during the three months ended March 31, 2010. The net amount of $3,201 in remaining capitalized research and development costs are costs that the Company has a contractual right to recover, and are reflected in other non-current assets as of March 31, 2010.

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

Level 1:	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. The Company’s Level 1 assets are investments in money market mutual funds, government agency bonds, government agency discount notes, corporate notes, United States treasuries and certificates of deposit.

KVH INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited, all amounts in thousands except share and per share amounts)

Level 2:	Quoted prices for similar assets or liabilities in active markets; or observable prices that are based on observable market data, based on directly or indirectly market-corroborated inputs. The Company has no Level 2 inputs.

Level 3:	Unobservable inputs that are supported by little or no market activity, and are developed based on the best information available given the circumstances. The Company has no Level 3 inputs.

Assets and liabilities measured at fair value are based on one or more of three valuation techniques. The three valuation techniques are identified in the table below and are as follows:

(a)	Market approach—prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities

(b)	Cost approach—amount that would be required to replace the service capacity of an asset (replacement cost)

(c)	Income approach—techniques to convert future amounts to a single present amount based on market expectations (including present value techniques, option-pricing and excess earnings models)

The following tables present financial assets at March 31, 2010 and March 31, 2009 for which the Company measures fair value on a recurring basis, by level, within the fair value hierarchy:

March 31, 2010	Total	Level 1	Level 2	Level 3	Valuation Technique
Assets
Government agency bonds	$14,026	$14,026	$—	$—	(a	)
Money market mutual funds	10,921	10,921	—	—	(a	)
United States treasuries	6,090	6,090	—	—	(a	)
Certificates of deposit	2,376	2,376	—	—	(a	)
Government agency discount notes	1,998	1,998	—	—	(a	)
Corporate notes	1,045	1,045	—	—	(a	)

March 31, 2009	Total	Level 1	Level 2	Level 3	Valuation Technique
Assets
Money market mutual funds	$16,212	$16,212	$—	$—	(a	)
Government agency bonds	10,071	10,071	—	—	(a	)
United States treasuries	4,064	4,064	—	—	(a	)
Certificates of deposit	2,889	2,889	—	—	(a	)

Certain financial instruments are carried at cost on the condensed consolidated balance sheets, which approximates fair value due to their short-term, highly liquid nature. These instruments include cash and cash equivalents, accounts receivable, accounts payable and accrued expenses.

KVH INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited, all amounts in thousands except share and per share amounts)

(15) Business and Credit Concentrations

Significant portions of the Company’s net sales are as follows:

	Three months ended March 31,
	2010	2009
Net sales to foreign customers outside the U.S. and Canada	41.6%	47.2%
Net sales to Customer A	17.0%	13.3%
Net sales to Customer B	10.7%	*

*	Represents less than 10% of net sales in the respective year.

Net sales to Customer A accounted for approximately 17% and 13% of the Company’s net sales for the three months ended March 31, 2010 and March 31, 2009, respectively. In addition, net sales to a subcontractor to Customer A accounted for approximately 8% of the Company’s net sales for the three months ended March 31, 2010. The terms and conditions of sales to Customer A and the subcontractor to Customer A are consistent with the Company’s standard terms and conditions of product sales. Customer A and the subcontractor to Customer A are current with all outstanding receivable balances.

Net sales to Customer B accounted for approximately 11% of the Company’s net sales for the three months ended March 31, 2010 and 0% of the Company’s net sales for the three months ended March 31, 2009. The terms and conditions of sales to Customer B are consistent with the Company’s standard terms and conditions of product sales. Customer B is current with all outstanding receivable balances.

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

Our operating performance depends significantly on general economic conditions, which have worsened dramatically in recent periods. Net sales of our mobile communications products are largely generated by discretionary consumer spending, and demand for these products is likely to demonstrate slower growth or decline as a result of weak regional and global economic conditions. Consumer spending tends to decline during recessionary periods and may decline at other times. Consumers may choose not to purchase our mobile communications products due to a perception that they are luxury items. As global and regional economic conditions change, including the general level of interest rates, fluctuating oil prices and demand for durable consumer products, demand for our products could be materially and adversely affected. As a result of these and other factors, customers could slow or suspend spending on our products and services. We may also incur increased credit losses and may need to further increase our allowance for doubtful accounts, which would have a negative impact on our earnings and financial condition. We cannot predict the timing, duration or ultimate impact of the current economic downturn. We expect our business to continue to be adversely impacted by this downturn.

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

We generate sales primarily from the sale of our mobile satellite systems and services and our guidance and stabilization products and services. The following table provides, for the periods indicated, our sales by industry category:

	Three months ended March 31,
	2010	2009
	(in thousands)
Mobile communications	$16,062	$11,047
Guidance and stabilization	11,920	7,228

Net sales	$27,982	$18,275

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

Critical Accounting Policies and Significant Estimates

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, sales and expenses, and related disclosure at the date of our financial statements. Our significant accounting policies are summarized in note 1 of the notes to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2009.

As described in our Form 10-K for the year ended December 31, 2009, our most critical accounting policies and estimates upon which our consolidated financial statements were prepared were those relating to revenue recognition, allowances for accounts receivable, inventories, income taxes and deferred income tax assets and liabilities and warranty. We have reviewed our policies and determined that these remain our most critical accounting policies for the quarter ended March 31, 2010. Readers should refer to our 2009 Form 10-K under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” for the detailed descriptions of these policies.

Results of Operations

The following table provides, for the periods indicated, certain financial data expressed as a percentage of sales:

	Three months ended March 31,
	2010	2009
Sales:
Product	85.9%	85.2%
Service	14.1	14.8

Net sales	100.0	100.0

Costs and expenses:
Costs of product sales	46.9	60.7
Costs of service sales	10.9	9.2
Sales, marketing and support	16.1	22.8
Research and development	9.2	11.6
General and administrative	8.5	10.5

Total costs and expenses	91.6	114.8

Income (loss) from operations	8.4	(14.8)
Interest income	0.3	0.6
Interest expense	0.0	0.1
Other income (expense), net	0.1	0.0

Income (loss) before income taxes	8.8	(14.3)
Income tax expense (benefit)	1.4	(0.3)

Net income (loss)	7.4%	(14.0)%

Three Months Ended March 31, 2010 and 2009

Net Sales

Product sales for the three months ended March 31, 2010 increased $8.5 million, or 54%, to $24.0 million from $15.6 million for the three months ended March 31, 2009. The primary reason for the increase was a $4.7 million, or 70%, increase in sales of our guidance and stabilization products. Specifically, sales of our FOG products increased $4.5 million, or 95%, driven largely by increased sales in support of remotely operated weapons station programs. Although our expectation is that FOG product sales will continue to increase in support of various customer programs, including remotely operated weapons stations, we do not expect such a level of growth rate to continue. Also contributing to the guidance and stabilization product sales increase was a $0.2 million increase in sales related to our legacy navigation and TACNAV products.

Mobile communication product sales for the three months ended March 31, 2010 increased $3.8 million, or 43%, to $12.6 million from $8.8 million for the three months ended March 31, 2009. The primary reason for the increase was a $3.0 million increase in sales of our DIRECTV-compatible satellite television antenna used on narrowbody commercial aircraft. We began shipping this antenna to LiveTV in the second quarter of 2009. Also contributing to the increase in mobile communication product sales was an increase in sales of our marine products of $0.5 million, or 6%, compared with three months ended March 31, 2009, driven primarily by demand for our TracVision HD7 satellite television product that we launched in the fourth quarter of 2009 as well as sales of our TracVision M7 satellite television product and, to a lesser extent, sales of the TracPhone V7 product. In addition, sales of our land mobile products increased $0.3 million, or 29%, compared to the three months ended March 31, 2009, driven primarily by increased sales to original equipment manufacturers in the recreational vehicle market. Mobile communications product sales originating from our Danish subsidiary increased $1.1 million, or 38%, from the three months ended March 31, 2009 to the three months ended March 31, 2010. Mobile communications product sales originating from North America increased $2.7 million, or 45%, from the three months ended March 31, 2009 to the three months ended March 31, 2010.

Service sales for the three months ended March 31, 2010 increased $1.2 million, or 46%, to $3.9 million from $2.7 million for the three months ended March 31, 2009. The primary reason for the increase was a $1.5 million increase in airtime sales for our mini-VSAT Broadband service that we launched in the fourth quarter of 2007, and a $0.1 million increase in contracted engineering services primarily related to our TACNAV product. Partially offsetting this increase was a decline in service repair sales and Inmarsat airtime sales of $0.4 million. The decrease in service repair sales was driven by a reduction in repair service for marine and land mobile products, as well as a decrease in repair service for navigation products for military vehicles. The decrease in Inmarsat airtime sales is partly related to our success in transitioning Inmarsat customers to our mini-VSAT Broadband service in 2009 and in the first quarter of 2010 and to weaker leisure markets.

Cost of Sales

For the three months ended March 31, 2010, costs of product sales increased by $2.0 million, or 18%, to $13.1 million for the three month ended March 31, 2010 from $11.1 million for the three months ended March 31, 2009. The primary reason for the increase was the increase in unit sales of FOG products. Also contributing to the increase was an increase in unit sales of our DIRECTV-compatible satellite television antenna used on narrowbody commercial aircraft, and to a lesser extent, an increase in unit sales of marine and land mobile communication products.

Costs of service sales increased by $1.4 million, or 81%, to $3.1 million for the three month ended March 31, 2010 from $1.7 million for the three months ended March 31, 2009. The primary reason for the increase was a $1.4 million increase in airtime costs of sales for our mini-VSAT Broadband service that we launched in the fourth quarter of 2007.

Gross margin from product sales for the three months ended March 31, 2010 increased to 45% from 29% in the year-ago period. The primary reason for the increase in gross margin was a 95% increase in our relatively higher margin guidance and stabilization product sales and a 43% increase in our mobile communication product sales resulting in improved utilization of production capacity for fiber optic gyros and mobile communication products for the three months ended March 31, 2010. Also contributing to the gross margin improvement was a $0.4 million decrease in inventory reserve costs.

Gross margin from service sales for the three months ended March 31, 2010 decreased to 23% from 38% in the year-ago period, primarily as a result of increased costs related to the build out and operations of the network and support infrastructure for our mini-VSAT Broadband service. In the near term, we expect these costs to continue to grow more rapidly than the number of subscribers for, and revenues from, our mini-VSAT Broadband service. Partially offsetting the decrease was a $0.3 million termination fee received associated with the cancellation of a TACNAV service repair refurbishment program. Service margins will be under pressure throughout 2010, potentially showing some unfavorable variability quarter to quarter due to changes in mix of type of service. As we complete the current global roll-out of the mini-VSAT Broadband network during 2010, assuming mini-VSAT sales continue to grow as a percentage of total service sales, we expect to see some initial improvement in these margins during the second half of 2010.

Operating Expenses

Sales, marketing and support expense for the three months ended March 31, 2010 increased by $0.3 million, or 8%, to $4.5 million from $4.2 million for the three months ended March 31, 2009. The primary reason for the increase in 2010 was a $0.2 million increase in employee and consultant compensation for sales, marketing and support, primarily in connection with the global expansion of our mini-VSAT Broadband satellite communication service. Also contributing to the increase was a $0.1 million increase for demonstration equipment and trade shows, and a $0.1 million increase in sales, marketing and support expense of our Danish subsidiary. Contributing to the increase in sales, marketing and support expense of our Danish subsidiary was a 6% increase in the average valuation of Danish Krone versus the U.S. dollar year-over-year. Partially offsetting the increase was a $0.2 million decrease in bad debt expense. As a percentage of sales, sales, marketing and support expense decreased during the quarter ended March 31, 2010 to 16% from 23% for the quarter ended March 31, 2009, due primarily to the increase in overall product and service sales discussed above.

Research and development expense for the three months ended March 31, 2010 increased by $0.5 million, or 22%, to $2.6 million from $2.1 million for the three months ended March 31, 2009. All research and development costs are expensed as incurred, excluding the aviation antenna development costs related to the development project for LiveTV, which are capitalized, as we have a contractual right to recover such costs (see note 13 to the condensed consolidated financial statements). The primary reason for the increase in 2010 expense was the core completion of the development project for the DIRECTV-compatible satellite television antenna to be used on narrowbody commercial aircraft. The project was substantially complete in the second quarter of 2009 and resulted in a $0.6 million decrease in the capitalization of aviation antenna development costs during the first quarter of 2010 versus the first quarter of 2009 and a corresponding increase in research and development expense. Partially offsetting the increase was $0.1 million decrease in research and development related consulting fees. As a percentage of sales, research and development expense decreased during the quarter ended March 31, 2010 to 9% from 12% for the quarter ended March 31, 2009, due primarily to the increase in overall product and service sales discussed above.

General and administrative expense for the three months ended March 31, 2010 increased by $0.4 million, or 23%, to $2.4 million from $1.9 million for the three months ended March 31, 2009. The primary reason for the increase in 2010 expense was a $0.3 million increase in general and administrative related employee compensation, primarily as a result of an increase in accrued performance based incentive compensation and stock compensation expense, and to a lesser extent an increase in general and administrative staffing . Also contributing to the increase was a $0.1 million increase in legal and consulting fees associated with licensing arrangements in connection with the global expansion of our mini-VSAT Broadband satellite communication service. As a percentage of sales, general and administrative expense decreased during the quarter ended March 31, 2010 to 8% from 11% for the quarter ended March 31, 2009, due primarily to the increase in overall product and service sales discussed above.

Interest Income and Other Income (Expense)

Interest income and other income for the three months ended March 31, 2010 was $0.1 million, which was consistent with interest income and other expense for the three months ended March 31, 2010.

Income Tax Expense

Income tax expense for the three months ended March 31, 2010 increased by $0.4 million to $0.4 million from $0.0 million for the three months ended March 31, 2009. Our effective tax rate was 15.9% for the three months ended March 31, 2010 compared to (1.8)% for the year-ago period. The primary reason for the increase in 2010 was our $2.5 million pre-tax income versus a net loss in 2009. We expect that substantially all of our 2010 federal taxable income generated from our U.S. operations, if any, will be offset by federal research and development tax credits generated by us in prior years, subject to the limitations of federal alternative minimum tax. Accordingly, we expect that any tax expense generated by our U.S. operations in 2010 will be made up primarily of federal alternative minimum tax and to a lesser extent certain state tax expense. Taxable income generated by our subsidiary in Denmark will be subject to taxation at the Danish statutory rates as we have no net operating loss carry-forwards or tax credits available to offset current or future taxable income in that jurisdiction. We currently estimate our overall income tax rate to be approximately 30% for the remaining nine months of the year, as we move to an annual effective tax rate calculation.

We regularly evaluate our valuation allowance recorded against our net deferred tax assets. Should we generate net income in 2010 and project net income for 2011 and beyond, we may determine, after considering all available evidence, that it is more likely than not that all or some additional portion of our net deferred tax assets would be realized. Should that determination be made, we would reverse all or a portion of the valuation allowance at such time and recognize a reduction of income tax expense (as of March 31, 2010, the maximum amount of reduction which could impact income tax expense totaled approximately $4.4 million). In addition, as a portion of our deferred tax assets were generated from excess tax deductions from share-based payment awards, pursuant to ASC 718, Compensation-Stock Compensation, a portion of any such valuation allowance reversal would be recorded to additional paid-in capital when the deduction reduces tax payable (as of March 31, 2010, such amount would total approximately $1.9 million).

Liquidity and Capital Resources

We have historically funded our operations primarily from operating cash flows, net proceeds from public and private equity offerings, bank financings and proceeds received from exercises of stock options. As of March 31, 2010, we had $41.9 million in cash, cash equivalents and marketable securities and $62.9 million in working capital.

Net cash provided by operations was $1.5 million for the three months ended March 31, 2010 as compared to net cash used in operations of $2.6 million for the three months ended March 31, 2009. The increase is primarily due to a $6.5 million decrease in cash outflows related to changes in accounts payable and accrued expenses, a $4.6 million increase in net income, and a $0.5 million decrease in cash outflows related to other non-current assets. This decrease in cash outflows was partially offset by a $4.4 million decrease in cash inflows attributable to changes in accounts receivable, primarily due to the timing of shipments in first quarter of 2010, a $2.9 million increase in cash outflows related to increased inventory levels, and a $0.3 million decrease in cash inflows related to deferred revenue.

Net cash used in investing activities was $2.6 million for the three months ended March 31, 2010 as compared to net cash provided by investing activities of $4.1 million for the three months ended March 31, 2009. The decrease is primarily due to a $5.5 million increase in our net investment in marketable securities as well as a $1.3 million increase in capital expenditures. The increase in capital expenditures was due primarily to our initiative for the global expansion of our min-VSAT Broadband satellite communication products and service.

Net cash provided by financing activities was $0.7 million for the three months ended March 31, 2010 as compared to net cash used in financing activities of $2.6 million for the three months ended March 31, 2009. The increase is primarily due to a $2.0 million decrease in repayments of our mortgage loan, as we made a $2.0 million balloon payment to pay off our former mortgage loan in the first quarter of 2009. Also contributing to the increase in net cash provided by financing activities was a $1.2 million increase in proceeds from stock options exercised and a $0.6 million decrease in repurchases of common stock. Partially offsetting the increase in cash provided by financing activities was a $0.4 million increase in payments of employee restricted stock withholdings.

On April 6, 2009, we entered into a mortgage loan in the amount of $4.0 million related to our headquarters facility in Middletown, Rhode Island. The loan term is 10 years, with a principal amortization of 20 years, and the interest rate will be a rate per year adjusted periodically based on a defined interest period equal to the BBA LIBOR Rate plus 2.25 percentage points. Land, building and improvements with an approximate carrying value of $5.1 million as of March 31, 2010 secure the mortgage loan. The monthly mortgage payment is approximately $9,400 plus interest and increases in increments of approximately $600 each year throughout the life of the mortgage. Due to the difference in the term of the loan and amortization of the principal, a balloon payment of $2.6 million is due on April 1, 2019. The loan contains one financial covenant, a Fixed Charge Coverage Ratio, which applies in the event that our consolidated cash, cash equivalents and marketable securities balance falls below $25.0 million at any time. As our consolidated cash, cash equivalents and marketable securities balance was above $25.0 million for the three months ended March 31, 2010, the Fixed Charge Coverage Ratio did not apply. Under the mortgage loan we may prepay our outstanding loan balance subject to certain early termination charges as defined in the mortgage loan agreement. If we were to default on our mortgage loan, the land, building and improvements would be used as collateral.

Currently, we have a revolving loan agreement with a bank that provides for a maximum available credit of $15.0 million and will expire on December 31, 2011. We pay interest on any outstanding amounts at a rate equal to, at our option, BBA LIBOR Daily Floating Rate plus 1.75%, or the Eurodollar Rate plus 1.75%. The line of credit contains two financial covenants, a Leverage Ratio and a Fixed Charge Coverage Ratio, that apply in the event that our consolidated cash, cash equivalents and marketable securities balance falls below $25.0 million at any time. As our consolidated cash, cash equivalents and marketable securities balance was above $25.0 million throughout the three months ended March 31, 2010, the Leverage Ratio and Fixed Charge Coverage Ratio did not apply. We may terminate the loan agreement prior to its full term without penalty, provided we give 30 days advance written notice to the bank. As of March 31, 2010, no borrowings were outstanding under the facility.

On November 26, 2008, our Board of Directors authorized a program to repurchase up to one million shares of our common stock. The share repurchase program is funded using our existing cash, cash equivalents, marketable securities and future cash flows. We did not repurchase any shares of our common stock during the three months ended March 31, 2010 under the program.

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

We believe that the $41.9 million we hold in cash, cash equivalents and marketable securities, together with our other existing working capital and cash flows from operations, will be adequate to meet planned operating and capital requirements through at least the next twelve months. However, as the need or opportunity arises, we may seek to raise additional capital through public or private sales of securities or through additional debt financing. There are no assurances that we will be able to obtain any additional funding or that such funding will be available on terms acceptable to us.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk exposure is in the area of foreign currency exchange risk. We are exposed to currency exchange rate fluctuations related to our subsidiary operations in Denmark. Certain transactions in Denmark are made in the Danish Krone or Euro, yet are reported in the U.S. dollar, the functional currency. For foreign currency exposures existing at March 31, 2010, a 10% unfavorable movement in the foreign exchange rates for our subsidiary location would not expose us to material losses in earnings or cash flows.

From time to time, we purchase foreign currency forward contracts generally having durations of no more than five months. These forward contracts are intended to offset the impact of exchange rate fluctuations on cash flows of our Danish subsidiary. Foreign exchange contracts are accounted for as cash flow hedges and are recorded on the balance sheet at fair value until executed. Changes in the fair value are recognized in earnings. We did not enter into any such contracts during the three months ended March 31, 2010.

The primary objective of our investment activities is to preserve principal and maintain liquidity, while at the same time maximize income. We have not entered into any instruments for trading purposes. Some of the securities that we invest in may have market risk. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities that can include commercial paper, United States treasuries, certificates of deposit, investment grade asset-backed corporate securities, money market mutual funds and government agency and non-government debt securities. As of March 31, 2010, a hypothetical 100 basis-point increase in interest rates would result in an immaterial decrease in the fair value of our investments that have maturities of greater than one year. Due to the conservative nature of our investments and the relatively short duration of their maturities, we believe interest rate risk is substantially mitigated. As of March 31, 2010, 67% of the $36.5 million classified as available-for-sale marketable securities will mature or reset within one year. Accordingly, long-term interest rate risk is not considered material. We do not invest in any financial instruments denominated in foreign currencies as of March 31, 2010.

To the extent that we borrow against our variable-rate credit facility, we will be subject to interest rate risk. There were no borrowings outstanding at March 31, 2010.

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

Under the supervision and with the participation of our CEO and CFO, our management has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this interim report. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2010.

Evaluation of Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of our CEO and CFO, our management has evaluated our internal control over financial reporting during the first quarter of 2010. Based on that evaluation, our CEO and CFO did not identify any change in our internal control over financial reporting during the first quarter of 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Worldwide economic conditions have experienced a significant downturn over the last two years, including slower economic activity, tightened credit markets, inflation and deflation concerns, decreased consumer confidence, reduced corporate profits, reduced or canceled capital spending, adverse business conditions and liquidity concerns. These conditions make it difficult for businesses, governments and consumers to accurately forecast and plan future activities. Although net sales of our FOG products increased $4.5 million, or 95%, from the three months ended March 31, 2009 to the three months ended March 31, 2010 driven largely by increased sales in support of remotely operated weapons station programs to European and U.S. contractors that sell to the U.S. government, there can be no assurance that such an increase will continue in the future. Governments are experiencing significant declines in tax receipts, which may cause them to curtail spending significantly or reallocate funds away from defense programs. There can be no assurances that government responses to the disruptions in the economy will remedy these problems. As a result of these and other factors, customers could slow or suspend spending on our products and services. We may also incur increased credit losses and need to increase our allowance for doubtful accounts, which would have a negative impact on our earnings and financial condition. We cannot predict the timing, duration or ultimate impact of this downturn. We expect our business to continue to be adversely impacted by this downturn.

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

Although we generated net income during 2005, 2006, 2007, 2008 and in the first quarter of 2010, our profitability has fluctuated significantly on both a sequential and comparable quarter-to-quarter basis during the last three fiscal years. For example in 2009, we generated a net loss of $0.1 million, which included a net loss of $2.6 million in the first quarter of 2009. As of March 31, 2010, we had an accumulated deficit of $3.3 million.

Our inventory levels could require an inventory write-down if our inventory reduction and rebalancing efforts are ineffective.

During 2009, we recorded an additional $1.3 million in inventory charges in order to account for the risk of excess inventory due, in part, to weak consumer demand. However, if our future inventory reduction and rebalancing efforts are unsuccessful or take an extended period of time, we may have to consider additional, more sizeable inventory reserves or write-downs to address potential excess and obsolete inventory, and our gross margins may fall below historical levels, which would adversely affect our financial results.

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

Our mobile communications products historically have had lower product gross margins than our guidance and stabilization products. During 2007 and the first three quarters of 2008, sales of our guidance and stabilization products either declined or grew at a substantially lower rate than our overall sales growth. During the fourth quarter of 2008, the year ended December 31, 2009 and the first quarter of 2010, we experienced a significant increase in sales of our guidance and stabilization products, primarily due to an increase in our FOG product sales. A shift in our product sales mix toward mobile communications products would likely cause lower gross margins in the future.

We must increase sales of the TracPhone V7 and our mini-VSAT Broadband service in order to improve our service gross margins.

As a result of our continued build-out of the mini-VSAT Broadband network infrastructure, our cost of service sales includes certain fixed costs that do not vary with the volume of service sales. These fixed costs are increasing as we expand our network across the globe, and we have an extremely limited ability to reduce these fixed costs in the short term. If sales of our TracPhone V7 and the mini-VSAT Broadband service do not increase as we expect or decline, our service gross margins may remain below historical levels or decline. For example, our overall service gross margin, which also includes product repair sales, Inmarsat airtime sales, and contracted engineering sales, declined substantially from 38% as of March 31, 2009 to 23% as of March 31, 2010. The failure to improve our mini-VSAT Broadband service gross margins would have a material adverse effect on our overall profitability.

Competition may limit our ability to sell our mobile communications products and guidance and stabilization products.

The mobile communications markets and defense navigation, guidance and stabilization markets in which we participate are very competitive, and we expect this competition to persist and intensify in the future. We may not be able to compete successfully against current and future competitors, which could impair our ability to sell our products. For example, improvements in the performance of lower cost gyros by competitors could potentially jeopardize sales of our fiber optic gyros. Foreign competition for our mobile satellite communications products has continued to intensify, most notably from companies that seek to compete primarily on price. We anticipate that this trend of substantial competition will continue.

In the market for marine satellite TV equipment, we compete with NaviSystem Marine Electronic Systems Srl, King Controls, Cobham Sea Tel, Inc., Raymarine, Thrane & Thrane A/S and Intellian.

In the market for maritime broadband service we compete with Speedcast, MTN/SeaMobile, CapRock, Schlumberger, Ship Equip, Vizada and Stratos.

In the marine market for satellite communications equipment, we compete with Cobham Sea Tel, Inc., Furuno Electric Co., Ltd., Globalstar LP, Thrane & Thrane A/S, Intellian, Ship Equip, JRC and Iridium Satellite LLC.

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

In the market for maritime broadband service we compete with Speedcast, MTN/SeaMobile, CapRock, Schlumberger, Ship Equip, Vizada and Stratos. In the marine market for satellite communications equipment, we compete with Cobham Sea Tel, Inc., Furuno Electric Co., Ltd., Globalstar LP, Thrane & Thrane A/S, Intellian, Ship Equip, JRC and Iridium Satellite LLC. Our TracPhone V7 system offers customers a range of benefits due to its integrated design, hardware costs that are lower than existing maritime VSAT systems, and spread spectrum technology. We currently compete against companies that offer established maritime VSAT service using, in some cases, antennas 1-meter in diameter or larger. We are beginning to see regional competition from companies offering similar 24-inch VSAT systems and services. In addition, other companies could replicate some of the distinguishing features of our TracPhone V7, which could potentially reduce the appeal of our solution, increase price competition and adversely affect sales. Moreover, consumers may choose other services such as FleetBroadband or Iridium OpenPort for their global service coverage and potentially lower hardware costs despite higher service costs and slower data rates.

Our ability to compete in the maritime airtime services market may be impaired if we are unable to complete the expansion of coverage of our mini-VSAT Broadband service to offer service around the globe or with sufficient service capacity to meet customer demand.

The TracPhone V7 and mini-VSAT Broadband service offer a range of benefits to mariners, especially in commercial markets, due to the smaller size antenna and faster, more affordable airtime. However, to support these customers globally, we need to complete the expansion of the coverage areas of the mini-VSAT Broadband service, which is currently offered in the north Pacific Ocean, the Americas, Caribbean, North Atlantic, Europe, the Persian Gulf, Asia-Pacific, Australia, New Zealand, Indian Ocean and African waters. If we are unable to reach agreement with third-party satellite providers to support the mini-VSAT Broadband service and its spread spectrum technology around South America or transponder capacity is unavailable should we need to increase our capacity to meet growing demand in a given region, our ability to support vessels and aeronautical applications globally will be at risk and could reduce the attractiveness of the product and service to these customers.

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

These factors can cause substantial fluctuations in sales of our FOG and TACNAV products from period to period. For example, sales of our FOG products increased $4.5 million, or 95%, from the three months ended March 31, 2009 to the three months ended March 31, 2010 driven largely by increased sales in support of remotely operated weapons station programs. Although our expectation is that FOG product sales will continue to increase in 2010 compared to 2009 in support of various customer programs, including remotely operated weapons stations, we do not expect such a level of growth rate to continue. The Obama administration and Congress may change defense spending priorities, either in conjunction with the decision to commence troop withdrawals from Iraq and Afghanistan or for other reasons. Moreover, government customers and their contractors can generally cancel orders for our products for convenience or decline to exercise previously disclosed contract options. Even under firm orders with government customers, funding must often be appropriated in the budget process in order for the government to complete the contract. The cancellation of or failure to fund orders for our products could substantially reduce our net sales and results of operations.

Sales of our fiber optic gyro systems and TACNAV products generally consist of a few large orders, and the delay or cancellation of a single order could substantially reduce our net sales.

KVH products sold to customers in the defense industry are purchased through orders that can generally range in size from several hundred thousand dollars to more than one million dollars. For example, during the three months ended March 31, 2010, we received an order for our fiber optic gyro products in the amount of $3.1 million. As a result, the delay or cancellation of a single order could materially reduce our net sales and results of operations. We continue to experience unanticipated delays in defense orders, which make our revenues and operating results less predictable. Because our guidance and stabilization products typically have relatively higher product gross margins than our mobile communications products, the loss of an order for guidance and stabilization products could have a disproportionately adverse effect on our results of operations.

Only a few customers account for a substantial portion of our guidance and stabilization revenues, and the loss of any of these customers could substantially reduce our net sales.

We derive a significant portion of our guidance and stabilization revenues from a small number of customers, most of whom are contractors for the U.S. Government. Our top four guidance and stabilization customers in 2009 accounted for approximately 27% of our net sales in that year, and 30% in the first quarter of 2010. The loss of business from any of these customers could substantially reduce our net sales and results of operations and could seriously harm our business. Since we are often awarded a contract as a subcontractor to a major defense supplier that is engaged in a competitive bidding process as prime contractor for a major weapons procurement program, our revenues depend significantly on the success of the prime contractors with which we align ourselves.

For example, Kongsberg Defence & Aerospace AS (Kongsberg), a major supplier of remotely operated weapons station programs and a purchaser of our FOG products, accounted for approximately 17% of our net sales in the first quarter of 2010. In addition, a subcontractor to Kongsberg accounted for approximately 8% of our net sales in the first quarter of 2010. Although, we anticipate to continue to supply Kongsberg and the subcontractor to Kongsberg with our products throughout 2010, our current backlog with Kongsberg extends only to the second quarter of 2010. We are not operating under a long-term supply agreement with Kongsberg.

Our mobile satellite products currently depend on satellite services and facilities provided by third parties, and a disruption in those services could adversely affect sales.

Our satellite products include only the equipment necessary to utilize satellite services; we do not broadcast satellite television programming or own the satellites to directly provide two-way satellite communications. We currently offer satellite television products compatible with the DIRECTV and DISH Network services in the United States, the Bell TV service in Canada, the Sky Mexico service and various other regional services in other parts of the world.

We rely on Inmarsat for satellite communications services for our mini-M, Fleet and FleetBroadband compatible TracPhone products. SES World Skies, Eutelsat, Sky Perfect-JSAT, GE Satellite, Telesat, EchoStar and Intelsat currently provide the satellite capacity to support the mini-VSAT Broadband service and our TracPhone V7. In addition, we have agreements with various teleports and Internet Service Providers (ISPs) around the globe to support the mini-VSAT Broadband service.

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

Our mini-VSAT Broadband service relies on spread spectrum technology developed with ViaSat, Inc., for use with satellite capacity controlled by SES World Skies, Eutelsat, Sky Perfect-JSAT, GE Satellite, Telesat, Echostar, and Intelsat. Our TracPhone V7 two-way broadband satellite terminal combines our stabilized antenna technology with ViaSat’s ArcLight spread spectrum mobile broadband technology, along with a new maritime version of ViaSat’s ArcLight spread spectrum modem. The ArcLight technology is also integrated within the satellite hubs that support this service. Sales of the TracPhone V7 and our mini-VSAT Broadband service could be disrupted if we fail to receive approval from regulatory authorities to provide our spread spectrum service in the waters of various countries where our customers operate or if there are issues with the availability of the ArcLight maritime modems.

Investment in the global deployment of the mini-VSAT Broadband service will require significant capital investment and initial network costs of service, as well as operating expenses that may not be recouped if we fail to meet the subscriber levels necessary to cover those costs on an ongoing basis.

It is our intent to continue to invest in and deploy the mini-VSAT Broadband network on a global basis in cooperation with ViaSat under the terms of a 10-year agreement announced in July 2008. As part of the coverage expansion, we agreed to acquire satellite capacity from Ku-band satellite operators and are in the process of purchasing new regional satellite hubs from ViaSat. Each satellite hub represents a substantial capital investment. During the deployment period, we expect to see a substantial increase in costs associated with the buildout of the mini-VSAT Broadband global infrastructure and support capability. In the short term KVH and ViaSat will be covering the operational cost per transponder access until sufficient subscribers join the network and allow us to reach a breakeven point on our transponder and other network service costs, which may not occur. We currently estimate that, on average, it will require at least nine months to reach the breakeven point, i.e., offsetting these incremental network costs, once the service is turned on for a new coverage region. However, certain regions that are essential for our global coverage may exceed this time period before being profitable or may not be profitable. In addition, should an insufficient number of subscribers activate within a region, our operations may continue below the breakeven level for a longer duration and adversely affect our operating results and cash levels.

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

We have previously expanded our operations to pursue existing and potential market opportunities, and we are continuing to expand our international operations in connection with the build-out of our mini-VSAT network. This growth placed a strain on our personnel, management, financial and other resources. More recently, our mobile communications revenue has declined in response to economic conditions, weak consumer demand and other factors and our guidance and stabilization revenue has increased dramatically. If, in the future, any portion of our business grows more rapidly than we anticipate and we fail to manage that growth properly, we may incur unnecessary expenses, and the efficiency of our operations may decline. If we are unable to adjust our operating expenses on a timely basis in response to changes in revenue cycles, our results of operations may be harmed. To manage changes in our rate of growth effectively, we must, among other things:

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

Historically, sales to customers outside the United States and Canada have accounted for a significant portion of our net sales. We have foreign sales offices in Denmark and Singapore and we otherwise support our international sales from our operations in the United States. Our limited operations in foreign countries may impair our ability to compete successfully in international markets and to meet the service and support needs of our customers in countries where we have no infrastructure. We are subject to a number of risks associated with our international business activities, which may increase our costs and require significant management attention. These risks include:

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

Our stock price has historically been volatile. From November 1, 2008 to March 31, 2010, the trading price of our common stock ranged from $15.75 to $2.81. Many factors may cause the market price of our common stock to fluctuate, including:

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

On November 26, 2008, our Board of Directors authorized a program to repurchase up to one million shares of our common stock. The repurchase program is funded using our existing cash, cash equivalents, marketable securities and future cash flows. Under the repurchase program, at management’s discretion, we may repurchase shares on the open market from time to time, in privately negotiated transactions or block transactions, or through an accelerated repurchase agreement. The timing of such repurchases depends on availability of shares, price, market conditions, alternative uses of capital, and applicable regulatory requirements. The program may be modified, suspended or terminated at any time without prior notice. The repurchase program has no expiration date. There were no other repurchase programs outstanding during the three months ended March 31, 2010, and no repurchase programs expired during the period.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares That May Yet be Purchased Under the Programs
January 1, 2010 – January 31, 2010	—	—	—	798,676
February 1, 2010 – February 28, 2010	—	—	—	798,676
March 1, 2010 – March 31, 2010	—	—	—	798,676

Total	—	—	—

ITEM 6.	EXHIBITS

Exhibits:

Exhibit No.	Description	Filed with this Form 10-Q	Incorporated by Reference
			Form	Filing Date	Exhibit No.

3.1	Amended and Restated Certificate of Incorporation		S-1	February 16, 1996	3.3

3.2	Certificate of Amendment of Certificate of Incorporation		S-3	November 26, 2003	4.2

3.3	Amended, Restated and Corrected Bylaws of KVH Industries, Inc.		8-K	July 31, 2007	3

4.1	Specimen certificate for the common stock		S-1/A	March 22, 1996	4.1

31.1	Rule 13a-14(a)/15d-14(a) certification of principal executive officer	X

31.2	Rule 13a-14(a)/15d-14(a) certification of principal financial officer	X

32.1	Rule 1350 certification of principal executive officer	X

32.2	Section 1350 certification of principal financial officer	X

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 4, 2010

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