Form 10-Q
period 2010-06-30
KVH INDUSTRIES INC \DE\
filed 2010-08-06
CIK 1007587

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2010

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Date	Class	Outstanding shares
August 3, 2010	Common Stock, par value $0.01 per share	14,450,937

KVH INDUSTRIES, INC. AND SUBSIDIARIES

Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

KVH INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts, unaudited)

	June 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$7,031	$5,871
Marketable securities	38,518	35,433
Accounts receivable, net of allowance for doubtful accounts of approximately $570 as of June 30, 2010 and $844 as of December 31, 2009	18,263	15,803
Inventories	14,196	13,387
Prepaid expenses and other assets	1,534	1,602
Costs and estimated earnings in excess of billings on uncompleted contracts	13	13
Deferred income taxes	1,471	17

Total current assets	81,026	72,126

Property and equipment, less accumulated depreciation of $23,228 as of June 30, 2010 and $21,503 as of December 31, 2009	17,760	15,777
Other non-current assets	6,247	6,509
Deferred income taxes	5,862	3,334

Total assets	$110,895	$97,746

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,261	$3,611
Accrued compensation and employee-related expenses	4,000	3,577
Accrued other	2,817	1,667
Accrued product warranty costs	1,216	1,084
Accrued professional services	390	419
Deferred revenue	1,003	961
Current portion of long-term debt	121	117

Total current liabilities	14,808	11,436

Other long-term liabilities	822	902
Long-term debt excluding current portion	3,747	3,808

Total liabilities	19,377	16,146

Commitments and contingencies (notes 3 and 10)
Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 1,000,000 shares; none issued	—	—
Common stock, $0.01 par value. Authorized 30,000,000 shares, 15,613,789 and 15,355,602 shares issued at June 30, 2010 and December 31, 2009; 14,412,465 and 14,154,278 shares outstanding at June 30, 2010 and December 31, 2009, respectively	156	154
Additional paid-in capital	99,148	96,274
Accumulated earnings (deficit)	1,985	(5,406)
Accumulated other comprehensive (loss) income	(300)	49
Less: treasury stock at cost, common stock, 1,201,324 shares as of June 30, 2010 and December 31, 2009	(9,471)	(9,471)

Total stockholders’ equity	91,518	81,600

Total liabilities and stockholders’ equity	$110,895	$97,746

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts, unaudited)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Sales:
Product	$24,379	$18,129	$48,412	$33,693
Service	5,118	3,727	9,067	6,438

Net sales	29,497	21,856	57,479	40,131

Costs and expenses:
Costs of product sales	13,688	11,389	26,809	22,479
Costs of service sales	4,314	2,688	7,371	4,375
Sales, marketing and support	4,738	3,971	9,236	8,130
Research and development	2,500	1,858	5,083	3,973
General and administrative	2,316	1,853	4,681	3,780

Total costs and expenses	27,556	21,759	53,180	42,737

Income (loss) from operations	1,941	97	4,299	(2,606)
Interest income	92	93	183	205
Interest expense	59	25	82	37
Other income, net	32	10	63	8

Income (loss) before income taxes	2,006	175	4,463	(2,430)
Income tax benefit	3,318	16	2,927	64

Net income (loss)	$5,324	$191	$7,390	$(2,366)

Per share information:
Net income (loss) per share
Basic	$0.37	$0.01	$0.52	$(0.17)

Diluted	$0.36	$0.01	$0.50	$(0.17)

Number of shares used in per share calculation:
Basic	14,373	13,956	14,298	13,982

Diluted	14,770	14,113	14,738	13,982

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Six months ended June 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$7,390	$(2,366)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	1,746	1,215
Compensation expense related to awards and employee stock purchase plan	1,121	797
Provision for doubtful accounts	76	409
Deferred income taxes	(3,982)	—
Changes in operating assets and liabilities:
Accounts receivable	(2,536)	784
Costs and estimated earnings in excess of billings on uncompleted contracts	—	(34)
Inventories	(809)	2,913
Prepaid expenses and other assets	68	(777)
Other non-current assets	262	(1,381)
Accounts payable	1,650	(2,341)
Accrued expenses	1,365	229
Deferred revenue	42	699
Other long-term liabilities	(80)	82

Net cash provided by operating activities	6,313	229

Cash flows from investing activities:
Capital expenditures	(3,729)	(2,057)
Proceeds from sale of property and equipment	—	18
Purchases of marketable securities	(13,805)	(13,820)
Maturities and sales of marketable securities	10,684	14,119

Net cash used in investing activities	(6,850)	(1,740)

Cash flows from financing activities:
Payment of employee restricted stock withholdings	(482)	(47)
Proceeds from stock options exercised and employee stock purchase plan	2,236	115
Repurchase of common stock	—	(601)
Repayments of mortgage loan	(57)	(2,045)
Borrowings from mortgage loan	—	4,000

Net cash provided by financing activities	1,697	1,422

Net change in cash and cash equivalents	1,160	(89)
Cash and cash equivalents at beginning of period	5,871	4,979

Cash and cash equivalents at end of period	$7,031	$4,890

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

KVH offers precision fiber optic gyro-based (FOG) systems that enable platform and optical stabilization, navigation, pointing and guidance. KVH’s guidance and stabilization products also include tactical navigation systems that provide uninterrupted access to navigation and pointing information in a variety of military vehicles, including tactical trucks and light armored vehicles. KVH’s guidance and stabilization products are sold directly to U.S. and allied governments and government contractors, as well as through an international network of authorized independent sales representatives. In addition, KVH’s guidance and stabilization products have numerous commercial applications such as precision mapping, autonomous vehicles, train location control and track geometry measurement systems, industrial robotics and optical stabilization.

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

(2) Basis of Presentation

The accompanying condensed consolidated financial statements of KVH Industries, Inc. and its wholly owned subsidiaries, KVH Europe A/S, KVH Industries Asia Pte. Ltd. and KVH South America Comunicacao Por Satelite Ltda. (collectively, KVH or the Company), have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission regarding interim financial reporting. Given that KVH Europe A/S, KVH Industries Asia Pte. Ltd. and KVH South America Comunicacao Por Satelite Ltda. operate as the Company’s European and Asian international distributors, all of their operating expenses are reflected within sales, marketing and support within the accompanying condensed consolidated statements of operations. All significant intercompany accounts and transactions have been eliminated in consolidation. The condensed consolidated financial statements have not been audited by our independent registered public accounting firm, but include all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations, and cash flows for the periods presented. These condensed consolidated financial statements do not include all disclosures associated with annual financial statements and accordingly should be read in conjunction with the Company’s consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 filed on March 9, 2010 with the Securities and Exchange Commission. The results for the three and six months ended June 30, 2010 are not necessarily indicative of operating results for the remainder of the year.

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

KVH INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited, all amounts in thousands except share and per share amounts)

(4) Stock-Based Compensation

The Company recognizes stock-based compensation in accordance with the provisions of Accounting Standards Codification (ASC) 718, Compensation-Stock Based Compensation. Stock-based compensation expense was $553 and $408 for the three months ended June 30, 2010 and June 30, 2009, respectively and $1,121 and $797 for the six months ended June 30, 2010 and June 30, 2009, respectively. As of June 30, 2010, there was $437 of total unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted-average period of 1.72 years. As of June 30, 2010, there was $3,565 of total unrecognized compensation expense related to restricted stock awards, which is expected to be recognized over a weighted-average period of 2.81 years.

The Company granted zero and 175,000 restricted stock awards to employees under the terms of the Amended and Restated 2006 Stock Incentive Plan during the three and six months ended June 30, 2010, respectively. The restricted stock awards vest ratably over four years from the date of grant subject to the recipient remaining employed through the applicable vesting dates. Compensation expense for restricted stock awards is measured at fair value on the date of grant based on the number of shares granted and the quoted market closing price of the Company’s common stock. Such value is recognized as expense over the vesting period of the award, net of estimated forfeitures.

(5) Net Income (Loss) per Common Share

Basic net income (loss) per share is calculated based on the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share incorporates the dilutive effect of common stock equivalent options, warrants and other convertible securities, if any, as determined with the treasury stock accounting method. Common stock equivalents related to options for 15,850 shares of common stock for the three and six months ended June 30, 2010, respectively have been excluded from the fully diluted calculation of net income per share, as inclusion would be anti-dilutive.

A reconciliation of the basic and diluted weighted average common shares outstanding is as follows:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Weighted average common shares outstanding – basic	14,373,414	13,955,730	14,298,305	13,981,881
Dilutive common shares issuable in connection with stock plans	396,767	157,659	439,730	—

Weighted average common shares outstanding – diluted	14,770,181	14,113,389	14,738,035	13,981,881

(6) Inventories

Inventories are stated at the lower of cost or market using the first-in first-out costing method. Inventories as of June 30, 2010 and December 31, 2009 include the costs of material, labor, and factory overhead. Components of inventories consist of the following:

	June 30, 2010	December 31, 2009
Raw materials	$9,640	$9,121
Work in process	1,426	1,118
Finished goods	3,130	3,148

	$14,196	$13,387

(7) Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) and other comprehensive (loss) income. Other comprehensive (loss) income includes the effects of unrealized gains or losses on available-for-sale marketable securities that are separately included in accumulated other comprehensive (loss) income within stockholders’ equity as well as unrealized losses on derivatives. The Company’s comprehensive income (loss) for the periods presented is as follows:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Net income (loss)	$5,324	$191	$7,390	$(2,366)
Unrealized gain (loss) on available-for-sale securities	3	(6)	(37)	(61)
Unrealized loss on derivatives	(313)	—	(313)	—

Total comprehensive income (loss)	$5,014	$185	$7,040	$(2,427)

KVH INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited, all amounts in thousands except share and per share amounts)

(8) Product Warranty

The Company’s products carry limited warranties that range from one to three years and vary by product. The warranty period begins on the date of retail purchase by the original purchaser. The Company accrues estimated product warranty costs at the time of sale and any additional amounts are recorded when such costs are probable and can be reasonably estimated. Factors that affect the Company’s warranty liability include the number of units sold, historical and anticipated rates of warranty repairs and the estimated cost per repair. Warranty and related costs are reflected within sales, marketing and support in the accompanying statements of operations. As of June 30, 2010 and December 31, 2009, the Company had accrued product warranty costs of $1,216 and $1,084, respectively. The following table summarizes product warranty activity for the six-month periods presented:

	Six months ended June 30,
	2010	2009
Beginning balance	$1,084	$1,139
Charges to expense	504	291
Costs incurred	(372)	(328)

Ending balance	$1,216	$1,102

(9) Segment Reporting

Under common operational management, the Company designs, develops, manufactures and markets its navigation, guidance and stabilization and mobile communication products for use in a wide variety of applications. Products are generally sold directly to third-party consumer electronic dealers and retailers, original equipment manufacturers, government contractors or to U.S. and other foreign government agencies. Primarily, sales originating in North America consist of sales within the United States and Canada and, to a lesser extent, Mexico, Asia/Pacific and some Latin and South American countries. North American sales also include all guidance and stabilization product sales throughout the world. Sales originating from the Company’s Denmark subsidiary principally consist of sales into all European countries, both inside and outside the European Union, as well as Africa, the Middle East and India. Sales originating from the Company’s Singapore subsidiary principally consist of sales to Asian countries. Sales originating from the Company’s South American Subsidiary principally consist of sales to Latin and South American countries.

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

The following table summarizes information regarding the Company’s operations by geographic segment:

	Sales Originating From
Three months ended June 30, 2010	North America	Europe	Asia	South America	Total
Mobile communication sales to the United States	$12,595	$—	$—	$—	$12,595
Mobile communication sales to Canada	134	—	—	—	134
Mobile communication sales to Europe	213	2,505	—	—	2,718
Mobile communication sales to other geographic areas	105	1,106	—	—	1,211
Guidance and stabilization sales to the United States	5,108	—	—	—	5,108
Guidance and stabilization sales to Canada	1,200	—	—	—	1,200
Guidance and stabilization sales to Europe	6,047	—	—	—	6,047

KVH INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited, all amounts in thousands except share and per share amounts)

	Sales Originating From
	North America	Europe	Asia	South America	Total
Guidance and stabilization sales to other geographic areas	484	—	—	—	484
Intercompany sales	2,044	58	—	—	2,102

Subtotal	27,930	3,669	—	—	31,599
Eliminations	(2,044)	(58)	—	—	(2,102)

Net sales	$25,886	$3,611	$—	$—	$29,497

Segment net income	$5,234	$90	$—	$—	$5,324
Depreciation	$912	$8	$—	$—	$920
Total assets	$103,878	$7,017	$—	$—	$110,895

	Sales Originating From
Three months ended June 30, 2009	North America	Europe	Total
Mobile communication sales to the United States	$8,430	$—	$8,430
Mobile communication sales to Canada	45	—	45
Mobile communication sales to Europe	357	2,669	3,026
Mobile communication sales to other geographic areas	106	923	1,029
Guidance and stabilization sales to the United States	4,597	—	4,597
Guidance and stabilization sales to Canada	1,064	—	1,064
Guidance and stabilization sales to Europe	3,214	—	3,214
Guidance and stabilization sales to other geographic areas	451	—	451
Intercompany sales	1,770	—	1,770

Subtotal	20,034	3,592	23,626
Eliminations	(1,770)	—	(1,770)

Net sales	$18,264	$3,592	$21,856

Segment net (loss) income	$(157)	$348	$191
Depreciation	$617	$8	$625
Total assets	$88,225	$5,270	$93,495

	Sales Originating From
Six months ended June 30, 2010	North America	Europe	Asia	South America	Total
Mobile communication sales to the United States	$24,078	$—	$—	$—	$24,078
Mobile communication sales to Canada	370	—	—	—	370
Mobile communication sales to Europe	348	5,350	—	—	5,698
Mobile communication sales to other geographic areas	349	2,224	—	—	2,573
Guidance and stabilization sales to the United States	9,922	—	—	—	9,922
Guidance and stabilization sales to Canada	2,124	—	—	—	2,124
Guidance and stabilization sales to Europe	11,321	—	—	—	11,321
Guidance and stabilization sales to other geographic areas	1,393	—	—	—	1,393
Intercompany sales	4,296	122	—	—	4,418

Subtotal	54,201	7,696	—	—	61,897
Eliminations	(4,296)	(122)	—	—	(4,418)

Net sales	$49,905	$7,574	$—	$—	$57,479

Segment net income	$7,108	$282	$—	$—	$7,390
Depreciation	$1,730	$16	$—	$—	$1,746
Total assets	$103,878	$7,017	$—	$—	$110,895

KVH INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited, all amounts in thousands except share and per share amounts)

	Sales Originating From
Six months ended June 30, 2009	North America	Europe	Total
Mobile communication sales to the United States	$15,574	$—	$15,574
Mobile communication sales to Canada	258	—	258
Mobile communication sales to Europe	977	4,823	5,800
Mobile communication sales to other geographic areas	271	1,675	1,946
Guidance and stabilization sales to the United States	7,527	—	7,527
Guidance and stabilization sales to Canada	1,431	—	1,431
Guidance and stabilization sales to Europe	6,060	—	6,060
Guidance and stabilization sales to other geographic areas	1,535	—	1,535
Intercompany sales	3,290	—	3,290

Subtotal	36,923	6,498	43,421
Eliminations	(3,290)	—	(3,290)

Net sales	$33,633	$6,498	$40,131

Segment net (loss) income	$(2,867)	$501	$(2,366)
Depreciation	$1,199	$16	$1,215
Total assets	$88,225	$5,270	$93,495

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

KVH INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited, all amounts in thousands except share and per share amounts)

(11) Share Buyback Program

On November 26, 2008, the Company’s Board of Directors authorized a program to repurchase up to one million shares of the Company’s common stock. As of June 30, 2010, 798,676 shares of the Company’s common stock remain available for repurchase under the authorized program. The repurchase program is funded using the Company’s existing cash, cash equivalents, marketable securities and future cash flows. Under the repurchase program, the Company, at management’s discretion, may repurchase shares on the open market from time to time, in privately negotiated transactions or block transactions, or through an accelerated repurchase agreement. The timing of such repurchases depends on availability of shares, price, market conditions, alternative uses of capital, and applicable regulatory requirements. The program may be modified, suspended or terminated at any time without prior notice. The repurchase program has no expiration date. There were no other repurchase programs outstanding during the six months ended June 30, 2010 and no repurchase programs expired during the period.

The Company did not repurchase any shares of its common stock in the six months ended June 30, 2010.

(12) Long-Term Aviation Antenna Development and Production Agreement

On February 18, 2008, the Company entered into a $20,055 long-term antenna development and production agreement (the “Agreement”) that was subsequently increased in 2009 to $20,896. Under the terms of the Agreement, the Company designs, develops, and manufactures DIRECTV-compatible satellite television antennas for use on narrowbody commercial aircraft operating in the United States. The Company began shipment of the antennas in the second quarter of 2009. As of June 30, 2010, the Company has incurred $4,669 in research and development costs related to this arrangement. In accordance with ASC 730, Research and Development, and the Agreement, these costs are capitalized as they are incurred and then expensed into costs of product sales as antennas are sold in proportion to the number of antennas delivered versus the total contractual antenna production requirement. The Company expensed $327 and $994 of aviation antenna research and development costs into costs of product sales during the three and six months ended June 30, 2010, respectively. The net amount of $2,875 in remaining capitalized research and development costs are costs that the Company has a contractual right to recover, and are reflected in other non-current assets as of June 30, 2010.

(13) Fair Value Measurements

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

Level 1:	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. The Company’s Level 1 assets are investments in money market mutual funds, government agency bonds, government agency discount notes, corporate notes, United States treasuries and certificates of deposit.

Level 2:	Quoted prices for similar assets or liabilities in active markets; or observable prices that are based on observable market data, based on directly or indirectly market-corroborated inputs. The Company’s Level 2 liabilities are interest rate swaps.

KVH INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited, all amounts in thousands except share and per share amounts)

Level 3:	Unobservable inputs that are supported by little or no market activity, and are developed based on the best information available given the circumstances. The Company has no Level 3 inputs.

Assets and liabilities measured at fair value are based on one or more of four valuation techniques. The four valuation techniques are identified in the table below and are as follows:

(a)	Market approach—prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities

(b)	Cost approach—amount that would be required to replace the service capacity of an asset (replacement cost)

(c)	Income approach—techniques to convert future amounts to a single present amount based on market expectations (including present value techniques, option-pricing and excess earnings models)

(d)	The valuations of the interest rate swaps intended to mitigate the Company’s interest rate risk are determined with the assistance of a third party financial institution using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each instrument. This analysis utilizes observable market-based inputs, including interest rate curves and interest rate volatility, and reflects the contractual terms of these instruments, including the period to maturity.

The following tables present financial assets and liabilities at June 30, 2010 and December 31, 2009 for which the Company measures fair value on a recurring basis, by level, within the fair value hierarchy:

June 30, 2010	Total	Level 1	Level 2	Level 3	Valuation Technique
Assets
Money market mutual funds	$17,453	$17,453	$—	$—	(a	)
Government agency bonds	13,059	13,059	—	—	(a	)
United States treasuries	2,038	2,038	—	—	(a	)
Certificates of deposit	2,078	2,078	—	—	(a	)
Government agency discount notes	2,000	2,000	—	—	(a	)
Corporate notes	1,890	1,890	—	—	(a	)

Liabilities
Interest rate swaps	$313	$—	$313	$—	(d	)

December 31, 2009	Total	Level 1	Level 2	Level 3	Valuation Technique
Assets
Government agency bonds	$12,064	$12,064	$—	$—	(a	)
United States treasuries	11,623	11,623	—	—	(a	)
Money market mutual funds	5,977	5,977	—	—	(a	)
Government agency discount notes	3,499	3,499	—	—	(a	)
Certificates of deposit	2,270	2,270	—	—	(a	)

Certain financial instruments are carried at cost on the condensed consolidated balance sheets, which approximates fair value due to their short-term, highly liquid nature. These instruments include cash and cash equivalents, accounts receivable, accounts payable and accrued expenses.

(14) Business and Credit Concentrations

Significant portions of the Company’s net sales are as follows:

	Three months ended June 30		Six months ended June 30
	2010	2009	2010	2009
Net sales to foreign customers outside the U.S. and Canada	35.5%	35.3%	36.5%	38.2%
Net sales to Customer A	19.2%	13.2%	18.1%	13.3%

Net sales to a single customer (Customer A) accounted for approximately 19.2% and 13.2% of the Company’s net sales for the three months ended June 30, 2010 and 2009, respectively and 18.1% and 13.3% of the Company’s net sales for the six months ended June 30, 2010 and 2009, respectively. In addition, net sales to a subcontractor to Customer A accounted for approximately 5.4% and 7.4% of the Company’s net sales for the three months ended June 30, 2010 and 2009, respectively and 6.7% and 7.7% of the

KVH INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited, all amounts in thousands except share and per share amounts)

Company’s net sales for the six months ended June 30, 2010 and 2009, respectively. The terms and conditions of sales to Customer A and the subcontractor to Customer A are consistent with the Company’s standard terms and conditions of product sales. Customer A and the subcontractor to Customer A are current with all outstanding receivable balances.

(15) Derivative Instruments and Hedging Activities

Effective April 1, 2010, in order to reduce the volatility of cash outflows that arise from changes in interest rates, the Company entered into two interest rate swap agreements. These interest rate swap agreements are intended to hedge the Company’s mortgage loan related to its headquarters facility in Middletown, Rhode Island by fixing the interest rates specified in the mortgage loan to 5.91% for half of the principal amount outstanding and 6.07% for the remaining half of the principal amount outstanding as of April 1, 2010 until the mortgage loan expires on April 16, 2019.

As required by ASC Topic 815, Derivatives and Hedging, the Company records all derivatives on the balance sheet at fair value. As of June 30, 2010, the fair value of the derivatives is included in other accrued liabilities and the unrealized loss is included in other comprehensive loss.

As of June 30, 2010, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivatives	Notional (in thousands)	Asset (Liability)	Effective Date	Maturity Date	Index	Strike Rate
Interest rate swap	$1,933	(145)	April 1, 2010	April 1, 2019	1-month LIBOR	5.91%
Interest rate swap	$1,933	(168)	April 1, 2010	April 1, 2019	1-month LIBOR	6.07%

(16) Income Tax Benefit

During the second quarter of 2010, based upon an evaluation of the positive and negative evidence, the Company concluded that $4.0 million of the deferred tax asset valuation allowance was no longer required, resulting in a remaining valuation allowance requirement of $2.3 million as of June 30, 2010. As part of the Company’s analysis, it evaluated, among other factors, its recent history of generating taxable income and its near-term forecasts of future taxable income and determined that it is more likely than not that it will be able to realize an additional $4.0 million of its deferred tax assets over the next several years. After considering these factors, the Company concluded that a reversal of the valuation allowance was appropriate.

(17) Subsequent Event

On August 4, 2010, the Company entered into a purchase and sale agreement to purchase a facility located in Tinley Park, Illinois, which had previously been leased by the Company, for approximately $4.3 million. The property will be purchased using existing cash, cash equivalents and marketable securities.

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

Our mobile satellite business includes receive-only TracVision satellite TV systems, 2-way TracPhone satellite communications systems, and the mini-VSAT Broadband airtime service. Our TracVision mobile satellite TV systems enable mobile reception in vessels or vehicles of most leading satellite TV services, such as DIRECTV, DISH Network, and Bell TV in North America, and

Astra and Eutelsat in Europe. In February 2008, we entered the aviation market with a development and production contract for a satellite TV antenna that is sold on an original equipment manufacturer (OEM) basis by LiveTV. Our TracPhone satellite communications systems enable reception of Inmarsat L-band MSS services or our own mini-VSAT Broadband Ku-band FSS service, and are sold primarily to mariners. We sell our mobile satellite products and airtime services through our direct sales force and an extensive international network of independent sales representatives, distributors and retailers to leisure, commercial, and government customers.

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

We generate sales primarily from the sale of our mobile satellite systems and services and our guidance and stabilization products and services. The following table provides, for the periods indicated, our sales by industry category:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(in thousands)
Mobile communications	$16,658	$12,530	$32,719	$23,578
Guidance and stabilization	12,839	9,326	24,760	16,553

Sales	$29,497	$21,856	$57,479	$40,131

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

Our guidance and stabilization business is characterized by a small number of customers who place a small number of relatively large dollar value orders. Orders for our guidance and stabilization products typically vary in size and are sometimes in the range of several hundred thousand dollars to over one million dollars. Each order can have a significant impact on our sales, and because our guidance and stabilization products generally have higher gross margins than our mobile communications products, each order can have an impact on our net income that is disproportionately large relative to the sales generated by the order. Moreover, customers of our guidance and stabilization products are currently predominantly government contractors that typically must adhere to lengthy procurement processes, which make the timing of individual orders difficult to predict and often result in long sales cycles. Government customers and their contractors can generally cancel orders for our products for convenience.

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

As described in our Form 10-K for the year ended December 31, 2009, our most critical accounting policies and estimates upon which our consolidated financial statements were prepared were those relating to revenue recognition, allowances for accounts receivable, inventories, income taxes and deferred income tax assets and liabilities and warranty. We have reviewed our policies and estimates and determined that these remain our most critical accounting policies and estimates for the quarter ended June 30, 2010, except as set forth below.

Readers should refer to our 2009 Form 10-K under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Significant Estimates” for the detailed descriptions of these policies.

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

In assessing the realizability of our deferred tax assets, we considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends upon the generation of future taxable income during the periods in which those temporary differences become deductible. During the second quarter of 2010, based upon an evaluation of the positive and negative evidence, we concluded that $4.0 million of the deferred tax asset valuation allowance was no longer required, resulting in a remaining valuation allowance requirement of $2.3 million as of June 30, 2010. As part of our analysis, we evaluated, among other factors, our recent history of generating taxable income and our near-term forecasts of future taxable income and determined that it is more likely than not that we will be able to realize an additional $4.0 million of our deferred tax assets over the next several years. After considering these factors, we concluded that a reversal of the valuation allowance was appropriate.

Results of Operations

The following table provides, for the periods indicated, certain financial data expressed as a percentage of sales:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Sales:
Product	82.6%	82.9%	84.2%	84.0%
Service	17.4	17.1	15.8	16.0

Net sales	100.0	100.0	100.0	100.0

Cost and expenses:
Costs of product sales	46.4	52.1	46.7	56.0
Costs of service sales	14.6	12.3	12.8	10.9
Sales, marketing and support	16.0	18.2	16.1	20.3
Research and development	8.5	8.5	8.8	9.9
General and administrative	7.9	8.5	8.1	9.4

Total costs and expenses	93.4	99.6	92.5	106.5

Income (loss) from operations	6.6	0.4	7.5	(6.5)
Interest income	0.3	0.4	0.3	0.5
Interest expense	0.2	0.0	0.1	0.1
Other income, net	0.1	0.0	0.1	0.0

Income (loss) before income taxes	6.8	0.8	7.8	(6.1)
Income tax benefit	11.2	0.1	5.1	0.2

Net income (loss)	18.0%	0.9%	12.9%	(5.9)%

Three Months Ended June 30, 2010 and 2009

Net Sales

Product sales for the three months ended June 30, 2010 increased $6.3 million, or 34%, to $24.4 million from $18.1 million for the three months ended June 30, 2009. The primary reason for the increase was a $3.4 million, or 38%, increase in sales of our guidance and stabilization products. Specifically, sales of our FOG products increased $3.5 million, or 49%, driven largely by increased sales in support of remotely operated weapons station programs. Although our expectation is that FOG product sales will continue to increase in support of various customer programs, including remotely operated weapons stations, we do not expect such a level of growth rate to continue.

Mobile communication product sales for the three months ended June 30, 2010 increased $2.8 million, or 31%, to $12.1 million from $9.2 million for the three months ended June 30, 2009. A key reason for the increase was a $1.4 million increase in sales of our DIRECTV-compatible satellite television antenna used on narrowbody commercial aircraft. We began shipping this antenna to LiveTV in the second quarter of 2009. Our agreement with LiveTV does not provide for any further shipments during the second half of 2010. Also contributing to the increase in mobile communication product sales was an increase in sales of our marine products of $1.1 million, or 13%, compared with three months ended June 30, 2009, driven primarily by demand for our TracPhone V7 product and, to a lesser extent, sales of the TracVision HD7 satellite television product that we launched in the fourth quarter of 2009. In addition, sales of our land mobile products increased $0.4 million, or 34%, compared to the three months ended June 30, 2009, driven primarily by increased sales to original equipment manufacturers in the recreational vehicle market. Mobile communications product sales originating from our Danish subsidiary remained consistent with those at June 30, 2009, decreasing by 1%. Mobile communications product sales originating from North America increased $2.9 million, or 51%, from the three months ended June 30, 2009 to the three months ended June 30, 2010. We do not expect this rate of growth to continue into the third quarter of 2010.

Service sales for the three months ended June 30, 2010 increased $1.4 million, or 37%, to $5.1 million from $3.7 million for the three months ended June 30, 2009. The primary reason for the increase was a $1.4 million increase in airtime sales for our mini-VSAT Broadband service that we launched in the fourth quarter of 2007, and a $0.3 million increase in contracted engineering services primarily related to a FOG product. Partially offsetting this increase was a decline in service repair sales of $0.3 million. The decrease in service repair sales was driven primarily by a reduction in repair service for navigation products for military vehicles.

Cost of Sales

For the three months ended June 30, 2010, costs of product sales increased by $2.3 million, or 20%, to $13.7 million for the three months ended June 30, 2010 from $11.4 million for the three months ended June 30, 2009. The primary reason for the increase was the increase in unit sales of FOG products. Also contributing to the increase was an increase in unit sales of our DIRECTV-compatible satellite television antenna used on narrowbody commercial aircraft, and to a lesser extent, an increase in unit sales of marine and land mobile communication products. Partially offsetting this increase was a $0.6 million decrease in our inventory reserve costs from the second quarter of 2009 to the second quarter of 2010.

Costs of service sales increased by $1.6 million, or 60%, to $4.3 million for the three months ended June 30, 2010 from $2.7 million for the three months ended June 30, 2009. The primary reason for the increase was a $1.2 million increase in airtime costs of sales for our mini-VSAT Broadband service that we launched in the fourth quarter of 2007. Also contributing to the increase was an increase in our contracted engineering services costs of sales of approximately $0.4 million related to a FOG product.

Gross margin from product sales for the three months ended June 30, 2010 increased to 44% from 37% in the year-ago period. The primary reason for the increase in gross margin was a 38% increase in our relatively higher margin guidance and stabilization product sales and a 31% increase in our mobile communication product sales, resulting in improved utilization of production capacity for fiber optic gyros and mobile communication products for the three months ended June 30, 2010. Also contributing to the gross margin improvement was a $0.6 million decrease in our inventory reserve costs.

Gross margin from service sales for the three months ended June 30, 2010 decreased to 16% from 28% in the year-ago period, primarily as a result of increased costs related to the build out and operations of the network and support infrastructure for our mini-VSAT Broadband service. Over the next several months, as we complete the next phase of the network build-out, we expect service margins to stabilize and show improvement as we increase the number of subscribers and associated airtime service revenue. However, service margins will continue to be under pressure throughout 2010, potentially showing some variability quarter to quarter due to changes in mix of type of service.

Operating Expenses

Sales, marketing and support expense for the three months ended June 30, 2010 increased by $0.8 million, or 19%, to $4.7 million from $4.0 million for the three months ended June 30, 2009. The primary reason for the increase in 2010 was a $0.4 million increase in employee compensation for sales, marketing and support, primarily in connection with the global expansion of our mini-VSAT Broadband satellite communication service. Also contributing to the increase was a $0.2 million increase in sales representative commissions primarily due to the increase in airtime sales for our mini-VSAT Broadband service and marine mobile communications product sales during the quarter and a $0.2 million increase in facility expenditures allocated to the sales and marketing department. As a percentage of sales, sales, marketing and support expense decreased during the quarter ended June 30, 2010 to 16% from 18% for the quarter ended June 20, 2009, due primarily to the increase in overall product and service sales discussed above.

Research and development expense for the three months ended June 30, 2010 increased by $0.6 million, or 35%, to $2.5 million from $1.9 million for the three months ended June 30, 2009. All research and development costs are expensed as incurred, excluding certain of the aviation antenna development costs related to the development project for LiveTV, which are capitalized, as we have a contractual right to recover such costs (see note 12 to the condensed consolidated financial statements). The primary reason for the increase in 2010 expense was the core completion of the development project for the DIRECTV-compatible satellite television antenna to be used on narrowbody commercial aircraft. The project was substantially complete in the second quarter of 2009 and resulted in a $0.4 million decrease in the capitalization of aviation antenna development costs during the second quarter of 2010 versus the second quarter of 2009 and a corresponding increase in research and development expense. As a percentage of sales, research and development expense remained consistent at 9% during both the quarter ended June 30, 2010 and the quarter ended June 30, 2009.

General and administrative expense for the three months ended June 30, 2010 increased by $0.5 million, or 25%, to $2.3 million from $1.9 million for the three months ended June 30, 2009. The primary reason for the increase in 2010 expense was a $0.3 million increase in general and administrative related employee compensation, primarily as a result of an increase in general and administrative staffing as well as an increase in accrued performance based incentive compensation and stock compensation expense. Also contributing to the increase was a $0.1 million increase in legal and consulting fees associated with satellite capacity and licensing arrangements in connection with the global expansion of our mini-VSAT Broadband satellite communication service. As a percentage of sales, general and administrative expense decreased during the quarter ended June 30, 2010 to 8% from 9% for the quarter ended June 30, 2009, due primarily to the increase in overall product and service sales discussed above.

Interest Income and Other Income

Interest income and other income for the three months ended June 30, 2010 was $0.1 million, which was consistent with interest income and other income for the three months ended June 30, 2009.

Income Tax Benefit

Income tax benefit for the three months ended June 30, 2010 increased by $3.3 million to $3.3 million from $0.0 million for the three months ended June 30, 2009. The primary reason for the increase in 2010 was a tax benefit in the amount of $4.0 million recognized as a result of the reversal of a substantial portion of the U.S. deferred tax asset valuation allowance during the second quarter of 2010. During the second quarter of 2010, based upon an evaluation of the positive and negative evidence, we concluded that $4.0 million of the deferred tax asset valuation allowance was no longer required, resulting in a remaining valuation allowance requirement of $2.3 million as of June 30, 2010. As part of our analysis, we evaluated, among other factors, our recent history of generating taxable income and our near-term forecasts of future taxable income and determined that it is more likely than not that we will be able to realize an additional $4.0 million of our deferred tax assets over the next several years. After considering these factors, we concluded that a reversal of the valuation allowance was appropriate. Partially offsetting the income tax benefit was a $1.8 million increase in pre-tax income.

Six Months Ended June 30, 2010 and 2009

Net Sales

Product sales for the six months ended June 30, 2010 increased $14.7 million, or 44%, to $48.4 million from $33.7 million for the six months ended June 30, 2009. The primary reason for the increase was an $8.1 million, or 52%, increase in sales of our guidance and stabilization products. Specifically, sales of our FOG products increased $8.0 million, or 67%, driven largely by increased sales in support of remotely operated weapons station programs.

Mobile communication product sales for the six months ended June 30, 2010 increased $6.6 million, or 37%, to $24.7 million from $18.1 million for the six months ended June 30, 2009. The primary reason for the increase was a $4.4 million increase in sales of our DIRECTV-compatible satellite television antenna used on narrowbody commercial aircraft. We began shipping this antenna to LiveTV in the second quarter of 2009. Also contributing to the increase in mobile communication product sales was an increase in sales of our marine products of $1.6 million, or 10%, compared with six months ended June 30, 2009, driven primarily by demand for our TracPhone V7 product and our TracVision HD7 satellite television product that we launched in the fourth quarter of 2009. In addition, sales of our land mobile products increased $0.7 million, or 32%, compared to the six months ended June 30, 2009, driven primarily by increased sales to original equipment manufacturers in the recreational vehicle market. Mobile communications product sales originating from our Danish subsidiary increased $1.0 million, or 16%, from the six months ended June 30, 2009. Mobile communications product sales originating from North America increased $5.6 million, or 48%, from the six months ended June 30, 2009 to the six months ended June 30, 2010.

Service sales for the six months ended June 30, 2010 increased $2.6 million, or 41%, to $9.1 million from $6.4 million for the six months ended June 30, 2009. The primary reason for the increase was a $3.0 million increase in airtime sales for our mini-VSAT Broadband service. Also contributing to the increase was an increase in contracted engineering revenue of $0.4 million primarily related to a FOG product. Offsetting this increase was a decline of $0.7 million in service repair sales and Inmarsat airtime sales.

Cost of Sales

For the six months ended June 30, 2010, costs of product sales increased by $4.3 million, or 19%, to $26.8 million for the six months ended June 30, 2010 from $22.5 million for the six months ended June 30, 2009. The primary reason for the increase was the increase in unit sales of FOG products. Also contributing to the increase was an increase in unit sales of our DIRECTV-compatible satellite television antenna used on narrowbody commercial aircraft, and to a lesser extent, an increase in unit sales of marine and land mobile communication products. Partially offsetting this increase was a $1.0 million decrease in our inventory reserve costs.

Costs of service sales increased by $3.0 million, or 68%, to $7.4 million for the six months ended June 30, 2010 from $4.4 million for the six months ended June 30, 2009. The primary reason for the increase was a $2.5 million increase in airtime costs of sales for our mini-VSAT Broadband service. Also contributing to the increase was an increase in our contracted engineering services costs of sales of approximately $0.5 million primarily related to a FOG product.

Gross margin from product sales for the six months ended June 30, 2010 increased to 45% from 33% in the year-ago period. The primary reason for the increase in gross margin was a 52% increase in our relatively higher margin guidance and stabilization product sales and a 37% increase in our mobile communication product sales, resulting in improved utilization of production capacity for fiber optic gyros and mobile communication products for the six months ended June 30, 2010. Also contributing to the gross margin improvement was a $1.0 million decrease in our inventory reserve costs.

Gross margin from service sales for the six months ended June 30, 2010 decreased to 19% from 32% in the year-ago period as a result of increased costs related to the build out and operations of the network and support infrastructure for our mini-VSAT Broadband service.

Operating Expenses

Sales, marketing and support expense for the six months ended June 30, 2010 increased by $1.1 million, or 14%, to $9.2 million from $8.1 million for the six months ended June 30, 2009. The primary reason for the increase in 2010 was a $0.6 million increase in employee compensation for sales, marketing and support, primarily in connection with the global expansion of our mini-VSAT Broadband satellite communication service. Also contributing to the increase was a $0.3 million increase in sales representative commissions due to the increase in airtime sales for our mini-VSAT Broadband service and marine mobile communications product sales during the first six months of 2010, as well as an increase in warranty expense of $0.2 million and a $0.2 million increase in facility expenditures allocated to the sales and marketing department. Partially offsetting the increase was a $0.4 million decrease in bad debt expense. As a percentage of sales, year-to-date sales, marketing and support expense decreased to 16% in 2010 from 20% in 2009, due primarily to the increase in product sales discussed above.

Research and development expense for the six months ended June 30, 2010 increased by $1.1 million, or 28% to $5.1 million from $4.0 million for the six months ended June 30, 2009. All research and development costs are expensed as incurred, excluding the aviation antenna development costs related to the development project for LiveTV, which are capitalized, as we have a contractual right to recover such costs (see note 12 to the condensed consolidated financial statements). The primary reason for the increase in 2010 expense was the core completion of the development project for the DIRECTV-compatible satellite television antenna to be used on narrowbody commercial aircraft. The project was substantially complete in the second quarter of 2009 and resulted in a $1.0 million decrease in the capitalization of aviation antenna development costs during the first six months of 2010 versus the first six months of 2009 and a corresponding increase in research and development expense. As a percentage of sales, year-to-date research and development expense decreased to 9% in 2010 from 10% in 2009 due primarily to the increase in sales discussed above.

General and administrative expense for the six months ended June 30, 2010 increased by $0.9 million, or 24%, to $4.7 million from $3.8 million for the six months ended June 30, 2009. The primary reason for the increase in 2010 expense was a $0.6 million increase in general and administrative related employee compensation, primarily as a result of an increase in general and administrative staffing as well as an increase in accrued performance based incentive compensation and stock compensation expense. Also contributing to the increase was a $0.2 million increase in legal and consulting fees associated with satellite capacity and licensing arrangements in connection with the global expansion of our mini-VSAT Broadband satellite communication service. As a percentage of sales, year-to-date general and administrative expense decreased to 8% in 2010 from 9% in 2009.

Interest Income and Other Income

Interest income and other income for the six months ended June 30, 2010 was $0.2 million, which was consistent with interest income and other income for the six months ended June 30, 2009.

Income Tax Benefit

Income tax benefit for the six months ended June 30, 2010 increased by $2.9 million to $2.9 million from $0.1 million for the six months ended June 30, 2009. The primary reason for the increase in 2010 was a tax benefit in the amount of $4.0 million recognized as a result of the reversal of a substantial portion of the U.S. deferred tax asset valuation allowance during the second quarter of 2010. During the second quarter of 2010, based upon an evaluation of the positive and negative evidence, we concluded that $4.0 million of the deferred tax asset valuation allowance was no longer required, resulting in a remaining valuation allowance requirement of $2.3 million as of June 30, 2010. As part of our analysis, we evaluated, among other factors, our recent history of generating taxable income and our near-term forecasts of future taxable income and determined that it is more likely than not that we will be able to realize an additional $4.0 million of our deferred tax assets over the next several years. After considering these factors, we concluded that a reversal of the valuation allowance was appropriate. Partially offsetting the income tax benefit was our $4.5 million pre-tax income in 2010 versus a $2.4 million pre-tax loss in 2009.

Liquidity and Capital Resources

We have historically funded our operations primarily from operating cash flows, net proceeds from public and private equity offerings, bank financings and proceeds received from exercises of stock options. As of June 30, 2010, we had $45.5 million in cash, cash equivalents and marketable securities and $66.2 million in working capital.

Net cash provided by operations was $6.3 million for the six months ended June 30, 2010 as compared to net cash provided by operations of $0.2 million for the six months ended June 30, 2009. The increase is primarily due to a $9.8 million increase in net income, a $5.1 million reduction in cash outflows related to accounts payable and accrued expenses, a $1.6 million reduction in cash outflows for other long-term assets, a $0.8 million reduction in cash outflows related to prepaid expenses and other assets. The decrease in cash outflows was partially offset by a $3.7 million increase in cash outflows related to increased inventory levels, a $3.3 million increase in cash outflows attributable to accounts receivable, primarily due to the growth in sales in the second quarter of 2010, and a decrease in cash inflows of $0.7 million related to deferred revenue.

Net cash used in investing activities was $6.9 million for the six months ended June 30, 2010 as compared to net cash used in investing activities of $1.7 million for the six months ended June 30, 2009. The increase is primarily due to a $3.4 million increase in our net investment in marketable securities as well as a $1.7 million increase in capital expenditures. The increase in capital expenditures was due primarily to our initiative for the global expansion of our min-VSAT Broadband satellite communication products and service.

Net cash provided by financing activities was $1.7 million for the six months ended June 30, 2010 as compared to net cash provided by financing activities of $1.4 million for the six months ended June 30, 2009. The increase is primarily due to a $2.0 million decrease in repayments of our mortgage loan, as we made a $2.0 million balloon payment to pay off our former mortgage loan in the first quarter of 2009. Also contributing to the increase in net cash provided by financing activities was a $2.1 million increase in proceeds from stock options exercised and employee stock purchase plan and a $0.6 million decrease in repurchases of common stock. Partially offsetting the increase in cash provided by financing activities was a $0.4 million increase in payments of employee restricted stock tax withholdings.

On April 6, 2009, we entered into a mortgage loan in the amount of $4.0 million related to our headquarters facility in Middletown, Rhode Island. The loan term is 10 years, with a principal amortization of 20 years, and the interest rate will be a rate per year adjusted periodically based on a defined interest period equal to the BBA LIBOR Rate plus 2.25 percentage points. Land, building and improvements with an approximate carrying value of $5.0 million as of June 30, 2010 secure the mortgage loan. The monthly mortgage payment is approximately $9,400 plus interest and increases in increments of approximately $600 each year throughout the life of the mortgage. Due to the difference in the term of the loan and amortization of the principal, a balloon payment of $2.6 million is due on April 1, 2019. The loan contains one financial covenant, a Fixed Charge Coverage Ratio, which applies in the event that our consolidated cash, cash equivalents and marketable securities balance falls below $25.0 million at any time. As our consolidated cash, cash equivalents and marketable securities balance was above $25.0 million for the six months ended June 30, 2010, the Fixed Charge Coverage Ratio did not apply. Under the mortgage loan we may prepay our outstanding loan balance subject to certain early termination charges as defined in the mortgage loan agreement. If we were to default on our mortgage loan, the land, building and improvements would be used as collateral. As discussed in note 15 to the condensed consolidated financial statements, effective April 1, 2010, in order to reduce the volatility of cash outflows that arise from changes in interest rates, we entered into two interest rate swap agreements that are intended to hedge our mortgage interest obligations by fixing the interest rates specified in the mortgage loan to 5.91% for half of the principal amount outstanding and 6.07% for the remaining half of the principal amount outstanding as of April 1, 2010 until the mortgage loan expires on April 16, 2019.

On August 4, 2010, we entered into a purchase and sale agreement to purchase a facility located in Tinley Park, Illinois, which we had previously leased, for approximately $4.3 million. The property will be purchased using existing cash, cash equivalents and marketable securities.

Currently, we have a revolving loan agreement with a bank that provides for a maximum available credit of $15.0 million and will expire on December 31, 2011. We pay interest on any outstanding amounts at a rate equal to, at our option, BBA LIBOR Daily Floating Rate plus 1.75%, or the Eurodollar Rate plus 1.75%. The line of credit contains two financial covenants, a Leverage Ratio and a Fixed Charge Coverage Ratio, that apply in the event that our consolidated cash, cash equivalents and marketable securities balance falls below $25.0 million at any time. As our consolidated cash, cash equivalents and marketable securities balance was above $25.0 million throughout the six months ended June 30, 2010, the Leverage Ratio and Fixed Charge Coverage Ratio did not apply. We may terminate the loan agreement prior to its full term without penalty, provided we give 30 days advance written notice to the bank. As of June 30, 2010, no borrowings were outstanding under the facility.

On November 26, 2008, our Board of Directors authorized a program to repurchase up to one million shares of our common stock. The share repurchase program is funded using our existing cash, cash equivalents, marketable securities and future cash flows. As of June 30, 2010, there were 798,676 shares that may yet be purchased under this program. We did not repurchase any shares of our common stock during the six months ended June 30, 2010 under the program.

It is our intent to continue to invest in the mini-VSAT Broadband network on a global basis in cooperation with ViaSat under the terms of a 10-year agreement announced in July 2008. As part of this investment, we expect that we will purchase additional hubs from ViaSat over time for capacity and/or regional expansion. Each satellite hub represents a substantial capital investment. In 2008, we entered into an agreement to lease satellite capacity in order to provide coverage in the Pacific Ocean. In 2009, we also entered into several agreements with various satellite owners in order to provide satellite coverage to North American, Caribbean, African, Asia-Pacific, Indian Ocean, Australian and New Zealand waters. In addition to these agreements, as part of the coverage expansion, we plan to seek to acquire additional satellite capacity from Ku-band satellite operators, expend funds to seek regulatory approvals and permits, develop product enhancements in anticipation of the expansion and hire additional personnel. We anticipate these costs will be funded by cash, cash equivalents and marketable securities on hand, as well as cash flows from operations.

We believe that the $45.5 million we hold in cash, cash equivalents and marketable securities, together with our other existing working capital and cash flows from operations, will be adequate to meet planned operating and capital requirements through at least the next twelve months. However, as the need or opportunity arises, we may seek to raise additional capital through public or private sales of securities or through additional debt financing. There are no assurances that we will be able to obtain any additional funding or that such funding will be available on terms acceptable to us.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk exposure is in the area of foreign currency exchange risk. We are exposed to currency exchange rate fluctuations related to our subsidiary operations in Denmark. Certain transactions in Denmark are made in the Danish Krone or Euro, yet are reported in the U.S. dollar, the functional currency. For foreign currency exposures existing at June 30, 2010, a 10% unfavorable movement in the foreign exchange rates for our subsidiary location would not expose us to material losses in earnings or cash flows.

From time to time, we purchase foreign currency forward contracts generally having durations of no more than five months. These forward contracts are intended to offset the impact of exchange rate fluctuations on cash flows of our Danish subsidiary. Foreign exchange contracts are accounted for as cash flow hedges and are recorded on the balance sheet at fair value until executed. Changes in the fair value are recognized in earnings. We did not enter into any such contracts during the six months ended June 30, 2010.

The primary objective of our investment activities is to preserve principal and maintain liquidity, while at the same time maximize income. We have not entered into any instruments for trading purposes. Some of the securities that we invest in may have market risk. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities that can include commercial paper, United States treasuries, certificates of deposit, investment grade asset-backed corporate securities, money market mutual funds and government agency and non-government debt securities. As of June 30, 2010, a hypothetical 100 basis-point increase in interest rates would result in an immaterial decrease in the fair value of our investments that have maturities of greater than one year. Due to the conservative nature of our investments and the relatively short duration of their maturities, we believe interest rate risk is substantially mitigated. As of June 30, 2010, 71% of the $38.5 million classified as available-for-sale marketable securities will mature or reset within one year. Accordingly, long-term interest rate risk is not considered material. We do not invest in any financial instruments denominated in foreign currencies as of June 30, 2010.

To the extent that we borrow against our variable-rate credit facility, we will be subject to interest rate risk. There were no borrowings outstanding at June 30, 2010.

As previously discussed in note 15 to the condensed consolidated financial statements, effective April 1, 2010, in order to reduce the volatility of cash outflows that arise from changes in interest rates, we entered into two interest rate swap agreements. These interest rate swap agreements are intended to hedge our mortgage loan related to our headquarters facility in Middletown, Rhode Island by fixing the interest rates specified in the mortgage loan to 5.91% for half of the principal amount outstanding and 6.07% for the remaining half of the principal amount outstanding as of April 1, 2010 until the mortgage loan expires on April 16, 2019.

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

Under the supervision and with the participation of our CEO and CFO, our management has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this interim report. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2010.

Evaluation of Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of our CEO and CFO, our management has evaluated our internal control over financial reporting during the second quarter of 2010. Based on that evaluation, our CEO and CFO did not identify any change in our internal control over financial reporting during the second quarter of 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Worldwide economic conditions have experienced a significant downturn over the last two years, including slower economic activity, tightened credit markets, inflation and deflation concerns, decreased consumer confidence, reduced corporate profits, reduced or canceled capital spending, adverse business conditions and liquidity concerns. These conditions make it difficult for businesses, governments and consumers to accurately forecast and plan future activities. Although net sales of our FOG products increased $8.0 million, or 67%, from the six months ended June 30, 2009 to the six months ended June 30, 2010 driven largely by increased sales in support of remotely operated weapons station programs to European and U.S. contractors that sell to the U.S. government, there can be no assurance that such an increase will continue in the future. Governments are experiencing significant declines in tax receipts, which may cause them to curtail spending significantly or reallocate funds away from defense programs. There can be no assurances that government responses to the disruptions in the economy will remedy these problems. As a result of these and other factors, customers could slow or suspend spending on our products and services. We may also incur increased credit losses and need to increase our allowance for doubtful accounts, which would have a negative impact on our earnings and financial condition. We cannot predict the timing, duration or ultimate impact of this downturn. We expect our business to continue to be adversely impacted by this downturn.

Our revenues and results of operations have been and may continue to be adversely impacted by the current recession or associated declines in consumer spending.

Net sales of our mobile communications products are largely generated by discretionary consumer spending, and demand for these products may demonstrate slower growth or decline as a result of continuing weak regional and global economic conditions. Consumer spending tends to decline during recessionary periods and may decline at other times. For example, although sales of our mobile satellite communications products have recently increased, sales of those products declined approximately 27% from 2008 to 2009. These recent increases in sales may not be sustained in future periods. Consumers may choose not to purchase our mobile communications products due to a perception that they are luxury items. As global and regional economic conditions change, including the general level of interest rates, fluctuating oil prices and demand for durable consumer products, demand for our products could be materially and adversely affected.

Our results of operations could be adversely affected if unseasonably cold weather, prolonged winter conditions, disasters or similar events occur, including the recent oil spill in the Gulf of Mexico.

Our marine leisure business is highly seasonal. We historically have generated the majority of our marine leisure product revenues during the first and second quarters of each year, and these revenues typically decline in the third and fourth quarters of each year, compared to the first two quarters. Our marine leisure business is also significantly affected by the weather. Unseasonably cool weather, prolonged winter conditions, hurricanes, unusual amounts of rain, and natural and other disasters may decrease boating, which could reduce our revenues.

For example, the recent oil spill in the Gulf of Mexico has resulted in the imposition of one or more “no fishing” zones, and the federal government is seeking to impose a moratorium on certain offshore drilling activities. The oil spill may lead to further regulation, increases in the cost of doing business offshore, potential delays or bans on further exploration and drilling, limits on leisure and commercial activity in the Gulf of Mexico and elsewhere, and other unforeseen consequences, any of which could reduce both leisure boating and commercial operations. Any such reduction in activity could reduce demand for our marine products and harm our results of operations.

We expect that we will derive an increasing portion of our revenues from commercial leases of mobile communications equipment, rather than sales, which could increase our credit and collection risk.

We are actively seeking to increase revenues from the commercial markets for our mini-VSAT Broadband service, particularly shipping companies and other companies that deploy a fleet of vessels. In marketing this service, we offer leasing arrangements for the TracPhone V7 antenna to both commercial and leisure customers. If commercial leases become increasingly popular with our customers, we could face increased risks of default under those leases. Defaults could increase our costs of collection (including costs of retrieving leased equipment) and reduce the amount we collect from customers, which could harm our results of operations.

We have a history of variable operating results and may not be profitable in the future.

Although we generated net income during 2005, 2006, 2007, 2008 and in the first half of 2010, our profitability has fluctuated significantly on both a sequential and comparable quarter-to-quarter basis during the last three fiscal years. For example in 2009, we generated a net loss of $0.1 million, which included a net loss of $2.6 million in the first quarter of 2009.

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

Our mobile communications products historically have had lower product gross margins than our guidance and stabilization products. During 2007 and the first three quarters of 2008, sales of our guidance and stabilization products either declined or grew at a substantially lower rate than our overall sales growth. During the fourth quarter of 2008, the year ended December 31, 2009 and the first half of 2010, we experienced a significant increase in sales of our guidance and stabilization products, primarily due to an increase in our FOG product sales. A shift in our product sales mix toward mobile communications products would likely cause lower gross margins in the future.

We must increase sales of the TracPhone V7 and our mini-VSAT Broadband service in order to improve our service gross margins.

As a result of our continued build-out of the mini-VSAT Broadband network infrastructure, our cost of service sales includes certain fixed costs that do not vary with the volume of service sales. These fixed costs are increasing as we expand our network across the globe, and we have an extremely limited ability to reduce these fixed costs in the short term. If sales of our TracPhone V7 and the mini-VSAT Broadband service do not increase as we expect or decline, our service gross margins may remain below historical levels or decline. For example, our overall service gross margin, which also includes product repair sales, Inmarsat airtime sales, and contracted engineering sales, declined substantially from 28% for the three months ended June 30, 2009 to 16% for the three months ended June 30, 2010. The failure to improve our mini-VSAT Broadband service gross margins would have a material adverse effect on our overall profitability.

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

In the guidance and stabilization markets, we compete primarily with Honeywell International Inc., Kearfott Guidance & Navigation Corporation, Northrop Grumman Corporation, Goodrich Aerospace, IAI, and Fizoptica.

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

In the market for maritime broadband service we compete with Speedcast, MTN/SeaMobile, CapRock, Schlumberger, Ship Equip, Vizada and Stratos. In the marine market for satellite communications equipment, we compete with Cobham Sea Tel, Inc., Furuno Electric Co., Ltd., Globalstar LP, Thrane & Thrane A/S, Intellian, Ship Equip, JRC and Iridium Satellite LLC. Our TracPhone V7 system offers customers a range of benefits due to its integrated design, hardware costs that are lower than existing maritime VSAT systems, and spread spectrum technology. We currently compete against companies that offer established maritime VSAT service using, in some cases, antennas 1-meter in diameter or larger. We are beginning to see regional competition from companies offering similar 24-inch VSAT systems and services. In addition, other companies could replicate some of the distinguishing features of our TracPhone V7, which could potentially reduce the appeal of our solution, increase price competition and adversely affect sales. Moreover, consumers may choose other services such as FleetBroadband or Iridium OpenPort for their service coverage and potentially lower hardware costs despite higher service costs and slower data rates.

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

These factors can cause substantial fluctuations in sales of our FOG and TACNAV products from period to period. For example, sales of our FOG products increased $8.0 million, or 67%, from the six months ended June 30, 2009 to the six months ended June 30, 2010 driven largely by increased sales in support of remotely operated weapons station programs. Although our expectation is that FOG product sales will continue to increase in 2010 compared to 2009 in support of various customer programs, including remotely operated weapons stations, we do not expect such a level of growth rate to continue. The Obama administration and Congress may change defense spending priorities, either in conjunction with the decision to commence troop withdrawals from Iraq and Afghanistan or for other reasons. Moreover, government customers and their contractors can generally cancel orders for our products for convenience or decline to exercise previously disclosed contract options. Even under firm orders with government customers, funding must often be appropriated in the budget process in order for the government to complete the contract. The cancellation of or failure to fund orders for our products could substantially reduce our net sales and results of operations.

Sales of our fiber optic gyro systems and TACNAV products generally consist of a few large orders, and the delay or cancellation of a single order could substantially reduce our net sales.

KVH products sold to customers in the defense industry are purchased through orders that can generally range in size from several hundred thousand dollars to more than one million dollars. For example, during the three months ended June 30, 2010, we received a $7.1 million order for our fiber optic gyro products and a $2.0 million order for our TACNAV products. In July 2010, we also received a $13.0 million TACNAV products order. As a result, the delay or cancellation of a single order could materially reduce our net sales and results of operations. We continue to experience unanticipated delays in defense orders, which make our revenues and operating results less predictable. Because our guidance and stabilization products typically have relatively higher product gross margins than our mobile communications products, the loss of an order for guidance and stabilization products could have a disproportionately adverse effect on our results of operations.

Only a few customers account for a substantial portion of our guidance and stabilization revenues, and the loss of any of these customers could substantially reduce our net sales.

We derive a significant portion of our guidance and stabilization revenues from a small number of customers, most of whom are contractors for the U.S. Government. Our top four guidance and stabilization customers in 2009 accounted for approximately 27% of our net sales in that year, and 31% of our net sales for the first half of 2010. The loss of business from any of these customers could substantially reduce our net sales and results of operations and could seriously harm our business. Since we are often awarded a contract as a subcontractor to a major defense supplier that is engaged in a competitive bidding process as prime contractor for a major weapons procurement program, our revenues depend significantly on the success of the prime contractors with which we align ourselves.

For example, Kongsberg Defence & Aerospace AS, a major supplier of remotely operated weapons station programs and a purchaser of our FOG products, accounted for approximately 19% and 18% of our net sales in the second quarter and first half of 2010, respectively. In addition, a subcontractor to Kongsberg accounted for approximately 5% and 7% of our net sales in the second quarter and first half of 2010, respectively. Although, we anticipate to continue to supply Kongsberg and the subcontractor to Kongsberg with our products throughout 2010, our current backlog with Kongsberg extends only to October 2010. We are not operating under a long-term supply agreement with Kongsberg.

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

We rely on Inmarsat for satellite communications services for our mini-M, Fleet and FleetBroadband compatible TracPhone products. SES World Skies, Eutelsat, Sky Perfect-JSAT, GE Satellite, Telesat, EchoStar and Optus currently provide the satellite capacity to support the mini-VSAT Broadband service and our TracPhone V7. In addition, we have agreements with various teleports and Internet Service Providers (ISPs) around the globe to support the mini-VSAT Broadband service.

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

Our mini-VSAT Broadband service relies on spread spectrum technology developed with ViaSat, Inc., for use with satellite capacity controlled by SES World Skies, Eutelsat, Sky Perfect-JSAT, GE Satellite, Telesat, Echostar, and Optus. Our TracPhone V7 two-way broadband satellite terminal combines our stabilized antenna technology with ViaSat’s ArcLight spread spectrum mobile broadband technology, along with a new maritime version of ViaSat’s ArcLight spread spectrum modem. The ArcLight technology is also integrated within the satellite hubs that support this service. Sales of the TracPhone V7 and our mini-VSAT Broadband service could be disrupted if we fail to receive approval from regulatory authorities to provide our spread spectrum service in the waters of various countries where our customers operate or if there are issues with the availability of the ArcLight maritime modems.

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

High fuel prices, tight credit availability and environmental concerns are adversely affecting sales of our mobile communications products.

Factors such as historically high fuel prices, tight credit and environmental protection laws are continuing to materially and adversely affect sales or use of larger vehicles and vessels for which our mobile satellite communications products are designed. Many customers finance their purchases of these vehicles and vessels, and tightened credit availability has reduced demand for both these vehicles and vessels and our mobile communications products. Moreover, in the current credit markets financing for these purchases has been unavailable or more difficult to obtain. The increased cost of operating these vehicles and vessels is adversely affecting and may continue to adversely affect demand for our mobile satellite communications products.

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

We obtain many key components for our products from third-party suppliers, and in some cases we use a single or a limited number of suppliers. Any interruption in supply could impair our ability to deliver our products until we identify and qualify a new source of supply, which could take several weeks, months or longer and could increase our costs significantly. Suppliers might change or discontinue key components, which could require us to modify our product designs. For example, in the past, we have experienced changes in the chemicals used to coat our optical fiber, which changed its characteristics and thereby necessitated design modifications. In general, we do not have written long-term supply agreements with our suppliers but instead purchase components through purchase orders, which expose us to potential price increases and termination of supply without notice or recourse. It is generally not our practice to carry significant inventories of product components, and this could magnify the impact of the loss of a supplier. If we are required to use a new source of materials or components, it could also result in unexpected manufacturing difficulties and could affect product performance and reliability. In addition, from time to time, lead times for certain components can increase significantly due to imbalances in overall market supply and demand. This, in turn, could limit our ability to satisfy the demand for certain of our products on a timely basis, and could result in some customer orders being rescheduled or cancelled.

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

We have previously expanded our operations to pursue existing and potential market opportunities, and we are continuing to expand our international operations in connection with the build-out of our mini-VSAT network. This growth placed a strain on our personnel, management, financial and other resources. Although both our guidance and stabilization revenue and our mobile communications revenue have increased dramatically in 2010, they have both declined dramatically in earlier periods in response to economic conditions, weak consumer demand and other factors. If, in the future, any portion of our business grows more rapidly than we anticipate and we fail to manage that growth properly, we may incur unnecessary expenses, and the efficiency of our operations may decline. If we are unable to adjust our operating expenses on a timely basis in response to changes in revenue cycles, our results of operations may be harmed. To manage changes in our rate of growth effectively, we must, among other things:

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

We may have exposure to additional tax liabilities, which could negatively impact our income tax expense, net income and cash flow.

We are subject to income taxes and other taxes in both the U.S. and the foreign jurisdictions in which we currently operate. The determination of our worldwide provision for income taxes and current and deferred tax assets and liabilities requires judgment and estimation. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. We are subject to regular review and audit by both domestic and foreign tax authorities and to the prospective and retrospective effects of changing tax regulations and legislation. Although we believe our tax estimates are reasonable, the ultimate tax outcome may materially differ from the tax amounts recorded in our condensed consolidated financial statements and may materially affect our income tax expense, net income (loss), and cash flows in the period in which such determination is made.

Deferred tax assets are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating losses and tax credit carryforwards. A valuation allowance reduces deferred tax assets to estimated realizable value, which assumes that it is more likely than not that we will be able to generate sufficient future taxable income to realize the net carrying value. We review our deferred tax assets and valuation allowance on a quarterly basis. As part of our review, we consider positive and negative evidence, including cumulative results in recent years. As a result of our review for the quarter ended June 30, 2010, we concluded that a portion of the deferred tax asset valuation allowance was no longer required and, as a result, was reversed. A tax benefit of $4.0 million was recognized as a result of this reversal.

If, during our quarterly reviews of our deferred tax assets, we determine that it is more likely than not that we will not be able to generate sufficient future taxable income to realize the net carrying value of our deferred tax assets, we will record a valuation allowance to reduce the tax assets to estimated realizable value. This could result in a material income tax charge.

The market price of our common stock may be volatile.

Our stock price has historically been volatile. From November 1, 2008 to June 30, 2010, the trading price of our common stock ranged from $16.66 to $2.81. Many factors may cause the market price of our common stock to fluctuate, including:

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

On November 26, 2008, our Board of Directors authorized a program to repurchase up to one million shares of our common stock. The repurchase program is funded using our existing cash, cash equivalents, marketable securities and future cash flows. Under the repurchase program, at management’s discretion, we may repurchase shares on the open market from time to time, in privately negotiated transactions or block transactions, or through an accelerated repurchase agreement. The timing of such repurchases depends on availability of shares, price, market conditions, alternative uses of capital, and applicable regulatory requirements. The program may be modified, suspended or terminated at any time without prior notice. The repurchase program has no expiration date. There were no other repurchase programs outstanding during the six months ended June 30, 2010, and no repurchase programs expired during the period.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares That May Yet be Purchased Under the Programs
April 1, 2010 – April 30, 2010	—	—	—	798,676
May 1, 2010 – May 31, 2010	—	—	—	798,676
June 1, 2010 – June 30, 2010	—	—	—	798,676

Total	—	—	—

ITEM 6.	EXHIBITS

Exhibits:

Exhibit		Filed with this Form	Incorporated by Reference
No.	Description	10-Q	Form	Filing Date	Exhibit No.
3.1	Amended and Restated Certificate of Incorporation, as amended	X

3.3	Amended, Restated and Corrected Bylaws of KVH Industries, Inc.		8-K	July 31, 2007	3

4.1	Specimen certificate for the common stock		S-1/A	March 22, 1996	4.1

10.1	KVH Industries, Inc. Third Amended and Restated 2006 Stock Incentive Plan		8-K	June 2, 2010	10.1

10.2	KVH Industries, Inc. Amended and Restated 1996 Employee Stock Purchase Plan		8-K	June 2, 2010	10.2

10.3	Purchase and Sale Agreement by and between Jefferson-Pilot Investments, Inc. and KVH Industries, Inc.	X

31.1	Rule 13a-14(a)/15d-14(a) certification of principal executive officer	X

31.2	Rule 13a-14(a)/15d-14(a) certification of principal financial officer	X

32.1	Section 1350 certification of principal executive officer	X

32.2	Section 1350 certification of principal financial officer	X

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 5, 2010

KVH Industries, Inc.

By:	/S/ PATRICK J. SPRATT
Patrick J. Spratt
(Duly Authorized Officer and Chief Financial and Accounting Officer)

Exhibit Index

Exhibit		Filed with this Form	Incorporated by Reference
No.	Description	10-Q	Form	Filing Date	Exhibit No.
3.1	Amended and Restated Certificate of Incorporation, as amended	X

3.3	Amended, Restated and Corrected Bylaws of KVH Industries, Inc.		8-K	July 31, 2007	3

4.1	Specimen certificate for the common stock		S-1/A	March 22, 1996	4.1

10.1	KVH Industries, Inc. Third Amended and Restated 2006 Stock Incentive Plan		8-K	June 2, 2010	10.1

10.2	KVH Industries, Inc. Amended and Restated 1996 Employee Stock Purchase Plan		8-K	June 2, 2010	10.2

10.3	Purchase and Sale Agreement by and between Jefferson-Pilot Investments, Inc. and KVH Industries, Inc.	X

31.1	Rule 13a-14(a)/15d-14(a) certification of principal executive officer	X

31.2	Rule 13a-14(a)/15d-14(a) certification of principal financial officer	X

32.1	Section 1350 certification of principal executive officer	X

32.2	Section 1350 certification of principal financial officer	X