Form 10-Q
period 2010-09-30
KVH INDUSTRIES INC \DE\
filed 2010-11-05
CIK 1007587

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2010

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Date	Class	Outstanding shares
November 3, 2010	Common Stock, par value $0.01 per share	15,192,149

KVH INDUSTRIES, INC. AND SUBSIDIARIES

Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

KVH INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts, unaudited)

	September 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$7,208	$5,871
Marketable securities	30,054	35,433
Accounts receivable, net of allowance for doubtful accounts of approximately $661 as of September 30, 2010 and $844 as of December 31, 2009	17,154	15,803
Inventories	15,193	13,387
Prepaid expenses and other assets	2,797	1,602
Costs and estimated earnings in excess of billings on uncompleted contracts	153	13
Deferred income taxes	1,091	17

Total current assets	73,650	72,126

Property and equipment, less accumulated depreciation of $22,533 as of September 30, 2010 and $21,503 as of December 31, 2009	23,237	15,777
Intangibles assets, less accumulated amortization of $17 as of September 30, 2010 and $0 as of December 31, 2009	2,381	—
Goodwill	4,053	—
Other non-current assets	6,024	6,509
Deferred income taxes	5,581	3,334

Total assets	$114,926	$97,746

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,339	$3,611
Accrued compensation and employee-related expenses	3,831	3,577
Accrued other	4,749	1,667
Accrued product warranty costs	957	1,084
Accrued professional services	395	419
Deferred revenue	826	961
Current portion of long-term debt	122	117

Total current liabilities	16,219	11,436

Other long-term liabilities	766	902
Long-term debt excluding current portion	3,715	3,808

Total liabilities	20,700	16,146

Commitments and contingencies (notes 3 and 10)
Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 1,000,000 shares; none issued	—	—
Common stock, $0.01 par value. Authorized 30,000,000 shares, 15,740,948 and 15,355,602 shares issued at September 30, 2010 and December 31, 2009; 14,539,624 and 14,154,278 shares outstanding at September 30, 2010 and December 31, 2009, respectively	158	154
Additional paid-in capital	101,009	96,274
Accumulated earnings (deficit)	2,622	(5,406)
Accumulated other comprehensive (loss) income	(92)	49
Less: treasury stock at cost, common stock, 1,201,324 shares as of September 30, 2010 and December 31, 2009	(9,471)	(9,471)

Total stockholders’ equity	94,226	81,600

Total liabilities and stockholders’ equity	$114,926	$97,746

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts, unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Sales:
Product	$21,598	$18,620	$70,010	$52,314
Service	6,165	4,023	15,231	10,461

Net sales	27,763	22,643	85,241	62,775

Costs and expenses:
Costs of product sales	11,688	10,663	38,498	33,139
Costs of service sales	4,537	3,044	11,907	7,422
Sales, marketing and support	4,380	4,241	13,615	12,371
Research and development	2,934	2,292	8,017	6,265
General and administrative	2,955	1,943	7,635	5,723

Total costs and expenses	26,494	22,183	79,672	64,920

Income (loss) from operations	1,269	460	5,569	(2,145)
Interest income	70	74	253	279
Interest expense	61	26	143	63
Other (expense) income, net	(15)	(29)	48	(21)

Income (loss) before income tax expense (benefit)	1,263	479	5,727	(1,950)
Income tax expense (benefit)	626	94	(2,301)	30

Net income (loss)	$637	$385	$8,028	$(1,980)

Per share information:
Net income (loss) per share
Basic	$0.04	$0.03	$0.56	$(0.14)

Diluted	$0.04	$0.03	$0.54	$(0.14)

Number of shares used in per share calculation:
Basic	14,483	13,978	14,360	13,981

Diluted	14,854	14,241	14,786	13,981

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Nine months ended September 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$8,028	$(1,980)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,746	1,872
Compensation expense related to awards and employee stock purchase plan	1,841	1,248
Provision for doubtful accounts	222	612
Deferred income taxes	(3,321)	—
Gain on sale of fixed assets	—	(10)
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	(1,573)	1,006
Costs and estimated earnings in excess of billings on uncompleted contracts	(140)	(32)
Inventories	(1,806)	722
Prepaid expenses and other assets	(1,195)	(541)
Other non-current assets	485	(1,687)
Accounts payable	1,728	(1,775)
Accrued expenses	2,723	1,603
Deferred revenue	(135)	500
Other long-term liabilities	(136)	82

Net cash provided by operating activities	9,467	1,620

Cash flows from investing activities:
Capital expenditures	(10,189)	(4,168)
Net cash paid for business acquired	(6,451)	—
Proceeds from sale of property and equipment	—	29
Purchases of marketable securities	(24,104)	(32,214)
Maturities and sales of marketable securities	29,447	32,447

Net cash used in investing activities	(11,297)	(3,906)

Cash flows from financing activities:
Payment of employee restricted stock withholdings	(482)	(47)
Proceeds from stock options exercised and employee stock purchase plan	3,408	135
Repurchase of common stock	—	(601)
Repayments of mortgage loan	(88)	(2,073)
Payment of stock registration fee	(7)	(4)
Borrowings from mortgage loan	—	4,000

Net cash provided by financing activities	2,831	1,410

Effect of foreign currency exchange rate	336	—
Net change in cash and cash equivalents	1,337	(876)
Cash and cash equivalents at beginning of period	5,871	4,979

Cash and cash equivalents at end of period	$7,208	$4,103

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

KVH’s mobile communications products enable customers to receive live digital television, voice and Internet services via satellite services in marine vessels, recreational vehicles, automobiles and commercial airplanes while in motion. KVH sells its mobile communications products through an extensive international network of retailers, distributors and dealers. KVH also leases products directly to end users.

KVH offers precision fiber optic gyro-based (FOG) systems that enable platform and optical stabilization, navigation, pointing and guidance. KVH’s guidance and stabilization products also include tactical navigation systems that provide uninterrupted access to navigation and pointing information in a variety of military vehicles, including tactical trucks and light armored vehicles. KVH’s guidance and stabilization products are sold directly to U.S. and allied governments and government contractors, as well as through an international network of authorized independent sales representatives. In addition, KVH’s guidance and stabilization products have numerous commercial applications such as precision mapping, dynamic surveying, autonomous vehicles, train location control and track geometry measurement systems, industrial robotics and optical stabilization.

KVH’s mobile communications service sales include sales earned from product repairs, sales from satellite voice and Internet airtime services, extended warranty sales and certain DIRECTV and DISH Network account subsidies and referral fees earned in conjunction with the sale of its products. KVH provides, for monthly usage fees, third-party satellite connectivity for voice, data and Internet services to its Inmarsat TracPhone customers who choose to activate their subscriptions with KVH. KVH also earns monthly fixed and usage fees for satellite connectivity sales from broadband Internet, data and Voice over Internet Protocol (VoIP) service to its TracPhone V7 customers. Under current DIRECTV and DISH Network programs, KVH is eligible to receive a one-time subsidy for each DIRECTV receiver activated for service and a new mobile account activation fee from DIRECTV and DISH Network for each customer who activates their DIRECTV or DISH Network service directly through KVH. In addition, KVH sells extended warranty programs primarily for its mobile communications products.

KVH’s guidance and stabilization service sales include product repairs and engineering services provided under development contracts.

(2) Basis of Presentation

The accompanying condensed consolidated financial statements of KVH Industries, Inc. and its wholly owned subsidiaries, KVH Europe A/S, KVH Industries Asia Pte. Ltd., KVH South America Comunicacao Por Satelite Ltda. and Virtek Communication, (collectively, KVH or the Company), have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission regarding interim financial reporting. The Company has evaluated all subsequent events through the date of this filing. Given that KVH Europe A/S, KVH Industries Asia Pte. Ltd. and KVH South America Comunicacao Por Satelite Ltda. operate as the Company’s European, Asian and Brazilian international distributors, all of their operating expenses are reflected within sales, marketing and support within the accompanying condensed consolidated statements of operations. Virtek Communication, a subsidiary of KVH Europe A/S, develops and distributes middleware known as CommBox™, which is to be integrated into the Company’s satellite communications products and services. All significant intercompany accounts and transactions have been eliminated in consolidation. The condensed consolidated financial statements have not been audited by our independent registered public accounting firm and include all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations, and cash flows for the periods presented. These condensed consolidated financial statements do not include all disclosures associated with annual financial statements and accordingly should be read in conjunction with the Company’s consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 filed on March 9, 2010 with the Securities and Exchange Commission. The results for the three and nine months ended September 30, 2010 are not necessarily indicative of operating results for the remainder of the year.

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

(4) Stock-Based Compensation

The Company recognizes stock-based compensation in accordance with the provisions of Accounting Standards Codification (ASC) 718, Compensation-Stock Based Compensation. Stock-based compensation expense was $718 and $452 for the three months ended September 30, 2010 and September 30, 2009, respectively and $1,841 and $1,248 for the nine months ended September 30, 2010 and September 30, 2009, respectively. As of September 30, 2010, there was $341 of total unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted-average period of 1.70 years. As of September 30, 2010, there was $4,442 of total unrecognized compensation expense related to restricted stock awards, which is expected to be recognized over a weighted-average period of 2.63 years.

The Company granted 110,000 and 285,000 restricted stock awards to employees under the terms of the Amended and Restated 2006 Stock Incentive Plan during the three and nine months ended September 30, 2010, respectively. The restricted stock awards vest ratably over four years from the date of grant subject to the recipient remaining employed through the applicable vesting dates. Compensation expense for restricted stock awards is measured at fair value on the date of grant based on the number of shares granted and the quoted market closing price of the Company’s common stock. Such value is recognized as expense over the vesting period of the award, net of estimated forfeitures.

A total of 75,000 of the restricted stock awards granted during the nine months ended September 30, 2010 were performance-based awards granted to executives. Of these restricted stock awards, 37,500 will vest ratably over four years from date of grant approval provided that the Company achieves certain fiber optic gyro sales objectives in 2010 and the remaining 37,500 will vest ratably over four years from date of grant approval provided that the Company achieves certain mini-VSAT sales objectives in 2010. As of September 30, 2010, the Company believes it is probable it will achieve its sales objectives for both the mini-VSAT and the fiber optic gyro businesses for the year ending December 31, 2010. As a result, the Company recorded expense in the three and nine months ended September 30, 2010 related to the performance-based restricted stock awards, the amount of which was not material.

(5) Net Income (Loss) per Common Share

Basic net income (loss) per share is calculated based on the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share incorporates the dilutive effect of common stock equivalent options, warrants and other convertible securities, if any, as determined with the treasury stock accounting method. Common stock equivalents related to options and restricted stock awards for 90,750 and related to options for 15,750 shares of common stock for the three and nine months ended September 30, 2010, respectively have been excluded from the fully diluted calculation of net income (loss) per share, as inclusion would be anti-dilutive. Common stock equivalents related to options and restricted stock awards for 1,027,603 and 1,178,701 shares of common stock for the three and nine months ended September 30, 2009, respectively, have been excluded from the fully diluted calculation of net income (loss) per share, as inclusion would be anti-dilutive.

A reconciliation of the basic and diluted weighted average common shares outstanding is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Weighted average common shares outstanding – basic	14,482,585	13,978,456	14,360,407	13,980,727
Dilutive common shares issuable in connection with stock plans	371,526	262,056	425,480	—

Weighted average common shares outstanding – diluted	14,854,111	14,240,512	14,785,887	13,980,727

(6) Inventories

Inventories are stated at the lower of cost or market using the first-in first-out costing method. Inventories as of September 30, 2010 and December 31, 2009 include the costs of material, labor, and factory overhead. Components of inventories consist of the following:

	September 30, 2010	December 31, 2009
Raw materials	$10,041	$9,121
Work in process	1,419	1,118
Finished goods	3,733	3,148

	$15,193	$13,387

KVH INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited, all amounts in thousands except share and per share amounts)

(7) Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes the effects of unrealized gains or losses on available-for-sale marketable securities and currency translation adjustments that are separately included in accumulated other comprehensive (loss) income within stockholders’ equity as well as unrealized losses on derivatives. The Company’s comprehensive income (loss) for the periods presented is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Net income (loss)	$637	$385	$8,028	$(1,980)
Unrealized gain (loss) on available-for-sale securities	1	13	(36)	(48)
Currency translation adjustment gain	336	—	336	—
Unrealized loss on derivatives	(127)	—	(441)	—

Total comprehensive income (loss)	$847	$398	$7,887	$(2,028)

(8) Product Warranty

The Company’s products carry limited warranties that range from one to three years and vary by product. The warranty period begins on the date of retail purchase by the original purchaser. The Company accrues estimated product warranty costs at the time of sale and any additional amounts are recorded when such costs are probable and can be reasonably estimated. Factors that affect the Company’s warranty liability include the number of units sold, historical and anticipated rates of warranty repairs and the estimated cost per repair. Warranty and related costs are reflected within sales, marketing and support in the accompanying statements of operations. As of September 30, 2010 and December 31, 2009, the Company had accrued product warranty costs of $957 and $1,084, respectively. The following table summarizes product warranty activity for the nine-month periods presented:

	Nine months ended September 30,
	2010	2009
Beginning balance	$1,084	$1,139
Charges to expense	224	598
Costs incurred	(351)	(588)

Ending balance	$957	$1,149

(9) Segment Reporting

Under common operational management, the Company designs, develops, manufactures and markets its navigation, guidance and stabilization and mobile communication products for use in a wide variety of applications. Products are generally sold directly to third-party consumer electronic dealers and retailers, original equipment manufacturers, government contractors or to U.S. and other foreign government agencies. Primarily, sales originating in the Americas consist of sales within the United States and Canada and, to a lesser extent, Mexico and some Latin and South American countries. The Americas’ sales also include all guidance and stabilization product sales throughout the world. Sales originating from the Company’s European and Asian subsidiaries principally consist of sales into all European countries, both inside and outside the European Union, as well as Africa, Asia/Pacific, the Middle East and India.

The Company operates in two geographic segments, exclusively in the mobile communications, navigation and guidance equipment industry, which it considers to be a single business activity. The Company has two primary product categories: mobile communication and guidance and stabilization. Mobile communication sales and services include marine, land mobile, automotive, and aeronautical communication equipment and satellite-based voice, television and Broadband Internet connectivity services. Guidance and stabilization sales and services include sales of and defense-related navigation and guidance and stabilization equipment based upon digital compass and fiber optic sensor technology. Guidance and stabilization sales also include development contract revenue.

KVH INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited, all amounts in thousands except share and per share amounts)

The following table summarizes information regarding the Company’s operations by geographic segment:

	Sales Originating From
Three months ended September 30, 2010	Americas	Europe and Asia	Total
Mobile communication sales to the United States	$11,549	$—	$11,549
Mobile communication sales to Canada	128	—	128
Mobile communication sales to Europe	330	2,195	2,525
Mobile communication sales to other geographic areas	486	636	1,122
Guidance and stabilization sales to the United States	6,110	—	6,110
Guidance and stabilization sales to Canada	1,063	—	1,063
Guidance and stabilization sales to Europe	4,784	—	4,784
Guidance and stabilization sales to other geographic areas	482	—	482
Intercompany sales	1,114	274	1,388

Subtotal	26,046	3,105	29,151
Eliminations	(1,114)	(274)	(1,388)

Net sales	$24,932	$2,831	$27,763

Segment net income (loss)	$541	$96	$637
Depreciation and amortization	$975	$25	$1,000
Total assets	$101,029	$13,897	$114,926

	Sales Originating From
Three months ended September 30, 2009	North America	Europe	Total
Mobile communication sales to the United States	$8,008	$—	$8,008
Mobile communication sales to Canada	180	—	180
Mobile communication sales to Europe	1,156	1,934	3,090
Mobile communication sales to other geographic areas	140	742	882
Guidance and stabilization sales to the United States	4,641	—	4,641
Guidance and stabilization sales to Canada	808	—	808
Guidance and stabilization sales to Europe	3,461	—	3,461
Guidance and stabilization sales to other geographic areas	1,573	—	1,573
Intercompany sales	1,089	—	1,089

Subtotal	21,056	2,676	23,732
Eliminations	(1,089)	—	(1,089)

Net sales	$19,967	$2,676	$22,643

Segment net income	$69	$316	$385
Depreciation	$646	$9	$655
Total assets	$88,787	$6,011	$94,798

KVH INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited, all amounts in thousands except share and per share amounts)

	Sales Originating From
Nine months ended September 30, 2010	Americas	Europe and Asia	Total
Mobile communication sales to the United States	$35,283	$—	$35,283
Mobile communication sales to Canada	498	—	498
Mobile communication sales to Europe	1,022	7,545	8,567
Mobile communication sales to other geographic areas	835	2,860	3,695
Guidance and stabilization sales to the United States	15,857	—	15,857
Guidance and stabilization sales to Canada	3,175	—	3,175
Guidance and stabilization sales to Europe	16,104	—	16,104
Guidance and stabilization sales to other geographic areas	2,062	—	2,062
Intercompany sales	5,411	274	5,685

Subtotal	80,247	10,679	90,926
Eliminations	(5,411)	(274)	(5,685)

Net sales	$74,836	$10,405	$85,241

Segment net income (loss)	$7,649	$379	$8,028
Depreciation and amortization	$2,706	$40	$2,746
Total assets	$101,029	$13,897	$114,926

	Sales Originating From
Nine months ended September 30, 2009	North America	Europe	Total
Mobile communication sales to the United States	$22,330	$—	$22,330
Mobile communication sales to Canada	439	—	439
Mobile communication sales to Europe	3,385	6,757	10,142
Mobile communication sales to other geographic areas	410	2,418	2,828
Guidance and stabilization sales to the United States	12,346	—	12,346
Guidance and stabilization sales to Canada	2,061	—	2,061
Guidance and stabilization sales to Europe	9,521	—	9,521
Guidance and stabilization sales to other geographic areas	3,108	—	3,108
Intercompany sales	4,379	—	4,379

Subtotal	57,979	9,175	67,154
Eliminations	(4,379)	—	(4,379)

Net sales	$53,600	$9,175	$62,775

Segment net (loss) income	$(2,798)	$818	$(1,980)
Depreciation	$1,847	$25	$1,872
Total assets	$88,787	$6,011	$94,798

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

(11) Share Buyback Program

On November 26, 2008, the Company’s Board of Directors authorized a program to repurchase up to one million shares of the Company’s common stock. As of September 30, 2010, 798,676 shares of the Company’s common stock remain available for repurchase under the authorized program. The repurchase program is funded using the Company’s existing cash, cash equivalents, marketable securities and future cash flows. Under the repurchase program, the Company, at management’s discretion, may repurchase shares on the open market from time to time, in privately negotiated transactions or block transactions, or through an accelerated repurchase agreement. The timing of such repurchases depends on availability of shares, price, market conditions, alternative uses of capital, and applicable regulatory requirements. The program may be modified, suspended or terminated at any time without prior notice. The repurchase program has no expiration date. There were no other repurchase programs outstanding during the nine months ended September 30, 2010 and no repurchase programs expired during the period.

The Company did not repurchase any shares of its common stock in the nine months ended September 30, 2010.

KVH INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited, all amounts in thousands except share and per share amounts)

(12) Long-Term Aviation Antenna Development and Production Agreement

On February 18, 2008, the Company entered into a $20,055 long-term antenna development and production agreement (the “Agreement”) that was subsequently increased in 2009 to $20,896. Under the terms of the Agreement, the Company designs, develops, and manufactures satellite television antennas for use on narrowbody commercial aircraft operating in the United States. The Company began shipment of the antennas in the second quarter of 2009. As of September 30, 2010, the Company has incurred $4,669 in research and development costs related to this arrangement. In accordance with ASC 730, Research and Development, and the Agreement, these costs are capitalized as they are incurred and then expensed into costs of product sales as antennas are sold in proportion to the number of antennas delivered versus the total contractual antenna production requirement. The Company expensed $7 and $1,000 of aviation antenna research and development costs into costs of product sales during the three and nine months ended September 30, 2010, respectively and expensed $19 of aviation antenna research and development costs into costs of product sales during the three and nine months ended September 30, 2009, respectively. The net amount of $2,868 in remaining capitalized research and development costs are costs that the Company has a contractual right to recover, and are reflected in other non-current assets as of September 30, 2010.

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

KVH INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited, all amounts in thousands except share and per share amounts)

The following tables present financial assets and liabilities at September 30, 2010 and December 31, 2009 for which the Company measures fair value on a recurring basis, by level, within the fair value hierarchy:

September 30, 2010	Total	Level 1	Level 2	Level 3	Valuation Technique
Assets
Money market mutual funds	$17,529	$17,529	$—	$—		(a)
Government agency bonds	8,524	8,524	—	—		(a)
Certificates of deposit	2,128	2,128	—	—		(a)
Corporate notes	1,873	1,873	—	—		(a)

Liabilities
Interest rate swaps	$440	$—	$440	$—		(d)

December 31, 2009	Total	Level 1	Level 2	Level 3	Valuation Technique
Assets
Government agency bonds	$12,064	$12,064	$—	$—		(a)
United States treasuries	11,623	11,623	—	—		(a)
Money market mutual funds	5,977	5,977	—	—		(a)
Government agency discount notes	3,499	3,499	—	—		(a)
Certificates of deposit	2,270	2,270	—	—		(a)

Certain financial instruments are carried at cost on the condensed consolidated balance sheets, which approximates fair value due to their short-term, highly liquid nature. These instruments include cash and cash equivalents, accounts receivable, accounts payable and accrued expenses.

(14) Business and Credit Concentrations

Significant portions of the Company’s net sales are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Net sales to foreign customers outside the U.S. and Canada	32.1%	44.1%	35.7%	44.8%
Net sales to Customer A	15.9%	14.3%	17.4%	13.6%

Net sales to a single customer (Customer A) accounted for approximately 15.9% and 14.3% of the Company’s net sales for the three months ended September 30, 2010 and 2009, respectively and 17.4% and 13.6% of the Company’s net sales for the nine months ended September 30, 2010 and 2009, respectively. In addition, net sales to a subcontractor to Customer A accounted for approximately 4.0% of the Company’s net sales for the three months ended September 30, 2010 and 2009, respectively and 6.4% of the Company’s net sales for the nine months ended September 30, 2010 and 2009, respectively. The terms and conditions of sales to Customer A and the subcontractor to Customer A are consistent with the Company’s standard terms and conditions of product sales. Customer A and the subcontractor to Customer A are current with all outstanding receivable balances.

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

As required by ASC Topic 815, Derivatives and Hedging, the Company records all derivatives on the balance sheet at fair value. As of September 30, 2010, the fair value of the derivatives is included in other accrued liabilities and the unrealized loss is included in other comprehensive income (loss).

KVH INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited, all amounts in thousands except share and per share amounts)

As of September 30, 2010, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivatives	Notional (in thousands)	Asset (Liability)	Effective Date	Maturity Date	Index	Strike Rate
Interest rate swap	$1,919	(209)	April 1, 2010	April 1, 2019	1-month LIBOR	5.91%
Interest rate swap	$1,919	(231)	April 1, 2010	April 1, 2019	1-month LIBOR	6.07%

(16) Business Acquisition

On September 13, 2010, the Company’s Danish subsidiary, KVH Europe A/S, completed a $6.5 million all-cash acquisition of Virtek Communication. Virtek Communication is located in Norway and specializes in the development and deployment of CommBox technology, which is a middleware product to be integrated into the Company’s mini-VSAT Broadband service.

The acquisition is accounted for as a purchase and, accordingly, has been included in the Company’s condensed consolidated statements of operations since the acquisition date. As of September 30, 2010, the purchase price has been allocated primarily to goodwill and intangible assets. Purchase price allocations are subject to refinement until all pertinent information regarding the acquisition is obtained. Pro forma results related to this acquisition have not been presented as the effect is not material.

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

We generate sales primarily from the sale of our mobile satellite systems and services and our guidance and stabilization products and services. The following table provides, for the periods indicated, our sales by industry category:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(in thousands)
Mobile communications	$15,324	$12,160	$48,043	$35,739
Guidance and stabilization	12,439	10,483	37,198	27,036

Sales	$27,763	$22,643	$85,241	$62,775

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

We have historically derived a substantial portion of our sales from sales to customers located outside the United States. Notes 9 and 14 of the notes to the condensed consolidated financial statements provide information regarding our sales to specific geographic regions.

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

As described in our Form 10-K for the year ended December 31, 2009, our most critical accounting policies and estimates upon which our consolidated financial statements were prepared were those relating to revenue recognition, allowances for accounts receivable, inventories, income taxes and deferred income tax assets and liabilities and warranty. We have reviewed our policies and estimates and determined that these remain our most critical accounting policies and estimates for the quarter ended September 30, 2010, except as set forth below.

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

The ultimate realization of deferred tax assets depends upon the generation of future taxable income during the periods in which those temporary differences become deductible. During the second quarter of 2010, based upon an evaluation of the positive and negative evidence, we concluded that $4.0 million of the deferred tax asset valuation allowance was no longer required. In the third quarter, we concluded that an additional $0.4 million of the deferred tax asset valuation allowance was required as the result of a change in our forecasted reversal of timing of book to tax differences with respect to deferred stock compensation and other temporary book to tax adjustments, resulting in a remaining valuation allowance requirement of $2.1 million as of September 30, 2010. As part of our analysis, we evaluated, among other factors, our recent history of generating taxable income and our near-term forecasts of future taxable income and determined that it is more likely than not that we will be able to realize an additional $3.5 million of our deferred tax assets over the next several years. After considering these factors, we concluded that a reversal of the valuation allowance was appropriate.

Results of Operations

The following table provides, for the periods indicated, certain financial data expressed as a percentage of sales:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Sales:
Product	77.8%	82.2%	82.1%	83.3%
Service	22.2	17.8	17.9	16.7

Net sales	100.0	100.0	100.0	100.0

Cost and expenses:
Costs of product sales	42.1	47.1	45.2	52.8
Costs of service sales	16.3	13.5	13.9	11.8
Sales, marketing and support	15.8	18.7	16.0	19.7
Research and development	10.6	10.1	9.4	10.0
General and administrative	10.6	8.6	9.0	9.1

Total costs and expenses	95.4	98.0	93.5	103.4

Income (loss) from operations	4.6	2.0	6.5	(3.4)
Interest income	0.3	0.3	0.3	0.4
Interest expense	0.2	0.1	0.2	0.1
Other (expense) income, net	(0.1)	(0.1)	0.1	0.0

Income (loss) before income tax expense (benefit)	4.6	2.1	6.7	(3.1)
Income tax expense (benefit)	2.3	0.4	(2.7)	0. 0

Net income (loss)	2.3%	1.7%	9.4%	(3.1)%

Three Months Ended September 30, 2010 and 2009

Net Sales

Product sales for the three months ended September 30, 2010 increased $3.0 million, or 16%, to $21.6 million from $18.6 million for the three months ended September 30, 2009. The primary reason for the increase was a $2.0 million, or 20%, increase in sales of our guidance and stabilization products. Specifically, sales of our FOG products increased $2.6 million, or 33%, driven largely by increased sales in support of remotely operated weapons station programs. This increase in FOG product sales was offset by a decrease in sales of our TACNAV defense products of $0.6 million or 33% as compared to the three months ended September 30, 2009. We do not expect this level of growth during the fourth quarter of 2010, as FOG product sales are expected to remain consistent with sales during the fourth quarter of 2009.

Mobile communication product sales for the three months ended September 30, 2010 increased $1.0 million, or 12%, to $9.6 million from $8.6 million for the three months ended September 30, 2009. The primary reason for the increase was a $0.6 million, or 43% increase in sales of our land mobile products driven primarily by increased sales to original equipment manufacturers in the recreational vehicle market. In addition, sales of our marine products increased $0.4 million, or 6%, driven primarily by demand for our TracVision HD7 satellite television product that we launched in the fourth quarter of 2009. Mobile communications product sales originating from our European and Asian subsidiaries remained consistent with those for the three months ended September 30, 2009, increasing by 2%. Mobile communications product sales originating from the Americas increased $0.9 million, or 16%, from the three months ended September 30, 2009 to the three months ended September 30, 2010.

Service sales for the three months ended September 30, 2010 increased $2.1 million, or 53%, to $6.2 million from $4.0 million for the three months ended September 30, 2009. The primary reason for the increase was a $2.1 million increase in airtime sales for our mini-VSAT Broadband service that we launched in the fourth quarter of 2007. Also contributing to the increase was an increase in contracted engineering revenue of $0.2 million primarily related to FOG and TACNAV products. Offsetting this increase was a decline of $0.3 million in service repair sales, primarily related to a decline in guidance and stabilization product repairs.

Cost of Sales

For the three months ended September 30, 2010, costs of product sales increased by $1.0 million, or 10%, to $11.7 million from $10.7 million for the three months ended September 30, 2009. The primary reason for the increase was the increase in unit sales of FOG products, and to a lesser extent, an increase in unit sales of marine and land mobile communication products. Partially offsetting this increase was a $0.2 million decrease in our inventory reserve costs from the third quarter of 2009 to the third quarter of 2010.

Costs of service sales increased by $1.5 million, or 49%, to $4.5 million for the three months ended September 30, 2010 from $3.0 million for the three months ended September 30, 2009. The primary reason for the increase was a $1.5 million increase in airtime costs of sales for our mini-VSAT Broadband service.

Gross margin from product sales for the three months ended September 30, 2010 increased to 46% from 43% in the year-ago period. The primary reason for the increase in gross margin was a 20% increase in our relatively higher margin guidance and stabilization product sales and a 12% increase in our mobile communication product sales, resulting in improved utilization of production capacity for fiber optic gyros and mobile communication products. Also contributing to the gross margin improvement was a $0.2 million decrease in our inventory reserve costs.

Gross margin from service sales for the three months ended September 30, 2010 increased to 26% from 24% in the year-ago period, primarily as a result of an increase in our airtime sales of our mini-VSAT Broadband service that we launched in the fourth quarter of 2007. In the fourth quarter we expect to complete the final phase of the last major remaining global network location build-out in Brazil, and we expect service margins to stabilize and show improvement as we continue to increase the number of subscribers and associated airtime service revenue.

Operating Expenses

Sales, marketing and support expense for the three months ended September 30, 2010 was consistent with that of the three months ended September 30, 2009, increasing by $0.1 million, or 3%, to $4.4 million from $4.2 million. The primary reason for the increase in 2010 was a $0.4 million increase in employee compensation for sales, marketing and support, primarily in connection with the global expansion of our mini-VSAT Broadband satellite communication service. Also contributing to the increase were a $0.1 million increase in sales, marketing and support expense related to our Danish subsidiary, a $0.1 million increase in facility expenditures allocated to the sales and marketing department, and a $0.1 million increase in expenditures for marketing literature. Partially offsetting the increase was a $0.6 million decrease in warranty expense. As a percentage of sales, sales, marketing and support expense decreased during the quarter ended September 30, 2010 to 16% from 19% for the quarter ended September 30, 2009, due primarily to the increase in product and service sales discussed above.

Research and development expense for the three months ended September 30, 2010 increased by $0.6 million, or 28%, to $2.9 million from $2.3 million for the three months ended September 30, 2009. The primary reason for the increase in 2010 expense was an increase in engineering related employee compensation, consulting and material costs, primarily in connection with the general increase in development of products for all markets. As a percentage of sales, research and development expense increased slightly during the quarter ended September 30, 2010 to 11% from 10% for the quarter ended September 30, 2009.

General and administrative expense for the three months ended September 30, 2010 increased by $1.0 million, or 52%, to $3.0 million from $1.9 million for the three months ended September 30, 2009. The primary reason for the increase in 2010 expense was $0.5 million in transaction costs associated with the acquisition of Virtek Communication. Also contributing to the increase was a $0.4 million increase in general and administrative related employee compensation, primarily as a result of an increase in general and administrative staffing as well as an increase in stock compensation expense and accrued performance based incentive compensation. As a percentage of sales, general and administrative expense increased during the quarter ended September 30, 2010 to 11% from 9% for the quarter ended September 30, 2009, due primarily to the transaction costs associated with the acquisition of Virtek Communication.

Interest Income and Other Expense

Interest income and other expense for the three months ended September 30, 2010 was $0.0 million, which was consistent with interest income and other expense for the three months ended September 30, 2009.

Income Tax Expense

Income tax expense for the three months ended September 30, 2010 increased by $0.5 million to $0.6 million from $0.1 million for the three months ended September 30, 2009. The primary reason for the increase in 2010 was a $0.4 million increase in deferred income tax expense. In the third quarter, we concluded that an additional $0.4 million of the U.S. deferred tax asset valuation allowance was required as the result of a change in our forecasted reversal of timing of book to tax differences with respect to deferred stock compensation and other temporary book to tax adjustments. Also contributing to the increase was a $0.8 million increase in pre-tax income.

Nine Months Ended September 30, 2010 and 2009

Net Sales

Product sales for the nine months ended September 30, 2010 increased $17.7 million, or 34%, to $70.0 million from $52.3 million for the nine months ended September 30, 2009. The primary reason for the increase was a $10.1 million, or 39%, increase in sales of our guidance and stabilization products. Specifically, sales of our FOG products increased $10.6 million, or 53%, driven largely by increased sales in support of remotely operated weapons station programs. Although we expect that FOG sales will continue to grow over the long term, sales on a quarter to quarter basis could be very uneven. Partially offsetting this increase was a decrease of $0.7 million, or 14%, in sales of our TACNAV defense products.

Mobile communication product sales for the nine months ended September 30, 2010 increased $7.6 million, or 29%, to $34.3 million from $26.7 million for the nine months ended September 30, 2009. The primary reason for the increase was a $4.4 million increase in sales of our satellite television antenna used on narrowbody commercial aircraft. We began shipping this antenna to LiveTV in the second quarter of 2009. Future sales to LiveTV are expected to be uneven on a quarter to quarter basis and future fiscal year delivery schedules are undetermined at this time. Also contributing to the increase in mobile communication product sales in the nine months ended September 30, 2010 was an increase in sales of our marine products of $2.0 million, or 8%, compared with the nine months ended September 30, 2009, driven primarily by demand for our TracVision HD7 satellite television product that we launched in the fourth quarter of 2009 and our TracPhone V7 product. In addition, sales of our land mobile products in the nine months ended September 30, 2010 increased $1.3 million, or 36%, compared to the nine months ended September 30, 2009, driven primarily by increased sales to original equipment manufacturers in the recreational vehicle market. Mobile communications product sales originating from the Americas increased $6.4 million, or 37%, from the nine months ended September 30, 2009 to the nine months ended September 30, 2010. Mobile communications product sales originating from our European and Asian subsidiaries increased $1.2 million, or 13%, from the nine months ended September 30, 2009 to the nine months ended September 30, 2010.

Service sales for the nine months ended September 30, 2010 increased $4.8 million, or 46%, to $15.2 million from $10.5 million for the nine months ended September 30, 2009. The primary reason for the increase was a $5.1 million increase in airtime sales for our mini-VSAT Broadband service. Also contributing to the increase was an increase in contracted engineering revenue of $0.6 million primarily related to FOG and TACNAV products. Offsetting this increase was a decline of $0.8 million in service repair sales, primarily related to a decline in guidance and stabilization product repairs.

Cost of Sales

For the nine months ended September 30, 2010, costs of product sales increased by $5.4 million, or 16%, to $38.5 million from $33.1 million for the nine months ended September 30, 2009. The primary reason for the increase was the increase in unit sales of FOG products. Also contributing to the increase was an increase in unit sales of our satellite television antenna used on narrowbody commercial aircraft, and to a lesser extent, an increase in unit sales of marine and land mobile communication products. Partially offsetting this increase was a $1.2 million decrease in our inventory reserve costs as a result of a 2009 charge in the amount of $1.3 million primarily related to certain military components and the introduction of new mobile communications products during 2009.

Costs of service sales increased by $4.5 million, or 60%, to $11.9 million for the nine months ended September 30, 2010 from $7.4 million for the nine months ended September 30, 2009. The primary reason for the increase was a $4.0 million increase in airtime costs of sales for our mini-VSAT Broadband service. Also contributing to the increase was an increase in our contracted engineering services costs of sales of approximately $0.5 million primarily related to FOG and TACNAVproducts.

Gross margin from product sales for the nine months ended September 30, 2010 increased to 45% from 37% in the year-ago period. The primary reason for the increase in gross margin was a 39% increase in our relatively higher margin guidance and stabilization product sales and a 29% increase in our mobile communication product sales, resulting in improved utilization of production capacity for fiber optic gyros and mobile communication products for the nine months ended September 30, 2010. Also contributing to the gross margin improvement was a $1.2 million decrease in our inventory reserve costs.

Gross margin from service sales for the nine months ended September 30, 2010 decreased to 22% from 29% in the year-ago period primarily as a result of a decrease in service repair revenue.

Operating Expenses

Sales, marketing and support expense for the nine months ended September 30, 2010 increased by $1.2 million, or 10%, to $13.6 million from $12.4 million for the nine months ended September 30, 2009. The primary reason for the increase in 2010 was a $1.0 million increase in employee compensation for sales, marketing and support, primarily in connection with the global expansion of our mini-VSAT Broadband satellite communication service. Also contributing to the increase were a $0.3 million increase in sales, marketing and support expense related to our Danish subsidiary, a $0.3 million increase in facility expenditures allocated to the sales and marketing department, and a $0.1 million increase in expenses associated with trade shows. Partially offsetting the increase was a $0.4 million decrease in bad debt expense, as well as a decrease in warranty expense of $0.4 million. As a percentage of sales, year-to-date sales, marketing and support expense decreased to 16% in 2010 from 20% in 2009, due primarily to the increase in product and service sales discussed above.

Research and development expense for the nine months ended September 30, 2010 increased by $1.8 million, or 28% to $8.0 million from $6.3 million for the nine months ended September 30, 2009. All research and development costs are expensed as incurred, excluding the aviation antenna development costs related to the development project for LiveTV, which are capitalized, as we have a contractual right to recover such costs (see note 12 to the condensed consolidated financial statements). The primary reason for the increase in 2010 expense was the core completion of the development project for the satellite television antenna to be used on narrowbody commercial aircraft. The project was substantially complete in the second quarter of 2009 and resulted in a $1.0 million decrease in the capitalization of aviation antenna development costs during the first nine months of 2010 versus the first nine months of 2009 and a corresponding increase in research and development expense. Also contributing to the increase was an increase in engineering related employee compensation, material costs and consulting, primarily in connection with the general increase in development of products for all markets. As a percentage of sales, year-to-date research and development expense decreased to 9% in 2010 from 10% in 2009 due primarily to the increase in product and service sales discussed above.

General and administrative expense for the nine months ended September 30, 2010 increased by $1.9 million, or 33%, to $7.6 million from $5.7 million for the nine months ended September 30, 2009. The primary reason for the increase in 2010 expense was a $1.0 million increase in general and administrative related employee compensation, primarily as a result of an increase in general and administrative staffing as well as an increase in stock compensation expense and accrued performance based incentive compensation. Also contributing to the increase was $0.5 million in transaction costs associated with the acquisition of Virtek Communication and a $0.2 million increase in legal and consulting fees associated with satellite capacity and licensing arrangements in connection with the global expansion of our mini-VSAT Broadband satellite communication service. As a percentage of sales, year-to-date general and administrative expense was 9%, which was consistent with 2009, despite the increase in product and service sales discussed above, due primarily to the transaction costs associated with the acquisition of Virtek Communication.

Interest Income and Other Income

Interest income and other income for the nine months ended September 30, 2010 was $0.2 million, which was consistent with interest income and other income for the nine months ended September 30, 2009.

Income Tax (Benefit) Expense

Income tax benefit for the nine months ended September 30, 2010 increased by $2.3 million from $0.0 for the nine months ended September 30, 2009. The primary reason for the increase in 2010 was a tax benefit in the amount of $3.5 million recognized as a result of the reversal of a substantial portion of the U.S. deferred tax asset valuation allowance during the second quarter of 2010. During the second quarter of 2010, based upon an evaluation of the positive and negative evidence, we concluded that $4.0 million of the deferred tax asset valuation allowance was no longer required. In the third quarter, we concluded that an additional $0.4 million of the deferred tax asset valuation allowance was required as the result of a change in our forecasted reversal of timing of book to tax differences with respect to deferred stock compensation and other temporary book to tax adjustments, resulting in a remaining valuation allowance requirement of $2.1 million as of September 30, 2010. As part of our analysis, we evaluated, among other factors, our recent history of generating taxable income and our near-term forecasts of future taxable income and determined that it is more likely than not that we will be able to realize an additional $3.5 million of our deferred tax assets over the next several years. After considering these factors, we concluded that a reversal of the valuation allowance was appropriate. Partially offsetting the income tax benefit was income tax expense associated with our $5.7 million pre-tax income in 2010 versus a $2.0 million pre-tax loss in 2009.

Liquidity and Capital Resources

We have historically funded our operations primarily from operating cash flows, net proceeds from public and private equity offerings, bank financings and proceeds received from exercises of stock options. As of September 30, 2010, we had $37.3 million in cash, cash equivalents and marketable securities and $57.4 million in working capital.

Net cash provided by operations was $9.5 million for the nine months ended September 30, 2010 as compared to net cash provided by operations of $1.6 million for the nine months ended September 30, 2009. The increase is primarily due to a $10.0 million increase in net income as well as a $4.6 million reduction in cash outflows related to accounts payable and accrued expenses and a $2.2 million reduction in cash outflows for other long-term assets. The decrease in cash outflows was partially offset by a $2.6 million increase in cash outflows attributable to accounts receivable, a $2.5 million increase in cash outflows related to increased inventory levels, a $0.7 million increase in cash outflows related to prepaid expenses and other assets and a $0.6 million increase in cash outflows related to deferred revenue.

Net cash used in investing activities was $11.3 million for the nine months ended September 30, 2010 as compared to net cash used in investing activities of $3.9 million for the nine months ended September 30, 2009. The increase is primarily due to the $6.5 million in net cash paid for the acquisition of Virtek Communication. Also contributing to the increase in cash outflows was a $6.0 million increase in our capital expenditures, primarily due to the purchase of the land and building in our Tinley Park, Illinois location for approximately $4.3 million as well as the global expansion of our mini-VSAT Broadband satellite communication products and service. This increase in cash outflows was partially offset by a $5.1 million decrease in our net investment in marketable securities.

Net cash provided by financing activities was $2.8 million for the nine months ended September 30, 2010 as compared to net cash provided by financing activities of $1.4 million for the nine months ended September 30, 2009. The increase is primarily due to a $3.3 million increase in proceeds from exercises of stock options and purchases of shares under our employee stock purchase plan. Also contributing to the increase in net cash provided by financing activities was a $0.6 million decrease in repurchases of common stock. Partially offsetting the increase in cash provided by financing activities was a decrease of $1.9 million in net cash provided by our mortgage refinancing activities in the first two quarters of 2009, when we made a $2.0 million balloon repayment on our former mortgage loan and took out a new $4.0 million mortgage loan on our headquarters facility. Further offsetting the increase in cash provided by financing activities was a $0.4 million increase in payments of employee restricted stock tax withholdings.

On April 6, 2009, we entered into a mortgage loan in the amount of $4.0 million related to our headquarters facility in Middletown, Rhode Island. The loan term is 10 years, with a principal amortization of 20 years, and the interest rate will be a rate per year adjusted periodically based on a defined interest period equal to the BBA LIBOR Rate plus 2.25 percentage points. Land, building and improvements with an approximate carrying value of $5.0 million as of September 30, 2010 secure the mortgage loan. The monthly mortgage payment is approximately $9,400 plus interest and increases in increments of approximately $600 each year throughout the life of the mortgage. Due to the difference in the term of the loan and amortization of the principal, a balloon payment of $2.6 million is due on April 1, 2019. The loan contains one financial covenant, a Fixed Charge Coverage Ratio, which applies in the event that our consolidated cash, cash equivalents and marketable securities balance falls below $25.0 million at any time. As our consolidated cash, cash equivalents and marketable securities balance was above $25.0 million for the nine months ended September 30, 2010, the Fixed Charge Coverage Ratio did not apply. Under the mortgage loan we may prepay our outstanding loan balance subject to certain early termination charges as defined in the mortgage loan agreement. If we were to default on our mortgage loan, the land, building and improvements would be used as collateral. As discussed in note 15 to the condensed consolidated financial statements, effective April 1, 2010, in order to reduce the volatility of cash outflows that arise from changes in interest rates, we entered into two interest rate swap agreements that are intended to hedge our mortgage interest obligations by fixing the interest rates specified in the mortgage loan to 5.91% for half of the principal amount outstanding and 6.07% for the remaining half of the principal amount outstanding as of April 1, 2010 until the mortgage loan expires on April 16, 2019.

On September 13, 2010, our Danish subsidiary, KVH Europe A/S, completed the purchase of Virtek Communication for approximately $6.5 million. The purchase was made using existing cash, cash equivalents and marketable securities.

On September 15, 2010, we purchased a facility located in Tinley Park, Illinois, which we had previously leased, for approximately $4.3 million. The property was purchased using existing cash, cash equivalents and marketable securities.

Currently, we have a revolving loan agreement with a bank that provides for a maximum available credit of $15.0 million and will expire on December 31, 2011. We pay interest on any outstanding amounts at a rate equal to, at our option, BBA LIBOR Daily Floating Rate plus 1.75%, or the Eurodollar Rate plus 1.75%. The line of credit contains two financial covenants, a Leverage Ratio and a Fixed Charge Coverage Ratio, that apply in the event that our consolidated cash, cash equivalents and marketable securities balance falls below $25.0 million at any time. As our consolidated cash, cash equivalents and marketable securities balance was above $25.0 million throughout the nine months ended September 30, 2010, the Leverage Ratio and Fixed Charge Coverage Ratio did not apply. We may terminate the loan agreement prior to its full term without penalty, provided we give 30 days advance written notice to the bank. As of September 30, 2010, no borrowings were outstanding under the facility.

On November 26, 2008, our Board of Directors authorized a program to repurchase up to one million shares of our common stock. The share repurchase program is funded using our existing cash, cash equivalents, marketable securities and future cash flows. As of September 30, 2010, there were 798,676 shares that may yet be purchased under this program. We did not repurchase any shares of our common stock during the nine months ended September 30, 2010 under the program.

It is our intent to continue to invest in the mini-VSAT Broadband network on a global basis in cooperation with ViaSat under the terms of a 10-year agreement announced in July 2008. As part of this investment, we expect that we will purchase additional hubs from ViaSat over time for capacity and/or regional expansion. Each satellite hub represents a substantial capital investment. In 2008, we entered into an agreement to lease satellite capacity in order to provide coverage in the Pacific Ocean. In 2009, we entered into several agreements with various satellite owners in order to provide satellite coverage to North American, Caribbean, African, Asia-Pacific, Indian Ocean, Australian and New Zealand waters. During the third quarter of 2010, we entered into an agreement to lease satellite capacity to provide coverage in offshore Brazilian waters. In addition to these agreements, as part of future potential capacity and coverage expansion, we would plan to seek to acquire additional satellite capacity from satellite operators, expend funds to seek regulatory approvals and permits, develop product enhancements in anticipation of the expansion, and hire additional personnel. We anticipate these costs will be funded by cash, cash equivalents and marketable securities on hand, as well as cash flows from operations.

We believe that the $37.3 million we hold in cash, cash equivalents and marketable securities, together with our other existing working capital and cash flows from operations, will be adequate to meet planned operating and capital requirements through at least the next twelve months. However, as the need or opportunity arises, we may seek to raise additional capital through public or private sales of securities or through additional debt financing. There are no assurances that we will be able to obtain any additional funding or that such funding will be available on terms acceptable to us.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk exposure is in the area of foreign currency exchange risk. We are exposed to currency exchange rate fluctuations related to our subsidiary operations in Brazil, Denmark, Norway and Singapore. Certain transactions in these locations are made in the local currency, yet are reported in the U.S. dollar, the functional currency. For foreign currency exposures existing at September 30, 2010, a 10% unfavorable movement in the foreign exchange rates for our subsidiary locations would not expose us to material losses in earnings or cash flows.

From time to time, we purchase foreign currency forward contracts generally having durations of no more than five months. These forward contracts are intended to offset the impact of exchange rate fluctuations on cash flows of our foreign subsidiaries. Foreign exchange contracts are accounted for as cash flow hedges and are recorded on the balance sheet at fair value until executed. Changes in the fair value are recognized in earnings. We did not enter into any such contracts during the nine months ended September 30, 2010.

The primary objective of our investment activities is to preserve principal and maintain liquidity, while at the same time maximize income. We have not entered into any instruments for trading purposes. Some of the securities that we invest in may have market risk. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities that can include commercial paper, United States treasuries, certificates of deposit, investment grade asset-backed corporate securities, money market mutual funds and government agency and non-government debt securities. As of September 30, 2010, a hypothetical 100 basis-point increase in interest rates would result in an immaterial decrease in the fair value of our investments that have maturities of greater than one year. Due to the conservative nature of our investments and the relatively short duration of their maturities, we believe interest rate risk is substantially mitigated. As of September 30, 2010, 73% of the $30.1 million classified as available-for-sale marketable securities will mature or reset within one year. Accordingly, long-term interest rate risk is not considered material. We do not invest in any financial instruments denominated in foreign currencies as of September 30, 2010.

To the extent that we borrow against our variable-rate credit facility, we will be subject to interest rate risk. There were no borrowings outstanding at September 30, 2010.

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

Under the supervision and with the participation of our CEO and CFO, our management has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this interim report. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2010.

Evaluation of Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of our CEO and CFO, our management has evaluated our internal control over financial reporting during the third quarter of 2010. Based on that evaluation, our CEO and CFO did not identify any change in our internal control over financial reporting during the third quarter of 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Worldwide economic conditions have experienced a significant downturn over the last two years, including slower economic activity, tightened credit markets, inflation and deflation concerns, decreased consumer confidence, reduced corporate profits, reduced or canceled capital spending, adverse business conditions and liquidity concerns. These conditions make it difficult for businesses, governments and consumers to accurately forecast and plan future activities. Although net sales of our FOG products increased $10.6 million, or 53%, from the nine months ended September 30, 2009 to the nine months ended September 30, 2010 driven largely by increased sales in support of remotely operated weapons station programs to European and U.S. contractors that sell to the U.S. government, there can be no assurance that such an increase will continue in the future. Governments are experiencing significant declines in tax receipts, which may cause them to curtail spending significantly or reallocate funds away from defense programs. There can be no assurances that government responses to the disruptions in the economy will remedy these problems. As a result of these and other factors, customers could slow or suspend spending on our products and services. For example, we anticipate a sequential decline in net sales related to our largest remote weapon systems customer of approximately $4 million during the fourth quarter of 2010. We may also incur increased credit losses and need to increase our allowance for doubtful accounts, which would have a negative impact on our earnings and financial condition. We cannot predict the timing, duration or ultimate impact of this downturn. We expect our business to continue to be adversely impacted by this downturn.

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

For example, the recent oil spill in the Gulf of Mexico has resulted in the imposition of one or more “no fishing” zones, and the federal government imposed a temporary moratorium on certain deep water offshore drilling activities. The oil spill may lead to further regulation, increases in the cost of doing business offshore, potential delays or bans on further exploration and drilling, limits on leisure and commercial activity in the Gulf of Mexico and elsewhere, and other unforeseen consequences, any of which could reduce both leisure boating and commercial operations. Any such reduction in activity could reduce demand for our marine products and harm our results of operations.

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

Although we generated net income during 2005, 2006, 2007, 2008 and in the first three quarters of 2010, our profitability has fluctuated significantly on both a sequential and comparable quarter-to-quarter basis during the last three fiscal years. For example in 2009, we generated a net loss of $0.1 million, which included a net loss of $2.6 million in the first quarter of 2009.

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

Our mobile communications products historically have had lower product gross margins than our guidance and stabilization products. During 2007 and the first three quarters of 2008, sales of our guidance and stabilization products either declined or grew at a substantially lower rate than our overall sales growth. During the fourth quarter of 2008, the year ended December 31, 2009 and the first three quarters of 2010, we experienced a significant increase in sales of our guidance and stabilization products, primarily due to an increase in our FOG product sales. A shift in our product sales mix toward mobile communications products would likely cause lower gross margins in the future, especially if driven by reduced demand.

We must increase sales of the TracPhone V7 and our mini-VSAT Broadband service in order to improve our service gross margins.

As a result of our continued build-out of the mini-VSAT Broadband network infrastructure, our cost of service sales includes certain fixed costs that do not vary with the volume of service sales. These fixed costs are increasing as we expand our network across the globe, and we have an extremely limited ability to reduce these fixed costs in the short term. If sales of our TracPhone V7 and the mini-VSAT Broadband service do not increase as we expect or decline, our service gross margins may remain below historical levels or decline. For example, our overall service gross margin, which also includes product repair sales, Inmarsat airtime sales, and contracted engineering sales, declined from 29% for the nine months ended September 30, 2009 to 22% for the nine months ended September 30, 2010. The failure to improve our mini-VSAT Broadband service gross margins would have a material adverse effect on our overall profitability.

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

Our TracPhone V7 system offers customers a range of benefits due to its integrated design, hardware costs that are lower than existing maritime VSAT systems, and spread spectrum technology. We currently compete against companies that offer established maritime VSAT service using, in some cases, antennas 1-meter in diameter or larger. We are also encountering regional competition from companies offering similar 24-inch VSAT systems and services. In addition, other companies could replicate some of the distinguishing features of our TracPhone V7, which could potentially reduce the appeal of our solution, increase price competition and adversely affect sales. Moreover, consumers may choose other services such as FleetBroadband or Iridium OpenPort for their service coverage and potentially lower hardware costs despite higher service costs and slower data rates.

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

The purchasing and delivery schedules and priorities of the U.S. military and foreign governments are often unpredictable.

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

These factors can cause substantial fluctuations in sales of our FOG and TACNAV products from period to period. For example, sales of our FOG products increased $10.6 million, or 53%, from the nine months ended September 30, 2009 to the nine months ended September 30, 2010 driven largely by increased sales in support of remotely operated weapons station programs. We anticipate a sequential decline in net sales related to our largest remote weapon systems customer of approximately $4 million during the fourth quarter of 2010. The Obama administration and Congress may change defense spending priorities, either in conjunction with the decision to commence troop withdrawals from Iraq and Afghanistan or for other reasons. Moreover, government customers and their contractors can generally cancel orders for our products for convenience or decline to exercise previously disclosed contract options. Even under firm orders with government customers, funding must often be appropriated in the budget process in order for the government to complete the contract. The cancellation of or failure to fund orders for our products could substantially reduce our net sales and results of operations. For example, our recent contract award from the U.S. Coast Guard for our mini-VSAT Broadband service does not impose any minimum order quantity, and the U.S. Coast Guard could order substantially fewer products and services than we anticipate.

Sales of our fiber optic gyro systems and TACNAV products generally consist of a few large orders, and the delay or cancellation of a single order could substantially reduce our net sales.

KVH products sold to customers in the defense industry are purchased through orders that can generally range in size from several hundred thousand dollars to more than one million dollars. For example, in July 2010, we received a $13.0 million TACNAV products order and in October 2010, we also received a $1.1 million fiber optic gyro contract. As a result, the delay or cancellation of a single order could materially reduce our net sales and results of operations. We continue to experience unanticipated delays in defense orders, which make our revenues and operating results less predictable. Because our guidance and stabilization products typically have relatively higher product gross margins than our mobile communications products, the loss of an order for guidance and stabilization products could have a disproportionately adverse effect on our results of operations.

Only a few customers account for a substantial portion of our guidance and stabilization revenues, and the loss of any of these customers could substantially reduce our net sales.

We derive a significant portion of our guidance and stabilization revenues from a small number of customers, most of whom are contractors for the U.S. Government. Our top four guidance and stabilization customers in 2009 accounted for approximately 27% of our net sales in that year, and 30% of our net sales for the first nine months of 2010. The loss of business from any of these customers could substantially reduce our net sales and results of operations and could seriously harm our business. Since we are often awarded a contract as a subcontractor to a major defense supplier that is engaged in a competitive bidding process as prime contractor for a major weapons procurement program, our revenues depend significantly on the success of the prime contractors with which we align ourselves. For example, our largest remote weapon systems customer accounted for approximately 16% and 17% of our net sales in the three and nine months ended September 30, 2010, respectively. In addition, a subcontractor to this customer accounted for approximately 4% and 6% of our net sales in the three and nine months ended September 30, 2010, respectively. We anticipate a sequential decline in net sales related to our largest remote weapon systems customer of approximately $4 million during the fourth quarter of 2010.

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

We rely on Inmarsat for satellite communications services for our mini-M, Fleet and FleetBroadband compatible TracPhone products. SES World Skies, Eutelsat, Sky Perfect-JSAT, GE Satellite, Telesat, EchoStar, Star One and Optus currently provide the satellite capacity to support the mini-VSAT Broadband service and our TracPhone V7. In addition, we have agreements with various teleports and Internet Service Providers (ISPs) around the globe to support the mini-VSAT Broadband service.

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

Our mini-VSAT Broadband service relies on spread spectrum technology developed with ViaSat, Inc., for use with satellite capacity controlled by SES World Skies, Eutelsat, Sky Perfect-JSAT, GE Satellite, Telesat, Echostar, Star One and Optus. Our TracPhone V7 two-way broadband satellite terminal combines our stabilized antenna technology with ViaSat’s ArcLight spread spectrum mobile broadband technology, along with a new maritime version of ViaSat’s ArcLight spread spectrum modem. The ArcLight technology is also integrated within the satellite hubs that support this service. Sales of the TracPhone V7 and our mini-VSAT Broadband service could be disrupted if we fail to receive approval from regulatory authorities to provide our spread spectrum service in the waters of various countries where our customers operate or if there are issues with the availability of the ArcLight maritime modems.

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

Historically, sales to customers outside the United States and Canada have accounted for a significant portion of our net sales. We have foreign sales offices in Denmark, Singapore and Norway and we otherwise support our international sales from our operations in the United States. Our limited operations in foreign countries may impair our ability to compete successfully in international markets and to meet the service and support needs of our customers in countries where we have no infrastructure. We are subject to a number of risks associated with our international business activities, which may increase our costs and require significant management attention. These risks include:

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

Our stock price has historically been volatile. From November 1, 2008 to September 30, 2010, the trading price of our common stock ranged from $16.66 to $2.81. Many factors may cause the market price of our common stock to fluctuate, including:

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

We evaluate strategic acquisition opportunities to acquire other businesses as they arise, such as our recent acquisition of Virtek Communication. The expenses we incur evaluating and pursuing this and other such acquisitions could have a material adverse effect on our results of operations. For example, we incurred $0.5 million of transaction expenses in the three months ended September 30, 2010 in connection with the Virtek Communication acquisition. If we acquire a business, we may be unable to manage it profitably or successfully integrate its operations with our own. Moreover, we may be unable to realize the financial, operational and other benefits we anticipate from any acquisition. Competition for acquisition opportunities could increase the price we pay for businesses we acquire and could reduce the number of potential acquisition targets. Further, our approach to acquisitions may involve a number of special financial and business risks, such as:

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

On November 26, 2008, our Board of Directors authorized a program to repurchase up to one million shares of our common stock. The repurchase program is funded using our existing cash, cash equivalents, marketable securities and future cash flows. Under the repurchase program, at management’s discretion, we may repurchase shares on the open market from time to time, in privately negotiated transactions or block transactions, or through an accelerated repurchase agreement. The timing of such repurchases depends on availability of shares, price, market conditions, alternative uses of capital, and applicable regulatory requirements. The program may be modified, suspended or terminated at any time without prior notice. The repurchase program has no expiration date. There were no other repurchase programs outstanding during the nine months ended September 30, 2010, and no repurchase programs expired during the period.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares That May Yet be Purchased Under the Programs
July 1, 2010 – July 31, 2010	—	—	—	798,676
August 1, 2010 – August 31, 2010	—	—	—	798,676
September 1, 2010 – September 30, 2010	—	—	—	798,676

Total	—	—	—

ITEM 6.	EXHIBITS

Exhibits:

Exhibit No.		Filed with this Form	Incorporated by Reference
	Description	10-Q	Form	Filing Date	Exhibit No.

3.1	Amended and Restated Certificate of Incorporation, as amended		10-Q	August 6, 2010	3.1

3.3	Amended, Restated and Corrected Bylaws of KVH Industries, Inc.		8-K	July 31, 2007	3

4.1	Specimen certificate for the common stock		S-1/A	March 22, 1996	4.1

10.1	Purchase and Sale Agreement by and between Jefferson-Pilot Investments, Inc. and KVH Industries, Inc.		10-Q	August 6, 2010	10.3

31.1	Rule 13a-14(a)/15d-14(a) certification of principal executive officer	X

31.2	Rule 13a-14(a)/15d-14(a) certification of principal financial officer	X

32.1	Section 1350 certification of principal executive officer	X

32.2	Section 1350 certification of principal financial officer	X

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 4, 2010

KVH Industries, Inc.

By:	/S/ PATRICK J. SPRATT
Patrick J. Spratt
(Duly Authorized Officer and Chief Financial and Accounting Officer)

Exhibit Index

Exhibit No.		Filed with this Form	Incorporated by Reference
	Description	10-Q	Form	Filing Date	Exhibit No.

3.1	Amended and Restated Certificate of Incorporation, as amended		10-Q	August 6, 2010	3.1

3.3	Amended, Restated and Corrected Bylaws of KVH Industries, Inc.		8-K	July 31, 2007	3

4.1	Specimen certificate for the common stock		S-1/A	March 22, 1996	4.1

10.1	Purchase and Sale Agreement by and between Jefferson-Pilot Investments, Inc. and KVH Industries, Inc.		10-Q	August 6, 2010	10.3

31.1	Rule 13a-14(a)/15d-14(a) certification of principal executive officer	X

31.2	Rule 13a-14(a)/15d-14(a) certification of principal financial officer	X

32.1	Section 1350 certification of principal executive officer	X

32.2	Section 1350 certification of principal financial officer	X