Form 10-K
period 2010-12-31
KVH INDUSTRIES INC \DE\
filed 2011-03-14
CIK 1007587

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2010, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $156,733,681 based on the closing sale price of $12.42 per share as reported on the NASDAQ Global Market.

As of March 4, 2011, the registrant had 14,757,082 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relating to its 2011 Annual Meeting of Stockholders are incorporated herein by reference in Part III.

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

Introduction

We are a leading manufacturer of solutions that provide global high-speed Internet, television, and voice services via satellite to mobile users at sea, on land, and in the air. We are also a premier manufacturer of high-performance navigational sensors and integrated inertial systems for defense and commercial guidance and stabilization applications. Our research and development, manufacturing and quality control capabilities have enabled us to meet the demanding standards of our military, consumer and commercial customers for performance and reliability. This combination of factors has allowed us to create products offering important differentiating advantages to our customers. We are based in Middletown, Rhode Island, with offices in Illinois, Denmark, Norway and Singapore.

We sell our mobile communications products and airtime services, including the TracVision, TracPhone, and CommBoxTM systems and mini-VSAT Broadband airtime, through an extensive international network of distributors and retailers worldwide. We are nearing completion of the initial global coverage plan for our mini-VSAT Broadband service, which primarily supports maritime applications along with land-based mobile and aeronautical uses on a more limited basis currently. We may also pursue expanded coverage in the future to support customer, market, or capacity demands. We also developed and now manufacture a satellite TV antenna system sold on an original equipment manufacturer, or OEM, basis to LiveTV, LLC, a leading provider of entertainment systems on commercial aircraft. In addition, we are pursuing opportunities to apply our mobile communications expertise to military applications that require affordable, high-bandwidth mobile connections.

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

In September 2010, we acquired Virtek Communication AS, which develops and distributes middleware software solutions known as CommBox technology, which will be integrated into our satellite communications products.

Our Products and Services

Mobile Satellite Communications

We believe that there is an increasing demand for mobile access to television, voice services and the Internet on the move. Our objective is to connect mobile users on sea, land, and air to the satellite TV, communications, and Internet services they wish to use. We have developed a comprehensive family of products and services marketed under the TracVision, TracPhone, and CommBox brand names as well as the mini-VSAT Broadband airtime network to address the unique needs of our communications markets.

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

Broadband Internet. In 2007, we introduced our Ku-band airtime service branded as mini-VSAT Broadband. This service utilizes spread spectrum technology and ArcLight modem technology, both of which were developed by ViaSat. This spread spectrum approach reduces the broadcast power requirements and the pointing accuracy necessary to track the high-bandwidth Ku-band satellites that carry the service. The resulting efficiencies allowed us to develop and bring to market the 24-inch diameter TracPhone V7 antenna, which we also introduced in 2007. This antenna is 85% smaller by volume and 75% lighter than alternative 1-meter VSAT antennas. In February 2011, we introduced a new addition to our mini-VSAT Broadband-compatible antenna family, the 14.5-inch diameter TracPhone V3. We believe that the TracPhone V3 is the smallest maritime VSAT system currently available. Its small size makes it practical for use on smaller vessels as well as land vehicles. We currently expect to begin TracPhone V3 shipments during the second quarter of 2011.

The high bandwidth offered by the Ku-band satellites also permits faster data rates than those supported by Inmarsat’s L-band satellites. TracPhone V7 subscribers may select service packages with Internet data connections offering ship-to-shore satellite data rates as fast as 512 Kbps, or kilobits per second, and shore-to-ship satellite data rates as fast as 2 Mbps, or megabits per second. The TracPhone V3, due to its smaller dish diameter, offers ship-to-shore data rates as fast as 128 Kbps and shore-to-ship satellite data rates as fast as 2 Mbps. In addition, subscriptions include Voice over Internet Protocol (VoIP) telephone services optimized for use over satellite connections. The TracPhone V7 can support two or more simultaneous calls while the TracPhone V3 can support one call at a time.

We are actively engaged in sales efforts for the TracPhone V7 and mini-VSAT Broadband service to government agencies for maritime, military, and emergency responder use. In September 2010, the U.S. Coast Guard awarded us a 10-year, up to $42 million contract to supply TracPhone V7 systems and mini-VSAT Broadband airtime to as many as 216 U.S. Coast Guard light cutters. We are also taking steps to expand our ability to support the commercial maritime market. In February 2010, we entered into a distribution agreement with Japan Radio Co. Ltd. (JRC), under which JRC is reselling our TracPhone V7 through its established channels. JRC also sells the mini-VSAT Broadband airtime service to non-Japanese vessels and owners. In October 2010, we entered into an agreement with Furuno Electric Co. Ltd., under which Furuno will sell mini-VSAT Broadband service through its global distribution network. In March 2011, we signed a contract to provide TracPhone V7 and mini-VSAT Broadband service to Vroon B.V. and its fleet of more than 125 commercial vessels.

Service is currently offered in the north Pacific Ocean, the Americas, Caribbean, North Atlantic, Europe, the Persian Gulf, Asia-Pacific, Africa, Brazil, Australian and New Zealand waters, and the Indian Ocean. We believe that our mini-VSAT Broadband service represents the only global multi-megabit commercial satellite communications network for vessels and airplanes. This unified Ku-band Broadband service enables us to offer commercial, leisure and government customers an integrated hardware and service solution for mobile communications and seamless region-to-region roaming. It is our long-term plan to invest in and deploy the mini-VSAT Broadband network on a global basis in cooperation with ViaSat under the terms of a 10-year agreement announced in July 2008. As part of the coverage expansion, we have been acquiring satellite capacity from Ku-band satellite operators as well as purchasing regional satellite hubs from ViaSat. These hubs use ViaSat’s ArcLight spread spectrum mobile broadband technology and are operated by ViaSat on our behalf. Over the course of the 10-year agreement, we and ViaSat also expect to implement future enhancements to the mini-VSAT Broadband spread spectrum maritime services and related products. Under the terms of our revenue sharing arrangement with ViaSat, this expansion positions us to earn revenue not only from the maritime and land-based use of the mini-VSAT Broadband service but also from aeronautical applications that roam throughout our network.

This broadband Internet offering represents a relatively new business model for KVH. We are the source of the mini-VSAT Broadband service and, as a result, we generate revenue from hardware sales as well as recurring monthly revenue derived from subscription packages. We offer a selection of airtime subscription plans designed to provide leisure, commercial, and government customers the flexibility to select packages that best suit their data and voice usage patterns and their budgets. Airtime options for the TracPhone V7 include fixed-rate subscription packages ranging from $995 to $8,995 per month, seasonal fixed-rate packages that permit subscribers to use their system for as little as three months per year, and per-megabyte service plans that we believe can be significantly more affordable than competing legacy VSAT and Inmarsat offerings in many instances. Service pricing for TracPhone V3 subscribers will be provided on a per-megabyte basis for data services and a per-minute basis for voice calls.

In addition to our TracPhone V7, V3 and mini-VSAT Broadband service, we also offer a family of Inmarsat-compatible TracPhone products that provide in-motion access to global satellite communications. These products rely on services offered by Inmarsat, a satellite service provider that supports links for phone, fax and data communications as fast as 432 Kbps. The TracPhone F77 uses the Inmarsat Fleet service; the TracPhone FB150, FB250, and FB500 antennas use the Inmarsat FleetBroadband service to offer voice as well as high-speed Internet service. The TracPhone F77, FB150, FB250, and FB500 are manufactured by Thrane & Thrane

A/S of Denmark and distributed on an OEM basis by us in North America under the KVH TracPhone brand and distributed in other markets on a non-exclusive basis. Unlike mini-VSAT Broadband, where we control and sell the airtime, we purchase Inmarsat airtime from a distributor and resell it to our customers.

In September 2010, we completed our acquisition of Virtek Communication, a Norwegian firm responsible for developing a ship/shore network management product called CommBox. We believe that the addition of a network management resource was crucial to the long-term success and competitive position of our satellite communication product line, especially within the commercial maritime market. CommBox, which comprises shipboard hardware, a KVH-hosted or privately owned shore-based hub, and a suite of software applications, offers a range of tools designed to increase communication efficiency, reduce costs, and manage network operations. Key functions include web and data compression and optimization to increase network capacity; remote PC management for customer IT departments; integrated e-mail, web compression, firewalls, and security; least-cost routing; and bandwidth management on multiple communication carriers. CommBox is now offered as an option for the TracPhone V7, V3 and with our Inmarsat-compatible TracPhone systems. CommBox sales include both the shipboard hardware and optional private shore-based hub, subscriptions to the selected software applications, and monthly system maintenance fees.

Land. We design, manufacture, and sell a range of TracVision satellite TV antenna systems for use on a broad array of vehicles, including recreational vehicles, trucks, conversion vans, and automobiles.

In the RV/truck market, we offer a line-up of our TracVision satellite TV products, including products intended for both stationary and in-motion use. Our RV product line, known as the TracVision SlimLine series, offers Ku-band HDTV support, automatic satellite switching, and integrated compatibility with the international DVB (Digital Video Broadcast) standard. The 12.5-inch high in-motion TracVision R5SL and stationary automatic TracVision R4SL use an elliptical parabolic antenna to reduce the antenna’s profile to address height restrictions on the road. The in-motion 12.5-inch high TracVision R6 is the flagship product of our RV-specific offerings. This system incorporates a number of innovations, including a high-efficiency antenna, integrated global positioning system (GPS) for faster satellite acquisition, and our patented DewShield electronic dew elimination technology.

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

Aeronautical Applications. In February 2008, we announced that we had been awarded a $20.1 million contract by LiveTV, a leading in-flight entertainment supplier, which was subsequently increased in 2009 to

$20.9 million. Under the terms of the multi-year contract, we design, develop, and manufacture new DIRECTV-compatible satellite TV antennas for use on narrowbody commercial aircraft, such as Boeing’s 737 and the Airbus A320, operating in the United States.

Shipments of these antennas began in the second quarter of 2009 and continued into 2010. They are intended to help fill the growing demand from airlines and passengers for live television in the air. While JetBlue Airways Corporation is the first and best known of the airlines to add DIRECTV service, Continental Airlines, Inc. began working in 2009 with LiveTV to field satellite television on its fleet of airliners. In the fourth quarter of 2010, Continental Airlines, Inc. merged with United Airlines. Both companies are now subsidiaries of United Continental Holdings. The merger has not had any impact on the original contract or the sales relationship with LiveTV.

Guidance and Stabilization Products

We offer a portfolio of digital compass and fiber optic gyro-based systems that address the rigorous requirements of military and commercial customers. Our systems provide reliable, easy-to-use and continuously available navigation and pointing data. Our guidance and stabilization products include our inertial measurement unit for precision guidance, fiber optic gyros for tactical navigation and stabilization, and digital compasses that provide accurate heading information for demanding applications.

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

Our TG-6000 Inertial Measurement Unit (IMU) is a guidance system that provides precise measurement of motion and acceleration in three dimensions. It uses a three-axis configuration of our high-performance DSP-based (digital signal processing) fiber optic gyros integrated with three accelerometers. We believe that this configuration provides outstanding performance, high reliability, low maintenance and easy system integration. The TG-6000 IMU is in full production as a component in the U.S. Navy’s MK54 lightweight torpedo and is suitable for use in other applications that involve flight control, orientation, instrumentation and navigation, such as unmanned aerial vehicles. Building on our inertial measurement product offering, in June 2010, we introduced the CG-5100, our first commercial-grade inertial measurement unit. The CG-5100 is focused on a wide range of applications such as 3D Augmented Reality, mobile mapping, platform navigation and GPS augmentation for unmanned vehicle programs, precise mapping and imagery.

In October 2008, we introduced the CNS-5000 continuous navigation system, a self-contained navigation system that combines our fiber optic gyro-based inertial measurement technology with GPS technology from NovAtel. This navigation solution provides precise position and orientation of a host platform on a continuous basis, even during periods where GPS signals are blocked by natural or man-made obstructions or conditions. The CNS-5000 is designed for demanding commercial applications, such as dynamic surveying, precision agriculture, container terminal management, and autonomous vehicle navigation, where the ability to determine the precise position and orientation of a piece of equipment or a mobile platform is critical. The CNS-5000 is a commercial-off-the-shelf (COTS) product consisting of a FOG-based inertial measurement unit tightly integrated with GPS within a single enclosure. This design reduces the operational complexities for customers whose products cross international boundaries.

Our open-loop DSP-1500, DSP-3000 series, and DSP-4000 fiber optic gyros provide precision measurement of the rate and angle of a platform’s turning motion typically for significantly less cost than competing closed-loop gyros. These DSP-based products deliver performance superior to analog signal processing devices, which experience greater temperature-sensitive drift and rotation errors. Applications for these products include inertial measurement units, integrated navigation systems, attitude/heading/reference systems, and stabilization of antenna, radar and optical equipment.

We believe that our DSP-1500 fiber optic gyro is the world’s smallest precision fiber optic gyro. Its optical sensor is only 1.5 inches in diameter and 0.8 inches tall, and weighs just 0.09 lbs. Thanks to the tethered design, the sensor can be installed separately from the power and processing circuit boards. The small size and weight of the DSP-1500 make it well suited for applications with size and weight restrictions, such as night vision and thermal imaging systems, aircraft-mounted gimbaled cameras for law enforcement and homeland security, and shipboard optical systems.

The DSP-3000 series is slightly larger than a deck of playing cards and offers a variety of interface options to support a range of applications. High-performance 2-axis and 3-axis configurations can be realized by integrating multiple DSP-3000 units. Currently, the DSP-3000 series is used in an array of pointing and stabilization applications, including the U.S. Army’s Common Remotely Operated Weapon Station (CROWS) to provide the image and gun stabilization necessary to ensure that the weapon remains aimed at its target. We estimate that more than 20 companies have developed or are developing stabilized remote weapons stations that we believe will require similar fiber optic gyro stabilization capabilities. Our fiber optic products are also used in commercial and industrial applications, such as train location control and track geometry measurement systems, robotics, precision surveying, augmented reality systems, optical stabilization, autonomous vehicles, and undersea remotely operated submersibles. The larger, militarized DSP-4000 is designed for use in high-shock and highly dynamic environments, such as gun turret stabilization.

Tactical Navigation. Our TACNAV tactical navigation product line employs digital compass sensors and KVH fiber optic gyros to offer vehicle-based navigation and pointing systems with a range of capabilities, including GPS backup and enhancement, vehicle position, hull azimuth and navigation displays. Because our digital compass products measure the earth’s magnetic field rather than detect satellite signals from the GPS, they are not susceptible to GPS jamming devices.

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

Sales, Marketing and Support

Our sales, marketing and support efforts target markets that are substantial and require dedicated dealers and distributors to reach end customers. These channels vary from time to time, but currently include targeted efforts to reach the leisure and commercial maritime markets, the RV and high-end automotive markets, and the commercial, industrial and government markets. We believe our brands are well known and well respected by consumers within their respective niches. These brands include:

TracVision—satellite television systems for vessels and vehicles

TracPhone—two-way satellite communications systems

mini-VSAT Broadband—broadband mobile satellite communications network

CommBox—network management hardware and software for maritime communications

Azimuth—digital compass for powerboats

Sailcomp—digital compass for sailboats

DataScope—handheld digital compass/rangefinder

TACNAV—tactical navigation systems for military vehicles

Our fiber optic gyros and digital compass sensors use an alphanumeric model numbering sequence such as C-100, DSP-1500, DSP-3000, DSP-4000, CNS-5000, CG-5100, and TG-6000 IMU.

We sell our mobile satellite communications products through an international network of independent retailers, chain stores and distributors, as well as to manufacturers of vessels and vehicles.

Our European sales subsidiary located in Denmark, KVH Europe A/S (KVH Europe), coordinates our sales, marketing and support efforts for our mobile satellite communications products in Europe, the Middle East, and Africa. Asian and South American sales are managed by our Asian subsidiary, KVH Industries Asia Pte Ltd. and our Brazilian subsidiary, KVH South America Comunicacao Por Satelite Ltda, respectively, under the oversight of our North American sales and marketing offices. Standalone CommBox sales are managed by Virtek Communication in cooperation with members of our satellite sales teams in all offices worldwide. See note 12 of the notes to our consolidated financial statements for information regarding our geographic segments.

We sell our guidance and stabilization products directly to U.S. and allied governments and government contractors, as well as through an international network of authorized independent sales representatives. This same network also sells our fiber optic products to commercial/industrial entities.

Backlog

Our backlog for all products and services was approximately $20.8 million on December 31, 2010, $24.5 million on December 31, 2009 and $12.3 million on December 31, 2008. The decrease in backlog of $3.7 million from December 31, 2009 to December 31, 2010 was primarily a result of a decrease in orders of our aeronautical antenna system sold to LiveTV. The increase in backlog of $12.2 million from December 31, 2008 to December 31, 2009 was primarily a result of increased orders for fiber optic gyros in support of remotely operated weapons station programs as well as our aeronautical antenna system sold to LiveTV.

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

Intellectual Property

Our ability to compete effectively depends to a significant extent on our ability to protect our proprietary information. We rely primarily on patents and trade secret laws, confidentiality procedures and licensing arrangements to protect our intellectual property rights. We own approximately 40 U.S. and foreign patents and have additional patent applications that are currently pending. We also register our trademarks in the United States and other key markets where we do business. Our patents will expire at various dates between March 2013 and July 2028. We enter into confidentiality agreements with our consultants, key employees and sales representatives, and maintain controls over access to and distribution of our technology, software and other proprietary information. The steps we have taken to protect our technology may be inadequate to prevent others from using what we regard as our technology to compete with us.

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

Manufacturing

Manufacturing operations for our mobile satellite communications and navigation products consist of light manufacture, final assembly and testing. Manufacturing operations for our fiber optic gyro products are more complex. We produce specialized optical fiber, fiber optic components and sensing coils and combine them with components purchased from outside vendors for assembly into finished goods. We own optical fiber drawing towers where we produce the specialized optical fiber that we use in all of our fiber optic products. Excluding the CommBox product, which we manufacture in Norway, we manufacture our mobile satellite communications products at our headquarters in Middletown, Rhode Island, and utilize a nearby leased facility for warehousing and distribution purposes. We manufacture our navigation and fiber optic gyro products in our facility located in Tinley Park, Illinois.

We contract with third parties for fabrication and assembly of printed circuit boards, injection-molded plastic parts, machined metal components, connectors and housings. We believe there are a number of acceptable vendors for the components we purchase. We regularly evaluate both domestic and foreign suppliers for quality, dependability and cost effectiveness. In some instances we utilize sole-source suppliers to develop strategic relationships to enhance the quality of materials and save costs. Our manufacturing processes are controlled by an ISO 9001:2008-certified quality standards program.

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

In the marine market for satellite TV equipment, we compete primarily with NaviSystem Marine Electronics Systems Srl, King Controls, Cobham Sea Tel, Inc., Intellian, Thrane & Thrane A/S and Raymarine. In the marine market for voice, fax, data and Internet communications equipment and services, we compete with Cobham Sea Tel, Inc., Thrane & Thrane A/S, Furuno Electric Co., Ltd., Globalstar LP, Iridium Satellite LLC, Intellian, Ship Equip and JRC. We also face competition from providers of marine satellite data services and maritime VSAT solutions, including MTN/SeaMobile, Speedcast, CapRock, Schlumberger, Ship Equip, Vizada and Stratos.

Foreign competition for our mobile satellite communications products has continued to intensify, most notably from companies based in South Korea that seek to compete primarily on price. We anticipate that this trend of substantial competition from this region will continue.

In the land mobile markets, we compete primarily with King Controls, Cobham TracStar, MotoSAT, and Winegard Company.

In the guidance and stabilization markets, we compete primarily with Honeywell International Inc., Kearfott Guidance & Navigation Corporation, Northrop Grumman Corporation, Goodrich Aerospace, IAI and Fizoptica. We believe the principal competitive factors in these markets are performance, size, reliability, durability and price.

Research and Development

Focused investments in research and development are critical to our future growth and competitive position in the marketplace. Our research and development efforts are directly related to timely development of new and enhanced products that are central to our core business strategy. The industries in which we compete are subject to rapid technological developments, evolving industry standards, changes in customer requirements, and new product introductions and enhancements. As a result, our success depends in part upon our ability, on a cost-effective and timely basis, to continue to enhance our existing products and to develop and introduce new products that improve performance and meet customers’ operational and cost requirements. Our current research and development efforts include projects to achieve additional cost reductions in our products and the development of new products for our existing marine and land mobile communications markets, and navigation, guidance and stabilization application markets. For example, in February 2011, we introduced a new addition to our mini-VSAT Broadband-compatible antenna family, the 14.5-inch diameter TracPhone V3, and we are currently developing a miniaturized gyro intended for integration within stabilized cameras, drones, and other systems that need very high bandwith, super low noise sensors.

Our research and development activities consist of projects funded by us, projects funded with the assistance of customer-funded contract research and Small Business Innovative Research (SBIR) grants. Our customer-funded research efforts are made up of contracts with defense and OEM customers, whose performance specifications are unique to their product applications. SBIR projects are generally directed towards the discovery of specific information requested by the government research sponsor. Many of these grants have enhanced our technologies, resulting in new or improved product offerings. Defense and OEM research often results in new product offerings. We strive to be the first company to bring a new product to market, and we use our own funds to accelerate new product development efforts.

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

We are also subject to the laws and regulations of the various foreign jurisdictions in which we offer and sell our products and services, including those of the European Union, Brazil, Norway and Singapore.

Employees

On December 31, 2010, we employed 390 full-time employees. We also employ temporary or contract personnel, when necessary, to provide short-term and/or specialized support for production and other functional projects.

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

Our revenues and results of operations have been and may continue to be adversely impacted by worldwide economic turmoil, credit tightening and associated declines in consumer spending.

Worldwide economic conditions have experienced a significant downturn over the last two to three years, including slower economic activity, tightened credit markets, inflation and deflation concerns, decreased consumer confidence, reduced corporate profits, reduced or canceled capital spending, adverse business conditions and liquidity concerns. These conditions make it difficult for businesses, governments and consumers to accurately forecast and plan future activities. Although net sales of our FOG products increased $11.4 million, or 39%, from 2009 to 2010, driven largely by increased sales for commercial applications, such as surveying and optical stabilization, and a range of government and defense applications, including weapons stabilization, there can be no assurance that such an increase will continue in the future. Governments are experiencing significant declines in tax receipts, which may cause them to curtail spending significantly or reallocate funds away from defense programs. There can be no assurances that government responses to the disruptions in the economy will remedy these problems. As a result of these and other factors, customers could slow or suspend spending on our products and services. We may also incur increased credit losses and need to increase our allowance for doubtful accounts, which would have a negative impact on our earnings and financial condition. We cannot predict the timing, duration or ultimate impact of this downturn. We expect our business to continue to be adversely impacted by this downturn.

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

Our results of operations could be adversely affected if unseasonably cold weather, prolonged winter conditions, disasters or similar events occur.

Our marine leisure business is highly seasonal and seasonality can also impact our commercial marine business. We historically have generated the majority of our marine leisure product revenues during the first and second quarters of each year, and these revenues typically decline in the third and fourth quarters of each year, compared to the first two quarters. Our marine leisure business is also significantly affected by the weather. Unseasonably cool weather, prolonged winter conditions, hurricanes, unusual amounts of rain, and natural and other disasters may decrease boating, which could reduce our revenues. Specifically, we may encounter a decrease in new airtime activations as well as an increase in the number of cancellations or temporary suspensions of our airtime service.

We expect that we could derive an increasing portion of our revenues from commercial leases of mobile communications equipment, rather than sales, which could increase our credit and collection risk.

We are actively seeking to increase revenues from the commercial markets for our mini-VSAT Broadband service, particularly shipping companies and other companies that deploy a fleet of vessels. In marketing this service, we offer leasing arrangements for the TracPhone antennas to both commercial and leisure customers. If commercial leases become increasingly popular with our customers, we could face increased risks of default under those leases. Defaults could increase our costs of collection (including costs of retrieving leased equipment) and reduce the amount we collect from customers, which could harm our results of operations.

Our inventory levels could require an inventory write-down if our inventory reduction and rebalancing efforts are ineffective.

During 2009, we recorded an additional $1.3 million in inventory charges in order to account for the risk of excess inventory due, in part, to weak consumer demand and during 2010, we wrote off approximately $0.6 million of fully reserved inventory. However, if our future inventory reduction and rebalancing efforts are unsuccessful or take an extended period of time, we may have to consider additional, more sizeable inventory reserves or write-downs to address potential excess and obsolete inventory, and our gross margins may fall below historical levels, which would adversely affect our financial results.

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

Our mobile communications products historically have had lower product gross margins than our guidance and stabilization products. During the first three quarters of 2008, sales of our guidance and stabilization products either declined or grew at a substantially lower rate than our overall sales growth. During the fourth quarter of 2008 and the years ended December 31, 2009 and 2010, we experienced a significant increase in sales of our guidance and stabilization products, primarily due to an increase in our FOG product sales. A shift in our product sales mix toward mobile communications products would likely cause lower gross margins in the future, especially if driven by reduced demand.

We must generate a certain level of sales of the TracPhone V7, TracPhone V3 and our mini-VSAT Broadband service in order to improve our service gross margins.

As a result of our continued build-out of the mini-VSAT Broadband network infrastructure, our cost of service sales includes certain fixed costs that do not vary with the volume of service sales. These fixed costs are increasing as we expand our network across the globe and we have an extremely limited ability to reduce these fixed costs in the short term. If sales of our TracPhone V7, TracPhone V3 and the mini-VSAT Broadband service do not generate the level of revenue that we expect or decline, our service gross margins may remain below historical levels or decline. For example, our overall service gross margin, which also includes product repair sales, Inmarsat airtime sales, and contracted engineering sales, declined from 26% for the year ended December 31, 2009 to 20% for the year ended December 31, 2010. The failure to improve our mini-VSAT Broadband service gross margins would have a material adverse effect on our overall profitability.

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

The emergence of a competing small maritime VSAT antenna and complementary service or other similar service could reduce the competitive advantage we believe we currently enjoy with our 24-inch diameter TracPhone V7 and 14.5-inch diameter TracPhone V3 antennas along with our integrated mini-VSAT Broadband service.

Our TracPhone V7 and TracPhone V3 systems offer customers a range of benefits due to their integrated design, hardware costs that are lower than existing maritime VSAT systems, and spread spectrum technology. We currently compete against companies that offer established maritime VSAT service using, in some cases, antennas 1-meter in diameter or larger. While we are unaware of any company offering a 14.5-inch VSAT solution comparable to our TracPhone V3, we are encountering regional competition from companies offering 24-inch VSAT systems and services. In addition, other companies could replicate some of the distinguishing features of our TracPhone V7 or TracPhone V3, which could potentially reduce the appeal of our solution, increase price competition and adversely affect sales. Moreover, consumers may choose other services such as FleetBroadband or Iridium OpenPort for their service coverage and potentially lower hardware costs despite higher service costs and slower data rates.

Our ability to compete in the maritime airtime services market may be impaired if we are unable to complete or expand coverage of our mini-VSAT Broadband service around the globe to provide sufficient service capacity to meet customer demand.

The TracPhone V7 and V3 and mini-VSAT Broadband service offer a range of benefits to mariners, especially in commercial markets, due to the smaller size antenna and faster, more affordable airtime. However, to support these customers globally, we may need to continue the expansion of the coverage areas of the mini-VSAT Broadband service, which is currently offered in the north Pacific Ocean, the Americas, Caribbean, North Atlantic, Europe, the Persian Gulf, Asia-Pacific, Africa, Brazil, Australian and New Zealand waters, and the Indian Ocean. If we are unable to reach agreement with third-party satellite providers to support the mini-VSAT Broadband service and its spread spectrum technology or transponder capacity is unavailable should we need to increase our capacity to meet growing demand in a given region, our ability to support vessels and aeronautical applications globally will be at risk and could reduce the attractiveness of the product and service to these customers.

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

These factors can cause substantial fluctuations in sales of our FOG and TACNAV products from period to period. For example, sales of our FOG products increased $11.4 million, or 39%, from 2009 to 2010 driven largely by increased sales for commercial applications, such as surveying and optical stabilization, and a range of government and defense applications, including weapons stabilization. The Obama administration and Congress may change defense spending priorities, either in conjunction with the decision to commence troop withdrawals from Iraq and Afghanistan or for other reasons. Moreover, government customers and their contractors can generally cancel orders for our products for convenience or decline to exercise previously disclosed contract options. Even under firm orders with government customers, funding must often be appropriated in the budget process in order for the government to complete the contract. The cancellation of or failure to fund orders for our products could substantially reduce our net sales and results of operations. For example, our contract award from the U.S. Coast Guard for our mini-VSAT Broadband service does not impose any minimum order quantity, and the U.S. Coast Guard could order substantially fewer products and services than we anticipate.

Sales of our fiber optic gyro systems and TACNAV products generally consist of a few large orders, and the delay or cancellation of a single order could substantially reduce our net sales.

KVH products sold to customers in the defense industry are purchased through orders that can generally range in size from several hundred thousand dollars to more than one million dollars. For example, in July 2010, we received a $13.0 million TACNAV products order and in October 2010, we also received a $1.1 million fiber optic gyro contract. As a result, the delay or cancellation of a single order could materially reduce our net sales and results of operations. We periodically experience repeated and unanticipated delays in defense orders, which make our revenues and operating results less predictable. Because our guidance and stabilization products typically have relatively higher product gross margins than our mobile communications products, the loss of an order for guidance and stabilization products could have a disproportionately adverse effect on our results of operations.

Only a few customers account for a substantial portion of our guidance and stabilization revenues, and the loss of any of these customers could substantially reduce our net sales.

We derive a significant portion of our guidance and stabilization revenues from a small number of customers, most of whom are contractors for the U.S. Government. Our top four guidance and stabilization customers in 2010 accounted for approximately 29% of our net sales during 2010. The loss of business from any of these customers could substantially reduce our net sales and results of operations and could seriously harm our business. Since we are often awarded a contract as a subcontractor to a major defense supplier that is engaged in a competitive bidding process as prime contractor for a major weapons procurement program, our revenues depend significantly on the success of the prime contractors with which we align ourselves. For example, our largest remote weapon systems customer accounted for approximately 14% and 15% of our net sales in 2010 and 2009, respectively. In addition, a subcontractor to this customer accounted for approximately 5% and 7% of our net sales in 2010 and 2009, respectively. We anticipate a sequential decline in net sales related to our largest remote weapon systems customer during the first half of 2011.

We only have one customer for our aviation antenna, and the customer may cancel this agreement at any time subject to a termination charge.

In February 2008, we entered into a $20.1 million long-term antenna development and production agreement with LiveTV that was subsequently increased in 2009 to $20.9 million. Under the terms of the agreement with LiveTV, we manufacture a DIRECTV-compatible satellite television antenna for use on narrowbody commercial aircraft operating in the United States. We began shipment of the antennas in the second quarter of 2009. LiveTV may terminate the agreement including any outstanding purchase orders at any time subject to a sliding scale termination charge driven by the quantity shortfall in units shipped under the agreement. As of December 31, 2010, the termination fee would be approximately $3.0 million, which would be offset by an approximate total charge of $3.2 million related to capitalized aviation research and development costs and inventory specific to the aviation antenna that would be required to be expensed if termination was invoked. As a result, if the aviation contract was terminated as of December 31, 2010, we would have recorded an approximate net charge to our income statement of $0.2 million.

The cancellation of or failure to fund orders under this agreement could reduce our future net sales and negatively impact our results of operations, as we currently do not have another customer in the aviation market .

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

SES World Skies, Eutelsat, Sky Perfect-JSAT, GE Satellite, Telesat, EchoStar and Star One currently provide the satellite capacity to support the mini-VSAT Broadband service and our TracPhone V7 and V3. In addition, we have agreements with various teleports and Internet Service Providers (ISPs) around the globe to support the mini-VSAT Broadband service. We rely on Inmarsat for satellite communications services for our mini-M, Fleet and FleetBroadband compatible TracPhone products.

If customers become dissatisfied with the programming, pricing, service, availability or other aspects of any of these satellite services, or if any one or more of these services becomes unavailable for any reason, we could suffer a substantial decline in sales of our satellite products. There may be no alternative service provider available in a particular geographic area, and our modem or other technology may not be compatible with the technology of any alternative service provider that may be available. In addition, the unexpected failure of a satellite could disrupt the availability of programming and services, which could reduce the demand for, or customer satisfaction with, our products.

We rely upon spread spectrum communications technology developed by ViaSat and transmitted by third-party satellite providers to permit two-way broadband Internet via our 24-inch diameter TracPhone V7 antenna and our 14.5-inch diameter TracPhone V3 antenna, to be released during the second quarter of 2011, and any disruption in the availability of this technology could adversely affect sales.

Our mini-VSAT Broadband service relies on spread spectrum technology developed with ViaSat, Inc., for use with satellite capacity controlled by SES World Skies, Eutelsat, Sky Perfect-JSAT, GE Satellite, Telesat, Echostar, Star One and Optus. Our TracPhone V7 and V3 two-way broadband satellite terminal combines our stabilized antenna technology with ViaSat’s ArcLight spread spectrum mobile broadband technology, along with a new maritime version of ViaSat’s ArcLight spread spectrum modem. The ArcLight technology is also integrated within the satellite hubs that support this service. Sales of the TracPhone V7 and V3 and our mini-VSAT Broadband service could be disrupted if we fail to receive approval from regulatory authorities to provide our spread spectrum service in the waters of various countries where our customers operate or if there are issues with the availability of the ArcLight maritime modems.

Investment in the initial global deployment of the mini-VSAT Broadband service has required significant capital investment and initial network costs of service, as well as operating expenses that may not be recouped if we fail to meet the subscriber levels necessary to cover those costs on an ongoing basis.

It is our intent to continue to invest in and deploy the mini-VSAT Broadband network on a global basis in cooperation with ViaSat under the terms of a 10-year agreement announced in July 2008. As part of the coverage expansion, we agreed to acquire satellite capacity from Ku-band satellite operators and are in the process of purchasing new regional satellite hubs from ViaSat. Each satellite hub represents a substantial capital investment. During the initial deployment period, we have incurred a substantial increase in costs associated with the build out of the mini-VSAT Broadband global infrastructure and support capability and may continue to incur an increase in costs if we pursue expanded coverage in the future. In the short term, KVH and ViaSat will be covering the operational cost per transponder access until sufficient subscribers join the network and allow us to reach acceptable gross margin levels relating to our transponder and other network service costs, which may not occur. We currently estimate that, on average, it will require at least nine months to reach the breakeven point for a discrete region, i.e., offsetting these incremental network costs, once the service is turned on for a new coverage region. However, certain regions that are essential for our global coverage may exceed this time period before being profitable or may not be profitable. In addition, should an insufficient number of subscribers activate within a region, our operations may continue below the breakeven level for a longer duration and adversely affect our operating results and cash levels.

High fuel prices, tight credit availability and environmental concerns are adversely affecting sales of our mobile communications products.

Factors such as historically high fuel prices, tight credit and environmental protection laws are continuing to materially and adversely affect sales of larger vehicles and vessels for which our mobile satellite communications products are designed. Many customers finance their purchases of these vehicles and vessels, and tightened credit availability has reduced demand for both these vehicles and vessels and our mobile communications products. Moreover, in the current credit markets, financing for these purchases has been unavailable or more difficult to obtain. The increased cost of operating these vehicles and vessels is adversely affecting and may continue to adversely affect demand for our mobile satellite communications products.

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

Excluding the CommBox product, which we manufacture in Norway, we currently manufacture all of our mobile communications products at our headquarters in Middletown, Rhode Island, and the majority of our guidance and stabilization products at our facility in Tinley Park, Illinois. Some of our production processes are complex, and we may be unable to respond rapidly to the loss of the use of either production facility. For example, our production facilities use some specialized equipment that may take time to replace if they are damaged or become unusable for any reason. In that event, shipments would be delayed, which could result in customer or dealer dissatisfaction, loss of sales and damage to our reputation. Finally, we have only a limited capability to increase our manufacturing capacity in the short term. If short-term demand for our products exceeds our manufacturing capacity, our inability to fulfill orders in a timely manner could also lead to customer or dealer dissatisfaction, loss of sales and damage to our reputation.

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

Historically, sales to customers outside the United States and Canada have accounted for a significant portion of our net sales. We have foreign sales offices in Denmark, Singapore and Norway and we otherwise support our international sales from our operations in the United States. Our limited operations in foreign countries may impair our ability to compete successfully in international markets and to meet the service and support needs of our customers in countries where we have no infrastructure. We are subject to a number of risks associated with our international business activities, which may increase our costs and require significant management attention. These risks include:

•	technical challenges we may face in adapting our mobile communications products to function with different satellite services and technology in use in various regions around the world;

•	satisfaction of international regulatory requirements and delays and costs associated with procurement of any necessary licenses or permits;

•	restrictions on the sale of certain guidance and stabilization products to foreign military and government customers;

•	increased costs of providing customer support in multiple languages;

•	potentially adverse tax consequences, including restrictions on the repatriation of earnings;

•	protectionist laws and business practices that favor local competitors, which could slow our growth in international markets;

•	potentially longer sales cycles, which could slow our revenue growth from international sales;

•	potentially longer accounts receivable payment cycles and difficulties in collecting accounts receivable;

•	losses arising from impairment charges associated with goodwill or intangible assets;

•	losses arising from foreign currency exchange rate fluctuations; and

•	economic and political instability in some international markets.

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

We have at times experienced significant fluctuations in our net sales and results of operations from one quarter to the next. Our future net sales and results of operations could vary significantly from quarter to quarter due to a number of factors, many of which are outside our control. Accordingly, you should not rely on quarter-to-quarter comparisons of our results of operations as an indication of future performance. It is possible that our net sales or results of operations in a quarter will fall below the expectations of securities analysts or investors. If this occurs, the market price of our common stock could fall significantly. Our results of operations in any quarter can fluctuate for many reasons, including:

•	changes in demand for our mobile communications products and services and guidance and stabilization products and services;

•	the timing and size of individual orders from military customers;

•	the mix of products we sell;

•	our ability to manufacture, test and deliver products in a timely and cost-effective manner, including the availability and timely delivery of components and subassemblies from our suppliers;

•	our success in winning competitions for orders;

•	the timing of new product introductions by us or our competitors;

•	expense incurred in pursuing acquisitions;

•	market and competitive pricing pressures;

•	general economic climate; and

•	seasonality of pleasure boat and recreational vehicle usage.

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

We are subject to income taxes and other taxes in both the U.S. and the foreign jurisdictions in which we currently operate. The determination of our worldwide provision for income taxes and current and deferred tax assets and liabilities requires judgment and estimation. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. We are subject to regular review and audit by both domestic and foreign tax authorities and to the prospective and retrospective effects of changing tax regulations and legislation. Although we believe our tax estimates are reasonable, the ultimate tax outcome may materially differ from the tax amounts recorded in our consolidated financial statements and may materially affect our income tax (benefit) expense, net income (loss), and cash flows in the period in which such determination is made.

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

Our stock price has historically been volatile. During the period from November 1, 2008 to December 31, 2010, the trading price of our common stock ranged from $2.81 to $16.66. Many factors may cause the market price of our common stock to fluctuate, including:

•	variations in our quarterly results of operations;

•	the introduction of new products and services by us or our competitors;

•	changing needs of military customers;

•	changes in estimates of our performance or recommendations by securities analysts;

•	the hiring or departure of key personnel;

•	acquisitions or strategic alliances involving us or our competitors;

•	market conditions in our industries; and

•	the global macroeconomic and geopolitical environment.

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

We evaluate strategic acquisition opportunities to acquire other businesses as they arise, such as our recent acquisition of Virtek Communication. The expenses we incur evaluating and pursuing this and other such acquisitions could have a material adverse effect on our results of operations. For example, we incurred $0.6 million of transaction expenses in 2010 in connection with the Virtek Communication acquisition. If we acquire a business, we may be unable to manage it profitably or successfully integrate its operations with our own.

Moreover, we may be unable to realize the financial, operational and other benefits we anticipate from any acquisition. Competition for acquisition opportunities could increase the price we pay for businesses we acquire and could reduce the number of potential acquisition targets. Further, our approach to acquisitions may involve a number of special financial and business risks, such as:

•	charges related to any potential acquisition from which we may withdraw;

•	diversion of our management’s time, attention, and resources;

•	loss of key acquired personnel;

•	increased costs to improve or coordinate managerial, operational, financial, and administrative systems, including compliance with the Sarbanes-Oxley Act of 2002;

•	dilutive issuances of equity securities;

•	the assumption of legal liabilities; and

•	losses arising from impairment charges associated with goodwill or intangible assets.

Our charter and by-laws and Delaware law may deter takeovers.

Our certificate of incorporation, by-laws and Delaware law contain provisions that could have an anti-takeover effect and discourage, delay or prevent a change in control or an acquisition that many stockholders may find attractive. These provisions may also discourage proxy contests and make it more difficult for our stockholders to take some corporate actions, including the election of directors. These provisions relate to:

•	the ability of our Board of Directors to issue preferred stock, and determine its terms, without a stockholder vote;

•	the classification of our Board of Directors, which effectively prevents stockholders from electing a majority of the directors at any one annual meeting of stockholders;

•	the limitation that directors may be removed only for cause by the affirmative vote of the holders of two-thirds of our shares of capital stock entitled to vote;

•	the prohibition against stockholder actions by written consent;

•	the inability of stockholders to call a special meeting of stockholders; and

•	advance notice requirements for stockholder proposals and director nominations.

ITEM 1B.	Unresolved Staff Comments

None.

ITEM 2.	Properties

The following table provides information about our facilities as of December 31, 2010.

Location	Type	Principal Uses	Approximate Square Footage	Ownership	Lease Expiration
Middletown, Rhode Island	Office, plant and warehouse	Corporate headquarters, research and development, sales and service, manufacturing (mobile communications products), marketing and administration	75,000	Owned	—

Middletown, Rhode Island	Warehouse	Warehousing (mobile communications products)	39,000	Leased	December 2011

Tinley Park, Illinois	Plant and warehouse	Manufacturing, research and development (guidance and stabilization products)	101,000	Owned	—

Kokkedal, Denmark	Office and warehouse	European headquarters, sales, marketing and support	11,000	Leased	May 2014

Singapore	Office	Sales office	300	Leased	April 2011

Horten, Norway	Office	Research and development, sales, marketing and support	4,400	Leased	December 2013

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

	High	Low
Year Ended December 31, 2010:
First quarter	$15.28	$11.63
Second quarter	16.66	10.76
Third quarter	15.13	11.28
Fourth quarter	16.24	11.44
Year Ended December 31, 2009:
First quarter	$6.07	$4.06
Second quarter	7.55	4.75
Third quarter	10.25	6.33
Fourth quarter	15.75	9.64

Stockholders. As of March 4, 2011, we had 94 holders of record of our common stock. This number does not include stockholders for whom shares were held in a nominee or “street” name.

Dividends. We have never declared or paid cash dividends on our capital stock, and we have no plan to pay any cash dividends in the foreseeable future. We currently intend to retain any future earnings to finance our operations and future growth. In addition, the terms of our bank line of credit place restrictions on our ability to pay cash dividends on our common stock.

Issuer Purchases of Equity Securities. During the three months ended December 31, 2010, we repurchased our shares as described below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet be Purchased Under the Programs
October 1, 2010—October 31, 2010	—	—	—	798,676
November 1, 2010—November 30, 2010	—	—	—	798,676
December 1, 2010—December 31, 2010	—	—	—	798,676

Total	—	—	—	798,676

On November 26, 2008, our Board of Directors authorized a program to repurchase up to one million shares of our common stock. The repurchase program is funded using our existing cash, cash equivalents, marketable securities and future cash flows. Under the repurchase program, at management’s discretion, we may repurchase shares on the open market from time to time, in privately negotiated transactions or block transactions, or through an accelerated repurchase agreement. The timing of such repurchases depends on availability of shares, price, market conditions, alternative uses of capital, and applicable regulatory requirements. The program may be modified, suspended or terminated at any time without prior notice. The repurchase program has no expiration date. There were no other repurchase programs outstanding during the three months ended December 31, 2010, and no repurchase programs expired during the period.

During the year ended December 31, 2010, 37,726 vested restricted shares were surrendered in satisfaction of tax withholding obligations at an average price of $12.73 per share.

During the year ended December 31, 2010, we did not repurchase any shares of our common stock in open market transactions.

STOCK PERFORMANCE GRAPH

The following graph compares the performance of our cumulative stockholder return with that of the NASDAQ Composite Index, a broad equity market index, and the NASDAQ Telecommunications Index, a published industry index. The cumulative stockholder returns for shares of our common stock and for the market indices are calculated assuming $100 was invested on December 31, 2005. We paid no cash dividends during the periods shown. The performance of the market indices is shown on a total return (dividends reinvested) basis. Measurement points are the last trading days of the years ended December 2005, 2006, 2007, 2008, 2009 and 2010.

	Value of investments as of December 31,
	2005	2006	2007	2008	2009	2010
KVH Industries, Inc.	$100	$108	$82	$53	$151	$122
NASDAQ Composite	100	110	120	72	103	120
NASDAQ Telecommunications	100	128	139	80	118	123

ITEM 6.	Selected Financial Data

We have derived the following selected financial data from our audited consolidated financial statements. You should read this data in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data.”

In September 2010, we acquired Virtek Communication for approximately $6.5 million. See note 1 to our consolidated financial statements for a summary of significant accounting policies and the effects on the year-to-year comparability of the selected financial data.

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Sales:
Product	$92,059	$75,191	$69,941	$73,533	$70,748
Service	20,184	13,869	12,463	7,382	8,225

Net sales	112,243	89,060	82,404	80,915	78,973
Costs and expenses:
Costs of product sales	51,348	46,552	42,552	44,892	42,494
Costs of service sales	16,086	10,198	6,130	3,557	4,674
Research and development	10,715	8,805	7,655	9,265	7,720
Sales, marketing and support	18,469	16,316	16,162	15,402	14,387
General and administrative	10,084	7,832	7,035	7,538	7,842

Total costs and expenses	106,702	89,703	79,534	80,654	77,117

Income (loss) from operations	5,541	(643)	2,870	261	1,856
Interest income	301	358	1,220	2,715	2,387
Interest expense	204	89	153	156	193
Other income (expense)	23	(20)	(231)	(77)	(26)

Income (loss) before income taxes	5,661	(394)	3,706	2,743	4,024
Income tax (benefit) expense	(2,612)	(261)	648	244	350

Net income (loss)	$8,273	$(133)	$3,058	$2,499	$3,674

Per share information:
Net income (loss) per common share, basic	$0.57	$(0.01)	$0.21	$0.17	$0.25

Net income (loss) per common share, diluted	$0.56	$(0.01)	$0.21	$0.17	$0.25

Number of shares used in per share calculation:
Basic	14,420	13,996	14,373	14,964	14,787

Diluted	14,850	13,996	14,377	14,983	14,915

	December 31,
	2010	2009	2008	2007	2006
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$37,307	$41,304	$42,660	$53,305	$54,739
Working capital	60,571	60,690	58,222	67,696	67,122
Total assets	115,198	97,746	93,758	91,570	88,424
Long-term debt, excluding current portion	3,684	3,807	—	2,026	2,158
Total stockholders’ equity	96,303	81,600	79,069	80,770	77,795

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We develop, manufacture and market mobile communications products for the marine, land mobile and aeronautical markets, and navigation, guidance and stabilization products for both the defense and commercial markets.

Our mobile communications products enable customers to receive voice and Internet services and live digital television via satellite services in marine vessels, recreational vehicles and automobiles as well as live digital television on commercial airplanes while in motion. We sell our mobile communications products through an extensive international network of retailers, distributors and dealers. We also lease products directly to end users.

We offer precision fiber optic gyro-based (FOG) systems that enable platform and optical stabilization, navigation, pointing and guidance. Our guidance and stabilization products also include tactical navigation systems that provide uninterrupted access to navigation and pointing information in a variety of military vehicles, including tactical trucks and light armored vehicles. Our guidance and stabilization products are sold directly to U.S. and allied governments and government contractors, as well as through an international network of authorized independent sales representatives. In addition, our guidance and stabilization products have numerous commercial applications such as precision mapping, dynamic surveying, autonomous vehicles, train location control and track geometry measurement systems, industrial robotics and optical stabilization.

Our mobile communications service sales include sales earned from satellite voice and Internet airtime services, engineering services provided under development contracts, sales from product repairs, certain DIRECTV and DISH Network account subsidies and referral fees earned in conjunction with the sale of our products and extended warranty sales. We provide, for monthly fixed and usage fees, satellite connectivity sales from broadband Internet, data and Voice over Internet Protocol (VoIP) service to our TracPhone V7 customers. We also earn monthly usage fees for third-party satellite connectivity for voice, data and Internet services to our Inmarsat TracPhone customers who choose to activate their subscriptions with us. Under current DIRECTV and DISH Network programs, we are eligible to receive a one-time subsidy for each DIRECTV receiver activated for service and a new mobile account activation fee from DIRECTV and DISH Network for each customer who activates their DIRECTV or DISH Network service directly through us.

Our guidance and stabilization service sales include engineering services provided under development contracts, product repairs and extended warranty sales.

We generate sales primarily from the sale of our mobile satellite systems and services and our guidance and stabilization products and services. The following table provides, for the periods indicated, our sales by industry category:

	Year Ended December 31,
	2010	2009	2008
	(in thousands)
Mobile communications	$62,473	$49,587	$59,690
Guidance and stabilization	49,770	39,473	22,714

Net sales	$112,243	$89,060	$82,404

Net sales to Kongsberg accounted for approximately 14%, 15% and 5% of our net sales for the years ended December 31 2010, 2009 and 2008, respectively. In addition, net sales to a subcontractor to Kongsberg accounted for approximately 5%, 7% and 0% of our net sales for the years ended December 31, 2010, 2009 and 2008, respectively. The terms and conditions of sales to Kongsberg and the subcontractor to Kongsberg are consistent with our standard terms and conditions of product sales as discussed in note 1 of our consolidated financial statements. As of December 31, 2010, Kongsberg had no outstanding accounts receivable balances with us and the subcontractor to Kongsberg was current with all outstanding receivable balances. We anticipate a sequential decline in net sales to Kongsberg during the first half of 2011. No other individual customer accounted for more than 10% of our net sales for the years ended December 31, 2010, 2009 and 2008, respectively.

We have historically derived a substantial portion of our revenue from sales to customers located outside the United States and Canada. The following table provides, for the periods indicated, sales to specified geographic regions:

	Year Ended December 31,
	2010	2009	2008
	(in thousands)
Originating from the Americas locations
United States	$70,620	$49,941	$49,761
Canada	5,923	3,465	3,107
Europe	17,892	19,644	8,656
Other	3,950	4,623	3,201

Total North America	98,385	77,673	64,725

Originating from European and Asian locations
Europe	10,398	8,637	12,787
Other	3,460	2,750	4,892

Total Europe	13,858	11,387	17,679

Net sales	$112,243	$89,060	$82,404

See note 12 to our consolidated financial statements for more information on our geographic segments.

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

	Year ended December 31,
	2010	2009	2008
	(in thousands)
Research and development expense presented on statement of operations	$10,715	$8,805	$7,655
Costs of customer-funded research and development included in costs of service sales	953	475	1,011
Costs of customer-funded research and development included in costs of product sales	1,001	801	—

Total consolidated statements of operations expenditures on research and development activities	$12,669	$10,081	$8,666

In addition to the research and development expenses listed above, we have a total of approximately $2.9 million, $3.9 million and $3.2 million in research and development costs related to a long-term aviation antenna development and production agreement capitalized as of December 31, 2010, 2009 and 2008, respectively. These research and development costs are reflected in other non-current assets, as we have a contractual right to recover these costs. See note 14 to our consolidated financial statements for further discussion.

As of December 31, 2010, we had approximately $37.3 million in cash, cash equivalents and marketable securities and accumulated earnings of approximately $2.9 million.

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

See note 11 to our consolidated financial statements for disclosures associated with our significant customers.

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

In 2010, we wrote off approximately $0.5 million of our allowance for doubtful accounts. The write-off was driven largely by the financial deterioration of a couple of our mobile communications product distributors as well as a few of our airtime customers. The current economic downturn could continue to adversely impact the financial condition of our customers, which could result in additional write-offs and increases in our allowance for doubtful accounts and have a negative impact on our results of operations.

Inventories

Inventory is valued at the lower of cost or market. We generally must order components for our products and build inventory in advance of product shipments. We regularly review current quantities on hand, actual and projected sales volumes and anticipated selling prices on products and write down, as appropriate, slow-moving and/or obsolete inventory to its net realizable value. For example, in 2009, we recorded an additional $1.3 million in inventory reserves due in part to weak consumer demand. In 2010, we wrote off approximately $0.6 million of fully reserved inventory. Generally, our inventory does not become obsolete because the materials we use are typically interchangeable among various product offerings. However, if we overestimate projected sales or anticipated selling prices, our inventory might be overstocked, and we would have to reduce our inventory valuation accordingly.

Accounting for Income Taxes

Our provision for income taxes is comprised of a current and a deferred portion. The current income tax provision is calculated as the estimated taxes payable or refundable on tax returns for the current year. We provide for deferred income taxes resulting from temporary differences between financial and taxable income. Such differences arise primarily from tax credit and net operating loss carry-forwards , depreciation, stock-based compensation expense, accruals and reserves.

At December 31, 2010, we had valuation allowances of $2.3 million to offset gross deferred tax assets of $10.2 million. This valuation allowance represents a reduction in our valuation allowance from December 31, 2009. At December 31, 2009, we had gross deferred tax assets of $11.1 million and a valuation allowance of $6.9 million. During 2010, based upon an evaluation of the positive and negative evidence, we concluded that $3.3 million of the deferred tax asset valuation allowance was no longer required. As part of our analysis, we considered all available positive and negative evidence including our past operating results, the existence of cumulative income in the most recent fiscal years, changes in the business in which we operate and our forecast of future taxable income. In determining future taxable income, we necessarily made certain assumptions about our expected future plans and operations, including assumptions about the amount of state, federal and international pre-tax operating income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. After considering these factors, we concluded that a $3.3 million reversal of the valuation allowance was appropriate. These assumptions required significant judgment about the forecasts of future taxable income and were consistent with the plans and estimates we were using to manage the underlying businesses.

We provide for income taxes during interim periods based on the estimated effective tax rate for the full fiscal year. We record a cumulative adjustment to the tax provision in an interim period in which a change in the estimated annual effective tax rate is determined.

We assess all material positions taken in any income tax return, including all significant uncertain positions, in all tax years that are still subject to assessment or challenge by relevant taxing authorities. Assessing an uncertain tax position begins with the initial determination of the position’s sustainability and is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. As of each balance sheet date, unresolved uncertain tax positions must be reassessed, and we will determine whether (i) the factors underlying the sustainability assertion have changed and (ii) the amount of recognized tax benefit is still appropriate. The recognition and measurement of tax benefits require significant judgment. Judgments concerning the recognition and measurement of a tax benefit might change as new information becomes available.

Warranty Provision

We typically offer a one to two year warranty for all of our base products. We provide for the estimated cost of product warranties at the time product revenue is recognized. Factors that affect our warranty reserves include the number of units sold, historical and anticipated rates of warranty repairs and the cost per repair. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers, our estimated warranty obligation is affected by ongoing product failure rates, specific product class failures outside our baseline experience, material usage and service delivery costs incurred in correcting a product failure. If actual product failure rates, material usage or service delivery costs differ from our estimates, revisions to the estimated warranty liability would be required. Assumptions and historical warranty experience are evaluated to determine the appropriateness of such assumptions. We assess the adequacy of the warranty provision on a quarterly basis and we adjust this provision when necessary.

Stock-Based Compensation

Our stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which is generally the vesting period.

We use the Black-Scholes valuation model for estimating the fair value on the date of grant of compensatory stock options. Determining the fair value of stock option awards at the grant date requires judgment regarding certain valuation assumptions, including the volatility of our stock price, expected term of the option, risk-free interest rate and expected dividends. Changes in these assumptions and estimates could result in different fair values and could therefore impact our earnings. These changes would not impact our cash flows. The fair value of restricted stock and performance-based stock awards is based upon our stock price on the grant date.

The amount of stock-based compensation expense recorded in any period for unvested awards requires estimates of the amount of stock-based awards that are expected to be forfeited prior to vesting, as well as assumptions regarding the probability that performance-based awards will be earned.

Compensation cost for awards subject only to service conditions that vest ratably are recognized on a straight-line basis over the requisite service period for the entire award.

Goodwill and Intangible Assets

Goodwill and intangible assets with indefinite lives are tested at least annually for impairment. Intangible assets with estimated lives and other long-lived assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of intangible assets with estimated lives and other long-lived assets is measured by comparing the carrying amount of the asset to future net undiscounted cash flows expected to be generated by the asset. If these comparisons indicate that an asset is not recoverable, we will recognize an impairment loss for the amount by which the carrying value of the asset exceeds the related estimated fair value. Estimated fair value is based on either discounted future operating cash flows or appraised values, depending on the nature of the asset. Considerable judgment is required to estimate discounted future operating cash flows. Judgment is also required in determining whether an event has occurred that may impair the value of goodwill or identifiable intangible or other long-lived assets. Factors that could indicate an impairment may exist include significant underperformance relative to plan or long-term projections, changes in business strategy, significant negative industry or economic trends, a significant change in circumstances relative to a large customer, a significant decline in our stock price for a sustained period and a decline in our market capitalization to below net book value. We must make assumptions about future cash flows, future operating plans, discount rates and other factors in our models and valuation reports. To the extent these future projections and estimates change, the estimated amounts of impairment could differ from current estimates. Our annual testing for impairment of goodwill is expected to be completed as of August 31 of each year. As of December 31, 2010 all goodwill and intangible assets are associated with the purchase of Virtek Communication in September 2010.

Contingencies

We are subject to ongoing business risks arising in the ordinary course of business. An estimated loss contingency is accrued when it is probable that a liability has been incurred or an asset has been impaired and the amount of loss can be reasonably estimated. We regularly evaluate current information available to determine whether such amounts should be adjusted and record changes in estimates in the period they become known. We reserve for legal contingencies and legal fees when the amounts are probable and reasonably estimable. At December 31, 2010, we have not recorded any material loss contingencies.

Results of Operations

The following table provides, for the periods indicated, certain financial data expressed as a percentage of net sales:

	Year Ended December 31,
	2010	2009	2008
Sales:
Product	82.0%	84.4%	84.9%
Service	18.0	15.6	15.1

Net sales	100.0	100.0	100.0
Costs and expenses:
Costs of product sales	45.8	52.3	51.6
Costs of service sales	14.3	11.5	7.5
Research and development	9.5	9.8	9.3
Sales, marketing and support	16.5	18.3	19.6
General and administrative	9.0	8.8	8.5

Total costs and expenses	95.1	100.7	96.5

Income (loss) from operations	4.9	(0.7)	3.5
Interest income	0.3	0.4	1.5
Interest expense	0.2	0.1	0.2
Other expense	0.0	0.0	0.3

Income (loss) before income taxes	5.0	(0.4)	4.5
Income tax (benefit) expense	(2.4)	(0.3)	0.8

Net income (loss)	7.4%	(0.1)%	3.7%

Years ended December 31, 2010 and 2009

Net Sales

Product sales increased in 2010 by $16.9 million, or 22%, to $92.1 million from $75.2 million in 2009. The primary reason for the increase was a $10.4 million, or 28%, increase in sales of our guidance and stabilization products. Specifically, sales of our FOG products increased $11.4 million, or 39%, driven largely by increased sales for commercial applications, such as surveying and optical stabilization, and a range of government and defense applications, including weapons stabilization. Partially offsetting this increase was a decrease of $1.2 million, or 16%, in sales of our TACNAV defense products. Although we expect that FOG sales will continue to grow over the long term, sales on a quarter to quarter basis could be very uneven. Largely as a result of uncertainty regarding future remotely operated weapons stations programs, we expect our FOG sales to decline in 2011 from 2010.

Mobile communications product sales in 2010 increased $6.4 million, or 17%, to $43.9 million from $37.5 million in 2009. The primary reason for the increase was a $4.0 million, or 14% increase in sales of our marine products, driven primarily by demand for our TracPhone V7 product, and to a lesser extent sales of our TracVision HD7 satellite television product that we launched in the fourth quarter of 2009. Also contributing to the increase in marine product sales was $0.9 million in sales from Virtek Communication, which was acquired in September 2010. In addition, sales of our land mobile products increased $1.6 million, or 32%, driven primarily by increased sales to original equipment manufacturers in the recreational vehicle market. Further contributing to the increase in mobile communications product sales was a $0.9 million increase in sales of our satellite television antenna used on narrowbody commercial aircraft. We began shipping this antenna to LiveTV in the second quarter of 2009. Future sales to LiveTV are expected to be uneven on a quarter to quarter basis and future fiscal year delivery schedules are undetermined at this time. For example, we do not expect any shipments to LiveTV during the first half of 2011. Mobile communications product sales originating from our European and Asian subsidiaries increased $2.5 million, or 22%, from 2009 to 2010. Mobile communications product sales originating from the Americas increased $3.9 million, or 15%, from 2009 to 2010.

Service sales increased in 2010 by $6.3 million, or 46%, to $20.2 million from $13.9 million in 2009. The primary reason for the increase was a $6.6 million increase in airtime sales for our mini-VSAT Broadband service. Also contributing to the increase was an increase in contracted engineering revenue of $0.6 million primarily related to FOG and TACNAV products. Offsetting this increase was a decline of $0.9 million in service repair sales, primarily related to a decline in guidance and stabilization TACNAV product refurbishment and repair programs.

Costs of Sales

Our costs of product sales consist primarily of direct labor, materials and manufacturing overhead used to produce our products. Costs of product sales in 2010 increased by $4.8 million, or 10%, to $51.3 million from $46.6 million in 2009. The primary reason for the increase was the increase in unit sales of FOG products. Also contributing to the increase was an increase in unit sales of marine and land mobile communications products, and to a lesser extent, an increase in unit sales of our satellite television antenna used on narrowbody commercial aircraft. Partially offsetting this increase was a $1.1 million decrease in our inventory reserve costs as a result of a 2009 charge in the amount of $1.3 million primarily related to certain military components and product obsolescence due to the introduction of new mobile communications products during 2009.

Our costs of service sales consist primarily of satellite service capacity, direct network service labor, service network overhead and depreciation expense associated with our mini-VSAT Broadband network infrastructure, Inmarsat service costs, service material and direct labor associated with non-warranty product repairs, as well as engineering and related direct costs associated with customer-funded research and development. Costs of service sales increased by $5.9 million, or 58%, to $16.1 million in 2010 from $10.2 million in 2009. The primary reason for the increase was a $5.4 million increase in airtime costs of sales for our mini-VSAT Broadband service. Also contributing to the increase was a $0.5 million increase in costs related to contracted engineering service sales.

Gross margin from product sales increased in 2010 to 44% from 38% in 2009. The primary reason for the increase in gross margin was a 28% increase in our relatively higher margin guidance and stabilization product sales and a 17% increase in our mobile communications product sales, resulting in improved utilization of production capacity for fiber optic gyros and mobile communications products. Also contributing to the gross margin improvement was a $1.1 million decrease in our inventory reserve costs.

Gross margin from service sales decreased in 2010 to 20% from 26% in 2009. The deterioration in our gross margin from service sales was primarily attributable to increased costs related to the build out and operations of the network and support infrastructure for our mini-VSAT Broadband service. Although we are near completion of the deployment of our mini-VSAT Broadband service, we expect to continue to see cost increases as some new coverage regions come online.

Operating Expenses

Sales, marketing and support expense consists primarily of salaries and related expenses for sales and marketing personnel, commissions for both in-house and third-party representatives, other sales and marketing support costs such as advertising, literature and promotional materials, product service personnel and support costs, warranty-related costs and bad debt expense. Sales, marketing and support expense also includes the operating expenses of our wholly owned subsidiaries in Denmark and Singapore. Sales, marketing and support expense in 2010 increased by $2.2 million, or 13%, to $18.5 million from $16.3 million in 2009. The primary reason for the increase in 2010 was a $1.0 million increase in U.S. based employee compensation for sales, marketing and support, primarily in connection with the global expansion of our mini-VSAT Broadband satellite communication service as well as an increase in stock compensation expense and accrued performance based incentive compensation. Also contributing to the increase was a $0.5 million increase in facility expenditures allocated to the sales and marketing department, a $0.4 million increase in commission expense primarily as a result of the increase in mini-VSAT Broadband service sales discussed above and a $0.8 million increase in sales, marketing and support expense of our foreign subsidiaries, of which $0.4 million relates to our Singaporean and Norwegian subsidiaries, that were incorporated or acquired during 2010. Partially offsetting the increase was a $0.5 million decrease in bad debt expense, as well as a decrease in warranty expense of $0.2 million. As a percentage of sales, sales, marketing and support expense decreased in 2010 to 17% from 18% in 2009.

Research and development expense consists of direct labor, materials, external consultants and related overhead costs that support our internally funded product development and product sustaining engineering activities. All research and development costs are expensed as incurred, excluding the aviation antenna development costs related to the development project for LiveTV, which are capitalized, as we have a contractual right to recover such costs (see note 14 to the consolidated financial statements). Research and development expense in 2010 increased by $1.9 million, or 22%, to $10.7 million from $8.8 million in 2009. The primary reason for the increase in 2010 expense was the core completion of the development project for the satellite television antenna to be used on narrowbody commercial aircraft. The project was substantially complete in the second quarter of 2009 and resulted in a $1.4 million decrease in the capitalization of aviation antenna development costs during 2010 versus 2009 and a corresponding increase in research and development expense. Also contributing to the increase was an increase in engineering related employee compensation, material costs and consulting, primarily in connection with the general increase in development of products for all markets, as well as a $0.2 million increase in research and development expense associated with the acquisition of Virtek Communication in September 2010. As a percentage of sales, research and development expense was 10% in 2010, which was consistent with 2009.

General and administrative expense consists of costs attributable to management, finance and accounting, information technology, human resources, certain outside professional services and other administrative costs. General and administrative expense in 2010 increased by $2.3 million, or 29%, to $10.1 million from $7.8 million in 2009. The primary reason for the expense increase in 2010 was a $1.2 million increase in general and administrative U.S. based employee compensation, primarily as a result of an increase in general and administrative staffing as well as an increase in stock compensation expense and accrued performance based incentive compensation. Also contributing to the increase was $0.6 million in transaction costs associated with the September 2010 acquisition of Virtek Communication, as well as $0.3 million in general and administrative expense incurred by Virtek Communication. In addition, legal and insurance expense increased by $0.2 million in connection with the global expansion of our mini-VSAT Broadband satellite communication service, and property taxes increased by $0.1 million primarily due to the purchase of our facility in Tinley Park, Illinois in September 2010. As a percentage of sales, general and administrative expense was 9% in 2010, which was consistent with 2009.

Interest Income and Other Expense

Interest income and other expense decreased by $0.1 million to $0.1 million in 2010 from $0.2 million in 2009. The primary reason for the decrease was a $0.1 million increase in interest expense associated with two interest rate swap agreements entered into in April 2010.

Income Tax Benefit

The income tax benefit increased by $2.4 million to $2.6 million in 2010 from $0.3 million in 2009. The primary reason for the increase in 2010 was a tax benefit in the amount of $3.3 million recognized as a result of the reversal of a substantial portion of the U.S. deferred tax asset valuation allowance during 2010. During 2010, based upon an evaluation of the positive and negative evidence, we concluded that $3.3 million of the deferred tax asset valuation allowance was no longer required. As part of our analysis, we considered all available positive and negative evidence, including our past operating results, the existence of cumulative income in the most recent fiscal years, changes in the business in which we operate and our forecast of future taxable income. After considering these factors, we concluded that it is more likely than not that we will be able to realize a $3.3 million reversal of the valuation allowance. Partially offsetting the income tax benefit was income tax expense associated with our $5.7 million pre-tax income in 2010 versus a $0.4 million pre-tax loss in 2009.

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

Costs of Sales

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

Research and development expense in 2009 increased by $1.2 million, or 15%, to $8.8 million from $7.7 million in 2008. As a percentage of sales, research and development expense increased in 2009 to 10% from 9% in 2008. The primary reason for the increase in 2009 expense was the core completion of the development project for the DIRECTV-compatible satellite television antenna sold to LiveTV to be used on narrowbody commercial aircraft. The project was substantially complete in the second quarter of 2009 and resulted in a $1.4 million decrease in the capitalization of aviation antenna development costs associated with engineering labor and overhead (see note 14 to the consolidated financial statements) year-over-year and a corresponding increase in research and development expense.

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

Liquidity and Capital Resources

We have historically funded our operations primarily from cash flows from operations, net proceeds from public and private equity offerings, bank financings and proceeds received from exercises of stock options. As of December 31, 2010, we had $37.3 million in cash, cash equivalents and marketable securities and $60.6 million in working capital.

Net cash provided by operations for 2010 was $9.6 million as compared to net cash provided by operations of $0.9 million for 2009. The increase is primarily due to an $8.4 million increase in net income as well as a $3.6 million reduction in cash outflows related to accounts payable and accrued expenses and a $2.9 million reduction in cash outflows for other non-current assets. Partially offsetting this increase was an increase in cash outflows of $3.3 million due to increased inventory levels, a $0.5 decrease in cash inflows related to other long-term liabilities and a $0.6 million increase in cash outflows related to deferred revenue.

Net cash used in investing activities for 2010 was $12.1 million as compared to net cash used in investing activities of $3.0 million for 2009. The increase is primarily due to the $6.4 million in net cash paid for the acquisition of Virtek Communication. Also contributing to the increase in cash outflows was a $5.8 million increase in our capital expenditures, primarily due to the purchase of the land and building in our Tinley Park, Illinois location for approximately $4.3 million as well as the global expansion of our mini-VSAT Broadband satellite communication products and service. This increase in cash outflows was partially offset by a $3.2 million decrease in our net investment in marketable securities.

Net cash provided by financing activities for 2010 was $3.8 million as compared to net cash provided by financing activities of $2.9 million for 2009. The increase is primarily due to a $2.8 million increase in proceeds from exercises of stock options and purchases of shares under our employee stock purchase plan. Also contributing to the increase in net cash provided by financing activities was a $0.6 million decrease in repurchases of common stock. Partially offsetting the increase in cash provided by financing activities was a decrease of $2.0 million in net cash provided by our mortgage refinancing activities in the first two quarters of 2009, when we made a $2.0 million balloon repayment on our former mortgage loan and took out a new $4.0 million mortgage loan on our headquarters facility. Further offsetting the increase in cash provided by financing activities was a $0.4 million increase in payments of employee restricted stock tax withholdings.

On April 6, 2009, we entered into a mortgage loan in the amount of $4.0 million related to our headquarters facility in Middletown, Rhode Island. The loan term is 10 years, with a principal amortization of 20 years, and the interest rate will be a rate per year adjusted periodically based on a defined interest period equal to the BBA LIBOR Rate plus 2.25 percentage points. Land, building and improvements with a carrying value of $5.0 million as of December 31, 2010 secure the mortgage loan. The monthly mortgage payment is approximately $9,400 plus interest and increases in increments of approximately $600 each year throughout the life of the mortgage. Due to the difference in the term of the loan and amortization of the principal, a balloon payment of $2.6 million is due on April 1, 2019. The loan contains one financial covenant, a Fixed Charge Coverage Ratio, which applies in the event that our consolidated cash, cash equivalents and marketable securities balance falls below $25.0 million at any time. As our consolidated cash, cash equivalents and marketable securities balance was above $25.0 million throughout 2010, the Fixed Charge Coverage Ratio did not apply. Under the mortgage loan we may prepay our outstanding loan balance subject to certain early termination charges as defined in the mortgage loan agreement. If we were to default on our mortgage loan, the land, building and improvements would be used as collateral. As discussed in note 17 to the consolidated financial statements, effective April 1, 2010, in order to reduce the volatility of cash outflows that arise from changes in interest rates, we entered into two interest rate swap agreements that are intended to hedge our mortgage interest obligations by fixing the interest rates specified in the mortgage loan to 5.91% for half of the principal amount outstanding and 6.07% for the remaining half of the principal amount outstanding as of April 1, 2010 until the mortgage loan expires on April 16, 2019.

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

Currently, we have a revolving loan agreement with a bank that provides for a maximum available credit of $15.0 million and will expire on December 31, 2011. We pay interest on any outstanding amounts at a rate equal to, at our option, BBA LIBOR Daily Floating Rate plus 1.75%, or the Eurodollar Rate plus 1.75%. The line of credit contains two financial covenants, a Leverage Ratio and a Fixed Charge Coverage Ratio, that apply in the event that our consolidated cash, cash equivalents and marketable securities balance falls below $25.0 million at any time. As our consolidated cash, cash equivalents and marketable securities balance was above $25.0 million throughout 2010, the Leverage Ratio and Fixed Charge Coverage Ratio did not apply. We may terminate the loan agreement prior to its full term without penalty, provided we give 30 days advance written notice to the bank. As of December 31, 2010, no borrowings were outstanding under the facility.

On November 26, 2008, our Board of Directors authorized a program to repurchase up to one million shares of our common stock. The share repurchase program is funded using our existing cash, cash equivalents, marketable securities and future cash flows. As of December 31, 2010, there were 798,676 shares that may yet be purchased under this program. We did not repurchase any shares of our common stock during 2010 under the program.

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

Contractual Obligations and Other Commercial Commitments

As of December 31, 2010, our contractual commitments consisted of satellite service capacity, equipment and facility leases, near-term purchase commitments, and a mortgage note payable. Our purchase commitments include unconditional purchase orders for inventory, manufacturing materials and fixed assets extending out over various periods throughout 2011. We are also obligated under multi-year facility leases and satellite service capacity leases that terminate at various times between 2011 and 2016.

The following table summarizes our obligations under these commitments, excluding interest, at December 31, 2010:

	Payment Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Satellite service capacity and equipment lease obligations	$29,852	$7,579	$14,482	$7,634	$157
Inventory purchase commitments	23,015	23,015	—	—	—
Mortgage note payable	3,807	124	269	300	3,114
Facility lease obligations	873	449	371	53	—

Total	$57,547	$31,167	$15,122	$7,987	$3,271

We did not have any off-balance sheet commitments, guarantees or standby repurchase obligations as of December 31, 2010.

Recent Accounting Pronouncements

See note 1 of our accompanying audited consolidated financial statements for a description of recent accounting pronouncements including the dates (or expected dates) of adoption and effects (or expected effects) on our results of operations.

ITEM 7A.	Quantitative and Qualitative Disclosure About Market Risk

Our primary market risk exposure is in the area of foreign currency exchange risk. We are exposed to currency exchange rate fluctuations related to our subsidiary operations in Brazil, Denmark, Norway and Singapore. Certain transactions in these locations are made in the local currency, yet are reported in the U.S. dollar, the functional currency. For foreign currency exposures existing at December 31, 2010, a 10% unfavorable movement in the foreign exchange rates for our subsidiary locations would not expose us to material losses in earnings or cash flows.

From time to time, we purchase foreign currency forward contracts generally having durations of no more than five months. These forward contracts are intended to offset the impact of exchange rate fluctuations on cash flows of our foreign subsidiaries. Foreign exchange contracts are accounted for as cash flow hedges and are recorded on the balance sheet at fair value until executed. Changes in the fair value are recognized in earnings. We did not enter into any such contracts during 2010.

The primary objective of our investment activities is to preserve principal and maintain liquidity, while at the same time maximize income. We have not entered into any instruments for trading purposes. Some of the securities that we invest in may have market risk. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities that can include United States treasuries, certificates of deposit, investment grade asset-backed corporate securities, money market mutual funds and government agency and non-government debt securities. As of December 31, 2010, a hypothetical 100 basis-

point increase in interest rates would result in an immaterial decrease in the fair value of our investments that have maturities of greater than one year. Due to the conservative nature of our investments and the relatively short duration of their maturities, we believe interest rate risk is substantially mitigated. As of December 31 2010, 65% of the $30.1 million classified as available-for-sale marketable securities will mature or reset within one year. Accordingly, long-term interest rate risk is not considered material. We do not invest in any financial instruments denominated in foreign currencies as of December 31, 2010.

To the extent that we borrow against our variable-rate credit facility, we will be subject to interest rate risk. There were no borrowings outstanding at December 31, 2010.

As previously discussed in note 17 to the consolidated financial statements, effective April 1, 2010, in order to reduce the volatility of cash outflows that arise from changes in interest rates, we entered into two interest rate swap agreements. These interest rate swap agreements are intended to hedge our mortgage loan related to our headquarters facility in Middletown, Rhode Island by fixing the interest rates specified in the mortgage loan to 5.91% for half of the principal amount outstanding and 6.07% for the remaining half of the principal amount outstanding as of April 1, 2010 until the mortgage loan expires on April 16, 2019.

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

Under the supervision and with the participation of our CEO and CFO, our management has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2010.

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

Under the supervision and with the participation of our CEO and CFO, our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2010 and concluded that it is effective.

Our independent registered public accounting firm, KPMG LLP, has issued an audit report regarding the effectiveness of our internal control over financial reporting as of December 31, 2010, and that report is included below.

Evaluation of Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of our CEO and CFO, our management has evaluated changes in our internal control over financial reporting that occurred during the fourth quarter of 2010. Based on that evaluation, our CEO and CFO did not identify any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None.

PART III

We have omitted the information required in Part III of this annual report because we intend to include that information in our definitive proxy statement for our 2011 annual meeting of stockholders, which we expect to file before 120 days after the end of fiscal 2010. We incorporate the information required in Part III of this annual report by reference to our 2011 proxy statement.

ITEM 10.	Directors, Executive Officers and Corporate Governance

Except as set forth below, the information required by this item is incorporated by reference to our 2011 proxy statement.

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

ITEM 11.	Executive Compensation

The information required by this item is incorporated by reference to our 2011 proxy statement.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to our 2011 proxy statement.

ITEM 13.	Certain Relationships and Related Transactions and Director Independence

The information required by this item is incorporated by reference to our 2011 proxy statement.

ITEM 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference to our 2011 proxy statement.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

3.	Exhibits

Exhibit No.	Description	Filed with this Form 10-K	Incorporated by Reference
			Form	Filing Date	Exhibit No.
3.1	Amended and Restated Certificate of Incorporation, as amended		10-Q	August 6, 2010	3.1
3.2	Amended, Restated and Corrected Bylaws of KVH Industries, Inc.		8-K	July 31, 2007	3
4.1	Specimen certificate for the common stock		S-1/A	March 22, 1996	4.1
*10.1	Amended and Restated 1996 Incentive and Nonqualified Stock Option Plan		8-K	July 31, 2007	10.3
*10.2	Amended and Restated 1996 Employee Stock Purchase Plan		8-K	June 2, 2010	10.2
*10.3	Second Amended and Restated 2003 Incentive and Nonqualified Stock Option Plan		10-Q	May 6, 2009	10.21
*10.4	Third Amended and Restated 2006 Stock Incentive Plan		8-K	June 2, 2010	10.1
*10.5	Form of Nonqualified Stock Option agreement granted under the Second Amended and Restated 2003 Incentive and Nonqualified Stock Option Plan		10-K	March 15, 2005	10.14
*10.6	Form of Incentive Stock Option agreement granted under the Second Amended and Restated 2003 Incentive and Nonqualified Stock Option Plan		10-K	March 15, 2005	10.15
*10.7	Form of Incentive Stock Option agreement granted under the Third Amended and Restated 2006 Stock Incentive Plan		8-K	August 28, 2006	10.1
*10.8	Form of Non-Statutory Stock Option agreement granted under the Third Amended and Restated 2006 Stock Incentive Plan		8-K	August 28, 2006	10.2
*10.9	Form of Restricted Stock Agreement granted under the Third Amended and Restated 2006 Stock Incentive Plan		8-K	August 16, 2007	10.1
*10.10	Policy Regarding Automatic Grants to Non-Employee Directors		10-Q	May 6, 2009	10.23
10.11	Amended and Restated Credit and Security Agreement dated July 17, 2003 with Fleet Capital Corporation		8-K	July 18, 2003	99.1
10.12	Assignment and Assumption and Amendment and Note Modification Agreement, dated July 17, 2006 by and among KVH Industries, Inc., Banc of America Leasing & Capital, LLC (successor-by-merger to Fleet Capital Corporation) (“assignor”), and Bank of America, N.A. (successor-by-merger to Fleet National Bank) (“assignee”)		8-K	July 20, 2006	10.1
10.13	Second Amendment and Note Modification Agreement, dated December 28, 2006 by and among KVH Industries, Inc., and Bank of America, N.A.		8-K	January 3, 2007	10.1

Exhibit No.	Description	Filed with this Form 10-K	Incorporated by Reference
			Form	Filing Date	Exhibit No.
10.14	Third Amendment and Note Modification Agreement, dated August 20, 2007 by and among KVH Industries, Inc., and Bank of America, N.A.		10-K	March 8, 2010
10.15	Fourth Amendment and Note Modification Agreement, dated December 31, 2008 by and among KVH Industries, Inc., and Bank of America, N.A.		8-K	January 2, 2009	10.1
10.16	Loan Agreement dated April 6, 2009 by and among KVH Industries, Inc., and Bank of America, N.A.		8-K	April 8, 2009	10.1
10.17	Purchase and Sale Agreement by and between Jefferson-Pilot Investments, Inc., and KVH Industries, Inc.		10-Q	August 6, 2010	10.3
21.1	List of Subsidiaries	X
23.1	Consent of KPMG LLP	X
31.1	Rule 13a-14(a)/15d-14(a) certification of principal executive officer	X
31.2	Rule 13a-14(a)/15d-14(a) certification of principal financial officer	X
32.1	Rule 1350 certification	X

*	Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KVH Industries, Inc.

Date: March 14, 2011	By:	/S/ MARTIN A. KITS VAN HEYNINGEN
Martin A. Kits van Heyningen President, Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Name	Title	Date

/S/ MARTIN A. KITS VAN HEYNINGEN Martin A. Kits van Heyningen	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 14, 2011

/S/ PATRICK J. SPRATT Patrick J. Spratt	Chief Financial and Accounting Officer (Principal Financial and Accounting Officer)	March 14, 2011

/S/ ROBERT W.B. KITS VAN HEYNINGEN Robert W.B. Kits van Heyningen	Director	March 14, 2011

/S/ MARK S. AIN Mark S. Ain	Director	March 14, 2011

/S/ STANLEY K. HONEY Stanley K. Honey	Director	March 14, 2011

/S/ BRUCE J. RYAN Bruce J. Ryan	Director	March 14, 2011

/S/ CHARLES R. TRIMBLE Charles R. Trimble	Director	March 14, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

KVH Industries, Inc.:

We have audited the accompanying consolidated balance sheets of KVH Industries, Inc. and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and accumulated other comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2010. We also have audited the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/S/ KPMG LLP
Providence, Rhode Island March 14, 2011

KVH INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$7,241,188	$5,870,771
Marketable securities	30,065,581	35,433,491
Accounts receivable, net of allowance for doubtful accounts of $592,458 as of December 31, 2010 and $843,852 as of December 31, 2009	18,769,709	15,802,796
Inventories	14,765,210	13,386,981
Prepaid expenses and other assets	2,734,058	1,615,022
Deferred income taxes	944,489	17,356

Total current assets	74,520,235	72,126,417

Property and equipment, less accumulated depreciation of $23,518,164 as of December 31, 2010 and $21,502,669 as of December 31, 2009	23,044,116	15,777,154
Intangible assets, less accumulated amortization of $101,222 as of December 31, 2010	2,271,458	—
Goodwill	4,517,103	—
Other non-current assets	5,863,093	6,508,767
Deferred income taxes	4,981,949	3,333,794

Total assets	$115,197,954	$97,746,132

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,922,089	$3,611,037
Accrued compensation and employee-related expenses	4,414,911	3,576,475
Accrued other	3,278,456	1,667,415
Accrued product warranty costs	886,558	1,084,302
Accrued professional fees	312,081	418,822
Deferred revenue	1,011,265	960,996
Current portion of long-term debt	123,870	117,256

Total current liabilities	13,949,230	11,436,303

Other long-term liabilities	1,262,524	902,113
Long-term debt excluding current portion	3,683,536	3,807,406

Total liabilities	18,895,290	16,145,822

Commitments and contingencies (notes 1, 5, 6 and 18)
Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 1,000,000 shares; none issued	—	—
Common stock, $0.01 par value. Authorized 30,000,000 shares, 15,890,083 and 15,355,602 shares issued; 14,688,759 and 14,154,278 shares outstanding at December 31, 2010 and December 31, 2009, respectively	158,989	153,644
Additional paid-in capital	102,727,761	96,274,199
Accumulated earnings (deficit)	2,867,216	(5,405,996)
Accumulated other comprehensive income	19,817	49,582

	105,773,783	91,071,429
Less: treasury stock at cost, common stock, 1,201,324 shares as of December 31, 2010 and December 31, 2009	(9,471,119)	(9,471,119)

Total stockholders’ equity	96,302,664	81,600,310

Total liabilities and stockholders’ equity	$115,197,954	$97,746,132

See accompanying Notes to Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2010	2009	2008
Sales:
Product	$92,058,745	$75,191,081	$69,940,726
Service	20,184,049	13,868,768	12,462,991

Net sales	112,242,794	89,059,849	82,403,717
Costs and expenses:
Costs of product sales	51,347,555	46,551,735	42,552,375
Costs of service sales	16,086,394	10,198,161	6,130,049
Research and development	10,714,889	8,805,350	7,654,610
Sales, marketing and support	18,470,019	16,316,115	16,161,515
General and administrative	10,083,851	7,832,124	7,034,964

Total costs and expenses	106,702,708	89,703,485	79,533,513

Income (loss) from operations	5,540,086	(643,636)	2,870,204
Interest income	301,352	358,135	1,220,455
Interest expense	204,076	88,485	153,426
Other income (expense)	23,448	(19,764)	(231,185)

Income (loss) before income taxes	5,660,810	(393,750)	3,706,048
Income tax (benefit) expense	(2,612,402)	(260,575)	647,721

Net income (loss)	$8,273,212	$(133,175)	$3,058,327

Per share information:
Net income (loss) per share, basic	$0.57	$(0.01)	$0.21

Net income (loss) per share, diluted	$0.56	$(0.01)	$0.21

Number of shares used in per share calculation:
Basic	14,419,599	13,996,363	14,372,626

Diluted	14,850,325	13,996,363	14,376,537

See accompanying Notes to Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

	Common Stock		Additional Paid-in Capital	Accumulated (Deficit) Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
Balances at January 1, 2008	14,829,528	$150,705	$91,124,130	$(8,331,148)	$(366)	$(2,172,903)	$80,770,418

Comprehensive income:
Net income	—	—	—	3,058,327	—	—	3,058,327
Unrealized gain on marketable securities	—	—	—	—	129,658	—	129,658

Comprehensive income	—	—	—	—	—	—	3,187,985
Stock-based compensation	—	—	1,540,268	—	—	—	1,540,268
Common stock issued under benefit plan	40,511	405	251,130	—	—	—	251,535
Acquisition of treasury stock	(837,280)	—	—	—	—	(6,697,345)	(6,697,345)
Exercise of stock options, vesting of restricted stock awards	16,288	163	16,168	—	—	—	16,331

Balances at December 31, 2008	14,049,047	$151,273	$92,931,696	$(5,272,821)	$129,292	$(8,870,248)	$79,069,192

Comprehensive income:
Net loss	—	—	—	(133,175)	—	—	(133,175)
Unrealized loss on marketable securities	—	—	—	—	(79,710)	—	(79,710)

Comprehensive loss	—	—	—	—	—	—	(212,885)
Stock-based compensation	—	—	1,734,042	—	—	—	1,734,042
Registration fees	—	—	(4,356)	—	—	—	(4,356)
Common stock issued under benefit plan	37,011	370	238,204	—	—	—	238,574
Acquisition of treasury stock	(123,044)	—	—	—	—	(600,871)	(600,871)
Payment of restricted stock withholdings	(8,790)	—	(46,938)	—	—	—	(46,938)
Exercise of stock options, vesting of restricted stock awards	200,054	2,001	1,421,551	—	—	—	1,423,552

Balances at December 31, 2009	14,154,278	$153,644	$96,274,199	$(5,405,996)	$49,582	$(9,471,119)	$81,600,310

Comprehensive income:
Net income	—	—	—	8,273,212	—	—	8,273,212
Currency translation adjustment	—	—	—	—	260,256	—	260,256
Unrealized loss on interest rate swaps	—	—	—	—	(242,880)	—	(242,880)
Unrealized loss on marketable securities	—	—	—	—	(47,141)	—	(47,141)

Comprehensive income	—	—	—	—	—	—	8,243,447
Stock-based compensation	—	—	2,522,737	—	—	—	2,522,737
Registration fees	—	—	(6,962)	—	—	—	(6,962)
Tax benefit from exercise of stock options	—	—	478,947	—	—	—	478,947
Common stock issued under benefit plan	21,654	217	259,767	—	—	—	259,984
Payment of restricted stock withholdings	(37,726)	(377)	(480,409)	—	—	—	(480,786)
Exercise of stock options, vesting of restricted stock awards	550,553	5,505	3,679,482	—	—	—	3,684,987

Balances at December 31, 2010	14,688,759	$158,989	$102,727,761	$2,867,216	$19,817	$(9,471,119)	$96,302,664

See accompanying Notes to Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net income (loss)	$8,273,212	$(133,175)	$3,058,327
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,845,016	2,653,578	2,215,436
Deferred income taxes	(3,133,858)	14,773	(14,864)
Provision for doubtful accounts	280,578	831,334	260,029
Gain on sale of fixed assets	—	(10,278)	(3,051)
Loss on foreign currency forward exchange contracts	—	—	231,162
Loss on interest rate swaps	102,572	—	—
Compensation expense related to awards and employee stock purchase plan	2,523,799	1,734,042	1,546,296
Changes in operating assets and liabilities, excluding the effects of acquisition:
Accounts receivable	(2,660,238)	(2,674,255)	(1,393,459)
Inventories	(1,215,185)	2,097,230	(6,170,829)
Prepaid expenses and other assets	(1,078,556)	(840,191)	224,941
Other non-current assets	645,674	(2,282,269)	(4,190,242)
Accounts payable	178,539	(1,876,618)	1,903,662
Deferred revenue	(43,713)	595,303	67,821
Accrued expenses	1,499,612	(61,837)	1,237,380
Other long-term liabilities	360,411	902,113	—

Net cash provided by (used in) operating activities	9,577,863	949,750	(1,027,391)

Cash flows from investing activities:
Capital expenditures	(11,010,756)	(5,163,026)	(3,219,888)
Proceeds from the sale of fixed assets	—	29,025	27,446
Net cash paid for business acquired	(6,365,518)	—	—
Purchases of marketable securities	(87,886,677)	(35,026,808)	(30,190,048)
Maturities and sales of marketable securities	93,207,446	37,194,077	33,659,852

Net cash (used in) provided by investing activities	(12,055,505)	(2,966,732)	277,362

Cash flows from financing activities:
Repayments of mortgage loan	(117,256)	(2,101,494)	(132,210)
Borrowings from mortgage loan	—	4,000,000	—
Proceeds from stock options exercised and employee stock purchase plan	4,423,918	1,662,126	274,563
Payment of employee restricted stock withholdings	(480,786)	(46,938)	—
Payment of stock registration fees	(6,962)	(4,356)	—
Repurchase of common stock	—	(600,871)	(6,697,345)

Net cash provided by (used in) financing activities	3,818,914	2,908,467	(6,554,992)

Effect on exchange rate changes on cash and cash equivalents	29,145	—	—
Net increase (decrease) in cash and cash equivalents	1,370,417	891,485	(7,305,021)

Cash and cash equivalents at beginning of year	5,870,771	4,979,286	12,284,307

Cash and cash equivalents at end of year	$7,241,188	$5,870,771	$4,979,286

Supplemental disclosure of cash flow information:
Cash paid for interest	$189,931	$81,767	$146,897

Cash paid for income taxes	$881,025	$480,957	$415,892

Supplemental disclosure of noncash investing activity:
Write-off of fully depreciated fixed assets	$48,972	$5,369	$128,325

Supplemental disclosure of noncash financing activity:
Employee stock purchase plan activity	$1,062	$6,230	$6,028

See accompanying Notes to Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

(in thousands except share and per share amounts)

(1)	Summary of Significant Accounting Policies

(a)	Description of Business

KVH Industries, Inc. (the Company or KVH) develops, manufactures and markets mobile communications products for the marine, land mobile and aeronautical markets, and navigation, guidance and stabilization products for both the defense and commercial markets.

KVH’s mobile communications products enable customers to receive voice and Internet services, and live digital television via satellite services in marine vessels, recreational vehicles and automobiles as well as live digital television on commercial airplanes while in motion. KVH sells its mobile communications products through an extensive international network of retailers, distributors and dealers. KVH also leases products directly to end users.

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

KVH’s mobile communications service sales include sales earned from satellite voice and Internet airtime services, engineering services provided under development contracts, sales from product repairs, certain DIRECTV and DISH Network account subsidies and referral fees earned in conjunction with the sale of its products and extended warranty sales. KVH provides, for monthly fixed and usage fees, satellite connectivity sales from broadband Internet, data and Voice over Internet Protocol (VoIP) service to its TracPhone V7 customers. KVH also earns monthly usage fees for third-party satellite connectivity for voice, data and Internet services to its Inmarsat TracPhone customers who choose to activate their subscriptions with KVH. Under current DIRECTV and DISH Network programs, KVH is eligible to receive a one-time subsidy for each DIRECTV receiver activated for service and a new mobile account activation fee from DIRECTV and DISH Network for each customer who activates their DIRECTV or DISH Network service directly through KVH.

KVH’s guidance and stabilization service sales include product repairs, engineering services provided under development contracts and extended warranty sales.

(b)	Principles of Consolidation

The accompanying consolidated financial statements of KVH Industries, Inc. and its wholly owned subsidiaries, KVH Europe A/S, KVH Industries Asia Pte. Ltd., KVH South America Comunicacao Por Satelite Ltda. and Virtek Communication (collectively, KVH or the Company), have been prepared in accordance with accounting principles generally accepted in the United States of America. The Company has evaluated all subsequent events through the date of this filing. Given that KVH Europe A/S, KVH Industries Asia Pte. Ltd. and KVH South America Comunicacao Por Satelite Ltda. operate as the Company’s European, Asian and Brazilian international distributors, all of their operating expenses are reflected within sales, marketing and support within the accompanying consolidated statements of operations. Virtek Communication AS, a subsidiary of KVH Europe A/S that was purchased in September 2010, develops and distributes middleware software solutions known as CommBox™ technology, which will be integrated into the Company’s satellite communications

KVH INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010, 2009 and 2008

(in thousands except share and per share amounts)

(1)	Summary of Significant Accounting Policies—(continued)

products and services. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform with the current year presentation.

(c)	Significant Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of sales and expenses during the reporting periods. Significant estimates and assumptions by management affect the Company’s revenue recognition, valuation of accounts receivable, valuation of inventory, assumptions used to determine fair value of goodwill and intangible assets, deferred tax assets and related valuation allowance, stock-based compensation, certain accrued expenses and accounting for contingencies.

Although the Company regularly assesses these estimates, actual results could differ materially from these estimates. Changes in estimates are recorded in the period in which they become known. The Company bases its estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances.

(d)	Concentration of Credit Risk and Single Source Suppliers

Cash, cash equivalents and marketable securities. The Company is potentially subject to financial instrument concentration of credit risk through its cash, cash equivalent and marketable securities investments. To mitigate these risks the Company maintains cash, cash equivalents and marketable securities with reputable and nationally recognized financial institutions. As of December 31, 2010, $30,066 classified as marketable securities was held by Wells Fargo and substantially all of the cash and cash equivalents were held by Bank of America, N.A. See note 2 for a description of marketable securities.

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

	2010	2009	2008
Beginning balance	$844	$333	$256
Additions charged to expense	281	831	260
Deductions (write-offs/recoveries) from reserve	(533)	(320)	(183)

Ending balance	$592	$844	$333

KVH INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010, 2009 and 2008

(in thousands except share and per share amounts)

(1)	Summary of Significant Accounting Policies—(continued)

Certain components from third parties used in the Company’s products are procured from single sources of supply. The failure of a supplier, including a subcontractor, to deliver on schedule could delay or interrupt the Company’s delivery of products and thereby materially adversely affect the Company’s revenues and operating results.

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

Lease financing. Lease financing consists of sales-type leases primarily of the TracPhone V7. The Company records the leases at a price typically equivalent to normal selling price and in excess of the cost or carrying amount. Upon delivery, the Company records the present value of all payments under these leases as revenues, and the related costs of the product are charged to cost of sales. Interest income is recognized throughout the lease term (typically 3 years) using an implicit interest rate. Through December 31, 2010, lease sales have not been a significant portion of the Company’s total sales.

KVH INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010, 2009 and 2008

(in thousands except share and per share amounts)

(1)	Summary of Significant Accounting Policies—(continued)

Contracted service sales. Customer and government-agency contracted engineering service and grant sales under development contracts are recognized during the period in which the Company performs the service or development efforts in accordance with the agreement. Services performed under these types of contracts include engineering studies, surveys, prototype development and program management. Performance is determined principally by comparing the accumulated costs incurred to date with management’s estimate of the total cost to complete the contracted work. Costs and recognized proportionate income not yet billed are recognized within the accompanying consolidated balance sheets in the caption “prepaid expenses and other assets.”

Sales related to customer contracts that call for standard product modification or enhancement are recognized upon the complete delivery and title transfer of all customer-approved products. Costs of contracts in progress are accumulated within the accompanying consolidated balance sheets in the caption “prepaid expenses and other assets” and relieved upon product delivery or when billed.

Revisions to costs and income estimates are reflected in the period in which the facts that require revision become known. Any advance payments arising from such extended-term development contracts are recorded as deposits. If, in any period, estimated total costs under a contract indicate an expected loss, then such loss is provided for in that period. Through December 31, 2010, contracted service revenue has not been a significant portion of the Company’s total sales.

Product service sales. Product service sales other than under development contracts are recognized when completed services are provided to the customer and collectability is reasonably assured. The Company establishes reserves for potential sales returns, credit and allowances, and evaluates, on a monthly basis, the adequacy of those reserves based upon historical experience and its expectations for the future. Through December 31, 2010, product service sales have not been a significant portion of the Company’s total sales.

DIRECTV and DISH Network subsidies and commissions. One-time subsidies and new mobile account activation fees from DIRECTV or DISH Network for customers who activate their DIRECTV or DISH Network service directly through KVH are recognized in the month of activation. The Company establishes reserves for potential credits for early customer cancellations, on a quarterly basis. The adequacy of those reserves is based upon historical experience. Through December 31, 2010, such payments from DIRECTV and DISH Network have not been a significant portion of the Company’s total sales.

Extended warranty sales. The Company sells extended warranty contracts on mobile communications and guidance and stabilization products. Sales under these contracts are recognized ratably over the contract term. Through December 31, 2010, warranty sales have not been a significant portion of the Company’s total sales.

(f)	Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, which include cash equivalents, marketable securities, investments, accounts receivable, accounts payable and accrued expenses approximate their fair values due to the short maturity of these instruments. The carrying amount of the Company’s mortgage loan approximates fair value based on currently available quoted rates of similarly structured mortgage facilities. See note 2 for more information on the fair value of the Company’s marketable securities.

KVH INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010, 2009 and 2008

(in thousands except share and per share amounts)

(1)	Summary of Significant Accounting Policies—(continued)

(g)	Cash, Cash Equivalents and Marketable Securities

In accordance with the Company’s investment policy, cash in excess of operational needs is invested in money market funds, United States treasuries, investment grade asset-backed corporate securities, certificates of deposit and government and non-government debt securities, which are reflected within marketable securities in the accompanying consolidated balance sheets. The Company considers all highly liquid investments, not included within marketable securities, with an original maturity of ninety days or less, as of the date of purchase, to be cash equivalents. The Company determines the appropriate classification of marketable securities at each balance sheet date. As of December 31, 2010 and 2009, all of the Company’s marketable securities have been designated as available-for-sale and are carried at their fair value with unrealized gains and losses included in accumulated other comprehensive income in the accompanying consolidated balance sheets.

The Company reviews investments in debt securities for other than temporary impairment whenever the fair value of an investment is less than amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time. To determine whether an impairment is other-than-temporary, the Company considers whether it intends to sell the security, whether it expects to recover the credit loss, and if it is more likely than not that the Company will be required to sell the security prior to recovery. Evidence considered in this assessment includes the reasons for the impairment, compliance with the Company’s investment policy, the severity and duration of the impairment, changes in value subsequent to year-end and forecasted performance of the investee. The Company has reviewed its securities with unrealized losses as of December 31, 2010 and 2009, and has concluded that no other-than-temporary impairments exist.

(h)	Inventories

Inventories are stated at the lower of cost or market using the first-in first-out costing method. The Company provides inventory reserves based on excess and obsolete inventory determined primarily by future demand forecasts. The Company records inventory charges to costs of product sales.

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

(j)	Goodwill and Long-lived Assets

All of the Company’s goodwill and intangible assets are associated with the purchase of Virtek Communication in September 2010.

Goodwill is recorded when the consideration for an acquisition exceeds the fair value of net tangible and identifiable intangible assets acquired. Goodwill is not amortized, but instead is tested for impairment at least annually, or if indicators of potential impairment exist by comparing the fair value of the Company’s reporting unit to its carrying value. The Company estimates the fair value of the Virtek Communication reporting unit

KVH INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010, 2009 and 2008

(in thousands except share and per share amounts)

(1)	Summary of Significant Accounting Policies—(continued)

using a discounted cash flow model or other valuation models, such as comparative transactions and market multiples. The Company expects to perform an annual impairment test on August 31 of each year. No indicators of potential goodwill impairment were identified during 2010.

Intangible assets are comprised of intellectual property, which is amortized over its estimated useful life of seven years. Intangible assets are reviewed for impairment when events or changes in circumstances indicate that their carrying amounts may not be recoverable based upon the estimated undiscounted cash flows. No events or changes in circumstances indicated that any of the carrying amounts of the Company’s intangible assets may not be recoverable during 2010.

Intangible assets with estimated lives and other long-lived assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of intangible assets with estimated lives and other long-lived assets is measured by a comparison of the carrying amount of an asset or asset group to future net undiscounted cash flows expected to be generated by the asset or asset group. If these comparisons indicate that an asset is not recoverable, the Company will recognize an impairment loss for the amount by which the carrying value of the asset or asset group exceeds the related estimated fair value. Estimated fair value is based on either discounted future operating cash flows or appraised values, depending on the nature of the asset. See note 9 for further discussion of goodwill and intangible assets.

(k)	Other Non-Current Assets

Other non-current assets are primarily comprised of the long-term portion of deferred research and development costs associated with an aviation antenna development and production agreement, long-term lease receivable, prepaid expenses and deposits. See note 14 for more information on the Company’s long-term aviation antenna development and production agreement.

(l)	Product Warranty

The Company’s products carry limited warranties that range from one to four years and vary by product. The warranty period begins on the date of retail purchase or lease by the original purchaser. The Company accrues estimated product warranty costs at the time of sale and any additional amounts are recorded when such costs are probable and can be reasonably estimated. Factors that affect the Company’s warranty liability include the number of units sold or leased, historical and anticipated rates of warranty repairs and the cost per repair. Warranty and related costs are reflected within sales, marketing and support in the accompanying statements of operations. As of December 31, 2010 and 2009, the Company had accrued product warranty costs of $887 and $1,084, respectively. The following table summarizes product warranty activity during 2010 and 2009:

	2010	2009
Beginning balance	$1,084	$1,139
Charges to expense	512	701
Costs incurred	(709)	(756)

Ending balance	$887	$1,084

KVH INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010, 2009 and 2008

(in thousands except share and per share amounts)

(1)	Summary of Significant Accounting Policies—(continued)

(m)	Shipping and Handling Costs

Shipping and handling costs are expensed as incurred and included in cost of sales. Billings for shipping and handling are reflected within net sales in the accompanying statements of operations.

(n)	Research and Development

Expenditures for research and development, including customer-funded research and development, are expensed as incurred. Revenue from customer-funded research and development is included in service revenue and the related product development costs are included in costs of service and product sales. Revenue and related development costs from customer-funded research and development are as follows:

	Year ended December 31,
	2010	2009	2008
Customer-funded service sales	$1,062	$440	$1,286
Customer-funded costs included in costs of service sales	953	475	1,011
Customer-funded costs included in costs of product sales	1,001	801	—

In addition to the customer-funded research and development expenses listed above, the Company incurred a total of $0, $619 and $3,249 in research and development costs related to a long-term aviation antenna development and production agreement for the years ended December 31, 2010, 2009 and 2008, respectively. These research and development costs are reflected in other non-current assets, as the Company has a contractual right to recover these costs. See note 14 for further discussion.

(o)	Advertising Costs

Costs related to advertising are expensed as incurred. Advertising expense was $2,171, $2,261, and $2,072 for the years ended December 31, 2010, 2009 and 2008, respectively, and is included in sales, marketing, and support expense in the accompanying consolidated statements of operations.

(p)	Foreign Currency Translation

The financial statements of the Company’s foreign subsidiaries located in Denmark and Singapore are maintained using the United States dollar as the functional currency. Exchange rates in effect on the date of the transaction are used to record monetary assets and liabilities. Revenue and other expense elements are recorded at rates that approximate the rates in effect on the transaction dates. Realized foreign currency remeasurement gains and losses are recognized within “other income (expense)” in the accompanying consolidated statements of operations. For the years ended December 31, 2010, 2009 and 2008, the Company experienced foreign currency losses of $22, $58 and $6, respectively.

The financial statements of the Company’s Brazilian and Norwegian subsidiaries use the foreign subsidiaries’ respective local currencies as the functional currency. The Company translates the assets and liabilities of these foreign subsidiaries at the exchange rates in effect at year-end. Net sales, costs and expenses are translated using average exchange rates in effect during the year. Gains and losses from foreign currency translation are credited or charged to accumulated other comprehensive income included in stockholder’s equity in the accompanying consolidated balance sheets.

KVH INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010, 2009 and 2008

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

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company records valuation allowances to reduce deferred income tax assets to the amount that is more likely than not to be realized. The Company determines whether it is more likely than not that a tax position will be sustained upon examination. If it is not more likely than not that a position will be sustained, no amount of the benefit attributable to the position is recognized. The tax benefit to be recognized of any tax position that meets the more likely than not recognition threshold is calculated as the largest amount that is more than 50% likely of being realized upon resolution of the contingency. See note 8 for further discussion of income taxes.

(r)	Net Income (Loss) per Common Share

Basic net income (loss) per share is calculated based on the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share incorporates the dilutive effect of common stock equivalent options, warrants and other convertible securities, if any, as determined in accordance with the treasury stock accounting method. Common stock equivalents related to options and restricted stock awards for 196,076, 899,492, and 1,399,131 shares of common stock for the years ended December 31, 2010, 2009, and 2008, respectively, have been excluded from the fully diluted calculation of net income (loss) per share, as inclusion would be anti-dilutive.

A reconciliation of the basic and diluted weighted average common shares outstanding is as follows:

	2010	2009	2008
Weighted average common shares outstanding—basic	14,419,599	13,996,363	14,372,626
Dilutive common shares issuable in connection with stock plans	430,726	—	3,911

Weighted average common shares outstanding—diluted	14,850,325	13,996,363	14,376,537

(s)	Contingent Liabilities

The Company estimates the amount of potential exposure it may have with respect to claims, assessments and litigation in accordance with ASC 450, Contingencies. The Company is not party to any lawsuit or proceeding that, in management’s opinion, is likely to materially harm the Company’s business, results of operations, financial condition or cash flows, as described in note 18. It is not always possible to predict the outcome of litigation, as it is subject to many uncertainties. Additionally, it is not always possible for management to make a meaningful estimate of the potential loss or range of loss associated with such litigation. As of December 31, 2010, no losses have been accrued with respect to pending litigation.

KVH INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010, 2009 and 2008

(in thousands except share and per share amounts)

(1)	Summary of Significant Accounting Policies—(continued)

(t)	Operating Segments

The Company operates in a single segment. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker in making decisions regarding resource allocation and assessing performance. To date, the chief operating decision maker has made such decisions and assessed performance at the company level, as one segment. The Company’s chief operating decision maker is its President, Chief Executive Officer and Chairman of the Board.

(u)	Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board, or FASB, issued new accounting guidance related to revenue recognition for arrangements with multiple deliverables. This guidance eliminates the residual method of allocation and requires the relative selling price method when allocating deliverables of a multiple deliverable revenue arrangement. The determination of the selling price for each deliverable requires the use of a hierarchy designed to maximize the use of available objective evidence, including vendor specific objective evidence, third party evidence of selling price, or estimated selling price. The guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, and must be adopted in the same period using the same transition method. If adoption is elected in a period other than the beginning of a fiscal year, the amendments in these standards must be applied retrospectively to the beginning of the fiscal year. Full retrospective application of these amendments to prior fiscal years is optional. Early adoption of these standards may be elected. The Company adopted these standards effective January 1, 2010. The adoption of this guidance did not have a material impact on the Company’s financial position or results of operations.

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

In January 2010, the FASB issued ASU No. 2010-06, Improving Disclosures about Fair Value Measurements, which amended the disclosure requirements related to recurring and non-recurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between those whose fair value is measured using Level 1 inputs (quoted prices in an active market for identical assets or

KVH INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010, 2009 and 2008

(in thousands except share and per share amounts)

(1)	Summary of Significant Accounting Policies—(continued)

liabilities) and using Level 2 inputs (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires separate disclosure of purchases, sales, issuances and settlements of assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). This standard is effective for all interim and year-end financial statements issued after January 1, 2010, except for the disclosure on the activities for Level 3 fair value measurements, which is effective for all interim and year-end financial statements issued after January 1, 2011. The Company does not currently expect the adoption of this guidance to have a material impact on its consolidated financial statements.

(2)	Marketable Securities

Included in marketable securities as of December 31, 2010 and 2009 are the following:

December 31, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market mutual funds	$14,607	$—	$—	$14,607
Government agency bonds	11,020	1	—	11,021
Certificates of deposit	2,572	—	—	2,572
Corporate notes	1,865	1	—	1,866

Total marketable securities designated as available for sale	$30,064	$2	$—	$30,066

December 31, 2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Government agency bonds	$12,038	$26	$—	$12,064
United States treasuries	11,594	29	—	11,623
Money market mutual funds	5,977	—	—	5,977
Government agency discount notes	3,499	—	—	3,499
Certificates of deposit	2,276	—	(6)	2,270

Total marketable securities designated as available for sale	$35,384	$55	$(6)	$35,433

The amortized costs and fair value of debt securities as of December 31, 2010 and 2009 are shown below by effective maturity. Effective maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

December 31, 2010	Amortized Cost	Fair Value
Due in less than one year	$19,432	$19,432
Due after one year and within two years	10,632	10,634

	$30,064	$30,066

KVH INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010, 2009 and 2008

(in thousands except share and per share amounts)

(2)	Marketable Securities—(continued)

December 31, 2009	Amortized Cost	Fair Value
Due in less than one year	$25,352	$25,379
Due after one year and within two years	10,032	10,054

	$35,384	$35,433

No realized gains or losses were recognized on the Company’s marketable securities during the year ended December 31, 2010 and 2009.

(3)	Inventories

Inventories as of December 31, 2010 and 2009 include the costs of material, labor, and factory overhead. Inventories consist of the following:

	December 31,
	2010	2009
Raw materials	$10,191	$9,121
Work in process	1,369	1,118
Finished goods	3,205	3,148

	$14,765	$13,387

(4)	Property and Equipment

Property and equipment, net, as of December 31, 2010 and 2009 consist of the following:

	December 31,
	2010	2009
Land	$1,802	$807
Building and improvements	9,417	5,761
Leasehold improvements	206	2,237
Machinery and equipment	25,914	21,069
Office and computer equipment	9,157	7,340
Motor vehicles	66	66

	46,562	37,280
Less accumulated depreciation	(23,518)	(21,503)

	$23,044	$15,777

Depreciation for the years ended December 31, 2010, 2009 and 2008 amounted to $3,744, $2,654, and $2,512, respectively.

KVH INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010, 2009 and 2008

(in thousands except share and per share amounts)

(5)	Debt and Line of Credit

On April 6, 2009, the Company entered into a mortgage loan in the amount of $4,000 related to its headquarters facility in Middletown, Rhode Island. The loan term is 10 years, with a principal amortization of 20 years, and the interest rate will be a rate per year adjusted periodically based on a defined interest period equal to the BBA LIBOR Rate plus 2.25 percentage points. Land, building and improvements with a carrying value of $4,963 as of December 31, 2010 secure the mortgage loan. The monthly mortgage payment is approximately $9 plus interest and increases in increments of approximately $1 each year throughout the life of the mortgage. Due to the difference in the term of the loan and amortization of the principal, a balloon payment of $2,551 is due on April 1, 2019. The loan contains one financial covenant, a Fixed Charge Coverage Ratio, which applies in the event that the Company’s consolidated cash, cash equivalents and marketable securities balance falls below $25,000 at any time. As the Company’s consolidated cash, cash equivalents and marketable securities balance was above $25,000 throughout 2010, the Fixed Charge Coverage Ratio did not apply. Under the mortgage loan the Company may prepay its outstanding loan balance subject to certain early termination charges as defined in the mortgage loan agreement. If the Company were to default on its mortgage loan, the land, building and improvements would be used as collateral.

The following is a summary of future principal payments under the mortgage:

Year ending December 31,	Principal Payment
2011	124
2012	131
2013	138
2014	146
2015	154
Thereafter	3,114

Total outstanding at December 31, 2010	$3,807

Currently, the Company has a revolving loan agreement with a bank that provides for a maximum available credit of $15,000 and will expire on December 31, 2011. The Company pays interest on any outstanding amounts at a rate equal to, at the Company’s option, BBA LIBOR Daily Floating Rate plus 1.75%, or the Eurodollar Rate plus 1.75%. The line of credit contains two financial covenants, a Leverage Ratio and a Fixed Charge Coverage Ratio, that apply in the event that the Company’s consolidated cash, cash equivalents and marketable securities balance falls below $25,000 at any time. As the Company’s consolidated cash, cash equivalents and marketable securities balance was above $25,000 throughout 2010, the Fixed Charge Coverage Ratio did not apply. The Company may terminate the loan agreement prior to its full term without penalty, provided it gives 30 days advance written notice to the bank. As of December 31, 2010 and December 31, 2009, no borrowings were outstanding under the facility.

Total commitment fees related to the line of credit were $61, $49, and $16 for the years ended December 31, 2010, 2009 and 2008, respectively.

KVH INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010, 2009 and 2008

(in thousands except share and per share amounts)

(6)	Commitments and Contingencies

The Company has certain operating leases for satellite capacity, various equipment, and facilities. The following reflects future minimum payments under operating leases that have initial or remaining non-cancelable lease terms at December 31, 2010:

Years ending December 31,	Operating Leases
2011	$8,028
2012	7,571
2013	7,282
2014	5,338
2015	2,349
Thereafter	157

Total minimum lease payments	$30,725

Total rent expense incurred under facility operating leases for the years ended December 31, 2010, 2009 and 2008 amounted to $754, $903, and $929, respectively.

In the normal course of business, the Company enters into unconditional purchase order obligations with its suppliers for inventory and other operational purchases. Outstanding and unconditional purchase order obligations, which generally are for a period of less than one year, were $23,015 as of December 31, 2010.

The Company did not enter into any off-balance sheet commitments, guarantees, or standby repurchase obligations as of December 31, 2010.

(7)	Stockholders’ Equity

(a)	Employee Stock Options

Options are granted with an exercise price equal to the fair market value of the common stock on the date of grant and generally vest in equal annual amounts over four years beginning on the first anniversary of the date of the grant. No options are exercisable for periods of more than 5 years after date of grant. Under the Company’s Amended and Restated 2006 Stock Incentive Plan, each share issued under awards other than options will reduce the number of shares reserved for issuance by two shares. Shares issued under options will reduce the shares reserved for issuance on a share-for-share basis. All plans were approved by the Company’s shareholders, pursuant to which 7,165,000 shares of the Company’s common stock were reserved for issuance. As of December 31, 2010, 5,122,622 options and awards to purchase shares of common stock had been issued or expired and 2,042,378 were available for future grants. The Compensation Committee of the Board of Directors administers the plans, approves the individuals to whom options will be granted and determines the number of shares and exercise price of each option. Outstanding options under the plans at December 31, 2010 expire from February 2011 through December 2015. None of the Company’s outstanding options includes performance-based or market-based vesting conditions as of December 31, 2010.

The Company has estimated the fair value of each option grant on the date of grant using the Black-Scholes option-pricing model. The expected volatility assumption is based on the historical daily price data of the Company’s common stock over a period equivalent to the weighted average expected life of the Company’s

KVH INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010, 2009 and 2008

(in thousands except share and per share amounts)

(7) Stockholders’ Equity—(continued)

options. The expected term of options granted is derived using assumed exercise rates based on historical exercise patterns and represents the period of time the options granted are expected to be outstanding. The risk-free interest rate is based on the actual U.S. Treasury zero-coupon rates for bonds matching the expected term of the option as of the option grant date. The dividend yield of zero is based upon the fact that the Company has not historically declared or paid cash dividends, and does not expect to declare or pay dividends in the foreseeable future.

The per share weighted-average fair values of stock options granted during 2010, 2009 and 2008 were $6.54, $3.34, and $2.61, respectively. The weighted-average assumptions used to value options as of their grant date were as follows:

	Year Ended December 31,
	2010	2009	2008
Risk-free interest rate	0.95%	2.18%	2.75%
Expected volatility	60.0%	44.7%	36.0%
Expected life (in years)	4.18	4.08	4.08
Dividend yield	0%	0%	0%

The changes in outstanding stock options for the year ended December 31, 2010, is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2009	925,242	$10.02
Granted	141,275	13.86
Exercised	(357,241)	10.32
Expired, canceled or forfeited	(12,475)	9.71

Outstanding at December 31, 2010	696,801	$10.65	2.28	$1,254

Exercisable at December 31, 2010	416,710	$10.06	1.44	$851

The total intrinsic value of options exercised was $1,157, $382, and $2 in 2010, 2009, and 2008, respectively. The total aggregate intrinsic value of options exercisable at December 31, 2009 and 2008 was $3 and $19, respectively. The total aggregate intrinsic value of options outstanding at December 31, 2009 and 2008 was $4 and $20, respectively.

As of December 31, 2009 and 2008, the number of options exercisable was 623,019 and 762,198, respectively and the weighted average exercise price of those options was $10.15 and $10.78 per share, respectively. The weighted average remaining contractual term for options exercisable at December 31, 2009 and 2008 was 1.57 and 1.75 years, respectively. The weighted average remaining contractual term for options outstanding at December 31, 2009 and 2008 was 1.99 and 2.21 years, respectively.

As of December 31, 2010, there was $947 of total unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted-average period of 2.54 years. In 2010, 2009 and

KVH INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010, 2009 and 2008

(in thousands except share and per share amounts)

(7)	Stockholders’ Equity—(continued)

2008, the Company recorded compensation charges of $514, $823 and $1,149, respectively, related to stock options. Compensation cost for options subject only to service conditions that vest ratably are recognized on a straight-line basis over the requisite service period for the entire award. During 2010, 2009 and 2008, cash received under stock option plans for exercises was $3,685, $1,424 and $16, respectively.

(b)	Restricted Stock

The Company granted 324,321, 567,008 and 298,709 restricted stock awards to employees under the terms of the Amended and Restated 2006 Stock Incentive Plan for the years ended December 31, 2010, 2009 and 2008, respectively. The restricted stock awards vest annually over four years from the date of grant subject to the recipient remaining an employee through the applicable vesting dates. Compensation expense for restricted stock awards is measured at fair value on the date of grant based on the number of shares granted and the quoted market closing price of the Company’s common stock. Such value is recognized as expense over the vesting period of the award, net of estimated forfeitures. The weighted-average grant-date fair value of restricted stock granted during 2010, 2009 and 2008 was $13.12, $5.11 and $8.61 per share, respectively.

A total of 75,000 of the restricted stock awards granted during the year ended December 31, 2010 were performance-based awards granted to executives. These awards will vest ratably over four years from date of grant, as the Company achieved the necessary objectives as of December 31, 2010. As a result, the Company recorded expense for the year ended December 31, 2010 related to the performance-based restricted stock awards, the amount of which was not material.

As of December 31, 2010, there was $4,443 of total unrecognized compensation expense related to restricted stock awards, which is expected to be recognized over a weighted-average period of 2.48 years. Compensation cost for awards subject only to service conditions that vest ratably are recognized on a straight-line basis over the requisite service period for the entire award. In 2010, 2009 and 2008, the Company recorded compensation charges of $1,942, $853 and $317, respectively, related to restricted stock awards.

Restricted stock activity under the Amended and Restated 2006 Stock Incentive Plan for 2010 is as follows:

	Number of Shares	Weighted- average grant date fair value
Outstanding at December 31, 2009, nonvested	599,502	$6.02
Granted	324,321	13.12
Vested	(193,312)	6.77
Forfeited	(1,975)	8.08

Outstanding at December 31, 2010, nonvested	728,536	$8.97

(c)	Employee Stock Purchase Plan

Under the Company’s Amended and Restated Employee Stock Purchase Plan (ESPP), the Company is authorized to issue up to 600,000 shares of common stock, of which 102,026 shares remain available as of December 31, 2010.

KVH INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010, 2009 and 2008

(in thousands except share and per share amounts)

(7)	Stockholders’ Equity—(continued)

The ESPP covers all of the Company’s employees. Under the terms of the ESPP, eligible employees can elect to have up to six percent of their pre-tax compensation withheld to purchase shares of the Company’s common stock on a semi-annual basis. The ESPP allows eligible employees the right to purchase the Company’s common stock on a semi-annual basis at 85% of the market price at the end of each purchase period. During 2010, 2009 and 2008, 21,654, 37,011, and 40,511 shares, respectively, were issued under this plan. The Company utilizes the Black-Scholes option-pricing model to calculate the fair value of these discounted purchases. The fair value of the 15% discount is recognized as compensation expense over the purchase period. The Company applies a graded vesting approach because the ESPP provides for multiple purchase periods and is, in substance, a series of linked awards. In 2010, 2009 and 2008, the Company recorded compensation charges of $68, $58 and $80, respectively, related to the ESPP. During 2010, 2009 and 2008, cash received under the ESPP was $260, $238 and $258, respectively.

(8)	Income Taxes

Income tax (benefit) expense for the years ended December 31, 2010, 2009 and 2008 attributable to income (loss) from operations is presented below.

	Current	Deferred	Total
Year ended December 31, 2010
Federal	$217	$(2,142)	$(1,925)
State	136	(998)	(862)
Foreign	154	21	175

	$507	$(3,119)	$(2,612)

Year ended December 31, 2009
Federal	$(317)	$—	$(317)
State	(65)	—	(65)
Foreign	106	15	121

	$(276)	$15	$(261)

Year ended December 31, 2008
Federal	$38	$—	$38
State	126	—	126
Foreign	499	(15)	484

	$663	$(15)	$648

KVH INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010, 2009 and 2008

(in thousands except share and per share amounts)

(8) Income Taxes—(continued)

The actual income tax (benefit) expense differs from the “expected” income tax (benefit) expense computed by applying the United States Federal corporate income tax rate of 35% to income (loss) before (benefit) expense as follows:

	Year Ended December 31,
	2010	2009	2008
Computed “expected” tax expense (benefit)	$1,981	$(134)	$1,261
(Decrease) increase in income taxes resulting from:
State income tax expense, net of federal benefit	636	82	144
State research and development credits	(342)	(953)	(456)
Non-deductible expenses	268	60	91
Foreign tax rate differential	(28)	(25)	(27)
Federal research and development credits	(378)	(2,634)	(350)
Adjustments to operating loss carry-forwards and other deferred taxes, net	(346)	614	(115)
Stock-based compensation	146	—	—
Change in valuation allowance	(4,549)	2,729	100

Net income tax (benefit) expense	$(2,612)	$(261)	$648

The components of results of income (loss) from operations before income tax (benefit) provision, determined by tax jurisdiction, are as follows:

	Year Ended December 31,
	2010	2009	2008
United States	$5,458	$(871)	$1,952
Denmark	390	477	1,754
Norway	61	—	—
Brazil	(260)	—	—
Singapore	12	—	—

Total	$5,661	$(394)	$3,706

KVH INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010, 2009 and 2008

(in thousands except share and per share amounts)

(8)	Income Taxes—(continued)

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities for the periods presented are as follows:

	December 31,
	2010	2009
Deferred tax assets:
Accounts receivable, due to allowance for doubtful accounts	$348	$442
Inventories	226	554
Operating loss carry-forwards	1,443	2,045
Stock-based compensation expense	1,186	1,252
Intangible assets due to differences in amortization	81	77
Research and development, alternative minimum tax credit carry-forwards	3,428	3,176
Foreign tax credit carry-forwards	1,146	995
State tax credit carry-forwards	1,671	1,742
Accrued expenses	682	770

Gross deferred tax assets	10,211	11,053
Less valuation allowance	(2,304)	(6,853)

Total deferred tax assets	7,907	4,200

Deferred tax liabilities:
Purchased intangible assets	(614)	—
Property and equipment, due to differences in depreciation	(1,367)	(849)

Total deferred tax liabilities	(1,981)	(849)

Net deferred tax assets	$5,926	$3,351

Net deferred tax asset—current	$944	$17
Net deferred tax asset—noncurrent	$4,982	$3,334

As of December 31, 2010, the Company had federal net operating loss carry-forwards available to offset future taxable income of $4,777. The Company also had foreign net operating loss carry-forwards available to offset future foreign income of $420 with no expiration date. The federal net operating loss carry-forwards expire in years 2024 through 2030. The foreign net operating loss carry-forwards have no expiration. The tax benefit related to $4,777 of federal net operating loss carry-forwards would occur upon utilization of these deferred tax assets to reduce taxes payable and would result in a credit to additional paid-in capital within stockholders’ equity rather than the provision for income taxes.

As of December 31, 2010, the Company had federal research and development tax credit carry-forwards in the amount of $3,487 that expire in years 2021 through 2030, and foreign tax credit carry-forwards in the amount of $1,314 that expire in years 2015 through 2020. The Company also had alternative minimum tax credits of $73 that have no expiration date. As of December 31, 2010, the Company had state research and development tax credit carry-forwards in the amount of $2,440 that expire in years 2011 through 2017. The Company also had other state tax credit carry-forwards of $280 available to reduce future state tax expense that expire in years 2011 through 2017. The tax benefit related to $805 of federal and state tax credits would occur upon utilization of these deferred tax assets to reduce taxes payable and would result in a credit to additional paid-in capital within stockholders’ equity rather than the provision for income taxes.

KVH INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010, 2009 and 2008

(in thousands except share and per share amounts)

(8)	Income Taxes—(continued)

The Company’s ability to utilize these net operating loss carry-forwards and tax credit carry-forwards may be limited in the future if the Company experiences an ownership change pursuant to Internal Revenue Code Section 382. An ownership change occurs when the ownership percentages of 5% or greater stockholders change by more than 50% over a three-year period.

For the years ended December 31, 2010, 2009 and 2008, the Company generated income (loss) before income taxes of $5,661, $(394) and $2,870, respectively. In assessing the realizability of its net deferred tax assets, the Company considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends upon the generation of future taxable income during the periods in which those temporary differences become deductible. As of December 31, 2010, based upon an evaluation of the positive and negative evidence, the Company concluded that $3,286 of the deferred tax asset valuation allowance was no longer required, resulting in a remaining valuation allowance of $2,304 as of December 31, 2010. As part of the Company’s analysis, the Company evaluated, among other factors, its recent history of generating taxable income and its near-term forecasts of future taxable income and determined that it is more likely than not that it will be able to realize an additional $3,286 of the Company’s deferred tax assets over the next several years. After considering these factors, the Company concluded that a reversal of the valuation allowance was appropriate. For the year ended December 31, 2010, the Company has recorded valuation allowances of approximately $508 against certain state tax credits and foreign net operating loss carry-forwards, and intends to maintain the valuation allowance until sufficient evidence exists to support the reversal of the valuation allowance.

In addition, the Company continues to maintain a $1,796 valuation allowance against net operating losses and credits carryforwards attributed to tax deduction in excess of recognized compensation cost from employee stock compensation awards that existed as of the adoption of ASC 718, Compensation – Stock Compensation. The Company will recognize the net deferred tax asset and corresponding benefit to additional paid-in capital for these windfall tax benefits once such amounts reduce income taxes payable, in accordance with the requirements of ASC 718.

The Company’s income taxes currently payable for federal and state purposes have been reduced by the benefit of the tax deduction in excess of recognized compensation cost from employee stock compensation transactions in the amount of $479, which has been recorded as an increase to additional paid-in capital for the year ended December 31, 2010.

As of December 31, 2010, the Company has not provided for U.S. deferred income taxes on undistributed earnings of its foreign subsidiaries of approximately $2,626 since these earnings are to be indefinitely reinvested. Upon distribution of those earnings in the form of dividends or otherwise, the Company will be subject to additional U.S. and state income taxes (less foreign tax credits), as well as withholding taxes in its foreign locations. The amount of taxes attributable to the undistributed earnings is not practicably determinable.

The Company establishes reserves for uncertain tax positions based on management’s assessment of exposure associated with tax deductions, permanent tax differences and tax credits. The tax reserves are analyzed periodically and adjustments are made as events occur to warrant adjustment to the reserve.

The Company did not have any material unrecognized tax benefits at December 31, 2010, 2009 or 2008. The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits as a component of

KVH INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010, 2009 and 2008

(in thousands except share and per share amounts)

(8)	Income Taxes—(continued)

income tax expense. The Company’s tax jurisdictions include the United States, Denmark, Brazil, Norway and Singapore. In general, the statute of limitations with respect to the Company’s United States federal income taxes has expired for years prior to 2007, and the relevant state and foreign statutes vary. However, preceding years remain open to examination by United States Federal and state and foreign taxing authorities to the extent of future utilization of net operating losses and research and development tax credits generated in each preceding year. The Company is no longer subject to income tax examinations by the Danish tax authorities for years prior to 2007.

(9)	Goodwill and Intangible Assets

On September 13, 2010, the Company’s Danish subsidiary, KVH Europe A/S, completed the purchase of Virtek Communication for approximately $6.5 million. The purchase was made using existing cash, cash equivalents and marketable securities. In connection with this acquisition, the Company recorded $4,517 of goodwill, primarily related to expected synergies from combining operations and the value of the existing workforce, and $2,372 of intangible assets related to intellectual property.

December 31, 2010	Useful Life	Cost	Accumulated Amortization	Net Carrying Value
Intellectual property	7 years	$2,372	$101	$2,271

The Company amortizes its intangible assets over the estimated useful lives of the respective assets. Amortization expense related to intangible assets was $101 in the year ended December 31, 2010.

Estimated future amortization expense for intangible assets recorded by the Company at December 31, 2010 is as follows:

Years ending December 31,	Amortization Expense
2011	$339
2012	339
2013	339
2014	339
2015	339
Thereafter	575

Total amortization expense	$2,271

Goodwill is recorded when the consideration for an acquisition exceeds the fair value of net tangible and identifiable intangible assets acquired. The changes in the carrying amount of goodwill during the year ended December 31, 2010 is as follows:

2010
Balance at January 1	$—
Goodwill acquired during the year	4,346
Foreign currency translation adjustment	171

Balance at December 31	$4,517

KVH INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010, 2009 and 2008

(in thousands except share and per share amounts)

(10)	401(k) Plan

The Company has a 401(k) Plan (the Plan) for all eligible employees. Participants may defer a portion of their pre-tax earnings subject to limits determined by the Internal Revenue Service. Participants age 50 or older may be eligible to make additional contributions. As of December 31, 2010, the Company matches one half of the first 4% contributed by the Plan participants. The Company’s contributions vest over a five-year period from the date of hire. Total Company matching contributions were $326, $262 and $301 for the years ended December 31, 2010, 2009, and 2008, respectively. In addition, the Company may make contributions to the Plan at the discretion of the Compensation Committee of the Board of Directors. There were no discretionary contributions in 2010, 2009, and 2008.

(11)	Business and Credit Concentrations

Significant portions of the Company’s net sales are as follows:

	Year Ended December 31,
	2010	2009	2008
Net sales to foreign customers outside the U.S. and Canada	31.8%	44.0%	35.8%
Net sales to Kongsberg Defence & Aerospace AS (Kongsberg)	14.1%	15.1%	*

*	Represents less than 10% of net sales.

Net sales to Kongsberg accounted for approximately 14% and 15% of the Company’s net sales for the years ended December 31, 2010 and 2009, respectively, and less than 10% of the Company’s net sales for the year ended December 31, 2008. In addition, net sales to a subcontractor to Kongsberg accounted for approximately 5% and 7% of the Company’s net sales for the years ended December 31, 2010 and 2009, respectively. The Company’s net sales to this subcontractor were immaterial for the year ended December 31, 2008. The terms and conditions of sales to Kongsberg and the subcontractor to Kongsberg are consistent with the Company’s standard terms and conditions of product sales as discussed in note 1 of the Company’s consolidated financial statements. As of December 31, 2010, Kongsberg had no outstanding receivable balances and the subcontractor to Kongsberg was current with all outstanding receivable balances. No other individual customer accounted for more than 10% of the Company’s net sales for the years ended December 31, 2010, 2009 and 2008, respectively.

(12)	Segment Reporting

Under common operational management, the Company designs, develops, manufactures and markets its navigation, guidance and stabilization and mobile communications products for use in a wide variety of applications. Products are generally sold directly to third-party consumer electronic dealers and retailers, original equipment manufacturers, government contractors or to U.S. and other foreign government agencies. Primarily, sales originating in the Americas consist of sales within the United States and Canada and, to a lesser extent, Mexico and some Latin and South American countries. The Americas’ sales also include all guidance and stabilization product sales throughout the world. Sales originating from the Company’s European and Asian subsidiaries principally consist of sales into all European countries, both inside and outside the European Union, as well as Africa, Asia/Pacific, the Middle East and India.

The Company operates in two geographic segments, exclusively in the mobile communications, navigation and guidance and stabilization equipment industry, which it considers to be a single business activity. The Company has two primary product categories: mobile communication and guidance and stabilization. Mobile communication sales and services include marine, land mobile, automotive, and aeronautical communication

KVH INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010, 2009 and 2008

(in thousands except share and per share amounts)

(12) Segment Reporting—(continued)

equipment and satellite-based voice, television and Broadband Internet connectivity services. Guidance and stabilization sales and services include sales of commercial and defense-related navigation and guidance and stabilization equipment based upon digital compass and fiber optic sensor technology. Mobile communication and guidance and stabilization sales also include development contract revenue.

The following table summarizes information regarding the Company’s operations by geographic segment:

	Sales Originating From
Year ended December 31, 2010	Americas	Europe and Asia	Total
Mobile communication sales to the United States	$46,358	$—	$46,358
Mobile communication sales to Canada	571	—	571
Mobile communication sales to Europe	524	10,398	10,922
Mobile communication sales to other geographic areas	1,162	3,460	4,622
Guidance and stabilization sales to the United States	24,262	—	24,262
Guidance and stabilization sales to Canada	5,353	—	5,353
Guidance and stabilization sales to Europe	17,368	—	17,368
Guidance and stabilization sales to other geographic areas	2,787	—	2,787
Intercompany sales	6,528	413	6,941

Subtotal	104,913	14,271	119,184
Eliminations	(6,528)	(413)	(6,941)

Net sales	$98,385	$13,858	$112,243

Segment net income	$8,201	$72	$8,273
Depreciation and amortization	$3,711	$134	$3,845
Total assets	$101,116	$14,082	$115,198

	Sales Originating From
Year ended December 31, 2009	North America	Europe	Total
Mobile communication sales to the United States	$32,708	$—	$32,708
Mobile communication sales to Canada	568	—	568
Mobile communication sales to Europe	4,262	8,637	12,899
Mobile communication sales to other geographic areas	662	2,750	3,412
Guidance and stabilization sales to the United States	17,233	—	17,233
Guidance and stabilization sales to Canada	2,897	—	2,897
Guidance and stabilization sales to Europe	15,382	—	15,382
Guidance and stabilization sales to other geographic areas	3,961	—	3,961
Intercompany sales	5,597	247	5,844

Subtotal	83,270	11,634	94,904
Eliminations	(5,597)	(247)	(5,844)

Net sales	$77,673	$11,387	$89,060

Segment net (loss) income	$(489)	$356	$(133)
Depreciation	$2,620	$34	$2,654
Total assets	$92,823	$4,923	$97,746

KVH INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010, 2009 and 2008

(in thousands except share and per share amounts)

(12)	Segment Reporting—(continued)

	Sales Originating From
Year ended December 31, 2008	North America	Europe	Total
Mobile communication sales to the United States	$37,414	$—	$37,414
Mobile communication sales to Canada	1,136	—	1,136
Mobile communication sales to Europe	2,690	12,787	15,477
Mobile communication sales to other geographic areas	771	4,892	5,663
Guidance and stabilization sales to the United States	12,347	—	12,347
Guidance and stabilization sales to Canada	1,971	—	1,971
Guidance and stabilization sales to Europe	5,966	—	5,966
Guidance and stabilization sales to other geographic areas	2,430	—	2,430
Intercompany sales	11,655	—	11,655

Subtotal	76,380	17,679	94,059
Eliminations	(11,655)	—	(11,655)

Net sales	$64,725	$17,679	$82,404

Segment net income	$1,788	$1,270	$3,058
Depreciation	$2,181	$34	$2,215
Total assets	$89,048	$4,710	$93,758

(13)	Share Buyback Program

On November 26, 2008, the Company’s Board of Directors authorized a program to repurchase up to one million shares of the Company’s common stock. As of December 31, 2010, 798,676 shares of the Company’s common stock remain available for repurchase under the authorized program. The repurchase program is funded using the Company’s existing cash, cash equivalents, marketable securities and future cash flows. Under the repurchase program, the Company, at management’s discretion, may repurchase shares on the open market from time to time, in privately negotiated transactions or block transactions, or through an accelerated repurchase agreement. The timing of such repurchases depends on availability of shares, price, market conditions, alternative uses of capital, and applicable regulatory requirements. The program may be modified, suspended or terminated at any time without prior notice. The repurchase program has no expiration date. There were no other repurchase programs outstanding during the year ended December 31, 2010, and no repurchase programs expired during the period.

During the years ended December 31, 2010, 2009 and 2008 the Company repurchased 0, 123,044 and 837,280 shares of its common stock in open market transactions at a cost of $0, $601 and $6,697, respectively.

(14)	Long-Term Aviation Antenna Development and Production Agreement

On February 18, 2008, the Company entered into a $20,055 long-term antenna development and production agreement (the “Agreement”) that was subsequently increased in 2009 to $20,896. Under the terms of the Agreement, the Company designs, develops, and manufactures DIRECTV-compatible satellite television antennas for use on narrowbody commercial aircraft operating in the United States. The Company began shipment of the antennas in the second quarter of 2009. As of December 31, 2010, the Company has incurred $4,669 in research and development costs related to this arrangement. In accordance with ASC 730, Research

KVH INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010, 2009 and 2008

(in thousands except share and per share amounts)

(14)	Long-Term Aviation Antenna Development and Production Agreement—(continued)

and Development, and the Agreement, these costs are capitalized as they are incurred and then expensed into costs of product sales as antennas are sold in proportion to the number of antennas delivered versus the total contractual antenna production requirement. The Company expensed $1,000 of aviation antenna research and development costs into costs of product sales during the year ended December 31, 2010. The net amount of $2,868 in remaining capitalized research and development costs are costs that the Company has a contractual right to recover, and are reflected in other non-current assets as of December 31, 2010.

(15) Comprehensive Income (Loss)

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

	Year ended December 31,
	2010	2009	2008
Net income (loss)	$8,273	$(133)	$3,058
Unrealized (loss) gain on available-for-sale securities	(47)	(80)	130
Currency translation adjustment gain	260	—	—
Unrealized loss on interest rate swaps	(243)	—	—

Total comprehensive income (loss)	$8,243	$(213)	$3,188

(16)	Fair Value Measurements

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

Level 1:	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. The Company’s Level 1 assets are investments in money market mutual funds, government agency bonds, United States treasuries, certificates of deposit and corporate notes.

Level 2:	Quoted prices for similar assets or liabilities in active markets; or observable prices that are based on observable market data, based on directly or indirectly market-corroborated inputs. The Company’s Level 2 liabilities are interest rate swaps.

Level 3:	Unobservable inputs that are supported by little or no market activity, and are developed based on the best information available given the circumstances. The Company has no Level 3 assets.

KVH INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010, 2009 and 2008

(in thousands except share and per share amounts)

(16) Fair Value Measurements—(continued)

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

The following tables present financial assets at December 31, 2010 and December 31, 2009 for which the Company measures fair value on a recurring basis, by level, within the fair value hierarchy:

December 31, 2010	Total	Level 1	Level 2	Level 3	Valuation Technique
Assets
Money market mutual funds	$14,607	$14,607	$—	$—	(a	)
Government agency bonds	11,021	11,021	—	—	(a	)
Certificates of deposit	2,572	2,572	—	—	(a	)
Corporate notes	1,866	1,866	—	—	(a	)
Liabilities
Interest rate swaps	$243	$—	$243	$—	(d	)

December 31, 2009	Total	Level 1	Level 2	Level 3	Valuation Technique
Assets
Government agency bonds	$12,064	$12,064	$—	$—	(a	)
United States treasuries	11,623	11,623	—	—	(a	)
Money market mutual funds	5,977	5,977	—	—	(a	)
Government agency discount notes	3,499	3,499	—	—	(a	)
Certificates of deposit	2,270	2,270	—	—	(a	)

Certain financial instruments are carried at cost on the consolidated balance sheets, which approximates fair value due to their short-term, highly liquid nature. These instruments include cash and cash equivalents, accounts receivable, accounts payable and accrued expenses.

(17)	Derivative Instruments and Hedging Activities

Effective April 1, 2010, in order to reduce the volatility of cash outflows that arise from changes in interest rates, the Company entered into two interest rate swap agreements. These interest rate swap agreements are intended to hedge the Company’s mortgage loan related to its headquarters facility in Middletown, Rhode Island

KVH INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010, 2009 and 2008

(in thousands except share and per share amounts)

(17)	Derivative Instruments and Hedging Activities—(continued)

by fixing the interest rates specified in the mortgage loan to 5.91% for half of the principal amount outstanding and 6.07% for the remaining half of the principal amount outstanding as of April 1, 2010 until the mortgage loan expires on April 16, 2019.

As required by ASC Topic 815, Derivatives and Hedging, the Company records all derivatives on the balance sheet at fair value. As of December 31, 2010, the fair value of the derivatives is included in other accrued liabilities and the unrealized loss is included in other comprehensive income (loss).

As of December 31, 2010, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivatives	Notional (in thousands)	Asset (Liability)	Effective Date	Maturity Date	Index	Strike Rate
Interest rate swap	$1,904	(111)	April 1, 2010	April 1, 2019	1-month LIBOR	5.91%
Interest rate swap	$1,904	(132)	April 1, 2010	April 1, 2019	1-month LIBOR	6.07%

(18)	Legal Matters

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

(19)	Quarterly Financial Results (Unaudited)

Financial information for interim periods was as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share amounts)
2010
Product sales	$24,033	$24,379	$21,598	$22,049
Service sales	3,948	5,118	6,165	4,953
Gross profit	11,804	11,495	11,538	9,973
Net income	$2,066	$5,324	$637	$245
Net income per share (a):
Basic	$0.15	$0.37	$0.04	$0.02

Diluted	$0.14	$0.36	$0.04	$0.02

2009
Product sales	$15,565	$18,129	$18,620	$22,878
Service sales	2,710	3,727	4,023	3,408
Gross profit	5,498	7,779	8,936	10,097
Net (loss) income	$(2,557)	$191	$385	$1,847
Net (loss) income per share (a):
Basic and diluted	$(0.18)	$0.01	$0.03	$0.13

KVH INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010, 2009 and 2008

(in thousands except share and per share amounts)

(19) Quarterly Financial Results (Unaudited)—(continued)

(a)	Net income (loss) per share is computed independently for each of the quarters. Therefore, the net income (loss) per share for the four quarters may not equal the annual income (loss) per share data.

See note 8 for more information regarding the impact of a change in the valuation allowance for the Company’s deferred tax assets in the year ended December 31, 2010. See note 9 for information regarding the Company’s acquisition of Virtek Communication in the third quarter of 2010.