Form 10-Q
period 2011-03-31
KVH INDUSTRIES INC \DE\
filed 2011-05-05
CIK 1007587

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2011

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Date	Class	Outstanding shares
May 3, 2011	Common Stock, par value $0.01 per share	14,875,530

KVH INDUSTRIES, INC. AND SUBSIDIARIES

Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

KVH INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts, unaudited)

	March 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$5,311	$7,241
Marketable securities	30,093	30,066
Accounts receivable, net of allowance for doubtful accounts of approximately $563 as of March 31, 2011 and $592 as of December 31, 2010	18,031	18,770
Inventories	17,106	14,765
Prepaid expenses and other assets	2,742	2,734
Deferred income taxes	1,433	944

Total current assets	74,716	74,520

Property and equipment, less accumulated depreciation of $24,530 as of March 31, 2011 and $23,518 as of December 31, 2010	22,829	23,044
Intangible assets, less accumulated amortization of $197 as of March 31, 2011 and $101 as of December 31, 2010	2,308	2,272
Goodwill	4,744	4,517
Other non-current assets	5,929	5,863
Deferred income taxes	5,001	4,982

Total assets	$115,527	$115,198

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,763	$3,922
Accrued compensation and employee-related expenses	4,250	4,415
Accrued other	3,428	3,278
Accrued product warranty costs	834	887
Accrued professional services	306	312
Deferred revenue	720	1,011
Current portion of long-term debt	126	124

Total current liabilities	14,427	13,949

Other long-term liabilities	1,258	1,263
Long-term debt excluding current portion	3,652	3,684

Total liabilities	19,337	18,896

Commitments and contingencies (notes 3 and 10)
Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 1,000,000 shares; none issued	—	—
Common stock, $0.01 par value. Authorized 30,000,000 shares, 16,088,414 and 15,890,083 shares issued at March 31, 2011 and December 31, 2010; 14,887,090 and 14,688,759 shares outstanding at March 31, 2011 and December 31, 2010, respectively	161	159
Additional paid-in capital	103,675	102,728
Accumulated earnings	1,333	2,867
Accumulated other comprehensive income	492	19
Less: treasury stock at cost, common stock, 1,201,324 shares as of March 31, 2011 and December 31, 2010	(9,471)	(9,471)

Total stockholders’ equity	96,190	96,302

Total liabilities and stockholders’ equity	$115,527	$115,198

See accompanying Notes to Unaudited Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts, unaudited)

	Three months ended March 31,
	2011	2010
Sales:
Product	$18,884	$24,034
Service	5,525	3,948

Net sales	24,409	27,982

Costs and expenses:
Costs of product sales	10,528	13,122
Costs of service sales	4,802	3,056
Sales, marketing and support	5,200	4,498
Research and development	2,974	2,583
General and administrative	2,927	2,364

Total costs and expenses	26,431	25,623

(Loss) income from operations	(2,022)	2,359
Interest income	65	91
Interest expense	56	23
Other income, net	14	30

(Loss) income before income tax benefit (expense)	(1,999)	2,457
Income tax benefit (expense)	465	(391)

Net (loss) income	$(1,534)	$2,066

Per share information:
Net (loss) income per share
Basic	$(0.10)	$0.15

Diluted	$(0.10)	$0.14

Number of shares used in per share calculation:
Basic	14,747,838	14,222,362

Diluted	14,747,838	14,762,673

See accompanying Notes to Unaudited Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Three months ended March 31,
	2011	2010
Cash flows from operating activities:
Net (loss) income	$(1,534)	$2,066
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,110	826
Deferred income taxes	(537)	—
Provision for doubtful accounts	—	73
Gain on interest rate swaps	(48)	—
Compensation expense related to awards and employee stock purchase plan	953	568
Changes in operating assets and liabilities:
Accounts receivable	787	(2,657)
Inventories	(2,335)	(1,789)
Prepaid expenses and other assets	(6)	(463)
Other non-current assets	(65)	(210)
Accounts payable	847	2,596
Deferred revenue	(273)	(268)
Accrued expenses	(5)	853
Other long-term liabilities	(6)	(75)

Net cash (used in) provided by operating activities	(1,112)	1,520

Cash flows from investing activities:
Capital expenditures	(799)	(1,564)
Purchases of marketable securities	(9,075)	(11,714)
Maturities and sales of marketable securities	9,045	10,651

Net cash used in investing activities	(829)	(2,627)

Cash flows from financing activities:
Repayments of mortgage loan	(30)	(28)
Proceeds from stock options exercised and employee stock purchase plan	648	1,173
Payment of employee restricted stock withholdings	(624)	(482)
Payment of stock registration fee	(10)	—

Net cash (used in) provided by financing activities	(16)	663

Effect of exchange rate changes on cash and cash equivalents	27	—
Net decrease in cash and cash equivalents	(1,930)	(444)
Cash and cash equivalents at beginning of period	7,241	5,871

Cash and cash equivalents at end of period	$5,311	$5,427

See accompanying Notes to Unaudited Consolidated Financial Statements.

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

KVH’s mobile communications service sales include sales earned from satellite voice and Internet airtime services, engineering services provided under development contracts, sales from product repairs, certain DIRECTV and DISH Network account subsidies and referral fees earned in conjunction with the sale of its products and extended warranty sales. KVH provides, for monthly fixed and usage fees, satellite connectivity sales from broadband Internet, data and Voice over Internet Protocol (VoIP) service to its TracPhone V-series customers. KVH also earns monthly usage fees for third-party satellite connectivity for voice, data and Internet services to its Inmarsat TracPhone customers who choose to activate their subscriptions with KVH. Under current DIRECTV and DISH Network programs, KVH is eligible to receive a one-time subsidy for each DIRECTV receiver activated for service and a new mobile account activation fee from DIRECTV and DISH Network for each customer who activates their DIRECTV or DISH Network service directly through KVH.

KVH’s guidance and stabilization service sales include product repairs, engineering services provided under development contracts and extended warranty sales.

(2) Basis of Presentation

The accompanying consolidated financial statements of KVH Industries, Inc. and its wholly owned subsidiaries, KVH Europe A/S, KVH Industries Asia Pte. Ltd., KVH South America Comunicacao Por Satelite Ltda. and KVH Norway (collectively, KVH or the Company), have been prepared in accordance with accounting principles generally accepted in the United States of America. The Company has evaluated all subsequent events through the date of this filing. Given that KVH Europe A/S, KVH Industries Asia Pte. Ltd. and KVH South America Comunicacao Por Satelite Ltda. operate as the Company’s European, Asian and Brazilian international distributors, all of their operating expenses are reflected within sales, marketing and support within the accompanying consolidated statements of operations. KVH Norway, a subsidiary of KVH Europe A/S that was purchased in September 2010, develops and distributes middleware software solutions known as CommBox™ technology, which will be integrated into the Company’s satellite communications products and services. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform with the current year presentation. The consolidated financial statements have not been audited by our independent registered public accounting firm and include all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations, and cash flows for the periods presented. These consolidated financial statements do not include all disclosures associated with annual financial statements and accordingly should be read in conjunction with the Company’s consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed on March 14, 2011 with the Securities and Exchange Commission. The results for the three months ended March 31, 2011 are not necessarily indicative of operating results for the remainder of the year.

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

(4) Stock-Based Compensation

The Company recognizes stock-based compensation in accordance with the provisions of Accounting Standards Codification (ASC) 718, Compensation-Stock Based Compensation. Stock-based compensation expense was $953 and $568 for the three months ended March 31, 2011 and March 31, 2010, respectively. As of March 31, 2011, there was $2,046 of total unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted-average period of 3.31 years. As of March 31, 2011, there was $7,320 of total unrecognized compensation expense related to restricted stock awards, which is expected to be recognized over a weighted-average period of 2.58 years.

The Company granted 130,000 restricted stock awards to employees under the terms of the Amended and Restated 2006 Stock Incentive Plan during the three months ended March 31, 2011. The restricted stock awards vest ratably over four years from the date of grant subject to the recipient remaining employed through the applicable vesting dates. Compensation expense for restricted stock awards is measured at fair value on the date of grant based on the number of shares granted and the quoted market closing price of the Company’s common stock. Such value is recognized as expense over the vesting period of the award, net of estimated forfeitures.

The Company also granted 250,000 stock options to employees under the terms of the Amended and Restated 2003 Incentive and Nonqualified Stock Option Plan during the three months ended March 31, 2011.

The fair value of stock options granted for the three months ended March 31, 2011 was estimated as of the date of grant using the Black-Scholes option-pricing model. There were no options granted during the three months ended March 31, 2010. The weighted-average fair value per share for all options granted during the three months ended March 31, 2011 was $6.95. The weighted-average assumptions used to value options as of their grant date were as follows:

Three months ended March 31, 2011
Risk-free interest rate	1.86%
Expected volatility	59.81%
Expected life (in years)	4.23
Dividend yield	0%

(5) Net (Loss) Income per Common Share

Basic net (loss) income per share is calculated based on the weighted average number of common shares outstanding during the period. Diluted net (loss) income per share incorporates the dilutive effect of common stock equivalent options, warrants and other convertible securities, if any, as determined with the treasury stock accounting method. Common stock equivalents related to options and restricted stock awards for 510,663 for the three months ended March 31, 2011 have been excluded from the fully diluted calculation of net loss per share, as inclusion would be anti-dilutive. Common stock equivalents related to options for 809,575 shares of common stock for the three months ended March 31, 2010 have been excluded from the fully diluted calculation of net income per share, as inclusion would be anti-dilutive.

A reconciliation of the basic and diluted weighted average common shares outstanding is as follows:

	Three months ended March 31,
	2011	2010
Weighted average common shares outstanding – basic	14,747,838	14,222,362
Dilutive common shares issuable in connection with stock plans	—	540,311

Weighted average common shares outstanding – diluted	14,747,838	14,762,673

(6) Inventories

Inventories are stated at the lower of cost or market using the first-in first-out costing method. Inventories as of March 31, 2011 and December 31, 2010 include the costs of material, labor, and factory overhead. Components of inventories consist of the following:

	March 31, 2011	December 31, 2010
Raw materials	$10,832	$10,191
Work in process	2,027	1,369
Finished goods	4,247	3,205

	$17,106	$14,765

(7) Comprehensive (Loss) Income

Comprehensive (loss) income includes net (loss) income and other comprehensive income (loss). Other comprehensive income (loss) includes the effects of unrealized gains or losses on available-for-sale marketable securities and currency translation adjustments that are separately included in accumulated other comprehensive income within stockholders’ equity as well as unrealized losses on derivatives. The Company’s comprehensive (loss) income for the periods presented is as follows:

	Three months ended March 31,
	2011	2010
Net (loss) income	$(1,534)	$2,066
Unrealized loss on available-for-sale securities	(2)	(40)
Currency translation adjustment gain	670	—
Unrealized loss on derivatives	(195)	—

Total comprehensive (loss) income	$(1,061)	$2,026

(8) Product Warranty

The Company’s products carry limited warranties that range from one to four years and vary by product. The warranty period begins on the date of retail purchase or lease by the original purchaser. The Company accrues estimated product warranty costs at the time of sale and any additional amounts are recorded when such costs are probable and can be reasonably estimated. Factors that affect the Company’s warranty liability include the number of units sold or leased, historical and anticipated rates of warranty repairs and the cost per repair. Warranty and related costs are reflected within sales, marketing and support in the accompanying statements of operations. As of March 31, 2011 and December 31, 2010, the Company had accrued product warranty costs of $834 and $887, respectively. The following table summarizes product warranty activity during 2011 and 2010:

	Three months ended March 31,
	2011	2010
Beginning balance	$887	$1,084
Charges to expense	55	250
Costs incurred	(108)	(150)

Ending balance	$834	$1,184

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

The Company operates in two geographic segments, exclusively in the mobile communications, navigation and guidance and stabilization equipment industry, which it considers to be a single business activity. The Company has two primary product categories: mobile communication and guidance and stabilization. Mobile communication sales and services include marine, land mobile, automotive, and aeronautical communication equipment and satellite-based voice, television and Broadband Internet connectivity services, as well as DIRECTV and DISH Network account subsidies and referral fees earned in conjunction with the sale of our products. Guidance and stabilization sales and services include sales of defense-related navigation and guidance and stabilization equipment based upon digital compass and fiber optic sensor technology. Mobile communication and guidance and stabilization sales also include development contract revenue, product repairs and extended warranty sales.

The following table summarizes information regarding the Company’s operations by geographic segment:

	Sales Originating From
Three months ended March 31, 2011	Americas	Europe and Asia	Total
Mobile communication sales to the United States	$11,068	$—	$11,068
Mobile communication sales to Canada	168	—	168
Mobile communication sales to Europe	96	3,325	3,421
Mobile communication sales to other geographic areas	359	699	1,058
Guidance and stabilization sales to the United States	3,965	—	3,965
Guidance and stabilization sales to Canada	2,301	—	2,301
Guidance and stabilization sales to Europe	1,832	—	1,832
Guidance and stabilization sales to other geographic areas	596	—	596
Intercompany sales	1,579	194	1,773

Subtotal	21,964	4,218	26,182
Eliminations	(1,579)	(194)	(1,773)

Net sales	$20,385	$4,024	$24,409

Segment net loss	$(1,492)	$(42)	$(1,534)
Depreciation and amortization	$1,002	$108	$1,110
Total assets	$100,414	$15,113	$115,527

	Sales Originating From
Three months ended March 31, 2010	North America	Europe and Asia	Total
Mobile communication sales to the United States	$11,483	$—	$11,483
Mobile communication sales to Canada	236	—	236
Mobile communication sales to Europe	136	2,845	2,981
Mobile communication sales to other geographic areas	245	1,117	1,362
Guidance and stabilization sales to the United States	4,864	—	4,864
Guidance and stabilization sales to Canada	912	—	912
Guidance and stabilization sales to Europe	5,274	—	5,274
Guidance and stabilization sales to other geographic areas	870	—	870
Intercompany sales	2,253	64	2,317

Subtotal	26,273	4,026	30,299
Eliminations	(2,253)	(64)	(2,317)

Net sales	$24,020	$3,962	$27,982

Segment net income	$1,873	$193	$2,066
Depreciation	$818	$8	$826
Total assets	$97,124	$6,985	$104,109

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

(11) Share Buyback Program

On November 26, 2008, the Company’s Board of Directors authorized a program to repurchase up to one million shares of the Company’s common stock. As of March 31, 2011, 798,676 shares of the Company’s common stock remain available for repurchase under the authorized program. The repurchase program is funded using the Company’s existing cash, cash equivalents, marketable securities and future cash flows. Under the repurchase program, the Company, at management’s discretion, may repurchase shares on the open market from time to time, in privately negotiated transactions or block transactions, or through an accelerated repurchase agreement. The timing of such repurchases depends on availability of shares, price, market conditions, alternative uses of capital, and applicable regulatory requirements. The program may be modified, suspended or terminated at any time without prior notice. The repurchase program has no expiration date. There were no other repurchase programs outstanding during the three months ended March 31, 2011 and no repurchase programs expired during the period.

The Company did not repurchase any shares of its common stock in the three months ended March 31, 2011.

(12) Long-Term Aviation Antenna Development and Production Agreement

On February 18, 2008, the Company entered into a $20,055 long-term antenna development and production agreement with LiveTV (the “Agreement”) that was subsequently increased in 2009 to $20,896. Under the terms of the Agreement, the Company designs, develops, and manufactures satellite television antennas for use on narrowbody commercial aircraft operating in the United States. The Company began shipment of the antennas in the second quarter of 2009. As of March 31, 2011, the Company has incurred $4,669 in research and development costs related to this arrangement. In accordance with ASC 730, Research and Development, and the Agreement, these costs are capitalized as they are incurred and then expensed into costs of product sales as antennas are sold in proportion to the number of antennas delivered versus the total contractual antenna production requirement. The Company did not ship any satellite television antennas during the three months ended March 31, 2011. The net amount of $2,868 in remaining capitalized research and development costs are costs that the Company has a contractual right to recover, and are reflected in other non-current assets as of March 31, 2011.

The status of this production agreement is uncertain at this time as LiveTV has asked the Company to postpone deliveries again under the contract. The Company and LiveTV have been unable to reach agreement on delivery dates and, as a result, the Company believes that the contract has terminated. LiveTV disputes this interpretation and the Company is continuing to negotiate regarding the contract and the placement of orders. However, the Company cannot be certain that these negotiations will lead to new orders. The Company has concluded, based on the terms of the contract, that it has the contractual right to recover the remaining capitalized research and development costs, and as a result has continued to capitalize these costs as of March 31, 2011.

If the Company is unable to reach agreement with LiveTV regarding the placement of new orders, it would record a charge of $2,868 related to the write-off of capitalized aviation research and development costs and approximately $300 related to inventory specific to the aviation antenna. The Company anticipates that the charges would be offset by a termination fee payable by LiveTV; however, LiveTV could dispute the amount of the termination fee and/or refuse to pay it, in which case the Company may incur costs to collect the fee, including potential litigation expenses.

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

Level 1:	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. The Company’s Level 1 assets are investments in money market mutual funds, government agency bonds, corporate notes and certificates of deposit.

Level 2:	Quoted prices for similar assets or liabilities in active markets; or observable prices that are based on observable market data, based on directly or indirectly market-corroborated inputs. The Company’s Level 2 liabilities are interest rate swaps.

Level 3:	Unobservable inputs that are supported by little or no market activity, and are developed based on the best information available given the circumstances. The Company has no Level 3 inputs.

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

The following tables present financial assets and liabilities at March 31, 2011 and December 31, 2010 for which the Company measures fair value on a recurring basis, by level, within the fair value hierarchy:

March 31, 2011	Total	Level 1	Level 2	Level 3	Valuation Technique
Assets
Money market mutual funds	$12,573	$12,573	$—	$—	(a	)
Government agency bonds	12,020	12,020	—	—	(a	)
Corporate notes	2,913	2,913	—	—	(a	)
Certificates of deposit	2,587	2,587	—	—	(a	)

Liabilities
Interest rate swaps	$195	$—	$195	$—	(d	)

December 31, 2010	Total	Level 1	Level 2	Level 3	Valuation Technique
Assets
Money market mutual funds	$14,607	$14,607	$—	$—	(a	)
Government agency bonds	11,021	11,021	—	—	(a	)
Certificates of deposit	2,572	2,572	—	—	(a	)
Corporate notes	1,866	1,866	—	—	(a	)

Liabilities
Interest rate swaps	$243	$—	$243	$—	(d	)

Certain financial instruments are carried at cost on the consolidated balance sheets, which approximates fair value due to their short-term, highly liquid nature. These instruments include cash and cash equivalents, accounts receivable, accounts payable and accrued expenses.

(14) Business and Credit Concentrations

Significant portions of the Company’s net sales are as follows:

	Three months ended March 31,
	2011	2010
Net sales to foreign customers outside the U.S. and Canada	28.3%	41.6%
Net sales to Customer A	*	17.0%
Net sales to Customer B	*	10.7%

Net sales to Customer A accounted for less than 10% of the Company’s net sales for the three months ended March 31, 2011 and approximately 17% of the Company’s net sales for the three months ended March 31, 2010.

Net sales to Customer B accounted for less than 10% of the Company’s net sales for the three months ended March 31, 2011 and approximately 11% of the Company’s net sales for the three months ended March 31, 2010.

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

As required by ASC Topic 815, Derivatives and Hedging, the Company records all derivatives on the balance sheet at fair value. As of March 31, 2011, the fair value of the derivatives is included in other accrued liabilities and the unrealized gain is included in other comprehensive (loss) income.

As of March 31, 2011, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivatives	Notional (in thousands)	Liability	Effective Date	Maturity Date	Index	Strike Rate
Interest rate swap	$1,889	87	April 1, 2010	April 1, 2019	1-month LIBOR	5.91%
Interest rate swap	$1,889	107	April 1, 2010	April 1, 2019	1-month LIBOR	6.07%

(16) Subsequent Event

In April 2011, the Company, under an agreement with an outside developer, began construction of a new manufacturing facility near its Middletown location. The total cost of the construction, including land, building and equipment setup, is estimated to be between $12,000 and $14,000. The Company anticipates financing up to $12,000 of this construction project.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The statements included in this quarterly report on Form 10-Q, other than statements of historical fact, are forward-looking statements. Examples of forward-looking statements include statements regarding our future financial results, operating results, business strategies, projected costs, products, competitive positions and plans, customer preferences, consumer trends, anticipated product development, and objectives of management for future operations. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” or the negative of these terms or other comparable terminology. Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed in the section entitled “Risk Factors” in Item 1A of Part II of this quarterly report. These and many other factors could affect our future financial and operating results, and could cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by us or on our behalf. For example, our expectations regarding certain items as a percentage of sales assume that we will achieve our anticipated sales goals. The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this report.

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

Our mobile communications service sales include sales earned from satellite voice and Internet airtime services, engineering services provided under development contracts, sales from product repairs, certain DIRECTV and DISH Network account subsidies and referral fees earned in conjunction with the sale of our products and extended warranty sales. We provide, for monthly fixed and usage fees, satellite connectivity sales from broadband Internet, data and Voice over Internet Protocol (VoIP) service to our TracPhone V-series customers. We also earn monthly usage fees for third-party satellite connectivity for voice, data and Internet services to our Inmarsat TracPhone customers who choose to activate their subscriptions with us. Under current DIRECTV and DISH Network programs, we are eligible to receive a one-time subsidy for each DIRECTV receiver activated for service and a new mobile account activation fee from DIRECTV and DISH Network for each customer who activates their DIRECTV or DISH Network service directly through us.

Our guidance and stabilization service sales include engineering services provided under development contracts, product repairs and extended warranty sales.

We generate sales primarily from the sale of our mobile satellite systems and services and our guidance and stabilization products and services. The following table provides, for the periods indicated, our sales by industry category:

	Three months ended March 31,
	2011	2010
	(in thousands)
Mobile communications	$15,715	$16,062
Guidance and stabilization	8,694	11,920

Sales	$24,409	$27,982

We have historically derived a substantial portion of our sales from sales to customers located outside the United States. Notes 9 and 14 of the notes to the consolidated financial statements provide information regarding our sales to specific geographic regions.

Critical Accounting Policies and Significant Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, sales and expenses, and related disclosure at the date of our financial statements. Our significant accounting policies are summarized in note 1 of the notes to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2010.

As described in our Form 10-K for the year ended December 31, 2010, our most critical accounting policies and estimates upon which our consolidated financial statements were prepared were those relating to revenue recognition, allowances for accounts receivable, inventories, income taxes and deferred income tax assets and liabilities, warranty, stock-based compensation, goodwill and intangible assets and contingencies. We have reviewed our policies and estimates and determined that these remain our most critical accounting policies and estimates for the quarter ended March 31, 2011.

Readers should refer to our 2010 Form 10-K under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Significant Estimates” for the detailed descriptions of these policies.

Results of Operations

The following table provides, for the periods indicated, certain financial data expressed as a percentage of net sales:

	Three months ended March 31,
	2011	2010
Sales:
Product	77.4%	85.9%
Service	22.6	14.1

Net sales	100.0	100.0

Cost and expenses:
Costs of product sales	43.1	46.9
Costs of service sales	19.7	10.9
Sales, marketing and support	21.3	16.1
Research and development	12.2	9.2

	Three months ended March 31,
	2011	2010
General and administrative	12.0	8.5

Total costs and expenses	108.3	91.6

(Loss) income from operations	(8.3)	8.4
Interest income	0.3	0.3
Interest expense	0.2	0.0
Other income, net	0.0	0.1

(Loss) income before income tax benefit (expense)	(8.2)	8.8
Income tax expense benefit (expense)	1.9	(1.4)

Net (loss) income	(6.3)%	7.4%

Three Months Ended March 31, 2011 and 2010

Net Sales

Product sales for the three months ended March 31, 2011 decreased $5.2 million, or 21%, to $18.9 million from $24.0 million for the three months ended March 31, 2010. The primary reason for the decrease was a $3.0 million, or 27%, decrease in sales of our guidance and stabilization products. Specifically, sales of our FOG products decreased $3.2 million, or 34%, driven largely by decreased sales in support of remotely operated weapons station programs as the industry awaits updates on the U.S. Army’s plans for its next procurement of remote weapon systems under the Common Remotely Operated Weapon Station program. This decrease in FOG product sales was partially offset by an increase in sales of our TACNAV defense products of $0.3 million or 16% as compared to the three months ended March 31, 2010. Although we expect that FOG sales will continue to grow over the long term, sales on a quarter to quarter basis could be very uneven. Largely as a result of uncertainty regarding future remotely operated weapons stations programs, we expect our FOG sales to decline in 2011 from 2010.

Mobile communication product sales for the three months ended March 31, 2011 decreased $2.1 million, or 17%, to $10.5 million from $12.6 million for the three months ended March 31, 2010. The primary reason for the decrease was a $2.9 million decrease in sales of our satellite television antenna used on narrowbody commercial aircraft. We began shipping this antenna to LiveTV in the second quarter of 2009. The status of our aeronautical satellite television antenna business is in flux at this time as LiveTV has asked us to postpone deliveries again under our contract. We were unable to reach agreement with LiveTV on delivery dates and, as a result, we believe that the contract terminated. LiveTV disputes our interpretation and we are continuing to negotiate regarding the contract and the placement of orders. However, we cannot be certain that our negotiations will lead to new orders. The decrease in LiveTV product sales was partially offset by an increase in sales of our marine communications products of $0.5 million or 6%, driven primarily by demand for our TracPhone V7 product and sales from our Norwegian subsidiary, which was acquired in September 2010. In addition, sales of our land mobile products increased $0.3 million, or 21%, driven primarily by increased sales to original equipment manufacturers in the recreational vehicle market. Partially offsetting the increase in marine product sales was a decrease in satellite television product sales. We expect a decline in 2011 from 2010 in leisure marine and recreational vehicle satellite television product sales, due to what we believe is renewed weakness in general consumer confidence driven by the expectation of rising fuel costs and declining new boat and recreational vehicle sales.

Mobile communication product sales originating from the Americas decreased $2.2 million, or 25%, from the three months ended March 31, 2010 to the three months ended March 31, 2011. Mobile communications product sales originating from our European and Asian subsidiaries increased $0.1 million, or 2%, from the three months ended March 31, 2010 to the three months ended March 31, 2011.

Service sales for the three months ended March 31, 2011 increased $1.6 million, or 40%, to $5.5 million from $3.9 million for the three months ended March 31, 2010. The primary reason for the increase was a $1.7 million increase in airtime sales for our mini-VSAT Broadband service. Partially offsetting this increase was a decline of $0.2 million in service repair sales, related to a decline in guidance and stabilization product repairs.

Costs of Sales

For the three months ended March 31, 2011, costs of product sales decreased by $2.6 million, or 20%, to $10.5 million from $13.1 million for the three months ended March 31, 2010. The primary reason for the decrease was the decrease in sales of FOG and aeronautical products discussed above.

Costs of service sales increased by $1.7 million, or 57%, to $4.8 million for the three months ended March 31, 2011 from $3.1 million for the three months ended March 31, 2010. The primary reason for the increase was a $1.7 million increase in airtime costs of sales for our mini-VSAT Broadband service primarily as a result of increased costs related to the build out and operation of the network and support infrastructure for our mini-VSAT Broadband service.

Gross margin from product sales for the three months ended March 31, 2011 decreased to 44% from 45% in the year-ago period. The primary reason for the decrease in gross margin was a 27% decrease in our relatively higher margin guidance and stabilization product sales and a 17% decrease in our mobile communication product sales, resulting in decreased utilization of production capacity for guidance and stabilization and mobile communications products.

Gross margin from service sales for the three months ended March 31, 2011 decreased to 13% from 23% in the year-ago period. The deterioration in our gross margin from service sales was primarily attributable to increased costs related to the build out and operation of the network and support infrastructure for our mini-VSAT Broadband service. Although we have now completed the build out of the initial global network, we do expect future cost increases as capacity may need to be expanded for growth in the number of active accounts as well as expansion into new coverage areas.

Operating Expenses

Sales, marketing and support expense for the three months ended March 31, 2011 increased by $0.7 million, or 16% to $5.2 million from $4.5 million for the three months ended March 31, 2010. The primary reasons for the increase in 2011 were a $0.3 million increase in U.S.-based employee compensation for sales, marketing and support, primarily in connection with the global expansion of our mini-VSAT Broadband satellite communication service and a $0.3 million increase in sales, marketing and support expense related to our Norwegian and Singaporean subsidiaries, which were acquired or incorporated during 2010. Also contributing to the increase was a $0.2 million increase in commission expense primarily as a result of the increase in mini-VSAT Broadband service sales discussed above, and a $0.1 million increase in facility expenditures allocated to the sales, marketing and support department. Partially offsetting the increase was a $0.2 million decrease in warranty expense. As a percentage of sales, sales, marketing and support expense increased during the quarter ended March 31, 2011 to 21% from 16% for the quarter ended March 31, 2010, due primarily to the decrease in guidance and stabilization and aeronautical product sales discussed above.

Research and development expense for the three months ended March 31, 2011 increased by $0.4 million, or 15%, to $3.0 million from $2.6 million for the three months ended March 31, 2010. The primary reason for the increase in 2011 expense was an increase in engineering-related employee compensation, consulting and material costs, primarily in connection with the general increase in development of all products and specifically of our TracPhone V3, which began shipments in the second quarter of 2011. As a percentage of sales, research and development expense increased during the quarter ended March 31, 2011 to 12% from 9% for the quarter ended March 31, 2010, due primarily to the decrease in guidance and stabilization and aeronautical product sales discussed above.

General and administrative expense for the three months ended March 31, 2011 increased by $0.6 million, or 24%, to $2.9 million from $2.4 million for the three months ended March 31, 2010. The primary reason for the increase in 2011 expense was due to a $0.2 million increase in general and administrative expenses related to our Norwegian subsidiary, which was acquired in September 2010. Also contributing to the increase were a $0.2 million increase in stock compensation expense and a $0.1 million increase in facility expenditures allocated to the general and administrative department. As a percentage of sales, general and administrative expense increased during the quarter ended March 31, 2011 to 12% from 8% for the quarter ended March 31, 2010, due primarily to the decrease in guidance and stabilization and aeronautical product sales discussed above.

Interest Income and Other Expense

Interest income and other expense for the three months ended March 31, 2011 was not material, which was consistent with interest income and other expense for the three months ended March 31, 2010.

Income Tax (Benefit) Expense

Income tax expense for the three months ended March 31, 2011 decreased by $0.9 million to a $0.5 million tax benefit from $0.4 million tax expense for the three months ended March 31, 2010. The primary reason for the decrease in 2011 was our $2.0 million pre-tax loss.

Liquidity and Capital Resources

We have historically funded our operations primarily from operating cash flows, net proceeds from public and private equity offerings, bank financings and proceeds received from exercises of stock options. As of March 31, 2011, we had $35.4 million in cash, cash equivalents and marketable securities and $60.3 million in working capital.

Net cash used in operations was $1.1 million for the three months ended March 31, 2011 as compared to net cash provided by operations of $1.5 million for the three months ended March 31, 2010. The decrease is primarily due to a $3.6 million decrease in net income as well as a $2.6 million increase in cash outflows related to accounts payable and accrued expenses and a $0.5 million increase in cash outflows due to increased inventory levels. The increase in cash outflows was partially offset by a $3.4 million increase in cash inflows attributable to accounts receivable and a $0.5 million decrease in cash outflows related to prepaid expenses and other assets.

Net cash used in investing activities was $0.8 million for the three months ended March 31, 2011 as compared to $2.6 million for the three months ended March 31, 2010. The decrease in cash outflows is primarily due to a $1.0 million decrease in our net investment in marketable securities as well as a $0.8 million decrease in capital expenditures.

Net cash used in financing activities was negligible for the three months ended March 31, 2011 as compared to net cash provided by financing activities of $0.7 million for the three months ended March 31, 2010. The decrease is primarily due to a $0.5 million decrease in proceeds from exercises of stock options and purchases of shares under our employee stock purchase plan. Also contributing to the decrease in net cash provided by financing activities was a $0.1 million increase in payments of employee restricted stock tax withholdings.

On April 6, 2009, we entered into a mortgage loan in the amount of $4.0 million related to our headquarters facility in Middletown, Rhode Island. The loan term is 10 years, with a principal amortization of 20 years, and the interest rate will be a rate per year adjusted periodically based on a defined interest period equal to the BBA LIBOR Rate plus 2.25 percentage points. Land, building and improvements with an approximate carrying value of $5.0 million as of March 31, 2011 secure the mortgage loan. The monthly mortgage payment is approximately $9,900 plus interest and increases in increments of approximately $600 each year throughout the life of the mortgage. Due to the difference in the term of the loan and amortization of the principal, a balloon payment of $2.6 million is due on April 1, 2019. The loan contains one financial covenant, a Fixed Charge Coverage Ratio, which applies in the event that our consolidated cash, cash equivalents and marketable securities balance falls below $25.0 million at any time. As our consolidated cash, cash equivalents and marketable securities balance was above $25.0 million throughout the three months ended March 31, 2011, the Fixed Charge Coverage Ratio did not apply. Under the mortgage loan we may prepay our outstanding loan balance subject to certain early termination charges as defined in the mortgage loan agreement. If we were to default on our mortgage loan, the land, building and improvements would be used as collateral. As discussed in note 15 to the consolidated financial statements, effective April 1, 2010, in order to reduce the volatility of cash outflows that arise from changes in interest rates, we entered into two interest rate swap agreements that are intended to hedge our mortgage interest obligations by fixing the interest rates specified in the mortgage loan to 5.91% for half of the principal amount outstanding and 6.07% for the remaining half of the principal amount outstanding as of April 1, 2010 until the mortgage loan expires on April 16, 2019.

Currently, we have a revolving loan agreement with a bank that provides for a maximum available credit of $15.0 million and will expire on December 31, 2011. We pay interest on any outstanding amounts at a rate equal to, at our option, BBA LIBOR Daily Floating Rate plus 1.75%, or the Eurodollar Rate plus 1.75%. The line of credit contains two financial covenants, a Leverage Ratio and a Fixed Charge Coverage Ratio, that apply in the event that our consolidated cash, cash equivalents and marketable securities balance falls below $25.0 million at any time. As our consolidated cash, cash equivalents and marketable securities balance was above $25.0 million throughout the three months ended March 31, 2011, the Leverage Ratio and Fixed Charge Coverage Ratio did not apply. We may terminate the loan agreement prior to its full term without penalty, provided we give 30 days advance written notice to the bank. As of March 31, 2011, no borrowings were outstanding under the facility.

On November 26, 2008, our Board of Directors authorized a program to repurchase up to one million shares of our common stock. The share repurchase program is funded using our existing cash, cash equivalents, marketable securities and future cash flows. As of March 31, 2011, there were 798,676 shares that may yet be purchased under this program. We did not repurchase any shares of our common stock during the three months ended March 31, 2011 under the program.

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

In April 2011, under an agreement with an outside developer, we began construction of a new manufacturing facility near our Middletown location. The total cost of the construction, including land, building and equipment setup, is estimated to be between $12 and $14 million. We anticipate financing up to $12 million of this construction project and using our existing cash and cash equivalents to fund any remaining costs.

We believe that the $35.4 million we hold in cash, cash equivalents and marketable securities, together with our other existing working capital and cash flows from operations, will be adequate to meet planned operating and capital requirements through at least the next twelve months. However, as the need or opportunity arises, we may seek to raise additional capital through public or private sales of securities or through additional debt financing. There are no assurances that we will be able to obtain any additional funding or that such funding will be available on terms acceptable to us.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk exposure is in the area of foreign currency exchange risk. We are exposed to currency exchange rate fluctuations related to our subsidiary operations in Brazil, Denmark, Norway and Singapore. Certain transactions in these locations are made in the local currency, yet are reported in the U.S. dollar, the functional currency. For foreign currency exposures existing at March 31, 2011, a 10% unfavorable movement in the foreign exchange rates for our subsidiary locations would not expose us to material losses in earnings or cash flows.

From time to time, we purchase foreign currency forward contracts generally having durations of no more than five months. These forward contracts are intended to offset the impact of exchange rate fluctuations on cash flows of our foreign subsidiaries. Foreign exchange contracts are accounted for as cash flow hedges and are recorded on the balance sheet at fair value until executed. Changes in the fair value are recognized in earnings. We did not enter into any such contracts during the three months ended March 31, 2011.

The primary objective of our investment activities is to preserve principal and maintain liquidity, while at the same time maximize income. We have not entered into any instruments for trading purposes. Some of the securities that we invest in may have market risk. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities that can include United States treasuries, certificates of deposit, investment grade asset-backed corporate securities, money market mutual funds and government agency and non-government debt securities. As of March 31, 2011, a hypothetical 100 basis-point increase in interest rates would have resulted in an immaterial decrease in the fair value of our investments that had maturities of greater than one year. Due to the conservative nature of our investments and the relatively short duration of their maturities, we believe interest rate risk is substantially mitigated. As of March 31, 2011, 61% of the $30.1 million classified as available-for-sale marketable securities will mature or reset within one year. Accordingly, long-term interest rate risk is not considered material. We did not invest in any financial instruments denominated in foreign currencies as of March 31, 2011.

To the extent that we borrow against our variable-rate credit facility, we will be subject to interest rate risk. There were no borrowings outstanding at March 31, 2011.

As previously discussed in note 15 to the consolidated financial statements, effective April 1, 2010, in order to reduce the volatility of cash outflows that arise from changes in interest rates, we entered into two interest rate swap agreements. These interest rate swap agreements are intended to hedge our mortgage loan related to our headquarters facility in Middletown, Rhode Island by fixing the interest rates specified in the mortgage loan to 5.91% for half of the principal amount outstanding and 6.07% for the remaining half of the principal amount outstanding as of April 1, 2010 until the mortgage loan expires on April 16, 2019.

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

Under the supervision and with the participation of our CEO and CFO, our management has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this interim report. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2011.

Evaluation of Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of our CEO and CFO, our management has evaluated our internal control over financial reporting during the first quarter of 2011. Based on that evaluation, our CEO and CFO did not identify any change in our internal control over financial reporting during the first quarter of 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our revenues and results of operations have been and may continue to be adversely impacted by worldwide economic turmoil, credit tightening, high fuel prices and associated declines in consumer spending.

Worldwide economic conditions have experienced a significant downturn over the last two to three years, including slower economic activity, tightened credit markets, inflation and deflation concerns, increased fuel prices, decreased consumer confidence, reduced corporate profits, reduced or canceled capital spending, adverse business conditions and liquidity concerns. These conditions make it difficult for businesses, governments and consumers to accurately forecast and plan future activities. Governments are experiencing significant declines in tax receipts, which may cause them to curtail spending significantly or reallocate funds away from defense programs. For example, sales of our FOG products declined 34% from the three months ended March 31, 2010 to the three months ended March 31, 2011. There can be no assurances that government responses to the disruptions in the economy will remedy these problems. As a result of these and other factors, customers could slow or suspend spending on our products and services. We may also incur increased credit losses and need to increase our allowance for doubtful accounts, which would have a negative impact on our earnings and financial condition. We cannot predict the timing, duration or ultimate impact of this downturn. We expect our business to continue to be adversely impacted by this downturn.

Net sales of our mobile communications products are largely generated by discretionary consumer spending, and demand for these products may demonstrate slower growth or decline as a result of continuing weak regional and global economic conditions. Consumer spending tends to decline during recessionary periods and may decline at other times. For example, sales of those products declined 17% from the three months ended March 31, 2010 to the three months ended March 31, 2011. Some consumers have chosen not to purchase our mobile communications products due to a perception that they are luxury items, and this trend may increase. As global and regional economic conditions change, including the general level of interest rates, fluctuating oil prices and demand for durable consumer products, demand for our products could continue to be materially and adversely affected.

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

Our mobile communications products historically have had lower product gross margins than our guidance and stabilization products. During the years ended December 31, 2009 and 2010, we experienced a significant increase in sales of our guidance and stabilization products, primarily due to an increase in our FOG product sales. However, during the first quarter of 2011, we experienced a 27% decline in sales of our guidance and stabilization products. A shift in our product sales mix toward mobile communications products would likely cause lower gross margins in the future, especially if driven by reduced demand.

We must generate a certain level of sales of the TracPhone V7, TracPhone V3 and our mini-VSAT Broadband service in order to improve our service gross margins.

As a result of our continued build-out of the mini-VSAT Broadband network infrastructure, our cost of service sales includes certain fixed costs that do not vary with the volume of service sales. These fixed costs are increasing as we expand our network across the globe and we have an extremely limited ability to reduce these fixed costs in the short term. If sales of our TracPhone V7, TracPhone V3 and the mini-VSAT Broadband service do not generate the level of revenue that we expect or decline, our service gross margins may remain below historical levels or decline. For example, our overall service gross margin, which also includes product repair sales, Inmarsat airtime sales, and contracted engineering sales, declined from 23% for the three months ended March 31, 2010 to 13% for the three months ended March 31, 2011. The failure to improve our mini-VSAT Broadband service gross margins would have a material adverse effect on our overall profitability.

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

These factors can cause substantial fluctuations in sales of our FOG and TACNAV products from period to period. For example, sales of our FOG products increased $11.4 million, or 39%, from 2009 to 2010 driven largely by increased sales for commercial applications, such as surveying and optical stabilization, and a range of government and defense applications, including weapons stabilization. However, sales of our FOG products decreased $3.2 million or 34% from the first quarter of 2010 to the first quarter of 2011. The Obama administration and Congress may change defense spending priorities, either in conjunction with the decision to commence troop withdrawals from Iraq and Afghanistan or for other reasons. Moreover, government customers and their contractors can generally cancel orders for our products for convenience or decline to exercise previously disclosed contract options. Even under firm orders with government customers, funding must often be appropriated in the budget process in order for the government to complete the contract. The cancellation of or failure to fund orders for our products could further reduce our net sales and results of operations. For example, our contract award from the U.S. Coast Guard for our mini-VSAT Broadband service does not impose any minimum order quantity, and the U.S. Coast Guard could order substantially fewer products and services than we anticipate.

Sales of our fiber optic gyro systems and TACNAV products generally consist of a few large orders, and the delay or cancellation of a single order could substantially reduce our net sales.

KVH products sold to customers in the defense industry are purchased through orders that can generally range in size from several hundred thousand dollars to more than one million dollars. For example, in March 2011, we received a $2.7 million fiber optic gyro products order and in April 2011, we also received a $3.7 million TACNAV products order. As a result, the delay or cancellation of a single order could materially reduce our net sales and results of operations. We periodically experience repeated and unanticipated delays in defense orders, which make our revenues and operating results less predictable. Because our guidance and stabilization products typically have relatively higher product gross margins than our mobile communications products, the loss of an order for guidance and stabilization products could have a disproportionately adverse effect on our results of operations.

Only a few customers account for a substantial portion of our guidance and stabilization revenues, and the loss of any of these customers could substantially reduce our net sales.

We derive a significant portion of our guidance and stabilization revenues from a small number of customers, most of whom are contractors for the U.S. Government. Our top four guidance and stabilization customers in 2011 accounted for approximately 22% of our net sales during the first quarter of 2011. The loss of business from any of these customers could substantially reduce our net sales and results of operations and could seriously harm our business. Since we are often awarded a contract as a subcontractor to a major defense supplier that is engaged in a competitive bidding process as prime contractor for a major weapons procurement program, our revenues depend significantly on the success of the prime contractors with which we align ourselves. We currently have product orders from our largest remote weapon systems customer that extend into the third quarter of 2011.

The future of our aviation business is uncertain.

In February 2008, we entered into a $20.1 million long-term antenna development and production agreement with LiveTV that in 2009 was increased to $20.9 million. Under the terms of the agreement with LiveTV, we manufacture a satellite television antenna for use on narrowbody commercial aircraft operating in the United States. We began shipment of the antennas in the second quarter of 2009.

The status of this production agreement is uncertain at this time as LiveTV has asked us to postpone deliveries again under the contract. We were unable to reach agreement with LiveTV on delivery dates and, as a result, we believe that the contract has terminated. LiveTV disputes this interpretation and we are continuing to negotiate regarding the contract and the placement of orders. However, we cannot be certain that these negotiations will lead to new orders. If we are unable to reach agreement with LiveTV regarding the placement of new orders, we would record a charge of approximately $3.2 million related to the write-off of capitalized aviation research and development costs and inventory specific to the aviation antenna. We anticipate that the charges would be offset by a termination fee payable by LiveTV; however, LiveTV could dispute the amount of the termination fee and/or refuse to pay it, in which case we may incur costs to collect the fee, including potential litigation expenses.

If we receive no orders from LiveTV, our future net sales and results of operations would be negatively impacted, as we currently do not have another customer in the aviation market.

Our mobile satellite products currently depend on satellite services and facilities provided by third parties, and a disruption in those services could adversely affect sales.

Our satellite products include only the equipment necessary to utilize satellite services; we do not broadcast satellite television programming or own the satellites to directly provide two-way satellite communications. We currently offer satellite television products compatible with the DIRECTV and DISH Network services in the United States, the Bell TV service in Canada, the Sky Mexico service and various other regional satellite TV services in other parts of the world.

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

We rely upon spread spectrum communications technology developed by ViaSat and transmitted by third-party satellite providers to permit two-way broadband Internet via our 24-inch diameter TracPhone V7 antenna and our 14.5-inch diameter TracPhone V3 antenna, which commenced shipping during the second quarter of 2011, and any disruption in the availability of this technology could adversely affect sales.

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

Deployment of the initial mini-VSAT Broadband service has required significant capital investment and initial network costs of service, as well as operating expenses that may not be recouped if we fail to meet the subscriber levels necessary to cover those costs on an ongoing basis.

It is our intent to continue to invest in and deploy the mini-VSAT Broadband network on a global basis in cooperation with ViaSat under the terms of a 10-year agreement announced in July 2008. As part of the coverage expansion, we agreed to acquire satellite capacity from Ku-band satellite operators and we expect to purchase new regional satellite hubs from ViaSat. Each satellite hub represents a substantial capital investment. During the initial deployment period, we have incurred a substantial increase in costs associated with the build out of the mini-VSAT Broadband global infrastructure and support capability and may continue to incur an increase in costs if we pursue expanded coverage in the future. In the short term, KVH and ViaSat will be covering the operational cost per transponder access until sufficient subscribers join the network and allow us to reach acceptable gross margin levels relating to our transponder and other network service costs, which may not occur. We currently estimate that, on average, it will require at least nine months to reach the breakeven point for a discrete region, i.e., offsetting these incremental network costs, once the service is turned on for a new coverage region. However, certain regions that are essential for our global coverage may exceed this time period before being profitable or may not be profitable. In addition, should an insufficient number of subscribers activate within a region, our operations may continue below the breakeven level for a longer duration and adversely affect our operating results and cash levels.

High fuel prices, tight credit availability and environmental concerns are adversely affecting sales of our mobile satellite TV and communications products.

Factors such as historically high fuel prices, tight credit and environmental protection laws are continuing to materially and adversely affect sales of larger vehicles and vessels for which our mobile satellite TV and communications products are designed. Many customers finance their purchases of these vehicles and vessels, and tightened credit availability has reduced demand for both these vehicles and vessels and our mobile communications products. Moreover, in the current credit markets, financing for these purchases has been unavailable or more difficult to obtain. The increased cost of operating these vehicles and vessels is adversely affecting and may continue to adversely affect demand for our mobile satellite TV and communications products.

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

We have previously expanded our operations to pursue existing and potential market opportunities, and we are continuing to expand our international operations in connection with the build-out of our mini-VSAT network. This growth placed a strain on our personnel, management, financial and other resources. Although both our guidance and stabilization revenue and our mobile communications revenue increased dramatically in 2010, they have both declined dramatically in earlier periods as well as during the first quarter of 2011 in response to economic conditions, weak consumer demand and other factors. If, in the future, any portion of our business grows more rapidly than we anticipate and we fail to manage that growth properly, we may incur unnecessary expenses, and the efficiency of our operations may decline. If we are unable to adjust our operating expenses on a timely basis in response to changes in revenue cycles, our results of operations may be harmed. To manage changes in our rate of growth effectively, we must, among other things:

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

We are subject to income taxes and other taxes in both the U.S. and the foreign jurisdictions in which we currently operate. The determination of our worldwide provision for income taxes and current and deferred tax assets and liabilities requires judgment and estimation. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. We are subject to regular review and audit by both domestic and foreign tax authorities and to the prospective and retrospective effects of changing tax regulations and legislation. Although we believe our tax estimates are reasonable, the ultimate tax outcome may materially differ from the tax amounts recorded in our consolidated financial statements and may materially affect our income tax benefit or expense, net loss or income, and cash flows in the period in which such determination is made.

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

Our stock price has historically been volatile. During the period from November 1, 2008 to March 31, 2011, the trading price of our common stock ranged from $2.81 to $16.66. Many factors may cause the market price of our common stock to fluctuate, including:

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

We evaluate strategic acquisition opportunities to acquire other businesses as they arise, such as our 2010 acquisition of Virtek Communication. The expenses we incur evaluating and pursuing this and other such acquisitions could have a material adverse effect on our results of operations. For example, we incurred $0.6 million of transaction expenses in 2010 in connection with the Virtek Communication acquisition. If we acquire a business, we may be unable to manage it profitably or successfully integrate its operations with our own. Moreover, we may be unable to realize the financial, operational and other benefits we anticipate from any acquisition. Competition for acquisition opportunities could increase the price we pay for businesses we acquire and could reduce the number of potential acquisition targets. Further, our approach to acquisitions may involve a number of special financial and business risks, such as:

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

On November 26, 2008, our Board of Directors authorized a program to repurchase up to one million shares of our common stock. The repurchase program is funded using our existing cash, cash equivalents, marketable securities and future cash flows. Under the repurchase program, at management’s discretion, we may repurchase shares on the open market from time to time, in privately negotiated transactions or block transactions, or through an accelerated repurchase agreement. The timing of such repurchases depends on availability of shares, price, market conditions, alternative uses of capital, and applicable regulatory requirements. The program may be modified, suspended or terminated at any time without prior notice. The repurchase program has no expiration date. There were no other repurchase programs outstanding during the three months ended March 31, 2011 and no repurchase programs expired during the period.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares That May Yet be Purchased Under the Programs
January 1, 2011 – January 31, 2011	—	—	—	798,676
February 1, 2011 – February 28, 2011	—	—	—	798,676
March 1, 2011 – March 31, 2011	—	—	—	798,676

Total	—	—	—

ITEM 6.	EXHIBITS

Exhibits:

Exhibit No.		Filed with this Form 10-Q	Incorporated by Reference
	Description		Form	Filing Date	Exhibit No.

3.1	Amended and Restated Certificate of Incorporation, as amended		10-Q	August 6, 2010	3.1

3.2	Amended, Restated and Corrected Bylaws of KVH Industries, Inc.		8-K	July 31, 2007	3

4.1	Specimen certificate for the common stock		S-1/A	March 22, 1996	4.1

31.1	Rule 13a-14(a)/15d-14(a) certification of principal executive officer	X

31.2	Rule 13a-14(a)/15d-14(a) certification of principal financial officer	X

32.1	Section 1350 certification of principal executive officer	X

32.2	Section 1350 certification of principal financial officer	X

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 5, 2011

KVH Industries, Inc.

By:	/S/ PATRICK J. SPRATT
Patrick J. Spratt
(Duly Authorized Officer and Chief Financial and Accounting Officer)

Exhibit Index

Exhibit No.		Filed with this Form 10-Q	Incorporated by Reference
	Description		Form	Filing Date	Exhibit No.

3.1	Amended and Restated Certificate of Incorporation, as amended		10-Q	August 6, 2010	3.1

3.2	Amended, Restated and Corrected Bylaws of KVH Industries, Inc.		8-K	July 31, 2007	3

4.1	Specimen certificate for the common stock		S-1/A	March 22, 1996	4.1

31.1	Rule 13a-14(a)/15d-14(a) certification of principal executive officer	X

31.2	Rule 13a-14(a)/15d-14(a) certification of principal financial officer	X

32.1	Section 1350 certification of principal executive officer	X

32.2	Section 1350 certification of principal financial officer	X