Form 10-Q
period 2011-06-30
KVH INDUSTRIES INC \DE\
filed 2011-08-04
CIK 1007587

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2011

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Date	Class	Outstanding shares
August 3, 2011	Common Stock, par value $0.01 per share	14,899,313

KVH INDUSTRIES, INC. AND SUBSIDIARIES

Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

KVH INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts, unaudited)

	June 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$7,924	$7,241
Marketable securities	24,618	30,066
Accounts receivable, net of allowance for doubtful accounts of approximately $582 as of June 30, 2011 and $592 as of December 31, 2010	20,437	18,770
Inventories	17,294	14,765
Prepaid expenses and other assets	2,712	2,734
Deferred income taxes	762	944

Total current assets	73,747	74,520

Property and equipment, less accumulated depreciation of $25,533 as of June 30, 2011 and $23,518 as of December 31, 2010	24,993	23,044
Intangible assets, less accumulated amortization of $295 as of June 30, 2011 and $101 as of December 31, 2010	2,295	2,272
Goodwill	4,846	4,517
Other non-current assets	6,461	5,863
Deferred income taxes	5,289	4,982

Total assets	$117,631	$115,198

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,167	$3,922
Accrued compensation and employee-related expenses	4,140	4,415
Accrued other	4,010	3,590
Accrued product warranty costs	795	887
Deferred revenue	832	1,011
Current portion of long-term debt	127	124

Total current liabilities	15,071	13,949

Other long-term liabilities	1,379	1,263
Long-term debt excluding current portion	3,619	3,684

Total liabilities	20,069	18,896

Commitments and contingencies (notes 3 and 10)
Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 1,000,000 shares; none issued	—	—
Common stock, $0.01 par value. Authorized 30,000,000 shares, 16,114,347 and 15,890,083 shares issued at June 30, 2011 and December 31, 2010; 14,913,023 and 14,688,759 shares outstanding at June 30, 2011 and December 31, 2010, respectively	161	159
Additional paid-in capital	104,707	102,728
Accumulated earnings	1,523	2,867
Accumulated other comprehensive income	642	19
Less: treasury stock at cost, common stock, 1,201,324 shares as of June 30, 2011 and December 31, 2010	(9,471)	(9,471)

Total stockholders’ equity	97,562	96,302

Total liabilities and stockholders’ equity	$117,631	$115,198

See accompanying Notes to Unaudited Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts, unaudited)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Sales:
Product	$24,331	$24,379	$43,215	$48,412
Service	6,241	5,118	11,766	9,067

Net sales	30,572	29,497	54,981	57,479

Costs and expenses:
Costs of product sales	13,482	13,688	24,010	26,809
Costs of service sales	5,095	4,314	9,897	7,371
Sales, marketing and support	5,976	4,738	11,175	9,236
Research and development	2,878	2,500	5,853	5,083
General and administrative	2,550	2,316	5,477	4,681

Total costs and expenses	29,981	27,556	56,412	53,180

Income (loss) from operations	591	1,941	(1,431)	4,299
Interest income	67	92	132	183
Interest expense	57	59	113	82
Other income, net	1	32	15	63

Income (loss) before income taxes	602	2,006	(1,397)	4,463
Income tax (expense) benefit	(412)	3,318	53	2,927

Net income (loss)	$190	$5,324	$(1,344)	$7,390

Per share information:
Net income (loss) per share
Basic	$0.01	$0.37	$(0.09)	$0.52

Diluted	$0.01	$0.36	$(0.09)	$0.50

Number of shares used in per share calculation:
Basic	14,901,495	14,373,414	14,825,091	14,298,305

Diluted	15,199,900	14,770,181	14,825,091	14,738,035

See accompanying Notes to Unaudited Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Six months ended June 30,
	2011	2010
Cash flows from operating activities:
Net (loss) income	$(1,344)	$7,390
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	2,209	1,746
Deferred income taxes	(175)	(3,982)
Provision for doubtful accounts	113	76
Loss on interest rate swaps	36	—
Compensation expense related to awards and employee stock purchase plan	1,826	1,121
Changes in operating assets and liabilities:
Accounts receivable	(1,693)	(2,536)
Inventories	(2,519)	(809)
Prepaid expenses and other assets	30	68
Other non-current assets	(598)	262
Accounts payable	1,263	1,650
Deferred revenue	(150)	42
Accrued expenses	51	1,365
Other long-term liabilities	115	(80)

Net cash (used in) provided by operating activities	(836)	6,313

Cash flows from investing activities:
Capital expenditures	(3,964)	(3,729)
Purchases of marketable securities	(21,557)	(13,805)
Maturities and sales of marketable securities	27,005	10,684

Net cash provided by (used in) investing activities	1,484	(6,850)

Cash flows from financing activities:
Repayments of mortgage loan	(61)	(57)
Proceeds from stock options exercised and employee stock purchase plan	791	2,236
Payment of employee restricted stock withholdings	(625)	(482)
Payment of stock registration fee	(10)	—

Net cash provided by financing activities	95	1,697

Effect of exchange rate changes on cash and cash equivalents	(60)	—
Net increase in cash and cash equivalents	683	1,160
Cash and cash equivalents at beginning of period	7,241	5,871

Cash and cash equivalents at end of period	$7,924	$7,031

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

KVH’s mobile communications service sales include sales earned from satellite voice and Internet airtime services, sales from product repairs, engineering services provided under development contracts, certain DIRECTV and DISH Network account subsidies and referral fees earned in conjunction with the sale of its products and extended warranty sales. KVH provides, for monthly fixed and usage fees, satellite connectivity sales from broadband Internet, data and Voice over Internet Protocol (VoIP) service to its TracPhone V-series customers. KVH also earns monthly usage fees for third-party satellite connectivity for voice, data and Internet services to its Inmarsat TracPhone customers who choose to activate their subscriptions with KVH. Under current DIRECTV and DISH Network programs, KVH is eligible to receive a one-time subsidy for each DIRECTV receiver activated for service and a new mobile account activation fee from DIRECTV and DISH Network for each customer who activates their DIRECTV or DISH Network service directly through KVH.

KVH’s guidance and stabilization service sales include product repairs, engineering services provided under development contracts and extended warranty sales.

(2) Basis of Presentation

The accompanying consolidated financial statements of KVH Industries, Inc. and its wholly owned subsidiaries, KVH Europe A/S, KVH Industries Asia Pte. Ltd., KVH South America Comunicacao Por Satelite Ltda. and KVH Norway (collectively, KVH or the Company), have been prepared in accordance with accounting principles generally accepted in the United States of America. The Company has evaluated all subsequent events through the date of this filing. Given that KVH Europe A/S, KVH Industries Asia Pte. Ltd. and KVH South America Comunicacao Por Satelite Ltda. operate as the Company’s European, Asian and Brazilian international distributors, all of their operating expenses are reflected within sales, marketing and support within the accompanying consolidated statements of operations. KVH Norway, a subsidiary of KVH Europe A/S that was purchased in September 2010, develops and distributes middleware software solutions known as CommBox™ technology, which will be integrated into the Company’s satellite communications products and services. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform with the current year presentation. The consolidated financial statements have not been audited by our independent registered public accounting firm and include all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations, and cash flows for the periods presented. These consolidated financial statements do not include all disclosures associated with annual financial statements and accordingly should be read in conjunction with the Company’s consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed on March 14, 2011 with the Securities and Exchange Commission. The results for the three and six months ended June 30, 2011 are not necessarily indicative of operating results for the remainder of the year.

(3) Significant Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of sales and expenses during the reporting periods. Significant estimates and assumptions by management affect the Company’s revenue recognition, valuation of accounts receivable, valuation of inventory, assumptions used to determine fair value of goodwill and intangible assets, deferred tax assets and related valuation allowance, stock-based compensation, warranty and accounting for contingencies.

Although the Company regularly assesses these estimates, actual results could differ materially from these estimates. Changes in estimates are recorded in the period in which they become known. The Company bases its estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances.

(4) Stock-Based Compensation

The Company recognizes stock-based compensation in accordance with the provisions of Accounting Standards Codification (ASC) 718, Compensation-Stock Based Compensation. Stock-based compensation expense was $873 and $553 for the three months ended June 30, 2011 and June 30, 2010, respectively and $1,826 and $1,121 for the six months ended June 30, 2011 and June 30, 2010, respectively. As of June 30, 2011, there was $2,064 of total unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted-average period of 3.09 years. As of June 30, 2011, there was $4,967 of total unrecognized compensation expense related to restricted stock awards, which is expected to be recognized over a weighted-average period of 2.37 years.

The Company granted 2,500 and 132,500 restricted stock awards to employees under the terms of the Amended and Restated 2006 Stock Incentive Plan during the three and six months ended June 30, 2011, respectively. The restricted stock awards vest ratably over four years from the date of grant subject to the recipient remaining employed through the applicable vesting dates. Compensation expense for restricted stock awards is measured at fair value on the date of grant based on the number of shares granted and the quoted market closing price of the Company’s common stock. Such value is recognized as expense over the vesting period of the award, net of estimated forfeitures.

The Company also granted 10,000 and 260,000 stock options to employees under the terms of the Amended and Restated 2006 Stock Incentive Plan and The Amended and Restated 2003 Incentive and Nonqualified Stock Option Plan during the three and six months ended June 30, 2011, respectively.

The fair value of stock options granted for the six months ended June 30, 2011 was estimated as of the date of grant using the Black-Scholes option-pricing model. There were no options granted during the three and six months ended June 30, 2010. The weighted-average fair value per share for all options granted during the six months ended June 30, 2011 was $6.88. The weighted-average assumptions used to value options as of their grant date were as follows:

Six months ended June 30, 2011
Risk-free interest rate	1.83%
Expected volatility	59.84%
Expected life (in years)	4.23
Dividend yield	0%

(5) Net Income (Loss) per Common Share

Basic net income (loss) per share is calculated based on the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share incorporates the dilutive effect of common stock equivalent options, warrants and other convertible securities, if any, as determined with the treasury stock accounting method. The Company has excluded certain outstanding stock options and non-vested restricted shares from the calculation of diluted earnings per share for the six months ended June 30, 2011 because the net loss causes these outstanding stock options and non-vested restricted shares to be anti-dilutive. Common stock equivalents related to options and restricted stock awards for 582,553 and 526,313 shares of common stock for the three and six months ended June 30, 2011, respectively, have been excluded from the fully diluted calculation of net income (loss) per share, as inclusion would be anti-dilutive. Common stock equivalents related to options for 15,850 shares of common stock for the three and six months ended June 30, 2010, respectively, have been excluded from the fully diluted calculation of net income per share, as inclusion would be anti-dilutive.

A reconciliation of the basic and diluted weighted average common shares outstanding is as follows:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Weighted average common shares outstanding – basic	14,901,495	14,373,414	14,825,091	14,298,305
Dilutive common shares issuable in connection with stock plans	298,405	396,767	—	439,730

Weighted average common shares outstanding – diluted	15,199,900	14,770,181	14,825,091	14,738,035

(6) Inventories

Inventories are stated at the lower of cost or market using the first-in first-out costing method. Inventories as of June 30, 2011 and December 31, 2010 include the costs of material, labor, and factory overhead. Components of inventories consist of the following:

	June 30, 2011	December 31, 2010
Raw materials	$11,407	$10,191
Work in process	1,372	1,369
Finished goods	4,515	3,205

	$17,294	$14,765

(7) Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes the effects of unrealized gains or losses on available-for-sale marketable securities and currency translation adjustment gains that are separately included in accumulated other comprehensive income within stockholders’ equity as well as unrealized losses on derivatives. The Company’s comprehensive income (loss) for the periods presented is as follows:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Net income (loss)	$190	$5,324	$(1,344)	$7,390
Unrealized gain (loss) on available-for-sale securities	3	3	1	(37)
Currency translation adjustment gain	231	—	901	—
Unrealized loss on derivatives	(84)	(313)	(279)	(313)

Total comprehensive income (loss)	$340	$5,014	$(721)	$7,040

(8) Product Warranty

The Company’s products carry limited warranties that range from one to four years and vary by product. The warranty period begins on the date of retail purchase or lease by the original purchaser. The Company accrues estimated product warranty costs at the time of sale and any additional amounts are recorded when such costs are probable and can be reasonably estimated. Factors that affect the Company’s warranty liability include the number of units sold or leased, historical and anticipated rates of warranty repairs and the cost per repair. Warranty and related costs are reflected within sales, marketing and support in the accompanying statements of operations. As of June 30, 2011 and December 31, 2010, the Company had accrued product warranty costs of $795 and $887, respectively. The following table summarizes product warranty activity during 2011 and 2010:

	Six months ended June 30,
	2011	2010
Beginning balance	$887	$1,084
Charges to expense	233	504
Costs incurred	(325)	(372)

Ending balance	$795	$1,216

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

The following table summarizes information regarding the Company’s operations by geographic segment:

	Sales Originating From
Three months ended June 30, 2011	Americas	Europe and Asia	Total
Mobile communication sales to the United States	$12,969	$—	$12,969
Mobile communication sales to Canada	308	—	308
Mobile communication sales to Europe	107	3,951	4,058
Mobile communication sales to other geographic areas	398	1,310	1,708
Guidance and stabilization sales to the United States	3,405	—	3,405
Guidance and stabilization sales to Canada	2,016	—	2,016
Guidance and stabilization sales to Europe	2,434	—	2,434
Guidance and stabilization sales to other geographic areas	3,674	—	3,674
Intercompany sales	3,039	324	3,363

Subtotal	28,350	5,585	33,935
Eliminations	(3,039)	(324)	(3,363)

Net sales	$25,311	$5,261	$30,572

Segment net income (loss)	$209	$(19)	$190
Depreciation and amortization	$994	$105	$1,099
Total assets	$99,006	$18,625	$117,631

	Sales Originating From
Three months ended June 30, 2010	Americas	Europe and Asia	Total
Mobile communication sales to the United States	$12,595	$—	$12,595
Mobile communication sales to Canada	134	—	134
Mobile communication sales to Europe	213	2,505	2,718
Mobile communication sales to other geographic areas	105	1,106	1,211
Guidance and stabilization sales to the United States	5,108	—	5,108
Guidance and stabilization sales to Canada	1,200	—	1,200
Guidance and stabilization sales to Europe	6,047	—	6,047
Guidance and stabilization sales to other geographic areas	484	—	484
Intercompany sales	2,044	58	2,102

Subtotal	27,930	3,669	31,599
Eliminations	(2,044)	(58)	(2,102)

Net sales	$25,886	$3,611	$29,497

Segment net income	$5,234	$90	$5,324
Depreciation	$912	$8	$920
Total assets	$103,878	$7,017	$110,895

	Sales Originating From
Six months ended June 30, 2011	Americas	Europe and Asia	Total
Mobile communication sales to the United States	$24,036	$—	$24,036
Mobile communication sales to Canada	476	—	476
Mobile communication sales to Europe	203	7,276	7,479
Mobile communication sales to other geographic areas	757	2,010	2,767
Guidance and stabilization sales to the United States	7,383	—	7,383
Guidance and stabilization sales to Canada	4,312	—	4,312
Guidance and stabilization sales to Europe	4,259	—	4,259
Guidance and stabilization sales to other geographic areas	4,269	—	4,269
Intercompany sales	4,618	518	5,136

Subtotal	50,313	9,804	60,117
Eliminations	(4,618)	(518)	(5,136)

Net sales	$45,695	$9,286	$54,981

Segment net loss	$(1,283)	$(61)	$(1,344)
Depreciation and amortization	$1,996	$213	$2,209
Total assets	$99,006	$18,625	$117,631

	Sales Originating From
Six months ended June 30, 2010	Americas	Europe and Asia	Total
Mobile communication sales to the United States	$24,078	$—	$24,078
Mobile communication sales to Canada	370	—	370
Mobile communication sales to Europe	348	5,350	5,698
Mobile communication sales to other geographic areas	349	2,224	2,573
Guidance and stabilization sales to the United States	9,922	—	9,922
Guidance and stabilization sales to Canada	2,124	—	2,124
Guidance and stabilization sales to Europe	11,321	—	11,321
Guidance and stabilization sales to other geographic areas	1,393	—	1,393
Intercompany sales	4,296	122	4,418

Subtotal	54,201	7,696	61,897
Eliminations	(4,296)	(122)	(4,418)

Net sales	$49,905	$7,574	$57,479

Segment net income	$7,108	$282	$7,390
Depreciation	$1,730	$16	$1,746
Total assets	$103,878	$7,017	$110,895

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

(11) Share Buyback Program

On November 26, 2008, the Company’s Board of Directors authorized a program to repurchase up to one million shares of the Company’s common stock. As of June 30, 2011, 798,676 shares of the Company’s common stock remain available for repurchase under the authorized program. The repurchase program is funded using the Company’s existing cash, cash equivalents, marketable securities and future cash flows. Under the repurchase program, the Company, at management’s discretion, may repurchase shares on the open market from time to time, in privately negotiated transactions or block transactions, or through an accelerated repurchase agreement. The timing of such repurchases depends on availability of shares, price, market conditions, alternative uses of capital, and applicable regulatory requirements. The program may be modified, suspended or terminated at any time without prior notice. The repurchase program has no expiration date. There were no other repurchase programs outstanding during the six months ended June 30, 2011 and no repurchase programs expired during the period.

The Company did not repurchase any shares of its common stock in the six months ended June 30, 2011.

(12) Long-Term Aviation Antenna Development and Production Agreement

On February 18, 2008, the Company entered into a $20,055 long-term antenna development and production agreement with LiveTV (the “Agreement”) that was subsequently increased in 2009 to $20,896. Under the terms of the Agreement, the Company designs, develops, and manufactures satellite television antennas for use on narrowbody commercial aircraft operating in the United States. The Company began shipment of the antennas in the second quarter of 2009. As of June 30, 2011, the Company has incurred $4,669 in research and development costs related to this arrangement. In accordance with ASC 730, Research and Development, and the Agreement, these costs are capitalized as they are incurred and then expensed into costs of product sales as antennas are sold in proportion to the number of antennas delivered versus the total contractual antenna production requirement. The Company did not ship any satellite television antennas during the six months ended June 30, 2011. The net amount of $2,868 in remaining capitalized research and development costs are costs that the Company has a contractual right to recover, and are reflected in other non-current assets as of June 30, 2011.

The status of this production agreement is uncertain at this time as LiveTV has asked the Company to postpone deliveries again under the contract. The Company and LiveTV have been unable to reach agreement on delivery dates and, as a result, the Company believes that the contract has terminated. LiveTV disputes this interpretation and the Company is continuing to negotiate regarding the contract and the placement of orders. However, the Company cannot be certain that these negotiations will lead to new orders. The Company has concluded, based on the terms of the contract, that it has the contractual right to recover the remaining capitalized research and development costs, and as a result has continued to capitalize these costs as of June 30, 2011.

If the Company is unable to reach agreement with LiveTV regarding the placement of new orders, it would record a charge of $2,868 related to the write-off of capitalized aviation research and development costs and approximately $200 related to inventory specific to the aviation antenna. The Company anticipates that the charges would be offset by a termination fee payable by LiveTV; however, LiveTV could dispute the amount of the termination fee and/or refuse to pay it, in which case the Company may incur costs to collect the fee, including potential litigation expenses.

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

Level 1:	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. The Company’s Level 1 assets are investments in money market mutual funds, government agency bonds, certificates of deposit and corporate notes.

Level 2:	Quoted prices for similar assets or liabilities in active markets; or observable prices that are based on observable market data, based on directly or indirectly market-corroborated inputs. The Company’s Level 2 liabilities are interest rate swaps.

Level 3:	Unobservable inputs that are supported by little or no market activity, and are developed based on the best information available given the circumstances. The Company has no Level 3 inputs.

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

The following tables present financial assets and liabilities at June 30, 2011 and December 31, 2010 for which the Company measures fair value on a recurring basis, by level, within the fair value hierarchy:

June 30, 2011	Total	Level 1	Level 2	Level 3	Valuation Technique
Assets
Money market mutual funds	$13,564	$13,564	$—	$—	(a	)
Government agency bonds	6,503	6,503	—	—	(a	)
Certificates of deposit	2,476	2,476	—	—	(a	)
Corporate notes	2,075	2,075	—	—	(a	)

Liabilities
Interest rate swaps	$279	$—	$279	$—	(d	)

December 31, 2010	Total	Level 1	Level 2	Level 3	Valuation Technique
Assets
Money market mutual funds	$14,607	$14,607	$—	$—	(a	)
Government agency bonds	11,021	11,021	—	—	(a	)
Certificates of deposit	2,572	2,572	—	—	(a	)
Corporate notes	1,866	1,866	—	—	(a	)

Liabilities
Interest rate swaps	$243	$—	$243	$—	(d	)

Certain financial instruments are carried at cost on the consolidated balance sheets, which approximates fair value due to their short-term, highly liquid nature. These instruments include cash and cash equivalents, accounts receivable, accounts payable and accrued expenses.

(14) Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update 2010-06, “Improving Disclosures about Fair Value Measurements,” which amends ASC 820, “Fair Value Measurements and Disclosures” (ASC 820). This amendment requires new disclosures, including the reasons for and amounts of significant transfers in and out of Levels 1 and 2 fair value measurements and separate presentation of purchases, sales, issuances and settlements in the reconciliation of activity for Level 3 fair value measurements. It also clarified guidance related to determining the appropriate classes of assets and liabilities and the information to be provided for valuation techniques used to measure fair value. This guidance with respect to Level 3 fair value measurements is effective for the Company in its interim and annual reporting periods beginning after December 15, 2010. Adoption of this guidance did not have a significant impact on the determination or reporting of the Company’s financial results.

In December 2010, the FASB issued Accounting Standards Update 2010-29, “Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations.” The amendments in this update clarify the acquisition date that should be used for reporting the pro forma financial information disclosures in Topic 805 when comparative financial statements are presented. The amendments also improve the usefulness of the pro forma revenue and earnings disclosures by requiring a description of the nature and amount of material, nonrecurring pro forma adjustments that are directly attributable to the business combination(s). The amendments in this update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The effects of this guidance will depend on any future acquisitions the Company may complete.

In May 2011, the FASB issued Accounting Standards Update 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS”, which amended ASC 820, “Fair Value Measurements and Disclosures.” This guidance addresses efforts to achieve convergence between U.S. GAAP and International Financial Reporting Standards (IFRS) requirements for measurement of and disclosures about fair value. The amendments are not expected to have a significant impact on companies applying U.S. GAAP. Key provisions of the amendment include: a prohibition on grouping financial instruments for purposes of determining fair value, except when an entity manages market and credit risks on the basis of the entity’s net exposure to the group; an extension of the prohibition against the use of a blockage factor to all fair value measurements (that prohibition currently applies only to financial instruments with quoted prices in active markets); and a requirement that for recurring Level 3 fair value measurements, entities disclose quantitative information about unobservable inputs, a description of the valuation process used and qualitative details about the sensitivity of the measurements. In addition, for items not carried at fair value but for which fair value is disclosed, entities will be required to disclose the level within the fair value hierarchy that applies to the fair value measurement disclosed. This guidance is effective for the Company in its interim and annual reporting periods beginning after December 15, 2011. The Company is currently evaluating the impact that adoption of the guidance will have on the determination and reporting of its financial results.

In June 2011, the FASB issued Accounting Standards Update 2011-05, “Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income,” (ASU 2011-05) which amends current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. Instead, the Company must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. ASU 2011-05 will be effective for public companies during the interim and annual periods beginning after December 15, 2011 with early adoption permitted. The adoption of ASU 2011-05 will not have an impact on the Company’s consolidated financial position, results of operations or cash flows as it only requires a change in the format of the current presentation.

(15) Business and Credit Concentrations

Significant portions of the Company’s net sales are as follows:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Net sales to foreign customers outside the U.S. and Canada	38.8%	35.5%	34.1%	36.5%
Net sales to Customer A	*	19.2%	*	18.1%
Net sales to Customer B	11.2%	*	*	*

*	Represents less than 10% of net sales in the respective period.

(16) Derivative Instruments and Hedging Activities

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

As required by ASC Topic 815, Derivatives and Hedging, the Company records all derivatives on the balance sheet at fair value. As of June 30, 2011, the fair value of the derivatives is included in other accrued liabilities and the unrealized gain is included in other comprehensive income.

As of June 30, 2011, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivatives	Notional (in thousands)	Liability	Effective Date	Maturity Date	Index	Strike Rate
Interest rate swap	$1,873	130	April 1, 2010	April 1, 2019	1-month LIBOR	5.91%
Interest rate swap	$1,873	149	April 1, 2010	April 1, 2019	1-month LIBOR	6.07%

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our mobile communications service sales include sales earned from satellite voice and Internet airtime services, sales from product repairs, engineering services provided under development contracts, certain DIRECTV and DISH Network account subsidies and referral fees earned in conjunction with the sale of our products and extended warranty sales. We provide, for monthly fixed and usage fees, satellite connectivity sales from broadband Internet, data and Voice over Internet Protocol (VoIP) service to our TracPhone V-series customers. We also earn monthly usage fees for third-party satellite connectivity for voice, data and Internet services to our Inmarsat TracPhone customers who choose to activate their subscriptions with us. Under current DIRECTV and DISH Network programs, we are eligible to receive a one-time subsidy for each DIRECTV receiver activated for service and a new mobile account activation fee from DIRECTV and DISH Network for each customer who activates their DIRECTV or DISH Network service directly through us.

Our guidance and stabilization service sales include engineering services provided under development contracts, product repairs and extended warranty sales.

We generate sales primarily from the sale of our mobile satellite systems and services and our guidance and stabilization products and services. The following table provides, for the periods indicated, our sales by industry category:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(in thousands)
Mobile communications	$19,043	$16,658	$34,758	$32,719
Guidance and stabilization	11,529	12,839	20,223	24,760

Sales	$30,572	$29,497	$54,981	$57,479

We have historically derived a substantial portion of our sales from sales to customers located outside the United States. Notes 9 and 15 of the notes to the consolidated financial statements provide information regarding our sales to specific geographic regions.

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

As described in our Form 10-K for the year ended December 31, 2010, our most critical accounting policies and estimates upon which our consolidated financial statements were prepared were those relating to revenue recognition, allowances for accounts receivable, inventories, income taxes and deferred income tax assets and liabilities, warranty, stock-based compensation, goodwill and intangible assets and contingencies. We have reviewed our policies and estimates and determined that these remain our most critical accounting policies and estimates for the quarter ended June 30, 2011.

Readers should refer to our 2010 Form 10-K under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Significant Estimates” for the detailed descriptions of these policies.

Results of Operations

The following table provides, for the periods indicated, certain financial data expressed as a percentage of net sales:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Sales:
Product	79.6%	82.6%	78.6%	84.2%
Service	20.4	17.4	21.4	15.8

Net sales	100.0	100.0	100.0	100.0

Cost and expenses:
Costs of product sales	44.1	46.4	43.7	46.7
Costs of service sales	16.7	14.6	18.0	12.8
Sales, marketing and support	19.6	16.0	20.3	16.1
Research and development	9.4	8.5	10.6	8.8
General and administrative	8.3	7.9	10.0	8.1

Total costs and expenses	98.1	93.4	102.6	92.5

Income (loss) from operations	1.9	6.6	(2.6)	7.5
Interest income	0.2	0.3	0.2	0.3
Interest expense	0.2	0.2	0.2	0.1
Other income, net	0.1	0.1	0.1	0.1

Income (loss) before income taxes	2.0	6.8	(2.5)	7.8
Income tax (expense) benefit	(1.4)	11.2	0.1	5.1

Net income (loss)	0.6%	18.0%	(2.4)%	12.9%

Three Months Ended June 30, 2011 and 2010

Net Sales

Product sales for the three months ended June 30, 2011 remained consistent with product sales for the three months ended June 30, 2010, decreasing less than $0.1 million to $24.3 million from $24.4 million for the three months ended June 30, 2010. Sales of our guidance and stabilization products decreased approximately $0.9 million, or 7%. Specifically, sales of our FOG products decreased $4.5 million, or 42%, driven largely by a slowdown of the U.S. Army’s procurement of Common Remotely Operated Weapon Stations (CROWS) under existing contracts, as the industry awaits updates on the outcome of the U.S. Army procurement for the next CROWS program contract, which is in the presolicitation phase. Although we expect FOG sales will grow over the long term, sales on a quarter to quarter basis could be very uneven. Largely as a result of uncertainty regarding future remotely operated weapons stations programs, we expect our FOG sales to decline in 2011 from 2010. This decrease in FOG product sales during the three months ended June 30, 2011was partially offset by an increase in sales of our TACNAV defense products of $3.7 million, or 301%, as compared to the three months ended June 30, 2010, primarily driven by a $3.4 million international order. Although we expect TACNAV product sales will continue to increase throughout the second half of 2011 as compared to the second half of 2010, we do not expect the increase in TACNAV product sales will be anywhere near such a percentage growth rate realized in the second quarter of 2011. We also anticipate that TACNAV product sales on a quarter-to-quarter basis could continue to be very uneven.

Offsetting the decrease in our guidance and stabilization products was an increase of $0.9 million, or 7% in our mobile communications product sales for the three months ended June 30, 2011 to $12.9 million from $12.1 million for the three months ended June 30, 2010.

The increase was primarily due to an increase in sales of our marine products of $2.3 million, or 25%, driven primarily by demand for our new TracPhone V3 that was released in the second quarter of 2011, as well as increased sales of our TracPhone V7 product and sales of network management products from our Norwegian subsidiary, which was acquired in September 2010. Partially offsetting the increase was a decrease in marine satellite television product sales. We expect a decline in 2011 from 2010 in leisure marine and recreational vehicle satellite television product sales due to what we believe is renewed weakness in general consumer confidence, historically high fuel prices, declining sales of new boats greater than thirty-five feet in length, as well as weakness in recreational vehicle sales. Also offsetting the increase was a $1.5 million decrease in sales of our satellite television antenna used on narrowbody commercial aircraft. We began shipping this antenna to LiveTV in the second quarter of 2009. The status of our aeronautical satellite television antenna business is in flux at this time as LiveTV has asked us to postpone deliveries again under our contract. We were unable to reach agreement with LiveTV on delivery dates and, as a result, we believe that the contract terminated. LiveTV disputes our interpretation and we are continuing to negotiate regarding the contract and the placement of orders. However, we cannot be certain that our negotiations will lead to new orders.

Mobile communications product sales originating from the Americas decreased $0.7 million, or 9%, from the three months ended June 30, 2010 to the three months ended June 30, 2011. Mobile satellite product sales originating from our European and Asian subsidiaries increased $1.6 million, or 44%, from the three months ended June 30, 2010 to the three months ended June 30, 2011.

Service sales for the three months ended June 30, 2011 increased $1.1 million, or 22%, to $6.2 million from $5.1 million for the three months ended June 30, 2010. The primary reason for the increase was a $1.6 million increase in airtime sales for our mini-VSAT Broadband service. Partially offsetting this increase was a decline of $0.4 million in contracted engineering services. The decrease in contracted engineering services is attributed to our decision to concentrate our engineering efforts on initiatives associated with our global roll-out of the mini-VSAT network and our FOG products and de-emphasize non-strategic engineering services requested by customers.

Costs of Sales

For the three months ended June 30, 2011, costs of product sales decreased by $0.2 million, or 2%, to $13.5 million from $13.7 million for the three months ended June 30, 2010. The primary reason for the decrease was the decrease in sales of FOG and aeronautical products discussed above.

Costs of service sales increased by $0.8 million, or 18%, to $5.1 million for the three months ended June 30, 2011 from $4.3 million for the three months ended June 30, 2010. The primary reason for the increase was a $1.3 million increase in airtime costs of sales for our mini-VSAT Broadband service primarily as a result of increased costs related to the build-out and operation of the network and support infrastructure for our mini-VSAT Broadband service. This increase was partially offset by a decrease of $0.5 million in contracted engineering services costs of sales.

Gross margin from product sales for the three months ended June 30, 2011 increased to 45% from 44% in the year-ago period. The primary reason for the increase in gross margin was a 301% increase in our relatively higher margin TACNAV product sales.

Gross margin from service sales for the three months ended June 30, 2011 increased to 18% from 16% in the year-ago period. The increase in our gross margin from service sales was primarily attributable to a $1.6 million increase in airtime sales for our mini-VSAT Broadband service. We expect the gross margin from service sales to continue to improve when and as sales increase in upcoming quarters, as the build-out of the initial global network is now complete. However, we do expect future cost increases as capacity may need to be expanded for growth in the number of active accounts as well as for potential expansion into new coverage areas.

Operating Expenses

Sales, marketing and support expense for the three months ended June 30, 2011 increased by $1.2 million, or 26%, to $6.0 million from $4.7 million for the three months ended June 30, 2010. The primary reasons for the increase in 2011 was a $0.7 million increase in commission expense primarily as a result of a $3.4 million international TACNAV order and as a result of the increase in mini-VSAT Broadband service sales discussed above, and a $0.3 million increase in sales, marketing and support expense related to our Singaporean and Norwegian subsidiaries, which were incorporated or acquired during 2010. Also contributing to the increase was a $0.1 million increase in bad debt expense primarily as a result of one commercial lease customer, and a $0.1 million increase in U.S.-based employee compensation for sales, marketing and support, primarily in connection with the global expansion of our mini-VSAT Broadband satellite communication service. As a percentage of sales, sales, marketing and support expense increased during the quarter ended June 30, 2011 to 20% from 16% for the quarter ended June 30, 2010, due primarily to the increase in commission expense and foreign subsidiaries added in 2010 as discussed above.

Research and development expense for the three months ended June 30, 2011 increased by $0.4 million, or 15%, to $2.9 million from $2.5 million for the three months ended June 30, 2010. The primary reason for the increase in 2011 expense was a $0.3 million decrease in customer-funded engineering costs for contracted engineering services. Also contributing to the increase was a $0.1 million increase in research and development expense related to our Norwegian subsidiary, which was acquired in September 2010. As a percentage of sales, research and development expense increased during the quarter ended June 30, 2011 to 9% from 8% for the quarter ended June 30, 2010, due primarily to the decrease in FOG and aeronautical product sales discussed above.

General and administrative expense for the three months ended June 30, 2011 increased by $0.2 million, or 10%, to $2.6 million from $2.3 million for the three months ended June 30, 2010. The primary reason for the increase in 2011 expense was a $0.2 million increase in general and administrative expenses related to our Norwegian subsidiary, which was acquired in September 2010. Also contributing to the increase was a $0.1 million increase in U.S.-based employee compensation for the general and administrative department. As a percentage of sales, general and administrative expense remained consistent during the quarter ended June 30, 2011 at 8%, approximately equal to the percentage for the quarter ended June 30, 2010.

Income Tax (Expense) Benefit

Income tax expense for the three months ended June 30, 2011 increased $3.7 million to $0.4 million as compared to a $3.3 million tax benefit for the three months ended June 30, 2010. The primary reason for the increase in 2011 was based upon our conclusion in 2010 that $3.3 million of deferred tax asset valuation allowance was no longer required. Also contributing to the increase in income tax expense was a reduction in our annual estimated effective income tax rate in the second quarter of 2011, which resulted in a reduction to the previous tax benefit recorded at a higher estimated income tax rate. The decrease in our annual estimated effective income tax rate was driven by an anticipated decline in leisure marine and recreational vehicle satellite television product sales for the remainder of 2011, as well as our ability to capture additional Rhode Island state tax credits from the construction of our new production facility that began in the second quarter of 2011. We now estimate our effective income tax rate for 2011 will be less than ten percent.

Six Months Ended June 30, 2011 and 2010

Net Sales

Product sales for the six months ended June 30, 2011 decreased by $5.2 million, or 11% to $43.2 million from $48.4 million for the six months ended June 30, 2010. The primary reason for the decrease in 2011 was a decrease in sales of our guidance and stabilization products of $4.0 million, or 17%. Specifically, sales of our FOG products decreased $4.5 million, or 42%, driven largely by a slowdown of the U.S. Army’s procurement of Common Remotely Operated Weapon Stations (CROWS) under existing contracts, as the industry awaits updates on the outcome of the U.S. Army procurement for the next CROWS program contract, which is in the presolicitation phase. This decrease in FOG product sales during the six months ended June 30, 2011 was partially offset by an increase in sales of our TACNAV defense products of $4.0 million, or 134%, as compared to the six months ended June 30, 2010 primarily due to a $3.4 million international order.

Mobile communications product sales for the six months ended June 30, 2011 decreased by $1.2 million, or 5% to $23.4 million from $24.7 million for the six months ended June 30, 2010. The decrease was primarily due to a $4.4 million decrease in sales of our satellite television antenna used on narrowbody commercial aircraft. The decrease in LiveTV product sales was partially offset by an increase in sales of our marine products of $2.8 million, or 16%, driven primarily by demand for our TracPhone V7 and V3 products and sales of our network management products from our Norwegian subsidiary, which was acquired in September 2010. Partially offsetting the increase was a decrease in marine satellite television product sales. Sales of our land mobile satellite products increased $0.3 million, or 11%, driven primarily by increased sales to original equipment manufacturers in the recreational vehicle market.

Mobile communications product sales originating from the Americas decreased $2.9 million, or 17%, from the six months ended June 30, 2010 to the six months ended June 30, 2011. Mobile communications product sales originating from our European and Asian subsidiaries increased $1.7 million, or 22%, from the six months ended June 30, 2010 to the six months ended June 30, 2011.

Service sales for the six months ended June 30, 2011 increased $2.7 million, or 30%, to $11.8 million from $9.1 million for the six months ended June 30, 2010. The primary reason for the increase was a $3.3 million increase in airtime sales for our mini-VSAT Broadband service. Partially offsetting this increase was a decrease of $0.5 million resulting from decreases in contracted engineering services and service repair sales.

Costs of Sales

For the six months ended June 30, 2011, costs of product sales decreased by $2.8 million, or 10%, to $24.0 million from $26.8 million for the six months ended June 30, 2010. The primary reason for the decrease was the decrease in sales of FOG and aeronautical products discussed above.

Costs of service sales increased by $2.5 million, or 34%, to $9.9 million for the six months ended June 30, 2011 from $7.4 million for the six months ended June 30, 2010. The primary reason for the increase was a $3.0 million increase in airtime costs of sales for our mini-VSAT Broadband service primarily as a result of increased costs related to the build-out and operation of the network and support infrastructure for our mini-VSAT Broadband service. This increase was partially offset by a decrease of $0.5 million in contracted engineering services costs of sales.

Gross margin from product sales for the six months ended June 30, 2011 decreased to 44% from 45% in the year-ago period. The primary reason for the decrease in gross margin was the decrease in FOG and aeronautical product sales discussed above.

Gross margin from service sales for the six months ended June 30, 2011 decreased to 16% from 19% in the year-ago period. The deterioration in our gross margin from service sales was primarily attributable to increased costs related to the build-out and operation of the network and support infrastructure for our mini-VSAT Broadband service.

Operating Expenses

Sales, marketing and support expense for the six months ended June 30, 2011 increased by $1.9 million, or 21%, to $11.2 million from $9.2 million for the six months ended June 30, 2010. The primary reason for the increase in 2011 was a $1.0 million increase in commission expense primarily as a result of a $3.4 million international TACNAV order and as a result of the increase in mini-VSAT Broadband service sales discussed above. Also contributing to the increase was a $0.6 million increase in sales, marketing and support expense related to our Singaporean, Norwegian and Brazilian subsidiaries, which were incorporated or acquired during 2010, as well as a $0.4 million increase in U.S.-based employee compensation for sales, marketing and support, primarily in connection with the global expansion of our mini-VSAT Broadband satellite communication service. Partially offsetting the increase was a $0.3 million decrease in warranty expense. As a percentage of sales, sales, marketing and support expense increased during the six months ended June 30, 2011 to 20% from 16% for the six months ended June 30, 2010, due primarily to the decrease in FOG and aeronautical product sales discussed above, as well as the increase in commission expense and foreign subsidiaries added or acquired in 2010 as discussed above.

Research and development expense for the six months ended June 30, 2011 increased by $0.8 million, or 15%, to $5.9 million from $5.1 million for the six months ended June 30, 2010. The primary reason for the increase in 2011 expense was a $0.4 million decrease in customer-funded engineering costs for contracted engineering services. Also contributing to the increase was a $0.2 million increase in research and development expense related to our Norwegian subsidiary, which was acquired in September 2010, and a $0.2 million increase in U.S.-based engineering-related employee compensation, material and consulting costs, primarily in connection with the general increase in development of all products and specifically of our TracPhone V3, which began shipments in the second quarter of 2011. As a percentage of sales, research and development expense increased during the six months ended June 30, 2011 to 11% from 9% for the six months ended June 30, 2010, due primarily to the decrease in FOG and aeronautical product sales discussed above, as well the addition of our Norwegian subsidiary.

General and administrative expense for the six months ended June 30, 2011 increased by $0.8 million, or 17%, to $5.5 million from $4.7 million for the six months ended June 30, 2010. The primary reason for the increase in 2011 expense was a $0.5 million increase in general and administrative expenses related to our Norwegian subsidiary, which was acquired in September 2010. Also contributing to the increase was a $0.3 million increase in U.S.-based employee compensation for the general and administrative department. As a percentage of sales, general and administrative expense increased during the six months ended June 30, 2011 to 10% from 8% for the six months ended June 30, 2010, due primarily to the decrease in FOG and aeronautical product sales discussed above, as well as the addition of our Norwegian subsidiary.

Income Tax Benefit

Income tax benefit for the six months ended June 30, 2011 decreased by $2.9 million to a $0.1 million tax benefit from a $2.9 million tax benefit for the six months ended June 30, 2010. The primary reason for the decrease in 2011 was based upon our conclusion in 2010 that $3.3 million of deferred tax asset valuation allowance was no longer required. Also contributing to the decrease in income tax benefit was a reduction in our annual estimated effective income tax rate in the second quarter of 2011, which resulted in a reduction to the previous tax benefit recorded at a higher estimated income tax rate. The decrease in our annual estimated effective income tax rate was driven by an anticipated decline in leisure marine and recreational vehicle satellite television product sales for the remainder of 2011, as well as our ability to capture additional Rhode Island state tax credits from the construction of our new production facility that began in the second quarter of 2011.

Backlog

Our backlog for all products and services was approximately $16.7 million and $20.8 million on June 30, 2011 and December 31, 2010, respectively. The decrease in backlog of $4.1 million from December 31, 2010 was primarily a result of a decrease in guidance and stabilization orders associated with our TACNAV product, as well as a reduction in fiber optic gyro product orders in support for the U.S. Navy’s MK54 torpedo program.

Backlog consists of orders evidenced by written agreements and specified delivery dates for customers who are acceptable credit risks. We do not include satellite connectivity service sales in our backlog even though many of our satellite connectivity customers have signed annual service contracts providing for a fixed monthly fee. Military orders included in backlog are generally subject to cancellation for the convenience of the customer. When orders are cancelled, we generally recover actual costs incurred through the date of cancellation and the costs resulting from termination. As of June 30, 2011, our backlog included approximately $14.0 million in orders that are subject to cancellation for convenience by the customer. Individual orders for guidance and stabilization products are often large and may require procurement of specialized long-lead components and allocation of manufacturing resources. The complexity of planning and executing larger orders generally requires customers to order well in advance of the required delivery date, resulting in backlog.

Backlog is not a meaningful indicator for predicting revenue in future periods. Commercial resellers for our mobile satellite communications products and legacy products do not carry extensive inventories and rely on us to ship products quickly. Generally due to the rapid delivery of our commercial products, our backlog for those products is not significant.

Liquidity and Capital Resources

We have historically funded our operations primarily from operating cash flows, net proceeds from public and private equity offerings, bank financings and proceeds received from exercises of stock options. As of June 30, 2011, we had $32.5 million in cash, cash equivalents and marketable securities, of which $2.1 million, $0.9 million and $0.6 million in cash equivalents were held in a local currency by our foreign subsidiaries located in Denmark, Brazil and Norway, respectively. There were no marketable securities held by our foreign subsidiaries as of June 30, 2011. As of June 30, 2011, we had $58.7 million in working capital.

Net cash used in operations was $0.8 million for the six months ended June 30, 2011 as compared to net cash provided by operations of $6.3 million for the six months ended June 30, 2010. The decrease is primarily due to an $8.7 million decrease in net income as well as a $1.7 million increase in cash outflows related to accounts payable and accrued expenses, a $1.7 million increase in cash outflows due to increased inventory levels, a $0.9 million increase in cash outflows related to other non-current assets and a $0.2 million increase in cash outflows related to deferred revenue. The increase in cash outflows was partially offset by a $0.8 million increase in cash inflows attributable to accounts receivable and a $0.2 million decrease in cash outflows related to other long-term liabilities.

Net cash provided by investing activities was $1.5 million for the six months ended June 30, 2011 as compared to net cash used in investing activities of $6.9 million for the six months ended June 30, 2010. The increase in cash inflows is primarily due to an $8.6 million decrease in our net investment in marketable securities. This increase in cash inflows was partially offset by a $0.2 million increase in capital expenditures.

Net cash provided by financing activities was $0.1 for the six months ended June 30, 2011 as compared to net cash provided by financing activities of $1.7 million for the six months ended June 30, 2010. The decrease is primarily due to a $1.4 million decrease in proceeds from exercises of stock options and purchases of shares under our employee stock purchase plan. Also contributing to the decrease in net cash provided by financing activities was a $0.1 million increase in payments of employee restricted stock tax withholdings.

On April 6, 2009, we entered into a mortgage loan in the amount of $4.0 million related to our headquarters facility in Middletown, Rhode Island. The loan term is 10 years, with a principal amortization of 20 years, and the interest rate will be a rate per year adjusted periodically based on a defined interest period equal to the BBA LIBOR Rate plus 2.25 percentage points. On June 9, 2011, we entered into an amendment to the mortgage loan, providing for an adjustment of the interest rate from the BBA LIBOR Rate plus 2.25 percentage points to the BBA LIBOR Rate plus 2.00 points. Land, building and improvements with an approximate carrying value of $5.0 million as of June 30, 2011 secure the mortgage loan. The monthly mortgage payment is approximately $10,500 plus interest and increases in increments of approximately $600 each year throughout the life of the mortgage. Due to the difference in the term of the loan and amortization of the principal, a balloon payment of $2.6 million is due on April 1, 2019. The loan contains one financial covenant, a Fixed Charge Coverage Ratio, which applies in the event that our consolidated cash, cash equivalents and marketable securities balance falls below $25.0 million at any time. As our consolidated cash, cash equivalents and marketable securities balance was above $25.0 million throughout the six months ended June 30, 2011, the Fixed Charge Coverage Ratio did not apply. Under the mortgage loan we may prepay our outstanding loan balance subject to certain early termination charges as defined in the mortgage loan agreement. If we were to default on our mortgage loan, the land, building and improvements would be used as collateral. As discussed in note 16 to the consolidated financial statements, effective April 1, 2010, in order to reduce the volatility of cash outflows that arise from changes in interest rates, we entered into two interest rate swap agreements that are intended to hedge our mortgage interest obligations by fixing the interest rates specified in the mortgage loan to 5.91% for half of the principal amount outstanding and 6.07% for the remaining half of the principal amount outstanding as of April 1, 2010 until the mortgage loan expires on April 16, 2019.

We currently have a revolving loan agreement with a bank that provides for a maximum available credit of $15.0 million and will expire on December 31, 2014. We pay interest on any outstanding amounts at a rate equal to the BBA LIBOR Daily Floating Rate plus 1.25%. The line of credit contains two financial covenants, a Liquidity Covenant, which requires us to maintain at least $20.0 million in unencumbered liquid assets, as defined in the loan agreement, and a Fixed Charge Coverage Ratio. As of June 30, 2011, we were not in default of either covenant. Subject to the terms of the agreement and so long as no event of default has occurred, until March 31, 2012, we have the option of converting up to $12 million of revolving loans into one or more term loans at a floating interest rate equal to LIBOR plus 1.75%. We may terminate the loan agreement prior to its full term without penalty, provided we give 30 days advance written notice to the bank. As of June 30, 2011, no borrowings were outstanding under the facility.

On November 26, 2008, our Board of Directors authorized a program to repurchase up to one million shares of our common stock. The share repurchase program is funded using our existing cash, cash equivalents, marketable securities and future cash flows. As of June 30, 2011, there were 798,676 shares that may yet be purchased under this program. We did not repurchase any shares of our common stock during the six months ended June 30, 2011 under the program.

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

We believe that the $32.5 million we hold in cash, cash equivalents and marketable securities, together with our other existing working capital and cash flows from operations, will be adequate to meet planned operating and capital requirements through at least the next twelve months. However, as the need or opportunity arises, we may seek to raise additional capital through public or private sales of securities or through additional debt financing. There are no assurances that we will be able to obtain any additional funding or that such funding will be available on terms acceptable to us.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk exposure is in the area of foreign currency exchange risk. We are exposed to currency exchange rate fluctuations related to our subsidiary operations in Denmark, Norway, Brazil and Singapore. Certain transactions in these locations are made in the local currency, yet are reported in the U.S. dollar, the functional currency. For foreign currency exposures existing at June 30, 2011, a 10% unfavorable movement in the foreign exchange rates for our subsidiary locations would not expose us to material losses in earnings or cash flows.

From time to time, we purchase foreign currency forward contracts generally having durations of no more than five months. These forward contracts are intended to offset the impact of exchange rate fluctuations on cash flows of our foreign subsidiaries. Foreign exchange contracts are accounted for as cash flow hedges and are recorded on the balance sheet at fair value until executed. Changes in the fair value are recognized in earnings. We did not enter into any such contracts during the six months ended June 30, 2011.

The primary objective of our investment activities is to preserve principal and maintain liquidity, while at the same time maximize income. We have not entered into any instruments for trading purposes. Some of the securities that we invest in may have market risk. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities that can include United States treasuries, certificates of deposit, investment grade asset-backed corporate securities, money market mutual funds and government agency and non-government debt securities. As of June 30, 2011, a hypothetical 100 basis-point increase in interest rates would have resulted in an immaterial decrease in the fair value of our investments that had maturities of greater than one year. Due to the conservative nature of our investments and the relatively short duration of their maturities, we believe interest rate risk is substantially mitigated. As of June 30, 2011, 68% of the $24.6 million classified as available-for-sale marketable securities will mature or reset within one year. Accordingly, long-term interest rate risk is not considered material. We did not invest in any financial instruments denominated in foreign currencies as of June 30, 2011.

To the extent that we borrow against our variable-rate credit facility, we will be subject to interest rate risk. There were no borrowings outstanding at June 30, 2011.

As previously discussed in note 16 to the consolidated financial statements, effective April 1, 2010, in order to reduce the volatility of cash outflows that arise from changes in interest rates, we entered into two interest rate swap agreements. These interest rate swap agreements are intended to hedge our mortgage loan related to our headquarters facility in Middletown, Rhode Island by fixing the interest rates specified in the mortgage loan to 5.91% for half of the principal amount outstanding and 6.07% for the remaining half of the principal amount outstanding as of April 1, 2010 until the mortgage loan expires on April 16, 2019.

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

Under the supervision and with the participation of our CEO and CFO, our management has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this interim report. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2011.

Evaluation of Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of our CEO and CFO, our management has evaluated our internal control over financial reporting during the second quarter of 2011. Based on that evaluation, our CEO and CFO did not identify any change in our internal control over financial reporting during the second quarter of 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Worldwide economic conditions have experienced a significant downturn over the last two to five years, including slower economic activity, tightened credit markets, inflation and deflation concerns, increased fuel prices, decreased consumer confidence, reduced corporate profits, reduced or canceled capital spending, adverse business conditions and liquidity concerns. These conditions make it difficult for businesses, governments and consumers to accurately forecast and plan future activities. Governments are experiencing significant declines in tax receipts, which may cause them to curtail spending significantly or reallocate funds away from defense programs. For example, sales of our FOG products declined 38% from the six months ended June 30, 2010 to the six months ended June 30, 2011. There can be no assurances that government responses to the disruptions in the economy will remedy these problems. As a result of these and other factors, customers could slow or suspend spending on our products and services. We may also incur increased credit losses and need to increase our allowance for doubtful accounts, which would have a negative impact on our earnings and financial condition. We cannot predict the timing, duration or ultimate impact of this downturn. We expect our business to continue to be adversely impacted by this downturn.

Net sales of our mobile communications products are largely generated by discretionary consumer spending, and demand for these products may demonstrate slower growth or decline as a result of continuing weak regional and global economic conditions. Consumer spending tends to decline during recessionary periods and may decline at other times. For example, sales of those products declined 5% from the six months ended June 30, 2010 to the six months ended June 30, 2011. The pace of decline could accelerate. Some consumers have chosen not to purchase our mobile communications products due to a perception that they are luxury items, and this trend may increase. As global and regional economic conditions change, including the general level of interest rates, fluctuating oil prices and demand for durable consumer products, demand for our products could continue to be materially and adversely affected.

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

We are actively seeking to increase revenues from the commercial markets for our mini-VSAT Broadband service, particularly shipping companies and other companies that deploy a fleet of vessels. In marketing this service, we offer leasing arrangements for the TracPhone antennas to both commercial and leisure customers. If commercial leases become increasingly popular with our customers, we could face increased risks of default under those leases. Defaults could increase our costs of collection (including costs of retrieving leased equipment) and reduce the amount we collect from customers, which could harm our results of operations. For example, in the second quarter of 2011, we recorded approximately $0.1 million in bad debt expense associated with the bankruptcy liquidation of a commercial lease customer.

Changes in the competitive environment or supply chain issues may require inventory write-downs.

During 2009, we recorded $1.3 million in inventory reserve charges to account for excess inventory that resulted from a substantial decline in customer demand due to the 2008-2009 economic downturn, design changes by our suppliers and increased price competition. During 2010 we wrote off approximately $0.6 million of fully reserved inventory. Market or competitive changes could lead to future charges for excess or obsolete inventory, especially if we are unable to appropriately adjust the supply of material from our vendors.

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

Our mobile communications products historically have had lower product gross margins than our guidance and stabilization products. During the years ended December 31, 2009 and 2010, we experienced a significant increase in sales of our guidance and stabilization products, primarily due to an increase in our FOG product sales. However, during the first half of 2011, we experienced a 17% decline in sales of our guidance and stabilization products. A shift in our product sales mix towards mobile communications products would likely cause lower gross margins in the future, especially if driven by reduced demand.

We must generate a certain level of sales of the TracPhone V7, TracPhone V3 and our mini-VSAT Broadband service in order to improve our service gross margins.

As a result of our continued build-out of the mini-VSAT Broadband network infrastructure, our cost of service sales includes certain fixed costs that do not generally vary with the volume of service sales, and we have almost no ability to reduce these fixed costs in the short term. These fixed costs will increase if we further expand our network to accommodate additional subscriber demand and/or coverage area expansion. If sales of our TracPhone V7, TracPhone V3 and the mini-VSAT Broadband service do not generate the level of revenue that we expect or decline, our service gross margins may remain below historical levels or decline. For example, our overall service gross margin, which also includes Inmarsat airtime sales, contracted engineering sales and product repair sales declined from 19% for the six months ended June 30, 2010 to 16% for the six months ended June 30, 2011. The failure to improve our mini-VSAT Broadband service gross margins would have a material adverse effect on our overall profitability.

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

In the guidance and stabilization markets, we compete primarily with Honeywell International Inc., Kearfott Guidance & Navigation Corporation, Northrop Grumman Corporation, Goodrich Aerospace, IAI, Fizoptica, SAGEM and Systron Donner Inertial.

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

Our TracPhone V7 and TracPhone V3 systems offer customers a range of benefits due to their integrated design, hardware costs that are lower than existing maritime VSAT systems, and spread spectrum technology. We currently compete against companies that offer established maritime VSAT service using, in some cases, antennas 1-meter in diameter or larger. While we are unaware of any company offering a 14.5-inch VSAT solution comparable to our TracPhone V3, we are encountering regional competition from companies offering 24-inch VSAT systems and services. In addition, other companies could replicate some of the distinguishing features of our TracPhone V7 or TracPhone V3, which could potentially reduce the appeal of our solution, increase price competition and adversely affect sales. Moreover, consumers may choose other services such as FleetBroadband or Iridium OpenPort for their service coverage and potentially lower hardware costs despite higher service costs and slower data rates. Finally, it is possible that sales of our TracPhone V3 antennas will reduce sales of our TracPhone V7 antennas.

Our ability to compete in the maritime airtime services market may be impaired if we are unable to complete or expand coverage of our mini-VSAT Broadband service around the globe to provide sufficient service capacity to meet customer demand.

The TracPhone V7 and V3 and mini-VSAT Broadband service offer a range of benefits to mariners, especially in commercial markets, due to the smaller size antenna and faster, more affordable airtime. We recently completed the rollout of our original network coverage plan and currently offer service in the north Pacific Ocean, the Americas, Caribbean, North Atlantic, Europe, the Persian Gulf, Asia-Pacific, Africa, Brazil and the remainder of South America, Australian and New Zealand waters, and the Indian Ocean. In the future, we may elect to continue the expansion of the coverage areas of the mini-VSAT Broadband service into currently unserved regions. Likewise, we may need to expand capacity in existing coverage areas to support an expanding subscriber base. If we are unable to reach agreement with third-party satellite providers to support the mini-VSAT Broadband service and its spread spectrum technology or transponder capacity is unavailable should we need to increase our capacity to meet growing demand in a given region, our ability to support vessels and aeronautical applications globally will be at risk and could reduce the attractiveness of the product and service to these customers.

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

These factors can cause substantial fluctuations in sales of our FOG and TACNAV products from period to period. For example, sales of our FOG products increased $11.4 million, or 39%, from 2009 to 2010 driven largely by increased sales for commercial applications, such as surveying and optical stabilization, and a range of government and defense applications, including weapons stabilization. However, sales of our FOG products decreased $7.7 million or 38% from the first half of 2010 to the first half of 2011. Sales of FOG products have slowed as the industry awaits updates on the U.S. Army’s plans for its next procurement of remote weapon systems under the Common Remotely Operated Weapon Station program. The Obama administration and Congress may change defense spending priorities, either in conjunction with the decision to commence troop withdrawals from Iraq and Afghanistan or for other reasons, including efforts to reduce the deficit. Moreover, government customers such as the U.S. Coast Guard and their contractors can generally cancel orders for our products for convenience or decline to exercise previously disclosed contract options. Even under firm orders with government customers, funding must often be appropriated in the budget process in order for the government to complete the contract. The cancellation of or failure to fund orders for our products could further reduce our net sales and results of operations.

Sales of our fiber optic gyro systems and TACNAV products generally consist of a few large orders, and the delay or cancellation of a single order could substantially reduce our net sales.

KVH products sold to customers in the defense industry are purchased through orders that can generally range in size from several hundred thousand dollars to more than one million dollars. For example, in March 2011, we received a $2.7 million fiber optic gyro products order, of which $1.0 million was shipped during the second quarter of 2011. In April 2011, we also received a $3.7 million TACNAV products order, which was subsequently modified to $3.4 million and was shipped during the second quarter of 2011. As a result, the delay or cancellation of a single order could materially reduce our net sales and results of operations. We periodically experience repeated and unanticipated delays in defense orders, which make our revenues and operating results less predictable. Because our guidance and stabilization products typically have relatively higher product gross margins than our mobile communications products, the loss of an order for guidance and stabilization products could have a disproportionately adverse effect on our results of operations.

Only a few customers account for a substantial portion of our guidance and stabilization revenues, and the loss of any of these customers could substantially reduce our net sales.

We derive a significant portion of our guidance and stabilization revenues from a small number of customers, most of whom are contractors for the U.S. Government. Our top four guidance and stabilization customers accounted for approximately 29% of our net sales during 2010. In 2011, our top four guidance and stabilization customers accounted for approximately 21% of our net sales during the first half of 2011. The loss of business from any of these customers could substantially reduce our net sales and results of operations and could seriously harm our business. Since we are often awarded a contract as a subcontractor to a major defense supplier that is engaged in a competitive bidding process as prime contractor for a major weapons procurement program, our revenues depend significantly on the success of the prime contractors with which we align ourselves.

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

The status of this production agreement is uncertain at this time as LiveTV has asked us to postpone deliveries again under the contract. We were unable to reach agreement with LiveTV on delivery dates and, as a result, we believe that the contract has terminated. LiveTV disputes this interpretation and we are continuing to negotiate regarding the contract and the placement of orders. However, we cannot be certain that these negotiations will lead to new orders. If we are unable to reach agreement with LiveTV regarding the placement of new orders, we would record a charge of approximately $3.1 million related to the write-off of capitalized aviation research and development costs and inventory specific to the aviation antenna. We anticipate that the charges would be offset by a termination fee payable by LiveTV; however, LiveTV could dispute the amount of the termination fee and/or refuse to pay it, in which case we may incur costs to collect the fee, including potential litigation expenses.

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

SES World Skies, Eutelsat, Sky Perfect-JSAT, GE Satellite, Telesat, EchoStar, Optus and Star One currently provide the satellite capacity to support the mini-VSAT Broadband service and our TracPhone V7 and V3. In addition, we have agreements with various teleports and Internet Service Providers (ISPs) around the globe to support the mini-VSAT Broadband service. We rely on Inmarsat for satellite communications services for our mini-M, Fleet and FleetBroadband compatible TracPhone products.

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

It is our intent to continue to invest in the mini-VSAT Broadband network in cooperation with ViaSat under the terms of a 10-year agreement announced in July 2008. As part of this arrangement, we agreed to acquire satellite capacity from Ku-band satellite operators and we expect to purchase new regional satellite hubs from ViaSat. Each satellite hub represents a substantial capital investment. During the initial deployment period, we have incurred a substantial increase in costs associated with the build out of the mini-VSAT Broadband global infrastructure and support capability and may continue to incur an increase in costs if we pursue expanded coverage in the future. In the short term, KVH and ViaSat will be covering the operational cost per transponder access until sufficient subscribers join the network and allow us to reach acceptable gross margin levels relating to our transponder and other network service costs, which may not occur. We currently estimate that, on average, it will require at least nine months to reach the breakeven point for a discrete region, i.e., offsetting these incremental network costs, once the service is turned on for a new coverage region. However, certain regions that are essential for our global coverage may exceed this time period before being profitable or may not be profitable. In addition, should an insufficient number of subscribers activate within a region, our operations may continue below the breakeven level for a longer duration and adversely affect our operating results and cash levels.

High fuel prices, tight credit availability, environmental concerns and ongoing low levels of consumer confidence are adversely affecting sales of our mobile satellite TV products.

Factors such as historically high fuel prices, tight credit, environmental protection laws and ongoing low levels of consumer confidence are continuing to materially and adversely affect sales of larger vehicles and vessels for which our mobile satellite TV products are designed. Many customers finance their purchases of these vehicles and vessels, and tightened credit availability has reduced demand for both these vehicles and vessels and our mobile satellite TV products. Moreover, in the current credit markets, financing for these purchases has been unavailable or more difficult to obtain. The increased cost of operating these vehicles and vessels is adversely affecting and may continue to adversely affect demand for our mobile satellite TV products.

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

We have previously expanded our operations to pursue existing and potential market opportunities, and we are continuing to expand our international operations in connection with the build-out of our mini-VSAT network. This growth placed a strain on our personnel, management, financial and other resources. Although both our guidance and stabilization product revenue and our mobile communications product revenue increased dramatically in 2010, they have both declined dramatically in earlier periods as well as declined during the first half of 2011 in response to economic conditions, weak consumer demand and other factors. If, in the future, any portion of our business grows more rapidly than we anticipate and we fail to manage that growth properly, we may incur unnecessary expenses, and the efficiency of our operations may decline. If we are unable to adjust our operating expenses on a timely basis in response to changes in revenue cycles, our results of operations may be harmed. To manage changes in our rate of growth effectively, we must, among other things:

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

Our stock price has historically been volatile. During the period from November 1, 2008 to June 30, 2011, the trading price of our common stock ranged from $2.81 to $16.68. Many factors may cause the market price of our common stock to fluctuate, including:

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

We evaluate strategic acquisition opportunities to acquire other businesses as they arise, such as our 2010 acquisition of Virtek Communication, now named KVH Norway. The expenses we incur evaluating and pursuing this and other such acquisitions could have a material adverse effect on our results of operations. For example, we incurred $0.6 million of transaction expenses in 2010 in connection with the Virtek Communication acquisition. If we acquire a business, we may be unable to manage it profitably or successfully integrate its operations with our own. Moreover, we may be unable to realize the financial, operational and other benefits we anticipate from any acquisition. Competition for acquisition opportunities could increase the price we pay for businesses we acquire and could reduce the number of potential acquisition targets. Further, our approach to acquisitions may involve a number of special financial and business risks, such as:

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

On November 26, 2008, our Board of Directors authorized a program to repurchase up to one million shares of our common stock. The repurchase program is funded using our existing cash, cash equivalents, marketable securities and future cash flows. Under the repurchase program, at management’s discretion, we may repurchase shares on the open market from time to time, in privately negotiated transactions or block transactions, or through an accelerated repurchase agreement. The timing of such repurchases depends on availability of shares, price, market conditions, alternative uses of capital, and applicable regulatory requirements. The program may be modified, suspended or terminated at any time without prior notice. The repurchase program has no expiration date. There were no other repurchase programs outstanding during the six months ended June 30, 2011 and no repurchase programs expired during the period.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares That May Yet be Purchased Under the Programs
April 1, 2011 – April 30, 2011	—	—	—	798,676
May 1, 2011 – May 31, 2011	—	—	—	798,676
June 1, 2011 – June 30, 2011	—	—	—	798,676

Total	—	—	—

ITEM 6.	EXHIBITS

Exhibits:

Exhibit No.		Filed with this Form 10-Q	Incorporated by Reference
	Description		Form	Filing Date	Exhibit No.

3.1	Amended and Restated Certificate of Incorporation, as amended		10-Q	August 6, 2010	3.1

3.2	Amended, Restated and Corrected Bylaws of KVH Industries, Inc.		8-K	July 31, 2007	3

4.1	Specimen certificate for the common stock		S-1/A	March 22, 1996	4.1

10.1	Fifth Amendment and Note Modification Agreement, dated June 9, 2011 by and between KVH Industries, Inc. (the “Borrower”) and Bank of America, N.A. (the “Lender”), amending the Amended and Restated Credit and Security Agreement, dated July 17, 2003, as amended		8-K	June 14, 2011	10.1

10.2	Second Amendment, dated June 9, 2011 by and between KVH Industries, Inc. (the “Borrower”) and Bank of America, N.A. (the “Lender”), amending the Loan Agreement, dated April 6, 2009, as amended		8-K	June 14, 2011	10.2

31.1	Rule 13a-14(a)/15d-14(a) certification of principal executive officer	X

31.2	Rule 13a-14(a)/15d-14(a) certification of principal financial officer	X

32.1	Section 1350 certification of principal executive officer	X

32.2	Section 1350 certification of principal financial officer	X

101*	Interactive Data File regarding (a) our Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010, (b) our Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2011 and 2010, and (c) our Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2011 and 2010 and (d) the Notes to such Consolidated Financial Statements.

*	To be filed by amendment.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 4, 2011

KVH Industries, Inc.

By:	/S/ PATRICK J. SPRATT
Patrick J. Spratt
(Duly Authorized Officer and Chief Financial and Accounting Officer)

Exhibit Index

Exhibit No.		Filed with this Form 10-Q	Incorporated by Reference
	Description		Form	Filing Date	Exhibit No.

3.1	Amended and Restated Certificate of Incorporation, as amended		10-Q	August 6, 2010	3.1

3.2	Amended, Restated and Corrected Bylaws of KVH Industries, Inc.		8-K	July 31, 2007	3

4.1	Specimen certificate for the common stock		S-1/A	March 22, 1996	4.1

10.1	Fifth Amendment and Note Modification Agreement, dated June 9, 2011 by and between KVH Industries, Inc. (the “Borrower”) and Bank of America, N.A. (the “Lender”), amending the Amended and Restated Credit and Security Agreement, dated July 17, 2003, as amended		8-K	June 14, 2011	10.1

10.2	Second Amendment, dated June 9, 2011 by and between KVH Industries, Inc. (the “Borrower”) and Bank of America, N.A. (the “Lender”), amending the Loan Agreement, dated April 6, 2009, as amended		8-K	June 14, 2011	10.2

31.1	Rule 13a-14(a)/15d-14(a) certification of principal executive officer	X

31.2	Rule 13a-14(a)/15d-14(a) certification of principal financial officer	X

32.1	Section 1350 certification of principal executive officer	X

32.2	Section 1350 certification of principal financial officer	X

101*	Interactive Data File regarding (a) our Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010, (b) our Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2011 and 2010, and (c) our Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2011 and 2010 and (d) the Notes to such Consolidated Financial Statements.

*	To be filed by amendment.