Form 10-Q/A
period 2011-06-30
KVH INDUSTRIES INC \DE\
filed 2011-08-19
CIK 1007587

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to KVH Industries, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, filed with the Securities and Exchange Commission on August 4, 2011 (the “Form 10-Q”), is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 provides the consolidated financial statements and related notes in the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

ITEM 6.	EXHIBITS

Exhibits:

Exhibit No.		Filed with this Form 10-Q/A	Incorporated by Reference
	Description		Form	Filing Date	Exhibit No.

3.1	Amended and Restated Certificate of Incorporation, as amended		10-Q	August 6, 2010	3.1

3.2	Amended, Restated and Corrected Bylaws of KVH Industries, Inc.		8-K	July 31, 2007	3

4.1	Specimen certificate for the common stock		S-1/A	March 22, 1996	4.1

10.1	Fifth Amendment and Note Modification Agreement, dated June 9, 2011 by and between KVH Industries, Inc. (the “Borrower”) and Bank of America, N.A. (the “Lender”), amending the Amended and Restated Credit and Security Agreement, dated July 17, 2003, as amended		8-K	June 14, 2011	10.1

10.2	Second Amendment, dated June 9, 2011 by and between KVH Industries, Inc. (the “Borrower”) and Bank of America, N.A. (the “Lender”), amending the Loan Agreement, dated April 6, 2009, as amended		8-K	June 14, 2011	10.2

31.1	Rule 13a-14(a)/15d-14(a) certification of principal executive officer		10-Q	August 4, 2011	31.1

31.2	Rule 13a-14(a)/15d-14(a) certification of principal financial officer		10-Q	August 4, 2011	31.2

32.1	Section 1350 certification of principal executive officer		10-Q	August 4, 2011	32.1

32.2	Section 1350 certification of principal financial officer		10-Q	August 4, 2011	32.2

101*	Interactive Data Files regarding (a) our Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010, (b) our Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2011 and 2010, (c) our Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2011 and 2010 and (d) the Notes to such Consolidated Financial Statements.	X

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 19, 2011

KVH Industries, Inc.

By:	/S/ PATRICK J. SPRATT
Patrick J. Spratt
(Duly Authorized Officer and Chief Financial and Accounting Officer)

Exhibit Index

Exhibit No.		Filed with this Form 10-Q/A	Incorporated by Reference
	Description		Form	Filing Date	Exhibit No.

3.1	Amended and Restated Certificate of Incorporation, as amended		10-Q	August 6, 2010	3.1

3.2	Amended, Restated and Corrected Bylaws of KVH Industries, Inc.		8-K	July 31, 2007	3

4.1	Specimen certificate for the common stock		S-1/A	March 22, 1996	4.1

10.1	Fifth Amendment and Note Modification Agreement, dated June 9, 2011 by and between KVH Industries, Inc. (the “Borrower”) and Bank of America, N.A. (the “Lender”), amending the Amended and Restated Credit and Security Agreement, dated July 17, 2003, as amended		8-K	June 14, 2011	10.1

10.2	Second Amendment, dated June 9, 2011 by and between KVH Industries, Inc. (the “Borrower”) and Bank of America, N.A. (the “Lender”), amending the Loan Agreement, dated April 6, 2009, as amended		8-K	June 14, 2011	10.2

31.1	Rule 13a-14(a)/15d-14(a) certification of principal executive officer		10-Q	August 4, 2011	31.1

31.2	Rule 13a-14(a)/15d-14(a) certification of principal financial officer		10-Q	August 4, 2011	31.2

32.1	Section 1350 certification of principal executive officer		10-Q	August 4, 2011	32.1

32.2	Section 1350 certification of principal financial officer		10-Q	August 4, 2011	32.2

101*	Interactive Data Files regarding (a) our Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010, (b) our Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2011 and 2010, (c) our Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2011 and 2010 and (d) the Notes to such Consolidated Financial Statements.	X

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

3