Form 10-Q
period 2011-09-30
KVH INDUSTRIES INC \DE\
filed 2011-11-04
CIK 1007587

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2011

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Date	Class	Outstanding shares
November 2, 2011	Common Stock, par value $0.01 per share	14,499,688

KVH INDUSTRIES, INC. AND SUBSIDIARIES

Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

KVH INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts, unaudited)

	September 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$5,263	$7,241
Marketable securities	27,632	30,066
Accounts receivable, net of allowance for doubtful accounts of approximately $619 as of September 30, 2011 and $592 as of December 31, 2010	19,272	18,770
Inventories	19,586	14,765
Prepaid expenses and other assets	2,969	2,734
Deferred income taxes	561	944

Total current assets	75,283	74,520

Property and equipment, less accumulated depreciation of $26,510 as of September 30, 2011 and $23,518 as of December 31, 2010	29,383	23,044
Intangible assets, less accumulated amortization of $363 as of September 30, 2011 and $101 as of December 31, 2010	2,062	2,272
Goodwill	4,572	4,517
Other non-current assets	4,288	5,863
Deferred income taxes	5,524	4,982

Total assets	$121,112	$115,198

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,113	$3,922
Accrued compensation and employee-related expenses	4,127	4,415
Accrued other	5,186	3,590
Accrued product warranty costs	922	887
Deferred revenue	1,664	1,011
Current portion of long-term debt	129	124

Total current liabilities	15,141	13,949

Other long-term liabilities	8	1,263
Line of credit	6,500	—
Long-term debt excluding current portion	3,586	3,684

Total liabilities	25,235	18,896

Commitments and contingencies (notes 3 and 10)
Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 1,000,000 shares; none issued	—	—
Common stock, $0.01 par value. Authorized 30,000,000 shares, 16,159,036 and 15,890,083 shares issued at September 30, 2011 and December 31, 2010; 14,675,267 and 14,688,759 shares outstanding at September 30, 2011 and December 31, 2010, respectively	162	159
Additional paid-in capital	105,558	102,728
Retained earnings	2,123	2,867
Accumulated other comprehensive (loss) income	(200)	19
Less: treasury stock at cost, common stock, 1,483,769 and 1,201,324 shares as of September 30, 2011 and December 31, 2010	(11,766)	(9,471)

Total stockholders’ equity	95,877	96,302

Total liabilities and stockholders’ equity	$121,112	$115,198

See accompanying Notes to Unaudited Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts, unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010

Sales:
Product	$17,987	$21,598	$61,203	$70,010
Service	7,634	6,165	19,400	15,231

Net sales	25,621	27,763	80,603	85,241

Costs and expenses:
Costs of product sales	9,745	11,688	33,756	38,498
Costs of service sales	5,464	4,537	15,360	11,907
Sales, marketing and support	5,614	4,380	16,790	13,615
Research and development	2,792	2,934	8,645	8,017
General and administrative	2,312	2,955	7,789	7,635

Total costs and expenses	25,927	26,494	82,340	79,672

(Loss) income from operations	(306)	1,269	(1,737)	5,569
Interest income	65	70	198	253
Interest expense	64	61	177	143
Other income (expense), net	872	(15)	887	48

Income (loss) before income tax (benefit) expense	567	1,263	(829)	5,727
Income tax (benefit) expense	(33)	626	(85)	(2,301)

Net income (loss)	$600	$637	$(744)	$8,028

Per share information:
Net income (loss) per share
Basic	$0.04	$0.04	$(0.05)	$0.56

Diluted	$0.04	$0.04	$(0.05)	$0.54

Number of shares used in per share calculation:
Basic	14,877,481	14,482,585	14,842,746	14,360,407

Diluted	15,058,194	14,854,110	14,842,746	14,785,887

See accompanying Notes to Unaudited Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Nine months ended September 30,
	2011	2010
Cash flows from operating activities:
Net (loss) income	$(744)	$8,028
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	3,284	2,746
Deferred income taxes	(166)	(3,321)
Provision for doubtful accounts	166	222
Loss on interest rate swaps	100	—
Compensation expense related to awards and employee stock purchase plan	2,677	1,841
Changes in operating assets and liabilities:
Accounts receivable	(635)	(1,573)
Inventories	(4,817)	(1,806)
Prepaid expenses and other assets	(253)	(1,335)
Other non-current assets	1,575	485
Accounts payable	(1,076)	1,728
Deferred revenue	662	(135)
Accrued expenses	(254)	2,723
Other long-term liabilities	(1,254)	(136)

Net cash (used in) provided by operating activities	(735)	9,467

Cash flows from investing activities:
Capital expenditures	(8,112)	(10,189)
Net cash paid for business acquired	—	(6,451)
Purchases of marketable securities	(39,789)	(24,104)
Maturities and sales of marketable securities	42,222	29,447

Net cash used in investing activities	(5,679)	(11,297)

Cash flows from financing activities:
Repayments of long-term debt	(92)	(88)
Proceeds from stock options exercised and employee stock purchase plan	791	3,408
Payment of employee restricted stock withholdings	(625)	(482)
Repurchase of common stock	(2,037)	—
Proceeds from line of credit borrowings	6,500	—
Payment of stock registration fee	(10)	(7)

Net cash provided by financing activities	4,527	2,831

Effect of exchange rate changes on cash and cash equivalents	(91)	336
Net (decrease) increase in cash and cash equivalents	(1,978)	1,337
Cash and cash equivalents at beginning of period	7,241	5,871

Cash and cash equivalents at end of period	$5,263	$7,208

Supplemental disclosure of noncash investing activity:
Changes in accrued liabilities related to fixed asset additions	$1,249	$—

Supplemental disclosure of noncash financing activity:
Changes in accounts payable related to repurchases of common stock	$259	$—

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

(2) Basis of Presentation

The accompanying consolidated financial statements of KVH Industries, Inc. and its wholly owned subsidiaries, KVH Industries A/S, KVH Industries Pte. Ltd., KVH Industries Brasil Comunicacao Por Satelite Ltda. and KVH Industries Norway A/S (collectively, KVH or the Company), have been prepared in accordance with accounting principles generally accepted in the United States of America. The Company has evaluated all subsequent events through the date of this filing. Given that KVH Industries A/S, KVH Industries Pte. Ltd. and KVH Industries Brasil Comunicacao Por Satelite Ltda. operate as the Company’s European, Asian and Brazilian international distributors, all of their operating expenses are reflected within sales, marketing and support within the accompanying consolidated statements of operations. KVH Industries Norway A/S, a subsidiary of KVH Industries A/S that was purchased in September 2010, develops and distributes middleware software solutions known as CommBox™ technology, which is being integrated into the Company’s satellite communications products and services. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform with the current year presentation. The consolidated financial statements have not been audited by our independent registered public accounting firm and include all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations, and cash flows for the periods presented. These consolidated financial statements do not include all disclosures associated with annual financial statements and accordingly should be read in conjunction with the Company’s consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed on March 14, 2011 with the Securities and Exchange Commission. The results for the three and nine months ended September 30, 2011 are not necessarily indicative of operating results for the remainder of the year.

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

(4) Stock-Based Compensation

The Company recognizes stock-based compensation in accordance with the provisions of Accounting Standards Codification (ASC) 718, Compensation-Stock Based Compensation. Stock-based compensation expense was $851 and $720 for the three months ended September 30, 2011 and September 30, 2010, respectively and $2,677 and $1,841 for the nine months ended September 30, 2011 and September 30, 2010, respectively. As of September 30, 2011, there was $1,940 of total unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted-average period of 3.01 years. As of September 30, 2011, there was $6,546 of total unrecognized compensation expense related to restricted stock awards, which is expected to be recognized over a weighted-average period of 2.14 years.

The Company granted 35,000 and 167,500 restricted stock awards to employees under the terms of the Amended and Restated 2006 Stock Incentive Plan during the three and nine months ended September 30, 2011, respectively. The restricted stock awards vest ratably over four years from the date of grant subject to the recipient remaining employed through the applicable vesting dates. Compensation expense for restricted stock awards is measured at fair value on the date of grant based on the number of shares granted and the quoted market closing price of the Company’s common stock. Such value is recognized as expense over the vesting period of the award, net of estimated forfeitures.

The Company did not grant stock options to employees during the three months ended September 30, 2011. The Company granted 260,000 stock options to employees under the terms of the Amended and Restated 2006 Stock Incentive Plan and the Amended and Restated 2003 Incentive and Nonqualified Stock Option Plan during the nine months ended September 30, 2011.

The fair value of stock options granted for the nine months ended September 30, 2011 was estimated as of the date of grant using the Black-Scholes option-pricing model. There were no options granted during the three and nine months ended September 30, 2010. The weighted-average fair value per share for all options granted during the nine months ended September 30, 2011 was $6.88. The weighted-average assumptions used to value options as of their grant date were as follows:

Nine months ended September 30, 2011
Risk-free interest rate	1.83%
Expected volatility	59.84%
Expected life (in years)	4.23
Dividend yield	0%

(5) Net Income (Loss) per Common Share

Basic net income (loss) per share is calculated based on the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share incorporates the dilutive effect of common stock equivalent options, warrants and other convertible securities, if any, as determined with the treasury stock accounting method. The Company has excluded all outstanding stock options and non-vested restricted shares from the calculation of diluted earnings per share for the nine months ended September 30, 2011 because the net loss causes these outstanding stock options and non-vested restricted shares to be anti-dilutive. Common stock equivalents related to options and restricted stock awards for 989,690 shares of common stock for the three months ended September 30, 2011 have been excluded from the fully diluted calculation of net income (loss) per share, as inclusion would be anti-dilutive. Common stock equivalents related to options and restricted stock awards for 90,750 and 15,750 shares of common stock for the three and nine months ended September 30, 2010, respectively, have been excluded from the fully diluted calculation of net income per share, as inclusion would be anti-dilutive.

A reconciliation of the basic and diluted weighted average common shares outstanding is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Weighted average common shares outstanding – basic	14,877,481	14,482,585	14,842,746	14,360,407
Dilutive common shares issuable in connection with stock plans	180,713	371,526	—	425,480

Weighted average common shares outstanding – diluted	15,058,194	14,854,111	14,842,746	14,785,887

(6) Inventories

Inventories are stated at the lower of cost or market using the first-in first-out costing method. Inventories as of September 30, 2011 and December 31, 2010 include the costs of material, labor, and factory overhead. Components of inventories consist of the following:

	September 30, 2011	December 31, 2010
Raw materials	$11,404	$10,191
Work in process	1,670	1,369
Finished goods	6,512	3,205

	$19,586	$14,765

(7) Comprehensive (Loss) Income

Comprehensive (loss) income includes net income (loss) and other comprehensive (loss) income. Other comprehensive (loss) income includes the effects of unrealized gains or losses on available-for-sale marketable securities, currency translation adjustment gains or losses as well as unrealized losses on derivatives that are separately included in accumulated other comprehensive (loss) income within stockholders’ equity. The Company’s comprehensive (loss) income for the periods presented is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Net income (loss)	$600	$637	$(744)	$8,028
Unrealized (loss) gain on available-for-sale securities	(2)	1	(1)	(36)
Currency translation adjustment (loss) gain	(616)	336	285	336
Unrealized loss on derivatives	(224)	(127)	(503)	(441)

Total comprehensive (loss) income	$(242)	$847	$(963)	$7,887

(8) Product Warranty

The Company’s products carry limited warranties that range from one to four years and vary by product. The warranty period begins on the date of retail purchase or lease by the original purchaser. The Company accrues estimated product warranty costs at the time of sale and any additional amounts are recorded when such costs are probable and can be reasonably estimated. Factors that affect the Company’s warranty liability include the number of units sold or leased, historical and anticipated rates of warranty repairs and the cost per repair. Warranty and related costs are reflected within sales, marketing and support in the accompanying statements of operations. As of September 30, 2011 and December 31, 2010, the Company had accrued product warranty costs of $922 and $887, respectively. The following table summarizes product warranty activity during 2011 and 2010:

	Nine months ended September 30,
	2011	2010
Beginning balance	$887	$1,084
Charges to expense	601	224
Costs incurred	(566)	(351)

Ending balance	$922	$957

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

The following table summarizes information regarding the Company’s operations by geographic segment:

	Sales Originating From
Three months ended September 30, 2011	Americas	Europe and Asia	Total
Mobile communication sales to the United States	$13,129	$—	$13,129
Mobile communication sales to Canada	204	—	204
Mobile communication sales to Europe	55	3,400	3,455
Mobile communication sales to other geographic areas	250	847	1,097
Guidance and stabilization sales to the United States	3,127	—	3,127
Guidance and stabilization sales to Canada	2,296	—	2,296
Guidance and stabilization sales to Europe	1,911	—	1,911
Guidance and stabilization sales to other geographic areas	402	—	402
Intercompany sales	2,079	300	2,379

Subtotal	23,453	4,547	28,000
Eliminations	(2,079)	(300)	(2,379)

Net sales	$21,374	$4,247	$25,621

Segment net income (loss)	$642	$(42)	$600
Depreciation and amortization	$969	$106	$1,075
Total assets	$104,390	$16,722	$121,112

	Sales Originating From
Three months ended September 30, 2010	Americas	Europe and Asia	Total
Mobile communication sales to the United States	$11,549	$—	$11,549
Mobile communication sales to Canada	128	—	128
Mobile communication sales to Europe	330	2,195	2,525
Mobile communication sales to other geographic areas	486	636	1,122
Guidance and stabilization sales to the United States	6,110	—	6,110
Guidance and stabilization sales to Canada	1,063	—	1,063
Guidance and stabilization sales to Europe	4,784	—	4,784
Guidance and stabilization sales to other geographic areas	482	—	482
Intercompany sales	1,114	274	1,388

Subtotal	26,046	3,105	29,151
Eliminations	(1,114)	(274)	(1,388)

Net sales	$24,932	$2,831	$27,763

Segment net income	$541	$96	$637
Depreciation and amortization	$975	$25	$1,000
Total assets	$101,029	$13,897	$114,926

	Sales Originating From
Nine months ended September 30, 2011	Americas	Europe and Asia	Total
Mobile communication sales to the United States	$37,144	$—	$37,144
Mobile communication sales to Canada	680	—	680
Mobile communication sales to Europe	258	10,676	10,934
Mobile communication sales to other geographic areas	1,009	2,877	3,886
Guidance and stabilization sales to the United States	10,508	—	10,508
Guidance and stabilization sales to Canada	6,608	—	6,608
Guidance and stabilization sales to Europe	6,170	—	6,170
Guidance and stabilization sales to other geographic areas	4,673	—	4,673
Intercompany sales	6,696	817	7,513

Subtotal	73,746	14,370	88,116
Eliminations	(6,696)	(817)	(7,513)

Net sales	$67,050	$13,553	$80,603

Segment net loss	$(641)	$(103)	$(744)
Depreciation and amortization	$2,965	$319	$3,284
Total assets	$104,390	$16,722	$121,112

	Sales Originating From
Nine months ended September 30, 2010	Americas	Europe and Asia	Total
Mobile communication sales to the United States	$35,283	$—	$35,283
Mobile communication sales to Canada	498	—	498
Mobile communication sales to Europe	1,022	7,545	8,567
Mobile communication sales to other geographic areas	835	2,860	3,695
Guidance and stabilization sales to the United States	15,857	—	15,857
Guidance and stabilization sales to Canada	3,175	—	3,175
Guidance and stabilization sales to Europe	16,104	—	16,104
Guidance and stabilization sales to other geographic areas	2,062	—	2,062
Intercompany sales	5,411	274	5,685

Subtotal	80,247	10,679	90,926
Eliminations	(5,411)	(274)	(5,685)

Net sales	$74,836	$10,405	$85,241

Segment net income	$7,649	$379	$8,028
Depreciation and amortization	$2,706	$40	$2,746
Total assets	$101,029	$13,897	$114,926

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

(11) Share Buyback Program

On November 26, 2008, the Company’s Board of Directors authorized a program to repurchase up to one million shares of the Company’s common stock. As of September 30, 2011, 516,231 shares of the Company’s common stock remain available for repurchase under the authorized program. The repurchase program is funded using the Company’s existing cash, cash equivalents, marketable securities and future cash flows. Under the repurchase program, the Company, at management’s discretion, may repurchase shares on the open market from time to time, in privately negotiated transactions or block transactions, or through an accelerated repurchase agreement. The timing of such repurchases depends on availability of shares, price, market conditions, alternative uses of capital, and applicable regulatory requirements. The program may be modified, suspended or terminated at any time without prior notice. The repurchase program has no expiration date. There were no other repurchase programs outstanding during the nine months ended September 30, 2011 and no repurchase programs expired during the period.

The Company purchased 282,445 shares of its common stock in the nine months ended September 30, 2011 at a total cost of approximately $2.3 million.

(12) Long-Term Aviation Antenna Development and Production Agreement

On February 18, 2008, the Company entered into a $20,055 long-term antenna development and production agreement with LiveTV (the “Agreement”) that was subsequently increased in 2009 to $20,896. Under the terms of the Agreement, the Company designed, developed, and manufactured satellite television antennas for use on narrowbody commercial aircraft operating in the United States. The Company began shipment of the antennas in the second quarter of 2009. In accordance with ASC 730, Research and Development, and the Agreement, these costs were capitalized as they were incurred and then expensed into costs of product sales as antennas were sold in proportion to the number of antennas delivered versus the total contractual antenna production requirement.

During the first fiscal quarter of 2011, LiveTV asked the Company to postpone deliveries under the Agreement. Because the two parties were unable to agree on delivery dates, the Agreement was terminated on March 13, 2011.

On September 1, 2011, the parties entered into a new three-year agreement covering maintenance of existing satellite antennas as well as pricing terms for the potential purchase of new antennas.

Because the Company reached agreement with LiveTV regarding the termination of the Agreement, the Company recorded a charge to other expense of $2,868 in the third quarter of 2011 to write off all of the remaining capitalized aviation antenna research and development costs. This charge was offset by a termination fee paid to the Company by LiveTV that resulted in a net benefit of $841, which is reflected in other income as of September 30, 2011.

(13) Fair Value Measurements

ASC 820, “Fair Value Measurements and Disclosures,” (ASC 820) defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 describes three levels of inputs that may be used to measure fair value:

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

Assets and liabilities measured at fair value are based on one or more of four valuation techniques. The four valuation techniques are as follows:

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

The following tables present financial assets and liabilities at September 30, 2011 and December 31, 2010 for which the Company measures fair value on a recurring basis, by level, within the fair value hierarchy:

September 30, 2011	Total	Level 1	Level 2	Level 3	Valuation Technique
Assets
Money market mutual funds	$11,712	$11,712	$—	$—	(a	)
Government agency bonds	9,005	9,005	—	—	(a	)
Corporate notes	4,037	4,037	—	—	(a	)
Certificates of deposit	2,878	2,878	—	—	(a	)

Liabilities
Interest rate swaps	$503	$—	$503	$—	(d	)

December 31, 2010	Total	Level 1	Level 2	Level 3	Valuation Technique
Assets
Money market mutual funds	$14,607	$14,607	$—	$—	(a	)
Government agency bonds	11,021	11,021	—	—	(a	)
Certificates of deposit	2,572	2,572	—	—	(a	)
Corporate notes	1,866	1,866	—	—	(a	)

Liabilities
Interest rate swaps	$243	$—	$243	$—	(d	)

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

In September 2011, the FASB issued Accounting Standards Update 2011-08, “Intangibles - Goodwill and Other (Topic 350): Testing for Goodwill Impairment,” (ASU 2011-8). ASU 2011-8 gives companies the option to perform a qualitative assessment to determine whether it is more likely than not (a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount, and in some cases, skip the two-step impairment test. The objective of the revised standard is to simplify how an entity tests goodwill for impairment and to reduce the cost and complexity of the annual goodwill impairment test. ASU 2011-8 will be effective for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company is currently evaluating this guidance and the potential impact of the revised standard on the Company’s annual goodwill impairment test.

(15) Business and Credit Concentrations

Significant portions of the Company’s net sales are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Net sales to foreign customers outside the U.S. and Canada	26.9%	32.1%	32.1%	35.7%
Net sales to Customer A	*	15.9%	*	17.4%

*	Represents less than 10% of net sales in the respective period.

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

As required by ASC Topic 815, Derivatives and Hedging, the Company records all derivatives on the balance sheet at fair value. As of September 30, 2011, the fair value of the derivatives is included in other accrued liabilities and the unrealized gain is included in other comprehensive income.

As of September 30, 2011, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivatives	Notional (in thousands)	Liability	Effective Date	Maturity Date	Index	Strike Rate
Interest rate swap	$1,858	242	April 1, 2010	April 1, 2019	1-month LIBOR	5.91%
Interest rate swap	$1,858	261	April 1, 2010	April 1, 2019	1-month LIBOR	6.07%

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our mobile communications service sales include sales earned from satellite voice and Internet airtime services, sales from product repairs, engineering services provided under development contracts, certain DIRECTV and DISH Network account subsidies and referral fees earned in conjunction with the sale of our products and extended warranty sales. We provide, for monthly fixed and usage fees, satellite connectivity services for broadband Internet, data and Voice over Internet Protocol

(VoIP) service to our TracPhone V-series customers. We also earn monthly usage fees for third-party satellite connectivity for voice, data and Internet services to our Inmarsat TracPhone customers who choose to activate their subscriptions with us. Under current DIRECTV and DISH Network programs, we are eligible to receive a one-time subsidy for each DIRECTV receiver activated for service and a new mobile account activation fee from DIRECTV and DISH Network for each customer who activates their DIRECTV or DISH Network service directly through us.

Our guidance and stabilization service sales include engineering services provided under development contracts, product repairs and extended warranty sales.

We generate sales primarily from the sale of our mobile satellite systems and services and our guidance and stabilization products and services. The following table provides, for the periods indicated, our sales by industry category:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(in thousands)
Mobile communications	$17,885	$15,324	$52,644	$48,043
Guidance and stabilization	7,736	12,439	27,959	37,198

Net sales	$25,621	$27,763	$80,603	$85,241

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

As described in our Form 10-K for the year ended December 31, 2010, our most critical accounting policies and estimates upon which our consolidated financial statements were prepared were those relating to revenue recognition, allowances for accounts receivable, inventories, income taxes and deferred income tax assets and liabilities, warranty, stock-based compensation, goodwill and intangible assets and contingencies. We have reviewed our policies and estimates and determined that these remain our most critical accounting policies and estimates for the quarter ended September 30, 2011.

Readers should refer to our 2010 Form 10-K under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Significant Estimates” for the detailed descriptions of these policies.

Results of Operations

The following table provides, for the periods indicated, certain financial data expressed as a percentage of net sales:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Sales:
Product	70.2%	77.8%	75.9%	82.1%
Service	29.8	22.2	24.1	17.9

Net sales	100.0	100.0	100.0	100.0

Cost and expenses:
Costs of product sales	38.0	42.1	41.9	45.2
Costs of service sales	21.4	16.3	19.1	13.9
Sales, marketing and support	21.9	15.8	20.8	16.0
Research and development	10.9	10.6	10.7	9.4

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
General and administrative	9.0	10.6	9.7	9.0

Total costs and expenses	101.2	95.4	102.2	93.5

(Loss) income from operations	(1.2)	4.6	(2.2)	6.5
Interest income	0.3	0.3	0.3	0.3
Interest expense	0.3	0.2	0.2	0.2
Other income (expense), net	3.4	(0.1)	1.1	0.1

Income (loss) before income taxes	2.2	4.6	(1.0)	6.7
Income tax (benefit) expense	(0.1)	2.3	(0.1)	(2.7)

Net income (loss)	2.3%	2.3%	(0.9)%	9.4%

Three Months Ended September 30, 2011 and 2010

Net Sales

Product sales for the three months ended September 30, 2011 decreased $3.6 million, or 17%, from product sales for the three months ended September 30, 2010. The decrease was primarily due to a decrease in sales of our guidance and stabilization products of approximately $4.3 million, or 36%. Specifically, sales of our FOG products decreased $5.3 million, or 50%, driven largely by a slowdown of the U.S. Army’s procurement of Common Remotely Operated Weapon Stations (CROWS) under existing contracts, as the industry awaits updates on the outcome of the U.S. Army’s procurement for the next CROWS program contract, which is in the presolicitation phase. Although we expect FOG sales will grow over the long term, sales on a quarter to quarter basis could be very uneven. Largely as a result of uncertainty regarding future remotely operated weapons stations demand, we expect our FOG sales to continue to decline in 2011 compared to 2010. This decrease in FOG product sales during the three months ended September 30, 2011 was partially offset by an increase in sales of our TACNAV defense products of $0.9 million, or 78%, as compared to the three months ended September 30, 2010. Although we expect TACNAV product sales will continue to increase during the fourth quarter of 2011 as compared to the fourth quarter of 2010, we do not believe this should be viewed as a predictor of longer term growth. We also anticipate that TACNAV product sales on a quarter-to-quarter basis could continue to be very uneven.

Offsetting the decrease in sales of our guidance and stabilization products was an increase of $0.7 million, or 7%, in sales of our mobile communications products to $10.3 million for the three months ended September 30, 2011 from $9.6 million for the three months ended September 30, 2010. The increase was primarily due to an increase in sales of our marine products of $1.1 million, or 14%, driven primarily by demand for our new TracPhone V3 that was released in the second quarter of 2011, as well as increased sales of our TracPhone V7 product and sales of network management products from our Norwegian subsidiary, which was acquired in September 2010. Partially offsetting the increase was a $0.4 million, or 24%, decrease in land mobile product sales. We expect sales of leisure marine and recreational vehicle satellite television products to continue to decline in the fourth quarter of 2011 as compared to 2010 due to what we believe is renewed weakness in general consumer confidence, historically high fuel prices, declining sales of new boats greater than thirty-five feet in length, as well as weakness in recreational vehicle sales. Similarly, we do not currently expect any sales of our aviation satellite television antenna during the fourth quarter of 2011.

Mobile communications product sales originating from the Americas for the three months ended September 30, 2011 decreased $0.1 million, or 1%, as compared to the three months ended September 30, 2010. Mobile satellite product sales originating from our European and Asian subsidiaries for the three months ended September 30, 2011 increased $0.8 million, or 27%, as compared to the three months ended September 30, 2010.

Service sales for the three months ended September 30, 2011 increased $1.5 million, or 24%, to $7.6 million from $6.2 million for the three months ended September 30, 2010. The primary reason for the increase was a $1.6 million increase in airtime sales for our mini-VSAT Broadband service. Partially offsetting this increase was a decline of $0.2 million in contracted engineering services. The decrease in contracted engineering services is attributed to our decision to concentrate our engineering efforts on initiatives associated with our global roll-out of the mini-VSAT network and our FOG products and de-emphasize non-strategic engineering services requested by customers. Because of the anticipated relatively lower level of seasonal usage of our airtime services, we do not expect any material change in service sales for the fourth quarter of 2011.

Costs of Sales

For the three months ended September 30, 2011, costs of product sales decreased by $1.9 million, or 17%, to $9.7 million from $11.7 million for the three months ended September 30, 2010. The primary reason for the decrease was the decrease in sales of FOG products discussed above.

Costs of service sales increased by $0.9 million, or 20%, to $5.5 million for the three months ended September 30, 2011 from $4.5 million for the three months ended September 30, 2010. The primary reason for the increase was a $1.3 million increase in airtime costs of sales for our mini-VSAT Broadband service primarily as a result of increased costs related to the build-out and operation of the network and support infrastructure for our mini-VSAT Broadband service. This increase was partially offset by a decrease of $0.3 million in contracted engineering services and service repair costs of sales.

Gross margin from product sales for the three months ended September 30, 2011 was 46%, which was consistent with the gross margin from product sales for the three months ended September 30, 2010.

Gross margin from service sales for the three months ended September 30, 2011 increased to 28% from 26% in the year-ago period. The increase in our gross margin from service sales was primarily attributable to the increase in airtime sales for our mini-VSAT Broadband service discussed above. We expect the gross margin from service sales to continue to improve when and as sales increase in upcoming quarters, as the build-out of the initial global network is now complete. However, we do expect future cost increases as capacity may need to be expanded for growth in the number of active accounts as well as for potential expansion into new coverage areas.

Operating Expenses

Sales, marketing and support expense for the three months ended September 30, 2011 increased by $1.2 million, or 28%, to $5.6 million from $4.4 million for the three months ended September 30, 2010. The primary reason for the increase in 2011 was due to costs incurred related to the global expansion of our sales channel and our support services presence for the mini-VSAT Broadband satellite communication service. Specifically, we experienced a $0.2 million increase in sales, marketing and support expense related to our Singaporean, Norwegian and our Brazilian subsidiaries, which were incorporated or acquired during 2010, and a $0.3 million increase in sales, marketing and support expense related to our Danish subsidiary. Also contributing to the increase was a $0.4 million increase in warranty costs primarily as a result of updates provided during the third quarter on some of our mobile communications products and a $0.3 million increase in commission expense as a result of an increase in sales of our TACNAV defense products discussed above. As a percentage of sales, sales, marketing and support expense increased during the quarter ended September 30, 2011 to 22% from 16% for the quarter ended September 30, 2010, due primarily to the decrease in FOG product sales discussed above. Although we anticipate an increase in sales, marketing and support expense in the fourth quarter of 2011, as a result of a commission payment for a large TACNAV order, we expect sales, marketing and support expense to be modestly lower as a percentage of revenue during that quarter.

Research and development expense for the three months ended September 30, 2011 decreased by $0.1 million, or 5%, to $2.8 million from $2.9 million for the three months ended September 30, 2010. The primary reason for the decrease in 2011 expense was a $0.4 million decrease in material costs and consulting costs. Partially offsetting the decrease in expense was a $0.1 million decrease in customer-funded engineering costs for contracted engineering services, a $0.1 million increase in engineering-related employee compensation and a $0.1 million increase in research and development expense related to our Norwegian subsidiary, which was acquired in September 2010. As a percentage of sales, research and development expense was 11%, which was consistent with the quarter ended September 30, 2010.

General and administrative expense for the three months ended September 30, 2011 decreased by $0.6 million, or 22%, to $2.3 million from $3.0 million for the three months ended September 30, 2010. The primary reason for the decrease in 2011 expense was a decrease of $0.5 million in merger and acquisition costs related to the acquisition of our Norwegian subsidiary, which was acquired in September 2010. As a percentage of sales, general and administrative expense decreased during the three months ended September 30, 2011 to 9% from 11% for the three months ended September 30, 2010, due primarily to the costs associated with the acquisition of our Norwegian subsidiary in 2010.

Income Tax (Benefit) Expense

Income tax benefit for the three months ended September 30, 2011 was $0.0 million as compared to a $0.6 million tax expense for the three months ended September 30, 2010. In the third quarter of 2011, we reduced our estimate for our annual effective tax rate for 2011 because we anticipate a year-over-year decline in leisure marine and recreational vehicle satellite television product sales for the remainder of 2011, and because we also expect to be able to capture additional Rhode Island state tax credits relating to the construction of our new production facility that began in the second quarter of 2011. As a result of these factors, we now expect that our effective tax rate for the full year will result in a modest tax benefit. Accordingly, we recorded an income tax benefit in the third quarter of 2011 to offset tax expense recorded in prior 2011 quarters at a higher estimated effective income tax rate.

Nine Months Ended September 30, 2011 and 2010

Net Sales

Product sales for the nine months ended September 30, 2011 decreased by $8.8 million, or 13%, to $61.2 million from $70.0 million for the nine months ended September 30, 2010. The primary reason for the decrease in 2011 was a decrease in sales of our guidance and stabilization products of $8.3 million, or 23%. Specifically, sales of our FOG products decreased $12.9 million, or 42%, driven largely by a slowdown of the U.S. Army’s procurement of Common Remotely Operated Weapon Stations (CROWS) under existing contracts, as the industry awaits updates on the outcome of the U.S. Army procurement for the next CROWS program contract, which is in the presolicitation phase. This decrease in FOG product sales during the nine months ended September 30, 2011 was partially offset by an increase in sales of our TACNAV defense products of $4.9 million, or 118%, as compared to the nine months ended September 30, 2010 primarily due to a $3.4 million international order shipped during the second quarter.

Mobile communications product sales for the nine months ended September 30, 2011 decreased by $0.5 million, or 2%, to $33.7 million from $34.3 million for the nine months ended September 30, 2010. The decrease was primarily due to a $4.3 million decrease in sales of our satellite television antenna used on narrowbody commercial aircraft. We began shipping this antenna to LiveTV in the second quarter of 2009. However, this contract was terminated in March 2011, and we did not have any shipments of this antenna to LiveTV after such termination. The decrease in LiveTV product sales was partially offset by an increase in sales of our marine products of $4.0 million, or 16%, driven primarily by demand for our TracPhone V7 and V3 products and sales of our network management products from our Norwegian subsidiary, which was acquired in September 2010.

Mobile communications product sales originating from the Americas for the nine months ended September 30, 2011 decreased $2.7 million, or 12%, as compared to the nine months ended September 30, 2010. Mobile communications product sales originating from our European and Asian subsidiaries for the nine months ended September 30, 2011 increased $2.3 million, or 21%, as compared to the nine months ended September 30, 2010.

Service sales for the nine months ended September 30, 2011 increased $4.2 million, or 27%, to $19.4 million from $15.2 million for the nine months ended September 30, 2010. The primary reason for the increase was a $4.9 million increase in airtime sales for our mini-VSAT Broadband service. Partially offsetting this increase was a decrease of $0.8 million resulting from decreases in contracted engineering services and service repair sales.

Costs of Sales

For the nine months ended September 30, 2011, costs of product sales decreased by $4.7 million, or 12%, to $33.8 million from $38.5 million for the nine months ended September 30, 2010. The primary reason for the decrease was the decrease in sales of FOG and aeronautical products discussed above.

Costs of service sales increased by $3.5 million, or 29%, to $15.4 million for the nine months ended September 30, 2011 from $11.9 million for the nine months ended September 30, 2010. The primary reason for the increase was a $4.3 million increase in airtime costs of sales for our mini-VSAT Broadband service primarily as a result of increased costs related to the build-out and operation of the network and support infrastructure for our mini-VSAT Broadband service. This increase was partially offset by a decrease of $0.7 million in contracted engineering services and service repair costs of sales.

Gross margin from product sales for the nine months ended September 30, 2011 was 45%, which was consistent with the gross margin from product sales for the three months ended September 30, 2010.

Gross margin from service sales for the nine months ended September 30, 2011 decreased to 21% from 22% in the year-ago period. The decrease in our gross margin from service sales was primarily attributable to a decrease in our service repair revenue. We expect the gross margin from service sales to improve when and as sales for our mini-VSAT Broadband service increase in upcoming quarters, as the build-out of the initial global network is now complete. However, we do expect future cost increases as capacity may need to be expanded for growth in the number of active accounts as well as for potential expansion into new coverage areas.

Operating Expenses

Sales, marketing and support expense for the nine months ended September 30, 2011 increased by $3.2 million, or 23%, to $16.8 million from $13.6 million for the nine months ended September 30, 2010. The primary reason for the increase in 2011 was due to costs incurred related to the global expansion of our sales channel and our support services presence for the mini-VSAT Broadband satellite communication service. Specifically, we experienced a $0.8 million increase in sales, marketing and support expense related to our Singaporean, Norwegian and Brazilian subsidiaries, which were incorporated or acquired during 2010, as well as a $0.4 million increase in U.S.-based employee compensation for sales, marketing and support. Also contributing to the increase was a $1.3 million increase in commission expense in part as a result of a $3.4 million international TACNAV order during the second quarter and as a result of the increase in mini-VSAT Broadband service sales discussed above as well as a $0.4 million increase in warranty costs primarily as a result of updates provided during the third quarter on some of our mobile communications products. As a percentage of sales, sales, marketing and support expense increased during the nine months ended September 30, 2011 to 21% from 16% for the nine months ended September 30, 2010, due primarily to the decrease in FOG and aeronautical product sales discussed above, as well as the increase in commission expense and foreign subsidiaries added or acquired in 2010 as discussed above.

Research and development expense for the nine months ended September 30, 2011 increased by $0.6 million, or 8%, to $8.6 million from $8.0 million for the nine months ended September 30, 2010. The primary reason for the increase in 2011 expense was a $0.5 million decrease in customer-funded engineering costs for contracted engineering services. Also contributing to the increase was a $0.3 million increase in research and development expense related to our Norwegian subsidiary, which was acquired in September 2010, and a $0.3 million increase in U.S.-based engineering-related employee compensation. Partially offsetting these increases was a $0.3 million decrease in consultant services and material costs. As a percentage of sales, research and development expense increased during the nine months ended September 30, 2011 to 11% from 9% for the nine months ended September 30, 2010, due primarily to the decrease in FOG and aeronautical product sales discussed above, as well the addition of our Norwegian subsidiary.

General and administrative expense for the nine months ended September 30, 2011 increased by $0.2 million, or 2%, to $7.8 million from $7.6 million for the nine months ended September 30, 2010. The primary reason for the increase in 2011 expense was a $0.5 million increase in general and administrative expenses related to our Norwegian subsidiary, which was acquired in September 2010. Also contributing to the increase was a $0.1 million increase in U.S.-based employee compensation for the general and administrative department and a $0.1 million increase in computer maintenance. Partially offsetting these increases was a $0.5 million decrease in merger and acquisition costs related to the acquisition of our Norwegian subsidiary. As a percentage of sales, general and administrative expense increased during the nine months ended September 30, 2011 to 10% from 9% for the nine months ended September 30, 2010, due primarily to the decrease in FOG and aeronautical product sales discussed above, as well as the addition of our Norwegian subsidiary.

Income Tax Benefit

Income tax benefit for the nine months ended September 30, 2011 decreased by $2.2 million to a $0.1 million tax benefit from a $2.3 million tax benefit for the nine months ended September 30, 2010. The primary reason for the decrease in 2011 was based upon our conclusion in 2010 that $3.3 million of our deferred tax asset valuation allowance was no longer required which led us to reverse a portion of the allowance, resulting in a substantial benefit. Also, in the third quarter of 2011, we reduced our estimate for our annual effective tax rate for 2011 because we anticipate a year-over-year decline in leisure marine and recreational vehicle satellite television product sales for the remainder of 2011, and because we also expect to be able to capture additional Rhode Island state tax credits relating to the construction of our new production facility that began in the second quarter of 2011. As a result of these factors, we now expect that our effective tax rate for the full year will result in a modest tax benefit. Accordingly, we recorded an income tax benefit in the third quarter of 2011 to offset tax expense recorded in prior 2011 quarters at a higher estimated effective income tax rate.

Backlog

Backlog is not a meaningful indicator for predicting revenue in future periods. Commercial resellers for our mobile satellite communications products and legacy products do not carry extensive inventories and rely on us to ship products quickly. Generally due to the rapid delivery of our commercial products, our backlog for those products is not significant.

Our backlog for all products and services was approximately $15.3 million and $20.8 million on September 30, 2011 and December 31, 2010, respectively. The decrease in backlog of $5.5 million from December 31, 2010 was primarily a result of a decrease in guidance and stabilization orders associated with our TACNAV product, as well as a reduction in fiber optic gyro product orders in support of the U.S. Navy’s MK54 torpedo program as well as for the U.S. Army’s CROWS program.

Backlog consists of orders evidenced by written agreements and specified delivery dates for customers who are acceptable credit risks. We do not include satellite connectivity service sales in our backlog even though many of our satellite connectivity customers have signed annual service contracts providing for a fixed monthly fee. Military orders included in backlog are generally subject to cancellation for the convenience of the customer. When orders are cancelled, we generally recover actual costs incurred through the date of cancellation and the costs resulting from termination. As of September 30, 2011, our backlog included approximately $11.1 million in orders that are subject to cancellation for convenience by the customer. Individual orders for guidance and stabilization products are often large and may require procurement of specialized long-lead components and allocation of manufacturing resources. The complexity of planning and executing larger orders generally requires customers to order well in advance of the required delivery date, resulting in backlog.

Liquidity and Capital Resources

We have historically funded our operations primarily from operating cash flows, net proceeds from public and private equity offerings, bank financings and proceeds received from exercises of stock options. As of September 30, 2011, we had $32.9 million in cash, cash equivalents and marketable securities, of which $0.4 million, $0.5 million and $1.1 million in cash equivalents were held in a local currency by our foreign subsidiaries located in Denmark, Brazil and Norway, respectively. There were no marketable securities held by our foreign subsidiaries as of September 30, 2011. As of September 30, 2011, we had $60.1 million in working capital.

Net cash used in operations was $0.7 million for the nine months ended September 30, 2011 as compared to net cash provided by operations of $9.5 million for the nine months ended September 30, 2010. The decrease is primarily due to an $8.8 million decrease in net income as well as a $5.8 million increase in cash outflows related to accounts payable and accrued expenses, a $3.0 million increase in cash outflows due to increased inventory levels, and a $1.1 million increase in cash outflows related to other long-term liabilities. The increase in cash outflows was partially offset by a $1.1 million increase in cash inflows attributable to other non-current assets, a $1.1 million decrease in cash outflows related to prepaid expenses and other assets, a $0.9 million increase in cash inflows attributable to accounts receivable and a $0.8 million increase in cash inflows related to deferred revenue.

Net cash used in investing activities was $5.7 million for the nine months ended September 30, 2011 as compared to net cash used in investing activities of $11.3 million for the nine months ended September 30, 2010. The decrease in cash outflows is primarily due to a $6.5 million decrease in cash paid for businesses acquired, as we purchased Virtek Communication in September 2010, as well as a $2.1 million decrease in capital expenditures. This decrease in cash outflows was partially offset by a $2.9 million decrease in cash inflows from our net investment in marketable securities.

Net cash provided by financing activities was $4.5 for the nine months ended September 30, 2011 as compared to net cash provided by financing activities of $2.8 million for the nine months ended September 30, 2010. The increase is primarily due to a $6.5 million increase in borrowings under our line of credit, which were used to finance the construction of our new manufacturing facility in Middletown, RI. Partially offsetting this increase was a decrease of $2.6 million in proceeds from exercises of stock options and purchases of shares under our employee stock purchase plan as well as an increase in common stock repurchases in the amount of $2.0 million.

On April 6, 2009, we entered into a mortgage loan in the amount of $4.0 million related to our headquarters facility in Middletown, Rhode Island. The loan term is 10 years, with a principal amortization of 20 years, and the interest rate will be a rate per year adjusted periodically based on a defined interest period equal to the BBA LIBOR Rate plus 2.25 percentage points. On June 9, 2011, we entered into an amendment to the mortgage loan, providing for an adjustment of the interest rate from the BBA LIBOR Rate plus 2.25 percentage points to the BBA LIBOR Rate plus 2.00 points. Land, building and improvements with an approximate carrying value of $5.0 million as of September 30, 2011 secure the mortgage loan. The monthly mortgage payment is approximately $10,500 plus interest and increases in increments of approximately $600 each year throughout the life of the mortgage. Due to the difference in the term of the loan and amortization of the principal, a balloon payment of $2.6 million is due on April 1, 2019. The loan contains one financial covenant, a Fixed Charge Coverage Ratio, which applies in the event that our consolidated cash, cash equivalents and marketable securities balance falls below $25.0 million at any time. As our consolidated cash, cash equivalents and marketable securities balance was above $25.0 million throughout the nine months ended September 30, 2011, the Fixed Charge Coverage Ratio did not apply. Under the mortgage loan we may prepay our outstanding loan balance subject to certain early termination charges as defined in the mortgage loan agreement. If we were to default on our mortgage loan, the land, building and improvements would be used as collateral. As discussed in note 16 to the consolidated financial statements, effective April 1, 2010, in order to reduce the volatility of cash outflows that arise from changes in interest rates, we entered into two interest rate swap agreements that are intended to hedge our mortgage interest obligations by fixing the interest rates specified in the mortgage loan to 5.91% for half of the principal amount outstanding and 6.07% for the remaining half of the principal amount outstanding as of April 1, 2010 until the mortgage loan expires on April 16, 2019.

We currently have a revolving loan agreement with a bank that provides for a maximum available credit of $15.0 million and will expire on December 31, 2014. We pay interest on any outstanding amounts at a rate equal to the BBA LIBOR Daily Floating Rate plus 1.25%. The line of credit contains two financial covenants, a Liquidity Covenant, which requires us to maintain at least $20.0 million in unencumbered liquid assets, as defined in the loan agreement, and a Fixed Charge Coverage Ratio. As of September 30, 2011, we were not in default of either covenant. Subject to the terms of the agreement and so long as no event of default has occurred, until March 31, 2012, we have the option of converting up to $12 million of revolving loans into one or more term loans at a floating interest rate equal to LIBOR plus 1.75%. We may terminate the loan agreement prior to its full term without penalty; provided we give 30 days advance written notice to the bank. As of September 30, 2011, we had borrowed $6.5 million under the facility, the repayment of which is due no later than the maturity date of December 31, 2014.

On November 26, 2008, our Board of Directors authorized a program to repurchase up to one million shares of our common stock. The share repurchase program is funded using our existing cash, cash equivalents, marketable securities and future cash flows. As of September 30, 2011, 516,231 shares of our common stock remain available for repurchase under the program. We purchased 282,445 shares of our common stock in the nine months ended September 30, 2011 at a total cost of approximately $2.3 million.

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

In April 2011, under an agreement with an outside developer, we began construction of a new manufacturing facility near our Middletown location. The total cost of the construction, including land, building and equipment setup, is estimated to be between $12 and $14 million. We financed $6.5 million of this construction through borrowings against our line of credit during the third quarter of 2011. We anticipate total financing of up to $12 million of this construction project and using our existing cash and cash equivalents to fund any remaining costs.

We believe that the $32.9 million we hold in cash, cash equivalents and marketable securities, together with our other existing working capital and cash flows from operations, will be adequate to meet planned operating and capital requirements through at least the next twelve months. However, as the need or opportunity arises, we may seek to raise additional capital through public or private sales of securities or through additional debt financing. There are no assurances that we will be able to obtain any additional funding or that such funding will be available on terms acceptable to us.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk exposure is in the area of foreign currency exchange risk. We are exposed to currency exchange rate fluctuations related to our subsidiary operations in Denmark, Norway, Brazil and Singapore. Certain transactions in these locations are made in the local currency, yet are reported in the U.S. dollar, the functional currency. For foreign currency exposures existing at September 30, 2011, a 10% unfavorable movement in the foreign exchange rates for our subsidiary locations would not expose us to material losses in earnings or cash flows.

From time to time, we purchase foreign currency forward contracts generally having durations of no more than five months. These forward contracts are intended to offset the impact of exchange rate fluctuations on cash flows of our foreign subsidiaries. Foreign exchange contracts are accounted for as cash flow hedges and are recorded on the balance sheet at fair value until executed. Changes in the fair value are recognized in earnings. We did not enter into any such contracts during the nine months ended September 30, 2011.

The primary objective of our investment activities is to preserve principal and maintain liquidity, while at the same time maximize income. We have not entered into any instruments for trading purposes. Some of the securities that we invest in may have market risk. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities that can include United States treasuries, certificates of deposit, investment grade asset-backed corporate securities, money market mutual funds and government agency and non-government debt securities. As of September 30, 2011, a hypothetical 100 basis-point increase in interest rates would have resulted in an immaterial decrease in the fair value of our investments that had maturities of greater than one year. Due to the conservative nature of our investments and the relatively short duration of their maturities, we believe interest rate risk is substantially mitigated. As of September 30, 2011, 76% of the $27.6 million classified as available-for-sale marketable securities will mature or reset within one year. Accordingly, long-term interest rate risk is not considered material. We did not invest in any financial instruments denominated in foreign currencies as of September 30, 2011.

To the extent that we borrow against our variable-rate credit facility, we will be subject to interest rate risk, as we will pay interest on any outstanding amounts at a rate equal to the BBA LIBOR Daily Floating Rate plus 1.25%. There was $6.5 million in borrowings outstanding under this facility at September 30, 2011.

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

Under the supervision and with the participation of our CEO and CFO, our management has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this interim report. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2011.

Evaluation of Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of our CEO and CFO, our management has evaluated our internal control over financial reporting during the third quarter of 2011. Based on that evaluation, our CEO and CFO did not identify any change in our internal control over financial reporting during the third quarter of 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Worldwide economic conditions have experienced a significant downturn over the last several years, including slower economic activity, tightened credit markets, inflation and deflation concerns, increased fuel prices, decreased consumer confidence, reduced corporate profits, reduced or canceled capital spending, adverse business conditions and liquidity concerns. These conditions make it difficult for businesses, governments and consumers to accurately forecast and plan future activities. Governments are experiencing significant declines in tax receipts, which may cause them to curtail spending significantly or reallocate funds away from defense programs. For example, sales of our FOG products declined 42% from the nine months ended September 30, 2010 to the nine months ended September 30, 2011. There can be no assurances that government responses to the disruptions in the economy will remedy these problems. As a result of these and other factors, customers could slow or suspend spending on our products and services. We may also incur increased credit losses and need to increase our allowance for doubtful accounts, which would have a negative impact on our earnings and financial condition. We cannot predict the timing, duration or ultimate impact of this downturn. We expect our business to continue to be adversely impacted by this downturn.

Net sales of many of our mobile communications products are largely generated by discretionary consumer spending, and demand for these products may demonstrate slower growth or decline as a result of continuing weak regional and global economic conditions. Consumer spending tends to decline during recessionary periods and may decline at other times. For example, sales of those products declined 2% from the nine months ended September 30, 2010 to the nine months ended September 30, 2011. The pace of decline could accelerate. Some consumers have chosen not to purchase our mobile communications products due to a perception that they are luxury items, and this could continue. As global and regional economic conditions change, including the general level of interest rates, fluctuating oil prices and demand for durable consumer products, demand for our products could continue to be materially and adversely affected.

Our results of operations could be adversely affected if unseasonably cold weather, prolonged winter conditions, disasters or similar events occur.

Our marine leisure business is highly seasonal and seasonality can also impact our commercial marine business. We historically have generated the majority of our marine leisure product revenues during the first and second quarters of each year, and these revenues typically decline in the third and fourth quarters of each year, compared to the first two quarters. Temporary suspensions of our airtime services typically increase in the third and fourth quarters of each year as boats are placed out of service during winter months. Our marine leisure business is also significantly affected by the weather. Unseasonably cool weather, prolonged winter conditions, hurricanes, unusual amounts of rain, and natural and other disasters may decrease boating, which could reduce our revenues. Specifically, we may encounter a decrease in new airtime activations as well as an increase in the number of cancellations or temporary suspensions of our airtime service.

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

Our mobile communications products historically have had lower product gross margins than our guidance and stabilization products. During the years ended December 31, 2009 and 2010, we experienced a significant increase in sales of our guidance and stabilization products, primarily due to an increase in our FOG product sales. However, during the nine months ended September 30, 2011, we experienced a 23% decline in sales of our guidance and stabilization products. A shift in our product sales mix towards mobile communications products would likely cause lower gross margins in the future, especially if driven by reduced demand.

We must generate a certain level of sales of the TracPhone V7, TracPhone V3 and our mini-VSAT Broadband service in order to improve our service gross margins.

As a result of our continued build-out of the mini-VSAT Broadband network infrastructure, our cost of service sales includes certain fixed costs that do not generally vary with the volume of service sales, and we have almost no ability to reduce these fixed costs in the short term. These fixed costs will increase if we further expand our network to accommodate additional subscriber demand and/or coverage area expansion. If sales of our TracPhone V7, TracPhone V3 and the mini-VSAT Broadband service do not generate the level of revenue that we expect or decline, our service gross margins may remain below historical levels or decline. For example, our overall service gross margin, which also includes Inmarsat airtime sales, contracted engineering sales and product repair sales declined from 22% for the nine months ended September 30, 2010 to 21% for the nine months ended September 30, 2011. The failure to improve our mini-VSAT Broadband service gross margins would have a material adverse effect on our overall profitability.

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

Our ability to compete in the maritime airtime services market may be impaired if we are unable to expand coverage of our mini-VSAT Broadband service around the globe to provide sufficient service capacity to meet customer demand.

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

We sell our fiber optic gyro systems as well as vehicle navigation products to U.S. and foreign military and government customers, either directly or as a subcontractor to other contractors. These customers often use a competitive bidding process and have unique purchasing and delivery requirements, which often makes the timing of sales to these customers unpredictable. Factors that affect their purchasing and delivery decisions include:

•	increasing budgetary pressures that may reduce funding for military programs;

•	changes in modernization plans for military equipment;

•	changes in tactical navigation requirements;

•	global conflicts impacting troop deployment;

•	priorities for current battlefield operations;

•	new military and operational doctrines that affect military equipment needs;

•	sales cycles that are long and difficult to predict;

•	shifting response time and/or delays in the approval process associated with the export licenses we must obtain prior to the international shipment of certain of our military products;

•	delays in military procurement schedules; and

•	delays in the testing and acceptance of our products, including delays resulting from changes in customer specifications.

These factors can cause substantial fluctuations in sales of our FOG and TACNAV products from period to period. For example, sales of our FOG products increased $11.4 million, or 39%, from 2009 to 2010 driven largely by increased sales for commercial applications, such as surveying and optical stabilization, and a range of government and defense applications, including weapons stabilization. However, sales of our FOG products decreased $12.9 million or 42%, from the nine months ended September 30, 2010 to the nine months ended September 30, 2011. Sales of FOG products have slowed as the industry awaits updates on the U.S. Army’s plans for its next procurement of remote weapon systems under the Common Remotely Operated Weapon Station (CROWS) program. We do not anticipate more than nominal sales of FOG products for the CROWS program in the fourth quarter of 2011. The Obama administration and Congress may change defense spending priorities, either in conjunction with troop withdrawals from Iraq and Afghanistan or for other reasons, including efforts to reduce the deficit. Moreover, government customers such as the U.S. Coast Guard and their contractors can generally cancel orders for our products for convenience or decline to exercise previously disclosed contract options. Even under firm orders with government customers, funding must often be appropriated in the budget process in order for the government to complete the contract. The cancellation of or failure to fund orders for our products could further reduce our net sales and results of operations.

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

We derive a significant portion of our guidance and stabilization revenues from a small number of customers, most of whom are contractors for the U.S. Government. Our top four guidance and stabilization customers accounted for approximately 29% of our net sales during 2010. In 2011, our top four guidance and stabilization customers accounted for approximately 18% of our net sales during the nine months ended September 30, 2011. The loss of business from any of these customers could substantially reduce our net sales and results of operations and could seriously harm our business. Since we are often awarded a contract as a subcontractor to a major defense supplier that is engaged in a competitive bidding process as prime contractor for a major weapons procurement program, our revenues depend significantly on the success of the prime contractors with which we align ourselves.

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

SES, Eutelsat, Sky Perfect-JSAT, GE Satellite, Telesat, EchoStar, Intelsat and Star One currently provide the satellite capacity to support the mini-VSAT Broadband service and our TracPhone V7 and V3. In addition, we have agreements with various teleports and Internet Service Providers (ISPs) around the globe to support the mini-VSAT Broadband service. We rely on Inmarsat for satellite communications services for our mini-M, Fleet and FleetBroadband compatible TracPhone products.

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

Our mini-VSAT Broadband service relies on spread spectrum technology developed with ViaSat, Inc., for use with satellite capacity controlled by SES, Eutelsat, Sky Perfect-JSAT, GE Satellite, Telesat, Echostar, Intelsat and Star One. Our TracPhone V7 and V3 two-way broadband satellite terminal combines our stabilized antenna technology with ViaSat’s ArcLight spread spectrum mobile broadband technology, along with a new maritime version of ViaSat’s ArcLight spread spectrum modem. The ArcLight technology is also integrated within the satellite hubs that support this service. Sales of the TracPhone V7 and V3 and our mini-VSAT Broadband service could be disrupted if we fail to receive approval from regulatory authorities to provide our spread spectrum service in the waters of various countries where our customers operate or if there are issues with the availability of the ArcLight maritime modems.

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

We have previously expanded our operations to pursue existing and potential market opportunities, and we are continuing to expand our international operations in connection with the build-out of our mini-VSAT network. This growth placed a strain on our personnel, management, financial and other resources. Although both our guidance and stabilization product revenue and our mobile communications product revenue increased dramatically in 2010, they have both declined dramatically in earlier periods as well as declined during the first nine months of 2011 in response to economic conditions, weak consumer demand and other factors. If, in the future, any portion of our business grows more rapidly than we anticipate and we fail to manage that growth properly, we may incur unnecessary expenses, and the efficiency of our operations may decline. If we are unable to adjust our operating expenses on a timely basis in response to changes in revenue cycles, our results of operations may be harmed. To manage changes in our rate of growth effectively, we must, among other things:

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

Our stock price has historically been volatile. During the period from November 1, 2008 to September 30, 2011, the trading price of our common stock ranged from $2.81 to $16.68. Many factors may cause the market price of our common stock to fluctuate, including:

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

We evaluate strategic acquisition opportunities to acquire other businesses as they arise, such as our 2010 acquisition of Virtek Communication, now named KVH Industries Norway A/S. The expenses we incur evaluating and pursuing this and other such acquisitions could have a material adverse effect on our results of operations. For example, we incurred $0.6 million of transaction expenses in 2010 in connection with the Virtek Communication acquisition. If we acquire a business, we may be unable to manage it profitably or successfully integrate its operations with our own. Moreover, we may be unable to realize the financial, operational and other benefits we anticipate from any acquisition. Competition for acquisition opportunities could increase the price we pay for businesses we acquire and could reduce the number of potential acquisition targets. Further, our approach to acquisitions may involve a number of special financial and business risks, such as:

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

On November 26, 2008, our Board of Directors authorized a program to repurchase up to one million shares of our common stock. The repurchase program is funded using our existing cash, cash equivalents, marketable securities and future cash flows. Under the repurchase program, at management’s discretion, we may repurchase shares on the open market from time to time, in privately negotiated transactions or block transactions, or through an accelerated repurchase agreement. The timing of such repurchases depends on availability of shares, price, market conditions, alternative uses of capital, and applicable regulatory requirements. The program may be modified, suspended or terminated at any time without prior notice. The repurchase program has no expiration date. There were no other repurchase programs outstanding during the nine months ended September 30, 2011 and no repurchase programs expired during the period.

We repurchased 282,445 shares of its common stock in the three-month period ended September 30, 2011 under the program at a cost of approximately $2.3 million. The following table summarizes our repurchases of our common stock during the three months ended September 30, 2011:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares That May Yet be Purchased Under the Programs
July 1, 2011 – July 31, 2011	—	—	—	798,676
August 1, 2011 – August 31, 2011	60,878	8.77	60,878	737,798
September 1, 2011 – September 30, 2011	221,567	7.95	221,567	516,231

Total	282,445	8.13	282,445

ITEM 6.	EXHIBITS

Exhibits:

Exhibit No.		Filed with this Form 10-Q	Incorporated by Reference
	Description		Form	Filing Date	Exhibit No.

3.1	Amended and Restated Certificate of Incorporation, as amended		10-Q	August 6, 2010	3.1

3.2	Amended, Restated and Corrected Bylaws of KVH Industries, Inc.		8-K	July 31, 2007	3

4.1	Specimen certificate for the common stock		S-1/A	March 22, 1996	4.1

31.1	Rule 13a-14(a)/15d-14(a) certification of principal executive officer	X

31.2	Rule 13a-14(a)/15d-14(a) certification of principal financial officer	X

32.1	Section 1350 certification of principal executive officer	X

32.2	Section 1350 certification of principal financial officer

101	Interactive Data File regarding (a) our Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010, (b) our Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2011 and 2010, (c) our Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2011 and 2010 and (d) the Notes to such Consolidated Financial Statements.	X

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 4, 2011

KVH Industries, Inc.

By:	/S/ PATRICK J. SPRATT
Patrick J. Spratt
(Duly Authorized Officer and Chief Financial and Accounting Officer)

Exhibit Index

Exhibit No.		Filed with this Form 10-Q	Incorporated by Reference
	Description		Form	Filing Date	Exhibit No.

3.1	Amended and Restated Certificate of Incorporation, as amended		10-Q	August 6, 2010	3.1

3.2	Amended, Restated and Corrected Bylaws of KVH Industries, Inc.		8-K	July 31, 2007	3

4.1	Specimen certificate for the common stock		S-1/A	March 22, 1996	4.1

31.1	Rule 13a-14(a)/15d-14(a) certification of principal executive officer	X

31.2	Rule 13a-14(a)/15d-14(a) certification of principal financial officer	X

32.1	Section 1350 certification of principal executive officer	X

32.2	Section 1350 certification of principal financial officer	X

101	Interactive Data File regarding (a) our Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010, (b) our Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2011 and 2010, (c) our Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2011 and 2010 and (d) the Notes to such Consolidated Financial Statements.	X