Form 10-K
period 2011-12-31
KVH INDUSTRIES INC \DE\
filed 2012-03-08
CIK 1007587

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2011, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $139,592,203 based on the closing sale price of $10.63 per share as reported on the NASDAQ Global Market.

As of March 5, 2012, the registrant had 14,599,363 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relating to its 2012 Annual Meeting of Stockholders are incorporated herein by reference in Part III.

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

Introduction

We are a leading manufacturer of solutions that provide global high-speed Internet, television, and voice services via satellite to mobile users at sea, on land, and in the air. Our CommBox offers a range of tools designed to increase communication efficiency, reduce costs, and manage network operations. We are also a premier manufacturer of high-performance navigational sensors and integrated inertial systems for defense and commercial guidance and stabilization applications. Our research and development, manufacturing and quality control capabilities have enabled us to meet the demanding standards of our military, consumer and commercial customers for performance and reliability. This combination of factors has allowed us to create products offering important differentiating advantages to our customers. We are based in Middletown, Rhode Island, with offices in Illinois, Denmark, Norway and Singapore.

We sell our mobile communications products and airtime services, including the TracVision, TracPhone, and CommBox systems and mini-VSAT Broadband airtime, through an extensive international network of distributors and retailers worldwide. In 2011, we completed our initial global coverage plan for our mini-VSAT Broadband Ku-band service, which primarily supports maritime applications along with land-based mobile and aeronautical uses on a more limited basis currently. In addition, in February 2011, we introduced a new addition to our mini-VSAT Broadband-compatible antenna family, the 14.5-inch diameter TracPhone V3. In early 2012, we announced plans for a C-band VSAT service overlay on our mini-VSAT network to complement our Ku-band service by increasing our global coverage from 70°S latitude to 75°N latitude. We also introduced a new dual-mode product, the TracPhone V11, which will be able to transmit and receive both C and Ku-band signals from our mini-VSAT Broadband network. We may also pursue expanded coverage in the future to support customer, market, or capacity demands. In addition, we are pursuing opportunities to apply our mobile communications expertise to military applications that require affordable, high-bandwidth mobile connections.

Our guidance and stabilization products include precision fiber optic gyro (FOG)-based systems that help stabilize platforms, such as gun turrets, remote weapon stations, and radar units, and provide guidance for munitions, as well as tactical navigation systems for a broad range of military vehicles. We sell our guidance and stabilization products directly to United States (U.S.) and allied governments and government contractors, as well as through an international network of authorized independent sales representatives. Our fiber optic products are also used in such commercial applications as train track geometry measurement systems, industrial robotics, surveying, optical stabilization, autonomous vehicles, and undersea remotely operated submersibles. In June 2011, we introduced the DSP-1750, which we believe to be the world’s smallest high performance fiber optic gyro and the first to use our new ECore ThinFiber technology. The small size and weight of the DSP-1750 make it well suited for applications with size and weight restrictions, such as night vision and thermal imaging systems, aircraft-mounted gimbaled cameras for law enforcement and homeland security, and shipboard optical systems.

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

Marine. In the marine market, we offer a range of mobile satellite TV and communications products. In December 2009, we began selling the TracVision HD-7, a 24-inch diameter satellite TV antenna capable of receiving signals from two DIRECTV Ka-band satellites and one DIRECTV Ku-band satellite simultaneously to offer a high-definition TV experience comparable to what a home DIRECTV HDTV subscriber would enjoy. It includes an Internet Protocol-enabled antenna control unit as well as optional antenna controls via a free TracVision application for use on an Apple iPhone. We believe that this is the first marine antenna to offer this combination of capabilities. In January 2012, we began shipping our TracVision HD-11. This system uses a 1-meter antenna to receive both Ku-band and Ka-band satellite television signals without changing out hardware elements. It will work with any modern satellite television service in the world, including DIRECTV HDTV. Like the TracVision HD-7, it features a customer application for the Apple iPhone or iPad to enable easy control of the system. Our marine TracVision M-series satellite TV antennas are designed with the full spectrum of vessel sizes in mind, ranging from recreational vessels as small as 20 to 25 feet to large commercial vessels. The award-winning family of marine TracVision products vary in size from a lower-profile elliptical parabolic system similar to those offered for use on recreation vehicles (RV) to the 12.5-inch TracVision M1, 14.5-inch TracVision M3, 18-inch TracVision M5, 24-inch TracVision M7, and 32-inch diameter TracVision M9, each of which employs a high-efficiency circular antenna. These products are compatible with Ku-band HDTV programming as well as high-powered regional satellite TV services around the globe, based on available signal strength and antenna size requirements.

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

The high bandwidth offered by the Ku-band satellites also permits faster data rates than those supported by Inmarsat’s L-band satellites. TracPhone V7 subscribers may select service packages with Internet data connections offering ship-to-shore satellite data rates as fast as 1 Mbps, or megabits per second, and shore-to-ship satellite data rates as fast as 2 Mbps. The TracPhone V3, due to its smaller dish diameter, offers ship-to-shore data rates as fast as 128 kilobits per second, or Kbps, and shore-to-ship satellite data rates as fast as 2 Mbps. In addition, subscriptions include Voice over Internet Protocol (VoIP) telephone services optimized for use over satellite connections. The TracPhone V7 can support two or more simultaneous calls while the TracPhone V3 can support one call at a time.

We currently offer our Ku-band mini-VSAT Broadband service in the Americas, Europe, the Middle East, Africa, Asia-Pacific, and Australian and New Zealand waters. We believe that our mini-VSAT Broadband service represents the only global multi-megabit commercial satellite communications network for vessels and airplanes.

In late January 2012, we announced that we plan to incorporate a new global C-band network into our mini-VSAT Broadband network. We have entered into an agreement to lease three global C-band beams beginning no later than the second quarter of 2012. Each of these global beams covers approximately 1/3rd of the globe from 70°S latitude to 75°N latitude and will be used in combination with our Ku-band coverage to provide worldwide coverage. Service will be provided using our existing Ku-band network where coverage is available, including most of the northern hemisphere outside of the polar regions and around all of the major continents. Service will be provided using the new C-band network in areas outside the Ku-band footprint and will serve as a backup to the Ku-band service in areas where both are available. The TracPhone V3 and V7 products operate only in the Ku-band coverage areas. The new TracPhone V11, which is expected to begin shipping in the 3rd quarter of 2012, will operate in both C and Ku-band coverage areas.

We are actively engaged in sales efforts for the TracPhone V3, V7, and V11 and mini-VSAT Broadband service to government agencies for maritime, military, and emergency responder use. In September 2010, the U.S. Coast Guard awarded us a 10-year, up to $42 million contract to supply TracPhone V7 systems and mini-VSAT Broadband airtime to as many as 216 U.S. Coast Guard light cutters. We are also taking steps to expand our ability to support the commercial maritime market. In 2010, we entered into distribution agreements with a couple of large wholesalers to sell both our TracPhone V7 as well as our mini-VSAT Broadband service through their distribution networks. In addition, in March 2011, we signed a contract to provide TracPhone V7 and mini-VSAT Broadband service to Vroon B.V. and its fleet of more than 125 commercial vessels. In March 2012, V.Ships, the world’s largest independent ship manager serving a fleet of over 1,000 vessels, selected our mini-VSAT Broadband service as its preferred satellite communications solution.

Our unified C/Ku-band Broadband service will enable us to offer commercial, leisure and government customers an integrated hardware and service solution for mobile communications and seamless region-to-region roaming. It is our long-term plan to continue to invest in and enhance the mini-VSAT Broadband network in cooperation with ViaSat under the terms of a 10-year agreement announced in July 2008. In February 2011, we completed a major capacity increase which doubled our network capacity in the Asian, African and the West Indian Ocean regions, including waters off the coasts of Australia and New Zealand. As part of the network expansion to support regions with growing numbers of customers, we plan to continue to acquire, as needed, satellite capacity from commercial satellite operators and to purchase regional satellite hubs from ViaSat. These hubs use ViaSat’s ArcLight spread spectrum mobile broadband technology and are operated by ViaSat on our behalf. Over the course of the 10-year agreement, we and ViaSat also expect to implement future enhancements to the mini-VSAT Broadband spread spectrum maritime services and related products. In August 2011, we, along with Viasat, rolled out enhancements to the global spread spectrum network that doubled the maximum uplink speeds and offered significant improvements in the network reliability. In addition, we announced new adaptive return link technology, which enables KVH TracPhone V3 and V7 systems to adjust system operations automatically to suit changing conditions. Under the terms of our revenue sharing arrangement with ViaSat, these types of expansions position us to earn revenue not only from the maritime and land-based use of the mini-VSAT Broadband service but also from aeronautical applications that roam throughout our network.

This broadband Internet offering represents a relatively new business model for KVH. We are the source of the mini-VSAT Broadband service and, as a result, we generate revenue from hardware sales as well as recurring monthly revenue derived from subscription packages. We offer a selection of airtime subscription plans designed to provide leisure, commercial, and government customers the flexibility to select packages that best suit their data and voice usage patterns and their budgets. Airtime options for the TracPhone V7 include fixed-rate subscription packages ranging from $995 to $8,995 per month, seasonal fixed-rate packages that permit subscribers to use their system for as little as three months per year, and per-megabyte service plans that we believe can be significantly more affordable than competing legacy VSAT and Inmarsat offerings in many instances. Service pricing for TracPhone V3 subscribers is provided on a per-megabyte basis for data services and a per-minute basis for voice calls. We have not announced specific service plans for the new integrated C/Ku- band service, but we will charge incrementally more for the addition of the C-band service to our existing Ku-band service for customers who choose to use it. In addition to our TracPhone V3, V7 and V11 and mini-VSAT Broadband service, we also offer a family of Inmarsat-compatible TracPhone products that provide in-motion access to global satellite communications. These products rely on services offered by Inmarsat, a satellite service provider that supports links for phone, fax and data communications as fast as 432 Kbps. The TracPhone FB150, FB250, and FB500 antennas use the Inmarsat FleetBroadband service to offer voice as well as high-speed Internet service. The TracPhone FB150, FB250, and FB500 are manufactured by Thrane & Thrane A/S of Denmark and distributed on an OEM basis by us in North America under the KVH TracPhone brand and distributed in other markets on a non-exclusive basis. Unlike mini-VSAT Broadband, where we control and sell the airtime, we purchase Inmarsat airtime from a distributor and resell it to our customers.

In September 2010, we completed our acquisition of Virtek Communication, a Norwegian firm responsible for developing a ship/shore network management product called CommBox. CommBox, which comprises shipboard hardware, a KVH-hosted or privately owned shore-based hub, and a suite of software applications, offers a range of tools designed to increase communication efficiency, reduce costs, and manage network operations. Key functions include web and data compression and optimization to increase network capacity; remote PC management for customer IT departments; integrated e-mail, web compression, firewalls, and security; least-cost routing; and bandwidth management on multiple communication carriers. CommBox is now offered as an option for the TracPhone V3, V7 and V11 and with our Inmarsat-compatible TracPhone and Iridium OpenPort systems. CommBox sales include both the shipboard hardware and optional private shore-based hub, subscriptions to the selected software applications, and monthly system maintenance fees.

We offer Iridium OpenPort hardware and service to be used in conjunction with our mini-VSAT service. Iridium OpenPort service provides data rates up to 128Kpbs and it covers the entire world, including the polar regions. We offer the Iridium hardware and service along with our own mini-VSAT solution and our CommBox, which will switch over to the Iridium service if the mini-VSAT service is not available. Our customers might choose to add the Iridium service to expand the geographic coverage of the system, or as a backup service.

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

Aeronautical Applications. We designed, developed, and manufactured DIRECTV-compatible satellite TV antennas for use on narrowbody commercial aircraft, such as Boeing’s 737 and the Airbus A320, operating in the United States.

Shipments of these antennas began in the second quarter of 2009 and continued into 2011. We currently have a three-year agreement with LiveTV covering maintenance of existing satellite antennas as well as pricing terms for potential purchases of new antennas.

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

In June 2011, we introduced the DSP-1750, which we believe to be the world’s smallest high performance fiber optic gyro and the first to use our new ECore ThinFiber technology. This new thin fiber, which is created at our Tinley Park, Illinois manufacturing facility, is only 170 microns in diameter, enabling longer lengths of fiber to be wound into smaller housings. Since the length of the fiber used in a fiber optic gyro directly relates to gyro accuracy and performance, the new technology enables us to produce smaller and more accurate gyros. The new DSP-1750 is five times faster and has angle random walk (ARW) ten times better than our first small gyro, the DSP-1500, which has been replaced with the new design. The small size and weight of the DSP-1750 make it well suited for applications with size and weight restrictions, such as night vision and thermal imaging systems, aircraft-mounted gimbaled cameras for law enforcement and homeland security, and shipboard optical systems.

Our open-loop DSP-1750, DSP-3000 series, and DSP-4000 fiber optic gyros provide precision measurement of the rate and angle of a platform’s turning motion typically for significantly less cost than competing closed-loop gyros. These DSP-based products deliver performance superior to analog signal processing devices, which experience greater temperature-sensitive drift and rotation errors. Applications for these products include inertial measurement units, integrated navigation systems, attitude/heading/reference systems, and stabilization of antenna, radar and optical equipment.

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

Sales, Marketing and Support

Our sales, marketing and support efforts target markets that are substantial and require dedicated dealers and distributors to reach end customers. These channels vary from time to time, but currently include targeted efforts to reach the commercial and leisure maritime markets, the RV and high-end automotive markets, and the commercial, industrial and government markets. We believe our brands are well known and well respected by consumers within their respective niches. These brands include:

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

CommBox—network management hardware and software for maritime communications

Azimuth—digital compass for powerboats

Sailcomp—digital compass for sailboats

TACNAV—tactical navigation systems for military vehicles

Our fiber optic gyros and digital compass sensors use an alphanumeric model numbering sequence such as C-100, DSP-1750, DSP-3000, DSP-4000, CNS-5000, CG-5100, and TG-6000 IMU.

We sell our mobile satellite communications products through an international network of independent retailers, chain stores and distributors, as well as to manufacturers of vessels and vehicles.

Our European headquarters located in Denmark, KVH Industries A/S coordinates our sales, marketing and support efforts for our mobile satellite communications products in Europe, the Middle East, and Africa. Asian and Australia/New Zealand sales are managed by our Asian headquarters located in Singapore, KVH Industries Pte. Ltd. and our Brazilian sales are managed by our Brazilian subsidiary, KVH South America Comunicacao Por Satelite Ltda, respectively, under the oversight of our North American sales and marketing offices. Standalone CommBox sales are managed by our Norwegian subsidiary in cooperation with members of our satellite sales teams in all offices worldwide. See note 12 of the notes to our consolidated financial statements for information regarding our geographic segments.

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

Our backlog for all products and services was approximately $22.1 million, $20.8 million, and $24.5 million on December 31, 2011, 2010 and 2009, respectively. The increase in backlog of $1.3 million from December 31, 2010 to December 31, 2011 was primarily a result of increased orders for fiber optic gyros, a three-year agreement with LiveTV covering maintenance of existing satellite television antennas that began in September 2011, as well as an increase in orders of our mobile satellite communications products. The decrease in backlog of $3.7 million from December 31, 2009 to December 31, 2010 was primarily a result of a decrease in orders of our aeronautical antenna system sold to LiveTV.

Backlog consists of orders evidenced by written agreements and specified delivery dates for customers who are acceptable credit risks. We do not include satellite connectivity service sales in our backlog even though many of our satellite connectivity customers have signed annual service contracts providing for a fixed monthly fee. Military orders included in backlog are generally subject to cancellation for the convenience of the customer. When orders are cancelled, we generally recover actual costs incurred through the date of cancellation and the costs resulting from termination. As of December 31, 2011, our backlog included approximately $16.0 million in orders that are subject to cancellation for convenience by the customer. Individual orders for guidance and stabilization products are often large and may require procurement of specialized long-lead components and allocation of manufacturing resources. The complexity of planning and executing larger orders generally requires customers to order well in advance of the required delivery date, resulting in backlog.

Intellectual Property

Our ability to compete effectively depends to a significant extent on our ability to protect our proprietary information. We rely primarily on patents and trade secret laws, confidentiality procedures and licensing arrangements to protect our intellectual property rights. We own approximately 37 U.S. and foreign patents and have additional patent applications that are currently pending. We also register our trademarks in the United States and other key markets where we do business. Our patents will expire at various dates between March 2013 and July 2028. We enter into confidentiality agreements with our consultants, key employees and sales representatives, and maintain controls over access to and distribution of our technology, software and other proprietary information. The steps we have taken to protect our technology may be inadequate to prevent others from using what we regard as our technology to compete with us.

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

Manufacturing

Manufacturing operations for our mobile satellite communications and navigation products consist of light manufacture, final assembly and testing. Manufacturing operations for our fiber optic gyro products are more complex. We produce specialized optical fiber, fiber optic components and sensing coils and combine them with components purchased from outside vendors for assembly into finished goods. We own optical fiber drawing towers with which we produce the specialized optical fiber that we use in all of our fiber optic products. Excluding the CommBox product, which we manufacture in Norway, we manufacture, warehouse and distribute our mobile satellite communications products at our headquarters in Middletown, Rhode Island. We manufacture our navigation and fiber optic gyro products in our facility located in Tinley Park, Illinois.

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

In the marine market for satellite TV equipment, we compete primarily with Intellian, Cobham SeaTel, Inc., Raymarine, NaviSystem Marine Electronic Systems Srl, King Controls, and Thrane & Thrane A/S. In the marine market for voice, fax, data and Internet communications equipment and services, we compete with Cobham Sea Tel, Inc., Thrane & Thrane A/S, Furuno Electric Co., Ltd., Globalstar LP, Iridium Satellite LLC, Intellian, Ship Equip and JRC. We also face competition from providers of marine satellite data services and maritime VSAT solutions, including Inmarsat/ShipEquip/Stratos, MTN/SeaMobile, Speedcast, CapRock, Schlumberger, and Vizada/Marlink.

In the land mobile markets, we compete primarily with MotoSAT, King Controls, Cobham TracStar and Winegard Company.

In the guidance and stabilization markets, we compete primarily with Honeywell International Inc., Kearfott Guidance & Navigation Corporation, Northrop Grumman Corporation, Goodrich Aerospace, IAI, Fizoptica, SAGEM and Systron Donner Interial. We believe the principal competitive factors in these markets are performance, size, reliability, durability and price.

Research and Development

Focused investments in research and development are critical to our future growth and competitive position in the marketplace. Our research and development efforts are directly related to timely development of new and enhanced products that are central to our core business strategy. The industries in which we compete are subject to rapid technological developments, evolving industry standards, changes in customer requirements, and new product introductions and enhancements. As a result, our success depends in part upon our ability, on a cost-effective and timely basis, to continue to enhance our existing products and to develop and introduce new products that improve performance and meet customers’ operational and cost requirements. Our current research and development efforts include projects to achieve additional cost reductions in our products and the development of new products for our existing marine and land mobile communications markets, and navigation, guidance and stabilization application markets. For example:

•	in February 2011, we introduced a new addition to our mini-VSAT Broadband-compatible antenna family, the 14.5-inch diameter TracPhone V3;

•	in June 2011, we introduced the DSP-1750 fiber optic gyro intended for integration within stabilized cameras, drones, and other systems that need very high bandwith, super low noise sensors;

•

in November 2011, we introduced the TracVision HD-11, which we believe to be the world’s first global Ku/Ka-band programmable television antennas that is also compatible with the North American DIRECTV HDTV service; and

•	in January 2012, we announced plans for our new global C-band overlay for our mini-VSAT network, as well as the new dual-band TracPhone V-11.

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

We are also subject to the laws and regulations of the U.S. and foreign jurisdictions in which we offer and sell our satellite communication products and services, including those of the European Union, Brazil, Norway and Singapore. These laws and regulations, as well as the interpretation and application of these laws and regulations, are subject to change and any such change may affect our ability to offer and sell existing and planned satellite communications products and services.

Employees

On December 31, 2011, we employed 368 full-time employees. We also employ temporary or contract personnel, when necessary, to provide short-term and/or specialized support for production and other functional projects.

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

Worldwide economic conditions have experienced a significant downturn over the last several years, including slower economic activity, tightened credit markets, inflation and deflation concerns, increased fuel prices, decreased consumer confidence, reduced corporate profits, reduced or canceled capital spending, adverse business conditions and liquidity concerns. These conditions make it difficult for businesses, governments and consumers to accurately forecast and plan future activities. Governments are experiencing significant declines in tax receipts, which may cause them to curtail spending significantly or reallocate funds away from defense programs. For example, sales of our FOG products declined 44% from 2010 to 2011. There can be no assurances that government responses to the disruptions in the economy will remedy these problems. As a result of these and other factors, customers could slow or suspend spending on our products and services. We may also incur increased credit losses and need to increase our allowance for doubtful accounts, which would have a negative impact on our earnings and financial condition. We cannot predict the timing, duration or ultimate impact of this downturn. We expect our business to continue to be adversely impacted by this downturn.

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

During 2009, we recorded $1.3 million in inventory reserve charges to account for excess inventory that resulted from a substantial decline in customer demand due to the 2008-2009 economic downturn, design changes by our suppliers and increased price competition. During 2011 and 2010, we wrote off approximately $0.2 and $0.6 million of fully reserved inventory, respectively. Market or competitive changes could lead to future charges for excess or obsolete inventory, especially if we are unable to appropriately adjust the supply of material from our vendors.

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

Our mobile communications products historically have had lower product gross margins than our guidance and stabilization products. During the years ended December 31, 2009 and 2010, we experienced a significant increase in sales of our guidance and stabilization products, primarily due to an increase in our FOG product sales. However, during 2011, we experienced a 14% decline in sales of our guidance and stabilization products. A shift in our product sales mix towards mobile communications products would likely cause lower gross margins in the future, especially if driven by reduced demand.

We must generate a certain level of sales of the TracPhone V3, V7 and V11 and our mini-VSAT Broadband service in order to improve our service gross margins.

As a result of our mini-VSAT Broadband network infrastructure, our cost of service sales includes certain fixed costs that do not generally vary with the volume of service sales, and we have almost no ability to reduce these fixed costs in the short term. These fixed costs will increase if we further expand our network to accommodate additional subscriber demand and/or coverage area expansion. For example, we recently entered into a five-year agreement to lease additional satellite capacity as well as an agreement to purchase three additional hubs in connection with the offering of our new C-band service at a total cost of approximately $12.2 million. If sales of our TracPhone V3, V7 and V11 and the mini-VSAT Broadband service do not generate the level of revenue that we expect or decline, our service gross margins may remain below historical levels or decline. The failure to improve our mini-VSAT Broadband service gross margins would have a material adverse effect on our overall profitability.

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

In the market for marine satellite TV equipment, we compete with Intellian, Cobham SeaTel, Inc., Raymarine, NaviSystem Marine Electronic Systems Srl, King Controls, and Thrane & Thrane A/S.

In the marine market for voice, fax, data and Internet communications equipment and services, we compete with Cobham Sea Tel, Inc., Thrane & Thrane A/S, Furuno Electric Co., Ltd., Globalstar LP, Iridium Satellite LLC, Intellian, Ship Equip and JRC. We also face competition from providers of marine satellite data services and maritime VSAT solutions, including Inmarsat/ShipEquip/Stratos, MTN/SeaMobile, Speedcast, CapRock, Schlumberger, and Vizada/Marlink.

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

The emergence of a competing small maritime VSAT antenna and complementary service or other similar service could reduce the competitive advantage we believe we currently enjoy with our 24-inch diameter TracPhone V7 and 14.5-inch diameter TracPhone V3 antennas along with our integrated Ku-band mini-VSAT Broadband service, or with our newly announced C/Ku-band mini-VSAT Broadband service and our new TracPhone V11.

Our TracPhone V3 and V7 systems offer customers a range of benefits due to their integrated design, hardware costs that are lower than existing maritime Ku-band VSAT systems, and spread spectrum technology. We currently compete against companies that offer established maritime Ku-band VSAT service using, in some cases, antennas 1-meter in diameter or larger. While we are unaware of any company offering a 14.5-inch VSAT solution comparable to our TracPhone V3, we are encountering regional competition from companies offering 24-inch VSAT systems and services. Likewise, our TracPhone V11 will be more than 85% smaller and lighter than competing C-band maritime VSAT systems, which uses antennas in excess of 2.5m in diameter to provide similar global services. We are unaware of any competitor currently offering a similar size solution for global C-band coverage, but any introduction of such a product could adversely impact our success. In addition, other companies could replicate some of the distinguishing features of our TracPhone V3, V7 or V11, which could potentially reduce the appeal of our solution, increase price competition and adversely affect sales. Moreover, consumers may choose other services such as FleetBroadband or Iridium OpenPort for their service coverage and potentially lower hardware costs despite higher service costs and slower data rates. Finally, it is possible that sales of our TracPhone V3 antennas will reduce sales of our TracPhone V7 antennas.

Our ability to compete in the maritime airtime services market may be impaired if we are unable to provide sufficient service capacity to meet customer demand.

The TracPhone V3, V7, and V11 and our mini-VSAT Broadband service offer a range of benefits to mariners, especially in commercial markets, due to the smaller size antenna and faster, more affordable airtime. We recently completed the rollout of our original network coverage plan and currently offer service in the Americas, Europe, the Middle East, Africa, Asia-Pacific, and Australian and New Zealand waters. In the future, we may need to expand capacity in existing coverage areas to support an expanding subscriber base. If we are unable to reach agreement with third-party satellite providers to support the mini-VSAT Broadband service and its spread spectrum technology or transponder capacity is unavailable should we need to increase our capacity to meet growing demand in a given region, our ability to support vessels and aeronautical applications globally will be at risk and could reduce the attractiveness of the product and service to these customers.

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

We sell our fiber optic gyro systems as well as vehicle navigation products to U.S. and foreign military and government customers, either directly or as a subcontractor to other contractors. These customers often use a competitive bidding process and have unique purchasing and delivery requirements, which often makes the timing of sales to these customers unpredictable. Factors that affect their purchasing and delivery decisions include:

•	increasing budgetary pressures that may reduce funding for military programs;

•	changes in modernization plans for military equipment;

•	changes in tactical navigation requirements;

•	global conflicts impacting troop deployment, including troop withdrawals from the Middle East;

•	priorities for current battlefield operations;

•	new military and operational doctrines that affect military equipment needs;

•	sales cycles that are long and difficult to predict;

•	shifting response time and/or delays in the approval process associated with the export licenses we must obtain prior to the international shipment of certain of our military products;

•	delays in military procurement schedules; and

•	delays in the testing and acceptance of our products, including delays resulting from changes in customer specifications.

These factors can cause substantial fluctuations in sales of our FOG and TACNAV products from period to period. For example, sales of our FOG products increased $11.4 million, or 39%, from 2009 to 2010 driven largely by increased sales for commercial applications, such as surveying and optical stabilization, and a range of government and defense applications, including weapons stabilization. However, sales of our FOG products decreased $17.9 million or 44%, from 2010 to 2011. Sales of FOG products have slowed as the industry awaits updates on the U.S. Army’s plans for its next procurement of remote weapon systems under the Common Remotely Operated Weapon Station (CROWS) program. We do not anticipate more than a modest level of sales of FOG products for the CROWS program in the first quarter of 2012. The Obama administration and Congress may change defense spending priorities, either in conjunction with troop withdrawals from Iraq and Afghanistan or for other reasons, including efforts to reduce the deficit. Moreover, government customers such as the U.S. Coast Guard and their contractors can generally cancel orders for our products for convenience or decline to exercise previously disclosed contract options. Even under firm orders with government customers, funding must often be appropriated in the budget process in order for the government to complete the contract. The cancellation of or failure to fund orders for our products could further reduce our net sales and results of operations.

Sales of our fiber optic gyro systems and TACNAV products generally consist of a few large orders, and the delay or cancellation of a single order could substantially reduce our net sales.

KVH products sold to customers in the defense industry are purchased through orders that can generally range in size from several hundred thousand dollars to more than one million dollars. For example, in October 2011, we received an $8.6 million TACNAV products order and in December 2011, we received a $2.5 million and a $7.6 million fiber optic gyro products order. In addition, we received a multi-million dollar TACNAV products order and a multi-million dollar fiber optic gyro products order earlier in 2011. Orders of this size are often unpredictable and difficult to replicate. As a result, the delay or cancellation of a single order could materially reduce our net sales and results of operations. We periodically experience repeated and unanticipated delays in defense orders, which make our revenues and operating results less predictable. Because our guidance and stabilization products typically have relatively higher product gross margins than our mobile communications products, the loss of an order for guidance and stabilization products could have a disproportionately adverse effect on our results of operations.

Only a few customers account for a substantial portion of our guidance and stabilization revenues, and the loss of any of these customers could substantially reduce our net sales.

We derive a significant portion of our guidance and stabilization revenues from a small number of customers, most of whom are contractors for the U.S. Government. Our top four guidance and stabilization customers accounted for approximately 23% and 29% of our net sales during 2011 and 2010, respectively. The loss of business from any of these customers could substantially reduce our net sales and results of operations and could seriously harm our business. Since we are often awarded a contract as a subcontractor to a major defense supplier that is engaged in a competitive bidding process as prime contractor for a major weapons procurement program, our revenues depend significantly on the success of the prime contractors with which we align ourselves.

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

SES, Eutelsat, Sky Perfect-JSAT, GE Satellite, Telesat, EchoStar, Intelsat and Star One currently provide the satellite capacity to support the mini-VSAT Broadband service and our TracPhone V3, V7 and V11. In addition, we have agreements with various teleports and internet service providers around the globe to support the mini-VSAT Broadband service. We rely on Inmarsat for satellite communications services for our mini-M, Fleet and FleetBroadband compatible TracPhone products.

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

We rely upon spread spectrum communications technology developed by ViaSat and transmitted by third-party satellite providers to permit two-way broadband Internet via our 24-inch diameter TracPhone V7 antenna, our 14.5-inch diameter TracPhone V3 antenna, and our 1-meter diameter TracPhone V11, and any disruption in the availability of this technology could adversely affect sales.

Our mini-VSAT Broadband service relies on spread spectrum technology developed with ViaSat, Inc., for use with satellite capacity controlled by SES, Eutelsat, Sky Perfect-JSAT, GE Satellite, Telesat, Echostar, Intelsat and Star One. Our TracPhone two-way broadband satellite terminals combines our stabilized antenna technology with ViaSat’s ArcLight spread spectrum mobile broadband technology, along with a new maritime version of ViaSat’s ArcLight spread spectrum modem. The ArcLight technology is also integrated within the satellite hubs that support this service. Sales of the TracPhone V3, V7 and V11 and our mini-VSAT Broadband service could be disrupted if we fail to receive approval from regulatory authorities to provide our spread spectrum service in the waters of various countries where our customers operate or if there are issues with the availability of the ArcLight maritime modems.

Deployment of our mini-VSAT Broadband service has required significant capital investment and initial network costs of service, as well as operating expenses that may not be recouped if we fail to meet the subscriber levels necessary to cover those costs on an ongoing basis.

It is our intent to continue to invest in our mini-VSAT Broadband network in cooperation with ViaSat under the terms of a 10-year agreement announced in July 2008. As part of this arrangement, we agreed to acquire satellite capacity from Ku-band satellite operators. In addition, we have recently agreed to acquire satellite capacity from a C-band satellite operator. We purchased an additional hub from ViaSat in January 2012 and have committed to purchasing two additional hubs by June 2013 to support this C-band service. Each satellite hub represents a substantial capital investment. During the initial deployment period, we incurred a substantial increase in costs associated with the build out of the mini-VSAT Broadband global infrastructure and support capability and may continue to incur additional costs if we pursue expanded coverage in the future. As the network deployment progressed, KVH and ViaSat covered the operational cost per transponder access as new subscribers joined the network. Although we have made progress toward achieving acceptable gross margins, we may not reach our longer-term objectives if we do not continue to increase subscriber levels to the point necessary to cover our operational costs on an ongoing basis. We estimate that, on average, it requires at least nine months to reach the breakeven point for a discrete region, i.e., offsetting these incremental network costs, once the service is turned on for a new coverage region. However, certain regions that are essential for our global coverage may exceed this time period before being profitable or may not be profitable. In addition, should an insufficient number of subscribers activate within a region, our operations may continue below the breakeven level for a longer duration and adversely affect our operating results and cash levels.

High fuel prices, tight credit availability, environmental concerns and ongoing low levels of consumer confidence are adversely affecting sales of our mobile satellite TV products.

Factors such as historically high fuel prices, tight credit, environmental protection laws and ongoing low levels of consumer confidence are continuing to materially and adversely affect sales of larger vehicles and vessels for which our mobile satellite TV products are designed. Many customers finance their purchases of these vehicles and vessels, and tightened credit availability has reduced demand for both these vehicles and vessels and our mobile satellite TV products. Moreover, in the current credit markets, financing for these purchases has sometimes been unavailable or more difficult to obtain. The increased cost of operating these vehicles and vessels is adversely affecting and may continue to adversely affect demand for our mobile satellite TV products.

We may continue to increase the use of international suppliers to source components for our manufacturing operations, which could disrupt our business.

Although we have historically manufactured and sourced raw materials for the majority of our products domestically, in order for us to compete with lower priced competitive products while also improving our profitability, we have found it desirable to source raw materials and manufactured components and assemblies from Europe, Asia and South America. Our increased reliance on foreign manufacturing and/or raw material supply has lengthened our supply chain and increased the risk that a disruption in that supply chain could have a material adverse affect on our operations and financial performance.

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

The markets for mobile communications products and guidance and stabilization products are each characterized by rapid technological change, frequent new product innovations, changes in customer requirements and expectations, and evolving industry standards. If we fail to make innovations in our existing products and reduce the costs of our products, our market share may decline. Products using new technologies, or emerging industry standards, could render our products obsolete. If our competitors successfully introduce new or enhanced products that eliminate technological advantages our products may have in a market or otherwise outperform our products, or are perceived by consumers as doing so, we may be unable to compete successfully in the markets affected by these changes.

If we cannot effectively manage changes in our rate of growth, our business may suffer.

We have previously expanded our operations to pursue existing and potential market opportunities, and we are continuing to expand our international operations. This growth placed a strain on our personnel, management, financial and other resources. Although both our guidance and stabilization product revenue and our mobile communications product revenue increased dramatically in 2010, they have both declined dramatically in earlier periods. In addition, our guidance and stabilization product revenue decreased significantly during 2011. Our mobile communications product revenue showed no growth between 2010 and 2011. If, in the future, any portion of our business grows more rapidly than we anticipate and we fail to manage that growth properly, we may incur unnecessary expenses, and the efficiency of our operations may decline. If we are unable to adjust our operating expenses on a timely basis in response to changes in revenue cycles, our results of operations may be harmed. To manage changes in our rate of growth effectively, we must, among other things:

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

Historically, sales to customers outside the United States and Canada have accounted for a significant portion of our net sales. We have foreign sales offices in Denmark, Singapore and Norway, as well as a subsidiary in Brazil that manages local sales. We otherwise support our international sales from our operations in the United States. Our limited operations in foreign countries may impair our ability to compete successfully in international markets and to meet the service and support needs of our customers in countries where we have little to no infrastructure. We are subject to a number of risks associated with our international business activities, which may increase our costs and require significant management attention. These risks include:

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

Our stock price has historically been volatile. During the period from December 31, 2008 to December 31, 2011, the trading price of our common stock ranged from $4.06 to $16.68. Many factors may cause the market price of our common stock to fluctuate, including:

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

We evaluate strategic acquisition opportunities to acquire other businesses as they arise, such as our 2010 acquisition of Virtek Communication, now named KVH Industries Norway A/S. The expenses we incur evaluating and pursuing this and other such acquisitions could have a material adverse effect on our results of operations. For example, we incurred $0.6 million of transaction expenses in 2010 in connection with the Virtek Communication acquisition. If we acquire a business, we may be unable to manage it profitably or successfully integrate its operations with our own. Moreover, we may be unable to realize the strategic, financial, operational and other benefits we anticipate from any acquisition. Competition for acquisition opportunities could increase the price we pay for businesses we acquire and could reduce the number of potential acquisition targets. Further, our approach to acquisitions may involve a number of special financial and business risks, such as:

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

•	the ability of our Board of Directors to issue preferred stock, and determine its terms, without a stockholder vote;

•	the classification of our Board of Directors, which effectively prevents stockholders from electing a majority of the directors at any one annual meeting of stockholders;

•	the limitation that directors may be removed only for cause by the affirmative vote of the holders of two-thirds of our shares of capital stock entitled to vote;

•	the prohibition against stockholder actions by written consent;

•	the inability of stockholders to call a special meeting of stockholders; and

•	advance notice requirements for stockholder proposals and director nominations.

ITEM 1B.	Unresolved Staff Comments

None.

ITEM 2.	Properties

The following table provides information about our facilities as of December 31, 2011.

Location	Type	Principal Uses	Approximate Square Footage	Ownership	Lease Expiration
Middletown, Rhode Island	Office	Corporate headquarters, research and development, sales and service, marketing and administration	75,000	Owned	—

Middletown, Rhode Island	Plant and warehouse	Manufacturing and warehousing (mobile communications products)	75,300	Owned	—

Tinley Park, Illinois	Plant and warehouse	Manufacturing, warehousing, research and development (guidance and stabilization products)	101,000	Owned	—

Kokkedal, Denmark	Office and warehouse	European headquarters, sales, marketing and support	11,000	Leased	May 2014

Singapore	Office	Asian headquarters, sales office	2,000	Leased	May 2013

Horten, Norway	Office	Research and development, sales, marketing and support	4,400	Leased	December 2013

ITEM 3.	Legal Proceedings

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

	High	Low
Year Ended December 31, 2011:
First quarter	$15.53	$11.40
Second quarter	16.68	10.27
Third quarter	12.24	7.26
Fourth quarter	8.62	6.90
Year Ended December 31, 2010:
First quarter	$15.28	$11.63
Second quarter	16.66	10.76
Third quarter	15.13	11.28
Fourth quarter	16.24	11.44

Stockholders. As of March 5, 2012, we had 95 holders of record of our common stock. This number does not include stockholders for whom shares were held in a nominee or “street” name.

Dividends. We have never declared or paid cash dividends on our capital stock, and we have no plan to pay any cash dividends in the foreseeable future. We currently intend to retain any future earnings to finance our operations and future growth. In addition, the terms of our bank line of credit place restrictions on our ability to pay cash dividends on our common stock.

Issuer Purchases of Equity Securities. During the three months ended December 31, 2011, we repurchased our shares as described below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
October 1, 2011—October 31, 2011	175,222	7.90	175,222	341,009
November 1, 2011—November 30, 2011	—	—	—	341,009
December 1, 2011—December 31, 2011	—	—	—	341,009

Total	175,222	7.90	175,222	341,009

On November 26, 2008, our Board of Directors authorized a program to repurchase up to one million shares of our common stock. The repurchase program is funded using our existing cash, cash equivalents, marketable securities and future cash flows. Under the repurchase program, at management’s discretion, we may repurchase shares on the open market from time to time, in privately negotiated transactions or block transactions, or through an accelerated repurchase agreement. The timing of such repurchases depends on availability of shares, price, market conditions, alternative uses of capital, and applicable regulatory requirements. The program may be modified, suspended or terminated at any time without prior notice. The repurchase program has no expiration date. There were no other repurchase programs outstanding during the year ended December 31, 2011 and no repurchase programs expired during the period.

During the years ended December 31, 2011, 2010 and 2009 we repurchased 457,667, 0 and 123,044 shares of our common stock in open market transactions at a cost of $3.7 million, $0 and $0.6 million, respectively.

During the year ended December 31, 2011, 46,444 vested restricted shares were surrendered in satisfaction of tax withholding obligations at an average price of $13.45 per share.

STOCK PERFORMANCE GRAPH

The following graph compares the performance of our cumulative stockholder return with that of the NASDAQ Composite Index, a broad equity market index, and the NASDAQ Telecommunications Index, a published industry index. The cumulative stockholder returns for shares of our common stock and for the market indices are calculated assuming $100 was invested on December 31, 2006. We paid no cash dividends during the periods shown. The performance of the market indices is shown on a total return (dividends reinvested) basis. Measurement points are the last trading days of the years ended December 2006, 2007, 2008, 2009, 2010 and 2011.

	Value of investments as of December 31,
	2006	2007	2008	2009	2010	2011
KVH Industries, Inc.	$100	$76	$49	$139	$113	$73
NASDAQ Composite	100	110	65	94	110	108
NASDAQ Telecommunications	100	109	62	92	96	84

ITEM 6.	Selected Financial Data

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

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Sales:
Product	$85,136	$92,059	$75,191	$69,941	$73,533
Service	27,400	20,184	13,869	12,463	7,382

Net sales	112,536	112,243	89,060	82,404	80,915
Costs and expenses:
Costs of product sales	46,598	51,348	46,552	42,552	44,892
Costs of service sales	20,970	16,086	10,198	6,130	3,557
Research and development	11,548	10,715	8,805	7,655	9,265
Sales, marketing and support	23,473	18,469	16,316	16,162	15,402
General and administrative	10,555	10,084	7,832	7,035	7,538

Total costs and expenses	113,144	106,702	89,703	79,534	80,654

(Loss) income from operations	(608)	5,541	(643)	2,870	261
Interest income	297	301	358	1,220	2,715
Interest expense	223	204	89	153	156
Other income (expense)	910	23	(20)	(231)	(77)

Income (loss) before income taxes	376	5,661	(394)	3,706	2,743
Income tax (benefit) expense	(484)	(2,612)	(261)	648	244

Net income (loss)	$860	$8,273	$(133)	$3,058	$2,499

Per share information:
Net income (loss) per common share, basic	$0.06	$0.57	$(0.01)	$0.21	$0.17

Net income (loss) per common share, diluted	$0.06	$0.56	$(0.01)	$0.21	$0.17

Number of shares used in per share calculation:
Basic	14,768	14,420	13,996	14,373	14,964

Diluted	15,072	14,850	13,996	14,377	14,983

	December 31,
	2011	2010	2009	2008	2007
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$30,570	$37,307	$41,304	$42,660	$53,305
Working capital	59,778	60,571	60,690	58,222	67,696
Total assets	128,556	115,198	97,746	93,758	91,570
Line of credit	9,000	—	—	—	—
Long-term debt, excluding current portion	3,553	3,684	3,807	—	2,026
Other long-term obligations	135	1,263	902	—	8
Total stockholders’ equity	96,668	96,303	81,600	79,069	80,770

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We design, develop, manufacture and market mobile communications products for the marine, land mobile and aeronautical markets, and navigation, guidance and stabilization products for both the defense and commercial markets.

Our mobile communications products enable customers to receive voice and Internet services and live digital television via satellite services in marine vessels, recreational vehicles and automobiles as well as live digital television on commercial airplanes while in motion. Our CommBox offers a range of tools designed to increase communication efficiency, reduce costs, and manage network operations. We sell our mobile communications products through an extensive international network of retailers, distributors and dealers. We also lease products directly to end users.

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

Our mobile communications service sales include sales earned from satellite voice and Internet airtime services, engineering services provided under development contracts, sales from product repairs, and certain DIRECTV account subsidies and referral fees earned in conjunction with the sale of our products and extended warranty sales. We provide, for monthly fixed and usage fees, satellite connectivity services for broadband Internet, data and Voice over Internet Protocol (VoIP) service to our TracPhone V-series customers. We also earn monthly usage fees for third-party satellite connectivity for voice, data and Internet services to our Inmarsat TracPhone customers who choose to activate their subscriptions with us. Under current DIRECTV programs, we are eligible to receive a one-time commission for each DIRECTV receiver activated for service and a new mobile account activation fee from DIRECTV for each customer who activates their DIRECTV service directly through us.

Our guidance and stabilization service sales include engineering services provided under development contracts, product repairs and extended warranty sales.

We generate sales primarily from the sale of our mobile satellite systems and services and our guidance and stabilization products and services. The following table provides, for the periods indicated, our sales by industry category:

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Mobile communications	$70,202	$62,473	$49,587
Guidance and stabilization	42,334	49,770	39,473

Net sales	$112,536	$112,243	$89,060

Net sales to Kongsberg accounted for approximately 14% and 15% of our net sales for the years ended December 31, 2010 and 2009, respectively, and less than 10% of our net sales for the year ended December 31, 2011. In addition, net sales to a subcontractor to Kongsberg accounted for approximately 5% and 7% of our net sales for the years ended December 31, 2010 and 2009, respectively. Net sales to this subcontractor were immaterial for the year ended December 31, 2011. The decrease in net sales to Kongsberg and this subcontractor was primarily driven by a slowdown of the U.S. Army’s procurement of Common Remotely Operated Weapon Stations (CROWS) under existing contracts. Net sales to General Dynamics Land Systems—Canada (General Dynamics) accounted for approximately 11% of our net sales for the year ended December 31, 2011, and less than 10% of our net sales for the years ended December 31, 2010 and 2009. The terms and conditions of sales to Kongsberg, the subcontractor to Kongsberg and General Dynamics are consistent with our standard terms and conditions of product sales as discussed in note 1 of our consolidated financial statements. General Dynamic’s receivable balance was current as of December 31, 2011 and the outstanding receivable balance has been paid as of the date of this report. No other individual customer accounted for more than 10% of our net sales for the years ended December 31, 2011, 2010 and 2009, respectively.

We have historically derived a substantial portion of our revenue from sales to customers located outside the United States and Canada. The following table provides, for the periods indicated, sales to specified geographic regions:

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Originating from the Americas locations
United States	$62,748	$70,620	$49,941
Canada	17,518	5,923	3,465
Europe	8,315	17,892	19,644
Other	7,143	3,950	4,623

Total Americas	95,724	98,385	77,673

Originating from European and Asian locations
Europe	13,244	10,398	8,637
Other	3,568	3,460	2,750

Total Europe and Asia	16,812	13,858	11,387

Net sales	$112,536	$112,243	$89,060

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

	Year ended December 31,
	2011	2010	2009
	(in thousands)
Research and development expense presented on the statement of operations	$11,548	$10,715	$8,805
Costs of customer-funded research and development included in costs of service sales	412	953	475
Costs of customer-funded research and development included in costs of product sales	—	1,001	801

Total consolidated statements of operations expenditures on research and development activities	$11,960	$12,669	$10,081

As of December 31, 2011, we had approximately $30.6 million in cash, cash equivalents and marketable securities and accumulated earnings of approximately $3.7 million.

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

Revenue Recognition

Product sales. Product sales are recognized when persuasive evidence of an arrangement exists, goods are shipped, title has passed and collectability is reasonably assured. Our standard sales terms require that:

•	All sales are final;

•	Terms are generally either Net 30;

•	Shipments are tendered and shipped FOB (or as may be applicable, FCA or EXW) our plant or warehouse; and

•	Title and risk of loss or damage passes to the dealer or distributor at the point of shipment when delivery is made to the possession of the carrier.

For certain guidance and stabilization product sales, customer acceptance or inspection may be required before title and risk of loss transfers to the customer. For those sales, revenue is recognized after transfer of title and risk of loss and after notification of customer acceptance.

Under certain limited conditions, we, at our sole discretion, provide for the return of goods. No product is accepted for return and no credit is allowed on any returned product unless we have granted and confirmed prior written permission by means of appropriate authorization. We establish reserves for potential sales returns, credits and allowances, and evaluate, on a monthly basis, the adequacy of those reserves based upon historical experience and our expectations for the future.

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

We wrote off approximately $0.3 million and $0.5 million of our allowance for doubtful accounts in 2011 and 2010, respectively. The write-offs in both years were driven largely by the financial deterioration of a couple of our mobile communications product distributors as well as a few of our airtime customers. The current economic downturn could continue to adversely impact the financial condition of our customers, which could result in additional write-offs and increases in our allowance for doubtful accounts and have a negative impact on our results of operations.

Inventories

Inventory is valued at the lower of cost or market. We generally must order components for our products and build inventory in advance of product shipments. We regularly review current quantities on hand, actual and projected sales volumes and anticipated selling prices on products and write down, as appropriate, slow-moving and/or obsolete inventory to its net realizable value. In 2009, we recorded an additional $1.3 million in inventory reserves due in part to weak consumer demand. In 2011 and 2010, we wrote off approximately $0.2 million and $0.6 million, respectively, of fully reserved inventory. Generally, our inventory does not become obsolete because the materials we use are typically interchangeable among various product offerings. However, if we overestimate projected sales or anticipated selling prices, our inventory might be overstocked or overvalued, and we would have to reduce our inventory valuation accordingly.

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

Compensation costs for awards subject only to service conditions that vest ratably are recognized on a straight-line basis over the requisite service period for the entire award.

Goodwill and Intangible Assets

Goodwill and intangible assets with indefinite lives are tested at least annually for impairment. Intangible assets with estimated lives and other long-lived assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of intangible assets with estimated lives and other long-lived assets is measured by comparing the carrying amount of the asset to future net undiscounted cash flows expected to be generated by the asset. If these comparisons indicate that an asset is not recoverable, we will recognize an impairment loss for the amount by which the carrying value of the asset exceeds the related estimated fair value. Estimated fair value is based on either discounted future operating cash flows or appraised values, depending on the nature of the asset. Considerable judgment is required to estimate discounted future operating cash flows. Judgment is also required in determining whether an event has occurred that may impair the value of goodwill or identifiable intangible or other long-lived assets. Factors that could indicate an impairment may exist include significant underperformance relative to plan or long-term projections, changes in business strategy, significant negative industry or economic trends, a significant change in circumstances relative to a large customer, a significant decline in our stock price for a sustained period and a decline in our market capitalization to below net book value. We must make assumptions about future cash flows, future operating plans, discount rates and other factors in our models and valuation reports. To the extent these future projections and estimates change, the estimated amounts of impairment could differ from current estimates. Our annual testing for impairment of goodwill is completed as of August 31 of each year. As of December 31, 2011 all goodwill and intangible assets are associated with the purchase of Virtek Communication in September 2010.

Contingencies

We are subject to ongoing business risks arising in the ordinary course of business. An estimated loss contingency is accrued when it is probable that a liability has been incurred or an asset has been impaired and the amount of loss can be reasonably estimated. We regularly evaluate current information available to determine whether such amounts should be adjusted and record changes in estimates in the period they become known. We reserve for legal contingencies and legal fees when the amounts are probable and reasonably estimable. At December 31, 2011, we have not recorded any material loss contingencies.

Results of Operations

The following table provides, for the periods indicated, certain financial data expressed as a percentage of net sales:

	Year Ended December 31,
	2011	2010	2009
Sales:
Product	75.6%	82.0%	84.4%
Service	24.4	18.0	15.6

Net sales	100.0	100.0	100.0
Costs and expenses:
Costs of product sales	41.4	45.8	52.3
Costs of service sales	18.6	14.3	11.5
Research and development	10.2	9.5	9.8
Sales, marketing and support	20.9	16.5	18.3
General and administrative	9.4	9.0	8.8

Total costs and expenses	100.5	95.1	100.7

(Loss) income from operations	(0.5)	4.9	(0.7)
Interest income	0.3	0.3	0.4
Interest expense	0.2	0.2	0.1
Other income	0.8	0.0	0.0

Income (loss) before income taxes	0.4	5.0	(0.4)
Income tax benefit	0.4	2.4	0.3

Net income (loss)	0.8%	7.4%	(0.1)%

Years ended December 31, 2011 and 2010

Net Sales

Product sales decreased in 2011 by $6.9 million, or 8%, to $85.1 million from $92.1 million in 2010. The primary reason for the decrease in 2011 was a decrease in sales of our guidance and stabilization products of $6.9 million, or 14%. Specifically, sales of our FOG products decreased $17.9 million, or 44%, driven largely by a slowdown of the U.S. Army’s procurement of Common Remotely Operated Weapon Stations (CROWS) under existing contracts, as the industry awaits updates on the outcome of the U.S. Army procurement for the next CROWS program contract, which is in the solicitation phase. This decrease in FOG product sales was partially offset by an increase in sales of our TACNAV defense products of $11.4 million, or 190%. Although we expect that TACNAV sales will continue to grow over the long term, sales on a quarter-to-quarter or a year-to-year basis could be very uneven. Largely as a result of uncertainty regarding future military expenditures, we expect our TACNAV product sales will significantly decline in 2012 from 2011. We also expect our FOG sales to decline on a year-over-year basis during at least the first quarter of 2012.

Mobile communications product sales in 2011 were $43.9 million, which was consistent with 2010. Sales of our marine products increased $4.7 million, or 14%, driven primarily by demand for our TracPhone V3 and V7 products and sales of our network management products from our Norwegian subsidiary, which was acquired in September 2010. Partially offsetting this increase was a $4.3 million, or 97%, decrease in sales of our satellite television antenna used on narrowbody commercial aircraft. We began shipping this antenna to LiveTV in the second quarter of 2009. However, this contract was terminated in March 2011, and we did not have any shipments of this antenna to LiveTV after such termination. Sales of our land mobile products decreased $0.4 million, or 5%, driven primarily by decreased sales to original equipment manufacturers in the recreational vehicle market. We remain cautious about the prospects for our leisure sales as a result of ongoing challenges in the global economy.

Mobile communications product sales originating from the Americas decreased $2.0 million, or 7%, in 2011 as compared to 2010. Mobile communications product sales originating from our European and Asian subsidiaries increased $2.0 million, or 14%, in 2011 as compared to 2010.

Service sales increased in 2011 by $7.2 million, or 36%, to $27.4 million from $20.2 million in 2010. The primary reason for the increase was a $7.2 million increase in airtime sales for our mini-VSAT Broadband service. Also contributing to the increase was a $0.3 million increase in Inmarsat service revenue. Partially offsetting this increase was a $0.2 million decrease in DIRECTV account activation fees and service repair sales, primarily related to a decline in guidance and stabilization TACNAV product refurbishment and repair programs.

Costs of Sales

Our costs of product sales consist primarily of direct labor, materials and manufacturing overhead used to produce our products. Costs of product sales in 2011 decreased by $4.8 million, or 9%, to $46.6 million from $51.3 million in 2010. The primary reason for the decrease was the decrease in sales of FOG and aeronautical products discussed above.

Our costs of service sales consist primarily of satellite service capacity, direct network service labor, service network overhead and depreciation expense associated with our mini-VSAT Broadband network infrastructure, Inmarsat service costs, service material and direct labor associated with non-warranty product repairs, as well as engineering and related direct costs associated with customer-funded research and development. Costs of service sales increased by $4.9 million, or 30%, to $21.0 million in 2011 from $16.1 million in 2010. The primary reason for the increase was a $5.7 million increase in airtime costs of sales for our mini-VSAT Broadband service. This increase was partially offset by a decrease of $0.7 million in contracted engineering services and service repair costs of sales.

Gross margin from product sales increased in 2011 to 45% from 44% in 2010. The primary reason for the increase was the increase in TACNAV product sales discussed above.

Gross margin from service sales increased in 2011 to 23% from 20% in 2010. The increase in our gross margin from service sales was primarily attributable to increased airtime sales for our mini-VSAT Broadband service and improved profitability on customer-funded engineering projects. We expect the gross margin from service sales to improve when and as sales for our mini-VSAT Broadband service increase in upcoming quarters, as the build-out of the initial Ku-band global network is now complete. However, we do expect future cost increases as we begin to implement C-band coverage in 2012 and as capacity may need to be expanded for growth in the number of active accounts as well as for potential expansion into new coverage areas. These cost increases may offset or exceed any improvements in gross margin that might otherwise result from sales increases.

Operating Expenses

Sales, marketing and support expense consists primarily of salaries and related expenses for sales and marketing personnel, commissions for both in-house and third-party representatives, other sales and marketing support costs such as advertising, literature and promotional materials, product service personnel and support costs, warranty-related costs and bad debt expense. Sales, marketing and support expense also includes the operating expenses of our wholly owned subsidiaries in Denmark, Singapore and Brazil. Sales, marketing and support expense in 2011 increased by $5.0 million, or 27%, to $23.5 million from $18.5 million in 2010. The primary reason for the increase in 2011 was a $2.5 million increase in variable sales expense in part as a result of two large TACNAV orders that occurred in the second and fourth quarters. Also contributing to the increase in 2011 were costs related to the global and domestic expansion of our sales channel and support services presence for the mini-VSAT Broadband satellite communication service. Specifically, we experienced a $1.3 million increase in sales, marketing and support expense related to our Singaporean, Norwegian, Danish and Brazilian subsidiaries, which (other than our Danish subsidiary), were incorporated or acquired during 2010, as well as a $0.5 million increase in U.S.-based compensation for sales, marketing and support, and a $0.3 million increase in warranty expense. As a percentage of sales, sales, marketing and support expense increased in 2011 to 21% from 16% in 2010.

Research and development expense consists of direct labor, materials, external consultants and related overhead costs that support our internally funded product development and product sustaining engineering activities. All research and development costs are expensed as incurred, excluding the aviation antenna development costs that were related to the original development project for LiveTV, which were capitalized from 2009 through the second quarter of 2011 until the original antenna development and production agreement with LiveTV was terminated in March 2011. We reached an agreement with LiveTV regarding the termination of the production agreement in September 2011 and as a result, all such expenditures were expensed to other expense in the third quarter. Prior to the third quarter of 2011 we had a contractual right to recover such costs (see note 14 to our consolidated financial statements). Research and development expense in 2011 increased by $0.8 million, or 8%, to $11.5 million from $10.7 million in 2010. The primary reason for the increase in 2011 expense was a $0.5 million decrease in customer-funded engineering costs for contracted engineering services. Also contributing to the increase was a $0.3 million increase in research and development expense related to our Norwegian subsidiary, which was acquired in September 2010. As a percentage of sales, research and development expense was 10% in 2011, which was consistent with 2010.

General and administrative expense consists of costs attributable to management, finance and accounting, information technology, human resources, certain outside professional services and other administrative costs. General and administrative expense in 2011 increased by $0.5 million, or 5%, to $10.6 million from $10.1 million in 2010. The primary reason for the increase in 2011 expense was a $0.6 million increase in general and administrative expenses related to our Norwegian subsidiary, which was acquired in September 2010. Also contributing to the increase was a $0.3 million increase in U.S.-based employee compensation for the general and administrative department, and a $0.1 million increase in computer maintenance expense. Partially offsetting these increases was a $0.6 million decrease in merger and acquisition costs related to the acquisition of our Norwegian subsidiary, which was acquired in September 2010. As a percentage of sales, general and administrative expense was 9% in 2011, which was consistent with 2010.

We expect to incur a net loss in the first quarter of 2012.

Interest Income and Other Expense

Interest income and other expense increased by $0.9 million to $1.0 million in 2011 from $0.1 million in 2010. The primary reason for the increase was a $0.8 million net benefit in other income resulting from reaching agreement with LiveTV relative to the termination of our original antenna development and production agreement in September 2011.

Income Tax Benefit

The income tax benefit decreased by $2.1 million to $0.5 million in 2011 from $2.6 million in 2010. The primary reason for the decrease in 2011 was based upon our conclusion in 2010 that $3.3 million of our deferred tax asset valuation allowance was no longer required which led us to reverse a portion of the allowance, resulting in a substantial benefit. In 2011, our tax benefit was driven by Rhode Island state tax credits relating to the construction of our new production facility. Partially offsetting this tax benefit was income tax expense associated with tax shortfalls for non-qualified stock options expirations and certain non-qualified stock option exercises, as well as shortfalls associated with restricted stock awards vesting in 2011 and losses in certain foreign jurisdictions for which we recorded no tax benefit. We estimate our effective tax rate for 2012 to be 38% or higher, subject to the tax effect of discrete events such as stock option exercise activity and restricted stock vesting.

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

Mobile communications product sales in 2010 increased $6.4 million, or 17%, to $43.9 million from $37.5 million in 2009. The primary reason for the increase was a $4.0 million, or 14% increase in sales of our marine products, driven primarily by demand for our TracPhone V7 product, and to a lesser extent sales of our TracVision HD-7 satellite television product that we launched in the fourth quarter of 2009. Also contributing to the increase in marine product sales was $0.9 million in sales from Virtek Communication, which was acquired in September 2010. In addition, sales of our land mobile products increased $1.6 million, or 32%, driven primarily by increased sales to original equipment manufacturers in the recreational vehicle market. Further contributing to the increase in mobile communications product sales was a $0.9 million increase in sales of our satellite television antenna used on narrowbody commercial aircraft. We began shipping this antenna to LiveTV in the second quarter of 2009. Mobile communications product sales originating from our European and Asian subsidiaries increased $2.5 million, or 22%, from 2009 to 2010. Mobile communications product sales originating from the Americas increased $3.9 million, or 15%, from 2009 to 2010.

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

All research and development costs were expensed as incurred during 2010, excluding the aviation antenna development costs related to the development project for LiveTV, which were capitalized, as we had a contractual right to recover such costs (see note 14 to the consolidated financial statements). Research and development expense in 2010 increased by $1.9 million, or 22%, to $10.7 million from $8.8 million in 2009. The primary reason for the increase in 2010 expense was the core completion of the development project for the satellite television antenna to be used on narrowbody commercial aircraft. The project was substantially complete in the second quarter of 2009 and resulted in a $1.4 million decrease in the capitalization of aviation antenna development costs during 2010 versus 2009 and a corresponding increase in research and development expense. Also contributing to the increase was an increase in engineering related employee compensation, material costs and consulting, primarily in connection with the general increase in development of products for all markets, as well as a $0.2 million increase in research and development expense associated with the acquisition of Virtek Communication in September 2010. As a percentage of sales, research and development expense was 10% in 2010, which was consistent with 2009.

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

Liquidity and Capital Resources

We have historically funded our operations primarily from cash flows from operations, net proceeds from public and private equity offerings, bank financings and proceeds received from exercises of stock options. As of December 31, 2011, we had $30.6 million in cash, cash equivalents and marketable securities, of which $0.7 million, $0.1 million and $1.6 million in cash equivalents were held in a local currency by our foreign subsidiaries located in Denmark, Brazil and Norway, respectively. There were no marketable securities held by our foreign subsidiaries as of December 31, 2011. As of December 31, 2011, we had $59.8 million in working capital.

Net cash provided by operations for 2011 was $1.9 million as compared to net cash provided by operations of $9.6 million for 2010. The decrease is primarily due to a $7.4 million decrease in net income, which reflected a $2.4 million reduction in non-cash benefits related to deferred income taxes and a $1.0 million increase in non-cash charges related to stock compensation expense. The decrease in net cash provided by operations was also the result of a $4.8 million decrease in cash inflows attributable to accounts receivable, a $2.6 million increase in cash outflows due to increased inventory levels, a $1.8 million increase in cash outflows relating to accrued expenses and a $1.5 million increase in cash outflows related to other long-term liabilities. Partially offsetting this decrease was a $2.0 million decrease in cash outflows related to accounts payable, a $1.7 million increase in cash inflows related to deferred revenue, a $1.4 million increase in cash inflows related to other long-terms assets, and a $1.2 million decrease in cash outflows related to prepaid expenses and other current assets.

Net cash used in investing activities for 2011 was $7.6 million as compared to net cash used in investing activities of $12.1 million for 2010. The decrease is primarily due to the $6.4 million decrease in cash paid for businesses acquired, as we purchased Virtek Communication in September 2010. Also contributing to the decrease in cash outflows was a $1.2 million decrease in our net investment in marketable securities. Offsetting the decrease in cash outflows was a $3.1 million increase in capital expenditures primarily related to the construction of our new manufacturing facility in Middletown, Rhode Island during 2011.

Net cash provided by financing activities for 2011 was $5.5 million as compared to net cash provided by financing activities of $3.8 million for 2010. The increase is primarily due to a $9.0 million increase in borrowings under our line of credit, which were used to finance the construction of our new manufacturing facility in Middletown, Rhode Island. Partially offsetting this increase was a $3.5 million decrease in proceeds from exercises of stock options and purchases of shares under our employee stock purchase plan as well as a $3.7 million increase in common stock repurchases.

On April 6, 2009, we entered into a mortgage loan in the amount of $4.0 million related to our headquarters facility in Middletown, Rhode Island. The loan term is 10 years, with a principal amortization of 20 years, and the interest rate will be a rate per year adjusted periodically based on a defined interest period equal to the BBA LIBOR Rate plus 2.25 percentage points. On June 9, 2011, we entered into an amendment to the mortgage loan, providing for an adjustment of the interest rate from the BBA LIBOR Rate plus 2.25 percentage points to the BBA LIBOR Rate plus 2.00 points. Land, building and improvements with an approximate carrying value of $5.0 million as of December 31, 2011 secure the mortgage loan. The monthly mortgage payment is approximately $10,500 plus interest and increases in increments of approximately $600 each year throughout the life of the mortgage. Due to the difference in the term of the loan and amortization of the principal, a balloon payment of $2.6 million is due on April 1, 2019. The loan contains one financial covenant, a Fixed Charge Coverage Ratio, which applies in the event that our consolidated cash, cash equivalents and marketable securities balance falls below $25.0 million at any time. As our consolidated cash, cash equivalents and marketable securities balance was above $25.0 million throughout 2011, the Fixed Charge Coverage Ratio did not apply. Under the mortgage loan we may prepay our outstanding loan balance subject to certain early termination charges as defined in the mortgage loan agreement. If we were to default on our mortgage loan, the land, building and improvements would be used as collateral. As discussed in note 17 to the consolidated financial statements, effective April 1, 2010, in order to reduce the volatility of cash outflows that arise from changes in interest rates, we entered into two interest rate swap agreements that are intended to hedge our mortgage interest obligations by fixing the interest rates specified in the mortgage loan to 5.9% for half of the principal amount outstanding and 6.1% for the remaining half of the principal amount outstanding as of April 1, 2010 until the mortgage loan expires on April 16, 2019.

We currently have a revolving loan agreement with a bank that provides for a maximum available credit of $15.0 million and will expire on December 31, 2014. We pay interest on any outstanding amounts at a rate equal to the BBA LIBOR Daily Floating Rate plus 1.25%. The line of credit contains two financial covenants, a Liquidity Covenant, which requires us to maintain at least $20.0 million in unencumbered liquid assets, as defined in the loan agreement, and a Fixed Charge Coverage Ratio. As of December 31, 2011, we were not in default of either covenant. Subject to the terms of the agreement and so long as no event of default has occurred, until September 30, 2012, we have the option of converting up to $12.0 million of revolving loans into one or more term loans at a floating interest rate equal to LIBOR plus 1.75%. We may terminate the loan agreement prior to its full term without penalty, provided we give 30 days’ advance written notice to the bank. As of December 31, 2011, we had borrowed $9.0 million under the facility, the repayment of which is due no later than the maturity date of December 31, 2014.

On November 26, 2008, our Board of Directors authorized a program to repurchase up to one million shares of our common stock. The share repurchase program is funded using our existing cash, cash equivalents, marketable securities and future cash flows. As of December 31, 2011, 341,009 shares of our common stock remain available for repurchase under the program. We purchased 457,667 shares of our common stock during 2011 at a total cost of approximately $3.7 million.

It is our intent to continue to invest in the mini-VSAT Broadband network in cooperation with ViaSat under the terms of a 10-year agreement announced in July 2008. As part of this arrangement, we agreed to acquire satellite capacity from Ku-band satellite operators. In addition, we have recently entered into a five-year agreement to lease satellite capacity from a C-band satellite operator. We also purchased a hub from ViaSat in January 2012 and are contractually committed to purchase two additional hubs by June 2013, although we currently plan to purchase these sometime during 2012. The total cost of both the five-year satellite capacity agreement and the hubs is approximately $12.2 million, of which approximately 22% relates to the cost of the hubs. Each satellite hub represents a substantial capital investment. As part of future potential capacity expansion, we would plan to seek to acquire additional satellite capacity from satellite operators, expend funds to seek regulatory approvals and permits, develop product enhancements in anticipation of the expansion, and hire additional personnel. We anticipate these costs will be funded by cash, cash equivalents and marketable securities on hand, as well as cash flows from operations.

In April 2011, under an agreement with an outside developer, we began construction of a new manufacturing facility near our Middletown location. We financed $9.0 million of this construction through borrowings against our line of credit during the second half of 2011. We do not anticipate any additional financing of this construction project and plan to use our existing cash and cash equivalents to fund any remaining costs, which are expected to be less than $1.0 million.

We believe that the $30.6 million we hold in cash, cash equivalents and marketable securities, together with our other existing working capital and cash flows from operations, will be adequate to meet planned operating and capital requirements through at least the next twelve months. However, as the need or opportunity arises, we may seek to raise additional capital through public or private sales of securities or through additional debt financing. There are no assurances that we will be able to obtain any additional funding or that such funding will be available on terms acceptable to us.

Contractual Obligations and Other Commercial Commitments

As of December 31, 2011, our contractual commitments consisted of satellite service capacity, near-term purchase commitments, line of credit borrowings, a mortgage note payable, and equipment and facility leases. Our purchase commitments include unconditional purchase orders for inventory, manufacturing materials and fixed assets extending out over various periods throughout 2014. We are also obligated under satellite service capacity leases and multi-year facility leases that terminate at various times between 2012 and 2017.

The following table summarizes our obligations under these commitments, excluding interest, at December 31, 2011:

	Payment Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Satellite service capacity and equipment lease obligations	$40,179	$11,117	$18,815	$8,627	$1,620
Inventory and fixed asset purchase commitments	24,520	15,595	8,925	—	—
Line of credit borrowings	9,000	—	9,000	—	—
Mortgage note payable	3,684	131	284	317	2,952
Facility lease obligations	489	245	244	—	—

Total	$77,872	$27,088	$37,268	$8,944	$4,572

We did not have any off-balance sheet commitments, guarantees or standby repurchase obligations as of December 31, 2011.

Recent Accounting Pronouncements

See note 1 of our accompanying audited consolidated financial statements for a description of recent accounting pronouncements including the dates (or expected dates) of adoption and effects (or expected effects) on our results of operations, financial position and disclosures.

ITEM 7A.	Quantitative and Qualitative Disclosure About Market Risk

Our primary market risk exposure is in the area of foreign currency exchange risk. We are exposed to currency exchange rate fluctuations related to our subsidiary operations in Brazil, Denmark, Norway and Singapore. Certain transactions in these locations are made in the local currency, yet are reported in the U.S. dollar, the functional currency. For foreign currency exposures existing at December 31, 2011, a 10% unfavorable movement in the foreign exchange rates for our subsidiary locations would not expose us to material losses in earnings or cash flows.

From time to time, we purchase foreign currency forward contracts generally having durations of no more than five months. These forward contracts are intended to offset the impact of exchange rate fluctuations on cash flows of our foreign subsidiaries. Foreign exchange contracts are accounted for as cash flow hedges and are recorded on the balance sheet at fair value until executed. Changes in the fair value are recognized in earnings. We did not enter into any such contracts during 2011.

The primary objective of our investment activities is to preserve principal and maintain liquidity, while at the same time maximize income. We have not entered into any instruments for trading purposes. Some of the securities that we invest in may have market risk. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities that can include government agency bonds, money market mutual funds, corporate notes, and certificates of deposit. As of December 31, 2011, a hypothetical 100 basis-point increase in interest rates would result in an immaterial decrease in the fair value of our investments that have maturities of greater than one year. Due to the conservative nature of our investments and the relatively short duration of their maturities, we believe interest rate risk is substantially mitigated. As of December 31 2011, 66% of the $23.6 million classified as available-for-sale marketable securities will mature or reset within one year. Accordingly, long-term interest rate risk is not considered material. We do not invest in any financial instruments denominated in foreign currencies as of December 31, 2011.

To the extent that we borrow against our variable-rate credit facility, we will be subject to interest rate risk, as we will pay interest on any outstanding amounts at a rate equal to the BBA LIBOR Daily Floating Rate plus 1.25%. There was $9.0 million in borrowings outstanding under this facility at December 31, 2011. Subject to the terms of the agreement and so long as no event of default has occurred, until September 30, 2012, we have the option of converting up to $12.0 million of outstanding amounts against our variable-rate facility into one or more term loans at a floating interest rate equal to LIBOR plus 1.75%.

As discussed in note 17 to the consolidated financial statements, effective April 1, 2010, in order to reduce the volatility of cash outflows that arise from changes in interest rates, we entered into two interest rate swap agreements. These interest rate swap agreements are intended to hedge our mortgage loan related to our headquarters facility in Middletown, Rhode Island by fixing the interest rates specified in the mortgage loan to 5.9% for half of the principal amount outstanding and 6.1% for the remaining half of the principal amount outstanding as of April 1, 2010 until the mortgage loan expires on April 16, 2019.

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

Under the supervision and with the participation of our CEO and CFO, our management has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2011.

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

Under the supervision and with the participation of our CEO and CFO, our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2011 and concluded that it is effective.

Our independent registered public accounting firm, KPMG LLP, has issued an audit report regarding the effectiveness of our internal control over financial reporting as of December 31, 2011, and that report is included below.

Evaluation of Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of our CEO and CFO, our management has evaluated changes in our internal control over financial reporting that occurred during the fourth quarter of 2011. Based on that evaluation, our CEO and CFO did not identify any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None.

PART III

We have omitted the information required in Part III of this annual report because we intend to include that information in our definitive proxy statement for our 2012 annual meeting of stockholders, which we expect to file before 120 days after the end of fiscal 2011. We incorporate the information required in Part III of this annual report by reference to our 2012 proxy statement.

ITEM 10.	Directors, Executive Officers and Corporate Governance

Except as set forth below, the information required by this item is incorporated by reference to our 2012 proxy statement.

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

ITEM 11.	Executive Compensation

The information required by this item is incorporated by reference to our 2012 proxy statement.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to our 2012 proxy statement.

ITEM 13.	Certain Relationships and Related Transactions and Director Independence

The information required by this item is incorporated by reference to our 2012 proxy statement.

ITEM 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference to our 2012 proxy statement.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

3.	Exhibits

Exhibit No.	Description	Filed with this Form 10-K	Incorporated by Reference
			Form	Filing Date	Exhibit No.
3.1	Amended and Restated Certificate of Incorporation, as amended		10-Q	August 6, 2010	3.1
3.2	Amended, Restated and Corrected Bylaws of KVH Industries, Inc.		8-K	July 31, 2007	3
4.1	Specimen certificate for the common stock		S-1/A	March 22, 1996	4.1
*10.1	Amended and Restated 1996 Incentive and Nonqualified Stock Option Plan		8-K	July 31, 2007	10.3
*10.2	Amended and Restated 1996 Employee Stock Purchase Plan		8-K	June 2, 2010	10.2
*10.3	Second Amended and Restated 2003 Incentive and Nonqualified Stock Option Plan		10-Q	May 6, 2009	10.21
*10.4	Third Amended and Restated 2006 Stock Incentive Plan		8-K	June 2, 2010	10.1
*10.5	Form of Nonqualified Stock Option agreement granted under the Second Amended and Restated 2003 Incentive and Nonqualified Stock Option Plan		10-K	March 15, 2005	10.14
*10.6	Form of Incentive Stock Option agreement granted under the Second Amended and Restated 2003 Incentive and Nonqualified Stock Option Plan		10-K	March 15, 2005	10.15
*10.7	Form of Incentive Stock Option agreement granted under the Third Amended and Restated 2006 Stock Incentive Plan		8-K	August 28, 2006	10.1
*10.8	Form of Non-Statutory Stock Option agreement granted under the Third Amended and Restated 2006 Stock Incentive Plan		8-K	August 28, 2006	10.2
*10.9	Form of Restricted Stock Agreement granted under the Third Amended and Restated 2006 Stock Incentive Plan		8-K	August 16, 2007	10.1
*10.10	Policy Regarding Automatic Grants to Non-Employee Directors		10-Q	May 6, 2009	10.23
10.11	Amended and Restated Credit and Security Agreement dated July 17, 2003 with Fleet Capital Corporation		8-K	July 18, 2003	99.1
10.12	Assignment and Assumption and Amendment and Note Modification Agreement, dated July 17, 2006 by and among KVH Industries, Inc., Banc of America Leasing & Capital, LLC (successor-by-merger to Fleet Capital Corporation) (“assignor”), and Bank of America, N.A. (successor-by-merger to Fleet National Bank) (“assignee”)		8-K	July 20, 2006	10.1
10.13	Second Amendment and Note Modification Agreement, dated December 28, 2006 by and among KVH Industries, Inc., and Bank of America, N.A.		8-K	January 3, 2007	10.1

Exhibit No.	Description	Filed with this Form 10-K	Incorporated by Reference
			Form	Filing Date	Exhibit No.
10.14	Third Amendment and Note Modification Agreement, dated August 20, 2007 by and among KVH Industries, Inc., and Bank of America, N.A.		10-K	March 8, 2010
10.15	Fourth Amendment and Note Modification Agreement, dated December 31, 2008 by and among KVH Industries, Inc., and Bank of America, N.A.		8-K	January 2, 2009	10.1
10.16	Fifth Amendment and Note Modification Agreement, dated June 9, 2011 by and between KVH Industries, Inc. and Bank of America, N.A.		8-K	June 14, 2011	10.1
10.17	Sixth Amendment, dated March 1, 2012 by and between KVH Industries, Inc. and Bank of America, N.A.		8-K	March 6, 2012	10.1
10.18	Loan Agreement dated April 6, 2009 by and among KVH Industries, Inc., and Bank of America, N.A.		8-K	April 8, 2009	10.1
10.19	Second Amendment, dated June 9, 2011 by and between KVH Industries, Inc. and Bank of America, N.A., amending the Loan Agreement, dated April 6, 2009, as amended		8-K	June 14, 2011	10.2
10.20	Purchase and Sale Agreement by and between Jefferson-Pilot Investments, Inc., and KVH Industries, Inc.		10-Q	August 6, 2010	10.3
21.1	List of Subsidiaries	X
23.1	Consent of KPMG LLP	X
31.1	Rule 13a-14(a)/15d-14(a) certification of principal executive officer	X
31.2	Rule 13a-14(a)/15d-14(a) certification of principal financial officer	X
32.1	Rule 1350 certification	X
**101.1	Interactive Data File regarding (a) our Consolidated Balance Sheets as of December 31, 2011 and 2010, (b) our Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009, (c) our Consolidated Statements of Stockholders’ Equity and Accumulated Other Comprehensive Income (Loss) for the years ended December 31, 2011, 2010 and 2009, (d) our Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009 and (d) the Notes to such Consolidated Financial Statements	X

*	Management contract or compensatory plan.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files included as Exhibit 101.1 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KVH Industries, Inc.

Date: March 8, 2012	By:	/S/ MARTIN A. KITS VAN HEYNINGEN
Martin A. Kits van Heyningen President, Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Name	Title	Date

/S/ MARTIN A. KITS VAN HEYNINGEN Martin A. Kits van Heyningen	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 8, 2012

/S/ PATRICK J. SPRATT Patrick J. Spratt	Chief Financial and Accounting Officer (Principal Financial and Accounting Officer)	March 8, 2012

/S/ ROBERT W.B. KITS VAN HEYNINGEN Robert W.B. Kits van Heyningen	Director	March 8, 2012

/S/ MARK S. AIN Mark S. Ain	Director	March 8, 2012

/S/ STANLEY K. HONEY Stanley K. Honey	Director	March 8, 2012

/S/ BRUCE J. RYAN Bruce J. Ryan	Director	March 8, 2012

/S/ CHARLES R. TRIMBLE Charles R. Trimble	Director	March 8, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

KVH Industries, Inc.:

We have audited the accompanying consolidated balance sheets of KVH Industries, Inc. and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and accumulated other comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2011. We also have audited the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP
Providence, Rhode Island March 8, 2012

KVH INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$7,017,198	$7,241,188
Marketable securities	23,553,203	30,065,581
Accounts receivable, net of allowance for doubtful accounts of $622,687 as of December 31, 2011 and $592,458 as of December 31, 2010	25,958,516	18,769,709
Inventories	18,614,726	14,765,210
Prepaid expenses and other assets	2,552,146	2,734,058
Deferred income taxes	1,281,327	944,489

Total current assets	78,977,116	74,520,235

Property and equipment, less accumulated depreciation of $27,508,397 as of December 31, 2011 and $23,518,164 as of December 31, 2010	34,009,872	23,044,116
Intangible assets, less accumulated amortization of $434,318 as of December 31, 2011 and $101,222 as of December 31, 2010	1,902,771	2,271,458
Goodwill	4,425,711	4,517,103
Other non-current assets	3,834,752	5,863,093
Deferred income taxes	5,405,492	4,981,949

Total assets	$128,555,714	$115,197,954

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,140,589	$3,922,089
Accrued compensation and employee-related expenses	4,284,837	4,414,911
Accrued other	4,700,124	3,278,456
Accrued product warranty costs	933,184	886,558
Accrued professional fees	326,035	312,081
Deferred revenue	2,683,982	1,011,265
Current portion of long-term debt	130,857	123,870

Total current liabilities	19,199,608	13,949,230

Other long-term liabilities	135,166	1,262,524
Line of credit	9,000,000	—
Long-term debt excluding current portion	3,552,679	3,683,536

Total liabilities	31,887,453	18,895,290

Commitments and contingencies (notes 1, 5, 6 and 18)
Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 1,000,000 shares; none issued	—	—
Common stock, $0.01 par value. Authorized 30,000,000 shares, 16,207,268 and 15,890,083 shares issued; 14,548,277 and 14,688,759 shares outstanding at December 31, 2011 and December 31, 2010, respectively	162,160	158,989
Additional paid-in capital	106,592,491	102,727,761
Accumulated earnings	3,726,865	2,867,216
Accumulated other comprehensive (loss) income	(663,009)	19,817

	109,818,507	105,773,783
Less: treasury stock at cost, common stock, 1,658,991 and 1,201,324 shares as of December 31, 2011 and December 31, 2010, respectively	(13,150,246)	(9,471,119)

Total stockholders’ equity	96,668,261	96,302,664

Total liabilities and stockholders’ equity	$128,555,714	$115,197,954

See accompanying Notes to Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2011	2010	2009
Sales:
Product	$85,135,618	$92,058,745	$75,191,081
Service	27,400,246	20,184,049	13,868,768

Net sales	112,535,864	112,242,794	89,059,849
Costs and expenses:
Costs of product sales	46,598,595	51,347,555	46,551,735
Costs of service sales	20,969,805	16,086,394	10,198,161
Research and development	11,548,247	10,714,889	8,805,350
Sales, marketing and support	23,472,521	18,470,019	16,316,115
General and administrative	10,555,026	10,083,851	7,832,124

Total costs and expenses	113,144,194	106,702,708	89,703,485

(Loss) income from operations	(608,330)	5,540,086	(643,636)
Interest income	296,953	301,352	358,135
Interest expense	223,061	204,076	88,485
Other income (expense)	909,619	23,448	(19,764)

Income (loss) before income taxes	375,181	5,660,810	(393,750)
Income tax benefit	484,468	2,612,402	260,575

Net income (loss)	$859,649	$8,273,212	$(133,175)

Per share information:
Net income (loss) per share, basic	$0.06	$0.57	$(0.01)

Net income (loss) per share, diluted	$0.06	$0.56	$(0.01)

Number of shares used in per share calculation:
Basic	14,767,606	14,419,599	13,996,363

Diluted	15,072,342	14,850,325	13,996,363

See accompanying Notes to Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

	Common Stock		Additional Paid-in Capital	Accumulated (Deficit) Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
Balances at January 1, 2009	14,049,047	$151,273	$92,931,696	$(5,272,821)	$129,292	$(8,870,248)	$79,069,192

Comprehensive loss:
Net loss	—	—	—	(133,175)	—	—	(133,175)
Unrealized loss on marketable securities	—	—	—	—	(79,710)	—	(79,710)

Comprehensive loss	—	—	—	—	—	—	(212,885)
Stock-based compensation	—	—	1,734,042	—	—	—	1,734,042
Registration fees	—	—	(4,356)	—	—	—	(4,356)
Common stock issued under benefit plan	37,011	370	238,204	—	—	—	238,574
Acquisition of treasury stock	(123,044)	—	—	—	—	(600,871)	(600,871)
Payment of restricted stock withholdings	(8,790)	—	(46,938)	—	—	—	(46,938)
Exercise of stock options, vesting of restricted stock awards	200,054	2,001	1,421,551	—	—	—	1,423,552

Balances at December 31, 2009	14,154,278	$153,644	$96,274,199	$(5,405,996)	$49,582	$(9,471,119)	$81,600,310

Comprehensive income:
Net income	—	—	—	8,273,212	—	—	8,273,212
Currency translation adjustment	—	—	—	—	260,256	—	260,256
Unrealized loss on interest rate swaps	—	—	—	—	(242,880)	—	(242,880)
Unrealized loss on marketable securities	—	—	—	—	(47,141)	—	(47,141)

Comprehensive income	—	—	—	—	—	—	8,243,447
Stock-based compensation	—	—	2,522,737	—	—	—	2,522,737
Registration fees	—	—	(6,962)	—	—	—	(6,962)
Tax benefit from exercise of stock options	—	—	478,947	—	—	—	478,947
Common stock issued under benefit plan	21,654	217	259,767	—	—	—	259,984
Payment of restricted stock withholdings	(37,726)	(377)	(480,409)	—	—	—	(480,786)
Exercise of stock options, vesting of restricted stock awards	550,553	5,505	3,679,482	—	—	—	3,684,987

Balances at December 31, 2010	14,688,759	$158,989	$102,727,761	$2,867,216	$19,817	$(9,471,119)	$96,302,664

Comprehensive income:
Net income	—	—	—	859,649	—	—	859,649
Currency translation adjustment	—	—	—	—	(415,447)	—	(415,447)
Unrealized loss on interest rate swaps	—	—	—	—	(267,378)	—	(267,378)
Unrealized loss on marketable securities	—	—	—	—	(1)	—	(1)

Comprehensive income	—	—	—	—	—	—	176,823
Stock-based compensation	—	—	3,541,501	—	—	—	3,541,501
Registration fees	—	—	(10,000)	—	—	—	(10,000)
Tax benefit from exercise of stock options	—	—	19,396	—	—	—	19,396
Common stock issued under benefit plan	38,718	387	288,790	—	—	—	289,177
Acquisition of treasury stock	(457,667)	—	—	—	—	(3,679,127)	(3,679,127)
Payment of restricted stock withholdings	(46,444)	(465)	(624,068)	—	—	—	(624,533)
Exercise of stock options, vesting of restricted stock awards	324,911	3,249	649,111	—	—	—	652,360

Balances at December 31, 2011	14,548,277	$162,160	$106,592,491	$3,726,865	$(663,009)	$(13,150,246)	$96,668,261

See accompanying Notes to Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net income (loss)	$859,649	$8,273,212	$(133,175)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,374,169	3,845,016	2,653,578
Deferred income taxes	(737,496)	(3,133,858)	14,773
Provision for doubtful accounts	275,526	280,578	831,334
Gain on sale of fixed assets	—	—	(10,278)
Loss on interest rate swaps	132,589	102,572	—
Compensation expense related to awards and employee stock purchase plan	3,532,909	2,523,799	1,734,042
Changes in operating assets and liabilities, excluding the effects of acquisition:
Accounts receivable	(7,438,392)	(2,660,238)	(2,674,255)
Inventories	(3,850,824)	(1,215,185)	2,097,230
Prepaid expenses and other assets	164,089	(1,078,556)	(840,191)
Other non-current assets	2,028,341	645,674	(2,282,269)
Accounts payable	2,223,153	178,539	(1,876,618)
Deferred revenue	1,683,950	(43,713)	595,303
Accrued expenses	(253,089)	1,499,612	(61,837)
Other long-term liabilities	(1,127,359)	360,411	902,113

Net cash provided by operating activities	1,867,215	9,577,863	949,750

Cash flows from investing activities:
Capital expenditures	(14,064,106)	(11,010,756)	(5,163,026)
Proceeds from the sale of fixed assets	—	—	29,025
Net cash paid for business acquired	—	(6,365,518)	—
Purchases of marketable securities	(49,541,143)	(87,886,677)	(35,026,808)
Maturities and sales of marketable securities	56,053,571	93,207,446	37,194,077

Net cash used in investing activities	(7,551,678)	(12,055,505)	(2,966,732)

Cash flows from financing activities:
Repayments of long-term debt	(123,870)	(117,256)	(2,101,494)
Borrowings from long-term debt	—	—	4,000,000
Proceeds from line of credit borrowings	9,000,000	—	—
Proceeds from stock options exercised and employee stock purchase plan	941,537	4,423,918	1,662,126
Payment of employee restricted stock withholdings	(624,533)	(480,786)	(46,938)
Payment of stock registration fees	(10,000)	(6,962)	(4,356)
Repurchase of common stock	(3,679,127)	—	(600,871)

Net cash provided by financing activities	5,504,007	3,818,914	2,908,467

Effect on exchange rate changes on cash and cash equivalents	(43,534)	29,145	—
Net (decrease) increase in cash and cash equivalents	(223,990)	1,370,417	891,485

Cash and cash equivalents at beginning of year	7,241,188	5,870,771	4,979,286

Cash and cash equivalents at end of year	$7,017,198	$7,241,188	$5,870,771

Supplemental disclosure of cash flow information:
Cash paid for interest	$267,281	$189,931	$81,767

Cash paid for income taxes	$57,968	$881,025	$480,957

Supplemental disclosure of noncash investing activity:
Changes in accrued liabilities related to fixed asset additions	$944,649	$—	$—

See accompanying Notes to Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

(in thousands except share and per share amounts)

(1)	Summary of Significant Accounting Policies

(a)	Description of Business

KVH Industries, Inc. (the Company or KVH) designs, develops, manufactures and markets mobile communications products for the marine, land mobile and aeronautical markets, and navigation, guidance and stabilization products for both the defense and commercial markets.

KVH’s mobile communications products enable customers to receive voice and Internet services, and live digital television via satellite services in marine vessels, recreational vehicles and automobiles as well as live digital television on commercial airplanes while in motion. KVH’s CommBox offers a range of tools designed to increase communication efficiency, reduce costs, and manage network operations. KVH sells its mobile communications products through an extensive international network of retailers, distributors and dealers. KVH also leases products directly to end users.

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

KVH’s mobile communications service sales include sales earned from satellite voice and Internet airtime services, engineering services provided under development contracts, sales from product repairs, certain DIRECTV account subsidies and referral fees earned in conjunction with the sale of its products and extended warranty sales. KVH provides, for monthly fixed and usage fees, satellite connectivity sales from broadband Internet, data and Voice over Internet Protocol (VoIP) service to its TracPhone V7 customers. KVH also earns monthly usage fees for third-party satellite connectivity for voice, data and Internet services to its Inmarsat TracPhone customers who choose to activate their subscriptions with KVH. Under current DIRECTV programs, KVH is eligible to receive a one-time commission for each DIRECTV receiver activated for service and a new mobile account activation fee from DIRECTV for each customer who activates their DIRECTV service directly through KVH.

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

KVH INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2011, 2010 and 2009

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

(d)	Concentration of Credit Risk and Single Source Suppliers

Cash, cash equivalents and marketable securities. The Company is potentially subject to financial instrument concentration of credit risk through its cash, cash equivalent and marketable securities investments. To mitigate these risks the Company maintains cash, cash equivalents and marketable securities with reputable and nationally recognized financial institutions. As of December 31, 2011, $23,553 classified as marketable securities was held by Wells Fargo and substantially all of the cash and cash equivalents were held by Bank of America, N.A. See note 2 for a description of marketable securities.

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

	2011	2010	2009
Beginning balance	$592	$844	$333
Additions charged to expense	276	281	831
Deductions (write-offs/recoveries) from reserve	(245)	(533)	(320)

Ending balance	$623	$592	$844

KVH INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2011, 2010 and 2009

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

Product sales. Product sales are recognized when persuasive evidence of an arrangement exists, goods are shipped, title has passed and collectability is reasonably assured. The Company’s standard sales terms require that:

•	All sales are final;

•	Terms are generally Net 30;

•	Shipments are tendered and shipped FOB (or as may be applicable, FCA, or EXW) the Company’s plant or warehouse; and

•	Title and risk of loss or damage passes to the dealer or distributor at the point of shipment when delivery is made to the possession of the carrier.

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

Lease financing. Lease financing consists of sales-type leases primarily of the TracPhone V7. The Company records the leases at a price typically equivalent to normal selling price and in excess of the cost or carrying amount. Upon delivery, the Company records the present value of all payments under these leases as revenues, and the related costs of the product are charged to cost of sales. Interest income is recognized throughout the lease term (typically 3 years) using an implicit interest rate. Through December 31, 2011, lease sales have not been a significant portion of the Company’s total sales.

KVH INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2011, 2010 and 2009

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

Revisions to costs and income estimates are reflected in the period in which the facts that require revision become known. Any advance payments arising from such extended-term development contracts are recorded as deposits. If, in any period, estimated total costs under a contract indicate an expected loss, then such loss is provided for in that period. Through December 31, 2011, contracted service revenue has not been a significant portion of the Company’s total sales.

Product service sales. Product service sales other than under development contracts are recognized when completed services are provided to the customer and collectability is reasonably assured. The Company establishes reserves for potential sales returns, credit and allowances, and evaluates, on a monthly basis, the adequacy of those reserves based upon historical experience and its expectations for the future. Through December 31, 2011, product service sales have not been a significant portion of the Company’s total sales.

DIRECTV subsidies and commissions. One-time subsidies and new mobile account activation fees from DIRECTV for customers who activate their DIRECTV service directly through KVH are recognized in the month of activation. The Company establishes reserves for potential credits for early customer cancellations, on a quarterly basis. The adequacy of those reserves is based upon historical experience. Through December 31, 2011, such payments from DIRECTV have not been a significant portion of the Company’s total sales.

Extended warranty sales. The Company sells extended warranty contracts on mobile communications and guidance and stabilization products. Sales under these contracts are recognized ratably over the contract term. Through December 31, 2011, warranty sales have not been a significant portion of the Company’s total sales.

(f)	Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, which include cash equivalents, investments, accounts receivable, accounts payable and accrued expenses approximate their fair values due to the short maturity of these instruments. The carrying amount of the Company’s mortgage loan approximates fair value based on currently available quoted rates of similarly structured mortgage facilities. See note 2 for more information on the fair value of the Company’s marketable securities.

(g)	Cash, Cash Equivalents and Marketable Securities

In accordance with the Company’s investment policy, cash in excess of operational needs is invested in government agency bonds, money market mutual funds, corporate notes, and certificates of deposit, which are

KVH INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2011, 2010 and 2009

(in thousands except share and per share amounts)

(1)	Summary of Significant Accounting Policies—(continued)

reflected within marketable securities in the accompanying consolidated balance sheets. The Company determines the appropriate classification of marketable securities at each balance sheet date. As of December 31, 2011 and 2010, all of the Company’s marketable securities have been designated as available-for-sale and are carried at their fair value with unrealized gains and losses included in accumulated other comprehensive (loss) income in the accompanying consolidated balance sheets.

The Company reviews investments in debt securities for other than temporary impairment whenever the fair value of an investment is less than amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time. To determine whether an impairment is other-than-temporary, the Company considers whether it intends to sell the security, whether it expects to recover the credit loss, and if it is more likely than not that the Company will be required to sell the security prior to recovery. Evidence considered in this assessment includes the reasons for the impairment, compliance with the Company’s investment policy, the severity and duration of the impairment, changes in value subsequent to year-end and forecasted performance of the investee. The Company has reviewed its securities with unrealized losses as of December 31, 2011 and 2010, and has concluded that no other-than-temporary impairments exist.

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

Goodwill is recorded when the consideration for an acquisition exceeds the fair value of net tangible and identifiable intangible assets acquired. Goodwill is not amortized, but instead is tested for impairment at least annually, or if indicators of potential impairment exist by comparing the fair value of the Company’s reporting unit to its carrying value. The Company estimates the fair value of the Virtek Communication reporting unit using a discounted cash flow model or other valuation models, such as comparative transactions and market multiples. The Company performed its annual impairment test as of August 31, 2011 and noted no indicators of potential goodwill impairment.

Intangible assets are comprised of intellectual property, which is amortized over its estimated useful life of seven years. Intangible assets are reviewed for impairment when events or changes in circumstances indicate that their carrying amounts may not be recoverable based upon the estimated undiscounted cash flows. No events or changes in circumstances indicated that any of the carrying amounts of the Company’s intangible assets may not be recoverable during 2011.

KVH INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2011, 2010 and 2009

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

Other non-current assets are primarily comprised of long-term lease receivables, prepaid expenses, and deposits.

(l)	Product Warranty

The Company’s products carry limited warranties that range from one to four years and vary by product. The warranty period begins on the date of retail purchase or lease by the original purchaser. The Company accrues estimated product warranty costs at the time of sale and any additional amounts are recorded when such costs are probable and can be reasonably estimated. Factors that affect the Company’s warranty liability include the number of units sold or leased, historical and anticipated rates of warranty repairs and the cost per repair. Warranty and related costs are reflected within sales, marketing and support in the accompanying statements of operations. As of December 31, 2011 and 2010, the Company had accrued product warranty costs of $933 and $887, respectively. The following table summarizes product warranty activity during 2011 and 2010:

	2011	2010
Beginning balance	$887	$1,084
Charges to expense	772	512
Costs incurred	(726)	(709)

Ending balance	$933	$887

(m)	Shipping and Handling Costs

Shipping and handling costs are expensed as incurred and included in cost of sales. Billings for shipping and handling are reflected within net sales in the accompanying statements of operations.

KVH INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2011, 2010 and 2009

(in thousands except share and per share amounts)

(1)	Summary of Significant Accounting Policies—(continued)

(n)	Research and Development

Expenditures for research and development, including customer-funded research and development, are expensed as incurred. Revenue and related development costs from customer-funded research and development are as follows:

	Year ended December 31,
	2011	2010	2009
Customer-funded product sales	$—	$4,478	$3,582
Customer-funded service sales	$1,061	$1,062	$440
Customer-funded costs included in costs of service sales	412	953	475
Customer-funded costs included in costs of product sales	—	1,001	801

(o)	Advertising Costs

Costs related to advertising are expensed as incurred. Advertising expense was $2,081, $2,171, and $2,261 for the years ended December 31, 2011, 2010 and 2009, respectively, and is included in sales, marketing, and support expense in the accompanying consolidated statements of operations.

(p)	Foreign Currency Translation

The financial statements of the Company’s foreign subsidiaries located in Denmark and Singapore are maintained using the United States dollar as the functional currency. Exchange rates in effect on the date of the transaction are used to record monetary assets and liabilities. Revenue and other expense elements are recorded at rates that approximate the rates in effect on the transaction dates. Realized foreign currency remeasurement gains and losses are recognized within “other income (expense)” in the accompanying consolidated statements of operations. For the years ended December 31, 2011, 2010 and 2009, the Company experienced foreign currency losses of $79, $22 and $58, respectively.

The financial statements of the Company’s Brazilian and Norwegian subsidiaries use the foreign subsidiaries’ respective local currencies as the functional currency. The Company translates the assets and liabilities of these foreign subsidiaries at the exchange rates in effect at year-end. Net sales, costs and expenses are translated using average exchange rates in effect during the year. Gains and losses from foreign currency translation are credited or charged to accumulated other comprehensive (loss) income included in stockholder’s equity in the accompanying consolidated balance sheets.

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

KVH INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2011, 2010 and 2009

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

Basic net income (loss) per share is calculated based on the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share incorporates the dilutive effect of common stock equivalent options, warrants and other convertible securities, if any, as determined in accordance with the treasury stock accounting method. Common stock equivalents related to options and restricted stock awards for 597,463 and 196,076 shares of common stock for the years ended December 31, 2011 and 2010, respectively, have been excluded from the fully diluted calculation of net income per share, as inclusion would be anti-dilutive. The Company has excluded all outstanding stock options and non-vested restricted shares from the calculation of diluted earnings per share for the year ended December 31, 2009 because the net loss causes these outstanding stock options and non-vested restricted shares to be anti-dilutive.

A reconciliation of the basic and diluted weighted average common shares outstanding is as follows:

	2011	2010	2009
Weighted average common shares outstanding—basic	14,767,606	14,419,599	13,996,363
Dilutive common shares issuable in connection with stock plans	304,736	430,726	—

Weighted average common shares outstanding—diluted	15,072,342	14,850,325	13,996,363

(s)	Contingent Liabilities

The Company estimates the amount of potential exposure it may have with respect to claims, assessments and litigation in accordance with ASC 450, Contingencies. The Company is not party to any lawsuit or proceeding that, in management’s opinion, is likely to materially harm the Company’s business, results of operations, financial condition or cash flows, as described in note 18. It is not always possible to predict the outcome of litigation, as it is subject to many uncertainties. Additionally, it is not always possible for management to make a meaningful estimate of the potential loss or range of loss associated with such litigation. As of December 31, 2011, no losses have been accrued with respect to pending litigation.

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

KVH INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2011, 2010 and 2009

(in thousands except share and per share amounts)

(1)	Summary of Significant Accounting Policies—(continued)

(u)	Recent Accounting Pronouncements

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

KVH INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2011, 2010 and 2009

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

In September 2011, the FASB issued Accounting Standards Update 2011-08, “Intangibles—Goodwill and Other (Topic 350): Testing for Goodwill Impairment,” (ASU 2011-8). ASU 2011-8 gives companies the option to perform a qualitative assessment to determine whether it is more likely than not (a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount, and in some cases, skip the two-step impairment test. The objective of the revised standard is to simplify how an entity tests goodwill for impairment and to reduce the cost and complexity of the annual goodwill impairment test. ASU 2011-8 will be effective for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company is currently evaluating this guidance and the potential impact of the revised standard on the Company’s annual goodwill impairment test.

(2)	Marketable Securities

Included in marketable securities as of December 31, 2011 and 2010 are the following:

December 31, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Government agency bonds	$9,014	$1	$—	$9,015
Money market mutual funds	8,818	—	—	8,818
Corporate notes	3,019	—	—	3,019
Certificates of deposit	2,701	—	—	2,701

Total marketable securities designated as available for sale	$23,552	$1	$—	$23,553

December 31, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market mutual funds	$14,607	$—	$—	$14,607
Government agency bonds	11,020	1	—	11,021
Certificates of deposit	2,572	—	—	2,572
Corporate notes	1,865	1	—	1,866

Total marketable securities designated as available for sale	$30,064	$2	$—	$30,066

KVH INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2011, 2010 and 2009

(in thousands except share and per share amounts)

(2)	Marketable Securities—(continued)

The amortized costs and fair value of debt securities as of December 31, 2011 and 2010 are shown below by effective maturity. Effective maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

December 31, 2011	Amortized Cost	Fair Value
Due in less than one year	$15,537	$15,538
Due after one year and within two years	8,014	8,015

	$23,551	$23,553

December 31, 2010	Amortized Cost	Fair Value
Due in less than one year	$19,432	$19,432
Due after one year and within two years	10,632	10,634

	$30,064	$30,066

No realized gains or losses were recognized on the Company’s marketable securities during the years ended December 31, 2011 and 2010.

(3)	Inventories

Inventories as of December 31, 2011 and 2010 include the costs of material, labor, and factory overhead. Inventories consist of the following:

	December 31,
	2011	2010
Raw materials	$11,039	$10,191
Work in process	1,805	1,369
Finished goods	5,771	3,205

	$18,615	$14,765

(4)	Property and Equipment

Property and equipment, net, as of December 31, 2011 and 2010 consist of the following:

	December 31,
	2011	2010
Land	$3,827	$1,802
Building and improvements	19,815	9,417
Leasehold improvements	222	206
Machinery and equipment	27,701	25,914
Office and computer equipment	9,887	9,157
Motor vehicles	66	66

	61,518	46,562
Less accumulated depreciation	(27,508)	(23,518)

	$34,010	$23,044

KVH INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2011, 2010 and 2009

(in thousands except share and per share amounts)

(4)	Property and Equipment—(continued)

Depreciation for the years ended December 31, 2011, 2010 and 2009 amounted to $4,043, $3,744, and $2,654, respectively.

In April 2011, under an agreement with an outside developer, the Company began construction of a new manufacturing facility near its Middletown location. As of December 31, 2011, the Company has incurred approximately $9,000 in connection with the facility.

(5)	Debt and Line of Credit

On April 6, 2009, the Company entered into a mortgage loan in the amount of $4,000 related to its headquarters facility in Middletown, Rhode Island. The loan term is 10 years, with a principal amortization of 20 years, and the interest rate will be a rate per year adjusted periodically based on a defined interest period equal to the BBA LIBOR Rate plus 2.25 percentage points. On June 9, 2011, the Company entered into an amendment to the mortgage loan, providing for an adjustment of the interest rate from the BBA LIBOR Rate plus 2.25 percentage points to the BBA LIBOR Rate plus 2.00 points. Land, building and improvements with an approximate carrying value of $5,000 as of December 31, 2011 secure the mortgage loan. The monthly mortgage payment is approximately $11 plus interest and increases in increments of approximately $1 each year throughout the life of the mortgage. Due to the difference in the term of the loan and amortization of the principal, a balloon payment of $2,551 is due on April 1, 2019. The loan contains one financial covenant, a Fixed Charge Coverage Ratio, which applies in the event that the Company’s consolidated cash, cash equivalents and marketable securities balance falls below $25,000 at any time. As the Company’s consolidated cash, cash equivalents and marketable securities balance was above $25,000 throughout the year ended December 31, 2011, the Fixed Charge Coverage Ratio did not apply. Under the mortgage loan, the Company may prepay its outstanding loan balance subject to certain early termination charges as defined in the mortgage loan agreement. If the Company were to default on its mortgage loan, the land, building and improvements would be used as collateral.

The following is a summary of future principal payments under the mortgage:

Year ending December 31,	Principal Payment
2012	131
2013	138
2014	146
2015	154
2016	163
Thereafter	2,952

Total outstanding at December 31, 2011	$3,684

The Company currently has a revolving loan agreement with a bank that provides for a maximum available credit of $15,000 and will expire on December 31, 2014. The Company pays interest on any outstanding amounts at a rate equal to the BBA LIBOR Daily Floating Rate plus 1.25%. The line of credit contains two financial covenants, a Liquidity Covenant, which requires the Company to maintain at least $20,000 in unencumbered liquid assets, as defined in the loan agreement, and a Fixed Charge Coverage Ratio. As of December 31, 2011,

KVH INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2011, 2010 and 2009

(in thousands except share and per share amounts)

(5)	Debt and Line of Credit—(continued)

the Company was not in default of either covenant. Subject to the terms of the agreement and so long as no event of default has occurred, until September 30, 2012, the Company has the option of converting up to $12,000 of revolving loans into one or more term loans at a floating interest rate equal to LIBOR plus 1.75%. The Company may terminate the loan agreement prior to its full term without penalty, provided the Company gives 30 days’ advance written notice to the bank. As of December 31, 2011, the Company had borrowed $9,000 under the facility, the repayment of which is due no later than the maturity date of December 31, 2014.

Total commitment fees related to the line of credit were $49, $49, and $16 for the years ended December 31, 2011, 2010 and 2009, respectively.

(6)	Commitments and Contingencies

The Company has certain operating leases for satellite capacity, various equipment, and facilities. The following reflects future minimum payments under operating leases that have initial or remaining non-cancelable lease terms at December 31, 2011:

Years ending December 31,	Operating Leases
2012	$11,362
2013	10,541
2014	8,518
2015	5,454
2016	3,173
Thereafter	1,620

Total minimum lease payments	$40,668

Total rent expense incurred under facility operating leases for the years ended December 31, 2011, 2010 and 2009 amounted to $745, $754, and $903, respectively.

In the normal course of business, the Company enters into unconditional purchase order obligations with its suppliers for inventory and other operational purchases. Outstanding and unconditional purchase order obligations were $24,520 as of December 31, 2011.

The Company did not enter into any off-balance sheet commitments, guarantees, or standby repurchase obligations as of December 31, 2011.

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

KVH INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2011, 2010 and 2009

(in thousands except share and per share amounts)

(7)	Stockholders’ Equity—(continued)

December 31, 2011, 5,607,381 options and awards to purchase shares of common stock had been issued or expired and 1,557,619 were available for future grants. The Compensation Committee of the Board of Directors administers the plans, approves the individuals to whom options will be granted and determines the number of shares and exercise price of each option. Outstanding options under the plans at December 31, 2011 expire from January 2012 through November 2016. None of the Company’s outstanding options includes performance-based or market-based vesting conditions as of December 31, 2011.

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

The per share weighted-average fair values of stock options granted during 2011, 2010 and 2009 were $6.36, $6.54, and $3.34, respectively. The weighted-average assumptions used to value options as of their grant date were as follows:

	Year Ended December 31,
	2011	2010	2009
Risk-free interest rate	1.65%	0.95%	2.18%
Expected volatility	60.4%	60.0%	44.7%
Expected life (in years)	4.23	4.18	4.08
Dividend yield	0%	0%	0%

The changes in outstanding stock options for the year ended December 31, 2011, are as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2010	696,176	$10.65
Granted	310,000	13.15
Exercised	(59,011)	11.06
Expired, canceled or forfeited	(131,088)	12.46

Outstanding at December 31, 2011	816,077	$11.28	2.63	$112

Exercisable at December 31, 2011	361,994	$9.36	1.18	$85

The total intrinsic value of options exercised was $183, $1,157, and $382 in 2011, 2010, and 2009, respectively. The total aggregate intrinsic value of options outstanding at December 31, 2010 and 2009 was $1,254 and $4, respectively. The total aggregate intrinsic value of options exercisable at December 31, 2010 and 2009 was $851 and $3, respectively.

KVH INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2011, 2010 and 2009

(in thousands except share and per share amounts)

(7)	Stockholders’ Equity—(continued)

As of December 31, 2010 and 2009, the number of options exercisable was 416,710 and 623,019, respectively, and the weighted average exercise price of those options was $10.06 and $10.15 per share, respectively. The weighted average remaining contractual term for options exercisable at December 31, 2010 and 2009 was 1.44 and 1.57 years, respectively. The weighted average remaining contractual term for options outstanding at December 31, 2010 and 2009 was 2.28 and 1.99 years, respectively.

As of December 31, 2011, there was $1,914 of total unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted-average period of 2.90 years. In 2011, 2010 and 2009, the Company recorded compensation charges of $709, $514 and $823, respectively, related to stock options. Compensation costs for options subject only to service conditions that vest ratably are recognized on a straight-line basis over the requisite service period for the entire award. During 2011, 2010 and 2009, cash received under stock option plans for exercises was $652, $3,685 and $1,424, respectively.

(b)	Restricted Stock

The Company granted 167,500, 324,321 and 567,008 restricted stock awards to employees under the terms of the Amended and Restated 2006 Stock Incentive Plan for the years ended December 31, 2011, 2010 and 2009, respectively. The restricted stock awards vest annually over four years from the date of grant subject to the recipient remaining an employee through the applicable vesting dates. Compensation expense for restricted stock awards is measured at fair value on the date of grant based on the number of shares granted and the quoted market closing price of the Company’s common stock. Such value is recognized as expense over the vesting period of the award, net of estimated forfeitures. The weighted-average grant-date fair value of restricted stock granted during 2011, 2010 and 2009 was $13.29, $13.12 and $5.11 per share, respectively.

As of December 31, 2011, there was $4,023 of total unrecognized compensation expense related to restricted stock awards, which is expected to be recognized over a weighted-average period of 1.90 years. Compensation costs for awards subject only to service conditions that vest ratably are recognized on a straight-line basis over the requisite service period for the entire award. Compensation cost for awards initially subject to certain performance conditions are recognized on a ratable basis over the requisite service period for the entire award. In 2011, 2010 and 2009, the Company recorded compensation charges of $2,728, $1,942 and $853, respectively, related to restricted stock awards.

Restricted stock activity under the Amended and Restated 2006 Stock Incentive Plan for 2011 is as follows:

	Number of Shares	Weighted- average grant date fair value
Outstanding at December 31, 2010, nonvested	728,505	$8.97
Granted	167,500	13.29
Vested	(265,893)	8.94
Forfeited	(14,264)	11.59

Outstanding at December 31, 2011, nonvested	615,848	$10.10

KVH INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2011, 2010 and 2009

(in thousands except share and per share amounts)

(7)	Stockholders’ Equity—(continued)

(c)	Employee Stock Purchase Plan

Under the Company’s Amended and Restated Employee Stock Purchase Plan (ESPP), the Company is authorized to issue up to 600,000 shares of common stock, of which 63,308 shares remain available as of December 31, 2011.

The ESPP covers all of the Company’s employees. Under the terms of the ESPP, eligible employees can elect to have up to six percent of their pre-tax compensation withheld to purchase shares of the Company’s common stock on a semi-annual basis. The ESPP allows eligible employees the right to purchase the Company’s common stock on a semi-annual basis at 85% of the market price at the end of each purchase period. During 2011, 2010 and 2009, 38,718, 21,654, and 37,011 shares, respectively, were issued under this plan. The Company utilizes the Black-Scholes option-pricing model to calculate the fair value of these discounted purchases. The fair value of the 15% discount is recognized as compensation expense over the purchase period. The Company applies a graded vesting approach because the ESPP provides for multiple purchase periods and is, in substance, a series of linked awards. In 2011, 2010 and 2009, the Company recorded compensation charges of $96, $68 and $58, respectively, related to the ESPP. During 2011, 2010 and 2009, cash received under the ESPP was $289, $260 and $238, respectively.

(8)	Income Taxes

Income tax benefit for the years ended December 31, 2011, 2010 and 2009 attributable to income (loss) from operations is presented below.

	Current	Deferred	Total
Year ended December 31, 2011
Federal	$(16)	$120	$104
State	179	(955)	(776)
Foreign	212	(24)	188

	$375	$(859)	$(484)

Year ended December 31, 2010
Federal	$217	$(2,142)	$(1,925)
State	136	(998)	(862)
Foreign	154	21	175

	$507	$(3,119)	$(2,612)

Year ended December 31, 2009
Federal	$(317)	$—	$(317)
State	(65)	—	(65)
Foreign	106	15	121

	$(276)	$15	$(261)

KVH INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2011, 2010 and 2009

(in thousands except share and per share amounts)

(8)	Income Taxes—(continued)

The actual income tax benefit differs from the “expected” income tax expense (benefit) computed by applying the United States Federal corporate income tax rate of 35% to income (loss) before benefit as follows:

	Year Ended December 31,
	2011	2010	2009
Computed “expected” tax expense (benefit)	$131	$1,981	$(134)
Decrease in income taxes resulting from:
State income tax expense, net of federal benefit	83	636	82
State research and development, investment credits	(1,006)	(342)	(953)
Non-deductible expenses	101	268	60
Foreign tax rate differential	(42)	(28)	(25)
Federal research and development credits	(351)	(378)	(2,634)
Adjustments to operating loss carry-forwards and other deferred taxes, net	(44)	(346)	614
Stock-based compensation	306	146	—
Change in valuation allowance	338	(4,549)	2,729

Net income benefit	$(484)	$(2,612)	$(261)

The components of results of income (loss) from operations before income tax benefit determined by tax jurisdiction, are as follows:

	Year Ended December 31,
	2011	2010	2009
United States	$971	$5,458	$(871)
Denmark	(161)	390	477
Norway	726	61	—
Brazil	(1,210)	(260)	—
Singapore	49	12	—

Total	$375	$5,661	$(394)

KVH INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2011, 2010 and 2009

(in thousands except share and per share amounts)

(8)	Income Taxes—(continued)

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities for the periods presented are as follows:

	December 31,
	2011	2010
Deferred tax assets:
Accounts receivable, due to allowance for doubtful accounts	$355	$348
Inventories	283	226
Operating loss carry-forwards	2,674	1,443
Stock-based compensation expense	1,197	1,186
Intangible assets due to differences in amortization	56	81
Research and development, alternative minimum tax credit carry-forwards	3,838	3,428
Foreign tax credit carry-forwards	1,146	1,146
State tax credit carry-forwards	2,415	1,671
Accrued expenses	741	682

Gross deferred tax assets	12,705	10,211
Less valuation allowance	(2,576)	(2,304)

Total deferred tax assets	10,129	7,907

Deferred tax liabilities:
Purchased intangible assets	(543)	(614)
Property and equipment, due to differences in depreciation	(2,900)	(1,367)

Total deferred tax liabilities	(3,443)	(1,981)

Net deferred tax assets	$6,686	$5,926

Net deferred tax asset—current	$1,281	$944
Net deferred tax asset—noncurrent	$5,405	$4,982

As of December 31, 2011, the Company had federal net operating loss carry-forwards available to offset future taxable income of $8,136. The Company also had foreign net operating loss carry-forwards available to offset future foreign income of $1,470. The federal net operating loss carry-forwards expire in years 2024 through 2031. The foreign net operating loss carry-forwards have no expiration. The tax benefit related to $5,732 of federal net operating loss carry-forwards would occur upon utilization of these deferred tax assets to reduce taxes payable and would result in a credit to additional paid-in capital within stockholders’ equity rather than the provision for income taxes.

As of December 31, 2011, the Company had federal research and development tax credit carry-forwards in the amount of $3,885 that expire in years 2021 through 2031, and foreign tax credit carry-forwards in the amount of $1,146 that expire in years 2015 through 2021. The Company also had alternative minimum tax credits of $73 that have no expiration date. As of December 31, 2011, the Company had state research and development tax credit carry-forwards in the amount of $2,670 that expire in years 2012 through 2018. The Company also had other state tax credit carry-forwards of $1,168 available to reduce future state tax expense that expire in years 2012 through 2018. The tax benefit related to $711 of federal and state tax credits would occur upon utilization of these deferred tax assets to reduce taxes payable and would result in a credit to additional paid-in capital within stockholders’ equity rather than the provision for income taxes.

KVH INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2011, 2010 and 2009

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

For the years ended December 31, 2011, 2010 and 2009, the Company generated income (loss) before income taxes of $375, $5,661 and $(394), respectively. In assessing the realizability of its net deferred tax assets, the Company considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends upon the generation of future taxable income during the periods in which those temporary differences become deductible. As of December 31, 2011, based upon an evaluation of the positive and negative evidence, the Company concluded that an additional $272 tax asset valuation allowance was required, resulting in a remaining valuation allowance of $2,576 as of December 31, 2011. As part of the Company’s analysis, the Company evaluated, among other factors, its recent history of generating taxable income and its near-term forecasts of future taxable income and determined that it is more likely than not that it will be unable to realize $272 of the Company’s deferred tax assets over the next several years. After considering these factors, the Company concluded that the additional valuation allowance was required. The net increase in valuation allowance resulted in additional tax expense of $338 and includes a reduction of valuation allowance in the amount of $92 due to the expiration of previously reserved state tax credit carry-forwards, with the remainder being attributable to changes in net operating losses and credit carryforwards attributed to tax deductions in excess of recognized compensation cost from employee stock compensation awards that existed as of the adoption of ASC 718, Compensation – Stock Compensation (ASC 718). For the year ended December 31, 2011, the Company has recorded valuation allowances of approximately $737 against certain state tax credits and foreign net operating loss carry-forwards, and intends to maintain the valuation allowance until sufficient evidence exists to support the reversal of the valuation allowance.

The Company has the ability to utilize a tax planning strategy to provide a basis for the realization of a portion of its total domestic, federal and Rhode Island state deferred tax assets as of December 31, 2011. The Company’s strategy to utilize these assets is based upon its ability to sell its property located in Middletown, Rhode Island for the express purpose of generating taxable income to utilize federal and Rhode Island state loss carry forwards and other Rhode Island state tax credits before they expire. This tax strategy is not an action that the Company ordinarily would take, but would take, if necessary, to realize tax benefits prior to expiration. The Company estimates that the property sale would generate net taxable federal and Rhode Island state gains, should the Company decide to execute on its strategy to utilize the benefit of the realization of its net deferred tax assets. Because the realizable value of the Company’s net deferred tax assets, if such a tax strategy were utilized, would be derived from the fair market valuation of the Middletown property, future tax expense and/or benefit are highly correlated to changes in property values in Rhode Island.

In addition, the Company continues to maintain a $1,823 valuation allowance against net operating losses and credits carryforwards attributed to tax deduction in excess of recognized compensation cost from employee stock compensation awards that existed as of the adoption of ASC 718. The Company will recognize the net deferred tax asset and corresponding benefit to additional paid-in capital for these windfall tax benefits once such amounts reduce income taxes payable, in accordance with the requirements of ASC 718.

As of December 31, 2011, the Company has not provided for U.S. deferred income taxes on undistributed earnings of its foreign subsidiaries of approximately $1,000 since these earnings are to be indefinitely reinvested.

KVH INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2011, 2010 and 2009

(in thousands except share and per share amounts)

(8)	Income Taxes—(continued)

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

The Company did not have any material unrecognized tax benefits at December 31, 2011, 2010 or 2009. The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. The Company’s tax jurisdictions include the United States, Denmark, Brazil, Norway and Singapore. In general, the statute of limitations with respect to the Company’s United States federal income taxes has expired for years prior to 2007, and the relevant state and foreign statutes vary. However, preceding years remain open to examination by United States federal and state and foreign taxing authorities to the extent of future utilization of net operating losses and research and development tax credits generated in each preceding year. The Company is no longer subject to income tax examinations by the Danish tax authorities for years prior to 2008.

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

December 31, 2011	Useful Life	Cost	Accumulated Amortization	Foreign Currency Translation Adjustment	Net Carrying Value
Intellectual property	7 years	$2,372	$434	$(35)	$1,903

The Company amortizes its intangible assets over the estimated useful lives of the respective assets. Amortization expense related to intangible assets was $333 and $101 in the years ended December 31, 2011 and 2010, respectively.

Estimated future amortization expense for intangible assets recorded by the Company at December 31, 2011 is as follows:

Years ending December 31,	Amortization Expense
2012	339
2013	339
2014	339
2015	339
2016	339
Thereafter	208

Total amortization expense	$1,903

KVH INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2011, 2010 and 2009

(in thousands except share and per share amounts)

(9)	Goodwill and Intangible Assets—(continued)

Goodwill is recorded when the consideration for an acquisition exceeds the fair value of net tangible and identifiable intangible assets acquired. The changes in the carrying amount of goodwill during the year ended December 31, 2011 is as follows:

2011
Balance at January 1	$4,517
Foreign currency translation adjustment	(91)

Balance at December 31	$4,426

(10)	401(k) Plan

The Company has a 401(k) Plan (the Plan) for all eligible employees. Participants may defer a portion of their pre-tax earnings subject to limits determined by the Internal Revenue Service. Participants age 50 or older may be eligible to make additional contributions. As of December 31, 2011, the Company matches one half of the first 4% contributed by the Plan participants. The Company’s contributions vest over a five-year period from the date of hire. Total Company matching contributions were $335, $326 and $262 for the years ended December 31, 2011, 2010, and 2009, respectively. In addition, the Company may make contributions to the Plan at the discretion of the Compensation Committee of the Board of Directors. There were no discretionary contributions in 2011, 2010, and 2009.

(11)	Business and Credit Concentrations

Significant portions of the Company’s net sales are as follows:

	Year Ended December 31,
	2011	2010	2009
Net sales to foreign customers outside the U.S. and Canada	28.7%	31.8%	44.0%
Net sales to Kongsberg Defence & Aerospace AS (Kongsberg)	*	14.1%	15.1%
Net sales to General Dynamics Land Systems-Canada	11.3%	*	*

*	Represents less than 10% of net sales.

Net sales to Kongsberg accounted for approximately 14% and 15% of the Company’s net sales for the years ended December 31, 2010 and 2009, respectively, and less than 10% of the Company’s net sales for the year ended December 31, 2011. In addition, net sales to a subcontractor to Kongsberg accounted for approximately 5% and 7% of the Company’s net sales for the years ended December 31, 2010 and 2009, respectively. The decrease in net sales to Kongsberg is primarily driven by a slowdown of the U.S. Army’s procurement of Common Remotely Operated Weapon Stations (CROWS) under existing contracts. Net sales to General Dynamics Land Systems-Canada (General Dynamics) accounted for approximately 11% of the Company’s net sales for the year ended December 31, 2011, and less than 10% of the Company’s net sales for the years ended December 31, 2010 and 2009. The terms and conditions of sales to Kongsberg, the subcontractor to Kongsberg and General Dynamics are consistent with the Company’s standard terms and conditions of product sales as discussed in note 1 of the Company’s consolidated financial statements. General Dynamic’s receivable balance was current as of December 31, 2011 and the outstanding receivable balance has been paid as of the date of this report. No other individual customer accounted for more than 10% of the Company’s net sales for the years ended December 31, 2011, 2010 and 2009, respectively.

KVH INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2011, 2010 and 2009

(in thousands except share and per share amounts)

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

The Company operates in two geographic segments, exclusively in the mobile communications, navigation and guidance and stabilization equipment industry, which it considers to be a single business activity. The Company has two primary product categories: mobile communication and guidance and stabilization. Mobile communication sales and services include marine, land mobile, automotive, and aeronautical communication equipment and satellite-based voice, television and Broadband Internet connectivity services, as well as DIRECTV account subsidies and referral fees earned in conjunction with the sale of our products. Guidance and stabilization sales and services include sales of defense-related navigation and guidance and stabilization equipment based upon digital compass and fiber optic sensor technology. Mobile communication and guidance and stabilization sales also include development contract revenue, product repairs and extended warranty sales.

The following table summarizes information regarding the Company’s operations by geographic segment:

	Sales Originating From
Year ended December 31, 2011	Americas	Europe and Asia	Total
Mobile communication sales to the United States	$50,797	$—	$50,797
Mobile communication sales to Canada	875	—	875
Mobile communication sales to Europe	438	13,244	13,682
Mobile communication sales to other geographic areas	1,280	3,568	4,848
Guidance and stabilization sales to the United States	11,951	—	11,951
Guidance and stabilization sales to Canada	16,643	—	16,643
Guidance and stabilization sales to Europe	7,877	—	7,877
Guidance and stabilization sales to other geographic areas	5,863	—	5,863
Intercompany sales	7,793	1,084	8,877

Subtotal	103,517	17,896	121,413
Eliminations	(7,793)	(1,084)	(8,877)

Net sales	$95,724	$16,812	$112,536

Segment net income (loss)	$396	$464	$860
Depreciation and amortization	$3,948	$426	$4,374
Total assets	$112,557	$15,999	$128,556

KVH INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2011, 2010 and 2009

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

On November 26, 2008, the Company’s Board of Directors authorized a program to repurchase up to one million shares of the Company’s common stock. As of December 31, 2011, 341,009 shares of the Company’s

KVH INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2011, 2010 and 2009

(in thousands except share and per share amounts)

(13)	Share Buyback Program—(continued)

common stock remain available for repurchase under the authorized program. The repurchase program is funded using the Company’s existing cash, cash equivalents, marketable securities and future cash flows. Under the repurchase program, the Company, at management’s discretion, may repurchase shares on the open market from time to time, in privately negotiated transactions or block transactions, or through an accelerated repurchase agreement. The timing of such repurchases depends on availability of shares, price, market conditions, alternative uses of capital, and applicable regulatory requirements. The program may be modified, suspended or terminated at any time without prior notice. The repurchase program has no expiration date. There were no other repurchase programs outstanding during the year ended December 31, 2011 and no repurchase programs expired during the period.

During the years ended December 31, 2011, 2010 and 2009 the Company repurchased 457,667, 0 and 123,044 shares of its common stock in open market transactions at a cost of $3,679, $0 and $601, respectively.

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

Because the Company reached agreement with LiveTV regarding the termination of the Agreement, the Company recorded a charge to other expense of $2,868 in the third quarter of 2011 to write off all of the remaining capitalized aviation antenna research and development costs. This charge was offset by a termination fee paid to the Company by LiveTV that resulted in a net benefit of $841, which is reflected in other income as of December 31, 2011.

KVH INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2011, 2010 and 2009

(in thousands except share and per share amounts)

(15)	Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) and other comprehensive loss. Other comprehensive loss includes the effects of unrealized losses on available-for-sale marketable securities and currency translation adjustments that are separately included in accumulated other comprehensive income (loss) within stockholders’ equity as well as unrealized losses on interest rate swaps. The Company’s comprehensive income (loss) for the periods presented is as follows:

	Year ended December 31,
	2011	2010	2009
Net income (loss)	$860	$8,273	$(133)
Unrealized loss on available-for-sale securities	(1)	(47)	(80)
Currency translation adjustment (loss) gain	(415)	260	—
Unrealized loss on interest rate swaps	(267)	(243)	—

Total comprehensive income (loss)	$177	$8,243	$(213)

(16)	Fair Value Measurements

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

Level 1:	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. The Company’s Level 1 assets are investments in government agency bonds, money market mutual funds, corporate notes, and certificates of deposit.

Level 2:	Quoted prices for similar assets or liabilities in active markets; or observable prices that are based on observable market data, based on directly or indirectly market-corroborated inputs. The Company’s Level 2 liabilities are interest rate swaps.

Level 3:	Unobservable inputs that are supported by little or no market activity, and are developed based on the best information available given the circumstances. The Company has no Level 3 assets.

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

KVH INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2011, 2010 and 2009

(in thousands except share and per share amounts)

(16)	Fair Value Measurements—(continued)

(d)	The valuations of the interest rate swaps intended to mitigate the Company’s interest rate risk are determined with the assistance of a third-party financial institution using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each instrument. This analysis utilizes observable market-based inputs, including interest rate curves and interest rate volatility, and reflects the contractual terms of these instruments, including the period to maturity.

The following tables present financial assets at December 31, 2011 and December 31, 2010 for which the Company measures fair value on a recurring basis, by level, within the fair value hierarchy:

December 31, 2011	Total	Level 1	Level 2	Level 3	Valuation Technique
Assets
Government agency bonds	$9,015	$9,015	$—	$—	(a	)
Money market mutual funds	8,818	8,818	—	—	(a	)
Corporate notes	3,019	3,019	—	—	(a	)
Certificates of deposit	2,701	2,701	—	—	(a	)
Liabilities
Interest rate swaps	$510	$—	$510	$—	(d	)

December 31, 2010	Total	Level 1	Level 2	Level 3	Valuation Technique
Assets
Money market mutual funds	$14,607	$14,607	$—	$—	(a	)
Government agency bonds	11,021	11,021	—	—	(a	)
Certificates of deposit	2,572	2,572	—	—	(a	)
Corporate notes	1,866	1,866	—	—	(a	)
Liabilities
Interest rate swaps	$243	$—	$243	$—	(d	)

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

As required by ASC Topic 815, Derivatives and Hedging, the Company records all derivatives on the balance sheet at fair value. As of December 31, 2011, the fair value of the derivatives is included in other accrued liabilities and the unrealized loss is included in other comprehensive loss.

KVH INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2011, 2010 and 2009

(in thousands except share and per share amounts)

(17)	Derivative Instruments and Hedging Activities—(continued)

As of December 31, 2011, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivatives	Notional (in thousands)	Asset (Liability)	Effective Date	Maturity Date	Index	Strike Rate
Interest rate swap	$1,842	(246)	April 1, 2010	April 1, 2019	1-month LIBOR	5.91%
Interest rate swap	$1,842	(264)	April 1, 2010	April 1, 2019	1-month LIBOR	6.07%

(18)	Legal Matters

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

(19)	Quarterly Financial Results (Unaudited)

Financial information for interim periods was as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share amounts)
2011
Product sales	$18,884	$24,331	$17,987	$23,933
Service sales	5,525	6,241	7,634	8,000
Gross profit	9,078	11,995	10,412	13,481
Net (loss) income	$(1,534)	$190	$600	$1,604
Net (loss) income per share (a):
Basic	$(0.10)	$0.01	$0.04	$0.11

Diluted	$(0.10)	$0.01	$0.04	$0.11

2010
Product sales	$24,033	$24,379	$21,598	$22,049
Service sales	3,948	5,118	6,165	4,953
Gross profit	11,804	11,495	11,538	9,973
Net income	$2,066	$5,324	$637	$245
Net income per share (a):
Basic	$0.15	$0.37	$0.04	$0.02

Diluted	$0.14	$0.36	$0.04	$0.02

(a)	Net (loss) income per share is computed independently for each of the quarters. Therefore, the net (loss) income per share for the four quarters may not equal the annual income per share data.

KVH INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2011, 2010 and 2009

(in thousands except share and per share amounts)

(19)	Quarterly Financial Results (Unaudited)—(continued)

This financial information includes transactions which affect the comparability of the quarterly results for the years ended December 31, 2011 and 2010. For the year ended December 31, 2011 and 2010, the following transactions are included:

•

During the second quarter of 2010, based upon an evaluation of the positive and negative evidence, the Company concluded that $3,982 of the deferred tax asset valuation allowance was no longer required, which resulted in a $3,982 tax benefit. As part of the Company’s analysis, it evaluated, among other factors, its recent history of generating taxable income and its near-term forecasts of future taxable income and determined that it is more likely than not that it will be able to realize an additional $3,982 of its deferred tax assets over the next several years.

•

During the third quarter of 2011, the Company reached agreement with LiveTV regarding the termination of a long-term antenna production agreement. The Company recorded a charge to other expense of $2,868 in the third quarter of 2011 to write off all of the remaining capitalized aviation antenna research and development costs. This charge was offset by a termination fee paid to the Company by LiveTV that resulted in a net benefit of $841, which is reflected in other income as of September 30, 2011.