Form 10-Q
period 2012-03-31
KVH INDUSTRIES INC \DE\
filed 2012-05-09
CIK 1007587

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2012

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Date	Class	Outstanding shares
May 7, 2012	Common Stock, par value $0.01 per share	14,763,428

KVH INDUSTRIES, INC. AND SUBSIDIARIES

Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

KVH INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts, unaudited)

	March 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$5,550	$7,017
Marketable securities	25,768	23,553
Accounts receivable, net of allowance for doubtful accounts of approximately $511 as of March 31, 2012 and $623 as of December 31, 2011	18,356	25,959
Inventories	17,522	18,615
Prepaid expenses and other assets	2,626	2,552
Deferred income taxes	1,392	1,281

Total current assets	71,214	78,977

Property and equipment, less accumulated depreciation of $28,497 as of March 31, 2012 and $27,508 as of December 31, 2011	35,212	34,010
Intangible assets, less accumulated amortization of $545 as of March 31, 2012 and $434 as of December 31, 2011	1,911	1,903
Goodwill	4,620	4,426
Other non-current assets	3,690	3,835
Deferred income taxes	5,406	5,405

Total assets	$122,053	$128,556

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,089	$6,141
Accrued compensation and employee-related expenses	3,235	4,285
Accrued other	3,893	4,700
Accrued product warranty costs	948	933
Accrued professional fees	292	326
Deferred revenue	1,065	2,684
Current portion of long-term debt	133	131

Total current liabilities	14,655	19,200

Other long-term liabilities	138	135
Line of credit	7,000	9,000
Long-term debt excluding current portion	3,519	3,553

Total liabilities	25,312	31,888

Commitments and contingencies (notes 3 and 9)
Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 1,000,000 shares; none issued	—	—
Common stock, $0.01 par value. Authorized 30,000,000 shares, 16,415,243 and 16,207,268 shares issued at March 31, 2012 and December 31, 2011; and 14,756,252 and 14,548,277 shares outstanding at March 31, 2012 and December 31, 2011, respectively	164	162
Additional paid-in capital	107,492	106,592
Retained earnings	2,352	3,727
Accumulated other comprehensive loss	(117)	(663)
Less: treasury stock at cost, common stock, 1,658,991 shares as of March 31, 2012 and December 31, 2011	(13,150)	(13,150)

Total stockholders’ equity	96,741	96,668

Total liabilities and stockholders’ equity	$122,053	$128,556

See accompanying Notes to Unaudited Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts, unaudited)

	Three months ended March 31,
	2012	2011

Sales:
Product	$17,083	$18,884
Service	9,645	5,525

Net sales	26,728	24,409

Costs and expenses:
Costs of product sales	10,983	10,528
Costs of service sales	5,802	4,802
Sales, marketing and support	5,332	5,200
Research and development	3,141	2,974
General and administrative	2,947	2,927

Total costs and expenses	28,205	26,431

Loss from operations	(1,477)	(2,022)
Interest income	103	65
Interest expense	82	56
Other income, net	37	14

Loss before income tax benefit	(1,419)	(1,999)
Income tax benefit	44	465

Net loss	$(1,375)	$(1,534)

Per share information:
Net loss per share
Basic and diluted	$(0.09)	$(0.10)

Number of shares used in per share calculation:
Basic and diluted	14,604,942	14,747,838

See accompanying Notes to Unaudited Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands, unaudited)

	Three months ended March 31,
	2012	2011
Net loss	$(1,375)	$(1,534)
Other comprehensive income, net of tax:
Unrealized loss on available-for-sale securities	(4)	(2)
Currency translation adjustment gain	515	670
Unrealized gain (loss) on derivatives	35	(195)

Other comprehensive income, net of tax	546	473

Total comprehensive loss	$(829)	$(1,061)

See accompanying Notes to Unaudited Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Three months ended March 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(1,375)	$(1,534)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,115	1,110
Deferred income taxes	102	(537)
Loss on interest rate swaps	32	32
Compensation expense related to awards and employee stock purchase plan	1,017	953
Changes in operating assets and liabilities:
Accounts receivable	7,614	787
Inventories	1,098	(2,335)
Prepaid expenses and other assets	(66)	(6)
Other non-current assets	152	(65)
Accounts payable	(1,044)	847
Deferred revenue	(1,610)	(273)
Accrued expenses	(1,962)	(85)
Other long-term liabilities	6	(6)

Net cash provided by (used in) operating activities	5,079	(1,112)

Cash flows from investing activities:
Capital expenditures	(2,206)	(799)
Purchases of marketable securities	(19,440)	(9,075)
Maturities and sales of marketable securities	17,221	9,045

Net cash used in investing activities	(4,425)	(829)

Cash flows from financing activities:
Repayments of long-term debt	(32)	(30)
Proceeds from stock options exercised and employee stock purchase plan	218	648
Payment of employee restricted stock withholdings	(333)	(624)
Payments against line of credit borrowings	(2,000)	—
Payment of stock registration fee	—	(10)

Net cash used in financing activities	(2,147)	(16)

Effect of exchange rate changes on cash and cash equivalents	26	27
Net decrease in cash and cash equivalents	(1,467)	(1,930)
Cash and cash equivalents at beginning of period	7,017	7,241

Cash and cash equivalents at end of period	$5,550	$5,311

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

KVH’s mobile communications service sales include sales earned from satellite voice and Internet airtime services, engineering services provided under development contracts, sales from product repairs, certain DIRECTV account subsidies and referral fees earned in conjunction with the sale of its products and extended warranty sales. KVH provides, for monthly fixed and usage fees, satellite connectivity sales from broadband Internet, data and Voice over Internet Protocol (VoIP) service to its TracPhone V-series customers. KVH also earns monthly usage fees for third-party satellite connectivity for voice, data and Internet services to its Inmarsat TracPhone customers who choose to activate their subscriptions with KVH. Under current DIRECTV programs, KVH is eligible to receive a one-time payment for each DIRECTV receiver activated for service and a new mobile account activation fee from DIRECTV for each customer who activates their DIRECTV service directly through KVH.

KVH’s guidance and stabilization service sales include product repairs, engineering services provided under development contracts and extended warranty sales.

(2) Basis of Presentation

The accompanying consolidated financial statements of KVH Industries, Inc. and its wholly owned subsidiaries, KVH Industries A/S, KVH Industries Pte. Ltd., KVH Industries Brasil Comunicacao Por Satelite Ltda. and KVH Industries Norway AS (collectively, KVH or the Company), have been prepared in accordance with accounting principles generally accepted in the United States of America. The Company has evaluated all subsequent events through the date of this filing. Given that KVH Industries A/S, KVH Industries Pte. Ltd. and KVH Industries Brasil Comunicacao Por Satelite Ltda. operate as the Company’s European, Asian and Brazilian international distributors, all of their operating expenses are reflected within sales, marketing and support within the accompanying consolidated statements of operations. KVH Industries Norway AS, a subsidiary of KVH Industries A/S, develops and distributes middleware software solutions known as CommBox™ technology, which is being integrated into the Company’s satellite communications products and services. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements have not been audited by our independent registered public accounting firm and include all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations, and cash flows for the periods presented. These consolidated financial statements do not include all disclosures associated with annual financial statements and accordingly should be read in conjunction with the Company’s consolidated financial statements and related notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2011 filed on March 8, 2012 with the Securities and Exchange Commission. The results for the three months ended March 31, 2012 are not necessarily indicative of operating results for the remainder of the year.

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

(4) Stock-Based Compensation

The Company recognizes stock-based compensation in accordance with the provisions of Accounting Standards Codification (ASC) 718, Compensation-Stock Based Compensation. Stock-based compensation expense was $1,017 and $953 for the three months ended March 31, 2012 and March 31, 2011, respectively. As of March 31, 2012, there was $3,074 of total unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted-average period of 3.30 years. As of March 31, 2012, there was $3,536 of total unrecognized compensation expense related to restricted stock awards, which is expected to be recognized over a weighted-average period of 1.82 years.

The Company granted 3,340 restricted stock awards to employees under the terms of the Amended and Restated 2006 Stock Incentive Plan during the three months ended March 31, 2012. The restricted stock awards vest ratably over four years from the date of grant subject to the recipient remaining employed through the applicable vesting dates. Compensation expense for restricted stock awards is measured at fair value on the date of grant based on the number of shares granted and the quoted market closing price of the Company’s common stock. Such value is recognized as expense over the vesting period of the award, net of estimated forfeitures.

The Company granted 402,500 stock options to employees under the terms of the Amended and Restated 2006 Stock Incentive Plan and the Amended and Restated 2003 Incentive and Nonqualified Stock Option Plan during the three months ended March 31, 2012. The fair value of stock options granted for the three months ended March 31, 2012 was estimated as of the date of grant using the Black-Scholes option-pricing model. The weighted-average fair value per share for all options granted during the three months ended March 31, 2012 and 2011 was $4.67 and $6.95, respectively. The weighted-average assumptions used to value options as of their grant date were as follows:

	Three months ended March 31,	Three months ended March 31,
	2012	2011
Risk-free interest rate	0.72%	1.86%
Expected volatility	64.58%	59.81%
Expected life (in years)	4.22	4.23
Dividend yield	0%	0%

(5) Net Loss per Common Share

Basic net loss per share is calculated based on the weighted average number of common shares outstanding during the period. The Company has excluded all outstanding stock options and non-vested restricted shares from the calculation of diluted earnings per share for the three months ended March 31, 2012 and 2011 because the net loss causes these outstanding stock options and non-vested restricted shares to be anti-dilutive.

A reconciliation of the basic and diluted weighted average common shares outstanding is as follows:

	14,604,942	14,604,942
	Three months ended March 31,
	2012	2011
Weighted average common shares outstanding – basic	14,604,942	14,747,838
Dilutive common shares issuable in connection with stock plans	—	—

Weighted average common shares outstanding – diluted	14,604,942	14,747,838

(6) Inventories

Inventories are stated at the lower of cost or market using the first-in first-out costing method. Inventories as of March 31, 2012 and December 31, 2011 include the costs of material, labor, and factory overhead. Components of inventories consist of the following:

	14,604,942	14,604,942
	March 31, 2012	December 31, 2011
Raw materials	$9,860	$11,039
Work in process	1,511	1,805
Finished goods	6,151	5,771

	$17,522	$18,615

(7) Product Warranty

The Company’s products carry limited warranties that range from one to four years and vary by product. The warranty period begins on the date of retail purchase or lease by the original purchaser. The Company accrues estimated product warranty costs at the time of sale and any additional amounts are recorded when such costs are probable and can be reasonably estimated. Factors that affect the Company’s warranty liability include the number of units sold or leased, historical and anticipated rates of warranty repairs and the cost per repair. Warranty and related costs are reflected within sales, marketing and support in the accompanying statements of operations. As of March 31, 2012 and December 31, 2011, the Company had accrued product warranty costs of $948 and $933, respectively. The following table summarizes product warranty activity during 2012 and 2011:

	14,604,942	14,604,942
	Three months ended March 31,
	2012	2011
Beginning balance	$933	$887
Charges to expense	161	55
Costs incurred	(146)	(108)

Ending balance	$948	$834

(8) Segment Reporting

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

The Company operates in two geographic segments, exclusively in the mobile communications, navigation and guidance and stabilization equipment industry, which it considers to be a single business activity. The Company has two primary product categories: mobile communications and guidance and stabilization. Mobile communications sales and services include marine, land mobile, automotive, and aeronautical communication equipment and satellite-based voice, television and Broadband Internet connectivity services, as well as DIRECTV account subsidies and referral fees earned in conjunction with the sale of our products. Guidance and stabilization sales and services include sales of defense-related navigation and guidance and stabilization equipment based upon digital compass and fiber optic sensor technology. Mobile communications and guidance and stabilization sales also include development contract revenue, product repairs and extended warranty sales.

The following table summarizes information regarding the Company’s operations by geographic segment:

	Sales Originating From
Three months ended March 31, 2012	Americas	Europe and Asia	Total
Mobile communications sales to the United States	$14,050	$—	$14,050
Mobile communications sales to Canada	148	—	148
Mobile communications sales to Europe	125	4,290	4,415
Mobile communications sales to other geographic areas	928	1,290	2,218
Guidance and stabilization sales to the United States	913	—	913
Guidance and stabilization sales to Canada	2,566	—	2,566
Guidance and stabilization sales to Europe	2,037	—	2,037
Guidance and stabilization sales to other geographic areas	381	—	381
Intercompany sales	2,993	424	3,417

Subtotal	24,141	6,004	30,145
Eliminations	(2,993)	(424)	(3,417)

Net sales	$21,148	$5,580	$26,728

Segment net loss	$(1,271)	$(104)	$(1,375)
Depreciation and amortization	$980	$135	$1,115
Total assets	$102,716	$19,337	$122,053

	Sales Originating From
Three months ended March 31, 2011	Americas	Europe and Asia	Total
Mobile communications sales to the United States	$11,068	$—	$11,068
Mobile communications sales to Canada	168	—	168
Mobile communications sales to Europe	96	3,325	3,421
Mobile communications sales to other geographic areas	359	699	1,058
Guidance and stabilization sales to the United States	3,965	—	3,965
Guidance and stabilization sales to Canada	2,301	—	2,301
Guidance and stabilization sales to Europe	1,832	—	1,832
Guidance and stabilization sales to other geographic areas	596	—	596
Intercompany sales	1,579	194	1,773

Subtotal	21,964	4,218	26,182
Eliminations	(1,579)	(194)	(1,773)

Net sales	$20,385	$4,024	$24,409

Segment net loss	$(1,492)	$(42)	$(1,534)
Depreciation and amortization	$1,002	$108	$1,110
Total assets	$100,414	$15,113	$115,527

(9) Legal Matters

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

(10) Share Buyback Program

On November 26, 2008, the Company’s Board of Directors authorized a program to repurchase up to one million shares of the Company’s common stock. As of March 31, 2012, 341,009 shares of the Company’s common stock remain available for repurchase under the authorized program. The repurchase program is funded using the Company’s existing cash, cash equivalents, marketable securities and future cash flows. Under the repurchase program, the Company, at management’s discretion, may repurchase shares on the open market from time to time, in privately negotiated transactions or block transactions, or through an accelerated repurchase agreement. The timing of such repurchases depends on availability of shares, price, market conditions, alternative uses of capital, and applicable regulatory requirements. The program may be modified, suspended or terminated at any time without prior notice. The repurchase program has no expiration date. There were no other repurchase programs outstanding during the three months ended March 31, 2012 and no repurchase programs expired during the period.

The Company did not repurchase any shares of its common stock in the three months ended March 31, 2012.

(11) Fair Value Measurements

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

Level 1:	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. The Company’s Level 1 assets are investments in money market mutual funds, corporate notes, government agency bonds, United States treasuries, and certificates of deposit.

Level 2:	Quoted prices for similar assets or liabilities in active markets; or observable prices that are based on observable market data, based on directly or indirectly market-corroborated inputs. The Company’s Level 2 liabilities are interest rate swaps.

Level 3:	Unobservable inputs that are supported by little or no market activity, and are developed based on the best information available given the circumstances. The Company has no Level 3 inputs.

Assets and liabilities measured at fair value are based on one or more of four valuation techniques. The four valuation techniques are as follows:

(a)	Market approach – prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities

(b)	Cost approach – amount that would be required to replace the service capacity of an asset (replacement cost)

(c)	Income approach – techniques to convert future amounts to a single present amount based on market expectations (including present value techniques, option-pricing and excess earnings models)

(d)	The valuations of the interest rate swaps intended to mitigate the Company’s interest rate risk are determined with the assistance of a third party financial institution using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each instrument. This analysis utilizes observable market-based inputs, including interest rate curves and interest rate volatility, and reflects the contractual terms of these instruments, including the period to maturity.

The following tables present financial assets and liabilities at March 31, 2012 and December 31, 2011 for which the Company measures fair value on a recurring basis, by level, within the fair value hierarchy:

	$11,350	$11,350	$11,350	$11,350	$11,350
March 31, 2012	Total	Level 1	Level 2	Level 3	Valuation Technique
Assets
Money market mutual funds	$11,350	$11,350	$—	$—	(a	)
Corporate notes	4,691	4,691	—	—	(a	)
Government agency bonds	4,507	4,507	—	—	(a	)
United States treasuries	3,008	3,008	—	—	(a	)
Certificates of deposit	2,212	2,212	—	—	(a	)

Liabilities
Interest rate swaps	$476	$—	$476	$—	(d	)

	$11,350	$11,350	$11,350	$11,350	$11,350
December 31, 2011	Total	Level 1	Level 2	Level 3	Valuation Technique
Assets
Government agency bonds	$9,015	$9,015	$—	$—	(a	)
Money market mutual funds	8,818	8,818	—	—	(a	)
Corporate notes	3,019	3,019	—	—	(a	)
Certificates of deposit	2,701	2,701	—	—	(a	)

Liabilities
Interest rate swaps	$510	$—	$510	$—	(d	)

Certain financial instruments are carried at cost on the consolidated balance sheets, which approximates fair value due to their short-term, highly liquid nature. These instruments include cash and cash equivalents, accounts receivable, accounts payable and accrued expenses.

(12) Recent Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS”, which amended ASC 820, “Fair Value Measurements and Disclosures.” This guidance addresses efforts to achieve convergence between U.S. GAAP and International Financial Reporting Standards (IFRS) requirements for measurement of and disclosures about fair value. The amendments are not expected to have a significant impact on companies applying U.S. GAAP. Key provisions of the amendment include: a prohibition on grouping financial instruments for purposes of determining fair value, except when an entity manages market and credit risks on the basis of the entity’s net exposure to the group; an extension of the prohibition against the use of a blockage factor to all fair value measurements (that prohibition currently applies only to financial instruments with quoted prices in active markets); and a requirement that for recurring Level 3 fair value measurements, entities disclose quantitative information about unobservable inputs, a description of the valuation process used and qualitative details about the sensitivity of the measurements. In addition, for items not carried at fair value but for which fair value is disclosed, entities will be required to disclose the level within the fair value hierarchy that applies to the fair value measurement disclosed. This guidance is effective for the Company in its interim and annual reporting periods beginning after December 15, 2011. The Company adopted this update effective January 1, 2012, which did not have a material impact on the Company’s financial position or results of operations.

In June 2011, the FASB issued Accounting Standards Update 2011-05, “Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income,” (ASU 2011-05) which amends current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. Instead, the Company must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. ASU 2011-05 is effective for public companies during the interim and annual periods beginning after December 15, 2011 with early adoption permitted. The Company adopted ASU 2011-05 as of January 1, 2012 and it did not have an impact on the Company’s consolidated financial position, results of operations or cash flows as it only required a change in the format of the previous presentation.

In September 2011, the FASB issued Accounting Standards Update 2011-08, “Intangibles – Goodwill and Other (Topic 350): Testing for Goodwill Impairment,” (ASU 2011-8). ASU 2011-8 gives companies the option to perform a qualitative assessment to determine whether it is more likely than not (a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount, and in some cases, skip the two-step impairment test. The objective of the revised standard is to simplify how an entity tests goodwill for impairment and to reduce the cost and complexity of the annual goodwill impairment test. ASU 2011-8 is effective for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company adopted ASU 2011-8 as of January 1, 2012 and is currently evaluating this guidance and the potential impact of the revised standard on the Company’s annual goodwill impairment test, which will be performed in August 2012.

(13) Business and Credit Concentrations

Significant portions of the Company’s net sales are as follows:

	Three months ended March 31,
	2012	2011
Net sales to foreign customers outside the U.S. and Canada	33.9%	28.3%

(14) Derivative Instruments and Hedging Activities

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

As required by ASC Topic 815, Derivatives and Hedging, the Company records all derivatives on the balance sheet at fair value. As of March 31, 2012, the fair value of the derivatives is included in other accrued liabilities and the unrealized gain is included in other comprehensive income.

As of March 31, 2012, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivatives	Notional (in thousands)	Asset (Liability)	Effective Date	Maturity Date	Index	Strike Rate
Interest rate swap	$1,826	(229)	April 1, 2010	April 1, 2019	1-month LIBOR	5.91%
Interest rate swap	$1,826	(247)	April 1, 2010	April 1, 2019	1-month LIBOR	6.07%

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The statements included in this quarterly report on Form 10-Q, other than statements of historical fact, are forward-looking statements. Examples of forward-looking statements include statements regarding our future financial results, operating results, business strategies, projected costs, products, competitive positions and plans, customer preferences, consumer trends, anticipated product development, and objectives of management for future operations. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” or the negative of these terms or other comparable terminology. Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed in the section entitled “Risk Factors” in Item 1A of Part I of our annual report on Form 10-K for the year ended December 31, 2011. These and many other factors could affect our future financial and operating results, and could cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by us or on our behalf. For example, our expectations regarding certain items as a percentage of sales assume that we will achieve our anticipated sales goals. The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this report.

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

Our mobile communications service sales include sales earned from satellite voice and Internet airtime services, engineering services provided under development contracts, sales from product repairs, and certain DIRECTV account subsidies and referral fees earned in conjunction with the sale of our products and extended warranty sales. We provide, for monthly fixed and usage fees, satellite connectivity services for broadband Internet, data and Voice over Internet Protocol (VoIP) service to our TracPhone V-series customers. We also earn monthly usage fees for third-party satellite connectivity for voice, data and Internet services to our Inmarsat TracPhone customers who choose to activate their subscriptions with us. Under current DIRECTV programs, we are eligible to receive a one-time payment for each DIRECTV receiver activated for service and a new mobile account activation fee from DIRECTV for each customer who activates their DIRECTV service directly through us.

Our guidance and stabilization service sales include engineering services provided under development contracts, product repairs, and extended warranty sales.

We generate sales primarily from the sale of our mobile satellite systems and services and our guidance and stabilization products and services. The following table provides, for the periods indicated, our sales by industry category:

	Three months ended March 31,
	2012	2011
	(in thousands)
Mobile communications	$20,831	$15,715
Guidance and stabilization	5,897	8,694

Net sales	$26,728	$24,409

We have historically derived a substantial portion of our sales from sales to customers located outside the United States. Notes 8 and 13 of the notes to the consolidated financial statements provide information regarding our sales to specific geographic regions.

Critical Accounting Policies and Significant Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, sales and expenses, and related disclosure at the date of our financial statements. Our significant accounting policies are summarized in note 1 of the notes to the consolidated financial statements in our annual report on Form 10-K for the year ended December 31, 2011.

As described in our annual report on Form 10-K for the year ended December 31, 2011, our most critical accounting policies and estimates upon which our consolidated financial statements were prepared were those relating to revenue recognition, allowances for accounts receivable, inventories, income taxes and deferred income tax assets and liabilities, warranty, stock-based compensation, goodwill and intangible assets and contingencies. We have reviewed our policies and estimates and determined that these remain our most critical accounting policies and estimates for the quarter ended March 31, 2012.

Readers should refer to our annual report on Form 10-K for the year ended December 31, 2011 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Significant Estimates” for descriptions of these policies and estimates.

Results of Operations

The following table provides, for the periods indicated, certain financial data expressed as a percentage of net sales:

	Three months ended March 31,
	2012	2011
Sales:
Product	63.9%	77.4%
Service	36.1	22.6

Net sales	100.0	100.0

Cost and expenses:
Costs of product sales	41.1	43.1
Costs of service sales	21.7	19.7
Sales, marketing and support	19.9	21.3
Research and development	11.8	12.2
General and administrative	11.0	12.0

Total costs and expenses	105.5	108.3

Loss from operations	(5.5)	(8.3)
Interest income	0.4	0.3
Interest expense	0.3	0.2
Other income, net	0.1	0.0

Loss before income taxes	(5.3)	(8.2)
Income tax benefit	0.2	1.9

Net loss	(5.1)%	(6.3)%

Three Months Ended March 31, 2012 and 2011

Net Sales

Product sales for the three months ended March 31, 2012 decreased $1.8 million, or 10%, from product sales for the three months ended March 31, 2011. The decrease was primarily due to a decrease in sales of our guidance and stabilization products of approximately $3.9 million, or 47%. Specifically, sales of our FOG products decreased $3.1 million, or 50%. Also contributing to the decrease in our guidance and stabilization products during the three months ended March 31, 2012 was a decrease in sales of our TACNAV defense products of $0.9 million, or 44%, as compared to the three months ended March 31, 2011. Although we expect that TACNAV sales will continue to grow over the long term, sales on a quarter-to-quarter or year-to-year basis could be very uneven. Largely as a result of uncertainty regarding future military expenditures, we expect our TACNAV product sales will decline significantly in 2012 from 2011. We also expect our FOG sales to decline on a year-over-year basis during at least the second quarter of 2012.

Offsetting the decrease in sales of our guidance and stabilization products was an increase of $2.1 million, or 20%, in sales of our mobile communications products to $12.6 million for the three months ended March 31, 2012 from $10.5 million for the three months ended March 31, 2011. The increase was primarily due to an increase in sales of our marine products of $2.5 million, or 28%, driven primarily by demand for our TracPhone V7 product as well as our TracPhone V3 that was released in the second quarter of 2011. In addition, we experienced an increase in sales of our maritime satellite television systems, driven primarily from our new HD11 product that was released in the first quarter of 2012. Partially offsetting this increase was a decrease in our land mobile products of $0.3 million, or 19% as compared to the three months ended March 31, 2011. The decrease in our land mobile products was primarily a result of decreased sales to original equipment manufacturers in the recreational vehicle market. We remain cautious about the prospects for our leisure sales as a result of ongoing challenges in the global economy.

Mobile satellite product sales originating from our European and Asian subsidiaries for the three months ended March 31, 2012 increased $1.3 million, or 33%, as compared to the three months ended March 31, 2011. Mobile communications product sales originating from the Americas for the three months ended March 31, 2012 increased $0.8 million, or 12%, as compared to the three months ended March 31, 2011. Service sales for the three months ended March 31, 2012 increased $4.1 million, or 75%, to $9.6 million from $5.5 million for the three months ended March 31, 2011. The primary reason for the increase was a $2.5 million increase in airtime sales for our mini-VSAT Broadband service. Also contributing to the increase in service sales was a $1.0 million increase in contracted engineering services primarily driven by a TACNAV related development effort, and a $0.5 million increase from increases in service repair sales and Inmarsat service revenue.

Costs of Sales

For the three months ended March 31, 2012, costs of product sales increased by $0.5 million, or 4%, to $11.0 million from $10.5 million for the three months ended March 31, 2011. The primary reason for the increase was the increase in sales of our mobile communications products discussed above.

Costs of service sales increased by $1.0 million, or 21%, to $5.8 million for the three months ended March 31, 2012 from $4.8 million for the three months ended March 31, 2011. The primary reason for the increase was a $0.8 million increase in airtime costs of sales for our mini-VSAT Broadband service.

Gross margin from product sales for the three months ended March 31, 2012 was 36% as compared to 44% for the three months ended March 31, 2011. The decrease in our gross margin from product sales was primarily due to the decrease in the FOG and TACNAV sales discussed above, which generally have higher margins than our mobile communications products.

Gross margin from service sales for the three months ended March 31, 2012 increased to 40% from 13% in the year-ago period. The increase in our gross margin from service sales was primarily attributable to the increase in airtime sales for our mini-VSAT Broadband service and contracted engineering services discussed above. We expect the gross margin from service sales to improve when and as sales for our mini-VSAT Broadband service increase in upcoming quarters, as the build-out of the initial Ku-band global network is now complete. However, we do expect future cost increases as we begin to implement C-band coverage during the latter part of the second quarter of 2012 and as capacity may need to be expanded for growth in the number of active accounts as well as for potential expansion into new coverage areas. These cost increases may offset or exceed any improvements in gross margin that might otherwise result from sales increases.

Operating Expenses

Sales, marketing and support expense for the three months ended March 31, 2012 increased by $0.1 million, or 3%, to $5.3 million from $5.2 million for the three months ended March 31, 2011. The primary reason for the increase in 2012 was due to a $0.2 million increase in sales, marketing and support expense related to our foreign subsidiaries, and a $0.1 million increase in warranty-related costs. Offsetting this increase was a decrease of $0.2 million in U.S.-based compensation for sales, marketing and support. As a percentage of sales, sales, marketing and support expense for the quarter ended March 31, 2012 was 20% as compared to 21% for the quarter ended March 31, 2011.

Research and development expense for the three months ended March 31, 2012 increased by $0.2 million, or 6%, to $3.1 million from $3.0 million for the three months ended March 31, 2011. The primary reason for the increase in 2012 expense was a $0.2 million increase in research and development expense related to our Norwegian subsidiary. As a percentage of sales, research and development expense for the quarter ended March 31, 2012 was 12%, which was consistent with the quarter ended March 31, 2011.

General and administrative expense for the three months ended March 31, 2012 was $2.9 million, which was consistent with general and administrative expense for the three months ended March 31, 2011. As a percentage of sales, general and administrative expense for the quarter ended March 31, 2012 was 11% as compared to 12% for the quarter ended March 31, 2011.

Income Tax Benefit

Income tax benefit for the three months ended March 31, 2012 was $0.0 million as compared to $0.5 million for the three months ended March 31, 2011. The decrease in the income tax benefit is primarily due to $0.4 million of income tax expense associated with tax shortfalls for non-qualified stock options expirations, as well as shortfalls associated with restricted stock awards vesting during the three months ended March 31, 2012. Also contributing to the decrease in income tax benefit was a $0.6 million reduction in pre-tax loss.

Backlog

Backlog is not a meaningful indicator for predicting revenue in future periods. Commercial resellers for our mobile satellite communications products and legacy products do not carry extensive inventories and rely on us to ship products quickly. Generally due to the rapid delivery of our commercial products, our backlog for those products is not significant.

Our backlog for all products and services was approximately $24.3 million and $22.1 million on March 31, 2012 and December 31, 2011, respectively. The increase in backlog of $2.2 million from December 31, 2011 was primarily a result of an increase in guidance and stabilization orders associated with our TACNAV products.

Backlog consists of orders evidenced by written agreements and specified delivery dates for customers who are acceptable credit risks. We do not include satellite connectivity service sales in our backlog even though many of our satellite connectivity customers have signed annual service contracts providing for a fixed monthly fee. Military orders included in backlog are generally subject to cancellation for the convenience of the customer. When orders are cancelled, we generally recover actual costs incurred through the date of cancellation and the costs resulting from termination. As of March 31, 2012, our backlog included approximately $17.6 million in orders that are subject to cancellation for convenience by the customer. Individual orders for guidance and stabilization products are often large and may require procurement of specialized long-lead components and allocation of manufacturing resources. The complexity of planning and executing larger orders generally requires customers to order well in advance of the required delivery date, resulting in backlog.

Liquidity and Capital Resources

We have historically funded our operations primarily from operating cash flows, net proceeds from public and private equity offerings, bank financings and proceeds received from exercises of stock options. As of March 31, 2012, we had $31.3 million in cash, cash equivalents, and marketable securities, of which $1.0 million, $0.8 million and $1.6 million in cash equivalents were held in a local currency by our foreign subsidiaries located in Denmark, Brazil and Norway, respectively. There were no marketable securities held by our foreign subsidiaries as of March 31, 2012. As of March 31, 2012, we had $56.6 million in working capital.

Net cash provided by operations was $5.1 million for the three months ended March 31, 2012 as compared to net cash used in operations of $1.1 million for the three months ended March 31, 2011. The increase is primarily due to a $6.8 million increase in cash inflows attributable to accounts receivable. Also contributing to the increase was a decrease in cash outflows of approximately $3.4 million as a result of decreased inventory levels. The increase in cash inflows was partially offset by an increase in cash outflows of approximately $3.8 million related to accounts payable and accrued expenses and a $1.3 million increase in cash outflows related to deferred revenues.

Net cash used in investing activities was $4.4 million for the three months ended March 31, 2012 as compared to net cash used in investing activities of $0.8 million for the three months ended March 31, 2011. The increase in cash outflows is due to a $1.4 million increase in capital expenditures primarily related to the construction of our new manufacturing facility in Middletown, Rhode Island as well as a $2.2 million increase in our net investment in marketable securities.

Net cash used in financing activities was $2.1 for the three months ended March 31, 2012 and was negligible for the three months ended March 31, 2011. The increase in cash used in financing activities is primarily due to payments of $2.0 million against our line of credit.

On April 6, 2009, we entered into a mortgage loan in the amount of $4.0 million related to our headquarters facility in Middletown, Rhode Island. The loan term is 10 years, with a principal amortization of 20 years, and the interest rate will be a rate per year adjusted periodically based on a defined interest period equal to the BBA LIBOR Rate plus 2.25 percentage points. On June 9, 2011, we entered into an amendment to the mortgage loan, providing for an adjustment of the interest rate from the BBA LIBOR Rate plus 2.25 percentage points to the BBA LIBOR Rate plus 2.00 points. Land, building and improvements with an approximate carrying value of $4.4 million as of March 31, 2012 secure the mortgage loan. The monthly mortgage payment is approximately $11,100 plus interest and increases in increments of approximately $600 each year throughout the life of the mortgage. Due to the difference in the term of the loan and amortization of the principal, a balloon payment of $2.6 million is due on April 1, 2019. The loan contains one financial covenant, a Fixed Charge Coverage Ratio, which applies in the event that our consolidated cash, cash equivalents and marketable securities balance falls below $25.0 million at any time. As our consolidated cash, cash equivalents, and marketable securities balance was above $25.0 million throughout the three months ended March 31, 2012, the Fixed Charge Coverage Ratio did not apply. Under the mortgage loan we may prepay our outstanding loan balance subject to certain early termination charges as defined in the mortgage loan agreement. If we were to default on our mortgage loan, the land, building and improvements would be used as collateral. As discussed in note 16 to the consolidated financial statements, effective April 1, 2010, in order to reduce the volatility of cash outflows that arise from changes in interest rates, we entered into two interest rate swap agreements that are intended to hedge our mortgage interest obligations by fixing the interest rates specified in the mortgage loan to 5.91% for half of the principal amount outstanding and 6.07% for the remaining half of the principal amount outstanding as of April 1, 2010 until the mortgage loan expires on April 16, 2019.

We currently have a revolving loan agreement with a bank that provides for a maximum available credit of $15.0 million and will expire on December 31, 2014. We pay interest on any outstanding amounts at a rate equal to the BBA LIBOR Daily Floating Rate plus 1.25%. The line of credit contains two financial covenants, a Liquidity Covenant, which requires us to maintain at least $20.0 million in unencumbered liquid assets, as defined in the loan agreement, and a Fixed Charge Coverage Ratio. As of March 31, 2012, we were not in default of either covenant. Subject to the terms of the agreement and so long as no event of default has occurred, until September 30, 2012, we have the option of converting up to $12.0 million of revolving loans into one or more term loans at a floating interest rate equal to LIBOR plus 1.75%. We may terminate the loan agreement prior to its full term without penalty; provided we give 30 days advance written notice to the bank. As of March 31, 2012, we had $7.0 million outstanding under the facility, the repayment of which is due no later than the maturity date of December 31, 2014.

On November 26, 2008, our Board of Directors authorized a program to repurchase up to one million shares of our common stock. The share repurchase program is funded using our existing cash, cash equivalents, marketable securities and future cash flows. As of March 31, 2012, 341,009 shares of our common stock remain available for repurchase under the program. We did not purchase any shares of our common stock in the three months ended March 31, 2012.

It is our intent to continue to invest in the mini-VSAT Broadband network on a global basis in cooperation with ViaSat under the terms of a 10-year agreement announced in July 2008. As part of this arrangement, we agreed to acquire satellite capacity from Ku-band satellite operators. In addition, we have recently entered into a five-year agreement to lease C-band satellite capacity from a satellite operator. We also purchased a hub from ViaSat in January 2012 and are contractually committed to purchase two additional hubs by June 2013, although we currently plan to purchase these during the first half of 2012. The total cost of both the five-year satellite capacity agreement, the hubs, and teleport services is approximately $12.2 million, of which approximately 22% relates to the cost of the hubs. Each satellite hub represents a substantial capital investment. As part of the future potential capacity expansion, we would plan to seek to acquire additional satellite capacity from satellite operators, expend funds to seek regulatory approvals and permits, develop product enhancements in anticipation of the expansion, and hire additional personnel. We anticipate these costs will be funded by cash, cash equivalents and marketable securities on hand, as well as cash flows from operations.

In April 2011, under an agreement with an outside developer, we began construction of a new manufacturing facility near our Middletown location. We financed $9.0 million of this construction through borrowings against our line of credit during the third quarter of 2011 and subsequently made payments against these borrowings in the amount of $2.0 million during the first quarter of 2012. In May 2012, we borrowed an additional $2.0 million associated with the final construction payment. The construction project is complete at this time and we do not expect to incur a material level of additional costs related to the building.

We believe that the $31.3 million we hold in cash, cash equivalents and marketable securities, together with our other existing working capital and cash flows from operations, will be adequate to meet planned operating and capital requirements through at least the next twelve months. However, as the need or opportunity arises, we may seek to raise additional capital through public or private sales of securities or through additional debt financing. There are no assurances that we will be able to obtain any additional funding or that such funding will be available on terms acceptable to us.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk exposure is in the area of foreign currency exchange risk. We are exposed to currency exchange rate fluctuations related to our subsidiary operations in Denmark, Norway, Brazil and Singapore. Certain transactions in these locations are made in the local currency, yet are reported in the U.S. dollar, the functional currency. For foreign currency exposures existing at March 31, 2012, a 10% unfavorable movement in the foreign exchange rates for our subsidiary locations would not expose us to material losses in earnings or cash flows.

From time to time, we purchase foreign currency forward contracts generally having durations of no more than five months. These forward contracts are intended to offset the impact of exchange rate fluctuations on cash flows of our foreign subsidiaries. Foreign exchange contracts are accounted for as cash flow hedges and are recorded on the balance sheet at fair value until executed. Changes in the fair value are recognized in earnings. We did not enter into any such contracts during the three months ended March 31, 2012.

The primary objective of our investment activities is to preserve principal and maintain liquidity, while at the same time maximize income. We have not entered into any instruments for trading purposes. Some of the securities that we invest in may have market risk. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities that can include United States treasuries, certificates of deposit, investment grade asset-backed corporate securities, money market mutual funds and government agency and non-government debt securities. As of March 31, 2012, a hypothetical 100 basis-point increase in interest rates would have resulted in an immaterial decrease in the fair value of our investments that had maturities of greater than one year. Due to the conservative nature of our investments and the relatively short duration of their maturities, we believe interest rate risk is substantially mitigated. As of March 31, 2012, 71% of the $25.8 million classified as available-for-sale marketable securities will mature or reset within one year. Accordingly, long-term interest rate risk is not considered material. We did not invest in any financial instruments denominated in foreign currencies as of March 31, 2012.

To the extent that we borrow against our variable-rate credit facility, we will be subject to interest rate risk, as we will pay interest on any outstanding amounts at a rate equal to the BBA LIBOR Daily Floating Rate plus 1.25%. There was $7.0 million in borrowings outstanding under this facility at March 31, 2012 and an additional $2.0 million was borrowed in May 2012.

As previously discussed in note 14 to the consolidated financial statements, effective April 1, 2010, in order to reduce the volatility of cash outflows that arise from changes in interest rates, we entered into two interest rate swap agreements. These interest rate swap agreements are intended to hedge our mortgage loan related to our headquarters facility in Middletown, Rhode Island by fixing the interest rates specified in the mortgage loan to 5.91% for half of the principal amount outstanding and 6.07% for the remaining half of the principal amount outstanding as of April 1, 2010 until the mortgage loan expires on April 16, 2019.

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

Under the supervision and with the participation of our CEO and CFO, our management has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this interim report. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2012.

Evaluation of Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of our CEO and CFO, our management has evaluated our internal control over financial reporting during the first quarter of 2012. Based on that evaluation, our CEO and CFO did not identify any change in our internal control over financial reporting during the first quarter of 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On November 26, 2008, our Board of Directors authorized a program to repurchase up to one million shares of our common stock. The repurchase program is funded using our existing cash, cash equivalents, marketable securities, and future cash flows. Under the repurchase program, at management’s discretion, we may repurchase shares on the open market from time to time, in privately negotiated transactions or block transactions, or through an accelerated repurchase agreement. The timing of such repurchases depends on availability of shares, price, market conditions, alternative uses of capital, and applicable regulatory requirements. The program may be modified, suspended or terminated at any time without prior notice. The repurchase program has no expiration date. There were no other repurchase programs outstanding during the three months ended March 31, 2012 and no repurchase programs expired during the period.

We did not repurchase any shares of our common stock in the three months ended March 31, 2012, as reflected in the following table:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares That May Yet be Purchased Under the Programs
January 1, 2012 – January 31, 2012	—	—	—	341,009
February 1, 2012 – February 29, 2012	—	—	—	341,009
March 1, 2012 – March 31, 2012	—	—	—	341,009

Total	—	—	—

ITEM 6.	EXHIBITS

Exhibits:

Exhibit No.		Filed with this Form 10-Q	Incorporated by Reference
	Description		Form	Filing Date	Exhibit No.

3.1	Amended and Restated Certificate of Incorporation, as amended		10-Q	August 6, 2010	3.1

3.2	Amended, Restated and Corrected Bylaws of KVH Industries, Inc.		8-K	July 31, 2007	3

4.1	Specimen certificate for the common stock		S-1/A	March 22, 1996	4.1

10.1	Sixth Amendment, dated March 1, 2012 by and between KVH Industries, Inc. (the “Borrower”) and Bank of America, N.A. (the “Lender”), amending the Amended and Restated Credit and Security Agreement, dated July 17, 2003, as amended.		8-K	March 6, 2012	10.1

31.1	Rule 13a-14(a)/15d-14(a) certification of principal executive officer	X

31.2	Rule 13a-14(a)/15d-14(a) certification of principal financial officer	X

32.1	Section 1350 certification of principal executive officer	X

32.2	Section 1350 certification of principal financial officer

101	Interactive Data File regarding (a) our Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011, (b) our Consolidated Statements of Operations for the Three Months Ended March 31, 2012 and 2011, (c) our Consolidated Statements of Other Comprehensive Loss for the Three Months Ended March 31, 2012 and 2011, (d) our Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2012 and 2011 and (e) the Notes to such Consolidated Financial Statements.	X

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 9, 2012

KVH Industries, Inc.

By:	/S/ PATRICK J. SPRATT
Patrick J. Spratt
(Duly Authorized Officer and Chief Financial and Accounting Officer)

Exhibit Index

Exhibit No.		Filed with this Form 10-Q	Incorporated by Reference
	Description		Form	Filing Date	Exhibit No.

3.1	Amended and Restated Certificate of Incorporation, as amended		10-Q	August 6, 2010	3.1

3.2	Amended, Restated and Corrected Bylaws of KVH Industries, Inc.		8-K	July 31, 2007	3

4.1	Specimen certificate for the common stock		S-1/A	March 22, 1996	4.1

10.1	Sixth Amendment, dated March 1, 2012 by and between KVH Industries, Inc. (the “Borrower”) and Bank of America, N.A. (the “Lender”), amending the Amended and Restated Credit and Security Agreement, dated July 17, 2003, as amended.		8-K	March 6, 2012	10.1

31.1	Rule 13a-14(a)/15d-14(a) certification of principal executive officer	X

31.2	Rule 13a-14(a)/15d-14(a) certification of principal financial officer	X

32.1	Section 1350 certification of principal executive officer	X

32.2	Section 1350 certification of principal financial officer	X

101	Interactive Data File regarding (a) our Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011, (b) our Consolidated Statements of Operations for the Three Months Ended March 31, 2012 and 2011, (c) our Consolidated Statements of Other Comprehensive Loss for the Three Months Ended March 31, 2012 and 2011, (d) our Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2012 and 2011 and (e) the Notes to such Consolidated Financial Statements.	X