Form 10-Q
period 2012-06-30
KVH INDUSTRIES INC \DE\
filed 2012-08-08
CIK 1007587

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2012

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Date	Class	Outstanding shares
August 6, 2012	Common Stock, par value $0.01 per share	14,821,879

KVH INDUSTRIES, INC. AND SUBSIDIARIES

Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

KVH INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts, unaudited)

	June 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$8,242	$7,017
Marketable securities	22,782	23,553
Accounts receivable, net of allowance for doubtful accounts of approximately $592 as of June 30, 2012 and $623 as of December 31, 2011	22,264	25,959
Inventories	17,159	18,615
Prepaid expenses and other assets	2,942	2,552
Deferred income taxes	1,033	1,281

Total current assets	74,422	78,977

Property and equipment, less accumulated depreciation of $29,547 as of June 30, 2012 and $27,508 as of December 31, 2011	36,507	34,010
Intangible assets, less accumulated amortization of $601 as of June 30, 2012 and $434 as of December 31, 2011	1,736	1,903
Goodwill	4,426	4,426
Other non-current assets	4,170	3,835
Deferred income taxes	5,403	5,405

Total assets	$126,664	$128,556

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,819	$6,141
Accrued compensation and employee-related expenses	3,756	4,285
Accrued other	4,538	4,700
Accrued product warranty costs	924	933
Accrued professional fees	278	326
Deferred revenue	2,662	2,684
Current portion of long-term debt	134	131

Total current liabilities	18,111	19,200

Other long-term liabilities	128	135
Line of credit	7,000	9,000
Long-term debt excluding current portion	3,485	3,553

Total liabilities	28,724	31,888

Commitments and contingencies (notes 3 and 9)
Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 1,000,000 shares; none issued	—	—
Common stock, $0.01 par value. Authorized 30,000,000 shares, 16,481,244 and 16,207,268 shares issued at June 30, 2012 and December 31, 2011; and 14,822,253 and 14,548,277 shares outstanding at June 30, 2012 and December 31, 2011, respectively	165	162
Additional paid-in capital	108,819	106,592
Retained earnings	2,805	3,727
Accumulated other comprehensive loss	(699)	(663)
Less: treasury stock at cost, common stock, 1,658,991 shares as of June 30, 2012 and December 31, 2011	(13,150)	(13,150)

Total stockholders’ equity	97,940	96,668

Total liabilities and stockholders’ equity	$126,664	$128,556

See accompanying Notes to Unaudited Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts, unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Sales:
Product	$21,041	$24,331	$38,124	$43,215
Service	10,978	6,241	20,623	11,766

Net sales	32,019	30,572	58,747	54,981

Costs and expenses:
Costs of product sales	12,746	13,482	23,729	24,010
Costs of service sales	6,822	5,095	12,624	9,897
Sales, marketing and support	5,547	5,976	10,879	11,175
Research and development	3,059	2,878	6,199	5,853
General and administrative	2,918	2,550	5,866	5,477

Total costs and expenses	31,092	29,981	59,297	56,412

Income (loss) from operations	927	591	(550)	(1,431)
Interest income	109	67	212	132
Interest expense	85	57	167	113
Other income, net	39	1	76	15

Income (loss) before income taxes	990	602	(429)	(1,397)
Income tax expense (benefit)	537	412	493	(53)

Net income (loss)	$453	$190	$(922)	$(1,344)

Per share information:
Net income (loss) per share
Basic	$0.03	$0.01	$(0.06)	$(0.09)

Diluted	$0.03	$0.01	$(0.06)	$(0.09)

Number of shares used in per share calculation:
Basic	14,776,239	14,901,495	14,690,591	14,825,091

Diluted	14,886,548	15,199,900	14,690,591	14,825,091

See accompanying Notes to Unaudited Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(in thousands, unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Net income (loss)	$453	$190	$(922)	$(1,344)
Other comprehensive (loss) income, net of tax:
Unrealized gain (loss) on available-for-sale securities	1	3	(3)	1
Currency translation adjustment (loss) gain	(506)	231	9	901
Unrealized loss on derivatives	(77)	(84)	(42)	(279)

Other comprehensive (loss) income, net of tax	(582)	150	(36)	623

Total comprehensive (loss) income	$(129)	$340	$(958)	$(721)

See accompanying Notes to Unaudited Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Six months ended June 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(922)	$(1,344)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Provision for doubtful accounts	145	113
Depreciation and amortization	2,206	2,209
Deferred income taxes	464	(175)
Loss on interest rate swaps	64	36
Compensation expense related to stock-based awards and employee stock purchase plan	1,868	1,826
Changes in operating assets and liabilities:
Accounts receivable	3,493	(1,693)
Inventories	1,454	(2,519)
Prepaid expenses and other assets	(401)	30
Other non-current assets	(370)	(598)
Accounts payable	(333)	1,263
Deferred revenue	(22)	(150)
Accrued expenses	(863)	51
Other long-term liabilities	(7)	115

Net cash provided by (used in) operating activities	6,776	(836)

Cash flows from investing activities:
Capital expenditures	(4,536)	(3,964)
Purchases of marketable securities	(8,705)	(21,557)
Maturities and sales of marketable securities	9,473	27,005

Net cash (used in) provided by investing activities	(3,768)	1,484

Cash flows from financing activities:
Repayments of long-term debt	(65)	(61)
Proceeds from stock options exercised and employee stock purchase plan	695	791
Payment of employee restricted stock withholdings	(333)	(625)
Repayments of line of credit borrowings	(2,000)	—
Payment of stock registration fee	—	(10)

Net cash (used in) provided by financing activities	(1,703)	95

Effect of exchange rate changes on cash and cash equivalents	(80)	(60)
Net increase in cash and cash equivalents	1,225	683
Cash and cash equivalents at beginning of period	7,017	7,241

Cash and cash equivalents at end of period	$8,242	$7,924

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

(2) Basis of Presentation

The accompanying consolidated financial statements of KVH Industries, Inc. and its wholly owned subsidiaries, KVH Industries A/S, KVH Industries Pte. Ltd., KVH Industries Brasil Comunicacao Por Satelite Ltda. and KVH Industries Norway AS (collectively, KVH or the Company), have been prepared in accordance with accounting principles generally accepted in the United States of America. The Company has evaluated all subsequent events through the date of this filing. Given that KVH Industries A/S, KVH Industries Pte. Ltd. and KVH Industries Brasil Comunicacao Por Satelite Ltda. operate as the Company’s European, Asian and Brazilian international distributors, all of their operating expenses are reflected within sales, marketing and support within the accompanying consolidated statements of operations. KVH Industries Norway AS, a subsidiary of KVH Industries A/S, develops and distributes middleware software solutions known as CommBox™ technology, which is being integrated into the Company’s satellite communications products and services. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements have not been audited by our independent registered public accounting firm and include all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations, and cash flows for the periods presented. These consolidated financial statements do not include all disclosures associated with annual financial statements and accordingly should be read in conjunction with the Company’s consolidated financial statements and related notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2011 filed on March 8, 2012 with the Securities and Exchange Commission. The results for the three and six months ended June 30, 2012 are not necessarily indicative of operating results for the remainder of the year.

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

(4) Stock-Based Compensation

The Company recognizes stock-based compensation in accordance with the provisions of Accounting Standards Codification (ASC) 718, Compensation-Stock Based Compensation. Stock-based compensation expense was $851 and $873 for the three months ended June 30, 2012 and June 30, 2011, respectively, and $1,868 and $1,826 for the six months ended June 30, 2012 and June 30, 2011, respectively. As of June 30, 2012, there was $2,996 of total unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted-average period of 3.11 years. As of June 30, 2012, there was $3,019 of total unrecognized compensation expense related to restricted stock awards, which is expected to be recognized over a weighted-average period of 1.61 years.

The Company granted 0 and 3,340 restricted stock awards to employees under the terms of the Amended and Restated 2006 Stock Incentive Plan during the three and six months ended June 30, 2012, respectively. The restricted stock awards vest ratably over four years from the date of grant subject to the recipient remaining employed through the applicable vesting dates. Compensation expense for restricted stock awards is measured at fair value on the date of grant based on the number of shares granted and the quoted market closing price of the Company’s common stock. Such value is recognized as expense over the vesting period of the award, net of estimated forfeitures.

The Company granted 30,161 and 432,661 stock options to employees under the terms of the Amended and Restated 2006 Stock Incentive Plan and the Amended and Restated 2003 Incentive and Nonqualified Stock Option Plan during the three and six months ended June 30, 2012, respectively.

The fair value of stock options granted for the six months ended June 30, 2012 was estimated as of the date of grant using the Black-Scholes option-pricing model. The weighted-average fair value per share for all options granted during the six months ended June 30, 2012 and 2011 was $4.70 and $6.88, respectively. The weighted-average assumptions used to value options as of their grant date were as follows:

Six months ended June 30,
2012
Risk-free interest rate	0.72%
Expected volatility	64.60%
Expected life (in years)	4.22
Dividend yield	0%

(5) Net Income (Loss) per Common Share

Basic net income (loss) per share is calculated based on the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share incorporates the dilutive effect of common stock equivalent options, warrants and other convertible securities, if any, as determined with the treasury stock accounting method. Common stock equivalents related to options and restricted stock awards for 1,075,765 and 582,553 shares of common stock for the three months ended June 30, 2012 and 2011, respectively, have been excluded from the fully diluted calculation of net income per share, as inclusion would be anti-dilutive. The Company has excluded all outstanding stock options and non-vested restricted shares from the calculation of diluted earnings per share for the six months ended June 30, 2012 and 2011 because the net loss causes these outstanding stock options and non-vested restricted shares to be anti-dilutive.

A reconciliation of the basic and diluted weighted average common shares outstanding is as follows:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Weighted average common shares outstanding—basic	14,776,239	14,901,495	14,690,591	14,825,091
Dilutive common shares issuable in connection with stock plans	110,309	298,405	—	—

Weighted average common shares outstanding—diluted	14,886,548	15,199,900	14,690,591	14,825,091

(6) Inventories

Inventories are stated at the lower of cost or market using the first-in first-out costing method. Inventories as of June 30, 2012 and December 31, 2011 include the costs of material, labor, and factory overhead. Components of inventories consist of the following:

	June 30, 2012	December 31, 2011
Raw materials	$8,690	$11,039
Work in process	2,014	1,805
Finished goods	6,455	5,771

	$17,159	$18,615

(7) Product Warranty

The Company’s products carry limited warranties that range from one to four years and vary by product. The warranty period begins on the date of retail purchase or lease by the original purchaser. The Company accrues estimated product warranty costs at the time of sale and any additional amounts are recorded when such costs are probable and can be reasonably estimated. Factors that affect the Company’s warranty liability include the number of units sold or leased, historical and anticipated rates of warranty repairs and the cost per repair. Warranty and related costs are reflected within sales, marketing and support in the accompanying statements of operations. As of June 30, 2012 and December 31, 2011, the Company had accrued product warranty costs of $924 and $933, respectively. The following table summarizes product warranty activity during 2012 and 2011:

	Six months ended June 30,
	2012	2011
Beginning balance	$933	$887
Charges to expense	243	233
Costs incurred	(252)	(325)

Ending balance	$924	$795

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

The following table summarizes information regarding the Company’s operations by geographic segment:

	Sales Originating From
Three months ended June 30, 2012	Americas	Europe and Asia	Total
Mobile communications sales to the United States	$16,471	$—	$16,471
Mobile communications sales to Canada	217	—	217
Mobile communications sales to Europe	119	5,321	5,440
Mobile communications sales to other geographic areas	650	1,266	1,916
Guidance and stabilization sales to the United States	2,369	—	2,369
Guidance and stabilization sales to Canada	2,641	—	2,641
Guidance and stabilization sales to Europe	2,314	—	2,314
Guidance and stabilization sales to other geographic areas	651	—	651
Intercompany sales	3,637	626	4,263

Subtotal	29,069	7,213	36,282
Eliminations	(3,637)	(626)	(4,263)

Net sales	$25,432	$6,587	$32,019

Segment net income (loss)	$896	$(443)	$453
Depreciation and amortization	$1,012	$79	$1,091
Total assets	$106,111	$20,553	$126,664

	Sales Originating From
Three months ended June 30, 2011	Americas	Europe and Asia	Total
Mobile communication sales to the United States	$12,969	$—	$12,969
Mobile communication sales to Canada	308	—	308
Mobile communication sales to Europe	107	3,951	4,058
Mobile communication sales to other geographic areas	398	1,310	1,708
Guidance and stabilization sales to the United States	3,405	—	3,405
Guidance and stabilization sales to Canada	2,016	—	2,016
Guidance and stabilization sales to Europe	2,434	—	2,434
Guidance and stabilization sales to other geographic areas	3,674	—	3,674
Intercompany sales	3,039	324	3,363

Subtotal	28,350	5,585	33,935
Eliminations	(3,039)	(324)	(3,363)

Net sales	$25,311	$5,261	$30,572

Segment net income (loss)	$209	$(19)	$190
Depreciation and amortization	$994	$105	$1,099
Total assets	$99,006	$18,625	$117,631

	Sales Originating From
Six months ended June 30, 2012	Americas	Europe and Asia	Total
Mobile communication sales to the United States	$30,593	$—	$30,593
Mobile communication sales to Canada	365	—	365
Mobile communication sales to Europe	243	9,610	9,853
Mobile communication sales to other geographic areas	1,507	2,556	4,063
Guidance and stabilization sales to the United States	3,258	—	3,258
Guidance and stabilization sales to Canada	5,207	—	5,207
Guidance and stabilization sales to Europe	4,351	—	4,351
Guidance and stabilization sales to other geographic areas	1,057	—	1,057
Intercompany sales	6,631	1,050	7,681

Subtotal	53,212	13,216	66,428
Eliminations	(6,631)	(1,050)	(7,681)

Net sales	$46,581	$12,166	$58,747

	Sales Originating From
Three months ended June 30, 2012	Americas	Europe and Asia	Total
Segment net loss	$(375)	$(547)	$(922)
Depreciation and amortization	$1,991	$215	$2,206
Total assets	$106,111	$20,553	$126,664

	Sales Originating From
Six months ended June 30, 2011	Americas	Europe and Asia	Total
Mobile communication sales to the United States	$24,036	$—	$24,036
Mobile communication sales to Canada	476	—	476
Mobile communication sales to Europe	203	7,276	7,479
Mobile communication sales to other geographic areas	757	2,010	2,767
Guidance and stabilization sales to the United States	7,383	—	7,383
Guidance and stabilization sales to Canada	4,312	—	4,312
Guidance and stabilization sales to Europe	4,259	—	4,259
Guidance and stabilization sales to other geographic areas	4,269	—	4,269
Intercompany sales	4,618	518	5,136

Subtotal	50,313	9,804	60,117
Eliminations	(4,618)	(518)	(5,136)

Net sales	$45,695	$9,286	$54,981

Segment net loss	$(1,283)	$(61)	$(1,344)
Depreciation and amortization	$1,996	$213	$2,209
Total assets	$99,006	$18,625	$117,631

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

(10) Share Buyback Program

On November 26, 2008, the Company’s Board of Directors authorized a program to repurchase up to one million shares of the Company’s common stock. As of June 30, 2012, 341,009 shares of the Company’s common stock remain available for repurchase under the authorized program. The repurchase program is funded using the Company’s existing cash, cash equivalents, marketable securities and future cash flows. Under the repurchase program, the Company, at management’s discretion, may repurchase shares on the open market from time to time, in privately negotiated transactions or block transactions, or through an accelerated repurchase agreement. The timing of such repurchases depends on availability of shares, price, market conditions, alternative uses of capital, and applicable regulatory requirements. The program may be modified, suspended or terminated at any time without prior notice. The repurchase program has no expiration date. There were no other repurchase programs outstanding during the six months ended June 30, 2012 and no repurchase programs expired during the period.

The Company did not repurchase any shares of its common stock in the six months ended June 30, 2012.

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

Level 1:	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. The Company’s Level 1 assets are investments in money market mutual funds, government agency bonds, corporate notes, United States treasuries, and certificates of deposit.

Level 2:	Quoted prices for similar assets or liabilities in active markets; or observable prices that are based on observable market data, based on directly or indirectly market-corroborated inputs. The Company’s Level 2 liabilities are interest rate swaps.

Level 3:	Unobservable inputs that are supported by little or no market activity, and are developed based on the best information available given the circumstances. The Company has no Level 3 inputs.

Assets and liabilities measured at fair value are based on one or more of four valuation techniques. The four valuation techniques are as follows:

(a)	Market approach—prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities

(b)	Cost approach—amount that would be required to replace the service capacity of an asset (replacement cost)

(c)	Income approach—techniques to convert future amounts to a single present amount based on market expectations (including present value techniques, option-pricing and excess earnings models)

(d)	The valuations of the interest rate swaps intended to mitigate the Company’s interest rate risk are determined with the assistance of a third party financial institution using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each instrument. This analysis utilizes observable market-based inputs, including interest rate curves and interest rate volatility, and reflects the contractual terms of these instruments, including the period to maturity.

The following tables present financial assets and liabilities at June 30, 2012 and December 31, 2011 for which the Company measures fair value on a recurring basis, by level, within the fair value hierarchy:

June 30, 2012	Total	Level 1	Level 2	Level 3	Valuation Technique
Assets
Money market mutual funds	$10,158	$10,158	$—	$—	(a	)
Government agency bonds	4,008	4,008	—	—	(a	)
Corporate notes	3,686	3,686	—	—	(a	)
United States treasuries	3,005	3,005	—	—	(a	)
Certificates of deposit	1,925	1,925	—	—	(a	)
Liabilities
Interest rate swaps	$553	$—	$553	$—	(d	)

December 31, 2011	Total	Level 1	Level 2	Level 3	Valuation Technique
Assets
Government agency bonds	$9,015	$9,015	$—	$—	(a	)
Money market mutual funds	8,818	8,818	—	—	(a	)
Corporate notes	3,019	3,019	—	—	(a	)
Certificates of deposit	2,701	2,701	—	—	(a	)
Liabilities
Interest rate swaps	$510	$—	$510	$—	(d	)

Certain financial instruments are carried at cost on the consolidated balance sheets, which approximates fair value due to their short-term, highly liquid nature. These instruments include cash and cash equivalents, accounts receivable, accounts payable and accrued expenses.

(12) Business and Credit Concentrations

Significant portions of the Company’s net sales are as follows:

	Three months ended June 30,			Six months ended June 30,
	2012		2011	2012		2011
Net sales to foreign customers outside the U.S. and Canada	32.2%		38.8%	32.9%		34.1%
Net sales to Customer A		*	11.2%		*		*

*	Represents less than 10% of net sales in the respective period.

(13) Recent Accounting Pronouncements

On July 27, 2012, the Financial Accounting Standards Board issued ASU No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment, which allows an organization to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test for indefinite-lived intangible assets. An organization that elects to perform a qualitative assessment no longer is required to calculate the fair value of an indefinite-lived intangible asset unless it determines that it is more likely than not that the asset is impaired. The ASU, which applies to all public, private, and not-for-profit organizations, is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The Company is currently evaluating the impact that adoption of the guidance would have on the Company’s financial statements.

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

As required by ASC Topic 815, Derivatives and Hedging, the Company records all derivatives on the balance sheet at fair value. As of June 30, 2012, the fair value of the derivatives is included in other accrued liabilities and the unrealized gain is included in other comprehensive income.

As of June 30, 2012, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivatives	Notional (in thousands)	Asset (Liability)	Effective Date	Maturity Date	Index	Strike Rate
Interest rate swap	$1,810	(268)	April 1, 2010	April 1, 2019	1-month LIBOR	5.91%
Interest rate swap	$1,810	(285)	April 1, 2010	April 1, 2019	1-month LIBOR	6.07%

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We generate sales primarily from the sale of our mobile satellite systems and services and our guidance and stabilization products and services. The following table provides, for the periods indicated, our sales by industry category:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(in thousands)
Mobile communications	$24,044	$19,043	$44,874	$34,758
Guidance and stabilization	7,975	11,529	13,873	20,223

Net Sales	$32,019	$30,572	$58,747	$54,981

We have historically derived a substantial portion of our sales from sales to customers located outside the United States. Notes 8 and 12 of the notes to the consolidated financial statements provide information regarding our sales to specific geographic regions.

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

As described in our annual report on Form 10-K for the year ended December 31, 2011, our most critical accounting policies and estimates upon which our consolidated financial statements were prepared were those relating to revenue recognition, allowances for accounts receivable, inventories, income taxes and deferred income tax assets and liabilities, warranty, stock-based compensation, goodwill and intangible assets and contingencies. We have reviewed our policies and estimates and determined that these remain our most critical accounting policies and estimates for the quarter ended June 30, 2012.

Readers should refer to our annual report on Form 10-K for the year ended December 31, 2011 under “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Critical Accounting Policies and Significant Estimates” for descriptions of these policies and estimates.

Results of Operations

The following table provides, for the periods indicated, certain financial data expressed as a percentage of net sales:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Sales:
Product	65.7%	79.6%	64.9%	78.6%
Service	34.3	20.4	35.1	21.4

Net sales	100.0	100.0	100.0	100.0

Cost and expenses:
Costs of product sales	39.8	44.1	40.4	43.7
Costs of service sales	21.3	16.7	21.5	18.0
Sales, marketing and support	17.3	19.6	18.5	20.3
Research and development	9.6	9.4	10.6	10.6
General and administrative	9.1	8.3	10.0	10.0

Total costs and expenses	97.1	98.1	101.0	102.6

Income (loss) from operations	2.9	1.9	(1.0)	(2.6)
Interest income	0.3	0.2	0.4	0.2
Interest expense	0.3	0.2	0.3	0.2
Other income, net	0.1	0.1	0.1	0.1

Income (loss) before income taxes	3.0	2.0	(0.8)	(2.5)
Income tax expense (benefit)	1.6	1.4	0.8	(0.1)

Net income (loss)	1.4%	0.6%	(1.6)%	(2.4)%

Three Months Ended June 30, 2012 and 2011

Net Sales

Product sales for the three months ended June 30, 2012 decreased $3.3 million, or 14%, from the three months ended June 30, 2011. The decrease was primarily due to a decrease in sales of our guidance and stabilization products of approximately $4.1 million, or 36%. Specifically, sales of our TACNAV defense products decreased $3.4 million, or 69%. Also contributing to the decrease in sales of our guidance and stabilization products during the three months ended June 30, 2012 was a decrease in sales of our FOG products of $0.5 million, or 8%, as compared to the three months ended June 30, 2011. We expect that our TACNAV product sales will increase significantly year-over-year during the second half of 2012, primarily due to a $22.3 million TACNAV equipment order for the Saudi Arabian National Guard that we estimate will begin shipping in September 2012. Although we expect that TACNAV sales will continue to grow over the long term, sales on a quarter-to-quarter or year-to-year basis could continue to be very uneven. We also expect that our FOG sales will show quarterly sequential improvement during the second half of 2012, although we now expect FOG sales for the full year of 2012 will be comparable to FOG sales in 2011.

Partially offsetting the decrease in sales of our guidance and stabilization products was an increase of $0.9 million, or 6%, in sales of our mobile communications products to $13.8 million for the three months ended June 30, 2012 from $12.9 million for the three months ended June 30, 2011. The increase was primarily due to an increase in sales of our marine products of $1.1 million, or 10%, driven primarily by demand for our TracPhone V7 product as well as our new HD11 product that was released in the first quarter of 2012. Partially offsetting this increase was a decrease in our land mobile products of $0.3 million, or 19%, as compared to the three months ended June 30, 2011. The decrease in our land mobile products was primarily a result of decreased sales to original equipment manufacturers in the recreational vehicle market. We remain cautious about the prospects for our leisure sales as a result of ongoing challenges in the global economy.

Mobile communications product sales originating from the Americas for the three months ended June 30, 2012 decreased $0.1 million, or 2%, as compared to the three months ended June 30, 2011. Mobile communications product sales originating from our European and Asian subsidiaries for the three months ended June 30, 2012 increased $1.0 million, or 19%, as compared to the three months ended June 30, 2011.

Service sales for the three months ended June 30, 2012 increased $4.7 million, or 76%, to $11.0 million from $6.2 million for the three months ended June 30, 2011. The primary reason for the increase was a $3.4 million increase in airtime sales for our mini-VSAT Broadband service. Also contributing to the increase in service sales was a $0.7 million increase in service repair services and a $0.6 million increase in contracted engineering services driven by a TACNAV-related development effort.

Costs of Sales

For the three months ended June 30, 2012, costs of product sales decreased by $0.7 million, or 5%, to $12.7 million from $13.5 million for the three months ended June 30, 2011. The primary reason for the decrease was the decrease in sales of our TACNAV and FOG products discussed above.

Costs of service sales increased by $1.7 million, or 34%, to $6.8 million for the three months ended June 30, 2012 from $5.1 million for the three months ended June 30, 2011. The primary reason for the increase was a $1.2 million increase in airtime costs of sales for our mini-VSAT Broadband service. Also contributing to the increase was a $0.4 million increase in service repair and engineering services cost of sales.

Gross margin from product sales for the three months ended June 30, 2012 was 39% as compared to 45% for the three months ended June 30, 2011. The decrease in our gross margin from product sales was primarily due to the decrease in the TACNAV and FOG sales discussed above, which generally have higher margins than our mobile communications products. FOG sales during the second quarter of 2012 were also weighted toward relatively lower gross margin products. We expect the gross margin from product sales to improve during the remainder of 2012 as we begin shipments to the Saudi Arabian National Guard for TACNAV equipment, and when FOG production levels increase, which is expected to improve labor and overhead absorption for FOG products sold.

Gross margin from service sales for the three months ended June 30, 2012 increased to 38% from 18% in the year-ago period. The increase in our gross margin from service sales was primarily attributable to the increase in airtime sales for our mini-VSAT Broadband service. Gross margin for mini-VSAT Broadband service sales increased to 33% from 11% in the year-ago period. We anticipate that the gross margin percentage for mini-VSAT Broadband service for the remainder of the year will remain relatively comparable to the level of the second quarter of 2012, driven by the incremental network cost impact of our implementation of C-band coverage in June 2012 for the upcoming TracPhone V11 introduction. In 2013, we expect mini-VSAT Broadband service margins to increase primarily from increased TracPhone V11 activations and an overall increase in our customer base, but at a more modest rate than the recent year-over-year gross margin growth. Also contributing to the gross margin increase was an increase in contracted engineering and service repair services discussed above, which together had a 240 basis point improvement year-over-year. We anticipate the gross margin percentage for contracted engineering services will decrease significantly for the next several quarters as a result of the commencement of the facility and program management services portion of the Saudi Arabian National Guard TACNAV contract beginning in the third quarter of 2012. The total contract value for the services portion related to the Saudi Arabian National Guard TACNAV order is $13.3 million. These services are estimated to be performed through 2014.

Operating Expenses

Sales, marketing and support expense for the three months ended June 30, 2012 decreased by $0.4 million, or 7%, to $5.5 million from $6.0 million for the three months ended June 30, 2011. The primary reason for the decrease in 2012 was a $0.5 million decrease in variable sales expense primarily as a result of a large international TACNAV order that was shipped during the second quarter of 2011. Also contributing to the decrease in 2012 was a $0.1 million decrease in U.S.-based compensation for sales, marketing and support and a $0.1 million decrease in warranty-related costs. Partially offsetting these decreases was a $0.3 million increase in sales, marketing and support expense related to our Danish and Brazilian subsidiaries. As a percentage of sales, sales, marketing and support expense for the quarter ended June 30, 2012 was 17% as compared to 20% for the quarter ended June 30, 2011.

Research and development expense for the three months ended June 30, 2012 increased by $0.2 million, or 6%, to $3.1 million from $2.9 million for the three months ended June 30, 2011. The primary reason for the increase in 2012 expense was a $0.1 million increase in U.S.-based employee compensation and a $0.1 million increase in research and development expense related to our Norwegian subsidiary. As a percentage of sales, research and development expense for the quarter ended June 30, 2012 was 10% as compared to 9% for the quarter ended June 30, 2011.

General and administrative expense for the three months ended June 30, 2012 increased by $0.4 million, or 14%, from $2.6 million for the three months ended June 30, 2011 to $2.9 million for the three months ended June 30, 2012. The primary reason for the increase in 2012 expense was a $0.3 million increase in U.S.-based employee compensation. Also contributing to the increase was a $0.1 million increase in facility expenditures and a $0.1 million increase in software maintenance expense. Partially offsetting these increases was a $0.2 million decrease in legal expense. As a percentage of sales, general and administrative expense for the quarter ended June 30, 2012 was 9% as compared to 8% for the quarter ended June 30, 2011.

We expect total operating expenses will increase sequentially on an absolute basis for the remainder of the year, but should decline as a percentage of total sales. This sequential increase will be driven largely by costs, including contracted commissions, for the execution of the Saudi Arabian National Guard TACNAV order. We currently estimate shipments will begin on this order in September 2012.

Interest Income and Other Expense

Interest income and other expense for the three months ended June 30, 2012 was $0.1 million as compared to $0.0 million for the three months ended June 30, 2011. The primary reason for the increase was a $0.1 million increase in interest income on our marketable securities and other income.

Income Tax Expense

Income tax expense for the three months ended June 30, 2012 was $0.5 million as compared to $0.4 million for the three months ended June 30, 2011. The increase in income tax expense is primarily due to a $0.4 million increase in pre-tax income. We estimate our effective tax rate for 2012 to be 45% or higher, subject to the tax effect of discrete events such as stock option exercise activity and restricted stock vesting.

Six Months Ended June 30, 2012 and 2011

Net Sales

Product sales for the six months ended June 30, 2012 decreased by $5.1 million, or 12%, to $38.1 million from $43.2 million for the six months ended June 30, 2011. The primary reason for the decrease in 2012 was a decrease in sales of our guidance and stabilization products of $8.0 million, or 41%. Specifically, sales of our TACNAV defense products decreased by $4.3 million, or 62%. Also contributing to the decrease in sales of our guidance and stabilization products during the six months ended June 30, 2012 was a decrease in sales of our FOG products of $3.6 million, or 29%, as compared to the six months ended June 30, 2011.

Partially offsetting the decrease in sales of our guidance and stabilization products was an increase of $2.9 million, or 13%, in sales of our mobile communications products to $26.4 million for the six months ended June 30, 2012 from $23.4 million for the six months ended June 30, 2011. The increase was primarily due to an increase in sales of our marine products of $3.6 million, or 18%, driven primarily by demand for our new HD11 product that was released in the first quarter of 2012, as well as our TracPhone V3 that was released in the second quarter of 2011. Also contributing to the marine products increase was increased sales of our TracPhone V7 and HD7 products. Partially offsetting this increase was a decrease in our land mobile products of $0.6 million, or 19%, as compared to the six months ended June 30, 2011. The decrease in our land mobile products was primarily a result of decreased sales to original equipment manufacturers in the recreational vehicle market.

Mobile communications product sales originating from the Americas increased $0.6 million, or 5%, from the six months ended June 30, 2012 to the six months ended June 30, 2011. Mobile communications product sales originating from our European and Asian subsidiaries increased $2.3 million, or 25%, from the six months ended June 30, 2012 to the six months ended June 30, 2011.

Service sales for the six months ended June 30, 2012 increased $8.9 million, or 75%, to $20.6 million from $11.8 million for the six months ended June 30, 2011. The primary reason for the increase was a $5.9 million increase in airtime sales for our mini-VSAT Broadband service. Also contributing to the increase in service sales was a $1.6 million increase in contracted engineering services driven by a TACNAV-related development effort, a $1.0 million increase in service repair services, and a $0.3 million increase in Inmarsat service sales.

Costs of Sales

For the six months ended June 30, 2012, costs of product sales decreased by $0.3 million, or 1%, to $23.7 million from $24.0 million for the six months ended June 30, 2011. The primary reason for the decrease was the decrease in sales of our TACNAV and FOG products discussed above.

Costs of service sales increased by $2.7 million, or 28%, to $12.6 million for the six months ended June 30, 2012 from $9.9 million for the six months ended June 30, 2011. The primary reason for the increase was a $2.0 million increase in airtime costs of sales for our mini-VSAT Broadband service. Also contributing to the increase was a $0.7 million increase in service repair, engineering and Inmarsat cost of service sales.

Gross margin from product sales for the six months ended June 30, 2012 decreased to 38% from 44% in the year-ago period. The decrease in our gross margin from product sales was primarily due to the decrease in the TACNAV and FOG sales discussed above, which generally have higher margins than our mobile communications products.

Gross margin from service sales for the six months ended June 30, 2012 increased to 39% from 16% in the year-ago period. The increase in gross margin was primarily due to the increase in gross margin for mini-VSAT Broadband service sales, which increased to 31% from 8% in the year-ago period. Also contributing to the gross margin increase was an increase in contracted engineering and service repair services discussed above, which together had a 300 basis point improvement year-over-year.

Operating Expenses

Sales, marketing and support expense for the six months ended June 30, 2012 decreased by $0.3 million, or 3%, to $10.9 million from $11.2 million for the six months ended June 30, 2011. The primary reason for the decrease in 2012 was a $0.5 million decrease in variable sales expense primarily as a result of a large international TACNAV order that was shipped during the second quarter of 2011. Also contributing to the decrease in 2012 was a $0.3 million decrease in U.S.-based compensation for sales, marketing and support and a $0.1 million decrease in Norwegian-based compensation for sales, marketing and support. Partially offsetting these decreases was a $0.5 million increase in sales, marketing and support expense related to our Danish, Brazilian and Singaporean subsidiaries. As a percentage of sales, sales, marketing and support expense decreased during the six months ended June 30, 2012 to 19% from 20% for the six months ended June 30, 2011.

Research and development expense for the six months ended June 30, 2012 increased by $0.3 million, or 6%, to $6.2 million from $5.9 million for the six months ended June 30, 2011. The primary reason for the increase in 2012 expense was a $0.3 million increase in research and development expense related to our Norwegian subsidiary. As a percentage of sales, research and development expense for the six months ended June 30, 2012 was 11%, which was consistent with the six months ended June 30, 2011.

General and administrative expense for the six months ended June 30, 2012 increased by $0.4 million, or 7%, to $5.9 million from $5.5 million for the six months ended June 30, 2011. The primary reason for the increase in 2012 expense was a $0.3 million increase in facility expenditures. Also contributing to the increase was a $0.2 million increase in U.S.-based employee compensation, a $0.2 million increase in software maintenance expense and equipment lease expense, and a $0.1 million increase in recruiting expense. Partially offsetting these increases was a $0.4 million decrease in legal expense. As a percentage of sales, general and administrative expense for the six months ended June 30, 2012 was 10%, which was consistent with the six months ended June 30, 2011.

Interest Income and Other Expense

Interest income and other expense for the six months ended June 30, 2012 was $0.1 million as compared to $0.0 million for the six months ended June 30, 2011. The primary reason for the increase was a $0.1 million increase in interest income on our marketable securities and other income.

Income Tax Expense (Benefit)

Income tax expense (benefit) for the six months ended June 30, 2012 decreased by $0.5 million to a $0.5 million tax expense from a $0.1 million tax benefit for the six months ended June 30, 2011. The increase in income tax expense is primarily due to $0.4 million of income tax expense associated with tax shortfalls for non-qualified stock options expirations, as well as shortfalls associated with restricted stock awards vesting during the six months ended June 30, 2012. Also contributing to the increase in income tax expense was a $1.0 million reduction in pre-tax loss.

Backlog

Backlog is not a meaningful indicator for predicting revenue in future periods. Commercial resellers for our mobile satellite communications products and legacy products do not carry extensive inventories and rely on us to ship products quickly. Generally due to the rapid delivery of our commercial products, our backlog for those products is not significant.

Our backlog for all products and services was approximately $59.8 million and $22.1 million on June 30, 2012 and December 31, 2011, respectively. The increase in backlog of $37.7 million from December 31, 2011 was primarily a result of a $35.6 million order for TACNAV products and services received in June 2012 for the Saudi Arabian National Guard. Product shipments for this order are estimated to begin in September 2012.

Backlog consists of orders evidenced by written agreements and specified delivery dates for customers who are acceptable credit risks. We do not include satellite connectivity service sales in our backlog even though many of our satellite connectivity customers have signed annual service contracts providing for a fixed monthly fee. Military orders included in backlog are generally subject to cancellation for the convenience of the customer. When orders are cancelled, we generally recover actual costs incurred through the date of cancellation and the costs resulting from termination. As of June 30, 2012, our backlog included approximately $15.7 million in orders that are subject to cancellation for convenience by the customer. Individual orders for guidance and stabilization products are often large and may require procurement of specialized long-lead components and allocation of manufacturing resources. The complexity of planning and executing larger orders generally requires customers to order well in advance of the required delivery date, resulting in backlog.

Liquidity and Capital Resources

We have historically funded our operations primarily from operating cash flows, net proceeds from public and private equity offerings, bank financings and proceeds received from exercises of stock options. As of June 30, 2012, we had $31.0 million in cash, cash equivalents, and marketable securities, of which $1.0 million, $0.4 million and $1.8 million in cash equivalents were held in a local currency by our foreign subsidiaries located in Denmark, Brazil and Norway, respectively. There were no marketable securities held by our foreign subsidiaries as of June 30, 2012. As of June 30, 2012, we had $56.3 million in working capital.

Net cash provided by operations was $6.8 million for the six months ended June 30, 2012 as compared to net cash used in operations of $0.8 million for the six months ended June 30, 2011. The increase is primarily due to a $5.2 million increase in cash inflows attributable to accounts receivable. Also contributing to the increase was a decrease in cash outflows of approximately $4.0 million as a result of decreased inventory levels as well as a $0.4 million decrease in net loss. The increase in cash inflows was partially offset by an increase in cash outflows of approximately $2.5 million related to accounts payable and accrued expenses and a $0.4 million increase in cash outflows related to prepaid expenses.

Net cash used in investing activities was $3.8 million for the six months ended June 30, 2012 as compared to net cash provided by investing activities of $1.5 million for the six months ended June 30, 2011. The increase in cash outflows is due to a $0.6 million increase in capital expenditures primarily related to the completion of the construction of our new manufacturing facility in Middletown, Rhode Island as well as a $4.7 million increase in our net investment in marketable securities. We currently expect that capital expenditures for the year will be between $7.0 million to $8.0 million, including the purchase of three hubs for our C-band network.

Net cash used in financing activities was $1.7 million for the six months ended June 30, 2012 compared to cash provided by financing activities of $0.1 million for the six months ended June 30, 2011. The increase in cash used in financing activities is primarily due to payments of $2.0 million on our line of credit.

On April 6, 2009, we entered into a mortgage loan in the amount of $4.0 million related to our headquarters facility in Middletown, Rhode Island. The loan term is 10 years, with a principal amortization of 20 years, and the interest rate will be a rate per year adjusted periodically based on a defined interest period equal to the BBA LIBOR Rate plus 2.25 percentage points. On June 9, 2011, we entered into an amendment to the mortgage loan, providing for an adjustment of the interest rate from the BBA LIBOR Rate plus 2.25 percentage points to the BBA LIBOR Rate plus 2.00 points. Land, building and improvements with an approximate carrying value of $4.4 million as of June 30, 2012 secure the mortgage loan. The monthly mortgage payment is approximately $11,100 plus interest and increases in increments of approximately $600 each year throughout the life of the mortgage. Due to the difference in the term of the loan and amortization of the principal, a balloon payment of $2.6 million is due on April 1, 2019. The loan contains one financial covenant, a Fixed Charge Coverage Ratio, which applies in the event that our consolidated cash, cash equivalents and marketable securities balance falls below $25.0 million at any time. As our consolidated cash, cash equivalents, and marketable securities balance was above $25.0 million throughout the six months ended June 30, 2012, the Fixed Charge Coverage Ratio did not apply. Under the mortgage loan we may prepay our outstanding loan balance subject to certain early termination charges as defined in the mortgage loan agreement. If we were to default on our mortgage loan, the land, building and improvements would be used as collateral. As discussed in note 14 to the consolidated financial statements, effective April 1, 2010, in order to reduce the volatility of cash outflows that arise from changes in interest rates, we entered into two interest rate swap agreements that are intended to hedge our mortgage interest obligations by fixing the interest rates specified in the mortgage loan to 5.91% for half of the principal amount outstanding and 6.07% for the remaining half of the principal amount outstanding as of April 1, 2010 until the mortgage loan expires on April 16, 2019.

We currently have a revolving loan agreement with a bank that provides for a maximum available credit of $15.0 million and will expire on December 31, 2014. We pay interest on any outstanding amounts at a rate equal to the BBA LIBOR Daily Floating Rate plus 1.25%. The line of credit contains two financial covenants, a Liquidity Covenant, which requires us to maintain at least $20.0 million in unencumbered liquid assets, as defined in the loan agreement, and a Fixed Charge Coverage Ratio. As of June 30, 2012, we were not in default of either covenant. Subject to the terms of the agreement and so long as no event of default has occurred, until September 30, 2012, we have the option of converting up to $12.0 million of revolving loans into one or more term loans at a floating interest rate equal to LIBOR plus 1.75%. We may terminate the loan agreement prior to its full term without penalty; provided we give 30 days advance written notice to the bank. As of June 30, 2012, we had $7.0 million outstanding under the facility, the repayment of which is due no later than the maturity date of December 31, 2014.

On November 26, 2008, our Board of Directors authorized a program to repurchase up to one million shares of our common stock. The share repurchase program is funded using our existing cash, cash equivalents, marketable securities and future cash flows. As of June 30, 2012, 341,009 shares of our common stock remain available for repurchase under the program. We did not purchase any shares of our common stock in the six months ended June 30, 2012.

It is our intent to continue to invest in the mini-VSAT Broadband network on a global basis in cooperation with ViaSat under the terms of a 10-year agreement announced in July 2008. As part of this arrangement, we agreed to acquire satellite capacity from Ku-band satellite operators. In addition, we have recently entered into a five-year agreement to lease C-band satellite capacity from a satellite operator. We are contractually committed to purchase three hubs by June 2013 to support this C-band service, although we currently plan to complete the purchase of these hubs during the second half of 2012. The total cost of the five-year satellite capacity agreement, the hubs, and teleport services is approximately $12.2 million, of which approximately 22% relates to the cost of the hubs. Each satellite hub represents a substantial capital investment. As part of the future potential capacity expansion, we would plan to seek to acquire additional satellite capacity from satellite operators, expend funds to seek regulatory approvals and permits, develop product enhancements in anticipation of the expansion, and hire additional personnel. We anticipate these costs will be funded by cash, cash equivalents and marketable securities on hand, as well as cash flows from operations.

In April 2011, we began construction of a new manufacturing facility near our Middletown location. The construction is complete. Our net borrowings on our line of credit as of June 30, 2012 were $7.0 million.

We believe that the $31.0 million we hold in cash, cash equivalents and marketable securities, together with our other existing working capital and cash flows from operations, will be adequate to meet planned operating and capital requirements through at least the next twelve months. However, as the need or opportunity arises, we may seek to raise additional capital through public or private sales of securities or through additional debt financing. There are no assurances that we will be able to obtain any additional funding or that such funding will be available on terms acceptable to us.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk exposure is in the area of foreign currency exchange risk. We are exposed to currency exchange rate fluctuations related to our subsidiary operations in Denmark, Norway, Brazil and Singapore. Certain transactions in these locations are made in the local currency, yet are reported in the U.S. dollar, the functional currency. For foreign currency exposures existing at June 30, 2012, a 10% unfavorable movement in the foreign exchange rates for our subsidiary locations would not expose us to material losses in earnings or cash flows.

From time to time, we purchase foreign currency forward contracts generally having durations of no more than five months. These forward contracts are intended to offset the impact of exchange rate fluctuations on cash flows of our foreign subsidiaries. Foreign exchange contracts are accounted for as cash flow hedges and are recorded on the balance sheet at fair value until executed. Changes in the fair value are recognized in earnings. We did not enter into any such contracts during the six months ended June 30, 2012.

The primary objective of our investment activities is to preserve principal and maintain liquidity, while at the same time maximize income. We have not entered into any instruments for trading purposes. Some of the securities that we invest in may have market risk. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities that can include United States treasuries, certificates of deposit, investment grade asset-backed corporate securities, money market mutual funds and government agency and non-government debt securities. As of June 30, 2012, a hypothetical 100 basis-point increase in interest rates would have resulted in an immaterial decrease in the fair value of our investments that had maturities of greater than one year. Due to the conservative nature of our investments and the relatively short duration of their maturities, we believe interest rate risk is substantially mitigated. As of June 30, 2012, 77% of the $22.8 million classified as available-for-sale marketable securities will mature or reset within one year. Accordingly, long-term interest rate risk is not considered material. We did not invest in any financial instruments denominated in foreign currencies as of June 30, 2012.

To the extent that we borrow against our variable-rate credit facility, we will be subject to interest rate risk, as we will pay interest on any outstanding amounts at a rate equal to the BBA LIBOR Daily Floating Rate plus 1.25%. There was $7.0 million in borrowings outstanding under this facility at June 30, 2012.

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

Under the supervision and with the participation of our CEO and CFO, our management has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this interim report. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2012.

Evaluation of Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of our CEO and CFO, our management has evaluated our internal control over financial reporting during the second quarter of 2012. Based on that evaluation, our CEO and CFO did not identify any change in our internal control over financial reporting during the second quarter of 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Worldwide economic conditions have experienced a significant downturn over the last several years, including slower economic activity, tightened credit markets, inflation and deflation concerns, increased fuel prices, decreased consumer confidence, reduced corporate profits, reduced or canceled capital spending, adverse business conditions and liquidity concerns. These conditions make it difficult for businesses, governments and consumers to accurately forecast and plan future activities. Many governments are experiencing significant deficits that may cause them to curtail spending significantly or reallocate funds away from defense programs. For example, sales of our TACNAV and FOG products (which include same non-defense related FOG sales) declined 62% and 29%, respectively, from the six months ended June 30, 2011 to the six months ended June 30, 2012. There can be no assurances that government responses to the disruptions in the economy will remedy these problems. As a result of these and other factors, customers could slow or suspend spending on our products and services. We may also incur increased credit losses and need to increase our allowance for doubtful accounts, which would have a negative impact on our earnings and financial condition. We cannot predict the timing, duration or ultimate impact of this downturn. We expect our business to continue to be adversely impacted by this downturn.

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

From time to time, we have recorded significant inventory reserves and/or inventory write-offs as a result of substantial declines in customer demand. Market or competitive changes could lead to future charges for excess or obsolete inventory, especially if we are unable to appropriately adjust the supply of material from our vendors.

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

Our mobile communications products historically have had lower product gross margins than our guidance and stabilization products. In 2011, we experienced a 14% year-over-year decline in sales of our guidance and stabilization products and we have experienced a 41% year-over-year decline in guidance and stabilization product sales during the first half of 2012. A shift in our product sales mix towards mobile communications products would likely cause lower gross margins in the future, especially if driven by reduced demand.

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

In the market for marine satellite TV equipment, we compete with Intellian, Cobham Sea Tel, Inc., Raymarine, NaviSystem Marine Electronic Systems Srl, King Controls, and Thrane & Thrane A/S.

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

The emergence of a competing small maritime VSAT antenna and complementary service or other similar service could reduce the competitive advantage we believe we currently enjoy with our 24-inch diameter TracPhone V7 and 14.5-inch diameter TracPhone V3 antennas along with our integrated Ku-band mini-VSAT Broadband service, or with our C/Ku-band mini-VSAT Broadband service and our new TracPhone V11.

Our TracPhone V3 and V7 systems offer customers a range of benefits due to their integrated design, hardware costs that are lower than existing maritime Ku-band VSAT systems, and spread spectrum technology. We currently compete against companies that offer established maritime Ku-band VSAT service using, in some cases, antennas 1-meter in diameter or larger. While we are unaware of any company offering a 14.5-inch VSAT solution comparable to our TracPhone V3, we are encountering regional competition from companies offering 24-inch VSAT systems and services. Likewise, our TracPhone V11 will be approximately 85% smaller and lighter than competing C-band maritime VSAT systems, which uses antennas in excess of 2.4m in diameter to provide similar global services. We are unaware of any competitor currently offering a similar size solution for global C-band coverage, but any introduction of such a product could adversely impact our success. In addition, other companies could replicate some of the distinguishing features of our TracPhone V3, V7 or V11, which could potentially reduce the appeal of our solution, increase price competition and adversely affect sales. Moreover, consumers may choose other services such as FleetBroadband or Iridium OpenPort for their service coverage and potentially lower hardware costs despite higher service costs and slower data rates. Finally, it is possible that sales of our TracPhone V3 antennas will reduce sales of our TracPhone V7 antennas.

Our ability to compete in the maritime airtime services market may be impaired if we are unable to provide sufficient service capacity to meet customer demand.

The TracPhone V3, V7, and V11 and our mini-VSAT Broadband service offer a range of benefits to mariners, especially in commercial markets, due to the smaller size antenna and faster, more affordable airtime. We have completed the rollout of our original network coverage plan and currently offer service in the Americas, Europe, the Middle East, Africa, Asia-Pacific, and Australian and New Zealand waters. In the future, we may need to expand capacity in existing coverage areas to support an expanding subscriber base. If we are unable to reach agreement with third-party satellite providers to support the mini-VSAT Broadband service and its spread spectrum technology or transponder capacity is unavailable should we need to increase our capacity to meet growing demand in a given region, our ability to support vessels and aeronautical applications globally will be at risk and could reduce the attractiveness of the product and service to these customers.

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

These factors can cause substantial fluctuations in sales of our TACNAV and FOG products from period to period. For example, sales of our FOG products increased $11.4 million, or 39%, from 2009 to 2010 driven largely by increased sales for commercial applications, such as surveying and optical stabilization, and a range of government and defense applications, including weapons stabilization. However, sales of our FOG products decreased $17.9 million, or 44%, from 2010 to 2011 and both TACNAV and FOG sales have continued to decline significantly during the first half of 2012. The Obama administration and Congress may change defense spending priorities, either in conjunction with troop withdrawals from Iraq and Afghanistan or for other reasons, including efforts to reduce the deficit. Moreover, government customers such as the U.S. Coast Guard and their contractors can generally cancel orders for our products for convenience or decline to exercise previously disclosed contract options. Even under firm orders with government customers, funding must often be appropriated in the budget process in order for the government to complete the contract. The cancellation of or failure to fund orders for our products could further reduce our net sales and results of operations.

Sales of our fiber optic gyro systems and TACNAV products generally consist of a few large orders, and the delay or cancellation of a single order could substantially reduce our net sales.

KVH products sold to customers in the defense industry are purchased through orders that can generally range in size from several hundred thousand dollars to more than one million dollars. For example, in October 2011, we received an $8.6 million TACNAV products order and in December 2011, we received a $2.5 million and a $7.6 million fiber optic gyro products order. In addition, we received a $2.8 million TACNAV products order as well as a $35.6 million TACNAV products and services order in June 2012. Orders of this size are often unpredictable and difficult to replicate. As a result, the delay or cancellation of a single order could materially reduce our net sales and results of operations. We periodically experience repeated and unanticipated delays in defense orders, which make our revenues and operating results less predictable. Because our guidance and stabilization products typically have relatively higher product gross margins than our mobile communications products, the loss of an order for guidance and stabilization products could have a disproportionately adverse effect on our results of operations.

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

Our mini-VSAT Broadband service relies on spread spectrum technology developed with ViaSat, Inc., for use with satellite capacity controlled by SES, Eutelsat, Sky Perfect-JSAT, GE Satellite, Telesat, Echostar, Intelsat and Star One. Our TracPhone two-

way broadband satellite terminals combines our stabilized antenna technology with ViaSat’s ArcLight spread spectrum mobile broadband technology, along with ViaSat’s ArcLight spread spectrum modem. The ArcLight technology is also integrated within the satellite hubs that support this service. Sales of the TracPhone V3, V7 and V11 and our mini-VSAT Broadband service could be disrupted if we fail to receive approval from regulatory authorities to provide our spread spectrum service in the waters of various countries where our customers operate or if there are issues with the availability of the ArcLight maritime modems.

Deployment of our mini-VSAT Broadband service has required significant capital investment and initial network costs of service, as well as operating expenses that may not be recouped if we fail to meet the subscriber levels necessary to cover those costs on an ongoing basis.

It is our intent to continue to invest in our mini-VSAT Broadband network in cooperation with ViaSat under the terms of a 10-year agreement announced in July 2008. As part of this arrangement, we agreed to acquire satellite capacity from Ku-band satellite operators. In addition, we have agreed to acquire satellite capacity from a C-band satellite operator. We are contractually committed to purchase three hubs by June 2013 to support this C-band service, although we currently plan to complete the purchase of these hubs during the second half of 2012. Each satellite hub represents a substantial capital investment. During the initial deployment period, we incurred a substantial increase in costs associated with the build out of the mini-VSAT Broadband global infrastructure and support capability and may continue to incur additional costs if we pursue expanded coverage in the future. As the network deployment progressed, KVH and ViaSat covered the operational cost per transponder access as new subscribers joined the network. Although we have made progress toward achieving acceptable gross margins, we may not reach our longer-term objectives if we do not continue to increase subscriber levels to the point necessary to cover our operational costs on an ongoing basis. We estimate that, on average, it requires at least nine months to reach the breakeven point for a discrete region, i.e., offsetting these incremental network costs, once the service is turned on for a new coverage region. However, certain regions that are essential for our global coverage may exceed this time period before being profitable or may not be profitable. In addition, should an insufficient number of subscribers activate within a region, our operations may continue below the breakeven level for a longer duration and adversely affect our operating results and cash levels.

High fuel prices, tight credit availability, environmental concerns and ongoing low levels of consumer confidence are adversely affecting sales of our mobile satellite TV products.

Factors such as high fuel prices, tight credit, environmental protection laws and ongoing low levels of consumer confidence can materially and adversely affect sales of larger vehicles and vessels for which our mobile satellite TV products are designed. Many customers finance their purchases of these vehicles and vessels, and tightened credit availability can reduce demand for both these vehicles and vessels and our mobile satellite TV products. Moreover, in the current credit markets, financing for these purchases has sometimes been unavailable or more difficult to obtain. The increased cost of operating these vehicles and vessels can adversely affect demand for our mobile satellite TV products.

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

We market and sell our mobile communications products through an international network of independent retailers, chain stores and distributors, as well as to manufacturers of marine vessels and recreational vehicles. If we are unable to maintain or improve our distribution relationships, it could significantly limit our sales. Some of our distribution relationships are new, and our new distributors may not be successful in marketing and selling our products and services. In addition, our distribution partners may sell products of other companies, including competing products, and are generally not required to purchase minimum quantities of our products.

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

We have previously expanded our operations to pursue existing and potential market opportunities, and we are continuing to expand our international operations. This growth placed a strain on our personnel, management, financial and other resources. Our guidance and stabilization product revenue decreased significantly during 2011 and has continued to decline significantly in the first half of 2012. Our mobile communications product revenue showed no growth between 2010 and 2011 but then increased significantly during the first half of 2012. If any portion of our business grows more rapidly than we anticipate and we fail to manage that growth properly, we may incur unnecessary expenses, and the efficiency of our operations may decline. If we are unable to adjust our operating expenses on a timely basis in response to changes in revenue cycles, our results of operations may be harmed. To manage changes in our rate of growth effectively, we must, among other things:

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

Historically, sales to customers outside the United States and Canada have accounted for a significant portion of our net sales. We have foreign sales offices in Denmark, Singapore and Norway, as well as a subsidiary in Brazil that manages local sales. We otherwise support our international sales from our operations in the United States. Our limited operations in foreign countries may impair our ability to compete successfully in international markets and to meet the service and support needs of our customers in countries where we have little to no infrastructure. We are subject to a number of risks associated with our international business activities, which may increase our costs and require significant management attention. These risks include:

•	technical challenges we may face in adapting our mobile communications products to function with different satellite services and technology in use in various regions around the world;

•	satisfaction of international regulatory requirements and delays and costs associated with procurement of any necessary licenses or permits;

•	restrictions on the sale of certain guidance and stabilization products to foreign military and government customers;

•	increased costs of providing customer support in multiple languages;

•	increased costs of managing operations that are international in scope;

•	potentially adverse tax consequences, including restrictions on the repatriation of earnings;

•	protectionist laws and business practices that favor local competitors, which could slow our growth in international markets;

•	potentially longer sales cycles, which could slow our revenue growth from international sales;

•	potentially longer accounts receivable payment cycles and difficulties in collecting accounts receivable;

•	losses arising from impairment charges associated with goodwill or intangible assets;

•	losses arising from foreign currency exchange rate fluctuations; and

•	economic and political instability in some international markets.

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

Deferred tax assets are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating losses and tax credit carry forwards. A valuation allowance reduces deferred tax assets to estimated realizable value, which assumes that it is more likely than not that we will be able to generate sufficient future taxable income to realize the net carrying value. We review our deferred tax assets and valuation allowance on a quarterly basis. As part of our review, we consider positive and negative evidence, including cumulative results in recent years.

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

Our stock price has historically been volatile. During the period from January 1, 2011 to June 30, 2012, the trading price of our common stock ranged from $7.06 to $16.42. Many factors may cause the market price of our common stock to fluctuate, including:

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

On November 26, 2008, our Board of Directors authorized a program to repurchase up to one million shares of our common stock. The repurchase program is funded using our existing cash, cash equivalents, marketable securities, and future cash flows. Under the repurchase program, at management’s discretion, we may repurchase shares on the open market from time to time, in privately negotiated transactions or block transactions, or through an accelerated repurchase agreement. The timing of such repurchases depends on availability of shares, price, market conditions, alternative uses of capital, and applicable regulatory requirements. The program may be modified, suspended or terminated at any time without prior notice. The repurchase program has no expiration date. There were no other repurchase programs outstanding during the six months ended June 30, 2012 and no repurchase programs expired during the period.

We did not repurchase any shares of our common stock in the six months ended June 30, 2012.

ITEM 6.	EXHIBITS

Exhibits:

Exhibit No.	Description	Filed with this Form 10-Q	Incorporated by Reference
			Form	Filing Date	Exhibit No.
3.1	Amended and Restated Certificate of Incorporation, as amended		10-Q	August 6, 2010	3.1

3.2	Amended, Restated and Corrected Bylaws of KVH Industries, Inc.		8-K	July 31, 2007	3

4.1	Specimen certificate for the common stock		S-1/A	March 22, 1996	4.1

31.1	Rule 13a-14(a)/15d-14(a) certification of principal executive officer	X

31.2	Rule 13a-14(a)/15d-14(a) certification of principal financial officer	X

32.1	Section 1350 certification of principal executive officer	X

32.2	Section 1350 certification of principal financial officer

101	Interactive Data File regarding (a) our Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011, (b) our Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2012 and 2011, (c) our Consolidated Statements of Other Comprehensive Loss for the Three and Six Months Ended June 30, 2012 and 2011, (d) our Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2012 and 2011 and (e) the Notes to such Consolidated Financial Statements.	X

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 8, 2012

KVH Industries, Inc.

By:	/s/ PATRICK J. SPRATT
Patrick J. Spratt
(Duly Authorized Officer and Chief Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Description	Filed with this Form 10-Q	Incorporated by Reference
			Form	Filing Date	Exhibit No.
3.1	Amended and Restated Certificate of Incorporation, as amended		10-Q	August 6, 2010	3.1

3.2	Amended, Restated and Corrected Bylaws of KVH Industries, Inc.		8-K	July 31, 2007	3

4.1	Specimen certificate for the common stock		S-1/A	March 22, 1996	4.1

31.1	Rule 13a-14(a)/15d-14(a) certification of principal executive officer	X

31.2	Rule 13a-14(a)/15d-14(a) certification of principal financial officer	X

32.1	Section 1350 certification of principal executive officer	X

32.2	Section 1350 certification of principal financial officer	X

101	Interactive Data File regarding (a) our Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011, (b) our Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2012 and 2011, (c) our Consolidated Statements of Other Comprehensive Loss for the Three and Six Months Ended June 30, 2012 and 2011, (d) our Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2012 and 2011 and (e) the Notes to such Consolidated Financial Statements.	X