Form 10-Q
period 2012-09-30
KVH INDUSTRIES INC \DE\
filed 2012-11-08
CIK 1007587

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2012
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Date	Class	Outstanding shares
November 6, 2012	Common Stock, par value $0.01 per share	14,865,460

KVH INDUSTRIES, INC. AND SUBSIDIARIES
Form 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1.    Financial Statements
KVH INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts, unaudited)

	September 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$8,621	$7,017
Marketable securities	24,296	23,553
Accounts receivable, net of allowance for doubtful accounts of approximately $947 as of September 30, 2012 and $623 as of December 31, 2011	28,596	25,959
Inventories	17,842	18,615
Prepaid expenses and other assets	2,807	2,552
Deferred income taxes	410	1,281
Total current assets	82,572	78,977
Property and equipment, less accumulated depreciation of $30,539 as of September 30, 2012 and $27,508 as of December 31, 2011	36,157	34,010
Intangible assets, less accumulated amortization of $717 as of September 30, 2012 and $434 as of December 31, 2011	1,730	1,903
Goodwill	4,609	4,426
Other non-current assets	4,251	3,835
Deferred income taxes	4,782	5,405
Total assets	$134,101	$128,556
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,612	$6,141
Accrued compensation and employee-related expenses	5,150	4,285
Accrued other	7,796	5,026
Accrued product warranty costs	921	933
Deferred revenue	1,956	2,684
Current portion of long-term debt	136	131
Total current liabilities	22,571	19,200
Other long-term liabilities	132	135
Line of credit	7,000	9,000
Long-term debt excluding current portion	3,450	3,553
Total liabilities	33,153	31,888
Commitments and contingencies (notes 3 and 9)
Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 1,000,000 shares; none issued	—	—
Common stock, $0.01 par value. Authorized 30,000,000 shares, 16,524,451 and 16,207,268 shares issued at September 30, 2012 and December 31, 2011; and 14,865,460 and 14,548,277 shares outstanding at September 30, 2012 and December 31, 2011, respectively	165	162
Additional paid-in capital	109,770	106,592
Retained earnings	4,549	3,727
Accumulated other comprehensive loss	(386)	(663)
Less: treasury stock at cost, common stock, 1,658,991 shares as of September 30, 2012 and December 31, 2011	(13,150)	(13,150)
Total stockholders’ equity	100,948	96,668
Total liabilities and stockholders’ equity	$134,101	$128,556

See accompanying Notes to Unaudited Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Sales:
Product	$24,529	$17,987	$62,653	$61,203
Service	14,293	7,634	34,916	19,400
Net sales	38,822	25,621	97,569	80,603
Costs and expenses:
Costs of product sales	13,297	9,745	37,026	33,756
Costs of service sales	10,035	5,464	22,659	15,360
Sales, marketing and support	6,360	5,614	17,239	16,790
Research and development	2,949	2,792	9,148	8,645
General and administrative	3,040	2,312	8,906	7,789
Total costs and expenses	35,681	25,927	94,978	82,340
Income (loss) from operations	3,141	(306)	2,591	(1,737)
Interest income	147	65	359	198
Interest expense	76	64	243	177
Other income, net	23	872	99	887
Income (loss) before income tax (expense) benefit	3,235	567	2,806	(829)
Income tax (expense) benefit	(1,490)	33	(1,983)	85
Net income (loss)	$1,745	$600	$823	$(744)
Per share information:
Net income (loss) per share
Basic	$0.12	$0.04	$0.06	$(0.05)
Diluted	$0.12	$0.04	$0.05	$(0.05)
Number of shares used in per share calculation:
Basic	14,846,249	14,877,481	14,742,855	14,842,746
Diluted	15,023,580	15,058,194	14,971,667	14,842,746

See accompanying Notes to Unaudited Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net income (loss)	$1,745	$600	$823	$(744)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available-for-sale securities	1	(2)	(2)	(1)
Currency translation adjustment gain (loss)	327	(616)	336	285
Unrealized loss on derivatives	(15)	(224)	(57)	(503)
Other comprehensive income (loss), net of tax	313	(842)	277	(219)
Total comprehensive income (loss)	$2,058	$(242)	$1,100	$(963)

See accompanying Notes to Unaudited Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Nine Months Ended
	September 30,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$823	$(744)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Provision for doubtful accounts	556	166
Depreciation and amortization	3,377	3,284
Deferred income taxes	1,697	(166)
Loss on interest rate swaps	95	100
Compensation expense related to stock-based awards and employee stock purchase plan	2,747	2,677
Changes in operating assets and liabilities:
Accounts receivable	(3,197)	(635)
Inventories	778	(4,817)
Prepaid expenses and other assets	(257)	(253)
Other non-current assets	(442)	1,575
Accounts payable	467	(1,076)
Deferred revenue	(723)	662
Accrued expenses	3,493	(254)
Other long-term liabilities	(3)	(1,254)
Net cash provided by (used in) operating activities	9,411	(735)
Cash flows from investing activities:
Capital expenditures	(5,240)	(8,112)
Purchases of marketable securities	(13,106)	(39,789)
Maturities and sales of marketable securities	12,361	42,222
Net cash used in investing activities	(5,985)	(5,679)
Cash flows from financing activities:
Repayments of long-term debt	(98)	(92)
Proceeds from stock options exercised and employee stock purchase plan	784	791
Repurchase of common stock	—	(2,037)
Payment of employee restricted stock withholdings	(333)	(625)
Repayments of line of credit borrowings	(2,000)	—
Proceeds from line of credit borrowings	—	6,500
Payment of stock registration fee	—	(10)
Net cash (used in) provided by financing activities	(1,647)	4,527
Effect of exchange rate changes on cash and cash equivalents	(175)	(91)
Net increase (decrease) in cash and cash equivalents	1,604	(1,978)
Cash and cash equivalents at beginning of period	7,017	7,241
Cash and cash equivalents at end of period	$8,621	$5,263

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
KVH’s mobile communications service sales include sales earned from satellite voice and Internet airtime services, engineering services provided under development contracts, sales from product repairs, certain DIRECTV account subsidies and referral fees earned in conjunction with the sale of its products and extended warranty sales. KVH provides, for monthly fixed and usage fees, satellite connectivity sales from broadband Internet, data and Voice over Internet Protocol (VoIP) service to its TracPhone V-series customers. KVH also earns monthly usage fees for third-party satellite connectivity for voice, data and Internet services to its Inmarsat TracPhone customers who choose to activate their subscriptions with KVH. Under current DIRECTV programs, KVH is eligible to receive a one-time payment for each DIRECTV receiver activated for service and a new mobile account activation fee from DIRECTV for each applicable customer who activates their DIRECTV service directly through KVH.
KVH’s guidance and stabilization service sales include product repairs, engineering services provided under development contracts and extended warranty sales.

(2) Basis of Presentation
The accompanying consolidated financial statements of KVH Industries, Inc. and its wholly owned subsidiaries, KVH Industries A/S, KVH Industries Pte. Ltd., KVH Industries Brasil Comunicacao Por Satelite Ltda., KVH Industries Norway AS and KVH Industries Japan Co., Ltd (collectively, KVH or the Company), have been prepared in accordance with accounting principles generally accepted in the United States of America. The Company has evaluated all subsequent events through the date of this filing. Given that KVH Industries A/S, KVH Industries Pte. Ltd. and KVH Industries Brasil Comunicacao Por Satelite Ltda. operate as the Company’s European, Asian and Brazilian international distributors, all of their operating expenses are reflected within sales, marketing and support within the accompanying consolidated statements of operations. KVH Industries Norway AS, a subsidiary of KVH Industries A/S, develops and distributes middleware software solutions known as CommBox™ technology, which is being integrated into the Company’s satellite communications products and services. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements have not been audited by our independent registered public accounting firm and include all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations, and cash flows for the periods presented. These consolidated financial statements do not include all disclosures associated with annual financial statements and accordingly should be read in conjunction with the Company’s consolidated financial statements and related notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2011 filed on March 8, 2012 with the Securities and Exchange Commission. The results for the three and nine months ended September 30, 2012 are not necessarily indicative of operating results for the remainder of the year.

(3) Significant Estimates and Assumptions
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of sales and expenses during the reporting periods. As described in the Company's annual report on Form 10-K, the most significant estimates and assumptions by management affect the Company’s revenue recognition, valuation of accounts receivable, valuation of inventory, assumptions used to determine fair value of goodwill and intangible assets, deferred tax assets and related valuation allowance, stock-based compensation, warranty and accounting for contingencies. The Company has reviewed these estimates and determined that these, as well as the additional revenue recognition discussion below, remain the most significant estimates for the quarter ended September 30, 2012.
Although the Company regularly assesses these estimates, actual results could differ materially from these estimates. Changes in estimates are recorded in the period in which they become known. The Company bases its estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances.
Multiple-Element Revenue Arrangement
The Company has accounted for its $35,600 contract received in June 2012 for the Saudi Arabian National Guard to sell TACNAV defense products and services under ASC 605-25, Multiple-Element Arrangements.  When a sale arrangement involves multiple deliverables, such as the sale of products that include installation, facility construction and program management services, the Company evaluates the arrangement to determine whether there are separate items that are required to be delivered under the arrangement that qualify as separate units of accounting.  The Company uses vendor-specific objective evidence or VSOE, if available, to determine the selling price of each element.  If VSOE is not available, the Company uses third-party evidence, or TPE to determine the selling price.  If TPE is not available, the Company's best estimate is used to develop the estimated selling price. Revenue is recognized when the recognition criteria for each unit of accounting are met.
The total contract value associated with TACNAV defense products is $21,200 for which shipments are estimated to continue through the fourth quarter of 2012 and the first half of 2013.  Revenue is recognized for these product sales after transfer of title and risk of loss when inspection occurs.  The total contract value associated with all services is $14,400 which are estimated to continue through the fourth quarter 2012 until 2014.  The revenue for these services is recognized using the percentage of completion accounting method. The Company limits the amount of revenue recognized for delivered elements to the amount that is not contingent on the future delivery of products or services, future performance obligations, or subject to customer-specific return or refund privileges.  Total revenue recognized on the Saudi Arabian National Guard contract through September 30, 2012, was approximately $7,300 which was all recognized in the third quarter of 2012.

(4) Stock-Based Compensation
The Company recognizes stock-based compensation in accordance with the provisions of Accounting Standards Codification (ASC) 718, Compensation-Stock Based Compensation. Stock-based compensation expense was $879 and $851 for the three months ended September 30, 2012 and September 30, 2011, respectively, and $2,747 and $2,677 for the nine months ended September 30, 2012 and September 30, 2011, respectively. As of September 30, 2012, there was $2,817 of total unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted-average period of 2.98 years. As of September 30, 2012, there was $2,980 of total unrecognized compensation expense related to restricted stock awards, which is expected to be recognized over a weighted-average period of 1.40 years.
The Company granted 40,000 and 43,340 restricted stock awards to employees under the terms of the Amended and Restated 2006 Stock Incentive Plan during the three and nine months ended September 30, 2012, respectively. The restricted stock awards vest ratably over four years from the date of grant subject to the recipient remaining employed through the applicable vesting dates. Compensation expense for restricted stock awards is measured at fair value on the date of grant based on the number of shares granted and the quoted market closing price of the Company’s common stock. Such value is recognized as expense over the vesting period of the award, net of estimated forfeitures.
The Company granted 4,213 and 436,874 stock options to employees under the terms of the Amended and Restated 2006 Stock Incentive Plan and the Amended and Restated 2003 Incentive and Nonqualified Stock Option Plan during the three and nine months ended September 30, 2012, respectively.

The fair value of stock options granted for the nine months ended September 30, 2012 was estimated as of the date of grant using the Black-Scholes option-pricing model. The weighted-average fair value per share for all options granted during the nine months ended September 30, 2012 and 2011 was $4.72 and $6.88, respectively. The weighted-average assumptions used to value options as of their grant date were as follows:

Nine Months Ended
September 30, 2012
Risk-free interest rate	0.72%
Expected volatility	64.60%
Expected life (in years)	4.22
Dividend yield	0%

(5) Net Income (Loss) per Common Share
Basic net income (loss) per share is calculated based on the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share incorporates the dilutive effect of common stock equivalent options, warrants and other convertible securities, if any, as determined with the treasury stock accounting method. Common stock equivalents related to options and restricted stock awards for 386,992 and 989,690 shares of common stock for the three months ended September 30, 2012 and 2011, respectively, have been excluded from the fully diluted calculation of net income per share, as inclusion would be anti-dilutive. Common stock equivalents related to options and restricted stock awards for 837,018 shares of common stock for the nine months ended September 30, 2012 have been excluded from the fully diluted calculation of net income per share, as inclusion would be anti-dilutive. The Company has excluded all outstanding stock options and non-vested restricted shares from the calculation of diluted earnings per share for the nine months ended September 30, 2011 because the net loss causes these outstanding stock options and non-vested restricted shares to be anti-dilutive.
A reconciliation of the basic and diluted weighted average common shares outstanding is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Weighted average common shares outstanding—basic	14,846,249	14,877,481	14,742,855	14,842,746
Dilutive common shares issuable in connection with stock plans	177,331	180,713	228,812	—
Weighted average common shares outstanding—diluted	15,023,580	15,058,194	14,971,667	14,842,746

(6) Inventories
Inventories are stated at the lower of cost or market using the first-in first-out costing method. Inventories as of September 30, 2012 and December 31, 2011 include the costs of material, labor, and factory overhead. Components of inventories consist of the following:

	September 30, 2012	December 31, 2011
Raw materials	$9,690	$11,039
Work in process	2,150	1,805
Finished goods	6,002	5,771
	$17,842	$18,615

(7) Product Warranty
The Company’s products carry limited warranties that range from one to four years and vary by product. The warranty period begins on the date of retail purchase or lease by the original purchaser. The Company accrues estimated product warranty costs at the time of sale and any additional amounts are recorded when such costs are probable and can be reasonably estimated. Factors that affect the Company’s warranty liability include the number of units sold or leased, historical and anticipated rates of warranty repairs and the cost per repair. Warranty and related costs are reflected within sales, marketing and support in the accompanying statements of operations. As of September 30, 2012 and December 31, 2011, the Company had accrued product warranty costs of $921 and $933, respectively. The following table summarizes product warranty activity during 2012 and 2011:

	Nine Months Ended
	September 30,
	2012	2011
Beginning balance	$933	$887
Charges to expense	574	601
Costs incurred	(586)	(566)
Ending balance	$921	$922

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

The following table summarizes information regarding the Company’s operations by geographic segment:

	Sales Originating From
Three months ended September 30, 2012	Americas	Europe and Asia	Total
Mobile communications sales to the United States	$16,609	$—	$16,609
Mobile communications sales to Canada	205	—	205
Mobile communications sales to Europe	99	2,856	2,955
Mobile communications sales to other geographic areas	1,270	1,165	2,435
Guidance and stabilization sales to the United States	1,720	—	1,720
Guidance and stabilization sales to Canada	2,718	—	2,718
Guidance and stabilization sales to Europe	3,407	—	3,407
Guidance and stabilization sales to other geographic areas	8,773	—	8,773
Intercompany sales	1,577	221	1,798
Subtotal	36,378	4,242	40,620
Eliminations	(1,577)	(221)	(1,798)
Net sales	$34,801	$4,021	$38,822
Segment net income (loss)	$1,996	$(251)	$1,745
Depreciation and amortization	$1,030	$141	$1,171
Total assets	$114,039	$20,062	$134,101

	Sales Originating From
Three months ended September 30, 2011	Americas	Europe and Asia	Total
Mobile communication sales to the United States	$13,129	$—	$13,129
Mobile communication sales to Canada	204	—	204
Mobile communication sales to Europe	55	3,400	3,455
Mobile communication sales to other geographic areas	250	847	1,097
Guidance and stabilization sales to the United States	3,127	—	3,127
Guidance and stabilization sales to Canada	2,296	—	2,296
Guidance and stabilization sales to Europe	1,911	—	1,911
Guidance and stabilization sales to other geographic areas	402	—	402
Intercompany sales	2,079	300	2,379
Subtotal	23,453	4,547	28,000
Eliminations	(2,079)	(300)	(2,379)
Net sales	$21,374	$4,247	$25,621
Segment net income (loss)	$642	$(42)	$600
Depreciation and amortization	$969	$106	$1,075
Total assets	$104,390	$16,722	$121,112

	Sales Originating From
Nine months ended September 30, 2012	Americas	Europe and Asia	Total
Mobile communication sales to the United States	$47,202	$—	$47,202
Mobile communication sales to Canada	571	—	571
Mobile communication sales to Europe	342	12,462	12,804
Mobile communication sales to other geographic areas	2,777	3,725	6,502
Guidance and stabilization sales to the United States	4,848	—	4,848
Guidance and stabilization sales to Canada	7,925	—	7,925
Guidance and stabilization sales to Europe	7,758	—	7,758
Guidance and stabilization sales to other geographic areas	9,959	—	9,959
Intercompany sales	8,208	1,271	9,479
Subtotal	89,590	17,458	107,048
Eliminations	(8,208)	(1,271)	(9,479)
Net sales	$81,382	$16,187	$97,569
Segment net income (loss)	$1,621	$(798)	$823
Depreciation and amortization	$3,021	$356	$3,377
Total assets	$114,039	$20,062	$134,101

	Sales Originating From
Nine months ended September 30, 2011	Americas	Europe and Asia	Total
Mobile communication sales to the United States	$37,144	$—	$37,144
Mobile communication sales to Canada	680	—	680
Mobile communication sales to Europe	258	10,676	10,934
Mobile communication sales to other geographic areas	1,009	2,877	3,886
Guidance and stabilization sales to the United States	10,508	—	10,508
Guidance and stabilization sales to Canada	6,608	—	6,608
Guidance and stabilization sales to Europe	6,170	—	6,170
Guidance and stabilization sales to other geographic areas	4,673	—	4,673
Intercompany sales	6,696	817	7,513
Subtotal	73,746	14,370	88,116
Eliminations	(6,696)	(817)	(7,513)
Net sales	$67,050	$13,553	$80,603
Segment net loss	$(641)	$(103)	$(744)
Depreciation and amortization	$2,965	$319	$3,284
Total assets	$104,390	$16,722	$121,112

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

(10) Share Buyback Program
On November 26, 2008, the Company’s Board of Directors authorized a program to repurchase up to one million shares of the Company’s common stock. As of September 30, 2012, 341,009 shares of the Company’s common stock remain available for repurchase under the authorized program. The repurchase program is funded using the Company’s existing cash, cash equivalents, marketable securities and future cash flows. Under the repurchase program, the Company, at management’s discretion, may repurchase shares on the open market from time to time, in privately negotiated transactions or block transactions, or through an accelerated repurchase agreement. The timing of such repurchases depends on availability of shares, price, market conditions, alternative uses of capital, and applicable regulatory requirements. The program may be modified, suspended or terminated at any time without prior notice. The repurchase program has no expiration date. There were no other repurchase programs outstanding during the nine months ended September 30, 2012 and no repurchase programs expired during the period.
The Company did not repurchase any shares of its common stock in the nine months ended September 30, 2012.

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

The following tables present financial assets and liabilities at September 30, 2012 and December 31, 2011 for which the Company measures fair value on a recurring basis, by level, within the fair value hierarchy:

September 30, 2012	Total	Level 1	Level 2	Level 3	Valuation Technique
Assets
Money market mutual funds	$11,027	$11,027	$—	$—	(a)
Government agency bonds	4,077	4,077	—	—	(a)
Corporate notes	4,004	4,004	—	—	(a)
United States treasuries	3,687	3,687	—	—	(a)
Certificates of deposit	1,501	1,501	—	—	(a)
Liabilities
Interest rate swaps	$568	$—	$568	$—	(d)

December 31, 2011	Total	Level 1	Level 2	Level 3	Valuation Technique
Assets
Government agency bonds	$9,015	$9,015	$—	$—	(a)
Money market mutual funds	8,818	8,818	—	—	(a)
Corporate notes	3,019	3,019	—	—	(a)
Certificates of deposit	2,701	2,701	—	—	(a)
Liabilities
Interest rate swaps	$510	$—	$510	$—	(d)
Certain financial instruments are carried at cost on the consolidated balance sheets, which approximates fair value due to their short-term, highly liquid nature. These instruments include cash and cash equivalents, accounts receivable, accounts payable and accrued expenses.

(12) Business and Credit Concentrations
Significant portions of the Company’s net sales are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net sales to foreign customers outside the U.S. and Canada	45.3%	26.9%	37.9%	32.1%
Net sales to Customer A	18.9%	*	*	*

*	Represents less than 10% of net sales in the respective period.

(13) Recent Accounting Pronouncements
On July 27, 2012, the Financial Accounting Standards Board issued ASU No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment, which allows an organization to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test for indefinite-lived intangible assets. An organization that elects to perform a qualitative assessment no longer is required to calculate the fair value of an indefinite-lived intangible asset unless it determines that it is more likely than not that the asset is impaired. The ASU, which applies to all public, private, and not-for-profit organizations, is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The adoption of this guidance did not have a material impact on the Company's financial statements.

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
As required by ASC Topic 815, Derivatives and Hedging, the Company records all derivatives on the balance sheet at fair value. As of September 30, 2012, the fair value of the derivatives is included in other accrued liabilities and the unrealized gain is included in other comprehensive income.
As of September 30, 2012, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivatives	Notional (in thousands)	Asset (Liability)	Effective Date	Maturity Date	Index	Strike Rate
Interest rate swap	$1,793	(276)	April 1, 2010	April 1, 2019	1-month LIBOR	5.91%
Interest rate swap	$1,793	(292)	April 1, 2010	April 1, 2019	1-month LIBOR	6.07%

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Our mobile communications service sales include sales earned from satellite voice and Internet airtime services, engineering services provided under development contracts, sales from product repairs, and certain DIRECTV account subsidies and referral fees earned in conjunction with the sale of our products and extended warranty sales. We provide, for monthly fixed and usage fees, satellite connectivity services for broadband Internet, data and Voice over Internet Protocol (VoIP) service to our TracPhone V-series customers. We also earn monthly usage fees for third-party satellite connectivity for voice, data and Internet services to our Inmarsat TracPhone customers who choose to activate their subscriptions with us. Under current DIRECTV programs, we are eligible to receive a one-time payment for each DIRECTV receiver activated for service and a new mobile account activation fee from DIRECTV for each applicable customer who activates their DIRECTV service directly through us.
Our guidance and stabilization service sales include engineering services provided under development contracts, product repairs, and extended warranty sales.
We generate sales primarily from the sale of our mobile satellite systems and services and our guidance and stabilization products and services. The following table provides, for the periods indicated, our sales by industry category:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(in thousands)
Mobile communications	$22,204	$17,885	$67,079	$52,644
Guidance and stabilization	16,618	7,736	30,490	27,959
Net sales	$38,822	$25,621	$97,569	$80,603

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
As described in our annual report on Form 10-K for the year ended December 31, 2011, our most critical accounting policies and estimates upon which our consolidated financial statements were prepared were those relating to revenue recognition, allowances for accounts receivable, inventories, income taxes and deferred income tax assets and liabilities, warranty, stock-based compensation, goodwill and intangible assets and contingencies. We have reviewed our policies and estimates and determined that these remain our most critical accounting policies and estimates for the quarter ended September 30, 2012.
Readers should refer to our annual report on Form 10-K for the year ended December 31, 2011 under “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Critical Accounting Policies and Significant Estimates” for descriptions of these policies and estimates.

Results of Operations
The following table provides, for the periods indicated, certain financial data expressed as a percentage of net sales:

	Three Months Ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
Sales:
Product	63.2%	70.2%	64.2%	75.9%
Service	36.8	29.8	35.8	24.1
Net sales	100.0	100.0	100.0	100.0
Cost and expenses:
Costs of product sales	34.3	38.0	37.9	41.9
Costs of service sales	25.8	21.4	23.2	19.1
Sales, marketing and support	16.4	21.9	17.7	20.8
Research and development	7.6	10.9	9.4	10.7
General and administrative	7.8	9.0	9.1	9.7
Total costs and expenses	91.9	101.2	97.3	102.2
Income (loss) from operations	8.1	(1.2)	2.7	(2.2)
Interest income	0.4	0.3	0.4	0.3
Interest expense	0.2	0.3	0.2	0.2
Other income, net	0.1	3.4	0.1	1.1
Income (loss) before income tax (expense) benefit	8.4	2.2	3.0	(1.0)
Income tax (expense) benefit	(3.8)	0.1	(2.0)	0.1
Net income (loss)	4.6%	2.3%	1.0%	(0.9)%

Three months ended September 30, 2012 and 2011
Net Sales
Product sales for the three months ended September 30, 2012 increased $6.5 million, or 36%, to $24.5 million for the three months ended September 30, 2012 from $18.0 million for the three months ended September 30, 2011. The increase was primarily due to an increase in sales of our guidance and stabilization products of approximately $5.9 million, or 77%. Specifically, sales of our TACNAV defense products increased $4.3 million, or 207% primarily as a result of product sales related to the previously announced Saudi Arabian National Guard contract. Also contributing to the increase in sales of our guidance and stabilization products during the three months ended September 30, 2012 was an increase in sales of our FOG products of $1.8 million, or 34%, as compared to the three months ended September 30, 2011. We expect that our TACNAV product sales will increase significantly year-over-year during the fourth quarter of 2012, primarily due to the order for the Saudi Arabian National Guard discussed above. Although we expect that TACNAV sales will continue to grow over the long term, sales on a quarter-to-quarter or year-to-year basis could continue to be very uneven. We also expect that our FOG sales will be relatively flat sequentially during the fourth quarter of 2012.
Also contributing to the increase in product sales was an increase of $0.7 million, or 6%, in sales of our mobile communications products to $11.0 million for the three months ended September 30, 2012 from $10.3 million for the three months ended September 30, 2011. The increase was primarily due to an increase in sales of our marine products of $0.8 million, or 9%, driven primarily by demand for our TracPhone V7 product as well as our new HD11 product that was released in the first quarter of 2012, and demand for our TracPhone V3 product. Partially offsetting this increase was a decrease in our land mobile products of $0.2 million, or 12%, as compared to the three months ended September 30, 2011. The decrease in our land mobile products was primarily a result of decreased sales to original equipment manufacturers in the recreational vehicle market. We remain cautious about the prospects for our leisure sales as a result of ongoing challenges in the global economy.
Mobile communications product sales originating from the Americas for the three months ended September 30, 2012 increased $0.3 million, or 5%, as compared to the three months ended September 30, 2011. Mobile communications product sales originating from our European and Asian subsidiaries for the three months ended September 30, 2012 increased $0.3 million, or 11%, as compared to the three months ended September 30, 2011.
Service sales for the three months ended September 30, 2012 increased $6.7 million, or 87%, to $14.3 million from $7.6 million for the three months ended September 30, 2011. The primary reason for the increase was a $3.4 million increase in airtime sales for our mini-VSAT Broadband service. Also contributing to the increase in service sales was a $2.7 million increase in contracted engineering services driven by construction and program management services provided in connection with the Saudi Arabian National Guard TACNAV contract. In addition, service repair services increased by approximately $0.7 million as compared to the three months ended September 30, 2011.
Costs of Sales
For the three months ended September 30, 2012, costs of product sales increased by $3.6 million, or 36%, to $13.3 million from $9.7 million for the three months ended September 30, 2011. The primary reason for the increase was the increase in sales of our TACNAV and FOG products discussed above.
Costs of service sales increased by $4.6 million, or 84%, to $10.0 million for the three months ended September 30, 2012 from $5.5 million for the three months ended September 30, 2011. The primary reason for the increase was a $2.5 million increase in engineering services cost of sales due primarily to the services provided in connection with the Saudi Arabian National Guard contract as discussed above. Also contributing to the increase was an increase of $1.7 million in airtime costs of sales for our mini-VSAT Broadband service and a $0.3 million increase in service repair cost of sales.
Gross margin from product sales for the three months ended September 30, 2012 was 46%, which was consistent with the gross margin from product sales for the three months ended September 30, 2011.

Gross margin from service sales for the three months ended September 30, 2012 increased to 30% from 28% in the year-ago period. The increase in our gross margin from service sales was primarily attributable to the increase in airtime sales for our mini-VSAT Broadband service. Gross margin for mini-VSAT Broadband service sales increased to 31% from 19% in the year-ago period. We anticipate that the gross margin percentage for mini-VSAT Broadband service for the remainder of the year will remain relatively comparable to the level of the third quarter of 2012, driven by the incremental network cost impact of our implementation of C-band coverage in June 2012 for the TracPhone V11 introduction. In 2013, we expect mini-VSAT Broadband service margins to increase primarily from increased TracPhone V11 activations and an overall increase in our customer base, but at a more modest rate than the recent year-over-year gross margin growth. Partially offsetting the increase in gross margin for the mini-VSAT Broadband service sales was a decrease in gross margin for contracted engineering services as a result of the facility construction services and project management services in Saudi Arabia, as these services had a gross margin of approximately 10%. We anticipate the gross margin percentage for contracted engineering services will continue to decrease for the next several quarters as a result of the facility and program management services portion of the Saudi Arabian National Guard TACNAV contract. The total contract value for the services portion of the Saudi Arabian National Guard TACNAV order is $14.4 million. These project management services are estimated to continue to be performed well into 2014.
Operating Expenses
Sales, marketing and support expense for the three months ended September 30, 2012 increased by $0.7 million, or 13%, to $6.4 million from $5.6 million for the three months ended September 30, 2011. The primary reason for the increase in 2012 was a $0.9 million increase in variable sales expense primarily as a result of sales relating to the Saudi Arabian National Guard TACNAV order and related facility construction that commenced in the third quarter of 2012. Also contributing to the increase in 2012 was a $0.3 million increase in bad debt expense. Partially offsetting these increases was a $0.3 million decrease in sales, marketing and support expense related to demonstration equipment, marketing literature, trade shows and dealer seminars. As a percentage of net sales, sales, marketing and support expense for the quarter ended September 30, 2012 was 16% as compared to 22% for the quarter ended September 30, 2011.
Research and development expense for the three months ended September 30, 2012 increased by $0.2 million, or 6%, to $3.0 million from $2.8 million for the three months ended September 30, 2011. The primary reason for the increase in 2012 expense was a $0.3 million increase in U.S.-based employee compensation. As a percentage of net sales, research and development expense for the quarter ended September 30, 2012 was 8% as compared to 11% for the quarter ended September 30, 2011.
General and administrative expense for the three months ended September 30, 2012 increased by $0.7 million, or 31%, from $2.3 million for the three months ended September 30, 2011 to $3.0 million for the three months ended September 30, 2012. The primary reason for the increase in 2012 expense was a $0.4 million increase in U.S.-based employee compensation. Also contributing to the increase was a $0.2 million increase in facility expenditures. As a percentage of net sales, general and administrative expense for the quarter ended September 30, 2012 was 8% as compared to 9% for the quarter ended September 30, 2011.
We expect total operating expenses will increase year-over-year on an absolute basis for the remainder of the year, but should decline as a percentage of total sales. This increase will be driven largely by costs, including contracted commissions, for the sales related to the Saudi Arabian National Guard TACNAV order.
Interest and Other Income
Interest income and other income, net for the three months ended September 30, 2012 was $0.1 million as compared to $0.9 million for the three months ended September 30, 2011. The primary reason for the decrease was a $0.8 million net benefit in other income in September 2011 resulting from reaching agreement with LiveTV regarding the termination of our original antenna development and production agreement.
Income Tax (Expense) Benefit
Income tax expense for the three months ended September 30, 2012 was $1.5 million as compared to $0.0 million for the three months ended September 30, 2011. The increase in income tax expense is primarily due to a $2.7 million increase in pre-tax income. We estimate our effective tax rate for 2012 to be 50% or higher, as a result of the tax effect of discrete events such as stock option exercise activity and restricted stock vesting.

Nine months ended September 30, 2012 and 2011
Net Sales
Product sales for the nine months ended September 30, 2012 increased by $1.5 million, or 2%, to $62.7 million from $61.2 million for the nine months ended September 30, 2011. The primary reason for the increase in 2012 was an increase of $3.6 million, or 11%, in sales of our mobile communications products to $37.3 million for the nine months ended September 30, 2012 from $33.7 million for the nine months ended September 30, 2011. The increase was primarily due to an increase in sales of our marine products of $4.4 million, or 15%, driven primarily by demand for our new HD11 product that were released in the first quarter of 2012, as well as our TracPhone V7 and TracPhone V3. Also contributing to the marine products increase was increased sales of our HD7 product. Partially offsetting this increase was a decrease in our land mobile products of $0.8 million, or 17%, as compared to the nine months ended September 30, 2011. The decrease in our land mobile products was primarily a result of decreased sales to original equipment manufacturers in the recreational vehicle market.
Partially offsetting the increase in sales of our mobile communications products was a decrease in sales of our guidance and stabilization products of $2.2 million, or 8%. Specifically, sales of our FOG products decreased by $1.8 million, or 10%.
Mobile communications product sales originating from our European and Asian subsidiaries increased $3.3 million, or 31%, from the nine months ended September 30, 2011 to the nine months ended September 30, 2012. Mobile communications product sales originating from the Americas increased $0.3 million, or 1%, from the nine months ended September 30, 2011 to the nine months ended September 30, 2012.
Service sales for the nine months ended September 30, 2012 increased $15.5 million, or 80%, to $34.9 million from $19.4 million for the nine months ended September 30, 2011. The primary reason for the increase was a $9.3 million increase in airtime sales for our mini-VSAT Broadband service. Also contributing to the increase in service sales was a $4.3 million increase in contracted engineering services driven by the Saudi Arabian order as well as a separate TACNAV-related development effort, a $1.7 million increase in service repair services, and a $0.2 million increase in Inmarsat service sales.
Costs of Sales
For the nine months ended September 30, 2012, costs of product sales increased by $3.3 million, or 10%, to $37.0 million from $33.8 million for the nine months ended September 30, 2011. The primary reason for the increase was the increase in sales of our mobile communications products discussed above.
Costs of service sales increased by $7.3 million, or 48%, to $22.7 million for the nine months ended September 30, 2012 from $15.4 million for the nine months ended September 30, 2011. The primary reason for the increase was a $3.7 million increase in airtime costs of sales for our mini-VSAT Broadband service. Also contributing to the increase was a $2.7 million increase in engineering services cost of sales due primarily to the services provided in connection with the Saudi Arabian National Guard contract as well as a $0.7 million increase in cost of service repair sales and a $0.2 million increase in cost of Inmarsat service sales.
Gross margin from product sales for the nine months ended September 30, 2012 decreased to 41% from 45% in the year-ago period. The decrease in our gross margin from product sales was primarily due to the decrease in the FOG sales discussed above, which generally have higher margins than our mobile communications products.
Gross margin from service sales for the nine months ended September 30, 2012 increased to 35% from 21% in the year-ago period. The increase in gross margin was primarily due to the increase in gross margin for mini-VSAT Broadband service sales, which increased to 31% from 12% in the year-ago period. Partially offsetting the increase in gross margin for the mini-VSAT Broadband service sales was a decrease in the gross margin for engineering services to 39% from 53% in the year-ago period primarily due to the facility construction and program management services in Saudi Arabia, as these construction services have a gross margin of approximately 10%.

Operating Expenses
Sales, marketing and support expense for the nine months ended September 30, 2012 increased by $0.4 million, or 3%, to $17.2 million from $16.8 million for the nine months ended September 30, 2011. The primary reasons for the increase in 2012 was a $0.4 million increase in variable sales expense primarily as a result of the sales related to the Saudi Arabian National Guard TACNAV order and related facility construction that commenced in the third quarter of 2012, and a $0.4 million increase in bad debt expense. Also contributing to the increase was a $0.4 million increase in sales, marketing and support expense related to our Danish and Singaporean subsidiaries, and a $0.1 million increase in trade shows. Partially offsetting these increases was a $0.3 million decrease in U.S.-based compensation for sales, marketing and support, a $0.3 million total decrease in marketing literature, cooperative advertising expense, and dealer seminars, a $0.1 million decrease in facility expenditures, and a $0.1 million decrease in Norwegian-based compensation for sales, marketing and support. As a percentage of net sales, sales, marketing and support expense decreased during the nine months ended September 30, 2012 to 18% from 21% for the nine months ended September 30, 2011.
Research and development expense for the nine months ended September 30, 2012 increased by $0.5 million, or 6%, to $9.1 million from $8.6 million for the nine months ended September 30, 2011. The primary reason for the increase in 2012 expense was a $0.4 million increase in U.S.-based employee compensation. Also contributing to the increase was a $0.2 million increase in research and development expense related to our Norwegian subsidiary. As a percentage of net sales, research and development expense decreased during the nine months ended September 30, 2012 to 9% from 11% for the nine months ended September 30, 2011.
General and administrative expense for the nine months ended September 30, 2012 increased by $1.1 million, or 14%, to $8.9 million from $7.8 million for the nine months ended September 30, 2011. The primary reason for the increase in 2012 expense was a $0.7 million increase in U.S.-based employee compensation. Also contributing to the increase was a $0.6 million increase in facility expenditures, a $0.2 million increase in equipment lease expense and software maintenance expense, and a $0.1 million increase in recruiting expense. Partially offsetting these increases was a $0.4 million decrease in legal expense. As a percentage of net sales, general and administrative expense decreased during the nine months ended September 30, 2012 to 9% from 10% for the nine months ended September 30, 2011.
Interest and Other Income
Interest and other income, net for the nine months ended September 30, 2012 was $0.2 million as compared to $0.9 million for the nine months ended September 30, 2011. The primary reason for the decrease was a $0.8 million net benefit in other income in September 2011 resulting from reaching agreement with LiveTV regarding the termination of our original antenna development and production agreement.
Income Tax (Expense) Benefit
Income tax expense for the nine months ended September 30, 2012 was $2.0 million as compared to an income tax benefit of $0.1 million for the nine months ended September 30, 2011. The increase in income tax expense is primarily due to a $3.6 million increase in pre-tax income.

Backlog
Backlog is not a meaningful indicator for predicting revenue in future periods. Commercial resellers for our mobile satellite communications products and legacy products do not carry extensive inventories and rely on us to ship products quickly. Generally due to the rapid delivery of our commercial products, our backlog for those products is not significant.
Our backlog for all products and services was approximately $48.3 million and $22.1 million on September 30, 2012 and December 31, 2011, respectively. The increase in backlog of $26.2 million from December 31, 2011 was primarily a result of the order for TACNAV products and services received in June 2012 for the Saudi Arabian National Guard.
Backlog consists of orders evidenced by written agreements and specified delivery dates for customers who are acceptable credit risks. We do not include satellite connectivity service sales in our backlog even though many of our satellite connectivity customers have signed annual service contracts providing for a fixed monthly fee. Military orders included in backlog are generally subject to cancellation for the convenience of the customer. When orders are canceled, we generally recover actual costs incurred through the date of cancellation and the costs resulting from termination. As of September 30, 2012, our backlog included approximately $12.7 million in orders that are subject to cancellation for convenience by the customer. Individual orders for guidance and stabilization products are often large and may require procurement of specialized long-lead components and allocation of manufacturing resources. The complexity of planning and executing larger orders generally requires customers to order well in advance of the required delivery date, resulting in backlog.

Liquidity and Capital Resources
We have historically funded our operations primarily from operating cash flows, net proceeds from public and private equity offerings, bank financings and proceeds received from exercises of stock options. As of September 30, 2012, we had $32.9 million in cash, cash equivalents, and marketable securities, of which $1.5 million, $0.3 million and $1.9 million in cash equivalents were held in a local currency by our foreign subsidiaries located in Denmark, Brazil and Norway, respectively. There were no marketable securities held by our foreign subsidiaries as of September 30, 2012. As of September 30, 2012, we had $60.0 million in working capital.
Net cash provided by operations was $9.4 million for the nine months ended September 30, 2012 as compared to net cash used in operations of $0.7 million for the nine months ended September 30, 2011. The increase is primarily due to a $5.6 million decrease in cash outflows as a result of decreased inventory levels as well as a $1.6 million increase in net income. Also contributing to the increase was a decrease in cash outflows of approximately $5.3 million related to accounts payable and accrued liabilities primarily as a result of accrued expenses related to the construction of the facility for the Saudi Arabian contract. In addition, we experienced a decrease in cash outflows of approximately $1.3 million related to other long-term liabilities. Partially offsetting the increase in cash inflows is an increase in cash outflows of approximately $2.6 million attributable to accounts receivable and an increase in cash outflows of approximately $2.0 million related to other long-term assets. In addition, there was a decrease in cash inflows of approximately $1.4 million related to deferred revenue.
Net cash used in investing activities was $6.0 million for the nine months ended September 30, 2012 as compared to net cash used in investing activities of $5.7 million for the nine months ended September 30, 2011. The increase in cash outflows is due to a $3.2 million increase in our net investment in marketable securities. Partially offsetting the increase in cash outflows is a decrease in capital expenditures of approximately $2.9 million.
Net cash used in financing activities was $1.6 million for the nine months ended September 30, 2012 compared to cash provided by financing activities of $4.5 million for the nine months ended September 30, 2011. The increase in cash used in financing activities is primarily due to payments of $2.0 million on our line of credit in 2012 as compared to the $6.5 million increase in borrowings under our line of credit as of September 30, 2011, which were used to finance the construction of our new manufacturing facility. Partially offsetting the increase in cash outflows was a decrease in common stock repurchases in the amount of $2.0 million.
On April 6, 2009, we entered into a mortgage loan in the amount of $4.0 million related to our headquarters facility in Middletown, Rhode Island. The loan term is 10 years, with a principal amortization of 20 years, and the interest rate will be a rate per year adjusted periodically based on a defined interest period equal to the BBA LIBOR Rate plus 2.25 percentage points. On June 9, 2011, we entered into an amendment to the mortgage loan, providing for an adjustment of the interest rate from the BBA LIBOR Rate plus 2.25 percentage points to the BBA LIBOR Rate plus 2.00 points. Land, building and improvements with an approximate carrying value of $4.4 million as of September 30, 2012 secure the mortgage loan. The monthly mortgage payment is approximately $11,100 plus interest and increases in increments of approximately $600 each year throughout the life of the mortgage. Due to the difference in the term of the loan and amortization of the principal, a balloon payment of $2.6 million is due on April 1, 2019. The loan contains one financial covenant, a Fixed Charge Coverage Ratio, which applies in the event that our consolidated cash, cash equivalents and marketable securities balance falls below $25.0 million at any time. As our consolidated cash, cash equivalents, and marketable securities balance was above $25.0 million throughout the nine months ended September 30, 2012, the Fixed Charge Coverage Ratio did not apply. Under the mortgage loan we may prepay our outstanding loan balance subject to certain early termination charges as defined in the mortgage loan agreement. If we were to default on our mortgage loan, the land, building and improvements would be used as collateral. As discussed in note 14 to the consolidated financial statements, effective April 1, 2010, in order to reduce the volatility of cash outflows that arise from changes in interest rates, we entered into two interest rate swap agreements that are intended to hedge our mortgage interest obligations by fixing the interest rates specified in the mortgage loan to 5.91% for half of the principal amount outstanding and 6.07% for the remaining half of the principal amount outstanding as of April 1, 2010 until the mortgage loan expires on April 16, 2019.

We currently have a revolving loan agreement with a bank that provides for a maximum available credit of $15.0 million and will expire on December 31, 2014. We pay interest on any outstanding amounts at a rate equal to the BBA LIBOR Daily Floating Rate plus 1.25%. The line of credit contains two financial covenants, a Liquidity Covenant, which requires us to maintain at least $20.0 million in unencumbered liquid assets, as defined in the loan agreement, and a Fixed Charge Coverage Ratio. As of September 30, 2012, we were not in default of either covenant. Subject to the terms of the agreement and so long as no event of default has occurred, until September 30, 2013, we have the option of converting up to $12.0 million of revolving loans into one or more term loans at a floating interest rate equal to LIBOR plus 1.75%. We may terminate the loan agreement prior to its full term without penalty; provided we give 30 days advance written notice to the bank. As of September 30, 2012, we had $7.0 million outstanding under the facility, the repayment of which is due no later than the maturity date of December 31, 2014. These funds were used to finance construction of our new manufacturing facility in Middletown, RI, which was completed in the first quarter of 2012.
On November 26, 2008, our Board of Directors authorized a program to repurchase up to one million shares of our common stock. The share repurchase program is funded using our existing cash, cash equivalents, marketable securities and future cash flows. As of September 30, 2012, 341,009 shares of our common stock remain available for repurchase under the program. We did not purchase any shares of our common stock in the nine months ended September 30, 2012.
It is our intent to continue to invest in the mini-VSAT Broadband network on a global basis in cooperation with ViaSat under the terms of a 10-year agreement announced in July 2008. As part of this arrangement, we agreed to acquire satellite capacity from Ku-band satellite operators. In addition, in December 31, 2011, we entered into a five-year agreement to lease C-band satellite capacity from a satellite operator, effective February 1, 2012, and we have also purchased three hubs to support this C-band service. The total cost of the five-year satellite capacity agreement, the hubs, and teleport services is approximately $12.2 million, of which approximately 22% relates to the cost of the hubs. Each satellite hub represents a substantial capital investment. As part of the future potential capacity expansion, we would plan to seek to acquire additional satellite capacity from satellite operators, expend funds to seek regulatory approvals and permits, develop product enhancements in anticipation of the expansion, and hire additional personnel. We anticipate these costs will be funded by cash, cash equivalents and marketable securities on hand, as well as cash flows from operations.
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
Our primary market risk exposure is in the area of foreign currency exchange risk. We are exposed to currency exchange rate fluctuations related to our subsidiary operations in Denmark, Norway, Brazil, Singapore and Japan. Certain transactions in these locations are made in the local currency, yet are reported in the U.S. dollar, the functional currency. For foreign currency exposures existing at September 30, 2012, a 10% unfavorable movement in the foreign exchange rates for our subsidiary locations would not expose us to material losses in earnings or cash flows.
From time to time, we purchase foreign currency forward contracts generally having durations of no more than five months. These forward contracts are intended to offset the impact of exchange rate fluctuations on cash flows of our foreign subsidiaries. Foreign exchange contracts are accounted for as cash flow hedges and are recorded on the balance sheet at fair value until executed. Changes in the fair value are recognized in earnings. We did not enter into any such contracts during the nine months ended September 30, 2012.
The primary objectives of our investment activities are to preserve principal and maintain liquidity, while at the same time maximize income. We have not entered into any instruments for trading purposes. Some of the securities that we invest in may have market risk. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities that can include United States treasuries, certificates of deposit, investment grade asset-backed corporate securities, money market mutual funds and government agency and non-government debt securities. As of September 30, 2012, a hypothetical 100 basis-point increase in interest rates would have resulted in an immaterial decrease in the fair value of our investments that had maturities of greater than one year. Due to the conservative nature of our investments and the relatively short duration of their maturities, we believe interest rate risk is substantially mitigated. As of September 30, 2012, 75% of the $24.3 million classified as available-for-sale marketable securities will mature or reset within one year. Accordingly, long-term interest rate risk is not considered material. We did not invest in any financial instruments denominated in foreign currencies as of September 30, 2012.
To the extent that we borrow against our variable-rate credit facility, we will be subject to interest rate risk, as we will pay interest on any outstanding amounts at a rate equal to the BBA LIBOR Daily Floating Rate plus 1.25%. There was $7.0 million in borrowings outstanding under this facility at September 30, 2012.
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
Under the supervision and with the participation of our CEO and CFO, our management has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this interim report. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2012.
Evaluation of Changes in Internal Control over Financial Reporting
Under the supervision and with the participation of our CEO and CFO, our management has evaluated our internal control over financial reporting during the third quarter of 2012. Based on that evaluation, our CEO and CFO did not identify any change in our internal control over financial reporting during the third quarter of 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Worldwide economic conditions have experienced a significant downturn over the last several years, including slower economic activity, tightened credit markets, inflation and deflation concerns, increased fuel prices, decreased consumer confidence, reduced corporate profits, reduced or canceled capital spending, adverse business conditions and liquidity concerns. These conditions make it difficult for businesses, governments and consumers to accurately forecast and plan future activities. Many governments are experiencing significant deficits that may cause them to curtail spending significantly or reallocate funds away from defense programs. For example, sales of our FOG products (which include some non-defense related FOG sales) declined 10% from the nine months ended September 30, 2011 to the nine months ended September 30, 2012. There can be no assurances that government responses to the disruptions in the economy will remedy these problems. As a result of these and other factors, customers could slow or suspend spending on our products and services. We may also incur increased credit losses and need to increase our allowance for doubtful accounts, which would have a negative impact on our earnings and financial condition. We cannot predict the timing, duration or ultimate impact of this downturn. We expect our business to continue to be adversely impacted by this downturn.
Net sales of many of our mobile communications products are largely generated by discretionary consumer spending, and demand for these products may demonstrate slower growth or decline as a result of continuing weak regional and global economic conditions. Consumer spending tends to decline during recessionary periods and may decline at other times. Some consumers have chosen not to purchase our mobile communications products due to a perception that they are luxury items, and this could continue. As global and regional economic conditions change, including uncertainty regarding the U.S. "fiscal cliff," overseas sovereign debt crisis, the general level of interest rates, fluctuating oil prices and demand for durable consumer products, demand for our products could continue to be materially and adversely affected.
Our results of operations could be adversely affected if unseasonably cold weather, prolonged winter conditions, disasters or similar events occur.
Our marine leisure business is highly seasonal and seasonality can also impact our commercial marine business. We historically have generated the majority of our marine leisure product revenues during the first and second quarters of each year, and these revenues typically decline in the third and fourth quarters of each year, compared to the first two quarters. Temporary suspensions of our airtime services typically increase in the third and fourth quarters of each year as boats are placed out of service during winter months. Our marine leisure business is also significantly affected by the weather. Unseasonably cool weather, prolonged winter conditions, hurricanes, such as the potential near-term impact from the hurricane that hit the U.S. east coast in October 2012, unusual amounts of rain, and natural and other disasters may decrease boating, which could reduce our revenues. Specifically, we may encounter a decrease in new airtime activations as well as an increase in the number of cancellations or temporary suspensions of our airtime service.
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
Shifts in our product sales mix toward our mobile communications products and services may reduce our overall gross margins.
Our mobile communications products and services historically have had lower product and service gross margins than our guidance and stabilization products. In 2011, we experienced a 14% year-over-year decline in sales of our guidance and stabilization products and we have experienced an 8% year-over-year decline in guidance and stabilization product sales during the first three quarters of 2012. A shift in our sales mix towards mobile communications products and services would likely cause lower gross margins in the future, especially if driven by reduced demand.
We must generate a certain level of sales of the TracPhone V3, V7 and V11 and our mini-VSAT Broadband service in order to improve our service gross margins.
As a result of our mini-VSAT Broadband network infrastructure, our cost of service sales includes certain fixed costs that do not generally vary with the volume of service sales, and we have almost no ability to reduce these fixed costs in the short term. These fixed costs will increase if we further expand our network to accommodate additional subscriber demand and/or coverage area expansion. For example, in December 31, 2011, we entered into a five-year agreement to lease additional satellite capacity, effective February 2012, as well as an agreement to purchase three additional hubs in connection with the offering of our new C-band service at a total cost of approximately $12.2 million. If sales of our TracPhone V3, V7 and V11 and the mini-VSAT Broadband service do not generate the level of revenue that we expect or decline, our service gross margins may remain below historical levels or decline. The failure to improve our mini-VSAT Broadband service gross margins would have a material adverse effect on our overall profitability.
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
In the market for marine satellite TV equipment, we compete with Intellian, Cobham SATCOM, Raymarine, NaviSystem Marine Electronic Systems Srl, and King Controls.
In the marine market for voice, fax, data and Internet communications equipment and services, we compete with Cobham SATCOM, Furuno Electric Co., Ltd., Globalstar LP, Iridium Satellite LLC, Intellian, Ship Equip and JRC. We also face competition from providers of marine satellite data services and maritime VSAT solutions, including Inmarsat/ShipEquip/Stratos, MTN/SeaMobile, Speedcast, CapRock, Schlumberger, and Vizada/Marlink.
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
Our TracPhone V3 and V7 systems offer customers a range of benefits due to their integrated design, hardware costs that are lower than existing maritime Ku-band VSAT systems, and spread spectrum technology. We currently compete against companies that offer established maritime Ku-band VSAT service using, in some cases, antennas 1-meter in diameter or larger. While we are unaware of any company offering a 14.5-inch VSAT solution comparable to our TracPhone V3, we are encountering regional competition from companies offering 24-inch VSAT systems and services. Likewise, our TracPhone V11 is approximately 85% smaller and lighter than competing C-band maritime VSAT systems, which uses antennas in excess of 2.4m in diameter to provide similar global services. We are unaware of any competitor currently offering a similar size solution for global C-band coverage, but any introduction of such a product could adversely impact our success. In addition, other companies could replicate some of the distinguishing features of our TracPhone V3, V7 or V11, which could potentially reduce the appeal of our solution, increase price competition and adversely affect sales. Moreover, consumers may choose other services such as FleetBroadband or Iridium OpenPort for their service coverage and potentially lower hardware costs despite higher service costs and slower data rates. Finally, it is possible that sales of our TracPhone V3 antennas will reduce sales of our TracPhone V7 antennas.
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
These factors can cause substantial fluctuations in sales of our TACNAV and FOG products from period to period. For example, sales of our FOG products increased $11.4 million, or 39%, from 2009 to 2010 driven largely by increased sales for commercial applications, such as surveying and optical stabilization, and a range of government and defense applications, including weapons stabilization. However, sales of our FOG products decreased $17.9 million, or 44%, from 2010 to 2011 and decreased $1.8 million, or 10%, from the nine months ending September 30, 2011 to the nine months ended September 30, 2012. TACNAV product sales have remained flat for the nine months ended September 30, 2012 from the nine months ended September 30, 2011, even though our 2012 year-to-date sales reflect shipments of a portion of the largest TACNAV order in our history. We do not currently have in backlog another TACNAV order of comparable size for 2013 or future years, which could lead to a decline in our revenues compared to 2012. The U.S. government may change defense spending priorities at any time. Moreover, government customers such as the U.S. Coast Guard and their contractors can generally cancel orders for our products for convenience or decline to exercise previously disclosed contract options. Even under firm orders with government customers, funding must often be appropriated in the budget process in order for the government to complete the contract. The cancellation of or failure to fund orders for our products could further reduce our net sales and results of operations.
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
We derive a significant portion of our guidance and stabilization revenues from a small number of customers, most of whom are contractors for the U.S. Government. For example, in the three months ended September 30, 2012, one customer accounted for approximately 19% of our total sales. The loss of business from any of these customers could substantially reduce our net sales and results of operations and could seriously harm our business. Since we are often awarded a contract as a subcontractor to a major defense supplier that is engaged in a competitive bidding process as prime contractor for a major weapons procurement program, our revenues depend significantly on the success of the prime contractors with which we align ourselves.
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
It is our intent to continue to invest in our mini-VSAT Broadband network in cooperation with ViaSat under the terms of a 10-year agreement announced in July 2008. As part of this arrangement, we agreed to acquire satellite capacity from Ku-band satellite operators. In addition, we have acquired satellite capacity and three hubs from a C-band satellite operator to support this C-band service. Each satellite hub represents a substantial capital investment. During the initial deployment period, we incurred a substantial increase in costs associated with the build out of the mini-VSAT Broadband global infrastructure and support capability and may continue to incur additional costs if we pursue expanded coverage in the future. As the network deployment progressed, KVH and ViaSat covered the operational cost per transponder access as new subscribers joined the network. Although we have made progress toward achieving acceptable gross margins, we may not reach our longer-term objectives if we do not continue to increase subscriber levels to the point necessary to cover our operational costs on an ongoing basis. We estimate that, on average, it requires at least nine months to reach the breakeven point for a discrete region, i.e., offsetting these incremental network costs, once the service is turned on for a new coverage region. However, certain regions that are essential for our global coverage may exceed this time period before being profitable or may not be profitable. In addition, should an insufficient number of subscribers activate within a region, our operations may continue below the breakeven level for a longer duration and adversely affect our operating results and cash levels.
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
Excluding the CommBox product, which we manufacture in Norway, we currently manufacture all of our mobile communications products at our manufacturing facility in Middletown, Rhode Island, and the majority of our guidance and stabilization products at our facility in Tinley Park, Illinois. Some of our production processes are complex, and we may be unable to respond rapidly to the loss of the use of either production facility. For example, our production facilities use some specialized equipment that may take time to replace if they are damaged or become unusable for any reason. In that event, shipments would be delayed, which could result in customer or dealer dissatisfaction, loss of sales and damage to our reputation. Finally, we have only a limited capability to increase our manufacturing capacity in the short term. If short-term demand for our products exceeds our manufacturing capacity, our inability to fulfill orders in a timely manner could also lead to customer or dealer dissatisfaction, loss of sales and damage to our reputation.
We depend on sole or limited source suppliers, and any disruption in supply could impair our ability to deliver our products on time or at expected cost.
We obtain many key components for our products from third-party suppliers, and in some cases we use a single or a limited number of suppliers. Any interruption in supply could impair our ability to deliver our products until we identify and qualify a new source of supply, which could take several weeks, months or longer and could increase our costs significantly. Suppliers might change or discontinue key components, which could require us to modify our product designs. For example, in the past, we have experienced changes in the chemicals used to coat our optical fiber, which changed its characteristics and thereby necessitated design modifications. In general, we do not have written long-term supply agreements with our suppliers but instead purchase components through purchase orders, which expose us to potential price increases and termination of supply without notice or recourse. It is generally not our practice to carry significant inventories of product components, and this could magnify the impact of the loss of a supplier. If we are required to use a new source of materials or components, it could also result in unexpected manufacturing difficulties and could affect product performance and reliability. In addition, from time to time, lead times for certain components can increase significantly due to imbalances in overall market supply and demand. This, in turn, could limit our ability to satisfy the demand for certain of our products on a timely basis, and could result in some customer orders being rescheduled or canceled.
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
We have previously expanded our operations to pursue existing and potential market opportunities, and we are continuing to expand our international operations. This growth placed a strain on our personnel, management, financial and other resources. Our guidance and stabilization product revenue decreased significantly during 2011 and has continued to decline in the first three quarters of 2012. Our mobile communications product revenue showed no growth between 2010 and 2011 but then increased during the first three quarters of 2012. If any portion of our business grows more rapidly than we anticipate and we fail to manage that growth properly, we may incur unnecessary expenses, and the efficiency of our operations may decline. If we are unable to adjust our operating expenses on a timely basis in response to changes in revenue cycles, our results of operations may be harmed. To manage changes in our rate of growth effectively, we must, among other things:

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
Our stock price has historically been volatile. During the period from January 1, 2011 to September 30, 2012, the trading price of our common stock ranged from $6.90 to $16.68. Many factors may cause the market price of our common stock to fluctuate, including:

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
On November 26, 2008, our Board of Directors authorized a program to repurchase up to one million shares of our common stock. The repurchase program is funded using our existing cash, cash equivalents, marketable securities, and future cash flows. Under the repurchase program, at management’s discretion, we may repurchase shares on the open market from time to time, in privately negotiated transactions or block transactions, or through an accelerated repurchase agreement. The timing of such repurchases depends on availability of shares, price, market conditions, alternative uses of capital, and applicable regulatory requirements. The program may be modified, suspended or terminated at any time without prior notice. The repurchase program has no expiration date. There were no other repurchase programs outstanding during the nine months ended September 30, 2012 and no repurchase programs expired during the period.
We did not repurchase any shares of our common stock in the nine months ended September 30, 2012.

ITEM 5.	OTHER INFORMATION

As we previously reported, Patrick J. Spratt retired as our Chief Financial Officer on October 1, 2012. Mr. Spratt has agreed to remain a part-time employee during a transition period currently expected to end on or about March 31, 2013. During the transition period, Mr. Spratt will assist with the transition of his position and perform such other tasks as we may assign. On November 6, 2012, the Compensation Committee of our Board of Directors approved revised compensation arrangements for Mr. Spratt for the transition period. Mr. Spratt's salary will be reduced to $1,715 per week (subject to adjustment if his actual work exceeds or falls below his expected hours of service), and Mr. Spratt will continue to participate in our employee benefit plans to the extent permitted by the plans. If Mr. Spratt cannot continue to participate in our health and dental plans, we will reimburse him for the costs of COBRA coverage during the transition period. During the term of his employment, Mr. Spratt's outstanding equity awards will continue to vest, and Mr. Spratt will remain eligible to participate in our management incentive plan for 2012, except that the salary amount used to calculate any payment under the incentive plan will be reduced to his actual salary paid during 2012 (after giving effect to the reduced salary in effect during his part-time employment).

ITEM 6.    EXHIBITS
Exhibits:

Exhibit No.	Description	Filed with this Form 10-Q	Incorporated by Reference
			Form	Filing Date	Exhibit No.
3.1	Amended and Restated Certificate of Incorporation, as amended		10-Q	August 6, 2010	3.1

3.2	Amended, Restated and Corrected Bylaws of KVH Industries, Inc.		8-K	July 31, 2007	3

4.1	Specimen certificate for the common stock		S-1/A	March 22, 1996	4.1

10.1	Seventh Amendment, dated September 17, 2012 by and between KVH Industries, Inc. (the “Borrower”) and Bank of America, N.A. (the “Lender”), amending the Amended and Restated Credit and Security Agreement, dated July 17, 2003, as amended		8-K	September 19, 2012	10.1

31.1	Rule 13a-14(a)/15d-14(a) certification of principal executive officer	X

31.2	Rule 13a-14(a)/15d-14(a) certification of principal financial officer	X

32.1	Section 1350 certification of principal executive officer	X

32.2	Section 1350 certification of principal financial officer

101
Interactive Data File regarding (a) our Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011, (b) our Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2012 and 2011, (c) our Consolidated Statements of Other Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2012 and 2011, (d) our Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2012 and 2011 and (e) the Notes to such Consolidated Financial Statements.
		X

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 7, 2012

KVH Industries, Inc.

By:	/s/ PETER RENDALL
Peter Rendall
(Duly Authorized Officer and Chief Financial Officer)

Exhibit Index

Exhibit No.	Description	Filed with this Form 10-Q	Incorporated by Reference
			Form	Filing Date	Exhibit No.
3.1	Amended and Restated Certificate of Incorporation, as amended		10-Q	August 6, 2010	3.1

3.2	Amended, Restated and Corrected Bylaws of KVH Industries, Inc.		8-K	July 31, 2007	3

4.1	Specimen certificate for the common stock		S-1/A	March 22, 1996	4.1

10.1	Seventh Amendment, dated September 17, 2012 by and between KVH Industries, Inc. (the “Borrower”) and Bank of America, N.A. (the “Lender”), amending the Amended and Restated Credit and Security Agreement, dated July 17, 2003, as amended		8-K	September 19, 2012	10.1

31.1	Rule 13a-14(a)/15d-14(a) certification of principal executive officer	X

31.2	Rule 13a-14(a)/15d-14(a) certification of principal financial officer	X

32.1	Section 1350 certification of principal executive officer	X

32.2	Section 1350 certification of principal financial officer	X

101
Interactive Data File regarding (a) our Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011, (b) our Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2012 and 2011, (c) our Consolidated Statements of Other Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2012 and 2011, (d) our Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2012 and 2011 and (e) the Notes to such Consolidated Financial Statements.
		X