Form 10-K
period 2012-12-31
KVH INDUSTRIES INC \DE\
filed 2013-04-02
CIK 1007587

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☐
As of June 29, 2012, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $163,717,600 based on the closing sale price of $12.50 per share as reported on the NASDAQ Global Market. Shares of common stock held by executive officers and directors of the registrant and their affiliates have been excluded from this calculation because such persons may be deemed affiliates.
As of March 28, 2013, the registrant had 15,111,370 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement relating to its 2013 Annual Meeting of Stockholders are incorporated herein by reference in Part III.

PART I

ITEM 1.	Business
Cautionary Statement Regarding Forward-Looking Information
In addition to historical facts, this annual report contains forward-looking statements. Forward-looking statements are merely our current predictions of future events. These statements are inherently uncertain, and actual events could differ materially from our predictions. Important factors that could cause actual events to vary from our predictions include those discussed in this annual report under the headings “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations”, and “Item 1A. Risk Factors.” We assume no obligation to update our forward-looking statements to reflect new information or developments. We urge readers to review carefully the risk factors described in this annual report and in the other documents that we file with the Securities and Exchange Commission. You can read these documents at www.sec.gov.
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
Introduction
We are a leading manufacturer of solutions that provide global high-speed Internet, television, and voice services via satellite to mobile users at sea, on land, and in the air. Our CommBox offers a range of tools designed to increase communication efficiency, reduce costs, and manage network operations. We are also a premier manufacturer of high-performance navigational sensors and integrated inertial systems for defense and commercial guidance and stabilization applications. Our research and development, manufacturing and quality control capabilities have enabled us to meet the demanding standards of our military, consumer and commercial customers for performance and reliability. This combination of factors has allowed us to create products offering important differentiating advantages to our customers. We are based in Middletown, Rhode Island, with offices in Illinois, Denmark, Norway, Japan and Singapore.
We sell our mobile communications products and airtime services, including the TracVision, TracPhone, and CommBox systems and mini-VSAT Broadband airtime, through an extensive international network of distributors and retailers worldwide. In 2011, we completed our initial global coverage plan for our mini-VSAT Broadband Ku-band service, which primarily supports maritime applications along with land-based mobile and aeronautical uses on a more limited basis currently. In addition, in February 2011, we introduced a new addition to our mini-VSAT Broadband-compatible antenna family, the 14.5-inch diameter TracPhone V3. In 2012, we completed the rollout of our C-band VSAT service overlay on our mini-VSAT network to complement our Ku-band service by increasing our global coverage from 70°S latitude to 75°N latitude. We also introduced a new dual-mode product, the TracPhone V11, which is able to transmit and receive both C and Ku-band signals from our mini-VSAT Broadband network. We may also pursue expanded coverage in the future to support customer, market, or capacity demands. In addition, we are pursuing opportunities to apply our mobile communications expertise to military applications that require affordable, high-bandwidth mobile connections.
Our guidance and stabilization products include precision fiber optic gyro (FOG)-based systems that help stabilize platforms, such as gun turrets, remote weapon stations, and radar units, and provide guidance for munitions, as well as tactical navigation systems for a broad range of military vehicles. We sell our guidance and stabilization products directly to United States (U.S.) and allied governments and government contractors, as well as through an international network of authorized independent sales representatives. Our fiber optic products are also used in such commercial applications as train track geometry measurement systems, industrial robotics, surveying, optical stabilization, autonomous vehicles, and undersea remotely operated submersibles. In June 2011, we introduced the DSP-1750, which we believe to be the world's smallest high performance fiber optic gyro and the first to use our new E•Core ThinFiber technology. The small size and weight of the DSP-1750 make it well suited for applications with size and weight restrictions, such as night vision and thermal imaging systems, aircraft-mounted gimbaled cameras for law enforcement and homeland security, and shipboard optical systems.
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
Our mobile satellite products are typically installed on mobile platforms and use sophisticated robotics, stabilization and control software, sensing technologies, transceiver integration, and advanced antenna designs to automatically search for, identify and point directly at the selected television and communications satellite while the vehicle, vessel, or plane is in motion. Our antennas use gyros and inclinometers to measure the pitch, roll and yaw of an antenna platform in relation to the earth. Microprocessors and our proprietary stabilization and control software use that data to compute the antenna movement necessary for the antenna's motors to point the antenna properly and maintain contact with the satellite. If an obstruction temporarily blocks the satellite signal, our products continue to track the satellite's location according to the movement of the antenna platform in order to carry out automatic, rapid reacquisition of the signal when a direct line of sight to the satellite is restored.
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
Marine. In the marine market, we offer a range of mobile satellite TV and communications products. In December 2009, we began selling the TracVision HD7, a 24-inch diameter satellite TV antenna capable of receiving signals from two DIRECTV Ka-band satellites and one DIRECTV Ku-band satellite simultaneously to offer a high-definition TV experience comparable to what a home DIRECTV HDTV subscriber would enjoy. It includes an Internet Protocol-enabled antenna control unit as well as optional antenna controls via a free TracVision application for use on an Apple iPhone. We believe that this is the first marine antenna to offer this combination of capabilities. In January 2012, we began shipping our TracVision HD11. This system uses a 1-meter antenna to receive both Ku-band and Ka-band satellite television signals without changing out hardware elements. It will work with any modern satellite television service in the world, including DIRECTV HDTV. Like the TracVision HD7, it features a customer application for the Apple iPhone or iPad to enable easy control of the system. Our marine TracVision M-series satellite TV antennas are designed with the full spectrum of vessel sizes in mind, ranging from recreational vessels as small as 20 to 25 feet to large commercial vessels. The award-winning family of marine TracVision products vary in size from a lower-profile elliptical parabolic system similar to those offered for use on recreation vehicles (RV) to the 12.5-inch TracVision M1, 14.5-inch TracVision M3, 18-inch TracVision M5, 24-inch TracVision M7, and 32-inch diameter TracVision M9, each of which employs a high-efficiency circular antenna. These products are compatible with Ku-band HDTV programming as well as high-powered regional satellite TV services around the globe, based on available signal strength and antenna size requirements.
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
The high bandwidth offered by the Ku-band satellites also permits faster data rates than those supported by Inmarsat's L-band satellites. TracPhone V7 subscribers may select service packages with Internet data connections offering ship-to-shore satellite data rates as fast as 1 Mbps, or megabits per second, and shore-to-ship satellite data rates as fast as 2 Mbps. The TracPhone V3, due to its smaller dish diameter, offers ship-to-shore data rates as fast as 128 kilobits per second, or Kbps, and shore-to-ship satellite data rates as fast as 2 Mbps. In addition, subscriptions include Voice over Internet Protocol (VoIP) telephone services optimized for use over satellite connections. The TracPhone V7 can support two or more simultaneous calls while the TracPhone V3 can support one call at a time.

We currently offer our Ku-band mini-VSAT Broadband service in the Americas, Europe, the Middle East, Africa, Asia-Pacific, and Australian and New Zealand waters. We believe that our mini-VSAT Broadband service represents the only global multi-megabit commercial satellite communications network for vessels and airplanes.
In 2012, we completed the rollout of a major upgrade to the mini-VSAT Broadband network, adding three global C-band transponders to deliver a fully global overlay to the Ku-band service. The dual-mode TracPhone V11 antenna seamlessly tracks both C- and Ku-band satellites, making it the only 1-meter maritime VSAT antenna to deliver seamless, fully global coverage outside of the far polar regions.  Service for the combined C/Ku band network is sold on both traditional fixed-rate plans, where they are priced incrementally higher than the Ku-band only service,  and the new unrestricted plans for the same price as the Ku-band service. Unrestricted plans are sold in “buckets,” whereby we provide between 5 and 40 gigabytes of data per month for a fixed price, with the ability to add data for a small incremental charge. The new plans are called “unrestricted” because they allow customers to stream audio or video content to or from their vessels or use popular VoIP services like Skype™, protocols often blocked on other VSAT plans due to the large amount of bandwidth they consume.
We are actively engaged in sales efforts for the TracPhone V3, V7, and V11 and mini-VSAT Broadband service to government agencies for maritime, military, and emergency responder use. In September 2010, the U.S. Coast Guard awarded us a 10-year, up to $42 million contract to supply TracPhone V7 systems and mini-VSAT Broadband airtime to as many as 216 U.S. Coast Guard cutters. We are also taking steps to expand our ability to support the commercial maritime market. In March 2011, we signed a contract to provide TracPhone V7 and mini-VSAT Broadband service to Vroon B.V. and its fleet of more than 125 commercial vessels. In March 2012, V.Ships, the world's largest independent ship manager serving a fleet of over 1,000 vessels, selected our mini-VSAT Broadband service as its preferred satellite communications solution. In June 2012, Tokyo-based shipping and logistics company, Nippon Yusen Kaisha (NYK Line), selected our TracPhone V7 and mini-VSAT Broadband service for over 100 vessels.
Our unified C/Ku-band Broadband service enables us to offer commercial, leisure and government customers an integrated hardware and service solution for mobile communications and seamless region-to-region roaming. It is our long-term plan to continue to invest in and enhance the mini-VSAT Broadband network in cooperation with ViaSat under the terms of a 10-year agreement announced in July 2008. In February 2011, we completed a major capacity increase which doubled our network capacity in the Asian, African and the West Indian Ocean regions, including waters off the coasts of Australia and New Zealand. As part of the network expansion to support regions with growing numbers of customers, we plan to continue to acquire, as needed, satellite capacity from commercial satellite operators and to purchase regional satellite hubs from ViaSat. These hubs use ViaSat's ArcLight spread spectrum mobile broadband technology and are operated by ViaSat on our behalf. Over the course of the 10-year agreement, we and ViaSat also expect to implement future enhancements to the mini-VSAT Broadband spread spectrum maritime services and related products. In August 2011, we, along with Viasat, rolled out enhancements to the global spread spectrum network that doubled the maximum uplink speeds and offered significant improvements in the network reliability. In addition, we announced new adaptive return link technology, which enables KVH TracPhone V3 and V7 systems to adjust system operations automatically to suit changing conditions. Under the terms of our revenue sharing arrangement with ViaSat, these types of expansions position us to earn revenue not only from the maritime and land-based use of the mini-VSAT Broadband service but also from aeronautical applications that roam throughout our network.

The mini-VSAT Broadband network is an end-to-end solution for offshore connectivity. We design and manufacture the onboard TracPhone terminals and antennas, own the hub equipment installed in leased earth stations, lease the satellite capacity, manage the network, and provide 24/7/365 after-sale support. Using spread-spectrum modem technology from ViaSat, we can offer terminals with antennas that are 85% smaller than competing maritime VSAT solutions. Because we manufacture the onboard hardware, we can integrate the full rack of discrete below decks equipment typically used on traditional VSAT systems into a single, streamlined unit that is significantly easier to deploy than competing VSAT solutions.

Our mini-VSAT Broadband network currently uses a combination of 14 Ku-band transponders to provide coverage throughout the northern hemisphere and all of the major continents in the southern hemisphere. This Ku-band capacity can be accessed by any of our TracPhone V-series antennas, and provides the exclusive source of service for the TracPhone V3, V7, and V7-IP. The compact TracPhone V3, with its 15.5" antenna and affordable rate plans (starting at only $49 per month for 50MB of service), is designed for smaller vessels or those with seasonal data needs. The enterprise-grade TracPhone V7-IP offers a range of airtime service plans, including low-priced metered plans, traditional speed-based, fixed-rate plans, and the company's new unrestricted rate plans. In addition to our TracPhone V3, V7 and V11 and mini-VSAT Broadband service, we also offer a family of Inmarsat-compatible TracPhone products that provide in-motion access to global satellite communications. These products rely on services offered by Inmarsat, a satellite service provider that supports links for phone, fax and data communications as fast as 432 Kbps. The TracPhone FB150, FB250, and FB500 antennas use the Inmarsat FleetBroadband service to offer voice as well as high-speed Internet service. The TracPhone FB150, FB250, and FB500 are manufactured by Thrane & Thrane A/S of Denmark and distributed on an OEM basis by us in North America under the KVH

TracPhone brand and distributed in other markets on a non-exclusive basis. Unlike mini-VSAT Broadband, where we control and sell the airtime, we purchase Inmarsat airtime from a distributor and resell it to our customers.
In September 2010, we acquired Virtek Communication, a Norwegian firm that developed CommBox, a ship-to-shore network management product. CommBox, which comprises shipboard hardware, a KVH-hosted or privately owned shore-based hub, and a suite of software applications, offers a range of tools designed to increase communication efficiency, reduce costs, and manage network operations. Key functions include web and data compression and optimization to increase network capacity; remote PC management for customer IT departments; integrated e-mail, web compression, firewalls, and security; least-cost routing; and bandwidth management on multiple communication carriers. CommBox is now offered as an option for the TracPhone V3, V7 and V11 and with our Inmarsat-compatible TracPhone and Iridium OpenPort systems. CommBox sales include both the shipboard hardware and optional private shore-based hub, subscriptions to the selected software applications, and monthly system maintenance fees.
We offer Iridium OpenPort hardware and service to be used in conjunction with our mini-VSAT service. Iridium OpenPort service provides data rates up to 128Kpbs and covers the entire world, including the polar regions. We offer the Iridium hardware and service along with our own mini-VSAT solution and our CommBox, which will switch over to the Iridium service if the mini-VSAT service is not available. Our customers might choose to add the Iridium service to expand the geographic coverage of the system, or as a backup service.
Land. We design, manufacture, and sell a range of TracVision satellite TV antenna systems for use on a broad array of vehicles, including recreational vehicles, trucks, conversion vans, and automobiles.
In the RV/truck market, we offer a line-up of our TracVision satellite TV products, including products intended for both stationary and in-motion use. Our TracVision R1 was introduced in 2011, delivering DIRECTV or DISH network service through a small 12.5” diameter dome. The TracVision A7 uses hybrid phased-array antenna technology to provide in-motion reception of satellite TV programming in the continental United States using the DIRECTV service. Our TracVision A7 product includes a mobile satellite television antenna and an integrated 12V mobile DIRECTV receiver/controller designed specifically for the mobile environment by KVH and DIRECTV. The TracVision A7 stands approximately five inches high and mounts either to a vehicle's roof rack or directly to the vehicle's roof, making it practical for use aboard minivans, SUVs and other passenger vehicles. The TracVision A7 is also popular for tall motor coaches and buses. Automotive customers subscribe to DIRECTV's TOTAL CHOICE MOBILE satellite TV programming package, which is specifically promoted for automotive applications. Local channels and network programming are also available as an option for TracVision A7 users as a result of the system's integrated GPS and mobile receiver. At this time, we are the only company authorized by DIRECTV to sell, promote, and activate mobile users for the TOTAL CHOICE MOBILE programming package.
Aeronautical Applications. We designed, developed, and manufactured DIRECTV-compatible satellite TV antennas for use on narrowbody commercial aircraft, such as Boeing's 737 and the Airbus A320, operating in the United States.
We currently have an agreement with LiveTV that began in September 2011 covering maintenance of existing satellite antennas as well as pricing terms for potential purchases of new antennas.
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
Our TG-6000 Inertial Measurement Unit (IMU) is a guidance system that provides precise measurement of motion and acceleration in three dimensions. It uses a three-axis configuration of our high-performance DSP-based (digital signal processing) fiber optic gyros integrated with three accelerometers. We believe that this configuration provides outstanding performance, high reliability, low maintenance and easy system integration. The TG-6000 IMU is a component in the U.S.

Navy's MK54 lightweight torpedo and is suitable for use in other applications that involve flight control, orientation, instrumentation and navigation, such as unmanned aerial vehicles. In June 2010, we introduced the CG-5100, our first commercial-grade inertial measurement unit. The CG-5100 is focused on a wide range of applications such as 3D augmented reality, mobile mapping, platform navigation and GPS augmentation for unmanned vehicle programs, precise mapping and imagery.
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
In June 2011, we introduced the DSP-1750, which we believe to be the world's smallest high performance fiber optic gyro and the first to use our new E•Core ThinFiber® technology. This new thin fiber, which is created at our Tinley Park, Illinois manufacturing facility, is only 170 microns in diameter, enabling longer lengths of fiber to be wound into smaller housings. Since the length of the fiber used in a fiber optic gyro directly relates to gyro accuracy and performance, the new technology enables us to produce smaller and more accurate gyros. The new DSP-1750 is five times faster and has angle random walk (ARW) ten times better than our first small gyro, the DSP-1500, which has been replaced with the new design. The small size and weight of the DSP-1750 make it well suited for applications with size and weight restrictions, such as night vision and thermal imaging systems, aircraft-mounted gimbaled cameras for law enforcement and homeland security, and shipboard optical systems.
Our open-loop DSP-1750, DSP-3000 series, and DSP-4000 fiber optic gyros provide precision measurement of the rate and angle of a platform's turning motion typically for significantly less cost than competing closed-loop gyros. These DSP-based products deliver performance superior to analog signal processing devices, which experience greater temperature-sensitive drift and rotation errors. Applications for these products include inertial measurement units, integrated navigation systems, attitude/heading/reference systems, and stabilization of antenna, radar and optical equipment.
The DSP-3000 series is slightly larger than a deck of playing cards and offers a variety of interface options to support a range of applications. High-performance 2-axis and 3-axis configurations can be realized by integrating multiple DSP-3000 units. Currently, the DSP-3000 series is used in an array of pointing and stabilization applications, including the U.S. Army's Common Remotely Operated Weapon Station (CROWS) to provide the image and gun stabilization necessary to ensure that the weapon remains aimed at its target. We estimate that more than 20 companies have developed or are developing stabilized remote weapons stations that we believe will require similar fiber optic gyro stabilization capabilities. Our fiber optic products are also used in commercial and industrial applications, such as train location control and track geometry measurement systems, robotics, precision surveying, augmented reality systems, optical stabilization, autonomous vehicles, and undersea remotely operated submersibles. The larger, militarized DSP-4000 is designed for use in high-shock and highly dynamic environments, such as gun turret stabilization.
In June 2012, we introduced the Series 1750 IMU, an advanced 6-degrees-of-freedom sensor designed to integrate easily into the most demanding stabilization, pointing, and navigation applications, enhancing performance at a lower cost than competing systems. The Series 1750 IMU marries the groundbreaking E•Core ThinFiber technology of our DSP-1750 with very low noise, solid state MEMS accelerometers to create a commercial-off-the-shelf IMU. The Series 1750 IMU offers exceptional precision in a very small form factor, making it suitable for applications where space is limited, such as unmanned and autonomous systems.
Tactical Navigation. Our TACNAV tactical navigation product line employs digital compass sensors and KVH fiber optic gyros to offer vehicle-based navigation and pointing systems with a range of capabilities, including GPS backup and enhancement, vehicle position, hull azimuth and navigation displays. Because our digital compass products measure the earth's magnetic field rather than detect satellite signals from the GPS, they are not susceptible to GPS jamming devices.
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
Our navigation systems function as standalone tools and also aggregate, integrate and communicate critical information from a variety of on-board systems. TACNAV can receive data from systems such as the vehicle's odometer, military and commercial GPS devices, laser rangefinders, turret angle indicators and laser warning systems. TACNAV can also output this data to an on-board computer for retransmission through the vehicle's communications systems to a digital battlefield management application.
Our TACNAV digital compass products have been sold for use aboard U.S. Army, Marine Corps, and Navy vehicles as well as to many allied countries, including Australia, the United Kingdom, Canada, Germany, Italy, New Zealand, Saudi Arabia, Spain, Sweden, Taiwan, Malaysia and Switzerland. We believe that we are among the leading manufacturers of such systems. Our standard TACNAV products can be customized to our customers' specifications. At customer request, we offer training and other services on a time-and-materials basis.
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
TracVision-satellite television systems for vessels and vehicles
TracPhone-two-way satellite communications systems
mini-VSAT Broadband-broadband mobile satellite communications network
CommBox-network management hardware and software for maritime communications
Azimuth-digital compass for powerboats
Sailcomp-digital compass for sailboats
TACNAV-tactical navigation systems for military vehicles
Our fiber optic gyros and digital compass sensors use an alphanumeric model numbering sequence such as C-100, DSP-1750 IMU, DSP-3000, DSP-4000, CNS-5000, CG-5100, and TG-6000 IMU.
We sell our mobile satellite communications products through an international network of independent retailers, chain stores and distributors, as well as to manufacturers of vessels and vehicles.
Our European headquarters, which is located in Denmark, coordinates our sales, marketing and support efforts for our mobile satellite communications products in Europe, the Middle East, and Africa. Asian (excluding Japanese) and Australia/New Zealand sales are managed through our office located in Singapore. Japanese sales are managed through our office in Japan. All international offices are managed under the oversight of our North American sales and marketing office. Standalone CommBox sales are managed by our Norwegian subsidiary in cooperation with members of our satellite sales teams in all offices worldwide. See note 12 of the notes to our consolidated financial statements for information regarding our geographic segments.
We sell our guidance and stabilization products directly to U.S. and allied governments and government contractors, as well as through an international network of authorized independent sales representatives. This same network also sells our fiber optic products to commercial/industrial entities.
In 2012, the U.S. Army Program Office - Saudi Arabian National Guard (SANG) represented 11% of our total sales.
Backlog
Backlog is not a meaningful indicator for predicting revenue in future periods. Commercial resellers for our mobile satellite communications products and legacy products do not carry extensive inventories and rely on us to ship products quickly. Generally due to the rapid delivery of our commercial products, our backlog for those products is not significant.

Our backlog for all products and services was approximately $35.0 million, $22.1 million, and $20.8 million on December 31, 2012, 2011 and 2010, respectively. As of December 31, 2012, our backlog was scheduled for fulfillment in 2013, except for $3.0 million scheduled for fulfillment in 2014. The increase in backlog of $12.9 million from December 31, 2011 to December 31, 2012 was primarily a result of the order for TACNAV products and services received in June 2012 for SANG. This increase was partially offset by decreased orders for fiber optic gyros. The increase in backlog of $1.3 million from December 31, 2010 to December 31, 2011 was primarily a result of increased orders for fiber optic gyros, a three-year agreement with LiveTV covering maintenance of existing satellite television antennas that began in September 2011, as well as an increase in orders of our mobile satellite communications products.
Backlog consists of orders evidenced by written agreements and specified delivery dates for customers who are acceptable credit risks. We do not include satellite connectivity service sales in our backlog even though many of our satellite connectivity customers have signed annual service contracts providing for a fixed monthly fee. Military orders included in backlog are generally subject to cancellation for the convenience of the customer. When orders are cancelled, we generally recover actual costs incurred through the date of cancellation and the costs resulting from termination. As of December 31, 2012, our backlog included approximately $9.3 million in orders that are subject to cancellation for convenience by the customer. Individual orders for guidance and stabilization products are often large and may require procurement of specialized long-lead components and allocation of manufacturing resources. The complexity of planning and executing larger orders generally requires customers to order well in advance of the required delivery date, resulting in backlog.
Intellectual Property
Our ability to compete effectively depends to a significant extent on our ability to protect our proprietary information. We rely primarily on patents and trade secret laws, confidentiality procedures and licensing arrangements to protect our intellectual property rights. We own approximately 33 U.S. and foreign patents and have additional patent applications that are currently pending. We also register our trademarks in the United States and other key markets where we do business. Our patents will expire at various dates between March 2013 and May 2031. We enter into confidentiality agreements with our consultants, key employees and sales representatives, and maintain controls over access to and distribution of our technology, software and other proprietary information. The steps we have taken to protect our technology may be inadequate to prevent others from using what we regard as our technology to compete with us.
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

In the markets for mobile satellite communications technology, the principal competitive factors are product size, features, design, performance, reliability and price.
In the guidance and stabilization markets, we compete primarily with Honeywell International Inc., Kearfott Guidance & Navigation Corporation, Northrop Grumman Corporation, Goodrich Aerospace, IAI, Fizoptica, SAGEM and Systron Donner Inertial. We believe the principal competitive factors in these markets are performance, size, reliability, durability and price.
Research and Development
Focused investments in research and development are critical to our future growth and competitive position in the marketplace. Our research and development efforts are directly related to timely development of new and enhanced products that are central to our core business strategy. The industries in which we compete are subject to rapid technological developments, evolving industry standards, changes in customer requirements, and new product introductions and enhancements. As a result, our success depends in part upon our ability, on a cost-effective and timely basis, to continue to enhance our existing products and to develop and introduce new products that improve performance and meet customers' operational and cost requirements. Our current research and development efforts include projects to achieve additional cost reductions in our products and the development of new products for our existing marine and land mobile communications markets, and navigation, guidance and stabilization application markets. For example:

•	in June 2012, we launched our new Series 1750 IMU at trade shows in Europe and the U.S. offering high performance in an ultra compact form factor;

•
in August 2012, we introduced a new addition to our mini-VSAT Broadband-compatible antenna family, the TracPhone V7-IP, our new onboard terminal with a 3-axis antenna system and integrated below-decks unit incorporating CommBox Ship/Shore Network Manager; and

•	in September 2012, we introduced the new dual-band TracPhone V11 for mini-VSAT Broadband Global C/Ku-band service.
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
We are also subject to the laws and regulations of the U.S. and foreign jurisdictions in which we offer and sell our satellite communication products and services, including those of the European Union, Brazil, Norway, Singapore and Japan. These laws and regulations, as well as the interpretation and application of these laws and regulations, are subject to change and any such change may affect our ability to offer and sell existing and planned satellite communications products and services.
Employees
On December 31, 2012, we employed 355 full-time employees. We also employ temporary or contract personnel, when necessary, to provide short-term and/or specialized support for production and other functional projects.
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
Worldwide economic conditions have experienced a significant downturn over the last several years, including slower economic activity, tightened credit markets, inflation and deflation concerns, increased fuel prices, decreased consumer confidence, reduced corporate profits, reduced or canceled capital spending, adverse business conditions and liquidity concerns. These conditions make it difficult for businesses, governments and consumers to accurately forecast and plan future activities. Many governments are experiencing significant deficits that may cause them to curtail spending significantly or reallocate funds away from defense programs. There can be no assurances that government responses to the disruptions in the economy will remedy these problems. As a result of these and other factors, customers could slow or suspend spending on our products and services. We may also incur increased credit losses and need to increase our allowance for doubtful accounts, which would have a negative impact on our earnings and financial condition. For example, our allowance for doubtful accounts increased from approximately $0.6 million at December 31, 2011 to approximately $0.9 million at December 31, 2012.
    We cannot predict the timing, duration or ultimate impact of this downturn. We expect our business to continue to be adversely impacted by this downturn.
Net sales of many of our mobile communications products are largely generated by discretionary consumer spending, and demand for these products may demonstrate slower growth or decline as a result of continuing weak regional and global economic conditions. For example, sales of our land mobile products decreased 20% from 2011 to 2012. Consumer spending tends to decline during recessionary periods and may decline at other times. Some consumers have chosen not to purchase our mobile communications products due to a perception that they are luxury items, and this could continue. As global and regional economic conditions change, including uncertainty regarding federal budgetary pressures, overseas sovereign debt crisis, the general level of interest rates, fluctuating oil prices and demand for durable consumer products, demand for our products could continue to be materially and adversely affected.
Our financial performance is impacted by U.S. government contracts, which are subject to uncertain levels of funding and termination.
    We sell a substantial portion of our fiber optic gyro systems and tactical navigation products to the U.S. government, either directly or as a subcontractor to other contractors. The termination of these U.S. government contracts, whether due to lack of funding, for convenience, or otherwise, or the occurrence of delays, could negatively impact our results of operations and financial condition.
The funding of U.S. government programs is subject to congressional appropriations. Congress generally appropriates funds on a fiscal year basis even though a program may extend over several fiscal years. Consequently, programs are often only partially funded initially and additional funds are committed only as Congress makes further appropriations. If appropriations for any program in which we participate become unavailable, or are reduced or delayed, our contract or subcontract under such program may be terminated or adjusted by the government, which could have a negative impact on our future sales under such contract or subcontract. When a formal appropriation bill has not been signed into law before the end of the U.S. government's fiscal year, which has become more frequent in recent years, Congress may pass a continuing resolution that authorizes agencies of the U.S. government to continue to operate, generally at the same funding levels from the prior year, but that typically does not authorize new spending initiatives, during this period. Appropriations can also be impacted by other budgetary considerations, such as failure to increase the statutory debt ceiling of the U.S. government. During such periods (or until the regular appropriation bills are passed), delays can occur in procurement of products and services due to lack of funding, and these delays can affect our results of operations during the period of delay.
Appropriations can also be affected by legislation that addresses larger budgetary issues of the U.S. government. Examples include the Budget Control Act of 2011 and its sequestration provisions which were intended to significantly reduce appropriations below forecasted levels for most federal agencies, including the U.S. Department of Defense, in order to encourage passage of a compromise appropriations bill, as well as legislation that limits the debt ceiling for the U.S. government.
In addition, U.S. government contracts generally also permit the government to terminate the contract, in whole or in part, without prior notice, at the government's convenience or for default based on performance. If one of our contracts is terminated for convenience, we would generally be entitled to payments for our allowable costs and would receive some allowance for profit on the work performed. If one of our contracts is terminated for default, we would generally be entitled to payments for our work that has been accepted by the government. A termination arising out of our default could expose us to liability and adversely affect our ability to obtain future contracts and orders. Furthermore, on contracts for which we are a subcontractor and not the prime contractor, the U.S. government could terminate the prime contract for convenience or otherwise, irrespective of our performance as a subcontractor.
Our results of operations could be adversely affected if unseasonably cold weather, prolonged winter conditions, disasters or similar events occur.
Our marine leisure business is highly seasonal and seasonality can also impact our commercial marine business. Historically, we have generated the majority of our marine leisure product revenues during the first and second quarters of each year, and these revenues typically decline in the third and fourth quarters of each year, compared to the first two quarters. Temporary suspensions of our airtime services typically increase in the third and fourth quarters of each year as boats are placed out of service during winter months. Our marine leisure business is also significantly affected by the weather. Unseasonably cool weather, prolonged winter conditions, hurricanes, unusual amounts of rain, and natural and other disasters may decrease boating, which could reduce our revenues. Specifically, we may encounter a decrease in new airtime activations as well as an increase in the number of cancellations or temporary suspensions of our airtime service.
We expect that we could derive an increasing portion of our revenues from commercial leases of mobile communications equipment, rather than sales, which could increase our credit and collection risk.
We are actively seeking to increase revenues from the commercial markets for our mini-VSAT Broadband service, particularly shipping companies and other companies that deploy a fleet of vessels. In marketing this service, we offer leasing arrangements for the TracPhone antennas to both commercial and leisure customers. If commercial leases become increasingly popular with our customers, we could face increased risks of default under those leases. Defaults could increase our costs of collection (including costs of retrieving leased equipment) and reduce the amount we collect from customers, which could harm our results of operations. Moreover, fleet sales are likely to be less common than, and perhaps substantially larger than, our typical orders, which could lead to increased variability in our quarterly revenues.
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
Our mobile communications products and services historically have had lower product and service gross margins than our guidance and stabilization products. For example in 2012, we experienced a 10% year-over-year increase in sales of our mobile communications products versus a 3% year-over-year increase in sales of our guidance and stabilization products. A continued shift in our sales mix towards mobile communications products and services would likely cause lower gross margins in the future, especially if driven by reduced demand.
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
In the marine market for voice, fax, data and Internet communications equipment and services, we compete with Inmarsat, Cobham SATCOM, Furuno Electric Co., Ltd., Globalstar LP, Iridium Satellite LLC, Intellian, and JRC. We also face competition from providers of marine satellite data services and maritime VSAT solutions, including Inmarsat, MTN/SeaMobile, Speedcast, CapRock, Schlumberger, and Astrium.
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
Our TracPhone V3 and V7 systems offer customers a range of benefits due to their integrated design, hardware costs that are lower than existing maritime Ku-band VSAT systems, and spread spectrum technology. We currently compete against companies that offer established maritime Ku-band VSAT service using, in some cases, antennas 1-meter in diameter or larger. While we are unaware of any company offering a 14.5-inch VSAT solution comparable to our TracPhone V3, we are encountering regional competition from companies offering 24-inch VSAT systems and services, which are comparable in size to our TracPhone V7. Likewise, our TracPhone V11 is approximately 85% smaller and lighter than competing C-band maritime VSAT systems, which uses antennas in excess of 2.4m in diameter to provide similar global services. We are unaware of any competitor currently offering a similar size solution for global C-band coverage, but any introduction of such a product could adversely impact our success. In addition, other companies could replicate some of the distinguishing features of our TracPhone V3, V7 or V11, which could potentially reduce the appeal of our solution, increase price competition and adversely affect sales. Moreover, consumers may choose other services such as FleetBroadband or Iridium OpenPort for their service coverage and potentially lower hardware costs despite higher service costs and slower data rates. Finally, it is possible that sales of our TracPhone V3 antennas will reduce sales of our TracPhone V7 antennas.
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
We sell our fiber optic gyro systems and tactical navigation products to U.S. and foreign military and government customers, either directly or as a subcontractor to other contractors. These customers often use a competitive bidding process and have unique purchasing and delivery requirements, which often makes the timing of sales to these customers unpredictable. Factors that affect their purchasing and delivery decisions include:

•	increasing budgetary pressures, that may reduce or delay funding for military programs;

•	changes in modernization plans for military equipment;

•	changes in tactical navigation requirements;

•	global conflicts impacting troop deployment, including troop withdrawals from the Middle East;

•	priorities for current battlefield operations;

•	new military and operational doctrines that affect military equipment needs;

•	sales cycles that are long and difficult to predict;

•	shifting response time and/or delays in the approval process associated with the export licenses we must obtain prior to the international shipment of certain of our military products;

•	delays in military procurement schedules; and

•	delays in the testing and acceptance of our products, including delays resulting from changes in customer specifications.

These factors can cause substantial fluctuations in sales of our TACNAV and FOG products from period to period. For example, sales of our FOG products decreased $17.9 million, or 44%, from 2010 to 2011 and increased $0.7 million, or 3%, from 2011 to 2012. TACNAV product sales, which for 2012 include shipments of a portion of the largest TACNAV order in our history, have increased $1.0 million, or 5% from 2011 to 2012. We do not currently have in backlog another TACNAV order of comparable size for 2013 or future years, and as a result we expect that our TACNAV revenues will decline in 2013 from 2012. The U.S. government may change defense spending priorities at any time. Moreover, government customers such as the U.S. Coast Guard and their contractors can generally cancel orders for our products for convenience or decline to exercise previously disclosed contract options. Even under firm orders with government customers, funding must often be appropriated in the budget process in order for the government to complete the contract. The cancellation of or failure to fund orders for our products could further reduce our net sales and results of operations.
Sales of our fiber optic gyro systems and TACNAV products generally consist of a few large orders, and the delay or cancellation of a single order could substantially reduce our net sales.
KVH products sold to customers in the defense industry are purchased through orders that can generally range in size from several hundred thousand dollars to more than one million dollars. For example, we received orders for TACNAV products and services of $7.2 million, $35.6 million and $2.8 million in January 2013, June 2012 and June 2012, respectively, and we received orders for fiber optic gyro products of $2.5 million and $7.6 million in December 2011. Orders of this size are often unpredictable and difficult to replicate. As a result, the delay or cancellation of a single order could materially reduce our net sales and results of operations. We periodically experience repeated and unanticipated delays in defense orders, which make our revenues and operating results less predictable. Because our guidance and stabilization products typically have relatively higher product gross margins than our mobile communications products, the loss of an order for guidance and stabilization products could have a disproportionately adverse effect on our results of operations.
Only a few customers account for a substantial portion of our guidance and stabilization revenues, and the loss of any of these customers could substantially reduce our net sales.
We derive a significant portion of our guidance and stabilization revenues from a small number of customers, many of whom are contractors for the U.S. government. For example, in the year ended December 31, 2012, one customer accounted for approximately 11% of our total sales. The loss of business from any of these customers could substantially reduce our net sales and results of operations and could seriously harm our business. Since we are often awarded a contract as a subcontractor to a major defense supplier that is engaged in a competitive bidding process as prime contractor for a major weapons procurement program, our revenues depend significantly on the success of the prime contractors with which we align ourselves.
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
SES, Eutelsat, Sky Perfect-JSAT, GE Satellite, Telesat, EchoStar, Intelsat and Star One currently provide the satellite capacity to support the mini-VSAT Broadband service and our TracPhone V3, V7 and V11. Intelsat also currently provides our C-Band satellite coverage. In addition, we have agreements with various teleports and Internet service providers around the globe to support the mini-VSAT Broadband service. We rely on Inmarsat for satellite communications services for our mini-M, Fleet and FleetBroadband compatible TracPhone products.
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
Although we have historically manufactured and sourced raw materials for the majority of our products domestically, in order for us to compete with lower priced competitive products while also improving our profitability, we have found it desirable to source raw materials and manufactured components and assemblies from Europe, Asia and South America. Our increased reliance on foreign manufacturing and/or raw material supply has lengthened our supply chain and increased the risk that a disruption in that supply chain could have a material adverse effect on our operations and financial performance.
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
We have previously expanded our operations to pursue existing and potential market opportunities, and we are continuing to expand our international operations. For example, we recently opened a new sales office in Japan to service local customers. This growth placed a strain on our personnel, management, financial and other resources. Our guidance and stabilization product revenue decreased significantly during 2011 and then increased slightly from 2011 to 2012. Our mobile communications product revenue showed no growth between 2010 and 2011 but then increased from 2011 to 2012. If any portion of our business grows more rapidly than we anticipate and we fail to manage that growth properly, we may incur unnecessary expenses, and the efficiency of our operations may decline. If we are unable to adjust our operating expenses on a timely basis in response to changes in revenue cycles, our results of operations may be harmed. To manage changes in our rate of growth effectively, we must, among other things:

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

We identified a material weakness in our internal control over financial reporting as of December 31, 2012, and the occurrence of this or any other material weakness could have a material adverse effect on our ability to report accurate financial information in a timely manner.
Our management recently concluded that, as described under the heading “Item 9A. Controls and Procedures,” we had a material weakness as of December 31, 2012 and therefore did not maintain effective internal control over financial reporting or effective disclosure controls and procedures, both of which are requirements of the Securities Exchange Act of 1934, as of that date. The material weakness related to our failure to detect misappropriation of funds by an employee whose employment has been terminated. Although we concluded that the amount misappropriated was not material to our financial statements, it is possible that the internal controls in place on that date would not have detected a larger misappropriation that would have been material to our financial statements. In any event, the existence of the material weakness prevented us from filing this annual report on Form 10-K on or before its due date. We have implemented additional controls, and are taking additional steps, to remediate the material weakness. However, the remedial measures we have taken may not be adequate to prevent future misappropriation or avoid other control deficiencies or material weaknesses. The effectiveness of our internal control over financial reporting is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the soundness of our systems, the possibility of human error, and the risk of fraud. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and the risk that the degree of compliance with policies or procedures may deteriorate over time. Because of these limitations, there can be no assurance that any system of or internal control over financial reporting will be successful in preventing all errors or fraud or in making all material information known in a timely manner to the appropriate levels of management. As a result, it is possible that our financial statements will not comply with generally accepted accounting principles, will contain a material misstatement or will not be available on a timely basis, any of which could cause investors to lose confidence in us and lead to, among other things, unanticipated legal, accounting and other expenses, delays in filing required financial disclosures, enforcement actions by government authorities, fines, penalties, the delisting of our common stock and liabilities arising from stockholder litigation.
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
Historically, sales to customers outside the United States and Canada have accounted for a significant portion of our net sales. We have foreign sales offices in Denmark, Singapore, Japan and Norway, as well as a subsidiary in Brazil that manages local sales. We otherwise support our international sales from our operations in the United States. Our limited operations in foreign countries may impair our ability to compete successfully in international markets and to meet the service and support needs of our customers in countries where we have little to no infrastructure. We are subject to a number of risks associated with our international business activities, which may increase our costs and require significant management attention. These risks include:

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

Cybersecurity breaches could expose us to liability, damage our reputation, require us to incur significant costs or otherwise adversely affect our financial results.
We retain sensitive data, including intellectual property, proprietary business information and personally identifiable information of our employees and customers on our computer networks. Although we take protective measures and endeavor to modify them as circumstances warrant, our computer systems, software and networks may be vulnerable to unauthorized access, misuse, computer viruses or other malicious code and other events that could have a security impact. Any security breach may compromise information stored on our networks and may result in significant data losses or theft of our, our customers', our business partners' or our employees' intellectual property, proprietary business information or personally identifiable information.
If any of these events were to occur, they could lead to the loss of sensitive information, cause us to lose existing customers and fail to attract new customers, as well as subject us to regulatory actions, litigation, fines or damage to our reputation, and could have a material adverse effect on our financial position, results of operations or cash flows.

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
Our stock price has historically been volatile. During the period from January 1, 2011 to December 31, 2012, the trading price of our common stock ranged from $6.90 to $16.68. Many factors may cause the market price of our common stock to fluctuate, including:

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
Compliance with the SEC's new conflict minerals rules will increase our costs and adversely affect our results of operations.
We are subject to the SEC's new disclosure requirements for public companies that manufacture, or contract to manufacture, products for which certain minerals and their derivatives, namely tin, tantalum, tungsten and gold, known as “conflict minerals,” are necessary to the functionality or production of those products. These regulations will require us to determine which of our products contain conflict minerals and, if so, to perform an extensive inquiry into our supply chain in an effort to determine whether or not such conflict minerals originate from the Democratic Republic of Congo, or DRC, or an adjoining country. We expect to incur additional costs to comply with these disclosure requirements, including costs related to determining the source of any of the relevant minerals used in our products, which will adversely affect our results of operations. Because our supply chain is complex, the due diligence procedures that we implement may not enable us to ascertain the origins of any conflict minerals that we use or determine that these minerals did not originate from the DRC or an adjoining country, which may harm our reputation. We may also face difficulties in satisfying customers who may require that our products be certified as DRC conflict-free, which could harm our relationships with these customers and lead to a loss of revenue. These new requirements could also have the effect of limiting the pool of suppliers from which we source these minerals, and we may be unable to obtain conflict-free minerals at competitive prices, which could increase our costs and adversely affect our manufacturing operations and our profitability.
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

Our certificate of incorporation, by-laws and Delaware law contain provisions that could have an anti-takeover effect and discourage, delay or prevent a change in control or an acquisition that many stockholders may find attractive. These provisions may also discourage proxy contests and make it more difficult for our stockholders to take some corporate actions, including the election of directors. These provisions relate to:

•	the ability of our Board of Directors to issue preferred stock, and determine its terms, without a stockholder vote;

•	the classification of our Board of Directors, which effectively prevents stockholders from electing a majority of the directors at any one annual meeting of stockholders;

•	the limitation that directors may be removed only for cause by the affirmative vote of the holders of two-thirds of our shares of capital stock entitled to vote;

•	the prohibition against stockholder actions by written consent;

•	the inability of stockholders to call a special meeting of stockholders; and

•	advance notice requirements for stockholder proposals and director nominations.

ITEM 1B.	Unresolved Staff Comments
None.

ITEM 2.	Properties
The following table provides information about our facilities as of December 31, 2012.

Location	Type	Principal Uses	Approximate Square Footage	Ownership	Lease Expiration
Middletown, Rhode Island	Office	Corporate headquarters, research and development, sales and service, marketing and administration	75,000	Owned	—
Middletown, Rhode Island	Plant and warehouse	Manufacturing and warehousing (mobile communications products)	75,300	Owned	—
Tinley Park, Illinois	Plant and warehouse	Manufacturing, warehousing, research and development (guidance and stabilization products)	101,000	Owned	—
Kokkedal, Denmark	Office and warehouse	European headquarters, sales, marketing and support	11,000	Leased	May 2014
Singapore	Office	Asian headquarters, sales office	2,000	Leased	May 2013
Horten, Norway	Office	Research and development, sales, marketing and support	4,400	Leased	December 2013
Japan	Office	Japanese, sales office	600	Leased	October 2014

ITEM 3.	Legal Proceedings
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

ITEM 4.	Mine Safety Disclosures

Not applicable.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information. Our common stock trades on the NASDAQ Global Market under the symbol “KVHI”. The following table provides, for the periods indicated, the high and low sale prices for our common stock as reported on the NASDAQ Global Market.

	High	Low
Year Ended December 31, 2012:
First quarter	$10.98	$7.61
Second quarter	12.95	8.51
Third quarter	14.50	11.70
Fourth quarter	14.66	10.38
Year Ended December 31, 2011:
First quarter	$15.53	$11.40
Second quarter	16.68	10.27
Third quarter	12.24	7.26
Fourth quarter	8.62	6.90

Stockholders. As of March 28, 2013, we had 91 holders of record of our common stock. This number does not include stockholders for whom shares were held in a nominee or “street” name.
Dividends. We have never declared or paid cash dividends on our capital stock, and we have no plan to pay any cash dividends in the foreseeable future. We currently intend to retain any future earnings to finance our operations and future growth. In addition, the terms of our bank line of credit place restrictions on our ability to pay cash dividends on our common stock.
Issuer Purchases of Equity Securities. On November 26, 2008, our Board of Directors authorized a program to repurchase up to one million shares of our common stock. The repurchase program is funded using our existing cash, cash equivalents, marketable securities and future cash flows. Under the repurchase program, at management’s discretion, we may repurchase shares on the open market from time to time, in privately negotiated transactions or block transactions, or through an accelerated repurchase agreement. The timing of such repurchases depends on availability of shares, price, market conditions, alternative uses of capital, and applicable regulatory requirements. The program may be modified, suspended or terminated at any time without prior notice. The repurchase program has no expiration date. There were no other repurchase programs outstanding during the year ended December 31, 2012 and no repurchase programs expired during the period.
During the year ended December 31, 2011, we repurchased 457,667 shares of our common stock in open market transactions at a cost of $3.7 million. We did not repurchase any shares of our common stock in open market transactions during the years ended December 31, 2012 and 2010.
During the year ended December 31, 2012, 34,929 vested restricted shares were surrendered in satisfaction of tax withholding obligations at an average price of $9.53 per share.
STOCK PERFORMANCE GRAPH
The following graph compares the performance of our cumulative stockholder return with that of the NASDAQ Composite Index, a broad equity market index, and the NASDAQ Telecommunications Index, a published industry index. The cumulative stockholder returns for shares of our common stock and for the market indices are calculated assuming $100 was invested on December 31, 2007. We paid no cash dividends during the periods shown. The performance of the market indices is shown on a total return (dividends reinvested) basis. Measurement points are the last trading days of the years ended December 2007, 2008, 2009, 2010, 2011 and 2012.

200
180
160
140
120
100
80
60
40
Index Value
12/31/07
12/31/08
12/31/09
12/31/10
12/31/11
12/31/12
Period Ending
KVHI
NASDAQ Composite (IXIC)
NASDAQ Telecommunications (IXUT)

	Value of investments as of December 31,
	2007	2008	2009	2010	2011	2012
KVH Industries, Inc.	$100	$64	$183	$148	$97	$173
NASDAQ Composite	100	59	86	100	98	114
NASDAQ Telecommunications	100	57	85	88	77	78

ITEM 6.	Selected Financial Data
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

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Sales:
Product	$90,677	$85,136	$92,059	$75,191	$69,941
Service	46,435	27,400	20,184	13,869	12,463
Net sales	137,112	112,536	112,243	89,060	82,404
Costs and expenses:
Costs of product sales	51,775	46,598	51,348	46,552	42,552
Costs of service sales	30,363	20,970	16,086	10,198	6,130
Research and development	12,147	11,548	10,715	8,805	7,655
Sales, marketing and support	24,069	23,473	18,469	16,316	16,162
General and administrative	12,188	10,555	10,084	7,832	7,035
Total costs and expenses	130,542	113,144	106,702	89,703	79,534
Income (loss) from operations	6,570	(608)	5,541	(643)	2,870
Interest income	510	297	301	358	1,220
Interest expense	323	223	204	89	153
Other income (expense)	86	910	23	(20)	(231)
Income (loss) before income taxes	6,843	376	5,661	(394)	3,706
Income tax expense (benefit)	3,262	(484)	(2,612)	(261)	648
Net income (loss)	$3,581	$860	$8,273	$(133)	$3,058
Per share information:
Net income (loss) per common share, basic	0.24	0.06	0.57	(0.01)	0.21
Net income (loss) per common share, diluted	0.24	0.06	0.56	(0.01)	0.21
Number of shares used in per share calculation:
Basic	14,777	14,768	14,420	13,996	14,373
Diluted	15,019	15,072	14,850	13,996	14,377

	December 31,
	2012	2011	2010	2009	2008
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$38,285	$30,570	$37,307	$41,304	$42,660
Working capital	65,242	59,778	60,571	60,690	58,222
Total assets	137,568	128,556	115,198	97,746	93,758
Line of credit	7,000	9,000	—	—	—
Long-term debt, excluding current portion	3,414	3,553	3,684	3,807	—
Other long-term obligations	139	135	1,263	902	—
Total stockholders’ equity	105,704	96,668	96,303	81,600	79,069

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Our mobile communications service sales include sales earned from satellite voice and Internet airtime services, engineering services provided under development contracts, sales from product repairs, and certain DIRECTV account subsidies and referral fees earned in conjunction with the sale of our products and extended warranty sales. We provide, for monthly fixed and usage fees, satellite connectivity services for broadband Internet, data and Voice over Internet Protocol (VoIP) service to our TracPhone V-series customers. We also earn monthly usage fees for third-party satellite connectivity for voice, data and Internet services to our Inmarsat TracPhone customers who choose to activate their subscriptions with us. Under current DIRECTV programs, we are eligible to receive a one-time commission for each DIRECTV receiver activated for service and a new mobile account activation fee from DIRECTV for each customer who activates their DIRECTV service directly through us. Our service sales have grown from 18% of our net sales in 2010 to 24% in 2011 to 34% in 2012.
Our guidance and stabilization service sales include engineering services provided under development contracts, product repairs and extended warranty sales.
We generate sales primarily from the sale of our mobile satellite systems and services and our guidance and stabilization products and services. The following table provides, for the periods indicated, our sales by industry category:

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Mobile communications	$87,685	$70,202	$62,473
Guidance and stabilization	49,427	42,334	49,770
Net sales	$137,112	$112,536	$112,243
Net sales to SANG accounted for approximately 11% of our net sales for the year ended December 31, 2012, driven by a TACNAV related order received in 2012 for which the majority of the deliverables will be completed in 2013. Net sales to General Dynamics Land Systems—Canada (General Dynamics) accounted for approximately 11% of our net sales for the year ended December 31, 2011, and less than 10% of our net sales for each of the years ended December 31, 2012 and 2010, respectively. The decrease in net sales to General Dynamics from 2011 to 2012 was primarily driven by the timing of deliverables in fulfillment of large TACNAV related order. Net sales to Kongsberg accounted for approximately 14% of our net sales for the year ended December 31, 2010. In addition, net sales to a subcontractor to Kongsberg accounted for approximately 5% of our net sales for the year ended December 31, 2010. Net sales to Kongsberg, including the subcontractor for Kongsberg, were less than 10% of our net sales for the years ended December 31, 2012 and 2011, respectively. The decrease in net sales to Kongsberg and this subcontractor was primarily driven by a slowdown of the U.S. Army’s procurement of Common Remotely Operated Weapon Stations (CROWS) under existing contracts. The terms and conditions of sales to SANG, General Dynamics, Kongsberg and the subcontractor to Kongsberg are consistent with our standard terms and conditions of product sales as discussed in note 1 of our consolidated financial statements. The SANG receivable balance was current as of December 31, 2012 and the outstanding receivable balance has been paid as of the date of this report. No other customer accounted for more than 10% of our net sales for each of the years ended December 31, 2012, 2011 and 2010, respectively.
We have historically derived a substantial portion of our revenue from sales to customers located outside the United States and Canada. The following table provides, for the periods indicated, sales to specified geographic regions:

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Originating from the Americas locations
United States	$71,489	$62,748	$70,620
Canada	11,513	17,518	5,923
Europe	12,210	8,315	17,892
Other	22,202	7,143	3,950
Total Americas	117,414	95,724	98,385
Originating from European and Asian locations
Europe	15,255	13,244	10,398
Other	4,443	3,568	3,460
Total Europe and Asia	19,698	16,812	13,858
Net sales	$137,112	$112,536	$112,243
See note 12 to our consolidated financial statements for more information on our geographic segments.
In addition to our internally funded research and development efforts, we also conduct research and development activities that are funded by our customers. These activities relate primarily to engineering studies, surveys, prototype development, program management and standard product customization. In accordance with accounting principles generally accepted in the United States of America, we account for customer-funded research as service revenue, and we account for the associated research and development costs as costs of service and product sales. As a result, customer-funded research and development are not included in the research and development expense that we present in our statement of operations. The following table presents our total annual research and development effort, representing the sum of research costs of service and product sales and the operating expense of research and development as described in our statement of operations. Our management believes this information is useful because it provides a better understanding of our total expenditures on research and development activities.

	Year ended December 31,
	2012	2011	2010
	(in thousands)
Research and development expense presented on the statement of operations	$12,148	$11,548	$10,715
Costs of customer-funded research and development included in costs of service sales	3,424	412	953
Costs of customer-funded research and development included in costs of product sales	—	—	1,001
Total consolidated statements of operations expenditures on research and development activities	$15,572	$11,960	$12,669
As of December 31, 2012, we had approximately $38.3 million in cash, cash equivalents and marketable securities and accumulated earnings of approximately $7.3 million.
Results of Operations
The following table provides, for the periods indicated, certain financial data expressed as a percentage of net sales:

	Year Ended December 31,
	2012	2011	2010
Sales:
Product	66.1%	75.6%	82.0%
Service	33.9	24.4	18.0
Net sales	100.0	100.0	100.0
Costs and expenses:
Costs of product sales	37.8	41.4	45.8
Costs of service sales	22.1	18.6	14.3
Research and development	8.9	10.2	9.5
Sales, marketing and support	17.6	20.9	16.5
General and administrative	8.9	9.4	9.0
Total costs and expenses	95.3	100.5	95.1
Income (loss) from operations	4.7	(0.5)	4.9
Interest income	0.4	0.3	0.3
Interest expense	0.2	0.2	0.2
Other income	0.1	0.8	—
Income before income taxes	5.0	0.4	5.0
Income tax (expense) benefit	(2.4)	0.4	2.4
Net income	2.6%	0.8%	7.4%
Years ended December 31, 2012 and 2011
Net Sales
Product sales increased in 2012 by $5.5 million, or 7%, to $90.7 million from $85.1 million in 2011. The primary reason for the increase in 2012 was an increase in sales of our mobile communications products of $4.3 million, or 10%. The increase was primarily due to an increase in sales of our marine products of $5.7 million, or 15%, driven primarily by increased demand for our TracPhone V7 and TracPhone V3 products, as well as our new HD11 and TracPhone V11 products that were released in first quarter of 2012 and the fourth quarter of 2012, respectively. Also contributing to the marine products increase was increased sales of our HD7 product. Partially offsetting this increase was a decrease in land mobile products of $1.3 million, or 20%. The decrease in our land mobile products was primarily a result of decreased sales to original equipment manufacturers in the recreational vehicle market. We remain cautious about the prospects for our leisure mobile communications product sales as a result of ongoing challenges in the global economy. However, we expect our mini-VSAT product revenue will continue to grow year-over-year.
Mobile communications product sales originating from the Americas increased $2.2 million, or 8%, in 2012 as compared to 2011. Mobile communications product sales originating from our European and Asian subsidiaries increased $2.1 million, or 13%, in 2012 as compared to 2011.
Also contributing to the increase in product sales was an increase of $1.3 million, or 3%, in sales of guidance and stabilization products. Specifically, sales of our TACNAV defense products increased $1.0 million, or 5%, primarily as a result of product sales related to the previously announced SANG contract. Also contributing to the increase in sales of our guidance and stabilization products was an increase in sales of our FOG products of $0.7 million, or 3%. Although we expect that TACNAV sales will continue to grow over the long term, sales on a quarter-to-quarter or a year-to-year basis could continue to be very uneven. Largely as a result of uncertainty regarding future military expenditures, we expect our TACNAV product sales will decline in 2013 from 2012. Subject to the disruptions that may arise from federal budgetary pressures, we expect our FOG sales to increase on a year-over-year basis as we begin to receive orders under the U.S. Army's procurement of Common Remotely Operated Weapon Stations (CROWS) III program.
Service sales increased in 2012 by $19.0 million, or 69%, to $46.4 million from $27.4 million in 2011. The primary reason for the increase was a $12.6 million increase in airtime sales for our mini-VSAT Broadband service. Also contributing to the increase was a $4.4 million increase in contracted engineering services driven primarily by the SANG order and a separate TACNAV-related development effort, as well as contracted aviation antenna services, and a $1.9 million increase in service repair sales. We expect our mini-VSAT Broadband service revenue will continue to grow year-over-year, although at a slower rate of growth than we experienced from 2011 to 2012. We also expect that a portion of our services revenue in 2013 will be derived from very low margin contracted engineering services related to the SANG order.
Costs of Sales
Our costs of product sales consist primarily of materials, manufacturing overhead and direct labor used to produce our products. Costs of product sales in 2012 increased by $5.2 million, or 11%, to $51.8 million from $46.6 million in 2011. The primary reason for the increase in costs of product sales was the increase in sales of our mobile communications products discussed above.
Our costs of service sales consist primarily of satellite service capacity, depreciation and service network overhead expense associated with our mini-VSAT Broadband network infrastructure, direct network service labor, engineering and related direct costs associated with customer-funded research and development, service material and direct labor associated with non-warranty product repairs, as well as Inmarsat service costs. Costs of service sales increased by $9.4 million, or 45%, to $30.4 million in 2012 from $21.0 million in 2011. The primary reason for the increase was a $5.3 million increase in airtime costs of sales for our mini-VSAT Broadband service. Also contributing to the increase was a $3.0 million increase in engineering services costs of sales due primarily to the services provided in connection with the SANG contract as well as a $0.9 million increase in cost of service repair sales.
Gross margin from product sales decreased in 2012 to 43% from 45% in 2011. The decrease in our gross margin from product sales was primarily due to the increase in mobile communications product sales discussed above, which generally have lower margins than our TACNAV defense products.
Gross margin from service sales increased in 2012 to 35% from 23% in 2011. The increase in our gross margin from service sales was primarily due to the increase in gross margin for mini-VSAT Broadband service sales, which increased in 2012 to 31% from 15% in 2011. Although we expect that mini-VSAT Broadband service revenue will continue to grow year-over-year, we do not anticipate the same year-over-year increase in gross margin percentage. This expectation is driven by the larger mini-VSAT Broadband customer installation base as of January 1, 2013 compared to January 1, 2012. This larger installed base requires a much larger increase in growth in customer installations in order to generate a year-over-year improvement in gross margin percentage comparable to that realized in 2012 from 2011. Partially offsetting the increase in gross margin for the mini-VSAT Broadband service sales was a decrease in gross margin for contracted engineering services as a result of facility construction services and project management services in Saudi Arabia, as these services under the SANG contract had a gross margin of approximately 10%. We anticipate the gross margin percentage for contracted engineering services will continue to decrease for the next several quarters as a result of the facility construction and project management services portion of the SANG TACNAV contract. The contract value for the services portion of the SANG TACNAV order remaining to be performed as of January 1, 2013 is approximately $11.0 million. These project management services are estimated to continue to be performed well into 2014.

Operating Expenses
Sales, marketing and support expense consists primarily of salaries and related expenses for sales and marketing personnel, commissions for both in-house and third-party representatives, other sales and marketing support costs such as advertising, literature and promotional materials, product service personnel and support costs, warranty-related costs and bad debt expense. Sales, marketing and support expense also includes the operating expenses of our subsidiaries in Denmark, Singapore, Brazil and Japan. Sales, marketing and support expense in 2012 increased by $0.6 million, or 3%, to $24.1 million from $23.5 million in 2011. The primary reasons for the increase in 2012 were a $0.8 million increase in sales, marketing and support expense related to our Danish and Singaporean subsidiaries driven by the international expansion of our sales channel presence for the mini-VSAT Broadband satellite communication service, and a $0.4 million increase in variable sales expense primarily as a result of the sales related to the SANG TACNAV order and related facility construction that commenced in the third quarter of 2012. Also contributing to the increase was a $0.2 million increase in bad debt expense, a $0.2 million increase in trade show expenses, and a $0.2 million increase in demonstration equipment. Partially offsetting these increases was a $0.4 million decrease in U.S.-based compensation for sales, marketing and support, a $0.4 million decrease in warranty expense, a $0.2 million total decrease in marketing literature and cooperative advertising, and a $0.2 million decrease in Norwegian-based compensation for sales, marketing and support. As a percentage of net sales, sales, marketing and support expense decreased in 2012 to 18% from 21% in 2011. We expect that our sales, marketing and support expenses will continue to grow in 2013 as we hire additional sales, marketing and support personnel but will grow more slowly than our anticipated growth in net sales.
Research and development expense consists of direct labor, materials, external consultants and related overhead costs that support our internally funded product development and product sustaining engineering activities. Research and development costs are generally expensed as incurred. Research and development expense in 2012 increased by $0.6 million, or 5%, to $12.1 million from $11.5 million in 2011. The primary reason for the increase in 2012 was a $0.5 million increase in U.S.-based employee compensation. Also contributing to the increase was a $0.2 million increase in research and development expense related to our Norwegian subsidiary. As a percentage of net sales, research and development expense decreased in 2012 to 9% from 10% in 2011.
General and administrative expense consists of costs attributable to management, finance and accounting, information technology, human resources, certain outside professional services and other administrative costs. General and administrative expense in 2012 increased by $1.6 million, or 15%, to $12.2 million from $10.6 million in 2011. The primary reason for the increase in 2012 was a $0.9 million increase in U.S.-based employee compensation. Also contributing to the increase was a $0.8 million increase in facility expenditures, a $0.2 million increase in equipment lease expense and software maintenance expense, and a $0.1 million increase in recruiting expense. Partially offsetting these increases was a $0.5 million decrease in legal expense. As a percentage of net sales, general and administrative expense was 9% in 2012, which was consistent with 2011.
Interest and Other Income, Net
Interest and other income, net decreased by $0.7 million to $0.3 million in 2012 from $1.0 million in 2011. The primary reason for the decrease was a $0.8 million net benefit in other income in September 2011 resulting from reaching agreement with LiveTV regarding the termination of our original antenna development and production agreement.
Income Tax (Expense) Benefit
Income tax expense increased by $3.7 million to $3.3 million as compared to an income tax benefit of $0.5 million in 2011. The increase in income tax expense is primarily due to a $6.5 million increase in pre-tax income. Also, in 2011 we completed the construction of our new Rhode Island production facility, and as a result we had fewer Rhode Island state investment tax credits in 2012. Further, Congress did not pass the 2012 federal research and development tax credit until January 2013, which reduced our federal research and development tax credits for 2012. Instead, these credits will be treated as a discrete tax event that will be accounted for in the first quarter of 2013. Partially offsetting this tax expense was a reduction in income tax expense associated with windfalls for non-qualified stock option exercises and restricted stock award vesting. We estimate that our effective tax rate for 2013 will be in the range of 35% to 40%, subject to the tax effect of discrete events, such as stock option exercises and restricted stock vesting.
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
Operating Expenses
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
During 2011, research and development costs were expensed as incurred, excluding the aviation antenna development costs that were related to the original development project for LiveTV, which were capitalized from 2009 through the second quarter of 2011 until the original antenna development and production agreement with LiveTV was terminated in March 2011. We reached an agreement with LiveTV regarding the termination of the production agreement in September 2011 and as a result, all such expenditures were expensed to other expense in the third quarter. Prior to the third quarter of 2011 we had a contractual right to recover such costs. Research and development expense in 2011 increased by $0.8 million, or 8%, to $11.5 million from $10.7 million in 2010. The primary reason for the increase in 2011 expense was a $0.5 million decrease in customer-funded engineering costs for contracted engineering services. Also contributing to the increase was a $0.3 million increase in research and development expense related to our Norwegian subsidiary, which was acquired in September 2010. As a percentage of sales, research and development expense was 10% in 2011, which was consistent with 2010.
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
Interest and Other Income, Net
Interest and other income, net increased by $0.9 million to $1.0 million in 2011 from $0.1 million in 2010. The primary reason for the increase was a $0.8 million net benefit in other income resulting from reaching agreement with LiveTV relative to the termination of our original antenna development and production agreement in September 2011.
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
Multiple-element revenue arrangements. Some of our sales involve multiple-element arrangements that include both hardware-related products and contracted service, or satellite connectivity. We analyze revenue arrangements with multiple deliverables to determine if the deliverables should be divided into more than one unit of accounting. For contracts with more than one unit of accounting, we allocate the consideration we receive among the separate units of accounting based on a selling price hierarchy for determining the selling price of each deliverable, which includes: (1) vendor-specific objective evidence (VSOE) if available; (2) third-party evidence (TPE) if VSOE is not available; and (3) best estimated selling price (BESP), if neither VSOE nor TPE is available. Best estimate selling price is determined based on prices of the deliverables if sold on a stand-alone basis, or if not sold on a stand-alone basis, the prices we would charge if sold on a stand-alone basis. We recognize revenue for each deliverable based on the revenue recognition policies described in this section.
We have accounted for our $35.6 million contract received in June 2012 from SANG to purchase TACNAV defense products and services as a multiple-element arrangement. The total contract value associated with TACNAV defense products is $21.2 million for which shipments are estimated to continue through the first half of 2013. The total contract value associated with all services is $14.4 million which are estimated to continue through 2014. The revenue for these services is recognized using the percentage of completion accounting method. Total revenue recognized on the SANG contract in 2012 was approximately $15.2 million.
Contracted service sales. We also have contracts for development, production and services activities that are recognized primarily under the percentage of completion method of revenue recognition. The use of contract accounting requires significant judgment relative to estimating total contract revenues and costs, including assumptions relative to the length of time to complete the contract, the nature and complexity of the work to be performed, and prices for subcontractor services and materials. Our estimates are based upon the professional knowledge and experience of our engineers, program managers and other personnel, who review each long-term contract monthly to assess the contract's schedule, performance, technical matters and estimated cost at completion. A cancellation, schedule delay, or modification of a fixed-price contract which is accounted for using the percentage of completion method may adversely affect our gross margins for the period in which the contract is modified. Changes in estimates are applied when adjustments in estimated contract costs are identified, such revisions may result in current period adjustments to earnings applicable to performance in prior periods.
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
We wrote off approximately $0.2 million, $0.2 million and $0.5 million of our accounts receivable in 2012, 2011 and 2010, respectively. The write-offs in both years were driven largely by the financial deterioration of a couple of our mobile communications product distributors as well as a few of our airtime customers. The current economic downturn could continue to adversely impact the financial condition of our customers, which could result in additional write-offs and increases in our allowance for doubtful accounts and have a negative impact on our results of operations.
Inventories
Inventory is valued at the lower of cost or market. We generally must order components for our products and build inventory in advance of product shipments. We regularly review current quantities on hand, actual and projected sales volumes and anticipated selling prices on products and write down, as appropriate, slow-moving and/or obsolete inventory to its net realizable value. In 2012, 2011 and 2010, we wrote off approximately $0.2 million, $0.2 million and $0.6 million respectively, of fully reserved inventory. However, if we overestimate projected sales or anticipated selling prices, our inventory might be overstocked or overvalued, and we would have to reduce our inventory valuation accordingly.
Accounting for Income Taxes

As part of the process of preparing our financial statements, we are required to estimate our provision for income taxes in each of the jurisdictions in which we operate. This involves estimating our actual current tax exposure, including assessing the risks associated with tax audits, together with assessing temporary differences resulting from the different treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. We assess the likelihood that our deferred tax assets will be recovered from future taxable income and record a valuation allowance to reduce the deferred tax assets to an amount that, in our judgment, is more likely than not to be recovered.
Management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against our deferred tax assets. The valuation allowance is based on our estimates of future taxable income and the period over which we expect the deferred tax assets to be recovered. Our assessment of future taxable income is based on historical experience and current and anticipated market and economic conditions and trends. In the event that actual results differ from these estimates or we adjust our estimates in the future, we may need to adjust our valuation allowance, which could materially impact our consolidated financial position and results of operations. For example, in the year ended December 31, 2010, we determined that a $3.3 million reversal of our valuation allowance was appropriate, which resulted in a substantial income tax benefit. At December 31, 2012, we had valuation allowances of $2.1 million to offset gross deferred tax assets of $10.4 million.
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
We use the Black-Scholes valuation model for estimating the fair value on the date of grant of compensatory stock options. Determining the fair value of stock option awards at the grant date requires judgment regarding certain valuation assumptions, including the volatility of our stock price, expected term of the option, risk-free interest rate and expected dividends. Changes in these assumptions and estimates could result in different fair values and could therefore impact our earnings. These changes would not impact our cash flows. The fair value of restricted stock awards is based upon our stock price on the grant date.
The amount of stock-based compensation expense recorded in any period for unvested awards requires estimates of the amount of stock-based awards that are expected to be forfeited prior to vesting.
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

We must make assumptions about future cash flows, future operating plans, discount rates and other factors in our models and valuation reports. To the extent these future projections and estimates change, the estimated amounts of impairment could differ from current estimates. Our annual testing for impairment of goodwill is completed as of August 31 of each year. As of December 31, 2012, all goodwill and intangible assets are associated with the purchase of Virtek Communication in September 2010.
Contingencies
We are subject to ongoing business risks arising in the ordinary course of business. An estimated loss contingency is accrued when it is probable that a liability has been incurred or an asset has been impaired and the amount of loss can be reasonably estimated. We regularly evaluate current information available to determine whether such amounts should be adjusted and record changes in estimates in the period they become known. We reserve for legal contingencies and legal fees when the amounts are probable and reasonably estimable. At December 31, 2012, we have not recorded any material loss contingencies.
Liquidity and Capital Resources
We have historically funded our operations primarily from cash flows from operations, net proceeds from public and private equity offerings, bank financings and proceeds received from exercises of stock options. As of December 31, 2012, we had $38.3 million in cash, cash equivalents and marketable securities, of which $0.8 million, $0.5 million and $2.1 million in cash equivalents were held in a local currency by our foreign subsidiaries located in Denmark, Brazil and Norway, respectively. There were no marketable securities held by our foreign subsidiaries as of December 31, 2012. As of December 31, 2012, we had $65.2 million in working capital.
Net cash provided by operations for 2012 was $15.1 million as compared to net cash provided by operations of $1.9 million for 2011. The increase is primarily due to a $6.3 million decrease in cash outflows as a result of decreased inventory levels, a $5.2 million increase in cash inflows attributable to accounts receivable, as well as a $2.7 million increase in net income, which reflected a $2.8 million reduction in non-cash benefits related to deferred income taxes . Also contributing to the increase was a decrease in cash outflows of approximately $1.7 million related to accrued expenses and a $1.1 million decrease in cash outflows related to other long-term liabilities. Partially offsetting the increase in cash inflows is an increase in cash outflows of $2.6 million related to other non-current assets and a $2.5 million decrease in cash inflows related to deferred revenue. In addition, there was an increase in cash outflows of $1.3 million related to accounts payables and a $0.9 million increase in cash outflows related to prepaid expenses and other current assets.
Net cash used in investing activities for 2012 was $12.3 million as compared to net cash used in investing activities of $7.6 million for 2011. The increase in cash outflows is due to a $12.3 million increase in our net investment in marketable securities. Partially offsetting the increase in cash outflows is a decrease in capital expenditures of approximately $7.6 million, which in 2011 included expenditures relating to the construction of our new manufacturing facility in Middletown, Rhode Island.
Net cash used in financing activities for 2012 was $0.9 million as compared to net cash provided by financing activities of $5.5 million for 2011. The decrease in cash provided by financing activities is primarily the result of repayments on our line of credit of $2.0 million in 2012, in comparison to $9.0 million in borrowings under our line of credit in 2011, which were used to finance the construction of our new manufacturing facility in Middletown, Rhode Island. Partially offsetting this decrease was a $3.7 million decrease in common stock repurchases, a $0.6 million increase in proceeds from exercises of stock options and purchases of shares under our employee stock purchase plan, as well as a $0.3 million decrease in payments related to employee restricted stock withholdings.
On April 6, 2009, we entered into a mortgage loan in the amount of $4.0 million related to our headquarters facility in Middletown, Rhode Island. The loan term is 10 years, with a principal amortization of 20 years, and the interest rate will be a rate per year adjusted periodically based on a defined interest period equal to the BBA LIBOR Rate plus 2.25 percentage points. On June 9, 2011, we entered into an amendment to the mortgage loan, providing for an adjustment of the interest rate from the BBA LIBOR Rate plus 2.25 percentage points to the BBA LIBOR Rate plus 2.00 points. Land, building and improvements with an approximate carrying value of $4.4 million as of December 31, 2012 secure the mortgage loan. The monthly mortgage payment is approximately $11,000, plus interest and increases in increments of $1,000 each year throughout the life of the mortgage. Due to the difference in the term of the loan and amortization of the principal, a balloon payment of $2.6 million is due on April 1, 2019. The loan contains one financial covenant, a Fixed Charge Coverage Ratio, which applies in the event that our consolidated cash, cash equivalents and marketable securities balance falls below $25.0 million at any time. As our consolidated cash, cash equivalents and marketable securities balance was above $25.0 million throughout 2012, the Fixed Charge Coverage Ratio did not apply. Under the mortgage loan we may prepay our outstanding loan balance subject to certain early termination charges as defined in the mortgage loan agreement. If we were to default on our mortgage loan, the land, building and improvements would be used as collateral. As discussed in note 15 to the consolidated financial statements, effective April 1, 2010, in order to reduce the volatility of cash outflows that arise from changes in interest rates, we entered into two interest rate swap agreements that are intended to hedge our mortgage interest obligations by fixing the interest rates specified in the mortgage loan to 5.9% for half of the principal amount outstanding and 6.1% for the remaining half of the principal amount outstanding as of April 1, 2010 until the mortgage loan expires on April 16, 2019.
We currently have a revolving loan agreement with a bank that provides for a maximum available credit of $15.0 million and will expire on December 31, 2014. We pay interest on any outstanding amounts at a rate equal to the BBA LIBOR Daily Floating Rate plus 1.25%. The line of credit contains two financial covenants, a Liquidity Covenant, which requires us to maintain at least $20.0 million in unencumbered liquid assets, as defined in the loan agreement, and a Fixed Charge Coverage Ratio. As of December 31, 2012, we were not in default of either covenant. Subject to the terms of the agreement and so long as no event of default has occurred, until September 30, 2013, we have the option of converting up to $12.0 million of revolving loans into one or more term loans at a floating interest rate equal to LIBOR plus 1.75%. We may terminate the loan agreement prior to its full term without penalty, provided we give 30 days’ advance written notice to the bank. As of December 31, 2012, we had borrowed $7.0 million under the facility, the repayment of which is due no later than the maturity date of December 31, 2014.
On November 26, 2008, our Board of Directors authorized a program to repurchase up to one million shares of our common stock. The share repurchase program is funded using our existing cash, cash equivalents, marketable securities and future cash flows. As of December 31, 2012, 341,009 shares of our common stock remain available for repurchase under the program. We did not purchase any shares of our common stock in 2012.
It is our intent to continue to invest in the mini-VSAT Broadband network on a global basis in cooperation with ViaSat under the terms of a 10-year agreement announced in July 2008. As part of the future potential capacity expansion, we would plan to seek to acquire additional satellite capacity from satellite operators, expend funds to seek regulatory approvals and permits, develop product enhancements in anticipation of the expansion, and hire additional personnel. In addition, in December 2011, we entered into a five-year agreement to lease C-band satellite capacity from a satellite operator, effective February 1, 2012, and in 2012 we also purchased three satellite hubs to support this C-band service. The total cost of the five-year satellite capacity agreement, the satellite hubs, and teleport services is approximately $12.2 million, of which approximately $2.7 million related to the total cost of the three hubs. On January 30, 2013, we borrowed $4.7 million from a bank and pledged as collateral six satellite hubs and related equipment, including the three hubs purchased in 2012. The term of the equipment loan is five years, at a fixed interest rate of 2.76%. The monthly payment is $83,000 including interest expense.
We believe that the $38.3 million we hold in cash, cash equivalents and marketable securities, together with our other existing working capital and cash flows from operations, will be adequate to meet planned operating and capital requirements through at least the next twelve months. However, as the need or opportunity arises, we may seek to raise additional capital through public or private sales of securities or through additional debt financing. There are no assurances that we will be able to obtain any additional funding or that such funding will be available on terms acceptable to us.
Contractual Obligations and Other Commercial Commitments
As of December 31, 2012, our contractual commitments consisted of satellite service capacity, near-term purchase commitments, line of credit borrowings, a mortgage note payable, and equipment and facility leases. Our purchase commitments include unconditional purchase orders for inventory, manufacturing materials and fixed assets extending out over various periods throughout 2014. We are also obligated under satellite service capacity leases and multi-year facility leases that terminate at various times between 2013 and 2017.

The following table summarizes our obligations under these commitments, excluding interest, at December 31, 2012:

	Payment Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Satellite service capacity and equipment lease obligations	$33,618	$12,430	$15,441	$5,207	$540
Inventory and fixed asset purchase commitments	21,160	17,035	4,125	—	—
Line of credit borrowings	7,000	—	7,000	—	—
Mortgage note payable	3,553	138	300	335	2,780
Facility lease obligations	243	190	53	—	—
Total	$65,574	$29,793	$26,919	$5,542	$3,320
We did not have any off-balance sheet commitments, guarantees or standby repurchase obligations as of December 31, 2012.
Recent Accounting Pronouncements
See note 1 of our accompanying audited consolidated financial statements for a description of recent accounting pronouncements including the dates of adoption and effects on our results of operations, financial position and disclosures.

ITEM 7A.	Quantitative and Qualitative Disclosure About Market Risk
Our primary market risk exposure is in the area of foreign currency exchange risk. We are exposed to currency exchange rate fluctuations related to our subsidiary operations in Brazil, Denmark, Norway, Singapore and Japan. Certain transactions in these locations are made in the local currency, yet are reported in the U.S. dollar, the functional currency. For foreign currency exposures existing at December 31, 2012, a 10% unfavorable movement in the foreign exchange rates for our subsidiary locations would not expose us to material losses in earnings or cash flows.
From time to time, we purchase foreign currency forward contracts generally having durations of no more than five months. These forward contracts are intended to offset the impact of exchange rate fluctuations on cash flows of our foreign subsidiaries. Foreign exchange contracts are accounted for as cash flow hedges and are recorded on the balance sheet at fair value until executed. Changes in the fair value are recognized in earnings. We did not enter into any such contracts during 2011 or 2012.
The primary objective of our investment activities is to preserve principal and maintain liquidity, while at the same time maximize income. We have not entered into any instruments for trading purposes. Some of the securities that we invest in may have market risk. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities that can include government agency bonds, money market mutual funds, corporate notes, and certificates of deposit. As of December 31, 2012, a hypothetical 100 basis-point increase in interest rates would result in an immaterial decrease in the fair value of our investments that have maturities of greater than one year. Due to the conservative nature of our investments and the relatively short duration of their maturities, we believe interest rate risk is substantially mitigated. As of December 31 2012, 77% of the $29.3 million classified as available-for-sale marketable securities will mature or reset within one year. Accordingly, long-term interest rate risk is not considered material. We did not invest in any financial instruments denominated in foreign currencies as of December 31, 2012.
To the extent that we borrow against our variable-rate credit facility, we will be subject to interest rate risk, as we will pay interest on any outstanding amounts at a rate equal to the BBA LIBOR Daily Floating Rate plus 1.25%. There was $7 million in borrowings outstanding under this facility at December 31, 2012. Subject to the terms of the agreement and so long as no event of default has occurred, until September 30, 2013, we have the option of converting up to $12.0 million of outstanding amounts against our variable-rate facility into one or more term loans at a floating interest rate equal to LIBOR plus 1.75%.
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
Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our President, Chief Executive Officer and Chairman of the Board, or CEO, and Chief Financial and Accounting Officer, or CFO, as appropriate to allow timely decisions regarding required disclosure.
Under the supervision and with the participation of our CEO and CFO, our management has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2012, the end of the period covered by this annual report. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of December 31, 2012 due to the material weakness in our internal control over financial reporting described below.
Background
In March 2013, our management identified that the most senior member of our accounting staff at our Danish subsidiary had engaged in a fraudulent scheme to misappropriate assets from us over a period of at least three years. The scheme included fraudulent wire transfers to a personal bank account, fraudulent documentation, forged signatures and use of a corporate credit card for personal expenses. For the three years ended December 31, 2012, the aggregate amount of misappropriated funds in any year ranged from approximately $118,000 to $250,000. Management is seeking to determine whether any of the losses may be covered by our insurance policies.
Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is the process designed by and under the supervision of our CEO and CFO to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external reporting in accordance with accounting principles generally accepted in the United States of America. Management has evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.
Under the supervision and with the participation of our CEO and CFO, our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2012 and concluded that it was not effective because of the material weakness described below.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management's assessment identified the following control deficiencies in our internal control over financial reporting at our Danish subsidiary as a material weakness:

•	override of access controls over banking security devices and personal identification numbers enabling the unauthorized execution of wire transfers;

•	ineffective review controls over the supporting documentation by the subsidiary country general manager over expenditures and expenses; and

•	override of review controls designed to address the accuracy and approval of manual journal entries at the Danish subsidiary.

The material weakness resulted in immaterial misstatements related to cost of goods sold and sales and marketing expenses and, as a result, we concluded that, as of December 31, 2012, there was a reasonable possibility that material misstatements could occur in the consolidated financial statements.
Our independent registered public accounting firm, KPMG LLP, has issued an adverse report regarding the effectiveness of our internal control over financial reporting as of December 31, 2012, and that report is included in Item 8 in this annual report.

Evaluation of Changes in Internal Control over Financial Reporting
Under the supervision and with the participation of our CEO and CFO, our management has evaluated changes in our internal control over financial reporting that occurred during the fourth quarter of 2012. Based on that evaluation, our CEO and CFO did not identify any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
However, following the identification of the foregoing control deficiencies in March 2013, management implemented a remediation plan. Management believes that the implementation of this plan will remediate the control deficiencies described above. The following steps of the remediation plan have been completed as of the filing of this annual report:

•	termination of the employment of the individual involved and reassignment of his duties to an interim controller for our Danish subsidiary;

•	implementation of a new corporate-level control to review manual journal entries of foreign subsidiaries; and

•
implementation of new controls regarding the physical safekeeping of banking security devices and personal identification numbers, which are designed to prevent one person from gaining access to two devices and personal identification numbers required to execute wire transfers.

The following steps of the remediation plan are currently in process, and management may determine to enhance existing controls and/or implement additional controls as the implementation progresses:

•
management is in the process of reviewing the design and operation of our process-level and transaction-level controls at our foreign subsidiaries in relation to cash management and manual journal entry review and approvals; and

•	management also intends to conduct training sessions at its various locations to reinforce control consciousness.

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
We have audited KVH Industries, Inc.'s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). KVH Industries, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness related to control activities over the execution of wire transfers, approval of cash disbursements and other purchase transactions and review and approval of manual journal entries has been identified and included in management's assessment. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of KVH Industries, Inc. and subsidiaries as of December 31, 2012 and the related consolidated statements of operations, comprehensive income, stockholders' equity and accumulated other comprehensive income (loss), and cash flows for the year ended December 31, 2012. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2012 consolidated financial statements, and this report does not affect our report dated April 2, 2013, which expressed an unqualified opinion on those consolidated financial statements.
In our opinion, because of the effect of the aforementioned material weakness on the achievement of the objectives of the control criteria, KVH Industries, Inc. has not maintained effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
/s/ KPMG LLP
Providence, Rhode Island
April 2, 2013

ITEM 9B.	Other Information
None.

PART III
We have omitted the information required in Part III of this annual report because we intend to include that information in our definitive proxy statement for our 2013 annual meeting of stockholders, which we expect to file before 120 days after the end of fiscal 2012. We incorporate the information required in Part III of this annual report by reference to our 2013 proxy statement.

ITEM 10.	Directors, Executive Officers and Corporate Governance
Except as set forth below, the information required by this item is incorporated by reference to our 2013 proxy statement.
Our Board of Directors has adopted a Code of Business Conduct and Ethics that applies to our directors, executive officers and employees. Our Code of Business Conduct and Ethics can be found on our website, which is located at www.kvh.com. We intend to make all required disclosures concerning any amendments to or waivers from, our Code of Business Conduct and Ethics on our website. Any person may request a copy of the Code of Business Conduct and Ethics, at no cost, by writing to us at the following address: KVH Industries, Inc., 50 Enterprise Center, Middletown, Rhode Island, 02842, Attention: Investor Relations.

ITEM 11.	Executive Compensation
The information required by this item is incorporated by reference to our 2013 proxy statement.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to our 2013 proxy statement.

ITEM 13.	Certain Relationships and Related Transactions and Director Independence
The information required by this item is incorporated by reference to our 2013 proxy statement.

ITEM 14.	Principal Accountant Fees and Services
The information required by this item is incorporated by reference to our 2013 proxy statement.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

Exhibit No.	Description	Filed with this Form 10-K	Incorporated by Reference
			Form	Filing Date	Exhibit No.
3.1	Amended and Restated Certificate of Incorporation, as amended		10-Q	August 6, 2010	3.1
3.2	Amended, Restated and Corrected Bylaws of KVH Industries, Inc.		8-K	July 31, 2007	3
4.1	Specimen certificate for the common stock		S-1/A	March 22, 1996	4.1
*10.1	Amended and Restated 1996 Incentive and Nonqualified Stock Option Plan		8-K	July 31, 2007	10.3
*10.2	Amended and Restated 1996 Employee Stock Purchase Plan		8-K	June 2, 2010	10.2
*10.3	Second Amended and Restated 2003 Incentive and Nonqualified Stock Option Plan		10-Q	May 6, 2009	10.21
*10.4	Third Amended and Restated 2006 Stock Incentive Plan		8-K	June 2, 2010	10.1
*10.5	Form of Nonqualified Stock Option agreement granted under the Second Amended and Restated 2003 Incentive and Nonqualified Stock Option Plan		10-K	March 15, 2005	10.14
*10.6	Form of Incentive Stock Option agreement granted under the Second Amended and Restated 2003 Incentive and Nonqualified Stock Option Plan		10-K	March 15, 2005	10.15
*10.7	Form of Incentive Stock Option agreement granted under the Third Amended and Restated 2006 Stock Incentive Plan		8-K	August 28, 2006	10.1
*10.8	Form of Non-Statutory Stock Option agreement granted under the Third Amended and Restated 2006 Stock Incentive Plan		8-K	August 28, 2006	10.2
*10.9	Form of Restricted Stock Agreement granted under the Third Amended and Restated 2006 Stock Incentive Plan		8-K	August 16, 2007	10.1
*10.10	Policy Regarding Automatic Grants to Non-Employee Directors		10-Q	May 6, 2009	10.23
10.11	Amended and Restated Credit and Security Agreement dated July 17, 2003 with Fleet Capital Corporation		8-K	July 18, 2003	99.1
10.12	Assignment and Assumption and Amendment and Note Modification Agreement, dated July 17, 2006 by and among KVH Industries, Inc., Banc of America Leasing & Capital, LLC (successor-by-merger to Fleet Capital Corporation) (“assignor”), and Bank of America, N.A. (successor-by-merger to Fleet National Bank) (“assignee”)		8-K	July 20, 2006	10.1
10.13	Second Amendment and Note Modification Agreement, dated December 28, 2006 by and among KVH Industries, Inc., and Bank of America, N.A.		8-K	January 3, 2007	10.1

Exhibit No.	Description	Filed with this Form 10-K	Incorporated by Reference
			Form	Filing Date	Exhibit No.
10.14	Third Amendment and Note Modification Agreement, dated August 20, 2007 by and among KVH Industries, Inc., and Bank of America, N.A.		10-K	March 8, 2010
10.15	Fourth Amendment and Note Modification Agreement, dated December 31, 2008 by and among KVH Industries, Inc., and Bank of America, N.A.		8-K	January 2, 2009	10.1
10.16	Fifth Amendment and Note Modification Agreement, dated June 9, 2011 by and between KVH Industries, Inc. and Bank of America, N.A.		8-K	June 14, 2011	10.1
10.17	Sixth Amendment, dated March 1, 2012 by and between KVH Industries, Inc. and Bank of America, N.A.		8-K	March 6, 2012	10.1
10.18	Seventh Amendment, dated September 17, 2012 by and between KVH Industries, Inc. and Bank of America, N.A.		8-K	September 19, 2012	10.1
10.19	Loan Agreement dated April 6, 2009 by and among KVH Industries, Inc., and Bank of America, N.A.		8-K	April 8, 2009	10.1
10.20	Second Amendment, dated June 9, 2011 by and between KVH Industries, Inc. and Bank of America, N.A., amending the Loan Agreement, dated April 6, 2009, as amended		8-K	June 14, 2011	10.2
21.1	List of Subsidiaries	X
23.1	Consent of KPMG LLP	X
31.1	Rule 13a-14(a)/15d-14(a) certification of principal executive officer	X
31.2	Rule 13a-14(a)/15d-14(a) certification of principal financial officer	X
32.1	Rule 1350 certification	X
**101.1
Interactive Data File regarding (a) our Consolidated Balance Sheets as of December 31, 2012 and 2011, (b) our Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and 2010, (c) our Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, 2011 and 2010, (d) our Consolidated Statements of Stockholders' Equity and Accumulated Other Comprehensive Income (Loss) for the years ended December 31, 2012, 2011 and 2010, (e) our Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010 and (e) the Notes to such Consolidated Financial Statements
		X

*	Management contract or compensatory plan.

**
Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files included as Exhibit 101.1 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections

SIGNATURES
Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KVH Industries, Inc.

Date: April 2, 2013	By:	/S/ MARTIN A. KITS VAN HEYNINGEN
Martin A. Kits van Heyningen President, Chief Executive Officer and Chairman of the Board
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Name	Title	Date

/S/ MARTIN A. KITS VAN HEYNINGEN	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	April 2, 2013
Martin A. Kits van Heyningen

/S/ PETER RENDALL	Chief Financial Officer (Principal Financial and Accounting Officer)	April 2, 2013
Peter Rendall

/S/ ROBERT W.B. KITS VAN HEYNINGEN	Director	April 2, 2013
Robert W.B. Kits van Heyningen

/S/ MARK S. AIN	Director	April 2, 2013
Mark S. Ain

/S/ STANLEY K. HONEY	Director	April 2, 2013
Stanley K. Honey

/S/ BRUCE J. RYAN	Director	April 2, 2013
Bruce J. Ryan

/S/ CHARLES R. TRIMBLE	Director	April 2, 2013
Charles R. Trimble

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
KVH Industries, Inc.:
We have audited the accompanying consolidated balance sheets of KVH Industries, Inc. and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, stockholders' equity and accumulated other comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated April 2, 2013 expressed an adverse opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP
Providence, Rhode Island
April 2, 2013

KVH INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$8,978,156	$7,017,198
Marketable securities	29,306,444	23,553,203
Accounts receivable, net of allowance for doubtful accounts of $929,294 as of December 31, 2012 and $622,687 as of December 31, 2011	27,654,094	25,958,516
Inventories	16,203,380	18,614,726
Prepaid expenses and other assets	3,264,175	2,552,146
Deferred income taxes	1,145,600	1,281,327
Total current assets	86,551,849	78,977,116
Property and equipment, less accumulated depreciation of $31,657,385 as of December 31, 2012 and $27,508,397 as of December 31, 2011	36,733,118	34,009,872
Intangible assets, less accumulated amortization of $825,639 as of December 31, 2012 and $434,318 as of December 31, 2011	1,683,676	1,902,771
Goodwill	4,711,942	4,425,711
Other non-current assets	4,363,531	3,834,752
Deferred income taxes	3,523,691	5,405,492
Total assets	$137,567,807	$128,555,714
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,086,552	$6,140,589
Accrued compensation and employee-related expenses	6,785,234	4,284,837
Accrued other	4,594,730	5,026,159
Accrued product warranty costs	813,802	933,184
Deferred revenue	1,891,792	2,683,982
Current portion of long-term debt	138,239	130,857
Total current liabilities	21,310,349	19,199,608
Other long-term liabilities	139,411	135,166
Line of credit	7,000,000	9,000,000
Long-term debt, excluding current portion	3,414,440	3,552,679
Total liabilities	31,864,200	31,887,453
Commitments and contingencies (notes 1, 5, 6 and 16)
Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 1,000,000 shares; none issued	—	—
Common stock, $0.01 par value. Authorized 30,000,000 shares, 16,563,836 and 16,207,268 shares issued; 14,904,845 and 14,548,277 shares outstanding at December 31, 2012 and December 31, 2011, respectively	165,726	162,160
Additional paid-in capital	111,513,635	106,592,491
Accumulated earnings	7,307,480	3,726,865
Accumulated other comprehensive loss	(132,988)	(663,009)
	118,853,853	109,818,507
Less: treasury stock at cost, common stock, 1,658,991 shares as of December 31, 2012 and December 31, 2011, respectively	(13,150,246)	(13,150,246)
Total stockholders’ equity	105,703,607	96,668,261
Total liabilities and stockholders’ equity	$137,567,807	$128,555,714

See accompanying Notes to Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2012	2011	2010
Sales:
Product	$90,677,292	$85,135,618	$92,058,745
Service	46,434,918	27,400,246	20,184,049
Net sales	137,112,210	112,535,864	112,242,794
Costs and expenses:
Costs of product sales	51,774,588	46,598,595	51,347,555
Costs of service sales	30,362,866	20,969,805	16,086,394
Research and development	12,147,998	11,548,247	10,714,889
Sales, marketing and support	24,069,079	23,472,521	18,470,019
General and administrative	12,187,794	10,555,026	10,083,851
Total costs and expenses	130,542,325	113,144,194	106,702,708
Income (loss) from operations	6,569,885	(608,330)	5,540,086
Interest income	510,471	296,953	301,352
Interest expense	323,431	223,061	204,076
Other income	86,247	909,619	23,448
Income before income tax (expense) benefit	6,843,172	375,181	5,660,810
Income tax (expense) benefit	(3,262,557)	484,468	2,612,402
Net income	$3,580,615	$859,649	$8,273,212
Per share information:
Net income per share, basic	$0.24	$0.06	$0.57
Net income per share, diluted	$0.24	$0.06	$0.56
Number of shares used in per share calculation:
Basic	14,777,175	14,767,606	14,419,599
Diluted	15,018,951	15,072,342	14,850,325

See accompanying Notes to Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2012	2011	2010
Net income	$3,580,615	$859,649	$8,273,212
Other comprehensive income (loss), net of tax:
Unrealized loss on marketable securities	(1,303)	(1)	(47,141)
Currency translation adjustment	562,568	(415,447)	260,256
Unrealized loss on interest rate swaps	(31,244)	(267,378)	(242,880)
Other comprehensive income (loss), net of tax	530,021	(682,826)	(29,765)
Total comprehensive income	$4,110,636	$176,823	$8,243,447

See accompanying Notes to Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

	Common Stock		Additional Paid-in Capital	Accumulated (Deficit) Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2009	14,154,278	$153,644	$96,274,199	$(5,405,996)	$49,582	$(9,471,119)	$81,600,310
Comprehensive income:
Net loss	—	—	—	8,273,212	—	—	8,273,212
Currency translation adjustment					260,256		260,256
Unrealized loss on interest rate swaps					(242,880)		(242,880)
Unrealized loss on marketable securities	—	—	—	—	(47,141)	—	(47,141)
Comprehensive income	—	—	—	—	—	—	8,243,447
Stock-based compensation	—	—	2,522,737	—	—	—	2,522,737
Registration fees	—	—	(6,962)	—	—	—	(6,962)
Tax benefit from exercise of stock options			478,947				478,947
Common stock issued under benefit plan	21,654	217	259,767	—	—	—	259,984
Acquisition of treasury stock	—	—	—	—	—	—	—
Payment of restricted stock withholdings	(37,726)	(377)	(480,409)	—	—	—	(480,786)
Exercise of stock options, vesting of restricted stock awards	550,553	5,505	3,679,482	—	—	—	3,684,987
Balance at December 31, 2010	14,688,759	$158,989	$102,727,761	$2,867,216	$19,817	$(9,471,119)	$96,302,664
Comprehensive income:
Net income	—	—	—	859,649	—	—	859,649
Currency translation adjustment	—	—	—	—	(415,447)	—	(415,447)
Unrealized loss on interest rate swaps	—	—	—	—	(267,378)	—	(267,378)
Unrealized loss on marketable securities	—	—	—	—	(1)	—	(1)
Comprehensive income	—	—	—	—	—	—	176,823
Stock-based compensation	—	—	3,541,501	—	—	—	3,541,501
Registration fees	—	—	(10,000)	—	—	—	(10,000)
Tax benefit from exercise of stock options	—	—	19,396	—	—	—	19,396
Common stock issued under benefit plan	38,718	387	288,790	—	—	—	289,177
Acquisition of treasury stock	(457,667)					(3,679,127)	(3,679,127)
Payment of restricted stock withholdings	(46,444)	(465)	(624,068)	—	—	—	(624,533)
Exercise of stock options, vesting of restricted stock awards	324,911	3,249	649,111	—	—	—	652,360
Balance at December 31, 2011	14,548,277	$162,160	$106,592,491	$3,726,865	$(663,009)	$(13,150,246)	$96,668,261
Comprehensive income:
Net income	—	—	—	3,580,615	—	—	3,580,615
Currency translation adjustment	—	—	—	—	562,568	—	562,568
Unrealized loss on interest rate swaps	—	—	—	—	(31,244)	—	(31,244)
Unrealized loss on marketable securities	—	—	—	—	(1,303)	—	(1,303)
Comprehensive income	—	—	—	—	—	—	4,110,636
Stock-based compensation	—	—	3,679,248	—	—	—	3,679,248
Tax benefit from exercise of stock options	—	—	619,138	—	—	—	619,138
Common stock issued under benefit plan	27,308	273	270,225	—	—	—	270,498
Payment of restricted stock withholdings	(34,929)	(349)	(332,361)	—	—	—	(332,710)
Exercise of stock options, vesting of restricted stock awards	364,189	3,642	684,894	—	—	—	688,536
Balance at December 31, 2012	14,904,845	$165,726	$111,513,635	$7,307,480	$(132,988)	$(13,150,246)	$105,703,607

See accompanying Notes to Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net income	$3,580,615	$859,649	$8,273,212
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	535,617	275,526	280,578
Depreciation and amortization	4,609,654	4,374,169	3,845,016
Deferred income taxes	2,046,278	(737,496)	(3,133,858)
Loss on interest rate swaps	128,102	132,589	102,572
Compensation expense related to stock-based awards and employee stock purchase plan	3,679,248	3,532,909	2,523,799
Changes in operating assets and liabilities:
Accounts receivable	(2,230,743)	(7,438,392)	(2,660,238)
Inventories	2,420,196	(3,850,824)	(1,215,185)
Prepaid expenses and other assets	(716,697)	164,089	(1,078,556)
Other non-current assets	(557,820)	2,028,341	645,674
Accounts payable	942,852	2,223,153	178,539
Deferred revenue	(785,415)	1,683,950	(43,713)
Accrued expenses	1,400,873	(253,089)	1,499,612
Other long-term liabilities	4,245	(1,127,359)	360,411
Net cash provided by operating activities	$15,057,005	$1,867,215	$9,577,863
Cash flows from investing activities:
Capital expenditures	(6,504,094)	(14,064,106)	(11,010,756)
Net cash paid for business acquired	—	—	(6,365,518)
Purchases of marketable securities	(21,944,408)	(49,541,143)	(87,886,677)
Maturities and sales of marketable securities	16,189,864	56,053,571	93,207,446
Net cash used in investing activities	$(12,258,638)	$(7,551,678)	$(12,055,505)
Cash flows from financing activities:
Repayments of long-term debt	(130,857)	(123,870)	(117,256)
Proceeds from stock options exercised and employee stock purchase plan	1,578,172	941,537	4,423,918
Repurchase of common stock	—	(3,679,127)	—
Payment of employee restricted stock withholdings	(332,710)	(624,533)	(480,786)
Repayments of line of credit borrowings	(2,000,000)	—	—
Proceeds from line of credit borrowings	—	9,000,000	—
Payment of stock registration fee	—	(10,000)	(6,962)
Net cash (used in) provided by financing activities	(885,395)	5,504,007	3,818,914
Effect of exchange rate changes on cash and cash equivalents	47,986	(43,534)	29,145
Net increase (decrease) in cash and cash equivalents	1,960,958	(223,990)	1,370,417
Cash and cash equivalents at beginning of period	7,017,198	7,241,188	5,870,771
Cash and cash equivalents at end of period	$8,978,156	$7,017,198	$7,241,188
Supplemental disclosure of cash flow information:
Cash paid for interest	$200,624	$267,281	$189,931
Cash paid for income taxes	$322,856	$57,968	$881,025
Supplemental disclosure of noncash investing activity:
Changes in accrued liabilities related to fixed asset additions	$435,000	$944,649	$—

See accompanying Notes to Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011 and 2010
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
The accompanying consolidated financial statements of KVH Industries, Inc. and its wholly-owned subsidiaries, KVH Industries A/S, KVH Industries Pte. Ltd., KVH Industries Brasil Comunicacao Por Satelite Ltda., KVH Industries Japan Co. Ltd., and KVH Industries Norway A/S (collectively, KVH or the Company), have been prepared in accordance with accounting principles generally accepted in the United States of America. The Company has evaluated all subsequent events through the date of this filing. Given that KVH Industries A/S, KVH Industries Pte. Ltd., KVH Industries Japan Co. Ltd., and KVH Industries Brasil Comunicacao Por Satelite Ltda. operate as the Company’s European, Singaporean, Japanese and Brazilian international distributors, all of their operating expenses are reflected within sales, marketing and support within the accompanying consolidated statements of operations. KVH Industries Norway A/S, a subsidiary of KVH Industries A/S that was purchased in September 2010, develops and distributes middleware software solutions known as CommBox technology, which is included in the Company’s satellite communications products and services. All significant intercompany accounts and transactions have been eliminated in consolidation.

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
December 31, 2012, 2011 and 2010
(in thousands except share and per share amounts)

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
The Company has accounted for its $35,600 contract received in June 2012 from SANG to purchase TACNAV products and services under ASC 605-25, Multiple-Element Arrangements. See section (e) of this note for estimates and assumptions related to multiple-element-arrangements and completed contract sales accounting.
The total contract value associated with TACNAV products is $21,200 for which shipments are estimated to continue through the first half of 2013. Revenue is recognized for these product sales after transfer of title and risk of loss after inspection occurs. The total contract value associated with all services is $14,400 which are estimated to continue through 2014. The revenue for these services is recognized using the percentage of completion accounting method. The Company limits the amount of revenue recognized for delivered elements to the amount that is not contingent on the future delivery of products or services, future performance obligations, or subject to customer-specific return or refund privileges. Total revenue recognized on the SANG contract in 2012 was approximately $15,200.

(d)	Concentration of Credit Risk and Single Source Suppliers
Cash, cash equivalents and marketable securities. The Company is potentially subject to financial instrument concentration of credit risk through its cash, cash equivalent and marketable securities investments. To mitigate these risks the Company maintains cash, cash equivalents and marketable securities with reputable and nationally recognized financial institutions. As of December 31, 2012, $29,306 classified as marketable securities was held by Wells Fargo and substantially all of the cash and cash equivalents were held by Bank of America, N.A. See note 2 for a description of marketable securities.
Trade accounts receivable. Concentrations of risk (see note 11) with respect to trade accounts receivable are generally limited due to the large number of customers and their dispersion across several geographic areas. Although the Company does not foresee credit risk associated with these receivables to deviate from historical experience, repayment is dependent upon the financial stability of those individual customers. The Company establishes allowances for potential bad debts and evaluates, on a monthly basis, the adequacy of those reserves based upon historical experience and its expectations for future collectability concerns. Activity within the Company’s allowance for doubtful accounts for the periods presented is as follows:

	2012	2011	2010
Beginning balance	$623	$592	$844
Additions charged to expense	536	276	281
Deductions (write-offs/recoveries) from reserve	(230)	(245)	(533)
Ending balance	$929	$623	$592
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
December 31, 2012, 2011 and 2010
(in thousands except share and per share amounts)

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
Multiple-element revenue arrangements. Some of our sales involve multiple-element arrangements that include both hardware-related products and contracted service, or satellite connectivity that are accounted under ASC 605-25, Multiple-Element Arrangements.
Multiple elements, arrangement consideration is allocated to each element based on the relative selling prices of all of the elements in the arrangement using the fair value hierarchy as required by “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements,” (Accounting Standards Update “ASU” 2009-13). The Company adopted the provisions of ASU 2009-13 as of January 1, 2010. ASU 2009-13 requires the Company establish VSOE of fair value based upon the price charged when the same element is sold separately or established by management having the relevant pricing authority. When VSOE exists it is used to determine the selling price of a deliverable. When VSOE is not established, the Company attempts to establish the selling price of each element based on TPE. When the Company is unable to establish selling price using VSOE or TPE, the Company uses BESP in the allocation of arrangement consideration for the relevant deliverables. The objective of BESP is to determine the price at which the Company would transact a sale if a product or service was sold on a stand-alone basis. The Company determines BESP for our products and certain services by considering multiple factors including, but not limited to, overall market conditions, including geographic or regional-specific market factors and profit objectives for such deliverables.
Each deliverable within the Company's multiple-deliverable revenue arrangements is accounted for as a separate unit of accounting under the guidance of ASU 2009-13 if both of the following criteria are met: the delivered item or items have value to the customer on a standalone basis; and for an arrangement that includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in the control of the Company. The Company considers a deliverable to have standalone value if the item is sold separately by the Company or another vendor or if the item could be resold by the customer. Further, the Company's revenue arrangements generally do not include a general right of return relative to delivered products.
Deliverables not meeting the criteria for being a separate unit of accounting are combined with a deliverable that does meet that criterion. The appropriate allocation of arrangement consideration and recognition of revenue is then determined for the combined unit of accounting.
Satellite connectivity sales. Directly sold and re-sold satellite connectivity service for voice, data and Internet is recognized monthly based upon minutes or megabytes of traffic processed or contracted fixed fee schedules. Typically subscribers enter into a contracted one year minimum service agreement. The Company records all satellite connectivity service sales to subscribers as gross sales, as the Company is the primary obligor in the contracted service arrangement. All associated regulatory service fees and costs are recorded net in the consolidated financial statements. The accounting estimates related to the recognition of satellite connectivity service sales in the results of operations require the Company to make assumptions about future billing adjustments for disputes with subscribers as well as unauthorized usage.
Lease financing. Lease financing consists of sales-type leases primarily of the TracPhone V7. The Company records the leases at a price typically equivalent to normal selling price and in excess of the cost or carrying amount. Upon delivery, the Company records the present value of all payments under these leases as revenues, and the related costs of the product are charged to cost of sales. Interest income is recognized throughout the lease term (typically 3 years) using an implicit interest rate. Through December 31, 2012, lease sales have not been a significant portion of the Company’s total sales.
Contracted service sales. The Company engages in contracts for development, production and services activities which it accounts for consistent with FASB ASC 605-35, Accounting for Performance of Construction-Type and Certain Production-

KVH INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2012, 2011 and 2010
(in thousands except share and per share amounts)

Type Contracts, and other relevant revenue recognition accounting literature. The Company considers the nature of these contracts and the types of products and services provided when determining the proper accounting for a particular contract. Customer and government-agency contracted engineering service and grant sales under development contracts are recognized primarily under the percentage of completion method during the period in which the Company performs the service or development efforts in accordance with the agreement. Services performed under these types of contracts include engineering studies, surveys, building construction, prototype development and program management. Performance is determined principally by comparing the accumulated costs incurred to date with management’s estimate of the total cost to complete the contracted work. The Company establishes billing terms at the time project deliverables and milestones are agreed. Revenues recognized in excess of the amounts invoiced to clients are classified within the accompanying consolidated balance sheets in the caption “prepaid expenses and other assets.”
Sales related to customer contracts that call for standard product modification or enhancement are recognized upon the complete delivery and title transfer of all customer-approved products. Costs of contracts in progress are accumulated within the accompanying consolidated balance sheets in the caption “prepaid expenses and other assets” and relieved upon product delivery or when billed.
The use of contract accounting requires significant judgment relative to estimating total contract revenues and costs, including assumptions relative to the length of time to complete the contract, the nature and complexity of the work to be performed, and prices for subcontractor services and materials. The risk to the Company on a fixed-price contract is that if estimates to complete the contract change from one period to the next, profit levels will vary from period to period. The Company's estimates are based upon the professional knowledge and experience of its engineers, program managers and other personnel, who review each long-term contract monthly to assess the contract's schedule, performance, technical matters and estimated cost at completion. Changes in estimates are applied when adjustments in estimated contract costs are identified, such revisions may result in current period adjustments to earnings applicable to performance in prior periods. Any advance payments arising from such extended-term development contracts are recorded as deposits. If, in any period, estimated total costs under a contract indicate an expected loss, then such loss is provided for in that period. Through December 31, 2012, contracted service revenue has not been a significant portion of the Company’s total sales.
Product service sales. Product service sales other than under development contracts are recognized when completed services are provided to the customer and collectability is reasonably assured. The Company establishes reserves for potential sales returns, credit and allowances, and evaluates, on a monthly basis, the adequacy of those reserves based upon historical experience and its expectations for the future. Through December 31, 2012, product service sales have not been a significant portion of the Company’s total sales.
DIRECTV subsidies and commissions. One-time subsidies and new mobile account activation fees from DIRECTV for customers who activate their DIRECTV service directly through KVH are recognized in the month of activation. The Company establishes reserves for potential credits for early customer cancellations, on a quarterly basis. The adequacy of those reserves is based upon historical experience. Through December 31, 2012, such payments from DIRECTV have not been a significant portion of the Company’s total sales.
Extended warranty sales. The Company sells extended warranty contracts on mobile communications and guidance and stabilization products. Sales under these contracts are recognized ratably over the contract term. Through December 31, 2012, warranty sales have not been a significant portion of the Company’s total sales.

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

(g)	Cash, Cash Equivalents and Marketable Securities
In accordance with the Company’s investment policy, cash in excess of operational needs is invested in money market mutual funds, government agency bonds, United States treasuries, corporate notes, and certificates of deposit, which are reflected within marketable securities in the accompanying consolidated balance sheets. The Company determines the

KVH INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2012, 2011 and 2010
(in thousands except share and per share amounts)

appropriate classification of marketable securities at each balance sheet date. As of December 31, 2012 and 2011, all of the Company’s marketable securities have been designated as available-for-sale and are carried at their fair value with unrealized gains and losses included in accumulated other comprehensive (loss) income in the accompanying consolidated balance sheets.
The Company reviews investments in debt securities for other than temporary impairment whenever the fair value of an investment is less than amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time. To determine whether an impairment is other-than-temporary, the Company considers whether it intends to sell the security, whether it expects to recover the credit loss, and if it is more likely than not that the Company will be required to sell the security prior to recovery. Evidence considered in this assessment includes the reasons for the impairment, compliance with the Company’s investment policy, the severity and duration of the impairment, changes in value subsequent to year-end and forecasted performance of the investee. The Company has reviewed its securities with unrealized losses as of December 31, 2012 and 2011, and has concluded that no other-than-temporary impairments exist.

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
Goodwill is recorded when the consideration for an acquisition exceeds the fair value of net tangible and identifiable intangible assets acquired. Goodwill is not amortized, but instead is tested for impairment at least annually, or if indicators of potential impairment exist by comparing the fair value of the Company’s reporting unit to its carrying value. The Company estimates the fair value of the Virtek Communication reporting unit using a discounted cash flow model or other valuation models, such as comparative transactions and market multiples. The Company performed its annual impairment test as of August 31, 2012 and noted no indicators of potential goodwill impairment.
Intangible assets are comprised of intellectual property, which is amortized over its estimated useful life of seven years. Intangible assets are reviewed for impairment when events or changes in circumstances indicate that their carrying amounts may not be recoverable based upon the estimated undiscounted cash flows. No events or changes in circumstances indicated that any of the carrying amounts of the Company’s intangible assets may not be recoverable during 2012.
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

KVH INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2012, 2011 and 2010
(in thousands except share and per share amounts)

(l)	Product Warranty
The Company’s products carry limited warranties that range from one to four years and vary by product. The warranty period begins on the date of retail purchase or lease by the original purchaser. The Company accrues estimated product warranty costs at the time of sale and any additional amounts are recorded when such costs are probable and can be reasonably estimated. Factors that affect the Company’s warranty liability include the number of units sold or leased, historical and anticipated rates of warranty repairs and the cost per repair. Warranty and related costs are reflected within sales, marketing and support in the accompanying statements of operations. As of December 31, 2012 and 2011, the Company had accrued product warranty costs of $814 and $933, respectively. The following table summarizes product warranty activity during 2012 and 2011:

	2012	2011
Beginning balance	$933	$887
Charges to expense	419	772
Costs incurred	(538)	(726)
Ending balance	$814	$933

(m)	Shipping and Handling Costs
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
Expenditures for research and development, including customer-funded research and development, are expensed as incurred. Revenue and related development costs from customer-funded research and development are as follows:

	Year Ended December 31,
	2012	2011	2010
Customer-funded product sales	$—	$—	$4,478
Customer-funded service sales	5,470	1,061	1,062
Customer-funded costs included in costs of service sales	3,424	412	953
Customer-funded costs included in costs of product sales	—	—	1,001

(o)	Advertising Costs
Costs related to advertising are expensed as incurred. Advertising expense was $2,523, $2,081, and $2,171 for the years ended December 31, 2012, 2011, and 2010, respectively, and is included in sales, marketing, and support expense in the accompanying consolidated statements of operations.

(p)	Foreign Currency Translation
The financial statements of the Company’s foreign subsidiaries located in Denmark and Singapore are maintained using the United States dollar as the functional currency. Exchange rates in effect on the date of the transaction are used to record monetary assets and liabilities. Revenue and other expense elements are recorded at rates that approximate the rates in effect on the transaction dates. Realized foreign currency remeasurement gains and losses are recognized within “other income (expense)” in the accompanying consolidated statements of operations. For the years ended December 31, 2012, 2011, and 2010, the Company experienced foreign currency losses of $37, $79 and $22, respectively.
The financial statements of the Company’s Brazilian, Norwegian and Japanese subsidiaries use the foreign subsidiaries’ respective local currencies as the functional currency. The Company translates the assets and liabilities of these foreign subsidiaries at the exchange rates in effect at year-end. Net sales, costs and expenses are translated using average exchange rates in effect during the year. Gains and losses from foreign currency translation are credited or charged to accumulated other comprehensive (loss) income included in stockholders' equity in the accompanying consolidated balance sheets.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2012, 2011 and 2010
(in thousands except share and per share amounts)

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

(r)	Net Income per Common Share
Basic net income per share is calculated based on the weighted average number of common shares outstanding during the period. Diluted net income per share incorporates the dilutive effect of common stock equivalent options, warrants and other convertible securities, if any, as determined in accordance with the treasury stock accounting method. Common stock equivalents related to options and restricted stock awards for 861,823, 597,463, and 196,076 shares of common stock for the years ended December 31, 2012, 2011, and 2010 respectively, have been excluded from the fully diluted calculation of net income per share, as inclusion would be anti-dilutive.
A reconciliation of the basic and diluted weighted average common shares outstanding is as follows:

	2012	2011	2010
Weighted average common shares outstanding—basic	14,777,175	14,767,606	14,419,599
Dilutive common shares issuable in connection with stock plans	241,776	304,736	430,726
Weighted average common shares outstanding—diluted	15,018,951	15,072,342	14,850,325

(s)	Contingent Liabilities
The Company estimates the amount of potential exposure it may have with respect to claims, assessments and litigation in accordance with ASC 450, Contingencies. The Company is not party to any lawsuit or proceeding that, in management’s opinion, is likely to materially harm the Company’s business, results of operations, financial condition or cash flows, as described in note 16. It is not always possible to predict the outcome of litigation, as it is subject to many uncertainties. Additionally, it is not always possible for management to make a meaningful estimate of the potential loss or range of loss associated with such litigation. As of December 31, 2012, no losses have been accrued with respect to pending litigation.

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

(u)	Recent Accounting Pronouncements Adopted During the Year Ended December 31, 2012
In May 2011, the Financial Accounting Standards Board, or FASB issued Accounting Standards Update 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS”, which amended ASC 820, “Fair Value Measurements and Disclosures.” This guidance addresses efforts to achieve convergence between U.S. GAAP and International Financial Reporting Standards (IFRS) requirements for measurement of and disclosures about fair value. The amendments are not expected to have a significant impact on companies applying U.S. GAAP. Key provisions of the amendment include: a prohibition on grouping financial instruments for purposes

KVH INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2012, 2011 and 2010
(in thousands except share and per share amounts)

of determining fair value, except when an entity manages market and credit risks on the basis of the entity’s net exposure to the group; an extension of the prohibition against the use of a blockage factor to all fair value measurements (that prohibition currently applies only to financial instruments with quoted prices in active markets); and a requirement that for recurring Level 3 fair value measurements, entities disclose quantitative information about unobservable inputs, a description of the valuation process used and qualitative details about the sensitivity of the measurements. In addition, for items not carried at fair value but for which fair value is disclosed, entities will be required to disclose the level within the fair value hierarchy that applies to the fair value measurement disclosed. This guidance is effective for the Company in its interim and annual reporting periods beginning after December 15, 2011. Adoption of this guidance did not have a significant impact on the determination or reporting of the Company's financial results.
In June 2011, the FASB issued Accounting Standards Update 2011-05, “Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income,” (ASU 2011-05) which amends current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. Instead, the Company must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. ASU 2011-05 is effective for public companies during the interim and annual periods beginning after December 15, 2011 with early adoption permitted. The adoption of ASU 2011-05 did not have an impact on the Company’s consolidated financial position, results of operations or cash flows as it only requires a change in the format of the current presentation.
In September 2011, the FASB issued Accounting Standards Update 2011-08, “Intangibles—Goodwill and Other (Topic 350): Testing for Goodwill Impairment,” (ASU 2011-8). ASU 2011-8 gives companies the option to perform a qualitative assessment to determine whether it is more likely than not (a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount, and in some cases, skip the two-step impairment test. The objective of the revised standard is to simplify how an entity tests goodwill for impairment and to reduce the cost and complexity of the annual goodwill impairment test. ASU 2011-8 is effective for fiscal years beginning after December 15, 2011, with early adoption permitted. The adoption of ASU 2011-8 did not have a significant impact on the determination or reporting of the Company's financial results.
In December 2011, the FASB issued Accounting Standards Update No. 2011-12, "Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-5," (ASU 2011-12). ASU 2011-12 defers the provisions of ASU 2011-05 that relate to the presentation of reclassification adjustments. The amendments in this update are effective for fiscal years beginning after December 15, 2011. The Company adopted the deferral provisions of this pronouncement as of January 1, 2012. The adoption did not have an impact on the Company's financial position or results of operations.
In July 2012, the FASB issued Accounting Standards Update 2012-02, "Testing Indefinite-Lived Intangible Assets for Impairment," which allows an organization to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test for indefinite-lived intangible assets. An organization that elects to perform a qualitative assessment no longer is required to calculate the fair value of an indefinite-lived intangible asset unless it determines that it is more likely than not that the asset is impaired. The guidance, which applies to all public, private, and not-for-profit organizations, is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The adoption of this guidance did not have a significant impact on the Company's financial position or results of operations.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2012, 2011 and 2010
(in thousands except share and per share amounts)

(2)	Marketable Securities
Included in marketable securities as of December 31, 2012 and 2011 are the following:

December 31, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market mutual funds	$9,921	$—	$—	$9,921
Government agency bonds	6,816	1	—	6,817
United States treasuries	6,089	—	—	6,089
Corporate notes	4,682		(3)	4,679
Certificates of deposit	1,800	—	—	1,800
Total marketable securities designated as available for sale	$29,308	$1	$(3)	$29,306

December 31, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market mutual funds	$8,818	$—	$—	$8,818
Government agency bonds	9,014	1	—	9,015
United States treasuries	—	—	—	—
Corporate notes	3,019	—	—	3,019
Certificates of deposit	2,701	—	—	2,701
Total marketable securities designated as available for sale	$23,552	$1	$—	$23,553
The amortized costs and fair value of debt securities as of December 31, 2012 and 2011 are shown below by effective maturity. Effective maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

December 31, 2012	Amortized Cost	Fair Value
Due in less than one year	$22,485	$22,485
Due after one year and within two years	6,823	6,821
	$29,308	$29,306
December 31, 2011	Amortized Cost	Fair Value
Due in less than one year	$15,538	$15,538
Due after one year and within two years	8,014	8,015
	$23,552	$23,553
No realized gains or losses were recognized on the Company’s marketable securities during the years ended December 31, 2012 and 2011.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2012, 2011 and 2010
(in thousands except share and per share amounts)

(3)	Inventories
Inventories as of December 31, 2012 and 2011 include the costs of material, labor, and factory overhead. Inventories consist of the following:

	December 31,
	2012	2011
Raw materials	$9,173	$11,039
Work in process	1,789	1,805
Finished goods	5,241	5,771
	$16,203	$18,615

(4)	Property and Equipment
Property and equipment, net, as of December 31, 2012 and 2011 consist of the following:

	December 31,
	2012	2011
Land	$3,827	$3,827
Building and improvements	21,297	19,815
Leasehold improvements	286	222
Machinery and equipment	32,266	27,701
Office and computer equipment	10,663	9,887
Motor vehicles	51	66
	68,390	61,518
Less accumulated depreciation	(31,657)	(27,508)
	$36,733	$34,010
Depreciation for the years ended December 31, 2012, 2011, and 2010 amounted to $4,216, $4,043, and $3,744, respectively.

(5)	Debt and Line of Credit
On April 6, 2009, the Company entered into a mortgage loan in the amount of $4,000 related to its headquarters facility in Middletown, Rhode Island. The loan term is ten years, with a principal amortization of twenty years, and the interest rate will be a rate per year adjusted periodically based on a defined interest period equal to the BBA LIBOR Rate plus 2.25 percentage points. On June 9, 2011, the Company entered into an amendment to the mortgage loan, providing for an adjustment of the interest rate from the BBA LIBOR Rate plus 2.25 percentage points to the BBA LIBOR Rate plus 2.00 points. Land, building and improvements with an approximate carrying value of $4,362 as of December 31, 2012 secure the mortgage loan. The monthly mortgage payment is approximately $11 plus interest and increases in increments of approximately $1 each year throughout the life of the mortgage. Due to the difference in the term of the loan and amortization of the principal, a balloon payment of $2,551 is due on April 1, 2019. The loan contains one financial covenant, a Fixed Charge Coverage Ratio, which applies in the event that the Company’s consolidated cash, cash equivalents and marketable securities balance falls below $25,000 at any time. As the Company’s consolidated cash, cash equivalents and marketable securities balance was above $25,000 throughout the year ended December 31, 2012, the Fixed Charge Coverage Ratio did not apply. Under the mortgage loan, the Company may prepay its outstanding loan balance subject to certain early termination charges as defined in the mortgage loan agreement. If the Company were to default on its mortgage loan, the land, building and improvements would be used as collateral.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2012, 2011 and 2010
(in thousands except share and per share amounts)

The following is a summary of future principal payments under the mortgage:

Year ending December 31,	Principal Payment
2013	$138
2014	146
2015	154
2016	163
2017	172
Thereafter	2,780
Total outstanding at December 31, 2012	$3,553
The Company currently has a revolving loan agreement with a bank that provides for a maximum available credit of $15,000 and will expire on December 31, 2014. The Company pays interest on any outstanding amounts at a rate equal to the BBA LIBOR Daily Floating Rate plus 1.25%. The line of credit contains two financial covenants, a Liquidity Covenant, which requires the Company to maintain at least $20,000 in unencumbered liquid assets, as defined in the loan agreement, and a Fixed Charge Coverage Ratio. As of December 31, 2012, the Company was not in default of either covenant. Subject to the terms of the agreement and so long as no event of default has occurred, until September 30, 2013, the Company has the option of converting up to $12,000 of revolving loans into one or more term loans at a floating interest rate equal to LIBOR plus 1.75%. The Company may terminate the loan agreement prior to its full term without penalty, provided the Company gives 30 days' advance written notice to the bank. As of December 31, 2012, the Company had borrowed $7,000 under the facility, the repayment of which is due no later than the maturity date of December 31, 2014.
Total commitment fees related to the line of credit were $27, $49, and $49 for the years ended December 31, 2012, 2011, and 2010, respectively.

(6)	Commitments and Contingencies
The Company has certain operating leases for satellite capacity, various equipment, and facilities. The following reflects future minimum payments under operating leases that have initial or remaining non-cancelable lease terms at December 31, 2012:

Years ending December 31,	Operating Leases
2013	$12,620
2014	10,040
2015	5,454
2016	3,173
2017	2,034
Thereafter	540
Total minimum lease payments	$33,861
Total rent expense incurred under facility operating leases for the years ended December 31, 2012, 2011, and 2010 amounted to $302, $745, and $754, respectively.
In the normal course of business, the Company enters into unconditional purchase order obligations with its suppliers for inventory and other operational purchases. Outstanding and unconditional purchase order obligations were $21,200 as of December 31, 2012.
The Company did not have any off-balance sheet commitments, guarantees, or standby repurchase obligations as of December 31, 2012.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2012, 2011 and 2010
(in thousands except share and per share amounts)

(7)	Stockholders’ Equity

(a)	Employee Stock Options
Options are granted with an exercise price equal to the fair market value of the common stock on the date of grant and generally vest in equal annual amounts over four years beginning on the first anniversary of the date of the grant. No options are exercisable for periods of more than 5 years after date of grant. Under the Company’s Amended and Restated 2006 Stock Incentive Plan, each share issued under awards other than options will reduce the number of shares reserved for issuance by two shares. Shares issued under options will reduce the shares reserved for issuance on a share-for-share basis. All plans were approved by the Company’s shareholders, pursuant to which 7,165,000 shares of the Company’s common stock were reserved for issuance. As of December 31, 2012, 6,028,661 options and awards to purchase shares of common stock had been issued or expired and 1,136,339 were available for future grants. The Compensation Committee of the Board of Directors administers the plans, approves the individuals to whom options will be granted and determines the number of shares and exercise price of each option. Outstanding options under the plans at December 31, 2012 expire from January 2013 through November 2017. None of the Company’s outstanding options includes performance-based or market-based vesting conditions as of December 31, 2012.
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
The per share weighted-average fair values of stock options granted during 2012, 2011 and 2010 were $4.97, $6.36, and $6.54, respectively. The weighted-average assumptions used to value options as of their grant date were as follows:

	Year Ended December 31,
	2012	2011	2010
Risk-free interest rate	0.69%	1.65%	0.95%
Expected volatility	64.6%	60.4%	60.0%
Expected life (in years)	4.22	4.23	4.18
Dividend yield	0%	0%	0%
The changes in outstanding stock options for the year ended December 31, 2012, are as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2011	816,077	$11.28
Granted	496,240	9.92
Exercised	(80,255)	8.58
Expired, canceled or forfeited	(154,264)	10.72
Outstanding at December 31, 2012	1,077,798	$10.93	3.28	$3,391
Exercisable at December 31, 2012	290,911	$10.52	1.78	$1,032
The total intrinsic value of options exercised was $173, $183, and $1,157 in 2012, 2011 and 2010, respectively. The total aggregate intrinsic value of options outstanding at December 31, 2011 and 2010 was $112 and $1,254, respectively. The total aggregate intrinsic value of options exercisable at December 31, 2011 and 2010 was $85 and $851, respectively.

As of December 31, 2011 and 2010, the number of options exercisable was 361,994 and 416,710, respectively, and the weighted average exercise price of those options was $9.36 and $10.06 per share, respectively. The weighted average

KVH INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2012, 2011 and 2010
(in thousands except share and per share amounts)

remaining contractual term for options exercisable at December 31, 2011 and 2010 was 1.18 and 1.44 years, respectively. The weighted average remaining contractual term for options outstanding at December 31, 2011 and 2010 was 2.63 and 2.28 years, respectively.
As of December 31, 2012, there was $2,913 of total unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted-average period of 2.83 years. In 2012, 2011 and 2010, the Company recorded compensation charges of $1,130, $709 and $514, respectively, related to stock options. Compensation costs for options subject only to service conditions that vest ratably are recognized on a straight-line basis over the requisite service period for the entire award. During 2012, 2011 and 2010, cash received under stock option plans for exercises was $689, $652 and $3,685, respectively.

(b)	Restricted Stock
The Company granted 43,340, 167,500 and 324,321 restricted stock awards to employees under the terms of the Amended and Restated 2006 Stock Incentive Plan for the years ended December 31, 2012, 2011, and 2010, respectively. The restricted stock awards vest annually over four years from the date of grant subject to the recipient remaining an employee through the applicable vesting dates. Compensation expense for restricted stock awards is measured at fair value on the date of grant based on the number of shares granted and the quoted market closing price of the Company’s common stock. Such value is recognized as expense over the vesting period of the award, net of estimated forfeitures. The weighted-average grant-date fair value of restricted stock granted during 2012, 2011 and 2010 was $12.53, $13.29 and $13.12 per share, respectively.
As of December 31, 2012, there was $2,448 of total unrecognized compensation expense related to restricted stock awards, which is expected to be recognized over a weighted-average period of 1.16 years. Compensation costs for awards subject only to service conditions that vest ratably are recognized on a straight-line basis over the requisite service period for the entire award. Compensation cost for awards initially subject to certain performance conditions are recognized on a ratable basis over the requisite service period for the entire award. In 2012, 2011 and 2010, the Company recorded compensation charges of $2,495, $2,728 and $1,942, respectively, related to restricted stock awards.
Restricted stock activity under the Amended and Restated 2006 Stock Incentive Plan for 2012 is as follows:

	Number of Shares	Weighted- average grant date fair value
Outstanding at December 31, 2011, nonvested	615,848	$10.10
Granted	43,340	12.53
Vested	(283,934)	9.23
Forfeited	(3,643)	10.33
Outstanding at December 31, 2012, nonvested	371,611	$11.05

(c)	Employee Stock Purchase Plan
Under the Company’s Amended and Restated Employee Stock Purchase Plan (ESPP), the Company is authorized to issue up to 600,000 shares of common stock, of which 36,100 shares remain available as of December 31, 2012.
The ESPP covers all of the Company’s employees. Under the terms of the ESPP, eligible employees can elect to have up to six percent of their pre-tax compensation withheld to purchase shares of the Company’s common stock on a semi-annual basis. The ESPP allows eligible employees the right to purchase the Company’s common stock on a semi-annual basis at 85% of the market price at the end of each purchase period. During 2012, 2011 and 2010, 27,308, 38,718, and 21,654 shares, respectively, were issued under this plan. The Company utilizes the Black-Scholes option-pricing model to calculate the fair value of these discounted purchases. The fair value of the 15% discount is recognized as compensation expense over the purchase period. The Company applies a graded vesting approach because the ESPP provides for multiple purchase periods and is, in substance, a series of linked awards. In 2012, 2011 and 2010, the Company recorded compensation charges of $54, $96 and $68, respectively, related to the ESPP. During 2012, 2011 and 2010, cash received under the ESPP was $270, $289 and $260, respectively.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2012, 2011 and 2010
(in thousands except share and per share amounts)

(8)	Income Taxes
Income tax expense (benefit) for the years ended December 31, 2012, 2011, and 2010 attributable to income (loss) from operations is presented below.

	Current	Deferred	Total
Year ended December 31, 2012
Federal	$715	$2,036	$2,751
State	146	254	400
Foreign	248	(137)	111
	$1,109	$2,153	$3,262
Year ended December 31, 2011
Federal	$(16)	$120	$104
State	179	(955)	(776)
Foreign	212	(24)	188
	$375	$(859)	$(484)
Year ended December 31, 2010
Federal	$217	$(2,142)	$(1,925)
State	136	(998)	(862)
Foreign	154	21	175
	$507	$(3,119)	$(2,612)
The actual income tax expense (benefit) differs from the “expected” income tax expense (benefit) computed by applying the United States Federal corporate income tax rate of 35% to income before tax expense (benefit) as follows:

	Year Ended December 31,
	2012	2011	2010
Computed “expected” tax expense	$2,395	$131	$1,981
Decrease in income taxes resulting from:
State income tax expense, net of federal benefit	674	83	636
State research and development, investment credits	(301)	(1,006)	(342)
Non-deductible expenses	116	101	268
Foreign tax rate differential	(27)	(42)	(28)
Federal research and development credits	—	(351)	(378)
Adjustments to operating loss carry-forwards and other deferred taxes, net	(33)	(44)	(346)
Stock-based compensation	(30)	306	146
Change in valuation allowance	468	338	(4,549)
Net income tax expense (benefit)	$3,262	$(484)	$(2,612)

KVH INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2012, 2011 and 2010
(in thousands except share and per share amounts)

The components of results of income from operations before income tax expense (benefit) determined by tax jurisdiction, are as follows:

	Year Ended December 31,
	2012	2011	2010
United States	$7,917	$971	$5,458
Denmark	(295)	(161)	390
Norway	570	726	61
Brazil	(1,375)	(1,210)	(260)
Singapore	25	49	12
Japan	1	—	—
Total	$6,843	$375	$5,661
The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities as of the dates presented are as follows:

	December 31,
	2012	2011
Deferred tax assets:
Accounts receivable, due to allowance for doubtful accounts	$313	$355
Inventories	289	283
Operating loss carry-forwards	1,011	2,674
Stock-based compensation expense	1,194	1,197
Intangible assets due to differences in amortization	74	56
Research and development, alternative minimum tax credit carry-forwards	3,507	3,838
Foreign tax credit carry-forwards	1,111	1,146
State tax credit carry-forwards	2,228	2,415
Accrued expenses	688	741
Gross deferred tax assets	10,415	12,705
Less valuation allowance	(2,136)	(2,576)
Total deferred tax assets	8,279	10,129
Deferred tax liabilities:
Purchased intangible assets	(433)	(543)
Property and equipment, due to differences in depreciation	(3,176)	(2,900)
Total deferred tax liabilities	(3,609)	(3,443)
Net deferred tax assets	$4,670	$6,686
Net deferred tax asset—current	$1,146	$1,281
Net deferred tax asset—noncurrent	$3,524	$5,405
As of December 31, 2012, the Company had federal net operating loss carry-forwards available to offset future taxable income of $521. The Company also had foreign net operating loss carry-forwards available to offset future foreign income of $2,936. The federal net operating loss carry-forwards expire in years 2024 through 2031. The foreign net operating loss carry-forwards have no expiration. The tax benefit related to $521 of federal net operating loss carry-forwards would occur upon utilization of these deferred tax assets to reduce taxes payable and would result in a credit to additional paid-in capital within stockholders’ equity rather than the provision for income taxes.
As of December 31, 2012, the Company had federal research and development tax credit carry-forwards in the amount of $3,916 that expire in years 2021 through 2031, and foreign tax credit carry-forwards in the amount of $1,146 that expire in years 2015 through 2021. The Company also had alternative minimum tax credits of $223 that have no expiration date. As of

KVH INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2012, 2011 and 2010
(in thousands except share and per share amounts)

December 31, 2012, the Company had state research and development tax credit carry-forwards in the amount of $2,936 that expire in years 2012 through 2018. The Company also had other state tax credit carry-forwards of $714 available to reduce future state tax expense that expire in years 2012 through 2018. The tax benefit related to $1,870 of federal and state tax credits would occur upon utilization of these deferred tax assets to reduce taxes payable and would result in a credit to additional paid-in capital within stockholders’ equity rather than the provision for income taxes.
The Company’s ability to utilize these net operating loss carry-forwards and tax credit carry-forwards may be limited in the future if the Company experiences an ownership change pursuant to Internal Revenue Code Section 382. An ownership change occurs when the ownership percentages of 5% or greater stockholders change by more than 50% over a three-year period.

For the years ended December 31, 2012, 2011, and 2010, the Company generated income before income taxes of $6,843, $375 and $5,661, respectively. In assessing the realizability of its net deferred tax assets, the Company considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends upon the generation of future taxable income during the periods in which those temporary differences become deductible. As of December 31, 2012, based upon an evaluation of the positive and negative evidence, the Company concluded that a reduction of $440 of the deferred tax asset valuation allowance was appropriate, resulting in a remaining valuation allowance of $2,136 as of December 31, 2012. The net decrease in valuation allowance of $440 resulted in additional tax expense of $267 primarily from net operating losses incurred in 2012 that the Company does not expect to realize the tax benefit. The valuation allowance change also includes the expiration of previously reserved state tax credit carryforwards, and a decrease in net operating losses and credit carryforwards attributed to tax deductions in excess of recognized stock compensation expense that did not impact tax expense. For the year ended December 31, 2012, the Company has recorded valuation allowances of approximately $1,086 against certain state tax credits and foreign net operating loss carryforwards, and intends to maintain the valuation allowance until sufficient evidence exists to support the reversal of all or a portion of these valuation allowances.
In addition, the Company continues to maintain a $1,050 valuation allowance against net operating losses and credits carryforwards attributed to tax deductions in excess of recognized compensation cost from employee stock compensation awards that existed as of the adoption of ASC 718. The Company will recognize the net deferred tax asset and corresponding benefit to additional paid-in capital for these windfall tax benefits once such amounts reduce income taxes payable, in accordance with the requirements of ASC 718.
The Company's income taxes currently payable for federal and state purposes have been reduced by the benefit of the tax deduction in excess of recognized compensation cost from employee stock compensation transactions in the amount of $619 which has been recorded as an increase to additional paid-in capital for the year ended December 31, 2012.
As of December 31, 2012, the Company has not provided for U.S. deferred income taxes on undistributed earnings of its foreign subsidiaries of approximately $1,692 since these earnings are expected to be indefinitely reinvested. Upon distribution of those earnings in the form of dividends or otherwise, the Company will be subject to additional U.S. and state income taxes (less foreign tax credits), as well as withholding taxes in its foreign locations. The amount of taxes attributable to the undistributed earnings is not practicably determinable.
On January 2, 2013, the President signed into law The American Taxpayer Relief Act of 2012. Under the prior law, a taxpayer was entitled to a research tax credit for qualifying amounts paid or incurred on or before December 31, 2011. The 2012 American Taxpayer Relief Act extends the research credit for two years to December 31, 2013. The extension of the research credit is retroactive and includes amounts paid or incurred after December 31, 2011. As a result of the retroactive extension, we expect to recognize a benefit of approximately $128 for qualifying amounts incurred in 2012. The benefit will be recognized in the period of enactment, which is the first quarter of 2013.
The Company establishes reserves for uncertain tax positions based on management’s assessment of exposure associated with tax deductions, permanent tax differences and tax credits. The tax reserves are analyzed periodically and adjustments are made as events occur to warrant adjustment to the reserve.
The Company did not have any material unrecognized tax benefits at December 31, 2012, 2011 or 2010. The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. The Company’s tax jurisdictions include the United States, Denmark, Brazil, Norway, Singapore and Japan. In general, the statute of limitations with respect to the Company’s United States federal income taxes has expired for years prior to 2008, and the

KVH INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2012, 2011 and 2010
(in thousands except share and per share amounts)

relevant state and foreign statutes vary. However, preceding years remain open to examination by United States federal and state and foreign taxing authorities to the extent of future utilization of net operating losses and research and development tax credits generated in each preceding year. The Company is no longer subject to income tax examinations by the Danish tax authorities for years prior to 2009.

(9)	Goodwill and Intangible Assets

On September 13, 2010, the Company’s Danish subsidiary, KVH Europe A/S, completed the purchase of Virtek Communication for approximately $6,500. The purchase was made using existing cash, cash equivalents and marketable securities. In connection with this acquisition, the Company recorded $4,517 of goodwill, primarily related to expected synergies from combining operations and the value of the existing workforce, and $2,372 of intangible assets related to intellectual property.

December 31, 2012	Useful Life	Cost	Accumulated Amortization	Foreign Currency Translation Adjustment	Net Carrying Value
Intellectual property	7 years	$2,372	$826	$138	$1,684
The Company amortizes its intangible assets over the estimated useful lives of the respective assets. Amortization expense related to intangible assets was $394, $333 and $101 for years ended December 31, 2012, 2011, and 2010, respectively.
Estimated future amortization expense for intangible assets recorded by the Company at December 31, 2012 is as follows:

Years ending December 31,	Amortization Expense
2013	$358
2014	358
2015	358
2016	358
2017	252
Thereafter	—
Total amortization expense	$1,684
Goodwill is recorded when the consideration for an acquisition exceeds the fair value of net tangible and identifiable intangible assets acquired. The changes in the carrying amount of goodwill during the year ended December 31, 2012 is as follows:

2012
Balance at January 1	$4,426
Foreign currency translation adjustment	286
Balance at December 31	$4,712

(10)	401(k) Plan
The Company has a 401(k) Plan (the Plan) for all eligible employees. Participants may defer a portion of their pre-tax earnings subject to limits determined by the Internal Revenue Service. Participants age 50 or older may be eligible to make additional contributions. As of December 31, 2012, the Company matches one half of the first 4% contributed by the Plan participants. The Company’s contributions vest over a five-year period from the date of hire. Total Company matching contributions were $352, $335 and $326 for the years ended December 31, 2012, 2011, and 2010, respectively. In addition, the Company may make contributions to the Plan at the discretion of the Compensation Committee of the Board of Directors. There were no discretionary contributions in 2012, 2011, or 2010.

(11)	Business and Credit Concentrations
Significant portions of the Company’s net sales are as follows:

	Year Ended December 31,
	2012	2011	2010
Net sales to foreign customers outside the U.S. and Canada	40%	29%	32%
Net sales to SANG	11%	*	*
Net sales to General Dynamics Land Systems-Canada	*	11%	*
Net sales to Kongsberg Defence & Aerospace AS (Kongsberg)	*	*	14%

*	Represents less than 10% of net sales.
The terms and conditions of sales to SANG, General Dynamics and Kongsberg are consistent with the Company’s standard terms and conditions of product sales as discussed in note 1 of the Company’s consolidated financial statements. All receivable balances outstanding for these customers as of December 31, 2012 were paid as of the date of this report. No other individual customer accounted for more than 10% of the Company’s net sales for the years ended December 31, 2012, 2011, and 2010, respectively.

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

KVH INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2012, 2011 and 2010
(in thousands except share and per share amounts)

The following table summarizes information regarding the Company’s operations by geographic segment:

	Sales Originating From
Year ended December 31, 2012	Americas	Europe and Asia	Total
Mobile communication sales to the United States	$62,857	$—	$62,857
Mobile communication sales to Canada	777	—	777
Mobile communication sales to Europe	417	15,255	15,672
Mobile communication sales to other geographic areas	3,936	4,443	8,379
Guidance and stabilization sales to the United States	8,632	—	8,632
Guidance and stabilization sales to Canada	10,736	—	10,736
Guidance and stabilization sales to Europe	11,793	—	11,793
Guidance and stabilization sales to other geographic areas	18,266	—	18,266
Intercompany sales	8,485	2,064	10,549
Subtotal	125,899	21,762	147,661
Eliminations	(8,485)	(2,064)	(10,549)
Net sales	$117,414	$19,698	$137,112
Segment net income (loss)	$4,317	$(736)	$3,581
Depreciation and amortization	$4,116	$494	$4,610
Total assets	$118,076	$19,492	$137,568

	Sales Originating From
Year ended December 31, 2011	Americas	Europe and Asia	Total
Mobile communication sales to the United States	$50,797	$—	$50,797
Mobile communication sales to Canada	875	—	875
Mobile communication sales to Europe	438	13,244	13,682
Mobile communication sales to other geographic areas	1,280	3,568	4,848
Guidance and stabilization sales to the United States	11,951	—	11,951
Guidance and stabilization sales to Canada	16,643	—	16,643
Guidance and stabilization sales to Europe	7,877	—	7,877
Guidance and stabilization sales to other geographic areas	5,863	—	5,863
Intercompany sales	7,793	1,084	8,877
Subtotal	103,517	17,896	121,413
Eliminations	(7,793)	(1,084)	(8,877)
Net sales	$95,724	$16,812	$112,536
Segment net income	$396	$464	$860
Depreciation and amortization	$3,948	$426	$4,374
Total assets	$112,557	$15,999	$128,556

KVH INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2012, 2011 and 2010
(in thousands except share and per share amounts)

	Sales Originating From
Year ended December 31, 2010	North America	Europe	Total
Mobile communication sales to the United States	$46,358	$—	$46,358
Mobile communication sales to Canada	571	—	571
Mobile communication sales to Europe	524	10,398	10,922
Mobile communication sales to other geographic areas	1,162	3,460	4,622
Guidance and stabilization sales to the United States	24,262	—	24,262
Guidance and stabilization sales to Canada	5,353	—	5,353
Guidance and stabilization sales to Europe	17,368	—	17,368
Guidance and stabilization sales to other geographic areas	2,787	—	2,787
Intercompany sales	6,528	413	6,941
Subtotal	104,913	14,271	119,184
Eliminations	(6,528)	(413)	(6,941)
Net sales	$98,385	$13,858	$112,243
Segment net (loss) income	$8,201	$72	$8,273
Depreciation	$3,711	$134	$3,845
Total assets	$101,116	$14,082	$115,198

(13)	Share Buyback Program
On November 26, 2008, the Company’s Board of Directors authorized a program to repurchase up to one million shares of the Company’s common stock. As of December 31, 2012, 341,009 shares of the Company’s common stock remain available for repurchase under the authorized program. The repurchase program is funded using the Company’s existing cash, cash equivalents, marketable securities and future cash flows. Under the repurchase program, the Company, at management’s discretion, may repurchase shares on the open market from time to time, in privately negotiated transactions or block transactions, or through an accelerated repurchase agreement. The timing of such repurchases depends on availability of shares, price, market conditions, alternative uses of capital, and applicable regulatory requirements. The program may be modified, suspended or terminated at any time without prior notice. The repurchase program has no expiration date. There were no other repurchase programs outstanding during the year ended December 31, 2012 and no repurchase programs expired during the period.
During the years ended December 31, 2012, 2011, and 2010 the Company repurchased 0, 457,667 and 0 shares of its common stock in open market transactions at a cost of $0, $3,679 and $0, respectively.

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

Level 1:
Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. The Company’s Level 1 assets are investments in money market mutual funds, government agency bonds, United States treasuries, corporate notes, and certificates of deposit.

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

The following tables present financial assets at December 31, 2012 and December 31, 2011 for which the Company measures fair value on a recurring basis, by level, within the fair value hierarchy:

December 31, 2012	Total	Level 1	Level 2	Level 3	Valuation Technique
Assets
Money market mutual funds	$9,921	$9,921	$—	$—	(a)
Government agency bonds	6,817	6,817	—	—	(a)
United States treasuries	6,089	6,089	—	—	(a)
Corporate notes	4,679	4,679	—	—	(a)
Certificates of deposit	1,800	1,800	—	—	(a)
Liabilities
Interest rate swaps	$542	$—	$542	$—	(d)
December 31, 2011	Total	Level 1	Level 2	Level 3	Valuation Technique
Assets
Money market mutual funds	$8,818	$8,818	$—	$—	(a)
Government agency bonds	9,015	9,015	—	—	(a)
United States treasuries	—	—	—	—
Corporate notes	3,019	3,019	—	—	(a)
Certificates of deposit	2,701	2,701	—	—	(a)
Liabilities
Interest rate swaps	$510	$—	$510	$—	(d)
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

KVH INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2012, 2011 and 2010
(in thousands except share and per share amounts)

As required by ASC Topic 815, Derivatives and Hedging, the Company records all derivatives on the balance sheet at fair value. As of December 31, 2012, the fair value of the derivatives is included in other accrued liabilities and the unrealized loss is included in other comprehensive loss.
As of December 31, 2012, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivatives	Notional (in thousands)	Asset (Liability)	Effective Date	Maturity Date	Index	Strike Rate
Interest rate swap	$1,776	(263)	April 1, 2010	April 1, 2019	1-month LIBOR	5.91%
Interest rate swap	$1,776	(279)	April 1, 2010	April 1, 2019	1-month LIBOR	6.07%

(16)	Legal Matters
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

(17)	Quarterly Financial Results (Unaudited)
Financial information for interim periods was as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share amounts)
2012
Product sales	$17,083	$21,041	$24,529	$28,024
Service sales	9,645	10,978	14,293	11,519
Gross profit	9,943	12,451	15,490	17,090
Net (loss) income	$(1,375)	$453	$1,745	$2,757
Net (loss) income per share (a):
Basic	$(0.09)	$0.03	$0.12	$0.19
Diluted	$(0.09)	$0.03	$0.12	$0.18
2011
Product sales	$18,884	$24,331	$17,987	$23,933
Service sales	5,525	6,241	7,634	8,000
Gross profit	9,078	11,995	10,412	13,481
Net (loss) income	(1,534)	190	600	1,604
Net (loss) income per share (a):
Basic	$(0.10)	$0.01	$0.04	$0.11
Diluted	$(0.10)	$0.01	$0.04	$0.11

(a)
Net (loss) income per share is computed independently for each of the quarters. Therefore, the net (loss) income per share for the four quarters may not equal the annual net income (loss) per share data.

This financial information includes transactions which affect the comparability of the quarterly results for the year ended December 31, 2011. During the third quarter of 2011, the Company reached agreement with LiveTV regarding the termination of a long-term antenna production agreement. The Company recorded a charge to other expense of $2,868 in the third quarter of 2011 to write off all of the remaining capitalized aviation antenna research and development costs. This charge was offset by a termination fee paid to the Company by LiveTV that resulted in a net benefit of $841, which is reflected in other income as of September 30, 2011.

(18) Subsequent Event

On January 30, 2013, the Company entered into an equipment security note in the amount of $4,700 to finance satellite hubs that were originally purchased with cash in 2012 and 2010. The term of the equipment note is five years, at a fixed interest rate of 2.76%. The monthly payment is $83 including interest expense.