Form 10-Q
period 2013-03-31
KVH INDUSTRIES INC \DE\
filed 2013-05-09
CIK 1007587

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2013
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Date	Class	Outstanding shares
May 3, 2013	Common Stock, par value $0.01 per share	15,510,874

KVH INDUSTRIES, INC. AND SUBSIDIARIES
Form 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1.    Financial Statements
KVH INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts, unaudited)

	March 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$6,529	$8,978
Marketable securities	38,316	29,307
Accounts receivable, net of allowance for doubtful accounts of approximately $606 as of March 31, 2013 and $929 as of December 31, 2012	29,392	27,654
Inventories	16,918	16,203
Prepaid expenses and other assets	4,071	3,264
Deferred income taxes	824	1,146
Total current assets	96,050	86,552
Property and equipment, less accumulated depreciation of $32,834 as of March 31, 2013 and $31,657 as of December 31, 2012	35,912	36,733
Intangible assets, less accumulated amortization of $873 as of March 31, 2013 and $826 as of December 31, 2012	1,524	1,684
Goodwill	4,527	4,712
Other non-current assets	4,137	4,363
Deferred income taxes	3,153	3,524
Total assets	$145,303	$137,568
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,760	$7,086
Accrued compensation and employee-related expenses	5,093	6,785
Accrued other	5,409	4,595
Accrued product warranty costs	803	814
Deferred revenue	2,074	1,892
Current portion of long-term debt	1,098	138
Total current liabilities	21,237	21,310
Other long-term liabilities	1,309	140
Line of credit	7,000	7,000
Long-term debt, excluding current portion	7,009	3,414
Total liabilities	36,555	31,864
Commitments and contingencies (notes 3 and 9)
Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 1,000,000 shares; none issued	—	—
Common stock, $0.01 par value. Authorized 30,000,000 shares, 16,785,842 and 16,563,836 shares issued at March 31, 2013 and December 31, 2012; and 15,126,851 and 14,904,845 shares outstanding at March 31, 2013 and December 31, 2012, respectively	168	166
Additional paid-in capital	112,947	111,514
Retained earnings	9,270	7,307
Accumulated other comprehensive loss	(487)	(133)
Less: treasury stock at cost, common stock, 1,658,991 shares as of March 31, 2013 and December 31, 2012	(13,150)	(13,150)
Total stockholders’ equity	108,748	105,704
Total liabilities and stockholders’ equity	$145,303	$137,568

See accompanying Notes to Unaudited Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts, unaudited)

	Three Months Ended
	March 31,
	2013	2012
Sales:
Product	$25,216	$17,083
Service	14,711	9,645
Net sales	39,927	26,728
Costs and expenses:
Costs of product sales	13,909	10,983
Costs of service sales	10,249	5,802
Research and development	2,950	3,141
Sales, marketing and support	6,943	5,332
General and administrative	3,374	2,947
Total costs and expenses	37,425	28,205
Income (loss) from operations	2,502	(1,477)
Interest income	168	103
Interest expense	76	82
Other income, net	24	37
Income (loss) before income tax expense (benefit)	2,618	(1,419)
Income tax expense (benefit)	655	(44)
Net income (loss)	$1,963	$(1,375)
Per share information:
Net income (loss) per share
Basic and diluted	$0.13	$(0.09)
Number of shares used in per share calculation:
Basic	14,989,248	14,604,942
Diluted	15,219,043	14,604,942

See accompanying Notes to Unaudited Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands, unaudited)

	Three Months Ended
	March 31,
	2013	2012
Net income (loss)	$1,963	$(1,375)
Other comprehensive income (loss), net of tax:
Unrealized loss on available-for-sale securities	(5)	(4)
Currency translation adjustment (loss) gain	(391)	515
Unrealized gain on derivatives	42	35
Other comprehensive (loss) income, net of tax	(354)	546
Total comprehensive income (loss)	$1,609	$(829)

See accompanying Notes to Unaudited Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Three Months Ended
	March 31,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$1,963	$(1,375)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for doubtful accounts	72	—
Depreciation and amortization	1,224	1,115
Deferred income taxes	683	102
Loss on interest rate swaps	31	32
Compensation expense related to stock-based awards and employee stock purchase plan	1,082	1,017
Changes in operating assets and liabilities:
Accounts receivable	(1,825)	7,614
Inventories	(721)	1,098
Prepaid expenses and other assets	(813)	(66)
Other non-current assets	227	152
Accounts payable	(332)	(1,044)
Deferred revenue	182	(1,610)
Accrued expenses	(565)	(1,962)
Other long-term liabilities	1,170	6
Net cash provided by operating activities	2,378	5,079
Cash flows from investing activities:
Capital expenditures	(790)	(2,206)
Purchases of marketable securities	(12,705)	(19,440)
Maturities and sales of marketable securities	3,701	17,221
Net cash used in investing activities	(9,794)	(4,425)
Cash flows from financing activities:
Repayments of long-term debt	(116)	(32)
Borrowings from long-term debt	4,671	—
Proceeds from stock options exercised and employee stock purchase plan	1,199	218
Payment of employee restricted stock withholdings	(828)	(333)
Repayments of line of credit borrowings	—	(2,000)
Net cash provided by (used in) financing activities	4,926	(2,147)
Effect of exchange rate changes on cash and cash equivalents	41	26
Net (decrease) in cash and cash equivalents	(2,449)	(1,467)
Cash and cash equivalents at beginning of period	8,978	7,017
Cash and cash equivalents at end of period	$6,529	$5,550

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
KVH’s mobile communications service sales include sales earned from satellite voice and Internet airtime services, engineering services provided under development contracts, sales from product repairs, DIRECTV account referral fees earned in conjunction with the sale of its products and extended warranty sales. KVH provides, for monthly fixed and usage fees, satellite connectivity sales from broadband Internet, data and Voice over Internet Protocol (VoIP) service to our TracPhone V-series customers. KVH also earns monthly usage fees for third-party satellite connectivity for voice, data and Internet services to its Inmarsat TracPhone customers who choose to activate their subscriptions with KVH. Under current DIRECTV programs, KVH is eligible to receive a new mobile account activation fee from DIRECTV for each customer who activates their DIRECTV service directly through KVH.
KVH’s guidance and stabilization service sales include product repairs, engineering services provided under development contracts and extended warranty sales.

(2) Basis of Presentation
The accompanying consolidated financial statements of KVH Industries, Inc. and its wholly-owned subsidiaries, KVH Industries A/S, KVH Industries Pte. Ltd., KVH Industries Brasil Comunicacao Por Satelite Ltda., KVH Industries Japan Co. Ltd., and KVH Industries Norway A/S (collectively, KVH or the Company), have been prepared in accordance with accounting principles generally accepted in the United States of America. The Company has evaluated all subsequent events through the date of this filing. Given that KVH Industries A/S, KVH Industries Pte. Ltd., KVH Industries Japan Co. Ltd., and KVH Industries Brasil Comunicacao Por Satelite Ltda. operate as the Company’s European, Singaporean, Japanese and Brazilian international distributors, all of their operating expenses are reflected within sales, marketing and support within the accompanying consolidated statements of operations. KVH Industries Norway A/S, a subsidiary of KVH Industries A/S, develops and distributes middleware software solutions known as CommBox technology, which is included in the Company’s satellite communications products and services. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements have not been audited by our independent registered public accounting firm and include all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations, and cash flows for the periods presented. These consolidated financial statements do not include all disclosures associated with annual financial statements and accordingly should be read in conjunction with the Company’s consolidated financial statements and related notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2012 filed on April 2, 2013 with the Securities and Exchange Commission. The results for the three months ended March 31, 2013 are not necessarily indicative of operating results for the remainder of the year.

(3) Significant Estimates and Assumptions
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of sales and expenses during the reporting periods. As described in the Company's annual report on Form 10-K, the most significant estimates and assumptions by management affect the Company’s revenue recognition, valuation of accounts receivable, valuation of inventory, assumptions used to determine fair value of goodwill and intangible assets, deferred tax assets and related valuation allowance, stock-based compensation, warranty and accounting for contingencies. The Company has reviewed these estimates and determined that these, as well as the additional revenue recognition discussion below, remain the most significant estimates for the quarter ended March 31, 2013.
Although the Company regularly assesses these estimates, actual results could differ materially from these estimates. Changes in estimates are recorded in the period in which they become known. The Company bases its estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances.
The Company has accounted for its $35,600 contract received in June 2012 from the Saudi Arabian National Guard, or SANG, to purchase TACNAV products and services under Accounting Standards Codification (ASC) 605-25, Multiple-Element Arrangements.
The total contract value associated with TACNAV products is $21,200 for which shipments are estimated to be substantially completed in the second quarter of 2013. Revenue is recognized for these product sales after transfer of title and risk of loss after inspection occurs. The total contract value associated with all services is $14,400 which are estimated to continue through 2014. The contract value for the services portion of the SANG TACNAV order remaining to be performed as of April 1, 2013 is approximately $8,500. The revenue for these services is recognized using the percentage of completion accounting method. The Company limits the amount of revenue recognized for delivered elements to the amount that is not contingent on the future delivery of products or services, future performance obligations, or subject to customer-specific return or refund privileges.

(4) Stock-Based Compensation
The Company recognizes stock-based compensation in accordance with the provisions of ASC 718, Compensation-Stock Based Compensation. Stock-based compensation expense was $1,082 and $1,017 for the three months ended March 31, 2013 and March 31, 2012, respectively. As of March 31, 2013, there was $2,682 of total unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted-average period of 2.60 years. As of March 31, 2013, there was $4,242 of total unrecognized compensation expense related to restricted stock awards, which is expected to be recognized over a weighted-average period of 2.78 years.
The Company granted 225,625 restricted stock awards to employees under the terms of the Amended and Restated 2006 Stock Incentive Plan during the three months ended March 31, 2013. The restricted stock awards vest ratably over four years from the date of grant subject to the recipient remaining employed through the applicable vesting dates. Compensation expense for restricted stock awards is measured at fair value on the date of grant based on the number of shares granted and the quoted market closing price of the Company’s common stock. Such value is recognized as expense over the vesting period of the award, net of estimated forfeitures.
No stock options were granted to employees under the terms of the Amended and Restated 2006 Stock Incentive Plan and the Amended and Restated 2003 Incentive and Nonqualified Stock Option Plan during the three months ended March 31, 2013.
The fair value of stock options granted during 2012 was estimated as of the date of grant using the Black-Scholes option-pricing model. The weighted-average fair value per share for all options granted during the three months ended March 31, 2012 was $4.67.

(5) Net Income (Loss) per Common Share
Basic net income (loss) per share is calculated based on the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share incorporates the dilutive effect of common stock equivalent options, warrants and other convertible securities, if any, as determined with the treasury stock accounting method. Common stock equivalents related to options and restricted stock awards for 439,970 shares of common stock for the three months ended March 31, 2013 have been excluded from the fully diluted calculation of net income per share, as inclusion would be anti-dilutive. The Company has excluded all outstanding stock options and non-vested restricted shares from the calculation of diluted earnings per share for the three months ended March 31, 2012 because the net loss causes these outstanding stock options and non-vested restricted shares to be anti-dilutive.

A reconciliation of the basic and diluted weighted average common shares outstanding is as follows:

	Three Months Ended
	March 31,
	2013	2012
Weighted average common shares outstanding—basic	14,989,248	14,604,942
Dilutive common shares issuable in connection with stock plans	229,795	—
Weighted average common shares outstanding—diluted	15,219,043	14,604,942

(6) Inventories
Inventories are stated at the lower of cost or market using the first-in first-out costing method. Inventories as of March 31, 2013 and December 31, 2012 include the costs of material, labor, and factory overhead. Components of inventories consist of the following:

	March 31, 2013	December 31, 2012
Raw materials	$9,162	$9,173
Work in process	2,194	1,789
Finished goods	5,562	5,241
	$16,918	$16,203

(7) Product Warranty
The Company’s products carry limited warranties that typically range from one to two years and vary by product. The warranty period begins on the date of retail purchase or lease by the original purchaser. The Company accrues estimated product warranty costs at the time of sale and any additional amounts are recorded when such costs are probable and can be reasonably estimated. Factors that affect the Company’s warranty liability include the number of units sold or leased, historical and anticipated rates of warranty repairs and the cost per repair. Warranty and related costs are reflected within sales, marketing and support in the accompanying statements of operations. As of March 31, 2013 and December 31, 2012, the Company had accrued product warranty costs of $803 and $814, respectively. The following table summarizes product warranty activity during 2013 and 2012:

	Three Months Ended
	March 31,
	2013	2012
Beginning balance	$814	$933
Charges to expense	315	161
Costs incurred	(326)	(146)
Ending balance	$803	$948

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
The Company operates in two geographic segments, exclusively in the mobile communications, navigation and guidance and stabilization equipment industry, which it considers to be a single business activity. The Company has two primary product categories: mobile communications and guidance and stabilization. Mobile communication sales and services include marine, land mobile, automotive, and aeronautical communication equipment and satellite-based voice, television and Broadband

Internet connectivity services, as well as DIRECTV referral fees earned in conjunction with the sale of our products. Guidance and stabilization sales and services include sales of defense-related navigation and guidance and stabilization equipment based upon digital compass and fiber optic sensor technology. Mobile communication and guidance and stabilization sales also include development contract revenue, product repairs and extended warranty sales.
The following table summarizes information regarding the Company’s operations by geographic segment:

	Sales Originating From
Three months ended March 31, 2013	Americas	Europe and Asia	Total
Mobile communications sales to the United States	$17,482	$—	$17,482
Mobile communications sales to Canada	162	—	162
Mobile communications sales to Europe	118	3,484	3,602
Mobile communications sales to other geographic areas	910	751	1,661
Guidance and stabilization sales to the United States	1,443	—	1,443
Guidance and stabilization sales to Canada	2,954	—	2,954
Guidance and stabilization sales to Europe	2,710	—	2,710
Guidance and stabilization sales to other geographic areas	9,913	—	9,913
Intercompany sales	605	377	982
Subtotal	36,297	4,612	40,909
Eliminations	(605)	(377)	(982)
Net sales	$35,692	$4,235	$39,927
Segment net income	$1,200	$763	$1,963
Depreciation and amortization	$1,150	$74	$1,224
Total assets	$125,565	$19,738	$145,303

	Sales Originating From
Three months ended March 31, 2012	Americas	Europe and Asia	Total
Mobile communications sales to the United States	$14,050	$—	$14,050
Mobile communications sales to Canada	148	—	148
Mobile communications sales to Europe	125	4,290	4,415
Mobile communications sales to other geographic areas	928	1,290	2,218
Guidance and stabilization sales to the United States	913	—	913
Guidance and stabilization sales to Canada	2,566	—	2,566
Guidance and stabilization sales to Europe	2,037	—	2,037
Guidance and stabilization sales to other geographic areas	381	—	381
Intercompany sales	2,993	424	3,417
Subtotal	24,141	6,004	30,145
Eliminations	(2,993)	(424)	(3,417)
Net sales	$21,148	$5,580	$26,728
Segment net loss	$(1,271)	$(104)	$(1,375)
Depreciation and amortization	$980	$135	$1,115
Total assets	$102,716	$19,337	$122,053

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

(10) Share Buyback Program
On November 26, 2008, the Company’s Board of Directors authorized a program to repurchase up to one million shares of the Company’s common stock. As of March 31, 2013, 341,009 shares of the Company’s common stock remain available for repurchase under the authorized program. The repurchase program is funded using the Company’s existing cash, cash equivalents, marketable securities and future cash flows. Under the repurchase program, the Company, at management’s discretion, may repurchase shares on the open market from time to time, in privately negotiated transactions or block transactions, or through an accelerated repurchase agreement. The timing of such repurchases depends on availability of shares, price, market conditions, alternative uses of capital, and applicable regulatory requirements. The program may be modified, suspended or terminated at any time without prior notice. The repurchase program has no expiration date. There were no other repurchase programs outstanding during the three months ended March 31, 2013 and no repurchase programs expired during the period.
The Company did not repurchase any shares of its common stock in the three months ended March 31, 2013.

(11) Fair Value Measurements
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

The following tables present financial assets and liabilities at March 31, 2013 and December 31, 2012 for which the Company measures fair value on a recurring basis, by level, within the fair value hierarchy:

March 31, 2013	Total	Level 1	Level 2	Level 3	Valuation Technique
Assets
Money market mutual funds	$15,852	$15,852	$—	$—	(a)
Government agency bonds	7,801	7,801	—	—	(a)
United States treasuries	8,615	8,615	—	—	(a)
Corporate notes	3,679	3,679	—	—	(a)
Certificates of deposit	2,369	2,369	—	—	(a)
Liabilities
Interest rate swaps	$500	$—	$500	$—	(d)

December 31, 2012	Total	Level 1	Level 2	Level 3	Valuation Technique
Assets
Money market mutual funds	$9,921	$9,921	$—	$—	(a)
Government agency bonds	6,817	6,817	—	—	(a)
United States treasuries	6,089	6,089	—	—	(a)
Corporate notes	4,679	4,679	—	—	(a)
Certificates of deposit	1,800	1,800	—	—	(a)
Liabilities
Interest rate swaps	$542	$—	$542	$—	(d)
Certain financial instruments are carried at cost on the consolidated balance sheets, which approximates fair value due to their short-term, highly liquid nature. These instruments include cash and cash equivalents, accounts receivable, accounts payable and accrued expenses.

(12) Business and Credit Concentrations
Significant portions of the Company’s net sales are as follows:

	Three Months Ended
	March 31,
	2013	2012
Net sales to foreign customers outside the U.S. and Canada	45%	34%
Net sales to Customer A	23%	*

*	Represents less than 10% of net sales in the respective period.

(13) Derivative Instruments and Hedging Activities
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
As required by ASC Topic 815, Derivatives and Hedging, the Company records all derivatives on the balance sheet at fair value. As of March 31, 2013, the fair value of the derivatives is included in other accrued liabilities and the unrealized gain is included in other comprehensive income.
As of March 31, 2013, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivatives	Notional (in thousands)	Asset (Liability)	Effective Date	Maturity Date	Index	Strike Rate
Interest rate swap	$1,760	(242)	April 1, 2010	April 1, 2019	1-month LIBOR	5.91%
Interest rate swap	$1,760	(258)	April 1, 2010	April 1, 2019	1-month LIBOR	6.07%

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Introduction
The statements included in this quarterly report on Form 10-Q, other than statements of historical fact, are forward-looking statements. Examples of forward-looking statements include statements regarding our future financial results, operating results, business strategies, projected costs, products, competitive positions and plans, customer preferences, consumer trends, anticipated product development, and objectives of management for future operations. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” or the negative of these terms or other comparable terminology. Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed in the section entitled “Risk Factors” in Item 1A of Part I of our annual report on Form 10-K for the year ended December 31, 2012. These and many other factors could affect our future financial and operating results, and could cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by us or on our behalf. For example, our expectations regarding certain items as a percentage of sales assume that we will achieve our anticipated sales goals. The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this report.

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
Our mobile communications service sales include sales earned from satellite voice and Internet airtime services, engineering services provided under development contracts, sales from product repairs, and DIRECTV account referral fees earned in conjunction with the sale of our products and extended warranty sales. We provide, for monthly fixed and usage fees, satellite connectivity services for broadband Internet, data and Voice over Internet Protocol (VoIP) service to our TracPhone V-series customers. We also earn monthly usage fees for third-party satellite connectivity for voice, data and Internet services to our Inmarsat TracPhone customers who choose to activate their subscriptions with us. Under current DIRECTV programs, we are eligible to receive a new mobile account activation fee from DIRECTV for each customer who activates their DIRECTV service directly through us. Our service sales have grown from 18% of our net sales in 2010 to 24% in 2011 to 34% in 2012.
Our guidance and stabilization service sales include engineering services provided under development contracts, product repairs and extended warranty sales.
We generate sales primarily from the sale of our mobile satellite systems and services and our guidance and stabilization products and services. The following table provides, for the periods indicated, our sales by industry category:

	Three Months Ended
	March 31,
	2013	2012
	(in thousands)
Mobile communications	$22,907	$20,831
Guidance and stabilization	17,020	5,897
Net sales	$39,927	$26,728

We have historically derived a substantial portion of our sales from sales to customers located outside the United States. Notes 8 and 12 of the notes to the consolidated financial statements provide information regarding our sales to specific geographic regions.

Critical Accounting Policies and Significant Estimates
The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, sales and expenses, and related disclosure at the date of our financial statements. Our significant accounting policies are summarized in note 1 of the notes to the consolidated financial statements in our annual report on Form 10-K for the year ended December 31, 2012.
As described in our annual report on Form 10-K for the year ended December 31, 2012, our most critical accounting policies and estimates upon which our consolidated financial statements were prepared were those relating to revenue recognition, allowances for accounts receivable, inventories, income taxes and deferred income tax assets and liabilities, warranty, stock-based compensation, goodwill and intangible assets and contingencies. We have reviewed our policies and estimates and determined that these remain our most critical accounting policies and estimates for the quarter ended March 31, 2013.
Readers should refer to our annual report on Form 10-K for the year ended December 31, 2012 under “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Critical Accounting Policies and Significant Estimates” for descriptions of these policies and estimates.

Results of Operations
The following table provides, for the periods indicated, certain financial data expressed as a percentage of net sales:

	Three months ended
	March 31,
	2013	2012
Sales:
Product	63.2%	63.9%
Service	36.8	36.1
Net sales	100.0	100.0
Cost and expenses:
Costs of product sales	34.8	41.1
Costs of service sales	25.7	21.7
Sales, marketing and support	17.4	19.9
Research and development	7.4	11.8
General and administrative	8.5	11.0
Total costs and expenses	93.8	105.5
Income (loss) from operations	6.2	(5.5)
Interest income	0.4	0.4
Interest expense	0.2	0.3
Other income, net	0.1	0.1
Income (loss) before income tax expense (benefit)	6.5	(5.3)
Income tax expense (benefit)	1.6	(0.2)
Net income (loss)	4.9%	(5.1)%

Three months ended March 31, 2013 and 2012
Net Sales
Product sales for the three months ended March 31, 2013 increased $8.1 million, or 48%, to $25.2 million for the three months ended March 31, 2013 from $17.1 million for the three months ended March 31, 2012. The increase was primarily due to an increase in sales of our guidance and stabilization products of approximately $9.4 million, or 210%. Specifically, sales of our TACNAV defense products increased $6.6 million, or 586% primarily as a result of product sales related to the previously announced Saudi Arabian National Guard (SANG) contract. Also contributing to the increase in sales of our guidance and stabilization products during the three months ended March 31, 2013 was an increase in sales of our FOG products of $2.9 million, or 93%, as compared to the three months ended March 31, 2012. We expect that our TACNAV product sales will increase significantly year-over-year during the second quarter of 2013, primarily due to the order for SANG discussed above. Although we expect that TACNAV sales will continue to grow over the long term, sales on a quarter-to-quarter or year-to-year basis could continue to be very uneven. For example, we expect that TACNAV sales will decline from the second quarter of 2013 to the third quarter of 2013 unless we obtain substantial new orders to replace the SANG contract. We also expect that our FOG sales will increase year-over-year in 2013.
Offsetting the increase in guidance and stabilization product sales was a decrease of $1.3 million, or 10%, in sales of our mobile communications products to $11.3 million for the three months ended March 31, 2013 from $12.6 million for the three months ended March 31, 2012. The decrease was primarily due to a decrease in sales of our marine products of $0.9 million, or 8%, driven primarily by decreased sales of our TracPhone V7 product in Europe. Also contributing to this decrease was a decrease in our land mobile products of $0.4 million, or 29%, as compared to the three months ended March 31, 2012. The decrease in our land mobile products was primarily a result of decreased sales to original equipment manufacturers in the recreational vehicle market. We remain cautious about the prospects for our leisure sales as a result of ongoing challenges in the global economy.
Mobile communications product sales originating from our European and Asian subsidiaries for the three months ended March 31, 2013 decreased $1.4 million, or 25%, as compared to the three months ended March 31, 2012. Mobile communications product sales originating from the Americas for the three months ended March 31, 2013 increased $0.1 million, or 1%, as compared to the three months ended March 31, 2012.
Service sales for the three months ended March 31, 2013 increased $5.1 million, or 53%, to $14.7 million from $9.6 million for the three months ended March 31, 2012. The primary reason for the increase was a $2.9 million increase in airtime sales for our mini-VSAT Broadband service. Also contributing to the increase in service sales was a $1.8 million increase in contracted engineering services driven by construction and program management services provided in connection with the SANG contract. In addition, service repair services increased by approximately $0.3 million as compared to the three months ended March 31, 2012.
Costs of Sales
For the three months ended March 31, 2013, costs of product sales increased by $2.9 million, or 27%, to $13.9 million from $11.0 million for the three months ended March 31, 2012. The primary reason for the increase was the increase in sales of our TACNAV and FOG products discussed above.
Costs of service sales increased by $4.4 million, or 77%, to $10.2 million for the three months ended March 31, 2013 from $5.8 million for the three months ended March 31, 2012. The primary reason for the increase was a $2.5 million increase in engineering services cost of sales due primarily to the services provided in connection with the SANG contract as discussed above. Also contributing to the increase was an increase of $1.7 million in airtime costs of sales for our mini-VSAT Broadband service.
Gross margin from product sales for the three months ended March 31, 2013 increased to 45% as compared to 36% for the three months ended March 31, 2012. The increase in our gross margin from product sales was primarily due to an increase in sales of our TACNAV and FOG products discussed above, which generally have higher margins than our mobile communications products.
Gross margin from service sales for the three months ended March 31, 2013 decreased to 30% as compared to 40% for the three months ended March 31, 2012. The decrease in our gross margin from service sales was primarily attributable to the decrease in gross margin for contracted engineering services as a result of the facility construction services and project management services in Saudi Arabia, as these services had a gross margin of approximately 10%. We anticipate the gross margin percentage for contracted engineering services will continue to decrease for the next several quarters as a result of the facility and program management services portion of the SANG contract. The contract value for the services portion of the SANG order remaining to be performed as of April 1, 2013 is approximately $8.5 million. These project management services are estimated to continue to be performed well into 2014. Partially offsetting the decrease in gross margin for contracted engineering services was an increase in gross margin for mini-VSAT Broadband service sales to 32% from 28% in the year-ago period. In 2013, we expect mini-VSAT Broadband service margins to increase year-over-year primarily from increased TracPhone V11 activations, an overall increase in our mini-VSAT Broadband customer base, and from the introduction of new value-added services to our mini-VSAT Broadband customers, but at a more modest rate than the recent year-over-year gross margin growth from 2011 to 2012.
Operating Expenses
Sales, marketing and support expense for the three months ended March 31, 2013 increased by $1.6 million, or 30%, to $6.9 million from $5.3 million for the three months ended March 31, 2012. The primary reason for the increase in 2013 was a $1.0 million increase in variable sales expense primarily as a result of the sales relating to the SANG order and related facility construction that commenced in the third quarter of 2012. Also contributing to the increase in 2013 was a $0.3 million increase in sales, marketing and support expense related to our Danish subsidiary, and a $0.2 million increase in accrued performance-based incentive compensation. As a percentage of net sales, sales, marketing and support expense for the quarter ended March 31, 2013 was 17% as compared to 20% for the quarter ended March 31, 2012.
Research and development expense for the three months ended March 31, 2013 decreased by $0.2 million, or 6%, to $2.9 million from $3.1 million for the three months ended March 31, 2012. The primary reason for the decrease in 2013 expense was a $0.3 million increase in the absorption of customer-funded engineering costs for contracted engineering services primarily related to the SANG order. Partially offsetting this decrease was a $0.2 million increase in accrued performed-based incentive compensation. As a percentage of net sales, research and development expense for the quarter ended March 31, 2013 was 7% as compared to 12% for the quarter ended March 31, 2012.
General and administrative expense for the three months ended March 31, 2013 increased by $0.4 million, or 14%, to $3.4 million from $2.9 million for the three months ended March 31, 2012. The primary reason for the increase in 2013 expense was a $0.4 million increase in U.S.-based employee compensation driven by increased accrued performance-based incentive compensation. As a percentage of net sales, general and administrative expense for the quarter ended March 31, 2013 was 8% as compared to 11% for the quarter ended March 31, 2012.
We expect total operating expenses will increase year-over-year on an absolute basis for the remainder of the year, but should decline as a percentage of total sales. This increase will be driven largely by costs, including contracted commissions, for the sales related to the SANG order and anticipated incremental hiring.
Income Tax Expense (Benefit)
Income tax expense for the three months ended March 31, 2013 was $0.7 million as compared to $0.0 million for the three months ended March 31, 2012. The increase in income tax expense is primarily due to a $4.0 million increase in pre-tax income. On January 2, 2013, the President signed into law The American Taxpayer Relief Act of 2012, which extended the research and development tax credit for two years to December 31, 2013. As a result of the retroactive extension, a discrete income tax benefit of $0.4 million was recognized for qualifying research and development amounts incurred in 2012. During three months ended March 31, 2012, a discrete income tax expense associated with tax shortfalls for non-qualified stock options expirations, as well as shortfalls associated with restricted stock awards vesting of $0.4 million, was recognized. We estimate our effective tax rate for 2013 to be 35% or higher, as a result of the tax effect of discrete events such as stock option exercise activity and restricted stock vesting.

Backlog
Backlog is not a meaningful indicator for predicting revenue in future periods. Commercial resellers for our mobile satellite communications products and legacy products do not carry extensive inventories and rely on us to ship products quickly. Generally due to the rapid delivery of our commercial products, our backlog for those products is not significant.
Our backlog for all products and services was approximately $39.8 million and $35.0 million on March 31, 2013 and December 31, 2012, respectively. As of March 31, 2013, our backlog was scheduled for fulfillment in 2013, except for $8.0 million scheduled for fulfillment in 2014 and $4.9 million scheduled for fulfillment in 2015. The increase in backlog of $4.8 million from December 31, 2012 was primarily a result of increased orders for fiber optic gryos.
Backlog consists of orders evidenced by written agreements and specified delivery dates for customers who are acceptable credit risks. We do not include satellite connectivity service sales in our backlog even though many of our satellite connectivity customers have signed annual service contracts providing for a fixed monthly fee. Military orders included in backlog are generally subject to cancellation for the convenience of the customer. When orders are cancelled, we generally recover actual costs incurred through the date of cancellation and the costs resulting from termination. As of March 31, 2013, our backlog included approximately $17.6 million in orders that are subject to cancellation for convenience by the customer. Individual orders for guidance and stabilization products are often large and may require procurement of specialized long-lead components and allocation of manufacturing resources. The complexity of planning and executing larger orders generally requires customers to order well in advance of the required delivery date, resulting in backlog.

Liquidity and Capital Resources
We have historically funded our operations primarily from operating cash flows, net proceeds from public and private equity offerings, bank financings and proceeds received from exercises of stock options. As of March 31, 2013, we had $44.8 million in cash, cash equivalents, and marketable securities, of which $1.2 million, $0.2 million, $1.9 million, $0.1 million and $0.1 million in cash equivalents were held in a local currency by our foreign subsidiaries located in Denmark, Brazil, Norway, Singapore and Japan, respectively. There were no marketable securities held by our foreign subsidiaries as of March 31, 2013. As of March 31, 2013, we had $74.8 million in working capital.
Net cash provided by operations was $2.4 million for the three months ended March 31, 2013 as compared to net cash provided by operations of $5.1 million for the three months ended March 31, 2012. The decrease is primarily due to a $9.4 million decrease in cash inflows attributable to accounts receivable, a $1.8 million increase in cash outflows as a result of increased inventory levels, as well as a $0.7 million increase in cash outflows related to prepaid expenses and other current assets. Partially offsetting the decrease in cash inflows is an increase in net income of $3.3 million, which reflected a $0.6 million reduction in non-cash benefits related to deferred income taxes, a decrease in cash outflows of approximately $2.1 million related to accrued expenses and accounts payable, a $1.8 million increase in cash inflows related to deferred revenue, and a $1.2 million decrease in cash outflows related to other long-term liabilities.
Net cash used in investing activities was $9.8 million for the three months ended March 31, 2013 as compared to net cash used in investing activities of $4.4 million for the three months ended March 31, 2012. The increase in cash outflows is due to a $6.8 million increase in our net investment in marketable securities. Partially offsetting the increase in cash outflows is a decrease in capital expenditures of approximately $1.4 million.
Net cash provided by financing activities was $4.9 million for the three months ended March 31, 2013 compared to cash used in financing activities of $2.1 million for the three months ended March 31, 2012. The increase in cash provided by financing activities is primarily due to a $4.7 million equipment security note that we entered into on January 30, 2013. Also contributing to the increase in cash inflows was a $2.0 million reduction in payments on our line of credit and a $1.0 million increase in proceeds from exercises of stock options and purchases under our employee stock purchase plan.
On April 6, 2009, we entered into a mortgage loan in the amount of $4.0 million related to our headquarters facility in Middletown, Rhode Island. The loan term is 10 years, with a principal amortization of 20 years, and the interest rate will be a rate per year adjusted periodically based on a defined interest period equal to the BBA LIBOR Rate plus 2.25 percentage points. On June 9, 2011, we entered into an amendment to the mortgage loan, providing for an adjustment of the interest rate from the BBA LIBOR Rate plus 2.25 percentage points to the BBA LIBOR Rate plus 2.00 points. Land, building and improvements with an approximate carrying value of $5.0 million as of March 31, 2013 secure the mortgage loan. The monthly mortgage payment is approximately $11,000 plus interest and increases in increments of approximately $1,000 each year throughout the life of the mortgage. Due to the difference in the term of the loan and amortization of the principal, a balloon payment of $2.6 million is due on April 1, 2019. The loan contains one financial covenant, a Fixed Charge Coverage Ratio, which applies in the event that our consolidated cash, cash equivalents and marketable securities balance falls below $25.0 million at any time. As our consolidated cash, cash equivalents, and marketable securities balance was above $25.0 million throughout the three months ended March 31, 2013, the Fixed Charge Coverage Ratio did not apply. Under the mortgage loan we may prepay our outstanding loan balance subject to certain early termination charges as defined in the mortgage loan agreement. If we were to default on our mortgage loan, the land, building and improvements would be used as collateral. As discussed in note 13 to the consolidated financial statements, effective April 1, 2010, in order to reduce the volatility of cash outflows that arise from changes in interest rates, we entered into two interest rate swap agreements that are intended to hedge our mortgage interest obligations by fixing the interest rates specified in the mortgage loan to 5.91% for half of the principal amount outstanding and 6.07% for the remaining half of the principal amount outstanding as of April 1, 2010 until the mortgage loan expires on April 16, 2019.
We currently have a revolving loan agreement with a bank that provides for a maximum available credit of $15.0 million and will expire on December 31, 2014. We pay interest on any outstanding amounts at a rate equal to the BBA LIBOR Daily Floating Rate plus 1.25%. The line of credit contains two financial covenants, a Liquidity Covenant, which requires us to maintain at least $20.0 million in unencumbered liquid assets, as defined in the loan agreement, and a Fixed Charge Coverage Ratio. As of March 31, 2013, we were not in default of either covenant. Subject to the terms of the agreement and so long as no event of default has occurred, until September 30, 2013, we have the option of converting up to $12.0 million of revolving loans into one or more term loans at a floating interest rate equal to LIBOR plus 1.75%. We may terminate the loan agreement prior to its full term without penalty; provided we give 30 days' advance written notice to the bank. As of March 31, 2013, we had $7.0 million outstanding under the facility, the repayment of which is due no later than the maturity date of December 31, 2014.
It is our intent to continue to invest in the mini-VSAT Broadband network on a global basis in cooperation with ViaSat under the terms of a 10-year agreement announced in July 2008. As part of the future potential capacity expansion, we would plan to seek to acquire additional satellite capacity from satellite operators, expend funds to seek regulatory approvals and permits, develop product enhancements in anticipation of the expansion, and hire additional personnel. In addition, in December 2011, we entered into a five-year agreement to lease C-band satellite capacity from a satellite operator, effective February 1, 2012, and in 2012 we also purchased three satellite hubs to support this C-band service. The total cost of the five-year satellite capacity agreement, the satellite hubs, and teleport services is approximately $12.2 million, of which approximately $2.7 million related to the total cost of the three hubs. In January 2013, we borrowed $4.7 million from a bank and pledged as collateral six satellite hubs and related equipment, including the three hubs purchased in 2012. The term of the equipment loan is five years, and the loan bears interest at a fixed interest rate of 2.76% per annum. The monthly payment is $83,000, including interest expense.
On November 26, 2008, our Board of Directors authorized a program to repurchase up to one million shares of our common stock. The share repurchase program is funded using our existing cash, cash equivalents, marketable securities and future cash flows. As of March 31, 2013, 341,009 shares of our common stock remain available for repurchase under the program. We did not purchase any shares of our common stock in the three months ended March 31, 2013.
We believe that the $44.8 million we hold in cash, cash equivalents and marketable securities, together with our other existing working capital and cash flows from operations, will be adequate to meet planned operating and capital requirements through at least the next twelve months. However, as the need or opportunity arises, we may seek to raise additional capital through public or private sales of securities or through additional debt financing. There are no assurances that we will be able to obtain any additional funding or that such funding will be available on terms acceptable to us.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our primary market risk exposure is in the area of foreign currency exchange risk. We are exposed to currency exchange rate fluctuations related to our subsidiary operations in Denmark, Norway, Brazil, Singapore and Japan. Certain transactions in these locations are made in the local currency, yet are reported in the U.S. dollar, the functional currency. For foreign currency exposures existing at March 31, 2013, a 10% unfavorable movement in the foreign exchange rates for our subsidiary locations would not expose us to material losses in earnings or cash flows.
From time to time, we purchase foreign currency forward contracts generally having durations of no more than five months. These forward contracts are intended to offset the impact of exchange rate fluctuations on cash flows of our foreign subsidiaries. Foreign exchange contracts are accounted for as cash flow hedges and are recorded on the balance sheet at fair value until executed. Changes in the fair value are recognized in earnings. We did not enter into any such contracts during the three months ended March 31, 2013.
The primary objectives of our investment activities are to preserve principal and maintain liquidity, while at the same time maximize income. We have not entered into any instruments for trading purposes. Some of the securities that we invest in may have market risk. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities that can include United States treasuries, certificates of deposit, investment grade asset-backed corporate securities, money market mutual funds and government agency and non-government debt securities. As of March 31, 2013, a hypothetical 100 basis-point increase in interest rates would have resulted in an immaterial decrease in the fair value of our investments that had maturities of greater than one year. Due to the conservative nature of our investments and the relatively short duration of their maturities, we believe interest rate risk is substantially mitigated. As of March 31, 2013, 83% of the $38.3 million classified as available-for-sale marketable securities will mature or reset within one year. Accordingly, long-term interest rate risk is not considered material. We did not invest in any financial instruments denominated in foreign currencies as of March 31, 2013.
To the extent that we borrow against our variable-rate credit facility, we will be subject to interest rate risk, as we will pay interest on any outstanding amounts at a rate equal to the BBA LIBOR Daily Floating Rate plus 1.25%. There was $7.0 million in borrowings outstanding under this facility at March 31, 2013.
As previously discussed in note 13 to the consolidated financial statements, effective April 1, 2010, in order to reduce the volatility of cash outflows that arise from changes in interest rates, we entered into two interest rate swap agreements. These interest rate swap agreements are intended to hedge our mortgage loan related to our headquarters facility in Middletown, Rhode Island by fixing the interest rates specified in the mortgage loan to 5.91% for half of the principal amount outstanding and 6.07% for the remaining half of the principal amount outstanding as of April 1, 2010 until the mortgage loan expires on April 16, 2019.

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
Under the supervision and with the participation of our CEO and CFO, our management has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2013, the end of the period covered by this interim report. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of March 31, 2013 due to the material weakness in our internal control over financial reporting described below. Our internal control over financial reporting is the process designed by and under the supervision of our CEO and CFO to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external reporting in accordance with accounting principles generally accepted in the United States of America.

Background
As, previously described in Item 9A of our annual report on Form 10-K for the year ended December 31, 2012, in March 2013, our management identified that the most senior member of our accounting staff at our Danish subsidiary had engaged in a fraudulent scheme to misappropriate assets from us over a period of at least three years. The scheme included fraudulent wire transfers to a personal bank account, fraudulent documentation, forged signatures and use of a corporate credit card for personal expenses. For the three years ended December 31, 2012, the aggregate amount of misappropriated funds in any year ranged from approximately $118,000 to $250,000, and for the three months ended March 31, 2013, the aggregate amount of misappropriated funds was approximately $84,000. Management is seeking to determine whether any of the losses may be covered by our insurance policies.
In the process of preparing our annual report on Form 10-K for the year ended December 31, 2012, management performed its assessment of the effectiveness of our internal control over financing reporting as of December 31, 2012 and concluded that our internal control over financial reporting as of that date was not effective because of a material weakness. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management's assessment identified the following control deficiencies in our internal control over financial reporting at our Danish subsidiary as a material weakness as of December 31, 2012:

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
Our independent registered public accounting firm, KPMG LLP, issued an adverse report regarding the effectiveness of our internal control over financial reporting as of December 31, 2012, and that report was included in Item 8 of our annual report on Form 10-K for the year ended December 31, 2012.
Following the identification of the foregoing control deficiencies in March 2013, management implemented a remediation plan. Management believes that the implementation of this plan will remediate the control deficiencies described above. The following steps of the remediation plan were completed as of the filing of our annual report on April 2, 2013:

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

The following steps of the remediation plan are currently in process, and management may determine to enhance existing controls and/or implement additional controls as the implementation progresses:

•
management is continuing to review the design and operation of our process-level and transaction-level controls at our foreign subsidiaries in relation to cash management and manual journal entry review and approvals, and management is implementing a master vendor payment control using available software services at our Danish bank ; and

•	management is in the process of conducting training sessions at its various locations to reinforce control consciousness.

Because the implementation of our remediation plan was ongoing as of March 31, 2013 and because there was insufficient time as of March 31, 2013 to demonstrate that the new controls implemented as part of the remediation plan were operating effectively as of that date, management concluded that the material weakness described in our annual report still existed as of March 31, 2013.

Evaluation of Changes in Internal Control over Financial Reporting
Under the supervision and with the participation of our CEO and CFO, our management has evaluated changes in our internal control over financial reporting that occurred during the first quarter of 2013. Based on that evaluation, except for the changes described above, our CEO and CFO did not identify any change in our internal control over financial reporting during the first quarter of 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
On November 26, 2008, our Board of Directors authorized a program to repurchase up to one million shares of our common stock. The repurchase program is funded using our existing cash, cash equivalents, marketable securities, and future cash flows. Under the repurchase program, at management’s discretion, we may repurchase shares on the open market from time to time, in privately negotiated transactions or block transactions, or through an accelerated repurchase agreement. The timing of such repurchases depends on availability of shares, price, market conditions, alternative uses of capital, and applicable regulatory requirements. The program may be modified, suspended or terminated at any time without prior notice. The repurchase program has no expiration date. There were no other repurchase programs outstanding during the three months ended March 31, 2013, and no repurchase programs expired during the period.
We did not repurchase any shares of our common stock in the three months ended March 31, 2013.

ITEM 6.    EXHIBITS
Exhibits:

Exhibit No.	Description	Filed with this Form 10-Q	Incorporated by Reference
			Form	Filing Date	Exhibit No.
3.1	Amended and Restated Certificate of Incorporation, as amended		10-Q	August 6, 2010	3.1

3.2	Amended, Restated and Corrected Bylaws of KVH Industries, Inc.		8-K	July 31, 2007	3

4.1	Specimen certificate for the common stock		S-1/A	March 22, 1996	4.1

10.1	Master Loan and Security Agreement, dated as of January 30, 2013, by and between Banc of America Leasing & Capital, LLC and KVH Industries, Inc.		8-K	February 5, 2013	10.1

10.2	Equipment Security Note, dated as of January 30, 2013, by and between Banc of America Leasing & Capital, LLC and KVH Industries, Inc.		8-K	February 5, 2013	10.2

31.1	Rule 13a-14(a)/15d-14(a) certification of principal executive officer	X

31.2	Rule 13a-14(a)/15d-14(a) certification of principal financial officer	X

32.1	Section 1350 certification of principal executive officer and principal financial officer	X

101
Interactive Data File regarding (a) our Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012, (b) our Consolidated Statements of Operations for the Three Months Ended March 31, 2013 and 2012, (c) our Consolidated Statements of Other Comprehensive Income (Loss) for the Three Months Ended March 31, 2013 and 2012, (d) our Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2013 and 2012 and (e) the Notes to such Consolidated Financial Statements.
		X

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 9, 2013

KVH Industries, Inc.

By:	/s/ PETER A. RENDALL
Peter A. Rendall
(Duly Authorized Officer and Chief Financial Officer)

Exhibit Index

Exhibit No.	Description	Filed with this Form 10-Q	Incorporated by Reference
			Form	Filing Date	Exhibit No.
3.1	Amended and Restated Certificate of Incorporation, as amended		10-Q	August 6, 2010	3.1

3.2	Amended, Restated and Corrected Bylaws of KVH Industries, Inc.		8-K	July 31, 2007	3

4.1	Specimen certificate for the common stock		S-1/A	March 22, 1996	4.1

10.1	Master Loan and Security Agreement, dated as of January 30, 2013, by and between Banc of America Leasing & Capital, LLC and KVH Industries, Inc.		8-K	February 5, 2013	10.1

10.2	Equipment Security Note, dated as of January 30, 2013, by and between Banc of America Leasing & Capital, LLC and KVH Industries, Inc.		8-K	February 5, 2013	10.2

31.1	Rule 13a-14(a)/15d-14(a) certification of principal executive officer	X

31.2	Rule 13a-14(a)/15d-14(a) certification of principal financial officer	X

32.1	Section 1350 certification of principal executive officer and principal financial officer	X

101
Interactive Data File regarding (a) our Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012, (b) our Consolidated Statements of Operations for the Three Months Ended March 31, 2013 and 2012, (c) our Consolidated Statements of Other Comprehensive Income (Loss) for the Three Months Ended March 31, 2013 and 2012, (d) our Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2013 and 2012 and (e) the Notes to such Consolidated Financial Statements.
		X