Form 10-Q
period 2013-06-30
KVH INDUSTRIES INC \DE\
filed 2013-08-09
CIK 1007587

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2013
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Date	Class	Outstanding shares
August 7, 2013	Common Stock, par value $0.01 per share	15,571,460

KVH INDUSTRIES, INC. AND SUBSIDIARIES
Form 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1.    Financial Statements
KVH INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts, unaudited)

	June 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$9,916	$8,978
Marketable securities	44,407	29,307
Accounts receivable, net of allowance for doubtful accounts of approximately $988 as of June 30, 2013 and $929 as of December 31, 2012	26,982	27,654
Inventories	17,355	16,203
Prepaid expenses and other assets	4,756	3,264
Deferred income taxes	817	1,146
Total current assets	104,233	86,552
Property and equipment, less accumulated depreciation of $34,032 as of June 30, 2013 and $31,657 as of December 31, 2012	36,283	36,733
Intangible assets, less accumulated amortization of $1,120 as of June 30, 2013 and $826 as of December 31, 2012	14,802	1,684
Goodwill	16,966	4,712
Other non-current assets	5,205	4,363
Deferred income taxes	566	3,524
Total assets	$178,055	$137,568
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,144	$7,086
Accrued compensation and employee-related expenses	5,542	6,785
Accrued other	7,126	4,595
Accrued product warranty costs	970	814
Deferred revenue	7,037	1,892
Current portion of long-term debt	1,109	138
Total current liabilities	28,928	21,310
Other long-term liabilities	1,312	140
Line of credit	30,000	7,000
Long-term debt, excluding current portion	6,671	3,414
Total liabilities	66,911	31,864
Commitments and contingencies (notes 3 and 9)
Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 1,000,000 shares; none issued	—	—
Common stock, $0.01 par value. Authorized 30,000,000 shares, 16,822,549 and 16,563,836 shares issued at June 30, 2013 and December 31, 2012; and 15,163,558 and 14,904,845 shares outstanding at June 30, 2013 and December 31, 2012, respectively	168	166
Additional paid-in capital	114,642	111,514
Retained earnings	10,819	7,307
Accumulated other comprehensive loss	(1,335)	(133)
Less: treasury stock at cost, common stock, 1,658,991 shares as of June 30, 2013 and December 31, 2012	(13,150)	(13,150)
Total stockholders’ equity	111,144	105,704
Total liabilities and stockholders’ equity	$178,055	$137,568

See accompanying Notes to Unaudited Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Sales:
Product	$25,886	$21,041	$51,102	$38,124
Service	17,311	10,978	32,022	20,623
Net sales	43,197	32,019	83,124	58,747
Costs and expenses:
Costs of product sales	14,310	12,746	28,219	23,729
Costs of service sales	10,860	6,822	21,110	12,624
Research and development	3,250	3,059	6,200	6,199
Sales, marketing and support	7,541	5,547	14,484	10,879
General and administrative	4,936	2,918	8,310	5,866
Total costs and expenses	40,897	31,092	78,323	59,297
Income (loss) from operations	2,300	927	4,801	(550)
Interest income	204	109	373	212
Interest expense	186	85	261	167
Other income, net	54	39	78	76
Income (loss) before income tax expense	2,372	990	4,991	(429)
Income tax expense	824	537	1,479	493
Net income (loss)	$1,548	$453	$3,512	$(922)
Per share information:
Net income (loss) per share
Basic and diluted	$0.10	$0.03	$0.23	$(0.06)
Number of shares used in per share calculation:
Basic	15,136,568	14,776,239	15,063,315	14,690,591
Diluted	15,234,898	14,886,548	15,253,288	14,690,591

See accompanying Notes to Unaudited Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net income (loss)	$1,548	$453	$3,512	$(922)
Other comprehensive income (loss), net of tax:
Unrealized (loss) gain on available-for-sale securities	(29)	1	(33)	(3)
Currency translation adjustment (loss) gain	(845)	(506)	(1,235)	9
Unrealized gain (loss) on derivatives	25	(77)	66	(42)
Other comprehensive (loss) income, net of tax	(849)	(582)	(1,202)	(36)
Total comprehensive income (loss)	$699	$(129)	$2,310	$(958)

See accompanying Notes to Unaudited Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Six Months Ended
	June 30,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$3,512	$(922)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for doubtful accounts	338	145
Depreciation and amortization	2,669	2,206
Deferred income taxes	103	464
Loss on interest rate swaps	73	64
Compensation expense related to stock-based awards and employee stock purchase plan	2,004	1,868
Changes in operating assets and liabilities:
Accounts receivable	2,586	3,493
Inventories	(1,164)	1,454
Prepaid expenses and other assets	(986)	(401)
Other non-current assets	(631)	(370)
Accounts payable	(481)	(333)
Deferred revenue	2,503	(22)
Accrued expenses	71	(863)
Other long-term liabilities	1,173	(7)
Net cash provided by operating activities	11,770	6,776
Cash flows from investing activities:
Capital expenditures	(1,444)	(4,536)
Net cash paid for business acquired	(22,774)	—
Purchases of marketable securities	(27,055)	(8,705)
Maturities and sales of marketable securities	12,089	9,473
Net cash used in investing activities	(39,184)	(3,768)
Cash flows from financing activities:
Repayments of long-term debt	(443)	(65)
Borrowings from long-term debt	4,671	—
Proceeds from stock options exercised and employee stock purchase plan	1,954	695
Payment of employee restricted stock withholdings	(828)	(333)
Repayments of line of credit borrowings	—	(2,000)
Proceeds from line of credit borrowings	23,000	—
Net cash provided by (used in) financing activities	28,354	(1,703)
Effect of exchange rate changes on cash and cash equivalents	(2)	(80)
Net increase in cash and cash equivalents	938	1,225
Cash and cash equivalents at beginning of period	8,978	7,017
Cash and cash equivalents at end of period	$9,916	$8,242

See accompanying Notes to Unaudited Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited, all amounts in thousands except share and per share amounts)

(1) Description of Business
KVH Industries, Inc. (the Company or KVH) designs, develops, manufactures and markets mobile communications products for the marine, and land mobile markets, and navigation, guidance and stabilization products for both the defense and commercial markets. The Company also distributes premium news, sports, movies and music content for commercial and leisure customers in the maritime, hotel, and retail markets.
KVH’s mobile communications products enable customers to receive voice and Internet services, and live digital television via satellite services in marine vessels, recreational vehicles and automobiles while in motion. KVH’s CommBox offers a range of tools designed to increase communication efficiency, reduce costs, and manage network operations. KVH sells its mobile communications products through an extensive international network of retailers, distributors and dealers. KVH also leases products directly to end users.
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
KVH’s mobile communications service sales include sales earned from satellite voice and Internet airtime services, sales of media and entertainment distributions, engineering services provided under development contracts, sales from product repairs, DIRECTV account referral fees earned in conjunction with the sale of its products and extended warranty sales. Mobile communications services sales also include our distribution of premium news, sports, movies and music content for commercial and leisure customers in the maritime, hotel, and retail markets via Headland Media Limited, the media and entertainment service company that we acquired on May 11, 2013. KVH provides, for monthly fixed and usage fees, satellite connectivity sales from broadband Internet, data and Voice over Internet Protocol (VoIP) service to our TracPhone V-series customers. KVH also earns monthly usage fees for third-party satellite connectivity for voice, data and Internet services to its Inmarsat TracPhone customers who choose to activate their subscriptions with KVH. Under current DIRECTV programs, KVH is eligible to receive a new mobile account activation fee from DIRECTV for each customer who activates their DIRECTV service directly through KVH.
KVH’s guidance and stabilization service sales include product repairs, engineering services provided under development contracts and extended warranty sales.

(2) Basis of Presentation
The accompanying consolidated financial statements of KVH Industries, Inc. and its subsidiaries, (collectively, KVH or the Company), have been prepared in accordance with accounting principles generally accepted in the United States of America. The Company has evaluated all subsequent events through the date of this filing. Given that KVH Industries A/S, KVH Industries Pte. Ltd., KVH Industries Japan Co. Ltd., and KVH Industries Brasil Comunicacao Por Satelite Ltda. operate as the Company’s European, Singaporean, Japanese and Brazilian international distributors, all of their operating expenses are reflected within sales, marketing and support within the accompanying consolidated statements of operations. KVH Industries Norway A/S, a subsidiary of KVH Industries A/S, develops and distributes middleware software solutions known as CommBox technology, and Headland Media Limited distributes premium news, sports, movies and music content for commercial and leisure customers in the maritime, hotel, and retail markets, and both are included in the Company’s satellite communications products and services. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements have not been audited by our independent registered public accounting firm and include all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations, and cash flows for the periods presented. These consolidated financial statements do not include all disclosures associated with annual financial statements and accordingly should be read in conjunction with the Company’s consolidated financial statements and related notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2012 filed on April 2, 2013 with the Securities and Exchange Commission. The results for the three and six months ended June 30, 2013 are not necessarily indicative of operating results for the remainder of the year.

(3) Significant Estimates and Assumptions
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of sales and expenses during the reporting periods. As described in the Company's annual report on Form 10-K, the most significant estimates and assumptions by management affect the Company’s revenue recognition, valuation of accounts receivable, valuation of inventory, assumptions used to determine fair value of goodwill and intangible assets, deferred tax assets and related valuation allowance, stock-based compensation, warranty and accounting for contingencies. The Company has reviewed these estimates and determined that these, as well as the additional revenue recognition discussion below, remain the most significant estimates for the quarter ended June 30, 2013.
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
The total contract value associated with TACNAV products is $21,200 for which the final shipments were completed in the second quarter of 2013. Revenue is recognized for these product sales after transfer of title and risk of loss after inspection occurs. The total contract value associated with all services is $14,400 which are estimated to continue through 2014. The contract value for the services portion of the SANG TACNAV order remaining to be performed as of July 1, 2013 is approximately $6,200. The revenue for these services is recognized using the percentage of completion accounting method. The Company limits the amount of revenue recognized for delivered elements to the amount that is not contingent on the future delivery of products or services, future performance obligations, or subject to customer-specific return or refund privileges.

(4) Stock-Based Compensation
The Company recognizes stock-based compensation in accordance with the provisions of ASC 718, Compensation-Stock Based Compensation. Stock-based compensation expense was $923 and $851 for the three months ended June 30, 2013 and June 30, 2012, respectively and $2,004 and $1,868 for the six months ended June 30, 2013 and June 30, 2012, respectively. As of June 30, 2013, there was $2,654 of total unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted-average period of 2.54 years. As of June 30, 2013, there was $3,821 of total unrecognized compensation expense related to restricted stock awards, which is expected to be recognized over a weighted-average period of 2.56 years.
The Company granted 20,000 and 245,625 restricted stock awards to employees under the terms of the Amended and Restated 2006 Stock Incentive Plan during the three and six months ended June 30, 2013. The restricted stock awards vest ratably over four years from the date of grant subject to the recipient remaining employed through the applicable vesting dates. Compensation expense for restricted stock awards is measured at fair value on the date of grant based on the number of shares granted and the quoted market closing price of the Company’s common stock. Such value is recognized as expense over the vesting period of the award, net of estimated forfeitures.
The Company granted 70,000 stock options to employees under the terms of the Amended and Restated 2006 Stock Incentive Plan during the three and six months ended June 30, 2013.

The fair value of stock options granted during the six months ended June 30, 2013 and 2012 was estimated as of the date of grant using the Black-Scholes option-pricing model. The weighted-average fair value per share for all options granted during the six months ended June 30, 2013 and 2012 was $5.44 and $4.70, respectively. The weighted-average assumptions used to value options as of their grant date were as follows:

	Six Months Ended	Six Months Ended
	June 30, 2013	June 30, 2012
Risk-free interest rate	0.67%	0.72%
Expected volatility	52.31%	64.6%
Expected life (in years)	4.24	4.22
Dividend yield	0%	0%

(5) Net Income (Loss) per Common Share
Basic net income (loss) per share is calculated based on the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share incorporates the dilutive effect of common stock equivalent options, warrants and other convertible securities, if any, as determined with the treasury stock accounting method. Common stock equivalents related to options and restricted stock awards for 487,156 and 1,075,765 shares of common stock for the three months ended June 30, 2013 and 2012, respectively, have been excluded from the fully diluted calculation of net income per share, as inclusion would be anti-dilutive. Common stock equivalents related to options and restricted stock awards for 481,990 shares of common stock for the six months ended June 30, 2013 have been excluded from the fully diluted calculation of net income per share, as inclusion would be anti-dilutive. The Company has excluded all outstanding stock options and non-vested restricted shares from the calculation of diluted earnings per share for the six months ended June 30, 2012 because the net loss causes these outstanding stock options and non-vested restricted shares to be anti-dilutive.
A reconciliation of the basic and diluted weighted average common shares outstanding is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Weighted average common shares outstanding—basic	15,136,568	14,776,239	15,063,315	14,690,591
Dilutive common shares issuable in connection with stock plans	98,330	110,309	189,973	—
Weighted average common shares outstanding—diluted	15,234,898	14,886,548	15,253,288	14,690,591

(6) Inventories
Inventories are stated at the lower of cost or market using the first-in first-out costing method. Inventories as of June 30, 2013 and December 31, 2012 include the costs of material, labor, and factory overhead. Components of inventories consist of the following:

	June 30, 2013	December 31, 2012
Raw materials	$8,819	$9,173
Work in process	3,846	1,789
Finished goods	4,690	5,241
	$17,355	$16,203

(7) Product Warranty
The Company’s products carry limited warranties that typically range from one to two years and vary by product. The warranty period begins on the date of retail purchase or lease by the original purchaser. The Company accrues estimated product warranty costs at the time of sale and any additional amounts are recorded when such costs are probable and can be reasonably estimated. Factors that affect the Company’s warranty liability include the number of units sold or leased, historical and anticipated rates of warranty repairs and the cost per repair. Warranty and related costs are reflected within sales, marketing and support in the accompanying statements of operations. As of June 30, 2013 and December 31, 2012, the Company had accrued product warranty costs of $970 and $814, respectively.

The following table summarizes product warranty activity during 2013 and 2012:

	Six Months Ended
	June 30,
	2013	2012
Beginning balance	$814	$933
Charges to expense	515	243
Costs incurred	(359)	(252)
Ending balance	$970	$924

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
The Company operates in two geographic segments, exclusively in the mobile communications, navigation and guidance and stabilization equipment industry, which it considers to be a single business activity. The Company has two primary product categories: mobile communications and guidance and stabilization. Mobile communication sales and services include marine, land mobile, automotive, and satellite-based voice, television and Broadband Internet connectivity services, as well as DIRECTV referral fees earned in conjunction with the sale of our products. Mobile communications services sales also include our distribution of premium news, sports, movies and music content for commercial and leisure customers in the maritime, hotel, and retail markets via Headland Media Limited, the media and entertainment service company we acquired on May 11, 2013. Guidance and stabilization sales and services include sales of defense-related navigation and guidance and stabilization equipment based upon digital compass and fiber optic sensor technology. Mobile communication and guidance and stabilization sales also include development contract revenue, product repairs and extended warranty sales.
The following table summarizes information regarding the Company’s operations by geographic segment:

	Sales Originating From
Three months ended June 30, 2013	Americas	Europe and Asia	Total
Mobile communications sales to the United States	$19,945	$177	$20,122
Mobile communications sales to Canada	121	—	121
Mobile communications sales to Europe	110	4,796	4,906
Mobile communications sales to other geographic areas	726	1,377	2,103
Guidance and stabilization sales to the United States	1,826	—	1,826
Guidance and stabilization sales to Canada	4,593	—	4,593
Guidance and stabilization sales to Europe	1,748	—	1,748
Guidance and stabilization sales to other geographic areas	7,778	—	7,778
Intercompany sales	1,935	457	2,392
Subtotal	38,782	6,807	45,589
Eliminations	(1,935)	(457)	(2,392)
Net sales	$36,847	$6,350	$43,197
Segment net income (loss)	$2,414	$(866)	$1,548
Depreciation and amortization	$1,123	$322	$1,445
Total assets	$130,208	$47,847	$178,055

	Sales Originating From
Three months ended June 30, 2012	Americas	Europe and Asia	Total
Mobile communications sales to the United States	$16,471	$—	$16,471
Mobile communications sales to Canada	217	—	217
Mobile communications sales to Europe	119	5,321	5,440
Mobile communications sales to other geographic areas	650	1,266	1,916
Guidance and stabilization sales to the United States	2,369	—	2,369
Guidance and stabilization sales to Canada	2,641	—	2,641
Guidance and stabilization sales to Europe	2,314	—	2,314
Guidance and stabilization sales to other geographic areas	651	—	651
Intercompany sales	3,637	626	4,263
Subtotal	29,069	7,213	36,282
Eliminations	(3,637)	(626)	(4,263)
Net sales	$25,432	$6,587	$32,019
Segment net income (loss)	$896	$(443)	$453
Depreciation and amortization	$1,012	$79	$1,091
Total assets	$106,111	$20,553	$126,664

	Sales Originating From
Six months ended June 30, 2013	Americas	Europe and Asia	Total
Mobile communication sales to the United States	$37,497	$177	$37,674
Mobile communication sales to Canada	283	—	283
Mobile communication sales to Europe	228	8,281	8,509
Mobile communication sales to other geographic areas	1,565	2,128	3,693
Guidance and stabilization sales to the United States	2,863	—	2,863
Guidance and stabilization sales to Canada	7,883	—	7,883
Guidance and stabilization sales to Europe	4,458	—	4,458
Guidance and stabilization sales to other geographic areas	17,761	—	17,761
Intercompany sales	2,540	834	3,374
Subtotal	75,078	11,420	86,498
Eliminations	(2,540)	(834)	(3,374)
Net sales	$72,538	$10,586	$83,124
Segment net income (loss)	$3,614	$(102)	$3,512
Depreciation and amortization	$2,273	$396	$2,669
Total assets	$130,208	$47,847	$178,055

	Sales Originating From
Six months ended June 30, 2012	Americas	Europe and Asia	Total
Mobile communication sales to the United States	$30,593	$—	$30,593
Mobile communication sales to Canada	365	—	365
Mobile communication sales to Europe	243	9,610	9,853
Mobile communication sales to other geographic areas	1,507	2,556	4,063
Guidance and stabilization sales to the United States	3,258	—	3,258
Guidance and stabilization sales to Canada	5,207	—	5,207
Guidance and stabilization sales to Europe	4,351	—	4,351
Guidance and stabilization sales to other geographic areas	1,057	—	1,057
Intercompany sales	6,631	1,050	7,681
Subtotal	53,212	13,216	66,428
Eliminations	(6,631)	(1,050)	(7,681)
Net sales	$46,581	$12,166	$58,747
Segment net loss	$(375)	$(547)	$(922)
Depreciation and amortization	$1,991	$215	$2,206
Total assets	$106,111	$20,553	$126,664

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

(10) Share Buyback Program
On November 26, 2008, the Company’s Board of Directors authorized a program to repurchase up to one million shares of the Company’s common stock. As of June 30, 2013, 341,009 shares of the Company’s common stock remain available for repurchase under the authorized program. The repurchase program is funded using the Company’s existing cash, cash equivalents, marketable securities and future cash flows. Under the repurchase program, the Company, at management’s discretion, may repurchase shares on the open market from time to time, in privately negotiated transactions or block transactions, or through an accelerated repurchase agreement. The timing of such repurchases depends on availability of shares, price, market conditions, alternative uses of capital, and applicable regulatory requirements. The program may be modified, suspended or terminated at any time without prior notice. The repurchase program has no expiration date. There were no other repurchase programs outstanding during the six months ended June 30, 2013 and no repurchase programs expired during the period.
The Company did not repurchase any shares of its common stock in the six months ended June 30, 2013.

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

Level 2:
Quoted prices for similar assets or liabilities in active markets; or observable prices that are based on observable market data, based on directly or indirectly market-corroborated inputs. The Company’s Level 2 liabilities are interest rate swaps and foreign currency forward contracts.

Level 3:	Unobservable inputs that are supported by little or no market activity, and are developed based on the best information available given the circumstances. The Company has no Level 3 assets.
Assets and liabilities measured at fair value are based on the valuation techniques identified in the table below. The valuation techniques are:

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

(c)
The valuations of foreign currency forward contracts are determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each instrument. This analysis utilizes observable market-based inputs, including commodity forward curves, and reflects the contractual terms of these instruments, including the period to maturity. The specific contractual terms utilized as inputs in determining fair value and a discussion of the nature of the risks being mitigated by these instruments are detailed in Note 15, “Derivative Instruments and Hedging Activities,” under the caption “Hedges of Foreign Currency Risk."

The following tables present financial assets and liabilities at June 30, 2013 and December 31, 2012 for which the Company measures fair value on a recurring basis, by level, within the fair value hierarchy:

June 30, 2013	Total	Level 1	Level 2	Level 3	Valuation Technique
Assets
Money market mutual funds	$14,070	$14,070	$—	$—	(a)
Government agency bonds	8,504	8,504	—	—	(a)
United States treasuries	11,114	11,114	—	—	(a)
Corporate notes	8,086	8,086	—	—	(a)
Certificates of deposit	2,530	2,530	—	—	(a)
Liabilities
Interest rate swaps	$369	$—	$369	$—	(b)
Foreign currency forward contracts	106	—	106	—	(c)

December 31, 2012	Total	Level 1	Level 2	Level 3	Valuation Technique
Assets
Money market mutual funds	$9,921	$9,921	$—	$—	(a)
Government agency bonds	6,817	6,817	—	—	(a)
United States treasuries	6,089	6,089	—	—	(a)
Corporate notes	4,679	4,679	—	—	(a)
Certificates of deposit	1,800	1,800	—	—	(a)
Liabilities
Interest rate swaps	$542	$—	$542	$—	(b)
Certain financial instruments are carried at cost on the consolidated balance sheets, which approximates fair value due to their short-term, highly liquid nature. These instruments include cash and cash equivalents, accounts receivable, accounts payable and accrued expenses.

Assets Measured and Recorded at Fair Value on a Nonrecurring Basis

The Company's non-financial assets and liabilities, such as goodwill, intangible assets, and other long-lived assets resulting from business combinations are measured at fair value using income approach valuation methodologies at the date of acquisition and subsequently re-measured if there are indicators of impairment. There were no indicators of impairment identified during the three and six months ended June 30, 2013.  As of June 30, 2013, we did not have any other non-financial assets and liabilities that were carried at fair value on a recurring basis in the condensed consolidated financial statements or for which a fair value measurement was required.

(12) Acquisition
On May 11, 2013, KVH Industries U.K. Limited, a newly formed, wholly owned subsidiary of KVH, entered into a Share Purchase Agreement with Oakley Capital Private Equity L.P., Mark Woodhead, Andrew Michael Galvin and the Trustees of the Headland Media Limited Employee Benefit Trust to acquire all of the issued share capital of Headland Media Limited, a media and entertainment service company based in the United Kingdom that distributes premium news, sports, movies and music content for commercial and leisure customers in the maritime, hotel, and retail markets, for an aggregate purchase price of approximately £15,500 ($24,000 at the exchange rate of £1.00: $1.5517 on May 11, 2013). The acquisition was consummated on the same day. The acquisition of Headland Media Limited was accounted for under the acquisition method of accounting for the business combination. The purchase price was determined as a result of arms-length negotiation and is subject to a potential post-closing adjustment based on the value of the net assets delivered at the closing.
The Share Purchase Agreement contains certain representations, warranties, covenants and indemnification provisions. The Share Purchase Agreement provides that 10% of the purchase price shall be held in escrow for a period of at least eighteen months after the closing in order to satisfy valid indemnification claims that KVH may assert for specified breaches of representations, warranties and covenants.
The total purchase price and related preliminary excess total purchase price over fair value of net assets acquired is as follows, excluding approximately $8,200 of acquired intercompany debt due KVH from Headland Media Limited (in thousands):

Consideration transferred - cash		$24,000
Book value of net assets acquired	$282
Fair value adjustments to deferred revenue	123
Fair value of tangible net assets acquired		$405

Identifiable intangibles at acquisition-date fair value
Subscriber relationships	8,271
Distribution rights	4,888
Internally developed software	543
Proprietary content	186
		13,888
Deferred income taxes		(3,134)
Goodwill		$12,841

Our fair value estimate of assets acquired and liabilities assumed is pending completion of several elements, including the finalization of valuations of the assets acquired and liabilities assumed and final review by our management. The primary areas that are not yet finalized relate to the fair value of certain tangible assets acquired and liabilities assumed, the valuation of intangible assets acquired, and income and non-income based taxes. The final determination of the assets acquired and liabilities assumed will be based on the established fair value of the assets acquired and the liabilities assumed as of the acquisition date. The excess of the purchase price over the fair value of net assets acquired is allocated to goodwill. The final determination of the purchase price, fair values and resulting goodwill may differ significantly from what is reflected.
The acquired finite-lived intangible assets from the Headland Media Limited acquisition were recorded at their estimated fair value of $13,888 on the acquisition date. The weighted-average useful life of the acquired intangible assets is estimated at approximately 11 years.
The goodwill of $12,841 arising from the Headland Media Limited acquisition largely reflects the expansion of our service offerings complementary to our existing products. The Headland Media Limited acquisition was intended to expand our future VSAT broadband communications product offerings by offering new media content to our customers.
Total service revenue of approximately $1,900 from Headland Media Limited is included in the Company's results for the three months ended June 30, 2013.

Pro Forma Financial Information
The following table summarizes the supplemental statements of operations information on an unaudited pro forma basis as if the Headland Media Limited acquisition had occurred on January 1, 2012:

	Six Months Ended	Six Months Ended
	June 30, 2013	June 30, 2012
Pro forma net revenues	$87,887	$65,012
Pro forma net income (loss)	3,704	(625)
Basic pro forma net income (loss) per share	$0.25	$(0.04)
Diluted pro forma net income (loss) per share	$0.24	$(0.04)
The pro forma results presented above are for illustrative purposes only for the periods presented and do not purport to be indicative of the actual results which would have occurred had the transaction been completed as of the beginning of the period, nor are they indicative of results of operations which may occur in the future.

(13) Goodwill and Intangible Assets

The following table sets forth the changes in the carrying amount of goodwill for the six months ended June 30, 2013:

Amounts
Balance at December 31, 2012	$4,712
Goodwill allocated to Headland Media Limited	12,841
Foreign currency translation adjustment	(587)
Balance at June 30, 2013	$16,966

In the six months ended June 30, 2013, there were no triggering events, as defined by FASB ASC Topic 350, Intangibles—Goodwill and Other (“FASB ASC 350”), which required an interim goodwill impairment test. We perform our annual goodwill impairment test as of August 31 each year.
Acquired intangible assets consisted of the following:

	Useful Life	Cost	Accumulated Amortization	Net Carrying Value
June 30, 2013
Subscriber relationships	10	$8,106	$113	$7,993
Distribution rights	15	4,791	45	4,746
Internally developed software	3	532	25	507
Proprietary content	2	182	13	169
Intellectual property	7	2,372	985	1,387
		$15,983	$1,181	$14,802
December 31, 2012
Intellectual property	7	$2,372	$688	$1,684
		$2,372	$688	$1,684

Estimated future amortization expense remaining at June 30, 2013, for intangible assets acquired as part of the Headland Media Limited acquisition, is as follows:

Year Ending
December 31,
2013	$699
2014	1,399
2015	1,340
2016	1,194
2017	1,130
Thereafter	7,653
Total future amortization expense	$13,415

(14) Business and Credit Concentrations
Significant portions of the Company’s net sales are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net sales to foreign customers outside the U.S. and Canada	38.3%	32.2%	41.4%	32.9%
Net sales to Customer A	14.2%	*	*	*

*	Represents less than 10% of net sales in the respective period.

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
As required by ASC Topic 815, Derivatives and Hedging, the Company records all derivatives on the balance sheet at fair value. As of June 30, 2013, the fair value of the derivatives is included in other accrued liabilities and the unrealized gain is included in other comprehensive income.
As of June 30, 2013, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivatives	Notional (in thousands)	Asset (Liability)	Effective Date	Maturity Date	Index	Strike Rate
Interest rate swap	$1,737	(177)	April 1, 2010	April 1, 2019	1-month LIBOR	5.91%
Interest rate swap	$1,737	(192)	April 1, 2010	April 1, 2019	1-month LIBOR	6.07%
Hedges of Foreign Currency Risk
As a result of the acquisition of Headland Media Limited on May 11, 2013, the Company inherited foreign currency forward contracts that Headland Media Limited owned and that were intended to hedge currency fluctuations between the British Pound and U.S. Dollar and the British Pound and the Euro. As the Company's functional currency is the U.S. dollar and the majority of Headland Media Limited's foreign currency forward contracts were designated to hedge the U.S. dollar, it is expected there will be no additional purchases of any of these contracts going forward. These outstanding foreign currency forward contracts qualify as cash flow hedges intended to offset the effect of exchange rate fluctuations on forecasted sales, all of which were deemed effective.
The effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period in which the hedged forecasted transaction affects earnings. For the three and six months ended June 30, 2013, an immaterial amount was recognized in earnings. As of June 30, 2013, we estimated that $100 thousand in net losses will be reclassified from accumulated other comprehensive income to earnings during the twelve months ending June 30, 2014.

As of June 30, 2013, we had the following outstanding foreign currency forward contracts:

Notional (in millions)	Effective Date	Maturity Date	Index	Weighted-Average Strike Rate	Hedge Designation
0.9 USD	Various from September 2013 to December 2013	Various from September 2013 to December 2013	U.S. Dollar to GBP Exchange Rate	1.58 USD	Designated
1.8 USD	Various from January 2014 to December 2014	Various from January 2014 to December 2014	U.S. Dollar to GBP Exchange Rate	1.57 USD	Designated
0.24 EUR	Various from October 2013 to December 2013	Various from October 2013 to December 2013	Euro to GBP Exchange Rate	1.24 EUR	Designated
0.48 EUR	Various from January 2014 to December 2014	Various from January 2014 to December 2014	Euro to GBP Exchange Rate	1.16 EUR	Designated
The notional amounts above represent the total quantities we have outstanding over the remaining contracted periods.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

Overview
We design, develop, manufacture and market mobile communications products for the marine, and land mobile markets, and navigation, guidance and stabilization products for both the defense and commercial markets. We also distribute premium news, sports, movies and music content for commercial and leisure customers in the maritime, hotel, and retail markets.
Our mobile communications products enable customers to receive voice and Internet services and live digital television via satellite services in marine vessels, recreational vehicles and automobiles. Our CommBox offers a range of tools designed to increase communication efficiency, reduce costs, and manage network operations. We sell our mobile communications products through an extensive international network of retailers, distributors and dealers. We also lease products directly to end users.
We offer precision FOG systems that enable platform and optical stabilization, navigation, pointing and guidance. Our guidance and stabilization products also include tactical navigation systems that provide uninterrupted access to navigation and pointing information in a variety of military vehicles, including tactical trucks and light armored vehicles. Our guidance and stabilization products are sold directly to U.S. and allied governments and government contractors, as well as through an international network of authorized independent sales representatives. In addition, our guidance and stabilization products have numerous commercial applications such as precision mapping, dynamic surveying, autonomous vehicles, train location control and track geometry measurement systems, industrial robotics and optical stabilization.
Our mobile communications service sales include sales earned from satellite voice and Internet airtime services, engineering services provided under development contracts, sales from product repairs, and DIRECTV account referral fees earned in conjunction with the sale of our products and extended warranty sales. Our mobile communications services sales also include our distribution of premium news, sports, movies and music content for commercial and leisure customers in the maritime, hotel, and retail markets via Headland Media Limited, our media and entertainment service company that we acquired on May 11, 2013. We provide, for monthly fixed and usage fees, satellite connectivity services for broadband Internet, data and VoIP service to our TracPhone V-series customers. We also earn monthly usage fees for third-party satellite connectivity for voice, data and Internet services to our Inmarsat TracPhone customers who choose to activate their subscriptions with us. Under current DIRECTV programs, we are eligible to receive a new mobile account activation fee from DIRECTV for each customer who activates their DIRECTV service directly through us. Our service sales have grown from 18% of our net sales in 2010 to 24% in 2011 to 34% in 2012. We expect our service sales will continue to increase as a percentage of our net sales as a result of our recent acquisition of Headland Media Limited and the growth that we anticipate in our mini-VSAT Broadband customer base.
Our guidance and stabilization service sales include engineering services provided under development contracts, product repairs and extended warranty sales.

We generate sales primarily from the sale of our mobile satellite systems and services and our guidance and stabilization products and services. The following table provides, for the periods indicated, our sales by industry category:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(in thousands)
Mobile communications	$27,252	$24,044	$50,159	$44,874
Guidance and stabilization	15,945	7,975	32,965	13,873
Net sales	$43,197	$32,019	$83,124	$58,747
We have historically derived a substantial portion of our sales from sales to customers located outside the United States. Notes 8 and 14 of the notes to the consolidated financial statements provide information regarding our sales to specific geographic regions.

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
As described in our annual report on Form 10-K for the year ended December 31, 2012, our most critical accounting policies and estimates upon which our consolidated financial statements were prepared were those relating to revenue recognition, allowances for accounts receivable, inventories, income taxes and deferred income tax assets and liabilities, warranty, stock-based compensation, goodwill and intangible assets and contingencies. We have reviewed our policies and estimates and determined that these remain our most critical accounting policies and estimates for the quarter ended June 30, 2013.
Readers should refer to our annual report on Form 10-K for the year ended December 31, 2012 under “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Critical Accounting Policies and Significant Estimates” for descriptions of these policies and estimates.

Results of Operations
The following table provides, for the periods indicated, certain financial data expressed as a percentage of net sales:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Sales:
Product	59.9%	65.7%	61.5%	64.9%
Service	40.1	34.3	38.5	35.1
Net sales	100.0	100.0	100.0	100.0
Cost and expenses:
Costs of product sales	33.1	39.8	34.0	40.4
Costs of service sales	25.1	21.3	25.4	21.5
Research and development	7.5	9.6	7.5	10.6
Sales, marketing and support	17.5	17.3	17.4	18.5
General and administrative	11.4	9.1	10.0	10.0
Total costs and expenses	94.6	97.1	94.3	101.0
Income (loss) from operations	5.4	2.9	5.7	(1.0)
Interest income	0.5	0.3	0.4	0.4
Interest expense	0.4	0.3	0.3	0.3
Other income, net	0.1	0.1	0.1	0.1
Income (loss) before income tax expense	5.6	3.0	5.9	(0.8)
Income tax expense	1.9	1.6	1.8	0.8
Net income (loss)	3.7%	1.4%	4.1%	(1.6)%
Three Months Ended June 30, 2013 and 2012
Net Sales
Product sales for the three months ended June 30, 2013 increased $4.8 million, or 23%, to $25.9 million for the three months ended June 30, 2013 from $21.0 million for the three months ended June 30, 2012. The increase was primarily due to an increase in sales of our guidance and stabilization products of approximately $6.0 million, or 82%. Specifically, sales of our TACNAV defense products increased $3.5 million, or 227%, primarily as a result of product sales related to the previously announced Saudi Arabian National Guard (SANG) contract. SANG hardware shipments were completed in the second quarter of 2013. Also contributing to the increase in sales of our guidance and stabilization products during the three months ended June 30, 2013 was an increase in sales of our FOG products of $2.4 million, or 43%, as compared to the three months ended June 30, 2012. We expect that our TACNAV product sales will decrease significantly quarter-over-quarter during the remainder of 2013, primarily due to the completion of the SANG hardware order discussed above and indications of a slowdown in future U.S. defense sales resulting from the implementation of sequestration measures. Although we expect that TACNAV sales will continue to grow over the long term, sales on a quarter-to-quarter or year-to-year basis could continue to be very uneven. We also expect that our FOG sales will increase year-over-year, primarily due to increased demand for new commercial applications.
Offsetting the increase in guidance and stabilization product sales was a decrease of $1.2 million, or 8%, in sales of our mobile communications products to $12.6 million for the three months ended June 30, 2013 from $13.8 million for the three months ended June 30, 2012. The decrease was primarily due to a decrease in sales of our marine products of $0.8 million, or 7%, driven primarily by decreased sales of our TracPhone V7 product and satellite television products in Europe. Also contributing to this decrease was a decrease in our land mobile products of $0.3 million, or 27%, as compared to the three months ended June 30, 2012. The decrease in our land mobile products was primarily a result of decreased sales to original equipment manufacturers in the recreational vehicle market. Partially offsetting the decrease in mobile communications products was increased sales of our TracPhone V11, which was released in the fourth quarter of 2012. We remain cautious about the prospects for our marine leisure sales, specifically in Europe, as a result of ongoing challenges in the global economy.
Mobile communications product sales originating from our European and Asian subsidiaries for the three months ended June 30, 2013 decreased $1.7 million, or 28%, as compared to the three months ended June 30, 2012. Mobile communications product sales originating from the Americas for the three months ended June 30, 2013 increased $0.6 million, or 8%, as compared to the three months ended June 30, 2012.

Service sales for the three months ended June 30, 2013 increased $6.3 million, or 58%, to $17.3 million from $11.0 million for the three months ended June 30, 2012. The primary reason for the increase was a $2.9 million increase in airtime sales for our mini-VSAT Broadband service. Also contributing to the increase in service sales was a $1.9 million increase from Headland Media Limited, which we acquired on May 11, 2013, and a $1.8 million increase in contracted engineering services driven by construction and program management services provided in connection with the SANG contract.
Costs of Sales
For the three months ended June 30, 2013, costs of product sales increased by $1.6 million, or 12%, to $14.3 million from $12.7 million for the three months ended June 30, 2012. The primary reason for the increase was the increase in sales of our FOG and TACNAV products discussed above.
Costs of service sales increased by $4.0 million, or 59%, to $10.9 million for the three months ended June 30, 2013 from $6.8 million for the three months ended June 30, 2012. The primary reason for the increase was a $2.0 million increase in engineering services cost of sales due primarily to the services provided in connection with the SANG contract as discussed above. Also contributing to the increase was an increase of $1.7 million in airtime costs of sales for our mini-VSAT Broadband service, and a $0.5 million increase in costs of service from Headland Media Limited.
Gross margin from product sales for the three months ended June 30, 2013 increased to 45% as compared to 39% for the three months ended June 30, 2012. The increase in our gross margin from product sales was primarily due to an increase in sales of our TACNAV and FOG products discussed above, which generally have higher margins than our mobile communications products. We expect that, with the completion of product deliveries under the SANG contract during the second quarter of 2013, gross margin from product sales will decline.
Gross margin from service sales for the three months ended June 30, 2013 decreased to 37% as compared to 38% for the three months ended June 30, 2012. The decrease in our gross margin from service sales was primarily attributable to the decrease in gross margin for contracted engineering services as a result of the installation services and project management services in Saudi Arabia, as these services had a gross margin of approximately 10%. We anticipate the gross margin percentage for contracted engineering services will continue to remain at the second quarter 2013 level, which is well below historical levels, for the next several quarters as a result of the installation and program management services portion of the SANG contract. The contract value for the services portion of the SANG order remaining to be performed as of July 1, 2013 is approximately $6.2 million. These project management services are estimated to continue to be performed well into 2014. Partially offsetting the decrease in gross margin for contracted engineering services was an increase in gross margin for mini-VSAT Broadband service sales to 35% from 32% in the year-ago period. In 2013, we expect mini-VSAT Broadband service margins to increase year-over-year primarily from increased TracPhone V11 activations, an overall increase in our mini-VSAT Broadband customer base, and from the introduction of new value-added services to our mini-VSAT Broadband customers, but at a more modest rate than the recent year-over-year gross margin growth from 2011 to 2012.
Operating Expenses
Sales, marketing and support expense for the three months ended June 30, 2013 increased by $2.0 million, or 36%, to $7.5 million from $5.5 million for the three months ended June 30, 2012. The primary reason for the increase in 2013 was a $0.8 million increase in variable sales expense primarily as a result of the sales relating to the SANG contract and related facility construction that commenced in the third quarter of 2012. Also contributing to the increase in 2013 was a $0.6 million increase in sales, marketing and support expense related to Headland Media Limited and our Danish subsidiary. Also contributing to the increase was a $0.3 million increase in warranty expense, a $0.2 million increase in accrued performance-based incentive compensation, and a $0.1 million increase in bad debt expense. As a percentage of net sales, sales, marketing and support expense for the quarter ended June 30, 2013 was 18% as compared to 17% for the quarter ended June 30, 2012.
Research and development expense for the three months ended June 30, 2013 increased by $0.2 million, or 6%, to $3.3 million from $3.1 million for the three months ended June 30, 2012. The primary reason for the increase in 2013 expense was a $0.2 million increase in U.S.-based employee compensation. As a percentage of net sales, research and development expense for the quarter ended June 30, 2013 was 8% as compared to 10% for the quarter ended June 30, 2012.
General and administrative expense for the three months ended June 30, 2013 increased by $2.0 million, or 69%, to $4.9 million from $2.9 million for the three months ended June 30, 2012. The primary reasons for the increase in 2013 expense were a $0.9 million increase in transaction expenses related to the acquisition of Headland Media Limited and a $0.7 million increase in general administrative expense from Headland Media Limited. Also contributing to the increase was a $0.2 million increase in U.S.-based employee compensation driven by increased accrued performance-based incentive compensation, and a $0.1 million increase in legal expense. As a percentage of net sales, general and administrative expense for the quarter ended June 30, 2013 was 11% as compared to 9% for the quarter ended June 30, 2012.

We expect total general and administrative expense will increase year-over-year on an absolute basis. We also expect general and administrative expense should decline as a percentage of total sales year-over-year, excluding the non-recurring transaction expenses related to the Headland Media Limited acquisition and the additional general and administrative expense at Headland Media Limited.
Income Tax Expense
Income tax expense for the three months ended June 30, 2013 was $0.8 million as compared to $0.5 million for the three months ended June 30, 2012. The increase in income tax expense is primarily due to a $1.4 million increase in pre-tax income. We estimate our effective tax rate for 2013 to be 35% or higher, as a result of the tax effect of discrete events such as stock option exercise activity and restricted stock vesting.

Six Months Ended June 30, 2013 and 2012
Net Sales
Product sales for the six months ended June 30, 2013 increased $13.0 million, or 34%, to $51.1 million for the six months ended June 30, 2013 from $38.1 million for the six months ended June 30, 2012. The increase was primarily due to an increase in sales of our guidance and stabilization products of approximately $15.4 million, or 131%. Specifically, sales of our TACNAV defense products increased $10.1 million, or 380%, primarily as a result of product sales related to the previously announced Saudi Arabian National Guard (SANG) contract. Also contributing to the increase in sales of our guidance and stabilization products during the six months ended June 30, 2013 was an increase in sales of our FOG products of $5.3 million, or 61%, as compared to the six months ended June 30, 2012.
Offsetting the increase in guidance and stabilization product sales was a decrease of $2.4 million, or 9%, in sales of our mobile communications products to $23.9 million for the six months ended June 30, 2013 from $26.4 million for the six months ended June 30, 2012. The decrease was primarily due to a decrease in sales of our marine products of $1.7 million, or 7%, driven primarily by decreased sales of our TracPhone V7 product and satellite television products in Europe. Also contributing to this decrease was a decrease in sales of our land mobile products of $0.7 million, or 28%, as compared to the six months ended June 30, 2012. The decrease in sales of our land mobile products was primarily a result of decreased sales to original equipment manufacturers in the recreational vehicle market. Partially offsetting the decrease in sales of these mobile communications products was increased sales of our TracPhone V11, which was released in the fourth quarter of 2012.
Mobile communications product sales originating from our European and Asian subsidiaries for the six months ended June 30, 2013 decreased $3.1 million, or 27%, as compared to the six months ended June 30, 2012. Mobile communications product sales originating from the Americas for the six months ended June 30, 2013 increased $0.7 million, or 4%, as compared to the six months ended June 30, 2012.
Service sales for the six months ended June 30, 2013 increased $11.4 million, or 55%, to $32.0 million from $20.6 million for the six months ended June 30, 2012. The primary reason for the increase was a $5.9 million increase in airtime sales for our mini-VSAT Broadband service. Also contributing to the increase in service sales was a $3.6 million increase in contracted engineering services driven by construction and program management services provided in connection with the SANG contract, and $1.9 million increase from Headland Media Limited.
Costs of Sales
For the six months ended June 30, 2013, costs of product sales increased by $4.5 million, or 19%, to $28.2 million from $23.7 million for the six months ended June 30, 2012. The primary reason for the increase was the increase in sales of our TACNAV and FOG products discussed above.
Costs of service sales increased by $8.5 million, or 67%, to $21.1 million for the six months ended June 30, 2013 from $12.6 million for the six months ended June 30, 2012. The primary reason for the increase was a $4.6 million increase in engineering services cost of sales due primarily to the services provided in connection with the SANG contract as discussed above. Also contributing to the increase was an increase of $3.4 million in airtime costs of sales for our mini-VSAT Broadband service, and a $0.5 million increase in costs of service from Headland Media Limited.
Gross margin from product sales for the six months ended June 30, 2013 increased to 45% as compared to 38% for the six months ended June 30, 2012. The increase in our gross margin from product sales was primarily due to an increase in sales of our TACNAV and FOG products discussed above, which generally have higher margins than our mobile communications products.

Gross margin from service sales for the six months ended June 30, 2013 decreased to 34% as compared to 39% for the six months ended June 30, 2012. The decrease in our gross margin from service sales was primarily attributable to the decrease in gross margin for contracted engineering services as a result of the facility construction, installation and project management services in Saudi Arabia, as these services had a gross margin of approximately 10%. Partially offsetting the decrease in gross margin for contracted engineering services was an increase in gross margin for mini-VSAT Broadband service sales to 34% from 31% in the year-ago period.
Operating Expenses
Sales, marketing and support expense for the six months ended June 30, 2013 increased by $3.6 million, or 33%, to $14.5 million from $10.9 million for the six months ended June 30, 2012. The primary reason for the increase in 2013 was a $1.9 million increase in variable sales expense primarily as a result of the sales relating to the SANG contract and related facility construction that commenced in the third quarter of 2012. Also contributing to the increase in 2013 was a $1.0 million increase in sales, marketing and support expense related to our Danish subsidiary, Headland Media Limited, and our Japanese subsidiary. Also contributing to the increase was a $0.3 million increase in accrued performance-based incentive compensation, a $0.3 million increase in warranty expense, and a $0.2 million increase in bad debt expense. As a percentage of net sales, sales, marketing and support expense for the six months ended June 30, 2013 was 18% as compared to 19% for the six months ended June 30, 2012.
Research and development expense for the six months ended June 30, 2013 of $6.2 million was consistent with the six months ended June 30, 2012. As a percentage of net sales, research and development expense for the six months ended June 30, 2013 was 8% as compared to 11% for the six months ended June 30, 2012. Research and development expense as a percentage of net sales decreased due to an increase in customer-funded engineering costs for SANG related contracted engineering services. We expect research and development expense as a percentage of net sales to increase as the services portion of the SANG contract is completed in 2014.
General and administrative expense for the six months ended June 30, 2013 increased by $2.4 million, or 42%, to $8.3 million from $5.9 million for the six months ended June 30, 2012. The primary reason for the increase in 2013 expense was a $0.9 million increase in transaction expenses related to the acquisition of Headland Media Limited, and $0.7 million increase in general administrative expense from Headland Media Limited. Also contributing to the increase was a $0.6 million increase in U.S.-based employee compensation driven by increased accrued performance-based incentive compensation. As a percentage of net sales, general and administrative expense for the six months ended June 30, 2013 was 10%, consistent with the six months ended June 30, 2012.
Income Tax Expense
Income tax expense for the six months ended June 30, 2013 was $1.5 million as compared to $0.5 million for the six months ended June 30, 2012. The increase in income tax expense is primarily due to a $5.4 million increase in pre-tax income. Partially offsetting the 2013 income tax expense was an income tax benefit from the American Taxpayer Relief Act of 2012, which extended the research and development tax credit for two years to December 31, 2013. As a result of the retroactive extension, a discrete income tax benefit of $0.4 million was recognized for qualifying research and development amounts incurred in 2012. During the six months ended June 30, 2012, a discrete income tax expense associated with tax shortfalls for non-qualified stock options expirations, as well as shortfalls associated with restricted stock awards vesting of $0.4 million, was recognized.

Backlog
Backlog is not a meaningful indicator for predicting revenue in future periods. Commercial resellers for our mobile satellite communications products and legacy products do not carry extensive inventories and rely on us to ship products quickly. Generally due to the rapid delivery of our commercial products, our backlog for those products is not significant.
Our backlog for all products and services was approximately $30.8 million and $35.0 million on June 30, 2013 and December 31, 2012, respectively. As of June 30, 2013, our backlog was scheduled for fulfillment in 2013, except for $8.1 million scheduled for fulfillment in 2014 and $4.9 million scheduled for fulfillment in 2015. The decrease in backlog of $4.2 million from December 31, 2012 was primarily a result of completion of the SANG hardware deliverables in the second quarter of 2013.
Backlog consists of orders evidenced by written agreements and specified delivery dates for customers who are acceptable credit risks. We do not include satellite connectivity service sales in our backlog even though many of our satellite connectivity customers have signed annual service contracts providing for a fixed monthly fee. Military orders included in backlog are generally subject to cancellation for the convenience of the customer. When orders are cancelled, we generally recover actual costs incurred through the date of cancellation and the costs resulting from termination. As of June 30, 2013, our backlog included approximately $17.1 million in orders that are subject to cancellation for convenience by the customer. Individual orders for guidance and stabilization products are often large and may require procurement of specialized long-lead components and allocation of manufacturing resources. The complexity of planning and executing larger orders generally requires customers to order well in advance of the required delivery date, resulting in backlog.

Liquidity and Capital Resources
We have historically funded our operations primarily from operating cash flows, net proceeds from public and private equity offerings, bank financings and proceeds received from exercises of stock options. As of June 30, 2013, we had $54.3 million in cash, cash equivalents, and marketable securities, of which $5.2 million in cash equivalents were held in a local currency by our foreign subsidiaries. There were no marketable securities held by our foreign subsidiaries as of June 30, 2013. As of June 30, 2013, we had $75.3 million in working capital.
Net cash provided by operations was $11.8 million for the six months ended June 30, 2013 as compared to net cash provided by operations of $6.8 million for the six months ended June 30, 2012. The increase is primarily due to an increase in net income of $4.4 million, a $2.5 million increase in cash inflows related to deferred revenue, a $1.2 million decrease in cash outflows related to other long-term liabilities, and a decrease in cash outflows of approximately $0.9 million related to accrued expenses. Partially offsetting the increase in cash inflows is a $2.6 million increase in cash outflows as a result of increased inventory levels, a $0.9 million decrease in cash inflows attributable to accounts receivable, as well as a $0.6 million increase in cash outflows related to prepaid expenses and other current assets.
Net cash used in investing activities was $39.2 million for the six months ended June 30, 2013 as compared to net cash used in investing activities of $3.8 million for the six months ended June 30, 2012. The increase in cash outflows is primarily due to the net cash paid for the acquisition of Headland Media Limited of $22.8 million, and a $15.7 million increase in our net investment in marketable securities. Partially offsetting the increase in cash outflows is a decrease in capital expenditures of approximately $3.1 million.
Net cash provided by financing activities was $28.4 million for the six months ended June 30, 2013 compared to cash used in financing activities of $1.7 million for the six months ended June 30, 2012. The increase in cash provided by financing activities is primarily due to $23.0 million in borrowings from our line of credit used to finance the majority of the acquisition cost of Headland Media Limited on May 11, 2013, and a $4.7 million equipment security note that we entered into on January 30, 2013. Also contributing to the increase in cash inflows was a $2.0 million reduction in payments on our line of credit and a $1.3 million increase in proceeds from exercises of stock options and purchases under our employee stock purchase plan.
On April 6, 2009, we entered into a mortgage loan in the amount of $4.0 million related to our headquarters facility in Middletown, Rhode Island. The loan term is 10 years, with a principal amortization of 20 years, and the interest rate will be a rate per year adjusted periodically based on a defined interest period equal to the BBA LIBOR Rate plus 2.25 percentage points. On June 9, 2011, we entered into an amendment to the mortgage loan, providing for an adjustment of the interest rate from the BBA LIBOR Rate plus 2.25 percentage points to the BBA LIBOR Rate plus 2.00 points. Land, building and improvements with an approximate carrying value of $5.0 million as of June 30, 2013 secure the mortgage loan. The monthly mortgage payment is approximately $11,000 plus interest and increases in increments of approximately $1,000 each year throughout the life of the mortgage. Due to the difference in the term of the loan and amortization of the principal, a balloon payment of $2.6 million is due on April 1, 2019. The loan contains one financial covenant, a Fixed Charge Coverage Ratio, which applies in the event that our consolidated cash, cash equivalents and marketable securities balance falls below $25.0 million at any time. As our consolidated cash, cash equivalents, and marketable securities balance was above $25.0 million throughout the six months ended June 30, 2013, the Fixed Charge Coverage Ratio did not apply. Under the mortgage loan we may prepay our outstanding loan balance subject to certain early termination charges as defined in the mortgage loan agreement. If we were to default on our mortgage loan, the land, building and improvements would be used as collateral. As discussed in note 15 to the consolidated financial statements, effective April 1, 2010, in order to reduce the volatility of cash outflows that arise from changes in interest rates, we entered into two interest rate swap agreements that are intended to hedge our mortgage interest obligations by fixing the interest rates specified in the mortgage loan to 5.91% for half of the principal amount outstanding and 6.07% for the remaining half of the principal amount outstanding as of April 1, 2010 until the mortgage loan expires on April 16, 2019.
On May 9, 2013, we amended our revolving loan agreement with a bank to increase our line of credit from $15.0 million to $30.0 million. The revolving loan matures on December 31, 2014 and, as amended, no longer permits us to convert revolving loans into term loans. We pay interest on any outstanding amounts at a rate equal to the BBA LIBOR Daily Floating Rate plus 1.25%. The line of credit contains two financial covenants, a Liquidity Covenant, which requires us to maintain at least $20.0 million in unencumbered liquid assets, as defined in the loan agreement, and a Fixed Charge Coverage Ratio. As of June 30, 2013, we were not in default of either covenant. We may terminate the loan agreement prior to its full term without penalty; provided we give 30 days' advance written notice to the bank.

On May 11, 2013, we acquired Headland Media Limited for an aggregate purchase price of approximately £15.5 million ($24.0 million at the exchange rate of £1.00: $1.5517 on May 11, 2013). The purchase price is subject to a potential post-closing adjustment based on the value of the net assets delivered at the closing.
In connection with the acquisition of Headland Media Limited, we borrowed $23.0 million under our line of credit to pay substantially all of the purchase price for the acquisition. Our obligation to repay the loan could be accelerated upon a default or event of default under the terms of the revolving loan agreement, including certain failures to pay principal or interest when due, certain breaches of representations and warranties, the failure to comply with our affirmative and negative covenants under the loan agreement, a change of control, certain defaults in payment relating to other indebtedness, the acceleration of payment of certain other indebtedness, certain events relating to our liquidation, dissolution, bankruptcy, insolvency or receivership, the entry of certain judgments against us, certain events relating to the impairment of collateral or the bank’s security interest therein, and any other material adverse change.
As of June 30, 2013, we had $30.0 million outstanding under the loan agreement, all of which we must repay on or before December 31, 2014. The monthly interest payments are presently approximately $36,000, subject to adjustment in accordance with the terms of the loan agreement.
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
On November 26, 2008, our Board of Directors authorized a program to repurchase up to one million shares of our common stock. The share repurchase program is funded using our existing cash, cash equivalents, marketable securities and future cash flows. As of June 30, 2013, 341,009 shares of our common stock remain available for repurchase under the program. We did not purchase any shares of our common stock in the six months ended June 30, 2013.
We believe that the $54.3 million we hold in cash, cash equivalents and marketable securities, together with our other existing working capital and cash flows from operations, will be adequate to meet planned operating and capital requirements through at least the next twelve months. However, as the need or opportunity arises, we may seek to raise additional capital through public or private sales of securities or through additional debt financing. There are no assurances that we will be able to obtain any additional funding or that such funding will be available on terms acceptable to us.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to changes in interest rates because we finance certain operations through fixed and variable rate debt instruments.
We have $30.0 million in borrowings outstanding under over variable-rate credit facility at June 30, 2013, at an interest rate equal to the BBA LIBOR Daily Floating Rate plus 1.25%.
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
We are exposed to currency exchange rate fluctuations related to our subsidiary operations in Denmark, the United Kingdom, Norway, Brazil, Cyprus, Singapore, Japan and Philippines. Certain transactions in these locations are made in the local or functional currency, yet are reported in the U.S. dollar. For foreign currency exposures existing at June 30, 2013, a 10% unfavorable movement in the foreign exchange rates for our subsidiary locations would not expose us to material losses in earnings or cash flows.
From time to time, we purchase foreign currency forward contracts generally having durations of no more than five months. These forward contracts are intended to offset the impact of exchange rate fluctuations on cash flows of our foreign subsidiaries. Foreign exchange contracts are accounted for as cash flow hedges and are recorded on the balance sheet at fair value until executed. Changes in the fair value are recognized in earnings. We did not enter into any such contracts during the six months ended June 30, 2013. However, we did inherit cash flow hedges from our acquisition of Headland Media Limited on May 11, 2013. We do not currently anticipate that we will enter into similar agreements once the existing agreements expire.
The primary objectives of our investment activities are to preserve principal and maintain liquidity, while at the same time maximize income. We have not entered into any instruments for trading purposes. Some of the securities that we invest in may have market risk. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities that can include United States treasuries, certificates of deposit, investment grade asset-backed corporate securities, money market mutual funds and government agency and non-government debt securities. As of June 30, 2013, a hypothetical 100 basis-point increase in interest rates would have resulted in an immaterial decrease in the fair value of our investments that had maturities of greater than one year. Due to the conservative nature of our investments and the relatively short duration of their maturities, we believe interest rate risk is substantially mitigated. As of June 30, 2013, 74% of the $44.4 million classified as available-for-sale marketable securities will mature or reset within one year. Accordingly, long-term interest rate risk is not considered material. We did not invest in any financial instruments denominated in foreign currencies as of June 30, 2013.

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
Under the supervision and with the participation of our CEO and CFO, our management has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2013, the end of the period covered by this interim report. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of June 30, 2013 due to the material weakness in our internal control over financial reporting described below. Our internal control over financial reporting is the process designed by and under the supervision of our CEO and CFO to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external reporting in accordance with accounting principles generally accepted in the United States of America.

Background
As previously described in Item 9A of our annual report on Form 10-K for the year ended December 31, 2012, in March 2013, our management identified that the most senior member of our accounting staff at our Danish subsidiary had engaged in a fraudulent scheme to misappropriate assets from us over a period of at least three years. The scheme included fraudulent wire transfers to a personal bank account, fraudulent documentation, forged signatures and use of a corporate credit card for personal expenses. For the three years ended December 31, 2012, the aggregate amount of misappropriated funds in any year ranged from approximately $118,000 to $250,000, and for the six months ended June 30, 2013, the aggregate amount of misappropriated funds was approximately $84,000. In July 2013, we recovered $522,000 under our insurance policy which was the aggregate amount of misappropriated funds identified for the three years ended December 31, 2012, and for the six months ended June 30, 2013.
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

The following additional steps of the remediation plan were completed as of June 30, 2013:

•
management review of the design and operation of our process-level and transaction-level controls at our Danish subsidiary in relation to cash management and manual journal entry review and approvals, and management implemented a master vendor payment control using available software services at our Danish bank; and

•	management completed on-site training at the Danish location to reinforce control consciousness.

We continually are in the process of further reviewing, documenting and testing our cash disbursement controls and procedures at our foreign subsidiaries, and our controls over financial reporting, and accordingly may from time to time, make changes aimed at enhancing existing control and/or implement additional controls. Because the implementation of our remediation plan was ongoing as of June 30, 2013 and because there was insufficient time as of June 30, 2013 to demonstrate that the new controls implemented as part of the remediation plan were operating effectively as of that date, management concluded that the material weakness described in our annual report still existed as of June 30, 2013.

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
Net sales of many of our mobile communications products are largely generated by discretionary consumer spending, and demand for these products may demonstrate slower growth or decline as a result of continuing weak regional and global economic conditions. For example, sales of our mobile products decreased 9% from the six months ended June 30, 2013 to the six months ended June 30, 2012, and the declines were more extensive in certain areas such as Europe. Consumer spending tends to decline during recessionary periods and may decline at other times. Some consumers have chosen not to purchase our mobile communications products due to a perception that they are luxury items, and these trends could continue or accelerate. As global and regional economic conditions change, including uncertainty regarding federal budgetary pressures, overseas sovereign debt crisis, the general level of interest rates, fluctuating oil prices and demand for durable consumer products, demand for our products could continue to be materially and adversely affected.
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

Appropriations can also be affected by legislation that addresses larger budgetary issues of the U.S. government. For example, federal sequestration measures are adversely affecting federal spending across the U.S. government, including the Department of Defense, and we expect that these measures will result in a slowdown of defense spending, including spending for our guidance and stabilization products.
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
Our mobile communications products and services historically have had lower product and service gross margins than our guidance and stabilization products. As a result of the completion of the product delivery portion of the SANG contract and other factors, we expect a shift in our sales mix towards mobile communications products and services, which would likely cause lower gross margins in the future
We must generate a certain level of sales of the TracPhone V-series products and our mini-VSAT Broadband service in order to improve our service gross margins.
As a result of our mini-VSAT Broadband network infrastructure, our cost of service sales includes certain fixed costs that do not generally vary with the volume of service sales, and we have almost no ability to reduce these fixed costs in the short term. These fixed costs will increase if we further expand our network to accommodate additional subscriber demand and/or coverage area expansion. If sales of our TracPhone V-series products and the mini-VSAT Broadband service do not generate the level of revenue that we expect or decline, our service gross margins may remain below historical levels or decline. The failure to improve our mini-VSAT Broadband service gross margins would have a material adverse effect on our overall profitability.
Competition may limit our ability to sell our mobile communications products and services and guidance and stabilization products.
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
In the market for media content, we compete with Filmbank Distributors Limited, Swank Motion Pictures and NewspaperDirect.
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
Our TracPhone V3 and V7 systems offer customers a range of benefits due to their integrated design, hardware costs that are lower than existing maritime Ku-band VSAT systems, and spread spectrum technology. We currently compete against companies that offer established maritime Ku-band VSAT service using, in some cases, antennas 1-meter in diameter or larger. While we are unaware of any company offering a 14.5-inch VSAT solution comparable to our TracPhone V3, we are encountering regional competition from companies offering 24-inch VSAT systems and services, which are comparable in size to our TracPhone V7. Likewise, our TracPhone V11 is approximately 85% smaller and lighter than competing C-band maritime VSAT systems, which uses antennas in excess of 2.4m in diameter to provide similar global services. We are unaware of any competitor currently offering a similar size solution for global C-band coverage, but any introduction of such a product could adversely impact our success. In addition, other companies could replicate some of the distinguishing features of our TracPhone V-series products, which could potentially reduce the appeal of our solution, increase price competition and adversely affect sales. Moreover, consumers may choose other services such as FleetBroadband or Iridium OpenPort for their service coverage and potentially lower hardware costs despite higher service costs and slower data rates.
Our ability to compete in the maritime airtime services market may be impaired if we are unable to provide sufficient service capacity to meet customer demand.
The TracPhone V-series products and our mini-VSAT Broadband service offer a range of benefits to mariners, especially in commercial markets, due to the smaller size antenna and faster, more affordable airtime. We have completed the rollout of our original network coverage plan and currently offer service in the Americas, Europe, the Middle East, Africa, Asia-Pacific, and Australian and New Zealand waters. In the future, we may need to expand capacity in existing coverage areas to support an expanding subscriber base. If we are unable to reach agreement with third-party satellite providers to support the mini-VSAT Broadband service and its spread spectrum technology or transponder capacity is unavailable should we need to increase our capacity to meet growing demand in a given region, our ability to support vessels and aeronautical applications globally will be at risk and could reduce the attractiveness of the product and service to these customers.
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
These factors can cause substantial fluctuations in sales of our TACNAV and FOG products from period to period. For example, sales of our FOG products increased $5.3 million, or 61%, from the six months ended June 30, 2012 to the six months ended June 30, 2013. TACNAV product sales, which for 2013 include shipments of a portion of the largest TACNAV order in our history, have increased $10.1 million, or 380% during the same period. We do not currently have in backlog another TACNAV order of comparable size for 2013 or future years, and as a result we expect that our TACNAV revenues will decline in 2013 from 2012 for the remaining six months of the year. The U.S. government may change defense spending priorities at any time. Moreover, government customers such as the U.S. Coast Guard and their contractors can generally cancel orders for our products for convenience or decline to exercise previously disclosed contract options. Even under firm orders with government customers, funding must often be appropriated in the budget process in order for the government to complete the contract. The cancellation of or failure to fund orders for our products could further reduce our net sales and results of operations.
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
We derive a significant portion of our guidance and stabilization revenues from a small number of customers, many of whom are contractors for the U.S. government. For example, in the six months ended June 30, 2013, SANG accounted for approximately 14% of our total sales, and product deliveries to this customer under our existing contract are now complete. The loss of business from any of these customers could substantially reduce our net sales and results of operations and could seriously harm our business. Since we are often awarded a contract as a subcontractor to a major defense supplier that is engaged in a competitive bidding process as prime contractor for a major weapons procurement program, our revenues depend significantly on the success of the prime contractors with which we align ourselves.
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
SES, Eutelsat, Sky Perfect-JSAT, Telesat, EchoStar, Intelsat and Star One currently provide the satellite capacity to support the mini-VSAT Broadband service and our TracPhone V-series products. Intelsat also currently provides our C-Band satellite coverage. In addition, we have agreements with various teleports and Internet service providers around the globe to support the mini-VSAT Broadband service. We rely on Inmarsat for satellite communications services for our FleetBroadband compatible TracPhone products.
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
Our mini-VSAT Broadband service relies on spread spectrum technology developed with ViaSat, Inc., for use with satellite capacity controlled by SES, Eutelsat, Sky Perfect-JSAT, Telesat, Echostar, Intelsat and Star One. Our TracPhone two-way broadband satellite terminals combines our stabilized antenna technology with ViaSat’s ArcLight spread spectrum mobile broadband technology, along with ViaSat’s ArcLight spread spectrum modem. The ArcLight technology is also integrated within the satellite hubs that support this service. Sales of the TracPhone V-series products and our mini-VSAT Broadband service could be disrupted if we fail to receive approval from regulatory authorities to provide our spread spectrum service in the waters of various countries where our customers operate or if there are issues with the availability of the ArcLight maritime modems.
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
Any failure to maintain and expand our third-party distribution relationships may limit our ability to penetrate markets for mobile communications products and services.
We market and sell our mobile communications products and services through an international network of independent retailers, chain stores and distributors, as well as to manufacturers of marine vessels and recreational vehicles. If we are unable to maintain or improve our distribution relationships, it could significantly limit our sales. Some of our distribution relationships are new, and our new distributors may not be successful in marketing and selling our products and services. In addition, our distribution partners may sell products of other companies, including competing products, and are generally not required to purchase minimum quantities of our products.

Our new media and entertainment business relies on licensing arrangements with content providers, and the loss of or changes in those arrangements could adversely affect ourbusiness.

Through our new Headland Media Limited subsidiary, we distribute premium news, sports, movies and music content for commercial and leisure customers in the maritime, hotel, and retail markets. We do not generate this content but instead license the content from third parties on a non-exclusive basis. We do not have long-term license agreements with any content provider. Accordingly, any content provider could terminate our existing arrangements with little or no advance notice or could adversely modify the terms of the arrangement, including potential price increases. The loss of content could adversely affect the attractiveness of our media and entertainment offerings, which could adversely affect our revenues. Any increase in the cost of content could reduce the profitability of these offerings.
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
As previously described in Item 9A of our annual report on Form 10-K for the year ended December 31, 2012, in March 2013, our management identified that the most senior member of our accounting staff at our Danish subsidiary had engaged in a fraudulent scheme to misappropriate assets from us over a period of at least three years. The scheme included fraudulent wire transfers to a personal bank account, fraudulent documentation, forged signatures and use of a corporate credit card for personal expenses. Management performed its assessment of the effectiveness of our internal control over financing reporting as of December 31, 2012 and concluded that our internal control over financial reporting as of that date was not effective because of a material weakness. Management's assessment identified three control deficiencies in our internal control over financial reporting.
Following the identification of the control deficiencies in March 2013, management implemented a remediation plan. We are in the process of further reviewing, documenting and testing our cash disbursement controls and procedures at our foreign subsidiaries, and our controls over financial reporting, and may from time to time, make changes aimed at enhancing existing control and/or implement additional controls. Because the implementation of our remediation plan was ongoing as of June 30, 2013 and because there was insufficient time as of June 30, 2013 to demonstrate that the new controls implemented as part of the remediation plan were operating effectively as of that date, management concluded that the material weakness described in our annual report still existed as of June 30, 2013.
Accordingly, it is possible that our financial statements will not comply with generally accepted accounting principles, will contain a material misstatement or will not be available on a timely basis, any of which could cause investors to lose confidence in us and lead to, among other things, unanticipated legal, accounting and other expenses, delays in filing required financial disclosures, enforcement actions by government authorities, fines, penalties, the delisting of our common stock and liabilities arising from stockholder litigation.

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
Historically, sales to customers outside the United States and Canada have accounted for a significant portion of our net sales, and our acquisition of Headland Media Limited is expected to increase sales in foreign markets. We have foreign sales offices in Denmark, the United Kingdom, Singapore, Japan and Norway, as well as a subsidiary in Brazil that manages local sales. We otherwise support our international sales from our operations in the United States. Our limited operations in foreign countries may impair our ability to compete successfully in international markets and to meet the service and support needs of our customers in countries where we have little to no infrastructure. We are subject to a number of risks associated with our international business activities, which may increase our costs and require significant management attention. These risks include:

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
We evaluate strategic acquisition opportunities to acquire other businesses as they arise, such as our acquisition of Headland Media Limited in May 2013. The expenses we incur evaluating and pursuing this and other such acquisitions could have a material adverse effect on our results of operations. For example, we incurred approximately $0.9 million in connection with the acquisition of Headland Media Limited. If we acquire a business, we may be unable to manage it profitably or successfully integrate its operations with our own. Moreover, we may be unable to realize the strategic, financial, operational and other benefits we anticipate from any acquisition. Competition for acquisition opportunities could increase the price we pay for businesses we acquire and could reduce the number of potential acquisition targets. Further, our approach to acquisitions may involve a number of special financial and business risks, such as:

•	entry into new and unfamiliar lines of business or markets, which may present challenges or risks that we did not anticipate;

•	charges related to any potential acquisition from which we may withdraw;

•	diversion of our management’s time, attention, and resources;

•	loss of key acquired personnel;

•	increased costs to improve or coordinate managerial, operational, financial, and administrative systems, including compliance with the Sarbanes-Oxley Act of 2002;

•	dilutive issuances of equity securities;

•	the assumption of legal liabilities; and

•	losses arising from impairment charges associated with goodwill or intangible assets.
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
On November 26, 2008, our Board of Directors authorized a program to repurchase up to one million shares of our common stock. The repurchase program is funded using our existing cash, cash equivalents, marketable securities, and future cash flows. Under the repurchase program, at management’s discretion, we may repurchase shares on the open market from time to time, in privately negotiated transactions or block transactions, or through an accelerated repurchase agreement. The timing of such repurchases depends on availability of shares, price, market conditions, alternative uses of capital, and applicable regulatory requirements. The program may be modified, suspended or terminated at any time without prior notice. The repurchase program has no expiration date. There were no other repurchase programs outstanding during the six months ended June 30, 2013, and no repurchase programs expired during the period.
We did not repurchase any shares of our common stock in the six months ended June 30, 2013.

ITEM 6.    EXHIBITS
Exhibits:

Exhibit No.	Description	Filed with this Form 10-Q	Incorporated by Reference
			Form	Filing Date	Exhibit No.
2.1	Share Purchase Agreement, dated as of May 11, 2013, by and among KVH Industries, Inc., Oakley Capital Private Equity L.P. and the other parties thereto		8-K	May 14, 2013	2.1

3.1	Amended and Restated Certificate of Incorporation, as amended		10-Q	August 6, 2010	3.1

3.2	Amended, Restated and Corrected Bylaws of KVH Industries, Inc.		8-K	July 31, 2007	3

4.1	Specimen certificate for the common stock		S-1/A	March 22, 1996	4.1

10.1	Eighth Amendment to the Credit Agreement, dated as of May 9, 2013, by and between Bank of America, N.A. and KVH Industries, Inc.		8-K	May 14, 2013	10.1

10.2	Amended and Restated Revolving Credit Note, dated as of May 9, 2013, by and between Bank of America, N.A. and KVH Industries, Inc.		8-K	May 14, 2013	10.2

31.1	Rule 13a-14(a)/15d-14(a) certification of principal executive officer	X

31.2	Rule 13a-14(a)/15d-14(a) certification of principal financial officer	X

32.1	Section 1350 certification of principal executive officer and principal financial officer	X

101
Interactive Data File regarding (a) our Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012, (b) our Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2013 and 2012, (c) our Consolidated Statements of Other Comprehensive Income (Loss) for the Three and Six Months Ended June 30, 2013 and 2012, (d) our Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2013 and 2012 and (e) the Notes to such Consolidated Financial Statements.
		X

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 9, 2013

KVH Industries, Inc.

By:	/s/ PETER A. RENDALL
Peter A. Rendall
(Duly Authorized Officer and Chief Financial Officer)

Exhibit Index

Exhibit No.	Description	Filed with this Form 10-Q	Incorporated by Reference
			Form	Filing Date	Exhibit No.
2.1	Share Purchase Agreement, dated as of May 11, 2013, by and among KVH Industries, Inc., Oakley Capital Private Equity L.P. and the other parties thereto		8-K	May 14, 2013	2.1

3.1	Amended and Restated Certificate of Incorporation, as amended		10-Q	August 6, 2010	3.1

3.2	Amended, Restated and Corrected Bylaws of KVH Industries, Inc.		8-K	July 31, 2007	3

4.1	Specimen certificate for the common stock		S-1/A	March 22, 1996	4.1

10.1	Eighth Amendment to the Credit Agreement, dated as of May 9, 2013, by and between Bank of America, N.A. and KVH Industries, Inc.		8-K	May 14, 2013	10.1

10.2	Amended and Restated Revolving Credit Note, dated as of May 9, 2013, by and between Bank of America, N.A. and KVH Industries, Inc.		8-K	May 14, 2013	10.2

31.1	Rule 13a-14(a)/15d-14(a) certification of principal executive officer	X

31.2	Rule 13a-14(a)/15d-14(a) certification of principal financial officer	X

32.1	Section 1350 certification of principal executive officer and principal financial officer	X

101
Interactive Data File regarding (a) our Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012, (b) our Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2013 and 2012, (c) our Consolidated Statements of Other Comprehensive Income (Loss) for the Three and Six Months Ended June 30, 2013 and 2012, (d) our Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2013 and 2012 and (e) the Notes to such Consolidated Financial Statements.
		X