Form 10-Q
period 2013-09-30
KVH INDUSTRIES INC \DE\
filed 2013-11-08
CIK 1007587

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2013
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Date	Class	Outstanding shares
November 5, 2013	Common Stock, par value $0.01 per share	15,612,024

KVH INDUSTRIES, INC. AND SUBSIDIARIES
Form 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1.    Financial Statements
KVH INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts, unaudited)

	September 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$9,213	$8,978
Marketable securities	48,364	29,307
Accounts receivable, net of allowance for doubtful accounts of approximately $1,252 as of September 30, 2013 and $929 as of December 31, 2012	25,731	27,654
Inventories	18,133	16,203
Prepaid expenses and other assets	3,891	3,264
Deferred income taxes	712	1,146
Total current assets	106,044	86,552
Property and equipment, less accumulated depreciation of $35,153 as of September 30, 2013 and $31,657 as of December 31, 2012	36,706	36,733
Intangible assets, less accumulated amortization of $1,633 as of September 30, 2013 and $826 as of December 31, 2012	15,181	1,684
Goodwill	18,086	4,712
Other non-current assets	4,972	4,363
Deferred income taxes	38	3,524
Total assets	$181,027	$137,568
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,930	$7,086
Accrued compensation and employee-related expenses	5,490	6,785
Accrued other	6,969	4,595
Accrued product warranty costs	1,010	814
Deferred revenue	5,468	1,892
Current portion of long-term debt	1,044	138
Total current liabilities	27,911	21,310
Other long-term liabilities	1,121	140
Line of credit	30,000	7,000
Long-term debt, excluding current portion	6,407	3,414
Total liabilities	65,439	31,864
Commitments and contingencies (notes 3 and 9)
Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 1,000,000 shares; none issued	—	—
Common stock, $0.01 par value. Authorized 30,000,000 shares; 16,886,063 and 16,563,836 shares issued at September 30, 2013 and December 31, 2012; and 15,227,072 and 14,904,845 shares outstanding at September 30, 2013 and December 31, 2012, respectively	169	166
Additional paid-in capital	115,970	111,514
Retained earnings	12,205	7,307
Accumulated other comprehensive income (loss)	394	(133)
Less: treasury stock at cost, common stock, 1,658,991 shares as of September 30, 2013 and December 31, 2012	(13,150)	(13,150)
Total stockholders’ equity	115,588	105,704
Total liabilities and stockholders’ equity	$181,027	$137,568

See accompanying Notes to Unaudited Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Sales:
Product	$20,331	$24,529	$71,433	$62,653
Service	19,885	14,293	51,907	34,916
Net sales	40,216	38,822	123,340	97,569
Costs and expenses:
Costs of product sales	11,780	13,297	39,999	37,026
Costs of service sales	11,909	10,035	33,019	22,659
Research and development	3,334	2,949	9,534	9,148
Sales, marketing and support	6,344	6,360	20,828	17,239
General and administrative	4,774	3,040	13,084	8,906
Total costs and expenses	38,141	35,681	116,464	94,978
Income from operations	2,075	3,141	6,876	2,591
Interest income	199	147	572	359
Interest expense	189	76	450	243
Other income, net	212	23	290	99
Income before income tax expense	2,297	3,235	7,288	2,806
Income tax expense	911	1,490	2,390	1,983
Net income	$1,386	$1,745	$4,898	$823
Per share information:
Net income per share
Basic	$0.09	$0.12	$0.32	$0.06
Diluted	$0.09	$0.12	$0.32	$0.05
Number of shares used in per share calculation:
Basic	15,199,802	14,846,249	15,109,311	14,742,855
Diluted	15,354,459	15,023,580	15,300,118	14,971,667

See accompanying Notes to Unaudited Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net income	$1,386	$1,745	$4,898	$823
Other comprehensive income, net of tax:
Unrealized gain (loss) on available-for-sale securities	37	1	4	(2)
Currency translation adjustment gain	1,592	327	357	336
Unrealized gain (loss) on derivative instruments	100	(15)	166	(57)
Other comprehensive income, net of tax	1,729	313	527	277
Total comprehensive income	$3,115	$2,058	$5,425	$1,100

See accompanying Notes to Unaudited Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Nine Months Ended
	September 30,
	2013	2012
Cash flows from operating activities:
Net income	$4,898	$823
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	726	556
Depreciation and amortization	4,301	3,377
Deferred income taxes	923	1,697
(Gain) loss on derivative instruments	(73)	95
Compensation expense related to stock-based awards and employee stock purchase plan	2,988	2,747
Changes in operating assets and liabilities:
Accounts receivable	3,573	(3,197)
Inventories	(1,831)	778
Prepaid expenses and other assets	(84)	(257)
Other non-current assets	(387)	(442)
Accounts payable	278	467
Deferred revenue	796	(723)
Accrued expenses	(117)	3,493
Other long-term liabilities	982	(3)
Net cash provided by operating activities	16,973	9,411
Cash flows from investing activities:
Capital expenditures	(3,031)	(5,240)
Net cash paid for business acquired	(22,943)	—
Purchases of marketable securities	(35,221)	(13,106)
Maturities and sales of marketable securities	16,166	12,361
Net cash used in investing activities	(45,029)	(5,985)
Cash flows from financing activities:
Repayments of long-term debt	(772)	(98)
Borrowings from long-term debt	4,671	—
Proceeds from stock options exercised and employee stock purchase plan	2,360	784
Payment of employee restricted stock withholdings	(828)	(333)
Repayments of line of credit borrowings	—	(2,000)
Proceeds from line of credit borrowings	23,000	—
Payment of stock registration fee	(5)	—
Net cash provided by (used in) financing activities	28,426	(1,647)
Effect of exchange rate changes on cash and cash equivalents	(135)	(175)
Net increase in cash and cash equivalents	235	1,604
Cash and cash equivalents at beginning of period	8,978	7,017
Cash and cash equivalents at end of period	$9,213	$8,621

See accompanying Notes to Unaudited Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited, all amounts in thousands except share and per share amounts)

(1) Description of Business
KVH Industries, Inc. (the Company or KVH) designs, develops, manufactures and markets mobile communications products for the marine and land mobile markets, and navigation, guidance and stabilization products for both the defense and commercial markets.
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
KVH offers precision fiber optic gyro-based (FOG) systems that enable platform and optical stabilization, navigation, pointing and guidance. KVH’s guidance and stabilization products also include tactical navigation systems that provide uninterrupted access to navigation and pointing information in a variety of military vehicles, including tactical trucks and light armored vehicles. KVH’s guidance and stabilization products are sold directly to U.S. and allied governments and government contractors, as well as through an international network of authorized independent sales representatives. In addition, KVH’s guidance and stabilization products are used in numerous commercial products, such as navigation and positioning systems for various applications including precision mapping, dynamic surveying, autonomous vehicles, train location control and track geometry measurement systems, industrial robotics and optical stabilization.
KVH’s mobile communications service sales include sales earned from satellite voice and Internet airtime services, sales of media and entertainment distributions, engineering services provided under development contracts, sales from product repairs and extended warranty sales. Mobile communications services sales also include our distribution of premium news, sports, movies and music content for commercial and leisure customers in the maritime, hotel, and retail markets via Headland Media Limited, the media and entertainment service company that we acquired on May 11, 2013. KVH provides, for monthly fixed and usage fees, satellite connectivity sales from broadband Internet, data and Voice over Internet Protocol (VoIP) service to our TracPhone V-series customers. KVH also earns monthly usage fees for third-party satellite connectivity for voice, data and Internet services to its Inmarsat TracPhone customers who choose to activate their subscriptions with KVH.
KVH’s guidance and stabilization service sales include product repairs, engineering services provided under development contracts and extended warranty sales.

(2) Basis of Presentation
The accompanying consolidated financial statements of KVH Industries, Inc. and its subsidiaries (collectively, KVH or the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America. The Company has evaluated all subsequent events through the date of this filing. Given that KVH Industries A/S, KVH Industries Pte. Ltd., KVH Industries Japan Co. Ltd., and KVH Industries Brasil Comunicacao Por Satelite Ltda. operate as the Company’s European, Singaporean, Japanese and Brazilian international distributors, all of their operating expenses are reflected within sales, marketing and support within the accompanying consolidated statements of operations. KVH Industries Norway A/S, a subsidiary of KVH Industries A/S, develops and distributes middleware software solutions known as CommBox technology, and Headland Media Limited distributes premium news, sports, movies and music content for commercial and leisure customers in the maritime, hotel, and retail markets, and both are included in the Company’s satellite communications products and services. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements have not been audited by our independent registered public accounting firm and include all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations, and cash flows for the periods presented. These consolidated financial statements do not include all disclosures associated with annual financial statements and accordingly should be read in conjunction with the Company’s consolidated financial statements and related notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2012 filed on April 2, 2013 with the Securities and Exchange Commission. The results for the three and nine months ended September 30, 2013 are not necessarily indicative of operating results for the remainder of the year.

(3) Significant Estimates and Assumptions
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of sales and expenses during the reporting periods. As described in the Company's annual report on Form 10-K, the most significant estimates and assumptions by management affect the Company’s revenue recognition, valuation of accounts receivable, valuation of inventory, assumptions used to determine fair value of goodwill and intangible assets, deferred tax assets and related valuation allowance, stock-based compensation, warranty and accounting for contingencies. The Company has reviewed these estimates and determined that these, as well as the additional revenue recognition discussion below, remain the most significant estimates for the quarter ended September 30, 2013.
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
The total contract value associated with TACNAV products is $21,200 for which the final shipments were completed in the second quarter of 2013. Revenue is recognized for these product sales after transfer of title and risk of loss after inspection occurs. The total contract value associated with all services is $14,400 which are estimated to continue into the first quarter of 2014. The contract value for the services portion of the SANG TACNAV order remaining to be performed as of October 1, 2013 is approximately $4,000. The revenue for these services is recognized using the percentage of completion accounting method. The Company limits the amount of revenue recognized for delivered elements to the amount that is not contingent on the future delivery of products or services, future performance obligations, or subject to customer-specific return or refund privileges.

(4) Stock-Based Compensation
The Company recognizes stock-based compensation in accordance with the provisions of ASC 718, Compensation-Stock Based Compensation. Stock-based compensation expense was $984 and $879 for the three months ended September 30, 2013 and September 30, 2012, respectively and $2,988 and $2,747 for the nine months ended September 30, 2013 and September 30, 2012, respectively. As of September 30, 2013, there was $2,692 of total unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted-average period of 2.45 years. As of September 30, 2013, there was $3,524 of total unrecognized compensation expense related to restricted stock awards, which is expected to be recognized over a weighted-average period of 2.38 years.
The Company granted 20,000 and 265,625 restricted stock awards to employees under the terms of the Amended and Restated 2006 Stock Incentive Plan during the three and nine months ended September 30, 2013, respectively. The restricted stock awards vest ratably over four years from the date of grant subject to the recipient remaining employed through the applicable vesting dates. Compensation expense for restricted stock awards is measured at fair value on the date of grant based on the number of shares granted and the quoted market closing price of the Company’s common stock. Such value is recognized as expense over the vesting period of the award, net of estimated forfeitures.
The Company granted 68,183 and 138,183 stock options to employees under the terms of the Amended and Restated 2006 Stock Incentive Plan during the three and nine months ended September 30, 2013, respectively.
The fair value of stock options granted during the nine months ended September 30, 2013 and 2012 was estimated as of the date of grant using the Black-Scholes option-pricing model. The weighted-average fair value per share for all options granted during the nine months ended September 30, 2013 and 2012 was $5.45 and $4.72, respectively. The weighted-average assumptions used to value options as of their grant date were as follows:

	Nine Months Ended	Nine Months Ended
	September 30, 2013	September 30, 2012
Risk-free interest rate	1.06%	0.72%
Expected volatility	50.89%	64.60%
Expected life (in years)	4.24	4.22
Dividend yield	0%	0%

(5) Net Income per Common Share
Basic net income per share is calculated based on the weighted average number of common shares outstanding during the period. Diluted net income per share incorporates the dilutive effect of common stock equivalent options, warrants and other convertible securities, if any, as determined with the treasury stock accounting method. Common stock equivalents related to options and restricted stock awards for 511,693 and 386,992 shares of common stock for the three months ended September 30, 2013 and 2012, respectively, have been excluded from the fully diluted calculation of net income per share, as inclusion would be anti-dilutive. Common stock equivalents related to options and restricted stock awards for 538,010 and 837,018 shares of common stock for the nine months ended September 30, 2013 and 2012 have been excluded from the fully diluted calculation of net income per share, as inclusion would be anti-dilutive.
A reconciliation of the basic and diluted weighted average common shares outstanding is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Weighted average common shares outstanding—basic	15,199,802	14,846,249	15,109,311	14,742,855
Dilutive common shares issuable in connection with stock plans	154,657	177,331	190,807	228,812
Weighted average common shares outstanding—diluted	15,354,459	15,023,580	15,300,118	14,971,667

(6) Inventories
Inventories are stated at the lower of cost or market using the first-in first-out costing method. Inventories as of September 30, 2013 and December 31, 2012 include the costs of material, labor, and factory overhead. Components of inventories consist of the following:

	September 30, 2013	December 31, 2012
Raw materials	$9,038	$9,173
Work in process	3,499	1,789
Finished goods	5,596	5,241
	$18,133	$16,203

(7) Product Warranty
The Company’s products carry limited warranties that typically range from one to two years and vary by product. The warranty period begins on the date of retail purchase or lease by the original purchaser. The Company accrues estimated product warranty costs at the time of sale and any additional amounts are recorded when such costs are probable and can be reasonably estimated. Factors that affect the Company’s warranty liability include the number of units sold or leased, historical and anticipated rates of warranty repairs and the cost per repair. Warranty and related costs are reflected within sales, marketing and support in the accompanying statements of operations. As of September 30, 2013 and December 31, 2012, the Company had accrued product warranty costs of $1,010 and $814, respectively.
The following table summarizes product warranty activity during 2013 and 2012:

	Nine Months Ended
	September 30,
	2013	2012
Beginning balance	$814	$933
Charges to expense	746	574
Costs incurred	(550)	(586)
Ending balance	$1,010	$921

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
The Company operates in two geographic segments, exclusively in the mobile communications, navigation and guidance and stabilization equipment industry, which it considers to be a single business activity. The Company has two primary product categories: mobile communications and guidance and stabilization. Mobile communication sales and services include marine, land mobile, automotive, and satellite-based voice, television and Broadband Internet connectivity services. Mobile communications services sales also include our distribution of premium news, sports, movies and music content for commercial and leisure customers in the maritime, hotel, and retail markets via Headland Media Limited, the media and entertainment service company we acquired on May 11, 2013. Guidance and stabilization sales and services include sales of defense-related navigation and guidance and stabilization equipment based upon digital compass and fiber optic sensor technology. Mobile communication and guidance and stabilization sales also include development contract revenue, product repairs and extended warranty sales.
The following table summarizes information regarding the Company’s operations by geographic segment:

	Sales Originating From
Three months ended September 30, 2013	Americas	Europe and Asia	Total
Mobile communications sales to the United States	$21,270	$299	$21,569
Mobile communications sales to Canada	108	—	108
Mobile communications sales to Europe	181	4,622	4,803
Mobile communications sales to other geographic areas	1,001	1,532	2,533
Guidance and stabilization sales to the United States	2,026	—	2,026
Guidance and stabilization sales to Canada	3,700	—	3,700
Guidance and stabilization sales to Europe	1,437	—	1,437
Guidance and stabilization sales to other geographic areas	4,040	—	4,040
Intercompany sales	746	549	1,295
Subtotal	34,509	7,002	41,511
Eliminations	(746)	(549)	(1,295)
Net sales	$33,763	$6,453	$40,216
Segment net income (loss)	$1,687	$(301)	$1,386
Depreciation and amortization	$1,117	$408	$1,525
Total assets	$132,415	$48,612	$181,027

	Sales Originating From
Three months ended September 30, 2012	Americas	Europe and Asia	Total
Mobile communications sales to the United States	$16,609	$—	$16,609
Mobile communications sales to Canada	205	—	205
Mobile communications sales to Europe	99	2,856	2,955
Mobile communications sales to other geographic areas	1,270	1,165	2,435
Guidance and stabilization sales to the United States	1,720	—	1,720
Guidance and stabilization sales to Canada	2,718	—	2,718
Guidance and stabilization sales to Europe	3,407	—	3,407
Guidance and stabilization sales to other geographic areas	8,773	—	8,773
Intercompany sales	1,577	221	1,798
Subtotal	36,378	4,242	40,620
Eliminations	(1,577)	(221)	(1,798)
Net sales	$34,801	$4,021	$38,822
Segment net income (loss)	$1,996	$(251)	$1,745
Depreciation and amortization	$1,118	$514	$1,632
Total assets	$114,039	$20,062	$134,101

	Sales Originating From
Nine months ended September 30, 2013	Americas	Europe and Asia	Total
Mobile communication sales to the United States	$58,767	$476	$59,243
Mobile communication sales to Canada	391	—	391
Mobile communication sales to Europe	409	12,903	13,312
Mobile communication sales to other geographic areas	2,566	3,660	6,226
Guidance and stabilization sales to the United States	4,889	—	4,889
Guidance and stabilization sales to Canada	11,583	—	11,583
Guidance and stabilization sales to Europe	5,895	—	5,895
Guidance and stabilization sales to other geographic areas	21,801	—	21,801
Intercompany sales	3,286	1,383	4,669
Subtotal	109,587	18,422	128,009
Eliminations	(3,286)	(1,383)	(4,669)
Net sales	$106,301	$17,039	$123,340
Segment net income (loss)	$5,302	$(404)	$4,898
Depreciation and amortization	$3,391	$910	$4,301
Total assets	$132,415	$48,612	$181,027

	Sales Originating From
Nine months ended September 30, 2012	Americas	Europe and Asia	Total
Mobile communication sales to the United States	$47,202	$—	$47,202
Mobile communication sales to Canada	571	—	571
Mobile communication sales to Europe	342	12,462	12,804
Mobile communication sales to other geographic areas	2,777	3,725	6,502
Guidance and stabilization sales to the United States	4,848	—	4,848
Guidance and stabilization sales to Canada	7,925	—	7,925
Guidance and stabilization sales to Europe	7,758	—	7,758
Guidance and stabilization sales to other geographic areas	9,959	—	9,959
Intercompany sales	8,208	1,271	9,479
Subtotal	89,590	17,458	107,048
Eliminations	(8,208)	(1,271)	(9,479)
Net sales	$81,382	$16,187	$97,569
Segment net income (loss)	$1,621	$(798)	$823
Depreciation and amortization	$3,021	$356	$3,377
Total assets	$114,039	$20,062	$134,101

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

(10) Share Buyback Program
On November 26, 2008, the Company’s Board of Directors authorized a program to repurchase up to one million shares of the Company’s common stock. As of September 30, 2013, 341,009 shares of the Company’s common stock remain available for repurchase under the authorized program. The repurchase program is funded using the Company’s existing cash, cash equivalents, marketable securities and future cash flows. Under the repurchase program, the Company, at management’s discretion, may repurchase shares on the open market from time to time, in privately negotiated transactions or block transactions, or through an accelerated repurchase agreement. The timing of such repurchases depends on availability of shares, price, market conditions, alternative uses of capital, and applicable regulatory requirements. The program may be modified, suspended or terminated at any time without prior notice. The repurchase program has no expiration date. There were no other repurchase programs outstanding during the nine months ended September 30, 2013 and no repurchase programs expired during the period.
The Company did not repurchase any shares of its common stock in the nine months ended September 30, 2013.

(11) Fair Value Measurements
ASC 820, Fair Value Measurements and Disclosures, provides a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 describes three levels of inputs that may be used to measure fair value:

Level 1:
Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. The Company’s Level 1 assets are investments in money market mutual funds, government agency bonds, United States treasuries, corporate notes, and certificates of deposit.

Level 2:
Quoted prices for similar assets or liabilities in active markets; or observable prices that are based on observable market data, based on directly or indirectly market-corroborated inputs. The Company’s Level 2 assets and liabilities are interest rate swaps and foreign currency forward contracts.

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

The following tables present financial assets and liabilities at September 30, 2013 and December 31, 2012 for which the Company measures fair value on a recurring basis, by level, within the fair value hierarchy:

September 30, 2013	Total	Level 1	Level 2	Level 3	Valuation Technique
Assets
Money market mutual funds	$18,153	$18,153	$—	$—	(a)
Government agency bonds	9,529	9,529	—	—	(a)
United States treasuries	10,061	10,061	—	—	(a)
Corporate notes	8,052	8,052	—	—	(a)
Certificates of deposit	2,569	2,569	—	—	(a)
Foreign currency forward contracts	50	—	50	—	(c)
Liabilities
Interest rate swaps	$376	$—	$376	$—	(b)

December 31, 2012	Total	Level 1	Level 2	Level 3	Valuation Technique
Assets
Money market mutual funds	$9,921	$9,921	$—	$—	(a)
Government agency bonds	6,817	6,817	—	—	(a)
United States treasuries	6,089	6,089	—	—	(a)
Corporate notes	4,679	4,679	—	—	(a)
Certificates of deposit	1,800	1,800	—	—	(a)
Liabilities
Interest rate swaps	$542	$—	$542	$—	(b)
Certain financial instruments are carried at cost on the consolidated balance sheets, which approximates fair value due to their short-term, highly liquid nature. These instruments include cash and cash equivalents, accounts receivable, accounts payable and accrued expenses.

Assets Measured and Recorded at Fair Value on a Nonrecurring Basis

The Company's non-financial assets and liabilities, such as goodwill, intangible assets, and other long-lived assets resulting from business combinations are measured at fair value using income approach valuation methodologies at the date of acquisition and subsequently re-measured if there are indicators of impairment. There were no indicators of impairment identified during the three and nine months ended September 30, 2013.  As of September 30, 2013, we did not have any other non-financial assets and liabilities that were carried at fair value on a recurring basis in the consolidated financial statements or for which a fair value measurement was required.

(12) Acquisition
On May 11, 2013, KVH Industries U.K. Limited, a newly formed, wholly owned subsidiary of KVH, entered into a Share Purchase Agreement with Oakley Capital Private Equity L.P., Mark Woodhead, Andrew Michael Galvin and the Trustees of the Headland Media Limited Employee Benefit Trust to acquire all of the issued share capital of Headland Media Limited, a media and entertainment service company based in the United Kingdom that distributes premium news, sports, movies and music content for commercial and leisure customers in the maritime, hotel, and retail markets, for an aggregate purchase price of £15,576 ($24,169 at the exchange rate of £1.00: $1.5517 on May 11, 2013). The aggregate purchase price includes $169 in payments made in July 2013 related to finalizing the post-closing adjustment. The acquisition of Headland Media Limited was accounted for under the acquisition method of accounting for the business combination. The purchase price was determined as a result of arms-length negotiation and was subject to a potential post-closing adjustment based on the value of the net assets delivered at the closing.
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
The total purchase price and related preliminary excess total purchase price over fair value of net assets acquired is as follows, excluding approximately $8,200 of acquired intercompany debt due KVH from Headland Media Limited (in thousands):

Consideration transferred - cash		$24,169
Book value of net assets acquired	$163
Fair value adjustments to deferred revenue	123
Fair value of tangible net assets acquired		$286

Identifiable intangibles at acquisition-date fair value
Subscriber relationships	$8,271
Distribution rights	4,888
Internally developed software	543
Proprietary content	186
		$13,888
Deferred income taxes		(3,134)
Goodwill		$13,129

The final determination of the assets acquired and liabilities assumed is based on the established fair value of the assets acquired and the liabilities assumed as of the acquisition date. The excess of the purchase price over the fair value of net assets acquired is allocated to goodwill.
The acquired finite-lived intangible assets from the Headland Media Limited acquisition were recorded at their estimated fair value of $13,888 on the acquisition date. The weighted-average useful life of the acquired intangible assets is estimated at approximately 11 years.
The goodwill of $13,129 arising from the Headland Media Limited acquisition largely reflects the expansion of our service offerings complementary to our existing products. The Headland Media Limited acquisition was intended to expand our future VSAT broadband communications product offerings by offering new media content to our customers.
Since the date of the acquisition, May 11, 2013, the Company has recorded approximately $5,200 of service revenue attributable to Headland Media Limited within its condensed consolidated financial statements for the nine months ended September 30, 2013.
Pro Forma Financial Information
The following table summarizes the supplemental statements of operations information on an unaudited pro forma basis as if the Headland Media Limited acquisition had occurred on January 1, 2012:

	Nine Months Ended September 30,
	2013	2012
Pro forma net revenues	$128,103	$107,128
Pro forma net income	$5,537	$1,718
Basic pro forma net income per share	$0.37	$0.12
Diluted pro forma net income per share	$0.36	$0.11
The pro forma results presented above are for illustrative purposes only for the periods presented and do not purport to be indicative of the actual results which would have occurred had the transaction been completed as of the beginning of the period, nor are they indicative of results of operations which may occur in the future.

(13) Goodwill and Intangible Assets

The following table sets forth the changes in the carrying amount of goodwill for the nine months ended September 30, 2013:

Amounts
Balance at December 31, 2012	$4,712
Goodwill allocated to Headland Media Limited	13,129
Foreign currency translation adjustment	245
Balance at September 30, 2013	$18,086

During the quarter ended September 30, 2013, the Company performed its annual goodwill impairment test as of August 31, 2013, as defined by FASB ASC Topic 350, Intangibles—Goodwill and Other (“ASC 350”). ASC 350 requires that the impairment test be performed through the application of a two-step process. The first step compares the carrying value of the Company’s reporting units to their estimated fair values as of the test date. If fair value is less than carrying value, a second step is performed to quantify the amount of the impairment, if any. As of August 31, 2013, the Company performed its annual impairment test for goodwill at the reporting unit level and, after conducting the first step, determined that it was not necessary to conduct the second step as it concluded that the fair value of its reporting units substantially exceeded their carrying value. Accordingly, the Company determined no adjustment to goodwill was necessary.
For intangible assets, the Company assesses the carrying value of these assets whenever events or circumstances indicate that the carrying value may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset, or asset group, to the future undiscounted cash flows expected to be generated by the asset, or asset group.
Acquired intangible assets are subject to amortization. The following table summarizes acquired intangible assets at September 30, 2013 and December 30, 2012, respectively:

	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
September 30, 2013
Subscriber relationships	10	$8,600	$335	$8,265
Distribution rights	15	5,083	133	4,950
Internally developed software	3	565	74	491
Proprietary content	2	194	39	155
Intellectual property	7	2,372	1,052	1,320
		$16,814	$1,633	$15,181
December 31, 2012
Intellectual property	7	$2,372	$688	$1,684
		$2,372	$688	$1,684

Estimated future amortization expense remaining at September 30, 2013 for intangible assets acquired is as follows:

Year Ending
December 31,
2013	$453
2014	1,811
2015	1,749
2016	1,594
2017	1,456
Thereafter	8,118
Total future amortization expense	$15,181

(14) Business and Credit Concentrations
Significant portions of the Company’s net sales are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net sales to foreign customers outside the U.S. and Canada	31.9%	45.3%	38.3%	37.9%
Net sales to Customer A	*	18.9%	14.2%	*

*	Represents less than 10% of net sales in the respective period.

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
As required by ASC Topic 815, Derivatives and Hedging, the Company records all derivatives on the balance sheet at fair value. As of September 30, 2013, the fair value of the derivatives is included in other accrued liabilities and the unrealized gain is included in accumulated other comprehensive income (loss).
As of September 30, 2013, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivatives	Notional (in thousands)	Asset (Liability)	Effective Date	Maturity Date	Index	Strike Rate
Interest rate swap	$1,725	(181)	April 1, 2010	April 1, 2019	1-month LIBOR	5.91%
Interest rate swap	$1,725	(195)	April 1, 2010	April 1, 2019	1-month LIBOR	6.07%
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
The effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period in which the hedged forecasted transaction affects earnings. For the three and nine months ended September 30, 2013, an immaterial amount was recognized in earnings. As of September 30, 2013, we estimated that $50 in net gains will be reclassified from accumulated other comprehensive income to earnings during the twelve months ending September 30, 2014.

As of September 30, 2013, we had the following outstanding foreign currency forward contracts:

Notional (in millions)	Effective Date	Maturity Date	Index	Weighted-Average Strike Rate	Hedge Designation
0.5 USD	Various from October 2013 to December 2013	Various from October 2013 to December 2013	U.S. Dollar to GBP Exchange Rate	1.58 USD	Designated
1.8 USD	Various from January 2014 to December 2014	Various from January 2014 to December 2014	U.S. Dollar to GBP Exchange Rate	1.57 USD	Designated
0.12 EUR	Various from October 2013 to December 2013	Various from October 2013 to December 2013	Euro to GBP Exchange Rate	1.24 EUR	Designated
0.48 EUR	Various from January 2014 to December 2014	Various from January 2014 to December 2014	Euro to GBP Exchange Rate	1.16 EUR	Designated
The notional amounts above represent the total quantities we have outstanding over the remaining contracted periods.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

Overview
We design, develop, manufacture and market mobile communications products for the marine and land mobile markets, and navigation, guidance and stabilization products for both the defense and commercial markets.
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
We offer precision FOG systems that enable platform and optical stabilization, navigation, pointing and guidance. Our guidance and stabilization products also include tactical navigation systems that provide uninterrupted access to navigation and pointing information in a variety of military vehicles, including tactical trucks and light armored vehicles. Our guidance and stabilization products are sold directly to U.S. and allied governments and government contractors, as well as through an international network of authorized independent sales representatives. In addition, our guidance and stabilization products are used in numerous commercial products, such as navigation and positioning systems for various applications including precision mapping, dynamic surveying, autonomous vehicles, train location control and track geometry measurement systems, industrial robotics and optical stabilization.
Our mobile communications service sales include sales earned from satellite voice and Internet airtime services, engineering services provided under development contracts, sales from product repairs, and extended warranty sales. Our mobile communications services sales also include our distribution of premium news, sports, movies and music content for commercial and leisure customers in the maritime, hotel, and retail markets via Headland Media Limited, our media and entertainment service subsidiary that we acquired on May 11, 2013. We provide, for monthly fixed and usage fees, satellite connectivity services for broadband Internet, data and VoIP service to our TracPhone V-series customers. We also earn monthly usage fees for third-party satellite connectivity for voice, data and Internet services to our Inmarsat TracPhone customers who choose to activate their subscriptions with us. Our service sales have grown from 18% of our net sales in 2010 to 24% in 2011 to 34% in 2012. We expect our service sales will continue to increase as a percentage of our net sales as a result of our recent acquisition of Headland Media Limited and the growth that we anticipate in our mini-VSAT Broadband customer base.
Our guidance and stabilization service sales include engineering services provided under development contracts, product repairs and extended warranty sales.

We generate sales primarily from the sale of our mobile satellite systems and services and our guidance and stabilization products and services. The following table provides, for the periods indicated, our sales by industry category:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(in thousands)
Mobile communications	$29,013	$22,204	$79,172	$67,079
Guidance and stabilization	11,203	16,618	44,168	30,490
Net sales	$40,216	$38,822	$123,340	$97,569
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
As described in our annual report on Form 10-K for the year ended December 31, 2012, our most critical accounting policies and estimates upon which our consolidated financial statements were prepared were those relating to revenue recognition, allowances for accounts receivable, inventories, income taxes and deferred income tax assets and liabilities, warranty, stock-based compensation, goodwill and intangible assets and contingencies. We have reviewed our policies and estimates and determined that these remain our most critical accounting policies and estimates for the quarter ended September 30, 2013.
Readers should refer to our annual report on Form 10-K for the year ended December 31, 2012 under “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Critical Accounting Policies and Significant Estimates” for descriptions of these policies and estimates.

Results of Operations
The following table provides, for the periods indicated, certain financial data expressed as a percentage of net sales:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Sales:
Product	50.6%	63.2%	57.9%	64.2%
Service	49.4	36.8	42.1	35.8
Net sales	100.0	100.0	100.0	100.0
Cost and expenses:
Costs of product sales	29.3	34.3	32.4	37.9
Costs of service sales	29.6	25.8	26.8	23.2
Research and development	8.3	7.6	7.7	9.4
Sales, marketing and support	15.8	16.4	16.9	17.7
General and administrative	11.8	7.8	10.6	9.1
Total costs and expenses	94.8	91.9	94.4	97.3
Income from operations	5.2	8.1	5.6	2.7
Interest income	0.5	0.4	0.5	0.4
Interest expense	0.5	0.2	0.4	0.2
Other income, net	0.5	0.1	0.2	0.1
Income before income tax expense	5.7	8.4	5.9	3.0
Income tax expense	2.3	3.8	1.9	2.0
Net income	3.4%	4.6%	4.0%	1.0%
Three Months Ended September 30, 2013 and 2012
Net Sales
Product sales for the three months ended September 30, 2013 decreased $4.2 million, or 17%, to $20.3 million for the three months ended September 30, 2013 from $24.5 million for the three months ended September 30, 2012. The decrease was primarily due to a decrease in sales of our guidance and stabilization products of approximately $4.9 million, or 36%. Specifically, sales of our TACNAV defense products decreased $3.8 million, or 59%, primarily as a result of decreased product sales related to our Saudi Arabian National Guard (SANG) contract. Product shipments on the contract were completed in the second quarter of 2013. Also contributing to the decrease in sales of our guidance and stabilization products during the three months ended September 30, 2013 was a decrease in sales of our FOG products of $1.2 million, or 17%, as compared to the three months ended September 30, 2012, primarily as a result of decreased sales from the U.S. Army’s Common Remotely Operated Weapon Stations (CROWS) III program.
We expect that our TACNAV product sales will decrease significantly quarter-over-quarter during the remainder of 2013, primarily due to the completion of the SANG product order discussed above and indications of a slowdown in future U.S. defense sales resulting from the implementation of sequestration measures. Although we expect that TACNAV sales will continue to grow over the long term, sales on a quarter-to-quarter or year-to-year basis could continue to be very uneven. We also expect that our FOG sales will increase year-over-year, primarily due to increased demand for new commercial applications, which is anticipated to be partially offset by reduced FOG demand for the U.S. Army’s CROWS III program.
Offsetting the decrease in guidance and stabilization product sales was an increase of $0.7 million, or 6%, in sales of our mobile communications products to $11.7 million for the three months ended September 30, 2013 from $11.0 million for the three months ended September 30, 2012. The increase was primarily due to an increase in sales of our marine products of $1.0 million, or 10%, driven primarily by increased sales of our TracPhone V11, which was released in the fourth quarter of 2012, and to a lesser extent, an increase in sales of our Tracphone V3. Partially offsetting the increase in mobile communications products was decreased sales of our TracPhone V7 product in Asia and Europe, and a decrease in sales of our land mobile products of $0.3 million, or 21%, as compared to the three months ended September 30, 2012. The decrease in our land mobile products was primarily a result of decreased sales to original equipment manufacturers in the recreational vehicle market. We remain cautious about the prospects for our marine leisure sales, specifically in Europe and Asia, as a result of ongoing challenges in the global economy.

Mobile communications product sales originating from our European and Asian subsidiaries for the three months ended September 30, 2013 decreased $0.6 million, or 16%, as compared to the three months ended September 30, 2012. Mobile communications product sales originating from the Americas for the three months ended September 30, 2013 increased $1.3 million, or 18%, as compared to the three months ended September 30, 2012.
Service sales for the three months ended September 30, 2013 increased $5.6 million, or 39%, to $19.9 million from $14.3 million for the three months ended September 30, 2012. The primary reasons for the increase were a $3.3 million increase from Headland Media Limited, which we acquired on May 11, 2013, and a $3.2 million increase in airtime sales for our mini-VSAT Broadband service. Partially offsetting the increases in service sales was a $0.8 million decrease in contracted engineering services primarily from decreased construction and program management services provided in connection with the SANG contract.
Costs of Sales
For the three months ended September 30, 2013, costs of product sales decreased by $1.5 million, or 11%, to $11.8 million from $13.3 million for the three months ended September 30, 2012. The primary reason for the decrease was the decrease in sales of our TACNAV and FOG and products discussed above.
Costs of service sales increased by $1.9 million, or 19%, to $11.9 million for the three months ended September 30, 2013 from $10.0 million for the three months ended September 30, 2012. The primary reason for the increase was a $1.5 million increase in airtime costs of sales for our mini-VSAT Broadband service. Also contributing to the increase was a $1.0 million increase in costs of service from Headland Media Limited. Partially offsetting the increase was a $0.6 million decrease in engineering services cost of sales due primarily to a decrease in the services provided in connection with the SANG contract as discussed above.
Gross margin from product sales for the three months ended September 30, 2013 decreased to 42% as compared to 46% for the three months ended September 30, 2012. The decrease in our gross margin from product sales was primarily due to the decrease in sales of our TACNAV and FOG products discussed above, which generally have higher margins than our mobile communications products.
We anticipate the fourth quarter gross margin from product sales will be consistent with this recent third quarter 2013 result. Accordingly, we are forecasting gross margin from product sales will significantly decrease in the fourth quarter year-over-year. Product deliveries commenced under the SANG contract in the third quarter of 2012, which increased our gross margin from product sales in the fourth quarter of 2012.
Gross margin from service sales for the three months ended September 30, 2013 increased to 40% as compared to 30% for the three months ended September 30, 2012. The increase in our gross margin from service sales was primarily attributable to the service gross margin contributed from Headland Media Limited. Also contributing to the gross margin increase was an increase in gross margin for mini-VSAT Broadband service sales to 36% from 31% in the year-ago period. Partially offsetting the increase in gross margin for mini-VSAT broadband service was a decrease in gross margin for contracted engineering services as a result of the facility construction, installation and project management services in Saudi Arabia, as these services had a gross margin of approximately 10%.
We anticipate the gross margin percentage for contracted engineering services will continue to remain at the third quarter 2013 level, which is well below historical levels, for the next several quarters as a result of the installation and program management services portion of the SANG contract. The contract value for the services portion of the SANG order remaining to be performed as of October 1, 2013 is approximately $4.0 million. These project management services are estimated to continue to be performed into the first quarter of 2014. For the fourth quarter of 2013 and in 2014, we expect mini-VSAT Broadband service margins will continue to increase year-over-year primarily from increased TracPhone V11 activations, an overall increase in our mini-VSAT Broadband customer base, and from the introduction of new value-added services to our mini-VSAT Broadband customers, but at a more modest rate than the recent year-over-year gross margin growth from 2011 to 2012.
Operating Expenses
Sales, marketing and support expense for the three months ended September 30, 2013 of $6.3 million was consistent with the three months ended September 30, 2012. Sales, marketing and support expense remained consistent despite the increase in sales discussed above, primarily due to a $0.7 million decrease in variable sales expense predominantly as a result of the completion of product shipments relating to the SANG contract in the second quarter of 2013, for which shipments commenced in the third quarter of 2012. Also contributing to the decrease was a $0.5 million insurance recovery related to misappropriated funds identified at our Danish subsidiary. Partially offsetting these decreases was a $0.5 million increase in sales, marketing and support expense related to Headland Media Limited and our Japanese subsidiary, which was incorporated in the fourth quarter of 2012. Also contributing to the increase was a $0.3 million increase in U.S.-based compensation for sales, marketing and support, and a $0.2 million increase in demonstration equipment expense. As a percentage of net sales, sales, marketing and support expense for the quarter ended September 30, 2013 was 16%, consistent with the quarter ended September 30, 2012.
We expect sales, marketing and support expense as a percentage of net sales to modestly increase in the fourth quarter year-over-year, driven by the international expansion of our sales channel presence for the mini-VSAT Broadband satellite communication service.
Research and development expense for the three months ended September 30, 2013 increased by $0.4 million, or 13%, to $3.3 million from $2.9 million for the three months ended September 30, 2012. The primary reason for the increase in 2013 expense was a $0.3 million increase in U.S.-based compensation for research and development personnel driven by the development of our new IP-MobileCast content delivery service, which will offer movies, television, news, and sports to our customers. This service is currently expected to be introduced at the end of the year. As a percentage of net sales, research and development expense for the quarter ended September 30, 2013 was 8%, consistent with the quarter ended September 30, 2012.
We expect research and development expense as a percentage of net sales to modestly increase year-over-year in the fourth quarter due to the development efforts associated with our new IP-MobileCast content delivery service.
General and administrative expense for the three months ended September 30, 2013 increased by $1.7 million, or 57%, to $4.8 million from $3.0 million for the three months ended September 30, 2012. The primary reason for the increase in 2013 expense was a $1.6 million increase in general administrative expense from Headland Media Limited. Also contributing to the increase was a $0.1 million increase in U.S.-based employee compensation. As a percentage of net sales, general and administrative expense for the quarter ended September 30, 2013 was 12% as compared to 8% for the quarter ended September 30, 2012.
We expect general and administrative expense should increase as a percentage of total sales year-over-year in the fourth quarter, driven by the additional general and administrative expense at Headland Media Limited.
Income Tax Expense
Income tax expense for the three months ended September 30, 2013 was $0.9 million as compared to $1.5 million for the three months ended September 30, 2012. The decrease in income tax expense is primarily due to a $0.9 million decrease in pre-tax income. We estimate our effective tax rate for the fourth quarter of 2013 to be approximately 40%, subject to the effect of unforeseen discrete tax events such as stock option exercise activity and changes in forecasted expectations for pre-tax income.

Nine Months Ended September 30, 2013 and 2012
Net Sales
Product sales for the nine months ended September 30, 2013 increased $8.8 million, or 14%, to $71.4 million for the nine months ended September 30, 2013 from $62.7 million for the nine months ended September 30, 2012. The increase was primarily due to an increase in sales of our guidance and stabilization products of approximately $10.5 million, or 41%. Specifically, sales of our TACNAV defense products increased $6.3 million, or 70%, primarily as a result of product sales related to the SANG contract. Also contributing to the increase in sales of our guidance and stabilization products during the nine months ended September 30, 2013 was an increase in sales of our FOG products of $4.1 million, or 26%, as compared to the nine months ended September 30, 2012.
Offsetting the increase in guidance and stabilization product sales was a decrease of $1.7 million, or 5%, in sales of our mobile communications products to $35.6 million for the nine months ended September 30, 2013 from $37.3 million for the nine months ended September 30, 2012. The decrease was primarily due to a decrease in sales of our land mobile products of $1.0 million, or 26%, as compared to the nine months ended September 30, 2012. The decrease in sales of our land mobile products was primarily a result of decreased sales to original equipment manufacturers in the recreational vehicle market. Also contributing to this decrease was a decrease in sales of our marine products of $0.7 million, or 2%, driven primarily by decreased sales of our TracPhone V7 in Europe and Asia, and to a lesser extent, a decrease in sales of our satellite television products in Europe and Asia. Partially offsetting the decrease in sales of these mobile communications products was increased sales of our TracPhone V11, which was released in the fourth quarter of 2012, and increased sales of our TracPhone V7 in the Americas.
Mobile communications product sales originating from our European and Asian subsidiaries for the nine months ended September 30, 2013 decreased $3.7 million, or 24%, as compared to the nine months ended September 30, 2012. Mobile communications product sales originating from the Americas for the nine months ended September 30, 2013 increased $2.0 million, or 9%, as compared to the nine months ended September 30, 2012.

Service sales for the nine months ended September 30, 2013 increased $17.0 million, or 49%, to $51.9 million from $34.9 million for the nine months ended September 30, 2012. The primary reason for the increase was a $9.1 million increase in airtime sales for our mini-VSAT Broadband service. Also contributing to the increase in service sales was a $5.2 million increase from Headland Media Limited, and a $2.8 million increase in contracted engineering services driven by construction and program management services provided in connection with the SANG contract.
Costs of Sales
For the nine months ended September 30, 2013, costs of product sales increased by $3.0 million, or 8%, to $40.0 million from $37.0 million for the nine months ended September 30, 2012. The primary reason for the increase was the increase in sales of our TACNAV and FOG products discussed above.
Costs of service sales increased by $10.4 million, or 46%, to $33.0 million for the nine months ended September 30, 2013 from $22.7 million for the nine months ended September 30, 2012. The primary reason for the increase was a $4.8 million increase in airtime costs of service sales for our mini-VSAT Broadband service. Also contributing to the increase was an increase of $3.9 million in engineering services costs of sales due primarily to the services provided in connection with the SANG contract as discussed above, and a $1.5 million increase in costs of service sales from Headland Media Limited.
Gross margin from product sales for the nine months ended September 30, 2013 increased to 44% as compared to 41% for the nine months ended September 30, 2012. The increase in our gross margin from product sales was primarily due to an increase in sales of our TACNAV and FOG products discussed above, which generally have higher margins than our mobile communications products.
Gross margin from service sales for the nine months ended September 30, 2013 increased to 36% as compared to 35% for the nine months ended September 30, 2012. The increase in our gross margin from service sales was primarily attributable to the service gross margin from Headland Media Limited. Also contributing to the gross margin increase was an increase in gross margin for mini-VSAT Broadband service sales to 35% from 31% in the year-ago period. Partially offsetting the increase in gross margin for mini-VSAT broadband service was a decrease in gross margin for contracted engineering services as a result of the facility construction, installation and project management services in Saudi Arabia, as these services had a gross margin of approximately 10%.
Operating Expenses
Sales, marketing and support expense for the nine months ended September 30, 2013 increased by $3.6 million, or 21%, to $20.8 million from $17.2 million for the nine months ended September 30, 2012. The primary reasons for the increase in 2013 were a $1.9 million increase in sales, marketing and support expense related to our Danish subsidiary, Headland Media Limited, and our Japanese subsidiary, and a $1.2 million increase in variable sales expense primarily as a result of the sales relating to the SANG contract and related facility construction that commenced in the third quarter of 2012. Also contributing to the increase was a $0.6 million increase in U.S.-based compensation for sales, marketing and support, a $0.3 million increase in demonstration equipment expense, a $0.2 million increase in bad debt expense, and a $0.2 million increase in warranty expense. Partially offsetting these increases was a $0.5 million insurance recovery related to misappropriated funds identified at our Danish subsidiary. As a percentage of net sales, sales, marketing and support expense for the nine months ended September 30, 2013 was 17% as compared to 18% for the nine months ended September 30, 2012.
Research and development expense for the nine months ended September 30, 2013 increased by $0.4 million, or 4%, to $9.5 million from $9.1 million for the nine months ended September 30, 2012. The primary reason for the increase in 2013 expense was a $0.4 million increase in U.S.-based compensation for research and development personnel driven by the development of our new IP-MobileCast content delivery service. As a percentage of net sales, research and development expense for the nine months ended September 30, 2013 was 8% as compared to 9% for the nine months ended September 30, 2012.
General and administrative expense for the nine months ended September 30, 2013 increased by $4.2 million, or 47%, to $13.1 million from $8.9 million for the nine months ended September 30, 2012. The primary reason for the increase in 2013 expense was a $2.3 million increase in general and administrative expense from Headland Media Limited, and $0.9 million in transaction expenses related to the acquisition of Headland Media Limited. Also contributing to the increase was a $0.8 million increase in U.S.-based employee compensation. As a percentage of net sales, general and administrative expense for the nine months ended September 30, 2013 was 11% as compared to 9% for the nine months ended September 30, 2012.
Income Tax Expense

Income tax expense for the nine months ended September 30, 2013 was $2.4 million as compared to $2.0 million for the nine months ended September 30, 2012. The increase in income tax expense is primarily due to a $4.5 million increase in pre-tax income. Partially offsetting the 2013 income tax expense was an income tax benefit from the American Taxpayer Relief Act of 2012, which extended the research and development tax credit for two years to December 31, 2013. As a result of the retroactive extension, a discrete income tax benefit of $0.4 million was recognized in the nine months ended September 30, 2013 for qualifying research and development amounts incurred in 2012. During the nine months ended September 30, 2012, we recognized a discrete income tax expense of $0.4 million associated with tax shortfalls for non-qualified stock options expirations and shortfalls associated with restricted stock awards vesting.

Backlog
Backlog is not a meaningful indicator for predicting revenue in future periods. Commercial resellers for our mobile satellite communications products and FOG products do not carry extensive inventories and rely on us to ship products quickly. Generally due to the rapid delivery of our commercial products, our backlog for those products is not significant.
Our backlog for all products and services was approximately $23.8 million and $35.0 million on September 30, 2013 and December 31, 2012, respectively. As of September 30, 2013, our backlog was scheduled for fulfillment in 2013, except for $9.6 million scheduled for fulfillment in 2014 and $5.0 million scheduled for fulfillment in 2015. The decrease in backlog of $11.2 million from December 31, 2012 was primarily a result of completion of the SANG product TACNAV deliverables in the second quarter of 2013, partially offset by additional TACNAV orders. Also contributing to the decrease in backlog was decreased FOG orders primarily driven by decreased orders for the U.S. Army's CROWS III program.
Backlog consists of orders evidenced by written agreements and specified delivery dates for customers who are acceptable credit risks. We do not include satellite connectivity service sales in our backlog even though many of our satellite connectivity customers have signed annual or multi-year service contracts providing for a fixed monthly fee. Military orders included in backlog are generally subject to cancellation for the convenience of the customer. When orders are cancelled, we generally recover actual costs incurred through the date of cancellation and the costs resulting from termination. As of September 30, 2013, our backlog included approximately $14.4 million in orders that are subject to cancellation for convenience by the customer. Individual orders for guidance and stabilization products are often large and may require procurement of specialized long-lead components and allocation of manufacturing resources. The complexity of planning and executing larger orders generally requires customers to order well in advance of the required delivery date, resulting in backlog.

Liquidity and Capital Resources
We have historically funded our operations primarily from operating cash flows, net proceeds from public and private equity offerings, bank financings and proceeds received from exercises of stock options. As of September 30, 2013, we had $57.6 million in cash, cash equivalents, and marketable securities, of which $4.9 million in cash equivalents were held in a local currency by our foreign subsidiaries. There were no marketable securities held by our foreign subsidiaries as of September 30, 2013. As of September 30, 2013, we had $78.1 million in working capital.
Net cash provided by operations was $17.0 million for the nine months ended September 30, 2013 as compared to net cash provided by operations of $9.4 million for the nine months ended September 30, 2012. The increase is primarily due to an increase in cash inflows attributable to accounts receivable of $6.8 million, a $4.1 million increase in net income, a $1.5 million increase in cash inflows related to deferred revenue, and a $1.0 million decrease in cash outflows related to other long-term liabilities. Partially offsetting the increase in cash inflows is a $3.8 million increase in cash outflows related to accrued expenses and accounts payable, and a $2.6 million increase in cash outflows as a result of increased inventory levels.
Net cash used in investing activities was $45.0 million for the nine months ended September 30, 2013 as compared to net cash used in investing activities of $6.0 million for the nine months ended September 30, 2012. The increase in cash outflows is primarily due to the net cash paid for the acquisition of Headland Media Limited of $22.9 million, and a $18.3 million increase in our net investment in marketable securities. Partially offsetting the increase in cash outflows is a decrease in capital expenditures of approximately $2.2 million.
Net cash provided by financing activities was $28.4 million for the nine months ended September 30, 2013 compared to cash used in financing activities of $1.6 million for the nine months ended September 30, 2012. The $26.8 million increase in cash provided by financing activities is primarily due to $23.0 million in borrowings from our line of credit used to finance the majority of the acquisition cost of Headland Media Limited on May 11, 2013, and a $4.7 million equipment security note that we entered into on January 30, 2013. Also contributing to the increase was a $2.0 million reduction in payments on our line of credit and a $1.6 million increase in proceeds from exercises of stock options and purchases under our employee stock purchase plan. Partially offsetting this increase was a $0.7 million increase in repayments of long-term debt, as well as a $0.5 million increase in payments related to employee restricted stock withholdings.

On April 6, 2009, we entered into a mortgage loan in the amount of $4.0 million related to our headquarters facility in Middletown, Rhode Island. The loan term is 10 years, with a principal amortization of 20 years, and the interest rate will be a rate per year adjusted periodically based on a defined interest period equal to the BBA LIBOR Rate plus 2.25 percentage points. On June 9, 2011, we entered into an amendment to the mortgage loan, providing for an adjustment of the interest rate from the BBA LIBOR Rate plus 2.25 percentage points to the BBA LIBOR Rate plus 2.00 points. Land, building and improvements with an approximate carrying value of $5.0 million as of September 30, 2013 secure the mortgage loan. The monthly mortgage payment is approximately $11,000 plus interest and increases in increments of approximately $1,000 each year throughout the life of the mortgage. Due to the difference in the term of the loan and amortization of the principal, a balloon payment of $2.6 million is due on April 1, 2019. The loan contains one financial covenant, a Fixed Charge Coverage Ratio, which applies in the event that our consolidated cash, cash equivalents and marketable securities balance falls below $25.0 million at any time. As our consolidated cash, cash equivalents, and marketable securities balance was above $25.0 million throughout the nine months ended September 30, 2013, the Fixed Charge Coverage Ratio did not apply. Under the mortgage loan we may prepay our outstanding loan balance subject to certain early termination charges as defined in the mortgage loan agreement. If we were to default on our mortgage loan, the land, building and improvements would be used as collateral. As discussed in note 15 to the consolidated financial statements, effective April 1, 2010, in order to reduce the volatility of cash outflows that arise from changes in interest rates, we entered into two interest rate swap agreements that are intended to hedge our mortgage interest obligations by fixing the interest rates specified in the mortgage loan to 5.91% for half of the principal amount outstanding and 6.07% for the remaining half of the principal amount outstanding as of April 1, 2010 until the mortgage loan expires on April 16, 2019.
On May 9, 2013, we amended our revolving loan agreement with a bank to increase our line of credit from $15.0 million to $30.0 million. The revolving loan matures on December 31, 2014 and, as amended, no longer permits us to convert revolving loans into term loans. We pay interest on any outstanding amounts at a rate equal to the BBA LIBOR Daily Floating Rate plus 1.25%. The line of credit contains two financial covenants, a Liquidity Covenant, which requires us to maintain at least $20.0 million in unencumbered liquid assets, as defined in the loan agreement, and a Fixed Charge Coverage Ratio. As of September 30, 2013, we were not in default of either covenant. We may terminate the loan agreement prior to its full term without penalty; provided we give 30 days' advance written notice to the bank.
On May 11, 2013, we acquired Headland Media Limited for an aggregate purchase price of approximately £15.5 million ($24.0 million at the exchange rate of £1.00: $1.5517 on May 11, 2013). The purchase price was subject to a potential post-closing adjustment based on the value of the net assets delivered at the closing. In July 2013, the Company paid approximately $0.2 million related to the post-closing purchase price adjustments.
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
As of September 30, 2013, we had $30.0 million outstanding under the loan agreement, all of which we must repay on or before December 31, 2014. The monthly interest payments are presently approximately $36,000, subject to adjustment in accordance with the terms of the loan agreement.
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
On November 26, 2008, our Board of Directors authorized a program to repurchase up to one million shares of our common stock. The share repurchase program is funded using our existing cash, cash equivalents, marketable securities and future cash flows. As of September 30, 2013, 341,009 shares of our common stock remain available for repurchase under the program. We did not purchase any shares of our common stock in the nine months ended September 30, 2013.

We believe that the $57.6 million we hold in cash, cash equivalents and marketable securities, together with our other existing working capital and cash flows from operations, will be adequate to meet planned operating and capital requirements through at least the next twelve months. However, as the need or opportunity arises, we may seek to raise additional capital through public or private sales of securities or through additional debt financing. There are no assurances that we will be able to obtain any additional funding or that such funding will be available on terms acceptable to us.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to changes in interest rates because we finance certain operations through fixed and variable rate debt instruments.
We have $30.0 million in borrowings outstanding under our variable-rate credit facility at September 30, 2013, at an interest rate equal to the BBA LIBOR Daily Floating Rate plus 1.25%.
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
We are exposed to currency exchange rate fluctuations related to our subsidiary operations in Denmark, the United Kingdom, Norway, Brazil, Singapore, the Philippines, Belgium, the Netherlands, Cyprus, and Japan. Certain transactions in these locations are made in the local or functional currency, yet are reported in the U.S. dollar. For foreign currency exposures existing at September 30, 2013, a 10% unfavorable movement in the foreign exchange rates for our subsidiary locations would not expose us to material losses in earnings or cash flows.
From time to time, we may purchase foreign currency forward contracts intended to offset the impact of exchange rate fluctuations on cash flows of our foreign subsidiaries. Foreign exchange contracts are accounted for as cash flow hedges and are recorded on the balance sheet at fair value until executed. Changes in the fair value are recognized in earnings. We did not enter into any such contracts during the nine months ended September 30, 2013. However, we did inherit cash flow hedges from our acquisition of Headland Media Limited on May 11, 2013. We do not currently anticipate that we will enter into similar agreements once the existing agreements expire.
The primary objectives of our investment activities are to preserve principal and maintain liquidity, while at the same time maximize income. We have not entered into any instruments for trading purposes. Some of the securities that we invest in may have market risk. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities that can include United States treasuries, certificates of deposit, investment grade asset-backed corporate securities, money market mutual funds and government agency and non-government debt securities. As of September 30, 2013, a hypothetical 100 basis-point increase in interest rates would have resulted in an immaterial decrease in the fair value of our investments that had maturities of greater than one year. Due to the conservative nature of our investments and the relatively short duration of their maturities, we believe interest rate risk is substantially mitigated. As of September 30, 2013, 71% of the $48.4 million classified as available-for-sale marketable securities will mature or reset within one year. Accordingly, long-term interest rate risk is not considered material. We did not invest in any financial instruments denominated in foreign currencies as of September 30, 2013.

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
Under the supervision and with the participation of our CEO and CFO, our management has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2013, the end of the period covered by this interim report. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of September 30, 2013 due to the material weakness in our internal control over financial reporting described below. Our internal control over financial reporting is the process designed by and under the supervision of our CEO and CFO to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external reporting in accordance with accounting principles generally accepted in the United States of America.

Background

As previously described in Item 9A of our annual report on Form 10-K for the year ended December 31, 2012, in March 2013, our management identified that the most senior member of our accounting staff at our Danish subsidiary had engaged in a fraudulent scheme to misappropriate assets from us over a period of at least three years. The scheme included fraudulent wire transfers to a personal bank account, fraudulent documentation, forged signatures and use of a corporate credit card for personal expenses. For the three years ended December 31, 2012, the aggregate amount of misappropriated funds in any year ranged from approximately $118,000 to $250,000, and for the six months ended June 30, 2013, the aggregate amount of misappropriated funds was approximately $84,000. In July 2013, we recovered $522,000 under our insurance policy which was the aggregate amount of misappropriated funds identified for the three years ended December 31, 2012 and the six months ended June 30, 2013.
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

We continually are in the process of further reviewing, documenting and testing our cash disbursement controls and procedures at our foreign subsidiaries, and our controls over financial reporting, and accordingly may from time to time, make changes aimed at enhancing existing control and/or implement additional controls. Because the implementation of our remediation plan was ongoing as of September 30, 2013 and because there was insufficient time as of September 30, 2013 to demonstrate that the new controls implemented as part of the remediation plan were operating effectively as of that date, management concluded that the material weakness described in our annual report still existed as of September 30, 2013.

Evaluation of Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of our CEO and CFO, our management has evaluated changes in our internal control over financial reporting that occurred during the third quarter of 2013. Based on that evaluation, except for the changes described above, our CEO and CFO did not identify any change in our internal control over financial reporting during the third quarter of 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Worldwide economic conditions have experienced a significant downturn over the last several years, including slower economic activity, tightened credit markets, inflation and deflation concerns, increased fuel prices, decreased consumer confidence, reduced corporate profits, reduced or canceled capital spending, adverse business conditions and liquidity concerns. These conditions make it difficult for businesses, governments and consumers to accurately forecast and plan future activities. Many governments are experiencing significant deficits that may cause them to curtail spending significantly or reallocate funds away from defense programs. There can be no assurances that government responses to the disruptions in the economy will remedy these problems. As a result of these and other factors, customers could continue to slow or suspend spending on our products and services. We may also incur increased credit losses and need to increase our allowance for doubtful accounts, which would have a negative impact on our earnings and financial condition.
We cannot predict the timing, duration or ultimate impact of this downturn. We expect our business to continue to be adversely impacted by this downturn.
Net sales of many of our mobile communications products are largely generated by discretionary consumer spending, and demand for these products may continue to decline as a result of continuing weak regional and global economic conditions. For example, sales of our mobile communications products decreased 5% from the nine months ended September 30, 2012 to the nine months ended September 30, 2013, and the declines were more extensive in certain areas such as Europe and Asia. Consumer spending tends to decline during recessionary periods and may decline at other times. Some consumers have chosen not to purchase our mobile communications products due to a perception that they are luxury items, and these trends could continue or accelerate. As global and regional economic conditions change, including uncertainty regarding federal budgetary pressures, overseas sovereign debt crisis, the general level of interest rates, fluctuating oil prices and demand for durable consumer products, demand for our products could continue to be materially and adversely affected.
Our financial performance is impacted by U.S. government contracts, which are subject to uncertain levels of funding and termination.
We have historically sold a substantial portion of our tactical navigation products to the U.S. government, either directly or as a subcontractor to other contractors. We also sell a portion of our fiber optic gyro systems to a U.S. government contractor for the U.S. Army's CROWS III program. The termination of these U.S. government contracts, whether due to lack of funding, for convenience, or otherwise, or the occurrence of delays, could negatively impact our results of operations and financial condition.
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
Appropriations can also be affected by legislation that addresses larger budgetary issues of the U.S. government. For example, federal sequestration measures are adversely affecting federal spending across the U.S. government, including the Department of Defense, and we expect that these measures will continue to limit or reduce defense spending, including spending for our fiber optic gyro products for the U.S. Army's CROWS III program and TACNAV products.
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
We are actively seeking to increase revenues from the commercial markets for our mini-VSAT Broadband service, particularly shipping companies and other companies that deploy a fleet of vessels. In marketing this service, we offer leasing arrangements for the TracPhone antennas to both commercial and leisure customers. If commercial leases become increasingly popular with our customers, we could face increased risks of default under those leases. Defaults could increase our costs of collection (including costs of retrieving leased equipment) and reduce the amount we collect from customers, which could harm our results of operations. Moreover, fleet sales are likely to be less common than, and perhaps substantially larger than, our typical orders, which could lead to increased variability in our quarterly revenues and gross margin realization.
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
Our mobile communications products and services historically have had lower product and service gross margins than our guidance and stabilization products. As a result of the completion of the product delivery portion of the SANG contract and other factors, we expect a shift in our sales mix towards mobile communications products and services, which would likely cause lower gross margins in the future.
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
In the marine market for voice, fax, data and Internet communications equipment and services, we compete with Inmarsat, Cobham SATCOM, Furuno Electric Co., Ltd., Globalstar LP, Iridium Satellite LLC, Intellian, JRC, and AddValue. We also face competition from providers of marine satellite data services and maritime VSAT solutions, including Inmarsat, MTN/SeaMobile, Speedcast, CapRock, Schlumberger, and Astrium.
In the market for land mobile satellite TV equipment, we compete with King Controls and Winegard Company.
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
The emergence of a competing small maritime VSAT antenna and complementary service or other similar service could reduce the competitive advantage we believe we currently enjoy with our 60-centimeter (cm) in diameter TracPhone V7 and 37-cm in diameter TracPhone V3 antennas along with our integrated Ku-band mini-VSAT Broadband service, or with our C/Ku-band mini-VSAT Broadband service and our TracPhone V11.
Our TracPhone V3 and V7 systems offer customers a range of benefits due to their integrated design, hardware costs that are lower than existing maritime Ku-band VSAT systems, and spread spectrum technology. We currently compete against companies that offer established maritime Ku-band VSAT service using, in some cases, antennas 1-meter in diameter or larger. While we are unaware of any company offering a 37-cm VSAT solution comparable to our TracPhone V3, we are encountering regional competition from companies offering 60-cm VSAT systems and services, which are comparable in size to our TracPhone V7. Likewise, our TracPhone V11, at 1.1-meter in diameter, is approximately 85% smaller and lighter than competing C-band maritime VSAT systems, which uses antennas in excess of 2.4-meters in diameter to provide similar global services. We are unaware of any competitor currently offering a similar size solution for global C-band coverage, but any introduction of such a product could adversely impact our success. In addition, other companies could replicate some of the distinguishing features of our TracPhone V-series products, which could potentially reduce the appeal of our solution, increase price competition and adversely affect sales. Moreover, consumers may choose other services such as FleetBroadband or Iridium OpenPort for their service coverage and potentially lower hardware costs despite higher service costs and slower data rates.
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
These factors can cause substantial fluctuations in sales of our TACNAV and FOG products from period to period. For example, sales of our FOG products increased $4.1 million, or 26%, from the nine months ended September 30, 2012 to the nine months ended September 30, 2013, but declined 17% from the three months ended September 30, 2012 to the three months ended September 30, 2013. TACNAV product sales, which for 2013 include shipments of a portion of the SANG order, the largest TACNAV order in our history, increased $6.3 million, or 70%, from the nine months ended September 30, 2012 to the nine months ended September 30, 2013, but declined 59% from the three months ended September 30, 2012 to the three months ended September 30, 2013. The product shipments on the SANG order were completed in the second quarter of 2013. We do not currently have in backlog another TACNAV order of comparable size for the remainder of 2013 or future years, and as a result we expect that our TACNAV revenues during the second half of 2013 will be substantially below TACNAV revenues for the first half of 2013. The U.S. government may change defense spending priorities at any time. Moreover, government customers such as the U.S. Coast Guard and their contractors can generally cancel orders for our products for convenience or decline to exercise previously disclosed contract options. Even under firm orders with government customers, funding must often be appropriated in the budget process in order for the government to complete the contract. The cancellation of or failure to fund orders for our products could further reduce our net sales and results of operations.
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
We derive a significant portion of our guidance and stabilization revenues from a small number of customers, many of whom are contractors for the U.S. government. For example, in the nine months ended September 30, 2013, SANG accounted for approximately 14% of our total sales, and product deliveries to this customer under our existing contract were completed in the second quarter. The loss of business from any of these customers could substantially reduce our net sales and results of operations and could seriously harm our business. Since we are often awarded a contract as a subcontractor to a major defense supplier that is engaged in a competitive bidding process as prime contractor for a major weapons procurement program, our revenues depend significantly on the success of the prime contractors with which we align ourselves.
Commercial sales of our guidance and stabilization products are unpredictable.
Increased commercial sales of our guidance and stabilization products are making it more difficult to predict our future revenues. We have been marketing our guidance and stabilization products, particularly our FOGs, to original equipment manufacturers for incorporation into commercial products, such as navigation and positioning systems for various applications, including precision mapping, dynamic surveying, autonomous vehicles, train location control and track geometry measurement systems, industrial robotics and optical stabilization. Because we sell these products to original equipment manufacturers rather than end-users, we have less information about market trends and other developments affecting the buying patterns of end-users and,as a result, may be unable to forecast demand for these products accurately. Moreover, sales of these products for commercial applications depend on the success of our customers’ products, and any decline in sales of our customers’ products would reduce demand for our products.
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

We rely upon spread spectrum communications technology developed by ViaSat and transmitted by third-party satellite providers to permit two-way broadband Internet via our 60-cm diameter TracPhone V7 antenna, our 37-cm diameter TracPhone V3 antenna, and our 1.1-meter diameter TracPhone V11, and any disruption in the availability of this technology could adversely affect sales.
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
We obtain many key components for our products from third-party suppliers, and in some cases we use a single or a limited number of suppliers. Any interruption in supply could impair our ability to deliver our products until we identify and qualify a new source of supply, which could take several weeks, months or longer and could increase our costs significantly. Suppliers might change or discontinue key components, which could require us to modify our product designs. For example, in the past, we have experienced changes in the chemicals used to coat our optical fiber, which changed its characteristics and thereby necessitated design modifications. New department of defense regulations for government contractors to implement processes to avoid counterfeit parts may require us to find new sources of materials or components if the current supplier cannot meet the requirements. In general, we do not have written long-term supply agreements with our suppliers but instead purchase components through purchase orders, which expose us to potential price increases and termination of supply without notice or recourse. It is generally not our practice to carry significant inventories of product components, and this could magnify the impact of the loss of a supplier. If we are required to use a new source of materials or components, it could also result in unexpected manufacturing difficulties and could affect product performance and reliability. In addition, from time to time, lead times for certain components can increase significantly due to imbalances in overall market supply and demand. This, in turn, could limit our ability to satisfy the demand for certain of our products on a timely basis, and could result in some customer orders being rescheduled or canceled.
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

Our new media and entertainment business relies on licensing arrangements with content providers, and the loss of or changes in those arrangements could adversely affect our business.

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
Following the identification of the control deficiencies in March 2013, management implemented a remediation plan. We are in the process of further reviewing, documenting and testing our cash disbursement controls and procedures at our foreign subsidiaries, and our controls over financial reporting, and may from time to time, make changes aimed at enhancing existing control and/or implement additional controls. Because the implementation of our remediation plan was ongoing as of September 30, 2013 and because there was insufficient time as of September 30, 2013 to demonstrate that the new controls implemented as part of the remediation plan were operating effectively as of that date, management concluded that the material weakness described in our annual report still existed as of September 30, 2013.
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
Historically, sales to customers outside the United States and Canada have accounted for a significant portion of our net sales, and our acquisition of Headland Media Limited is expected to increase sales in foreign markets. We have foreign sales offices in Denmark, the United Kingdom, Singapore, Japan, the Philippines, Belgium, the Netherlands, Cyprus and Norway, as well as a subsidiary in Brazil that manages local sales. We otherwise support our international sales from our operations in the United States. Our limited operations in foreign countries may impair our ability to compete successfully in international markets and to meet the service and support needs of our customers in countries where we have little to no infrastructure. We are subject to a number of risks associated with our international business activities, which may increase our costs and require significant management attention. These risks include:

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
On November 26, 2008, our Board of Directors authorized a program to repurchase up to one million shares of our common stock. The repurchase program is funded using our existing cash, cash equivalents, marketable securities, and future cash flows. Under the repurchase program, at management’s discretion, we may repurchase shares on the open market from time to time, in privately negotiated transactions or block transactions, or through an accelerated repurchase agreement. The timing of such repurchases depends on availability of shares, price, market conditions, alternative uses of capital, and applicable regulatory requirements. The program may be modified, suspended or terminated at any time without prior notice. The repurchase program has no expiration date. There were no other repurchase programs outstanding during the nine months ended September 30, 2013, and no repurchase programs expired during the period.
We did not repurchase any shares of our common stock in the nine months ended September 30, 2013.

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

101
Interactive Data File regarding (a) our Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012, (b) our Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2013 and 2012, (c) our Consolidated Statements of Other Comprehensive Income for the Three and Nine Months Ended September 30, 2013 and 2012, (d) our Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2013 and 2012 and (e) the Notes to such Consolidated Financial Statements.
		X

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 8, 2013

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

101
Interactive Data File regarding (a) our Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012, (b) our Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2013 and 2012, (c) our Consolidated Statements of Other Comprehensive Income for the Three and Nine Months Ended September 30, 2013 and 2012, (d) our Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2013 and 2012 and (e) the Notes to such Consolidated Financial Statements.
		X