Form 10-K
period 2013-12-31
KVH INDUSTRIES INC \DE\
filed 2014-03-17
CIK 1007587

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 28, 2013, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $187,494,000 based on the closing sale price of $13.31 per share as reported on the NASDAQ Global Market. Shares of common stock held by executive officers and directors of the registrant and their affiliates have been excluded from this calculation because such persons may be deemed affiliates.
As of March 13, 2014, the registrant had 15,927,239 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement relating to its 2014 Annual Meeting of Stockholders are incorporated herein by reference in Part III.

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
Introduction
We are a leading manufacturer of solutions that provide global high-speed Internet, television, and voice services via satellite to mobile users at sea, on land, and in the air as well as a leading provider of commercially-licensed news, sports, music, movies and training video content to commercial and leisure customers in the maritime, hotel, and/or retail markets. We are also a premier manufacturer of high-performance navigational sensors and integrated inertial systems for defense and commercial guidance and stabilization applications. Our research and development, manufacturing and quality control capabilities have enabled us to meet the demanding standards of our military, consumer and commercial customers for performance and reliability. This combination of factors has allowed us to create products offering important differentiating advantages to our customers. We are based in Middletown, Rhode Island, with subsidiaries in Belgium, Bermuda, Brazil, Cyprus, Denmark, Illinois, Japan, The Netherlands, Norway, Singapore, and the United Kingdom.
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
Our mobile satellite antenna products are typically installed on mobile platforms and use sophisticated robotics, stabilization and control software, sensing technologies, transceiver integration, and advanced antenna designs to automatically search for, identify and point directly at the selected television and communications satellite while the vehicle, vessel, or plane is in motion. Our antennas use gyros and inclinometers to measure the pitch, roll and yaw of an antenna platform in relation to the earth. Microprocessors and our proprietary stabilization and control software use that data to compute the antenna movement necessary for the antenna's motors to point the antenna properly and maintain contact with the satellite. If an obstruction temporarily blocks the satellite signal, our products continue to track the satellite's location according to the movement of the antenna platform in order to carry out automatic, rapid reacquisition of the signal when a direct line of sight to the satellite is restored.
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
Maritime. In the marine market, we offer a range of mobile satellite TV and communications products.
Satellite TV. Our TracVision HD-series satellite TV antennas are designed to offer a high definition TV experience comparable to what a home DIRECTV HDTV subscriber would enjoy. Our TracVision HD7 uses a 61-cm diameter satellite TV antenna to receive signals from two DIRECTV Ka-band satellites and one DIRECTV Ku-band satellite simultaneously. It includes an Internet Protocol enabled antenna control unit as well as optional antenna control via a free TracVision application for use on an Apple iPhone. We believe the TracVision HD7 was the first marine antenna to offer this combination of capabilities. Our TracVision HD11 uses a 1-meter diameter antenna to receive all Ku-band and DIRECTV Ka-band satellite television signals without changing out hardware elements. The Ku-band will work with any modern satellite television service in the world. The Ka-band will receive DIRECTV HDTV. Like the TracVision HD7, it features a customer application for the Apple iPhone or iPad to enable easy control of the system.
Our TracVision M-series satellite TV antennas are designed with the full spectrum of vessel sizes in mind, ranging from recreational vessels as small as 20 to 25 feet to large commercial vessels. The award-winning family of marine TracVision products include the 32-cm diameter TracVision M1, 37-cm diameter TracVision M3, 45-cm diameter TracVision M5, 60-cm diameter TracVision M7, and 81.3-cm in diameter TracVision M9, each of which employs a high-efficiency circular antenna. These products are compatible with Ku-band HDTV programming as well as high-powered regional satellite TV services around the globe, based on available signal strength and antenna size requirements.
Satellite Phone & Internet. Our mini-VSAT Broadband network offers an end-to-end solution for offshore connectivity. This unified C/Ku-band Broadband service enables us to offer commercial, leisure and government customers an integrated hardware and service solution for mobile communications and seamless region-to-region roaming. We design and manufacture the onboard TracPhone terminals, own the hub equipment installed in leased earth stations, lease the satellite capacity, manage the network, and provide 24/7/365 after-sale support. Because we manufacture the onboard hardware, we can integrate the full rack of discrete below decks equipment typically used on traditional VSAT systems into a single, streamlined unit that is significantly easier to deploy than competing VSAT solutions. Our mini-VSAT Broadband network utilizes ArcLight spread spectrum modem technology, developed by ViaSat. This spread spectrum approach reduces the broadcast power requirements and the pointing accuracy necessary to track the high-bandwidth C and Ku-band satellites that carry the service. The resulting efficiencies allowed us to develop and bring to market our TracPhone terminals. Our 60-cm diameter TracPhone V7 Ku-band antenna is 85% smaller by volume and 75% lighter than alternative 1-meter VSAT antennas. Our 37-cm diameter TracPhone V3 Ku-band antenna is practical for use on smaller vessels as well as land vehicles. We believe that the TracPhone V3 is the smallest maritime VSAT system currently available. Our dual-mode TracPhone V11 antenna seamlessly tracks both C- and Ku-band satellites, making it the only 1-meter maritime VSAT antenna to deliver seamless, fully global coverage outside of the far polar regions. In June 2013, we introduced our new TracPhone V-IP Series product line for the mini-VSAT Broadband network, which is an upgrade to the existing TracPhone V-Series, enabling easier installation along with network management tools and multicast reception.
We offer a variety of rate plans that typically require an initial commitment of one or more years with a one year auto renewal feature. Fixed rate plan prices vary depending on the data rate, and while customers can consume unlimited data, there are restrictions over the use of certain protocols such as those that stream video content. Metered plans are billed monthly based on the amount of data consumed. Introduced in 2013, unrestricted plan prices vary depending on a minimum monthly data quota with the ability to add more data for an incremental charge. Unrestricted plans allow users to consume unlimited data with no protocol restrictions, meaning customers can stream video content to their vessels or use popular voice services like Skype™.
The high bandwidth offered by the Ku-band satellites also permits faster data rates than those supported by Inmarsat's L-band satellites. TracPhone V7-IP and V11-IP customers may select service packages with Internet data connections offering ship-to-shore satellite data rates as fast as 1 megabits per second or Mbps, and shore-to-ship satellite data rates as fast as 4 Mbps. The TracPhone V3-IP, due to its smaller dish diameter, offers ship-to-shore data rates as fast as 128 kilobits per second, or Kbps, and shore-to-ship satellite data rates as fast as 2 Mbps. In addition, subscriptions include Voice over Internet Protocol (VoIP) telephone services optimized for use over satellite connections. The TracPhone V7-IP and V11-IP can support two or more simultaneous calls while the TracPhone V3-IP can support one call at a time.
Our mini-VSAT Broadband network currently uses a combination of 19 Ku-band and three global C-band transponders to provide coverage throughout the northern hemisphere and all of the major continents in the southern hemisphere. We currently offer our Ku-band mini-VSAT Broadband service in the Americas, Europe, the Middle East, Africa, Asia-Pacific, and Australian and New Zealand waters. It is our long-term plan to continue to invest in and enhance the mini-VSAT Broadband network in cooperation with ViaSat under the terms of a 10-year agreement announced in July 2008. In April and July 2013, we more than doubled our mini-VSAT Broadband network capacity in Brazil, Africa and the Asia-Pacific region, following the upgrades in the Caribbean and the European and Middle Eastern regions in late 2012. Under the terms of our revenue sharing arrangement with ViaSat, these types of expansions position us to earn revenue not only from the maritime and land-based use of the mini-VSAT Broadband service but also from aeronautical applications that roam throughout our network.
We are actively engaged in sales efforts for the TracPhone V- IP Series and mini-VSAT Broadband service to government agencies for maritime, military, and emergency responder use. In September 2010, the U.S. Coast Guard awarded us a 10-year, up to $42 million contract to supply TracPhone V7 systems and mini-VSAT Broadband airtime to as many as 216 U.S. Coast Guard cutters. As of December 31, 2013, we have supplied TracPhone V7 systems for approximately 125 U.S. Coast Guard vessels. We are also taking steps to expand our ability to support the commercial maritime market. In March 2011, we signed a contract to provide TracPhone V7 and mini-VSAT Broadband service to Vroon B.V. and its fleet of more than 125 commercial vessels, as of December 31, 2013, approximately 100 systems have shipped. In March 2012, V.Ships, the world's largest independent ship manager serving a fleet of over 1,000 vessels, selected our mini-VSAT Broadband service as its preferred satellite communications solution. In June 2012, Tokyo-based shipping and logistics company, Nippon Yusen Kaisha (NYK Line), selected our TracPhone V7 and mini-VSAT Broadband service, as of December 31, 2013, approximately 120 systems have shipped.
In September 2010, we acquired Virtek Communication, a Norwegian firm that developed CommBox, a ship-to-shore network management product. CommBox, which comprises shipboard hardware, a KVH-hosted or privately owned shore-based hub, and a suite of software applications, offers a range of tools designed to increase communication efficiency, reduce costs, and manage network operations. Key functions include web and data compression and optimization to increase network capacity; remote PC management for customer IT departments; integrated e-mail, web compression, firewalls, and security; least-cost routing; and bandwidth management on multiple communication carriers. CommBox is offered as an option for all TracPhone V Series and TracPhone V-IP Series products (TracPhone VSAT products) and for our Inmarsat-compatible TracPhone and Iridium OpenPort systems. CommBox sales include both the shipboard hardware and optional private shore-based hub, subscriptions to the selected software applications, and monthly system maintenance fees.
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
In addition to our TracPhone VSAT products and mini-VSAT Broadband service, we also offer a family of Inmarsat-compatible TracPhone products that provide in-motion access to global satellite communications. These products rely on services offered by Inmarsat, a satellite service provider that supports links for phone, fax and data communications as fast as 432 Kbps. The TracPhone FB150, FB250, and FB500 antennas use the Inmarsat FleetBroadband service to offer voice as well as high-speed Internet service. The TracPhone FB150, FB250, and FB500 are manufactured by Thrane & Thrane A/S of Denmark and distributed on an OEM basis by us in North America under the KVH TracPhone brand and distributed in other markets on a non-exclusive basis.
Unlike mini-VSAT Broadband, where we control and sell the airtime, we purchase Inmarsat and Iridium airtime from a distributor and resell it to our customers.
In May 2013, we acquired acquired Headland Media Limited (now known as KVH Media Group), a media and entertainment service company based in the United Kingdom that distributes commercially-licensed news, sports, music, movies and training video content to commercial and leisure customers in the maritime, hotel, and/or retail markets. Sales from KVH Media Group are included in our mobile communications services sales.
Land Mobile. We design, manufacture, and sell a range of TracVision satellite TV antenna systems for use on a broad array of vehicles, including recreational vehicles, buses, conversion vans, and automobiles.
In the RV/bus market, we offer TracVision satellite TV products, intended for both stationary and in-motion use. Our TracVision R1 delivers DIRECTV or DISH network service through a small 31.75cm” diameter dome. Our TracVision A7 uses hybrid phased-array antenna technology to provide in-motion reception of satellite TV programming in the continental United States using the DIRECTV service. The TracVision A7 product includes a mobile satellite television antenna and an integrated 12V mobile DIRECTV receiver/controller designed specifically for the mobile environment by KVH and DIRECTV. The TracVision A7 stands approximately five inches high and mounts either to a vehicle's roof rack or directly to the vehicle's roof, making it practical for use aboard minivans, SUVs and other passenger vehicles. The TracVision A7 is also popular for tall motor coaches and buses. Automotive customers subscribe to DIRECTV's TOTAL CHOICE MOBILE satellite TV programming package, which is specifically promoted for automotive applications. Local channels and network programming are also available as an option for TracVision A7 users as a result of the system's integrated GPS and mobile receiver. At this time, we are the only company authorized by DIRECTV to sell, promote, and activate mobile users for the TOTAL CHOICE MOBILE programming package.
Aeronautical Applications. We designed, developed, and manufactured DIRECTV-compatible satellite TV antennas for use on narrowbody commercial aircraft, such as Boeing's 737 and the Airbus A320, operating in the United States.
Guidance and Stabilization Products
We offer a portfolio of digital compass and fiber optic gyro (FOG)-based systems that address the rigorous requirements of military and commercial customers. Our systems provide reliable, easy-to-use and continuously available navigation and pointing data. Our guidance and stabilization products include our inertial measurement unit for precision guidance, FOGs for tactical navigation as well as pointing and stabilization systems, and digital compasses that provide accurate heading information for demanding applications.
Guidance and Stabilization. Our FOG products use an all-fiber design that has no moving parts, resulting in an affordable combination of precision, accuracy and durability. Our FOG products support a broad range of military applications, including stabilization of remote weapons stations, antennas, radar, optical devices or turrets; image stabilization and synchronization for shoulder-or tripod-mounted weapon simulators; precision tactical navigation systems for military vehicles, and guidance for weapons and unmanned autonomous vehicles. Our FOG products are also used in numerous commercial products, such as navigation and positioning systems for various applications including precision mapping, dynamic surveying, autonomous vehicles, train location control and track geometry measurement systems, industrial robotics and optical stabilization.
Our TG-6000 IMU is a guidance system that provides precise measurement of motion and acceleration in three dimensions. It uses a three-axis configuration of our high-performance DSP-based (digital signal processing) FOGs integrated with three accelerometers. We believe that this configuration provides outstanding performance, high reliability, low maintenance and easy system integration. The TG-6000 IMU is a component in the U.S. Navy's MK54 lightweight torpedo and is suitable for use in other applications that involve flight control, orientation, instrumentation and navigation, such as unmanned aerial vehicles. The CG-5100, our first commercial-grade IMU, is focused on a wide range of applications such as 3D augmented reality, mobile mapping, platform navigation and GPS augmentation for unmanned vehicle programs, precise mapping and imagery.
Our CNS-5000 continuous navigation system is a self-contained navigation system that combines our FOG-based inertial measurement technology with GPS technology from NovAtel. This navigation solution provides precise position and orientation of a host platform on a continuous basis, even during periods where GPS signals are blocked by natural or man-made obstructions or conditions. The CNS-5000 is designed for demanding commercial applications, such as dynamic surveying, mobile mapping, precision agriculture, container terminal management, and autonomous vehicle navigation, where the ability to determine the precise position and orientation of a piece of equipment or a mobile platform is critical. The CNS-5000 is a commercial-off-the-shelf (COTS) product consisting of a FOG-based inertial measurement unit tightly integrated with GPS within a single enclosure. This design reduces the operational complexities for customers whose products cross international boundaries.
Our open-loop DSP-1750, DSP-3000, and DSP-4000 FOGs provide precision measurement of the rate and angle of a platform's turning motion for significantly less cost than competing closed-loop gyros. These DSP-based products deliver performance superior to analog signal processing devices, which experience greater temperature-sensitive drift and rotation errors. Applications for these products include inertial measurement units, integrated navigation systems, attitude/heading/reference systems, and stabilization of antenna, radar and optical equipment.
The DSP-1750, which we believe to be the world's smallest high performance FOG, is the first to use our E•Core ThinFiber® technology. This thin fiber, which is created at our Tinley Park, Illinois manufacturing facility, is only 170 microns in diameter, enabling longer lengths of fiber to be wound into smaller housings. Since the length of the fiber used in a FOG directly relates to gyro accuracy and performance, this technology enables us to produce smaller and more accurate gyros. The small size and weight of the DSP-1750 make it well suited for applications with size and weight restrictions, such as night vision and thermal imaging systems, aircraft-mounted gimbaled cameras for law enforcement and homeland security, and shipboard optical systems.
The DSP-3000 and DSP-3100 are each slightly larger than a deck of playing cards and offer~~s~~ a variety of interface options to support a range of applications. High-performance 2-axis and 3-axis configurations can be realized by integrating multiple DSP-3000 and DSP-3100 units. Currently, the DSP-3000 and DSP-3100 are used in an array of pointing and stabilization applications, including the U.S. Army's Common Remotely Operated Weapon Station (CROWS) to provide the image and gun stabilization necessary to ensure that the weapon remains aimed at its target. We estimate that more than 20 companies have developed or are developing stabilized remote weapons stations that we believe will require similar FOG stabilization capabilities. The larger, militarized dual axis DSP-4000 is designed for use in high-shock and highly dynamic environments, such as gun turret stabilization.
Our 1750 IMU is an advanced 6-degrees-of-freedom sensor designed to integrate easily into the most demanding stabilization, pointing, and navigation applications. It offers enhanced performance at a lower cost than competing systems. The 1750 IMU marries the groundbreaking E•Core ThinFiber® technology of our DSP-1750 FOGs with very low noise, solid state MEMS accelerometers to create a commercial-off-the-shelf IMU. The 1750 IMU offers exceptional precision in a very small form factor, making it suitable for applications where space is limited, such as unmanned and autonomous systems.
In October 2013, we introduced the new DSP-1760 single-axis and multi-axis FOGs offerings with improved performance and ease of integration relative to the DSP-1750. Many customers using our DSP-1750 single-axis and dual-axis FOGs also had requirements for packaged DSP-1750s. Rather than simply designing a housing for the DSP-1750s sensors, we used the 1750 IMU housing and combined it with an improved DSP-1750 design. The result is the DSP-1760 product line, consisting of packaged one, two, or three axes of FOGs, each with two different interface connector options.
Tactical Navigation. Our TACNAV tactical navigation product line employs digital compass sensors and KVH FOGs to offer vehicle-based navigation and pointing systems with a range of capabilities, including GPS backup and enhancement, vehicle position, hull azimuth and navigation displays. Because our digital compass products measure the earth's magnetic field rather than detect satellite signals from the GPS, they are not susceptible to GPS jamming devices.
TACNAV systems vary in size and complexity to suit a wide range of vehicles. Our TACNAV Light is a low-cost, digital compass-based battlefield navigation system specifically designed for non-turreted vehicles, such as high mobility multi-wheeled vehicles (HMMWVs) and trucks. Our TACNAV TLS, a digital compass-based tactical navigation and targeting system, offers a FOG upgrade for enhanced accuracy designed for turreted vehicles, including reconnaissance vehicles, armored personnel carriers and light armored vehicles. Our TACNAV II Fiber Gyro Navigation system offers a compact design, continuous output of heading and pointing data, and a flexible architecture that allows it to function as either a stand-alone navigation module or as the central component of an expanded, multifunctional navigation system.
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
Our TACNAV digital compass products have been sold for use aboard U.S. Army, Marine Corps, and Navy vehicles as well as to many foreign countries, including Australia, the United Kingdom, Canada, Germany, Italy, New Zealand, Saudi Arabia, Spain, Sweden, Taiwan, Malaysia and Switzerland. We believe that we are among the leading manufacturers of such systems. Our standard TACNAV products can be customized to our customers’ specifications. At customer request, we offer training and other services on a time-and-materials basis.
Sales, Marketing and Support
Our sales, marketing and support efforts target markets that are substantial and require dedicated dealers and distributors to reach end customers. These channels vary from time to time, but currently include targeted efforts to reach the commercial and leisure maritime markets, the RV, high-end automotive and bus markets, and the commercial, industrial and government markets. We believe our brands are well known and well respected by customers within their respective niches. These brands include:
•TracVision-satellite television systems for vessels and vehicles
•TracPhone-two-way satellite communications systems
•mini-VSAT Broadband-broadband mobile satellite communications network
•CommBox-network management hardware and software for maritime communications
•TACNAV-tactical navigation systems for military vehicles

•	Our FOGs and digital compass sensors use an alphanumeric model numbering sequence such as C-100, DSP-1750 IMU, DSP-3000, DSP-4000, CNS-5000, CG-5100, and TG-6000 IMU.

We sell our mobile satellite communications products directly and through an international network of independent retailers, chain stores and distributors, as well as to manufacturers of vessels and vehicles.
We sell media content directly through our KVH Media Group, headquartered in Leeds.
Our European headquarters, which is located in Denmark, coordinates our sales, marketing and support efforts for our mobile satellite communications products in Europe, the Middle East, and Africa. Asian (excluding Japanese) and Australia/New Zealand sales are managed through our office located in Singapore. Japanese sales are managed through our office in Japan. All international offices are managed under the oversight of our North American sales and marketing office. Standalone CommBox sales are managed by our Norwegian subsidiary in cooperation with members of our satellite sales teams in all offices worldwide. See note 13 of the notes to our consolidated financial statements for information regarding our geographic segments.
We sell our guidance and stabilization products directly to U.S. and foreign governments and government contractors, as well as through an international network of authorized independent sales representatives. This same network also sells our FOG products to commercial/industrial entities.
In 2013, purchases of TACNAV products and services by the U.S. Army Program Office - Saudi Arabian National Guard (SANG) represented 12% of our total sales.
Backlog
Backlog is not a meaningful indicator for predicting revenue in future periods. Commercial resellers for our mobile satellite communications products and legacy products do not carry extensive inventories and rely on us to ship products quickly. Generally due to the rapid delivery of our commercial products, our backlog for those products is not significant.
Our backlog for all products and services was approximately $20.5 million, $35.0 million, and $22.1 million on December 31, 2013, 2012, and 2011, respectively. As of December 31, 2013, our backlog was scheduled for fulfillment in 2014 except for $5.0 million scheduled for fulfillment in 2015. The decrease in backlog of $14.5 million from December 31, 2012 to December 31, 2013 was primarily a result of the fulfillment of the order for TACNAV products and services received in June 2012 from SANG and decreased orders for FOGs, partially offset by additional TACNAV orders. The increase in backlog of $12.9 million from December 31, 2011 to December 31, 2012 was primarily a result of the order for TACNAV products and services received in June 2012 from SANG. This increase was partially offset by decreased orders for FOGs.
Backlog consists of orders evidenced by written agreements and specified delivery dates for customers who are acceptable credit risks. We do not include satellite connectivity or media content service sales in our backlog even though many of our satellite connectivity and media content customers have signed annual or multi-year service contracts providing for a fixed monthly fee. Military orders included in backlog are generally subject to cancellation for the convenience of the customer. When orders are canceled, we generally recover actual costs incurred through the date of cancellation and the costs resulting from termination. As of December 31, 2013, our backlog included approximately $12.2 million in orders that are subject to cancellation for convenience by the customer. Individual orders for guidance and stabilization products are often large and may require procurement of specialized long-lead components and allocation of manufacturing resources. The complexity of planning and executing larger orders generally requires customers to order well in advance of the required delivery date, resulting in backlog.
Intellectual Property
Our ability to compete effectively depends to a significant extent on our ability to protect our proprietary information. We rely primarily on patents and trade secret laws, confidentiality procedures and licensing arrangements to protect our intellectual property rights. We own approximately 28 U.S. and foreign patents and have additional patent applications that are currently pending. We also register our trademarks in the United States and other key markets where we do business. Our patents will expire at various dates between June 2014 and July 2028. We enter into confidentiality agreements with our consultants, key employees and sales representatives, and maintain controls over access to and distribution of our technology, software and other proprietary information. The steps we have taken to protect our technology may be inadequate to prevent others from using what we regard as our technology to compete with us.
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
Manufacturing
Manufacturing operations for our mobile satellite communications and navigation products consist of light manufacture, final assembly and testing. Manufacturing operations for our FOG products are more complex. We produce specialized optical fiber, FOG components and sensing coils and combine them with components purchased from outside vendors for assembly into finished goods. We own optical fiber drawing towers with which we produce the specialized optical fiber that we use in all of our FOG products. Excluding the CommBox product, which we manufacture in Norway, we manufacture, warehouse and distribute our mobile satellite communications products at our headquarters in Middletown, Rhode Island. We manufacture our navigation and FOG products in our facility located in Tinley Park, Illinois.
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
In the marine market for satellite TV equipment, we compete with Intellian, Cobham SATCOM, Orbit Communication Systems, RayMarine (Intellian made), KNS, and Sea King (King Controls).
In the marine market for voice, fax, data and Internet communications equipment, we compete with Intellian, Cobham SATCOM, Orbit Communication Systems, Jotron AS, KNS Inc., Inmarsat, AddValue, and Iridium Satellite LLC.
In the marine market for voice, fax, data and Internet services, we compete with Inmarsat, Globalstar LP, and Iridium Satellite LLC. We also face competition from providers of marine satellite data services and maritime VSAT solutions, including Inmarsat (and its new announced Global Xpress service), MTN/SeaMobile, Speedcast, CapRock, and Airbus Defense & Space.
In the market for land mobile satellite TV equipment, we compete with King Controls and Winegard Company.
In the markets for media content, we compete with Swank Motion Pictures and NewspaperDirect.
In the markets for mobile satellite communications technology, the principal competitive factors are product size, features, design, performance, reliability and price. In the markets for media content, the principal competitive factors are license rights, distribution and price.
In the guidance and stabilization markets, we compete primarily with Honeywell International Inc., Northrop Grumman Corporation, Goodrich Aerospace, IAI, Fizoptica, SAGEM and Systron Donner Inertial. We believe the principal competitive factors in these markets are performance, size, reliability, durability and price.
Research and Development
Focused investments in research and development are critical to our future growth and competitive position in the marketplace. Our research and development efforts are directly related to timely development of new and enhanced products and services that are central to our core business strategy. The industries in which we compete are subject to rapid technological developments, evolving industry standards, changes in customer requirements, and new product and service introductions and enhancements. As a result, our success depends in part upon our ability, on a cost-effective and timely basis, to continue to enhance our existing products and to develop and introduce new products and services that improve performance and meet customers' operational and cost requirements. Our current research and development efforts include projects to achieve additional cost reductions in our products and the development of new products and services for our existing marine and land mobile communications markets, and navigation, guidance and stabilization application markets. For example:

•	In June 2013, we introduced our new TracPhone V-IP Series Product line for the mini-VSAT Broadband network enabling easier integration along with network management tools and multicast reception;

•	In October 2013, we introduced the new DSP-1760 single-axis and multi-axis FOG offerings with improved performance and ease of integration relative to the DSP-1750; and

•	Later this year, we plan to offer new value-added services to our mini-VSAT Broadband customers using our IP-MobileCast software.
Our research and development activities consist of projects funded by us, and projects funded with the assistance of customer-funded contract research. Our customer-funded research efforts are made up of contracts with defense and OEM customers, whose performance specifications are unique to their product applications. Defense and OEM research often results in new product offerings. We strive to be the first company to bring a new product to market, and we use our own funds to accelerate new product development efforts.
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
Employees
On December 31, 2013, we employed 471 full-time employees. We also employ part-time employees as well as temporary or contract personnel, when necessary, to provide short-term and/or specialized support for production and other functional projects.
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
Worldwide economic conditions have experienced a significant downturn over the last several years, including slower economic activity, tightened credit markets, inflation and deflation concerns, increased fuel prices, decreased consumer confidence, reduced corporate profits, reduced or canceled capital spending, adverse business conditions and liquidity concerns. These conditions make it difficult for businesses, governments and consumers to accurately forecast and plan future activities. Many governments are experiencing significant deficits that have caused and may continue to cause them to curtail spending significantly and/or reallocate funds away from defense programs. There can be no assurances that government responses to the disruptions in the economy will remedy these problems. As a result of these and other factors, customers could continue to slow or suspend spending on our products and services. We may also incur increased credit losses and need to increase our allowance for doubtful accounts, which would have a negative impact on our earnings and financial condition. For example, our bad debt expense increased $0.5 million in 2013 from 2012, driven by bad debt expense associated with airtime sales for our mini-VSAT Broadband service.
    We cannot predict the timing, duration or ultimate impact of the downturn in our markets. We expect our business to continue to be adversely impacted by this downturn.
Net sales of many of our mobile communications products are largely generated by discretionary consumer spending, and demand for these products may continue to decline as a result of continuing weak regional and global economic conditions. For example, sales of our mobile communications products decreased 2% from 2012 to 2013, and the declines were more extensive in certain areas such as Asia and Europe. Consumer spending tends to decline during recessionary periods and may decline at other times. Some consumers have chosen not to purchase our mobile communications products due to a perception that they are luxury items, and these trends could continue or accelerate. As global and regional economic conditions change, including uncertainty regarding federal budgetary pressures, overseas sovereign debt crisis, the general level of interest rates, fluctuating oil prices and demand for durable consumer products, demand for our products could continue to be materially and adversely affected.
Our financial performance is impacted by U.S. government contracts, which are subject to uncertain levels of funding and termination.
     We have historically sold a substantial portion of our FOG systems to a U.S. government contractor for the U.S. Army's CROWS III program. A reduction in sales to the U.S. government, whether due to lack of funding, for convenience, or otherwise, or the occurrence of delays, could negatively impact our results of operations and financial condition. We expect that the drawdown of troops from Afghanistan will continue to adversely affect sales of our FOG products to contractors to the U.S. government.
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
Appropriations can also be affected by legislation that addresses larger budgetary issues of the U.S. government. For example, future federal sequestration measures could continue to adversely affect federal spending across the U.S. government, including the Department of Defense, and we expect that these measures will continue to limit or reduce defense spending, including spending for our FOG products for the U.S. Army's CROWS III program.

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
Our mobile communications products and services historically have had lower product and service gross margins than our guidance and stabilization products. As a result of the completion of the product delivery portion of the SANG contract and other factors, we expect a shift in our sales mix towards mobile communications products and services, which would likely cause lower gross margins in the future. Moreover, our mobile communications services have lower gross margins than our overall average gross margins, and those services have been increasing as a percentage of net sales. If and to the extent that our mobile communications services continue to increase as a percentage of net sales, we expect to generate lower overall gross margins, although this trend may be somewhat offset if we continue to generate increased efficiencies of scale in the delivery of our mobile communications services.
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
The mobile communications markets and defense navigation, guidance and stabilization markets in which we participate are very competitive, and we expect this competition to persist and intensify in the future. We may not be able to compete successfully against current and future competitors, which could impair our ability to sell our products. For example, improvements in the performance of lower cost gyros by competitors could potentially jeopardize sales of our FOGs. Foreign competition for our mobile satellite communications products has continued to intensify, most notably from companies that seek to compete primarily on price. We anticipate that this trend of substantial competition will continue.
In the marine market for satellite TV equipment, we compete with Intellian, Cobham SATCOM, Orbit Communication Systems, RayMarine (Intellian made), KNS, and Sea King (King Controls).
In the marine market for voice, fax, data and Internet communications equipment, we compete with Intellian, Cobham SATCOM, Orbit Communication Systems, Jotron AS, KNS Inc., Inmarsat, AddValue, and Iridium Satellite LLC.
In the marine market for voice, fax, data and Internet services, we compete with Inmarsat, Globalstar LP, and Iridium Satellite LLC. We also face competition from providers of marine satellite data services and maritime VSAT solutions, including Inmarsat (and its new announced Global Xpress service), MTN/SeaMobile, Speedcast, CapRock, and Airbus Defense & Space.
In the market for land mobile satellite TV equipment, we compete with King Controls and Winegard Company.
In the markets for media content, we compete with Swank Motion Pictures and NewspaperDirect.
In the guidance and stabilization markets, we compete primarily with Honeywell International Inc., Northrop Grumman Corporation, Goodrich Aerospace, IAI, Fizoptica, SAGEM and Systron Donner Inertial.
Among the factors that may affect our ability to compete in our markets are the following:

•	many of our primary competitors are well-established companies that generally have substantially greater financial, managerial, technical, marketing, personnel and other resources than we do;

•	product and service improvements, new product and service developments or price reductions by competitors may weaken customer acceptance of, and reduce demand for, our products and services;

•	new technology or market trends may disrupt or displace a need for our products and services; and

•	our competitors may have lower production costs than we do, which may enable them to compete more aggressively in offering discounts and other promotions.
The emergence of a competing small maritime VSAT antenna and complementary service or other similar service could reduce the competitive advantage we believe we currently enjoy with our 60-centimeter (cm) diameter TracPhone V7 and 37-cm diameter TracPhone V3 antennas along with our integrated Ku-band mini-VSAT Broadband service, or with our C/Ku-band mini-VSAT Broadband service and our TracPhone V11.
Our TracPhone V3 and V7 systems offer customers a range of benefits due to their integrated design, hardware costs that are lower than existing maritime Ku-band VSAT systems, and spread spectrum technology. We currently compete against companies that offer established maritime Ku-band VSAT service using, in some cases, antennas 1-meter in diameter or larger. While we are unaware of any company offering a 37-cm VSAT solution comparable to our TracPhone V3, we are encountering regional competition from companies offering 60-cm VSAT systems and services, which are comparable in size to our TracPhone V7. Likewise, our TracPhone V11, at 1.1-meter in diameter, is approximately 85% smaller and lighter than competing C-band maritime VSAT systems, which uses antennas in excess of 2.4-meters in diameter to provide similar global services. We are unaware of any competitor currently offering a similar size solution for global C-band coverage, but any introduction of such a product could adversely impact our success. In addition, other companies could replicate some of the distinguishing features of our TracPhone V-series products, which could potentially reduce the appeal of our solution, increase price competition and adversely affect sales. For example, Inmarsat has announced a new global Ka-band mobile VSAT service called Global Xpress which they claim will be faster and have a lower price per megabit than existing Ku-band services that might adversely impact sales of KVH’s mini-VSAT Broadband service and related equipment. Moreover, consumers may choose other services such as FleetBroadband or Iridium OpenPort for their service coverage and potentially lower hardware costs despite higher service costs and slower data rates.

Our ability to compete in the maritime airtime services market may be impaired if we are unable to provide sufficient service capacity to meet customer demand.
The TracPhone V-series products and our mini-VSAT Broadband service offer a range of benefits to mariners, especially in commercial markets, due to the smaller size antenna and faster, more affordable airtime. We have completed the rollout of our original network coverage plan and currently offer service in the Americas, Europe, the Middle East, Africa, Asia-Pacific, and Australian and New Zealand waters. In the future, we may need to expand capacity in existing coverage areas to support an expanding subscriber base. If we are unable to reach agreement with third-party satellite providers to support the mini-VSAT Broadband service and its spread spectrum technology or transponder capacity is unavailable should we need to increase our capacity to meet growing demand in a given region, our ability to support vessels and aeronautical applications globally will be at risk and could reduce the attractiveness of our products and services to these customers.
Adverse economic conditions could result in financial difficulties or bankruptcy for any of our suppliers, which could adversely affect our business and results of operations.
The significant downturn in worldwide economic conditions and credit tightening could present challenges to our suppliers, which could result in disruptions to our business, increase our costs, delay shipment of our products or delivery of services and impair our ability to generate and recognize revenue. To address their own business challenges, our suppliers may increase prices, reduce the availability of credit, require deposits or advance payments or take other actions that may impose a burden on us.
They may also reduce production capacity, slow or delay delivery of products, face challenges meeting our specifications or otherwise fail to meet our requirements. In some cases, our suppliers may face bankruptcy. We may be required to identify, qualify and engage new suppliers, which would require time and the attention of management. Any of these events could impair our ability to deliver our products and services to customers in a timely and cost-effective manner, cause us to breach our contractual commitments or result in the loss of customers.
The purchasing and delivery schedules and priorities of the U.S. military and foreign governments are often unpredictable.
We sell our FOG systems and tactical navigation products to U.S. and foreign military and government customers, either directly or as a subcontractor to other contractors. These customers often use a competitive bidding process and have unique purchasing and delivery requirements, which often makes the timing of sales to these customers unpredictable. Factors that affect their purchasing and delivery decisions include:

•	increasing budgetary pressures, which may reduce or delay funding for military programs;

•	changes in modernization plans for military equipment;

•	changes in tactical navigation requirements;

•	global conflicts impacting troop deployment, including troop withdrawals from the Middle East;

•	priorities for current battlefield operations;

•	new military and operational doctrines that affect military equipment needs;

•	sales cycles that are long and difficult to predict;

•	shifting response time and/or delays in the approval process associated with the export licenses we must obtain prior to the international shipment of certain of our military products;

•	delays in military procurement schedules; and

•	delays in the testing and acceptance of our products, including delays resulting from changes in customer specifications.
These factors can cause substantial fluctuations in sales of our TACNAV and FOG products from period to period. For example, sales of our FOG products increased $0.7 million, or 3%, from 2011 to 2012 and increased $1.1 million, or 5%, from 2012 to 2013. However, sales of our FOG products decreased $3.0 million, or 39%, from the fourth quarter of 2012 to the fourth quarter of 2013. TACNAV product sales, increased $1.0 million, or 5% from 2011 to 2012 and decreased $0.6 million, or 3% from 2012 to 2013. TACNAV service sales increased $4.8 million, or 88% from 2012 to 2013. The increases in TACNAV product sales in 2012 and service sales in 2013 were due primarily to the $35.6 million SANG order received in June 2012, the largest TACNAV order in our history. The product shipments on the SANG order were completed in the second quarter of 2013. The remaining $1.3 million in contract value for the services portion of the SANG order as of December 31, 2013 is estimated for completion in the first quarter of 2014. We do not currently have in backlog another order of comparable size for 2014 or future years, and as a result we expect that our TACNAV service revenues will decline in 2014 from 2013 and our TACNAV product revenue may decline as well in 2014. The U.S. government may change defense spending priorities at any time. Moreover, government customers such as the U.S. Coast Guard and their contractors can generally cancel orders for our products for convenience or decline to exercise previously disclosed contract options. Even under firm orders with government customers, funding must often be appropriated in the budget process in order for the government to complete the contract. The cancellation of or failure to fund orders for our products could further reduce our net sales and results of operations.
Sales of our FOG systems and TACNAV products generally consist of a few large orders, and the delay or cancellation of a single order could substantially reduce our net sales.
KVH products sold to customers in the defense industry are purchased through orders that can generally range in size from several hundred thousand dollars to more than one million dollars. For example, we received orders for TACNAV products and services of $7.2 million, $35.6 million and $2.8 million in January 2013, June 2012 and June 2012, respectively. Orders of this size are often unpredictable and difficult to replicate. As a result, the delay or cancellation of a single order could materially reduce our net sales and results of operations. We periodically experience repeated and unanticipated delays in defense orders, which make our revenues and operating results less predictable. Because our guidance and stabilization products typically have relatively higher product gross margins than our mobile communications products, the loss of an order for guidance and stabilization products could have a disproportionately adverse effect on our results of operations.
Only a few customers account for a substantial portion of our guidance and stabilization revenues, and the loss of any of these customers could substantially reduce our net sales.
We derive a significant portion of our guidance and stabilization revenues from a small number of customers, many of whom are contractors for the U.S. government. For example, for the year ended December 31, 2013, SANG accounted for approximately 12% of our total sales, and product deliveries to this customer under our existing contract were completed in the second quarter. We do not currently have in backlog another order of comparable size for 2014 or future years. The loss of business from any of these customers could substantially reduce our net sales and results of operations and could seriously harm our business. Since we are often awarded a contract as a subcontractor to a major defense supplier that is engaged in a competitive bidding process as prime contractor for a major weapons procurement program, our revenues depend significantly on the success of the prime contractors with which we align ourselves.
Commercial sales of our guidance and stabilization products are unpredictable.
Increased commercial sales of our guidance and stabilization products are making it more difficult to predict our future revenues. We have been marketing our guidance and stabilization products, particularly our FOGs, to original equipment manufacturers for incorporation into commercial products, such as navigation and positioning systems for various applications, including precision mapping, dynamic surveying, autonomous vehicles, train location control and track geometry measurement systems, industrial robotics and optical stabilization. Because we sell these products to original equipment manufacturers rather than end-users, we have less information about market trends and other developments affecting the buying patterns of end-users and, as a result, may be unable to forecast demand for these products accurately. Moreover, sales of these products for commercial applications depend on the success of our customers’ products, and any decline in sales of our customers’ products would reduce demand for our products.
Our mobile satellite products currently depend on satellite services and facilities provided by third parties, and a disruption in those services could adversely affect sales.
Our satellite antenna products include the equipment necessary to utilize satellite services; we do not own the satellites to directly provide two-way satellite communications. We currently offer satellite television products compatible with the DIRECTV and DISH Network services in the United States, the Bell TV service in Canada, the Sky Mexico service and various other regional satellite TV services in other parts of the world.
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
Our mini-VSAT Broadband service relies on spread spectrum technology developed with ViaSat, Inc., for use with satellite capacity controlled by SES, Eutelsat, Sky Perfect-JSAT, Telesat, Echostar, Intelsat and Star One. Our TracPhone two-way broadband satellite terminals combine our stabilized antenna technology with ViaSat’s ArcLight spread spectrum mobile broadband technology, along with ViaSat’s ArcLight spread spectrum modem. The ArcLight technology is also integrated within the satellite hubs that support this service. Sales of the TracPhone V-series products and our mini-VSAT Broadband service could be disrupted if we fail to receive approval from regulatory authorities to provide our spread spectrum service in the waters of various countries where our customers operate or if there are issues with the availability of the ArcLight maritime modems.
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
Although we have historically manufactured and sourced raw materials for the majority of our products domestically, in order for us to compete with lower priced competitive products while also improving our profitability, in some instances we have found it desirable to source raw materials and manufactured components and assemblies from Europe, Asia and South America. Reliance on foreign manufacturing and/or raw material supply has lengthened our supply chain and increased the risk that a disruption in that supply chain could have a material adverse effect on our operations and financial performance.
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
We obtain many key components for our products from third-party suppliers, and in some cases we use a single or a limited number of suppliers. Any interruption in supply could impair our ability to deliver our products until we identify and qualify a new source of supply, which could take several weeks, months or longer and could increase our costs significantly. Suppliers might change or discontinue key components, which could require us to modify our product designs. For example, in the past, we have experienced changes in the chemicals used to coat our optical fiber, which changed its characteristics and thereby necessitated design modifications. Department of Defense regulations requiring government contractors to implement processes to avoid counterfeit parts may require us to find new sources of materials or components if the current supplier cannot meet the requirements. In general, we do not have written long-term supply agreements with our suppliers but instead purchase components through purchase orders, which expose us to potential price increases and termination of supply without notice or recourse. It is generally not our practice to carry significant inventories of product components, and this could magnify the impact of the loss of a supplier. If we are required to use a new source of materials or components, it could also result in unexpected manufacturing difficulties and could affect product performance and reliability. In addition, from time to time, lead times for certain components can increase significantly due to imbalances in overall market supply and demand. This, in turn, could limit our ability to satisfy the demand for certain of our products on a timely basis, and could result in some customer orders being rescheduled or canceled.
Any failure to maintain and expand our third-party distribution relationships may limit our ability to penetrate markets for mobile communications products and services.
We market and sell our mobile communications products and services through an international network of independent retailers, chain stores and distributors, as well as to manufacturers of marine vessels, recreational vehicles and buses. If we are unable to maintain or improve our distribution relationships, it could significantly limit our sales. Some of our distribution relationships are new, and our new distributors may not be successful in marketing and selling our products and services. In addition, our distribution partners may sell products of other companies, including competing products, and are generally not required to purchase minimum quantities of our products.
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
We have previously expanded our operations to pursue existing and potential market opportunities, and we are continuing to expand our international operations. For example, we recently opened a new sales office in Japan to service local customers, and we recently expanded our service offerings through the acquisition of Headland Media Limited (now known as the KVH Media Group). This growth placed a strain on our personnel, management, financial and other resources. If any portion of our business grows more rapidly than we anticipate and we fail to manage that growth properly, we may incur unnecessary expenses, and the efficiency of our operations may decline. If we are unable to adjust our operating expenses on a timely basis in response to changes in revenue cycles, our results of operations may be harmed. To manage changes in our rate of growth effectively, we must, among other things:

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
As previously described in Item 9A of our annual report on Form 10-K for the year ended December 31, 2012, in March 2013, our management identified that the most senior member of our accounting staff at our Danish subsidiary had engaged in a fraudulent scheme to misappropriate assets from us over a period of at least three years. The scheme included fraudulent wire transfers to a personal bank account, fraudulent documentation, forged signatures and use of a corporate credit card for personal expenses. Management performed its assessment of the effectiveness of our internal control over financing reporting as of December 31, 2012 and concluded that our internal control over financial reporting as of that date was not effective because of a material weakness. That assessment identified three control deficiencies in our internal control over financial reporting. After implementation of a remediation plan, management concluded that, as of December 31, 2013, the control deficiencies had been remediated.
If we were to have a material weakness in our internal control over financial reporting, it is possible that our financial statements would not comply with generally accepted accounting principles, would contain a material misstatement or would not be available on a timely basis, any of which could cause investors to lose confidence in us and lead to, among other things, unanticipated legal, accounting and other expenses, delays in filing required financial disclosures, enforcement actions by government authorities, fines, penalties, the delisting of our common stock and liabilities arising from stockholder litigation.
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
Historically, sales to customers outside the United States and Canada have accounted for a significant portion of our net sales, and our acquisition of Headland Media Limited (now known as the KVH Media Group) in May 2013 increased our sales in new foreign markets. We have foreign sales offices in Denmark, the United Kingdom, Singapore, Japan, Norway and Cyprus, as well as a subsidiary in Brazil that manages local sales. We otherwise support our international sales from our operations in the United States. Our limited operations in foreign countries may impair our ability to compete successfully in international markets and to meet the service and support needs of our customers in countries where we have little to no infrastructure. We are subject to a number of risks associated with our international business activities, which may increase our costs and require significant management attention. These risks include:

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
Exports of certain guidance and stabilization products are subject to the U.S. Export Administration Regulations and the International Traffic in Arms Regulations and require a license from the U.S. Department of State prior to shipment.
We must comply with the United States Export Administration Regulations and the International Traffic in Arms Regulations, or ITAR. Certain of our products have military or strategic applications and are on the munitions list of the ITAR and require an individual validated license in order to be exported to certain jurisdictions. Any changes in export regulations or reclassifications of our products may further restrict the export of our products, and we may cease to be able to procure export licenses for our products under existing regulations. The length of time required by the licensing process can vary, potentially delaying the shipment of products and the recognition of the corresponding revenue. Any restriction on the export of a product line or any amount of our products could cause a significant reduction in net sales.
Our business may suffer if we cannot protect our proprietary technology.
Our ability to compete depends significantly upon our patents, our source code and our other proprietary technology. The steps we have taken to protect our technology may be inadequate to prevent others from using what we regard as our technology to compete with us. Our patents could expire or be challenged, invalidated or circumvented, and the rights we have under our patents could provide no competitive advantages. Existing trade secrets, copyright and trademark laws offer only limited protection. In addition, the laws of some foreign countries do not protect our proprietary technology to the same extent as the laws of the United States, which could increase the likelihood of misappropriation. Furthermore, other companies could independently develop similar or superior technology without violating our intellectual property rights. Any misappropriation of our technology or the development of competing technology could seriously harm our competitive position, which could lead to a substantial reduction in net sales.
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
We retain sensitive data, including intellectual property, proprietary business information and personally identifiable information of our employees and customers on our computer networks. Although we take protective measures and endeavor to modify them as circumstances warrant, invasive technologies and techniques continue to evolve rapidly, and our computer systems, software and networks may be vulnerable to unauthorized access, misuse, computer viruses or other malicious code and other events that could have a security impact. Any security breach may compromise information stored on our networks and may result in significant data losses or theft of our, our customers', our business partners' or our employees' intellectual property, proprietary business information or personally identifiable information.
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
Our stock price has historically been volatile. During the period from January 1, 2012 to December 31, 2013, the trading price of our common stock ranged from $7.61 to $15.00. Many factors may cause the market price of our common stock to fluctuate, including:

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
We are subject to the SEC's new disclosure requirements for public companies that manufacture, or contract to manufacture, products for which certain minerals and their derivatives, namely tin, tantalum, tungsten and gold, known as “conflict minerals,” are necessary to the functionality or production of those products. These regulations will require us to determine which of our products contain conflict minerals and, if so, to perform an extensive inquiry into our supply chain in an effort to determine whether or not such conflict minerals originate from the Democratic Republic of Congo, or DRC, or an adjoining country. We expect to incur additional costs to comply with these disclosure requirements, including costs related to determining the source of any of the relevant minerals used in our products, which will adversely affect our results of operations. Because our supply chain is complex, the country of origin inquiry and due diligence procedures that we implement may not enable us to ascertain the origins of any conflict minerals that we use or determine that these minerals did not originate from the DRC or an adjoining country, which may harm our reputation. We may also face difficulties in satisfying customers who may require that our products be certified as DRC conflict-free, which could harm our relationships with these customers and lead to a loss of revenue. These new requirements could also have the effect of limiting the pool of suppliers from which we source these minerals, and we may be unable to obtain conflict-free minerals at competitive prices, which could increase our costs and adversely affect our manufacturing operations and our profitability.

Acquisitions may disrupt our operations or adversely affect our results.
We evaluate strategic acquisition opportunities to acquire other businesses as they arise, such as our acquisition of Headland Media Limited (now known as the KVH Media Group) in May 2013. The expenses we incur evaluating and pursuing this and other such acquisitions could have a material adverse effect on our results of operations. For example, we incurred approximately $0.9 million in connection with the acquisition of the KVH Media Group. If we acquire a business, we may be unable to manage it profitably or successfully integrate its operations with our own. Moreover, we may be unable to realize the strategic, financial, operational and other benefits we anticipate from any acquisition. Competition for acquisition opportunities could increase the price we pay for businesses we acquire and could reduce the number of potential acquisition targets. Further, our approach to acquisitions may involve a number of special financial and business risks, such as:

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
Our certificate of incorporation, by-laws and Delaware law contain provisions that could have an anti-takeover effect and discourage, delay or prevent a change in control or an acquisition that many stockholders may find attractive. These provisions may also discourage proxy contests and make it more difficult for our stockholders to take some corporate actions, including the election of directors. These provisions relate to:

•	the ability of our Board of Directors to issue preferred stock, and determine its terms, without a stockholder vote;

•	the classification of our Board of Directors, which effectively prevents stockholders from electing a majority of the directors at any one annual meeting of stockholders;

•	the limitation that directors may be removed only for cause by the affirmative vote of the holders of two-thirds of our shares of capital stock entitled to vote;

•	the prohibition against stockholder actions by written consent;

•	the inability of stockholders to call a special meeting of stockholders; and

•	advance notice requirements for stockholder proposals and director nominations.

ITEM 1B.	Unresolved Staff Comments
None.

ITEM 2.	Properties
The following table provides information about our facilities as of December 31, 2013.

Location	Type	Principal Uses	Approximate Square Footage	Ownership	Lease Expiration
Middletown, Rhode Island	Office	Corporate headquarters, research and development, sales and service, marketing and administration	75,000	Owned	—
Middletown, Rhode Island	Plant and warehouse	Manufacturing and warehousing (mobile communications products)	75,300	Owned	—
Tinley Park, Illinois	Plant and warehouse	Manufacturing, warehousing, research and development (guidance and stabilization products)	101,000	Owned	—
Kokkedal, Denmark	Office and warehouse	European headquarters, sales, marketing and support	11,000	Leased	May 2014
Horten, Norway	Office	Research and development, sales, marketing and support	4,400	Leased	December 2018
Singapore	Office	Asian headquarters, sales office	2,000	Leased	May 2014
Japan	Office	Japanese, sales office	600	Leased	July 2016
Leeds, UK	Office	Audio/video production, sales and support	2,700	Leased	April 2018
Liverpool, UK	Office	Maritime sales, news production, marketing and support	3,400	Leased	June 2023
Manila, Philippines	Office	News production	1,000	Leased	February 2014
Limassol, Cyprus	Office	Sales	600	Leased	Month-to-Month
Walport, New Jersey	Office	Video distribution	600	Leased	Month-to-Month

ITEM 3.	Legal Proceedings
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

	High	Low
Year Ended December 31, 2013:
First quarter	$15.00	$11.98
Second quarter	13.89	12.11
Third quarter	14.62	12.66
Fourth quarter	14.27	12.71
Year Ended December 31, 2012:
First quarter	$10.98	$7.61
Second quarter	12.95	8.51
Third quarter	14.50	11.70
Fourth quarter	14.66	10.38
Stockholders. As of March 13, 2014, we had 89 holders of record of our common stock. This number does not include stockholders for whom shares were held in a nominee or “street” name.
Dividends. We have never declared or paid cash dividends on our capital stock, and we have no plan to pay any cash dividends in the foreseeable future. We currently intend to retain any future earnings to finance our operations and future growth. In addition, the terms of our bank line of credit place restrictions on our ability to pay cash dividends on our common stock.
Issuer Purchases of Equity Securities. On November 26, 2008, our Board of Directors authorized a program to repurchase up to one million shares of our common stock. The repurchase program is funded using our existing cash, cash equivalents, marketable securities and future cash flows. Under the repurchase program, at management’s discretion, we may repurchase shares on the open market from time to time, in privately negotiated transactions or block transactions, or through an accelerated repurchase agreement. The timing of such repurchases depends on availability of shares, price, market conditions, alternative uses of capital, and applicable regulatory requirements. The program may be modified, suspended or terminated at any time without prior notice. The repurchase program has no expiration date. There were no other repurchase programs outstanding during the year ended December 31, 2013 and no repurchase programs expired during the period.
During the year ended December 31, 2011, we repurchased 457,667 shares of our common stock in open market transactions at a cost of $3.7 million. We did not repurchase any shares of our common stock in open market transactions during the years ended December 31, 2013 and 2012.
During the year ended December 31, 2013, 60,699 vested restricted shares were surrendered in satisfaction of tax withholding obligations at an average price of $13.63 per share.

STOCK PERFORMANCE GRAPH
The following graph compares the performance of our cumulative stockholder return with that of the NASDAQ Composite Index, a broad equity market index, and the NASDAQ Telecommunications Index, a published industry index. The cumulative stockholder returns for shares of our common stock and for the market indices are calculated assuming $100 was invested on December 31, 2008. We paid no cash dividends during the periods shown. The performance of the market indices is shown on a total return (dividends reinvested) basis. Measurement points are the last trading days of the years ended December 2008, 2009, 2010, 2011, 2012 and 2013.

	Value of investments as of December 31,
	2008	2009	2010	2011	2012	2013
KVH Industries, Inc.	$100	$285	$231	$150	$270	$252
NASDAQ Composite	100	144	168	165	191	265
NASDAQ Telecommunications	100	148	154	135	137	170

ITEM 6.	Selected Financial Data
We have derived the following selected financial data from our audited consolidated financial statements. You should read this data in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data.”

In September 2010, we acquired Virtek Communication for approximately $6.5 million. In May 2013, we acquired Headland Media Limited (now known as the KVH Media Group) for approximately $24.2 million. See note 1 to our consolidated financial statements for a summary of significant accounting policies and the effects on the year-to-year comparability of the selected financial data.

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Sales:
Product	$90,295	$90,677	$85,136	$92,059	$75,191
Service	71,993	46,435	27,400	20,184	13,869
Net sales	162,288	137,112	112,536	112,243	89,060
Costs and expenses:
Costs of product sales	51,518	51,775	46,598	51,348	46,552
Costs of service sales	45,058	30,363	20,970	16,086	10,198
Research and development	12,987	12,147	11,548	10,715	8,805
Sales, marketing and support	28,792	24,069	23,473	18,469	16,316
General and administrative	17,764	12,188	10,555	10,084	7,832
Total costs and expenses	156,119	130,542	113,144	106,702	89,703
Income (loss) from operations	6,169	6,570	(608)	5,541	(643)
Interest income	657	510	297	301	358
Interest expense	637	323	223	204	89
Other income (expense)	494	86	910	23	(20)
Income (loss) before income taxes	6,683	6,843	376	5,661	(394)
Income tax expense (benefit)	2,150	3,263	(484)	(2,612)	(261)
Net income (loss)	$4,533	$3,580	$860	$8,273	$(133)
Per share information:
Net income (loss) per common share, basic	0.30	0.24	0.06	0.57	(0.01)
Net income (loss) per common share, diluted	0.30	0.24	0.06	0.56	(0.01)
Number of shares used in per share calculation:
Basic	15,144	14,777	14,768	14,420	13,996
Diluted	15,341	15,019	15,072	14,850	13,996

	December 31,
	2013	2012	2011	2010	2009
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$55,744	$38,285	$30,570	$37,307	$41,304
Working capital	78,933	65,242	59,778	60,571	60,690
Total assets	183,849	137,568	128,556	115,198	97,746
Line of credit	30,000	7,000	9,000	—	—
Long-term debt, excluding current portion	7,094	3,414	3,553	3,684	3,807
Other long-term obligations	204	140	135	1,263	902
Total stockholders’ equity	116,467	105,704	96,668	96,303	81,600

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Our mobile communications products enable customers to receive voice and Internet services and live digital television via satellite services in marine vessels, recreational vehicles, buses and automobiles as well as live digital television on commercial airplanes while in motion. Our CommBox offers a range of tools designed to increase communication efficiency, reduce costs, and manage network operations. We sell our mobile communications products through an extensive international network of retailers, distributors and dealers. We also lease products directly to end users.
We offer precision fiber optic gyro (FOG)-based systems that enable platform and optical stabilization, navigation, pointing and guidance. Our guidance and stabilization products also include tactical navigation systems that provide uninterrupted access to navigation and pointing information in a variety of military vehicles, including tactical trucks and light armored vehicles. Our guidance and stabilization products are sold directly to U.S. and foreign governments and government contractors, as well as through an international network of authorized independent sales representatives. In addition, our guidance and stabilization products are used in numerous commercial products, such as navigation and positioning systems for various applications including precision mapping, dynamic surveying, autonomous vehicles, train location control and track geometry measurement systems, industrial robotics and optical stabilization.
Our mobile communications service sales include sales earned from satellite voice and Internet airtime services, engineering services provided under development contracts, sales from product repairs, and extended warranty sales. Our mobile communications services sales also include our distribution of commercially-licensed news, sports, music, movies and training video content to commercial and leisure customers in the maritime, hotel, and/or retail markets. We typically recognize revenue from media content sales ratably over the period of the service contract. We provide, for monthly fixed and usage fees, satellite connectivity services for broadband Internet, data and Voice over Internet Protocol (VoIP) service to our TracPhone V-series customers. We also earn monthly usage fees for third-party satellite connectivity for voice, data and Internet services to our Inmarsat and Iridium TracPhone customers who choose to activate their subscriptions with us. Our service sales have grown as a percentage of total revenue from 24% of our net sales in 2011 to 34% in 2012 to 44% in 2013.
Our guidance and stabilization service sales include engineering services provided under development contracts, product repairs and extended warranty sales.
We generate sales primarily from the sale of our mobile communications systems and services and our guidance and stabilization products and services. The following table provides, for the periods indicated, our sales by industry category:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Mobile communications	$108,151	$87,685	$70,202
Guidance and stabilization	54,137	49,427	42,334
Net sales	$162,288	$137,112	$112,536
Net sales to SANG accounted for approximately 12% of our net sales for the year ended December 31, 2013, driven by a TACNAV related order received in 2012 for which the majority of the deliverables were completed in 2013. Net sales to General Dynamics Land Systems—Canada (General Dynamics) accounted for approximately 11% of our net sales for the year ended December 31, 2011, and less than 10% of our net sales for each of the years ended December 31, 2013 and 2012, respectively. The decrease in net sales to General Dynamics from 2011 to 2012 was primarily driven by the timing of deliverables in fulfillment of a large TACNAV related order. The terms and conditions of sales to SANG and General Dynamics are consistent with our standard terms and conditions of product sales as discussed in note 1 of our consolidated financial statements. The SANG receivable balance was current as of December 31, 2013 and the outstanding receivable balance as of that date has been paid as of the date of this report. No other customer accounted for more than 10% of our net sales for each of the years ended December 31, 2013, 2012 and 2011, respectively.
We have historically derived a substantial portion of our revenue from sales to customers located outside the United States and Canada. The following table provides, for the periods indicated, sales to specified geographic regions:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Originating from the Americas locations
United States	$86,621	$71,489	$62,748
Canada	14,272	11,513	17,518
Europe	7,876	12,210	8,315
Other	28,610	22,202	7,143
Total Americas	137,379	117,414	95,724
Originating from European and Asian locations
United States	1,099	—	—
Canada	39	—	—
Europe	18,571	15,255	13,244
Other	5,200	4,443	3,568
Total Europe and Asia	24,909	19,698	16,812
Net sales	$162,288	$137,112	$112,536
See note 13 to our consolidated financial statements for more information on our geographic segments.
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

	Year ended December 31,
	2013	2012	2011
	(in thousands)
Research and development expense presented on the statement of operations	$12,987	$12,147	$11,548
Costs of customer-funded research and development included in costs of service sales	2,387	3,424	412
Total consolidated statements of operations expenditures on research and development activities	$15,374	$15,571	$11,960

Results of Operations
The following table provides, for the periods indicated, certain financial data expressed as a percentage of net sales:

	Year Ended December 31,
	2013	2012	2011
Sales:
Product	55.6%	66.1%	75.6%
Service	44.4	33.9	24.4
Net sales	100.0	100.0	100.0
Costs and expenses:
Costs of product sales	31.7	37.8	41.4
Costs of service sales	27.8	22.1	18.6
Research and development	8.0	8.9	10.2
Sales, marketing and support	17.7	17.6	20.9
General and administrative	11.0	8.9	9.4
Total costs and expenses	96.2	95.3	100.5
Income (loss) from operations	3.8	4.7	(0.5)
Interest income	0.4	0.3	0.3
Interest expense	0.4	0.2	0.2
Other income	0.3	0.1	0.8
Income before income taxes	4.1	4.9	0.4
Income tax expense (benefit)	1.3	2.4	(0.4)
Net income	2.8%	2.5%	0.8%
Years ended December 31, 2013 and 2012
Net Sales
Product sales decreased in 2013 by $0.4 million, or less than 1%, to $90.3 million from $90.7 million in 2012. The primary reason for the decrease in 2013 was a decrease in sales of our mobile communications products to $47.0 million, or 2%. The decrease was primarily due to a $1.2 million, or 25%, decrease in sales of our land mobile products. The decrease in our land mobile products was primarily a result of decreased sales to original equipment manufacturers in the recreational vehicle market. Sales of marine products in 2013 were consistent with 2012. Sales of our TracPhone V11 product, which was released in the fourth quarter of 2012, increased as did our TracPhone V7 sales in the Americas. Partially offsetting these increases in marine product sales was decreased sales of our TracPhone V7 product in Asia and Europe. We remain cautious about the prospects for our marine product sales, specifically in Europe and Asia, as a result of ongoing challenges in the global economy. However, we expect our mini-VSAT product sales will continue to grow year-over-year.
Mobile communications product sales originating from our European and Asian subsidiaries decreased $3.3 million, or 18%, in 2013 as compared to 2012. Mobile communications product sales originating from the Americas increased $2.1 million, or 7%, in 2013 as compared to 2012.
Offsetting the decrease in mobile communications product sales was an increase of $0.8 million, or 2%, in sales of guidance and stabilization products. Specifically, sales of our FOG products increased $1.1 million, or 5%, primarily due to increased demand for commercial applications. Partially offsetting the increase in FOG products was decreased sales from the U.S. Army’s Common Remotely Operated Weapon Stations (CROWS) III Program. Sales of our TACNAV defense products decreased $0.6 million, or 3%, primarily as a result of decreased product sales related to our SANG contract, the largest contract in our history. The SANG contract contributed $9.8 million and $11.4 million to our product sales in 2013 and 2012, respectively, and we completed delivery of products under the SANG contract in the second quarter of 2013.
We expect that our TACNAV product sales will decrease year-over-year, primarily due to the completion of the SANG product order discussed above. Although we expect that TACNAV sales will continue to grow over the long term, sales on a quarter-to-quarter or year-to-year basis could continue to be very uneven. We also expect that our FOG sales will modestly increase year-over-year, primarily due to increased demand for new commercial applications, which is anticipated to be partially offset by reduced FOG demand for the U.S. Army’s CROWS III program.
Service sales increased in 2013 by $25.6 million, or 55%, to $72.0 million from $46.4 million in 2012. The primary reason for the increase was a $12.2 million increase in airtime sales for our mini-VSAT Broadband service. Also contributing to the increase were $8.8 million in new media services sales arising from our acquisition of Headland Media Limited (now known as the KVH Media Group) in May 2013, and a $4.8 million increase in contracted engineering services driven by construction and program management services provided in connection with the SANG contract. We expect that our mini-VSAT services sales will continue to grow year-over-year primarily from increased TracPhone V11 and V7 activations, an overall increase in our mini-VSAT Broadband customer base, and from the introduction of new value-added services to our mini-VSAT Broadband customers such as IP-MobileCast, which is expected to begin generating service revenue in 2014. We also expect that our contracted engineering services will significantly decrease year-over-year driven by the anticipated completion of the SANG project management services in the first quarter of 2014.
Costs of Sales
Our costs of product sales consist primarily of materials, manufacturing overhead and direct labor used to produce our products. Costs of product sales in 2013 decreased by $0.3 million, or less than 1%, to $51.5 million from $51.8 million in 2012, consistent with the decrease in product sales discussed above.
Our costs of service sales consist primarily of satellite service capacity, depreciation and service network overhead expense associated with our mini-VSAT Broadband network infrastructure, direct network service labor, engineering and related direct costs associated with customer-funded research and development, media materials and distribution costs, service repair material, Inmarsat service costs, as well as product installation costs. Costs of service sales increased by $14.7 million, or 48%, to $45.1 million in 2013 from $30.4 million in 2012. The primary reason for the increase was a $6.2 million increase in airtime costs of service sales for our mini-VSAT Broadband service. Also contributing to the increase was a $5.8 million increase in engineering services costs of sales due primarily to the services provided in connection with the SANG contract discussed above, and a $2.5 million increase in costs of service sales from media services arising from our new KVH Media Group business.
Gross margin from product sales remained consistent at 43% in 2013 and 2012. We anticipate that the gross margin from product sales in 2014 will be consistent with 2013.
Gross margin from service sales increased to 37% in 2013 from 35% in 2012. The increase in our gross margin from service sales was primarily attributable to the service gross margin contributed from our new KVH Media Group business. Also contributing to the gross margin increase was an increase in gross margin for mini-VSAT Broadband service sales to 35% from 31% in the year-ago period. Partially offsetting the increase in gross margin for mini-VSAT broadband service was a significant decrease in gross margin for contracted engineering services as a result of the facility construction, installation and project management services in Saudi Arabia, as these services had a gross margin of approximately 10%.
We anticipate that the gross margin percentage for contracted engineering services will continue to remain at the fourth quarter 2013 level in the first quarter of 2014 before returning closer to historical levels for the remainder of the year, as a result of the anticipated completion of the lower gross margin installation and program management services portion of the SANG contract in the first quarter of 2014.

Although we expect that mini-VSAT Broadband service revenue will continue to increase year-over-year, we do not anticipate the same year-over-year increase in gross margin percentage achieved in 2013. We anticipate that the favorable impact to our mini-VSAT Broadband service margin that we expect to achieve from increased TracPhone V11 and V7 activations, as well as an overall increase in our mini-VSAT Broadband customer base will be partially offset by the additional service costs of introducing new value-added services to our mini-VSAT Broadband customers such as IP-MobileCast in 2014.
Operating Expenses
Sales, marketing and support expense consists primarily of salaries and related expenses for sales and marketing personnel, commissions for both in-house and third-party representatives, other sales and marketing support costs such as advertising, literature and promotional materials, product service personnel and support costs, warranty-related costs and bad debt expense. Sales, marketing and support expense also includes the entire operating expenses of our subsidiaries in Denmark, Singapore, Brazil and Japan. Sales, marketing and support expense in 2013 increased by $4.7 million, or 20%, to $28.8 million from $24.1 million in 2012. The primary reasons for the increase in 2013 were a $2.7 million increase in sales, marketing and support expense related to our new KVH Media Group business, and our Danish and Japanese subsidiaries, and a $1.0 million increase in warranty expense predominantly associated with our mini-VSAT products.
Also contributing to the increase was a $0.8 million increase in U.S.-based compensation for sales, marketing and support, a $0.5 million increase in bad debt expense mainly related to airtime sales for our mini-VSAT Broadband service , a $0.3 million increase in variable sales expense primarily as a result of the sales relating to the SANG contract and related facility construction, and a $0.2 million increase in demonstration equipment expense. Partially offsetting these increases was a $0.5 million insurance recovery related to misappropriated funds identified at our Danish subsidiary, and a $0.2 million decrease in sales, marketing and support expense related to our Norwegian subsidiary. As a percentage of net sales, sales, marketing and support expense was 18% in 2013, which was consistent with 2012.
We expect that our sales, marketing and support expenses will continue to increase year-over-year, driven by the additional expenses for our new KVH Media Group business and the introduction of new value-added services to our mini-VSAT Broadband customers such as IP-MobileCast.
Research and development expense consists of direct labor, materials, external consultants and related overhead costs that support our internally funded product development and product sustaining engineering activities. Research and development costs are generally expensed as incurred. Research and development expense in 2013 increased by $0.9 million, or 7%, to $13.0 million from $12.1 million in 2012. The primary reason for the increase in 2013 expense was a $0.6 million increase in U.S.-based compensation for research and development personnel driven by the development of our new IP-MobileCast content delivery service. As a percentage of net sales, research and development expense decreased to 8% in 2013 from 9% in 2012.
We expect research and development expense will continue to increase year-over-year due to the continued development efforts associated with the introduction of new value-added services to our mini-VSAT Broadband customers such as IP-MobileCast, as well as new FOG products.
General and administrative expense consists of costs attributable to management, finance and accounting, information technology, human resources, certain outside professional services and other administrative costs. General and administrative expense in 2013 increased by $5.6 million, or 46%, to $17.8 million from $12.2 million in 2012. The primary reason for the increase in 2013 was a $3.9 million increase in general and administrative expense relating to our new KVH Media Group business, and $0.9 million in transaction expenses related to that acquisition. Also contributing to the increase was a $0.5 million increase in U.S.-based employee compensation, and a $0.2 million increase in legal expense. As a percentage of net sales, general and administrative expense increased to 11% in 2013 from 9% in 2012.
We expect general and administrative expense to increase year-over-year, driven primarily by additional expenses for our new KVH Media Group business.
Income Tax Expense
Income tax expense decreased by $1.1 million to $2.2 million in 2013 from $3.3 million in 2012. The decrease in income tax expense is primarily due an income tax benefit from the American Taxpayer Relief Act of 2012, which extended the research and development tax credit for two years to December 31, 2013. As a result of the retroactive extension, a discrete income tax benefit of $0.4 million was recognized in 2013 for qualifying research and development amounts incurred in 2012, and an income tax benefit of $0.4 million was recognized for qualifying research and development amounts incurred in 2013. In 2012, we also recognized a discrete income tax expense of $0.2 million associated with tax shortfalls for non-qualified stock options expirations and shortfalls associated with restricted stock awards vesting. We estimate our effective tax rate for 2014 to be approximately 40%, subject to the effect of unforeseen discrete tax events such as stock option exercise activity and changes in forecasted expectations for pre-tax income.
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
Costs of Sales
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
Operating Expenses
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
Income Tax Expense (Benefit)
Income tax expense increased by $3.7 million to $3.3 million as compared to an income tax benefit of $0.5 million in 2011. The increase in income tax expense is primarily due to a $6.5 million increase in pre-tax income. Also, in 2011 we completed the construction of our new Rhode Island production facility, and as a result we had fewer Rhode Island state investment tax credits in 2012. Further, Congress did not pass the 2012 federal research and development tax credit until January 2013, which reduced our federal research and development tax credits for 2012. Instead, these credits were treated as a discrete tax event that was accounted for in the first quarter of 2013. Partially offsetting this tax expense was a reduction in income tax expense associated with windfalls for non-qualified stock option exercises and restricted stock award vesting.
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
We have accounted for our $35.6 million contract received in June 2012 from SANG to purchase TACNAV defense products and services as a multiple-element arrangement. The total contract value associated with TACNAV defense products is $21.2 million, for which the final shipments were completed in the second quarter of 2013. The total contract value associated with all services is $14.4 million, which are estimated to continue into the first quarter of 2014. The contract value for the services portion of the SANG TACNAV order remaining to be performed as of December 31, 2013 is approximately $1.3 million. The revenue for these services is recognized using the percentage of completion accounting method. Total revenue recognized on the SANG contract in 2013 was approximately $19.6 million.
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
Satellite connectivity and media content sales. Directly sold and re-sold satellite connectivity service for voice, data and Internet is recognized monthly based upon minutes or megabytes of traffic processed or contracted fixed fee schedules. Typically, all subscribers enter into a contracted one-year minimum service agreement. We record all satellite connectivity service sales to subscribers as gross sales, as we are the primary obligor in the contracted service arrangement. All associated regulatory service fees and costs are recorded net in our consolidated financial statements. Media content sales include our distribution of premium licensed news, sports, movies and music content for commercial and leisure customers in the maritime, hotel, and retail markets as well as training videos to the merchant marine market that are typically based on a contracted fixed fee schedule. We typically recognize revenue from media content sales ratably over the period of the service contract. The accounting estimates related to the recognition of satellite connectivity and media content service sales in our results of operations require us to make assumptions about future billing adjustments for disputes with subscribers as well as unauthorized usage.
Accounts Receivable Allowance
Our estimate of allowance for doubtful accounts related to trade receivables is primarily based on specific and historical criteria. We evaluate specific accounts where we have information that the customer may have an inability to meet its financial obligations. We make judgments, based on facts and circumstances, regarding the need to record a specific reserve for that customer against amounts owed to reduce the receivable to the amount that we expect to collect. We also provide for a reserve based on an aging analysis of our accounts receivable. We evaluate these reserves on a monthly basis and adjust them as we receive additional information that impacts the amount reserved. If circumstances change, we could change our estimates of the recoverability of amounts owed to us by a material amount. For example, our bad debt expense increased $0.5 million in 2013 from 2012, driven by bad debt expense associated with airtime sales for our mini-VSAT Broadband service.
We wrote off approximately $0.5 million, $0.2 million and $0.2 million of our accounts receivable in 2013, 2012 and 2011, respectively. These write-offs were driven largely by the financial deterioration of several airtime and lease customers as well as several mobile communications product distributors. The current economic downturn could continue to adversely impact the financial condition of our customers, which could result in additional write-offs and increases in our allowance for doubtful accounts and have a negative impact on our results of operations.
Inventories
Inventory is valued at the lower of cost or market. We generally must order components for our products and build inventory in advance of product shipments. We regularly review current quantities on hand, actual and projected sales volumes and anticipated selling prices on products and write down, as appropriate, slow-moving and/or obsolete inventory to its net realizable value. In 2013, 2012 and 2011, we wrote off approximately $0.1 million, $0.2 million and $0.2 million, respectively, of fully reserved inventory. However, if we overestimate projected sales or anticipated selling prices, our inventory might be overstocked or overvalued, and we would have to reduce our inventory valuation accordingly.

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
Management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against our deferred tax assets. The valuation allowance is based on our estimates of future taxable income and the period over which we expect the deferred tax assets to be recovered. Our assessment of future taxable income is based on historical experience and current and anticipated market and economic conditions and trends. In the event that actual results differ from these estimates or we adjust our estimates in the future, we may need to adjust our valuation allowance, which could materially impact our consolidated financial position and results of operations. At December 31, 2013, we had valuation allowances of $2.7 million to offset gross deferred tax assets of $10.8 million.
Warranty Provision
We typically offer a one to two year warranty for all of our base products. We provide for the estimated cost of product warranties at the time product revenue is recognized. Factors that affect our warranty reserves include the number of units sold, historical and anticipated rates of warranty repairs and the cost per repair. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers, our estimated warranty obligation is affected by ongoing product failure rates, specific product class failures outside our baseline experience, material usage and service delivery costs incurred in correcting a product failure. If actual product failure rates, material usage or service delivery costs differ from our estimates, revisions to the estimated warranty liability would be required. For example, our warranty expense increased $1.0 million in 2013 from 2012, driven primarily by warranty expense associated with our mini-VSAT products.
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
Goodwill and Intangible Assets
Goodwill is tested at least annually for impairment. If an event occurs or circumstances change that indicate that the carrying value may not be recoverable, the Company will perform an interim test at that time. The impairment test begins by allocating goodwill to its reporting unit. Goodwill is then tested using a two step process that begins with an estimation of the fair value of the reporting unit using an income approach, which looks to the present value of expected future cash flows. The impairment test is performed through the application of a two-step process. The first step is a screen for potential impairment by comparing the carrying value of the Company’s reporting units to their estimated fair values as of the test date. The estimated cash flows are calculated using an income approach. If fair value is less than carrying value, a second step is performed to quantify the amount of the impairment, if any.

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
Considerable judgment is required to estimate discounted future operating cash flows. Judgment is also required in determining whether an event has occurred that may impair the value of goodwill or identifiable intangible or other long-lived assets. Factors that could indicate an impairment may exist include significant underperformance relative to plan or long-term projections, changes in business strategy, significant negative industry or economic trends, a significant change in circumstances relative to a large customer, a significant decline in our stock price for a sustained period and a decline in our market capitalization to below net book value. We must make assumptions about future cash flows, future operating plans, discount rates and other factors in our models and valuation reports. To the extent these future projections and estimates change, the estimated amounts of impairment could differ from current estimates. Our annual testing for impairment of goodwill is completed as of August 31 of each year. As of August 31, 2013, the Company performed its annual impairment test for goodwill at the reporting unit level and, after conducting the first step, determined that it was not necessary to conduct the second step as it concluded that the fair value of its reporting units substantially exceeded their carrying value. Accordingly, the Company determined no adjustment to goodwill was necessary. There were no indicators of potential goodwill, intangible asset, or other long-lived asset impairment noted as of December 31, 2013. As of December 31, 2013, the Company has goodwill of $18.3 million and intangible assets of $15.0 million, which are associated with the purchase of Virtek Communication in September 2010 and Headland Media Limited (now known as the KVH Media Group) in May 2013.
Contingencies
We are subject to ongoing business risks arising in the ordinary course of business. An estimated loss contingency is accrued when it is probable that a liability has been incurred or an asset has been impaired and the amount of loss can be reasonably estimated. We regularly evaluate current information available to determine whether such amounts should be adjusted and record changes in estimates in the period they become known. We reserve for legal contingencies and legal fees when the amounts are probable and reasonably estimable. At December 31, 2013, we have not recorded any material loss contingencies.
Liquidity and Capital Resources
We have historically funded our operations primarily from cash flows from operations, net proceeds from public and private equity offerings, bank financings and proceeds received from exercises of stock options. As of December 31, 2013, we had $55.7 million in cash, cash equivalents and marketable securities, of which $4.3 million in cash equivalents were held in a local currency by our foreign subsidiaries. There were no marketable securities held by our foreign subsidiaries as of December 31, 2013. As of December 31, 2013, we had $78.9 million in working capital.

Operating Activities
Net cash provided by operations for 2013 was $16.3 million as compared to net cash provided by operations of $15.1 million for 2012. The $1.2 million increase is primarily due to an increase in cash inflows attributable to accounts receivable of $3.5 million, a $1.3 million decrease in prepaid and other assets, a $1.0 million increase in net income, a $0.7 million increase in cash inflows related to deferred revenue. Partially offsetting the increase in cash inflows are a $4.4 million increase in cash outflows as a result of increased inventory levels, and a $0.3 million increase in cash outflows related to accrued expenses and accounts payable.
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

Investing Activities
Net cash used in investing activities for 2013 was $44.7 million as compared to net cash used in investing activities of $12.3 million for 2012. The $32.4 million increase in cash outflows is primarily due to the net cash paid for the acquisition of Headland Media Limited (now known as the KVH Media Group) of $22.9 million, and a $11.3 million increase in our net investment in marketable securities. Partially offsetting the increase in cash outflows is a decrease in capital expenditures of approximately $1.8 million.
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
Financing Activities
Net cash provided by financing activities for 2013 was $29.3 million as compared to net cash used in financing activities of $0.9 million for 2012. The $30.2 million increase in cash provided by financing activities is primarily due to $23.0 million in borrowings from our line of credit used to finance the majority of the acquisition cost of Headland Media Limited (now known as the KVH Media Group) in May 2013, and $5.8 million in borrowings on long-term debt associated with the equipment security notes that we entered into in January and December 2013. Also contributing to the increase was a $2.0 million reduction in payments on our line of credit and a $0.8 million increase in proceeds from exercises of stock options and purchases under our employee stock purchase plan. Partially offsetting this increase was a $1.0 million increase in repayments of long-term debt, as well as a $0.5 million increase in payments related to employee restricted stock withholdings.
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
Borrowing Arrangements
On April 6, 2009, we entered into a mortgage loan in the amount of $4.0 million related to our headquarters facility in Middletown, Rhode Island. The loan term is 10 years, with a principal amortization of 20 years, and the interest rate will be a rate per year adjusted periodically based on a defined interest period equal to the BBA LIBOR Rate plus 2.25 percentage points. On June 9, 2011, we entered into an amendment to the mortgage loan, providing for an adjustment of the interest rate from the BBA LIBOR Rate plus 2.25 percentage points to the BBA LIBOR Rate plus 2.00 points. Land, building and improvements with an approximate carrying value of approximately $5.0 million as of December 31, 2013 secure the mortgage loan. The monthly mortgage payment is approximately $11,000, plus interest and increases in increments of $1,000 each year throughout the life of the mortgage. Due to the difference in the term of the loan and amortization of the principal, a balloon payment of $2.6 million is due on April 1, 2019. The loan contains one financial covenant, a Fixed Charge Coverage Ratio, which applies in the event that our consolidated cash, cash equivalents and marketable securities balance falls below $25.0 million at any time. As our consolidated cash, cash equivalents and marketable securities balance was above $25.0 million throughout 2013, the Fixed Charge Coverage Ratio did not apply. Under the mortgage loan we may prepay our outstanding loan balance subject to certain early termination charges as defined in the mortgage loan agreement. If we were to default on our mortgage loan, the land, building and improvements would be used as collateral. As discussed in note 16 to the consolidated financial statements, effective April 1, 2010, in order to reduce the volatility of cash outflows that arise from changes in interest rates, we entered into two interest rate swap agreements that are intended to hedge our mortgage interest obligations by fixing the interest rates specified in the mortgage loan to 5.9% for half of the principal amount outstanding and 6.1% for the remaining half of the principal amount outstanding as of April 1, 2010 until the mortgage loan expires on April 16, 2019.
On May 9, 2013, we amended our revolving loan agreement with a bank to increase our line of credit from $15.0 million to $30.0 million. The revolving loan, as amended, no longer permits us to convert revolving loans into term loans. We pay interest on any outstanding amounts at a rate equal to the BBA LIBOR Daily Floating Rate plus 1.25%. The line of credit contains two financial covenants, a Liquidity Covenant, which requires us to maintain at least $20.0 million in unencumbered liquid assets, as defined in the loan agreement, and a Fixed Charge Coverage Ratio. As of December 31, 2013, we were not in default of either covenant. We may terminate the loan agreement prior to its full term without penalty, provided we give 30 days' advance written notice to the bank. Effective December 31, 2013, we further amended our revolving loan agreement with the bank to extend the maturity date from December 31, 2014 to December 31, 2015.
On May 11, 2013, we acquired Headland Media Limited (now known as the KVH Media Group) for an aggregate purchase price of approximately £15.5 million ($24.0 million at the exchange rate of £1.00: $1.5517 on May 11, 2013). The purchase price was subject to a potential post-closing adjustment based on the value of the net assets delivered at the closing. In July 2013, the Company paid approximately $0.2 million related to the post-closing purchase price adjustments.
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
As of December 31, 2013, we had $30.0 million outstanding under the revolving loan agreement, all of which we must repay on or before December 31, 2015. The monthly interest payments are presently approximately $36,000, subject to adjustment in accordance with the terms of the loan agreement.
Other Matters
It is our intent to continue to invest in the mini-VSAT Broadband network on a global basis in cooperation with ViaSat under the terms of a 10-year agreement announced in July 2008. As part of the future potential capacity expansion, we would plan to seek to acquire additional satellite capacity from satellite operators, expend funds to seek regulatory approvals and permits, develop product enhancements in anticipation of the expansion, and hire additional personnel. In addition, in December 2011, we entered into a five-year agreement to lease C-band satellite capacity from a satellite operator, effective February 1, 2012, and in 2012 we also purchased three satellite hubs to support this C-band service. The total cost of the five-year satellite capacity agreement, the satellite hubs, and teleport services is approximately $12.2 million, of which approximately $2.7 million related to the total cost of the three hubs. On January 30, 2013, we borrowed $4.7 million from a bank and pledged as collateral six satellite hubs and related equipment, including the three hubs purchased in 2012. The term of the equipment loan is five years, and the loan bears interest at a fixed rate of 2.76% per annum. The monthly payment is approximately $83,000, including interest expense. On December 30, 2013, we borrowed $1.2 million from a bank and pledged as collateral one satellite hub and related equipment. The term of the equipment loan is five years, and the loan bears interest at a fixed rate of 3.08% per annum. The monthly payment is approximately $21,000, including interest expense.
On November 26, 2008, our Board of Directors authorized a program to repurchase up to one million shares of our common stock. The share repurchase program is funded using our existing cash, cash equivalents, marketable securities and future cash flows. As of December 31, 2013, 341,009 shares of our common stock remain available for repurchase under the program. We did not purchase any shares of our common stock in 2013.
We believe that the $55.7 million we hold in cash, cash equivalents and marketable securities, together with our other existing working capital and cash flows from operations, will be adequate to meet planned operating and capital requirements through at least the next twelve months. However, as the need or opportunity arises, we may seek to raise additional capital through public or private sales of securities or through additional debt financing. There are no assurances that we will be able to obtain any additional funding or that such funding will be available on terms acceptable to us.
Contractual Obligations and Other Commercial Commitments
As of December 31, 2013, our contractual commitments consisted of satellite service capacity, near-term purchase commitments, line of credit borrowings, a mortgage note payable, equipment notes payable, and equipment and facility leases. Our purchase commitments include unconditional purchase orders for inventory, manufacturing materials and fixed assets extending out over various periods throughout 2014. We are also obligated under satellite service capacity leases and multi-year facility leases that terminate at various times between 2014 and 2018.

The following table summarizes our obligations under these commitments, excluding interest, at December 31, 2013:

	Payment Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Satellite service capacity and equipment lease obligations	$23,162	$10,685	$9,364	$3,113	$—
Inventory and fixed asset purchase commitments	16,094	16,094	—	—	—
Line of credit borrowings	30,000	—	30,000	—	—
Mortgage note payable	3,414	146	317	354	2,597
Equipment note payable	4,952	1,126	2,351	1,475	—
Facility lease obligations	1,252	241	359	311	341
Total	$78,874	$28,292	$42,391	$5,253	$2,938
We did not have any off-balance sheet commitments, guarantees or standby repurchase obligations as of December 31, 2013.
Recently Issued Accounting Pronouncements
See note 1 of our accompanying audited consolidated financial statements for a description of recently issued accounting pronouncements including the dates of adoption and effects on our results of operations, financial position and disclosures.

ITEM 7A.	Quantitative and Qualitative Disclosure About Market Risk
Our primary market risk exposures are interest rate risk and foreign currency exchange rate risk.
We are exposed to changes in interest rates because we finance certain operations through fixed and variable rate debt instruments.
We have $30.0 million in borrowings outstanding under our variable-rate credit facility at December 31, 2013, at an interest rate equal to the BBA LIBOR Daily Floating Rate plus 1.25%.
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
We are exposed to currency exchange rate fluctuations related to our subsidiary operations in Denmark, the United Kingdom, Norway, Brazil, Singapore, Belgium, the Netherlands, Cyprus, and Japan. Certain transactions in these locations are made in the local currency, yet are reported in the U.S. dollar, the functional currency. For foreign currency exposures existing at December 31, 2013, a 10% unfavorable movement in the foreign exchange rates for our subsidiary locations would not expose us to material losses in earnings or cash flows.
From time to time, we purchase foreign currency forward contracts generally having durations of no more than five months. These forward contracts are intended to offset the impact of exchange rate fluctuations on cash flows of our foreign subsidiaries. Foreign exchange contracts are accounted for as cash flow hedges and are recorded on the balance sheet at fair value until executed. Changes in the fair value are recognized in earnings. We did not enter into any such contracts during 2012 or 2013. However, we did inherit cash flow hedges from our acquisition of Headland Media Limited (now known as the KVH Media Group) in May 2013. We do not currently anticipate that we will enter into similar agreements once the existing agreements expire by the end of 2014.
The primary objective of our investment activities is to preserve principal and maintain liquidity, while at the same time maximize income. We have not entered into any instruments for trading purposes. Some of the securities that we invest in may have market risk. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities that can include government agency bonds, money market mutual funds, corporate notes, and certificates of deposit. As of December 31, 2013, a hypothetical 100 basis-point increase in interest rates would result in an immaterial decrease in the fair value of our investments that have maturities of greater than one year. Due to the conservative nature of our investments and the relatively short duration of their maturities, we believe interest rate risk is substantially mitigated. As of December 31, 2013, 67% of the $46.4 million classified as available-for-sale marketable securities will mature or reset within one year. Accordingly, long-term interest rate risk is not considered material. We did not invest in any financial instruments denominated in foreign currencies as of December 31, 2013.

ITEM 8.	Financial Statements and Supplementary Data
Our consolidated financial statements and supplementary data, together with the report of KPMG LLP, our independent registered public accounting firm, are included in Part IV of this annual report.

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
Under the supervision and with the participation of our CEO and CFO, our management has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2013, the end of the period covered by this annual report. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2013.
Background
In March 2013, our management identified that the most senior member of our accounting staff at our Danish subsidiary had engaged in a fraudulent scheme to misappropriate assets from us over a period of at least three years. The scheme included fraudulent wire transfers to a personal bank account, fraudulent documentation, forged signatures and use of a corporate credit card for personal expenses. For the three years ended December 31, 2013, the aggregate amount of misappropriated funds in any year ranged from approximately $118,000 to $250,000. We recovered these losses in 2013 through our insurance policies.
In March 2013, management's assessment of our internal control over financial reporting identified the following control deficiencies at our Danish subsidiary as of December 31, 2012:

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
Management concluded that these control deficiencies constituted a material weakness in our internal control over financial reporting as of December 31, 2012, which meant that there was a reasonable possibility that a material misstatement of our annual or interim financial statements would not be prevented or detected in a timely manner.
Following the identification of the material weakness, management implemented a remediation plan that included the following steps:

•	termination of the employment of the individual involved and reassignment of his duties to a controller for our Danish subsidiary;

•	implementation of a new corporate-level control to review manual journal entries of foreign subsidiaries;

•
implementation of new controls regarding the physical safekeeping of banking security devices and personal identification numbers, which are designed to prevent one person from gaining access to two devices and personal identification numbers required to execute wire transfers;

•	reviewing the design and operation of our process level and transaction level controls at our foreign subsidiaries in relation to cash management and manual journal entry review and approvals; and

•	conducting training sessions at our Danish subsidiary to reinforce control consciousness.

These steps were completed and successfully tested as of December 31, 2013. On that basis, management concluded that the control deficiencies had been remediated as of December 31, 2013.

Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is the process designed by and under the supervision of our CEO and CFO to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external reporting in accordance with accounting principles generally accepted in the United States of America. Management has evaluated the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control – Integrated Framework (1992), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
Under the supervision and with the participation of our CEO and CFO, our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2013 and concluded that it is effective.
Management excluded from its assessment of internal control over financial reporting Headland Media Limited and its subsidiaries (now known as the KVH Media Group) which were acquired in May 2013. The aggregated total assets and revenues of the KVH Media Group represent 19% (including approximately 15% of total assets related to goodwill and intangible assets that were included within the scope of its assessment) and 5%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2013.
Our independent registered public accounting firm, KPMG LLP, has issued a report on the effectiveness of our internal control over financial reporting as of December 31, 2013, and that report is included in Part IV of this annual report.
Evaluation of Changes in Internal Control over Financial Reporting
Under the supervision and with the participation of our CEO and CFO, our management has evaluated changes in our internal control over financial reporting that occurred during the fourth quarter of 2013. Based on that evaluation, other than the remediation of the material weakness discussed above, our CEO and CFO did not identify any other changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
We have audited KVH Industries, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). KVH Industries, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, KVH Industries, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
KVH Industries, Inc. acquired Headland Media Limited and its subsidiaries (now known as the KVH Media Group) on May 11, 2013, and management excluded from its assessment of the effectiveness of KVH Industries, Inc.’s internal control over financial reporting as of December 31, 2013, the KVH Media Group’s internal control over financial reporting. The aggregated total assets and total revenues of the KVH Media Group represent 19% (including approximately 15% of total assets related to goodwill and intangible assets that were included within the scope of its assessment) and 5%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2013. Our audit of internal control over financial reporting of KVH Industries, Inc. also excluded an evaluation of the internal control over financial reporting of KVH Media Group.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of KVH Industries, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013, and our report dated March 17, 2014 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Providence, Rhode Island
March 17, 2014

ITEM 9B.	Other Information
None.

PART III
We have omitted the information required in Part III of this annual report because we intend to include that information in our definitive proxy statement for our 2014 annual meeting of stockholders, which we expect to file before 120 days after the end of fiscal 2013. We incorporate the information required in Part III of this annual report by reference to our 2014 proxy statement.

ITEM 10.	Directors, Executive Officers and Corporate Governance
Except as set forth below, the information required by this item is incorporated by reference to our 2014 proxy statement.
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

ITEM 11.	Executive Compensation
The information required by this item is incorporated by reference to our 2014 proxy statement.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to our 2014 proxy statement.

ITEM 13.	Certain Relationships and Related Transactions and Director Independence
The information required by this item is incorporated by reference to our 2014 proxy statement.

ITEM 14.	Principal Accountant Fees and Services
The information required by this item is incorporated by reference to our 2014 proxy statement.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

Exhibit No.	Description	Filed with this Form 10-K	Incorporated by Reference
			Form	Filing Date	Exhibit No.
2.1	Share Purchase Agreement, dated as of May 11, 2013 by and among KVH Industries, Inc., Oakley Capital Private Equity L.P. and the other parties thereto		8-K	May 14, 2013	2.1
3.1	Amended and Restated Certificate of Incorporation, as amended		10-Q	August 6, 2010	3.1
3.2	Amended, Restated and Corrected Bylaws of KVH Industries, Inc.		8-K	July 31, 2007	3
4.1	Specimen certificate for the common stock		S-1/A	March 22, 1996	4.1
*10.1	Amended and Restated 1996 Incentive and Nonqualified Stock Option Plan		8-K	July 31, 2007	10.3
*10.2	Amended and Restated 1996 Employee Stock Purchase Plan		8-K	June 2, 2010	10.2
*10.3	Second Amended and Restated 2003 Incentive and Nonqualified Stock Option Plan		10-Q	May 6, 2009	10.21
*10.4	Third Amended and Restated 2006 Stock Incentive Plan		8-K	June 2, 2010	10.1
*10.5	Form of Nonqualified Stock Option agreement granted under the Second Amended and Restated 2003 Incentive and Nonqualified Stock Option Plan		10-K	March 15, 2005	10.14
*10.6	Form of Incentive Stock Option agreement granted under the Second Amended and Restated 2003 Incentive and Nonqualified Stock Option Plan		10-K	March 15, 2005	10.15
*10.7	Form of Incentive Stock Option agreement granted under the Third Amended and Restated 2006 Stock Incentive Plan		8-K	August 28, 2006	10.1
*10.8	Form of Non-Statutory Stock Option agreement granted under the Third Amended and Restated 2006 Stock Incentive Plan		8-K	August 28, 2006	10.2
*10.9	Form of Restricted Stock Agreement granted under the Third Amended and Restated 2006 Stock Incentive Plan		8-K	August 16, 2007	10.1
*10.10	Policy Regarding Automatic Grants to Non-Employee Directors		10-Q	May 6, 2009	10.23
10.11	Amended and Restated Credit and Security Agreement dated July 17, 2003 with Fleet Capital Corporation		8-K	July 18, 2003	99.1
10.12	Assignment and Assumption and Amendment and Note Modification Agreement, dated July 17, 2006 by and among KVH Industries, Inc., Banc of America Leasing & Capital, LLC (successor-by-merger to Fleet Capital Corporation) (“assignor”), and Bank of America, N.A. (successor-by-merger to Fleet National Bank) (“assignee”)		8-K	July 20, 2006	10.1
10.13	Second Amendment and Note Modification Agreement, dated December 28, 2006 by and among KVH Industries, Inc., and Bank of America, N.A.		8-K	January 3, 2007	10.1
10.14	Third Amendment and Note Modification Agreement, dated August 20, 2007 by and among KVH Industries, Inc., and Bank of America, N.A.		10-K	March 8, 2010
10.15	Fourth Amendment and Note Modification Agreement, dated December 31, 2008 by and among KVH Industries, Inc., and Bank of America, N.A.		8-K	January 2, 2009	10.1
10.16	Fifth Amendment and Note Modification Agreement, dated June 9, 2011 by and between KVH Industries, Inc. and Bank of America, N.A.		8-K	June 14, 2011	10.1

Exhibit No.	Description	Filed with this Form 10-K	Incorporated by Reference
			Form	Filing Date	Exhibit No.
10.17	Sixth Amendment, dated March 1, 2012 by and between KVH Industries, Inc. and Bank of America, N.A.		8-K	March 6, 2012	10.1
10.18	Seventh Amendment, dated September 17, 2012 by and between KVH Industries, Inc. and Bank of America, N.A.		8-K	September 19, 2012	10.1
10.19	Eighth Amendment to the Credit Agreement, dated as of May 9, 2013, by and between KVH Industries, Inc. and Bank of America, N.A.		8-K	May 14, 2013	—
10.20	Amended and Restated Revolving Credit Note, dated as of May 9, 2013, by and between KVH Industries, Inc. and Bank of America, N.A.		8-K	May 14, 2013	—
10.21	Ninth Amendment and Note Modification Agreement, dated as of December 31, 2013, by and between KVH Industries, Inc. and Bank of America, N.A.		8-K	January 13, 2014	—
10.22	Loan Agreement dated April 6, 2009 by and among KVH Industries, Inc., and Bank of America, N.A.		8-K	April 8, 2009	10.1
10.23	Second Amendment, dated June 9, 2011 by and between KVH Industries, Inc. and Bank of America, N.A., amending the Loan Agreement, dated April 6, 2009, as amended		8-K	June 14, 2011	10.2
10.24	Master Loan and Security Agreement, dated as of January 30, 2013 by and between KVH Industries, Inc. and Banc of America Leasing & Capital, LLC		8-K	February 5, 2013	10.1
10.25	Equipment Security Note, dated as of January 30, 2013 by and between KVH Industries, Inc. and Banc of America Leasing & Capital, LLC		8-K	February 5, 2013	10.2
21.1	List of Subsidiaries	X
23.1	Consent of KPMG LLP	X
31.1	Rule 13a-14(a)/15d-14(a) certification of principal executive officer	X
31.2	Rule 13a-14(a)/15d-14(a) certification of principal financial officer	X
32.1	Rule 1350 certification	X
**101.1
Interactive Data File regarding (a) our Consolidated Balance Sheets as of December 31, 2013 and 2012, (b) our Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011, (c) our Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012 and 2011, (d) our Consolidated Statements of Stockholders' Equity for the years ended December 31, 2013, 2012 and 2011, (e) our Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011 and (e) the Notes to such Consolidated Financial Statements
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

KVH Industries, Inc.

Date: March 17, 2014	By:	/S/ MARTIN A. KITS VAN HEYNINGEN
Martin A. Kits van Heyningen President, Chief Executive Officer and Chairman of the Board
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Name	Title	Date

/S/ MARTIN A. KITS VAN HEYNINGEN	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 17, 2014
Martin A. Kits van Heyningen

/S/ PETER RENDALL	Chief Financial Officer (Principal Financial and Accounting Officer)	March 17, 2014
Peter Rendall

/S/ ROBERT W.B. KITS VAN HEYNINGEN	Director	March 17, 2014
Robert W.B. Kits van Heyningen

/S/ MARK S. AIN	Director	March 17, 2014
Mark S. Ain

/S/ STANLEY K. HONEY	Director	March 17, 2014
Stanley K. Honey

/S/ BRUCE J. RYAN	Director	March 17, 2014
Bruce J. Ryan

/S/ CHARLES R. TRIMBLE	Director	March 17, 2014
Charles R. Trimble

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
KVH Industries, Inc.:
We have audited the accompanying consolidated balance sheets of KVH Industries, Inc. and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 17, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
Providence, Rhode Island
March 17, 2014

KVH INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$9,358	$8,978
Marketable securities	46,386	29,307
Accounts receivable, net of allowance for doubtful accounts of $1,705 as of December 31, 2013 and $929 as of December 31, 2012	27,549	27,654
Inventories	18,255	16,203
Prepaid expenses and other assets	3,784	3,264
Deferred income taxes	3,060	1,146
Total current assets	108,392	86,552
Property and equipment, less accumulated depreciation of $36,456 as of December 31, 2013 and $31,657 as of December 31, 2012	37,142	36,733
Intangible assets, less accumulated amortization of $2,005 as of December 31, 2013 and $826 as of December 31, 2012	14,987	1,684
Goodwill	18,281	4,712
Other non-current assets	5,047	4,363
Deferred income taxes	—	3,524
Total assets	$183,849	$137,568
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,876	$7,086
Accrued compensation and employee-related expenses	5,859	6,785
Accrued other	7,325	4,595
Accrued product warranty costs	1,269	814
Deferred revenue	4,858	1,892
Current portion of long-term debt	1,272	138
Total current liabilities	29,459	21,310
Deferred income taxes	625	—
Other long-term liabilities	204	140
Line of credit	30,000	7,000
Long-term debt, excluding current portion	7,094	3,414
Total liabilities	67,382	31,864
Commitments and contingencies (notes 1, 5, 6 and 17)
Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 1,000,000 shares; none issued	—	—
Common stock, $0.01 par value. Authorized 30,000,000 shares, 16,936,128 and 16,563,836 shares issued; 15,277,137 and 14,904,845 shares outstanding at December 31, 2013 and December 31, 2012, respectively	169	166
Additional paid-in capital	117,147	111,514
Accumulated earnings	11,840	7,307
Accumulated other comprehensive income (loss)	461	(133)
	129,617	118,854
Less: treasury stock at cost, common stock, 1,658,991 shares as of December 31, 2013 and December 31, 2012, respectively	(13,150)	(13,150)
Total stockholders’ equity	116,467	105,704
Total liabilities and stockholders’ equity	$183,849	$137,568

See accompanying Notes to Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2013	2012	2011
Sales:
Product	$90,295	$90,677	$85,136
Service	71,993	46,435	27,400
Net sales	162,288	137,112	112,536
Costs and expenses:
Costs of product sales	51,518	51,775	46,598
Costs of service sales	45,058	30,363	20,970
Research and development	12,987	12,147	11,548
Sales, marketing and support	28,792	24,069	23,473
General and administrative	17,764	12,188	10,555
Total costs and expenses	156,119	130,542	113,144
Income (loss) from operations	6,169	6,570	(608)
Interest income	657	510	297
Interest expense	637	323	223
Other income	494	86	910
Income before income tax expense (benefit)	6,683	6,843	376
Income tax expense (benefit)	2,150	3,263	(484)
Net income	$4,533	$3,580	$860
Per share information:
Net income per share, basic	$0.30	$0.24	$0.06
Net income per share, diluted	$0.30	$0.24	$0.06
Number of shares used in per share calculation:
Basic	15,144	14,777	14,768
Diluted	15,341	15,019	15,072

See accompanying Notes to Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2013	2012	2011
Net income	$4,533	$3,580	$860
Other comprehensive income (loss), net of tax:
Unrealized loss on marketable securities	(4)	(1)	(1)
Foreign currency translation adjustment	388	562	(415)
Unrealized gain (loss) on derivative instruments	210	(31)	(267)
Other comprehensive income (loss), net of tax	594	530	(683)
Total comprehensive income	$5,127	$4,110	$177

See accompanying Notes to Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2010	14,689	$159	$102,728	$2,867	$20	$(9,471)	$96,303
Net income	—	—	—	860	—	—	860
Other comprehensive loss	—	—	—	—	(683)	—	(683)
Stock-based compensation	—	—	3,541	—	—	—	3,541
Registration fees	—	—	(10)	—	—	—	(10)
Tax benefit from exercise of stock options			19				19
Common stock issued under benefit plan	39	—	289	—	—	—	289
Acquisition of treasury stock	(458)	—	—	—	—	(3,679)	(3,679)
Payment of restricted stock tax withholdings	(47)	—	(624)	—	—	—	(624)
Exercise of stock options, vesting of restricted stock awards	325	3	649	—	—	—	652
Balance at December 31, 2011	14,548	$162	$106,592	$3,727	$(663)	$(13,150)	$96,668
Net income	—	—	—	3,580	—	—	3,580
Other comprehensive income	—	—	—	—	530	—	530
Stock-based compensation	—	—	3,679	—	—	—	3,679
Tax benefit from exercise of stock options	—	—	619	—	—	—	619
Common stock issued under benefit plan	27	—	271	—	—	—	271
Acquisition of treasury stock	—					—	—
Payment of restricted stock tax withholdings	(34)	—	(333)	—	—	—	(333)
Exercise of stock options, vesting of restricted stock awards	364	4	686	—	—	—	690
Balance at December 31, 2012	14,905	$166	$111,514	$7,307	$(133)	$(13,150)	$105,704
Net income	—	—	—	4,533	—	—	4,533
Other comprehensive income	—	—	—	—	594	—	594
Stock-based compensation	—	—	4,124	—	—	—	4,124
Tax benefit from exercise of stock options	—	—	694	—	—	—	694
Common stock issued under benefit plan	27	—	308	—	—	—	308
Payment of restricted stock tax withholdings	(61)	(1)	(833)	—	—	—	(834)
Exercise of stock options, vesting of restricted stock awards	406	4	1,340	—	—	—	1,344
Balance at December 31, 2013	15,277	$169	$117,147	$11,840	$461	$(13,150)	$116,467

See accompanying Notes to Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income	$4,533	$3,580	$860
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	1,305	536	276
Depreciation and amortization	5,994	4,610	4,374
Deferred income taxes	(713)	2,046	(737)
(Gain) loss on derivatives instruments	(222)	128	131
Compensation expense related to stock-based awards and employee stock purchase plan	4,124	3,679	3,533
Changes in operating assets and liabilities:
Accounts receivable	1,229	(2,231)	(7,438)
Inventories	(1,967)	2,420	(3,851)
Prepaid expenses and other assets	619	(716)	164
Other non-current assets	(675)	(558)	2,028
Accounts payable	1,196	943	2,223
Deferred revenue	(124)	(785)	1,684
Accrued expenses	891	1,401	(253)
Other long-term liabilities	65	4	(1,127)
Net cash provided by operating activities	$16,255	$15,057	$1,867
Cash flows from investing activities:
Capital expenditures	(4,720)	(6,504)	(14,064)
Net cash paid for business acquired	(22,944)	—	—
Purchases of marketable securities	(41,950)	(21,945)	(49,541)
Maturities and sales of marketable securities	24,867	16,190	56,053
Net cash used in investing activities	$(44,747)	$(12,259)	$(7,552)
Cash flows from financing activities:
Repayments of long-term debt	(1,030)	(131)	(124)
Borrowings from long-term debt	5,844	—	—
Proceeds from stock options exercised and employee stock purchase plan	2,344	1,578	942
Repurchase of common stock	—	—	(3,679)
Payment of employee restricted stock withholdings	(828)	(332)	(625)
Repayments of line of credit borrowings	—	(2,000)	—
Proceeds from line of credit borrowings	23,000	—	9,000
Payment of stock registration fee	(5)	—	(10)
Net cash provided by (used in) financing activities	29,325	(885)	5,504
Effect of exchange rate changes on cash and cash equivalents	(453)	48	(43)
Net increase (decrease) in cash and cash equivalents	380	1,961	(224)
Cash and cash equivalents at beginning of period	8,978	7,017	7,241
Cash and cash equivalents at end of period	$9,358	$8,978	$7,017
Supplemental disclosure of cash flow information:
Cash paid for interest	$601	$201	$267
Cash paid for income taxes	$1,248	$323	$58
Supplemental disclosure of noncash investing activity:
Changes in accrued liabilities related to fixed asset additions	$—	$435	$945

See accompanying Notes to Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012 and 2011
(in thousands, except per share amounts)

(1)	Summary of Significant Accounting Policies

(a)	Description of Business
KVH Industries, Inc. (the Company or KVH) designs, develops, manufactures and markets mobile communications products for the marine, land mobile and aeronautical markets, and navigation, guidance and stabilization products for both the defense and commercial markets.
KVH’s mobile communications products enable customers to receive voice and Internet services, and live digital television via satellite services in marine vessels, recreational vehicles, buses and automobiles as well as live digital television on commercial airplanes while in motion. KVH’s CommBox offers a range of tools designed to increase communication efficiency, reduce costs, and manage network operations. KVH sells its mobile communications products through an extensive international network of retailers, distributors and dealers. KVH also leases products directly to end users.
KVH offers precision fiber optic gyro (FOG)-based systems that enable platform and optical stabilization, navigation, pointing and guidance. KVH’s guidance and stabilization products also include tactical navigation systems that provide uninterrupted access to navigation and pointing information in a variety of military vehicles, including tactical trucks and light armored vehicles. KVH’s guidance and stabilization products are sold directly to U.S. and foreign governments and government contractors, as well as through an international network of authorized independent sales representatives. In addition, KVH's guidance and stabilization products are used in numerous commercial products, such as navigation and positioning systems for various applications including precision mapping, dynamic surveying, autonomous vehicles, train location control and track geometry measurement systems, industrial robotics and optical stabilization.
KVH’s mobile communications service sales include sales earned from satellite voice and Internet airtime services, engineering services provided under development contracts, sales from product repairs, and extended warranty sales. Mobile communications services sales also include our distribution of commercially-licensed news, sports, music, movies and training video content to commercial and leisure customers in the maritime, hotel, and/or retail markets through the KVH Media Group (acquired as Headland Media Limited), the media and entertainment service company that KVH acquired on May 11, 2013. KVH provides, for monthly fixed and usage fees, satellite connectivity sales from broadband Internet, data and Voice over Internet Protocol (VoIP) service to its TracPhone V7 customers. KVH also earns monthly usage fees for third-party satellite connectivity for voice, data and Internet services to its Inmarsat and Iridium TracPhone customers who choose to activate their subscriptions with KVH.
KVH’s guidance and stabilization service sales include product repairs, engineering services provided under development contracts and extended warranty sales.

(b)	Principles of Consolidation
The accompanying consolidated financial statements of KVH Industries, Inc. and its wholly-owned subsidiaries, KVH Industries AS, KVH Industries Pte. Ltd., KVH Industries Brasil Comunicacao Por Satelite Ltda., KVH Industries Japan Co. Ltd., KVH Industries Norway AS, KVH Industries UK Ltd., and KVH Media Group Ltd. (collectively, KVH or the Company), have been prepared in accordance with accounting principles generally accepted in the United States of America. KVH Media Group Ltd. is comprised of wholly-owned subsidiaries, KVH Media Group Services Ltd., KVH Media Group Entertainment Ltd., KVH Media Group Communication Ltd., KVH Media Group International Ltd., KVH Media Group Ltd., Good Morning News Sprl., KVH Media Group ApS, KVH Media Group Communication, Inc., KVH Media Group, Inc., Rigstream B.V., and Bamboo Option Ltd. (collectively, KVH Media Group). The Company has evaluated all subsequent events through the date of this filing. Given that KVH Industries AS, KVH Industries Pte. Ltd., KVH Industries Japan Co. Ltd., and KVH Industries Brasil Comunicacao Por Satelite Ltda. operate as the Company’s European, Singaporean, Japanese and Brazilian international distributors, all of their operating expenses are reflected within sales, marketing and support within the accompanying consolidated statements of operations. KVH Industries Norway AS, a subsidiary of KVH Industries AS develops and distributes middleware software solutions known as CommBox technology, and the KVH Media Group distributes premium licensed news, sports, movies and music content for commercial and leisure customers in the maritime, hotel, and retail markets. Both KVH Industries Norway AS and the KVH Media Group are included in the Company’s mobile communications products and services. All significant intercompany accounts and transactions have been eliminated in consolidation.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2013, 2012 and 2011
(in thousands except share and per share amounts)

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
The total contract value associated with TACNAV products is $21,200, for which final shipments were completed in the second quarter of 2013. Revenue was recognized for these product sales after transfer of title and risk of loss after inspection occurred. The total contract value associated with all services is $14,400, which are estimated to continue into the first quarter of 2014. The contract value for the services portion of the SANG TACNAV order remaining to be performed as of December 31, 2013 is approximately $1,300. The revenue for these services is recognized using the percentage of completion accounting method. The Company limits the amount of revenue recognized for delivered elements to the amount that is not contingent on the future delivery of products or services, future performance obligations, or subject to customer-specific return or refund privileges. Total revenue recognized on the SANG contract in 2013 was approximately $19,600.

(d)	Concentration of Credit Risk and Single Source Suppliers
Cash, cash equivalents and marketable securities. The Company is potentially subject to financial instrument concentration of credit risk through its cash, cash equivalent and marketable securities investments. To mitigate these risks the Company maintains cash, cash equivalents and marketable securities with reputable and nationally recognized financial institutions. As of December 31, 2013, $46,386 classified as marketable securities was held by Wells Fargo and substantially all of the cash and cash equivalents were held by Bank of America, N.A. See note 2 for a description of marketable securities.
Trade accounts receivable. Concentrations of risk (see note 12) with respect to trade accounts receivable are generally limited due to the large number of customers and their dispersion across several geographic areas. Although the Company does not foresee credit risk associated with these receivables to deviate from historical experience, repayment is dependent upon the financial stability of those individual customers. The Company establishes allowances for potential bad debts and evaluates, on a monthly basis, the adequacy of those reserves based upon historical experience and its expectations for future collectability concerns. Activity within the Company’s allowance for doubtful accounts for the periods presented is as follows:

	2013	2012	2011
Beginning balance	$929	$623	$592
Additions to sales allowance and bad debt expense	1,305	536	276
Deductions (write-offs/recoveries) from reserve	(529)	(230)	(245)
Ending balance	$1,705	$929	$623
Certain components from third parties used in the Company’s products are procured from single sources of supply. The failure of a supplier, including a subcontractor, to deliver on schedule could delay or interrupt the Company’s delivery of products and thereby materially adversely affect the Company’s revenues and operating results.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2013, 2012 and 2011
(in thousands except share and per share amounts)

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
Satellite connectivity and media content sales. Directly sold and re-sold satellite connectivity service for voice, data and Internet is recognized monthly based upon minutes or megabytes of traffic processed or contracted fixed fee schedules. Typically, all subscribers enter into a contracted one-year minimum service agreement. The Company records all satellite connectivity service sales to subscribers as gross sales, as the Company is the the primary obligor in the contracted service arrangement. All associated regulatory service fees and costs are recorded net in the consolidated financial statements. Media content sales include the Company's distribution of premium licensed news, sports, movies and music content for commercial

KVH INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2013, 2012 and 2011
(in thousands except share and per share amounts)

and leisure customers in the maritime, hotel, and retail markets as well as training videos to the merchant marine market that are typically based on a contracted fixed fee schedule. The Company typically recognizes revenue from media content sales ratably over the period of the service contract. The accounting estimates related to the recognition of satellite connectivity and media content service sales in results of operations requires the Company to make assumptions about future billing adjustments for disputes with subscribers as well as unauthorized usage.
Lease financing. Lease financing consists of sales-type leases primarily of the TracPhone V7. The Company records the leases at a price typically equivalent to normal selling price and in excess of the cost or carrying amount. Upon delivery, the Company records the present value of all payments under these leases as revenues, and the related costs of the product are charged to cost of sales. Interest income is recognized throughout the lease term (typically 3 years) using an implicit interest rate. Through December 31, 2013, lease sales have not been a significant portion of the Company’s total sales.
Contracted service sales. The Company engages in contracts for development, production and services activities which it accounts for consistent with FASB ASC 605-35, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, and other relevant revenue recognition accounting literature. The Company considers the nature of these contracts and the types of products and services provided when determining the proper accounting for a particular contract. Customer and government-agency contracted engineering service and grant sales under development contracts are recognized primarily under the percentage of completion method during the period in which the Company performs the service or development efforts in accordance with the agreement. Services performed under these types of contracts include engineering studies, surveys, building construction, prototype development and program management. Performance is determined principally by comparing the accumulated costs incurred to date with management’s estimate of the total cost to complete the contracted work. The Company establishes billing terms at the time project deliverables and milestones are agreed. Unbilled revenue recognized in excess of the amounts invoiced to clients are classified within the accompanying consolidated balance sheets in the caption “prepaid expenses and other assets.”
Sales related to customer contracts that call for standard product modification or enhancement are recognized upon the complete delivery and title transfer of all customer-approved products. Costs of contracts in progress are accumulated within the accompanying consolidated balance sheets in the caption “prepaid expenses and other assets” and relieved upon product delivery or when billed.
The use of contract accounting requires significant judgment relative to estimating total contract revenues and costs, including assumptions relative to the length of time to complete the contract, the nature and complexity of the work to be performed, and prices for subcontractor services and materials. The risk to the Company on a fixed-price contract is that if estimates to complete the contract change from one period to the next, profit levels will vary from period to period. The Company's estimates are based upon the professional knowledge and experience of its engineers, program managers and other personnel, who review each long-term contract monthly to assess the contract's schedule, performance, technical matters and estimated cost at completion. Changes in estimates are applied when adjustments in estimated contract costs are identified, such revisions may result in current period adjustments to earnings applicable to performance in prior periods. Any advance payments arising from such extended-term development contracts are recorded as deposits. If, in any period, estimated total costs under a contract indicate an expected loss, then such loss is provided for in that period. Through December 31, 2013, contracted service revenue has not been a significant portion of the Company’s total sales.
Product service sales. Product service sales other than under development contracts are recognized when completed services are provided to the customer and collectability is reasonably assured. The Company establishes reserves for potential sales returns, credit and allowances, and evaluates, on a monthly basis, the adequacy of those reserves based upon historical experience and its expectations for the future. Through December 31, 2013, product service sales have not been a significant portion of the Company’s total sales.
Extended warranty sales. The Company sells extended warranty contracts on mobile communications and guidance and stabilization products. Sales under these contracts are recognized ratably over the contract term. Through December 31, 2013, warranty sales have not been a significant portion of the Company’s total sales.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2013, 2012 and 2011
(in thousands except share and per share amounts)

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

(g)	Cash, Cash Equivalents and Marketable Securities
In accordance with the Company’s investment policy, cash in excess of operational needs is invested in money market mutual funds, government agency bonds, United States treasuries, corporate notes, and certificates of deposit, which are reflected within marketable securities in the accompanying consolidated balance sheets. The Company determines the appropriate classification of marketable securities at each balance sheet date. As of December 31, 2013 and 2012, all of the Company’s marketable securities have been designated as available-for-sale and are carried at their fair value with unrealized gains and losses included in accumulated other comprehensive income (loss) in the accompanying consolidated balance sheets.
The Company reviews investments in debt securities for other than temporary impairment whenever the fair value of an investment is less than amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time. To determine whether an impairment is other-than-temporary, the Company considers whether it intends to sell the security, whether it expects to recover the credit loss, and if it is more likely than not that the Company will be required to sell the security prior to recovery. Evidence considered in this assessment includes the reasons for the impairment, compliance with the Company’s investment policy, the severity and duration of the impairment, changes in value subsequent to year-end and forecasted performance of the investee. The Company has reviewed its securities with unrealized losses as of December 31, 2013 and 2012, and has concluded that no other-than-temporary impairments exist.

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

(j)	Goodwill and Intangible Assets
The Company’s goodwill and intangible assets are associated with the purchase of Virtek Communication (now known as KVH Industries Norway AS) in September 2010 and Headland Media Limited (now known as the KVH Media Group) in May 2013.
Goodwill is recorded when the consideration for an acquisition exceeds the fair value of net tangible and identifiable intangible assets acquired. Goodwill is not amortized, but instead is tested for impairment at least annually, or if events or changes in circumstances indicate that the carrying value may not be recoverable. The Company estimates the fair value of the reporting unit using a discounted cash flow model or other valuation models, such as comparative transactions and market multiples. The impairment test is performed through the application of a two-step process. The first step compares the carrying value of the Company’s reporting units to their estimated fair values as of the test date. If fair value is less than carrying value, a second step is performed to quantify the amount of the impairment, if any. As of August 31, 2013, the Company performed its annual impairment test for goodwill at the reporting unit level and, after conducting the first step, determined that it was not necessary to conduct the second step as it concluded that the fair value of its reporting units substantially exceeded their carrying value. Accordingly, the Company determined no adjustment to goodwill was necessary. There were no indicators of potential goodwill impairment noted as of December 31, 2013.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2013, 2012 and 2011
(in thousands except share and per share amounts)

Intangible assets are comprised of the following, which are being amortized on a straight line basis over the following estimated useful lives:

Estimated Useful Life
Virtek Communication (now KVH Industries Norway AS):
Intellectual property	7
Headland Media Limited (now the KVH Media Group):
Subscriber relationships	10
Distribution rights	15
Internally developed software	3
Proprietary content	2
Intangible assets with estimated lives and other long-lived assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of intangible assets with estimated lives and other long-lived assets is measured by a comparison of the carrying amount of an asset or asset group to future net undiscounted cash flows expected to be generated by the asset or asset group. If these comparisons indicate that an asset is not recoverable, the Company will recognize an impairment loss for the amount by which the carrying value of the asset or asset group exceeds the related estimated fair value. Estimated fair value is based on either discounted future operating cash flows or appraised values, depending on the nature of the asset. There are no events or changes in circumstances that indicated any of the carrying amounts of the Company’s intangible assets may not be recoverable during 2013. See note 10 for further discussion of goodwill and intangible assets.

(k)	Other Non-Current Assets
Other non-current assets are primarily comprised of long-term lease receivables, prepaid expenses, and deposits.

(l)	Product Warranty
The Company’s products carry limited warranties that range from one to four years and vary by product. The warranty period begins on the date of retail purchase or lease by the original purchaser. The Company accrues estimated product warranty costs at the time of sale and any additional amounts are recorded when such costs are probable and can be reasonably estimated. Factors that affect the Company’s warranty liability include the number of units sold or leased, historical and anticipated rates of warranty repairs and the cost per repair. Warranty and related costs are reflected within sales, marketing and support in the accompanying statements of operations. As of December 31, 2013 and 2012, the Company had accrued product warranty costs of $1,269 and $814, respectively. The following table summarizes product warranty activity during 2013 and 2012:

	2013	2012
Beginning balance	$814	$933
Charges to expense	1,457	419
Costs incurred	(1,002)	(538)
Ending balance	$1,269	$814

(m)	Shipping and Handling Costs
Shipping and handling costs are expensed as incurred and included in cost of sales. Billings for shipping and handling are reflected within net sales in the accompanying statements of operations.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2013, 2012 and 2011
(in thousands except share and per share amounts)

(n)	Research and Development
Expenditures for research and development, including customer-funded research and development, are expensed as incurred. Revenue and related development costs from customer-funded research and development are as follows:

	Year Ended December 31,
	2013	2012	2011
Customer-funded service sales	$10,302	$5,470	$1,061
Customer-funded costs included in costs of service sales	2,387	3,424	412

(o)	Advertising Costs
Costs related to advertising are expensed as incurred. Advertising expense was $3,189, $2,523, and $2,081 for the years ended December 31, 2013, 2012, and 2011, respectively, and is included in sales, marketing, and support expense in the accompanying consolidated statements of operations.

(p)	Foreign Currency Translation
The financial statements of the Company’s foreign subsidiaries located in Denmark and Singapore are maintained using the United States dollar as the functional currency. Exchange rates in effect on the date of the transaction are used to record monetary assets and liabilities. Revenue and other expense elements are recorded at rates that approximate the rates in effect on the transaction dates. Realized foreign currency remeasurement gains and losses are recognized within “other income (expense)” in the accompanying consolidated statements of operations. For the years ended December 31, 2013, 2012, and 2011, the Company experienced foreign currency losses of $123, $37 and $79, respectively.
The financial statements of the Company’s foreign subsidiaries located in the United Kingdom, Brazil, Norway, Cyprus, Belgium, the Netherlands and Japan subsidiaries use the foreign subsidiaries’ respective local currencies as the functional currency. The Company translates the assets and liabilities of these foreign subsidiaries at the exchange rates in effect at year-end. Net sales, costs and expenses are translated using average exchange rates in effect during the year. Gains and losses from foreign currency translation are credited or charged to accumulated other comprehensive income (loss) included in stockholders' equity in the accompanying consolidated balance sheets.

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
Basic net income per share is calculated based on the weighted average number of common shares outstanding during the period. Diluted net income per share incorporates the dilutive effect of common stock equivalent options, warrants and other convertible securities, if any, as determined in accordance with the treasury stock accounting method. Common stock equivalents related to options and restricted stock awards for 545,000, 862,000, and 597,000 shares of common stock for the years ended December 31, 2013, 2012, and 2011 respectively, have been excluded from the fully diluted calculation of net income per share, as inclusion would be anti-dilutive.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2013, 2012 and 2011
(in thousands except share and per share amounts)

A reconciliation of the basic and diluted weighted average common shares outstanding is as follows:

	2013	2012	2011
Weighted average common shares outstanding—basic	15,144	14,777	14,768
Dilutive common shares issuable in connection with stock plans	197	242	304
Weighted average common shares outstanding—diluted	15,341	15,019	15,072

(s)	Contingent Liabilities
The Company estimates the amount of potential exposure it may have with respect to claims, assessments and litigation in accordance with ASC 450, Contingencies. The Company is not party to any lawsuit or proceeding that, in management’s opinion, is likely to materially harm the Company’s business, results of operations, financial condition or cash flows, as described in note 17. It is not always possible to predict the outcome of litigation, as it is subject to many uncertainties. Additionally, it is not always possible for management to make a meaningful estimate of the potential loss or range of loss associated with such litigation. As of December 31, 2013, no losses have been accrued with respect to pending litigation.

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
(u)    Recently Issued Accounting Standards
As of December 31, 2013, there were no recently issued but not yet effective accounting pronouncements that would have a significant impact on the Company’s financial statements.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2013, 2012 and 2011
(in thousands except share and per share amounts)

(2)	Marketable Securities
Included in marketable securities as of December 31, 2013 and 2012 are the following:

December 31, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market mutual funds	$19,957	$—	$—	$19,957
Government agency bonds	7,515	—	(6)	7,509
United States treasuries	8,035	6	—	8,041
Corporate notes	8,457		(4)	8,453
Certificates of deposit	2,426	—	—	2,426
Total marketable securities designated as available for sale	$46,390	$6	$(10)	$46,386

December 31, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market mutual funds	$9,921	$—	$—	$9,921
Government agency bonds	6,817	1	—	6,818
United States treasuries	6,089	—	—	6,089
Corporate notes	4,682	—	(3)	4,679
Certificates of deposit	1,800	—	—	1,800
Total marketable securities designated as available for sale	$29,309	$1	$(3)	$29,307
The amortized costs and fair value of debt securities as of December 31, 2013 and 2012 are shown below by effective maturity. Effective maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

December 31, 2013	Amortized Cost	Fair Value
Due in less than one year	$31,023	$31,023
Due after one year and within two years	15,367	15,363
	$46,390	$46,386
December 31, 2012	Amortized Cost	Fair Value
Due in less than one year	$22,485	$22,485
Due after one year and within two years	6,824	6,822
	$29,309	$29,307
No realized gains or losses were recognized on the Company’s marketable securities during the years ended December 31, 2013 and 2012.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2013, 2012 and 2011
(in thousands except share and per share amounts)

(3)	Inventories
Inventories as of December 31, 2013 and 2012 include the costs of material, labor, and factory overhead. Inventories consist of the following:

	December 31,
	2013	2012
Raw materials	$9,783	$9,173
Work in process	3,087	1,789
Finished goods	5,385	5,241
	$18,255	$16,203

(4)	Property and Equipment
Property and equipment, net, as of December 31, 2013 and 2012 consist of the following:

	December 31,
	2013	2012
Land	$3,827	$3,827
Building and improvements	22,228	21,297
Leasehold improvements	286	286
Machinery and equipment	35,182	32,266
Office and computer equipment	12,024	10,663
Motor vehicles	51	51
	73,598	68,390
Less accumulated depreciation	(36,456)	(31,657)
	$37,142	$36,733
Depreciation for the years ended December 31, 2013, 2012, and 2011 amounted to $4,815, $4,216, and $4,043, respectively.

(5)	Debt and Line of Credit
On April 6, 2009, the Company entered into a mortgage loan in the amount of $4,000 related to its headquarters facility in Middletown, Rhode Island. The loan term is ten years, with a principal amortization of twenty years, and the interest rate will be a rate per year adjusted periodically based on a defined interest period equal to the BBA LIBOR Rate plus 2.25 percentage points. On June 9, 2011, the Company entered into an amendment to the mortgage loan, providing for an adjustment of the interest rate from the BBA LIBOR Rate plus 2.25 percentage points to the BBA LIBOR Rate plus 2.00 points. Land, building and improvements with an approximate carrying value of approximately $5,000 as of December 31, 2013 secure the mortgage loan. The monthly mortgage payment is approximately $11 plus interest and increases in increments of approximately $1 each year throughout the life of the mortgage. Due to the difference in the term of the loan and amortization of the principal, a balloon payment of $2,551 is due on April 1, 2019. The loan contains one financial covenant, a Fixed Charge Coverage Ratio, which applies in the event that the Company’s consolidated cash, cash equivalents and marketable securities balance falls below $25,000 at any time. As the Company’s consolidated cash, cash equivalents and marketable securities balance was above $25,000 throughout the year ended December 31, 2013, the Fixed Charge Coverage Ratio did not apply. Under the mortgage loan, the Company may prepay its outstanding loan balance subject to certain early termination charges as defined in the mortgage loan agreement. If the Company were to default on its mortgage loan, the land, building and improvements would be used as collateral.
On January 30, 2013, the Company borrowed $4,700 from a bank and pledged as collateral six satellite hubs and related equipment, including the three hubs purchased in 2012. The term of the equipment loan is five years, at a fixed interest rate of 2.76%. The monthly payment is approximately $83 including interest expense. On December 30, 2013, the Company borrowed

KVH INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2013, 2012 and 2011
(in thousands except share and per share amounts)

$1,200 from a bank and pledged as collateral one satellite hub and related equipment. The term of the equipment loan is five years, at a fixed interest rate of 3.08%. The monthly payment is approximately $21 including interest expense.
The following is a summary of future principal payments under these long-term debt agreements:

Year ending December 31,	Principal Payment
2014	$1,272
2015	1,313
2016	1,355
2017	1,398
2018	431
Thereafter	2,597
Total outstanding at December 31, 2013	$8,366
On May 9, 2013, the Company amended its revolving loan agreement with a bank to increase the available line of credit from $15,000 to $30,000. The revolving loan, as amended, no longer permits the Company to convert revolving loans into term loans. The Company pays interest on any outstanding amounts at a rate equal to the BBA LIBOR Daily Floating Rate plus 1.25%. The line of credit contains two financial covenants, a Liquidity Covenant, which requires us to maintain at least $20,000 in unencumbered liquid assets, as defined in the loan agreement, and a Fixed Charge Coverage Ratio. As of December 31, 2013, the Company was not in default of either covenant. The Company may terminate the loan agreement prior to its full term without penalty; provided the Company has given 30 days' advance written notice to the bank. Effective December 31, 2013, the Company further amended our revolving loan agreement with a bank to extend the maturity date from December 31, 2014 to December 31, 2015.
In connection with the acquisition of KVH Media Group on May 11, 2013, the Company borrowed $23,000 under the revolving loan to pay substantially all of the purchase price for the acquisition. As of December 31, 2013, the Company had $30,000 outstanding under the revolving loan, the repayment of which is due no later than the maturity date of December 31, 2015. The monthly interest payments are approximately $36, subject to adjustment in accordance with the terms of the loan agreement. Total commitment fees related to the line of credit were $35, $27, and $49 for the years ended December 31, 2013, 2012, and 2011, respectively.

(6)	Commitments and Contingencies
The Company has certain operating leases for satellite capacity, various equipment, and facilities. The following reflects future minimum payments under operating leases that have initial or remaining non-cancelable lease terms at December 31, 2013:

Years ending December 31,	Operating Leases
2014	$10,926
2015	6,002
2016	3,721
2017	2,559
2018	865
Thereafter	341
Total minimum lease payments	$24,414
Total rent expense incurred under facility operating leases for the years ended December 31, 2013, 2012, and 2011 amounted to $639, $302, and $745, respectively. Total expense incurred under satellite capacity and equipment operating leases for the years ended December 31, 2013, 2012, and 2011 amounted to $23,215, $18,135, and $14,726, respectively.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2013, 2012 and 2011
(in thousands except share and per share amounts)

In the normal course of business, the Company enters into unconditional purchase order obligations with its suppliers for inventory and other operational purchases. Outstanding and unconditional purchase order obligations were $16,100 as of December 31, 2013.
The Company did not have any off-balance sheet commitments, guarantees, or standby repurchase obligations as of December 31, 2013.

(7)	Stockholders’ Equity

(a)	Employee Stock Options
Options are granted with an exercise price equal to the fair market value of the common stock on the date of grant and generally vest in equal annual amounts over four years beginning on the first anniversary of the date of the grant. No options are exercisable for periods of more than 5 years after date of grant. Under the Company’s Amended and Restated 2006 Stock Incentive Plan, each share issued under awards other than options will reduce the number of shares reserved for issuance by two shares. Shares issued under options will reduce the shares reserved for issuance on a share-for-share basis. All plans were approved by the Company’s shareholders, pursuant to which 9,415,000 shares of the Company’s common stock were reserved for issuance. As of December 31, 2013, 6,645,081 options and awards to purchase shares of common stock had been issued net of expired, canceled or forfeited options and 2,769,919 were available for future grants. The Compensation Committee of the Board of Directors administers the plans, approves the individuals to whom options will be granted and determines the number of shares and exercise price of each option. Outstanding options under the plans at December 31, 2013 expire from January 2014 through September 2018. None of the Company’s outstanding options includes performance-based or market-based vesting conditions as of December 31, 2013.
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
The per share weighted-average fair values of stock options granted during 2013, 2012 and 2011 were $5.45, $4.97, and $6.36, respectively. The weighted-average assumptions used to value options as of their grant date were as follows:

	Year Ended December 31,
	2013	2012	2011
Risk-free interest rate	1.06%	0.69%	1.65%
Expected volatility	50.9%	64.6%	60.4%
Expected life (in years)	4.24	4.22	4.23
Dividend yield	0%	0%	0%

KVH INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2013, 2012 and 2011
(in thousands except share and per share amounts)

The changes in outstanding stock options for the year ended December 31, 2013, are as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2012	1,077,798	$10.93
Granted	138,183	13.20
Exercised	(160,944)	8.35
Expired, canceled or forfeited	(33,246)	13.74
Outstanding at December 31, 2013	1,021,791	$11.55	2.83	$1,958
Exercisable at December 31, 2013	349,449	$11.90	2.21	$619
The total aggregate intrinsic value of options exercised was $933, $173, and $183 in 2013, 2012 and 2011, respectively. The total aggregate intrinsic value of options outstanding at December 31, 2012 and 2011 was $112 and $1,254, respectively. The total aggregate intrinsic value of options exercisable at December 31, 2012 and 2011 was $85 and $851, respectively.

As of December 31, 2012 and 2011, the number of options exercisable was 290,911 and 361,994, respectively, and the weighted average exercise price of those options was $10.52 and $9.36 per share, respectively. The weighted average remaining contractual term for options exercisable at December 31, 2012 and 2011 was 1.78 and 1.18 years, respectively. The weighted average remaining contractual term for options outstanding at December 31, 2012 and 2011 was 3.28 and 2.63 years, respectively.
As of December 31, 2013, there was $2,556 of total unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted-average period of 2.23 years. In 2013, 2012 and 2011, the Company recorded compensation charges of $1,438, $1,130 and $709, respectively, related to stock options. Compensation costs for options subject only to service conditions that vest ratably are recognized on a straight-line basis over the requisite service period for the entire award. During 2013, 2012 and 2011, cash received under stock option plans for exercises was $1,344, $689 and $652, respectively.

(b)	Restricted Stock
The Company granted 265,625, 43,340 and 167,500 restricted stock awards to employees under the terms of the Amended and Restated 2006 Stock Incentive Plan for the years ended December 31, 2013, 2012, and 2011, respectively. The restricted stock awards vest annually over four years from the date of grant subject to the recipient remaining an employee through the applicable vesting dates. Compensation expense for restricted stock awards is measured at fair value on the date of grant based on the number of shares granted and the quoted market closing price of the Company’s common stock. Such value is recognized as expense over the vesting period of the award, net of estimated forfeitures. The weighted-average grant-date fair value of restricted stock granted during 2013, 2012 and 2011 was $13.61, $12.53 and $13.29 per share, respectively.
As of December 31, 2013, there was $3,217 of total unrecognized compensation expense related to restricted stock awards, which is expected to be recognized over a weighted-average period of 2.17 years. Compensation costs for awards subject only to service conditions that vest ratably are recognized on a straight-line basis over the requisite service period for the entire award. Compensation cost for awards initially subject to certain performance conditions are recognized on a ratable basis over the requisite service period for the entire award. In 2013, 2012 and 2011, the Company recorded compensation charges of $2,613, $2,495 and $2,728, respectively, related to restricted stock awards.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2013, 2012 and 2011
(in thousands except share and per share amounts)

Restricted stock activity under the Amended and Restated 2006 Stock Incentive Plan for 2013 is as follows:

	Number of Shares	Weighted- average grant date fair value
Outstanding at December 31, 2012, unvested	371,611	$11.05
Granted	265,625	13.61
Vested	(245,020)	9.73
Forfeited	(13,209)	13.54
Outstanding at December 31, 2013, unvested	379,007	$13.61

(c)	Employee Stock Purchase Plan
Under the Company’s Amended and Restated Employee Stock Purchase Plan (ESPP), the Company is authorized to issue up to 650,000 shares of common stock, of which 58,973 shares remain available as of December 31, 2013.
The ESPP covers all of the Company’s employees. Under the terms of the ESPP, eligible employees can elect to have up to six percent of their pre-tax compensation withheld to purchase shares of the Company’s common stock on a semi-annual basis. The ESPP allows eligible employees the right to purchase the Company’s common stock on a semi-annual basis at 85% of the market price at the end of each purchase period. During 2013, 2012 and 2011, 27,027, 27,308, and 38,718 shares, respectively, were issued under this plan. The Company utilizes the Black-Scholes option-pricing model to calculate the fair value of these discounted purchases. The fair value of the 15% discount is recognized as compensation expense over the purchase period. The Company applies a graded vesting approach because the ESPP provides for multiple purchase periods and is, in substance, a series of linked awards. In 2013, 2012 and 2011, the Company recorded compensation charges of $73, $54 and $96, respectively, related to the ESPP. During 2013, 2012 and 2011, cash received under the ESPP was $308, $270 and $289, respectively.

(8)	Income Taxes
Income tax expense (benefit) for the years ended December 31, 2013, 2012, and 2011 attributable to income (loss) from operations is presented below.

	Current	Deferred	Total
Year ended December 31, 2013
Federal	$1,793	$(497)	$1,296
State	242	(52)	190
Foreign	901	(237)	664
	$2,936	$(786)	$2,150
Year ended December 31, 2012
Federal	$715	$2,036	$2,751
State	146	254	400
Foreign	249	(137)	112
	$1,110	$2,153	$3,263
Year ended December 31, 2011
Federal	$(16)	$120	$104
State	179	(955)	(776)
Foreign	212	(24)	188
	$375	$(859)	$(484)

KVH INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2013, 2012 and 2011
(in thousands except share and per share amounts)

The actual income tax expense (benefit) differs from the “expected” income tax expense (benefit) computed by applying the United States Federal corporate income tax rate of 35% to income before tax expense (benefit) as follows:

	Year Ended December 31,
	2013	2012	2011
Computed “expected” tax expense	$2,339	$2,395	$131
Decrease in income taxes resulting from:
State income tax expense, net of federal benefit	336	674	83
State research and development, investment credits	(309)	(301)	(1,006)
Non-deductible expenses	255	117	101
Foreign tax rate differential	(208)	(27)	(42)
Federal research and development credits	(746)	—	(351)
Adjustments to operating loss carry-forwards and other deferred taxes, net	(8)	(33)	(44)
Stock-based compensation	—	(30)	306
Change in valuation allowance	491	468	338
Net income tax expense (benefit)	$2,150	$3,263	$(484)
The components of results of income before income tax expense (benefit) determined by tax jurisdiction, are as follows:

	Year Ended December 31,
	2013	2012	2011
United States	$5,500	$7,917	$971
UK	(343)	—	—
Denmark	1,487	(295)	(161)
Cyprus	686	—	—
Norway	392	570	727
Brazil	(1,167)	(1,375)	(1,210)
Singapore	48	25	49
Belgium	44	—	—
Japan	32	1	—
Netherlands	4	—	—
Total	$6,683	$6,843	$376

KVH INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2013, 2012 and 2011
(in thousands except share and per share amounts)

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities as of the dates presented are as follows:

	December 31,
	2013	2012
Deferred tax assets:
Accounts receivable, due to allowance for doubtful accounts	$641	$313
Inventories	436	289
Operating loss carry-forwards	1,392	1,011
Stock-based compensation expense	1,515	1,194
Intangible assets due to differences in amortization	—	74
Research and development, alternative minimum tax credit carry-forwards	2,600	3,507
Foreign tax credit carry-forwards	1,442	1,111
State tax credit carry-forwards	2,094	2,228
Accrued expenses	722	688
Gross deferred tax assets	10,842	10,415
Less valuation allowance	(2,700)	(2,136)
Total deferred tax assets	8,142	8,279
Deferred tax liabilities:
Purchased intangible assets	(3,129)	(433)
Property and equipment, due to differences in depreciation	(2,548)	(3,176)
Other	(30)	—
Total deferred tax liabilities	(5,707)	(3,609)
Net deferred tax assets	$2,435	$4,670
Net deferred tax asset—current	$3,060	$1,146
Net deferred tax asset—noncurrent	$—	$3,524
Net deferred tax liability—noncurrent	$(625)	$—
As of December 31, 2013, the Company had foreign net operating loss carry-forwards available to offset future foreign income of $4,032. The foreign net operating loss carry-forwards have no expiration.
As of December 31, 2013, the Company had federal research and development tax credit carry-forwards in the amount of $2,654 that expire in years 2021 through 2031, and foreign tax credit carry-forwards in the amount of $1,479 that expire in years 2015 through 2021. The Company also had alternative minimum tax credits of $132 that have no expiration date. As of December 31, 2013, the Company had state research and development tax credit carry-forwards in the amount of $3,143 that expire in years 2014 through 2018. The Company also had other state tax credit carry-forwards of $373 available to reduce future state tax expense that expire in years 2014 through 2018. The tax benefit related to $1,651 of federal and state tax credits would occur upon utilization of these deferred tax assets to reduce taxes payable and would result in a credit to additional paid-in capital within stockholders’ equity rather than the provision for income taxes.
The Company’s ability to utilize these net operating loss carry-forwards and tax credit carry-forwards may be limited in the future if the Company experiences an ownership change pursuant to Internal Revenue Code Section 382. An ownership change occurs when the ownership percentages of 5% or greater stockholders change by more than 50% over a three-year period.
For the years ended December 31, 2013, 2012, and 2011, the Company generated income before income taxes of $6,683, $6,843 and $376, respectively. In assessing the realizability of its net deferred tax assets, the Company considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends upon the generation of future taxable income during the periods in which those temporary differences become deductible. As of December 31, 2013, based upon an evaluation of the positive and negative evidence, the Company concluded that an increase of $564 of the deferred tax asset valuation allowance was appropriate, resulting in a

KVH INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2013, 2012 and 2011
(in thousands except share and per share amounts)

valuation allowance of $2,700 as of December 31, 2013. As part of the Company’s analysis, the Company evaluated, among other factors, its recent history of generating taxable income and its near-term forecasts of future taxable income and determined that it is more likely than not that it will not be able to realize an additional $564 of the Company’s deferred tax assets over the next several years. After considering these factors, the Company concluded that an increase of the valuation allowance was required. The net increase in valuation allowance of $564 is composed of an increase of $397 in net operating losses that the Company does not expect to realize, a decrease of $104 related to the expiration of previously reserved state tax credit carry-forwards and an increase of $177 related to the use of net operating loss and credit carryforwards attributed to tax deductions in excess of recognized compensation expense from employee stock compensation awards that existed as of the adoption of ASC 718, Stock compensation. Total expense from the change in valuation allowance is $491. At December 31, 2013, the Company has recorded valuation allowances of approximately $1,473 against certain state tax credits and foreign net operating loss carryforwards, and intends to maintain the valuation allowance until sufficient evidence exists to support the reversal of the valuation allowance.
In addition, the Company continues to maintain a $1,228 valuation allowance against net operating losses and credits carryforwards attributed to tax deductions in excess of recognized compensation cost from employee stock compensation awards that existed as of the adoption of ASC 718. The Company will recognize the net deferred tax asset and corresponding benefit to additional paid-in capital for these windfall tax benefits once such amounts reduce income taxes payable, in accordance with the requirements of ASC 718.
The Company's income taxes currently payable for federal and state purposes have been reduced by the benefit of the tax deduction in excess of recognized compensation cost from employee stock compensation transactions in the amount of $693 which has been recorded as an increase to additional paid-in capital for the year ended December 31, 2013.
As of December 31, 2013, the Company has not provided for U.S. deferred income taxes on undistributed earnings of its foreign subsidiaries of approximately $2,050 since these earnings are expected to be indefinitely reinvested. Upon distribution of those earnings in the form of dividends or otherwise, the Company will be subject to additional U.S. and state income taxes (less foreign tax credits), as well as withholding taxes in its foreign locations. The amount of taxes attributable to the undistributed earnings is not practicably determinable.
On January 2, 2013, the President signed into law The American Taxpayer Relief Act of 2012. Under the prior law, a taxpayer was entitled to a research tax credit for qualifying amounts paid or incurred on or before December 31, 2011. The 2012 American Taxpayer Relief Act extends the research credit for two years to December 31, 2013. The extension of the research credit is retroactive and includes amounts paid or incurred after December 31, 2011. As a result of the retroactive extension, the Company is recognizing a benefit of approximately $363 for qualifying amounts incurred in 2012.
The Company establishes reserves for uncertain tax positions based on management’s assessment of exposure associated with tax deductions, permanent tax differences and tax credits. The tax reserves are analyzed periodically and adjustments are made as events occur to warrant adjustment to the reserve.
The Company did not have any material unrecognized tax benefits at December 31, 2013, 2012 or 2011. The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. The Company’s tax jurisdictions include the United States, the UK, Denmark, Cyprus, Norway, Brazil, Singapore, Belgium, Bermuda, the Netherlands, and Japan. In general, the statute of limitations with respect to the Company’s United States federal income taxes has expired for years prior to 2010, and the relevant state and foreign statutes vary. However, preceding years remain open to examination by United States federal and state and foreign taxing authorities to the extent of future utilization of net operating losses and research and development tax credits generated in each preceding year. The Company is no longer subject to income tax examinations by the Danish tax authorities for years prior to 2010.

(9) Acquisition
On May 11, 2013, KVH Industries U.K. Limited, a newly formed, wholly owned subsidiary of KVH, entered into a Share Purchase Agreement with Oakley Capital Private Equity L.P., Mark Woodhead, Andrew Michael Galvin and the Trustees of the Headland Media Limited Employee Benefit Trust to acquire all of the issued share capital of Headland Media Limited (now known as the KVH Media Group), a media and entertainment service company based in the United Kingdom that distributes premium licensed news, sports, movies and music content for commercial and leisure customers in the maritime, hotel, and retail markets, for an aggregate purchase price of £15,576 ($24,169 at the exchange rate of £1.00: $1.5517 on May 11, 2013).

KVH INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2013, 2012 and 2011
(in thousands except share and per share amounts)

The aggregate purchase price includes $169 in payments made in July 2013 related to finalizing the post-closing adjustment. The acquisition of Headland Media Limited (now known as the KVH Media Group) was accounted for under the acquisition method of accounting for the business combination. The purchase price was determined as a result of arms-length negotiation and was subject to a potential post-closing adjustment based on the value of the net assets delivered at the closing.
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
The total purchase price and related preliminary excess total purchase price over fair value of net assets acquired is as follows, excluding approximately $8,200 of acquired intercompany debt due KVH from Headland Media Limited (now known as the KVH Media Group):

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
The acquired finite-lived intangible assets from the KVH Media Group acquisition were recorded at their estimated fair value of $13,888 on the acquisition date. The weighted-average useful life of the acquired intangible assets is estimated at approximately 11 years.
The goodwill of $13,129 arising from the KVH Media Group acquisition largely reflects the expansion of our service offerings complementary to our existing products. The KVH Media Group acquisition was intended to expand our future VSAT broadband communications product offerings by offering new media content to our customers.
Since the date of the acquisition, May 11, 2013, the Company has recorded approximately $8,800 of service revenue attributable to KVH Media Group within its consolidated financial statements for the year ended December 31, 2013.
Pro Forma Financial Information
The following table summarizes the supplemental statements of operations information on an unaudited pro forma basis as if the KVH Media Group acquisition had occurred on January 1, 2012:

	Year Ended December 31,
	2013	2012
Pro forma net revenues	$166,819	$149,836
Pro forma net income	$5,276	$4,781
Basic pro forma net income per share	$0.35	$0.32
Diluted pro forma net income per share	$0.34	$0.32
The pro forma results presented above are for illustrative purposes only for the periods presented and do not purport to be indicative of the actual results which would have occurred had the transaction been completed as of the beginning of the period, nor are they indicative of results of operations which may occur in the future.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2013, 2012 and 2011
(in thousands except share and per share amounts)

(10)    Goodwill and Intangible Assets

The Company’s goodwill and intangible assets are associated with the purchase of Virtek Communication (now the KVH Industries Norway AS) in September 2010 and Headland Media Limited (now known as the KVH Media Group) in May 2013.
Intangible assets are subject to amortization. The following table summarizes other intangible assets as of December 31, 2013 and 2012, respectively:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
December 31, 2013
Subscriber relationships	$8,763	$540	$8,223
Distribution rights	5,183	212	4,971
Internally developed software	571	118	453
Proprietary content	195	61	134
Intellectual property	2,280	1,074	1,206
	$16,992	$2,005	$14,987
December 31, 2012
Intellectual property	$2,510	$826	$1,684
	$2,510	$826	$1,684

The Company amortizes its intangible assets over the estimated useful lives of the respective assets. Amortization expense related to intangible assets was $1,179, $394 and $333 for years ended December 31, 2013, 2012, and 2011, respectively.
Estimated future amortization expense for intangible assets recorded by the Company at December 31, 2013 is as follows:

Years ending December 31,	Amortization Expense
2014	$1,842
2015	1,779
2016	1,620
2017	1,452
2018	1,225
Thereafter	7,069
Total amortization expense	$14,987
Goodwill is recorded when the consideration for an acquisition exceeds the fair value of net tangible and identifiable intangible assets acquired. The changes in the carrying amount of goodwill during the year ended December 31, 2013 is as follows:

2013
Balance at January 1	$4,712
Acquisition of KVH Media Group	13,129
Foreign currency translation adjustment	440
Balance at December 31	$18,281

(11)    401(k) Plan
The Company has a 401(k) Plan (the Plan) for all eligible employees. Participants may defer a portion of their pre-tax earnings subject to limits determined by the Internal Revenue Service. Participants age 50 or older may be eligible to make additional contributions. As of December 31, 2013, the Company matches one half of the first 4% contributed by the Plan participants. The Company’s contributions vest over a five-year period from the date of hire. Total Company matching contributions were $376, $352 and $335 for the years ended December 31, 2013, 2012, and 2011, respectively. In addition, the Company may make contributions to the Plan at the discretion of the Compensation Committee of the Board of Directors. There were no discretionary contributions in 2013, 2012, or 2011.

(12)    Business and Credit Concentrations
Significant portions of the Company’s net sales are as follows:

	Year Ended December 31,
	2013	2012	2011
Net sales to foreign customers outside the U.S. and Canada	37%	40%	29%
Net sales to SANG	12%	11%	*
Net sales to General Dynamics Land Systems-Canada	*	*	11%

*	Represents less than 10% of net sales.
The terms and conditions of sales to SANG and General Dynamics are consistent with the Company’s standard terms and conditions of product sales as discussed in note 1 of the Company’s consolidated financial statements. All receivable balances outstanding for these customers as of December 31, 2013 were paid as of the date of this report. No other individual customer accounted for more than 10% of the Company’s net sales for the years ended December 31, 2013, 2012, and 2011, respectively.

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
The Company operates in two geographic segments, exclusively in the mobile communications, navigation and guidance and stabilization equipment industry, which it considers to be a single business activity. The Company has two primary product categories: mobile communication and guidance and stabilization. Mobile communication sales and services include marine, land mobile, automotive, and aeronautical communication equipment and satellite-based voice, television and Broadband Internet connectivity services as well as distribution of premium licensed news, sports, movies and music content for commercial and leisure customers in the maritime, hotel, and retail markets. Guidance and stabilization sales and services include sales of defense-related navigation and guidance and stabilization equipment based upon digital compass and FOG sensor technology. Mobile communication and guidance and stabilization sales also include development contract revenue, product repairs and extended warranty sales.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2013, 2012 and 2011
(in thousands except share and per share amounts)

The following table summarizes information regarding the Company’s operations by geographic segment:

	Sales Originating From
Year ended December 31, 2013	Americas	Europe and Asia	Total
Mobile communication sales to the United States	$78,729	$1,099	$79,828
Mobile communication sales to Canada	462	39	501
Mobile communication sales to Europe	455	18,571	19,026
Mobile communication sales to other geographic areas	3,596	5,200	8,796
Guidance and stabilization sales to the United States	7,892	—	7,892
Guidance and stabilization sales to Canada	13,810	—	13,810
Guidance and stabilization sales to Europe	7,421	—	7,421
Guidance and stabilization sales to other geographic areas	25,014	—	25,014
Intercompany sales	3,465	2,184	5,649
Subtotal	140,844	27,093	167,937
Eliminations	(3,465)	(2,184)	(5,649)
Net sales	$137,379	$24,909	$162,288
Segment net income (loss)	$5,260	$(727)	$4,533
Depreciation and amortization	$4,521	$1,473	$5,994
Total assets	$136,051	$47,798	$183,849

	Sales Originating From
Year ended December 31, 2012	Americas	Europe and Asia	Total
Mobile communication sales to the United States	$62,857	$—	$62,857
Mobile communication sales to Canada	777	—	777
Mobile communication sales to Europe	417	15,255	15,672
Mobile communication sales to other geographic areas	3,936	4,443	8,379
Guidance and stabilization sales to the United States	8,632	—	8,632
Guidance and stabilization sales to Canada	10,736	—	10,736
Guidance and stabilization sales to Europe	11,793	—	11,793
Guidance and stabilization sales to other geographic areas	18,266	—	18,266
Intercompany sales	8,485	2,064	10,549
Subtotal	125,899	21,762	147,661
Eliminations	(8,485)	(2,064)	(10,549)
Net sales	$117,414	$19,698	$137,112
Segment net income (loss)	$4,316	$(736)	$3,580
Depreciation and amortization	$4,116	$494	$4,610
Total assets	$118,076	$19,492	$137,568

KVH INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2013, 2012 and 2011
(in thousands except share and per share amounts)

	Sales Originating From
Year ended December 31, 2011	North America	Europe	Total
Mobile communication sales to the United States	$50,797	$—	$50,797
Mobile communication sales to Canada	875	—	875
Mobile communication sales to Europe	438	13,244	13,682
Mobile communication sales to other geographic areas	1,280	3,568	4,848
Guidance and stabilization sales to the United States	11,951	—	11,951
Guidance and stabilization sales to Canada	16,643	—	16,643
Guidance and stabilization sales to Europe	7,877	—	7,877
Guidance and stabilization sales to other geographic areas	5,863	—	5,863
Intercompany sales	7,793	1,084	8,877
Subtotal	103,517	17,896	121,413
Eliminations	(7,793)	(1,084)	(8,877)
Net sales	$95,724	$16,812	$112,536
Segment net income	$396	$464	$860
Depreciation and amortization	$3,948	$426	$4,374
Total assets	$112,557	$15,999	$128,556

(14)    Share Buyback Program
On November 26, 2008, the Company’s Board of Directors authorized a program to repurchase up to one million shares of the Company’s common stock. As of December 31, 2013, 341,009 shares of the Company’s common stock remain available for repurchase under the authorized program. The repurchase program is funded using the Company’s existing cash, cash equivalents, marketable securities and future cash flows. Under the repurchase program, the Company, at management’s discretion, may repurchase shares on the open market from time to time, in privately negotiated transactions or block transactions, or through an accelerated repurchase agreement. The timing of such repurchases depends on availability of shares, price, market conditions, alternative uses of capital, and applicable regulatory requirements. The program may be modified, suspended or terminated at any time without prior notice. The repurchase program has no expiration date. There were no other repurchase programs outstanding during the year ended December 31, 2013 and no repurchase programs expired during the period.
During the years ended December 31, 2013, 2012, and 2011 the Company repurchased 0, 0 and 457,667 shares of its common stock in open market transactions at a cost of $0, $0 and $3,679, respectively.

(15)    Fair Value Measurements
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

Level 3:	Unobservable inputs that are supported by little or no market activity, and are developed based on the best information available given the circumstances. The Company has no Level 3 assets.
Assets and liabilities measured at fair value are based the valuation techniques identified in the table below. The valuation techniques are:

(a)	Market approach—prices and other relevant information generated by market transactions involving identical or comparable assets.

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

The following tables present financial assets at December 31, 2013 and December 31, 2012 for which the Company measures fair value on a recurring basis, by level, within the fair value hierarchy:

December 31, 2013	Total	Level 1	Level 2	Level 3	Valuation Technique
Assets
Money market mutual funds	$19,957	$19,957	$—	$—	(a)
Government agency bonds	8,041	8,041	—	—	(a)
United States treasuries	7,509	7,509	—	—	(a)
Corporate notes	8,453	8,453	—	—	(a)
Certificates of deposit	2,426	2,426	—	—	(a)
Foreign currency forward contracts	114	—	114	—	(c)
Liabilities
Interest rate swaps	$332	$—	$332	$—	(b)
December 31, 2012	Total	Level 1	Level 2	Level 3	Valuation Technique
Assets
Money market mutual funds	$9,921	$9,921	$—	$—	(a)
Government agency bonds	6,818	6,818	—	—	(a)
United States treasuries	6,089	6,089	—	—	(a)
Corporate notes	4,679	4,679	—	—	(a)
Certificates of deposit	1,800	1,800	—	—	(a)
Liabilities
Interest rate swaps	$542	$—	$542	$—	(b)
Certain financial instruments are carried at cost on the consolidated balance sheets, which approximates fair value due to their short-term, highly liquid nature. These instruments include cash and cash equivalents, accounts receivable, accounts payable and accrued expenses.
Assets Measured and Recorded at Fair Value on a Nonrecurring Basis
The Company's non-financial assets and liabilities, such as goodwill, intangible assets, and other long-lived assets resulting from business combinations are measured at fair value using income approach valuation methodologies at the date of acquisition and subsequently re-measured if there are indicators of impairment. There were no indicators of impairment identified during the year ended December 31, 2013.  As of December 31, 2013, the Company did not have any other non-financial assets and liabilities that were carried at fair value on a recurring basis in the consolidated financial statements or for which a fair value measurement was required.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2013, 2012 and 2011
(in thousands except share and per share amounts)

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
As required by ASC Topic 815, Derivatives and Hedging, the Company records all derivatives on the balance sheet at fair value. As of December 31, 2013, the fair value of the derivatives is included in other accrued liabilities and the unrealized loss is included in other comprehensive loss.
As of December 31, 2013, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivatives	Notional (in thousands)	Asset (Liability)	Effective Date	Maturity Date	Index	Strike Rate
Interest rate swap	$1,707	(159)	April 1, 2010	April 1, 2019	1-month LIBOR	5.91%
Interest rate swap	$1,707	(173)	April 1, 2010	April 1, 2019	1-month LIBOR	6.07%

(17)    Legal Matters
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

(18)    Quarterly Financial Results (Unaudited)

The following financial information for interim periods includes transactions which affect comparability of the quarterly results for the year ended December 31, 2013. During the second quarter of 2013, the Company acquired Headland Media Limited (now known as the KVH Media Group), as described in note 9, “Acquisition”, resulting in increased service sales and service gross margins.
Financial information for interim periods was as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share amounts)
2013
Product sales	$25,216	$25,886	$20,331	$18,862
Service sales	14,711	17,311	19,885	20,086
Gross profit	15,769	18,026	16,527	15,390
Net income (loss)	$1,963	$1,549	$1,386	$(365)
Net income (loss) per share (a):
Basic	$0.13	$0.10	$0.09	$(0.02)
Diluted	$0.13	$0.10	$0.09	$(0.02)
2012
Product sales	$17,083	$21,041	$24,529	$28,024
Service sales	9,645	10,978	14,293	11,519
Gross profit	9,943	12,451	15,490	17,090
Net (loss) income	(1,375)	453	1,745	2,757
Net (loss) income per share (a):
Basic	$(0.09)	$0.03	$0.12	$0.19
Diluted	$(0.09)	$0.03	$0.12	$0.18

(a)
Net income (loss) per share is computed independently for each of the quarters. Therefore, the net income (loss) per share for the four quarters may not equal the annual net income (loss) per share data.