Form 10-Q
period 2014-03-31
KVH INDUSTRIES INC \DE\
filed 2014-05-09
CIK 1007587

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2014
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Date	Class	Outstanding shares
May 5, 2014	Common Stock, par value $0.01 per share	15,859,352

KVH INDUSTRIES, INC. AND SUBSIDIARIES
Form 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1.    Financial Statements
KVH INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts, unaudited)

	March 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$12,283	$9,358
Marketable securities	41,425	46,386
Accounts receivable, net of allowance for doubtful accounts of approximately $1,427 as of March 31, 2014 and $1,705 as of December 31, 2013	28,173	27,549
Inventories	18,704	18,255
Prepaid expenses and other assets	4,726	3,784
Deferred income taxes	3,128	3,060
Total current assets	108,439	108,392
Property and equipment, less accumulated depreciation of $37,689 as of March 31, 2014 and $36,456 as of December 31, 2013	36,682	37,142
Intangible assets, less accumulated amortization of $2,465 as of March 31, 2014 and $2,005 as of December 31, 2013	14,654	14,987
Goodwill	18,407	18,281
Other non-current assets	4,801	5,047
Total assets	$182,983	$183,849
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,445	$8,876
Accrued compensation and employee-related expenses	4,387	5,859
Accrued other	8,183	7,325
Accrued product warranty costs	1,367	1,269
Deferred revenue	5,735	4,858
Current portion of long-term debt	1,282	1,272
Total current liabilities	29,399	29,459
Deferred income taxes	375	625
Other long-term liabilities	194	204
Line of credit	30,000	30,000
Long-term debt, excluding current portion	6,770	7,094
Total liabilities	66,738	67,382
Commitments and contingencies (notes 3 and 9)
Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 1,000,000 shares; none issued	—	—
Common stock, $0.01 par value. Authorized 30,000,000 shares; 17,062,241 and 16,936,128 shares issued at March 31, 2014 and December 31, 2013; and 15,403,250 and 15,277,137 shares outstanding at March 31, 2014 and December 31, 2013, respectively	171	169
Additional paid-in capital	117,781	117,147
Retained earnings	10,717	11,840
Accumulated other comprehensive income	726	461
Less: treasury stock at cost, common stock, 1,658,991 shares as of March 31, 2014 and December 31, 2013	(13,150)	(13,150)
Total stockholders’ equity	116,245	116,467
Total liabilities and stockholders’ equity	$182,983	$183,849

See accompanying Notes to Unaudited Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except earnings per share amounts, unaudited)

	Three Months Ended
	March 31,
	2014	2013
Sales:
Product	$18,007	$25,216
Service	18,978	14,711
Net sales	36,985	39,927
Costs and expenses:
Costs of product sales	11,332	13,909
Costs of service sales	11,060	10,249
Research and development	3,667	2,950
Sales, marketing and support	7,470	6,943
General and administrative	5,150	3,374
Total costs and expenses	38,679	37,425
(Loss) income from operations	(1,694)	2,502
Interest income	210	168
Interest expense	191	76
Other income, net	107	24
(Loss) income before income tax (benefit) expense	(1,568)	2,618
Income tax (benefit) expense	(445)	655
Net (loss) income	$(1,123)	$1,963

Net (loss) income per common share
Basic	$(0.07)	$0.13
Diluted	$(0.07)	$0.13
Weighted average number of common shares outstanding:
Basic	15,313	14,989
Diluted	15,313	15,219

See accompanying Notes to Unaudited Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands, unaudited)

	Three Months Ended
	March 31,
	2014	2013
Net (loss) income	$(1,123)	$1,963
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available-for-sale securities	8	(5)
Foreign currency translation adjustment	248	(391)
Unrealized gain on derivative instruments	9	42
Other comprehensive income (loss), net of tax	265	(354)
Total comprehensive (loss) income	$(858)	$1,609

See accompanying Notes to Unaudited Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Three Months Ended
	March 31,
	2014	2013
Cash flows from operating activities:
Net (loss) income	$(1,123)	$1,963
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Provision for doubtful accounts	47	72
Depreciation and amortization	1,693	1,224
Deferred income taxes	(289)	683
Loss on derivative instruments	21	31
Compensation expense related to stock-based awards and employee stock purchase plan	1,003	1,082
Changes in operating assets and liabilities:
Accounts receivable	(698)	(1,825)
Inventories	(459)	(721)
Prepaid expenses and other assets	(984)	(813)
Other non-current assets	245	227
Accounts payable	(421)	(332)
Deferred revenue	907	182
Accrued expenses	(503)	(565)
Other long-term liabilities	(10)	1,170
Net cash (used in) provided by operating activities	(571)	2,378
Cash flows from investing activities:
Capital expenditures	(771)	(790)
Purchases of marketable securities	(9,287)	(12,705)
Maturities and sales of marketable securities	14,256	3,701
Net cash provided by (used in) investing activities	4,198	(9,794)
Cash flows from financing activities:
Repayments of long-term debt	(314)	(116)
Borrowings from long-term debt	—	4,671
Proceeds from stock options exercised and employee stock purchase plan	129	1,199
Payment of employee restricted stock withholdings	(481)	(828)
Net cash (used in) provided by financing activities	(666)	4,926
Effect of exchange rate changes on cash and cash equivalents	(36)	41
Net increase (decrease) in cash and cash equivalents	2,925	(2,449)
Cash and cash equivalents at beginning of period	9,358	8,978
Cash and cash equivalents at end of period	$12,283	$6,529

See accompanying Notes to Unaudited Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited, all amounts in thousands except per share amounts)

(1) Description of Business
KVH Industries, Inc. (together with its subsidiaries, the Company or KVH) designs, develops, manufactures and markets mobile communications products for the marine, land mobile and aeronautical markets, and navigation, guidance and stabilization products for both the defense and commercial markets.
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
KVH’s mobile communications service sales include sales earned from satellite voice and Internet airtime services, engineering services provided under development contracts, sales from product repairs, and extended warranty sales. Mobile communications services sales also include our distribution of commercially licensed news, sports, movies, music, and training video content to commercial and leisure customers in the maritime, hotel, and retail markets through the KVH Media Group (acquired as Headland Media Limited), the media and entertainment service company that KVH acquired on May 11, 2013. KVH provides, for monthly fixed and usage fees, satellite connectivity sales from broadband Internet, data and Voice over Internet Protocol (VoIP) service to its TracPhone V-series customers. KVH also earns monthly usage fees for third-party satellite connectivity for voice, data and Internet services to its Inmarsat and Iridium TracPhone customers who choose to activate their subscriptions with KVH.
KVH’s guidance and stabilization service sales include product repairs, engineering services provided under development contracts and extended warranty sales.

(2) Basis of Presentation
The accompanying consolidated financial statements of KVH Industries, Inc. and its wholly owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America. The Company has evaluated all subsequent events through the date of this filing. All significant intercompany accounts and transactions have been eliminated in consolidation.
The consolidated financial statements have not been audited by our independent registered public accounting firm and include all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations, and cash flows for the periods presented. These consolidated financial statements do not include all disclosures associated with annual financial statements and accordingly should be read in conjunction with the Company’s consolidated financial statements and related notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2013 filed on March 17, 2014 with the Securities and Exchange Commission. The results for the three months ended March 31, 2014 are not necessarily indicative of operating results for the remainder of the year.

(3) Significant Estimates and Assumptions
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of sales and expenses during the reporting periods. As described in the Company's annual report on Form 10-K, the most significant estimates and assumptions by management affect the Company’s revenue recognition, valuation of accounts receivable, valuation of inventory, assumptions used to determine fair value of goodwill and intangible assets, deferred tax assets and related valuation allowance, stock-based compensation, warranty and accounting for contingencies. The Company has reviewed these estimates and determined that these, as well as the additional revenue recognition discussion below, remain the most significant estimates for the quarter ended March 31, 2014.
Although the Company regularly assesses these estimates, actual results could differ materially from these estimates. Changes in estimates are recorded in the period in which they become known. The Company bases its estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances.
The Company has accounted for its $35,600 contract received in June 2012 from the Saudi Arabian National Guard, or SANG, to purchase TACNAV products and services under Accounting Standards Codification (ASC) 605-25, Multiple-Element Arrangements. The total contract value associated with TACNAV products is $21,200 for which the final shipments were completed in the second quarter of 2013. Revenue is recognized for these product sales after transfer of title and risk of loss after inspection occurs. The total contract value associated with all services is $14,400 which are estimated to continue into the third quarter of 2014. The contract value for the services portion of the SANG TACNAV order remaining to be performed as of March 31, 2014 is approximately $300. The revenue for these services is recognized using the percentage of completion accounting method. The Company limits the amount of revenue recognized for delivered elements to the amount that is not contingent on the future delivery of products or services, future performance obligations, or subject to customer-specific return or refund privileges.

(4) Stock-Based Compensation
The Company recognizes stock-based compensation in accordance with the provisions of ASC Topic 718, Compensation-Stock Based Compensation. Stock-based compensation expense was $1,003 and $1,082 for the three months ended March 31, 2014 and March 31, 2013, respectively. As of March 31, 2014, there was $2,237 of total unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted-average period of 2.13 years. As of March 31, 2014, there was $5,414 of total unrecognized compensation expense related to restricted stock awards, which is expected to be recognized over a weighted-average period of 3.19 years.
The Company granted 225 and 226 restricted stock awards to employees under the terms of the Amended and Restated 2006 Stock Incentive Plan during the three months ended March 31, 2014 and 2013, respectively. The restricted stock awards vest ratably over four years from the date of grant subject to the recipient remaining employed through the applicable vesting dates. Compensation expense for restricted stock awards is measured at fair value on the date of grant based on the number of shares granted and the quoted market closing price of the Company’s common stock. Such value is recognized as expense over the vesting period of the award, net of estimated forfeitures.
There were no stock options granted to employees under the terms of the Amended and Restated 2006 Stock Incentive Plan during the three months ended March 31, 2014 and 2013.

(5) Net (Loss) Income per Common Share
Basic net (loss) income per share is calculated based on the weighted average number of common shares outstanding during the period. Diluted net income per share incorporates the dilutive effect of common stock equivalent options, warrants and other convertible securities, if any, as determined with the treasury stock accounting method. For the three months ended March 31, 2014, since there was a net loss, the Company excluded all outstanding stock options and non-vested restricted shares from its diluted loss per share calculation, as inclusion of these securities would have reduced the net loss per share. Common stock equivalents related to options and restricted stock awards for 440 shares of common stock for the three months ended March 31, 2013 have been excluded from the fully diluted calculation of net income per share, as inclusion would be anti-dilutive.

A reconciliation of the basic and diluted weighted average common shares outstanding is as follows:

	Three Months Ended
	March 31,
	2014	2013
Weighted average common shares outstanding—basic	15,313	14,989
Dilutive common shares issuable in connection with stock plans	—	230
Weighted average common shares outstanding—diluted	15,313	15,219

(6) Inventories
Inventories are stated at the lower of cost or market using the first-in first-out costing method. Inventories as of March 31, 2014 and December 31, 2013 include the costs of material, labor, and factory overhead. Components of inventories consist of the following:

	March 31, 2014	December 31, 2013
Raw materials	$10,158	$9,783
Work in process	3,347	3,087
Finished goods	5,199	5,385
	$18,704	$18,255

(7) Product Warranty
The Company’s products carry limited warranties that typically range from one to two years and vary by product. The warranty period begins on the date of retail purchase or lease by the original purchaser. The Company accrues estimated product warranty costs at the time of sale and any additional amounts are recorded when such costs are probable and can be reasonably estimated. Factors that affect the Company’s warranty liability include the number of units sold or leased, historical and anticipated rates of warranty repairs and the cost per repair. Warranty and related costs are reflected within sales, marketing and support in the accompanying statements of operations. As of March 31, 2014 and December 31, 2013, the Company had accrued product warranty costs of $1,367 and $1,269, respectively.
The following table summarizes product warranty activity during 2014 and 2013:

	Three Months Ended
	March 31,
	2014	2013
Beginning balance	$1,269	$814
Charges to expense	434	315
Costs incurred	(336)	(326)
Ending balance	$1,367	$803

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

The Company operates in two geographic segments, exclusively in the mobile communications, navigation and guidance and stabilization equipment industry, which it considers to be a single business activity. The Company has two primary product categories: mobile communications and guidance and stabilization. Mobile communication sales and services include marine, land mobile, automotive, and aeronautical communication equipment and satellite-based voice, television and Broadband Internet connectivity services, as well as distribution of commercially licensed premium licensed news, sports, movies, music and training video content for commercial and leisure customers in the maritime, hotel, and retail markets. Guidance and stabilization sales and services include sales of defense-related navigation and guidance and stabilization equipment based upon digital compass and FOG sensor technology. Mobile communication and guidance and stabilization sales also include development contract revenue, product repairs and extended warranty sales.
The following table summarizes information regarding the Company’s operations by geographic segment:

	Sales Originating From
Three months ended March 31, 2014	Americas	Europe and Asia	Total
Mobile communication sales to the United States	$20,677	$320	$20,997
Mobile communication sales to Canada	170	15	185
Mobile communication sales to Europe	27	5,821	5,848
Mobile communication sales to other geographic areas	864	1,081	1,945
Guidance and stabilization sales to the United States	1,973	—	1,973
Guidance and stabilization sales to Canada	3,182	—	3,182
Guidance and stabilization sales to Europe	1,101	—	1,101
Guidance and stabilization sales to other geographic areas	1,754	—	1,754
Intercompany sales	1,576	876	2,452
Subtotal	31,324	8,113	39,437
Eliminations	(1,576)	(876)	(2,452)
Net sales	$29,748	$7,237	$36,985
Segment net (loss) income	$(1,196)	$73	$(1,123)
Depreciation and amortization	$1,131	$562	$1,693
Total assets	$165,229	$17,754	$182,983

	Sales Originating From
Three months ended March 31, 2013	Americas	Europe and Asia	Total
Mobile communication sales to the United States	$17,482	$—	$17,482
Mobile communication sales to Canada	162	—	162
Mobile communication sales to Europe	118	3,484	3,602
Mobile communication sales to other geographic areas	910	751	1,661
Guidance and stabilization sales to the United States	1,443	—	1,443
Guidance and stabilization sales to Canada	2,954	—	2,954
Guidance and stabilization sales to Europe	2,710	—	2,710
Guidance and stabilization sales to other geographic areas	9,913	—	9,913
Intercompany sales	605	377	982
Subtotal	36,297	4,612	40,909
Eliminations	(605)	(377)	(982)
Net sales	$35,692	$4,235	$39,927
Segment net income	$1,200	$763	$1,963
Depreciation and amortization	$1,150	$74	$1,224
Total assets	$125,565	$19,738	$145,303

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

(10) Share Buyback Program
On November 26, 2008, the Company’s Board of Directors authorized a program to repurchase up to one million shares of the Company’s common stock. As of March 31, 2014, 341,009 shares of the Company’s common stock remain available for repurchase under the authorized program. The repurchase program is funded using the Company’s existing cash, cash equivalents, marketable securities and future cash flows. Under the repurchase program, the Company, at management’s discretion, may repurchase shares on the open market from time to time, in privately negotiated transactions or block transactions, or through an accelerated repurchase agreement. The timing of such repurchases depends on availability of shares, price, market conditions, alternative uses of capital, and applicable regulatory requirements. The program may be modified, suspended or terminated at any time without prior notice. The repurchase program has no expiration date. There were no other repurchase programs outstanding during the three months ended March 31, 2014 and no repurchase programs expired during the period.
The Company did not repurchase any shares of its common stock in the three months ended March 31, 2014.

(11) Fair Value Measurements
ASC Topic 820, Fair Value Measurements and Disclosures (ASC 820), provides a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 describes three levels of inputs that may be used to measure fair value:

Level 1:
Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. The Company’s Level 1 assets are investments in money market mutual funds, government agency bonds, United States treasuries, municipal bonds, corporate notes, and certificates of deposit.

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

The following tables present financial assets and liabilities at March 31, 2014 and December 31, 2013 for which the Company measures fair value on a recurring basis, by level, within the fair value hierarchy:

March 31, 2014	Total	Level 1	Level 2	Level 3	Valuation Technique
Assets
Money market mutual funds	$16,821	$16,821	$—	$—	(a)
Government agency bonds	7,501	7,501	—	—	(a)
United States treasuries	4,008	4,008	—	—	(a)
Municipal bonds	4,186	4,186	—	—	(a)
Corporate notes	6,386	6,386	—	—	(a)
Certificates of deposit	2,523	2,523	—	—	(a)
Foreign currency forward contracts	94	—	94	—	(c)
Liabilities
Interest rate swaps	$322	$—	$322	$—	(b)

December 31, 2013	Total	Level 1	Level 2	Level 3	Valuation Technique
Assets
Money market mutual funds	$19,957	$19,957	$—	$—	(a)
Government agency bonds	7,509	7,509	—	—	(a)
United States treasuries	8,041	8,041	—	—	(a)
Corporate notes	8,453	8,453	—	—	(a)
Certificates of deposit	2,426	2,426	—	—	(a)
Foreign currency forward contracts	114	—	114	—	—
Liabilities
Interest rate swaps	$332	$—	$332	$—	(b)
Certain financial instruments are carried at cost on the consolidated balance sheets, which approximates fair value due to their short-term, highly liquid nature. These instruments include cash and cash equivalents, accounts receivable, accounts payable and accrued expenses.

Assets Measured and Recorded at Fair Value on a Nonrecurring Basis

The Company's non-financial assets and liabilities, such as goodwill, intangible assets, and other long-lived assets resulting from business combinations are measured at fair value using income approach valuation methodologies at the date of acquisition and subsequently re-measured if there are indicators of impairment. There were no indicators of impairment identified during the three months ended March 31, 2014.  As of March 31, 2014, we did not have any other non-financial assets and liabilities that were carried at fair value on a recurring basis in the consolidated financial statements or for which a fair value measurement was required.

(12) Acquisition
On May 11, 2013, KVH Industries U.K. Limited, a newly formed, wholly owned subsidiary of KVH, entered into a Share Purchase Agreement with Oakley Capital Private Equity L.P., Mark Woodhead, Andrew Michael Galvin and the Trustees of the Headland Media Limited Employee Benefit Trust to acquire all of the issued share capital of Headland Media Limited (now known as the KVH Media Group), a media and entertainment service company based in the United Kingdom that distributes premium commercially licensed news, sports, movies, music and training video content for commercial and leisure customers in the maritime, hotel, and retail markets, for an aggregate purchase price of £15,576 ($24,169 at the exchange rate of £1.00: $1.5517 on May 11, 2013). The aggregate purchase price includes $169 in payments made in July 2013 related to a post-closing adjustment. The acquisition of Headland Media Limited (now known as the KVH Media Group) was accounted for under the acquisition method of accounting for the business combination. The purchase price was determined as a result of arms-length negotiation and was subject to a potential post-closing adjustment based on the value of the net assets delivered at the closing.

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
Since the date of the acquisition, May 11, 2013, the Company has recorded approximately $12,100 of service revenue attributable to KVH Media Group within its consolidated financial statements, of which $3,300 was recorded during the three months ended March 31, 2014.
Pro Forma Financial Information
The following table provides certain supplemental statements of operations information on an unaudited pro forma basis as if the KVH Media Group acquisition had occurred on January 1, 2013:

Three Months Ended March 31, 2013
Pro forma net revenues	$42,987
Pro forma net income	$2,090
Basic pro forma net income per share	$0.14
Diluted pro forma net income per share	$0.14
The pro forma results presented above are for illustrative purposes only for the periods presented and do not purport to be indicative of the actual results which would have occurred had the transaction been completed as of the beginning of the period, nor are they indicative of results of operations which may occur in the future.

(13) Goodwill and Intangible Assets

The following table sets forth the changes in the carrying amount of goodwill for the three months ended March 31, 2014:

Amounts
Balance at December 31, 2013	$18,281
Foreign currency translation adjustment	126
Balance at March 31, 2014	$18,407

The Company performed its annual goodwill impairment test as of August 31, 2013, as defined by ASC Topic 350, Intangibles—Goodwill and Other (ASC 350). ASC 350 requires that the impairment test be performed through the application of a two-step process. The first step compares the carrying value of the Company’s reporting units to their estimated fair values as of the test date. If fair value is less than carrying value, a second step is performed to quantify the amount of the impairment, if any. As of August 31, 2013, the Company performed its annual impairment test for goodwill at the reporting unit level and, after conducting the first step, determined that it was not necessary to conduct the second step as it concluded that the fair value of its reporting units substantially exceeded their carrying value. Accordingly, the Company determined no adjustment to goodwill was necessary.
For intangible assets, the Company assesses the carrying value of these assets whenever events or circumstances indicate that the carrying value may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset, or asset group, to the future undiscounted cash flows expected to be generated by the asset, or asset group. There were no events or changes in circumstances during the first quarter of 2014 which indicated that an assessment of the impairment of goodwill and intangible assets was required.

Acquired intangible assets are subject to amortization. The following table summarizes acquired intangible assets at March 31, 2014 and December 31, 2013, respectively:

	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
March 31, 2014
Subscriber relationships	10	$8,837	$757	$8,080
Distribution rights	15	5,226	297	4,929
Internally developed software	3	575	166	409
Proprietary content	2	196	86	110
Intellectual property	7	2,285	1,159	1,126
		$17,119	$2,465	$14,654
December 31, 2013
Subscriber relationships	10	$8,763	$540	$8,223
Distribution rights	15	5,183	212	4,971
Internally developed software	3	571	118	453
Proprietary content	2	195	61	134
Intellectual property	7	2,280	1,074	1,206
		$16,992	$2,005	$14,987

Estimated future amortization expense remaining at March 31, 2014 for intangible assets acquired is as follows:

Year Ending
December 31,
2014	$1,394
2015	1,792
2016	1,631
2017	1,464
2018	1,236
Thereafter	7,137
Total future amortization expense	$14,654

(14) Business and Credit Concentrations
Significant portions of the Company’s net sales are as follows:

	Three Months Ended
	March 31,
	2014	2013
Net sales to foreign customers outside the U.S. and Canada	29%	45%
Net sales to Customer A	*	23%

*	Represents less than 10% of net sales in the period.

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
As required by ASC Topic 815, Derivatives and Hedging, the Company records all derivatives on the balance sheet at fair value. As of March 31, 2014, the fair value of the derivatives is included in other accrued liabilities and the unrealized gain is included in accumulated other comprehensive income.
As of March 31, 2014, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivatives	Notional (in thousands)	Asset (Liability)	Effective Date	Maturity Date	Index	Strike Rate
Interest rate swap	$1,690	(155)	April 1, 2010	April 1, 2019	1-month LIBOR	5.91%
Interest rate swap	$1,690	(167)	April 1, 2010	April 1, 2019	1-month LIBOR	6.07%

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Introduction
The statements included in this quarterly report on Form 10-Q, other than statements of historical fact, are forward-looking statements. Examples of forward-looking statements include statements regarding our future financial results, operating results, business strategies, projected costs, products, competitive positions and plans, customer preferences, consumer trends, anticipated product development, and objectives of management for future operations. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” or the negative of these terms or other comparable terminology. Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed in the section entitled “Risk Factors” in Item 1A of Part I of our annual report on Form 10-K for the year ended December 31, 2013. These and many other factors could affect our future financial and operating results, and could cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by us or on our behalf. For example, our expectations regarding certain items as a percentage of sales assume that we will achieve our anticipated sales goals. The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this report.

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
Our mobile communications service sales include sales earned from satellite voice and Internet airtime services, engineering services provided under development contracts, sales from product repairs, and extended warranty sales. Our mobile communications services sales also include our distribution of commercially licensed news, sports, music, movies and training video content to commercial and leisure customers in the maritime, hotel, and retail markets. We typically recognize revenue from media content sales ratably over the period of the service contract. We provide, for monthly fixed and usage fees, satellite connectivity services for broadband Internet, data and Voice over Internet Protocol (VoIP) service to our TracPhone V-series customers. We also earn monthly usage fees for third-party satellite connectivity for voice, data and Internet services to our Inmarsat and Iridium TracPhone customers who choose to activate their subscriptions with us. Our service sales have grown as a percentage of total revenue from 24% of our net sales in 2011 to 34% in 2012 to 44% in 2013 to 51% in the three months ended March 31, 2014, a portion of which is attributable to our acquisition of the KVH Media Group business in May 2013.
Our guidance and stabilization service sales include engineering services provided under development contracts, product repairs and extended warranty sales. Our guidance and stabilization sales in the three months ended March 31, 2014 and 2013 included $1.0 million and $9.2 million, respectively, attributable to our $35.6 million contract with the Saudi Arabian National Guard, the largest contract in the history of our company. We completed the delivery of TACNAV product shipments under the SANG contract in the second quarter of 2013 and expect to complete the services portion of the SANG contract in the third quarter of 2014. At March 31, 2014, the contract value of the services remaining to be performed under the SANG contract was $0.3 million.

We generate sales primarily from the sale of our mobile satellite systems and services and our guidance and stabilization products and services. The following table provides, for the periods indicated, our sales by industry category:

	Three Months Ended
	March 31,
	2014	2013
	(in thousands)
Mobile communications	$28,975	$22,907
Guidance and stabilization	8,010	17,020
Net sales	$36,985	$39,927
We have historically derived a substantial portion of our sales from sales to customers located outside the United States. Notes 8 and 14 of the notes to the consolidated financial statements provide information regarding our sales to specific geographic regions.

Critical Accounting Policies and Significant Estimates
The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, sales and expenses, and related disclosure at the date of our financial statements. Our significant accounting policies are summarized in note 1 of the notes to the consolidated financial statements in our annual report on Form 10-K for the year ended December 31, 2013.
As described in our annual report on Form 10-K for the year ended December 31, 2013, our most critical accounting policies and estimates upon which our consolidated financial statements were prepared were those relating to revenue recognition, allowances for accounts receivable, inventories, income taxes and deferred income tax assets and liabilities, warranty, stock-based compensation, goodwill and intangible assets and contingencies. We have reviewed our policies and estimates and determined that these remain our most critical accounting policies and estimates for the quarter ended March 31, 2014.
Readers should refer to our annual report on Form 10-K for the year ended December 31, 2013 under “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Critical Accounting Policies and Significant Estimates” for descriptions of these policies and estimates.

Results of Operations
The following table provides, for the periods indicated, certain financial data expressed as a percentage of net sales:

	Three Months Ended
	March 31,
	2014	2013
Sales:
Product	48.7%	63.2%
Service	51.3	36.8
Net sales	100.0	100.0
Cost and expenses:
Costs of product sales	30.7	34.8
Costs of service sales	29.9	25.7
Research and development	9.9	7.4
Sales, marketing and support	20.2	17.4
General and administrative	13.9	8.5
Total costs and expenses	104.6	93.8
(Loss) income from operations	(4.6)	6.2
Interest income	0.6	0.4
Interest expense	0.5	0.2
Other income, net	0.3	0.1
(Loss) income before income tax (benefit) expense	(4.2)	6.5
Income tax (benefit) expense	(1.2)	1.6
Net (loss) income	(3.0)%	4.9%
Three Months Ended March 31, 2014 and 2013
Net Sales
Product sales decreased $7.2 million, or 29%, to $18.0 million for the three months ended March 31, 2014 from $25.2 million for the three months ended March 31, 2013. The decrease was primarily due to a decrease in sales of our guidance and stabilization products of approximately $7.1 million, or 51%. Specifically, sales of our TACNAV defense products decreased $6.2 million, or 80%, primarily as a result of decreased product sales related to our Saudi Arabian National Guard (SANG) contract. Product shipments under the contract were completed in the second quarter of 2013. Also contributing to the decrease in sales of our guidance and stabilization products during the three months ended March 31, 2014 was a decrease in sales of our FOG products of $0.9 million, or 16%, as compared to the three months ended March 31, 2013, primarily as a result of decreased sales under the U.S. Army’s Common Remotely Operated Weapon Stations (CROWS) III program. The decrease in FOG sales related the U.S. Army’s CROWS III program was partially offset by increased demand for FOGs for commercial applications.
We expect that our TACNAV product sales will decrease year-over-year, primarily due to the completion of the SANG product order discussed above. Although we expect that TACNAV sales will continue to grow over the long term, sales on a quarter-to-quarter or year-to-year basis could continue to be very uneven. We also expect that our FOG sales will modestly decrease year-over-year, primarily due to reduced FOG demand for the U.S. Army’s CROWS III program.
Mobile communications product sales decreased $0.1 million, or 1%, to $11.3 million for the three months ended March 31, 2014 from $11.4 million for the three months ended March 31, 2013. Sales of marine satellite communications and satellite television products for the three months ended March 31, 2014 were consistent with the three months ended March 31, 2013. Marine satellite communications sales of our TracPhone V11 increased as did our TracPhone V7 sales. Sales of our marine satellite television products decreased 9%, primarily as a result of the unseasonably cold spring that impacted the North American leisure market and a temporary component shortage for one of our TracVision products. We remain cautious about the prospects for our overall marine product sales, specifically in Europe and Asia, as a result of ongoing challenges in the global economy. However, we expect our mini-VSAT product sales will continue to grow year-over-year.

Mobile communications product sales originating from our European and Asian subsidiaries for the three months ended March 31, 2014 decreased $0.4 million, or 9%, as compared to the three months ended March 31, 2013. Mobile communications product sales originating from the Americas for the three months ended March 31, 2014 increased $0.3 million, or 4%, as compared to the three months ended March 31, 2013.
Service sales for the three months ended March 31, 2014 increased $4.3 million, or 29%, to $19.0 million from $14.7 million for the three months ended March 31, 2013. The primary reason for the increase was a $3.6 million increase in airtime sales for our mini-VSAT Broadband service. Also contributing to the increase in service sales was a $3.3 million increase in new media sales arising from our acquisition of Headland Media Limited (now known as the KVH Media Group) in May 2013. Partially offsetting the increases in service sales was a $1.9 million decrease in contracted engineering services primarily from decreased construction and program management services provided in connection with the SANG contract, a $0.4 million decrease in Inmarsat service sales, and a $0.3 million decrease in service repair and installation sales.
We expect that our mini-VSAT services sales will continue to grow year-over-year primarily from increased TracPhone V11 and V7 activations, an overall increase in our mini-VSAT Broadband customer base, and from the introduction of new value-added services to our mini-VSAT Broadband customers such as IP-MobileCast, which we expect to begin generating service revenue in the second quarter of 2014. We also expect that our contracted engineering services will significantly decrease year-over-year driven by the anticipated completion of the SANG project management services in the third quarter of 2014.
Costs of Sales
For the three months ended March 31, 2014, costs of product sales decreased by $2.6 million, or 19%, to $11.3 million from $13.9 million for the three months ended March 31, 2013. The primary reason for the decrease was the decrease in sales of our TACNAV and FOG products discussed above.
Costs of service sales increased by $0.9 million, or 8%, to $11.1 million for the three months ended March 31, 2014 from $10.2 million for the three months ended March 31, 2013. The primary reason for the increase was a $1.8 million increase in airtime costs of sales for our mini-VSAT Broadband service. Also contributing to the increase was a $1.0 million increase in costs of service sales from the KVH Media Group. Partially offsetting these increases was a $1.8 million decrease in engineering services costs of sales due primarily to a decrease in the services provided in connection with the SANG contract as discussed above.
Gross margin from product sales for the three months ended March 31, 2014 decreased to 37% as compared to 45% for the three months ended March 31, 2013. The decrease in our gross margin from product sales was primarily due to a decrease in sales of our TACNAV products discussed above, which generally have higher margins than our mobile communications products.
Gross margin from service sales for the three months ended March 31, 2014 increased to 42% as compared to 30% for the three months ended March 31, 2013. The increase in our gross margin from service sales was primarily attributable to the service gross margin contributed from our new KVH Media Group business. Also contributing to the gross margin increase was an increase in gross margin for mini-VSAT Broadband service sales to 37% from 33% in the year-ago period. Partially offsetting the increase in service gross margin was a decrease in gross margin for installation services.
We expect that although mini-VSAT Broadband service revenue will continue to increase year-over-year, we do not anticipate the same year-over-year increase in gross margin percentage achieved in 2013. We anticipate that the favorable impact to our mini-VSAT Broadband service margin that we expect to achieve from increased TracPhone V11 and V7 activations, as well as an overall increase in our mini-VSAT Broadband customer base will be partially offset by the additional service costs of introducing new value-added services to our mini-VSAT Broadband customers such as IP-MobileCast in 2014.
Operating Expenses
Research and development expense for the three months ended March 31, 2014 increased by $0.7 million, or 24%, to $3.7 million from $3.0 million for the three months ended March 31, 2013. The primary reason for the increase in 2014 expense was a $0.5 million increase in consulting expense driven by the development of our new satellite television products and IP-MobileCast content delivery service. As a percentage of net sales, research and development expense for the quarter ended March 31, 2014 was 10% as compared to 7% for the quarter ended March 31, 2013.
We expect research and development expense will continue to increase year-over-year due to the continued development efforts associated with the introductions of new value-added services to our mini-VSAT Broadband customers such as IP-MobileCast, as well as new FOG and TACNAV products.

Sales, marketing and support expense for the three months ended March 31, 2014 increased by $0.6 million, or 8%, to $7.5 million from $6.9 million for the three months ended March 31, 2013. The primary reasons for the increase in 2014 were a $0.6 million increase in sales, marketing and support expense related our new KVH Media Group business, a $0.4 million increase in U.S-based employee compensation, and a $0.1 million increase in warranty expense. Partially offsetting these increases was a $0.9 million decrease in variable sales expense primarily as a result of the completion of product shipments relating to the SANG contract in the second quarter of 2013. As a percentage of net sales, sales, marketing and support expense for the quarter ended March 31, 2014 was 20% as compared to 17% for the quarter ended March 31, 2013.
We expect that our sales, marketing and support expenses will continue to increase year-over-year, driven by the additional expenses for our new KVH Media Group business and the introduction of new value-added services to our mini-VSAT Broadband customers such as IP-MobileCast.
General and administrative expense for the three months ended March 31, 2014 increased by $1.8 million, or 53%, to $5.2 million from $3.4 million for the three months ended March 31, 2013. The primary reason for the increase in 2014 expense was a $1.6 million increase in general and administrative expense, relating to our new KVH Media Group business. As a percentage of net sales, general and administrative expense for the quarter ended March 31, 2014 was 14% as compared to 9% for the quarter ended March 31, 2013.
We expect general and administrative expenses to increase year-over-year, driven primarily by additional expenses for our new KVH Media Group business.
Income Tax Expense
Income tax benefit for the three months ended March 31, 2014 was $0.4 million as compared to $0.7 million income tax expense for the three months ended March 31, 2013. The decrease in income tax expense is primarily due to a $4.2 million decrease in pre-tax income.
Backlog
Backlog is not a meaningful indicator for predicting revenue in future periods. Commercial resellers for our mobile satellite communications products and FOG products do not carry extensive inventories and rely on us to ship products quickly. Generally due to the rapid delivery of our commercial products, our backlog for those products is not significant.
Our backlog for all products and services was approximately $18.6 million and $20.5 million on March 31, 2014 and December 31, 2013, respectively. As of March 31, 2014, all of our backlog was scheduled for fulfillment in 2014, except for $5.3 million scheduled for fulfillment in 2015. The decrease in backlog of $1.9 million from December 31, 2013 was primarily the result of the fulfillment of the order for TACNAV services received in June 2012 from SANG and the fulfillment of other TACNAV product orders.
Backlog consists of orders evidenced by written agreements and specified delivery dates for customers who are acceptable credit risks. We do not include satellite connectivity service sales in our backlog even though many of our satellite connectivity customers have signed annual or multi-year service contracts providing for a fixed monthly fee. Military orders included in backlog are generally subject to cancellation for the convenience of the customer. When orders are cancelled, we generally recover actual costs incurred through the date of cancellation and the costs resulting from termination. As of March 31, 2014, our backlog included approximately $11.9 million in orders that are subject to cancellation for convenience by the customer. Individual orders for guidance and stabilization products are often large and may require procurement of specialized long-lead components and allocation of manufacturing resources. The complexity of planning and executing larger orders generally requires customers to order well in advance of the required delivery date, resulting in backlog.
Liquidity and Capital Resources
We have historically funded our operations primarily from operating cash flows, net proceeds from public and private equity offerings, bank financings and proceeds received from exercises of stock options. As of March 31, 2014, we had $53.7 million in cash, cash equivalents, and marketable securities, of which $8.5 million in cash equivalents were held in a local currency by our foreign subsidiaries. There were no marketable securities held by our foreign subsidiaries as of March 31, 2014. As of March 31, 2014, we had $79.0 million in working capital.
Net cash used in operations was $0.6 million for the three months ended March 31, 2014 as compared to net cash provided by operations of $2.4 million for the three months ended March 31, 2013. The $3.0 million increase in cash used in operations is primarily due to a $3.1 million decrease in net income, a $1.2 million increase in cash outflows related to other long-term liabilities and a $0.2 million increase in cash outflows related to prepaid expenses and other assets. Partially offsetting the increase in cash outflows is an increase in cash inflows attributable to accounts receivable of $1.1 million, a $0.7 million increase in cash inflows related to deferred revenue and a $0.3 million decrease in cash outflows related to inventory.

Net cash provided by investing activities was $4.2 million for the three months ended March 31, 2014 as compared to net cash used in investing activities of $9.8 million for the three months ended March 31, 2013. The increase is primarily the result of a decrease in net investments in marketable securities.
Net cash used in financing activities was $0.7 million for the three months ended March 31, 2014 compared to cash provided by financing activities of $4.9 million for the three months ended March 31, 2013. The $5.6 million increase in cash used in financing activities is primarily due to a $4.7 million reduction in borrowings under our long-term debt, a $1.1 million decrease in proceeds from stock options exercised and purchases under our employee stock purchase plan and a $0.2 million increase in repayments on our long-term debt, partially offset by a $0.3 million decrease in payments related to employee restricted stock withholdings.
Borrowing Arrangements
On April 6, 2009, we entered into a mortgage loan in the amount of $4.0 million related to our headquarters facility in Middletown, Rhode Island. The loan term is 10 years, with a principal amortization of 20 years, and the interest rate will be a rate per year adjusted periodically based on a defined interest period equal to the BBA LIBOR Rate plus 2.25 percentage points. On June 9, 2011, we entered into an amendment to the mortgage loan, providing for an adjustment of the interest rate from the BBA LIBOR Rate plus 2.25 percentage points to the BBA LIBOR Rate plus 2.00 points. Land, building and improvements with an approximate carrying value of $5.0 million as of March 31, 2014 secure the mortgage loan. The monthly mortgage payment is approximately $11,000 plus interest and increases in increments of approximately $1,000 each year throughout the life of the mortgage. Due to the difference in the term of the loan and amortization of the principal, a balloon payment of $2.6 million is due on April 1, 2019. The loan contains one financial covenant, a Fixed Charge Coverage Ratio, which applies in the event that our consolidated cash, cash equivalents and marketable securities balance falls below $25.0 million at any time. As our consolidated cash, cash equivalents, and marketable securities balance was above $25.0 million throughout the three months ended March 31, 2014, the Fixed Charge Coverage Ratio did not apply. Under the mortgage loan we may prepay our outstanding loan balance subject to certain early termination charges as defined in the mortgage loan agreement. If we were to default on our mortgage loan, the land, building and improvements would be used as collateral. As discussed in note 15 to the consolidated financial statements, effective April 1, 2010, in order to reduce the volatility of cash outflows that arise from changes in interest rates, we entered into two interest rate swap agreements that are intended to hedge our mortgage interest obligations by fixing the interest rates specified in the mortgage loan to 5.91% for half of the principal amount outstanding and 6.07% for the remaining half of the principal amount outstanding as of April 1, 2010 until the mortgage loan expires on April 16, 2019.
Our $30.0 million revolving loan agreement with a bank, as amended, matures on December 31, 2015. The entire $30.0 million principal amount was outstanding on March 31, 2014. We pay interest on any outstanding amounts at a rate equal to the BBA LIBOR Daily Floating Rate plus 1.25%. The monthly interest payments are presently approximately $36,000, subject to adjustment in accordance with the terms of the loan agreement. The line of credit contains two financial covenants, a Liquidity Covenant, which requires us to maintain at least $20.0 million in unencumbered liquid assets, as defined in the loan agreement, and a Fixed Charge Coverage Ratio. As of March 31, 2014, we were not in default of either covenant. We may terminate the loan agreement prior to its full term without penalty; provided we give 30 days' advance written notice to the bank. Our obligation to repay the loan could be accelerated upon a default or event of default under the terms of the revolving loan agreement, including certain failures to pay principal or interest when due, certain breaches of representations and warranties, the failure to comply with our affirmative and negative covenants under the loan agreement, a change of control, certain defaults in payment relating to other indebtedness, the acceleration of payment of certain other indebtedness, certain events relating to our liquidation, dissolution, bankruptcy, insolvency or receivership, the entry of certain judgments against us, certain events relating to the impairment of collateral or the bank’s security interest therein, and any other material adverse change.
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
On November 26, 2008, our Board of Directors authorized a program to repurchase up to one million shares of our common stock. The share repurchase program is funded using our existing cash, cash equivalents, marketable securities and future cash flows. As of March 31, 2014, 341,009 shares of our common stock remain available for repurchase under the program. We did not purchase any shares of our common stock in the three months ended March 31, 2014.
We believe that the $53.7 million we hold in cash, cash equivalents and marketable securities, together with our other existing working capital and cash flows from operations, will be adequate to meet planned operating and capital requirements through at least the next twelve months. However, as the need or opportunity arises, we may seek to raise additional capital through public or private sales of securities or through additional debt financing. There are no assurances that we will be able to obtain any additional funding or that such funding will be available on terms acceptable to us.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our primary market risk exposures are interest rate risk and foreign currency exchange rate risk.
We are exposed to changes in interest rates because we finance certain operations through fixed and variable rate debt instruments.
We have $30.0 million in borrowings outstanding under our variable-rate credit facility at March 31, 2014, at an interest rate equal to the BBA LIBOR Daily Floating Rate plus 1.25%.
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
We are exposed to currency exchange rate fluctuations related to our subsidiary operations in the United Kingdom, Denmark, Norway, Brazil, Singapore, Cyprus, Japan, Belgium, and the Netherlands. Certain transactions in these locations are made in the local currency, yet are reported in the U.S. dollar, the functional currency. For foreign currency exposures existing at March 31, 2014, a 10% unfavorable movement in the foreign exchange rates for our subsidiary locations would not expose us to material losses in earnings or cash flows.
From time to time, we have purchased foreign currency forward contracts. These forward contracts are intended to offset the impact of exchange rate fluctuations on cash flows of our foreign subsidiaries. Foreign exchange contracts are accounted for as cash flow hedges and are recorded on the balance sheet at fair value until executed. Changes in the fair value are recognized in earnings. We did not enter into any such contracts during the three months ended March 31, 2014. However, we did inherit cash flow hedges from our acquisition of Headland Media Limited (now known as the KVH Media Group) in May 2013. We do not currently anticipate that we will enter into similar agreements once the existing agreements expire by the end of 2014.
The primary objective of our investment activities is to preserve principal and maintain liquidity, while at the same time maximizing income. We have not entered into any instruments for trading purposes. Some of the securities that we invest in may have market risk. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities that can include United States treasuries, certificates of deposit, investment grade asset-backed corporate securities, money market mutual funds, municipal bonds, and government agency and non-government debt securities. As of March 31, 2014, a hypothetical 100 basis-point increase in interest rates would have resulted in an immaterial decrease in the fair value of our investments that had maturities of greater than one year. Due to the conservative nature of our investments and the relatively short duration of their maturities, we believe interest rate risk is substantially mitigated. As of March 31, 2014, 62% of the $41.4 million classified as available-for-sale marketable securities will mature or reset within one year. Accordingly, long-term interest rate risk is not considered material. We did not invest in any financial instruments denominated in foreign currencies as of March 31, 2014.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this interim report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2014.
Changes in Internal Controls Over Financial Reporting
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated our internal control over financial reporting during the first quarter of 2014. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer did not identify any change in our internal control over financial reporting during the first quarter of 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
On November 26, 2008, our Board of Directors authorized a program to repurchase up to one million shares of our common stock. The repurchase program is funded using our existing cash, cash equivalents, marketable securities, and future cash flows. Under the repurchase program, at management’s discretion, we may repurchase shares on the open market from time to time, in privately negotiated transactions or block transactions, or through an accelerated repurchase agreement. The timing of such repurchases depends on availability of shares, price, market conditions, alternative uses of capital, and applicable regulatory requirements. The program may be modified, suspended or terminated at any time without prior notice. The repurchase program has no expiration date. There were no other repurchase programs outstanding during the three months ended March 31, 2014, and no repurchase programs expired during the period.
We did not repurchase any shares of our common stock in the three months ended March 31, 2014.

ITEM 6.    EXHIBITS
Exhibits:

Exhibit No.	Description	Filed with this Form 10-Q	Incorporated by Reference
			Form	Filing Date	Exhibit No.
3.1	Amended and Restated Certificate of Incorporation, as amended		10-Q	August 6, 2010	3.1

3.2	Amended and Restated Bylaws of KVH Industries, Inc.		8-K	April 30, 2014	3.1

4.1	Specimen certificate for the common stock		S-1/A	March 22, 1996	4.1

10.1	Ninth Amendment and Note Modification Agreement, dated as of December 31, 2013, by and between Bank of America, N.A. (the "Lender") and KVH Industries, Inc. (the "Borrower").		8-K	January 13, 2014	10.1

31.1	Rule 13a-14(a)/15d-14(a) certification of principal executive officer	X

31.2	Rule 13a-14(a)/15d-14(a) certification of principal financial officer	X

32.1	Section 1350 certification of principal executive officer and principal financial officer	X

101
The following financial information from KVH Industries, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets (unaudited), (ii) the Consolidated Statements of Operations (unaudited), (iii) the Consolidated Statements of Comprehensive (Loss) Income (unaudited), (iv) Consolidated Statements of Cash Flows (unaudited), and (v) Notes to Consolidated Financial Statements (unaudited).
		X

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 9, 2014

KVH Industries, Inc.

By:	/s/ PETER A. RENDALL
Peter A. Rendall
(Duly Authorized Officer and Chief Financial Officer)

Exhibit Index

Exhibit No.	Description	Filed with this Form 10-Q	Incorporated by Reference
			Form	Filing Date	Exhibit No.
3.1	Amended and Restated Certificate of Incorporation, as amended		10-Q	August 6, 2010	3.1

3.2	Amended and Restated Bylaws of KVH Industries, Inc.		8-K	April 30, 2014	3.1

4.1	Specimen certificate for the common stock		S-1/A	March 22, 1996	4.1

10.1	Ninth Amendment and Note Modification Agreement, dated as of December 31, 2013, by and between Bank of America, N.A. (the "Lender") and KVH Industries, Inc. (the "Borrower").		8-K	January 13, 2014	10.1

31.1	Rule 13a-14(a)/15d-14(a) certification of principal executive officer	X

31.2	Rule 13a-14(a)/15d-14(a) certification of principal financial officer	X

32.1	Section 1350 certification of principal executive officer and principal financial officer	X

101
The following financial information from KVH Industries, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets (unaudited), (ii) the Consolidated Statements of Operations (unaudited), (iii) the Consolidated Statements of Comprehensive (Loss) Income (unaudited), (iv) Consolidated Statements of Cash Flows (unaudited), and (v) Notes to Consolidated Financial Statements (unaudited).
		X