Form 10-Q
period 2014-06-30
KVH INDUSTRIES INC \DE\
filed 2014-08-07
CIK 1007587

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2014
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Date	Class	Outstanding shares
August 5, 2014	Common Stock, par value $0.01 per share	15,903,188

KVH INDUSTRIES, INC. AND SUBSIDIARIES
Form 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1.    Financial Statements
KVH INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts, unaudited)

	June 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$13,361	$9,358
Marketable securities	40,970	46,386
Accounts receivable, net of allowance for doubtful accounts of approximately $1,446 as of June 30, 2014 and $1,705 as of December 31, 2013	30,649	27,549
Inventories	20,111	18,255
Prepaid expenses and other assets	3,833	3,784
Deferred income taxes	3,235	3,060
Total current assets	112,159	108,392
Property and equipment, less accumulated depreciation of $38,937 as of June 30, 2014 and $36,456 as of December 31, 2013	36,512	37,142
Intangible assets, less accumulated amortization of $2,934 as of June 30, 2014 and $2,005 as of December 31, 2013	14,500	14,987
Goodwill	18,737	18,281
Other non-current assets	4,879	5,047
Total assets	$186,787	$183,849
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,545	$8,876
Accrued compensation and employee-related expenses	4,932	5,859
Accrued other	9,110	7,325
Accrued product warranty costs	1,616	1,269
Deferred revenue	6,951	4,858
Current portion of long-term debt	1,293	1,272
Total current liabilities	31,447	29,459
Deferred income taxes	464	625
Other long-term liabilities	296	204
Line of credit	30,000	30,000
Long-term debt, excluding current portion	6,443	7,094
Total liabilities	68,650	67,382
Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 1,000,000 shares; none issued	—	—
Common stock, $0.01 par value. Authorized 30,000,000 shares; 17,099,149 and 16,936,128 shares issued at June 30, 2014 and December 31, 2013; and 15,440,158 and 15,277,137 shares outstanding at June 30, 2014 and December 31, 2013, respectively	171	169
Additional paid-in capital	119,106	117,147
Retained earnings	10,612	11,840
Accumulated other comprehensive income	1,398	461
Less: treasury stock at cost, common stock, 1,658,991 shares as of June 30, 2014 and December 31, 2013	(13,150)	(13,150)
Total stockholders’ equity	118,137	116,467
Total liabilities and stockholders’ equity	$186,787	$183,849

See accompanying Notes to Unaudited Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except earnings per share amounts, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Sales:
Product	$20,998	$25,886	$39,005	$51,102
Service	19,924	17,311	38,902	32,022
Net sales	40,922	43,197	77,907	83,124
Costs and expenses:
Costs of product sales	12,078	14,310	23,410	28,219
Costs of service sales	11,359	10,860	22,419	21,110
Research and development	3,882	3,250	7,549	6,200
Sales, marketing and support	7,677	7,541	15,147	14,484
General and administrative	5,252	4,936	10,402	8,310
Total costs and expenses	40,248	40,897	78,927	78,323
Income (loss) from operations	674	2,300	(1,020)	4,801
Interest income	205	204	415	373
Interest expense	186	186	377	261
Other (expense) income, net	(21)	54	86	78
Income (loss) before income tax expense	672	2,372	(896)	4,991
Income tax expense	617	824	172	1,479
Net income (loss)	$55	$1,548	$(1,068)	$3,512

Net income (loss) per common share
Basic and diluted	$0.00	$0.10	$(0.07)	$0.23
Weighted average number of common shares outstanding:
Basic	15,415	15,137	15,365	15,063
Diluted	15,522	15,235	15,365	15,253

See accompanying Notes to Unaudited Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net income (loss)	$55	$1,548	$(1,068)	$3,512
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available-for-sale securities	10	(29)	18	(33)
Foreign currency translation adjustment	670	(845)	918	(1,235)
Unrealized (loss) gain on derivative instruments	(8)	25	1	66
Other comprehensive income (loss), net of tax	672	(849)	937	(1,202)
Total comprehensive income (loss)	$727	$699	$(131)	$2,310

See accompanying Notes to Unaudited Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Six Months Ended
	June 30,
	2014	2013
Cash flows from operating activities:
Net (loss) income	$(1,068)	$3,512
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Provision for doubtful accounts	74	338
Depreciation and amortization	3,410	2,669
Deferred income taxes	(227)	103
Loss on derivative instruments	17	73
Compensation expense related to stock-based awards and employee stock purchase plan	1,902	2,004
Changes in operating assets and liabilities:
Accounts receivable	(3,251)	2,586
Inventories	(1,865)	(1,164)
Prepaid expenses and other assets	(120)	(986)
Other non-current assets	167	(631)
Accounts payable	(1,295)	(481)
Deferred revenue	2,179	2,503
Accrued expenses	1,250	71
Other long-term liabilities	92	1,173
Net cash provided by operating activities	1,265	11,770
Cash flows from investing activities:
Capital expenditures	(1,851)	(1,444)
Net cash paid for business acquired	—	(22,774)
Purchases of marketable securities	(9,287)	(27,055)
Maturities and sales of marketable securities	14,721	12,089
Net cash provided by (used in) investing activities	3,583	(39,184)
Cash flows from financing activities:
Repayments of long-term debt	(631)	(443)
Borrowings from long-term debt	—	4,671
Proceeds from stock options exercised and employee stock purchase plan	375	1,954
Payment of employee restricted stock withholdings	(482)	(828)
Proceeds from line of credit borrowings	—	23,000
Net cash (used in) provided by financing activities	(738)	28,354
Effect of exchange rate changes on cash and cash equivalents	(107)	(2)
Net increase in cash and cash equivalents	4,003	938
Cash and cash equivalents at beginning of period	9,358	8,978
Cash and cash equivalents at end of period	$13,361	$9,916

See accompanying Notes to Unaudited Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited, all amounts in thousands except per share amounts)

(1) Description of Business
KVH Industries, Inc. (together with its subsidiaries, the Company or KVH) designs, develops, manufactures and markets mobile communications products and services for the marine, land mobile and aeronautical markets, and navigation, guidance and stabilization products for both the defense and commercial markets.
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
KVH’s mobile communications service sales include sales earned from satellite voice and Internet airtime services, engineering services provided under development contracts, sales from product repairs, and extended warranty sales. Mobile communications services sales also include our distribution of commercially licensed news, sports, movies, music, and training video content to commercial and leisure customers in the maritime, hotel, and retail markets through the KVH Media Group (acquired as Headland Media Limited), the media and entertainment service company that KVH acquired on May 11, 2013. KVH provides, for monthly fixed and usage fees, satellite connectivity services, including broadband Internet, data and Voice over Internet Protocol (VoIP) services, to its TracPhone V-series customers. KVH also earns monthly usage fees from third-party satellite connectivity services, including voice, data and Internet services, provided to its Inmarsat and Iridium TracPhone customers who choose to activate their subscriptions with KVH.
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
The consolidated financial statements have not been audited by our independent registered public accounting firm and include all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations, and cash flows for the periods presented. These consolidated financial statements do not include all disclosures associated with annual financial statements and accordingly should be read in conjunction with the Company’s consolidated financial statements and related notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2013 filed on March 17, 2014 with the Securities and Exchange Commission. The results for the three and six months ended June 30, 2014 are not necessarily indicative of operating results for the remainder of the year.
In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09 (Topic 606) - Revenue from Contracts with Customers (“ASU 2014-09”) to create a single, joint revenue standard that is consistent across all industries and markets for companies that prepare their financial statements in accordance with U.S. GAAP. Under ASU 2014-09, an entity is required to recognize revenue upon the transfer of promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled to receive in exchange for those goods or services. ASU 2014-09 is effective for us beginning on January 1, 2017. We are currently evaluating the impact of ASU 2014-09 on our consolidated financial statements.

(3) Significant Estimates and Assumptions
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of sales and expenses during the reporting periods. As described in the Company's annual report on Form 10-K, the most significant estimates and assumptions by management affect the Company’s revenue recognition, valuation of accounts receivable, valuation of inventory, assumptions used to determine fair value of goodwill and intangible assets, deferred tax assets and related valuation allowance, stock-based compensation, warranty and accounting for contingencies. The Company has reviewed these estimates and determined that these, as well as the additional revenue recognition discussion below, remain the most significant estimates for the quarter ended June 30, 2014.
Although the Company regularly assesses these estimates, actual results could differ materially from these estimates. Changes in estimates are recorded in the period in which they become known. The Company bases its estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances.
The Company has accounted for its original $35,600 contract received in June 2012 from the Saudi Arabian National Guard, or SANG, to purchase TACNAV products and services under Accounting Standards Codification (ASC) 605-25, Multiple-Element Arrangements. The total contract value associated with TACNAV products under the original order is $21,200 for which the final shipments were completed in the second quarter of 2013. Revenue is recognized for these product sales after transfer of title and risk of loss after inspection occurs. The total contract value associated with all services under the original order is $14,400 which are estimated to continue into the third quarter of 2014. The contract value for the services portion of the original SANG TACNAV order remaining to be performed as of June 30, 2014 is approximately $200. The revenue for these services is recognized using the percentage of completion accounting method. The Company limits the amount of revenue recognized for delivered elements to the amount that is not contingent on the future delivery of products or services, future performance obligations, or subject to customer-specific return or refund privileges. In May 2014, the Company received a contract modification to the original order for an additional $5,200 for TACNAV products and services. All additional TACNAV products related to the contract modification were shipped in the second quarter of 2014. The contract value for the services portion of the contract modification remaining to be performed as of June 30, 2014 is approximately $800, which are estimated to be completed in the third quarter of 2014.

(4) Stock-Based Compensation
The Company recognizes stock-based compensation in accordance with the provisions of ASC Topic 718, Compensation-Stock Based Compensation. Stock-based compensation expense was $899 and $923 for the three months ended June 30, 2014 and June 30, 2013, respectively, and $1,902 and $2,004 for the six months ended June 30, 2014 and June 30, 2013, respectively. As of June 30, 2014, there was $2,101 of total unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted-average period of 2.06 years. As of June 30, 2014, there was $4,740 of total unrecognized compensation expense related to restricted stock awards, which is expected to be recognized over a weighted-average period of 3.03 years.
The Company granted 0 and 225 restricted stock awards to employees under the terms of the Amended and Restated 2006 Stock Incentive Plan during the three and six months ended June 30, 2014. The Company granted 20 and 246 restricted stock awards to employees under the terms of the Amended and Restated 2006 Stock Incentive Plan during the three and six months ended June 30, 2013. The restricted stock awards vest ratably over four years from the date of grant subject to the recipient remaining employed through the applicable vesting dates. Compensation expense for restricted stock awards is measured at fair value on the date of grant based on the number of shares granted and the quoted market closing price of the Company’s common stock. Such value is recognized as expense over the vesting period of the award, net of estimated forfeitures.

The Company granted 57 and 70 stock options to employees under the terms of the Amended and Restated 2006 Stock Incentive Plan during the three and six months ended June 30, 2014 and June 30, 2013, respectively.
The fair value of stock options granted during the six months ended June 30, 2014 and 2013 was estimated as of the date of grant using the Black-Scholes option-pricing model. The weighted-average fair value per share for all options granted during the six months ended June 30, 2014 and 2013 was $5.23 and $5.44, respectively. The weighted-average assumptions used to value options as of their grant date were as follows:

	Six Months Ended	Six Months Ended
	June 30, 2014	June 30, 2013
Risk-free interest rate	1.35%	0.67%
Expected volatility	47.65%	52.31%
Expected life (in years)	4.20	4.24
Dividend yield	0%	0%

(5) Net Income (Loss) per Common Share
Basic net income (loss) per share is calculated based on the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share incorporates the dilutive effect of common stock equivalent options, warrants and other convertible securities, if any, as determined with the treasury stock accounting method. Common stock equivalents related to options and restricted stock awards for 537 and 487 shares of common stock for the three months ended June 30, 2014 and 2013, respectively, have been excluded from the fully diluted calculation of net income per share, as inclusion would be anti-dilutive. For the six months ended June 30, 2014, since there was a net loss, the Company excluded all outstanding stock options and non-vested restricted shares from its diluted loss per share calculation, as inclusion of these securities would have reduced the net loss per share. Common stock equivalents related to options and restricted stock awards for 482 shares of common stock for the six months ended June 30, 2013 have been excluded from the fully diluted calculation of net income per share, as inclusion would be anti-dilutive.
A reconciliation of the basic and diluted weighted average common shares outstanding is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Weighted average common shares outstanding—basic	15,415	15,137	15,365	15,063
Dilutive common shares issuable in connection with stock plans	107	98	—	190
Weighted average common shares outstanding—diluted	15,522	15,235	15,365	15,253

(6) Inventories
Inventories are stated at the lower of cost or market using the first-in first-out costing method. Inventories as of June 30, 2014 and December 31, 2013 include the costs of material, labor, and factory overhead. Components of inventories consist of the following:

	June 30, 2014	December 31, 2013
Raw materials	$10,287	$9,783
Work in process	3,865	3,087
Finished goods	5,959	5,385
	$20,111	$18,255

(7) Product Warranty
The Company’s products carry limited warranties that typically range from one to two years and vary by product. The warranty period begins on the date of retail purchase or lease by the original purchaser. The Company accrues estimated product warranty costs at the time of sale and any additional amounts are recorded when such costs are probable and can be reasonably estimated. Factors that affect the Company’s warranty liability include the number of units sold or leased, historical and anticipated rates of warranty repairs and the cost per repair. Warranty and related costs are reflected within sales, marketing and support in the accompanying statements of operations. As of June 30, 2014 and December 31, 2013, the Company had accrued product warranty costs of $1,616 and $1,269, respectively.
The following table summarizes product warranty activity during 2014 and 2013:

	Six Months Ended
	June 30,
	2014	2013
Beginning balance	$1,269	$814
Charges to expense	967	515
Costs incurred	(620)	(359)
Ending balance	$1,616	$970

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

The following table summarizes information regarding the Company’s operations by geographic segment:

Three months ended June 30, 2014	Americas	Europe and Asia	Total
Mobile communications sales to the United States	$21,229	$416	$21,645
Mobile communications sales to Canada	78	17	95
Mobile communications sales to Europe	186	5,508	5,694
Mobile communications sales to other geographic areas	862	1,368	2,230
Guidance and stabilization sales to the United States	2,725	—	2,725
Guidance and stabilization sales to Canada	2,339	—	2,339
Guidance and stabilization sales to Europe	869	—	869
Guidance and stabilization sales to other geographic areas	5,325	—	5,325
Intercompany sales	1,376	861	2,237
Subtotal	34,989	8,170	43,159
Eliminations	(1,376)	(861)	(2,237)
Net sales	$33,613	$7,309	$40,922
Segment net income (loss)	$635	$(580)	$55
Depreciation and amortization	$1,129	$588	$1,717
Total assets	$126,758	$60,029	$186,787

Three months ended June 30, 2013	Americas	Europe and Asia	Total
Mobile communications sales to the United States	$19,945	$177	$20,122
Mobile communications sales to Canada	121	—	121
Mobile communications sales to Europe	110	4,796	4,906
Mobile communications sales to other geographic areas	726	1,377	2,103
Guidance and stabilization sales to the United States	1,826	—	1,826
Guidance and stabilization sales to Canada	4,593	—	4,593
Guidance and stabilization sales to Europe	1,748	—	1,748
Guidance and stabilization sales to other geographic areas	7,778	—	7,778
Intercompany sales	1,935	457	2,392
Subtotal	38,782	6,807	45,589
Eliminations	(1,935)	(457)	(2,392)
Net sales	$36,847	$6,350	$43,197
Segment net income (loss)	$2,414	$(866)	$1,548
Depreciation and amortization	$1,123	$322	$1,445
Total assets	$130,208	$47,847	$178,055

	Sales Originating From
Six months ended June 30, 2014	Americas	Europe and Asia	Total
Mobile communication sales to the United States	$41,906	$735	$42,641
Mobile communication sales to Canada	248	33	281
Mobile communication sales to Europe	213	11,330	11,543
Mobile communication sales to other geographic areas	1,726	2,448	4,174
Guidance and stabilization sales to the United States	4,698	—	4,698
Guidance and stabilization sales to Canada	5,521	—	5,521
Guidance and stabilization sales to Europe	1,970	—	1,970
Guidance and stabilization sales to other geographic areas	7,079	—	7,079
Intercompany sales	2,952	1,736	4,688
Subtotal	66,313	16,282	82,595
Eliminations	(2,952)	(1,736)	(4,688)
Net sales	$63,361	$14,546	$77,907
Segment net loss	$(561)	$(507)	$(1,068)
Depreciation and amortization	$2,260	$1,150	$3,410
Total assets	$126,758	$60,029	$186,787

	Sales Originating From
Six months ended June 30, 2013	Americas	Europe and Asia	Total
Mobile communication sales to the United States	$37,497	$177	$37,674
Mobile communication sales to Canada	283	—	283
Mobile communication sales to Europe	228	8,281	8,509
Mobile communication sales to other geographic areas	1,565	2,128	3,693
Guidance and stabilization sales to the United States	2,863	—	2,863
Guidance and stabilization sales to Canada	7,883	—	7,883
Guidance and stabilization sales to Europe	4,458	—	4,458
Guidance and stabilization sales to other geographic areas	17,761	—	17,761
Intercompany sales	2,540	834	3,374
Subtotal	75,078	11,420	86,498
Eliminations	(2,540)	(834)	(3,374)
Net sales	$72,538	$10,586	$83,124
Segment net income (loss)	$3,614	$(102)	$3,512
Depreciation and amortization	$2,273	$396	$2,669
Total assets	$130,208	$47,847	$178,055

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

(10) Share Buyback Program
On November 26, 2008, the Company’s Board of Directors authorized a program to repurchase up to one million shares of the Company’s common stock. As of June 30, 2014, 341,009 shares of the Company’s common stock remain available for repurchase under the authorized program. The repurchase program is funded using the Company’s existing cash, cash equivalents, marketable securities and future cash flows. Under the repurchase program, the Company, at management’s discretion, may repurchase shares on the open market from time to time, in privately negotiated transactions or block transactions, or through an accelerated repurchase agreement. The timing of such repurchases depends on availability of shares, price, market conditions, alternative uses of capital, and applicable regulatory requirements. The program may be modified, suspended or terminated at any time without prior notice. The repurchase program has no expiration date. There were no other repurchase programs outstanding during the six months ended June 30, 2014 and no repurchase programs expired during the period.
The Company did not repurchase any shares of its common stock in the six months ended June 30, 2014 or June 30, 2013.

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

The following tables present financial assets and liabilities at June 30, 2014 and December 31, 2013 for which the Company measures fair value on a recurring basis, by level, within the fair value hierarchy:

June 30, 2014	Total	Level 1	Level 2	Level 3	Valuation Technique
Assets
Money market mutual funds	$21,020	$21,020	$—	$—	(a)
Government agency bonds	4,507	4,507	—	—	(a)
United States treasuries	4,011	4,011	—	—	(a)
Municipal bonds	4,669	4,669	—	—	(a)
Corporate notes	4,727	4,727	—	—	(a)
Certificates of deposit	2,036	2,036	—	—	(a)
Foreign currency forward contracts	101	—	101	—	(c)
Liabilities
Interest rate swaps	$331	$—	$331	$—	(b)

December 31, 2013	Total	Level 1	Level 2	Level 3	Valuation Technique
Assets
Money market mutual funds	$19,957	$19,957	$—	$—	(a)
Government agency bonds	7,509	7,509	—	—	(a)
United States treasuries	8,041	8,041	—	—	(a)
Corporate notes	8,453	8,453	—	—	(a)
Certificates of deposit	2,426	2,426	—	—	(a)
Foreign currency forward contracts	114	—	114	—	(c)
Liabilities
Interest rate swaps	$332	$—	$332	$—	(b)
Certain financial instruments are carried at cost on the consolidated balance sheets, which approximates fair value due to their short-term, highly liquid nature. These instruments include cash and cash equivalents, accounts receivable, accounts payable and accrued expenses.

Assets Measured and Recorded at Fair Value on a Nonrecurring Basis

The Company's non-financial assets and liabilities, such as goodwill, intangible assets, and other long-lived assets resulting from business combinations are measured at fair value using income approach valuation methodologies at the date of acquisition and subsequently re-measured if there are indicators of impairment. There were no indicators of impairment identified during the three or six months ended June 30, 2014.  As of June 30, 2014, we did not have any other non-financial assets or liabilities that were carried at fair value on a recurring basis in the consolidated financial statements or for which a fair value measurement was required.

(12) Acquisition
On May 11, 2013, KVH Industries U.K. Limited, a newly formed, wholly owned subsidiary of KVH, entered into a Share Purchase Agreement with Oakley Capital Private Equity L.P., Mark Woodhead, Andrew Michael Galvin and the Trustees of the Headland Media Limited Employee Benefit Trust to acquire all of the issued share capital of Headland Media Limited (now known as the KVH Media Group), a media and entertainment service company based in the United Kingdom that distributes premium commercially licensed news, sports, movies, music and training video content for commercial and leisure customers in the maritime, hotel, and retail markets, for an aggregate purchase price of £15,576 ($24,169 at the exchange rate of £1.00: $1.5517 on May 11, 2013). The aggregate purchase price includes $169 in payments made in July 2013 related to a post-closing adjustment. The acquisition of Headland Media Limited (now known as the KVH Media Group) was accounted for under the acquisition method of accounting for the business combination. The purchase price was determined as a result of arms-length negotiation and was subject to a potential post-closing adjustment based on the value of the net assets delivered at the closing. In the second quarter of 2014, the Company finalized the post-closing adjustment, which resulted in a purchase price reduction in the amount of £249 ($424 at the exchange rate of £1.00: $1.7028 on June 30, 2014), which has been included in prepaid expenses and other assets as of June 30, 2014. Settlement of this amount is expected in the third quarter of 2014 from the previous shareholders of Headland Media Limited.

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
Since the date of the acquisition, May 11, 2013, the Company has recorded approximately $15,879 of service revenue attributable to KVH Media Group within its consolidated financial statements, of which $7,079 was recorded during the six months ended June 30, 2014.
Pro Forma Financial Information
The following table provides certain supplemental statements of operations information on an unaudited pro forma basis as if the KVH Media Group acquisition had occurred on January 1, 2013:

Six Months Ended June 30, 2013
Pro forma net revenues	$87,887
Pro forma net income	$3,704
Basic pro forma net income per share	$0.25
Diluted pro forma net income per share	$0.24
The pro forma results presented above are for illustrative purposes only for the periods presented and do not purport to be indicative of the actual results which would have occurred had the transaction been completed as of the beginning of the period, nor are they indicative of results of operations which may occur in the future.

(13) Goodwill and Intangible Assets

The following table sets forth the changes in the carrying amount of goodwill for the six months ended June 30, 2014:

Amounts
Balance at December 31, 2013	$18,281
Foreign currency translation adjustment	456
Balance at June 30, 2014	$18,737

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
For intangible assets, the Company assesses the carrying value of these assets whenever events or circumstances indicate that the carrying value may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset, or asset group, to the future undiscounted cash flows expected to be generated by the asset, or asset group. There were no events or changes in circumstances during the second quarter of 2014 which indicated that an assessment of the impairment of goodwill and intangible assets was required.
The changes in the carrying amount of intangible assets during the six months ended June 30, 2014 is as follows:

Amounts
Balance at December 31, 2013	$14,987
Amortization expense	(761)
Foreign currency translation adjustment	274
Balance at June 30, 2014	$14,500

Acquired intangible assets are subject to amortization. The following table summarizes acquired intangible assets at June 30, 2014 and December 31, 2013, respectively:

	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
June 30, 2014
Subscriber relationships	10	$9,023	$982	$8,041
Distribution rights	15	5,342	386	4,956
Internally developed software	3	584	214	370
Proprietary content	2	198	109	89
Intellectual property	7	2,281	1,237	1,044
		$17,428	$2,928	$14,500
December 31, 2013
Subscriber relationships	10	$8,763	$540	$8,223
Distribution rights	15	5,183	212	4,971
Internally developed software	3	571	118	453
Proprietary content	2	195	61	134
Intellectual property	7	2,280	1,074	1,206
		$16,992	$2,005	$14,987

Estimated future amortization expense remaining at June 30, 2014 for intangible assets acquired is as follows:

Year Ending
December 31,
2014	$946
2015	1,826
2016	1,662
2017	1,493
2018	1,265
Thereafter	7,308
Total future amortization expense	$14,500

(14) Business and Credit Concentrations
Significant portions of the Company’s net sales are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net sales to foreign customers outside the U.S. and Canada	34.5%	38.3%	31.8%	41.4%
Net sales to Customer A	11.0%	14.2%	*	*

*	Represents less than 10% of net sales in the period.

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
As required by ASC Topic 815, Derivatives and Hedging, the Company records all derivatives on the balance sheet at fair value. As of June 30, 2014, the fair value of the derivatives is included in other accrued liabilities and the unrealized gain is included in accumulated other comprehensive income.
As of June 30, 2014, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivatives	Notional (in thousands)	Asset (Liability)	Effective Date	Maturity Date	Index	Strike Rate
Interest rate swap	$1,671	(160)	April 1, 2010	April 1, 2019	1-month LIBOR	5.91%
Interest rate swap	$1,671	(171)	April 1, 2010	April 1, 2019	1-month LIBOR	6.07%

(16) Subsequent Events
Share Purchase Agreement
On July 2, 2014, KVH Media Group, an indirectly wholly owned subsidiary of the Company, entered into a Share Purchase Agreement with Nigel Cleave to acquire all of the issued share capital of Super Dragon Limited (“SDL”) and Videotel Marine Asia Limited (“VMA”, together with SDL referred to as “Videotel”), for an aggregate purchase price of approximately $49,000. Videotel is a maritime training services company based in London that produces and distributes training films and eLearning computer-based training courses to commercial customers in the maritime market. The acquisition was consummated on the same day. The purchase price was determined through arm’s-length negotiation and is subject to a potential post-closing adjustment based on the value of the net assets delivered at the closing.
The Share Purchase Agreement contains certain representations, warranties, covenants and indemnification provisions. The Share Purchase Agreement provides that 10% of the purchase price shall be held in escrow for a period of approximately twenty-one months after the closing in order to satisfy valid indemnification claims that KVH Media Group may assert for specified breaches of representations, warranties and covenants.
In the Share Purchase Agreement, the Seller agreed to comply with certain confidentiality, non-competition and non-solicitation covenants with respect to the business of Videotel for a period of eighteen months after the closing.
Credit Agreement and Notes
On July 1, 2014, the Company entered into (i) a five year senior credit facility agreement (the “Credit Agreement”) with Bank of America, N.A., as Administrative Agent, and the lenders named from time to time as parties thereto (the “Lenders”), for an aggregate amount of up to $80,000, including a revolving credit facility (the “Revolver”) of up to $15,000 and a term loan (“Term Loan”) of $65,000 to be used for general corporate purposes, including both (A) the refinancing of the Company’s $30,000 then-outstanding indebtedness under its previous credit facility and (B) permitted acquisitions, (ii) revolving credit notes (together, the “Revolving Credit Note”) to evidence the Revolver, (iii) term notes (together, the “Term Note,” and together with the Revolving Credit Note, the “Notes”) to evidence the Term Loan, (iv) a Security Agreement (the “Security Agreement”) required by the Lenders with respect to the grant by the Company of a security interest in substantially all of the assets of the Company in order to secure the obligations of the Company under the Credit Agreement and the Notes, and (v) Pledge Agreements (the “Pledge Agreements”) required by the Lenders with respect to the grant by the Company of a security interest in 65% of the capital stock of each of KVH Industries A/S and KVH Industries U.K. Limited held by the Company in order to secure the obligations of the Company under the Credit Agreement and the Notes.
The $65,000 Term Note was executed on July 1, 2014 in connection with the acquisition of all of the outstanding shares of Videotel pursuant to the Share Purchase Agreement. Proceeds in the amount of $35,000 were applied toward the payment of a portion of the purchase price for the acquired shares of Videotel, and proceeds in the amount of approximately $30,000 were applied toward the refinancing of the then-outstanding balance of the Company’s previous credit facility. The Company must make principal repayments on the Term Loan in the amount of approximately $1,200 at the end of each of the first eight three-month periods following the closing; thereafter, the Company must make principal repayments in the amount of approximately $1,600 for each succeeding three-month period until the maturity of the loan on July 1, 2019. On the maturity date, the entire remaining principal balance of the loan, including any future loans under the Revolver, is due and payable, together with all accrued and unpaid interest, penalties and other amounts due and payable under the Credit Agreement. The Credit Agreement contains provisions requiring the mandatory prepayment of amounts outstanding under the Term Loan and the Revolver under specified circumstances, including (i) 100% of the net cash proceeds from certain dispositions to the extent not reinvested in the Company’s business within a stated period, (ii) 50% of the net cash proceeds from stated equity issuances and (iii) 100% of the net cash proceeds from certain receipts of more than $250 outside the ordinary course of business. The prepayments are first applied to the Term Loan, in inverse order of maturity, and then to the Revolver. In the discretion of the Administrative Agent, certain mandatory prepayments made on the Revolver can permanently reduce the amount of credit available under the Revolver.
Loans under the Credit Agreement bear interest at varying rates determined in accordance with the Credit Agreement. Each LIBOR Rate Loan, as defined in the Credit Agreement, bears interest on the outstanding principal amount thereof for each interest period from the applicable borrowing date at a rate per annum equal to the LIBOR Daily Floating Rate or LIBOR Monthly Floating Rate, each as defined in the Credit Agreement, as applicable, plus the Applicable Rate, as defined in the Credit Agreement, and each Base Rate Loan, as defined in the Credit Agreement, bears interest on the outstanding principal amount thereof from the applicable borrowing date at a rate per annum equal to the Base Rate, as defined in the Credit Agreement, plus the Applicable Rate. The Applicable Rate ranges from 1.50% to 2.25%, depending on the Company’s Consolidated Leverage Ratio, as defined in the Credit Agreement. The highest Applicable Rate applies when the Consolidated Leverage Ratio exceeds 2.00:1.00. Upon certain defaults, including failure to make payments when due, interest becomes payable at a higher default rate.
Borrowings under the Revolver are subject to the satisfaction of numerous conditions precedent at the time of each borrowing, including the continued accuracy of the Company’s representations and warranties and the absence of any default under the Credit Agreement.
The Credit Agreement contains two financial covenants, a Maximum Consolidated Leverage Ratio and a Minimum Consolidated Fixed Charge Coverage Ratio, each as defined in the Credit Agreement. The Maximum Consolidated Leverage Ratio is initially 2.25:1.00 and declines to 1.50:1.00 on December 31, 2014 and to 1.00:1.00 on September 30, 2015. The Minimum Consolidated Fixed Charge Coverage Ratio may not be less than 1.25:1.00 at any time after December 31, 2014. The Credit Agreement imposes certain other affirmative and negative covenants, including without limitation covenants with respect to the payment of taxes and other obligations, compliance with laws, entry into material contracts, creation of liens, incurrence of indebtedness, investments, dispositions, fundamental changes, restricted payments, changes in the nature of the Company’s business, transactions with affiliates, corporate and accounting changes, and sale and leaseback arrangements.
The Company’s obligation to repay loans under the Credit Agreement could be accelerated upon a default or event of default under the terms of the Credit Agreement, including certain failures to pay principal or interest when due, certain breaches of representations and warranties, the failure to comply with the Company’s affirmative and negative covenants under the Credit Agreement, a change of control of the Company, certain defaults in payment relating to other indebtedness, the acceleration of payment of certain other indebtedness, certain events relating to the liquidation, dissolution, bankruptcy, insolvency or receivership of the Company, the entry of certain judgments against the Company, certain events relating to the impairment of collateral or the Lender’s security interest therein, and any other material adverse change with respect to the Company.

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

Overview
We design, develop, manufacture and market mobile communications products and services for the marine, land mobile and aeronautical markets, and navigation, guidance and stabilization products for both the defense and commercial markets.
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
Our mobile communications service sales include sales earned from satellite voice and Internet airtime services, engineering services provided under development contracts, sales from product repairs, and extended warranty sales. Our mobile communications services sales also include our distribution of commercially licensed news, sports, music, movies and training video content to commercial and leisure customers in the maritime, hotel, and retail markets. We typically recognize revenue from media content sales ratably over the period of the service contract. We provide, for monthly fixed and usage fees, satellite connectivity services for broadband Internet, data and Voice over Internet Protocol (VoIP) service to our TracPhone V-series customers. We also earn monthly usage fees for third-party satellite connectivity for voice, data and Internet services to our Inmarsat and Iridium TracPhone customers who choose to activate their subscriptions with us. Our service sales have grown as a percentage of total revenue from 24% of our net sales in 2011 to 34% in 2012 to 44% in 2013 to 50% in the six months ended June 30, 2014, a portion of which is attributable to our acquisition of the KVH Media Group business in May 2013.
On July 2, 2014, we acquired Videotel, a maritime training services company based in London that produces and distributes training films and eLearning computer-based training courses to commercial customers in the maritime market, for an aggregate purchase price of approximately $49 million in cash. The purchase price is subject to a potential post-closing adjustment based on the value of the net assets delivered at the closing. We financed approximately $35 million of the purchase price through a new senior credit facility and paid the remaining portion of the purchase price from cash and cash equivalents. Revenue for the Videotel group companies in 2013 was approximately £14.0 million. We expect that Videotel’s revenue will be categorized as service revenue in our consolidated financial statements. The majority of Videotel’s services are invoiced in pounds sterling.

Our guidance and stabilization service sales include engineering services provided under development contracts, product repairs and extended warranty sales. Our guidance and stabilization sales in the six months ended June 30, 2014 and 2013 included $1.1 million and $15.3 million, respectively, attributable to our original $35.6 million contract with the Saudi Arabian National Guard (SANG), the largest contract in the history of our company. We completed the delivery of TACNAV product shipments under the original SANG contract in the second quarter of 2013 and expect to complete the services portion of the original SANG contract in the third quarter of 2014. At June 30, 2014, the contract value of the services remaining to be performed under the original SANG contract was $0.2 million. In May 2014, we received a contract modification to the original order for an additional $5.2 million for TACNAV products and services. All additional TACNAV products related to the contract modification were shipped in the second quarter of 2014. The contract value for the services portion of the contract modification remaining to be performed as of June 30, 2014 is approximately $0.8 million, which are estimated to be completed in the third quarter of 2014.
We generate sales primarily from the sale of our mobile satellite systems and services and our guidance and stabilization products and services. The following table provides, for the periods indicated, our sales by industry category:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(in thousands)
Mobile communications	$29,664	$27,252	$58,639	$50,159
Guidance and stabilization	11,258	15,945	19,268	32,965
Net sales	$40,922	$43,197	$77,907	$83,124
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
As described in our annual report on Form 10-K for the year ended December 31, 2013, our most critical accounting policies and estimates upon which our consolidated financial statements were prepared were those relating to revenue recognition, allowances for accounts receivable, inventories, income taxes and deferred income tax assets and liabilities, warranty, stock-based compensation, goodwill and intangible assets and contingencies. We have reviewed our policies and estimates and determined that these remain our most critical accounting policies and estimates for the quarter ended June 30, 2014.
Readers should refer to our annual report on Form 10-K for the year ended December 31, 2013 under “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Critical Accounting Policies and Significant Estimates” for descriptions of these policies and estimates.

Results of Operations
The following table provides, for the periods indicated, certain financial data expressed as a percentage of net sales:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Sales:
Product	51.3%	59.9%	50.1%	61.5%
Service	48.7	40.1	49.9	38.5
Net sales	100.0	100.0	100.0	100.0
Cost and expenses:
Costs of product sales	29.5	33.1	30.0	34.0
Costs of service sales	27.8	25.1	28.8	25.4
Research and development	9.5	7.5	9.7	7.5
Sales, marketing and support	18.8	17.5	19.4	17.4
General and administrative	12.8	11.4	13.4	10.0
Total costs and expenses	98.4	94.6	101.3	94.3
Income (loss) from operations	1.6	5.4	(1.3)	5.7
Interest income	0.5	0.5	0.5	0.4
Interest expense	0.5	0.4	0.5	0.3
Other (expense) income, net	(0.1)	0.1	0.1	0.1
Income (loss) before income tax expense	1.5	5.6	(1.2)	5.9
Income tax expense	1.5	1.9	0.2	1.8
Net income (loss)	0.0%	3.7%	(1.4)%	4.1%

Three Months Ended June 30, 2014 and 2013
Net Sales
Product sales for the three months ended June 30, 2014 decreased $4.9 million, or 19%, to $21.0 million for the three months ended June 30, 2014 from $25.9 million for the three months ended June 30, 2013. The decrease was primarily due to a decrease in sales of our guidance and stabilization products of approximately $2.9 million, or 22%. Specifically, sales of our FOG products decreased $3.6 million, or 44%, primarily as a result of decreased shipments of FOGs for commercial applications and a $1.2 million decrease in sales under the U.S. Army’s Common Remotely Operated Weapon Stations (CROWS) III program. Partially offsetting the decrease in sales of our FOG products was an increase in TACNAV defense product sales of $0.8 million, or 15%.
We expect that our TACNAV product sales will increase year-over-year for the second half of 2014 based on existing backlog. Although we expect that TACNAV sales will continue to grow over the long term, sales on a quarter-to-quarter or year-to-year basis could continue to be very uneven. We also expect that our FOG sales will modestly increase on a sequential basis for the second half of 2014, primarily due to increased FOG demand for new commercial applications.

Mobile communications product sales decreased $2.0 million, or 16%, to $10.6 million for the three months ended June 30, 2014 from $12.6 million for the three months ended June 30, 2013. The decrease was primarily due to a decrease in sales of our marine satellite communications products of $1.9 million, or 17%, driven primarily by decreased sales of our TracPhone V7 products, service parts and TracPhone V11 products. Maritime satellite television sales of $4.1 million were approximately flat with the prior year, in part due to the launch of an entirely new TracVision satellite television line towards the end of the second quarter in 2014. As a result, marine satellite television backlog is being carried into the third quarter of 2014. The backlog is expected to ship in the third quarter of 2014.

We remain cautious about the prospects for our marine leisure sales, specifically in Europe, as a result of ongoing challenges in the global economy. However, we expect our total mini-VSAT product sales will grow year-over-year for the second half of 2014, but at a lower growth rate than mini-VSAT Broadband service sales.

Mobile communications product sales originating from our European and Asian subsidiaries for the three months ended June 30, 2014 decreased $1.3 million, or 28%, as compared to the three months ended June 30, 2013. Mobile communications product sales originating from the Americas for the three months ended June 30, 2014 decreased $0.7 million, or 9%, as compared to the three months ended June 30, 2013.
Service sales for the three months ended June 30, 2014 increased $2.6 million, or 15%, to $19.9 million from $17.3 million for the three months ended June 30, 2013. The primary reason for the increase was a $2.7 million increase in airtime sales for our mini-VSAT Broadband service. Also contributing to the increase in service sales was a $1.9 million increase in new media sales arising from our acquisition of Headland Media Limited (now known as the KVH Media Group) in May 2013. Partially offsetting the increases in service sales was a $1.9 million decrease in contracted engineering services primarily from decreased construction and program management services provided in connection with the Saudi Arabian National Guard (SANG) contract, and a $0.3 million decrease in service repair and installation sales.
We expect that our mini-VSAT services sales will continue to grow year-over-year primarily from additional TracPhone V7 and V11 activations, an overall increase in our mini-VSAT Broadband customer base, and from new value-added services to our mini-VSAT Broadband customers such as IP-MobileCast, which we anticipate to begin generating service revenue in the third quarter of 2014. We expect service sales to increase from the acquisition of Videotel in July 2014. We also expect that our contracted engineering services will significantly decrease year-over-year as a result of the anticipated completion of the SANG project management services in the third quarter of 2014.

Costs of Sales

For the three months ended June 30, 2014, costs of product sales decreased by $2.2 million, or 16%, to $12.1 million from $14.3 million for the three months ended June 30, 2013. The primary reason for the decrease was the decrease in sales of our FOG and marine products discussed above.

Costs of service sales increased by $0.5 million, or 5%, to $11.4 million for the three months ended June 30, 2014 from $10.9 million for the three months ended June 30, 2013. The primary reason for the increase was a $1.8 million increase in airtime costs of sales for our mini-VSAT Broadband service. Also contributing to the increase was a $0.6 million increase in costs of service sales from the KVH Media Group. Partially offsetting these increases was a $1.9 million decrease in engineering services costs of sales due primarily to a decrease in the services provided in connection with the SANG contract as discussed above.
Gross margin from product sales for the three months ended June 30, 2014 decreased to 42% as compared to 45% for the three months ended June 30, 2013. The decrease in our gross margin from product sales was primarily due a decrease in gross margin on our satellite television and TACNAV product sales.
Gross margin from service sales for the three months ended June 30, 2014 increased to 43% as compared to 37% for the three months ended June 30, 2013. The increase in our gross margin from service sales was primarily attributable to the service gross margin contributed by our new KVH Media Group business, as the service revenue for three months ended June 30, 2013 included only about half a quarter of service revenue from KVH Media Group based on the May 11, 2013 acquisition date. Also contributing to the gross margin increase, to a lesser extent, was an increase in gross margin from contracted engineering services, service repair and an increase in commissions from DIRECTV.
Although we expect that mini-VSAT Broadband service revenue will continue to increase year-over-year, we do not anticipate the same year-over-year increase in gross margin percentage achieved in 2013. We anticipate that the favorable impact to our mini-VSAT Broadband service margin that we expect to achieve from additional TracPhone V7 and V11 activations, as well as an overall increase in our mini-VSAT Broadband customer base, will be partially offset by the additional costs of releasing new value-added services to our mini-VSAT Broadband customers, such as IP-MobileCast in 2014.
Operating Expenses
Research and development expense for the three months ended June 30, 2014 increased by $0.6 million, or 19%, to $3.9 million from $3.3 million for the three months ended June 30, 2013. The primary reasons for the increase were a $0.2 million increase in consulting expense and a $0.2 million increase in U.S.-based employee compensation for research and development personnel, in each case driven by the development of our new satellite television products and IP-MobileCast content delivery service. Also contributing to the increase was a $0.2 million increase in expensed materials. As a percentage of net sales, research and development expense for the quarter ended June 30, 2014 was 10% as compared to 8% for the quarter ended June 30, 2013.

We expect research and development expense will continue to increase year-over-year due to the continued development efforts associated with the release of new value-added services to our mini-VSAT Broadband customers such as IP-MobileCast, including the integration of Videotel services, as well as new FOG and TACNAV products.
Sales, marketing and support expense for the three months ended June 30, 2014 increased by $0.1 million, or 2%, to $7.7 million from $7.6 million for the three months ended June 30, 2013. The primary reasons for the increase in 2014 were a $0.3 million increase in sales, marketing and support expense related our new KVH Media Group business, a $0.3 million increase in warranty expense mainly in relation to TracPhone V7 and V11 products, and a $0.2 million increase in U.S-based employee compensation. Partially offsetting these increases were a $0.2 million decrease in variable product sales expense primarily as a result of the completion of product shipments relating to the SANG contract in the second quarter of 2013, a $0.2 million decrease in bad debt expense, and a $0.2 million decrease in sales promotions and demonstration units. As a percentage of net sales, sales, marketing and support expense for the quarter ended June 30, 2014 was 19% as compared to 17% for the quarter ended June 30, 2013.
We expect that our sales, marketing and support expenses will continue to increase year-over-year, driven by the additional expenses from our acquisition of Videotel in July 2014, and from our release of new value-added services to our mini-VSAT Broadband customers such as IP-MobileCast.
General and administrative expense for the three months ended June 30, 2014 increased by $0.3 million, or 6%, to $5.2 million from $4.9 million for the three months ended June 30, 2013. The primary reasons for the increase in 2014 expense were a $1.1 million increase in general and administrative expense relating to our new KVH Media Group business and a $0.1 million increase in U.S-based employee compensation. Partially offsetting this increase were a $0.4 million net decrease in transaction expenses related to acquisitions, a $0.2 million decrease in accrued performance-based incentive compensation, and a $0.2 million decrease in accounting fees. As a percentage of net sales, general and administrative expense for the quarter ended June 30, 2014 was 13% as compared to 11% for the quarter ended June 30, 2013.
We expect general and administrative expenses to increase year-over-year, driven primarily by additional expenses from our acquisition of Videotel, including incremental amortization expenses for acquired intangible assets.
Income Tax Expense
Income tax expense for the three months ended June 30, 2014 was $0.6 million as compared to $0.8 million for the three months ended June 30, 2013. The decrease in income tax expense is primarily due to a $1.7 million decrease in pre-tax income, and a discrete income tax expense of $0.3 million associated with an increase in our deferred tax asset valuation allowance for a state research and development tax credit.
We expect our effective tax rate for the remainder of 2014 to be approximately 33%, subject to the effect of unforeseen discrete tax events such as changes in forecasted expectations for pre-tax income and stock option exercise activity.
Six Months Ended June 30, 2014 and 2013
Net Sales
Product sales for the six months ended June 30, 2014 decreased $12.1 million, or 24%, to $39.0 million for the six months ended June 30, 2014 from $51.1 million for the six months ended June 30, 2013. The decrease was primarily due to a decrease in sales of our guidance and stabilization products of approximately $10.0 million, or 37%. Specifically, sales of our TACNAV defense products decreased $5.5 million, or 43%, primarily as a result of decreased product sales related to the SANG contract. Product shipments under the contract were completed in the second quarter of 2013. Also contributing to the decrease in sales of our guidance and stabilization products during the six months ended June 30, 2014 was a decrease in sales of our FOG products of $4.5 million, or 32%, as compared to the six months ended June 30, 2013, primarily as a result of a $2.5 million decrease in sales under the CROWS III program. Also contributing to the decrease in our FOG sales were decreased shipments for commercial applications.
Mobile communications product sales decreased $2.1 million, or 9%, to $21.9 million for the six months ended June 30, 2014 from $24.0 million for the six months ended June 30, 2013. The decrease was primarily due to a decrease in sales of our marine satellite communications products of $1.9 million, or 9%, driven primarily by decreased shipments of our marine satellite television products due to an unseasonably cold spring that impacted the North American leisure market and a temporary component shortage for one of our TracVision products.

Mobile communications product sales originating from our European and Asian subsidiaries for the six months ended June 30, 2014 decreased $1.6 million, or 19%, as compared to the six months ended June 30, 2013. Mobile communications product sales originating from the Americas for the six months ended June 30, 2014 decreased $0.5 million, or 3%, as compared to the six months ended June 30, 2013.

Service sales for the six months ended June 30, 2014 increased $6.9 million, or 21%, to $38.9 million from $32.0 million for the six months ended June 30, 2013. The primary reason for the increase was a $6.3 million increase in airtime sales for our mini-VSAT Broadband service. Also contributing to the increase in service sales was a $5.2 million increase in new media sales arising from our acquisition of Headland Media Limited in May 2013. Partially offsetting the increases in service sales was a $3.8 million decrease in contracted engineering services primarily from decreased construction and program management services provided in connection with the SANG contract, a $0.6 million decrease in service repair and installation sales, and a $0.3 million decrease in Inmarsat service sales.
Costs of Sales
For the six months ended June 30, 2014, costs of product sales decreased by $4.8 million, or 17%, to $23.4 million from $28.2 million for the six months ended June 30, 2013. The primary reason for the decrease was the decrease in sales of our TACNAV, FOG and marine products discussed above.
Costs of service sales increased by $1.3 million, or 6%, to $22.4 million for the six months ended June 30, 2014 from $21.1 million for the six months ended June 30, 2013. The primary reason for the increase was a $3.6 million increase in airtime costs of sales for our mini-VSAT Broadband service. Also contributing to the increase was a $1.6 million increase in costs of service sales from the KVH Media Group. Partially offsetting these increases was a $3.7 million decrease in engineering services costs of sales due primarily to a decrease in the services provided in connection with the SANG contract as discussed above.
Gross margin from product sales for the six months ended June 30, 2014 decreased to 40% as compared to 45% for the six months ended June 30, 2013. The decrease in our gross margin from product sales was primarily due to a decrease in gross margin on our TACNAV and satellite television product sales.
Gross margin from service sales for the six months ended June 30, 2014 increased to 42% as compared to 34% for the six months ended June 30, 2013. The increase in our gross margin from service sales was primarily attributable to the service gross margin contributed from our new KVH Media Group business, as the service revenue for the six months ended June 30, 2013 included a partial quarter of service revenue from Headland Media Limited based on the May 11, 2013 acquisition date. Also contributing to the gross margin increase, to a lesser extent, was an increase in gross margin for mini-VSAT Broadband service sales to 36% from 34% in the year-ago period, as well as an increase in gross margin from contracted engineering services.
Operating Expenses
Research and development expense for the six months ended June 30, 2014 increased by $1.3 million, or 22%, to $7.5 million from $6.2 million for the six months ended June 30, 2013. The primary reasons for the increase in 2014 expense were a $0.4 million increase in consulting expense and a $0.3 million increase in U.S.-based employee compensation for research and development personnel, in each case driven by the development of our new satellite television products and IP-MobileCast content delivery service. Also contributing to the increase was a $0.5 million increase in expensed materials. As a percentage of net sales, research and development expense for the six months ended June 30, 2014 was 10% as compared to 7% for the six months ended June 30, 2013.
Sales, marketing and support expense for the six months ended June 30, 2014 increased by $0.7 million, or 5%, to $15.2 million from $14.5 million for the six months ended June 30, 2013. The primary reasons for the increase in 2014 were a $0.9 million increase in sales, marketing and support expense related our new KVH Media Group business, a $0.5 million increase in U.S-based employee compensation, a $0.4 million increase in warranty expense mainly in relation to TracPhone V7 and V11 products, and a $0.2 million increase in variable airtime sales expense. Partially offsetting these increases were a $1.3 million decrease in variable product sales expense primarily as a result of the completion of product shipments relating to the SANG contract in the second quarter of 2013, a $0.2 million decrease in bad debt expense, and a $0.2 million decrease in sales promotions and demonstration units. As a percentage of net sales, sales, marketing and support expense for the six months ended June 30, 2014 was 19% as compared to 17% for the six months ended June 30, 2013.

General and administrative expense for the six months ended June 30, 2014 increased by $2.1 million, or 25%, to $10.4 million from $8.3 million for the six months ended June 30, 2013. The primary reason for the increase in 2014 expense was a $2.6 million increase in general and administrative expense relating to our new KVH Media Group business and a $0.2 million increase in U.S-based employee compensation. Partially offsetting this increase were a $0.4 million decrease in transaction expenses related to acquisitions, a $0.3 million decrease in accrued performance-based incentive compensation, and a $0.1 million decrease in accounting fees. As a percentage of net sales, general and administrative expense for the six months ended June 30, 2014 was 13% as compared to 10% for the six months ended June 30, 2013.
Income Tax Expense
Income tax expense for the six months ended June 30, 2014 was $0.2 million as compared to $1.5 million for the six months ended June 30, 2013. The decrease in income tax expense is primarily due to a $5.9 million decrease in pre-tax income, and a discrete income tax expense of $0.3 million associated with an increase in our deferred tax asset valuation allowance for a state research and development tax credit.
Backlog
Backlog is not a meaningful indicator for predicting revenue in future periods. Commercial resellers for our mobile satellite communications products and FOG products do not carry extensive inventories and rely on us to ship products quickly. Generally due to the rapid delivery of our commercial products, our backlog for those products is not significant.
Our backlog for all products and services was approximately $15.9 million and $20.5 million on June 30, 2014 and December 31, 2013, respectively. As of June 30, 2014, all of our backlog was scheduled for fulfillment in 2014, except for $5.6 million scheduled for fulfillment in 2015. The decrease in backlog of $4.6 million from December 31, 2013 was primarily the result of the fulfillment of the order for TACNAV services received in June 2012 from SANG and the fulfillment of other TACNAV and FOG product orders.
Backlog consists of orders evidenced by written agreements and specified delivery dates for customers who are acceptable credit risks. We do not include satellite connectivity service sales in our backlog even though many of our satellite connectivity customers have signed annual or multi-year service contracts providing for a fixed monthly fee. Military orders included in backlog are generally subject to cancellation for the convenience of the customer. When orders are canceled, we generally recover actual costs incurred through the date of cancellation and the costs resulting from termination. As of June 30, 2014, our backlog included approximately $9.7 million in orders that are subject to cancellation for convenience by the customer. Individual orders for guidance and stabilization products are often large and may require procurement of specialized long-lead components and allocation of manufacturing resources. The complexity of planning and executing larger orders generally requires customers to order well in advance of the required delivery date, resulting in backlog.
Liquidity and Capital Resources
We have historically funded our operations primarily from operating cash flows, net proceeds from public and private equity offerings, bank financings and proceeds received from exercises of stock options. As of June 30, 2014, we had $54.3 million in cash, cash equivalents, and marketable securities, of which $6.1 million in cash equivalents was held in local currencies by our foreign subsidiaries. There were no marketable securities held by our foreign subsidiaries as of June 30, 2014. As of June 30, 2014, we had $80.7 million in working capital.
Net cash provided by operations was $1.3 million for the six months ended June 30, 2014 as compared to net cash provided by operations of $11.8 million for the six months ended June 30, 2013. The $10.5 million decrease in cash provided by operations was primarily due to a $4.6 million decrease in net income, a $5.8 million decrease in cash inflows related to accounts receivable, a $1.1 million increase in cash outflows related to other long-term liabilities, a $0.8 million increase in cash outflows related to accounts payable and a $0.7 increase in cash outflows related to inventory. Partially offsetting the increase in cash outflows were an increase in cash inflows attributable to a $1.2 million decrease in cash outflows related to accrued expenses, a $0.9 million decrease in cash outflows related to prepaid expenses and other assets and a $0.8 million decrease in cash outflows related to other non-current assets.
Net cash provided by investing activities was $3.6 million for the six months ended June 30, 2014 as compared to net cash used in investing activities of $39.2 million for the six months ended June 30, 2013. The increase of $42.8 million is primarily the result of net cash paid for the acquisition of KVH Media Group of $22.8 million during the six months ended June 30, 2013, in addition to a $20.4 million decrease in our net investment in marketable securities. This increase is partially offset by a $0.4 million increase in cash used for capital expenditures.

Net cash used in financing activities was $0.7 million for the six months ended June 30, 2014 compared to cash provided by financing activities of $28.4 million for the six months ended June 30, 2013. The $29.1 million decrease in cash provided by financing activities is primarily due to a $23.0 million reduction in proceeds from line of credit borrowings, a $4.7 million reduction in borrowings under our long-term debt and a $1.6 million decrease in proceeds from stock option exercises and purchases under our employee stock purchase plan, partially offset by a $0.3 million decrease in payments related to employee restricted stock withholdings.
Borrowing Arrangements
On April 6, 2009, we entered into a mortgage loan in the amount of $4.0 million related to our headquarters facility in Middletown, Rhode Island. The loan term is 10 years, with a principal amortization of 20 years, and the interest rate will be a rate per year adjusted periodically based on a defined interest period equal to the BBA LIBOR Rate plus 2.25 percentage points. On June 9, 2011, we entered into an amendment to the mortgage loan, providing for an adjustment of the interest rate from the BBA LIBOR Rate plus 2.25 percentage points to the BBA LIBOR Rate plus 2.00 points. Land, building and improvements with an approximate carrying value of $5.0 million as of June 30, 2014 secure the mortgage loan. The monthly mortgage payment is approximately $11,000 plus interest and increases in increments of approximately $1,000 each year throughout the life of the mortgage. Due to the difference in the term of the loan and amortization of the principal, a balloon payment of $2.6 million is due on April 1, 2019. The loan contains one financial covenant, a Fixed Charge Coverage Ratio, which applies in the event that our consolidated cash, cash equivalents and marketable securities balance falls below $25.0 million at any time. As our consolidated cash, cash equivalents, and marketable securities balance was above $25.0 million throughout the six months ended June 30, 2014, the Fixed Charge Coverage Ratio did not apply. Under the mortgage loan we may prepay our outstanding loan balance subject to certain early termination charges as defined in the mortgage loan agreement. If we were to default on our mortgage loan, the land, building and improvements would be used as collateral. As discussed in note 15 to the consolidated financial statements, effective April 1, 2010, in order to reduce the volatility of cash outflows that arise from changes in interest rates, we entered into two interest rate swap agreements that are intended to hedge our mortgage interest obligations by fixing the interest rates specified in the mortgage loan to 5.91% for half of the principal amount outstanding and 6.07% for the remaining half of the principal amount outstanding as of April 1, 2010 until the mortgage loan expires on April 16, 2019.
As of June 30, 2014, we had a $30.0 million revolving loan agreement with a bank that was scheduled to mature on December 31, 2015. The entire $30.0 million principal amount was outstanding on June 30, 2014. We paid interest on any outstanding amounts at a rate equal to the BBA LIBOR Daily Floating Rate plus 1.25%. As of June 30, 2014, the monthly interest payments were approximately $36,000, subject to adjustment in accordance with the terms of the loan agreement. The line of credit contained two financial covenants, a Liquidity Covenant, which required us to maintain at least $20.0 million in unencumbered liquid assets, as defined in the loan agreement, and a Fixed Charge Coverage Ratio. As of June 30, 2014, we were not in default of either covenant.
On July 1, 2014, we entered into (i) a five-year senior Credit Agreement with Bank of America, N.A., as Administrative Agent, and the lenders named from time to time as parties thereto, for an aggregate amount of up to $80.0 million, including a revolving credit facility (the “Revolver”) of up to $15.0 million and a term loan (“Term Loan”) of $65.0 million to be used for general corporate purposes, including both (A) the refinancing of the $30.0 million indebtedness then outstanding under the credit facility described above and (B) permitted acquisitions, (ii)  revolving credit notes (together, the “Revolving Credit Note”) to evidence the Revolver, (iii) term notes (together, the “Term Note,” and together with the Revolving Credit Note, the “Notes”) to evidence the Term Loan, (iv) a Security Agreement (the “Security Agreement”) required by the lenders with respect to our grant of a security interest in substantially all of our assets in order to secure our obligations under the Credit Agreement and the Notes, and (v) Pledge Agreements (the “Pledge Agreements”) required by the lenders with respect to our grant of a security interest in 65% of the capital stock of each of KVH Industries A/S and KVH Industries U.K. Limited held by us in order to secure our obligations under the Credit Agreement and the Notes.
The $65.0 million Term Note was executed on July 1, 2014 in connection with our acquisition of Videotel. We applied proceeds in the amount of $35.0 million toward the payment of a portion of the purchase price for Videotel, and we applied proceeds in the amount of approximately $30.0 million toward the refinancing of the then-outstanding balance of our former credit facility. We must make principal repayments on the Term Loan in the amount of approximately $1.2 million at the end of each of the first eight three-month periods following the closing; thereafter, we must make principal repayments in the amount of approximately $1.6 million for each succeeding three-month period until the maturity of the loan on July 1, 2019. On the maturity date, the entire remaining principal balance of the loan, including any future loans under the Revolver, is due and payable, together with all accrued and unpaid interest, penalties and other amounts due and payable under the Credit Agreement. The Credit Agreement contains provisions requiring the mandatory prepayment of amounts outstanding under the Term Loan and the Revolver under specified circumstances, including (i) 100% of the net cash proceeds from certain dispositions to the extent not reinvested in our business within a stated period, (ii) 50% of the net cash proceeds from stated equity issuances and (iii) 100% of the net cash proceeds from certain receipts of more than $250,000 outside the ordinary course of business. The prepayments are first applied to the Term Loan, in inverse order of maturity, and then to the Revolver. In the discretion of the Administrative Agent, certain mandatory prepayments made on the Revolver can permanently reduce the amount of credit available under the Revolver.
Loans under the Credit Agreement bear interest at varying rates determined in accordance with the Credit Agreement. Each LIBOR Rate Loan, as defined in the Credit Agreement, bears interest on the outstanding principal amount thereof for each interest period from the applicable borrowing date at a rate per annum equal to the LIBOR Daily Floating Rate or LIBOR Monthly Floating Rate, each as defined in the Credit Agreement, as applicable, plus the Applicable Rate, as defined in the Credit Agreement, and each Base Rate Loan, as defined in the Credit Agreement, bears interest on the outstanding principal amount thereof from the applicable borrowing date at a rate per annum equal to the Base Rate, as defined in the Credit Agreement, plus the Applicable Rate. The Applicable Rate ranges from 1.50% to 2.25%, depending on our Consolidated Leverage Ratio, as defined in the Credit Agreement. The highest Applicable Rate applies when the Consolidated Leverage Ratio exceeds 2.00:1.00. Upon certain defaults, including failure to make payments when due, interest becomes payable at a higher default rate.
Borrowings under the Revolver are subject to the satisfaction of numerous conditions precedent at the time of each borrowing, including the continued accuracy of our representations and warranties and the absence of any default under the Credit Agreement.
The Credit Agreement contains two financial covenants, a Maximum Consolidated Leverage Ratio and a Minimum Consolidated Fixed Charge Coverage Ratio, each as defined in the Credit Agreement. The Maximum Consolidated Leverage Ratio is initially 2.25:1.00 and declines to 1.50:1.00 on December 31, 2014 and to 1.00:1.00 on September 30, 2015. The Minimum Consolidated Fixed Charge Coverage Ratio may not be less than 1.25:1.00 at any time after December 31, 2014. The Credit Agreement imposes certain other affirmative and negative covenants, including without limitation covenants with respect to the payment of taxes and other obligations, compliance with laws, entry into material contracts, creation of liens, incurrence of indebtedness, investments, dispositions, fundamental changes, restricted payments, changes in the nature of our business, transactions with affiliates, corporate and accounting changes, and sale and leaseback arrangements.
Our obligation to repay loans under the Credit Agreement could be accelerated upon a default or event of default under the terms of the Credit Agreement, including certain failures to pay principal or interest when due, certain breaches of representations and warranties, the failure to comply with our affirmative and negative covenants under the Credit Agreement, a change of control, certain defaults in payment relating to other indebtedness, the acceleration of payment of certain other indebtedness, certain events relating to our liquidation, dissolution, bankruptcy, insolvency or receivership, the entry of certain judgments against us, certain events relating to the impairment of collateral or the Lender’s security interest therein, and any other material adverse change with respect to us.

Other Matters
It is our intent to continue to invest in the mini-VSAT Broadband network on a global basis in cooperation with ViaSat under the terms of a 10-year agreement announced in July 2008. As part of the future potential capacity expansion, we would plan to seek to acquire additional satellite capacity from satellite operators, expend funds to seek regulatory approvals and permits, develop product enhancements in anticipation of the expansion, and hire additional personnel. In addition, in December 2011, we entered into a five-year agreement to lease satellite capacity from a satellite operator, effective February 1, 2012, and in 2012 we also purchased three satellite hubs. The total cost of the five-year satellite capacity agreement, the satellite hubs, and teleport services is approximately $12.2 million, of which approximately $2.7 million related to the total cost of the three hubs. On January 30, 2013, we borrowed $4.7 million from a bank and pledged as collateral six satellite hubs and related equipment, including the three hubs purchased in 2012. The term of the equipment loan is five years, and the loan bears interest at a fixed rate of 2.76% per annum. The monthly payment is approximately $83,000, including interest expense. On December 30, 2013, we borrowed $1.2 million from a bank and pledged as collateral one satellite hub and related equipment. The term of the equipment loan is five years, and the loan bears interest at a fixed rate of 3.08% per annum. The monthly payment is approximately $21,000, including interest expense.
On November 26, 2008, our Board of Directors authorized a program to repurchase up to one million shares of our common stock. The share repurchase program is funded using our existing cash, cash equivalents, marketable securities and future cash flows. As of June 30, 2014, 341,009 shares of our common stock remain available for repurchase under the program. We did not purchase any shares of our common stock in the six months ended June 30, 2014.

As of June 30, 2014, we held $54.3 million in cash, cash equivalents and marketable securities. We believe that, after the application of a portion of this amount toward the purchase of Videotel, our remaining cash, cash equivalents and marketable securities, together with our other working capital and cash flows from operations, will be adequate to meet planned operating and capital requirements through at least the next twelve months. However, as the need or opportunity arises, we may seek to raise additional capital through public or private sales of securities or through additional debt financing. There are no assurances that we will be able to obtain any additional funding or that such funding will be available on terms acceptable to us.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our primary market risk exposures are interest rate risk and foreign currency exchange rate risk.
We are exposed to changes in interest rates because we finance certain operations through fixed and variable rate debt instruments.
We had $30.0 million in borrowings outstanding under our variable-rate credit facility at June 30, 2014, at an interest rate equal to the BBA LIBOR Daily Floating Rate plus 1.25%. As noted in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, the borrowings outstanding under this variable-rate credit facility, were refinanced into a five-year Term Note on July 1, 2014 as part of the acquisition of Videotel that happened on July 2, 2014. For more information regarding our new credit facility, see Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Borrowing Arrangements.
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
We are exposed to currency exchange rate fluctuations related to our subsidiary operations in the United Kingdom, Denmark, Norway, Brazil, Singapore, Hong Kong, Cyprus, Japan, Belgium, and the Netherlands. Certain transactions in these locations are made in the local currency, yet are reported in the U.S. dollar, the functional currency. For foreign currency exposures existing at June 30, 2014, a 10% unfavorable movement in the foreign exchange rates for our subsidiary locations would not expose us to material losses in earnings or cash flows.
From time to time, we have purchased foreign currency forward contracts. These forward contracts are intended to offset the impact of exchange rate fluctuations on cash flows of our foreign subsidiaries. Foreign exchange contracts are accounted for as cash flow hedges and are recorded on the balance sheet at fair value until executed. Changes in the fair value are recognized in earnings. We did not enter into any such contracts during the six months ended June 30, 2014. However, we did inherit cash flow hedges from our acquisition of Headland Media Limited (now known as the KVH Media Group) in May 2013. We do not currently anticipate that we will enter into similar agreements once the existing agreements expire by the end of 2014.
The primary objective of our investment activities is to preserve principal and maintain liquidity, while at the same time maximizing income. We have not entered into any instruments for trading purposes. Some of the securities that we invest in may have market risk. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities that can include United States treasuries, certificates of deposit, investment grade asset-backed corporate securities, money market mutual funds, municipal bonds, and government agency and non-government debt securities. As of June 30, 2014, a hypothetical 100 basis-point increase in interest rates would have resulted in an immaterial decrease in the fair value of our investments that had maturities of greater than one year. Due to the conservative nature of our investments and the relatively short duration of their maturities, we believe this interest rate risk is substantially mitigated. As of June 30, 2014, 77% of the $41.0 million classified as available-for-sale marketable securities will mature or reset within one year. Accordingly, long-term interest rate risk is not considered material for our investment activities. We did not invest in any financial instruments denominated in foreign currencies as of June 30, 2014.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this interim report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2014.
Changes in Internal Controls Over Financial Reporting
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated our internal control over financial reporting during the second quarter of 2014. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer did not identify any change in our internal control over financial reporting during the second quarter of 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
On July 2, 2014, we acquired Videotel, a privately held company based in the United Kingdom. As a private company, Videotel was not required to have, and did not have, the level of internal control over financing reporting that United States public reporting companies must have. Further, Videotel did not regularly prepare financial statements in accordance with accounting principles generally accepted in the United States that were audited by an independent public accounting firm registered with the Public Company Accounting Oversight Board, nor did it prepare unaudited financial statements on a quarterly or other interim basis. Accordingly, we expect to apply our existing internal control over financial reporting and such other appropriate internal controls as we deem necessary to Videotel’s operations, including the hiring of appropriate personnel with the requisite degree of financial and accounting training and experience appropriate for public company reporting. We expect that the expenses we have incurred and will incur in preparing audited financial statements for Videotel, hiring the necessary personnel and implementing internal controls appropriate to Videotel’s operations will materially increase our general and administrative expenses in the third quarter of 2014 and in subsequent quarters.

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
Net sales of many of our mobile communications products are largely generated by discretionary consumer spending, and demand for these products may decline as a result of continuing weak regional and global economic conditions. For example, sales of our mobile communications products declined 16% from the second quarter of 2013 to the second quarter of 2014, and the declines were more extensive in certain areas, such as Europe and Asia. Consumer spending tends to decline during recessionary periods and may decline at other times. Some consumers have chosen not to purchase our mobile communications products due to a perception that they are luxury items, and these trends could continue or accelerate. As global and regional economic conditions change, including uncertainty regarding federal budgetary pressures, overseas sovereign debt crisis, the general level of interest rates, fluctuating oil prices and demand for durable consumer products, demand for our products could continue to be materially and adversely affected.
Our financial performance is impacted by U.S. government contracts, which are subject to uncertain levels of funding and termination.
     A reduction in sales to the U.S. government or its contractors, whether due to lack of funding, for convenience or otherwise, or the occurrence of delays, could negatively impact our results of operations and financial condition. For example, in recent years, we had historically sold a substantial portion of our FOG systems to a U.S. government contractor for the U.S. Army’s CROWS III program. However, during the six months ended June 30, 2014, we recorded approximately $1.0 million in FOG sales under the CROWS III program. We currently have no expectation that FOG sales under this program will show any improvement from such a level in the near future, and as a result we do not anticipate that this program will significantly contribute to our FOG sales in 2014, as it did for the fiscal years ended December 31, 2013, 2012 and 2011.
Further, the funding of U.S. government programs is subject to congressional appropriations. Congress generally appropriates funds on a fiscal year basis even though a program may extend over several fiscal years. Consequently, programs are often only partially funded initially and additional funds are committed only as Congress makes further appropriations. If appropriations for any program in which we participate become unavailable, or are reduced or delayed, our contract or subcontract under such program may be terminated or adjusted by the government, which could have a negative impact on our future sales under such contract or subcontract. When a formal appropriation bill has not been signed into law before the end of the U.S. government's fiscal year, which has become more frequent in recent years, Congress may pass a continuing resolution that authorizes agencies of the U.S. government to continue to operate, generally at the same funding levels from the prior year, but that typically does not authorize new spending initiatives, during this period. Appropriations can also be impacted by other budgetary considerations, such as failure to increase the statutory debt ceiling of the U.S. government. During such periods (or until the regular appropriation bills are passed), delays can occur in procurement of products and services due to lack of funding, and these delays can affect our results of operations during the period of delay.

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
We evaluate strategic acquisition opportunities to acquire other businesses as they arise, such as our acquisitions of Videotel in July 2014 and Headland Media Limited (now known as the KVH Media Group) in May 2013. The expenses we incur evaluating and pursuing these and other such acquisitions could have a material adverse effect on our results of operations. For example, through June 30, 2014, we have incurred approximately $0.5 million and $0.9 million in connection with the acquisitions of Videotel and the KVH Media Group, respectively. If we acquire a business, we may be unable to manage it profitably or successfully integrate its operations with our own. Moreover, we may be unable to realize the strategic, financial, operational and other benefits we anticipate from any acquisition. Competition for acquisition opportunities could increase the price we pay for businesses we acquire and could reduce the number of potential acquisition targets. Further, our approach to acquisitions may involve a number of special financial and business risks, such as:

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
In the markets for media content, the KVH Media Group competes with Swank Motion Pictures and NewspaperDirect, and Videotel competes with Seagull AS.
In the guidance and stabilization markets, we compete primarily with Honeywell International Inc., Northrop Grumman Corporation, Goodrich Aerospace, IAI, Fizoptica, SAGEM and Systron Donner Inertial.

Among the factors that may affect our ability to compete in our markets are the following:

•	many of our primary competitors are well-established companies that generally have substantially greater financial, managerial, technical, marketing, personnel and other resources than we do;

•	product and service improvements, new product and service developments or price reductions by competitors may weaken customer acceptance of, and reduce demand for, our products and services;

•	new technology or market trends may disrupt or displace a need for our products and services;

•	our competitors may have access to a broader array of media content than we do, which may cause customers to prefer competitors’ media offerings; and

•	our competitors may have lower production costs than we do, which may enable them to compete more aggressively in offering discounts and other promotions.
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
Our business has substantial indebtedness, which could restrict our business opportunities.
We currently have, and will likely continue to have, a substantial amount of indebtedness. Our indebtedness could, among other things, make it more difficult for us to satisfy our debt obligations, require us to use a large portion of our cash flow from operations to repay and service our debt or otherwise create liquidity problems, limit our flexibility to adjust to market conditions, place us at a competitive disadvantage and expose us to interest rate fluctuations. As of July 31, 2014, we had total debt outstanding of approximately $72.7 million, which included approximately $65.0 million in aggregate principal amount of indebtedness outstanding under our secured credit facility. Our secured credit facility generally matures in 2019.
We expect to obtain the money to pay our expenses and pay the principal and interest on our indebtedness from cash flow from our operations and potentially from other debt or equity offerings. Accordingly, our ability to meet our obligations depends on our future performance and capital raising activities, which will be affected by financial, business, economic and other factors, many of which are beyond our control. If our cash flow and capital resources prove inadequate to allow us to pay the principal and interest on our debt and meet our other obligations, we could face substantial liquidity problems and might be required to dispose of material assets or operations, restructure or refinance our debt, which we may be unable to do on acceptable terms, and forego attractive business opportunities. In addition, the terms of our existing or future debt agreements may restrict us from pursuing any of these alternatives.

The agreements governing our indebtedness subject us to various restrictions that may limit our ability to pursue business opportunities.
The agreements governing our indebtedness subject us to various restrictions on our ability to engage in certain activities, including, among other things, our ability to:

•	acquire other businesses or make investments;

•	raise additional capital;

•	incur additional debt or create liens on our assets;

•	pay dividends or make distributions;

•	prepay indebtedness; and

•	merge, dissolve, liquidate, consolidate, or dispose of all or substantially all of our assets.
These restrictions may limit or restrict our cash flow and our ability to pursue business opportunities or strategies that we would otherwise consider to be in our best interests.
Our secured credit facility contains certain financial and other restrictive covenants that we may not satisfy, and that, if not satisfied, could result in the acceleration of the amounts due under our secured credit facility and the limitation of our ability to borrow additional funds in the future.
The agreements governing our secured credit facility subject us to various financial and other restrictive covenants with which we must comply on an ongoing or periodic basis. These include covenants pertaining to a maximum consolidated leverage ratio, a minimum consolidated fixed charge coverage ratio, covenants requiring the mandatory prepayment of amounts outstanding under the term loan and the revolver under specified circumstances, including (i) 100% of the net cash proceeds from certain dispositions to the extent not reinvested in our business within a stated period, (ii) 50% of the net cash proceeds from stated equity issuances, and (iii) 100% of the net cash proceeds from certain receipts of more than $250,000 outside the ordinary course of business, and limits on capital expenditures. If we violate any of these covenants, we may suffer a material adverse effect. Most notably, our outstanding debt under our secured credit facility could become immediately due and payable, our lenders could proceed against any collateral securing such indebtedness, and our ability to borrow additional funds in the future could be limited or terminated. Alternatively, we could be forced to refinance or renegotiate the terms and conditions of our secured credit facility, including the interest rates, financial and restrictive covenants and security requirements of the secured credit facility, on terms that may be significantly less favorable to us.
A default under agreements governing our indebtedness could result in a default and acceleration of indebtedness under other agreements.
Certain agreements governing our indebtedness contain cross-default provisions whereby a default under one agreement could result in a default and acceleration of our repayment obligations under other agreements. If a cross-default were to occur, we may not be able to pay our debts or borrow sufficient funds to refinance them. Even if new financing were available, it may not be available on acceptable terms. If some or all of our indebtedness is in default for any reason, our business, financial condition and results of operations could be materially and adversely affected.
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
These factors can cause substantial fluctuations in sales of our TACNAV and FOG products from period to period. For example, sales of our FOG products decreased $4.5 million, or 32%, from the second quarter of 2013 to the second quarter of 2014. Similarly, sales of our TACNAV products decreased $5.5 million, or 43%, from the second quarter of 2013 to the second quarter of 2014. The decline in TACNAV sales was due primarily to the completion in the second quarter of 2013 of product shipments under the original $35.6 million SANG order received in June 2012, the largest TACNAV order in our history. The remaining $0.2 million in contract value for the services portion of the original SANG order as of June 30, 2014 is estimated for completion in the third quarter of 2014. We do not currently have in backlog another order of comparable size for the rest of 2014 or future years. The U.S. government may change defense spending priorities at any time. Moreover, government customers such as the U.S. Coast Guard and their contractors can generally cancel orders for our products for convenience or decline to exercise previously disclosed contract options. Even under firm orders with government customers, funding must often be appropriated in the budget process in order for the government to complete the contract. The cancellation of or failure to fund orders for our products could further reduce our net sales and results of operations.
Sales of our FOG systems and TACNAV products generally consist of a few large orders, and the delay or cancellation of a single order could substantially reduce our net sales.
KVH products sold to customers in the defense industry are purchased through orders that can generally range in size from several hundred thousand dollars to more than one million dollars. For example, we received orders for TACNAV products and services of $5.2 million, $7.2 million, $35.6 million and $2.8 million in May 2014, January 2013, June 2012 and June 2012, respectively. Orders of this size are often unpredictable and difficult to replicate. As a result, the delay or cancellation of a single order could materially reduce our net sales and results of operations. We periodically experience repeated and unanticipated delays in defense orders, which make our revenues and operating results less predictable. Because our guidance and stabilization products typically have relatively higher product gross margins than our mobile communications products, the loss of an order for guidance and stabilization products could have a disproportionately adverse effect on our results of operations.

Only a few customers account for a substantial portion of our guidance and stabilization revenues, and the loss of any of these customers could substantially reduce our net sales.
We derive a significant portion of our guidance and stabilization revenues from a small number of customers, many of whom are contractors for the U.S. government. For example, for the year ended December 31, 2013, SANG accounted for approximately 12% of our total sales, and product deliveries to this customer under our existing contract were completed in the second quarter of 2013. We do not currently have in backlog another order of comparable size for the rest of 2014 or future years. The loss of business from any of these customers could substantially reduce our net sales and results of operations and could seriously harm our business. Since we are often awarded a contract as a subcontractor to a major defense supplier that is engaged in a competitive bidding process as prime contractor for a major weapons procurement program, our revenues depend significantly on the success of the prime contractors with which we align ourselves.
Commercial sales of our guidance and stabilization products are unpredictable.
Increased commercial sales of our guidance and stabilization products are making it more difficult to predict our future revenues. We have been marketing our guidance and stabilization products, particularly our FOGs, to original equipment manufacturers for incorporation into commercial products, such as navigation and positioning systems for various applications, including precision mapping, dynamic surveying, autonomous vehicles, train location control and track geometry measurement systems, industrial robotics and optical stabilization. Because we sell these products to original equipment manufacturers rather than end-users, we have less information about market trends and other developments affecting the buying patterns of end-users and, as a result, may be unable to forecast demand for these products accurately. Sales of FOGs for commercial applications declined significantly from the second quarter of 2013 to the second quarter of 2014. Moreover, sales of these products for commercial applications depend on the success of our customers’ products, and any decline in sales of our customers’ products would reduce demand for our products.
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
Excluding the products manufactured by Videotel, which we manufacture in the United Kingdom, we currently manufacture all of our mobile communications products at our manufacturing facility in Middletown, Rhode Island, and the majority of our guidance and stabilization products at our facility in Tinley Park, Illinois. Some of our production processes are complex, and we may be unable to respond rapidly to the loss of the use of either production facility. For example, our production facilities use some specialized equipment that may take time to replace if they are damaged or become unusable for any reason. In that event, shipments would be delayed, which could result in customer or dealer dissatisfaction, loss of sales and damage to our reputation. Finally, we have only a limited capability to increase our manufacturing capacity in the short term. If short-term demand for our products exceeds our manufacturing capacity, our inability to fulfill orders in a timely manner could also lead to customer or dealer dissatisfaction, loss of sales and damage to our reputation.
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

Our media and entertainment business relies on licensing arrangements with content providers, and the loss of or changes in those arrangements could adversely affect our business.
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
Our media business may expose us to claims regarding our media content.
Our media business produces training films and eLearning computer-based training courses, including programs on safety, maintenance, security and regulatory compliance, and also provides commercially licensed maritime charting and navigation information. Our efforts to ensure the accuracy and reliability of the content we provide could be inadequate, and we could face claims of liability based on this content. Contractual and other measures we take to limit our liability may be inadequate to protect us from these claims. Although we have certain rights of indemnification from third parties for certain portions of the content we provide to customers, it may be time-consuming and expensive to enforce our rights, and the third parties may lack the resources to fulfill their obligations to us. Further, our insurance coverage is subject to deductibles, exclusions and limitations of coverage, and there can be no assurance that our insurance coverage would be available to satisfy any claims against us. Any such claims may have a material adverse effect on our financial condition and results of operations.
If we are unable to improve our existing mobile communications and guidance and stabilization products and services and develop new, innovative products and services, our sales and market share may decline.
The markets for mobile communications products and services and guidance and stabilization products and services are each characterized by rapid technological change, frequent new product innovations, changes in customer requirements and expectations, and evolving industry standards. If we fail to make innovations in our existing products and services and reduce the costs of our products and services, our market share may decline. Products or services using new technologies, or emerging industry standards, could render our products and services obsolete. If our competitors successfully introduce new or enhanced products or services that eliminate technological advantages our products or services may have in a market or otherwise outperform our products or services, or are perceived by consumers as doing so, we may be unable to compete successfully in the markets affected by these changes.
If we cannot effectively manage changes in our rate of growth, our business may suffer.
We have previously expanded our operations to pursue existing and potential market opportunities, and we are continuing to expand our international operations. For example, we recently opened a new sales office in Japan to service local customers, and we recently expanded our service offerings through the acquisitions of Videotel and Headland Media Limited (now known as the KVH Media Group). This growth placed a strain on our personnel, management, financial and other resources. If any portion of our business grows more rapidly than we anticipate and we fail to manage that growth properly, we may incur unnecessary expenses, and the efficiency of our operations may decline. If we are unable to adjust our operating expenses on a timely basis in response to changes in revenue cycles, our results of operations may be harmed. To manage changes in our rate of growth effectively, we must, among other things:

•	match our manufacturing facilities and capacity to demand for our products in a timely manner;

•	successfully attract, train, motivate and manage appropriate numbers of employees for manufacturing, sales and customer support activities;

•	effectively manage our inventory and working capital;

•	maintain the efficiencies within our operating, administrative, financial and accounting systems; and

•	ensure that our procedures and internal controls are revised and updated to remain appropriate for the size and scale of our business operations.

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
Historically, sales to customers outside the United States and Canada have accounted for a significant portion of our net sales, and our acquisitions of Videotel in July 2014 and Headland Media Limited (now known as the KVH Media Group) in May 2013 increased our sales in new foreign markets. We have foreign sales offices in Denmark, the United Kingdom, Singapore, Hong Kong, Japan, Norway and Cyprus, as well as a subsidiary in Brazil that manages local sales. We otherwise support our international sales from our operations in the United States. Our limited operations in foreign countries may impair our ability to compete successfully in international markets and to meet the service and support needs of our customers in countries where we have little to no infrastructure. We are subject to a number of risks associated with our international business activities, which may increase our costs and require significant management attention. We expect our acquisitions of Videotel and Headland Media Limited (now known as KVH Media Group) to augment these risks. These risks include:

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
KVH Media Group and Videotel use the pound sterling as their functional currency and conduct a portion of their operations in other currencies, and these acquisitions enhance our exposure to losses arising from fluctuations in exchange rates between the US dollar and foreign currencies.
We could incur additional legal compliance costs associated with our international operations and could become subject to legal penalties if we do not comply with certain regulations.
As a result of our expanding international operations, we are subject to a number of legal requirements, including the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and the customs, export, trade sanctions and anti-boycott laws of the United States, including those administered by the U.S. Customs and Border Protection, the Bureau of Industry and Security, the Department of Commerce and the Office of Foreign Assets Control of the Treasury Department, as well as those of other nations in which we do business. Compliance with these laws and regulations is complex and involves significant costs. These risks are heightened for acquired businesses that have historically been managed outside the United States, where these laws and regulations may not have applied to the same extent. Our assessment of compliance with these laws and regulations by businesses that we have acquired may not have uncovered instances of non-compliance, and we may face liability for such non-compliance. In addition, our training and compliance programs and our other internal control policies may be insufficient protect us from acts committed by our employees, agents or third-party contractors. Any violation of these requirements by us or our employees, agents or third-party contractors may subject us to significant criminal and civil liability.
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
Our ability to compete depends significantly upon our patents, our copyrights, our source code and our other proprietary technology. The steps we have taken to protect our technology may be inadequate to prevent others from using what we regard as our technology to compete with us. Our patents could expire or be challenged, invalidated or circumvented, and the rights we have under our patents could provide no competitive advantages. Existing trade secrets, copyright and trademark laws offer only limited protection. Customers or others with access to our proprietary media content could copy that content without permission or otherwise violate the terms of our customer agreements, which would adversely affect our revenues. In addition, the laws of some foreign countries do not protect our proprietary technology to the same extent as the laws of the United States, which could increase the likelihood of misappropriation. Furthermore, other companies could independently develop similar or superior technology without violating our intellectual property rights. Any misappropriation of our technology or the development of competing technology could seriously harm our competitive position, which could lead to a substantial reduction in net sales.
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
We retain sensitive data, including intellectual property, proprietary business information, personally identifiable information, credit card information and usage data of our employees and customers on our computer networks. Although we take protective measures and endeavor to modify them as circumstances warrant, invasive technologies and techniques continue to evolve rapidly, and our computer systems, software and networks may be vulnerable to unauthorized access, misuse, employee error, computer viruses or other malicious code and other events that could have a security impact. Any security breach may compromise information stored on our networks and may result in significant data losses or theft of our, our customers', our business partners' or our employees' sensitive information.
If any of these events were to occur, they could cause us to lose existing customers and fail to attract new customers, as well as subject us to regulatory actions, litigation, fines, damage to our reputation or competitive position, or orders or decrees requiring us to modify our business practices, any of which could have a material adverse effect on our financial position, results of operations or cash flows.
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
We have at times experienced significant fluctuations in our net sales and results of operations from one quarter to the next. Our future net sales and results of operations could vary significantly from quarter to quarter due to a number of factors, many of which are outside our control. Accordingly, you should not rely on quarter-to-quarter comparisons of our results of operations as an indication of future performance. It is possible that our net sales or results of operations in a quarter will fall below the expectations of securities analysts or investors. If this occurs, the market price of our common stock could fall significantly. Our results of operations in any quarter can fluctuate for many reasons, including:

•	changes in demand for our mobile communications products and services and guidance and stabilization products and services;

•	the timing and size of individual orders from military customers;

•	the mix of products we sell;

•	our ability to manufacture, test and deliver products in a timely and cost-effective manner, including the availability and timely delivery of components and subassemblies from our suppliers;

•	our success in winning competitions for orders;

•	the timing of new product introductions by us or our competitors;

•	expenses incurred in pursuing acquisitions;

•	expenses incurred in expanding our mini-VSAT Broadband network;

•	market and competitive pricing pressures;

•	general economic climate; and

•	seasonality of pleasure boat and recreational vehicle usage.
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

If goodwill or other intangible assets that we have recorded in connection with our acquisitions of other businesses become impaired, we could have to take significant charges against earnings.
As a result of our acquisitions, we have recorded, and may continue to record, a significant amount of goodwill and other intangible assets. Under current accounting guidelines, we must assess, at least annually and potentially more frequently, whether the value of goodwill and other intangible assets has been impaired. Any reduction or impairment of the value of goodwill or other intangible assets will result in additional charges against earnings, which could materially reduce our reported results of operations in future periods.
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
On November 26, 2008, our Board of Directors authorized a program to repurchase up to one million shares of our common stock. As of June 30, 2014, 341,009 shares of common stock remain available for repurchase under the program. The repurchase program is funded using our existing cash, cash equivalents, marketable securities, and future cash flows. Under the repurchase program, at management’s discretion, we may repurchase shares on the open market from time to time, in privately negotiated transactions or block transactions, or through an accelerated repurchase agreement. The timing of such repurchases depends on availability of shares, price, market conditions, alternative uses of capital, and applicable regulatory requirements. The program may be modified, suspended or terminated at any time without prior notice. The repurchase program has no expiration date. There were no other repurchase programs outstanding during the three months ended June 30, 2014, and no repurchase programs expired during the period.
We did not repurchase any shares of our common stock in the three months ended June 30, 2014.

ITEM 6.    EXHIBITS
Exhibits:

Exhibit No.	Description	Filed with this Form 10-Q	Incorporated by Reference
			Form	Filing Date	Exhibit No.
2.1*	Share Purchase Agreement, dated as of July 2, 2014, by and between KVH Media Group Limited and Nigel Cleave		8-K	July 3, 2014	2.1

3.1	Amended and Restated Certificate of Incorporation, as amended		10-Q	August 6, 2010	3.1

3.2	Amended and Restated Bylaws of KVH Industries, Inc.		8-K	April 30, 2014	3.1

4.1	Specimen certificate for the common stock		S-1/A	March 22, 1996	4.1

10.1	Credit Agreement, dated as of July 1, 2014, by and between Bank of America, N.A., The Washington Trust Company and KVH Industries, Inc.		8-K	July 3, 2014	10.1

10.2	Term Notes, dated as of July 1, 2014, by and between KVH Industries, Inc. and each of Bank of America, N.A. and The Washington Trust Company		8-K	July 3, 2014	10.2

10.3	Revolving Credit Notes, dated as of July 1, 2014, by and between KVH Industries, Inc. and each of Bank of America, N.A. and The Washington Trust Company		8-K	July 3, 2014	10.3

10.4	Security Agreement, dated as of July 1, 2014, by and between Bank of America, N.A. and KVH Industries, Inc.		8-K	July 3, 2014	10.4

10.5	Pledge Agreements, dated as of July 1, 2014, by and between Bank of America, N.A. and KVH Industries, Inc. with respect to KVH Industries A/S and KVH Industries U.K. Limited		8-K	July 3, 2014	10.5

31.1	Rule 13a-14(a)/15d-14(a) certification of principal executive officer	X

31.2	Rule 13a-14(a)/15d-14(a) certification of principal financial officer	X

32.1	Section 1350 certification of principal executive officer and principal financial officer	X

101
The following financial information from KVH Industries, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets (unaudited), (ii) the Consolidated Statements of Operations (unaudited), (iii) the Consolidated Statements of Comprehensive Income (Loss) (unaudited), (iv) the Consolidated Statements of Cash Flows (unaudited), and (v) the Notes to Consolidated Financial Statements (unaudited).
		X

*	Certain schedules are omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish copies thereof to the Securities and Exchange Commission upon request.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 7, 2014

KVH Industries, Inc.

By:	/s/ PETER A. RENDALL
Peter A. Rendall
(Duly Authorized Officer and Chief Financial Officer)

Exhibit Index

Exhibit No.	Description	Filed with this Form 10-Q	Incorporated by Reference
			Form	Filing Date	Exhibit No.
2.1*	Share Purchase Agreement, dated as of July 2, 2014, by and between KVH Media Group Limited and Nigel Cleave		8-K	July 3, 2014	2.1

3.1	Amended and Restated Certificate of Incorporation, as amended		10-Q	August 6, 2010	3.1

3.2	Amended and Restated Bylaws of KVH Industries, Inc.		8-K	April 30, 2014	3.1

4.1	Specimen certificate for the common stock		S-1/A	March 22, 1996	4.1

10.1	Credit Agreement, dated as of July 1, 2014, by and between Bank of America, N.A., The Washington Trust Company and KVH Industries, Inc.		8-K	July 3, 2014	10.1

10.2	Term Notes, dated as of July 1, 2014, by and between KVH Industries, Inc. and each of Bank of America, N.A. and The Washington Trust Company		8-K	July 3, 2014	10.2

10.3	Revolving Credit Notes, dated as of July 1, 2014, by and between KVH Industries, Inc. and each of Bank of America, N.A. and The Washington Trust Company		8-K	July 3, 2014	10.3

10.4	Security Agreement, dated as of July 1, 2014, by and between Bank of America, N.A. and KVH Industries, Inc.		8-K	July 3, 2014	10.4

10.5	Pledge Agreements, dated as of July 1, 2014, by and between Bank of America, N.A. and KVH Industries, Inc. with respect to KVH Industries A/S and KVH Industries U.K. Limited		8-K	July 3, 2014	10.5

31.1	Rule 13a-14(a)/15d-14(a) certification of principal executive officer	X

31.2	Rule 13a-14(a)/15d-14(a) certification of principal financial officer	X

32.1	Section 1350 certification of principal executive officer and principal financial officer	X

101
The following financial information from KVH Industries, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets (unaudited), (ii) the Consolidated Statements of Operations (unaudited), (iii) the Consolidated Statements of Comprehensive Income (Loss) (unaudited), (iv) the Consolidated Statements of Cash Flows (unaudited), and (v) the Notes to Consolidated Financial Statements (unaudited).
		X

*	Certain schedules are omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish copies thereof to the Securities and Exchange Commission upon request.