Form 10-Q
period 2014-09-30
KVH INDUSTRIES INC \DE\
filed 2014-11-10
CIK 1007587

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2014
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Date	Class	Outstanding shares
November 6, 2014	Common Stock, par value $0.01 per share	15,911,004

KVH INDUSTRIES, INC. AND SUBSIDIARIES
Form 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1.    Financial Statements
KVH INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30, 2014	December 31, 2013
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$25,923	$9,358
Marketable securities	24,480	46,386
Accounts receivable, net of allowance for doubtful accounts of approximately $2,441 as of September 30, 2014 and $1,705 as of December 31, 2013	32,918	27,549
Inventories	20,591	18,255
Prepaid expenses and other assets	4,670	3,784
Deferred income taxes	3,121	3,060
Total current assets	111,703	108,392
Property and equipment, less accumulated depreciation of $40,036 as of September 30, 2014 and $36,456 as of December 31, 2013	42,300	37,142
Intangible assets, less accumulated amortization of $4,448 as of September 30, 2014 and $2,005 as of December 31, 2013	36,608	14,987
Goodwill	40,670	18,281
Other non-current assets	4,551	5,047
Total assets	$235,832	$183,849
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,362	$8,876
Accrued compensation and employee-related expenses	4,241	5,859
Accrued other	13,144	7,325
Accrued product warranty costs	1,666	1,269
Deferred revenue	7,598	4,858
Current portion of long-term debt	4,959	1,272
Total current liabilities	45,970	29,459
Deferred income taxes	3,057	625
Liability for uncertain tax positions	3,616	—
Other long-term liabilities	1,322	204
Long-term debt, excluding current portion	66,238	37,094
Total liabilities	120,203	67,382
Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 1,000,000 shares; none issued	—	—
Common stock, $0.01 par value. Authorized 30,000,000 shares; 17,122,765 and 16,936,128 shares issued at September 30, 2014 and December 31, 2013; and 15,463,774 and 15,277,137 shares outstanding at September 30, 2014 and December 31, 2013, respectively	171	169
Additional paid-in capital	120,013	117,147
Retained earnings	10,924	11,840
Accumulated other comprehensive (loss) income	(2,329)	461
Less: treasury stock at cost, common stock, 1,658,991 shares as of September 30, 2014 and December 31, 2013	(13,150)	(13,150)
Total stockholders’ equity	115,629	116,467
Total liabilities and stockholders’ equity	$235,832	$183,849

See accompanying Notes to Unaudited Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except earnings per share amounts, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Sales:
Product	$16,862	$20,331	$55,867	$71,433
Service	27,388	19,885	66,290	51,907
Net sales	44,250	40,216	122,157	123,340
Costs and expenses:
Costs of product sales	10,769	11,780	34,179	39,999
Costs of service sales	14,679	11,909	37,098	33,019
Research and development	3,283	3,334	10,832	9,534
Sales, marketing and support	8,105	6,344	23,252	20,828
General and administrative	6,898	4,774	17,300	13,084
Total costs and expenses	43,734	38,141	122,661	116,464
Income (loss) from operations	516	2,075	(504)	6,876
Interest income	166	199	581	572
Interest expense	493	189	870	450
Other (expense) income, net	(156)	212	(70)	290
Income (loss) before income tax (benefit) expense	33	2,297	(863)	7,288
Income tax (benefit) expense	(118)	911	54	2,390
Net income (loss)	$151	$1,386	$(917)	$4,898

Net income (loss) per common share
Basic and diluted	$0.01	$0.09	$(0.06)	$0.32
Weighted average number of common shares outstanding:
Basic	15,456	15,200	15,396	15,109
Diluted	15,586	15,355	15,396	15,300

See accompanying Notes to Unaudited Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net income (loss)	$151	$1,386	$(917)	$4,898
Other comprehensive (loss) income, net of tax:
Unrealized (loss) gain on available-for-sale securities	(15)	37	3	4
Foreign currency translation adjustment	(3,754)	1,592	(2,836)	357
Unrealized gain on derivative instruments	42	100	43	166
Other comprehensive (loss) income, net of tax	(3,727)	1,729	(2,790)	527
Total comprehensive (loss) income	$(3,576)	$3,115	$(3,707)	$5,425

See accompanying Notes to Unaudited Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Nine Months Ended
	September 30,
	2014	2013
Cash flows from operating activities:
Net (loss) income	$(917)	$4,898
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Provision for doubtful accounts	244	726
Depreciation and amortization	6,674	4,301
Deferred income taxes	(1,249)	923
Gain on derivative instruments	(82)	(73)
Compensation expense related to stock-based awards and employee stock purchase plan	2,827	2,988
Changes in operating assets and liabilities:
Accounts receivable	481	3,573
Inventories	(2,327)	(1,831)
Prepaid expenses and other assets	(528)	(84)
Other non-current assets	496	(387)
Accounts payable	3,315	278
Deferred revenue	1,285	796
Accrued expenses	610	(117)
Other long-term liabilities	(170)	982
Net cash provided by operating activities	10,659	16,973
Cash flows from investing activities:
Capital expenditures	(3,535)	(3,031)
Net cash paid for business acquired	(45,165)	(22,943)
Purchases of marketable securities	(10,618)	(35,221)
Maturities and sales of marketable securities	32,529	16,166
Net cash used in investing activities	(26,789)	(45,029)
Cash flows from financing activities:
Repayments of long-term debt	(951)	(772)
Proceeds from long-term debt	—	4,671
Repayments of term loan borrowings	(1,219)	—
Proceeds from term loan borrowings	65,000	—
Repayments of line of credit borrowings	(30,000)	—
Proceeds from line of credit borrowings	—	23,000
Payment of employee restricted stock withholdings	(482)	(828)
Proceeds from stock options exercised and employee stock purchase plan	572	2,360
Payment of stock registration fee	—	(5)
Net cash provided by financing activities	32,920	28,426
Effect of exchange rate changes on cash and cash equivalents	(225)	(135)
Net increase in cash and cash equivalents	16,565	235
Cash and cash equivalents at beginning of period	9,358	8,978
Cash and cash equivalents at end of period	$25,923	$9,213

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
KVH’s mobile communications products enable customers to receive voice and Internet services, and live digital television via satellite services in marine vessels, recreational vehicles, buses and automobiles as well as live digital television on commercial airplanes while in motion. KVH’s CommBox offers a range of tools designed to increase communication efficiency, reduce costs, and manage network operations. KVH sells and leases its mobile communications products through an extensive international network of dealers and distributors. KVH also sells and leases products directly to end users.
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
KVH’s mobile communications service sales include sales earned from satellite voice and Internet airtime services, engineering services provided under development contracts, sales from product repairs, and extended warranty sales. Mobile communications services sales also include the distribution of news, sports, movies, music, and training video content to commercial and leisure customers in the maritime, hotel, and retail markets through KVH Media Group (acquired as Headland Media Limited), the media and entertainment service company that KVH acquired on May 11, 2013, and the distribution of training films and eLearning computer-based training courses to commercial customers in the maritime market through Super Dragon Limited (SDL) and Videotel Marine Asia Limited (VMA, together with SDL referred to as Videotel), a maritime training services company that KVH acquired on July 2, 2014. KVH provides, for monthly fixed and usage fees, satellite connectivity services, including broadband Internet, data and Voice over Internet Protocol (VoIP) services, to its TracPhone V-series customers. KVH also earns monthly usage fees from third-party satellite connectivity services, including voice, data and Internet services, provided to its Inmarsat and Iridium customers who choose to activate their subscriptions with KVH.
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
The consolidated financial statements have not been audited by our independent registered public accounting firm and include all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations, and cash flows for the periods presented. These consolidated financial statements do not include all disclosures associated with annual financial statements and accordingly should be read in conjunction with the Company’s consolidated financial statements and related notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2013 filed on March 17, 2014 with the Securities and Exchange Commission. The results for the three and nine months ended September 30, 2014 are not necessarily indicative of operating results for the remainder of the year.
In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09 (Topic 606) - Revenue from Contracts with Customers (ASU 2014-09) to create a single, joint revenue standard that is consistent across all industries and markets for companies that prepare their financial statements in accordance with U.S. GAAP. Under ASU 2014-09, an entity is required to recognize revenue upon the transfer of promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled to receive in exchange for those goods or services. ASU 2014-09 is effective for us beginning on January 1, 2017. We are currently evaluating the impact of ASU 2014-09 on our consolidated financial statements.

(3) Significant Estimates and Assumptions
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of sales and expenses during the reporting periods. As described in the Company's annual report on Form 10-K, the most significant estimates and assumptions by management affect the Company’s revenue recognition, valuation of accounts receivable, valuation of inventory, assumptions used to determine fair value of goodwill and intangible assets, deferred tax assets and related valuation allowance, stock-based compensation, warranty and accounting for contingencies. The Company has reviewed these estimates and determined that these, as well as the additional revenue recognition discussion below, remain the most significant estimates for the three and nine months ended September 30, 2014.
Although the Company regularly assesses these estimates, actual results could differ materially from these estimates. Changes in estimates are recorded in the period in which they become known. The Company bases its estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances.
The Company has accounted for its original $35,600 contract received in June 2012 from the Saudi Arabian National Guard, or SANG, to purchase TACNAV products and services under Accounting Standards Codification (ASC) 605-25, Multiple-Element Arrangements. In May 2014, the Company received a contract modification to the original order for an additional $5,200 for TACNAV products and services. All remaining service obligations under the original contract of approximately $200 and the contract modification of approximately $800 were completed in the third quarter of 2014.

(4) Stock-Based Compensation
The Company recognizes stock-based compensation in accordance with the provisions of ASC Topic 718, Compensation-Stock Based Compensation. Stock-based compensation expense was $925 and $984 for the three months ended September 30, 2014 and September 30, 2013, respectively, and $2,827 and $2,988 for the nine months ended September 30, 2014 and September 30, 2013, respectively. As of September 30, 2014, there was $2,011 of total unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted-average period of 2 years. As of September 30, 2014, there was $4,720 of total unrecognized compensation expense related to restricted stock awards, which is expected to be recognized over a weighted-average period of 2.64 years.
The Company granted 0 and 265 restricted stock awards to employees under the terms of the Amended and Restated 2006 Stock Incentive Plan during the three and nine months ended September 30, 2014. The Company granted 20 and 266 restricted stock awards to employees under the terms of the Amended and Restated 2006 Stock Incentive Plan during the three and nine months ended September 30, 2013. The restricted stock awards vest ratably over four years from the date of grant subject to the recipient remaining employed through the applicable vesting dates. Compensation expense for restricted stock awards is measured at fair value on the date of grant based on the number of shares granted and the quoted market closing price of the Company’s common stock. Such value is recognized as expense over the vesting period of the award, net of estimated forfeitures.
The Company granted 50 and 107 stock options to employees under the terms of the Amended and Restated 2006 Stock Incentive Plan during the three and nine months ended September 30, 2014 and 68 and 138 during the three and nine months ended September 30, 2013, respectively.
The fair value of stock options granted during the nine months ended September 30, 2014 and 2013 was estimated as of the date of grant using the Black-Scholes option-pricing model. The weighted-average fair value per share for all options granted during the nine months ended September 30, 2014 and 2013 was $5.30 and $5.45, respectively. The weighted-average assumptions used to value options as of their grant date were as follows:

	Nine Months Ended	Nine Months Ended
	September 30, 2014	September 30, 2013
Risk-free interest rate	1.28%	1.06%
Expected volatility	47.49%	50.89%
Expected life (in years)	4.84	4.24
Dividend yield	0%	0%

(5) Net Income (Loss) per Common Share

Basic net income (loss) per share is calculated based on the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share incorporates the dilutive effect of common stock equivalent options, warrants and other convertible securities, if any, as determined with the treasury stock accounting method. Common stock equivalents related to options and restricted stock awards for 575 shares of common stock for the three months ended September 30, 2014 have been excluded from the fully diluted calculation of net income per share, as inclusion would be anti-dilutive. For the nine months ended September 30, 2014, since there was a net loss, the Company excluded all outstanding stock options and non-vested restricted shares from its diluted loss per share calculation, as inclusion of these securities would have reduced the net loss per share. Common stock equivalents related to options and restricted stock awards for 512 and 538 shares of common stock for the three and nine months ended September 30, 2013, respectively, have been excluded from the fully diluted calculation of net income per share, as inclusion would be anti-dilutive.
A reconciliation of the basic and diluted weighted average common shares outstanding is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Weighted average common shares outstanding—basic	15,456	15,200	15,396	15,109
Dilutive common shares issuable in connection with stock plans	130	155	—	191
Weighted average common shares outstanding—diluted	15,586	15,355	15,396	15,300

(6) Inventories
Inventories are stated at the lower of cost or market using the first-in first-out costing method. Inventories as of September 30, 2014 and December 31, 2013 include the costs of material, labor, and factory overhead. Components of inventories consist of the following:

	September 30, 2014	December 31, 2013
Raw materials	$10,021	$9,783
Work in process	4,221	3,087
Finished goods	6,349	5,385
	$20,591	$18,255

(7) Product Warranty
The Company’s products carry limited warranties that typically range from one to two years and vary by product. The warranty period begins on the date of retail purchase or lease by the original purchaser. The Company accrues estimated product warranty costs at the time of sale and any additional amounts are recorded when such costs are probable and can be reasonably estimated. Factors that affect the Company’s warranty liability include the number of units sold or leased, historical and anticipated rates of warranty repairs and the cost per repair. Warranty and related costs are reflected within sales, marketing and support in the accompanying statements of operations. As of September 30, 2014 and December 31, 2013, the Company had accrued product warranty costs of $1,666 and $1,269, respectively.
The following table summarizes product warranty activity during 2014 and 2013:

	Nine Months Ended
	September 30,
	2014	2013
Beginning balance	$1,269	$814
Charges to expense	1,447	746
Costs incurred	(1,050)	(550)
Ending balance	$1,666	$1,010

(8) Debt
Long-term debt consists of the following:

	September 30, 2014	December 31, 2013
Line of credit	$—	$30,000
Term note	63,781	—
Mortgage loan	3,306	3,414
Equipment loan	4,110	4,952
Total	71,197	38,366
Less amounts classified as current	4,959	1,272
Long-term debt, excluding current portion	$66,238	$37,094
Term Note and Line of Credit
On July 1, 2014, the Company entered into (i) a five-year senior credit facility agreement (the Credit Agreement) with Bank of America, N.A., as Administrative Agent, and the lenders named from time to time as parties thereto (the Lenders), for an aggregate amount of up to $80,000, including a revolving credit facility (the Revolver) of up to $15,000 and a term loan (Term Loan) of $65,000 to be used for general corporate purposes, including both (A) the refinancing of the Company’s $30,000 then-outstanding indebtedness under its previous credit facility and (B) permitted acquisitions, (ii) revolving credit notes (together, the Revolving Credit Note) to evidence the Revolver, (iii) term notes (together, the Term Note, and together with the Revolving Credit Note, the Notes) to evidence the Term Loan, (iv) a Security Agreement (the Security Agreement) required by the Lenders with respect to the grant by the Company of a security interest in substantially all of the assets of the Company in order to secure the obligations of the Company under the Credit Agreement and the Notes, and (v) Pledge Agreements (the Pledge Agreements) required by the Lenders with respect to the grant by the Company of a security interest in 65% of the capital stock of each of KVH Industries A/S and KVH Industries U.K. Limited held by the Company in order to secure the obligations of the Company under the Credit Agreement and the Notes.
The $65,000 Term Note was executed on July 1, 2014 in connection with the acquisition of Videotel. See note 13 below for more information regarding the acquisition. Proceeds in the amount of $35,000 were applied toward the payment of a portion of the purchase price for the acquired shares of Videotel, and proceeds in the amount of approximately $30,000 were applied toward the refinancing of the then-outstanding balance of the Company’s previous credit facility. The Company must make principal repayments on the Term Loan in the amount of approximately $1,200 at the end of each of the first eight three-month periods following the closing; thereafter, the Company must make principal repayments in the amount of approximately $1,600 for each succeeding three-month period until the maturity of the loan on July 1, 2019. The Company made the first payment on this debt in September 2014. On the maturity date, the entire remaining principal balance of the loan, including any future loans under the Revolver, is due and payable, together with all accrued and unpaid interest, penalties and other amounts due and payable under the Credit Agreement. The Credit Agreement contains provisions requiring the mandatory prepayment of amounts outstanding under the Term Loan and the Revolver under specified circumstances, including (i) 100% of the net cash proceeds from certain dispositions to the extent not reinvested in the Company’s business within a stated period, (ii) 50% of the net cash proceeds from stated equity issuances and (iii) 100% of the net cash proceeds from certain receipts of more than $250 outside the ordinary course of business. The prepayments are first applied to the Term Loan, in inverse order of maturity, and then to the Revolver. In the discretion of the Administrative Agent, certain mandatory prepayments made on the Revolver can permanently reduce the amount of credit available under the Revolver.
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
The Credit Agreement contains two financial covenants, a Maximum Consolidated Leverage Ratio and a Minimum Consolidated Fixed Charge Coverage Ratio, each as defined in the Credit Agreement. The Maximum Consolidated Leverage Ratio is initially 2.25:1.00 and declines to 1.50:1.00 on December 31, 2014 and to 1.00:1.00 on September 30, 2015. The Minimum Consolidated Fixed Charge Coverage Ratio may not be less than 1.25:1.00 at any time after December 31, 2014. The Company was in compliance with these financial ratio debt covenants as of September 30, 2014. The Credit Agreement imposes certain other affirmative and negative covenants, including without limitation covenants with respect to the payment of taxes and other obligations, compliance with laws, entry into material contracts, creation of liens, incurrence of indebtedness, investments, dispositions, fundamental changes, restricted payments, changes in the nature of the Company’s business, transactions with affiliates, corporate and accounting changes, and sale and leaseback arrangements.
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
Mortgage Loan
On April 6, 2009, the Company entered into a mortgage loan in the amount of $4,000 related to our headquarters facility in Middletown, Rhode Island. The loan term is 10 years, with a principal amortization of 20 years, and the interest rate will be a rate per year adjusted periodically based on a defined interest period equal to the BBA LIBOR Rate plus 2.25 percentage points. On June 9, 2011, the Company entered into an amendment to the mortgage loan, providing for an adjustment of the interest rate from the BBA LIBOR Rate plus 2.25 percentage points to the BBA LIBOR Rate plus 2.00 points. Land, building and improvements with an approximate carrying value of $5,000 as of September 30, 2014 secure the mortgage loan. The monthly mortgage payment is approximately $11 plus interest and increases in increments of approximately $1 each year throughout the life of the mortgage. Due to the difference in the term of the loan and amortization of the principal, a balloon payment of $2,600 is due on April 1, 2019. The loan contains one financial covenant, a Fixed Charge Coverage Ratio, which applies in the event that the Company's consolidated cash, cash equivalents and marketable securities balance falls below $25,000 at any time. As the Company's consolidated cash, cash equivalents, and marketable securities balance was above the minimum threshold throughout the nine months ended September 30, 2014, the Fixed Charge Coverage Ratio did not apply. Under the mortgage loan the Company may prepay its outstanding loan balance subject to certain early termination charges as defined in the mortgage loan agreement. If the Company were to default on its mortgage loan, the land, building and improvements would be used as collateral. As discussed in note 16 to the consolidated financial statements, effective April 1, 2010, in order to reduce the volatility of cash outflows that arise from changes in interest rates, the Company entered into two interest rate swap agreements that are intended to hedge its mortgage interest obligations by fixing the interest rates specified in the mortgage loan to 5.91% for half of the principal amount outstanding and 6.07% for the remaining half of the principal amount outstanding as of April 1, 2010 until the mortgage loan expires on April 16, 2019.
Equipment Loan
On January 30, 2013, the Company borrowed $4,700 from a bank and pledged as collateral six satellite hubs and related equipment, including the three hubs purchased in 2012. The term of the equipment loan is five years, and the loan bears interest at a fixed rate of 2.76% per annum. The monthly payment is approximately $83, including interest expense. On December 30, 2013, the Company borrowed $1,200 from a bank and pledged as collateral one satellite hub and related equipment. The term of the equipment loan is five years, and the loan bears interest at a fixed rate of 3.08% per annum.

(9) Segment Reporting
Under common operational management, the Company designs, develops, manufactures and markets its navigation, guidance and stabilization and mobile communications products for use in a wide variety of applications. Products are generally sold directly to third-party consumer electronic dealers and retailers, original equipment manufacturers, government contractors or to U.S. and other foreign government agencies. Primarily, sales originating in the Americas consist of sales within the United States and Canada and, to a lesser extent, Mexico and some Latin and South American countries. The Americas’ sales also include all guidance and stabilization product sales throughout the world. Sales originating from the Company’s European and

Asian subsidiaries principally consist of sales into all European countries, both inside and outside the European Union, as well as Africa, Asia/Pacific, the Middle East and India. Videotel, which was acquired in July 2014, is headquartered in London, where it has a sales office, and also has sales offices in Hong Kong and Singapore. As a result, Videotel's sales are included in the Company's European and Asian geographic segment.
The Company operates in two geographic segments, exclusively in the mobile communications, navigation and guidance and stabilization equipment industry, which it considers to be a single business activity. The Company has two primary product categories: mobile communications and guidance and stabilization. Mobile communication sales and services include (a) marine, land mobile, automotive, and aeronautical communication equipment and satellite-based voice, television and Broadband Internet connectivity services, (b) the distribution of news, sports, movies, music and training video content for commercial and leisure customers in the maritime, hotel, and retail markets and (c) the distribution of training films and eLearning computer-based training courses to commercial customers in the maritime market. Guidance and stabilization sales and services include sales of commercial and defense-related navigation and guidance and stabilization equipment based upon digital compass and FOG sensor technology. Mobile communication and guidance and stabilization sales also include development contract revenue, product repairs and extended warranty sales.
The following table summarizes information regarding the Company’s operations by geographic segment:

Three months ended September 30, 2014	Americas	Europe and Asia	Total
Mobile communications sales to the United States	$22,528	$398	$22,926
Mobile communications sales to Canada	180	18	198
Mobile communications sales to Europe	79	5,256	5,335
Mobile communications sales to other geographic areas	1,180	6,556	7,736
Guidance and stabilization sales to the United States	2,169	—	2,169
Guidance and stabilization sales to Canada	2,160	—	2,160
Guidance and stabilization sales to Europe	1,247	—	1,247
Guidance and stabilization sales to other geographic areas	2,479	—	2,479
Intercompany sales	941	1,276	2,217
Subtotal	32,963	13,504	46,467
Eliminations	(941)	(1,276)	(2,217)
Net sales	$32,022	$12,228	$44,250
Segment net (loss) income	$(1,308)	$1,459	$151
Depreciation and amortization	$1,143	$2,121	$3,264
Total assets	$116,591	$119,241	$235,832

Three months ended September 30, 2013	Americas	Europe and Asia	Total
Mobile communications sales to the United States	$21,270	$299	$21,569
Mobile communications sales to Canada	108	—	108
Mobile communications sales to Europe	181	4,622	4,803
Mobile communications sales to other geographic areas	1,001	1,532	2,533
Guidance and stabilization sales to the United States	2,026	—	2,026
Guidance and stabilization sales to Canada	3,700	—	3,700
Guidance and stabilization sales to Europe	1,437	—	1,437
Guidance and stabilization sales to other geographic areas	4,040	—	4,040
Intercompany sales	746	549	1,295
Subtotal	34,509	7,002	41,511
Eliminations	(746)	(549)	(1,295)
Net sales	$33,763	$6,453	$40,216
Segment net income (loss)	$1,687	$(301)	$1,386
Depreciation and amortization	$1,117	$408	$1,525
Total assets	$132,415	$48,612	$181,027

	Sales Originating From
Nine months ended September 30, 2014	Americas	Europe and Asia	Total
Mobile communication sales to the United States	$64,434	$1,133	$65,567
Mobile communication sales to Canada	427	51	478
Mobile communication sales to Europe	292	16,585	16,877
Mobile communication sales to other geographic areas	2,906	9,005	11,911
Guidance and stabilization sales to the United States	6,867	—	6,867
Guidance and stabilization sales to Canada	7,681	—	7,681
Guidance and stabilization sales to Europe	3,217	—	3,217
Guidance and stabilization sales to other geographic areas	9,559	—	9,559
Intercompany sales	3,893	3,012	6,905
Subtotal	99,276	29,786	129,062
Eliminations	(3,893)	(3,012)	(6,905)
Net sales	$95,383	$26,774	$122,157
Segment net (loss) income	$(1,869)	$952	$(917)
Depreciation and amortization	$3,403	$3,271	$6,674
Total assets	$116,591	$119,241	$235,832

	Sales Originating From
Nine months ended September 30, 2013	Americas	Europe and Asia	Total
Mobile communication sales to the United States	$58,767	$476	$59,243
Mobile communication sales to Canada	391	—	391
Mobile communication sales to Europe	409	12,903	13,312
Mobile communication sales to other geographic areas	2,566	3,660	6,226
Guidance and stabilization sales to the United States	4,889	—	4,889
Guidance and stabilization sales to Canada	11,583	—	11,583
Guidance and stabilization sales to Europe	5,895	—	5,895
Guidance and stabilization sales to other geographic areas	21,801	—	21,801
Intercompany sales	3,286	1,383	4,669
Subtotal	109,587	18,422	128,009
Eliminations	(3,286)	(1,383)	(4,669)
Net sales	$106,301	$17,039	$123,340
Segment net income (loss)	$5,302	$(404)	$4,898
Depreciation and amortization	$3,391	$910	$4,301
Total assets	$132,415	$48,612	$181,027

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

(11) Share Buyback Program
On November 26, 2008, the Company’s Board of Directors authorized a program to repurchase up to 1,000 shares of the Company’s common stock. As of September 30, 2014, 341 shares of the Company’s common stock remain available for repurchase under the authorized program. The repurchase program is funded using the Company’s existing cash, cash equivalents, marketable securities and future cash flows. Under the repurchase program, the Company, at management’s discretion, may repurchase shares on the open market from time to time, in privately negotiated transactions or block transactions, or through an accelerated repurchase agreement. The timing of such repurchases depends on availability of shares, price, market conditions, alternative uses of capital, and applicable regulatory requirements. The program may be modified, suspended or terminated at any time without prior notice. The repurchase program has no expiration date. There were no other repurchase programs outstanding during the nine months ended September 30, 2014 and no repurchase programs expired during the period.
The Company did not repurchase any shares of its common stock in the nine months ended September 30, 2014 or September 30, 2013.

(12) Fair Value Measurements
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

The following tables present financial assets and liabilities at September 30, 2014 and December 31, 2013 for which the Company measures fair value on a recurring basis, by level, within the fair value hierarchy:

September 30, 2014	Total	Level 1	Level 2	Level 3	Valuation Technique
Assets
Money market mutual funds	$6,211	$6,211	$—	$—	(a)
Government agency bonds	3,493	3,493	—	—	(a)
United States treasuries	4,008	4,008	—	—	(a)
Municipal bonds	3,240	3,240	—	—	(a)
Corporate notes	4,664	4,664	—	—	(a)
Certificates of deposit	2,864	2,864	—	—	(a)
Foreign currency forward contracts	82	—	82	—	(c)
Liabilities
Interest rate swaps	$289	$—	$289	$—	(b)

December 31, 2013	Total	Level 1	Level 2	Level 3	Valuation Technique
Assets
Money market mutual funds	$19,957	$19,957	$—	$—	(a)
Government agency bonds	7,509	7,509	—	—	(a)
United States treasuries	8,041	8,041	—	—	(a)
Corporate notes	8,453	8,453	—	—	(a)
Certificates of deposit	2,426	2,426	—	—	(a)
Foreign currency forward contracts	114	—	114	—	(c)
Liabilities
Interest rate swaps	$332	$—	$332	$—	(b)
Certain financial instruments are carried at cost on the consolidated balance sheets, which approximates fair value due to their short-term, highly liquid nature. These instruments include cash and cash equivalents, accounts receivable, accounts payable and accrued expenses.

Assets Measured and Recorded at Fair Value on a Nonrecurring Basis

The Company's non-financial assets and liabilities, such as goodwill, intangible assets, and other long-lived assets resulting from business combinations are measured at fair value using income approach valuation methodologies at the date of acquisition and subsequently re-measured if there are indicators of impairment. There were no indicators of impairment identified during the three or nine months ended September 30, 2014.  As of September 30, 2014, we did not have any other non-financial assets or liabilities that were carried at fair value on a recurring basis in the consolidated financial statements or for which a fair value measurement was required.

(13) Acquisitions
Videotel
On July 2, 2014, KVH Media Group Limited (KMG UK), an indirectly wholly owned subsidiary of KVH, entered into a Share Purchase Agreement with Nigel Cleave to acquire all of the issued share capital of SDL and VMA, for an aggregate purchase price of approximately $49,162. Videotel is a maritime training services company headquartered in London that produces and distributes training films and eLearning computer-based training courses to commercial customers in the maritime market. Videotel also has sales offices in Hong Kong and Singapore. The acquisition was consummated on the same day. The purchase price was determined through arm’s-length negotiation and is subject to a potential post-closing adjustment based on the value of the net assets delivered at the closing.
The Share Purchase Agreement contains certain representations, warranties, covenants and indemnification provisions. The Share Purchase Agreement provides that 10% of the purchase price shall be held in escrow for a period of approximately twenty-one months after the closing in order to satisfy valid indemnification claims that KMG UK may assert for specified breaches of representations, warranties and covenants. The escrow and holdback amounts of $6,600 million were not funded as of September 30, 2014, which have been accrued for in accrued other on its consolidated balance sheets.
In the Share Purchase Agreement, the Seller agreed to comply with certain confidentiality, non-competition and non-solicitation covenants with respect to the business of Videotel for a period of eighteen months after the closing.
The total purchase price and the preliminary estimate of the excess of the total purchase price over the estimated fair value of the net assets acquired is as follows:

Consideration transferred—cash		$49,162
Book value of tangible net assets acquired	$3,467
Fair value adjustments to deferred revenue	961
Fair value of tangible net assets acquired		4,428
Identifiable intangibles at acquisition-date fair value
Customer relationships	12,759
Proprietary content	9,814
Internally developed software	2,160
Favorable operating leases	791
Total intangible assets		25,524
Deferred income taxes		(4,813)
Goodwill		$24,023
Except as discussed in note 14 below, the carrying values of tangible assets and liabilities in Videotel’s unaudited combined balance sheet as of June 30, 2014 are considered to be reasonable estimates of the fair values of those assets and liabilities as of that date.
The Company's fair value estimate of assets acquired and liabilities assumed is pending completion of several elements, including the finalization of valuations of the fair value of the assets acquired and liabilities assumed and final review by the Company's management. Included in the liabilities is an unertain tax position liability of $3,600 which was held on Videotel’s balance sheet as of the acquisition date and we are continuing to evaluate. The primary areas that are not yet finalized relate to the fair value of certain tangible assets acquired and liabilities assumed, the valuation of intangible assets acquired, and income and non-income based taxes. The final determination of the assets acquired and liabilities assumed will be based on the established fair value of the assets acquired and the liabilities assumed as of the acquisition date. The excess of the purchase price over the fair value of net assets acquired is allocated to goodwill. The final determination of the purchase price, fair values and resulting goodwill may differ significantly from what is reflected in the foregoing table.
The acquired finite-lived intangible assets from the Videotel acquisition were recorded at their estimated fair value of $25,524 on the acquisition date. Refer to note 14 for the classification of Videotel intangible assets including their useful lives.
Total service revenue of approximately $4,758 from Videotel is included in the Company's results for the three and nine months ended September 30, 2014. Transaction costs related to the acquisition of Videotel were $5 and $468 for the three and nine months ended September 30, 2014.
Pro Forma Financial Information
The following table provides certain supplemental statements of operations information on an unaudited pro forma basis as if the Videotel acquisition had occurred on January 1, 2013:

	Nine Months Ended September 30,
	2014	2013
Pro forma net revenues	$133,452	$139,074
Pro forma net income	$436	$7,015
Basic pro forma net income per share	$0.03	$0.46
Diluted pro forma net income per share	$0.03	$0.46

The pro forma results presented above are for illustrative purposes only for the period presented and do not purport to be indicative of the actual results which would have occurred had the transaction been completed as of the beginning of the period, nor are they indicative of results of operations which may occur in the future.

Headland Media Limited
On May 11, 2013, KVH Industries U.K. Limited, a newly formed, wholly owned subsidiary of KVH, entered into a Share Purchase Agreement with Oakley Capital Private Equity L.P., Mark Woodhead, Andrew Michael Galvin and the Trustees of the Headland Media Limited Employee Benefit Trust to acquire all of the issued share capital of Headland Media Limited (now known as the KVH Media Group), a media and entertainment service company based in the United Kingdom that distributes news, sports, movies, music and training video content for commercial and leisure customers in the maritime, hotel, and retail markets, for an aggregate purchase price of £15,576 ($24,169 at the exchange rate of £1.00: $1.5517 on May 11, 2013). The aggregate purchase price includes $169 in payments made in July 2013 related to a post-closing adjustment. The acquisition of Headland Media Limited (now known as the KVH Media Group) was accounted for under the acquisition method of accounting for the business combination. The purchase price was determined as a result of arms-length negotiation and was subject to a potential post-closing adjustment based on the value of the net assets delivered at the closing.
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
Since the date of the acquisition, May 11, 2013, the Company has recorded approximately $19,777 of service revenue attributable to KVH Media Group within its consolidated financial statements, of which $10,977 was recorded during the nine months ended September 30, 2014.

(14) Goodwill and Intangible Assets

The following table sets forth the changes in the carrying amount of goodwill for the nine months ended September 30, 2014:

Amounts
Balance at December 31, 2013	$18,281
Goodwill allocated to Videotel	24,023
Foreign currency translation adjustment	$(1,634)
Balance at September 30, 2014	40,670

The Company performed its annual goodwill impairment test as of August 31, 2014, as defined by ASC Topic 350, Intangibles—Goodwill and Other (ASC 350). ASC 350 requires that the impairment test be performed through the application of a two-step process. The first step compares the carrying value of the Company’s reporting units to their estimated fair values as of the test date. If fair value is less than carrying value, a second step is performed to quantify the amount of the impairment, if any. As of August 31, 2014, the Company performed its annual impairment test for goodwill at the reporting unit level and, after conducting the first step, determined that it was not necessary to conduct the second step as it concluded that the fair value of its reporting units exceeded their carrying value. However, since the fair value of one of the Company's smaller reporting units (Norway) exceeded its carrying amount by less than 10%, the Company deems that it is prudent to further refine its step one goodwill impairment analysis.  To the extent that the finalization of the assessment of goodwill requires an impairment charge, such adjustment would be recorded in the fourth quarter of 2014.
For intangible assets, the Company assesses the carrying value of these assets whenever events or circumstances indicate that the carrying value may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset, or asset group, to the future undiscounted cash flows expected to be generated by the asset, or asset group. There were no events or changes in circumstances during the third quarter of 2014 which indicated that an assessment of the impairment of goodwill and intangible assets was required.

The changes in the carrying amount of intangible assets during the nine months ended September 30, 2014 is as follows:

Amounts
Balance at December 31, 2013	$14,987
Intangible assets allocated to Videotel	25,524
Amortization expense	$(2,441)
Foreign currency translation adjustment	(1,462)
Balance at September 30, 2014	$36,608
Intangible assets arose from an acquisition made prior to 2013, the acquisition of KVH Media Group (acquired as Headland Media Limited) in May 2013 and the acquisition of Videotel in July 2014. Intangibles arising from the acquisition made prior to 2013 are being amortized on a straight-line basis over an estimated useful life of 7 years. Intangibles arising from the acquisition of KVH Media Group are being amortized on a straight-line basis over the estimated useful life of: (i) 10 years for acquired subscriber relationships, (ii) 15 years for distribution rights, (iii) 3 years for internally developed software and (iv) 2 years for proprietary content. Intangibles arising from the acquisition of Videotel are being amortized on a straight-line basis over the estimated useful life of: (i) 8 years for acquired subscriber relationships, (ii) 5 years for favorable leases, (iii) 4 years for internally developed software and (iv) 5 years for proprietary content.
Acquired intangible assets are subject to amortization. The following table summarizes acquired intangible assets at September 30, 2014 and December 31, 2013, respectively:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
September 30, 2014
Subscriber relationships	$20,766	$1,597	$19,169
Distribution rights	5,115	475	4,640
Internally developed software	2,623	398	2,225
Proprietary content	9,516	617	8,899
Intellectual property	2,284	1,322	962
Favorable lease	752	39	713
	$41,056	$4,448	$36,608
December 31, 2013
Subscriber relationships	$8,763	$540	$8,223
Distribution rights	5,183	212	4,971
Internally developed software	571	118	453
Proprietary content	195	61	134
Intellectual property	2,280	1,074	1,206
	$16,992	$2,005	$14,987

Estimated future amortization expense remaining at September 30, 2014 for intangible assets acquired is as follows:

Year Ending
December 31,
2014	$2,386
2015	5,617
2016	5,456
2017	5,293
2018	4,825
Thereafter	13,031
Total future amortization expense	$36,608

(15) Business and Credit Concentrations
Significant portions of the Company’s net sales are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net sales to foreign customers outside the U.S. and Canada	38.0%	31.9%	34.0%	38.3%
Net sales to Customer A	*	*	*	14.2%

*	Represents less than 10% of net sales in the period.

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
As required by ASC Topic 815, Derivatives and Hedging, the Company records all derivatives on the balance sheet at fair value. As of September 30, 2014, the fair value of the derivatives is included in other accrued liabilities and the unrealized gain is included in accumulated other comprehensive income.
As of September 30, 2014, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivatives	Notional (in thousands)	Asset (Liability)	Effective Date	Maturity Date	Index	Strike Rate
Interest rate swap	$1,653	(139)	April 1, 2010	April 1, 2019	1-month LIBOR	5.91%
Interest rate swap	$1,653	(150)	April 1, 2010	April 1, 2019	1-month LIBOR	6.07%

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Our mobile communications products enable customers to receive voice and Internet services and live digital television via satellite services in marine vessels, recreational vehicles, buses and automobiles as well as live digital television on commercial airplanes while in motion. Our CommBox offers a range of tools designed to increase communication efficiency, reduce costs, and manage network operations. We sell and lease our mobile communications products through an extensive international network of dealers and distributors. We also sell and lease products directly to end users.
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
Our mobile communications service sales include sales earned from satellite voice and Internet airtime services, engineering services provided under development contracts, sales from product repairs, and extended warranty sales. Our mobile communications services sales also include our distribution of news, sports, music, movies and training video content to commercial and leisure customers in the maritime, hotel, and retail markets through KVH Media Group (acquired as Headland Media Limited), the media and entertainment service company that we acquired on May 11, 2013, and the distribution of training films and eLearning computer-based training courses to commercial customers in the maritime market through Super Dragon Limited (SDL) and Videotel Marine Asia Limited (VMA, together with SDL referred to as Videotel), a maritime training services company that KVH acquired on July 2, 2014. We typically recognize revenue from media content sales ratably over the period of the service contract. We provide, for monthly fixed and usage fees, satellite connectivity services for broadband Internet, data and Voice over Internet Protocol (VoIP) service to our TracPhone V-series customers. We also earn monthly usage fees for third-party satellite connectivity for voice, data and Internet services to our Inmarsat and Iridium customers who choose to activate their subscriptions with us. Our service sales have grown as a percentage of total revenue from 24% of our net sales in 2011 to 34% in 2012 to 44% in 2013 to 54% in the nine months ended September 30, 2014, a portion of which is attributable to our acquisition of the KVH Media Group business in May 2013 and Videotel in July 2014.
We acquired Videotel for an aggregate purchase price of $49.2 million in cash. The purchase price was subject to a potential post-closing adjustment based on the value of the net assets delivered at the closing. We financed approximately $35.0 million of the purchase price through a new senior credit facility and paid the remaining portion of the purchase price from cash and cash equivalents. Revenue for the Videotel group companies was approximately $21.0 million in 2013 and $4.8 million in the three months ended September 30, 2014. Videotel’s revenue is included in service revenue in our consolidated financial statements. The majority of Videotel’s services are invoiced in pounds sterling, which increases our exposure to fluctuations in exchange rates.

Our guidance and stabilization service sales include engineering services provided under development contracts, product repairs and extended warranty sales. Our guidance and stabilization sales in the nine months ended September 30, 2014 and 2013 included $1.3 million and $15.3 million, respectively, attributable to our original $35.6 million contract with the Saudi Arabian National Guard (SANG), the largest contract in the history of our company. We completed the delivery of TACNAV product shipments under the original SANG contract in the second quarter of 2013, and we completed the services portion of the original SANG contract in the third quarter of 2014. In May 2014, we received a contract modification to the original order for an additional $5.2 million for TACNAV products and services. All additional TACNAV products related to the contract modification were shipped in the second quarter of 2014, and we completed the services portion of the contract modification in the third quarter of 2014.
We generate sales primarily from the sale of our mobile satellite systems and services and our guidance and stabilization products and services. The following table provides, for the periods indicated, our sales by industry category:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(in thousands)
Mobile communications	$36,195	$29,013	$94,833	$79,172
Guidance and stabilization	8,055	11,203	27,324	44,168
Net sales	$44,250	$40,216	$122,157	$123,340
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
As described in our annual report on Form 10-K for the year ended December 31, 2013, our most critical accounting policies and estimates upon which our consolidated financial statements were prepared were those relating to revenue recognition, allowances for accounts receivable, inventories, income taxes and deferred income tax assets and liabilities, warranty, stock-based compensation, goodwill and intangible assets and contingencies. We have reviewed our policies and estimates and determined that these remain our most critical accounting policies and estimates for the quarter ended September 30, 2014. See note 14 to the Consolidated Financial Statements for our discussion of the annual goodwill impairment test as of August 31, 2014.
Readers should refer to our annual report on Form 10-K for the year ended December 31, 2013 under “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Critical Accounting Policies and Significant Estimates” for descriptions of these policies and estimates.

Results of Operations
The following table provides, for the periods indicated, certain financial data expressed as a percentage of net sales:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Sales:
Product	38.1%	50.6%	45.7%	57.9%
Service	61.9	49.4	54.3	42.1
Net sales	100.0	100.0	100.0	100.0
Cost and expenses:
Costs of product sales	24.3	29.3	28.0	32.4
Costs of service sales	33.2	29.6	30.4	26.8
Research and development	7.4	8.3	8.9	7.7
Sales, marketing and support	18.3	15.8	19.0	16.9
General and administrative	15.5	11.8	14.2	10.6
Total costs and expenses	98.7	94.8	100.5	94.4
Income (loss) from operations	1.3	5.2	(0.5)	5.6
Interest income	0.4	0.5	0.5	0.5
Interest expense	1.1	0.5	0.7	0.4
Other (expense) income, net	(0.4)	0.5	(0.1)	0.2
Income (loss) before income tax expense	0.2	5.7	(0.8)	5.9
Income tax (benefit) expense	(0.3)	2.3	—	1.9
Net income (loss)	0.5%	3.4%	(0.8)%	4.0%

Three Months Ended September 30, 2014 and 2013
Net Sales
Product sales decreased $3.5 million, or 17%, to $16.9 million for the three months ended September 30, 2014 from $20.3 million for the three months ended September 30, 2013. The decrease was primarily due to a decrease in sales of our guidance and stabilization products of approximately $2.1 million, or 24%. Specifically, sales of our FOG products decreased $1.6 million, or 27%, primarily as a result of decreased shipments of FOGs for commercial applications and a $0.2 million decrease in sales under the U.S. Army’s Common Remotely Operated Weapon Stations (CROWS) III program. Also contributing to the decrease in sales of our guidance and stabilization products during the three months ended September 30, 2014 was a decrease in sales of our TACNAV defense products of $0.6 million, or 23%, as compared to the three months ended September 30, 2013.
We expect that our TACNAV product sales will significantly increase year-over-year for the fourth quarter of 2014 based on existing backlog. Although we expect that TACNAV sales will continue to grow over the long term, sales on a quarter-to-quarter or year-to-year basis could continue to be very uneven. We also expect that our FOG product sales will be consistent year-over-year for the fourth quarter of 2014.
Mobile communications product sales decreased $1.4 million, or 12%, to $10.3 million for the three months ended September 30, 2014 from $11.7 million for the three months ended September 30, 2013. The decrease was primarily due to a decrease in sales of our marine satellite communications products of $1.2 million, or 11%, driven primarily by decreased sales of our TracPhone V11 products, marine satellite television products, TracPhone V3 products and Inmarsat products. Also contributing to the decrease in mobile communications product sales was a decrease in sales of our land mobile products of $0.2 million, or 22%, as compared to the three months ended September 30, 2013.
We remain cautious about the prospects for our marine leisure sales, specifically in Europe, as a result of ongoing challenges in the global economy. We expect our total mini-VSAT product sales will be consistent year-over-year for the fourth quarter of 2014.
Mobile communications product sales originating from the Americas for the three months ended September 30, 2014 decreased $1.0 million, or 11%, as compared to the three months ended September 30, 2013. Mobile communications product sales originating from our European and Asian subsidiaries for the three months ended September 30, 2014 decreased $0.4 million, or 14%, as compared to the three months ended September 30, 2013.
Service sales for the three months ended September 30, 2014 increased $7.5 million, or 38%, to $27.4 million from $19.9 million for the three months ended September 30, 2013. The primary reasons for the increase were a $5.3 million increase in new service sales arising from our acquisition of Videotel on July 2, 2014 and a $3.0 million increase in airtime sales for our mini-VSAT Broadband service. Also contributing to the increase in service sales was a $0.5 million increase in media sales arising from our acquisition of KVH Media Group in May 2013. Partially offsetting the increases in service sales was a $0.8 million decrease in contracted engineering services primarily from decreased construction and program management services provided in connection with the Saudi Arabian National Guard (SANG) contract, a $0.4 million decrease in service repair sales, and a $0.2 million decrease in Inmarsat service sales.
We expect that our mini-VSAT services sales will continue to grow year-over-year primarily from an overall increase in our mini-VSAT Broadband customer base, and from new value-added services to our mini-VSAT Broadband customers such as IP-MobileCast, which we anticipate to begin generating service revenue in the fourth quarter of 2014. We also expect service sales to increase as a result of the acquisition of Videotel in July 2014. However, we expect that our contracted engineering services will significantly decrease in the fourth quarter year-over-year as a result of the completion of the SANG project management services in the third quarter of 2014.
Costs of Sales
For the three months ended September 30, 2014, costs of product sales decreased by $1.0 million, or 9%, to $10.8 million from $11.8 million for the three months ended September 30, 2013. The primary reason for the decrease was the decrease in sales of our FOG and mobile communications product sales discussed above, and a $0.3 million decrease in Inmarsat costs of service.
Costs of service sales increased by $2.8 million, or 23%, to $14.7 million for the three months ended September 30, 2014 from $11.9 million for the three months ended September 30, 2013. The primary reason for the increase was a $2.2 million increase in airtime costs of sales for our mini-VSAT Broadband service. Also contributing to the increase was a $1.5 million increase in costs of service sales arising from our acquisition of Videotel, and a $0.3 million increase in costs of service sales from the KVH Media Group. Partially offsetting these increases was a $1.0 million decrease in engineering services costs of sales due primarily to a decrease in the services provided in connection with the SANG contract as discussed above.
Gross margin from product sales for the three months ended September 30, 2014 decreased to 36% as compared to 42% for the three months ended September 30, 2013. The decrease in our gross margin from product sales was primarily due to a decrease in gross margin on our marine products. The decrease in gross margin for marine products was driven by the initial sourcing of components for our new TracVision satellite television line towards the end of the second quarter in 2014. We anticipate that the gross margins on these product sales will approach historical levels in the first half of 2015 as result of decreased manufacturing costs from transitioning the sourcing to Asia.
Gross margin from service sales for the three months ended September 30, 2014 increased to 46% as compared to 40% for the three months ended September 30, 2013. The increase in our gross margin from service sales was primarily attributable to the service gross margin contributed by our new Videotel business. Also contributing to the gross margin increase was an increase in gross margin from contracted engineering services. Partially offsetting the service gross margin increase was a decrease in gross margin from service repair sales.
We expect service gross margins to increase as a result of the acquisition of Videotel in July 2014. We also anticipate that the favorable impact year-over-year to our mini-VSAT Broadband service margin that we expect to achieve from an overall increase in our mini-VSAT Broadband customer base in the fourth quarter of 2014 will be offset by the additional costs of new satellite capacity and the release of new value-added services to our mini-VSAT Broadband customers, such as IP-MobileCast.
Operating Expenses
Research and development expense for the three months ended September 30, 2014 remained relatively flat at $3.3 million, consistent with the expense for the three months ended September 30, 2013. As a percentage of net sales, research and development expense for the quarter ended September 30, 2014 was 7% as compared to 8% for the quarter ended September 30, 2013.
We expect that research and development expense will continue to increase year-over-year in the fourth quarter of 2014 due to the continued development efforts associated with the release of new value-added services to our mini-VSAT Broadband customers such as IP-MobileCast, including the integration of Videotel services, as well as new FOG and TACNAV products.
Sales, marketing and support expense for the three months ended September 30, 2014 increased by $1.8 million, or 28%, to $8.1 million from $6.3 million for the three months ended September 30, 2013. The primary reasons for the increase in the third quarter of 2014 were a $1.5 million increase in sales, marketing and support expense related our new Videotel business, a one-time $0.5 million insurance recovery received in the third quarter of 2013 related to misappropriated funds identified at our Danish subsidiary, a $0.2 million increase in warranty expense mainly in relation to TracPhone V7 and V11 products, and a $0.2 million increase from the KVH Media Group business. Partially offsetting these increases were a $0.3 million decrease in bad debt expense, and a $0.1 million decrease in variable product sales expense. As a percentage of net sales, sales, marketing and support expense for the quarter ended September 30, 2014 was 18% as compared to 16% for the quarter ended September 30, 2013.
We expect that our sales, marketing and support expenses will continue to increase year-over-year in the fourth quarter of 2014, driven by the additional expenses from our acquisition of Videotel in July 2014 and expenses relating to our release of new value-added services to our mini-VSAT Broadband customers such as IP-MobileCast.
General and administrative expense for the three months ended September 30, 2014 increased by $2.1 million, or 44%, to $6.9 million from $4.8 million for the three months ended September 30, 2013. The primary reason for the increase in expense in the 2014 period was a $1.2 million increase in expense from our new Videotel business, a $0.8 million increase in acquisition costs from the purchase of Videotel. As a percentage of net sales, general and administrative expense for the quarter ended September 30, 2014 was 16% as compared to 12% for the quarter ended September 30, 2013.
We expect general and administrative expenses to increase year-over-year in the fourth quarter of 2014, driven primarily by additional expenses from our acquisition of Videotel, including incremental amortization expenses for acquired intangible assets. Incremental amortization from the Videotel acquisition, subject to future changes in exchange rates in 2015, is currently estimated at approximately $2.2 million per year.
Interest Expense and Other (Expense) Income
For the three months ended September 30, 2014, interest expense and other expense increased by $0.7 million to $0.7 million, from $0.0 million for the three months ended September 30, 2013. The primary reason for the increase was a $0.3 million increase in interest expense driven by the borrowings to finance the purchase of Videotel in July 2014. Also contributing to the increase in expense was a reduction in the market value of cash flow hedges, as well as foreign currency exchange losses primarily associated with Videotel business.
Income Tax (Benefit) Expense
Income tax benefit for the three months ended September 30, 2014 was $0.1 million as compared to income tax expense of $0.9 million for the three months ended September 30, 2013. The decrease in income tax expense is primarily due to a $2.3 million decrease in pre-tax income.
We expect our effective tax rate for the fourth quarter of 2014 to be approximately 33%, subject to the effect of unforeseen discrete tax events such as changes in forecasted expectations for pre-tax income and stock option exercise activity.

Nine Months Ended September 30, 2014 and 2013
Net Sales
Product sales for the nine months ended September 30, 2014 decreased $15.6 million, or 22%, to $55.9 million for the nine months ended September 30, 2014 from $71.4 million for the nine months ended September 30, 2013. The decrease was primarily due to a decrease in sales of our guidance and stabilization products of approximately $12.1 million, or 34%. Specifically, sales of our TACNAV defense products decreased $6.1 million, or 40%, primarily as a result of decreased product sales related to the original SANG contract. Product shipments under the SANG contract were completed in the second quarter of 2013. Also contributing to the decrease in sales of our guidance and stabilization products during the nine months ended September 30, 2014 was a decrease in sales of our FOG products of $6.1 million, or 31%, as compared to the nine months ended September 30, 2013, primarily as a result of decreased shipments of FOGs for commercial applications. Also contributing to the decrease in our FOG sales was a $2.7 million decrease in sales under the Crows III program.
Mobile communications product sales decreased $3.5 million, or 10%, to $32.2 million for the nine months ended September 30, 2014 from $35.6 million for the nine months ended September 30, 2013. The decrease was primarily due to a decrease in sales of our marine satellite communications products of $3.1 million, or 10%, driven primarily by decreased shipments of our TracPhone mini-VSAT products, and to a lesser extent, marine satellite television sales, Inmarsat and Commbox product sales. Also contributing to the decrease in mobile communications product sales was a decrease in sales of our land mobile products of $0.4 million, or 12%, as compared to the nine months ended September 30, 2013.
Mobile communications product sales originating from our European and Asian subsidiaries for the nine months ended September 30, 2014 decreased $2.1 million, or 18%, as compared to the nine months ended September 30, 2013. Mobile communications product sales originating from the Americas for the nine months ended September 30, 2014 decreased $1.4 million, or 6%, as compared to the nine months ended September 30, 2013.
Service sales for the nine months ended September 30, 2014 increased $14.4 million, or 28%, to $66.3 million from $51.9 million for the nine months ended September 30, 2013. The primary reason for the increase was a $9.3 million increase in airtime sales for our mini-VSAT Broadband service. Also contributing to the increase in service sales was a $5.8 million increase in new media sales arising from our acquisition of Headland Media Limited in May 2013, and a $5.3 million increase in new service sales arising from our acquisition of Videotel on July 2, 2014. Partially offsetting the increases in service sales was a $4.6 million decrease in contracted engineering services primarily from decreased construction and program management services provided in connection with the SANG contract, a $1.0 million decrease in service repair sales, and a $0.5 million decrease in Inmarsat service sales.
Costs of Sales
For the nine months ended September 30, 2014, costs of product sales decreased by $5.8 million, or 15%, to $34.2 million from $40.0 million for the nine months ended September 30, 2013. The primary reason for the decrease was the decrease in sales of our TACNAV, FOG and marine products discussed above.
Costs of service sales increased by $4.1 million, or 12%, to $37.1 million for the nine months ended September 30, 2014 from $33.0 million for the nine months ended September 30, 2013. The primary reason for the increase was a $5.9 million increase in airtime costs of sales for our mini-VSAT Broadband service. Also contributing to the increase was a $1.8 million increase in costs of service sales from the KVH Media Group and a $1.5 million increase in costs of service sales from our new Videotel business. Partially offsetting these increases was a $4.6 million decrease in engineering services costs of sales due primarily to a decrease in the services provided in connection with the SANG contract as discussed above, a $0.3 million decrease in Inmarsat costs of service, and a $0.2 million decrease in service repair costs.
Gross margin from product sales for the nine months ended September 30, 2014 decreased to 39% as compared to 44% for the nine months ended September 30, 2013. The decrease in our gross margin from product sales was primarily due to a decrease in gross margin on our TACNAV and FOG product sales. The decrease in TACNAV and FOG product gross margins were driven by the completion of TACNAV product shipments under the original SANG contract in the second quarter of 2013, and under-utilization of our FOG production capacity due to reduced unit sales for the nine months ended September 30, 2014.
Gross margin from service sales for the nine months ended September 30, 2014 increased to 44% as compared to 36% for the nine months ended September 30, 2013. The increase in our gross margin from service sales was primarily attributable to the service gross margin contributed from our KVH Media Group business, as the service revenue for the nine months ended September 30, 2013 included only a partial quarter of service revenue from Headland Media Limited based on the May 11, 2013 acquisition date. Also contributing to the gross margin increase was the service gross margin from our new Videotel business, and to a lesser extent, an increase in gross margin from contracted engineering services. Partially offsetting the service gross margin increase was a decrease in gross margin from service repair sales.
Operating Expenses
Research and development expense for the nine months ended September 30, 2014 increased by $1.3 million, or 14%, to $10.8 million from $9.5 million for the nine months ended September 30, 2013. The primary reasons for the increase in expense in the 2014 period were a $0.6 million increase in U.S.-based employee compensation for research and development personnel and a $0.2 million increase in consulting expense, in each case driven by the development of our new satellite television products and IP-MobileCast content delivery service. Also contributing to the increase was a $0.5 million increase in expensed materials. As a percentage of net sales, research and development expense for the nine months ended September 30, 2014 was 9% as compared to 8% for the nine months ended September 30, 2013.
Sales, marketing and support expense for the nine months ended September 30, 2014 increased by $2.4 million, or 12%, to $23.3 million from $20.8 million for the nine months ended September 30, 2013. The primary reasons for the increase in the 2014 period were a $1.5 million increase in sales, marketing and support expense related our new Videotel business, a $1.1 million increase from our KVH Media business, a $0.7 million increase in warranty expense mainly in relation to TracPhone V7 and V11 products, a $0.6 million increase in U.S.-based employee compensation, a one-time $0.5 million insurance recovery received in the third quarter of 2013 related to misappropriated funds identified at our Danish subsidiary, and a $0.2 million increase in variable airtime sales expense. Partially offsetting these increases were a $1.4 million decrease in variable product sales expense primarily as a result of the completion of product shipments relating to the SANG contract in the second quarter of 2013, a $0.5 million decrease in bad debt expense, and a $0.3 million decrease in sales promotions and demonstration units. As a percentage of net sales, sales, marketing and support expense for the nine months ended September 30, 2014 was 19% as compared to 17% for the nine months ended September 30, 2013.
General and administrative expense for the nine months ended September 30, 2014 increased by $4.2 million, or 32%, to $17.3 million from $13.1 million for the nine months ended September 30, 2013. The primary reason for the increase in 2014 expense was a $2.6 million increase in general and administrative expense relating to the KVH Media Group, a $1.2 million increase in expense from our new Videotel business, a $0.4 million increase in acquisition costs from the purchase of Videotel, and a $0.4 million increase in U.S.-based employee compensation. Partially offsetting this increase were a $0.6 million decrease in accrued performance-based incentive compensation. As a percentage of net sales, general and administrative expense for the nine months ended September 30, 2014 was 14% as compared to 11% for the nine months ended September 30, 2013.
Interest Expense and Other (Expense) Income
For the nine months ended September 30, 2014, interest expense and other expense increased by $0.8 million to $0.9 million, from $0.1 million for the nine months ended September 30, 2013. The primary reason for the increase was a $0.4 million increase in interest expense driven by the borrowings to finance the purchase of Headland Media in May of 2013 and Videotel in July 2014. Also contributing to the increase in expense was a reduction in the market value of cash flow hedges, as well as foreign currency exchange losses primarily associated with Videotel business.
Income Tax Expense
Income tax expense for the nine months ended September 30, 2014 was $0.1 million as compared to income tax expense of $2.4 million for the nine months ended September 30, 2013. The decrease in income tax expense is primarily due to an $8.2 million decrease in pre-tax income.
Backlog
Backlog is not a meaningful indicator for predicting revenue in future periods. Commercial resellers for our mobile satellite communications products and FOG products do not carry extensive inventories and rely on us to ship products quickly. Generally due to the rapid delivery of our commercial products, our backlog for those products is not significant.
Our backlog for all products and services was approximately $19.7 million and $20.5 million on September 30, 2014 and December 31, 2013, respectively. As of September 30, 2014, all of our backlog was scheduled for fulfillment in 2014, except for $4.3 million scheduled for fulfillment in 2015 and $2.3 million scheduled for fulfillment in 2016. The decrease in backlog of $0.8 million from December 31, 2013 was primarily the result of the fulfillment of the order for TACNAV services received in June 2012 from SANG and the fulfillment of other TACNAV and FOG product orders.
Backlog consists of orders evidenced by written agreements and specified delivery dates for customers who are acceptable credit risks. We do not include satellite connectivity service sales in our backlog even though many of our satellite connectivity customers have signed annual or multi-year service contracts providing for a fixed monthly fee. Military orders included in backlog are generally subject to cancellation for the convenience of the customer. When orders are canceled, we generally recover actual costs incurred through the date of cancellation and the costs resulting from termination. As of September 30, 2014, our backlog included approximately $4.9 million in orders that are subject to cancellation for convenience by the customer. Individual orders for guidance and stabilization products are often large and may require procurement of specialized long-lead components and allocation of manufacturing resources. The complexity of planning and executing larger orders generally requires customers to order well in advance of the required delivery date, resulting in backlog.
Liquidity and Capital Resources
We have generally funded our operations primarily from operating cash flows, bank financings and proceeds received from exercises of stock options. As of September 30, 2014, we had $50.4 million in cash, cash equivalents, and marketable securities, of which $10.3 million in cash equivalents was held in local currencies by our foreign subsidiaries. There were no marketable securities held by our foreign subsidiaries as of September 30, 2014. As of September 30, 2014, we had $65.7 million in working capital.
Net cash provided by operations was $10.1 million for the nine months ended September 30, 2014 as compared to net cash provided by operations of $17.0 million for the nine months ended September 30, 2013. The $6.8 million decrease in cash provided by operations was primarily due to a $5.6 million decrease in net income, a $3.1 million decrease in cash inflows related to accounts receivable, a $1.2 million increase in cash outflows related to other long-term liabilities, and a $0.7 million increase in cash outflows related to prepaid expenses and other assets. Partially offsetting the increase in cash outflows were an increase in cash inflows attributable to a $3.0 million decrease in cash outflows related to accounts payable, a $0.9 million decrease in cash outflows relating to other non-current assets and a $0.5 million increase in deferred revenue.
Net cash used in investing activities was $26.7 million for the nine months ended September 30, 2014 as compared to net cash used in investing activities of $45.0 million for the nine months ended September 30, 2013. The decrease of $18.3 million is primarily the result of a $24.6 million decrease in our net investment in marketable securities and a $16.4 million increase in maturities and sales of marketable securities. This decrease is partially offset by a $22.1 million increase in net cash paid for acquisitions during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. We paid net cash of $45.1 million for Videotel in the nine months ended September 30, 2014 and net cash of $22.9 million for Headland Media in the nine months ended September 30, 2013.

Net cash provided by financing activities was $32.9 million for the nine months ended September 30, 2014 compared to $28.4 million for the nine months ended September 30, 2013. The $4.5 million increase in cash provided by financing activities is primarily due to the net proceeds from borrowings on a term note, net of payments, in the amount of $63.8 million in the nine months ended September 30, 2014. These proceeds were offset by a $30.0 million repayment of borrowings under a line of credit in connection with the debt restructuring we undertook in connection with the acquisition of Videotel, as well as $1.0 million in repayments of long-term debt. In the nine months ended September 30, 2013, we generated $23.0 million in proceeds from line of credit borrowings, $4.7 million in borrowings under our long-term debt and $2.3 million in proceeds from issuances of shares under our equity compensation plans.

Borrowing Arrangements
On April 6, 2009, we entered into a mortgage loan in the amount of $4.0 million related to our headquarters facility in Middletown, Rhode Island. The loan term is 10 years, with a principal amortization of 20 years, and the interest rate will be a rate per year adjusted periodically based on a defined interest period equal to the BBA LIBOR Rate plus 2.25 percentage points. On June 9, 2011, we entered into an amendment to the mortgage loan, providing for an adjustment of the interest rate from the BBA LIBOR Rate plus 2.25 percentage points to the BBA LIBOR Rate plus 2.00 points. Land, building and improvements with an approximate carrying value of $5.0 million as of September 30, 2014 secure the mortgage loan. The monthly mortgage payment is approximately $11,000 plus interest and increases in increments of approximately $1,000 each year throughout the life of the mortgage. Due to the difference in the term of the loan and amortization of the principal, a balloon payment of $2.6 million is due on April 1, 2019. The loan contains one financial covenant, a Fixed Charge Coverage Ratio, which applies in the event that our consolidated cash, cash equivalents and marketable securities balance falls below $25.0 million at any time. As our consolidated cash, cash equivalents, and marketable securities balance was above $25.0 million throughout the nine months ended September 30, 2014, the Fixed Charge Coverage Ratio did not apply. Under the mortgage loan we may prepay our outstanding loan balance subject to certain early termination charges as defined in the mortgage loan agreement. If we were to default on our mortgage loan, the land, building and improvements would be used as collateral. As discussed in note 16 to the consolidated financial statements, effective April 1, 2010, in order to reduce the volatility of cash outflows that arise from changes in interest rates, we entered into two interest rate swap agreements that are intended to hedge our mortgage interest obligations by fixing the interest rates specified in the mortgage loan to 5.91% for half of the principal amount outstanding and 6.07% for the remaining half of the principal amount outstanding as of April 1, 2010 until the mortgage loan expires on April 16, 2019.

On July 1, 2014, we entered into (i) a five-year senior Credit Agreement with Bank of America, N.A., as Administrative Agent, and the lenders named from time to time as parties thereto, for an aggregate amount of up to $80.0 million, including a revolving credit facility (the Revolver) of up to $15.0 million and a term loan (Term Loan) of $65.0 million to be used for general corporate purposes, including both (A) the refinancing of the $30.0 million indebtedness then outstanding under the credit facility described above and (B) permitted acquisitions, (ii)  revolving credit notes (together, the Revolving Credit Note) to evidence the Revolver, (iii) term notes (together, the Term Note, and together with the Revolving Credit Note, the Notes) to evidence the Term Loan, (iv) a Security Agreement (the Security Agreement) required by the lenders with respect to our grant of a security interest in substantially all of our assets in order to secure our obligations under the Credit Agreement and the Notes, and (v) Pledge Agreements (the Pledge Agreements) required by the lenders with respect to our grant of a security interest in 65% of the capital stock of each of KVH Industries A/S and KVH Industries U.K. Limited held by us in order to secure our obligations under the Credit Agreement and the Notes.
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
The Credit Agreement contains two financial covenants, a Maximum Consolidated Leverage Ratio and a Minimum Consolidated Fixed Charge Coverage Ratio, each as defined in the Credit Agreement. The Maximum Consolidated Leverage Ratio is initially 2.25:1.00 and declines to 1.50:1.00 on December 31, 2014 and to 1.00:1.00 on September 30, 2015. The Minimum Consolidated Fixed Charge Coverage Ratio may not be less than 1.25:1.00 at any time after December 31, 2014. The Company was in compliance with these financial ratio debt covenants as of September 30, 2014. The Credit Agreement imposes certain other affirmative and negative covenants, including without limitation covenants with respect to the payment of taxes and other obligations, compliance with laws, entry into material contracts, creation of liens, incurrence of indebtedness, investments, dispositions, fundamental changes, restricted payments, changes in the nature of our business, transactions with affiliates, corporate and accounting changes, and sale and leaseback arrangements.
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
On November 26, 2008, our Board of Directors authorized a program to repurchase up to one million shares of our common stock. The share repurchase program is funded using our existing cash, cash equivalents, marketable securities and future cash flows. As of September 30, 2014, 341,009 shares of our common stock remain available for repurchase under the program. We did not purchase any shares of our common stock in the nine months ended September 30, 2014. As of September 30, 2014, we held $50.4 million in cash, cash equivalents and marketable securities. We believe that our cash, cash equivalents and marketable securities, together with our other working capital and cash flows from operations, will be adequate to meet planned operating and capital requirements through at least the next twelve months. However, as the need or opportunity arises, we may seek to raise additional capital through public or private sales of securities or through additional debt financing. There are no assurances that we will be able to obtain any additional funding or that such funding will be available on terms acceptable to us.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our primary market risk exposures are interest rate risk and foreign currency exchange rate risk.
We are exposed to changes in interest rates because we finance certain operations through fixed and variable rate debt instruments.
We had $66.2 million in borrowings outstanding at September 30, 2014, at an interest rate equal to the LIBOR Daily Floating Rate plus 1.50% under our new variable-rate credit facility, which was entered into on July 1, 2014 as part of the acquisition of Videotel that happened on July 2, 2014. For more information regarding our new credit facility, see Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Borrowing Arrangements. A hypothetical 10% increase or decrease in interest rates would have approximately a $0.2 million impact on the Company’s interest expense based on the $66.2 million outstanding at September 30, 2014 with an interest rate of 2.41%.
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
We are exposed to currency exchange rate fluctuations related to our subsidiary operations in the United Kingdom, Denmark, Norway, Brazil, Singapore, Hong Kong, Cyprus, Japan, Belgium, and the Netherlands. Our recent acquisition of Videotel expanded our international operations and therefore our exposure to these fluctuations. Certain transactions in these locations are made in the local currency, yet are reported in the U.S. dollar, the functional currency. For foreign currency exposures existing at September 30, 2014, a 10% unfavorable movement in the foreign exchange rates for our subsidiary locations would not expose us to material losses in earnings or cash flows.
From time to time, we have purchased foreign currency forward contracts. These forward contracts are intended to offset the impact of exchange rate fluctuations on cash flows of our foreign subsidiaries. Foreign exchange contracts are accounted for as cash flow hedges and are recorded on the balance sheet at fair value until executed. Changes in the fair value are recognized in earnings. We did not enter into any such contracts during the nine months ended September 30, 2014. However, we did inherit cash flow hedges from our acquisition of Headland Media Limited (now known as the KVH Media Group) in May 2013. We do not currently anticipate that we will enter into similar agreements once the existing agreements expire by the end of 2014.
The primary objective of our investment activities is to preserve principal and maintain liquidity, while at the same time maximizing income. We have not entered into any instruments for trading purposes. Some of the securities that we invest in may have market risk. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities that can include United States treasuries, certificates of deposit, investment grade asset-backed corporate securities, money market mutual funds, municipal bonds, and government agency and non-government debt securities. As of September 30, 2014, a hypothetical 100 basis-point increase in interest rates would have resulted in an immaterial decrease in the fair value of our investments that had maturities of greater than one year. Due to the conservative nature of our investments and the relatively short duration of their maturities, we believe this interest rate risk is substantially mitigated. As of September 30, 2014, 67% of the $24.5 million classified as available-for-sale marketable securities will mature or reset within one year. Accordingly, long-term interest rate risk is not considered material for our investment activities. We did not invest in any financial instruments denominated in foreign currencies as of September 30, 2014.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this interim report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2014.
Changes in Internal Controls Over Financial Reporting
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated our internal control over financial reporting during the third quarter of 2014. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer did not identify any change in our internal control over financial reporting during the third quarter of 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
On July 2, 2014, we acquired Videotel, a privately held company based in the United Kingdom. As of September 30, 2014, Videotel (including associated goodwill) represented approximately 27% of our total assets. As the acquisition occurred in the third quarter of 2014, the scope of management’s evaluation of changes in internal control over financial reporting did not include Videotel.
As a private company, Videotel was not required to have, and did not have, the level of internal control over financing reporting that United States public reporting companies must have. Further, Videotel did not regularly prepare financial statements in accordance with accounting principles generally accepted in the United States that were audited by an independent public accounting firm registered with the Public Company Accounting Oversight Board, nor did it prepare unaudited financial statements on a quarterly or other interim basis. Accordingly, we expect to apply our existing internal control over financial reporting and such other appropriate internal controls as we deem necessary to Videotel’s operations, including the hiring of appropriate personnel with the requisite degree of financial and accounting training and experience appropriate for public company reporting. We expect that the expenses we have incurred and will incur in preparing audited financial statements for Videotel, hiring the necessary personnel and implementing internal controls appropriate to Videotel’s operations may materially increase our general and administrative expenses in subsequent quarters.

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
Worldwide economic conditions have experienced significant turmoil over the last several years, including slower economic activity, tightened credit markets, inflation and deflation concerns, increased fuel prices, decreased consumer confidence, reduced corporate profits, reduced or canceled capital spending, adverse business conditions and liquidity concerns. These conditions make it difficult for businesses, governments and consumers to accurately forecast and plan future activities. Many governments are experiencing significant deficits that have caused and may continue to cause them to curtail spending significantly and/or reallocate funds away from defense programs. There can be no assurances that government responses to the disruptions in the economy will remedy these problems. As a result of these and other factors, customers could continue to slow or suspend spending on our products and services. We may also incur increased credit losses and need to increase our allowance for doubtful accounts, which would have a negative impact on our earnings and financial condition.
    We cannot predict the timing, duration or ultimate impact of the turmoil in our markets. We expect our business to continue to be adversely impacted by this turmoil.
Net sales of many of our mobile communications products are largely generated by discretionary consumer spending, and demand for these products may decline as a result of continuing weak regional and global economic conditions. For example, sales of our mobile communications products decreased by $3.5 million, or 10%, from the nine months ended September 30, 2013 to the nine months ended September 30, 2014. Consumer spending tends to decline during recessionary periods and may decline at other times. Some consumers have chosen not to purchase our mobile communications products due to a perception that they are luxury items, and these trends could continue or accelerate. Sales of our land mobile communications products continue to decline. As global and regional economic conditions change, including uncertainty regarding federal budgetary pressures, overseas sovereign debt crisis, the general level of interest rates, fluctuating oil prices and demand for durable consumer products, demand for our products could continue to be materially and adversely affected.
Our financial performance is impacted by U.S. government contracts, which are subject to uncertain levels of funding and termination.
     A reduction in sales to the U.S. government or its contractors, whether due to lack of funding, for convenience or otherwise, or the occurrence of delays, could negatively impact our results of operations and financial condition. For example, in recent years, we had historically sold a substantial portion of our FOG systems to a U.S. government contractor for the U.S. Army’s CROWS III program. However, during the nine months ended September 30, 2014, we recorded only approximately $1.0 million in FOG sales under the CROWS III program. We currently have no expectation that FOG sales under this program will show any improvement from such a level in the near future, and as a result we do not anticipate that this program will significantly contribute to our FOG sales in 2014 or future years, as it did for the fiscal years ended December 31, 2013, 2012 and 2011.
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
We evaluate strategic acquisition opportunities to acquire other businesses as they arise, such as our acquisitions of Videotel in July 2014 and Headland Media Limited (now known as the KVH Media Group) in May 2013. The expenses we incur evaluating and pursuing these and other such acquisitions could have a material adverse effect on our results of operations. For example, through September 30, 2014, we have incurred significant expenses related to the acquisition of Videotel. If we acquire a business, we may be unable to manage it profitably or successfully integrate its operations with our own. Moreover, we may be unable to realize the strategic, financial, operational and other benefits we anticipate from any acquisition, and any acquisition may increase our overall operating expenses. Competition for acquisition opportunities could increase the price we pay for businesses we acquire and could reduce the number of potential acquisition targets. Further, our approach to acquisitions may involve a number of special financial and business risks, such as:

•	entry into new and unfamiliar lines of business or markets, which may present challenges or risks that we did not anticipate;

•	increased expenses associated with the amortization of acquired intangible assets;

•	charges related to any potential acquisition from which we may withdraw;

•	diversion of our management’s time, attention, and resources;

•	loss of key acquired personnel;

•	increased costs to improve or coordinate managerial, operational, financial, and administrative systems, including compliance with the Sarbanes-Oxley Act of 2002;

•	dilutive issuances of equity securities;

•	the assumption of legal liabilities; and

•	losses arising from impairment charges associated with goodwill or intangible assets.
For example, we expect to incur additional expenses to implement internal control over financial reporting appropriate for a public company at Videotel, which previously operated as a private company not subject to U.S. generally accepted accounting principles.
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
In the marine market for voice, fax, data and Internet services, we compete with Inmarsat, Globalstar LP, and Iridium Satellite LLC. We also face competition from providers of marine satellite data services and maritime VSAT solutions, including Inmarsat (and its newly announced Global Xpress service), MTN/SeaMobile, Speedcast, CapRock, and Airbus Defense & Space.
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
We currently have, and will likely continue to have, a substantial amount of indebtedness. Our indebtedness could, among other things, make it more difficult for us to satisfy our debt obligations, require us to use a large portion of our cash flow from operations to repay and service our debt or otherwise create liquidity problems, limit our flexibility to adjust to market conditions, place us at a competitive disadvantage and expose us to interest rate fluctuations. As of September 30, 2014, we had total debt outstanding of approximately $71.2 million, which included approximately $63.8 million in aggregate principal amount of indebtedness outstanding under our term note.
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
These factors can cause substantial fluctuations in sales of our TACNAV and FOG products from period to period. For example, sales of our FOG products decreased $6.1 million, or 31%, from the third quarter of 2013 to the third quarter of 2014. Similarly, sales of our TACNAV products decreased $6.1 million, or 40%, from the third quarter of 2013 to the third quarter of 2014. However, in October 2014, we received a $19.0 million TACNAV product and services contract with an international military customer which include program management and engineering services expected to be delivered through 2017 and hardware shipments expected to be fulfilled in 2015 and 2016 as well as out-year support services to be provided as part of this order. In November 2014, we received a $4.3 million TACNAV product order with an international military customer for which shipments are expected to be substantially completed in the fourth quarter of 2014. These large orders contribute to the unpredictability of our revenues from period to period. The U.S. government may change defense spending priorities at any time. Moreover, government customers and their contractors can generally cancel orders for our products for convenience or decline to exercise previously disclosed contract options. Even under firm orders with government customers, funding must often be appropriated in the budget process in order for the government to complete the contract. The cancellation of or failure to fund orders for our products could further reduce our net sales and results of operations.
Sales of our FOG systems and TACNAV products generally consist of a few large orders, and the delay or cancellation of a single order could substantially reduce our net sales.
KVH products sold to customers in the defense industry are purchased through orders that can generally range in size from several hundred thousand dollars to more than one million dollars. For example, we received orders for TACNAV products and services of $4.3 million, $19.0 million, $5.2 million, $7.2 million, $35.6 million and $2.8 million in November 2014, October 2014, May 2014, January 2013, September 2012 and September 2012, respectively. Orders of this size are often unpredictable and difficult to replicate. As a result, the delay or cancellation of a single order could materially reduce our net sales and results of operations. We periodically experience repeated and unanticipated delays in defense orders, which make our revenues and operating results less predictable. Because our guidance and stabilization products typically have relatively higher product gross margins than our mobile communications products, the loss of an order for guidance and stabilization products could have a disproportionately adverse effect on our results of operations.
Only a few customers account for a substantial portion of our guidance and stabilization revenues, and the loss of any of these customers could substantially reduce our net sales.
We derive a significant portion of our guidance and stabilization revenues from a small number of customers, many of whom are contractors for the U.S. government. For example, for the year ended December 31, 2013, one customer, SANG, accounted for approximately 12% of our total sales, and product deliveries to this customer under our original contract with SANG were completed in the second quarter of 2013. In October 2014, we received a $18.6 million TACNAV product and services contract with an international military customer which include program management and engineering services expected to be delivered through 2017 and hardware shipments expected to be fulfilled in 2015 and 2016 as well as out-year support services to be provided as part of this order. The loss of business from any of these customers could substantially reduce our net sales and results of operations and could seriously harm our business. Since we are often awarded a contract as a subcontractor to a major defense supplier that is engaged in a competitive bidding process as prime contractor for a major weapons procurement program, our revenues depend significantly on the success of the prime contractors with which we align ourselves.
Commercial sales of our guidance and stabilization products are unpredictable.
Increased commercial sales of our guidance and stabilization products are making it more difficult to predict our future revenues. We have been marketing our guidance and stabilization products, particularly our FOGs, to original equipment manufacturers for incorporation into commercial products, such as navigation and positioning systems for various applications, including precision mapping, dynamic surveying, autonomous vehicles, train location control and track geometry measurement systems, industrial robotics and optical stabilization. Because we sell these products to original equipment manufacturers rather than end-users, we have less information about market trends and other developments affecting the buying patterns of end-users and, as a result, may be unable to forecast demand for these products accurately. Sales of FOGs for commercial applications declined significantly from the third quarter of 2013 to the third quarter of 2014. Moreover, sales of these products for commercial applications depend on the success of our customers’ products, and any decline in sales of our customers’ products would reduce demand for our products.
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
We have previously expanded our operations to pursue existing and potential market opportunities, and we are continuing to expand our international operations. For example, we recently opened a new sales office in Japan to service local customers, and we recently expanded our service offerings through the acquisitions of Videotel and Headland Media Limited (now known as the KVH Media Group). This growth placed a strain on our personnel, management, financial and other resources and has increased our operating expenses. If any portion of our business grows more rapidly than we anticipate and we fail to manage that growth properly, we may incur unnecessary expenses, and the efficiency of our operations may decline. If we are unable to adjust our operating expenses on a timely basis in response to changes in revenue cycles, our results of operations may be harmed. To manage changes in our rate of growth effectively, we must, among other things:

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
We retain sensitive data, including intellectual property, proprietary business information, personally identifiable information, credit card information and usage data of our employees and customers on our computer networks. Although we take certain protective measures and endeavor to modify them as circumstances warrant, invasive technologies and techniques continue to evolve rapidly, and our computer systems, software and networks may be vulnerable to unauthorized access, misuse, employee error, computer viruses or other malicious code and other events that could have a security impact. Any security breach may compromise information stored on our networks and may result in significant data losses or theft of our, our customers', our business partners' or our employees' sensitive information.
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
On November 26, 2008, our Board of Directors authorized a program to repurchase up to one million shares of our common stock. As of September 30, 2014, 341,009 shares of common stock remain available for repurchase under the program. The repurchase program is funded using our existing cash, cash equivalents, marketable securities, and future cash flows. Under the repurchase program, at management’s discretion, we may repurchase shares on the open market from time to time, in privately negotiated transactions or block transactions, or through an accelerated repurchase agreement. The timing of such repurchases depends on availability of shares, price, market conditions, alternative uses of capital, and applicable regulatory requirements. The program may be modified, suspended or terminated at any time without prior notice. The repurchase program has no expiration date. There were no other repurchase programs outstanding during the three months ended September 30, 2014, and no repurchase programs expired during the period.
We did not repurchase any shares of our common stock in the three months ended September 30, 2014.

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

101
The following financial information from KVH Industries, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets (unaudited), (ii) the Consolidated Statements of Operations (unaudited), (iii) the Consolidated Statements of Comprehensive (Loss) Income (unaudited), (iv) the Consolidated Statements of Cash Flows (unaudited), and (v) the Notes to Consolidated Financial Statements (unaudited).
		X

*	Certain schedules are omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish copies thereof to the Securities and Exchange Commission upon request.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 10, 2014

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

101
The following financial information from KVH Industries, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets (unaudited), (ii) the Consolidated Statements of Operations (unaudited), (iii) the Consolidated Statements of Comprehensive (Loss) Income (unaudited), (iv) the Consolidated Statements of Cash Flows (unaudited), and (v) the Notes to Consolidated Financial Statements (unaudited).
		X

*	Certain schedules are omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish copies thereof to the Securities and Exchange Commission upon request.