Form 10-K
period 2014-12-31
KVH INDUSTRIES INC \DE\
filed 2015-03-17
CIK 1007587

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 30, 2014, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $188,649,721 based on the closing sale price of $13.03 per share as reported on the NASDAQ Global Market. Shares of common stock held by executive officers and directors of the registrant and their affiliates have been excluded from this calculation because such persons may be deemed affiliates.
As of March 13, 2015, the registrant had 15,990,015 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement relating to its 2015 Annual Meeting of Stockholders are incorporated herein by reference in Part III.

PART I

ITEM 1.	Business
Cautionary Statement Regarding Forward-Looking Information
In addition to historical facts, this annual report contains forward-looking statements. Forward-looking statements are merely our current predictions of future events. These statements are inherently uncertain, and actual events could differ materially from our predictions. Important factors that could cause actual events to vary from our predictions include those discussed in this annual report under the headings “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Item 1A. Risk Factors.” We assume no obligation to update our forward-looking statements to reflect new information or developments. We urge readers to review carefully the risk factors described in this annual report and in the other documents that we file with the Securities and Exchange Commission. You can read these documents at www.sec.gov.
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
Introduction
We are a leading manufacturer of solutions that provide global high-speed Internet, television, and voice services via satellite to mobile users at sea and on land. We are also a leading provider of commercially licensed entertainment, including news, sports, music, and movies, to commercial and leisure customers in the maritime, hotel, and retail markets. In addition, as a result of our July 2014 acquisition of Videotel Marine Asia Limited and Super Dragon Limited (together referred to as Videotel), we develop and distribute training films and e-Learning computer-based training courses to commercial maritime customers. We are also a premier manufacturer of high-performance navigational sensors and integrated inertial systems for defense and commercial guidance and stabilization applications. We are headquartered in Middletown, Rhode Island, with active operations in Denmark, Hong Kong, the State of Illinois, Japan, Norway, Singapore, and the United Kingdom.
Our Products and Services
We design, develop, manufacture, and market mobile communications products and services for the marine and land mobile markets, and navigation, guidance, and stabilization products for both the defense and commercial markets.
Mobile Broadband Products
In the global maritime market, we believe that there is increasing demand for mobile access to television, entertainment, voice services, the Internet, and near real-time operational services such as safety training, navigation chart updates, weather services, and voyage optimization. For both maritime and terrestrial customers that want to access live television while on the move, we offer a comprehensive family of mobile satellite antenna products marketed under the TracVision brand. For access to the Internet and voice services while on the move, which we refer to collectively as our airtime services, we offer a family of mobile satellite antenna products and services marketed under the brands TracPhone and mini-VSAT Broadband. The network infrastructure that we have developed to support our airtime services is also supporting the delivery of other value-added services over our IP-MobileCast content delivery service for both entertainment and operational needs.
Our mobile satellite antenna products are typically installed on mobile platforms and use sophisticated robotics, stabilization and control software, sensing technologies, transceiver integration, and advanced antenna designs to automatically search for, identify and point directly at the selected television and communications satellite while the vehicle or vessel is in motion. Our antennas use gyros and inclinometers to measure the pitch, roll and yaw of an antenna platform in relation to the earth. Microprocessors and our proprietary stabilization and control software use that data to compute the antenna movement necessary for the antenna’s motors to point the antenna properly and maintain contact with the satellite. If an obstruction temporarily blocks the satellite signal, our products continue to track the satellite’s location according to the movement of the antenna platform in order to carry out automatic, rapid reacquisition of the signal when a direct line of sight to the satellite is restored.

Our Certified Support Network offers our TracVision and TracPhone customers an international network of skilled technical dealers and support centers in many locations where our customers are likely to travel. We have selected distributors based on their technical expertise, professionalism, and commitment to quality and regularly provide them with extensive training in the sale, installation and support of our products.
Maritime
In the marine market, we offer a range of mobile satellite TV and communications products.
Satellite TV. Our TracVision TV-series and M-series satellite TV antennas are designed with the full spectrum of vessel sizes in mind, ranging from recreational vessels as small as 20 to 25 feet to large commercial vessels. In mid-2014, we launched a new TV-series, which replaced a number of the M-series antennas with new antennas that incorporate new features, including an IP-enabled control unit to allow access to system information from any Wi-Fi device. Our family of marine TracVision products includes the 32-cm diameter TracVision TV1, 37-cm diameter TracVision TV3, 45-cm diameter TracVision TV5, 60-cm diameter TracVision TV6, and 81.3-cm diameter TracVision M9, each of which employs a high-efficiency circular antenna. These products are compatible with Ku-band HDTV programming as well as high-powered regional satellite TV services around the globe, based on available signal strength and antenna size requirements. In September 2014, we announced our support for a new “Pay-As-You-Go” satellite TV service from DISH Network, which is aimed at seasonal boaters who only want to use the service when their boats are in the water.
Our TracVision HD-series satellite TV antennas are designed to offer a high definition TV experience comparable to that enjoyed by a home DIRECTV HDTV subscriber. Our TracVision HD7 uses a 61-cm diameter satellite TV antenna to receive signals from two DIRECTV Ka-band satellites and one DIRECTV Ku-band satellite simultaneously. It includes an Internet Protocol-enabled antenna control unit as well as optional antenna control via a free TracVision application for use on an Apple iPhone or iPad. We believe the TracVision HD7 was the first marine antenna to offer this combination of capabilities. Our TracVision HD11 offers a worldwide satellite TV capability through the use of a 1-meter diameter antenna and a global low noise block designed for use with the majority of direct-to-home satellite TV services. As a result, it is able to receive all Ku-band and DIRECTV Ka-band satellite television signals without changing out hardware elements. The Ku-band also works with modern satellite television services currently available in the world. The Ka-band will receive DIRECTV HDTV. Like the TracVision HD7, it features a customer application for the Apple iPhone or iPad to provide easy control of the system.
Satellite Phone and Internet. Our mini-VSAT Broadband network offers an end-to-end solution for offshore connectivity. This unified C/Ku-band Broadband service enables us to offer commercial, leisure, and government customers an integrated hardware and service solution for mobile communications and seamless region-to-region roaming. We design and manufacture the onboard TracPhone terminals, own the hub equipment installed in leased earth stations, lease the satellite capacity, manage the network through third-party service providers, and provide 24/7/365 after-sale support. Because we manufacture the onboard hardware, we can integrate the full rack of discrete below decks equipment typically used on traditional VSAT systems into a single, streamlined unit that is significantly easier to deploy than competing VSAT solutions. Our mini-VSAT Broadband network utilizes ArcLight spread spectrum modem technology developed by ViaSat. This spread spectrum approach reduces the broadcast power requirements and the pointing accuracy necessary to track the high-bandwidth C- and Ku-band satellites that carry the service. The resulting efficiencies allowed us to develop and bring to market our TracPhone terminals. In June 2013, we introduced our new TracPhone V-IP Series product line for the mini-VSAT Broadband network, which was an upgrade to the previous TracPhone V-Series. Our 60-cm diameter TracPhone V7-IP Ku-band antenna is 85% smaller by volume and 75% lighter than alternative 1-meter diameter VSAT antennas. Our 37-cm diameter TracPhone V3-IP Ku-band antenna is practical for use on smaller vessels as well as land vehicles. We believe that the TracPhone V3 is the smallest maritime VSAT system currently available. Our dual-mode TracPhone V11-IP antenna seamlessly tracks both C- and Ku-band satellites, making it the only 1-meter diameter maritime VSAT antenna to deliver seamless global coverage outside the far polar regions.
We are actively engaged in sales efforts for the TracPhone V-IP Series and mini-VSAT Broadband service to government agencies for maritime, military, and emergency responder use. In September 2010, the U.S. Coast Guard awarded us a 10-year contract valued at up to $42 million to supply TracPhone V7 systems and mini-VSAT Broadband airtime to as many as 216 U.S. Coast Guard cutters. As of December 31, 2014, we have supplied TracPhone V7 and V7-IP systems for approximately 104 U.S. Coast Guard vessels. We are also taking steps to expand our ability to support the commercial maritime market. In March 2011, we signed a contract to provide TracPhone V7 and mini-VSAT Broadband service to Vroon B.V. and its fleet of more than 125 commercial vessels and, as of December 31, 2014, approximately 112 systems have shipped. In March 2012, V.Ships, the world’s largest independent ship manager serving a fleet of over 1,000 vessels, selected our mini-VSAT Broadband service as its preferred satellite communications solution. In June 2012, Tokyo-based shipping and logistics company, Nippon Yusen Kaisha (NYK Line), selected our TracPhone V7 and mini-VSAT Broadband service and, as of

December 31, 2014, approximately 137 systems have shipped.
In September 2010, we acquired Virtek Communication, a Norwegian firm that developed CommBox, a ship-to-shore network management product that comprises shipboard hardware, a KVH-hosted or privately owned shore-based hub, and a suite of software applications. CommBox offers a range of tools designed to increase communication efficiency, reduce costs, and manage network operations. Key functions include web and data compression and optimization to increase network capacity; remote PC management for customer IT departments; integrated e-mail, firewalls, and security; least-cost routing; and bandwidth management on multiple communication carriers. CommBox is offered as an option for all TracPhone V-IP Series products (TracPhone VSAT products) through software accompanying the integrated Commbox modem. We also offer Commbox for our Inmarsat-compatible TracPhone and Iridium OpenPort systems as well as other systems and services. CommBox sales include both the shipboard hardware and optional private shore-based hub, subscriptions to the selected software applications, and monthly system maintenance fees.
We offer Iridium OpenPort hardware and service to be used in conjunction with our mini-VSAT service. Iridium OpenPort service provides data rates up to 128Kbps and covers the entire world, including the polar regions. We offer the Iridium hardware and service along with our own mini-VSAT solution and our CommBox, which will switch over to the Iridium service if the mini-VSAT service is not available. Our customers might choose to add the Iridium service to expand the geographic coverage of the system or as a backup service.
In addition to our TracPhone VSAT products and mini-VSAT Broadband service, we also offer a family of Inmarsat-compatible TracPhone products that provide in-motion access to global satellite communications. These products rely on services offered by Inmarsat, a satellite service provider that supports links for phone, fax, and data communications as fast as 432 Kbps. The TracPhone FB150, FB250, and FB500 antennas use the Inmarsat FleetBroadband service to offer voice as well as high-speed Internet service. The TracPhone FB150, FB250, and FB500 are manufactured by Thrane & Thrane A/S of Denmark (acquired by Cobham) and distributed on an OEM basis by us in North America under our TracPhone brand and distributed in other markets on a non-exclusive basis.
Unlike mini-VSAT Broadband, where we control and sell the airtime, we purchase Inmarsat and Iridium airtime from a distributor and resell it to our customers.
Land Mobile
We design, manufacture, and sell a range of TracVision satellite TV antenna systems for use on a broad array of vehicles, including recreational vehicles, buses, conversion vans, and automobiles.
In the RV and bus markets, we offer TracVision satellite TV products, intended for both stationary and in-motion use. Our TracVision R1 delivers DIRECTV or DISH network service through a small 31.75-cm diameter dome. Our TracVision A9, introduced in January 2015 as a replacement for the DIRECTV-only TracVision A7, uses hybrid phased-array antenna technology to provide in-motion reception of satellite TV programming in the continental United States using either the DIRECTV or DISH Network services. The TracVision A9 stands approximately five inches high and mounts either to a vehicle’s roof rack or directly to the vehicle’s roof, making it practical for use aboard minivans, SUVs and other passenger vehicles. The TracVision A9 includes a mobile satellite television antenna and an IP-enabled TV hub for easy system configuration and control via Wi-Fi devices, such as an Apple iPhone or iPad. The TracVision A9 is also suitable for tall motor coaches and buses. Automotive customers subscribe to DIRECTV’s TOTAL CHOICE MOBILE satellite TV programming package, which is specifically promoted for automotive applications, or to DISH Network programming. Local channels and network programming are also available as an option for TracVision A9 users as a result of the system’s integrated GPS. At this time, we are the only company authorized by DIRECTV to sell, promote, and activate automotive users for the TOTAL CHOICE MOBILE programming package.
Airtime Services
In addition to our mobile satellite antenna hardware and software, we offer airtime plans that enable customers to obtain Internet and voice services. We offer a variety of rate plans that typically require an initial commitment of one or more years with a one-year auto-renewal feature. Prices for fixed rate plans vary depending on data speeds and include protocol restrictions, such as limiting those that stream video content. User speeds are also restricted but not stopped when users reach established data use thresholds. In addition, we offer multiple metered plans that are either billed monthly based on the data consumed without any application or protocol blocking or based on a monthly minimum data quota with the option to add more data for an incremental charge. The TracPhone V3 requires a metered plan while the TracPhone V7 and V11 can support any plan.

The high bandwidth offered by the Ku-band satellites also permits faster data rates than those supported by Inmarsat’s L-band satellites. TracPhone V7-IP and V11-IP customers may select service packages with Internet data connections offering ship-to-shore satellite data rates as fast as 1 megabit per second, or Mbps, and shore-to-ship satellite data rates as fast as 4 Mbps. The TracPhone V3-IP, due to its smaller dish diameter, offers ship-to-shore data rates as fast as 128 kilobits per second, or Kbps, and shore-to-ship satellite data rates as fast as 2 Mbps. In addition, subscriptions include Voice over Internet Protocol (VoIP) telephone services optimized for use over satellite connections. The TracPhone V7-IP and V11-IP can support two or more simultaneous calls while the TracPhone V3-IP can support one call at a time.
Our mini-VSAT Broadband network currently uses a combination of 21 Ku-band and three global C-band transponders on 16 satellites to provide coverage throughout the northern hemisphere and all of the major continents in the southern hemisphere. We currently offer our Ku-band mini-VSAT Broadband service in the Americas, Europe, the Middle East, Africa, Asia-Pacific, and Australian and New Zealand waters. It is our long-term plan to continue to invest in and enhance our mini-VSAT Broadband network. In May 2014, we more than doubled our mini-VSAT Broadband network capacity in Africa and in November 2014 we tripled our capacity in South America to address the rising satellite communication demands of the Brazilian offshore oil and gas industry, inland waterways, and other markets. Under the terms of our revenue sharing arrangement with ViaSat, these types of expansions position us to earn revenue not only from the maritime and land-based use of the mini-VSAT Broadband service but also from aeronautical applications that roam throughout our network.
Advanced Media & Services
We offer a variety of value-added services to our maritime customers as well as news content to our hotel customers and radio content to a small number of retail customers. The vast majority of these value-added services are subscription-based. We also off a variety of engineering and program management services to certain customers that purchase our guidance and stabilization products.
In May 2013, we acquired Headland Media Limited (now known as KVH Media Group), a media and entertainment service company based in the United Kingdom that distributes commercially licensed entertainment, including news, sports, music, and movies, to commercial and leisure customers in the maritime, hotel, and retail markets. Sales from KVH Media Group are included in our mobile broadband services sales. Our “news from home” digital newspaper service includes more than 60 daily newspapers in 14 languages that at the end of 2014 was delivered to more than 10,000 commercial ships, hotels, and cruise ships. The digital content can be printed onboard or viewed on a tablet, smartphone, or laptop. For movie content, we are an approved distributor of certain major Hollywood, Bollywood, and independent studios for licensed content that is often available before release to DVD. For television content, we are an approved distributor for certain major TV studios worldwide.
In July 2014, we acquired Videotel, a leading provider of high-quality training films and e-Learning services for the commercial maritime industry. Servicing over 11,500 vessels at the end of 2014, Videotel offers video, animation, e-Learning computer-based training (CBT) and interactive distance learning services. Certification and refresher courses are mandated by international regulations and, at the end of 2014, more than 100 million training hours of Videotel content had been delivered to over 250,000 registered crew members. Sales from Videotel are included in our mobile broadband service sales.
In late 2014, we launched a new content delivery service called IP-MobileCast. Content and data files are transmitted using a sophisticated multicast technology across our global satellite network to every vessel or mobile vehicle that has an active, compatible TracPhone V series or V-IP series terminal. The content is either stored on the terminal itself or on a KVH-supplied media server, which is required for digital rights managed content such as movies and Videotel content. This delivery mechanism reduces the amount of bandwidth required to transmit large files to a large population of customers. Before multicasting was possible, large data files were generally transmitted across satellite networks “on demand” or unicast, which consumes significant bandwidth. Moreover, copyright law requires permission from the rights holder for exhibitions of copyrighted film and television. Historically, studios have granted KVH Media Group permission to license non-theatrical exhibitions aboard ships. While traditionally we have licensed this content to commercial maritime customers through the distribution of DVDs, we have now automated the transmission of this type of entertainment via IP-MobileCast.
Customers that subscribe to one of our entertainment packages generally receive a variety of movie and television content that is cached locally onboard with unlimited onboard viewing for a year. We transmit 14 thirty-minute local “news from home” segments in a variety of languages on a daily basis, up to 20 movies a month plus daily sports and news clips and special programming such as the 2014 FIFA World CupTM.
We also offer a variety of operational services through IP-MobileCast. Subscribers to the Videotel training and e-Learning content can also receive new content over the IP-MobileCast network with TRAININGlink, whereby customers receive new content more frequently than once a year. As part of our CHARTlink service, we transmit electronic chart updates for ECDIS solution providers Transas and Jeppesen. For our FORECASTlink service, we transmit global forecasts and high-resolution weather data provided by AWT. Our charting and weather forecasting services provide critical content for voyage optimization.
In addition, we offer professional services for our VSAT products that include network design, installation of onboard TracPhone terminals and custom configuration of the CommBox based on customer requirements. These services are performed by our employees as well as a dealer network of certified engineers.
Guidance and Stabilization Products
We offer a portfolio of digital compass and fiber optic gyro (FOG)-based systems that address the rigorous requirements of military and commercial customers. Our systems provide reliable, easy-to-use and continuously available navigation and pointing data. Our guidance and stabilization products include our FOG-based inertial measurement units (IMUs) for precision guidance, FOGs for tactical navigation as well as pointing and stabilization systems, and digital compasses that provide accurate heading information for demanding applications.
Guidance and Stabilization
Our high-performance digital signal processing (DSP)-based FOG products use an all-fiber design that has no moving parts, resulting in an affordable combination of precision, accuracy, and durability. Our FOG products support a broad range of military applications, including stabilization of remote weapons stations, antennas, radar, optical devices, or turrets; image stabilization and synchronization for shoulder-or tripod-mounted weapon simulators; precision tactical navigation systems for military vehicles, and guidance for weapons and unmanned autonomous vehicles. Our FOG products are also used in numerous commercial products, such as navigation and positioning systems for various applications including precision mapping, dynamic surveying, autonomous vehicles, train location control and track geometry measurement systems, industrial robotics, and optical stabilization.
Our TG-6000 IMU is a guidance system that provides precise measurement of motion and acceleration in three dimensions. It uses a three-axis configuration of our FOGs integrated with three accelerometers. We believe that this configuration provides outstanding performance, high reliability, low maintenance and easy system integration. The TG-6000 IMU is a component in the U.S. Navy’s MK54 lightweight torpedo and is suitable for use in other applications that involve flight control, orientation, instrumentation, and navigation, such as unmanned aerial vehicles. The CG-5100, our first commercial-grade IMU, is suitable for a wide range of applications such as 3D augmented reality, mobile mapping, platform navigation, and GPS augmentation for unmanned vehicle programs, precise mapping, and imagery.
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
Our open-loop DSP-1750, DSP-3000, and DSP-4000 FOGs provide precision measurement of the rate and angle of a platform’s turning motion for significantly less cost than competing closed-loop gyros. These DSP-based products deliver performance superior to analog signal processing devices, which experience greater temperature-sensitive drift and rotation errors. Applications for these products include inertial measurement units, integrated navigation systems, attitude/heading/reference systems, and stabilization of antenna, radar, and optical equipment.
The DSP-1750, which we believe to be the world’s smallest high-performance FOG, is the first to use our E·Core ThinFiber® technology. This thin fiber, which is created at our Tinley Park, Illinois manufacturing facility, is only 170 microns in diameter, enabling longer lengths of fiber to be wound into smaller housings. Since the length of the fiber used in a FOG directly relates to gyro accuracy and performance, this technology enables us to produce smaller and more accurate gyros. The small size and weight of the DSP-1750 make it well suited for applications with size and weight restrictions, such as night vision and thermal imaging systems, aircraft-mounted gimbaled cameras for law enforcement and homeland security, and shipboard optical systems.
Our DSP-1760 single-axis and multi-axis FOGs offer improved performance and ease of integration relative to the DSP-1750. Many customers using our DSP-1750 single-axis and dual-axis FOGs also had requirements for packaged DSP-1750s. To address this demand, we introduced the DSP-1760 product line, consisting of packaged one, two, or three axes of FOGs, each with two different interface connector options.
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
Our 1750 IMU is an advanced 6-degrees-of-freedom sensor designed to integrate easily into the most demanding stabilization, pointing, and navigation applications. It offers enhanced performance at a lower cost than competing systems. The 1750 IMU marries the E·Core ThinFiber technology of our DSP-1750 FOGs with very low noise, solid state MEMS accelerometers to create a commercial-off-the-shelf IMU. In September 2014, we introduced our new 1775 IMU and 1725 IMU products to complement the 1750 IMU and provide customers with a range of choices for advanced 6-degrees-of-freedom sensors. The family of IMUs offers exceptional precision in a very small form factor, making them suitable for applications where space is limited, such as manned and unmanned commercial and defense platforms, optical equipment stabilization systems, pipeline inspection equipment, and autonomous vehicle control and navigation systems.
Tactical Navigation
Our TACNAV® tactical navigation product line employs digital compass sensors and KVH FOGs to offer vehicle-based navigation and pointing systems with a range of capabilities, including GPS backup and enhancement, vehicle position, hull azimuth and navigation displays. Because our digital compass products measure the earth’s magnetic field rather than detect satellite signals from the GPS, they are not susceptible to GPS jamming devices.
TACNAV systems vary in size and complexity to suit a wide range of vehicles. Our TACNAV Light is a low-cost, digital compass-based battlefield navigation system specifically designed for non-turreted vehicles, such as high mobility multi-wheeled vehicles (HMMWVs) and trucks. Our TACNAV TLS, a digital compass-based tactical navigation and targeting system, offers a FOG upgrade for enhanced accuracy designed for turreted vehicles, including reconnaissance vehicles, armored personnel carriers, and light armored vehicles. Our TACNAV II Fiber Optic Gyro Navigation system offers a compact design, continuous output of heading and pointing data, and a flexible architecture that allows it to function as either a stand-alone navigation module or as the central component of an expanded, multifunctional navigation system. In June 2014, we introduced our new TACNAV 3D product, which is FOG-based and provides full three dimensional navigation. The TACNAV 3D is fitted with an Iridium transceiver to transmit and receive vehicle position, waypoint, and target location to or from a command center or other vehicle. The system also allows messages to be received from battlefield management systems.
Our navigation systems function as standalone tools and also aggregate, integrate, and communicate critical information from a variety of on-board systems. TACNAV can receive data from systems such as the vehicle’s odometer, military and commercial GPS devices, laser rangefinders, turret angle indicators and laser warning systems. TACNAV can also output this data to an on-board computer for retransmission through the vehicle’s communications systems to a digital battlefield management application.
Our TACNAV digital compass products have been sold for use aboard U.S. Army, Marine Corps, and Navy vehicles as well as to many foreign countries, including Australia, the United Kingdom, Canada, Germany, Italy, New Zealand, Saudi Arabia, Spain, Sweden, Taiwan, Malaysia, and Switzerland. We believe that we are among the leading manufacturers of such systems. Our standard TACNAV products can be customized to our customers’ specifications. At customer request, we offer training and other services on a time-and-materials basis.
Value-Added Services
Our value-added services for the guidance and stabilization market include product repairs, engineering services provided under development contracts, and extended warranty sales.

Sales, Marketing and Support
Our sales, marketing and support efforts target markets that are substantial and require dedicated dealers and distributors to reach customers. These channels vary from time to time, but currently include targeted efforts to reach the commercial and leisure maritime markets; the RV, high-end automotive and bus markets; and the commercial, industrial, and government markets. We believe our brands are well known and well respected by customers within their respective niches. These brands include:

•	TracVision - satellite television systems for vessels and vehicles

•	TracPhone - two-way satellite communications systems

•	mini-VSAT Broadband - mobile satellite communications network

•	IP-MobileCast - content delivery service

•	NewsLink - maritime newspapers

•	Videotel - maritime training content and services

•	CommBox - network management hardware and software for maritime communications

•	TACNAV - tactical navigation systems for military vehicles

We sell our mobile satellite communications products directly and through an international network of independent retailers, chain stores and distributors, as well as to manufacturers of vessels and vehicles.
We sell entertainment media content directly through our KVH Media Group, headquartered in Leeds, England and our training and e-Learning content directly though our Videotel group, which is located in London, England, and Hong Kong.
Our European headquarters, which is located in Denmark, coordinates our sales, marketing, and support efforts for our mobile satellite communications products in Europe, the Middle East, and Africa. Asian (excluding Japanese) and Australia/New Zealand sales are managed through our offices located in Singapore. Japanese sales are managed through our offices in Japan. All international offices are managed under the oversight of our North American sales and marketing office. Standalone CommBox sales are managed by our Norwegian subsidiary in cooperation with members of our satellite sales teams in all offices worldwide. See Note 13 of the notes to our consolidated financial statements for information regarding our geographic segments.
We sell our guidance and stabilization products directly to U.S. and foreign governments and government contractors, as well as through an international network of authorized independent sales representatives. This network also sells our FOG products to commercial and industrial customers.
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
Our backlog for all products and services was approximately $27.3 million, $20.5 million, and $35.0 million on December 31, 2014, 2013, and 2012, respectively. As of December 31, 2014, our backlog was scheduled for fulfillment in 2015 except for $9.8 million scheduled for fulfillment in 2016 through 2019. The increase in backlog of $6.8 million from December 31, 2013 to December 31, 2014 was primarily the result of a $19.0 million TACNAV product and services contract with an international military customer for our new FOG-based tactical navigation system. The contract includes program management and engineering services expected to be delivered through 2017 and hardware shipments expected to be fulfilled in 2015 and 2016, as well as out-year support services to be provided as part of this order. The decrease in backlog of $14.5 million from December 31, 2012 to December 31, 2013 was primarily a result of the fulfillment of the order for TACNAV products and services received in June 2012 from SANG and decreased orders for FOGs, partially offset by additional TACNAV orders.
Backlog consists of orders evidenced by written agreements and specified delivery dates for customers who are acceptable credit risks. We do not include satellite connectivity or media content service sales in our backlog even though many of our satellite connectivity and media content customers have signed annual or multi-year service contracts providing for a fixed monthly fee. Military orders included in backlog are generally subject to cancellation for the convenience of the customer. When orders are canceled, we generally recover actual costs incurred through the date of cancellation and the costs resulting from termination. As of December 31, 2014, our backlog included approximately $22.4 million in orders that are subject to cancellation for convenience by the customer. Individual orders for guidance and stabilization products are often large and may require procurement of specialized long-lead components and allocation of manufacturing resources. The complexity of planning and executing larger orders generally requires customers to order well in advance of the required delivery date, resulting in backlog.
Intellectual Property
Our ability to compete effectively depends to a significant extent on our ability to protect our proprietary information. We rely primarily on patent, copyright and trade secret laws, confidentiality procedures, and licensing arrangements to protect our intellectual property rights. We own approximately 22 U.S. and foreign patents and have additional patent applications that are currently pending. We also register our trademarks in the United States and other key markets where we do business. Our patents will expire at various dates between June 2015 and July 2028. We enter into confidentiality agreements with our consultants, key employees, and sales representatives and maintain controls over access to and distribution of our technology, software, and other proprietary information. The steps we have taken to protect our technology may be inadequate to prevent others from using what we regard as our technology to compete with us.
We do not generally conduct exhaustive patent searches to determine whether the technology used in our products infringes patents held by third parties. In addition, product development is inherently uncertain in a rapidly evolving technological environment in which there may be numerous patent applications pending, many of which are confidential when filed, with regard to similar technologies.
From time to time, we have faced claims by third parties that our products or technologies infringe their patents or other intellectual property rights, and we may face similar claims in the future. Any claim of infringement could cause us to incur substantial costs defending against the claim, even if the claim is invalid, and could distract the attention of our management. If any of our products is found to violate third-party proprietary rights, we may be required to pay substantial damages. In addition, we may be required to re-engineer our products or seek to obtain licenses from third parties to continue to offer our products. Any efforts to re-engineer our products or obtain licenses on commercially reasonable terms may not be successful, which would prevent us from selling our products, and, in any case, could substantially increase our costs and have a material adverse effect on our business, financial condition, and results of operations.
Manufacturing
Manufacturing operations for our mobile satellite communications and navigation products consist of light manufacture, final assembly and testing. Manufacturing operations for our FOG products are more complex. We produce specialized optical fiber, FOG components and sensing coils and combine them with components purchased from outside vendors for assembly into finished goods. We own optical fiber drawing towers with which we produce the specialized optical fiber that we use in all of our FOG products. Excluding the CommBox product, which we manufacture in Norway, we manufacture, warehouse and distribute our mobile satellite communications products at our facilities in Middletown, Rhode Island. We manufacture our navigation and FOG products in our facility located in Tinley Park, Illinois.
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
For subscribers of the Videotel maritime safety video and computer-based training modules, we provide computer hardware preloaded with the content (“VOD kiosk”), which is updated annually by DVD.  We use two contract manufacturers in the United Kingdom to supply the VOD kiosks, which eliminates the dependence on one vendor.

Competition

We encounter significant competition in all of our markets, and we expect this competition to intensify in the future. Many of our primary competitors are well-established companies and some have substantially greater financial, managerial, technical, marketing, operational, and other resources than we do.

In the marine market for satellite TV equipment, we compete primarily with Intellian, Cobham SATCOM, Orbit Communication Systems, RayMarine (Intellian made), KNS, and Sea King (King Controls).

In the marine market for voice, fax, data, and Internet communications equipment, we compete primarily with Intellian, Cobham SATCOM, Orbit Communication Systems, Jotron AS, KNS Inc., Inmarsat, AddValue, and Iridium Satellite LLC.
In the marine market for voice, fax, data, and Internet services, we compete primarily with Inmarsat, Globalstar LP, and Iridium Satellite LLC. We also face competition from providers of marine satellite data services and maritime VSAT solutions, including Inmarsat (and its newly announced Global Xpress service, which Inmarsat expects to attain global coverage in 2015), Marlink, MTN/SeaMobile, Speedcast, CapRock, and Airbus Defense & Space.
In the market for land mobile satellite TV equipment, we compete primarily with King Controls and Winegard Company.
In the markets for media content, we compete primarily with Swank Motion Pictures and NewspaperDirect.
In the markets for safety and e-Learning content, we compete primarily with Seagull AS.
In the markets for mobile satellite communications technology, the principal competitive factors are product size, features, design, performance, reliability, and price. In the markets for airtime services, the principal competitive factors are geographic coverage, data speed, value-added services, and price. In the markets for media content, the principal competitive factors are license rights, distribution, and price.
In the guidance and stabilization markets, we compete primarily with Honeywell International Inc., Northrop Grumman Corporation, Goodrich Aerospace, IAI, Fizoptica, SAGEM, and Systron Donner Inertial. We believe the principal competitive factors in these markets are performance, size, reliability, durability, and price.
Research and Development
Focused investments in research and development are critical to our future growth and competitive position in the marketplace. Our research and development efforts are directly related to timely development of new and enhanced products and services that are central to our core business strategy. The industries in which we compete are subject to rapid technological developments, evolving industry standards, changes in customer requirements, and new product and service introductions and enhancements. As a result, our success depends in part upon our ability, on a cost-effective and timely basis, to continue to enhance our existing products and to develop and introduce new products and services that improve performance and meet customers’ operational and cost requirements. Our current research and development efforts include projects to achieve additional cost reductions in our products and the development of new products and services for our existing marine and land mobile communications markets, and navigation, guidance, and stabilization application markets. For example:

•
In May 2014, we launched our new TracVision TV-series, which replaced a number of the previous TracVision M-series antenna products with new features, including an IP-enabled control unit to allow access to system information from any Wi-Fi device.

•	In June 2014, we introduced our new TACNAV 3D product, which is FOG-based and provides full three-dimensional navigation.

•	In September 2014, we introduced our new 1775 IMU and 1725 IMU FOG products to complement the 1750 IMU and provide customers with a range of choices for advanced 6-degrees-of-freedom sensors.

•
In October 2014, we launched IP-MobileCast, a new content delivery service across our global satellite network. Content and data files are transmitted using a sophisticated multicast technology across our global satellite network to every vessel or mobile vehicle that has an active, compatible TracPhone V-series or V-IP-series terminal.

Our research and development activities consist of projects funded by us and projects funded with the assistance of customer-funded contract research. Our customer-funded research efforts are made up of contracts with defense and OEM customers, whose performance specifications are unique to their product applications. Defense and OEM research often results in new product offerings. We strive to be the first company to bring a new product to market, and we use our own funds to accelerate new product development efforts.
Government Regulation
Our manufacturing operations are subject to various laws governing the protection of the environment and our employees. These laws and regulations are subject to change, and any such change may require us to improve our technologies, incur expenditures, or both, in order to comply with such laws and regulations.

We are subject to compliance with the U.S. Export Administration Regulations. Some of our products have military or strategic applications and are on the Munitions List of the U.S. International Traffic in Arms Regulations. These products require an individual validated license to be exported to certain jurisdictions. The length of time involved in the licensing process varies and can result in delays of the shipping of the products. Sales of our products to either the U.S. government or its prime contractors are subject to the U.S. Federal Acquisition Regulations.
We are also subject to the laws and regulations of the U.S. and foreign jurisdictions in which we offer and sell our satellite communication products and services, including those of the European Union, Brazil, Norway, Singapore,a and Japan. These laws and regulations, as well as the interpretation and application of these laws and regulations, are subject to change and any such change may affect our ability to offer and sell existing and planned satellite communications products and services.
Employees
On December 31, 2014, we employed 523 full-time employees. We also employ part-time employees as well as temporary or contract personnel, when necessary, to provide short-term and/or specialized support for production and other functional projects.
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
Our revenues and results of operations have been and may continue to be adversely impacted by worldwide economic turmoil, credit tightening, high fuel prices, and associated declines in consumer spending.
Worldwide economic conditions have experienced significant turmoil over the last several years, including slower economic activity, tightened credit markets, inflation and deflation concerns, increased fuel prices, decreased consumer confidence, reduced corporate profits, reduced or canceled capital spending, adverse business conditions, and liquidity concerns. These conditions make it difficult for businesses, governments and consumers to accurately forecast and plan future activities. Many governments are experiencing significant deficits that have caused and may continue to cause them to curtail spending significantly and/or reallocate funds away from defense programs. There can be no assurances that government responses to the disruptions in the economy will remedy these problems. As a result of these and other factors, customers could continue to slow or suspend spending on our products and services. We may also incur increased credit losses and need to increase our allowance for doubtful accounts, which would have a negative impact on our earnings and financial condition.
We cannot predict the timing, duration, or ultimate impact of the turmoil in our markets. We expect our business to continue to be adversely impacted by this turmoil, particularly in Europe and South America.
Our financial performance is impacted by U.S. government contracts, which are subject to uncertain levels of funding and termination.
A reduction in sales to the U.S. government or its contractors, whether due to lack of funding, for convenience or otherwise, or the occurrence of delays, could negatively impact our results of operations and financial condition. For example, in recent years, we had historically sold a substantial portion of our FOG systems to a U.S. government contractor for the U.S. Army’s CROWS III program. However, during 2014, we recorded only $2.5 million in FOG sales under the CROWS III program. We currently have no expectation that FOG sales under this program will show any improvement from such a level in the near future, and as a result we do not anticipate that this program will significantly contribute to our FOG sales in 2015 or future years, as it did for previous fiscal years.
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

We must generate a certain level of sales of the TracPhone V-series products and our mini-VSAT Broadband service in order to maintain or improve our service gross margins.
As a result of our mini-VSAT Broadband network infrastructure, our cost of service sales includes certain fixed costs that do not generally vary with the volume of service sales, and we have almost no ability to reduce these fixed costs in the short term. These fixed costs have increased significantly each year as we have further expanded our network to accommodate additional subscriber demand and/or coverage areas, and we expect that this trend will continue in 2015 and beyond. If sales of our TracPhone V-series products and the mini-VSAT Broadband service do not generate the level of revenue that we expect or decline, our service gross margins may decline. As our market share has increased, we have also experienced a general increase in customer termination rates and lower unit sales of our mobile communications hardware, both in the United States and Europe. The failure to improve our mini-VSAT Broadband service gross margins would have a material adverse effect on our overall profitability.
Competition may limit our ability to sell our mobile communications products and services and guidance and stabilization products.
The mobile communications markets and defense navigation, guidance and stabilization markets in which we participate are very competitive, and we expect this competition to persist and intensify in the future. We may not be able to compete successfully against current and future competitors, which could impair our ability to sell our products. For example, improvements in the performance of lower cost gyros by competitors could potentially jeopardize sales of our FOGs. As our market share in the mobile satellite communications market has grown, competition has intensified significantly, most notably from companies that seek to compete primarily on price. These companies may continue to implement price reductions and discounts for both products and services, which may require us to reduce our prices or offer discounts in order to maintain or increase our market share. We anticipate that this trend of substantial competition will continue.
In the marine market for satellite TV equipment, we compete primarily with Intellian, Cobham SATCOM, Orbit Communication Systems, RayMarine (Intellian made), KNS, and Sea King (King Controls).
In the marine market for voice, fax, data, and Internet communications equipment, we compete primarily with Intellian, Cobham SATCOM, Orbit Communication Systems, Jotron AS, KNS Inc., Inmarsat, AddValue, and Iridium Satellite LLC.
In the marine market for voice, fax, data, and Internet services, we compete primarily with Inmarsat, Globalstar LP, and Iridium Satellite LLC. We also face competition from providers of marine satellite data services and maritime VSAT solutions, including Inmarsat (and its newly announced Global Xpress service, which Inmarsat expects to attain global coverage in 2015), Marlink, MTN/SeaMobile, Speedcast, CapRock, and Airbus Defense & Space. We believe that certain customers have deferred purchase decisions in anticipation of the Global Xpress rollout, which is reducing demand in this market.
In the market for land mobile satellite TV equipment, we compete primarily with King Controls and Winegard Company.
In the markets for media content, the KVH Media Group competes primarily with Swank Motion Pictures and NewspaperDirect, and Videotel competes with Seagull AS.
In the guidance and stabilization markets, we compete primarily with Honeywell International Inc., Northrop Grumman Corporation, Goodrich Aerospace, IAI, Fizoptica, SAGEM, and Systron Donner Inertial.
Among the factors that may affect our ability to compete in our markets are the following:

•
many of our primary competitors are well-established companies that generally have substantially greater financial, managerial, technical, marketing, personnel and other resources than we do, which help them to compete more effectively in the market for mobile broadband solutions for larger fleets of vessels;

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
Our TracPhone V3 and V7 systems offer customers a range of benefits due to their integrated design, hardware costs that are lower than existing maritime Ku-band VSAT systems, and spread spectrum technology. We currently compete against companies that offer established maritime Ku-band VSAT service using, in some cases, antennas 1-meter in diameter or larger. While we are unaware of any company offering a 37-cm VSAT solution comparable to our TracPhone V3, we are encountering regional competition from companies offering 60-cm VSAT systems and services, which are comparable in size to our TracPhone V7. Likewise, our TracPhone V11, at 1.1-meter in diameter, is approximately 85% smaller and lighter than competing C-band maritime VSAT systems, which uses antennas in excess of 2.4-meters in diameter to provide similar global services. We are unaware of any competitor currently offering a similar size solution for global C-band coverage, but any introduction of such a product could adversely impact our success. In addition, other companies could replicate some of the distinguishing features of our TracPhone V-series products, which could potentially reduce the appeal of our solution, increase price competition, and adversely affect sales. For example, Inmarsat has announced a new global Ka-band mobile VSAT service called Global Xpress which they claim will be faster and have a lower price per megabit than existing Ku-band services that might adversely impact sales of KVH’s mini-VSAT Broadband service and related equipment. Moreover, consumers may choose other services such as FleetBroadband or Iridium OpenPort for their service coverage and potentially lower hardware costs despite higher service costs and slower data rates.
If we are unable to improve our existing mobile communications and guidance and stabilization products and services and develop new, innovative products and services, our sales and market share may decline.
The markets for mobile communications products and services and guidance and stabilization products and services are each characterized by rapid technological change, frequent new product innovations, changes in customer requirements and expectations, and evolving industry standards. If we fail to make innovations in our existing products and services and reduce the costs of our products and services in a timely way, our market share may decline. For example, the introductions of our new TracVision TV-series antennas and our new IP-MobileCast service occurred later than we had anticipated, which we believe led certain customers to purchase competing products. Products or services using new technologies, or emerging industry standards, could render our products and services obsolete. If our competitors successfully introduce new or enhanced products or services that eliminate technological advantages our products or services may have in a market or otherwise outperform our products or services, or are perceived by consumers as doing so, we may be unable to compete successfully in the markets affected by these changes.
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
Declining oil prices may adversely affect our revenues and profitability.
Customers of our mobile satellite business include shipping companies that participate in, or are dependent upon, the oil industry. Recent declines in worldwide oil prices have hurt the financial performance of companies in this sector of the economy, and as a result they are seeking to reduce expenditures and increasing pressure on their suppliers to reduce prices. These trends could continue to limit or reduce demand for our satellite antenna products and airtime services from companies in this sector, which could adversely affect our revenues and profitability.
We could derive an increasing portion of our revenues from commercial leases of mobile communications equipment, rather than sales, which could increase our credit and collection risk.
We are actively seeking to increase revenues from the commercial markets for our mini-VSAT Broadband service, particularly shipping companies and other companies that deploy a fleet of vessels. In marketing this service, we offer leasing arrangements for the TracPhone antennas to both commercial and leisure customers. If commercial leases become increasingly popular with our customers, we could face increased risks of default under those leases. Defaults could increase our costs of collection (including costs of retrieving or abandoning leased equipment) and reduce the amount we collect from customers, which could harm our results of operations. Moreover, fleet sales are likely to be less common than, and perhaps substantially larger than, our typical orders, which could lead to increased variability in our quarterly revenues and gross margin realization.
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

These factors can cause substantial fluctuations in sales of our TACNAV and FOG products from period to period. For example, sales of our FOG products decreased $5.5 million, or 23%, from 2013 to 2014. Similarly, TACNAV service sales decreased $6.5 million, or 63%, from 2013 to 2014. However, in October 2014, we received a $19.0 million TACNAV product and services contract with an international military customer which include program management and engineering services expected to be delivered through 2017 and hardware shipments expected to be fulfilled in 2015 and 2016, as well as out-year support services to be provided as part of this order. Sales of our TACNAV products increased $0.5 million, or 3%, from 2013 to 2014. In November 2014, we received a $4.3 million TACNAV product order with an international military customer for which shipments were completed in the fourth quarter of 2014. These large orders contribute to the unpredictability of our revenues from period to period. The U.S. government may change defense spending priorities at any time. Moreover, government customers and their contractors can generally cancel orders for our products for convenience or decline to exercise previously disclosed contract options. Even under firm orders with government customers, funding must often be appropriated in the budget process in order for the government to complete the contract. The cancellation of or failure to fund orders for our products could further reduce our net sales and results of operations.

Sales of our FOG systems and TACNAV products generally consist of a few large orders, and the delay or cancellation of a single order could substantially reduce our net sales.

KVH products sold to customers in the defense industry are purchased through orders that can generally range in size from several hundred thousand dollars to more than one million dollars. For example, we received orders for TACNAV products and services of $4.3 million, $19.0 million, $5.2 million, $7.2 million, $35.6 million, and $2.8 million in November 2014, October 2014, May 2014, January 2013, September 2012, and September 2012, respectively. Orders of this size are often unpredictable and difficult to replicate. As a result, the delay or cancellation of a single order could materially reduce our net sales and results of operations. We periodically experience repeated and unanticipated delays in defense orders, which make our revenues and operating results less predictable. Because our guidance and stabilization products typically have relatively higher product gross margins than our mobile communications products, the loss of an order for guidance and stabilization products could have a disproportionately adverse effect on our results of operations.

Only a few customers account for a substantial portion of our guidance and stabilization revenues, and the loss of any of these customers could substantially reduce our net sales.
We derive a significant portion of our guidance and stabilization revenues from a small number of customers, many of whom are contractors for the U.S. government. For example, in 2013, one customer accounted for 12% of our total sales. In October 2014, we received a $19.0 million TACNAV product and services contract with an international military customer which include program management and engineering services expected to be delivered through 2017 and hardware shipments expected to be fulfilled in 2015 and 2016 as well as out-year support services to be provided as part of this order. The loss of business from any of these customers could substantially reduce our net sales and results of operations and could seriously harm our business. Since we are often awarded a contract as a subcontractor to a major defense supplier that is engaged in a competitive bidding process as prime contractor for a major weapons procurement program, our revenues depend significantly on the success of the prime contractors with which we align ourselves.
Commercial sales of our guidance and stabilization products are unpredictable.
Increased commercial sales of our guidance and stabilization products are making it more difficult to predict our future revenues. We have been marketing our guidance and stabilization products, particularly our FOGs, to original equipment manufacturers for incorporation into commercial products, such as navigation and positioning systems for various applications, including precision mapping, dynamic surveying, autonomous vehicles, train location control and track geometry measurement systems, industrial robotics, and optical stabilization. Because we sell these products to original equipment manufacturers rather than end-users, we have less information about market trends and other developments affecting the buying patterns of end-users and, as a result, may be unable to forecast demand for these products accurately. Sales of FOGs for commercial applications increased from 2013 to 2014; however, sales can significantly increase or decrease quarter-to-quarter due to the customer mix. Moreover, sales of these products for commercial applications depend on the success of our customers’ products, and any decline in sales of our customers’ products would reduce demand for our products.
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
Factors such as high fuel prices, tight credit, environmental protection laws and ongoing low levels of consumer confidence can materially and adversely affect sales of larger vehicles and vessels for which our mobile satellite TV products are designed. Many customers finance their purchases of these vehicles and vessels, and tightened credit availability can reduce demand for both these vehicles and vessels and our mobile satellite TV products. Moreover, in the current credit markets, financing for these purchases has sometimes been unavailable or more difficult to obtain. The increased cost of operating these vehicles and vessels can adversely affect demand for our mobile satellite TV products. Recent declines in oil prices may not result in any material increase in demand.
Our business has substantial indebtedness, which could restrict our business opportunities.
We currently have, and will likely continue to have, a substantial amount of indebtedness. Our indebtedness could, among other things, make it more difficult for us to satisfy our debt obligations, require us to use a large portion of our cash flow from operations to repay and service our debt or otherwise create liquidity problems, limit our flexibility to adjust to market conditions, place us at a competitive disadvantage and expose us to interest rate fluctuations. As of December 31, 2014, we had total debt outstanding of $70.9 million, which included $63.8 million in aggregate principal amount of indebtedness outstanding under our term note that we entered into on July 1, 2014.
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
Certain agreements governing our indebtedness contain cross-default provisions whereby a default under one agreement could result in a default and acceleration of our repayment obligations under other agreements. If a cross-default were to occur, we may not be able to pay our debts or borrow sufficient funds to refinance them. Even if new financing were available, it may not be available on acceptable terms. If some or all of our indebtedness is in default for any reason, our business, financial condition, and results of operations could be materially and adversely affected.
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
Our mini-VSAT Broadband service relies on spread spectrum technology developed with ViaSat, Inc., for use with satellite capacity controlled by SES, Eutelsat, Sky Perfect-JSAT, Telesat, Echostar, Intelsat and Star One. Our TracPhone two-way broadband satellite terminals combine our stabilized antenna technology with ViaSat’s ArcLight spread spectrum mobile broadband technology, along with ViaSat’s ArcLight spread spectrum modem. The ArcLight technology is also integrated within the satellite hubs that support this service. Sales of the TracPhone V-series products and our mini-VSAT Broadband service could be disrupted if we fail to receive approval from regulatory authorities to provide our spread spectrum service in the waters of various countries where our customers operate or if there are issues with the availability of the ArcLight maritime modems. Moreover, over the course of our ten-year agreement with ViaSat, which expires in 2018, satellite communications technology may continue to evolve, which could reduce the relative attractiveness of the technology we currently offer, and our technology may cease to be compatible with changes in satellite service offerings. If we were to seek to, or required to, transition to any new technology, we may encounter technological challenges, increased expenses, customer dissatisfaction, inventory obsolescence, interruptions in supply, disruptions in current relationships or arrangements and unforeseen obstacles, any of which could have a material adverse effect on our mobile satellite business, revenues and profitability.
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
We obtain many key components for our products from third-party suppliers, and in some cases we use a single or a limited number of suppliers. Any interruption in supply could impair our ability to deliver our products until we identify and qualify a new source of supply, which could take several weeks, months or longer and could increase our costs significantly. Suppliers might change or discontinue key components, which could require us to modify our product designs. For example, in the past, we have experienced changes in the chemicals used to coat our optical fiber, which changed its characteristics and thereby necessitated design modifications. Department of Defense regulations requiring government contractors to implement processes to avoid counterfeit parts may require us to find new sources of materials or components if the current supplier cannot meet the requirements. In general, we do not have written long-term supply agreements with our suppliers but instead purchase components through purchase orders, which expose us to potential price increases and termination of supply without notice or recourse. It is generally not our practice to carry significant inventories of product components, and this could magnify the impact of the loss of a supplier. If we are required to use a new source of materials or components, it could also result in unexpected manufacturing difficulties and could affect product performance and reliability. In addition, from time to time, lead times for certain components can increase significantly due to imbalances in overall market supply and demand. This, in turn, could limit our ability to satisfy the demand for certain of our products on a timely basis and could result in some customer orders being rescheduled or canceled.

We may continue to increase the use of international suppliers to source components for our manufacturing operations, which could disrupt our business.
Although we have historically manufactured and sourced raw materials for the majority of our products domestically, in order for us to compete with lower priced competing products while also improving our profitability, in some instances we have found it desirable to source raw materials and manufactured components and assemblies from Europe, Asia, and South America. Reliance on foreign manufacturing and/or raw material supply has lengthened our supply chain and increased the risk that a disruption in that supply chain could have a material adverse effect on our operations and financial performance.
Adverse economic conditions could result in financial difficulties or bankruptcy for any of our suppliers, which could adversely affect our business and results of operations.
The significant downturn in worldwide economic conditions and credit tightening could present challenges to our suppliers, which could result in disruptions to our business, increase our costs, delay shipment of our products or delivery of services, and impair our ability to generate and recognize revenue. To address their own business challenges, our suppliers may increase prices, reduce the availability of credit, require deposits or advance payments or take other actions that may impose a burden on us.
They may also reduce production capacity, slow or delay delivery of products, face challenges meeting our specifications or otherwise fail to meet our requirements. In some cases, our suppliers may face bankruptcy. We may be required to identify, qualify, and engage new suppliers, which would require time and the attention of management. Any of these events could impair our ability to deliver our products and services to customers in a timely and cost-effective manner, cause us to breach our contractual commitments or result in the loss of customers.
Our media and entertainment business relies on licensing arrangements with content providers, and the loss of or changes in those arrangements could adversely affect our business.
We distribute premium news, sports, movies, and music content for commercial and leisure customers in the maritime, hotel, and retail markets. We do not generate this content but instead license the content from third parties on a non-exclusive basis. We do not have long-term license agreements with any content provider. Accordingly, any content provider could terminate our existing arrangements with little or no advance notice or could adversely modify the terms of the arrangement, including potential price increases. Further, the licenses we obtain are limited in scope, and any violation of the terms of a license could expose us to liability for copyright infringement. We pay license fees that are based in part on the revenue we generate from sublicenses, and our licensors generally have the right to audit our records to determine whether we have paid all necessary license fees. Failure to pay required license fees could result in termination of our license rights, penalties, or damages. The loss of content could adversely affect the attractiveness of our media and entertainment offerings, which could adversely affect our revenues. Any increase in the cost of content could reduce the profitability of these offerings.
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
Historically, sales to customers outside the United States have accounted for a significant portion of our net sales, and our acquisitions of Videotel in July 2014 and Headland Media Limited (now known as the KVH Media Group) in May 2013 increased our sales in new foreign markets. We derived 33%, 37%, and 39% of our revenues in 2012, 2013, and 2014, respectively, from sales to customers outside the United States. We have foreign sales offices in Denmark, the United Kingdom, Singapore, Hong Kong, Japan, Norway, and Cyprus, as well as a subsidiary in Brazil that manages local sales. However, aside from these international sales offices, substantially all of our personnel and operations, particularly for our mobile satellite communications equipment business and our guidance and stabilization business, are located in the United States. Our limited operations in foreign countries may impair our ability to compete successfully in international markets and to meet the service and support needs of our customers in countries where we have little to no infrastructure. We are subject to a number of risks associated with our international business activities, which may increase our costs and require significant management attention. Our acquisitions of Videotel and Headland Media Limited (now known as KVH Media Group) have augmented these risks. These risks include:

•	technical challenges we may face in adapting our mobile communications products to function with different satellite services and technology in use in various regions around the world;

•	satisfaction of international regulatory requirements and delays and costs associated with procurement of any necessary licenses or permits;

•	the potential unavailability of content licenses covering international waters and foreign locations;

•	restrictions on the sale of certain guidance and stabilization products to foreign military and government customers;

•	increased costs of providing customer support in multiple languages;

•	increased costs of managing operations that are international in scope;

•	potentially adverse tax consequences, including restrictions on the repatriation of earnings;

•	protectionist laws and business practices that favor local competitors, which could slow our growth in international markets;

•	potentially longer sales cycles, which could slow our revenue growth from international sales;

•	potentially longer accounts receivable payment cycles and difficulties in collecting accounts receivable; and

•	economic and political instability in some international markets.

Changes in foreign currency exchange rates may negatively affect our financial condition and results of operations.
Because of the scope of our foreign sales and foreign operations, we face significant exposure to movements in exchange rates for foreign currencies, particularly the British pound sterling and the euro. In recent months, the U.S. dollar has generally strengthened against relevant foreign currencies, which reduces our revenues reported in U.S. dollars and reduces the reported value of our assets in foreign countries. Moreover, certain of our products and services are sold internationally in U.S. dollars; as the U.S. dollar strengthens, the relative cost of these products and services to customers located in foreign countries increases, which adversely affects sales. In addition, most of our financial obligations, including payments under our outstanding debt obligations, must be satisfied in U.S. dollars. Our exposures to changes in foreign currency exchange rates may change over time as our business practices evolve and could result in increased costs or reduced revenue and could adversely affect our cash flow. Changes in the relative values of currencies occur regularly and may have a significant impact on our operating results. We cannot predict with any certainty changes in foreign currency exchange rates or the degree to which we can cost-effectively mitigate this exposure.
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
We evaluate strategic acquisition opportunities to acquire other businesses as they arise, such as our acquisitions of Videotel in July 2014 and Headland Media Limited (now known as the KVH Media Group) in May 2013. The expenses we incur evaluating and pursuing these and other such acquisitions could have a material adverse effect on our results of operations. For example, during 2014, we incurred significant expenses related to the acquisition of Videotel. If we acquire a business, we may be unable to manage it profitably or successfully integrate its operations with our own. Moreover, we may be unable to realize the strategic, financial, operational and other benefits we anticipate from any acquisition, and any acquisition may increase our overall operating expenses. Competition for acquisition opportunities could increase the price we pay for businesses we acquire and could reduce the number of potential acquisition targets. Further, our approach to acquisitions may involve a number of special financial and business risks, such as:

•	entry into new and unfamiliar lines of business or markets, which may present challenges or risks that we did not anticipate;

•	increased expenses associated with the amortization of acquired intangible assets;

•	increased exposure to fluctuations in foreign currency exchange rates;

•	charges related to any potential acquisition from which we may withdraw;

•	diversion of our management’s time, attention, and resources;

•	loss of key acquired personnel;

•	increased costs to improve or coordinate managerial, operational, financial, and administrative systems, including compliance with the Sarbanes-Oxley Act of 2002;

•	dilutive issuances of equity securities;

•	the assumption of legal liabilities; and

•	losses arising from impairment charges associated with goodwill or intangible assets.

For example, we are incurring additional expenses to implement internal control over financial reporting appropriate for a public company at Videotel, which previously operated as a private company not subject to U.S. generally accepted accounting principles.

If we cannot effectively manage changes in our rate of growth, our business may suffer.
We have previously expanded our operations to pursue existing and potential market opportunities, and we are continuing to expand our international operations. For example, we opened a new sales office in Japan in 2012 to service local customers, and we expanded our service offerings through the acquisitions of Videotel and Headland Media Limited (now known as the KVH Media Group) in 2014 and 2013, respectively. This growth has placed a strain on our personnel, management, financial and other resources and has increased our operating expenses. If any portion of our business grows more rapidly than we anticipate and we fail to manage that growth properly, we may incur unnecessary expenses, and the efficiency of our operations may decline. If we are unable to adjust our operating expenses on a timely basis in response to changes in revenue cycles, our results of operations may be harmed. To manage changes in our rate of growth effectively, we must, among other things:

•	match our manufacturing facilities and capacity to demand for our products and services in a timely manner;

•	secure appropriate satellite capacity to match changes in demand for airtime services in a timely manner;

•	successfully attract, train, motivate and manage appropriate numbers of employees for manufacturing, sales and customer support activities;

•	effectively manage our inventory and working capital;

•	maintain the efficiencies within our operating, administrative, financial and accounting systems; and

•	ensure that our procedures and internal controls are revised and updated to remain appropriate for the size and scale of our business operations.

We identified material weaknesses in our internal control over financial reporting as of December 31, 2014, and the occurrence of these or any other material weaknesses could have a material adverse effect on our ability to report accurate financial information in a timely manner.
Our management recently concluded that, as described under the heading “Item 9A. Controls and Procedures,” we had material weaknesses in internal control over financial reporting as of December 31, 2014 and therefore did not maintain effective internal control over financial reporting or effective disclosure controls and procedures, both of which are requirements of the Securities Exchange Act of 1934, as of that date. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses related to guidance and stabilization contracts where revenue is recognized on a bill and hold basis, the accounting for income taxes and the accounting for multiple-element lease transactions. Although we concluded that no issued financial statement was material misstated, it is possible that the internal controls in place on that date would not have detected a material misstatement had one been present. In any event, the existence of the material weakness prevented us from filing this annual report on Form10-K on or before its due date. We are taking steps to remediate the material weaknesses. However, the remedial measures we are taking may not be adequate to prevent future misstatements or avoid other control deficiencies or material weaknesses. The effectiveness of our internal control over financial reporting is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the soundness of our systems, the possibility of human error, and the risk of fraud. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and the risk that the degree of compliance with policies or procedures may deteriorate over time. Because of these limitations, there can be no assurance that any system of or internal control over financial reporting will be successful in preventing all errors or fraud or in making all material information known in a timely manner to the appropriate levels of management. As a result, it is possible that our financial statements will not comply with generally accepted accounting principles, will contain a material misstatement or will not be available on a timely basis, any of which could cause investors to lose confidence in us and lead to, among other things, unanticipated legal, accounting and other expenses, delays in filing required financial disclosures, enforcement actions by government authorities, fines, penalties, the delisting of our common stock and liabilities arising from stockholder litigation.
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
Our ability to compete depends significantly upon our patents, copyrights, source code, and other proprietary technology. The steps we have taken to protect our technology may be inadequate to prevent others from using what we regard as our technology to compete with us. Our patents could expire or be challenged, invalidated or circumvented, and the rights we have under our patents could provide no competitive advantages. Existing trade secret, copyright, and trademark laws offer only limited protection. Customers or others with access to our proprietary or licensed media content could copy that content without permission or otherwise violate the terms of our customer agreements, which would adversely affect our revenues and could impair our relationships with content providers. In addition, the laws of some foreign countries do not protect our proprietary technology to the same extent as the laws of the United States, which could increase the likelihood of misappropriation. Furthermore, other companies could independently develop similar or superior technology without violating our intellectual property rights. Any misappropriation of our technology or the development of competing technology could seriously harm our competitive position, which could lead to a substantial reduction in net sales.
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
Cybersecurity breaches could expose us to liability, damage our reputation, and require us to incur significant costs or otherwise adversely affect our financial results.
We retain sensitive data, including intellectual property, proprietary business information, personally identifiable information, credit card information, and usage data of our employees and customers on our computer networks. Although we take certain protective measures and endeavor to modify them as circumstances warrant, invasive technologies, and techniques continue to evolve rapidly, and our computer systems, software and networks are vulnerable to unauthorized access, misuse, erasure, alteration, employee error, phishing, computer viruses or other malicious code, and other events that could have a security impact. Any security breach may compromise information stored on our networks and may result in significant data losses or theft of our, our customers', our business partners' or our employees' sensitive information.
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
Our Crewtoo social network exposes us to potential liability.
We operate the Crewtoo social network, which permits users to chat, post photos and other content, and engage in other social interactions. As a result, we may be exposed to claims of copyright infringement, trademark infringement, defamation, privacy violations or other unlawful conduct. The Digital Millennium Copyright Act, or DMCA, is intended in part to limit the liability of eligible online service providers for caching, hosting, listing, or linking to user content or third-party websites that include materials that give rise to copyright infringement. Portions of the Communications Decency Act, or CDA, are intended to provide statutory protections to online service providers who distribute third-party content. We rely on the protections provided by both the DMCA and the CDA in conducting our business, but the scope of this protection is uncertain and similar protections are not available in all jurisdictions where we may face liability. Further, we may be adversely impacted by future legislation or future judicial decisions altering available protection from liability. Other laws, such as the Providing Resources,

Officers, and Technology to Eradicate Cyber Threats to Our Children Act of 2008, impose certain reporting obligations and restrictions on data collection on us, and we may face liability if we fail to make necessary reports or if we collect information unlawfully.
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
We have at times experienced significant fluctuations in our net sales and results of operations from one quarter to the next. Our future net sales and results of operations could vary significantly from quarter to quarter due to a number of factors, many of which are outside our control. Accordingly, you should not rely on quarter-to-quarter comparisons of our results of operations as an indication of future performance. It is possible that our net sales or results of operations in a quarter will fall below the expectations of securities analysts or investors. If this occurs, the market price of our common stock could fall significantly. Our results of operations in any quarter can fluctuate for many reasons, including:

•	changes in demand for our mobile communications products and services and guidance and stabilization products and services;

•	the timing and size of individual orders from military customers;

•	the mix of products and services we sell, including the mix of fixed rate and metered contracts for airtime services;

•	our ability to manufacture, test and deliver products in a timely and cost-effective manner, including the availability and timely delivery of components and subassemblies from our suppliers;

•	our success in winning competitions for orders;

•	the timing of new product introductions by us or our competitors;

•	expenses incurred in pursuing acquisitions;

•	expenses incurred in expanding our mini-VSAT Broadband network;

•	market and competitive pricing pressures;

•	unanticipated charges or expenses, such as increases in warranty claims;

•	general economic climate; and

•	seasonality of pleasure boat and recreational vehicle usage.

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

Our stock price has historically been volatile. During the period from January 1, 2013 to December 31, 2014, the trading price of our common stock ranged from $10.87 to $15.00. Many factors may cause the market price of our common stock to fluctuate, including:

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
We are subject to the SEC's new disclosure requirements for public companies that manufacture, or contract to manufacture, products for which certain minerals and their derivatives, namely tin, tantalum, tungsten and gold, known as “conflict minerals,” are necessary to the functionality or production of those products. These regulations require us to determine which of our products contain conflict minerals and, if so, to perform an extensive inquiry into our supply chain in an effort to determine whether or not such conflict minerals originate from the Democratic Republic of Congo, or DRC, or an adjoining country. We expect to incur additional costs to comply with these disclosure requirements, including costs related to determining the source of any of the relevant minerals used in our products, which will adversely affect our results of operations. Because our supply chain is complex, the country of origin inquiry and due diligence procedures that we implement may not enable us to ascertain the origins of any conflict minerals that we use or determine that these minerals did not originate from the DRC or an adjoining country, which may harm our reputation. In the conflict minerals report that we filed in 2014, we concluded that the origins of the relevant conflict minerals we used in 2013 were “DRC conflict undeterminable,” as a result of which we were not required to obtain an independent private sector audit of our conflict minerals report. The rules permitting issuers to report that the origins of the conflict minerals they use are “DRC conflict undeterminable” are temporary and will apply to us only for our next conflict minerals report due in May 2015, after which we expect that the expenses of preparing our conflict minerals report and obtaining a private sector audit will increase. We may also face difficulties in satisfying customers who may require that our products be certified as DRC conflict-free, which could harm our relationships with these customers and lead to a loss of revenue. These new requirements could also have the effect of limiting the pool of suppliers from which we source these minerals, and we may be unable to obtain conflict-free minerals at competitive prices, which could increase our costs and adversely affect our manufacturing operations and our profitability.
Our charter and by-laws and Delaware law may deter takeovers.

Our certificate of incorporation, by-laws and Delaware law contain provisions that could have an anti-takeover effect and discourage, delay or prevent a change in control or an acquisition that many stockholders may find attractive. These provisions may also discourage proxy contests and make it more difficult for our stockholders to take some corporate actions, including the election of directors. These provisions relate to:

•	the ability of our Board of Directors to issue preferred stock, and determine its terms, without a stockholder vote;

•	the classification of our Board of Directors, which effectively prevents stockholders from electing a majority of the directors at any one annual meeting of stockholders;

•	the limitation that directors may be removed only for cause by the affirmative vote of the holders of two-thirds of our shares of capital stock entitled to vote;

•	the prohibition against stockholder actions by written consent;

•	the inability of stockholders to call a special meeting of stockholders; and

•	advance notice requirements for stockholder proposals and director nominations.

ITEM 1B.	Unresolved Staff Comments
None.

ITEM 2.	Properties
The following table provides information about our facilities as of December 31, 2014.

Location	Type	Principal Uses	Approximate Square Footage	Ownership	Lease Expiration
Middletown, Rhode Island	Office	Corporate headquarters, research and development, sales and service, marketing and administration	75,000	Owned	—
Middletown, Rhode Island	Plant and warehouse	Manufacturing and warehousing (mobile communications products)	75,300	Owned	—
Tinley Park, Illinois	Plant and warehouse	Manufacturing, warehousing, research and development (guidance and stabilization products)	101,000	Owned	—
Kokkedal, Denmark	Office and warehouse	European headquarters, sales, marketing and support	11,000	Leased	June 2015
Horten, Norway	Office	Research and development, sales, marketing and support	4,400	Leased	December 2018
Singapore	Office	Asian headquarters, sales office	2,000	Leased	April 2016
Leeds, UK	Office	Audio/video production, sales and support	2,700	Leased	April 2018
Liverpool, UK	Office	Maritime sales, news production, marketing and support	3,400	Leased	June 2023
Liverpool, UK	Office	Sales	1,292	Leased	June 2023
London, UK	Office	General office	1,801	Leased	August 2019
London, UK	Office and production	Production and general office	1,788	Leased	August 2019
London, UK	Office and production	Sales, production, and general office	1,907	Leased	August 2019
London, UK	Office and warehouse	Dispatch and office	1,813	Leased	August 2019

ITEM 3.	Legal Proceedings
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
Market Information. Our common stock trades on the NASDAQ Global Market under the symbol “KVHI.” The following table provides, for the periods indicated, the high and low sale prices for our common stock as reported on the NASDAQ Global Market.

	High	Low
Year Ended December 31, 2014:
First quarter	$14.42	$12.35
Second quarter	13.79	12.70
Third quarter	14.25	11.28
Fourth quarter	13.44	10.87
Year Ended December 31, 2013:
First quarter	$15.00	$11.98
Second quarter	13.89	12.11
Third quarter	14.62	12.66
Fourth quarter	14.27	12.71
Stockholders. As of March 13, 2015, we had 92 holders of record of our common stock. This number does not include stockholders for whom shares were held in a nominee or “street” name.
Dividends. We have never declared or paid cash dividends on our capital stock, and we have no plan to pay any cash dividends in the foreseeable future. We currently intend to retain any future earnings to finance our operations and future growth. In addition, the terms of our senior credit agreement, which we entered into in July 2014, place restrictions on our ability to pay cash dividends on our common stock.
Issuer Purchases of Equity Securities. On November 26, 2008, our Board of Directors authorized a program to repurchase up to one million shares of our common stock. The repurchase program is funded using our existing cash, cash equivalents, marketable securities, and future cash flows. Under the repurchase program, at management’s discretion, we may repurchase shares on the open market from time to time, in privately negotiated transactions or block transactions, or through an accelerated repurchase agreement. The timing of such repurchases depends on availability of shares, price, market conditions, alternative uses of capital, and applicable regulatory requirements. The program may be modified, suspended, or terminated at any time without prior notice. The repurchase program has no expiration date. There were no other repurchase programs outstanding during the year ended December 31, 2014, and no repurchase programs expired during the period.
We did not repurchase any shares of our common stock in open market transactions during the years ended December 31, 2014, 2013, and 2012.
During the year ended December 31, 2014, 35,450 vested restricted shares were surrendered in satisfaction of tax withholding obligations at an average price of $13.59 per share.

STOCK PERFORMANCE GRAPH
The following graph compares the performance of our cumulative stockholder return with that of the NASDAQ Composite Index, a broad equity market index, and the NASDAQ Telecommunications Index, a published industry index. The cumulative stockholder returns for shares of our common stock and for the market indices are calculated assuming $100 was invested on December 31, 2009. We paid no cash dividends during the periods shown. The performance of the market indices is shown on a total return (dividends reinvested) basis. Measurement points are the last trading days of the years ended December 2010, 2011, 2012, 2013, and 2014.

	2009	2010	2011	2012	2013	2014
KVH Industries, Inc.	$100	$81	$53	$95	$88	$86
NASDAQ Composite	100	117	115	133	184	209
NASDAQ Telecommunications	100	104	91	93	115	125

ITEM 6.	Selected Financial Data
We have derived the following selected financial data from our audited consolidated financial statements. You should read this data in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data.”

In September 2010, we acquired Virtek Communication for $6.5 million. In May 2013, we acquired Headland Media Limited (now known as the KVH Media Group) for $24.2 million. In July 2014, we acquired Videotel for $47.4 million. See Note 1 to our consolidated financial statements for a summary of significant accounting policies and the effects on the year-to-year comparability of the selected financial data.

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Sales:
Product	$81,143	$90,295	$90,677	$85,136	$92,059
Service	91,448	71,993	46,435	27,400	20,184
Net sales	172,591	162,288	137,112	112,536	112,243
Costs and expenses:
Costs of product sales	48,843	51,518	51,775	46,598	51,348
Costs of service sales	50,301	45,058	30,363	20,970	16,086
Research and development	14,101	12,987	12,147	11,548	10,715
Sales, marketing and support	32,976	28,792	24,069	23,473	18,469
General and administrative	24,448	17,764	12,188	10,555	10,084
Total costs and expenses	170,669	156,119	130,542	113,144	106,702
Income (loss) from operations	1,922	6,169	6,570	(608)	5,541
Interest income	738	657	510	297	301
Interest expense	1,296	637	323	223	204
Other (expense) income, net	(39)	494	86	910	23
Income before income taxes	1,325	6,683	6,843	376	5,661
Income tax expense (benefit)	1,284	2,150	3,263	(484)	(2,612)
Net income	$41	$4,533	$3,580	$860	$8,273
Per share information:
Net income per common share, basic	$0.00	$0.30	$0.24	$0.06	$0.57
Net income per common share, diluted	$0.00	$0.30	$0.24	$0.06	$0.56
Number of shares used in per share calculation:
Basic	15,420	15,144	14,777	14,768	14,420
Diluted	15,605	15,341	15,019	15,072	14,850

	December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents, and marketable securities	$49,802	$55,744	$38,285	$30,570	$37,307
Working capital	65,200	78,933	65,242	59,778	60,571
Total assets	235,837	183,849	137,568	128,556	115,198
Line of credit	—	30,000	7,000	9,000	—
Long-term debt, excluding current portion	64,687	7,094	3,414	3,553	3,684
Other long-term obligations	1,459	204	140	135	1,263
Total stockholders’ equity	116,540	116,467	105,704	96,668	96,303

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Overview
We design, develop, manufacture and market mobile communications products and services for the marine and land mobile markets, and navigation, guidance and stabilization products for both the defense and commercial markets.
Our mobile communications products enable customers to receive voice and Internet services and live digital television via satellite services in marine vessels, recreational vehicles, buses and automobiles. Our CommBox offers a range of tools designed to increase communication efficiency, reduce costs, and manage network operations. We sell and lease our mobile communications products through an extensive international network of dealers and distributors. We also sell and lease products directly to end users.
Our mobile communications service sales include sales earned from satellite voice and Internet airtime services, engineering services provided under development contracts, sales from product repairs, and extended warranty sales. Our mobile communications services sales also include our distribution of entertainment, including news, sports, music, and movies, to commercial and leisure customers in the maritime, hotel, and retail markets through KVH Media Group (acquired as Headland Media Limited), the media and entertainment service company that we acquired on May 11, 2013, and the distribution of training films and eLearning computer-based training courses to commercial customers in the maritime market through Super Dragon Limited and Videotel Marine Asia Limited (together referred to as Videotel), a maritime training services company that we acquired on July 2, 2014. We typically recognize revenue from media content sales ratably over the period of the service contract. We provide, for monthly fixed and usage fees, satellite connectivity services for broadband Internet, data and Voice over Internet Protocol (VoIP) service to our TracPhone V-series customers. We also earn monthly usage fees for third-party satellite connectivity for voice, data and Internet services to our Inmarsat and Iridium customers who choose to activate their subscriptions with us. Our service sales have grown as a percentage of total revenue from 34% of our net sales in 2012 to 44% in 2013 to 53% in 2014, a portion of which is attributable to our acquisition of the KVH Media Group business in May 2013 and Videotel in July 2014.
We acquired Videotel for an aggregate purchase price of $47.4 million in cash. The purchase price was subject to a potential post-closing adjustment based on the value of the net assets delivered at the closing. We financed $35.0 million of the purchase price through a new senior credit facility and paid the remaining portion of the purchase price from cash and cash equivalents. Revenue for the Videotel group companies was $10.4 million in the six months ended December 31, 2014. Videotel’s revenue is included in service revenue in our consolidated financial statements. The majority of Videotel’s services are invoiced in pounds sterling, which increases our exposure to fluctuations in exchange rates.
We also offer precision fiber optic gyro (FOG)-based systems that enable platform and optical stabilization, navigation, pointing, and guidance. Our guidance and stabilization products also include tactical navigation systems that provide uninterrupted access to navigation and pointing information in a variety of military vehicles, including tactical trucks and light armored vehicles. Our guidance and stabilization products are sold directly to U.S. and foreign governments and government contractors, as well as through an international network of authorized independent sales representatives. In addition, our guidance and stabilization products are used in numerous commercial products, such as navigation and positioning systems for various applications including precision mapping, dynamic surveying, autonomous vehicles, train location control and track geometry measurement systems, industrial robotics and optical stabilization.
Our guidance and stabilization service sales include engineering services provided under development contracts, product repairs and extended warranty sales. Our guidance and stabilization sales in 2014 and 2013 included $1.3 million and $15.3 million, respectively, attributable to our original $35.6 million contract from 2012 with the Saudi Arabian National Guard (SANG), the largest contract in the history of our company. We completed the delivery of TACNAV product shipments under the original SANG contract in the second quarter of 2013, and we completed the services portion of the original SANG contract in the third quarter of 2014. In May 2014, we entered into a contract modification to the original order for an additional $5.2 million for TACNAV products and services. All additional TACNAV products related to the contract modification were shipped in the second quarter of 2014, and we completed the services portion of the contract modification in the third quarter of 2014. In October 2014, we entered into a $19.0 million TACNAV product and services contract with an international military customer. This contract includes program management and engineering services expected to be delivered through 2017 and hardware shipments expected to be fulfilled in 2015 and 2016 as well as out-year support services to be provided as part of this order. Our guidance and stabilization sales in 2014 included $1.1 million related to this order.
We generate sales primarily from the sale of our mobile communications systems and services and our guidance and stabilization products and services. The following table provides, for the periods indicated, our sales by industry category:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Mobile communications	$129,920	$108,151	$87,685
Guidance and stabilization	42,671	54,137	49,427
Net sales	$172,591	$162,288	$137,112
Net sales to SANG accounted for less than 10% of our net sales in 2014 and 12% of our net sales in 2013. The decrease in net sales to SANG from 2013 to 2014 was primarily driven by the timing of deliverables in fulfillment of the 2012 SANG contract described above. The terms and conditions of these sales to SANG were consistent with our standard terms and conditions of product sales as discussed in Note 1 of our consolidated financial statements. There were no receivables outstanding related to the SANG contract as of December 31, 2014. No other customer accounted for more than 10% of our net sales for each of the years ended December 31, 2014, 2013, and 2012.
We have historically derived a substantial portion of our revenue from sales to customers located outside the United States and Canada. The following table provides, for the periods indicated, sales to specified geographic regions:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Originating from the Americas locations
United States	$99,477	$86,621	$71,489
Canada	14,521	14,272	11,513
Europe	4,833	7,876	12,210
Other	15,107	28,610	22,202
Total Americas	133,938	137,379	117,414
Originating from European and Asian locations
United States	1,527	1,099	—
Canada	66	39	—
Europe	21,698	18,571	15,255
Other	15,362	5,200	4,443
Total Europe and Asia	38,653	24,909	19,698
Net sales	$172,591	$162,288	$137,112
See Note 13 to our consolidated financial statements for more information on our geographic segments.
In addition to our internally funded research and development efforts, we also conduct research and development activities that are funded by our customers. These activities relate primarily to engineering studies, surveys, prototype development, program management, and standard product customization. In accordance with accounting principles generally accepted in the United States of America, we account for customer-funded research as service revenue, and we account for the associated research and development costs as costs of service and product sales. As a result, customer-funded research and development are not included in the research and development expense that we present in our statement of operations. The following table presents our total annual research and development effort, representing the sum of research costs of service and product sales and the operating expense of research and development as described in our statement of operations. Our management believes this information is useful because it provides a better understanding of our total expenditures on research and development activities.

	Year ended December 31,
	2014	2013	2012
	(in thousands)
Research and development expense presented on the statement of operations	$14,101	$12,987	$12,147
Costs of customer-funded research and development included in costs of service sales	2,633	2,387	3,424
Total consolidated statements of operations expenditures on research and development activities	$16,734	$15,374	$15,571

Results of Operations
The following table provides, for the periods indicated, certain financial data expressed as a percentage of net sales:

	Year Ended December 31,
	2014	2013	2012
Sales:
Product	47.0%	55.6%	66.1%
Service	53.0	44.4	33.9
Net sales	100.0	100.0	100.0
Costs and expenses:
Costs of product sales	28.3	31.7	37.8
Costs of service sales	29.2	27.8	22.1
Research and development	8.2	8.0	8.9
Sales, marketing and support	19.1	17.7	17.6
General and administrative	14.2	11.0	8.9
Total costs and expenses	99.0	96.2	95.3
Income from operations	1.0	3.8	4.7
Interest income	0.4	0.4	0.3
Interest expense	0.7	0.4	0.2
Other income, net	—	0.3	0.1
Income before income taxes	0.7	4.1	4.9
Income tax expense	0.7	1.3	2.4
Net income	0.0%	2.8%	2.5%
Years ended December 31, 2014 and 2013
Net Sales
Product sales decreased $9.2 million, or 10%, to $81.1 million in 2014 from $90.3 million in 2013. The decrease was primarily due to a decrease in sales of our guidance and stabilization products of $5.1 million, or 12%, from $43.3 million in 2013 to $38.2 million in 2014. Specifically, sales of our FOG products decreased $5.5 million, or 23%, primarily as a result of decreased product sales under the Crows III program. This decrease was partially offset by a year-over-year increase of $0.5 million of TACNAV hardware sales. Two large TACNAV contracts in 2014 more than replaced the $9.8 million of TACNAV product sales related to the SANG contract that were shipped in the first half of 2013.
We expect that our TACNAV product sales will decrease year-over-year for at least the first quarter of 2015 based on existing backlog. Although we expect that TACNAV sales will continue to grow over the long term, sales on a quarter-to-quarter or year-to-year basis will continue to be very uneven.
Mobile communications product sales decreased $4.0 million, or 8%, to $43.0 million in 2014 from $47.0 million in 2013. The decrease was primarily due to a decrease in sales of our marine satellite communications products of $3.6 million, or 10%, driven primarily by an 11% decrease in shipments of our TracPhone mini-VSAT products and an 8% decrease in marine satellite television sales. Sales of our land mobile products of $4.7 million were flat with 2013.
Mobile communications product sales in 2014 originating from our U.S. and European subsidiaries decreased $3.8 million, or 10%, compared to 2013. Mobile communications product sales originating from our Asian subsidiaries increased by $0.3 million, or 8%, compared to 2013.
We remain cautious about the prospects for our marine leisure sales, specifically in Europe, as a result of ongoing challenges in the global economy. We are also cautious in our outlook for vessels that serve the oil exploration and distribution industry.
Service sales for 2014 increased $19.4 million, or 27%, to $91.4 million from $72.0 million for 2013. The primary reason for the increase was an $11.4 million increase in airtime sales for our mini-VSAT Broadband service. Also contributing to the increase in service sales was a $10.4 million increase in new service e-Learning and maritime safety training sales arising from our acquisition of Videotel in July 2014 and a $5.6 million increase in new media sales arising from our acquisition of

Headland Media Limited in May 2013. Partially offsetting these increases was a $6.5 million decrease in contracted engineering services primarily from decreased installation and program management services provided in connection with the SANG contract as well as a $0.6 million decrease in Inmarsat service sales.
We expect that our mini-VSAT services sales will continue to grow year-over-year primarily from an overall increase in our mini-VSAT Broadband customer base, and from new value-added services to our mini-VSAT Broadband customers such as IP-MobileCast, which was launched during the fourth quarter of 2014. We also expect service sales to increase as a result of the acquisition of Videotel in July 2014. However, we expect that our contracted engineering services will decrease year-over-year in at least the first quarter of 2015 as a result of the completion of the SANG installation and project management services in 2014.

Costs of Sales

Our costs of product sales consist primarily of materials, manufacturing overhead, and direct labor used to produce our products. For 2014, costs of product sales decreased by $2.7 million, or 5%, to $48.8 million from $51.5 million in 2013. The primary reason for the decrease was the decrease in sales of our FOG and marine products discussed above offset by a $0.5 million increase in warranty expense predominantly associated with our mini-VSAT products.

Our costs of service sales consist primarily of satellite service capacity, depreciation, and service network overhead expense associated with our mini-VSAT Broadband network infrastructure, direct network service labor, engineering, and related direct costs associated with customer-funded research and development, media materials and distribution costs, service repair material, Inmarsat service costs, as well as product installation costs. Costs of service sales increased by $5.2 million, or 12%, to $50.3 million in 2014 from $45.1 million in 2013. The primary reason for the increase was a $9.2 million increase in airtime costs of sales for our mini-VSAT Broadband service. Also contributing to the increase was a $3.1 million increase in costs of service sales from our new Videotel business and a $1.8 million increase in costs of service sales from the KVH Media Group. Partially offsetting these increases was a $6.6 million decrease in engineering services costs of sales due primarily to a decrease in the services provided in connection with the SANG contract as discussed above, a $0.5 million decrease in Inmarsat costs of service, and a $0.2 million decrease in service repair costs.

Gross margin from product sales for 2014 decreased to 40% as compared to 43% for 2013. The decrease in our gross margin from product sales was primarily due to a decrease in gross margin on our marine TV product sales resulting from the launch of a new TV product series in June 2014. The gross margins on these products improved in the second half of 2014 as we were able to take advantage of improved material prices on volume purchases. Also contributing to the reduction in gross profit margin was under-utilization of our FOG production capacity due to reduced unit sales in 2014.

Gross margin from service sales in 2014 increased to 45% as compared to 37% in 2013. The increase in our gross margin from service sales was primarily attributable to the service gross margin contributed from our KVH Media Group business, as the service revenue for 2013 included only a partial year of service revenue from that business based on the May 11, 2013 acquisition date. Also contributing to the increase in gross margin was the service gross margin from our new Videotel business and an increase in gross margin from contracted engineering services that resulted from completing the low margin installation and project management services under the SANG contract.

We expect service gross margins to increase in the first half of 2015 as a result of the acquisition of Videotel in July 2014. We also anticipate that the favorable year-over-year impact to our mini-VSAT Broadband service margin that we expect to achieve from an overall increase in our mini-VSAT Broadband customer base in the first quarter of 2015 will be offset by the additional costs of new satellite capacity and the release of new value-added services to our mini-VSAT Broadband customers, such as IP-MobileCast.
Operating Expenses
Research and development expense consists of direct labor, materials, external consultants, and related overhead costs that support our internally funded product development and product sustaining engineering activities. Research and development expense for 2014 increased by $1.1 million, or 8%, to $14.1 million from $13.0 million in 2013. The primary reasons for the increase in expense in the 2014 period were a $0.5 million increase in U.S.-based employee compensation for research and development personnel and a $0.2 million increase in consulting expense, both of which were driven by the development of our new satellite television products and IP-MobileCast content delivery service. Also contributing to the increase was a $0.5 million increase in expensed materials. As a percentage of net sales, research and development expense was 8% for 2014 and 2013.
We expect that research and development expense will be modestly lower year-over-year as a result of the completion of a major product development effort for a significant portion of our marine TV product line in the first half of 2014.
Sales, marketing and support expense consists primarily of salaries and related expenses for sales and marketing personnel, commissions for both in-house and third-party representatives, other sales and marketing support costs such as advertising, literature and promotional materials, product service personnel and support costs, warranty-related costs and bad debt expense. Sales, marketing and support expense also includes the entire operating expenses of our subsidiaries in Denmark, Singapore, Brazil, and Japan. Sales, marketing and support expense for 2014 increased by $4.2 million, or 15%, to $33.0 million from $28.8 million for 2013. The primary reasons for the increase in the 2014 period were a $2.8 million increase in sales, marketing, and support expense related to our new Videotel business, a $1.3 million increase from our KVH Media business, a $0.6 million increase in warranty expense mainly in relation to TracPhone V7 and V11 products, a $0.5 million increase in U.S.-based employee compensation, and a one-time $0.5 million insurance recovery received in the third quarter of 2013 related to misappropriated funds identified at our Danish subsidiary. Partially offsetting these increases were a $0.8 million decrease in variable product sales expense primarily as a result of the completion of product shipments relating to the SANG contract in the second quarter of 2013, a $0.3 million decrease in bad debt expense, and a $0.3 million decrease in sales promotions and demonstration units. As a percentage of net sales, sales, marketing and support expense for 2014 was 19% as compared to 18% for 2013.
We expect that our sales, marketing, and support expense will increase by at least 9% year-over-year in 2015 due to the acquisition of Videotel on July 2, 2014.
General and administrative expense consists of costs attributable to management, finance and accounting, information technology, human resources, certain outside professional services, and other administrative costs. General and administrative expense for 2014 increased by $6.6 million, or 37%, to $24.4 million from $17.8 million for 2013. The primary reason for the increase in 2014 expense was a $3.0 million increase in expense from our new Videotel business, a $2.9 million increase in general and administrative expense relating to the KVH Media Group, and a $0.5 million increase in U.S.-based employee compensation, as well as a $0.4 million increase in compensation expense related to purchase accounting and a $0.4 million increase in acquisition costs, both of which related to the purchase of Videotel. Partially offsetting this increase was a $0.4 million decrease in accrued performance-based incentive compensation. As a percentage of net sales, general and administrative expense for 2014 was 14% as compared to 11% for 2013.
We expect general and administrative expenses to increase year-over-year in 2015, driven primarily by additional expenses from our acquisition of Videotel, including incremental amortization expenses for acquired intangible assets. Incremental amortization from the Videotel acquisition that is allocated to general and administrative expense, based on currency exchange rates in effect at December 31, 2014, is currently estimated at approximately $2.2 million per year. The actual amount of amortization in 2015 will depend on currency exchange rates in effect during 2015.
Interest and Other Expense (Income), Net
Interest income remained consistent from 2013 to 2014 at $0.7 million. Interest expense for 2014 increased by $0.7 million, or 117%, to $1.3 million from $0.6 million for 2013. The primary reason for the increase was borrowings under our new senior credit facility executed in July 2014 to finance the purchase of Videotel in July 2014. Other expense (income), net for 2014 decreased by $0.5 million, or 108%, to other expense of $0.1 million from other income of $0.5 million for 2013. The primary reason for the increase in expense was a reduction in the market value of cash flow hedges, as well as foreign currency exchange losses primarily associated with our UK operations.
Income Tax Expense
Income tax expense for 2014 was $1.3 million as compared to income tax expense of $2.2 million for 2013. The decrease in income tax expense is primarily due to a $5.4 million decrease in pretax income offset by increased valuation allowances, which created discrete tax charges of $0.9 million in 2014.
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
Service sales increased in 2013 by $25.6 million, or 55%, to $72.0 million from $46.4 million in 2012. The primary reason for the increase was a $12.2 million increase in airtime sales for our mini-VSAT Broadband service. Also contributing to the increase were $8.8 million in new media service sales arising from our acquisition of Headland Media Limited (now known as the KVH Media Group) in May 2013, and a $4.8 million increase in contracted engineering services driven by construction and program management services provided in connection with the SANG contract.
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
Operating Expenses
Sales, marketing, and support expense consists primarily of salaries and related expenses for sales and marketing personnel, commissions for both in-house and third-party representatives, other sales and marketing support costs such as advertising, literature and promotional materials, product service personnel and support costs, warranty-related costs, and bad debt expense. Sales, marketing, and support expense also includes the entire operating expenses of our subsidiaries in Denmark, Singapore, Brazil and Japan. Sales, marketing and support expense in 2013 increased by $4.7 million, or 20%, to $28.8 million from $24.1 million in 2012. The primary reasons for the increase in 2013 were a $2.7 million increase in sales, marketing and support expense related to our new KVH Media Group business, and our Danish and Japanese subsidiaries, and a $1.0 million increase in warranty expense predominantly associated with our mini-VSAT products.
Also contributing to the increase was a $0.8 million increase in U.S.-based compensation for sales, marketing and support, a $0.5 million increase in bad debt expense mainly related to airtime sales for our mini-VSAT Broadband service, a $0.3 million increase in variable sales expense primarily as a result of the sales relating to the SANG contract and related facility construction, and a $0.2 million increase in demonstration equipment expense. Partially offsetting these increases was a $0.5 million insurance recovery related to misappropriated funds identified at our Danish subsidiary, and a $0.2 million decrease in sales, marketing and support expense related to our Norwegian subsidiary. As a percentage of net sales, sales, marketing and support expense was 18% in 2013, which was consistent with 2012.

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
Revenue Recognition
Product sales. Product sales are recognized when persuasive evidence of an arrangement exists, goods are shipped, title has passed, and collectability is reasonably assured. Our standard sales terms require that:

•	All sales are final;

•	Terms are generally Net 30;

•	Shipments are tendered and shipped FOB (or as may be applicable, FCA or EXW) our plant or warehouse; and

•	Title and risk of loss or damage passes to the dealer or distributor at the point of shipment when delivery is made to the possession of the carrier.
For certain guidance and stabilization product sales, customer acceptance or inspection may be required before title and risk of loss transfers to the customer. For those sales, revenue is recognized after transfer of title and risk of loss and after notification of customer acceptance. In certain circumstances customers may request a bill and hold arrangement. Under these bill and hold arrangements, revenue is recognized when we have fulfilled all of our performance obligations, the units are segregated and available for shipment in accordance with the defined contract delivery schedule, and we have received notification of customer acceptance which transfers title and risk of loss to the customer.
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
We have accounted for our $35.6 million contract received in June 2012 from SANG to purchase TACNAV defense products and services as a multiple-element arrangement. The total contract value associated with TACNAV defense products is $21.2 million, for which the final shipments were completed in the second quarter of 2013. The total contract value associated with all services is $14.4 million, and such services were completed in the third quarter of 2014. In October 2014, we entered into a $19.0 million TACNAV product and services contract with an international military customer. This contract includes program management and engineering services expected to be delivered through 2017 and hardware shipments expected to be fulfilled in 2015 and 2016, as well as out-year support services. The revenue for these services is recognized using the proportional performance accounting method. Total revenue recognized in 2014 related to this order was $1.1 million.
Contracted service sales. We also engage in contracts for development, production and services activities related to standard product modification or enhancement, which we account for using the proportional performance method of revenue recognition. The use of contract accounting requires significant judgment relative to estimating total contract revenues and costs, including assumptions relative to the length of time to complete the contract, the nature and complexity of the work to be performed, and prices for subcontractor services and materials. Our estimates are based upon the professional knowledge and experience of our engineers, program managers and other personnel, who review each long-term contract monthly to assess the contract's schedule, performance, technical matters, and estimated cost at completion. A cancellation, schedule delay, or modification of a fixed-price contract which is accounted for using the proportional performance method may adversely affect our gross margins for the period in which the contract is modified. Changes in estimates are applied when adjustments in estimated contract costs are identified, such revisions may result in current period adjustments to earnings applicable to performance in prior periods.
Satellite connectivity and media content sales. Directly sold and re-sold satellite connectivity service for voice, data and Internet is recognized monthly based upon minutes or megabytes of traffic processed or contracted fixed fee schedules. Typically, all subscribers enter into a contracted one-year minimum service agreement. We record all satellite connectivity service sales to subscribers as gross sales, as we are the primary obligor in the contracted service arrangement. All associated regulatory service fees and costs are recorded net in our consolidated financial statements. Media content sales include our distribution of commercially licensed news, sports, movies and music content for commercial and leisure customers in the maritime, hotel, and retail markets as well as training videos to the merchant marine market that are typically based on a contracted fixed fee schedule. We typically recognize revenue from media content sales ratably over the period of the service contract. The accounting estimates related to the recognition of satellite connectivity and media content service sales in our results of operations require us to make assumptions about future billing adjustments for disputes with subscribers as well as unauthorized usage.
Accounts Receivable Allowance
Our estimate of allowance for doubtful accounts related to trade receivables is primarily based on specific and historical criteria. We evaluate specific accounts where we have information that the customer may have an inability to meet its financial obligations. We make judgments, based on facts and circumstances, regarding the need to record a specific reserve for that customer against amounts owed to reduce the receivable to the amount that we expect to collect. We also provide for a reserve based on an aging analysis of our accounts receivable. We evaluate these reserves on a monthly basis and adjust them as we receive additional information that impacts the amount reserved. If circumstances change, we could change our estimates of the recoverability of amounts owed to us by a material amount. For example, our bad debt expense increased $0.5 million in 2014 from 2013, driven by bad debt expense associated with airtime sales for our mini-VSAT Broadband service.
We wrote off $0.6 million, $0.5 million, and $0.2 million of our accounts receivable in 2014, 2013, and 2012, respectively. These write-offs were driven largely by the financial deterioration of several airtime and lease customers as well as several mobile communications product distributors. The current economic downturn could continue to adversely impact the financial condition of our customers, which could result in additional write-offs and increases in our allowance for doubtful accounts and have a negative impact on our results of operations.
Inventories
Inventory is valued at the lower of cost or market. We generally must order components for our products and build inventory in advance of product shipments. We regularly review current quantities on hand, actual and projected sales volumes and anticipated selling prices on products and write down, as appropriate, slow-moving and/or obsolete inventory to its net realizable value. In 2014, 2013, and 2012, we wrote off $0.2 million, $0.1 million, and $0.2 million, respectively, of fully reserved inventory. However, if we overestimate projected sales or anticipated selling prices, our inventory might be overstocked or overvalued, and we would have to reduce our inventory valuation accordingly.
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
Management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against our deferred tax assets. The valuation allowance is based on our estimates of future taxable income and the period over which we expect the deferred tax assets to be recovered. Our assessment of future taxable income is based on historical experience and current and anticipated market and economic conditions and trends. In the event that actual results differ from these estimates or we adjust our estimates in the future, we may need to adjust our valuation allowance, which could materially impact our consolidated financial position and results of operations. At December 31, 2014, we had valuation allowances of $4.2 million to offset gross deferred tax assets of $13.6 million.
Warranty Provision
We typically offer a one to two year warranty for all of our base products. We provide for the estimated cost of product warranties at the time product revenue is recognized. Factors that affect our warranty reserves include the number of units sold, historical and anticipated rates of warranty repairs and the cost per repair. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers, our estimated warranty obligation is affected by ongoing product failure rates, specific product class failures outside our baseline experience, material usage and service delivery costs incurred in correcting a product failure. If actual product failure rates, material usage or service delivery costs differ from our estimates, revisions to the estimated warranty liability would be required. For example, our warranty expense increased $0.5 million in 2014 from 2013, driven primarily by warranty expense associated with our mini-VSAT products.
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

Goodwill and Intangible Assets
Goodwill is tested at least annually for impairment. If an event occurs or circumstances change that indicate that the carrying value may not be recoverable, we will perform an interim test at that time. The impairment test begins by allocating goodwill to its reporting unit. Goodwill is then tested using a two-step process that begins with an estimation of the fair value of the reporting unit using an income approach, which looks to the present value of expected future cash flows. The impairment test is performed through the application of a two-step process. The first step is a screen for potential impairment by comparing the carrying value of our reporting units to their estimated fair values as of the test date. The estimated cash flows are calculated using an income approach. If fair value is less than carrying value, a second step is performed to quantify the amount of the impairment, if any.
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
Considerable judgment is required to estimate discounted future operating cash flows. Judgment is also required in determining whether an event has occurred that may impair the value of goodwill or identifiable intangible or other long-lived assets. Factors that could indicate an impairment may exist include significant underperformance relative to plan or long-term projections, changes in business strategy, significant negative industry or economic trends, a significant change in circumstances relative to a large customer, a significant decline in our stock price for a sustained period and a decline in our market capitalization to below net book value. We must make assumptions about future cash flows, future operating plans, discount rates and other factors in our models and valuation reports. To the extent these future projections and estimates change, the estimated amounts of impairment could differ from current estimates. Our annual testing for impairment of goodwill is completed as of August 31 of each year. As of August 31, 2014, we performed our annual impairment test for goodwill at the reporting unit level and, after conducting the first step, determined that it was not necessary to conduct the second step as we concluded that the fair value of our reporting units exceeded their carrying value. Accordingly, we determined no adjustment to goodwill was necessary. There were no indicators of potential goodwill, intangible asset, or other long-lived asset impairment noted as of December 31, 2014. As of December 31, 2014, we have goodwill of $40.5 million and intangible assets of $33.6 million, which are associated with the purchase of Virtek Communication in September 2010, Headland Media Limited (KVH Media Group) in May 2013, and Videotel in July 2014.
Contingencies
We are subject to ongoing business risks arising in the ordinary course of business. See Item 3. Legal Proceedings, for more information regarding litigation matters. An estimated loss contingency is accrued when it is probable that a liability has been incurred or an asset has been impaired and the amount of loss can be reasonably estimated. We regularly evaluate current information available to determine whether such amounts should be adjusted and record changes in estimates in the period they become known. We reserve for legal contingencies and legal fees when the amounts are probable and reasonably estimable. At December 31, 2014, we have not recorded any material loss contingencies.
Liquidity and Capital Resources
We have historically funded our operations primarily from cash flows from operations, net proceeds from public and private equity offerings, bank financings, and proceeds received from exercises of stock options. As of December 31, 2014, we had $49.8 million in cash, cash equivalents, and marketable securities, of which $9.8 million in cash equivalents were held in a local currency by our foreign subsidiaries. There were no marketable securities held by our foreign subsidiaries as of December 31, 2014. As of December 31, 2014, we had $65.2 million in working capital.

Operating Activities
Net cash provided by operations for 2014 was $10.4 million as compared to net cash provided by operations of $16.3 million for 2013. The $5.9 million decrease is primarily due to a decrease in cash inflows attributable to accounts receivable of $9.5 million, a $4.5 million decrease in net income (which reflects a $4.0 million increase in depreciation and amortization expense and a $1.1 million increase in deferred income taxes), and a $1.4 million increase in cash outflows related to accrued expenses and accounts payable. Partially offsetting the decrease in cash inflows were a $2.8 million decrease in cash outflows related to inventory, a $1.5 million increase in cash inflows related to deferred revenue, a $1.2 million decrease in cash outflows related to other non-current assets, and a $0.5 million decrease in cash outflows related to prepaid expenses and other assets.
Net cash provided by operations for 2013 was $16.3 million as compared to net cash provided by operations of $15.1 million for 2012. The $1.2 million increase is primarily due to an increase in cash inflows attributable to accounts receivable of $3.5 million, a $1.3 million decrease in prepaid and other assets, a $1.0 million increase in net income, and a $0.7 million increase in cash inflows related to deferred revenue. Partially offsetting the increase in cash inflows are a $4.4 million increase in cash outflows as a result of increased inventory levels, and a $0.3 million increase in cash outflows related to accrued expenses and accounts payable.
Investing Activities
Net cash used in investing activities for 2014 was $26.7 million as compared to net cash used in investing activities of $44.7 million for 2013. The $18.1 million decrease in cash outflows is primarily due to the net cash paid for the acquisition of Videotel of $43.5 million in 2014 and an increase in capital expenditures of $0.4 million. Partially offsetting the increase in cash outflows is a $39.0 million decrease in our net investment in marketable securities
Net cash used in investing activities for 2013 was $44.7 million as compared to net cash used in investing activities of $12.3 million for 2012. The $32.4 million increase in cash outflows is primarily due to the net cash paid for the acquisition of Headland Media Limited (now known as KVH Media Group) of $22.9 million and an $11.3 million increase in our net investment in marketable securities. Partially offsetting the increase in cash outflows is a decrease in capital expenditures of $1.8 million.
Financing Activities
Net cash provided by financing activities for 2014 was $32.7 million as compared to net cash provided by financing activities of $29.3 million for 2013. The $3.4 million increase in cash provided by financing activities is primarily due to the net proceeds from borrowings on a term note, net of payments, in the amount of $63.8 million in 2014. These proceeds were offset by a $30.0 million repayment of borrowings under a line of credit in connection with the debt restructuring we undertook in connection with the acquisition of Videotel, as well as a $1.7 million decrease in proceeds from exercises of stock options and purchases under our employee stock purchase plan and $1.3 million in repayments of long-term debt.
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
Borrowing Arrangements
Principal Credit Facility
As of December 31, 2014, there was $63.8 million in aggregate principal amount outstanding under our principal credit facility. On July 1, 2014, we entered into a five-year senior credit agreement with Bank of America, N.A., as administrative agent, and the lenders named from time to time as parties thereto, for an aggregate amount of up to $80.0 million, including a revolving credit facility of up to $15.0 million and a term loan of $65.0 million to be used for general corporate purposes, including both the refinancing of the $30.0 million of indebtedness then outstanding under our former credit facility and permitted acquisitions. We also entered into a security agreement with respect to our grant of a security interest in substantially all of our assets in order to secure our obligations under the credit agreement and the related notes and pledge agreements with respect to our grant of a security interest in 65% of the capital stock of each of KVH Industries A/S and KVH Industries U.K. Limited held by us in order to secure our obligations under the credit agreement and the notes.
We executed $65.0 million in term notes on July 1, 2014 in connection with our acquisition of Videotel. We applied proceeds in the amount of $35.0 million toward the payment of a portion of the purchase price for Videotel, and we applied proceeds in the amount of $30.0 million toward the refinancing of the then-outstanding balance under our former credit facility. We must make principal repayments on the term loan in the amount of approximately $1.2 million at the end of each of the first eight three-month periods following the closing; thereafter, we must make principal repayments in the amount of approximately $1.6 million for each succeeding three-month period until the maturity of the loan on July 1, 2019. On the maturity date, the entire remaining principal balance of the loan, including any future loans under the revolver, is due and payable, together with all accrued and unpaid interest, penalties and other amounts due and payable under the credit agreement. The credit agreement contains provisions requiring the mandatory prepayment of amounts outstanding under the term loan and the revolver under specified circumstances, including (i) 100% of the net cash proceeds from certain dispositions to the extent not reinvested in our business within a stated period, (ii) 50% of the net cash proceeds from stated equity issuances and (iii) 100% of the net cash proceeds from certain receipts of more than $250,000 outside the ordinary course of business. The prepayments are first applied to the term loan, in inverse order of maturity, and then to the revolver. In the discretion of the administrative agent, certain mandatory prepayments made on the revolver can permanently reduce the amount of credit available under the revolver.
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
Borrowings under the revolver are subject to the satisfaction of numerous conditions precedent at the time of each borrowing, including the continued accuracy of our representations and warranties and the absence of any default under the credit agreement. As of December 31, 2014, there were no borrowings outstanding under the revolver.
The credit agreement contains two financial covenants, a Maximum Consolidated Leverage Ratio and a Minimum Consolidated Fixed Charge Coverage Ratio, each as defined in the credit agreement. The Maximum Consolidated Leverage Ratio was initially 2.25:1.00, declined to 1.50:1.00 on December 31, 2014, and declines to 1.00:1.00 on September 30, 2015. The Minimum Consolidated Fixed Charge Coverage Ratio may not be less than 1.25:1.00 at any time after December 31, 2014. We were in compliance with these financial ratio debt covenants as of December 31, 2014. The credit agreement imposes certain other affirmative and negative covenants, including without limitation covenants with respect to the payment of taxes and other obligations, compliance with laws, entry into material contracts, creation of liens, incurrence of indebtedness, investments, dispositions, fundamental changes, restricted payments, changes in the nature of our business, transactions with affiliates, corporate and accounting changes, and sale and leaseback arrangements.
Our obligation to repay loans under the credit agreement could be accelerated upon a default or event of default under the terms of the credit agreement, including certain failures to pay principal or interest when due, certain breaches of representations and warranties, the failure to comply with our affirmative and negative covenants under the credit agreement, a change of control, certain defaults in payment relating to other indebtedness, the acceleration of payment of certain other indebtedness, certain events relating to our liquidation, dissolution, bankruptcy, insolvency or receivership, the entry of certain judgments against us, certain events relating to the impairment of collateral or the lenders’ security interest therein, and any other material adverse change with respect to us.
Mortgage Loan
On April 6, 2009, we entered into a mortgage loan in the amount of $4.0 million related to our headquarters facility in Middletown, Rhode Island. On June 9, 2011, we entered into an amendment to the mortgage loan. The loan term is ten years, with a principal amortization of 20 years, and the interest rate will be a rate per year adjusted periodically based on a defined interest period equal to the BBA LIBOR Rate plus 2.00 percentage points. Land, building and improvements with an approximate carrying value of approximately $5.0 million as of December 31, 2014 secure the mortgage loan. The monthly mortgage payment is approximately $12,000, plus interest and increases in increments of $1,000 each year throughout the life of the mortgage. Due to the difference in the term of the loan and amortization of the principal, a balloon payment of $2.6 million is due on April 1, 2019. The loan contains one financial covenant, a Fixed Charge Coverage Ratio, which applies in the event that our consolidated cash, cash equivalents, and marketable securities balance falls below $25.0 million at any time. As our consolidated cash, cash equivalents, and marketable securities balance was above $25.0 million throughout 2014, the Fixed Charge Coverage Ratio did not apply. Under the mortgage loan we may prepay our outstanding loan balance subject to certain early termination charges as defined in the mortgage loan agreement. If we were to default on our mortgage loan, the land, building and improvements would be used as collateral. As discussed in Note 16 to the consolidated financial statements, effective April 1, 2010, in order to reduce the volatility of cash outflows that arise from changes in interest rates, we entered into two interest rate swap agreements that are intended to hedge our mortgage interest obligations by fixing the interest rates specified in the mortgage loan to 5.9% for half of the principal amount outstanding and 6.1% for the remaining half of the principal amount outstanding as of April 1, 2010 until the mortgage loan expires on April 16, 2019.

Other Matters
It is our intent to continue to invest in the mini-VSAT Broadband network on a global basis in cooperation with ViaSat under the terms of a ten-year agreement announced in July 2008. As part of the future potential capacity expansion, we would plan to seek to acquire additional satellite capacity from satellite operators, expend funds to seek regulatory approvals and permits, develop product enhancements in anticipation of the expansion, and hire additional personnel. In addition, in December 2011, we entered into a five-year agreement to lease satellite capacity from a satellite operator, effective February 1, 2012, and in 2012 we also purchased three satellite hubs to support this added capacity. The total cost of the five-year satellite capacity agreement, the satellite hubs, and teleport services is approximately $12.2 million, of which approximately $2.7 million related to the total cost of the three hubs. On January 30, 2013, we borrowed $4.7 million from a bank and pledged as collateral six satellite hubs and related equipment, including the three hubs purchased in 2012. The term of the equipment loan is five years, and the loan bears interest at a fixed rate of 2.76% per annum. The monthly payment is approximately $83,000, including interest expense. On December 30, 2013, we borrowed $1.2 million from a bank and pledged as collateral one satellite hub and related equipment. The term of the equipment loan is five years, and the loan bears interest at a fixed rate of 3.08% per annum. The monthly payment is approximately $21,000, including interest expense.
On November 26, 2008, our Board of Directors authorized a program to repurchase up to one million shares of our common stock. The share repurchase program is funded using our existing cash, cash equivalents, marketable securities and future cash flows. As of December 31, 2014, 341,009 shares of our common stock remain available for repurchase under the program. We did not purchase any shares of our common stock in 2014.
As of December 31, 2014, we held $49.8 million in cash, cash equivalents, and marketable securities. We believe that our cash, cash equivalents, and marketable securities, together with our other existing working capital and cash flows from operations, will be adequate to meet planned operating and capital requirements through at least the next twelve months. However, as the need or opportunity arises, we may seek to raise additional capital through public or private sales of securities or through additional debt financing. There are no assurances that we will be able to obtain any additional funding or that such funding will be available on terms acceptable to us.
Contractual Obligations and Other Commercial Commitments
As of December 31, 2014, our contractual commitments consisted of satellite service capacity, near-term purchase commitments, term notes payable, a mortgage note payable, equipment notes payable, and equipment and facility leases. Our purchase commitments include unconditional purchase orders for inventory, manufacturing materials and fixed assets extending out over various periods throughout 2015. We are also obligated under satellite service capacity leases and multi-year facility leases that terminate at various times between 2015 and 2018.
The following table summarizes our obligations under these commitments, excluding interest, at December 31, 2014:

	Payment Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Term notes payable	$63,781	$4,875	$11,781	$47,125	$—
Satellite service capacity and related equipment lease obligations	28,143	12,050	13,055	3,038	—
Inventory, materials, and fixed asset purchase commitments	9,282	9,282	—	—	—
Equipment notes payable	3,826	1,159	2,418	249	—
Mortgage notes payable	3,268	154	335	2,779	—
Facility lease obligations	2,090	480	734	538	338
Total	$110,390	$28,000	$28,323	$53,729	$338
We did not have any off-balance sheet commitments, guarantees, or standby repurchase obligations as of December 31, 2014.

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
We had $63.8 million in borrowings outstanding at December 31, 2014, at an interest rate equal to the LIBOR Daily Floating Rate plus 1.50% under our new variable-rate credit facility. For more information regarding our new credit facility, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Borrowing Arrangements. A hypothetical 10% increase or decrease in interest rates would have an approximately $0.2 million impact on our annual interest expense, based on the $63.8 million outstanding at December 31, 2014 with an interest rate of 2.41%.
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
We are exposed to currency exchange rate fluctuations related to our subsidiary operations in the United Kingdom, Denmark, Norway, Brazil, Singapore, Hong Kong, Cyprus, Japan, Belgium, and the Netherlands. Our recent acquisition of Videotel expanded our international operations and therefore our exposure to these fluctuations. Certain transactions in these locations are made in the local currency, yet are reported in the U.S. dollar, the functional currency. For foreign currency exposures existing at December 31, 2014, a 10% unfavorable movement in the foreign exchange rates for our subsidiary locations would not expose us to material losses in earnings or cash flows.
From time to time, we have purchased foreign currency forward contracts. These forward contracts are intended to offset the impact of exchange rate fluctuations on cash flows of our foreign subsidiaries. Foreign exchange contracts are accounted for as cash flow hedges and are recorded on the balance sheet at fair value until executed. Changes in the fair value are recognized in earnings. We did not enter into any such contracts during 2014. However, we did inherit cash flow hedges from our acquisition of Headland Media Limited (now known as the KVH Media Group) in May 2013, all of which settled prior to December 31, 2014. We do not currently anticipate that we will enter into new agreements to replace the settled contracts.
The primary objective of our investment activities is to preserve principal and maintain liquidity, while at the same time maximizing income. We have not entered into any instruments for trading purposes. Some of the securities that we invest in may have market risk. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities that can include United States treasuries, certificates of deposit, investment grade asset-backed corporate securities, money market mutual funds, municipal bonds, and government agency and non-government debt securities. As of December 31, 2014, a hypothetical 100 basis-point increase in interest rates would have resulted in an immaterial decrease in the fair value of our investments that had maturities of greater than one year. Due to the conservative nature of our investments and the relatively short duration of their maturities, we believe this interest rate risk is substantially mitigated. As of December 31, 2014, 59% of the $24.5 million classified as available-for-sale marketable securities will mature or reset within one year. Accordingly, long-term interest rate risk is not considered material for our investment activities. We did not invest in any financial instruments denominated in foreign currencies as of December 31, 2014.

ITEM 8.	Financial Statements and Supplementary Data
Our consolidated financial statements and supplementary data, together with the reports of Grant Thornton LLP and KPMG LLP, our independent registered public accounting firms, are included in Part IV of this annual report.

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
Under the supervision and with the participation of our CEO and CFO, our management has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2014, the end of the period covered by this annual report. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of December 31, 2014 due to the material weaknesses in our internal control over financial reporting described below.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is the process designed by and under the supervision of our CEO and CFO to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external reporting in accordance with accounting principles generally accepted in the United States of America. Management has evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).
Under the supervision and with the participation of our CEO and CFO, our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2014 and concluded that it was not effective because of the material weaknesses described below. Management’s assessment of internal control over financial reporting did not include Videotel Marine Asia Limited, Super Dragon Limited or any of their respective subsidiaries (collectively, Videotel), which were acquired in July 2014. Videotel’s financial statements reflect total assets and revenues constituting 26% and 6%, respectively, of the corresponding amounts in our consolidated financial statements as of and for the year ended December 31, 2014.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management's assessment identified the following control deficiencies in our internal control over financial reporting as material weaknesses:

•
We enter into guidance and stabilization contracts that may contain bill and hold provisions. We have a control to identify and evaluate these types of transactions that have been recognized each quarter. However, the control did not operate effectively during 2014 because it did not identify a bill and hold transaction at December 31, 2014 for evaluation by the finance team in the quarter in which it was reported.

•
We engage a third party to assist in the preparation of our quarterly and annual income tax provisions. However, our preliminary provision at December 31, 2014 did not properly identify changes in the Rhode Island tax rate and related impact on the realizability of the state tax asset carryforwards. We have since adjusted those amounts. We do not have sufficient controls over the review of the work performed by the third party to ensure accurate financial reporting.

•
We lease our antenna products directly to certain end users and also enter into airtime service agreements with these customers. The pricing of the lease and airtime service agreement is negotiated with each individual customer. We do not have a control designed and implemented to evaluate these multi-element arrangements to ensure proper allocation of the transaction price among the elements.

The material weaknesses did not result in material misstatement in the financial statements included in Item 8 or previously issued financial statements, however, we concluded that, as of December 31, 2014, there was a reasonable possibility that material misstatements could occur in the consolidated financial statements.

Our independent registered public accounting firm, Grant Thornton LLP, has issued an adverse report regarding the effectiveness of our internal control over financial reporting as of December 31, 2014, and that report is included in Item 9a in this annual report.
Evaluation of Changes in Internal Control over Financial Reporting
Under the supervision and with the participation of our CEO and CFO, our management has evaluated changes in our internal control over financial reporting that occurred during the fourth quarter of 2014. Based on that evaluation, our CEO and CFO did not identify any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
However, during the first quarter of 2015, management commenced implementation of a remediation plan, which is ongoing. Management believes that the implementation of this plan will remediate the material weaknesses described above. The remediation plan includes the following steps:

•
With respect to bill and hold arrangements, we plan to revise sales orders and general ledger entries to facilitate identification of these arrangements at the time they are created. We plan to implement written procedures to document all material bill and hold arrangements, as well as other terms and conditions that may impact revenue recognition, such as multiple-element arrangements. We plan to perform quarterly assessments of quantities of inventory on hand that are subject to bill and hold arrangements with customers. We also plan to enhance existing review controls through the implementation of more detailed checklists and the involvement of additional personnel with knowledge of these arrangements.

•
With respect to reliance on third parties to assist in the calculation of our provision for income taxes, we plan to implement a more formalized process to review the work completed by third parties, including detailed checklists to perform a proper evaluation of each element of the apportionment of state taxes and any related impact on our deferred tax assets.

•
With respect to the allocation of revenue for multiple-element arrangements involving leased antennas and airtime service agreements, we instituted a new control earlier in the first quarter of 2015 to review each lease at the time of execution in order to assess and document any lease discount arising from reasonably anticipated airtime service agreements.

Management may determine to enhance existing controls and/or implement additional controls as implementation progresses.

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
Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
KVH Industries, Inc.

We have audited the internal control over financial reporting of KVH Industries, Inc., a Delaware corporation, and subsidiaries (the “Company”) as of December 31, 2014, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control over Financial Reporting.” (“Management’s Report”). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. Our audit of, and opinion on, the Company’s internal control over financial reporting does not include the internal control over financial reporting of Videotel Marine Asia Limited and Super

Dragon Limited (together referred to as Videotel), wholly owned subsidiaries, whose financial statements reflect total assets and revenues constituting 26 and 6 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2014. As indicated in Management’s Report, Videotel was acquired during 2014. Management’s assertion on the effectiveness of the Company’s internal control over financial reporting excluded internal control over financial reporting of Videotel.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment.

As of December 31, 2014, management disclosed material weaknesses over the effectiveness of controls related to (1) guidance and stabilization contracts where revenue is recognized on a bill and hold basis, (2) the accounting for income taxes and (3) the accounting for multiple element lease transactions.

In our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2014. The material weaknesses identified above were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2014 consolidated financial statements, and this report does not affect our report dated March 16, 2015, which expressed an unqualified opinion on those financial statements.

/s/ Grant Thornton LLP

Boston, Massachusetts
March 16, 2015

ITEM 9B.	Other Information

None.

PART III
We have omitted the information required in Part III of this annual report because we intend to include that information in our definitive proxy statement for our 2015 annual meeting of stockholders, which we expect to file before 120 days after the end of fiscal 2014. We incorporate the information required in Part III of this annual report by reference to our 2015 proxy statement.

ITEM 10.	Directors, Executive Officers and Corporate Governance
Except as set forth below, the information required by this item is incorporated by reference to our 2015 proxy statement.
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

ITEM 11.	Executive Compensation
The information required by this item is incorporated by reference to our 2015 proxy statement.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to our 2015 proxy statement.

ITEM 13.	Certain Relationships and Related Transactions and Director Independence
The information required by this item is incorporated by reference to our 2015 proxy statement.

ITEM 14.	Principal Accountant Fees and Services
The information required by this item is incorporated by reference to our 2015 proxy statement.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

Exhibit No.	Description	Filed with this Form 10-K	Incorporated by Reference
			Form	Filing Date	Exhibit No.
2.1	Share Purchase Agreement, dated as of May 11, 2013 by and among KVH Industries, Inc., Oakley Capital Private Equity L.P. and the other parties thereto		8-K	May 14, 2013	2.1
2.2	Share Purchase Agreement, dated as of July 2, 2014, by and between KVH Media Group Limited and Nigel Cleave		8-K	July 3, 2014	2.1
3.1	Amended and Restated Certificate of Incorporation, as amended		10-Q	August 6, 2010	3.1
3.2	Amended and Restated Bylaws of KVH Industries, Inc.		8-K	April 30, 2014	3.1
4.1	Specimen certificate for the common stock		S-1/A	March 22, 1996	4.1
*10.1	Amended and Restated 1996 Incentive and Nonqualified Stock Option Plan		8-K	July 31, 2007	10.3
*10.2	Amended and Restated 1996 Employee Stock Purchase Plan		8-K	June 2, 2010	10.2
*10.3	Second Amended and Restated 2003 Incentive and Nonqualified Stock Option Plan		10-Q	May 6, 2009	10.21
*10.4	Third Amended and Restated 2006 Stock Incentive Plan		8-K	June 2, 2010	10.1
*10.5	Form of Nonqualified Stock Option agreement granted under the Second Amended and Restated 2003 Incentive and Nonqualified Stock Option Plan		10-K	March 15, 2005	10.14
*10.6	Form of Incentive Stock Option agreement granted under the Second Amended and Restated 2003 Incentive and Nonqualified Stock Option Plan		10-K	March 15, 2005	10.15

Exhibit No.	Description	Filed with this Form 10-K	Incorporated by Reference
			Form	Filing Date	Exhibit No.
*10.7	Form of Incentive Stock Option agreement granted under the Third Amended and Restated 2006 Stock Incentive Plan		8-K	August 28, 2006	10.1
*10.8	Form of Non-Statutory Stock Option agreement granted under the Third Amended and Restated 2006 Stock Incentive Plan		8-K	August 28, 2006	10.2
*10.9	Form of Restricted Stock Agreement granted under the Third Amended and Restated 2006 Stock Incentive Plan		8-K	August 16, 2007	10.1
*10.10	Policy Regarding Automatic Grants to Non-Employee Directors		10-Q	May 6, 2009	10.23
10.11	Loan Agreement dated April 6, 2009 by and among KVH Industries, Inc., and Bank of America, N.A.		8-K	April 8, 2009	10.1
10.12	Second Amendment, dated June 9, 2011 by and between KVH Industries, Inc. and Bank of America, N.A., amending the Loan Agreement, dated April 6, 2009, as amended		8-K	June 14, 2011	10.2
10.13	Master Loan and Security Agreement, dated as of January 30, 2013 by and between KVH Industries, Inc. and Banc of America Leasing & Capital, LLC		8-K	February 5, 2013	10.1
10.14	Equipment Security Note, dated as of January 30, 2013 by and between KVH Industries, Inc. and Banc of America Leasing & Capital, LLC		8-K	February 5, 2013	10.2
10.15	Credit Agreement, dated as of July 1, 2014, by and between Bank of America, N.A., The Washington Trust Company and KVH Industries, Inc.		8-K	July 3, 2014	10.1
10.16	Term Notes, dated as of July 1, 2014, by and between KVH Industries, Inc. and each of Bank of America, N.A. and The Washington Trust Company		8-K	July 3, 2014	10.2
10.17	Revolving Credit Notes, dated as of July 1, 2014, by and between KVH Industries, Inc. and each of Bank of America, N.A. and The Washington Trust Company		8-K	July 3, 2014	10.3
10.18	Security Agreement, dated as of July 1, 2014, by and between Bank of America, N.A. and KVH Industries, Inc.		8-K	July 3, 2014	10.4
10.19	Pledge Agreements, dated as of July 1, 2014, by and between Bank of America, N.A. and KVH Industries, Inc. with respect to KVH Industries A/S and KVH Industries U.K. Limited		8-K	July 3, 2014	10.5
21.1	List of Subsidiaries	X
23.1	Consent of Grant Thornton LLP	X
23.2	Consent of KPMG LLP	X
31.1	Rule 13a-14(a)/15d-14(a) certification of principal executive officer	X
31.2	Rule 13a-14(a)/15d-14(a) certification of principal financial officer	X
32.1	Rule 1350 certification	X

101.1
Interactive Data File regarding (a) our Consolidated Balance Sheets as of December 31, 2014 and 2013, (b) our Consolidated Statements of Operations for the years ended December 31, 2014, 2013, and 2012, (c) our Consolidated Statements of Comprehensive (Loss) Income for the years ended December 31, 2014, 2013, and 2012, (d) our Consolidated Statements of Stockholders' Equity for the years ended December 31, 2014, 2013, and 2012, (e) our Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013, and 2012 and (e) the Notes to such Consolidated Financial Statements
X

*	Management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KVH Industries, Inc.

Date: March 16, 2015	By:	/S/ MARTIN A. KITS VAN HEYNINGEN
Martin A. Kits van Heyningen President, Chief Executive Officer and Chairman of the Board
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Name	Title	Date

/S/ MARTIN A. KITS VAN HEYNINGEN	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 16, 2015
Martin A. Kits van Heyningen

/S/ PETER RENDALL	Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2015
Peter Rendall

/S/ ROBERT W.B. KITS VAN HEYNINGEN	Director	March 16, 2015
Robert W.B. Kits van Heyningen

/S/ MARK S. AIN	Director	March 16, 2015
Mark S. Ain

/S/ STANLEY K. HONEY	Director	March 16, 2015
Stanley K. Honey

/S/ BRUCE J. RYAN	Director	March 16, 2015
Bruce J. Ryan

/S/ CHARLES R. TRIMBLE	Director	March 16, 2015
Charles R. Trimble

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
KVH Industries, Inc.

We have audited the accompanying consolidated balance sheet of KVH Industries, Inc. and subsidiaries (the “Company”) as of December 31, 2014, and the related consolidated statement of operations, comprehensive (loss) income, stockholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of KVH Industries, Inc. and subsidiaries as of December 31, 2014, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2015 expressed an adverse opinion thereon.

/s/ Grant Thornton LLP
Boston, Massachusetts
March 16, 2015

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
KVH Industries, Inc.:
We have audited the accompanying consolidated balance sheet of KVH Industries, Inc. and subsidiaries as of December 31, 2013, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and accumulated other comprehensive income, and cash flows for each of the years in the two-year period ended December 31, 2013. These consolidated financial statements are the responsibility of the KVH Industries, Inc.’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the KVH Industries, Inc. and subsidiaries as of December 31, 2013, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP
Providence, Rhode Island
March 17, 2014

KVH INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$25,289	$9,358
Marketable securities	24,513	46,386
Accounts receivable, net of allowance for doubtful accounts of $2,723 as of December 31, 2014 and $1,705 as of December 31, 2013	39,936	27,549
Inventories	17,424	18,255
Prepaid expenses and other assets	2,953	3,784
Current deferred income tax asset	2,772	3,060
Total current assets	112,887	108,392
Property and equipment, less accumulated depreciation of $41,486 as of December 31, 2014 and $36,456 as of December 31, 2013	41,696	37,142
Intangible assets, less accumulated amortization of $5,864 as of December 31, 2014 and $2,005 as of December 31, 2013	33,641	14,987
Goodwill	40,454	18,281
Other non-current assets	4,469	5,047
Non-current deferred income tax asset	2,690	—
Total assets	$235,837	$183,849
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,460	$8,876
Accrued compensation and employee-related expenses	4,932	5,859
Accrued other	10,963	7,325
Accrued product warranty costs	1,853	1,269
Deferred revenue	7,791	4,858
Current portion of long-term debt	6,188	1,272
Liability for uncertain tax positions	3,500	—
Total current liabilities	47,687	29,459
Other long-term liabilities	1,459	204
Long-term debt, excluding current portion	64,687	37,094
Non-current deferred income tax liability	5,464	625
Total liabilities	$119,297	$67,382
Commitments and contingencies (Notes 1, 5, 6 and 17)
Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 1,000,000 shares; none issued	—	—
Common stock, $0.01 par value. Authorized 30,000,000 shares, 17,152,743 and 16,936,128 shares issued; 15,493,752 and 15,277,137 shares outstanding at December 31, 2014 and December 31, 2013, respectively	172	169
Additional paid-in capital	121,084	117,147
Accumulated earnings	11,881	11,840
Accumulated other comprehensive (loss) income	(3,447)	461
	129,690	129,617
Less: treasury stock at cost, common stock, 1,658,991 shares as of December 31, 2014 and December 31, 2013, respectively	(13,150)	(13,150)
Total stockholders’ equity	116,540	116,467
Total liabilities and stockholders’ equity	$235,837	$183,849

See accompanying Notes to Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2014	2013	2012
Sales:
Product	$81,143	$90,295	$90,677
Service	91,448	71,993	46,435
Net sales	172,591	162,288	137,112
Costs and expenses:
Costs of product sales	48,843	51,518	51,775
Costs of service sales	50,301	45,058	30,363
Research and development	14,101	12,987	12,147
Sales, marketing and support	32,976	28,792	24,069
General and administrative	24,448	17,764	12,188
Total costs and expenses	170,669	156,119	130,542
Income from operations	1,922	6,169	6,570
Interest income	738	657	510
Interest expense	1,296	637	323
Other (expense) income	(39)	494	86
Income before income tax expense	1,325	6,683	6,843
Income tax expense	1,284	2,150	3,263
Net income	$41	$4,533	$3,580
Per share information:
Net income per share, basic	$0.00	$0.30	$0.24
Net income per share, diluted	$0.00	$0.30	$0.24
Number of shares used in per share calculation:
Basic	15,420	15,144	14,777
Diluted	15,605	15,341	15,019

See accompanying Notes to Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands)

	Year Ended December 31,
	2014	2013	2012
Net income	$41	$4,533	$3,580
Other comprehensive (loss) income, net of tax:
Unrealized gain (loss) on marketable securities	8	(4)	(1)
Foreign currency translation adjustment	(3,953)	388	562
Unrealized gain (loss) on derivative instruments	37	210	(31)
Other comprehensive (loss) income, net of tax	(3,908)	594	530
Total comprehensive (loss) income	$(3,867)	$5,127	$4,110

See accompanying Notes to Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2011	14,548	$162	$106,592	$3,727	$(663)	$(13,150)	$96,668
Net income	—	—	—	3,580	—	—	3,580
Other comprehensive loss	—	—	—	—	530	—	530
Stock-based compensation	—	—	3,679	—	—	—	3,679
Tax benefit from exercise of stock options			619				619
Common stock issued under benefit plan	27	—	271	—	—	—	271
Payment of restricted stock tax withholdings	(34)	—	(333)	—	—	—	(333)
Exercise of stock options, vesting of restricted stock awards	364	4	686	—	—	—	690
Balance at December 31, 2012	14,905	$166	$111,514	$7,307	$(133)	$(13,150)	$105,704
Net income	—	—	—	4,533	—	—	4,533
Other comprehensive income	—	—	—	—	594	—	594
Stock-based compensation	—	—	4,124	—	—	—	4,124
Tax benefit from exercise of stock options	—	—	694	—	—	—	694
Common stock issued under benefit plan	27	—	308	—	—	—	308
Payment of restricted stock tax withholdings	(61)	(1)	(833)	—	—	—	(834)
Exercise of stock options, vesting of restricted stock awards	406	4	1,340	—	—	—	1,344
Balance at December 31, 2013	15,277	$169	$117,147	$11,840	$461	$(13,150)	$116,467
Net income	—	—	—	41	—	—	41
Other comprehensive income	—	—	—	—	(3,908)	—	(3,908)
Stock-based compensation	—	—	3,771	—	—	—	3,771
Registration fees	—	—	41	—	—	—	41
Tax benefit from exercise of stock options	—	—	(2)	—	—	—	(2)
Common stock issued under benefit plan	12	—	138	—	—	—	138
Payment of restricted stock tax withholdings	(35)	—	(481)	—	—	—	(481)
Exercise of stock options, vesting of restricted stock awards	240	3	470	—	—	—	473
Balance at December 31, 2014	15,494	$172	$121,084	$11,881	$(3,447)	$(13,150)	$116,540

See accompanying Notes to Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net income	$41	$4,533	$3,580
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	1,610	1,305	536
Depreciation and amortization	9,987	5,994	4,610
Deferred income taxes	(1,813)	(713)	2,046
Loss on sale of fixed assets	30	—	—
(Gain) loss on derivatives instruments	—	(222)	128
Compensation expense related to stock-based awards and employee stock purchase plan	3,771	4,124	3,679
Changes in operating assets and liabilities:
Accounts receivable	(8,235)	1,229	(2,231)
Inventories	867	(1,967)	2,420
Prepaid expenses and other assets	1,141	619	(716)
Other non-current assets	569	(675)	(558)
Accounts payable	1,676	1,196	943
Deferred revenue	1,622	(124)	(785)
Accrued expenses	(1,002)	891	1,401
Other long-term liabilities	106	65	4
Net cash provided by operating activities	$10,370	$16,255	$15,057
Cash flows from investing activities:
Capital expenditures	(5,118)	(4,720)	(6,504)
Net cash paid for business acquired	(43,448)	(22,944)	—
Purchases of marketable securities	(12,270)	(41,950)	(21,945)
Maturities and sales of marketable securities	34,150	24,867	16,190
Net cash used in investing activities	$(26,686)	$(44,747)	$(12,259)
Cash flows from financing activities:
Repayments of long-term debt	(1,272)	(1,030)	(131)
Borrowings from long-term debt	—	5,844	—
Repayments of term note borrowings	(1,219)	—	—
Proceeds from term note borrowings	65,000	—	—
Proceeds from stock options exercised and employee stock purchase plan	608	2,344	1,578
Payment of employee restricted stock withholdings	(482)	(828)	(332)
Repayments of line of credit borrowings	(30,000)	—	(2,000)
Proceeds from line of credit borrowings	—	23,000	—
Payment of stock registration fee	41	(5)	—
Net cash provided by (used in) financing activities	32,676	29,325	(885)
Effect of exchange rate changes on cash and cash equivalents	(429)	(453)	48
Net increase in cash and cash equivalents	15,931	380	1,961
Cash and cash equivalents at beginning of period	9,358	8,978	7,017
Cash and cash equivalents at end of period	$25,289	$9,358	$8,978
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,296	$601	$201
Cash paid for income taxes	$2,470	$1,248	$323
Supplemental disclosure of noncash investing activity:
Changes in accrued liabilities related to fixed asset additions	$—	$—	$435

See accompanying Notes to Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012
(in thousands, except per share amounts)

(1)	Summary of Significant Accounting Policies

(a)	Description of Business
KVH Industries, Inc. (together with its subsidiaries, the Company or KVH) designs, develops, manufactures and markets mobile communications products and services for the marine, and land mobile markets, and navigation, guidance, and stabilization products for both the defense and commercial markets.
KVH’s mobile communications products enable customers to receive voice and Internet services, and live digital television via satellite services in marine vessels, recreational vehicles, buses and automobiles. KVH’s CommBox offers a range of tools designed to increase communication efficiency, reduce costs, and manage network operations. KVH sells and leases its mobile communications products through an extensive international network of dealers and distributors. KVH also sells and leases products directly to end users.
KVH’s mobile communications service sales represent primarily sales earned from satellite voice and Internet airtime services. KVH provides, for monthly fixed and usage fees, satellite connectivity services, including broadband Internet, data and Voice over Internet Protocol (VoIP) services, to its TracPhone V-series customers. Mobile communications services sales also include the distribution of commercially licensed entertainment, including news, sports, music, and movies to commercial and leisure customers in the maritime, hotel, and retail markets through KVH Media Group (acquired as Headland Media Limited), the media and entertainment service company that KVH acquired on May 11, 2013, and the distribution of training films and eLearning computer-based training courses to commercial customers in the maritime market through Super Dragon Limited and Videotel Marine Asia Limited (together referred to as Videotel), a maritime training services company that KVH acquired on July 2, 2014. KVH also earns monthly usage fees from third-party satellite connectivity services, including voice, data and Internet services, provided to its Inmarsat and Iridium customers who choose to activate their subscriptions with KVH. Mobile communications service sales also include engineering services provided under development contracts, sales from product repairs, and extended warranty sales.
KVH acquired Videotel for an aggregate purchase price of $47.4 million in cash. The purchase price was subject to a potential post-closing adjustment based on the value of the net assets delivered at the closing. We financed approximately $35.0 million of the purchase price through a new senior credit facility and paid the remaining portion of the purchase price from cash and cash equivalents. Revenue for the Videotel group companies was $10.4 million in the year ended December 31, 2014. The majority of Videotel’s services are invoiced in pounds sterling, which increases our exposure to fluctuations in exchange rates.
KVH also offers precision fiber optic gyro (FOG)-based systems that enable platform and optical stabilization, navigation, pointing and guidance. KVH’s guidance and stabilization products also include tactical navigation systems that provide uninterrupted access to navigation and pointing information in a variety of military vehicles, including tactical trucks and light armored vehicles. KVH’s guidance and stabilization products are sold directly to U.S. and foreign governments and government contractors, as well as through an international network of authorized independent sales representatives. In addition, KVH's guidance and stabilization products are used in numerous commercial products, such as navigation and positioning systems for various applications including precision mapping, dynamic surveying, autonomous vehicles, train location control and track geometry measurement systems, industrial robotics and optical stabilization.
KVH’s guidance and stabilization service sales include product repairs, engineering services provided under development contracts and extended warranty sales.

(b)	Principles of Consolidation
The accompanying consolidated financial statements of KVH Industries, Inc. and its wholly owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America. The Company has evaluated all subsequent events through the date of this filing. All of the operating expenses of the subsidiaries that serve as the Company’s European, Singaporean, Japanese, and Brazilian international distributors are reflected within sales, marketing, and support within the accompanying consolidated statements of operations. All significant intercompany accounts and transactions have been eliminated in consolidation.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2014, 2013, and 2012
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
The SANG total contract value associated with TACNAV products is $21,200, for which final shipments were completed in the second quarter of 2013. Revenue was recognized for these product sales after transfer of title and risk of loss and after inspection occurred. The total contract value associated with all services is $14,400, and services were completed in the third quarter of 2014. The revenue for these services is recognized using the proportional performance accounting method. The Company limits the amount of revenue recognized for delivered elements to the amount that is not contingent on the future delivery of products or services, future performance obligations, or subject to customer-specific return or refund privileges. Total revenue recognized on the SANG contract in 2014 and 2013 was approximately $1,300 and $19,600, respectively.

(d)	Concentration of Credit Risk and Single Source Suppliers
Cash, cash equivalents and marketable securities. The Company is potentially subject to financial instrument concentration of credit risk through its cash, cash equivalent and marketable securities investments. To mitigate these risks the Company maintains cash, cash equivalents and marketable securities with reputable and nationally recognized financial institutions. As of December 31, 2014, $24,513 classified as marketable securities was held by Wells Fargo and substantially all of the cash and cash equivalents were held by Bank of America, N.A. See Note 2 for a description of marketable securities.
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

	2014	2013	2012
Beginning balance	$1,705	$929	$623
Additions to sales allowance and bad debt expense	1,610	1,305	536
Deductions (write-offs/recoveries) from reserve	(592)	(529)	(230)
Ending balance	$2,723	$1,705	$929
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
December 31, 2014, 2013, and 2012
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
For certain guidance and stabilization product sales, customer acceptance or inspection may be required before title and risk of loss transfers. For those sales, revenue is recognized after transfer of title and risk of loss and after notification of customer acceptance. In certain circumstances customers may request a bill and hold arrangement. Under these bill and hold arrangements, revenue is recognized when the Company has fulfilled all of its performance obligations, the units are segregated and available for shipment in accordance with the defined contract delivery schedule, and the Company has received notification of customer acceptance which transfers title and risk of loss to the customer.
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
Satellite connectivity and media content sales. Directly sold and re-sold satellite connectivity service for voice, data and Internet is recognized monthly based upon minutes or megabytes of traffic processed or contracted fixed fee schedules. Typically, all subscribers enter into a contracted one-year minimum service agreement. The Company records all satellite

KVH INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2014, 2013, and 2012
(in thousands except share and per share amounts)

connectivity service sales to subscribers as gross sales, as the Company is the primary obligor in the contracted service arrangement. All associated regulatory service fees and costs are recorded net in the consolidated financial statements. Media content sales include the Company's distribution of commercially licensed news, sports, movies and music content for commercial and leisure customers in the maritime, hotel, and retail markets as well as training videos to the merchant marine market that are typically based on a contracted fixed fee schedule. The Company typically recognizes revenue from media content sales ratably over the period of the service contract. The accounting estimates related to the recognition of satellite connectivity and media content service sales in results of operations requires the Company to make assumptions about future billing adjustments for disputes with subscribers as well as unauthorized usage.
Lease financing. Lease financing consists of sales-type leases primarily of the TracPhone V-IP Series. The Company records the leases at a price typically equivalent to normal selling price and in excess of the cost or carrying amount. Upon delivery, the Company records the present value of all payments under these leases as revenues, and the related costs of the product are charged to cost of sales. Interest income is recognized throughout the lease term (typically three years) using an implicit interest rate. Through December 31, 2014, lease sales have not been a significant portion of the Company’s total sales.
Contracted service sales. The Company engages in contracts for development, production, and services activities related to standard product modification or enhancement, which it accounts for using the proportional performance method of revenue recognition. The Company considers the nature of these contracts and the types of products and services provided when determining the proper accounting for a particular contract. Customer and government-agency contracted engineering service and grant sales under development contracts are recognized primarily under the proportional performance method during the period in which the Company performs the service or development efforts in accordance with the agreement. Services performed under these types of contracts include engineering studies, surveys, building construction, prototype development, and program management. Performance is determined principally by comparing the accumulated costs incurred to date with management’s estimate of the total cost to complete the contracted work. The Company establishes billing terms at the time project deliverables and milestones are agreed. Unbilled revenue recognized in excess of the amounts invoiced to clients are classified within the accompanying consolidated balance sheets in the caption “prepaid expenses and other assets.”
The use of contract accounting requires significant judgment relative to estimating total contract revenues and costs, including assumptions relative to the length of time to complete the contract, the nature and complexity of the work to be performed, and prices for subcontractor services and materials. The risk to the Company on a fixed-price contract is that if estimates to complete the contract change from one period to the next, profit levels will vary from period to period. The Company's estimates are based upon the professional knowledge and experience of its engineers, program managers and other personnel, who review each long-term contract monthly to assess the contract's schedule, performance, technical matters and estimated cost at completion. Changes in estimates are applied when adjustments in estimated contract costs are identified, such revisions may result in current period adjustments to earnings applicable to performance in prior periods. Any advance payments arising from such extended-term development contracts are recorded as deposits. If, in any period, estimated total costs under a contract indicate an expected loss, then such loss is provided for in that period. Through December 31, 2014, contracted service revenue has not been a significant portion of the Company’s total sales.
Product service sales. Product service sales other than under development contracts are recognized when completed services are provided to the customer and collectability is reasonably assured. The Company establishes reserves for potential sales returns, credit and allowances, and evaluates, on a monthly basis, the adequacy of those reserves based upon historical experience and its expectations for the future. Through December 31, 2014, product service sales have not been a significant portion of the Company’s total sales.
Extended warranty sales. The Company sells extended warranty contracts on mobile communications and guidance and stabilization products. Sales under these contracts are recognized ratably over the contract term. Through December 31, 2014, warranty sales have not been a significant portion of the Company’s total sales.

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

KVH INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2014, 2013, and 2012
(in thousands except share and per share amounts)

(g)	Cash, Cash Equivalents, and Marketable Securities
In accordance with the Company’s investment policy, cash in excess of operational needs is invested in money market mutual funds, government agency bonds, United States treasuries, municipal bonds, corporate notes, and certificates of deposit, which are reflected within marketable securities in the accompanying consolidated balance sheets. The Company determines the appropriate classification of marketable securities at each balance sheet date. As of December 31, 2014 and 2013, all of the Company’s marketable securities have been designated as available-for-sale and are carried at their fair value with unrealized gains and losses included in accumulated other comprehensive (loss) income in the accompanying consolidated balance sheets.
The Company reviews investments in debt securities for other than temporary impairment whenever the fair value of an investment is less than amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time. To determine whether an impairment is other-than-temporary, the Company considers whether it intends to sell the security, whether it expects to recover the credit loss, and if it is more likely than not that the Company will be required to sell the security prior to recovery. Evidence considered in this assessment includes the reasons for the impairment, compliance with the Company’s investment policy, the severity and duration of the impairment, changes in value subsequent to year-end and forecasted performance of the investee. The Company has reviewed its securities with unrealized losses as of December 31, 2014 and 2013, and has concluded that no other-than-temporary impairments exist.

(h)	Inventories
Inventories are stated at the lower of cost or market using the first-in first-out costing method. The Company provides inventory reserves based on excess and obsolete inventory determined primarily by future demand forecasts. The Company records inventory charges to costs of product sales.

(i)	Property and Equipment
Property and equipment are stated at cost. Depreciation and amortization are computed on the straight-line method over the estimated useful lives of the respective assets. The principal lives used in determining the depreciation rates of various assets are: buildings and improvements, 5-40 years; machinery, satellite hubs and equipment, and video-on-demand (VOD) units, 5-10 years; office and computer equipment, 3-7 years; and motor vehicles, 5 years.

(j)	Goodwill and Intangible Assets
The Company’s goodwill and intangible assets are associated with the purchase of Virtek Communication (now known as KVH Industries Norway AS) in September 2010. Headland Media Limited (now known as the KVH Media Group) in May 2013, and Videotel in July 2014.
Goodwill is recorded when the consideration for an acquisition exceeds the fair value of net tangible and identifiable intangible assets acquired. Goodwill is not amortized, but instead is tested for impairment at least annually, or if events or changes in circumstances indicate that the carrying value may not be recoverable. The Company estimates the fair value of the reporting unit using a discounted cash flow model or other valuation models, such as comparative transactions and market multiples. The impairment test is performed through the application of a two-step process. The first step compares the carrying value of the Company’s reporting units to their estimated fair values as of the test date. If fair value is less than carrying value, a second step is performed to quantify the amount of the impairment, if any. As of August 31, 2014, the Company performed its annual impairment test for goodwill at the reporting unit level and, after conducting the first step, determined that it was not necessary to conduct the second step as it concluded that the fair value of its reporting units exceeded their carrying value. Accordingly, the Company determined no adjustment to goodwill was necessary. There were no indicators of potential goodwill impairment noted as of December 31, 2014.
Intangible assets are comprised of the following, which are being amortized on a straight-line basis over the following estimated useful lives:

KVH INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2014, 2013, and 2012
(in thousands except share and per share amounts)

Estimated Useful Life
Virtek Communication (now KVH Industries Norway AS):
Intellectual property	7
Headland Media Limited (now the KVH Media Group):
Subscriber relationships	10
Distribution rights	15
Internally developed software	3
Proprietary content	2
Videotel
Subscriber relationships	8
Internally developed software	4
Proprietary content	5
Favorable lease	5
Intangible assets with estimated lives and other long-lived assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of intangible assets with estimated lives and other long-lived assets is measured by a comparison of the carrying amount of an asset or asset group to future net undiscounted cash flows expected to be generated by the asset or asset group. If these comparisons indicate that an asset is not recoverable, the Company will recognize an impairment loss for the amount by which the carrying value of the asset or asset group exceeds the related estimated fair value. Estimated fair value is based on either discounted future operating cash flows or appraised values, depending on the nature of the asset. There are no events or changes in circumstances that indicated any of the carrying amounts of the Company’s intangible assets may not be recoverable during 2014. See Note 10 for further discussion of goodwill and intangible assets.

(k)	Other Non-Current Assets
Other non-current assets are primarily comprised of long-term lease receivables, prepaid expenses, and deposits.

(l)	Product Warranty
The Company’s products carry limited warranties that range from one to four years and vary by product. The warranty period begins on the date of retail purchase or lease by the original purchaser. The Company accrues estimated product warranty costs at the time of sale and any additional amounts are recorded when such costs are probable and can be reasonably estimated. Factors that affect the Company’s warranty liability include the number of units sold or leased, historical and anticipated rates of warranty repairs and the cost per repair. Warranty and related costs are reflected within sales, marketing and support in the accompanying statements of operations. As of December 31, 2014 and 2013, the Company had accrued product warranty costs of $1,853 and $1,269, respectively. The following table summarizes product warranty activity during 2014 and 2013:

	2014	2013
Beginning balance	$1,269	$814
Charges to expense	2,048	1,457
Costs incurred	(1,464)	(1,002)
Ending balance	$1,853	$1,269

(m)	Shipping and Handling Costs
Shipping and handling costs are expensed as incurred and included in cost of sales. Billings for shipping and handling are reflected within net sales in the accompanying statements of operations.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2014, 2013, and 2012
(in thousands except share and per share amounts)

(n)	Research and Development
Expenditures for research and development, including customer-funded research and development, are expensed as incurred. Revenue and related development costs from customer-funded research and development are as follows:

	Year Ended December 31,
	2014	2013	2012
Customer-funded service sales	$3,806	$10,302	$5,470
Customer-funded costs included in costs of service sales	2,633	2,387	3,424

(o)	Advertising Costs
Costs related to advertising are expensed as incurred. Advertising expense was $2,825, $3,189, and $2,523 for the years ended December 31, 2014, 2013, and 2012, respectively, and is included in sales, marketing, and support expense in the accompanying consolidated statements of operations.

(p)	Foreign Currency Translation
The financial statements of the Company’s foreign subsidiaries located in Denmark and Singapore are maintained using the United States dollar as the functional currency. Exchange rates in effect on the date of the transaction are used to record monetary assets and liabilities. Revenue and other expense elements are recorded at rates that approximate the rates in effect on the transaction dates. Realized foreign currency remeasurement gains and losses are recognized within “other (expense) income” in the accompanying consolidated statements of operations. For the years ended December 31, 2014, 2013, and 2012, the Company experienced foreign currency losses of $126, $123, and $37, respectively.
The financial statements of the Company’s foreign subsidiaries located in the United Kingdom, Brazil, Norway, Cyprus, Belgium, the Netherlands and Japan subsidiaries use the foreign subsidiaries’ respective local currencies as the functional currency. The Company translates the assets and liabilities of these foreign subsidiaries at the exchange rates in effect at year-end. Net sales, costs and expenses are translated using average exchange rates in effect during the year. Gains and losses from foreign currency translation are credited or charged to accumulated other comprehensive loss included in stockholders' equity in the accompanying consolidated balance sheets.

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
Basic net income per share is calculated based on the weighted average number of common shares outstanding during the period. Diluted net income per share incorporates the dilutive effect of common stock equivalent options, warrants and other convertible securities, if any, as determined in accordance with the treasury stock accounting method. Common stock equivalents related to options and restricted stock awards for 784,000, 545,000, and 862,000 shares of common stock for the years ended December 31, 2014, 2013, and 2012, respectively, have been excluded from the fully diluted calculation of net income per share, as inclusion would be anti-dilutive.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2014, 2013, and 2012
(in thousands except share and per share amounts)

A reconciliation of the basic and diluted weighted average common shares outstanding is as follows:

	2014	2013	2012
Weighted average common shares outstanding—basic	15,420	15,144	14,777
Dilutive common shares issuable in connection with stock plans	185	197	242
Weighted average common shares outstanding—diluted	15,605	15,341	15,019

(s)	Contingent Liabilities
The Company estimates the amount of potential exposure it may have with respect to claims, assessments and litigation in accordance with ASC 450, Contingencies. As of December 31, 2014, the Company was not party to any lawsuit or proceeding that, in management’s opinion, was likely to materially harm the Company’s business, results of operations, financial condition or cash flows, as described in Note 17. It is not always possible to predict the outcome of litigation, as it is subject to many uncertainties. Additionally, it is not always possible for management to make a meaningful estimate of the potential loss or range of loss associated with such litigation. As of December 31, 2014, no losses have been accrued with respect to pending litigation.

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
(u)     Film Production Costs
The Company capitalizes direct costs incurred in the production of its training videos, such as writing, directing, narrating, casting, location rental, and editing. These film costs are classified as a non-current asset on its consolidated balance sheet and are placed into service upon the film title being released and available for customers' use. The Company’s sales model associated with training is subscription-based, in which fees from third parties are not directly attributable to the exhibition of a particular film but relate instead to access to the entire film library. Accordingly, management estimates that the straight line method is the most representative method for the amortization of film costs. Consistent with the period over which revenues are assessed (i.e. the subscription period), the film costs are amortized over four years. In the event that the film title is replaced or removed from the film library before the amortization period has expired, all unamortized costs are expensed immediately.
(v)    Recently Issued Accounting Standards
Revenue
In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), regarding ASC Topic 606 of the same nomenclature. ASU 2014-09 represents the culmination of efforts by the FASB and the International Accounting Standards Board (“IASB”) to issue a common revenue standard. When effective, ASU 2014-09 will generally supersede the current revenue guidance included in ASC Topic 605 “Revenue” and its associated Subtopics. The ASU requires that an entity recognize revenue to depict the transfer of a promised good or service to its customers in an amount that reflects consideration to which the entity expects to be entitled in exchange for such transfer. ASU 2014-09 also specifies accounting for certain costs incurred by an entity to obtain or fulfill a contract with a customer and provides for enhancements to revenue specific disclosures intended to allow users of the financial statements to clearly understand the nature, amount, timing and uncertainty of revenue and cash flows arising from an Entity’s contracts with its customers. ASU 2014-09 becomes effective for public entities for annual periods, and interim periods within annual periods, beginning after December 15, 2016. The ASU becomes effective for all other entities for annual periods beginning after December 15, 2017 and interim periods within annual periods beginning after December 15, 2018. The Company is currently evaluating the impact, if any, the adoption of ASU 2014-09 will have on its financial position, results of operations and cash flows.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2014, 2013, and 2012
(in thousands except share and per share amounts)

Presentation of Financial Statements - Going Concern
In August 2014, the FASB issued ASU 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”), regarding ASC Topic 205-40 “Presentation of Financial Statements-Going Concern.” ASU 2014-15 requires management to assess an entity’s ability to continue as a going concern, including requiring an evaluation every reporting period including interim periods, and requires certain disclosures when there is substantial doubt of the entity’s ability to continue as a going concern, whether or not it is alleviated as a result of consideration of management’s plans. ASU 2014-15 becomes effective for the Company for annual periods ending after December 15, 2016, with early application permitted. The Company does not believe implementation of ASU 2014-15 will have an impact on its financial statement disclosures.

Extraordinary and Unusual Items
In January 2015, the FASB issued ASU 2015-01, “Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items” (“ASU 2015-01”), which amends ASC 225-20 “Income Statement - Extraordinary and Unusual Items” (ASC 225-20). ASU 2015-01 eliminates the concept of extraordinary items from generally accepted accounting principles and also expands the disclosure requirements of items that are unusual in nature or occur infrequently. Upon adopting this amended guidance, a material event or transaction that an entity considers to be unusual or infrequent, or both, may still be presented separately but would now be presented on a pretax basis within income from continuing operations or disclosed in the notes to the financial statements. ASU 2015-01 becomes effective for the Company for annual periods beginning after December 15, 2015 and may be applied retrospectively or prospectively, with early adoption permitted. The Company does not believe implementation of ASU 2015-01 will have an impact on its financial statement disclosures.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2014, 2013, and 2012
(in thousands except share and per share amounts)

(2)	Marketable Securities
Included in marketable securities as of December 31, 2014 and 2013 are the following:

December 31, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market mutual funds	$6,824	$—	$—	$6,824
Government agency bonds	3,505	—	(3)	3,502
United States treasuries	4,002	4	—	4,006
Corporate notes	4,665	2	—	4,667
Certificates of deposit	4,155	0	—	4,155
Municipal bonds	1,358	1	—	1,359
Total marketable securities designated as available-for-sale	$24,509	$7	$(3)	$24,513

December 31, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market mutual funds	$19,957	$—	$—	$19,957
Government agency bonds	7,515	—	(6)	7,509
United States treasuries	8,035	6	—	8,041
Corporate notes	8,457	—	(4)	8,453
Certificates of deposit	2,426	—	—	2,426
Total marketable securities designated as available-for-sale	$46,390	$6	$(10)	$46,386
The amortized costs and fair value of debt securities as of December 31, 2014 and 2013 are shown below by effective maturity. Effective maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

December 31, 2014	Amortized Cost	Fair Value
Due in less than one year	$7,663	$7,668
Due after one year and within two years	10,022	10,021
	$17,685	$17,689
December 31, 2013	Amortized Cost	Fair Value
Due in less than one year	$31,023	$31,023
Due after one year and within two years	15,367	15,363
	$46,390	$46,386
The Company realized gains of $110 and $0 from marketable securities during the years ended December 31, 2014 and 2013.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2014, 2013, and 2012
(in thousands except share and per share amounts)

(3)	Inventories
Inventories are stated at the lower of cost or market using the first-in first-out costing method. Inventories as of December 31, 2014 and 2013 include the costs of material, labor, and factory overhead. Inventories consist of the following:

	December 31,
	2014	2013
Raw materials	$8,619	$9,783
Work in process	2,896	3,087
Finished goods	5,909	5,385
	$17,424	$18,255

(4)	Property and Equipment
Property and equipment, net, as of December 31, 2014 and 2013 consist of the following:

	December 31,
	2014	2013
Land	$3,828	$3,827
Building and improvements	22,323	22,228
Leasehold improvements	351	286
Machinery and equipment	42,869	35,182
Office and computer equipment	13,760	12,024
Motor vehicles	51	51
	83,182	73,598
Less accumulated depreciation	(41,486)	(36,456)
	$41,696	$37,142
Depreciation for the years ended December 31, 2014, 2013, and 2012 amounted to $6,127, $4,815, and $4,216, respectively.

(5)	Debt and Line of Credit
Long-term debt consists of the following:

	December 31, 2014	December 31, 2013
Line of credit	$—	$30,000
Term notes	63,781	—
Mortgage loan	3,268	3,414
Equipment loans	3,826	4,952
Total	70,875	38,366
Less amounts classified as current	6,188	1,272
Long-term debt, excluding current portion	$64,687	$37,094

Term Note and Line of Credit
On July 1, 2014, the Company entered into (i) a five-year senior credit facility agreement (the Credit Agreement) with Bank of America, N.A., as Administrative Agent, and the lenders named from time to time as parties thereto (the Lenders), for an aggregate amount of up to $80,000, including a revolving credit facility (the Revolver) of up to $15,000 and a term loan

KVH INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2014, 2013, and 2012
(in thousands except share and per share amounts)

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
The $65,000 Term Note was executed on July 1, 2014 in connection with the acquisition of Videotel. See Note 13 below for more information regarding the acquisition. Proceeds in the amount of $35,000 were applied toward the payment of a portion of the purchase price for the acquired shares of Videotel, and proceeds in the amount of approximately $30,000 were applied toward the refinancing of the then-outstanding balance of the Company’s previous credit facility. The Company must make principal repayments on the Term Loan in the amount of approximately $1,200 at the end of each of the first 8 three-month periods following the closing; thereafter, the Company must make principal repayments in the amount of approximately $1,600 for each succeeding three-month period until the maturity of the loan on July 1, 2019. The Company made the first payment on this debt in September 2014. On the maturity date, the entire remaining principal balance of the loan, including any future loans under the Revolver, is due and payable, together with all accrued and unpaid interest, penalties, and other amounts due and payable under the Credit Agreement. The Credit Agreement contains provisions requiring the mandatory prepayment of amounts outstanding under the Term Loan and the Revolver under specified circumstances, including (i) 100% of the net cash proceeds from certain dispositions to the extent not reinvested in the Company’s business within a stated period, (ii) 50% of the net cash proceeds from stated equity issuances and (iii) 100% of the net cash proceeds from certain receipts of more than $250 outside the ordinary course of business. The prepayments are first applied to the Term Loan, in inverse order of maturity, and then to the Revolver. In the discretion of the Administrative Agent, certain mandatory prepayments made on the Revolver can permanently reduce the amount of credit available under the Revolver.
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
Borrowings under the Revolver are subject to the satisfaction of numerous conditions precedent at the time of each borrowing, including the continued accuracy of the Company’s representations and warranties and the absence of any default under the Credit Agreement. As of December 31, 2014, there were no borrowings outstanding under the revolver.
The Credit Agreement contains two financial covenants, a Maximum Consolidated Leverage Ratio and a Minimum Consolidated Fixed Charge Coverage Ratio, each as defined in the Credit Agreement. The Maximum Consolidated Leverage Ratio was initially 2.25:1.00, declined to 1.50:1.00 on December 31, 2014, and declines to 1.00:1.00 on September 30, 2015. The Minimum Consolidated Fixed Charge Coverage Ratio may not be less than 1.25:1.00 at any time after December 31, 2014. The Company was in compliance with these financial ratio debt covenants as of December 31, 2014. The Credit Agreement imposes certain other affirmative and negative covenants, including without limitation covenants with respect to the payment of taxes and other obligations, compliance with laws, entry into material contracts, creation of liens, incurrence of indebtedness, investments, dispositions, fundamental changes, restricted payments, changes in the nature of the Company’s business, transactions with affiliates, corporate and accounting changes, and sale and leaseback arrangements.
The Company’s obligation to repay loans under the Credit Agreement could be accelerated upon a default or event of default under the terms of the Credit Agreement, including certain failures to pay principal or interest when due, certain breaches of representations and warranties, the failure to comply with the Company’s affirmative and negative covenants under the Credit Agreement, a change of control of the Company, certain defaults in payment relating to other indebtedness, the

KVH INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2014, 2013, and 2012
(in thousands except share and per share amounts)

acceleration of payment of certain other indebtedness, certain events relating to the liquidation, dissolution, bankruptcy, insolvency or receivership of the Company, the entry of certain judgments against the Company, certain events relating to the impairment of collateral or the Lenders' security interest therein, and any other material adverse change with respect to the Company.
Mortgage Loan
On April 6, 2009, the Company entered into a mortgage loan in the amount of $4,000 related to its headquarters facility in Middletown, Rhode Island. On June 9, 2011, the Company entered into an amendment to the mortgage loan. The loan term is ten years, with a principal amortization of 20 years, and the interest rate will be a rate per year adjusted periodically based on a defined interest period equal to the BBA LIBOR Rate plus 2.00 percentage points. Land, building and improvements with an approximate carrying value of $5,000 as of December 31, 2014 secure the mortgage loan. The monthly mortgage payment is approximately $12 plus interest and increases in increments of approximately $1 each year throughout the life of the mortgage. Due to the difference in the term of the loan and amortization of the principal, a balloon payment of $2,551 is due on April 1, 2019. The loan contains one financial covenant, a Fixed Charge Coverage Ratio, which applies in the event that the Company’s consolidated cash, cash equivalents, and marketable securities balance falls below $25,000 at any time. As the Company’s consolidated cash, cash equivalents, and marketable securities balance was above the minimum threshold throughout the twelve months ended December 31, 2014, the Fixed Charge Coverage Ratio did not apply. Under the mortgage loan, the Company may prepay its outstanding loan balance subject to certain early termination charges as defined in the mortgage loan agreement. If the Company were to default on its mortgage loan, the land, building and improvements would be used as collateral. As discussed in Note 16 to the consolidated financial statements, effective April 1, 2010, in order to reduce the volatility of cash outflows that arise from changes in interest rates, the Company entered into two interest rate swap agreements that are intended to hedge its mortgage interest obligations by fixing the interest rates specified in the mortgage loan to 5.91% for half of the principal amount outstanding and 6.07% for the remaining half of the principal amount outstanding as of April 1, 2010 until the mortgage loan expires on April 16, 2019.
Equipment Loan
On January 30, 2013, the Company borrowed $4,700 from a bank and pledged as collateral six satellite hubs and related equipment, including three hubs purchased in 2012. The term of the equipment loan is five years, and the loan bears interest at a fixed rate of 2.76% per annum. The monthly payment is approximately $83, including interest expense. On December 30, 2013, the Company borrowed $1,200 from a bank and pledged as collateral one satellite hub and related equipment. The term of the equipment loan is five years, and the loan bears interest at a fixed rate of 3.08% per annum. The monthly payment is approximately $21, including interest expense.
The following is a summary of future principal payments under these long-term debt agreements:

Year ending December 31,	Principal Payment
2015	$6,188
2016	6,636
2017	7,898
2018	6,931
2019	43,222
Thereafter	—
Total outstanding at December 31, 2014	$70,875

(6)	Commitments and Contingencies
The Company has certain operating leases for satellite capacity, various equipment, and facilities. The following reflects future minimum payments under operating leases that have initial or remaining non-cancelable lease terms at December 31, 2014:

KVH INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2014, 2013, and 2012
(in thousands except share and per share amounts)

Years ending December 31,	Operating Leases
2015	$12,530
2016	7,448
2017	6,341
2018	2,666
2019	910
Thereafter	338
Total minimum lease payments	$30,233
Total rent expense incurred under facility operating leases for the years ended December 31, 2014, 2013, and 2012 amounted to $820, $639, and $302, respectively. Total expense incurred under satellite capacity and equipment operating leases for the years ended December 31, 2014, 2013, and 2012 amounted to $30,280, $23,215, and $18,135, respectively, which also includes payments for usage charges in excess of the minimum contractual requirements.
In the normal course of business, the Company enters into unconditional purchase order obligations with its suppliers for inventory and other operational purchases. Outstanding and unconditional purchase order obligations were $9,282 as of December 31, 2014.
The Company did not have any off-balance sheet commitments, guarantees, or standby repurchase obligations as of December 31, 2014.

(7)	Stockholders’ Equity

(a)	Employee Stock Options
Options are granted with an exercise price equal to the fair market value of the common stock on the date of grant and generally vest in equal annual amounts over four years beginning on the first anniversary of the date of the grant. No options are exercisable for periods of more than five years after date of grant. Under the Company’s Amended and Restated 2006 Stock Incentive Plan, each share issued under awards other than options will reduce the number of shares reserved for issuance by two shares. Shares issued under options will reduce the shares reserved for issuance on a share-for-share basis. All plans were approved by the Company’s shareholders, pursuant to which 9,415,000 shares of the Company’s common stock were reserved for issuance. As of December 31, 2014, 7,392,732 options and awards to purchase shares of common stock had been issued, net of expired, canceled or forfeited options, and 2,022,268 were available for future grants. The Compensation Committee of the Board of Directors administers the plan, approves the individuals to whom options will be granted and determines the number of shares and exercise price of each option. Outstanding options under the plan at December 31, 2014 expire from November 2015 through October 2019. None of the Company’s outstanding options includes performance-based or market-based vesting conditions as of December 31, 2014.
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
The per share weighted-average fair values of stock options granted during 2014, 2013, and 2012 were $4.71, $5.45, and $4.97, respectively. The weighted-average assumptions used to value options as of their grant date were as follows:

KVH INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2014, 2013, and 2012
(in thousands except share and per share amounts)

	Year Ended December 31,
	2014	2013	2012
Risk-free interest rate	1.52%	1.06%	0.69%
Expected volatility	46.5%	50.9%	64.6%
Expected life (in years)	4.21	4.24	4.22
Dividend yield	0%	0%	0%
The changes in outstanding stock options for the year ended December 31, 2014 are as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2013	1,021,791	$11.55
Granted	326,496	11.74
Exercised	(53,232)	8.85
Expired, canceled or forfeited	(90,452)	12.55
Outstanding at December 31, 2014	1,204,603	$11.65	2.72	$1,814
Exercisable at December 31, 2014	489,674	$11.87	1.76	$761
Options vested or expected to vest at December 31, 2014	1,164,544	$11.64	2.67	$1,768
The total aggregate intrinsic value of options exercised was $232, $933, and $173 in 2014, 2013, and 2012, respectively. The total aggregate intrinsic value of options outstanding at December 31, 2013 and 2012 was $1,958 and $112, respectively. The total aggregate intrinsic value of options exercisable at December 31, 2013 and 2012 was $619 and $85, respectively.

As of December 31, 2013 and 2012, the number of options exercisable was 349,449 and 290,911, respectively, and the weighted average exercise price of those options was $11.90 and $10.52 per share, respectively. The weighted average remaining contractual term for options exercisable at December 31, 2013 and 2012 was 2.21 and 1.78 years, respectively. The weighted average remaining contractual term for options outstanding at December 31, 2013 and 2012 was 2.83 and 3.28 years, respectively.
As of December 31, 2014, there was $2,492 of total unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted-average period of 2.33 years. In 2014, 2013, and 2012, the Company recorded compensation charges of $1,368, $1,438, and $1,130, respectively, related to stock options. Compensation costs for options subject only to service conditions that vest ratably are recognized on a straight-line basis over the requisite service period for the entire award. During 2014, 2013, and 2012, cash received under stock option plans for exercises was $471, $1,344 and $689, respectively.

(b)	Restricted Stock
The Company granted 265,380, 265,625, and 43,340 restricted stock awards to employees under the terms of the Amended and Restated 2006 Stock Incentive Plan for the years ended December 31, 2014, 2013, and 2012, respectively. The restricted stock awards vest annually over four years from the date of grant subject to the recipient remaining an employee through the applicable vesting dates. Compensation expense for restricted stock awards is measured at fair value on the date of grant based on the number of shares granted and the quoted market closing price of the Company’s common stock. Such value is recognized as expense over the vesting period of the award, net of estimated forfeitures. The weighted-average grant-date fair value of restricted stock granted during 2014, 2013, and 2012 was $13.57, $13.61, and $12.53 per share, respectively.
As of December 31, 2014, there was $4,034 of total unrecognized compensation expense related to restricted stock awards, which is expected to be recognized over a weighted-average period of 2.46 years. Compensation costs for awards subject only to service conditions that vest ratably are recognized on a straight-line basis over the requisite service period for the entire award. Compensation cost for awards initially subject to certain performance conditions are recognized on a ratable

KVH INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2014, 2013, and 2012
(in thousands except share and per share amounts)

basis over the requisite service period for the entire award. In 2014, 2013, and 2012, the Company recorded compensation charges of $2,317, $2,613, and $2,495, respectively, related to restricted stock awards.
Restricted stock activity under the Amended and Restated 2006 Stock Incentive Plan for 2014 is as follows:

	Number of Shares	Weighted- average grant date fair value
Outstanding at December 31, 2013, unvested	379,007	$13.61
Granted	265,380	13.57
Vested	(182,606)	13.41
Forfeited	(34,679)	13.81
Outstanding at December 31, 2014, unvested	427,102	$13.67

(c)	Employee Stock Purchase Plan
Under the Company’s Amended and Restated Employee Stock Purchase Plan (ESPP), the Company is authorized to issue up to 650,000 shares of common stock, of which 46,575 shares remain available as of December 31, 2014.
The ESPP covers all of the Company’s employees. Under the terms of the ESPP, eligible employees can elect to have up to six percent of their pre-tax compensation withheld to purchase shares of the Company’s common stock on a semi-annual basis. The ESPP allows eligible employees the right to purchase the Company’s common stock on a semi-annual basis at 85% of the market price at the end of each purchase period. During 2014, 2013, and 2012, 12,398, 27,027, and 27,308 shares, respectively, were issued under this plan. The Company utilizes the Black-Scholes option-pricing model to calculate the fair value of these discounted purchases. The fair value of the 15% discount is recognized as compensation expense over the purchase period. The Company applies a graded vesting approach because the ESPP provides for multiple purchase periods and is, in substance, a series of linked awards. In 2014, 2013, and 2012, the Company recorded compensation charges of $55, $73, and $54, respectively, related to the ESPP. During 2014, 2013, and 2012, cash received under the ESPP was $138, $308, and $270, respectively.

(8)	Income Taxes
Income tax expense (benefit) for the years ended December 31, 2014, 2013, and 2012 attributable to income (loss) from operations is presented below.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2014, 2013, and 2012
(in thousands except share and per share amounts)

	Current	Deferred	Total
Year ended December 31, 2014
Federal	$325	$(623)	$(298)
State	(2)	1,036	1,034
Foreign	1,640	(1,092)	548
	$1,963	$(679)	$1,284
Year ended December 31, 2013
Federal	$1,793	$(497)	$1,296
State	242	(52)	190
Foreign	901	(237)	664
	$2,936	$(786)	$2,150
Year ended December 31, 2012
Federal	$715	$2,036	$2,751
State	146	254	400
Foreign	249	(137)	112
	$1,110	$2,153	$3,263
The actual income tax expense differs from the “expected” income tax expense computed by applying the United States Federal corporate income tax rate of 35% to income before tax expense as follows:

	Year Ended December 31,
	2014	2013	2012
Computed “expected” tax expense	$451	$2,339	$2,395
(Decrease) increase in income taxes resulting from:
State income tax expense, net of federal benefit	(31)	336	674
State research and development, investment credits	(365)	(309)	(301)
Non-deductible meals & entertainment	37	31	22
Non-deductible stock compensation expense	29	178	95
Non-deductible deferred compensation expense	87	—	—
Non-deductible transaction costs	73	170	—
Subpart F income, net of foreign tax credits	296	162	—
Manufacturing deduction	(123)	—	—
Nontaxable interest income	(105)	(86)	—
Foreign tax rate differential	(289)	(369)	(27)
Federal research and development credits	(453)	(746)	—
Uncertain tax positions	97	—	—
Provision to tax return adjustments	(317)	—	(29)
Change in tax rates	235	—	—
Change in valuation allowance	1,665	491	468
Other	$(3)	$(47)	$(34)
Net income tax expense	$1,284	$2,150	$3,263

KVH INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2014, 2013, and 2012
(in thousands except share and per share amounts)

The components of income before income tax expense (benefit) determined by tax jurisdiction, are as follows:

	Year Ended December 31,
	2014	2013	2012
United States	$907	$5,500	$7,917
Foreign	418	1,183	(1,074)
Total	$1,325	$6,683	$6,843
The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities as of the dates presented are as follows:

	December 31,
	2014	2013
Deferred tax assets:
Accounts receivable, due to allowance for doubtful accounts	$664	$641
Inventories	531	436
Operating loss carry-forwards	1,939	1,392
Stock-based compensation expense	1,743	1,515
Property and equipment, due to difference in depreciation	1,334	—
Research and development, alternative minimum tax credit carry-forwards	3,313	2,600
Foreign tax credit carry-forwards	725	1,442
State tax credit carry-forwards	2,176	2,094
Warranty reserve	682	—
Accrued expenses	505	722
Gross deferred tax assets	13,612	10,842
Less valuation allowance	(4,157)	(2,700)
Total deferred tax assets	9,455	8,142
Deferred tax liabilities:
Purchased intangible assets	(6,917)	(3,129)
Property and equipment, due to differences in depreciation	(2,410)	(2,548)
Other	(130)	(30)
Total deferred tax liabilities	(9,457)	(5,707)
Net deferred tax (liability) asset	$(2)	$2,435
Net deferred tax asset—current	$2,772	$3,060
Net deferred tax asset—noncurrent	$2,690	$—
Net deferred tax liability—noncurrent	$(5,464)	$(625)
As of December 31, 2014, the Company had foreign net operating loss carry-forwards available to offset future foreign income of $6,000. The foreign net operating loss carry-forwards have no expiration.
As of December 31, 2014, the Company had federal research and development tax credit carry-forwards in the amount of $3,379 that expire in years 2026 through 2034, and foreign tax credit carry-forwards in the amount of $762 that expire in years 2018 through 2024. The Company also had alternative minimum tax credits of $132 that have no expiration date. As of December 31, 2014, the Company had state research and development tax credit carry-forwards in the amount of $3,367 that expire in years 2015 through 2021. The Company also had other state tax credit carry-forwards of $256 available to reduce future state tax expense that expire in years 2015 through 2021. The tax benefit related to $1,702 of federal and state tax credits would result in a credit to additional paid-in capital when these deferred tax assets reduce taxes payable.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2014, 2013, and 2012
(in thousands except share and per share amounts)

The Company’s ability to utilize these net operating loss carry-forwards and tax credit carry-forwards may be limited in the future if the Company experiences an ownership change pursuant to Internal Revenue Code Section 382. An ownership change occurs when the ownership percentages of 5% or greater stockholders change by more than 50% over a three-year period.
In assessing the reliability of its net deferred tax assets, the Company considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of December 31, 2014, the Company concluded that a net increase of $1,457 of the valuation allowance was appropriate. As part of the Company’s analysis, the Company evaluated, among other factors, its recent history of generating taxable income and its near-term forecasts of future taxable income. The net increase in valuation allowance of $1,457 is composed of expense of $1,665, a decrease of $223 related to the expiration of previously reserved state tax credit carry-forwards, and an increase of $15 related to the use of net operating loss and credit carryforwards attributed to tax deductions in excess of recognized compensation expense from employee stock compensation awards that existed as of the adoption of ASC 718, Compensation - Stock Compensation. $1,243 of the valuation allowance is attributable to tax deductions in excess of recognized compensation cost from employee stock compensation awards that existed as of the adoption of ASC 718. The Company will recognize the net deferred tax asset and corresponding benefit to additional paid-in capital for these windfall tax benefits once such amounts reduce income taxes payable, in accordance with the requirements of ASC 718.
As of December 31, 2014, the Company has not provided for U.S. deferred income taxes on undistributed earnings of its foreign subsidiaries of approximately $3,464 since these earnings are expected to be indefinitely reinvested. Upon distribution of those earnings in the form of dividends or otherwise, the Company will be subject to additional U.S. and state income taxes (less foreign tax credits), as well as withholding taxes in its foreign locations. The amount of taxes attributable to the undistributed earnings is not practicably determinable.
The Company establishes reserves for uncertain tax positions based on management’s assessment of exposure associated with tax deductions, permanent tax differences, and tax credits. The tax reserves are analyzed periodically and adjustments are made as events occur to warrant adjustment to the reserve. The Company's policy is to recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense.
During the years ended December 31, 2014, 2013, and 2012, the aggregate changes in the total gross amount of unrecognized tax benefits are summarized as follows:

	Year Ended December 31,
	2014	2013	2012
Unrecognized tax benefits as of January 1	$—	$—	$—
Gross increases—tax positions in prior years	—	—	—
Gross increases—tax positions in current year	14	—	—
Settlements with taxing authorities	—	—	—
Lapse of statute of limitations	—	—	—
Gross increase from current year acquisition of Videotel	2,473	—	—
Ending balance	$2,487	$—	$—
The Company had gross unrecognized tax benefits of $2,487, $0, and $0 as of December 31, 2014, 2013, and 2012. At December 31, 2014, $1,172 represents the amount of unrecognized tax benefits that, if recognized, would result in a reduction of the Company's effective tax rate.
As of December 31, 2014, the combined amount of accrued interest and penalties related to tax positions taken on our tax returns and included in non-current income taxes payable was approximately $1,067.
The timing of any resolution of income tax examinations is highly uncertain, as are the amounts and timing of any settlement payment. These events could cause fluctuations in the balance sheet classification of current and non-current assets and liabilities. The Company expects a reduction of approximately $2,684 of unrecognized tax benefits within the next twelve months. $2,473 of the expected decrease is attributable to tax positions related to the Videotel acquisition that the Company anticipates will be resolved with taxing authorities during 2015. $211 of the expected decrease is related to temporary differences that the Company anticipates will reverse during 2015.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2014, 2013, and 2012
(in thousands except share and per share amounts)

The Company’s tax jurisdictions include the United States, the UK, Denmark, Cyprus, Norway, Brazil, Singapore, Belgium, Bermuda, the Netherlands, Hong Kong, and Japan. In general, the statute of limitations with respect to the Company's United States federal income taxes has expired for years prior to 2011, and the relevant state and foreign statutes vary. However, preceding years remain open to examination by United States federal and state and foreign taxing authorities to the extent of future utilization of net operating losses and research and development tax credits generated in each preceding year.

(9) Acquisitions
Videotel
On July 2, 2014, KVH Media Group Limited (KMG UK), an indirectly wholly owned subsidiary of KVH, entered into a Share Purchase Agreement with Nigel Cleave to acquire all of the issued share capital of Super Dragon Limited and Videotel Marine Asia Limited, for an aggregate purchase price of approximately $47,446, which excluded $1,719 of cash consideration that was considered deferred compensation in purchase accounting. The Company expensed approximately $400 related to the deferred compensation during the year ended December 31, 2014. Videotel is a maritime training services company headquartered in London that produces and distributes training films and eLearning computer-based training courses to commercial customers in the maritime market. Videotel also has sales offices in Hong Kong and Singapore. The acquisition was consummated on the same day. The purchase price was determined through arm’s-length negotiation and is subject to a potential post-closing adjustment based on the value of the net assets delivered at the closing.
The Share Purchase Agreement contains certain representations, warranties, covenants and indemnification provisions. The Share Purchase Agreement provides that 10% of the purchase price shall be held in escrow for a period of approximately 21 months after the closing in order to satisfy valid indemnification claims that KMG UK may assert for specified breaches of representations, warranties and covenants. The escrow and holdback amounts of approximately $6,000 were not funded as of December 31, 2014, which have been accrued for in accrued other on the Company's consolidated balance sheets.
In the Share Purchase Agreement, Mr. Cleave agreed to comply with certain confidentiality, non-competition and non-solicitation covenants with respect to the business of Videotel for a period of 18 months after the closing.
The total purchase price and the excess of the total purchase price over the estimated fair value of the net assets acquired are as follows:

Consideration transferred - cash		$47,446
Book value of net assets acquired	$1,732
Fair value adjustments to deferred revenue	961
Fair value of tangible net assets acquired		$2,693

Identifiable intangibles at acquisition-date fair value
Subscriber relationships	$12,759
Proprietary content	9,814
Internally developed software	2,160
Favorable operating leases	791
Total intangible assets		$25,524
Deferred income taxes		(3,922)
Goodwill		$23,151

The Company's fair value estimate of assets acquired and liabilities assumed is pending completion of several elements, including the finalization of valuations of the fair value of the assets acquired and liabilities assumed and final review by the Company's management. Included in the liabilities is an uncertain tax position liability of approximately $3,800 which was held on Videotel’s balance sheet as of the acquisition date and which the Company is continuing to evaluate. The final determination of the assets acquired and liabilities assumed will be based on the established fair value of the assets acquired and the liabilities

KVH INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2014, 2013, and 2012
(in thousands except share and per share amounts)

assumed as of the acquisition date. The excess of the purchase price over the fair value of net assets acquired is allocated to goodwill. The final determination of the purchase price, fair values and resulting goodwill may differ significantly from what is reflected in the foregoing table.
The acquired finite-lived intangible assets from the Videotel acquisition were recorded at their estimated fair value of $25,524 on the acquisition date. Refer to Note 1 and Note 14 for the classification of Videotel intangible assets including their useful lives.
Total service revenue of approximately $10,400 from Videotel is included in the Company's results for the year ended December 31, 2014. Transaction costs related to the acquisition of Videotel were $1,200 for the year ended December 31, 2014.
The following table summarizes the supplemental statements of operations information on an unaudited pro forma basis as if the Videotel acquisition had occurred on January 1, 2013:

	Year Ended December 31,
	2014	2013
Pro forma net revenues	$183,886	$183,267
Pro forma net income	$2,386	$7,356
Basic pro forma net income per share	$0.15	$0.49
Diluted pro forma net income per share	$0.15	$0.48
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
The Share Purchase Agreement contains certain representations, warranties, covenants and indemnification provisions. The Share Purchase Agreement provides that 10% of the purchase price shall be held in escrow for a period of at least 18 months after the closing in order to satisfy valid indemnification claims that KVH may assert for specified breaches of representations, warranties and covenants. The Company released the escrow in November 2014.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2014, 2013, and 2012
(in thousands except share and per share amounts)

The total purchase price and the excess of the total purchase price over the fair value of the net assets acquired are as follows:

Consideration transferred - cash		$24,169
Book value of net assets acquired	$163
Fair value adjustments to deferred revenue	123
Fair value of tangible net assets acquired		$286

Identifiable intangibles at acquisition-date fair value
Subscriber relationships	$8,271
Distribution rights	4,888
Internally developed software	543
Proprietary content	186
Total intangible assets		$13,888
Deferred income taxes		(3,134)
Goodwill		$13,129

Since the date of the acquisition, May 11, 2013, the Company has recorded approximately $23,200 of service revenue attributable to KVH Media Group within its consolidated financial statements, of which approximately $14,400 was recorded during the year ended December 31, 2014.
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

(10)    Goodwill and Intangible Assets

The Company’s goodwill and intangible assets are associated with the purchase of Virtek Communication (now KVH Industries Norway AS) in September 2010, Headland Media Limited (now known as the KVH Media Group) in May 2013, and Videotel in July 2014.
Intangible assets are subject to amortization. The following table summarizes other intangible assets as of December 31, 2014 and 2013, respectively:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
December 31, 2014
Subscriber relationships	$19,919	$2,165	$17,754
Distribution rights	4,915	558	4,357
Internally developed software	2,529	569	1,960
Proprietary content	9,137	1,094	8,043
Intellectual property	2,284	1,403	881
Favorable lease	721	75	646
	$39,505	$5,864	$33,641
December 31, 2013
Subscriber relationships	$8,763	$540	$8,223
Distribution rights	5,183	212	4,971
Internally developed software	571	118	453
Proprietary content	195	61	134
Intellectual property	2,280	1,074	1,206
	$16,992	$2,005	$14,987

The Company amortizes its intangible assets over the estimated useful lives of the respective assets as discussed above in our Summary of Significant Accounting Policies. Amortization expense related to intangible assets was $3,859, $1,179, and $394 for years ended December 31, 2014, 2013, and 2012, respectively.
Estimated future amortization expense for intangible assets recorded by the Company at December 31, 2014 is as follows:

Years ending December 31,	Amortization Expense
2015	$5,554
2016	5,405
2017	5,242
2018	4,769
2019	3,562
Thereafter	9,109
Total amortization expense	$33,641
Goodwill is recorded when the consideration for an acquisition exceeds the fair value of net tangible and identifiable intangible assets acquired. The changes in the carrying amount of goodwill during the year ended December 31, 2014 is as follows:

2014
Balance at January 1	$18,281
Acquisition of Videotel	23,151
Foreign currency translation adjustment	(978)
Balance at December 31	$40,454

The changes in the carrying amount of intangible assets during the year ended December 31, 2014 is as follows:

2014
Balance at January 1	$14,987
Acquisition of Videotel	25,524
Amortization expense	(3,859)
Foreign currency translation adjustment	$(3,011)
Balance at December 31	$33,641

(11)    401(k) Plan
The Company has a 401(k) Plan (the Plan) for all eligible employees. Participants may defer a portion of their pre-tax earnings subject to limits determined by the Internal Revenue Service. Participants age 50 or older may be eligible to make additional contributions. As of December 31, 2014, the Company matches one half of the first 6% contributed by the Plan participants. The Company’s contributions vest over a five-year period from the date of hire. Total Company matching contributions were $462, $376, and $352 for the years ended December 31, 2014, 2013, and 2012, respectively. In addition, the Company may make contributions to the Plan at the discretion of the Compensation Committee of the Board of Directors. There were no discretionary contributions in 2014, 2013, or 2012.

(12)    Business and Credit Concentrations
Significant portions of the Company’s net sales are as follows:

	Year Ended December 31,
	2014	2013	2012
Net sales to foreign customers outside the U.S. and Canada	33%	37%	40%
Net sales to SANG	*	12%	11%

*	Represents less than 10% of net sales.
The terms and conditions of sales to SANG are consistent with the Company’s standard terms and conditions of product sales as discussed in Note 1 above. All receivable balances outstanding for this customer as of December 31, 2014 were paid as of the date of this report. No other individual customer accounted for more than 10% of the Company’s net sales for the years ended December 31, 2014, 2013, and 2012, respectively.

(13)    Segment Reporting
Under common operational management, the Company designs, develops, manufactures and markets its navigation, guidance and stabilization and mobile communications products for use in a wide variety of applications. Products are generally sold directly to third-party consumer electronic dealers and retailers, original equipment manufacturers, government contractors or to U.S. and other foreign government agencies. Primarily, sales originating in the Americas consist of sales within the United States and Canada and, to a lesser extent, Mexico and some Latin and South American countries. The Americas’ sales also include all guidance and stabilization product sales throughout the world. Sales originating from the Company’s European and Asian subsidiaries principally consist of sales into all European countries, both inside and outside the European Union, as well as Africa, Asia/Pacific, the Middle East, and India.
The Company operates in two geographic segments, exclusively in the mobile communications, navigation and guidance and stabilization equipment industry, which it considers to be a single business activity. The Company has two primary product categories: mobile communication and guidance and stabilization. Mobile communication sales and services include marine, land mobile, and automotive communication equipment and satellite-based voice, television and Broadband Internet connectivity services; distribution of commercially licensed news, sports, movies, and music content for commercial and leisure customers in the maritime, hotel, and retail markets; and distribution of training films and eLearning computer-based training courses to commercial customers in the maritime market.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2014, 2013, and 2012
(in thousands except share and per share amounts)

Guidance and stabilization sales and services include sales of defense-related navigation and guidance and stabilization equipment based upon digital compass and FOG sensor technology. Mobile communication and guidance and stabilization sales also include development contract revenue, product repairs and extended warranty sales.
The following table summarizes information regarding the Company’s operations by geographic segment:

	Sales Originating From
Year ended December 31, 2014	Americas	Europe and Asia	Total
Mobile communication sales to the United States	$85,670	$1,527	$87,197
Mobile communication sales to Canada	539	66	605
Mobile communication sales to Europe	482	21,698	22,180
Mobile communication sales to other geographic areas	4,576	15,362	19,938
Guidance and stabilization sales to the United States	13,807	—	13,807
Guidance and stabilization sales to Canada	13,982	—	13,982
Guidance and stabilization sales to Europe	4,351	—	4,351
Guidance and stabilization sales to other geographic areas	10,531	—	10,531
Intercompany sales	5,366	3,902	9,268
Subtotal	139,304	42,555	181,859
Eliminations	(5,366)	(3,902)	(9,268)
Net sales	$133,938	$38,653	$172,591
Segment net (loss) income	$(1,390)	$1,431	$41
Depreciation and amortization	$4,532	$5,455	$9,987
Total assets	$127,920	$107,917	$235,837

	Sales Originating From
Year ended December 31, 2013	Americas	Europe and Asia	Total
Mobile communication sales to the United States	$78,729	$1,099	$79,828
Mobile communication sales to Canada	462	39	501
Mobile communication sales to Europe	455	18,571	19,026
Mobile communication sales to other geographic areas	3,596	5,200	8,796
Guidance and stabilization sales to the United States	7,892	—	7,892
Guidance and stabilization sales to Canada	13,810	—	13,810
Guidance and stabilization sales to Europe	7,421	—	7,421
Guidance and stabilization sales to other geographic areas	25,014	—	25,014
Intercompany sales	3,465	2,184	5,649
Subtotal	140,844	27,093	167,937
Eliminations	(3,465)	(2,184)	(5,649)
Net sales	$137,379	$24,909	$162,288
Segment net income (loss)	$5,260	$(727)	$4,533
Depreciation and amortization	$4,521	$1,473	$5,994
Total assets	$136,051	$47,798	$183,849

KVH INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2014, 2013, and 2012
(in thousands except share and per share amounts)

	Sales Originating From
Year ended December 31, 2012	North America	Europe	Total
Mobile communication sales to the United States	$62,857	$—	$62,857
Mobile communication sales to Canada	777	—	777
Mobile communication sales to Europe	417	15,255	15,672
Mobile communication sales to other geographic areas	3,936	4,443	8,379
Guidance and stabilization sales to the United States	8,632	—	8,632
Guidance and stabilization sales to Canada	10,736	—	10,736
Guidance and stabilization sales to Europe	11,793	—	11,793
Guidance and stabilization sales to other geographic areas	18,266	—	18,266
Intercompany sales	8,485	2,064	10,549
Subtotal	125,899	21,762	147,661
Eliminations	(8,485)	(2,064)	(10,549)
Net sales	$117,414	$19,698	$137,112
Segment net income	$4,316	$(736)	$3,580
Depreciation and amortization	$4,116	$494	$4,610
Total assets	$118,076	$19,492	$137,568

(14)    Share Buyback Program
On November 26, 2008, the Company’s Board of Directors authorized a program to repurchase up to 1,000,000 shares of the Company’s common stock. As of December 31, 2014, 341,009 shares of the Company’s common stock remain available for repurchase under the authorized program. The repurchase program is funded using the Company’s existing cash, cash equivalents, marketable securities and future cash flows. Under the repurchase program, the Company, at management’s discretion, may repurchase shares on the open market from time to time, in privately negotiated transactions or block transactions, or through an accelerated repurchase agreement. The timing of such repurchases depends on availability of shares, price, market conditions, alternative uses of capital, and applicable regulatory requirements. The program may be modified, suspended or terminated at any time without prior notice. The repurchase program has no expiration date. There were no other repurchase programs outstanding during the year ended December 31, 2014 and no repurchase programs expired during the period.
During the years ended December 31, 2014, 2013, and 2012 the Company did not repurchase any shares of its common stock in open market transactions.

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

Level 2:
Quoted prices for similar assets or liabilities in active markets; or observable prices that are based on observable market data, based on directly or indirectly market-corroborated inputs. The Company’s Level 2 assets are investments in municipal bonds and its Level 2 liabilities are interest rate swaps.

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

(d)
The valuations of municipal bonds are determined utilizing standard pricing procedures of the Company’s investment brokerage firm, which include various third-party pricing services.  These procedures also require specific price monitoring practices as well as pricing review reports, valuation oversight, and pricing challenge procedures to maintain an accurate representation of investment fair market value.

The following tables present financial assets and liabilities at December 31, 2014 and December 31, 2013 for which the Company measures fair value on a recurring basis, by level, within the fair value hierarchy:

December 31, 2014	Total	Level 1	Level 2	Level 3	Valuation Technique
Assets
Money market mutual funds	$6,824	$6,824	$—	$—	(a)
Government agency bonds	3,502	3,502	—	—	(a)
United States treasuries	4,006	4,006	—	—	(a)
Corporate notes	4,667	4,667	—	—	(a)
Certificates of deposit	4,155	4,155	—	—	(a)
Municipal bonds	1,359	—	1,359	—	(d)
Liabilities
Interest rate swaps	$295	$—	$295	$—	(b)
December 31, 2013	Total	Level 1	Level 2	Level 3	Valuation Technique
Assets
Money market mutual funds	$19,957	$19,957	$—	$—	(a)
Government agency bonds	8,041	8,041	—	—	(a)
United States treasuries	7,509	7,509	—	—	(a)
Corporate notes	8,453	8,453	—	—	(a)
Certificates of deposit	2,426	2,426	—	—	(a)
Foreign currency forward contracts	114	—	114	—	(c)
Liabilities
Interest rate swaps	$332	$—	$332	$—	(b)
Certain financial instruments are carried at cost on the consolidated balance sheets, which approximates fair value due to their short-term, highly liquid nature. These instruments include cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses.
Assets Measured and Recorded at Fair Value on a Nonrecurring Basis

The Company's non-financial assets and liabilities, such as goodwill, intangible assets, and other long-lived assets resulting from business combinations, are measured at fair value using income approach valuation methodologies at the date of acquisition and subsequently re-measured if there are indicators of impairment. There were no indicators of impairment identified during the year ended December 31, 2014.  As of December 31, 2014, the Company did not have any other non-financial assets and liabilities that were carried at fair value on a recurring basis in the consolidated financial statements or for which a fair value measurement was required.

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
As required by ASC Topic 815, Derivatives and Hedging, the Company records all derivatives on the balance sheet at fair value. As of December 31, 2014, the fair value of the derivatives is included in other accrued liabilities and the unrealized loss is included in other comprehensive loss.
As of December 31, 2014, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivatives	Notional (in thousands)	Asset (Liability)	Effective Date	Maturity Date	Index	Strike Rate
Interest rate swap	$1,634	(142)	April 1, 2010	April 1, 2019	1-month LIBOR	5.91%
Interest rate swap	$1,634	(153)	April 1, 2010	April 1, 2019	1-month LIBOR	6.07%

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

(18)    Quarterly Financial Results (Unaudited)

The following financial information for interim periods includes transactions which affect comparability of the quarterly results for the year ended December 31, 2014. During the second quarter of 2013 and the third quarter of 2014, the Company acquired Headland Media Limited (now known as KVH Media Group) and Videotel, respectively, as described in Note 9 “Acquisitions,” resulting in increased service sales and service gross margins.
Financial information for interim periods was as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share amounts)
2014
Product sales	$18,007	$20,998	$16,862	$25,276
Service sales	18,978	19,924	27,388	25,158
Gross profit	14,593	17,485	18,802	22,567
Net (loss) income	$(1,123)	$55	$151	$958
Net (loss) income per share (a):
Basic	$(0.07)	$0.00	$0.01	$0.06
Diluted	$(0.07)	$0.00	$0.01	$0.06
2013
Product sales	$25,216	$25,886	$20,331	$18,862
Service sales	14,711	17,311	19,885	20,086
Gross profit	15,769	18,026	16,527	15,390
Net (loss) income	1,963	1,549	1,386	(365)
Net (loss) income per share (a):
Basic	$0.13	$0.10	$0.09	$(0.02)
Diluted	$0.13	$0.10	$0.09	$(0.02)

(a)
Net (loss) income per share is computed independently for each of the quarters. Therefore, the net (loss) income per share for the four quarters may not equal the annual net (loss) income per share data.