Form 10-Q
period 2015-03-31
KVH INDUSTRIES INC \DE\
filed 2015-05-11
CIK 1007587

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2015
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Date	Class	Outstanding shares
May 6, 2015	Common Stock, par value $0.01 per share	16,071,202

KVH INDUSTRIES, INC. AND SUBSIDIARIES
Form 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1.    Financial Statements
KVH INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31, 2015	December 31, 2014
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$18,379	$25,289
Marketable securities	31,044	24,513
Accounts receivable, net of allowance for doubtful accounts of $3,433 and $2,723 as of March 31, 2015 and December 31, 2014, respectively	33,787	39,936
Inventories	18,648	17,424
Prepaid expenses and other assets	4,214	2,953
Current deferred income tax asset	2,790	2,772
Total current assets	108,862	112,887
Property and equipment, less accumulated depreciation of $42,193 and $41,486 as of March 31, 2015 and December 31, 2014, respectively	41,279	41,696
Intangible assets, less accumulated amortization of $7,253 and $5,864 as of March 31, 2015 and December 31, 2014, respectively	30,820	33,641
Goodwill	36,735	40,454
Other non-current assets	4,692	4,469
Non-current deferred income tax asset	2,733	2,690
Total assets	$225,121	$235,837
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,671	$12,460
Accrued compensation and employee-related expenses	4,762	4,932
Accrued other	8,827	10,963
Accrued product warranty costs	1,714	1,853
Deferred revenue	7,774	7,791
Current portion of long-term debt	6,198	6,188
Liability for uncertain tax positions	3,401	3,500
Total current liabilities	44,347	47,687
Other long-term liabilities	1,350	1,459
Long-term debt, excluding current portion	63,135	64,687
Non-current deferred income tax liability	5,197	5,464
Total liabilities	$114,029	$119,297
Commitments and contingencies (notes 2, 9 and 11)
Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 1,000,000 shares; none issued	—	—
Common stock, $0.01 par value. Authorized 30,000,000 shares; 17,281,880 and 17,152,743 shares issued at March 31, 2015 and December 31, 2014, respectively; and 15,622,889 and 15,493,752 shares outstanding at March 31, 2015 and December 31, 2014, respectively	172	172
Additional paid-in capital	121,904	121,084
Retained earnings	10,459	11,881
Accumulated other comprehensive loss	(8,293)	(3,447)
	124,242	129,690
Less: treasury stock at cost, common stock, 1,658,991 shares as of March 31, 2015 and December 31, 2014	(13,150)	(13,150)
Total stockholders’ equity	111,092	116,540
Total liabilities and stockholders’ equity	$225,121	$235,837

See accompanying Notes to Unaudited Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except earnings per share amounts, unaudited)

	Three Months Ended
	March 31,
	2015	2014
Sales:
Product	$15,386	$18,007
Service	25,919	18,978
Net sales	41,305	36,985
Costs and expenses:
Costs of product sales	10,485	11,332
Costs of service sales	13,260	11,060
Research and development	3,750	3,667
Sales, marketing and support	8,080	7,470
General and administrative	7,638	5,150
Total costs and expenses	43,213	38,679
Loss from operations	(1,908)	(1,694)
Interest income	148	210
Interest expense	368	191
Other income, net	413	107
Loss before income tax benefit	(1,715)	(1,568)
Income tax benefit	(293)	(445)
Net loss	$(1,422)	$(1,123)

Net loss per common share
Basic and diluted	$(0.09)	$(0.07)
Weighted average number of common shares outstanding:
Basic and diluted	15,538	15,313

See accompanying Notes to Unaudited Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands, unaudited)

	Three Months Ended
	March 31,
	2015	2014
Net loss	$(1,422)	$(1,123)
Other comprehensive (loss) income, net of tax:
Unrealized gain on available-for-sale securities	2	8
Foreign currency translation adjustment	(4,835)	248
Unrealized (loss) gain on derivative instruments	(13)	9
Other comprehensive (loss) income, net of tax	(4,846)	265
Total comprehensive loss	$(6,268)	$(858)

See accompanying Notes to Unaudited Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Three Months Ended
	March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(1,422)	$(1,123)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Provision for doubtful accounts	502	47
Depreciation and amortization	3,129	1,693
Deferred income taxes	(426)	(289)
Loss on sale of fixed assets	39	—
Loss on derivative instruments	13	21
Compensation expense related to stock-based awards and employee stock purchase plan	958	1,003
Changes in operating assets and liabilities:
Accounts receivable	734	(698)
Inventories	(1,214)	(459)
Prepaid expenses and other assets	(565)	(984)
Other non-current assets	(428)	245
Accounts payable	(813)	(421)
Deferred revenue	5,418	907
Accrued expenses	(2,710)	(503)
Other long-term liabilities	(11)	(10)
Net cash provided by (used in) operating activities	$3,204	$(571)
Cash flows from investing activities:
Capital expenditures	(1,270)	(771)
Purchases of marketable securities	(9,625)	(9,287)
Maturities and sales of marketable securities	3,095	14,256
Net cash (used in) provided by investing activities	$(7,800)	$4,198
Cash flows from financing activities:
Repayments of long-term debt	(1,543)	(314)
Payment of employee restricted stock withholdings	(344)	(481)
Proceeds from stock options exercised and employee stock purchase plan	197	129
Net cash used in financing activities	$(1,690)	$(666)
Effect of exchange rate changes on cash and cash equivalents	(624)	(36)
Net (decrease) increase in cash and cash equivalents	(6,910)	2,925
Cash and cash equivalents at beginning of period	25,289	9,358
Cash and cash equivalents at end of period	$18,379	$12,283

See accompanying Notes to Unaudited Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited, all amounts in thousands except per share amounts)

(1)    Description of Business

KVH Industries, Inc. (together with its subsidiaries, the Company or KVH) designs, develops, manufactures and markets mobile communications products and services for the marine and land mobile markets, and navigation, guidance, and stabilization products for both the defense and commercial markets.

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

KVH’s mobile communications service sales represent primarily sales earned from satellite voice and Internet airtime services. KVH provides, for monthly fixed and usage fees, satellite connectivity services, including broadband Internet, data and Voice over Internet Protocol (VoIP) services, to its TracPhone V-series customers. Mobile communications services sales also include the distribution of commercially licensed entertainment, including news, sports, music, and movies to commercial and leisure customers in the maritime, hotel, and retail markets through KVH Media Group (acquired as Headland Media Limited), the media and entertainment service company that KVH acquired on May 11, 2013, and the distribution of training films and e-Learning computer-based training courses to commercial customers in the maritime market through Super Dragon Limited and Videotel Marine Asia Limited (together referred to as Videotel), a maritime training services company that KVH acquired on July 2, 2014. KVH also earns monthly usage fees from third-party satellite connectivity services, including voice, data and Internet services, provided to its Inmarsat and Iridium customers who choose to activate their subscriptions with KVH. Mobile communications service sales also include engineering services provided under development contracts, sales from product repairs, and extended warranty sales.

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

(2)     Summary of Significant Accounting Policies

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
The consolidated financial statements have not been audited by the Company's independent registered public accounting firm and include all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations, and cash flows for the periods presented. These consolidated financial statements do not include all disclosures associated with annual financial statements and accordingly should be read in conjunction with the Company’s consolidated financial statements and related notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2014 filed on March 17, 2015 with the Securities and Exchange Commission. The results for the three months ended March 31, 2015 are not necessarily indicative of operating results for the remainder of the year.

Significant Estimates and Assumptions
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of sales and expenses during the reporting periods. As described in the Company's annual report on Form 10-K, the most significant estimates and assumptions by management affect the Company’s revenue recognition, valuation of accounts receivable, valuation of inventory, assumptions used to determine fair value of goodwill and intangible assets, deferred tax assets and related valuation allowance, stock-based compensation, warranty and accounting for contingencies. The Company has reviewed these estimates and determined that these remain the most significant estimates for the three months ended March 31, 2015. There have been no material changes to the significant accounting policies previously disclosed in the Company’s annual report on Form 10-K for the year ended December 31, 2014.
Although the Company regularly assesses these estimates, actual results could differ materially from these estimates. Changes in estimates are recorded in the period in which they become known. The Company bases its estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances.
The Company has accounted for its $19,000 contract received in October 2014 from an international military customer to purchase TACNAV products and services under ASC 605-25, Multiple-Element Arrangements. This contract includes program management and engineering services expected to be delivered through 2017 and hardware shipments expected to be fulfilled in 2015 and 2016, as well as out-year support services. The revenue for these services is recognized using the proportional performance accounting method. The Company limits the amount of revenue recognized for delivered elements to the amount that is not contingent on the future delivery of products or services, future performance obligations, or subject to customer-specific return or refund privileges. Total revenue recognized on this contract for the three months ended March 31, 2015 and the year ended December 31, 2014 was approximately $300 and $1,100, respectively.

(3)     Recently Announced Accounting Pronouncements

Revenue from Contracts

In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-09, "Revenue from Contracts with Customers" ("ASU 2014-09"), regarding ASC Topic 606 of the same nomenclature. ASU 2014-09 represents the culmination of efforts by the FASB and the International Accounting Standards Board to issue a common revenue standard. In April 2015, the FASB voted to propose a deferral of the effective date of the new revenue recognition standard by one year, which would result in ASU 2014-09 becoming effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Many of the Company's revenue sources are not within the scope of this new standard, and the Company is evaluating whether the adoption of ASU 2014-09 for those revenue sources that are in scope will have a material effect on the Company's consolidated statements of financial condition, results of operations or cash flows.

There are no other recent accounting pronouncements that have been issued by the FASB that would have a material impact on the financial statements of the Company.

(4)	Marketable Securities
Included in marketable securities as of March 31, 2015 and December 31, 2014 are the following:

March 31, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market mutual funds	$14,997	$—	$—	$14,997
Government agency bonds	3,505	—	(1)	3,504
United States treasuries	3,001	4	—	3,005
Corporate notes	3,605	3	—	3,608
Certificates of deposit	5,155	—	—	5,155
Municipal bonds	775	—	—	775
Total marketable securities designated as available-for-sale	$31,038	$7	$(1)	$31,044

December 31, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market mutual funds	$6,824	$—	$—	$6,824
Government agency bonds	3,505	—	(3)	3,502
United States treasuries	4,002	4	—	4,006
Corporate notes	4,665	2	—	4,667
Certificates of deposit	4,155	—	—	4,155
Municipal bonds	$1,358	$1	$—	$1,359
Total marketable securities designated as available-for-sale	$24,509	$7	$(3)	$24,513
The amortized costs and fair value of debt securities as of March 31, 2015 and December 31, 2014 are shown below by effective maturity. Effective maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

March 31, 2015	Amortized Cost	Fair Value
Due in less than one year	$7,162	$7,168
Due after one year and within two years	8,879	8,879
	$16,041	$16,047
December 31, 2014	Amortized Cost	Fair Value
Due in less than one year	$7,663	$7,668
Due after one year and within two years	10,022	10,021
	$17,685	$17,689
The Company realized gains of $30 and $32 from marketable securities during the three months ended March 31, 2015 and 2014, respectively.

(5)     Stock-Based Compensation
The Company recognizes stock-based compensation in accordance with the provisions of ASC Topic 718, Compensation--Stock-Based Compensation. Stock-based compensation expense was $958 and $1,003 for the three months ended March 31, 2015 and 2014, respectively. As of March 31, 2015, there was $2,510 of total unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted-average period of 2.68 years. As of March 31, 2015, there was $5,373 of total unrecognized compensation expense related to restricted stock awards, which is expected to be recognized over a weighted-average period of 2.96 years.
The Company granted 163 and 225 restricted stock awards to employees under the terms of the Amended and Restated 2006 Stock Incentive Plan during the three months ended March 31, 2015 and 2014, respectively. The restricted stock awards vest ratably over four years from the date of grant subject to the recipient remaining employed through the applicable vesting dates. Compensation expense for restricted stock awards is measured at fair value on the date of grant based on the number of shares granted and the quoted market closing price of the Company’s common stock. Such value is recognized as expense over the vesting period of the award, net of estimated forfeitures.
The Company granted 95 and 0 stock options to employees under the terms of the Amended and Restated 2006 Stock Incentive Plan during the three months ended March 31, 2015 and 2014, respectively.
The fair value of stock options granted during the three months ended March 31, 2015 was estimated as of the date of grant using the Black-Scholes option-pricing model. The weighted-average fair value per share for all options granted during the three months ended March 31, 2015 was $12.76. The weighted-average assumptions used to value options as of their grant date were as follows:

Three Months Ended
March 31, 2015
Risk-free interest rate	1.54%
Expected volatility	44.30%
Expected life (in years)	4.18
Dividend yield	0%

(6)     Net Loss per Common Share

Basic net loss per share is calculated based on the weighted average number of common shares outstanding during the period. Diluted net loss per share incorporates the dilutive effect of common stock equivalent options, warrants and other convertible securities, if any, as determined with the treasury stock accounting method. For the three months ended March 31, 2015 and 2014, since there was a net loss, the Company excluded all outstanding stock options and non-vested restricted shares from its diluted loss per share calculation, as inclusion of these securities would have reduced the net loss per share.
A reconciliation of the basic and diluted weighted average common shares outstanding is as follows:

	Three Months Ended
	March 31,
	2015	2014
Weighted average common shares outstanding—basic	15,538	15,313
Dilutive common shares issuable in connection with stock plans	—	—
Weighted average common shares outstanding—diluted	15,538	15,313

(7)     Inventories
Inventories are stated at the lower of cost or market using the first-in first-out costing method. Inventories as of March 31, 2015 and December 31, 2014 include the costs of material, labor, and factory overhead. Components of inventories consist of the following:

	March 31, 2015	December 31, 2014
Raw materials	$9,605	$8,619
Work in process	3,052	2,896
Finished goods	5,991	5,909
	$18,648	$17,424

(8)     Product Warranty
The Company’s products carry limited warranties that typically range from one to four years and vary by product. The warranty period begins on the date of retail purchase or lease by the original purchaser. The Company accrues estimated product warranty costs at the time of sale and any additional amounts are recorded when such costs are probable and can be reasonably estimated. Factors that affect the Company’s warranty liability include the number of units sold or leased, historical and anticipated rates of warranty repairs and the cost per repair. Warranty and related costs are reflected within sales, marketing and support in the accompanying statements of operations. As of March 31, 2015 and December 31, 2014, the Company had accrued product warranty costs of $1,714 and $1,853, respectively.

The following table summarizes product warranty activity during 2015 and 2014:

	Three Months Ended
	March 31,
	2015	2014
Beginning balance	$1,853	$1,269
Charges to expense	57	434
Costs incurred	(196)	(336)
Ending balance	$1,714	$1,367

(9)     Debt
Long-term debt consists of the following:

	March 31, 2015	December 31, 2014
Term note	62,563	63,781
Mortgage loan	3,231	3,268
Equipment loan	3,539	3,826
Total	69,333	70,875
Less amounts classified as current	6,198	6,188
Long-term debt, excluding current portion	$63,135	$64,687
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
The $65,000 Term Note was executed on July 1, 2014 in connection with the acquisition of Videotel. See note 14 below for more information regarding the acquisition. Proceeds in the amount of $35,000 were applied toward the payment of a portion of the purchase price for the acquired shares of Videotel, and proceeds in the amount of approximately $30,000 were applied toward the refinancing of the then-outstanding balance of the Company’s previous credit facility. The Company must make principal repayments on the Term Loan in the amount of approximately $1,200 at the end of each of the first 8 three-month periods following the closing; thereafter, the Company must make principal repayments in the amount of approximately $1,600 for each succeeding three-month period until the maturity of the loan on July 1, 2019. The Company made the first payment on this debt in September 2014. On the maturity date, the entire remaining principal balance of the loan, including any future loans under the Revolver, is due and payable, together with all accrued and unpaid interest, penalties and other amounts due and payable under the Credit Agreement. The Credit Agreement contains provisions requiring the mandatory prepayment of amounts outstanding under the Term Loan and the Revolver under specified circumstances, including (i) 100% of the net cash proceeds from certain dispositions to the extent not reinvested in the Company’s business within a stated period, (ii) 50% of the net cash proceeds from stated equity issuances and (iii) 100% of the net cash proceeds from certain receipts of more than $250 outside the ordinary course of business. The prepayments are first applied to the Term Loan, in inverse order of maturity, and then to the Revolver. In the discretion of the Administrative Agent, certain mandatory prepayments made on the Revolver can permanently reduce the amount of credit available under the Revolver.
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
Borrowings under the Revolver are subject to the satisfaction of numerous conditions precedent at the time of each borrowing, including the continued accuracy of the Company’s representations and warranties and the absence of any default under the Credit Agreement. As of March 31, 2015, there were no borrowings outstanding under the Revolver.
The Credit Agreement contains two financial covenants, a Maximum Consolidated Leverage Ratio and a Minimum Consolidated Fixed Charge Coverage Ratio, each as defined in the Credit Agreement. The Maximum Consolidated Leverage Ratio was initially 2.25:1.00 and declined to 1.50:1.00 on December 31, 2014 and declines to 1.00:1.00 on September 30, 2015. The Minimum Consolidated Fixed Charge Coverage Ratio may not be less than 1.25:1.00 at any time after December 31, 2014. The Company was in compliance with these financial ratio debt covenants as of March 31, 2015. The Credit Agreement imposes certain other affirmative and negative covenants, including without limitation covenants with respect to the payment of taxes and other obligations, compliance with laws, entry into material contracts, creation of liens, incurrence of indebtedness, investments, dispositions, fundamental changes, restricted payments, changes in the nature of the Company’s business, transactions with affiliates, corporate and accounting changes, and sale and leaseback arrangements.
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
Mortgage Loan
On April 6, 2009, the Company entered into a mortgage loan in the amount of $4,000 related to its headquarters facility in Middletown, Rhode Island. On June 9, 2011, the Company entered into an amendment to the mortgage loan. The loan term is ten years, with a principal amortization of 20 years, and the interest rate will be a rate per year adjusted periodically based on a defined interest period equal to the BBA LIBOR Rate plus 2.00 percentage points. Land, building and improvements with an approximate carrying value of $5,000 as of March 31, 2015 secure the mortgage loan. The monthly mortgage payment is approximately $12 plus interest and increases in increments of approximately $1 each year throughout the life of the mortgage. Due to the difference in the term of the loan and amortization of the principal, a balloon payment of $2,551 is due on April 1, 2019. The loan contains one financial covenant, a Fixed Charge Coverage Ratio, which applies in the event that the Company's consolidated cash, cash equivalents and marketable securities balance falls below $25,000 at any time. As the Company's consolidated cash, cash equivalents, and marketable securities balance was above the minimum threshold throughout the three months ended March 31, 2015, the Fixed Charge Coverage Ratio did not apply. Under the mortgage loan the Company may prepay its outstanding loan balance subject to certain early termination charges as defined in the mortgage loan agreement. If the Company were to default on its mortgage loan, the land, building and improvements would be used as collateral. As discussed in Note 17 to the consolidated financial statements, effective April 1, 2010, in order to reduce the volatility of cash outflows that arise from changes in interest rates, the Company entered into two interest rate swap agreements that are intended to hedge its mortgage interest obligations by fixing the interest rates specified in the mortgage loan to 5.91% for half of the principal amount outstanding and 6.07% for the remaining half of the principal amount outstanding as of April 1, 2010 until the mortgage loan expires on April 16, 2019.
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
The Company operates in two geographic segments, exclusively in the mobile communications, navigation and guidance and stabilization equipment industry, which it considers to be a single business activity. The Company has two primary product categories: mobile communication and guidance and stabilization. Mobile communication sales and services include marine, land mobile, and automotive communication equipment and satellite-based voice, television and Broadband Internet connectivity services; the distribution of commercially licensed news, sports, movies, and music content for commercial and leisure customers in the maritime, hotel, and retail markets; and the distribution of training films and e-Learning computer-based training courses to commercial customers in the maritime market.
Guidance and stabilization sales and services include sales of defense-related and commercial navigation and guidance and stabilization equipment based upon digital compass and FOG sensor technology. Mobile communication and guidance and stabilization sales also include development contract revenue, product repairs and extended warranty sales.
The following table summarizes information regarding the Company’s operations by geographic segment:

	Sales Originating From
Three months ended March 31, 2015	Americas	Europe and Asia	Total
Mobile communication sales to the United States	$22,046	$435	$22,481
Mobile communication sales to Canada	255	16	271
Mobile communication sales to Europe	98	5,039	5,137
Mobile communication sales to other geographic areas	1,334	7,020	8,354
Guidance and stabilization sales to the United States	1,085	—	1,085
Guidance and stabilization sales to Canada	2,210	—	2,210
Guidance and stabilization sales to Europe	847	—	847
Guidance and stabilization sales to other geographic areas	920	—	920
Intercompany sales	1,168	798	1,966
Subtotal	29,963	13,308	43,271
Eliminations	(1,168)	(798)	(1,966)
Net sales	$28,795	$12,510	$41,305
Segment net loss	$(1,154)	$(268)	$(1,422)
Depreciation and amortization	$1,176	$1,953	$3,129
Total assets	$142,814	$82,307	$225,121

	Sales Originating From
Three months ended March 31, 2014	Americas	Europe and Asia	Total
Mobile communication sales to the United States	$20,677	$320	$20,997
Mobile communication sales to Canada	170	15	185
Mobile communication sales to Europe	27	5,821	5,848
Mobile communication sales to other geographic areas	864	1,081	1,945
Guidance and stabilization sales to the United States	1,973	—	1,973
Guidance and stabilization sales to Canada	3,182	—	3,182
Guidance and stabilization sales to Europe	1,101	—	1,101
Guidance and stabilization sales to other geographic areas	1,754	—	1,754
Intercompany sales	1,576	876	2,452
Subtotal	31,324	8,113	39,437
Eliminations	(1,576)	(876)	(2,452)
Net sales	$29,748	$7,237	$36,985
Segment net (loss) income	$(1,196)	$73	$(1,123)
Depreciation and amortization	$1,131	$562	$1,693
Total assets	$165,229	$17,754	$182,983

(11)     Legal Matters

From time to time, the Company is involved in litigation incidental to the conduct of its business. In the ordinary course of business, the Company is a party to inquiries, legal proceedings and claims including, from time to time, disagreements with vendors and customers.

On March 3, 2015, Advanced Media Networks, L.L.C. filed suit in the United States District Court for the District of Rhode Island against the Company for allegedly infringing two of its patents, seeking unspecified monetary damages and other relief.  The complaint has not been formally served yet.  Both of the asserted patents are currently being reexamined by the U.S. Patent & Trademark Office.  The Company intends to defend vigorously against this lawsuit, but the outcome of this matter is inherently uncertain.  Due to the very early stage of the litigation, the potential range of loss related to this matter cannot be determined, but the outcome could have a materially adverse effect on the Company’s Mobile Broadband business, financial condition and results of operations.

(12)     Share Buyback Program
On November 26, 2008, the Company’s Board of Directors authorized a program to repurchase up to 1,000,000 shares of the Company’s common stock. As of March 31, 2015, 341,009 shares of the Company’s common stock remain available for repurchase under the authorized program. The repurchase program is funded using the Company’s existing cash, cash equivalents, marketable securities and future cash flows. Under the repurchase program, the Company, at management’s discretion, may repurchase shares on the open market from time to time, in privately negotiated transactions or block transactions, or through an accelerated repurchase agreement. The timing of such repurchases depends on availability of shares, price, market conditions, alternative uses of capital, and applicable regulatory requirements. The program may be modified, suspended or terminated at any time without prior notice. The repurchase program has no expiration date. There were no other repurchase programs outstanding during the three months ended March 31, 2015 and no repurchase programs expired during the period.
During the three months ended March 31, 2015 or 2014, the Company did not repurchase any shares of its common stock.

(13)     Fair Value Measurements
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

(c)
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

The following tables present financial assets and liabilities at March 31, 2015 and December 31, 2014 for which the Company measures fair value on a recurring basis, by level, within the fair value hierarchy:

March 31, 2015	Total	Level 1	Level 2	Level 3	Valuation Technique
Assets
Money market mutual funds	$14,997	$14,997	$—	$—	(a)
Government agency bonds	4	4	—	—	(a)
United States treasuries	3,005	3,005	—	—	(a)
Corporate notes	3,608	3,608	—	—	(a)
Certificates of deposit	5,155	5,155	—	—	(a)
Municipal bonds	775	—	775	—	(b)
Liabilities
Interest rate swaps	308	—	308	—	(c)

December 31, 2014	Total	Level 1	Level 2	Level 3	Valuation Technique
Assets
Money market mutual funds	$6,824	$6,824	$—	$—	(a)
Government agency bonds	3,502	3,502	—	—	(a)
United States treasuries	4,006	4,006	—	—	(a)
Corporate notes	4,667	4,667	—	—	(a)
Certificates of deposit	4,155	4,155	—	—	(a)
Municipal bonds	1,359	—	1,359	—	(b)
Liabilities
Interest rate swaps	295	—	295	—	(c)

Certain financial instruments are carried at cost on the consolidated balance sheets, which approximates fair value due to their short-term, highly liquid nature. These instruments include cash and cash equivalents, accounts receivable, accounts payable and accrued expenses.

Assets Measured and Recorded at Fair Value on a Nonrecurring Basis

The Company's non-financial assets and liabilities, such as goodwill, intangible assets and other long-lived assets resulting from business combinations, are measured at fair value using income approach valuation methodologies at the date of acquisition and subsequently re-measured if there are indicators of impairment. There were no indicators of impairment identified during the three months ended March 31, 2015. As of March 31, 2015, the Company did not have any other non-financial assets or liabilities that were carried at fair value on a recurring basis in the consolidated financial statements or for which a fair value measurement was required.

(14)     Acquisitions
Videotel
On July 2, 2014, KVH Media Group Limited (KMG UK), an indirectly wholly owned subsidiary of KVH, entered into a Share Purchase Agreement with Nigel Cleave to acquire all of the issued share capital of Super Dragon Limited and Videotel Marine Asia Limited, for an aggregate purchase price of approximately $47,446, which excluded $1,719 of cash consideration that was considered deferred compensation under purchase accounting rules. The Company expensed approximately $189 related to the deferred compensation during the three months ended March 31, 2015. Videotel is a maritime training services company headquartered in London that produces and distributes training films and e-Learning computer-based training courses to commercial customers in the maritime market. Videotel also has sales offices in Hong Kong and Singapore. The acquisition was consummated on the same day. The purchase price was determined through arm’s-length negotiation and is subject to a potential post-closing adjustment based on the value of the net assets delivered at the closing.
The Share Purchase Agreement contains certain representations, warranties, covenants and indemnification provisions. The Share Purchase Agreement provides that 10% of the purchase price shall be held in escrow for a period of approximately 21 months after the closing in order to satisfy valid indemnification claims that KMG UK may assert for specified breaches of representations, warranties and covenants. The escrow and holdback amounts of approximately $6,000 were funded during the three months ended March 31, 2015.
In the Share Purchase Agreement, Mr. Cleave agreed to comply with certain confidentiality, non-competition and non-solicitation covenants with respect to the business of Videotel for a period of 18 months after the closing.
The total purchase price and the excess of the total purchase price over the estimated fair value of the net assets acquired are as follows:

Consideration transferred—cash		$47,446
Book value of tangible net assets acquired	$1,732
Fair value adjustments to deferred revenue	961
Fair value of tangible net assets acquired		2,693
Identifiable intangibles at acquisition-date fair value
Customer relationships	12,759
Proprietary content	9,814
Internally developed software	2,160
Favorable operating leases	791
Total intangible assets		25,524
Deferred income taxes		(3,922)
Goodwill		$23,151
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

The acquired finite-lived intangible assets from the Videotel acquisition were recorded at their estimated fair value of $25,524 on the acquisition date. Refer to Note 15 to the consolidated financial statements for the classification of Videotel intangible assets including their useful lives.

Since the acquisition on July 2, 2014, the Company has recorded approximately $16,300 of service revenue attributable to Videotel within its consolidated financial statements, of which $5,900 was recorded during the three months ended March 31, 2015.

Pro Forma Financial Information
The following table provides certain supplemental statements of operations information on an unaudited pro forma basis as if the Videotel acquisition had occurred on January 1, 2014:

Three Months Ended March 31, 2014
Pro forma net revenues	$42,633
Pro forma net loss	$(446)
Basic and diluted pro forma net loss per share	$(0.03)
The pro forma results presented above are for illustrative purposes only for the period presented and do not purport to be indicative of the actual results which would have occurred had the transaction been completed as of the beginning of the period, nor are they indicative of results of operations which may occur in the future.

(15)     Goodwill and Intangible Assets

Goodwill
The following table sets forth the changes in the carrying amount of goodwill for the three months ended March 31, 2015:

Amounts
Balance at December 31, 2014	$40,454
Foreign currency translation adjustment	(3,719)
Balance at March 31, 2015	$36,735

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
Intangible Assets
The changes in the carrying amount of intangible assets during the three months ended March 31, 2015 are as follows:

Amounts
Balance at December 31, 2014	$33,641
Amortization expense	(1,442)
Foreign currency translation adjustment	(1,379)
Balance at March 31, 2015	$30,820

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
Acquired intangible assets are subject to amortization. The following table summarizes acquired intangible assets at March 31, 2015 and December 31, 2014, respectively:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
March 31, 2015
Subscriber relationships	$19,164	$2,748	$16,416
Distribution rights	4,721	638	4,083
Internally developed software	2,441	731	1,710
Proprietary content	8,770	1,540	7,230
Intellectual property	2,285	1,485	800
Favorable lease	692	111	581
	$38,073	$7,253	$30,820
December 31, 2014
Subscriber relationships	$19,919	$2,165	$17,754
Distribution rights	4,915	558	4,357
Internally developed software	2,529	569	1,960
Proprietary content	9,137	1,094	8,043
Intellectual property	2,284	1,403	881
Favorable lease	721	75	646
	$39,505	$5,864	$33,641

Estimated future amortization expense remaining at March 31, 2015 for intangible assets acquired is as follows:

Year Ending
December 31,
2015	$3,972
2016	5,177
2017	5,017
2018	4,554
2019	3,402
Thereafter	8,698
Total future amortization expense	$30,820
For intangible assets, the Company assesses the carrying value of these assets whenever events or circumstances indicate that the carrying value may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset, or asset group, to the future undiscounted cash flows expected to be generated by the asset, or asset group. There were no events or changes in circumstances during the first quarter of 2015 which indicated that an assessment of the impairment of goodwill and intangible assets was required.

(16)     Business and Credit Concentrations
Significant portions of the Company’s net sales are as follows:

	Three Months Ended
	March 31,
	2015	2014
Net sales to foreign customers outside the U.S. and Canada	36.9%	29.0%

No single customer accounted for 10% or more of consolidated net sales for the first quarter of 2015 or 2014 or accounts receivable at March 31, 2015 or December 31, 2014.

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
As required by ASC Topic 815, Derivatives and Hedging, the Company records all derivatives on the balance sheet at fair value. As of March 31, 2015, the fair value of the derivatives is included in other accrued liabilities and the unrealized loss is included in accumulated other comprehensive loss.
As of March 31, 2015, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivatives	Notional (in thousands)	Asset (Liability)	Effective Date	Maturity Date	Index	Strike Rate
Interest rate swap	$1,616	(149)	April 1, 2010	April 1, 2019	1-month LIBOR	5.91%
Interest rate swap	$1,616	(159)	April 1, 2010	April 1, 2019	1-month LIBOR	6.07%

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Introduction

The statements included in this quarterly report on Form 10-Q, other than statements of historical fact, are forward-looking statements. Examples of forward-looking statements include statements regarding our future financial results, operating results, business strategies, projected costs, products, competitive positions and plans, customer preferences, consumer trends, anticipated product development, and objectives of management for future operations. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” or the negative of these terms or other comparable terminology. Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed in the section entitled “Risk Factors” in Item 1A of Part I of our annual report on Form 10-K for the year ended December 31, 2014. These and many other factors could affect our future financial and operating results, and could cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by us or on our behalf. For example, our expectations regarding certain items as a percentage of sales assume that we will achieve our anticipated sales goals. The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this report.

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
Our mobile communications service sales include sales earned from satellite voice and Internet airtime services, engineering services provided under development contracts, sales from product repairs, and extended warranty sales. Our mobile communications services sales also include our distribution of entertainment, including news, sports, music, and movies to commercial and leisure customers in the maritime, hotel, and retail markets through KVH Media Group (acquired as Headland Media Limited), the media and entertainment service company that we acquired on May 11, 2013, and the distribution of training films and e-Learning computer-based training courses to commercial customers in the maritime market through Super Dragon Limited and Videotel Marine Asia Limited (together referred to as Videotel), a maritime training services company that we acquired on July 2, 2014. We typically recognize revenue from media content sales ratably over the period of the service contract. We provide, for monthly fixed and usage fees, satellite connectivity services for broadband Internet, data and Voice over Internet Protocol (VoIP) service to our TracPhone V-series customers. We also earn monthly usage fees for third-party satellite connectivity for voice, data and Internet services to our Inmarsat and Iridium customers who choose to activate their subscriptions with us. Our service sales have grown as a percentage of total revenue from 24% of our net sales in 2011 to 34% in 2012 to 44% in 2013 to 54% in 2014 and to 63% in the three months ended March 31, 2015, a portion of which is attributable to our acquisitions of the KVH Media Group business in May 2013 and Videotel in July 2014.
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

We generate sales primarily from the sale of our mobile communications systems and services and our guidance and stabilization products and services. The following table provides, for the periods indicated, our sales by industry category:

	Three Months Ended
	March 31,
	2015	2014
Mobile communications	$36,243	$28,975
Guidance and stabilization	5,062	8,010
Net sales	$41,305	$36,985

We have historically derived a substantial portion of our sales from sales to customers located outside the United States. Notes 10 and 16 to the consolidated financial statements provide information regarding our sales to specific geographic regions.

Critical Accounting Policies and Significant Estimates
The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, sales and expenses, and related disclosure at the date of our financial statements. Our significant accounting policies are summarized in Note 1 to the consolidated financial statements in our annual report on Form 10-K for the year ended December 31, 2014.
As described in our annual report on Form 10-K for the year ended December 31, 2014, our most critical accounting policies and estimates upon which our consolidated financial statements were prepared were those relating to revenue recognition, valuation of accounts receivable, valuation of inventory, assumptions used to determine fair value of goodwill and intangible assets, deferred tax assets and related valuation allowance, stock-based compensation, warranty and accounting for contingencies. We have reviewed our policies and estimates and determined that these remain our most critical accounting policies and estimates for the three months ended March 31, 2015.
Readers should refer to our annual report on Form 10-K for the year ended December 31, 2014 under “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Critical Accounting Policies and Significant Estimates” for descriptions of these policies and estimates.

Results of Operations
The following table provides, for the periods indicated, certain financial data expressed as a percentage of net sales:

	Three Months Ended
	March 31,
	2015	2014
Sales:
Product	37.2%	48.7%
Service	62.8	51.3
Net sales	100.0	100.0
Cost and expenses:
Costs of product sales	25.4	30.6
Costs of service sales	32.1	29.9
Research and development	9.1	9.9
Sales, marketing and support	19.6	20.2
General and administrative	18.5	13.9
Total costs and expenses	104.7	104.5
Loss from operations	(4.7)	(4.5)
Interest income	0.4	0.6
Interest expense	0.9	0.5
Other income, net	1.0	0.3
Loss before income tax benefit	(4.2)	(4.1)
Income tax benefit	(0.7)	(1.2)
Net loss	(3.5)%	(2.9)%

Three Months Ended March 31, 2015 and 2014
Net Sales
Product sales decreased $2.6 million, or 15%, to $15.4 million for the three months ended March 31, 2015 from $18.0 million for the three months ended March 31, 2014. The decrease was primarily due to a decrease in sales of our guidance and stabilization products of approximately $2.2 million, or 33%.

Specifically, sales of our FOG products decreased $1.4 million, or 27%, as compared to the three months ended March 31, 2014, primarily as a result of decreased shipments of FOGs for commercial applications. Also contributing to the decrease in sales of our guidance and stabilization products during the three months ended March 31, 2015 from the same period in 2014 was a decrease in sales of our TACNAV defense products of $0.8 million, or 51%.

We anticipate that our TACNAV product sales will decrease in the second quarter of 2015 relative to the prior year; however, we expect our TACNAV product sales to be flat year-over-year. Although we expect that TACNAV sales will continue to grow over the long term, sales on a quarter-to-quarter or year-to-year basis could continue to be very uneven. We also expect that our FOG sales will modestly decrease year-over-year, primarily due to reduced FOG demand for the U.S. Army’s CROWS III program.

Mobile communications product sales decreased $0.5 million, or 4%, to $10.8 million for the three months ended March 31, 2015 from $11.3 million for the three months ended March 31, 2014. Sales of marine satellite communications and satellite television products for the three months ended March 31, 2015 were in line with the three months ended March 31, 2014. Marine satellite communications sales of our TracPhone V11 increased while sales of our TracPhone V7 decreased primarily due to the decline in the oil and gas sector. With the launch of our IP-MobileCast content delivery service, we expect our mini-VSAT product sales will continue to grow year-over-year.

Mobile communications product sales originating from our European and Asian subsidiaries for the three months ended March 31, 2015 remained flat as compared to the three months ended March 31, 2014. Mobile communications product sales originating from the Americas for the three months ended March 31, 2015 decreased $0.4 million, or 6%, as compared to the three months ended March 31, 2014, primarily due to the decline in the oil and gas sector.

Service sales for the three months ended March 31, 2015 increased $6.9 million, or 37%, to $25.9 million from $19.0 million for the three months ended March 31, 2014. The primary reasons for the increase were a $5.9 million increase in new e-Learning and maritime safety media sales arising from our acquisition of Videotel in July 2014 and a $1.5 million increase in airtime sales for our mini-VSAT Broadband service. Partially offsetting the increases in service sales was a $0.8 million decrease in contracted engineering services primarily from decreased construction and program management services provided in connection with the Saudi National Guard (SANG) contract. We expect that our contracted engineering services will decrease modestly year-over-year primarily driven by the completion of the SANG project management services in the third quarter of 2014.

Costs of Sales

For the three months ended March 31, 2015, costs of product sales decreased by $0.8 million, or 7%, to $10.5 million from $11.3 million for the three months ended March 31, 2014. The primary reason for the decrease was the decrease in sales of our FOG and TACNAV products discussed above.

Costs of service sales increased by $2.2 million, or 20%, to $13.3 million for the three months ended March 31, 2015 from $11.1 million for the three months ended March 31, 2014. The primary reason for the increase was a $1.7 million increase associated with Videotel e-Learning and maritime safety media sales. Also contributing to the increase was a $1.3 million increase in airtime costs of sales for our mini-VSAT Broadband service. Partially offsetting these increases was a $0.9 million decrease in engineering services costs of sales due primarily to a decrease in the services provided in connection with the SANG contract as discussed above.

Gross margin from product sales for the three months ended March 31, 2015 decreased to 32% as compared to 37% for the three months ended March 31, 2014. The decrease in our gross margin from product sales was primarily due to a decrease in sales of our guidance and stabilization products discussed above, which generally have higher margins than our mobile communications products.

Gross margin from service sales for the three months ended March 31, 2015 increased to 49% as compared to 42% for the three months ended March 31, 2014. The increase in our gross margin from service sales was primarily attributable to the service gross margin contributed from our new Videotel business. In addition, the three months ended March 31, 2014 included a portion of low margin revenue associated with the SANG contract which we completed in 2014. Partially offsetting the increase in service gross margin was a decrease in gross margin for mini-VSAT Broadband service sales to 35% from 37% in the prior year period due to lower average rate per active vessel on metered plans.

We expect that our mini-VSAT Broadband service revenue will continue to increase year-over-year, and we anticipate a modest year-over-year increase in our mini-VSAT Broadband gross margin percentage from that achieved in 2014.

Operating Expenses

Research and development expense for the three months ended March 31, 2015 increased by $0.1 million, or 2%, to $3.8 million from $3.7 million for the three months ended March 31, 2014. As a percentage of net sales, research and development expense for the three months ended March 31, 2015 was 9% as compared to 10% for the three months ended March 31, 2014.

We expect research and development expense will be modestly lower year-over-year as a result of the completion of a major product development effort for a significant portion of our marine TV product line in the first half of 2014.

Sales, marketing and support expense for the three months ended March 31, 2015 increased by $0.6 million, or 8%, to $8.1 million from $7.5 million for the three months ended March 31, 2014. The primary reasons for the increase in 2015 were a $1.4 million increase in sales, marketing and support expense related to our Videotel business, offset by a $0.2 million decrease in U.S-based employee compensation, a $0.3 million decrease in warranty expense, a $0.2 million decrease in external commissions and a $0.2 million decrease in regional marketing costs. As a percentage of net sales, sales, marketing and support expense was 20% for the three months ended March 31, 2015 and 2014.

We expect that our sales, marketing and support expenses will continue to increase year-over-year, driven by the additional expenses for our new Videotel business and the introduction of new value-added services to our mini-VSAT Broadband customers such as IP-MobileCast.

General and administrative expense for the three months ended March 31, 2015 increased by $2.5 million, or 48%, to $7.6 million from $5.2 million for the three months ended March 31, 2014. The primary reasons for the increase in 2015 expense were a $1.9 million increase in general and administrative expense, relating to our new Videotel business, and a $0.4 million increase in consulting and audit-related fees. As a percentage of net sales, general and administrative expense for the three months ended March 31, 2015 was 19% as compared to 14% for the three months ended March 31, 2014.

We expect general and administrative expenses to increase year-over-year, driven primarily by additional expenses for our new Videotel business.

Interest and Other Income, Net

Interest income for the three months ended March 31, 2015 decreased by $0.1 million, or 30%, to $0.1 million from $0.2 million for the three months ended March 31, 2014. Interest expense for the three months ended March 31, 2015 increased by $0.2 million, or 93%, to $0.4 million from $0.2 million for the three months ended March 31, 2014. The primary reason for the increase was borrowings under our senior credit facility executed in July 2014 to finance the purchase of Videotel in July 2014. Other income, net for the three months ended March 31, 2015 increased by $0.3 million, or 286%, to $0.4 million from $0.1 million for the three months ended March 31, 2014. The primary reason for the increase in income was foreign currency exchange gains primarily associated with our U.K. operations.

Income Tax Benefit

Income tax benefit for the three months ended March 31, 2015 was $0.3 million as compared to $0.4 million income tax benefit for the three months ended March 31, 2014.
Backlog
Backlog is not a meaningful indicator for predicting revenue in future periods. Commercial resellers for our mobile satellite communications products and FOG products do not carry extensive inventories and rely on us to ship products quickly. Generally due to the rapid delivery of our commercial products, our backlog for those products is not significant.
Our backlog for all products and services was approximately $28.3 million and $27.3 million on March 31, 2015 and December 31, 2014, respectively. As of March 31, 2015, our backlog was scheduled for fulfillment in 2015 except for $11.7 million scheduled for fulfillment in 2016 and $2.4 million scheduled for fulfillment in 2017.
Backlog consists of orders evidenced by written agreements and specified delivery dates for customers who are acceptable credit risks. We do not include satellite connectivity service sales in our backlog even though many of our satellite connectivity customers have signed annual or multi-year service contracts providing for a fixed monthly fee. Military orders included in backlog are generally subject to cancellation for the convenience of the customer. When orders are canceled, we generally recover actual costs incurred through the date of cancellation and the costs resulting from termination. As of March 31, 2015, our backlog included approximately $23.3 million in orders that are subject to cancellation for convenience by the customer. Individual orders for guidance and stabilization products are often large and may require procurement of specialized long-lead components and allocation of manufacturing resources. The complexity of planning and executing larger orders generally requires customers to order well in advance of the required delivery date, resulting in backlog.
Liquidity and Capital Resources
We have generally funded our operations primarily from operating cash flows, bank financings and proceeds received from exercises of stock options. As of March 31, 2015, we had $49.4 million in cash, cash equivalents, and marketable securities, of which $11.8 million in cash equivalents was held in local currencies by our foreign subsidiaries. There were no marketable securities held by our foreign subsidiaries as of March 31, 2015. As of March 31, 2015, we had $64.5 million in working capital.
Net cash provided by operations was $3.2 million for the three months ended March 31, 2015 as compared to net cash used in operations of $0.6 million for the three months ended March 31, 2014. The $3.8 million increase in cash provided by operations was primarily due to a $4.5 million increase in deferred revenue, a $1.7 million increase in non-cash operating expenses, a $1.4 million increase in cash inflows related to accounts receivable and a $0.4 million decrease in cash outflows relating to other current assets. Partially offsetting the increase in cash inflows were a $2.2 million increase in cash outflows relating to accrued liabilities, a $0.8 million increase relating to inventories, $0.7 million increase relating to other non-current assets and a $0.4 million increase in cash outflows relating to accounts payable.

Net cash used in investing activities was $7.8 million for the three months ended March 31, 2015 as compared to net cash provided by investing activities of $4.2 million for the three months ended March 31, 2014. The increase of $12.0 million is primarily the result of a $11.2 million decrease in maturities and sales of marketable securities, a $0.5 million increase in capital expenditures and a $0.3 million increase in our net investment in marketable securities.
Net cash used in financing activities was $1.7 million for the three months ended March 31, 2015 compared to net cash used in financing activities of $0.7 million for the three months ended March 31, 2014. The $1.0 million increase in cash used in financing activities is primarily due to $1.2 million in repayments of our term loan we undertook in connection with the acquisition of Videotel in July 2014.

Borrowing Arrangements
Principal Credit Facility
As of March 31, 2015, there was $62.6 million in aggregate principal amount outstanding under our principal credit facility. On July 1, 2014, we entered into a five-year senior credit agreement with Bank of America, N.A., as administrative agent, and the lenders named from time to time as parties thereto, for an aggregate amount of up to $80.0 million, including a revolving credit facility of up to $15.0 million and a term loan of $65.0 million to be used for general corporate purposes, including both the refinancing of the $30.0 million of indebtedness then outstanding under our former credit facility and permitted acquisitions. We also entered into a security agreement with respect to our grant of a security interest in substantially all of our assets in order to secure our obligations under the credit agreement and the related notes and pledge agreements with respect to our grant of a security interest in 65% of the capital stock of each of KVH Industries A/S and KVH Industries U.K. Limited held by us in order to secure our obligations under the credit agreement and the notes.
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
Borrowings under the revolver are subject to the satisfaction of numerous conditions precedent at the time of each borrowing, including the continued accuracy of our representations and warranties and the absence of any default under the credit agreement. As of March 31, 2015, there were no borrowings outstanding under the revolver.
The credit agreement contains two financial covenants, a Maximum Consolidated Leverage Ratio and a Minimum Consolidated Fixed Charge Coverage Ratio, each as defined in the credit agreement. The Maximum Consolidated Leverage Ratio was initially 2.25:1.00, declined to 1.50:1.00 on December 31, 2014 and declines to 1.00:1.00 on September 30, 2015. The Minimum Consolidated Fixed Charge Coverage Ratio may not be less than 1.25:1.00 at any time after December 31, 2014. We were in compliance with these financial ratio debt covenants as of March 31, 2015. The credit agreement imposes certain other affirmative and negative covenants, including without limitation covenants with respect to the payment of taxes and other obligations, compliance with laws, entry into material contracts, creation of liens, incurrence of indebtedness, investments, dispositions, fundamental changes, restricted payments, changes in the nature of our business, transactions with affiliates, corporate and accounting changes, and sale and leaseback arrangements.
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
Mortgage Loan
On April 6, 2009, we entered into a mortgage loan in the amount of $4.0 million related to our headquarters facility in Middletown, Rhode Island. On June 9, 2011, we entered into an amendment to the mortgage loan. The loan term is ten years, with a principal amortization of 20 years, and the interest rate will be a rate per year adjusted periodically based on a defined interest period equal to the BBA LIBOR Rate plus 2.00 percentage points. Land, building and improvements with an approximate carrying value of approximately $5.0 million as of March 31, 2015 secure the mortgage loan. The monthly mortgage payment is approximately $12,000, plus interest and increases in increments of $1,000 each year throughout the life of the mortgage. Due to the difference in the term of the loan and amortization of the principal, a balloon payment of $2.6 million is due on April 1, 2019. The loan contains one financial covenant, a Fixed Charge Coverage Ratio, which applies in the event that our consolidated cash, cash equivalents, and marketable securities balance falls below $25.0 million at any time. As our consolidated cash, cash equivalents and marketable securities balance was above $25.0 million for the three months ended March 31, 2015, the Fixed Charge Coverage Ratio did not apply. Under the mortgage loan we may prepay our outstanding loan balance subject to certain early termination charges as defined in the mortgage loan agreement. If we were to default on our mortgage loan, the land, building and improvements would be used as collateral. As discussed in Note 17 to the consolidated financial statements, effective April 1, 2010, in order to reduce the volatility of cash outflows that arise from changes in interest rates, we entered into two interest rate swap agreements that are intended to hedge our mortgage interest obligations by fixing the interest rates specified in the mortgage loan to 5.9% for half of the principal amount outstanding and 6.1% for the remaining half of the principal amount outstanding as of April 1, 2010 until the mortgage loan expires on April 16, 2019.
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
On November 26, 2008, our Board of Directors authorized a program to repurchase up to one million shares of our common stock. The share repurchase program is funded using our existing cash, cash equivalents, marketable securities and future cash flows. As of March 31, 2015, 341,009 shares of our common stock remain available for repurchase under the program. We did not purchase any shares of our common stock in the three months ended March 31, 2015.
As of March 31, 2015, we held $49.4 million in cash, cash equivalents and marketable securities. We believe that our cash, cash equivalents and marketable securities, together with our other working capital and cash flows from operations, will be adequate to meet planned operating and capital requirements through at least the next twelve months. However, as the need or opportunity arises, we may seek to raise additional capital through public or private sales of securities or through additional debt financing. There are no assurances that we will be able to obtain any additional funding or that such funding will be available on terms acceptable to us.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our primary market risk exposures are interest rate risk and foreign currency exchange rate risk.
We are exposed to changes in interest rates because we finance certain operations through fixed and variable rate debt instruments.
We had $62.6 million in borrowings outstanding at March 31, 2015, at an interest rate equal to the LIBOR Daily Floating Rate plus 1.50% under our variable-rate credit facility. For more information regarding our credit facility, see Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Borrowing Arrangements. A hypothetical 10% increase or decrease in interest rates would have approximately a $0.1 million impact on our interest expense based on the $62.6 million outstanding at March 31, 2015 with an interest rate of 1.91%.
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
We are exposed to currency exchange rate fluctuations related to our subsidiary operations in the United Kingdom, Denmark, Norway, Brazil, Singapore, Hong Kong, Cyprus, Japan, Belgium, and the Netherlands. Our recent acquisition of Videotel expanded our international operations and therefore our exposure to these fluctuations. Certain transactions in these locations are made in the local currency, yet are reported in the U.S. dollar, the functional currency. For foreign currency exposures existing at March 31, 2015, a 10% unfavorable movement in the foreign exchange rates for our subsidiary locations would not expose us to material losses in earnings or cash flows.
From time to time, we have purchased foreign currency forward contracts. These forward contracts are intended to offset the impact of exchange rate fluctuations on cash flows of our foreign subsidiaries. Foreign exchange contracts are accounted for as cash flow hedges and are recorded on the balance sheet at fair value until executed. Changes in the fair value are recognized in earnings. We did not enter into any such contracts during the three months ended March 31, 2015. However, we did inherit cash flow hedges from our acquisition of Headland Media Limited (now known as the KVH Media Group) in May 2013, all of which settled in 2014. We do not currently anticipate that we will enter into new agreements to replace the settled contracts.
The primary objective of our investment activities is to preserve principal and maintain liquidity, while at the same time maximizing income. We have not entered into any instruments for trading purposes. Some of the securities that we invest in may have market risk. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities that can include United States treasuries, certificates of deposit, investment grade asset-backed corporate securities, money market mutual funds, municipal bonds, and government agency and non-government debt securities. As of March 31, 2015, a hypothetical 100 basis-point increase in interest rates would have resulted in an immaterial decrease in the fair value of our investments that had maturities of greater than one year. Due to the conservative nature of our investments and the relatively short duration of their maturities, we believe this interest rate risk is substantially mitigated. As of March 31, 2015, 71% of the $31.0 million classified as available-for-sale marketable securities will mature or reset within one year. Accordingly, long-term interest rate risk is not considered material for our investment activities. We did not invest in any financial instruments denominated in foreign currencies as of March 31, 2015.

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
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2015, the end of the period covered by this interim report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2015 due to material weaknesses in our internal control over financial reporting. Our internal control over financial reporting is the process designed by and under the supervision of our Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external reporting in accordance with accounting principles generally accepted in the United States of America.
As previously described in Item 9A of our annual report on Form 10-K for the year ended December 31, 2014, management performed its assessment of the effectiveness of our internal control over financial reporting as of December 31, 2014 and concluded that our internal control over financial reporting as of that date was not effective because of the material weaknesses described below.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management's assessment identified the following control deficiencies in our internal control over financial reporting as material weaknesses as of December 31, 2014:

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

•
We engage a third party to assist in the preparation of our quarterly and annual income tax provisions. However, our preliminary provision at December 31, 2014 did not properly identify changes in the Rhode Island tax rate and related impact on the realizability of the state tax asset carryforwards. We adjusted those amounts prior to filing our annual report on Form 10-K for the year ended December 31, 2014. We did not have sufficient controls over the review of the work performed by the third party to ensure accurate financial reporting.

•
We lease our antenna products directly to certain end users and also enter into airtime service agreements with these customers. The pricing of the lease and airtime service agreement is negotiated with each individual customer. We did not have a control designed and implemented to evaluate these multi-element arrangements to ensure proper allocation of the transaction price among the elements.

The material weaknesses did not result in a material misstatement in the financial statements included in our annual report on Form 10-K for the year ended December 31, 2014 or previously issued financial statements; however, we concluded that, as of December 13, 2014, there was a reasonable possibility that material misstatements could occur in the consolidated financial statements.
Our independent registered public accounting firm, Grant Thornton LLP issued an adverse report regarding the effectiveness of our internal control over financial reporting as of December 31, 2014, and that report is included in Item 9A of our annual report on Form 10-K for the year ended December 31, 2014.
Following the identification of the foregoing material weaknesses in December 2014, management commenced implementation of a remediation plan, which is ongoing. Management believes that the implementation of this plan will remediate the material weaknesses described above. The following steps of the remediation plan are currently in process, and management may determine to enhance existing controls and/or implement additional controls as the implementation progresses:

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

Because the implementation of our remediation plan was ongoing as of March 31, 2015 and because there was insufficient time as of March 31, 2015 to demonstrate that the new controls implemented as part of the remediation plan were operating effectively as of that date, management concluded that the material weaknesses described in our annual report still existed as of March 31, 2015.
Videotel
We acquired Videotel and its subsidiaries in July 2014. Videotel’s financial statements reflect total assets and revenues constituting 26% and 6%, respectively, of the corresponding amounts in our consolidated financial statements as of and for the year ended December 31, 2014. As the acquisition occurred in the third quarter of 2014, the scope of management's evaluation of changes in internal control over financial reporting did not include Videotel.
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
Evaluation of Changes in Internal Control over Financial Reporting
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated changes in our internal control over financial reporting that occurred during the first quarter of 2015. Based on that evaluation, except for the changes described above, our Chief Executive Officer and Chief Financial Officer did not identify any change in our internal control over financial reporting during the first quarter of 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
On March 3, 2015, Advanced Media Networks, L.L.C. filed suit in the United States District Court for the District of Rhode Island against us for allegedly infringing two of its patents, seeking unspecified monetary damages and other relief.  The complaint has not been formally served yet.  Both of the asserted patents are currently being reexamined by the U.S. Patent & Trademark Office.  We intend to defend vigorously against this lawsuit, but the outcome of this matter is inherently uncertain.  Due to the very early stage of the litigation, the potential range of loss related to this matter cannot be determined, but the outcome could have a materially adverse effect on our Mobile Broadband business, financial condition and results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On November 26, 2008, our Board of Directors authorized a program to repurchase up to one million shares of our common stock. As of March 31, 2015, 341,009 shares of common stock remain available for repurchase under the program. The repurchase program is funded using our existing cash, cash equivalents, marketable securities, and future cash flows. Under the repurchase program, at management’s discretion, we may repurchase shares on the open market from time to time, in privately negotiated transactions or block transactions, or through an accelerated repurchase agreement. The timing of such repurchases depends on availability of shares, price, market conditions, alternative uses of capital, and applicable regulatory requirements. The program may be modified, suspended or terminated at any time without prior notice. The repurchase program has no expiration date. There were no other repurchase programs outstanding during the three months ended March 31, 2015, and no repurchase programs expired during the period.
In the three months ended March 31, 2015, we did not repurchase any shares of our common stock.

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

101
The following financial information from KVH Industries, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets (unaudited), (ii) the Consolidated Statements of Operations (unaudited), (iii) the Consolidated Statements of Comprehensive Loss (unaudited), (iv) the Consolidated Statements of Cash Flows (unaudited), and (v) the Notes to Consolidated Financial Statements (unaudited).
		X

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 11, 2015

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

101
The following financial information from KVH Industries, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets (unaudited), (ii) the Consolidated Statements of Operations (unaudited), (iii) the Consolidated Statements of Comprehensive Loss (unaudited), (iv) the Consolidated Statements of Cash Flows (unaudited), and (v) the Notes to Consolidated Financial Statements (unaudited).
		X