Form 10-Q
period 2015-06-30
KVH INDUSTRIES INC \DE\
filed 2015-08-10
CIK 1007587

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2015
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Date	Class	Outstanding shares
August 5, 2015	Common Stock, par value $0.01 per share	16,090,930

KVH INDUSTRIES, INC. AND SUBSIDIARIES
Form 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1.    Financial Statements
KVH INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30, 2015	December 31, 2014
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$20,466	$25,289
Marketable securities	27,572	24,513
Accounts receivable, net of allowance for doubtful accounts of $3,202 and $2,723 as of June 30, 2015 and December 31, 2014, respectively	37,927	39,936
Inventories	19,577	17,424
Prepaid expenses and other assets	4,627	2,953
Current deferred income tax asset	2,787	2,772
Total current assets	112,956	112,887
Property and equipment, less accumulated depreciation of $43,329 and $41,486 as of June 30, 2015 and December 31, 2014, respectively	41,716	41,696
Intangible assets, less accumulated amortization of $8,625 and $5,864 as of June 30, 2015 and December 31, 2014, respectively	31,184	33,641
Goodwill	38,663	40,454
Other non-current assets	4,233	4,469
Non-current deferred income tax asset	2,697	2,690
Total assets	$231,449	$235,837
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,021	$12,460
Accrued compensation and employee-related expenses	5,606	4,932
Accrued other	12,760	10,963
Accrued product warranty costs	1,759	1,853
Deferred revenue	8,929	7,791
Current portion of long-term debt	6,209	6,188
Liability for uncertain tax positions	3,240	3,500
Total current liabilities	47,524	47,687
Other long-term liabilities	1,425	1,459
Long-term debt, excluding current portion	61,578	64,687
Non-current deferred income tax liability	5,327	5,464
Total liabilities	115,854	119,297
Commitments and contingencies (notes 2, 9 and 11)
Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 1,000,000 shares; none issued	—	—
Common stock, $0.01 par value. Authorized 30,000,000 shares; 17,301,858 and 17,152,743 shares issued at June 30, 2015 and December 31, 2014, respectively; and 15,642,867 and 15,493,752 shares outstanding at June 30, 2015 and December 31, 2014, respectively	173	172
Additional paid-in capital	122,772	121,084
Retained earnings	10,496	11,881
Accumulated other comprehensive loss	(4,696)	(3,447)
	128,745	129,690
Less: treasury stock at cost, common stock, 1,658,991 shares as of June 30, 2015 and December 31, 2014	(13,150)	(13,150)
Total stockholders’ equity	115,595	116,540
Total liabilities and stockholders’ equity	$231,449	$235,837

See accompanying Notes to Unaudited Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except earnings per share amounts, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Sales:
Product	$17,946	$20,998	$33,332	$39,005
Service	26,909	19,924	52,828	38,902
Net sales	44,855	40,922	86,160	77,907
Costs and expenses:
Costs of product sales	12,017	12,078	22,502	23,410
Costs of service sales	13,693	11,359	26,953	22,419
Research and development	3,482	3,882	7,232	7,549
Sales, marketing and support	8,282	7,677	16,362	15,147
General and administrative	7,639	5,252	15,277	10,402
Total costs and expenses	45,113	40,248	88,326	78,927
(Loss) income from operations	(258)	674	(2,166)	(1,020)
Interest income	144	205	292	415
Interest expense	366	186	734	377
Other income (expense), net	623	(21)	1,036	86
Income (loss) before income tax expense (benefit)	143	672	(1,572)	(896)
Income tax expense (benefit)	106	617	(187)	172
Net income (loss)	$37	$55	$(1,385)	$(1,068)

Net income (loss) per common share
Basic and diluted	$0.00	$0.00	$(0.09)	$(0.07)
Weighted average number of common shares outstanding:
Basic	15,629	15,415	15,584	15,365
Diluted	15,780	15,522	15,584	15,365

See accompanying Notes to Unaudited Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net income (loss)	$37	$55	$(1,385)	$(1,068)
Other comprehensive (loss) income, net of tax:
Unrealized (loss) gain on available-for-sale securities	(4)	10	(2)	18
Foreign currency translation adjustment	3,570	670	(1,265)	918
Unrealized gain (loss) on derivative instruments	31	(8)	18	1
Other comprehensive income (loss), net of tax	3,597	672	(1,249)	937
Total comprehensive income (loss)	$3,634	$727	$(2,634)	$(131)

See accompanying Notes to Unaudited Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Six Months Ended
	June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(1,385)	$(1,068)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for doubtful accounts	391	74
Depreciation and amortization	6,232	3,410
Deferred income taxes	(336)	(227)
Loss on sale of fixed assets	39	—
(Gain) loss on derivative instruments	(18)	17
Compensation expense related to stock-based awards and employee stock purchase plan	1,874	1,902
Changes in operating assets and liabilities:
Accounts receivable	1,794	(3,251)
Inventories	(2,082)	(1,865)
Prepaid expenses and other assets	(1,679)	(120)
Other non-current assets	31	167
Accounts payable	(3,397)	(1,295)
Deferred revenue	1,135	2,179
Accrued expenses	2,312	1,250
Other long-term liabilities	(7)	92
Net cash provided by operating activities	$4,904	$1,265
Cash flows from investing activities:
Capital expenditures	(3,492)	(1,851)
Purchases of marketable securities	(10,649)	(9,287)
Maturities and sales of marketable securities	7,587	14,721
Net cash (used in) provided by investing activities	$(6,554)	$3,583
Cash flows from financing activities:
Repayments of long-term debt	(3,088)	(631)
Payment of employee restricted stock withholdings	(344)	(482)
Proceeds from stock options exercised and employee stock purchase plan	190	375
Net cash used in financing activities	$(3,242)	$(738)
Effect of exchange rate changes on cash and cash equivalents	69	(107)
Net (decrease) increase in cash and cash equivalents	(4,823)	4,003
Cash and cash equivalents at beginning of period	25,289	9,358
Cash and cash equivalents at end of period	$20,466	$13,361

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

KVH’s mobile communications service sales represent primarily sales earned from satellite voice and Internet airtime services and from product repairs. KVH provides, for monthly fixed and usage fees, satellite connectivity services, including broadband Internet, data and Voice over Internet Protocol (VoIP) services, to its TracPhone V-series customers. Mobile communications services sales also include the distribution of commercially licensed entertainment, including news, sports, music, and movies to commercial and leisure customers in the maritime, hotel, and retail markets through KVH Media Group (acquired as Headland Media Limited), the media and entertainment service company that KVH acquired on May 11, 2013, and the distribution of training films and e-Learning computer-based training courses to commercial customers in the maritime market through Super Dragon Limited and Videotel Marine Asia Limited (together referred to as Videotel), a maritime training services company that KVH acquired on July 2, 2014. KVH also earns monthly usage fees from third-party satellite connectivity services, including voice, data and Internet services, provided to its Inmarsat and Iridium customers who choose to activate their subscriptions with KVH. Mobile communications service sales also include engineering services provided under development contracts, sales from product repairs, and extended warranty sales.

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

KVH’s guidance and stabilization service sales include product repairs, engineering services provided under development contracts, and extended warranty sales.

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
The consolidated financial statements have not been audited by the Company's independent registered public accounting firm and include all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations, and cash flows for the periods presented. These consolidated financial statements do not include all disclosures associated with annual financial statements and accordingly should be read in conjunction with the Company’s consolidated financial statements and related notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2014 filed on March 17, 2015 with the Securities and Exchange Commission. The results for the three and six months ended June 30, 2015 are not necessarily indicative of operating results for the remainder of the year.

Significant Estimates and Assumptions
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of sales and expenses during the reporting periods. As described in the Company's annual report on Form 10-K, the most significant estimates and assumptions by management affect the Company’s revenue recognition, valuation of accounts receivable, valuation of inventory, assumptions used to determine fair value of goodwill and intangible assets, deferred tax assets and related valuation allowance, stock-based compensation, warranty and accounting for contingencies. The Company has reviewed these estimates and determined that these remain the most significant estimates for the six months ended June 30, 2015. There have been no material changes to the significant accounting policies previously disclosed in the Company’s annual report on Form 10-K for the year ended December 31, 2014.
Although the Company regularly assesses these estimates, actual results could differ materially from these estimates. Changes in estimates are recorded in the period in which they become known. The Company bases its estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances.
The Company has accounted for its $19,000 contract received in October 2014 from an international military customer to purchase TACNAV products and services under ASC 605-25, Multiple-Element Arrangements. This contract includes program management and engineering services expected to be delivered through 2017 and hardware shipments expected to be fulfilled in 2015 and 2016, as well as out-year support services. The revenue for these services is recognized using the proportional performance accounting method. The Company limits the amount of revenue recognized for delivered elements to the amount that is not contingent on the future delivery of products or services, future performance obligations, or subject to customer-specific return or refund privileges. Total revenue recognized on this contract for the six months ended June 30, 2015 and the year ended December 31, 2014 was approximately $1,200, and $1,100, respectively.

(3)     Recently Announced Accounting Pronouncements

Revenue from Contracts

In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-09, "Revenue from Contracts with Customers" ("ASU 2014-09"), regarding ASC Topic 606 of the same nomenclature. ASU 2014-09 represents the culmination of efforts by the FASB and the International Accounting Standards Board to issue a common revenue standard. In April 2015, the FASB voted to defer the effective date of the new revenue recognition standard by one year, which would result in ASU 2014-09 becoming effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. The Company is evaluating whether the adoption of ASU 2014-09 for those revenue sources that are in scope will have a material effect on the Company's consolidated statements of financial condition, results of operations or cash flows.

Inventory

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory” ("ASU 2015-11”), regarding ASC Topic 330 - Inventory. The amendments in the ASU require entities that measure inventory using the first-in, first-out or average cost methods to measure inventory at the lower of cost and net realizable value. Net realizable value is defined as estimated selling price in the ordinary course of business less reasonably predictable costs of completion and disposal. ASU 2015-11 is effective on a prospective basis for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2016, with earlier application permitted. The Company does not believe that the adoption of ASU 2015-11 will have a material effect on the Company's consolidated statements of financial condition, results of operations or cash flows.

There are no other recent accounting pronouncements that have been issued by the FASB that would have a material impact on the financial statements of the Company.

(4)	Marketable Securities
Included in marketable securities as of June 30, 2015 and December 31, 2014 are the following:

June 30, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market mutual funds	$12,564	$—	$—	$12,564
Government agency bonds	1,502	—	(1)	1,501
United States treasuries	2,002	2	—	2,004
Corporate notes	3,608	1	—	3,609
Certificates of deposit	7,119	—	—	7,119
Municipal bonds	775	—	—	775
Total marketable securities designated as available-for-sale	$27,570	$3	$(1)	$27,572

December 31, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market mutual funds	$6,824	$—	$—	$6,824
Government agency bonds	3,505	—	(3)	3,502
United States treasuries	4,002	4	—	4,006
Corporate notes	4,665	2	—	4,667
Certificates of deposit	4,155	—	—	4,155
Municipal bonds	1,358	1	—	1,359
Total marketable securities designated as available-for-sale	$24,509	$7	$(3)	$24,513
The amortized costs and fair value of debt securities as of June 30, 2015 and December 31, 2014 are shown below by effective maturity. Effective maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

June 30, 2015	Amortized Cost	Fair Value
Due in less than one year	$7,414	$7,417
Due after one year and within two years	7,592	7,591
	$15,006	$15,008
December 31, 2014	Amortized Cost	Fair Value
Due in less than one year	$7,663	$7,668
Due after one year and within two years	10,022	10,021
	$17,685	$17,689

The Company realized gains from marketable securities of $31 and $34 for the three months ended June 30, 2015 and 2014, respectively, and $61 and $66 during the six months ended June 30, 2015 and 2014, respectively.

(5)     Stock-Based Compensation
The Company recognizes stock-based compensation in accordance with the provisions of ASC Topic 718, Compensation--Stock-Based Compensation. Stock-based compensation expense was $916 and $899 for the three months ended June 30, 2015 and 2014, respectively, and $1,874 and $1,902 for the six months ended June 30, 2015 and 2014, respectively. As of June 30, 2015, there was $2,159 of total unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted-average period of 2.44 years. As of June 30, 2015, there was $4,842 of total unrecognized compensation expense related to restricted stock awards, which is expected to be recognized over a weighted-average period of 2.78 years.
The Company granted 0 and 163 restricted stock awards to employees under the terms of the Amended and Restated 2006 Stock Incentive Plan during the three and six months ended June 30, 2015, respectively. The Company granted 0 and 225 restricted stock awards to employees under the terms of the Amended and Restated 2006 Stock Incentive Plan during the three and six months ended June 30, 2014, respectively. The restricted stock awards vest ratably over four years from the date of grant subject to the recipient remaining employed through the applicable vesting dates. Compensation expense for restricted stock awards is measured at fair value on the date of grant based on the number of shares granted and the quoted market closing price of the Company’s common stock. Such value is recognized as expense over the vesting period of the award, net of estimated forfeitures.
The Company granted 0 and 95 stock options during the three and six months ended June 30, 2015, respectively, and 57 stock options during the three and six months ended June 30, 2014 to employees under the terms of the Amended and Restated 2006 Stock Incentive Plan.
The fair value of stock options granted during the six months ended June 30, 2015 and 2014 was estimated as of the date of grant using the Black-Scholes option-pricing model. The weighted-average fair value per share for all options granted during the six months ended June 30, 2015 and 2014 was $12.76 and $5.23, respectively. The weighted-average assumptions used to value options as of their grant date were as follows:

	Six Months Ended	Six Months Ended
	June 30, 2015	June 30, 2014
Risk-free interest rate	1.54%	1.35%
Expected volatility	44.30%	47.65%
Expected life (in years)	4.18	4.20
Dividend yield	0%	0%

(6)     Net Income (Loss) per Common Share

Basic net income (loss) per share is calculated based on the weighted average number of common shares outstanding during the period. Diluted net loss per share incorporates the dilutive effect of common stock equivalent options, warrants and other convertible securities, if any, as determined with the treasury stock accounting method. Common stock equivalents related to options and restricted stock awards for 815 and 537 shares of common stock for the three months ended June 30, 2015 and 2014 have been excluded from the fully diluted calculation of net income per share, as inclusion would be anti-dilutive. For the six months ended June 30, 2015 and 2014, since there was a net loss, the Company excluded all outstanding stock options and non-vested restricted shares from its diluted loss per share calculation, as inclusion of these securities would have reduced the net loss per share.
A reconciliation of the basic and diluted weighted average common shares outstanding is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Weighted average common shares outstanding—basic	15,629	15,415	15,584	15,365
Dilutive common shares issuable in connection with stock plans	151	107	—	—
Weighted average common shares outstanding—diluted	15,780	15,522	15,584	15,365

(7)     Inventories
Inventories are stated at the lower of cost or market using the first-in first-out costing method. Inventories as of June 30, 2015 and December 31, 2014 include the costs of material, labor and factory overhead. Components of inventories consist of the following:

	June 30, 2015	December 31, 2014
Raw materials	$11,019	$8,619
Work in process	3,287	2,896
Finished goods	5,271	5,909
	$19,577	$17,424

(8)     Product Warranty
The Company’s products carry limited warranties that typically range from one to four years and vary by product. The warranty period begins on the date of retail purchase or lease by the original purchaser. The Company accrues estimated product warranty costs at the time of sale and any additional amounts are recorded when such costs are probable and can be reasonably estimated. Factors that affect the Company’s warranty liability include the number of units sold or leased, historical and anticipated rates of warranty repairs and the cost per repair. Warranty and related costs are reflected within sales, marketing and support in the accompanying statements of operations. As of June 30, 2015 and December 31, 2014, the Company had accrued product warranty costs of $1,759 and $1,853, respectively.
The following table summarizes product warranty activity during 2015 and 2014:

	Six Months Ended
	June 30,
	2015	2014
Beginning balance	$1,853	$1,269
Charges to expense	538	967
Costs incurred	(632)	(620)
Ending balance	$1,759	$1,616

(9)     Debt
Long-term debt consists of the following:

	June 30, 2015	December 31, 2014
Term note	$61,344	$63,781
Mortgage loan	3,193	3,268
Equipment loan	3,250	3,826
Total	67,787	70,875
Less amounts classified as current	6,209	6,188
Long-term debt, excluding current portion	$61,578	$64,687

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
Borrowings under the Revolver are subject to the satisfaction of numerous conditions precedent at the time of each borrowing, including the continued accuracy of the Company’s representations and warranties and the absence of any default under the Credit Agreement. As of June 30, 2015, there were no borrowings outstanding under the Revolver.
The Credit Agreement contains two financial covenants, a Maximum Consolidated Leverage Ratio and a Minimum Consolidated Fixed Charge Coverage Ratio, each as defined in the Credit Agreement. The Maximum Consolidated Leverage Ratio was initially 2.25:1.00 and declined to 1.50:1.00 on December 31, 2014 and declines to 1.00:1.00 on September 30, 2015. The Minimum Consolidated Fixed Charge Coverage Ratio may not be less than 1.25:1.00 at any time after December 31, 2014. The Company was in compliance with these financial ratio debt covenants as of June 30, 2015. The Credit Agreement imposes certain other affirmative and negative covenants, including without limitation covenants with respect to the payment of taxes and other obligations, compliance with laws, entry into material contracts, creation of liens, incurrence of indebtedness, investments, dispositions, fundamental changes, restricted payments, changes in the nature of the Company’s business, transactions with affiliates, corporate and accounting changes, and sale and leaseback arrangements.
The Company’s obligation to repay loans under the Credit Agreement could be accelerated upon a default or event of default under the terms of the Credit Agreement, including certain failures to pay principal or interest when due, certain breaches of representations and warranties, the failure to comply with the Company’s affirmative and negative covenants under the Credit Agreement, a change of control of the Company, certain defaults in payment relating to other indebtedness, the acceleration of payment of certain other indebtedness, certain events relating to the liquidation, dissolution, bankruptcy, insolvency or receivership of the Company, the entry of certain judgments against the Company, certain events relating to the impairment of collateral or the Lenders' security interest therein, and any other material adverse change with respect to the Company. The Credit Agreement was amended in June 2015 to modify the circumstances under which certain changes in the Company's Board of Directors would constitute a change of control.

Mortgage Loan
On April 6, 2009, the Company entered into a mortgage loan in the amount of $4,000 related to its headquarters facility in Middletown, Rhode Island. On June 9, 2011, the Company entered into an amendment to the mortgage loan. The loan term is ten years, with a principal amortization of 20 years, and the interest rate will be a rate per year adjusted periodically based on a defined interest period equal to the BBA LIBOR Rate plus 2.00 percentage points. Land, building and improvements with an approximate carrying value of $5,000 as of June 30, 2015 secure the mortgage loan. The monthly mortgage payment is approximately $13 plus interest and increases in increments of approximately $1 each year throughout the life of the mortgage. Due to the difference in the term of the loan and amortization of the principal, a balloon payment of $2,551 is due on April 1, 2019. The loan contains one financial covenant, a Fixed Charge Coverage Ratio, which applies in the event that the Company's consolidated cash, cash equivalents and marketable securities balance falls below $25,000 at any time. As the Company's consolidated cash, cash equivalents, and marketable securities balance was above the minimum threshold throughout the six months ended June 30, 2015, the Fixed Charge Coverage Ratio did not apply. Under the mortgage loan the Company may prepay its outstanding loan balance subject to certain early termination charges as defined in the mortgage loan agreement. If the Company were to default on its mortgage loan, the land, building and improvements would be used as collateral. As discussed in Note 17 to the consolidated financial statements, effective April 1, 2010, in order to reduce the volatility of cash outflows that arise from changes in interest rates, the Company entered into two interest rate swap agreements that are intended to hedge its mortgage interest obligations by fixing the interest rates specified in the mortgage loan to 5.91% for half of the principal amount outstanding and 6.07% for the remaining half of the principal amount outstanding as of April 1, 2010 until the mortgage loan expires on April 16, 2019.
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

The following table summarizes information regarding the Company’s operations by geographic segment:

	Sales Originating From
Three months ended June 30, 2015	Americas	Europe and Asia	Total
Mobile communication sales to the United States	$22,275	$424	$22,699
Mobile communication sales to Canada	701	18	719
Mobile communication sales to Europe	221	6,144	6,365
Mobile communication sales to other geographic areas	1,080	7,176	8,256
Guidance and stabilization sales to the United States	1,986	—	1,986
Guidance and stabilization sales to Canada	1,582	—	1,582
Guidance and stabilization sales to Europe	1,545	—	1,545
Guidance and stabilization sales to other geographic areas	1,703	—	1,703
Intercompany sales	2,508	1,047	3,555
Subtotal	33,601	14,809	48,410
Eliminations	(2,508)	(1,047)	(3,555)
Net sales	$31,093	$13,762	$44,855
Segment net income (loss)	$77	$(40)	$37
Depreciation and amortization	$1,165	$1,938	$3,103
Total assets	$143,007	$88,442	$231,449

	Sales Originating From
Three months ended June 30, 2014	Americas	Europe and Asia	Total
Mobile communication sales to the United States	$21,229	$416	$21,645
Mobile communication sales to Canada	78	17	95
Mobile communication sales to Europe	186	5,508	5,694
Mobile communication sales to other geographic areas	862	1,368	2,230
Guidance and stabilization sales to the United States	2,725	—	2,725
Guidance and stabilization sales to Canada	2,339	—	2,339
Guidance and stabilization sales to Europe	869	—	869
Guidance and stabilization sales to other geographic areas	5,325	—	5,325
Intercompany sales	1,376	861	2,237
Subtotal	34,989	8,170	43,159
Eliminations	(1,376)	(861)	(2,237)
Net sales	$33,613	$7,309	$40,922
Segment net income (loss)	$635	$(580)	$55
Depreciation and amortization	$1,129	$588	$1,717
Total assets	$126,758	$60,029	$186,787

	Sales Originating From
Six months ended June 30, 2015	Americas	Europe and Asia	Total
Mobile communication sales to the United States	$44,321	$859	$45,180
Mobile communication sales to Canada	956	34	990
Mobile communication sales to Europe	319	11,183	11,502
Mobile communication sales to other geographic areas	2,414	14,196	16,610
Guidance and stabilization sales to the United States	3,071	—	3,071
Guidance and stabilization sales to Canada	3,792	—	3,792
Guidance and stabilization sales to Europe	2,392	—	2,392
Guidance and stabilization sales to other geographic areas	2,623	—	2,623
Intercompany sales	3,676	1,845	5,521
Subtotal	63,564	28,117	91,681
Eliminations	(3,676)	(1,845)	(5,521)
Net sales	$59,888	$26,272	$86,160
Segment net loss	$(1,077)	$(308)	$(1,385)
Depreciation and amortization	$2,341	$3,891	$6,232
Total assets	$143,007	$88,442	$231,449

	Sales Originating From
Six months ended June 30, 2014	Americas	Europe and Asia	Total
Mobile communication sales to the United States	$41,906	$735	$42,641
Mobile communication sales to Canada	248	33	281
Mobile communication sales to Europe	213	11,330	11,543
Mobile communication sales to other geographic areas	1,726	2,448	4,174
Guidance and stabilization sales to the United States	4,698	—	4,698
Guidance and stabilization sales to Canada	5,521	—	5,521
Guidance and stabilization sales to Europe	1,970	—	1,970
Guidance and stabilization sales to other geographic areas	7,079	—	7,079
Intercompany sales	2,952	1,736	4,688
Subtotal	66,313	16,282	82,595
Eliminations	(2,952)	(1,736)	(4,688)
Net sales	$63,361	$14,546	$77,907
Segment net loss	$(561)	$(507)	$(1,068)
Depreciation and amortization	$2,260	$1,150	$3,410
Total assets	$126,758	$60,029	$186,787

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

(12)     Share Buyback Program
On November 26, 2008, the Company’s Board of Directors authorized a program to repurchase up to 1,000,000 shares of the Company’s common stock. As of June 30, 2015, 341,009 shares of the Company’s common stock remain available for repurchase under the authorized program. The repurchase program is funded using the Company’s existing cash, cash equivalents, marketable securities and future cash flows. Under the repurchase program, the Company, at management’s discretion, may repurchase shares on the open market from time to time, in privately negotiated transactions or block transactions, or through an accelerated repurchase agreement. The timing of such repurchases depends on availability of shares, price, market conditions, alternative uses of capital, and applicable regulatory requirements. The program may be modified, suspended or terminated at any time without prior notice. The repurchase program has no expiration date. There were no other repurchase programs outstanding during the six months ended June 30, 2015 and no repurchase programs expired during the period.
During the six months ended June 30, 2015 or 2014, the Company did not repurchase any shares of its common stock.

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

The following tables present financial assets and liabilities at June 30, 2015 and December 31, 2014 for which the Company measures fair value on a recurring basis, by level, within the fair value hierarchy:

June 30, 2015	Total	Level 1	Level 2	Level 3	Valuation Technique
Assets
Money market mutual funds	$12,564	$12,564	$—	$—	(a)
Government agency bonds	1,501	1,501	—	—	(a)
United States treasuries	2,004	2,004	—	—	(a)
Corporate notes	3,609	3,609	—	—	(a)
Certificates of deposit	7,119	7,119	—	—	(a)
Municipal bonds	775	—	775	—	(b)
Liabilities
Interest rate swaps	$275	$—	$275	$—	(c)

December 31, 2014	Total	Level 1	Level 2	Level 3	Valuation Technique
Assets
Money market mutual funds	$6,824	$6,824	$—	$—	(a)
Government agency bonds	3,502	3,502	—	—	(a)
United States treasuries	4,006	4,006	—	—	(a)
Corporate notes	4,667	4,667	—	—	(a)
Certificates of deposit	4,155	4,155	—	—	(a)
Municipal bonds	1,359	—	1,359	—	(b)
Liabilities
Interest rate swaps	$295	$—	$295	$—	(c)
Certain financial instruments are carried at cost on the consolidated balance sheets, which approximates fair value due to their short-term, highly liquid nature. These instruments include cash and cash equivalents, accounts receivable, accounts payable and accrued expenses.

Assets Measured and Recorded at Fair Value on a Nonrecurring Basis

The Company's non-financial assets and liabilities, such as goodwill, intangible assets and other long-lived assets resulting from business combinations, are measured at fair value using income approach valuation methodologies at the date of acquisition and subsequently re-measured if there are indicators of impairment. There were no indicators of impairment identified during the six months ended June 30, 2015. As of June 30, 2015, the Company did not have any other non-financial assets or liabilities that were carried at fair value on a recurring basis in the consolidated financial statements or for which a fair value measurement was required.

(14)     Acquisitions
Videotel
On July 2, 2014, KVH Media Group Limited (KMG UK), an indirectly wholly owned subsidiary of KVH, entered into a Share Purchase Agreement with Nigel Cleave to acquire all of the issued share capital of Super Dragon Limited and Videotel Marine Asia Limited, for an aggregate purchase price of approximately $47,446, which excluded $1,719 of cash consideration that was considered deferred compensation under purchase accounting rules. The Company expensed approximately $387 related to the deferred compensation during the six months ended June 30, 2015. Videotel is a maritime training services company headquartered in London that produces and distributes training films and e-Learning computer-based training courses to commercial customers in the maritime market. Videotel also has sales offices in Hong Kong and Singapore. The acquisition was accounted for under the acquisition method of accounting for business combinations. The purchase price was determined through arm’s-length negotiation and was subject to a potential post-closing adjustment based on the value of the net assets delivered at the closing. In the second quarter of 2015, the Company finalized its valuations of the fair value of the assets acquired and liabilities assumed, which resulted in no adjustments to the purchase price.

The Share Purchase Agreement contains certain representations, warranties, covenants and indemnification provisions. The Share Purchase Agreement provides that 10% of the purchase price shall be held in escrow for a period of approximately 21 months after the closing in order to satisfy valid indemnification claims that KMG UK may assert for specified breaches of representations, warranties and covenants. The escrow and holdback amounts of approximately $6,000 were fully funded during the first quarter of 2015.
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
Since the acquisition on July 2, 2014, the Company has recorded approximately $22,100 of service revenue attributable to Videotel within its consolidated financial statements, of which $11,700 was recorded during the six months ended June 30, 2015.

Pro Forma Financial Information
The following table provides certain supplemental statements of operations information on an unaudited pro forma basis as if the Videotel acquisition had occurred on January 1, 2014:

Six Months Ended June 30, 2014
Pro forma net revenues	$89,202
Pro forma net income	$285
Basic and diluted pro forma net income per share	$0.02
The pro forma results presented above are for illustrative purposes only for the period presented and do not purport to be indicative of the actual results which would have occurred had the transaction been completed as of the beginning of the period, nor are they indicative of results of operations which may occur in the future.

(15)     Goodwill and Intangible Assets

Goodwill
The following table sets forth the changes in the carrying amount of goodwill for the six months ended June 30, 2015:

Amounts
Balance at December 31, 2014	$40,454
Foreign currency translation adjustment	(1,791)
Balance at June 30, 2015	$38,663

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

Intangible Assets
The changes in the carrying amount of intangible assets during the six months ended June 30, 2015 are as follows:

Amounts
Balance at December 31, 2014	$33,641
Amortization expense	(2,761)
Foreign currency translation adjustment	304
Balance at June 30, 2015	$31,184
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
Acquired intangible assets are subject to amortization. The following table summarizes acquired intangible assets at June 30, 2015 and December 31, 2014, respectively:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
June 30, 2015
Subscriber relationships	$20,099	$3,283	$16,816
Distribution rights	4,962	718	4,244
Internally developed software	2,540	913	1,627
Proprietary content	9,199	1,999	7,200
Intellectual property	2,283	1,566	717
Favorable lease	726	146	580
	$39,809	$8,625	$31,184
December 31, 2014
Subscriber relationships	$19,919	$2,165	$17,754
Distribution rights	4,915	558	4,357
Internally developed software	2,529	569	1,960
Proprietary content	9,137	1,094	8,043
Intellectual property	2,284	1,403	881
Favorable lease	721	75	646
	$39,505	$5,864	$33,641

Estimated future amortization expense remaining at June 30, 2015 for intangible assets acquired is as follows:

Year Ending
December 31,
2015	$2,793
2016	5,451
2017	5,302
2018	4,823
2019	3,600
Thereafter	9,215
Total future amortization expense	$31,184

For intangible assets, the Company assesses the carrying value of these assets whenever events or circumstances indicate that the carrying value may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset, or asset group, to the future undiscounted cash flows expected to be generated by the asset, or asset group. There were no events or changes in circumstances during the second quarter of 2015 which indicated that an assessment of the impairment of goodwill and intangible assets was required.

(16)     Business and Credit Concentrations
Significant portions of the Company’s net sales are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net sales to foreign customers outside the U.S. and Canada	39.9%	34.5%	38.5%	31.8%
Net sales to Customer A	*	11.0%	*	*

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
As required by ASC Topic 815, Derivatives and Hedging, the Company records all derivatives on the balance sheet at fair value. As of June 30, 2015, the fair value of the derivatives is included in other accrued liabilities and the unrealized loss is included in accumulated other comprehensive loss.
As of June 30, 2015, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivatives	Notional (in thousands)	Asset (Liability)	Effective Date	Maturity Date	Index	Strike Rate
Interest rate swap	$1,596	(133)	April 1, 2010	April 1, 2019	1-month LIBOR	5.91%
Interest rate swap	$1,596	(142)	April 1, 2010	April 1, 2019	1-month LIBOR	6.07%

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Introduction

The statements included in this quarterly report on Form 10-Q, other than statements of historical fact, are forward-looking statements. Examples of forward-looking statements include statements regarding our future financial results, operating results, business strategies, projected costs, products, competitive positions and plans, customer preferences, consumer trends, anticipated product development, and objectives of management for future operations. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” or the negative of these terms or other comparable terminology. Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed in the sections entitled “Risk Factors” in Item 1A of Part I of our annual report on Form 10-K for the year ended December 31, 2014 and Item 1A of Part II of this quarterly report on Form 10-Q. These and many other factors could affect our future financial and operating results, and could cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by us or on our behalf. For example, our expectations regarding certain items as a percentage of sales assume that we will achieve our anticipated sales goals. The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this report.

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
Our mobile communications service sales include sales earned from satellite voice and Internet airtime services and sales from product repairs. Our mobile communications services sales also include our distribution of entertainment, including news, sports, music, and movies to commercial and leisure customers in the maritime, hotel, and retail markets through KVH Media Group (acquired as Headland Media Limited), the media and entertainment service company that we acquired on May 11, 2013, and the distribution of training films and e-Learning computer-based training courses to commercial customers in the maritime market through Super Dragon Limited and Videotel Marine Asia Limited (together referred to as Videotel), a maritime training services company that we acquired on July 2, 2014. We typically recognize revenue from media content sales ratably over the period of the service contract. We provide, for monthly fixed and usage fees, satellite connectivity services for broadband Internet, data and Voice over Internet Protocol (VoIP) service to our TracPhone V-series customers. We also earn monthly usage fees for third-party satellite connectivity for voice, data and Internet services to our Inmarsat and Iridium customers who choose to activate their subscriptions with us. Our service sales have grown as a percentage of total revenue from 24% of our net sales in 2011 to 34% in 2012 to 44% in 2013 to 54% in 2014 and to 61% in the six months ended June 30, 2015, a portion of which is attributable to our acquisitions of the KVH Media Group business in May 2013 and Videotel in July 2014.
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

We generate sales primarily from the sale of our mobile communications systems and services and our guidance and stabilization products and services. The following table provides, for the periods indicated, our sales by industry category:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Mobile communications	$38,039	$29,664	$74,282	$58,639
Guidance and stabilization	6,816	11,258	11,878	19,268
Net sales	$44,855	$40,922	$86,160	$77,907

We have historically derived a substantial portion of our sales from sales to customers located outside the United States. Notes 10 and 16 to the unaudited consolidated financial statements provide information regarding our sales to specific geographic regions.

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
As described in our annual report on Form 10-K for the year ended December 31, 2014, our most critical accounting policies and estimates upon which our consolidated financial statements were prepared were those relating to revenue recognition, valuation of accounts receivable, valuation of inventory, assumptions used to determine fair value of goodwill and intangible assets, deferred tax assets and related valuation allowance, stock-based compensation, warranty and accounting for contingencies. We have reviewed our policies and estimates and determined that these remain our most critical accounting policies and estimates for the six months ended June 30, 2015.
Readers should refer to our annual report on Form 10-K for the year ended December 31, 2014 under “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Critical Accounting Policies and Significant Estimates” for descriptions of these policies and estimates.

Results of Operations
The following table provides, for the periods indicated, certain financial data expressed as a percentage of net sales:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Sales:
Product	40.0%	51.3%	38.7%	50.1%
Service	60.0	48.7	61.3	49.9
Net sales	100.0	100.0	100.0	100.0
Cost and expenses:
Costs of product sales	26.8	29.5	26.1	30.0
Costs of service sales	30.5	27.8	31.3	28.8
Research and development	7.8	9.5	8.4	9.7
Sales, marketing and support	18.5	18.8	19.0	19.4
General and administrative	17.0	12.8	17.7	13.4
Total costs and expenses	100.6	98.4	102.5	101.3
(Loss) income from operations	(0.6)	1.6	(2.5)	(1.3)
Interest income	0.3	0.5	0.3	0.5
Interest expense	0.8	0.5	0.8	0.5
Other income (expense), net	1.4	(0.1)	1.2	0.1
Income (loss) before income tax expense (benefit)	0.3	1.5	(1.8)	(1.2)
Income tax expense (benefit)	0.2	1.5	(0.2)	0.2
Net income (loss)	0.1%	0.0%	(1.6)%	(1.4)%

Three Months Ended June 30, 2015 and 2014
Net Sales
Product sales decreased $3.1 million, or 15%, to $17.9 million for the three months ended June 30, 2015 from $21.0 million for the three months ended June 30, 2014. The decrease was primarily due to a decrease in sales of our guidance and stabilization products of approximately $4.4 million, or 42%, offset by an increase in sales of our mobile communications products of $1.3 million.

Specifically, sales of our TACNAV products decreased $4.9 million, or 85%, reflecting the uneven nature of shipments under specific TACNAV contracts. In the three months ended June 30, 2014, there was one significant customer shipment whereas most of our currently expected sales of TACNAV products in 2015 are expected to occur in the fourth quarter. Partially offsetting this decrease in sales of TACNAV products was an increase in sales of FOG products of $0.5 million, or 11%, primarily as a result of increased shipments of FOGs for commercial applications.

We anticipate that our TACNAV product sales will continue to be lower in the third quarter of 2015 relative to the prior year; however, we expect our TACNAV product sales to be flat year-over-year. Although we expect that TACNAV sales will continue to grow over the long term, sales on a quarter-to-quarter or year-to-year basis could continue to be very uneven. We also expect that our FOG sales will modestly decrease year-over-year, primarily due to reduced FOG demand for the U.S. Army’s CROWS III program.

Mobile communications product sales increased $1.4 million, or 13%, to $12.0 million for the three months ended June 30, 2015 from $10.6 million for the three months ended June 30, 2014. The increase was primarily due to an increase in sales of our marine satellite communication products of $0.9 million, or 20%, and an increase in sales of our satellite television products of $0.5 million, or 10%. The primary drivers of the increase in marine satellite communication products were related to higher TracPhone V7 and V11 product sales. The increase in sales of our marine satellite television products was due to our new marine satellite television product line. With the launch of our IP-MobileCast content delivery service, we expect our mini-VSAT product sales will continue to grow from the third quarter of 2014 to the third quarter of 2015.

Mobile communications product sales originating from our European and Asian subsidiaries for the three months ended June 30, 2015 increased by $0.8 million, or 25%, compared to the three months ended June 30, 2014, primarily driven by higher unit sales of our TracPhone V7 and V11 products. Mobile communications product sales originating from the Americas for the three months ended June 30, 2015 increased $0.5 million, or 7%, as compared to the three months ended June 30, 2014, primarily due to sales of our TracPhone V11 product to a new fleet customer.

Service sales for the three months ended June 30, 2015 increased $7.0 million, or 35%, to $26.9 million from $19.9 million for the three months ended June 30, 2014. The primary reasons for the increase were a $5.8 million increase in new e-Learning and maritime safety media sales arising from our acquisition of Videotel in July 2014 and a $1.5 million increase in airtime sales for our mini-VSAT Broadband service.

Costs of Sales

For the three months ended June 30, 2015, costs of product sales decreased by $0.1 million, or 1%, to $12.0 million from $12.1 million for the three months ended June 30, 2014. The primary reason for the decrease was the decrease in sales of our TACNAV products and an increase in our mobile communications product sales as discussed above.

Costs of service sales increased by $2.3 million, or 21%, to $13.7 million for the three months ended June 30, 2015 from $11.4 million for the three months ended June 30, 2014. The primary reasons for the increase were a $1.5 million increase associated with Videotel e-Learning and maritime safety media sales and a $1.2 million increase in airtime costs of sales for our mini-VSAT Broadband service.

Gross margin from product sales for the three months ended June 30, 2015 decreased to 33% as compared to 42% for the three months ended June 30, 2014. The decrease in our gross margin from product sales was primarily due to a decrease in sales of our TACNAV products discussed above, which generally have higher margins than our mobile communications products.

Gross margin from service sales for the three months ended June 30, 2015 increased to 49% as compared to 43% for the three months ended June 30, 2014. The increase in our gross margin from service sales was primarily attributable to the gross margin contributed from our new Videotel business. Partially offsetting the increase in service gross margin was a decrease in gross margin for mini-VSAT Broadband service sales to 34% from 35% in the prior year period due to lower average rate per active vessel on metered plans in the offshore oil and gas services market.

We expect that our mini-VSAT Broadband service revenue will continue to increase year-over-year, and we anticipate a modest year-over-year increase in our mini-VSAT Broadband gross margin percentage from that achieved in 2014.

Operating Expenses

Research and development expense for the three months ended June 30, 2015 decreased by $0.4 million, or 10%, to $3.5 million from $3.9 million for the three months ended June 30, 2014. The primary reasons for the decrease were a $0.2 million decrease in expensed materials and a $0.2 million decrease in consulting fees related to prior year development efforts associated with our marine TV product line. As a percentage of net sales, research and development expense for the three months ended June 30, 2015 was 8% as compared to 10% for the three months ended June 30, 2014.

We expect research and development expense will be modestly lower year-over-year as a result of the completion of a major product development effort for a significant portion of our marine TV product line in the first half of 2014.

Sales, marketing and support expense for the three months ended June 30, 2015 increased by $0.6 million, or 8%, to $8.3 million from $7.7 million for the three months ended June 30, 2014. The primary reason for the increase in 2015 was a $1.2 million increase in sales, marketing and support expense related to our new Videotel business, partially offset by a $0.6 million decrease in external commissions, which primarily related to the TACNAV revenue in the prior year period. As a percentage of net sales, sales, marketing and support expense was 19% for the three months ended June 30, 2015 and 2014.

We expect that our sales, marketing and support expenses will continue to increase year-over-year, driven by the additional expenses for our new Videotel business and the introduction of new value-added services to our mini-VSAT Broadband customers such as IP-MobileCast.

General and administrative expense for the three months ended June 30, 2015 increased by $2.4 million, or 46%, to $7.6 million from $5.2 million for the three months ended June 30, 2014. The primary reasons for the increase in 2015 expense were a $1.9 million increase in general and administrative expense relating to our new Videotel business, a $0.5 million increase in compensation-related expenses, and $0.3 million in outside consulting and audit-related fees. Partially offsetting this increase is a $0.4 million decrease in transaction expenses related to the Videotel acquisition. As a percentage of net sales, general and administrative expense for the three months ended June 30, 2015 was 17% as compared to 13% for the three months ended June 30, 2014.

We expect general and administrative expenses to increase year-over-year, driven primarily by additional expenses for our new Videotel business.

Interest and Other Income (Expense), Net

Interest income for the three months ended June 30, 2015 was $0.1 million compared to $0.2 million in the prior year period. The decrease is primarily attributable to using a portion of our cash to acquire Videotel in 2014. Interest expense for the three months ended June 30, 2015 increased by $0.2 million to $0.4 million from $0.2 million for the three months ended June 30, 2014. The primary reason for the increase was borrowings under our senior credit facility executed in July 2014 to finance the purchase of Videotel in July 2014. Other income (expense), net for the three months ended June 30, 2015 increased to $0.6 million from $0.0 million for the three months ended June 30, 2014. The primary reason for the increase in other income (expense), net was foreign currency exchange gains primarily associated with our U.K. and Hong Kong operations.

Income Tax Expense

Income tax expense for the three months ended June 30, 2015 was $0.1 million as compared to $0.6 million for the three months ended June 30, 2014 primarily due to a decrease in pre-tax income period-over-period as well as a discrete income tax expense of $0.3 million in the three months ended June 30, 2014.

We expect our effective tax rate for the remainder of 2015 to be approximately 25%, subject to the effect of unforeseen discrete tax events such as changes in forecasted expectations for pre-tax income and stock option exercise activity.

Six Months Ended June 30, 2015 and 2014
Net Sales
Product sales for the six months ended June 30, 2015 decreased $5.7 million, or 15%, to $33.3 million from $39.0 million for the six months ended June 30, 2014. The decrease was primarily due to a decrease in sales of our guidance and stabilization products of approximately $6.7 million, or 39%.

Specifically, sales of our TACNAV products decreased $5.7 million, or 78%, primarily as a result of decreased product sales related to two significant programs that were completed in 2014. Also contributing to the decrease in sales of our guidance and stabilization products during the six months ended June 30, 2015 was a decrease in sales of our FOG products of $1.0 million, or 10%, as compared to the six months ended June 30, 2014, primarily as a result of a $2.2 million decrease in sales to one commercial customer.

Mobile communications product sales increased $1.0 million, or 5%, to $22.8 million for the six months ended June 30, 2015 from $21.8 million for the six months ended June 30, 2014. The increase was primarily a $0.5 million increase in sales of our marine satellite television products related to our new marine satellite television product line. In addition, sales increased by $0.3 million for accessories and $0.2 million for TracPhone product sales in the six months ended June 30, 2015 from the comparable amounts in the six months ended June 30, 2014.

Mobile communications product sales originating from our European and Asian subsidiaries for the six months ended June 30, 2015 increased $0.2 million, or 2%, as compared to the six months ended June 30, 2014. Mobile communications product sales originating from the Americas for the six months ended June 30, 2015 increased $0.8 million, or 6%, as compared to the six months ended June 30, 2014.

Service sales for the six months ended June 30, 2015 increased $13.9 million, or 36%, to $52.8 million from $38.9 million for the six months ended June 30, 2014. The primary reasons for the increase were an $11.8 million increase in new e-Learning and maritime safety media sales resulting from the Videotel acquisition in July 2014 and a $3.1 million increase in airtime sales for our mini-VSAT Broadband service. Partially offsetting the increases in service sales was a $0.7 million decrease in contracted engineering services primarily from reduced installation and program management services provided in connection with the SANG contract.

Costs of Sales

For the six months ended June 30, 2015, costs of product sales decreased by $0.9 million, or 4%, to $22.5 million from $23.4 million for the six months ended June 30, 2014. The primary reason for the decrease was the decrease in sales of our TACNAV and FOG products discussed above.

Costs of service sales increased by $4.6 million, or 21%, to $27.0 million for the six months ended June 30, 2015 from $22.4 million for the six months ended June 30, 2014. The primary reasons for the increase were a $3.2 million increase associated with Videotel e-Learning and maritime safety media sales and a $2.5 million increase in airtime costs of sales for our mini-VSAT Broadband service. Partially offsetting these increases was a $0.8 million decrease in engineering services costs of sales due primarily to a decrease in the services provided in connection with the SANG contract as discussed above.

Gross margin from product sales for the six months ended June 30, 2015 decreased to 32% as compared to 40% for the six months ended June 30, 2014. The decrease in our gross margin from product sales was primarily due to a decrease in sales of our TACNAV products discussed above, which generally have higher margins than our mobile communications products.

Gross margin from service sales for the six months ended June 30, 2015 increased to 49% as compared to 42% for the six months ended June 30, 2014. The increase in our gross margin from service sales was primarily attributable to the service gross margin contributed from our new Videotel business. To a lesser extent, an increase in gross margin from contracted engineering services also contributed to the service gross margin increase. Partially offsetting the increase in service gross margin was a decrease in gross margin for mini-VSAT Broadband service sales to 34% from 36% in the prior year period due to lower average rate per active vessel on metered plans in the offshore oil and gas services market.

Operating Expenses

Research and development expense for the six months ended June 30, 2015 decreased by $0.3 million, or 4%, to $7.2 million from $7.5 million for the six months ended June 30, 2014. The primary reasons for the decrease were a $0.3 million decrease in expensed materials and a $0.2 million decrease in consulting expense related to prior year development efforts associated with our marine TV product line. These decreases were offset by a $0.2 million increase in U.S.-based employee compensation for research and development personnel, in part due to converting contractors to full-time employees. As a percentage of net sales, research and development expense for the six months ended June 30, 2015 was 8% as compared to 10% for the six months ended June 30, 2014.

Sales, marketing and support expense for the six months ended June 30, 2015 increased by $1.2 million, or 8%, to $16.4 million from $15.2 million for the six months ended June 30, 2014. The primary reason for the increase in 2015 was a $2.6 million increase in sales, marketing and support expense related to our new Videotel business, offset by a $0.7 million decrease in external commissions, which primarily related to the TACNAV revenue in the prior year period, and a $0.4 million decrease in warranty expense mainly in relation to TracPhone V7 and V11 products. As a percentage of net sales, sales, marketing and support expense was 19% for the six months ended June 30, 2015 and 2014.

General and administrative expense for the six months ended June 30, 2015 increased by $4.9 million, or 47%, to $15.3 million from $10.4 million for the six months ended June 30, 2014. The primary reasons for the increase in 2015 expense were a $3.8 million increase in general and administrative expense relating to our new Videotel business and a $0.7 million increase in outside consulting and audit-related fees. Partially offsetting this increase is a $0.4 million decrease in transaction expenses related to the Videotel acquisition. As a percentage of net sales, general and administrative expense for the six months ended June 30, 2015 was 18% as compared to 13% for the six months ended June 30, 2014.

Interest and Other Income, Net

Interest income for the six months ended June 30, 2015 was $0.3 million compared to $0.4 million in the prior year period. The decrease is primarily attributable to using a portion of our cash to acquire Videotel in 2014. Interest expense for the six months ended June 30, 2015 increased by $0.3 million, or 75%, to $0.7 million from $0.4 million for the six months ended June 30, 2014. The primary reason for the increase was borrowings under our senior credit facility executed in July 2014 to finance the purchase of Videotel in July 2014. Other income, net for the six months ended June 30, 2015 increased by $0.9 million to $1.0 million from $0.1 million for the six months ended June 30, 2014. The primary reason for the increase in other income, net was foreign currency exchange gains primarily associated with our U.K. and Hong Kong operations.

Income Tax (Benefit) Expense

Income tax benefit for the six months ended June 30, 2015 was $0.2 million as compared to $0.2 million income tax expense for the six months ended June 30, 2014 primarily due to a decrease in pre-tax income period over period as well as a discrete income tax expense of $0.3 million in the six months ended June 30, 2014.

Backlog
Backlog is not a meaningful indicator for predicting revenue in future periods. Commercial resellers for our mobile satellite communications products and FOG products do not carry extensive inventories and rely on us to ship products quickly. Generally due to the rapid delivery of our commercial products, our backlog for those products is not significant.
Our backlog for all products and services was approximately $29.2 million and $27.3 million on June 30, 2015 and December 31, 2014, respectively. As of June 30, 2015, our backlog was scheduled for fulfillment in 2015 except for $11.9 million scheduled for fulfillment in 2016 and $2.9 million scheduled for fulfillment in 2017 and thereafter.
Backlog consists of orders evidenced by written agreements and specified delivery dates for customers who are acceptable credit risks. We do not include satellite connectivity service sales in our backlog even though many of our satellite connectivity customers have signed annual or multi-year service contracts providing for a fixed monthly fee. Military orders included in backlog are generally subject to cancellation for the convenience of the customer. When orders are canceled, we generally recover actual costs incurred through the date of cancellation and the costs resulting from termination. As of June 30, 2015, our backlog included approximately $24.1 million in orders that are subject to cancellation for convenience by the customer. Individual orders for guidance and stabilization products are often large and may require procurement of specialized long-lead components and allocation of manufacturing resources. The complexity of planning and executing larger orders generally requires customers to order well in advance of the required delivery date, resulting in backlog.
Liquidity and Capital Resources
We have generally funded our operations primarily from operating cash flows, bank financings and proceeds received from exercises of stock options. As of June 30, 2015, we had $48.0 million in cash, cash equivalents, and marketable securities, of which $10.2 million in cash and cash equivalents was held in local currencies by our foreign subsidiaries. There were no marketable securities held by our foreign subsidiaries as of June 30, 2015. As of June 30, 2015, we had $65.4 million in working capital.
Net cash provided by operations was $4.9 million for the six months ended June 30, 2015 as compared to net cash provided by operations of $1.3 million for the six months ended June 30, 2014. The $3.6 million increase in cash provided by operations was primarily due to a $5.0 million increase in cash inflows related to accounts receivable, a $3.0 million increase in non-cash operating expenses, and a $1.0 million increase in accrued expenses. Partially offsetting these amounts were a $2.1 million increase in cash outflows relating to accounts payable, a $1.6 million increase in cash outflows related to prepaid expenses and other assets, a $1.0 million decrease in deferred revenue, a $0.3 million decrease in net income and a $0.2 million increase relating to inventories.
Net cash used in investing activities was $6.6 million for the six months ended June 30, 2015 as compared to net cash provided by investing activities of $3.6 million for the six months ended June 30, 2014. The increase in cash used in investing activities of $10.2 million is primarily the result of a $7.1 million decrease in maturities and sales of marketable securities, a $1.6 million increase in capital expenditures and a $1.4 million increase in our net investment in marketable securities.
Net cash used in financing activities was $3.2 million for the six months ended June 30, 2015 compared to net cash used in financing activities of $0.7 million for the six months ended June 30, 2014. The $2.5 million increase in cash used in financing activities is primarily due to $2.5 million in repayments of our term loan we undertook in connection with the acquisition of Videotel in July 2014.

Borrowing Arrangements
Principal Credit Facility
As of June 30, 2015, there was $61.3 million in aggregate principal amount outstanding under our principal credit facility. On July 1, 2014, we entered into a five-year senior credit agreement with Bank of America, N.A., as administrative agent, and the lenders named from time to time as parties thereto, for an aggregate amount of up to $80.0 million, including a revolving credit facility of up to $15.0 million and a term loan of $65.0 million to be used for general corporate purposes, including both the refinancing of the $30.0 million of indebtedness then outstanding under our former credit facility and permitted acquisitions. We also entered into a security agreement with respect to our grant of a security interest in substantially all of our assets in order to secure our obligations under the credit agreement and the related notes and pledge agreements with respect to our grant of a security interest in 65% of the capital stock of each of KVH Industries A/S and KVH Industries U.K. Limited held by us in order to secure our obligations under the credit agreement and the notes.
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
Borrowings under the revolver are subject to the satisfaction of numerous conditions precedent at the time of each borrowing, including the continued accuracy of our representations and warranties and the absence of any default under the credit agreement. As of June 30, 2015, there were no borrowings outstanding under the revolver.
The credit agreement contains two financial covenants, a Maximum Consolidated Leverage Ratio and a Minimum Consolidated Fixed Charge Coverage Ratio, each as defined in the credit agreement. The Maximum Consolidated Leverage Ratio was initially 2.25:1.00, declined to 1.50:1.00 on December 31, 2014 and declines to 1.00:1.00 on September 30, 2015. The Minimum Consolidated Fixed Charge Coverage Ratio may not be less than 1.25:1.00 at any time after December 31, 2014. We were in compliance with these financial ratio debt covenants as of June 30, 2015. The credit agreement imposes certain other affirmative and negative covenants, including without limitation covenants with respect to the payment of taxes and other obligations, compliance with laws, entry into material contracts, creation of liens, incurrence of indebtedness, investments, dispositions, fundamental changes, restricted payments, changes in the nature of our business, transactions with affiliates, corporate and accounting changes, and sale and leaseback arrangements.
Our obligation to repay loans under the credit agreement could be accelerated upon a default or event of default under the terms of the credit agreement, including certain failures to pay principal or interest when due, certain breaches of representations and warranties, the failure to comply with our affirmative and negative covenants under the credit agreement, a change of control, certain defaults in payment relating to other indebtedness, the acceleration of payment of certain other indebtedness, certain events relating to our liquidation, dissolution, bankruptcy, insolvency or receivership, the entry of certain judgments against us, certain events relating to the impairment of collateral or the lenders’ security interest therein, and any other material adverse change with respect to us. The Credit Agreement was amended in June 2015 to modify the circumstances under which certain changes in our Board of Directors would constitute a change of control.
Mortgage Loan
On April 6, 2009, we entered into a mortgage loan in the amount of $4.0 million related to our headquarters facility in Middletown, Rhode Island. On June 9, 2011, we entered into an amendment to the mortgage loan. The loan term is ten years, with a principal amortization of 20 years, and the interest rate will be a rate per year adjusted periodically based on a defined interest period equal to the BBA LIBOR Rate plus 2.00 percentage points. Land, building and improvements with an approximate carrying value of approximately $5.0 million as of June 30, 2015 secure the mortgage loan. The monthly mortgage payment is approximately $13,000, plus interest and increases in increments of $1,000 each year throughout the life of the mortgage. Due to the difference in the term of the loan and amortization of the principal, a balloon payment of $2.6 million is due on April 1, 2019. The loan contains one financial covenant, a Fixed Charge Coverage Ratio, which applies in the event that our consolidated cash, cash equivalents, and marketable securities balance falls below $25.0 million at any time. As our consolidated cash, cash equivalents and marketable securities balance was above $25.0 million for the six months ended June 30, 2015, the Fixed Charge Coverage Ratio did not apply. Under the mortgage loan we may prepay our outstanding loan balance subject to certain early termination charges as defined in the mortgage loan agreement. If we were to default on our mortgage loan, the land, building and improvements would be used as collateral. As discussed in Note 17 to the consolidated financial statements, effective April 1, 2010, in order to reduce the volatility of cash outflows that arise from changes in interest rates, we entered into two interest rate swap agreements that are intended to hedge our mortgage interest obligations by fixing the interest rates specified in the mortgage loan to 5.9% for half of the principal amount outstanding and 6.1% for the remaining half of the principal amount outstanding as of April 1, 2010 until the mortgage loan expires on April 16, 2019.
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
On November 26, 2008, our Board of Directors authorized a program to repurchase up to one million shares of our common stock. The share repurchase program is funded using our existing cash, cash equivalents, marketable securities and future cash flows. As of June 30, 2015, 341,009 shares of our common stock remain available for repurchase under the program. We did not purchase any shares of our common stock in the six months ended June 30, 2015.
As of June 30, 2015, we held $48.0 million in cash, cash equivalents and marketable securities. We believe that our cash, cash equivalents and marketable securities, together with our other working capital and cash flows from operations, will be adequate to meet planned operating and capital requirements through at least the next twelve months. However, as the need or opportunity arises, we may seek to raise additional capital through public or private sales of securities or through additional debt financing. There are no assurances that we will be able to obtain any additional funding or that such funding will be available on terms acceptable to us.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our primary market risk exposures are interest rate risk and foreign currency exchange rate risk.
We are exposed to changes in interest rates because we finance certain operations through fixed and variable rate debt instruments.
We had $61.3 million in borrowings outstanding at June 30, 2015, at an interest rate equal to the LIBOR Daily Floating Rate plus 1.50% under our variable-rate credit facility. For more information regarding our credit facility, see "Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Borrowing Arrangements" of Part I of this quarterly report on Form 10-Q. A hypothetical 10% increase or decrease in interest rates would have approximately a $0.1 million impact on our interest expense based on the $61.3 million outstanding at June 30, 2015 with an interest rate of 1.94%.
As discussed in Note 17 to the unaudited consolidated financial statements, effective April 1, 2010, in order to reduce the volatility of cash outflows that arise from changes in interest rates, we entered into two interest rate swap agreements. These interest rate swap agreements are intended to hedge our mortgage loan related to our headquarters facility in Middletown, Rhode Island by fixing the interest rates specified in the mortgage loan to 5.9% for half of the principal amount outstanding and 6.1% for the remaining half of the principal amount outstanding as of April 1, 2010 until the mortgage loan expires on April 16, 2019.
We are exposed to currency exchange rate fluctuations related to our subsidiary operations in the United Kingdom, Denmark, Norway, Brazil, Singapore, Hong Kong, Cyprus, Japan, Belgium, and the Netherlands. Our recent acquisition of Videotel expanded our international operations and therefore our exposure to these fluctuations. Certain transactions in these locations are made in the local currency, yet are reported in the U.S. dollar, the functional currency. For foreign currency exposures existing at June 30, 2015, a 10% unfavorable movement in the foreign exchange rates for our subsidiary locations would not expose us to material losses in earnings or cash flows.
From time to time, we have purchased foreign currency forward contracts. These forward contracts are intended to offset the impact of exchange rate fluctuations on cash flows of our foreign subsidiaries. Foreign exchange contracts are accounted for as cash flow hedges and are recorded on the balance sheet at fair value until executed. Changes in the fair value are recognized in earnings. We did not enter into any such contracts during the six months ended June 30, 2015. However, we did inherit cash flow hedges from our acquisition of Headland Media Limited (now known as the KVH Media Group) in May 2013, all of which settled in 2014. We do not currently anticipate that we will enter into new agreements to replace the settled contracts.
The primary objective of our investment activities is to preserve principal and maintain liquidity, while at the same time maximizing income. We have not entered into any instruments for trading purposes. Some of the securities that we invest in may have market risk. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities that can include United States treasuries, certificates of deposit, investment grade asset-backed corporate securities, money market mutual funds, municipal bonds, and government agency and non-government debt securities. As of June 30, 2015, a hypothetical 100 basis-point increase in interest rates would have resulted in an immaterial decrease in the fair value of our investments that had maturities of greater than one year. Due to the conservative nature of our investments and the relatively short duration of their maturities, we believe this interest rate risk is substantially mitigated. As of June 30, 2015, 72% of the $27.6 million classified as available-for-sale marketable securities will mature or reset within one year. Accordingly, long-term interest rate risk is not considered material for our investment activities. We did not invest in any financial instruments denominated in foreign currencies as of June 30, 2015.

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
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2015, the end of the period covered by this interim report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2015 due to material weaknesses in our internal control over financial reporting. Our internal control over financial reporting is the process designed by and under the supervision of our Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external reporting in accordance with accounting principles generally accepted in the United States of America.
As previously described in "Item 9A. Controls and Procedures" of our annual report on Form 10-K for the year ended December 31, 2014, management performed its assessment of the effectiveness of our internal control over financial reporting as of December 31, 2014 and concluded that our internal control over financial reporting as of that date was not effective because of the material weaknesses described below.
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
Our independent registered public accounting firm, Grant Thornton LLP issued an adverse report regarding the effectiveness of our internal control over financial reporting as of December 31, 2014, and that report is included in "Item 9A. Controls and Procedures" of our annual report on Form 10-K for the year ended December 31, 2014.
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

We are in the process of further reviewing, documenting and testing our internal controls over financial reporting, and we may from time to time make changes aimed at enhancing existing controls and/or implementing additional controls. Because the implementation of our remediation plan was ongoing as of June 30, 2015 and because there was insufficient time as of June 30, 2015 to demonstrate that the new controls implemented as part of the remediation plan were operating effectively as of that date, management concluded that the material weaknesses described in our annual report still existed as of June 30, 2015.
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
As a private company, Videotel was not required to have, and did not have, the level of internal control over financing reporting that United States public reporting companies must have. Further, Videotel did not regularly prepare financial statements in accordance with accounting principles generally accepted in the United States that were audited by an independent public accounting firm registered with the Public Company Accounting Oversight Board, nor did it prepare unaudited financial statements on a quarterly or other interim basis. Accordingly, we expect to apply our existing internal control over financial reporting and such other appropriate internal controls as we deem necessary to Videotel’s operations. We have hired the appropriate personnel with the requisite degree of financial and accounting training and experience appropriate for public company reporting.
Evaluation of Changes in Internal Control over Financial Reporting
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated changes in our internal control over financial reporting that occurred during the second quarter of 2015. Based on that evaluation, except for the changes described above, our Chief Executive Officer and Chief Financial Officer did not identify any change in our internal control over financial reporting during the second quarter of 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
We had historically sold a substantial portion of our FOG systems to the U.S. government and its contractors. A reduction in sales to the U.S. government or its contractors, whether due to lack of funding, for convenience or otherwise, or the occurrence of delays, could negatively impact our results of operations and financial condition.
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

Appropriations can also be affected by legislation that addresses larger budgetary issues of the U.S. government. For example, future federal sequestration measures could continue to adversely affect federal spending across the U.S. government, including the Department of Defense, and we expect that these measures will continue to limit or reduce defense spending.
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

These factors periodically cause substantial fluctuations in sales of our TACNAV and FOG products from period to period. For example, sales of our FOG products increased $0.5 million, or 10%, from the three months ended June 30, 2014 to the three months ended June 30, 2015, but sales of our FOG products decreased $1.1 million, or 12%, from the six months ended June 30, 2014 to the six months ended June 30, 2015. Similarly, TACNAV product sales decreased $4.9 million, or 85%, from the three months ended June 30, 2014 to the three months ended June 30, 2015 and decreased $5.7 million, or 78%, from the six months ended June 30, 2014 to the six months ended June 30, 2015. However, in October 2014, we received a $19.0 million TACNAV product and services contract with an international military customer which include program management and engineering services expected to be delivered through 2017 and hardware shipments expected to be fulfilled in 2015 and 2016, as well as out-year support services to be provided as part of this order. These large orders contribute to the unpredictability of our revenues from period to period. The U.S. government may change defense spending priorities at any time. Moreover, government customers and their contractors can generally cancel orders for our products for convenience or decline to exercise previously disclosed contract options. Even under firm orders with government customers, funding must often be appropriated in the budget process in order for the government to complete the contract. The cancellation of or failure to fund orders for our products could further reduce our net sales and results of operations.

Sales of our FOG systems and TACNAV products generally consist of a few large orders, and the delay or cancellation of a single order could substantially reduce our net sales.

KVH products sold to customers in the defense industry are purchased through orders that can generally range in size from several hundred thousand dollars to more than one million dollars. For example, we received orders for TACNAV products and services of $1.5 million, $4.3 million, $19.0 million, $5.2 million, $7.2 million, $35.6 million, and $2.8 million in May 2015, November 2014, October 2014, May 2014, January 2013, September 2012, and September 2012, respectively. Orders of this size are often unpredictable and difficult to replicate. As a result, the delay or cancellation of a single order could materially reduce our net sales and results of operations. We periodically experience repeated and unanticipated delays in defense orders, which make our revenues and operating results less predictable. Because our guidance and stabilization products typically have relatively higher product gross margins than our mobile communications products, the loss of an order for guidance and stabilization products could have a disproportionately adverse effect on our results of operations.

Only a few customers account for a substantial portion of our guidance and stabilization revenues, and the loss of any of these customers could substantially reduce our net sales.
We derive a significant portion of our guidance and stabilization revenues from a small number of customers, many of whom are contractors for the U.S. government. For example, for the three months ended June 30, 2014, one customer accounted for 11% of our total sales. In October 2014, we received a $19.0 million TACNAV product and services contract with an international military customer which include program management and engineering services expected to be delivered through 2017 and hardware shipments expected to be fulfilled in 2015 and 2016 as well as out-year support services to be provided as part of this order. The loss of business from any of these customers could substantially reduce our net sales and results of operations and could seriously harm our business. Since we are often awarded a contract as a subcontractor to a major defense supplier that is engaged in a competitive bidding process as prime contractor for a major weapons procurement program, our revenues depend significantly on the success of the prime contractors with which we align ourselves.
Commercial sales of our guidance and stabilization products are unpredictable.
Increased commercial sales of our guidance and stabilization products are making it more difficult to predict our future revenues. We have been marketing our guidance and stabilization products, particularly our FOGs, to original equipment manufacturers for incorporation into commercial products, such as navigation and positioning systems for various applications, including precision mapping, dynamic surveying, autonomous vehicles, train location control and track geometry measurement systems, industrial robotics, and optical stabilization. Because we sell these products to original equipment manufacturers rather than end-users, we have less information about market trends and other developments affecting the buying patterns of end-users and, as a result, may be unable to forecast demand for these products accurately. Sales of FOGs for commercial applications increased from the six months ended June 30, 2014 to the six months ended June 30, 2015; however, sales can significantly increase or decrease quarter-to-quarter due to the customer mix. Moreover, sales of these products for commercial applications depend on the success of our customers’ products, and any decline in sales of our customers’ products would reduce demand for our products.
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
We currently have, and will likely continue to have, a substantial amount of indebtedness. Our indebtedness could, among other things, make it more difficult for us to satisfy our debt obligations, require us to use a large portion of our cash flow from operations to repay and service our debt or otherwise create liquidity problems, limit our flexibility to adjust to market conditions, place us at a competitive disadvantage and expose us to interest rate fluctuations. As of June 30, 2015, we had total debt outstanding of $67.8 million, which included $61.3 million in aggregate principal amount of indebtedness outstanding under our term note that we entered into on July 1, 2014.
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
Historically, sales to customers outside the United States have accounted for a significant portion of our net sales, and our acquisitions of Videotel in July 2014 and Headland Media Limited (now known as the KVH Media Group) in May 2013 increased our sales in new foreign markets. We derived 33%, 37%, 39%, and 44% of our revenues in 2012, 2013, 2014, and the six months ended June 30, 2015, respectively, from sales to customers outside the United States. We have foreign sales offices in Denmark, the United Kingdom, Singapore, Hong Kong, Japan, Norway, and Cyprus, as well as a subsidiary in Brazil that manages local sales. However, aside from these international sales offices, substantially all of our personnel and operations, particularly for our mobile satellite communications equipment business and our guidance and stabilization business, are located in the United States. Our limited operations in foreign countries may impair our ability to compete successfully in international markets and to meet the service and support needs of our customers in countries where we have little to no infrastructure. We are subject to a number of risks associated with our international business activities, which may increase our costs and require significant management attention. Our acquisitions of Videotel and Headland Media Limited (now known as KVH Media Group) have augmented these risks. These risks include:

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
Because of the scope of our foreign sales and foreign operations, we face significant exposure to movements in exchange rates for foreign currencies, particularly the British pound sterling and the euro. In recent months, the U.S. dollar has slightly weakened against relevant foreign currencies, which increases our revenues reported in U.S. dollars and increases the reported value of our assets in foreign countries. However, if the U.S. dollar strengthens, our revenues reported in U.S. dollars could be reduced as well as reducing the reported value of our assets in foreign countries. Moreover, certain of our products and services are sold internationally in U.S. dollars; as the U.S. dollar strengthens, the relative cost of these products and services to customers located in foreign countries increases, which adversely affects sales. In addition, most of our financial obligations, including payments under our outstanding debt obligations, must be satisfied in U.S. dollars. Our exposures to changes in foreign currency exchange rates may change over time as our business practices evolve and could result in increased costs or reduced revenue and could adversely affect our cash flow. Changes in the relative values of currencies occur regularly and may have a significant impact on our operating results. We cannot predict with any certainty changes in foreign currency exchange rates or the degree to which we can cost-effectively mitigate this exposure.

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
As previously described in “Item 9A. Controls and Procedures” of our annual report on Form 10-K for the year ended December 31, 2014, in March 2015, our management concluded that we had material weaknesses in internal control over financial reporting as of December 31, 2014 and therefore did not maintain effective internal control over financial reporting or effective disclosure controls and procedures, both of which are requirements of the Securities Exchange Act of 1934, as of that date. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses related to guidance and stabilization contracts where revenue is recognized on a bill and hold basis, the accounting for income taxes and the accounting for multiple-element lease transactions.

Following the identification of the control deficiencies, management implemented a remediation plan. We are in the process of further reviewing, documenting and testing our internal controls over financial reporting, and we may from time to time make changes aimed at enhancing existing controls and/or implementing additional controls. Because the implementation of our remediation plan was ongoing as of June 30, 2015 and because there was insufficient time as of June 30, 2015 to demonstrate that the new controls implemented as part of the remediation plan were operating effectively as of that date, management concluded that the material weakness described in our annual report still existed as of June 30, 2015. Accordingly, the remedial measures we are taking may not be adequate to prevent future misstatements or avoid other control deficiencies or material weaknesses. The effectiveness of our internal control over financial reporting is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the soundness of our systems, the possibility of human error, and the risk of fraud. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and the risk that the degree of compliance with policies or procedures may deteriorate over time. Because of these limitations, there can be no assurance that any system of or internal control over financial reporting will be successful in preventing all errors or fraud or in making all material information known in a timely manner to the appropriate levels of management. As a result, it is possible that our financial statements will not comply with generally accepted accounting principles, will contain a material misstatement or will not be available on a timely basis, any of which could cause investors to lose confidence in us and lead to, among other things, unanticipated legal, accounting and other expenses, delays in filing required financial disclosures, enforcement actions by government authorities, fines, penalties, the delisting of our common stock and liabilities arising from stockholder litigation.
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
From time to time we have faced claims by third parties that our products or technology infringe their patents or other intellectual property rights, and we may face similar claims in the future. As noted in "Item 1. Legal Proceedings" of Part II of this quarterly report on Form 10-Q, Advanced Media Networks, L.L.C. filed suit in the United States District Court for the District of Rhode Island against us for allegedly infringing two of its patents, seeking unspecified monetary damage and other relief. This claim or any other claim of infringement could cause us to incur substantial costs defending against the claim, even if the claim is invalid, and could distract the attention of our management. If any of our products are found to violate third-party proprietary rights, we may be required to pay substantial damages. In addition, we may be required to re-engineer our products or obtain licenses from third parties to continue to offer our products. Any efforts to re-engineer our products or obtain licenses on commercially reasonable terms may not be successful, which would prevent us from selling our products, and, in any case, could substantially increase our costs and have a material adverse effect on our business, financial condition and results of operations.

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

Our stock price has historically been volatile. During the period from January 1, 2013 to June 30, 2015, the trading price of our common stock ranged from $10.87 to $15.79. Many factors may cause the market price of our common stock to fluctuate, including:

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
We are subject to income taxes and other taxes in both the U.S. and the foreign jurisdictions in which we currently operate. The determination of our worldwide provision for income taxes and current and deferred tax assets and liabilities requires judgment and estimation. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. We are subject to regular review and audit by both domestic and foreign tax authorities and to the prospective and retrospective effects of changing tax regulations and legislation. Although we believe our tax estimates are reasonable, the ultimate tax outcome may materially differ from the tax amounts recorded in our consolidated financial statements and may materially affect our income tax benefit or expense, net loss or income, and cash flows in the period in which such determination is made. As of June 30, 2015 we had liabilities for uncertain tax positions of $3.2 million, the majority of which relates to uncertain tax positions held on Videotel’s balance sheet as of the acquisition date.
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
We are subject to the SEC's new disclosure requirements for public companies that manufacture, or contract to manufacture, products for which certain minerals and their derivatives, namely tin, tantalum, tungsten and gold, known as “conflict minerals,” are necessary to the functionality or production of those products. These regulations require us to determine which of our products contain conflict minerals and, if so, to perform an extensive inquiry into our supply chain in an effort to determine whether or not such conflict minerals originate from the Democratic Republic of Congo, or DRC, or an adjoining country. We expect to incur additional costs to comply with these disclosure requirements, including costs related to determining the source of any of the relevant minerals used in our products, which will adversely affect our results of operations. Because our supply chain is complex, the country of origin inquiry and due diligence procedures that we implement may not enable us to ascertain the origins of any conflict minerals that we use or determine that these minerals did not originate from the DRC or an adjoining country, which may harm our reputation. In the conflict minerals report that we filed in 2015, we concluded that the origins of the relevant conflict minerals we used in 2014 were “DRC conflict undeterminable,” as a result of which we were not required to obtain an independent private sector audit of our conflict minerals report. The temporary rules permitting issuers to report that the origins of the conflict minerals they use are “DRC conflict undeterminable” have expired, and we expect that the expenses of preparing our conflict minerals report and obtaining any necessary private sector audit will increase. We may also face difficulties in satisfying customers who may require that our products be certified as DRC conflict-free, which could harm our relationships with these customers and lead to a loss of revenue. These new requirements could also have the effect of limiting the pool of suppliers from which we source these minerals, and we may be unable to obtain conflict-free minerals at competitive prices, which could increase our costs and adversely affect our manufacturing operations and our profitability.
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
On November 26, 2008, our Board of Directors authorized a program to repurchase up to one million shares of our common stock. As of June 30, 2015, 341,009 shares of common stock remain available for repurchase under the program. The repurchase program is funded using our existing cash, cash equivalents, marketable securities, and future cash flows. Under the repurchase program, at management’s discretion, we may repurchase shares on the open market from time to time, in privately negotiated transactions or block transactions, or through an accelerated repurchase agreement. The timing of such repurchases depends on availability of shares, price, market conditions, alternative uses of capital, and applicable regulatory requirements. The program may be modified, suspended or terminated at any time without prior notice. The repurchase program has no expiration date. There were no other repurchase programs outstanding during the three months ended June 30, 2015, and no repurchase programs expired during the period.
In the three months ended June 30, 2015, we did not repurchase any shares of our common stock.

ITEM 6.    EXHIBITS
Exhibits:

Exhibit No.	Description	Filed with this Form 10-Q	Incorporated by Reference
			Form	Filing Date	Exhibit No.
3.1	Amended and Restated Certificate of Incorporation, as amended		10-Q	August 6, 2010	3.1

3.2	Amended and Restated Bylaws of KVH Industries, Inc.		8-K	April 30, 2014	3.1

4.1	Specimen certificate for the common stock		S-1/A	March 22, 1996	4.1

10.1	First Amendment to Credit Agreement, dated as of June 15, 2015, by and among Bank of America, N.A., The Washington Trust Company and KVH Industries, Inc.	X

31.1	Rule 13a-14(a)/15d-14(a) certification of principal executive officer	X

31.2	Rule 13a-14(a)/15d-14(a) certification of principal financial officer	X

32.1	Section 1350 certification of principal executive officer and principal financial officer	X

101
The following financial information from KVH Industries, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets (unaudited), (ii) the Consolidated Statements of Operations (unaudited), (iii) the Consolidated Statements of Comprehensive Income (Loss) (unaudited), (iv) the Consolidated Statements of Cash Flows (unaudited), and (v) the Notes to Consolidated Financial Statements (unaudited).
		X

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 10, 2015

KVH Industries, Inc.

By:	/s/ PETER A. RENDALL
Peter A. Rendall
(Duly Authorized Officer and Chief Financial Officer)

Exhibit Index

Exhibit No.	Description	Filed with this Form 10-Q	Incorporated by Reference
			Form	Filing Date	Exhibit No.
3.1	Amended and Restated Certificate of Incorporation, as amended		10-Q	August 6, 2010	3.1

3.2	Amended and Restated Bylaws of KVH Industries, Inc.		8-K	April 30, 2014	3.1

4.1	Specimen certificate for the common stock		S-1/A	March 22, 1996	4.1

10.1	First Amendment to Credit Agreement, dated as of June 15, 2015, by and among Bank of America, N.A., The Washington Trust Company and KVH Industries, Inc.	X

31.1	Rule 13a-14(a)/15d-14(a) certification of principal executive officer	X

31.2	Rule 13a-14(a)/15d-14(a) certification of principal financial officer	X

32.1	Section 1350 certification of principal executive officer and principal financial officer	X

101
The following financial information from KVH Industries, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets (unaudited), (ii) the Consolidated Statements of Operations (unaudited), (iii) the Consolidated Statements of Comprehensive Income (Loss) (unaudited), (iv) the Consolidated Statements of Cash Flows (unaudited), and (v) the Notes to Consolidated Financial Statements (unaudited).
		X