Form 10-Q/A
period 2015-06-30
KVH INDUSTRIES INC \DE\
filed 2015-08-13
CIK 1007587

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to KVH Industries, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015, filed with the Securities and Exchange Commission on August 10, 2015 (the “Form 10-Q”), is to furnish Exhibit 10.1 to the Form 10-Q. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment No. 1.

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

ITEM 6.    EXHIBITS
Exhibits:

Exhibit No.	Description	Filed with this Form 10-Q/A	Incorporated by Reference
			Form	Filing Date	Exhibit No.
3.1	Amended and Restated Certificate of Incorporation, as amended		10-Q	August 6, 2010	3.1

3.2	Amended and Restated Bylaws of KVH Industries, Inc.		8-K	April 30, 2014	3.1

4.1	Specimen certificate for the common stock		S-1/A	March 22, 1996	4.1

10.1	First Amendment to Credit Agreement, dated as of June 15, 2015, by and among Bank of America, N.A., The Washington Trust Company and KVH Industries, Inc.	X	10-Q/A

31.1	Rule 13a-14(a)/15d-14(a) certification of principal executive officer	X	10-Q/A

31.2	Rule 13a-14(a)/15d-14(a) certification of principal financial officer	X	10-Q/A

32.1*	Section 1350 certification of principal executive officer and principal financial officer

101*
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

* Previously filed.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 13, 2015

KVH Industries, Inc.

By:	/s/ PETER A. RENDALL
Peter A. Rendall
(Duly Authorized Officer and Chief Financial Officer)

Exhibit Index

Exhibit No.	Description	Filed with this Form 10-Q/A	Incorporated by Reference
			Form	Filing Date	Exhibit No.
3.1	Amended and Restated Certificate of Incorporation, as amended		10-Q	August 6, 2010	3.1

3.2	Amended and Restated Bylaws of KVH Industries, Inc.		8-K	April 30, 2014	3.1

4.1	Specimen certificate for the common stock		S-1/A	March 22, 1996	4.1

10.1	First Amendment to Credit Agreement, dated as of June 15, 2015, by and among Bank of America, N.A., The Washington Trust Company and KVH Industries, Inc.	X	10-Q/A

31.1	Rule 13a-14(a)/15d-14(a) certification of principal executive officer	X	10-Q/A

31.2	Rule 13a-14(a)/15d-14(a) certification of principal financial officer	X	10-Q/A

32.1*	Section 1350 certification of principal executive officer and principal financial officer

101*
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

* Previously filed.

5