Form 10-Q
period 2015-09-30
KVH INDUSTRIES INC \DE\
filed 2015-11-09
CIK 1007587

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2015
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Date	Class	Outstanding shares
November 6, 2015	Common Stock, par value $0.01 per share	16,115,386

KVH INDUSTRIES, INC. AND SUBSIDIARIES
Form 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1.    Financial Statements
KVH INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30, 2015	December 31, 2014
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$23,623	$25,289
Marketable securities	26,599	24,513
Accounts receivable, net of allowance for doubtful accounts of $3,853 and $2,723 as of September 30, 2015 and December 31, 2014, respectively	38,118	39,936
Inventories	21,193	17,424
Prepaid expenses and other assets	5,214	2,953
Current deferred income tax asset	2,787	2,772
Total current assets	117,534	112,887
Property and equipment, less accumulated depreciation of $46,743 and $41,486 as of September 30, 2015 and December 31, 2014, respectively	41,323	41,696
Intangible assets, less accumulated amortization of $10,034 and $5,864 as of September 30, 2015 and December 31, 2014, respectively	28,734	33,641
Goodwill	37,520	40,454
Other non-current assets	3,331	4,469
Non-current deferred income tax asset	2,650	2,690
Total assets	$231,092	$235,837
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,232	$12,460
Accrued compensation and employee-related expenses	6,357	4,932
Accrued other	15,098	10,963
Accrued product warranty costs	1,703	1,853
Deferred revenue	8,035	7,791
Current portion of long-term debt	6,219	6,188
Liability for uncertain tax positions	3,197	3,500
Total current liabilities	50,841	47,687
Other long-term liabilities	1,374	1,459
Long-term debt, excluding current portion	60,019	64,687
Non-current deferred income tax liability	5,484	5,464
Total liabilities	117,718	119,297
Commitments and contingencies (notes 2, 9 and 11)
Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 1,000,000 shares; none issued	—	—
Common stock, $0.01 par value. Authorized 30,000,000 shares; 17,326,314 and 17,152,743 shares issued at September 30, 2015 and December 31, 2014, respectively; and 15,667,323 and 15,493,752 shares outstanding at September 30, 2015 and December 31, 2014, respectively	173	172
Additional paid-in capital	123,776	121,084
Retained earnings	10,034	11,881
Accumulated other comprehensive loss	(7,459)	(3,447)
	126,524	129,690
Less: treasury stock at cost, common stock, 1,658,991 shares as of September 30, 2015 and December 31, 2014	(13,150)	(13,150)
Total stockholders’ equity	113,374	116,540
Total liabilities and stockholders’ equity	$231,092	$235,837

See accompanying Notes to Unaudited Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except earnings per share amounts, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Sales:
Product	$15,622	$16,862	$48,954	$55,867
Service	28,833	27,388	81,661	66,290
Net sales	44,455	44,250	130,615	122,157
Costs and expenses:
Costs of product sales	10,275	10,769	32,777	34,179
Costs of service sales	14,454	14,679	41,407	37,098
Research and development	3,472	3,283	10,704	10,832
Sales, marketing and support	7,889	8,105	24,251	23,252
General and administrative	8,159	6,898	23,436	17,300
Total costs and expenses	44,249	43,734	132,575	122,661
Income (loss) from operations	206	516	(1,960)	(504)
Interest income	129	166	421	581
Interest expense	363	493	1,097	870
Other (expense) income, net	(382)	(156)	654	(70)
(Loss) income before income tax expense (benefit)	(410)	33	(1,982)	(863)
Income tax expense (benefit)	53	(118)	(134)	54
Net (loss) income	$(463)	$151	$(1,848)	$(917)

Net (loss) income per common share
Basic and diluted	$(0.03)	$0.01	$(0.12)	$(0.06)
Weighted average number of common shares outstanding:
Basic	15,661	15,456	15,608	15,396
Diluted	15,661	15,586	15,608	15,396

See accompanying Notes to Unaudited Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net (loss) income	$(463)	$151	$(1,848)	$(917)
Other comprehensive loss, net of tax:
Unrealized (loss) gain on available-for-sale securities	(109)	(15)	(111)	3
Foreign currency translation adjustment	(2,641)	(3,754)	(3,906)	(2,836)
Unrealized (loss) gain on derivative instruments	(13)	42	5	43
Other comprehensive loss, net of tax	(2,763)	(3,727)	(4,012)	(2,790)
Total comprehensive loss	$(3,226)	$(3,576)	$(5,860)	$(3,707)

See accompanying Notes to Unaudited Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Nine Months Ended
	September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(1,848)	$(917)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for doubtful accounts	742	244
Depreciation and amortization	9,427	6,674
Deferred income taxes	(45)	(1,249)
Loss on sale of fixed assets	38	—
Gain on financial instruments	—	(82)
Compensation expense related to stock-based awards and employee stock purchase plan	2,832	2,827
Unrealized currency translation loss	191	—
Changes in operating assets and liabilities:
Accounts receivable	644	481
Inventories	(3,807)	(2,327)
Prepaid expenses and other current assets	(2,282)	(528)
Other non-current assets	1,043	496
Accounts payable	(2,145)	3,315
Deferred revenue	355	1,285
Accrued expenses and other current liabilities	5,602	610
Other long-term liabilities	(96)	(170)
Net cash provided by operating activities	$10,651	$10,659
Cash flows from investing activities:
Capital expenditures	(4,881)	(3,535)
Net cash paid for business acquired	—	(45,165)
Purchases of marketable securities	(13,807)	(10,618)
Maturities and sales of marketable securities	11,719	32,529
Net cash used in investing activities	$(6,969)	$(26,789)
Cash flows from financing activities:
Repayments of long-term debt	(980)	(951)
Repayments of term note borrowings	(3,656)	(1,219)
Proceeds from term loan borrowings	—	65,000
Repayments of line of credit borrowings	—	(30,000)
Payment of employee restricted stock withholdings	(345)	(482)
Proceeds from stock options exercised and employee stock purchase plan	260	572
Net cash (used in) provided by financing activities	$(4,721)	$32,920
Effect of exchange rate changes on cash and cash equivalents	(627)	(225)
Net (decrease) increase in cash and cash equivalents	(1,666)	16,565
Cash and cash equivalents at beginning of period	25,289	9,358
Cash and cash equivalents at end of period	$23,623	$25,923

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
The consolidated financial statements have not been audited by the Company's independent registered public accounting firm and include all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations, and cash flows for the periods presented. These consolidated financial statements do not include all disclosures associated with annual financial statements and accordingly should be read in conjunction with the Company’s consolidated financial statements and related notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2014 filed on March 17, 2015 with the Securities and Exchange Commission. The results for the three and nine months ended September 30, 2015 are not necessarily indicative of operating results for the remainder of the year.

Significant Estimates and Assumptions
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of sales and expenses during the reporting periods. As described in the Company's annual report on Form 10-K, the most significant estimates and assumptions by management affect the Company’s revenue recognition, valuation of accounts receivable, valuation of inventory, assumptions used to determine fair value of goodwill and intangible assets, deferred tax assets and related valuation allowance, stock-based compensation, warranty and accounting for contingencies. The Company has reviewed these estimates and determined that these remain the most significant estimates for the nine months ended September 30, 2015. There have been no material changes to the significant accounting policies previously disclosed in the Company’s annual report on Form 10-K for the year ended December 31, 2014.
Although the Company regularly assesses these estimates, actual results could differ materially from these estimates. Changes in estimates are recorded in the period in which they become known. The Company bases its estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances.
The Company has accounted for its $19,000 contract received in October 2014 from an international military customer to purchase TACNAV products and services under ASC 605-25, Multiple-Element Arrangements. This contract includes program management and engineering services expected to be delivered through 2017 and hardware shipments expected to be fulfilled in 2015 and 2016, as well as out-year support services. The revenue for these services is recognized using the proportional performance accounting method. The Company limits the amount of revenue recognized for delivered elements to the amount that is not contingent on the future delivery of products or services, future performance obligations, or subject to customer-specific return or refund privileges. Total revenue recognized on this contract for the nine months ended September 30, 2015 and the year ended December 31, 2014 was approximately $2,200 and $1,100, respectively.

(3)     Recently Announced Accounting Pronouncements

Revenue from Contracts

In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-09, "Revenue from Contracts with Customers" ("ASU 2014-09"), regarding ASC Topic 606 of the same nomenclature. ASU 2014-09 represents the culmination of efforts by the FASB and the International Accounting Standards Board to issue a common revenue standard. In April 2015, the FASB voted to defer the effective date of the new revenue recognition standard by one year, which resulted in ASU 2014-09 becoming effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. The Company is evaluating whether the adoption of ASU 2014-09 will have a material effect on the Company's consolidated statements of financial condition, results of operations or cash flows.

Inventory

In July 2015, the FASB issued ASU 2015-11,"Simplifying the Measurement of Inventory" ("ASU 2015-11"), regarding ASC Topic 330 - Inventory. The amendments in the ASU require entities that measure inventory using the first-in, first-out or average cost methods to measure inventory at the lower of cost and net realizable value. Net realizable value is defined as estimated selling price in the ordinary course of business less reasonably predictable costs of completion and disposal. ASU 2015-11 is effective on a prospective basis for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2016, with earlier application permitted. The Company does not believe that the adoption of ASU 2015-11 will have a material effect on the Company's consolidated statements of financial condition, results of operations or cash flows.

There are no other recent accounting pronouncements that have been issued by the FASB that would have a material impact on the financial statements of the Company.

(4)	Marketable Securities
Included in marketable securities as of September 30, 2015 and December 31, 2014 are the following:

September 30, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market mutual funds	$15,722	$—	$—	$15,722
Government agency bonds	1,503	—	—	1,503
United States treasuries	1,001	2	—	1,003
Corporate notes	2,528	1	—	2,529
Certificates of deposit	5,842	—	—	5,842
Total marketable securities designated as available-for-sale	$26,596	$3	$—	$26,599

December 31, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market mutual funds	$6,824	$—	$—	$6,824
Government agency bonds	3,505	—	(3)	3,502
United States treasuries	4,002	4	—	4,006
Corporate notes	4,665	2	—	4,667
Certificates of deposit	4,155	—	—	4,155
Municipal bonds	1,358	1	—	1,359
Total marketable securities designated as available-for-sale	$24,509	$7	$(3)	$24,513
The amortized costs and fair value of debt securities as of September 30, 2015 and December 31, 2014 are shown below by effective maturity. Effective maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

September 30, 2015	Amortized Cost	Fair Value
Due in less than one year	$4,311	$4,314
Due after one year and within two years	6,563	6,563
	$10,874	$10,877
December 31, 2014	Amortized Cost	Fair Value
Due in less than one year	$7,663	$7,668
Due after one year and within two years	10,022	10,021
	$17,685	$17,689

Interest income from marketable securities was $27 and $27 for the three months ended September 30, 2015 and 2014, respectively, and $88 and $93 during the nine months ended September 30, 2015 and 2014, respectively.

(5)     Stock-Based Compensation
The Company recognizes stock-based compensation in accordance with the provisions of ASC Topic 718, Compensation--Stock-Based Compensation. Stock-based compensation expense was $958 and $984 for the three months ended September 30, 2015 and 2014, respectively, and $2,832 and $2,827 for the nine months ended September 30, 2015 and 2014, respectively. As of September 30, 2015, there was $1,809 of total unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted-average period of 2.15 years. As of September 30, 2015, there was $4,705 of total unrecognized compensation expense related to restricted stock awards, which is expected to be recognized over a weighted-average period of 2.44 years.
The Company granted 40 and 203 restricted stock awards to employees under the terms of the Amended and Restated 2006 Stock Incentive Plan during the three and nine months ended September 30, 2015, respectively. The Company granted 0 and 265 restricted stock awards to employees under the terms of the Amended and Restated 2006 Stock Incentive Plan during the three and nine months ended September 30, 2014, respectively. The restricted stock awards vest ratably over four years from the date of grant subject to the recipient remaining employed through the applicable vesting dates. Compensation expense for restricted stock awards is measured at fair value on the date of grant based on the number of shares granted and the quoted market closing price of the Company’s common stock. Such value is recognized as expense over the vesting period of the award, net of estimated forfeitures.
The Company granted 0 and 95 stock options during the three and nine months ended September 30, 2015, respectively, and 50 and 107 stock options during the three and nine months ended September 30, 2014, respectively, to employees under the terms of the Amended and Restated 2006 Stock Incentive Plan.
The fair value of stock options granted during the nine months ended September 30, 2015 and 2014 was estimated as of the date of grant using the Black-Scholes option-pricing model. The weighted-average fair value per share for all options granted during the nine months ended September 30, 2015 and 2014 was $4.72 and $5.30, respectively. The weighted-average assumptions used to value options as of their grant date were as follows:

	Nine Months Ended	Nine Months Ended
	September 30, 2015	September 30, 2014
Risk-free interest rate	1.54%	1.28%
Expected volatility	44.30%	47.49%
Expected life (in years)	4.18	4.84
Dividend yield	0%	0%

(6)     Net (Loss) Income per Common Share

Basic net (loss) income per share is calculated based on the weighted average number of common shares outstanding during the period. Diluted net (loss) income per share incorporates the dilutive effect of common stock equivalent options, warrants and other convertible securities, if any, as determined with the treasury stock accounting method. The Company incurred losses in the three months ended September 30, 2015 and the nine months ended September 30, 2015 and 2014; accordingly, the Company excluded all outstanding stock options and non-vested restricted shares from its diluted loss per share calculation, as inclusion of these securities would have reduced the net loss per share. Common stock equivalents related to options and restricted stock awards for 575 shares of common stock have been excluded from the fully diluted calculation of net income per share for the three months ended September 30, 2014, as inclusion would be anti-dilutive.

A reconciliation of the basic and diluted weighted average common shares outstanding is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Weighted average common shares outstanding—basic	15,661	15,456	15,608	15,396
Dilutive common shares issuable in connection with stock plans	—	130	—	—
Weighted average common shares outstanding—diluted	15,661	15,586	15,608	15,396

(7)     Inventories
Inventories are stated at the lower of cost or market using the first-in first-out costing method. Inventories as of September 30, 2015 and December 31, 2014 include the costs of material, labor and factory overhead. Components of inventories consist of the following:

	September 30, 2015	December 31, 2014
Raw materials	$12,463	$8,619
Work in process	3,827	2,896
Finished goods	4,903	5,909
	$21,193	$17,424

(8)     Product Warranty
The Company’s products carry limited warranties that typically range from one to four years and vary by product. For products sold through September 30, 2015, the warranty period begins on the date of retail purchase or lease by the original purchaser. The Company accrues estimated product warranty costs at the time of sale, and any additional amounts are recorded when such costs are probable and can be reasonably estimated. Factors that affect the Company’s warranty liability include the number of units sold or leased, historical and anticipated rates of warranty repairs and the cost per repair. Warranty and related costs are reflected within sales, marketing and support in the accompanying statements of operations. As of September 30, 2015 and December 31, 2014, the Company had accrued product warranty costs of $1,703 and $1,853, respectively.
The following table summarizes product warranty activity during 2015 and 2014:

	Nine Months Ended
	September 30,
	2015	2014
Beginning balance	$1,853	$1,269
Charges to expense	811	1,447
Costs incurred	(961)	(1,050)
Ending balance	$1,703	$1,666
(9)     Debt
Long-term debt consists of the following:

	September 30, 2015	December 31, 2014
Term note	$60,125	$63,781
Mortgage loan	3,153	3,268
Equipment loan	2,960	3,826
Total	66,238	70,875
Less amounts classified as current	6,219	6,188
Long-term debt, excluding current portion	$60,019	$64,687

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
The Credit Agreement was amended in June 2015 to modify the circumstances under which certain changes in the Company's Board of Directors would constitute a change of control. The Credit Agreement was further amended in September 2015 to modify the Maximum Consolidate Leverage Ratio as of September 30, 2015.
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
Borrowings under the Revolver are subject to the satisfaction of numerous conditions precedent at the time of each borrowing, including the continued accuracy of the Company’s representations and warranties and the absence of any default under the Credit Agreement. As of September 30, 2015, there were no borrowings outstanding under the Revolver.
The Credit Agreement contains two financial covenants, a Maximum Consolidated Leverage Ratio and a Minimum Consolidated Fixed Charge Coverage Ratio, each as defined in the Credit Agreement. In September 2015, the Maximum Consolidated Leverage Ratio was increased from 1.00:1.00 to 1.75:1.00 for September 30, 2015, 1.50:1.00 for December 31, 2015, and 1.25:1.00 for March 31, 2016 and each fiscal quarter thereafter. The Minimum Consolidated Fixed Charge Coverage Ratio may not be less than 1.25:1.00 at any time after December 31, 2014. The Company was in compliance with these financial ratio debt covenants as of September 30, 2015.
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

Mortgage Loan
On April 6, 2009, the Company entered into a mortgage loan in the amount of $4,000 related to its headquarters facility in Middletown, Rhode Island. On June 9, 2011, the Company entered into an amendment to the mortgage loan. The loan term is ten years, with a principal amortization of 20 years, and the interest rate will be a rate per year adjusted periodically based on a defined interest period equal to the BBA LIBOR Rate plus 2.00 percentage points. Land, building and improvements with an approximate carrying value of $5,000 as of September 30, 2015 secure the mortgage loan. The monthly mortgage payment is approximately $13 plus interest and increases in increments of approximately $1 each year throughout the life of the mortgage. Due to the difference in the term of the loan and amortization of the principal, a balloon payment of $2,551 is due on April 1, 2019. The loan contains one financial covenant, a Fixed Charge Coverage Ratio, which applies in the event that the Company's consolidated cash, cash equivalents and marketable securities balance falls below $25,000 at any time. As the Company's consolidated cash, cash equivalents, and marketable securities balance was above the minimum threshold throughout the nine months ended September 30, 2015, the Fixed Charge Coverage Ratio did not apply. Under the mortgage loan the Company may prepay its outstanding loan balance subject to certain early termination charges as defined in the mortgage loan agreement. If the Company were to default on its mortgage loan, the land, building and improvements would be used as collateral. As discussed in Note 17 to the consolidated financial statements, effective April 1, 2010, in order to reduce the volatility of cash outflows that arise from changes in interest rates, the Company entered into two interest rate swap agreements that are intended to hedge its mortgage interest obligations by fixing the interest rates specified in the mortgage loan to 5.91% for half of the principal amount outstanding and 6.07% for the remaining half of the principal amount outstanding as of April 1, 2010 until the mortgage loan expires on April 16, 2019.
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
The Company operates in two geographic segments, and exclusively in the mobile communications, navigation and guidance and stabilization equipment industry, which it considers to be a single business activity. The Company has two primary product categories: mobile communication and guidance and stabilization. Mobile communication sales and services include marine, land mobile, and automotive communication equipment and satellite-based voice, television and Broadband Internet connectivity services; the distribution of commercially licensed news, sports, movies, and music content for commercial and leisure customers in the maritime, hotel, and retail markets; and the distribution of training films and e-Learning computer-based training courses to commercial customers in the maritime market.
Guidance and stabilization sales and services include sales of defense-related and commercial navigation and guidance and stabilization equipment based upon digital compass and FOG sensor technology. Mobile communication and guidance and stabilization sales also include development contract revenue, product repairs and extended warranty sales.

The following table summarizes information regarding the Company’s operations by geographic segment:

	Sales Originating From
Three months ended September 30, 2015	Americas	Europe and Asia	Total
Mobile communication sales to the United States	$22,755	$361	$23,116
Mobile communication sales to Canada	326	29	355
Mobile communication sales to Europe	113	4,937	5,050
Mobile communication sales to other geographic areas	1,607	7,461	9,068
Guidance and stabilization sales to the United States	2,425	—	2,425
Guidance and stabilization sales to Canada	2,424	—	2,424
Guidance and stabilization sales to Europe	1,200	—	1,200
Guidance and stabilization sales to other geographic areas	817	—	817
Intercompany sales	1,198	1,137	2,335
Subtotal	32,865	13,925	46,790
Eliminations	(1,198)	(1,137)	(2,335)
Net sales	$31,667	$12,788	$44,455
Segment net (loss) income	$(728)	$265	$(463)
Depreciation and amortization	$1,211	$1,984	$3,195
Total assets	$143,297	$87,795	$231,092

	Sales Originating From
Three months ended September 30, 2014	Americas	Europe and Asia	Total
Mobile communication sales to the United States	$22,528	$398	$22,926
Mobile communication sales to Canada	180	18	198
Mobile communication sales to Europe	79	5,256	5,335
Mobile communication sales to other geographic areas	1,180	6,556	7,736
Guidance and stabilization sales to the United States	2,169	—	2,169
Guidance and stabilization sales to Canada	2,160	—	2,160
Guidance and stabilization sales to Europe	1,247	—	1,247
Guidance and stabilization sales to other geographic areas	2,479	—	2,479
Intercompany sales	941	1,276	2,217
Subtotal	32,963	13,504	46,467
Eliminations	(941)	(1,276)	(2,217)
Net sales	$32,022	$12,228	$44,250
Segment net (loss) income	$(1,308)	$1,459	$151
Depreciation and amortization	$1,143	$2,121	$3,264
Total assets	$116,591	$119,241	$235,832

	Sales Originating From
Nine months ended September 30, 2015	Americas	Europe and Asia	Total
Mobile communication sales to the United States	$67,076	$1,220	$68,296
Mobile communication sales to Canada	1,282	63	1,345
Mobile communication sales to Europe	432	16,120	16,552
Mobile communication sales to other geographic areas	4,021	21,657	25,678
Guidance and stabilization sales to the United States	5,496	—	5,496
Guidance and stabilization sales to Canada	6,216	—	6,216
Guidance and stabilization sales to Europe	3,592	—	3,592
Guidance and stabilization sales to other geographic areas	3,440	—	3,440
Intercompany sales	4,874	2,982	7,856
Subtotal	96,429	42,042	138,471
Eliminations	(4,874)	(2,982)	(7,856)
Net sales	$91,555	$39,060	$130,615
Segment net loss	$(1,805)	$(43)	$(1,848)
Depreciation and amortization	$3,552	$5,875	$9,427
Total assets	$143,297	$87,795	$231,092

	Sales Originating From
Nine months ended September 30, 2014	Americas	Europe and Asia	Total
Mobile communication sales to the United States	$64,434	$1,133	$65,567
Mobile communication sales to Canada	427	51	478
Mobile communication sales to Europe	292	16,585	16,877
Mobile communication sales to other geographic areas	2,906	9,005	11,911
Guidance and stabilization sales to the United States	6,867	—	6,867
Guidance and stabilization sales to Canada	7,681	—	7,681
Guidance and stabilization sales to Europe	3,217	—	3,217
Guidance and stabilization sales to other geographic areas	9,559	—	9,559
Intercompany sales	3,893	3,012	6,905
Subtotal	99,276	29,786	129,062
Eliminations	(3,893)	(3,012)	(6,905)
Net sales	$95,383	$26,774	$122,157
Segment net (loss) income	$(1,869)	$952	$(917)
Depreciation and amortization	$3,403	$3,271	$6,674
Total assets	$116,591	$119,241	$235,832

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

(12)     Share Buyback Program
On November 26, 2008, the Company’s Board of Directors authorized a program to repurchase up to 1,000,000 shares of the Company’s common stock. As of September 30, 2015, 341,009 shares of the Company’s common stock remain available for repurchase under the authorized program. The repurchase program is funded using the Company’s existing cash, cash equivalents, marketable securities and future cash flows. Under the repurchase program, the Company, at management’s discretion, may repurchase shares on the open market from time to time, in privately negotiated transactions or block transactions, or through an accelerated repurchase agreement. The timing of such repurchases depends on availability of shares, price, market conditions, alternative uses of capital, and applicable regulatory requirements. The program may be modified, suspended or terminated at any time without prior notice. The repurchase program has no expiration date. There were no other repurchase programs outstanding during the nine months ended September 30, 2015 and no repurchase programs expired during the period.
During the nine months ended September 30, 2015 or 2014, the Company did not repurchase any shares of its common stock.

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

The following tables present financial assets and liabilities at September 30, 2015 and December 31, 2014 for which the Company measures fair value on a recurring basis, by level, within the fair value hierarchy:

September 30, 2015	Total	Level 1	Level 2	Level 3	Valuation Technique
Assets
Money market mutual funds	$15,722	$15,722	$—	$—	(a)
Government agency bonds	1,503	1,503	—	—	(a)
United States treasuries	1,003	1,003	—	—	(a)
Corporate notes	2,529	2,529	—	—	(a)
Certificates of deposit	5,842	5,842	—	—	(a)
Liabilities
Interest rate swaps	$289	$—	$289	$—	(c)

December 31, 2014	Total	Level 1	Level 2	Level 3	Valuation Technique
Assets
Money market mutual funds	$6,824	$6,824	$—	$—	(a)
Government agency bonds	3,502	3,502	—	—	(a)
United States treasuries	4,006	4,006	—	—	(a)
Corporate notes	4,667	4,667	—	—	(a)
Certificates of deposit	4,155	4,155	—	—	(a)
Municipal bonds	1,359	—	1,359	—	(b)
Liabilities
Interest rate swaps	$295	$—	$295	$—	(c)
Certain financial instruments are carried at cost on the consolidated balance sheets, which approximates fair value due to their short-term, highly liquid nature. These instruments include cash and cash equivalents, accounts receivable, accounts payable and accrued expenses.

Assets Measured and Recorded at Fair Value on a Nonrecurring Basis

The Company's non-financial assets and liabilities, such as goodwill, intangible assets and other long-lived assets resulting from business combinations, are measured at fair value using income approach valuation methodologies at the date of acquisition and subsequently re-measured if there are indicators of impairment. There were no indicators of impairment identified during the nine months ended September 30, 2015. As of September 30, 2015, the Company did not have any other non-financial assets or liabilities that were carried at fair value on a non-recurring basis in the consolidated financial statements or for which a fair value measurement was required.

(14)     Acquisitions
Videotel
On July 2, 2014, KVH Media Group Limited (KMG UK), an indirectly wholly owned subsidiary of KVH, entered into a Share Purchase Agreement with Nigel Cleave to acquire all of the issued share capital of Super Dragon Limited and Videotel Marine Asia Limited, for an aggregate purchase price of approximately $47,446, which excluded $1,719 of cash consideration that was considered deferred compensation under purchase accounting rules. The Company expensed approximately $581 related to the deferred compensation during the nine months ended September 30, 2015. Videotel is a maritime training services company that produces and distributes training films and e-Learning computer-based training courses to commercial customers in the maritime market. The acquisition was accounted for under the acquisition method of accounting for business combinations. The purchase price was determined through arm’s-length negotiation and was subject to a potential post-closing adjustment based on the value of the net assets delivered at the closing. In the second quarter of 2015, the Company finalized its valuations of the fair value of the assets acquired and liabilities assumed, which resulted in no adjustments to the purchase price.

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
The acquired finite-lived intangible assets from the Videotel acquisition were recorded at their estimated fair value of $25,524 on the acquisition date. Refer to Note 15 to the unaudited consolidated financial statements for the classification of Videotel intangible assets including their useful lives.
Since the acquisition on July 2, 2014, the Company has recorded approximately $28,300 of service revenue attributable to Videotel within its consolidated financial statements, of which $17,900 was recorded during the nine months ended September 30, 2015.

Pro Forma Financial Information
The following table provides certain supplemental statements of operations information on an unaudited pro forma basis as if the Videotel acquisition had occurred on January 1, 2014:

Nine Months Ended September 30, 2014
Pro forma net revenues	$133,452
Pro forma net income	$436
Basic and diluted pro forma net income per share	$0.03
The pro forma results presented above are for illustrative purposes only for the period presented and do not purport to be indicative of the actual results which would have occurred had the transaction been completed as of the beginning of the period, nor are they indicative of results of operations which may occur in the future.

(15)     Goodwill and Intangible Assets

Goodwill
The following table sets forth the changes in the carrying amount of goodwill for the nine months ended September 30, 2015:

Amounts
Balance at December 31, 2014	$40,454
Foreign currency translation adjustment	(2,934)
Balance at September 30, 2015	$37,520

The Company tests goodwill for impairment annually as of August 31 as defined by ASC Topic 350, Intangibles—Goodwill and Other (ASC 350). ASC 350 requires that the impairment test be performed through the application of a two-step process. The first step compares the carrying value of the Company’s reporting units to their estimated fair values as of the test date. If fair value is less than carrying value, a second step is performed to quantify the amount of the impairment, if any. As of August 31, 2015, the Company is still in the process of performing its annual impairment test for goodwill at the reporting unit level. After completing the first step, it is possible that the Company will have to conduct the second step of this test. To the extent that the finalization of the assessment of goodwill requires an impairment charge, such adjustment will be recorded in the fourth quarter of 2015.

Intangible Assets
The changes in the carrying amount of intangible assets during the nine months ended September 30, 2015 are as follows:

Amounts
Balance at December 31, 2014	$33,641
Amortization expense	(4,170)
Foreign currency translation adjustment	(737)
Balance at September 30, 2015	$28,734
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
Acquired intangible assets are subject to amortization. The following table summarizes acquired intangible assets at September 30, 2015 and December 31, 2014, respectively:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
September 30, 2015
Subscriber relationships	$19,524	$3,865	$15,659
Distribution rights	4,814	815	3,999
Internally developed software	2,486	1,080	1,406
Proprietary content	8,953	2,444	6,509
Intellectual property	2,284	1,648	636
Favorable lease	707	182	525
	$38,768	$10,034	$28,734
December 31, 2014
Subscriber relationships	$19,919	$2,165	$17,754
Distribution rights	4,915	558	4,357
Internally developed software	2,529	569	1,960
Proprietary content	9,137	1,094	8,043
Intellectual property	2,284	1,403	881
Favorable lease	721	75	646
	$39,505	$5,864	$33,641

Estimated future amortization expense remaining at September 30, 2015 for intangible assets acquired is as follows:

Year Ending
December 31,
2015	$1,350
2016	5,269
2017	5,122
2018	4,653
2019	3,471
Thereafter	8,869
Total future amortization expense	$28,734

For intangible assets, the Company assesses the carrying value of these assets whenever events or circumstances indicate that the carrying value may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset, or asset group, to the future undiscounted cash flows expected to be generated by the asset, or asset group. There were no events or changes in circumstances during the third quarter of 2015 that indicated that an assessment of the impairment of intangible assets was required.

(16)     Business and Credit Concentrations
Significant portions of the Company’s net sales are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net sales to foreign customers outside the U.S. and Canada	36.2%	38.0%	37.7%	34.0%
No customers accounted for more than 10% of net sales or receivables in the three and nine months ended September 30, 2015 and September 30, 2014.

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
As required by ASC Topic 815, Derivatives and Hedging, the Company records all derivatives on the balance sheet at fair value. As of September 30, 2015, the fair value of the derivatives is included in other accrued liabilities and the unrealized loss is included in accumulated other comprehensive loss.
As of September 30, 2015, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivatives	Notional (in thousands)	Asset (Liability)	Effective Date	Maturity Date	Index	Strike Rate
Interest rate swap	$1,596	(140)	April 1, 2010	April 1, 2019	1-month LIBOR	5.91%
Interest rate swap	$1,596	(149)	April 1, 2010	April 1, 2019	1-month LIBOR	6.07%

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Our mobile communications service sales include sales earned from satellite voice and Internet airtime services and sales from product repairs. Our mobile communications services sales also include our distribution of entertainment, including news, sports, music, and movies to commercial and leisure customers in the maritime, hotel, and retail markets through KVH Media Group (acquired as Headland Media Limited), the media and entertainment service company that we acquired on May 11, 2013, and the distribution of training films and e-Learning computer-based training courses to commercial customers in the maritime market through Super Dragon Limited and Videotel Marine Asia Limited (together referred to as Videotel), a maritime training services company that we acquired on July 2, 2014. We typically recognize revenue from media content sales ratably over the period of the service contract. We provide, for monthly fixed and usage fees, satellite connectivity services for broadband Internet, data and Voice over Internet Protocol (VoIP) service to our TracPhone V-series customers. We also earn monthly usage fees for third-party satellite connectivity for voice, data and Internet services to our Inmarsat and Iridium customers who choose to activate their subscriptions with us. Our service sales have grown as a percentage of total revenue from 24% of our net sales in 2011 to 34% in 2012 to 44% in 2013 to 54% in 2014 and to 63% in the nine months ended September 30, 2015, a portion of which is attributable to our acquisitions of the KVH Media Group business in May 2013 and Videotel in July 2014.
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

We generate sales primarily from the sale of our mobile communications systems and services and our guidance and stabilization products and services. The following table provides, for the periods indicated, our sales by industry category:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Mobile communications	$37,589	$36,195	$111,871	$94,833
Guidance and stabilization	6,866	8,055	18,744	27,324
Net sales	$44,455	$44,250	$130,615	$122,157

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
As described in our annual report on Form 10-K for the year ended December 31, 2014, our most critical accounting policies and estimates upon which our consolidated financial statements were prepared were those relating to revenue recognition, valuation of accounts receivable, valuation of inventory, assumptions used to determine fair value of goodwill and intangible assets, deferred tax assets and related valuation allowance, stock-based compensation, warranty and accounting for contingencies. We have reviewed our policies and estimates and determined that these remain our most critical accounting policies and estimates for the quarter ended September 30, 2015. See Note 15 to the Consolidated Financial Statements for our discussion of the annual goodwill impairment test as of August 31, 2015.
Readers should refer to our annual report on Form 10-K for the year ended December 31, 2014 under “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Critical Accounting Policies and Significant Estimates” for descriptions of these policies and estimates.

Results of Operations
The following table provides, for the periods indicated, certain financial data expressed as a percentage of net sales:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Sales:
Product	35.1%	38.1%	37.5%	45.7%
Service	64.9	61.9	62.5	54.3
Net sales	100.0	100.0	100.0	100.0
Cost and expenses:
Costs of product sales	23.1	24.3	25.1	28.0
Costs of service sales	32.5	33.2	31.7	30.4
Research and development	7.8	7.4	8.2	8.9
Sales, marketing and support	17.7	18.3	18.6	19.0
General and administrative	18.4	15.6	17.9	14.2
Total costs and expenses	99.5	98.8	101.5	100.5
Income (loss) from operations	0.5	1.2	(1.5)	(0.5)
Interest income	0.3	0.4	0.3	0.5
Interest expense	0.8	1.1	0.7	0.7
Other (expense) income, net	(0.9)	(0.4)	0.5	(0.1)
(Loss) income before income tax expense (benefit)	(0.9)	0.1	(1.4)	(0.8)
Income tax expense (benefit)	0.1	(0.3)	(0.1)	—
Net (loss) income	(1.0)%	0.4%	(1.3)%	(0.8)%

Three months ended September 30, 2015 and 2014
Net Sales
Product sales decreased $1.3 million, or 8%, to $15.6 million for the three months ended September 30, 2015 from $16.9 million for the three months ended September 30, 2014. The decrease was primarily due to a decrease in sales of our guidance and stabilization products of approximately $1.2 million, or 19%. Specifically, sales of our TACNAV defense products decreased by $0.9 million, or 44%. From the three months ended September 30, 2014 to the three months ended September 30, 2015, FOG products decreased $0.3 million, or 7%, primarily as a result of a $0.2 million decrease in sales under the U.S. Army's Common Remotely Operated Weapon Stations (CROWS) III program and a $0.1 million decrease in shipments of FOGs for commercial applications.

We expect that our TACNAV product sales for the fourth quarter of 2015 will increase year-over-year based on existing backlog. Although we expect that TACNAV sales will continue to grow over the long term, sales on a quarter-to-quarter or year-to-year basis could continue to be very uneven. We also expect that our FOG product sales for the fourth quarter of 2015 will modestly decrease year-over-year, primarily due to reduced FOG demand for the U.S. Army’s CROWS III program.

Mobile communications product sales for the three months ended September 30, 2015 were $10.3 million, essentially flat with sales for the three months ended September 30, 2014. This amount reflects a decrease in sales of our maritime satellite communications products of $0.4 million, or 4%, driven primarily by decreased sales of our TracPhone V3 products. Offsetting this decrease was an increase in sales of our land mobile products of $0.4 million, or 52%, in the three months ended September 30, 2015 as compared to the three months ended September 30, 2014. We expect that our total mini-VSAT product sales for the fourth quarter of 2015 will be consistent on a year-over-year basis.

Mobile communications product sales originating from the Americas for the three months ended September 30, 2015 increased by $0.1 million, or 2%, as compared to the three months ended September 30, 2014. Mobile communications product sales originating from our European and Asian subsidiaries for the three months ended September 30, 2015 decreased $0.1 million, or 5%, as compared to the three months ended September 30, 2014.

Service sales for the three months ended September 30, 2015 increased $1.4 million, or 5%, to $28.8 million from $27.4 million for the three months ended September 30, 2014. The primary reasons for the increase were a $0.9 million increase in new e-Learning and maritime safety media sales arising from our acquisition of Videotel on July 2, 2014 and a $0.8 million increase in airtime sales for our mini-VSAT Broadband service. Partially offsetting the increases in service sales was a $0.2 million decrease in contracted engineering services primarily from decreased installation and program management services provided in connection with the Saudi Arabian National Guard (SANG) contract, and a $0.1 million decrease in Inmarsat service sales.

We expect that our mini-VSAT service sales will continue to grow year-over-year primarily from an overall increase in our mini-VSAT Broadband customer base, as well as from new value-added services to our mini-VSAT Broadband customers such as IP-MobileCast.
Costs of Sales

For the three months ended September 30, 2015, costs of product sales decreased by $0.5 million, or 5%, to $10.3 million from $10.8 million for the three months ended September 30, 2014. The primary reason for the decrease was the decrease in sales of our TACNAV products and mobile communications product sales as discussed above.

Costs of service sales decreased by $0.2 million, or 2%, to $14.5 million for the three months ended September 30, 2015 from $14.7 million for the three months ended September 30, 2014. The primary reason for the decrease was a $0.5 million decrease in contracted engineering services and a $0.3 million decrease relating to the Inmarsat service. Partially offsetting these decreases was a $0.3 million increase in mini-VSAT Broadband service costs.

Gross margin from product sales for the three months ended September 30, 2015 decreased to 34% as compared to 36% for the three months ended September 30, 2014. The decrease in our gross margin from product sales was primarily due to a decrease in sales of our TACNAV products discussed above, a lower gross margin on our FOG products and a lower gross margin on our mini-VSAT Broadband products, both due to product mix. Partially offsetting these decreases was an increase in our gross margin on our land TV products.

Gross margin from service sales for the three months ended September 30, 2015 increased to 50% as compared to 46% for the three months ended September 30, 2014. The increase in our gross margin from service sales was primarily attributable to the higher service gross margin contributed by our current period contracted engineering services and additional gross margin from our new Videotel business.

We expect service gross margins for the fourth quarter of 2015 will increase year-over-year, and we anticipate a modest year-over-year increase in our mini-VSAT Broadband service gross margin from that achieved in 2014.

Operating Expenses

Research and development expense for the three months ended September 30, 2015 increased by $0.2 million, or 6%, to $3.5 million from $3.3 million for the three months ended September 30, 2014. The primary reason for this increase was a $0.2 million increase in compensation-related expenses. As a percentage of net sales, research and development expense for each of the quarters ended September 30, 2015 and 2014 was 8%.

We expect that research and development expense in 2015 will be consistent with 2014.

Sales, marketing and support expense for the three months ended September 30, 2015 decreased by $0.2 million, or 3%, to $7.9 million from $8.1 million for the three months ended September 30, 2014. The primary reason for the decrease in the third quarter of 2015 was a $0.3 million decrease in external commissions, primarily due to lower TACNAV revenues, and a $0.3 million decrease in warranty expense mainly in relation to TracPhone V7 and V11 products. Partially offsetting these amounts was a $0.4 million increase in bad debt expense. As a percentage of net sales, sales, marketing and support expense for each of the quarters ended September 30, 2015 and 2014 was 18%.

We expect that our sales, marketing and support expenses will increase year-over-year in the fourth quarter of 2015, driven by the additional expenses related to external commissions on the TACNAV revenues that are in backlog and expected to ship in the fourth quarter.

General and administrative expense for the three months ended September 30, 2015 increased by $1.3 million, or 18%, to $8.2 million from $6.9 million for the three months ended September 30, 2014. The primary reason for the increase in expense in the 2015 period was a $1.1 million increase in employee compensation and $0.3 million in outside consulting and audit-related fees. Partially offsetting this increase was a $0.5 million decrease in acquisition costs related to the Videotel acquisition. As a percentage of net sales, general and administrative expense for the quarter ended September 30, 2015 was 18% as compared to 16% for the quarter ended September 30, 2014.

We expect general and administrative expenses to increase year-over-year in the fourth quarter of 2015, driven primarily additional compensation-related expenses.

Interest and Other Expense, Net

For the three months ended September 30, 2015, net interest expense and net other expense increased by $0.1 million to $0.6 million from $0.5 million for the three months ended September 30, 2014. The primary reason for the increase was a $0.1 million increase in foreign currency exchange losses.

Income Tax Expense

Income tax expense for the three months ended September 30, 2015 was $0.1 million as compared to an income tax benefit of $0.1 million for the three months ended September 30, 2014. The increase resulted primarily from a discrete income tax expense of $0.1 million in the three months ended September 30, 2015.

We expect our effective tax rate for the fourth quarter of 2015 to be approximately 25%, subject to the effect of unforeseen discrete tax events, such as changes in forecasted expectations for pre-tax income and stock option exercise activity.

Nine months ended September 30, 2015 and 2014
Net Sales
Product sales for the nine months ended September 30, 2015 decreased $6.9 million, or 12%, to $49.0 million from $55.9 million for the nine months ended September 30, 2014. The decrease was primarily due to a decrease in sales of our guidance and stabilization products of approximately $7.8 million, or 33%. Specifically, sales of our TACNAV defense products decreased $6.6 million, or 71%. TACNAV sales are typically uneven and in 2015, are heavily weighted to the fourth quarter. Also contributing to the decrease in sales of our guidance and stabilization products during the nine months ended September 30, 2015 was a decrease in sales of our FOG products of $1.3 million, or 9%, as compared to the nine months ended September 30, 2014, primarily as a result of decreased shipments of FOGs for commercial applications.

Mobile communications product sales increased $1.0 million, or 3%, to $33.1 million for the nine months ended September 30, 2015 from $32.1 million for the nine months ended September 30, 2014. The increase was primarily due to an increase in sales of our marine satellite television products of $1.2 million and a $0.4 million increase in sales of our land mobile products, which was partially offset by a $0.4 million decrease in shipments of our TracPhone mini-VSAT products.

Mobile communications product sales originating from our European and Asian subsidiaries for the nine months ended September 30, 2015 were in line with sales in the comparable 2014 period. Mobile communications product sales originating from the Americas for the nine months ended September 30, 2015 increased $1.0 million, or 4%, as compared to the nine months ended September 30, 2014.

Service sales for the nine months ended September 30, 2015 increased $15.4 million, or 23%, to $81.7 million from $66.3 million for the nine months ended September 30, 2014. The primary reasons for the increase were a $12.6 million increase in new e-Learning and maritime safety media sales resulting from the Videotel acquisition in July 2014 and a $3.9 million increase in airtime sales for our mini-VSAT Broadband service. Partially offsetting the increases in service sales was a $0.8 million decrease in contracted engineering services primarily from decreased installation and program management services provided in connection with the SANG contract in 2014 and a $0.4 million decrease in Inmarsat service sales.

Costs of Sales

For the nine months ended September 30, 2015, costs of product sales decreased by $1.4 million, or 4%, to $32.8 million from $34.2 million for the nine months ended September 30, 2014. The primary reason for the decrease was the decrease in sales of our TACNAV products discussed above.

Costs of service sales increased by $4.3 million, or 12%, to $41.4 million for the nine months ended September 30, 2015 from $37.1 million for the nine months ended September 30, 2014. The primary reasons for the increase were a $3.1 million increase in new e-Learning and maritime safety media cost of service sales resulting from the Videotel acquisition in July 2014 and a $2.7 million increase in airtime cost of service sales for our mini-VSAT Broadband service. Partially offsetting these increases was a $1.2 million decrease in engineering services costs of sales due primarily to a decrease in the services provided in connection with the SANG contract as discussed above, a $0.4 million decrease in Inmarsat costs of service, and a $0.1 million decrease in service repair costs.

Gross margin from product sales for the nine months ended September 30, 2015 decreased to 33% as compared to 39% for the nine months ended September 30, 2014. The decrease in our gross margin from product sales was primarily due to a decrease in sales of our TACNAV product sales discussed above, which generally have a higher margin than our mobile communication products.

Gross margin from service sales for the nine months ended September 30, 2015 increased to 49% as compared to 44% for the nine months ended September 30, 2014. The increase in our gross margin from service sales was primarily attributable to the service gross margin contributed from our new Videotel business. To a lesser extent, an increase in gross margin from contracted engineering services also contributed to the service gross margin increase.

Operating Expenses

Research and development expense for the nine months ended September 30, 2015 decreased by $0.1 million, or 1%, to $10.7 million from $10.8 million for the nine months ended September 30, 2014. The primary reasons for the decrease were a $0.5 million decrease in expensed materials and a $0.6 million decrease in consulting expense related to 2014 development efforts associated with our marine TV product line. These decreases were offset by a $0.9 million increase in U.S.-based employee compensation for research and development personnel costs, in part due to converting contractors to full-time employees. As a percentage of net sales, research and development expense for the nine months ended September 30, 2015 was 8% as compared to 9% for the nine months ended September 30, 2014.

Sales, marketing and support expense for the nine months ended September 30, 2015 increased by $1.0 million, or 4%, to $24.3 million from $23.3 million for the nine months ended September 30, 2014. The primary reasons for the increase in the 2015 period were a $2.4 million increase in sales, marketing and support expense related our new Videotel business, an increase in bad debt expense of $0.5 million and a $0.4 million increase in U.S.-based employee compensation. Offsetting this increase were a $1.1 million decrease in external commissions, a $0.6 million decrease in warranty expense, and a $0.2 million decrease in travel and trade show expense. As a percentage of net sales, sales, marketing and support expense for each of the nine months ended September 30, 2015 and 2014 was 19%.

General and administrative expense for the nine months ended September 30, 2015 increased by $6.1 million, or 35%, to $23.4 million from $17.3 million for the nine months ended September 30, 2014. The primary reasons for the increase in 2015 expense were a $3.5 million increase in general and administrative expense relating to Videotel, a $1.8 million increase in U.S.-based employee compensation and a $0.8 million increase in outside consulting and audit-related fees. Partially offsetting this increase is a $0.4 million decrease in Videotel transaction-related expenses. As a percentage of net sales, general and administrative expense for the nine months ended September 30, 2015 was 18% as compared to 14% for the nine months ended September 30, 2014.

Interest and Other Income (Expense), Net

Interest income for the nine months ended September 30, 2015 was $0.4 million compared to $0.6 million in the prior year period. The decrease is primarily attributable to using a portion of our cash to acquire Videotel in 2014. Interest expense for the nine months ended September 30, 2015 increased by $0.2 million, or 22%, to $1.1 million from $0.9 million for the nine months ended September 30, 2014. The primary reason for the increase was borrowings under our senior credit facility executed in July 2014 to finance the purchase of Videotel in July 2014. Other income, net for the nine months ended September 30, 2015 increased by $0.8 million to income of $0.7 million from an expense of $0.1 million for the nine months ended September 30, 2014. The primary reason for the increase in other income, net was foreign currency exchange gains primarily associated with our U.K. and Hong Kong operations.

Income Tax (Benefit) Expense

Income tax benefit for the nine months ended September 30, 2015 was $0.1 million as compared to income tax expense of $0.1 million for the nine months ended September 30, 2014. The decrease in income tax expense is primarily due to a decrease in pre-tax income offset by a $0.1 million discrete income tax expense for the nine months ended September 30, 2015.

Backlog
Backlog is not a meaningful indicator for predicting revenue in future periods. Commercial resellers for our mobile satellite communications products and FOG products do not carry extensive inventories and rely on us to ship products quickly. Generally due to the rapid delivery of our commercial products, our backlog for those products is not significant.
Our backlog for all products and services was approximately $31.5 million and $27.3 million on September 30, 2015 and December 31, 2014, respectively. As of September 30, 2015, our backlog was scheduled for fulfillment in 2015 except for $15.0 million scheduled for fulfillment in 2016 and $0.5 million scheduled for fulfillment in 2017 and thereafter.
Backlog consists of orders evidenced by written agreements and specified delivery dates for customers who are acceptable credit risks. We do not include satellite connectivity service sales in our backlog even though many of our satellite connectivity customers have signed annual or multi-year service contracts providing for a fixed monthly fee. Military orders included in backlog are generally subject to cancellation for the convenience of the customer. When orders are canceled, we generally recover actual costs incurred through the date of cancellation and the costs resulting from termination. As of September 30, 2015, our backlog included approximately $25.2 million in orders that are subject to cancellation for convenience by the customer. Individual orders for guidance and stabilization products are often large and may require procurement of specialized long-lead components and allocation of manufacturing resources. The complexity of planning and executing larger orders generally requires customers to order well in advance of the required delivery date, resulting in backlog.

Liquidity and Capital Resources
We have generally funded our operations primarily from operating cash flows, bank financings and proceeds received from exercises of stock options. As of September 30, 2015, we had $50.2 million in cash, cash equivalents, and marketable securities, of which $14.0 million in cash and cash equivalents was held in local currencies by our foreign subsidiaries. There were no marketable securities held by our foreign subsidiaries as of September 30, 2015. As of September 30, 2015, we had $66.7 million in working capital.
Net cash provided by operations was $10.7 million for the nine months ended September 30, 2015 as compared to net cash provided by operations of $10.7 million for the nine months ended September 30, 2014. Net cash provided by operations remained flat, however, the increases in cash provided by operations was primarily the result of a $5.0 million decrease in cash outflows relating to accrued expenses and other current liabilities, a $4.8 million net increase in non-cash items, a $0.5 million decrease in other non-current assets, and a $0.2 million increase in cash inflows related to accounts receivable. Offsetting these amounts were a $5.5 million increase in cash outflows relating to accounts payable, a $1.8 million increase in cash outflows relating to prepaid expenses and other current assets, a $1.5 million increase in cash outflows relating to inventory, a $0.9 million decrease in cash inflows relating to deferred revenue and a $0.9 million increase in our net loss.
Net cash used in investing activities was $7.0 million for the nine months ended September 30, 2015 as compared to net cash used in investing activities of $26.8 million for the nine months ended September 30, 2014. The decrease in net cash used in investing activities of $19.8 million is primarily the result of a $45.2 million decrease in net cash paid for acquisitions, partially offset by a $20.8 million decrease in maturities and sales of marketable securities, a $3.2 million increase in purchases of marketable securities, and a $1.3 million increase in capital expenditures.
Net cash used in financing activities was $4.7 million for the nine months ended September 30, 2015 compared to net cash provided by financing activities of $32.9 million for the nine months ended September 30, 2014. The $37.6 million increase in cash used in financing activities is primarily due to a $67.4 million decrease in proceeds from borrowings on a term note, net of repayments, partially offset by a $30.0 million decrease in repayment of borrowings under a line of credit in connection with the debt restructuring we undertook in connection with the acquisition of Videotel.

Borrowing Arrangements
Principal Credit Facility
As of September 30, 2015, there was $60.1 million in aggregate principal amount outstanding under our principal credit facility. On July 1, 2014, we entered into a five-year senior credit agreement with Bank of America, N.A., as administrative agent, and the lenders named from time to time as parties thereto, for an aggregate amount of up to $80.0 million, including a revolving credit facility of up to $15.0 million and a term loan of $65.0 million to be used for general corporate purposes, including both the refinancing of the $30.0 million of indebtedness then outstanding under our former credit facility and permitted acquisitions. We also entered into a security agreement with respect to our grant of a security interest in substantially all of our assets in order to secure our obligations under the credit agreement and the related notes and pledge agreements with respect to our grant of a security interest in 65% of the capital stock of each of KVH Industries A/S and KVH Industries U.K. Limited held by us in order to secure our obligations under the credit agreement and the notes. We amended the credit agreement in June 2015 to modify the circumstances under which certain changes in our Board of Directors would constitute a change of control. We further amended the credit agreement in September 2015 to modify the Maximum Consolidated Leverage Ratio as of September 30, 2015, as described below.
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
Borrowings under the revolver are subject to the satisfaction of numerous conditions precedent at the time of each borrowing, including the continued accuracy of our representations and warranties and the absence of any default under the credit agreement. As of September 30, 2015, there were no borrowings outstanding under the revolver.
The credit agreement contains two financial covenants, a Maximum Consolidated Leverage Ratio and a Minimum Consolidated Fixed Charge Coverage Ratio, each as defined in the credit agreement. In September 2015, the Maximum Consolidated Leverage Ratio was increased from 1.00:1.00 to 1.75:1.00 for September 30, 2015, 1.50:1.00 for December 31, 2015, and 1.25:1.00 for March 31, 2016 and each fiscal quarter thereafter. The Minimum Consolidated Fixed Charge Coverage Ratio may not be less than 1.25:1.00 at any time after December 31, 2014. We were in compliance with these financial ratio debt covenants as of September 30, 2015.
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
Mortgage Loan
On April 6, 2009, we entered into a mortgage loan in the amount of $4.0 million related to our headquarters facility in Middletown, Rhode Island. On June 9, 2011, we entered into an amendment to the mortgage loan. The loan term is ten years, with a principal amortization of 20 years, and the interest rate will be a rate per year adjusted periodically based on a defined interest period equal to the BBA LIBOR Rate plus 2.00 percentage points. Land, building and improvements with an approximate carrying value of approximately $5.0 million as of September 30, 2015 secure the mortgage loan. The monthly mortgage payment is approximately $13,000, plus interest and increases in increments of $1,000 each year throughout the life of the mortgage. Due to the difference in the term of the loan and amortization of the principal, a balloon payment of $2.6 million is due on April 1, 2019. The loan contains one financial covenant, a Fixed Charge Coverage Ratio, which applies in the event that our consolidated cash, cash equivalents, and marketable securities balance falls below $25.0 million at any time. As our consolidated cash, cash equivalents and marketable securities balance was above $25.0 million for the nine months ended September 30, 2015, the Fixed Charge Coverage Ratio did not apply. Under the mortgage loan we may prepay our outstanding loan balance subject to certain early termination charges as defined in the mortgage loan agreement. If we were to default on our mortgage loan, the land, building and improvements would be used as collateral. As discussed in Note 17 to the consolidated financial statements, effective April 1, 2010, in order to reduce the volatility of cash outflows that arise from changes in interest rates, we entered into two interest rate swap agreements that are intended to hedge our mortgage interest obligations by fixing the interest rates specified in the mortgage loan to 5.9% for half of the principal amount outstanding and 6.1% for the remaining half of the principal amount outstanding as of April 1, 2010 until the mortgage loan expires on April 16, 2019.
Other Matters
We continue to invest in the mini-VSAT Broadband network on a global basis in cooperation with ViaSat under the terms of a ten-year agreement announced in July 2008. As part of the future potential capacity expansion, we would plan to seek to acquire additional satellite capacity from satellite operators, expend funds to seek regulatory approvals and permits, develop product enhancements in anticipation of the expansion, and hire additional personnel. In addition, in December 2011, we entered into a five-year agreement to lease satellite capacity from a satellite operator, effective February 1, 2012, and in 2012 we also purchased three satellite hubs to support this added capacity. The total cost of the five-year satellite capacity agreement, the satellite hubs, and teleport services is approximately $12.2 million, of which approximately $2.7 million related to the total cost of the three hubs. On January 30, 2013, we borrowed $4.7 million from a bank and pledged as collateral six satellite hubs and related equipment, including the three hubs purchased in 2012. The term of the equipment loan is five years, and the loan bears interest at a fixed rate of 2.76% per annum. The monthly payment is approximately $83,000, including interest expense. On December 30, 2013, we borrowed $1.2 million from a bank and pledged as collateral one satellite hub and related equipment. The term of the equipment loan is five years, and the loan bears interest at a fixed rate of 3.08% per annum. The monthly payment is approximately $21,000, including interest expense.
On November 26, 2008, our Board of Directors authorized a program to repurchase up to one million shares of our common stock. The share repurchase program is funded using our existing cash, cash equivalents, marketable securities and future cash flows. As of September 30, 2015, 341,009 shares of our common stock remain available for repurchase under the program. We did not purchase any shares of our common stock in the nine months ended September 30, 2015.
As of September 30, 2015, we held $50.2 million in cash, cash equivalents and marketable securities. We believe that our cash, cash equivalents and marketable securities, together with our other working capital and cash flows from operations, will be adequate to meet planned operating and capital requirements through at least the next twelve months. However, as the need or opportunity arises, we may seek to raise additional capital through public or private sales of securities or through additional debt financing. There are no assurances that we will be able to obtain any additional funding or that such funding will be available on terms acceptable to us.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our primary market risk exposures are interest rate risk and foreign currency exchange rate risk.
We are exposed to changes in interest rates because we finance certain operations through fixed and variable rate debt instruments.
We had $60.1 million in borrowings outstanding at September 30, 2015, at an interest rate equal to the LIBOR Daily Floating Rate plus 1.50% under our variable-rate credit facility. For more information regarding our credit facility, see "Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Borrowing Arrangements" of Part I of this quarterly report on Form 10-Q. A hypothetical 10% increase or decrease in interest rates would have approximately a $0.1 million impact on our interest expense based on the $60.1 million outstanding at September 30, 2015 with an interest rate of 1.94%.
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
We are exposed to currency exchange rate fluctuations related to our subsidiary operations in the United Kingdom, Denmark, Norway, Brazil, Singapore, Hong Kong, Cyprus, Japan, Belgium, and the Netherlands. Our recent acquisition of Videotel expanded our international operations and therefore our exposure to these fluctuations. Certain transactions in these locations are made in the local currency, yet are reported in the U.S. dollar, the functional currency. For foreign currency exposures existing at September 30, 2015, a 10% unfavorable movement in the foreign exchange rates for our subsidiary locations would not expose us to material losses in earnings or cash flows.
From time to time, we have purchased foreign currency forward contracts. These forward contracts are intended to offset the impact of exchange rate fluctuations on cash flows of our foreign subsidiaries. Foreign exchange contracts are accounted for as cash flow hedges and are recorded on the balance sheet at fair value until executed. Changes in the fair value are recognized in earnings. We did not enter into any such contracts during the nine months ended September 30, 2015. However, we did inherit cash flow hedges from our acquisition of Headland Media Limited (now known as the KVH Media Group) in May 2013, all of which settled in 2014. We do not currently anticipate that we will enter into new agreements to replace the settled contracts.
The primary objective of our investment activities is to preserve principal and maintain liquidity, while at the same time maximizing income. We have not entered into any instruments for trading purposes. Some of the securities that we invest in may have market risk. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities that can include United States treasuries, certificates of deposit, investment grade asset-backed corporate securities, money market mutual funds, municipal bonds, and government agency and non-government debt securities. As of September 30, 2015, a hypothetical 100 basis-point increase in interest rates would have resulted in an immaterial decrease in the fair value of our investments that had maturities of greater than one year. Due to the conservative nature of our investments and the relatively short duration of their maturities, we believe this interest rate risk is substantially mitigated. As of September 30, 2015, 75% of the $26.6 million classified as available-for-sale marketable securities will mature or reset within one year. Accordingly, long-term interest rate risk is not considered material for our investment activities. We did not invest in any financial instruments denominated in foreign currencies as of September 30, 2015.

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
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2015, the end of the period covered by this interim report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2015 due to material weaknesses in our internal control over financial reporting. Our internal control over financial reporting is the process designed by and under the supervision of our Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external reporting in accordance with accounting principles generally accepted in the United States of America.
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
Following the identification of the foregoing material weaknesses in December 2014, management commenced implementation of a remediation plan, which is ongoing. Management believes that the implementation of this plan will remediate the material weaknesses described above. The following steps of the remediation plan are currently in process, and management may determine to enhance existing controls and/or implement additional controls as the implementation progresses:

•
With respect to bill and hold arrangements, we revised the process of entering in the sales orders into general ledger entries to facilitate identification of these arrangements at the time they are created. We instituted written procedures to document all material bill and hold arrangements, as well as other terms and conditions that may impact revenue recognition, such as multiple-element arrangements. We plan to perform quarterly assessments of quantities of inventory on hand that are subject to bill and hold arrangements with customers. We also instituted enhancements to our existing review controls through the implementation of more detailed checklists and the involvement of additional personnel with knowledge of these arrangements.

•
With respect to reliance on third parties to assist in the calculation of our provision for income taxes, we instituted a more formalized process to review the work completed by third parties, including detailed checklists to perform a proper evaluation of each element of the apportionment of state taxes and any related impact on our deferred tax assets.

•
With respect to the allocation of revenue for multiple-element arrangements involving leased antennas and airtime service agreements, we instituted a new control earlier in the first quarter of 2015 to review each lease at the time of execution in order to assess and document any lease discount arising from reasonably anticipated airtime service agreements.

We are in the process of further reviewing, documenting and testing our internal controls over financial reporting, and we may from time to time make changes aimed at enhancing existing controls and/or implementing additional controls. Because the implementation of our remediation plan was ongoing as of September 30, 2015 and because there was insufficient time as of September 30, 2015 to demonstrate that the new controls implemented as part of the remediation plan were operating effectively as of that date, management concluded that the material weaknesses described in our annual report still existed as of September 30, 2015.
Evaluation of Changes in Internal Control over Financial Reporting
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated changes in our internal control over financial reporting that occurred during the third quarter of 2015. Based on that evaluation, except for the changes described above, our Chief Executive Officer and Chief Financial Officer did not identify any change in our internal control over financial reporting during the third quarter of 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
We have historically sold a substantial portion of our TACNAV and FOG systems and we currently sell tactical navigation products and services to the U.S. government and its contractors. A reduction in sales to the U.S. government or its contractors, whether due to lack of funding, for convenience or otherwise, or the occurrence of delays, could negatively impact our results of operations and financial condition.
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
As a result of our mini-VSAT Broadband network infrastructure, our cost of service sales includes certain fixed costs that do not generally vary with the volume of service sales, and we have almost no ability to reduce these fixed costs in the short term. These fixed costs have increased significantly each year as we have further expanded our network to accommodate additional subscriber demand and/or coverage areas, and we expect that this trend will continue in 2015 and beyond. If sales of our TracPhone V-series products and the mini-VSAT Broadband service do not generate the level of revenue that we expect or decline, our service gross margins may decline. As our market share has increased, we have also experienced a general increase in customer termination rates and lower unit sales of our mobile communications hardware, both in the United States and Europe. The failure to improve our mini-VSAT Broadband service gross margins and unit sales would have a material adverse effect on our overall profitability.
Competition may limit our ability to sell our mobile communications products and services and guidance and stabilization products.
The mobile communications markets and defense navigation, guidance and stabilization markets in which we participate are very competitive, and we expect this competition to persist and intensify in the future. We may not be able to compete successfully against current and future competitors, which could impair our ability to sell our products. For example, improvements in the performance of lower cost gyros by competitors could potentially jeopardize sales of our FOGs. As our market share in the mobile satellite communications market has grown, competition has intensified significantly, most notably from companies that seek to compete primarily on price. These companies may continue to implement price reductions and discounts for both products and services, which have required us to reduce our prices or offer discounts in order to maintain or increase our market share. We anticipate that this trend of substantial competition will continue.
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
The markets for mobile communications products and services and guidance and stabilization products and services are each characterized by rapid technological change, frequent new product innovations, changes in customer requirements and expectations, and evolving industry standards. If we fail to make innovations in our existing products and services and reduce the costs of our products and services in a timely way, our market share may decline. For example, the introductions of our new TracVision TV-series antennas and our new IP-MobileCast service occurred later than we had anticipated, which we believe led certain customers to purchase competing products. Products or services using new technologies, or emerging industry standards, could render our products and services obsolete. If our competitors successfully introduce new or enhanced products or services that eliminate technological advantages our products or services may have in a market or otherwise outperform our products or services, or are perceived by consumers as doing so, we may be unable to compete successfully in the markets affected by these changes. For competitive reasons, we recently increased warranty coverage for certain of our mobile communications products to include an additional year of labor coverage and other benefits, which could increase our costs and impair our profitability.
The purchasing and delivery schedules and priorities of the U.S. military and foreign governments are often unpredictable.
We sell our FOG systems and tactical navigation products and services to U.S. and foreign military and government customers, either directly or as a subcontractor to other contractors. These customers often use a competitive bidding process and have unique purchasing and delivery requirements, which often makes the timing of sales to these customers unpredictable. Factors that affect their purchasing and delivery decisions include:

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

These factors periodically cause substantial fluctuations in sales of our TACNAV and FOG products from period to period. For example, TACNAV product sales decreased $0.9 million, or 44%, from the three months ended September 30, 2014 to the three months ended September 30, 2015, and decreased $6.6 million, or 71%, from the nine months ended September 30, 2014 to the nine months ended September 30, 2015. Similarly, sales of our FOG products decreased $0.3 million, or 7%, from the three months ended September 30, 2014 to the three months ended September 30, 2015, and sales of our FOG products decreased $1.2 million, or 9%, from the nine months ended September 30, 2014 to the nine months ended September 30, 2015, respectively. However, in October 2014, we received a $19.0 million TACNAV product and services contract with an international military customer which include program management and engineering services expected to be delivered through 2017 and hardware shipments expected to be fulfilled in the fourth quarter of 2015 and in 2016, as well as out-year support services to be provided as part of this order. These large orders contribute to the unpredictability of our revenues from period to period. The U.S. government may change defense spending priorities at any time. Moreover, government customers and their contractors can generally cancel orders for our products for convenience or decline to exercise previously disclosed contract options. Even under firm orders with government customers, funding must often be appropriated in the budget process in order for the government to complete the contract. The cancellation of or failure to fund orders for our products could further reduce our net sales and results of operations.

Sales of our FOG systems and TACNAV products generally consist of a few large orders, and the delay or cancellation of a single order could substantially reduce our net sales.

KVH products sold to customers in the defense industry are purchased through orders that can generally range in size from several hundred thousand dollars to more than one million dollars. For example, we received orders for TACNAV products and services of $1.4 million, $1.5 million, $4.3 million, $19.0 million, $5.2 million, $7.2 million, $35.6 million, and $2.8 million in September 2015, May 2015, November 2014, October 2014, May 2014, January 2013, September 2012, and September 2012, respectively. Orders of this size are often unpredictable and difficult to replicate. As a result, the delay or cancellation of a single order could materially reduce our net sales and results of operations. We periodically experience repeated and unanticipated delays in defense orders, which make our revenues and operating results less predictable. Because our guidance and stabilization products typically have relatively higher product gross margins than our mobile communications products, the loss of an order for guidance and stabilization products could have a disproportionately adverse effect on our results of operations.

Only a few customers account for a substantial portion of our guidance and stabilization revenues, and the loss of any of these customers could substantially reduce our net sales.
We derive a significant portion of our guidance and stabilization revenues from a small number of customers, many of whom are contractors for the U.S. government. In October 2014, we received a $19.0 million TACNAV product and services contract with an international military customer which include program management and engineering services expected to be delivered through 2017 and hardware shipments expected to be fulfilled in the fourth quarter of 2015 and in 2016 as well as out-year support services to be provided as part of this order. The loss of business from any of these customers could substantially reduce our net sales and results of operations and could seriously harm our business. Since we are often awarded a contract as a subcontractor to a major defense supplier that is engaged in a competitive bidding process as prime contractor for a major weapons procurement program, our revenues depend significantly on the success of the prime contractors with which we align ourselves.

Commercial sales of our guidance and stabilization products are unpredictable.
Fluctuating commercial sales of our guidance and stabilization products are making it more difficult to predict our future revenues. We have been marketing our guidance and stabilization products, particularly our FOGs, to original equipment manufacturers for incorporation into commercial products, such as navigation and positioning systems for various applications, including precision mapping, dynamic surveying, autonomous vehicles, train location control and track geometry measurement systems, industrial robotics, and optical stabilization. Because we sell these products to original equipment manufacturers rather than end-users, we have less information about market trends and other developments affecting the buying patterns of end-users and, as a result, may be unable to forecast demand for these products accurately. Sales of FOGs for commercial applications decreased from the nine months ended September 30, 2014 to the nine months ended September 30, 2015; however, sales can significantly increase or decrease quarter-to-quarter due to our customer mix. Moreover, sales of these products for commercial applications depend on the success of our customers’ products, and any decline in sales of our customers’ products would reduce demand for our products.
Our results of operations could be adversely affected in unseasonably cold weather, prolonged winter conditions, disasters or similar events occur.
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
Declining oil prices may continue to adversely affect our revenues and profitability.
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
Factors such as tight credit, environmental protection laws and ongoing low levels of consumer confidence can materially and adversely affect sales of larger vehicles and vessels for which our mobile satellite TV products are designed. Many customers finance their purchases of these vehicles and vessels, and tightened credit availability can reduce demand for both these vehicles and vessels and our mobile satellite TV products. Moreover, in the current credit markets, financing for these purchases has sometimes been unavailable or more difficult to obtain. The increased cost of operating these vehicles and vessels can adversely affect demand for our mobile satellite TV products. Recent declines in oil prices may not result in any material increase in demand.
Our business has substantial indebtedness, which could restrict our business opportunities.
We currently have, and will likely continue to have, a substantial amount of indebtedness. Our indebtedness could, among other things, make it more difficult for us to satisfy our debt obligations, require us to use a large portion of our cash flow from operations to repay and service our debt or otherwise create liquidity problems, limit our flexibility to adjust to market conditions, place us at a competitive disadvantage and expose us to interest rate fluctuations. As of September 30, 2015, we had total debt outstanding of $66.2 million, which included $60.1 million in aggregate principal amount of indebtedness outstanding under our term note that we entered into on July 1, 2014.
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
The agreements governing our secured credit facility subject us to various financial and other restrictive covenants with which we must comply on an ongoing or periodic basis. These include covenants pertaining to a maximum consolidated leverage ratio, a minimum consolidated fixed charge coverage ratio, covenants requiring the mandatory prepayment of amounts outstanding under the term loan and the revolver under specified circumstances, including (i) 100% of the net cash proceeds from certain dispositions to the extent not reinvested in our business within a stated period, (ii) 50% of the net cash proceeds from stated equity issuances, and (iii) 100% of the net cash proceeds from certain receipts of more than $250 outside the ordinary course of business, and limits on capital expenditures. If we violate any of these covenants, we may suffer a material adverse effect. Most notably, our outstanding debt under our secured credit facility could become immediately due and payable, our lenders could proceed against any collateral securing such indebtedness, and our ability to borrow additional funds in the future could be limited or terminated. Alternatively, we could be forced to refinance or renegotiate the terms and conditions of our secured credit facility, including the interest rates, financial and restrictive covenants and security requirements of the secured credit facility, on terms that may be significantly less favorable to us.
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
Historically, sales to customers outside the United States have accounted for a significant portion of our net sales, and our acquisitions of Videotel in July 2014 and Headland Media Limited (now known as the KVH Media Group) in May 2013 increased our sales in new foreign markets. We derived 33%, 37%, 39%, and 44% of our revenues in 2012, 2013, 2014, and the nine months ended September 30, 2015, respectively, from sales to customers outside the United States. We have foreign sales offices in Denmark, the United Kingdom, Singapore, Hong Kong, Japan, Norway, and Cyprus, as well as a subsidiary in Brazil that manages local sales. However, aside from these international sales offices, substantially all of our personnel and operations, particularly for our mobile satellite communications equipment business and our guidance and stabilization business, are located in the United States. Our limited operations in foreign countries may impair our ability to compete successfully in international markets and to meet the service and support needs of our customers in countries where we have little to no infrastructure. We are subject to a number of risks associated with our international business activities, which may increase our costs and require significant management attention. Our acquisitions of Videotel and Headland Media Limited (now known as KVH Media Group) have augmented these risks. These risks include:

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
Because of the scope of our foreign sales and foreign operations, we face significant exposure to movements in exchange rates for foreign currencies, particularly the British pound sterling and the euro. During recent months, the U.S. dollar slightly weakened against relevant foreign currencies, which increases our revenues reported in U.S. dollars and increases the reported value of our assets in foreign countries. However, if the U.S. dollar strengthens, our revenues reported in U.S. dollars, as well as the reported value of our assets in foreign countries, would be commensurately lower. Moreover, certain of our products and services are sold internationally in U.S. dollars; as the U.S. dollar strengthens, the relative cost of these products and services to customers located in foreign countries increases, which adversely affects sales. In addition, most of our financial obligations, including payments under our outstanding debt obligations, must be satisfied in U.S. dollars. Our exposures to changes in foreign currency exchange rates may change over time as our business practices evolve and could result in increased costs or reduced revenue and could adversely affect our cash flow. Changes in the relative values of currencies occur regularly and may have a significant impact on our operating results. We cannot predict with any certainty changes in foreign currency exchange rates or the degree to which we can cost-effectively mitigate this exposure.
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

Following the identification of the control deficiencies, management implemented a remediation plan. We are in the process of further reviewing, documenting and testing our internal controls over financial reporting, and we may from time to time make changes aimed at enhancing existing controls and/or implementing additional controls. Because the implementation of our remediation plan was ongoing as of September 30, 2015 and because there was insufficient time as of September 30, 2015 to demonstrate that the new controls implemented as part of the remediation plan were operating effectively as of that date, management concluded that the material weakness described in our annual report still existed as of September 30, 2015. Accordingly, the remedial measures we are taking may not be adequate to prevent future misstatements or avoid other control deficiencies or material weaknesses. The effectiveness of our internal control over financial reporting is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the soundness of our systems, the possibility of human error, and the risk of fraud. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and the risk that the degree of compliance with policies or procedures may deteriorate over time. Because of these limitations, there can be no assurance that any system of or internal control over financial reporting will be successful in preventing all errors or fraud or in making all material information known in a timely manner to the appropriate levels of management. As a result, it is possible that our financial statements will not comply with generally accepted accounting principles, will contain a material misstatement or will not be available on a timely basis, any of which could cause investors to lose confidence in us and lead to, among other things, unanticipated legal, accounting and other expenses, delays in filing required financial disclosures, enforcement actions by government authorities, fines, penalties, the delisting of our common stock and liabilities arising from stockholder litigation.
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
We retain sensitive data, including intellectual property, proprietary business information, personally identifiable information, credit card information, and usage data of our employees and customers on our computer networks. Although we take certain protective measures and endeavor to modify them as we believe circumstances warrant, invasive technologies, and techniques continue to evolve rapidly, and our computer systems, software and networks are vulnerable to unauthorized access, misuse, erasure, alteration, employee error, phishing, computer viruses or other malicious code, and other events that could have a security impact. Any security breach may compromise information stored on our networks and may result in significant data losses or theft of our, our customers', our business partners' or our employees' sensitive information.
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

Effective October 1, 2015, we introduced new rate plans for our airtime services, including various rate plans that offer higher data speeds with usage caps. Under our new rate plans, customers receive a base level of service for a fixed fee and pay additional fees for usage over the base level. Accordingly, the revenue we generate from a customer may vary with that customer's usage. We are unable to predict accurately the extent to which customers will transition to particular metered rate plans or the degree to which usage, and therefore our revenue, may vary from quarter to quarter.

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

Our stock price has historically been volatile. During the period from January 1, 2013 to September 30, 2015, the trading price of our common stock ranged from $9.22 to $15.79. Many factors may cause the market price of our common stock to fluctuate, including:

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
We are subject to income taxes and other taxes in both the U.S. and the foreign jurisdictions in which we currently operate. The determination of our worldwide provision for income taxes and current and deferred tax assets and liabilities requires judgment and estimation. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. We are subject to regular review and audit by both domestic and foreign tax authorities and to the prospective and retrospective effects of changing tax regulations and legislation. Although we believe our tax estimates are reasonable, the ultimate tax outcome may materially differ from the tax amounts recorded in our consolidated financial statements and may materially affect our income tax benefit or expense, net loss or income, and cash flows in the period in which such determination is made. As of September 30, 2015, we had liabilities for uncertain tax positions of $3.2 million, the majority of which relates to uncertain tax positions held on Videotel’s balance sheet as of the acquisition date.
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
On November 26, 2008, our Board of Directors authorized a program to repurchase up to one million shares of our common stock. As of September 30, 2015, 341,009 shares of common stock remain available for repurchase under the program. The repurchase program is funded using our existing cash, cash equivalents, marketable securities, and future cash flows. Under the repurchase program, at management’s discretion, we may repurchase shares on the open market from time to time, in privately negotiated transactions or block transactions, or through an accelerated repurchase agreement. The timing of such repurchases depends on availability of shares, price, market conditions, alternative uses of capital, and applicable regulatory requirements. The program may be modified, suspended or terminated at any time without prior notice. The repurchase program has no expiration date. There were no other repurchase programs outstanding during the three months ended September 30, 2015, and no repurchase programs expired during the period.
In the three months ended September 30, 2015, we did not repurchase any shares of our common stock.

ITEM 6.    EXHIBITS
Exhibits:

Exhibit No.	Description	Filed with this Form 10-Q	Incorporated by Reference
			Form	Filing Date	Exhibit No.
3.1	Amended and Restated Certificate of Incorporation, as amended		10-Q	August 6, 2010	3.1

3.2	Amended and Restated Bylaws of KVH Industries, Inc.		8-K	April 30, 2014	3.1

4.1	Specimen certificate for the common stock		S-1/A	March 22, 1996	4.1

10.1	Second Amendment to Credit Agreement, dated as of September 30, 2015, by and among Bank of America, N.A., The Washington Trust Company and KVH Industries, Inc.		8-K	October 5, 2015	10.1

31.1	Rule 13a-14(a)/15d-14(a) certification of principal executive officer	X

31.2	Rule 13a-14(a)/15d-14(a) certification of principal financial officer	X

32.1	Section 1350 certification of principal executive officer and principal financial officer	X

101
The following financial information from KVH Industries, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets (unaudited), (ii) the Consolidated Statements of Operations (unaudited), (iii) the Consolidated Statements of Comprehensive Loss (unaudited), (iv) the Consolidated Statements of Cash Flows (unaudited), and (v) the Notes to Consolidated Financial Statements (unaudited).
		X

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 9, 2015

KVH Industries, Inc.

By:	/s/ PETER A. RENDALL
Peter A. Rendall
(Duly Authorized Officer and Chief Financial Officer)

Exhibit Index

Exhibit No.	Description	Filed with this Form 10-Q	Incorporated by Reference
			Form	Filing Date	Exhibit No.
3.1	Amended and Restated Certificate of Incorporation, as amended		10-Q	August 6, 2010	3.1

3.2	Amended and Restated Bylaws of KVH Industries, Inc.		8-K	April 30, 2014	3.1

4.1	Specimen certificate for the common stock		S-1/A	March 22, 1996	4.1

10.1	Second Amendment to Credit Agreement, dated as of September 30, 2015, by and among Bank of America, N.A., The Washington Trust Company and KVH Industries, Inc.		8-K	October 5, 2015	10.1

31.1	Rule 13a-14(a)/15d-14(a) certification of principal executive officer	X

31.2	Rule 13a-14(a)/15d-14(a) certification of principal financial officer	X

32.1	Section 1350 certification of principal executive officer and principal financial officer	X

101
The following financial information from KVH Industries, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets (unaudited), (ii) the Consolidated Statements of Operations (unaudited), (iii) the Consolidated Statements of Comprehensive Loss (unaudited), (iv) the Consolidated Statements of Cash Flows (unaudited), and (v) the Notes to Consolidated Financial Statements (unaudited).
		X