Form 10-K
period 2015-12-31
KVH INDUSTRIES INC \DE\
filed 2016-03-14
CIK 1007587

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
(401) 847-3327
(Registrant’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value per share	The NASDAQ Stock Market LLC (NASDAQ Global Market)
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 30, 2015, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $196,345,440 based on the closing sale price of $13.45 per share as reported on the NASDAQ Global Select Market. Shares of common stock held by executive officers and directors of the registrant and their affiliates have been excluded from this calculation because such persons may be deemed affiliates.
As of March 11, 2016, the registrant had 16,168,380 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement relating to its 2016 Annual Meeting of Stockholders are incorporated herein by reference in Part III.

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
Our Products and Services
We design, develop, manufacture, and market mobile communications products and services for the marine and land mobile markets, and navigation, guidance, and stabilization products for both the commercial and defense markets.
Mobile Broadband Products
In the global maritime market, we believe that there is increasing demand for mobile access to television, entertainment, voice services, the Internet, and near real-time operational services such as safety training, navigation chart updates, weather services, and voyage optimization. For both maritime and terrestrial customers that want to access live television while on the move, we offer a comprehensive family of mobile satellite antenna products marketed under the TracVision brand. For access to the Internet and voice services while on the move, which we refer to collectively as our airtime services, we offer a family of mobile satellite antenna products and services marketed under the brands TracPhone and mini-VSAT Broadband. The network infrastructure that we have developed to support our airtime services also supports the delivery of other value-added services over our IP-MobileCast content delivery service for both entertainment and operational needs.
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

Our Certified Support Network offers our TracVision and TracPhone customers an international network of skilled technical dealers and support centers in many locations where our customers are likely to travel. We have selected distributors based on their technical expertise, professionalism, and commitment to quality, and regularly provide them with extensive training in the sale, installation and support of our products.
Maritime
In the marine market, we offer a range of mobile satellite TV and communications products.
Satellite TV. Our TracVision TV-series satellite TV antennas, launched in mid-2014, are designed with the full spectrum of vessel sizes in mind, ranging from recreational vessels as small as 20 to 25 feet to large commercial vessels. The TV-series replaced a number of our M-series antennas with new antennas that incorporate new features, including an IP-enabled control unit to allow access to system information from any Wi-Fi device. Our family of marine TracVision products includes the 32-cm diameter TracVision TV1, 37-cm diameter TracVision TV3, 45-cm diameter TracVision TV5, and the 60-cm diameter TracVision TV6, each of which employs a high-efficiency circular antenna. In April 2015, we also introduced the 81-cm TracVision TV8. These products are compatible with Ku-band HDTV programming as well as high-powered regional satellite TV services around the globe, based on available signal strength and antenna size requirements.
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
Satellite Phone and Internet. Our mini-VSAT Broadband network offers an end-to-end solution for offshore connectivity. This unified C/Ku-band Broadband service enables us to offer commercial, leisure, and government customers an integrated hardware and service solution for mobile communications and seamless region-to-region roaming. We design and manufacture the onboard TracPhone V-IP terminals, own the hub equipment installed in leased earth stations, lease the satellite capacity, manage the network through third-party service providers, and provide 24/7/365 after-sale support. Because we manufacture the onboard hardware, we can integrate the full rack of discrete below decks equipment typically used on traditional VSAT systems into a single, streamlined unit that is significantly easier to deploy than competing VSAT solutions. Our mini-VSAT Broadband network utilizes ArcLight spread spectrum modem technology developed by ViaSat. This spread spectrum approach reduces the broadcast power requirements and the pointing accuracy necessary to track the C- and Ku-band satellites that carry the service. The resulting efficiencies allowed us to develop and bring to market our TracPhone V-IP terminals. Our 60-cm diameter TracPhone V7-IP Ku-band antenna is 85% smaller by volume and 75% lighter than alternative 1-meter diameter VSAT antennas. Our 37-cm diameter TracPhone V3-IP Ku-band antenna is practical for use on smaller vessels as well as land vehicles. We believe that the TracPhone V3 is the smallest maritime VSAT system currently available. Our dual-mode TracPhone V11-IP antenna seamlessly tracks both C- and Ku-band satellites, making it the only 1-meter diameter maritime VSAT antenna to deliver seamless global coverage outside the far polar regions.
We are actively engaged in sales efforts for the TracPhone V-IP Series and mini-VSAT Broadband service to government agencies for maritime, military, and emergency responder use. In September 2010, the U.S. Coast Guard awarded us a 10-year contract valued at up to $42 million to supply TracPhone V7 systems and mini-VSAT Broadband airtime to as many as 216 U.S. Coast Guard cutters. As of December 31, 2015, we have supplied TracPhone V7 and V7-IP systems for 113 U.S. Coast Guard vessels. We also continue to expand our ability to support the commercial maritime market. In March 2011, we signed a contract to provide TracPhone V7 and mini-VSAT Broadband service to Vroon B.V. and its fleet of more than 125 commercial vessels and, as of December 31, 2015, approximately 125 systems have shipped. In March 2012, V.Ships, the world’s largest independent ship manager serving a fleet of over 1,000 vessels, selected our mini-VSAT Broadband service as its preferred satellite communications solution. In June 2012, Tokyo-based shipping and logistics company, Nippon Yusen Kaisha (NYK Line), selected our TracPhone V7 and mini-VSAT Broadband service and, as of December 31, 2015, approximately 140 systems have shipped.
We also offer CommBox, a ship-to-shore network management product that comprises shipboard hardware, a KVH-hosted or privately owned shore-based hub, and a suite of software applications. CommBox offers a range of tools designed to increase communication efficiency, reduce costs, and manage network operations. Key functions include web and data compression and optimization to increase network capacity; remote PC management for customer IT departments; integrated e-mail, firewalls, and security; least-cost routing; and bandwidth management on multiple communication carriers. Since September 2013, we have offered the CommBox functionality as an option for all TracPhone V-IP Series products through software accompanying the integrated Commbox modem. We receive subscription fees related to the selected software applications and monthly system maintenance fees. Because we offer this integrated solution, we no longer generate meaningful revenue from sales of standalone CommBox hardware.
We also offer Iridium OpenPort hardware and service to be used in conjunction with our mini-VSAT service. Iridium OpenPort service provides data rates up to 128Kbps and covers the entire world, including the polar regions. We offer the Iridium hardware and service along with our own mini-VSAT solution with the integrated CommBox functionality, which will switch over to the Iridium service if the mini-VSAT service is not available. Our customers might choose to add the Iridium service to expand the geographic coverage of the system or as a backup service.
In addition to our TracPhone VSAT products and mini-VSAT Broadband service, we also offer a family of Inmarsat-compatible TracPhone products that provide in-motion access to global satellite communications. These products rely on services offered by Inmarsat, a satellite service provider that supports links for phone, fax, and data communications as fast as 432 Kbps. The TracPhone FB150, FB250, and FB500 antennas use the Inmarsat FleetBroadband service to offer voice as well as high-speed Internet service. The TracPhone FB150, FB250, FB500 and FleetOne products are manufactured by Thrane & Thrane A/S of Denmark (acquired by Cobham) and distributed on an OEM basis by us in North America under our TracPhone brand and distributed in other markets on a non-exclusive basis.
Unlike mini-VSAT Broadband, where we control and sell the airtime, we purchase Inmarsat and Iridium airtime from a distributor and resell it to our customers.
Land Mobile
We design, manufacture, and sell a range of TracVision satellite TV antenna systems for use on a broad array of vehicles, including recreational vehicles, buses, conversion vans, and automobiles.
In the RV and bus markets, we offer TracVision satellite TV products, intended for both stationary and in-motion use. Our TracVision R1 delivers DIRECTV or DISH network service through a small 32-cm diameter dome. Our TracVision A9, introduced in January 2015 as a replacement for the DIRECTV-only TracVision A7, uses hybrid phased-array antenna technology to provide in-motion reception of satellite TV programming in the continental United States using either the DIRECTV or DISH Network services. The TracVision A9 stands approximately five inches high and mounts either to a vehicle’s roof rack or directly to the vehicle’s roof, making it practical for use aboard minivans, SUVs and other passenger vehicles. The TracVision A9 includes a mobile satellite television antenna and an IP-enabled TV hub for easy system configuration and control via Wi-Fi devices, such as an Apple iPhone or iPad. The TracVision A9 is also suitable for tall motor coaches and buses. Automotive customers subscribe to DIRECTV’s TOTAL CHOICE MOBILE satellite TV programming package, which is specifically promoted for automotive applications, or to DISH Network programming. Local channels and network programming are also available as an option for TracVision A9 users as a result of the system’s integrated GPS. At this time, we are the only company authorized by DIRECTV to sell, promote, and activate automotive users for the TOTAL CHOICE MOBILE programming package.
Airtime Services
In addition to our mobile satellite antenna hardware and software, we offer airtime plans that enable customers to obtain Internet and voice services. We offer a variety of rate plans that typically require an initial commitment of one or more years with a one-year auto-renewal feature. In October 2015, we introduced mini-VSAT Broadband 2.0, our second generation mini-VSAT service. The key features of the new service are new airtime plans, a new network management portal and a new comprehensive global customer support program. Our new airtime plans are a series of usage-based plans, designed around each ship's monthly data requirements for operational and crew needs, that deliver data at higher speeds. Our new network management portal, myKVH, is a secure portal that enables a ship operator to manage network usage by vessel or by individual crew members by allocating operational and crew data caps while receiving customized usage alerts. For customers that want the certainty of a fixed monthly price, we continue to provide fixed rate plans that vary depending on data speeds and include protocol restrictions, such as limiting those that stream video content. User speeds are also restricted but not stopped when users reach established data use thresholds. In addition, we offer multiple metered plans that are either billed monthly based on the data consumed without any application or protocol blocking or based on a monthly minimum data quota with the option to add more data for an incremental charge. The TracPhone V3-IP requires a metered plan while the TracPhone V7-IP and V11-IP can support any plan.
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
Our mini-VSAT Broadband network currently uses a combination of 22 Ku-band and three global C-band transponders on 18 satellites to provide coverage throughout the northern hemisphere and all of the major continents in the southern hemisphere. We currently offer our Ku-band mini-VSAT Broadband service in the Americas, Europe, the Middle East, Africa, Asia-Pacific, and Australian and New Zealand waters. It is our long-term plan to continue to invest in and enhance our mini-VSAT Broadband network. In March 2015, we expanded our capacity in the Asia-Pacific and Pacific Northwest regions and doubled our mini-VSAT broadband network capacity in eastern Canada and U.S. coastal regions. In December 2015, we more than doubled our broadband capacity in the North Atlantic Ocean region and added a new beam across Europe, the Middle East and Africa, effectively adding 30% more capacity. Under the terms of our revenue sharing arrangement with ViaSat, these types of expansions position us to earn revenue not only from the maritime and land-based use of the mini-VSAT Broadband service but also from aeronautical applications that roam throughout our network.
In June 2015, we implemented a global private multiprotocol label switching (MPLS) network connecting all of our teleports and satellite beams. We believe that transitioning from the public Internet to a private MPLS network will provide increased security, enhanced quality of service and increased network reliability and uptime for our customers.
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
In May 2013, we acquired Headland Media Limited (now known as KVH Media Group), a media and entertainment service company based in the United Kingdom that distributes commercially licensed entertainment, including news, sports, music, and movies, to commercial and leisure customers in the maritime, hotel, and retail markets. Sales from KVH Media Group are included in our mobile broadband services sales. Our “news from home” digital newspaper service includes more than 100 daily newspapers in more than 20 languages that at the end of 2015 was delivered to more than 8,500 commercial ships, hotels, and cruise ships. The digital content can be printed onboard or viewed on a tablet, smartphone, or laptop. For movie content, we are an approved distributor of licensed content for certain major Hollywood, Bollywood, and independent studios. For television content, we are an approved distributor for certain major TV studios worldwide.
In July 2014, we acquired Videotel, a leading provider of high-quality training films and e-Learning services for the commercial maritime industry. Servicing over 12,000 vessels at the end of 2015, Videotel offers video, animation, e-Learning computer-based training (CBT) and interactive distance learning services. Certification and refresher courses are mandated by international regulations and, at the end of 2015, more than 10 million training hours of Videotel content had been delivered to over 300,000 registered crew members. Sales from Videotel are included in our mobile broadband service sales.
In late 2014, we launched a new content delivery service called IP-MobileCast. Content and data files are transmitted using a sophisticated multicast technology across our global satellite network to every vessel or mobile vehicle that has an active, compatible TracPhone V series or V-IP series terminal. The content is either stored on the terminal itself or on a KVH-supplied media server, which is required for digital rights managed content such as movies and Videotel content. This delivery mechanism reduces the amount of bandwidth required to transmit large files to a large population of customers. Before multicasting, large data files were generally transmitted across satellite networks “on demand” or unicast, which consumes significant bandwidth. Moreover, copyright law requires permission from the rights holder for exhibitions of copyrighted film and television. Historically, studios have granted KVH Media Group permission to license non-theatrical exhibitions aboard ships. While traditionally we have licensed this content to commercial maritime customers through the distribution of DVDs, we have now automated the transmission of this type of entertainment via IP-MobileCast.
Customers that subscribe to one of our entertainment packages generally receive a variety of movie and television content that is cached locally onboard with unlimited onboard viewing for a year. We transmit 124 thirty-minute local “news from home” segments in a variety of languages on a daily basis, up to 20 movies a month plus daily sports and news clips and special programming such as the highlights of sporting events.
We also offer a variety of operational services through IP-MobileCast. Subscribers to the Videotel training and e-Learning content can also receive new content over the IP-MobileCast network through TRAININGlink, whereby customers receive new content more frequently than once a year. As part of our CHARTlink service, we transmit electronic chart updates for ECDIS solution providers Transas and Jeppesen. For our FORECASTlink service, we transmit global forecasts and high-resolution weather data provided by AWT. Our charting and weather forecasting services provide critical content for voyage optimization.
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
In January 2016, we introduced the GEO-FOG 3D and GEO-FOG 3D Dual inertial navigation systems that offers roll, pitch and heading accuracies of 0.05 degrees for demanding applications in unmanned, autonomous and manned aerial platforms. The product combines our 1750 IMU technology with centimeter-level precise GNSS receivers, a 3-axis magnetometer and a barometric pressure sensor.
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
Sales, Marketing and Support
Our sales, marketing and support efforts target markets that are substantial and require dedicated dealers and distributors to reach customers. These channels vary from time to time, but currently include targeted efforts to reach the commercial and leisure maritime markets; the RV, high-end automotive and bus markets; and the commercial, industrial, and government markets. We believe our brands are well known and well respected by customers within their respective niches. These brands include:

•	TracVision - satellite television systems for vessels and vehicles

•	TracPhone - two-way satellite communications systems

•	mini-VSAT Broadband - mobile satellite communications network

•	IP-MobileCast - content delivery service

•	NEWSLink - maritime newspapers

•	Videotel - maritime training content and services

•	CommBox - network management hardware and software for maritime communications

•	TACNAV - tactical navigation systems for military vehicles

•	OneCare - services and support for the mini-VSAT Broadband solution

We sell our mobile satellite communications products directly and through an international network of independent retailers, chain stores and distributors, as well as to manufacturers of vessels and vehicles.
We sell entertainment media content directly through our KVH Media Group, headquartered in Leeds, England, and our training and e-Learning content directly though our Videotel group, which is located in London, England, and Hong Kong.
Our European headquarters, which is located in Denmark, coordinates our sales, marketing, and support efforts for our mobile satellite communications products in Europe, the Middle East, and Africa. Asian and Australia/New Zealand sales are managed through our offices located in Singapore. All international offices are managed under the oversight of our North American sales and marketing office. See Note 13 of the notes to our consolidated financial statements for information regarding our geographic segments.
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
Our backlog for all products and services was $19.8 million, $27.3 million, and $20.5 million on December 31, 2015, 2014, and 2013, respectively. As of December 31, 2015, $18.0 million of our backlog was scheduled for fulfillment in 2016 and $1.8 million was scheduled for fulfillment in 2017 through 2020. The decrease in backlog of $7.5 million from December 31, 2014 to December 31, 2015 was primarily a result of shipments made in the fourth quarter of 2015 related to a $19.0 million TACNAV product and services contract, announced in October 2014, with an international military customer for our new FOG-

based tactical navigation system. The increase in backlog of $6.8 million from December 31, 2013 to December 31, 2014 was primarily the result of the same $19.0 million TACNAV product and services contract. The contract includes program management and engineering services expected to be delivered through 2017 and hardware shipments expected to be fulfilled in 2015 and 2016, as well as out-year support services to be provided as part of this order.
Backlog consists of orders evidenced by written agreements and specified delivery dates for customers who are acceptable credit risks. We do not include satellite connectivity or media content service sales in our backlog even though many of our satellite connectivity and media content customers have signed annual or multi-year service contracts providing for a fixed monthly fee. Military orders included in backlog are generally subject to cancellation for the convenience of the customer. When orders are canceled, we generally recover actual costs incurred through the date of cancellation and the costs resulting from termination. As of December 31, 2015, our backlog included approximately $14.0 million in orders that are subject to cancellation for convenience by the customer. Individual orders for guidance and stabilization products are often large and may require procurement of specialized long-lead components and allocation of manufacturing resources. The complexity of planning and executing larger orders generally requires customers to order well in advance of the required delivery date, resulting in backlog.
Intellectual Property
Our ability to compete effectively depends to a significant extent on our ability to protect our proprietary information. We rely primarily on patent, copyright and trade secret laws, confidentiality procedures, and licensing arrangements to protect our intellectual property rights. We own 22 U.S. and foreign patents and have 5 additional patent applications that are currently pending. We also register our trademarks in the United States and other key markets where we do business. Our patents will expire at various dates between March 2016 and April 2033. We enter into confidentiality agreements with our consultants, key employees, and sales representatives and maintain controls over access to and distribution of our technology, software, and other proprietary information. The steps we have taken to protect our technology may be inadequate to prevent others from using what we regard as our technology to compete with us.
We do not generally conduct exhaustive patent searches to determine whether the technology used in our products infringes patents held by third parties. In addition, product development is inherently uncertain in a rapidly evolving technological environment in which there may be numerous patent applications pending, many of which are confidential when filed, with regard to similar technologies.
From time to time, we have faced claims by third parties that our products or technologies infringe their patents or other intellectual property rights, and we may face similar claims in the future. Any claim of infringement could cause us to incur substantial costs defending against or settling the claim, even if the claim is invalid, and could distract the attention of our management. If any of our products is found to violate third-party proprietary rights, we may be required to pay substantial damages. In addition, we may be required to re-engineer our products or seek to obtain licenses from third parties to continue to offer our products. Any efforts to re-engineer our products or obtain licenses on commercially reasonable terms may not be successful, which would prevent us from selling our products, and, in any case, could substantially increase our costs and have a material adverse effect on our business, financial condition, and results of operations.
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
In the marine market for voice, fax, data, and Internet services, we compete primarily with Inmarsat, Globalstar LP, and Iridium Satellite LLC. We also face competition from providers of marine satellite data services and maritime VSAT solutions, including Inmarsat (which has successfully launched three Ka-band satellites that will deliver its new Global Xpress service and has announced that it anticipates offering commercial service early in the second quarter of 2016), Marlink, MTN/SeaMobile, Speedcast, and Harris CapRock.
In the market for land mobile satellite TV equipment, we compete primarily with King Controls and Winegard Company.
In the markets for media content, we compete primarily with Swank Motion Pictures and PressReader.
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
Research and Development
Focused investments in research and development are critical to our future growth and competitive position in the marketplace. Our research and development efforts are directly related to timely development of new and enhanced products and services that are central to our core business strategy. The industries in which we compete are subject to rapid technological developments, evolving industry standards, changes in customer requirements, and new product and service introductions and enhancements. As a result, our success depends in part upon our ability, on a cost-effective and timely basis, to continue to enhance our existing products and to develop and introduce new products and services that improve performance and meet customers’ operational and cost requirements. Our current research and development efforts include projects to achieve additional cost reductions in our products and the development of new products and services for our existing marine and land mobile communications markets, and navigation, guidance, and stabilization application markets. For example:

•
In April 2015, we launched our new TracVision TV8 products designed to provide the tracking, reception and extended coverage area needed for yachts and merchant vessels calling in ports all around the world.

•	In November 2015, we updated our IP-MobileCast content delivery service with subtitle languages for movies and more accessible menus and program guides on vessels' set-top boxes.

•	In January 2016, we launched our GEO-FOG 3D and GEO-FOG 3D Dual inertial navigation systems, which combine KVH's FOG-based 1750 IMU's with GPS for demanding applications

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
We are also subject to the laws and regulations of the U.S. and foreign jurisdictions in which we offer and sell our satellite communication products and services, including those of the European Union, Brazil, Norway, Singapore, and Japan. These laws and regulations, as well as the interpretation and application of these laws and regulations, are subject to change and any such change may affect our ability to offer and sell existing and planned satellite communications products and services.
Employees
On December 31, 2015, we employed 567 full-time employees. We also employ part-time employees as well as temporary or contract personnel, when necessary, to provide short-term and/or specialized support for production and other functional projects.
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
Declining oil prices may continue to adversely affect our revenues and profitability.
Oil prices have undergone a significant and sustained decline during 2015 and continuing into 2016. Customers of our mobile satellite business include offshore support vessels companies that participate in, or are dependent upon, the offshore oil industry. The declines in worldwide oil prices have had a significant impact on the financial performance of companies in this sector of the economy, and as a result demand for new products and services has declined severely during and since 2015 as they have sought to reduce expenditures. In addition, we have experienced a higher customer churn rate primarily attributed to customers that operate in this sector, where the sale or decommissioning of vessels has led to a higher rate of airtime plan terminations. These trends could continue to limit or reduce demand for our satellite antenna products and airtime services from companies in this sector, which could continue to adversely affect our revenues and profitability.
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
In addition, U.S. government contracts generally also permit the government to terminate the contract, in whole or in part, without prior notice, at the government's convenience or for default based on performance. Government customers can also decline to exercise previously disclosed contract options. If one of our contracts is terminated for convenience, we would generally be entitled to payments for our allowable costs and would receive some allowance for profit on the work performed. If one of our contracts is terminated for default, we would generally be entitled to payments for our work that has been accepted by the government. A termination arising out of our default could expose us to liability and adversely affect our ability to obtain future contracts and orders. Furthermore, on contracts for which we are a subcontractor and not the prime contractor, the U.S. government could terminate the prime contract for convenience or otherwise, irrespective of our performance as a subcontractor.
We must generate a certain level of sales of the TracPhone V-IP series products and our mini-VSAT Broadband service in order to maintain or improve our service gross margins.
As a result of our mini-VSAT Broadband network infrastructure, our cost of service sales includes certain fixed costs that do not generally vary with the volume of service sales, and we have almost no ability to reduce these fixed costs in the short term. These fixed costs have increased significantly each year as we have further expanded our network to accommodate additional subscriber demand and/or coverage areas, and we expect that this trend will continue in 2016 and beyond. If sales of our TracPhone V-IP series products and the mini-VSAT Broadband service do not generate the level of revenue that we expect or decline, our service gross margins may decline. As our market share has increased, we have also experienced a general increase in customer termination rates, compounded by accelerated declines in sales for vessels servicing the oil supply market, and lower unit sales of our mobile communications hardware, both in the United States and Europe. The failure to improve our mini-VSAT Broadband service gross margins and unit sales would have a material adverse effect on our overall profitability.
Competition may limit our ability to sell our mobile communications products and services and guidance and stabilization products.
The mobile communications markets and defense navigation, and guidance and stabilization markets in which we participate are very competitive, and we expect this competition to persist and intensify in the future. We may not be able to compete successfully against current and future competitors, which could impair our ability to sell our products. For example, improvements in the performance of lower cost gyros by competitors could potentially jeopardize sales of our FOGs and FOG-based systems. As our market share in the mobile satellite communications market has grown, competition has intensified significantly, most notably from companies that seek to compete primarily on price. These companies may continue to implement price reductions and discounts for both products and services, which have required us to reduce our prices or offer discounts in order to maintain or increase our market share. We anticipate that this trend of substantial competition will continue.
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
In the marine market for voice, fax, data, and Internet services, we compete primarily with Inmarsat, Globalstar LP, and Iridium Satellite LLC. We also face competition from providers of marine satellite data services and maritime VSAT solutions, including Inmarsat (and its recently launched Global Xpress service), Marlink, MTN/SeaMobile, Speedcast, and CapRock. We believe that certain customers have deferred purchase decisions in anticipation of the Global Xpress rollout, which is reducing demand in this market.
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

The emergence of a competing small maritime VSAT antenna and complementary service or other similar service could reduce the competitive advantage we believe we currently enjoy with our smaller TracPhone V-IP series antennas and Ku-band mini-VSAT Broadband service, or with our C/Ku-band mini-VSAT Broadband service and our TracPhone V11-IP antenna.
Our TracPhone V3-IP and V7-IP systems offer customers a range of benefits due to their integrated design, hardware costs that are lower than existing maritime Ku-band VSAT systems, and spread spectrum technology. We currently compete against companies that offer established maritime Ku-band VSAT service using, in some cases, antennas 1-meter in diameter or larger. While we are unaware of any company offering a 37-cm VSAT solution comparable to our TracPhone V3-IP, we are encountering regional competition from companies offering 60-cm VSAT systems and services, which are comparable in size to our TracPhone V7-IP. Likewise, our TracPhone V11-IP, at 1.1-meter in diameter, is approximately 85% smaller and lighter than competing C-band maritime VSAT systems, which uses antennas in excess of 2.4-meters in diameter to provide similar global services. We are unaware of any competitor currently offering a similar size solution for global C-band coverage, but any introduction of such a product could adversely impact our success. In addition, other companies could replicate some of the distinguishing features of our TracPhone V-IP series products, which could potentially reduce the appeal of our solution, increase price competition, and adversely affect sales. For example, Inmarsat has recently launched its Global Xpress service, a new global Ka-band mobile VSAT service that Inmarsat claims will be faster and have a lower price per megabit than existing Ku-band services. This service may adversely impact sales of our mini-VSAT Broadband service and related equipment. Moreover, consumers may choose other services such as FleetBroadband or Iridium OpenPort for their service coverage at potentially lower hardware costs despite higher service costs and slower data rates.
If we are unable to improve our existing mobile communications and guidance and stabilization products and services and develop new, innovative products and services, our sales and market share may decline.
The markets for mobile communications products and services and guidance and stabilization products and services are each characterized by rapid technological change, frequent new product innovations, changes in customer requirements and expectations, and evolving industry standards. If we fail to make innovations in our existing products and services and reduce the costs of our products and services in a timely way, our market share may decline. For example, the introductions of our new TracVision TV-series antennas in 2014 occurred later than we had anticipated, which we believe led certain customers to purchase competing products. Products or services using new technologies, or emerging industry standards, could render our products and services obsolete. If our competitors successfully introduce new or enhanced products or services that eliminate technological advantages our products or services may have in a market or otherwise outperform our products or services, or are perceived by consumers as doing so, we may be unable to compete successfully in the markets affected by these changes. For competitive reasons, last year we increased warranty coverage for certain of our mobile communications products to include an additional year of labor coverage and other benefits, which could increase our costs and impair our profitability.
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
We sell our FOG systems and tactical navigation products and services to U.S. and foreign military and government customers, either directly or as a subcontractor to other contractors. These customers often use a competitive bidding process and have unique purchasing and delivery requirements, which often makes the timing of sales to these customers unpredictable. Factors that affect their purchasing and delivery decisions include:

•	increasing budgetary pressures, which may reduce or delay funding for military programs;

•	changes in modernization plans for military equipment;

•	changes in tactical navigation requirements;

•	global conflicts impacting troop deployment, including troop withdrawals from the Middle East and Afghanistan;

•	priorities for current battlefield operations;

•	new military and operational doctrines that affect military equipment needs;

•	sales cycles that are long and difficult to predict;

•	shifting response time and/or delays in the approval process associated with the export licenses we must obtain prior to the international shipment of certain of our military products;

•	delays in military procurement schedules; and

•	delays in the testing and acceptance of our products, including delays resulting from changes in customer specifications.

These factors periodically cause substantial fluctuations in sales of our TACNAV and FOG products from period to period. For example, sales of our FOG products decreased $1.6 million, or 8%, from 2014 to 2015. Similarly, TACNAV service sales decreased $0.8 million, or 21%, from 2014 to 2015, while sales of our TACNAV products decreased $3.6 million, or 20%, from 2014 to 2015. However, in October 2014, we received a $19.0 million TACNAV product and services contract with an international military customer which include program management and engineering services expected to be delivered through 2017 and hardware shipments expected to be fulfilled in 2016, as well as out-year support services to be provided as part of this order. These large orders contribute to the unpredictability of our revenues from period to period. Government customers may change defense spending priorities at any time.

Sales of our FOG systems and TACNAV products generally consist of a few large orders, and the delay or cancellation of a single order could substantially reduce our net sales.

KVH products sold to customers in the defense industry are purchased through orders that can generally range in size from several hundred thousand dollars to more than thirty million dollars. For example, we received orders for TACNAV products and services of $1.3 million, $1.4 million, $1.5 million, $4.3 million, $19.0 million, $5.2 million, $7.2 million, $35.6 million, and $2.8 million in November 2015, September 2015, May 2015, November 2014, October 2014, May 2014, January 2013, September 2012, and September 2012, respectively. Orders of this size are often unpredictable and difficult to replicate. As a result, the delay or cancellation of a single order could materially reduce our net sales and results of operations. We periodically experience repeated and unanticipated delays in defense orders, which make our revenues and operating results less predictable. Because our guidance and stabilization products typically have relatively higher product gross margins than our mobile communications products, the loss of an order for guidance and stabilization products could have a disproportionately adverse effect on our results of operations.

Only a few customers account for a substantial portion of our defense navigation and guidance and stabilization revenues, and the loss of any of these customers could substantially reduce our net sales.
We derive a significant portion of our guidance and stabilization revenues from a small number of customers, many of whom are contractors for the U.S. government. In October 2014, we received a $19.0 million TACNAV product and services contract from an international military customer which includes program management and engineering services expected to be delivered through 2017 and hardware shipments that were partially fulfilled in 2015 with the remainder expected to be fulfilled in 2016 as well as out-year support services to be provided as part of this order. The loss of business from any of these customers could substantially reduce our net sales and results of operations and could seriously harm our business. Since we are often awarded a contract as a subcontractor to a major defense supplier that is engaged in a competitive bidding process as prime contractor for a major weapons procurement program, our revenues depend significantly on the success of the prime contractors with which we align ourselves.
Commercial sales of our guidance and stabilization products are unpredictable.
Fluctuating commercial sales of our guidance and stabilization products are making it more difficult to predict our future revenues. We have been marketing our guidance and stabilization products, particularly our FOG products and systems, to original equipment manufacturers for incorporation into commercial products, such as navigation and positioning systems for various applications, including precision mapping, dynamic surveying, autonomous vehicles, train location control and track geometry measurement systems, industrial robotics, and optical stabilization. Because we sell these products to original equipment manufacturers rather than end-users, we have less information about market trends and other developments affecting the buying patterns of end-users and, as a result, may be unable to forecast demand for these products accurately. Sales of FOGs for commercial applications decreased from 2014 to 2015; however, sales can significantly increase or decrease quarter-to-quarter due to our customer mix. Moreover, sales of these products for commercial applications depend on the success of our customers’ products, and any decline in sales of our customers’ products would reduce demand for our products.
Our results of operations could be adversely affected by unseasonably cold weather, prolonged winter conditions, disasters or similar events.

Our marine leisure business is highly seasonal, and seasonality can also impact our commercial marine business. Historically, we have generated the majority of our marine leisure product revenues during the first and second quarters of each year, and these revenues typically decline in the third and fourth quarters of each year, compared to the first two quarters. Temporary suspensions of our airtime services typically increase in the third and fourth quarters of each year as boats are placed out of service during winter months. Our marine leisure business is also significantly affected by the weather. Unseasonably cool weather, prolonged winter conditions, hurricanes, unusual amounts of rain, and natural and other disasters may decrease boating, which could reduce our revenues. Specifically, we may encounter a decrease in new airtime activations as well as an increase in the number of cancellations or temporary suspensions of our airtime service.
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
The TracPhone V-IP series products and our mini-VSAT Broadband service offer a range of benefits to mariners, especially in commercial markets, due to the smaller size antenna and faster, more affordable airtime. We currently offer service in the Americas, Europe, the Middle East, Africa, Asia-Pacific, and Australian and New Zealand waters. In the future, we may need to expand capacity in existing coverage areas to support an expanding subscriber base. If we are unable to reach agreement with third-party satellite providers to support the mini-VSAT Broadband service and its spread spectrum technology or transponder capacity is unavailable should we need to increase our capacity to meet growing demand in a given region, our ability to support vessels and aeronautical applications globally will be at risk and could reduce the attractiveness of our products and services to these customers.
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
We currently have, and will likely continue to have, a substantial amount of indebtedness. Our indebtedness could, among other things, make it more difficult for us to satisfy our debt obligations, require us to use a large portion of our cash flow from operations to repay and service our debt or otherwise create liquidity problems, limit our flexibility to adjust to market conditions, place us at a competitive disadvantage and expose us to interest rate fluctuations. As of December 31, 2015, we had total debt outstanding of $64.7 million, which included $58.9 million in aggregate principal amount of indebtedness outstanding under our term note that matures in 2019.
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
SES, Eutelsat, Sky Perfect-JSAT, Telesat, EchoStar, Intelsat and Star One currently provide the satellite capacity to support the mini-VSAT Broadband service and our TracPhone V-IP series products. Intelsat also currently provides our C-Band satellite coverage. In addition, we have agreements with various teleports and Internet service providers around the globe to support the mini-VSAT Broadband service. We rely on Inmarsat for satellite communications services for our FleetBroadband and FleetOne compatible TracPhone products.

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
We rely upon spread spectrum communications technology developed by ViaSat and transmitted by third-party satellite providers to permit two-way broadband Internet via our TracPhone V-IP series antennas, and any disruption in the availability of this technology could adversely affect sales.
Our mini-VSAT Broadband service relies on spread spectrum technology developed by ViaSat, Inc., for use with satellite capacity controlled by SES, Eutelsat, Sky Perfect-JSAT, Telesat, Echostar, Intelsat and Star One. Our TracPhone two-way broadband satellite terminals combine our stabilized antenna technology with ViaSat’s ArcLight spread spectrum mobile broadband technology, along with ViaSat’s ArcLight spread spectrum modem. The ArcLight technology is also integrated within the satellite hubs that support this service. Sales of the TracPhone V-IP series products and our mini-VSAT Broadband service could be disrupted if we fail to receive approval from regulatory authorities to provide our spread spectrum service in the waters of various countries where our customers operate or if there are issues with the availability of the ArcLight maritime modems. Moreover, over the course of our ten-year agreement with ViaSat, which expires in 2018, satellite communications technology may continue to evolve, which could reduce the relative attractiveness of the technology we currently offer, and our technology may cease to be compatible with changes in satellite service offerings. If we were to seek to, or required to, transition to any new technology, we may encounter technological challenges, increased expenses, customer dissatisfaction, inventory obsolescence, interruptions in supply, disruptions in current relationships or arrangements and unforeseen obstacles, any of which could have a material adverse effect on our mobile satellite business, revenues and profitability.
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
Historically, sales to customers outside the United States have accounted for a significant portion of our net sales, and our acquisitions of Videotel in July 2014 and Headland Media Limited (now known as the KVH Media Group) in May 2013 increased our sales in new foreign markets. We derived 48%, 41%, and 46% of our revenues in 2015, 2014, and 2013, respectively, from sales to customers outside the United States. We have foreign sales offices in Denmark, the United Kingdom, Singapore, Hong Kong, Japan, Norway, and Cyprus, as well as a subsidiary in Brazil that manages local sales. However, aside from these international sales offices, substantially all of our personnel and operations, particularly for our mobile satellite communications equipment business and our guidance and stabilization business, are located in the United States. Our limited operations in foreign countries may impair our ability to compete successfully in international markets and to meet the service and support needs of our customers in countries where we have little to no infrastructure. We are subject to a number of risks associated with our international business activities, which may increase our costs and require significant management attention. Our acquisitions of Videotel and Headland Media Limited (now known as KVH Media Group) have augmented these risks. These risks include:

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
Because of the scope of our foreign sales and foreign operations, we face significant exposure to movements in exchange rates for foreign currencies, particularly the British pound sterling and the euro. During recent months, the U.S. dollar has strengthened against relevant foreign currencies, which decreases our revenues reported in U.S. dollars and decreases the reported value of our assets in foreign countries. However, if the U.S. dollar weakens, our revenues reported in U.S. dollars, as well as the reported value of our assets in foreign countries, would be commensurately higher. Moreover, certain of our products and services are sold internationally in U.S. dollars; as the U.S. dollar strengthens, the relative cost of these products and services to customers located in foreign countries increases, which adversely affects sales. In addition, most of our financial obligations, including payments under our outstanding debt obligations, must be satisfied in U.S. dollars. Our exposures to changes in foreign currency exchange rates may change over time as our business practices evolve and could result in increased costs or reduced revenue and could adversely affect our cash flow. Changes in the relative values of currencies occur regularly and may have a significant impact on our operating results. We cannot predict with any certainty changes in foreign currency exchange rates or the degree to which we can cost-effectively mitigate this exposure.
We could incur additional legal compliance costs associated with our international operations and could become subject to legal penalties if we do not comply with certain regulations.
As a result of our expanding international operations, we are subject to a number of legal requirements, including the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and the customs, export, trade sanctions and anti-boycott laws of the United States, including those administered by the U.S. Customs and Border Protection, the Bureau of Industry and Security, the Department of Commerce, the Department of State, and the Office of Foreign Assets Control of the Treasury Department, as well as those of other nations in which we do business. Compliance with these laws and regulations is complex and involves significant costs. These risks are heightened for acquired businesses that have historically been managed outside the United States, where these laws and regulations may not have applied to the same extent. Our assessment of compliance with these laws and regulations by businesses that we have acquired may not have uncovered instances of non-compliance, and we may face liability for such non-compliance. In addition, our training and compliance programs and our other internal control policies may be insufficient to protect us from acts committed by our employees, agents or third-party contractors. Any violation of these requirements by us or our employees, agents or third-party contractors may subject us to significant criminal and civil liability.
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
We have previously expanded our operations to pursue existing and potential market opportunities, and we are continuing to expand our international operations. For example, we expanded our service offerings through the acquisitions of Videotel and Headland Media Limited (now known as the KVH Media Group) in 2014 and 2013, respectively. This growth has placed a strain on our personnel, management, financial and other resources and has increased our operating expenses. If any portion of our business grows more rapidly than we anticipate and we fail to manage that growth properly, we may incur unnecessary expenses, and the efficiency of our operations may decline. If we are unable to adjust our operating expenses on a timely basis in response to changes in revenue cycles, our results of operations may be harmed. To manage changes in our rate of growth effectively, we must, among other things:

•	match our manufacturing facilities and capacity to demand for our products and services in a timely manner;

•	secure appropriate satellite capacity to match changes in demand for airtime services in a timely manner;

•	successfully attract, train, motivate and manage appropriate numbers of employees for manufacturing, sales, marketing and customer support activities;

•	effectively manage our inventory and working capital;

•	maintain the efficiencies within our operating, administrative, financial and accounting systems; and

•	ensure that our procedures and internal controls are revised and updated to remain appropriate for the size and scale of our business operations.

We identified material weaknesses in our internal control over financial reporting as of December 31, 2014, and the occurrence of these or any other material weaknesses could have a material adverse effect on our ability to report accurate financial information in a timely manner.
As described in “Item 9A. Controls and Procedures,” of our annual report on Form 10-K for the year ended December 31, 2014, our management concluded that we had material weaknesses in our internal control over financial reporting as of December 31, 2014 and therefore did not maintain effective internal control over financial reporting or effective disclosure controls and procedures, both of which are requirements of the Securities Exchange Act of 1934, as of that date. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses related to guidance and stabilization contracts where revenue is recognized on a bill and hold basis, the accounting for income taxes and the accounting for multiple-element lease transactions. Following the identification of the material weaknesses in March 2015, management implemented remediation plans and successfully tested the control remediation as of December 31, 2015.  On that basis, management concluded that the material weaknesses had been remediated as of December 31, 2015.

The remedial measures we took may not be adequate to prevent future misstatements or avoid other control deficiencies or material weaknesses. The effectiveness of our internal control over financial reporting is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the soundness of our systems, the possibility of human error, and the risk of fraud. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and the risk that the degree of compliance with policies or procedures may deteriorate over time. Because of these limitations, there can be no assurance that any system of or internal control over financial reporting will be successful in preventing all errors or fraud or in making all material information known in a timely manner to the appropriate levels of management. As a result, it is possible that our financial statements will not comply with generally accepted accounting principles, will contain a material misstatement or will not be available on a timely basis, any of which could cause investors to lose confidence in us and lead to, among other things, unanticipated legal, accounting and other expenses, delays in filing required financial disclosures, enforcement actions by government authorities, fines, penalties, the delisting of our common stock and liabilities arising from stockholder litigation.

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
From time to time we have faced claims by third parties that our products or technology infringe their patents or other intellectual property rights, and we may face similar claims in the future. As noted in "Item 3. Legal Proceedings," Advanced Media Networks, L.L.C., or AMN, filed suit in the United States District Court for the District of Rhode Island against us for allegedly infringing two of its patents, seeking unspecified monetary damage and other relief. We settled this claim in January 2016 with a payment of cash to AMN. Any claim of infringement could cause us to incur substantial costs defending against or settling the claim, even if the claim is invalid, and could distract the attention of our management. If any of our products are found to violate third-party proprietary rights, we may be required to pay substantial damages. In addition, we may be required to re-engineer our products or obtain licenses from third parties to continue to offer our products. Any efforts to re-engineer our products or obtain licenses on commercially reasonable terms may not be successful, which would prevent us from selling our products, and, in any case, could substantially increase our costs and have a material adverse effect on our business, financial condition and results of operations.
Cybersecurity breaches could disrupt our operations, expose us to liability, damage our reputation, and require us to incur significant costs or otherwise adversely affect our financial results.
We are highly dependent on information technology networks and systems, including the Internet, to securely process, transmit and store electronic information, including personal information of our customers. We also retain sensitive data, including intellectual property, proprietary business information, personally identifiable information, credit card information, and usage data of our employees and customers on our computer networks. Although we take certain protective measures and endeavor to modify them as we believe circumstances warrant, invasive technologies and techniques continue to evolve rapidly, and our computer systems, software and networks are vulnerable to disruption, shutdown, unauthorized access, misuse, erasure, alteration, employee error, phishing, computer viruses or other malicious code, and other events that could have a security impact. Any security breach may compromise information stored on our networks and may result in significant data losses or theft of our, our customers', our business partners' or our employees' sensitive information. We may be required to expend substantial additional resources to augment our efforts to address potential cybersecurity risks, which could adversely affect our results of operations.
If any of these events were to occur, they could disrupt our operations, distract our management, cause us to lose existing customers and fail to attract new customers, as well as subject us to regulatory actions, litigation, fines, damage to our reputation or competitive position, or orders or decrees requiring us to modify our business practices, any of which could have a material adverse effect on our financial position, results of operations or cash flows.
In addition, the interpretation and application of consumer and data protection laws in the United States, Europe and elsewhere are often uncertain, contradictory and in flux. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our data practices. If so, this could result in government-imposed fines or orders requiring that we change our data practices, which could have an adverse effect on our business. Complying with these various laws could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business.

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

A large portion of our expenses, including expenses for network infrastructure, facilities, equipment, and personnel, are relatively fixed. Accordingly, if our net sales decline or do not grow as much or as quickly as we anticipate, we might be unable to maintain or improve our operating margins. Any failure to achieve anticipated net sales could therefore significantly harm our operating results for a particular fiscal period.

The market price of our common stock may be volatile.

Our stock price has historically been volatile. During the period from January 1, 2013 to December 31, 2015, the trading price of our common stock ranged from $8.83 to $15.79. Many factors may cause the market price of our common stock to fluctuate, including:

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

In addition, the stock market can experience extreme price and volume fluctuations. Major stock market indices experienced dramatic declines in 2008, in the first quarter of 2009 and in January 2016. These fluctuations are often unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the market price of our common stock. When the market price of a company’s stock drops significantly, stockholders often institute securities litigation against that company. Any such litigation could cause us to incur significant expenses defending against the claim, divert the time and attention of our management and result in significant damages.
We may have exposure to additional tax liabilities, which could negatively impact our income tax expense, net income and cash flow.
We are subject to income taxes and other taxes in both the U.S. and the foreign jurisdictions in which we currently operate. The determination of our worldwide provision for income taxes and current and deferred tax assets and liabilities requires judgment and estimation. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. We are subject to regular review and audit by both domestic and foreign tax authorities and to the prospective and retrospective effects of changing tax regulations and legislation. Although we believe our tax estimates are reasonable, the ultimate tax outcome may materially differ from the tax amounts recorded in our consolidated financial statements and may materially affect our income tax benefit or expense, net loss or income, and cash flows in the period in which such determination is made. As of December 31, 2015, we had liabilities for uncertain tax positions of $1.5 million, the majority of which relates to uncertain tax positions held on Videotel’s balance sheet as of the acquisition date.
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
Compliance with conflict minerals disclosure rules may further increase our costs and adversely affect our results of operations.
We are subject to the SEC's disclosure requirements for public companies that manufacture, or contract to manufacture, products for which certain minerals and their derivatives, namely tin, tantalum, tungsten and gold, known as “conflict minerals,” are necessary to the functionality or production of those products. These regulations require us to determine which of our products contain conflict minerals and, if so, to perform an extensive inquiry into our supply chain in an effort to determine whether or not such conflict minerals originate from the Democratic Republic of Congo, or DRC, or an adjoining country. The European Union is considering the adoption of conflict minerals disclosure requirements, which may apply to us and may be more extensive than those adopted by the SEC. We may incur increased costs to comply with these disclosure requirements, including costs related to determining the source of any of the relevant minerals used in our products, which would adversely affect our results of operations. Because our supply chain is complex, the country of origin inquiry and due diligence procedures that we implement may not enable us to ascertain the origins of any conflict minerals that we use or determine that these minerals did not originate from the DRC or an adjoining country, which may harm our reputation with customers, investors, non-governmental organizations or others and lead to a decline in our stock price. In the conflict minerals report that we filed in 2015, we concluded that the origins of the relevant conflict minerals we used in 2014 were “DRC conflict undeterminable,” as a result of which we were not required to obtain an independent private sector audit of our conflict minerals report. The temporary rules permitting issuers to report that the origins of the conflict minerals they use are “DRC conflict undeterminable” have expired; however, as a result of pending litigation, the requirement to obtain an independent private sector audit is subject to a temporary stay unless an issuer wishes to report that its products are "DRC conflict-free." It is possible that the stay could be lifted, in which case we expect that the expenses of preparing our conflict minerals report and obtaining any necessary private sector audit will increase. We may also face difficulties in satisfying customers who may require that our products be certified as DRC conflict-free, which could harm our relationships with these customers and lead to a loss of revenue. These requirements could also have the effect of limiting the pool of suppliers from which we source these minerals, and we may be unable to obtain conflict-free minerals at competitive prices, which could increase our costs and adversely affect our manufacturing operations and our profitability.
Our charter and by-laws and Delaware law may deter takeovers.
Our certificate of incorporation, by-laws and Delaware law contain provisions that could have an anti-takeover effect and discourage, delay or prevent a change in control or an acquisition that many stockholders may find attractive. These provisions may also discourage proxy contests and make it more difficult for our stockholders to take some corporate actions, including the election of directors. These provisions relate to:

•	the ability of our Board of Directors to issue preferred stock, and determine its terms, without a stockholder vote;

•	the classification of our Board of Directors, which effectively prevents stockholders from electing a majority of the directors at any one annual meeting of stockholders;

•	the limitation that directors may be removed only for cause by the affirmative vote of the holders of two-thirds of our shares of capital stock entitled to vote;

•	the prohibition against stockholder actions by written consent;

•	the inability of stockholders to call a special meeting of stockholders; and

•	advance notice requirements for stockholder proposals and director nominations.

ITEM 1B.	Unresolved Staff Comments
None.

ITEM 2.	Properties
The following table provides information about our principal facilities as of December 31, 2015.

Location	Type	Principal Uses	Approximate Square Footage	Ownership	Lease Expiration
Middletown, Rhode Island	Office	Corporate headquarters, research and development, sales and service, marketing and administration	75,000	Owned	—
Middletown, Rhode Island	Plant and warehouse	Manufacturing and warehousing (mobile communications products)	75,300	Owned	—
Tinley Park, Illinois	Plant and warehouse	Manufacturing, warehousing, research and development (guidance and stabilization products)	101,000	Owned	—
Horten, Norway	Office	Research and development, sales, marketing and support	4,400	Leased	December 2018
Singapore	Office	Asian headquarters and sales office	2,000	Leased	April 2016
Kokkedal, Denmark	Office and warehouse	European headquarters, sales, marketing and support	11,000	Leased	3 month notice
Leeds, UK	Office	Audio/video production, sales and support	2,700	Leased	April 2018
Liverpool, UK	Office	Maritime sales, news production, marketing and support	4,692	Leased	June 2023
London, UK	Office	Sales, production, dispatch, and general office	7,309	Leased	August 2019
Leeds, UK	Media Lab	Audio/video production, Media distribution, sales and administration	6,236	Leased	January 2020
Manila, Philippines	Office	News production, inside sales, support	1,000	Leased	month to month

ITEM 3.	Legal Proceedings
From time to time, we are involved in litigation incidental to the conduct of our business. In the ordinary course of business, we are a party to inquiries, legal proceedings and claims including, from time to time, disagreements with vendors and customers.
Advanced Media Networks, L.L.C., or AMN, filed suit in the United States District Court for the District of Rhode Island against us for allegedly infringing two of its patents, seeking unspecified monetary damages and other relief. We settled this claim in January 2016 with a payment of cash to AMN.

ITEM 4.	Mine Safety Disclosures

Not applicable.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information. Our common stock trades on the NASDAQ Global Select Market under the symbol “KVHI.” The following table provides, for the periods indicated, the high and low sale prices for our common stock as reported on the NASDAQ Global Select Market.

	High	Low
Year Ended December 31, 2015:
First quarter	$15.18	$11.62
Second quarter	15.79	11.14
Third quarter	13.99	9.22
Fourth quarter	10.64	8.83
Year Ended December 31, 2014:
First quarter	$14.42	$12.35
Second quarter	13.79	12.70
Third quarter	14.25	11.28
Fourth quarter	13.44	10.87
Stockholders. As of March 11, 2016, we had 80 holders of record of our common stock. This number does not include stockholders for whom shares were held in a nominee or “street” name.
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
Issuer Purchases of Equity Securities. On November 26, 2008, our Board of Directors authorized a program to repurchase up to one million shares of our common stock. The repurchase program is funded using our existing cash, cash equivalents, marketable securities, and future cash flows. Under the repurchase program, at management’s discretion, we may repurchase shares on the open market from time to time, in privately negotiated transactions or block transactions, or through an accelerated repurchase agreement. The timing of such repurchases depends on availability of shares, price, market conditions, alternative uses of capital, and applicable regulatory requirements. The program may be modified, suspended, or terminated at any time without prior notice. The repurchase program has no expiration date. There were no other repurchase programs outstanding during the year ended December 31, 2015, and no repurchase programs expired during the period.
We did not repurchase any shares of our common stock in open market transactions during the years ended December 31, 2015, 2014, and 2013.
During the year ended December 31, 2015, 26,664 vested restricted shares were surrendered in satisfaction of tax withholding obligations at an average price of $12.91 per share.

STOCK PERFORMANCE GRAPH
The following graph compares the performance of our cumulative stockholder return with that of the NASDAQ Composite Index, a broad equity market index, and the NASDAQ Telecommunications Index, a published industry index. The cumulative stockholder returns for shares of our common stock and for the market indices are calculated assuming $100 was invested on December 31, 2010. We paid no cash dividends during the periods shown. The performance of the market indices is shown on a total return (dividends reinvested) basis. Measurement points are the last trading days of the years ended December 2011, 2012, 2013, 2014, and 2015.

	2010	2011	2012	2013	2014	2015
KVH Industries, Inc.	$100	$65	$117	$109	$106	$79
NASDAQ Composite	100	98	114	157	179	189
NASDAQ Telecommunications	100	87	89	111	120	111

ITEM 6.	Selected Financial Data
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

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Sales:
Product	$76,213	$81,143	$90,295	$90,677	$85,136
Service	108,421	91,448	71,993	46,435	27,400
Net sales	184,634	172,591	162,288	137,112	112,536
Costs and expenses:
Costs of product sales	47,404	48,843	51,518	51,775	46,598
Costs of service sales	54,816	50,301	45,058	30,363	20,970
Research and development	14,039	14,101	12,987	12,147	11,548
Sales, marketing and support	35,714	32,976	28,792	24,069	23,473
General and administrative	29,453	24,448	17,764	12,188	10,555
Total costs and expenses	181,426	170,669	156,119	130,542	113,144
Income (loss) from operations	3,208	1,922	6,169	6,570	(608)
Interest income	546	738	657	510	297
Interest expense	1,460	1,296	637	323	223
Other income (expense), net	372	(39)	494	86	910
Income before income taxes	2,666	1,325	6,683	6,843	376
Income tax expense (benefit)	413	1,284	2,150	3,263	(484)
Net income	$2,253	$41	$4,533	$3,580	$860
Per share information:
Net income per common share, basic	$0.14	$0.00	$0.30	$0.24	$0.06
Net income per common share, diluted	$0.14	$0.00	$0.30	$0.24	$0.06
Number of shares used in per share calculation:
Basic	15,625	15,420	15,144	14,777	14,768
Diluted	15,834	15,605	15,341	15,019	15,072

	December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents, and marketable securities	$45,338	$49,802	$55,744	$38,285	$30,570
Working capital	71,534	65,200	78,933	65,242	59,778
Total assets	226,277	235,837	183,849	137,568	128,556
Line of credit	—	—	30,000	7,000	9,000
Long-term debt, excluding current portion	58,054	64,687	7,094	3,414	3,553
Other long-term obligations	1,391	1,459	204	140	135
Total stockholders’ equity	118,176	116,540	116,467	105,704	96,668

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Overview
We design, develop, manufacture and market mobile communications products and services for the marine and land mobile markets, and navigation, guidance and stabilization products for commercial and defense markets.
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
Our mobile communications service sales include sales earned from satellite voice and Internet airtime services, engineering services provided under development contracts, sales from product repairs, and extended warranty sales. Our mobile communications services sales also include our distribution of entertainment, including news, sports, music, and movies, to commercial and leisure customers in the maritime, hotel, and retail markets through KVH Media Group (acquired as Headland Media Limited), the media and entertainment service company that we acquired on May 11, 2013, and the distribution of training films and eLearning computer-based training courses to commercial customers in the maritime market through Super Dragon Limited and Videotel Marine Asia Limited (together referred to as Videotel), a maritime training services company that we acquired on July 2, 2014. We typically recognize revenue from media content sales ratably over the period of the service contract. We provide, for monthly fixed and usage fees, satellite connectivity services for broadband Internet, data and Voice over Internet Protocol (VoIP) service to our TracPhone V-series customers. We also earn monthly usage fees for third-party satellite connectivity for voice, data and Internet services to our Inmarsat and Iridium customers who choose to activate their subscriptions with us. Our service sales have grown as a percentage of total revenue from 44% of our net sales in 2013 to 53% in 2014 to 59% in 2015, a portion of which is attributable to our acquisition of the KVH Media Group business in May 2013 and Videotel in July 2014. The majority of Videotel’s services are invoiced in pounds sterling, which increases our exposure to fluctuations in exchange rates.
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
Our guidance and stabilization service sales include engineering services provided under development contracts, product repairs and extended warranty sales.  In October 2014, we entered into a $19.0 million TACNAV product and services contract with an international military customer. This contract includes program management and engineering services expected to be delivered through 2017 and hardware shipments that were partially fulfilled in 2015 with the remainder expected to be fulfilled in 2016 as well as out-year support services to be provided as part of this order. Our guidance and stabilization sales in 2015 and 2014 included $9.6 million and $1.1 million, respectively, related to this order. In 2012, we were awarded the largest contract in the history of our company by the Saudi Arabian National Guard (SANG).  We completed the delivery of TACNAV product shipments under the original $35.6 million SANG contract in the second quarter of 2013, and we completed the services portion of the original SANG contract in the third quarter of 2014. In May 2014, we entered into a contract modification to the original order for an additional $5.2 million for TACNAV products and services. All additional TACNAV products related to the contract modification were shipped in the second quarter of 2014, and we completed the services portion of the contract modification in the third quarter of 2014.
We generate sales primarily from the sale of our mobile communications systems and services and our guidance and stabilization products and services. The following table provides, for the periods indicated, our sales by industry category:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Mobile communications	$145,444	$129,920	$108,151
Guidance and stabilization	39,190	42,671	54,137
Net sales	$184,634	$172,591	$162,288

Net sales to SANG accounted for less than 10% of our net sales in 2015 and 2014 and 12% of our net sales in 2013. The decrease in net sales to SANG from 2013 to 2014 was primarily driven by the timing of deliverables in fulfillment of the 2012 SANG contract described above. The terms and conditions of these sales to SANG were consistent with our standard terms and conditions of product sales as discussed in Note 1 of our consolidated financial statements. There were no receivables outstanding related to the SANG contract as of December 31, 2015. No other customer accounted for more than 10% of our net sales for each of the years ended December 31, 2015, 2014, and 2013.
We have historically derived a substantial portion of our revenue from sales to customers located outside the United States and Canada. The following table provides, for the periods indicated, sales to specified geographic regions:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Originating from the Americas locations
United States	$95,211	$99,477	$86,621
Canada	19,153	14,521	14,272
Europe	4,840	4,833	7,876
Other	12,434	15,107	28,610
Total Americas	131,638	133,938	137,379
Originating from European and Asian locations
United States	1,598	1,527	1,099
Canada	84	66	39
Europe	23,135	21,698	18,571
Other	28,179	15,362	5,200
Total Europe and Asia	52,996	38,653	24,909
Net sales	$184,634	$172,591	$162,288
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

	Year ended December 31,
	2015	2014	2013
	(in thousands)
Research and development expense presented on the statement of operations	$14,039	$14,101	$12,987
Costs of customer-funded research and development included in costs of service sales	1,546	2,633	2,387
Total consolidated statements of operations expenditures on research and development activities	$15,585	$16,734	$15,374

Results of Operations
The following table provides, for the periods indicated, certain financial data expressed as a percentage of net sales:

	Year Ended December 31,
	2015	2014	2013
Sales:
Product	41.3%	47.0%	55.6%
Service	58.7	53.0	44.4
Net sales	100.0	100.0	100.0
Costs and expenses:
Costs of product sales	25.7	28.3	31.7
Costs of service sales	29.6	29.1	27.8
Research and development	7.6	8.2	8.0
Sales, marketing and support	19.3	19.1	17.7
General and administrative	16.0	14.2	11.0
Total costs and expenses	98.2	98.9	96.2
Income from operations	1.8	1.1	3.8
Interest income	0.3	0.4	0.3
Interest expense	0.7	0.8	0.4
Other income, net	0.2	—	0.3
Income before income taxes	1.6	0.7	4.0
Income tax expense	0.2	0.7	1.3
Net income	1.4%	—%	2.7%
Years ended December 31, 2015 and 2014
Net Sales
Product sales decreased $4.9 million, or 6%, to $76.2 million in 2015 from $81.1 million in 2014. The decrease was primarily due to a decrease in sales of our guidance and stabilization products of $5.2 million, or 14%, from $38.2 million in 2014 to $33.0 million in 2015. Specifically, sales of our TACNAV products decreased $3.6 million, or 20%, primarily as a result of the timing of our customer contracts. Also contributing to the overall decrease was a decrease in sales of our FOG products of $1.6 million, or 8%, primarily a result of decreased shipments for commercial applications.
Although we expect that TACNAV product sales will increase in 2016 compared to 2015 based on our backlog, we expect that the majority of sales will be weighted towards the end of 2016. Sales of TACNAV products on a quarter-to-quarter basis will continue to be very uneven. We expect to see modest growth in our FOG products in 2016 as our FOG products become incorporated into more commercial programs.
Mobile communications product sales increased $0.3 million, or 1%, to $43.2 million in 2015 from $42.9 million in 2014. The increase was primarily due to increases in sales of our marine mobile communications products of $0.4 million, or 1%, and sales of our land mobile communications products of $0.4 million, or 11%, partially offset by a $0.5 million, or 3%, decrease in shipments of our TracPhone mini-VSAT products.
Mobile communications product sales in 2015 made by our North and South American operations increased $0.8 million, or 3%, while mobile communications product sales made by our European and Asian subsidiaries decreased by $0.6 million, or 4%, compared to 2014.
In 2015, we saw a sharp decline in mini-VSAT product sales to customers with vessels that serve the oil and gas supply market. We expect that if oil prices remain at the current depressed levels, there will not be any improvement in this market sector in 2016. Although we also remain cautious about the prospects for our marine leisure sales, specifically in Europe, as a result of ongoing challenges in the global economy, we do expect to see a year-over-year improvement.
Service sales for 2015 increased $17.0 million, or 19%, to $108.4 million from $91.4 million for 2014. The primary reasons for the increase were a $12.8 million increase in new service e-Learning and maritime safety training sales arising from our acquisition of Videotel in July 2014 and a $4.0 million increase in airtime sales for our mini-VSAT Broadband service.

Partially offsetting these increases was a $0.8 million decrease in contracted engineering services primarily from decreased installation and program management services provided in connection with the SANG contract as well as a $0.5 million decrease in Inmarsat service sales.
We expect that our mini-VSAT services sales will continue to grow year-over-year, primarily from an overall increase in our mini-VSAT Broadband customer base. We also expect to see value-added service sales such as IP-MobileCast increase year-over-year as we sell to both new and existing customers. We do not expect to see any meaningful increase in contracted engineering services year-over-year.

Costs of Sales
Our costs of product sales consist primarily of materials, manufacturing overhead, and direct labor used to produce our products. For 2015, costs of product sales decreased by $1.4 million, or 3%, to $47.4 million from $48.8 million in 2014. The primary reason for the decrease was the decrease in sales of our TACNAV products discussed above.
Our costs of service sales consist primarily of satellite service capacity, depreciation, service network overhead expense associated with our mini-VSAT Broadband network infrastructure, direct network service labor, engineering, and related direct costs associated with customer-funded research and development, media materials and distribution costs, service repair material, Inmarsat service costs, and product installation costs. Costs of service sales increased by $4.5 million, or 9%, to $54.8 million in 2015 from $50.3 million in 2014. The primary reasons for the increase were a $2.6 million increase in new e-Learning maritime safety media cost of service sales resulting from the Videotel acquisition in July 2014, a $2.4 million increase in airtime cost of service sales for our mini-VSAT Broadband service, and $0.4 million increase in our other media and entertainment services. Partially offsetting these increases was a $1.1 million decrease in engineering services costs of sales due primarily to a decrease in the services provided in connection with the SANG contract as discussed above and a $0.3 million decrease in Inmarsat costs of service.
Gross margin from product sales for 2015 decreased to 38% as compared to 40% for 2014. The decrease in our gross margin from product sales was primarily due to a decrease in sales of our TACNAV product sales as discussed above, which generally have a higher margin than our mobile communication products.
Gross margin from service sales in 2015 increased to 49% as compared to 45% in 2014. The increase in our gross margin from service sales was primarily attributable to the service gross margin contributed by our new Videotel business. To a lesser extent, an increase in gross margin from contracted engineering services also contributed to the service gross margin increase.
We expect our overall service gross margins to show modest growth in 2016. We also anticipate that we will achieve a favorable year-over-year increase in our mini-VSAT Broadband service margins as more customers adopt our new mini-VSAT Broadband 2.0 rate plans which provide customers with faster speeds with data caps. The higher service margins are expected to be achieved by adding additional capacity at a slower pace than in previous years.
Operating Expenses
Research and development expense consists of direct labor, materials, external consultants, and related overhead costs that support our internally funded product development and product sustaining engineering activities. Research and development expense for 2015 decreased by $0.1 million, or 1%, to $14.0 million from $14.1 million in 2014. The primary reasons for the increase in expense in 2015 were a $1.1 million increase in U.S.-based employee compensation for research and development personnel, offset by a $0.7 million decrease in external consulting expenses and a $0.6 million decrease in expensed materials related to 2014 development efforts for our marine TV product line. As a percentage of net sales, research and development expense was 8% in both 2015 and 2014.
We expect that research and development expense will increase modestly year-over-year as we do not expect any significant customer-funded projects. As a percentage of revenues, we do not anticipate any increase in research and development expense.
Sales, marketing and support expense consists primarily of salaries and related expenses for sales and marketing personnel, commissions for both in-house and third-party representatives, other sales and marketing support costs such as advertising, literature and promotional materials, product service personnel and support costs, warranty-related costs and bad debt expense. Sales, marketing and support expense also includes the entire operating expenses of our subsidiaries in Denmark, Singapore, Brazil, and Japan. Sales, marketing and support expense for 2015 increased by $2.7 million, or 8%, to $35.7 million from $33.0 million for 2014. The primary reasons for the increase in 2015 was a $2.6 million increase in sales, marketing, and support expense related to our new Videotel business, a $0.7 million increase from our KVH Media business, and a $0.4 million increase in U.S.-based employee compensation. Offsetting this increase was a $1.2 million decrease in external commissions. As a percentage of net sales, sales, marketing and support expense was 19% for both 2015 and 2014.

We expect that our sales, marketing, and support expense will increase modestly year-over-year primarily driven by increased personnel costs.
General and administrative expense consists of costs attributable to management, finance and accounting, information technology, human resources, certain outside professional services, and other administrative costs. General and administrative expense for 2015 increased by $5.1 million, or 21%, to $29.5 million from $24.4 million for 2014. The primary reasons for the increase in 2015 expense were a $5.4 million increase in expense from our new Videotel business, a $0.6 million increase in U.S.-based employee compensation, and a $0.6 million increase in outside consulting and audit-related fees. Partially offsetting this increase was a $1.2 million decrease in Videotel transaction-related expenses. As a percentage of net sales, general and administrative expense for 2015 was 16% as compared to 14% for 2014.
We expect general and administrative expenses to increase modestly year-over-year in 2016, primarily driven by increased personnel costs.
Interest and Other Expense (Income), Net
Interest income decreased $0.2 million, or 29%, to $0.5 million for 2015 from $0.7 million for 2014. Interest expense for 2015 increased by $0.2 million, or 15%, to $1.5 million from $1.3 million for 2014. The primary reason for the increase was borrowings under our new senior credit facility executed in July 2014 to finance the purchase of Videotel in July 2014. Other income, net for 2015 increased by $0.4 million to other income, net of $0.4 million from other expense, net of less than $0.1 million for 2014. The primary reason for the increase in other income, net was foreign currency exchange gains primarily associated with our UK and Hong Kong operations.
Income Tax Expense
Income tax expense for 2015 was $0.4 million as compared to income tax expense of $1.3 million for 2014. The decrease in income tax expense is primarily due to discrete tax benefits in 2015, partially offset by a $1.4 million increase in pretax income.
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

Costs of Sales

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

Operating Expenses
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
We accounted for our $35.6 million contract received in June 2012 from SANG to purchase TACNAV defense products and services as a multiple-element arrangement. The total contract value associated with TACNAV defense products was $21.2 million, for which the final shipments were completed in the second quarter of 2013. The total contract value associated with all services was $14.4 million, and such services were completed in the third quarter of 2014. In October 2014, we entered into a $19.0 million TACNAV product and services contract with an international military customer. This contract includes program management and engineering services expected to be delivered through 2017 and hardware shipments that were partially fulfilled in 2015 with the remainder expected to be fulfilled in 2016, as well as out-year support services. The revenue for these services is recognized using the proportional performance accounting method. Total revenue recognized in 2015 and 2014 related to this order was $9.6 million and $1.1 million, respectively.

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
Accounts Receivable Allowance
Our estimate of allowance for doubtful accounts related to trade receivables is primarily based on specific and historical criteria. We evaluate specific accounts where we have information that the customer may have an inability to meet its financial obligations. We make judgments, based on facts and circumstances, regarding the need to record a specific reserve for that customer against amounts owed to reduce the receivable to the amount that we expect to collect. We also provide for a reserve based on an aging analysis of our accounts receivable. We evaluate these reserves on a monthly basis and adjust them as we receive additional information that impacts the amount reserved. If circumstances change, we could change our estimates of the recoverability of amounts owed to us by a material amount. For example, our bad debt expense increased $0.5 million in 2015 from 2014, driven by bad debt expense associated with airtime sales for our mini-VSAT Broadband service.
We wrote off $0.5 million, $0.6 million, and $0.5 million of our accounts receivable in 2015, 2014, and 2013, respectively. These write-offs were driven largely by the financial deterioration of several airtime and lease customers as well as several mobile communications product distributors. The current economic downturn could continue to adversely impact the financial condition of our customers, which could result in additional write-offs and increases in our allowance for doubtful accounts and have a negative impact on our results of operations.
Inventories
Inventory is valued at the lower of cost or market. We generally must order components for our products and build inventory in advance of product shipments. We regularly review current quantities on hand, actual and projected sales volumes and anticipated selling prices on products and write down, as appropriate, slow-moving and/or obsolete inventory to its net realizable value. In 2015, 2014, and 2013, we wrote off $0.3 million, $0.2 million, and $0.1 million, respectively, of fully reserved inventory. However, if we overestimate projected sales or anticipated selling prices, our inventory might be overstocked or overvalued, and we would have to reduce our inventory valuation accordingly.
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

Management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against our deferred tax assets. The valuation allowance is based on our estimates of future taxable income and the period over which we expect the deferred tax assets to be recovered. Our assessment of future taxable income is based on historical experience and current and anticipated market and economic conditions and trends. In the event that actual results differ from these estimates or we adjust our estimates in the future, we may need to adjust our valuation allowance, which could materially impact our consolidated financial position and results of operations. At December 31, 2015, we had valuation allowances of $4.7 million to offset gross deferred tax assets of $12.2 million.
Warranty Provision
We typically offer standard limited warranties that range from one to two years and vary by product. We provide for the estimated cost of product warranties at the time product revenue is recognized. Factors that affect our warranty reserves include the number of units sold, historical and anticipated rates of warranty repairs and the cost per repair. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers, our estimated warranty obligation is affected by ongoing product failure rates, specific product class failures outside our baseline experience, material usage and service delivery costs incurred in correcting a product failure. If actual product failure rates, material usage or service delivery costs differ from our estimates, revisions to the estimated warranty liability would be required. For example, our warranty expense decreased $0.6 million in 2015 from 2014, driven primarily by lower warranty expense associated with our mini-VSAT products.
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

Considerable judgment is required to estimate discounted future operating cash flows. Judgment is also required in determining whether an event has occurred that may impair the value of goodwill or identifiable intangible or other long-lived assets. Factors that could indicate an impairment may exist include significant underperformance relative to plan or long-term projections, changes in business strategy, significant negative industry or economic trends, a significant change in circumstances relative to a large customer, a significant decline in our stock price for a sustained period and a decline in our market capitalization to below net book value. We must make assumptions about future cash flows, future operating plans, discount rates and other factors in our models and valuation reports. To the extent these future projections and estimates change, the estimated amounts of impairment could differ from current estimates. Our annual testing for impairment of goodwill is completed as of August 31 of each year. As of August 31, 2015, we performed our annual impairment test for goodwill at the reporting unit level and, after conducting the first step, determined that it was not necessary to conduct the second step as we concluded that the fair value of our reporting units exceeded their carrying value. Accordingly, we determined no adjustment to goodwill was necessary. There were no indicators of potential goodwill, intangible asset, or other long-lived asset impairment noted as of December 31, 2015. As of December 31, 2015, we have goodwill of $36.7 million and intangible assets of $26.8 million, which are associated with the purchase of Virtek Communication in September 2010, Headland Media Limited (KVH Media Group) in May 2013, and Videotel in July 2014.
Contingencies
We are subject to ongoing business risks arising in the ordinary course of business. See Item 3. Legal Proceedings, for more information regarding litigation matters. An estimated loss contingency is accrued when it is probable that a liability has been incurred or an asset has been impaired and the amount of loss can be reasonably estimated. We regularly evaluate current information available to determine whether such amounts should be adjusted and record changes in estimates in the period they become known. We reserve for legal contingencies and legal fees when the amounts are probable and reasonably estimable. At December 31, 2015, we had settled a legal claim for a cash payment by us. The cash payment was included in accrued other in our consolidated balance sheet at December 31, 2015. The cash payment was made in January 2016.
Liquidity and Capital Resources
We have historically funded our operations primarily from cash flows from operations, bank financings, proceeds received from exercises of stock options, and net proceeds from public and private equity offerings. As of December 31, 2015, we had $45.3 million in cash, cash equivalents, and marketable securities, of which $8.1 million in cash equivalents were held in local currencies by our foreign subsidiaries. There were no marketable securities held by our foreign subsidiaries as of December 31, 2015. As of December 31, 2015, we had $71.5 million in working capital.

Operating Activities
Net cash provided by operations for 2015 was $8.4 million as compared to net cash provided by operations of $10.4 million for 2014. The $2.0 million decrease is primarily due to a $5.1 million increase in cash outflows related to accounts payable, a $4.6 million increase in cash outflows related to inventory, a $3.3 million increase in cash outflows related to deferred revenue, and a $2.7 million increase in cash outflows related to prepaid expenses and other current assets. Partially offsetting the increase in cash outflows were a $4.2 million net increase in non-cash items, $4.0 million increase in cash inflows related to accrued expenses, $2.4 million decrease in cash outflows related to accounts receivable, and a $2.2 million increase in net income.
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
Investing Activities
Net cash used in investing activities for 2015 was $3.8 million as compared to net cash used in investing activities of $26.7 million for 2014. The $22.9 million decrease in cash outflows is primarily due to the net cash paid for the acquisition of Videotel of $43.5 million in 2014, which was partially offset by a $20.0 million decrease in outflows related to our net investment in marketable securities in 2015. Capital expenditures also increased by $0.6 million from 2014 to 2015.

Net cash used in investing activities for 2014 was $26.7 million as compared to net cash used in investing activities of $44.7 million for 2013. The $18.1 million decrease in cash outflows is primarily due to the net cash paid for the acquisition of Videotel of $43.5 million in 2014 and an increase in capital expenditures of $0.4 million. Partially offsetting the increase in cash outflows is a $39.0 million decrease in our net investment in marketable securities. In 2013, we used $22.9 million to acquire Headland Media Limited (now known as the KVH Media Group).
Financing Activities
Net cash used in financing activities for 2015 was $6.3 million as compared to net cash provided by financing activities of $32.7 million for 2014. The $39.0 million increase in cash used in financing activities is primarily due to the fact that, in 2014, we received proceeds from borrowings on a term note, net of payments, in the amount of $63.8 million in 2014. These proceeds were offset in 2014 by a $30.0 million repayment of borrowings under a line of credit in connection with the debt restructuring we undertook in connection with the acquisition of Videotel. The increase in cash used in financing activities also resulted from a $3.7 million increase in repayments of term note borrowings and a $0.3 million decrease in proceeds from exercises of stock options and purchases under our employee stock purchase plan.
Net cash provided by financing activities for 2014 was $32.7 million as compared to net cash provided by financing activities of $29.3 million for 2013. The $3.4 million increase in cash provided by financing activities is primarily due to the net proceeds from borrowings on a term note, net of payments, in the amount of $63.8 million in 2014. These proceeds were offset by a $30.0 million repayment of borrowings under a line of credit in connection with the debt restructuring we undertook in connection with the acquisition of Videotel, as well as a $1.7 million decrease in proceeds from exercises of stock options and purchases under our employee stock purchase plan and $1.3 million in repayments of long-term debt. In 2013, we received $23.0 million in proceeds from line of credit borrowings, which we used to finance the majority of the acquisition cost of Headland Media Limited (now known as the KVH Media Group) in May 2013, and $5.8 million from borrowings on long-term debt associated with the equipment security notes that we entered into in January and December 2013.
Borrowing Arrangements
Principal Credit Facility
As of December 31, 2015, there was $58.9 million in aggregate principal amount outstanding under our principal credit facility. On July 1, 2014, we entered into a five-year senior credit agreement with Bank of America, N.A., as administrative agent, and the lenders named from time to time as parties thereto, for an aggregate amount of up to $80.0 million, including a revolving credit facility of up to $15.0 million and a term loan of $65.0 million to be used for general corporate purposes, including both the refinancing of the $30.0 million of indebtedness then outstanding under our former credit facility and permitted acquisitions. We also entered into a security agreement with respect to our grant of a security interest in substantially all of our assets in order to secure our obligations under the credit agreement and the related notes and pledge agreements with respect to our grant of a security interest in 65% of the capital stock of each of KVH Industries A/S and KVH Industries U.K. Limited held by us in order to secure our obligations under the credit agreement and the notes. We amended the credit agreement in June 2015 to modify the circumstances under which certain changes in our Board of Directors would constitute a change of control. We further amended the credit agreement in September 2015 to modify the Maximum Consolidated Leverage Ratio as of September 30, 2015, as described below.
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
Borrowings under the revolver are subject to the satisfaction of numerous conditions precedent at the time of each borrowing, including the continued accuracy of our representations and warranties and the absence of any default under the credit agreement. As of December 31, 2015, there were no borrowings outstanding under the revolver.
The credit agreement contains two financial covenants, a Maximum Consolidated Leverage Ratio and a Minimum Consolidated Fixed Charge Coverage Ratio, each as defined in the credit agreement. In September 2015, the Maximum Consolidated Leverage Ratio was increased from 1.00:1.00 to 1.75:1.00 for September 30, 2015, 1.50:1.00 for December 31, 2015, and 1.25:1.00 for March 31, 2016 and each fiscal quarter thereafter. The Minimum Consolidated Fixed Charge Coverage Ratio may not be less than 1.25:1.00. We were in compliance with these financial ratio debt covenants as of December 31, 2015.
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
Mortgage Loan
On April 6, 2009, we entered into a mortgage loan in the amount of $4.0 million related to our headquarters facility in Middletown, Rhode Island. On June 9, 2011, we entered into an amendment to the mortgage loan. The loan term is ten years, with a principal amortization of 20 years, and the interest rate will be a rate per year adjusted periodically based on a defined interest period equal to the BBA LIBOR Rate plus 2.00 percentage points. Land, building and improvements with an approximate carrying value of approximately $5.0 million as of December 31, 2015 secure the mortgage loan. The monthly mortgage payment is approximately $12,000, plus interest and increases in increments of $1,000 each year throughout the life of the mortgage. Due to the difference in the term of the loan and amortization of the principal, a balloon payment of $2.6 million is due on April 1, 2019. The loan contains one financial covenant, a Fixed Charge Coverage Ratio, which applies in the event that our consolidated cash, cash equivalents, and marketable securities balance falls below $25.0 million at any time. As our consolidated cash, cash equivalents, and marketable securities balance was above $25.0 million throughout 2015, the Fixed Charge Coverage Ratio did not apply. Under the mortgage loan we may prepay our outstanding loan balance subject to certain early termination charges as defined in the mortgage loan agreement. If we were to default on our mortgage loan, the land, building and improvements would be used as collateral. As discussed in Note 16 to the consolidated financial statements, effective April 1, 2010, in order to reduce the volatility of cash outflows that arise from changes in interest rates, we entered into two interest rate swap agreements that are intended to hedge our mortgage interest obligations by fixing the interest rates specified in the mortgage loan to 5.9% for half of the principal amount outstanding and 6.1% for the remaining half of the principal amount outstanding as of April 1, 2010 until the mortgage loan expires on April 16, 2019.
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
On November 26, 2008, our Board of Directors authorized a program to repurchase up to one million shares of our common stock. The share repurchase program is funded using our existing cash, cash equivalents, marketable securities and future cash flows. As of December 31, 2015, 341,009 shares of our common stock remain available for repurchase under the program. We did not purchase any shares of our common stock in 2015.
As of December 31, 2015, we held $45.3 million in cash, cash equivalents, and marketable securities. We believe that our cash, cash equivalents, and marketable securities, together with our other existing working capital and cash flows from operations, will be adequate to meet planned operating and capital requirements through at least the next twelve months. However, as the need or opportunity arises, we may seek to raise additional capital through public or private sales of securities or through additional debt financing. There are no assurances that we will be able to obtain any additional funding or that such funding will be available on terms acceptable to us.
Contractual Obligations and Other Commercial Commitments
As of December 31, 2015, our contractual commitments consisted of satellite service capacity, near-term purchase commitments, term notes payable, a mortgage note payable, equipment notes payable, and equipment and facility leases. Our purchase commitments include unconditional purchase orders for inventory, manufacturing materials and fixed assets extending out over various periods throughout 2016. We are also obligated under satellite service capacity leases and multi-year facility leases that terminate at various times between 2016 and 2020.
The following table summarizes our obligations under these commitments, excluding interest, at December 31, 2015:

	Payment Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Term notes payable	$58,906	$5,281	$13,000	$40,625	$—
Satellite service capacity and related equipment lease obligations	31,492	13,530	14,265	3,697	—
Inventory, materials, and fixed asset purchase commitments	21,678	21,678	—	—	—
Mortgage notes payable	3,114	163	354	2,597	—
Equipment notes payable	2,672	1,194	1,478	—	—
Facility lease obligations	2,231	595	957	450	229
Total	$120,093	$42,441	$30,054	$47,369	$229
We did not have any off-balance sheet commitments, guarantees, or standby repurchase obligations as of December 31, 2015.

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
We had $58.9 million in borrowings outstanding at December 31, 2015, at an interest rate equal to the LIBOR Daily Floating Rate plus 1.50% under our variable-rate credit facility. For more information regarding our credit facility, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Borrowing Arrangements. A hypothetical 10% increase or decrease in interest rates would have an approximately $0.2 million impact on our annual interest expense, based on the $58.9 million outstanding at December 31, 2015 with an interest rate of 2.41%.
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
We are exposed to currency exchange rate fluctuations related to our subsidiary operations in the United Kingdom, Denmark, Norway, Brazil, Singapore, Hong Kong, Cyprus, Japan, Belgium, and the Netherlands. Certain transactions in these locations are made in the local currency, yet are reported in the U.S. dollar, the functional currency. For foreign currency exposures existing at December 31, 2015, a 10% unfavorable movement in the foreign exchange rates for our subsidiary locations would not expose us to material losses in earnings or cash flows.
From time to time, we have purchased foreign currency forward contracts. These forward contracts are intended to offset the impact of exchange rate fluctuations on cash flows of our foreign subsidiaries. Foreign exchange contracts are accounted for as cash flow hedges and are recorded on the balance sheet at fair value until executed. Changes in the fair value are recognized in earnings. We did not enter into any such contracts during 2015. However, we did inherit cash flow hedges from our acquisition of Headland Media Limited (now known as the KVH Media Group) in May 2013, all of which settled prior to December 31, 2014. We do not currently anticipate that we will enter into new agreements to replace the settled contracts.
The primary objective of our investment activities is to preserve principal and maintain liquidity, while at the same time maximizing income. We have not entered into any instruments for trading purposes. Some of the securities that we invest in may have market risk. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities that can include United States treasuries, certificates of deposit, investment grade asset-backed corporate securities, money market mutual funds, municipal bonds, and government agency and non-government debt securities. As of December 31, 2015, a hypothetical 100 basis-point increase in interest rates would have resulted in an immaterial decrease in the fair value of our investments that had maturities of greater than one year. Due to the conservative nature of our investments and the relatively short duration of their maturities, we believe this interest rate risk is substantially mitigated. As of December 31, 2015, 59% of the $22.6 million classified as available-for-sale marketable securities will mature or reset within one year. Accordingly, long-term interest rate risk is not considered material for our investment activities. We did not invest in any financial instruments denominated in foreign currencies as of December 31, 2015.

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
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2015, the end of the period covered by this annual report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2015.

Remediation of Material Weaknesses Identified as of December 31, 2014

As of December 31, 2014, management performed its assessment of the effectiveness of our internal control over financial reporting and concluded that our internal control over financial reporting as of that date was not effective because of the material weaknesses described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Last year, management's assessment identified the following control deficiencies in our internal control over financial reporting as material weaknesses as of December 31, 2014:

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

•
We engage a third party to assist in the preparation of our quarterly and annual income tax provisions. However, our preliminary provision at December 31, 2014 did not properly identify changes in the Rhode Island tax rate and related impact on the realizability of the state tax asset carryforwards. We adjusted those amounts before filing our annual report on Form 10-K for the year ended December 31, 2014. As of December 31, 2014, we did not have sufficient controls over the review of the work performed by the third party to ensure accurate financial reporting.

•
We lease our antenna products directly to certain end users and also enter into airtime service agreements with these customers. The pricing of the lease and airtime service agreement is negotiated with each individual customer. As of December 31, 2014, we did not have a control designed and implemented to evaluate these multi-element arrangements to ensure proper allocation of the transaction price among the elements.

Following the identification of the foregoing material weaknesses in connection with management's assessment of internal control over financial reporting as of December 31, 2014, management implemented a remediation plan, which included the following:

•
With respect to bill and hold arrangements, we revised the process of entering sales orders into our general ledger to facilitate identification of these arrangements at the time they are created. We instituted written procedures to document all material bill and hold arrangements, as well as other terms and conditions that may impact revenue recognition, such as multiple-element arrangements. We perform quarterly assessments of quantities of inventory on hand that are subject to bill and hold arrangements with customers. We also instituted enhancements to our existing review controls through the implementation of more detailed checklists and the involvement of additional personnel with knowledge of these arrangements.

•
With respect to reliance on third parties to assist in the calculation of our provision for income taxes, we instituted a more formalized process to review the work completed by third parties, including detailed checklists to perform a proper evaluation of each element of the apportionment of state taxes and any related impact on our deferred tax assets.

•
With respect to the allocation of revenue for multiple-element arrangements involving leased antennas and airtime service agreements, we instituted a new control in the first quarter of 2015 to review each lease at the time of execution in order to assess and document any lease discount arising from reasonably anticipated airtime service agreements.

These remediation plans were implemented during 2015 and were successfully tested as of December 31, 2015. On that basis, management concluded that the material weaknesses have been remediated as of December 31, 2015.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has assessed the effectiveness of our internal controls over financial reporting as of December 31, 2015 and concluded that it was effective.

Our independent registered public accounting firm, Grant Thornton LLP, has issued a report regarding the effectiveness of our internal control over financial reporting as of December 31, 2015, and that report is included in Item 9A in this annual report.

Evaluation of Changes in Internal Control over Financial Reporting
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated changes in our internal control over financial reporting that occurred during the fourth quarter of 2015. Based on that evaluation, other than the remediation of the material weaknesses discussed above, our Chief Executive Officer and Chief Financial Officer did not identify any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
KVH Industries, Inc.

We have audited the internal control over financial reporting of KVH Industries, Inc. and subsidiaries (the “Company”) as of December 31, 2015, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (“Management’s Report”). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2015, and our report dated March 14, 2016, which expressed an unqualified opinion on those financial statements.

/s/ Grant Thornton LLP

Boston, Massachusetts
March 14, 2016

ITEM 9B.	Other Information

None.

PART III
We have omitted the information required in Part III of this annual report because we intend to include that information in our definitive proxy statement for our 2016 annual meeting of stockholders, which we expect to file before 120 days after the end of fiscal 2015. We incorporate the information required in Part III of this annual report by reference to our 2016 proxy statement.

ITEM 10.	Directors, Executive Officers and Corporate Governance
Except as set forth below, the information required by this item is incorporated by reference to our 2016 proxy statement.
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

ITEM 11.	Executive Compensation
The information required by this item is incorporated by reference to our 2016 proxy statement.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to our 2016 proxy statement.

ITEM 13.	Certain Relationships and Related Transactions and Director Independence
The information required by this item is incorporated by reference to our 2016 proxy statement.

ITEM 14.	Principal Accountant Fees and Services
The information required by this item is incorporated by reference to our 2016 proxy statement.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

Exhibit No.	Description	Filed with this Form 10-K	Incorporated by Reference
			Form	Filing Date	Exhibit No.
2.1	Share Purchase Agreement, dated as of May 11, 2013 by and among KVH Industries, Inc., Oakley Capital Private Equity L.P. and the other parties thereto		8-K	May 14, 2013	2.1
2.2	Share Purchase Agreement, dated as of July 2, 2014, by and between KVH Media Group Limited and Nigel Cleave		8-K	July 3, 2014	2.1
3.1	Amended and Restated Certificate of Incorporation, as amended		10-Q	August 6, 2010	3.1
3.2	Amended and Restated Bylaws of KVH Industries, Inc.		8-K	April 30, 2014	3.1
4.1	Specimen certificate for the common stock		S-1/A	March 22, 1996	4.1
*10.1	Amended and Restated 1996 Incentive and Nonqualified Stock Option Plan		8-K	July 31, 2007	10.3
*10.2	Amended and Restated 1996 Employee Stock Purchase Plan		DEF 14A	April 25, 2013	App. B
*10.3	Second Amended and Restated 2003 Incentive and Nonqualified Stock Option Plan		10-Q	May 6, 2009	10.21
*10.4	Fourth Amended and Restated 2006 Stock Incentive Plan		DEF 14A	April 25, 2013	App. A
*10.5	Form of Nonqualified Stock Option agreement granted under the Second Amended and Restated 2003 Incentive and Nonqualified Stock Option Plan		10-K	March 15, 2005	10.14
*10.6	Form of Incentive Stock Option agreement granted under the Second Amended and Restated 2003 Incentive and Nonqualified Stock Option Plan		10-K	March 15, 2005	10.15

Exhibit No.	Description	Filed with this Form 10-K	Incorporated by Reference
			Form	Filing Date	Exhibit No.
*10.7	Form of Incentive Stock Option agreement granted under the Fourth Amended and Restated 2006 Stock Incentive Plan		8-K	August 28, 2006	10.1
*10.8	Form of Non-Statutory Stock Option agreement granted under the Fourth Amended and Restated 2006 Stock Incentive Plan		8-K	August 28, 2006	10.2
*10.9	Form of Restricted Stock Agreement granted under the Fourth Amended and Restated 2006 Stock Incentive Plan		8-K	August 16, 2007	10.1
*10.10	Policy Regarding Automatic Grants to Non-Employee Directors		10-Q	May 6, 2009	10.23
10.11	Loan Agreement dated April 6, 2009 by and among KVH Industries, Inc., and Bank of America, N.A.		8-K	April 8, 2009	10.1
10.12	Second Amendment, dated June 9, 2011 by and between KVH Industries, Inc. and Bank of America, N.A., amending the Loan Agreement, dated April 6, 2009, as amended		8-K	June 14, 2011	10.2
10.13	Master Loan and Security Agreement, dated as of January 30, 2013 by and between KVH Industries, Inc. and Banc of America Leasing & Capital, LLC		8-K	February 5, 2013	10.1
10.14	Equipment Security Note, dated as of January 30, 2013 by and between KVH Industries, Inc. and Banc of America Leasing & Capital, LLC		8-K	February 5, 2013	10.2
10.15	Credit Agreement, dated as of July 1, 2014, by and between Bank of America, N.A., The Washington Trust Company and KVH Industries, Inc.		8-K	July 3, 2014	10.1
10.16	Term Notes, dated as of July 1, 2014, by and between KVH Industries, Inc. and each of Bank of America, N.A. and The Washington Trust Company		8-K	July 3, 2014	10.2
10.17	Revolving Credit Notes, dated as of July 1, 2014, by and between KVH Industries, Inc. and each of Bank of America, N.A. and The Washington Trust Company		8-K	July 3, 2014	10.3
10.18	Security Agreement, dated as of July 1, 2014, by and between Bank of America, N.A. and KVH Industries, Inc.		8-K	July 3, 2014	10.4
10.19	Pledge Agreements, dated as of July 1, 2014, by and between Bank of America, N.A. and KVH Industries, Inc. with respect to KVH Industries A/S and KVH Industries U.K. Limited		8-K	July 3, 2014	10.5
10.20	First Amendment to Credit Agreement, dated as of June 15, 2015, by and among Bank of America, N.A., The Washington Trust Company and KVH Industries, Inc.		10-Q/A	August 13, 2015	10.1
10.21	Second Amendment to Credit Agreement, dated as of September 30, 2015, by and among Bank of America, N.A., The Washington Trust Company and KVH Industries, Inc.		8-K	October 5, 2015	10.1
21.1	List of Subsidiaries	X
23.1	Consent of Grant Thornton LLP	X
23.2	Consent of KPMG LLP	X
31.1	Rule 13a-14(a)/15d-14(a) certification of principal executive officer	X
31.2	Rule 13a-14(a)/15d-14(a) certification of principal financial officer	X
32.1	Rule 1350 certification	X

101.1
Interactive Data File regarding (a) our Consolidated Balance Sheets as of December 31, 2015 and 2014, (b) our Consolidated Statements of Operations for the years ended December 31, 2015, 2014, and 2013, (c) our Consolidated Statements of Comprehensive (Loss) Income for the years ended December 31, 2015, 2014, and 2013, (d) our Consolidated Statements of Stockholders' Equity for the years ended December 31, 2015, 2014, and 2013, (e) our Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014, and 2013 and (e) the Notes to such Consolidated Financial Statements
X

*	Management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KVH Industries, Inc.

Date: March 14, 2016	By:	/S/ MARTIN A. KITS VAN HEYNINGEN
Martin A. Kits van Heyningen President, Chief Executive Officer and Chairman of the Board
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Name	Title	Date

/S/ MARTIN A. KITS VAN HEYNINGEN	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 14, 2016
Martin A. Kits van Heyningen

/S/ PETER A. RENDALL	Chief Financial Officer (Principal Financial and Accounting Officer)	March 14, 2016
Peter A. Rendall

	Director	March 14, 2016
Robert W.B. Kits van Heyningen

/S/ MARK S. AIN	Director	March 14, 2016
Mark S. Ain

/S/ STANLEY K. HONEY	Director	March 14, 2016
Stanley K. Honey

/S/ BRUCE J. RYAN	Director	March 14, 2016
Bruce J. Ryan

/S/ CHARLES R. TRIMBLE	Director	March 14, 2016
Charles R. Trimble

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
KVH Industries, Inc.

We have audited the accompanying consolidated balance sheets of KVH Industries, Inc. and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of KVH Industries, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2016 expressed an unqualified opinion.

/s/ Grant Thornton LLP
Boston, Massachusetts
March 14, 2016

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
KVH Industries, Inc.:
We have audited the accompanying consolidated statements of operations, comprehensive (loss) income, stockholders’ equity, and cash flows of KVH Industries, Inc. and subsidiaries for the year ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and the cash flows of KVH Industries, Inc. and subsidiaries for the year ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP
Providence, Rhode Island
March 17, 2014

KVH INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$22,719	$25,289
Marketable securities	22,619	24,513
Accounts receivable, net of allowance for doubtful accounts of $3,534 as of December 31, 2015 and $2,723 as of December 31, 2014	43,895	39,936
Inventories	21,589	17,424
Prepaid expenses and other assets	4,271	2,953
Current deferred tax asset	—	2,772
Total current assets	115,093	112,887
Property and equipment, less accumulated depreciation of $43,202 as of December 31, 2015 and $41,486 as of December 31, 2014	39,900	41,696
Intangible assets, less accumulated amortization of $11,390 as of December 31, 2015 and $5,864 as of December 31, 2014	26,755	33,641
Goodwill	36,747	40,454
Other non-current assets	3,096	4,469
Non-current deferred income tax asset	4,686	2,690
Total assets	$226,277	$235,837
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,975	$12,460
Accrued compensation and employee-related expenses	6,588	4,932
Accrued other	12,042	10,963
Accrued product warranty costs	1,880	1,853
Deferred revenue	5,962	7,791
Current portion of long-term debt	6,638	6,188
Liability for uncertain tax positions	1,474	3,500
Total current liabilities	43,559	47,687
Other long-term liabilities	1,391	1,459
Long-term debt, excluding current portion	58,054	64,687
Non-current deferred income tax liability	5,097	5,464
Total liabilities	$108,101	$119,297
Commitments and contingencies (Notes 1, 5, 6 and 17)
Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 1,000,000 shares; none issued	—	—
Common stock, $0.01 par value. Authorized 30,000,000 shares, 17,336,314 and 17,152,743 shares issued; 15,677,323 and 15,493,752 shares outstanding at December 31, 2015 and December 31, 2014, respectively	173	172
Additional paid-in capital	124,619	121,084
Accumulated earnings	14,134	11,881
Accumulated other comprehensive loss	(7,600)	(3,447)
	131,326	129,690
Less: treasury stock at cost, common stock, 1,658,991 shares as of December 31, 2015 and December 31, 2014, respectively	(13,150)	(13,150)
Total stockholders’ equity	118,176	116,540
Total liabilities and stockholders’ equity	$226,277	$235,837

See accompanying Notes to Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2015	2014	2013
Sales:
Product	$76,213	$81,143	$90,295
Service	108,421	91,448	71,993
Net sales	184,634	172,591	162,288
Costs and expenses:
Costs of product sales	47,404	48,843	51,518
Costs of service sales	54,816	50,301	45,058
Research and development	14,039	14,101	12,987
Sales, marketing and support	35,714	32,976	28,792
General and administrative	29,453	24,448	17,764
Total costs and expenses	181,426	170,669	156,119
Income from operations	3,208	1,922	6,169
Interest income	546	738	657
Interest expense	1,460	1,296	637
Other income (expense)	372	(39)	494
Income before income tax expense	2,666	1,325	6,683
Income tax expense	413	1,284	2,150
Net income	$2,253	$41	$4,533
Per share information:
Net income per share, basic	$0.14	$0.00	$0.30
Net income per share, diluted	$0.14	$0.00	$0.30
Number of shares used in per share calculation:
Basic	15,625	15,420	15,144
Diluted	15,834	15,605	15,341

See accompanying Notes to Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands)

	Year Ended December 31,
	2015	2014	2013
Net income	$2,253	$41	$4,533
Other comprehensive (loss) income, net of tax:
Unrealized (loss) gain on marketable securities	(3)	8	(4)
Foreign currency translation adjustment	(4,207)	(3,953)	388
Unrealized gain on derivative instruments	57	37	210
Other comprehensive (loss) income, net of tax	(4,153)	(3,908)	594
Total comprehensive (loss) income	$(1,900)	$(3,867)	$5,127

See accompanying Notes to Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2012	14,905	$166	$111,514	$7,307	$(133)	$(13,150)	$105,704
Net income	—	—	—	4,533	—	—	4,533
Other comprehensive income	—	—	—	—	594	—	594
Stock-based compensation	—	—	4,124	—	—	—	4,124
Tax benefit from exercise of stock options	—	—	694	—	—	—	694
Common stock issued under benefit plan	27	—	308	—	—	—	308
Payment of restricted stock tax withholdings	(61)	(1)	(833)	—	—	—	(834)
Exercise of stock options, vesting of restricted stock awards	406	4	1,340	—	—	—	1,344
Balance at December 31, 2013	15,277	$169	$117,147	$11,840	$461	$(13,150)	$116,467
Net income	—	—	—	41	—	—	41
Other comprehensive loss	—	—	—	—	(3,908)	—	(3,908)
Stock-based compensation	—	—	3,771	—	—	—	3,771
Tax benefit from exercise of stock options	—	—	(2)	—	—	—	(2)
Common stock issued under benefit plan	12	—	138	—	—	—	138
Payment of restricted stock tax withholdings	(35)	—	(481)	—	—	—	(481)
Exercise of stock options, vesting of restricted stock awards	240	3	470	—	—	—	473
Balance at December 31, 2014	15,494	$172	$121,084	$11,881	$(3,447)	$(13,150)	$116,540
Net income	—	—	—	2,253	—	—	2,253
Other comprehensive loss	—	—	—	—	(4,153)	—	(4,153)
Stock-based compensation	—	—	3,734	—	—	—	3,734
Tax benefit from exercise of stock options	—	—	—	—	—	—	—
Common stock issued under benefit plan	28	—	291	—	—	—	291
Payment of restricted stock tax withholdings	(27)	—	(578)	—	—	—	(578)
Exercise of stock options, vesting of restricted stock awards	182	1	88	—	—	—	89
Balance at December 31, 2015	15,677	$173	$124,619	$14,134	$(7,600)	$(13,150)	$118,176

See accompanying Notes to Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income	$2,253	$41	$4,533
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	1,337	1,610	1,305
Depreciation and amortization	12,719	9,987	5,994
Deferred income taxes	(411)	(1,813)	(713)
(Gain) loss on sale of fixed assets	(4)	30	—
Loss (gain) on derivatives instruments	57	—	(222)
Compensation expense related to stock-based awards and employee stock purchase plan	3,734	3,771	4,124
Unrealized currency translation loss	391	—	—
Changes in operating assets and liabilities:
Accounts receivable	(5,803)	(8,235)	1,229
Inventories	(3,755)	867	(1,967)
Prepaid expenses and other assets	(1,576)	1,141	619
Other non-current assets	1,539	569	(675)
Accounts payable	(3,390)	1,676	1,196
Deferred revenue	(1,643)	1,622	(124)
Accrued expenses	3,023	(1,002)	891
Other long-term liabilities	(74)	106	65
Net cash provided by operating activities	$8,397	$10,370	$16,255
Cash flows from investing activities:
Capital expenditures	(5,694)	(5,118)	(4,720)
Proceeds from sale of fixed assets	—	—	—
Net cash paid for business acquired	—	(43,448)	(22,944)
Purchases of marketable securities	(11,323)	(12,270)	(41,950)
Maturities and sales of marketable securities	13,217	34,150	24,867
Net cash used in investing activities	$(3,800)	$(26,686)	$(44,747)
Cash flows from financing activities:
Repayments of long-term debt	(1,307)	(1,272)	(1,030)
Borrowings from long-term debt	—	—	5,844
Repayments of term note borrowings	(4,876)	(1,219)	—
Proceeds from term note borrowings	—	65,000	—
Proceeds from stock options exercised and employee stock purchase plan	432	608	2,344
Payment of employee restricted stock withholdings	(578)	(482)	(828)
Repayments of line of credit borrowings	—	(30,000)	—
Proceeds from line of credit borrowings	—	—	23,000
Payment of stock registration fee	—	41	(5)
Net cash (used in) provided by financing activities	(6,329)	32,676	29,325
Effect of exchange rate changes on cash and cash equivalents	(838)	(429)	(453)
Net (decrease) increase in cash and cash equivalents	(2,570)	15,931	380
Cash and cash equivalents at beginning of period	25,289	9,358	8,978
Cash and cash equivalents at end of period	$22,719	$25,289	$9,358
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,467	$1,296	$601
Cash paid for income taxes	$2,182	$2,470	$1,248

See accompanying Notes to Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015, 2014 and 2013
(in thousands, except per share amounts)

(1)	Summary of Significant Accounting Policies

(a)	Description of Business
KVH Industries, Inc. (together with its subsidiaries, the Company or KVH) designs, develops, manufactures and markets mobile communications products and services for the marine and land mobile markets, and navigation, guidance, and stabilization products for both the commercial and defense markets.
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
December 31, 2015, 2014, and 2013
(in thousands except per share amounts)

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

(d)	Concentration of Credit Risk and Single Source Suppliers
Cash, cash equivalents and marketable securities. The Company is potentially subject to financial instrument concentration of credit risk through its cash, cash equivalent and marketable securities investments. To mitigate these risks the Company maintains cash, cash equivalents and marketable securities with reputable and nationally recognized financial institutions. As of December 31, 2015, $22,619 classified as marketable securities was held by Wells Fargo and substantially all of the cash and cash equivalents were held by Bank of America, N.A. See Note 2 for a description of marketable securities.
Trade accounts receivable. Concentrations of risk (see Note 12) with respect to trade accounts receivable are generally limited due to the large number of customers and their dispersion across several geographic areas. Although the Company does not foresee that credit risk associated with these receivables will deviate from historical experience, repayment is dependent upon the financial stability of those individual customers. The Company establishes allowances for potential bad debts and evaluates, on a monthly basis, the adequacy of those reserves based upon historical experience and its expectations for future collectability concerns. Activity within the Company’s allowance for doubtful accounts for the periods presented is as follows:

	2015	2014	2013
Beginning balance	$2,723	$1,705	$929
Additions to sales allowance and bad debt expense	1,342	1,610	1,305
Deductions (write-offs/recoveries) from reserve	(531)	(592)	(529)
Ending balance	$3,534	$2,723	$1,705
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

KVH INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2015, 2014, and 2013
(in thousands except per share amounts)

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
Multiple elements, arrangement consideration is allocated to each element based on the relative selling prices of all of the elements in the arrangement using the fair value hierarchy as required by “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements,” (Accounting Standards Update “ASU” 2009-13). The Company adopted the provisions of ASU 2009-13 as of January 1, 2010. ASU 2009-13 requires that the Company establish VSOE of fair value based upon the price charged when the same element is sold separately or established by management having the relevant pricing authority. When VSOE exists it is used to determine the selling price of a deliverable. When VSOE is not established, the Company attempts to establish the selling price of each element based on TPE. When the Company is unable to establish selling price using VSOE or TPE, the Company uses BESP in the allocation of arrangement consideration for the relevant deliverables. The objective of BESP is to determine the price at which the Company would transact a sale if a product or service was sold on a stand-alone basis. The Company determines BESP for our products and certain services by considering multiple factors including, but not limited to, overall market conditions, including geographic or regional-specific market factors and profit objectives for such deliverables.
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
Lease financing. Lease financing consists of sales-type leases primarily of the TracPhone V-IP Series. The Company records the leases at a price typically equivalent to normal selling price and in excess of the cost or carrying amount. Upon delivery, the Company records the present value of all payments under these leases as revenues, and the related costs of the

KVH INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2015, 2014, and 2013
(in thousands except per share amounts)

product are charged to cost of sales. Interest income is recognized throughout the lease term (typically three years) using an implicit interest rate. Through December 31, 2015, lease sales have not been a significant portion of the Company’s total sales.
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
The use of contract accounting requires significant judgment relative to estimating total contract revenues and costs, including assumptions relative to the length of time to complete the contract, the nature and complexity of the work to be performed, and prices for subcontractor services and materials. The risk to the Company on a fixed-price contract is that if estimates to complete the contract change from one period to the next, profit levels will vary from period to period. The Company's estimates are based upon the professional knowledge and experience of its engineers, program managers and other personnel, who review each long-term contract monthly to assess the contract's schedule, performance, technical matters and estimated cost at completion. Changes in estimates are applied when adjustments in estimated contract costs are identified, such revisions may result in current period adjustments to earnings applicable to performance in prior periods. Any advance payments arising from such extended-term development contracts are recorded as deposits. If, in any period, estimated total costs under a contract indicate an expected loss, then such loss is provided for in that period. Through December 31, 2015, contracted service revenue has not been a significant portion of the Company’s total sales.
Product service sales. Product service sales other than under development contracts are recognized when completed services are provided to the customer and collectability is reasonably assured. The Company establishes reserves for potential sales returns, credit and allowances, and evaluates, on a monthly basis, the adequacy of those reserves based upon historical experience and its expectations for the future. Through December 31, 2015, product service sales have not been a significant portion of the Company’s total sales.
Extended warranty sales. The Company sells extended warranty contracts on mobile communications and guidance and stabilization products. Sales under these contracts are recognized ratably over the contract term. Through December 31, 2015, warranty sales have not been a significant portion of the Company’s total sales.

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

(g)	Cash, Cash Equivalents, and Marketable Securities
In accordance with the Company’s investment policy, cash in excess of operational needs is invested in money market mutual funds, government agency bonds, United States treasuries, municipal bonds, corporate notes, and certificates of deposit, which are reflected within marketable securities in the accompanying consolidated balance sheets. The Company determines the appropriate classification of marketable securities at each balance sheet date. As of December 31, 2015 and 2014, all of the Company’s marketable securities have been designated as available-for-sale and are carried at their fair value with unrealized gains and losses included in accumulated other comprehensive (loss) income in the accompanying consolidated balance sheets.
The Company reviews investments in debt securities for other than temporary impairment whenever the fair value of an investment is less than amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time. To determine whether an impairment is other-than-temporary, the Company considers whether it

KVH INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2015, 2014, and 2013
(in thousands except per share amounts)

intends to sell the security, whether it expects to recover the credit loss, and if it is more likely than not that the Company will be required to sell the security prior to recovery. Evidence considered in this assessment includes the reasons for the impairment, compliance with the Company’s investment policy, the severity and duration of the impairment, changes in value subsequent to year-end and forecasted performance of the investee. The Company has reviewed its securities with unrealized losses as of December 31, 2015 and 2014 and has concluded that no other-than-temporary impairments exist.

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
Goodwill is recorded when the consideration for an acquisition exceeds the fair value of net tangible and identifiable intangible assets acquired. Goodwill is not amortized, but instead is tested for impairment at least annually, or if events or changes in circumstances indicate that the carrying value may not be recoverable. The Company estimates the fair value of the reporting unit using a discounted cash flow model or other valuation models, such as comparative transactions and market multiples. The impairment test is performed through the application of a two-step process. The first step compares the carrying value of the Company’s reporting units to their estimated fair values as of the test date. If fair value is less than carrying value, a second step is performed to quantify the amount of the impairment, if any. As of August 31, 2015, the Company performed its annual impairment test for goodwill at the reporting unit level and, after conducting the first step, determined that it was not necessary to conduct the second step as it concluded that the fair value of its reporting units exceeded their carrying value. Accordingly, the Company determined no adjustment to goodwill was necessary. There were no indicators of potential goodwill impairment noted as of December 31, 2015.
Intangible assets are comprised of the following, which are being amortized on a straight-line basis over the following estimated useful lives:

KVH INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2015, 2014, and 2013
(in thousands except per share amounts)

Estimated Useful Life
Virtek Communication (now KVH Industries Norway AS):
Intellectual property	7
Headland Media Limited (now the KVH Media Group):
Subscriber relationships	10
Distribution rights	15
Internally developed software	3
Proprietary content	2
Videotel
Subscriber relationships	8
Internally developed software	4
Proprietary content	5
Favorable lease	5
Intangible assets with estimated lives and other long-lived assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of intangible assets with estimated lives and other long-lived assets is measured by a comparison of the carrying amount of an asset or asset group to future net undiscounted cash flows expected to be generated by the asset or asset group. If these comparisons indicate that an asset is not recoverable, the Company will recognize an impairment loss for the amount by which the carrying value of the asset or asset group exceeds the related estimated fair value. Estimated fair value is based on either discounted future operating cash flows or appraised values, depending on the nature of the asset. There are no events or changes in circumstances that indicated any of the carrying amounts of the Company’s intangible assets may not be recoverable during 2015. See Note 10 for further discussion of goodwill and intangible assets.

(k)	Other Non-Current Assets
Other non-current assets are primarily comprised of long-term lease receivables, prepaid expenses, and deposits.

(l)	Product Warranty
The Company’s products carry standard limited warranties that range from one to two years and vary by product. The warranty period begins on the date of retail purchase or lease by the original purchaser. The Company accrues estimated product warranty costs at the time of sale and any additional amounts are recorded when such costs are probable and can be reasonably estimated. Factors that affect the Company’s warranty liability include the number of units sold or leased, historical and anticipated rates of warranty repairs and the cost per repair. Warranty and related costs are reflected within sales, marketing and support in the accompanying statements of operations. As of December 31, 2015 and 2014, the Company had accrued product warranty costs of $1,880 and $1,853, respectively. The following table summarizes product warranty activity during 2015 and 2014:

	2015	2014
Beginning balance	$1,853	$1,269
Charges to expense	1,431	2,048
Costs incurred	(1,404)	(1,464)
Ending balance	$1,880	$1,853

KVH INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2015, 2014, and 2013
(in thousands except per share amounts)

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
Expenditures for research and development, including customer-funded research and development, are expensed as incurred. Revenue and related development costs from customer-funded research and development are as follows:

	Year Ended December 31,
	2015	2014	2013
Customer-funded service sales	$3,002	$3,806	$10,302
Customer-funded costs included in costs of service sales	1,546	2,633	2,387

(o)	Advertising Costs
Costs related to advertising are expensed as incurred. Advertising expense was $2,712, $2,825, and $3,189 for the years ended December 31, 2015, 2014, and 2013, respectively, and is included in sales, marketing, and support expense in the accompanying consolidated statements of operations.

(p)	Foreign Currency Translation
The financial statements of the Company’s foreign subsidiaries located in Denmark and Singapore are maintained using the United States dollar as the functional currency. Exchange rates in effect on the date of the transaction are used to record monetary assets and liabilities. Revenue and other expense elements are recorded at rates that approximate the rates in effect on the transaction dates. Realized foreign currency remeasurement gains and losses are recognized within “other (expense) income” in the accompanying consolidated statements of operations. For the years ended December 31, 2015, 2014, and 2013, the Company experienced foreign currency losses of $59, $126, and $123, respectively.
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
Basic net income per share is calculated based on the weighted average number of common shares outstanding during the period. Diluted net income per share incorporates the dilutive effect of common stock equivalent options, warrants and other convertible securities, if any, as determined in accordance with the treasury stock accounting method. Common stock

KVH INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2015, 2014, and 2013
(in thousands except per share amounts)

equivalents related to options and restricted stock awards for 766, 784, and 545 shares of common stock for the years ended December 31, 2015, 2014, and 2013, respectively, have been excluded from the fully diluted calculation of net income per share, as inclusion would be anti-dilutive.
A reconciliation of the basic and diluted weighted average common shares outstanding is as follows:

	2015	2014	2013
Weighted average common shares outstanding—basic	15,625	15,420	15,144
Dilutive common shares issuable in connection with stock plans	209	185	197
Weighted average common shares outstanding—diluted	15,834	15,605	15,341

(s)	Contingent Liabilities
The Company estimates the amount of potential exposure it may have with respect to claims, assessments and litigation in accordance with ASC 450, Contingencies. As of December 31, 2015, the Company was party to a lawsuit, as described in Note 17. The Company settled the legal claim for a cash payment by us. The cash payment was included in accrued other in our consolidated balance sheet at December 31, 2015. The cash payment was made in January 2016.

(t)	Operating Segments
The Company operates in two geographic segments, exclusively in the mobile communications, navigation and guidance and stabilization equipment industry, which it considers to be a single business industry. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker in making decisions regarding resource allocation and assessing performance. To date, the chief operating decision maker has made such decisions and assessed performance at the company level, as one segment. The Company’s chief operating decision maker is its President, Chief Executive Officer and Chairman of the Board.
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
December 31, 2015, 2014, and 2013
(in thousands except per share amounts)

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

Deferred Tax Assets

In November 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-17, "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes" ("ASU 2015-17"). The standard requires that deferred tax assets and liabilities be classified as non-current on the balance sheet rather than being separated into current and non-current. The Company early adopted its provisions during fiscal year 2015 on a prospective basis. Accordingly, as permitted by ASU 2015-17, the current deferred taxes have been classified as non-current on the Company's balance sheet. The prospective adoption of ASU 2015-17 does not require a restatement of prior year balances; as such, they have not been adjusted.

Lease Accounting

On February 25, 2016, the Financial Accounting Standards Board ("FASB") issued its new leases standard, ASU No. 2016-02,  Leases (Topic 842)  ("ASU 2016-02"). ASU 2016-02 is aimed at putting most leases on lessees’ balance sheets, but it would also change aspects of lessor accounting. ASU 2016-02 is effective for public business entities for annual periods beginning after December 15, 2018 and interim periods within that year. As a result, the Company will adopt this standard effective January 1, 2019.  The Company is currently evaluating the impact of adoption on its financial position and results from operations.

There are no other recent accounting pronouncements that have been issued by the FASB that would have a material impact on the financial statements of the Company.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2015, 2014, and 2013
(in thousands except per share amounts)

(2)	Marketable Securities
Included in marketable securities as of December 31, 2015 and 2014 are the following:

December 31, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market mutual funds	$13,244	$—	$—	$13,244
United States treasuries	1,002	—	—	1,002
Corporate notes	2,283	1	—	2,284
Certificates of deposit	6,089	—	—	6,089
Total marketable securities designated as available-for-sale	$22,618	$1	$—	$22,619

December 31, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market mutual funds	$6,824	$—	$—	$6,824
Government agency bonds	3,505	—	(3)	3,502
United States treasuries	4,002	4	—	4,006
Corporate notes	4,665	2	—	4,667
Certificates of deposit	4,155	—	—	4,155
Municipal bonds	$1,358	$1	$—	$1,359
Total marketable securities designated as available-for-sale	$24,509	$7	$(3)	$24,513
The amortized costs and fair value of debt securities as of December 31, 2015 and 2014 are shown below by effective maturity. Effective maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

December 31, 2015	Amortized Cost	Fair Value
Due in less than one year	$5,515	$5,516
Due after one year and within two years	3,859	3,859
	$9,374	$9,375
December 31, 2014	Amortized Cost	Fair Value
Due in less than one year	$7,663	$7,668
Due after one year and within two years	10,022	10,021
	$17,685	$17,689
Interest income from marketable securities was $110 for the years ended December 31, 2015, and 2014, respectively.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2015, 2014, and 2013
(in thousands except per share amounts)

(3)	Inventories
Inventories are stated at the lower of cost or market using the first-in first-out costing method. Inventories as of December 31, 2015 and 2014 include the costs of material, labor, and factory overhead. Inventories consist of the following:

	December 31,
	2015	2014
Raw materials	$12,833	$8,619
Work in process	2,778	2,896
Finished goods	5,978	5,909
	$21,589	$17,424

(4)	Property and Equipment
Property and equipment, net, as of December 31, 2015 and 2014 consist of the following:

	December 31,
	2015	2014
Land	$3,828	$3,828
Building and improvements	22,407	22,323
Leasehold improvements	299	351
Machinery and equipment	40,788	42,869
Office and computer equipment	15,729	13,760
Motor vehicles	51	51
	83,102	83,182
Less accumulated depreciation	(43,202)	(41,486)
	$39,900	$41,696
Depreciation for the years ended December 31, 2015, 2014, and 2013 amounted to $7,193, $6,127, and $4,815, respectively.

(5)	Debt and Line of Credit
Long-term debt consists of the following:

	December 31,
	2015	2014
Term notes	$58,906	$63,781
Mortgage loan	3,114	3,268
Equipment loans	2,672	3,826
Total	64,692	70,875
Less amounts classified as current	6,638	6,188
Long-term debt, excluding current portion	$58,054	$64,687

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

KVH INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2015, 2014, and 2013
(in thousands except per share amounts)

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
Borrowings under the Revolver are subject to the satisfaction of numerous conditions precedent at the time of each borrowing, including the continued accuracy of the Company’s representations and warranties and the absence of any default under the Credit Agreement. As of December 31, 2015, there were no borrowings outstanding under the revolver.
The Credit Agreement contains two financial covenants, a Maximum Consolidated Leverage Ratio and a Minimum Consolidated Fixed Charge Coverage Ratio, each as defined in the Credit Agreement. In September 2015, the Maximum Consolidated Leverage Ratio was increased from 1.00:1.00 to 1.75:1.00 for September 30, 2015, 1.50:1.00 for December 31, 2015, and 1.25:1.00 for March 31, 2016 and each fiscal quarter thereafter. The Minimum Consolidated Fixed Charge Coverage Ratio may not be less than 1.25:1.00. The Company was in compliance with these financial ratio debt covenants as of December 31, 2015.
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
December 31, 2015, 2014, and 2013
(in thousands except per share amounts)

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
Mortgage Loan
On April 6, 2009, the Company entered into a mortgage loan in the amount of $4,000 related to its headquarters facility in Middletown, Rhode Island. On June 9, 2011, the Company entered into an amendment to the mortgage loan. The loan term is ten years, with a principal amortization of 20 years, and the interest rate will be a rate per year adjusted periodically based on a defined interest period equal to the BBA LIBOR Rate plus 2.00 percentage points. Land, building and improvements with an approximate carrying value of $5,000 as of December 31, 2015 secure the mortgage loan. The monthly mortgage payment is approximately $12 plus interest and increases in increments of approximately $1 each year throughout the life of the mortgage. Due to the difference in the term of the loan and amortization of the principal, a balloon payment of $2,551 is due on April 1, 2019. The loan contains one financial covenant, a Fixed Charge Coverage Ratio, which applies in the event that the Company’s consolidated cash, cash equivalents, and marketable securities balance falls below $25,000 at any time. As the Company’s consolidated cash, cash equivalents, and marketable securities balance was above the minimum threshold throughout the year ended December 31, 2015, the Fixed Charge Coverage Ratio did not apply. Under the mortgage loan, the Company may prepay its outstanding loan balance subject to certain early termination charges as defined in the mortgage loan agreement. If the Company were to default on its mortgage loan, the land, building and improvements would be used as collateral. As discussed in Note 16 to the consolidated financial statements, effective April 1, 2010, in order to reduce the volatility of cash outflows that arise from changes in interest rates, the Company entered into two interest rate swap agreements that are intended to hedge its mortgage interest obligations by fixing the interest rates specified in the mortgage loan to 5.91% for half of the principal amount outstanding and 6.07% for the remaining half of the principal amount outstanding as of April 1, 2010 until the mortgage loan expires on April 16, 2019.
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
The following is a summary of future principal payments under these long-term debt agreements:

Year ending December 31,	Principal Payment
2016	$6,638
2017	7,898
2018	6,931
2019	43,225
Thereafter	—
Total outstanding at December 31, 2015	$64,692

(6)	Commitments and Contingencies
The Company has certain operating leases for satellite capacity, various equipment, and facilities. The following reflects future minimum payments under operating leases that have initial or remaining non-cancelable lease terms at December 31, 2015:

KVH INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2015, 2014, and 2013
(in thousands except per share amounts)

Years ending December 31,	Operating Leases
2016	$14,125
2017	9,890
2018	5,332
2019	3,212
2020	935
Thereafter	229
Total minimum lease payments	$33,723
Total rent expense incurred under facility operating leases for the years ended December 31, 2015, 2014, and 2013 amounted to $630, $820, and $639, respectively. Total expense incurred under satellite capacity and equipment operating leases for the years ended December 31, 2015, 2014, and 2013 amounted to $32,793, $30,280, and $23,215, respectively, which also includes payments for usage charges in excess of the minimum contractual requirements.
In the normal course of business, the Company enters into unconditional purchase order obligations with its suppliers for inventory and other operational purchases. Outstanding and unconditional purchase order obligations were $21,678 as of December 31, 2015.
The Company did not have any off-balance sheet commitments, guarantees, or standby repurchase obligations as of December 31, 2015.

(7)	Stockholders’ Equity

(a)	Employee Stock Options
Options are granted with an exercise price equal to the fair market value of the common stock on the date of grant and generally vest in equal annual amounts over four years beginning on the first anniversary of the date of the grant. No options are exercisable for periods of more than five years after date of grant. Under the Company’s Amended and Restated 2006 Stock Incentive Plan, each share issued under awards other than options will reduce the number of shares reserved for issuance by two shares. Shares issued under options will reduce the shares reserved for issuance on a share-for-share basis. All plans were approved by the Company’s shareholders, pursuant to which 9,415 shares of the Company’s common stock were reserved for issuance. As of December 31, 2015, 7,840 options and awards to purchase shares of common stock had been issued, net of expired, canceled or forfeited options, and 1,575 were available for future grants. The Compensation Committee of the Board of Directors administers the plan, approves the individuals to whom options will be granted and determines the number of shares and exercise price of each option. Outstanding options under the plan at December 31, 2015 expire from February 2016 through November 2020. None of the Company’s outstanding options includes performance-based or market-based vesting conditions as of December 31, 2015.
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
The per share weighted-average fair values of stock options granted during 2015, 2014, and 2013 were $4.39, $4.71, and $5.45, respectively. The weighted-average assumptions used to value options as of their grant date were as follows:

KVH INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2015, 2014, and 2013
(in thousands except per share amounts)

	Year Ended December 31,
	2015	2014	2013
Risk-free interest rate	1.55%	1.52%	1.06%
Expected volatility	43.3%	46.5%	50.9%
Expected life (in years)	4.17	4.21	4.24
Dividend yield	0%	0%	0%
The changes in outstanding stock options for the year ended December 31, 2015 are as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2014	1,205	$11.65
Granted	120	$12.04
Exercised	(10)	$8.64
Expired, canceled or forfeited	(138)	$12.59
Outstanding at December 31, 2015	1,177	$11.60	2.04	$123
Exercisable at December 31, 2015	687	$11.60	2.00	$122
Options vested or expected to vest at December 31, 2015	1,154	$11.58	1.25	$111
The total aggregate intrinsic value of options exercised was $50, $232, and $933 in 2015, 2014, and 2013, respectively. The total aggregate intrinsic value of options outstanding at December 31, 2014 and 2013 was $1,814 and $1,958, respectively. The total aggregate intrinsic value of options exercisable at December 31, 2014 and 2013 was $761 and $619, respectively.

As of December 31, 2014 and 2013, the number of options exercisable was 490 and 349, respectively, and the weighted average exercise price of those options was $11.87 and $11.90 per share, respectively. The weighted average remaining contractual term for options exercisable at December 31, 2014 and 2013 was 1.76 and 2.21 years, respectively. The weighted average remaining contractual term for options outstanding at December 31, 2014 and 2013 was 2.72 and 2.83 years, respectively.
As of December 31, 2015, there was $1,505 of total unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted-average period of 2.01 years. In 2015, 2014, and 2013, the Company recorded compensation charges of $1,229, $1,368, and $1,438, respectively, related to stock options. Compensation costs for options subject only to service conditions that vest ratably are recognized on a straight-line basis over the requisite service period for the entire award. During 2015, 2014, and 2013, cash received under stock option plans for exercises was $90, $471 and $1,344, respectively.

(b)	Restricted Stock
The Company granted 203, 265, and 266 restricted stock awards to employees under the terms of the Amended and Restated 2006 Stock Incentive Plan for the years ended December 31, 2015, 2014, and 2013, respectively. The restricted stock awards vest annually over four years from the date of grant subject to the recipient remaining an employee through the applicable vesting dates. Compensation expense for restricted stock awards is measured at fair value on the date of grant based on the number of shares granted and the quoted market closing price of the Company’s common stock. Such value is recognized as expense over the vesting period of the award, net of estimated forfeitures. The weighted-average grant-date fair value of restricted stock granted during 2015, 2014, and 2013 was $12.43, $13.57, and $13.61 per share, respectively.
As of December 31, 2015, there was $4,173 of total unrecognized compensation expense related to restricted stock awards, which is expected to be recognized over a weighted-average period of 2.22 years. Compensation costs for awards subject only to service conditions that vest ratably are recognized on a straight-line basis over the requisite service period for the entire award. Compensation cost for awards initially subject to certain performance conditions are recognized on a ratable

KVH INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2015, 2014, and 2013
(in thousands except per share amounts)

basis over the requisite service period for the entire award. In 2015, 2014, and 2013, the Company recorded compensation charges of $2,422, $2,317, and $2,613, respectively, related to restricted stock awards.
Restricted stock activity under the Amended and Restated 2006 Stock Incentive Plan for 2015 is as follows:

	Number of Shares	Weighted- average grant date fair value
Outstanding at December 31, 2014, unvested	427	$13.67
Granted	203	12.43
Vested	(171)	13.44
Forfeited	(2)	10.68
Outstanding at December 31, 2015, unvested	458	$13.22

(c)	Employee Stock Purchase Plan
Under the Company’s Amended and Restated Employee Stock Purchase Plan (ESPP), the Company is authorized to issue up to 650 shares of common stock, of which 18 shares remain available as of December 31, 2015.
The ESPP covers all of the Company’s employees. Under the terms of the ESPP, eligible employees can elect to have up to six percent of their pre-tax compensation withheld to purchase shares of the Company’s common stock on a semi-annual basis. The ESPP allows eligible employees the right to purchase the Company’s common stock on a semi-annual basis at 85% of the market price at the end of each purchase period. During 2015, 2014, and 2013, shares issued under this plan were 28, 12, and 27 shares, respectively. The Company utilizes the Black-Scholes option-pricing model to calculate the fair value of these discounted purchases. The fair value of the 15% discount is recognized as compensation expense over the purchase period. The Company applies a graded vesting approach because the ESPP provides for multiple purchase periods and is, in substance, a series of linked awards. In 2015, 2014, and 2013, the Company recorded compensation charges of $58, $55, and $73, respectively, related to the ESPP. During 2015, 2014, and 2013, cash received under the ESPP was $291, $138, and $308, respectively.

(8)	Income Taxes
Income tax expense for the years ended December 31, 2015, 2014, and 2013 attributable to income from operations is presented below.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2015, 2014, and 2013
(in thousands except per share amounts)

	Current	Deferred	Total
Year ended December 31, 2015
Federal	$(555)	$(94)	$(649)
State	120	765	885
Foreign	295	(118)	177
	$(140)	$553	$413
Year ended December 31, 2014
Federal	$325	$(623)	$(298)
State	(2)	1,036	1,034
Foreign	1,640	(1,092)	548
	$1,963	$(679)	$1,284
Year ended December 31, 2013
Federal	$1,793	$(497)	$1,296
State	242	(52)	190
Foreign	901	(237)	664
	$2,936	$(786)	$2,150
The actual income tax expense (benefit) differs from the “expected” income tax expense (benefit) computed by applying the United States Federal corporate income tax rate of 34% to income before tax expense (benefit) as follows:

	Year Ended December 31,
	2015	2014	2013
Computed “expected” tax expense	$906	$451	$2,339
(Decrease) increase in income taxes resulting from:
State income tax expense, net of federal benefit	(37)	(31)	336
State research and development, investment credits	(317)	(365)	(309)
Non-deductible meals & entertainment	33	37	31
Non-deductible stock compensation expense	181	29	178
Non-deductible deferred compensation expense	260	87	—
Non-deductible transaction costs	—	73	170
Subpart F income, net of foreign tax credits	61	296	162
Manufacturing deduction	(102)	(123)	—
Nontaxable interest income	(106)	(105)	(86)
Foreign tax rate differential	(792)	(289)	(369)
Federal research and development credits	(348)	(453)	(746)
Uncertain tax positions	(413)	97	—
Provision to tax return adjustments	80	(317)	—
Change in tax rates	(313)	235	—
Change in valuation allowance	1,392	1,665	491
Foreign research and development incentives	(59)	—	—
Other	(13)	(3)	(47)
Net income tax expense	$413	$1,284	$2,150

KVH INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2015, 2014, and 2013
(in thousands except per share amounts)

The components of income before income tax expense (benefit) determined by tax jurisdiction, are as follows:

	Year Ended December 31,
	2015	2014	2013
United States	$(570)	$907	$5,500
Foreign	3,236	418	1,183
Total	$2,666	$1,325	$6,683
The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities for the periods presented are as follows:

	December 31,
	2015	2014
Deferred tax assets:
Accounts receivable, due to allowance for doubtful accounts	$900	$664
Inventories	562	531
Operating loss carry-forwards	2,094	1,939
Stock-based compensation expense	1,981	1,743
Property and equipment, due to difference in depreciation	209	1,334
Research and development, alternative minimum tax credit carry-forwards	3,111	3,313
Foreign tax credit carry-forwards	—	725
State tax credit carry-forwards	2,228	2,176
Warranty reserve	675	682
Accrued expenses	424	505
Gross deferred tax assets	12,184	13,612
Less valuation allowance	(4,688)	(4,157)
Total deferred tax assets	7,496	9,455
Deferred tax liabilities:
Purchased intangible assets	(4,944)	(6,917)
Property and equipment, due to differences in depreciation	(2,849)	(2,410)
Other	(114)	(130)
Total deferred tax liabilities	(7,907)	(9,457)
Net deferred tax liability	$(411)	$(2)
Net deferred tax asset—current	$—	$2,772
Net deferred tax asset—non-current	$4,686	$2,690
Net deferred tax liability—non-current	$(5,097)	$(5,464)
As of December 31, 2015, the Company had foreign net operating loss carry-forwards available to offset future foreign income of $6,176. The foreign net operating loss carry-forwards have no expiration.
As of December 31, 2015, the Company had federal research and development tax credit carry-forwards in the amount of $3,752 and other general business credits of $9 that expire in years 2026 through 2035. The Company also had alternative minimum tax credits of $132 that have no expiration date. As of December 31, 2015, the Company had state research and development tax credit carry-forwards in the amount of $3,472 that expire in years 2016 through 2023. The Company also had other state tax credit carry-forwards of $242 available to reduce future state tax expense that expire in years 2018 through 2019. The tax benefit related to $1,716 of federal and state tax credits would result in a credit to additional paid-in capital when these deferred tax assets reduce taxes payable.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2015, 2014, and 2013
(in thousands except per share amounts)

The Company’s ability to utilize these net operating loss carry-forwards and tax credit carry-forwards may be limited in the future if the Company experiences an ownership change pursuant to Internal Revenue Code Section 382. An ownership change occurs when the ownership percentages of 5% or greater stockholders change by more than 50% over a three-year period.
In assessing the reliability of its net deferred tax assets, the Company considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of December 31, 2015, the Company concluded that a net increase of $531 of the valuation allowance was appropriate. As part of the Company’s analysis, the Company evaluated, among other factors, its recent history of generating taxable income and its near-term forecasts of future taxable income. The net increase in valuation allowance of $531 is composed of expense of $1,392, a decrease of $330 related to the expiration of previously reserved state tax credit carry-forwards, and a decrease of $531 related to the use of net operating loss and credit carryforwards attributed to tax deductions in excess of recognized compensation expense from employee stock compensation awards that existed as of the adoption of ASC 718, Compensation - Stock Compensation. $712 of the valuation allowance is attributable to tax deductions in excess of recognized compensation cost from employee stock compensation awards that existed as of the adoption of ASC 718. The Company will recognize the net deferred tax asset and corresponding benefit to additional paid-in capital for these windfall tax benefits once such amounts reduce income taxes payable, in accordance with the requirements of ASC 718.
As of December 31, 2015, the Company has not provided for U.S. deferred income taxes on undistributed earnings of its foreign subsidiaries of approximately $11,913 since these earnings are expected to be indefinitely reinvested. Upon distribution of those earnings in the form of dividends or otherwise, the Company will be subject to additional U.S. and state income taxes (less foreign tax credits), as well as withholding taxes in its foreign locations. The amount of taxes attributable to the undistributed earnings is not practicably determinable.
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
During the years ended December 31, 2015, 2014, and 2013, the aggregate changes in the total gross amount of unrecognized tax benefits are summarized as follows:

	Year Ended December 31,
	2015	2014	2013
Unrecognized tax benefits as of January 1	$2,487	$—	$—
Gross increase in unrecognized tax benefits - prior year tax positions	168	—	—
Gross decrease in unrecognized tax benefits due to currency fluctuations - prior year tax positions	(116)	—	—
Gross increase in unrecognized tax benefits - current year tax position	13	14	—
Settlements with taxing authorities	(1,569)	—	—
Lapse of statute of limitations	—	—	—
Positions assumed in Videotel transaction	—	2,473	—
Ending balance	$983	$2,487	$—
The Company had gross unrecognized tax benefits of $983 and $2,487 as of December 31, 2015 and 2014, respectively. The Company did not have any material unrecognized tax benefits at December 31, 2013. $983, $1,172, and $0 represent the amount of unrecognized tax benefits that, if recognized, would result in a reduction of the Company's effective tax rate at December 31 2015, 2014, and 2013, respectively.
The Company recorded interest and penalties of $78, $84, and $0 in its statement of operations for the years ended December 31, 2015, 2014, and 2013, respectively. The combined amount of accrued interest and penalties related to tax positions taken on our tax returns and included in non-current income taxes payable was approximately $468, $1,067, and $0 as of December 31, 2015, 2014, and 2013, respectively.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2015, 2014, and 2013
(in thousands except per share amounts)

The timing of any resolution of income tax examinations is highly uncertain, as are the amounts and timing of any settlement payment. These events could cause fluctuations in the balance sheet classification of current and non-current assets and liabilities. The Company expects a reduction of approximately $849 of unrecognized tax benefits within the next twelve months. $788 of the expected decrease is attributable to tax positions related to the Videotel acquisition that the Company anticipates will be resolved with taxing authorities during 2016. $61 of the expected decrease is related to amended tax returns that the Company anticipates it will file during 2016.
The Company’s tax jurisdictions include the United States, the UK, Denmark, Cyprus, Norway, Brazil, Singapore, Belgium, Bermuda, the Netherlands, Hong Kong, and Japan. In general, the statute of limitations with respect to the Company's United States federal income taxes has expired for years prior to 2012, and the relevant state and foreign statutes vary. However, preceding years remain open to examination by United States federal and state and foreign taxing authorities to the extent of future utilization of net operating losses and research and development tax credits generated in each preceding year.

(9) Acquisitions
Videotel
On July 2, 2014, KVH Media Group Limited (KMG UK), an indirectly wholly owned subsidiary of KVH, entered into a Share Purchase Agreement with Nigel Cleave to acquire all of the issued share capital of Super Dragon Limited and Videotel Marine Asia Limited, for an aggregate purchase price of approximately $47,446, which excluded $1,719 of cash consideration that was considered deferred compensation in purchase accounting. The Company expensed approximately $770 and $400 related to the deferred compensation during the year ended December 31, 2015 and 2014, respectively. Videotel is a maritime training services company headquartered in London that produces and distributes training films and eLearning computer-based training courses to commercial customers in the maritime market. Videotel also has sales offices in Hong Kong and Singapore. The purchase price was determined through arm’s-length negotiation and was subject to a potential post-closing adjustment based on the value of the net assets delivered at the closing. In the second quarter of 2015, the Company finalized its valuations of the fair value of the assets acquired and liabilities assumed, which resulted in no adjustments to the purchase price.
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

KVH INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2015, 2014, and 2013
(in thousands except per share amounts)

The acquired finite-lived intangible assets from the Videotel acquisition were recorded at their estimated fair value of $25,524 on the acquisition date. Refer to Note 1 and Note 10 for the classification of Videotel intangible assets including their useful lives.
From the acquisition on July 2, 2014 through December 31, 2015, the Company has recorded approximately $33,600 of service revenues attributable to Videotel within its consolidated financial statements, of which approximately $23,200 was recorded during the year ended December 31, 2015. Transaction costs related to the acquisition of Videotel were $1,200 for the year ended December 31, 2014.
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
The Share Purchase Agreement contains certain representations, warranties, covenants and indemnification provisions. The Share Purchase Agreement provided that 10% of the purchase price would be held in escrow for a period of at least 18 months after the closing in order to satisfy valid indemnification claims that KVH could have asserted for specified breaches of representations, warranties and covenants. The Company released the escrow in November 2014.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2015, 2014, and 2013
(in thousands except per share amounts)

The total purchase price and the excess of the total purchase price over the fair value of the net assets acquired are as follows:

Consideration transferred - cash		$24,169
Book value of tangible net assets acquired	$163
Fair value adjustments to deferred revenue	123
Fair value of tangible net assets acquired		$286

Identifiable intangibles at acquisition-date fair value
Subscriber relationships	$8,271
Distribution rights	4,888
Internally developed software	543
Proprietary content	186
Total intangible assets		$13,888
Deferred income taxes		(3,134)
Goodwill		$13,129

From the date of the acquisition, May 11, 2013, to December 31, 2015, the Company has recorded approximately $38,200 of service revenue attributable to KVH Media Group within its consolidated financial statements, of which approximately $15,000 was recorded during the year ended December 31, 2015.
The following table summarizes the supplemental statements of operations information on an unaudited pro forma basis as if the KVH Media Group acquisition had occurred on January 1, 2012:

Year Ended December 31,
2013
Pro forma net revenues	$166,819
Pro forma net income	$5,276
Basic pro forma net income per share	$0.35
Diluted pro forma net income per share	$0.34
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
Intangible assets are subject to amortization. The following table summarizes other intangible assets as of December 31, 2015 and 2014, respectively:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
December 31, 2015
Subscriber relationships	$19,161	$4,426	$14,735
Distribution rights	4,736	895	3,841
Internally developed software	2,457	1,244	1,213
Proprietary content	8,812	2,879	5,933
Intellectual property	2,283	1,729	554
Favorable lease	696	217	479
	$38,145	$11,390	$26,755
December 31, 2014
Subscriber relationships	$19,919	$2,165	$17,754
Distribution rights	4,915	558	4,357
Internally developed software	2,529	569	1,960
Proprietary content	9,137	1,094	8,043
Intellectual property	2,284	1,403	881
Favorable lease	721	75	646
	$39,505	$5,864	$33,641

The Company amortizes its intangible assets over the estimated useful lives of the respective assets as discussed above in our Summary of Significant Accounting Policies. Amortization expense related to intangible assets was $5,526, $3,859, and $1,179 for years ended December 31, 2015, 2014, and 2013, respectively.
Estimated future amortization expense for intangible assets recorded by the Company at December 31, 2015 is as follows:

Years ending December 31,	Amortization Expense
2016	$5,174
2017	5,028
2018	4,564
2019	3,412
2020	2,500
Thereafter	6,077
Total amortization expense	$26,755
Goodwill is recorded when the consideration for an acquisition exceeds the fair value of net tangible and identifiable intangible assets acquired. The changes in the carrying amount of goodwill during the year ended December 31, 2015 is as follows:

2015
Balance at January 1	$40,454
Foreign currency translation adjustment	(3,707)
Balance at December 31	$36,747

The changes in the carrying amount of intangible assets during the year ended December 31, 2015 is as follows:

2015
Balance at January 1	$33,641
Amortization expense	(5,526)
Foreign currency translation adjustment	(1,360)
Balance at December 31	$26,755

(11)    401(k) Plan
The Company has a 401(k) Plan (the Plan) for all eligible employees. Participants may defer a portion of their pre-tax earnings subject to limits determined by the Internal Revenue Service. Participants age 50 or older may be eligible to make additional contributions. As of December 31, 2015, the Company matches one half of the first 6% contributed by the Plan participants. The Company’s contributions vest over a five-year period from the date of hire. Total Company matching contributions were $608, $462, and $376 for the years ended December 31, 2015, 2014, and 2013, respectively. In addition, the Company may make contributions to the Plan at the discretion of the Compensation Committee of the Board of Directors. There were no discretionary contributions in 2015, 2014, or 2013.

(12)    Business and Credit Concentrations
Significant portions of the Company’s net sales are as follows:

	Year Ended December 31,
	2015	2014	2013
Net sales to foreign customers outside the U.S. and Canada	37%	33%	37%
Net sales to SANG	*	*	12%

*	Represents less than 10% of net sales
The terms and conditions of sales to SANG are consistent with the Company’s standard terms and conditions of product sales as discussed in Note 1 above. No other individual customer accounted for more than 10% of the Company’s net sales for the years ended December 31, 2015, 2014, and 2013, respectively. The Company had one customer that accounted for 17% of accounts receivable as of December 31, 2015, which was paid as of the date of this report.

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

KVH INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2015, 2014, and 2013
(in thousands except per share amounts)

Guidance and stabilization sales and services include sales of navigation and guidance and stabilization equipment based upon digital compass and FOG sensor technology. Mobile communication and guidance and stabilization sales also include development contract revenue, product repairs and extended warranty sales.
The following table summarizes information regarding the Company’s operations by geographic segment:

	Sales Originating From
Year ended December 31, 2015	Americas	Europe and Asia	Total
Mobile communication sales to the United States	$84,674	$1,598	$86,272
Mobile communication sales to Canada	2,002	84	2,086
Mobile communication sales to Europe	469	23,135	23,604
Mobile communication sales to other geographic areas	5,303	28,179	33,482
Guidance and stabilization sales to the United States	10,537	—	10,537
Guidance and stabilization sales to Canada	17,151	—	17,151
Guidance and stabilization sales to Europe	4,371	—	4,371
Guidance and stabilization sales to other geographic areas	7,131	—	7,131
Intercompany sales	8,779	843	9,622
Subtotal	140,417	53,839	194,256
Eliminations	(8,779)	(843)	(9,622)
Net sales	$131,638	$52,996	$184,634
Segment net income (loss)	$2,682	$(429)	$2,253
Depreciation and amortization	$4,800	$7,919	$12,719
Total assets	$144,219	$82,058	$226,277

	Sales Originating From
Year ended December 31, 2014	Americas	Europe and Asia	Total
Mobile communication sales to the United States	$85,670	$1,527	$87,197
Mobile communication sales to Canada	539	66	605
Mobile communication sales to Europe	482	21,698	22,180
Mobile communication sales to other geographic areas	4,576	15,362	19,938
Guidance and stabilization sales to the United States	13,807	—	13,807
Guidance and stabilization sales to Canada	13,982	—	13,982
Guidance and stabilization sales to Europe	4,351	—	4,351
Guidance and stabilization sales to other geographic areas	10,531	—	10,531
Intercompany sales	5,366	3,902	9,268
Subtotal	139,304	42,555	181,859
Eliminations	(5,366)	(3,902)	(9,268)
Net sales	$133,938	$38,653	$172,591
Segment net (loss) income	$(1,390)	$1,431	$41
Depreciation and amortization	$4,532	$5,455	$9,987
Total assets	$127,920	$107,917	$235,837

KVH INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2015, 2014, and 2013
(in thousands except per share amounts)

	Sales Originating From
Year ended December 31, 2013	Americas	Europe	Total
Mobile communication sales to the United States	$78,729	$1,099	$79,828
Mobile communication sales to Canada	462	39	501
Mobile communication sales to Europe	455	18,571	19,026
Mobile communication sales to other geographic areas	3,596	5,200	8,796
Guidance and stabilization sales to the United States	7,892	—	7,892
Guidance and stabilization sales to Canada	13,810	—	13,810
Guidance and stabilization sales to Europe	7,421	—	7,421
Guidance and stabilization sales to other geographic areas	25,014	—	25,014
Intercompany sales	3,465	2,184	5,649
Subtotal	140,844	27,093	167,937
Eliminations	(3,465)	(2,184)	(5,649)
Net sales	$137,379	$24,909	$162,288
Segment net income (loss)	$5,260	$(727)	$4,533
Depreciation and amortization	$4,521	$1,473	$5,994
Total assets	$136,051	$47,798	$183,849

(14)    Share Buyback Program
On November 26, 2008, the Company’s Board of Directors authorized a program to repurchase up to 1,000 shares of the Company’s common stock. As of December 31, 2015, 341 shares of the Company’s common stock remain available for repurchase under the authorized program. The repurchase program is funded using the Company’s existing cash, cash equivalents, marketable securities and future cash flows. Under the repurchase program, the Company, at management’s discretion, may repurchase shares on the open market from time to time, in privately negotiated transactions or block transactions, or through an accelerated repurchase agreement. The timing of such repurchases depends on availability of shares, price, market conditions, alternative uses of capital, and applicable regulatory requirements. The program may be modified, suspended or terminated at any time without prior notice. The repurchase program has no expiration date. There were no other repurchase programs outstanding during the year ended December 31, 2015 and no repurchase programs expired during the period.
During the years ended December 31, 2015, 2014, and 2013, the Company did not repurchase any shares of its common stock in open market transactions.

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

Level 1:
Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. The Company’s Level 1 assets are investments in money market mutual funds, government agency bonds, United States treasuries, certain corporate notes, and certificates of deposit.

Level 2:
Quoted prices for similar assets or liabilities in active markets; or observable prices that are based on observable market data, based on directly or indirectly market-corroborated inputs. The Company’s Level 2 assets are investments in certain corporate notes and municipal bonds and its Level 2 liabilities are interest rate swaps.

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

The following tables present financial assets and liabilities at December 31, 2015 and December 31, 2014 for which the Company measures fair value on a recurring basis, by level, within the fair value hierarchy:

December 31, 2015	Total	Level 1	Level 2	Level 3	Valuation Technique
Assets
Money market mutual funds	$13,244	$13,244	$—	$—	(a)
United States treasuries	1,002	1,002	—	—	(a)
Corporate notes	2,284	—	2,284	—	(a)
Certificates of deposit	6,089	6,089	—	—	(a)
Liabilities
Interest rate swaps	$238	$—	$238	$—	(b)
December 31, 2014	Total	Level 1	Level 2	Level 3	Valuation Technique
Assets
Money market mutual funds	$6,824	$6,824	$—	$—	(a)
Government agency bonds	3,502	3,502	—	—	(a)
United States treasuries	4,006	4,006	—	—	(a)
Corporate notes	4,667	4,667	—	—	(a)
Certificates of deposit	4,155	4,155	—	—	(a)
Municipal bonds	1,359	—	1,359	—	(c)
Liabilities
Interest rate swaps	$295	$—	$295	$—	(b)
Certain financial instruments are carried at cost on the consolidated balance sheets, which approximates fair value due to their short-term, highly liquid nature. These instruments include cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses.
Assets Measured and Recorded at Fair Value on a Nonrecurring Basis
The Company's non-financial assets and liabilities, such as goodwill, intangible assets, and other long-lived assets resulting from business combinations, are measured at fair value using income approach valuation methodologies at the date of acquisition and subsequently re-measured if there are indicators of impairment. There were no indicators of impairment identified during the year ended December 31, 2015.  As of December 31, 2015, the Company did not have any other non-financial assets and liabilities that were carried at fair value on a recurring basis in the consolidated financial statements or for which a fair value measurement was required.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2015, 2014, and 2013
(in thousands except per share amounts)

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
As required by ASC Topic 815, Derivatives and Hedging, the Company records all derivatives on the balance sheet at fair value. As of December 31, 2015, the fair value of the derivatives is included in other accrued liabilities and the unrealized loss is included in other comprehensive loss.
As of December 31, 2015, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivatives	Notional (in thousands)	Asset (Liability)	Effective Date	Maturity Date	Index	Strike Rate
Interest rate swap	$1,557	(115)	April 1, 2010	April 1, 2019	1-month LIBOR	5.91%
Interest rate swap	$1,557	(123)	April 1, 2010	April 1, 2019	1-month LIBOR	6.07%

(17)    Legal Matters

From time to time, the Company is involved in litigation incidental to the conduct of its business. In the ordinary course of business, the Company is a party to inquiries, legal proceedings and claims including, from time to time, disagreements with vendors and customers.

Advanced Media Networks, L.L.C., or AMN, filed suit in the United States District Court for the District of Rhode Island against us for allegedly infringing two of its patents, seeking unspecified monetary damages and other relief.  The Company settled this claim in January 2016 with a payment of cash to AMN.

(18)    Quarterly Financial Results (Unaudited)

The following financial information for interim periods includes transactions which affect comparability of the quarterly results for the years ended December 31, 2015 and 2014. During the third quarter of 2014, the Company acquired Videotel, as described in Note 9 “Acquisitions,” resulting in increased service sales and service gross margins.
Financial information for interim periods was as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share amounts)
2015
Product sales	$15,386	$17,946	$15,622	$27,259
Service sales	25,919	26,909	28,833	26,760
Gross profit	17,560	19,145	19,726	25,983
Net (loss) income	$(1,422)	$37	$(463)	$4,101
Net (loss) income per share (a):
Basic	$(0.09)	$0.00	$(0.03)	$0.26
Diluted	$(0.09)	$0.00	$(0.03)	$0.26
2014
Product sales	$18,007	$20,998	$16,862	$25,276
Service sales	18,978	19,924	27,388	25,158
Gross profit	14,593	17,485	18,802	22,567
Net (loss) income	$(1,123)	$55	$151	$958
Net (loss) income per share (a):
Basic	$(0.07)	$0.00	$0.01	$0.06
Diluted	$(0.07)	$0.00	$0.01	$0.06

(a)
Net (loss) income per share is computed independently for each of the quarters. Therefore, the net (loss) income per share for the four quarters may not equal the annual net (loss) income per share data.