Form 10-Q
period 2016-03-31
KVH INDUSTRIES INC \DE\
filed 2016-05-10
CIK 1007587

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2016
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Date	Class	Outstanding shares
May 9, 2016	Common Stock, par value $0.01 per share	16,499,302

KVH INDUSTRIES, INC. AND SUBSIDIARIES
Form 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1.    Financial Statements
KVH INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31, 2016	December 31, 2015
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$28,198	$22,719
Marketable securities	22,638	22,619
Accounts receivable, net of allowance for doubtful accounts of $4,044 and $3,534 as of March 31, 2016 and December 31, 2015, respectively	31,705	43,895
Inventories	23,154	21,589
Prepaid expenses and other assets	5,805	4,271
Total current assets	111,500	115,093
Property and equipment, less accumulated depreciation of $47,514 and $43,202 as of March 31, 2016 and December 31, 2015, respectively	38,861	39,900
Intangible assets, less accumulated amortization of $12,673 and $11,390 as of March 31, 2016 and December 31, 2015, respectively	24,698	26,755
Goodwill	35,780	36,747
Other non-current assets	3,387	3,096
Non-current deferred income tax asset	3,795	4,686
Total assets	$218,021	$226,277
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,836	$8,975
Accrued compensation and employee-related expenses	6,148	6,588
Accrued other	9,601	12,042
Accrued product warranty costs	2,075	1,880
Deferred revenue	6,777	5,962
Current portion of long-term debt	7,055	6,638
Liability for uncertain tax positions	1,350	1,474
Total current liabilities	40,842	43,559
Other long-term liabilities	1,317	1,391
Long-term debt, excluding current portion	56,083	58,054
Non-current deferred income tax liability	4,922	5,097
Total liabilities	$103,164	$108,101
Commitments and contingencies (notes 2, 9 and 11)
Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 1,000,000 shares; none issued	—	—
Common stock, $0.01 par value. Authorized 30,000,000 shares; 17,477,727 and 17,336,314 shares issued at March 31, 2016 and December 31, 2015, respectively; and 15,818,736 and 15,677,323 shares outstanding at March 31, 2016 and December 31, 2015, respectively	175	173
Additional paid-in capital	124,785	124,619
Retained earnings	11,343	14,134
Accumulated other comprehensive loss	(8,296)	(7,600)
	128,007	131,326
Less: treasury stock at cost, common stock, 1,658,991 shares as of March 31, 2016 and December 31, 2015	(13,150)	(13,150)
Total stockholders’ equity	114,857	118,176
Total liabilities and stockholders’ equity	$218,021	$226,277

See accompanying Notes to Unaudited Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except earnings per share amounts, unaudited)

	Three Months Ended
	March 31,
	2016	2015
Sales:
Product	$15,382	$15,386
Service	24,998	25,919
Net sales	40,380	41,305
Costs and expenses:
Costs of product sales	10,670	10,485
Costs of service sales	12,991	13,260
Research and development	3,783	3,750
Sales, marketing and support	8,658	8,080
General and administrative	7,652	7,638
Total costs and expenses	43,754	43,213
Loss from operations	(3,374)	(1,908)
Interest income	105	148
Interest expense	375	368
Other (expense) income, net	(77)	413
Loss before income tax benefit	(3,721)	(1,715)
Income tax benefit	(930)	(293)
Net loss	$(2,791)	$(1,422)

Net loss per common share
Basic and diluted	$(0.18)	$(0.09)
Weighted average number of common shares outstanding:
Basic and diluted	15,723	15,538

See accompanying Notes to Unaudited Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands, unaudited)

	Three Months Ended
	March 31,
	2016	2015
Net loss	$(2,791)	$(1,422)
Other comprehensive loss, net of tax:
Unrealized gain on available-for-sale securities	—	2
Foreign currency translation adjustment	(676)	(4,835)
Unrealized loss on derivative instruments	(20)	(13)
Other comprehensive loss, net of tax	(696)	(4,846)
Total comprehensive loss	$(3,487)	$(6,268)

See accompanying Notes to Unaudited Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Three Months Ended
	March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(2,791)	$(1,422)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for doubtful accounts	403	502
Depreciation and amortization	3,189	3,129
Deferred income taxes	13	(426)
Loss on sale of fixed assets	256	39
(Gain) loss on derivative instruments	(19)	13
Compensation expense related to stock-based awards and employee stock purchase plan	1,052	958
Unrealized currency translation loss	536	—
Changes in operating assets and liabilities:
Accounts receivable	11,516	734
Inventories	(1,572)	(1,214)
Prepaid expenses and other assets	(1,167)	(565)
Other non-current assets	(525)	(428)
Accounts payable	(1,123)	(813)
Deferred revenue	894	5,418
Accrued expenses	(1,986)	(2,710)
Other long-term liabilities	(38)	(11)
Net cash provided by operating activities	$8,638	$3,204
Cash flows from investing activities:
Capital expenditures	(1,276)	(1,270)
Purchases of marketable securities	(2,306)	(9,625)
Maturities and sales of marketable securities	2,286	3,095
Net cash used in investing activities	$(1,296)	$(7,800)
Cash flows from financing activities:
Repayments of long-term debt	(334)	(324)
Repayments of term note borrowings	(1,219)	(1,219)
Payment of employee restricted stock withholdings	(325)	(344)
Proceeds from stock options exercised and employee stock purchase plan	146	197
Net cash used in financing activities	$(1,732)	$(1,690)
Effect of exchange rate changes on cash and cash equivalents	(131)	(624)
Net increase (decrease) in cash and cash equivalents	5,479	(6,910)
Cash and cash equivalents at beginning of period	22,719	25,289
Cash and cash equivalents at end of period	$28,198	$18,379

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

KVH’s mobile communications service sales represent primarily sales earned from satellite voice and Internet airtime services and from product repairs. KVH provides, for monthly fixed and usage fees, satellite connectivity services, including broadband Internet, data and Voice over Internet Protocol (VoIP) services, to its TracPhone V-series customers. Mobile communications services sales also include the distribution of commercially licensed entertainment, including news, sports, music, and movies to commercial and leisure customers in the maritime, hotel, and retail markets through KVH Media Group (acquired as Headland Media Limited), the media and entertainment service company that KVH acquired on May 11, 2013, and the distribution of training films and e-Learning computer-based training courses to commercial customers in the maritime market through Super Dragon Limited and Videotel Marine Asia Limited (together referred to as Videotel), a maritime training services company that KVH acquired on July 2, 2014. KVH also earns monthly usage fees from third-party satellite connectivity services, including voice, data and Internet services, provided to its Inmarsat and Iridium customers who choose to activate their subscriptions with KVH. Mobile communications service sales also include sales from product repairs and extended warranty sales.

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
The consolidated financial statements have not been audited by the Company's independent registered public accounting firm and include all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations, and cash flows for the periods presented. These consolidated financial statements do not include all disclosures associated with annual financial statements and accordingly should be read in conjunction with the Company’s consolidated financial statements and related notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2015 filed on March 14, 2016 with the Securities and Exchange Commission. The results for the three months ended March 31, 2016 are not necessarily indicative of operating results for the remainder of the year.

Significant Estimates and Assumptions
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of sales and expenses during the reporting periods. As described in the Company's annual report on Form 10-K, the most significant estimates and assumptions by management affect the Company’s revenue recognition, valuation of accounts receivable, valuation of inventory, assumptions used to determine fair value of goodwill and intangible assets, deferred tax assets and related valuation allowance, stock-based compensation, warranty and accounting for contingencies. The Company has reviewed these estimates and determined that these remain the most significant estimates for the three months ended March 31, 2016. There have been no material changes to the significant accounting policies previously disclosed in the Company’s annual report on Form 10-K for the year ended December 31, 2015.
Although the Company regularly assesses these estimates, actual results could differ materially from these estimates. Changes in estimates are recorded in the period in which they become known. The Company bases its estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances.
The Company has accounted for its $19,000 contract received in October 2014 from an international military customer to purchase TACNAV products and services under ASC 605-25, Multiple-Element Arrangements. This contract includes program management and engineering services expected to be delivered through 2017, and hardware shipments fulfilled in 2015 and expected to be fulfilled in 2016, as well as out-year support services. The revenue for these services is recognized using the proportional performance accounting method. The Company limits the amount of revenue recognized for delivered elements to the amount that is not contingent on the future delivery of products or services, future performance obligations, or subject to customer-specific return or refund privileges. Total revenue recognized on this contract for the three months ended March 31, 2016 and 2015 was approximately $30 and $300, respectively.

(3)     Recently Announced Accounting Pronouncements

Revenue from Contracts

In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"). ASU 2014-09 represents the culmination of efforts by the FASB and the International Accounting Standards Board to issue a common revenue standard. In April 2015, the FASB voted to defer the effective date of the new revenue recognition standard by one year, which resulted in ASU 2014-09 becoming effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. The Company is currently evaluating the impact of the adoption on its financial position, results of operations and cash flows.

Lease Accounting

In February 2016, the FASB issued its new leases standard, ASU No. 2016-02,  Leases (Topic 842)  ("ASU 2016-02"). ASU 2016-02 is aimed at putting most leases on lessees’ balance sheets, but it would also change aspects of lessor accounting. ASU 2016-02 is effective for public business entities for annual periods beginning after December 15, 2018 and interim periods within that year. As a result, the Company will adopt this standard effective January 1, 2019.  The Company is currently evaluating the impact of the adoption on its financial position, results of operations and cash flows.

Stock Compensation

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). ASU 2016-09 simplifies several aspects of the accounting for employee share-based payment transactions, including accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The guidance is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those years. Early adoption is permitted for all entities. The Company is currently evaluating the impact of the adoption on its financial position, results of operations and cash flows.

There are no other recent accounting pronouncements that have been issued by the FASB that would have a material impact on the financial statements of the Company.

(4)	Marketable Securities
Included in marketable securities as of March 31, 2016 and December 31, 2015 are the following:

March 31, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market mutual funds	$15,551	$—	$—	$15,551
Corporate notes	1,001	—	—	1,001
Certificates of deposit	6,086	—	—	6,086
Total marketable securities designated as available-for-sale	$22,638	$—	$—	$22,638

December 31, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market mutual funds	$13,244	$—	$—	$13,244
United States treasuries	1,002	—	—	1,002
Corporate notes	2,283	1	—	2,284
Certificates of deposit	6,089	—	—	6,089
Total marketable securities designated as available-for-sale	$22,618	$1	$—	$22,619
The amortized costs and fair value of debt securities as of March 31, 2016 and December 31, 2015 are shown below by effective maturity. Effective maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

March 31, 2016	Amortized Cost	Fair Value
Due in less than one year	$4,585	$4,585
Due after one year and within two years	2,502	2,502
	$7,087	$7,087
December 31, 2015	Amortized Cost	Fair Value
Due in less than one year	$5,515	$5,516
Due after one year and within two years	3,859	3,859
	$9,374	$9,375
Interest income from marketable securities was $20 and $30 during the three months ended March 31, 2016 and 2015, respectively.

(5)     Stock-Based Compensation
(a) Stock Equity and Incentive Plan
The Company recognizes stock-based compensation in accordance with the provisions of ASC Topic 718, Compensation--Stock Compensation. Stock-based compensation expense was $1,040 and $958 for the three months ended March 31, 2016 and 2015, respectively. As of March 31, 2016, there was $1,465 of total unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted-average period of 2.33 years. As of March 31, 2016, there was $6,450 of total unrecognized compensation expense related to restricted stock awards, which is expected to be recognized over a weighted-average period of 3.07 years.
The Company granted 379 and 163 restricted stock awards to employees under the terms of the Amended and Restated 2006 Stock Incentive Plan during the three months ended March 31, 2016 and 2015, respectively. The restricted stock awards vest ratably over four years from the date of grant subject to the recipient remaining employed through the applicable vesting dates. Compensation expense for restricted stock awards is measured at fair value on the date of grant based on the number of shares granted and the quoted market closing price of the Company’s common stock. Such value is recognized as expense over the vesting period of the award, net of estimated forfeitures.

The Company granted 60 and 95 stock options to employees under the terms of the Amended and Restated 2006 Stock Incentive Plan during the three months ended March 31, 2016 and 2015, respectively.
The fair value of stock options granted during the three months ended March 31, 2016 and 2015 was estimated as of the date of grant using the Black-Scholes option-pricing model. The weighted-average fair value per share for all options granted during the three months ended March 31, 2016 and 2015 was $8.53 and $12.76, respectively. The weighted-average assumptions used to value options as of their grant date were as follows:

	Three Months Ended March 31,
	2016	2015
Risk-free interest rate	1.43%	1.54%
Expected volatility	38.22%	44.30%
Expected life (in years)	4.17	4.18
Dividend yield	0%	0%

Subject to stockholder approval at the Company's 2016 Annual Meeting of Stockholders, the Board of Directors has approved a 2016 Equity and Incentive Plan, which would reserve 3,000 shares of common stock for issuance under such plan, plus certain additional shares in respect of outstanding awards that may be forfeited, canceled, reacquired by the Company, or terminated.

(b) Employee Stock Purchase Plan

Under the terms of the Company’s Amended and Restated Employee Stock Purchase Plan (ESPP), eligible employees can elect to have up to six percent of their pre-tax compensation withheld to purchase shares of the Company's common stock through six-month offering periods. The ESPP allows eligible employees to purchase the Company’s common stock at 85% of the market price at the end of each offering period. As of March 31, 2016, the Company is authorized to issue up to 650 shares of common stock under the ESPP and substantially all of those shares had been issued. Subject to stockholder approval at the Company's 2016 Annual Meeting of Stockholders, the Board of Directors has approved an amendment to the ESPP that authorizes the issuance of an additional 1,000 shares under the plan, changes the offering price to 85% of the fair market value of the Company's common stock on the first or last day of the offering period, whichever is less, and makes certain other changes to the terms of the plan. The Company recorded compensation charges of $13 and $14 for the three months ended March 31, 2016 and 2015, related to the ESPP.

(6)     Net Loss per Common Share

Basic net loss per share is calculated based on the weighted average number of common shares outstanding during the period. Diluted net loss per share incorporates the dilutive effect of common stock equivalent options, warrants and other convertible securities, if any, as determined with the treasury stock accounting method. For the three months ended March 31, 2016 and 2015, since there was a net loss, the Company excluded all outstanding stock options and non-vested restricted shares from its diluted loss per share calculation, as inclusion of these securities would have reduced the net loss per share.
A reconciliation of the basic and diluted weighted average common shares outstanding is as follows:

	Three Months Ended
	March 31,
	2016	2015
Weighted average common shares outstanding—basic	15,723	15,538
Dilutive common shares issuable in connection with stock plans	—	—
Weighted average common shares outstanding—diluted	15,723	15,538

(7)     Inventories
Inventories are stated at the lower of cost or market using the first-in first-out costing method. Inventories as of March 31, 2016 and December 31, 2015 include the costs of material, labor, and factory overhead. Components of inventories consist of the following:

	March 31, 2016	December 31, 2015
Raw materials	$13,605	$12,833
Work in process	2,383	2,778
Finished goods	7,166	5,978
	$23,154	$21,589

(8)     Product Warranty
The Company’s products carry standard limited warranties that range from one to two years and vary by product. The warranty period begins on the date of retail purchase or lease by the original purchaser. The Company accrues estimated product warranty costs at the time of sale and any additional amounts are recorded when such costs are probable and can be reasonably estimated. Factors that affect the Company’s warranty liability include the number of units sold or leased, historical and anticipated rates of warranty repairs and the cost per repair. Warranty and related costs are reflected within sales, marketing and support in the accompanying consolidated statements of operations. As of March 31, 2016 and December 31, 2015, the Company had accrued product warranty costs of $2,075 and $1,880, respectively.
The following table summarizes product warranty activity during 2016 and 2015:

	Three Months Ended
	March 31,
	2016	2015
Beginning balance	$1,880	$1,853
Charges to expense	528	57
Costs incurred	(333)	(196)
Ending balance	$2,075	$1,714

(9)     Debt
Long-term debt consists of the following:

	March 31, 2016	December 31, 2015
Term note	$57,687	$58,906
Mortgage loan	3,075	3,114
Equipment loan	2,376	2,672
Total	63,138	64,692
Less amounts classified as current	7,055	6,638
Long-term debt, excluding current portion	$56,083	$58,054
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
Borrowings under the Revolver are subject to the satisfaction of numerous conditions precedent at the time of each borrowing, including the continued accuracy of the Company’s representations and warranties and the absence of any default under the Credit Agreement. As of March 31, 2016, there were no borrowings outstanding under the Revolver.
The Credit Agreement contains two financial covenants, a Maximum Consolidated Leverage Ratio and a Minimum Consolidated Fixed Charge Coverage Ratio, each as defined in the Credit Agreement. In September 2015, the Maximum Consolidated Leverage Ratio was increased from 1.00:1.00 to 1.75:1.00 for September 30, 2015, 1.50:1.00 for December 31, 2015, and 1.25:1.00 for March 31, 2016 and each fiscal quarter thereafter. The Minimum Consolidated Fixed Charge Coverage Ratio may not be less than 1.25:1.00. The Company was in compliance with these financial ratio debt covenants as of March 31, 2016.
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

Mortgage Loan
On April 6, 2009, the Company entered into a mortgage loan in the amount of $4,000 related to its headquarters facility in Middletown, Rhode Island. On June 9, 2011, the Company entered into an amendment to the mortgage loan. The loan term is ten years, with a principal amortization of 20 years, and the interest rate will be a rate per year adjusted periodically based on a defined interest period equal to the BBA LIBOR Rate plus 2.00 percentage points. Land, building and improvements with an approximate carrying value of $5,000 as of March 31, 2016 secure the mortgage loan. The monthly mortgage payment is approximately $13 plus interest and increases in increments of approximately $1 each year throughout the life of the mortgage. Due to the difference in the term of the loan and amortization of the principal, a balloon payment of $2,551 is due on April 1, 2019. The loan contains one financial covenant, a Fixed Charge Coverage Ratio, which applies in the event that the Company's consolidated cash, cash equivalents and marketable securities balance falls below $25,000 at any time. As the Company's consolidated cash, cash equivalents, and marketable securities balance was above the minimum threshold throughout the three months ended March 31, 2016, the Fixed Charge Coverage Ratio did not apply. Under the mortgage loan the Company may prepay its outstanding loan balance subject to certain early termination charges as defined in the mortgage loan agreement. If the Company were to default on its mortgage loan, the land, building and improvements would be used as collateral. As discussed in Note 17 to the consolidated financial statements, effective April 1, 2010, in order to reduce the volatility of cash outflows that arise from changes in interest rates, the Company entered into two interest rate swap agreements that are intended to hedge its mortgage interest obligations by fixing the interest rates specified in the mortgage loan to 5.91% for half of the principal amount outstanding and 6.07% for the remaining half of the principal amount outstanding as of April 1, 2010 until the mortgage loan expires on April 16, 2019.
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

The following table summarizes information regarding the Company’s operations by geographic segment:

	Sales Originating From
Three months ended March 31, 2016	Americas	Europe and Asia	Total
Mobile communication sales to the United States	$20,717	$527	$21,244
Mobile communication sales to Canada	347	190	537
Mobile communication sales to Europe	198	8,084	8,282
Mobile communication sales to other geographic areas	875	3,518	4,393
Guidance and stabilization sales to the United States	2,246	—	2,246
Guidance and stabilization sales to Canada	1,776	—	1,776
Guidance and stabilization sales to Europe	869	—	869
Guidance and stabilization sales to other geographic areas	1,033	—	1,033
Intercompany sales	1,770	653	2,423
Subtotal	29,831	12,972	42,803
Eliminations	(1,770)	(653)	(2,423)
Net sales	$28,061	$12,319	$40,380
Segment net loss	$(2,507)	$(284)	$(2,791)
Depreciation and amortization	$1,226	$1,963	$3,189
Total assets	$135,346	$82,675	$218,021

	Sales Originating From
Three months ended March 31, 2015	Americas	Europe and Asia	Total
Mobile communication sales to the United States	$22,046	$435	$22,481
Mobile communication sales to Canada	255	16	271
Mobile communication sales to Europe	98	5,039	5,137
Mobile communication sales to other geographic areas	1,334	7,020	8,354
Guidance and stabilization sales to the United States	1,085	—	1,085
Guidance and stabilization sales to Canada	2,210	—	2,210
Guidance and stabilization sales to Europe	847	—	847
Guidance and stabilization sales to other geographic areas	920	—	920
Intercompany sales	1,168	798	1,966
Subtotal	29,963	13,308	43,271
Eliminations	(1,168)	(798)	(1,966)
Net sales	$28,795	$12,510	$41,305
Segment net loss	$(1,154)	$(268)	$(1,422)
Depreciation and amortization	$1,176	$1,953	$3,129
Total assets	$142,814	$82,307	$225,121

(11)     Legal Matters

From time to time, the Company is involved in litigation incidental to the conduct of its business. In the ordinary course of business, the Company is a party to inquiries, legal proceedings and claims including, from time to time, disagreements with vendors and customers.

In March 2015, Advanced Media Networks, L.L.C., or AMN, filed suit in the United States District Court for the District of Rhode Island against us for allegedly infringing two of its patents, seeking unspecified monetary damages and other relief.  The Company settled the claim for a cash payment. The Company accrued the settlement of this claim as of December 31, 2015 and made this cash payment to AMN in January 2016.

(12)     Share Buyback Program
On November 26, 2008, the Company’s Board of Directors authorized a program to repurchase up to 1,000 shares of the Company’s common stock. As of March 31, 2016, 341 shares of the Company’s common stock remain available for repurchase under the authorized program. The repurchase program is funded using the Company’s existing cash, cash equivalents, marketable securities and future cash flows. Under the repurchase program, the Company, at management’s discretion, may repurchase shares on the open market from time to time, in privately negotiated transactions or block transactions, or through an accelerated repurchase agreement. The timing of such repurchases depends on availability of shares, price, market conditions, alternative uses of capital, and applicable regulatory requirements. The program may be modified, suspended or terminated at any time without prior notice. The repurchase program has no expiration date. There were no other repurchase programs outstanding during the three months ended March 31, 2016 and no repurchase programs expired during the period.
During the three months ended March 31, 2016 and 2015, the Company did not repurchase any shares of its common stock.

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

The following tables present financial assets and liabilities at March 31, 2016 and December 31, 2015 for which the Company measures fair value on a recurring basis, by level, within the fair value hierarchy:

March 31, 2016	Total	Level 1	Level 2	Level 3	Valuation Technique
Assets
Money market mutual funds	$15,551	$15,551	$—	$—	(a)
Corporate notes	1,001	—	1,001	—	(a)
Certificates of deposit	6,086	6,086	—	—	(a)
Liabilities
Interest rate swaps	258	—	258	—	(b)

December 31, 2015	Total	Level 1	Level 2	Level 3	Valuation Technique
Assets
Money market mutual funds	$13,244	$13,244	$—	$—	(a)
United States treasuries	1,002	1,002	—	—	(a)
Corporate notes	2,284	—	2,284	—	(a)
Certificates of deposit	6,089	6,089	—	—	(a)
Liabilities
Interest rate swaps	238	—	238	—	(b)
Certain financial instruments are carried at cost on the consolidated balance sheets, which approximates fair value due to their short-term, highly liquid nature. These instruments include cash and cash equivalents, accounts receivable, accounts payable and accrued expenses.

Assets Measured and Recorded at Fair Value on a Nonrecurring Basis

The Company's non-financial assets and liabilities, such as goodwill, intangible assets and other long-lived assets resulting from business combinations, are measured at fair value using income approach valuation methodologies at the date of acquisition and subsequently re-measured if there are indicators of impairment identified during a quarter or if an impairment is identified during the annual goodwill test. There were no indicators of impairment identified during the three months ended March 31, 2016. As of March 31, 2016, the Company did not have any other non-financial assets or liabilities that were carried at fair value on a recurring basis in the consolidated financial statements or for which a fair value measurement was required.
(14)     Acquisition
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
The Share Purchase Agreement contains certain representations, warranties, covenants and indemnification provisions. The Share Purchase Agreement provides that 10% of the purchase price would be held in escrow for a period of approximately 21 months after the closing in order to satisfy valid indemnification claims that KMG UK could have asserted for specified breaches of representations, warranties and covenants. The escrow and holdback amounts of approximately $6,000 were fully funded to the escrow account during the first quarter of 2015. In April 2016, approximately $600 of the $4,400 total escrow funds were released to the Company to cover post-completion accounts receivable write-offs and the balance was released to the seller. The holdback of approximately $1,600 is expected to be released in the third quarter of 2016.

(15)     Goodwill and Intangible Assets

Goodwill
The following table sets forth the changes in the carrying amount of goodwill for the three months ended March 31, 2016:

Amounts
Balance at December 31, 2015	$36,747
Foreign currency translation adjustment	(967)
Balance at March 31, 2016	$35,780

The Company performed its annual goodwill impairment test as of August 31, 2015, as defined by ASC Topic 350, Intangibles—Goodwill and Other (ASC 350). ASC 350 requires that the impairment test be performed through the application of a two-step process. The first step compares the carrying value of the Company’s reporting units to their estimated fair values as of the test date. If fair value is less than carrying value, a second step is performed to quantify the amount of the impairment, if any. As of August 31, 2015, the Company performed its annual impairment test for goodwill at the reporting unit level and, after conducting the first step, determined that it was not necessary to conduct the second step as it concluded that the fair value of its reporting units exceeded their carrying value. Accordingly, the Company determined no adjustment to goodwill was necessary.
Intangible Assets
The changes in the carrying amount of intangible assets during the three months ended March 31, 2016 are as follows:

Amounts
Balance at December 31, 2015	$26,755
Amortization expense	(1,283)
Foreign currency translation adjustment	(774)
Balance at March 31, 2016	$24,698
Intangible assets arose from an acquisition made prior to 2013, the acquisition of KVH Media Group (acquired as Headland Media Limited) in May 2013 and the acquisition of Videotel in July 2014. Intangibles arising from the acquisition made prior to 2013 are being amortized on a straight-line basis over an estimated useful life of 7 years. Intangibles arising from the acquisition of KVH Media Group are being amortized on a straight-line basis over the estimated useful life of: (i) 10 years for acquired subscriber relationships, (ii) 15 years for distribution rights, (iii) 3 years for internally developed software and (iv) 2 years for proprietary content. Intangibles arising from the acquisition of Videotel are being amortized on a straight-line basis over the estimated useful life of: (i) 8 years for acquired subscriber relationships, (ii) 5 years for favorable leases, (iii) 4 years for internally developed software and (iv) 5 years for proprietary content. The intangibles arising from the KVH Media Group and Videotel acquisitions were recorded in pounds sterling and fluctuations in exchange rates could cause these amounts to increase or decrease from time to time.
Acquired intangible assets are subject to amortization. The following table summarizes acquired intangible assets at March 31, 2016 and December 31, 2015, respectively:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
March 31, 2016
Subscriber relationships	$18,727	$4,956	$13,771
Distribution rights	4,623	970	3,653
Internally developed software	2,422	1,399	1,023
Proprietary content	8,634	3,287	5,347
Intellectual property	2,283	1,811	472
Favorable lease	682	250	432
	$37,371	$12,673	$24,698
December 31, 2015
Subscriber relationships	$19,161	$4,426	$14,735
Distribution rights	4,736	895	3,841
Internally developed software	2,457	1,244	1,213
Proprietary content	8,812	2,879	5,933
Intellectual property	2,283	1,729	554
Favorable lease	696	217	479
	$38,145	$11,390	$26,755

Estimated future amortization expense remaining at March 31, 2016 for intangible assets acquired is as follows:

Year Ending
December 31,
2016	$4,910
2017	4,888
2018	4,319
2019	2,865
2020	2,427
Thereafter	5,289
Total future amortization expense	$24,698
For intangible assets, the Company assesses the carrying value of these assets whenever events or circumstances indicate that the carrying value may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset, or asset group, to the future undiscounted cash flows expected to be generated by the asset, or asset group. There were no events or changes in circumstances during the first quarter of 2016 which indicated that an assessment of the impairment of goodwill and intangible assets was required.

(16)     Business and Credit Concentrations
Significant portions of the Company’s net sales are as follows:

	Three Months Ended
	March 31,
	2016	2015
Net sales to foreign customers outside the U.S. and Canada	37.0%	36.9%

No single customer accounted for 10% or more of consolidated net sales for the first quarter of 2016 or 2015 or accounts receivable at March 31, 2016. The Company had one customer that accounted for 17% of the accounts receivable as of December 31, 2015.

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
As required by ASC Topic 815, Derivatives and Hedging, the Company records all derivatives on the balance sheet at fair value. As of March 31, 2016, the fair value of the derivatives is included in other accrued liabilities and the unrealized loss is included in accumulated other comprehensive loss.
As of March 31, 2016, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivatives	Notional (in thousands)	Asset (Liability)	Effective Date	Maturity Date	Index	Strike Rate
Interest rate swap	$1,537	(125)	April 1, 2010	April 1, 2019	1-month LIBOR	5.91%
Interest rate swap	$1,537	(133)	April 1, 2010	April 1, 2019	1-month LIBOR	6.07%

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Introduction

The statements included in this quarterly report on Form 10-Q, other than statements of historical fact, are forward-looking statements. Examples of forward-looking statements include statements regarding our future financial results, operating results, business strategies, projected costs, products, competitive positions and plans, customer preferences, consumer trends, anticipated product development, and objectives of management for future operations. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” or the negative of these terms or other comparable terminology. Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed in the section entitled “Risk Factors” in Item 1A of Part I of our annual report on Form 10-K for the year ended December 31, 2015. These and many other factors could affect our future financial and operating results, and could cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by us or on our behalf. For example, our expectations regarding certain items as a percentage of sales assume that we will achieve our anticipated sales goals. The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this report.

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
Our mobile communications service sales include sales earned from satellite voice and Internet airtime services, engineering services provided under development contracts, sales from product repairs, and extended warranty sales. Our mobile communications services sales also include our distribution of entertainment, including news, sports, music, and movies to commercial and leisure customers in the maritime, hotel, and retail markets through KVH Media Group (acquired as Headland Media Limited), the media and entertainment service company that we acquired on May 11, 2013, and the distribution of training films and e-Learning computer-based training courses to commercial customers in the maritime market through Super Dragon Limited and Videotel Marine Asia Limited (together referred to as Videotel), a maritime training services company that we acquired on July 2, 2014. We typically recognize revenue from media content sales ratably over the period of the service contract. We provide, for monthly fixed and usage fees, satellite connectivity services for broadband Internet, data and Voice over Internet Protocol (VoIP) service to our TracPhone V-series customers. We also earn monthly usage fees for third-party satellite connectivity for voice, data and Internet services to our Inmarsat and Iridium customers who choose to activate their subscriptions with us. Our service sales have grown as a percentage of total revenue from 24% of our net sales in 2011 to 34% in 2012 to 44% in 2013 to 54% in 2014 to 59% in 2015 and to 62% in the three months ended March 31, 2016, a portion of which is attributable to our acquisitions of the KVH Media Group business in May 2013 and Videotel in July 2014.
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
Our guidance and stabilization service sales include engineering services provided under development contracts, product repairs and extended warranty sales. In October 2014, we entered into a $19.0 million TACNAV product and services contract with an international military customer. This contract includes program management and engineering services expected to be delivered through 2017 and hardware shipments expected to be fulfilled in 2016 as well as out-year support services to be provided as part of this order.

We generate sales primarily from the sale of our mobile communications systems and services and our guidance and stabilization products and services. The following table provides, for the periods indicated, our sales by industry category:

	Three Months Ended
	March 31,
	2016	2015
Mobile communications	$34,456	$36,243
Guidance and stabilization	5,924	5,062
Net sales	$40,380	$41,305

We have historically derived a substantial portion of our sales from sales to customers located outside the United States. Notes 10 and 16 to the consolidated financial statements provide information regarding our sales to specific geographic regions.

Critical Accounting Policies and Significant Estimates
The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, sales and expenses, and related disclosure at the date of our financial statements. Our significant accounting policies are summarized in Note 1 to the consolidated financial statements in our annual report on Form 10-K for the year ended December 31, 2015.
As described in our annual report on Form 10-K for the year ended December 31, 2015, our most critical accounting policies and estimates upon which our consolidated financial statements were prepared were those relating to revenue recognition, valuation of accounts receivable, valuation of inventory, assumptions used to determine fair value of goodwill and intangible assets, deferred tax assets and related valuation allowance, stock-based compensation, warranty and accounting for contingencies. We have reviewed our policies and estimates and determined that these remain our most critical accounting policies and estimates for the three months ended March 31, 2016.
Readers should refer to our annual report on Form 10-K for the year ended December 31, 2015 under “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Critical Accounting Policies and Significant Estimates” for descriptions of these policies and estimates.

Results of Operations
The following table provides, for the periods indicated, certain financial data expressed as a percentage of net sales:

	Three Months Ended
	March 31,
	2016	2015
Sales:
Product	38.1%	37.2%
Service	61.9	62.8
Net sales	100.0	100.0
Cost and expenses:
Costs of product sales	26.4	25.4
Costs of service sales	32.2	32.1
Research and development	9.4	9.1
Sales, marketing and support	21.4	19.6
General and administrative	18.9	18.5
Total costs and expenses	108.3	104.7
Loss from operations	(8.3)	(4.7)
Interest income	0.3	0.4
Interest expense	0.9	0.9
Other (expense) income, net	(0.2)	1.0
Loss before income tax benefit	(9.1)	(4.2)
Income tax benefit	(2.3)	(0.7)
Net loss	(6.8)%	(3.5)%

Three Months Ended March 31, 2016 and 2015
Net Sales
Product sales remained consistent for the three months ended March 31, 2016 and 2015 at $15.4 million. The mix of sales between our guidance and stabilization products and our mobile communications products changed slightly, causing an offsetting impact.

Specifically, sales of our FOG products increased $0.1 million, or 3%, in the three months ended March 31, 2016, as compared to the three months ended March 31, 2015, primarily as a result of increased shipments of FOGs for commercial applications. Sales of our TACNAV products remained flat during the three months ended March 31, 2016 compared to the same period in 2015.

We anticipate that our TACNAV product sales will increase in the second quarter of 2016 relative to the second quarter of 2015; for the full year, we expect that TACNAV product sales will increase compared to 2015, although the timing of shipments under purchase orders we have not yet received is difficult to predict. Although we expect that TACNAV sales will continue to grow over the long term, we expect that sales on a quarter-to-quarter or year-to-year basis will continue to be very uneven. We also expect that our FOG sales will be relatively flat in 2016 compared to 2015.

Mobile communications product sales decreased $0.1 million, or 1%, to $10.7 million for the three months ended March 31, 2016 from $10.8 million for the three months ended March 31, 2015. Sales of marine mobile communications products for the three months ended March 31, 2016 decreased $0.4 million compared to the three months ended March 31, 2015. Sales of our land mobile products increased $0.3 million for the three months ended March 31, 2016 from the same period in 2015. Marine satellite communications sales of our TracPhone V11 and V3 declined due to decreased demand from the offshore oil and gas sector while sales of our V7 product were flat between the two periods.

Mobile communications product sales originating from our European and Asian subsidiaries for the three months ended March 31, 2016 increased $0.2 million, or 7%, compared to the three months ended March 31, 2015. Mobile communications product sales originating from the Americas for the three months ended March 31, 2016 decreased $0.3 million, or 4%, compared to the three months ended March 31, 2015, primarily due to the decline in the oil and gas sector.

Service sales for the three months ended March 31, 2016 decreased $0.9 million, or 4%, to $25.0 million from $25.9 million for the three months ended March 31, 2015. The primary reasons for the decrease were a $0.5 million decrease in our advanced media services revenue, which resulted primarily from exchange rate weaknesses arising from e-Learning and maritime safety media sales recorded in pounds sterling, a $0.2 million decrease in Inmarsat service sales, a $0.2 million decrease in mini-VSAT Broadband airtime service sales, and a $0.1 million decrease in contracted engineering services.

We expect that our mini-VSAT services sales will continue to grow in 2016, primarily from an overall increase in our mini-VSAT Broadband customer base. It is possible that the rate of growth will decline in 2016 as a result of the difficult market conditions faced by our commercial maritime customers, especially those in the oil and gas industry. We expect that content and service sales such as IP-MobileCast will increase in 2016 as we sell to both new and existing customers. We do not expect to see any meaningful increase in contracted engineering services in 2016.

Costs of Sales

For the three months ended March 31, 2016, costs of product sales increased by $0.2 million, or 2%, to $10.7 million from $10.5 million for the three months ended March 31, 2015. The increase resulted from the change in product mix.

Costs of service sales decreased by $0.3 million, or 2%, to $13.0 million for the three months ended March 31, 2016 from $13.3 million for the three months ended March 31, 2015. The primary reason for the decrease was a $0.2 million decrease associated with the decrease in Inmarsat service sales.

Gross margin from product sales for the three months ended March 31, 2016 decreased to 31% as compared to 32% for the three months ended March 31, 2015. The decrease in our gross margin from product sales was primarily due to an increase in sales of our land mobile products discussed above, which generally have lower margins than our other mobile communications products.

Gross margin from service sales for the three months ended March 31, 2016 was 48% as compared to 49% for the three months ended March 31, 2015. The gross margin from airtime service sales increased to 36% from 35% in the prior year period, primarily due to the increase in metered plans. This increase was more than offset by a decrease in content and service sales gross margin, which fell from 70% in the first quarter of 2015 to 68% in the first quarter of 2016, most of which was attributable to the type of non-recurring engineering services performed in the two periods.

We expect that our mini-VSAT Broadband service revenue will increase in 2016, and we anticipate a modest year-over-year increase in our mini-VSAT Broadband gross margin percentage from that achieved in 2015.

Operating Expenses

Research and development expense remained consistent for the three months ended March 31, 2016 and March 31, 2015 at $3.8 million. As a percentage of net sales, research and development expense for the three months ended March 31, 2016 and 2015 was 9%.

We expect that research and development expense will be relatively flat year-over-year.

Sales, marketing and support expense for the three months ended March 31, 2016 increased by $0.6 million, or 7%, to $8.7 million from $8.1 million for the three months ended March 31, 2015. The primary reasons for the increase in 2016 were a $0.4 million increase in warranty expense mainly related to our V11 TracPhone products, a $0.2 million increase in U.S-based employee compensation, a $0.2 million increase in international support expenses, and a $0.1 million increase in trade show costs, partially offset by a $0.2 million decrease in bad debt expense and a $0.1 million decrease in external commissions. As a percentage of net sales, sales, marketing and support expense for the three months ended March 31, 2016 was 21% as compared to 20% for the three months ended March 31, 2015.

We expect that sales, marketing and support expense will continue to increase year-over-year, primarily driven by the additional third-party commission expenses for anticipated higher TACNAV product sales.

General and administrative expense remained consistent for the three months ended March 31, 2016 and 2015. As a percentage of net sales, general and administrative expense for the three months ended March 31, 2016 was 19% as compared to 18% for the three months ended March 31, 2015. The increase resulted from the decrease in net sales.

We expect that general and administrative expense will modestly increase year-over-year, primarily driven by inflationary compensation expenses.

Interest and Other Income, Net

Interest income and interest expense remained consistent for the three months ended March 31, 2016 and 2015 at $0.1 million and $0.4 million, respectively. Other (expense) income, net for the three months ended March 31, 2016 decreased by $0.5 million to other expense of $0.1 million from other income of $0.4 million for the three months ended March 31, 2015. The primary reason for the increase in expense was foreign currency exchange losses primarily associated with our U.K. operations.

Income Tax Benefit

Income tax benefit for the three months ended March 31, 2016 was $0.9 million as compared to $0.3 million for the three months ended March 31, 2015.
Backlog
Backlog is not a meaningful indicator for predicting revenue in future periods. Commercial resellers for our mobile satellite communications products and FOG products do not carry extensive inventories and rely on us to ship products quickly. Generally due to the rapid delivery of our commercial products, our backlog for those products is not significant.
Our backlog for all products and services was approximately $20.7 million and $19.8 million as of March 31, 2016 and December 31, 2015, respectively. As of March 31, 2016, $17.9 million of our backlog was scheduled for fulfillment in 2016, $2.2 million was scheduled for fulfillment in 2017, and $0.6 million was scheduled for fulfillment in 2018 through 2025.
Backlog consists of orders evidenced by written agreements and specified delivery dates for customers who are acceptable credit risks. We do not include satellite connectivity service sales in our backlog even though many of our satellite connectivity customers have signed annual or multi-year service contracts providing for a fixed monthly fee. Military orders included in backlog are generally subject to cancellation for the convenience of the customer. When orders are canceled, we generally recover actual costs incurred through the date of cancellation and the costs resulting from termination. As of March 31, 2016, our backlog included approximately $14.3 million in orders that are subject to cancellation for convenience by the customer. Individual orders for guidance and stabilization products are often large and may require procurement of specialized long-lead components and allocation of manufacturing resources. The complexity of planning and executing larger orders generally requires customers to order well in advance of the required delivery date, resulting in backlog.
Liquidity and Capital Resources
We have generally funded our operations primarily from operating cash flows, bank financings and proceeds received from exercises of stock options. As of March 31, 2016, we had $50.8 million in cash, cash equivalents, and marketable securities, of which $11.5 million in cash and cash equivalents was held in local currencies by our foreign subsidiaries. Our foreign subsidiaries held no marketable securities as of March 31, 2016. As of March 31, 2016, we had $70.7 million in working capital.
Net cash provided by operations was $8.6 million for the three months ended March 31, 2016 compared to net cash provided by operations of $3.2 million for the three months ended March 31, 2015. The $5.4 million increase in cash provided by operations was primarily due to a $10.8 million increase in cash inflows relating to accounts receivable, a $1.2 million increase in non-cash items, and a $0.7 million decrease in cash outflows relating to accrued expenses. Partially offsetting the increase in cash inflows were a $4.5 million decrease in cash inflows relating to deferred revenue, a $1.4 million increase in net loss, and a $0.6 million increase in cash outflows related to prepaid expenses and other assets.
Net cash used in investing activities was $1.3 million for the three months ended March 31, 2016 compared to net cash used in investing activities of $7.8 million for the three months ended March 31, 2015. The decrease of $6.5 million is the result of a decrease in our net investment in marketable securities.
Net cash used in financing activities was $1.7 million for the three months ended March 31, 2016 compared to net cash used in financing activities of $1.7 million for the three months ended March 31, 2015. Net cash used in financing activities primarily consists of repayments of our term loan we undertook in connection with the acquisition of Videotel in July 2014 and other long-term debt as well as the excess tax benefit on stock-based awards.

Borrowing Arrangements
Principal Credit Facility
As of March 31, 2016, there was $57.7 million in aggregate principal amount outstanding under our principal credit facility. On July 1, 2014, we entered into a five-year senior credit agreement with Bank of America, N.A., as administrative agent, and the lenders named from time to time as parties thereto, for an aggregate amount of up to $80.0 million, including a revolving credit facility of up to $15.0 million and a term loan of $65.0 million to be used for general corporate purposes, including both the refinancing of the $30.0 million of indebtedness then outstanding under our former credit facility and permitted acquisitions. We also entered into a security agreement with respect to our grant of a security interest in substantially all of our assets in order to secure our obligations under the credit agreement and the related notes and pledge agreements with respect to our grant of a security interest in 65% of the capital stock of each of KVH Industries A/S and KVH Industries U.K. Limited held by us in order to secure our obligations under the credit agreement and the notes. We made certain amendments to the credit agreement in June and September 2015.
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
Borrowings under the revolver are subject to the satisfaction of numerous conditions precedent at the time of each borrowing, including the continued accuracy of our representations and warranties and the absence of any default under the credit agreement. As of March 31, 2016, there were no borrowings outstanding under the revolver.
The credit agreement contains two financial covenants, a Maximum Consolidated Leverage Ratio and a Minimum Consolidated Fixed Charge Coverage Ratio, each as defined in the credit agreement. In September 2015, the Maximum Consolidated Leverage Ratio was increased from 1.00:1.00 to 1.75:1.00 for September 30, 2015, 1.50:1.00 for December 31, 2015, and 1.25:1.00 for March 31, 2016 and each fiscal quarter thereafter. The Minimum Consolidated Fixed Charge Coverage Ratio may not be less than 1.25:1.00. We were in compliance with these financial ratio debt covenants as of March 31, 2016.
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
Mortgage Loan
On April 6, 2009, we entered into a mortgage loan in the amount of $4.0 million related to our headquarters facility in Middletown, Rhode Island. On June 9, 2011, we entered into an amendment to the mortgage loan. The loan term is ten years, with a principal amortization of 20 years, and the interest rate will be a rate per year adjusted periodically based on a defined interest period equal to the BBA LIBOR Rate plus 2.00 percentage points. Land, building and improvements with an approximate carrying value of approximately $5.0 million as of March 31, 2016 secure the mortgage loan. The monthly mortgage payment is approximately $13,000, plus interest and increases in increments of $1,000 each year throughout the life of the mortgage. Due to the difference in the term of the loan and amortization of the principal, a balloon payment of $2.6 million is due on April 1, 2019. The loan contains one financial covenant, a Fixed Charge Coverage Ratio, which applies in the event that our consolidated cash, cash equivalents, and marketable securities balance falls below $25.0 million at any time. As our consolidated cash, cash equivalents and marketable securities balance was above $25.0 million for the three months ended March 31, 2016, the Fixed Charge Coverage Ratio did not apply. Under the mortgage loan we may prepay our outstanding loan balance subject to certain early termination charges as defined in the mortgage loan agreement. If we were to default on our mortgage loan, the land, building and improvements would be used as collateral. As discussed in Note 17 to the consolidated financial statements, effective April 1, 2010, in order to reduce the volatility of cash outflows that arise from changes in interest rates, we entered into two interest rate swap agreements that are intended to hedge our mortgage interest obligations by fixing the interest rates specified in the mortgage loan to 5.9% for half of the principal amount outstanding and 6.1% for the remaining half of the principal amount outstanding as of April 1, 2010 until the mortgage loan expires on April 16, 2019.
Other Matters
We intend to continue to invest in the mini-VSAT Broadband network on a global basis. As part of the future potential capacity expansion, we would plan to seek to acquire additional satellite capacity from satellite operators, expend funds to seek regulatory approvals and permits, develop product enhancements in anticipation of the expansion, and hire additional personnel. In addition, in December 2011, we entered into a five-year agreement to lease satellite capacity from a satellite operator, effective February 1, 2012, and in 2012 we also purchased three satellite hubs to support this added capacity. The total cost of the five-year satellite capacity agreement, the satellite hubs, and teleport services is approximately $12.2 million, of which approximately $2.7 million related to the total cost of the three hubs. On January 30, 2013, we borrowed $4.7 million from a bank and pledged as collateral six satellite hubs and related equipment, including the three hubs purchased in 2012. The term of the equipment loan is five years, and the loan bears interest at a fixed rate of 2.76% per annum. The monthly payment is approximately $83,000, including interest expense. On December 30, 2013, we borrowed $1.2 million from a bank and pledged as collateral one satellite hub and related equipment. The term of the equipment loan is five years, and the loan bears interest at a fixed rate of 3.08% per annum. The monthly payment is approximately $21,000, including interest expense.
On November 26, 2008, our Board of Directors authorized a program to repurchase up to one million shares of our common stock. The share repurchase program is funded using our existing cash, cash equivalents, marketable securities and future cash flows. As of March 31, 2016, 341,000 shares of our common stock remain available for repurchase under the program. We did not purchase any shares of our common stock in the three months ended March 31, 2016.
As of March 31, 2016, we held $50.8 million in cash, cash equivalents and marketable securities. We believe that our cash, cash equivalents and marketable securities, together with our other working capital and cash flows from operations, will be adequate to meet planned operating and capital requirements through at least the next twelve months. However, as the need or opportunity arises, we may seek to raise additional capital through public or private sales of securities or through additional debt financing. There are no assurances that we will be able to obtain any additional funding or that such funding will be available on terms acceptable to us.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our primary market risk exposures are interest rate risk and foreign currency exchange rate risk.
We are exposed to changes in interest rates because we finance certain operations through fixed and variable rate debt instruments.
We had $57.7 million in borrowings outstanding at March 31, 2016, at an interest rate equal to the LIBOR Daily Floating Rate plus 1.50% under our variable-rate credit facility. For more information regarding our credit facility, see Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Borrowing Arrangements. A hypothetical 10% increase or decrease in interest rates would have approximately a $0.1 million impact on our annual interest expense based on the $57.7 million outstanding at March 31, 2016 with an interest rate of 2.19%.
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
We are exposed to currency exchange rate fluctuations related to our subsidiary operations in the United Kingdom, Denmark, Norway, Brazil, Singapore, Hong Kong, Cyprus, Japan, Belgium, and the Netherlands. Certain transactions in these locations are made in the local currency, yet are reported in the U.S. dollar. For foreign currency exposures existing at March 31, 2016, a 10% unfavorable movement in the foreign exchange rates for our subsidiary locations would not expose us to material losses in earnings or cash flows.
From time to time, we have purchased foreign currency forward contracts. These forward contracts are intended to offset the impact of exchange rate fluctuations on cash flows of our foreign subsidiaries. Foreign exchange contracts are accounted for as cash flow hedges and are recorded on the balance sheet at fair value until executed. Changes in the fair value are recognized in earnings. We did not enter into any such contracts during the three months ended March 31, 2016.
The primary objective of our investment activities is to preserve principal and maintain liquidity, while at the same time maximizing income. We have not entered into any instruments for trading purposes. Some of the securities that we invest in may have market risk. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities that can include United States treasuries, certificates of deposit, investment grade asset-backed corporate securities, money market mutual funds, municipal bonds, and government agency and non-government debt securities. As of March 31, 2016, a hypothetical 100 basis-point increase in interest rates would have resulted in an immaterial decrease in the fair value of our investments that had maturities of greater than one year. Due to the conservative nature of our investments and the relatively short duration of their maturities, we believe this interest rate risk is substantially mitigated. As of March 31, 2016, 65% of the $22.6 million classified as available-for-sale marketable securities will mature or reset within one year. Accordingly, long-term interest rate risk is not considered material for our investment activities. We did not invest in any financial instruments denominated in foreign currencies as of March 31, 2016.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2016, the end of the period covered by this interim report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2016.
Changes in Internal Control over Financial Reporting
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated changes in our internal control over financial reporting that occurred during the first quarter of 2016. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer did not identify any change in our internal control over financial reporting during the first quarter of 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

In March 2015, Advanced Media Networks, L.L.C., or AMN, filed suit in the United States District Court for the District of Rhode Island against us for allegedly infringing two of its patents, seeking unspecified monetary damages and other relief.  We settled the claim for a cash payment. We accrued the settlement of the claim as of December 31, 2015 and made the cash payment to AMN in January 2016.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On November 26, 2008, our Board of Directors authorized a program to repurchase up to one million shares of our common stock. As of March 31, 2016, 341,000 shares of common stock remain available for repurchase under the program. The repurchase program is funded using our existing cash, cash equivalents, marketable securities, and future cash flows. Under the repurchase program, at management’s discretion, we may repurchase shares on the open market from time to time, in privately negotiated transactions or block transactions, or through an accelerated repurchase agreement. The timing of such repurchases depends on availability of shares, price, market conditions, alternative uses of capital, and applicable regulatory requirements. The program may be modified, suspended or terminated at any time without prior notice. The repurchase program has no expiration date. There were no other repurchase programs outstanding during the three months ended March 31, 2016, and no repurchase programs expired during the period.
In the three months ended March 31, 2016, we did not repurchase any shares of our common stock.

ITEM 6.    EXHIBITS
Exhibits:

Exhibit No.	Description	Filed with this Form 10-Q	Incorporated by Reference
			Form	Filing Date	Exhibit No.
3.1	Amended and Restated Certificate of Incorporation, as amended		10-Q	August 6, 2010	3.1

3.2	Amended and Restated Bylaws		8-K	April 30, 2014	3.1

4.1	Specimen certificate for the common stock		S-1/A	March 22, 1996	4.1

31.1	Rule 13a-14(a)/15d-14(a) certification of principal executive officer	X

31.2	Rule 13a-14(a)/15d-14(a) certification of principal financial officer	X

32.1	Section 1350 certification of principal executive officer and principal financial officer	X

101
The following financial information from KVH Industries, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets (unaudited), (ii) the Consolidated Statements of Operations (unaudited), (iii) the Consolidated Statements of Comprehensive Loss (unaudited), (iv) the Consolidated Statements of Cash Flows (unaudited), and (v) the Notes to Consolidated Financial Statements (unaudited).
		X

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 10, 2016

KVH Industries, Inc.

By:	/s/ PETER A. RENDALL
Peter A. Rendall
(Duly Authorized Officer and Chief Financial Officer)

Exhibit Index

Exhibit No.	Description	Filed with this Form 10-Q	Incorporated by Reference
			Form	Filing Date	Exhibit No.
3.1	Amended and Restated Certificate of Incorporation, as amended		10-Q	August 6, 2010	3.1

3.2	Amended and Restated Bylaws		8-K	April 30, 2014	3.1

4.1	Specimen certificate for the common stock		S-1/A	March 22, 1996	4.1

31.1	Rule 13a-14(a)/15d-14(a) certification of principal executive officer	X

31.2	Rule 13a-14(a)/15d-14(a) certification of principal financial officer	X

32.1	Section 1350 certification of principal executive officer and principal financial officer	X

101
The following financial information from KVH Industries, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets (unaudited), (ii) the Consolidated Statements of Operations (unaudited), (iii) the Consolidated Statements of Comprehensive Loss (unaudited), (iv) the Consolidated Statements of Cash Flows (unaudited), and (v) the Notes to Consolidated Financial Statements (unaudited).
		X