Form 10-Q
period 2016-06-30
KVH INDUSTRIES INC \DE\
filed 2016-08-05
CIK 1007587

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2016
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Date	Class	Outstanding shares
August 3, 2016	Common Stock, par value $0.01 per share	16,509,302

KVH INDUSTRIES, INC. AND SUBSIDIARIES
Form 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1.    Financial Statements
KVH INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30, 2016	December 31, 2015
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$24,786	$22,719
Marketable securities	22,659	22,619
Accounts receivable, net of allowance for doubtful accounts of $3,908 and $3,534 as of June 30, 2016 and December 31, 2015, respectively	32,588	43,895
Inventories	21,700	21,589
Prepaid expenses and other assets	5,595	4,271
Total current assets	107,328	115,093
Property and equipment, less accumulated depreciation of $46,924 and $43,202 as of June 30, 2016 and December 31, 2015, respectively	38,125	39,900
Intangible assets, less accumulated amortization of $13,923 and $11,390 as of June 30, 2016 and December 31, 2015, respectively	21,879	26,755
Goodwill	33,645	36,747
Other non-current assets	4,401	3,096
Non-current deferred income tax asset	3,794	4,686
Total assets	$209,172	$226,277
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,500	$8,975
Accrued compensation and employee-related expenses	5,398	6,588
Accrued other	8,319	13,516
Accrued product warranty costs	2,227	1,880
Deferred revenue	6,408	5,962
Current portion of long-term debt	7,472	6,638
Total current liabilities	39,324	43,559
Other long-term liabilities	1,200	1,391
Long-term debt, excluding current portion	54,109	58,054
Non-current deferred income tax liability	4,297	5,097
Total liabilities	$98,930	$108,101
Commitments and contingencies (Notes 2, 9 and 11)
Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 1,000,000 shares; none issued	—	—
Common stock, $0.01 par value. Authorized 30,000,000 shares; 17,487,727 and 17,336,314 shares issued at June 30, 2016 and December 31, 2015, respectively; and 15,828,736 and 15,677,323 shares outstanding at June 30, 2016 and December 31, 2015, respectively	175	173
Additional paid-in capital	125,439	124,619
Retained earnings	10,537	14,134
Accumulated other comprehensive loss	(12,759)	(7,600)
	123,392	131,326
Less: treasury stock at cost, common stock, 1,658,991 shares as of June 30, 2016 and December 31, 2015	(13,150)	(13,150)
Total stockholders’ equity	110,242	118,176
Total liabilities and stockholders’ equity	$209,172	$226,277

See accompanying Notes to Unaudited Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except earnings per share amounts, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Sales:
Product	$20,062	$17,946	$35,444	$33,332
Service	25,904	26,909	50,902	52,828
Net sales	45,966	44,855	86,346	86,160
Costs and expenses:
Costs of product sales	12,989	12,017	23,659	22,502
Costs of service sales	13,259	13,693	26,250	26,953
Research and development	4,037	3,482	7,820	7,232
Sales, marketing and support	9,234	8,282	17,892	16,362
General and administrative	7,140	7,639	14,792	15,277
Total costs and expenses	46,659	45,113	90,413	88,326
Loss from operations	(693)	(258)	(4,067)	(2,166)
Interest income	118	144	223	292
Interest expense	353	366	728	734
Other income, net	144	623	67	1,036
(Loss) income before income tax expense (benefit)	(784)	143	(4,505)	(1,572)
Income tax expense (benefit)	22	106	(908)	(187)
Net (loss) income	$(806)	$37	$(3,597)	$(1,385)

Net (loss) income per common share
Basic	$(0.05)	$0.00	$(0.23)	$(0.09)
Diluted	$(0.05)	$0.00	$(0.23)	$(0.09)
Weighted average number of common shares outstanding:
Basic	15,825	15,629	15,774	15,584
Diluted	15,825	15,780	15,774	15,584

See accompanying Notes to Unaudited Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net (loss) income	$(806)	$37	$(3,597)	$(1,385)
Other comprehensive (loss) income, net of tax:
Unrealized loss on available-for-sale securities	—	(4)	—	(2)
Foreign currency translation adjustment	(4,472)	3,570	(5,148)	(1,265)
Unrealized gain (loss) on derivative instruments	9	31	(11)	18
Other comprehensive (loss) income, net of tax	(4,463)	3,597	(5,159)	(1,249)
Total comprehensive (loss) income	$(5,269)	$3,634	$(8,756)	$(2,634)

See accompanying Notes to Unaudited Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Six Months Ended
	June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(3,597)	$(1,385)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for doubtful accounts	434	391
Depreciation and amortization	6,255	6,232
Deferred income taxes	(1,060)	(336)
Loss on disposal of fixed assets	145	39
Loss (gain) on derivative instruments	241	(18)
Compensation expense related to stock-based awards and employee stock purchase plan	1,881	1,874
Unrealized loss on foreign currency transactions	697	—
Changes in operating assets and liabilities:
Accounts receivable	10,171	1,794
Inventories	(134)	(2,082)
Prepaid expenses and other assets	(1,002)	(1,679)
Other non-current assets	(1,575)	31
Accounts payable	603	(3,397)
Deferred revenue	824	1,135
Accrued expenses	(4,957)	2,312
Other long-term liabilities	(74)	(7)
Net cash provided by operating activities	$8,852	$4,904
Cash flows from investing activities:
Capital expenditures	(2,528)	(3,492)
Purchases of marketable securities	(3,780)	(10,649)
Maturities and sales of marketable securities	3,740	7,587
Net cash used in investing activities	$(2,568)	$(6,554)
Cash flows from financing activities:
Repayments of term note borrowings	(2,437)	(2,437)
Repayments of other long-term debt	(674)	(651)
Payment of employee restricted stock withholdings	(313)	(344)
Proceeds from stock options exercised and employee stock purchase plan	119	190
Net cash used in financing activities	$(3,305)	$(3,242)
Effect of exchange rate changes on cash and cash equivalents	(912)	69
Net increase (decrease) in cash and cash equivalents	2,067	(4,823)
Cash and cash equivalents at beginning of period	22,719	25,289
Cash and cash equivalents at end of period	$24,786	$20,466

See accompanying Notes to Unaudited Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited, all amounts in thousands except per share amounts)

(1)    Description of Business

KVH Industries, Inc. (together with its subsidiaries, the Company or KVH) designs, develops, manufactures and markets mobile communication products and services for the marine and land markets, and navigation, guidance, and stabilization products for both the defense and commercial markets.

KVH’s mobile communication products enable customers to receive voice and Internet services, and live digital television via satellite services in marine vessels, recreational vehicles, buses and automobiles. KVH’s CommBox offers a range of tools designed to increase communication efficiency, reduce costs, and manage network operations. KVH sells and leases its mobile communication products through an extensive international network of dealers and distributors. KVH also sells and leases products directly to end users.

KVH’s mobile communication service sales are comprised of satellite voice and Internet airtime services and from product repairs. KVH provides, for monthly fixed and usage fees, satellite connectivity services, including broadband Internet, data and Voice over Internet Protocol (VoIP) services, to its TracPhone V-series customers. Mobile communication services sales also include the distribution of commercially licensed entertainment, including news, sports, music, and movies to commercial and leisure customers in the maritime, hotel, and retail markets through KVH Media Group, the media and entertainment service company that KVH acquired on May 11, 2013, and the distribution of training films and e-Learning computer-based training courses to commercial customers in the maritime market through Super Dragon Limited and Videotel Marine Asia Limited (together referred to as Videotel), a maritime training services company that KVH acquired on July 2, 2014. KVH also earns monthly usage fees from third-party satellite connectivity services, including voice, data and Internet services, provided to its Inmarsat and Iridium customers who choose to activate their subscriptions with KVH. Mobile communication service sales also include sales from product repairs and extended warranty sales.

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
The consolidated financial statements have not been audited by the Company's independent registered public accounting firm and include all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations, and cash flows for the periods presented. These consolidated financial statements do not include all disclosures associated with annual financial statements and accordingly should be read in conjunction with the Company’s consolidated financial statements and related notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2015 filed on March 14, 2016 with the Securities and Exchange Commission. The results for the three and six months ended June 30, 2016 are not necessarily indicative of operating results for the remainder of the year.

The Company has recast certain prior period amounts to conform to the current period presentation, with no impact on consolidated cash flows from operating, investing, or financing activities.

Significant Estimates and Assumptions
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of sales and expenses during the reporting periods. As described in the Company's annual report on Form 10-K, the most significant estimates and assumptions by management affect the Company’s revenue recognition, valuation of accounts receivable, valuation of inventory, the determination of the fair value of goodwill and intangible assets, deferred tax assets and related valuation allowance, stock-based compensation, warranty and accounting for contingencies. The Company has reviewed these estimates and determined that these remain the most significant estimates for the six months ended June 30, 2016. There have been no material changes to the significant accounting policies previously disclosed in the Company’s annual report on Form 10-K for the year ended December 31, 2015.
Although the Company regularly assesses these estimates, actual results could differ materially from these estimates. Changes in estimates are recorded in the period in which they become known. The Company bases its estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances.

(3)     Recently Announced Accounting Pronouncements

Revenue from Contracts

In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"). ASU 2014-09 represents the culmination of efforts by the FASB and the International Accounting Standards Board to issue a common revenue standard. In April 2015, the FASB voted to defer the effective date of the new revenue recognition standard by one year, which resulted in ASU 2014-09 becoming effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. The Company is currently evaluating the impact of the adoption on its financial position, results of operations and cash flows.

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

(4)	Marketable Securities
Included in marketable securities as of June 30, 2016 and December 31, 2015 are the following:

June 30, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market mutual funds	$17,061	$—	$—	$17,061
Certificates of deposit	5,598	—	—	5,598
Total marketable securities designated as available-for-sale	$22,659	$—	$—	$22,659

December 31, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market mutual funds	$13,244	$—	$—	$13,244
United States treasuries	1,002	—	—	1,002
Corporate notes	2,283	1	—	2,284
Certificates of deposit	6,089	—	—	6,089
Total marketable securities designated as available-for-sale	$22,618	$1	$—	$22,619
The amortized costs and fair value of debt securities as of June 30, 2016 and December 31, 2015 are shown below by effective maturity. Effective maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

June 30, 2016	Amortized Cost	Fair Value
Due in less than one year	$4,566	$4,566
Due after one year and within two years	1,032	1,032
	$5,598	$5,598
December 31, 2015	Amortized Cost	Fair Value
Due in less than one year	$5,515	$5,516
Due after one year and within two years	3,859	3,859
	$9,374	$9,375
Interest income from marketable securities was $20 and $31 during the three months ended June 30, 2016 and 2015, respectively, and $40 and $61 during the six months ended June 30, 2016 and 2015, respectively.

(5)     Stock-Based Compensation
(a) Equity and Incentive Plan
The Company recognizes stock-based compensation in accordance with the provisions of ASC Topic 718, Compensation--Stock Compensation. Stock-based compensation expense was $841 and $916 for the three months ended June 30, 2016 and 2015, respectively, and $1,881 and $1,874 for the six months ended June 30, 2016 and 2015, respectively. As of June 30, 2016, there was $1,229 of total unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted-average period of 2.25 years. As of June 30, 2016, there was $5,377 of total unrecognized compensation expense related to restricted stock awards, which is expected to be recognized over a weighted-average period of 2.86 years.

The Company granted 0 and 379 restricted stock awards to employees under the terms of the Amended and Restated 2006 Stock Incentive Plan during the three and six months ended June 30, 2016, respectively, and 0 and 163 restricted stock awards to employees under the terms of the Amended and Restated 2006 Stock Incentive Plan during the three and six months ended June 30, 2015, respectively. The restricted stock awards vest ratably over four years from the date of grant subject to the recipient remaining employed through the applicable vesting dates. Compensation expense for restricted stock awards is measured at fair value on the date of grant based on the number of shares granted and the quoted market closing price of the Company’s common stock. Such value is recognized as expense over the vesting period of the award, net of estimated forfeitures.
The Company granted 0 and 60 stock options to employees under the terms of the Amended and Restated 2006 Stock Incentive Plan during the three and six months ended June 30, 2016, respectively, and 0 and 95 stock options during the three and six months ended June 30, 2015, respectively.
The fair value of stock options granted during the three and six months ended June 30, 2016 and 2015 was estimated as of the date of grant using the Black-Scholes option-pricing model. The weighted-average fair value per share for all options granted during the six months ended June 30, 2016 and 2015 was $8.53 and $12.76, respectively. The weighted-average assumptions used to value options as of their grant date were as follows:

	Six Months Ended June 30,
	2016	2015
Risk-free interest rate	1.43%	1.54%
Expected volatility	38.22%	44.30%
Expected life (in years)	4.17	4.18
Dividend yield	0%	0%

On June 15, 2016, at the Company's 2016 Annual Meeting of Stockholders, the stockholders of the Company approved the 2016 Equity and Incentive Plan (2016 Plan). The 2016 Plan authorizes the Company to issue up to 3,000 shares of common stock (plus an additional 1,690 shares intended to roll over into the 2016 Plan shares subject to awards outstanding on June 15, 2016 under earlier plans that may be forfeited, canceled, required by the Company or terminated) pursuant to stock options, restricted stock awards and other stock-based awards.

(b) Employee Stock Purchase Plan

On June 15, 2016, at the Company's 2016 Annual Meeting of Stockholders, the stockholders of the Company also approved amendments to the Company's Amended and Restated Employee Stock Purchase Plan (ESPP) that, among other things, increased the number of shares of common stock reserved for issuance by 1,000 to a total of 1,650. As amended, the ESPP affords eligible employees the right to purchase common stock, via payroll deductions, through various offering periods at a purchase price equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. The Company recorded compensation charges of $0 and $14 for the three months ended June 30, 2016 and 2015, respectively, and $0 and $29 for the six months ended June 30, 2016 and 2015, respectively, related to the ESPP.

(6)     Net (Loss) Income per Common Share

Basic net (loss) income per share is calculated based on the weighted average number of common shares outstanding during the period. Diluted net loss per share incorporates the dilutive effect of common stock equivalent options, warrants and other convertible securities, if any, as determined with the treasury stock accounting method. For the three months ended June 30, 2016, and the six months ended June 30, 2016 and 2015, due to the net loss in each of those periods, the Company excluded all outstanding stock options and non-vested restricted shares from its diluted loss per share calculation, as inclusion of these securities would have reduced the net loss per share. Common stock equivalents related to options and restricted stock awards of 815 shares of common stock for the three months ended June 30, 2015 have been excluded from the fully diluted calculation of net income per share.

A reconciliation of the basic and diluted weighted average common shares outstanding is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Weighted average common shares outstanding—basic	15,825	15,629	15,774	15,584
Dilutive common shares issuable in connection with stock plans	—	151	—	—
Weighted average common shares outstanding—diluted	15,825	15,780	15,774	15,584

(7)     Inventories
Inventories are stated at the lower of cost or market using the first-in first-out costing method. Inventories as of June 30, 2016 and December 31, 2015 include the costs of material, labor, and factory overhead. Components of inventories consist of the following:

	June 30, 2016	December 31, 2015
Raw materials	$13,118	$12,833
Work in process	2,085	2,778
Finished goods	6,497	5,978
	$21,700	$21,589

(8)     Product Warranty
The Company’s products carry standard limited warranties that range from one to two years and vary by product. The warranty period begins on the date of retail purchase or lease by the original purchaser. The Company accrues estimated product warranty costs at the time of sale and any additional amounts are recorded when such costs are probable and can be reasonably estimated. Factors that affect the Company’s warranty liability include the number of units sold or leased, historical and anticipated rates of warranty repairs and the cost per repair. Warranty and related costs are reflected within sales, marketing and support in the accompanying consolidated statements of operations. As of June 30, 2016 and December 31, 2015, the Company had accrued product warranty costs of $2,227 and $1,880, respectively.
The following table summarizes product warranty activity during 2016 and 2015:

	Six Months Ended
	June 30,
	2016	2015
Beginning balance	$1,880	$1,853
Charges to expense	1,044	538
Costs incurred	(697)	(632)
Ending balance	$2,227	$1,759

(9)     Debt
Long-term debt consists of the following:

	June 30, 2016	December 31, 2015
Term note	$56,469	$58,906
Mortgage loan	3,034	3,114
Equipment loan	2,078	2,672
Total	61,581	64,692
Less amounts classified as current	7,472	6,638
Long-term debt, excluding current portion	$54,109	$58,054
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

Borrowings under the Revolver are subject to the satisfaction of numerous conditions precedent at the time of each borrowing, including the continued accuracy of the Company’s representations and warranties and the absence of any default under the Credit Agreement. As of June 30, 2016, there were no borrowings outstanding under the Revolver.
The Credit Agreement contains two financial covenants, a Maximum Consolidated Leverage Ratio and a Minimum Consolidated Fixed Charge Coverage Ratio, each as defined in the Credit Agreement. In September 2015, the Maximum Consolidated Leverage Ratio was (among other things) increased from 1.00:1.00 to 1.25:1.00 for March 31, 2016 and each fiscal quarter thereafter. The Minimum Consolidated Fixed Charge Coverage Ratio may not be less than 1.25:1.00. The Company was in compliance with these financial ratio debt covenants as of June 30, 2016.
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
Mortgage Loan
On April 6, 2009, the Company entered into a mortgage loan in the amount of $4,000 related to its headquarters facility in Middletown, Rhode Island. On June 9, 2011, the Company entered into an amendment to the mortgage loan. The loan term is ten years, with a principal amortization of 20 years, and the interest rate will be a rate per year adjusted periodically based on a defined interest period equal to the BBA LIBOR Rate plus 2.00 percentage points. Land, building and improvements with an approximate carrying value of $5,000 as of June 30, 2016 secure the mortgage loan. The monthly mortgage payment is approximately $14 plus interest and increases in increments of approximately $1 each year throughout the life of the mortgage. Due to the difference in the term of the loan and amortization of the principal, a balloon payment of $2,551 is due on April 1, 2019. The loan contains one financial covenant, a Fixed Charge Coverage Ratio, which applies in the event that the Company's consolidated cash, cash equivalents and marketable securities balance falls below $25,000 at any time. As the Company's consolidated cash, cash equivalents, and marketable securities balance was above the minimum threshold throughout the six months ended June 30, 2016, the Fixed Charge Coverage Ratio did not apply. Under the mortgage loan the Company may prepay its outstanding loan balance subject to certain early termination charges as defined in the mortgage loan agreement. If the Company were to default on its mortgage loan, the land, building and improvements would be used as collateral. As discussed in Note 17 to the consolidated financial statements, effective April 1, 2010, in order to reduce the volatility of cash outflows that arise from changes in interest rates, the Company entered into two interest rate swap agreements that are intended to hedge its mortgage interest obligations by fixing the interest rates specified in the mortgage loan to 5.91% for half of the principal amount outstanding and 6.07% for the remaining half of the principal amount outstanding as of April 1, 2010 until the mortgage loan expires on April 16, 2019.
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
The Company operates in two geographic segments, exclusively in the mobile communication, navigation and guidance and stabilization equipment industry, which it considers to be a single business activity. The Company has two primary product categories: mobile communication and guidance and stabilization. Mobile communication sales and services include marine, land mobile, and automotive communication equipment and satellite-based voice, television and Broadband Internet connectivity services; the distribution of commercially licensed news, sports, movies, and music content for commercial and leisure customers in the maritime, hotel, and retail markets; and the distribution of training films and e-Learning computer-based training courses to commercial customers in the maritime market.
Guidance and stabilization sales and services include sales of defense-related and commercial navigation and guidance and stabilization equipment based upon digital compass and FOG sensor technology. Mobile communication and guidance and stabilization sales also include development contract revenue, product repairs and extended warranty sales.
The following table summarizes information regarding the Company’s operations by geographic segment:

	Sales Originating From
Three months ended June 30, 2016	Americas	Europe and Asia	Total
Mobile communication sales to the United States	$22,760	$748	$23,508
Mobile communication sales to Canada	353	198	551
Mobile communication sales to Europe	391	7,418	7,809
Mobile communication sales to other geographic areas	1,083	3,370	4,453
Guidance and stabilization sales to the United States	2,827	—	2,827
Guidance and stabilization sales to Canada	4,847	—	4,847
Guidance and stabilization sales to Europe	1,073	—	1,073
Guidance and stabilization sales to other geographic areas	898	—	898
Intercompany sales	1,577	760	2,337
Subtotal	35,809	12,494	48,303
Eliminations	(1,577)	(760)	(2,337)
Net sales	$34,232	$11,734	$45,966
Segment net (loss) income	$(1,639)	$833	$(806)
Depreciation and amortization	$1,206	$1,860	$3,066
Total assets	$132,547	$76,625	$209,172

	Sales Originating From
Three months ended June 30, 2015	Americas	Europe and Asia	Total
Mobile communication sales to the United States	$22,275	$424	$22,699
Mobile communication sales to Canada	701	18	719
Mobile communication sales to Europe	221	6,144	6,365
Mobile communication sales to other geographic areas	1,080	7,176	8,256
Guidance and stabilization sales to the United States	1,986	—	1,986
Guidance and stabilization sales to Canada	1,582	—	1,582
Guidance and stabilization sales to Europe	1,545	—	1,545
Guidance and stabilization sales to other geographic areas	1,703	—	1,703
Intercompany sales	2,508	1,047	3,555
Subtotal	33,601	14,809	48,410
Eliminations	(2,508)	(1,047)	(3,555)
Net sales	$31,093	$13,762	$44,855
Segment net income (loss)	$77	$(40)	$37
Depreciation and amortization	$1,206	$1,938	$3,144
Total assets	$143,007	$88,442	$231,449

	Sales Originating From
Six months ended June 30, 2016	Americas	Europe and Asia	Total
Mobile communication sales to the United States	$43,477	$1,275	$44,752
Mobile communication sales to Canada	700	388	1,088
Mobile communication sales to Europe	589	15,501	16,090
Mobile communication sales to other geographic areas	1,958	6,888	8,846
Guidance and stabilization sales to the United States	5,073	—	5,073
Guidance and stabilization sales to Canada	6,623	—	6,623
Guidance and stabilization sales to Europe	1,942	—	1,942
Guidance and stabilization sales to other geographic areas	1,932	—	1,932
Intercompany sales	3,347	1,413	4,760
Subtotal	65,641	25,465	91,106
Eliminations	(3,347)	(1,413)	(4,760)
Net sales	$62,294	$24,052	$86,346
Segment net (loss) income	$(4,146)	$549	$(3,597)
Depreciation and amortization	$2,432	$3,823	$6,255
Total assets	$132,547	$76,625	$209,172

	Sales Originating From
Six months ended June 30, 2015	Americas	Europe and Asia	Total
Mobile communication sales to the United States	$44,321	$859	$45,180
Mobile communication sales to Canada	956	34	990
Mobile communication sales to Europe	319	11,183	11,502
Mobile communication sales to other geographic areas	2,414	14,196	16,610
Guidance and stabilization sales to the United States	3,071	—	3,071
Guidance and stabilization sales to Canada	3,792	—	3,792
Guidance and stabilization sales to Europe	2,392	—	2,392
Guidance and stabilization sales to other geographic areas	2,623	—	2,623
Intercompany sales	3,676	1,845	5,521
Subtotal	63,564	28,117	91,681
Eliminations	(3,676)	(1,845)	(5,521)
Net sales	$59,888	$26,272	$86,160
Segment net loss	$(1,077)	$(308)	$(1,385)
Depreciation and amortization	$2,341	$3,891	$6,232
Total assets	$143,007	$88,442	$231,449

(11)     Legal Matters

From time to time, the Company is involved in litigation incidental to the conduct of its business. In the ordinary course of business, the Company is a party to inquiries, legal proceedings and claims including, from time to time, disagreements with vendors and customers. The Company is not a party to any lawsuit or proceeding that, in the Company's opinion, is likely to materially harm its business, results of operations, financial condition or cash flows.

(12)     Share Buyback Program
On November 26, 2008, the Company’s Board of Directors authorized a program to repurchase up to 1,000 shares of the Company’s common stock. As of June 30, 2016, 341 shares of the Company’s common stock remain available for repurchase under the authorized program. The repurchase program is funded using the Company’s existing cash, cash equivalents, marketable securities and future cash flows. Under the repurchase program, the Company, at management’s discretion, may repurchase shares on the open market from time to time, in privately negotiated transactions or block transactions, or through an accelerated repurchase agreement. The timing of such repurchases depends on availability of shares, price, market conditions, alternative uses of capital, and applicable regulatory requirements. The program may be modified, suspended or terminated at any time without prior notice. The repurchase program has no expiration date. There were no other repurchase programs outstanding during the six months ended June 30, 2016 and no repurchase programs expired during the period.
During the six months ended June 30, 2016 and 2015, the Company did not repurchase any shares of its common stock.

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

Level 1:
Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. The Company’s Level 1 assets are investments in money market mutual funds, United States treasuries, and certificates of deposit.

Level 2:
Quoted prices for similar assets or liabilities in active markets; or observable prices that are based on observable market data, based on directly or indirectly market-corroborated inputs. The Company’s Level 2 assets are investments in corporate notes and its Level 2 liabilities are interest rate swaps.

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

The following tables present financial assets and liabilities at June 30, 2016 and December 31, 2015 for which the Company measures fair value on a recurring basis, by level, within the fair value hierarchy:

June 30, 2016	Total	Level 1	Level 2	Level 3	Valuation Technique
Assets
Money market mutual funds	$17,061	$17,061	$—	$—	(a)
Certificates of deposit	5,598	5,598	—	—	(a)
Liabilities
Interest rate swaps	249	—	249	—	(b)

December 31, 2015	Total	Level 1	Level 2	Level 3	Valuation Technique
Assets
Money market mutual funds	$13,244	$13,244	$—	$—	(a)
United States treasuries	1,002	1,002	—	—	(a)
Corporate notes	2,284	—	2,284	—	(a)
Certificates of deposit	6,089	6,089	—	—	(a)
Liabilities
Interest rate swaps	238	—	238	—	(b)
Certain financial instruments are carried at cost on the consolidated balance sheets, which approximates fair value due to their short-term, highly liquid nature. These instruments include cash and cash equivalents, accounts receivable, accounts payable and accrued expenses.

Assets Measured and Recorded at Fair Value on a Nonrecurring Basis

The Company's non-financial assets and liabilities, such as goodwill, intangible assets and other long-lived assets resulting from business combinations, are measured at fair value using income approach valuation methodologies at the date of acquisition and subsequently re-measured if there are indicators of impairment identified during a quarter or if an impairment is identified during the annual goodwill test. There were no indicators of impairment identified during the six months ended June 30, 2016. As of June 30, 2016, the Company did not have any other non-financial assets or liabilities that were carried at fair value on a recurring basis in the consolidated financial statements or for which a fair value measurement was required.
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

The Share Purchase Agreement contains certain representations, warranties, covenants and indemnification provisions. The Share Purchase Agreement provides that 10% of the purchase price would be held in escrow for a period of approximately 21 months after the closing in order to satisfy valid indemnification claims that KMG UK could have asserted for specified breaches of representations, warranties and covenants. The escrow and holdback amounts of approximately $6,000 were fully funded to the escrow account during the first quarter of 2015. In April 2016, approximately $600 of the $4,400 total escrow funds were released to the Company to cover post-completion accounts receivable write-offs and the balance was released to the seller. The holdback of approximately $1,600 was released in July 2016.

(15)     Goodwill and Intangible Assets

Goodwill
The following table sets forth the changes in the carrying amount of goodwill for the six months ended June 30, 2016:

Amounts
Balance at December 31, 2015	$36,747
Foreign currency translation adjustment	(3,102)
Balance at June 30, 2016	$33,645

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
Intangible Assets
The changes in the carrying amount of intangible assets during the six months ended June 30, 2016 are as follows:

Amounts
Balance at December 31, 2015	$26,755
Amortization expense	(2,533)
Foreign currency translation adjustment	(2,343)
Balance at June 30, 2016	$21,879
Intangible assets arose from an acquisition made prior to 2013, the acquisition of KVH Media Group in May 2013 and the acquisition of Videotel in July 2014. Intangibles arising from the acquisition made prior to 2013 are being amortized on a straight-line basis over an estimated useful life of 7 years. Intangibles arising from the acquisition of KVH Media Group are being amortized on a straight-line basis over the estimated useful life of: (i) 10 years for acquired subscriber relationships, (ii) 15 years for distribution rights, (iii) 3 years for internally developed software and (iv) 2 years for proprietary content. Intangibles arising from the acquisition of Videotel are being amortized on a straight-line basis over the estimated useful life of: (i) 8 years for acquired subscriber relationships, (ii) 5 years for favorable leases, (iii) 4 years for internally developed software and (iv) 5 years for proprietary content. The intangibles arising from the KVH Media Group and Videotel acquisitions were recorded in pounds sterling and fluctuations in exchange rates could cause these amounts to increase or decrease from time to time.

Acquired intangible assets are subject to amortization. The following table summarizes acquired intangible assets at June 30, 2016 and December 31, 2015, respectively:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
June 30, 2016
Subscriber relationships	$17,828	$5,488	$12,340
Distribution rights	4,380	1,046	3,334
Internally developed software	2,359	1,516	843
Proprietary content	8,298	3,698	4,600
Intellectual property	2,283	1,892	391
Favorable lease	654	283	371
	$35,802	$13,923	$21,879
December 31, 2015
Subscriber relationships	$19,161	$4,426	$14,735
Distribution rights	4,736	895	3,841
Internally developed software	2,457	1,244	1,213
Proprietary content	8,812	2,879	5,933
Intellectual property	2,283	1,729	554
Favorable lease	696	217	479
	$38,145	$11,390	$26,755

Estimated future amortization expense remaining at June 30, 2016 for intangible assets acquired is as follows:

Year Ending
December 31,
2016	$2,334
2017	4,570
2018	4,130
2019	3,084
2020	2,261
Thereafter	5,500
Total future amortization expense	$21,879
For intangible assets, the Company assesses the carrying value of these assets whenever events or circumstances indicate that the carrying value may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset, or asset group, to the future undiscounted cash flows expected to be generated by the asset, or asset group. There were no events or changes in circumstances during the second quarter of 2016 which indicated that an assessment of the impairment of goodwill and intangible assets was required.

(16)     Business and Credit Concentrations
Significant portions of the Company’s net sales are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net sales to foreign customers outside the U.S. and Canada	31.0%	39.9%	33.4%	38.5%

No single customer accounted for 10% or more of consolidated net sales for the three or six months ended June 30, 2016 or 2015 or accounts receivable at June 30, 2016. The Company had one customer that accounted for 17% of the accounts receivable as of December 31, 2015.

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
As required by ASC Topic 815, Derivatives and Hedging, the Company records all derivatives on the balance sheet at fair value. As of June 30, 2016, the fair value of the derivatives is included in other accrued liabilities and the unrealized loss is included in accumulated other comprehensive loss.
As of June 30, 2016, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivatives	Notional (in thousands)	Asset (Liability)	Effective Date	Maturity Date	Index	Strike Rate
Interest rate swap	$1,517	(121)	April 1, 2010	April 1, 2019	1-month LIBOR	5.91%
Interest rate swap	$1,517	(128)	April 1, 2010	April 1, 2019	1-month LIBOR	6.07%

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Introduction

The statements included in this quarterly report on Form 10-Q, other than statements of historical fact, are forward-looking statements. Examples of forward-looking statements include statements regarding our future financial results, operating results, business strategies, projected costs, products, competitive positions and plans, customer preferences, consumer trends, anticipated product development, and objectives of management for future operations. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” or the negative of these terms or other comparable terminology. Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed in the section entitled “Risk Factors” in Item 1A of Part II of this quarterly report on Form 10-Q and Item 1A of Part I of our annual report on Form 10-K for the year ended December 31, 2015. These and many other factors could affect our future financial and operating results, and could cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by us or on our behalf. For example, our expectations regarding certain items as a percentage of sales assume that we will achieve our anticipated sales goals. The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this report.

Overview
We design, develop, manufacture and market mobile communication products and services for the marine and land markets, and navigation, guidance and stabilization products for both the defense and commercial markets.
Our mobile communication products enable customers to receive voice and Internet services and live digital television via satellite services in marine vessels, recreational vehicles, buses and automobiles. Our CommBox offers a range of tools designed to increase communication efficiency, reduce costs, and manage network operations. We sell and lease our mobile communication products through an extensive international network of dealers and distributors. We also sell and lease products directly to end users.
Our mobile communication service sales include sales earned from satellite voice and Internet airtime services, engineering services provided under development contracts, sales from product repairs, and extended warranty sales. Our mobile communication services sales also include our distribution of entertainment, including news, sports, music, and movies to commercial and leisure customers in the maritime, hotel, and retail markets through KVH Media Group, the media and entertainment service company that we acquired on May 11, 2013, and the distribution of training films and e-Learning computer-based training courses to commercial customers in the maritime market through Super Dragon Limited and Videotel Marine Asia Limited (together referred to as Videotel), a maritime training services company that we acquired on July 2, 2014. We typically recognize revenue from media content sales ratably over the period of the service contract. We provide, for monthly fixed and usage fees, satellite connectivity services for broadband Internet, data and Voice over Internet Protocol (VoIP) service to our TracPhone V-series customers. We also earn monthly usage fees for third-party satellite connectivity for voice, data and Internet services to our Inmarsat and Iridium customers who choose to activate their subscriptions with us. Our service sales have grown as a percentage of total revenue from 44% of our net sales in 2013 to 54% in 2014 to 59% in 2015 and the six months ended June 30, 2016, a portion of which is attributable to our acquisitions of the KVH Media Group business in May 2013 and Videotel in July 2014.
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

We generate sales primarily from the sale of our mobile communication systems and services and our guidance and stabilization products and services. The following table provides, for the periods indicated, our sales by industry category:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Mobile communication	$36,321	$38,039	$70,776	$74,282
Guidance and stabilization	9,645	6,816	15,570	11,878
Net sales	$45,966	$44,855	$86,346	$86,160

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
As described in our annual report on Form 10-K for the year ended December 31, 2015, our most critical accounting policies and estimates upon which our consolidated financial statements were prepared were those relating to revenue recognition, valuation of accounts receivable, valuation of inventory, the determination of the fair value of goodwill and intangible assets, deferred tax assets and related valuation allowance, stock-based compensation, warranty and accounting for contingencies. We have reviewed our policies and estimates and determined that these remain our most critical accounting policies and estimates for the six months ended June 30, 2016.
Readers should refer to our annual report on Form 10-K for the year ended December 31, 2015 under “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Critical Accounting Policies and Significant Estimates” for descriptions of these policies and estimates.

Results of Operations
The following table provides, for the periods indicated, certain financial data expressed as a percentage of net sales:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Sales:
Product	43.6%	40.0%	41.0%	38.7%
Service	56.4	60.0	59.0	61.3
Net sales	100.0	100.0	100.0	100.0
Cost and expenses:
Costs of product sales	28.3	26.8	27.4	26.1
Costs of service sales	28.8	30.5	30.4	31.3
Research and development	8.8	7.8	9.1	8.4
Sales, marketing and support	20.1	18.5	20.7	19.0
General and administrative	15.5	17.0	17.1	17.7
Total costs and expenses	101.5	100.6	104.7	102.5
Loss from operations	(1.5)	(0.6)	(4.7)	(2.5)
Interest income	0.3	0.3	0.3	0.3
Interest expense	0.8	0.8	0.8	0.8
Other income, net	0.3	1.4	0.1	1.2
(Loss) income before income tax expense (benefit)	(1.7)	0.3	(5.1)	(1.8)
Income tax expense (benefit)	0.0	0.2	(1.1)	(0.2)
Net (loss) income	(1.7)%	0.1%	(4.0)%	(1.6)%

Three Months Ended June 30, 2016 and 2015
Net Sales
Product sales for the three months ended June 30, 2016 increased $2.2 million, or 12.3%, to $20.1 million from $17.9 million for the three months ended June 30, 2015. The increase was primarily due to an increase in sales of our guidance and stabilization products of approximately $2.4 million, or 40.4%, partially offset by a decrease in sales of our mobile communication products of $0.3 million, or 2.6%.

Specifically, sales of our TACNAV products increased $3.2 million during the three months ended June 30, 2016 compared to the three months ended June 30, 2015, primarily due to a scheduled shipment of hardware under our long-term contract received in October 2014 from an international military customer. Partially offsetting this increase was a decrease in sales of FOG products of $0.8 million, or 15%, in the three months ended June 30, 2016, as compared to the three months ended June 30, 2015, primarily as a result of decreased shipments of FOGs for defense applications.

We anticipate that our TACNAV product sales will increase in the third quarter of 2016 relative to the third quarter of 2015; for the full year, we expect that TACNAV product sales will increase compared to 2015, although the timing of shipments under purchase orders we have not yet received is difficult to predict and may be delayed until after 2016. Although we expect that TACNAV sales will continue to grow over the long term, we expect that sales on a quarter-to-quarter or year-to-year basis will continue to be very uneven. We also expect that our FOG sales will be relatively flat in 2016 compared to 2015.

Mobile communication product sales decreased $0.3 million, or 2.6%, to $11.7 million for the three months ended June 30, 2016 from $12.0 million for the three months ended June 30, 2015. Sales of marine mobile communication products for the three months ended June 30, 2016 decreased $0.4 million compared to the three months ended June 30, 2015. Sales of our land mobile products increased $0.1 million for the three months ended June 30, 2016 from the same period in 2015. Marine satellite communication sales of our TracPhone V11 and V3 products declined due to decreased demand arising from vessel lay ups in the offshore oil and gas sector while sales of our TracPhone V7 product increased between the two periods due to a new fleet customer.

Mobile communication product sales originating from our European and Asian subsidiaries for the three months ended June 30, 2016 decreased $0.5 million, or 10%, compared to the three months ended June 30, 2015, primarily due to lower sales of our TracPhone V7 and TV Marine products. Mobile communication product sales originating from the Americas for the three months ended June 30, 2016 increased $0.2 million, or 3%, compared to the three months ended June 30, 2015, due to sales of our TV Marine and mini-VSAT Broadband and land mobile products.

Service sales for the three months ended June 30, 2016 decreased $1.0 million, or 4%, to $25.9 million from $26.9 million for the three months ended June 30, 2015. The primary reasons for the decrease were a $0.6 million decrease in our advanced media services revenue, which resulted primarily from exchange rate weaknesses arising from e-Learning and maritime safety media sales recorded in pounds sterling, a $0.2 million decrease in Inmarsat service sales, and a $0.2 million decrease in contracted engineering services.

We expect that our mini-VSAT services sales will continue to grow in 2016, primarily from an overall increase in our mini-VSAT Broadband customer base. It is possible that the rate of growth in mini-VSAT service sales will decline in 2016 from the rate we achieved in 2015 as a result of the difficult market conditions faced by our commercial maritime customers, especially those in the oil and gas industry. We expect that content and service sales such as IP-MobileCast will increase in 2016 compared to 2015 as we sell to both new and existing customers. We do not expect to see any meaningful increase in contracted engineering services in 2016 compared to 2015.

Costs of Sales

For the three months ended June 30, 2016, costs of product sales increased by $1.0 million, or 8%, to $13.0 million from $12.0 million for the three months ended June 30, 2015. The primary reason for the increase was the increase in sales of our TACNAV products discussed above.

Costs of service sales decreased by $0.4 million, or 3%, to $13.3 million for the three months ended June 30, 2016 from $13.7 million for the three months ended June 30, 2015. The primary reasons for the decrease were a $0.6 million decrease in airtime costs associated with our mini-VSAT Broadband service and a $0.3 million decrease in contracted engineering service sales, partially offset by a $0.3 million increase in costs associated with Videotel e-Learning and maritime safety media sales.

Gross margin from product sales for the three months ended June 30, 2016 increased to 35% as compared to 33% for the three months ended June 30, 2015. The increase in our gross margin from product sales was primarily due to the increase in sales of our TACNAV products discussed above, which generally have higher margins than our mobile communication products and a decrease in sales of our mobile communication products.

Gross margin from service sales was 49% for the three months ended June 30, 2016 and 2015. The gross margin from airtime service sales increased to 38% in the three months ended June 30, 2016 from 34% in the prior year period, primarily due to the increase in metered plans. This increase was offset by a decrease in content and service sales gross margin, which fell from 71% in the second quarter of 2015 to 67% in the second quarter of 2016, most of which was attributable to the type of non-recurring engineering services performed in the two periods as well as a decrease in gross margin on Videotel e-Learning and maritime safety media sales.

We expect that our mini-VSAT Broadband service revenue will increase in 2016, and we anticipate a modest year-over-year increase in our mini-VSAT Broadband gross margin percentage from that achieved in 2015.

Operating Expenses

Research and development expense for the three months ended June 30, 2016 increased $0.5 million, or 14%, to $4.0 million from $3.5 million for the three months ended June 30, 2015. The primary reasons for the increase in the three months ended June 30, 2016 were a $0.4 million increase in labor and outside consultants and a $0.2 million increase in engineering supplies and materials. As a percentage of net sales, research and development expense was 9% for the three months ended June 30, 2016 and 8% for the three months ended June 30, 2015.

We expect research and development expense to modestly increase year-over-year due to the continued development efforts associated with the introductions of additional value-added services to our mini-VSAT Broadband customers, as well as new FOG and TACNAV products.

Sales, marketing and support expense for the three months ended June 30, 2016 increased by $0.9 million, or 11%, to $9.2 million from $8.3 million for the three months ended June 30, 2015. The primary reasons for the increase in the three months ended June 30, 2016 were a $0.4 million increase in bad debt expense, a $0.4 million increase in employee compensation, and a $0.1 million increase in trade show costs. As a percentage of net sales, sales, marketing and support expense for the three months ended June 30, 2016 was 20% as compared to 18% for the three months ended June 30, 2015.

We expect that sales, marketing and support expense will continue to increase year-over-year, primarily driven by additional third-party commission expenses for anticipated higher TACNAV product sales.

General and administrative expense for the three months ended June 30, 2016 decreased $0.5 million, or 7%, to $7.1 million from $7.6 million for the three months ended June 30, 2015. The primary reasons for the decrease were a $0.1 million decrease in stock-based compensation expense and a $0.4 million decrease in compensation expense due to centralizing administrative functions in the UK. As a percentage of net sales, general and administrative expense for the three months ended June 30, 2016 was 15% as compared to 17% for the three months ended June 30, 2015.

We expect that general and administrative expense will modestly increase year-over-year, primarily driven by inflationary compensation expenses.

Interest and Other Income, Net

Interest income and interest expense remained consistent at $0.1 million and $0.4 million, respectively for the three months ended June 30, 2016 and 2015. Other income, net decreased by $0.5 million to $0.1 million for the three months ended June 30, 2016 from $0.6 million for the three months ended June 30, 2015. The primary reason for the decrease in other income, net was foreign currency exchange losses primarily associated with our UK operations.

Income Tax Expense

Income tax expense changed by an immaterial amount for the three months ended June 30, 2016 compared to the three months ended June 30, 2015.

Six Months Ended June 30, 2016 and 2015
Net Sales
Product sales for the six months ended June 30, 2016 increased $2.1 million, or 6%, to $35.4 million from $33.3 million for the six months ended June 30, 2015. The increase was primarily due to an increase in sales of our guidance and stabilization products of approximately $2.6 million, or 25%, offset by a decrease in mobile communication product sales of $0.4 million, or 2%.

Specifically, sales of our TACNAV products increased $3.2 million during the six months ended June 30, 2016 compared to the six months ended June 30, 2015, primarily due to a scheduled shipment in June 2016 of hardware under our long-term contract received in October 2014 from an international military customer. Partially offsetting this increase was a decrease in sales of FOG products of $0.6 million, or 7%, primarily as a result of decreased shipments of FOGs for defense applications.

Mobile communication product sales decreased $0.4 million, or 2%, to $22.4 million for the six months ended June 30, 2016 from $22.8 million for the six months ended June 30, 2015. Sales of marine mobile communication products for the six months ended June 30, 2016 decreased $0.8 million compared to the six months ended June 30, 2015. Sales of our land mobile products increased $0.4 million for the six months ended June 30, 2016 from the same period in 2015. Marine satellite communication sales of our TracPhone V11 and V3 products declined due to decreased demand arising from vessel lay ups in the offshore oil and gas sector while sales of our TracPhone V7 product increased between the two periods due to a new fleet customer.

Mobile communication product sales originating from our European and Asian subsidiaries for the six months ended June 30, 2016 decreased $0.9 million, or 8%, as compared to the six months ended June 30, 2015. Mobile communication product sales originating from the Americas for the six months ended June 30, 2016 increased $0.4 million, or 3%, as compared to the six months ended June 30, 2015.

Service sales for the six months ended June 30, 2016 decreased $1.9 million, or 4%, to $50.9 million from $52.8 million for the six months ended June 30, 2015. The primary reasons for the decrease were a $1.2 million decrease in our advanced media services revenue, which resulted primarily from exchange rate weaknesses arising from e-Learning and maritime safety media sales recorded in pounds sterling, a $0.5 million decrease in Inmarsat service sales, and a $0.2 million decrease in contracted engineering services.

Costs of Sales

For the six months ended June 30, 2016, costs of product sales increased by $1.2 million, or 5%, to $23.7 million from $22.5 million for the six months ended June 30, 2015. The primary reason for the increase was the increase in sales of our TACNAV products discussed above.

Costs of service sales decreased by $0.7 million, or 3%, to $26.3 million for the six months ended June 30, 2016 from $27.0 million for the six months ended June 30, 2015. The primary reasons for the decrease were a $0.8 million decrease in airtime costs associated with our mini-VSAT Broadband service and a $0.3 million decrease in costs associated with Inmarsat service sales, partially offset by a $0.4 million increase in cost of services for our advanced media services.

Gross margin from product sales for the six months ended June 30, 2016 increased to 33% as compared to 32% for the six months ended June 30, 2015. The increase in our gross margin from product sales was primarily due to the increase in sales of our TACNAV products discussed above, which generally have higher margins than our mobile communication products and a decrease in sales of our mobile communication products.

Gross margin from service sales decreased to 48% for the six months ended June 30, 2016 from 49% for the six months ended June 30, 2015. The gross margin from content and service sales fell from 70% in the six months ended June 30, 2015 to 67% in the six months ended June 30, 2016, most of which was attributable to the type of non-recurring engineering services performed in the two periods as well as a decrease in gross margin on Videotel e-Learning and maritime safety media sales. This decrease was partially offset by an increase in gross margin from airtime service sales to 37% in the six months ended June 30, 2016 from 35% in the prior year period, primarily due to the increase in metered plans.

Operating Expenses

Research and development expense for the six months ended June 30, 2016 increased by $0.6 million, or 8%, to $7.8 million from $7.2 million for the six months ended June 30, 2015. The primary reasons for the increase were a $0.5 million increase in labor and outside consulting fees and a $0.1 million increase in expensed materials. As a percentage of net sales, research and development expense for the six months ended June 30, 2016 was 9% as compared to 8% for the six months ended June 30, 2015.

Sales, marketing and support expense for the six months ended June 30, 2016 increased by $1.5 million, or 9%, to $17.9 million from $16.4 million for the six months ended June 30, 2015. The primary reasons for the increase were a $0.7 million increase in labor expenses and outside consulting costs, a $0.6 million increase in warranty expense mainly related to our TracPhone V7 and V11 products, and a $0.2 million increase in travel and trade show costs. As a percentage of net sales, sales, marketing and support expense was 21% for the six months ended June 30, 2016, as compared to 19% for the six months ended June 30, 2015.

General and administrative expense for the six months ended June 30, 2016 decreased by $0.5 million, or 3%, to $14.8 million from $15.3 million for the six months ended June 30, 2015. The primary reasons for the decrease were a $0.6 million decrease in compensation expense due to centralizing administrative functions in the UK and a $0.1 million decrease in stock-based compensation expense. Partially offsetting this decrease is a $0.3 million increase in US-based labor cost. As a percentage of net sales, general and administrative expense was 17% for the six months ended June 30, 2016 as compared to 18% for the six months ended June 30, 2015.

Interest and Other Income, Net

Interest income for the six months ended June 30, 2016 was $0.2 million compared to $0.3 million in the prior year period. The decrease is primarily attributable to lower interest income on our marketable securities. Interest expense remained consistent at $0.7 million for the six months ended June 30, 2016 and 2015. Other income, net for the six months ended June 30, 2016 decreased by $0.9 million to $0.1 million from $1.0 million for the six months ended June 30, 2015. The primary reason for the decrease in other income, net was foreign currency exchange gains primarily associated with our UK and Hong Kong operations in 2015.

Income Tax Benefit

Income tax benefit for the six months ended June 30, 2016 was $0.9 million as compared to $0.2 million for the six months ended June 30, 2015. The increased benefit resulted primarily from a decrease in pre-tax income over the two periods.

Backlog
Backlog is not a meaningful indicator for predicting revenue in future periods. Commercial resellers for our mobile satellite communication products and FOG products do not carry extensive inventories and rely on us to ship products quickly. Generally due to the rapid delivery of our commercial products, our backlog for those products is not significant.
Our backlog for all products and services was approximately $17.0 million and $19.8 million as of June 30, 2016 and December 31, 2015, respectively. As of June 30, 2016, $13.5 million of our backlog was scheduled for fulfillment in 2016, $3.1 million was scheduled for fulfillment in 2017, and $0.4 million was scheduled for fulfillment in 2018 through 2020. The decrease in backlog of $2.8 million from December 31, 2015 was primarily the result of the fulfillment of various TACNAV and FOG product orders.
Backlog consists of orders evidenced by written agreements and specified delivery dates for customers who are acceptable credit risks. We do not include satellite connectivity service sales in our backlog even though many of our satellite connectivity customers have signed annual or multi-year service contracts providing for a fixed monthly fee. Military orders included in backlog are generally subject to cancellation for the convenience of the customer. When orders are canceled, we generally recover actual costs incurred through the date of cancellation and the costs resulting from termination. As of June 30, 2016, our backlog included approximately $9.9 million in orders that are subject to cancellation for convenience by the customer. Individual orders for guidance and stabilization products are often large and may require procurement of specialized long-lead components and allocation of manufacturing resources. The complexity of planning and executing larger orders generally requires customers to order well in advance of the required delivery date, resulting in backlog.
Liquidity and Capital Resources
We have generally funded our operations primarily from operating cash flows, bank financings and proceeds received from exercises of stock options. As of June 30, 2016, we had $47.4 million in cash, cash equivalents, and marketable securities, of which $8.2 million in cash and cash equivalents was held in local currencies by our foreign subsidiaries. Our foreign subsidiaries held no marketable securities as of June 30, 2016. As of June 30, 2016, we had $68.0 million in working capital.
Net cash provided by operations was $8.9 million for the six months ended June 30, 2016 compared to $4.9 million for the six months ended June 30, 2015. The $4.0 million increase in cash provided by operations was primarily due to a $8.4 million increase in cash inflows relating to accounts receivable, a $4.0 million decrease in cash outflows relating to accounts payable, a $1.9 million decrease in cash outflows relating to inventories, a $1.0 million net increase in non-cash items, and a $0.7 million decrease in cash outflows relating to prepaid expenses and other current assets. Partially offsetting the increase in cash inflows were a $7.3 million increase in cash outflows relating to accrued expenses, a $2.2 million increase in net loss, and a $1.6 million increase in cash outflows related to other non-current assets.
Net cash used in investing activities was $2.6 million for the six months ended June 30, 2016 compared to $6.6 million for the six months ended June 30, 2015. The decrease in cash used in investing activities of $4.0 million was primarily due to a $3.0 million decrease in our net investment in marketable securities and a $1.0 million decrease in capital expenditures.
Net cash used in financing activities was $3.3 million for the six months ended June 30, 2016 compared to $3.2 million for the six months ended June 30, 2015. Net cash used in financing activities primarily consists of repayments of our term loan we undertook in connection with the acquisition of Videotel in July 2014 and other long-term debt as well as the payment of employee withholdings on stock-based awards.
Borrowing Arrangements
Principal Credit Facility
As of June 30, 2016, there was $56.5 million in aggregate principal amount outstanding under our principal credit facility. On July 1, 2014, we entered into a five-year senior credit agreement with Bank of America, N.A., as administrative agent, and the lenders named from time to time as parties thereto, for an aggregate amount of up to $80.0 million, including a revolving credit facility of up to $15.0 million and a term loan of $65.0 million to be used for general corporate purposes, including both the refinancing of the $30.0 million of indebtedness then outstanding under our former credit facility and permitted acquisitions. We also entered into a security agreement with respect to our grant of a security interest in substantially all of our assets in order to secure our obligations under the credit agreement and the related notes and pledge agreements with respect to our grant of a security interest in 65% of the capital stock of each of KVH Industries A/S and KVH Industries U.K. Limited held by us in order to secure our obligations under the credit agreement and the notes. We made certain amendments to the credit agreement in June and September 2015.
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
Borrowings under the revolver are subject to the satisfaction of numerous conditions precedent at the time of each borrowing, including the continued accuracy of our representations and warranties and the absence of any default under the credit agreement. As of June 30, 2016, there were no borrowings outstanding under the revolver.
The credit agreement contains two financial covenants, a Maximum Consolidated Leverage Ratio and a Minimum Consolidated Fixed Charge Coverage Ratio, each as defined in the credit agreement. In September 2015, the Maximum Consolidated Leverage Ratio was (among other things) increased from 1.00:1.00 to 1.25:1.00 for March 31, 2016 and each fiscal quarter thereafter. The Minimum Consolidated Fixed Charge Coverage Ratio may not be less than 1.25:1.00. We were in compliance with these financial ratio debt covenants as of June 30, 2016.
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
Mortgage Loan
On April 6, 2009, we entered into a mortgage loan in the amount of $4.0 million related to our headquarters facility in Middletown, Rhode Island. On June 9, 2011, we entered into an amendment to the mortgage loan. The loan term is ten years, with a principal amortization of 20 years, and the interest rate will be a rate per year adjusted periodically based on a defined interest period equal to the BBA LIBOR Rate plus 2.00 percentage points. Land, building and improvements with an approximate carrying value of approximately $5.0 million as of June 30, 2016 secure the mortgage loan. The monthly mortgage payment is approximately $14,000, plus interest and increases in increments of $1,000 each year throughout the life of the mortgage. Due to the difference in the term of the loan and amortization of the principal, a balloon payment of $2.6 million is due on April 1, 2019. The loan contains one financial covenant, a Fixed Charge Coverage Ratio, which applies in the event that our consolidated cash, cash equivalents, and marketable securities balance falls below $25.0 million at any time. As our consolidated cash, cash equivalents and marketable securities balance was above $25.0 million for the three months ended June 30, 2016, the Fixed Charge Coverage Ratio did not apply. Under the mortgage loan we may prepay our outstanding loan balance subject to certain early termination charges as defined in the mortgage loan agreement. If we were to default on our mortgage loan, the land, building and improvements would be used as collateral. As discussed in Note 17 to the consolidated financial statements, effective April 1, 2010, in order to reduce the volatility of cash outflows that arise from changes in interest rates, we entered into two interest rate swap agreements that are intended to hedge our mortgage interest obligations by fixing the interest rates specified in the mortgage loan to 5.9% for half of the principal amount outstanding and 6.1% for the remaining half of the principal amount outstanding as of April 1, 2010 until the mortgage loan expires on April 16, 2019.
Other Matters
We intend to continue to invest in the expansion and improvement of our mini-VSAT Broadband network on a global basis. As part of the future potential capacity expansion, we would plan to seek to acquire additional satellite capacity from satellite operators, potentially including capacity on high throughput and non-geostationary satellite systems currently under development, expend funds to seek regulatory approvals and permits, develop product enhancements in anticipation of the expansion, and hire additional personnel. Depending on the scope of our efforts, these investments may be substantial and may include temporary transitional expenses to implement new capabilities. In December 2011, we entered into a five-year agreement to lease satellite capacity from a satellite operator, effective February 1, 2012, and in 2012 we also purchased three satellite hubs to support this added capacity. The total cost of the five-year satellite capacity agreement, the satellite hubs, and teleport services is approximately $12.2 million, of which approximately $2.7 million related to the total cost of the three hubs. On January 30, 2013, we borrowed $4.7 million from a bank and pledged as collateral six satellite hubs and related equipment, including the three hubs purchased in 2012. The term of the equipment loan is five years, and the loan bears interest at a fixed rate of 2.76% per annum. The monthly payment is approximately $83,000, including interest expense. On December 30, 2013, we borrowed $1.2 million from a bank and pledged as collateral one satellite hub and related equipment. The term of the equipment loan is five years, and the loan bears interest at a fixed rate of 3.08% per annum. The monthly payment is approximately $21,000, including interest expense.
On November 26, 2008, our Board of Directors authorized a program to repurchase up to one million shares of our common stock. The share repurchase program is funded using our existing cash, cash equivalents, marketable securities and future cash flows. As of June 30, 2016, 341,000 shares of our common stock remain available for repurchase under the program. We did not purchase any shares of our common stock in the six months ended June 30, 2016.
As of June 30, 2016, we held $47.4 million in cash, cash equivalents and marketable securities. We believe that our cash, cash equivalents and marketable securities, together with our other working capital and cash flows from operations, will be adequate to meet planned operating and capital requirements through at least the next twelve months. However, as the need or opportunity arises, we may seek to raise additional capital through public or private sales of securities or through additional debt financing. There are no assurances that we will be able to obtain any additional funding or that such funding will be available on terms acceptable to us.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our primary market risk exposures are interest rate risk and foreign currency exchange rate risk.
We are exposed to changes in interest rates because we finance certain operations through fixed and variable rate debt instruments.
We had $56.5 million in borrowings outstanding at June 30, 2016, at an interest rate equal to the LIBOR Daily Floating Rate plus 1.50% under our variable-rate credit facility. For more information regarding our credit facility, see Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Borrowing Arrangements. A hypothetical 10% increase or decrease in interest rates would have approximately a $0.1 million impact on our annual interest expense based on the $56.5 million outstanding at June 30, 2016 with an interest rate of 1.97%.
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
We are exposed to currency exchange rate fluctuations related to our subsidiary operations in the United Kingdom, Denmark, Norway, Brazil, Singapore, Hong Kong, Cyprus, Japan, Belgium, and the Netherlands. Certain transactions in these locations are made in the local currency, yet are reported in the U.S. dollar. For foreign currency exposures existing at June 30, 2016, a 10% unfavorable movement in the foreign exchange rates for our subsidiary locations would not expose us to material losses in earnings or cash flows.
From time to time, we have purchased foreign currency forward contracts. These forward contracts are intended to offset the impact of exchange rate fluctuations on cash flows of our foreign subsidiaries. Foreign exchange contracts are accounted for as cash flow hedges and are recorded on the balance sheet at fair value until executed. Changes in the fair value are recognized in earnings. We did not enter into any such contracts during the six months ended June 30, 2016.
The primary objective of our investment activities is to preserve principal and maintain liquidity, while at the same time maximizing income. We have not entered into any instruments for trading purposes. Some of the securities that we invest in may have market risk. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities that can include United States treasuries, certificates of deposit, investment grade asset-backed corporate securities, money market mutual funds, municipal bonds, and government agency and non-government debt securities. As of June 30, 2016, a hypothetical 100 basis-point increase in interest rates would have resulted in an immaterial decrease in the fair value of our investments that had maturities of greater than one year. Due to the conservative nature of our investments and the relatively short duration of their maturities, we believe this interest rate risk is substantially mitigated. As of June 30, 2016, 95% of the $22.7 million classified as available-for-sale marketable securities will mature or reset within one year. Accordingly, long-term interest rate risk is not considered material for our investment activities. We did not invest in any financial instruments denominated in foreign currencies as of June 30, 2016.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our Chief Executive Officer and interim Chief Financial Officer, our management has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2016, the end of the period covered by this interim report. Based on that evaluation, our Chief Executive Officer and interim Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2016.
Changes in Internal Control over Financial Reporting
Under the supervision and with the participation of our Chief Executive Officer and interim Chief Financial Officer, our management has evaluated changes in our internal control over financial reporting that occurred during the second quarter of 2016. Based on that evaluation, our Chief Executive Officer and interim Chief Financial Officer did not identify any change in our internal control over financial reporting during the second quarter of 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Worldwide economic conditions have experienced significant turmoil over the last several years, including slower economic activity, tightened credit markets, inflation and deflation concerns, decreased consumer confidence, reduced corporate profits, reduced or canceled capital spending, adverse business conditions, war and refugee crises in the Middle East, the United Kingdom vote to leave the European Union, and liquidity concerns. These conditions make it difficult for businesses, governments and consumers to accurately forecast and plan future activities. Many governments are experiencing significant deficits that have caused and may continue to cause them to curtail spending significantly and/or reallocate funds away from defense programs. There can be no assurances that government responses to the disruptions in the economy will remedy these problems. As a result of these and other factors, customers and government entities could continue to slow or suspend spending on our products and services. We may also incur increased credit losses and need to further increase our allowance for doubtful accounts, which would have a negative impact on our earnings and financial condition.

We cannot predict the timing, duration, or ultimate impact of the turmoil in our markets. We expect our business to continue to be adversely impacted by this turmoil, particularly in Europe, Asia, and South America.

Declining oil prices may continue to adversely affect our revenues and profitability.

Oil prices have undergone a significant and sustained decline since the peak in 2014. West Texas Intermediate oil prices dropped from a high of $107.26 per barrel on June 20, 2014, to a low of $26.21 per barrel on February 11, 2016. Customers of our mobile satellite business include offshore support vessel companies that participate in, or are dependent upon, the offshore oil industry. The declines in worldwide oil prices have had a significant impact on the financial performance of companies in this sector of the economy, and as a result demand for new products and services has declined severely during and since 2015 as they have sought to reduce expenditures. In addition, we have experienced a higher customer churn rate primarily attributed to customers that operate in this sector, where the sale or decommissioning of vessels has led to a higher rate of airtime plan terminations and suspensions. These trends could continue to limit or reduce demand for our satellite antenna products and airtime services from companies in this sector, which could continue to adversely affect our revenues and profitability.

Our financial performance is impacted by U.S. government contracts, which are subject to uncertain levels of funding and termination.

We have historically sold a substantial portion of our TACNAV and FOG products and services to the U.S. government and its contractors. A reduction in sales to the U.S. government or its contractors, whether due to lack of funding, for convenience or otherwise, or the occurrence of delays, could negatively impact our results of operations and financial condition.

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

As a result of our mini-VSAT Broadband network infrastructure, our cost of service sales includes certain fixed costs that do not generally vary with the volume of service sales, and we have almost no ability to reduce these fixed costs in the short term. These fixed costs have increased significantly each year as we have further expanded our network to accommodate additional subscriber demand and/or coverage areas, and we expect that this trend will continue in 2016 and beyond. Sales of our TracPhone V-IP series products declined in the three and six months ended June 30, 2016 from the comparable periods in the prior year. If sales of our TracPhone V-IP series products and the mini-VSAT Broadband service do not generate the level of revenue that we expect or if those revenues decline, our service gross margins may decline. As our market share has increased, we have also experienced a general increase in customer termination and suspension rates, compounded by accelerated declines in sales for vessels servicing the oil supply market with some bulk carriers, and lower unit sales of our mobile communication hardware, both in the United States and Europe. The failure to improve our mini-VSAT Broadband service gross margins and unit sales would have a material adverse effect on our overall profitability.

Competition may limit our ability to sell our mobile communication products and services and guidance and stabilization products.

The mobile communication markets and defense navigation, and guidance and stabilization markets in which we participate are very competitive, and we expect this competition to persist and intensify in the future. We may not be able to compete successfully against current and future competitors, which could impair our ability to sell our products. For example, improvements in the performance of lower cost gyros by competitors could potentially jeopardize sales of our FOGs and FOG-based systems. As our market share in the mobile satellite communication market has grown, competition has intensified significantly, most notably from companies that seek to compete primarily on price. These companies may continue to implement price reductions and discounts for both products and services, which have required us to reduce our prices or offer discounts in order to maintain or increase our market share. Some of our VSAT competitors have also leveraged partnerships amongst themselves in order to capture larger combined market share. We anticipate that this trend of substantial competition will continue.

In the marine market for satellite TV equipment, we compete primarily with Intellian, Cobham SATCOM, Orbit Communication Systems, RayMarine (Intellian made), KNS, and Sea King (King Controls).

In the marine market for voice, fax, data, and Internet communication equipment, we compete primarily with Intellian, Cobham SATCOM, Orbit Communication Systems, Jotron AS, KNS Inc., Inmarsat, AddValue, and Iridium Satellite LLC.

In the marine market for voice, fax, data, and Internet services, we compete primarily with Inmarsat, Globalstar LP, and Iridium Satellite LLC. We also face competition from providers of marine satellite data services and maritime VSAT solutions, including Inmarsat (and its Fleet Xpress service), Marlink, MTN/SeaMobile, SpeedCast, and Harris CapRock. We believe that certain customers have deferred purchase decisions in anticipation of Inmarsat’s Fleet Xpress rollout, which is reducing demand in this market.

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

•	many of our prime competitors have well-established and/or growing partner programs, which pose a threat of multiplying their market influence;

•	product and service improvements, new product and service developments or price reductions by competitors may weaken customer acceptance of, and reduce demand for, our products and services;

•	new technology or market trends may disrupt or displace a need for our products and services;

•	our competitors may have access to a broader array of media content than we do, which may cause customers to prefer competitors’ media offerings; and

•	our competitors may have lower production costs than we do, which may enable them to compete more aggressively in offering discounts and other promotions.

The emergence of a competing small maritime VSAT antenna and complementary service or other similar service could reduce the competitive advantage we believe we currently enjoy with our smaller TracPhone V-IP series antennas and Ku-band mini-VSAT Broadband service, or with our C/Ku-band mini-VSAT Broadband service and our TracPhone V11-IP antenna.

Our TracPhone V3-IP and V7-IP systems offer customers a range of benefits due to their integrated design, hardware costs that are lower than existing maritime Ku-band VSAT systems, and spread spectrum technology. We currently compete against companies that offer established maritime Ku-band VSAT service using, in some cases, antennas 1-meter in diameter or larger. While we are unaware of any company offering a 37-cm VSAT solution comparable to our TracPhone V3-IP, we are encountering regional competition from companies offering 60-cm VSAT systems and services, which are comparable in size to our TracPhone V7-IP. Likewise, our TracPhone V11-IP, at 1.1-meter in diameter, is approximately 85% smaller and lighter than competing C-band maritime VSAT systems, which uses antennas in excess of 2.4-meters in diameter to provide similar global services. We are unaware of any competitor currently offering a similar size solution for global C-band coverage, but any introduction of such a product could adversely impact our success. In addition, other companies could replicate some of the distinguishing features of our TracPhone V-IP series products, which could potentially reduce the appeal of our solution, increase price competition, and adversely affect sales. For example, Inmarsat has recently launched its Fleet Xpress service, a new global Ka-band mobile VSAT service that Inmarsat claims will be faster and have a lower price per megabit than existing Ku-band services. This service may adversely impact sales of our mini-VSAT Broadband service and related equipment. Moreover, consumers may choose other services such as FleetBroadband or Iridium OpenPort for their service coverage at potentially lower hardware costs despite higher service costs and slower data rates.

If we are unable to improve our existing mobile communication and guidance and stabilization products and services and develop new, innovative products and services, our sales and market share may decline.

The markets for mobile communication products and services and guidance and stabilization products and services are each characterized by rapid technological change, frequent new product innovations, changes in customer requirements and expectations, and evolving industry standards. For example, although long in gestation, Inmarsat is now able to fulfill orders for its latest-generation Fleet Xpress satellite communications products and services. If we fail to make innovations in our existing products and services and reduce the costs of our products and services in a timely way, our market share may decline. For example, the introductions of our new TracVision TV-series antennas in 2014 occurred later than we had anticipated, which we believe led certain customers to purchase competing products. Products or services using new technologies, or emerging industry standards, could render our products and services obsolete. If our competitors successfully introduce new or enhanced products or services that eliminate technological advantages our products or services may have in a market or otherwise outperform our products or services, or are perceived by consumers as doing so, we may be unable to compete successfully in the markets affected by these changes. For competitive reasons, in 2015, we increased warranty coverage for certain of our mobile communication products to include an additional year of labor coverage and other benefits, which could increase our costs and impair our profitability.

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

We sell our FOG systems and tactical navigation products and services to U.S. and foreign military and government customers, either directly or as a subcontractor to other contractors. These customers often use a competitive bidding process and have unique purchasing and delivery requirements, which often makes the timing of sales to these customers unpredictable. Factors that affect their purchasing and delivery decisions include:

•	increasing budgetary pressures, which may reduce or delay funding for military programs;

•	changes in modernization plans for military equipment;

•	changes in tactical navigation requirements;

•	global conflicts impacting troop deployment, including troop withdrawals;

•	priorities for current battlefield operations;

•	new military and operational doctrines that affect military equipment needs;

•	sales cycles that are long and difficult to predict;

•	shifting response time and/or delays in the approval process associated with the export licenses we must obtain prior to the international shipment of certain of our military products;

•	delays in military procurement schedules; and

•	delays in the testing and acceptance of our products, including delays resulting from changes in customer specifications.

These factors periodically cause substantial fluctuations in sales of our TACNAV and FOG products from period to period. For example, sales of our FOG products decreased $0.6 million, or 7%, from the first six months of 2015 to the first six months of 2016. Similarly, TACNAV service sales decreased $0.3 million, or 22%, from the first six months of 2015 to the first six months of 2016, while sales of our TACNAV products increased $3.2 million, or 200%, from the first six months of 2015 to the first six months of 2016. However, in October 2014, we received a $19.0 million TACNAV product and services contract with an international military customer which include program management and engineering services expected to be delivered through 2017 and hardware shipments expected to be fulfilled in 2016, as well as out-year support services to be provided as part of this order. These large orders contribute to the unpredictability of our revenues from period to period. Government customers may change defense spending priorities at any time.

Sales of our FOG systems and TACNAV products generally consist of a few large orders, and the delay or cancellation of a single order could substantially reduce our net sales.

KVH products sold to customers in the defense industry are purchased through orders that can generally range in size from several hundred thousand dollars to more than thirty million dollars. For example, we received orders for TACNAV products and services of $1.3 million, $1.4 million, $1.5 million, $4.3 million, $19.0 million, $5.2 million, $7.2 million, $35.6 million, and $2.8 million in November 2015, September 2015, May 2015, November 2014, October 2014, May 2014, January 2013, September 2012, and September 2012, respectively. Orders of this size are often unpredictable and difficult to replicate. As a result, the delay or cancellation of a single order could materially reduce our net sales and results of operations. We periodically experience repeated and unanticipated delays in defense orders, which make our revenues and operating results less predictable. Because our guidance and stabilization products typically have relatively higher product gross margins than our mobile communication products, the loss of an order for guidance and stabilization products could have a disproportionately adverse effect on our results of operations.

Only a few customers account for a substantial portion of our defense navigation and guidance and stabilization revenues, and the loss of any of these customers could substantially reduce our net sales.

We derive a significant portion of our guidance and stabilization revenues from a small number of customers, many of whom are contractors for the U.S. government. In October 2014, we received a $19.0 million TACNAV product and services contract from an international military customer which includes program management and engineering services expected to be delivered through 2017 and hardware shipments that were partially fulfilled in 2015 with the remainder expected to be fulfilled in 2016 as well as out-year support services to be provided as part of this order. The loss of business from any of these customers or delays in orders could substantially reduce our net sales and results of operations and could seriously harm our business. Since we are often awarded a contract as a subcontractor to a major defense supplier that is engaged in a competitive bidding process as prime contractor for a major weapons procurement program, our revenues depend significantly on the success of the prime contractors with which we align ourselves.

Commercial sales of our guidance and stabilization products are unpredictable.

Fluctuating commercial sales of our guidance and stabilization products are making it more difficult to predict our future revenues. We have been marketing our guidance and stabilization products, particularly our FOG products and systems, to original equipment manufacturers for incorporation into commercial products, such as navigation and positioning systems for various applications, including precision mapping, dynamic surveying, autonomous vehicles, train location control and track geometry measurement systems, industrial robotics, and optical stabilization. Because we sell these products to original equipment manufacturers rather than end-users, we have less information about market trends and other developments affecting the buying patterns of end-users and, as a result, may be unable to forecast demand for these products accurately. Sales of FOGs for commercial applications decreased from the first six months of 2015 to the first six months of 2016; however, sales can significantly increase or decrease quarter-to-quarter due to our customer mix. Moreover, sales of these products for commercial applications depend on the success of our customers’ products, and any decline in sales of our customers’ products would reduce demand for our products.

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

We could derive an increasing portion of our revenues from commercial leases of mobile communication equipment, rather than sales, which could increase our credit and collection risk.

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

The TracPhone V-IP series products and our mini-VSAT Broadband service offer a range of benefits to mariners, especially in commercial markets, due to the smaller size antenna and faster, more affordable airtime services. We currently offer service in the Americas, Europe, the Middle East, Africa, Asia-Pacific, and Australian and New Zealand waters. In the future, we may need to expand capacity in existing coverage areas to support an expanding subscriber base. If we are unable to reach agreement with third-party satellite providers to support the mini-VSAT Broadband service and its spread spectrum technology or transponder capacity is unavailable should we need to increase our capacity to meet growing demand in a given region, our ability to support vessels and aeronautical applications globally will be at risk and could reduce the attractiveness of our products and services to these customers.

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

We also have intragroup receivables and liabilities, such as loans, that can generate significant foreign currency effects. Changes in exchange rates, particularly the U.S dollar against the British pound sterling, could lead to the recognition of unrealized foreign exchange losses in some cases.

Moreover, certain of our products and services are sold internationally in U.S. dollars; as the U.S. dollar strengthens, the relative cost of these products and services to customers located in foreign countries increases, which adversely affects export sales. In addition, most of our financial obligations, including payments under our outstanding debt obligations, must be satisfied in U.S. dollars. Our exposures to changes in foreign currency exchange rates may change over time as our business practices evolve and could result in increased costs or reduced revenue and could adversely affect our cash flow. Changes in the relative values of currencies occur regularly and may have a significant impact on our operating results. We cannot predict with any certainty changes in foreign currency exchange rates or the degree to which we can cost-effectively mitigate this exposure.

Brexit and political uncertainty in the United Kingdom and Europe could adversely affect our revenue and results of operations and disrupt our operations.

We have significant operations in the United Kingdom, including the major portion of our KVH Media Group operations. The June 2016 referendum supporting the exit of the United Kingdom from the European Union, or Brexit, is causing significant political uncertainty in both the United Kingdom and the European Union. For example, the United Kingdom is undergoing a transition of leadership in its principal political parties; Scotland may seek to remain in the European Union, either by seeking to block Brexit or by obtaining its independence from the United Kingdom; and other members of the European Union may also seek to depart from the European Union. The impact of Brexit and the resulting turmoil on the political and economic future of the United Kingdom and the European Union is uncertain, and we may be adversely affected in ways we do not currently anticipate. Customers and other businesses may curtail expenditures, including for purchases of our products and services. We may find it more difficult to conduct business in the United Kingdom and the European Union, as Brexit may result in increased restrictions on the movement of capital, goods and personnel. Depending on the outcome of negotiations between the United Kingdom and the European Union regarding the terms of Brexit, we may decide to relocate or otherwise alter our European operations to respond to the new business, legal, regulatory, tax and trade environments that may result. Brexit may materially and adversely affect our relationships with customers, suppliers and employees and could result in decreased revenue, increased expenses, higher tariffs and taxes, and lower earnings and cash flow.

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

We currently have, and will likely continue to have, a substantial amount of indebtedness. Our indebtedness could, among other things, make it more difficult for us to satisfy our debt obligations, require us to use a large portion of our cash flow from operations to repay and service our debt or otherwise create liquidity problems, limit our flexibility to adjust to market conditions, place us at a competitive disadvantage and expose us to interest rate fluctuations. As of June 30, 2016, we had total debt outstanding of $61.6 million, which included $54.1 million in aggregate principal amount of indebtedness outstanding under our term note that matures in 2019.

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

Our satellite antenna products include the equipment necessary to utilize satellite services; we do not own the satellites that directly provide two-way satellite communications. We currently offer satellite television products compatible with the DIRECTV and DISH Network services in the United States, the Bell TV service in Canada, the Sky Mexico service and various other regional satellite TV services in other parts of the world.

SES, Eutelsat, Sky Perfect-JSAT, Telesat, EchoStar, Intelsat and Star One currently provide the satellite capacity to support the mini-VSAT Broadband service and our TracPhone V-IP series products. Intelsat also currently provides our C-Band satellite coverage. In addition, we have agreements with various teleports and Internet service providers around the globe to support the mini-VSAT Broadband service. We rely on Inmarsat for satellite communications services for our FleetBroadband- and FleetOne-compatible TracPhone products.

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

Our mini-VSAT Broadband service relies on spread spectrum technology developed by ViaSat, Inc., for use with satellite capacity controlled by SES, Eutelsat, Sky Perfect-JSAT, Telesat, Echostar, Intelsat and Star One. Our TracPhone two-way broadband satellite terminals combine our stabilized antenna technology with ViaSat’s ArcLight spread spectrum mobile broadband technology, along with ViaSat’s ArcLight spread spectrum modem. The ArcLight technology is also integrated within the satellite hubs that support this service. Sales of the TracPhone V-IP series products and our mini-VSAT Broadband service could be disrupted if we fail to receive approval from regulatory authorities to provide our spread spectrum service in the waters of various countries where our customers operate or if there are issues with the availability of the ArcLight maritime modems. Moreover, over the course of our ten-year agreement with ViaSat, which expires in 2018, satellite communications technology may continue to evolve, which could reduce the relative attractiveness of the technology we currently offer, and our technology may cease to be compatible with changes in satellite service offerings. If we decided to or had to transition to any new technology, we may encounter technological challenges, increased expenses, customer dissatisfaction, inventory obsolescence, interruptions in supply, disruptions in current relationships or arrangements and unforeseen obstacles, any of which could have a material adverse effect on our mobile satellite business, revenues and profitability.

We have single dedicated manufacturing facilities for each of our mobile communication and guidance and stabilization product categories, and any significant disruption to a facility could impair our ability to deliver our products.

Excluding the products manufactured by Videotel and KVH Media Group, which we manufacture in the United Kingdom, we currently manufacture all of our mobile communication products at our manufacturing facility in Middletown, Rhode Island, and the majority of our guidance and stabilization products at our facility in Tinley Park, Illinois. Some of our production processes are complex, and we may be unable to respond rapidly to the loss of the use of either production facility. For example, our production facilities use some specialized equipment that may take time to replace if they are damaged or become unusable for any reason. In that event, shipments would be delayed, which could result in customer or dealer dissatisfaction, loss of sales and damage to our reputation. Finally, we have only a limited capability to increase our manufacturing capacity in the short term. If short-term demand for our products exceeds our manufacturing capacity, our inability to fulfill orders in a timely manner could also lead to customer or dealer dissatisfaction, loss of sales and damage to our reputation.

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

We distribute premium news, sports, movies, and music content for commercial and leisure customers in the maritime, hotel, and retail markets. We do not generate this content but instead license the content from third parties on a non-exclusive basis. We do not have long-term license agreements with any content provider. Accordingly, any content provider could terminate our existing arrangements with little or no advance notice or could adversely modify the terms of the arrangement, including initiating potential price increases. Further, the licenses we obtain are limited in scope, and any violation of the terms of a license could expose us to liability for copyright infringement. We pay license fees that are based in part on the revenue we generate from sublicenses, and our licensors generally have the right to audit our records to determine whether we have paid all necessary license fees. Failure to pay required license fees could result in any combination of termination of our license rights, penalties, or damages. The loss of content could adversely affect the attractiveness of our media and entertainment offerings, which could in turn adversely affect our revenues. Any increase in the cost of content could reduce the profitability of these offerings.

Any failure to maintain and expand our third-party distribution relationships may limit our ability to penetrate markets for mobile communication products and services.

We market and sell our mobile communication products and services through an international network of independent retailers, chain stores and distributors, as well as to manufacturers of marine vessels, recreational vehicles and buses. If we are unable to maintain or improve our distribution relationships, it could significantly limit our sales. Some of our distribution relationships are new, and our new distributors may not be successful in marketing and selling our products and services. In addition, our distribution partners do not have exclusive relationships with us and may sell products of other companies, including competing products, and are generally not required to purchase minimum quantities of our products.

Our international business operations expose us to a number of difficulties in coordinating our activities abroad and in dealing with multiple regulatory environments.

Historically, sales to customers outside the United States have accounted for a significant portion of our net sales, and our acquisitions of Videotel in July 2014 and KVH Media Group in May 2013 increased our sales in new foreign markets. We derived 42%, 48%, 41%, and 46% of our revenues in the six months ended June 30, 2016 and the years ended December 31, 2015, 2014, and 2013, respectively, from sales to customers outside the United States. We have foreign sales offices in Denmark, the United Kingdom, Singapore, Hong Kong, Japan, Norway, Cyprus and the Philippines, as well as a subsidiary in Brazil that manages local sales. However, aside from these international sales offices, substantially all of our personnel and operations, particularly for our mobile satellite communications equipment business and our guidance and stabilization business, are located in the United States. Our limited operations in foreign countries may impair our ability to compete successfully in international markets and to meet the service and support needs of our customers in countries where we have little to no infrastructure. We are subject to a number of risks associated with our international business activities, which may increase our costs and require significant management attention. Our acquisitions of Videotel and KVH Media Group have augmented these risks. These risks include:

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

We evaluate strategic acquisition opportunities to acquire other businesses as they arise, such as our acquisitions of Videotel in July 2014 and KVH Media Group in May 2013. The expenses we incur evaluating and pursuing these and other such acquisitions could have a material adverse effect on our results of operations. For example, during 2014, we incurred significant expenses related to the acquisition of Videotel. If we acquire a business, we may be unable to manage it profitably or successfully integrate its operations with our own. Moreover, we may be unable to realize the strategic, financial, operational and other benefits we anticipate from any acquisition, and any acquisition may increase our overall operating expenses. Competition for acquisition opportunities could increase the price we pay for businesses we acquire and could reduce the number of potential acquisition targets. Further, our approach to acquisitions may involve a number of special financial and business risks, such as:

•	entry into new and unfamiliar lines of business or markets, which may present challenges or risks that we did not anticipate;

•	entry into new or unfamiliar geographic regions;

•	increased expenses associated with the amortization of acquired intangible assets;

•	increased exposure to fluctuations in foreign currency exchange rates;

•	charges related to any potential acquisition from which we may withdraw;

•	diversion of our management’s time, attention, and resources;

•	loss of key acquired personnel;

•	increased costs to improve or coordinate managerial, operational, financial, and administrative systems, including compliance with the Sarbanes-Oxley Act of 2002;

•	dilutive issuances of equity securities;

•	the assumption of legal liabilities; and

•	losses arising from impairment charges associated with goodwill or intangible assets.

For example, we incurred additional expenses to implement internal control over financial reporting appropriate for a public company at Videotel, which previously operated as a private company not subject to U.S. generally accepted accounting principles.

If we cannot effectively manage changes in our rate of growth, our business may suffer.

We have previously expanded our operations to pursue existing and potential market opportunities, and we are continuing to expand our international operations. For example, we expanded our service offerings through the acquisitions of Videotel in 2014 and KVH Media Group in 2013. This growth placed a strain on our personnel, management, financial and other resources and increased our operating expenses. If any portion of our business grows more rapidly than we anticipate and we fail to manage that growth properly, we may incur unnecessary expenses, and the efficiency of our operations may decline. If we are unable to adjust our operating expenses on a timely basis in response to changes in revenue cycles, our results of operations may be harmed. To manage changes in our rate of growth effectively, we must, among other things:

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

To meet our growth objectives, we must attract and retain highly skilled technical, operational, managerial and sales and marketing personnel. We are currently seeking to hire a new Chief Financial Officer. If we fail to attract and retain the necessary personnel, we may be unable to achieve our business objectives and may lose our competitive position, which could lead to a significant decline in net sales. We face significant competition for these skilled professionals from other companies, research and academic institutions, government entities and other organizations.

Our success depends on the services of our executive officers.

Our future success depends to a significant degree on the skills and efforts of Martin Kits van Heyningen, our co-founder, President, Chief Executive Officer, and Chairman of the Board. If we lost the services of Mr. Kits van Heyningen, our business and operating results could be seriously harmed. We also depend on the ability of our other executive officers to work effectively as a team. The loss of one or more of our executive officers, such as the recent resignation of our Chief Financial Officer, could impair our ability to manage our business effectively.

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

From time to time we have faced claims by third parties that our products or technology infringe their patents or other intellectual property rights, and we may face similar claims in the future. For example, we were sued for patent infringement in 2015, and we settled this claim in January 2016 with a payment of cash to Advanced Media Network. Any claim of infringement could cause us to incur substantial costs defending against or settling the claim, even if the claim is invalid, and could distract the attention of our management. If any of our products are found to violate third-party proprietary rights, we may be required to pay substantial damages. In addition, we may be required to re-engineer our products or obtain licenses from third parties to continue to offer our products. Any efforts to re-engineer our products or obtain licenses on commercially reasonable terms may not be successful, which would prevent us from selling our products, and, in any case, could substantially increase our costs and have a material adverse effect on our business, financial condition and results of operations.

Cybersecurity breaches could disrupt our operations, expose us to liability, damage our reputation, and require us to incur significant costs or otherwise adversely affect our financial results.

We are highly dependent on information technology networks and systems, including the Internet, to securely process, transmit and store electronic information, including personal information of our customers. We also retain sensitive data, including intellectual property, proprietary business information, personally identifiable information, credit card information, and usage data of our employees and customers on our computer networks. Although we take certain protective measures and endeavor to modify them as we believe circumstances warrant, invasive technologies and techniques continue to evolve rapidly, and our computer systems, software and networks are vulnerable to disruption, shutdown, unauthorized access, misuse, erasure, alteration, employee error, phishing, computer viruses or other malicious code, and other events that could have a security impact. Any security breach may compromise information stored on our networks and may result in significant data losses or theft of our, our customers', our business partners' or our employees' sensitive information. Public reports suggest that cybersecurity incidents are happening more often and with increasingly severe consequences. We may be required to expend substantial additional resources to augment our efforts to address potential cybersecurity risks, which could adversely affect our results of operations.

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

The remedial measures we took may not be adequate to prevent future misstatements or avoid other control deficiencies or material weaknesses. The effectiveness of our internal control over financial reporting is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the soundness of our systems, the possibility of human error, and the risk of fraud. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and the risk that the degree of compliance with policies or procedures may deteriorate over time. Because of these limitations, there can be no assurance that any system of or internal control over financial reporting will be successful in preventing all errors or fraud or in making all material information known in a timely manner to the appropriate levels of management. As a result, it is possible that our financial statements will not comply with generally accepted accounting principles, will contain a material misstatement or will not be available on a timely basis, any of which could cause investors to lose confidence in us and lead to, among other things, declines in our stock price, unanticipated legal, accounting and other expenses, delays in filing required financial disclosures, breach of contractual commitments to lenders or others, enforcement actions by government authorities, fines, penalties, the delisting of our common stock and liabilities arising from stockholder litigation.

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

We have at times experienced significant fluctuations in our net sales and results of operations from one quarter to the next. Our future net sales and results of operations could vary significantly from quarter to quarter due to a number of factors, many of which are outside our control. Accordingly, you should not rely on quarter-to-quarter comparisons of our results of operations as an indication of future performance. It is possible that our net sales or results of operations in a quarter will fall below the expectations of securities analysts or investors. If this occurs, the market price of our common stock could fall significantly. Our results of operations in any quarter can fluctuate for many reasons, including:

•	changes in demand for our mobile communication products and services and guidance and stabilization products and services;

•	the timing and size of individual orders from military customers;

•	the mix of products and services we sell, including the mix of fixed rate and metered contracts for airtime services;

•	our ability to manufacture, test and deliver products in a timely and cost-effective manner, including the availability and timely delivery of components and subassemblies from our suppliers;

•	our success in winning competitions for orders;

•	the timing of new product introductions by us or our competitors;

•	expenses incurred in pursuing acquisitions;

•	expenses incurred in expanding, maintaining, or improving our mini-VSAT Broadband network;

•	market and competitive pricing pressures;

•	unanticipated charges or expenses, such as increases in warranty claims;

•	general economic climate; and

•	seasonality of pleasure boat and recreational vehicle usage.

In late 2015, we introduced new rate plans for our airtime services, including various rate plans that offer higher data speeds with usage caps. Under our new rate plans, customers receive a base level of service for a fixed fee and pay additional fees for usage over the base level. Accordingly, the revenue we generate from a customer may vary with that customer's usage. We are unable to predict accurately the extent to which customers will transition to particular metered rate plans or the degree to which usage, and therefore our revenue, may vary from quarter to quarter.

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

Our stock price has historically been volatile. During the period from January 1, 2013 to June 30, 2016, the trading price of our common stock ranged from $7.51 to $15.79. Many factors may cause the market price of our common stock to fluctuate, including:

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

We are subject to income taxes and other taxes in both the U.S. and the foreign jurisdictions in which we currently operate. The determination of our worldwide provision for income taxes and current and deferred tax assets and liabilities requires judgment and estimation. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. We are subject to regular review and audit by both domestic and foreign tax authorities and to the prospective and retrospective effects of changing tax regulations and legislation. Although we believe our tax estimates are reasonable, the ultimate tax outcome may materially differ from the tax amounts recorded in our consolidated financial statements and may materially affect our income tax benefit or expense, net loss or income, and cash flows in the period in which such determination is made. As of June 30, 2016, we had liabilities for uncertain tax positions of $1.0 million, the majority of which relates to uncertain tax positions held on Videotel’s balance sheet as of the acquisition date.

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

We are subject to the SEC's disclosure requirements for public companies that manufacture, or contract to manufacture, products for which certain minerals and their derivatives, namely tin, tantalum, tungsten and gold, known as “conflict minerals,” are necessary to the functionality or production of those products. These regulations require us to determine which of our products contain conflict minerals and, if so, to perform an extensive inquiry into our supply chain in an effort to determine whether or not such conflict minerals originate from the Democratic Republic of Congo, or DRC, or an adjoining country. The European Union is considering the adoption of conflict minerals disclosure requirements, which may apply to us and may be more extensive than those adopted by the SEC. We may incur increased costs to comply with these disclosure requirements, including costs related to determining the source of any of the relevant minerals used in our products, which would adversely affect our results of operations. Because our supply chain is complex, the country of origin inquiry and due diligence procedures that we implement may not enable us to ascertain the origins of any conflict minerals that we use or determine that these minerals did not originate from the DRC or an adjoining country, which may harm our reputation with customers, investors, non-governmental organizations or others and lead to a decline in our stock price. In the conflict minerals report that we filed in 2016, we concluded that the origins of the relevant conflict minerals we used in 2015 were “DRC conflict undeterminable,” as a result of which we were not required to obtain an independent private sector audit of our conflict minerals report. The temporary rules permitting issuers to report that the origins of the conflict minerals they use are “DRC conflict undeterminable” have expired; however, as a result of pending litigation, the requirement to obtain an independent private sector audit is subject to a temporary stay unless an issuer wishes to report that its products are "DRC conflict-free." It is possible that the stay could be lifted, in which case we expect that the expenses of preparing our conflict minerals report and obtaining any necessary private sector audit will increase. We may also face difficulties in satisfying customers who may require that our products be certified as DRC conflict-free, which could harm our relationships with these customers and lead to a loss of revenue. These requirements could also have the effect of limiting the pool of suppliers from which we source these minerals, and we may be unable to obtain conflict-free minerals at competitive prices, which could increase our costs and adversely affect our manufacturing operations and our profitability.

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
On November 26, 2008, our Board of Directors authorized a program to repurchase up to one million shares of our common stock. As of June 30, 2016, 341,000 shares of common stock remain available for repurchase under the program. The repurchase program is funded using our existing cash, cash equivalents, marketable securities, and future cash flows. Under the repurchase program, at management’s discretion, we may repurchase shares on the open market from time to time, in privately negotiated transactions or block transactions, or through an accelerated repurchase agreement. The timing of such repurchases depends on availability of shares, price, market conditions, alternative uses of capital, and applicable regulatory requirements. The program may be modified, suspended or terminated at any time without prior notice. The repurchase program has no expiration date. There were no other repurchase programs outstanding during the six months ended June 30, 2016, and no repurchase programs expired during the period.
In the six months ended June 30, 2016, we did not repurchase any shares of our common stock.

ITEM 6.    EXHIBITS
Exhibits:

Exhibit No.	Description	Filed with this Form 10-Q	Incorporated by Reference
			Form	Filing Date	Exhibit No.
3.1	Amended and Restated Certificate of Incorporation, as amended		10-Q	August 6, 2010	3.1

3.2	Amended and Restated Bylaws		8-K	April 30, 2014	3.1

4.1	Specimen certificate for the common stock		S-1/A	March 22, 1996	4.1

*10.1	2016 Equity and Incentive Plan		DEF 14A	April 25, 2016	App. A

*10.2	Amended and Restated 1996 Employee Stock Purchase Plan		DEF 14A	April 25, 2016	App. B

31.1	Rule 13a-14(a)/15d-14(a) certification of principal executive officer	X

31.2	Rule 13a-14(a)/15d-14(a) certification of principal financial officer	X

32.1	Section 1350 certification of principal executive officer and principal financial officer	X

101
The following financial information from KVH Industries, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets (unaudited), (ii) the Consolidated Statements of Operations (unaudited), (iii) the Consolidated Statements of Comprehensive (Loss) Income (unaudited), (iv) the Consolidated Statements of Cash Flows (unaudited), and (v) the Notes to Consolidated Financial Statements (unaudited).
X

*	Management contract or compensatory plan

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 5, 2016

KVH Industries, Inc.

By:	/s/ JOHN F. MCCARTHY
John F. McCarthy
(Duly Authorized Officer and Interim Chief Financial Officer)

Exhibit Index

Exhibit No.	Description	Filed with this Form 10-Q	Incorporated by Reference
			Form	Filing Date	Exhibit No.
3.1	Amended and Restated Certificate of Incorporation, as amended		10-Q	August 6, 2010	3.1

3.2	Amended and Restated Bylaws		8-K	April 30, 2014	3.1

4.1	Specimen certificate for the common stock		S-1/A	March 22, 1996	4.1

*10.1	2016 Equity and Incentive Plan		DEF 14A	April 25, 2016	App. A

*10.2	Amended and Restated 1996 Employee Stock Purchase Plan		DEF 14A	April 25, 2016	App. B

31.1	Rule 13a-14(a)/15d-14(a) certification of principal executive officer	X

31.2	Rule 13a-14(a)/15d-14(a) certification of principal financial officer	X

32.1	Section 1350 certification of principal executive officer and principal financial officer	X

101
The following financial information from KVH Industries, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets (unaudited), (ii) the Consolidated Statements of Operations (unaudited), (iii) the Consolidated Statements of Comprehensive (Loss) Income (unaudited), (iv) the Consolidated Statements of Cash Flows (unaudited), and (v) the Notes to Consolidated Financial Statements (unaudited).
X

*	Management contract or compensatory plan