Form 10-Q
period 2016-09-30
KVH INDUSTRIES INC \DE\
filed 2016-11-03
CIK 1007587

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2016
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Date	Class	Outstanding shares
November 2, 2016	Common Stock, par value $0.01 per share	16,556,098

KVH INDUSTRIES, INC. AND SUBSIDIARIES
Form 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1.    Financial Statements
KVH INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30, 2016	December 31, 2015
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$25,099	$22,719
Marketable securities	28,684	22,619
Accounts receivable, net of allowance for doubtful accounts of $3,698 and $3,534 as of September 30, 2016 and December 31, 2015, respectively	31,815	43,895
Inventories	21,139	21,589
Prepaid expenses and other assets	7,477	4,271
Total current assets	114,214	115,093
Property and equipment, less accumulated depreciation of $48,614 and $43,202 as of September 30, 2016 and December 31, 2015, respectively	37,927	39,900
Intangible assets, less accumulated amortization of $15,068 and $11,390 as of September 30, 2016 and December 31, 2015, respectively	20,080	26,755
Goodwill	32,741	36,747
Other non-current assets	4,987	3,096
Non-current deferred income tax asset	3,747	4,686
Total assets	$213,696	$226,277
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,703	$8,975
Accrued compensation and employee-related expenses	4,779	6,588
Accrued other	12,326	13,516
Accrued product warranty costs	2,256	1,880
Deferred revenue	9,281	5,962
Current portion of long-term debt	7,890	6,638
Total current liabilities	44,235	43,559
Other long-term liabilities	1,127	1,391
Long-term debt, excluding current portion	52,132	58,054
Non-current deferred income tax liability	4,153	5,097
Total liabilities	$101,647	$108,101
Commitments and contingencies (Notes 2, 9 and 11)
Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 1,000,000 shares; none issued
Common stock, $0.01 par value. Authorized 30,000,000 shares; 18,193,589 and 17,793,752 shares issued at September 30, 2016 and December 31, 2015, respectively; and 16,534,598 and 16,134,761 shares outstanding at September 30, 2016 and December 31, 2015, respectively	182	178
Additional paid-in capital	126,577	124,614
Retained earnings	13,400	14,134
Accumulated other comprehensive loss	(14,960)	(7,600)
	125,199	131,326
Less: treasury stock at cost, common stock, 1,658,991 shares as of September 30, 2016 and December 31, 2015	(13,150)	(13,150)
Total stockholders’ equity	112,049	118,176
Total liabilities and stockholders’ equity	$213,696	$226,277

See accompanying Notes to Unaudited Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except earnings per share amounts, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Sales:
Product	$19,020	$15,622	$54,464	$48,954
Service	26,826	28,833	77,728	81,661
Net sales	45,846	44,455	132,192	130,615
Costs and expenses:
Costs of product sales	11,001	10,275	34,660	32,777
Costs of service sales	13,576	14,454	39,826	41,407
Research and development	3,940	3,472	11,760	10,704
Sales, marketing and support	7,978	7,889	25,870	24,251
General and administrative	6,338	8,159	21,130	23,436
Total costs and expenses	42,833	44,249	133,246	132,575
Income (loss) from operations	3,013	206	(1,054)	(1,960)
Interest income	130	129	353	421
Interest expense	353	363	1,081	1,097
Other (expense) income, net	(56)	(382)	11	654
Income (loss) before income tax expense (benefit)	2,734	(410)	(1,771)	(1,982)
Income tax (benefit) expense	(129)	53	(1,037)	(134)
Net income (loss)	$2,863	$(463)	$(734)	$(1,848)

Net income (loss) per common share
Basic	$0.18	$(0.03)	$(0.05)	$(0.12)
Diluted	$0.18	$(0.03)	$(0.05)	$(0.12)
Weighted average number of common shares outstanding:
Basic	15,845	15,661	15,798	15,608
Diluted	15,915	15,661	15,798	15,608

See accompanying Notes to Unaudited Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net income (loss)	$2,863	$(463)	$(734)	$(1,848)
Other comprehensive (loss) income, net of tax:
Unrealized loss on available-for-sale securities	—	(109)	—	(111)
Foreign currency translation adjustment	(2,238)	(2,641)	(7,386)	(3,906)
Unrealized gain (loss) on derivative instruments	37	(13)	26	5
Other comprehensive loss, net of tax	(2,201)	(2,763)	(7,360)	(4,012)
Total comprehensive income (loss)	$662	$(3,226)	$(8,094)	$(5,860)

See accompanying Notes to Unaudited Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Nine Months Ended
	September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(734)	$(1,848)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for doubtful accounts	379	742
Depreciation and amortization	9,090	9,427
Deferred income taxes	(888)	(45)
Loss on disposal of fixed assets	799	38
Compensation expense related to stock-based awards and employee stock purchase plan	2,792	2,832
Unrealized loss on foreign currency transactions	894	191
Changes in operating assets and liabilities:
Accounts receivable	10,819	644
Inventories	421	(3,807)
Prepaid expenses and other assets	(2,932)	(2,282)
Other non-current assets	(2,190)	1,043
Accounts payable	(1,168)	(2,145)
Deferred revenue	3,829	355
Accrued expenses	(2,029)	5,602
Other long-term liabilities	(113)	(96)
Net cash provided by operating activities	$18,969	$10,651
Cash flows from investing activities:
Capital expenditures	(4,791)	(4,881)
Purchases of marketable securities	(10,629)	(13,807)
Maturities and sales of marketable securities	4,563	11,719
Net cash used in investing activities	$(10,857)	$(6,969)
Cash flows from financing activities:
Repayments of term note borrowings	(3,656)	(3,656)
Repayments of other long-term debt	(1,014)	(980)
Payment of employee restricted stock withholdings	(313)	(345)
Proceeds from stock options exercised and employee stock purchase plan	390	260
Net cash used in financing activities	$(4,593)	$(4,721)
Effect of exchange rate changes on cash and cash equivalents	(1,139)	(627)
Net increase (decrease) in cash and cash equivalents	2,380	(1,666)
Cash and cash equivalents at beginning of period	22,719	25,289
Cash and cash equivalents at end of period	$25,099	$23,623

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
The consolidated financial statements have not been audited by the Company's independent registered public accounting firm and include all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations, and cash flows for the periods presented. These consolidated financial statements do not include all disclosures associated with annual financial statements and accordingly should be read in conjunction with the Company’s consolidated financial statements and related notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2015 filed on March 14, 2016 with the Securities and Exchange Commission. The results for the three and nine months ended September 30, 2016 are not necessarily indicative of operating results for the remainder of the year.

Significant Estimates and Assumptions
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of sales and expenses during the reporting periods. As described in the Company's annual report on Form 10-K, the most significant estimates and assumptions by management affect the Company’s revenue recognition, valuation of accounts receivable, valuation of inventory, the determination of the fair value of goodwill and intangible assets, deferred tax assets and related valuation allowance, stock-based compensation, warranty and accounting for contingencies. The Company has reviewed these estimates and determined that these remain the most significant estimates for the nine months ended September 30, 2016. There have been no material changes to the significant accounting policies previously disclosed in the Company’s annual report on Form 10-K for the year ended December 31, 2015.
Although the Company regularly assesses these estimates, actual results could differ materially from these estimates. Changes in estimates are recorded in the period in which they become known. The Company bases its estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances.

(3)     Recently Announced Accounting Pronouncements

Revenue from Contracts

In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"). ASU 2014-09 represents the culmination of efforts by the FASB and the International Accounting Standards Board to issue a common revenue standard. In April 2015, the FASB voted to defer the effective date of the new revenue recognition standard by one year, which resulted in ASU 2014-09 becoming effective for annual periods, and interim periods within those years, beginning after December 15, 2017. The Company is currently evaluating the impact of the adoption of this standard on its financial position, results of operations and cash flows.

Lease Accounting

In February 2016, the FASB issued its new leases standard, ASU No. 2016-02,  Leases (Topic 842)  ("ASU 2016-02"). ASU 2016-02 is aimed at putting most leases on lessees’ balance sheets, but it would also change aspects of lessor accounting. ASU 2016-02 is effective for public business entities for annual periods beginning after December 15, 2018 and interim periods within those years. As a result, the Company will adopt this standard effective January 1, 2019.  The Company is currently evaluating the impact of the adoption of this standard on its financial position, results of operations and cash flows.

Stock Compensation

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). ASU 2016-09 simplifies several aspects of the accounting for employee share-based payment transactions, including accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The guidance is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those years. Early adoption is permitted for all entities. The Company is currently evaluating the impact of the adoption of this standard on its financial position, results of operations and cash flows.

There are no other recent accounting pronouncements that have been issued by the FASB that are expected to have a material impact on the financial statements of the Company.

(4)	Marketable Securities
Included in marketable securities as of September 30, 2016 and December 31, 2015 are the following:

September 30, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market mutual funds	$23,868	$—	$—	$23,868
Certificates of deposit	4,816	—	—	4,816
Total marketable securities designated as available-for-sale	$28,684	$—	$—	$28,684

December 31, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market mutual funds	$13,244	$—	$—	$13,244
United States treasuries	1,002	—	—	1,002
Corporate notes	2,283	1	—	2,284
Certificates of deposit	6,089	—	—	6,089
Total marketable securities designated as available-for-sale	$22,618	$1	$—	$22,619
The amortized costs and fair value of debt securities as of September 30, 2016 and December 31, 2015 are shown below by effective maturity. Effective maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

September 30, 2016	Amortized Cost	Fair Value
Due in less than one year	$4,275	$4,275
Due after one year and within two years	541	541
	$4,816	$4,816
December 31, 2015	Amortized Cost	Fair Value
Due in less than one year	$5,515	$5,516
Due after one year and within two years	3,859	3,859
	$9,374	$9,375
Interest income from marketable securities was $26 and $27 during the three months ended September 30, 2016 and 2015, respectively, and $66 and $88 during the nine months ended September 30, 2016 and 2015, respectively.

(5)     Stock-Based Compensation
(a) Equity and Incentive Plan
Stock-based compensation expense was $911 and $958 for the three months ended September 30, 2016 and 2015, respectively, and $2,792 and $2,832 for the nine months ended September 30, 2016 and 2015, respectively. As of September 30, 2016, there was $1,072 of total unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted-average period of 2.07 years. As of September 30, 2016, there was $5,039 of total unrecognized compensation expense related to restricted stock awards, which is expected to be recognized over a weighted-average period of 2.54 years.

On June 15, 2016, at the Company's 2016 Annual Meeting of Stockholders, the stockholders of the Company approved the 2016 Equity and Incentive Plan (2016 Plan). The 2016 Plan authorizes the Company to issue up to 3,000 shares of common stock (plus an additional 1,690 shares intended to roll over into the 2016 Plan shares subject to awards outstanding on June 15, 2016 under earlier plans that may be forfeited, canceled, reacquired by the Company or terminated) pursuant to stock options, restricted stock awards and other stock-based awards.

The Company granted 40 and 419 restricted stock awards, subject to the terms of the 2016 Plan or the Amended and Restated 2006 Stock Incentive Plan (2006 Plan), as applicable, to employees during the three and nine months ended September 30, 2016, respectively, and 40 and 203 restricted stock awards, subject to the terms of the 2006 Plan, to employees during the three and nine months ended September 30, 2015, respectively.
The Company granted 0 and 60 stock options to employees under the terms of the Amended and Restated 2006 Stock Incentive Plan during the three and nine months ended September 30, 2016, respectively, and 0 and 95 stock options during the three and nine months ended September 30, 2015, respectively.

(b) Employee Stock Purchase Plan

On June 15, 2016, at the Company's 2016 Annual Meeting of Stockholders, the stockholders of the Company also approved amendments to the Company's Amended and Restated 1996 Employee Stock Purchase Plan (ESPP) that, among other things, increased the number of shares of common stock reserved for issuance by 1,000 to a total of 1,650. As amended, the ESPP affords eligible employees the right to purchase common stock, via payroll deductions, through various offering periods at a purchase price equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. The Company recorded compensation charges of $0 and $14 for the three months ended September 30, 2016 and 2015, respectively, and $0 and $43 for the nine months ended September 30, 2016 and 2015, respectively, related to the ESPP.

(6)     Net Income (Loss) per Common Share

Basic net income (loss) per share is calculated based on the weighted average number of common shares outstanding during the period. Diluted net loss per share incorporates the dilutive effect of common stock equivalent options, warrants and other convertible securities, if any, as determined with the treasury stock accounting method. For the three months ended September 30, 2015, and the nine months ended September 30, 2016 and 2015, due to the net loss in each of those periods, the Company excluded all outstanding stock options and non-vested restricted shares from its diluted loss per share calculation, as inclusion of these securities would have reduced the net loss per share. Common stock equivalents related to options and restricted stock awards of 919 shares of common stock for the three months ended September 30, 2016 have been excluded from the fully diluted calculation of net income per share.
A reconciliation of the basic and diluted weighted average common shares outstanding is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Weighted average common shares outstanding—basic	15,845	15,661	15,798	15,608
Dilutive common shares issuable in connection with stock plans	70	—	—	—
Weighted average common shares outstanding—diluted	15,915	15,661	15,798	15,608

(7)     Inventories
Inventories are stated at the lower of cost or market using the first-in first-out costing method. Inventories as of September 30, 2016 and December 31, 2015 include the costs of material, labor, and factory overhead. Components of inventories consist of the following:

	September 30, 2016	December 31, 2015
Raw materials	$12,910	$12,833
Work in process	2,288	2,778
Finished goods	5,941	5,978
	$21,139	$21,589

(8)     Product Warranty
The Company’s products carry standard limited warranties that range from one to two years and vary by product. The warranty period begins on the date of retail purchase or lease by the original purchaser. The Company accrues estimated product warranty costs at the time of sale and any additional amounts are recorded when such costs are probable and can be reasonably estimated. Factors that affect the Company’s warranty liability include the number of units sold or leased, historical and anticipated rates of warranty repairs and the cost per repair. Warranty and related costs are reflected within sales, marketing and support in the accompanying consolidated statements of operations. As of September 30, 2016 and December 31, 2015, the Company had accrued product warranty costs of $2,256 and $1,880, respectively.
The following table summarizes product warranty activity during 2016 and 2015:

	Nine Months Ended
	September 30,
	2016	2015
Beginning balance	$1,880	$1,853
Charges to expense	1,543	811
Costs incurred	(1,167)	(961)
Ending balance	$2,256	$1,703

(9)     Debt
Long-term debt consists of the following:

	September 30, 2016	December 31, 2015
Term note	$55,250	$58,906
Mortgage loan	2,993	3,114
Equipment loan	1,779	2,672
Total	60,022	64,692
Less amounts classified as current	7,890	6,638
Long-term debt, excluding current portion	$52,132	$58,054
Term Note and Line of Credit
On July 1, 2014, the Company entered into a five-year senior secured credit facility agreement (the Credit Agreement) with Bank of America, N.A., as Administrative Agent, and the lenders named from time to time as parties thereto (the Lenders), for an aggregate amount of up to $80,000, including a revolving credit facility of up to $15,000 and a term loan of $65,000 to be used for general corporate purposes. As of September 30, 2016, there were no borrowings outstanding under the revolving credit facility.
The Credit Agreement contains two financial covenants, a Maximum Consolidated Leverage Ratio and a Minimum Consolidated Fixed Charge Coverage Ratio, each as defined in the Credit Agreement. The Company was in compliance with these financial covenants as of September 30, 2016.
Mortgage Loan
The Company's mortgage loan contains one financial covenant, a Fixed Charge Coverage Ratio, which applies in the event that the Company's consolidated cash, cash equivalents and marketable securities balance falls below $25,000 at any time. As the Company's consolidated cash, cash equivalents, and marketable securities balance was above the minimum threshold throughout the nine months ended September 30, 2016, the Fixed Charge Coverage Ratio did not apply.

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
The following table summarizes information regarding the Company’s operations by geographic segment:

	Sales Originating From
Three months ended September 30, 2016	Americas	Europe and Asia	Total
Mobile communication sales to the United States	$25,093	$708	$25,801
Mobile communication sales to Canada	166	75	241
Mobile communication sales to Europe	123	6,179	6,302
Mobile communication sales to other geographic areas	643	3,467	4,110
Guidance and stabilization sales to the United States	2,720	—	2,720
Guidance and stabilization sales to Canada	4,768	—	4,768
Guidance and stabilization sales to Europe	659	—	659
Guidance and stabilization sales to other geographic areas	1,245	—	1,245
Intercompany sales	539	754	1,293
Subtotal	35,956	11,183	47,139
Eliminations	(539)	(754)	(1,293)
Net sales	$35,417	$10,429	$45,846
Segment net income	$553	$2,310	$2,863
Depreciation and amortization	$1,140	$1,695	$2,835
Total assets	$136,175	$77,521	$213,696

	Sales Originating From
Three months ended September 30, 2015	Americas	Europe and Asia	Total
Mobile communication sales to the United States	$22,755	$361	$23,116
Mobile communication sales to Canada	326	29	355
Mobile communication sales to Europe	113	4,937	5,050
Mobile communication sales to other geographic areas	1,607	7,461	9,068
Guidance and stabilization sales to the United States	2,425	—	2,425
Guidance and stabilization sales to Canada	2,424	—	2,424
Guidance and stabilization sales to Europe	1,200	—	1,200
Guidance and stabilization sales to other geographic areas	817	—	817
Intercompany sales	1,198	1,137	2,335
Subtotal	32,865	13,925	46,790
Eliminations	(1,198)	(1,137)	(2,335)
Net sales	$31,667	$12,788	$44,455
Segment net (loss) income	$(728)	$265	$(463)
Depreciation and amortization	$1,211	$1,984	$3,195
Total assets	$143,297	$87,795	$231,092

	Sales Originating From
Nine months ended September 30, 2016	Americas	Europe and Asia	Total
Mobile communication sales to the United States	$69,948	$1,983	$71,931
Mobile communication sales to Canada	865	463	1,328
Mobile communication sales to Europe	712	21,680	22,392
Mobile communication sales to other geographic areas	2,601	10,355	12,956
Guidance and stabilization sales to the United States	6,416	—	6,416
Guidance and stabilization sales to Canada	11,391	—	11,391
Guidance and stabilization sales to Europe	2,601	—	2,601
Guidance and stabilization sales to other geographic areas	3,177	—	3,177
Intercompany sales	3,885	2,167	6,052
Subtotal	101,596	36,648	138,244
Eliminations	(3,885)	(2,167)	(6,052)
Net sales	$97,711	$34,481	$132,192
Segment net (loss) income	$(3,593)	$2,859	$(734)
Depreciation and amortization	$3,572	$5,518	$9,090
Total assets	$136,175	$77,521	$213,696

	Sales Originating From
Nine months ended September 30, 2015	Americas	Europe and Asia	Total
Mobile communication sales to the United States	$67,076	$1,220	$68,296
Mobile communication sales to Canada	1,282	63	1,345
Mobile communication sales to Europe	432	16,120	16,552
Mobile communication sales to other geographic areas	4,021	21,657	25,678
Guidance and stabilization sales to the United States	5,496	—	5,496
Guidance and stabilization sales to Canada	6,216	—	6,216
Guidance and stabilization sales to Europe	3,592	—	3,592
Guidance and stabilization sales to other geographic areas	3,440	—	3,440
Intercompany sales	4,874	2,982	7,856
Subtotal	96,429	42,042	138,471
Eliminations	(4,874)	(2,982)	(7,856)
Net sales	$91,555	$39,060	$130,615
Segment net loss	$(1,805)	$(43)	$(1,848)
Depreciation and amortization	$3,552	$5,875	$9,427
Total assets	$143,297	$87,795	$231,092

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

(12)     Share Buyback Program
On November 26, 2008, the Company’s Board of Directors authorized a program to repurchase up to 1,000 shares of the Company’s common stock. As of September 30, 2016, 341 shares of the Company’s common stock remain available for repurchase under the authorized program. The repurchase program is funded using the Company’s existing cash, cash equivalents, marketable securities and future cash flows. Under the repurchase program, the Company, at management’s discretion, may repurchase shares on the open market from time to time, in privately negotiated transactions or block transactions, or through an accelerated repurchase agreement. The timing of such repurchases depends on availability of shares, price, market conditions, alternative uses of capital, and applicable regulatory requirements. The program may be modified, suspended or terminated at any time without prior notice. The repurchase program has no expiration date. There were no other repurchase programs outstanding during the nine months ended September 30, 2016 and no repurchase programs expired during the period.
During the nine months ended September 30, 2016 and 2015, the Company did not repurchase any shares of its common stock.

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

The following tables present financial assets and liabilities at September 30, 2016 and December 31, 2015 for which the Company measures fair value on a recurring basis, by level, within the fair value hierarchy:

September 30, 2016	Total	Level 1	Level 2	Level 3	Valuation Technique
Assets
Money market mutual funds	$23,868	$23,868	$—	$—	(a)
Certificates of deposit	4,816	4,816	—	—	(a)
Liabilities
Interest rate swaps	212	—	212	—	(b)

December 31, 2015	Total	Level 1	Level 2	Level 3	Valuation Technique
Assets
Money market mutual funds	$13,244	$13,244	$—	$—	(a)
United States treasuries	1,002	1,002	—	—	(a)
Corporate notes	2,284	—	2,284	—	(a)
Certificates of deposit	6,089	6,089	—	—	(a)
Liabilities
Interest rate swaps	238	—	238	—	(b)
Certain financial instruments are carried at cost on the consolidated balance sheets, which approximates fair value due to their short-term, highly liquid nature. These instruments include cash and cash equivalents, accounts receivable, accounts payable and accrued expenses. The carrying amount of the Company's debt approximates fair value based on currently available quoted rates of similarly structured debt.

Assets Measured and Recorded at Fair Value on a Nonrecurring Basis

The Company's non-financial assets and liabilities, such as goodwill, intangible assets and other long-lived assets resulting from business combinations, are measured at fair value using income approach valuation methodologies at the date of acquisition and subsequently re-measured if there are indicators of impairment identified during a quarter or if an impairment is identified during the annual goodwill test. There were no indicators of impairment identified during the nine months ended September 30, 2016. As of September 30, 2016, the Company did not have any other non-financial assets or liabilities that were carried at fair value on a recurring basis in the consolidated financial statements or for which a fair value measurement was required.
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
The Share Purchase Agreement contains certain representations, warranties, covenants and indemnification provisions. The Share Purchase Agreement provides that 10% of the purchase price would be held in escrow for a period of approximately 21 months after the closing in order to satisfy valid indemnification claims that KMG UK could have asserted for specified breaches of representations, warranties and covenants. The escrow and holdback amounts of approximately $6,000 were fully funded to the escrow account during the first quarter of 2015. In April 2016, approximately $600 of the $4,400 total escrow funds were released to the Company to cover post-completion accounts receivable write-offs and the balance was released to the seller. The holdback of approximately $1,600 was released to the seller in July 2016.

(15)     Goodwill and Intangible Assets
Goodwill
The following table sets forth the changes in the carrying amount of goodwill for the nine months ended September 30, 2016:

Amounts
Balance at December 31, 2015	$36,747
Foreign currency translation adjustment	(4,006)
Balance at September 30, 2016	$32,741

The Company is performing its annual goodwill impairment test as of August 31, 2016, as defined by ASC Topic 350, Intangibles—Goodwill and Other (ASC 350). ASC 350 requires that the impairment test be performed through the application of a two-step process. The first step compares the carrying value of the Company’s reporting units to their estimated fair values as of the test date. If fair value is less than carrying value, a second step is performed to quantify the amount of the impairment, if any. The Company is still in the process of performing its annual impairment test for goodwill at the reporting unit level. After completing the first step, it is possible that the Company will have to conduct the second step of this test. To the extent that the finalization of the assessment of goodwill requires an impairment charge, such adjustment will be recorded in the fourth quarter of 2016.

Intangible Assets
The changes in the carrying amount of intangible assets during the nine months ended September 30, 2016 are as follows:

Amounts
Balance at December 31, 2015	$26,755
Amortization expense	(3,678)
Foreign currency translation adjustment	(2,997)
Balance at September 30, 2016	$20,080
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
Acquired intangible assets are subject to amortization. The following table summarizes acquired intangible assets at September 30, 2016 and December 31, 2015, respectively:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
September 30, 2016
Subscriber relationships	$17,450	$5,971	$11,479
Distribution rights	4,277	1,114	3,163
Internally developed software	2,335	1,620	715
Proprietary content	8,160	4,075	4,085
Intellectual property	2,284	1,974	310
Favorable lease	642	314	328
	$35,148	$15,068	$20,080
December 31, 2015
Subscriber relationships	$19,161	$4,426	$14,735
Distribution rights	4,736	895	3,841
Internally developed software	2,457	1,244	1,213
Proprietary content	8,812	2,879	5,933
Intellectual property	2,283	1,729	554
Favorable lease	696	217	479
	$38,145	$11,390	$26,755

Estimated future amortization expense remaining at September 30, 2016 for acquired intangible assets is as follows:

Year Ending
December 31,
2016	$1,134
2017	4,435
2018	4,002
2019	2,989
2020	2,191
Thereafter	5,329
Total future amortization expense	$20,080
For intangible assets, the Company assesses the carrying value of these assets whenever events or circumstances indicate that the carrying value may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset, or asset group, to the future undiscounted cash flows expected to be generated by the asset, or asset group. There were no events or changes in circumstances during the third quarter of 2016 which indicated that an assessment of the impairment of goodwill and intangible assets was required.

(16)     Business and Credit Concentrations
Significant portions of the Company’s net sales are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net sales to foreign customers outside the U.S. and Canada	26.9%	36.2%	31.1%	37.7%

No single customer accounted for 10% or more of consolidated net sales for the three or nine months ended September 30, 2016 or 2015. The Company had one customer that accounted for 12% of accounts receivable as of September 30, 2016 and 17% as of December 31, 2015.

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
As required by ASC Topic 815, Derivatives and Hedging, the Company records all derivatives on the balance sheet at fair value. As of September 30, 2016, the fair value of the derivatives is included in other accrued liabilities and the unrealized loss is included in accumulated other comprehensive loss.
As of September 30, 2016, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivatives	Notional (in thousands)	Asset (Liability)	Effective Date	Maturity Date	Index	Strike Rate
Interest rate swap	$1,496	(103)	April 1, 2010	April 1, 2019	1-month LIBOR	5.91%
Interest rate swap	$1,496	(109)	April 1, 2010	April 1, 2019	1-month LIBOR	6.07%

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Our mobile communication service sales include sales earned from satellite voice and Internet airtime services, engineering services provided under development contracts, sales from product repairs, and extended warranty sales. Our mobile communication service sales also include our distribution of entertainment, including news, sports, music, and movies to commercial and leisure customers in the maritime, hotel, and retail markets through KVH Media Group, the media and entertainment services company that we acquired on May 11, 2013, and the distribution of training films and e-Learning computer-based training courses to commercial customers in the maritime market through Super Dragon Limited and Videotel Marine Asia Limited (together referred to as Videotel), a maritime training services company that we acquired on July 2, 2014. We typically recognize revenue from media content sales ratably over the period of the service contract. We provide, for monthly fixed and usage fees, satellite connectivity services for broadband Internet, data and Voice over Internet Protocol (VoIP) service to our TracPhone V-series customers. We also earn monthly usage fees for third-party satellite connectivity for voice, data and Internet services to our Inmarsat and Iridium customers who choose to activate their subscriptions with us. Our service sales have grown as a percentage of total revenue from 44% of our net sales in 2013 to 54% in 2014 to 59% in both 2015 and the nine months ended September 30, 2016, a portion of which is attributable to our acquisitions of the KVH Media Group business in May 2013 and Videotel in July 2014.
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

We generate sales primarily from the sale of our mobile communication systems and services and our guidance and stabilization products and services. The following table provides, for the periods indicated, our sales by industry category:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Mobile communication	$36,454	$37,589	$108,607	$111,871
Guidance and stabilization	9,392	6,866	23,585	18,744
Net sales	$45,846	$44,455	$132,192	$130,615

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
As described in our annual report on Form 10-K for the year ended December 31, 2015, our most critical accounting policies and estimates upon which our consolidated financial statements were prepared were those relating to revenue recognition, valuation of accounts receivable, valuation of inventory, the determination of the fair value of goodwill and intangible assets, deferred tax assets and related valuation allowance, stock-based compensation, warranty and accounting for contingencies. We have reviewed our policies and estimates and determined that these remain our most critical accounting policies and estimates for the nine months ended September 30, 2016.
Readers should refer to our annual report on Form 10-K for the year ended December 31, 2015 under “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Critical Accounting Policies and Significant Estimates” for descriptions of these policies and estimates.

Results of Operations
The following table provides, for the periods indicated, certain financial data expressed as a percentage of net sales:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Sales:
Product	41.5%	35.1%	41.2%	37.5%
Service	58.5	64.9	58.8	62.5
Net sales	100.0	100.0	100.0	100.0
Cost and expenses:
Costs of product sales	24.0	23.1	26.2	25.1
Costs of service sales	29.6	32.5	30.1	31.7
Research and development	8.6	7.8	8.9	8.2
Sales, marketing and support	17.4	17.7	19.6	18.6
General and administrative	13.8	18.3	16.0	17.9
Total costs and expenses	93.4	99.4	100.8	101.5
Income (loss) from operations	6.6	0.6	(0.8)	(1.5)
Interest income	0.3	0.3	0.3	0.3
Interest expense	0.8	0.8	0.8	0.7
Other (expense) income, net	(0.1)	(0.9)	—	0.5
Income (loss) before income tax expense (benefit)	6.0	(0.8)	(1.3)	(1.4)
Income tax expense (benefit)	(0.3)	0.1	(0.8)	(0.1)
Net income (loss)	6.3%	(0.9)%	(0.5)%	(1.3)%

Three Months Ended September 30, 2016 and 2015
Net Sales
Product sales for the three months ended September 30, 2016 increased $3.4 million, or 22%, to $19.0 million from $15.6 million for the three months ended September 30, 2015. The increase was primarily due to an increase in sales of our guidance and stabilization products of approximately $3.6 million, or 66%, partially offset by a decrease in sales of our mobile communication products of $0.2 million, or 2%.

Specifically, sales of our TACNAV products increased $3.6 million during the three months ended September 30, 2016 compared to the three months ended September 30, 2015, primarily due to a scheduled shipment of hardware for an international military customer. Partially offsetting this increase was a decrease in sales of marine mobile communication products of $0.3 million, or 4%, which was slightly mitigated by an increase in sales of land mobile communication products of $0.1, million or 12%, in the three months ended September 30, 2016, as compared to the three months ended September 30, 2015.

We anticipate that our TACNAV product sales will decrease in the fourth quarter of 2016 relative to the fourth quarter of 2015; for the full year, we expect that TACNAV product sales will be relatively flat compared to 2015. The timing of shipments under purchase orders we have not yet received is difficult to predict and may not occur in the fourth quarter. Although we expect that TACNAV sales will continue to grow over the long term, we expect that sales on a quarter-to-quarter or year-to-year basis will continue to be very uneven. We also expect that our FOG sales will be relatively flat in 2016 compared to 2015.

Mobile communication product sales decreased $0.2 million, or 2%, to $10.1 million for the three months ended September 30, 2016 from $10.3 million for the three months ended September 30, 2015. Sales of marine mobile communication products for the three months ended September 30, 2016 decreased $0.3 million compared to the three months ended September 30, 2015. Sales of our land mobile products increased $0.1 million for the three months ended September 30, 2016 from the same period in 2015. Sales of our marine mobile communication products have declined due to decreased demand arising from vessel lay-ups in the offshore oil and gas sector. Despite this decline in overall demand, we have experienced strong sales of our TracPhone V3 in Asian, European, and US markets.

Mobile communication product sales originating from our European and Asian subsidiaries for the three months ended September 30, 2016 decreased $0.6 million, or 23%, compared to the three months ended September 30, 2015, primarily due to lower sales of our TracPhone V7 and V11 of $0.4 million and TV marine products of $0.2 million. Mobile communication product sales originating from the Americas for the three months ended September 30, 2016 increased $0.5 million, or 7%, compared to the three months ended September 30, 2015, due to increased sales of our TV marine and land mobile products of $0.4 million and mini-VSAT Broadband products of $0.1 million.

Service sales for the three months ended September 30, 2016 decreased $2.0 million, or 7%, to $26.8 million from $28.8 million for the three months ended September 30, 2015. The primary reasons for the decrease were a $1.1 million decrease in our content and training service revenue, which resulted primarily from exchange rate weaknesses arising from e-Learning and maritime safety media sales recorded in pounds sterling, a $1.0 million decrease in contracted engineering services, and a $0.1 million decrease in Inmarsat service sales. Partially offsetting these decreases was a $0.1 million increase in mini-VSAT service sales.

We expect that our mini-VSAT service sales will be relatively flat in 2016, from the rate we achieved in 2015 as a result of the difficult market conditions faced by our commercial maritime customers, especially those in the oil and gas industry. We expect that content and training service sales will decrease in 2016 compared to 2015 due to the exchange rate weakness of pounds sterling. We also expect a decrease in contracted engineering services in 2016 compared to 2015. We expect that contracted engineering service sales on a quarter-to-quarter or year-to-year basis will continue to be very uneven.

Costs of Sales

For the three months ended September 30, 2016, costs of product sales increased by $0.7 million, or 7%, to $11.0 million from $10.3 million for the three months ended September 30, 2015. The primary reason for the increase was the increase in sales of our TACNAV products discussed above.

Costs of service sales decreased by $0.9 million, or 6%, to $13.6 million for the three months ended September 30, 2016 from $14.5 million for the three months ended September 30, 2015. The primary reasons for the decrease were a $0.5 million decrease in costs of contracted engineering service sales, a $0.4 million decrease in costs of maritime safety media sales, and a $0.1 million decrease in airtime costs associated with our mini-VSAT Broadband service, partially offset by a $0.1 million increase in costs associated with Videotel e-Learning sales.

Gross margin from product sales for the three months ended September 30, 2016 increased to 42% as compared to 34% for the three months ended September 30, 2015. The increase in our gross margin from product sales was primarily due to the increase in sales of our TACNAV products discussed above, which generally have higher margins than our mobile communication products, as well as a decrease in sales of our mobile communication products.

Gross margin from service sales for the three months ended September 30, 2016 decreased to 49% as compared to 50% for the three months ended September 30, 2015. The gross margin from airtime service sales increased to 37% in the three months ended September 30, 2016 from 36% in the prior year period, primarily due to the increase in metered plans. This increase was more than offset by a decrease in gross margin on content and training service sales, which fell from 72% in the third quarter of 2015 to 71% in the third quarter of 2016 primarily due to exchange rate weaknesses arising from content and training service sales recorded in pounds sterling.

We expect that our mini-VSAT Broadband service revenue will remain relatively flat in 2016, but we anticipate a modest year-over-year increase in our mini-VSAT Broadband gross margin percentage from that achieved in 2015.

Operating Expenses

Research and development expense for the three months ended September 30, 2016 increased $0.4 million, or 11%, to $3.9 million from $3.5 million for the three months ended September 30, 2015. The primary reasons for the increase in the three months ended September 30, 2016 were a $0.4 million increase in labor expenses and outside consulting fees. As a percentage of net sales, research and development expense was 9% for the three months ended September 30, 2016 and 8% for the three months ended September 30, 2015.

We expect research and development expense to modestly increase year-over-year due to the continued development efforts associated with the introductions of additional value-added services to our mini-VSAT Broadband customers, as well as new FOG and TACNAV products.

Sales, marketing and support expense for the three months ended September 30, 2016 increased by $0.1 million, or 1%, to $8.0 million from $7.9 million for the three months ended September 30, 2015. The primary reasons for the increase in the three months ended September 30, 2016 were a $0.4 million increase in employee compensation including commissions, and a $0.2 million increase in warranty expense related primarily to our TracPhone V7 and V11 products, offset in part by a $0.5 million decrease in bad debt expense. As a percentage of net sales, sales, marketing and support expense for the three months ended September 30, 2016 was 17% as compared to 18% for the three months ended September 30, 2015.

We expect that sales, marketing and support expense will continue to increase year-over-year, primarily driven by increased warranty expense and additional personnel.

General and administrative expense for the three months ended September 30, 2016 decreased $1.8 million, or 22%, to $6.3 million from $8.2 million for the three months ended September 30, 2015. The primary reasons for the decrease were a decrease in executive bonuses and profit sharing as well as a decrease in expenses arising from the centralization of administrative functions in the UK. As a percentage of net sales, general and administrative expense for the three months ended September 30, 2016 was 14% as compared to 18% for the three months ended September 30, 2015.

We expect that general and administrative expense will modestly decrease year-over-year, primarily driven by inflationary compensation expenses.

Interest and Other Expense, Net

Interest income and interest expense for the three months ended September 30, 2016 were largely unchanged from the three months ended September 30, 2015.

Other expense, net decreased by $0.3 million to $0.1 million for the three months ended September 30, 2016 from $0.4 million for the three months ended September 30, 2015. The primary reason for the decrease in other expense, net was foreign currency exchange losses primarily associated with our UK operations.

Income Tax Benefit

Income tax benefit was $0.1 million for the three months ended September 30, 2016 and income tax expense was $0.1 million for the three months ended September 30, 2015. The increase resulted primarily from a discrete income tax benefit of $0.2 million in the three months ended September 30, 2016.

Nine Months Ended September 30, 2016 and 2015
Net Sales
Product sales for the nine months ended September 30, 2016 increased $5.5 million, or 11%, to $54.5 million from $49.0 million for the nine months ended September 30, 2015. The increase was primarily due to an increase in sales of our guidance and stabilization products of approximately $6.1 million, or 38%, partially offset by a decrease in mobile communication product sales of $0.6 million, or 2%.

Specifically, sales of our TACNAV products increased $6.8 million during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015, primarily due to a scheduled shipment in September 2016 of hardware under a long-term contract received in October 2015 from an international military customer. Partially offsetting this increase was a decrease in sales of FOG products of $0.7 million, or 5%, primarily as a result of decreased shipments of FOGs for defense applications.

Mobile communication product sales decreased $0.6 million, or 2%, to $32.5 million for the nine months ended September 30, 2016 from $33.1 million for the nine months ended September 30, 2015, primarily as a result a $1.2 million decrease of marine mobile communication products offset by an increased $0.5 million of our land mobile products for the nine months ended September 30, 2016 from the same period in 2015. Sales of our TracPhone V11 and V7 marine mobile communication products declined in international markets due to decreased demand arising from vessel lay-ups in the offshore oil and gas sector.

Mobile communication product sales originating from our European and Asian subsidiaries for the nine months ended September 30, 2016 decreased $1.8 million, or 19% compared to the nine months ended September 30, 2015, primarily as a result of primarily due to lower sales of our TracPhone V7 and V11 of $1.1 million and TV marine products of $0.5 million. Mobile communication product sales originating from the Americas for the nine months ended September 30, 2016 increased $1.2 million, or 5%, as compared to the nine months ended September 30, 2015, primarily as a result of due to increased sales of our TV marine and land mobile products of $1.1 million and mini-VSAT Broadband products of $0.1 million.

Service sales for the nine months ended September 30, 2016 decreased $3.9 million, or 5%, to $77.7 million from $81.7 million for the nine months ended September 30, 2015. The primary reasons for the decrease were a $2.3 million decrease in our content and training service revenue, which resulted primarily from exchange rate weaknesses arising from content and training service sales recorded in pounds sterling, a $1.2 million decrease in contracted engineering services, and a $0.6 million decrease in Inmarsat service sales. Partially offsetting these decreases was a $0.1 million increase in mini-VSAT service sales and $0.1 million increase in professional services.

Costs of Sales

For the nine months ended September 30, 2016, costs of product sales increased by $1.9 million, or 6%, to $34.7 million from $32.8 million for the nine months ended September 30, 2015. The primary reason for the increase was the increase in sales of our TACNAV products discussed above.

Costs of service sales decreased by $1.6 million, or 4%, to $39.8 million for the nine months ended September 30, 2016 from $41.4 million for the nine months ended September 30, 2015. The primary reasons for the decrease were a $1.0 million decrease in airtime costs associated with our mini-VSAT Broadband service, and a $0.7 million decrease in costs associated with engineering services, and a $0.2 million decrease in costs associated with Inmarsat service sales, partially offset by a $0.1 million increase in cost of services for our content and training service and $0.3 million increase in cost associated with our professional services and repairs.

Gross margin from product sales for the nine months ended September 30, 2016 increased to 36% as compared to 33% for the nine months ended September 30, 2015. The increase in our gross margin from product sales was primarily due to the increase in sales of our TACNAV products discussed above, which generally have higher margins than our mobile communication products, as well as a decrease in sales of our mobile communication products.

Gross margin from service sales remained flat at 49% for the nine months ended September 30, 2016 and for the nine months ended September 30, 2015. The gross margin from content and training service sales fell from 72% in the nine months ended September 30, 2015 to 69% in the nine months ended September 30, 2016, primarily as a result of decrease in gross margin on content and training service sales. This decrease was partially offset by an increase in gross margin from airtime service sales to 37% in the nine months ended September 30, 2016 from 35% in the prior year period, primarily due to the increase in metered plans.

Operating Expenses

Research and development expense for the nine months ended September 30, 2016 increased by $1.1 million, or 10%, to $11.8 million from $10.7 million for the nine months ended September 30, 2015. The primary reasons for the increase were a $0.9 million increase in labor expenses and outside consulting fees and a $0.1 million increase in expenses for materials. As a percentage of net sales, research and development expense for the nine months ended September 30, 2016 was 9% as compared to 8% for the nine months ended September 30, 2015.

Sales, marketing and support expense for the nine months ended September 30, 2016 increased by $1.6 million, or 7%, to $25.9 million from $24.3 million for the nine months ended September 30, 2015. The primary reasons for the increase were a $0.8 million increase in warranty expense mainly related to our TracPhone V7 and V11 products, a $0.7 million increase in labor expenses and outside consulting costs, and a $0.2 million increase in travel and trade show costs. Partially offsetting these increases was a $0.3 million decrease in bad debt expense. As a percentage of net sales, sales, marketing and support expense was 20% for the nine months ended September 30, 2016, as compared to 19% for the nine months ended September 30, 2015.

General and administrative expense for the nine months ended September 30, 2016 decreased by $2.3 million, or 10%, to $21.1 million from $23.4 million for the nine months ended September 30, 2015. The primary reasons for the decrease were a $0.7 million decrease due to centralizing administrative functions in the UK, a $0.5 million decrease in compensation expense for executive bonuses and profit sharing in the US, a $0.4 million decrease in employee compensation in the UK, and a $0.2 million decrease resulting from the weakness of the pound sterling. As a percentage of net sales, general and administrative expense was 16% for the nine months ended September 30, 2016 as compared to 18% for the nine months ended September 30, 2015.

Interest and Other Income, Net

Interest income remained consistent at $0.4 million for the nine months ended September 30, 2016 and 2015. Interest expense remained consistent at $1.1 million for the nine months ended September 30, 2016 and 2015. Other income, net for the nine months ended September 30, 2016 decreased by $0.6 million to a negligible amount from $0.7 million for the nine months ended September 30, 2015.

Income Tax Benefit

The income tax benefit for the nine months ended September 30, 2016 was $1.0 million as compared to $0.1 million for the nine months ended September 30, 2015. The increase resulted primarily from a decrease in the 2016 revenue forecast and a discrete income tax benefit of $0.2 million in the three months ended September 30, 2016.
Backlog
Backlog is not a meaningful indicator for predicting revenue in future periods. Commercial resellers for our mobile satellite communication products and FOG products do not carry extensive inventories and rely on us to ship products quickly. Generally due to the rapid delivery of our commercial products, our backlog for those products is not significant.
Our backlog for all products and services was approximately $12.5 million and $19.8 million as of September 30, 2016 and December 31, 2015, respectively. As of September 30, 2016, $8.3 million of our backlog was scheduled for fulfillment in 2016, $3.9 million was scheduled for fulfillment in 2017, and $0.3 million was scheduled for fulfillment in 2018 through 2020. The decrease in backlog of $7.3 million from December 31, 2015 was primarily the result of the fulfillment of various TACNAV and FOG product orders.
Backlog consists of orders evidenced by written agreements and specified delivery dates for customers who are acceptable credit risks. We do not include satellite connectivity service sales in our backlog even though many of our satellite connectivity customers have signed annual or multi-year service contracts providing for a fixed monthly fee. Military orders included in backlog are generally subject to cancellation for the convenience of the customer. When orders are canceled, we generally recover actual costs incurred through the date of cancellation and the costs resulting from termination. As of September 30, 2016, our backlog included approximately $5.8 million in orders that are subject to cancellation for convenience by the customer. Individual orders for guidance and stabilization products are often large and may require procurement of specialized long-lead components and allocation of manufacturing resources. The complexity of planning and executing larger orders generally requires customers to order well in advance of the required delivery date, resulting in backlog.
Liquidity and Capital Resources
We have generally funded our operations primarily from operating cash flows, bank financings and proceeds received from exercises of stock options. As of September 30, 2016, we had $53.8 million in cash, cash equivalents, and marketable securities, of which $11.3 million in cash and cash equivalents was held in local currencies by our foreign subsidiaries. Our foreign subsidiaries held no marketable securities as of September 30, 2016. As of September 30, 2016, we had $70.0 million in working capital.
Net cash provided by operations was $19.0 million for the nine months ended September 30, 2016 compared to $10.7 million for the nine months ended September 30, 2015. The $8.3 million increase in cash provided by operations was primarily due to a $10.2 million increase in cash inflows relating to accounts receivable, a $4.2 million decrease in cash outflows relating to inventories, a $3.5 million increase in cash inflows relating to deferred revenue, a $1.0 million decrease in cash outflows relating to accounts payable, a $1.1 million decrease in net loss, and a $0.7 million decrease in cash outflows relating to prepaid expenses and other current assets. Partially offsetting the increase in cash inflows were a $7.7 million increase in cash outflows relating to accrued expenses, and a $3.2 million increase in cash outflows related to other non-current assets.
Net cash used in investing activities was $10.9 million for the nine months ended September 30, 2016 compared to $7.0 million for the nine months ended September 30, 2015. The increase in cash used in investing activities of $3.9 million was primarily due to a $4.0 million increase in our net investment in marketable securities.
Net cash used in financing activities was $4.6 million for the nine months ended September 30, 2016 compared to $4.7 million for the nine months ended September 30, 2015. Net cash used in financing activities primarily consists of repayments of our term loan we undertook in connection with the acquisition of Videotel in July 2014 and other long-term debt as well as the payment of employee withholdings on stock-based awards. We also received proceeds from stock purchases under our equity incentive plans.

Borrowing Arrangements
Principal Credit Facility
As of September 30, 2016, there was $55.3 million in aggregate principal amount outstanding under our principal credit facility. On July 1, 2014, we entered into a five-year senior credit agreement with Bank of America, N.A., as administrative agent, and the lenders named from time to time as parties thereto, for an aggregate amount of up to $80.0 million, including a revolving credit facility of up to $15.0 million and a term loan of $65.0 million to be used for general corporate purposes, including both the refinancing of the $30.0 million of indebtedness then outstanding under our former credit facility and permitted acquisitions. We also entered into a security agreement with respect to our grant of a security interest in substantially all of our assets in order to secure our obligations under the credit agreement and the related notes and pledge agreements with respect to our grant of a security interest in 65% of the capital stock of each of KVH Industries A/S and KVH Industries U.K. Limited held by us in order to secure our obligations under the credit agreement and the notes. We made certain amendments to the credit agreement in June and September 2015.
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
Borrowings under the revolver are subject to the satisfaction of numerous conditions precedent at the time of each borrowing, including the continued accuracy of our representations and warranties and the absence of any default under the credit agreement. As of September 30, 2016, there were no borrowings outstanding under the revolver.
The credit agreement contains two financial covenants, a Maximum Consolidated Leverage Ratio and a Minimum Consolidated Fixed Charge Coverage Ratio, each as defined in the credit agreement. In September 2015, the Maximum Consolidated Leverage Ratio was (among other things) increased from 1.00:1.00 to 1.25:1.00 for March 31, 2016 and each fiscal quarter thereafter. The Minimum Consolidated Fixed Charge Coverage Ratio may not be less than 1.25:1.00. We were in compliance with these financial ratio debt covenants as of September 30, 2016.
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
Mortgage Loan
On April 6, 2009, we entered into a mortgage loan in the amount of $4.0 million related to our headquarters facility in Middletown, Rhode Island. On June 9, 2011, we entered into an amendment to the mortgage loan. The loan term is ten years, with a principal amortization of 20 years, and the interest rate will be a rate per year adjusted periodically based on a defined interest period equal to the BBA LIBOR Rate plus 2.00 percentage points. Land, building and improvements with an approximate carrying value of approximately $5.0 million as of September 30, 2016 secure the mortgage loan. The monthly mortgage payment is approximately $14,000, plus interest and increases in increments of $1,000 each year throughout the life of the mortgage. Due to the difference in the term of the loan and amortization of the principal, a balloon payment of $2.6 million is due on April 1, 2019. The loan contains one financial covenant, a Fixed Charge Coverage Ratio, which applies in the event that our consolidated cash, cash equivalents, and marketable securities balance falls below $25.0 million at any time. As our consolidated cash, cash equivalents and marketable securities balance was above $25.0 million for the three months ended September 30, 2016, the Fixed Charge Coverage Ratio did not apply. Under the mortgage loan we may prepay our outstanding loan balance subject to certain early termination charges as defined in the mortgage loan agreement. If we were to default on our mortgage loan, the land, building and improvements would be used as collateral. As discussed in Note 17 to the consolidated financial statements, effective April 1, 2010, in order to reduce the volatility of cash outflows that arise from changes in interest rates, we entered into two interest rate swap agreements that are intended to hedge our mortgage interest obligations by fixing the interest rates specified in the mortgage loan to 5.9% for half of the principal amount outstanding and 6.1% for the remaining half of the principal amount outstanding as of April 1, 2010 until the mortgage loan expires on April 16, 2019.
Equipment Loan
On January 30, 2013, we borrowed $4.7 million from a bank and pledged as collateral six satellite hubs and related equipment. The term of the equipment loan is five years, and the loan bears interest at a fixed rate of 2.76% per annum. The monthly payment is approximately $83,000, including interest expense. On December 30, 2013, we borrowed $1.2 million from a bank and pledged as collateral one satellite hub and related equipment. The term of the equipment loan is five years, and the loan bears interest at a fixed rate of 3.08% per annum. The monthly payment is approximately $21,000, including interest expense.
Other Matters
We intend to continue to invest in the expansion and improvement of our mini-VSAT Broadband network on a global basis. As part of the future potential capacity expansion, we would plan to acquire additional satellite capacity from satellite operators, potentially including capacity on high throughput and non-geostationary satellite systems currently under development, expend funds to seek regulatory approvals and permits, develop product enhancements in anticipation of the expansion, and hire additional personnel. Depending on the scope of our efforts, these investments may be substantial and may include temporary transitional expenses to implement new capabilities.
On November 26, 2008, our Board of Directors authorized a program to repurchase up to one million shares of our common stock. The share repurchase program is funded using our existing cash, cash equivalents, marketable securities and future cash flows. As of September 30, 2016, 341,000 shares of our common stock remain available for repurchase under the program. We did not purchase any shares of our common stock in the nine months ended September 30, 2016.
As of September 30, 2016, we held $53.8 million in cash, cash equivalents and marketable securities. We believe that our cash, cash equivalents and marketable securities, together with our other working capital and cash flows from operations, will be adequate to meet planned operating and capital requirements through at least the next twelve months. However, as the need or opportunity arises, we may seek to raise additional capital through public or private sales of securities or through additional debt financing. There are no assurances that we will be able to obtain any additional funding or that such funding will be available on terms acceptable to us.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our primary market risk exposures are interest rate risk and foreign currency exchange rate risk.
We are exposed to changes in interest rates because we finance certain operations through fixed and variable rate debt instruments.
We had $55.3 million in borrowings outstanding at September 30, 2016, at an interest rate equal to the LIBOR Daily Floating Rate plus 1.75% under our variable-rate credit facility. For more information regarding our credit facility, see Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Borrowing Arrangements. A hypothetical 10% increase or decrease in interest rates would have approximately a $0.1 million impact on our annual interest expense based on the $55.3 million outstanding at September 30, 2016 with an interest rate of 2.27%.
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
We are exposed to currency exchange rate fluctuations related to our subsidiary operations in the United Kingdom, Denmark, Norway, Brazil, Singapore, Hong Kong, Cyprus, Japan, Belgium, and the Netherlands. Certain transactions in these locations are made in the local currency, yet are reported in the U.S. dollar. For foreign currency exposures existing at September 30, 2016, a 10% unfavorable movement in the foreign exchange rates for our subsidiary locations would not expose us to material losses in earnings or cash flows.
From time to time, we have purchased foreign currency forward contracts. These forward contracts are intended to offset the impact of exchange rate fluctuations on cash flows of our foreign subsidiaries. Foreign exchange contracts are accounted for as cash flow hedges and are recorded on the balance sheet at fair value until executed. Changes in the fair value are recognized in earnings. We did not enter into any such contracts during the nine months ended September 30, 2016.
The primary objective of our investment activities is to preserve principal and maintain liquidity, while at the same time maximizing income. We have not entered into any instruments for trading purposes. Some of the securities that we invest in may have market risk. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities that can include United States treasuries, certificates of deposit, investment grade asset-backed corporate securities, money market mutual funds, municipal bonds, and government agency and non-government debt securities. As of September 30, 2016, a hypothetical 100 basis-point increase in interest rates would have resulted in an immaterial decrease in the fair value of our investments that had maturities of greater than one year. Due to the conservative nature of our investments and the relatively short duration of their maturities, we believe this interest rate risk is substantially mitigated. As of September 30, 2016, 98% of the $28.7 million classified as available-for-sale marketable securities will mature or reset within one year. Accordingly, long-term interest rate risk is not considered material for our investment activities. We did not invest in any financial instruments denominated in foreign currencies as of September 30, 2016.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our Chief Executive Officer and interim Chief Financial Officer, our management has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2016, the end of the period covered by this interim report. Based on that evaluation, our Chief Executive Officer and interim Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2016.
Changes in Internal Control over Financial Reporting
Under the supervision and with the participation of our Chief Executive Officer and interim Chief Financial Officer, our management has evaluated changes in our internal control over financial reporting that occurred during the third quarter of 2016. Based on that evaluation, our Chief Executive Officer and interim Chief Financial Officer did not identify any change in our internal control over financial reporting during the third quarter of 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Decline in oil prices may continue to adversely affect our revenues and profitability.

Oil prices have undergone a significant and sustained decline since the peak in 2014. West Texas Intermediate oil prices dropped from a high of $107.26 per barrel on June 20, 2014, to a low of $26.21 per barrel on February 11, 2016. Customers of our mobile satellite business include offshore support vessel companies that participate in or depend on the offshore oil industry. The declines in worldwide oil prices have had a significant impact on the financial performance of companies in this sector of the economy, and as a result demand for new products and services has declined severely during and since 2015 as they have sought to reduce expenditures. In addition, we have experienced a higher customer churn rate primarily attributed to customers that operate in this sector, where the sale, decommissioning, or laying up of vessels has led to a higher rate of airtime plan terminations and suspensions. These trends could continue to limit or reduce demand for our satellite antenna products and airtime services from companies in this sector, which could continue to adversely affect our revenues and profitability.

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

Further, the funding of U.S. government programs is subject to congressional appropriations. Congress generally appropriates funds on a fiscal year basis even though a program may extend over several fiscal years. Consequently, programs are often only partially funded initially and additional funds are committed only as Congress makes further appropriations. The current election cycle may disrupt or delay appropriations for upcoming periods. If appropriations for any program in which we participate become unavailable, or are reduced or delayed, our contract or subcontract under such program may be terminated or adjusted by the government, which could have a negative impact on our future sales under such contract or subcontract.

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

As a result of our mini-VSAT Broadband network infrastructure, our cost of service sales includes certain fixed costs that do not generally vary with the volume of service sales, and we have almost no ability to reduce these fixed costs in the short term. These fixed costs have increased significantly each year as we have further expanded our network to accommodate additional subscriber demand and/or coverage areas, and we expect that this trend will continue in 2016 and beyond. Sales of our TracPhone V-IP series products declined in the three and nine months ended September 30, 2016 from the comparable periods in the prior year. If sales of our TracPhone V-IP series products and the mini-VSAT Broadband service do not generate the level of revenue that we expect or if those revenues decline, our service gross margins may decline. As our market share has increased, we have also experienced a general increase in customer termination and suspension rates, compounded by accelerated declines in sales for vessels servicing the oil supply market with some bulk carriers, and lower unit sales of our mobile communication hardware, both in the United States and Europe. The failure to improve our mini-VSAT Broadband service gross margins and unit sales would have a material adverse effect on our overall profitability.

Competition may limit our ability to sell our mobile communication products and services and guidance and stabilization products.

The mobile communication markets and defense navigation, and guidance and stabilization markets in which we participate are very competitive, and we expect this competition to persist and intensify in the future. We may not be able to compete successfully against current and future competitors, which could impair our ability to sell our products. For example, improvements in the performance of lower-cost gyros by competitors could potentially jeopardize sales of our FOGs and FOG-based systems. As our market share in the mobile satellite communication market has grown, competition has intensified significantly, most notably from companies that seek to compete primarily on price. These companies may continue to implement price reductions and discounts for both products and services, which have required us to reduce our prices or offer discounts in order to maintain or increase our market share. Some of our VSAT competitors have also leveraged partnerships amongst themselves in order to capture larger combined market share. We anticipate that this trend of substantial competition will continue.

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

In the marine market for voice, fax, data, and Internet services, we compete primarily with Inmarsat, Globalstar LP, and Iridium Satellite LLC. We also face competition from providers of marine satellite data services and maritime VSAT solutions, including Inmarsat (and its Fleet Xpress service), Marlink, Global Eagle, SpeedCast, and Harris CapRock. We believe that certain customers have deferred purchase decisions in anticipation of Inmarsat’s Fleet Xpress rollout, which may reduce demand in this market.

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

Our TracPhone V3-IP and V7-IP systems offer customers a range of benefits due to their integrated design, hardware costs that are lower than existing maritime Ku-band VSAT systems, and spread spectrum technology. We currently compete against companies that offer established maritime Ku-band VSAT service using, in some cases, antennas 1-meter in diameter or larger. While we are unaware of any company offering a 37-cm VSAT solution comparable to our TracPhone V3-IP, we are encountering regional competition from companies offering 60-cm VSAT systems and services, which are comparable in size to our TracPhone V7-IP. Likewise, our TracPhone V11-IP, at 1.1-meter in diameter, is approximately 85% smaller and lighter than competing C-band maritime VSAT systems, which use antennas in excess of 2.4-meters in diameter to provide similar global services. We are unaware of any competitor currently offering a similar size solution for global C-band coverage, but any introduction of such a product could adversely impact our success. In addition, other companies could replicate some of the distinguishing features of our TracPhone V-IP series products, which could potentially reduce the appeal of our solution, increase price competition, and adversely affect sales. For example, Inmarsat has recently launched its Fleet Xpress service, a new global Ka-band mobile VSAT service that Inmarsat claims will be faster and have a lower price per megabit than existing Ku-band services. This service may adversely impact sales of our mini-VSAT Broadband service and related equipment. Moreover, consumers may choose other services such as FleetBroadband or Iridium OpenPort for their service coverage at potentially lower hardware costs despite higher service costs and slower data rates.

If we are unable to improve our existing mobile communication and guidance and stabilization products and services and develop new, innovative products and services, our sales and market share may decline.

The markets for mobile communication products and services and guidance and stabilization products and services are each characterized by rapid technological change, frequent new product innovations, changes in customer requirements and expectations, and evolving industry standards. For example, Inmarsat is now selling its latest-generation Fleet Xpress satellite communications products and services. If we fail to make innovations in our existing products and services and reduce the costs of our products and services in a timely way, our market share may decline. For example, the introductions of our new TracVision TV-series antennas in 2014 occurred later than we had anticipated, which we believe led certain customers to purchase competing products. Products or services using new technologies, or emerging industry standards, could render our products and services obsolete. If our competitors successfully introduce new or enhanced products or services that eliminate technological advantages our products or services may have in a market or otherwise outperform our products or services, or are perceived by consumers as doing so, we may be unable to compete successfully in the markets affected by these changes. For competitive reasons, in 2015, we increased warranty coverage for certain of our mobile communication products to include an additional year of labor coverage and other benefits, which could increase our costs and impair our profitability.

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

These factors periodically cause substantial fluctuations in sales of our TACNAV and FOG products from period to period. For example, sales of our FOG products decreased $0.7 million, or 5%, from the first nine months of 2015 to the first nine months of 2016. Similarly, TACNAV service sales decreased $1.2 million, or 54%, from the first nine months of 2015 to the first nine months of 2016, while sales of our TACNAV products increased $6.8 million, or 248%, from the first nine months of 2015 to the first nine months of 2016. In October 2014, we received a $19.0 million TACNAV product and services contract with an international military customer which include program management and engineering services expected to be delivered through 2017 and hardware shipments that were completed in the third quarter of 2016, as well as out-year support services to be provided as part of this order. These large orders contribute to the unpredictability of our revenues from period to period. Government customers may change defense spending priorities at any time.

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

We derive a significant portion of our guidance and stabilization revenues from a small number of customers, many of whom are contractors for the U.S. government. In October 2014, we received a $19.0 million TACNAV product and services contract from an international military customer which includes program management and engineering services expected to be delivered through 2017 and hardware shipments that occurred in 2015 and 2016, as well as out-year support services to be provided as part of this order. The loss of business from any of these customers or delays in orders could substantially reduce our net sales and results of operations and could seriously harm our business. Since we are often awarded a contract as a subcontractor to a major defense supplier that is engaged in a competitive bidding process as prime contractor for a major weapons procurement program, our revenues depend significantly on the success of the prime contractors with which we align ourselves.

Commercial sales of our guidance and stabilization products are unpredictable.

Fluctuating commercial sales of our guidance and stabilization products are making it more difficult to predict our future revenues. We have been marketing our guidance and stabilization products, particularly our FOG products and systems, to original equipment manufacturers for incorporation into commercial products, such as navigation and positioning systems for various applications, including precision mapping, dynamic surveying, autonomous vehicles, train location control and track geometry measurement systems, industrial robotics, and optical stabilization. Because we sell these products to original equipment manufacturers rather than end-users, we have less information about market trends and other developments affecting the buying patterns of end-users and, as a result, may be unable to forecast demand for these products accurately. Sales of FOGs for commercial applications increased from the first nine months of 2015 to the first nine months of 2016; however, sales can significantly increase or decrease quarter-to-quarter due to our customer mix. Moreover, sales of these products for commercial applications depend on the success of our customers’ products, and any decline in sales of our customers’ products would reduce demand for our products.

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

We currently offer our mini-VSAT Broadband service in the Americas, Europe, the Middle East, Africa, Asia-Pacific, and Australian and New Zealand waters. In the future, we may need to expand capacity in existing coverage areas to support our subscriber base. If we are unable to reach agreement with third-party satellite providers to support our mini-VSAT Broadband service and its technology or if transponder capacity is unavailable to meet growing demand in a given region, our ability to provide airtime services will be at risk and could reduce the attractiveness of our products and services.

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

We also have intragroup receivables and liabilities, such as loans, that can generate significant foreign currency effects. Changes in exchange rates, particularly the U.S dollar against the British pound sterling, could lead to the recognition of unrealized foreign exchange losses.

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

We have significant operations in the United Kingdom, including the major portion of our KVH Media Group operations. The June 2016 referendum supporting the exit of the United Kingdom from the European Union, or Brexit, is causing significant political uncertainty in both the United Kingdom and the European Union. For example, the United Kingdom has recently experienced a transition of leadership in its principal political parties; Scotland may seek to remain in the European Union, either by seeking to block Brexit or by obtaining its independence from the United Kingdom; and other members of the European Union may also seek to depart from the European Union. The impact of Brexit and the resulting turmoil on the political and economic future of the United Kingdom and the European Union is uncertain, and we may be adversely affected in ways we do not currently anticipate. Brexit may result in a significant change in the British regulatory environment, which would likely increase our compliance costs. Customers and other businesses may curtail expenditures, including for purchases of our products and services. We may find it more difficult to conduct business in the United Kingdom and the European Union, as Brexit may result in increased restrictions on the movement of capital, goods and personnel. Depending on the outcome of negotiations between the United Kingdom and the European Union regarding the terms of Brexit, we may decide to relocate or otherwise alter our European operations to respond to the new business, legal, regulatory, tax and trade environments that may result. Brexit may materially and adversely affect our relationships with customers, suppliers and employees and could result in decreased revenue, increased expenses, higher tariffs and taxes, and lower earnings and cash flow.

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

We currently have, and will likely continue to have, a substantial amount of indebtedness. Our indebtedness could, among other things, make it more difficult for us to satisfy our debt obligations, require us to use a large portion of our cash flow from operations to repay and service our debt or otherwise create liquidity problems, limit our flexibility to adjust to market conditions, place us at a competitive disadvantage and expose us to interest rate fluctuations. As of September 30, 2016, we had total debt outstanding of $60.0 million, which included $55.3 million in aggregate principal amount of indebtedness outstanding under our term note that matures in 2019.

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

Historically, sales to customers outside the United States have accounted for a significant portion of our net sales, and our acquisitions of Videotel in July 2014 and KVH Media Group in May 2013 increased our sales in new foreign markets. We derived 37%, 48%, 41%, and 46% of our revenues in the nine months ended September 30, 2016 and the years ended December 31, 2015, 2014, and 2013, respectively, from sales to customers outside the United States. We have foreign sales offices in Denmark, the United Kingdom, Singapore, Hong Kong, Japan, Norway, Cyprus and the Philippines, as well as a subsidiary in Brazil that manages local sales. However, aside from these international sales offices, substantially all of our personnel and operations, particularly for our mobile satellite communications equipment business and our guidance and stabilization business, are located in the United States. Our limited operations in foreign countries may impair our ability to compete successfully in international markets and to meet the service and support needs of our customers in countries where we have little to no infrastructure. We are subject to a number of risks associated with our international business activities, which may increase our costs and require significant management attention. Our acquisitions of Videotel and KVH Media Group have augmented these risks. These risks include:

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

Our media business produces training films and e-Learning computer-based training courses, including programs on safety, maintenance, security and regulatory compliance, and also provides commercially licensed maritime charting and navigation information. Our efforts to ensure the accuracy and reliability of the content we provide could be inadequate, and we could face claims of liability based on this content. Contractual and other measures we take to limit our liability may be inadequate to protect us from these claims. Although we have certain rights of indemnification from third parties for certain portions of the content we provide to customers, it may be time-consuming and expensive to enforce our rights, and the third parties may lack the resources to fulfill their obligations to us. Further, our insurance coverage is subject to deductibles, exclusions and limitations of coverage, and there can be no assurance that our insurance coverage would be available to satisfy any claims against us. Any such claims may have a material adverse effect on our financial condition and results of operations.

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

We have at times experienced significant fluctuations in our net sales and results of operations from one quarter to the next. Our future net sales and results of operations could vary significantly from quarter to quarter due to a number of factors, many of which are outside our control. Accordingly, you should not rely on quarter-to-quarter comparisons of our results of operations as an indication of future performance. It is possible that our net sales or results of operations in a quarter will fall below the expectations of securities analysts or investors. If this occurs, the market price of our common stock could fall significantly. Our results of operations in any quarter can fluctuate for many reasons, including:

•	changes in demand for our mobile communication products and services and guidance and stabilization products and services;

•	the timing and size of individual orders from military customers, which may be delayed or cancelled for various reasons;

•	the mix of products and services we sell, including the mix of fixed rate and metered contracts for airtime services;

•	our ability to manufacture, test and deliver products in a timely and cost-effective manner, including the availability and timely delivery of components and subassemblies from our suppliers;

•	our success in winning competitions for orders;

•	the timing of new product introductions by us or our competitors;

•	expenses incurred in pursuing acquisitions;

•	expenses incurred in expanding, maintaining, or improving our mini-VSAT Broadband network;

•	market and competitive pricing pressures;

•	unanticipated charges or expenses, such as increases in warranty claims;

•	general economic climate; and

•	seasonality of pleasure boat and recreational vehicle usage.

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

Our stock price has historically been volatile. During the period from January 1, 2013 to September 30, 2016, the trading price of our common stock ranged from $7.31 to $15.79. Many factors may cause the market price of our common stock to fluctuate, including:

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

We are subject to income taxes and other taxes in both the U.S. and the foreign jurisdictions in which we currently operate. The determination of our worldwide provision for income taxes and current and deferred tax assets and liabilities requires judgment and estimation. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. We are subject to regular review and audit by both domestic and foreign tax authorities and to the prospective and retrospective effects of changing tax regulations and legislation. Although we believe our tax estimates are reasonable, the ultimate tax outcome may materially differ from the tax amounts recorded in our consolidated financial statements and may materially affect our income tax benefit or expense, net loss or income, and cash flows in the period in which such determination is made. As of September 30, 2016, we had liabilities for uncertain tax positions of $1.0 million, the majority of which relates to uncertain tax positions held on Videotel’s balance sheet as of the acquisition date.

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
On November 26, 2008, our Board of Directors authorized a program to repurchase up to one million shares of our common stock. As of September 30, 2016, 341,000 shares of common stock remain available for repurchase under the program. The repurchase program is funded using our existing cash, cash equivalents, marketable securities, and future cash flows. Under the repurchase program, at management’s discretion, we may repurchase shares on the open market from time to time, in privately negotiated transactions or block transactions, or through an accelerated repurchase agreement. The timing of such repurchases depends on availability of shares, price, market conditions, alternative uses of capital, and applicable regulatory requirements. The program may be modified, suspended or terminated at any time without prior notice. The repurchase program has no expiration date. There were no other repurchase programs outstanding during the nine months ended September 30, 2016, and no repurchase programs expired during the period.
In the nine months ended September 30, 2016, we did not repurchase any shares of our common stock.

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

101
The following financial information from KVH Industries, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets (unaudited), (ii) the Consolidated Statements of Operations (unaudited), (iii) the Consolidated Statements of Comprehensive Income (Loss) (unaudited), (iv) the Consolidated Statements of Cash Flows (unaudited), and (v) the Notes to Consolidated Financial Statements (unaudited).
		X

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 3, 2016

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

101
The following financial information from KVH Industries, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets (unaudited), (ii) the Consolidated Statements of Operations (unaudited), (iii) the Consolidated Statements of Comprehensive Income (Loss) (unaudited), (iv) the Consolidated Statements of Cash Flows (unaudited), and (v) the Notes to Consolidated Financial Statements (unaudited).
		X