Form 10-Q
period 2017-06-30
KVH INDUSTRIES INC \DE\
filed 2017-08-04
CIK 1007587

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2017
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Date	Class	Outstanding shares
August 2, 2017	Common Stock, par value $0.01 per share	17,088,206

KVH INDUSTRIES, INC. AND SUBSIDIARIES
Form 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1.    Financial Statements
KVH INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share and share amounts)

	June 30, 2017	December 31, 2016
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$30,431	$26,422
Marketable securities	13,771	25,712
Accounts receivable, net of allowance for doubtful accounts of $2,820 and $3,477 as of June 30, 2017 and December 31, 2016, respectively	27,068	31,152
Inventories	23,412	20,745
Prepaid expenses and other current assets	4,863	4,801
Total current assets	99,545	108,832
Property and equipment, less accumulated depreciation of $48,514 and $45,766 as of June 30, 2017 and December 31, 2016, respectively	41,754	36,586
Intangible assets, less accumulated amortization of $18,514 and $16,344 as of June 30, 2017 and December 31, 2016, respectively	16,657	17,838
Goodwill	32,802	31,343
Other non-current assets	5,751	5,134
Non-current deferred income tax asset	24	24
Total assets	$196,533	$199,757
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,781	$8,436
Accrued compensation and employee-related expenses	6,020	4,766
Accrued other	8,094	8,317
Accrued product warranty costs	2,407	2,280
Deferred revenue	9,906	6,661
Current portion of long-term debt	2,477	7,900
Liability for uncertain tax positions	1,356	1,283
Total current liabilities	42,041	39,643
Other long-term liabilities	33	326
Long-term debt, excluding current portion	45,815	50,153
Non-current deferred income tax liability	3,302	3,133
Total liabilities	$91,191	$93,255
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 1,000,000 shares; none issued	—	—
Common stock, $0.01 par value. Authorized 30,000,000 shares; 18,722,987 and 18,420,914 shares issued at June 30, 2017 and December 31, 2016, respectively; and 17,063,996 and 16,761,923 shares outstanding at June 30, 2017 and December 31, 2016, respectively	187	184
Additional paid-in capital	132,325	129,660
(Accumulated deficit) retained earnings	(294)	6,617
Accumulated other comprehensive loss	(13,726)	(16,809)
	118,492	119,652
Less: treasury stock at cost, common stock, 1,658,991 shares as of June 30, 2017 and December 31, 2016	(13,150)	(13,150)
Total stockholders’ equity	105,342	106,502
Total liabilities and stockholders’ equity	$196,533	$199,757

See accompanying Notes to Unaudited Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except earnings per share amounts, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Sales:
Product	$14,323	$20,062	$29,186	$35,444
Service	26,126	25,904	51,474	50,902
Net sales	40,449	45,966	80,660	86,346
Costs and expenses:
Costs of product sales	9,295	12,989	19,834	23,659
Costs of service sales	13,094	13,259	26,362	26,250
Research and development	3,761	4,037	7,708	7,820
Sales, marketing and support	8,124	9,234	16,864	17,892
General and administrative	7,543	7,140	15,730	14,792
Total costs and expenses	41,817	46,659	86,498	90,413
Loss from operations	(1,368)	(693)	(5,838)	(4,067)
Interest income	159	118	325	223
Interest expense	349	353	702	728
Other (expense) income, net	(112)	144	(180)	67
Loss before income tax expense (benefit)	(1,670)	(784)	(6,395)	(4,505)
Income tax expense (benefit)	356	22	516	(908)
Net loss	$(2,026)	$(806)	$(6,911)	$(3,597)

Net loss per common share
Basic and diluted	$(0.12)	$(0.05)	$(0.42)	$(0.23)
Weighted average number of common shares outstanding:
Basic and diluted	16,446	15,825	16,354	15,774

See accompanying Notes to Unaudited Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net loss	$(2,026)	$(806)	$(6,911)	$(3,597)
Other comprehensive income (loss), net of tax (1):
Unrealized loss on available-for-sale securities	(3)	—	(3)	—
Foreign currency translation adjustment	2,440	(4,472)	3,041	(5,148)
Unrealized gain (loss) on derivative instruments, net (2)	18	9	45	(11)
Other comprehensive income (loss), net of tax	2,455	(4,463)	3,083	(5,159)
Total comprehensive income (loss)	$429	$(5,269)	$(3,828)	$(8,756)

(1) Tax impact was nominal for all periods.
(2) Represents the net of the gross unrealized gain (loss) for the period recorded to accumulated other comprehensive loss and the amounts reclassified from accumulated other comprehensive loss to other (expense) income, net in the consolidated statements of operations. See Note 5(d) for further information.

See accompanying Notes to Unaudited Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Six Months Ended
	June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(6,911)	$(3,597)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for doubtful accounts	294	434
Depreciation and amortization	5,477	6,255
Deferred income taxes	—	(1,060)
Loss on sale of fixed assets	3	145
Loss on derivative instruments	—	241
Compensation expense related to stock-based awards and employee stock purchase plan	1,812	1,881
Unrealized currency translation (gain) loss	(119)	697
Changes in operating assets and liabilities:
Accounts receivable	4,051	10,171
Inventories	(2,661)	(134)
Prepaid expenses and other current assets	(49)	(1,002)
Other non-current assets	(577)	(1,575)
Accounts payable	2,345	603
Deferred revenue	3,004	824
Accrued other	397	(4,957)
Other long-term liabilities	(294)	(74)
Net cash provided by operating activities	$6,772	$8,852
Cash flows from investing activities:
Capital expenditures	(6,809)	(2,528)
Cash paid for acquisition of intangible asset	(50)	—
Purchases of marketable securities	(7,348)	(3,780)
Maturities and sales of marketable securities	19,286	3,740
Net cash provided by (used in) investing activities	$5,079	$(2,568)
Cash flows from financing activities:
Repayments of long-term debt	(1,561)	(674)
Repayments of term note borrowings	(8,200)	(2,437)
Payment of employee restricted stock withholdings	(392)	(313)
Proceeds from stock options exercised and employee stock purchase plan	1,268	119
Net cash used in financing activities	$(8,885)	$(3,305)
Effect of exchange rate changes on cash and cash equivalents	1,043	(912)
Net increase in cash and cash equivalents	4,009	2,067
Cash and cash equivalents at beginning of period	26,422	22,719
Cash and cash equivalents at end of period	$30,431	$24,786
Supplemental disclosure of non-cash investing activities:
Changes in accrued liabilities and accounts payable related to fixed asset additions	$1,452	$—
Deferred purchase price consideration related to asset acquisition included in accrued expenses	$50	$—

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

KVH’s mobile connectivity products enable customers to receive voice and internet services, and live digital television via satellite services in marine vessels, recreational vehicles, buses and automobiles. KVH’s CommBox offers a range of tools designed to increase communication efficiency, reduce costs, and manage network operations. KVH sells and leases its mobile connectivity products through an extensive international network of dealers and distributors. KVH also sells and leases products directly to end users. In the second quarter of 2017, the Company launched a new mini-VSAT Broadband service offering, AgilePlans, which is a monthly subscription model providing global connectivity to commercial maritime customers, including hardware, installation, broadband Internet, VOIP, entertainment and training content and global support for a monthly fee with no minimum commitment. KVH offers AgilePlans customers a variety of airtime data plans with varying data speeds and fixed data usage levels with overage charges per megabyte, which is similar to the plans that the Company offers to its other customers. The Company recognizes the monthly subscription fee as service revenue over the service delivery period. The Company retains ownership of the hardware that it provides to AgilePlans customers, who must return the hardware to KVH if they decide to terminate the service. Because KVH does not sell the hardware under AgilePlans, the Company does not recognize any product revenue when the hardware is deployed to an AgilePlans customer. KVH records the cost of the hardware used by AgilePlans customers as revenue-generating assets and depreciates the cost over an estimated useful life of five years. Since the Company is retaining ownership of the hardware, it does not accrue any warranty costs for AgilePlans hardware; however, any maintenance costs on the hardware is expensed in the period these costs are incurred.

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
The consolidated financial statements have not been audited by the Company's independent registered public accounting firm and include all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations, and cash flows for the periods presented. These consolidated financial statements do not include all disclosures associated with annual financial statements and accordingly should be read in conjunction with the Company’s consolidated financial statements and related notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2016 filed on March 9, 2017 with the Securities and Exchange Commission. The results for the three and six months ended June 30, 2017 are not necessarily indicative of operating results for the remainder of the year. The Company’s marine leisure business within the mobile connectivity segment is highly seasonal, and seasonality can also impact the Company’s commercial marine business. Historically, the Company has generated the majority of its marine leisure product revenues during the first and second quarters of each year, and these revenues typically decline in the third and fourth quarters of each year, compared to the first two quarters. Temporary suspensions of the Company’s airtime services typically increase in the third and fourth quarters of each year as boats are placed out of service during the winter months.

Significant Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of sales and expenses during the reporting periods. As described in the Company’s annual report on Form 10-K, the most significant estimates and assumptions by management affect the Company’s revenue recognition, valuation of accounts receivable, valuation of inventory, valuations and purchase price allocations related to business combinations, expected future cash flows including growth rates, discount rates, terminal values and other assumptions and estimates used to evaluate the recoverability of long-lived assets and goodwill, estimated fair values of long-lived assets, including goodwill, amortization methods and periods, certain accrued expenses and other related charges, stock-based compensation, contingent liabilities, key valuation assumptions for its share-based awards, estimated fulfillment costs for warranty obligations, tax reserves and recoverability of the Company’s net deferred tax assets and related valuation allowance. The Company has reviewed these estimates and determined that these remain the most significant estimates for the six months ended June 30, 2017. There have been no material changes to the significant accounting policies previously disclosed in the Company’s annual report on Form 10-K for the year ended December 31, 2016, except for ASC Update No. 2016-09, Compensation- Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which the Company adopted as required on January 1, 2017 resulted primarily in a change in the Company’s accounting prospectively for share-based payment forfeitures and accounting for excess tax benefits or deficiencies related to share-based payments as a component of earnings (see Note 5 for further discussion) and ASC Update No. 2015-11, Simplifying the Measurement of Inventory adopted as of January 1, 2017, which simplified the subsequent measurement of inventory by replacing the lower of cost or market test with a lower of cost or net realizable value test (see Note 7 for further discussion).
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

The Company will adopt Topic 606 effective January 1, 2018. The Company anticipates that it will adopt Topic 606 under the modified retrospective method and will only apply this method to contracts that are not completed as of the date of adoption. The modified retrospective method will result in a cumulative effect of initially applying the standard as an adjustment to the opening balance of retained earnings at the date of initial application for any open contracts as of the adoption date. The Company has established an implementation team to assist with its assessment of the impact of the new revenue guidance on our operations, consolidated financial statements and related disclosures. To date, this assessment has included (1) utilizing questionnaires to assist with the identification of revenue streams, (2) performing sample contract analyses for each revenue stream identified, (3) assessing the noted differences in recognition and measurement that may result from adopting this new standard, (4) performing detailed analyses of contracts with larger customers, and (5) developing plans to test transactions for consistency with contract provisions that affect revenue recognition. Based on the preliminary results of the evaluation, which is still in process, the Company currently believes that the most significant potential changes relate to promised services under certain contracts that were previously determined to be separate units of accounting under ASC 605 that will not represent performance obligations under Topic 606 due to the fact that they are not distinct in the context of the contract, which will impact the timing of revenue recognition. The Company also anticipates changes to the consolidated balance sheet related to accounts receivable, contract assets, and contract liabilities.

The Company is in the process of evaluating and designing the necessary changes to its business processes, systems and controls to support recognition and disclosure under the new standard. Further, the Company is continuing to assess what incremental disaggregated revenue disclosures will be required in its consolidated financial statements.

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

ASC Update No. 2016-02

In February 2016, the FASB issued ASC Update No. 2016-02, Leases (Topic 842). It is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Earlier application is permitted. Update No. 2016-02 creates new accounting and reporting guidelines for leasing arrangements. The new guidance requires organizations that lease assets to recognize assets and liabilities on the balance sheet related to the rights and obligations created by those leases, regardless of whether they are classified as finance or operating leases. Consistent with current guidance, the recognition, measurement, and presentation of expenses and cash flows arising from a lease primarily will depend on its classification as a finance or operating lease. The guidance also requires new disclosures to help financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. The new standard is to be applied using a modified retrospective approach. The Company is currently evaluating the impact of the new pronouncement on its financial statements. Based on its preliminary assessment, upon adoption the Company expects to recognize significant right-to-use assets and corresponding lease liabilities on its balance sheet related to leased facilities and equipment.

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

ASC Update No. 2017-09

In May 2017, the FASB issued ASC Update No. 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting. The update is effective for annual periods beginning on or after December 15, 2017. Early adoption is permitted. The purpose of Update No. 2017-09 is to clarify when to account for a change to the terms or conditions of a share-based payment award as a modification under Topic 718, Compensation - Stock Compensation.  Under this new guidance, modification accounting is only required if the fair value, the vesting conditions, or the equity or liability classification of the award changes as a result of the change in terms or conditions.  The Company expects that the adoption of this standard will only affect, on a prospective basis, the manner in which the Company evaluates any changes to the terms or conditions of its share-based payment awards.

There are no other recent accounting pronouncements issued by the FASB that would have a material impact on the Company's financial statements.

(4)	Marketable Securities
Marketable securities as of June 30, 2017 and December 31, 2016 consisted of the following:

June 30, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market mutual funds	$8,031	$—	$—	$8,031
United States treasuries	4,014	—	(3)	4,011
Certificates of deposit	1,729	—	—	1,729
Total marketable securities designated as available-for-sale	$13,774	$—	$(3)	$13,771

December 31, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market mutual funds	$21,848	$—	$—	$21,848
Certificates of deposit	3,864	—	—	3,864
Total marketable securities designated as available-for-sale	$25,712	$—	$—	$25,712

The amortized costs and fair value of marketable securities as of June 30, 2017 and December 31, 2016 are shown below by effective maturity. Effective maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

June 30, 2017	Amortized Cost	Fair Value
Due in less than one year	$5,743	$5,740
December 31, 2016	Amortized Cost	Fair Value
Due in less than one year	$3,864	$3,864
Interest income from marketable securities was $30 and $20 during the three months ended June 30, 2017 and 2016, respectively, and $61 and $40 during the six months ended June 30, 2017 and 2016, respectively.

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

•
In the diluted net earnings per share calculation, when applying the treasury stock method for shares that could be repurchased, the assumed proceeds no longer include the amount of excess tax benefit. This provision, which is only applicable on a prospective basis, did not have an impact on the Company's diluted net earnings per share calculation for the three and six months ended June 30, 2017.

•
The Company has elected to account for forfeitures on share-based payments as these forfeitures occur, which represents a change from the accounting previously required under ASC Topic 718. As a result, future forfeitures could result in a significant reversal of stock-based compensation expense recognized in the period in which such forfeitures occur. During the three and six months ended June 30, 2017, as a result of share-based award forfeitures, the Company recorded a reversal of previously recognized stock-based compensation expense of $52 and $57, respectively. In addition, had the Company continued to account for stock-based compensation expense related to forfeitures of share-based payments based on estimating the number of awards expected to be forfeited and recognizing only stock-based compensation expense on awards expected to vest, the Company would have recognized $778 and $1,705 of stock-based compensation expense, or $71 and $87 less than what was actually recorded, during the three and six months ended June 30, 2017, respectively.

The Company recognizes stock-based compensation in accordance with the provisions of ASC Topic 718, Compensation--Stock Compensation. Stock-based compensation expense, excluding compensation charges related to our employee stock purchase plan, or the ESPP, was $849 and $841 for the three months ended June 30, 2017 and 2016, respectively, and $1,792 and $1,881 for the six months ended June 30, 2017 and 2016, respectively. As of June 30, 2017, there was $1,794 of total unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted-average period of 3.13 years. As of June 30, 2017, there was $4,913 of total unrecognized compensation expense related to restricted stock awards, which is expected to be recognized over a weighted-average period of 2.68 years.

Stock Options

During the three months ended June 30, 2017, no stock options were exercised for common stock. Additionally, during the three months ended June 30, 2017, no stock options were granted and 7 stock options were forfeited.

During the six months ended June 30, 2017, 114 stock options were exercised for common stock, none of which was delivered to the Company as payment for the exercise price or related minimum tax withholding obligations. Additionally, during the six months ended June 30, 2017, 531 stock options were granted with a weighted average grant date fair value of $2.47 per share and 11 stock options were forfeited. The Company has estimated the fair value of each option grant on the date of grant using the Black-Scholes option-pricing model. The weighted average assumptions utilized to determine the fair value of options granted during the six months ended June 30, 2017 and 2016 were as follows:

	Six Months Ended June 30,
	2017	2016
Risk-free interest rate	1.96%	1.43%
Expected volatility	35.53%	38.22%
Expected life (in years)	4.22	4.17
Dividend yield	0%	0%

As of June 30, 2017, there were 1,018 options outstanding with a weighted average exercise price of $9.74 per share and 292 options exercisable with a weighted average exercise price of $12.31 per share.

Restricted Stock

During the three months ended June 30, 2017, 14 shares of restricted stock were granted with a weighted average grant date fair value of $9.47 per share and 17 shares of restricted stock were forfeited. Additionally, during the three months ended June 30, 2017, 10 shares of restricted stock vested, of which no shares of common stock were surrendered to the Company as payment by employees in lieu of cash to satisfy minimum tax withholding obligations in connection with the vesting of restricted stock.
During the six months ended June 30, 2017, 223 shares of restricted stock were granted with a weighted average grant date fair value of $8.39 per share and 17 shares of restricted stock were forfeited. Additionally, during the six months ended June 30, 2017, 243 shares of restricted stock vested, of which 43 shares of common stock were surrendered to the Company as payment by employees in lieu of cash to satisfy minimum tax withholding obligations in connection with the vesting of restricted stock and these shares were immediately retired.

As of June 30, 2017, there were 607 shares of restricted stock outstanding still subject to service-based vesting conditions.

As of June 30, 2017, the Company had no shares of restricted stock that were subject to performance-based or market-based vesting conditions.

(b) Employee Stock Purchase Plan

On June 15, 2016, at the Company's 2016 Annual Meeting of Stockholders, the stockholders of the Company approved amendments to the Company's Amended and Restated 1996 Employee Stock Purchase Plan (ESPP) that, among other things, increased the number of shares of common stock reserved for issuance to a total of 1,650. As amended, the ESPP affords eligible employees the right to purchase common stock, via payroll deductions, through various offering periods at a purchase price equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. During the three and six months ended June 30, 2017, 26 shares were issued under the ESPP plan. During the three and six months ended June 30, 2016, 0 and 18 shares were issued under the ESPP plan, respectively. The Company recorded compensation charges related to the ESPP of $3 and $0 for the three months ended June 30, 2017 and 2016, respectively, and $20 and $13 for the six months ended June 30, 2017 and 2016, respectively.

(c) Stock- Based Compensation Expense

The following table presents stock-based compensation expense, including expense for the ESPP, in the Company's consolidated statements of operations for the six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Cost of product sales	$72	$75	$154	$165
Cost of service sales	1	—	1	1
Research and development	170	166	359	352
Sales, marketing and support	221	251	489	524
General and administrative	388	336	809	839
	$852	$828	$1,812	$1,881
(d) Accumulated Other Comprehensive Loss
Comprehensive income (loss) includes net earnings (loss), unrealized gains and losses from foreign currency translation, unrealized gains and losses from available for sale marketable securities and changes in fair value related to interest rate swap derivative instruments, net of tax attributes, which were not material. The components of the Company’s comprehensive income (loss) and the effect on earnings for the periods presented are detailed in the accompanying consolidated statements of comprehensive income (loss).

The balances for the three months ended June 30, 2017 and 2016 are as follows:

	Foreign Currency Translation	Unrealized Gain (Loss) on Available for Sale Marketable Securities	Interest Rate Swaps	Total Accumulated Other Comprehensive Loss
Balance, March 31, 2017	$(16,050)	$—	$(131)	$(16,181)
Other comprehensive income (loss) before reclassifications (1)	2,440	(3)	(1)	2,436
Amounts reclassified from AOCI to Other income, net (2)	—	—	19	19
Net other comprehensive income (loss), June 30, 2017	2,440	(3)	18	2,455
Balance, June 30, 2017	$(13,610)	$(3)	$(113)	$(13,726)

	Foreign Currency Translation	Unrealized Gain (Loss) on Available for Sale Marketable Securities	Interest Rate Swaps	Total Accumulated Other Comprehensive Loss
Balance, March 31, 2016	$(8,039)	$1	$(258)	$(8,296)
Other comprehensive loss before reclassifications (1)	(4,472)	—	(16)	(4,488)
Amounts reclassified from AOCI to Other income, net (2)	—	—	25	25
Net other comprehensive (loss) income, June 30, 2016	(4,472)	—	9	(4,463)
Balance, June 30, 2016	$(12,511)	$1	$(249)	$(12,759)

The balances for the six months ended June 30, 2017 and 2016 are as follows:

	Foreign Currency Translation	Unrealized Gain (Loss) on Available for Sale Marketable Securities	Interest Rate Swaps	Total Accumulated Other Comprehensive Loss
Balance, December 31, 2016	$(16,651)	$—	$(158)	$(16,809)
Other comprehensive income (loss) before reclassifications (1)	3,041	(3)	4	3,042
Amounts reclassified from AOCI to Other income, net (2)	—	—	41	41
Net other comprehensive income (loss), June 30, 2017	3,041	(3)	45	3,083
Balance, June 30, 2017	$(13,610)	$(3)	$(113)	$(13,726)

	Foreign Currency Translation	Unrealized Gain (Loss) on Available for Sale Marketable Securities	Interest Rate Swaps	Total Accumulated Other Comprehensive Loss
Balance, December 31, 2015	$(7,363)	$1	$(238)	$(7,600)
Other comprehensive loss before reclassifications (1)	(5,148)	—	(61)	(5,209)
Amounts reclassified from AOCI to Other income, net (2)	—	—	50	50
Net other comprehensive loss, June 30, 2016	(5,148)	—	(11)	(5,159)
Balance, June 30, 2016	$(12,511)	$1	$(249)	$(12,759)
(1) For additional information, see Note 4, "Marketable Securities."
(2) For additional information, see Note 17, "Derivative Instruments and Hedging Activities."

(6)     Net Loss per Common Share

Basic net loss per share is calculated based on the weighted average number of common shares outstanding during the period. Diluted net loss per share incorporates the dilutive effect of common stock equivalent options, warrants and other convertible securities, if any, as determined with the treasury stock accounting method. For the three and six months ended, June 30, 2017 and 2016, since there was a net loss, the Company excluded all outstanding stock options and non-vested restricted shares from its diluted loss per share calculation, as inclusion of these securities would have reduced the net loss per share.
A reconciliation of the basic and diluted weighted average common shares outstanding is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Weighted average common shares outstanding—basic	16,446	15,825	16,354	15,774
Dilutive common shares issuable in connection with stock plans	—	—	—	—
Weighted average common shares outstanding—diluted	16,446	15,825	16,354	15,774

(7)     Inventories

The Company adopted ASC 2015-11, Simplifying the Measurement of Inventory as of January 1, 2017. ASC 2015-11 simplifies the subsequent measurement of inventory by replacing the lower of cost or market test with a lower of cost or net realizable value test. The adoption of this standard did not have a material impact on the Company’s consolidated financial position or results of operations. Inventories are stated at the lower of cost or net realizable value using the first-in first-out costing method. Inventories as of June 30, 2017 and December 31, 2016 include the costs of material, labor, and factory overhead. Components of inventories consist of the following:

	June 30, 2017	December 31, 2016
Raw materials	$11,946	$10,606
Work in process	2,623	2,185
Finished goods	8,843	7,954
	$23,412	$20,745
(8)     Property and Equipment

Property and equipment, net, as of June 30, 2017 and December 31, 2016 consist of the following:

	June 30, 2017	December 31, 2016
Land	$3,828	$3,828
Building and improvements	23,848	21,717
Leasehold improvements	354	155
Machinery and equipment	45,359	41,777
Office and computer equipment	16,828	14,824
Motor vehicles	51	51
	90,268	82,352
Less accumulated depreciation	(48,514)	(45,766)
	$41,754	$36,586

Depreciation expense was $1,614 and $1,815 for the three months ended June 30, 2017 and 2016, respectively, and $3,307 and $3,722 for the six months ended June 30, 2017 and 2016, respectively.

Included within machinery and equipment are certain revenue generating hardware assets that had a net book value of $8,080 and $7,734 as of June 30, 2017 and December 31, 2016, respectively, that are utilized in the delivery of the Company's airtime services, media, and other content.

(9)     Product Warranty
The Company’s products carry standard limited warranties that range from one to two years and vary by product. The warranty period begins on the date of retail purchase or lease by the original purchaser. The Company accrues estimated product warranty costs at the time of sale and any additional amounts are recorded when such costs are probable and can be reasonably estimated. Factors that affect the Company’s warranty liability include the number of units sold or leased, historical and anticipated rates of warranty repairs and the cost per repair. Warranty and related costs are reflected within sales, marketing and support in the accompanying consolidated statements of operations. As of June 30, 2017 and December 31, 2016, the Company had accrued product warranty costs of $2,407 and $2,280, respectively.

The following table summarizes product warranty activity during 2017 and 2016:

	Six Months Ended
	June 30,
	2017	2016
Beginning balance	$2,280	$1,880
Charges to expense	500	1,044
Costs incurred	(373)	(697)
Ending balance	$2,407	$2,227

(10)     Debt
Long-term debt consisted of the following:

	June 30, 2017	December 31, 2016
Term note	$45,425	$53,625
Mortgage loan	2,867	2,951
Equipment loans	—	1,477
Total	48,292	58,053
Less amounts classified as current	2,477	7,900
Long-term debt, excluding current portion	$45,815	$50,153

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

The Credit Agreement was amended in March 2017 to modify the Maximum Consolidated Leverage Ratio, the Applicable Rate, the Consolidated Fixed Charge Coverage Ratio and the amortization schedule of the Term Loan, as well as to make certain other changes. The amendment was accounted for as a debt modification as it did not result in a significant modification to the Credit Agreement.
In connection with the March 2017 amendment, the Company made an additional principal repayment of $6,000 on the Term Note and amended the repayment terms. Under the amended terms, the Company must make principal repayments of $575 every three months starting on April 1, 2017 until the Term Note maturity on July 1, 2019. On the maturity date, the entire remaining principal balance of the loan, including any future loans under the Revolver, is due and payable, together with all accrued and unpaid interest, penalties, and any other amounts due and payable under the Credit Agreement. The Credit Agreement contains provisions requiring the mandatory prepayment of amounts outstanding under the Term Loan and the Revolver under specified circumstances, including (i) 100% of the net cash proceeds from certain dispositions to the extent not reinvested in the Company’s business within a stated period, (ii) 50% of the net cash proceeds from stated equity issuances and (iii) 100% of the net cash proceeds from certain receipts of more than $250 outside the ordinary course of business. The prepayments are first applied to the Term Loan, in inverse order of maturity, and then to the Revolver. In the discretion of the Administrative Agent, certain mandatory prepayments made on the Revolver can permanently reduce the amount of credit available under the Revolver.

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

Borrowings under the Revolver are subject to the satisfaction of numerous conditions precedent at the time of each borrowing, including the continued accuracy of the Company’s representations and warranties and the absence of any default under the Credit Agreement. As of June 30, 2017, there were no borrowings outstanding under the Revolver and the full balance of $15,000 was available for borrowing.

The Credit Agreement contains two financial covenants, a Maximum Consolidated Leverage Ratio and a Minimum Consolidated Fixed Charge Coverage Ratio, each as defined in the Credit Agreement. The Maximum Consolidated Leverage Ratio may not be greater than 1.50:1.00. The Minimum Consolidated Fixed Charge Coverage Ratio may not be less than 1.25:1.00. In the March 2017 amendment, the definition of the Consolidated Fixed Charge Coverage Ratio was amended to include only maintenance capital expenditures as defined. The Company was in compliance with these financial ratio debt covenants as of June 30, 2017.

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
Mortgage Loan
The Company has a mortgage loan (as amended, the Mortgage Loan) in the amount of $4,000 related to its headquarters facility in Middletown, Rhode Island. The loan term is ten years, with a principal amortization of 20 years. The interest rate is based on the BBA LIBOR Rate plus 2.00 percentage points. The Mortgage Loan is secured by the underlying property and improvements. The monthly mortgage payment is approximately $14, plus interest, and increases in increments of approximately $1 each year over the life of the mortgage. Due to the difference in the term of the loan and amortization of the principal, a balloon payment of $2,551 is due on April 6, 2019. The loan contains one financial covenant, a Fixed Charge Coverage Ratio, which applies in the event that the Company's consolidated cash, cash equivalents and marketable securities balance falls below $25,000 at any time. As the Company's consolidated cash, cash equivalents, and marketable securities balance was above the minimum threshold throughout the six months ended June 30, 2017, the Fixed Charge Coverage Ratio did not apply.
Under the Mortgage Loan, the Company may prepay its outstanding loan balance subject to certain early termination charges as defined in the Mortgage Loan agreement. If the Company were to default on the Mortgage Loan, the underlying and improvements would be used as collateral. As discussed in Note 17, the Company entered into two interest rate swap agreements that are intended to hedge its mortgage interest obligations by fixing the interest rates specified in the Mortgage Loan to 5.91% for half of the principal amount outstanding and 6.07% for the remaining half of the principal amount outstanding as of April 1, 2010, over the term of the Mortgage Loan.
Equipment Loans
In January 2013, the Company borrowed $4,700 from a bank and pledged as collateral six satellite hubs and related equipment. This equipment loan had a term of five years, and carried a fixed rate of interest of 2.76% per annum. In December 2013, the Company borrowed $1,200 from a bank and pledged as collateral one satellite hub and related equipment. This equipment loan had a term of five years, and carried a fixed rate of interest of 3.08% per annum. In March 2017, the Company repaid in full the remaining outstanding balances of both loans before their 2018 maturity dates.

(11)     Segment Reporting

The financial results of each segment are based on revenues from external customers, cost of revenue and operating expenses that are directly attributable to the segment and an allocation of costs from shared functions. These shared functions include, but are not limited to, facilities, human resources, information technology, and engineering. Allocations are made based on management’s judgment of the most relevant factors, such as head count, number of customer sites, or other operational data that contribute to the shared costs. Certain corporate-level costs have not been allocated as they are not directly attributable to either segment. These costs primarily consist of broad corporate functions, including executive, legal, finance, and costs associated with corporate actions. Segment-level asset information has not been provided as such information is not reviewed by the chief operating decision-maker for purposes of assessing segment performance and allocating resources. There are no inter-segment sales or transactions.

The Company's performance is impacted by the levels of activity in the marine and land mobile markets and defense sectors, among others. Performance in any particular period could be impacted by the timing of sales to certain large customers.

The mobile connectivity segment primarily manufactures and distributes a comprehensive family of mobile satellite antenna products and services that provide access to television, the Internet and voice services while on the move. Product sales within the mobile connectivity segment accounted for 22% and 25% of consolidated net sales for the three months ended June 30, 2017 and 2016, respectively, and 23% and 26% of consolidated net sales for the six months ended June 30, 2017 and 2016, respectively. Sales of mini-VSAT Broadband airtime service accounted for 41% and 35% of consolidated net sales for the three months ended June 30, 2017 and 2016, respectively, and 40% and 35% of consolidated net sales for the six months ended June 30, 2017 and 2016, respectively. Sales of content and training services within the mobile connectivity segment accounted for 20% and 19% of consolidated net sales for the three months ended June 30, 2017 and 2016, respectively, and 20% and 20% of consolidated net sales for the six months ended June 30, 2017 and 2016, respectively.
The inertial navigation segment manufactures and distributes a portfolio of digital compass and fiber optic gyro (FOG)-based systems that address the rigorous requirements of military and commercial customers and provide reliable, easy-to-use and continuously available navigation and pointing data.  The principal product categories in this segment include the FOG-based inertial measurement units (IMUs) for precision guidance, FOGs for tactical navigation as well as pointing and stabilization systems, and digital compasses that provide accurate heading information for demanding applications, security, automation and access control equipment and systems. Sales of FOG-based guidance and navigation systems within the inertial navigation segment accounted for 12% and 9% of the consolidated net sales for the three months ended June 30, 2017 and 2016, respectively, and 11% and 10% of the consolidated net sales for the six months ended June 30, 2017 and 2016, respectively.

No other single product class accounts for 10% or more of consolidated net sales.

The Company operates in a number of major geographic areas across the globe. The Company generates international net sales, based upon customer location, primarily from customers located in Canada, Europe, Africa, Asia/Pacific, the Middle East, and India. International revenues represented 62% and 63% of consolidated net sales for the three months ended June 30, 2017 and 2016, respectively, and 61% and 63% of consolidated net sales for the six months ended June 30, 2017 and 2016, respectively. Sales to Canada represented 13% of consolidated net sales for the three months ended June 30, 2016. No other individual foreign country represented 10% or more of the Company's consolidated net sales for the three months ended June 30, 2017 and 2016. No individual foreign country represented 10% or more of consolidated net sales for the six months ended June 30, 2017 and 2016.

As of June 30, 2017 and December 31, 2016, the long-lived tangible assets related to the Company’s international subsidiaries were less than 10% of the Company’s long-lived tangible assets and were deemed not material.

Net sales and operating earnings (loss) for the Company's reporting segments and the Company's loss before income tax expense (benefit) for the three and six months ended June 30, 2017 and 2016 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net sales:
Mobile connectivity	$34,034	$36,890	$68,321	$72,155
Inertial navigation	6,415	9,076	12,339	14,191
Consolidated net sales	$40,449	$45,966	$80,660	$86,346

Operating earnings (loss):
Mobile connectivity	$2,638	$1,631	$3,260	$3,621
Inertial navigation	362	1,596	318	669
Subtotal	3,000	3,227	3,578	4,290
Unallocated, net	(4,368)	(3,920)	(9,416)	(8,357)
Loss from operations	(1,368)	(693)	(5,838)	(4,067)
Net interest and other (expense) income	(302)	(91)	(557)	(438)
Loss before income tax expense (benefit)	$(1,670)	$(784)	$(6,395)	$(4,505)
Depreciation expense and amortization expense for the Company's segments are presented in the following table for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Depreciation expense:
Mobile connectivity	$1,394	$1,567	$2,872	$3,226
Inertial navigation	199	224	395	448
Unallocated	21	24	40	48
Total consolidated depreciation expense	$1,614	$1,815	$3,307	$3,722

Amortization expense:
Mobile connectivity	$1,102	$1,250	$2,170	$2,533
Inertial navigation	—	—	—	—
Unallocated	—	—	—	—
Total consolidated amortization expense	$1,102	$1,250	$2,170	$2,533

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

(13)     Share Buyback Program
On November 26, 2008, the Company’s Board of Directors authorized a program to repurchase up to 1,000 shares of the Company’s common stock. As of June 30, 2017, 341 shares of the Company’s common stock remain available for repurchase under the authorized program. The repurchase program is funded using the Company’s existing cash, cash equivalents, marketable securities and future cash flows. Under the repurchase program, the Company, at management’s discretion, may repurchase shares on the open market from time to time, in privately negotiated transactions or block transactions, or through an accelerated repurchase agreement. The timing of such repurchases depends on availability of shares, price, market conditions, alternative uses of capital, and applicable regulatory requirements. The program may be modified, suspended or terminated at any time without prior notice. The repurchase program has no expiration date. There were no other repurchase programs outstanding during the six months ended June 30, 2017 and no repurchase programs expired during the period.
During the six months ended June 30, 2017 and 2016, the Company did not repurchase any shares of its common stock.

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

Level 1:
Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. The Company’s Level 1 assets are investments in money market mutual funds, U.S. treasury securities, and certificates of deposit.

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

The following tables present financial assets and liabilities at June 30, 2017 and December 31, 2016 for which the Company measures fair value on a recurring basis, by level, within the fair value hierarchy:

June 30, 2017	Total	Level 1	Level 2	Level 3	Valuation Technique
Assets
Money market mutual funds	$8,031	$8,031	$—	$—	(a)
United States treasuries	4,011	4,011	—	—	(a)
Certificates of deposit	1,729	1,729	—	—	(a)
Liabilities
Interest rate swaps	113	—	113	—	(b)

December 31, 2016	Total	Level 1	Level 2	Level 3	Valuation Technique
Assets
Money market mutual funds	$21,848	$21,848	$—	$—	(a)
Certificates of deposit	3,864	3,864	—	—	(a)
Liabilities
Interest rate swaps	158	—	158	—	(b)
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

Assets Measured and Recorded at Fair Value on a Nonrecurring Basis

The Company's non-financial assets, such as goodwill, intangible assets, and other long-lived assets resulting from business combinations, are measured at fair value using income approach valuation methodologies at the date of acquisition and subsequently re-measured if an impairment exists. There were no impairments of the Company’s non-financial assets noted as of June 30, 2017. The Company does not have any liabilities that are recorded at fair value on a non-recurring basis.

(15)     Goodwill and Intangible Assets

Goodwill
The following table sets forth the changes in the carrying amount of goodwill for the six months ended June 30, 2017:

Amounts
Balance at December 31, 2016	$31,343
Foreign currency translation adjustment	1,459
Balance at June 30, 2017	$32,802

ASC Topic 350, Intangibles—Goodwill and Other (ASC 350) requires the completion of a goodwill impairment test at least annually. Historically, this goodwill impairment test was comprised of a two-step process. The first step compares the carrying value of the Company’s reporting units to their estimated fair values as of the test date. If fair value is less than carrying value, a second step is performed to quantify the amount of the impairment, if any. As of August 31, 2016 (the Company's annual goodwill impairment test date), the Company performed its annual impairment test for goodwill at the reporting unit level and, after conducting the first step, determined that it was not necessary to conduct the second step as it concluded that the fair value of its reporting units exceeded their carrying value. If different assumptions were used, particularly with respect to estimating future cash flows, weighted average costs of capital, and terminal growth rates, different estimates of fair value may have resulted. However, based on the excess of fair value over carrying value and additional sensitivity analysis considered with respect to the Company’s valuation assumptions, the Company concluded that it was more likely than not that no goodwill impairment exists. As of August 31, 2016, the Company noted that the fair value of all of the Company’s reporting units exceeded their carrying values by more than 10%. The Company notes that its one reporting unit whose fair value exceeded its carrying value by less than 100% had goodwill of approximately $4,401 at June 30, 2017.

In January 2017, the FASB issued ASC Update No. 2017-04, Intangibles--Goodwill and Other (Topic 350): Simplifying the Test of Goodwill Impairment.  This ASC simplifies the accounting for goodwill impairment for all entities by requiring impairment charges to be based on the first step of the goodwill impairment test under ASC 350.  Under previous guidance, if the fair value of a reporting unit is lower than its carrying amount (Step 1), an entity calculates any impairment charge by comparing the implied fair value of goodwill with its carrying amount (Step 2). The implied fair value of goodwill is calculated by deducting the fair value of all assets and liabilities of the reporting unit from the reporting unit’s fair value as determined in Step 1. To determine the implied fair value of goodwill, entities estimate the fair value of any unrecognized intangible assets (including in-process research and development) and any corporate-level assets or liabilities that were included in the determination of the carrying amount and fair value of the reporting unit in Step 1. Under this new guidance if a reporting unit's carrying value exceeds its fair value, an entity will record an impairment charge based on that difference with such impairment charge limited to the amount of goodwill in the reporting unit.  This ASC does not change the guidance on completing Step 1 of the goodwill impairment test. An entity will still be able to perform today’s optional qualitative goodwill impairment assessment before determining whether to proceed to Step 1. This ASC will be applied prospectively and is effective for annual and interim impairment test performed in periods beginning after December 15, 2019 for public business enterprises. Early adoption is permitted for annual and interim goodwill impairment testing dates after January 1, 2017.  The Company has elected to early adopt this ASC as of January 1, 2017. The adoption of this ASC had no impact on the Company's consolidated statements of operations, financial condition or cash flows. The Company evaluated whether any potential indicators of impairment existed as of June 30, 2017 that would require an interim goodwill impairment test.  Although the Company has experienced a decline in sales within its mobile connectivity operating segment, which is the operating segment that contains all of the Company's reporting units with goodwill, the overall period and magnitude of the decline has not been significant and the operating results of its reporting units with goodwill have not differed significantly from the forecasted results utilized in the last annual goodwill impairment test completed as of August 31, 2016.   In addition, the operating earnings of the Company's mobile connectivity operating segment increased by 62% for the three months ended June 30, 2017 as compared to the same period of the prior year.  As a result, for the two reporting units that had over 100% excess of fair value over carrying value of the reporting unit's respective net assets as of August 31, 2016, given the current and forecasted operating trends, the Company does not believe that there is a significant risk related to a potential goodwill impairment. These two reporting units represent $28,401, or 87%, of the Company's total consolidated goodwill as of June 30, 2017.  With respect to the Company other reporting unit with goodwill of $4,401 as of June 30, 2017, the Company does note that a continued further decline sales or operating results could result in a goodwill impairment.
Intangible Assets
The changes in the carrying amount of intangible assets during the six months ended June 30, 2017 are as follows:

Amounts
Balance at December 31, 2016	$17,838
Amortization expense	(2,170)
Intangible assets acquired in asset acquisition	100
Foreign currency translation adjustment	889
Balance at June 30, 2017	$16,657
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

In January 2017, the Company completed the acquisition of certain subscriber relationships from a third party. This acquisition did not meet the definition of a business under ASC 2017-01, Business Combinations (Topic 805)-Clarifying the Definition of a Business, which the Company adopted on October 1, 2016. The Company ascribed $100 of the initial purchase price to the acquired subscriber relationships definite-lived intangible assets with an initial estimated useful life of 10 years. Under the asset purchase agreement, the purchase price includes a component of contingent consideration under which the Company is required to pay a percentage of recurring revenues received from the acquired subscriber relationships through 2026 up to a maximum annual payment of $114. As the acquisition did not represent a business combination, the contingent consideration arrangement is recognized only when the contingency is resolved and the consideration is paid or becomes payable. The amounts payable under the contingent consideration arrangement, if any, will be included in the measurement of the cost of the acquired subscriber relationships. During the six months ended June 30, 2017, no additional consideration was earned under the contingent consideration arrangement.
Acquired intangible assets are subject to amortization. The following table summarizes acquired intangible assets at June 30, 2017 and December 31, 2016, respectively:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
June 30, 2017
Subscriber relationships	$17,523	$7,366	$10,157
Distribution rights	4,277	1,312	2,965
Internally developed software	2,318	2,064	254
Proprietary content	8,128	5,152	2,976
Intellectual property	2,284	2,219	65
Favorable lease	641	401	240
	$35,171	$18,514	$16,657
December 31, 2016
Subscriber relationships	$16,888	$6,431	$10,457
Distribution rights	4,122	1,180	2,942
Internally developed software	2,301	1,904	397
Proprietary content	7,960	4,431	3,529
Intellectual property	2,284	2,056	228
Favorable lease	627	342	285
	$34,182	$16,344	$17,838

Amortization expense related to intangible assets for the three and six months ended June 30, 2017 and 2016 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Expense Category	2017	2016	2017	2016
Cost of service sales	$367	$417	$722	$869
General administrative expense	735	833	1,448	1,664
Total amortization expense	$1,102	$1,250	$2,170	$2,533

As of June 30, 2017, the total weighted average remaining useful lives of the definite-lived intangible assets was 4.7 years and the weighted average remaining useful lives by the definite-lived intangible asset category are as follows:

Intangible Asset	Weighted Average Remaining Useful Life in Years
Subscriber relationships	5.3
Distribution rights	10.8
Internally developed software	0.9
Proprietary content	2.0
Intellectual property	0.3
Favorable lease	2.0

Estimated future amortization expense remaining at June 30, 2017 for intangible assets acquired is as follows:

Remainder of 2017	$2,113
2018	3,931
2019	3,007
2020	2,206
2021	2,206
Thereafter	3,194
Total future amortization expense	$16,657
For intangible assets, the Company assesses the carrying value of these assets whenever events or circumstances indicate that the carrying value may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset, or asset group, to the future undiscounted cash flows expected to be generated by the asset, or asset group. There were no events or changes in circumstances during the second quarter of 2017 which indicated that an assessment of the impairment of goodwill and intangible assets was required.

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

No single customer accounted for 10% or more of consolidated net sales for three and six months ended June 30, 2017 or 2016 or accounts receivable at June 30, 2017 or December 31, 2016.

Certain components from third parties used in the Company’s products are procured from single sources of supply. The failure of a supplier, including a subcontractor, to deliver on schedule could delay or interrupt the Company’s delivery of products and thereby materially adversely affect the Company’s revenues and operating results.

(17)     Derivative Instruments and Hedging Activities
Effective April 1, 2010, in order to reduce the volatility of cash outflows that arise from changes in interest rates, the Company entered into two interest rate swap agreements. These interest rate swap agreements are intended to hedge the Company’s mortgage loan related to its headquarters facility in Middletown, Rhode Island by fixing the interest rates specified in the mortgage loan to 5.9% for half of the principal amount outstanding and 6.1% for the remaining half of the principal amount outstanding as of April 1, 2010 until the mortgage loan expires on April 16, 2019. The Company does not use derivatives for speculative purposes. For a derivative that is designated as a cash flow hedge, changes in the fair value of the derivative are recognized in accumulated other comprehensive (loss) income (AOCI) to the extent the derivative is effective at offsetting the changes in the cash flows being hedged until the hedged item affects earnings. As the Company makes the required principal and interest payments under the mortgage loan and the related interest rate swaps are settled, the Company reclassifies the amounts recorded in AOCI related to the changes in the fair value of the settled interest rate swaps to earnings. To the extent there is any hedge ineffectiveness, changes in fair value relating to the ineffective portion are immediately recognized in earnings in other income (expense) in the consolidated statements of income. The interest rate swap is recorded within accrued other liabilities on the balance sheet. The critical terms of the interest rate swaps were designed to mirror the terms of the Company’s mortgage loans. The Company designated these derivatives as cash flow hedges of the variability of the LIBOR-based interest payments on principal over a nine-year period, which ends on April 1, 2019. As of June 30, 2017, the Company determined that the existence of hedge ineffectiveness, if any, was immaterial and all changes in the fair value of the interest rate caps were recorded in the consolidated statements of comprehensive (loss) income as a component of AOCI.

As of June 30, 2017, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivatives	Notional (in thousands)	Asset (Liability)	Effective Date	Maturity Date	Index	Strike Rate
Interest rate swap	$1,433	$(54)	April 1, 2010	April 1, 2019	1-month LIBOR	5.91%
Interest rate swap	$1,433	$(59)	April 1, 2010	April 1, 2019	1-month LIBOR	6.07%
As of December 31, 2016, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivatives	Notional (in thousands)	Asset (Liability)	Effective Date	Maturity Date	Index	Strike Rate
Interest rate swap	$1,476	$(76)	April 1, 2010	April 1, 2019	1-month LIBOR	5.91%
Interest rate swap	$1,476	$(82)	April 1, 2010	April 1, 2019	1-month LIBOR	6.07%

(18)     Income Taxes

The Company’s effective tax rate for the three and six months ended June 30, 2017 was (21.3)%  and (8.1)%, respectively, compared with (2.8)% and (20.2)% for the corresponding periods in the prior year, respectively. The effective income tax rates are based on estimated income for the year, the estimated composition of the income in different jurisdictions and discrete adjustments, if any, in the applicable periods, including retroactive changes in tax legislation, settlements of tax audits or assessments, the resolution or identification of tax position uncertainties and acquisitions of other companies.

For both the three and six months ended June 30, 2017, the effective tax rates were lower than the statutory tax rate primarily due to the Company maintaining a valuation allowance reserve on its US deferred tax assets and the composition of income from foreign jurisdictions that were taxed at lower rates compared to the statutory tax rates in the U.S. For the three and six months ended June 30, 2016, the effective tax rates were lower than the statutory tax rate primarily due to the composition of income from foreign jurisdictions taxed at lower rates.

As of January 1, 2017 the Company adopted ASC 2016-09, Improvements to Employee Share-Based Payment Accounting (ASC 2016-09). In accordance with ASC 2016-09, previously unrecognized excess tax benefits are recognized on a modified retrospective basis. On January 1, 2017, the Company recorded a $1,117 deferred tax asset related to unrecognized excess tax benefits with an offsetting adjustment to retained earnings. As the Company had previously recorded a full valuation allowance on its U.S. deferred tax assets, a corresponding increase to the valuation allowance was recorded with an offsetting adjustment to retained earnings. During the three and six months ended June 30, 2017, exercises of non-qualified stock options and releases of restricted stock awards resulted in shortfalls and related tax expense of $50 and $392, respectively. The Company also recorded offsetting tax benefits of $50 and $392 resulting from corresponding decreases to the valuation allowance for the three and six months ended June 30, 2017, respectively.

As of June 30, 2017 and December 31, 2016, the Company had reserves for uncertain tax positions of $1,356 and $1,283, respectively. The Company incurred $11 and $22 in interest and penalties for the three and six months ended June 30, 2017, respectively, which were recorded as a component of income tax expense. There were no material changes during the six months ended June 30, 2017 to the Company’s reserve for uncertain tax positions. The Company does not expect that its unrecognized tax benefits will materially change within the next twelve months.

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
Introduction

The statements included in this quarterly report on Form 10-Q, other than statements of historical fact, are forward-looking statements. Examples of forward-looking statements include statements regarding our future financial results, operating results, business strategies, projected costs, products and services, competitive positions and plans, customer preferences, consumer trends, anticipated product development, and objectives of management for future operations. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” or the negative of these terms or other comparable terminology. Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed in the section entitled “Risk Factors” in Item 1A of Part I of our annual report on Form 10-K for the year ended December 31, 2016. These and many other factors could affect our future financial and operating results, and could cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by us or on our behalf. For example, our expectations regarding certain items as a percentage of sales assume that we will achieve our anticipated sales goals. The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this report.

Overview
We design, develop, manufacture and market mobile connectivity products and services for the marine and land mobile markets, and navigation, guidance and stabilization products for both the defense and commercial markets. We operate in two operating segments based on product lines: mobile connectivity and inertial navigation.
Mobile Connectivity Segment
Our mobile connectivity segment offers satellite communications products and services. Our mobile connectivity products enable customers to receive voice and Internet services and live digital television via satellite services in marine vessels, recreational vehicles, buses and automobiles. Our CommBox offers a range of tools designed to increase communication efficiency, reduce costs, and manage network operations. We sell and lease our mobile connectivity products through an extensive international network of dealers and distributors. We also sell and lease products directly to end users. In the second quarter of 2017, we launched a new mini-VSAT Broadband service offering, AgilePlans, which is a monthly subscription model providing global connectivity to commercial maritime customers, including hardware, installation, broadband Internet, VOIP, entertainment and training content and global support for a monthly fee with no minimum commitment. We offer AgilePlans customers a variety of airtime data plans with varying data speeds and fixed data usage levels with overage charges per megabyte, which is similar to the plans that we offer to our other customers. We will recognize the monthly subscription fee as service revenue over the service delivery period. We retain ownership of the hardware that we provide to AgilePlans customers, who must return the hardware to us when they terminate our service. Because we do not sell the hardware under AgilePlans, we do not recognize any product revenue when hardware is deployed to an AgilePlans customer. To the extent that customers select the AgilePlans model, we expect product revenue to decline commensurately. We record the cost of the hardware used by AgilePlans customers as revenue-generating assets and depreciate the cost over an estimated useful life of five years. To the extent that AgilePlans are successful, our capital expenditures and related depreciation expense could increase significantly. Further, without upfront capital costs and longer-term contractual commitments from customers, we may experience increased rates of terminations, as well as increased costs of recovering hardware, write-offs of equipment damaged in shipment or deemed unrecoverable, and higher bad debt expense. Since we are retaining ownership of the hardware, we will not accrue any warranty costs for AgilePlans hardware; however, any maintenance costs on the hardware will be expensed in the period these costs are incurred rather than charged against our warranty reserve, which may lead to increased period-to-period variability in costs of service sales and gross profit.
Our mobile connectivity service sales include sales of satellite voice and Internet airtime services, engineering services provided under development contracts, sales from product repairs, and extended warranty sales. Our mobile connectivity service sales also include our distribution of entertainment, including news, sports, music, and movies, to commercial and leisure customers in the maritime, hotel, and retail markets through KVH Media Group, as well as the distribution of training films and eLearning computer-based training courses to commercial customers in the maritime market through our Videotel business. We typically recognize revenue from media content sales ratably over the period of the service contract. We provide, for monthly fixed and usage fees, satellite connectivity services for broadband Internet, data and Voice over Internet Protocol (VoIP) service to our TracPhone V-series customers. We also earn monthly usage fees for third-party satellite connectivity for voice, data and Internet services to our Inmarsat and Iridium customers who choose to activate their subscriptions with us. Our service sales have grown as a percentage of total revenue from 56% and 59% of our net sales for the three and six months ended June 30, 2016, respectively, to 65% and 64% for the three and six months ended June 30, 2017, respectively. The majority of KVH Media Group's and Videotel’s services are invoiced in pounds sterling, which increases our exposure to fluctuations in exchange rates.

Our leisure marine business within the mobile connectivity segment is highly seasonal, and seasonality can also impact our commercial marine business. Historically, we have generated the majority of our leisure marine product revenues during the first and second quarters of each year, and these revenues typically decline in the third and fourth quarters of each year, compared to the first two quarters. Temporary suspensions of our airtime services typically increase in the third and fourth quarters of each year as boats are placed out of service during the winter months.
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
We generate sales primarily from the sale of our mobile connectivity systems and services and our inertial navigation products and services. The following table provides, for the periods indicated, our sales by segment:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Mobile connectivity	$34,034	$36,890	$68,321	$72,155
Inertial navigation	6,415	9,076	12,339	14,191
Net sales	$40,449	$45,966	$80,660	$86,346

Product sales within the mobile connectivity segment accounted for 22% and 25% of our consolidated net sales for the three months ended June 30, 2017 and 2016, respectively and 23% and 26% of our consolidated net sales for the six months ended June 30, 2017 and 2016, respectively. Sales of mini-VSAT Broadband airtime service accounted for 41% and 35% of our consolidated net sales for the three months ended June 30, 2017 and 2016, respectively and 40% and 35% of our consolidated net sales for the six months ended June 30, 2017 and 2016, respectively. Sales of content and training service sales within the mobile connectivity segment accounted for 20% and 19% of our consolidated net sales for the three months ended June 30, 2017 and 2016, respectively, and 20% and 20% of our consolidated net sales for the six months ended June 30, 2017 and 2016, respectively.

Within our inertial navigation segment, net sales of FOG-based guidance and navigation systems accounted for 12% and 9% of our consolidated net sales for the three months ended June 30, 2017 and 2016, respectively, and 11% and 10% of our consolidated net sales for the six months ended June 30, 2017 and 2016, respectively.

No other single product class accounts for 10% or more of our consolidated net sales for the three months ended June 30, 2017 and 2016 and six months ended June 30, 2017 and 2016, respectively. No individual customer accounted for 10% or more of our consolidated net sales for the three months ended June 30, 2017 and 2016 or the six months ended June 30, 2017 and 2016, respectively.

We operate in a number of major geographic areas across the globe. We generate our international net sales, based upon customer location, primarily from customers located in Canada, Europe, Africa, Asia/Pacific, the Middle East, and India. Our international net sales totaled 62% and 63% of our consolidated net sales for the three months ended June 30, 2017 and 2016, respectively, and 61% and 63% of our consolidated net sales for the six months ended June 30, 2017 and 2016, respectively. Sales to Canada represented 13% of our consolidated net sales for the three months ended June 30, 2016. No other individual foreign country represented 10% or more of our consolidated net sales for the three months ended June 30, 2017 and 2016. No individual foreign country represented 10% or more of our consolidated net sales for the six months ended June 30, 2017 and 2016.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Research and development expense presented on the statement of operations	$3,761	$4,037	$7,708	$7,820
Costs of customer-funded research and development included in costs of service sales	530	123	1,039	270
Total consolidated statements of operations expenditures on research and development activities	$4,291	$4,160	$8,747	$8,090

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
As described in our annual report on Form 10-K for the year ended December 31, 2016, our most critical accounting policies and estimates upon which our consolidated financial statements were prepared were those relating to revenue recognition, valuation of accounts receivable, valuation of inventory, valuations and purchase price allocations related to business combinations, expected future cash flows including growth rates, discount rates, terminal values and other assumptions and estimates used to evaluate the recoverability of long-lived assets and goodwill, estimated fair values of long-lived assets, including goodwill, amortization methods and periods, certain accrued expenses and other related charges, stock-based compensation, contingent liabilities, key valuation assumptions for its share-based awards, estimated fulfillment costs for warranty obligations, tax reserves and recoverability of the our net deferred tax assets and related valuation allowance. We have reviewed our policies and estimates and determined that these remain our most critical accounting policies and estimates for the six months ended June 30, 2017.
Readers should refer to our annual report on Form 10-K for the year ended December 31, 2016 under “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Critical Accounting Policies and Significant Estimates” for descriptions of these policies and estimates, as well as the notes to the consolidated financial statements included elsewhere within this report.

Results of Operations
The following table provides, for the periods indicated, certain financial data expressed as a percentage of net sales:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Sales:
Product	35.4%	43.6%	36.2%	41.0%
Service	64.6	56.4	63.8	59.0
Net sales	100.0	100.0	100.0	100.0
Cost and expenses:
Costs of product sales	23.0	28.3	24.6	27.4
Costs of service sales	32.4	28.8	32.7	30.4
Research and development	9.3	8.8	9.6	9.1
Sales, marketing and support	20.1	20.1	20.8	20.7
General and administrative	18.6	15.5	19.5	17.1
Total costs and expenses	103.4	101.5	107.2	104.7
Loss from operations	(3.4)	(1.5)	(7.2)	(4.7)
Interest income	0.4	0.3	0.4	0.3
Interest expense	0.8	0.8	0.9	0.8
Other (expense) income, net	(0.3)	0.3	(0.2)	0.1
Loss before income tax expense (benefit)	(4.1)	(1.7)	(7.9)	(5.1)
Income tax expense (benefit)	0.9	—	0.7	(1.1)
Net loss	(5.0)%	(1.7)%	(8.6)%	(4.0)%
Three months ended June 30, 2017 and 2016
Net Sales
As discussed further under the heading "Segment Discussion" below, product sales decreased $5.8 million, or 29%, to $14.3 million for the three months ended June 30, 2017 from $20.1 million for the three months ended June 30, 2016, primarily due to a decrease in mobile connectivity product sales of $2.8 million and a decrease in inertial navigation product sales of $3.0 million. Service sales for the three months ended June 30, 2017 increased $0.3 million, or 1%, to $26.2 million from $25.9 million for the three months ended June 30, 2016, due to an increase in inertial navigation service sales of $0.3 million.

Costs of Sales

Costs of sales consists of costs of product sales and costs of service sales. Costs of sales decreased by $3.9 million, or 15%, in the three months ended June 30, 2017 to $22.4 million from $26.3 million in the three months ended June 30, 2016. The decrease in costs of sales was driven by a $3.7 million decrease in costs of product sales and a $0.2 million decrease in costs of service sales. As a percentage of net sales, costs of sales was 55% for the three months ended June 30, 2017 and 57% for the three months ended June 30, 2016.

Our costs of product sales consist primarily of materials, manufacturing overhead, and direct labor used to produce our products. For the three months ended June 30, 2017, costs of product sales decreased by $3.7 million, or 28%, to $9.3 million from $13.0 million in the three months ended June 30, 2016. As a percentage of product sales, costs of product sales were 65% and 65% for the three months ended June 30, 2017 and 2016, respectively. Mobile connectivity costs of product sales decreased by $2.6 million, or 29%, and mobile connectivity costs of product sales as a percentage of mobile connectivity product sales were 71% and 76% for the three months ended June 30, 2017 and 2016, respectively. The decrease was principally driven by product mix. Inertial navigation costs of product sales decreased by $1.1 million, or 27%, primarily due to a $0.8 million decrease in our TACNAV costs of product sales, offset by a $0.4 million increase in our FOG costs of product sales. As a percentage of inertial navigation product sales, cost of inertial navigation product sales were 55% and 49% for the three months ended June 30, 2017 and 2016, respectively.

Our costs of service sales consist primarily of satellite service capacity, depreciation, service network overhead expense associated with our mini-VSAT Broadband network infrastructure, direct network service labor, Inmarsat service costs, product installation costs, engineering and related direct costs associated with customer-funded research and development, media materials and distribution costs, and service repair materials. For the three months ended June 30, 2017, costs of service sales decreased by $0.2 million, or 2%, to $13.1 million from $13.3 million for the three months ended June 30, 2016. As a percentage of service sales, costs of service sales were 50% and 51% for the three months ended June 30, 2017 and 2016, respectively. Mobile connectivity costs of service sales decreased by $0.6 million, or 5%, primarily due to a $0.9 million decrease in content and learning costs of service sales, partially offset by a $0.5 million increase in airtime costs of service sales. As a percentage of mobile connectivity service sales, cost of mobile connectivity service sales were 50% and 52% for the three months ended June 30, 2017 and 2016, respectively. Inertial navigation costs of service sales increased by $0.4 million, or 332%, due to an increase in contract engineering service revenues. As a percentage of inertial navigation service sales, costs of inertial navigation service sales were 55% and 19% for the three months ended June 30, 2017 and 2016, respectively, due to the mix of services delivered.

We expect the cost of sales in our mobile connectivity segment to decrease in the short term in correlation with our expected growth in AgilePlans sales where product hardware costs related to our owned hardware that is utilized to provide service will be depreciated over the useful life of the revenue-generating asset. We expect the cost of sales in our inertial navigation segment to increase along with expected growth in overall inertial navigation sales. We expect that the mobile connectivity costs of service sales as percentage of mobile connectivity sales will decrease slightly as we are seeking to implement additional airtime cost-saving initiatives.

Operating Expenses

Research and development expense consists of direct labor, materials, external consultants, and related overhead costs that support our internally funded product development and product sustaining engineering activities. Research and development expense for the three months ended June 30, 2017 decreased by $0.2 million, or 5% to $3.8 million from $4.0 million for the three months ended June 30, 2016. The primary reasons for the decrease in research and development expense was a $0.4 million decrease in unfunded engineering expenses, partially offset by a $0.2 million increase in salaries and employee benefits. As a percentage of net sales, research and development expense for the three months ended June 30, 2017 and 2016 was 9% and 9%, respectively.

We expect that research and development expense will grow year-over-year as we continue to invest in developing new technologies and applications for our products.

Sales, marketing, and support expense consists primarily of salaries and related expenses for sales and marketing personnel, commissions for both in-house and third-party representatives, costs related to the co-development of certain content, other sales and marketing support costs such as advertising, literature and promotional materials, product service personnel and support costs, warranty-related costs and bad debt expense. Sales, marketing and support expense also includes the operating expenses of our sales office subsidiaries in Denmark, Singapore, Brazil, and Japan. Sales, marketing and support expense for the three months ended June 30, 2017 decreased by $1.0 million, or 11% to $8.2 million from $9.2 million for the three months ended June 30, 2016. The primary reasons for the decrease in sales, marketing, and support expense were a $0.7 million decrease in external commissions driven by lower hardware sales, a $0.3 million decrease in warranty expense, a $0.2 million decrease in computer hardware and software maintenance expense, and a $0.1 million decrease in bad debt expense, partially offset by a $0.3 million increase in salaries and employee benefits. As a percentage of net sales, sales, marketing and support expense was 20% and 20% for the three months ended June 30, 2017 and 2016, respectively.

We expect that our sales, marketing, and support expense will increase year-over-year primarily driven by increased personnel, marketing and technology investments to support product sales and launches.

General and administrative expense consists of costs attributable to management, finance and accounting, information technology, human resources, certain outside professional services, and other administrative costs. General and administrative expense for the three months ended June 30, 2017 increased by $0.4 million, or 6%, to $7.5 million from $7.1 million for the three months ended June 30, 2016. The increase in general and administrative expense primarily resulted from an increase in salaries and associated compensation due to an increase in headcount. As a percentage of net sales, general and administrative expense for the three months ended June 30, 2017 was 19% as compared to 16% for the three months ended June 30, 2016.

We expect general and administrative expenses to increase year-over-year in 2017, primarily driven by increased personnel costs.

Interest and Other Expense, Net

Interest income represents interest earned on our cash and cash equivalents, as well as from investments. Interest income increased slightly to $0.1 million for the three months ended June 30, 2017 from $0.1 million for the three months ended June 30, 2016. Interest expense remained flat at $0.3 million for the three months ended June 30, 2017 and 2016. Other expense, net decreased to $0.1 million from other income, net of $0.1 million for the three months ended June 30, 2017 and 2016 primarily due to a decrease in foreign exchange losses from our UK operations.

Income Tax Expense (Benefit)

Income tax expense for the three months ended June 30, 2017 was $0.3 million due to taxes related to income earned in foreign jurisdictions and no associated income tax benefit related to the loss incurred in the U.S. due to a full valuation allowance on our U.S. deferred tax assets. Income tax benefit of $0.0 million for the three months ended June 30, 2016 was based on the estimated effective tax rate for fiscal 2016 and the related composition of the pre-tax loss for the period.

Segment Discussion - Three months ended June 30, 2017 and 2016

Our net sales by segment for the three months ended June 30, 2017 and 2016 were as follows:

			Change
	For the three months ended June 30,		2017 vs. 2016
	2017	2016	$	%
	(dollars in thousands)
Mobile connectivity sales:
Product	$8,875	$11,649	$(2,774)	(24)%
Service	25,159	25,241	(82)	—%
Net sales	$34,034	$36,890	$(2,856)	(8)%

Inertial navigation sales:
Product	$5,448	$8,413	$(2,965)	(35)%
Service	967	663	304	46%
Net sales	$6,415	$9,076	$(2,661)	(29)%

Operating earnings (loss) by segment for the three months ended June 30, 2017 and 2016 were as follows:

			Change
	For the three months ended June 30,		2017 vs. 2016
	2017	2016	$	%
	(dollars in thousands)
Mobile connectivity	$2,638	$1,631	$1,007	62%
Inertial navigation	362	1,596	(1,234)	(77)%
	$3,000	$3,227	$(227)	(7)%
Unallocated	(4,368)	(3,920)	(448)	(11)%
Loss from operations	$(1,368)	$(693)	$(675)	(97)%

Mobile Connectivity Segment

Net sales in the mobile connectivity segment decreased $2.8 million, or 8%, for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016. Mobile connectivity product sales decreased by $2.8 million, or 24%, to $8.9 million for the three months ended June 30, 2017 from $11.7 million for the three months ended June 30, 2016. The decrease was primarily due to a $2.8 million, or 26%, decrease in marine product sales. The decrease was partly due to the receipt of a particularly large order in 2016, as well as the impact of the new AgilePlans subscription service. Inclement weather in the 2017 second quarter, particularly in the US East Coast region, also impacted our marine business as boat owners delayed the seasonal retrofitting of their vessels.

Overall mobile connectivity service sales remained flat at $25.2 million for the three months ended June 30, 2017 and 2016, but the components of those service sales changed. Mini-VSAT service sales increased $1.0 million due to an increase in the number of installed mini-VSAT units and service offerings. Offsetting this increase were a $0.8 million decrease in our content and training service revenue, which resulted primarily from exchange rate weakness arising from content and training service sales recorded in pounds sterling, and a $0.1 million decrease in Inmarsat service sales due to a decrease in Inmarsat airtime customers.

We expect that our mini-VSAT service sales will grow moderately year-over-year, primarily through the continued expansion of our mini-VSAT Broadband customer base, and due to a new product offering, our subscription service model "Agile Plans", which allows customers the option to receive mini-VSAT Broadband airtime and hardware for a single monthly charge. We expect mini-VSAT product sales to decline to the extent that customers select the new subscription service model as an alternative to purchasing mini-VSAT hardware.

Operating earnings for the mobile connectivity segment increased $1.0 million or 62%, for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016. This increase resulted primarily from a $0.8 million decrease in external commissions, a $0.3 million decrease in warranty expense, and the increase in mini-VSAT Airtime sales, partially offset by an increase in salaries and benefits.

We anticipate that we will improve our service margins to the extent that customers adopt our mini-VSAT Broadband rate plans that provide customers with faster speeds with data caps. Additionally, we intend to seek to improve margins by lowering costs through increased network volume and lower-cost network capacity.

Inertial Navigation Segment

Net sales in the inertial navigation segment decreased $2.7 million, or 29%, for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016. Inertial navigation product sales decreased $3.0 million, or 35%, to $5.4 million for the three months ended June 30, 2017 from $8.4 million for the three months ended June 30, 2016. Specifically, TACNAV sales decreased $3.5 million, due to a large order which occurred in the second quarter of 2016. This decrease was partially offset by a $0.5 million increase in FOG product sales.

Inertial navigation service sales increased $0.3 million or 46%, to $1.0 million for the three months ended June 30, 2017 from $0.7 million for the three months ended June 30, 2016. The primary reason for the increase was a $0.4 million increase in contracted engineering services due to a new project which began in January 2017, which is anticipated to run through the third quarter of 2017. This increase was partially offset by a $0.1 million decrease in inertial navigation repair revenue.

We expect that TACNAV product sales will continue to see growth in 2017 compared with 2016; however, it is challenging to forecast the specific timing that orders will be received and delivered to the customer. Our current forecast is based on our expectation that these sales will be received in the second half of 2017, and we anticipate that product sales on a quarter-to-quarter basis may be very uneven. Additionally, we expect to see modest growth in our FOG product sales in 2017 as these products are incorporated into additional commercial applications and programs. We also expect to see modest growth in contracted engineering service sales year-over-year.

Our operating earnings for the inertial navigation segment decreased $1.2 million, or 77%, for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016. This decrease is primarily due to a decrease in product sales, partially offset by a $0.4 million decrease in unfunded engineering costs.

We expect our overall inertial navigation operating earnings, before consideration of corporate allocations, to decline in 2017 primarily from higher external sales commissions in 2017 based on our current expectations of customer mix for TACNAV product sales. Similar to inertial navigation net sales noted above, operating earnings are expected to be uneven during 2017 as a result of the specific timing of orders.

Unallocated

Certain corporate-level costs have not been allocated because they are not directly attributable to either segment. These costs primarily consist of broad corporate functions, including executive, legal, finance, information technology, and costs associated with corporate actions.

Unallocated operating loss increased $0.4 million, or 11%, for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016. The increase in the operating loss was primarily the result of an increase in salaries and associated compensation due to an increase in headcount.

Six months ended June 30, 2017 and 2016
Net Sales
As discussed further under the heading "Segment Discussion" below, product sales decreased $6.2 million, or 18%, to $29.2 million for the six months ended June 30, 2017 from $35.4 million for the six months ended June 30, 2016, primarily due to a decrease in mobile connectivity product sales of $3.7 million and a decrease in inertial navigation product sales of $2.5 million. Service sales for the six months ended June 30, 2017 increased $0.6 million, or 1%, to $51.5 million from $50.9 million for the six months ended June 30, 2016, primarily due to an increase in inertial navigation service sales of $0.8 million, which was partially offset by a decrease in mobile connectivity service sales of $0.2 million.

Costs of Sales

Costs of sales decreased by $3.8 million, or 8%, in the six months ended June 30, 2017 to $46.2 million from $50.0 million in the six months ended June 30, 2016. The decrease in costs of sales was driven by a $3.9 million decrease in costs of product sales, partially offset by an increase of $0.1 million in costs of service sales. As a percentage of net sales, costs of sales was 57% and 58% for the six months ended June 30, 2017 and 2016, respectively.

For the six months ended June 30, 2017, costs of product sales decreased by $3.9 million, or 16%, to $19.8 million from $23.7 million in the six months ended June 30, 2016. As a percentage of product sales, costs of product sales were 68% and 67% for the six months ended June 30, 2017 and 2016, respectively. Mobile connectivity costs of product sales decreased by $3.0 million, or 18%, due to a decrease in our mobile connectivity product sales. Mobile connectivity costs of product sales as a percentage of mobile connectivity product sales were 73% and 74% for the six months ended June 30, 2017 and 2016, respectively. Inertial navigation costs of product sales decreased by $0.9 million, or 13%, primarily due to a $1.0 million decrease in our TACNAV costs of product sales partially offset by a $0.1 million increase in our FOG costs of product sales. Inertial navigation costs of product sales as a percentage of inertial navigation product sales were 59% and 55% for the six months ended June 30, 2017 and 2016, respectively.

For the six months ended June 30, 2017, costs of service sales increased by $0.1 million, or less than 1%, to $26.4 million from $26.3 million for the six months ended June 30, 2016. As a percentage of service sales, costs of service sales were 51% and 52% for the six months ended June 30, 2017 and 2016, respectively. Mobile connectivity costs of service sales decreased by $0.7 million, or 3%, primarily due to a $1.4 million decrease in content and learning costs of service sales, partially offset by a $0.7 million increase in airtime costs of service sales. Mobile connectivity costs of service sales as a percentage of mobile connectivity service sales were 51% and 52% for the six months ended June 30, 2017 and 2016, respectively. Inertial navigation costs of service sales increased by $0.8 million, or 285%, due to an increase in contract engineering services revenues. Inertial navigation costs of service sales as a percentage of inertial navigation service sales were 55% and 24% for the six months ended June 30, 2017 and 2016, respectively, due to the mix of services delivered.

Operating Expenses

Research and development expense for the six months ended June 30, 2017 decreased by $0.1 million, or 1% to $7.7 million from $7.8 million for the six months ended June 30, 2016. The primary reason for the decrease in research and development expense was a $0.6 million decrease in unfunded engineering expenses, partially offset by a $0.5 million increase in salaries, employee benefits and professional services. As a percentage of net sales, research and development expense for the six months ended June 30, 2017 and 2016 was 10% and 9%, respectively.

Sales, marketing and support expense for the six months ended June 30, 2017 decreased by $1.0 million, or 6%, to $16.9 million from $17.9 million for the six months ended June 30, 2016. The decrease in sales, marketing and support expense primarily resulted from a $0.7 million decrease in external commissions due to lower hardware sales, a $0.5 million decrease in warranty expense, a $0.3 million decrease in computer hardware and software maintenance expense, and a $0.2 million decrease in bad debt expense, partially offset by a $0.7 million increase in salaries and employee benefits. As a percentage of net sales, sales, marketing and support expense was 21% and 21% for the six months ended June 30, 2017 and 2016, respectively.

General and administrative expense for the six months ended June 30, 2017 increased by $0.9 million, or 6%, to $15.7 million from $14.8 million for the six months ended June 30, 2016. The increase in general and administrative expense primarily resulted from an increase in salaries and associated compensation due to an increase in headcount. As a percentage of net sales, general and administrative expense for the six months ended June 30, 2017 was 20% as compared to 17% for the six months ended June 30, 2016.

Interest and Other Expense, Net

Interest income increased slightly to $0.3 million for the six months ended June 30, 2017 from $0.2 million for the six months ended June 30, 2016. Interest expense remained flat at $0.7 million for the six months ended June 30, 2017 and 2016. Other expense, net increased to $0.2 million from other income, net of $0.1 million for the six months ended June 30, 2017 and 2016 primarily due to an increase in foreign exchange losses from our UK operations.

Income Tax Expense (Benefit)

Income tax expense for the six months ended June 30, 2017 was $0.5 million due to taxes related to income earned in foreign jurisdictions and no associated income tax benefit related to the loss incurred in the U.S. due to a full valuation allowance on our U.S. deferred tax assets. Income tax benefit of $0.9 million for the six months ended June 30, 2016 was based on the estimated effective tax rate for fiscal 2016 and the related composition of the pre-tax loss for the period.

Segment Discussion - Six months ended June 30, 2017 and 2016

Our net sales by segment for the six months ended June 30, 2017 and 2016 were as follows:

			Change
	For the six months ended June 30,		2017 vs. 2016
	2017	2016	$	%
	(dollars in thousands)
Mobile connectivity sales:
Product	$18,729	$22,365	$(3,636)	(16)%
Service	49,592	49,790	(198)	—%
Net sales	$68,321	$72,155	$(3,834)	(5)%

Inertial navigation sales:
Product	$10,457	$13,079	$(2,622)	(20)%
Service	1,882	1,112	770	69%
Net sales	$12,339	$14,191	$(1,852)	(13)%

Operating earnings (loss) by segment for the six months ended June 30, 2017 and 2016 were as follows:

			Change
	For the six months ended June 30,		2017 vs. 2016
	2017	2016	$	%
	(dollars in thousands)
Mobile connectivity	$3,260	$3,621	$(361)	(10)%
Inertial navigation	318	669	(351)	(52)%
	$3,578	$4,290	$(712)	(17)%
Unallocated	(9,416)	(8,357)	(1,059)	(13)%
Loss from operations	$(5,838)	$(4,067)	$(1,771)	(44)%

Mobile Connectivity Segment

Net sales in the mobile connectivity segment decreased $3.9 million, or 5%, for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016. Mobile connectivity product sales decreased by $3.7 million, or 16%, to $18.7 million for the six months ended June 30, 2017 from $22.4 million for the six months ended June 30, 2016. The decrease was primarily due to a $3.5 million, or 17%, decrease in marine product sales and a $0.2 million, or 10%, decrease in sales of our land mobile connectivity products. The decrease was partly due to the receipt of a particularly large order in 2016, as well as the impact of the new AgilePlans subscription service. Inclement weather in the 2017 second quarter, particularly in the US East Coast region, also impacted our marine business as boat owners delayed the seasonal retrofitting of their vessels.

Mobile connectivity service sales decreased by $0.2 million, or slightly less than 1%, to $49.6 million for the six months ended June 30, 2017 from $49.8 million for the six months ended June 30, 2016. The decrease was primarily due to a $1.9 million decrease in our content and training service revenue, which resulted primarily from exchange rate weakness arising from content and training service sales recorded in pounds sterling, and a $0.3 million decrease in Inmarsat service sales due to a decrease in Inmarsat airtime customers. Partially offsetting these decreases was a $2.0 million increase in mini-VSAT service sales driven by an increase in the number of installed mini-VSAT units and service offerings.

Operating earnings for the mobile connectivity segment decreased $0.4 million, or 10%, for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016. This decrease resulted primarily from a $1.8 million increase in employee salaries and benefits, offset by a $1.0 million decrease in external commissions and royalties due to lower sales and a $0.5 million decrease in warranty expense.

Inertial Navigation Segment

Net sales in the inertial navigation segment decreased $1.7 million, or 13%, for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016. Inertial navigation product sales decreased $2.5 million, or 20%, to $10.5 million for the six months ended June 30, 2017 from $13.0 million for the six months ended June 30, 2016. Specifically, TACNAV sales decreased $3.5 million, due to a large order which occurred in the second quarter of 2016. This decrease was partially offset by a $1.0 million increase in FOG product sales.

Inertial navigation service sales increased $0.8 million, or 69%, to $1.9 million for the six months ended June 30, 2017 from $1.1 million for the six months ended June 30, 2016. The primary reason for the increase was a $1.1 million increase in contracted engineering services due to a new project which began in January 2017, which is anticipated to run through the third quarter of 2017. This increase was partially offset by a $0.3 million decrease in inertial navigation repair revenue.

Our operating earnings for the inertial navigation segment decreased $0.4 million, or 52%, for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016. This decrease is primarily due to a decrease in product sales and associated costs, partially offset by a $0.7 million decrease in employee salaries and benefits and a $0.4 million decrease in unfunded engineering costs.

Unallocated

Unallocated operating loss increased $1.1 million, or 13%, for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016. The increase in the operating loss was primarily the result of an increase in salaries and associated compensation due to an increase in headcount.

Backlog
Backlog is not a meaningful indicator for predicting revenue in future periods. Commercial resellers for our mobile connectivity products and FOG products do not carry extensive inventories and rely on us to ship products quickly. Generally due to the rapid delivery of our commercial products, our backlog for those products is not significant.
Our backlog for all products and services was $11.1 million and $8.9 million as of June 30, 2017 and December 31, 2016, respectively. As of June 30, 2017, $7.1 million of our backlog was scheduled for fulfillment in 2017, $3.3 million was scheduled for fulfillment in 2018, and $0.7 million was scheduled for fulfillment in 2019 through 2025.
Backlog consists of orders evidenced by written agreements and specified delivery dates for customers who are acceptable credit risks. We do not include satellite connectivity service sales in our backlog even though many of our satellite connectivity customers have signed annual or multi-year service contracts providing for a fixed monthly fee. Military orders included in backlog are generally subject to cancellation for the convenience of the customer. When orders are canceled, we generally recover actual costs incurred through the date of cancellation and the costs resulting from termination. As of June 30, 2017, our backlog included $5.8 million in orders that are subject to cancellation for convenience by the customer. Individual orders for guidance and stabilization products are often large and may require procurement of specialized long-lead components and allocation of manufacturing resources. The complexity of planning and executing larger orders generally requires customers to order well in advance of the required delivery date, resulting in backlog.
Liquidity and Capital Resources
Our primary liquidity needs are to fund general business requirements, including working capital requirements, capital expenditures, interest payments, and debt repayments. In recent years, we have funded our operations primarily from cash flows from operations, bank financing, and the proceeds received from exercises of stock options.
As of June 30, 2017, we had $44.2 million in cash, cash equivalents, and marketable securities, of which $16.1 million in cash and cash equivalents was held in local currencies by our foreign subsidiaries. Our foreign subsidiaries held no marketable securities as of June 30, 2017. As of June 30, 2017, we had $57.5 million in working capital.
Net cash provided by operations was $6.8 million for the six months ended June 30, 2017 compared to net cash provided by operations of $8.9 million for the six months ended June 30, 2016. The $2.1 million decrease in cash provided by operations was primarily due to a $6.1 million decrease in cash inflows relating to accounts receivable principally due to lower sales in the first quarter of 2017 as compared to the first quarter of 2016 that were paid in the second quarter of 2017 and the second quarter of 2016, respectively, a $3.3 million increase in net loss, a $2.5 million increase in cash outflows in inventories and a $1.1 million decrease in non-cash items. Partially offsetting these items were a $5.4 million decrease in cash outflows relating to accrued expenses, a $2.2 million increase in cash inflows related to deferred revenue, a $1.7 million decrease in cash outflows relating to accounts payable, a $1.0 million decrease in cash outflows related to other assets and a $1.0 million decrease in cash outflows related to prepaid expenses.
Net cash provided by investing activities was $5.1 million for the six months ended June 30, 2017 compared to net cash used in investing activities of $2.6 million for the six months ended June 30, 2016. The $7.6 million increase was principally the result of a $12.0 million decrease in net investments in available-for-sale marketable securities, which was partially offset by a $4.3 million increase in capital expenditures.
Net cash used in financing activities was $8.9 million for the six months ended June 30, 2017 compared to net cash used in financing activities of $3.3 million for the six months ended June 30, 2016. The $5.6 million increase in net cash used in financing activities is primarily attributable to a $5.8 million increase in repayments of our term loan in 2017 that we undertook in connection with the acquisition of Videotel in July 2014, a $0.9 million increase in repayments of long-term debt under our credit agreement and a $0.1 million increase in payments of employee restricted stock withholdings. These amounts were partially offset by a $1.1 million increase in proceeds from the exercise of stock options and the purchase of shares under our employee stock purchase plan.
Borrowing Arrangements
Principal Credit Facility
As of June 30, 2017, there was $45.4 million in aggregate principal amount outstanding under our principal credit facility. On July 1, 2014, we entered into a five-year senior secured credit facility with Bank of America, N.A., as administrative agent, and certain lenders for up to $80.0 million, including a term loan of $65.0 million and a revolving credit facility of up to $15.0 million. In March 2017, we amended the credit agreement to modify the Maximum Consolidated Leverage Ratio, the Applicable Rate, the Consolidated Fixed Charge Coverage Ratio (each as defined in the credit agreement) and the amortization schedule of the term loan, as well as to make certain other changes.
In connection with the March 2017 amendment, we made an additional principal repayment of $6.0 million on the term loan and amended the repayment terms. Under the amended terms, we must make principal repayments of $575,000 every three months starting on April 1, 2017 until the loan matures on July 1, 2019. On the maturity date, the entire remaining principal balance of the loan, including any future loans under the revolver, is due and payable, together with all accrued and unpaid interest, penalties, and any other amounts due and payable under the credit agreement. The credit agreement contains provisions requiring the mandatory prepayment of amounts outstanding under the term loan and the revolver under specified circumstances, including (i) 100% of the net cash proceeds from certain dispositions to the extent not reinvested in our business within a stated period, (ii) 50% of the net cash proceeds from stated equity issuances and (iii) 100% of the net cash proceeds from certain receipts of more than $250,000 outside the ordinary course of business. The prepayments are first applied to the term loan, in inverse order of maturity, and then to the revolver. In the discretion of the administrative agent, certain mandatory prepayments made on the revolver can permanently reduce the amount of credit available under the revolver.
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
Borrowings under the revolver are subject to the satisfaction of numerous conditions precedent at the time of each borrowing, including the continued accuracy of our representations and warranties and the absence of any default under the credit agreement. As of June 30, 2017, there were no borrowings outstanding under the revolver, and the full balance of $15.0 million was available for borrowing.

The credit agreement contains two financial covenants, a Maximum Consolidated Leverage Ratio and a Minimum Consolidated Fixed Charge Coverage Ratio, each as defined in the credit agreement. The Maximum Consolidated Leverage Ratio may not be greater than 1.50:1.00. The Minimum Consolidated Fixed Charge Coverage Ratio may not be less than 1.25:1.00. In the March 2017 amendment, the definition of the Consolidated Fixed Charge Coverage Ratio was amended to include only maintenance capital expenditures, as defined. We were in compliance with these financial ratio debt covenants as of June 30, 2017.

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
Mortgage Loan
We have a $4.0 million mortgage loan related to our headquarters facility in Middletown, Rhode Island. The loan term is ten years, with a principal amortization of 20 years. The interest rate is based on the BBA LIBOR Rate (as defined in the loan agreement) plus 2.00 percentage points. The mortgage loan is secured by the underlying property and improvements. The monthly mortgage payment is approximately $14,000, plus interest, and increases in increments of approximately $1,000 each year over the life of the mortgage. Due to the difference in the term of the loan and amortization of the principal, a balloon payment of $2.6 million is due in April 2019. The loan contains one financial covenant, a Fixed Charge Coverage Ratio, which applies in the event that our consolidated cash, cash equivalents, and marketable securities balance falls below $25.0 million at any time. As our consolidated cash, cash equivalents, and marketable securities balance was above the minimum threshold throughout the six months ended June 30, 2017, the Fixed Charge Coverage Ratio did not apply.
Under the mortgage loan, we may prepay our outstanding loan balance subject to certain early termination charges as defined in the mortgage loan agreement. If we were to default on the mortgage loan, the underlying property and improvements would be used as collateral. In 2010, we entered into two interest rate swap agreements that are intended to hedge our mortgage interest obligations by fixing the interest rates specified in the mortgage loan to 5.91% for half of the principal amount outstanding and 6.07% for the remaining half of the principal amount outstanding as of April 1, 2010 over the term of the mortgage loan.
Other Matters
We intend to continue to invest in the mini-VSAT Broadband network on a global basis. As part of the future potential capacity expansion, we would plan to seek to acquire additional satellite capacity from satellite operators, expend funds to seek regulatory approvals and permits, develop product enhancements in anticipation of the expansion, and hire additional personnel. For example, in December 2011, we entered into a five-year agreement to lease satellite capacity from a satellite operator, effective February 1, 2012, and in 2012 we also purchased three satellite hubs to support this added capacity. The total cost of the five-year satellite capacity agreement, the satellite hubs, and teleport services was $12.2 million, including $2.7 million for the hubs. In January 2013, we borrowed $4.7 million from a bank and pledged as collateral six satellite hubs and related equipment, including the three hubs purchased in 2012. The term of the equipment loan was five years, and the loan bore interest at a fixed rate of 2.76% per annum. In March 2017, we repaid in full the current balance of the loan in advance of the January 30, 2018 original maturity date. In December 2013, we borrowed $1.2 million from a bank and pledged as collateral one satellite hub and related equipment. The term of the equipment loan was five years, and the loan bore interest at a fixed rate of 3.08% per annum. In March 2017, we repaid in full the current balance of the loan in advance of the December 30, 2018 original maturity date.
On November 26, 2008, our Board of Directors authorized a program to repurchase up to one million shares of our common stock. The share repurchase program is funded using our existing cash, cash equivalents, marketable securities and future cash flows. As of June 30, 2017, 341,000 shares of our common stock remain available for repurchase under the program. We did not purchase any shares of our common stock in the six months ended June 30, 2017.
As of June 30, 2017, we held $44.2 million in cash, cash equivalents and marketable securities. We believe that our cash, cash equivalents and marketable securities, together with our other working capital and cash flows from operations, will be adequate to meet planned operating and capital requirements through at least the next twelve months. However, as the need or opportunity arises, we may seek to raise additional capital through public or private sales of securities or through additional debt financing. There are no assurances that we will be able to obtain any additional funding or that such funding will be available on terms acceptable to us.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our primary market risk exposures are interest rate risk and foreign currency exchange rate risk.
We are exposed to changes in interest rates because we finance certain operations through fixed and variable rate debt instruments.
We had $45.4 million in borrowings outstanding at June 30, 2017, at an interest rate equal to the LIBOR Daily Floating Rate plus 1.75% under our variable-rate credit facility. For more information regarding our credit facility, see Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Borrowing Arrangements. A hypothetical 10% increase or decrease in interest rates would have approximately a $0.1 million impact on our annual interest expense based on the $45.4 million outstanding at June 30, 2017 with an interest rate of 2.98%.
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
We are exposed to currency exchange rate fluctuations related to our subsidiary operations in the United Kingdom, Denmark, Norway, Brazil, Singapore, Hong Kong, Cyprus, Japan, Belgium, and the Netherlands. Certain transactions in these locations are made in the local currency, yet are reported in the U.S. dollar. For foreign currency exposures existing at June 30, 2017, a 10% unfavorable movement in the foreign exchange rates for our subsidiary locations would not expose us to material losses in earnings or cash flows.
From time to time, we have purchased foreign currency forward contracts. These forward contracts are intended to offset the impact of exchange rate fluctuations on cash flows of our foreign subsidiaries. Foreign exchange contracts are accounted for as cash flow hedges and are recorded on the balance sheet at fair value until executed. Changes in the fair value are recognized in earnings. We did not enter into any such contracts or have any such contracts outstanding during the six months ended June 30, 2017.
The primary objective of our investment activities is to preserve principal and maintain liquidity, while at the same time maximizing income. We have not entered into any instruments for trading purposes. Some of the securities that we invest in may have market risk. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities that can include United States treasuries, certificates of deposit, investment grade asset-backed corporate securities, money market mutual funds, municipal bonds, and government agency and non-government debt securities. As of June 30, 2017, a hypothetical 100 basis-point increase in interest rates would have resulted in an immaterial decrease in the fair value of our investments that had maturities of greater than one year. Due to the conservative nature of our investments and the relatively short duration of their maturities, we believe this interest rate risk is substantially mitigated. As of June 30, 2017, 42% of the $13.8 million classified as available-for-sale marketable securities will mature or reset within one year. Accordingly, long-term interest rate risk is not considered material for our investment activities. We did not invest in any financial instruments denominated in foreign currencies as of June 30, 2017.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2017, the end of the period covered by this interim report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2017.
Changes in Internal Control over Financial Reporting
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated changes in our internal control over financial reporting that occurred during the second quarter of 2017. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer did not identify any change in our internal control over financial reporting during the second quarter of 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Our new AgilePlans pricing model for our mini-VSAT broadband business may adversely affect our revenues on a short-term or long-term basis.

In April 2017, we launched AgilePlans, our all-inclusive connectivity-as-a-service, or CaaS, usage-based pricing model for our mini-VSAT broadband service. Under this CaaS model, we charge subscribers a monthly fee in exchange for which we provide satellite communication hardware, shipping and installation, maintenance and support, airtime and voice services, a service management portal and certain basic content services. Under this new model, we retain ownership of our satellite equipment and do not sell it to subscribers; accordingly, we anticipate that, to the extent that customers adopt this new subscription model, our revenues from product sales will decline, and our provision of this equipment to subscribers will increase our capital expenditures, which over time will increase our operating expenses as we depreciate these assets. Similarly, we anticipate that revenues from other services included in the plans, which have previously been sold separately, will also decline. Although our goal with the new pricing model is to increase the number of subscribers and thereby increase our overall mobile connectivity revenues, the pricing model is new and untested in our markets and may have unanticipated consequences for our business. There can be no assurance that customers will adopt the new pricing model or that revenues from our AgilePlans will offset the loss of other revenue and increase our overall mobile connectivity revenues. Accordingly, the introduction of this new pricing model may lead to lower overall revenues in our mobile connectivity segment on either a short-term or long-term basis. Further, because we retain ownership of the satellite communications equipment provided to subscribers under the AgilePlans, we may incur increased costs seeking to recover equipment from any customers who may default on payment or transition to another service. Adoption of the same or similar pricing models by competitors may lead to significant price competition, which could also adversely affect our revenues.

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

Oil prices have undergone a significant and sustained decline since the peak in 2014. West Texas Intermediate oil prices dropped from a high of $107.26 per barrel on June 20, 2014 to a low of $26.21 per barrel on February 11, 2016. Customers of our mobile satellite business include offshore support vessel companies that participate in or depend on the offshore oil industry. The declines in worldwide oil prices have had a significant impact on the financial performance of companies in this sector of the economy, and as a result demand for new products and services has declined severely during and since 2015 as they have sought to reduce expenditures. In addition, we have experienced a higher customer churn rate primarily attributed to customers that operate in this sector, where the sale, decommissioning, or laying up of vessels has led to a higher rate of airtime plan terminations and suspensions. These trends could continue to limit or reduce demand for our mobile connectivity products and services from companies in this sector, which could continue to adversely affect our revenues and profitability.

Our financial performance is impacted by U.S. government contracts, which are subject to uncertain levels of funding and termination.

We have historically sold a substantial portion of our TACNAV and FOG products and services to the U.S. government and its contractors. We are unable to predict the impact on our business of the recent change in Presidential administration, which may lead to an overall reduction in federal spending. A reduction in sales to the U.S. government or its contractors, whether due to lack of funding, for convenience or otherwise, or the occurrence of delays, could negatively impact our results of operations and financial condition.

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

As a result of our mini-VSAT Broadband network infrastructure, our cost of service sales includes certain fixed costs that do not generally vary with the volume of service sales, and we have almost no ability to reduce these fixed costs in the short term. These fixed costs have increased significantly each year as we have further expanded our network to accommodate additional subscriber demand and/or coverage areas, and we expect that this trend will continue in 2017 and beyond, particularly as we establish and expand a new high throughput satellite, or HTS, network. Sales of our TracPhone V-IP series products declined from 2015 to 2016. If sales of our TracPhone V-IP series products and the mini-VSAT Broadband service, including through our new AgilePlans subscription model, do not generate the level of revenue that we expect or if those revenues decline, our service gross margins may decline. As our market share has increased, we have also experienced a general increase in customer termination and suspension rates, compounded by accelerated declines in sales for vessels servicing the oil supply market with some bulk carriers, and lower unit sales of our mobile connectivity hardware, both in the United States and Europe. The failure to improve our mini-VSAT Broadband service gross margins and unit or subscriber sales would have a material adverse effect on our overall profitability.

Competition may limit our ability to sell our mobile connectivity products and services and inertial navigation products.

The mobile connectivity markets and defense navigation and inertial navigation markets in which we participate are very competitive, and we expect this competition to persist and intensify in the future. We may not be able to compete successfully against current and future competitors, which could impair our ability to sell our products and services. For example, improvements in the performance of lower-cost gyros by competitors could potentially jeopardize sales of our FOGs and FOG-based systems. As our market share in the mobile satellite communication market has grown, competition has intensified significantly, most notably from companies that seek to compete primarily on price. These companies may continue to implement price reductions and discounts for both products and services, which have required us to reduce our prices or offer discounts in order to maintain or increase our market share. Some of our VSAT competitors have also leveraged partnerships amongst themselves in order to capture larger combined market share. We anticipate that this trend of substantial competition will continue.

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

The emergence of a competing small maritime VSAT antenna and complementary service or other similar service could reduce the competitive advantage we believe we currently enjoy with our smaller TracPhone V-IP series antennas and Ku-band mini-VSAT Broadband service, or with our TracPhone V11-IP antenna and our C/Ku-band mini-VSAT Broadband service.

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

We are devoting significant resources to research and development efforts that may be unsuccessful.

Research and development in our industry is inherently complex and uncertain, and our current and anticipated research and development projects may not achieve the results we seek. For example, we are currently investing in the development of a new, low-cost FOG for the autonomous vehicle market that will satisfy rigorous performance expectations but that can be manufactured at a significantly lower cost than our current FOGs. We are also seeking to develop enhancements to our current generation of TACNAV products. As with all development projects, we may encounter unforeseen technical challenges, delays, cost overruns, licensing requirements or other problems that prevent us from achieving our goals, as a result of which we could lose significant market opportunities. Our research and development expenses increased 14% from 2015 to 2016; nonetheless, the capital resources that we can devote to our research and development efforts may be insufficient to achieve our goals. Our efforts may not result in any viable products or may result in products whose performance, features, price or availability may not be attractive to customers. As a result, our efforts may not result in products that generate meaningful revenues in the near term, or at all. We may expend a significant amount of resources in unsuccessful research and development efforts, and any failure to achieve our research and development goals may harm our reputation with customers or otherwise adversely affect our business, financial condition and results of operations.

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

These factors periodically cause substantial fluctuations in sales of our TACNAV and FOG products and services from period to period. For example, TACNAV product sales decreased $3.5 million, or 73%, from the first six months of 2016 to the first six months of 2017, while sales of our TACNAV products increased $3.2 million, or 199%, from the first six months of 2015 to the first six months of 2016. Similarly, sales of our FOG products increased $0.9 million, or 11%, from the first six months of 2016 to the first six months of 2017, but sales of our FOG products decreased $0.6 million, or 7%, from the first six months of 2015 to the first six months of 2016. In October 2014, we received a $19.0 million TACNAV product and services contract with an international military customer which include program management and engineering services expected to be delivered through 2017 and hardware shipments that were completed in the third quarter of 2016, as well as out-year support services to be provided as part of this order. These large orders contribute to the unpredictability of our revenues from period to period. Government customers may change defense spending priorities at any time.

Sales of our FOG systems and TACNAV products generally consist of a few large orders, and the delay or cancellation of a single order could substantially reduce our net sales.

KVH products sold to customers in the defense industry are purchased through orders that can generally range in size from several hundred thousand dollars to more than thirty million dollars. For example, we received orders for TACNAV products and services of $3.5 million, $1.3 million, $1.4 million, $1.5 million, $4.3 million, $19.0 million, and $5.2 million in April 2017, November 2015, September 2015, May 2015, November 2014, October 2014 and May 2014, respectively. Orders of this size are often unpredictable and difficult to replicate. As a result, the delay or cancellation of a single order could materially reduce our net sales and results of operations. We periodically experience repeated and unanticipated delays in defense orders, which make our revenues and operating results less predictable. Because our inertial navigation products typically have relatively higher product gross margins than our mobile connectivity products, the loss of an order for inertial navigation products could have a disproportionately adverse effect on our results of operations.

Only a few customers account for a substantial portion of our inertial navigation revenues, and the loss of any of these customers could substantially reduce our net sales.

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

Fluctuating commercial sales of our inertial navigation products are making it more difficult to predict our future revenues. We have been marketing our inertial navigation products, particularly our FOG products and systems, to original equipment manufacturers for incorporation into commercial products, such as navigation and positioning systems for various applications, including precision mapping, dynamic surveying, self-driving and other autonomous vehicles, train location control and track geometry measurement systems, industrial robotics, and optical stabilization. Because we sell these products to original equipment manufacturers rather than end-users, we have less information about market trends and other developments affecting the buying patterns of end-users and, as a result, may be unable to forecast demand for these products accurately. Sales of FOGs for commercial applications increased from the first six months of 2016 to the first six months of 2017; however, sales can significantly increase or decrease quarter-to-quarter due to our customer mix. Moreover, sales of these products for commercial applications depend on the success of our customers’ products, and any decline in sales of our customers’ products would reduce demand for our products.

Our results of operations could be adversely affected by unseasonably cold weather, prolonged winter conditions, disasters or similar events.

Our leisure marine business is highly seasonal, and seasonality can also impact our commercial marine business. Historically, we have generated the majority of our leisure marine product revenues during the first and second quarters of each year, and these revenues typically decline in the third and fourth quarters of each year, compared to the first two quarters. Temporary suspensions of our airtime services typically increase in the third and fourth quarters of each year as boats are placed out of service during winter months. Our leisure marine business is also significantly affected by the weather. Unseasonably cool weather, prolonged winter conditions, hurricanes, unusual amounts of rain, and natural and other disasters may decrease boating, which could reduce our revenues. Specifically, we may encounter a decrease in new airtime activations as well as an increase in the number of cancellations or temporary suspensions of our airtime service.

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

Because of the scope of our foreign sales and foreign operations, we face significant exposure to movements in exchange rates for foreign currencies, particularly the pounds sterling and the euro. During recent periods, the U.S. dollar has strengthened against relevant foreign currencies, which decreases our revenues reported in U.S. dollars and decreases the reported value of our assets in foreign countries. However, if the U.S. dollar weakens, our revenues denominated in foreign currencies but reported in U.S. dollars, as well as the reported value of our assets in foreign countries, would be commensurately higher.

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

Factors such as tight credit, environmental protection laws and ongoing low levels of consumer confidence can materially and adversely affect sales of larger vehicles and vessels for which our mobile satellite TV products are designed, such as yachts and recreational vehicles. Many customers finance their purchases of these vehicles and vessels, and tight credit availability can reduce demand for both these vehicles and vessels and our mobile satellite TV products. Moreover, in the current credit markets, financing for these purchases has sometimes been unavailable or more difficult to obtain. The increased cost of operating these vehicles and vessels can adversely affect demand for our mobile satellite TV products. Recent declines in oil prices may not result in any material increase in demand.

Our business has substantial indebtedness, which could restrict our business opportunities.

We currently have, and will likely continue to have, a substantial amount of indebtedness. Our indebtedness could, among other things, make it more difficult for us to satisfy our financial obligations, require us to use a large portion of our cash flow from operations to repay and service our debt or otherwise create liquidity problems, limit our flexibility to adjust to market conditions, place us at a competitive disadvantage and expose us to interest rate fluctuations. As of June 30, 2017, we had total debt outstanding of $48.3 million, which included $45.4 million in aggregate principal amount of indebtedness outstanding under our term note that matures in 2019. As of June 30, 2017, there were no borrowings outstanding under the revolver and the full balance of $15.0 million was available for borrowing.

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

In March 2017, we entered into an amendment to our secured credit facility. This amendment included (i) an increase to the Maximum Consolidated Leverage Ratio from 1.25:1.00 to 1.50:1.00, (ii) an increase to the lowest rate applicable to borrowing under the credit agreement from 1.50% to 1.75%, (iii) an amendment to the amortization schedule for the term loan to reduce the amount of required quarterly principal repayments to $575,000 and (iv) an amendment to the definition of Consolidated Fixed Charges Coverage Ratio to exclude any capital expenditures related to growth or revenue generating initiatives from the calculation. As a condition to the amendment, we made a principal repayment of $6.0 million on the term loan.

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

Historically, sales to customers outside the United States have accounted for a significant portion of our net sales, and our acquisitions of Videotel in July 2014 and KVH Media Group in May 2013 increased our sales in new foreign markets. We derived 61%, 63%, 67%, and 58% of our revenues in the six months ended June 30, 2017 and the years ended December 31, 2016, 2015, and 2014, respectively, from sales to customers outside the United States. Sales to customers in Canada represented 11% and 10% of net sales for the years ended December 31, 2016 and 2015, respectively. No other individual foreign country represented 10% or more of the Company’s consolidated net sales for 2014. We have foreign sales offices in Denmark, the United Kingdom, Singapore, Hong Kong, Japan, Norway, Cyprus and the Philippines, as well as a subsidiary in Brazil that manages local sales. However, aside from these international sales offices, substantially all of our personnel and operations, particularly for our mobile connectivity equipment business and our inertial navigation business, are located in the United States. Our limited operations in foreign countries may impair our ability to compete successfully in international markets and to meet the service and support needs of our customers in countries where we have little to no infrastructure. We are subject to a number of risks associated with our international business activities, which may increase our costs and require significant management attention. Our acquisitions of Videotel and KVH Media Group have augmented these risks. These risks include:

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

We have at times experienced significant fluctuations in our net sales and results of operations from one quarter to the next. Our future net sales and results of operations could vary significantly from quarter to quarter due to a number of factors, many of which are outside our control. Accordingly, you should not rely on quarter-to-quarter comparisons of our results of operations as an indication of future performance. It is possible that our net sales or results of operations in a quarter will fall below the expectations of securities analysts or investors. If this occurs, the market price of our common stock could fall significantly. Our results of operations in any quarter can fluctuate for many reasons, including:

•	changes in demand for our mobile connectivity products and services and inertial navigation products and services;

•	the timing and size of individual orders from military customers, which may be delayed or canceled for various reasons;

•	the mix of products and services we sell, including the mix of fixed rate and metered contracts for airtime services;

•	our ability to manufacture, test and deliver products in a timely and cost-effective manner, including the availability and timely delivery of components and subassemblies from our suppliers;

•	our success in winning competitions for orders;

•	the timing of new product introductions by us or our competitors;

•	the scope of our investments in research and development;

•	expenses incurred in pursuing acquisitions;

•	expenses incurred in expanding, maintaining, or improving our mini-VSAT Broadband network;

•	market and competitive pricing pressures;

•	unanticipated charges or expenses, such as increases in warranty claims;

•	general economic climate; and

•	seasonality of pleasure boat and recreational vehicle usage.

In 2017, in light of our current investments in research and development and the establishment and expansion of our new HTS network, we expect that our operating expenses in each quarter of 2017 could increase significantly over the amount we incurred in the comparable quarter of 2016.

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

Our stock price has historically been volatile. During the period from January 1, 2014 to June 30, 2017, the trading price of our common stock ranged from $7.31 to $15.79. Many factors may cause the market price of our common stock to fluctuate, including:

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

We are subject to income taxes and other taxes in both the U.S. and the foreign jurisdictions in which we currently operate. The determination of our worldwide provision for income taxes and current and deferred tax assets and liabilities requires significant judgment and estimation. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. We are subject to regular review and audit by both domestic and foreign tax authorities and to the prospective and retrospective effects of changing tax regulations and legislation. The new Presidential administration and Congress have expressed an intent to revise the federal tax code, and we are currently unable to predict the impact of any revisions on our tax position or tax obligations. Although we believe our tax estimates are reasonable, the ultimate tax outcome may materially differ from the tax amounts recorded in our consolidated financial statements and may materially affect our income tax benefit or expense, net loss or income, and cash flows in the period in which such determination is made. As of June 30, 2017, we had liabilities for uncertain tax positions of $1.4 million.

Deferred tax assets are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating losses and tax credit carry forwards. A valuation allowance reduces deferred tax assets to estimated realizable value, which assumes that it is more likely than not that we will be able to generate sufficient future taxable income to realize the net carrying value. We review our deferred tax assets and valuation allowance on a quarterly basis. As part of our review, we consider positive and negative evidence, including cumulative results in recent years. As a result of negative evidence, principally three years of cumulative pre-tax operating losses as of December 31, 2016, we concluded that it was more likely than not that certain of our deferred tax assets were not realizable and therefore, recorded a full valuation allowance of $6.8 million against these deferred tax assets as of December 31, 2016. We have also recorded additional valuation allowances of $3.1 million related to net operating losses and tax credits incurred in certain jurisdictions for the the six months ended June 30, 2017.

If, during our future quarterly reviews of our deferred tax assets, we determine that it is more likely than not that we will not be able to generate sufficient future taxable income to realize the net carrying value of our deferred tax assets, we will record a valuation allowance to reduce the tax assets to estimated realizable value. This could result in a material income tax charge.

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

We are subject to the SEC's disclosure requirements for public companies that manufacture, or contract to manufacture, products for which certain minerals and their derivatives, namely tin, tantalum, tungsten and gold, known as “conflict minerals,” are necessary to the functionality or production of those products. These regulations require us to determine which of our products contain conflict minerals and, if so, to perform an extensive inquiry into our supply chain in an effort to determine whether or not such conflict minerals originate from the Democratic Republic of Congo, or DRC, or an adjoining country. In May 2017, the European Union adopted the Conflict Minerals Regulation, which will take effect in 2021, may apply to us and may impose more extensive requirements than those adopted by the SEC. We may incur increased costs to comply with these disclosure requirements, including costs related to determining the source of any of the relevant minerals used in our products, which would adversely affect our results of operations. Because our supply chain is complex, the country of origin inquiry and due diligence procedures that we implement may not enable us to ascertain the origins of any conflict minerals that we use or determine that these minerals did not originate from the DRC or an adjoining country, which may harm our reputation with customers, investors, non-governmental organizations or others and lead to a decline in our stock price. In the conflict minerals report that we filed in 2017, we concluded that the origins of the relevant conflict minerals we used in 2016 were “DRC conflict undeterminable,” as a result of which we were not required to obtain an independent private sector audit of our conflict minerals report. The temporary rules permitting issuers to report that the origins of the conflict minerals they use are “DRC conflict undeterminable” have expired; however, as a result of pending litigation, the requirement to obtain an independent private sector audit is subject to a temporary stay unless an issuer wishes to report that its products are "DRC conflict-free." It is possible that the stay could be lifted, in which case we expect that the expenses of preparing our conflict minerals report and obtaining any necessary private sector audit will increase. We may also face difficulties in satisfying customers who may require that our products be certified as DRC conflict-free, which could harm our relationships with these customers and lead to a loss of revenue. These requirements could also have the effect of limiting the pool of suppliers from which we source these minerals, and we may be unable to obtain conflict-free minerals at competitive prices, which could increase our costs and adversely affect our manufacturing operations and our profitability.

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
On November 26, 2008, our Board of Directors authorized a program to repurchase up to one million shares of our common stock. As of June 30, 2017, 341,000 shares of common stock remain available for repurchase under the program. The repurchase program is funded using our existing cash, cash equivalents, marketable securities, and future cash flows. Under the repurchase program, at management’s discretion, we may repurchase shares on the open market from time to time, in privately negotiated transactions or block transactions, or through an accelerated repurchase agreement. The timing of such repurchases depends on availability of shares, price, market conditions, alternative uses of capital, and applicable regulatory requirements. The program may be modified, suspended or terminated at any time without prior notice. The repurchase program has no expiration date. There were no other repurchase programs outstanding during the three months ended June 30, 2017, and no repurchase programs expired during the period.
We did not repurchase any shares of our common stock in open market transactions during the three months ended June 30, 2017.
During the three months ended June 30, 2017, no vested restricted shares were surrendered to us in satisfaction of tax withholding obligations.

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

101
The following financial information from KVH Industries, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets (unaudited), (ii) the Consolidated Statements of Operations (unaudited), (iii) the Consolidated Statements of Comprehensive Income (Loss) (unaudited), (iv) the Consolidated Statements of Cash Flows (unaudited), and (v) the Notes to Consolidated Financial Statements (unaudited).
		X

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 4, 2017

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

101
The following financial information from KVH Industries, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets (unaudited), (ii) the Consolidated Statements of Operations (unaudited), (iii) the Consolidated Statements of Comprehensive Income (Loss) (unaudited), (iv) the Consolidated Statements of Cash Flows (unaudited), and (v) the Notes to Consolidated Financial Statements (unaudited).
		X