Form 10-Q
period 2017-09-30
KVH INDUSTRIES INC \DE\
filed 2017-11-02
CIK 1007587

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2017
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Date	Class	Outstanding shares
October 31, 2017	Common Stock, par value $0.01 per share	17,109,956

KVH INDUSTRIES, INC. AND SUBSIDIARIES
Form 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1.    Financial Statements
KVH INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share and share amounts)

	September 30, 2017	December 31, 2016
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$35,375	$26,422
Marketable securities	8,297	25,712
Accounts receivable, net of allowance for doubtful accounts of $2,710 and $3,477 as of September 30, 2017 and December 31, 2016, respectively	29,062	31,152
Inventories	21,650	20,745
Prepaid expenses and other current assets	5,056	4,801
Total current assets	99,440	108,832
Property and equipment, less accumulated depreciation of $49,907 and $45,766 as of September 30, 2017 and December 31, 2016, respectively	42,603	36,586
Intangible assets, less accumulated amortization of $19,610 and $16,344 as of September 30, 2017 and December 31, 2016, respectively	16,047	17,838
Goodwill	33,674	31,343
Other non-current assets	5,891	5,134
Non-current deferred income tax asset	25	24
Total assets	$197,680	$199,757
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,944	$8,436
Accrued compensation and employee-related expenses	7,003	4,766
Accrued other	8,828	8,317
Accrued product warranty costs	2,315	2,280
Deferred revenue	9,218	6,661
Current portion of long-term debt	2,479	7,900
Liability for uncertain tax positions	1,538	1,283
Total current liabilities	43,325	39,643
Other long-term liabilities	26	326
Long-term debt, excluding current portion	45,193	50,153
Non-current deferred income tax liability	3,406	3,133
Total liabilities	$91,950	$93,255
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 1,000,000 shares; none issued	—	—
Common stock, $0.01 par value. Authorized 30,000,000 shares; 18,754,697 and 18,420,914 shares issued at September 30, 2017 and December 31, 2016, respectively; and 17,095,706 and 16,761,923 shares outstanding at September 30, 2017 and December 31, 2016, respectively	188	184
Additional paid-in capital	133,173	129,660
(Accumulated deficit) retained earnings	(2,732)	6,617
Accumulated other comprehensive loss	(11,749)	(16,809)
	118,880	119,652
Less: treasury stock at cost, common stock, 1,658,991 shares as of September 30, 2017 and December 31, 2016	(13,150)	(13,150)
Total stockholders’ equity	105,730	106,502
Total liabilities and stockholders’ equity	$197,680	$199,757

See accompanying Notes to Unaudited Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except earnings per share amounts, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Sales:
Product	$14,169	$19,020	$43,355	$54,464
Service	26,281	26,826	77,755	77,728
Net sales	40,450	45,846	121,110	132,192
Costs and expenses:
Costs of product sales	9,578	11,001	29,412	34,660
Costs of service sales	13,374	13,576	39,736	39,826
Research and development	3,990	3,940	11,698	11,760
Sales, marketing and support	8,234	7,978	25,098	25,870
General and administrative	7,075	6,338	22,805	21,130
Total costs and expenses	42,251	42,833	128,749	133,246
(Loss) income from operations	(1,801)	3,013	(7,639)	(1,054)
Interest income	166	130	491	353
Interest expense	379	353	1,081	1,081
Other (expense) income, net	(141)	(56)	(321)	11
(Loss) income before income tax expense (benefit)	(2,155)	2,734	(8,550)	(1,771)
Income tax expense (benefit)	283	(129)	799	(1,037)
Net (loss) income	$(2,438)	$2,863	$(9,349)	$(734)

Net (loss) income per common share
Basic and diluted	$(0.15)	$0.18	$(0.57)	$(0.05)
Weighted average number of common shares outstanding:
Basic	16,469	15,845	16,393	15,798
Diluted	16,469	15,915	16,393	15,798

See accompanying Notes to Unaudited Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net (loss) income	$(2,438)	$2,863	$(9,349)	$(734)
Other comprehensive income (loss), net of tax (1):
Unrealized gain (loss) on available-for-sale securities	2	—	(1)	—
Foreign currency translation adjustment	1,956	(2,238)	4,997	(7,386)
Unrealized gain on derivative instruments, net (2)	19	37	64	26
Other comprehensive income (loss), net of tax	1,977	(2,201)	5,060	(7,360)
Total comprehensive (loss) income	$(461)	$662	$(4,289)	$(8,094)

(1) Tax impact was nominal for all periods.
(2) Represents the net of the gross unrealized gain for the period recorded to accumulated other comprehensive loss and the amounts reclassified from accumulated other comprehensive loss to other (expense) income, net in the consolidated statements of operations. See Note 5(d) for further information.

See accompanying Notes to Unaudited Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Nine Months Ended
	September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(9,349)	$(734)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for doubtful accounts	637	379
Depreciation and amortization	8,222	9,090
Deferred income taxes	—	(888)
Loss on disposals of fixed assets	21	799
Compensation expense related to stock-based awards and employee stock purchase plan	2,621	2,792
Unrealized currency translation (gain) loss	(205)	894
Changes in operating assets and liabilities:
Accounts receivable	1,975	10,819
Inventories	(896)	421
Prepaid expenses and other current assets	(200)	(2,932)
Other non-current assets	(685)	(2,190)
Accounts payable	2,910	(1,168)
Deferred revenue	2,167	3,829
Accrued other	2,478	(2,029)
Other long-term liabilities	(305)	(113)
Net cash provided by operating activities	$9,391	$18,969
Cash flows from investing activities:
Capital expenditures	(10,234)	(4,791)
Cash paid for acquisition of intangible asset	(55)	—
Purchases of marketable securities	(9,351)	(10,629)
Maturities and sales of marketable securities	26,766	4,563
Net cash provided by (used in) investing activities	$7,126	$(10,857)
Cash flows from financing activities:
Repayments of long-term debt	(1,606)	(1,014)
Repayments of term note borrowings	(8,775)	(3,656)
Payment of employee restricted stock withholdings	(392)	(313)
Proceeds from stock options exercised and employee stock purchase plan	1,332	390
Net cash used in financing activities	$(9,441)	$(4,593)
Effect of exchange rate changes on cash and cash equivalents	1,877	(1,139)
Net increase in cash and cash equivalents	8,953	2,380
Cash and cash equivalents at beginning of period	26,422	22,719
Cash and cash equivalents at end of period	$35,375	$25,099
Supplemental disclosure of non-cash investing activities:
Changes in accrued liabilities and accounts payable related to fixed asset additions	$402	$—
Deferred purchase price consideration related to asset acquisition included in accrued expenses	$50	$—

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

2)     Summary of Significant Accounting Policies

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
The consolidated financial statements have not been audited by the Company's independent registered public accounting firm and include all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations, and cash flows for the periods presented. These consolidated financial statements do not include all disclosures associated with annual financial statements and accordingly should be read in conjunction with the Company’s consolidated financial statements and related notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2016 filed on March 9, 2017 with the Securities and Exchange Commission. The results for the three and nine months ended September 30, 2017 are not necessarily indicative of operating results for the remainder of the year. The Company’s marine leisure business within the mobile connectivity segment is highly seasonal, and seasonality can also impact the Company’s commercial marine business. Historically, the Company has generated the majority of its marine leisure product revenues during the first and second quarters of each year, and these revenues typically decline in the third and fourth quarters of each year, compared to the first two quarters. Temporary suspensions of the Company’s airtime services typically increase in the third and fourth quarters of each year as boats are placed out of service during the winter months.

Significant Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of sales and expenses during the reporting periods. As described in the Company’s annual report on Form 10-K, the most significant estimates and assumptions by management affect the Company’s revenue recognition, valuation of accounts receivable, valuation of inventory, expected future cash flows including growth rates, discount rates, terminal values and other assumptions and estimates used to estimate the fair values of long-lived assets, including goodwill, amortization methods and periods, certain accrued expenses and other related charges, stock-based compensation, contingent liabilities, estimated fulfillment costs for warranty obligations, tax reserves and recoverability of the Company’s net deferred tax assets and related valuation allowance. The Company has reviewed these estimates and determined that these remain the most significant estimates for the nine months ended September 30, 2017. There have been no material changes to the significant accounting policies previously disclosed in the Company’s annual report on Form 10-K for the year ended December 31, 2016, except for ASC Update No. 2016-09, Compensation- Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which the Company adopted as required on January 1, 2017 resulted primarily in a change in the Company’s accounting prospectively for share-based payment forfeitures and accounting for excess tax benefits or deficiencies related to share-based payments as a component of earnings (see Note 5 for further discussion) and ASC Update No. 2015-11, Simplifying the Measurement of Inventory adopted as of January 1, 2017, which simplified the subsequent measurement of inventory by replacing the lower of cost or market test with a lower of cost or net realizable value test (see Note 7 for further discussion).
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

(3)     Recently Announced Accounting Pronouncements

ASC Updates No. 2014-09, No. 2016-08, No. 2016-10, No. 2016-11, No. 2016-12 and No. 2016-20

In May 2014, the FASB issued ASC Update No. 2014-09, Revenue from Contracts with Customers (Topic 606). Update No. 2014-09 provides enhancements to the quality and consistency of how revenue is reported while also improving comparability in the financial statements of companies using International Financial Reporting Standards and U.S. GAAP. The core principle requires entities to recognize revenue in a manner that depicts the transfer of goods or services to customers in amounts that reflect the consideration an entity expects to be entitled to in exchange for those goods or services. In July 2015, the FASB voted to approve a one-year deferral, making the standard effective for public entities for annual and interim periods beginning after December 15, 2017.

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

The Company will adopt Topic 606 effective January 1, 2018. The Company anticipates that it will adopt Topic 606 under the modified retrospective method and will only apply this method to contracts that are not completed as of the date of adoption. The modified retrospective method will result in a cumulative effect of initially applying the standard as an adjustment to the opening balance of retained earnings at the date of initial application for any open contracts as of the adoption date. The Company has established an implementation team to assist with its assessment of the impact of the new revenue guidance on its operations, consolidated financial statements and related disclosures. To date, this assessment has included (1) utilizing questionnaires to assist with the identification of revenue streams, (2) performing sample contract analyses for each revenue stream identified, (3) assessing the noted differences in recognition and measurement that may result from adopting this new standard, (4) performing detailed analyses of contracts with larger customers, and (5) developing plans to test transactions for consistency with contract provisions that affect revenue recognition. The adoption of Topic 606 is expected to have a material effect on the Company's consolidated financial statements with the most significant impact related to our mobile connectivity segment. Based on the preliminary results of the evaluation, which is still in process, the Company currently believes that the most significant potential changes relate to promised services under certain contracts that were previously determined to be separate units of accounting under Topic 605 will not be separate performance obligations under Topic 606 due to the fact that they are not distinct in the context of the contract, which will impact the timing of revenue recognition. The Company anticipates that the most significant impact of the new standard will relate to the timing of revenue recognition for certain mini-VSAT Broadband hardware contracts. The Company also anticipates changes to the consolidated balance sheet related to accounts receivable, contract assets, and contract liabilities, as well as enhanced footnote disclosures related to customer contracts. The Company is still evaluating the impact that Topic 606 is expected to have on its accounting for costs to obtain and fulfill a contract. The Company anticipates that the adoption of Topic 606 associated with VSAT contracts as of January 1, 2018 will result in an increase to its accumulated deficit of less than $5.0 million. This anticipated adjustment represents the gross margin on approximately $10 million to $15 million of previously recognized revenue under current guidance. Gross margin reflects revenue less cost of revenue. These ranges represent management’s best estimates of the effects of adopting Topic 606 at the time of the preparation of this Quarterly Report on Form 10-Q. The actual impact of Topic 606 is subject to change from these estimates and such change may be significant, pending the actual results of the fourth quarter of 2017 and the completion of the Company’s assessment in the first quarter of 2018.

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

ASC Update No. 2017-11

In July 2017, the FASB issued ASC Update No. 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features and II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. The update for Part I is effective for annual periods beginning on or after December 15, 2018. Early adoption is permitted. Part II does not require transition guidance as its amendments do not have an accounting effect. The purpose of Update No. 2017-11 is to reduce the complexity associated with the issuer’s accounting for certain financial instruments with characteristics of liabilities and equity. Specifically, the FASB determined that a down-round feature (as defined) would no longer cause a freestanding equity-linked financial instrument to be accounted for as a derivative liability at fair value with changes in fair value recognized in current earnings, but instead would be recognized as a dividend and should be reflected as a reduction of income available to common stockholders in the computation of basic earnings per share. The Company is in the process of determining the effect that the adoption of this standard will have on its financial position and results of operations.

ASC Update No. 2017-12

In August 2017, the FASB issued ASC Update No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The update is effective for annual periods beginning after December 15, 2018. Early adoption is permitted. The purpose of Update No. 2017-12 is to improve the presentation and disclosure requirements for, and simplify the application and increase transparency of hedge accounting. The Company is in the process of determining the effect that the adoption of this standard will have on its financial position and results of operations.

ASC Update No. 2017-13

In September 2017, the FASB issued ASC Update No. 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts (Topic 606), Leases (Topic 840), and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments. The purpose of Update 2017-13 is to put the change of SEC paragraphs in context by showing the amended paragraphs. The Company will incorporate any and all amendments that are applicable to its filing.

There are no other recent accounting pronouncements issued by the FASB that would have a material impact on the Company's financial statements.

(4)	Marketable Securities
Marketable securities as of September 30, 2017 and December 31, 2016 consisted of the following:

September 30, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market mutual funds	$5,545	$—	$—	$5,545
United States treasuries	2,010	—	(1)	2,009
Certificates of deposit	743	—	—	743
Total marketable securities designated as available-for-sale	$8,298	$—	$(1)	$8,297

December 31, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market mutual funds	$21,848	$—	$—	$21,848
Certificates of deposit	3,864	—	—	3,864
Total marketable securities designated as available-for-sale	$25,712	$—	$—	$25,712
The amortized costs and fair value of marketable securities as of September 30, 2017 and December 31, 2016 are shown below by effective maturity. Effective maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

September 30, 2017	Amortized Cost	Fair Value
Due in less than one year	$2,753	$2,752
December 31, 2016	Amortized Cost	Fair Value
Due in less than one year	$3,864	$3,864
Interest income from marketable securities was $25 and $26 during the three months ended September 30, 2017 and 2016, respectively, and $86 and $66 during the nine months ended September 30, 2017 and 2016, respectively.

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

•
In the diluted net earnings per share calculation, when applying the treasury stock method for shares that could be repurchased, the assumed proceeds no longer include the amount of excess tax benefit. This provision, which is only applicable on a prospective basis, did not have an impact on the Company's diluted net earnings per share calculation for the three and nine months ended September 30, 2017.

•
The Company has elected to account for forfeitures on share-based payments as these forfeitures occur, which represents a change from the accounting previously required under ASC Topic 718. As a result, future forfeitures could result in a significant reversal of stock-based compensation expense recognized in the period in which such forfeitures occur. During the three and nine months ended September 30, 2017, as a result of share-based award forfeitures, the Company recorded a reversal of previously recognized stock-based compensation expense of $71 and $128, respectively. In addition, had the Company continued to account for stock-based compensation expense related to forfeitures of share-based payments based on estimating the number of awards expected to be forfeited and recognizing only stock-based compensation expense on awards expected to vest, the Company would have recognized $866 and $2,571 of stock-based compensation expense, or $81 more and $6 less than what was actually recorded, during the three and nine months ended September 30, 2017, respectively.

The Company recognizes stock-based compensation in accordance with the provisions of ASC Topic 718, Compensation--Stock Compensation. Stock-based compensation expense, excluding compensation charges related to our employee stock purchase plan, or the ESPP, was $785 and $911 for the three months ended September 30, 2017 and 2016, respectively, and $2,577 and $2,792 for the nine months ended September 30, 2017 and 2016, respectively. As of September 30, 2017, there was $1,511 of total unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted-average period of 3.02 years. As of September 30, 2017, there was $4,540 of total unrecognized compensation expense related to restricted stock awards, which is expected to be recognized over a weighted-average period of 2.39 years.

Stock Options

During the three months ended September 30, 2017, 7 stock options were exercised for common stock. Additionally, during the three months ended September 30, 2017, no stock options were granted and 38 stock options were forfeited.

During the nine months ended September 30, 2017, 121 stock options were exercised for common stock, none of which was delivered to the Company as payment for the exercise price or related minimum tax withholding obligations. Additionally, during the nine months ended September 30, 2017, 531 stock options were granted with a weighted average grant date fair value of $2.47 per share and 49 stock options were forfeited. The Company has estimated the fair value of each option grant on the date of grant using the Black-Scholes option-pricing model. The weighted average assumptions utilized to determine the fair value of options granted during the nine months ended September 30, 2017 and 2016 were as follows:

	Nine Months Ended September 30,
	2017	2016
Risk-free interest rate	1.96%	1.43%
Expected volatility	35.53%	38.22%
Expected life (in years)	4.22	4.17
Dividend yield	0%	0%

As of September 30, 2017, there were 968 options outstanding with a weighted average exercise price of $9.79 per share and 320 options exercisable with a weighted average exercise price of $12.25 per share.

Restricted Stock

During the three months ended September 30, 2017, 40 shares of restricted stock were granted with a weighted average grant date fair value of $10.80 per share and 16 shares of restricted stock were forfeited. Additionally, during the three months ended September 30, 2017, 13 shares of restricted stock vested, of which no shares of common stock were surrendered to the Company as payment by employees in lieu of cash to satisfy minimum tax withholding obligations in connection with the vesting of restricted stock.

During the nine months ended September 30, 2017, 263 shares of restricted stock were granted with a weighted average grant date fair value of $8.75 per share and 33 shares of restricted stock were forfeited. Additionally, during the nine months ended September 30, 2017, 256 shares of restricted stock vested, of which 43 shares of common stock were surrendered to the Company as payment by employees in lieu of cash to satisfy minimum tax withholding obligations in connection with the vesting of restricted stock and these shares were immediately retired.

As of September 30, 2017, there were 619 shares of restricted stock outstanding still subject to service-based vesting conditions.

As of September 30, 2017, the Company had no shares of restricted stock that were subject to performance-based or market-based vesting conditions.

(b) Employee Stock Purchase Plan

On June 15, 2016, at the Company's 2016 Annual Meeting of Stockholders, the stockholders of the Company approved amendments to the Company's Amended and Restated 1996 Employee Stock Purchase Plan (ESPP) that, among other things, increased the number of shares of common stock reserved for issuance to a total of 1,650. As amended, the ESPP affords eligible employees the right to purchase common stock, via payroll deductions, through various offering periods at a purchase price equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. During the three and nine months ended September 30, 2017, 0 and 26 shares were issued under the ESPP plan, respectively. During the three and nine months ended September 30, 2016, 0 and 18 shares were issued under the ESPP plan, respectively. The Company recorded compensation charges related to the ESPP of $24 and $0 for the three months ended September 30, 2017 and 2016, respectively, and $44 and $0 for the nine months ended September 30, 2017 and 2016, respectively.

(c) Stock- Based Compensation Expense

The following table presents stock-based compensation expense, including expense for the ESPP, in the Company's consolidated statements of operations for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Cost of product sales	$68	$77	$222	$242
Cost of service sales	—	—	1	1
Research and development	155	168	514	520
Sales, marketing and support	190	263	679	787
General and administrative	396	403	1,205	1,242
	$809	$911	$2,621	$2,792
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

The balances for the three months ended September 30, 2017 and 2016 are as follows:

	Foreign Currency Translation	Unrealized Gain (Loss) on Available for Sale Marketable Securities	Interest Rate Swaps	Total Accumulated Other Comprehensive Loss
Balance, June 30, 2017	$(13,610)	$(3)	$(113)	$(13,726)
Other comprehensive income before reclassifications	1,956	2	1	1,959
Amounts reclassified from AOCI to Other income, net	—	—	18	18
Net other comprehensive income, September 30, 2017	1,956	2	19	1,977
Balance, September 30, 2017	$(11,654)	$(1)	$(94)	$(11,749)

	Foreign Currency Translation	Unrealized Gain (Loss) on Available for Sale Marketable Securities	Interest Rate Swaps	Total Accumulated Other Comprehensive Loss
Balance, June 30, 2016	$(12,511)	$1	$(249)	$(12,759)
Other comprehensive (loss) income before reclassifications	(2,238)	—	11	(2,227)
Amounts reclassified from AOCI to Other income, net	—	—	26	26
Net other comprehensive (loss) income, September 30, 2016	(2,238)	—	37	(2,201)
Balance, September 30, 2016	$(14,749)	$1	$(212)	$(14,960)
For additional information, see Note 4, "Marketable Securities." and Note 17, "Derivative Instruments and Hedging Activities."

The balances for the nine months ended September 30, 2017 and 2016 are as follows:

	Foreign Currency Translation	Unrealized Gain (Loss) on Available for Sale Marketable Securities	Interest Rate Swaps	Total Accumulated Other Comprehensive Loss
Balance, December 31, 2016	$(16,651)	$—	$(158)	$(16,809)
Other comprehensive income (loss) before reclassifications	4,997	(1)	5	5,001
Amounts reclassified from AOCI to Other income, net	—	—	59	59
Net other comprehensive income (loss), September 30, 2017	4,997	(1)	64	5,060
Balance, September 30, 2017	$(11,654)	$(1)	$(94)	$(11,749)

	Foreign Currency Translation	Unrealized Gain (Loss) on Available for Sale Marketable Securities	Interest Rate Swaps	Total Accumulated Other Comprehensive Loss
Balance, December 31, 2015	$(7,363)	$1	$(238)	$(7,600)
Other comprehensive loss before reclassifications	(7,386)	—	(50)	(7,436)
Amounts reclassified from AOCI to Other income, net	—	—	76	76
Net other comprehensive (loss) income, September 30, 2016	(7,386)	—	26	(7,360)
Balance, September 30, 2016	$(14,749)	$1	$(212)	$(14,960)
For additional information, see Note 4, "Marketable Securities." and Note 17, "Derivative Instruments and Hedging Activities."

(6)     Net (Loss) Income per Common Share

Basic net (loss) income per share is calculated based on the weighted average number of common shares outstanding during the period. Diluted net (loss) income per share incorporates the dilutive effect of common stock equivalent options, warrants and other convertible securities, if any, as determined with the treasury stock accounting method. For the three and nine months ended September 30, 2017, since there was a net loss, the Company excluded 180 and 202, respectively, in outstanding stock options and non-vested restricted shares from its diluted loss per share calculation, as inclusion of these securities would have reduced the net loss per share. For the nine months ended September 30, 2016, the Company excluded 130 outstanding stock options and non-vested restricted shares from its diluted loss per share calculation, as inclusion of these securities would have reduced the net loss per share.
A reconciliation of the basic and diluted weighted average common shares outstanding is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Weighted average common shares outstanding—basic	16,469	15,845	16,393	15,798
Dilutive common shares issuable in connection with stock plans	—	70	—	—
Weighted average common shares outstanding—diluted	16,469	15,915	16,393	15,798

(7)     Inventories

The Company adopted ASC 2015-11, Simplifying the Measurement of Inventory as of January 1, 2017. ASC 2015-11 simplifies the subsequent measurement of inventory by replacing the lower of cost or market test with a lower of cost or net realizable value test. The adoption of this standard did not have a material impact on the Company’s consolidated financial position or results of operations. Inventories are stated at the lower of cost or net realizable value using the first-in first-out costing method. Inventories as of September 30, 2017 and December 31, 2016 include the costs of material, labor, and factory overhead. Components of inventories consist of the following:

	September 30, 2017	December 31, 2016
Raw materials	$12,159	$10,606
Work in process	2,088	2,185
Finished goods	7,403	7,954
	$21,650	$20,745
(8)     Property and Equipment

Property and equipment, net, as of September 30, 2017 and December 31, 2016 consist of the following:

	September 30, 2017	December 31, 2016
Land	$3,828	$3,828
Building and improvements	24,058	21,717
Leasehold improvements	428	155
Machinery and equipment	46,360	41,777
Office and computer equipment	17,785	14,824
Motor vehicles	51	51
	92,510	82,352
Less accumulated depreciation	(49,907)	(45,766)
	$42,603	$36,586

Depreciation expense was $1,649 and $1,690 for the three months ended September 30, 2017 and 2016, respectively, and $4,956 and $5,412 for the nine months ended September 30, 2017 and 2016, respectively.

Included within machinery and equipment are certain revenue generating hardware assets that had a net book value of $8,621 and $7,734 as of September 30, 2017 and December 31, 2016, respectively, that are utilized in the delivery of the Company's airtime services, media, and other content.

(9)     Product Warranty
The Company’s products carry standard limited warranties that range from one to two years and vary by product. The warranty period begins on the date of retail purchase or lease by the original purchaser. The Company accrues estimated product warranty costs at the time of sale and any additional amounts are recorded when such costs are probable and can be reasonably estimated. Factors that affect the Company’s warranty liability include the number of units sold or leased, historical and anticipated rates of warranty repairs and the cost per repair. Warranty and related costs are reflected within sales, marketing and support in the accompanying consolidated statements of operations. As of September 30, 2017 and December 31, 2016, the Company had accrued product warranty costs of $2,315 and $2,280, respectively.
The following table summarizes product warranty activity during 2017 and 2016:

	Nine Months Ended
	September 30,
	2017	2016
Beginning balance	$2,280	$1,880
Charges to expense	845	1,543
Costs incurred	(810)	(1,167)
Ending balance	$2,315	$2,256

(10)     Debt
Long-term debt consisted of the following:

	September 30, 2017	December 31, 2016
Term note	$44,850	$53,625
Mortgage loan	2,822	2,951
Equipment loans	—	1,477
Total	47,672	58,053
Less amounts classified as current	2,479	7,900
Long-term debt, excluding current portion	$45,193	$50,153

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

Borrowings under the Revolver are subject to the satisfaction of numerous conditions precedent at the time of each borrowing, including the continued accuracy of the Company’s representations and warranties and the absence of any default under the Credit Agreement. As of September 30, 2017, there were no borrowings outstanding under the Revolver and the full balance of $15,000 was available for borrowing.

The Credit Agreement contains two financial covenants, a Maximum Consolidated Leverage Ratio and a Minimum Consolidated Fixed Charge Coverage Ratio, each as defined in the Credit Agreement. The Maximum Consolidated Leverage Ratio may not be greater than 1.50:1.00. The Minimum Consolidated Fixed Charge Coverage Ratio may not be less than 1.25:1.00. In the March 2017 amendment, the definition of the Consolidated Fixed Charge Coverage Ratio was amended to include only maintenance capital expenditures as defined. The Company was in compliance with these financial ratio debt covenants as of September 30, 2017.

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

Mortgage Loan
The Company has a mortgage loan (as amended, the Mortgage Loan) in the amount of $4,000 related to its headquarters facility in Middletown, Rhode Island. The loan term is ten years, with a principal amortization of 20 years. The interest rate is based on the BBA LIBOR Rate plus 2.00 percentage points. The Mortgage Loan is secured by the underlying property and improvements. The monthly mortgage payment is approximately $14, plus interest, and increases in increments of approximately $1 each year over the life of the mortgage. Due to the difference in the term of the loan and amortization of the principal, a balloon payment of $2,551 is due on April 6, 2019. The loan contains one financial covenant, a Fixed Charge Coverage Ratio, which applies in the event that the Company's consolidated cash, cash equivalents and marketable securities balance falls below $25,000 at any time. As the Company's consolidated cash, cash equivalents, and marketable securities balance was above the minimum threshold throughout the nine months ended September 30, 2017, the Fixed Charge Coverage Ratio did not apply.
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

The mobile connectivity segment primarily manufactures and distributes a comprehensive family of mobile satellite antenna products and services that provide access to television, the Internet and voice services while on the move. Product sales within the mobile connectivity segment accounted for 18% and 22% of consolidated net sales for the three months ended September 30, 2017 and 2016, respectively, and 21% and 25% of consolidated net sales for the nine months ended September 30, 2017 and 2016, respectively. Sales of mini-VSAT Broadband airtime service accounted for 42% and 37% of consolidated net sales for the three months ended September 30, 2017 and 2016, respectively, and 41% and 36% of consolidated net sales for the nine months ended September 30, 2017 and 2016, respectively. Sales of content and training services within the mobile connectivity segment accounted for 20% and 19% of consolidated net sales for the three months ended September 30, 2017 and 2016, respectively, and 20% and 20% of consolidated net sales for the nine months ended September 30, 2017 and 2016, respectively.
The inertial navigation segment manufactures and distributes a portfolio of digital compass and fiber optic gyro (FOG)-based systems that address the rigorous requirements of military and commercial customers and provide reliable, easy-to-use and continuously available navigation and pointing data. The principal product categories in this segment include the FOG-based inertial measurement units (IMUs) for precision guidance, FOGs for tactical navigation as well as pointing and stabilization systems, and digital compasses that provide accurate heading information for demanding applications, security, automation and access control equipment and systems. Sales of FOG-based guidance and navigation systems within the inertial navigation segment accounted for 13% and 9% of the consolidated net sales for the three months ended September 30, 2017 and 2016, respectively, and 12% and 9% of the consolidated net sales for the nine months ended September 30, 2017 and 2016, respectively.

No other single product class accounts for 10% or more of consolidated net sales.

The Company operates in a number of major geographic areas across the globe. The Company generates international net sales, based upon customer location, primarily from customers located in Canada, Europe, Africa, Asia/Pacific, the Middle East, and India. International revenues represented 60% and 62% of consolidated net sales for the three months ended September 30, 2017 and 2016, respectively, and 61% and 63% of consolidated net sales for the nine months ended September 30, 2017 and 2016, respectively. Sales to Canada represented 12% and 11% of consolidated net sales for the three and nine months ended September 30, 2016. No other individual foreign country represented 10% or more of the Company's consolidated net sales for the three and nine months ended September 30, 2016. No individual foreign country represented 10% or more of consolidated net sales for the three and nine months ended September 30, 2017.

As of September 30, 2017 and December 31, 2016, the long-lived tangible assets related to the Company’s international subsidiaries were less than 10% of the Company’s long-lived tangible assets and were deemed not material.

Net sales and operating earnings (loss) for the Company's reporting segments and the Company's loss before income tax expense (benefit) for the three and nine months ended September 30, 2017 and 2016 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net sales:
Mobile connectivity	$32,762	$36,453	$101,083	$108,608
Inertial navigation	7,688	9,393	20,027	23,584
Consolidated net sales	$40,450	$45,846	$121,110	$132,192

Operating (loss) earnings:
Mobile connectivity	$2,067	$4,556	$5,327	$8,177
Inertial navigation	349	2,126	667	2,795
Subtotal	2,416	6,682	5,994	10,972
Unallocated, net	(4,217)	(3,669)	(13,633)	(12,026)
(Loss) income from operations	(1,801)	3,013	(7,639)	(1,054)
Net interest and other (expense) income	(354)	(279)	(911)	(717)
(Loss) income before income tax expense (benefit)	$(2,155)	$2,734	$(8,550)	$(1,771)

Depreciation expense and amortization expense for the Company's segments are presented in the following table for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Depreciation expense:
Mobile connectivity	$1,339	$1,447	$4,212	$4,673
Inertial navigation	293	218	687	667
Unallocated	17	25	57	72
Total consolidated depreciation expense	$1,649	$1,690	$4,956	$5,412

Amortization expense:
Mobile connectivity	$1,096	$1,145	$3,266	$3,678
Inertial navigation	—	—	—	—
Unallocated	—	—	—	—
Total consolidated amortization expense	$1,096	$1,145	$3,266	$3,678

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

(13)     Share Buyback Program
On November 26, 2008, the Company’s Board of Directors authorized a program to repurchase up to 1,000 shares of the Company’s common stock. As of September 30, 2017, 341 shares of the Company’s common stock remain available for repurchase under the authorized program. The repurchase program is funded using the Company’s existing cash, cash equivalents, marketable securities and future cash flows. Under the repurchase program, the Company, at management’s discretion, may repurchase shares on the open market from time to time, in privately negotiated transactions or block transactions, or through an accelerated repurchase agreement. The timing of such repurchases depends on availability of shares, price, market conditions, alternative uses of capital, and applicable regulatory requirements. The program may be modified, suspended or terminated at any time without prior notice. The repurchase program has no expiration date. There were no other repurchase programs outstanding during the nine months ended September 30, 2017 and no repurchase programs expired during the period.
During the nine months ended September 30, 2017 and 2016, the Company did not repurchase any shares of its common stock.

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

The following tables present financial assets and liabilities at September 30, 2017 and December 31, 2016 for which the Company measures fair value on a recurring basis, by level, within the fair value hierarchy:

September 30, 2017	Total	Level 1	Level 2	Level 3	Valuation Technique
Assets
Money market mutual funds	$5,545	$5,545	$—	$—	(a)
United States treasuries	2,009	2,009	—	—	(a)
Certificates of deposit	743	743	—	—	(a)
Liabilities
Interest rate swaps	94	—	94	—	(b)

December 31, 2016	Total	Level 1	Level 2	Level 3	Valuation Technique
Assets
Money market mutual funds	$21,848	$21,848	$—	$—	(a)
Certificates of deposit	3,864	3,864	—	—	(a)
Liabilities
Interest rate swaps	158	—	158	—	(b)
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

Assets Measured and Recorded at Fair Value on a Nonrecurring Basis

The Company's non-financial assets, such as goodwill, intangible assets, and other long-lived assets resulting from business combinations, are measured at fair value using income approach valuation methodologies at the date of acquisition and subsequently re-measured if an impairment exists. There were no impairments of the Company’s non-financial assets noted as of September 30, 2017. The Company does not have any liabilities that are recorded at fair value on a non-recurring basis.

(15)     Goodwill and Intangible Assets

Goodwill
The following table sets forth the changes in the carrying amount of goodwill for the nine months ended September 30, 2017:

Amounts
Balance at December 31, 2016	$31,343
Foreign currency translation adjustment	2,331
Balance at September 30, 2017	$33,674

ASC Topic 350, Intangibles—Goodwill and Other (ASC 350) requires the completion of a goodwill impairment test at least annually. Historically, this goodwill impairment test was comprised of a two-step process. In January 2017, the FASB issued ASC Update No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test of Goodwill Impairment. This ASC simplified the accounting for goodwill impairment for all entities by requiring impairment charges to be based on the first step of the goodwill impairment test under ASC 350. Under previous guidance, if the fair value of a reporting unit is lower than its carrying amount (Step 1), an entity calculates any impairment charge by comparing the implied fair value of goodwill with its carrying amount (Step 2). The implied fair value of goodwill is calculated by deducting the fair value of all assets and liabilities of the reporting unit from the reporting unit’s fair value as determined in Step 1. To determine the implied fair value of goodwill, entities estimate the fair value of any unrecognized intangible assets (including in-process research and development) and any corporate-level assets or liabilities that were included in the determination of the carrying amount and fair value of the reporting unit in Step 1. Under this new guidance if a reporting unit's carrying value exceeds its fair value, an entity will record an impairment charge based on that difference with such impairment charge limited to the amount of goodwill in the reporting unit. This ASC does not change the guidance on completing Step 1 of the goodwill impairment test. An entity will still be able to perform today’s optional qualitative goodwill impairment assessment before determining whether to proceed to Step 1. This ASC will be applied prospectively and is effective for annual and interim impairment test performed in periods beginning after December 15, 2019 for public business enterprises. Early adoption is permitted for annual and interim goodwill impairment testing dates after January 1, 2017. The Company has elected to early adopt this ASC as of January 1, 2017. The adoption of this ASC had no impact on the Company's consolidated statements of operations, financial condition or cash flows.

As of August 31, 2017, the Company performed its annual impairment test for goodwill at the reporting unit level and concluded that the fair value of its reporting units exceeded their carrying value. To date, the Company has not had accumulated goodwill impairment losses. The Company utilized an income approach and market approaches to estimate the fair value of the Company’s reporting units. The Company believes that the assumptions it used to estimate the fair value of its reporting units were reasonable. As an additional corroborative test of the reasonableness of those assumptions, the Company completed a reconciliation of its market capitalization and overall enterprise value to the fair value of all of its reporting units as of August 31, 2017. If different assumptions were used, particularly with respect to estimating future cash flows, weighted average costs of capital, and terminal growth rates, different estimates of fair value may have resulted. However, based on the excess of fair value over carrying value and additional sensitivity analysis considered with respect to the Company’s valuation assumptions, the Company concluded that it was more-likely-than-not that no goodwill impairment exists. The Company notes that, as of August 31, 2017, the fair value of all of the Company’s reporting units exceeded their carrying values by more than 10%. A negative trend of operating results or material changes to forecasted operating results could result in the requirement for additional interim goodwill impairment tests and the potential of a future goodwill impairment charge, which could be material.

Intangible Assets
The changes in the carrying amount of intangible assets during the nine months ended September 30, 2017 are as follows:

Amounts
Balance at December 31, 2016	$17,838
Amortization expense	(3,266)
Intangible assets acquired in asset acquisition	105
Foreign currency translation adjustment	1,370
Balance at September 30, 2017	$16,047
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

In January 2017, the Company completed the acquisition of certain subscriber relationships from a third party. This acquisition did not meet the definition of a business under ASC 2017-01, Business Combinations (Topic 805)-Clarifying the Definition of a Business, which the Company adopted on October 1, 2016. The Company ascribed $100 of the initial purchase price to the acquired subscriber relationships definite-lived intangible assets with an initial estimated useful life of 10 years. Under the asset purchase agreement, the purchase price includes a component of contingent consideration under which the Company is required to pay a percentage of recurring revenues received from the acquired subscriber relationships through 2026 up to a maximum annual payment of $114. As the acquisition did not represent a business combination, the contingent consideration arrangement is recognized only when the contingency is resolved and the consideration is paid or becomes payable. The amounts payable under the contingent consideration arrangement, if any, will be included in the measurement of the cost of the acquired subscriber relationships. During the nine months ended September 30, 2017, $5 in consideration was earned under the contingent consideration arrangement.

Acquired intangible assets are subject to amortization. The following table summarizes acquired intangible assets at September 30, 2017 and December 31, 2016, respectively:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
September 30, 2017
Subscriber relationships	$17,825	$7,853	$9,972
Distribution rights	4,367	1,381	2,986
Internally developed software	2,323	2,134	189
Proprietary content	8,211	5,527	2,684
Intellectual property	647	431	216
Favorable lease	2,284	2,284	—
	$35,657	$19,610	$16,047
December 31, 2016
Subscriber relationships	$16,888	$6,431	$10,457
Distribution rights	4,122	1,180	2,942
Internally developed software	2,301	1,904	397
Proprietary content	7,960	4,431	3,529
Intellectual property	2,284	2,056	228
Favorable lease	627	342	285
	$34,182	$16,344	$17,838

Amortization expense related to intangible assets for the three and nine months ended September 30, 2017 and 2016 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Expense Category	2017	2016	2017	2016
Cost of service sales	$375	$375	$1,097	$1,244
General administrative expense	721	770	2,169	2,434
Total amortization expense	$1,096	$1,145	$3,266	$3,678

As of September 30, 2017, the total weighted average remaining useful lives of the definite-lived intangible assets was 4.4 years and the weighted average remaining useful lives by the definite-lived intangible asset category are as follows:

Intangible Asset	Weighted Average Remaining Useful Life in Years
Subscriber relationships	5.1
Distribution rights	10.6
Internally developed software	0.7
Proprietary content	1.8
Intellectual property	0.0
Favorable lease	1.8

Estimated future amortization expense remaining at September 30, 2017 for intangible assets acquired is as follows:

Remainder of 2017	$1,055
2018	4,051
2019	3,098
2020	2,273
2021	2,273
Thereafter	3,297
Total future amortization expense	$16,047
For intangible assets, the Company assesses the carrying value of these assets whenever events or circumstances indicate that the carrying value may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset, or asset group, to the future undiscounted cash flows expected to be generated by the asset, or asset group. There were no events or changes in circumstances during the third quarter of 2017 which indicated that an assessment of the impairment of goodwill and intangible assets was required.

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

No single customer accounted for 10% or more of consolidated net sales for three and nine months ended September 30, 2017 or 2016 or accounts receivable at September 30, 2017 or December 31, 2016.

Certain components from third parties used in the Company’s products are procured from single sources of supply. The failure of a supplier, including a subcontractor, to deliver on schedule could delay or interrupt the Company’s delivery of products and thereby materially adversely affect the Company’s revenues and operating results.

(17)     Derivative Instruments and Hedging Activities
Effective April 1, 2010, in order to reduce the volatility of cash outflows that arise from changes in interest rates, the Company entered into two interest rate swap agreements. These interest rate swap agreements are intended to hedge the Company’s mortgage loan related to its headquarters facility in Middletown, Rhode Island by fixing the interest rates specified in the mortgage loan to 5.91% for half of the principal amount outstanding and 6.07% for the remaining half of the principal amount outstanding as of April 1, 2010 until the mortgage loan expires on April 16, 2019. The Company does not use derivatives for speculative purposes. For a derivative that is designated as a cash flow hedge, changes in the fair value of the derivative are recognized in accumulated other comprehensive (loss) income (AOCI) to the extent the derivative is effective at offsetting the changes in the cash flows being hedged until the hedged item affects earnings. As the Company makes the required principal and interest payments under the mortgage loan and the related interest rate swaps are settled, the Company reclassifies the amounts recorded in AOCI related to the changes in the fair value of the settled interest rate swaps to earnings. To the extent there is any hedge ineffectiveness, changes in fair value relating to the ineffective portion are immediately recognized in earnings in other income (expense) in the consolidated statements of income. The interest rate swap is recorded within accrued other liabilities on the balance sheet. The critical terms of the interest rate swaps were designed to mirror the terms of the Company’s mortgage loans. The Company designated these derivatives as cash flow hedges of the variability of the LIBOR-based interest payments on principal over a nine-year period, which ends on April 1, 2019. As of September 30, 2017, the Company determined that the existence of hedge ineffectiveness, if any, was immaterial and all changes in the fair value of the interest rate caps were recorded in the consolidated statements of comprehensive (loss) income as a component of AOCI.

As of September 30, 2017, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivatives	Notional (in thousands)	Asset (Liability)	Effective Date	Maturity Date	Index	Strike Rate
Interest rate swap	$1,411	$(45)	April 1, 2010	April 1, 2019	1-month LIBOR	5.91%
Interest rate swap	$1,411	$(49)	April 1, 2010	April 1, 2019	1-month LIBOR	6.07%
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

(18)     Income Taxes

The Company’s effective tax rate for the three and nine months ended September 30, 2017 were (13.1)%  and (9.3)%, respectively, compared with (4.7)% and 58.5% for the corresponding periods in the prior year, respectively. The effective income tax rates were based on estimated income for the year, the estimated composition of the income in different jurisdictions and discrete adjustments, if any, in the applicable periods, including retroactive changes in tax legislation, settlements of tax audits or assessments and the resolution or identification of tax position uncertainties.

For both the three and nine months ended September 30, 2017, the effective tax rates were lower than the statutory tax rate primarily due to the Company maintaining a valuation allowance reserve on its US deferred tax assets and the composition of income from foreign jurisdictions that were taxed at lower rates compared to the statutory tax rates in the U.S. For the three months ended September 30, 2016, the effective tax rate was lower and for the nine months ended September 30, 2016 the effective tax rate was higher than the statutory tax rate primarily due to the composition of income from foreign jurisdictions taxed at lower rates and the impact of discrete items.

As of January 1, 2017 the Company adopted ASC 2016-09, Improvements to Employee Share-Based Payment Accounting (ASC 2016-09). In accordance with ASC 2016-09, previously unrecognized excess tax benefits are recognized on a modified retrospective basis. On January 1, 2017, the Company recorded a $1,117 deferred tax asset related to unrecognized excess tax benefits with an offsetting adjustment to retained earnings. As the Company had previously recorded a full valuation allowance on its U.S. deferred tax assets, a corresponding increase to the valuation allowance was recorded with an offsetting adjustment to retained earnings. During the three and nine months ended September 30, 2017, exercises of non-qualified stock options and releases of restricted stock awards resulted in shortfalls and related tax expense of $27 and $365, respectively. The Company recorded equal offsetting tax benefits resulting from corresponding decreases to the valuation allowance for the three and nine months ended September 30, 2017, respectively.

As of September 30, 2017 and December 31, 2016, the Company had reserves for uncertain tax positions of $1,538 and $1,283, respectively. The Company incurred $25 and $47 in interest and penalties for the three and nine months ended September 30, 2017, respectively, which were recorded as a component of income tax expense. There were no material changes during the nine months ended September 30, 2017 to the Company’s reserve for uncertain tax positions. The Company does not expect that its unrecognized tax benefits will materially change within the next twelve months.

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
Mobile Connectivity Segment
Our mobile connectivity segment offers satellite communications products and services. Our mobile connectivity products enable customers to receive voice and Internet services and live digital television via satellite services in marine vessels, recreational vehicles, buses and automobiles. Our CommBox offers a range of tools designed to increase communication efficiency, reduce costs, and manage network operations. We sell and lease our mobile connectivity products through an extensive international network of dealers and distributors. We also sell and lease products directly to end users. In the second quarter of 2017, we launched a new mini-VSAT Broadband service offering, AgilePlans, which is a monthly subscription model providing global connectivity to commercial maritime customers, including hardware, installation, broadband Internet, VOIP, entertainment and training content and global support for a monthly fee with no minimum commitment. We offer AgilePlans customers a variety of airtime data plans with varying data speeds and fixed data usage levels with overage charges per megabyte, which is similar to the plans that we offer to our other customers. We will recognize the monthly subscription fee as service revenue over the service delivery period. We retain ownership of the hardware that we provide to AgilePlans customers, who must return the hardware to us when they terminate our service. Because we do not sell the hardware under AgilePlans, we do not recognize any product revenue when hardware is deployed to an AgilePlans customer. To the extent that customers select the AgilePlans model, we expect product revenue to decline commensurately, as occurred in the third quarter of 2017. We record the cost of the hardware used by AgilePlans customers as revenue-generating assets and depreciate the cost over an estimated useful life of five years. To the extent that AgilePlans are successful, our capital expenditures and related depreciation expense could increase significantly. Because AgilePlans do not generate revenues from product sales at the beginning of the customer relationship, these increased capital expenditures will impair our overall liquidity, as we incur costs up front and only generate revenue over time. Further, without upfront capital costs and longer-term contractual commitments from customers, we may experience increased rates of terminations, as well as increased costs of recovering hardware, write-offs of equipment damaged in shipment or deemed unrecoverable, and higher bad debt expense. Since we are retaining ownership of the hardware, we will not accrue any warranty costs for AgilePlans hardware; however, any maintenance costs on the hardware will be expensed in the period these costs are incurred rather than charged against our warranty reserve, which may lead to increased period-to-period variability in costs of service sales and gross profit.

Our mobile connectivity service sales include sales of satellite voice and Internet airtime services, engineering services provided under development contracts, sales from product repairs, and extended warranty sales. Our mobile connectivity service sales also include our distribution of entertainment, including news, sports, music, and movies, to commercial and leisure customers in the maritime, hotel, and retail markets through KVH Media Group, as well as the distribution of training films and eLearning computer-based training courses to commercial customers in the maritime market through our Videotel business. We typically recognize revenue from media content sales ratably over the period of the service contract. We provide, for monthly fixed and usage fees, satellite connectivity services for broadband Internet, data and Voice over Internet Protocol (VoIP) service to our TracPhone V-series customers. We also earn monthly usage fees for third-party satellite connectivity for voice, data and Internet services to our Inmarsat and Iridium customers who choose to activate their subscriptions with us. Our service sales have grown as a percentage of total revenue from 59% of our net sales for both three and nine months ended September 30, 2016 to 65% and 64% for the three and nine months ended September 30, 2017, respectively. The majority of KVH Media Group's and Videotel’s services are invoiced in pounds sterling, which increases our exposure to fluctuations in exchange rates.
Our leisure marine business within the mobile connectivity segment is highly seasonal, and seasonality can also impact our commercial marine business. Historically, we have generated the majority of our leisure marine product revenues during the first and second quarters of each year, and these revenues typically decline in the third and fourth quarters of each year, compared to the first two quarters. Temporary suspensions of our airtime services typically increase in the third and fourth quarters of each year as boats are placed out of service during the winter months. In 2017, we believe these trends were exacerbated by the hurricanes in the Caribbean and the Gulf of Mexico.
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
We generate sales primarily from the sale of our mobile connectivity systems and services and our inertial navigation products and services. The following table provides, for the periods indicated, our sales by segment:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Mobile connectivity	$32,762	$36,453	$101,083	$108,608
Inertial navigation	7,688	9,393	20,027	23,584
Net sales	$40,450	$45,846	$121,110	$132,192

Product sales within the mobile connectivity segment accounted for 18% and 22% of our consolidated net sales for the three months ended September 30, 2017 and 2016, respectively and 21% and 25% of our consolidated net sales for the nine months ended September 30, 2017 and 2016, respectively. Sales of mini-VSAT Broadband airtime service accounted for 42% and 37% of our consolidated net sales for the three months ended September 30, 2017 and 2016, respectively and 41% and 36% of our consolidated net sales for the nine months ended September 30, 2017 and 2016, respectively. Sales of content and training service sales within the mobile connectivity segment accounted for 20% and 19% of our consolidated net sales for the three months ended September 30, 2017 and 2016, respectively, and 20% of our consolidated net sales for both the nine months ended September 30, 2017 and 2016, respectively.

Within our inertial navigation segment, net sales of FOG-based guidance and navigation systems accounted for 13% and 9% of our consolidated net sales for the three months ended September 30, 2017 and 2016, respectively, and 12% and 9% of our consolidated net sales for the nine months ended September 30, 2017 and 2016, respectively. TACNAV product sales accounted for 4% and 10% of our consolidated net sales for the three months ended September 30, 2017 and 2016, respectively, and 3% and 7% of our consolidated net sales for the nine months ended September 30, 2017 and 2016, respectively.

No other single product class accounts for 10% or more of our consolidated net sales for the three months ended September 30, 2017 and 2016 and the nine months ended September 30, 2017 and 2016. No individual customer accounted for 10% or more of our consolidated net sales for the three months ended September 30, 2017 and 2016 or the nine months ended September 30, 2017 and 2016.

We operate in a number of major geographic areas across the globe. We generate our international net sales, based upon customer location, primarily from customers located in Canada, Europe, Africa, Asia/Pacific, the Middle East, and India. Our international net sales totaled 60% and 62% of our consolidated net sales for the three months ended September 30, 2017 and 2016, respectively, and 61% and 63% of our consolidated net sales for the nine months ended September 30, 2017 and 2016, respectively. Sales to Canada represented 12% and 11% of our consolidated net sales for the three and nine months ended September 30, 2016. No other individual foreign country represented 10% or more of our consolidated net sales for the three and nine months ended September 30, 2016. No individual foreign country represented 10% or more of our consolidated net sales for the three and nine months ended September 30, 2017.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Research and development expense presented on the statement of operations	$3,990	$3,940	$11,698	$11,760
Costs of customer-funded research and development included in costs of service sales	373	135	1,412	405
Total consolidated statements of operations expenditures on research and development activities	$4,363	$4,075	$13,110	$12,165

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
As described in our annual report on Form 10-K for the year ended December 31, 2016, our most critical accounting policies and estimates upon which our consolidated financial statements were prepared were those relating to revenue recognition, valuation of accounts receivable, valuation of inventory, valuations and purchase price allocations related to business combinations, expected future cash flows including growth rates, discount rates, terminal values and other assumptions and estimates used to evaluate the recoverability of long-lived assets and goodwill, estimated fair values of long-lived assets, including goodwill, amortization methods and periods, certain accrued expenses and other related charges, stock-based compensation, contingent liabilities, key valuation assumptions for its share-based awards, estimated fulfillment costs for warranty obligations, tax reserves and recoverability of our net deferred tax assets and related valuation allowance. We have reviewed our policies and estimates and determined that these remain our most critical accounting policies and estimates for the nine months ended September 30, 2017.
Readers should refer to our annual report on Form 10-K for the year ended December 31, 2016 under “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Critical Accounting Policies and Significant Estimates” for descriptions of these policies and estimates, as well as the notes to the consolidated financial statements included elsewhere within this report.

Results of Operations
The following table provides, for the periods indicated, certain financial data expressed as a percentage of net sales:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Sales:
Product	35.0%	41.5%	35.8%	41.2%
Service	65.0	58.5	64.2	58.8
Net sales	100.0	100.0	100.0	100.0
Cost and expenses:
Costs of product sales	23.7	24.0	24.3	26.2
Costs of service sales	33.1	29.6	32.8	30.1
Research and development	9.9	8.6	9.7	8.9
Sales, marketing and support	20.4	17.4	20.7	19.6
General and administrative	17.4	13.8	18.8	16.0
Total costs and expenses	104.5	93.4	106.3	100.8
(Loss) income from operations	(4.5)	6.6	(6.3)	(0.8)
Interest income	0.4	0.3	0.4	0.3
Interest expense	0.9	0.8	0.9	0.8
Other (expense) income, net	(0.3)	(0.1)	(0.3)	—
(Loss) income before income tax expense (benefit)	(5.3)	6.0	(7.1)	(1.3)
Income tax expense (benefit)	0.7	(0.3)	0.6	(0.8)
Net (loss) income	(6.0)%	6.3%	(7.7)%	(0.5)%
Three months ended September 30, 2017 and 2016
Net Sales
As discussed further under the heading "Segment Discussion" below, product sales decreased $4.9 million, or 26%, to $14.1 million for the three months ended September 30, 2017 from $19.0 million for the three months ended September 30, 2016, due to a decrease in mobile connectivity product sales of $2.9 million, or 29%, and a decrease in inertial navigation product sales of $2.0 million, or 22%. Service sales for the three months ended September 30, 2017 decreased $0.5 million, or 2%, to $26.3 million from $26.8 million for the three months ended September 30, 2016, due to a decrease in mobile connectivity service sales of $0.8 million, offset by a $0.3 million increase in inertial navigation service sales.

Costs of Sales

Costs of sales consists of costs of product sales and costs of service sales. Costs of sales decreased by $1.7 million, or 7%, in the three months ended September 30, 2017 to $22.9 million from $24.6 million in the three months ended September 30, 2016. The decrease in costs of sales was driven by a $1.4 million decrease in costs of product sales and a $0.3 million decrease in costs of service sales. As a percentage of net sales, costs of sales was 57% for the three months ended September 30, 2017 and 54% for the three months ended September 30, 2016.

Our costs of product sales consist primarily of materials, manufacturing overhead, and direct labor used to produce our products. For the three months ended September 30, 2017, costs of product sales decreased by $1.4 million, or 13%, to $9.6 million from $11.0 million in the three months ended September 30, 2016. As a percentage of product sales, costs of product sales were 68% and 58% for the three months ended September 30, 2017 and 2016, respectively. Mobile connectivity costs of product sales decreased by $1.5 million, or 22%, and mobile connectivity costs of product sales as a percentage of mobile connectivity product sales were 75% and 68% for the three months ended September 30, 2017 and 2016, respectively. The decrease was principally driven by product mix. Inertial navigation costs of product sales increased by $0.1 million, or 2%, primarily due to a $0.7 million decrease in our TACNAV costs of product sales, offset by a $0.8 million increase in our FOG costs of product sales. As a percentage of inertial navigation product sales, cost of inertial navigation product sales were 61% and 46% for the three months ended September 30, 2017 and 2016, respectively.

Our costs of service sales consist primarily of satellite service capacity, depreciation, service network overhead expense associated with our mini-VSAT Broadband network infrastructure, direct network service labor, Inmarsat service costs, product installation costs, engineering and related direct costs associated with customer-funded research and development, media materials and distribution costs, and service repair materials. For the three months ended September 30, 2017, costs of service sales decreased by $0.3 million, or 2%, to $13.3 million from $13.6 million for the three months ended September 30, 2016. As a percentage of service sales, costs of service sales were 51% for both the three months ended September 30, 2017 and 2016. Mobile connectivity costs of service sales decreased by $0.5 million, or 4%, primarily due to a $0.5 million decrease in content and learning costs of service sales, partially offset by a $0.2 million increase in airtime costs of service sales. As a percentage of mobile connectivity service sales, cost of mobile connectivity service sales were 51% for both the three months ended September 30, 2017 and 2016. Inertial navigation costs of service sales increased by $0.2 million, or 200%, due to an increase in contract engineering service revenues. As a percentage of inertial navigation service sales, costs of inertial navigation service sales were 43% and 25% for the three months ended September 30, 2017 and 2016, respectively, due to the mix of services delivered.

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

Operating Expenses

Research and development expense consists of direct labor, materials, external consultants, and related overhead costs that support our internally funded product development and product sustaining engineering activities. Research and development expense for the three months ended September 30, 2017 increased by $0.1 million, or 3% to $4.0 million from $3.9 million for the three months ended September 30, 2016. The primary reasons for the increase in research and development expense was a $0.4 million increase in salaries and employee benefits partially offset by $0.3 million decrease in unfunded engineering expenses. As a percentage of net sales, research and development expense for the three months ended September 30, 2017 and 2016 was 10% and 9%, respectively.

We expect that research and development expense will grow year-over-year as we continue to invest in developing new technologies and applications for our products.

Sales, marketing, and support expense consists primarily of salaries and related expenses for sales and marketing personnel, commissions for both in-house and third-party representatives, costs related to the co-development of certain content, other sales and marketing support costs such as advertising, literature and promotional materials, product service personnel and support costs, warranty-related costs and bad debt expense. Sales, marketing and support expense also includes the operating expenses of our sales office subsidiaries in Denmark, Singapore, Brazil, and Japan. Sales, marketing and support expense for the three months ended September 30, 2017 increased by $0.2 million, or 3% to $8.2 million from $8.0 million for the three months ended September 30, 2016. The primary reasons for the increase in sales, marketing, and support expense were a $0.2 million increase in salaries and employee benefits and consulting fees. As a percentage of net sales, sales, marketing and support expense was 20% and 17% for the three months ended September 30, 2017 and 2016, respectively.

We expect that our sales, marketing, and support expense will increase year-over-year primarily driven by increased personnel, marketing and technology investments to support product sales and launches.

General and administrative expense consists of costs attributable to management, finance and accounting, information technology, human resources, certain outside professional services, and other administrative costs. General and administrative expense for the three months ended September 30, 2017 increased by $0.8 million, or 13%, to $7.1 million from $6.3 million for the three months ended September 30, 2016. The increase in general and administrative expense primarily resulted from an increase in salaries and associated compensation due to an increase in headcount, partially offset by a decrease in consulting fees. As a percentage of net sales, general and administrative expense for the three months ended September 30, 2017 was 17% as compared to 14% for the three months ended September 30, 2016.

We expect general and administrative expenses to increase year-over-year in 2017, primarily driven by increased personnel costs.

Interest and Other Expense, Net

Interest income represents interest earned on our cash and cash equivalents, as well as from investments. Interest income increased slightly to $0.2 million for the three months ended September 30, 2017 from $0.1 million for the three months ended September 30, 2016. Interest expense remained flat at $0.4 million for the three months ended September 30, 2017 and 2016. Other expense, net remained flat at $0.1 million for the three months ended September 30, 2017 and 2016.

Income Tax Expense (Benefit)

Income tax expense for the three months ended September 30, 2017 was $0.3 million due to taxes related to income earned in foreign jurisdictions and no associated income tax benefit related to the loss incurred in the U.S. due to a full valuation allowance on our U.S. deferred tax assets. Income tax benefit of $0.1 million for the three months ended September 30, 2016 was based on the estimated effective tax rate for fiscal 2016, the related composition of the pre-tax income for the period and the impact of discrete items recorded in the quarter.

Segment Discussion - Three months ended September 30, 2017 and 2016

Our net sales by segment for the three months ended September 30, 2017 and 2016 were as follows:

			Change
	For the Three Months Ended September 30,		2017 vs. 2016
	2017	2016	$	%
	(thousands)
Mobile connectivity sales:
Product	$7,209	$10,093	$(2,884)	(29)%
Service	25,553	26,360	(807)	(3)%
Net sales	$32,762	$36,453	$(3,691)	(10)%

Inertial navigation sales:
Product	$6,960	$8,927	$(1,967)	(22)%
Service	728	466	262	56%
Net sales	$7,688	$9,393	$(1,705)	(18)%

Operating (loss) earnings by segment for the three months ended September 30, 2017 and 2016 were as follows:

			Change
	For the Three Months Ended September 30,		2017 vs. 2016
	2017	2016	$	%
	(thousands)
Mobile connectivity	$2,067	$4,556	$(2,489)	(55)%
Inertial navigation	349	2,126	(1,777)	(84)%
	$2,416	$6,682	$(4,266)	(64)%
Unallocated	(4,217)	(3,669)	(548)	(15)%
(Loss) earnings from operations	$(1,801)	$3,013	$(4,814)	(160)%

Mobile Connectivity Segment

Net sales in the mobile connectivity segment decreased $3.7 million, or 10%, for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016. Mobile connectivity product sales decreased by $2.9 million, or 29%, to $7.2 million for the three months ended September 30, 2017 from $10.1 million for the three months ended September 30, 2016. The decrease was primarily due to a $2.3 million decrease in marine product sales and a $0.6 million decrease in land product sales. The decrease was partly due to the receipt of two large lease orders in 2016, as well as the impact of the new AgilePlans subscription service. The hurricanes in the Caribbean and the Gulf of Mexico in the 2017 third quarter, also impacted our marine and land product sales.

Mobile connectivity service sales decreased by $0.8 million, or 3% , to $25.6 million for the three months ended September 30, 2017 from $26.4 million for the three months ended September 30, 2016. The decrease was primarily due to a $0.9 million decrease in our content and training service revenue, which resulted primarily from a decrease in fleet subscribers and a large film contract that occurred in the third quarter of 2016, a $0.1 million decrease in Inmarsat service sales due to a decrease in Inmarsat airtime customers, and a $0.1 million decrease in activations and other service sales due to a decrease in TracVision product sales. Offsetting this decrease was a $0.3 million increase in mini-VSAT service sales due to an increase in the number of installed mini-VSAT units and service offerings such as our AgilePlans.

We expect that our mini-VSAT service sales will grow moderately year-over-year, primarily through the continued expansion of our mini-VSAT Broadband customer base, and due to a new product offering, our subscription service model "AgilePlans", which allows customers the option to receive mini-VSAT Broadband airtime and hardware for a single monthly charge. We expect mini-VSAT product sales to decline to the extent that customers select the new subscription service model as an alternative to purchasing mini-VSAT hardware.

Operating earnings for the mobile connectivity segment decreased $2.6 million or 55%, for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016. This decrease resulted primarily from a decrease in mobile connectivity product sales, a decrease in content and training service sales, and an increase in salaries and benefits, partially offset by an increase in mini-VSAT Airtime sales.

We anticipate that we will improve our service margins to the extent that customers adopt our mini-VSAT Broadband rate plans that provide customers with faster speeds with data caps. Additionally, we intend to seek to improve margins by lowering costs through increased network volume and lower-cost network capacity.

Inertial Navigation Segment

Net sales in the inertial navigation segment decreased $1.7 million, or 18%, for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016. Inertial navigation product sales decreased $2.0 million, or 22%, to $6.9 million for the three months ended September 30, 2017 from $8.9 million for the three months ended September 30, 2016. Specifically, TACNAV sales decreased $3.0 million, due to a large order that occurred in the third quarter of 2016. This decrease was partially offset by a $1.0 million increase in FOG product sales.

Inertial navigation service sales increased $0.3 million or 75%, to $0.7 million for the three months ended September 30, 2017 from $0.4 million for the three months ended September 30, 2016. The primary reason for the increase was a $0.4 million increase in contracted engineering services due to a new project that began in January 2017 and was completed in the third quarter of 2017. This increase was partially offset by a $0.1 million decrease in inertial navigation repair revenue.

We expect that TACNAV product sales will decline in 2017 compared with 2016 as the large international orders we are anticipating have not been received. However, it is challenging to forecast the specific timing that these or any TACNAV orders will be received and delivered to the customer, and it remains possible that the orders will be received and shipped in our fourth quarter, although we cannot be certain that the orders will be received at all. We expect to see good growth in our FOG product sales in 2017 as these products are incorporated into additional commercial applications. We also expect to see growth in contracted engineering service sales year over year.

Our operating earnings for the inertial navigation segment decreased $1.7 million, or 84%, for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016. This decrease is primarily due to a decrease in product sales, partially offset by a $0.2 million decrease in unfunded engineering costs and a $0.1 million decrease in commissions.

Unallocated

Certain corporate-level costs have not been allocated because they are not directly attributable to either segment. These costs primarily consist of broad corporate functions, including executive, legal, finance, information technology, and costs associated with corporate actions.

Unallocated operating loss increased $0.5 million, or 15%, for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016. The increase in the operating loss was primarily the result of an increase in salaries and associated compensation due to an increase in headcount.

Nine months ended September 30, 2017 and 2016
Net Sales
As discussed further under the heading "Segment Discussion" below, product sales decreased $11.2 million, or 21%, to $43.3 million for the nine months ended September 30, 2017 from $54.5 million for the nine months ended September 30, 2016, primarily due to a decrease in mobile connectivity product sales of $6.6 million and a decrease in inertial navigation product sales of $4.6 million. Service sales increased $0.1 million, or less than 1%, to $77.8 million for the nine months ended September 30, 2017 from $77.7 million for the nine months ended September 30, 2016, primarily due to an increase in inertial navigation service sales of $1.1 million, which was partially offset by a decrease in mobile connectivity service sales of $1.0 million.

Costs of Sales

Costs of sales decreased by $5.4 million, or 7%, in the nine months ended September 30, 2017 to $69.1 million from $74.5 million in the nine months ended September 30, 2016. The decrease in costs of sales was driven by a $5.3 million decrease in costs of product sales and a $0.1 million decrease in costs of service sales. As a percentage of net sales, costs of sales was 57% and 56% for the nine months ended September 30, 2017 and 2016, respectively.

For the nine months ended September 30, 2017, costs of product sales decreased by $5.3 million, or 15%, to $29.4 million from $34.7 million in the nine months ended September 30, 2016. As a percentage of product sales, costs of product sales were 68% and 64% for the nine months ended September 30, 2017 and 2016, respectively. Mobile connectivity costs of product sales decreased by $4.5 million, or 19%, due to a decrease in our mobile connectivity product sales. Mobile connectivity costs of product sales as a percentage of mobile connectivity product sales were 73% and 72% for the nine months ended September 30, 2017 and 2016, respectively. Inertial navigation costs of product sales decreased by $0.8 million, or 7%, primarily due to a $1.7 million decrease in our TACNAV costs of product sales partially offset by a $0.9 million increase in our FOG costs of product sales. Inertial navigation costs of product sales as a percentage of inertial navigation product sales were 60% and 51% for the nine months ended September 30, 2017 and 2016, respectively.

For the nine months ended September 30, 2017, costs of service sales decreased by $0.1 million, or less than 1%, to $39.7 million from $39.8 million for the nine months ended September 30, 2016. As a percentage of service sales, costs of service sales were 51% for both the nine months ended September 30, 2017 and 2016. Mobile connectivity costs of service sales decreased by $1.1 million, or 3%, primarily due to a $1.9 million decrease in content and learning costs of service sales, and a $0.3 million decrease in activations and other service sales, partially offset by a $1.1 million increase in airtime costs of service sales. Mobile connectivity costs of service sales as a percentage of mobile connectivity service sales were 51% and 52% for the nine months ended September 30, 2017 and 2016, respectively. Inertial navigation costs of service sales increased by $1.0 million, or 250%, due to an increase in contract engineering services revenues. Inertial navigation costs of service sales as a percentage of inertial navigation service sales were 54% and 27% for the nine months ended September 30, 2017 and 2016, respectively, due to the mix of services delivered.

Operating Expenses

Research and development expense for the nine months ended September 30, 2017 decreased by $0.1 million, or 1% to $11.7 million from $11.8 million for the nine months ended September 30, 2016. The primary reason for the decrease in research and development expense was a $1.0 million decrease in unfunded engineering expenses, partially offset by a $0.9 million increase in salaries and employee benefits. As a percentage of net sales, research and development expense for the nine months ended September 30, 2017 and 2016 was 10% and 9%, respectively.

Sales, marketing and support expense for the nine months ended September 30, 2017 decreased by $0.8 million, or 3%, to $25.1 million from $25.9 million for the nine months ended September 30, 2016. The decrease in sales, marketing and support expense primarily resulted from a $0.6 million decrease in warranty expense, and a $0.3 million decrease in external commissions, partially offset by a $0.1 million increase in salaries, employee benefits, and outside consulting. As a percentage of net sales, sales, marketing and support expense was 21% and 20% for the nine months ended September 30, 2017 and 2016, respectively.

General and administrative expense for the nine months ended September 30, 2017 increased by $1.7 million, or 8%, to $22.8 million from $21.1 million for the nine months ended September 30, 2016. The increase in general and administrative expense primarily resulted from an increase in salaries and associated compensation due to an increase in headcount. As a percentage of net sales, general and administrative expense for the nine months ended September 30, 2017 was 19% as compared to 16% for the nine months ended September 30, 2016.

Interest and Other Expense, Net

Interest income increased slightly to $0.5 million for the nine months ended September 30, 2017 from $0.4 million for the nine months ended September 30, 2016. Interest expense remained flat at $1.1 million for the nine months ended September 30, 2017 and 2016. Other (expense) income, net increased to an expense of $0.3 million from other income of a negligible amount, for the nine months ended September 30, 2017 and 2016, respectively, primarily due to an increase in foreign exchange losses from our UK operations.

Income Tax Expense (Benefit)

Income tax expense for the nine months ended September 30, 2017 was $0.8 million due to taxes related to income earned in foreign jurisdictions and no associated income tax benefit related to the loss incurred in the U.S. due to a full valuation allowance on our U.S. deferred tax assets. Income tax benefit of $1.0 million for the nine months ended September 30, 2016 was based on the estimated effective tax rate for fiscal 2016 and the impact of discrete items recorded in the quarter.

Segment Discussion - Nine months ended September 30, 2017 and 2016

Our net sales by segment for the nine months ended September 30, 2017 and 2016 were as follows:

			Change
	For the Nine Months Ended September 30,		2017 vs. 2016
	2017	2016	$	%
	(thousands)
Mobile connectivity sales:
Product	$25,938	$32,458	$(6,520)	(20)%
Service	75,145	76,150	(1,005)	(1)%
Net sales	$101,083	$108,608	$(7,525)	(7)%

Inertial navigation sales:
Product	$17,417	$22,006	$(4,589)	(21)%
Service	2,610	1,578	1,032	65%
Net sales	$20,027	$23,584	$(3,557)	(15)%

Operating earnings (loss) by segment for the nine months ended September 30, 2017 and 2016 were as follows:

			Change
	For the Nine Months Ended September 30,		2017 vs. 2016
	2017	2016	$	%
	(thousands)
Mobile connectivity	$5,327	$8,177	$(2,850)	(35)%
Inertial navigation	667	2,795	(2,128)	(76)%
	$5,994	$10,972	$(4,978)	(45)%
Unallocated	(13,633)	(12,026)	(1,607)	(13)%
Loss from operations	$(7,639)	$(1,054)	$(6,585)	(625)%

Mobile Connectivity Segment

Net sales in the mobile connectivity segment decreased $7.6 million, or 7%, for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. Mobile connectivity product sales decreased by $6.6 million, or 20%, to $25.9 million for the nine months ended September 30, 2017 from $32.5 million for the nine months ended September 30, 2016. The decrease was primarily due to a $5.8 million, or 20%, decrease in marine product sales and a $0.8 million, or 25%, decrease in sales of our land mobile connectivity products. The decrease was partly due to the receipt of a particularly large order in 2016, as well as the impact of the new AgilePlans subscription service. The hurricanes in the Caribbean and the Gulf of Mexico in the 2017 third quarter and inclement weather in the 2017 second quarter, particularly in the US East Coast region, also impacted our marine business as boat owners delayed the seasonal retrofitting of their vessels.

Mobile connectivity service sales decreased by $1.0 million, or 1%, to $75.2 million for the nine months ended September 30, 2017 from $76.2 million for the nine months ended September 30, 2016. The decrease was primarily due to a $2.8 million decrease in our content and training service revenue, which resulted primarily from exchange rate weakness arising from content and training service sales recorded in pounds sterling, a decrease in fleet subscribers and a large film contract that occurred in the third quarter of 2016, a $0.4 million decrease in Inmarsat service sales due to a decrease in Inmarsat airtime customers, and a $0.2 million decrease in activations and other service sales. Partially offsetting these decreases was a $2.4 million increase in mini-VSAT service sales driven by an increase in the number of installed mini-VSAT units and service offerings.

Operating earnings for the mobile connectivity segment decreased $2.9 million, or 35%, for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. This decrease was primarily the result of a decrease in product sales and associates costs, and a $2.6 million increase in employee salaries and benefits, partially offset by a $0.5 million decrease in external commissions and royalties due to lower sales and a $0.7 million decrease in warranty expense.

Inertial Navigation Segment

Net sales in the inertial navigation segment decreased $3.5 million, or 15%, for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. Inertial navigation product sales decreased $4.6 million, or 21%, to $17.4 million for the nine months ended September 30, 2017 from $22.0 million for the nine months ended September 30, 2016. Specifically, TACNAV sales decreased $6.5 million, primarily due to a large orders that shipped in the second and third quarters of 2016. This decrease was partially offset by a $1.9 million increase in FOG product sales.

Inertial navigation service sales increased $1.1 million, or 65%, to $2.6 million for the nine months ended September 30, 2017 from $1.5 million for the nine months ended September 30, 2016. The primary reason for the increase was a $1.5 million increase in contracted engineering services due to a new project that began in January 2017 and was completed in the third quarter of 2017. This increase was partially offset by a $0.4 million decrease in inertial navigation repair revenue.

Our operating earnings for the inertial navigation segment decreased $2.1 million, or 76%, for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. This decrease is primarily due to a decrease in product sales and associated costs, partially offset by a $0.6 million decrease in employee salaries and benefits and a $0.6 million decrease in unfunded engineering costs.

Unallocated

Unallocated operating loss increased $1.5 million, or 13%, for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. The increase in the operating loss was primarily the result of an increase in salaries and associated compensation due to an increase in headcount.

Backlog
Backlog is not a meaningful indicator for predicting revenue in future periods. Commercial resellers for our mobile connectivity products and FOG products do not carry extensive inventories and rely on us to ship products quickly. Generally due to the rapid delivery of our commercial products, our backlog for those products is not significant.
Our backlog for all products and services was $9.1 million and $8.9 million as of September 30, 2017 and December 31, 2016, respectively. As of September 30, 2017, $4.2 million of our backlog was scheduled for fulfillment in 2017, $4.0 million was scheduled for fulfillment in 2018, and $0.9 million was scheduled for fulfillment in 2019 through 2025.
Backlog consists of orders evidenced by written agreements and specified delivery dates for customers who are acceptable credit risks. We do not include satellite connectivity service sales in our backlog even though many of our satellite connectivity customers have signed annual or multi-year service contracts providing for a fixed monthly fee. Military orders included in backlog are generally subject to cancellation for the convenience of the customer. When orders are canceled, we generally recover actual costs incurred through the date of cancellation and the costs resulting from termination. As of September 30, 2017, our backlog included $2.4 million in orders that are subject to cancellation for convenience by the customer. Individual orders for guidance and stabilization products are often large and may require procurement of specialized long-lead components and allocation of manufacturing resources. The complexity of planning and executing larger orders generally requires customers to order well in advance of the required delivery date, resulting in backlog.
Liquidity and Capital Resources
Our primary liquidity needs are to fund general business requirements, including working capital requirements, capital expenditures, interest payments, and debt repayments. In recent years, we have funded our operations primarily from cash flows from operations, bank financing, and the proceeds received from exercises of stock options.
As of September 30, 2017, we had $43.7 million in cash, cash equivalents, and marketable securities, of which $19.1 million in cash and cash equivalents was held in local currencies by our foreign subsidiaries. Our foreign subsidiaries held no marketable securities as of September 30, 2017. As of September 30, 2017, we had $56.1 million in working capital.

Net cash provided by operations was $9.4 million for the nine months ended September 30, 2017 compared to net cash provided by operations of $19.0 million for the nine months ended September 30, 2016. The $9.6 million decrease in cash provided by operations was primarily due to a $8.8 million decrease in cash inflows relating to accounts receivable principally due to lower sales in the second quarter of 2017 as compared to the second quarter of 2016 that were paid in the third quarter of 2017 and the third quarter of 2016, respectively, a $8.6 million increase in net loss, a $1.3 million increase in cash outflows in inventories, a $1.8 million decrease in non-cash items and a $1.7 million decrease in cash inflows related to deferred revenue. Partially offsetting these items were a $4.5 million decrease in cash outflows relating to accrued other expenses, a $4.1 million decrease in cash outflows relating to accounts payable and a $2.7 million decrease in cash outflows related to prepaid expenses and a $1.5 million decrease in cash outflows related to other assets.
Net cash provided by investing activities was $7.1 million for the nine months ended September 30, 2017 compared to net cash used in investing activities of $10.9 million for the nine months ended September 30, 2016. The $18.0 million increase was principally the result of a $23.5 million decrease in net investments in available-for-sale marketable securities, which was partially offset by a $5.4 million increase in capital expenditures.
Net cash used in financing activities was $9.4 million for the nine months ended September 30, 2017 compared to net cash used in financing activities of $4.6 million for the nine months ended September 30, 2016. The $4.8 million increase in net cash used in financing activities is primarily attributable to a $5.1 million increase in repayments of our term loan in 2017 that we undertook in connection with the acquisition of Videotel in July 2014, a $0.6 million increase in repayments of long-term debt under our credit agreement and a $0.1 million increase in payments of employee restricted stock withholdings. These amounts were partially offset by a $0.9 million increase in proceeds from the exercise of stock options and the purchase of shares under our employee stock purchase plan.
Borrowing Arrangements
Principal Credit Facility
As of September 30, 2017, there was $44.9 million in aggregate principal amount outstanding under our principal credit facility. On July 1, 2014, we entered into a five-year senior secured credit facility with Bank of America, N.A., as administrative agent, and certain lenders for up to $80.0 million, including a term loan of $65.0 million and a revolving credit facility of up to $15.0 million. In March 2017, we amended the credit agreement to modify the Maximum Consolidated Leverage Ratio, the Applicable Rate, the Consolidated Fixed Charge Coverage Ratio (each as defined in the credit agreement) and the amortization schedule of the term loan, as well as to make certain other changes.
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
Borrowings under the revolver are subject to the satisfaction of numerous conditions precedent at the time of each borrowing, including the continued accuracy of our representations and warranties and the absence of any default under the credit agreement. As of September 30, 2017, there were no borrowings outstanding under the revolver, and the full balance of $15.0 million was available for borrowing.

The credit agreement contains two financial covenants, a Maximum Consolidated Leverage Ratio and a Minimum Consolidated Fixed Charge Coverage Ratio, each as defined in the credit agreement. The Maximum Consolidated Leverage Ratio may not be greater than 1.50:1.00. The Minimum Consolidated Fixed Charge Coverage Ratio may not be less than 1.25:1.00. In the March 2017 amendment, the definition of the Consolidated Fixed Charge Coverage Ratio was amended to include only maintenance capital expenditures, as defined. We were in compliance with these financial ratio debt covenants as of September 30, 2017.
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
Mortgage Loan
We have a $4.0 million mortgage loan related to our headquarters facility in Middletown, Rhode Island. The loan term is ten years, with a principal amortization of 20 years. The interest rate is based on the BBA LIBOR Rate (as defined in the loan agreement) plus 2.00 percentage points. The mortgage loan is secured by the underlying property and improvements. The monthly mortgage payment is approximately $14,000, plus interest, and increases in increments of approximately $1,000 each year over the life of the mortgage. Due to the difference in the term of the loan and amortization of the principal, a balloon payment of $2.6 million is due in April 2019. The loan contains one financial covenant, a Fixed Charge Coverage Ratio, which applies in the event that our consolidated cash, cash equivalents, and marketable securities balance falls below $25.0 million at any time. As our consolidated cash, cash equivalents, and marketable securities balance was above the minimum threshold throughout the nine months ended September 30, 2017, the Fixed Charge Coverage Ratio did not apply.
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
On November 26, 2008, our Board of Directors authorized a program to repurchase up to one million shares of our common stock. The share repurchase program is funded using our existing cash, cash equivalents, marketable securities and future cash flows. As of September 30, 2017, 341,000 shares of our common stock remain available for repurchase under the program. We did not purchase any shares of our common stock in the nine months ended September 30, 2017.

As of September 30, 2017, we held $43.7 million in cash, cash equivalents and marketable securities. We believe that our cash, cash equivalents and marketable securities, together with our other working capital and cash flows from operations, will be adequate to meet planned operating and capital requirements through at least the next twelve months. However, as the need or opportunity arises, we may seek to raise additional capital through public or private sales of securities or through additional debt financing. There are no assurances that we will be able to obtain any additional funding or that such funding will be available on terms acceptable to us.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our primary market risk exposures are interest rate risk and foreign currency exchange rate risk.
We are exposed to changes in interest rates because we finance certain operations through fixed and variable rate debt instruments.
We had $44.9 million in borrowings outstanding at September 30, 2017, at an interest rate equal to the LIBOR Daily Floating Rate plus 1.75% under our variable-rate credit facility. For more information regarding our credit facility, see Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Borrowing Arrangements. A hypothetical 10% increase or decrease in interest rates would have approximately a $0.1 million impact on our annual interest expense based on the $44.9 million outstanding at September 30, 2017 with an interest rate of 2.99%.
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
We are exposed to currency exchange rate fluctuations related to our subsidiary operations in the United Kingdom, Denmark, Norway, Brazil, Singapore, Hong Kong, Cyprus, Japan, Belgium, and the Netherlands. Certain transactions in these locations are made in the local currency, yet are reported in the U.S. dollar. For foreign currency exposures existing at September 30, 2017, a 10% unfavorable movement in the foreign exchange rates for our subsidiary locations would not expose us to material losses in earnings or cash flows.
From time to time, we have purchased foreign currency forward contracts. These forward contracts are intended to offset the impact of exchange rate fluctuations on cash flows of our foreign subsidiaries. Foreign exchange contracts are accounted for as cash flow hedges and are recorded on the balance sheet at fair value until executed. Changes in the fair value are recognized in earnings. We did not enter into any such contracts or have any such contracts outstanding during the nine months ended September 30, 2017.
The primary objective of our investment activities is to preserve principal and maintain liquidity, while at the same time maximizing income. We have not entered into any instruments for trading purposes. Some of the securities that we invest in may have market risk. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities that can include United States treasuries, certificates of deposit, investment grade asset-backed corporate securities, money market mutual funds, municipal bonds, and government agency and non-government debt securities. As of September 30, 2017, a hypothetical 100 basis-point increase in interest rates would have resulted in an immaterial decrease in the fair value of our investments that had maturities of greater than one year. Due to the conservative nature of our investments and the relatively short duration of their maturities, we believe this interest rate risk is substantially mitigated. As of September 30, 2017, 33% of the $8.3 million classified as available-for-sale marketable securities will mature or reset within one year. Accordingly, long-term interest rate risk is not considered material for our investment activities. We did not invest in any financial instruments denominated in foreign currencies as of September 30, 2017.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2017, the end of the period covered by this interim report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2017.
Changes in Internal Control over Financial Reporting
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated changes in our internal control over financial reporting that occurred during the third quarter of 2017. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer did not identify any change in our internal control over financial reporting during the third quarter of 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Our launch of a new high-throughput satellite network will cause us to incur significant additional operating costs and may create technical challenges and management distraction that may adversely affect our operating profit.

On November 1, 2017, we announced that we are launching a new high-throughput satellite, or HTS, communications service that will make use of Intelsat’s Global IntelsatOne Flex managed services and will also incorporate SKY-Perfect JSAT capacity. We currently operate a global network of leased satellite transponders and terrestrial teleports in cooperation with ViaSat, Inc.. We anticipate that the HTS network may eventually significantly reduce costs and enhance the capabilities of the satellite communications services that we offer to our customers. In the short term, however, we expect that the launch of the HTS network will result in additional operating costs resulting from the need to operate both the HTS network and the legacy network. The operation of the HTS network may also present technical challenges arising from Intelsat’s use of the relatively new iDirect Velocity technology for the coding and modulation of satellite signals. Further, the operational requirements associated with the HTS network are likely to require significant attention from our management, marketing, sales, and technical teams, potentially distracting them from other opportunities to further develop our services and increase our customer base. Finally, our current focus on the HTS network creates potential risks with respect to the continued operation of our existing satellite communications network and our contractual arrangement with ViaSat and satellite operators. The contractual arrangement with ViaSat and satellite operators will need to be phased out over a period of several years, but the reliability of the existing satellite network will need to be maintained during the entirety of the wind-down period.

Our financial results may be adversely affected by changes in accounting principles applicable to us.
Generally accepted accounting principles in the United States, or U.S. GAAP, are subject to modification and interpretation by the Financial Accounting Standards Board, or the FASB, the SEC, and other bodies formed to promulgate and interpret accounting principles. For example, in May 2014, the FASB issued Accounting Standards Codification Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), which substantially revised revenue recognition guidance under U.S. GAAP. We currently expect to implement this new revenue standard in the first quarter of 2018. Although we are still evaluating the total impact of this new standard, based on our preliminary analysis we believe the adoption of this new standard will have a material impact on our consolidated financial statements, including expected delays in recognition of revenue for certain mini-VSAT Broadband services and hardware contracts and expected balance sheet impacts relating to accounts receivable, contract assets and contract liabilities. These or other changes in accounting principles are expected to adversely affect our reported financial results, including a meaningful increase to our accumulated deficit upon adoption. Moreover, we designed our current system of internal controls to implement existing standards for revenue recognition, and we may encounter difficulties or make errors in modifying our internal controls to address the new standard. Any such difficulties or errors could lead to mistakes in, or delays in filing, our consolidated financial statements as well as deficiencies or weaknesses in our internal control over financial reporting and our disclosure controls and procedures, any of which could lead to additional accounting, legal and other expenses, potential restatements, loss of investor confidence, enforcement actions by governmental authorities, securities class actions and other adverse consequences.

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

We have historically sold a substantial portion of our TACNAV and FOG products and services to the U.S. government and its contractors. We are unable to predict the impact on our business of the change in Presidential administration, which may lead to an overall reduction in federal spending. A reduction in sales to the U.S. government or its contractors, whether due to lack of funding, for convenience or otherwise, or the occurrence of delays, could negatively impact our results of operations and financial condition.

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

As a result of our mini-VSAT Broadband network infrastructure, our cost of service sales includes certain fixed costs that do not generally vary with the volume of service sales, and we have almost no ability to reduce these fixed costs in the short term. These fixed costs have increased significantly each year as we have further expanded our network to accommodate additional subscriber demand and/or coverage areas, and we expect that this trend will continue in 2017 and beyond, particularly as we establish and expand a new high throughput satellite, or HTS, network. Sales of our TracPhone V-IP series products declined from 2015 to 2016, continuing through through the first 9 months of 2017. If sales of our TracPhone V-IP series products and the mini-VSAT Broadband service, including through our new AgilePlans subscription model, do not generate the level of revenue that we expect or if those revenues decline, our service gross margins may decline. As our market share has increased, we have also experienced a general increase in customer termination and suspension rates, compounded by accelerated declines in sales for vessels servicing the oil supply market with some bulk carriers, and lower unit sales of our mobile connectivity hardware, both in the United States and Europe. The failure to improve our mini-VSAT Broadband service gross margins and unit or subscriber sales would have a material adverse effect on our overall profitability.

Competition may limit our ability to sell our mobile connectivity products and services and inertial navigation products.

The mobile connectivity markets and defense navigation and inertial navigation markets in which we participate are very competitive, and we expect this competition to persist and intensify in the future. We may not be able to compete successfully against current and future competitors, which could impair our ability to sell our products and services. For example, improvements in the performance of lower-cost gyros by competitors could potentially jeopardize sales of our FOGs and FOG-based systems. As our market share in the mobile satellite communication market has grown, competition has intensified significantly, most notably from companies that seek to compete primarily on price. These companies may continue to implement price reductions and discounts for both products and services, which have required us to reduce our prices or offer discounts in order to maintain or increase our market share. Some of our VSAT competitors have also leveraged partnerships amongst themselves in order to capture larger combined market share. We anticipate that this trend of substantial competition will continue. Further, some of the companies that we depend on to supply us with capacity on satellite communications networks may vertically integrate by introducing their own products and services in competition with our products and services, thus potentially incentivizing them to refrain from providing satellite network capacity to us, or to make it available only on less favorable terms.

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

•
the infrastructure costs for potential customers to switch from an existing service provider to our service may create disincentives for customers to enter into agreements for our services, even if those services are more attractive or cost effective;

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

These factors periodically cause substantial fluctuations in sales of our TACNAV and FOG products and services from period to period. For example, TACNAV product sales decreased $3.0 million, or 64%, from the nine months ended September 30, 2016 to the nine months ended September 30, 2017, while sales of our TACNAV products increased $6.8 million, or 248%, from the nine months ended September 30, 2015 to the nine months ended September 30, 2016. Similarly, sales of our FOG products increased $1.9 million, or 16%, from the nine months ended September 30, 2016 to the nine months ended September 30, 2017, but sales of our FOG products decreased $0.7 million, or 5%, from the nine months ended September 30, 2015 to the nine months ended September 30, 2016. In October 2014, we received a $19.0 million TACNAV product and services contract with an international military customer which include program management and engineering services expected to be delivered through 2017 and hardware shipments that were completed in the third quarter of 2016, as well as out-year support services to be provided as part of this order. These large orders contribute to the unpredictability of our revenues from period to period. Government customers may change defense spending priorities at any time.

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

Fluctuating commercial sales of our inertial navigation products are making it more difficult to predict our future revenues. We have been marketing our inertial navigation products, particularly our FOG products and systems, to original equipment manufacturers for incorporation into commercial products, such as navigation and positioning systems for various applications, including precision mapping, dynamic surveying, self-driving and other autonomous vehicles, train location control and track geometry measurement systems, industrial robotics, and optical stabilization. Because we sell these products to original equipment manufacturers rather than end-users, we have less information about market trends and other developments affecting the buying patterns of end-users and, as a result, may be unable to forecast demand for these products accurately. Sales of FOGs for commercial applications increased from the nine months ended September 30, 2016 to the nine months ended September 30, 2017; however, sales can significantly increase or decrease quarter-to-quarter due to our customer mix. Moreover, sales of these products for commercial applications depend on the success of our customers’ products, and any decline in sales of our customers’ products would reduce demand for our products.

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

We currently offer our mini-VSAT Broadband service in the Americas, Europe, the Middle East, Africa, Asia-Pacific, and Australian and New Zealand waters. In the future, we may need to expand capacity, including under our new HTS network, in existing coverage areas to support our subscriber base. If we are unable to reach agreement with third-party satellite providers to support our mini-VSAT Broadband service and its technology or if transponder capacity is unavailable to meet growing demand in a given region, our ability to provide airtime services will be at risk and could reduce the attractiveness of our products and services.

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

We have significant operations in the United Kingdom, including the major portion of our KVH Media Group and Videotel operations. The June 2016 referendum supporting the exit of the United Kingdom from the European Union, or Brexit, is causing significant political uncertainty in both the United Kingdom and the European Union. For example, the United Kingdom recently experienced a transition of leadership in its principal political parties; Scotland may seek to remain in the European Union, either by seeking to block Brexit or by obtaining its independence from the United Kingdom; and other members of the European Union may also seek to depart from the European Union. The impact of Brexit and the resulting turmoil on the political and economic future of the United Kingdom and the European Union is uncertain, and we may be adversely affected in ways we do not currently anticipate. Brexit may result in a significant change in the British regulatory environment, which would likely increase our compliance costs. Customers and other businesses may curtail expenditures, including for purchases of our products and services. We may find it more difficult to conduct business in the United Kingdom and the European Union, as Brexit may result in increased restrictions on the movement of capital, goods and personnel. Depending on the outcome of negotiations between the United Kingdom and the European Union regarding the terms of Brexit, we may decide to relocate or otherwise alter our European operations to respond to the new business, legal, regulatory, tax and trade environments that may result. Brexit may materially and adversely affect our relationships with customers, suppliers and employees and could result in decreased revenue, increased expenses, higher tariffs and taxes, and lower earnings and cash flow.

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

We currently have, and will likely continue to have, a substantial amount of indebtedness. Our indebtedness could, among other things, make it more difficult for us to satisfy our financial obligations, require us to use a large portion of our cash flow from operations to repay and service our debt or otherwise create liquidity problems, limit our flexibility to adjust to market conditions, place us at a competitive disadvantage and expose us to interest rate fluctuations. As of September 30, 2017, we had total debt outstanding of $47.7 million, which included $44.9 million in aggregate principal amount of indebtedness outstanding under our term note that matures in 2019. As of September 30, 2017, there were no borrowings outstanding under the revolver and the full balance of $15.0 million was available for borrowing.

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

Our mobile satellite products currently depend on satellite services, gateway teleports and terrestrial networks provided by third parties, and a disruption in those services could adversely affect sales.

Our satellite antenna products include the equipment necessary to utilize satellite services; we do not own the satellites that directly provide two-way satellite communications or the terrestrial networks that interconnect our facilities with the satellite teleports that communicate with the satellites. We currently offer satellite television products compatible with the DIRECTV and DISH Network services in the United States, the Bell TV service in Canada, the Sky Mexico service and various other regional satellite TV services in other parts of the world.

SES, Eutelsat, Sky Perfect-JSAT, Telesat, EchoStar, Intelsat and Star One currently provide the satellite capacity to support the mini-VSAT Broadband service and our TracPhone V-IP series products. Intelsat also currently provides our C-Band satellite coverage. In addition, we have agreements with various teleports and Internet service providers around the globe to support the mini-VSAT Broadband service. The terrestrial fiber links that we use to connect with the Internet and to move our voice and data services between our facilities and the various satellite earth stations  that support our services are provided to us through numerous service providers, some of which have contractual relationships with our satellite service providers and not directly with us. We rely on Inmarsat for satellite communications services for our FleetBroadband- and FleetOne-compatible TracPhone products. We also have an arrangement with Iridium for additional satellite communications services that we make available to our customers as a backup option to provide communications redundancy with our primary service offerings.

We exercise little or no control over these third-party providers of satellite, teleport and terrestrial network services, which increases our vulnerability to problems with the services they provide. Due to our reliance on these service providers, when problems occur, it may be difficult to identify the source of the problem. Service disruption or outages, regardless of whether they are caused by our service, the equipment or services of our third-party service providers, or our customers’ or their equipment and systems, may result in loss of market acceptance of our service, and any necessary repairs or other remedial actions may cause us to incur significant costs and expenses. Any failure on the part of third-party service providers to achieve or maintain expected performance levels, stability and security could harm our relationships with our customers, result in claims for credits or damages, damage our reputation, significantly reduce customer demand for our solution and seriously harm our financial condition and operating results.

If customers become dissatisfied with the programming, pricing, service, availability or other aspects of any of these satellite services, or if any one or more of these services becomes unavailable for any reason, we could suffer a substantial decline in sales of our satellite products. There may be no alternative service provider available in a particular geographic area, and our modem or other technology may not be compatible with the technology of any alternative service provider that may be available. Even if available, delays caused by switching our technology to another service provider, if available, and qualifying this new service provider could materially harm our customer relationships, business, financial condition and operating results In addition, the unexpected failure of a satellite could disrupt the availability of programming and services, which could reduce the demand for, or customer satisfaction with, our products.

We rely upon spread spectrum communications technology developed by ViaSat and transmitted by third-party satellite providers to permit two-way broadband Internet via our TracPhone V-IP series antennas, and any disruption in the availability of this technology could adversely affect sales.

Our mini-VSAT Broadband service relies on spread spectrum technology developed by ViaSat, for use with satellite capacity controlled by SES, Eutelsat, Sky Perfect-JSAT, Telesat, Echostar, Intelsat and Star One. Our TracPhone two-way broadband satellite terminals combine our stabilized antenna technology with ViaSat’s ArcLight spread spectrum mobile broadband technology, along with ViaSat’s ArcLight spread spectrum modem. The ArcLight technology is also integrated within the satellite hubs that support this service. Sales of the TracPhone V-IP series products and our mini-VSAT Broadband service could be disrupted if we fail to receive approval from regulatory authorities to provide our spread spectrum service in the waters of various countries where our customers operate or if there are issues with the availability of the ArcLight maritime modems. Moreover, over the course of our ten-year agreement with ViaSat, which expires in 2018, satellite communications technology may continue to evolve, which could reduce the relative attractiveness of the technology we currently offer, and our technology may cease to be compatible with changes in satellite service offerings. As we transition to our new HTS service over the next several years, we may encounter technological challenges, increased expenses, customer dissatisfaction, inventory obsolescence, interruptions in supply, disruptions in current relationships or arrangements and unforeseen obstacles, any of which could have a material adverse effect on our mobile satellite business, revenues and profitability.

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

We depend on cloud-based data services operated by third parties, and any disruption in the operation of these services could harm our business.

We host some of our content services and business records using various cloud-based data services operated by third parties. Any failure or downtime in one of these services could affect a significant percentage of our customers. Although we control and have access to our servers and all of the components of our network that are located in our internal facilities and certain of our external data facilities, we do not control the operation of external facilities. The providers of our data management services have no obligation to renew their agreements with us on commercially reasonable terms, or at all. If we are unable to renew these agreements on commercially reasonable terms, or if one or more of our data management service providers is acquired, closes, suffers financial difficulty or is unable to meet our growing capacity needs, we may be required to transfer our data to other services, and we may incur significant costs and service interruptions in connection with doing so, which could harm our reputation with our customers and adversely affect our revenues and results of operations.

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

We market and sell our mobile connectivity products and services through an international network of independent retailers, chain stores and distributors, as well as to manufacturers of marine vessels, recreational vehicles and buses. Many of our distributors are also responsible for providing onsite support and installation for our products, which requires our distributors to employ highly skilled workers and maintain facilities in locations convenient to our customers, such as at maritime ports. We also expect our distributors to assist us in expanding internationally. Some of our distribution relationships are new, and our new distributors may not be successful in marketing and selling our products and services. In addition, our distribution partners do not have exclusive relationships with us and may sell products of other companies, including competing products, and are generally not required to purchase minimum quantities of our products. Our competitors may be able to cause our current or potential distributors to favor their services over ours, either through financial incentives, technological innovation, by offering a broader array of services to these service providers or otherwise, which could reduce the effectiveness of our use of these distributors. If we fail to maintain relationships with our current distributors, fail to develop relationships with new distributors in new and existing markets, or manage, train, or provide appropriate incentives to our existing distributors, or if our distributors are not successful in their sales efforts, sales of our products and services may decline and our operating results could be harmed.

Our international business operations expose us to a number of difficulties in coordinating our activities abroad and in dealing with multiple regulatory environments.

Historically, sales to customers outside the United States have accounted for a significant portion of our net sales, and our acquisitions of Videotel in July 2014 and KVH Media Group in May 2013 increased our sales in new foreign markets. We derived 61%, 63%, 67%, and 58% of our revenues in the nine months ended September 30, 2017 and the years ended December 31, 2016, 2015, and 2014, respectively, from sales to customers outside the United States. Sales to customers in Canada represented 11% and 10% of net sales for the years ended December 31, 2016 and 2015, respectively. Otherwise, no individual foreign country represented 10% or more of our consolidated net sales for the years ended December 31, 2016, 2015 and 2014. We have foreign sales offices in Denmark, the United Kingdom, Singapore, Hong Kong, Japan, Norway, Cyprus and the Philippines, as well as a subsidiary in Brazil that manages local sales. However, aside from these international sales offices, substantially all of our personnel and operations, particularly for our mobile connectivity equipment business and our inertial navigation business, are located in the United States. Our limited operations in foreign countries may impair our ability to compete successfully in international markets and to meet the service and support needs of our customers in countries where we have little to no infrastructure. We are subject to a number of risks associated with our international business activities, which may increase our costs and require significant management attention. Our acquisitions of Videotel and KVH Media Group have augmented these risks. These risks include:

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

As a result of our expanding international operations, we are subject to a number of legal requirements, including the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and the customs, export, trade sanctions and anti-boycott laws of the United States, including those administered by the U.S. Customs and Border Protection, the Bureau of Industry and Security, the Department of Commerce, the Department of State, and the Office of Foreign Assets Control of the Treasury Department, as well as those of other nations in which we do business. In addition, the governments of many of the countries where our customers use our products and services maintain licensing and regulatory requirements for the importation and use of satellite communications and reception equipment, including the use of such equipment in the country’s territorial waters, the transmission of satellite signals on certain radio frequencies, the transmission of voice over Internet services using such equipment, and, in some cases, the reception of certain video programming services. These laws and regulations are changing continuously, and compliance with these laws and regulations is complex. We incur significant costs identifying and maintaining compliance with applicable licensing and regulatory requirements. Our risks of non-compliance are heightened for acquired businesses that have historically been managed outside the United States, where these laws and regulations may not have applied to the same extent. Our assessment of compliance with these laws and regulations by businesses that we have acquired may not have uncovered instances of non-compliance, and we may face liability for such non-compliance. In addition, our training and compliance programs and our other internal control policies may be insufficient to protect us from acts committed by our employees, agents or third-party contractors. Any violation of these requirements by us or our employees, agents or third-party contractors may subject us to significant criminal and civil liability.

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

We are subject to FCC rules and regulations, and any non-compliance could subject us to FCC enforcement actions, fines, loss of licenses and possibly restrictions on our ability to operate or offer certain of our services.

The satellite communications industry is regulated by the Federal Communications Commission in the United States and, as a result, we are subject to existing and potential FCC regulations relating to privacy, contributions to the Universal Service Fund, or USF, and other requirements. If we do not comply with FCC rules and regulations, we could be subject to FCC enforcement actions, substantial fines, penalties, loss of licenses and possibly restrictions on our ability to operate or offer certain of our services. Any enforcement action by the FCC, which may be a public process, could hurt our reputation in the industry, possibly impair our ability to sell our services to customers and could harm our business and results of operations.

Reform of federal and state USF programs could increase the cost of our service to our customers, diminishing or eliminating our pricing advantage.

The FCC has been considering reform or other modifications to its USF program. The way we calculate our contribution to USF may change if the FCC engages in reform or adopt other modifications. In April 2012, the FCC released a Further Notice of Proposed Rulemaking to consider reforms to the manner in which companies like us contribute to the federal USF program. In general, the Further Notice of Proposed Rulemaking indicates that the FCC is considering changes to the companies that should contribute, how contributions should be assessed, and methods to improve the administration of the system. We cannot predict the outcome of this proceeding or its impact on our business at this time. The changes in the leadership of the U.S. Government resulting from the federal election in 2016 may renew interest in completing this proceeding.

Should the FCC adopt new contribution mechanisms or otherwise modify contribution obligations that increase our contribution burden, we will either need to raise the amount we currently collect from our customers to cover this obligation or absorb the costs, which would reduce our profit margins. The attractiveness of our services may also be reduced as compared to the services of those of our competitors that do not appear to contribute to USF, or do not do so to the same extent that we do.

Privacy concerns and domestic or foreign laws and regulations may reduce demand for our services, increase our costs and harm our business.

Our company and our customers can potentially use our services to collect, use and store information, including personally identifiable information or other information treated as confidential, regarding the content and manner of usage of our services by them, their employees and maritime crews. Federal, state and foreign governments and agencies have adopted, are considering adopting, or may adopt laws and regulations regarding the collection, use, storage and disclosure of such information obtained from consumers and individuals. The costs of compliance with, and other burdens imposed by, such laws and regulations that are applicable to us and the operations of our customers may limit the use and adoption of our services and reduce overall demand, and any non-compliance with these laws and regulations could lead to significant fines, penalties or other regulatory liabilities such as orders or consent decrees forcing us to modify our privacy practices, as well as reputational damage or third-party lawsuits seeking damages or other relief.

Domestic and international legislative and regulatory initiatives may harm our ability, and the ability of our customers, to process, handle, store, use and transmit information, including demographic and personally identifiable information or other information treated as confidential, regarding individual users of the services, which could reduce demand for some of our services, increase our costs and force us to change our business practices. These laws and regulations are still evolving and are likely to be in flux and subject to uncertain interpretation for the foreseeable future. Our business could be harmed if legislation or regulations are adopted, interpreted or implemented in a manner that is inconsistent from country to country and inconsistent with our current policies and practices, or those of our customers. In addition, foreign data protection, privacy, and consumer protection laws and regulations are often more stringent than those in the United States. In particular, the European Union and its member states traditionally have imposed greater legal obligations on companies that collect and process personal data.

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

Our stock price has historically been volatile. During the period from January 1, 2014 to September 30, 2017, the trading price of our common stock ranged from $7.31 to $15.79. Many factors may cause the market price of our common stock to fluctuate, including:

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

We are subject to income taxes and other taxes in both the U.S. and the foreign jurisdictions in which we currently operate. The determination of our worldwide provision for income taxes and current and deferred tax assets and liabilities requires significant judgment and estimation. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. We are subject to regular review and audit by both domestic and foreign tax authorities and to the prospective and retrospective effects of changing tax regulations and legislation. The new Presidential administration and Congress have expressed an intent to revise the federal tax code, and we are currently unable to predict the impact of any revisions on our tax position or tax obligations. Although we believe our tax estimates are reasonable, the ultimate tax outcome may materially differ from the tax amounts recorded in our consolidated financial statements and may materially affect our income tax benefit or expense, net loss or income, and cash flows in the period in which such determination is made. As of September 30, 2017, we had liabilities for uncertain tax positions of $1.5 million.

Deferred tax assets are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating losses and tax credit carry forwards. In certain instances, a valuation allowance may be recorded to reduce certain deferred tax assets to estimated realizable value. We review our deferred tax assets and valuation allowance requirements on a quarterly basis. If, during our quarterly reviews of our deferred tax assets, we determine that it is more likely than not that we will not be able to generate sufficient future taxable income to realize the net carrying value of deferred tax assets, we will record a valuation allowance to reduce the tax assets to estimated realizable value, which could result in a material income tax charge. As part of our review, we consider positive and negative evidence, including cumulative results of recent years. As a result of negative evidence, principally three years of cumulative pre-tax operating losses as of December 31, 2016, we concluded that it was more likely than not that certain of our deferred tax assets were not realizable and therefore, recorded a full valuation allowance of $6.8 million against these deferred tax assets as of December 31, 2016. We have also recorded additional valuation allowances of $4.4 million related to net operating losses and tax credits incurred in certain jurisdictions for the nine months ended September 30, 2017.

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

We are subject to the SEC's disclosure requirements for public companies that manufacture, or contract to manufacture, products for which certain minerals and their derivatives, namely tin, tantalum, tungsten and gold, known as “conflict minerals,” are necessary to the functionality or production of those products. These regulations require us to determine which of our products contain conflict minerals and, if so, to perform an extensive inquiry into our supply chain in an effort to determine whether or not such conflict minerals originate from the Democratic Republic of Congo, or DRC, or an adjoining country. In May 2017, the European Union adopted the Conflict Minerals Regulation, which will take effect in 2021, may apply to us and may impose more extensive requirements than those adopted by the SEC. We may incur increased costs to comply with these disclosure requirements, including costs related to determining the source of any of the relevant minerals used in our products, which would adversely affect our results of operations. Because our supply chain is complex, the country of origin inquiry and due diligence procedures that we implement may not enable us to ascertain the origins of any conflict minerals that we use or determine that these minerals did not originate from the DRC or an adjoining country, which may harm our reputation with customers, investors, non-governmental organizations or others and lead to a decline in our stock price. In the conflict minerals report that we filed in 2017, we concluded that the origins of the relevant conflict minerals we used in 2016 were “DRC conflict undeterminable,” as a result of which we were not required to obtain an independent private sector audit of our conflict minerals report. The temporary rules permitting issuers to report that the origins of the conflict minerals they use are “DRC conflict undeterminable” have expired; however, in recent litigation, portions of the conflict mineral rules were found to be unconstitutional, and the SEC staff has indicated that it will not recommend enforcement action for certain failures to comply with the rules, including the requirement to obtain an independent private sector audit in certain cases. We currently do not expect to obtain any such audit for future conflict minerals reports, and our expenses could increase if the SEC or its staff modifies the rules or its enforcement position. We may also face difficulties in satisfying customers who may require that our products be certified as DRC conflict-free, which could harm our relationships with these customers and lead to a loss of revenue. These requirements could also have the effect of limiting the pool of suppliers from which we source these minerals, and we may be unable to obtain conflict-free minerals at competitive prices, which could increase our costs and adversely affect our manufacturing operations and our profitability.

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
On November 26, 2008, our Board of Directors authorized a program to repurchase up to one million shares of our common stock. As of September 30, 2017, 341,000 shares of common stock remain available for repurchase under the program. The repurchase program is funded using our existing cash, cash equivalents, marketable securities, and future cash flows. Under the repurchase program, at management’s discretion, we may repurchase shares on the open market from time to time, in privately negotiated transactions or block transactions, or through an accelerated repurchase agreement. The timing of such repurchases depends on availability of shares, price, market conditions, alternative uses of capital, and applicable regulatory requirements. The program may be modified, suspended or terminated at any time without prior notice. The repurchase program has no expiration date. There were no other repurchase programs outstanding during the three months ended September 30, 2017, and no repurchase programs expired during the period.
We did not repurchase any shares of our common stock in open market transactions during the three months ended September 30, 2017.
During the three months ended September 30, 2017, no vested restricted shares were surrendered to us in satisfaction of tax withholding obligations.

ITEM 5.    OTHER INFORMATION

On November 1, 2017, our board of directors adopted amended and restated by-laws. The principal modifications to the by-laws effected an updating of our advance notice by-laws, included in Sections 3.7 and 4.8 of the by-laws, to more closely align with current practices. We last amended our advance notice by-laws more than a decade ago. The amended and restated by-laws became effective immediately upon adoption.

Sections 3.7 and 4.8 already required stockholders intending to propose business or make a nomination for director at the annual meeting to give us timely advance written notice of such business or nomination. The amendments modified Sections 3.7 and 4.8 to provide that such notice must be given not later than the close of business on the 90th day prior to the Specified Date (as defined in the by-laws) nor earlier than the 120th day prior to the Specified Date. The amendments did not change the definition of the Specified Date, which is the first Wednesday in May in each year (unless that day is a legal holiday). The amendments also require that the proponent be a stockholder at the time of the meeting as well as the time of the notice.

For our annual meeting in 2018, the Specified Date is May 2, 2018. Accordingly, in order to bring any business before, or nominate any person for election as a director at, the 2018 annual meeting in accordance with our amended by-laws, a stockholder must deliver the requisite notice to us no later than the close of business on February 1, 2018 and no earlier than January 2, 2018. Further, our by-laws already provided that, if we hold our annual meeting before the Specified Date, then unless we give a specified amount of notice or prior public disclosure of the date of the meeting, stockholders will also have the opportunity to give the requisite notice not later than the close of business on the tenth day after the earlier of (1) the day on which we mail notice of the date of the meeting and (2) the day on which we publicly disclose the date of the meeting. The amendments increased the specified amount of notice or prior public disclosure that we must provide from 70 days to 105 days.

The amendments further modified Sections 3.7 and 4.8 to require stockholders to provide us with additional information in connection with any proposal or nomination. This information includes the text of any proposal; a description of any material interests of affiliates and associates in any proposal; a description of any compensation, reimbursement or indemnification arrangements between the proponent and any nominee; information about persons known to support any nominee; and disclosure of derivative or short positions, profits interests, options, hedging transactions, borrowed or loaned shares or other agreements, arrangements or understandings the effect or intent of which is to mitigate loss, manage risk or benefit from changes in prices of our capital stock or increase or decrease voting power in our stock.

The amendments provide that, if the proponent does not appear at the annual meeting or send a qualified representative to propose its business or make its nomination, such business will not be transacted and such nomination will be disregarded. Lastly, the amendments define certain terms, including “public disclosure,” “affiliate,” “associate,” “beneficially owned” and “qualified representative,” and make other technical and conforming changes.

The foregoing description of the amendments does not purport to be complete and is qualified in its entirety by reference to the full text of the amended by-laws, a copy of which is attached hereto as Exhibit 3.2 and is incorporated herein by reference.

ITEM 6.    EXHIBITS
Exhibits:

Exhibit No.	Description	Filed with this Form 10-Q	Incorporated by Reference
			Form	Filing Date	Exhibit No.
3.1	Amended and Restated Certificate of Incorporation, as amended		10-Q	August 6, 2010	3.1

3.2	Amended and Restated Bylaws	X

4.1	Specimen certificate for the common stock		S-1/A	March 22, 1996	4.1

31.1	Rule 13a-14(a)/15d-14(a) certification of principal executive officer	X

31.2	Rule 13a-14(a)/15d-14(a) certification of principal financial officer	X

32.1	Section 1350 certification of principal executive officer and principal financial officer	X

101
The following financial information from KVH Industries, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets (unaudited), (ii) the Consolidated Statements of Operations (unaudited), (iii) the Consolidated Statements of Comprehensive Income (Loss) (unaudited), (iv) the Consolidated Statements of Cash Flows (unaudited), and (v) the Notes to Consolidated Financial Statements (unaudited).
X

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 1, 2017

KVH Industries, Inc.

By:	/s/ DONALD W. REILLY
Donald W. Reilly
(Duly Authorized Officer and Chief Financial Officer)

Exhibit Index

Exhibit No.	Description	Filed with this Form 10-Q	Incorporated by Reference
			Form	Filing Date	Exhibit No.
3.1	Amended and Restated Certificate of Incorporation, as amended		10-Q	August 6, 2010	3.1

3.2	Amended and Restated Bylaws	X

4.1	Specimen certificate for the common stock		S-1/A	March 22, 1996	4.1

31.1	Rule 13a-14(a)/15d-14(a) certification of principal executive officer	X

31.2	Rule 13a-14(a)/15d-14(a) certification of principal financial officer	X

32.1	Section 1350 certification of principal executive officer and principal financial officer	X

101
The following financial information from KVH Industries, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets (unaudited), (ii) the Consolidated Statements of Operations (unaudited), (iii) the Consolidated Statements of Comprehensive Income (Loss) (unaudited), (iv) the Consolidated Statements of Cash Flows (unaudited), and (v) the Notes to Consolidated Financial Statements (unaudited).
X