Form 10-Q
period 2018-06-30
KVH INDUSTRIES INC \DE\
filed 2018-08-02
CIK 1007587

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Date	Class	Outstanding shares
July 31, 2018	Common Stock, par value $0.01 per share	17,664,348

KVH INDUSTRIES, INC. AND SUBSIDIARIES
Form 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1.    Financial Statements
KVH INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share and share amounts)

	June 30, 2018	December 31, 2017
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$34,537	$34,596
Marketable securities	335	8,319
Accounts receivable, net of allowance for doubtful accounts of $2,489 and $2,852 as of June 30, 2018 and December 31, 2017, respectively	29,837	28,316
Inventories	22,912	22,732
Prepaid expenses and other current assets	3,339	3,816
Current contract assets	3,419	—
Total current assets	94,379	97,779
Property and equipment, less accumulated depreciation of $54,096 and $51,099 as of June 30, 2018 and December 31, 2017, respectively	50,069	43,521
Intangible assets, less accumulated amortization of $22,799 and $20,656 as of June 30, 2018 and December 31, 2017, respectively	12,743	15,120
Goodwill	33,237	33,872
Other non-current assets	6,735	5,927
Non-current contract assets	6,266	—
Non-current deferred income tax asset	198	20
Total assets	$203,627	$196,239
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,775	$15,736
Accrued compensation and employee-related expenses	4,866	5,358
Accrued other	8,289	9,210
Accrued product warranty costs	2,039	2,074
Deferred revenue	—	6,919
Current portion of long-term debt	4,990	2,482
Contract liabilities	11,051	—
Liability for uncertain tax positions	1,444	1,570
Total current liabilities	49,454	43,349
Other long-term liabilities	2,213	19
Long-term contract liabilities	8,374	—
Long-term debt, excluding current portion	38,575	44,572
Non-current deferred income tax liability	2,580	2,634
Total liabilities	$101,196	$90,574
Commitments and contingencies (Note 2, 10, 12, and 19)
Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 1,000,000 shares; none issued	—	—
Common stock, $0.01 par value. Authorized 30,000,000 shares; 18,936,639 and 18,787,816 shares issued at June 30, 2018 and December 31, 2017, respectively; and 17,654,217 and 17,128,825 shares outstanding at June 30, 2018 and December 31, 2017, respectively	189	188
Additional paid-in capital	137,508	134,361
Accumulated deficit	(12,401)	(4,417)
Accumulated other comprehensive loss	(12,701)	(11,317)
	112,595	118,815
Less: treasury stock at cost, common stock, 1,282,422 and 1,658,991 shares as of June 30, 2018 and December 31, 2017, respectively	(10,164)	(13,150)
Total stockholders’ equity	102,431	105,665
Total liabilities and stockholders’ equity	$203,627	$196,239

See accompanying Notes to Unaudited Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except earnings per share amounts, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Sales:
Product	$16,162	$14,323	$30,154	$29,186
Service	27,230	26,126	53,339	51,474
Net sales	43,392	40,449	83,493	80,660
Costs and expenses:
Costs of product sales	10,094	9,295	19,017	19,834
Costs of service sales	15,498	13,094	29,314	26,362
Research and development	3,565	3,761	7,499	7,708
Sales, marketing and support	8,494	8,124	17,435	16,864
General and administrative	6,928	7,543	14,595	15,730
Total costs and expenses	44,579	41,817	87,860	86,498
Loss from operations	(1,187)	(1,368)	(4,367)	(5,838)
Interest income	155	159	303	325
Interest expense	428	349	837	702
Other income (expense), net	446	(112)	172	(180)
Loss before income tax expense	(1,014)	(1,670)	(4,729)	(6,395)
Income tax expense	329	356	507	516
Net loss	$(1,343)	$(2,026)	$(5,236)	$(6,911)

Net loss per common share
Basic and diluted	$(0.08)	$(0.12)	$(0.31)	$(0.42)
Weighted average number of common shares outstanding:
Basic and diluted	17,140	16,446	16,942	16,354

See accompanying Notes to Unaudited Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net loss	$(1,343)	$(2,026)	$(5,236)	$(6,911)
Other comprehensive (loss) income, net of tax:
Unrealized (loss) gain on available-for-sale securities	—	(3)	1	(3)
Foreign currency translation adjustment	(3,866)	2,440	(1,422)	3,041
Unrealized gain on derivative instruments, net	15	18	37	45
Other comprehensive (loss) income, net of tax(1)	(3,851)	2,455	(1,384)	3,083
Total comprehensive (loss) income	$(5,194)	$429	$(6,620)	$(3,828)

(1) Tax impact was nominal for all periods.

See accompanying Notes to Unaudited Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Six Months Ended
	June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(5,236)	$(6,911)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Provision for doubtful accounts	129	294
Depreciation and amortization	6,288	5,477
Deferred income taxes	24	—
Loss on sale of fixed assets	—	3
Compensation expense related to stock-based awards and employee stock purchase plan	1,592	1,812
Unrealized currency translation gain	(212)	(119)
Changes in operating assets and liabilities:
Accounts receivable	(1,719)	4,051
Inventories	(137)	(2,661)
Prepaid expenses, other current assets, and current contract assets	230	(49)
Other non-current assets and non-current contract assets	(1,252)	(577)
Accounts payable	908	2,345
Deferred revenue, contract liabilities, and long-term contract liabilities	527	3,004
Accrued compensation, product warranty, and other	(2,331)	397
Other long-term liabilities	(9)	(294)
Net cash (used in) provided by operating activities	$(1,198)	$6,772
Cash flows from investing activities:
Capital expenditures	(7,461)	(6,809)
Cash paid for acquisition of intangible asset	—	(50)
Purchases of marketable securities	(2,036)	(7,348)
Maturities and sales of marketable securities	10,020	19,286
Net cash provided by investing activities	$523	$5,079
Cash flows from financing activities:
Repayments of long-term debt	(89)	(1,561)
Repayments of term note borrowings	(3,400)	(8,200)
Payment of employee restricted stock withholdings	—	(392)
Proceeds from stock options exercised and employee stock purchase plan	101	1,268
Sale of treasury stock	4,500	—
Payment of capital lease	(258)	—
Net cash provided by (used in) financing activities	$854	$(8,885)
Effect of exchange rate changes on cash and cash equivalents	(238)	1,043
Net (decrease) increase in cash and cash equivalents	(59)	4,009
Cash and cash equivalents at beginning of period	34,596	26,422
Cash and cash equivalents at end of period	$34,537	$30,431
Supplemental disclosure of non-cash investing activities:
Changes in accrued other and accounts payable related to property and equipment additions	$624	$1,452
Deferred purchase price consideration related to asset acquisition included in accrued expenses	$—	$50

See accompanying Notes to Unaudited Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited, all amounts in thousands except per share amounts)

(1)    Description of Business

KVH Industries, Inc. (together with its subsidiaries, the Company or KVH) is a leading manufacturer of solutions that provide global high-speed Internet, television, and voice services via satellite to mobile users at sea and on land. KVH is also a leading provider of commercially licensed entertainment, including news, sports, music, and movies, to commercial and leisure customers in the maritime, hotel, and retail markets. In addition, the Company develops and distributes training films and eLearning computer-based training courses to commercial maritime customers. KVH is also a premier manufacturer of high-performance navigational sensors and integrated inertial systems for defense and commercial applications. KVH’s reporting segments are as follows:

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

The consolidated financial statements have not been audited by the Company’s independent registered public accounting firm and include all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations, and cash flows for the periods presented. These consolidated financial statements do not include all disclosures associated with annual financial statements and accordingly should be read in conjunction with the Company’s consolidated financial statements and related notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2017 filed on March 2, 2018 with the Securities and Exchange Commission. The results for the three and six months ended June 30, 2018 are not necessarily indicative of operating results for the remainder of the year.

Significant Estimates and Assumptions and Other Significant Non-Recurring Transactions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of sales and expenses during the reporting periods. As described in the Company’s annual report on Form 10-K, the most significant estimates and assumptions by management affect the Company’s revenue recognition, valuation of accounts receivable, valuation of inventory, valuations and deferred purchase price consideration related to asset acquisition, expected future cash flows including growth rates, discount rates, terminal values and other assumptions and estimates used to evaluate the recoverability of long-lived assets and goodwill, estimated fair values of long-lived assets, including goodwill, amortization methods and periods, certain accrued expenses and other related charges, stock-based compensation, contingent liabilities, key valuation assumptions for its share-based awards, estimated fulfillment costs for warranty obligations, tax reserves and recoverability of the Company’s net deferred tax assets and related valuation allowance. The Company has reviewed these estimates and determined that these remain the most significant estimates for the six months ended June 30, 2018.

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

ASC Update No. 2018-07

In June 2018, the FASB issued ASC Update No. 2018-07, Compensation-Stock Compensation (Topic 718) Improvements to Nonemployee Share-Based Payment Accounting. The update is effective for annual periods beginning on or after December 15, 2018. Early adoption is permitted. The purpose of Update No. 2018-07 is to expands the scope of the employee share-based payments guidance to include share-based payments issued to nonemployees. The Company expects that the adoption of this standard will only affect, on a prospective basis, the manner in which the Company evaluates any changes to the terms or conditions of its share-based payment awards.

There are no other recent accounting pronouncements issued by the FASB that are expected to have a material impact on the Company's financial statements.

(4)	Marketable Securities
Marketable securities as of June 30, 2018 and December 31, 2017 consisted of the following:

June 30, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market mutual funds	$335	$—	$—	$335
Total marketable securities designated as available-for-sale	$335	$—	$—	$335

December 31, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market mutual funds	$7,318	$—	$—	$7,318
Certificates of deposit	1,002	—	(1)	1,001
Total marketable securities designated as available-for-sale	$8,320	$—	$(1)	$8,319
The amortized costs and fair value of marketable securities as of June 30, 2018 and December 31, 2017 are shown below by effective maturity. Effective maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

June 30, 2018	Amortized Cost	Fair Value
Due in less than one year	$—	$—
December 31, 2017	Amortized Cost	Fair Value
Due in less than one year	$1,002	$1,001
Interest income from marketable securities was $3 and $30 during the three months ended June 30, 2018 and 2017, respectively, and $15 and $61 during the six months ended June 30, 2018 and 2017, respectively.

(5)     Stockholder's Equity
(a) Stock Equity and Incentive Plan
The Company recognizes stock-based compensation in accordance with the provisions of ASC Topic 718, Compensation-Stock Compensation. Stock-based compensation expense, excluding compensation charges related to our employee stock purchase plan, or the ESPP, was $725 and $849 for the three months ended June 30, 2018 and 2017, respectively, and $1,568 and $1,792 for the six months ended June 30, 2018 and 2017, respectively. As of June 30, 2018, there was $2,861 of total unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted-average period of 3.14 years. As of June 30, 2018, there was $4,232 of total unrecognized compensation expense related to restricted stock awards, which is expected to be recognized over a weighted-average period of 2.56 years.

Stock Options

During the three months ended June 30, 2018, 13 stock options were exercised for common stock. Additionally, during the three months ended June 30, 2018, 401 stock options were granted and 76 stock options expired, were canceled or were forfeited.

During the six months ended June 30, 2018, 13 stock options were exercised for common stock, none of which was delivered to the Company as payment for the exercise price or related minimum tax withholding obligations. Additionally, during the six months ended June 30, 2018, 401 stock options were granted with a weighted average grant date fair value of $3.82 per share and 87 stock options expired, were canceled or were forfeited. The Company has estimated the fair value of each option grant on the date of grant using the Black-Scholes option-pricing model. The weighted average assumptions utilized to determine the fair value of options granted during the six months ended June 30, 2018 and 2017 were as follows:

	Six Months Ended June 30,
	2018	2017
Risk-free interest rate	2.81%	1.96%
Expected volatility	36.60%	35.53%
Expected life (in years)	4.29	4.22
Dividend yield	0%	0%

As of June 30, 2018, there were 1,368 options outstanding with a weighted average exercise price of $10.37 per share and 395 options exercisable with a weighted average exercise price of $11.10 per share.

Restricted Stock

During the three months ended June 30, 2018, 134 shares of restricted stock were granted with a weighted average grant date fair value of $11.30 per share and 15 shares of restricted stock were forfeited. Additionally, during the three months ended June 30, 2018, 49 shares of restricted stock vested, of which no shares of common stock were surrendered to the Company as payment by employees in lieu of cash to satisfy minimum tax withholding obligations in connection with the vesting of restricted stock.

During the six months ended June 30, 2018, 154 shares of restricted stock were granted with a weighted average grant date fair value of $11.13 per share and 19 shares of restricted stock were forfeited. Additionally, during the six months ended June 30, 2018, 237 shares of restricted stock vested, of which no shares of common stock were surrendered to the Company as payment by employees in lieu of cash to satisfy minimum tax withholding obligations in connection with the vesting of restricted stock and these shares were immediately retired.

As of June 30, 2018, there were 503 shares of restricted stock outstanding still subject to service-based vesting conditions.

As of June 30, 2018, the Company had no shares of restricted stock that were subject to performance-based or market-based vesting conditions.

(b) Employee Stock Purchase Plan

The Company's Amended and Restated 1996 Employee Stock Purchase Plan (ESPP) affords eligible employees the right to purchase common stock, via payroll deductions, through various offering periods at a purchase price equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. During the three and six months ended June 30, 2018, no shares were issued under the ESPP plan. During the three and six months ended June 30, 2017, 26 and 26 shares were issued under the ESPP plan, respectively. The Company recorded compensation charges related to the ESPP of $14 and $3 for the three months ended June 30, 2018 and 2017, respectively, and $24 and $20 for the six months ended June 30, 2018 and 2017, respectively.

(c) Stock-Based Compensation Expense

The following table presents stock-based compensation expense, including expense for the ESPP, in the Company's consolidated statements of operations for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Cost of product sales	$11	$72	$82	$154
Cost of service sales	—	1	—	1
Research and development	149	170	319	359
Sales, marketing and support	166	221	347	489
General and administrative	413	388	844	809
	$739	$852	$1,592	$1,812
(d) Accumulated Other Comprehensive Loss

Comprehensive income (loss) includes net income (loss), unrealized gains and losses from foreign currency translation, unrealized gains and losses from available for sale marketable securities and changes in fair value related to interest rate swap derivative instruments, net of tax attributes, which were not material. The components of the Company’s comprehensive income (loss) and the effect on earnings for the periods presented are detailed in the accompanying consolidated statements of comprehensive income (loss).

The balances for the three months ended June 30, 2018 and 2017 are as follows:

	Foreign Currency Translation	Unrealized Gain (Loss) on Available for Sale Marketable Securities	Interest Rate Swaps	Total Accumulated Other Comprehensive Loss
Balance, March 31, 2018	$(8,803)	$—	$(47)	$(8,850)
Other comprehensive (loss) income before reclassifications	(3,866)	—	3	(3,863)
Amounts reclassified from AOCI to Other income, net	—	—	12	12
Net other comprehensive (loss) income, June 30, 2018	(3,866)	—	15	(3,851)
Balance, June 30, 2018	$(12,669)	$—	$(32)	$(12,701)

	Foreign Currency Translation	Unrealized Gain (Loss) on Available for Sale Marketable Securities	Interest Rate Swaps	Total Accumulated Other Comprehensive Loss
Balance, March 31, 2017	$(16,050)	$—	$(131)	$(16,181)
Other comprehensive income (loss) before reclassifications	2,440	(3)	(1)	2,436
Amounts reclassified from AOCI to Other income, net	—	—	19	19
Net other comprehensive income (loss), June 30, 2017	2,440	(3)	18	2,455
Balance, June 30, 2017	$(13,610)	$(3)	$(113)	$(13,726)

The balances for the six months ended June 30, 2018 and 2017 are as follows:

	Foreign Currency Translation	Unrealized Gain (Loss) on Available for Sale Marketable Securities	Interest Rate Swaps	Total Accumulated Other Comprehensive Loss
Balance, December 31, 2017	$(11,247)	$(1)	$(69)	$(11,317)
Other comprehensive (loss) income before reclassifications	(1,422)	1	10	(1,411)
Amounts reclassified from AOCI to Other income, net	—	—	27	27
Net other comprehensive (loss) income, June 30, 2018	(1,422)	1	37	(1,384)
Balance, June 30, 2018	$(12,669)	$—	$(32)	$(12,701)

	Foreign Currency Translation	Unrealized Gain (Loss) on Available for Sale Marketable Securities	Interest Rate Swaps	Total Accumulated Other Comprehensive Loss
Balance, December 31, 2016	$(16,651)	$—	$(158)	$(16,809)
Other comprehensive income (loss) before reclassifications	3,041	(3)	4	3,042
Amounts reclassified from AOCI to Other income, net	—	—	41	41
Net other comprehensive income (loss), June 30, 2017	3,041	(3)	45	3,083
Balance, June 30, 2017	$(13,610)	$(3)	$(113)	$(13,726)

For additional information, see Note 4, "Marketable Securities," and Note 17, "Derivative Instruments and Hedging Activities."

(6)     Net Loss per Common Share

Basic net loss per share is calculated based on the weighted average number of common shares outstanding during the period. Diluted net loss per share incorporates the dilutive effect of common stock equivalent options, warrants and other convertible securities, if any, as determined with the treasury stock accounting method. For the three and six months ended June 30, 2018, since there was a net loss, the Company excluded all 634 and 805, respectively, in outstanding stock options and non-vested restricted shares from its diluted loss per share calculation, as inclusion of these securities would have reduced the net loss per share. For the three and six months ended June 30, 2017, since there was a net loss, the Company excluded all 1,207 and 960, respectively, in outstanding stock options and non-vested restricted shares from its diluted loss per share calculation, as inclusion of these securities would have reduced the net loss per share.

A reconciliation of the basic and diluted weighted average common shares outstanding is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Weighted average common shares outstanding—basic	17,140	16,446	16,942	16,354
Dilutive common shares issuable in connection with stock plans	—	—	—	—
Weighted average common shares outstanding—diluted	17,140	16,446	16,942	16,354

(7)     Inventories

Inventories are stated at the lower of cost and net realizable value using the first-in first-out costing method. Inventories as of June 30, 2018 and December 31, 2017 include the costs of material, labor, and factory overhead. Components of inventories consist of the following:

	June 30, 2018	December 31, 2017
Raw materials	$13,387	$13,347
Work in process	2,812	2,137
Finished goods	6,713	7,248
	$22,912	$22,732
(8)     Property and Equipment

Property and equipment, net, as of June 30, 2018 and December 31, 2017 consist of the following:

	June 30, 2018	December 31, 2017
Land	$3,828	$3,828
Building and improvements	24,082	24,038
Leasehold improvements	473	429
Machinery and equipment	24,958	24,764
Revenue-generating assets	37,246	28,453
Office and computer equipment	13,527	13,057
Motor vehicles	51	51
	104,165	94,620
Less accumulated depreciation	(54,096)	(51,099)
	$50,069	$43,521

Depreciation expense was $2,192 and $1,614 for the three months ended June 30, 2018 and 2017, respectively, and $4,145 and $3,307 for the six months ended June 30, 2018 and 2017, respectively.

Certain revenue-generating hardware assets are utilized by the Company in the delivery of the Company's airtime services, media, and other content. These revenue-generating assets were previously included in machinery and equipment and are now presented separately.

(9)     Product Warranty

The Company’s products carry standard limited warranties that range from one to two years and vary by product. The warranty period begins on the date of retail purchase or lease by the original purchaser. The Company accrues estimated product warranty costs at the time of sale and any additional amounts are recorded when such costs are probable and can be reasonably estimated. Factors that affect the Company’s warranty liability include the number of units sold or leased, historical and anticipated rates of warranty repairs and the cost per repair. Warranty and related costs are reflected within sales, marketing and support in the accompanying consolidated statements of operations. As of June 30, 2018 and December 31, 2017, the Company had accrued product warranty costs of $2,039 and $2,074, respectively.

The following table summarizes product warranty activity during 2018 and 2017:

	Six Months Ended
	June 30,
	2018	2017
Beginning balance	$2,074	$2,280
Charges to expense	1,156	500
Costs incurred	(1,191)	(373)
Ending balance	$2,039	$2,407

(10)     Debt

Long-term debt consisted of the following:

	June 30, 2018	December 31, 2017
Term note	$40,875	$44,275
Mortgage loan	2,690	2,779
Total	43,565	47,054
Less amounts classified as current	4,990	2,482
Long-term debt, excluding current portion	$38,575	$44,572

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

Borrowings under the Revolver are subject to the satisfaction of numerous conditions precedent at the time of each borrowing, including the continued accuracy of the Company’s representations and warranties and the absence of any default under the Credit Agreement. As of June 30, 2018, there were no borrowings outstanding under the Revolver and the full balance of $15,000 was available for borrowing.

The Credit Agreement contains two financial covenants, a Maximum Consolidated Leverage Ratio and a Minimum Consolidated Fixed Charge Coverage Ratio, each as defined in the Credit Agreement. The Maximum Consolidated Leverage Ratio may not be greater than 1.50:1.00. The Minimum Consolidated Fixed Charge Coverage Ratio may not be less than 1.25:1.00. In the March 2017 amendment, the definition of the Consolidated Fixed Charge Coverage Ratio was amended to include only maintenance capital expenditures as defined. The Company was in compliance with these financial ratio debt covenants as of June 30, 2018.

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

Mortgage Loan

The Company has a mortgage loan (as amended, the Mortgage Loan) in the amount of $4,000 related to its headquarters facility in Middletown, Rhode Island. The loan term is ten years, with a principal amortization of 20 years. The interest rate is based on the BBA LIBOR Rate plus 2.00 percentage points. The Mortgage Loan is secured by the underlying property and improvements. The monthly mortgage payment is approximately $15, plus interest. Due to the difference in the term of the loan and amortization of the principal, a balloon payment of $2,551 is due on April 6, 2019. The loan contains one financial covenant, a Fixed Charge Coverage Ratio, which applies in the event that the Company's consolidated cash, cash equivalents and marketable securities balance falls below $25,000 at any time. As the Company's consolidated cash, cash equivalents, and marketable securities balance was above the minimum threshold throughout the six months ended June 30, 2018, the Fixed Charge Coverage Ratio did not apply.

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

The mobile connectivity segment primarily manufactures and distributes a comprehensive family of mobile satellite antenna products and services that provide access to television, the Internet and voice services while on the move. Product sales within the mobile connectivity segment accounted for 19% and 22% of the Company's consolidated net sales for the three months ended June 30, 2018 and 2017, respectively, and 19% and 23% of the Company's consolidated net sales for the six months ended June 30, 2018 and 2017, respectively. Sales of mini-VSAT Broadband airtime service accounted for 40% and 41% of the Company's consolidated net sales for the three months ended June 30, 2018 and 2017, respectively, and 40% and 40% of the Company's consolidated net sales for the six months ended June 30, 2018 and 2017, respectively. Sales of content and training services within the mobile connectivity segment accounted for 18% and 20% of the Company's consolidated net sales for the three months ended June 30, 2018 and 2017, respectively, and 18% and 20% of the Company's consolidated net sales for the six months ended June 30, 2018 and 2017, respectively.
The inertial navigation segment manufactures and distributes a portfolio of digital compass and fiber optic gyro (FOG)-based systems that address the rigorous requirements of military and commercial customers and provide reliable, easy-to-use and continuously available navigation and pointing data. The principal product categories in this segment include the FOG-based inertial measurement units (IMUs) for precision guidance, FOGs for tactical navigation as well as pointing and stabilization systems, and digital compasses that provide accurate heading information for demanding applications, security, automation and access control equipment and systems. Sales of FOG-based guidance and navigation systems within the inertial navigation segment accounted for 15% and 12% of the Company's consolidated net sales for the three months ended June 30, 2018 and 2017, respectively, and 14% and 11% of the Company's consolidated net sales for the six months ended June 30, 2018 and 2017, respectively.

No other single product class accounts for 10% or more of the Company's consolidated net sales.

The Company operates in a number of major geographic areas across the globe. The Company generates international net sales, based upon customer location, primarily from customers located in Canada, Europe, Africa, Asia/Pacific, the Middle East, and India. International revenues represented 60% and 62% of the Company's consolidated net sales for the three months ended June 30, 2018 and 2017, respectively, and 59% and 61% of the Company's consolidated net sales for the six months ended June 30, 2018 and 2017, respectively. No individual foreign country represented 10% or more of the Company's consolidated net sales for the three months ended June 30, 2018 and 2017. No individual foreign country represented 10% or more of the Company's consolidated net sales for the six months ended June 30, 2018 or 2017.

As of June 30, 2018 and December 31, 2017, the long-lived tangible assets related to the Company’s international subsidiaries were less than 10% of the Company’s long-lived tangible assets and were deemed not material.

Net sales and operating income (loss) for the Company's reporting segments and the Company's loss before income tax expense for the three and six months ended June 30, 2018 and 2017 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net sales:
Mobile connectivity	$33,764	$34,034	$66,513	$68,321
Inertial navigation	9,628	6,415	16,980	12,339
Consolidated net sales	$43,392	$40,449	$83,493	$80,660

Operating income (loss):
Mobile connectivity	$1,149	$2,638	$2,221	$3,260
Inertial navigation	1,564	362	1,898	318
Subtotal	2,713	3,000	4,119	3,578
Unallocated, net	(3,900)	(4,368)	(8,486)	(9,416)
Loss from operations	(1,187)	(1,368)	(4,367)	(5,838)
Net interest and other income (expense)	173	(302)	(362)	(557)
Loss before income tax expense	$(1,014)	$(1,670)	(4,729)	$(6,395)
Depreciation expense and amortization expense for the Company's segments are presented in the following table for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Depreciation expense:
Mobile connectivity	$1,810	$1,394	$3,370	$2,872
Inertial navigation	254	199	506	395
Unallocated	128	21	269	40
Total consolidated depreciation expense	$2,192	$1,614	$4,145	$3,307

Amortization expense:
Mobile connectivity	$1,046	$1,102	$2,143	$2,170
Inertial navigation	—	—	—	—
Unallocated	—	—	—	—
Total consolidated amortization expense	$1,046	$1,102	$2,143	$2,170

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

(13)     Share Buyback Program

On November 26, 2008, the Company’s Board of Directors authorized a program to repurchase up to 1,000 shares of the Company’s common stock. As of June 30, 2018, 341 shares of the Company’s common stock remain available for repurchase under the authorized program. The repurchase program is funded using the Company’s existing cash, cash equivalents, marketable securities and future cash flows. Under the repurchase program, the Company, at management’s discretion, may repurchase shares on the open market from time to time, in privately negotiated transactions or block transactions, or through an accelerated repurchase agreement. The timing of such repurchases depends on availability of shares, price, market conditions, alternative uses of capital, and applicable regulatory requirements. The program may be modified, suspended or terminated at any time without prior notice. The repurchase program has no expiration date. There were no other repurchase programs outstanding during the six months ended June 30, 2018 and no repurchase programs expired during the period.

During the six months ended June 30, 2018 and 2017, the Company did not repurchase any shares of its common stock.

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

The following tables present financial assets and liabilities at June 30, 2018 and December 31, 2017 for which the Company measures fair value on a recurring basis, by level, within the fair value hierarchy:

June 30, 2018	Total	Level 1	Level 2	Level 3	Valuation Technique
Assets
Money market mutual funds	$335	$335	$—	$—	(a)
Liabilities
Interest rate swaps	32	—	32	—	(b)

December 31, 2017	Total	Level 1	Level 2	Level 3	Valuation Technique
Assets
Money market mutual funds	$7,318	$7,318	$—	$—	(a)
Certificates of deposit	1,001	1,001	—	—	(a)
Liabilities
Interest rate swaps	69	—	69	—	(b)
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

Assets Measured and Recorded at Fair Value on a Nonrecurring Basis

The Company's non-financial assets, such as goodwill, intangible assets, and other long-lived assets resulting from business combinations, are measured at fair value using income approach valuation methodologies at the date of acquisition and subsequently re-measured if an impairment exists. There were no impairments of the Company’s non-financial assets noted as of June 30, 2018. The Company does not have any liabilities that are recorded at fair value on a non-recurring basis.

(15)     Goodwill and Intangible Assets

Goodwill
The following table sets forth the changes in the carrying amount of goodwill for the six months ended June 30, 2018:

Amounts
Balance at December 31, 2017	$33,872
Foreign currency translation adjustment	(635)
Balance at June 30, 2018	$33,237

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

Intangible Assets

The changes in the carrying amount of intangible assets during the six months ended June 30, 2018 are as follows:

Amounts
Balance at December 31, 2017	$15,120
Amortization expense	(2,143)
Foreign currency translation adjustment	(234)
Balance at June 30, 2018	$12,743
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

In January 2017, the Company completed the acquisition of certain subscriber relationships from a third party. This acquisition did not meet the definition of a business under ASC 2017-01, Business Combinations (Topic 805)-Clarifying the Definition of a Business, which the Company adopted on October 1, 2016. The Company ascribed $100 of the initial purchase price to the acquired subscriber relationships definite-lived intangible assets with an initial estimated useful life of 10 years. Under the asset purchase agreement, the purchase price includes a component of contingent consideration under which the Company is required to pay a percentage of recurring revenues received from the acquired subscriber relationships through 2026 up to a maximum annual payment of $114. As of June 30, 2018, the carrying value of the intangible assets acquired in the asset acquisition was $133. As the acquisition did not represent a business combination, the contingent consideration arrangement is recognized only when the contingency is resolved and the consideration is paid or becomes payable. The amounts payable under the contingent consideration arrangement, if any, will be included in the measurement of the cost of the acquired subscriber relationships. During the six months ended June 30, 2018, no additional consideration was earned under the contingent consideration arrangement.

Acquired intangible assets are subject to amortization. The following table summarizes acquired intangible assets at June 30, 2018 and December 31, 2017, respectively:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
June 30, 2018
Subscriber relationships	$17,750	$9,371	$8,379
Distribution rights	4,328	1,595	2,733
Internally developed software	2,327	2,327	—
Proprietary content	8,206	6,697	1,509
Intellectual property	2,284	2,284	—
Favorable lease	647	525	122
	$35,542	$22,799	$12,743
December 31, 2017
Subscriber relationships	$17,912	$8,347	$9,565
Distribution rights	4,385	1,450	2,935
Internally developed software	2,324	2,206	118
Proprietary content	8,223	5,908	2,315
Intellectual property	2,284	2,284	—
Favorable lease	648	461	187
	$35,776	$20,656	$15,120

Amortization expense related to intangible assets for the three and six months ended June 30, 2018 and 2017 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Expense Category	2018	2017	2018	2017
Cost of service sales	$390	$367	$789	$722
General and administrative expense	656	735	1,354	1,448
Total amortization expense	$1,046	$1,102	$2,143	$2,170

As of June 30, 2018, the total weighted average remaining useful lives of the definite-lived intangible assets was 3.8 years and the weighted average remaining useful lives by the definite-lived intangible asset category are as follows:

Intangible Asset	Weighted Average Remaining Useful Life in Years
Subscriber relationships	4.4
Distribution rights	9.8
Proprietary content	1.0
Favorable lease	1.0

Estimated future amortization expense remaining at June 30, 2018 for intangible assets acquired is as follows:

Remainder of 2018	$1,940
2019	3,057
2020	2,244
2021	2,244
2022	1,472
Thereafter	1,786
Total future amortization expense	$12,743
For intangible assets, the Company assesses the carrying value of these assets whenever events or circumstances indicate that the carrying value may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset, or asset group, to the future undiscounted cash flows expected to be generated by the asset, or asset group. There were no events or changes in circumstances during the second quarter of 2018 which indicated that an assessment of the impairment of goodwill and intangible assets was required.

(16)     Revenue from Contracts with Customers (ASC 606)

The Company adopted ASC 606 on January 1, 2018 using the modified retrospective method for all contracts not completed as of the date of adoption. The reported results for the three and six months ended June 30, 2018 reflect the application of ASC 606 guidance while the reported results for the three and six months ended June 30, 2017 were prepared under the guidance of ASC 605, Revenue Recognition (ASC 605), which is also referred to herein as "legacy GAAP" or the "previous guidance". The adoption of ASC 606 represents a change in accounting principle that is expected to more closely align revenue recognition with the delivery of the Company's products and services and is expected to provide financial statement readers with enhanced disclosures. In accordance with ASC 606, revenue is recognized when a customer obtains control of promised products and services. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for these products and services. To achieve this core principle, the Company applies the following five steps:

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

3) Determine the transaction price

The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring products and services to the customer. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing either the expected value method or the most likely amount method depending on the nature of the variable consideration. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. None of the Company's contracts as of June 30, 2018 contained a significant financing component. Determining the transaction price requires significant judgment, which is discussed by revenue category in further detail below.

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

Disaggregation of Revenue

The following table summarizes net sales from contracts with customers for the three and six months ended June 30, 2018:

	Three Months Ended	Six Months Ended
	June 30, 2018
Mobile connectivity product, transferred at point in time	$6,731	$13,401
Mobile connectivity product, transferred over time	1,372	2,622
Mobile connectivity service	25,661	50,490
Inertial navigation product	8,059	14,131
Inertial navigation service	1,569	2,849
Total net sales	$43,392	$83,493

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

Impact of New Revenue Guidance on Financial Statement Line Items

The following tables compare the reported consolidated balance sheet, statement of operations and cash flows, as of and for the three months ended June 30, 2018, to the pro forma amounts that would have been reported if the previous guidance had been in effect:

	As of June 30, 2018
Balance Sheet	As reported	Pro forma as if the previous accounting guidance had been in effect
Cash, cash equivalent and marketable securities	$34,872	$34,872
Accounts receivable, net	29,837	29,837
Inventories	22,912	22,912
Contract assets	3,419	—
Prepaid expenses and other current assets	3,339	3,339
Long-lived assets	96,049	96,049
Other non-current assets	6,735	6,735
Contract assets, long-term	6,266	—
Non-current deferred income tax asset	198	21
Total assets	$203,627	$193,765
Accounts payable, accrued expenses, and other current liabilities	$38,403	$38,403
Deferred revenue, current	—	6,716
Contract liabilities	11,051	—
Long-term contract liabilities	8,374	—
Other long-term liabilities	4,793	4,793
Long-term debt, excluding current portion	38,575	38,575
Total liabilities	$101,196	$88,487
Accumulated deficit	(12,401)	(9,554)
Common stock, additional paid-in capital, and accumulated other comprehensive loss	114,832	114,832
Total stockholders’ equity	$102,431	$105,278
Total liabilities and stockholders’ equity	$203,627	$193,765

Total reported assets and reported liabilities were $9,862 and $12,709, respectively, greater than the pro forma balance sheet, which assumes that the previous guidance remained in effect as of June 30, 2018. This difference was largely due to the deferral of revenue and associated contract costs in connection with the treatment of certain mini-VSAT customer contracts in which the products and services were not distinct in the context of the contract.

	Three Months Ended June 30, 2018		Six Months Ended June 30, 2018
Consolidated Statement of Operations	As reported	Pro forma as if the previous accounting guidance had been in effect	As reported	Pro forma as if the previous accounting guidance had been in effect
Sales:
Product	$16,162	$16,344	$30,154	$30,744
Service	27,230	27,230	53,339	53,339
Net Sales	43,392	43,574	83,493	84,083
Costs and expenses:
Costs of product sales	10,094	10,161	19,017	19,493
Costs of service sales	15,498	15,498	29,314	29,314
Research and development	3,565	3,565	7,499	7,499
Sales, marketing and support	8,494	8,536	17,435	17,476
General and administrative	6,928	6,928	14,595	14,595
Total operating expenses	44,579	44,688	87,860	88,377
Loss from operations	(1,187)	(1,114)	(4,367)	(4,294)
Other income (expense), net	173	173	(362)	(362)
Loss before income tax expense	(1,014)	(941)	(4,729)	(4,656)
Income tax expense	329	313	507	482
Net loss	$(1,343)	$(1,254)	$(5,236)	$(5,138)

Net loss per common share:
Basic and diluted	$(0.08)	$(0.07)	$(0.31)	$(0.30)

The following paragraphs summarize the significant changes to the Company’s consolidated statement of operations for the three and six months ended June 30, 2018 resulting from the adoption of ASC 606 on January 1, 2018 compared to the results the Company would have reported under the prior guidance:

•
ASC 606 deferred the recognition of revenue and fulfillment costs related to mini-VSAT contracts in which the performance obligations for products and services are not distinct in the context of the contract. The deferred revenue and associated fulfillment costs will be recognized over the estimated customer life of five years. Under the previous guidance, these promised products and services were determined to be separate units of accounting, as a result of which the product revenue was recognized at the time of sale. As a result of the adoption of ASC 606, revenues and related cost of revenues were $182 and $67 lower, respectively, for the three months ended June 30, 2018 and $590 and $476 lower, respectively, for the six months ended June 30, 2018 than they would have been under legacy GAAP as a result of the adoption of ASC 606.

•
ASC 606 resulted in the amortization of capitalized commission costs that were recorded as part of the cumulative effect adjustment upon adoption. Amortization of these capitalized costs to selling and marketing expenses, net of commission costs that were capitalized in the quarter, resulted in no meaningful impact on selling and marketing expenses in the quarter.

The net impact of accounting for revenue under the new guidance increased net loss by $89 and $98 for the three and six months ended June 30, 2018, respectively, with a decrease in basic and diluted loss per share of $0.01 and $0.01 for the three and six months ended June 30, 2018, respectively.

	Six Months Ended June 30, 2018
Statement of Cash Flows	As reported	Pro forma as if the previous accounting guidance had been in effect
Net loss	$(5,236)	$(5,138)
Non cash adjustments to reconcile net loss to net cash used in operating activities	7,821	7,796
Changes in operating assets and liabilities:
Accounts receivable and inventories	(1,856)	(1,856)
Prepaid expenses, other assets, and contract assets	(1,022)	(505)
Deferred revenue, contract liabilities, and long-term contract liabilities	527	(63)
Accounts payable, accrued compensation, warranty, other, and other long-term liabilities	(1,432)	(1,432)
Net cash used in operating activities	$(1,198)	$(1,198)

The adoption of ASC 606 had no impact on the Company’s cash flows from operations. The aforementioned impacts resulted in offsetting shifts in cash flows throughout net loss and various changes in working capital balances.

	Contract Assets		Contract Liabilities
	Current	Non-Current	Current	Non-Current
Balance at January 1, 2018	$3,205	$5,963	$11,039	$7,998
Balance at June 30, 2018	$3,419	$6,266	$11,051	$8,374

Revenue recognized during the three and six months ended June 30, 2018 from amounts included in deferred revenue at the beginning of the fiscal year was approximately $1,193 and $2,408, respectively.

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

No single customer accounted for 10% or more of the Company's consolidated net sales for three and six months ended June 30, 2018 or 2017 or accounts receivable at June 30, 2018 or December 31, 2017.

Certain components from third parties used in the Company’s products are procured from single sources of supply. The failure of a supplier, including a subcontractor, to deliver on schedule could delay or interrupt the Company’s delivery of products and thereby materially adversely affect the Company’s revenues and operating results.

(17)     Derivative Instruments and Hedging Activities

Effective April 1, 2010, in order to reduce the volatility of cash outflows that arise from changes in interest rates, the Company entered into two interest rate swap agreements. These interest rate swap agreements are intended to hedge the Company’s mortgage loan related to its headquarters facility in Middletown, Rhode Island by fixing the interest rates specified in the mortgage loan to 5.9% for half of the principal amount outstanding and 6.1% for the remaining half of the principal amount outstanding as of April 1, 2010 until the mortgage loan expires on April 16, 2019. The Company does not use derivatives for speculative purposes. For a derivative that is designated as a cash flow hedge, changes in the fair value of the derivative are recognized in accumulated other comprehensive (loss) income (AOCI) to the extent the derivative is effective at offsetting the changes in the cash flows being hedged until the hedged item affects earnings. As the Company makes the required principal and interest payments under the mortgage loan and the related interest rate swaps are settled, the Company reclassifies the amounts recorded in AOCI related to the changes in the fair value of the settled interest rate swaps to earnings. To the extent there is any hedge ineffectiveness, changes in fair value relating to the ineffective portion are immediately recognized in earnings in other income (expense) in the consolidated statements of operations. The interest rate swap is recorded within accrued other liabilities on the balance sheet. The critical terms of the interest rate swaps were designed to mirror the terms of the Company’s mortgage loans. The Company designated these derivatives as cash flow hedges of the variability of the LIBOR-based interest payments on principal over a nine-year period, which ends on April 1, 2019. As of June 30, 2018, the Company determined that the existence of hedge ineffectiveness, if any, was immaterial and all changes in the fair value of the interest rate caps were recorded in the consolidated statements of comprehensive (loss) income as a component of AOCI.

As of June 30, 2018, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivatives	Notional (in thousands)	Asset (Liability)	Effective Date	Maturity Date	Index	Strike Rate
Interest rate swap	$1,345	$(15)	April 1, 2010	April 1, 2019	1-month LIBOR	5.91%
Interest rate swap	$1,345	$(17)	April 1, 2010	April 1, 2019	1-month LIBOR	6.07%

As of December 31, 2017, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivatives	Notional (in thousands)	Asset (Liability)	Effective Date	Maturity Date	Index	Strike Rate
Interest rate swap	$1,389	$(33)	April 1, 2010	April 1, 2019	1-month LIBOR	5.91%
Interest rate swap	$1,389	$(36)	April 1, 2010	April 1, 2019	1-month LIBOR	6.07%

(18)     Income Taxes

The Company’s effective tax rate for the three and six months ended June 30, 2018 was (32.4)%  and (10.7)%, respectively, compared with (21.3)% and (8.1)% for the corresponding periods in the prior year, respectively. The effective income tax rates are based on estimated income for the year, the estimated composition of the income in different jurisdictions and discrete adjustments, if any, in the applicable periods, including retroactive changes in tax legislation, settlements of tax audits or assessments, the resolution or identification of tax position uncertainties and acquisitions of other companies.

For both the three and six months ended June 30, 2018 and 2017, the effective tax rates were lower than the statutory tax rate primarily due to the Company maintaining a valuation allowance reserve on its US deferred tax assets and to the composition of income from foreign jurisdictions that were taxed at lower rates.

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

The Securities and Exchange Commission released Staff Accounting Bulletin (SAB) No. 118 to provide guidance to companies on how to implement the accounting and disclosure changes as a result of the Tax Act. The SEC staff guidance has recognized that, due to the complexity and timing of the release of the Tax Act, the accounting for this change in the law may be incomplete upon issuance of a company's financial statements for the reporting period in which the Tax Act was enacted. SAB No. 118 states that if a company can determine a reasonable estimate for the effects of the Tax Act then this estimate can be included in the financial statements. The Company made a preliminary estimate of the Transition Toll Tax and the remeasurement of our deferred tax assets and liabilities as of December 31, 2017. The preliminary estimate is subject to change as we finalize our analysis and as interpretations of the provisions of the 2017 Tax Act continue to develop. The final determination of the Transition Toll Tax and the remeasurement of our deferred tax assets and liabilities will be completed as additional information becomes available, but no later than one year from the enactment of the 2017 Tax Act. U.S. Treasury regulations, administrative interpretations or court decisions interpreting the 2017 Tax Act may require further adjustments and changes in our estimates, which could have a material adverse effect on our business, results of operations, financial position and cash flows. The Company has not recorded any changes to this estimate for the six months ended June 30, 2018. The Company can make an accounting policy election to either recognize deferred taxes for temporary differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI resulting from those items in the year the tax is incurred. As of the date of this report, the Company is still evaluating the guidance and has not made a policy election related to the treatment of the GILTI tax.

As of June 30, 2018 and December 31, 2017, the Company had reserves for uncertain tax positions of $1,444 and $1,570, respectively. The Company incurred $20 and $43 in interest and penalties for the three and six months ended June 30, 2018, respectively, which were recorded as a component of income tax expense. During the three months ended June 30, 2018, the Company recorded a reduction in reserves for uncertain tax positions of $162 as a result of a lapse of the statute of limitations. The Company estimates that it is reasonably possible that the balance of unrecognized tax benefits as of June 30, 2018 may decrease $208 in the next twelve months as a result of a lapse of statutes of limitations and settlements with taxing authorities.

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

(19)     Capital Lease

During the first quarter of 2018, the Company entered into a five-year capital lease for three satellite hubs for its HTS network. As of June 30, 2018, the gross costs and accumulated depreciation associated with this lease are included in revenue generating assets and amounted to $3,068 and $188, respectively. Property and equipment under capital leases are stated at the present value of minimum lease payments.

The property and equipment held under this capital lease are amortized on a straight‑line basis over the seven-year estimated useful life of the asset, since the lease meets the bargain purchase option criteria. Amortization of assets held under capital leases is included within depreciation expense. Depreciation expense for these capital assets was $110 and $188 for the three and six months ended June 30, 2018, respectively.

The future minimum capital lease payments under this capital lease as of June 30, 2018 are:

Remainder of 2018	$312
2019	624
2020	624
2021	624
2022	624
2023	45
Total minimum lease payments	$2,853

Less amount representing interest (1.53%)	$(42)
Present value of net minimum capital lease payments	$2,811
Less current installments of obligation under accrued other	$608
Obligations under other long-term liabilities, excluding current installments	$2,203

fITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Introduction

The statements included in this quarterly report on Form 10-Q, other than statements of historical fact, are forward-looking statements. Examples of forward-looking statements include statements regarding our future financial results, operating results, business strategies, projected costs, products and services, competitive positions and plans, customer preferences, consumer trends, anticipated product development, and objectives of management for future operations. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” or the negative of these terms or other comparable terminology. Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed in the section entitled “Risk Factors” in Item 1A of Part II of this quarterly report on Form 10-Q and in Item 1A of Part I of our annual report on Form 10-K for the year ended December 31, 2017. These and many other factors could affect our future financial and operating results, and could cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by us or on our behalf. For example, our expectations regarding certain items as a percentage of sales assume that we will achieve our anticipated sales goals. The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this report.

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

Our mobile connectivity service sales include sales of satellite voice and Internet airtime services, engineering services provided under development contracts, sales from product repairs, and extended warranty sales. Our mobile connectivity service sales also include our distribution of entertainment, including news, sports, music, and movies, to commercial and leisure customers in the maritime, hotel, and retail markets through KVH Media Group, as well as the distribution of training films and eLearning computer-based training courses to commercial customers in the maritime market through our Videotel business. We typically recognize revenue from media content sales ratably over the period of the service contract. We provide, for monthly fixed and usage fees, satellite connectivity services for broadband Internet, data and Voice over Internet Protocol (VoIP) service to our TracPhone V-series customers. We also earn monthly usage fees for third-party satellite connectivity for voice, data and Internet services to our Inmarsat and Iridium customers who choose to activate their subscriptions with us. Our service sales decreased slightly as a percentage of total consolidated revenue from 65% of our net sales for the three months ended June 30, 2017 to 63% for the three months ended June 30, 2018, but were constant at 64% of our net sales for the six months ended June 30, 2018 and 2017, respectively. The majority of KVH Media Group's and Videotel’s services are invoiced in pounds sterling, which increases our exposure to fluctuations in exchange rates.

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

We generate sales primarily from the sale of our mobile connectivity systems and services and our inertial navigation products and services. The following table provides, for the periods indicated, our sales by segment:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Mobile connectivity	$33,764	$34,034	$66,513	$68,321
Inertial navigation	9,628	6,415	16,980	12,339
Net sales	$43,392	$40,449	$83,493	$80,660

Product sales within the mobile connectivity segment accounted for 19% and 22% of our consolidated net sales for the three months ended June 30, 2018 and 2017, respectively and 19% and 23% of our consolidated net sales for the six months ended June 30, 2018 and 2017, respectively. Sales of mini-VSAT Broadband airtime service accounted for 40% and 41% of our consolidated net sales for the three months ended June 30, 2018 and 2017, respectively and 40% and 40% of our consolidated net sales for the six months ended June 30, 2018 and 2017, respectively. Sales of content and training service sales within the mobile connectivity segment accounted for 18% and 20% of our consolidated net sales for the three months ended June 30, 2018 and 2017, respectively, and 18% and 20% of our consolidated net sales for the six months ended June 30, 2018 and 2017, respectively.

Within our inertial navigation segment, net sales of FOG-based guidance and navigation systems accounted for 15% and 12% of our consolidated net sales for the three months ended June 30, 2018 and 2017, respectively, and 14% and 11% of our consolidated net sales for the six months ended June 30, 2018 and 2017, respectively.

No other single product class accounts for 10% or more of our consolidated net sales for the three months ended June 30, 2018 and 2017 and six months ended June 30, 2018 and 2017, respectively. No individual customer accounted for 10% or more of our consolidated net sales for the three months ended June 30, 2018 and 2017 or the six months ended June 30, 2018 and 2017, respectively.

We operate in a number of major geographic areas across the globe. We generate our international net sales, based upon customer location, primarily from customers located in Canada, Europe, Africa, Asia/Pacific, the Middle East, and India. Our international net sales totaled 60% and 62% of our consolidated net sales for the three months ended June 30, 2018 and 2017, respectively, and 59% and 61% of our consolidated net sales for the six months ended June 30, 2018 and 2017, respectively. No individual foreign country represented 10% or more of our consolidated net sales for the three months ended June 30, 2018 and 2017 or the six months ended June 30, 2018 and 2017.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Research and development expense presented on the statement of operations	$3,565	$3,761	$7,499	$7,708
Costs of customer-funded research and development included in costs of service sales	953	530	1,628	1,039
Total consolidated statements of operations expenditures on research and development activities	$4,518	$4,291	$9,127	$8,747

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
As described in our annual report on Form 10-K for the year ended December 31, 2017, our most critical accounting policies and estimates upon which our consolidated financial statements were prepared were those relating to revenue recognition, valuation of accounts receivable, valuation of inventory, valuations and purchase price allocations related to business combinations, expected future cash flows including growth rates, discount rates, terminal values and other assumptions and estimates used to evaluate the recoverability of long-lived assets and goodwill, estimated fair values of long-lived assets, including goodwill, amortization methods and periods, certain accrued expenses and other related charges, stock-based compensation, contingent liabilities, key valuation assumptions for its share-based awards, estimated fulfillment costs for warranty obligations, tax reserves and recoverability of our net deferred tax assets and related valuation allowance. We have reviewed our policies and estimates and determined that these remain our most critical accounting policies and estimates for the six months ended June 30, 2018. We have updated our revenue recognition policies in conjunction with our adoption of ASC 606 as of January 1, 2018, as further described in Note 16 to the accompanying financial statements.

Readers should refer to our annual report on Form 10-K for the year ended December 31, 2017 under “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Critical Accounting Policies and Significant Estimates” for descriptions of these policies and estimates, as well as the notes to the consolidated financial statements included elsewhere within this report.
Results of Operations
The following table provides, for the periods indicated, certain financial data expressed as a percentage of net sales:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Sales:
Product	37.2%	35.4%	36.1%	36.2%
Service	62.8	64.6	63.9	63.8
Net sales	100.0	100.0	100.0	100.0
Cost and expenses:
Costs of product sales	23.3	23.0	22.8	24.6
Costs of service sales	35.7	32.4	35.1	32.7
Research and development	8.2	9.3	9.0	9.6
Sales, marketing and support	19.6	20.1	20.9	20.8
General and administrative	16.0	18.6	17.5	19.5
Total costs and expenses	102.8	103.4	105.3	107.2
Loss from operations	(2.8)	(3.4)	(5.3)	(7.2)
Interest income	0.4	0.4	0.4	0.4
Interest expense	1.0	0.8	1.0	0.9
Other income (expense), net	1.0	(0.3)	0.2	(0.2)
Loss before income tax expense	(2.4)	(4.1)	(5.7)	(7.9)
Income tax expense	0.8	0.9	0.6	0.7
Net loss	(3.2)%	(5.0)%	(6.3)%	(8.6)%
Three months ended June 30, 2018 and 2017

Net Sales

As discussed further under the heading "Segment Discussion" below, product sales increased $1.9 million, or 13%, to $16.2 million for the three months ended June 30, 2018 from $14.3 million for the three months ended June 30, 2017, primarily due to an increase in inertial navigation product sales of $2.7 million, which was partially offset by a decrease in mobile connectivity product sales of $0.8 million. Service sales for the three months ended June 30, 2018 increased $1.0 million, or 4%, to $27.2 million from $26.2 million for the three months ended June 30, 2017, due to an increase in inertial navigation service sales of $0.5 million and an increase in mobile connectivity service sales of $0.5 million.

Costs of Sales

Costs of sales consists of costs of product sales and costs of service sales. Costs of sales increased by $3.2 million, or 14%, in the three months ended June 30, 2018 to $25.6 million from $22.4 million in the three months ended June 30, 2017. The increase in costs of sales was driven by a $0.8 million increase in costs of product sales and a $2.4 million increase in costs of service sales. As a percentage of net sales, costs of sales was 59% and 55% for the three months ended June 30, 2018 and 2017, respectively.

Our costs of product sales consist primarily of materials, manufacturing overhead, and direct labor used to produce our products. For the three months ended June 30, 2018, costs of product sales increased by $0.8 million, or 9%, to $10.1 million from $9.3 million in the three months ended June 30, 2017. As a percentage of product sales, costs of product sales were 62% and 65% for the three months ended June 30, 2018 and 2017, respectively. Mobile connectivity costs of product sales decreased by $0.9 million, or 14%, and mobile connectivity costs of product sales as a percentage of mobile connectivity product sales were 67% and 71% for the three months ended June 30, 2018 and 2017, respectively. The decrease was principally driven by product mix. Inertial navigation costs of product sales increased by $1.7 million, or 56%, primarily due to a $1.4 million increase in our FOG costs of product sales and a $0.3 million increase in our TACNAV costs of product sales. As a percentage of inertial navigation product sales, costs of inertial navigation product sales were 58% and 55% for the three months ended June 30, 2018 and 2017, respectively.

Our costs of service sales consist primarily of satellite service capacity, depreciation, service network overhead expense associated with our mini-VSAT Broadband network infrastructure, direct network service labor, Inmarsat service costs, product installation costs, engineering and related direct costs associated with customer-funded research and development, media materials and distribution costs, and service repair materials. For the three months ended June 30, 2018, costs of service sales increased by $2.4 million, or 18%, to $15.5 million from $13.1 million for the three months ended June 30, 2017. As a percentage of service sales, costs of service sales were 57% and 50% for the three months ended June 30, 2018 and 2017, respectively. Mobile connectivity costs of service sales increased by $1.9 million, or 15%, primarily due to the increase in mini-VSAT airtime costs of service sales, including increased depreciation expense related to our purchase of three new HTS satellite hubs. As a percentage of mobile connectivity service sales, costs of mobile connectivity service sales were 56% and 50% for the three months ended June 30, 2018 and 2017, respectively. Inertial navigation costs of service sales increased by $0.5 million, or 82%, due to an increase in contract engineering service revenues. As a percentage of inertial navigation service sales, costs of inertial navigation service sales were 78% and 55% for the three months ended June 30, 2018 and 2017, respectively, due to the mix of services delivered.

We expect that our costs of sales will generally increase in correlation with our expected growth in our mobile connectivity and inertial navigation net sales. To the extent that customers continue to subscribe to our AgilePlans program, we expect a corresponding increase in depreciation expense for AgilePlans equipment. We expect that the mobile connectivity costs of service sales as percentage of mobile connectivity sales will increase as we continue to integrate our HTS airtime network.

Operating Expenses

Research and development expense consists of direct labor, materials, external consultants, and related overhead costs that support our internally funded product development and product sustaining engineering activities. Research and development expense for the three months ended June 30, 2018 decreased by $0.2 million, or 5%, to $3.6 million from $3.8 million for the three months ended June 30, 2017. The primary reasons for the decrease in research and development expense were a $0.4 million decrease in unfunded engineering expenses, partially offset by a $0.1 million increase in salaries and employee benefits and a $0.1 million increase in professional fees. As a percentage of net sales, research and development expense for the three months ended June 30, 2018 and 2017 was 8% and 9%, respectively.

We expect that research and development expense will grow year-over-year as we continue to invest in developing new technologies and applications for our products.

Sales, marketing, and support expense consists primarily of salaries and related expenses for sales and marketing personnel, commissions for both in-house and third-party representatives, costs related to the co-development of certain content, other sales and marketing support costs such as advertising, literature and promotional materials, product service personnel and support costs, warranty-related costs and bad debt expense. Sales, marketing and support expense also includes the operating expenses of our sales office subsidiaries in Denmark, Singapore, Brazil, and Japan. Sales, marketing and support expense for the three months ended June 30, 2018 increased by $0.3 million, or 4%, to $8.5 million from $8.2 million for the three months ended June 30, 2017. The primary reasons for the increase in sales, marketing, and support expense were a $0.3 million increase in warranty expense and a $0.1 million increase in salaries and employee benefits, partially offset by a $0.1 million decrease in bad debt expense. As a percentage of net sales, sales, marketing and support expense was 20% for the three months ended June 30, 2018 and 2017.

We expect that our sales, marketing, and support expense will increase year-over-year primarily driven by increased personnel, marketing and technology investments to support product sales and launches.

General and administrative expense consists of costs attributable to management, finance and accounting, information technology, human resources, certain outside professional services, and other administrative costs. General and administrative expense for the three months ended June 30, 2018 decreased by $0.6 million, or 8%, to $6.9 million from $7.5 million for the three months ended June 30, 2017. The decrease in general and administrative expense resulted primarily from a $0.4 million decrease in salaries and associated compensation costs and a $0.2 million decrease in legal and professional fees. As a percentage of net sales, general and administrative expense for the three months ended June 30, 2018 and 2017 was 16% and 19%, respectively.

We expect general and administrative expenses to increase year-over-year in 2018, primarily driven by increased personnel costs.

Interest and Other Income (Expense), Net

Interest income represents interest earned on our cash and cash equivalents, as well as from investments. Interest income increased slightly to $0.2 million from $0.1 million for the three months ended June 30, 2018 and 2017, respectively. Interest expense increased $0.1 million for the three months ended June 30, 2018 to $0.4 million from $0.3 million for the three months ended June 30, 2017. Other income (expense), net increased to $0.4 million from other expense, net of $0.1 million for the three months ended June 30, 2018 and 2017 primarily due to an increase in foreign exchange gains from our UK operations.

Income Tax Expense

Income tax expense was $0.3 million for the three months ended June 30, 2018 and 2017 due to taxes related to income earned in foreign jurisdictions and no associated income tax benefit related to the losses incurred in the U.S. due to a full valuation allowance on our related deferred tax assets.

Segment Discussion - Three months ended June 30, 2018 and 2017

Our net sales by segment for the three months ended June 30, 2018 and 2017 were as follows:

			Change
	For the three months ended June 30,		2018 vs. 2017
	2018	2017	$	%
	(dollars in thousands)
Mobile connectivity sales:
Product	$8,103	$8,875	$(772)	(9)%
Service	25,661	25,159	502	2%
Net sales	$33,764	$34,034	$(270)	(1)%

Inertial navigation sales:
Product	$8,059	$5,448	$2,611	48%
Service	1,569	967	602	62%
Net sales	$9,628	$6,415	$3,213	50%

Operating income (loss) by segment for the three months ended June 30, 2018 and 2017 were as follows:

			Change
	For the three months ended June 30,		2018 vs. 2017
	2018	2017	$	%
	(dollars in thousands)
Mobile connectivity	$1,149	$2,638	$(1,489)	(56)%
Inertial navigation	1,564	362	1,202	332%
	$2,713	$3,000	$(287)	(10)%
Unallocated	(3,900)	(4,368)	468	11%
Loss from operations	$(1,187)	$(1,368)	$181	13%

Mobile Connectivity Segment

Net sales in the mobile connectivity segment decreased $0.3 million, or 1%, for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017. Mobile connectivity product sales decreased by $0.8 million, or 9%, to $8.1 million for the three months ended June 30, 2018 from $8.9 million for the three months ended June 30, 2017. The decrease was primarily due to a $0.5 million, or 6%, decrease in marine mobile connectivity product sales due partly to the impact of the AgilePlans subscription service and the adoption of ASC 606 and a $0.3 million, or 33%, decrease in sales of our land mobile connectivity products. The net impact of adopting ASC 606 was a decrease in marine connectivity product sales of $0.2 million.

Mobile connectivity service sales increased by $0.5 million, or 2%, to $25.7 million for the three months ended June 30, 2018 from $25.2 million for the three months ended June 30, 2017. The increase was primarily due to a $0.8 million increase in our mini-VSAT service sales compared to the three months ended June 30, 2017 primarily due to a 9% increase in subscribers, partially as a result of the introduction of AgilePlans. Partially offsetting this increase was a $0.3 million decrease in content and training service sales.

We expect that our mini-VSAT service sales will continue to grow year-over-year, primarily as a result of the continued expansion of our mini-VSAT Broadband customer base, and due to the availability of our AgilePlans subscription service model. We expect that mini-VSAT product sales will continue to decline to the extent that customers select the new subscription service model.

Operating earnings for the mobile connectivity segment decreased $1.5 million or 56%, for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017. This decrease resulted primarily from the increase in airtime network costs due to the operation of the new HTS network in addition to the existing network, a $0.6 million increase in salaries and associated compensation, a $0.2 million increase in warranty expense, and a $0.1 million increase in external commissions, partially offset by $0.1 million decrease in bad debt expense.

We expect our overall mobile connectivity operating earnings to decline slightly in 2018. As more of our customers choose our attractive AgilePlans Connectivity as a Service option, we initially recognize a smaller amount of revenue compared to traditional product sales.

Inertial Navigation Segment

Net sales in the inertial navigation segment increased $3.2 million, or 50%, for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017. Inertial navigation product sales increased $2.7 million, or 48%, to $8.1 million for the three months ended June 30, 2018 from $5.4 million for the three months ended June 30, 2017. Specifically, FOG product sales increased $1.9 million and TACNAV sales increased $0.8 million.

Inertial navigation service sales increased $0.5 million or 62%, to $1.5 million for the three months ended June 30, 2018 from $1.0 million for the three months ended June 30, 2017. The increase resulted from a $0.5 million increase in contracted engineering services for an engineering and services development contract from a major U.S. defense contractor, which began in the first quarter of 2018 and was completed in the second quarter.

We expect to see growth in our FOG product sales in 2018 due to a higher backlog entering the year. We also expect to see growth in contracted engineering services year-over-year. However, it is challenging to predict whether sales of our TACNAV products will increase in 2018 as we cannot predict when specific orders, which could be individually significant, may be received, if at all.

Our operating earnings for the inertial navigation segment increased $1.2 million for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017. This increase is primarily due to the increase in product and service sales previously mentioned, as well as a $0.2 million decrease in salaries and associated compensation.

We expect our overall inertial navigation operating earnings to increase modestly in 2018 due to the higher backlog of FOG products entering the year and higher expected contracted engineering service sales.

Unallocated

Certain corporate-level costs have not been allocated because they are not directly attributable to either segment. These costs primarily consist of broad corporate functions, including executive, legal, finance, information technology, and costs associated with corporate actions.

Unallocated operating loss decreased $0.4 million, or 11%, for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017. The decrease in the unallocated operating loss was primarily the result of a decrease in salaries and associated compensation.

Six months ended June 30, 2018 and 2017

Net Sales

As discussed further under the heading "Segment Discussion" below, product sales increased $1.0 million, or 3%, to $30.2 million for the six months ended June 30, 2018 from $29.2 million for the six months ended June 30, 2017, primarily due to an increase in inertial navigation product sales of $3.7 million, which was partially offset by a $2.7 million decrease in mobile connectivity product sales. Service sales for the six months ended June 30, 2018 increased $1.8 million, or 3%, to $53.3 million from $51.5 million for the six months ended June 30, 2017 due to an increase in inertial navigation service sales of $0.9 million, and an increase in mobile connectivity service sales of $0.9 million.

Costs of Sales

Costs of sales increased by $2.1 million, or 5%, in the six months ended June 30, 2018 to $48.3 million from $46.2 million in the six months ended June 30, 2017. The increase in costs of sales was driven by an increase of $2.9 million in costs of service sales, partially offset by a $0.8 million decrease in costs of product sales. As a percentage of net sales, costs of sales were 58% and 57% for the six months ended June 30, 2018 and 2017, respectively.

For the six months ended June 30, 2018, costs of product sales decreased by $0.8 million, or 4%, to $19.0 million from $19.8 million in the six months ended June 30, 2017. As a percentage of product sales, costs of product sales were 63% and 68% for the six months ended June 30, 2018 and 2017, respectively. Mobile connectivity costs of product sales decreased by $3.0 million, or 22%, due to a decrease in our mobile connectivity product sales. Mobile connectivity costs of product sales as a percentage of mobile connectivity product sales were 66% and 73% for the six months ended June 30, 2018 and 2017, respectively. Inertial navigation costs of product sales increased by $2.2 million, or 35%, primarily due to a $1.8 million increase in our FOG costs of product sales and a $0.4 million increase in our TACNAV costs of product sales. Inertial navigation costs of product sales as a percentage of inertial navigation product sales were 59% and 59% for the six months ended June 30, 2018 and 2017, respectively.

For the six months ended June 30, 2018, costs of service sales increased by $2.9 million, or 11%, to $29.3 million from $26.4 million for the six months ended June 30, 2017. As a percentage of service sales, costs of service sales were 55% and 51% for the six months ended June 30, 2018 and 2017, respectively. Mobile connectivity costs of service sales increased by $2.2 million, or 9%, primarily due a $2.5 million increase in mini-VSAT airtime costs of service sales including increased depreciation expense related to our purchase of three new HTS satellite hubs, partially offset by a $0.1 million decrease in content and learning costs of service sales, a $0.1 million decrease in Inmarsat airtime costs of service sales, and a $0.1 million decrease in other mobile connectivity cost of service sales. Mobile connectivity costs of service sales as a percentage of mobile connectivity service sales were 55% and 51% for the six months ended June 30, 2018 and 2017, respectively. Inertial navigation costs of service sales increased by $0.7 million, or 64%, due to an increase in contract engineering services revenues. Inertial navigation costs of service sales as a percentage of inertial navigation service sales were 63% and 55% for the six months ended June 30, 2018 and 2017, respectively.

Operating Expenses

Research and development expense for the six months ended June 30, 2018 decreased by $0.2 million, or 3%, to $7.5 million from $7.7 million for the six months ended June 30, 2017. The primary reason for the decrease in research and development expense was a $0.6 million decrease in unfunded engineering expenses, partially offset by a $0.2 million increase in salaries and employee benefits, and a $0.2 million increase in expensed materials. As a percentage of net sales, research and development expense for the six months ended June 30, 2018 and 2017 was 9% and 10%, respectively.

Sales, marketing and support expense for the six months ended June 30, 2018 increased by $0.5 million, or 3%, to $17.4 million from $16.9 million for the six months ended June 30, 2017. The increase in sales, marketing and support expense resulted primarily from a $0.7 million increase in warranty expense, and a $0.3 million increase in salaries and employee benefits, partially offset by a $0.2 million decrease in marketing expenses, a $0.2 million decrease in professional fees, and a $0.1 million decrease in bad debt expense. As a percentage of net sales, sales, marketing and support expense was 21% for the six months ended June 30, 2018 and 2017.

General and administrative expense for the six months ended June 30, 2018 decreased by $1.1 million, or 7%, to $14.6 million from $15.7 million for the six months ended June 30, 2017. The decrease in general and administrative expense resulted primarily from a $0.7 million decrease in salaries and associated compensation and a $0.4 million decrease in legal and professional fees. As a percentage of net sales, general and administrative expense for the six months ended June 30, 2018 was 18% as compared to 20% for the six months ended June 30, 2017.

Interest and Other Income (Expense), Net

Interest income remained flat at $0.3 million for the six months ended June 30, 2018 and 2017. Interest expense increased $0.1 million to $0.8 million for the six months ended June 30, 2018 from $0.7 million for the six months ended June 30, 2017. Other income (expense), net increased to $0.2 million from other expense, net of $0.2 million for the six months ended June 30, 2018 and 2017 primarily due to an increase in foreign exchange gains from our UK operations.

Income Tax Expense

Income tax expense was $0.5 million for the six months ended June 30, 2018 and 2017 due to taxes related to income earned in foreign jurisdictions and no associated income tax benefit related to the losses incurred in the U.S. due to a full valuation allowance on our related deferred tax assets.

Segment Discussion - Six months ended June 30, 2018 and 2017

Our net sales by segment for the six months ended June 30, 2018 and 2017 were as follows:

			Change
	For the six months ended June 30,		2018 vs. 2017
	2018	2017	$	%
	(dollars in thousands)
Mobile connectivity sales:
Product	$16,023	$18,729	$(2,706)	(14)%
Service	50,490	49,592	898	2%
Net sales	$66,513	$68,321	$(1,808)	(3)%

Inertial navigation sales:
Product	$14,131	$10,457	$3,674	35%
Service	2,849	1,882	967	51%
Net sales	$16,980	$12,339	$4,641	38%

Operating income (loss) by segment for the six months ended June 30, 2018 and 2017 were as follows:

			Change
	For the six months ended June 30,		2018 vs. 2017
	2018	2017	$	%
	(dollars in thousands)
Mobile connectivity	$2,221	$3,260	$(1,039)	(32)%
Inertial navigation	1,898	318	1,580	497%
	$4,119	$3,578	$541	15%
Unallocated	(8,486)	(9,416)	930	10%
Loss from operations	$(4,367)	$(5,838)	$1,471	25%

Mobile Connectivity Segment

Net sales in the mobile connectivity segment decreased $1.8 million, or 3%, for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. Mobile connectivity product sales decreased by $2.7 million, or 14%, to $16.0 million for the six months ended June 30, 2018 from $18.7 million for the six months ended June 30, 2017. The decrease was primarily due to a $2.0 million, or 12%, decrease in marine product sales due partly to the impact of the AgilePlans subscription service and the adoption of ASC 606 and a $0.7 million, or 33%, decrease in sales of our land mobile connectivity products. The net impact of adopting ASC 606 was a decrease in marine connectivity product sales of $0.6 million.

Mobile connectivity service sales increased by $0.9 million, or 2%, to $50.5 million for the six months ended June 30, 2018 from $49.6 million for the six months ended June 30, 2017. The increase was primarily due to a $1.4 million increase in our mini-VSAT service sales compared to the six months ended June 30, 2017 primarily due to a 9% increase in subscribers, partially as a result of the introduction of AgilePlans. Partially offsetting this increase was a $0.4 million decrease in content and training service sales and a $0.1 million decrease in other mobile connectivity services.

Operating earnings for the mobile connectivity segment decreased $1.0 million, or 32%, for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. This decrease resulted primarily from the increase in airtime network costs due to the operation of the new HTS network in addition to the existing network, a $0.5 million increase in salaries and associated compensation, a $0.8 million increase in warranty expense, partially offset by a $0.4 million decrease in professional fees and a $0.2 million decrease in bad debt expense.

Inertial Navigation Segment

Net sales in the inertial navigation segment increased $4.6 million, or 38%, for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. Inertial navigation product sales increased by $3.7 million, or 35%, to $14.2 million for the six months ended June 30, 2018 from $10.5 million for the six months ended June 30, 2017 primarily due to a $2.8 million increase in FOG products sales and a $0.9 million increase in TACNAV sales.

Inertial navigation service sales increased $0.9 million, or 51%, to $2.8 million for the six months ended June 30, 2018 from $1.9 million for the six months ended June 30, 2017. The increase resulted primarily from a $0.7 million increase in contracted engineering services for an engineering and services development contract from a major U.S. defense contractor, which began in the first quarter of 2018 and was completed in the second quarter, as well as a $0.2 million increase in inertial navigation repair revenue.

Our operating earnings for the inertial navigation segment increased $1.6 million for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. This increase is primarily due to the increase in product and service sales, partially offset by a $0.1 million increase in salaries and associated compensation.

Unallocated

Unallocated operating loss decreased $0.9 million, or 10%, for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. The decrease in the unallocated operating loss was primarily the result of a $0.8 million decrease in salaries and associated compensation and a $0.3 million decrease in professional fees, partially offset by a $0.2 increase in depreciation expense.

Backlog

Backlog is not a meaningful indicator for predicting revenue in future periods. Commercial resellers for our mobile connectivity products and FOG products do not carry extensive inventories and rely on us to ship products quickly. Generally due to the rapid delivery of our commercial products, our backlog for those products is not significant.

Our backlog for all products and services was $13.1 million and $16.3 million as of June 30, 2018 and December 31, 2017, respectively. As of June 30, 2018, $9.3 million of our backlog was scheduled for fulfillment in 2018, $1.8 million was scheduled for fulfillment in 2019, and $2.0 million was scheduled for fulfillment in 2020 through 2025.

Backlog consists of orders evidenced by written agreements and specified delivery dates for customers who are acceptable credit risks. We do not include satellite connectivity service sales in our backlog even though many of our satellite connectivity customers have signed annual or multi-year service contracts providing for a fixed monthly fee. Military orders included in backlog are generally subject to cancellation for the convenience of the customer. When orders are canceled, we generally recover actual costs incurred through the date of cancellation and the costs resulting from termination. As of June 30, 2018, our backlog included $4.3 million in orders that are subject to cancellation for convenience by the customer. Individual orders for guidance and stabilization products are often large and may require procurement of specialized long-lead components and allocation of manufacturing resources. The complexity of planning and executing larger orders generally requires customers to order well in advance of the required delivery date, resulting in backlog.
Liquidity and Capital Resources

Our primary liquidity needs are to fund general business requirements, including working capital requirements, capital expenditures, interest payments, and debt repayments. In recent years, we have funded our operations primarily from cash flows from operations, bank financing, an equity private placement and the proceeds received from exercises of stock options.

As of June 30, 2018, we had $34.9 million in cash, cash equivalents, and marketable securities, of which $18.5 million in cash and cash equivalents was held in local currencies by our foreign subsidiaries. Our foreign subsidiaries held no marketable securities as of June 30, 2018. As of June 30, 2018, we had $44.9 million in working capital.

Net cash used in operations was $1.2 million for the six months ended June 30, 2018 compared to net cash provided by operations of $6.8 million for the six months ended June 30, 2017. The $8.0 million decrease in cash provided by operations was primarily due to a $5.8 million decrease in cash inflows relating to accounts receivable, a $4.2 million increase in cash outflows relating to accounts payable and accrued expenses, a $2.5 million decrease in cash inflows relating to deferred revenue and contract liabilities and a $0.7 million increase in cash outflows relating to non-current assets and non-current contract assets. Partially offsetting these items were a $2.5 million decrease in cash outflows relating to inventories, a $1.7 million decrease in our net loss, a $0.4 million increase in non-cash items, a $0.3 million decrease in cash outflows relating to prepaid expenses, other current assets and current contract assets, and a $0.3 million decrease in cash outflows related to other long-term liabilities.

Net cash provided by investing activities was $0.5 million for the six months ended June 30, 2018 compared to net cash provided by investing activities of $5.1 million for the six months ended June 30, 2017. The $4.6 million decrease was principally the result of a $4.0 million decrease in net proceeds from investments in available-for-sale marketable securities and a $0.6 million increase in capital expenditures.

Net cash provided by financing activities was $0.9 million for the six months ended June 30, 2018 compared to net cash used in financing activities of $8.9 million for the six months ended June 30, 2017. The $9.8 million increase in net cash provided by financing activities is primarily attributable to a $6.3 million decrease in repayments of long-term debt and term note borrowings and a $4.5 million increase in sale of treasury stock. These amounts were partially offset by a $0.8 million decrease in proceeds from the exercise of stock options net of payments for employee restricted stock withholdings and a $0.3 million increase in payment on our capital lease.

Borrowing Arrangements

Principal Credit Facility

As of June 30, 2018, there was $40.9 million in aggregate principal amount outstanding under our principal credit facility. On July 1, 2014, we entered into a five-year senior credit agreement with Bank of America, N.A., as administrative agent, and the lenders named from time to time as parties thereto, for an aggregate amount of up to $80.0 million, including a revolving credit facility of up to $15.0 million and a term loan of $65.0 million to be used for general corporate purposes, including both the refinancing of the $30.0 million of indebtedness then outstanding under our former credit facility and permitted acquisitions. The credit agreement was most recently amended in March 2017 to modify the Maximum Consolidated Leverage Ratio, the Applicable Rate, the Consolidated Fixed Charge Coverage Ratio (each as defined in the credit agreement) and the amortization schedule of the term loan, as well as to make certain other changes.

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

Borrowings under the revolver are subject to the satisfaction of numerous conditions precedent at the time of each borrowing, including the continued accuracy of our representations and warranties and the absence of any default under the credit agreement. As of June 30, 2018, there were no borrowings outstanding under the revolver.

The credit agreement contains two financial covenants, a Maximum Consolidated Leverage Ratio and a Minimum Consolidated Fixed Charge Coverage Ratio, each as defined in the credit agreement. The Maximum Consolidated Leverage Ratio may not be greater than 1.50:1.00. The Minimum Consolidated Fixed Charge Coverage Ratio may not be less than 1.25:1.00. In the March 2017 amendment, the definition of the Consolidated Fixed Charge Coverage Ratio was amended to include only maintenance capital expenditures, as defined. We were in compliance with these financial ratio debt covenants as of June 30, 2018 and expect to be in compliance with the financial covenants for the foreseeable future.

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

On November 26, 2008, our Board of Directors authorized a program to repurchase up to one million shares of our common stock. The share repurchase program is funded using our existing cash, cash equivalents, marketable securities and future cash flows. As of June 30, 2018, 341,000 shares of our common stock remain available for repurchase under the program. We did not purchase any shares of our common stock in the six months ended June 30, 2018.

As of June 30, 2018, we held $34.9 million in cash, cash equivalents and marketable securities. We believe that our cash, cash equivalents and marketable securities, together with our other working capital and cash flows from operations, will be adequate to meet planned operating and capital requirements through at least the next twelve months. However, as the need or opportunity arises, we may seek to raise additional capital through public or private sales of securities or through additional debt financing. There are no assurances that we will be able to obtain any additional funding or that such funding will be available on terms acceptable to us.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk exposures are interest rate risk and foreign currency exchange rate risk.

We are exposed to changes in interest rates because we finance certain operations through fixed and variable rate debt instruments.

We had $40.9 million in borrowings outstanding at June 30, 2018, at an interest rate equal to the LIBOR Daily Floating Rate plus 1.75% under our variable-rate credit facility. For more information regarding our credit facility, see Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Borrowing Arrangements. A hypothetical 10% increase or decrease in interest rates would have a $0.2 million impact on our annual interest expense based on the $40.9 million outstanding at June 30, 2018 with an interest rate of 3.85%.

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

We are exposed to currency exchange rate fluctuations related to our subsidiary operations in the United Kingdom, Denmark, Norway, Brazil, Singapore, Hong Kong, Cyprus, Japan, Belgium, and the Netherlands. Certain transactions in these locations are made in the local currency, yet are reported in the U.S. dollar. For foreign currency exposures existing at June 30, 2018, a 10% unfavorable movement in the foreign exchange rates for our subsidiary locations would not expose us to material losses in earnings or cash flows.

From time to time, we have purchased foreign currency forward contracts. These forward contracts are intended to offset the impact of exchange rate fluctuations on cash flows of our foreign subsidiaries. Foreign exchange contracts are accounted for as cash flow hedges and are recorded on the balance sheet at fair value until executed. Changes in the fair value are recognized in earnings. We did not enter into any such contracts or have any such contracts outstanding during the six months ended June 30, 2018.

The primary objective of our investment activities is to preserve principal and maintain liquidity, while at the same time maximizing income. We have not entered into any instruments for trading purposes. Some of the securities that we invest in may have market risk. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities that from time to time can include United States treasuries, certificates of deposit, investment grade asset-backed corporate securities, money market mutual funds, municipal bonds, and government agency and non-government debt securities. As of June 30, 2018, all of our marketable securities consisted of money market mutual funds. Accordingly, long-term interest rate risk is not considered material for our investment activities. We did not invest in any financial instruments denominated in foreign currencies as of June 30, 2018.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2018, the end of the period covered by this interim report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2018.

Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated changes in our internal control over financial reporting that occurred during the second quarter of 2018. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer did not identify any change in our internal control over financial reporting during the second quarter of 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In April 2017, we launched AgilePlans, our all-inclusive connectivity-as-a-service, or CaaS, usage-based pricing model for our mini-VSAT broadband service. Under this CaaS model, we charge subscribers a monthly fee in exchange for which we provide satellite communication hardware, shipping and installation, maintenance and support, airtime and voice services, a service management portal and certain basic content services. For both the three and six months ended June 30, 2018, AgilePlans revenue comprised less than 2% of our total revenue, respectively. Under this new model, we retain ownership of our satellite equipment and do not sell it to subscribers; accordingly, we anticipate that, to the extent that customers adopt this new subscription model, our revenues from product sales will decline, and our provision of this equipment to subscribers will increase our capital expenditures, which over time will increase our operating expenses as we depreciate these assets. Similarly, we anticipate that revenues from other services included in the plans, which have previously been sold separately, will also decline. Although our goal with the new pricing model is to increase the number of subscribers and thereby increase our overall mobile connectivity revenues, the pricing model is new and untested in our markets and may have unanticipated consequences for our business. There can be no assurance that customers will adopt the new pricing model or that revenues from our AgilePlans will offset the loss of other revenue and increase our overall mobile connectivity revenues. Accordingly, the introduction of this new pricing model may lead to lower overall revenues in our mobile connectivity segment on either a short-term or long-term basis. Further, because we retain ownership of the satellite communications equipment provided to subscribers under the AgilePlans, we may incur increased costs seeking to recover equipment from any customers who may default on payment or transition to another service. Adoption of the same or similar pricing models by competitors may lead to significant price competition, which could also adversely affect our revenues.

Our launch of a new high-throughput satellite network will cause us to incur significant additional operating costs and may create technical challenges and management distraction that may adversely affect our operating profit.

On November 20, 2017, we launched a new high-throughput satellite, or HTS, communications service that makes use of Intelsat’s Global IntelsatOne Flex managed services and also incorporates SKY-Perfect JSAT capacity. We also operate a global network of leased satellite transponders and terrestrial teleports in cooperation with ViaSat, Inc. We anticipate that the HTS network may eventually significantly reduce costs and enhance the capabilities of the satellite communications services that we offer to our customers. In the short term, however, the launch of the HTS network has resulted and will result in additional operating costs arising from the need to operate both the HTS network and the legacy network. The operation of the HTS network may also present technical challenges arising from Intelsat’s use of the relatively new iDirect Velocity technology for the coding and modulation of satellite signals. Further, the operational requirements associated with the HTS network are likely to require significant attention from our management, marketing, sales, and technical teams, potentially distracting them from other opportunities to further develop our services and increase our customer base. Finally, our current focus on the HTS network creates potential risks with respect to the continued operation of our existing satellite communications network and our contractual arrangement with ViaSat and satellite operators. The contractual arrangement with ViaSat and satellite operators will need to be phased out over a period of several years, but the reliability of the existing satellite network will need to be maintained during the entirety of the wind-down period.

Our financial results may be adversely affected by changes in accounting principles applicable to us.

Generally accepted accounting principles in the United States, or U.S. GAAP, are subject to modification and interpretation by the Financial Accounting Standards Board, or the FASB, the SEC, and other bodies formed to promulgate and interpret accounting principles. For example, in May 2014, the FASB issued Accounting Standards Codification Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), which substantially revised revenue recognition guidance under U.S. GAAP. We implemented this new revenue standard in the first quarter of 2018. The adoption of this new standard is having a material impact on our consolidated financial statements, including expected delays in recognition of revenue for certain mini-VSAT Broadband services and hardware contracts and expected balance sheet impacts relating to accounts receivable, contract assets and contract liabilities. These or other changes in accounting principles are adversely affecting our reported financial results, including a meaningful increase to our accumulated deficit upon adoption. Moreover, our system of internal controls was originally designed to address previous standards for revenue recognition (Topic 605), and the modifications we have made to our internal controls to address the new standard may be insufficient to implement the new standard accurately or in full. Any insufficiencies or errors in implementation could lead to mistakes in, or delays in filing, our consolidated financial statements as well as deficiencies or weaknesses in our internal control over financial reporting and our disclosure controls and procedures, any of which could lead to additional accounting, legal and other expenses, potential restatements, loss of investor confidence, enforcement actions by governmental authorities, securities class actions and other adverse consequences.

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

Changes in U.S. trade policy, including changes to existing trade agreements and any resulting changes in international trade relations, may have a material adverse effect on us.

The U.S. administration is altering the U.S.’s approach to international trade and has indicated its intent to renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements and treaties with foreign countries. In addition, the U.S. administration has initiated or is considering imposing tariffs on certain foreign goods, and certain foreign governments have instituted or are considering imposing retaliatory tariffs on certain U.S. goods. It is unclear what the U.S. government or foreign governments will or will not do with respect to tariffs or other international trade agreements and policies. A trade war or other governmental action related to tariffs or international trade agreements or policies could reduce demand for our products and services, increase our costs, reduce our profitability, adversely impact our supply chain or otherwise have a material adverse effect on our business and results of operations.

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

We must generate a certain level of sales of the TracPhone V-HTS and V-IP series products and our mini-VSAT Broadband service in order to maintain or improve our service gross margins.

As a result of our mini-VSAT Broadband network infrastructure, our cost of service sales includes certain fixed costs that do not generally vary with the volume of service sales, and we have almost no ability to reduce these fixed costs in the short term. These fixed costs have increased significantly each year as we have further expanded our network to accommodate additional subscriber demand and/or coverage areas, and we expect that this trend will continue in 2018 and beyond, particularly as we establish and expand our new high throughput satellite, or HTS, network. Sales of our TracPhone V-IP series products declined from 2016 to 2017, continuing through the first half of 2018 due to our introduction of TracPhone V-HTS and our AgilePlans. If sales of our TracPhone V-HTS and V-IP series products and the mini-VSAT Broadband service, including through our new AgilePlans subscription model, do not generate the level of revenue that we expect or if those revenues decline, our service gross margins may continue to decline. As our market share has increased, we have also experienced a general increase in customer termination and suspension rates, compounded by accelerated declines in sales for vessels servicing the oil supply market with some bulk carriers, and lower unit sales of our mobile connectivity hardware, both in the United States and Europe. The failure to improve our mini-VSAT Broadband service gross margins and unit or subscriber sales would have a material adverse effect on our overall profitability.

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

Our TracPhone V-HTS and V-IP systems offer customers a range of benefits due to their integrated design, hardware costs that are lower than existing maritime Ku-band VSAT systems, and broadband technology. We currently compete against companies that offer established maritime Ku-band VSAT service using, in some cases, antennas 1-meter in diameter or larger. While we are unaware of any company offering a 37-cm VSAT solution comparable to our TracPhone V3-IP, we are encountering regional competition from companies offering 60-cm VSAT systems and services, which are comparable in size to our TracPhone V7-IP. Likewise, our TracPhone V11-IP, at 1.1-meter in diameter, is approximately 85% smaller and lighter than competing C-band maritime VSAT systems, which use antennas in excess of 2.4-meters in diameter to provide similar global services. We are unaware of any competitor currently offering a similar size solution for global C-band coverage, but any introduction of such a product could adversely impact our success. In addition, other companies could replicate some of the distinguishing features of our TracPhone V-HTS and V-IP series products, which could potentially reduce the appeal of our solution, increase price competition, and adversely affect sales. For example, in early 2016, Inmarsat launched its Fleet Xpress service, a global Ka-band mobile VSAT service that Inmarsat claims is faster and has a lower price per megabit than existing Ku-band services.This service may adversely impact sales of our mini-VSAT Broadband service and related equipment. Our arrangement to use the IntelsatOne Flex service for our HTS network is not exclusive, and competitors’ use of this service could also adversely impact sales. Moreover, consumers may choose other services such as FleetBroadband or Iridium OpenPort for their service coverage at potentially lower hardware costs despite higher service costs and slower data rates.

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

Research and development in our industry is inherently complex and uncertain, and our current and anticipated research and development projects may not achieve the results we seek. For example, we are currently investing in the development of a new, low-cost FOG for the autonomous vehicle market that will satisfy rigorous performance expectations but that can be manufactured at a significantly lower cost than our current FOGs. We are also seeking to develop enhancements to our current generation of TACNAV products. As with all development projects, we may encounter unforeseen technical challenges, delays, cost overruns, licensing requirements or other problems that prevent us from achieving our goals, as a result of which we could lose significant market opportunities. Our research and development expenses decreased 1% from 2016 to 2017, and 3% from the first six months of 2017 to the first six months of 2018, and the capital resources that we can devote to our research and development efforts may be insufficient to achieve our goals. Our efforts may not result in any viable products or may result in products whose performance, features, price or availability may not be attractive to customers. As a result, our efforts may not result in products that generate meaningful revenues in the near term, or at all. We may expend a significant amount of resources in unsuccessful research and development efforts, and any failure to achieve our research and development goals may harm our reputation with customers or otherwise adversely affect our business, financial condition and results of operations.

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

These factors periodically cause substantial fluctuations in sales of our TACNAV and FOG products and services from period to period. For example, TACNAV product sales increased $0.9 million, or 67%, from the first six months of 2017 to the first six months of 2018, and sales of our TACNAV products decreased $10.3 million, or 69%, from 2016 to 2017. Similarly, sales of our FOG products increased $2.8 million, or 31%, from the first six months of 2017 to the first six months of 2018, and sales of our FOG products increased $2.8 million, or 16%, from 2016 to 2017. In October 2014, we received a $19.0 million TACNAV product and services contract with an international military customer which included program management and engineering services delivered through 2017 and hardware shipments that were completed in the third quarter of 2016. These large orders contribute to the unpredictability of our revenues from period to period. Government customers may change defense spending priorities at any time.

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

We are actively seeking to increase revenues from the commercial markets for our mini-VSAT Broadband service, particularly shipping companies and other companies that deploy a fleet of vessels. In marketing this service, we offer leasing arrangements for the TracPhone antennas to both commercial and leisure customers. If commercial leases become increasingly popular with our customers, we could face increased risks of default under those leases. Defaults could increase our costs of collection (including costs of retrieving or abandoning leased equipment) and reduce the amount we collect from customers, which could harm our results of operations. Moreover, fleet sales are likely to be less common than, and perhaps substantially larger than, our typical orders, which could lead to increased variability in our quarterly revenues and gross margin realization. Under ASC 606, product revenue for sales-type leases of our mini-VSAT equipment will be recognized throughout the lease term, which is typically three to five years.

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

We currently have, and will likely continue to have, a substantial amount of indebtedness. Our indebtedness could, among other things, make it more difficult for us to satisfy our financial obligations, require us to use a large portion of our cash flow from operations to repay and service our debt or otherwise create liquidity problems, limit our flexibility to adjust to market conditions, place us at a competitive disadvantage and expose us to interest rate fluctuations. As of June 30, 2018, we had total debt outstanding of $43.6 million, which included $40.9 million in aggregate principal amount of indebtedness outstanding under our term note that matures in July 2019. As of June 30, 2018, there were no borrowings outstanding under the revolver and the full balance of $15.0 million was available for borrowing.

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

We rely upon third-party communications technology and satellite providers to permit two-way broadband Internet via our TracPhone V-HTS and V-IP series antennas, and any disruption in the availability of this technology could adversely affect sales.

Our mini-VSAT Broadband service relies on broadband communications technology developed by ViaSat and IntelSat for use with satellite capacity controlled by SES, Eutelsat, Sky Perfect-JSAT, Telesat, Echostar, Intelsat and Star One. Our TracPhone broadband satellite terminals combine our stabilized antenna technology with this third-party mobile broadband technology, including modems, to provide two-way broadband Internet service. This third-party technology is also integrated within the satellite hubs that support this service. Sales of the TracPhone V-HTS and V-IP series products and our mini-VSAT Broadband service could be disrupted if we fail to receive approval from regulatory authorities to provide our service in the waters of various countries where our customers operate or if there are issues with the availability of the third-party hardware. Moreover, satellite communications technology may continue to evolve, which could reduce the relative attractiveness of the third-party technology we currently offer, and the hardware we use may cease to be compatible with changes in satellite service offerings. As we transition customers to our new HTS service over the next several years, we may encounter technological challenges, increased expenses, customer dissatisfaction, inventory obsolescence, interruptions in supply, disruptions in current relationships or arrangements and unforeseen obstacles, any of which could have a material adverse effect on our mobile satellite business, revenues and profitability.

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

Historically, sales to customers outside the United States have accounted for a significant portion of our net sales. We derived 59%, 62%, 63%, and 67% of our revenues in the six months ended June 30, 2018 and the years ended December 31, 2017, 2016, and 2015, respectively, from sales to customers outside the United States. We have foreign sales offices in Denmark, the United Kingdom, Singapore, Hong Kong, Japan, Norway, Cyprus and the Philippines, as well as a subsidiary in Brazil that manages local sales. However, aside from these international sales offices, substantially all of our personnel and operations, particularly for our mobile connectivity equipment business and our inertial navigation business, are located in the United States. Our limited operations in foreign countries may impair our ability to compete successfully in international markets and to meet the service and support needs of our customers in countries where we have little to no infrastructure. We are subject to a number of risks associated with our international business activities, which may increase our costs and require significant management attention. These risks include:

•	retaliatory and other tariffs;

•	technical challenges we may face in adapting our mobile connectivity products to function with different satellite services and technology in use in various regions around the world;

•	satisfaction of international regulatory requirements and delays and costs associated with procurement of any necessary licenses or permits;

•	the potential unavailability of content licenses covering international waters and foreign locations;

•	restrictions on the sale of certain inertial navigation products to foreign military and government customers;

•	increased costs of providing customer support in multiple languages;

•	increased costs of managing operations that are international in scope;

•	potentially adverse tax consequences, including restrictions on the repatriation of earnings;

•	protectionist laws and business practices that favor local competitors, which could slow our growth in international markets;

•	potentially longer sales cycles, which could slow our revenue growth from international sales;

•	potentially longer accounts receivable payment cycles and difficulties in collecting accounts receivable; and

•	economic and political instability in some international markets.

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

Our company and our customers can potentially use our services to collect, use and store information, including personally identifiable information or other information treated as confidential, regarding the content and manner of usage of our services by them, their employees and maritime crews. Federal, state and foreign governments and agencies have adopted, are considering adopting, or may adopt laws and regulations regarding the collection, use, storage and disclosure of such information obtained from consumers and individuals, such as the European Union’s new General Data Protection Regulation, or the GDPR, which took effect in May 2018. The costs of compliance with, and other burdens imposed by, such laws and regulations that are applicable to us and the operations of our customers may limit the use and adoption of our services and reduce overall demand, and any non-compliance with these laws and regulations could lead to significant remediation expenses, fines, penalties or other regulatory liabilities such as orders or consent decrees forcing us to modify our privacy practices, as well as reputational damage or third-party lawsuits seeking damages or other relief. For example, the GDPR imposes a strict data protection compliance regime with penalties of up to the greater of 4% of worldwide revenue and €20 million.

Domestic and international legislative and regulatory initiatives may harm our ability, and the ability of our customers, to process, handle, store, use and transmit information, including demographic and personally identifiable information or other information treated as confidential, regarding individual users of the services, which could reduce demand for some of our services, increase our costs and force us to change our business practices. These laws and regulations are still evolving and are likely to be in flux and subject to uncertain interpretation for the foreseeable future. For example, under the GDPR, local data protection authorities have the ability to interpret the GDPR, which could create inconsistencies on a country-by-country basis. Our business could be harmed if legislation or regulations are adopted, interpreted or implemented in a manner that is inconsistent from country to country and inconsistent with our current policies and practices, or those of our customers. In addition, foreign data protection, privacy, and consumer protection laws and regulations, such as the GDPR, are often more stringent than those in the United States.

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

Our stock price has historically been volatile. During the period from January 1, 2015 to June 30, 2018, the trading price of our common stock ranged from $7.31 to $15.79. Many factors may cause the market price of our common stock to fluctuate, including:

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

We are subject to income taxes and other taxes in both the U.S. and the foreign jurisdictions in which we currently operate. The determination of our worldwide provision for income taxes and current and deferred tax assets and liabilities requires significant judgment and estimation. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. We are subject to regular review and audit by both domestic and foreign tax authorities and to the prospective and retrospective effects of changing tax regulations and legislation. Although we believe our tax estimates are reasonable, the ultimate tax outcome may materially differ from the tax amounts recorded in our consolidated financial statements and may materially affect our income tax benefit or expense, net loss or income, and cash flows in the period in which such determination is made. As of June 30, 2018, we had liabilities for uncertain tax positions of $1.4 million.

Deferred tax assets are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating losses and tax credit carry forwards. In certain instances, a valuation allowance may be recorded to reduce certain deferred tax assets to estimated realizable value. We review our deferred tax assets and valuation allowance requirements on a quarterly basis. If, during our quarterly reviews of our deferred tax assets, we determine that it is more likely than not that we will not be able to generate sufficient future taxable income to realize the net carrying value of deferred tax assets, we will record a valuation allowance to reduce the tax assets to estimated realizable value, which could result in a material income tax charge. As part of our review, we consider positive and negative evidence, including cumulative results of recent years. As of June 30, 2018, we had recorded $15.6 million of valuation allowances against our gross deferred tax assets of $16.0 million.

Our effective tax rate fluctuates, and we may incur obligations in tax jurisdictions in excess of accrued amounts.

As a global company, we are subject to taxation in numerous countries, states and other jurisdictions. As a result, our effective tax rate is derived from a combination of applicable tax rates in the various places that we operate. In preparing our financial statements, we estimate the amount of tax that will become payable in each jurisdiction. Our effective tax rate may vary as a result of numerous factors, including changes in the mix of our profitability from country to country, the results of examinations and audits of our tax filings, adjustments to the value of our uncertain tax positions, changes in accounting for income taxes and changes in tax laws, including the 2017 Tax Cuts and Jobs Act, or the 2017 Tax Act. Any of these factors could cause us to experience an effective tax rate significantly different from previous periods or our current expectations.

In addition, our inability to secure or sustain acceptable arrangements with tax authorities and future changes in the tax laws, among other things, may result in tax obligations that exceed the amounts accrued in our financial statements.

The 2017 Tax Act has resulted in significant changes to the U.S. corporate income tax system. These changes include a federal statutory rate reduction from 35% to 21%, the elimination or reduction of certain domestic deductions and credits and limitations on the deductibility of interest expense and executive compensation. The 2017 Tax Act also transitions taxation of earnings from a worldwide system to a modified territorial system and includes base erosion prevention measures on non-U.S. earnings, which has the effect of subjecting certain earnings of our foreign subsidiaries to U.S. taxation as global intangible low-taxed income, or GILTI. These changes are effective beginning in 2018.

The 2017 Tax Act also includes the transition toll tax, which is a one-time mandatory deemed repatriation tax on accumulated foreign subsidiaries' previously untaxed foreign earnings. The transition toll tax may be paid over an eight-year period, starting in 2018, and will not accrue interest.

We have made a preliminary estimate of the transition toll tax and the remeasurement of our deferred tax assets and liabilities as of December 31, 2017. The preliminary estimate is subject to change as we finalize our analysis and as interpretations of the provisions of the 2017 Tax Act continue to develop. The final determination of the transition toll tax and the remeasurement of our deferred tax assets and liabilities will be completed as additional information becomes available, but no later than one year after the enactment of the 2017 Tax Act. U.S. Treasury regulations, administrative interpretations or court decisions interpreting the 2017 Tax Act may require further adjustments and changes in our estimates, which could have a material adverse effect on our business, results of operations or financial conditions.

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

On November 26, 2008, our Board of Directors authorized a program to repurchase up to one million shares of our common stock. As of June 30, 2018, 341,000 shares of common stock remain available for repurchase under the program. The repurchase program is funded using our existing cash, cash equivalents, marketable securities, and future cash flows. Under the repurchase program, at management’s discretion, we may repurchase shares on the open market from time to time, in privately negotiated transactions or block transactions, or through an accelerated repurchase agreement. The timing of such repurchases depends on availability of shares, price, market conditions, alternative uses of capital, and applicable regulatory requirements. The program may be modified, suspended or terminated at any time without prior notice. The repurchase program has no expiration date. There were no other repurchase programs outstanding during the three months ended June 30, 2018, and no repurchase programs expired during the period.

We did not repurchase any shares of our common stock in open market transactions during the six months ended June 30, 2018.

During the three months ended June 30, 2018, no vested restricted shares were surrendered to us in satisfaction of tax withholding obligations.

ITEM 6.    EXHIBITS
Exhibits:

Exhibit No.	Description	Filed with this Form 10-Q	Incorporated by Reference
			Form	Filing Date	Exhibit No.
3.1	Amended and Restated Certificate of Incorporation, as amended		10-Q	August 6, 2010	3.1

3.2	Amended and Restated Bylaws		10-Q	November 1, 2017	3.2

4.1	Specimen certificate for the common stock		10-K	March 2, 2017	4.1

31.1	Rule 13a-14(a)/15d-14(a) certification of principal executive officer	X

31.2	Rule 13a-14(a)/15d-14(a) certification of principal financial officer	X

32.1	Section 1350 certification of principal executive officer and principal financial officer	X

101
The following financial information from KVH Industries, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets (unaudited), (ii) the Consolidated Statements of Operations (unaudited), (iii) the Consolidated Statements of Comprehensive Income (Loss) (unaudited), (iv) the Consolidated Statements of Cash Flows (unaudited), and (v) the Notes to Consolidated Financial Statements (unaudited).
		X

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 2, 2018

KVH Industries, Inc.

By:	/s/ DONALD W. REILLY
Donald W. Reilly
(Duly Authorized Officer and Chief Financial Officer)

Exhibit Index

Exhibit No.	Description	Filed with this Form 10-Q	Incorporated by Reference
			Form	Filing Date	Exhibit No.
3.1	Amended and Restated Certificate of Incorporation, as amended		10-Q	August 6, 2010	3.1

3.2	Amended and Restated Bylaws		10-Q	November 1, 2017	3.2

4.1	Specimen certificate for the common stock		10-K	March 2, 2017	4.1

31.1	Rule 13a-14(a)/15d-14(a) certification of principal executive officer	X

31.2	Rule 13a-14(a)/15d-14(a) certification of principal financial officer	X

32.1	Section 1350 certification of principal executive officer and principal financial officer	X

101
The following financial information from KVH Industries, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets (unaudited), (ii) the Consolidated Statements of Operations (unaudited), (iii) the Consolidated Statements of Comprehensive Income (Loss) (unaudited), (iv) the Consolidated Statements of Cash Flows (unaudited), and (v) the Notes to Consolidated Financial Statements (unaudited).
		X