Form 10-Q
period 2018-09-30
KVH INDUSTRIES INC \DE\
filed 2018-10-31
CIK 1007587

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2018
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Date	Class	Outstanding shares
October 29, 2018	Common Stock, par value $0.01 per share	17,737,431

KVH INDUSTRIES, INC. AND SUBSIDIARIES
Form 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1.    Financial Statements
KVH INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share and share amounts)

	September 30, 2018	December 31, 2017
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$32,900	$34,596
Marketable securities	336	8,319
Accounts receivable, net of allowance for doubtful accounts of $2,786 and $2,852 as of September 30, 2018 and December 31, 2017, respectively	28,971	28,316
Inventories	24,676	22,732
Prepaid expenses and other current assets	3,741	3,816
Current contract assets	3,460	—
Total current assets	94,084	97,779
Property and equipment, less accumulated depreciation of $55,736 and $51,099 as of September 30, 2018 and December 31, 2017, respectively	52,375	43,521
Intangible assets, less accumulated amortization of $23,757 and $20,656 as of September 30, 2018 and December 31, 2017, respectively	11,637	15,120
Goodwill	32,848	33,872
Other non-current assets	6,701	5,927
Non-current contract assets	6,626	—
Non-current deferred income tax asset	201	20
Total assets	$204,472	$196,239
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,957	$15,736
Accrued compensation and employee-related expenses	5,598	5,358
Accrued other	11,748	9,210
Accrued product warranty costs	2,032	2,074
Deferred revenue	—	6,919
Current portion of long-term debt	22,691	2,482
Contract liabilities	10,770	—
Liability for uncertain tax positions	1,316	1,570
Total current liabilities	69,112	43,349
Other long-term liabilities	2,060	19
Long-term contract liabilities	8,771	—
Long-term debt, excluding current portion	20,252	44,572
Non-current deferred income tax liability	2,547	2,634
Total liabilities	$102,742	$90,574
Commitments and contingencies (Note 2, 10, 12, and 19)
Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 1,000,000 shares; none issued	—	—
Common stock, $0.01 par value. Authorized 30,000,000 shares; 19,021,853 and 18,787,816 shares issued at September 30, 2018 and December 31, 2017, respectively; and 17,739,431 and 17,128,825 shares outstanding at September 30, 2018 and December 31, 2017, respectively	190	188
Additional paid-in capital	138,731	134,361
Accumulated deficit	(13,575)	(4,417)
Accumulated other comprehensive loss	(13,452)	(11,317)
	111,894	118,815
Less: treasury stock at cost, common stock, 1,282,422 and 1,658,991 shares as of September 30, 2018 and December 31, 2017, respectively	(10,164)	(13,150)
Total stockholders’ equity	101,730	105,665
Total liabilities and stockholders’ equity	$204,472	$196,239

See accompanying Notes to Unaudited Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except earnings per share amounts, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Sales:
Product	$16,367	$14,169	$46,521	$43,355
Service	27,150	26,281	80,489	77,755
Net sales	43,517	40,450	127,010	121,110
Costs and expenses:
Costs of product sales	9,767	9,578	28,784	29,412
Costs of service sales	15,376	13,374	44,690	39,736
Research and development	3,789	3,990	11,288	11,698
Sales, marketing and support	8,421	8,234	25,856	25,098
General and administrative	7,084	7,075	21,679	22,805
Total costs and expenses	44,437	42,251	132,297	128,749
Loss from operations	(920)	(1,801)	(5,287)	(7,639)
Interest income	161	166	464	491
Interest expense	453	379	1,290	1,081
Other income (expense), net	199	(141)	371	(321)
Loss before income tax expense	(1,013)	(2,155)	(5,742)	(8,550)
Income tax expense	161	283	668	799
Net loss	$(1,174)	$(2,438)	$(6,410)	$(9,349)

Net loss per common share
Basic and diluted	$(0.07)	$(0.15)	$(0.38)	$(0.57)
Weighted average number of common shares outstanding:
Basic and diluted	17,188	16,469	17,025	16,393

See accompanying Notes to Unaudited Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net loss	$(1,174)	$(2,438)	$(6,410)	$(9,349)
Other comprehensive (loss) income, net of tax:
Unrealized gain (loss) on available-for-sale securities	—	2	1	(1)
Foreign currency translation adjustment	(763)	1,956	(2,185)	4,997
Unrealized gain on derivative instruments, net	12	19	49	64
Other comprehensive (loss) income, net of tax(1)	(751)	1,977	(2,135)	5,060
Total comprehensive loss	$(1,925)	$(461)	$(8,545)	$(4,289)

(1) Tax impact was nominal for all periods.

See accompanying Notes to Unaudited Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Nine Months Ended
	September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(6,410)	$(9,349)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for doubtful accounts	444	637
Depreciation and amortization	9,481	8,222
Deferred income taxes	22	—
Loss on sale of fixed assets	2	21
Compensation expense related to stock-based awards and employee stock purchase plan	2,452	2,621
Unrealized currency translation gain	(290)	(205)
Changes in operating assets and liabilities:
Accounts receivable	(1,217)	1,975
Inventories	(1,907)	(896)
Prepaid expenses, other current assets, and current contract assets	(232)	(200)
Other non-current assets and non-current contract assets	(1,647)	(685)
Accounts payable	(992)	2,910
Deferred revenue, contract liabilities, and long-term contract liabilities	701	2,167
Accrued compensation, product warranty, and other	1,364	2,478
Other long-term liabilities	(10)	(305)
Net cash provided by operating activities	$1,761	$9,391
Cash flows from investing activities:
Capital expenditures	(11,463)	(10,234)
Cash paid for acquisition of intangible asset	(22)	(55)
Purchases of marketable securities	(2,036)	(9,351)
Maturities and sales of marketable securities	10,019	26,766
Net cash (used in) provided by investing activities	$(3,502)	$7,126
Cash flows from financing activities:
Repayments of long-term debt	(136)	(1,606)
Repayments of term note borrowings	(3,975)	(8,775)
Payment of employee restricted stock withholdings	—	(392)
Proceeds from stock options exercised and employee stock purchase plan	477	1,332
Sale of treasury stock	4,500	—
Payment of capital lease	(410)	—
Net cash provided by (used in) financing activities	$456	$(9,441)
Effect of exchange rate changes on cash and cash equivalents	(411)	1,877
Net (decrease) increase in cash and cash equivalents	(1,696)	8,953
Cash and cash equivalents at beginning of period	34,596	26,422
Cash and cash equivalents at end of period	$32,900	$35,375
Supplemental disclosure of non-cash investing activities:
Changes in accrued other and accounts payable related to property and equipment additions	$965	$402
Deferred purchase price consideration related to asset acquisition included in accrued expenses	$—	$50

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

The consolidated financial statements have not been audited by the Company’s independent registered public accounting firm and include all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations, and cash flows for the periods presented. These consolidated financial statements do not include all disclosures associated with annual financial statements and accordingly should be read in conjunction with the Company’s consolidated financial statements and related notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2017 filed on March 2, 2018 with the Securities and Exchange Commission. The results for the three and nine months ended September 30, 2018 are not necessarily indicative of operating results for the remainder of the year.

Significant Estimates and Assumptions and Other Significant Non-Recurring Transactions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of sales and expenses during the reporting periods. As described in the Company’s annual report on Form 10-K, the most significant estimates and assumptions by management affect the Company’s revenue recognition, valuation of accounts receivable, valuation of inventory, valuations and deferred purchase price consideration related to asset acquisition, expected future cash flows including growth rates, discount rates, terminal values and other assumptions and estimates used to evaluate the recoverability of long-lived assets and goodwill, estimated fair values of long-lived assets, including goodwill, amortization methods and periods, certain accrued expenses and other related charges, stock-based compensation, contingent liabilities, key valuation assumptions for its share-based awards, estimated fulfillment costs for warranty obligations, tax reserves and recoverability of the Company’s net deferred tax assets and related valuation allowance. The Company has reviewed these estimates and determined that these remain the most significant estimates for the nine months ended September 30, 2018.

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

(3)     Accounting Standards Issued and Not Yet Adopted

ASC Update No. 2016-02, No. 2018-10 and No. 2018-11

In February 2016, the Financial Accounting Standards Board, or FASB, issued ASC Update No. 2016-02, Leases (Topic 842). It is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Earlier application is permitted. Update No. 2016-02 creates new accounting and reporting guidelines for leasing arrangements. The new guidance requires organizations that lease assets to recognize assets and liabilities on the balance sheet related to the rights and obligations created by those leases, regardless of whether they are classified as finance or operating leases. Consistent with current guidance, the recognition, measurement, and presentation of expenses and cash flows arising from a lease primarily will depend on its classification as a finance or operating lease. The guidance also requires new disclosures to help financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. The new standard is to be applied using a modified retrospective approach.

In July 2018, the FASB issued Update No. 2018-10, Codification Improvements to Topic 842, Leases. Update No. 2018-10 made corrections to and further clarified Topic 842.

In July 2018, the FASB issued Update No. 2018-11, Leases-Targeted Improvements (Topic 842). Update No. 2018-11 allows companies to use the effective date of the new lease standard as the date of initial application on transition and not to apply the new lease standard in the comparative prior periods included in their financial statements in the year of adoption. The new guidance also gives entities the option not to separate non-lease components from the associated lease components when certain criteria are met.

The Company will adopt Topic 842 effective January 1, 2019. The Company established an implementation team to assist with its assessment of the impact of the lease guidance on its operations, consolidated financial statements and related disclosures. To date, this assessment has included (1) identifying the population of lease agreements and currently assessing the impact of other arrangements for embedded leases, (2) performing detailed analyses of the contracts to assess the impact of the noted differences in recognition and measurement that may result from adopting this new standard, and (3) evaluating and designing the necessary changes to its business processes, systems and controls to support recognition and disclosures under the new standard. Based on its current assessment, upon adoption the Company expects to recognize significant right-to-use assets and corresponding lease liabilities on its balance sheet related to leased facilities and equipment. We do not expect a material impact on our consolidated statements of operations or statement of cash flows.

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

ASC Update No. 2018-13

In August 2018, the FASB issued ASC Update No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. The update is effective for annual periods beginning on or after December 15, 2019. Early adoption is permitted upon issuance of this update. The purpose of Update No. 2018-13 is to modify and eliminate some of the disclosure requirements on fair value measurements found in Topic 820, Fair Value Measurement, for both public and nonpublic entities. Through the inclusion of this update, FASB aims to facilitate a clear communication of the information required by GAAP that is most important to users of each entity's financial statements, thus helping to improve the effectiveness of disclosures in the notes to financial statements. Update No. 2018-13 is not expected to have a material impact on the Company's financial position or results of operations.

ASC Update No. 2018-15

In August 2018, the FASB issued ASC Update No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Topic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The update is effective for annual periods beginning on or after December 15, 2019. Early adoption of the amendments in this update is permitted, including adoption in any interim period, for all entities. The purpose of Update No. 2018-15 is to provide a new guideline to the accounting of a customer of a cloud computing arrangement hosted by a vendor when the customer incurs costs associated with the implementation, set-up, and other upfront costs. Specifically, customers will follow the same criteria found in an arrangement with a software license when they capitalize the implementation costs. The new guidance also affects the classification of the capitalized implementation costs and related amortization expense found in a company's balance sheet, income statement, and cash flow statement, and the update also requires additional quantitative and qualitative disclosures. Update No. 2018-15 is not expected to have a material impact on the Company's financial position or results of operations.

There are no other recent accounting pronouncements issued by the FASB that are expected to have a material impact on the Company's financial statements.

(4)	Marketable Securities
Marketable securities as of September 30, 2018 and December 31, 2017 consisted of the following:

September 30, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market mutual funds	$336	$—	$—	$336
Total marketable securities designated as available-for-sale	$336	$—	$—	$336

December 31, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market mutual funds	$7,318	$—	$—	$7,318
Certificates of deposit	1,002	—	(1)	1,001
Total marketable securities designated as available-for-sale	$8,320	$—	$(1)	$8,319

The amortized costs and fair value of marketable securities as of September 30, 2018 and December 31, 2017 are shown below by effective maturity. Effective maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

September 30, 2018	Amortized Cost	Fair Value
Due in less than one year	$—	$—
December 31, 2017	Amortized Cost	Fair Value
Due in less than one year	$1,002	$1,001
Interest income from marketable securities was $2 and $25 during the three months ended September 30, 2018 and 2017, respectively, and $17 and $86 during the nine months ended September 30, 2018 and 2017, respectively.

(5)     Stockholder's Equity
(a) Stock Equity and Incentive Plan
The Company recognizes stock-based compensation in accordance with the provisions of ASC Topic 718, Compensation-Stock Compensation. Stock-based compensation expense, excluding compensation charges related to our employee stock purchase plan, or the ESPP, was $849 and $785 for the three months ended September 30, 2018 and 2017, respectively, and $2,417 and $2,577 for the nine months ended September 30, 2018 and 2017, respectively. As of September 30, 2018, there was $2,621 of total unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted-average period of 3.00 years. As of September 30, 2018, there was $4,192 of total unrecognized compensation expense related to restricted stock awards, which is expected to be recognized over a weighted-average period of 2.26 years.

Stock Options

During the three months ended September 30, 2018, 22 stock options were exercised for common stock. Additionally, during the three months ended September 30, 2018, no stock options were granted and 65 stock options expired, were canceled or were forfeited.

During the nine months ended September 30, 2018, 35 stock options were exercised for common stock, none of which was delivered to the Company as payment for the exercise price or related minimum tax withholding obligations. Additionally, during the nine months ended September 30, 2018, 401 stock options were granted with a weighted average grant date fair value of $3.82 per share and 152 stock options expired, were canceled or were forfeited. The Company has estimated the fair value of each option grant on the date of grant using the Black-Scholes option-pricing model. The weighted average assumptions utilized to determine the fair value of options granted during the nine months ended September 30, 2018 and 2017 were as follows:

	Nine Months Ended September 30,
	2018	2017
Risk-free interest rate	2.81%	1.96%
Expected volatility	36.60%	35.53%
Expected life (in years)	4.29	4.22
Dividend yield	0%	0%

As of September 30, 2018, there were 1,281 options outstanding with a weighted average exercise price of $10.27 per share and 343 options exercisable with a weighted average exercise price of $10.89 per share.

Restricted Stock

During the three months ended September 30, 2018, 45 shares of restricted stock were granted with a weighted average grant date fair value of $12.65 per share and no shares of restricted stock were forfeited. Additionally, during the three months ended September 30, 2018, 10 shares of restricted stock vested, of which no shares of common stock were surrendered to the Company as payment by employees in lieu of cash to satisfy minimum tax withholding obligations in connection with the vesting of restricted stock.

During the nine months ended September 30, 2018, 199 shares of restricted stock were granted with a weighted average grant date fair value of $11.47 per share and 19 shares of restricted stock were forfeited. Additionally, during the nine months ended September 30, 2018, 247 shares of restricted stock vested, of which no shares of common stock were surrendered to the Company as payment by employees in lieu of cash to satisfy minimum tax withholding obligations in connection with the vesting of restricted stock.

As of September 30, 2018, there were 538 shares of restricted stock outstanding still subject to service-based vesting conditions.

As of September 30, 2018, the Company had no shares of restricted stock that were subject to performance-based or market-based vesting conditions.

(b) Employee Stock Purchase Plan

The Company's Amended and Restated 1996 Employee Stock Purchase Plan (ESPP) affords eligible employees the right to purchase common stock, via payroll deductions, through various offering periods at a purchase price equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. During the three and nine months ended September 30, 2018, 17 shares were issued under the ESPP plan. During the three and nine months ended September 30, 2017, 0 and 26 shares were issued under the ESPP plan, respectively. The Company recorded compensation charges related to the ESPP of $11 and $24 for the three months ended September 30, 2018 and 2017, respectively, and $35 and $44 for the nine months ended September 30, 2018 and 2017, respectively.

(c) Stock-Based Compensation Expense

The following table presents stock-based compensation expense, including expense for the ESPP, in the Company's consolidated statements of operations for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Cost of product sales	$40	$68	$122	$222
Cost of service sales	—	—	—	1
Research and development	177	155	496	514
Sales, marketing and support	138	190	485	679
General and administrative	505	396	1,349	1,205
	$860	$809	$2,452	$2,621

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

The balances for the three months ended September 30, 2018 and 2017 are as follows:

	Foreign Currency Translation	Unrealized Gain (Loss) on Available for Sale Marketable Securities	Interest Rate Swaps	Total Accumulated Other Comprehensive Loss
Balance, June 30, 2018	$(12,669)	$—	$(32)	$(12,701)
Other comprehensive loss before reclassifications	(763)	—	—	(763)
Amounts reclassified from AOCI to Other income, net	—	—	12	12
Net other comprehensive (loss) income, September 30, 2018	(763)	—	12	(751)
Balance, September 30, 2018	$(13,432)	$—	$(20)	$(13,452)

	Foreign Currency Translation	Unrealized Gain (Loss) on Available for Sale Marketable Securities	Interest Rate Swaps	Total Accumulated Other Comprehensive Loss
Balance, June 30, 2017	$(13,610)	$(3)	$(113)	$(13,726)
Other comprehensive income before reclassifications	1,956	2	1	1,959
Amounts reclassified from AOCI to Other income, net	—	—	18	18
Net other comprehensive income, September 30, 2017	1,956	2	19	1,977
Balance, September 30, 2017	$(11,654)	$(1)	$(94)	$(11,749)

The balances for the nine months ended September 30, 2018 and 2017 are as follows:

	Foreign Currency Translation	Unrealized Gain (Loss) on Available for Sale Marketable Securities	Interest Rate Swaps	Total Accumulated Other Comprehensive Loss
Balance, December 31, 2017	$(11,247)	$(1)	$(69)	$(11,317)
Other comprehensive (loss) income before reclassifications	(2,185)	1	11	(2,173)
Amounts reclassified from AOCI to Other income, net	—	—	38	38
Net other comprehensive (loss) income, September 30, 2018	(2,185)	1	49	(2,135)
Balance, September 30, 2018	$(13,432)	$—	$(20)	$(13,452)

	Foreign Currency Translation	Unrealized Gain (Loss) on Available for Sale Marketable Securities	Interest Rate Swaps	Total Accumulated Other Comprehensive Loss
Balance, December 31, 2016	$(16,651)	$—	$(158)	$(16,809)
Other comprehensive income (loss) before reclassifications	4,997	(1)	5	5,001
Amounts reclassified from AOCI to Other income, net	—	—	59	59
Net other comprehensive income (loss), September 30, 2017	4,997	(1)	64	5,060
Balance, September 30, 2017	$(11,654)	$(1)	$(94)	$(11,749)

For additional information, see Note 4, "Marketable Securities," and Note 17, "Derivative Instruments and Hedging Activities."

(6)     Net Loss per Common Share

Basic net loss per share is calculated based on the weighted average number of common shares outstanding during the period. Diluted net loss per share incorporates the dilutive effect of common stock equivalent options, warrants and other convertible securities, if any, as determined with the treasury stock accounting method. For the three and nine months ended September 30, 2018, since there was a net loss, the Company excluded all 932 and 739, respectively, in outstanding stock options and non-vested restricted shares from its diluted loss per share calculation, as inclusion of these securities would have reduced the net loss per share. For the three and nine months ended September 30, 2017, since there was a net loss, the Company excluded all 597 and 995, respectively, in outstanding stock options and non-vested restricted shares from its diluted loss per share calculation, as inclusion of these securities would have reduced the net loss per share.

A reconciliation of the basic and diluted weighted average common shares outstanding is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Weighted average common shares outstanding—basic	17,188	16,469	17,025	16,393
Dilutive common shares issuable in connection with stock plans	—	—	—	—
Weighted average common shares outstanding—diluted	17,188	16,469	17,025	16,393

(7)     Inventories

Inventories are stated at the lower of cost and net realizable value using the first-in first-out costing method. Inventories as of September 30, 2018 and December 31, 2017 include the costs of material, labor, and factory overhead. Components of inventories consist of the following:

	September 30, 2018	December 31, 2017
Raw materials	$14,667	$13,347
Work in process	3,172	2,137
Finished goods	6,837	7,248
	$24,676	$22,732

(8)     Property and Equipment

Property and equipment, net, as of September 30, 2018 and December 31, 2017 consist of the following:

	September 30, 2018	December 31, 2017
Land	$3,828	$3,828
Building and improvements	24,087	24,038
Leasehold improvements	480	429
Machinery and equipment	25,208	24,764
Revenue-generating assets	40,543	28,453
Office and computer equipment	13,914	13,057
Motor vehicles	51	51
	108,111	94,620
Less accumulated depreciation	(55,736)	(51,099)
	$52,375	$43,521

Depreciation expense was $2,235 and $1,649 for the three months ended September 30, 2018 and 2017, respectively, and $6,380 and $4,956 for the nine months ended September 30, 2018 and 2017, respectively.

Certain revenue-generating hardware assets are utilized by the Company in the delivery of the Company's airtime services, media, and other content. These revenue-generating assets were previously included in machinery and equipment and are now presented separately.

(9)     Product Warranty

The Company’s products carry standard limited warranties that range from one to two years and vary by product. The warranty period begins on the date of retail purchase or lease by the original purchaser. The Company accrues estimated product warranty costs at the time of sale and any additional amounts are recorded when such costs are probable and can be reasonably estimated. Factors that affect the Company’s warranty liability include the number of units sold or leased, historical and anticipated rates of warranty repairs and the cost per repair. Warranty and related costs are reflected within sales, marketing and support in the accompanying consolidated statements of operations. As of September 30, 2018 and December 31, 2017, the Company had accrued product warranty costs of $2,032 and $2,074, respectively.

The following table summarizes product warranty activity during 2018 and 2017:

	Nine Months Ended
	September 30,
	2018	2017
Beginning balance	$2,074	$2,280
Charges to expense	1,592	845
Costs incurred	(1,634)	(810)
Ending balance	$2,032	$2,315

(10)     Debt

Long-term debt consisted of the following:

	September 30, 2018	December 31, 2017
2014 term note	$40,300	$44,275
Mortgage loan	2,643	2,779
Total	42,943	47,054
Less amounts classified as current	22,691	2,482
Long-term debt, excluding current portion	$20,252	$44,572

Term Note and Line of Credit

On July 1, 2014, the Company entered into (i) a five-year senior credit facility agreement (the 2014 Credit Agreement) with Bank of America, N.A., as Administrative Agent, and the lenders named from time to time as parties thereto (the 2014 Lenders), for an aggregate amount of up to $80,000, including a revolving credit facility (the 2014 Revolver) of up to $15,000 and a term loan (2014 Term Loan) of $65,000 to be used for general corporate purposes, including both (A) the refinancing of the Company’s $30,000 then-outstanding indebtedness under its previous credit facility and (B) permitted acquisitions, (ii) revolving credit notes (together, the 2014 Revolving Credit Note) to evidence the 2014 Revolver, (iii) term notes (together, the 2014 Term Note, and together with the 2014 Revolving Credit Note, the 2014 Notes) to evidence the 2014 Term Loan, (iv) a Security Agreement required by the 2014 Lenders with respect to the grant by the Company of a security interest in substantially all of the assets of the Company in order to secure the obligations of the Company under the 2014 Credit Agreement and the 2014 Notes, and (v) Pledge Agreements required by the 2014 Lenders with respect to the grant by the Company of a security interest in 65% of the capital stock of each of KVH Industries A/S and KVH Industries U.K. Limited held by the Company in order to secure the obligations of the Company under the 2014 Credit Agreement and the 2014 Notes.

Borrowings under the 2014 Revolver were subject to the satisfaction of numerous conditions precedent at the time of each borrowing, including the continued accuracy of the Company’s representations and warranties and the absence of any default under the 2014 Credit Agreement. As of September 30, 2018, there were no borrowings outstanding under the 2014 Revolver and the full balance of $15,000 was available for borrowing.

On October 30, 2018, the Company amended and restated the 2014 Credit Agreement by entering into (i) a three-year senior credit facility agreement (the 2018 Credit Agreement) with Bank of America, N.A., as Administrative Agent, and the lenders named from time to time as parties thereto (the 2018 Lenders), for an aggregate amount of up to $42,500, including a term loan (2018 Term Loan) of $22,500 and a reducing revolving credit facility (the 2018 Revolver) of up to $20,000 initially and reducing to $15,000 on December 31, 2019, each to be used for general corporate purposes, including the refinancing of the Company’s then-outstanding indebtedness under the 2014 Credit Agreement as described below, (ii) a Security Agreement required by the 2018 Lenders with respect to the grant by the Company of a security interest in substantially all of the assets of the Company in order to secure the obligations of the Company under the 2018 Credit Agreement, and (iii) Pledge Agreements required by the 2018 Lenders with respect to the grant by the Company of a security interest in 65% of the capital stock of each of KVH Industries A/S and KVH Industries U.K. Limited held by the Company in order to secure the obligations of the Company under the 2018 Credit Agreement. On the closing date, the Company repaid $17,225 on the 2014 Term Loan and refinanced its remaining balance. On the closing date, the Company also borrowed $5,000 under the 2018 Revolver.

The Company is required to make principal repayments on the 2018 Term Loan in the amount of $563 at the end of each of the first four three-month periods following the closing (ending with the period ending September 30, 2019); thereafter, the principal repayment amount increases to $703 for the four succeeding three-month periods (ending with the period ending September 30, 2020) and further increases to $844 for each succeeding three-month period (ending with the period ending June 30, 2021) until the maturity of the loan on October 30, 2021. The first principal payment on the 2018 Term Loan is due on December 31, 2018. On October 30, 2021, the entire remaining principal balance of the 2018 Term Loan and the entire principal balance of any outstanding loans under the 2018 Revolver are due and payable, together with all accrued and unpaid interest, fees, and any other amounts due and payable under the 2018 Credit Agreement. The 2018 Credit Agreement contains provisions requiring the mandatory prepayment of amounts outstanding under the 2018 Term Loan and the 2018 Revolver under specified circumstances, including (i) 100% of the net cash proceeds from certain dispositions to the extent not reinvested in the Company’s business within a stated period, (ii) 50% of the net cash proceeds from stated equity issuances and (iii) 100% of the net cash proceeds from certain receipts above certain threshold amounts outside the ordinary course of business. The prepayments are first applied to the 2018 Term Loan, in inverse order of maturity, and then to the 2018 Revolver.

Loans under the 2018 Credit Agreement bear interest at varying rates determined in accordance with the 2018 Credit Agreement. Each Eurodollar Rate Loan, as defined in the 2018 Credit Agreement, bears interest on the outstanding principal amount thereof for each interest period from the applicable borrowing date at a rate per annum equal to the LIBOR Daily Floating Rate or Eurodollar Rate, each as defined in the 2018 Credit Agreement, as elected by the Company, plus the Applicable Margin, as defined in the 2018 Credit Agreement, and each Base Rate Loan, as defined in the 2018 Credit Agreement, bears interest on the outstanding principal amount thereof from the applicable borrowing date at a rate per annum equal to the Base Rate, as defined in the 2018 Credit Agreement, plus the Applicable Margin. The Applicable Margin ranges from 1.50% to 2.375% on Eurodollar Rate Loans and from 0.50% to 1.375% on Base Rate Loans, each depending on the Company’s Consolidated Leverage Ratio, as defined in the 2018 Credit Agreement. The highest Applicable Margin applies initially until the Compliance Certificate, as defined in the 2018 Credit Agreement, is delivered for the quarter ending June 30, 2019 and subsequently when the Consolidated Leverage Ratio exceeds 2.50:1.00. Upon certain defaults, including failure to make payments when due, interest becomes payable at a higher default rate.

Borrowings under the 2018 Revolver are subject to the satisfaction of various conditions precedent at the time of each borrowing, including the continued accuracy of the Company’s representations and warranties and the absence of any default under the 2018 Credit Agreement.

The 2018 Credit Agreement contains two financial covenants, a maximum Consolidated Leverage Ratio and a minimum Consolidated Fixed Charge Coverage Ratio, each as defined in the 2018 Credit Agreement. The Consolidated Leverage Ratio initially may not be greater than 3.00:1.00 and declines to 2.75:1.00 on September 30, 2019, to 2.50:1.00 on December 31, 2019 and to 2.00:1.00 on December 31, 2020. The Consolidated Fixed Charge Coverage Ratio may not be less than 1.25:1.00.

The 2018 Credit Agreement imposes certain other affirmative and negative covenants, including without limitation covenants with respect to the payment of taxes and other obligations, compliance with laws, performance of material contracts, creation of liens, incurrence of indebtedness, investments, dispositions, fundamental changes, restricted payments, changes in the nature of the Company’s business, transactions with affiliates, corporate and accounting changes, and sale and leaseback arrangements.

The Company’s obligation to repay loans under the 2018 Credit Agreement could be accelerated upon an event of default under its terms, including certain failures to pay principal or interest when due, certain breaches of representations and warranties, the failure to comply with the Company’s affirmative and negative covenants under the 2018 Credit Agreement, a change of control of the Company, certain defaults in payment relating to other indebtedness, the acceleration of payment of certain other indebtedness, certain events relating to the liquidation, dissolution, bankruptcy, insolvency or receivership of the Company, the entry of certain judgments against the Company, certain Company property loss events, and certain events relating to the impairment of collateral or the 2018 Lenders' security interest therein.

The Company has elected to exclude from current liabilities $20,252 for the 2014 Term Loan as the Company had the ability to refinance the short-term obligation on a long-term basis in accordance with ASC 470-10-45-14.

Mortgage Loan

The Company has a mortgage loan (as amended, the Mortgage Loan) in the amount of $4,000 related to its headquarters facility in Middletown, Rhode Island. The loan term is ten years, with a principal amortization of 20 years. The interest rate is based on the BBA LIBOR Rate plus 2.00 percentage points. The Mortgage Loan is secured by the underlying property and improvements. The monthly mortgage payment is approximately $15, plus interest. Due to the difference in the term of the loan and amortization of the principal, a balloon payment of $2,551 is due on April 6, 2019. The loan contains one financial covenant, a Fixed Charge Coverage Ratio, which applies in the event that the Company's consolidated cash, cash equivalents and marketable securities balance falls below $25,000 at any time. As the Company's consolidated cash, cash equivalents, and marketable securities balance was above the minimum threshold throughout the nine months ended September 30, 2018, the Fixed Charge Coverage Ratio did not apply.

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

The mobile connectivity segment primarily manufactures and distributes a comprehensive family of mobile satellite antenna products and services that provide access to television, the Internet and voice services while on the move. Product sales within the mobile connectivity segment accounted for 17% and 18% of the Company's consolidated net sales for the three months ended September 30, 2018 and 2017, respectively, and 19% and 21% of the Company's consolidated net sales for the nine months ended September 30, 2018 and 2017, respectively. Sales of mini-VSAT Broadband airtime service accounted for 41% and 42% of the Company's consolidated net sales for the three months ended September 30, 2018 and 2017, respectively, and 41% of the Company's consolidated net sales for the nine months ended September 30, 2018 and 2017. Sales of content and training services within the mobile connectivity segment accounted for 16% and 20% of the Company's consolidated net sales for the three months ended September 30, 2018 and 2017, respectively, and 18% and 20% of the Company's consolidated net sales for the nine months ended September 30, 2018 and 2017, respectively.
The inertial navigation segment manufactures and distributes a portfolio of digital compass and fiber optic gyro (FOG)-based systems that address the rigorous requirements of military and commercial customers and provide reliable, easy-to-use and continuously available navigation and pointing data. The principal product categories in this segment include the FOG-based inertial measurement units (IMUs) for precision guidance, FOGs for tactical navigation as well as pointing and stabilization systems, and digital compasses that provide accurate heading information for demanding applications, security, automation and access control equipment and systems. Sales of FOG-based guidance and navigation systems within the inertial navigation segment accounted for 18% and 13% of the Company's consolidated net sales for the three months ended September 30, 2018 and 2017, respectively, and 16% and 12% of the Company's consolidated net sales for the nine months ended September 30, 2018 and 2017, respectively.

No other single product class accounts for 10% or more of the Company's consolidated net sales.

The Company operates in a number of major geographic areas across the globe. The Company generates international net sales, based upon customer location, primarily from customers located in Canada, Europe, Africa, Asia/Pacific, the Middle East, and India. International revenues represented 60% of the Company's consolidated net sales for the three months ended September 30, 2018 and 2017, and 59% and 61% of the Company's consolidated net sales for the nine months ended September 30, 2018 and 2017, respectively. No individual foreign country represented 10% or more of the Company's consolidated net sales for the three months ended September 30, 2018 and 2017. No individual foreign country represented 10% or more of the Company's consolidated net sales for the nine months ended September 30, 2018 or 2017.

As of September 30, 2018 and December 31, 2017, the long-lived tangible assets related to the Company’s international subsidiaries were less than 10% of the Company’s long-lived tangible assets and were deemed not material.

Net sales and operating income (loss) for the Company's reporting segments and the Company's loss before income tax expense for the three and nine months ended September 30, 2018 and 2017 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net sales:
Mobile connectivity	$33,425	$32,762	$99,938	$101,083
Inertial navigation	10,092	7,688	27,072	20,027
Consolidated net sales	$43,517	$40,450	$127,010	$121,110

Operating income (loss):
Mobile connectivity	$1,443	$2,067	$3,664	$5,327
Inertial navigation	1,920	349	3,818	667
Subtotal	3,363	2,416	7,482	5,994
Unallocated, net	(4,283)	(4,217)	(12,769)	(13,633)
Loss from operations	(920)	(1,801)	(5,287)	(7,639)
Net interest and other income (expense)	(93)	(354)	(455)	(911)
Loss before income tax expense	$(1,013)	$(2,155)	(5,742)	$(8,550)

Depreciation expense and amortization expense for the Company's segments are presented in the following table for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Depreciation expense:
Mobile connectivity	$1,842	$1,339	$5,212	$4,212
Inertial navigation	260	293	766	687
Unallocated	133	17	402	57
Total consolidated depreciation expense	$2,235	$1,649	$6,380	$4,956

Amortization expense:
Mobile connectivity	$958	$1,096	$3,101	$3,266
Inertial navigation	—	—	—	—
Unallocated	—	—	—	—
Total consolidated amortization expense	$958	$1,096	$3,101	$3,266

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

(13)     Share Buyback Program

On November 26, 2008, the Company’s Board of Directors authorized a program to repurchase up to 1,000 shares of the Company’s common stock. As of September 30, 2018, 341 shares of the Company’s common stock remain available for repurchase under the authorized program. The repurchase program is funded using the Company’s existing cash, cash equivalents, marketable securities and future cash flows. Under the repurchase program, the Company, at management’s discretion, may repurchase shares on the open market from time to time, in privately negotiated transactions or block transactions, or through an accelerated repurchase agreement. The timing of such repurchases depends on availability of shares, price, market conditions, alternative uses of capital, and applicable regulatory requirements. The program may be modified, suspended or terminated at any time without prior notice. The repurchase program has no expiration date. There were no other repurchase programs outstanding during the nine months ended September 30, 2018 and no repurchase programs expired during the period.

During the nine months ended September 30, 2018 and 2017, the Company did not repurchase any shares of its common stock.

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

The following tables present financial assets and liabilities at September 30, 2018 and December 31, 2017 for which the Company measures fair value on a recurring basis, by level, within the fair value hierarchy:

September 30, 2018	Total	Level 1	Level 2	Level 3	Valuation Technique
Assets
Money market mutual funds	$336	$336	$—	$—	(a)
Liabilities
Interest rate swaps	20	—	20	—	(b)

December 31, 2017	Total	Level 1	Level 2	Level 3	Valuation Technique
Assets
Money market mutual funds	$7,318	$7,318	$—	$—	(a)
Certificates of deposit	1,001	1,001	—	—	(a)
Liabilities
Interest rate swaps	69	—	69	—	(b)
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

Assets Measured and Recorded at Fair Value on a Nonrecurring Basis

The Company's non-financial assets, such as goodwill, intangible assets, and other long-lived assets resulting from business combinations, are measured at fair value using income approach valuation methodologies at the date of acquisition and subsequently re-measured if an impairment exists. There were no impairments of the Company’s non-financial assets noted as of September 30, 2018. The Company does not have any liabilities that are recorded at fair value on a non-recurring basis.

(15)     Goodwill and Intangible Assets

Goodwill

The following table sets forth the changes in the carrying amount of goodwill for the nine months ended September 30, 2018:

Amounts
Balance at December 31, 2017	$33,872
Foreign currency translation adjustment	(1,024)
Balance at September 30, 2018	$32,848

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

Intangible Assets

The changes in the carrying amount of intangible assets during the nine months ended September 30, 2018 are as follows:

Amounts
Balance at December 31, 2017	$15,120
Amortization expense	(3,101)
Intangible assets acquired in asset acquisition	22
Foreign currency translation adjustment	(404)
Balance at September 30, 2018	$11,637

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

In January 2017, the Company completed the acquisition of certain subscriber relationships from a third party. This acquisition did not meet the definition of a business under ASC 2017-01, Business Combinations (Topic 805)-Clarifying the Definition of a Business, which the Company adopted on October 1, 2016. The Company ascribed $100 of the initial purchase price to the acquired subscriber relationships definite-lived intangible assets with an initial estimated useful life of 10 years. Under the asset purchase agreement, the purchase price includes a component of contingent consideration under which the Company is required to pay a percentage of recurring revenues received from the acquired subscriber relationships through 2026 up to a maximum annual payment of $114. As of September 30, 2018, the carrying value of the intangible assets acquired in the asset acquisition was $155. As the acquisition did not represent a business combination, the contingent consideration arrangement is recognized only when the contingency is resolved and the consideration is paid or becomes payable. The amounts payable under the contingent consideration arrangement, if any, will be included in the measurement of the cost of the acquired subscriber relationships. During the nine months ended September 30, 2018, $22 additional consideration was earned under the contingent consideration arrangement.

Acquired intangible assets are subject to amortization. The following table summarizes acquired intangible assets at September 30, 2018 and December 31, 2017, respectively:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
September 30, 2018
Subscriber relationships	$17,662	$9,858	$7,804
Distribution rights	4,291	1,663	2,628
Internally developed software	2,327	2,327	—
Proprietary content	8,185	7,070	1,115
Intellectual property	2,284	2,284	—
Favorable lease	645	555	90
	$35,394	$23,757	$11,637
December 31, 2017
Subscriber relationships	$17,912	$8,347	$9,565
Distribution rights	4,385	1,450	2,935
Internally developed software	2,324	2,206	118
Proprietary content	8,223	5,908	2,315
Intellectual property	2,284	2,284	—
Favorable lease	648	461	187
	$35,776	$20,656	$15,120

Amortization expense related to intangible assets for the three and nine months ended September 30, 2018 and 2017 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Expense Category	2018	2017	2018	2017
Cost of service sales	$374	$375	$1,163	$1,097
General and administrative expense	584	721	1,938	2,169
Total amortization expense	$958	$1,096	$3,101	$3,266

As of September 30, 2018, the total weighted average remaining useful lives of the definite-lived intangible assets was 3.6 years and the weighted average remaining useful lives by the definite-lived intangible asset category are as follows:

Intangible Asset	Weighted Average Remaining Useful Life in Years
Subscriber relationships	4.1
Distribution rights	9.6
Proprietary content	0.8
Favorable lease	0.8

Estimated future amortization expense remaining at September 30, 2018 for intangible assets acquired is as follows:

Remainder of 2018	$957
2019	3,018
2020	2,216
2021	2,216
2022	1,455
Thereafter	1,775
Total future amortization expense	$11,637
For intangible assets, the Company assesses the carrying value of these assets whenever events or circumstances indicate that the carrying value may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset, or asset group, to the future undiscounted cash flows expected to be generated by the asset, or asset group. There were no events or changes in circumstances during the third quarter of 2018 which indicated that an assessment of the impairment of goodwill and intangible assets was required.

(16)     Revenue from Contracts with Customers (ASC 606)

The Company adopted ASC 606 on January 1, 2018 using the modified retrospective method for all contracts not completed as of the date of adoption. The reported results for the three and nine months ended September 30, 2018 reflect the application of ASC 606 guidance while the reported results for the three and nine months ended September 30, 2017 were prepared under the guidance of ASC 605, Revenue Recognition (ASC 605), which is also referred to herein as "legacy GAAP" or the "previous guidance". The adoption of ASC 606 represents a change in accounting principle that is expected to more closely align revenue recognition with the delivery of the Company's products and services and is expected to provide financial statement readers with enhanced disclosures. In accordance with ASC 606, revenue is recognized when a customer obtains control of promised products and services. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for these products and services. To achieve this core principle, the Company applies the following five steps:

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

3) Determine the transaction price

The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring products and services to the customer. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing either the expected value method or the most likely amount method depending on the nature of the variable consideration. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. None of the Company's contracts as of September 30, 2018 contained a significant financing component. Determining the transaction price requires significant judgment, which is discussed by revenue category in further detail below.

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

Disaggregation of Revenue

The following table summarizes net sales from contracts with customers for the three and nine months ended September 30, 2018:

	Three Months Ended	Nine Months Ended
	September 30, 2018
Mobile connectivity product, transferred at point in time	$6,297	$19,698
Mobile connectivity product, transferred over time	1,259	3,881
Mobile connectivity service	25,869	76,359
Inertial navigation product	8,811	22,942
Inertial navigation service	1,281	4,130
Total net sales	$43,517	$127,010

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

Impact of New Revenue Guidance on Financial Statement Line Items

The following tables compare the reported consolidated balance sheet, statement of operations and cash flows, as of and for the three months ended September 30, 2018, to the pro forma amounts that would have been reported if the previous guidance had been in effect:

	As of September 30, 2018
Balance Sheet	As reported	Pro forma as if the previous accounting guidance had been in effect
Cash, cash equivalent and marketable securities	$33,236	$33,236
Accounts receivable, net	28,971	28,971
Inventories	24,676	24,676
Contract assets	3,460	—
Prepaid expenses and other current assets	3,741	3,741
Long-lived assets	96,860	96,860
Other non-current assets	6,701	6,701
Contract assets, long-term	6,626	—
Non-current deferred income tax asset	201	46
Total assets	$204,472	$194,231
Accounts payable, accrued expenses, and other current liabilities	$58,342	$58,342
Deferred revenue, current	—	6,424
Contract liabilities	10,770	—
Long-term contract liabilities	8,771	—
Other long-term liabilities	4,607	4,607
Long-term debt, excluding current portion	20,252	20,252
Total liabilities	$102,742	$89,625
Accumulated deficit	(13,575)	(10,699)
Common stock, additional paid-in capital, and accumulated other comprehensive loss	115,305	115,305
Total stockholders’ equity	$101,730	$104,606
Total liabilities and stockholders’ equity	$204,472	$194,231

Total reported assets and reported liabilities were $10,241 and $13,117, respectively, greater than the pro forma balance sheet, which assumes that the previous guidance remained in effect as of September 30, 2018. This difference was largely due to the deferral of revenue and associated contract costs in connection with the treatment of certain mini-VSAT customer contracts in which the products and services were not distinct in the context of the contract.

	Three Months Ended September 30, 2018		Nine Months Ended September 30, 2018
Consolidated Statement of Operations	As reported	Pro forma as if the previous accounting guidance had been in effect	As reported	Pro forma as if the previous accounting guidance had been in effect
Sales:
Product	$16,367	$16,775	$46,521	$47,519
Service	27,150	27,150	80,489	80,489
Net Sales	43,517	43,925	127,010	128,008
Costs and expenses:
Costs of product sales	9,767	10,177	28,784	29,670
Costs of service sales	15,376	15,376	44,690	44,690
Research and development	3,789	3,789	11,288	11,288
Sales, marketing and support	8,421	8,412	25,856	25,888
General and administrative	7,084	7,084	21,679	21,679
Total operating expenses	44,437	44,838	132,297	133,215
Loss from operations	(920)	(913)	(5,287)	(5,207)
Other income (expense), net	(93)	(93)	(455)	(455)
Loss before income tax expense	(1,013)	(1,006)	(5,742)	(5,662)
Income tax expense	161	138	668	620
Net loss	$(1,174)	$(1,144)	$(6,410)	$(6,282)

Net loss per common share:
Basic and diluted	$(0.07)	$(0.07)	$(0.38)	$(0.37)

The following paragraphs summarize the significant changes to the Company’s consolidated statement of operations for the three and nine months ended September 30, 2018 resulting from the adoption of ASC 606 on January 1, 2018 compared to the results the Company would have reported under the prior guidance:

•
ASC 606 deferred the recognition of revenue and fulfillment costs related to mini-VSAT contracts in which the performance obligations for products and services are not distinct in the context of the contract. The deferred revenue and associated fulfillment costs will be recognized over the estimated customer life of five years. Under the previous guidance, these promised products and services were determined to be separate units of accounting, as a result of which the product revenue was recognized at the time of sale. As a result of the adoption of ASC 606, revenues and related cost of revenues were $408 and $410 lower, respectively, for the three months ended September 30, 2018 and $998 and $886 lower, respectively, for the nine months ended September 30, 2018 than they would have been under legacy GAAP as a result of the adoption of ASC 606.

•
ASC 606 resulted in the amortization of capitalized commission costs that were recorded as part of the cumulative effect adjustment upon adoption. Amortization of these capitalized costs to selling and marketing expenses, net of commission costs that were capitalized in the quarter, resulted in no meaningful impact on selling and marketing expenses in the quarter.

The net impact of accounting for revenue under the new guidance increased net loss by $30 and $128 for the three and nine months ended September 30, 2018, respectively. For the three months ended September 30, 2018, there was no change in basic and diluted loss per share. For the nine months ended September 30, 2018, there was a $0.01 increase in basic and diluted loss per share.

	Nine Months Ended September 30, 2018
Statement of Cash Flows	As reported	Pro forma as if the previous accounting guidance had been in effect
Net loss	$(6,410)	$(6,282)
Non cash adjustments to reconcile net loss to net cash used in operating activities	12,111	12,063
Changes in operating assets and liabilities:
Accounts receivable and inventories	(3,124)	(3,124)
Prepaid expenses, other assets, and contract assets	(1,879)	(961)
Deferred revenue, contract liabilities, and long-term contract liabilities	701	(297)
Accounts payable, accrued compensation, warranty, other, and other long-term liabilities	362	362
Net cash used in operating activities	$1,761	$1,761

The adoption of ASC 606 had no impact on the Company’s cash flows from operations. The aforementioned impacts resulted in offsetting shifts in cash flows throughout net loss and various changes in working capital balances.

	Contract Assets		Contract Liabilities
	Current	Non-Current	Current	Non-Current
Balance at January 1, 2018	$3,205	$5,963	$11,039	$7,998
Balance at September 30, 2018	$3,460	$6,626	$10,770	$8,771

Revenue recognized during the three and nine months ended September 30, 2018 from amounts included in deferred revenue at the beginning of the fiscal year was approximately $1,117 and $3,525, respectively.

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

No single customer accounted for 10% or more of the Company's consolidated net sales for three and nine months ended September 30, 2018 or 2017 or accounts receivable at September 30, 2018 or December 31, 2017.

Certain components from third parties used in the Company’s products are procured from single sources of supply. The failure of a supplier, including a subcontractor, to deliver on schedule could delay or interrupt the Company’s delivery of products and thereby materially adversely affect the Company’s revenues and operating results.

(17)     Derivative Instruments and Hedging Activities

Effective April 1, 2010, in order to reduce the volatility of cash outflows that arise from changes in interest rates, the Company entered into two interest rate swap agreements. These interest rate swap agreements are intended to hedge the Company’s mortgage loan related to its headquarters facility in Middletown, Rhode Island by fixing the interest rates specified in the mortgage loan to 5.9% for half of the principal amount outstanding and 6.1% for the remaining half of the principal amount outstanding as of April 1, 2010 until the mortgage loan expires on April 16, 2019. The Company does not use derivatives for speculative purposes. For a derivative that is designated as a cash flow hedge, changes in the fair value of the derivative are recognized in accumulated other comprehensive (loss) income (AOCI) to the extent the derivative is effective at offsetting the changes in the cash flows being hedged until the hedged item affects earnings. As the Company makes the required principal and interest payments under the mortgage loan and the related interest rate swaps are settled, the Company reclassifies the amounts recorded in AOCI related to the changes in the fair value of the settled interest rate swaps to earnings. To the extent there is any hedge ineffectiveness, changes in fair value relating to the ineffective portion are immediately recognized in earnings in other income (expense) in the consolidated statements of operations. The interest rate swap is recorded within accrued other liabilities on the balance sheet. The critical terms of the interest rate swaps were designed to mirror the terms of the Company’s mortgage loans. The Company designated these derivatives as cash flow hedges of the variability of the LIBOR-based interest payments on principal over a nine-year period, which ends on April 1, 2019. As of September 30, 2018, the Company determined that the existence of hedge ineffectiveness, if any, was immaterial and all changes in the fair value of the interest rate caps were recorded in the consolidated statements of comprehensive (loss) income as a component of AOCI.

As of September 30, 2018, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivatives	Notional (in thousands)	Asset (Liability)	Effective Date	Maturity Date	Index	Strike Rate
Interest rate swap	$1,322	$(9)	April 1, 2010	April 1, 2019	1-month LIBOR	5.91%
Interest rate swap	$1,322	$(11)	April 1, 2010	April 1, 2019	1-month LIBOR	6.07%

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

(18)     Income Taxes

The Company’s effective tax rate for the three and nine months ended September 30, 2018 was (15.9)% and (11.6)%, respectively, compared with (13.1)% and (9.3)% for the corresponding periods in the prior year, respectively. The effective income tax rates are based on estimated income for the year, the estimated composition of the income in different jurisdictions and discrete adjustments, if any, in the applicable periods, including retroactive changes in tax legislation, settlements of tax audits or assessments, the resolution or identification of tax position uncertainties and acquisitions of other companies.

For both the three and nine months ended September 30, 2018 and 2017, the effective tax rates were lower than the statutory tax rate primarily due to the Company maintaining a valuation allowance reserve on its US deferred tax assets and to the composition of income from foreign jurisdictions that were taxed at lower rates.

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

The Securities and Exchange Commission released Staff Accounting Bulletin (SAB) No. 118 to provide guidance to companies on how to implement the accounting and disclosure changes as a result of the Tax Act. The SEC staff guidance has recognized that, due to the complexity and timing of the release of the Tax Act, the accounting for this change in the law may be incomplete upon issuance of a company's financial statements for the reporting period in which the Tax Act was enacted. SAB No. 118 states that if a company can determine a reasonable estimate for the effects of the Tax Act then this estimate can be included in the financial statements. The Company made a preliminary estimate of the Transition Toll Tax and the remeasurement of our deferred tax assets and liabilities as of December 31, 2017. The preliminary estimate is subject to change as we finalize our analysis and as interpretations of the provisions of the 2017 Tax Act continue to develop. The final determination of the Transition Toll Tax and the remeasurement of our deferred tax assets and liabilities will be completed as additional information becomes available, but no later than one year from the enactment of the 2017 Tax Act. U.S. Treasury regulations, administrative interpretations or court decisions interpreting the 2017 Tax Act may require further adjustments and changes in our estimates, which could have a material adverse effect on our business, results of operations, financial position and cash flows. The Company has not recorded any changes to this estimate for the nine months ended September 30, 2018. The Company can make an accounting policy election to either recognize deferred taxes for temporary differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI resulting from those items in the year the tax is incurred. As of the date of this report, the Company is still evaluating the guidance and has not made a policy election related to the treatment of the GILTI tax.

As of September 30, 2018 and December 31, 2017, the Company had reserves for uncertain tax positions of $1,316 and $1,570, respectively. The Company incurred $18 and $61 in interest and penalties for the three and nine months ended September 30, 2018, respectively, which were recorded as a component of income tax expense. During the three months ended September 30, 2018, the Company recorded a reduction in reserves for uncertain tax positions of $135 as a result of a lapse of the statute of limitations. The Company estimates that it is reasonably possible that the balance of unrecognized tax benefits as of September 30, 2018 may decrease $173 in the next twelve months as a result of a lapse of statutes of limitations and settlements with taxing authorities.

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

(19)     Capital Lease

During the first quarter of 2018, the Company entered into a five-year capital lease for three satellite hubs for its HTS network. As of September 30, 2018, the gross costs and accumulated depreciation associated with this lease are included in revenue generating assets and amounted to $3,068 and $298, respectively. Property and equipment under capital leases are stated at the present value of minimum lease payments.

The property and equipment held under this capital lease are amortized on a straight‑line basis over the seven-year estimated useful life of the asset, since the lease meets the bargain purchase option criteria. Amortization of assets held under capital leases is included within depreciation expense. Depreciation expense for these capital assets was $110 and $298 for the three and nine months ended September 30, 2018, respectively.

The future minimum capital lease payments under this capital lease as of September 30, 2018 are:

Remainder of 2018	$156
2019	624
2020	624
2021	624
2022	624
2023	45
Total minimum lease payments	$2,697

Less amount representing interest (1.53%)	(38)
Present value of net minimum capital lease payments	$2,659
Less current installments of obligation under accrued other	609
Obligations under other long-term liabilities, excluding current installments	$2,050

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

Our mobile connectivity service sales include sales of satellite voice and Internet airtime services, engineering services provided under development contracts, sales from product repairs, and extended warranty sales. Our mobile connectivity service sales also include our distribution of entertainment, including news, sports, music, and movies, to commercial and leisure customers in the maritime, hotel, and retail markets through KVH Media Group, as well as the distribution of training films and eLearning computer-based training courses to commercial customers in the maritime market through our Videotel business. We typically recognize revenue from media content sales ratably over the period of the service contract. We provide, for monthly fixed and usage fees, satellite connectivity services for broadband Internet, data and Voice over Internet Protocol (VoIP) service to our TracPhone V-series customers. We also earn monthly usage fees for third-party satellite connectivity for voice, data and Internet services to our Inmarsat and Iridium customers who choose to activate their subscriptions with us. Our service sales decreased as a percentage of total consolidated revenue from 65% of our net sales for the three months ended September 30, 2017 to 62% for the three months ended September 30, 2018, and decreased from 64% of our net sales for the nine months ended September 30, 2017 to 63% for the nine months ended September 30, 2018 due largely to strong FOG product sales in the most recent period. The majority of KVH Media Group's and Videotel’s services are invoiced in pounds sterling, which increases our exposure to fluctuations in exchange rates.

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

We generate sales primarily from the sale of our mobile connectivity systems and services and our inertial navigation products and services. The following table provides, for the periods indicated, our sales by segment:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Mobile connectivity	$33,425	$32,762	$99,938	$101,083
Inertial navigation	10,092	7,688	27,072	20,027
Net sales	$43,517	$40,450	$127,010	$121,110

Product sales within the mobile connectivity segment accounted for 17% and 18% of our consolidated net sales for the three months ended September 30, 2018 and 2017, respectively, and 19% and 21% of our consolidated net sales for the nine months ended September 30, 2018 and 2017, respectively. Sales of mini-VSAT Broadband airtime service accounted for 41% and 42% of our consolidated net sales for the three months ended September 30, 2018 and 2017, respectively and 41% of our consolidated net sales for each of the nine months ended September 30, 2018 and 2017. Content and training service sales within the mobile connectivity segment accounted for 16% and 20% of our consolidated net sales for the three months ended September 30, 2018 and 2017, respectively, and 18% and 20% of our consolidated net sales for the nine months ended September 30, 2018 and 2017, respectively.

Within our inertial navigation segment, net sales of FOG-based guidance and navigation systems accounted for 18% and 13% of our consolidated net sales for the three months ended September 30, 2018 and 2017, respectively, and 16% and 12% of our consolidated net sales for the nine months ended September 30, 2018 and 2017, respectively.

No other single product class accounts for 10% or more of our consolidated net sales for the three months ended September 30, 2018 and 2017 and nine months ended September 30, 2018 and 2017, respectively. No individual customer accounted for 10% or more of our consolidated net sales for the three months ended September 30, 2018 and 2017 or the nine months ended September 30, 2018 and 2017, respectively.

We operate in a number of major geographic areas across the globe. We generate our international net sales, based upon customer location, primarily from customers located in Canada, Europe, Africa, Asia/Pacific, the Middle East, and India. Our international net sales totaled 60% of our consolidated net sales for each of the three months ended September 30, 2018 and 2017, and 59% and 61% of our consolidated net sales for the nine months ended September 30, 2018 and 2017, respectively. No individual foreign country represented 10% or more of our consolidated net sales for the three months ended September 30, 2018 and 2017 or the nine months ended September 30, 2018 and 2017.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Research and development expense presented on the statement of operations	$3,789	$3,990	$11,288	$11,698
Costs of customer-funded research and development included in costs of service sales	795	373	2,423	1,412
Total consolidated statements of operations expenditures on research and development activities	$4,584	$4,363	$13,711	$13,110

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

As described in our annual report on Form 10-K for the year ended December 31, 2017, our most critical accounting policies and estimates upon which our consolidated financial statements were prepared were those relating to revenue recognition, valuation of accounts receivable, valuation of inventory, valuations and purchase price allocations related to business combinations, expected future cash flows including growth rates, discount rates, terminal values and other assumptions and estimates used to evaluate the recoverability of long-lived assets and goodwill, estimated fair values of long-lived assets, including goodwill, amortization methods and periods, certain accrued expenses and other related charges, stock-based compensation, contingent liabilities, key valuation assumptions for its share-based awards, estimated fulfillment costs for warranty obligations, tax reserves and recoverability of our net deferred tax assets and related valuation allowance. We have reviewed our policies and estimates and determined that these remain our most critical accounting policies and estimates for the nine months ended September 30, 2018. We have updated our revenue recognition policies in conjunction with our adoption of ASC 606 as of January 1, 2018, as further described in Note 16 to the accompanying financial statements.

Readers should refer to our annual report on Form 10-K for the year ended December 31, 2017 under “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Critical Accounting Policies and Significant Estimates” for descriptions of these policies and estimates, as well as the notes to the consolidated financial statements included elsewhere within this report.

Results of Operations
The following table provides, for the periods indicated, certain financial data expressed as a percentage of net sales:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Sales:
Product	37.6%	35.0%	36.6%	35.8%
Service	62.4	65.0	63.4	64.2
Net sales	100.0	100.0	100.0	100.0
Cost and expenses:
Costs of product sales	22.4	23.7	22.7	24.3
Costs of service sales	35.3	33.1	35.2	32.8
Research and development	8.7	9.9	8.9	9.7
Sales, marketing and support	19.4	20.4	20.4	20.7
General and administrative	16.3	17.4	17.1	18.8
Total costs and expenses	102.1	104.5	104.3	106.3
Loss from operations	(2.1)	(4.5)	(4.3)	(6.3)
Interest income	0.4	0.4	0.4	0.4
Interest expense	1.0	0.9	1.0	0.9
Other income (expense), net	0.5	(0.3)	0.3	(0.3)
Loss before income tax expense	(2.2)	(5.3)	(4.6)	(7.1)
Income tax expense	0.4	0.7	0.5	0.6
Net loss	(2.6)%	(6.0)%	(5.1)%	(7.7)%
Three months ended September 30, 2018 and 2017

Net Sales

As discussed further under the heading "Segment Discussion" below, product sales increased $2.2 million, or 16%, to $16.3 million for the three months ended September 30, 2018 from $14.1 million for the three months ended September 30, 2017, primarily due to an increase in inertial navigation product sales of $1.8 million and an increase in mobile connectivity product sales of $0.4 million. Service sales for the three months ended September 30, 2018 increased $0.9 million, or 3%, to $27.2 million from $26.3 million for the three months ended September 30, 2017, due to an increase in inertial navigation service sales of $0.6 million and an increase in mobile connectivity service sales of $0.3 million.

Costs of Sales

Costs of sales consists of costs of product sales and costs of service sales. Costs of sales increased by $2.3 million, or 10%, in the three months ended September 30, 2018 to $25.2 million from $22.9 million for the three months ended September 30, 2017. The increase in costs of sales was driven by a $0.2 million increase in costs of product sales and a $2.1 million increase in costs of service sales. As a percentage of net sales, costs of sales was 58% and 57% for the three months ended September 30, 2018 and 2017, respectively.

Our costs of product sales consist primarily of materials, manufacturing overhead, and direct labor used to produce our products. For the three months ended September 30, 2018, costs of product sales increased by $0.2 million, or 2%, to $9.8 million from $9.6 million for the three months ended September 30, 2017. As a percentage of product sales, costs of product sales were 60% and 68% for the three months ended September 30, 2018 and 2017, respectively. Mobile connectivity costs of product sales decreased by $0.2 million, or 4%, and mobile connectivity costs of product sales as a percentage of mobile connectivity product sales were 68% and 75% for the three months ended September 30, 2018 and 2017, respectively. The decrease was principally driven by product mix and greater absorption of factory overhead due to an increase in the volume of production. Inertial navigation costs of product sales increased by $0.4 million, or 10%, primarily due to a $0.6 million increase in our FOG costs of product sales and a $0.2 million decrease in our TACNAV costs of product sales. As a percentage of inertial navigation product sales, costs of inertial navigation product sales were 53% and 61% for the three months ended September 30, 2018 and 2017, respectively. The decrease was principally driven by product mix and greater absorption of factory overhead due to an increase in the volume of production.

Our costs of service sales consist primarily of satellite service capacity, depreciation, service network overhead expense associated with our mini-VSAT Broadband network infrastructure, direct network service labor, Inmarsat service costs, product installation costs, engineering and related direct costs associated with customer-funded research and development, media materials and distribution costs, and service repair materials. For the three months ended September 30, 2018, costs of service sales increased by $2.1 million, or 16%, to $15.4 million from $13.3 million for the three months ended September 30, 2017. As a percentage of service sales, costs of service sales were 57% and 51% for the three months ended September 30, 2018 and 2017, respectively. Mobile connectivity costs of service sales increased by $1.5 million, or 12%, primarily due to the increase in mini-VSAT airtime costs of service sales, including increased depreciation expense related to our purchase of three new HTS satellite hubs. As a percentage of mobile connectivity service sales, costs of mobile connectivity service sales were 56% and 51% for the three months ended September 30, 2018 and 2017, respectively. Inertial navigation costs of service sales increased by $0.6 million, or 200%, due to an increase in contract engineering service revenues. As a percentage of inertial navigation service sales, costs of inertial navigation service sales were 69% and 43% for the three months ended September 30, 2018 and 2017, respectively. The increase was principally driven by the mix of services delivered.

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

Operating Expenses

Research and development expense consists of direct labor, materials, external consultants, and related overhead costs that support our internally funded product development and product sustaining engineering activities. Research and development expense for the three months ended September 30, 2018 decreased by $0.2 million, or 5%, to $3.8 million from $4.0 million for the three months ended September 30, 2017. The primary reason for the decrease in research and development expense was a $0.4 million increase in funded engineering expenses, partially offset by a $0.1 million increase in hardware and software expenses and a $0.1 million increase in facilities expenses. As a percentage of net sales, research and development expense for the three months ended September 30, 2018 and 2017 was 9% and 10%, respectively.

We expect that research and development expense will generally grow year-over-year as we continue to invest in developing new technologies and applications for our products, however, the net amount of such costs fluctuates with the amount of engineering costs funded by our customers in any given period.

Sales, marketing, and support expense consists primarily of salaries and related expenses for sales and marketing personnel, commissions for both in-house and third-party representatives, costs related to the co-development of certain content, other sales and marketing support costs such as advertising, literature and promotional materials, product service personnel and support costs, warranty-related costs and bad debt expense. Sales, marketing and support expense also includes the operating expenses of our sales office subsidiaries in Denmark, Singapore, Brazil, and Japan. Sales, marketing and support expense for the three months ended September 30, 2018 increased by $0.2 million, or 2%, to $8.4 million from $8.2 million for the three months ended September 30, 2017. The primary reasons for the increase in sales, marketing, and support expense were a $0.3 million increase in bad debt expense, a $0.2 million increase in salaries and employee benefits, and a $0.1 million increase in warranty expense, partially offset by a $0.3 million decrease in marketing expenses and a $0.1 million decrease in outside consulting. As a percentage of net sales, sales, marketing and support expense was 19% and 20% for the three months ended September 30, 2018 and 2017, respectfully.

We expect that our sales, marketing, and support expense will increase year-over-year primarily driven by increased personnel, marketing and technology investments to support product sales and launches.

General and administrative expense consists of costs attributable to management, finance and accounting, legal, information technology, human resources, certain outside professional services, and other administrative costs. General and administrative expense were flat at $7.1 million for the three months ended September 30, 2018 and 2017 due to a $0.2 million decrease in facilities expenses offset by a $0.2 million increase in salaries and associated compensation costs. As a percentage of net sales, general and administrative expense for the three months ended September 30, 2018 and 2017 was 16% and 17%, respectively.

We expect general and administrative expenses to increase year-over-year in 2018, primarily driven by increased personnel costs.

Interest and Other Income (Expense), Net

Interest income represents interest earned on our cash and cash equivalents, as well as from investments. Interest income remained flat at $0.2 million for the three months ended September 30, 2018 and 2017. Interest expense increased slightly by $0.1 million for the three months ended September 30, 2018 to $0.5 million from $0.4 million for the three months ended September 30, 2017. Other income, net increased to $0.2 million from other expense, net of $0.1 million for the three months ended September 30, 2018 and 2017 primarily due to an increase in foreign exchange gains from our UK operations.

Income Tax Expense

Income tax expense was $0.2 million and $0.3 million for the three months ended September 30, 2018 and 2017, respectively, due to taxes related to income earned in foreign jurisdictions and no associated income tax benefit related to the losses incurred in the U.S. due to a full valuation allowance on our related deferred tax assets.

Segment Discussion - Three months ended September 30, 2018 and 2017

Our net sales by segment for the three months ended September 30, 2018 and 2017 were as follows:

			Change
	For the three months ended September 30,		2018 vs. 2017
	2018	2017	$	%
	(dollars in thousands)
Mobile connectivity sales:
Product	$7,556	$7,209	$347	5%
Service	25,869	25,553	316	1%
Net sales	$33,425	$32,762	$663	2%

Inertial navigation sales:
Product	$8,811	$6,960	$1,851	27%
Service	1,281	728	553	76%
Net sales	$10,092	$7,688	$2,404	31%

Operating income (loss) by segment for the three months ended September 30, 2018 and 2017 were as follows:

			Change
	For the three months ended September 30,		2018 vs. 2017
	2018	2017	$	%
	(dollars in thousands)
Mobile connectivity	$1,443	$2,067	$(624)	(30)%
Inertial navigation	1,920	349	1,571	450%
	$3,363	$2,416	$947	39%
Unallocated	(4,283)	(4,217)	(66)	(2)%
Loss from operations	$(920)	$(1,801)	$881	49%

Mobile Connectivity Segment

Net sales in the mobile connectivity segment increased $0.7 million, or 2%, for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017. Mobile connectivity product sales increased by $0.4 million, or 5%, to $7.6 million for the three months ended September 30, 2018 from $7.2 million for the three months ended September 30, 2017. The increase was primarily due to a $0.5 million, or 8%, increase in marine mobile connectivity product sales due to a $0.2 million increase in mini-VSAT product sales, a $0.2 million increase in marine accessories, and a $0.1 million increase in LTE product sales, partially offset by a $0.1 million, or 19%, decrease in sales of our land mobile connectivity products. The net impact of adopting ASC 606 was a decrease in marine connectivity product sales of $0.4 million.

Mobile connectivity service sales increased by $0.3 million, or 1%, to $25.9 million for the three months ended September 30, 2018 from $25.6 million for the three months ended September 30, 2017. The increase was primarily due to a $1.1 million increase in our mini-VSAT service sales compared to the three months ended September 30, 2017 primarily due to a 9% increase in subscribers, partially as a result of the introduction of AgilePlans. Partially offsetting this increase was a $0.9 million decrease in content and training service sales.

We expect that our mini-VSAT service sales will continue to grow year-over-year, primarily as a result of the continued expansion of our mini-VSAT Broadband customer base, and due to the availability of our AgilePlans subscription service model. We expect that mini-VSAT product sales will continue to decline to the extent that customers select the new subscription service model.

Operating earnings for the mobile connectivity segment decreased $0.6 million or 30%, for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017. This decrease resulted primarily from the increase in airtime network costs due to the operation of the new HTS network in addition to the existing network, a $0.4 million increase in salaries and associated compensation, a $0.3 million increase in bad debt expense, and a $0.2 million increase in warranty expense, partially offset by a $0.1 million decrease in professional fees and a $0.1 million decrease in marketing expenses.

We expect our overall mobile connectivity operating earnings to decline slightly in 2018. To the extent that more of our customers choose our AgilePlans Connectivity as a Service option, we will initially recognize a smaller amount of revenue compared to traditional product sales.

Inertial Navigation Segment

Net sales in the inertial navigation segment increased $2.4 million, or 31%, for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017. Inertial navigation product sales increased $1.8 million, or 27%, to $8.7 million for the three months ended September 30, 2018 from $6.9 million for the three months ended September 30, 2017. Specifically, FOG product sales increased $2.7 million and TACNAV sales decrease $0.9 million.

Inertial navigation service sales increased $0.6 million or 76%, to $1.3 million for the three months ended September 30, 2018 from $0.7 million for the three months ended September 30, 2017. The increase resulted primarily from a $0.5 million increase in contracted engineering services for an engineering and services development contract from a major U.S. defense contractor, which began in the first quarter of 2018 and was extended through the third quarter.

We expect to see growth in our FOG product sales in 2018 due to a higher backlog entering the year and the steady increase in orders through the first nine months. We also expect to see growth in contracted engineering services year-over-year. However, it is challenging to predict whether sales of our TACNAV products will increase in 2018 as we cannot predict when specific orders, which could be individually significant, may be received, if at all.

Our operating earnings for the inertial navigation segment increased $1.6 million for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017. This increase is primarily due to the increase in product and service sales previously mentioned, as well as a $0.1 million decrease in marketing expenses, partially offset by a $0.1 million increase in external commissions.

We expect our overall inertial navigation operating earnings to increase modestly in 2018 due to the higher sales of FOG products and higher expected contracted engineering service sales.

Unallocated

Certain corporate-level costs have not been allocated because they are not directly attributable to either segment. These costs primarily consist of broad corporate functions, including executive, legal, finance, information technology, and costs associated with corporate actions.

Unallocated operating loss increased $0.1 million, or 2%, for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017. The increase in the unallocated operating loss was primarily the result of a $0.1 million increase in salaries and associated compensation and a $0.1 million increase in outside consulting, partially offset by a $0.1 million decrease in facilities expenses.

Nine months ended September 30, 2018 and 2017

Net Sales

As discussed further under the heading "Segment Discussion" below, product sales increased $3.2 million, or 7%, to $46.5 million for the nine months ended September 30, 2018 from $43.3 million for the nine months ended September 30, 2017, primarily due to an increase in inertial navigation product sales of $5.5 million, which was partially offset by a $2.3 million decrease in mobile connectivity product sales. Service sales for the nine months ended September 30, 2018 increased $2.7 million, or 3%, to $80.5 million from $77.8 million for the nine months ended September 30, 2017 due to an increase in inertial navigation service sales of $1.5 million, and an increase in mobile connectivity service sales of $1.2 million.

Costs of Sales

Costs of sales increased by $4.4 million, or 6%, in the nine months ended September 30, 2018 to $73.5 million from $69.1 million in the nine months ended September 30, 2017. The increase in costs of sales was driven by an increase of $5.0 million in costs of service sales, partially offset by a $0.6 million decrease in costs of product sales. As a percentage of net sales, costs of sales were 58% and 57% for the nine months ended September 30, 2018 and 2017, respectively.

For the nine months ended September 30, 2018, costs of product sales decreased by $0.6 million, or 2%, to $28.8 million from $29.4 million in the nine months ended September 30, 2017. As a percentage of product sales, costs of product sales were 62% and 68% for the nine months ended September 30, 2018 and 2017, respectively. Mobile connectivity costs of product sales decreased by $3.2 million, or 17%, due to a decrease in our mobile connectivity product sales. Mobile connectivity costs of product sales as a percentage of mobile connectivity product sales were 67% and 73% for the nine months ended September 30, 2018 and 2017, respectively. Inertial navigation costs of product sales increased by $2.6 million, or 25%, primarily due to a $2.4 million increase in our FOG costs of product sales and a $0.2 million increase in our TACNAV costs of product sales. Inertial navigation costs of product sales as a percentage of inertial navigation product sales were 57% and 60% for the nine months ended September 30, 2018 and 2017, respectively.

For the nine months ended September 30, 2018, costs of service sales increased by $5.0 million, or 13%, to $44.7 million from $39.7 million for the nine months ended September 30, 2017. As a percentage of service sales, costs of service sales were 56% and 51% for the nine months ended September 30, 2018 and 2017, respectively. Mobile connectivity costs of service sales increased by $3.7 million, or 10%, primarily due a $4.2 million increase in mini-VSAT airtime costs of service sales, including increased depreciation expense related to our purchase of three new HTS satellite hubs and a $0.1 million increase in other mobile connectivity cost of service sales, partially offset by a $0.2 million decrease in content and learning costs of service sales and a $0.4 million decrease in Inmarsat airtime costs of service sales. Mobile connectivity costs of service sales as a percentage of mobile connectivity service sales were 55% and 51% for the nine months ended September 30, 2018 and 2017, respectively. Inertial navigation costs of service sales increased by $1.3 million, or 93%, due to an increase in contract engineering services revenues. Inertial navigation costs of service sales as a percentage of inertial navigation service sales were 66% and 54% for the nine months ended September 30, 2018 and 2017, respectively.

Operating Expenses

Research and development expense for the nine months ended September 30, 2018 decreased by $0.4 million, or 3%, to $11.3 million from $11.7 million for the nine months ended September 30, 2017. The primary reason for the decrease in research and development expense was a $1.0 million increase in funded engineering expenses, partially offset by a $0.2 million increase in salaries and employee benefits, a $0.2 million increase in expensed materials, and a $0.2 million increase in facility expenses. As a percentage of net sales, research and development expense for the nine months ended September 30, 2018 and 2017 was 9% and 10%, respectively.

Sales, marketing and support expense for the nine months ended September 30, 2018 increased by $0.7 million, or 3%, to $25.8 million from $25.1 million for the nine months ended September 30, 2017. The increase in sales, marketing and support expense resulted primarily from a $0.8 million increase in warranty expense, and a $0.6 million increase in salaries and employee benefits, and a $0.2 million increase in bad debt expense, partially offset by a $0.5 million decrease in marketing expenses and a $0.4 million decrease in outside consulting. As a percentage of net sales, sales, marketing and support expense was 20% and 21% for the nine months ended September 30, 2018 and 2017.

General and administrative expense for the nine months ended September 30, 2018 decreased by $1.1 million, or 5%, to $21.7 million from $22.8 million for the nine months ended September 30, 2017. The decrease in general and administrative expense resulted primarily from a $0.5 million decrease in salaries and associated compensation, a $0.5 million decrease in facilities expenses, and a $0.3 million decrease in professional fees, partially offset by a $0.2 million increase in hardware and software expenses. As a percentage of net sales, general and administrative expense for the nine months ended September 30, 2018 was 17% as compared to 19% for the nine months ended September 30, 2017.

Interest and Other Income (Expense), Net

Interest income was $0.5 million for the nine months ended September 30, 2018 and 2017. Interest expense increased $0.2 million to $1.3 million for the nine months ended September 30, 2018 from $1.1 million for the nine months ended September 30, 2017. Other income, net increased to $0.4 million from other expense, net of $0.3 million for the nine months ended September 30, 2018 and 2017, primarily due to an increase in foreign exchange gains from our UK operations.

Income Tax Expense

Income tax expense was $0.7 million and $0.8 million for the nine months ended September 30, 2018 and 2017, respectively, due to taxes related to income earned in foreign jurisdictions and no associated income tax benefit related to the losses incurred in the U.S. due to a full valuation allowance on our related deferred tax assets.

Segment Discussion - Nine months ended September 30, 2018 and 2017

Our net sales by segment for the nine months ended September 30, 2018 and 2017 were as follows:

			Change
	For the nine months ended September 30,		2018 vs. 2017
	2018	2017	$	%
	(dollars in thousands)
Mobile connectivity sales:
Product	$23,579	$25,938	$(2,359)	(9)%
Service	76,359	75,145	1,214	2%
Net sales	$99,938	$101,083	$(1,145)	(1)%

Inertial navigation sales:
Product	$22,942	$17,417	$5,525	32%
Service	4,130	2,610	1,520	58%
Net sales	$27,072	$20,027	$7,045	35%

Operating income (loss) by segment for the nine months ended September 30, 2018 and 2017 were as follows:

			Change
	For the nine months ended September 30,		2018 vs. 2017
	2018	2017	$	%
	(dollars in thousands)
Mobile connectivity	$3,664	$5,327	$(1,663)	(31)%
Inertial navigation	3,818	667	3,151	472%
	$7,482	$5,994	$1,488	25%
Unallocated	(12,769)	(13,633)	864	6%
Loss from operations	$(5,287)	$(7,639)	$2,352	31%

Mobile Connectivity Segment

Net sales in the mobile connectivity segment decreased $1.1 million, or 1%, for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. Mobile connectivity product sales decreased by $2.3 million, or 9%, to $23.6 million for the nine months ended September 30, 2018 from $25.9 million for the nine months ended September 30, 2017. The decrease was primarily due to a $1.5 million, or 7%, decrease in marine product sales due partly to the impact of the AgilePlans subscription service and the adoption of ASC 606 and a $0.8 million, or 31%, decrease in sales of our land mobile connectivity products. The net impact of adopting ASC 606 was a decrease in marine connectivity product sales of $1.0 million.

Mobile connectivity service sales increased by $1.2 million, or 2%, to $76.4 million for the nine months ended September 30, 2018 from $75.2 million for the nine months ended September 30, 2017. The increase was primarily due to a $2.5 million increase in our mini-VSAT service sales compared to the nine months ended September 30, 2017 primarily due to a 9% increase in subscribers, partially as a result of the introduction of AgilePlans. Partially offsetting this increase was a $1.3 million decrease in content and training service sales.

Operating earnings for the mobile connectivity segment decreased $1.6 million, or 31%, for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. This decrease resulted primarily from the increase in airtime network costs due to the operation of the new HTS network in addition to the existing network, a $0.9 million increase in warranty expense, and a $0.9 million increase in salaries and associated compensation, partially offset by a $0.5 million decrease in professional fees and a $0.3 million decrease in marketing expenses.

Inertial Navigation Segment

Net sales in the inertial navigation segment increased $7.0 million, or 35%, for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. Inertial navigation product sales increased by $5.5 million, or 32%, to $22.9 million for the nine months ended September 30, 2018 from $17.4 million for the nine months ended September 30, 2017 primarily due to a $5.6 million increase in FOG products sales offset by a $0.1 million decrease in TACNAV sales.

Inertial navigation service sales increased $1.5 million, or 58%, to $4.1 million for the nine months ended September 30, 2018 from $2.6 million for the nine months ended September 30, 2017. The increase resulted primarily from a $1.2 million increase in contracted engineering services for an engineering and services development contract from a major U.S. defense contractor, which began in the first quarter of 2018 and was extended through the third quarter, as well as a $0.3 million increase in inertial navigation repair revenue.

Our operating earnings for the inertial navigation segment increased $3.1 million for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. This increase is primarily due to the increase in product and service sales, partially offset by a $0.2 million increase in salaries and associated compensation.

Unallocated

Unallocated operating loss decreased $0.8 million, or 6%, for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. The decrease in the unallocated operating loss was primarily the result of a $0.7 million decrease in salaries and associated compensation and a $0.2 million decrease in professional fees, partially offset by a $0.2 increase in depreciation expense.

Backlog

Backlog is not a meaningful indicator for predicting revenue in future periods. Commercial resellers for our mobile connectivity products and FOG products do not carry extensive inventories and rely on us to ship products quickly. Generally due to the rapid delivery of our commercial products, our backlog for those products is not significant.

Our backlog for all products and services was $10.2 million and $16.3 million as of September 30, 2018 and December 31, 2017, respectively. As of September 30, 2018, $5.4 million of our backlog was scheduled for fulfillment in 2018, $2.9 million was scheduled for fulfillment in 2019, and $1.9 million was scheduled for fulfillment in 2020 through 2025.

Backlog consists of orders evidenced by written agreements and specified delivery dates for customers who are acceptable credit risks. We do not include satellite connectivity service sales in our backlog even though many of our satellite connectivity customers have signed annual or multi-year service contracts providing for a fixed monthly fee. Military orders included in backlog are generally subject to cancellation for the convenience of the customer. When orders are canceled, we generally recover actual costs incurred through the date of cancellation and the costs resulting from termination. As of September 30, 2018, our backlog included $3.5 million in orders that are subject to cancellation for convenience by the customer. Individual orders for guidance and stabilization products are often large and may require procurement of specialized long-lead components and allocation of manufacturing resources. The complexity of planning and executing larger orders generally requires customers to order well in advance of the required delivery date, resulting in backlog.
Liquidity and Capital Resources

Our primary liquidity needs are to fund general business requirements, including working capital requirements, capital expenditures, interest payments, and debt repayments. In recent years, we have funded our operations primarily from cash flows from operations, bank debt financing, an equity private placement and the proceeds received from exercises of stock options.

As of September 30, 2018, we had $33.2 million in cash, cash equivalents, and marketable securities, of which $12.8 million in cash and cash equivalents was held in local currencies by our foreign subsidiaries. Our foreign subsidiaries held no marketable securities as of September 30, 2018. As of September 30, 2018, we had $25.0 million in working capital.

Net cash provided by operations was $1.8 million for the nine months ended September 30, 2018 compared to net cash provided by operations of $9.4 million for the nine months ended September 30, 2017. The $7.6 million decrease in cash provided by operations was primarily due to a $5.0 million increase in cash outflows relating to accounts payable and accrued expense, a$3.2 million decrease in cash inflows relating to accounts receivable, a $1.5 million decrease in cash inflows relating to deferred revenue and contract liabilities, a $1.0 million increase in cash outflows relating to inventories, and a $0.9 million increase in cash outflows relating to non-current assets and non-current contract assets. Partially offsetting these items were a $2.9 million decrease in our net loss, a $0.8 million increase in non-cash items, and a $0.3 million decrease in cash outflows related to other long-term liabilities.

Net cash used in investing activities was $3.5 million for the nine months ended September 30, 2018 compared to net cash provided by investing activities of $7.1 million for the nine months ended September 30, 2017. The $10.6 million decrease was principally the result of a $9.4 million decrease in net proceeds from investments in available-for-sale marketable securities and a $1.2 million increase in capital expenditures.

Net cash provided by financing activities was $0.5 million for the nine months ended September 30, 2018 compared to net cash used in financing activities of $9.4 million for the nine months ended September 30, 2017. The $9.9 million increase in net cash provided by financing activities is primarily attributable to a $6.3 million decrease in repayments of long-term debt and term note borrowings and a $4.5 million increase in sale of treasury stock. These amounts were partially offset by a $0.5 million decrease in proceeds from the exercise of stock options net of payments for employee restricted stock withholdings and a $0.4 million increase in payment on our capital lease.

Borrowing Arrangements

Principal Credit Facility

As of September 30, 2018, there was $40.3 million in aggregate principal amount outstanding under our principal credit facility. On July 1, 2014, we entered into a five-year senior credit agreement with Bank of America, N.A., as administrative agent, and the lenders named from time to time as parties thereto, or the 2014 credit agreement, for an aggregate amount of up to $80.0 million, including a revolving credit facility of up to $15.0 million and a term loan of $65.0 million to be used for general corporate purposes, including both the refinancing of the $30.0 million of indebtedness then outstanding under our former credit facility and permitted acquisitions. The 2014 credit agreement was amended in March 2017 to modify the maximum Consolidated Leverage Ratio, the Applicable Rate, the Consolidated Fixed Charge Coverage Ratio (each as defined in the 2014 credit agreement) and the amortization schedule of the term loan, as well as to make certain other changes.

Borrowings under the 2014 revolver were subject to the satisfaction of numerous conditions precedent at the time of each borrowing, including the continued accuracy of our representations and warranties and the absence of any default under the 2014 credit agreement. As of September 30, 2018, there were no borrowings outstanding under the 2014 revolver.

On October 30, 2018, we amended and restated the 2014 credit agreement by entering into (i) a three-year senior credit facility agreement, or the 2018 credit agreement, with Bank of America, N.A., as administrative agent, and the lenders named from time to time as parties thereto, or the 2018 lenders, for an aggregate amount of up to $42.5 million, including a term loan, or the 2018 term loan, of $22.5 million and a reducing revolving credit facility, or the 2018 revolver, of up to $20.0 million initially and reducing to $15.0 million on December 31, 2019, each to be used for general corporate purposes, including the refinancing of our then-outstanding indebtedness under the 2014 credit agreement, (ii) a security agreement required by the 2018 lenders with respect to our grant of a security interest in substantially all of our assets in order to secure our obligations under the 2018 credit agreement and, (iii) pledge agreements required by the 2018 lenders with respect to our grant of a security interest in 65% of the capital stock of each of KVH Industries A/S and KVH Industries U.K. Limited that we hold in order to secure our obligations under the 2018 credit agreement. On the closing date, we repaid $17.2 million on the 2014 term loan and refinanced its remaining balance. On the closing date, we also borrowed $5.0 million under the 2018 revolver.

We are required to make principal repayments on the 2018 term loan in the amount of $562,500 at the end of each of the first four three-month periods following the closing (ending with the period ending September 30, 2019); thereafter, the principal repayment amount increases to $703,125 for the succeeding four three-month periods (ending with the period ending September 30, 2020) and further increases to $843,750 for each succeeding three-month period (ending with the period ending June 30, 2021) until the maturity of the loan on October 30, 2021. The first principal payment on the 2018 term loan is due on December 31, 2018. On October 30, 2021, the entire remaining principal balance of the 2018 term loan and the entire principal balance of any outstanding loans under the 2018 revolver are due and payable, together with all accrued and unpaid interest, fees, and any other amounts due and payable under the 2018 credit agreement. The 2018 credit agreement contains provisions requiring the mandatory prepayment of amounts outstanding under the 2018 term loan and the 2018 revolver under specified circumstances, including (i) 100% of the net cash proceeds from certain dispositions to the extent not reinvested in our business within a stated period, (ii) 50% of the net cash proceeds from stated equity issuances and (iii) 100% of the net cash proceeds from certain receipts above certain threshold amounts outside the ordinary course of business. The prepayments are first applied to the 2018 term loan, in inverse order of maturity, and then to the 2018 revolver.

Loans under the 2018 credit agreement bear interest at varying rates determined in accordance with the 2018 credit agreement. Each Eurodollar Rate Loan, as defined in the 2018 credit agreement, bears interest on the outstanding principal amount thereof for each interest period from the applicable borrowing date at a rate per annum equal to the LIBOR Daily Floating Rate or Eurodollar Rate, each as defined in the 2018 credit agreement, as we elect, plus the Applicable Margin, as defined in the 2018 credit agreement, and each Base Rate Loan, as defined in the 2018 credit agreement, bears interest on the outstanding principal amount thereof from the applicable borrowing date at a rate per annum equal to the Base Rate, as defined in the 2018 credit agreement, plus the Applicable Margin. The Applicable Margin ranges from 1.50% to 2.375% on Eurodollar Rate Loans and from 0.50% to 1.375% on Base Rate Loans, each depending on our Consolidated Leverage Ratio, as defined in the 2018 credit agreement. The highest Applicable Margin applies initially until the Compliance Certificate, as defined in the 2018 credit agreement, is delivered for the quarter ending June 30, 2019 and subsequently when the Consolidated Leverage Ratio exceeds 2.50:1.00. Upon certain defaults, including failure to make payments when due, interest becomes payable at a higher default rate.

Borrowings under the 2018 revolver are subject to the satisfaction of various conditions precedent at the time of each borrowing, including the continued accuracy of our representations and warranties and the absence of any default under the 2018 credit agreement.

The 2018 credit agreement contains two financial covenants, a maximum Consolidated Leverage Ratio and a minimum Consolidated Fixed Charge Coverage Ratio, each as defined in the 2018 credit agreement. The Consolidated Leverage Ratio initially may not be greater than 3.00:1.00 and declines to 2.75:1.00 on September 30, 2019, to 2.50:1.00 on December 31, 2019 and to 2.00:1.00 on December 31, 2020. The Consolidated Fixed Charge Coverage Ratio may not be less than 1.25:1.00.

The 2018 credit agreement imposes certain other affirmative and negative covenants, including without limitation covenants with respect to the payment of taxes and other obligations, compliance with laws, performance of material contracts, creation of liens, incurrence of indebtedness, investments, dispositions, fundamental changes, restricted payments, changes in the nature of our business, transactions with affiliates, corporate and accounting changes, and sale and leaseback arrangements.

Our obligation to repay loans under the 2018 credit agreement could be accelerated upon an event of default under its terms, including certain failures to pay principal or interest when due, certain breaches of representations and warranties, the failure to comply with our affirmative and negative covenants under the 2018 credit agreement, a change of control, certain defaults in payment relating to other indebtedness, the acceleration of payment of certain other indebtedness, certain events relating to our liquidation, dissolution, bankruptcy, insolvency or receivership, the entry of certain judgments against us, certain property loss events, and certain events relating to the impairment of collateral or the 2018 lenders’ security interest therein.

We have elected to exclude from current liabilities $20.3 million for the 2014 term loan as we had the ability to refinance the short-term obligation on a long-term basis in accordance with ASC 470-10-45-14.

Mortgage Loan

We have a $4.0 million mortgage loan related to our headquarters facility in Middletown, Rhode Island. The loan term is ten years, with a principal amortization of 20 years. The interest rate is based on the BBA LIBOR Rate (as defined in the loan agreement) plus 2.00 percentage points. The mortgage loan is secured by the underlying property and improvements. The monthly mortgage payment is approximately $15,000, plus interest, and increases in increments of approximately $1,000 each year over the life of the mortgage. Due to the difference in the term of the loan and amortization of the principal, a balloon payment of $2.6 million is due in April 2019. The loan contains one financial covenant, a Fixed Charge Coverage Ratio, which applies in the event that our consolidated cash, cash equivalents, and marketable securities balance falls below $25.0 million at any time. As our consolidated cash, cash equivalents, and marketable securities balance was above the minimum threshold throughout the nine months ended September 30, 2018, the Fixed Charge Coverage Ratio did not apply.

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

On November 26, 2008, our Board of Directors authorized a program to repurchase up to one million shares of our common stock. The share repurchase program is funded using our existing cash, cash equivalents, marketable securities and future cash flows. As of September 30, 2018, 341,000 shares of our common stock remain available for repurchase under the program. We did not purchase any shares of our common stock in the nine months ended September 30, 2018.

As of September 30, 2018, we held $33.2 million in cash, cash equivalents and marketable securities. We believe that our cash, cash equivalents and marketable securities, together with our other working capital and cash flows from operations, will be adequate to meet planned operating and capital requirements through at least the next twelve months. However, as the need or opportunity arises, we may seek to raise additional capital through public or private sales of securities or through additional debt financing. There are no assurances that we will be able to obtain any additional funding or that such funding will be available on terms acceptable to us.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2018, the end of the period covered by this interim report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2018.

Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated changes in our internal control over financial reporting that occurred during the third quarter of 2018. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer did not identify any change in our internal control over financial reporting during the third quarter of 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We expect that our new AgilePlans pricing model for our mini-VSAT broadband business will adversely affect our revenues on a short-term or long-term basis.

In April 2017, we launched AgilePlans, our all-inclusive connectivity-as-a-service, or CaaS, usage-based pricing model for commercial fleet customers of our mini-VSAT broadband service. Under this CaaS model, we charge subscribers a monthly fee in exchange for which we provide satellite communication hardware, shipping and installation, maintenance and support, airtime and voice services, a service management portal and certain basic content services. For the three and nine months ended September 30, 2018, AgilePlans revenue comprised 4% and 3% of our total revenue, respectively. Under this new model, we retain ownership of our satellite equipment and do not sell it to subscribers; accordingly, to the extent that customers continue to adopt this new subscription model, our revenues from product sales will decline, and our provision of this equipment to subscribers will increase our capital expenditures, which over time will increase our operating expenses as we depreciate these assets. Similarly, revenues from other services included in the plans, which have previously been sold separately, will also decline. Although our goal with the new pricing model is to increase the number of subscribers and thereby increase our overall mobile connectivity revenues, the pricing model is still relatively new and untested in our markets and may have unanticipated consequences for our business. There can be no assurance that customers will continue to adopt the new pricing model or that revenues from our AgilePlans will offset the loss of other revenue and increase our overall mobile connectivity revenues. Accordingly, the introduction of this new pricing model may continue to lead to lower overall revenues in our mobile connectivity segment on either a short-term or long-term basis. Further, because we retain ownership of the satellite communications equipment provided to subscribers under the AgilePlans, we may incur increased costs seeking to recover equipment from any customers who may default on payment or transition to another service. Adoption of the same or similar pricing models by competitors may lead to significant price competition, which could also adversely affect our revenues.

Our launch of a new high-throughput satellite network will cause us to incur significant additional operating costs and may create technical challenges and management distraction that will adversely affect our operating profit.

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

Economic conditions in the various geographic markets we serve have experienced significant turmoil over the last several years, including slow economic activity, tight credit markets, inflation and deflation concerns, low consumer confidence, limited capital spending, adverse business conditions, war and refugee crises in the Middle East and Europe, terrorist attacks, the United Kingdom vote to leave the European Union, the change in presidential administration and government priorities, and liquidity concerns. These factors vary in intensity by region. These conditions can make it difficult for businesses, governments and consumers to accurately forecast and plan future activities. Many governments, including the US government, are experiencing significant deficits that have caused and may continue to cause them to curtail spending significantly and/or reallocate funds away from defense programs. There can be no assurances that government programs to improve economic conditions will be effective. As a result of these and other factors, customers and government entities could continue to slow or suspend spending on our products and services. We may also incur increased credit losses and need to further increase our allowance for doubtful accounts, which would have a negative impact on our earnings and financial condition.

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

The U.S. administration is altering the U.S.’s approach to international trade and has indicated its intent to renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements and treaties with foreign countries. In addition, the U.S. administration has imposed tariffs on certain foreign goods and may impose additional tariffs, and certain foreign governments have imposed retaliatory tariffs on certain U.S. goods and may impose additional tariffs. It is unclear what future actions the U.S. government or foreign governments will or will not take with respect to tariffs or other international trade agreements and policies. A trade war or other governmental action related to tariffs or international trade agreements or policies could reduce demand for our products and services, increase our costs, reduce our profitability, adversely impact our supply chain or otherwise have a material adverse effect on our business and results of operations.

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

As a result of our mini-VSAT Broadband network infrastructure, our cost of service sales includes certain fixed costs that do not generally vary with the volume of service sales, and we have almost no ability to reduce these fixed costs in the short term. These fixed costs have increased significantly each year as we have further expanded our network to accommodate additional subscriber demand and/or coverage areas, and we expect that this trend will continue in 2018 and beyond, particularly as we establish and expand our new high throughput satellite, or HTS, network. Sales of our TracPhone V-IP series products declined from 2016 to 2017, continuing through the first nine months of 2018 due to our introduction of TracPhone V-HTS and our AgilePlans. If sales of our TracPhone V-HTS and V-IP series products and the mini-VSAT Broadband service, including through our new AgilePlans subscription model, do not generate the level of revenue that we expect or if those revenues decline, our service gross margins may continue to decline. As our market share has increased, we have also experienced a general increase in customer termination and suspension rates, compounded by accelerated declines in sales for vessels servicing the oil supply market with some bulk carriers, and lower unit sales of our mobile connectivity hardware, both in the United States and Europe. The failure to improve our mini-VSAT Broadband service gross margins and unit or subscriber sales would have a material adverse effect on our overall profitability.

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

Research and development in our industry is inherently complex and uncertain, and our current and anticipated research and development projects may not achieve the results we seek. For example, we are currently investing in the development of a new, low-cost FOG for the autonomous vehicle market that will satisfy rigorous performance expectations but that can be manufactured at a significantly lower cost than our current FOGs. We are also seeking to develop enhancements to our current generation of TACNAV products. As with all development projects, we may encounter unforeseen technical challenges, delays, cost overruns, licensing requirements or other problems that prevent us from achieving our goals, as a result of which we could lose significant market opportunities. Our research and development expenses decreased 1% from 2016 to 2017, and 3% from the nine months ended September 30, 2017 to the nine months ended September 30, 2018, and the capital resources that we can devote to our research and development efforts may be insufficient to achieve our goals. Our efforts may not result in any viable products or may result in products whose performance, features, price or availability may not be attractive to customers. As a result, our efforts may not result in products that generate meaningful revenues in the near term, or at all. We may expend a significant amount of resources in unsuccessful research and development efforts, and any failure to achieve our research and development goals may harm our reputation with customers or otherwise adversely affect our business, financial condition and results of operations.

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

These factors periodically cause substantial fluctuations in sales of our TACNAV and FOG products and services from period to period. For example, TACNAV product sales decreased $0.1 million, or 2%, from the nine months ended September 30, 2017 to the nine months ended September 30, 2018, and sales of our TACNAV products decreased $10.3 million, or 69%, from 2016 to 2017. Similarly, sales of our FOG products increased $5.6 million, or 39%, from the nine months ended September 30, 2017 to the nine months ended September 30, 2018, and sales of our FOG products increased $2.8 million, or 16%, from 2016 to 2017. In October 2014, we received a $19.0 million TACNAV product and services contract with an international military customer which included program management and engineering services delivered through 2017 and hardware shipments that were completed in the third quarter of 2016. These large orders contribute to the unpredictability of our revenues from period to period. Government customers may change defense spending priorities at any time.

Sales of our FOG systems and TACNAV products generally consist of a few large orders, and the delay or cancellation of a single order will substantially reduce our net sales.

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

Our results of operations are adversely affected by unseasonably cold weather, prolonged winter conditions, disasters or similar events.

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

An increasing portion of our revenues derives from commercial leases of mobile connectivity equipment, rather than sales, which increases our credit and collection risk.

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

Our ability to compete in the maritime airtime services market will be impaired if we are unable to provide sufficient service capacity to meet customer demand.

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

Changes in foreign currency exchange rates negatively affect our financial condition and results of operations.

Because of the scope of our foreign sales and foreign operations, we face significant exposure to movements in exchange rates for foreign currencies, particularly the pound sterling and the euro. During 2017, the U.S. dollar weakened against certain foreign currencies, which increased our revenues reported in U.S. dollars and increased the reported value of our assets in foreign countries. However, if the U.S. dollar strengthens (as has recently occurred relative to the pound sterling), our revenues denominated in foreign currencies but reported in U.S. dollars, as well as the reported value of our assets in foreign countries, would be commensurately lower.

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

We currently have, and will likely continue to have, a substantial amount of indebtedness. Our indebtedness could, among other things, make it more difficult for us to satisfy our financial obligations, require us to use a large portion of our cash flow from operations to repay and service our debt or otherwise create liquidity problems, limit our flexibility to adjust to market conditions, place us at a competitive disadvantage and expose us to interest rate fluctuations. As of October 30, 2018, we had total debt outstanding of $30.1 million, which included $22.5 million in aggregate principal amount of indebtedness outstanding under our term note that matures in October 2021. As of October 30, 2018, $5.0 million of borrowings were outstanding under our revolving credit facility and an additional $15.0 million was available for borrowing thereunder.

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

The agreements governing our 2018 secured credit facility subject us to various financial and other affirmative and negative covenants with which we must comply on an ongoing or periodic basis. These include covenants pertaining to a maximum consolidated leverage ratio and a minimum consolidated fixed charge coverage ratio and covenants requiring the mandatory prepayment of amounts outstanding under the term loan and the revolver under specified circumstances, including (i) 100% of the net cash proceeds from certain dispositions to the extent not reinvested in our business within a stated period, (ii) 50% of the net cash proceeds from stated equity issuances, and (iii) 100% of the net cash proceeds from certain receipts above certain threshold amounts outside the ordinary course of business. If we violate any of these covenants, we may suffer a material adverse effect. Most notably, our outstanding debt under our secured credit facility could become immediately due and payable, our lenders could proceed against any collateral securing such indebtedness, and our ability to borrow additional funds in the future could be limited or terminated. Alternatively, we could be forced to refinance or renegotiate the terms and conditions of our secured credit facility, including the interest rates, financial and restrictive covenants and security requirements of the secured credit facility, on terms that may be significantly less favorable to us.

In October 2018, we entered into a three-year senior credit facility agreement. The 2018 credit agreement contains two financial covenants, a maximum Consolidated Leverage Ratio and a minimum Consolidated Fixed Charge Coverage Ratio, each as defined in the 2018 credit agreement. The Consolidated Leverage Ratio initially may not be greater than 3.00:1.00 and declines to 2.75:1.00 on September 30, 2019, to 2.50:1.00 on December 31, 2019 and to 2.00:1.00 on December 31, 2020. The Consolidated Fixed Charge Coverage Ratio may not be less than 1.25:1.00.

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

We rely upon third-party communications technology and satellite providers to permit two-way broadband Internet via our TracPhone V-HTS and V-IP series antennas, and any disruption in the availability of this technology will adversely affect sales.

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

We have single dedicated manufacturing facilities for each of our mobile connectivity and inertial navigation product categories, and any significant disruption to a facility will impair our ability to deliver our products.

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

Historically, sales to customers outside the United States have accounted for a significant portion of our net sales. We derived 59%, 62%, 63%, and 67% of our revenues in the nine months ended September 30, 2018 and the years ended December 31, 2017, 2016, and 2015, respectively, from sales to customers outside the United States. We have foreign sales offices in Denmark, the United Kingdom, Singapore, Hong Kong, Japan, Norway, Cyprus and the Philippines, as well as a subsidiary in Brazil that manages local sales. However, aside from these international sales offices, substantially all of our personnel and operations, particularly for our mobile connectivity equipment business and our inertial navigation business, are located in the United States. Our limited operations in foreign countries may impair our ability to compete successfully in international markets and to meet the service and support needs of our customers in countries where we have little to no infrastructure. We are subject to a number of risks associated with our international business activities, which may increase our costs and require significant management attention. These risks include:

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

Domestic and international legislative and regulatory initiatives may harm our ability, and the ability of our customers, to process, handle, store, use and transmit information, including demographic and personally identifiable information or other information treated as confidential, regarding individual users of the services, which could reduce demand for some of our services, increase our costs and force us to change our business practices. These laws and regulations are still evolving and are likely to be in flux and subject to uncertain interpretation for the foreseeable future. For example, under the GDPR, data protection authorities in each country have the ability to interpret the GDPR, which could create inconsistencies on a country-by-country basis. Our business could be harmed if legislation or regulations are adopted, interpreted or implemented in a manner that is inconsistent from country to country or inconsistent with our current policies and practices or those of our customers. In addition, foreign data protection, privacy, and consumer protection laws and regulations, such as the GDPR, are often more stringent than those in the United States.

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

If we are unable to hire and retain the skilled personnel we need to expand our operations, our business will suffer.

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

We are highly dependent on information technology networks and systems, including the Internet, to securely process, transmit and store electronic information, including personal information of our customers. We also retain sensitive data, including intellectual property, proprietary business information, personally identifiable information, credit card information, and usage data of our employees and customers on our computer networks. Although we take certain protective measures and endeavor to modify them as we believe circumstances warrant, invasive technologies and techniques continue to evolve rapidly, and our computer systems, software and networks are vulnerable to disruption, shutdown, unauthorized access, misuse, erasure, alteration, employee error, phishing, computer viruses or other malicious code, and other events that could have a security impact. Our protective measures may be inadequate to detect future cybersecurity breaches or determine the extent of any breach, and there can be no assurance that undetected breaches have not already occurred. Any security breach may compromise information stored on our networks and may result in significant data losses or theft of our, our customers', our business partners' or our employees' sensitive information. Public reports suggest that cybersecurity incidents are happening more often and with increasingly severe consequences. We may be required to expend substantial additional resources to augment our efforts to address potential cybersecurity risks, which could adversely affect our results of operations.

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

In light of our current investments in research and development and the establishment and expansion of our new HTS network, we expect that our operating expenses in upcoming quarters will increase significantly over the amounts we incurred in prior comparable quarters.

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

Our stock price has historically been volatile. During the period from January 1, 2015 to September 30, 2018, the trading price of our common stock ranged from $7.31 to $15.79. Many factors may cause the market price of our common stock to fluctuate, including:

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

We are subject to income taxes and other taxes in both the U.S. and the foreign jurisdictions in which we currently operate. The determination of our worldwide provision for income taxes and current and deferred tax assets and liabilities requires significant judgment and estimation. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. We are subject to regular review and audit by both domestic and foreign tax authorities and to the prospective and retrospective effects of changing tax regulations and legislation. Although we believe our tax estimates are reasonable, the ultimate tax outcome may materially differ from the tax amounts recorded in our consolidated financial statements and may materially affect our income tax benefit or expense, net loss or income, and cash flows in the period in which such determination is made. As of September 30, 2018, we had liabilities for uncertain tax positions of $1.3 million.

Deferred tax assets are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating losses and tax credit carry forwards. In certain instances, a valuation allowance may be recorded to reduce certain deferred tax assets to estimated realizable value. We review our deferred tax assets and valuation allowance requirements on a quarterly basis. If, during our quarterly reviews of our deferred tax assets, we determine that it is more likely than not that we will not be able to generate sufficient future taxable income to realize the net carrying value of deferred tax assets, we will record a valuation allowance to reduce the tax assets to estimated realizable value, which could result in a material income tax charge. As part of our review, we consider positive and negative evidence, including cumulative results of recent years. As of September 30, 2018, we had recorded $15.5 million of valuation allowances against our gross deferred tax assets of $13.2 million.

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

On November 26, 2008, our Board of Directors authorized a program to repurchase up to one million shares of our common stock. As of September 30, 2018, 341,000 shares of common stock remain available for repurchase under the program. The repurchase program is funded using our existing cash, cash equivalents, marketable securities, and future cash flows. Under the repurchase program, at management’s discretion, we may repurchase shares on the open market from time to time, in privately negotiated transactions or block transactions, or through an accelerated repurchase agreement. The timing of such repurchases depends on availability of shares, price, market conditions, alternative uses of capital, and applicable regulatory requirements. The program may be modified, suspended or terminated at any time without prior notice. The repurchase program has no expiration date. There were no other repurchase programs outstanding during the three months ended September 30, 2018, and no repurchase programs expired during the period.

We did not repurchase any shares of our common stock in open market transactions during the nine months ended September 30, 2018.

During the three months ended September 30, 2018, no vested restricted shares were surrendered to us in satisfaction of tax withholding obligations.

ITEM 5.	OTHER INFORMATION

On October 30, 2018, we amended and restated our principal credit facility, and we also amended the terms of our mortgage loan for our headquarters in Middletown, Rhode Island. We have elected to disclose in this quarterly report on Form 10-Q the information we would otherwise be required to disclose in a current report on Form 8-K relating to these transactions. The information disclosed in note 10 to our consolidated financial statements included in “Item 1. Financial Statements” and the information disclosed in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Borrowing Arrangements” are incorporated by reference into this Item 5.
ITEM 6.    EXHIBITS
Exhibits:

Exhibit No.	Description	Filed with this Form 10-Q	Incorporated by Reference
			Form	Filing Date	Exhibit No.
3.1	Amended and Restated Certificate of Incorporation, as amended		10-Q	August 6, 2010	3.1

3.2	Amended and Restated Bylaws		10-Q	November 1, 2017	3.2

4.1	Specimen certificate for the common stock		10-K	March 2, 2017	4.1

10.1
Amended and Restated Credit Agreement dated as of October 30, 2018 among KVH Industries, Inc., Bank of America, N.A., as Administrative Agent, Swingline Lender and L/C Issuer, and the Lenders party hereto
X

10.2	Amended and Restated Security Agreement dated as of October 30, 2018 between KVH Industries, Inc. and Bank of America, N.A., as Administrative Agent	X

10.3	Amended and Restated Pledge Agreement dated as of October 30, 2018 between KVH Industries, Inc. and Bank of America, N.A., as Administrative Agent with respect to KVH Industries A/S	X

10.4	Amended and Restated Pledge Agreement dated as of October 30, 2018 between KVH Industries, Inc. and Bank of America, N.A., as Administrative Agent with respect to KVH Industries U.K. Limited	X

31.1	Rule 13a-14(a)/15d-14(a) certification of principal executive officer	X

31.2	Rule 13a-14(a)/15d-14(a) certification of principal financial officer	X

32.1	Section 1350 certification of principal executive officer and principal financial officer	X

101
The following financial information from KVH Industries, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets (unaudited), (ii) the Consolidated Statements of Operations (unaudited), (iii) the Consolidated Statements of Comprehensive (Loss) Income (unaudited), (iv) the Consolidated Statements of Cash Flows (unaudited), and (v) the Notes to Consolidated Financial Statements (unaudited).
X

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 31, 2018

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

10.1
Amended and Restated Credit Agreement dated as of October 30, 2018 among KVH Industries, Inc., Bank of America, N.A., as Administrative Agent, Swingline Lender and L/C Issuer, and the Lenders party hereto
X

10.2	Amended and Restated Security Agreement dated as of October 30, 2018 between KVH Industries, Inc. and Bank of America, N.A., as Administrative Agent	X

10.3	Amended and Restated Pledge Agreement dated as of October 30, 2018 between KVH Industries, Inc. and Bank of America, N.A., as Administrative Agent with respect to KVH Industries A/S	X

10.4	Amended and Restated Pledge Agreement dated as of October 30, 2018 between KVH Industries, Inc. and Bank of America, N.A., as Administrative Agent with respect to KVH Industries U.K. Limited	X

31.1	Rule 13a-14(a)/15d-14(a) certification of principal executive officer	X

31.2	Rule 13a-14(a)/15d-14(a) certification of principal financial officer	X

32.1	Section 1350 certification of principal executive officer and principal financial officer	X

101
The following financial information from KVH Industries, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets (unaudited), (ii) the Consolidated Statements of Operations (unaudited), (iii) the Consolidated Statements of Comprehensive (Loss) Income (unaudited), (iv) the Consolidated Statements of Cash Flows (unaudited), and (v) the Notes to Consolidated Financial Statements (unaudited).
X