Form 10-Q
period 2019-06-30
KVH INDUSTRIES INC \DE\
filed 2019-08-02
CIK 1007587

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2019
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on which Registered
Common Stock, par value $0.01 per share	KVHI	The NASDAQ Stock Market LLC (NASDAQ Global Select Market)

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Date	Class	Outstanding shares
July 29, 2019	Common Stock, par value $0.01 per share	18,027,681

KVH INDUSTRIES, INC. AND SUBSIDIARIES
Form 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1.    Financial Statements
KVH INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30, 2019	December 31, 2018
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$15,306	$15,212
Marketable securities	50,057	25
Accounts receivable, net of allowance for doubtful accounts of $2,111 and $2,390 as of June 30, 2019 and December 31, 2018, respectively	29,598	28,592
Inventories	24,216	22,942
Prepaid expenses and other current assets	3,449	2,532
Current contract assets	3,834	3,566
Current assets held for sale	—	4,871
Total current assets	126,460	77,740
Property and equipment, net	52,501	50,633
Intangible assets, net	5,197	5,661
Goodwill	14,995	15,031
Right of use assets	8,162	—
Other non-current assets	5,809	5,484
Non-current contract assets	7,577	6,971
Non-current deferred income tax asset	195	226
Non-current assets held for sale	—	25,906
Total assets	$220,896	$187,652
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,974	$16,735
Accrued compensation and employee-related expenses	4,783	4,947
Accrued other	11,467	9,602
Accrued product warranty costs	2,181	1,916
Current portion of long-term debt	2,000	9,928
Contract liabilities	8,119	7,647
Current operating lease liability	4,418	—
Liability for uncertain tax positions	675	631
Current liabilities held for sale	—	4,604
Total current liabilities	50,617	56,010
Other long-term liabilities	1,599	1,920
Long-term operating lease liability	3,760	—
Long-term contract liabilities	10,056	9,070
Long-term debt, excluding current portion	—	19,437
Non-current deferred income tax liability	868	887
Non-current liabilities held for sale	—	813
Total liabilities	$66,900	$88,137
Commitments and contingencies (Notes 2, 10, 12, and 19)
Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 1,000,000 shares; none issued	—	—
Common stock, $0.01 par value. Authorized 30,000,000 shares; 19,319,933 and 19,026,393 shares issued at June 30, 2019 and December 31, 2018, respectively; and 18,037,511 and 17,743,971 shares outstanding at June 30, 2019 and December 31, 2018, respectively	193	190
Additional paid-in capital	141,856	139,617
Retained earnings (accumulated deficit)	25,600	(15,397)
Accumulated other comprehensive loss	(3,489)	(14,731)
	164,160	109,679
Less: treasury stock at cost, common stock, 1,282,422 shares as of June 30, 2019 and December 31, 2018	(10,164)	(10,164)
Total stockholders’ equity	153,996	99,515
Total liabilities and stockholders’ equity	$220,896	$187,652

See accompanying Notes to Unaudited Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except earnings per share amounts, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Sales:
Product	$14,694	$16,162	$27,568	$30,154
Service	24,541	22,470	47,702	43,883
Net sales	39,235	38,632	75,270	74,037
Costs and expenses:
Costs of product sales	12,308	10,094	20,161	19,017
Costs of service sales	15,379	14,231	30,752	26,601
Research and development	3,798	3,565	7,666	7,499
Sales, marketing and support	8,853	7,609	16,987	15,186
General and administrative	5,730	5,713	12,685	12,146
Total costs and expenses	46,068	41,212	88,251	80,449
Loss from operations	(6,833)	(2,580)	(12,981)	(6,412)
Interest income	1,000	147	1,175	293
Interest expense	558	427	943	836
Other income, net	338	543	242	237
Loss from continuing operations before income tax (benefit) expense	(6,053)	(2,317)	(12,507)	(6,718)
Income tax (benefit) expense from continuing operations	(2,599)	85	(2,631)	130
Net loss from continuing operations	$(3,454)	$(2,402)	$(9,876)	$(6,848)

Income from discontinued operations, net of tax	50,630	1,059	50,873	1,612
Net income (loss)	$47,176	$(1,343)	$40,997	$(5,236)

Net loss from continuing operations per common share
Basic and diluted	$(0.20)	$(0.14)	$(0.57)	$(0.40)
Net income from discontinued operations per common share
Basic and diluted	$2.90	$0.06	$2.93	$0.10
Net income (loss) per common share
Basic and diluted	$2.70	$(0.08)	$2.36	$(0.31)
Weighted average number of common shares outstanding:
Basic and diluted	17,463	17,140	17,383	16,942

See accompanying Notes to Unaudited Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net income (loss)	$47,176	$(1,343)	$40,997	$(5,236)
Other comprehensive income (loss), net of tax:
Unrealized gain on available-for-sale securities	—	—	—	1
Foreign currency translation adjustment	10,151	(3,866)	11,231	(1,422)
Unrealized gain on derivative instruments, net	3	15	11	37
Other comprehensive income (loss), net of tax(1)	10,154	(3,851)	11,242	(1,384)
Total comprehensive income (loss)	$57,330	$(5,194)	$52,239	$(6,620)

(1) Tax impact was nominal for all periods.

See accompanying Notes to Unaudited Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, unaudited)

	Common Stock		Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance at March 31, 2019	19,134	$191	$140,790	$(21,576)	$(13,643)	(1,282)	$(10,164)	$95,598
Net income	—	—	—	47,176	—	—	—	47,176
Other comprehensive income	—	—	—	—	10,154	—	—	10,154
Stock-based compensation	—	—	1,033	—	—	—	—	1,033
Exercise of stock options and issuance of restricted stock awards, net of forfeitures	186	2	33	—	—	—	—	35
Balance at June 30, 2019	19,320	$193	$141,856	$25,600	$(3,489)	(1,282)	$(10,164)	$153,996

	Common Stock		Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2018	19,026	$190	$139,617	$(15,397)	$(14,731)	(1,282)	$(10,164)	$99,515
Net income	—	—	—	40,997	—	—	—	40,997
Other comprehensive income	—	—	—	—	11,242	—	—	11,242
Stock-based compensation	—	—	1,907	—	—	—	—	1,907
Issuance of common stock under employee stock purchase plan	23	—	218	—	—	—	—	218
Exercise of stock options and issuance of restricted stock awards, net of forfeitures	271	3	114	—	—	—	—	117
Balance at June 30, 2019	19,320	$193	$141,856	$25,600	$(3,489)	(1,282)	$(10,164)	$153,996

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance at March 31, 2018	18,804	$188	$136,718	$(11,058)	$(8,850)	(1,282)	$(10,164)	$106,834
Net loss	—	—	—	(1,343)	—	—	—	(1,343)
Other comprehensive loss	—	—	—	—	(3,851)	—	—	(3,851)
ASC 606 adoption	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	739	—	—	—	—	739
Exercise of stock options and issuance of restricted stock awards, net of forfeitures	133	1	51	—	—	—	—	52
Balance at June 30, 2018	18,937	$189	$137,508	$(12,401)	$(12,701)	(1,282)	$(10,164)	$102,431

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2017	18,788	$188	$134,361	$(4,417)	$(11,317)	(1,659)	$(13,150)	$105,665
Net loss	—	—	—	(5,236)	—	—	—	(5,236)
Other comprehensive loss	—	—	—	—	(1,384)	—	—	(1,384)
ASC 606 adoption	—	—	—	(2,748)	—	—	—	(2,748)
Stock-based compensation	—	—	1,592	—	—	—	—	1,592
Sale of treasury stock	—	—	1,478	—	—	377	2,986	4,464
Exercise of stock options and issuance of restricted stock awards, net of forfeitures	149	1	77	—	—	—	—	78
Balance at June 30, 2018	18,937	$189	$137,508	$(12,401)	$(12,701)	(1,282)	$(10,164)	$102,431

See accompanying Notes to Unaudited Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Six Months Ended
	June 30,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$40,997	$(5,236)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Provision for doubtful accounts	(68)	129
Depreciation and amortization	6,412	6,288
Deferred income taxes	(22)	24
Loss on disposals of fixed assets	117	—
Gain on sale of Videotel	(54,520)	—
Compensation expense related to stock-based awards and employee stock purchase plan	1,907	1,592
Unrealized currency translation gain	(289)	(212)
Changes in operating assets and liabilities:
Accounts receivable	(1,186)	(1,719)
Inventories	(1,308)	(137)
Prepaid expenses, other current assets, and current contract assets	272	230
Other non-current assets and non-current contract assets	(1,466)	(1,252)
Accounts payable	(22)	908
Contract liabilities and long-term contract liabilities	2,472	527
Accrued compensation, product warranty and other current liabilities	1,049	(2,331)
Other long-term liabilities	(928)	(9)
Net cash used in operating activities	$(6,583)	$(1,198)
Cash flows from investing activities:
Capital expenditures	(6,720)	(7,461)
Cash paid for acquisition of intangible asset	(37)	—
Proceeds from sale of fixed assets	103	—
Proceeds from sale of Videotel, net of cash sold	88,447	—
Purchases of marketable securities	(50,032)	(2,036)
Maturities and sales of marketable securities	—	10,020
Net cash provided by investing activities	$31,761	$523
Cash flows from financing activities:
Repayments of long-term debt	(2,597)	(89)
Repayments of term note borrowings	(21,938)	(3,400)
Repayments of line of credit borrowings	(13,000)	—
Proceeds from line of credit borrowings	10,000	—
Proceeds from stock options exercised and employee stock purchase plan	365	101
Sale of treasury stock	—	4,500
Payment of finance lease	(304)	(258)
Net cash (used in) provided by financing activities	$(27,474)	$854
Effect of exchange rate changes on cash and cash equivalents	(448)	(238)
Net decrease in cash and cash equivalents	(2,744)	(59)
Cash and cash equivalents at beginning of period	18,050	34,596
Cash and cash equivalents at end of period	$15,306	$34,537
Supplemental disclosure of non-cash investing activities:
Changes in accrued other and accounts payable related to property and equipment additions	$229	$624

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

KVH’s mobile connectivity service sales primarily represent sales earned from satellite voice and Internet airtime services. KVH provides, for monthly fixed and usage fees, satellite connectivity services, including broadband Internet, data and VoIP services, to its TracPhone V-series customers. The Company offers AgilePlans, a monthly mini-VSAT Broadband subscription model providing global connectivity to commercial maritime customers, including hardware, installation, broadband Internet, Voice over Internet Protocol (VoIP), entertainment and training content and global support for a monthly fee with no minimum commitment. KVH offers AgilePlans customers a variety of airtime data plans with varying data speeds and fixed data usage levels with overage charges per megabyte, which is similar to the plans that the Company offers to its other customers. The Company recognizes the monthly subscription fee as service revenue over the service delivery period. The Company retains ownership of the hardware that it provides to AgilePlans customers, who must return the hardware to KVH if they decide to terminate the service. Because KVH does not sell the hardware under AgilePlans, the Company does not recognize any product revenue when the hardware is deployed to an AgilePlans customer. KVH records the cost of the hardware used by AgilePlans customers as revenue-generating assets and depreciates the cost over an estimated useful life of five years. Since the Company retains ownership of the hardware, it does not accrue any warranty costs for AgilePlans hardware; however, any maintenance costs for the hardware are expensed in the period these costs are incurred. Mobile connectivity service sales also include the distribution of commercially licensed entertainment, including news, sports, music, and movies to commercial and leisure customers in the maritime, hotel, and retail markets through KVH Media Group. KVH also earns monthly usage fees from third-party satellite connectivity services, including voice, data and Internet services, provided to its Inmarsat and Iridium customers who choose to activate their subscriptions with KVH. Mobile connectivity service sales also include engineering services provided under development contracts, sales from product repairs, and extended warranty sales.

On May 13, 2019, the Company and its wholly owned subsidiary, KVH Media Group Limited (KMG), entered into a Share Purchase Agreement (the Purchase Agreement) with Pelican Holdco Limited, an affiliate of Oakley Capital IV Master SCSp, a UK company (together, Oakley), pursuant to which KMG sold all of the issued share capital of Super Dragon Limited and Videotel Marine Asia Limited (together referred to as Videotel) to Oakley for $89,387 in cash, on a cash-free, debt-free basis, subject to working capital adjustments. Videotel comprised the Company’s maritime training business, which offered video, animation, eLearning computer-based training and interactive distance learning services to the maritime industry. The sale was completed immediately upon execution of definitive agreements. The Company received payment of the initial purchase price pursuant to a loan agreement (the Bridge Loan) on June 21, 2019. The Bridge Loan was secured by a charge (a type of foreign security interest) over the shares of Super Dragon Limited and Videotel Marine Asia Limited and was further backed by an equity commitment letter from Oakley Capital IV Master SCSp. The Bridge Loan’s interest rate was 5% per year during the period from closing until and including the 15th business day after the closing and increased to 12% per year during the period after the 15th business day until the maturity date. The working capital adjustment is in the process of being finalized.The Company has accrued an estimated adjustment liability of approximately $300 as of June 30, 2019. This adjustment will be finalized in the third quarter of 2019. The Company does not have any continuing involvement in these operations other than short term transition services which are being recorded in other income in continuing operations. The Company determined that the sale met the requirements for reporting as a discontinued operations in accordance with Accounting Standards Codification (ASC) 205-20. Please see Note 20 for the discontinued operations disclosures.

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

The consolidated financial statements reflect the sale of Videotel as a discontinued operations. See Notes 1 and 20 for further information on the sale of Videotel.

The consolidated financial statements have not been audited by the Company’s independent registered public accounting firm and include all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations, and cash flows for the periods presented. These consolidated financial statements do not include all disclosures associated with annual financial statements and accordingly should be read in conjunction with the Company’s consolidated financial statements and related notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2018 filed on March 1, 2019 with the Securities and Exchange Commission, which financial statements and related notes do not reflect the sale of Videotel as a discontinued operations. The results for the three and six months ended June 30, 2019 are not necessarily indicative of operating results for the remainder of the year.

The only material change to the significant accounting policies disclosed in the Company’s annual report on Form 10-K for the year ended December 31, 2018 was the Company’s adoption of ASC 842, Leases, effective January 1, 2019. Please see Note 19 for further discussion.

Significant Estimates and Assumptions and Other Significant Non-Recurring Transactions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of sales and expenses during the reporting periods. As described in the Company’s annual report on Form 10-K, the most significant estimates and assumptions by management affect the Company’s revenue recognition, valuation of accounts receivable, valuation of inventory, valuations and deferred purchase price consideration related to asset acquisition, expected future cash flows including growth rates, discount rates, terminal values and other assumptions and estimates used to evaluate the recoverability of long-lived assets and goodwill, estimated fair values of long-lived assets, including goodwill, amortization methods and periods, certain accrued expenses and other related charges, stock-based compensation, contingent liabilities, key valuation assumptions for its share-based awards, estimated fulfillment costs for warranty obligations, tax reserves and recoverability of the Company’s net deferred tax assets and related valuation allowance. The Company has reviewed these estimates and determined that these remain the most significant estimates in addition to the valuation of right-of-use assets and lease liabilities, for the six months ended June 30, 2019.

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

During the first quarter of 2018, the Company entered into a five-year finance lease for three satellite hubs for the HTS network. Please see Note 19 for further discussion.

During the second quarter of 2019, the Company sold Videotel. Please see Notes 1 and 20 for further discussion.

(3)     Accounting Standards Issued and Not Yet Adopted

ASC Update No. 2016-13, ASC Update No. 2018-19, ASC Update No. 2019-04, and ASC Update No. 2019-05

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

In May 2019, the FASB issued ASC Update No. 2019-04, Codification Improvements to Topic 326, Financial
Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. This update introduced clarifications of the Board’s intent to accrued interest, the transfer between classifications or categories for loans and debt securities, recoveries, reinsurance recoverables, projects of interest rate environments for variable-rate financial instruments, costs to sell when foreclosure is probable, consideration of expected prepayments when determining the effective interest rate, vintage disclosures, and extension and renewal options.

In May 2019, the FASB issued ASC Update No. 2019-05, Financial Instruments—Credit Losses (Topic 326). The amendments in the update ease the transition for entities adopting ASC Update 2016-13 and increase the comparability of financial statement information. With the exception of held-to-maturity debt securities, the amendments allow entities to irrevocably elect to apply the fair value option to financial instruments that were previously recorded at amortized cost basis within the scope of Subtopic 326-20, Financial Instruments—Credit Losses—Measured at Amortized Cost. The adoption of Update Nos. 2016-13, 2018-19, 2019-04, and 2019-05 are not expected to have a material impact on the Company's financial position or results of operations.

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

(4)	Marketable Securities

Marketable securities as of June 30, 2019 and December 31, 2018 consisted of the following:

June 30, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market mutual funds	$50,057	$—	$—	$50,057
Total marketable securities designated as available-for-sale	$50,057	$—	$—	$50,057

December 31, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market mutual funds	$25	$—	$—	$25
Total marketable securities designated as available-for-sale	$25	$—	$—	$25

The amortized costs and fair value of marketable securities as of June 30, 2019 and December 31, 2018 are shown below by effective maturity. Effective maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

June 30, 2019	Amortized Cost	Fair Value
Due in less than one year	$—	$—
December 31, 2018	Amortized Cost	Fair Value
Due in less than one year	$—	$—

Interest income from marketable securities was $32 and $3 during the three months ended June 30, 2019 and 2018, respectively, and $32 and $15 during the six months ended June 30, 2019 and 2018, respectively.

(5)     Stockholder's Equity
(a) Stock Equity and Incentive Plan
The Company recognizes stock-based compensation in accordance with the provisions of ASC Topic 718, Compensation-Stock Compensation. Stock-based compensation expense, excluding compensation charges related to our employee stock purchase plan, or the ESPP, was $1,017 and $725 for the three months ended June 30, 2019 and 2018, respectively, and $1,877 and $1,568 for the six months ended June 30, 2019 and 2018, respectively. As of June 30, 2019, there was $3,676 of total unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted-average period of 3.10 years. As of June 30, 2019, there was $4,654 of total unrecognized compensation expense related to restricted stock awards, which is expected to be recognized over a weighted-average period of 2.44 years.

Stock Options

During the three months ended June 30, 2019, 7 stock options were exercised for common stock. Additionally, during the three months ended June 30, 2019, 610 stock options were granted and 97 stock options expired, were canceled or were forfeited.

During the six months ended June 30, 2019, 14 stock options were exercised for common stock, $109 of which was delivered to the Company as payment for the exercise price and none of which were surrendered for minimum tax withholding obligations. Additionally, during the six months ended June 30, 2019, 610 stock options were granted with a weighted average grant date fair value of $3.09 per share and 99 stock options expired, were canceled or were forfeited. The Company has estimated the fair value of each option grant on the date of grant using the Black-Scholes option-pricing model. The weighted average assumptions utilized to determine the fair value of options granted during the six months ended June 30, 2019 and 2018 were as follows:

	Six Months Ended June 30,
	2019	2018
Risk-free interest rate	1.93%	2.81%
Expected volatility	36.95%	36.60%
Expected life (in years)	4.27	4.29
Dividend yield	0%	0%

As of June 30, 2019, there were 1,774 options outstanding with a weighted average exercise price of $9.92 per share and 549 options exercisable with a weighted average exercise price of $10.27 per share.

Restricted Stock

During the three months ended June 30, 2019, 199 shares of restricted stock were granted with a weighted average grant date fair value of $9.46 per share, and 20 shares of restricted stock were forfeited. Additionally, during the three months ended June 30, 2019, 63 shares of restricted stock vested, of which no shares of common stock were surrendered to the Company as payment by employees in lieu of cash to satisfy minimum tax withholding obligations in connection with the vesting of restricted stock.

During the six months ended June 30, 2019, 277 shares of restricted stock were granted with a weighted average grant date fair value of $9.78 per share and 20 shares of restricted stock were forfeited. Additionally, during the six months ended June 30, 2019, 257 shares of restricted stock vested, of which no shares of common stock were surrendered to the Company as payment by employees in lieu of cash to satisfy minimum tax withholding obligations in connection with the vesting of restricted stock.

As of June 30, 2019, there were 526 shares of restricted stock outstanding that were still subject to service-based vesting conditions.

As of June 30, 2019, the Company had no unvested outstanding options and no shares of restricted stock that were subject to performance-based or market-based vesting conditions.

(b) Employee Stock Purchase Plan

The Company's Amended and Restated 1996 Employee Stock Purchase Plan (ESPP) affords eligible employees the right to purchase common stock, via payroll deductions, through various offering periods at a purchase price equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. During the three and six months ended June 30, 2019, 0 and 23 shares were issued under the ESPP plan, respectively. During the three and six months ended June 30, 2018, no shares were issued under the ESPP plan. The Company recorded compensation charges related to the ESPP of $16 and $14 for the three months ended June 30, 2019 and 2018, respectively, and $30 and $24 for the six months ended June 30, 2019 and 2018, respectively.

(c) Stock-Based Compensation Expense

The following table presents stock-based compensation expense, including expense for the ESPP, in the Company's consolidated statements of operations for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Cost of product sales	$61	$11	$102	$82
Research and development	196	149	368	319
Sales, marketing and support	212	166	394	347
General and administrative	564	413	1,043	844
	$1,033	$739	$1,907	$1,592

(d) Accumulated Other Comprehensive Loss (AOCI)

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

The balances for the three months ended June 30, 2019 and 2018 are as follows:

	Foreign Currency Translation	Unrealized Gain (Loss) on Available for Sale Marketable Securities	Interest Rate Swaps	Total Accumulated Other Comprehensive Loss
Balance, March 31, 2019	$(13,640)	$—	$(3)	$(13,643)
Other comprehensive (loss) income before reclassifications	(1,332)	—	3	(1,329)
Reclassified from AOCI	11,483	—	—	11,483
Net other comprehensive income, June 30, 2019	10,151	—	3	10,154
Balance, June 30, 2019	$(3,489)	$—	$—	$(3,489)

	Foreign Currency Translation	Unrealized Gain (Loss) on Available for Sale Marketable Securities	Interest Rate Swaps	Total Accumulated Other Comprehensive Loss
Balance, March 31, 2018	$(8,803)	$—	$(47)	$(8,850)
Other comprehensive (loss) income before reclassifications	(3,866)	—	3	(3,863)
Reclassified from AOCI	—	—	12	12
Net other comprehensive (loss) income, June 30, 2018	(3,866)	—	15	(3,851)
Balance, June 30, 2018	$(12,669)	$—	$(32)	$(12,701)

The balances for the six months ended June 30, 2019 and 2018 are as follows:

	Foreign Currency Translation	Unrealized Gain (Loss) on Available for Sale Marketable Securities	Interest Rate Swaps	Total Accumulated Other Comprehensive Loss
Balance, December 31, 2018	$(14,720)	$—	$(11)	$(14,731)
Other comprehensive (loss) income before reclassifications	(252)	—	3	(249)
Reclassified from AOCI	11,483	—	8	11,491
Net other comprehensive income, June 30, 2019	11,231	—	11	11,242
Balance, June 30, 2019	$(3,489)	$—	$—	$(3,489)

	Foreign Currency Translation	Unrealized (Loss) Gain on Available for Sale Marketable Securities	Interest Rate Swaps	Total Accumulated Other Comprehensive Loss
Balance, December 31, 2017	$(11,247)	$(1)	$(69)	$(11,317)
Other comprehensive (loss) income before reclassifications	(1,422)	1	10	(1,411)
Reclassified from AOCI	—	—	27	27
Net other comprehensive (loss) income, June 30, 2018	(1,422)	1	37	(1,384)
Balance, June 30, 2018	$(12,669)	$—	$(32)	$(12,701)

For additional information, see Note 4, "Marketable Securities," and Note 17, "Derivative Instruments and Hedging Activities."

(6)     Net Loss per Common Share

Basic net loss per share is calculated based on the weighted average number of common shares outstanding during the period. Diluted net loss per share incorporates the dilutive effect of common stock equivalent options, warrants and other convertible securities, if any, as determined with the treasury stock accounting method. For the three and six months ended June 30, 2019, since there was a net loss, the Company excluded all 978 and 959, respectively, in outstanding stock options and non-vested restricted shares from its diluted loss per share calculation, as inclusion of these securities would have reduced the net loss per share. For the three and six months ended June 30, 2018, since there was a net loss, the Company excluded all 634 and 805, respectively, in outstanding stock options and non-vested restricted shares from its diluted loss per share calculation, as inclusion of these securities would have reduced the net loss per share.

A reconciliation of the basic and diluted weighted average common shares outstanding is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Weighted average common shares outstanding—basic	17,463	17,140	17,383	16,942
Dilutive common shares issuable in connection with stock plans	—	—	—	—
Weighted average common shares outstanding—diluted	17,463	17,140	17,383	16,942

(7)     Inventories

Inventories are stated at the lower of cost and net realizable value using the first-in first-out costing method. Inventories as of June 30, 2019 and December 31, 2018 include the costs of material, labor, and factory overhead. Components of inventories consist of the following:

	June 30, 2019	December 31, 2018
Raw materials	$9,146	$13,698
Work in process	4,346	2,489
Finished goods	10,724	6,755
	$24,216	$22,942

During the second quarter of 2019, the Company recorded an inventory reserve of $2.1 million relating to its TracPhone V-IP products as the Company decided to no longer promote sales of these products and instead to focus its efforts on migrating customers to its HTS network and products.

(8)     Property and Equipment

Property and equipment, net, as of June 30, 2019 and December 31, 2018 consist of the following:

	June 30, 2019	December 31, 2018
Land	$3,828	$3,828
Building and improvements	24,096	24,060
Leasehold improvements	493	478
Machinery and equipment	17,520	17,239
Revenue-generating assets	43,111	38,066
Office and computer equipment	13,166	12,681
Motor vehicles	31	31
	102,245	96,383
Less accumulated depreciation	(49,744)	(45,750)
	$52,501	$50,633

Depreciation expense was $2,114 and $1,728 for the three months ended June 30, 2019 and 2018, respectively, and $4,207 and $3,256 for the six months ended June 30, 2019 and 2018, respectively.

Certain revenue-generating hardware assets are utilized by the Company in the delivery of the Company's airtime services, media, and other content.

(9)     Product Warranty

The Company’s products carry standard limited warranties that range from one to two years and vary by product. The warranty period begins on the date of retail purchase or lease by the original purchaser. The Company accrues estimated product warranty costs at the time of sale and any additional amounts are recorded when such costs are probable and can be reasonably estimated. Factors that affect the Company’s warranty liability include the number of units sold or leased, historical and anticipated rates of warranty repairs and the cost per repair. Warranty and related costs are reflected within sales, marketing and support in the accompanying consolidated statements of operations. As of June 30, 2019 and December 31, 2018, the Company had accrued product warranty costs of $2,181 and $1,916, respectively.

The following table summarizes product warranty activity during 2019 and 2018:

	Six Months Ended
	June 30,
	2019	2018
Beginning balance	$1,916	$2,074
Charges to expense	1,169	1,156
Costs incurred	(904)	(1,191)
Ending balance	$2,181	$2,039

(10)     Debt

Long-term debt consisted of the following:

	June 30, 2019	December 31, 2018
2018 term note	$—	$21,938
Line of credit	2,000	5,000
Mortgage loan	—	2,597
Total long-term debt	2,000	29,535
Less debt issuance costs for 2018 term note (a)	—	170
Total long-term debt less debt issuance costs	2,000	29,365
Less amounts classified as current	2,000	9,928
Long-term debt, excluding current portion	$—	$19,437
(a)- As of December 31, 2018, debt issuance costs classified as current and long-term are $60 and $110, respectively.

Term Note and Line of Credit

On October 30, 2018, the Company amended and restated its 2014 Credit Agreement by entering into (i) a three-year senior credit facility agreement (the 2018 Credit Agreement) with Bank of America, N.A., as Administrative Agent, and the lenders named from time to time as parties thereto (the 2018 Lenders), for an aggregate amount of up to $42,500, including a term loan (2018 Term Loan) of $22,500 and a reducing revolving credit facility (the 2018 Revolver) of up to $20,000 initially and reducing to $15,000 on December 31, 2019, each to be used for general corporate purposes, including the refinancing of the Company’s then outstanding indebtedness under the 2014 Credit Agreement, (ii) a Security Agreement with respect to the grant by the Company of a security interest in substantially all of the assets of the Company in order to secure the obligations of the Company under the 2018 Credit Agreement, and (iii) Pledge Agreements with respect to the grant by the Company of a security interest in 65% of the capital stock of each of KVH Industries A/S and KVH Industries U.K. Limited held by the Company in order to secure the obligations of the Company under the 2018 Credit Agreement. On the closing date, the Company repaid $17,225 on the 2014 Term Loan and refinanced its remaining balance. On the closing date, the Company also borrowed $5,000 under the 2018 Revolver.

The 2018 Credit Agreement contains provisions requiring the mandatory prepayment of amounts outstanding under the 2018 Term Loan and the 2018 Revolver under specified circumstances, including (i) 100% of the net cash proceeds from certain dispositions to the extent not reinvested in the Company’s business within a stated period, (ii) 50% of the net cash proceeds from stated equity issuances and (iii) 100% of the net cash proceeds from certain receipts above certain threshold amounts outside the ordinary course of business. The prepayments are first applied to the 2018 Term Loan, in inverse order of maturity, and then to the 2018 Revolver. As of June 30, 2019, there was $2,000 outstanding under the 2018 Revolver and the remaining balance of $18,000 was available for borrowing.

Borrowings under the 2018 Revolver are subject to the satisfaction of various conditions precedent at the time of each borrowing, including the continued accuracy of the Company’s representations and warranties and the absence of any default under the 2018 Credit Agreement.

On May 13, 2019, the Company entered into a consent with Bank of America, N.A., as Administrative Agent, authorizing the Purchase Agreement and Bridge Loan, as discussed in Note 1. On June 27, 2019, the Company used the proceeds of the sale of Videotel to repay in full the then-outstanding balance of $21,375 under the 2018 Term Loan and to repay $13,000 of the the-outstanding balance under the 2018 Revolver such that the Consolidated Leverage Ratio is not more than 2.75:1.00. The 2018 Revolver will remain at $20,000 through the term of the Credit Agreement. On October 30, 2021, the entire principal balance of any outstanding loans under the 2018 Revolver are due and payable, together with all accrued and unpaid interest, fees and any other amounts due and payable under the 2018 Credit Agreement.

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

The Company’s obligation to repay loans under the 2018 Credit Agreement could be accelerated upon an event of default under the terms, including certain failures to pay principal or interest when due, certain breaches of representations and warranties, the failure to comply with the Company’s affirmative and negative covenants under the 2018 Credit Agreement, a change of control of the Company, certain defaults in payment relating to other indebtedness, the acceleration of payment of certain other indebtedness, certain events relating to the liquidation, dissolution, bankruptcy, insolvency or receivership of the Company, the entry of certain judgments against the Company, certain property loss events, and certain events relating to the impairment of collateral or the 2018 Lenders' security interest therein.
Mortgage Loan

In April 2019, on the Mortgage Loan’s original termination date, the Company repaid in full the outstanding balance of $2,551. As discussed in Note 17 to the consolidated financial statements, in April 2010 the Company entered into two interest rate swap agreements that were intended to hedge its mortgage interest obligations over the term of the Mortgage Loan by fixing the interest rates specified in the Mortgage Loan to 5.91% for half of the principal amount outstanding as of April 1, 2010 and 6.07% for the remaining half. Both interest rate swap agreements were also settled upon repayment of the Mortgage Loan.

(11)     Segment Reporting

The financial results of each segment are based on revenues from external customers, cost of revenue and operating expenses that are directly attributable to the segment and an allocation of costs from shared functions. These shared functions include, but are not limited to, facilities, human resources, information technology, and engineering. Allocations are made based on management’s judgment of the most relevant factors, such as head count, number of customer sites, or other operational data that contribute to the shared costs. Certain corporate-level costs have not been allocated as they are not directly attributable to either segment. These costs primarily consist of broad corporate functions, including executive, legal, finance, and costs associated with corporate actions. Segment-level asset information has not been provided as such information is not reviewed by the chief operating decision-maker for purposes of assessing segment performance and allocating resources. There are no inter-segment sales or transactions. As discussed in Note 1, the Company’s Videotel business, which had previously been included in the mobile connectivity segment, has been classified as discontinued operations and therefore excluded from the segment information below.

The Company's performance is impacted by the levels of activity in the marine and land mobile markets and defense sectors, among others. Performance in any particular period could be impacted by the timing of sales to certain large customers.

The mobile connectivity segment primarily manufactures and distributes a comprehensive family of mobile satellite antenna products and services that provide access to television, the Internet and voice services while on the move. Product sales within the mobile connectivity segment accounted for 21% and 21% of the Company's consolidated net sales for the three months ended June 30, 2019 and 2018, respectively, and 20% and 22% of the Company's consolidated net sales for the six months ended June 30, 2019 and 2018, respectively. Sales of mini-VSAT Broadband airtime service accounted for 49% and 45% of the Company's consolidated net sales for the three months ended June 30, 2019 and 2018, respectively, and 50% and 46% of the Company's consolidated net sales for the six months ended June 30, 2019 and 2018, respectively.
The inertial navigation segment manufactures and distributes a portfolio of digital compass and fiber optic gyro (FOG)-based systems that address the rigorous requirements of military and commercial customers and provide reliable, easy-to-use and continuously available navigation and pointing data. The principal product categories in this segment include the FOG-based inertial measurement units (IMUs) for precision guidance, FOGs for tactical navigation as well as pointing and stabilization systems, and digital compasses that provide accurate heading information for demanding applications, security, automation and access control equipment and systems. Sales of FOG-based guidance and navigation systems within the inertial navigation segment accounted for 17% and 17% of the Company's consolidated net sales for the three months ended June 30, 2019 and 2018, respectively, and 15% and 16% of the Company's consolidated net sales for the six months ended June 30, 2019 and 2018, respectively.

No other single product class accounts for 10% or more of the Company's consolidated net sales.

The Company operates in a number of major geographic areas across the globe. The Company generates international net sales, based upon customer location, primarily from customers located in Canada, Europe, Africa, Asia/Pacific, the Middle East, and India. International revenues represented 61% and 55% of the Company's consolidated net sales for the three months ended June 30, 2019 and 2018, respectively, and 60% and 54% of the Company's consolidated net sales for the six months ended June 30, 2019 and 2018, respectively. No individual foreign country represented 10% or more of the Company's consolidated net sales for the three or six months ended June 30, 2019 and 2018.

As of June 30, 2019 and December 31, 2018, the long-lived tangible assets related to the Company’s international subsidiaries were less than 10% of the Company’s long-lived tangible assets and were deemed not material.

Net sales and operating income (loss) for the Company's reporting segments and the Company's loss before income tax expense for the three and six months ended June 30, 2019 and 2018 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net sales:
Mobile connectivity	$30,974	$29,004	$59,547	$57,057
Inertial navigation	8,261	9,628	15,723	16,980
Consolidated net sales	$39,235	$38,632	$75,270	$74,037

Operating income (loss):
Mobile connectivity	$(2,519)	$(243)	$(3,876)	$176
Inertial navigation	(247)	1,564	195	1,898
Subtotal	(2,766)	1,321	(3,681)	2,074
Unallocated, net	(4,067)	(3,901)	(9,300)	(8,486)
Loss from operations	(6,833)	(2,580)	(12,981)	(6,412)
Net interest and other income (expense)	780	263	474	(306)
Loss before income tax expense	$(6,053)	$(2,317)	$(12,507)	$(6,718)

Depreciation expense and amortization expense for the Company's segments are presented in the following table for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Depreciation expense:
Mobile connectivity	$1,669	$1,346	$3,339	$2,481
Inertial navigation	307	254	594	506
Unallocated	138	128	274	269
Total consolidated depreciation expense	$2,114	$1,728	$4,207	$3,256

Amortization expense:
Mobile connectivity	$247	$257	$495	$518
Inertial navigation	—	—	—	—
Unallocated	—	—	—	—
Total consolidated amortization expense	$247	$257	$495	$518

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

(13)     Share Buyback Program

On November 26, 2008, the Company’s Board of Directors authorized a program to repurchase up to 1,000 shares of the Company’s common stock. As of June 30, 2019, 341 shares of the Company’s common stock remain available for repurchase under the authorized program. The repurchase program is funded using the Company’s existing cash, cash equivalents, marketable securities and future cash flows. Under the repurchase program, the Company, at management’s discretion, may repurchase shares on the open market from time to time, in privately negotiated transactions or block transactions, or through an accelerated repurchase agreement. The timing of such repurchases depends on availability of shares, price, market conditions, alternative uses of capital, and applicable regulatory requirements. The program may be modified, suspended or terminated at any time without prior notice. The repurchase program has no expiration date. There were no other repurchase programs outstanding during the six months ended June 30, 2019 and no repurchase programs expired during the period.

During the six months ended June 30, 2019 and 2018, the Company did not repurchase any shares of its common stock.

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

The following tables present financial assets and liabilities at June 30, 2019 and December 31, 2018 for which the Company measures fair value on a recurring basis, by level, within the fair value hierarchy:

June 30, 2019	Total	Level 1	Level 2	Level 3	Valuation Technique
Assets
Money market mutual funds	$50,057	$50,057	$—	$—	(a)
Liabilities
Interest rate swaps	$—	$—	$—	$—	(b)

December 31, 2018	Total	Level 1	Level 2	Level 3	Valuation Technique
Assets
Money market mutual funds	$25	$25	$—	$—	(a)
Liabilities
Interest rate swaps	$11	$—	$11	$—	(b)
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

Assets Measured and Recorded at Fair Value on a Nonrecurring Basis

The Company's non-financial assets, such as goodwill, intangible assets, and other long-lived assets resulting from business combinations, are measured at fair value using income approach valuation methodologies at the date of acquisition and subsequently re-measured if an impairment exists. There were no impairments of the Company’s non-financial assets noted as of June 30, 2019. The Company does not have any liabilities that are recorded at fair value on a non-recurring basis.

(15)     Goodwill and Intangible Assets

Goodwill

The following table sets forth the changes in the carrying amount of goodwill for the six months ended June 30, 2019:

Amounts
Balance at December 31, 2018	$15,031
Foreign currency translation adjustment	(36)
Balance at June 30, 2019	$14,995

Intangible Assets

The changes in the carrying amount of intangible assets during the six months ended June 30, 2019 are as follows:

Amounts
Balance at December 31, 2018	$5,661
Amortization expense	(495)
Intangible assets acquired in asset acquisition	37
Foreign currency translation adjustment	(6)
Balance at June 30, 2019	$5,197

Intangible assets arose from an acquisition made prior to 2013 and the acquisition of KVH Media Group (acquired as Headland Media Limited) in May 2013. Intangibles arising from the acquisition made prior to 2013 are being amortized on a straight-line basis over an estimated useful life of 7 years. Intangibles arising from the acquisition of KVH Media Group are being amortized on a straight-line basis over the estimated useful life of: (i) 10 years for acquired subscriber relationships, (ii) 15 years for distribution rights, (iii) 3 years for internally developed software and (iv) 2 years for proprietary content. The intangibles arising from the KVH Media Group were recorded in pounds sterling and fluctuations in exchange rates could cause these amounts to increase or decrease from time to time.

In January 2017, the Company completed the acquisition of certain subscriber relationships from a third party. This acquisition did not meet the definition of a business under ASC 2017-01, Business Combinations (Topic 805)-Clarifying the Definition of a Business, which the Company adopted on October 1, 2016. The Company ascribed $100 of the initial purchase price to the acquired subscriber relationships definite-lived intangible assets with an initial estimated useful life of 10 years. Under the asset purchase agreement, the purchase price included a component of contingent consideration under which the Company was required to pay a percentage of recurring revenues received from the acquired subscriber relationships through 2026 up to a maximum annual payment of $114. As of June 30, 2019, the carrying value of the intangible assets acquired in the asset acquisition was $214. As the acquisition did not represent a business combination, the contingent consideration arrangement is recognized only when the contingency is resolved and the consideration is paid or becomes payable. The amounts payable under the contingent consideration arrangement, if any, will be included in the measurement of the cost of the acquired subscriber relationships. During the six months ended June 30, 2019, $37 of additional consideration was earned under the contingent consideration arrangement. As the carrying value of the intangible assets has reached its maximum, no further additional consideration will be recorded.

Acquired intangible assets are subject to amortization. The following table summarizes acquired intangible assets at June 30, 2019 and December 31, 2018, respectively:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
June 30, 2019
Subscriber relationships	$7,717	$4,880	$2,837
Distribution rights	4,227	1,867	2,360
Internally developed software	446	446	—
Proprietary content	153	153	—
Intellectual property	2,284	2,284	—
	$14,827	$9,630	$5,197
December 31, 2018
Subscriber relationships	$7,678	$4,519	$3,159
Distribution rights	4,233	1,731	2,502
Internally developed software	446	446	—
Proprietary content	153	153	—
Intellectual property	2,284	2,284	—
	$14,794	$9,133	$5,661

Amortization expense related to intangible assets for the three and six months ended June 30, 2019 and 2018 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Expense Category	2019	2018	2019	2018
General and administrative expense	$247	$257	$495	$518

As of June 30, 2019, the total weighted average remaining useful lives of the definite-lived intangible assets was 4.9 years and the weighted average remaining useful lives by the definite-lived intangible asset category are as follows:

Intangible Asset	Weighted Average Remaining Useful Life in Years
Subscriber relationships	4.0
Distribution rights	8.8

Estimated future amortization expense remaining at June 30, 2019 for intangible assets acquired is as follows:

Remainder of 2019	$486
2020	972
2021	972
2022	972
2023	536
Thereafter	1,259
Total future amortization expense	$5,197

For intangible assets, the Company assesses the carrying value of these assets whenever events or circumstances indicate that the carrying value may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset, or asset group, to the future undiscounted cash flows expected to be generated by the asset, or asset group. There were no events or changes in circumstances during the second quarter of 2019 which indicated that an assessment of the impairment of goodwill and intangible assets was required.

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

Disaggregation of Revenue

The following table summarizes net sales from contracts with customers for the three and six months ended June 30, 2019:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2019	2018	2019	2018
Mobile connectivity product, transferred at point in time	$6,697	$6,731	$12,374	$13,401
Mobile connectivity product, transferred over time	1,371	1,372	2,756	2,622
Mobile connectivity service	22,906	20,901	44,417	41,034
Inertial navigation product	6,626	8,059	12,438	14,131
Inertial navigation service	1,635	1,569	3,285	2,849
Total net sales	$39,235	$38,632	$75,270	$74,037

Revenue recognized during the three months ended June 30, 2019 and 2018 from amounts included in contract liabilities at the beginning of the period was $1,254 and $1,193, respectively. Revenue recognized during the six months ended June 30, 2019 and 2018 from amounts included in contract liabilities at the beginning of the period was $2,590 and $2,408, respectively.

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

No single customer accounted for 10% or more of the Company's consolidated net sales for three or six months ended June 30, 2019 or 2018 or accounts receivable at June 30, 2019 or December 31, 2018.

Certain components from third parties used in the Company’s products are procured from single sources of supply. The failure of a supplier, including a subcontractor, to deliver on schedule could delay or interrupt the Company’s delivery of products and thereby materially adversely affect the Company’s revenues and operating results.

(17)     Derivative Instruments and Hedging Activities

Effective April 1, 2010, in order to reduce the volatility of cash outflows that arise from changes in interest rates, the Company entered into two interest rate swap agreements. These interest rate swap agreements were intended to hedge the Company’s mortgage loan related to its headquarters facility in Middletown, Rhode Island by fixing the interest rates specified in the mortgage loan to 5.9% for half of the principal amount outstanding and 6.1% for the remaining half of the principal amount outstanding as of April 1, 2010 until the mortgage loan expired on April 16, 2019. The Company does not use derivatives for speculative purposes. For a derivative that is designated as a cash flow hedge, changes in the fair value of the derivative are recognized in accumulated other comprehensive (loss) income (AOCI) to the extent the derivative is effective at offsetting the changes in the cash flows being hedged until the hedged item affects earnings. As the Company made the required principal and interest payments under the mortgage loan and the related interest rate swaps were settled, the Company reclassified the amounts recorded in AOCI related to the changes in the fair value of the settled interest rate swaps to earnings. To the extent there was any hedge ineffectiveness, changes in fair value relating to the ineffective portion were immediately recognized in earnings in other income (expense) in the consolidated statements of operations. The interest rate swap was recorded within accrued other liabilities on the balance sheet. The critical terms of the interest rate swaps were designed to mirror the terms of the Company’s mortgage loans. The Company designated these derivatives as cash flow hedges of the variability of the LIBOR-based interest payments on principal over a nine-year period, which ended on April 1, 2019. On April 1, 2019, the two interest rate swaps matured and the Company made its final payment for its mortgage loan thereafter.

As of December 31, 2018, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivatives	Notional (in thousands)	Asset (Liability)	Effective Date	Maturity Date	Index	Strike Rate
Interest rate swap	$1,299	$(5)	April 1, 2010	April 1, 2019	1-month LIBOR	5.91%
Interest rate swap	$1,299	$(6)	April 1, 2010	April 1, 2019	1-month LIBOR	6.07%

(18)     Income Taxes

The Company’s effective tax rate for the three and six months ended June 30, 2019 was 42.9%  and 21.0%, respectively, compared with (3.7)% and (1.9)% for the corresponding periods in the prior year, respectively. The effective income tax rate is based on estimated income for the year, the estimated composition of the income in different jurisdictions and discrete adjustments, if any, in the applicable periods, including retroactive changes in tax legislation, settlements of tax audits or assessments, and the resolution or identification of tax position uncertainties.

For the three months ended June 30, 2019, the effective tax rate was higher than the statutory tax rate primarily due to the Company's release of the valuation allowance against the discontinued operations tax expense. For the six months ended June 30, 2019 and three and six months ended June 30, 2018, the effective tax rates were lower than the statutory tax rate primarily due to the Company maintaining a valuation allowance reserve on its US deferred tax assets and to the composition of income from foreign jurisdictions that were taxed at lower rates.

As of June 30, 2019 and December 31, 2018, the Company had reserves for uncertain tax positions of $675 and $631, respectively. There were no material changes during the six months ended June 30, 2019 to the Company’s reserve for uncertain tax positions. The Company estimates that it is reasonably possible that the balance of unrecognized tax benefits as of June 30, 2019 may decrease $179 in the next twelve months as a result of a lapse of statutes of limitations and settlements with taxing authorities.

The Company’s tax jurisdictions include the United States, the United Kingdom, Denmark, Cyprus, Norway, Brazil, Singapore, Belgium, the Netherlands, Hong Kong, India and Japan. In general, the statute of limitations with respect to the Company's United States federal income taxes has expired for years prior to 2015, and the relevant state and foreign statutes vary. However, preceding years remain open to examination by United States federal and state and foreign taxing authorities to the extent of future utilization of net operating losses and research and development tax credits generated in each preceding year.

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

The Company has operating leases for office facilities, equipment, and satellite service capacity and related equipment. Lease expense from continuing operations for the three and six months ended June 30, 2019 was $1,267 and $2,532, respectively. The future minimum lease payments under our operating leases as of June 30, 2019 are:

Remainder of 2019	$2,537
2020	2,969
2021	1,275
2022	1,193
2023	384
2024 and thereafter	538
Total minimum lease payments	$8,896

Less amount representing interest	$(718)
Present value of net minimum operating lease payments	$8,178
Less current installments of obligation under current-operating lease liabilities	$4,418
Obligations under long-term operating lease liabilities, excluding current installments	$3,760

Weighted-average remaining lease term - operating leases (years)	2.94
Weighted-average discount rate - operating leases	5.50%

During the first quarter of 2018, the Company entered into a five-year financing lease for three satellite hubs for its HTS network. As of June 30, 2019, the gross costs and accumulated depreciation associated with this lease are included in revenue generating assets and amounted to $3,068 and $626, respectively. Property and equipment under financing leases are stated at the present value of minimum lease payments.

The property and equipment held under this financing lease are amortized on a straight‑line basis over the seven-year estimated useful life of the asset, since the lease meets the bargain purchase option criteria. Amortization of assets held under financing leases is included within depreciation expense. Depreciation expense for these capital assets was $109 and $110 for the three months ended June 30, 2019 and 2018, respectively, and $219 and $188 for the six months ended June 30, 2019 and 2018, respectively.

The future minimum lease payments under this financing lease as of June 30, 2019 are:

Remainder of 2019	$312
2020	624
2021	624
2022	624
2023	45
2024 and thereafter	—
Total minimum lease payments	$2,229

Less amount representing interest	$(26)
Present value of net minimum financing lease payments	$2,203
Less current installments of obligation under accrued other	$612
Obligations under other long-term liabilities, excluding current installments	$1,591

Weighted-average remaining lease term - finance leases (years)	3.67
Weighted-average discount rate - finance leases	1.53%

(20)     Discontinued Operations

The following table presents a reconciliation of the carrying amounts of major classes of assets and liabilities of the discontinued operations to the amounts presented separately in the Company's consolidated balance sheet:

December 31, 2018
Cash and cash equivalents	$2,838
Accounts receivable, net	1,071
Prepaid expenses and other current assets	962
Current assets held for sale	$4,871
Property and equipment, net	2,615
Intangible assets, net	4,857
Goodwill	17,182
Other non-current assets	1,252
Non-current assets held for sale	$25,906
Accounts payable	991
Accrued compensation and employee-related expenses	220
Accrued other	1,362
Contract liabilities	1,546
Liability for uncertain tax positions	485
Current liabilities held for sale	$4,604
Non-current deferred income tax liability	813
Non-current liabilities held for sale	$813
Net assets held for sale	$25,360

The following table presents a reconciliation of the major financial line items constituting the results for discontinued operations to the net income from discontinued operations, net of tax, presently separately in the Company's consolidated statements of operations and comprehensive income (loss):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Sales:
Service sales	$1,832	$4,760	$5,769	$9,456

Costs, expenses and other expense, net:
Costs of service sales	483	1,267	1,807	2,713
Sales, marketing and support	437	885	1,606	2,249
General and administrative	494	1,215	1,619	2,449
Other expense, net	(14)	(90)	(23)	(56)
Income from discontinued operations before tax expense	404	1,303	714	1,989
Gain on sale of discontinued operations before tax expense	54,520	—	54,520	—
Total income from discontinued operations before tax expense	$54,924	$1,303	$55,234	$1,989
Income tax expense on discontinued operations	4,294	244	4,361	377
Income from discontinued operations, net of taxes	$50,630	$1,059	$50,873	$1,612

Net income from discontinued operations per common share
Basic and diluted	$2.90	$0.06	$2.93	$0.10
Weighted average number of common shares outstanding:
Basic and diluted	17,463	17,140	17,383	16,942

The following table presents supplemental cash flow information of the discontinued operations:

	Six Months Ended
	June 30,
	2019	2018

Cash (used in) provided by operating activities—discontinued operations	$(1,838)	$3,851
Cash provided by (used in) investing activities—discontinued operations	$87,986	$(779)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

Our mobile connectivity service sales include sales of satellite voice and Internet airtime services, engineering services provided under development contracts, sales from product repairs, and extended warranty sales. Our mobile connectivity service sales also include our distribution of entertainment, including news, sports, music, and movies, to commercial and leisure customers in the maritime, hotel, and retail markets through KVH Media Group. We typically recognize revenue from media content sales ratably over the period of the service contract. We provide, for monthly fixed fees and usage-based fees, satellite connectivity services for broadband Internet, data and Voice over Internet Protocol (VoIP) service to our TracPhone V-series customers. We also earn monthly usage fees for third-party satellite connectivity for voice, data and Internet services to our Inmarsat and Iridium customers who choose to activate their subscriptions with us. Our service sales increased as a percentage of total consolidated revenue from 58% of our net sales for the three months ended June 30, 2018 to 63% for the three months ended June 30, 2019 and from 59% of our net sales for the six months ended June 30, 2018 to 63% for the six months ended June 30, 2019.

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

Sale of Videotel - Discontinued Operations

In May 2019, we sold our Videotel business, which provided eLearning computer-based training, to an affiliate of Oakley Capital, a UK company, for $89.4 million in cash, on a cash-free, debt-free basis, subject to a working capital adjustment. We made a bridge loan to the purchaser and received payment of the initial purchase price on June 21, 2019. We determined that the sale met the requirements for reporting as a discontinued operations in accordance with ASC 205-20. Accordingly, we have classified the results of the Videotel business as a discontinued operations for all periods presented.

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

We generate sales primarily from the sale of our mobile connectivity systems and services and our inertial navigation products and services. The following table provides, for the periods indicated, our sales by segment:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Mobile connectivity	$30,974	$29,004	$59,547	$57,057
Inertial navigation	8,261	9,628	15,723	16,980
Net sales	$39,235	$38,632	$75,270	$74,037

Product sales within the mobile connectivity segment accounted for 21% of our consolidated net sales for both the three months ended June 30, 2019 and 2018, and 20% and 22% of our consolidated net sales for the six months ended June 30, 2019 and 2018, respectively. Sales of mini-VSAT Broadband airtime service accounted for 49% and 45% of our consolidated net sales for the three months ended June 30, 2019 and 2018, respectively and 50% and 46% of our consolidated net sales for the six months ended June 30, 2019 and 2018, respectively.

Within our inertial navigation segment, net sales of FOG-based guidance and navigation systems accounted for 17% of our consolidated net sales for both the three months ended June 30, 2019 and 2018, and 15% and 16% of our consolidated net sales for the six months ended June 30, 2019 and 2018, respectively.

No other single product class accounted for 10% or more of our consolidated net sales for the three months ended June 30, 2019 or 2018 or the six months ended June 30, 2019 or 2018, respectively. No individual customer accounted for 10% or more of our consolidated net sales for the three months ended June 30, 2019 or 2018 or the six months ended June 30, 2019 or 2018, respectively.

We operate in a number of major geographic areas across the globe. We generate our international net sales, based upon customer location, primarily from customers located in Canada, Europe, Africa, Asia/Pacific, the Middle East, and India. Our international net sales totaled 61% and 55% of our consolidated net sales for the three months ended June 30, 2019 and 2018, respectively, and 60% and 54% of our consolidated net sales for the six months ended June 30, 2019 and 2018, respectively. No individual foreign country represented 10% or more of our consolidated net sales for the three months ended June 30, 2019 or 2018 or the six months ended June 30, 2019 or 2018. See Note 11 to our consolidated financial statements for more information on our segments.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Research and development expense presented on the statement of operations	$3,798	$3,565	$7,666	$7,499
Costs of customer-funded research and development included in costs of service sales	1,700	953	2,748	1,628
Total consolidated statements of operations expenditures on research and development activities	$5,498	$4,518	$10,414	$9,127

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
As described in our annual report on Form 10-K for the year ended December 31, 2018, our most critical accounting policies and estimates upon which our consolidated financial statements were prepared were those relating to revenue recognition, valuation of accounts receivable, valuation of inventory, valuations and purchase price allocations related to business combinations, expected future cash flows including growth rates, discount rates, terminal values and other assumptions and estimates used to evaluate the recoverability of long-lived assets and goodwill, estimated fair values of long-lived assets, including goodwill, amortization methods and periods, certain accrued expenses and other related charges, stock-based compensation, contingent liabilities, key valuation assumptions for its share-based awards, estimated fulfillment costs for warranty obligations, tax reserves and recoverability of our net deferred tax assets and related valuation allowance. We have reviewed our policies and estimates and determined that these remain our most critical accounting policies and estimates for the six months ended June 30, 2019. We have updated our leasing policies in conjunction with our adoption of ASC 842 as of January 1, 2019, as further described in Note 19 to the accompanying financial statements.
Readers should refer to our annual report on Form 10-K for the year ended December 31, 2018 under “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Critical Accounting Policies and Significant Estimates” for descriptions of these policies and estimates, as well as the notes to the consolidated financial statements included elsewhere within this report.

Results of Operations
The following table provides, for the periods indicated, certain financial data expressed as a percentage of net sales:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Sales:
Product	37.5%	41.8%	36.6%	40.7%
Service	62.5	58.2	63.4	59.3
Net sales	100.0	100.0	100.0	100.0
Cost and expenses:
Costs of product sales	31.4	26.1	26.8	25.7
Costs of service sales	39.2	36.8	40.9	35.9
Research and development	9.7	9.2	10.2	10.1
Sales, marketing and support	22.6	19.7	22.6	20.5
General and administrative	14.6	14.8	16.9	16.4
Total costs and expenses	117.5	106.6	117.4	108.6
Loss from operations	(17.5)	(6.6)	(17.4)	(8.6)
Interest income	2.5	0.4	1.6	0.4
Interest expense	1.4	1.1	1.3	1.1
Other income, net	0.9	1.4	0.3	0.3
Loss before income tax (benefit) expense	(15.5)	(5.9)	(16.8)	(9.0)
Income tax (benefit) expense	(6.6)	0.2	(3.5)	0.2
Net loss from continuing operations	(8.9)%	(6.1)%	(13.3)%	(9.2)%
Three months ended June 30, 2019 and 2018

Net Sales

As discussed further under the heading "Segment Discussion" below, product sales decreased $1.5 million, or 9%, to $14.7 million for the three months ended June 30, 2019 from $16.2 million for the three months ended June 30, 2018, primarily due to a decrease in inertial navigation product sales of $1.5 million. Service sales for the three months ended June 30, 2019 increased $2.1 million, or 9%, to $24.5 million from $22.4 million for the three months ended June 30, 2018, due to an increase in mobile connectivity service sales of $2.0 million and an increase in inertial navigation service sales of $0.1 million.

Costs of Sales

Costs of sales consists of costs of product sales and costs of service sales. Costs of sales increased by $3.4 million, or 14%, in the three months ended June 30, 2019 to $27.7 million from $24.3 million in the three months ended June 30, 2018. The increase in costs of sales was driven by a $2.2 million increase in costs of product sales and a $1.2 million increase in costs of service sales. As a percentage of net sales, costs of sales was 71% and 63% for the three months ended June 30, 2019 and 2018, respectively.

Our costs of product sales consist primarily of materials, manufacturing overhead, and direct labor used to produce our products. For the three months ended June 30, 2019, costs of product sales increased by $2.2 million, or 22%, to $12.3 million from $10.1 million in the three months ended June 30, 2018. As a percentage of product sales, costs of product sales were 84% and 62% for the three months ended June 30, 2019 and 2018, respectively. Mobile connectivity costs of product sales increased by $2.5 million, or 46%, and mobile connectivity costs of product sales as a percentage of mobile connectivity product sales were 98% and 67% for the three months ended June 30, 2019 and 2018, respectively. The increase was primarily driven by an inventory reserve of $2.1 million relating to our TracPhone V-IP products as we have decided to no longer promote sales of these products and instead to focus our efforts on migrating customers to our HTS network and products. Inertial navigation costs of product sales decreased by $0.3 million, or 6%, primarily due to a $1.0 million decrease in our FOG costs of product sales and a $0.4 million decrease in our TACNAV costs of product sales, largely offset by a $1.1 million decrease in absorption of factory overhead due to a decrease in the volume of production. As a percentage of inertial navigation product sales, costs of inertial navigation product sales were 67% and 58% for the three months ended June 30, 2019 and 2018, respectively.

Our costs of service sales consist primarily of satellite service capacity, depreciation, service network overhead expense associated with our mini-VSAT Broadband network infrastructure, direct network service labor, Inmarsat service costs, product installation costs, engineering and related direct costs associated with customer-funded research and development, media materials and distribution costs, and service repair materials. For the three months ended June 30, 2019, costs of service sales increased by $1.2 million, or 8%, to $15.4 million from $14.2 million for the three months ended June 30, 2018. As a percentage of service sales, costs of service sales were 63% for both the three months ended June 30, 2019 and 2018. Mobile connectivity costs of service sales increased by $1.0 million, or 8%, primarily due to a $0.6 million increase in costs associated with contract engineering service revenue. In addition, there was also an increase in mini-VSAT airtime costs of service sales, resulting from increased HTS network capacity costs, legacy network revenue share minimums and AgilePlans depreciation costs. As a percentage of mobile connectivity service sales, costs of mobile connectivity service sales were 62% and 63% for the three months ended June 30, 2019 and 2018, respectively. Inertial navigation costs of service sales increased by $0.2 million, or 20%, due to an increase in contract engineering service revenues. As a percentage of inertial navigation service sales, costs of inertial navigation service sales were 75% and 67% for the three months ended June 30, 2019 and 2018, respectively, due to the mix of services delivered.

We expect that our costs of sales will generally increase in correlation with our expected growth in our mobile connectivity and inertial navigation net sales. To the extent that customers continue to subscribe to our AgilePlans program, we expect a corresponding decrease in product sales and increase in depreciation expense for AgilePlans equipment.

Operating Expenses

Research and development expense consists of direct labor, materials, external consultants, and related overhead costs that support our internally funded product development and product sustaining engineering activities. Research and development expense for the three months ended June 30, 2019 increased by $0.2 million, or 6%, to $3.8 million from $3.6 million for the three months ended June 30, 2018. The primary reasons for the increase in research and development expense was a $0.5 million increase in expensed materials, a $0.2 million increase in professional fees and a $0.1 million increase in salaries and employee benefits, partially offset by a $0.7 million increase in funded engineering expenses (which are reflected in costs of service sales rather than research and development expense). As a percentage of net sales, research and development expense for the three months ended June 30, 2019 and 2018 was 10% and 9%, respectively.

We expect that research and development expense will grow year-over-year as we continue to invest in developing new technologies and applications for our products.

Sales, marketing, and support expense consists primarily of salaries and related expenses for sales and marketing personnel, commissions for both in-house and third-party representatives, costs related to the co-development of certain content, other sales and marketing support costs such as advertising, literature and promotional materials, product service personnel and support costs, warranty-related costs and bad debt expense. Sales, marketing and support expense also includes the operating expenses of our sales office subsidiaries in Denmark, Singapore, Brazil, and Japan. Sales, marketing and support expense for the three months ended June 30, 2019 increased by $1.3 million, or 17%, to $8.9 million from $7.6 million for the three months ended June 30, 2018. The increase primarily resulted from a $0.8 million increase in salaries and employee benefits and internal commissions, a $0.3 million increase in external commissions, and a $0.2 million increase in warranty expense. As a percentage of net sales, sales, marketing and support expense was 23% and 20% for the three months ended June 30, 2019 and 2018, respectively.

We expect that our sales, marketing, and support expense will increase year-over-year primarily driven by increased personnel, marketing and technology investments to support product sales and launches.

General and administrative expense consists of costs attributable to management, finance and accounting, information technology, human resources, certain outside professional services, and other administrative costs. General and administrative expense for the three months ended June 30, 2019 and 2018 remained flat at $5.7 million. As a percentage of net sales, general and administrative expense for the three months ended June 30, 2019 and 2018 was 15%.

We expect general and administrative expenses to increase year-over-year, primarily driven by increased personnel costs.

Interest and Other Income, Net

Interest income represents interest earned on our note receivable and our cash and cash equivalents, as well as from investments. Interest income increased $0.9 million for the three months ended June 30, 2019 to $1.0 million from $0.1 million for the three months ended June 30, 2018 primarily due to the interest related to the note receivable from Oakley Capital as part of our sale of Videotel. Interest expense increased $0.2 million for the three months ended June 30, 2019 to $0.6 million from $0.4 million for the three months ended June 30, 2018. Other income, net decreased to $0.3 million from other income, net of $0.5 million for the three months ended June 30, 2019 and 2018 primarily due to a decrease in foreign exchange gains from our UK operations.

Income Tax (Benefit) Expense

Income tax benefit for the three months ended June 30, 2019 was $2.6 million and related the valuation allowance release against discontinued operations. The losses we incurred in the US did not generate any income tax benefit during the quarter due to a full valuation allowance on our related deferred tax assets generated in connection with losses. Income tax expense for the three months ended June 30, 2018 was $0.1 million and related to taxes on income earned in foreign jurisdictions. The losses we incurred in the US in 2018 did not generate any income tax benefit during the quarter due to a full valuation allowance on our related deferred tax assets.

Discontinued Operations

During the three months ended June 30, 2019, we sold our Videotel business for $89.4 million in cash, on a cash-free, debt-free basis, subject to a working capital adjustment. We determined that the sale met the requirements for reporting as a discontinued operations in accordance with ASC 205-20. Accordingly, we have classified the results of the Videotel business as a discontinued operations for all periods presented. Results for discontinued operations are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Sales from discontinued operations	$1,832	$4,760	$5,769	$9,456
Income from discontinued operations, net tax	$50,630	$1,059	$50,873	$1,612

Segment Discussion - Three months ended June 30, 2019 and 2018

As noted above, we have classified our Videotel, business as a discontinued operations and have therefore excluded it from the segment information below. The Videotel business had previously been included in our mobile connectivity business segment.

Our net sales by segment for the three months ended June 30, 2019 and 2018 were as follows:

			Change
	For the three months ended June 30,		2019 vs. 2018
	2019	2018	$	%
	(dollars in thousands)
Mobile connectivity sales:
Product	$8,068	$8,103	$(35)	—%
Service	22,906	20,901	2,005	10%
Net sales	$30,974	$29,004	$1,970	7%

Inertial navigation sales:
Product	$6,626	$8,059	$(1,433)	(18)%
Service	1,635	1,569	66	4%
Net sales	$8,261	$9,628	$(1,367)	(14)%

Operating income (loss) by segment for the three months ended June 30, 2019 and 2018 were as follows:

			Change
	For the three months ended June 30,		2019 vs. 2018
	2019	2018	$	%
	(dollars in thousands)
Mobile connectivity	$(2,519)	$(243)	$(2,276)	(937)%
Inertial navigation	(247)	1,564	(1,811)	(116)%
	$(2,766)	$1,321	$(4,087)	(309)%
Unallocated	(4,067)	(3,901)	(166)	(4)%
Loss from operations	$(6,833)	$(2,580)	$(4,253)	(165)%

Mobile Connectivity Segment

Net sales in the mobile connectivity segment increased by $2.0 million, or 7%, for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018. Mobile connectivity product sales were flat at $8.1 million for the three months ended June 30, 2019 and 2018. This was primarily due to a $0.2 million, or 3%, increase in TracVision marine mobile connectivity product sales and a $0.2 million, or 33%, decrease in sales of our land mobile connectivity products.

Mobile connectivity service sales increased by $2.0 million, or 10%, to $22.9 million for the three months ended June 30, 2019 from $20.9 million for the three months ended June 30, 2018. The increase was primarily due to a $1.8 million increase in our mini-VSAT service sales compared to the three months ended June 30, 2018, which resulted in part from a 13% increase in subscribers, partially as a result of the introduction of AgilePlans and our HTS network. In addition, our contract engineering service revenue increased by $0.5 million. Partially offsetting these increases was a $0.4 million decrease in content service sales, which resulted primarily from a decrease in content customers.

We expect that our mini-VSAT service sales will continue to grow, primarily through the continued expansion of our mini-VSAT Broadband customer base and the availability of our AgilePlans subscription service model. We expect that mini-VSAT product sales will decline to the extent that customers select the AgilePlans subscription service model.

Operating loss for the mobile connectivity segment increased $2.3 million for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018. This increase resulted primarily from a $2.1 million inventory reserve relating to our TracPhone V-IP products as we decided to no longer promote sales of these products and to instead focus our efforts on migrating customers to our HTS network and products, as well as an increase in airtime network costs due to the operation of both our HTS network and our legacy network. In addition, we had a $0.3 million increase in warranty expense and expensed materials and a $0.2 million increase in marketing expenses, which were partially offset by a $1.0 million increase in service sales less associated costs.

Inertial Navigation Segment

Net sales in the inertial navigation segment decreased $1.4 million, or 14%, for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018. Inertial navigation product sales decreased $1.5 million, or 18%, to $6.6 million for the three months ended June 30, 2019 from $8.1 million for the three months ended June 30, 2018, primarily as a result of a $1.3 million decrease in TACNAV sales and a $0.2 million decrease in FOG product sales.

Inertial navigation service sales increased $0.1 million, or 4%, to $1.6 million for the three months ended June 30, 2019 from $1.5 million for the three months ended June 30, 2018. The increase resulted from a $0.1 million increase in contracted engineering services for an engineering and services development contract from a major U.S. defense contractor, which began in the fourth quarter of 2018 and is expected to continue through the third quarter of 2021.

Our operating earnings for the inertial navigation segment decreased $1.8 million for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018. This decrease is primarily due to the decrease in TACNAV product sales previously mentioned, and a $0.2 million increase in external commissions.

Unallocated

Certain corporate-level costs have not been allocated because they are not directly attributable to either segment. These costs primarily consist of broad corporate functions, including executive, legal, finance, information technology, and costs associated with corporate actions.

Unallocated operating loss increased $0.2 million, or 4%, for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018. The increase in the unallocated operating loss was primarily the result of an increase in salaries and associated compensation as well as deferred financing expenses.

Six months ended June 30, 2019 and 2018

Net Sales

As discussed further under the heading "Segment Discussion" below, product sales decreased $2.6 million, or 9%, to $27.6 million for the six months ended June 30, 2019 from $30.2 million for the six months ended June 30, 2018, due to a decrease in inertial navigation product sales of $1.7 million and a decrease in mobile connectivity product sales of $0.9 million. Service sales for the six months ended June 30, 2019 increased $3.9 million, or 9%, to $47.7 million from $43.8 million for the six months ended June 30, 2018 due to an increase in mobile connectivity service sales of $3.4 million and an increase in inertial navigation service sales of $0.5 million.

Costs of Sales

Costs of sales increased by $5.3 million, or 12%, in the six months ended June 30, 2019 to $50.9 million from $45.6 million in the six months ended June 30, 2018. The increase in costs of sales was driven by an increase of $4.2 million in costs of service sales and a $1.1 million increase in costs of product sales. As a percentage of net sales, costs of sales were 68% and 62% for the six months ended June 30, 2019 and 2018, respectively.

For the six months ended June 30, 2019, costs of product sales increased by $1.1 million, or 6%, to $20.1 million from $19.0 million in the six months ended June 30, 2018. As a percentage of product sales, costs of product sales were 73% and 63% for the six months ended June 30, 2019 and 2018, respectively. Mobile connectivity costs of product sales increased by $2.0 million, or 19%, primarily due to a $2.1 million inventory reserve for TracPhone V-IP products. Mobile connectivity costs of product sales as a percentage of mobile connectivity product sales were 83% and 66% for the six months ended June 30, 2019 and 2018, respectively. Inertial navigation costs of product sales decreased by $0.9 million, or 11%, primarily due to a $1.5 million decrease in our FOG costs of product sales and a $0.4 million decrease in our TACNAV costs of product sales, largely offset by a $1.0 million decrease in absorption of factory overhead due to a decrease in the volume of production. Inertial navigation costs of product sales as a percentage of inertial navigation product sales were 60% and 59% for the six months ended June 30, 2019 and 2018, respectively.

For the six months ended June 30, 2019, costs of service sales increased by $4.2 million, or 16%, to $30.8 million from $26.6 million for the six months ended June 30, 2018. As a percentage of service sales, costs of service sales were 65% and 61% for the six months ended June 30, 2019 and 2018, respectively. Mobile connectivity costs of service sales increased by $3.7 million, or 15%, primarily due a $3.1 million increase in mini-VSAT airtime costs of service sales, including increased HTS network capacity costs, legacy network revenue share minimums and AgilePlans depreciation costs. In addition, there was a $0.6 million increase in costs associated with contract engineering service revenue. Mobile connectivity costs of service sales as a percentage of mobile connectivity service sales were 64% and 60% for the six months ended June 30, 2019 and 2018, respectively. Inertial navigation costs of service sales increased by $0.5 million, or 28%, due to an increase in contract engineering services sales. Inertial navigation costs of service sales as a percentage of inertial navigation service sales were 70% and 64% for the six months ended June 30, 2019 and 2018, respectively.

Operating Expenses

Research and development expense for the six months ended June 30, 2019 increased by $0.2 million, or 3%, to $7.7 million from $7.5 million for the six months ended June 30, 2018. The primary reason for the increase in research and development expense was a $0.5 million increase in expensed materials, a $0.4 million increase in consulting fees, and a $0.2 million increase in salaries and employee benefits, partially offset by a $1.1 million increase in funded engineering expenses (which are reflected in costs of service sales rather than research and development expense). As a percentage of net sales, research and development expense for the six months ended June 30, 2019 and 2018 was 10%.

Sales, marketing and support expense for the six months ended June 30, 2019 increased by $1.8 million, or 12%, to $17.0 million from $15.2 million for the six months ended June 30, 2018. The increase in sales, marketing and support expense resulted primarily from a $1.3 million increase in salaries and employee benefits and a $0.3 million increase in marketing expenses. As a percentage of net sales, sales, marketing and support expense was 23% and 21% for the six months ended June 30, 2019 and 2018, respectively.

General and administrative expense for the six months ended June 30, 2019 increased by $0.6 million, or 5%, to $12.7 million from $12.1 million for the six months ended June 30, 2018. The increase in general and administrative expense resulted primarily from a $0.7 million increase in salaries and associated compensation partially offset by a $0.2 million decrease in legal and professional fees. As a percentage of net sales, general and administrative expense for the six months ended June 30, 2019 was 17% as compared to 16% for the six months ended June 30, 2018.

Interest and Other Income, Net

Interest income increased $0.9 million for the six months ended June 30, 2019 to $1.2 million from $0.3 million for the six months ended June 30, 2018. The increase was primarily due to the interest related to the note receivable from Oakley Capital in connection with our sale of Videotel. Interest expense increased $0.1 million to $0.9 million for the six months ended June 30, 2019 from $0.8 million for the six months ended June 30, 2018. Other income, net remained flat at $0.2 million for the six months ended June 30, 2019 and 2018.

Income Tax (Benefit) Expense

Income tax benefit for the six months ended June 30, 2019 was $2.6 million and related to the valuation allowance release against discontinued operations. The losses we incurred in the US did not generate any income tax benefit during the period due to a full valuation allowance on our related deferred tax assets generated in the period. Income tax expense for the six months ended June 30, 2018 was $0.1 million and related to taxes on income earned in foreign jurisdictions. The losses we incurred in the US did not generate any income tax benefit during the period due to a full valuation allowance on our related deferred tax assets in 2018.

Segment Discussion - Six months ended June 30, 2019 and 2018

As noted above, we have classified our Videotel business as a discontinued operations and have therefore excluded it from the segment information below. The Videotel business had previously been included in our mobile connectivity business segment.

Our net sales by segment for the six months ended June 30, 2019 and 2018 were as follows:

			Change
	For the six months ended June 30,		2019 vs. 2018
	2019	2018	$	%
	(dollars in thousands)
Mobile connectivity sales:
Product	$15,130	$16,023	$(893)	(6)%
Service	44,417	41,034	3,383	8%
Net sales	$59,547	$57,057	$2,490	4%

Inertial navigation sales:
Product	$12,438	$14,131	$(1,693)	(12)%
Service	3,285	2,849	436	15%
Net sales	$15,723	$16,980	$(1,257)	(7)%

Operating income (loss) by segment for the six months ended June 30, 2019 and 2018 were as follows:

			Change
	For the six months ended June 30,		2019 vs. 2018
	2019	2018	$	%
	(dollars in thousands)
Mobile connectivity	$(3,876)	$176	$(4,052)	n/m
Inertial navigation	195	1,898	(1,703)	(90)%
	$(3,681)	$2,074	$(5,755)	(277)%
Unallocated	(9,300)	(8,486)	(814)	(10)%
Loss from operations	$(12,981)	$(6,412)	$(6,569)	(102)%

Mobile Connectivity Segment

Net sales in the mobile connectivity segment increased by $2.5 million, or 4%, for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018. Mobile connectivity product sales decreased by $0.9 million, or 6%, to $15.1 million for the six months ended June 30, 2019 from $16.0 million for the six months ended June 30, 2018. The decrease was primarily due to a $0.6 million, or 4%, decrease in marine mobile connectivity product sales due partly to the impact of the AgilePlans subscription service and a $0.3 million, or 25%, decrease in sales of our land mobile connectivity products.

Mobile connectivity service sales increased by $3.4 million, or 8%, to $44.4 million for the six months ended June 30, 2019 from $41.0 million for the six months ended June 30, 2018. The increase was primarily due to a $3.6 million increase in our mini-VSAT service sales compared to the six months ended June 30, 2018 primarily due to a 13% increase in subscribers, partially as a result of the introduction of AgilePlans and our HTS network. In addition, our contract engineering service revenue increased by $0.5 million. Partially offsetting these increases was a $0.9 million decrease in content service sales.

Operating earnings for the mobile connectivity segment decreased by $4.1 million, for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018. This decrease resulted primarily from a decrease in product sales less associated costs of $2.9 million, driven by the $2.1 million inventory reserve related to our TracPhone V-IP products. In addition there was a decrease in service sales less associated costs of $0.3 million, a $0.3 million increase in professional fees and a $0.3 million increase in marketing expenses, partially offset by a $0.1 million decrease in bad debt expense.

Inertial Navigation Segment

Net sales in the inertial navigation segment decreased $1.2 million, or 7%, for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018. Inertial navigation product sales decreased by $1.7 million, or 12%, to $12.5 million for the six months ended June 30, 2019 from $14.2 million for the six months ended June 30, 2018, primarily due to a $1.2 million decrease in TACNAV sales and a $0.5 million decrease in FOG products sale.

Inertial navigation service sales increased $0.5 million, or 15%, to $3.3 million for the six months ended June 30, 2019 from $2.8 million for the six months ended June 30, 2018. The increase resulted primarily from a $0.6 million increase in contracted engineering services for an engineering and services development contract from a major U.S. defense contractor, which began in the fourth quarter of 2018 is expected to continue through the third quarter of 2021.

Our operating earnings for the inertial navigation segment decreased by $1.7 million for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018. This decrease is primarily due to the decrease in product sales less associated costs of $0.8 million, a $0.3 million increase in warranty expense and expensed materials, a $0.2 million increase in salaries and associated compensation, a $0.2 million increase in professional fees and $0.2 million increase in external commissions.

Unallocated

Unallocated operating loss increased $0.8 million, or 10%, for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018. The increase was primarily the result of an increase in salaries and associated compensation.

Backlog

Backlog is not a meaningful indicator for predicting revenue in future periods. Commercial resellers for our mobile connectivity products and FOG products do not carry extensive inventories and rely on us to ship products quickly. Generally due to the rapid delivery of our commercial products, our backlog for those products is not significant. However as of June 30, 2019, we had over 170 TracPhone HTS units in backlog to be shipped through 2020.

Our backlog for all products and services was $17.7 million and $14.5 million as of June 30, 2019 and December 31, 2018, respectively. As of June 30, 2019, $12.2 million of our backlog was scheduled for fulfillment in 2019, $2.9 million was scheduled for fulfillment in 2020, and $2.6 million was scheduled for fulfillment in 2021 through 2028.

Backlog consists of orders evidenced by written agreements and specified delivery dates for customers who are acceptable credit risks. We do not include satellite connectivity service sales in our backlog even though many of our satellite connectivity customers have signed annual or multi-year service contracts providing for a fixed monthly fee. Military orders included in backlog are generally subject to cancellation for the convenience of the customer. When orders are canceled, we generally recover actual costs incurred through the date of cancellation and the costs resulting from termination. As of June 30, 2019, our backlog included $5.3 million in orders that are subject to cancellation for convenience by the customer. Individual orders for guidance and stabilization products are often large and may require procurement of specialized long-lead components and allocation of manufacturing resources. The complexity of planning and executing larger orders generally requires customers to order well in advance of the required delivery date, resulting in backlog.
Liquidity and Capital Resources

Our primary liquidity needs are to fund general business requirements, including working capital requirements, capital expenditures, interest payments, and debt repayments. In recent periods, we have funded our operations primarily from an asset sale, cash flows from operations, bank financing, an equity private placement and the proceeds received from exercises of stock options.

As of June 30, 2019, we had $65.4 million in cash, cash equivalents, and marketable securities, of which $2.0 million in cash and cash equivalents was held in local currencies by our foreign subsidiaries. Our foreign subsidiaries held no marketable securities as of June 30, 2019. As of June 30, 2019, we had $75.8 million in working capital.

Net cash used in operations was $6.6 million for the six months ended June 30, 2019 compared to net cash used in operations of $1.2 million for the six months ended June 30, 2018. The $5.4 million increase in cash used in operations was primarily due to a $54.3 million decrease in non-cash items, a $1.2 million increase in cash outflows relating to inventories, and a $0.9 million increase in cash outflows related to other long-term liabilities. Partially offsetting these items were a $46.2 million increase in our net income, a $2.5 million decrease in cash outflows relating to accounts payable and accrued expenses, a $1.9 million increase in cash inflows relating to contract liabilities and long-term contract liabilities, and a $0.5 million decrease in cash outflows relating to accounts receivable.

Net cash provided by investing activities was $31.8 million for the six months ended June 30, 2019 compared to net cash provided by investing activities of $0.5 million for the six months ended June 30, 2018. The $31.3 million increase in net cash provided by investing activities was principally the result of $88.4 million in net proceeds from the sale of Videotel, a $0.7 million decrease in capital expenditures, and a $0.1 million increase in proceeds from sales of property and equipment. Partially offsetting these items was a $58.0 million increase in net investment in marketable securities.

Net cash used in financing activities was $27.5 million for the six months ended June 30, 2019 compared to net cash provided by financing activities of $0.9 million for the six months ended June 30, 2018. The $28.4 million increase in net cash used in financing activities is primarily attributable to a $24.0 million increase in repayments of long-term debt and term note borrowings and a $4.5 million decrease in sale of treasury stock. These amounts were partially offset by a $0.3 million increase in proceeds from the exercise of stock options net of payments for employee restricted stock withholdings.

Borrowing Arrangements

Principal Credit Facility

On October 30, 2018, we amended and restated our 2014 credit agreement by entering into (i) a three-year senior credit facility agreement, or the 2018 credit agreement, with Bank of America, N.A., as administrative agent, and the lenders named from time to time as parties thereto, or the 2018 lenders, for an aggregate amount of up to $42.5 million, including a term loan, or the 2018 term loan, of $22.5 million and a reducing revolving credit facility, or the 2018 revolver, of up to $20.0 million initially and reducing to $15.0 million on December 31, 2019, each to be used for general corporate purposes, including the refinancing of our then-outstanding indebtedness under the 2014 credit agreement, (ii) a security agreement with respect to our grant of a security interest in substantially all of our assets in order to secure our obligations under the 2018 credit agreement and, (iii) pledge agreements with respect to our grant of a security interest in 65% of the capital stock of each of KVH Industries A/S and KVH Industries U.K. Limited that we hold in order to secure our obligations under the 2018 credit agreement. On the closing date, we repaid $17.2 million on the 2014 term loan and refinanced its remaining balance. On the closing date, we also borrowed $5.0 million under the 2018 revolver.

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

On May 13, 2019, we entered into a consent with Bank of America, N.A., as administrative agent, authorizing the purchase agreement and bridge loan to Oakley Capital, as discussed in Note 1. On June 27, 2019, we used the proceeds of the sale of Videotel to repay in full the then-outstanding balance of $21.4 million under the 2018 term loan and to repay $13.0 million of the then-outstanding balance under the 2018 revolver such that the Consolidated Leverage Ration is not more than 2.75:1.00. The 2018 revolver will remain at $20.0 million through the term of the credit agreement. On October 30, 2021, the entire principal balance of any outstanding loans under the 2018 revolver are due and payable, together with all accrued and unpaid interest, fees and any other amounts due and payable under the 2018 Credit Agreement. As of June 30, 2019, there was $2.0 million outstanding under the 2018 revolver, and the remaining balance of $18.0 million was available for borrowing.

Borrowings under the 2018 revolver are subject to the satisfaction of various conditions precedent at the time of each borrowing, including the continued accuracy of our representations and warranties and the absence of any default under the 2018 credit agreement.

The 2018 credit agreement contains two financial covenants, a maximum Consolidated Leverage Ratio and a minimum Consolidated Fixed Charge Coverage Ratio, each as defined in the 2018 credit agreement. The Consolidated Leverage Ratio initially may not be greater than 3.00:1.00 and have declines to 2.75:1.00 on September 30, 2019, to 2.50:1.00 on December 31, 2019 and to 2.00:1.00 on December 31, 2020. The Consolidated Fixed Charge Coverage Ratio may not be less than 1.25:1.00.

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

Mortgage Loan

In April 2019, on the Mortgage Loan’s original termination date, we repaid in full the outstanding balance of $2.5 million. In April 2010, we entered into two interest rate swap agreements that were intended to hedge our mortgage interest obligations over the term of the Mortgage Loan by fixing the interest rates specified in the Mortgage Loan to 5.91% for half of the principal amount outstanding as of April 1, 2010 and 6.07% for the remaining half. Both interest rate swap agreements were also settled upon repayment of the Mortgage Loan.

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

On November 26, 2008, our Board of Directors authorized a program to repurchase up to one million shares of our common stock. The share repurchase program is funded using our existing cash, cash equivalents, marketable securities and future cash flows. As of June 30, 2019, 341,000 shares of our common stock remain available for repurchase under the program. We did not purchase any shares of our common stock in the six months ended June 30, 2019.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2019, the end of the period covered by this interim report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2019.

Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated changes in our internal control over financial reporting that occurred during the second quarter of 2019. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer did not identify any change in our internal control over financial reporting during the second quarter of 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In April 2017, we launched AgilePlans, our all-inclusive connectivity-as-a-service, or CaaS, usage-based pricing model for our mini-VSAT broadband service. Under this CaaS model, we charge subscribers a monthly fee for satellite communication hardware, shipping and installation, maintenance and support, airtime and voice services, a service management portal and certain basic content services. AgilePlans customers do not make long-term commitments and can cancel their AgilePlans subscription service at any time. For 2018 and the six months ended June 30, 2019, AgilePlans revenue comprised 4% and 8% of our total revenue, respectively. Under this model, we retain ownership of our satellite equipment and do not sell it to subscribers; accordingly, to the extent that customers continue to adopt this subscription model, our revenues from product sales will continue to decline, and our provision of this equipment to subscribers will continue to increase our capital expenditures, which over time will increase our operating expenses as we depreciate these assets. Similarly, revenues from other services included in the plans, which have previously been sold separately, will also decline. In May 2019, we sold our Videotel business and the services offered by the Videotel business have historically been included in our AgilePlans programs. Although we retained the right to continue to offer Videotel services as a part of our AgilePlans programs for a period of time, any discontinuation of the Videotel services may reduce the attractiveness of our AgilePlans programs. Although our goal with the AgilePlans pricing model is to increase the number of subscribers and thereby increase our overall mobile connectivity revenues, the pricing model is still relatively untested and may have unanticipated consequences for our business if adopted on a large scale. There can be no assurance that customers will continue to adopt the AgilePlans pricing model or that revenues from our AgilePlans will offset the loss of other revenue and increase our overall mobile connectivity revenues. Accordingly, an expansion of the AgilePlans pricing model may continue to lead to lower overall revenues in our mobile connectivity segment on either a short-term or long-term basis. Further, because we retain ownership of the satellite communications equipment provided to subscribers under the AgilePlans, we may incur increased costs, including write-offs seeking to recover equipment from any customers who may default on payment or transition to another service. Adoption of the same or similar pricing models by competitors may lead to significant price competition, which could also adversely affect our revenues.

Our launch of a new high-throughput satellite network is causing us to incur significant additional operating costs and may create technical challenges and management distraction that will adversely affect our operating profit.

In November 2017, we launched our new high-throughput satellite, or HTS, communications service that uses Intelsat’s Global IntelsatOne Flex managed services and SKY-Perfect JSAT capacity. We also operate a global network of leased satellite transponders and terrestrial teleports in cooperation with ViaSat, Inc. We anticipate that the HTS network may eventually significantly reduce costs and enhance the capabilities of the satellite communications services that we offer to our customers. In the near term, however, the launch of the HTS network has resulted and will result in additional operating costs arising from the need to operate both the HTS network and the legacy network. The operation of the HTS network may also present technical challenges arising from Intelsat’s use of the relatively new iDirect Velocity technology for the coding and modulation of satellite signals. Further, the operational requirements associated with the HTS network may continue to require significant attention from our management, marketing, sales, and technical teams, potentially distracting them from other opportunities to further develop our services and increase our customer base. Finally, our current focus on the HTS network creates potential risks with respect to the continued operation of our existing satellite communications network and our contractual arrangement with ViaSat and satellite operators. The contractual arrangement with ViaSat and satellite operators will need to be phased out over a period of several years, but the reliability of the existing satellite network will need to be maintained during the entirety of the wind-down period.

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

Economic conditions in the various geographic markets we serve have experienced significant turmoil over the last several years, including slow economic activity, tight credit markets, inflation and deflation concerns, low consumer confidence, limited capital spending, adverse business conditions, war and refugee crises in the Middle East and Europe, terrorist attacks, the departure of the United Kingdom from the European Union, the changes in government priorities, trade wars, a government shutdown, gridlock from a divided Congress, and liquidity concerns. These factors vary in intensity by region. These conditions can make it difficult for businesses, governments and consumers to accurately forecast and plan future activities. Many governments, including the US government, are experiencing significant deficits that have caused and may continue to cause them to curtail spending significantly and/or reallocate funds away from defense programs. There can be no assurances that government programs to improve economic conditions will be effective. As a result of these and other factors, customers and government entities could continue to slow or suspend spending on our products and services. We may also incur increased credit losses and need to further increase our allowance for doubtful accounts, which would have a negative impact on our earnings and financial condition.

We cannot predict the timing, duration, or ultimate impact of the turmoil in our markets. We expect our business to continue to be adversely impacted by this turmoil to varying degrees and for varying amounts of time, in all our geographic markets.

We have a history of losses and are uncertain when we may regain profitability.

We recorded substantial losses from continuing operations in the six months ended June 30, 2019 and in each of the last three fiscal years. We expect to incur substantial losses in the near future as we continue to bear the expenses of maintaining two satellite networks during the transition of our mini-VSAT customers from our legacy network to our new HTS network, as we increase satellite capacity to handle our growing subscriber base, as we continue to shift our business from a model based primarily on product sales to a model based primarily on recurring revenue, and as we continue to invest in research and development to improve our existing products and develop new products, including our photonic chip-based fiber optic gyro. In upcoming quarters, we expect to invest substantially in the development of our photonic chip-based fiber optic gyro in an effort to take advantage of opportunities we may have in the autonomous vehicle and other markets. We expect that, as we increase our investments in these and other areas, including, for example, in our Internet of Things (IoT) product, our losses will grow. Moreover, the sale of our profitable Videotel business in May 2019 will complicate our ability to reduce our losses and regain profitability. Although the sale of the Videotel business generated substantial proceeds that enabled us to reduce our indebtedness, the net proceeds from the sale will allow us to continue to incur significant operating losses for only a limited period of time. In order to regain profitability, we must successfully complete the transition of our mini-VSAT customers to our HTS network and continue to introduce new and improved products in order to maintain and improve our competitive position and generate revenue. Our inability to accomplish any of these goals could have a material adverse effect on our revenues, profitability and cash flow, and we cannot assure you when, or whether, we will regain profitability.

Turmoil in U.S. trade policy, including changes to existing trade agreements and any resulting changes in international trade relations, may have a material adverse effect on us.

The U.S. administration is continuing to alter the U.S.’s approach to international trade and is renegotiating, and may terminate, certain existing bilateral or multi-lateral trade agreements and treaties with foreign countries. In addition, the U.S. administration has imposed tariffs on certain foreign goods and may increase tariffs or impose new ones, and certain foreign governments have imposed retaliatory tariffs on certain U.S. goods and may increase tariffs or impose new ones. We derive a majority of our revenues from international sales, which makes us especially vulnerable to increased tariffs. The changes have created ongoing turmoil in international trade relations and it is unclear what future actions the U.S. government or foreign governments will or will not take with respect to tariffs or other international trade agreements and policies. Current trade negotiations may fail, which may exacerbate these risks. Ongoing or new trade wars or other governmental action related to tariffs or international trade agreements or policies could reduce demand for our products and services, increase our costs, reduce our profitability, adversely impact our supply chain or otherwise have a material adverse effect on our business and results of operations.

Declines in oil prices may continue to adversely affect our revenues and profitability.

Oil prices have declined significantly since the peak in 2014. West Texas Intermediate oil prices dropped from a high of $107.26 per barrel on June 20, 2014 to a low of $26.21 per barrel on February 11, 2016. Customers of our mobile satellite business include offshore support vessel companies that participate in or depend on the offshore oil industry. Although prices have recovered somewhat in recent periods, the cycle of declines in worldwide oil prices have had a significant impact on the financial performance of companies in this sector of the economy, and as a result demand for new products and services has declined severely since 2015 as they have sought to reduce expenditures. In addition, we have experienced a higher customer churn rate primarily attributed to customers that operate in this sector, where the sale, decommissioning, or laying up of vessels has led to a higher rate of airtime plan terminations and suspensions. These trends could continue to limit or reduce demand for our mobile connectivity products and services from companies in this sector, which could continue to adversely affect our revenues and profitability.

Our financial performance is impacted by U.S. government contracts, which are subject to uncertain levels of funding and termination.

We have historically sold a substantial portion of our TACNAV and FOG products and services to the U.S. government and its contractors. We are unable to predict the impact on our business of Congressional gridlock, tax reform and government policies, which have increased already significant budget deficits and may lead to an overall reduction in federal spending. A reduction in sales to the U.S. government or its contractors, whether due to lack of funding, for convenience or otherwise, or the occurrence of delays, could negatively impact our results of operations and financial condition.

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

As a result of our mini-VSAT Broadband network infrastructure, our cost of service sales includes certain fixed costs that do not generally vary with the volume of service sales, and we have almost no ability to reduce these fixed costs in the short term. These fixed costs have increased significantly each year as we have further expanded our network to accommodate additional subscriber demand and/or coverage areas, and we expect that this trend will continue in the rest of 2019 and beyond, particularly as we expand our HTS network. Revenues from our TracPhone V-IP series products declined from 2016 to 2017, continuing through 2018 and 2019 due in part to our introduction of TracPhone V-HTS and our AgilePlans. If sales of our TracPhone V-HTS and V-IP series products and the mini-VSAT Broadband service, including through our AgilePlans subscription model, do not generate the level of revenue that we expect or if those revenues decline, our service gross margins may continue to decline. As our market share has increased, we have also experienced a general increase in customer termination and suspension rates, compounded by accelerated declines in sales for vessels servicing the oil supply market with some bulk carriers, and lower unit sales of our mobile connectivity hardware, both in the United States and Europe. The failure to improve our mini-VSAT Broadband service gross margins and unit or subscriber sales would have a material adverse effect on our overall profitability.

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

In the markets for media content, the KVH Media Group competes primarily with Swank Motion Pictures and NewspaperDirect Inc.

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

Research and development in our industry is inherently complex and uncertain, and our current and anticipated research and development projects may not achieve the results we seek. For example, we are currently investing in the development of a new, low-cost FOG for the autonomous vehicle market that will satisfy rigorous performance expectations but that can be manufactured at a significantly lower cost than our current FOGs. We plan to use a potentially significant portion of the proceeds from the sale of our Videotel business to substantially accelerate this development program. We are also seeking to develop enhancements to our current generation of TACNAV products. As with all development projects, we may encounter unforeseen technical challenges, delays, cost overruns, licensing requirements or other problems that prevent us from achieving our goals, as a result of which we could lose significant market opportunities. Our research and development expenses decreased 6% from 2017 to 2018, and increased 3% from the six months ended June 30, 2018 to the six months ended June 30, 2019, and the capital resources that we can devote to our research and development efforts may be insufficient to achieve our goals. Our efforts may not result in any viable products or may result in products whose performance, features, price or availability may not be attractive to customers. As a result, our efforts may not result in products that generate meaningful revenues in the near term, or at all. We may expend a significant amount of resources in unsuccessful research and development efforts, and any failure to achieve our research and development goals may harm our reputation with customers or otherwise adversely affect our business, financial condition and results of operations.

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

These factors periodically cause substantial fluctuations in sales of our TACNAV and FOG products and services from period to period. For example, TACNAV product sales decreased $1.2 million, or 58%, from the six months ended June 30, 2018 to the six months ended June 30, 2019, and sales of our TACNAV products decreased $0.2 million, or 4%, from 2017 to 2018. Similarly, sales of our FOG products decreased $0.5 million, or 4%, from the six months ended June 30, 2018 to the six months ended June 30, 2019, and sales of our FOG products increased $7.2 million, or 37%, from 2017 to 2018. In October 2014, we received a $19.0 million TACNAV product and services contract with an international military customer which included program management and engineering services delivered through 2017 and hardware shipments that were completed in the third quarter of 2016. These types of large orders contribute to the unpredictability of our revenues from period to period. Government customers may change defense spending priorities at any time.

Sales of our FOG systems and TACNAV products generally consist of a few large orders, and the delay or cancellation of a single order will substantially reduce our net sales.

KVH products sold to customers in the defense industry are purchased through orders that can generally range in size from several hundred thousand dollars to several million dollars. For example, we received orders for TACNAV products and services of $3.5 million, $1.3 million, $1.4 million, $1.5 million, $4.3 million, $19.0 million, and $5.2 million in April 2017, November 2015, September 2015, May 2015, November 2014, October 2014 and May 2014, respectively. Orders of this size are often unpredictable and difficult to replicate. As a result, the delay or cancellation of a single order could materially reduce our net sales and results of operations. We routinely experience repeated and unanticipated delays in defense orders, which make our revenues and operating results less predictable. Because our inertial navigation products typically have relatively higher product gross margins than our mobile connectivity products, the loss of an order for inertial navigation products could have a disproportionately adverse effect on our results of operations.

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

Fluctuating commercial sales of our inertial navigation products are making it more difficult to predict our future revenues. We have been marketing our inertial navigation products, particularly our FOG products and systems, to original equipment manufacturers for incorporation into commercial products, such as navigation and positioning systems for various applications, including precision mapping, dynamic surveying, self-driving and other autonomous vehicles, train location control and track geometry measurement systems, industrial robotics, and optical stabilization. Because we sell these products to original equipment manufacturers rather than end-users, we have less information about market trends and other developments affecting the buying patterns of end-users and, as a result, may be unable to forecast demand for these products accurately. Sales of FOGs for commercial applications increased from 2017 to 2018; however, sales can significantly increase or decrease quarter-to-quarter due to our customer mix. Moreover, sales of these products for commercial applications depend on the success of our customers’ products, and any decline in sales of our customers’ products would reduce demand for our products

Our results of operations are adversely affected by unseasonably cold weather, prolonged winter conditions, disasters or similar events.

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

Because of the scope of our foreign sales and foreign operations, we face significant exposure to movements in exchange rates for foreign currencies, particularly the pound sterling and the euro. During 2018 and 2019, the U.S. dollar has generally strengthened against certain foreign currencies, which decreased our revenues reported in U.S. dollars and decreased the reported value of our assets in foreign countries. If the U.S. dollar continues to strengthen (as has recently occurred relative to the pound sterling), our revenues denominated in foreign currencies but reported in U.S. dollars, as well as the reported value of our assets in foreign countries, would be commensurately lower.

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

Factors such as tight credit, environmental protection laws and ongoing low levels of consumer confidence can materially and adversely affect sales of larger vehicles and vessels for which our mobile satellite TV products are designed, such as yachts and recreational vehicles. Many customers finance their purchases of these vehicles and vessels, and tight credit availability can reduce demand for both these vehicles and vessels and our mobile satellite TV products. Moreover, financing for these purchases has sometimes been unavailable or more difficult to obtain. The increased cost of operating these vehicles and vessels can adversely affect demand for our mobile satellite TV products.

We have outstanding indebtedness, which could restrict our business opportunities.

We currently have, and will likely continue to have, outstanding indebtedness. Our indebtedness could, among other things, make it more difficult for us to satisfy our financial obligations, require us to use a portion of our cash flow from operations to repay and service our debt or otherwise create liquidity problems, limit our flexibility to adjust to market conditions, place us at a competitive disadvantage and expose us to interest rate fluctuations. As of June 30, 2019, we had $2.0 million in aggregate principal amount of debt outstanding, all of which was outstanding under our revolving credit facility, which matures in October 2021. As of June 30, 2019, $18.0 million was available for borrowing under our revolving credit facility.

We expect to obtain the money to pay our expenses and pay the principal and interest on our indebtedness from any cash flow from our operations and potentially from other debt or equity offerings. Accordingly, our ability to meet our obligations depends on our future performance and capital raising activities, which will be affected by financial, business, economic and other factors, many of which are beyond our control. If our cash flow and capital resources prove inadequate to allow us to pay the principal and interest on our debt and meet our other obligations, we could face substantial liquidity problems and might be required to dispose of material assets or operations, restructure or refinance our debt, which we may be unable to do on favorable terms, and forego attractive business opportunities. In addition, the terms of our existing or future debt agreements may restrict us from pursuing any of these alternatives.

The agreements governing our secured credit facility subject us to various restrictions that may limit our ability to pursue business opportunities.

The agreements governing our secured credit facility subject us to various restrictions on our ability to engage in certain activities, including, among other things, our ability to:

•	acquire other businesses or make investments;

•	raise additional capital;

•	incur other debt or create liens on our assets;

•	pay dividends or make distributions;

•	prepay indebtedness; and

•	merge, dissolve, liquidate, consolidate, or dispose of all or substantially all of our assets.

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

The agreements governing our secured credit facility subject us to various financial and other affirmative and negative covenants with which we must comply on an ongoing or periodic basis. These include covenants pertaining to a maximum consolidated leverage ratio and a minimum consolidated fixed charge coverage ratio and covenants requiring the mandatory prepayment of amounts outstanding under the revolver under specified circumstances, including (i) 100% of the net cash proceeds from certain dispositions to the extent not reinvested in our business within a stated period, (ii) 50% of the net cash proceeds from stated equity issuances, and (iii) 100% of the net cash proceeds from certain receipts above certain threshold amounts outside the ordinary course of business. The consolidated leverage ratio may not be greater than 3.00:1.00 and declines to 2.75:1.00 on September 30, 2019, to 2.50:1.00 on December 31, 2019 and to 2.00:1.00 on December 31, 2020. The consolidated fixed charge coverage ratio may not be less than 1.25:1.00. If we violate any of these covenants, any outstanding debt under our secured credit facility could become immediately due and payable, our lenders could proceed against any collateral securing such indebtedness, and our ability to borrow additional funds in the future could be limited or terminated. Alternatively, we could be forced to refinance or renegotiate the terms and conditions of our secured credit facility, including the interest rates, financial and restrictive covenants and security requirements of the secured credit facility, on terms that may be significantly less favorable to us.

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

Historically, sales to customers outside the United States have accounted for a significant portion of our net sales. We derived 60%, 57%, 57%, and 58% of our revenues in the six months ended June 30, 2019 and the years ended December 31, 2018, 2017, and 2016, respectively, from sales to customers outside the United States. We have foreign sales offices in Denmark, the United Kingdom, Singapore, Hong Kong, Japan, Norway, Cyprus and the Philippines, as well as a subsidiary in Brazil that manages local sales. However, aside from these international sales offices, substantially all of our personnel and operations, particularly for our mobile connectivity equipment business and our inertial navigation business, are located in the United States. Our limited operations in foreign countries may impair our ability to compete successfully in international markets and to meet the service and support needs of our customers in countries where we have little to no infrastructure. We are subject to a number of risks associated with our international business activities, which may increase our costs and require significant management attention. These risks include:

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

Our company and our customers can potentially use our services to collect, use and store information, including personally identifiable information or other information treated as confidential, regarding the content and manner of usage of our services by them, their employees and maritime crews. Federal, state and foreign governments and agencies have adopted, are considering adopting, and may adopt new and more stringent laws and regulations regarding the collection, use, storage and disclosure of such information obtained from consumers and individuals, such as the European Union’s General Data Protection Regulation, or the GDPR, which took effect in May 2018. The costs of compliance with, and other burdens imposed by, such laws and regulations that are applicable to us and the operations of our customers may limit the use and adoption of our services and reduce overall demand, and any non-compliance with these laws and regulations could lead to significant remediation expenses, fines, penalties or other regulatory liabilities such as orders or consent decrees forcing us to modify our privacy practices, as well as reputational damage or third-party lawsuits seeking damages or other relief. For example, the GDPR imposes a strict data protection compliance regime with penalties of up to the greater of 4% of worldwide revenue and €20 million.

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

For example, we incurred additional expenses to implement internal control over financial reporting appropriate for a public company at two companies we acquired, which previously operated as private companies not subject to U.S. generally accepted accounting principles.

We may have liabilities relating to the sale of our Videotel business.

We may have liabilities under our agreements with Oakley Capital and its affiliates (together, “Oakley”) regarding the sale of our Videotel business, including purchase price adjustments for indebtedness and any shortfall in working capital below a specified amount. These adjustments could be material. In these agreements, we made certain warranties about the Videotel business, including general commercial warranties, warranties regarding tax matters and warranties regarding capacity and title. We also generally indemnified Oakley for the pre-closing taxes of the Videotel business. Although we negotiated for certain limitations on our liability for these matters, including certain limits regarding the periods during which claims for breach may be asserted and certain caps on our maximum potential liability, our exposure is still substantial. If we are found to have breached any of our warranties or to have failed to fulfill our tax obligations, we may have to pay damages or take other remedial measures, either of which could have a material adverse effect on our business, financial condition and cash flow.

If we cannot effectively manage changes in our rate of growth, our business may suffer.

We have previously expanded our operations to pursue existing and potential market opportunities, and we are continuing to expand our international operations. For example, we expanded our service offerings through acquisitions in 2014 and in 2013. This growth placed a strain on our personnel, management, financial and other resources and increased our operating expenses. If any portion of our business grows more rapidly than we anticipate and we fail to manage that growth properly, we may incur unnecessary expenses, and the efficiency of our operations may decline. If we are unable to adjust our operating expenses on a timely basis in response to changes in revenue cycles, our results of operations may be harmed. To manage changes in our rate of growth effectively, we must, among other things:

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

To meet our growth objectives, we must attract and retain highly skilled technical, operational, managerial and sales and marketing personnel. If we fail to attract and retain the necessary personnel, we may be unable to achieve our business objectives and may lose our competitive position, which could lead to a significant decline in net sales. We face significant competition for these skilled professionals from other companies, research and academic institutions, government entities and other organizations

Our success depends on the services of our executive officers.

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

We have at times experienced significant fluctuations in our net sales and results of operations from one quarter to the next. Our future net sales and results of operations could vary significantly from quarter to quarter due to a number of factors, many of which are outside our control. Accordingly, you should not rely on quarter-to-quarter comparisons of our results of operations as an indication of future performance. It is possible that our net sales or results of operations in a quarter will fall below the expectations of securities analysts or investors. If this occurs, the market price of our common stock could fall significantly. Our results of operations in any quarter can fluctuate for many reasons, including:

•	changes in demand for our mobile connectivity and inertial navigation products and services, including as a result of our AgilePlans;

•	the timing and size of individual orders from military customers, which may be delayed or canceled for various reasons;

•	the mix of products and services we sell, including the mix of fixed rate and metered contracts for airtime services;

•	our ability to manufacture, test and deliver products in a timely and cost-effective manner, including the availability and timely delivery of components and subassemblies from our suppliers;

•	our success in winning competitions for orders;

•	the timing of new product introductions by us or our competitors;

•	the scope and success of our investments in research and development;

•	expenses incurred in pursuing acquisitions and investments;

•	expenses incurred in expanding, maintaining, or improving our mini-VSAT Broadband network;

•	market and competitive pricing pressures;

•	unanticipated charges or expenses, such as increases in warranty claims;

•	general economic climate; and

•	seasonality of pleasure boat and recreational vehicle usage.

In light of our current and anticipated investments in research and development and the expansion of our new HTS network, we expect that our operating expenses in upcoming quarters will increase significantly over the amounts we incurred in prior comparable quarters.

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

Our stock price has historically been volatile. During the period from January 1, 2016 to June 30, 2019, the trading price of our common stock ranged from $7.31 to $14.15. Many factors may cause the market price of our common stock to fluctuate, including:

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

We are subject to income taxes and other taxes in both the U.S. and the foreign jurisdictions in which we currently operate. The determination of our worldwide provision for income taxes and current and deferred tax assets and liabilities requires significant judgment and estimation. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. We are subject to regular review and audit by both domestic and foreign tax authorities and to the prospective and retrospective effects of changing tax regulations and legislation. Although we believe our tax estimates are reasonable, the ultimate tax outcome may materially differ from the tax amounts recorded in our consolidated financial statements and may materially affect our income tax benefit or expense, net loss or income, and cash flows in the period in which such determination is made. As of June 30, 2019, we had liabilities for uncertain tax positions of $0.7 million.

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

Changes in the competitive environment, supply chain issues and the transition to our HTS network may require inventory write-downs.

From time to time, we have recorded significant inventory charges and/or inventory write-offs as a result of substantial declines in customer demand. For example, in the second quarter of 2019, we recorded a $2.1 million inventory reserve relating to our TracPhone V-IP products as we decided to no longer promote sales of these products but instead to focus our efforts on migrating customers to our HTS network and products. Market or competitive changes could lead to future charges for excess or obsolete inventory, especially if we are unable to appropriately adjust the supply of material from our vendors.

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

On November 26, 2008, our Board of Directors authorized a program to repurchase up to one million shares of our common stock. As of June 30, 2019, 341,000 shares of common stock remain available for repurchase under the program. The repurchase program is funded using our existing cash, cash equivalents, marketable securities, and future cash flows. Under the repurchase program, at management’s discretion, we may repurchase shares on the open market from time to time, in privately negotiated transactions or block transactions, or through an accelerated repurchase agreement. The timing of such repurchases depends on availability of shares, price, market conditions, alternative uses of capital, and applicable regulatory requirements. The program may be modified, suspended or terminated at any time without prior notice. The repurchase program has no expiration date. There were no other repurchase programs outstanding during the three months ended June 30, 2019, and no repurchase programs expired during the period.

We did not repurchase any shares of our common stock in open market transactions during the six months ended June 30, 2019.

During the three months ended June 30, 2019, no vested restricted shares were surrendered to us in satisfaction of tax withholding obligations.

ITEM 6.    EXHIBITS
Exhibits:

Exhibit No.	Description	Filed with this Form 10-Q	Incorporated by Reference
			Form	Filing Date	Exhibit No.
2.1	Share Purchase Agreement dated as of May 13, 2019 among KVH Industries, Inc., KVH Media Group Limited and Pelican Holdco Limited relating to the sale of the entire issued share capital of Super Dragon Limited and Videotel Marine Asia Limited		8-K	May 16, 2019	2.1

2.2	Tax Deed of Covenant dated as of May 13, 2019 among KVH Industries, Inc., KVH Media Group Limited and Pelican Holdco Limited relating to the sale of the entire issued share capital of Super Dragon Limited and Videotel Marine Asia Limited		8-K	May 16, 2019	2.2

3.1	Amended and Restated Certificate of Incorporation, as amended		10-Q	August 6, 2010	3.1

3.2	Amended and Restated Bylaws		10-Q	November 1, 2017	3.2

4.1	Specimen certificate for the common stock		10-K	March 2, 2017	4.1

10.1	Loan Agreement dated as of May 13, 2019 between KVH Media Group Limited, as Lender, and Pelican Holdco Limited, as Borrower		8-K	May 16, 2019	10.1

10.2	Deed of Share Charge dated as of May 13, 2019 between Pelican Holdco Limited, as Charger, in favor of KVH Media Group Limited, as Chargee, over shares of Super Dragon Limited		8-K	May 16, 2019	10.2

10.3	Deed of Share Charge dated as of May 13, 2019 between Pelican Holdco Limited, as Charger, in favor of KVH Media Group Limited, as Chargee, over shares of Videotel Marine Asia Limited		8-K	May 16, 2019	10.3

10.4	Consent dated as of May 13, 2019 among KVH Industries, Inc., as Borrower, Bank of America, N.A., as Lender and Administrative Agent, and The Washington Trust Company, as Lender, under the Amended and Restated Credit Agreement dated as of October 30, 2018 among such parties		8-K	May 16, 2019	10.4

31.1	Rule 13a-14(a)/15d-14(a) certification of principal executive officer	X

31.2	Rule 13a-14(a)/15d-14(a) certification of principal financial officer	X

32.1	Section 1350 certification of principal executive officer and principal financial officer	X

101
The following financial information from KVH Industries, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets (unaudited), (ii) the Consolidated Statements of Operations (unaudited), (iii) the Consolidated Statements of Comprehensive Income (Loss) (unaudited), (iv) the Consolidated Statement of Stockholder's Equity (unaudited), (v)
the Consolidated Statements of Cash Flows (unaudited), and (vi) the Notes to Consolidated Financial Statements (unaudited).
		X

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 2, 2019

KVH Industries, Inc.

By:	/s/ DONALD W. REILLY
Donald W. Reilly
(Duly Authorized Officer and Chief Financial Officer)

Exhibit Index

Exhibit No.	Description	Filed with this Form 10-Q	Incorporated by Reference
			Form	Filing Date	Exhibit No.
2.1	Share Purchase Agreement dated as of May 13, 2019 among KVH Industries, Inc., KVH Media Group Limited and Pelican Holdco Limited relating to the sale of the entire issued share capital of Super Dragon Limited and Videotel Marine Asia Limited		8-K	May 16, 2019	2.1

2.2	Tax Deed of Covenant dated as of May 13, 2019 among KVH Industries, Inc., KVH Media Group Limited and Pelican Holdco Limited relating to the sale of the entire issued share capital of Super Dragon Limited and Videotel Marine Asia Limited		8-K	May 16, 2019	2.2

3.1	Amended and Restated Certificate of Incorporation, as amended		10-Q	August 6, 2010	3.1

3.2	Amended and Restated Bylaws		10-Q	November 1, 2017	3.2

4.1	Specimen certificate for the common stock		10-K	March 2, 2017	4.1

10.1	Loan Agreement dated as of May 13, 2019 between KVH Media Group Limited, as Lender, and Pelican Holdco Limited, as Borrower		8-K	May 16, 2019	10.1

10.3	Deed of Share Charge dated as of May 13, 2019 between Pelican Holdco Limited, as Charger, in favor of KVH Media Group Limited, as Chargee, over shares of Videotel Marine Asia Limited		8-K	May 16, 2019	10.3

10.4	Consent dated as of May 13, 2019 among KVH Industries, Inc., as Borrower, Bank of America, N.A., as Lender and Administrative Agent, and The Washington Trust Company, as Lender, under the Amended and Restated Credit Agreement dated as of October 30, 2018 among such parties		8-K	May 16, 2019	10.4

31.1	Rule 13a-14(a)/15d-14(a) certification of principal executive officer	X

31.2	Rule 13a-14(a)/15d-14(a) certification of principal financial officer	X

32.1	Section 1350 certification of principal executive officer and principal financial officer	X

32.2	Section 1350 certification of principal financial officer	X

101
The following financial information from KVH Industries, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets (unaudited), (ii) the Consolidated Statements of Operations (unaudited), (iii) the Consolidated Statements of Comprehensive Income (Loss) (unaudited), (iv) the Consolidated Statement of Stockholder's Equity (unaudited), (v)
the Consolidated Statements of Cash Flows (unaudited), and (vi) the Notes to Consolidated Financial Statements (unaudited).
		X