Form 10-Q
period 2019-09-30
KVH INDUSTRIES INC \DE\
filed 2019-10-31
CIK 1007587

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2019
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Date	Class	Outstanding shares
October 28, 2019	Common Stock, par value $0.01 per share	18,096,586

KVH INDUSTRIES, INC. AND SUBSIDIARIES
Form 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1.    Financial Statements
KVH INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30, 2019	December 31, 2018
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$9,243	$15,212
Marketable securities	46,325	25
Accounts receivable, net of allowance for doubtful accounts of $2,090 and $2,390 as of September 30, 2019 and December 31, 2018, respectively	29,979	28,592
Inventories	25,317	22,942
Prepaid expenses and other current assets	3,121	2,532
Current contract assets	1,407	3,566
Current assets held for sale	—	4,871
Total current assets	115,392	77,740
Property and equipment, net	52,661	50,633
Intangible assets, net	4,840	5,661
Goodwill	14,667	15,031
Right of use assets	6,951	—
Other non-current assets	6,091	5,484
Non-current contract assets	3,449	6,971
Non-current deferred income tax asset	131	226
Non-current assets held for sale	—	25,906
Total assets	$204,182	$187,652
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,502	$16,735
Accrued compensation and employee-related expenses	5,391	4,947
Accrued other	9,501	9,602
Accrued product warranty costs	2,288	1,916
Current portion of long-term debt	—	9,928
Contract liabilities	5,701	7,647
Current operating lease liability	3,584	—
Liability for uncertain tax positions	686	631
Current liabilities held for sale	—	4,604
Total current liabilities	41,653	56,010
Other long-term liabilities	1,445	1,920
Long-term operating lease liability	3,388	—
Long-term contract liabilities	5,194	9,070
Long-term debt, excluding current portion	—	19,437
Non-current deferred income tax liability	835	887
Non-current liabilities held for sale	—	813
Total liabilities	$52,515	$88,137
Commitments and contingencies (Notes 2, 10, 12, and 19)
Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 1,000,000 shares; none issued	—	—
Common stock, $0.01 par value. Authorized 30,000,000 shares; 19,381,008 and 19,026,393 shares issued at September 30, 2019 and December 31, 2018, respectively; and 18,098,586 and 17,743,971 shares outstanding at September 30, 2019 and December 31, 2018, respectively	194	190
Additional paid-in capital	143,214	139,617
Retained earnings (accumulated deficit)	23,021	(15,397)
Accumulated other comprehensive loss	(4,598)	(14,731)
	161,831	109,679
Less: treasury stock at cost, common stock, 1,282,422 shares as of September 30, 2019 and December 31, 2018	(10,164)	(10,164)
Total stockholders’ equity	151,667	99,515
Total liabilities and stockholders’ equity	$204,182	$187,652

See accompanying Notes to Unaudited Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except earnings per share amounts, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Sales:
Product	$14,808	$16,367	$43,212	$46,521
Service	24,503	22,945	72,205	66,828
Net sales	39,311	39,312	115,417	113,349
Costs and expenses:
Costs of product sales	10,823	9,767	31,756	28,784
Costs of service sales	15,029	14,133	45,781	40,734
Research and development	4,327	3,789	11,993	11,288
Sales, marketing and support	7,717	7,346	24,700	22,532
General and administrative	6,273	6,134	18,958	18,280
Total costs and expenses	44,169	41,169	133,188	121,618
Loss from operations	(4,858)	(1,857)	(17,771)	(8,269)
Interest income	451	158	1,626	451
Interest expense	73	446	1,016	1,282
Other income, net	680	222	922	459
Loss from continuing operations before income tax (benefit) expense	(3,800)	(1,923)	(16,239)	(8,641)
Income tax (benefit) expense from continuing operations	(492)	8	(3,140)	138
Net loss from continuing operations	$(3,308)	$(1,931)	$(13,099)	$(8,779)

(Loss) income from discontinued operations, net of tax	(1,036)	757	49,837	2,369
Net (loss) income	$(4,344)	$(1,174)	$36,738	$(6,410)

Net loss from continuing operations per common share
Basic and diluted	$(0.19)	$(0.11)	$(0.75)	$(0.52)
Net (loss) income from discontinued operations per common share
Basic and diluted	$(0.06)	$0.04	$2.86	$0.14
Net (loss) income per common share
Basic and diluted	$(0.25)	$(0.07)	$2.11	$(0.38)
Weighted average number of common shares outstanding:
Basic and diluted	17,521	17,188	17,429	17,025

See accompanying Notes to Unaudited Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net (loss) income	$(4,344)	$(1,174)	$36,738	$(6,410)
Other comprehensive (loss) income, net of tax:
Unrealized gain on available-for-sale securities	—	—	—	1
Foreign currency translation adjustment	(1,109)	(763)	10,122	(2,185)
Unrealized gain on derivative instruments, net	—	12	11	49
Other comprehensive (loss) income, net of tax(1)	(1,109)	(751)	10,133	(2,135)
Total comprehensive (loss) income	$(5,453)	$(1,925)	$46,871	$(8,545)

(1) Tax impact was nominal for all periods.

See accompanying Notes to Unaudited Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance at June 30, 2019	19,320	$193	$141,856	$27,365	$(3,489)	(1,282)	$(10,164)	$155,761
Net loss	—	—	—	(4,344)	—	—	—	(4,344)
Other comprehensive loss	—	—	—	—	(1,109)	—	—	(1,109)
Stock-based compensation	—	—	1,112	—	—	—	—	1,112
Issuance of common stock under employee stock purchase plan	22	—	196	—	—	—	—	196
Exercise of stock options and issuance of restricted stock awards, net of forfeitures	39	1	50	—	—	—	—	51
Balance at September 30, 2019	19,381	$194	$143,214	$23,021	$(4,598)	(1,282)	$(10,164)	$151,667

	Common Stock		Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2018	19,026	$190	$139,617	$(15,397)	$(14,731)	(1,282)	$(10,164)	$99,515
Net income	—	—	—	36,738	—	—	—	36,738
Other comprehensive income	—	—	—	—	10,133	—	—	10,133
ASC 606 correction (FN 16)	—	—	—	1,680	—	—	—	1,680
Stock-based compensation	—	—	3,019	—	—	—	—	3,019
Issuance of common stock under employee stock purchase plan	45	—	414	—	—	—	—	414
Exercise of stock options and issuance of restricted stock awards, net of forfeitures	310	4	164	—	—	—	—	168
Balance at September 30, 2019	19,381	$194	$143,214	$23,021	$(4,598)	(1,282)	$(10,164)	$151,667

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance at June 30, 2018	18,937	$189	$137,508	$(12,401)	$(12,701)	(1,282)	$(10,164)	$102,431
Net loss	—	—	—	(1,174)	—	—	—	(1,174)
Other comprehensive loss	—	—	—	—	(751)	—	—	(751)
Stock-based compensation	—	—	860	—	—	—	—	860
Issuance of common stock under employee stock purchase plan	17	—	167	—	—	—	—	167
Exercise of stock options and issuance of restricted stock awards, net of forfeitures	68	1	196	—	—	—	—	197
Balance at September 30, 2018	19,022	$190	$138,731	$(13,575)	$(13,452)	(1,282)	$(10,164)	$101,730

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2017	18,788	$188	$134,361	$(4,417)	$(11,317)	(1,659)	$(13,150)	$105,665
Net loss	—	—	—	(6,410)	—	—	—	(6,410)
Other comprehensive loss	—	—	—	—	(2,135)	—	—	(2,135)
ASC 606 adoption	—	—	—	(2,748)	—	—	—	(2,748)
Stock-based compensation	—	—	2,452	—	—	—	—	2,452
Issuance of common stock under employee stock purchase plan	17	—	167	—	—	—	—	167
Sale of treasury stock	—	—	1,478	—	—	377	2,986	4,464
Exercise of stock options and issuance of restricted stock awards, net of forfeitures	217	2	273	—	—	—	—	275
Balance at September 30, 2018	19,022	$190	$138,731	$(13,575)	$(13,452)	(1,282)	$(10,164)	$101,730

See accompanying Notes to Unaudited Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Nine Months Ended
	September 30,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$36,738	$(6,410)
Adjustments to reconcile net income (loss) to net cash (used in) provided operating activities:
Provision for doubtful accounts	(28)	444
Depreciation and amortization	8,893	9,481
Deferred income taxes	8	22
Loss on disposals of fixed assets	164	2
Gain on sale of Videotel	(53,701)	—
Compensation expense related to stock-based awards and employee stock purchase plan	3,019	2,452
Unrealized currency translation gain	(799)	(290)
Changes in operating assets and liabilities:
Accounts receivable	(1,637)	(1,217)
Inventories	(2,412)	(1,907)
Prepaid expenses, other current assets, and current contract assets	(235)	(232)
Other non-current assets and non-current contract assets	(729)	(1,647)
Accounts payable	(2,331)	(992)
Contract liabilities and long-term contract liabilities	2,229	701
Accrued compensation, product warranty and other current liabilities	(612)	1,364
Other long-term liabilities	(17)	(10)
Net cash (used in) provided by operating activities	$(11,450)	$1,761
Cash flows from investing activities:
Capital expenditures	(9,335)	(11,463)
Cash paid for acquisition of intangible asset	(71)	(22)
Proceeds from sale of fixed assets	103	—
Proceeds from sale of Videotel, net of cash sold	88,447	—
Purchases of marketable securities	(50,300)	(2,036)
Maturities and sales of marketable securities	4,000	10,019
Net cash provided by (used in) investing activities	$32,844	$(3,502)
Cash flows from financing activities:
Repayments of long-term debt	(2,597)	(136)
Repayments of term note borrowings	(21,938)	(3,975)
Repayments of line of credit borrowings	(15,000)	—
Proceeds from line of credit borrowings	10,000	—
Proceeds from stock options exercised and employee stock purchase plan	558	477
Sale of treasury stock	—	4,500
Payment of finance lease	(457)	(410)
Net cash (used in) provided by financing activities	$(29,434)	$456
Effect of exchange rate changes on cash and cash equivalents	(767)	(411)
Net decrease in cash and cash equivalents	(8,807)	(1,696)
Cash and cash equivalents at beginning of period	18,050	34,596
Cash and cash equivalents at end of period	$9,243	$32,900
Supplemental disclosure of non-cash investing activities:
Changes in accrued other and accounts payable related to property and equipment additions	$86	$965

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

On May 13, 2019, the Company and its wholly owned subsidiary, KVH Media Group Limited (KMG), entered into a Share Purchase Agreement (the Purchase Agreement) with Pelican Holdco Limited, an affiliate of Oakley Capital IV Master SCSp, a UK company (together, Oakley), pursuant to which KMG sold all of the issued share capital of Super Dragon Limited and Videotel Marine Asia Limited (together referred to as Videotel) to Oakley for $89,387 in cash, on a cash-free, debt-free basis, subject to working capital adjustments. Videotel comprised the Company’s maritime training business, which offered video, animation, eLearning computer-based training and interactive distance learning services to the maritime industry. The sale was completed immediately upon execution of definitive agreements. The Company received payment of the initial purchase price pursuant to a loan agreement (the Bridge Loan) on June 21, 2019. The Bridge Loan was secured by a charge (a type of foreign security interest) over the shares of Super Dragon Limited and Videotel Marine Asia Limited and was further backed by an equity commitment letter from Oakley Capital IV Master SCSp. The Bridge Loan’s interest rate was 5% per year during the period from closing until and including the 15th business day after the closing and increased to 12% per year during the period after the 15th business day until the maturity date. The working capital adjustment is in the process of being finalized. The Company had accrued an estimated adjustment liability of approximately $300 as of June 30, 2019. In the third quarter of 2019, the Company increased the estimated working capital adjustment by $800 for a total accrual value of $1,100. The Company anticipates the calculation will be finalized in the fourth quarter of 2019. The Company does not have any continuing involvement in these operations other than short term transition services which are being recorded in other income in continuing operations. The Company determined that the sale met the requirements for reporting as a discontinued operations in accordance with Accounting Standards Codification (ASC) 205-20. Please see Note 20 for the discontinued operations disclosures.

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

The 2019 consolidated interim financial statements reflect the sale of Videotel as a discontinued operations. See Notes 1 and 20 for further information on the sale of Videotel.

The consolidated interim financial statements have not been audited by the Company’s independent registered public accounting firm and include all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations, and cash flows for the periods presented. These consolidated interim financial statements do not include all disclosures associated with annual financial statements and accordingly should be read in conjunction with the Company’s consolidated financial statements and related notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2018 filed on March 1, 2019 with the Securities and Exchange Commission, which financial statements and related notes do not reflect the sale of Videotel as a discontinued operations. The results for the three and nine months ended September 30, 2019 are not necessarily indicative of operating results for the remainder of the year.

The only material change to the significant accounting policies disclosed in the Company’s annual report on Form 10-K for the year ended December 31, 2018 was the Company’s adoption of ASC 842, Leases, effective January 1, 2019. Please see Note 19 for further discussion.

Significant Estimates and Assumptions and Other Significant Non-Recurring Transactions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of sales and expenses during the reporting periods. As described in the Company’s annual report on Form 10-K, the most significant estimates and assumptions by management affect the Company’s revenue recognition, valuation of accounts receivable, valuation of inventory, valuations and deferred purchase price consideration related to asset acquisition, expected future cash flows including growth rates, discount rates, terminal values and other assumptions and estimates used to evaluate the recoverability of long-lived assets and goodwill, estimated fair values of long-lived assets, including goodwill, amortization methods and periods, certain accrued expenses and other related charges, stock-based compensation, contingent liabilities, key valuation assumptions for its share-based awards, estimated fulfillment costs for warranty obligations, tax reserves and recoverability of the Company’s net deferred tax assets and related valuation allowance. The Company has reviewed these estimates and determined that these remain the most significant estimates in addition to the valuation of right-of-use assets and lease liabilities as of September 30, 2019.

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

During the third quarter of 2019, the Company identified an out-of-period immaterial error related to the implementation and application of ASC 606 with respect to the recognition of revenue associated with sales-type leases. Please see Note 16 for further discussion.

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

In November 2018, the FASB issued ASC Update No. 2018-19, Codification Improvements to Topic 326, Financial
Instruments—Credit Losses. This update introduced an expected credit loss methodology for the impairment of financial assets measured at amortized cost. The amendment also clarifies that receivables arising from operating leases are not within the scope of Subtopic 326-20. Instead, impairment of receivables arising from operating leases should be accounted for in accordance with Topic 842, Leases.

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

(4)	Marketable Securities

Marketable securities as of September 30, 2019 and December 31, 2018 consisted of the following:

September 30, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market mutual funds	$46,325	$—	$—	$46,325
Total marketable securities designated as available-for-sale	$46,325	$—	$—	$46,325

December 31, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market mutual funds	$25	$—	$—	$25
Total marketable securities designated as available-for-sale	$25	$—	$—	$25

The amortized costs and fair value of marketable securities as of September 30, 2019 and December 31, 2018 are shown below by effective maturity. Effective maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

September 30, 2019	Amortized Cost	Fair Value
Due in less than one year	$—	$—
December 31, 2018	Amortized Cost	Fair Value
Due in less than one year	$—	$—

Interest income from marketable securities was $267 and $2 during the three months ended September 30, 2019 and 2018, respectively, and $299 and $17 during the nine months ended September 30, 2019 and 2018, respectively.

(5)     Stockholder's Equity
(a) Stock Equity and Incentive Plan
The Company recognizes stock-based compensation in accordance with the provisions of ASC Topic 718, Compensation-Stock Compensation. Stock-based compensation expense, excluding compensation charges related to our employee stock purchase plan, or the ESPP, was $1,093 and $849 for the three months ended September 30, 2019 and 2018, respectively, and $2,970 and $2,417 for the nine months ended September 30, 2019 and 2018, respectively. As of September 30, 2019, there was $3,351 of total unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted-average period of 2.88 years. As of September 30, 2019, there was $4,163 of total unrecognized compensation expense related to restricted stock awards, which is expected to be recognized over a weighted-average period of 2.28 years.

Stock Options

During the three months ended September 30, 2019, 4 stock options were exercised for common stock. Additionally, during the three months ended September 30, 2019, 20 stock options were granted and 28 stock options expired, were canceled or were forfeited.

During the nine months ended September 30, 2019, 18 stock options were exercised for common stock, $144 of which was delivered to the Company as payment for the exercise price and none of which were surrendered for minimum tax withholding obligations. Additionally, during the nine months ended September 30, 2019, 630 stock options were granted with a weighted average grant date fair value of $3.09 per share and 127 stock options expired, were canceled or were forfeited. The Company has estimated the fair value of each option grant on the date of grant using the Black-Scholes option-pricing model. The weighted average assumptions utilized to determine the fair value of options granted during the nine months ended September 30, 2019 and 2018 were as follows:

	Nine Months Ended September 30,
	2019	2018
Risk-free interest rate	1.91%	2.81%
Expected volatility	36.94%	36.60%
Expected life (in years)	4.27	4.29
Dividend yield	0%	0%

As of September 30, 2019, there were 1,761 options outstanding with a weighted average exercise price of $9.92 per share and 542 options exercisable with a weighted average exercise price of $10.28 per share.

Restricted Stock

During the three months ended September 30, 2019, 45 shares of restricted stock were granted with a weighted average grant date fair value of $8.90 per share, and 11 shares of restricted stock were forfeited. Additionally, during the three months ended September 30, 2019, 30 shares of restricted stock vested, of which no shares of common stock were surrendered to the Company as payment by employees in lieu of cash to satisfy minimum tax withholding obligations in connection with the vesting of restricted stock.

During the nine months ended September 30, 2019, 322 shares of restricted stock were granted with a weighted average grant date fair value of $9.66 per share and 31 shares of restricted stock were forfeited. Additionally, during the nine months ended September 30, 2019, 287 shares of restricted stock vested, of which no shares of common stock were surrendered to the Company as payment by employees in lieu of cash to satisfy minimum tax withholding obligations in connection with the vesting of restricted stock.

As of September 30, 2019, there were 531 shares of restricted stock outstanding that were still subject to service-based vesting conditions.

As of September 30, 2019, the Company had no unvested outstanding options and no shares of restricted stock that were subject to performance-based or market-based vesting conditions.

(b) Employee Stock Purchase Plan

The Company's Amended and Restated 1996 Employee Stock Purchase Plan (ESPP) affords eligible employees the right to purchase common stock, via payroll deductions, through various offering periods at a purchase price equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. During the three and nine months ended September 30, 2019, 22 and 45 shares were issued under the ESPP plan, respectively. During the three and nine months ended September 30, 2018, 17 shares were issued under the ESPP plan. The Company recorded compensation charges related to the ESPP of $19 and $11 for the three months ended September 30, 2019 and 2018, respectively, and $49 and $35 for the nine months ended September 30, 2019 and 2018, respectively.

(c) Stock-Based Compensation Expense

The following table presents stock-based compensation expense, including expense for the ESPP, in the Company's consolidated statements of operations for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Cost of product sales	$69	$40	$171	$122
Research and development	221	177	589	496
Sales, marketing and support	226	138	620	485
General and administrative	596	505	1,639	1,349
	$1,112	$860	$3,019	$2,452

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

The balances for the three months ended September 30, 2019 and 2018 are as follows:

	Foreign Currency Translation	Unrealized Gain (Loss) on Available for Sale Marketable Securities	Interest Rate Swaps	Total Accumulated Other Comprehensive Loss
Balance, June 30, 2019	$(3,489)	$—	$—	$(3,489)
Other comprehensive loss before reclassifications	(1,109)	—	—	(1,109)
Reclassified from AOCI	—	—	—	—
Net other comprehensive loss, September 30, 2019	(1,109)	—	—	(1,109)
Balance, September 30, 2019	$(4,598)	$—	$—	$(4,598)

	Foreign Currency Translation	Unrealized Gain (Loss) on Available for Sale Marketable Securities	Interest Rate Swaps	Total Accumulated Other Comprehensive Loss
Balance, June 30, 2018	$(12,669)	$—	$(32)	$(12,701)
Other comprehensive loss before reclassifications	(763)	—	—	(763)
Reclassified from AOCI	—	—	12	12
Net other comprehensive (loss) income, September 30, 2018	(763)	—	12	(751)
Balance, September 30, 2018	$(13,432)	$—	$(20)	$(13,452)

The balances for the nine months ended September 30, 2019 and 2018 are as follows:

	Foreign Currency Translation	Unrealized Gain (Loss) on Available for Sale Marketable Securities	Interest Rate Swaps	Total Accumulated Other Comprehensive Loss
Balance, December 31, 2018	$(14,720)	$—	$(11)	$(14,731)
Other comprehensive (loss) income before reclassifications	(1,361)	—	3	(1,358)
Reclassified from AOCI	11,483	—	8	11,491
Net other comprehensive income, September 30, 2019	10,122	—	11	10,133
Balance, September 30, 2019	$(4,598)	$—	$—	$(4,598)

	Foreign Currency Translation	Unrealized (Loss) Gain on Available for Sale Marketable Securities	Interest Rate Swaps	Total Accumulated Other Comprehensive Loss
Balance, December 31, 2017	$(11,247)	$(1)	$(69)	$(11,317)
Other comprehensive (loss) income before reclassifications	(2,185)	1	11	(2,173)
Reclassified from AOCI	—	—	38	38
Net other comprehensive (loss) income, September 30, 2018	(2,185)	1	49	(2,135)
Balance, September 30, 2018	$(13,432)	$—	$(20)	$(13,452)

For additional information, see Note 4, "Marketable Securities," and Note 17, "Derivative Instruments and Hedging Activities."

(6)     Net Loss per Common Share

Basic net loss per share is calculated based on the weighted average number of common shares outstanding during the period. Diluted net loss per share incorporates the dilutive effect of common stock equivalent options, warrants and other convertible securities, if any, as determined with the treasury stock accounting method. For the three and nine months ended September 30, 2019, since there was a net loss from continuing operations, the Company excluded all 1,565 and 1,221, respectively, in outstanding stock options and non-vested restricted shares from its diluted loss per share calculation, as inclusion of these securities would have reduced the net loss per share. For the three and nine months ended September 30, 2018, since there was a net loss from continuing operations, the Company excluded all 932 and 739, respectively, in outstanding stock options and non-vested restricted shares from its diluted loss per share calculation, as inclusion of these securities would have reduced the net loss per share.

A reconciliation of the basic and diluted weighted average common shares outstanding for net loss from continuing operations is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Weighted average common shares outstanding—basic	17,521	17,188	17,429	17,025
Dilutive common shares issuable in connection with stock plans	—	—	—	—
Weighted average common shares outstanding—diluted	17,521	17,188	17,429	17,025

(7)     Inventories

Inventories are stated at the lower of cost and net realizable value using the first-in first-out costing method. Inventories as of September 30, 2019 and December 31, 2018 include the costs of material, labor, and factory overhead. Components of inventories consist of the following:

	September 30, 2019	December 31, 2018
Raw materials	$10,225	$13,698
Work in process	3,740	2,489
Finished goods	11,352	6,755
	$25,317	$22,942

During the second quarter of 2019, the Company recorded an inventory reserve of $2.1 million relating to its TracPhone V-IP products as the Company decided to no longer promote sales of these products and instead to focus its efforts on migrating customers to its HTS network and products.

(8)     Property and Equipment

Property and equipment, net, as of September 30, 2019 and December 31, 2018 consist of the following:

	September 30, 2019	December 31, 2018
Land	$3,828	$3,828
Building and improvements	24,159	24,060
Leasehold improvements	493	478
Machinery and equipment	17,797	17,239
Revenue-generating assets	44,699	38,066
Office and computer equipment	13,444	12,681
Motor vehicles	31	31
	104,451	96,383
Less accumulated depreciation	(51,790)	(45,750)
	$52,661	$50,633

Depreciation expense was $2,246 and $1,760 for the three months ended September 30, 2019 and 2018, respectively, and $6,453 and $5,016 for the nine months ended September 30, 2019 and 2018, respectively.

Certain revenue-generating hardware assets are utilized by the Company in the delivery of the Company's airtime services, media, and other content.

(9)     Product Warranty

The Company’s products carry standard limited warranties that range from one to two years and vary by product. The warranty period begins on the date of retail purchase or lease by the original purchaser. The Company accrues estimated product warranty costs at the time of sale and any additional amounts are recorded when such costs are probable and can be reasonably estimated. Factors that affect the Company’s warranty liability include the number of units sold or leased, historical and anticipated rates of warranty repairs and the cost per repair. Warranty and related costs are reflected within sales, marketing and support in the accompanying consolidated statements of operations. As of September 30, 2019 and December 31, 2018, the Company had accrued product warranty costs of $2,288 and $1,916, respectively.

The following table summarizes product warranty activity during 2019 and 2018:

	Nine Months Ended
	September 30,
	2019	2018
Beginning balance	$1,916	$2,074
Charges to expense	1,478	1,592
Costs incurred	(1,106)	(1,634)
Ending balance	$2,288	$2,032

(10)     Debt

Long-term debt consisted of the following:

	September 30, 2019	December 31, 2018
2018 term note	$—	$21,938
2018 revolver	—	5,000
Mortgage loan	—	2,597
Total long-term debt	—	29,535
Less debt issuance costs for 2018 term note (a)	—	170
Total long-term debt less debt issuance costs	—	29,365
Less amounts classified as current	—	9,928
Long-term debt, excluding current portion	$—	$19,437
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

The 2018 Credit Agreement contains provisions requiring the mandatory prepayment of amounts outstanding under the 2018 Term Loan and the 2018 Revolver under specified circumstances, including (i) 100% of the net cash proceeds from certain dispositions to the extent not reinvested in the Company’s business within a stated period, (ii) 50% of the net cash proceeds from stated equity issuances and (iii) 100% of the net cash proceeds from certain receipts above certain threshold amounts outside the ordinary course of business. The prepayments are first applied to the 2018 Term Loan, in inverse order of maturity, and then to the 2018 Revolver. As of September 30, 2019, no amounts were outstanding under the 2018 Revolver and the full balance of $20,000 was available for borrowing.

Borrowings under the 2018 Revolver are subject to the satisfaction of various conditions precedent at the time of each borrowing, including the continued accuracy of the Company’s representations and warranties and the absence of any default under the 2018 Credit Agreement.

On May 13, 2019, the Company entered into a consent with Bank of America, N.A., as Administrative Agent, authorizing the Purchase Agreement and Bridge Loan, as discussed in Note 1. On June 27, 2019, the Company used the proceeds of the sale of Videotel to repay in full the then-outstanding balance of $21,375 under the 2018 Term Loan and to repay $13,000 of the the-outstanding balance under the 2018 Revolver such that the Consolidated Leverage Ratio was not more than 2.75:1.00. The 2018 Revolver will remain at $20,000 through the term of the Credit Agreement. On October 30, 2021, the entire principal balance of any outstanding loans under the 2018 Revolver is due and payable, together with all accrued and unpaid interest, fees and any other amounts due and payable under the 2018 Credit Agreement.

The 2018 Credit Agreement contains two financial covenants, a Maximum Consolidated Leverage Ratio and a Minimum Consolidated Fixed Charge Coverage Ratio, each as defined in the 2018 Credit Agreement. The Consolidated Leverage Ratio may not be greater than 2.75:1.00 on September 30, 2019 and declines to 2.50:1.00 on December 31, 2019 and to 2.00:1.00 on December 31, 2020. The Consolidated Fixed Charge Coverage Ratio may not be less than 1.25:1.00.

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

The Company’s obligation to repay any loans that may be outstanding under the 2018 Credit Agreement could be accelerated upon an event of default under its terms, including certain failures to pay principal or interest when due, certain breaches of representations and warranties, the failure to comply with the Company’s affirmative and negative covenants under the 2018 Credit Agreement, a change of control of the Company, certain defaults in payment relating to other indebtedness, the acceleration of payment of certain other indebtedness, certain events relating to the liquidation, dissolution, bankruptcy, insolvency or receivership of the Company, the entry of certain judgments against the Company, certain property loss events, and certain events relating to the impairment of collateral or the 2018 Lenders' security interest therein.
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

The mobile connectivity segment primarily manufactures and distributes a comprehensive family of mobile satellite antenna products and services that provide access to television, the Internet and voice services while on the move. Product sales within the mobile connectivity segment accounted for 21% and 19% of the Company's consolidated net sales for the three months ended September 30, 2019 and 2018, respectively, and 21% of the Company's consolidated net sales for both the nine months ended September 30, 2019 and 2018. Sales of mini-VSAT Broadband airtime service accounted for 51% and 46% of the Company's consolidated net sales for the three months ended September 30, 2019 and 2018, respectively, and 50% and 46% of the Company's consolidated net sales for the nine months ended September 30, 2019 and 2018, respectively.
The inertial navigation segment manufactures and distributes a portfolio of digital compass and fiber optic gyro (FOG)-based systems that address the rigorous requirements of military and commercial customers and provide reliable, easy-to-use and continuously available navigation and pointing data. The principal product categories in this segment include the FOG-based inertial measurement units (IMUs) for precision guidance, FOGs for tactical navigation as well as pointing and stabilization systems, and digital compasses that provide accurate heading information for demanding applications, security, automation and access control equipment and systems. Sales of FOG-based guidance and navigation systems within the inertial navigation segment accounted for 16% and 21% of the Company's consolidated net sales for the three months ended September 30, 2019 and 2018, respectively, and 15% and 18% of the Company's consolidated net sales for the nine months ended September 30, 2019 and 2018, respectively.

No other single product class accounts for 10% or more of the Company's consolidated net sales.

The Company operates in a number of major geographic areas across the globe. The Company generates international net sales, based upon customer location, primarily from customers located in Canada, Europe, Africa, Asia/Pacific, the Middle East, and India. International revenues represented 59% and 55% of the Company's consolidated net sales for the three months ended September 30, 2019 and 2018, respectively, and 53% and 54% of the Company's consolidated net sales for the nine months ended September 30, 2019 and 2018, respectively. Sales to Singapore represented 10% of the Company's consolidated net sales for the three months ended September 30, 2019. No other individual foreign country represented 10% or more of the Company's consolidated net sales for the three months ended September 30, 2019. No individual foreign country represented 10% or more of the Company's consolidated net sales for the three months ended September 30, 2018 or the nine months ended September 30, 2019 or 2018.

As of September 30, 2019 and December 31, 2018, the long-lived tangible assets related to the Company’s international subsidiaries were less than 10% of the Company’s long-lived tangible assets and were deemed not material.

Net sales and operating (loss) income for the Company's reporting segments and the Company's loss from continuing operations before income tax (benefit) expense for the three and nine months ended September 30, 2019 and 2018 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net sales:
Mobile connectivity	$31,642	$29,220	$92,025	$86,277
Inertial navigation	7,669	10,092	23,392	27,072
Consolidated net sales	$39,311	$39,312	$115,417	$113,349

Operating (loss) income:
Mobile connectivity	$(267)	$506	$(4,075)	$682
Inertial navigation	(171)	1,920	24	3,818
Subtotal	(438)	2,426	(4,051)	4,500
Unallocated, net	(4,420)	(4,283)	(13,720)	(12,769)
Loss from operations	(4,858)	(1,857)	(17,771)	(8,269)
Net interest and other income (expense)	1,058	(66)	1,532	(372)
Loss from continuing operations before income tax (benefit) expense	$(3,800)	$(1,923)	$(16,239)	$(8,641)

Depreciation expense and amortization expense for the Company's segments are presented in the following table for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Depreciation expense:
Mobile connectivity	$1,824	$1,367	$5,163	$3,848
Inertial navigation	280	260	874	766
Unallocated	142	133	416	402
Total consolidated depreciation expense	$2,246	$1,760	$6,453	$5,016

Amortization expense:
Mobile connectivity	$237	$246	$732	$764
Inertial navigation	—	—	—	—
Unallocated	—	—	—	—
Total consolidated amortization expense	$237	$246	$732	$764

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

(13)     Share Buyback Program

On November 26, 2008, the Company’s Board of Directors authorized a program to repurchase up to 1,000 shares of the Company’s common stock. As of September 30, 2019, 341 shares of the Company’s common stock remained available for repurchase under the authorized program. The repurchase program was funded using the Company’s existing cash, cash equivalents, marketable securities and future cash flows. Under the repurchase program, the Company, at management’s discretion, could repurchase shares on the open market from time to time, in privately negotiated transactions or block transactions, or through an accelerated repurchase agreement. The timing of such repurchases depended on availability of shares, price, market conditions, alternative uses of capital, and applicable regulatory requirements. The program was superseded on October 4, 2019, as described below. There were no other repurchase programs outstanding during the nine months ended September 30, 2019, and no repurchase programs expired during the period.

During the nine months ended September 30, 2019 and 2018, the Company did not repurchase any shares of its common stock.

On October 4, 2019, the Company's Board of Directors authorized a share repurchase program pursuant to which the Company may purchase up to an additional 1,000 shares of the Company’s common stock. The repurchase program is expected to be funded using the Company’s existing cash, cash equivalents, marketable securities and future cash flows. Under the repurchase program, the Company, at management’s discretion, may repurchase shares on the open market from time to time, in privately negotiated transactions or block transactions, or through an accelerated repurchase agreement. The timing of such repurchases depends on availability of shares, price, market conditions, alternative uses of capital, and applicable regulatory requirements. The program may be modified, suspended or terminated at any time without prior notice. The repurchase program has a duration of one year. Under the Company's 2018 Credit Agreement, the Company may only repurchase up to $5,000 over the term of the agreement which ends on October 31, 2021.

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

(b)
The valuations of the interest rate swaps intended to mitigate the Company’s interest rate risk are determined with the assistance of a third-party financial institution using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each instrument. This analysis utilizes observable market-based inputs, including interest rate curves and interest rate volatility, and reflects the contractual terms of these instruments, including the period to maturity, as of April 1, 2019.

The following tables present financial assets and liabilities at September 30, 2019 and December 31, 2018 for which the Company measures fair value on a recurring basis, by level, within the fair value hierarchy:

September 30, 2019	Total	Level 1	Level 2	Level 3	Valuation Technique
Assets
Money market mutual funds	$46,325	$46,325	$—	$—	(a)

December 31, 2018	Total	Level 1	Level 2	Level 3	Valuation Technique
Assets
Money market mutual funds	$25	$25	$—	$—	(a)
Liabilities
Interest rate swaps	$11	$—	$11	$—	(b)
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

Assets Measured and Recorded at Fair Value on a Nonrecurring Basis

The Company's non-financial assets, such as goodwill, intangible assets, and other long-lived assets resulting from business combinations, are measured at fair value using income approach valuation methodologies at the date of acquisition and subsequently re-measured if an impairment exists. There were no impairments of the Company’s non-financial assets noted as of September 30, 2019. The Company does not have any liabilities that are recorded at fair value on a non-recurring basis.

(15)     Goodwill and Intangible Assets

Goodwill

The following table sets forth the changes in the carrying amount of goodwill for the nine months ended September 30, 2019:

Amounts
Balance at December 31, 2018	$15,031
Foreign currency translation adjustment	(364)
Balance at September 30, 2019	$14,667

Intangible Assets

The changes in the carrying amount of intangible assets during the nine months ended September 30, 2019 are as follows:

Amounts
Balance at December 31, 2018	$5,661
Amortization expense	(732)
Intangible assets acquired in asset acquisition	71
Foreign currency translation adjustment	(160)
Balance at September 30, 2019	$4,840
Intangible assets arose from an acquisition made prior to 2013 and the acquisition of KVH Media Group (acquired as Headland Media Limited) in May 2013. Intangibles arising from the acquisition made prior to 2013 are being amortized on a straight-line basis over an estimated useful life of 7 years. Remaining intangibles arising from the acquisition of KVH Media Group are being amortized on a straight-line basis over the estimated useful life of: (i) 10 years for acquired subscriber relationships and (ii) 15 years for distribution rights. The intangibles arising from the KVH Media Group were recorded in pounds sterling and fluctuations in exchange rates could cause these amounts to increase or decrease from time to time.

In January 2017, the Company completed the acquisition of certain subscriber relationships from a third party. This acquisition did not meet the definition of a business under ASC 2017-01, Business Combinations (Topic 805)-Clarifying the Definition of a Business, which the Company adopted on October 1, 2016. The Company ascribed $100 of the initial purchase price to the acquired subscriber relationships definite-lived intangible assets with an initial estimated useful life of 10 years. Under the asset purchase agreement, the purchase price included a component of contingent consideration under which the Company was required to pay a percentage of recurring revenues received from the acquired subscriber relationships through 2026 up to a maximum annual payment of $114. As of September 30, 2019, the carrying value of the intangible assets acquired in the asset acquisition was $249. As the acquisition did not represent a business combination, the contingent consideration arrangement is recognized only when the contingency is resolved and the consideration is paid or becomes payable. The amounts payable under the contingent consideration arrangement, if any, will be included in the measurement of the cost of the acquired subscriber relationships. During the nine months ended September 30, 2019, $71 of additional consideration was paid under the contingent consideration arrangement.

Acquired intangible assets are subject to amortization. The following table summarizes acquired intangible assets at September 30, 2019 and December 31, 2018, respectively:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
September 30, 2019
Subscriber relationships	$7,667	$5,050	$2,617
Distribution rights	4,155	1,932	2,223
Internally developed software	446	446	—
Proprietary content	153	153	—
Intellectual property	2,284	2,284	—
	$14,705	$9,865	$4,840
December 31, 2018
Subscriber relationships	$7,678	$4,519	$3,159
Distribution rights	4,233	1,731	2,502
Internally developed software	446	446	—
Proprietary content	153	153	—
Intellectual property	2,284	2,284	—
	$14,794	$9,133	$5,661

Amortization expense related to intangible assets for the three and nine months ended September 30, 2019 and 2018 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Expense Category	2019	2018	2019	2018
General and administrative expense	$237	$246	$732	$764

As of September 30, 2019, the total weighted average remaining useful lives of the definite-lived intangible assets was 4.7 years and the weighted average remaining useful lives by the definite-lived intangible asset category are as follows:

Intangible Asset	Weighted Average Remaining Useful Life in Years
Subscriber relationships	3.7
Distribution rights	8.6

Estimated future amortization expense remaining at September 30, 2019 for intangible assets acquired is as follows:

Remainder of 2019	$237
2020	947
2021	947
2022	947
2023	524
Thereafter	1,238
Total future amortization expense	$4,840

For intangible assets, the Company assesses the carrying value of these assets whenever events or circumstances indicate that the carrying value may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset, or asset group, to the future undiscounted cash flows expected to be generated by the asset, or asset group. There were no events or changes in circumstances during the third quarter of 2019 which indicated that an assessment of the impairment of goodwill and intangible assets was required.

(16)     Revenue from Contracts with Customers (ASC 606)

The Company adopted ASC 606 on January 1, 2018 using the modified retrospective method for all contracts not completed as of the date of adoption. The adoption of ASC 606 represented a change in accounting principle that was expected to more closely align revenue recognition with the delivery of the Company's products and services and was expected to provide financial statement readers with enhanced disclosures. In accordance with ASC 606, revenue is recognized when a customer obtains control of promised products and services. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for these products and services.

During the three months ended September 30, 2019, the Company identified an out-of-period immaterial error related to the implementation and application of ASC 606 with respect to the recognition of revenue associated with sales-type leases. During the implementation of ASC 606 effective January 1, 2018, the Company treated the leased products and services for these contracts as single performance obligations as if they were not distinct in the context of the contract; however, the leased product portion should have continued to have been accounted for under ASC 840 (now ASC 842). In general, the error was to defer recognition of product revenue and associated expenses for sales-type leases rather than to recognize those items upon shipment. In accordance with ASC 250, Accounting Changes and Error Corrections, the immaterial cumulative correction was recorded during the three and nine months ended September 30, 2019. During the nine months ended September 30, 2019, the Company corrected 2019 sales-type leases deferred as of March 31, 2019 and June 30, 2019 by adjusting product sales, cost of product sales and net loss for each of the three months ended March 31, 2019 and June 30, 2019. During the three months ended September 30, 2019, the Company corrected the amount of revenue not previously recognized related to the deferral of the 2018 sales-type leases. During the three and nine months ended September 30, 2019, the Company also corrected sales-type leases in effect on January 1, 2018 through an adjustment to accumulated deficit as of January 1, 2019, because during the ASC 606 implementation, sales-type lease revenue and the associated cost had been deferred on the balance sheet as contract liabilities and assets. The cumulative correction of the immaterial error for the the three months ended September 30, 2019 had the effect of increasing net loss by $336, comprised primarily of a $514 increase in product sales, a $818 increase in costs of product sales, and a $20 increase in sales, marketing and support expenses. The cumulative correction for the nine months ended September 30, 2019 comprised of corrections made to earlier interim periods in 2019 as well as the impact discussed above related to the three months ended September 30, 2019, which had the effect of increasing net loss by $250, comprised primarily of a $1,350 increase in product sales, a $1,591 increase in costs of product sales, and a $15 increase in sales, marketing and support expenses. The portion of the correction for the nine months ended September 30, 2019 impacting earlier interim periods in 2019 was made by adjusting the three months ended March 31, 2019 and June 30, 2019, which had the effect of increasing net loss by $75 and decreasing net loss by $161 for the three months ended March 31, 2019 and June 30, 2019, respectively, comprised of a $341 and $495, respectively, increase in product sales and a $431 and $341, respectively, increase in costs of product sales. The following table reflects these financial statement line items as of and for the three months ended March 31, 2019 and June 30, 2019, as reported and as adjusted (in thousands):

	Three Months Ended		Three Months Ended
	March 31, 2019		June 30, 2019
	As reported	As adjusted	As reported	As adjusted
Product sales	$12,874	$13,215	$14,694	$15,189
Cost of product sales	7,853	8,284	12,308	12,649
Net loss	(6,179)	(6,254)	(3,454)	(3,293)

For the balance sheet impact of correcting January 1, 2019 sales-type leases in effect as of January 1, 2018, accumulated deficit was reduced by $1,680, comprised of a reduction in current contract assets of $2,132, non-current contract assets of $3,110, current contract liabilities of $2,970, non-current contract liabilities of $4,018 and non-current deferred income tax asset of $66. The following table reflects these financial statement line items as of March 31, 2019 and June 30, 2019, as reported and as adjusted:

	At March 31, 2019		At June 30, 2019
	As reported	As adjusted	As reported	As adjusted
Current contract assets	$3,678	$1,439	$3,834	$1,655
Non-current contract assets	7,342	3,912	7,577	3,747
Current contract liabilities	12,211	9,252	8,119	5,153
Non-current contract liabilities	9,634	5,263	10,056	5,198
Non-current deferred tax asset	1,747	1,692	868	820
(Accumulated deficit) retained earnings	(21,576)	(19,971)	25,600	27,365

The Company has evaluated this error and does not believe the amounts are material to any of the periods impacted.

Disaggregation of Revenue

The following table summarizes net sales from contracts with customers for the three and nine months ended September 30, 2019:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Mobile connectivity product, transferred at point in time	$7,540	$6,297	$22,536	$19,698
Mobile connectivity product, transferred over time (a)	537	1,259	1,507	3,881
Mobile connectivity service	23,565	21,664	67,982	62,698
Inertial navigation product	6,731	8,811	19,169	22,942
Inertial navigation service	938	1,281	4,223	4,130
Total net sales	$39,311	$39,312	$115,417	$113,349
a- Reflects the correction discussed above.

Revenue recognized during the three months ended September 30, 2019 and 2018 from amounts included in contract liabilities at the beginning of the period was $453 and $1,117, respectively. Revenue recognized during the nine months ended September 30, 2019 and 2018 from amounts included in contract liabilities at the beginning of the period was $1,360 and $3,525, respectively.

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

No single customer accounted for 10% or more of the Company's consolidated net sales for three or nine months ended September 30, 2019 or 2018 or accounts receivable at September 30, 2019 or December 31, 2018.

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

(18)     Income Taxes

The Company’s effective tax rate from continuing operations for the three and nine months ended September 30, 2019 was 12.9%  and 19.3%, respectively, compared with (0.4)% and (1.6)% for the corresponding periods in the prior year, respectively. The effective income tax rate is based on estimated income for the year, the estimated composition of the income in different jurisdictions and discrete adjustments, if any, in the applicable periods, including retroactive changes in tax legislation, settlements of tax audits or assessments, and the resolution or identification of tax position uncertainties.

For both the three and nine months ended September 30, 2019 and 2018, the effective tax rates were lower than the statutory tax rate primarily due to the Company maintaining a valuation allowance reserve on its US deferred tax assets and to the composition of income from foreign jurisdictions that were taxed at lower rates.

As of September 30, 2019 and December 31, 2018, the Company had reserves for uncertain tax positions of $686 and $631, respectively. There were no material changes during the nine months ended September 30, 2019 to the Company’s reserve for uncertain tax positions. The Company estimates that it is reasonably possible that the balance of unrecognized tax benefits as of September 30, 2019 may decrease $175 in the next twelve months as a result of a lapse of statutes of limitations and settlements with taxing authorities.

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

Lessee

The Company has operating leases for office facilities, equipment, and satellite service capacity and related equipment. Lease expense from continuing operations for the three and nine months ended September 30, 2019 was $1,264 and $3,796, respectively. The future minimum lease payments under our operating leases as of September 30, 2019 are:

Remainder of 2019	$1,265
2020	2,958
2021	1,265
2022	1,183
2023	376
2024 and thereafter	529
Total minimum lease payments	$7,576

Less amount representing interest	$(604)
Present value of net minimum operating lease payments	$6,972
Less current installments of obligation under current-operating lease liabilities	$3,584
Obligations under long-term operating lease liabilities, excluding current installments	$3,388

Weighted-average remaining lease term - operating leases (years)	2.89
Weighted-average discount rate - operating leases	5.50%

During the first quarter of 2018, the Company entered into a five-year financing lease for three satellite hubs for its HTS network. As of September 30, 2019, the gross costs and accumulated depreciation associated with this lease are included in revenue generating assets and amounted to $3,068 and $736, respectively. Obligations under financing leases are stated at the present value of minimum lease payments.

The property and equipment held under this financing lease are amortized on a straight‑line basis over the seven-year estimated useful life of the asset, since the lease meets the bargain purchase option criteria. Amortization of assets held under financing leases is included within depreciation expense. Depreciation expense for these capital assets was $110 and $110 for the three months ended September 30, 2019 and 2018, respectively, and $329 and $298 for the nine months ended September 30, 2019 and 2018, respectively.

The future minimum lease payments under this financing lease as of September 30, 2019 are:

Remainder of 2019	$156
2020	624
2021	624
2022	624
2023	45
2024 and thereafter	—
Total minimum lease payments	$2,073

Less amount representing interest	$(23)
Present value of net minimum financing lease payments	$2,050
Less current installments of obligation under accrued other	$612
Obligations under other long-term liabilities, excluding current installments	$1,438

Weighted-average remaining lease term - finance leases (years)	3.42
Weighted-average discount rate - finance leases	1.53%

Lessor

The Company enters into leases with certain customers primarily of the TracPhone VSAT systems. These leases are classified as sales-type leases as title of the equipment transfers to the customer at the end of the lease term. The Company records the leases at a price typically equivalent to normal selling price and in excess of the cost or carrying amount. Upon delivery, the Company records the net present value of all payments under these leases as revenue, and the related costs of the product are charged to cost of sales. Interest income is recognized throughout the lease term (typically three to five years) using an implicit interest rate. The sales-type leases do not have unguaranteed residual assets.

The current portion of the net investment in these leases was $3,862 as of September 30, 2019 and the non-current portion of the net investment in these leases was $5,970 as of September 30, 2019. The current portion of the net investment in the leases is included in accounts receivable, net of allowance for doubtful accounts on the accompanying consolidated balance sheets and the non-current portion of the net investment in these leases is included in other non-current assets on the accompanying consolidated balance sheets. Interest income from sales-type leases was $177 and $508 during the three and nine months ended September 30, 2019, respectively.

The future undiscounted cash flows from these leases as of September 30, 2019 are:

Remainder of 2019	$1,550
2020	3,815
2021	2,783
2022	1,661
2023	1,059
2024	261
Total undiscounted cash flows	$11,129

Present value of lease payments	$9,832
Difference between undiscounted cash flows and discounted cash flows	$1,297

(20)     Discontinued Operations

During the second quarter of 2019, the Company sold its Videotel business. The Company determined that the sale met the requirements for reporting as a discontinued operations in accordance with Accounting Standards Codification (ASC) 205-20. Please see Note 1 for further discussion. The following table presents a reconciliation of the carrying amounts of major classes of assets and liabilities of the discontinued operations to the amounts presented separately in the Company's consolidated balance sheet:

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

The following table presents a reconciliation of the major financial line items constituting the results for discontinued operations to the net income from discontinued operations, net of tax, presented separately in the Company's consolidated statements of operations and comprehensive income (loss):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Sales:
Service sales	$—	$4,205	$5,769	$13,661

Costs, expenses and other expense, net:
Costs of service sales	—	1,243	1,807	3,956
Sales, marketing and support	—	1,075	1,606	3,324
General and administrative	—	950	1,619	3,399
Other expense, net	—	(27)	(23)	(83)
Income from discontinued operations before tax expense	—	910	714	2,899
(Loss) gain on sale of discontinued operations before tax expense	(819)	—	53,701	—
Total (loss) income from discontinued operations before tax expense	$(819)	$910	$54,415	$2,899
Income tax expense on discontinued operations	217	153	4,578	530
(Loss) income from discontinued operations, net of taxes	$(1,036)	$757	$49,837	$2,369

Net (loss) income from discontinued operations per common share
Basic and diluted	$(0.06)	$0.04	$2.86	$0.14
Weighted average number of common shares outstanding:
Basic and diluted	17,521	17,188	17,429	17,025

The following table presents supplemental cash flow information of the discontinued operations:

	Nine Months Ended
	September 30,
	2019	2018

Cash (used in) provided by operating activities—discontinued operations	$(1,838)	$6,248
Cash provided by (used in) investing activities—discontinued operations	$87,986	$(1,311)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

Our mobile connectivity service sales include sales of satellite voice and Internet airtime services, engineering services provided under development contracts, sales from product repairs, and extended warranty sales. Our mobile connectivity service sales also include our distribution of entertainment, including news, sports, music, and movies, to commercial and leisure customers in the maritime, hotel, and retail markets through KVH Media Group. We typically recognize revenue from media content sales ratably over the period of the service contract. We provide, for monthly fixed fees and usage-based fees, satellite connectivity services for broadband Internet, data and Voice over Internet Protocol (VoIP) service to our TracPhone V-series customers. We also earn monthly usage fees for third-party satellite connectivity for voice, data and Internet services to our Inmarsat and Iridium customers who choose to activate their subscriptions with us. Our service sales increased as a percentage of total consolidated revenue from 58% of our net sales for the three months ended September 30, 2018 to 62% for the three months ended September 30, 2019 and from 59% of our net sales for the nine months ended September 30, 2018 to 63% for the nine months ended September 30, 2019.

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

Sale of Videotel - Discontinued Operations

In May 2019, we sold our Videotel business, which provided eLearning computer-based training, to an affiliate of Oakley Capital, a UK company, for $89.4 million in cash, on a cash-free, debt-free basis, subject to a working capital adjustment. We made a bridge loan to the purchaser and received payment of the initial purchase price on June 21, 2019. We determined that the sale met the requirements for reporting as a discontinued operations in accordance with ASC 205-20. Accordingly, we have classified the results of the Videotel business as a discontinued operations for all periods presented. We currently expect to make a payment in connection with the resolution of the working capital adjustment. Please see Notes 1 and 20 for further discussion.

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

We generate sales primarily from the sale of our mobile connectivity systems and services and our inertial navigation products and services. The following table provides, for the periods indicated, our sales by segment:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Mobile connectivity(1)	$31,642	$29,220	$92,025	$86,277
Inertial navigation	7,669	10,092	23,392	27,072
Net sales	$39,311	$39,312	$115,417	$113,349

(1)
Mobile connectivity net sales for the three and nine months ended September 30, 2019 include a $0.5 million and a $1.4 million, respectively, favorable adjustment to correct an immaterial prior period accounting error related to the implementation and application of ASC 606. See Note 16 of our consolidated financial statements for more information.

Product sales within the mobile connectivity segment accounted for 21% and 19% of our consolidated net sales for the three months ended September 30, 2019 and 2018, respectively, and 21% of our consolidated net sales for both the nine months ended September 30, 2019 and 2018. Sales of mini-VSAT Broadband airtime service accounted for 51% and 46% of our consolidated net sales for the three months ended September 30, 2019 and 2018, respectively and 50% and 46% of our consolidated net sales for the nine months ended September 30, 2019 and 2018, respectively.

Within our inertial navigation segment, net sales of FOG-based guidance and navigation systems accounted for 16% and 21% of our consolidated net sales for the three months ended September 30, 2019 and 2018, respectively, and 15% and 18% of our consolidated net sales for the nine months ended September 30, 2019 and 2018, respectively.

No other single product class accounted for 10% or more of our consolidated net sales for the three months ended September 30, 2019 or 2018 or the nine months ended September 30, 2019 or 2018, respectively. No individual customer accounted for 10% or more of our consolidated net sales for the three months ended September 30, 2019 or 2018 or the nine months ended September 30, 2019 or 2018, respectively.

We operate in a number of major geographic areas across the globe. We generate our international net sales, based upon customer location, primarily from customers located in Canada, Europe, Africa, Asia/Pacific, the Middle East, and India. Our international net sales totaled 59% and 55% of our consolidated net sales for the three months ended September 30, 2019 and 2018, respectively, and 53% and 54% of our consolidated net sales for the nine months ended September 30, 2019 and 2018, respectively. Sales to Singapore represented 10% of our consolidated net sales for the three months ended September 30, 2019. No other individual foreign country represented 10% or more of our consolidated net sales for the three months ended September 30, 2019. No individual foreign country represented 10% or more of our consolidated net sales for the three months ended September 30, 2018 or the nine months ended September 30, 2019 or 2018. See Note 11 to our consolidated financial statements for more information on our segments.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Research and development expense presented on the statement of operations	$4,327	$3,789	$11,993	$11,288
Costs of customer-funded research and development included in costs of service sales	616	795	3,364	2,423
Total consolidated statements of operations expenditures on research and development activities	$4,943	$4,584	$15,357	$13,711

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

As described in our annual report on Form 10-K for the year ended December 31, 2018, our most critical accounting policies and estimates upon which our consolidated financial statements were prepared were those relating to revenue recognition, valuation of accounts receivable, valuation of inventory, valuations and purchase price allocations related to business combinations, expected future cash flows including growth rates, discount rates, terminal values and other assumptions and estimates used to evaluate the recoverability of long-lived assets and goodwill, estimated fair values of long-lived assets, including goodwill, amortization methods and periods, certain accrued expenses and other related charges, stock-based compensation, contingent liabilities, key valuation assumptions for its share-based awards, estimated fulfillment costs for warranty obligations, tax reserves and recoverability of our net deferred tax assets and related valuation allowance. We have reviewed our policies and estimates and determined that these remain our most critical accounting policies and estimates for the nine months ended September 30, 2019. We have updated our leasing policies in conjunction with our adoption of ASC 842 as of January 1, 2019, as further described in Note 19 to the accompanying financial statements.

Readers should refer to our annual report on Form 10-K for the year ended December 31, 2018 under “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Critical Accounting Policies and Significant Estimates” for descriptions of these policies and estimates, as well as the notes to the consolidated financial statements included elsewhere within this report.

Results of Operations
The following table provides, for the periods indicated, certain financial data relating to our continuing operations expressed as a percentage of net sales:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Sales:
Product(1)	37.7%	41.6%	37.4%	41.0%
Service	62.3	58.4	62.6	59.0
Net sales	100.0	100.0	100.0	100.0
Cost and expenses:
Costs of product sales(1)	27.5	24.8	27.5	25.4
Costs of service sales	38.2	36.0	39.7	35.9
Research and development	11.0	9.6	10.4	10.0
Sales, marketing and support(1)	19.6	18.7	21.4	19.9
General and administrative	16.0	15.6	16.4	16.1
Total costs and expenses	112.3	104.7	115.4	107.3
Loss from operations	(12.3)	(4.7)	(15.4)	(7.3)
Interest income	1.1	0.4	1.4	0.4
Interest expense	0.2	1.1	0.9	1.1
Other income, net	1.7	0.6	0.8	0.4
Loss before income tax (benefit) expense	(9.7)	(4.8)	(14.1)	(7.6)
Income tax (benefit) expense (1)	(1.3)	—	(2.7)	0.1
Net loss from continuing operations(1)	(8.4)%	(4.8)%	(11.4)%	(7.7)%

(1)
The Company’s product sales, costs of product sales, sales, marketing and support, income tax (benefit) expense and net loss from continuing operations for the three and nine months ended September 30, 2019 presented as a percentage of net sales includes an adjustment to correct an immaterial prior period accounting error related to the implementation and application of ASC 606. See Note 16 of our consolidated financial statements for more information.

Three months ended September 30, 2019 and 2018

Net Sales

As discussed further under the heading "Segment Discussion" below, product sales decreased $1.6 million, or 10%, to $14.8 million for the three months ended September 30, 2019 from $16.3 million for the three months ended September 30, 2018, primarily due to a decrease in inertial navigation product sales of $2.1 million, partially offset by a $0.5 million correction of an immaterial prior period accounting error in lease-type mobile connectivity product sales. Service sales for the three months ended September 30, 2019 increased $1.6 million, or 7%, to $24.5 million from $22.9 million for the three months ended September 30, 2018, due to an increase in mobile connectivity service sales of $1.9 million, partially offset by a decrease in inertial navigation service sales of $0.3 million.

Costs of Sales

Costs of sales consists of costs of product sales and costs of service sales. Costs of sales increased by $2.0 million, or 8%, in the three months ended September 30, 2019 to $25.9 million from $23.9 million in the three months ended September 30, 2018. The increase in costs of sales was driven by a $1.1 million increase in costs of product sales, of which $0.8 million was attributable to the correction of an immaterial prior period accounting error and a $0.9 million increase in costs of service sales. As a percentage of net sales, costs of sales were 66% and 61% for the three months ended September 30, 2019 and 2018, respectively.

Our costs of product sales consist primarily of materials, manufacturing overhead, and direct labor used to produce our products. For the three months ended September 30, 2019, costs of product sales increased by $1.1 million, or 11%, to $10.8 million from $9.8 million in the three months ended September 30, 2018. As a percentage of product sales, costs of product sales were 73% and 60% for the three months ended September 30, 2019 and 2018, respectively. Mobile connectivity costs of product sales increased by $1.5 million, or 29%, and mobile connectivity costs of product sales as a percentage of mobile connectivity product sales were 82% and 68% for the three months ended September 30, 2019 and 2018, respectively. The increase includes a $0.8 million adjustment to correct an immaterial error related to the implementation and application of ASC 606 to sales-type leases. Inertial navigation costs of product sales decreased by $0.4 million, or 9%, primarily due to a $1.6 million decrease in our FOG costs of product sales, largely offset by a $1.2 million decrease in absorption of factory overhead due to a decrease in the volume of production. As a percentage of inertial navigation product sales, costs of inertial navigation product sales were 62% and 53% for the three months ended September 30, 2019 and 2018, respectively.

Our costs of service sales consist primarily of satellite service capacity, depreciation, service network overhead expense associated with our mini-VSAT Broadband network infrastructure, direct network service labor, Inmarsat service costs, product installation costs, engineering and related direct costs associated with customer-funded research and development, media materials and distribution costs, and service repair materials. For the three months ended September 30, 2019, costs of service sales increased by $0.9 million, or 6%, to $15.0 million from $14.1 million for the three months ended September 30, 2018. As a percentage of service sales, costs of service sales were 61% and 62% for the three months ended September 30, 2019 and 2018, respectively. Mobile connectivity costs of service sales increased by $1.1 million, or 9%, primarily due to a $0.9 million increase in mini-VSAT airtime costs of service sales, resulting from increased HTS network capacity costs and AgilePlans depreciation costs, partially offset by a decrease in legacy network cost as we transition customers to the HTS network. As a percentage of mobile connectivity service sales, costs of mobile connectivity service sales were 61% for both the three months ended September 30, 2019 and 2018. Inertial navigation costs of service sales decreased by $0.2 million, or 28%, due to a decrease in contract engineering service revenues. As a percentage of inertial navigation service sales, costs of inertial navigation service sales were 66% and 69% for the three months ended September 30, 2019 and 2018, respectively, due to the mix of services delivered.

We expect that our costs of sales will generally increase in correlation with our expected growth in our mobile connectivity and inertial navigation net sales. To the extent that customers continue to subscribe to our AgilePlans program, we expect a corresponding decrease in product sales and increase in depreciation expense for AgilePlans equipment.

Operating Expenses

Research and development expense consists of direct labor, materials, external consultants, and related overhead costs that support our internally funded product development and product sustaining engineering activities. Research and development expense for the three months ended September 30, 2019 increased by $0.5 million, or 14%, to $4.3 million from $3.8 million for the three months ended September 30, 2018. The primary reasons for the increase in research and development expense was a $0.3 million increase in salaries and employee benefits partially due to the decrease in funded engineering expenses (which are reflected in costs of services sales rather than research and development costs) and a $0.2 million increase in expensed materials. As a percentage of net sales, research and development expense was 11% and 10% for the three months ended September 30, 2019 and 2018, respectively.

We expect that research and development expense will grow year-over-year as we continue to invest in developing new technologies and applications for our products.

Sales, marketing, and support expense consists primarily of salaries and related expenses for sales and marketing personnel, commissions for both in-house and third-party representatives, costs related to the co-development of certain content, other sales and marketing support costs such as advertising, literature and promotional materials, product service personnel and support costs, warranty-related costs and bad debt expense. Sales, marketing and support expense also includes the operating expenses of our sales office subsidiaries in Denmark, Singapore, Brazil, and Japan. Sales, marketing and support expense for the three months ended September 30, 2019 increased by $0.4 million, or 5%, to $7.7 million from $7.3 million for the three months ended September 30, 2018. The increase primarily resulted from a $0.3 million increase in salaries and employee benefits and internal commissions and a $0.2 million increase in professional fees, partially offset by a $0.2 million decrease in bad debt expense. As a percentage of net sales, sales, marketing and support expense was 20% and 19% for the three months ended September 30, 2019 and 2018, respectively.

We expect that our sales, marketing, and support expense will increase year-over-year primarily driven by increased personnel, marketing and technology investments to support product sales and launches.

General and administrative expense consists of costs attributable to management, finance and accounting, information technology, human resources, certain outside professional services, and other administrative costs. General and administrative expense for the three months ended September 30, 2019 increased by $0.1 million, or 2%, to $6.3 million from $6.1 million for three months ended September 30, 2018. The increase was primarily due to an increase in salaries and employee benefits. As a percentage of net sales, general and administrative expense was 16% for both the three months ended September 30, 2019 and 2018, respectively.

We expect general and administrative expenses to increase year-over-year, primarily driven by increased personnel costs.

Interest and Other Income, Net

Interest income represents interest earned on our note receivable and our cash and cash equivalents, as well as from investments. Interest income increased $0.3 million for the three months ended September 30, 2019 to $0.5 million from $0.2 million for the three months ended September 30, 2018 primarily due to the interest related to our marketable securities. Interest expense decreased $0.4 million for the three months ended September 30, 2019 to $0.1 million from $0.4 million for the three months ended September 30, 2018 primarily due to the decrease in interest paid on our term note, which we paid off at the end of the second quarter of 2019. Other income, net increased to $0.7 million from other income, net of $0.2 million for the three months ended September 30, 2019 and 2018 primarily due to an increase in foreign exchange gains from our UK operations.

Income Tax (Benefit) Expense

Income tax benefit for the three months ended September 30, 2019 was $0.5 million and related to current year operating losses offset by the valuation allowance release against discontinued operations. The losses we incurred in the US did not generate any income tax benefit during the quarter due to a full valuation allowance on our related deferred tax assets generated in connection with losses. Income tax expense for the three months ended September 30, 2018 was less than $0.1 million and related to taxes on income earned in foreign jurisdictions. The losses we incurred in the US in 2018 did not generate any income tax benefit during the quarter due to a full valuation allowance on our related deferred tax assets.

Discontinued Operations

During the three months ended June 30, 2019, we sold our Videotel business for $89.4 million in cash, on a cash-free, debt-free basis, subject to a working capital adjustment. We determined that the sale met the requirements for reporting as a discontinued operations in accordance with ASC 205-20. Accordingly, we have classified the results of the Videotel business as a discontinued operations for all periods presented. We currently expect to make a payment in connection with the resolution of the working capital adjustment. Please see Notes 1 and 20 for further discussion. Results for discontinued operations are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Sales from discontinued operations	$—	$4,205	$5,769	$13,661
(Loss) income from discontinued operations, net tax	$(1,036)	$757	$49,837	$2,369

Segment Discussion - Three months ended September 30, 2019 and 2018

As noted above, we have classified our Videotel, business as a discontinued operations and have therefore excluded it from the segment information below. The Videotel business had previously been included in our mobile connectivity business segment.

Our net sales by segment for the three months ended September 30, 2019 and 2018 were as follows:

			Change
	For the three months ended September 30,		2019 vs. 2018
	2019	2018	$	%
	(dollars in thousands)
Mobile connectivity sales:
Product (1)	$8,077	$7,556	$521	7%
Service	23,565	21,664	1,901	9%
Net sales	$31,642	$29,220	$2,422	8%

Inertial navigation sales:
Product	$6,731	$8,811	$(2,080)	(24)%
Service	938	1,281	(343)	(27)%
Net sales	$7,669	$10,092	$(2,423)	(24)%

(1)
Mobile connectivity product sales for the three months ended September 30, 2019 include a $0.5 million favorable adjustment to correct an immaterial prior period accounting error related to the implementation and application of ASC 606. See Note 16 of our consolidated financial statements for more information.

Operating (loss) income by segment for the three months ended September 30, 2019 and 2018 were as follows:

			Change
	For the three months ended September 30,		2019 vs. 2018
	2019	2018	$	%
	(dollars in thousands)
Mobile connectivity(2)	$(267)	$506	$(773)	(153)%
Inertial navigation	(171)	1,920	(2,091)	(109)%
	$(438)	$2,426	$(2,864)	(118)%
Unallocated	(4,420)	(4,283)	(137)	(3)%
Loss from operations	$(4,858)	$(1,857)	$(3,001)	(162)%

(2)
Mobile connectivity income from operations for the three months ended September 30, 2019 include a $0.3 million unfavorable adjustment to correct an immaterial prior period accounting error related to the implementation and application of ASC 606. See Note 16 of our consolidated financial statements for more information.

Mobile Connectivity Segment

Net sales in the mobile connectivity segment increased by $2.4 million for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018. Mobile connectivity product sales increased by $0.5 million to $8.1 million for the three months ended September 30, 2019 from $7.6 million for the three months ended September 30, 2018. The increase in mobile connectivity product sales was primarily due a $0.7 million increase in marine mobile communication product sales which includes a $0.5 million positive adjustment to correct an immaterial prior period accounting error, partially offset by a $0.2 million decrease in land mobile communications product sales.

Mobile connectivity service sales increased by $1.9 million, or 9%, to $23.6 million for the three months ended September 30, 2019 from $21.7 million for the three months ended September 30, 2018. The increase was primarily due to a $1.9 million increase in our mini-VSAT service sales compared to the three months ended September 30, 2018, which resulted in part from a 15% increase in subscribers, partially as a result of the introduction of AgilePlans and our HTS network. Partially offsetting these increases was a $0.2 million decrease in content service sales, which resulted primarily from a decrease in content customers.

We expect that our mini-VSAT service sales will continue to grow, primarily through the continued expansion of our mini-VSAT Broadband customer base and the availability of our AgilePlans subscription service model. We expect that mini-VSAT product sales will decline to the extent that customers select the AgilePlans subscription service model.

Operating earnings for the mobile connectivity segment decreased $0.8 million for the three months ended September 30, 2019 to an operating loss of $0.3 million as compared to the three months ended September 30, 2018 primarily due to a $0.7 million increase in salaries and employee benefits and a $0.2 million decrease in sales less associated costs, which includes a $0.2 million unfavorable adjustment to correct an immaterial prior period accounting error related to the implementation and application of ASC 606.

Inertial Navigation Segment

Net sales in the inertial navigation segment decreased $2.4 million, or 24%, for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018. Inertial navigation product sales decreased $2.1 million, or 24%, to $6.7 million for the three months ended September 30, 2019 from $8.7 million for the three months ended September 30, 2018, primarily as a result of a $1.9 million decrease in FOG and OEM product sales and a $0.2 million decrease in TACNAV sales.

Inertial navigation service sales decreased $0.3 million, or 27%, to $0.9 million for the three months ended September 30, 2019 from $1.3 million for the three months ended September 30, 2018 primarily due to the decrease in contracted engineering services for an engineering and services development contract from a major U.S. defense contractor, which began in the fourth quarter of 2018 and is expected to continue through the third quarter of 2021.

Our operating earnings for the inertial navigation segment decreased $2.1 million to an operating loss of $0.2 million for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018 primarily due to the decrease in FOG and OEM product sales and TACNAV product sales previously mentioned.

Unallocated

Certain corporate-level costs have not been allocated because they are not directly attributable to either segment. These costs primarily consist of broad corporate functions, including executive, legal, finance, information technology, and costs associated with corporate actions.

Unallocated operating loss increased $0.1 million, or 3%, for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018 primarily due to an increase in salaries and associated compensation.

Nine months ended September 30, 2019 and 2018

Net Sales

As discussed further under the heading "Segment Discussion" below, product sales decreased $3.3 million, or 7%, to $43.2 million for the nine months ended September 30, 2019 from $46.5 million for the nine months ended September 30, 2018, primarily due to a decrease in inertial navigation product sales of $3.8 million, partially offset by and an increase in mobile connectivity product sales of $0.5 million. The increase in mobile connectivity product sales includes a $1.4 million correction of an immaterial accounting error in lease-type mobile connectivity product sales, partially offset by a $0.5 million decrease in TracVison product sales and a $0.4 million decrease in land mobile product sales. Service sales for the nine months ended September 30, 2019 increased $5.4 million, or 8%, to $72.2 million from $66.8 million for the nine months ended September 30, 2018 due to an increase in mobile connectivity service sales of $5.3 million and an increase in inertial navigation service sales of $0.1 million.

Costs of Sales

Costs of sales increased by $8.0 million, or 12%, in the nine months ended September 30, 2019 to $77.5 million from $69.5 million in the nine months ended September 30, 2018. The increase in costs of sales was driven by an increase of $5.0 million in costs of service sales and a $3.0 million increase in costs of product sales, of which $1.6 million was attributable to the correction of an immaterial prior period accounting error. As a percentage of net sales, costs of sales were 67% and 61% for the nine months ended September 30, 2019 and 2018, respectively.

For the nine months ended September 30, 2019, costs of product sales increased by $3.0 million, or 10%, to $31.8 million from $28.8 million in the nine months ended September 30, 2018. As a percentage of product sales, costs of product sales were 73% and 62% for the nine months ended September 30, 2019 and 2018, respectively. Mobile connectivity costs of product sales increased by $4.3 million, or 27%, primarily due to a $2.1 million inventory reserve for TracPhone V-IP products as we decided to no longer promote sales of these products and to instead focus our efforts on migrating customers to our HTS network and products and a $1.6 million adjustment to correct an immaterial error related to the implementation and application of ASC 606 to sales-type leases. Mobile connectivity costs of product sales as a percentage of mobile connectivity product sales were 83% and 67% for the nine months ended September 30, 2019 and 2018, respectively. Inertial navigation costs of product sales decreased by $1.3 million, or 10%, primarily due to a $3.1 million decrease in our FOG costs of product sales and a $0.4 million decrease in our TACNAV costs of product sales, largely offset by a $2.2 million decrease in absorption of factory overhead due to a decrease in the volume of production. Inertial navigation costs of product sales as a percentage of inertial navigation product sales were 61% and 57% for the nine months ended September 30, 2019 and 2018, respectively.

For the nine months ended September 30, 2019, costs of service sales increased by $5.0 million, or 12%, to $45.8 million from $40.7 million for the nine months ended September 30, 2018. As a percentage of service sales, costs of service sales were 63% and 61% for the nine months ended September 30, 2019 and 2018, respectively. Mobile connectivity costs of service sales increased by $4.8 million, or 12%, primarily due a $3.9 million increase in mini-VSAT airtime costs of service sales, including increased HTS network capacity costs, legacy network revenue share minimums and AgilePlans depreciation costs. In addition, there was a $0.7 million increase in costs associated with contract engineering service revenue. Mobile connectivity costs of service sales as a percentage of mobile connectivity service sales were 63% and 61% for the nine months ended September 30, 2019 and 2018, respectively. Inertial navigation costs of service sales increased by $0.3 million, or 11%, due to an increase in contract engineering services sales. Inertial navigation costs of service sales as a percentage of inertial navigation service sales were 69% and 66% for the nine months ended September 30, 2019 and 2018, respectively.

Operating Expenses

Research and development expense for the nine months ended September 30, 2019 increased by $0.7 million, or 6%, to $12.0 million from $11.3 million for the nine months ended September 30, 2018. The primary reason for the increase in research and development expense was a $0.6 million increase in expensed materials, a $0.5 million increase in consulting fees, and a $0.5 million increase in salaries and employee benefits, partially offset by a $1.0 million increase in funded engineering expenses (which are reflected in costs of service sales rather than research and development expense). As a percentage of net sales, research and development expense was 10% for both the nine months ended September 30, 2019 and 2018.

Sales, marketing and support expense for the nine months ended September 30, 2019 increased by $2.2 million, or 10%, to $24.7 million from $22.5 million for the nine months ended September 30, 2018. The increase in sales, marketing and support expense resulted primarily from a $1.7 million increase in salaries and employee benefits and a $0.4 million increase in marketing expenses. As a percentage of net sales, sales, marketing and support expense was 21% and 20% for the nine months ended September 30, 2019 and 2018, respectively.

General and administrative expense for the nine months ended September 30, 2019 increased by $0.7 million, or 4%, to $19.0 million from $18.3 million for the nine months ended September 30, 2018. The increase in general and administrative expense resulted primarily from a $0.9 million increase in salaries and associated compensation partially offset by a $0.2 million decrease in legal and professional fees. As a percentage of net sales, general and administrative expense was 16% for both the nine months ended September 30, 2019 and 2018.

Interest and Other Income, Net

Interest income increased $1.2 million for the nine months ended September 30, 2019 to $1.6 million from $0.5 million for the nine months ended September 30, 2018. The increase was primarily due to the interest related to the note receivable from Oakley Capital in connection with our sale of Videotel and interest related to our marketable securities. Interest expense decreased $0.3 million to $1.0 million for the nine months ended September 30, 2019 from $1.3 million for the nine months ended September 30, 2018 primarily as a result of our repayment of substantially all of our debt obligations during the second and third quarters of 2019. Other income, net increased to $0.9 million from other income, net of $0.5 million for the nine months ended September 30, 2019 and 2018 primarily due to an increase in foreign exchange gains from our UK operations.

Income Tax (Benefit) Expense

Income tax benefit for the nine months ended September 30, 2019 was $3.1 million and related to the release of the valuation allowance against discontinued operations. The losses we incurred in the US did not generate any income tax benefit during the period due to a full valuation allowance on our related deferred tax assets generated in the period. Income tax expense for the nine months ended September 30, 2018 was $0.1 million and related to taxes on income earned in foreign jurisdictions. The losses we incurred in the US did not generate any income tax benefit during the period due to a full valuation allowance on our related deferred tax assets in 2018.

Segment Discussion - Nine months ended September 30, 2019 and 2018

As noted above, we have classified our Videotel business as a discontinued operations and have therefore excluded it from the segment information below. The Videotel business had previously been included in our mobile connectivity business segment.

Our net sales by segment for the nine months ended September 30, 2019 and 2018 were as follows:

			Change
	For the nine months ended September 30,		2019 vs. 2018
	2019	2018	$	%
	(dollars in thousands)
Mobile connectivity sales:
Product (1)	$24,043	$23,579	$464	2%
Service	67,982	62,698	5,284	8%
Net sales	$92,025	$86,277	$5,748	7%

Inertial navigation sales:
Product	$19,169	$22,942	$(3,773)	(16)%
Service	4,223	4,130	93	2%
Net sales	$23,392	$27,072	$(3,680)	(14)%

(1)
Mobile connectivity product sales for the nine months ended September 30, 2019 include a $1.4 million favorable adjustment to correct an immaterial prior period accounting error related to the implementation and application of ASC 606. See Note 16 of our consolidated financial statements for more information.

Operating (loss) income by segment for the nine months ended September 30, 2019 and 2018 were as follows:

			Change
	For the nine months ended September 30,		2019 vs. 2018
	2019	2018	$	%
	(dollars in thousands)
Mobile connectivity(2)	$(4,075)	$682	$(4,757)	n/m
Inertial navigation	24	3,818	(3,794)	(99)%
	$(4,051)	$4,500	$(8,551)	(190)%
Unallocated	(13,720)	(12,769)	(951)	(7)%
Loss from operations	$(17,771)	$(8,269)	$(9,502)	(115)%

(2)
Mobile connectivity loss from operations for the nine months ended September 30, 2019 include a $0.3 million unfavorable adjustment to correct an immaterial prior period accounting error related to the implementation and application of ASC 606. See Note 16 of our consolidated financial statements for more information.

Mobile Connectivity Segment

Net sales in the mobile connectivity segment increased by $5.7 million for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018. Mobile connectivity product sales increased by $0.5 million to $24.0 million for the nine months ended September 30, 2019 from $23.6 million for the nine months ended September 30, 2018. The increase in mobile connectivity product sales was primarily due to a $1.4 million correction of an immaterial accounting error in lease-type mobile connectivity product sales, partially offset by a $0.5 million decrease in TracVison product sales and a $0.4 million decrease in land mobile product sales.

Mobile connectivity service sales increased by $5.3 million, or 8%, to $68.0 million for the nine months ended September 30, 2019 from $62.7 million for the nine months ended September 30, 2018. The increase was primarily due to a $5.5 million increase in our mini-VSAT service sales compared to the nine months ended September 30, 2018 primarily due to a 15% increase in subscribers, partially as a result of the introduction of AgilePlans and our HTS network. In addition, our contract engineering service revenue increased by $0.6 million. Partially offsetting these increases was a $1.1 million decrease in content service sales.

Operating earnings for the mobile connectivity segment decreased by $4.8 million for the nine months ended September 30, 2019 to an operating loss of $4.1 million as compared to the nine months ended September 30, 2018. This decrease resulted primarily from a decrease in sales less associated costs of $3.3 million which includes a $0.3 million unfavorable adjustment to correct an immaterial prior period accounting error related to the implementation and application of ASC 606, a $2.1 million inventory reserve related to our TracPhone V-IP products as well as an increase in airtime network costs due to the operation of both our HTS network and our legacy network. In addition there was a $1.3 million increase in salaries and employee benefits, a $0.6 million increase in consulting and a $0.4 million increase in marketing expenses, partially offset by a $0.3 million decrease in bad debt expense.

Inertial Navigation Segment

Net sales in the inertial navigation segment decreased $3.7 million, or 14%, for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018. Inertial navigation product sales decreased by $3.8 million, or 16%, to $19.2 million for the nine months ended September 30, 2019 from $22.9 million for the nine months ended September 30, 2018, primarily due to a $2.3 million decrease in FOG and OEM product sales and a $1.5 million decrease in TACNAV product sales.

Inertial navigation service sales increased $0.1 million, or 2%, to $4.2 million for the nine months ended September 30, 2019 from $4.1 million for the nine months ended September 30, 2018. The increase resulted primarily from a $0.2 million increase in contracted engineering services for an engineering and services development contract from a major U.S. defense contractor, which began in the fourth quarter of 2018 and is expected to continue through the third quarter of 2021.

Our operating earnings for the inertial navigation segment decreased by $3.8 million for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018. This decrease was primarily due to the decrease in sales less associated costs of $2.7 million, a $0.3 million increase in salaries and associated compensation, a $0.2 million increase in professional fees and $0.2 million increase in external commissions.

Unallocated

Unallocated operating loss increased $1.0 million, or 7%, for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018 primarily due to an increase in salaries and associated compensation.

Backlog

Backlog is not a meaningful indicator for predicting revenue in future periods. Commercial resellers for our mobile connectivity products and FOG products do not carry extensive inventories and rely on us to ship products quickly. Generally due to the rapid delivery of our commercial products, our backlog for those products is not significant. However as of September 30, 2019, we had over 140 TracPhone HTS units in backlog to be shipped through 2020.

Our backlog for all products and services was $24.1 million and $14.5 million as of September 30, 2019 and December 31, 2018, respectively. As of September 30, 2019, $11.8 million of our backlog was scheduled for fulfillment in 2019, $9.8 million was scheduled for fulfillment in 2020, and $2.5 million was scheduled for fulfillment in 2021 through 2028.

Backlog consists of orders evidenced by written agreements and specified delivery dates for customers who are acceptable credit risks. We do not include satellite connectivity service sales in our backlog even though many of our satellite connectivity customers have signed annual or multi-year service contracts providing for a fixed monthly fee. Military orders included in backlog are generally subject to cancellation for the convenience of the customer. When orders are canceled, we generally recover actual costs incurred through the date of cancellation and the costs resulting from termination. As of September 30, 2019, our backlog included $5.6 million in orders that are subject to cancellation for convenience by the customer. Individual orders for guidance and stabilization products are often large and may require procurement of specialized long-lead components and allocation of manufacturing resources. The complexity of planning and executing larger orders generally requires customers to order well in advance of the required delivery date, resulting in backlog.

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

As of September 30, 2019, we had $55.6 million in cash, cash equivalents, and marketable securities, of which $2.4 million in cash and cash equivalents was held in local currencies by our foreign subsidiaries. Our foreign subsidiaries held no marketable securities as of September 30, 2019. As of September 30, 2019, we had $73.7 million in working capital.

Net cash used in operations was $11.5 million for the nine months ended September 30, 2019 compared to net cash provided by operations of $1.8 million for the nine months ended September 30, 2018. The $13.2 million decrease in cash provided by operations was primarily due to a $54.6 million decrease in non-cash items, a $2.0 million increase in cash outflows relating to accrued expenses, a $1.3 million increase in cash outflows relating to accounts payable, a $0.5 million increase in cash outflows relating to inventories and a $0.4 million decrease in cash inflows relating to accounts receivable. Partially offsetting these items were a $43.1 million increase in our net income, a $1.5 million increase in cash inflows related to deferred revenue and a $0.9 million decrease in cash outflows relating to other non-current assets,

Net cash provided by investing activities was $32.8 million for the nine months ended September 30, 2019 compared to net cash used in investing activities of $3.5 million for the nine months ended September 30, 2018. The $36.3 million increase in net cash provided by investing activities was principally the result of $88.4 million in net proceeds from the sale of Videotel, and a $2.1 million decrease in capital expenditures. Partially offsetting these items was a $54.3 million increase in net investment in marketable securities.

Net cash used in financing activities was $29.4 million for the nine months ended September 30, 2019 compared to net cash provided by financing activities of $0.5 million for the nine months ended September 30, 2018. The $29.9 million increase in net cash used in financing activities is primarily attributable to a $25.4 million increase in repayments of long-term debt and term note borrowings and a $4.5 million decrease in sale of treasury stock.

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

On May 13, 2019, we entered into a consent with Bank of America, N.A., as administrative agent, authorizing the purchase agreement and bridge loan to Oakley Capital, as discussed in Note 1. On June 27, 2019, we used the proceeds of the sale of Videotel to repay in full the then-outstanding balance of $21.4 million under the 2018 term loan and to repay $13.0 million of the then-outstanding balance under the 2018 revolver such that the Consolidated Leverage Ratio was not more than 2.75:1.00. The 2018 revolver will remain at $20.0 million through the term of the credit agreement. On October 30, 2021, the entire principal balance of any outstanding loans under the 2018 revolver is due and payable, together with all accrued and unpaid interest, fees and any other amounts due and payable under the 2018 Credit Agreement. As of September 30, 2019, no amounts were outstanding under the 2018 revolver, and the full balance of $20.0 million was available for borrowing.

Borrowings under the 2018 revolver are subject to the satisfaction of various conditions precedent at the time of each borrowing, including the continued accuracy of our representations and warranties and the absence of any default under the 2018 credit agreement.

The 2018 credit agreement contains two financial covenants, a maximum Consolidated Leverage Ratio and a minimum Consolidated Fixed Charge Coverage Ratio, each as defined in the 2018 credit agreement. The Consolidated Leverage Ratio may not be greater than 2.75:1.00 on September 30, 2019 and declines to 2.50:1.00 on December 31, 2019 and to 2.00:1.00 on December 31, 2020. The Consolidated Fixed Charge Coverage Ratio may not be less than 1.25:1.00.

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

Our obligation to repay any loans that may be outstanding under the 2018 credit agreement could be accelerated upon an event of default under its terms, including certain failures to pay principal or interest when due, certain breaches of representations and warranties, the failure to comply with our affirmative and negative covenants under the 2018 credit agreement, a change of control, certain defaults in payment relating to other indebtedness, the acceleration of payment of certain other indebtedness, certain events relating to our liquidation, dissolution, bankruptcy, insolvency or receivership, the entry of certain judgments against us, certain property loss events, and certain events relating to the impairment of collateral or the 2018 lenders’ security interest therein.

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

On October 4, 2019, our Board of Directors authorized a share repurchase program pursuant to which we may purchase up to an additional 1,000 shares of our common stock. The repurchase program is expected to be funded by using our existing cash, cash equivalents, marketable securities and future cash flows. Under the repurchase program, we, at management’s discretion, may repurchase shares on the open market from time to time, in privately negotiated transactions or block transactions, or through an accelerated repurchase agreement. The timing of such repurchases depends on availability of shares, price, market conditions, alternative uses of capital, and applicable regulatory requirements. The program may be modified, suspended or terminated at any time without prior notice. The repurchase program has a duration of one year. Under the 2018 Credit Agreement, we may only repurchase up to $5.0 million over the term of the agreement which ends on October 31, 2021.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2019, the end of the period covered by this interim report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2019.

Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated changes in our internal control over financial reporting that occurred during the third quarter of 2019. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer did not identify any change in our internal control over financial reporting during the third quarter of 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In April 2017, we launched AgilePlans, our all-inclusive connectivity-as-a-service, or CaaS, usage-based pricing model for our mini-VSAT broadband service. Under this CaaS model, we charge subscribers a monthly fee for satellite communication hardware, shipping and installation, maintenance and support, airtime and voice services, a service management portal and certain basic content services. AgilePlans customers do not make long-term commitments and can cancel their AgilePlans subscription service at any time. For 2018 and the nine months ended September 30, 2019, AgilePlans revenue comprised 4% and 9% of our total revenue, respectively. Under this model, we retain ownership of our satellite equipment and do not sell it to subscribers; accordingly, to the extent that customers continue to adopt this subscription model, our revenues from product sales will continue to decline, and our provision of this equipment to subscribers will continue to increase our capital expenditures, which over time will increase our operating expenses as we depreciate these assets. Similarly, revenues from other services included in the plans, which have previously been sold separately, will also decline. In May 2019, we sold our Videotel business and the services offered by the Videotel business have historically been included in our AgilePlans programs. Although we retained the right to continue to offer Videotel services as a part of our AgilePlans programs for a period of time, any discontinuation of the Videotel services may reduce the attractiveness of our AgilePlans programs. Although our goal with the AgilePlans pricing model is to increase the number of subscribers and thereby increase our overall mobile connectivity revenues, the pricing model is still relatively untested and may have unanticipated consequences for our business if adopted on a large scale. There can be no assurance that customers will continue to adopt the AgilePlans pricing model or that revenues from our AgilePlans will offset the loss of other revenue and increase our overall mobile connectivity revenues. Accordingly, an expansion of the AgilePlans pricing model may continue to lead to lower overall revenues in our mobile connectivity segment on either a short-term or long-term basis. Further, because we retain ownership of the satellite communications equipment provided to subscribers under the AgilePlans, we may incur increased costs, including write-offs seeking to recover equipment from any customers who may default on payment or transition to another service. Adoption of the same or similar pricing models by competitors may lead to significant price competition, which could also adversely affect our revenues.

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

Generally accepted accounting principles in the United States, or U.S. GAAP, are subject to modification and interpretation by the Financial Accounting Standards Board, or the FASB, the SEC, and other bodies formed to promulgate and interpret accounting principles. For example, in May 2014, the FASB issued Accounting Standards Codification Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), which substantially revised revenue recognition guidance under U.S. GAAP. We implemented this new revenue standard in the first quarter of 2018. The adoption of this new standard is having a material impact on our consolidated financial statements, including delays in recognition of revenue for certain mini-VSAT Broadband services and hardware contracts and balance sheet impacts relating to accounts receivable, contract assets and contract liabilities. These or other changes in accounting principles are adversely affecting our reported financial results, including a meaningful increase to our accumulated deficit upon adoption. Moreover, our system of internal controls was originally designed to address previous standards for revenue recognition (Topic 605), and the relatively minor modifications we have made to our internal controls to address the new standard may be insufficient to implement the new standard accurately or in full. In the third quarter of 2019, we identified an error relating to our treatment of sales-type leases of our marine mobile communications products, under which we had generally deferred recognition of product revenue and associated product costs rather than recognizing those items upon shipment. Although we determined that this error was immaterial to our financial statements, it is possible that our financial statements contain other errors that, if identified, would be material. Any insufficiencies or errors in implementation could lead to mistakes in, or delays in filing, our consolidated financial statements as well as deficiencies or weaknesses in our internal control over financial reporting and our disclosure controls and procedures, any of which could lead to additional accounting, legal and other expenses, potential restatements, loss of investor confidence, enforcement actions by governmental authorities, securities class actions and other adverse consequences.

Our revenues and results of operations have been and may continue to be adversely impacted by economic turmoil in the markets we serve, political events, macroeconomic conditions, credit tightening and associated declines in consumer and enterprise spending.

Economic conditions in the various geographic markets we serve have experienced significant turmoil over the last several years, including slow economic activity, tight credit markets, inflation and deflation concerns, low consumer confidence, limited capital spending, adverse business conditions, war and refugee crises in the Middle East and Europe, terrorist attacks, the anticipated departure of the United Kingdom from the European Union, leadership transitions in the United Kingdom, the changes in government priorities, trade wars, a government shutdown, gridlock from a divided Congress, and liquidity concerns. These factors vary in intensity by region. These conditions can make it difficult for businesses, governments and consumers to accurately forecast and plan future activities. Many governments, including the US government, are experiencing significant deficits that have caused and may continue to cause them to curtail spending significantly and/or reallocate funds away from defense programs. There can be no assurances that government programs to improve economic conditions will be effective. As a result of these and other factors, customers and government entities could continue to slow or suspend spending on our products and services. We may also incur increased credit losses and need to further increase our allowance for doubtful accounts, which would have a negative impact on our earnings and financial condition.

We cannot predict the timing, duration, or ultimate impact of the turmoil in our markets. We expect our business to continue to be adversely impacted by this turmoil to varying degrees and for varying amounts of time, in all our geographic markets.

We have a history of losses and are uncertain when we may regain profitability.

We recorded substantial losses from continuing operations in the nine months ended September 30, 2019 and in each of the last three fiscal years. We expect to incur substantial losses in the near future as we continue to bear the expenses of maintaining two satellite networks during the transition of our mini-VSAT customers from our legacy network to our new HTS network, as we increase satellite capacity to handle our growing subscriber base, as we continue to shift our business from a model based primarily on product sales to a model based primarily on recurring revenue, and as we continue to invest in research and development to improve our existing products and develop new products, including our photonic chip-based fiber optic gyro. In upcoming quarters, we expect to invest substantially in the development of our photonic chip-based fiber optic gyro in an effort to take advantage of opportunities we may have in the autonomous vehicle and other markets. We expect that, as we increase our investments in these and other areas, including, for example, our Internet of Things (IoT) product, our losses will grow. Moreover, the sale of our profitable Videotel business in May 2019 will complicate our ability to reduce our losses and regain profitability. Although the sale of the Videotel business generated substantial proceeds that enabled us to reduce our indebtedness, the net proceeds from the sale will allow us to continue to incur significant operating losses for only a limited period of time. In order to regain profitability, we must successfully complete the transition of our mini-VSAT customers to our HTS network and continue to introduce new and improved products in order to maintain and improve our competitive position and generate revenue. Our inability to accomplish any of these goals could have a material adverse effect on our revenues, profitability and cash flow, and we cannot assure you when, or whether, we will regain profitability.

Turmoil in U.S. trade policy, including changes to existing trade agreements and any resulting changes in international trade relations, may have a material adverse effect on us.

The U.S. administration is continuing to alter the U.S.’s approach to international trade, often in unpredictable ways, and is renegotiating, and may terminate, certain existing bilateral or multi-lateral trade agreements and treaties with foreign countries. In addition, the U.S. administration has imposed tariffs on certain foreign goods and may increase tariffs or impose new ones, and certain foreign governments have imposed retaliatory tariffs on certain U.S. goods and may increase tariffs or impose new ones. We derive a majority of our revenues from international sales, which makes us especially vulnerable to increased tariffs. The changes have created ongoing turmoil in international trade relations and it is unclear what future actions the U.S. government or foreign governments will or will not take with respect to tariffs or other international trade agreements and policies. Current trade negotiations may fail, which may exacerbate these risks. Ongoing or new trade wars or other governmental action related to tariffs or international trade agreements or policies could reduce demand for our products and services, increase our costs, reduce our profitability, adversely impact our supply chain or otherwise have a material adverse effect on our business and results of operations.

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

We must generate a certain level of sales of the TracPhone V-HTS series products and our mini-VSAT Broadband service in order to maintain or improve our service gross margins.

As a result of our mini-VSAT Broadband network infrastructure, our cost of service sales includes certain fixed costs that do not generally vary with the volume of service sales, and we have almost no ability to reduce these fixed costs in the short term. These fixed costs have increased significantly each year as we have further expanded our network to accommodate additional subscriber demand and/or coverage areas, and we expect that this trend will continue in the rest of 2019 and beyond, particularly as we expand our HTS network. If sales of our TracPhone V-HTS series products and the mini-VSAT Broadband service, including through our AgilePlans subscription model, do not generate the level of revenue that we expect or if those revenues decline, our service gross margins may continue to decline. As our market share has increased, we have also experienced a general increase in customer termination and suspension rates, compounded by accelerated declines in sales for vessels servicing the oil supply market with some bulk carriers, and lower unit sales of our mobile connectivity hardware, both in the United States and Europe. The failure to improve our mini-VSAT Broadband service gross margins and unit or subscriber sales would have a material adverse effect on our overall profitability.
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

The emergence of a competing small maritime VSAT antenna and complementary service or other similar service could reduce the competitive advantage we believe we currently enjoy with our smaller TracPhone V-HTS series antennas and Ku-band mini-VSAT Broadband service, or with our TracPhone V11-HTS antenna and our C/Ku-band mini-VSAT Broadband service.

Our TracPhone V-HTS and V-IP systems offer customers a range of benefits due to their integrated design, hardware costs that are lower than existing maritime Ku-band VSAT systems, and broadband technology. We currently compete against companies that offer established maritime Ku-band VSAT service using, in some cases, antennas 1-meter in diameter or larger. While we are unaware of any company offering a 37-cm VSAT solution comparable to our TracPhone V3-HTS, we are encountering regional competition from companies offering 60-cm VSAT systems and services, which are comparable in size to our TracPhone V7-HTS. Likewise, our TracPhone V11-HTS, at 1.1-meters in diameter, is approximately 85% smaller and lighter than competing C-band maritime VSAT systems, which use antennas in excess of 2.4-meters in diameter to provide similar global services. We are unaware of any competitor currently offering a similar size solution for global C-band coverage, but any introduction of such a product could adversely impact our success. In addition, other companies could replicate some of the distinguishing features of our TracPhone V-HTS series products, which could potentially reduce the appeal of our solution, increase price competition, and adversely affect sales. We compete against Inmarsat's Fleet Xpress service, a global Ka-band mobile VSAT service that Inmarsat claims is faster and has a lower price per megabit than existing Ku-band services. This service may continue to adversely impact sales of our mini-VSAT Broadband service and related equipment. Our arrangement to use the IntelsatOne Flex service for our HTS network is not exclusive, and competitors’ use of this service could also adversely impact sales. Moreover, consumers may choose other services such as FleetBroadband or Iridium OpenPort for their service coverage at potentially lower hardware costs despite higher service costs and slower data rates.

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

Research and development in our industry is inherently complex and uncertain, and our current and anticipated research and development projects may not achieve the results we seek. For example, we are currently investing in the development of a new, low-cost FOG for the autonomous vehicle market that will satisfy rigorous performance expectations but that can be manufactured at a significantly lower cost than our current FOGs. We plan to use a potentially significant portion of the proceeds from the sale of our Videotel business to substantially accelerate this development program. The autonomous vehicle market is extremely competitive and evolving rapidly, factors that may afford us only a brief window to develop and introduce a competitively priced product before customers make design choices that could limit our opportunities or exclude us from the market altogether. We are also seeking to develop enhancements to our current generation of TACNAV products. As with all development projects, we may encounter unforeseen technical challenges, delays, cost overruns, licensing requirements or other problems that prevent us from achieving our goals, as a result of which we could lose significant market opportunities. Our research and development expenses decreased 6% from 2017 to 2018, and increased 6% from the nine months ended September 30, 2018 to the nine months ended September 30, 2019.The capital resources that we can devote to our research and development efforts may be insufficient to achieve our goals. Our efforts may not result in any viable products or may result in products whose performance, features, price or availability may not be attractive to customers or which we cannot manufacture and sell profitably. As a result, our efforts may not result in products that generate meaningful revenues or earnings in the near term, or at all. We may expend a significant amount of resources in unsuccessful research and development efforts, and any failure to achieve our research and development goals may harm our reputation with customers or otherwise adversely affect our business, financial condition and results of operations.

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

These factors periodically cause substantial fluctuations in sales of our TACNAV and FOG products and services from period to period. For example, TACNAV product sales decreased $1.5 million, or 50%, from the nine months ended September 30, 2018 to the nine months ended September 30, 2019, and sales of our TACNAV products decreased $0.2 million, or 4%, from 2017 to 2018. Similarly, sales of our FOG products decreased $2.3 million, or 12%, from the nine months ended September 30, 2018 to the nine months ended September 30, 2019, and sales of our FOG products increased $7.2 million, or 37%, from 2017 to 2018. In October 2014, we received a $19.0 million TACNAV product and services contract with an international military customer which included program management and engineering services delivered through 2017 and hardware shipments that were completed in the third quarter of 2016. These types of large orders contribute to the unpredictability of our revenues from period to period. Government customers may change defense spending priorities at any time.

Sales of our FOG systems and TACNAV products generally consist of a few large orders, and the delay or cancellation of a single order will substantially reduce our net sales.

KVH products sold to customers in the defense industry are purchased through orders that can generally range in size from several hundred thousand dollars to several million dollars. For example, we received an order for FOG products of $4.0 million in October 2019 and orders for TACNAV products and services of $6.7 million and $3.5 million in September 2019 and April 2017, respectively. Orders of this size are often unpredictable and difficult to replicate. As a result, the delay or cancellation of a single order could materially reduce our net sales and results of operations. We routinely experience repeated and unanticipated delays in defense orders, which make our revenues and operating results less predictable. Because our inertial navigation products typically have relatively higher product gross margins than our mobile connectivity products, the loss of an order for inertial navigation products could have a disproportionately adverse effect on our results of operations.

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

We have significant operations in the United Kingdom, including the major portion of our KVH Media Group operations. The United Kingdom's intention to exit from the European Union, or Brexit, and the recent change in governmental leadership in the United Kingdom have caused significant political uncertainty in both the United Kingdom and the European Union. The impact of Brexit and the resulting turmoil on the political and economic future of the United Kingdom and the European Union is uncertain, and we may be adversely affected in ways we do not currently anticipate. Brexit may result in a significant change in the British regulatory environment, which would likely increase our compliance costs. Customers and other businesses may curtail expenditures, including for purchases of our products and services. We may find it more difficult to conduct business in the United Kingdom and the European Union, as Brexit may result in increased restrictions on the movement of capital, goods and personnel. Depending on the outcome of negotiations between the United Kingdom and the European Union regarding the terms of Brexit, we may decide to relocate or otherwise alter our European operations to respond to the new business, legal, regulatory, tax and trade environments that may result. Brexit may materially and adversely affect our relationships with customers, suppliers and employees and could result in decreased revenue, increased expenses, higher tariffs and taxes, and lower earnings and cash flow.

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

The agreements governing our secured credit facility subject us to various financial and other affirmative and negative covenants with which we must comply on an ongoing or periodic basis. These include covenants pertaining to a maximum consolidated leverage ratio and a minimum consolidated fixed charge coverage ratio and covenants requiring the mandatory prepayment of amounts outstanding under the revolver under specified circumstances, including (i) 100% of the net cash proceeds from certain dispositions to the extent not reinvested in our business within a stated period, (ii) 50% of the net cash proceeds from stated equity issuances, and (iii) 100% of the net cash proceeds from certain receipts above certain threshold amounts outside the ordinary course of business. The consolidated leverage ratio may not be greater than 2.75:1.00 and declines to 2.50:1.00 on December 31, 2019 and to 2.00:1.00 on December 31, 2020. The consolidated fixed charge coverage ratio may not be less than 1.25:1.00. If we violate any of these covenants, any outstanding debt under our secured credit facility could become immediately due and payable, our lenders could proceed against any collateral securing such indebtedness, and our ability to borrow additional funds in the future could be limited or terminated. Alternatively, we could be forced to refinance or renegotiate the terms and conditions of our secured credit facility, including the interest rates, financial and restrictive covenants and security requirements of the secured credit facility, on terms that may be significantly less favorable to us.

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

Our mini-VSAT Broadband service relies on broadband communications technology developed by ViaSat and Intelsat for use with satellite capacity controlled by SES, Eutelsat, Sky Perfect-JSAT, Telesat, Echostar, Intelsat and Star One. Our TracPhone broadband satellite terminals combine our stabilized antenna technology with this third-party mobile broadband technology, including modems, to provide two-way broadband Internet service. This third-party technology is also integrated within the satellite hubs that support this service. Sales of the TracPhone V-HTS series products and our mini-VSAT Broadband service could be disrupted if we fail to receive approval from regulatory authorities to provide our service in the waters of various countries where our customers operate or if there are issues with the availability of the third-party hardware. Moreover, satellite communications technology may continue to evolve, which could reduce the relative attractiveness of the third-party technology we currently offer, and the hardware we use may cease to be compatible with changes in satellite service offerings. As we transition customers to our new HTS service over the next several years, we may encounter technological challenges, increased expenses, customer dissatisfaction, inventory obsolescence, interruptions in supply, disruptions in current relationships or arrangements and unforeseen obstacles, any of which could have a material adverse effect on our mobile satellite business, revenues and profitability.

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

Historically, sales to customers outside the United States have accounted for a significant portion of our net sales. We derived 53%, 57%, 57%, and 58% of our revenues in the nine months ended September 30, 2019 and the years ended December 31, 2018, 2017, and 2016, respectively, from sales to customers outside the United States. We have foreign sales offices in Denmark, the United Kingdom, Singapore, Hong Kong, Japan, Norway, Cyprus and the Philippines, as well as a subsidiary in Brazil that manages local sales. However, aside from these international sales offices, substantially all of our personnel and operations, particularly for our mobile connectivity equipment business and our inertial navigation business, are located in the United States. Our limited operations in foreign countries may impair our ability to compete successfully in international markets and to meet the service and support needs of our customers in countries where we have little to no infrastructure. We are subject to a number of risks associated with our international business activities, which may increase our costs and require significant management attention. These risks include:

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

We may have liabilities under our agreements with Oakley Capital and its affiliates (together, “Oakley”) regarding the sale of our Videotel business, including purchase price adjustments for indebtedness and any shortfall in working capital below a specified amount. These adjustments could be material. As of September 30, 2019, we had reserved $1.1 million with respect to a potential working capital adjustment liability. In these agreements, we made certain warranties about the Videotel business, including general commercial warranties, warranties regarding tax matters and warranties regarding capacity and title. We also generally indemnified Oakley for the pre-closing taxes of the Videotel business. Although we negotiated for certain limitations on our liability for these matters, including certain limits regarding the periods during which claims for breach may be asserted and certain caps on our maximum potential liability, our exposure is still substantial. If we are found to have breached any of our warranties or to have failed to fulfill our tax obligations, we may have to pay damages or take other remedial measures, either of which could have a material adverse effect on our business, financial condition and cash flow.

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

Our stock price has historically been volatile. During the period from January 1, 2016 to September 30, 2019, the trading price of our common stock ranged from $7.31 to $14.15. Many factors may cause the market price of our common stock to fluctuate, including:

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

We are subject to income taxes and other taxes in both the U.S. and the foreign jurisdictions in which we currently operate. The determination of our worldwide provision for income taxes and current and deferred tax assets and liabilities requires significant judgment and estimation. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. We are subject to regular review and audit by both domestic and foreign tax authorities and to the prospective and retrospective effects of changing tax regulations and legislation. Although we believe our tax estimates are reasonable, the ultimate tax outcome may materially differ from the tax amounts recorded in our consolidated financial statements and may materially affect our income tax benefit or expense, net loss or income, and cash flows in the period in which such determination is made. As of September 30, 2019, we had liabilities for uncertain tax positions of $0.7 million.

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

On November 26, 2008, our Board of Directors authorized a program to repurchase up to one million shares of our common stock. As of September 30, 2019, 341,000 shares of common stock remained available for repurchase under the program. The repurchase program was funded using our existing cash, cash equivalents, marketable securities, and future cash flows. Under the repurchase program, at management’s discretion, we could repurchase shares on the open market from time to time, in privately negotiated transactions or block transactions, or through an accelerated repurchase agreement. The timing of such repurchases depended on availability of shares, price, market conditions, alternative uses of capital, and applicable regulatory requirements. The program was superseded on October 4, 2019, as described below. There were no other repurchase programs outstanding during the three months ended September 30, 2019, and no repurchase programs expired during the period.

We did not repurchase any shares of our common stock in open market transactions during the nine months ended September 30, 2019.

During the three months ended September 30, 2019, no vested restricted shares were surrendered to us in satisfaction of tax withholding obligations.

On October 4, 2019, our Board of Directors authorized a share repurchase program pursuant to which we may purchase up to an additional 1,000,000 shares of our common stock. The repurchase program is expected to be funded using our existing cash, cash equivalents, marketable securities and future cash flows. Under the repurchase program, we, at management’s discretion, may repurchase shares on the open market from time to time, in privately negotiated transactions or block transactions, or through an accelerated repurchase agreement. The timing of such repurchases depends on availability of shares, price, market conditions, alternative uses of capital, and applicable regulatory requirements. The program may be modified, suspended or terminated at any time without prior notice. The repurchase program has a duration of one year. Under our 2018 Credit Agreement, we may only repurchase up to $5.0 million over the term of the agreement which ends on October 31, 2021.

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

101
The following financial information from KVH Industries, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets (unaudited), (ii) the Consolidated Statements of Operations (unaudited), (iii) the Consolidated Statements of Comprehensive Income (Loss) (unaudited), (iv) the Consolidated Statement of Stockholder's Equity (unaudited), (v) the Consolidated Statements of Cash Flows (unaudited), and (vi) the Notes to Consolidated Financial Statements (unaudited).
		X

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 30, 2019

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

101
The following financial information from KVH Industries, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets (unaudited), (ii) the Consolidated Statements of Operations (unaudited), (iii) the Consolidated Statements of Comprehensive Income (Loss) (unaudited), (iv) the Consolidated Statement of Stockholder's Equity (unaudited), (v) the Consolidated Statements of Cash Flows (unaudited), and (vi) the Notes to Consolidated Financial Statements (unaudited).
		X