Form 10-K
period 2019-12-31
KVH INDUSTRIES INC \DE\
filed 2020-02-28
CIK 1007587

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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
(401) 847-3327
(Registrant’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value per share	KVHI	The Nasdaq Stock Market LLC (Nasdaq Global Select Market)
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

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

As of June 30, 2019, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $167,642,021 based on the closing sale price of $10.87 per share as reported on the Nasdaq Global Select Market. Shares of common stock held by executive officers and directors of the registrant and their affiliates have been excluded from this calculation because such persons may be deemed affiliates. As of February 24, 2020, the registrant had 17,966,005 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement relating to its 2020 Annual Meeting of Stockholders are incorporated herein by reference in Part III.

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

Additional Information Available

Our principal Internet address is www.kvh.com. Our website provides a hyperlink to a third-party website through which our annual, quarterly, and current reports, as well as amendments to those reports, are available free of charge. We believe these reports are made available as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC. We do not provide any information regarding our SEC filings directly to the third-party website, and we do not check its accuracy or completeness. The SEC maintains an Internet site at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

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

During the second quarter of 2019, we sold Videotel, which provided eLearning computer-based training, to an affiliate of Oakley Capital. We determined that the sale met the requirements for reporting as discontinued operations in accordance with Financial Accounting Standards Board Accounting Standards Codification (ASC) 205-20. Accordingly, we have classified the results of the Videotel business as discontinued operations in our financial statements.

We are headquartered in Middletown, Rhode Island, with active operations in Denmark, the State of Illinois, Norway, Singapore, and the United Kingdom. KVH is a Delaware corporation formed in 1985.

Our Business Segments

Segment	Primary Products	Major Brands	2019 Net Sales (1)
Mobile connectivity	Satellite television and internet solutions and media and content delivery solutions	TracVision® TracPhone® CommBox TM Mini-VSAT Broadband SM IP-MobileCast TM KVH OneCare TM NEWSLink TM AgilePlans TM	$122,015
Inertial navigation	Digital compass and fiber optic gyro-based navigation and guidance systems	TACNAV®	35,878
		Total	$157,893
(1) Amounts in thousands
Mobile Connectivity Segment

The mobile connectivity segment primarily manufactures and distributes a comprehensive family of mobile satellite antenna products and services that provide access to the Internet and voice services while on the move. Product sales within the mobile connectivity segment accounted for 20% of our consolidated net sales for both 2019 and 2018. Sales of mini-VSAT Broadband airtime service accounted for 48% and 46% of our consolidated net sales for 2019 and 2018, respectively. Sales of content services within the mobile connectivity segment accounted for 6% and 7% of our consolidated net sales for 2019 and 2018, respectively.

In the global maritime market, we believe that there is significant demand for mobile access to television, the Internet, voice services, entertainment content, and operational services such as navigation chart updates, weather services, and voyage optimization. For both maritime and onshore customers that want to access live television while on the move, we offer a comprehensive family of mobile satellite antenna products marketed under the TracVision brand. For access to the Internet and voice services while on the move, which we refer to collectively as our airtime services, we offer a family of mobile satellite antenna products and communication services marketed under the brands mini-VSAT Broadband and TracPhone, respectively. The network infrastructure that we have developed to support our airtime services also supports the delivery of other value-added services such as our IP-MobileCast content delivery service for both entertainment and operational needs.

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

Satellite Internet and Phone. Our mini-VSAT Broadband network offers an end-to-end solution for offshore mobile connectivity. This unified C/Ku-band Broadband service enables us to offer commercial, leisure, and government customers an integrated hardware and service solution for mobile communications and seamless region-to-region roaming. We design and manufacture the onboard TracPhone terminals, own hub equipment installed in leased earth stations, lease the satellite capacity, manage the network through third-party service providers, and provide 24/7/365 after-sale support. Because we manufacture the onboard hardware, we can integrate the full rack of discrete below decks equipment typically used on traditional VSAT systems into a single, streamlined unit that is significantly easier to deploy than competing VSAT solutions. Our mini-VSAT Broadband network utilizes advanced next-generation high-throughput satellites (HTS) capabilities offered by Intelsat Epic satellite services and SKY Perfect JSAT, as well as ArcLight spread spectrum modem technology developed by ViaSat.

Our approach allowed us to develop and bring to market our TracPhone V series of terminals. Our 60-cm diameter TracPhone V7-HTS Ku-band antenna is 85% smaller by volume and 75% lighter than alternative 1-meter diameter VSAT antennas and is designed to deliver faster data speeds globally to the maritime market. We are able to offer download/upload speeds as fast as 10 megabits per second (Mbps)/3 Mbps.

In October 2018, we introduced our 37-cm diameter TracPhone V3-HTS Ku-band antenna, which is practical for use on smaller vessels as well as land vehicles. We believe that the TracPhone V3-HTS is the world’s fastest, lightest, ultra-compact Ku-band marine VSAT antenna. Weighing 11 kg (25 lbs.), the TracPhone V3-HTS is smaller than any other Ku-band marine satellite communications antenna currently on the market and is designed to provide faster data speeds (5 Mbps download/2 Mbps upload) than some larger marine satellite antennas.

In March 2019, we introduced the TracPhone V11-HTS, which we believe is the world’s fastest 1 meter Ku/C-band maritime VSAT antenna, designed to deliver data speeds as fast as 20 Mbps download/3 Mbps upload to commercial maritime vessels and superyachts around the world. The fast data speeds support the critical needs of commercial ships today for operations, Internet of Things (IoT) applications, and crew connectivity. Superyacht guests can now enjoy fast connectivity for streaming HD content and accessing Internet and social media platforms at sea.

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

VSAT Deployments. We are actively engaged in sales efforts for the TracPhone HTS Series and mini-VSAT Broadband service to government agencies for maritime, military, and emergency responder use. We also continue to expand our ability to support the commercial maritime market. For example, in December 2018, we completed the deployment of 45 TracPhone V7-HTS systems on Transpetro oil and gas tankers.

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

In September 2019, we started offering Iridium Certus, a next-generation L-band solution providing pole-to-pole global coverage. As a companion to our VSAT systems, the Iridium Certus 38-cm diameter Cobham Sailor 4300 antenna provides L-band data speeds of 352 Kbps download/176 Kbps upload. Optional routing enables onboard data to switch between our mini-VSAT Broadband service and Iridium Certus.

In addition to our TracPhone VSAT products and mini-VSAT Broadband service, we also offer a family of Inmarsat-compatible TracPhone products that provide in-motion access to global satellite communications. These products rely on services offered by Inmarsat, a satellite service provider that supports links for phone, fax, and data communications as fast as 432 Kbps. The TracPhone FB250, FB500, and FleetOne antennas use the Inmarsat FleetBroadband service to offer voice and Internet service. The TracPhone FB250, FB500 and FleetOne products are manufactured by Thrane & Thrane A/S of Denmark (acquired by Cobham) and distributed on an OEM basis by us in North America under our TracPhone brand and distributed in other markets on a non-exclusive basis.

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

Our TracVision HD-series satellite TV antennas are designed to offer a high definition TV experience comparable to that available to a home DIRECTV HDTV subscriber. Our TracVision HD7 uses a 60-cm diameter satellite TV antenna to receive signals from two DIRECTV Ka-band satellites and one DIRECTV Ku-band satellite simultaneously. It includes an IP-enabled antenna control unit as well as an optional antenna control unit via a free TracVision application for use on an Apple iPhone or iPad. We believe the TracVision HD7 was the first marine antenna to offer this combination of capabilities. Our TracVision HD11 offers a worldwide satellite TV capability through the use of a 1-meter diameter antenna and a global low noise block (LNB) designed for use with the majority of direct-to-home satellite TV services. As a result, it is able to receive all Ku-band and DIRECTV Ka-band satellite television signals without changing hardware elements. The Ku-band also works with modern satellite television services currently available throughout the world. The Ka-band receives DIRECTV HDTV. Like the TracVision HD7, the TracVision HD11 features an optional application for the Apple iPhone or iPad to provide easy control of the system.

In October 2019, we launched the TracVision UHD7, a high-performance 60 cm (24 inch) marine satellite TV antenna designed to provide boat owners, charter yacht guests, and commercial vessel crews with access to ultra high-definition (UHD) and 4K programming from DIRECTV as well as regular HD programming from other leading satellite TV providers.

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

Airtime Services

In addition to our mobile satellite antenna hardware and software, we offer airtime plans that enable customers to obtain Internet and voice services. We offer a variety of rate plans that are flexible to meet the customer's needs. The key features of the mini-VSAT Broadband service are usage-based airtime plans, a network management portal and a comprehensive global customer support program. Our usage-based plans are designed around each vessel's monthly data requirements for operational and crew needs. Our network management portal, myKVH, is a secure portal that enables a ship operator to manage network usage by vessel or by individual crew members by allocating operational and crew data caps while receiving customized usage alerts. For customers that want the certainty of a fixed monthly price, we offer fixed rate plans that vary depending on data speeds and include protocol restrictions, such as limiting streaming of video content. User speeds are also restricted but not stopped when users reach established data use thresholds. In addition, we offer multiple usage plans that are either billed monthly based on the data consumed without any application or protocol blocking or based on a monthly minimum data quota with the option to add more data for an incremental charge.

In April 2017, we launched a new mini-VSAT Broadband service offering, AgilePlans. AgilePlans is our all-inclusive connectivity-as-a-service, or CaaS, usage-based pricing model for commercial maritime customers of our mini-VSAT broadband service. Under this CaaS model, we charge subscribers a monthly fee in exchange for which we provide satellite communication hardware, shipping and installation, maintenance and support, airtime and voice services, a service management portal and certain basic content services with no minimum commitment. We offer AgilePlan customers a variety of airtime data plans with varying data allotments and fixed data usage levels with our exclusive dual-channel configuration with hybrid airtime plans delivering both a high-speed channel and an unlimited use data channel. Under our CaaS model, we retain ownership of our satellite equipment and do not sell it to subscribers, who must return the hardware to us if they terminate our service. We expect that, as customers subscribe to our AgilePlans service, our revenues from product sales will continue to decline, and our provision of this equipment to subscribers will continue to increase our capital expenditures, which over time will continue to increase our costs of service sales as we depreciate these assets.

In June 2019, we launched KVH Watch, the maritime industry’s only all-inclusive, no-commitment, Internet of Things (IoT) Connectivity as a Service program utilizing global VSAT communications. KVH WatchTM is designed as the connectivity solution for remote equipment monitoring and intervention by maritime equipment manufacturers and IoT application providers. With remote monitoring, manufacturers can more easily act in real time, reducing expensive service calls and improving equipment performance for the maritime operation.

The bandwidth speeds offered by the Ku-band satellites also permit faster data rates than those supported by Inmarsat’s L-band satellites. TracPhone V11-HTS customers may select service packages with Internet data connections offering shore-to-ship satellite data rates as fast as 20 Mbps, and ship-to-shore satellite data rates as fast as 3 Mbps. The V7-HTS offers shore-to-ship satellite data rates as fast as 10 Mbps and ship-to-shore data rates as fast as 3 Mbps. The TracPhone V3-HTS, due to its smaller dish diameter, offers shore-to-ship satellite data rates as fast as 5 Mbps and ship-to-shore data rates as fast as 2 Mbps. In addition, subscriptions include Voice over Internet Protocol (VoIP) telephone services designed for use over satellite connections. The TracPhone V11-HTS and V7-HTS can support two or more simultaneous calls while the TracPhone V3-HTS can support one call at a time.

Our legacy mini-VSAT Broadband network currently uses a combination of 23 Ku-band transponders on 19 satellites to provide Ku-band coverage throughout the northern hemisphere, around the continents in the southern hemisphere, and C-band coverage world-wide. Of the 23 Ku-band transponders, we directly contract for eight as of January 1, 2020, and we directly contract for three global C-band transponders. The remaining Ku-band transponders are contracted by ViaSat. Under the terms of our revenue-sharing arrangement with ViaSat, expansions of our ViaSat network position us to earn revenue not only from the maritime and land-based use of the mini-VSAT Broadband service but also from aeronautical platforms that roam throughout our network. In November 2018, we renewed our contract with ViaSat until the end of 2021. The new contract includes an obligation to make certain minimum quarterly payments to ViaSat that decline over the contract period. After this contract period, a one-year notice is required to terminate the agreement. As part of the agreement, starting January 1, 2019, we reduced the number of Ku-band transponders which we directly contract for from fourteen to eight.

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

Sale of Videotel - Discontinued Operations

On May 13, 2019, we sold all of the issued share capital of Super Dragon Limited and Videotel Marine Asia Limited (together referred to as Videotel) for $89.4 million in cash, on a cash-free, debt-free basis, subject to a working capital adjustment. Videotel comprised our maritime training business, which offered video, animation, eLearning computer-based training and interactive distance learning services to the maritime industry. The sale was completed immediately upon execution of definitive agreements. Please see Notes 1 and 18 of our accompanying financial statements for further information.

Content Services

As part of our mobile connectivity segment, we offer a variety of value-added services to our maritime customers as well as news content to our hotel customers and radio content to a small number of retail customers. The vast majority of these value-added services are subscription-based.

Our KVH Media Group, which is based in the United Kingdom, distributes commercially licensed entertainment, including news, sports, music, and movies, to commercial and leisure customers in the maritime, hotel, and retail markets. Sales from KVH Media Group are included in our mobile connectivity service sales as part of content service sales. Our "news from home" digital newspaper service includes more than 100 daily newspapers in more than 20 languages that at the end of 2019 was delivered to more than 8,000 commercial ships, hotels, and cruise ships. The digital content can be printed onboard or viewed on a tablet, smartphone, or laptop. For movie and television content, we are an approved distributor of licensed content for certain Hollywood, Bollywood, and independent studios worldwide.

In January 2020, we decided to rebrand IP-Mobilecast to KVH Link. We offer a content subscription service called KVH Link, delivered by IP-MobileCast wherein content and data files are transmitted using multicast technology across our global satellite networks to every vessel or mobile vehicle that has an active, compatible TracPhone V series, V-IP series, or V-HTS series terminal. This delivery mechanism reduces the amount of bandwidth required to transmit large files to a large population of customers. Before multicasting, large data files were generally transmitted across satellite networks “on demand” or unicast, which consumes significant bandwidth. The content is either stored on the terminal itself or on a KVH-supplied media server, which is required for digital rights managed content such as movies. Copyright law requires permission from the rights holder for exhibitions of copyrighted film and television. Historically, studios have granted KVH Media Group permission to license non-theatrical exhibitions aboard ships. While traditionally we licensed this content to commercial maritime customers primarily through the distribution of DVDs, we have now also automated the transmission of this type of entertainment via KVH Link.

Customers that subscribe to one of our entertainment packages generally receive a variety of movie and television content that is cached locally onboard. We transmit local "news from home" and international news segments in a variety of languages on a monthly basis, a library of movies plus daily sports, news clips and special programming such as the highlights of sporting events.

Inertial Navigation Segment

We offer a portfolio of digital compass and fiber optic gyro (FOG)-based systems that address the rigorous requirements of military and commercial customers. Our systems provide reliable, easy-to-use and continuously available navigation and pointing data. Our guidance and stabilization products include our FOG-based inertial measurement units (IMUs) for precision guidance, FOGs for tactical navigation as well as pointing and stabilization systems, and digital compasses that provide accurate heading information for demanding applications. Sales of FOG-based guidance and navigation systems within the inertial navigation segment accounted for 16% and 17% of our consolidated net sales for 2019 and 2018, respectively. Sales of tactical guidance and navigation systems within the inertial navigation segment accounted for 3% of our consolidated net sales for both 2019 and 2018.

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

The DSP-1750, which we believe to be the world’s smallest high-performance FOG, uses our E·CoreTM ThinFiber technology. This thin fiber, which is produced at our Tinley Park, Illinois manufacturing facility, is only 170 microns in diameter, enabling longer lengths of fiber to be wound into smaller housings. Since the length of the fiber used in a FOG directly relates to gyro accuracy and performance, this technology enables us to produce smaller and more accurate gyros. The small size and weight of the DSP-1750 make it well suited for applications with size and weight restrictions, such as night vision and thermal imaging systems, aircraft-mounted gimbaled cameras for law enforcement and homeland security, and shipboard optical systems.

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

Our GEO-FOG 3D and GEO-FOG 3D Dual inertial navigation systems offer roll, pitch and heading accuracies of 0.05 degrees for demanding applications in unmanned, autonomous and manned aerial platforms. These systems combine our 1750 IMU technology with centimeter-level precise GNSS receivers, a 3-axis magnetometer and a barometric pressure sensor.

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

Tactical Navigation

Our TACNAV® tactical navigation product line employs digital compass sensors and KVH FOGs to offer vehicle-based navigation and pointing systems with a range of capabilities, including Global Positioning Systems / Global Navigation Satellite System (GPS/GNSS) backup and enhancement, vehicle position, hull azimuth and navigation displays. Because our digital compass products measure the earth’s magnetic field rather than detect satellite signals from the GPS/GNSS, they are not susceptible to GPS/GNSS jamming devices.

TACNAV systems vary in size and complexity to suit a wide range of vehicles. Our TACNAV Light, including a version with embedded GPS/GNSS, is low-cost, digital compass-based battlefield navigation system specifically designed for non-turreted vehicles, such as high mobility multi-wheeled vehicles (HMMWVs) and trucks. Our TACNAV TLS, a digital compass-based tactical navigation and targeting system, offers a FOG upgrade for enhanced accuracy designed for turreted vehicles, including reconnaissance vehicles, armored personnel carriers, and light armored vehicles. Our TACNAV II Fiber Optic Gyro Navigation system offers a compact design, continuous output of heading and pointing data, and a flexible architecture that allows it to function as either a stand-alone navigation module or as the central component of an expanded, multifunctional navigation system. Our FOG-based TACNAV 3D product provides full three-dimensional navigation. The TACNAV 3D is fitted with an Iridium transceiver to transmit and receive vehicle position, waypoint, and target location to or from a command center or other vehicle. The system also allows messages to be received from battlefield management systems. The TACNAV Moving Map Display offers real-time moving map technology and an easy-to-use graphical navigation capability for military vehicles. It is compatible with existing and future TACNAV systems, provides a high-bright display for outdoor viewing, and dims to support low-light tactical operations.

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

Sales, Marketing and Support

Our sales, marketing and support efforts target markets that are substantial and complex, and require in many cases networks of intermediaries, such as dealers, distributors, airtime service providers, and manufacturers' representatives, to reach our ultimate customers. These sales channels vary and evolve from time to time, but currently include targeted efforts to reach the commercial and leisure maritime markets; the recreational vehicle (RV), high-end automotive and bus markets; and the commercial, industrial, and government markets. As our business evolves, we may pursue additional sales channels, including direct sales, in various markets. We believe our brands are well known and well respected by customers within their respective niches. These brands include:

•	TracVision - satellite television systems for vessels and vehicles

•	TracPhone - two-way satellite communications systems

•	mini-VSAT Broadband - mobile satellite communications network and value added services such as VoIP, data management, content and content delivery

•	KVH Link - content delivery service by IP-Mobilecast

•	NEWSlink - maritime news delivery service through a variety of means

•	SPORTSlink - sporting content delivered through a variety of means

•	TVlink - television programming delivered through a variety of means

•	MOVIElink - movie distribution through a variety of means

•	CommBox - data management software for maritime communications

•	TACNAV - tactical navigation systems for military vehicles

•	KVH OneCare - services and support for the mini-VSAT Broadband solution

•	AgilePlans by KVH - Connectivity as a Service Program

•	KVH Watch - IoT Connectivity as a Service

•	KVH Elite - dedicated bandwidth for HD-quality streaming

We sell our mobile connectivity products directly and through an international network of independent retailers, chain stores, distributors, and service providers as well as to manufacturers of vessels, maritime equipment, and vehicles.

We sell news, sports, and entertainment media content directly through our KVH Media Group, headquartered in Leeds, England.

Our European headquarters, which is located in Denmark, coordinates our sales, marketing, and support efforts for our mobile connectivity products in Europe, the Middle East, and Africa. Our Asia-Pacific headquarters are managed through our office in Singapore.

We sell our inertial navigation products directly to U.S. and foreign governments and government contractors, as well as through an international network of authorized independent sales representatives. This network also sells our FOG products to commercial and industrial customers.

Backlog

Backlog is not a meaningful indicator for predicting revenue in future periods. Commercial resellers for our mobile connectivity products and legacy products typically do not carry extensive inventories and rely on us to ship products quickly. Generally, due to the rapid delivery of our commercial products, our backlog for those products is not significant. As of December 31, 2019, we had over 100 TracPhone HTS units in backlog to be shipped through 2020.

Our backlog for all products and services was $19.5 million and $14.5 million on December 31, 2019 and 2018, respectively. As of December 31, 2019, $15.0 million of our backlog was scheduled for fulfillment in 2020 and $4.5 million was scheduled for fulfillment in 2021 through 2028. The increase in backlog of $5.0 million from December 31, 2018 to December 31, 2019 was primarily the result of a $3.8 million increase in FOG product orders and a $3.5 million increase in TACNAV product orders, which were partially offset by a $1.6 million decrease in mobile connectivity product orders and a $0.9 million decrease in contracted engineering services.

Backlog consists of orders evidenced by written agreements and specified delivery dates for customers who are acceptable credit risks. We do not include satellite connectivity or media content service sales in our backlog even though many of our satellite connectivity and media content customers have signed annual or multi-year service contracts providing for a fixed monthly fee. Military orders included in backlog are generally subject to cancellation for the convenience of the customer. When orders are canceled, we generally recover actual costs incurred through the date of cancellation and the costs resulting from termination. As of December 31, 2019, our backlog included $3.6 million in orders that are subject to cancellation for convenience by the customer. Individual orders for inertial navigation products are often large and may require procurement of specialized long-lead components and allocation of manufacturing resources. The complexity of planning and executing larger orders generally requires customers to order well in advance of the required delivery date, resulting in backlog.

Intellectual Property

Our ability to compete effectively depends to a significant extent on our ability to protect our proprietary information. We rely primarily on patent, copyright and trade secret laws, confidentiality procedures, and licensing arrangements to protect our intellectual property rights. We own 28 U.S. and foreign patents and have 32 additional patent applications that are currently pending. We also register our trademarks in the United States and other key markets where we do business. Our patents will expire at various dates between July 2020 and September 2036. We enter into confidentiality agreements with our consultants, key employees, and sales representatives and maintain controls over access to and distribution of our technology, software, and other proprietary information. The steps we have taken to protect our technology may be inadequate to prevent others from using what we regard as our technology to compete with us.

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

In the marine market for high-speed voice, fax, data, and Internet services, we compete primarily with Inmarsat, Marlink, Speedcast, Network Innovations, Global Eagle Entertainment, and Isotropic Network. We also face competition from providers of low-speed data services, which include Inmarsat, Globalstar LP, and Iridium Satellite LLC.

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

In the inertial navigation markets, we compete primarily with Honeywell International Inc., Northrop Grumman Corporation, Goodrich Aerospace, IAI, Fizoptica, SAGEM, and Systron Donner Inertial (purchased by EMCORE in 2019). We believe the principal competitive factors in these markets are performance, size, reliability, durability, and price.

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

Research and Development

Focused investments in research and development are critical to our future growth and competitive position in the marketplace. Our research and development efforts are directly related to timely development of new and enhanced products and services that are central to our core business strategy. The industries in which we compete are subject to rapid technological developments, evolving industry standards, changes in customer requirements, and new product and service introductions and enhancements. As a result, our success depends in part upon our ability, on a cost-effective and timely basis, to continue to enhance our existing products and to develop and introduce new products and services that improve performance and meet customers’ operational and cost requirements. Our current research and development efforts include projects to achieve additional cost reductions in our products and the development of new products and services for our existing marine and land mobile communications markets, and navigation, guidance, and stabilization application markets. For example:

•	In March 2019, we released the TracPhone V11-HTS, which we believe is the world’s fastest 1-meter Ku/C-band maritime VSAT antenna for global connectivity.

•	In June 2019, we introduced KVH Watch, our new Internet of Things (IoT) Connectivity as a Service program for maritime applications utilizing our global VSAT communications.

•	In October 2019, we released the TracVision UHD7 for Ultra High-definition 4K TV entertainment at sea.

•	We continued to develop our Photonics Integrated Chip, a key component in a low-cost FOG for the self-driving automobile market.

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

Employees

On December 31, 2019, we employed 604 total employees, including 581 full-time employees. We employ part-time employees as well as temporary or contract personnel, when necessary, to provide short-term and/or specialized support for production and other functional projects.

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

We recorded substantial losses from continuing operations in 2019 and in each of the last three fiscal years. We expect to incur substantial losses in the near future as we continue to bear the expenses of maintaining two satellite networks during the transition of our mini-VSAT customers from our legacy network to our HTS network, as we increase satellite capacity to handle our growing subscriber base, as we continue to shift our business from a model based primarily on product sales to a model based primarily on recurring revenue, and as we continue to invest in research and development to improve our existing products and develop new products, including our photonic chip-based fiber optic gyro. In upcoming quarters, we expect to invest substantially in the development of our photonic chip-based fiber optic gyro in an effort to take advantage of opportunities we may have in the autonomous vehicle and other markets. We expect that, as we increase our investments in these and other areas, including, for example, our Internet of Things (IoT) product, our losses will grow. Moreover, the sale of our profitable Videotel business in May 2019 will complicate our ability to reduce our losses and regain profitability. Although the sale of the Videotel business generated substantial proceeds that enabled us to reduce our indebtedness, the net proceeds from the sale will allow us to continue to incur significant operating losses for only a limited period of time. In order to regain profitability, we must successfully complete the transition of our mini-VSAT customers to our HTS network and continue to introduce new and improved products in order to maintain and improve our competitive position and generate revenue. Our inability to accomplish any of these goals could have a material adverse effect on our revenues, profitability and cash flow, and we cannot assure you when, or whether, we will regain profitability.

We expect that our AgilePlans pricing model for our mini-VSAT broadband business will continue to adversely affect our revenues at least in the short term.

In April 2017, we launched AgilePlans, our all-inclusive connectivity-as-a-service, or CaaS, usage-based pricing model for our mini-VSAT broadband service. Under this CaaS model, we charge subscribers a monthly fee for satellite communication hardware, shipping and installation, maintenance and support, airtime and voice services, a service management portal and certain basic content services. AgilePlans customers do not make long-term commitments and can cancel their AgilePlans subscription service at any time. In 2019, AgilePlans revenue comprised 10% of our total revenue. Under this model, we retain ownership of our satellite equipment and do not sell it to subscribers; accordingly, to the extent that customers continue to adopt this subscription model, our revenues from product sales will continue to decline, and our provision of this equipment to subscribers will continue to increase our capital expenditures, which over time will increase our operating expenses as we depreciate these assets. Similarly, revenues from other services included in the plans, which have previously been sold separately, will also decline. In May 2019, we sold our Videotel business and the services offered by the Videotel business have historically been included in our AgilePlans programs. Although we retained the right to continue to offer Videotel services as a part of our AgilePlans programs for a period of time, any discontinuation of the Videotel services may reduce the attractiveness of our AgilePlans programs. Although our goal with the AgilePlans pricing model is to increase the number of subscribers and thereby increase our overall mobile connectivity revenues, the pricing model is still relatively untested and may have unanticipated consequences for our business if adopted on a large scale. There can be no assurance that customers will continue to adopt the AgilePlans pricing model or that revenues from our AgilePlans will offset the loss of other revenue and increase our overall mobile connectivity revenues. Accordingly, an expansion of the AgilePlans pricing model may continue to lead to lower overall revenues in our mobile connectivity segment on either a short-term or long-term basis. Further, because we retain ownership of the satellite communications equipment provided to subscribers under the AgilePlans, we may incur increased costs, including write-offs seeking to recover equipment from any customers who may default on payment or transition to another service. Adoption of the same or similar pricing models by competitors may lead to significant price competition, which could also adversely affect our revenues.

The launch of our high-throughput satellite network is causing us to incur significant additional operating costs and may create technical challenges and management distraction that will adversely affect our operating profit.

In November 2017, we launched our high-throughput satellite, or HTS, communications service that uses Intelsat’s Global IntelsatOne Flex managed services and SKY-Perfect JSAT capacity. We also operate a global network of leased satellite transponders and terrestrial teleports in cooperation with ViaSat, Inc. We anticipate that the HTS network may eventually significantly reduce costs and enhance the capabilities of the satellite communications services that we offer to our customers. In the near term, however, the launch of the HTS network has resulted and will result in additional operating costs arising from the need to operate both the HTS network and the legacy network. The operation of the HTS network may also present technical challenges arising from Intelsat’s use of the relatively new iDirect Velocity technology for the coding and modulation of satellite signals. Further, the operational requirements associated with the HTS network may continue to require significant attention from our management, marketing, sales, and technical teams, potentially distracting them from other opportunities to further develop our services and increase our customer base. Finally, our current focus on the HTS network creates potential risks with respect to the continued operation of our existing satellite communications network and our contractual arrangement with ViaSat and satellite operators. Our arrangement with ViaSat is currently scheduled to expire in 2021. The arrangement with ViaSat and satellite operators will need to be phased out over a period of several years, but the reliability of the existing satellite network will need to be maintained during the entirety of the wind-down period.

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

The recent coronavirus outbreak may adversely affect our revenues, results of operations and financial condition.

China and other countries are experiencing outbreaks of coronavirus, which is continuing to spread to other countries, including countries in which we, our customers and our suppliers do business. Governments in affected regions have implemented and may continue to implement safety precautions, including quarantines, travel restrictions, business closures, cancellations of public gatherings and other measures. Other organizations and individuals are taking additional steps to avoid or reduce infection, including limiting travel and staying home from work. These measures are disrupting normal business operations both in and outside of affected areas. Travel restrictions and safety precautions have limited our field service engineers from servicing and installing our equipment in the certain regions of Asia. Although we are unable to predict the precise impact of the coronavirus on our business, our mobile communications business in particular depends to a large extent on travel. We anticipate that, unless the outbreak is swiftly contained, governmental, individual, business and other organizational measures to limit the spread of the virus will adversely affect our revenues, results of operations and financial condition, perhaps materially. We continue to monitor our operations and government recommendations and have made some modifications to our operations because of the coronavirus. For example, we have asked some of our employees to alter or cancel travel plans involving affected areas. Major industry events in the region have been cancelled thus reducing our ability to meet with existing and potential new customers.  This or any other outbreak and any additional preventative or protective actions that may be taken in response to this or any other global health threat or pandemic may result in additional business and/or operational disruption. Our customers’ businesses could be disrupted, and our revenues could be adversely affected. Additionally, global economic disruptions like coronavirus could negatively impact our supply chain and cause delays in the delivery of raw materials, components and other supplies that we need to conduct our operations. We may be unable to locate replacement materials, components or other supplies, and ongoing delays could reduce sales and adversely affect our revenues and results of operations. The extent to which the coronavirus will impact our business will depend on many factors beyond our control, including the speed of contagion, the development and implementation of effective preventative measures and possible treatments, the scope of governmental and other restrictions on travel and other activity, and public reactions to these factors.

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

Fluctuations in oil prices may continue to adversely affect our revenues and profitability.

Oil prices have declined significantly since the peak in 2014. West Texas Intermediate oil prices dropped from a high of $107.26 per barrel on June 20, 2014 to a low of $26.21 per barrel on February 11, 2016. Customers of our mobile satellite business include offshore support vessel companies that participate in or depend on the offshore oil industry. Although prices have recovered somewhat in recent periods, the cycle of fluctuations in worldwide oil prices has had a significant impact on the financial performance of companies in this sector of the economy, and as a result demand for new products and services has declined severely since 2015 as they have sought to reduce expenditures. In addition, we have experienced a higher customer churn rate primarily attributed to customers that operate in this sector, where the sale, decommissioning, or laying up of vessels has led to a higher rate of airtime plan terminations and suspensions. These trends could continue to limit or reduce demand for our mobile connectivity products and services from companies in this sector, which could continue to adversely affect our revenues and profitability.

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

As a result of our mini-VSAT Broadband network infrastructure, our cost of service sales includes certain fixed costs that do not generally vary in proportion with the volume of service sales, and we have almost no ability to reduce these fixed costs in the short term. These fixed costs have increased significantly each year as we have further expanded our network to accommodate additional subscriber demand and/or coverage areas, and we expect that this trend will continue in 2020 and beyond, particularly as we expand our HTS network. If sales of our TracPhone V-HTS series products and the mini-VSAT Broadband service, including through our AgilePlans subscription model, do not generate the level of revenue that we expect or if those revenues decline, our service gross margins may continue to decline. As our market share has increased, we have also experienced a general increase in customer termination and suspension rates, compounded by accelerated declines in sales for vessels servicing the oil supply market with some bulk carriers, and lower unit sales of our mobile connectivity hardware, both in the United States and Europe. The failure to improve our mini-VSAT Broadband service gross margins and unit or subscriber sales would have a material adverse effect on our overall profitability.

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

In the marine market for high-speed voice, fax, data, and Internet services, we compete primarily with Inmarsat, Marlink, Speedcast, Network Innovations, Global Eagle Entertainment and Isotropic Network. We also face competition from providers of low-speed data services, which include Inmarsat, Globalstar LP, and Iridium Satellite LLC.

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

Our TracPhone V-HTS systems offer customers a range of benefits due to their integrated design, hardware costs that are lower than existing maritime Ku-band VSAT systems, and broadband technology. We currently compete against companies that offer established maritime Ku-band VSAT service using, in some cases, antennas 1-meter in diameter or larger. While we are unaware of any company offering a 37-cm VSAT solution comparable to our TracPhone V3-HTS, we are encountering regional competition from companies offering 60-cm VSAT systems and services, which are comparable in size to our TracPhone V7-HTS. Likewise, our TracPhone V11-HTS, at 1.1-meters in diameter, is approximately 85% smaller and lighter than competing C-band maritime VSAT systems, which use antennas in excess of 2.4-meters in diameter to provide similar global services. We are unaware of any competitor currently offering a similar size solution for global C-band coverage, but any introduction of such a product could adversely impact our success. In addition, other companies could replicate some of the distinguishing features of our TracPhone V-HTS series products, which could potentially reduce the appeal of our solution, increase price competition, and adversely affect sales. We compete against Inmarsat's Fleet Xpress service, a global Ka-band mobile VSAT service that Inmarsat claims is faster and has a lower price per megabit than existing Ku-band services. This service may continue to adversely impact sales of our mini-VSAT Broadband service and related equipment. Our arrangement to use the IntelsatOne Flex service for our HTS network is not exclusive, and competitors’ use of this service could also adversely impact sales. Moreover, consumers may choose other services such as FleetBroadband or Iridium OpenPort for their service coverage at potentially lower hardware costs despite higher service costs and slower data rates.

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

Research and development in our industry is inherently complex and uncertain, and our current and anticipated research and development projects may not achieve the results we seek. For example, we are currently investing in the development of a new, low-cost FOG for the autonomous vehicle market that will satisfy rigorous performance expectations but that can be manufactured at a significantly lower cost than our current FOGs. We plan to invest significantly to substantially accelerate this development program. The autonomous vehicle market is extremely competitive and evolving rapidly, factors that may afford us only a brief window to develop and introduce a competitively priced product before customers make design choices that could limit our opportunities or exclude us from the market altogether. We are also seeking to develop enhancements to our current generation of TACNAV products. As with all development projects, we may encounter unforeseen technical challenges, delays, cost overruns, licensing requirements or other problems that prevent us from achieving our goals, as a result of which we could lose significant market opportunities. Our research and development expenses increased 7% from 2018 to 2019, and the financial resources that we can devote to our research and development efforts may be insufficient to achieve our goals. Our efforts may not result in any viable products or may result in products whose performance, features, price or availability may not be attractive to customers or which we cannot manufacture and sell profitably. As a result, our efforts may not result in products that generate meaningful revenues or earnings in the near term, or at all. We may expend a significant amount of resources in unsuccessful research and development efforts, and any failure to achieve our research and development goals may harm our reputation with customers or otherwise adversely affect our business, financial condition and results of operations.

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

These factors periodically cause substantial fluctuations in sales of our TACNAV and FOG products and services from period to period. For example, TACNAV product sales increased $0.4 million, or 9%, from 2018 to 2019. Similarly, sales of our FOG products decreased $1.7 million, or 6%, from 2018 to 2019. In October 2014, we received a $19.0 million TACNAV product and services contract with an international military customer which included program management and engineering services delivered through 2017 and hardware shipments that were completed in the third quarter of 2016. These types of large orders contribute to the unpredictability of our revenues from period to period. Government customers may change defense spending priorities at any time.

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

Fluctuating commercial sales of our inertial navigation products are making it more difficult to predict our future revenues. We have been marketing our inertial navigation products, particularly our FOG products and systems, to original equipment manufacturers for incorporation into commercial products, such as navigation and positioning systems for various applications, including precision mapping, dynamic surveying, self-driving and other autonomous vehicles, train location control and track geometry measurement systems, industrial robotics, and optical stabilization. Because we sell these products to original equipment manufacturers rather than end-users, we have less information about market trends and other developments affecting the buying patterns of end-users and, as a result, may be unable to forecast demand for these products accurately. Sales of FOGs for commercial applications decreased from 2018 to 2019; however, sales can significantly increase or decrease quarter-to-quarter due to our customer mix. Moreover, sales of these products for commercial applications depend on the success of our customers’ products, and any decline in sales of our customers’ products would reduce demand for our products.

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

We currently offer our mini-VSAT Broadband service in the Americas, Europe, the Middle East, Africa, Asia-Pacific, and Australian and New Zealand waters. In the future, we may need to expand capacity, including under our HTS network, in existing coverage areas to support our subscriber base. If we are unable to reach agreement with third-party satellite providers to support our mini-VSAT Broadband service and its technology or if transponder capacity is unavailable to meet growing demand in a given region, our ability to provide airtime services will be at risk and could reduce the attractiveness of our products and services.

Changes in foreign currency exchange rates negatively affect our financial condition and results of operations.

Because of the scope of our foreign sales and foreign operations, we face significant exposure to movements in exchange rates for foreign currencies, particularly the pound sterling and the euro. During 2018 and 2019, the U.S. dollar strengthened slightly against certain foreign currencies, which adversely affected revenues reported in U.S. dollars and decreased the reported value of our assets in foreign countries. If the U.S. dollar continues to strengthen (as has recently occurred relative to the pound sterling), our revenues denominated in foreign currencies but reported in U.S. dollars, as well as the reported value of our assets in foreign countries, would be commensurately lower.

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

We have significant operations in the United Kingdom, including the major portion of our KVH Media Group operations. The United Kingdom's departure from the European Union, or Brexit, and the recent change in governmental leadership in the United Kingdom have caused significant political uncertainty in both the United Kingdom and the European Union. The impact of Brexit and the resulting turmoil on the political and economic future of the United Kingdom and the European Union is uncertain, and we may be adversely affected in ways we do not currently anticipate. Brexit may result in a significant change in the British regulatory environment, which would likely increase our compliance costs. Customers and other businesses may curtail expenditures, including for purchases of our products and services. We may find it more difficult to conduct business in the United Kingdom and the European Union, as Brexit may result in increased restrictions on the movement of capital, goods and personnel. Depending on the outcome of negotiations between the United Kingdom and the European Union regarding the terms of Brexit, we may decide to relocate or otherwise alter our European operations to respond to the new business, legal, regulatory, tax and trade environments that may result. Brexit may materially and adversely affect our relationships with customers, suppliers and employees and could result in decreased revenue, increased expenses, higher tariffs and taxes, and lower earnings and cash flow.

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

The agreements governing the indebtedness under our secured credit facility subject us to various restrictions that may limit our ability to pursue business opportunities.

The agreements governing the indebtedness under our secured credit facility subject us to various restrictions on our ability to engage in certain activities, including, among other things, our ability to:

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

Although no amount were outstanding under the agreements as of December 31, 2019, the agreements governing our secured credit facility subject us to various financial and other affirmative and negative covenants with which we must comply on an ongoing or periodic basis. These include covenants pertaining to a maximum consolidated leverage ratio and a minimum consolidated fixed charge coverage ratio and covenants requiring the mandatory prepayment of amounts outstanding under the revolver under specified circumstances, including (i) 100% of the net cash proceeds from certain dispositions to the extent not reinvested in our business within a stated period, (ii) 50% of the net cash proceeds from stated equity issuances, and (iii) 100% of the net cash proceeds from certain receipts above certain threshold amounts outside the ordinary course of business. The consolidated leverage ratio may not be greater than 2.50:1.00 and declines to 2.00:1.00 on December 31, 2020. The consolidated fixed charge coverage ratio may not be less than 1.25:1.00. If we violate any of these covenants, any outstanding debt under our secured credit facility could become immediately due and payable, our lenders could proceed against any collateral securing such indebtedness, and our ability to borrow additional funds in the future could be limited or terminated. Alternatively, we could be forced to refinance or renegotiate the terms and conditions of our secured credit facility, including the interest rates, financial and restrictive covenants and security requirements of the secured credit facility, on terms that may be significantly less favorable to us.

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

Our mini-VSAT Broadband service relies on broadband communications technology developed by ViaSat and Intelsat for use with satellite capacity controlled by SES, Eutelsat, Sky Perfect-JSAT, Telesat, Echostar, Intelsat and Star One. Our TracPhone broadband satellite terminals combine our stabilized antenna technology with this third-party mobile broadband technology, including modems, to provide two-way broadband Internet service. This third-party technology is also integrated within the satellite hubs that support this service. Sales of the TracPhone V-HTS series products and our mini-VSAT Broadband service could be disrupted if we fail to receive approval from regulatory authorities to provide our service in the waters of various countries where our customers operate or if there are issues with the availability of the third-party hardware. Moreover, satellite communications technology may continue to evolve, which could reduce the relative attractiveness of the third-party technology we currently offer, and the hardware we use may cease to be compatible with changes in satellite service offerings. As we transition customers to our HTS service over the next few years, we may encounter technological challenges, increased expenses, customer dissatisfaction, inventory obsolescence, interruptions in supply, disruptions in current relationships or arrangements and unforeseen obstacles, any of which could have a material adverse effect on our mobile satellite business, revenues and profitability.

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

Some of our content services and business records are hosted by various cloud-based data services operated by third parties. Any failure or downtime in one of these services could affect a significant percentage of our customers. Although we control and have access to our servers and all of the components of our network that are located in our internal facilities and certain of our external data facilities, we do not control the operation of external facilities. The providers of our data management services have no obligation to renew their agreements with us on commercially reasonable terms, or at all. If we are unable to renew these agreements on commercially reasonable terms, or if one or more of our data management service providers is acquired, closes, suffers financial difficulty or is unable to meet our growing capacity needs, we may be required to transfer our data to other services, and we may incur significant costs and service interruptions in connection with doing so, which could harm our reputation with our customers and adversely affect our revenues and results of operations.

Adverse economic conditions could result in financial difficulties or bankruptcy for any of our suppliers, which could adversely affect our business and results of operations.

A deterioration in the current state of worldwide economic conditions and tight credit could present challenges to our suppliers, which could result in disruptions to our business, increase our costs, delay shipment of our products or delivery of services, and impair our ability to generate and recognize revenue. To address their own business challenges, our suppliers may increase prices, reduce the availability of credit, require deposits or advance payments or take other actions that may impose a burden on us.

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

Historically, sales to customers outside the United States have accounted for a significant portion of our net sales. We derived 54% and 57% of our revenues in 2019 and 2018, respectively, from sales to customers outside the United States. We have foreign sales offices in Denmark, the United Kingdom, Singapore, Hong Kong, Japan, Norway, Cyprus and the Philippines, as well as a subsidiary in Brazil that manages local sales. However, aside from these international sales offices, substantially all of our personnel and operations, particularly for our mobile connectivity equipment business and our inertial navigation business, are located in the United States. Our limited operations in foreign countries may impair our ability to compete successfully in international markets and to meet the service and support needs of our customers in countries where we have little to no infrastructure. We are subject to a number of risks associated with our international business activities, which may increase our costs and require significant management attention. These risks include:

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

Our company and our customers can potentially use our services to collect, use and store information, including personally identifiable information or other information treated as confidential, regarding the content and manner of usage of our services by them, their employees and maritime crews. Federal, state and foreign governments and agencies have adopted, are considering adopting, and may adopt new and more stringent laws and regulations regarding the collection, use, storage and disclosure of such information obtained from consumers and individuals, such as the European Union’s General Data Protection Regulation, or the GDPR, which took effect in May 2018, and the California Consumer Privacy Act, or CCPA, which took effect on January 1, 2020. The costs of compliance with, and other burdens imposed by, such laws and regulations that are applicable to us and the operations of our customers may limit the use and adoption of our services and reduce overall demand, and any non-compliance with these laws and regulations could lead to significant remediation expenses, fines, penalties or other regulatory liabilities such as orders or consent decrees forcing us to modify our privacy practices, as well as reputational damage or third-party lawsuits seeking damages or other relief. For example, the GDPR imposes a strict data protection compliance regime with penalties of up to the greater of 4% of worldwide revenue and €20 million.

Domestic and international legislative and regulatory initiatives may harm our ability, and the ability of our customers, to process, handle, store, use and transmit information, including demographic and personally identifiable information or other information treated as confidential, regarding individual users of the services, which could reduce demand for some of our services, increase our costs and force us to change our business practices. These laws and regulations are still evolving and are likely to be in flux and subject to uncertain interpretation for the foreseeable future. For example, under the GDPR, data protection authorities in each country have the ability to interpret the GDPR, which could create inconsistencies on a country-by-country basis. Under the CCPA, there is some uncertainty because regulations have not yet been finalized, and it is unclear how the California Attorney General, who has primary enforcement authority, will interpret and enforce the law. Our business could be harmed if legislation or regulations are adopted, interpreted or implemented in a manner that is inconsistent from country to country or inconsistent with our current policies and practices or those of our customers. In addition, although foreign data protection, privacy, and consumer protection laws and regulations, such as the GDPR, are often more stringent than those currently in effect in the United States, the CCPA and proposed privacy laws in several states indicate that privacy restrictions in the United States could equal or exceed those under the GDPR.

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

We are highly dependent on information technology networks and systems, including the Internet and third-party systems, to securely process, transmit and store electronic information, including personal information of our customers. We also retain sensitive data, including intellectual property, proprietary business information, personally identifiable information, credit card information, and usage data of our employees and customers on our computer networks and those of third parties. Although we take certain protective measures and endeavor to modify them as we believe circumstances warrant, invasive technologies and techniques continue to evolve rapidly, and increasingly sophisticated hacking organizations are targeting business systems. As a result, the computer systems, software and networks that we use are vulnerable to disruption, shutdown, unauthorized access, misuse, erasure, alteration, employee error, phishing, computer viruses, ransomware or other malicious code, and other events that could have a security impact. The protective measures on which we rely may be inadequate to detect future cybersecurity breaches or determine the extent of any breach, and there can be no assurance that undetected breaches have not already occurred. Any security breach may compromise information stored on networks we use and may result in significant data losses or theft of our, our customers', our business partners' or our employees' sensitive information. Public reports suggest that cybersecurity incidents are happening more often and with increasingly severe consequences. We may be required to expend substantial additional resources to augment our efforts to address potential cybersecurity risks, which could adversely affect our results of operations and which may not be successful.

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

In light of our current and anticipated investments in research and development and the expansion of our HTS network, we expect that our operating expenses in upcoming quarters will increase significantly over the amounts we incurred in prior comparable quarters.

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

Our stock price has historically been volatile. During the period from January 1, 2018 to December 31, 2019, the trading price of our common stock ranged from $8.64 to $14.15. Many factors may cause the market price of our common stock to fluctuate, including:

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

The timing and amount of any repurchases under our recently announced share repurchase program are uncertain.

In October 2019, we announced that our board of directors had approved a share repurchase program of up to 1,000,000 shares, or approximately 5.5% of our outstanding shares of common stock at that time. We currently expect that share repurchases under the program will be funded with cash on hand. The volume and timing of any such repurchases will depend on a variety of factors, including the availability of shares, price, market conditions, alternative uses of capital, liquidity, general business conditions, satisfaction of debt covenants, and applicable regulatory requirements. The program does not obligate us to repurchase any minimum number or dollar amount of shares, and the program may be modified, suspended or terminated at any time without prior notice. Any repurchases may reduce the public float of shares available for trading on a daily basis, which could reduce our liquidity and lead to greater volatility in our stock price. The existence of the program may cause our stock price to be higher than it would otherwise be, and any discontinuation or reduction of the program could cause the trading price of our stock to decline.

We may have exposure to additional tax liabilities, which could negatively impact our income tax expense, net income and cash flow.

We are subject to income and other taxes in both the U.S. and the foreign jurisdictions in which we operate. The determination of our worldwide provision for income taxes and current and deferred tax assets and liabilities requires significant judgment and estimation. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. We are subject to regular review and audit by both domestic and foreign tax authorities and to the prospective and retrospective effects of changing tax regulations and legislation. Although we believe our tax estimates are reasonable, the ultimate tax outcome may materially differ from the amounts recorded in our consolidated financial statements and may materially affect our income tax benefit or expense, net loss or income, and cash flows in the period in which such determination is made. As of December 31, 2019, we had liabilities for uncertain tax positions of $0.5 million.

Deferred tax assets are recognized for the expected future tax consequences of temporary differences between the carrying amount for financial reporting purposes and the tax bases of assets and liabilities, and for net operating losses and tax credit carry forwards. In some cases, we may record a valuation allowance to reduce our deferred tax assets to estimated realizable value. We review our deferred tax assets and valuation allowance requirements quarterly. If we are unable to demonstrate that it is more likely than not that we will not be able to generate sufficient future taxable income to realize the net carrying value of deferred tax assets, we will record a valuation allowance to reduce the deferred tax assets to estimated realizable value, which could result in a material income tax charge. As part of our review, we consider positive and negative evidence, including cumulative results of recent years.

Our effective tax rate fluctuates, and we may incur obligations in tax jurisdictions in excess of accrued amounts.

As a global company, we are subject to taxation in numerous countries, states and other jurisdictions. As a result, our effective tax rate is based on the tax rates in effect where we operate. In preparing our financial statements, we estimate the amount of tax that will become payable in each jurisdiction. Our effective tax rate may vary as a result of numerous factors, including changes in the mix of our profitability from jurisdiction to jurisdiction, the results of examinations and audits of our tax filings, whether we secure or sustain acceptable arrangements with tax authorities, adjustments to the value of our uncertain tax positions, changes in accounting for income taxes and changes in tax laws, including the 2017 Tax Cuts and Jobs Act, or the 2017 Tax Act. Any of these factors could cause us to experience an effective tax rate significantly different from previous periods or our current expectations.

The 2017 Tax Act made significant changes to the U.S. corporate income tax system. These changes include a federal statutory corporate income tax rate reduction from 35% to 21%, the elimination or reduction of certain domestic deductions and credits, and limitations on the deductibility of interest expense and executive compensation. The 2017 Tax Act also transitions taxation of earnings from a worldwide system to a modified territorial system and includes base erosion prevention measures on non-U.S. earnings, which subjects certain earnings of our foreign subsidiaries to U.S. taxation as global intangible low-taxed income, or GILTI. Both recently issued and future U.S. Treasury regulations, administrative interpretations or court decisions interpreting the 2017 Tax Act may require further adjustments and changes in our estimates, which could have a material adverse effect on our business, results of operations or financial conditions. In addition, there is substantial uncertainty regarding the application of many of the provisions of the 2017 Tax Act and related U.S. Treasury regulations, and the positions we take may later be challenged by tax authorities, which could lead to additional taxes, penalties and interest and, if material, might require us to revise or restate our consolidated financial statements. Moreover, the 2017 Tax Act and related regulations and interpretations require us to perform new, complex computations, make significant judgments and estimates, and prepare and analyze information not previously relevant or regularly produced. Our information management systems and related processes may require modifications in order to collect and process necessary information. We may be unable to make necessary modifications in a timely or effective manner, which could result in the miscalculation of our tax obligations.

In June 2019, the U.S. Court of Appeals for the Ninth Circuit overturned the 2015 U.S. tax court decision in Altera Corp. v. Commissioner. The court’s opinion upheld U.S. Treasury regulations requiring the inclusion of stock-based compensation costs under cost-sharing agreements. Based on our preliminary analysis, we believe the impact of the court’s decision would not have a material impact on our consolidated financial statements. However, additional changes to precedent or applicable law on this point could impact our financial statements or operations.

Further changes in the tax laws of foreign jurisdictions could arise as a result of the base erosion and profit shifting (BEPS) project undertaken by the Organisation for Economic Co-operation and Development (OECD), which represents a coalition of member countries. On October 5, 2015, the OECD issued a series of reports recommending changes to numerous long-standing tax principles. Many of these recommendations or similar concepts are being adopted by various countries in which we do business and may increase our taxes in these countries. Changes to these and other areas in relation to international tax reform, including future actions taken by foreign governments in response to the 2017 Tax Act, could increase uncertainty and may adversely affect our tax rate and cash flow in future years.

Changes in the competitive environment, supply chain issues, and the transition to out HTS network may require inventory write-downs.

From time to time, we have recorded significant inventory charges and/or inventory write-offs as a result of substantial declines in customer demand. For example, in 2019, we recorded a $2.3 million inventory reserve relating to our TracPhone V-IP products as we decided to no longer promote sales of these products but instead to focus our efforts on migrating customers to our HTS network and products. Market or competitive changes could lead to future charges for excess or obsolete inventory, especially if we are unable to appropriately adjust the supply of material from our vendors.

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

Our certificate of incorporation, by-laws and Delaware law contain provisions that could have an anti-takeover effect and discourage, delay or prevent a change in control or an acquisition that many stockholders may find attractive. These provisions may also discourage proxy contests and make it more difficult for our stockholders to take some corporate actions, including the election of directors. These provisions relate to:

•	the ability of our Board of Directors to issue preferred stock, and determine its terms, without a stockholder vote;

•	the classification of our Board of Directors, which effectively prevents stockholders from electing a majority of the directors at any one annual meeting of stockholders;

•	the limitation that directors may be removed only for cause by the affirmative vote of the holders of two-thirds of our shares of capital stock entitled to vote;

•	the prohibition against stockholder actions by written consent;

•	the inability of stockholders to call a special meeting of stockholders; and

•	advance notice requirements for stockholder proposals and director nominations.

ITEM 1B.	Unresolved Staff Comments
None.

ITEM 2.	Properties
The following table provides information about our principal facilities as of December 31, 2019.

Location	Type	Principal Uses	Approximate Square Footage	Ownership	Lease Expiration
Middletown, Rhode Island	Office	Corporate headquarters, research and development, sales and service, marketing and administration	75,000	Owned	—
Middletown, Rhode Island	Plant and warehouse	Manufacturing and warehousing (mobile connectivity products)	75,300	Owned	—
Tinley Park, Illinois	Plant and warehouse	Manufacturing, warehousing, research and development (inertial navigation products)	101,000	Owned	—
Horten, Norway	Office	Research and development, sales, marketing and support	4,400	Leased	December 2020
Singapore	Office	Asian headquarters and sales office	3,444	Leased	April 2022
Kokkedal, Denmark	Office and warehouse	European headquarters, sales, marketing and support	11,000	Leased	3 month notice
Leeds, UK	Media Lab	Audio/video production, sales and support	2,608	Leased	January 2021
Leeds, UK	Office	Audio/video production, Media distribution, sales and administration	3,628	Leased	January 2021
Liverpool, UK	Office	Maritime sales, news production, marketing and support	4,692	Leased	June 2023
Manila, Philippines	Office	News production, inside sales, support	7,440	Leased	September 2021
New Delhi, India	Office	News production	1,800	Leased	November 2025
Davie, Florida	Office	Sales support	1,800	Leased	August 2021

ITEM 3.	Legal Proceedings

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

	High	Low
Year Ended December 31, 2019:
First quarter	$11.89	$10.01
Second quarter	10.92	9.09
Third quarter	11.10	8.64
Fourth quarter	11.64	9.37
Year Ended December 31, 2018:
First quarter	$12.00	$9.05
Second quarter	13.55	10.00
Third quarter	14.15	11.70
Fourth quarter	13.18	9.16

Stockholders. As of February 24, 2020, we had 69 holders of record of our common stock. This number does not include stockholders for whom shares were held in a nominee or “street” name.

Dividends. We have never declared or paid cash dividends on our capital stock, and we have no plan to pay any cash dividends in the foreseeable future. We currently intend to retain any future earnings to finance our operations and future growth.

Issuer Purchases of Equity Securities. On November 26, 2008, our Board of Directors authorized a program to repurchase up to one million shares of our common stock. The program was superseded on October 4, 2019. On October 4, 2019, our Board of Directors authorized a new share repurchase program pursuant to which we may purchase up to one million shares of our common stock. The repurchase program is expected to be funded using our existing cash, cash equivalents, marketable securities, and future cash flows. Under the repurchase program, at management’s discretion, we may repurchase shares on the open market from time to time, in privately negotiated transactions or block transactions, or through an accelerated repurchase agreement. The timing of such repurchases depends on availability of shares, price, market conditions, alternative uses of capital, and applicable regulatory requirements. The program may be modified, suspended or terminated at any time without prior notice. The repurchase program has a duration of one year. Under our 2018 Credit Agreement, we may not repurchase more than $5.0 million of shares before October 31, 2021 without appropriate consent.

During 2019, we repurchased 115,016 shares of our common stock in open market transactions at a cost of approximately $1.3 million. Except as noted above, there were no other repurchase programs outstanding during 2019.

During 2019, no vested restricted shares were surrendered in satisfaction of tax withholding obligations. There were no shares repurchased in satisfaction of tax withholding obligations during the fourth quarter of 2019.

Issuer Purchases of Equity Securities

The following table provides information about our repurchases of common stock during the quarter ended December 31, 2019.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1-October 31 (1)	—	$—	—	1,000,000
November 1-November 30	38,557	$11.05	38,557	961,443
December 1-December 31	76,459	$11.34	76,459	884,984
Total	115,016	$11.24	115,016
______________
(1)    The paragraphs preceding the table provide information about the date the share repurchase program was announced, the number of shares approved, the expiration date of the program and each other program that expired, was terminated or was abandoned during the period covered by the table.

ITEM 6.	Selected Financial Data

Not applicable.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our mobile connectivity service sales include sales of satellite voice and Internet airtime services, engineering services provided under development contracts, sales from product repairs, and extended warranty sales. Our mobile connectivity service sales also include our distribution of entertainment, including news, sports, music, and movies, to commercial and leisure customers in the maritime, hotel, and retail markets through KVH Media Group. We typically recognize revenue from media content sales ratably over the period of the service contract. We provide, for monthly fixed fees and usage-based fees, satellite connectivity services for broadband Internet, data and Voice over Internet Protocol (VoIP) service to our TracPhone V-series customers. We also earn monthly usage fees for third-party satellite connectivity for voice, data and Internet services to our Inmarsat and Iridium customers who choose to activate their subscriptions with us. As a percentage of total revenue, our service sales were 61% in 2019 and 59% in 2018.

Within the mobile connectivity segment, our marine leisure business is highly seasonal, and seasonality can also impact our commercial marine business. Historically, we have generated the majority of our marine leisure product revenues during the first and second quarters of each year, and these revenues typically decline in the third and fourth quarters of each year, compared to the first two quarters. Temporary suspensions of our airtime services typically increase in the third and fourth quarters of each year as boats are placed out of service during the winter months.

Sale of Videotel - Discontinued Operations

In May 2019, we sold our Videotel business, which provided eLearning computer-based training, to an affiliate of Oakley Capital, a UK company, for $89.4 million in cash, on a cash-free, debt-free basis, subject to a working capital adjustment. We made a bridge loan to the purchaser and received payment of the initial purchase price on June 21, 2019. We determined that the sale met the requirements for reporting as discontinued operations in accordance with ASC 205-20. Accordingly, we have classified the results of the Videotel business as discontinued operations for all periods presented. In December 2019, we finalized the working capital adjustment. Please see Notes 1 and 18 for further discussion.

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

Summary of Net Sales

The following table provides, for the periods indicated, our sales by segment for our continuing operations:

	Year Ended December 31,
	2019	2018
	(in thousands)
Mobile connectivity (1)	$122,015	$115,926
Inertial navigation	35,878	37,103
Net sales	$157,893	$153,029

(1)
Mobile connectivity net sales for 2019 include a $1.4 million favorable adjustment to correct an immaterial prior period accounting error related to the implementation and application of ASC 606, Revenue from Contracts with Customers (ASC 606). See Note 11 of our consolidated financial statements for more information.

Product sales within the mobile connectivity segment accounted for 20% of our consolidated net sales for both 2019 and 2018. Sales of mini-VSAT Broadband airtime service accounted for 48% and 46% of our consolidated net sales for 2019 and 2018, respectively.

Within our inertial navigation segment, net sales of FOG-based guidance and navigation systems accounted for 16% and 17% of our consolidated net sales for 2019 and 2018, respectively.

No other single product class accounted for 10% or more of consolidated net sales. No individual customer accounted for 10% or more of our consolidated net sales for 2019 or 2018.

We operate in a number of major geographic areas across the globe. We generate our international net sales, based upon customer location, primarily from customers located in Canada, Europe, Africa, Asia/Pacific, the Middle East, and India. Our international net sales totaled 54% and 57% of our consolidated net sales for 2019 and 2018, respectively. No individual foreign country represented 10% or more of our consolidated net sales for 2019 and 2018. See Note 12 to our consolidated financial statements for more information on our segments.

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

	Year Ended December 31,
	2019	2018
	(in thousands)
Research and development expense presented in the statement of operations	$15,926	$14,951
Costs of customer-funded research and development included in costs of service sales	4,373	3,087
Total consolidated statements of operations expenditures on research and development activities	$20,299	$18,038

Results of Operations
The following table provides, for the periods indicated, certain financial data relating to our continuing operations expressed as a percentage of net sales:

	Year Ended December 31,
	2019	2018
Sales:
Product (1)	39.2%	41.3%
Service	60.8	58.7
Net sales	100.0	100.0
Costs and expenses:
Costs of product sales (1)	27.2	25.8
Costs of service sales	38.8	36.2
Research and development	10.1	9.8
Sales, marketing and support (1)	21.2	20.0
General and administrative	16.1	15.2
Total costs and expenses	113.4	107.0
Loss from operations	(13.4)	(7.0)
Interest income	1.3	0.4
Interest expense	0.6	1.2
Other income, net	0.1	0.5
Loss from continuing operations before income taxes (benefit) expense	(12.6)	(7.3)
Income tax (benefit) expense from continuing operations (1)	(2.5)	0.2
Net loss from continuing operations (1)	(10.1)%	(7.5)%

(1)
The Company’s product sales, costs of product sales, sales, marketing and support expense, income tax benefit and net loss from continuing operations for 2019 presented as a percentage of net sales include adjustments to correct immaterial prior period accounting errors related to the implementation and application of ASC 606. See Note 11 of our consolidated financial statements for more information.

Years ended December 31, 2019 and 2018

Net Sales

As discussed further under the heading "Segment Discussion" below, product sales decreased $1.4 million, or 2%, to $61.9 million in 2019 from $63.3 million in 2018, due to a decrease in inertial navigation product sales of $1.6 million, partially offset by an increase in mobile connectivity product sales of $0.3 million. Service sales for 2019 increased $6.2 million, or 7%, to $96.0 million from $89.8 million in 2018 due to an increase of $5.8 million in mobile connectivity service sales and an increase in inertial navigation service sales of $0.4 million.

In 2020, we expect that net sales will increase for both our mobile connectivity and internal navigation segments primarily due to an increase in mini-VSAT airtime sales, TACNAV and FOG product sales.

Costs of Sales

Costs of sales consists of costs of product sales and costs of service sales. Costs of sales increased in 2019 to $104.1 million from $95.0 million in 2018. The increase in costs of sales was driven by an increase of $5.8 million in costs of service sales and a $3.4 million increase in costs of product sales, of which $1.6 million was attributable to the correction of an immaterial prior period accounting error. As a percentage of net sales, costs of sales was 66% and 62% for 2019 and 2018, respectively.

Our costs of product sales consist primarily of materials, manufacturing overhead, and direct labor used to produce our products. For 2019, costs of product sales increased by $3.4 million, or 9%, to $42.9 million from $39.5 million in 2018. As a percentage of product sales, costs of product sales were 69% and 62% for 2019 and 2018, respectively. Mobile connectivity costs of product sales increased by $4.6 million, or 22%, primarily due to a $2.3 million inventory reserve for TracPhone V-IP products as we decided to no longer promote sales of these products and to instead focus our efforts on migrating customers to our HTS network and products and a $1.6 million adjustment to correct an immaterial error related to the implementation and application of ASC 606 to sales-type leases. Mobile connectivity costs of product sales as a percentage of mobile connectivity product sales were 82% and 68% for 2019 and 2018, respectively. Inertial navigation costs of product sales decreased by $1.2 million, or 7%, primarily due to a $3.4 million decrease in our FOG costs of product sales, largely offset by a $1.9 million decrease in absorption of factory overhead due to a decrease in the volume of production and an increase in scrap and other manufacturing period costs. Inertial navigation costs of product sales as a percentage of inertial navigation product sales was 56% and 57% for 2019 and 2018, respectively.

Our costs of service sales consist primarily of satellite service capacity, depreciation, service network overhead expense associated with our mini-VSAT Broadband network infrastructure, direct network service labor, Inmarsat service costs, product installation costs, engineering and related direct costs associated with customer-funded research and development, media materials and distribution costs, and service repair materials. For 2019, costs of service sales increased by $5.8 million, or 10%, to $61.3 million from $55.4 million in 2018. As a percentage of service sales, costs of service sales were 64% and 62% for 2019 and 2018, respectively. Mobile connectivity costs of service sales increased by $5.3 million, or 10%, primarily due to a $4.5 million increase in mini-VSAT airtime costs of service sales, including increased HTS network capacity costs, legacy network revenue share minimums and AgilePlans depreciation costs. In addition, there was a $0.8 million increase in costs associated with contract engineering service revenue. Mobile connectivity costs of service sales as a percentage of mobile connectivity service sales were 63% and 62% for 2019 and 2018, respectively. Inertial navigation costs of service sales increased by $0.5 million, or 16%, primarily due to an increase in contract engineering service revenues. Inertial navigation costs of service sales as a percentage of inertial navigation service sales was 70% and 65% for 2019 and 2018, respectively.

In 2020, we expect that our costs of sales will generally increase in correlation with our expected growth in our mobile connectivity and inertial navigation net sales. To the extent that customers continue to subscribe to our AgilePlans program, we expect a corresponding decrease in product sales and increase in depreciation expense for AgilePlans equipment.

Operating Expenses

Research and development expense consists of direct labor, materials, external consultants, and related overhead costs that support our internally funded product development and product sustaining engineering activities. Research and development expense for 2019 increased by $1.0 million, or 7%, to $15.9 million from $15.0 million in 2018. The primary reason for the increase in research and development expense was a $0.8 million increase in salaries and employee benefits, a $0.7 million increase in expensed materials, and a $0.4 million increase in consulting fees, partially offset by a $1.3 million increase in funded engineering expenses (which are reflected in costs of service sales rather than research and development expense). As a percentage of net sales, research and development expense was 10% in both 2019 and 2018.

We expect that research and development expense will grow year-over-year in 2020 as we invest in developing new technologies and continue to fund planned strategic investments in the development of our photonic chip and enhancement of our IoT platforms. Research and development costs in 2020 may represent a larger percentage of net sales due in part to a decrease in funded engineering costs.

Sales, marketing, and support expense consists primarily of salaries and related expenses for sales and marketing personnel, commissions for both in-house and third-party representatives, costs related to the co-development of certain content, other sales and marketing support costs such as advertising, literature and promotional materials, product service personnel and support costs, warranty-related costs and bad debt expense. Sales, marketing and support expense also includes the operating expenses of our sales office subsidiaries in Denmark, Singapore, Brazil, and Japan. Sales, marketing, and support expense increased by $2.9 million, or 9%, to $33.4 million in 2019 from $30.6 million in 2018. The increase in sales, marketing and support expense resulted primarily from a $2.4 million increase in salaries and employee benefits and a $0.5 million increase in marketing expenses, partially offset by a $0.6 million decrease in bad debt expense. As a percentage of net sales, sales, marketing and support expense was 21% and 20% in 2019 and 2018, respectively.

We expect that our sales, marketing, and support expense will increase year-over-year in 2020 primarily driven by increased personnel, marketing and technology investments to support product sales and launches. Further, we expect higher sales and marketing expenses in 2020 as we continue to invest in the ongoing success of our AgilePlan offerings.

General and administrative expense consists of costs attributable to management, finance and accounting, information technology, human resources, certain outside professional services, and other administrative costs. General and administrative expense for 2019 increased by $2.3 million, or 10%, to $25.5 million from $23.2 million for 2018. The increase in general and administrative expense resulted primarily from a $2.1 million increase in salaries and associated compensation and a $0.4 million increase in computer expenses, partially offset by a $0.2 million decrease in legal and professional fees. As a percentage of net sales, general and administrative expense was 16% and 15% for 2019 and 2018, respectively.
We expect general and administrative expenses to increase year-over-year in 2020, primarily driven by increased personnel costs.
Interest and Other Income, Net
Interest income relates to interest earned on our cash and cash equivalents, as well as from investments. Interest income increased by $1.4 million to $2.0 million from $0.6 million for 2018. The increase was primarily due to the interest related to the note receivable from Oakley Capital in connection with our sale of Videotel and interest related to our marketable securities. Interest expense for 2019 decreased by $0.8 million, or 43%, to $1.0 million from $1.8 million for 2018 primarily as a result of our repayment of all of our debt obligations during 2019. Other income, net for 2019 decreased to $0.1 million from other income, net of $0.7 million for 2018 primarily due to a decreased in foreign exchange gains from our UK operations.

Income Tax (Benefit) Expense

Income tax benefit was $4.0 million for 2019 and income tax expense was $0.3 million for 2018. This change was primarily attributed to the recognition of the tax benefit sustained from losses on continuing operations in the U.S. which was required to negate the tax expense incurred under discontinued operations.

The effective tax rate for 2019 was 20.0%. The primary driver of the difference between our effective tax rate as compared to the United States federal statutory rate was the impact of recording a net valuation reserve on the current year tax benefit generated on U.S. net operating losses and tax credits, as well as the income from discontinued operations. This impact was offset by income taxed at lower foreign tax rates. The effective income tax rate of (3.1)% for 2018 differs from the U.S. federal statutory rate principally as a result of recording the valuation reserve against the U.S. deferred tax assets, which was partially offset by income taxed at lower foreign tax rates.

Discontinued Operations

During the second quarter of 2019, we sold our Videotel business for $89.4 million in cash, on a cash-free, debt-free basis, subject to a working capital adjustment. We determined that the sale met the requirements for reporting as discontinued operations in accordance with ASC 205-20. Accordingly, we have classified the results of the Videotel business as discontinued operations for all periods presented. In December 2019, we finalized the working capital adjustment which reduced the proceeds from the sale of Videotel to $88.4 million. Please see Notes 1 and 18 of our consolidated financial statements for further information. Results for discontinued operations are as follows:

	Year Ended
	December 31,
	2019	2018
Sales from discontinued operations	$5,769	$17,732
Income from discontinued operations, net of tax	$49,264	$3,212

Segment Discussion - Years ended December 31, 2019 and 2018

As noted above, we have classified our Videotel business as discontinued operations and have therefore excluded it from the segment information below. The Videotel business had previously been included in our mobile connectivity business segment.

Our net sales by segment for 2019 and 2018 were as follows:

			Change
	For the year ended December 31,		2019 vs. 2018
	2019	2018	$	%
	(dollars in thousands)
Mobile connectivity sales
Product(1)	$31,623	$31,351	$272	1%
Service	90,392	84,575	5,817	7%
Net sales	$122,015	$115,926	$6,089	5%

Inertial navigation sales
Product	$30,302	$31,926	$(1,624)	(5)%
Service	5,576	5,177	399	8%
Net sales	$35,878	$37,103	$(1,225)	(3)%

(1)
Mobile connectivity product sales for 2019 include a $1.4 million favorable adjustment to correct an immaterial prior period accounting error related to the implementation and application of ASC 606. See Note 11 of our consolidated financial statements for more information.

Operating (loss) income by segment for 2019 and 2018 were as follows:

			Change
	For the year ended December 31,		2019 vs. 2018
	2019	2018	$	%
	(dollars in thousands)
Mobile connectivity(2)	$(5,569)	$681	$(6,250)	n/m
Inertial navigation	2,961	4,917	(1,956)	(40)%
	$(2,608)	$5,598	$(8,206)	(147)%
Unallocated	(18,488)	(16,244)	(2,244)	(14)%
Loss from operations	$(21,096)	$(10,646)	$(10,450)	(98)%

(2)
Mobile connectivity loss from operations for 2019 include a $0.3 million unfavorable adjustment to correct an immaterial prior period accounting error related to the implementation and application of ASC 606. See Note 11 of our consolidated financial statements for more information.

Mobile Connectivity Segment

Net sales in the mobile connectivity segment increased by $6.1 million, or 5%, in 2019 as compared to 2018. Mobile connectivity product sales increased by $0.3 million, or 1%, to $31.6 million in 2019 from $31.4 million in 2018. The increase in mobile connectivity product sales reflects a $1.4 million correction of an immaterial accounting error in lease-type mobile connectivity product sales and a $0.5 million increase in marine accessories sales, partially offset by a $1.0 million decrease in TracVison product sales and a $0.5 million decrease in land mobile product sales.

Mobile connectivity service sales increased by $5.8 million, or 7%, to $90.4 million in 2019 from $84.6 million in 2018. The increase was primarily due to a $6.6 million increase in mini-VSAT service sales, driven by an 11% increase in subscribers, partially as a result of the introduction of AgilePlans. Partially offsetting this increase was a $1.2 million decrease in our content service sales, which resulted primarily from a decrease in subscribers.

We expect that our mini-VSAT service sales will continue to grow year-over-year, primarily through the continued expansion of our mini-VSAT Broadband customer base and the availability of our AgilePlans subscription service model. We expect that mini-VSAT product sales will decline to the extent that customers select the AgilePlans subscription service model.

Operating earnings for the mobile connectivity segment decreased $6.3 million in 2019 as compared to 2018. This decrease was primarily the result of a decrease in sales less associated costs of $3.8 million, which includes a $2.3 million inventory reserve related to our TracPhone V-IP products, a $0.3 million unfavorable adjustment to correct an immaterial prior period accounting error related to the implementation and application of ASC 606 and an increase in airtime network costs due to the operation of both our HTS network and our legacy network. In addition, mobile connectivity operating expenses increased in 2019 due to a $2.2 million increase in employee salaries and benefits, a $0.4 million increase in consulting and a $0.4 million increase in marketing expenses, partially offset by a $0.5 million decrease in bad debt expense.

Inertial Navigation Segment

Net sales in the inertial navigation segment decreased $1.2 million, or 3%, in 2019 as compared to 2018. Inertial navigation product sales decreased $1.6 million, or 5%, to $30.3 million in 2019 from $31.9 million in 2018. Specifically, sales of our FOG and OEM products decreased $2.0 million, or 7%, partially offset by a $0.4 million, or 9%, increase in TACNAV products. Inertial navigation service sales increased $0.4 million, or 8%, to $5.6 million in 2019 from $5.2 million in 2018. The primary reason for the increase was a $0.6 million, or 13%, increase in contracted engineering services for an engineering and services development contract from a major U.S. defense contractor, which began in the fourth quarter of 2018 and is expected to continue through the third quarter of 2021.

Operating earnings for the inertial navigation segment decreased $2.0 million in 2019 as compared to 2018. This decrease was primarily due to the decrease in sales less associated costs of $0.5 million, a $0.5 million increase in salaries and associated compensation, a $0.4 million increase in external commissions and a $0.2 million increase in professional fees.

Unallocated

Certain corporate-level costs have not been allocated because they are not attributable to either segment. These costs primarily consist of broad corporate functions, including executive, legal, finance, information technology, and costs associated with corporate actions.

Unallocated operating loss increased $2.2 million, or 14%, in 2019 compared to 2018. The increase in unallocated operating loss was primarily the result of an increase in salaries and associated compensation.

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

Revenue Recognition

We adopted ASC 606 on January 1, 2018 using the modified retrospective method for all contracts not completed as of the date of adoption. The adoption of ASC 606 represents a change in accounting principle that was intended to more closely align revenue recognition with the delivery of our products and services and to provide enhanced disclosures. In accordance with ASC 606, revenue is recognized when a customer obtains control of promised products and services. The amount of revenue recognized reflects the consideration which we expect to be entitled to receive in exchange for these products and services. To achieve this core principle, we apply the following five steps:

1) Identify the contract with a customer
2) Identify the performance obligations in the contract
3) Determine the transaction price
4) Allocate the transaction price to performance obligations in the contract
5) Recognize revenue when or as we satisfy a performance obligation

Product sales

Revenue from product sales is recognized when control of the goods is transferred to the customer, which generally occurs at our plant or warehouse upon delivery to the carrier for shipment. Revenue related to shipping and handling is recognized when the products are shipped and the associated costs are accrued for based on our election to account for shipping and handling activities as a fulfillment of the promise to transfer the products and not as a combined promise. For certain inertial navigation product sales, customer acceptance or inspection may be required before control of the goods is transferred to the customer. For those sales, revenue is recognized after notification of customer acceptance and the goods have been delivered to the carrier for shipment. In certain circumstances customers may request a bill-and-hold arrangement. Under these bill-and-hold arrangements, revenue is recognized when we have fulfilled all of our performance obligations, we have received notification of customer acceptance of the goods, the units are segregated for the specific customer only, and the goods are ready for physical transfer to the customer in accordance with its defined contract delivery schedule.

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

Contracts with multiple performance obligations

We sell products and services through arrangements that in certain instances bundle VSAT equipment, satellite connectivity and other services. For these arrangements, we have determined that the performance obligations are not distinct in the context of the contracts with certain customers. We will recognize product revenue under these arrangements over the estimated satellite connectivity customer life, which is estimated to be five years based on historical evidence.

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

Accounts Receivable Allowance

Our estimate of allowance for doubtful accounts related to trade receivables is primarily based on specific and historical criteria. We evaluate specific accounts where we have information that the customer may have an inability to meet its financial obligations. We make judgments, based on facts and circumstances, regarding the need to record a specific reserve for that customer against amounts owed to reduce the receivable to the amount that we expect to collect. We also provide for a reserve based on an aging analysis of our accounts receivable. We evaluate these reserves on a monthly basis and adjust them as we receive additional information that impacts the amount reserved. If circumstances change, we could change our estimates of the recoverability of amounts owed to us by a material amount. Our bad debt recovery was $0.2 million for 2019 compared to bad debt expense of $0.4 million for 2018.

We wrote off $0.6 million and $0.3 million of our accounts receivable in 2019 and 2018, respectively. These write-offs were driven largely by the financial deterioration of several airtime and mobile connectivity product customers.

Inventories

Inventory is valued at the lower of cost or net realizable value. We generally must order components for our products and build inventory in advance of product shipments. We regularly review current quantities on hand, actual and projected sales volumes and anticipated selling prices on products and write down, as appropriate, slow-moving and/or obsolete inventory to its net realizable value. In 2019 and 2018, we wrote off $2.5 million and $0.2 million, respectively, of inventory that was deemed excess or obsolete. However, if we overestimate projected sales or anticipated selling prices, our inventory might be overstocked or overvalued, and we would have to reduce our inventory valuation accordingly.

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

Management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against our deferred tax assets. The valuation allowance is based on our estimates of future taxable income and the period over which we expect the deferred tax assets to be recovered. Our assessment of future taxable income is based on historical experience and current and anticipated market and economic conditions and trends. In the event that actual results differ from these estimates or we adjust our estimates in the future, we may need to adjust our valuation allowance, which could materially impact our consolidated financial position and results of operations. In 2016, as a result of negative evidence, principally three years of cumulative pre-tax operating losses, we concluded that it was more likely than not that certain of our deferred tax assets were not realizable and therefore, recorded a full valuation allowance against those deferred tax assets. As of December 31, 2019, we concluded that a net increase of the valuation allowance of $0.3 million was appropriate. As of December 31, 2019, we had valuation allowances of $18.5 million to offset gross deferred tax assets of $20.1 million. The change was the result of an increase in domestic tax credit and net operating loss balances offset by a decrease attributed the derecognition of foreign net operating losses.

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

As of December 31, 2018, we had completed our assessment of the total impact of the 2017 Tax Act, which resulted in a total reduction in our deferred tax assets and corresponding valuation allowance of $2.3 million and a net tax benefit of $0.1 million. Included in the $2.3 million reduction in our deferred tax assets and corresponding valuation allowance, was $1.2 million related to the transition toll tax.
Because we completed this analysis in 2018, we recorded a reduction in our deferred tax assets and corresponding valuation allowance in 2018 of $0.5 million in order to adjust our 2017 estimate.
Warranty Provision
We typically offer standard limited warranties that range from one to two years and vary by product. We provide for the estimated cost of product warranties at the time product revenue is recognized. Factors that affect our warranty reserves include the number of units sold, historical and anticipated rates of warranty repairs and the cost per repair. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers, our estimated warranty obligation is affected by ongoing product failure rates, specific product class failures outside our baseline experience, material usage and service delivery costs incurred in correcting a product failure. If actual product failure rates, material usage or service delivery costs differ from our estimates, revisions to the estimated warranty liability would be required. For example, our warranty expense increased $0.1 million in 2019 from 2018, driven primarily by an increase in warranty expenses related to our inertial navigation products from $0.3 million in 2018 to $0.4 million in 2019. Mobile connectivity products warranty expense remained flat at $1.8 million for 2019 and 2018.
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
Compensation costs for awards subject only to service conditions that vest ratably are recognized on a straight-line basis over the requisite service period for the entire award. We have no awards that are subject to performance or market conditions as of December 31, 2019.
Goodwill, Intangible Assets, and other Long-Lived Assets

In January 2017, we adopted ASC Update No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test of Goodwill Impairment. ASC 350 requires the completion of a goodwill impairment test at least annually based on either an optional qualitative assessment or a quantitative analysis comparing the estimated fair value of a reporting unit to its carrying value as of the test date. Any impairment charges would be based on the quantitative analysis. To date, we have not recorded or incurred goodwill impairment losses. For the October 1, 2018 and 2019 tests, we performed a qualitative assessment of goodwill impairment and concluded that it was more likely than not that our reporting units' fair values exceeded their carrying values. Accordingly, it was not necessary for us to perform the quantitative analysis.

Intangible assets with estimated lives and other long-lived assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of intangible assets with estimated lives and other long-lived assets is measured by a comparison of the carrying amount of an asset or asset group to future net undiscounted cash flows expected to be generated by the asset or asset group. If these comparisons indicate that an asset is not recoverable, we will recognize an impairment loss for the amount by which the carrying value of the asset or asset group exceeds the related estimated fair value. Estimated fair value is based on either discounted future operating cash flows or appraised values, depending on the nature of the asset. During 2019, there were no events or changes in circumstances that indicated that any of the carrying amounts of our intangible assets or other long-lived assets may not be recoverable. See Note 9 for further discussion of goodwill and intangible assets.

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

Liquidity and Capital Resources

Our primary liquidity needs have been to fund general business requirements, including working capital requirements, capital expenditures, and, until recently, interest payments and debt repayments. In recent years, we have funded our operations primarily from cash flows from operations, an asset sale, bank financings, proceeds received from exercises of stock options and proceeds from the issuance of stock.

In June 2019, we received $89.4 million from the sale of our Videotel business.

In February 2018, we sold 376,569 shares of treasury stock to SKY Perfect JSAT Corporation for an aggregate of $4.5 million in a private placement.

We believe that our cash and cash equivalents as of December 31, 2019, our estimated cash flows from operations, and borrowings available under our credit agreement will be sufficient to fund our operations, anticipated capital expenditures, and debt repayment obligations through at least the next twelve months based on our current operating plans. However, as the need or opportunity arises, we may seek to raise additional capital through public or private sales of securities or through additional debt financing. There are no assurances that we will be able to obtain any additional funding or that such funding will be available on terms acceptable to us.

We believe that our primary long-term capital requirements relate to servicing and repaying our satellite service capacity and equipment lease obligations. At December 31, 2019, we had no outstanding debt obligations and had outstanding non-cancellable satellite service capacity and other lease obligations with future minimum payments of $59.2 million.

Our ability to make payments on our satellite service capacity and equipment lease obligations, as well as our ability to fund planned capital expenditures, will depend on our ability to generate cash in the future. Our ability to generate cash in the future will depend upon, among other things, the performance of our operating segments and general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

As of December 31, 2019, we had $48.3 million in cash, cash equivalents, and marketable securities, of which $2.0 million in cash equivalents was held in local currencies by our foreign subsidiaries. Our foreign subsidiaries held no marketable securities as of December 31, 2019. As of December 31, 2019, we had $70.9 million in working capital.

Operating Activities

Operating activities used $14.2 million of net cash in 2019 and provided $5.2 million of net cash in 2018, a decrease of $19.4 million. Although our net income increased $41.5 million to $33.3 million in 2019 from a net loss of $8.2 million in 2018, our net income in 2019 reflected discrete operating items additions of $37.7 million, whereas our net loss in 2018 reflected net discrete operating items deductions of $15.7 million. The $19.4 million decrease also reflected a $4.0 million increase in cash outflows relating to accounts payable, a $3.6 million increase in cash outflows related to accrued compensation, product warranty and other, a $2.2 million decrease in cash inflows relating to accounts receivable and a $0.4 million increase in cash outflows for inventory. Partially offsetting these items were a $1.7 million increase in cash inflows related to deferred revenue and contract liabilities and a $1.0 million decrease in cash outflows relating to non-current assets.

Investing Activities

Net cash provided by investing activities for 2019 was $46.0 million as compared to net cash used in investing activities of $7.6 million for 2018. The $53.6 million increase in net cash provided by investing activities was primarily the result of an $88.4 million increase in proceeds from the sale of Videotel and a $3.4 million decrease in capital expenditures. Partially offsetting these items was a $38.2 million increase in net investments in marketable securities.

Financing Activities

Net cash used in financing activities for 2019 was $30.8 million as compared to $13.3 million for 2018. The $17.5 million increase in net cash used in financing activities is primarily attributable to a $16.8 million increase in payments on borrowings, a $4.5 million decrease in proceeds from the sale of treasury stock and a $1.3 million increase in stock repurchases, offset in part by a $5.0 million increase in proceeds from line of credit borrowings.

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

On May 13, 2019, we entered into a consent with Bank of America, N.A., as administrative agent, authorizing the purchase agreement and bridge loan to Oakley Capital, as discussed in Note 1 to our consolidated financial statements. On June 27, 2019, we used the proceeds of the sale of Videotel to repay in full the then-outstanding balance of $21.4 million under the 2018 term loan and to repay $13.0 million of the then-outstanding balance under the 2018 revolver. Under the terms of the consent, the 2018 revolver will remain at $20.0 million through the term of the 2018 credit agreement. On October 30, 2021, the entire principal balance of any outstanding loans under the 2018 revolver will be due and payable, together with all accrued and unpaid interest, fees and any other amounts due and payable under the 2018 credit agreement. As of December 31, 2019, no amounts were outstanding under the 2018 revolver, and the full balance of $20.0 million was available for borrowing.

The 2018 credit agreement contains provisions requiring the mandatory prepayment of amounts outstanding under the 2018 revolver under specified circumstances, including (i) 100% of the net cash proceeds from certain dispositions to the extent not reinvested in our business within a stated period, (ii) 50% of the net cash proceeds from stated equity issuances and (iii) 100% of the net cash proceeds from certain receipts above certain threshold amounts outside the ordinary course of business.

Borrowings under the 2018 revolver are subject to the satisfaction of various conditions precedent at the time of each borrowing, including the continued accuracy of our representations and warranties and the absence of any default under the 2018 credit agreement.

The 2018 credit agreement contains two financial covenants, a maximum Consolidated Leverage Ratio and a minimum Consolidated Fixed Charge Coverage Ratio, each as defined in the 2018 credit agreement. The Consolidated Leverage Ratio may not be greater than 2.50:1.00 on December 31, 2019 and declines to 2.00:1.00 on December 31, 2020. The Consolidated Fixed Charge Coverage Ratio may not be less than 1.25:1.00.

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

Mortgage Loan

In April 2019, we repaid in full the outstanding balance under our mortgage loan of $2.6 million. In April 2010, we entered into two interest rate swap agreements that were intended to hedge our mortgage interest obligations over the term of the mortgage loan by fixing the interest rates specified in the mortgage loan to 5.91% for half of the principal amount outstanding as of April 1, 2010 and 6.07% for the remaining half. Both interest rate swap agreements were also settled upon repayment of the mortgage loan.

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

On November 26, 2008, our Board of Directors authorized a program to repurchase up to one million shares of our common stock. The program was superseded on October 4, 2019. On October 4, 2019, our Board of Directors authorized a new share repurchase program pursuant to which we may purchase up to one million shares of our common stock. The repurchase program is expected to be funded by using our existing cash, cash equivalents, marketable securities and future cash flows. Under the repurchase program, we, at management’s discretion, may repurchase shares on the open market from time to time, in privately negotiated transactions or block transactions, or through an accelerated repurchase agreement. The timing of such repurchases depends on availability of shares, price, market conditions, alternative uses of capital, and applicable regulatory requirements. The program may be modified, suspended or terminated at any time without prior notice. The repurchase program has a duration of one year. Under the 2018 Credit Agreement, we may not repurchase more than $5.0 million of shares before October 31, 2021 without appropriate consent. As of December 31, 2019, we had repurchased 115,016 shares of our common stock in open market transactions at a cost of approximately $1.3 million.

Off-Balance Sheet Arrangements

As of December 31, 2019, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Our consolidated financial statements, together with the report of Grant Thornton LLP thereon, our independent registered public accounting firm, are presented after the signature page to this annual report. The report of Grant Thornton LLP on our internal control over financial reporting is included in Item 9A of this annual report.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2019, the end of the period covered by this annual report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2019.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2019 and concluded that it was effective.

Our independent registered public accounting firm, Grant Thornton LLP, has issued a report regarding the effectiveness of our internal control over financial reporting as of December 31, 2019, and that report is included in Item 9A in this annual report.

Evaluation of Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated changes in our internal control over financial reporting that occurred during the fourth quarter of 2019. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer did not identify any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
KVH Industries, Inc.

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of KVH Industries, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in the 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2019, and our report dated February 28, 2020 expressed an unqualified opinion on those financial statements.

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
February 28, 2020

ITEM 9B.	Other Information

None.
PART III

We have omitted the information required in Part III of this annual report because we intend to include that information in our definitive proxy statement for our 2020 annual meeting of stockholders, which we expect to file before 120 days after the end of fiscal 2019. We incorporate the information required in Part III of this annual report by reference to our 2020 proxy statement.

ITEM 10.	Directors, Executive Officers and Corporate Governance

Except as set forth below, the information required by this item is incorporated by reference to our 2020 proxy statement.

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

ITEM 11.	Executive Compensation

The information required by this item is incorporated by reference to our 2020 proxy statement.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to our 2020 proxy statement.

ITEM 13.	Certain Relationships and Related Transactions and Director Independence

The information required by this item is incorporated by reference to our 2020 proxy statement.

ITEM 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference to our 2020 proxy statement.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

Exhibit No.	Description	Filed with this Form 10-K	Incorporated by Reference
			Form	Filing Date	Exhibit No.
2.1	Share Purchase Agreement dated as of May 13, 2019 among KVH Industries, Inc., KVH Media Group Limited and Pelican Holdco Limited relating to the sale of the entire issued share capital of Super Dragon Limited and Videotel Marine Asia Limited		8-K	May 16, 2019	2.1
2.2	Tax Deed of Covenant dated as of May 13, 2019 among KVH Industries, Inc., KVH Media Group Limited and Pelican Holdco Limited relating to the sale of the entire issued share capital of Super Dragon Limited and Videotel Marine Asia Limited		8-K	May 16, 2019	2.2
3.1	Amended and Restated Certificate of Incorporation, as amended		10-Q	August 6, 2010	3.1
3.2	Amended and Restated Bylaws		10-Q	November 1, 2017	3.2
4.1	Specimen certificate for the common stock		10-K	March 2, 2018	4.1
*10.1	Fourth Amended and Restated 2006 Stock Incentive Plan		DEF 14A	April 25, 2013	App. A
*10.2	2016 Equity and Incentive Plan		DEF 14A	April 25, 2016	App. A
*10.3	Amended and Restated 1996 Employee Stock Purchase Plan		DEF 14A	April 25, 2016	App. B
*10.4	Form of Incentive Stock Option Agreement granted under the 2016 Equity and Incentive Plan		10-K	March 9, 2017	10.5
*10.5	Form of Non-Statutory Stock Option Agreement granted under the 2016 Equity and Incentive Plan		10-K	March 9, 2017	10.6
*10.6	Form of Restricted Stock Agreement granted under the 2016 Equity and Incentive Plan		10-K	March 9, 2017	10.7
*10.7	Policy Regarding Automatic Grants to Non-Employee Directors		10-Q	May 6, 2009	10.23
10.8	Loan Agreement dated April 6, 2009 by and among KVH Industries, Inc., and Bank of America, N.A.		8-K	April 8, 2009	10.1
10.09	Second Amendment, dated June 9, 2011 by and between KVH Industries, Inc. and Bank of America, N.A., amending the Loan Agreement, dated April 6, 2009, as amended		8-K	June 14, 2011	10.2
10.10	Master Loan and Security Agreement, dated as of January 30, 2013 by and between KVH Industries, Inc. and Bank of America Leasing & Capital, LLC		8-K	February 5, 2013	10.1
10.11	Equipment Security Note, dated as of January 30, 2013 by and between KVH Industries, Inc. and Bank of America Leasing & Capital, LLC		8-K	February 5, 2013	10.2

Exhibit No.	Description	Filed with this Form 10-K	Incorporated by Reference
			Form	Filing Date	Exhibit No.
10.12	Amended and Restated Credit Agreement dated as of October 30, 2018 among KVH Industries, Inc., Bank of America, N.A., as Administrative Agent, Swingline Lender and L/C Issuer, and the Lenders party hereto		10-Q	October 31, 2018	10.1
10.13	Amended and Restated Security Agreement dated as of October 30, 2018 between KVH Industries, Inc. and Bank of America, N.A., as Administrative Agent		10-Q	October 31, 2018	10.2
10.14	Amended and Restated Pledge Agreement dated as of October 30, 2018 between KVH Industries, Inc. and Bank of America, N.A., as Administrative Agent with respect to KVH Industries A/S		10-Q	October 31, 2018	10.3
10.15	Amended and Restated Pledge Agreement dated as of October 30, 2018 between KVH Industries, Inc. and Bank of America, N.A., as Administrative Agent with respect to KVH Industries U.K. Limited		10-Q	October 31, 2018	10.4
10.16	Consent dated as of May 13, 2019 among KVH Industries, Inc., as Borrower, Bank of America, N.A., as Lender and Administrative Agent, and The Washington Trust Company, as Lender, under the Amended and Restated Credit Agreement dated as of October 30, 2018 among such parties		8-K	May 16, 2019	10.4
21.1	List of Subsidiaries	X
23.1	Consent of Grant Thornton LLP	X
31.1	Rule 13a-14(a)/15d-14(a) certification of principal executive officer	X
31.2	Rule 13a-14(a)/15d-14(a) certification of principal financial officer	X
32.1	Rule 1350 certification	X
101.1
Interactive Data File regarding (a) our Consolidated Balance Sheets as of December 31, 2019 and 2018, (b) our Consolidated Statements of Operations for the years ended December 31, 2019 and 2018, (c) our Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2019 and 2018, (d) our Consolidated Statements of Stockholders' Equity for the years ended December 31, 2019 and 2018, (e) our Consolidated Statements of Cash Flows for the years ended December 31, 2019 and 2018, and (e) the Notes to such Consolidated Financial Statements
		X

*	Management contract or compensatory plan.

ITEM 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KVH Industries, Inc.

Date: February 28, 2020	By:	/S/ MARTIN A. KITS VAN HEYNINGEN
Martin A. Kits van Heyningen President, Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Name	Title	Date

/S/ MARTIN A. KITS VAN HEYNINGEN	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	February 28, 2020
Martin A. Kits van Heyningen

/S/ DONALD W. REILLY	Chief Financial Officer (Principal Financial Officer)	February 28, 2020
Donald W. Reilly

/S/ JENNIFER L. BAKER	Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 28, 2020
Jennifer L. Baker

/S/ MARK S. AIN	Director	February 28, 2020
Mark S. Ain

/S/ JAMES S. DODEZ	Director	February 28, 2020
James S. Dodez

/S/ STANLEY K. HONEY	Director	February 28, 2020
Stanley K. Honey

/S/ BRUCE J. RYAN	Director	February 28, 2020
Bruce J. Ryan

/S/ CHARLES R. TRIMBLE	Director	February 28, 2020
Charles R. Trimble

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
KVH Industries, Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of KVH Industries, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in the 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 28, 2020 expressed an unqualified opinion.
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

Boston, Massachusetts
February 28, 2020

KVH INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$18,365	$15,212
Marketable securities	29,907	25
Accounts receivable, net of allowance for doubtful accounts of $1,589 and $2,390 as of December 31, 2019 & December 31, 2018, respectively	32,891	28,592
Inventories	23,465	22,942
Prepaid expenses and other current assets	3,188	2,532
Current contract assets	1,458	3,566
Current assets held for sale	—	4,871
Total current assets	109,274	77,740
Property and equipment, net	53,584	50,633
Intangible assets, net	4,943	5,661
Goodwill	15,408	15,031
Right of use assets	6,286	—
Other non-current assets	6,443	5,484
Non-current contract assets	3,408	6,971
Non-current deferred income tax asset	45	226
Non-current assets held for sale	—	25,906
Total assets	$199,391	$187,652
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,031	$16,735
Accrued compensation and employee-related expenses	5,637	4,947
Accrued other	7,733	9,100
Accrued product warranty costs	2,194	1,916
Current portion of long-term debt	—	9,928
Contract liabilities	4,443	7,647
Current operating lease liability	2,831	—
Liability for uncertain tax positions	521	893
Current liabilities held for sale	—	4,844
Total current liabilities	38,390	56,010
Other long-term liabilities	1,292	1,920
Long-term operating lease liability	3,482	—
Long-term contract liabilities	5,476	9,070
Long-term debt, excluding current portion	—	19,437
Non-current deferred income tax liability	762	966
Non-current liabilities held for sale	—	734
Total liabilities	$49,402	$88,137
Commitments and contingencies (Notes 1, 5, 6, 15, 16 and 17)
Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 1,000,000 shares; none issued	—	—
Common stock, $0.01 par value. Authorized 30,000,000 shares, 19,398,699 and 19,026,393 shares issued at December 31, 2019 and December 31, 2018, respectively; and 18,001,261 and 17,743,971 shares outstanding at December 31, 2019 and December 31, 2018, respectively	194	190
Additional paid-in capital	144,485	139,617
Accumulated earnings (deficit)	19,538	(15,397)
Accumulated other comprehensive loss	(2,767)	(14,731)
	161,450	109,679
Less: treasury stock at cost, common stock, 1,397,438 and 1,282,422 shares as of December 31, 2019 and December 31, 2018, respectively	(11,461)	(10,164)
Total stockholders’ equity	149,989	99,515
Total liabilities and stockholders’ equity	$199,391	$187,652

See accompanying Notes to Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2019	2018
Sales:
Product	$61,925	$63,277
Service	95,968	89,752
Net sales	157,893	153,029
Costs and expenses:
Costs of product sales	42,887	39,510
Costs of service sales	61,256	55,442
Research and development	15,926	14,951
Sales, marketing and support	33,434	30,571
General and administrative	25,486	23,201
Total costs and expenses	178,989	163,675
Loss from operations	(21,096)	(10,646)
Interest income	2,003	622
Interest expense	1,020	1,784
Other income, net	101	710
Loss from continuing operations before income tax (benefit) expense	(20,012)	(11,098)
Income tax (benefit) expense from continuing operations	(4,003)	346
Net loss from continuing operations	(16,009)	(11,444)
Income from discontinued operations, net of tax	49,264	3,212
Net income (loss)	$33,255	$(8,232)

Net loss from continuing operations per common share
Basic and diluted	$(0.92)	$(0.67)
Net income from discontinued operations per common share
Basic and diluted	$2.82	$0.19
Net income (loss) per common share
Basic and diluted	$1.90	$(0.48)
Number of shares used in per share calculation:
Basic and diluted	17,459	17,072

See accompanying Notes to Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended December 31,
	2019	2018
Net income (loss)	$33,255	$(8,232)
Other comprehensive income (loss), net of tax:
Unrealized gain on available-for-sale securities	—	1
Foreign currency translation adjustment	11,953	(3,473)
Unrealized gain on derivative instruments, net	11	58
Other comprehensive income (loss), net of tax (1)	11,964	(3,414)
Total comprehensive income (loss)	$45,219	$(11,646)

(1) Tax impact was nominal for all periods.

See accompanying Notes to Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2017	18,788	$188	$134,361	$(4,417)	$(11,317)	(1,659)	$(13,150)	$105,665
Net loss	—	—	—	(8,232)	—	—	—	(8,232)
Other comprehensive loss	—	—	—	—	(3,414)	—	—	(3,414)
ASC 606 Adoption	—	—	—	(2,748)	—	—	—	(2,748)
Stock-based compensation	—	—	3,321	—	—	—	—	3,321
Issuance of common stock under employee stock purchase plan	17	—	167	—	—	—	—	167
Sales of treasury stock	—	—	1,478	—	—	377	2,986	4,464
Exercise of stock options and issuance of restricted stock awards, net of forfeitures	221	2	290	—	—	—	—	292
Balance at December 31, 2018	19,026	$190	$139,617	$(15,397)	$(14,731)	(1,282)	$(10,164)	$99,515
Net income	—	—	—	33,255	—	—	—	33,255
Other comprehensive income	—	—	—	—	11,964	—	—	11,964
ASC 606 correction (FN 11)	—	—	—	1,680	—	—	—	1,680
Stock-based compensation	—	—	4,159	—	—	—	—	4,159
Issuance of common stock under employee stock purchase plan	45	—	414	—	—	—	—	414
Acquisition of treasury stock	—	—	—	—	—	(115)	(1,297)	(1,297)
Exercise of stock options and issuance of restricted stock awards, net of forfeitures	328	4	295	—	—	—	—	299
Balance at December 31, 2019	19,399	$194	$144,485	$19,538	$(2,767)	(1,397)	$(11,461)	$149,989

See accompanying Notes to Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$33,255	$(8,232)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Provision for doubtful accounts	(131)	657
Depreciation and amortization	11,487	12,857
Deferred income taxes	203	(781)
Loss on disposals of fixed assets	189	17
Gain on sale of Videotel	(53,711)	—
Compensation expense related to stock-based awards and employee stock purchase plan	4,159	3,321
Unrealized currency translation loss (gain)	71	(377)
Changes in operating assets and liabilities:
Accounts receivable	(4,344)	(2,183)
Inventories	(553)	(174)
Prepaid expenses, other current assets, and current contract assets	(307)	(286)
Other non-current assets and non-current contract assets	(1,042)	(2,054)
Accounts payable	(1,916)	2,041
Deferred revenue, contract liabilities, and long-term contract liabilities	1,170	(498)
Accrued compensation, product warranty, and other	(2,691)	874
Other long-term liabilities	(4)	2
Net cash (used in) provided by operating activities	$(14,165)	$5,184
Cash flows from investing activities:
Capital expenditures	(12,526)	(15,897)
Cash paid for acquisition of intangible assets	(94)	(44)
Proceeds from sale of fixed assets	103	—
Proceeds from sale of Videotel, net of cash sold	88,447	—
Purchases of marketable securities	(41,882)	(2,036)
Maturities and sales of marketable securities	12,000	10,330
Net cash provided by (used in) investing activities	$46,048	$(7,647)
Cash flows from financing activities:
Repayments of long-term debt	(2,597)	(182)
Repayments of term note borrowings	(21,938)	(22,507)
Repayments of line of credit borrowings	(15,000)	—
Proceeds from line of credit borrowings	10,000	5,000
Proceeds from stock options exercised and employee stock purchase plan	700	484
Repurchase of common stock	(1,297)	—
Sale of treasury stock	—	4,500
Payment of finance lease	(624)	(561)
Net cash used in financing activities	$(30,756)	$(13,266)
Effect of exchange rate changes on cash and cash equivalents	(812)	(817)
Net increase (decrease) in cash and cash equivalents	315	(16,546)
Cash and cash equivalents at beginning of period	18,050	34,596
Cash and cash equivalents at end of period	$18,365	$18,050
Supplemental disclosure of cash flow information:
Cash paid for interest	$929	$1,679
Cash paid for income taxes, net of refunds	$424	$2,578
Changes in accrued other and accounts payable related to property and equipment additions	$126	$244
Satellite hubs acquired under finance lease	$—	$3,068
Cash in current assets held for sale	$—	$2,838
Right of use assets (ROU) assets arising from entering into new operating lease obligations	$494	$—

See accompanying Notes to Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019 and 2018
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

KVH’s mobile connectivity service sales represent primarily sales earned from satellite voice and Internet airtime services. KVH provides, for monthly fixed and usage fees, satellite connectivity services, including broadband Internet, data and VoIP services, to its TracPhone V-series customers. AgilePlans, a mini-VSAT Broadband service offering, is a monthly subscription model providing global connectivity to commercial maritime customers, including hardware, installation, broadband Internet, Voice over Internet Protocol (VoIP), entertainment and training content and global support for a monthly fee with no minimum commitment. KVH offers AgilePlans customers a variety of airtime data plans with varying data speeds and fixed data usage levels with overage charges per megabyte, which is similar to the plans that the Company offers to its other customers. The Company recognizes the monthly subscription fee as service revenue over the service delivery period. The Company retains ownership of the hardware that it provides to AgilePlans customers, who must return the hardware to KVH if they decide to terminate the service. Because KVH does not sell the hardware under AgilePlans, the Company does not recognize any product revenue when the hardware is deployed to an AgilePlans customer. KVH records the cost of the hardware used by AgilePlans customers as revenue-generating assets and depreciates the cost over an estimated useful life of five years. Since the Company is retaining ownership of the hardware, it does not accrue any warranty costs for AgilePlans hardware; however, any maintenance costs on the hardware is expensed in the period these costs are incurred.

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

On May 13, 2019, the Company and its wholly owned subsidiary, KVH Media Group Limited (KMG), entered into a Share Purchase Agreement (the Purchase Agreement) with Pelican Holdco Limited, an affiliate of Oakley Capital IV Master SCSp, a UK company (together, Oakley), pursuant to which KMG sold all of the issued share capital of Super Dragon Limited and Videotel Marine Asia Limited (together referred to as Videotel) to Oakley for $89,387 in cash, on a cash-free, debt-free basis, subject to a working capital adjustment. Videotel comprised the Company’s maritime training business, which offered video, animation, eLearning computer-based training and interactive distance learning services to the maritime industry. The sale was completed immediately upon execution of definitive agreements. The Company received payment of the initial purchase price pursuant to a loan agreement (the Bridge Loan) on June 21, 2019. The Bridge Loan was secured by a charge (a type of foreign security interest) over the shares of Super Dragon Limited and Videotel Marine Asia Limited and was further backed by an equity commitment letter from Oakley Capital IV Master SCSp. The Bridge Loan’s interest rate was 5% per year during the period from closing until and including the 15th business day after the closing and increased to 12% per year during the period after the 15th business day until the maturity date. In December 2019, we finalized the working capital adjustment which reduced the proceeds from the sale of Videotel to $88,447. The Company does not have any continuing involvement in these operations other than to provide short-term transition services, which are being recorded in other income in continuing operations. The Company determined that the sale met the requirements for reporting as discontinued operations in accordance with Accounting Standards Codification (ASC) 205-20. Please see Note 18 for the discontinued operations disclosures.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATMENTS - (Continued)
December 31, 2019 and 2018
(in thousands, except per share amounts)

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

(c)	Significant Estimates and Assumptions and Other Significant Non-Recurring Transactions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of sales and expenses during the reporting periods. The 2019 consolidated financial statements reflect the sale of Videotel as a discontinued operation. See Note 18. On an on-going basis, the Company evaluates its significant estimates, including those related to revenue recognition, valuation of accounts receivable, value of inventory, expected future cash flows including growth rates, discount rates, terminal values and other assumptions and estimates used to evaluate the recoverability of long-lived assets and goodwill, estimated fair values of long-lived assets, including goodwill, amortization methods and periods, certain accrued expenses and other related charges, stock-based compensation, contingent liabilities, forfeitures and key valuation assumptions for its share-based awards, estimated fulfillment costs for warranty obligations, tax reserves and recoverability of the Company’s net deferred tax assets and related valuation allowance. There have been no material changes to the Company's significant accounting policies since January 1, 2018, except for (1) ASC 606, Revenue from Contracts with Customers, which the Company adopted effective January 1, 2018 (see Notes 1(e) and 11 for further discussion), and (2) ASC 842, Leases, which the Company adopted effective January 1, 2019 (see Notes 1(f) and 17 for further discussion).

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

During the second quarter of 2019, the Company sold Videotel. Please see Notes 18 for further discussion.

During the third quarter of 2019, the Company identified an out-of-period immaterial error related to the implementation and application of ASC 606 with respect to the recognition of revenue associated with sales-type leases. Please see Note 11 for further discussion.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATMENTS - (Continued)
December 31, 2019 and 2018
(in thousands, except per share amounts)

(d)	Concentration of Credit Risk and Single Source Suppliers

Cash, cash equivalents and marketable securities. The Company is potentially subject to financial instrument concentration of credit risk through its cash, cash equivalent and marketable securities investments. To mitigate these risks the Company maintains cash, cash equivalents and marketable securities with reputable and nationally recognized financial institutions. As of December 31, 2019, $29,907 classified as marketable securities was held by Wells Fargo and substantially all of the cash and cash equivalents were held by Bank of America, N.A. See Note 2 for a description of marketable securities.

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

	2019	2018
Beginning balance	$2,390	$2,334
(Subtractions) additions	(189)	375
Deductions (write-offs/recoveries) from reserve	(612)	(319)
Ending balance	$1,589	$2,390

Revenue and operations. Certain components from third parties used in the Company’s products are procured from single sources of supply. The failure of a supplier, including a subcontractor, to deliver on schedule could delay or interrupt the Company’s delivery of products and thereby materially adversely affect the Company’s revenues and operating results.

(e)	Revenue Recognition

The Company adopted ASC 606 on January 1, 2018 using the modified retrospective method for all contracts not completed as of the date of adoption. The adoption of ASC 606 represents a change in accounting principle that was intended to more closely align revenue recognition with the delivery of the Company's products and services and to provide enhanced disclosures. In accordance with ASC 606, revenue is recognized when a customer obtains control of promised products and services. The amount of revenue recognized reflects the consideration which the Company expects to be entitled to receive in exchange for these products and services. To achieve this core principle, the Company applies the following five steps:

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

KVH INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATMENTS - (Continued)
December 31, 2019 and 2018
(in thousands, except per share amounts)

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

KVH INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATMENTS - (Continued)
December 31, 2019 and 2018
(in thousands, except per share amounts)

Contracts with multiple performance obligations

The Company sells products and services through arrangements that in certain instances bundle VSAT equipment, satellite connectivity and other services. For these arrangements, the Company has determined that the performance obligations are not distinct in the context of the contracts with certain customers. The Company will recognize product revenue under these arrangements over the estimated satellite connectivity customer life, which is estimated to be five years based on historical evidence.

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

KVH INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATMENTS - (Continued)
December 31, 2019 and 2018
(in thousands, except per share amounts)

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

(f)	Leases

The Company adopted ASC 842 on January 1, 2019. ASC 842 requires the recognition of lease assets and lease liabilities for leases classified as operating leases. The original guidance required application of ASC 842 on a modified retrospective basis with the earliest period presented. In August 2018, the FASB issued ASU 2018-11, Targeted Improvements to ASC 842, which included an option to not restate comparative periods in transition and elect to use the effective date as the date of initial application of transition. The Company elected not to restate comparative periods and, accordingly, the financial results reported for periods prior to January 1, 2019 have not been restated. The new lease accounting standard did not have an impact on the amounts reported in the consolidated statement of operations but resulted in the recording of $10,469 of new right of use (ROU) assets and additional liabilities for operating leases on the consolidated balance sheet as of January 1, 2019. In ASC 842, a lease is defined as follows: “[a] contract is or contains a lease if the contract conveys the right to control the use of identified property, plant, or equipment (an identified asset) for a period of time in exchange for consideration.”

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

KVH INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATMENTS - (Continued)
December 31, 2019 and 2018
(in thousands, except per share amounts)

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

(g)	Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, which include cash equivalents, investments, accounts receivable, accounts payable and accrued expenses, approximate their fair values due to the short maturity of these instruments. See Note 2 for more information on the fair value of the Company’s marketable securities. The carrying amount of the Company’s debt, line of credit, and capital lease approximates fair value based on currently available quoted rates of similarly structured debt facilities. See Note 5 for more information on the fair value of the Company’s debt and line of credit and Note 17 for the Company's finance lease.

(h)	Cash, Cash Equivalents, and Marketable Securities

In accordance with the Company’s investment policy, cash in excess of operational needs is invested in money market mutual funds, government agency bonds, United States treasuries, municipal bonds, corporate notes, and certificates of deposit. All highly liquid investments with a maturity date of three months or less at the date of purchase are classified as cash equivalents. The Company determines the appropriate classification of marketable securities at each balance sheet date. As of December 31, 2019 and 2018, all of the Company’s marketable securities have been designated as available-for-sale and are carried at their fair value with unrealized gains and losses included in accumulated other comprehensive loss in the accompanying consolidated balance sheets.

The Company reviews investments in debt securities for other than temporary impairment whenever the fair value of an investment is less than amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time. To determine whether an impairment is other-than-temporary, the Company considers whether it intends to sell the security, whether it expects to recover the credit loss, and if it is more likely than not that the Company will be required to sell the security prior to recovery. Evidence considered in this assessment includes the reasons for the impairment, compliance with the Company’s investment policy, the severity and duration of the impairment, changes in value subsequent to year-end and forecasted performance of the investee. The Company has reviewed its securities with unrealized losses as of December 31, 2019 and 2018 and has concluded that no other-than-temporary impairments exist.

(i)	Inventories

Inventories are stated at the lower of cost and net realizable value using the first-in first-out costing method. The Company adjusts the carrying value of its inventory based on the consideration of excess and obsolete components based on future estimate demand. The Company records inventory charges to costs of product sales.

(j)	Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization are computed on the straight-line method over the estimated useful lives of the respective assets. The principal lives used in determining the depreciation rates of various assets are: buildings and improvements, 5-40 years; leasehold improvements, shorter of original lease term or useful life; machinery, satellite hubs and equipment, 4-10 years; office and computer equipment, 3-7 years; and motor vehicles, 5 years.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATMENTS - (Continued)
December 31, 2019 and 2018
(in thousands, except per share amounts)

(k)	Goodwill, Intangible Assets and other Long-Lived Assets

The Company’s goodwill and intangible assets are associated with the purchase of Virtek Communication (now known as KVH Industries Norway AS) in September 2010 and Headland Media Limited (now known as the KVH Media Group) in May 2013.

ASC Topic 350, Intangibles—Goodwill and Other (ASC 350) requires the completion of a goodwill impairment test at least annually. The Company performed its annual goodwill impairment test for 2019 as of October 1, 2019. For this test, the Company performed a qualitative assessment of goodwill impairment (Step 0) and concluded that it was more-likely-than-not that its reporting units' fair values exceeded their respective carrying values. Accordingly, it was not necessary for the Company to perform the full Step 1 quantitative analysis.

Intangible assets with estimated lives and other long-lived assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of intangible assets with estimated lives and other long-lived assets is measured by a comparison of the carrying amount of an asset or asset group to future net undiscounted cash flows expected to be generated by the asset or asset group. If these comparisons indicate that an asset is not recoverable, the Company will recognize an impairment loss for the amount by which the carrying value of the asset or asset group exceeds the related estimated fair value. Estimated fair value is based on either discounted future operating cash flows or appraised values, depending on the nature of the asset. During 2019, there were no events or changes in circumstances that indicated any of the carrying amounts of the Company’s intangible assets or other long-lived assets may not be recoverable. See Note 9 for further discussion of goodwill and intangible assets.

(l)	Other Non-Current Assets

Other non-current assets are primarily comprised of long-term lease receivables, prepaid expenses, and deposits.

(m)	Product Warranty

The Company’s products carry standard limited warranties that range from one to two years and vary by product. The warranty period begins on the date of retail purchase or lease by the original purchaser. The Company accrues estimated product warranty costs at the time of sale and any additional amounts are recorded when such costs are probable and can be reasonably estimated. Factors that affect the Company’s warranty liability include the number of units sold or leased, historical and anticipated rates of warranty repairs and the cost per repair. Warranty and related costs are reflected within sales, marketing and support in the accompanying consolidated statements of operations. As of December 31, 2019 and 2018, the Company had accrued product warranty costs of $2,194 and $1,916, respectively. The following table summarizes product warranty activity during 2019 and 2018:

	2019	2018
Beginning balance	$1,916	$2,074
Charges to expense	2,186	2,060
Costs incurred	(1,908)	(2,218)
Ending balance	$2,194	$1,916

(n)	Shipping and Handling Costs

Shipping and handling costs are expensed as incurred and included in cost of sales. Billings for shipping and handling are reflected within net sales in the accompanying consolidated statements of operations.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATMENTS - (Continued)
December 31, 2019 and 2018
(in thousands, except per share amounts)

(o)	Research and Development

Expenditures for research and development, including customer-funded research and development, are expensed as incurred. Revenue and related development costs from customer-funded research and development are as follows:

	Year Ended December 31,
	2019	2018
Customer-funded service sales	$5,816	$4,563
Customer-funded costs included in costs of service sales	4,373	3,087

(p)	Advertising Costs

Costs related to advertising are expensed as incurred. Advertising expense was $2,290 and $1,818 for the years ended December 31, 2019 and 2018, respectively, and is included in sales, marketing, and support expense in the accompanying consolidated statements of operations.

(q)	Foreign Currency Translation

The financial statements of the Company’s foreign subsidiaries located in Denmark and Singapore are maintained using the United States dollar as the functional currency. Exchange rates in effect on the date of the transaction are used to record monetary assets and liabilities. Revenue and other expense elements are recorded at rates that approximate the rates in effect on the transaction dates. Foreign currency exchange gains and losses are recognized within “Other income, net” in the accompanying consolidated statements of operations. For the years ended December 31, 2019 and 2018, the Company recorded a total of net foreign currency exchange losses (gains) in its accompanying consolidated statements of operations of $181 and $(552), respectively, which is comprised of both realized and unrealized foreign currency exchange gains and losses.

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

(r)	Income Taxes

The Company is subject to income taxes in the U.S. and in numerous foreign jurisdictions. The Company accounts for income taxes following ASC Topic 740, Accounting for Income Taxes.

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

KVH INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATMENTS - (Continued)
December 31, 2019 and 2018
(in thousands, except per share amounts)

(s)	Net Loss per Common Share

Basic net loss per share is calculated based on the weighted average number of common shares outstanding during the period. Diluted net income per share incorporates the dilutive effect of common stock equivalent options, warrants and other convertible securities, if any, as determined in accordance with the treasury stock accounting method. For the years ended December 31, 2019 and 2018 since there was a net loss from continuing operations, the Company excluded all 1,209 and 808 shares, respectively, in outstanding stock options and non-vested restricted shares from its diluted loss per share calculation, as inclusion of these securities would have reduced the net loss per share.

A reconciliation of the basic and diluted weighted average common shares outstanding is as follows:

	2019	2018
Weighted average common shares outstanding—basic	17,459	17,072
Dilutive common shares issuable in connection with stock plans	—	—
Weighted average common shares outstanding—diluted	17,459	17,072

(t)	Contingent Liabilities

The Company estimates the amount of potential exposure it may have with respect to claims, assessments and litigation in accordance with ASC 450, Contingencies. As of December 31, 2019 and 2018, the Company was not party to any lawsuit or proceeding that, in management's opinion, was likely to materially harm the Company's business, results of operations, financial condition or cash flows, as described in Note 16. It is not always possible to predict the outcome of litigation, as it is subject to many uncertainties. Additionally, it is not always possible for management to make meaningful estimates of the potential loss or range of loss associated with such litigation.

(u)	Operating Segments

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

The Company operates in a number of major geographic areas, including internationally. Revenues from international locations, primarily consisting of Canada, European countries, both inside and outside the European Union, as well as Africa, Asia/Pacific, the Middle East, and South America (see Note 12, "Segment Reporting").

KVH INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATMENTS - (Continued)
December 31, 2019 and 2018
(in thousands, except per share amounts)

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

ASC Update No. 2017-12

In August 2017, the FASB issued ASC Update No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The update is effective for annual periods beginning after December 15, 2018. Early adoption is permitted. The purpose of Update No. 2017-12 is to improve the presentation and disclosure requirements for, and simplify the application and increase transparency of, hedge accounting. The adoption of Update No. 2017-12 did not have a material impact on the Company's financial position or results of operations.

ASC Update No. 2018-07

In June 2018, the FASB issued ASC Update No. 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. The update is effective for annual periods beginning on or after December 15, 2018. Early adoption is permitted. The purpose of Update No. 2018-07 is to expand the scope of the employee share-based payments guidance to include share-based payments issued to nonemployees. The adoption of Update No. 2018-07 did not have a material impact on the Company's financial position or results of operations.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATMENTS - (Continued)
December 31, 2019 and 2018
(in thousands, except per share amounts)

Standards to be Implemented

ASC Update No. 2016-13, ASC Update No. 2018-19, ASC Update No. 2019-04, ASC Update No. 2019-05, ASC Update No. 2019-10 and ASC Update No. 2019-11

In June 2016, the FASB issued ASC Update No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The update is effective for fiscal years beginning after December 15, 2019. Early adoption is permitted for fiscal years beginning after December 15, 2018. The purpose of Update No. 2016-13 is to replace the incurred loss impairment methodology for financial assets measured at amortized cost with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information, including forecasted information, to develop credit loss estimates.

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

In May 2019, the FASB issued ASC Update No. 2019-04, Codification Improvements to Topic 326, Financial
Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. This update introduced clarifications of the Board’s intent with respect to accrued interest, the transfer between classifications or categories for loans and debt securities, recoveries, reinsurance recoverables, projects of interest rate environments for variable-rate financial instruments, costs to sell when foreclosure is probable, consideration of expected prepayments when determining the effective interest rate, vintage disclosures, and extension and renewal options.

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

In November 2019, the FASB issued ASC Update No. 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842). The amendments in this update change some effective dates for certain new accounting standards for certain types of entities. The update amends ASC 326 and ASC 350's effective date for all SEC filers other than smaller reporting companies to be the fiscal years beginning after December 15, 2019, and interim periods therein. The effective date for all other entities, including smaller reporting companies, will be the fiscal years beginning after December 15, 2022, and interim periods therein. The update does not change the effective date of ASC 815 and ASC 842 for public business entities (PBEs), but amends the effective date for all other entities to be the fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021.

In November 2019, the FASB issued ASC Update No. 2019-11, Codification Improvements to Topic 326, Financial Instruments—Credit Losses. The update is effective for entities that have adopted ASU 2016-13, and the amendments in ASU 2019-11 are effective for fiscal years beginning after December 15, 2019, and interim periods therein. Early adoption is permitted in any interim period after issuance of this update as long as an entity has adopted the amendments in Update 2016-13. The purpose of Update No. 2019-11 is to clarify the scope of the recovery guidance to purchased financial assets with credit deterioration.

As a current smaller reporting entity, the effective date will be the fiscal years beginning after December 15, 2022. The adoption of Update Nos. 2016-13, 2018-19, 2019-04, 2019-05, 2019-10 and 2019-11 is not expected to have a material impact on the Company's financial position or results of operations.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATMENTS - (Continued)
December 31, 2019 and 2018
(in thousands, except per share amounts)

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

ASC Update No. 2019-08

In November 2019, the FASB issued ASC Update No. 2019-08, Compensation—Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606). For entities that have adopted the amendments in Update 2018-07, the amendments in this update are effective in fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted, but not before the amendments in Update 2018-07 are adopted. The purpose of Update No. 2019-08 is to clarify the accounting for share-based payments issued as consideration payable to a customer in accordance with ASC 606, and entities apply the guidance in ASC 718 to measure and classify share-based payments issued to a customer that are not in exchange for a distinct good or service. Update No. 2019-08 is not expected to have a material impact on the Company's financial position or results of operations.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATMENTS - (Continued)
December 31, 2019 and 2018
(in thousands, except per share amounts)

ASC Update No. 2019-12

In December 2019, the FASB issued ASC Update No. 2019-12, Income Taxes (Topic 740). The update is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption is permitted, including adoption in any interim period, for public business entities for periods for which financial statements have not yet been issued. The purpose of Update No. 2019-12 is to remove certain exceptions for recognizing deferred taxes for investments and simplify the accounting for income taxes in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. It amends the requirements relating to the accounting for "hybrid" tax regimes. Update No. 2019-12 is not expected to have a material impact on the Company's financial position or results of operations.

There are no other recent accounting pronouncements issued by the FASB that the Company expects would have a material impact on the Company's financial statements.

(2)	Marketable Securities

Marketable securities consisted of the following as of December 31, 2019 and 2018:

December 31, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market mutual funds	$29,907	$—	$—	$29,907
Total marketable securities designated as available-for-sale	$29,907	$—	$—	$29,907

December 31, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market mutual funds	$25	$—	$—	$25
Total marketable securities designated as available-for-sale	$25	$—	$—	$25
The amortized costs and fair value of debt securities as of December 31, 2019 and 2018 are shown below by effective maturity. Effective maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

December 31, 2019	Amortized Cost	Fair Value
Due in less than one year	$—	$—
December 31, 2018	Amortized Cost	Fair Value
Due in less than one year	$—	$—
Interest income from cash equivalents and marketable securities was $480 and $18 for the years ended December 31, 2019 and 2018, respectively.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATMENTS - (Continued)
December 31, 2019 and 2018
(in thousands, except per share amounts)

(3)	Inventories

Inventories are stated at the lower of cost and net realizable value using the first-in first-out costing method. Inventories as of December 31, 2019 and 2018 include the costs of material, labor, and factory overhead. Components of inventories consist of the following:

	December 31,
	2019	2018
Raw materials	$12,755	$13,698
Work in process	3,117	2,489
Finished goods	7,593	6,755
	$23,465	$22,942

During 2019, the Company recorded an inventory reserve of $2.3 million relating to its TracPhone V-IP products as the Company decided to no longer promote sales of these products and instead to focus its efforts on migrating customers to its HTS network and products.

(4)	Property and Equipment

Property and equipment, net, as of December 31, 2019 and 2018 consist of the following:

	December 31,
	2019	2018
Land	$3,828	$3,828
Building and improvements	24,172	24,060
Leasehold improvements	501	478
Revenue-generating assets	47,010	38,066
Machinery and equipment	18,022	17,239
Office and computer equipment	14,054	12,681
Motor vehicles	31	31
	107,618	96,383
Less accumulated depreciation	(54,034)	(45,750)
	$53,584	$50,633

Depreciation expense for the years ended December 31, 2019 and 2018 amounted to $8,798 and $7,026, respectively.

Certain revenue-generating hardware assets are utilized by the Company in the delivery of the Company's airtime services, media, and other content.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATMENTS - (Continued)
December 31, 2019 and 2018
(in thousands, except per share amounts)

(5)	Debt and Line of Credit

Long-term debt consists of the following:

	December 31,
	2019	2018
2018 term notes	$—	$21,938
2018 revolver	—	5,000
Mortgage loan	—	2,597
Total long-term debt	—	29,535
Less debt issuance costs for 2018 term note (a)	—	170
Total debt less debt issuance costs	—	29,365
Less amounts classified as current	—	9,928
Long-term debt, excluding current portion	$—	$19,437
(a) - As of December 31, 2018, debt issuance costs classified as current and long-term are $60 and $110, respectively.

Term Note and Line of Credit

On October 30, 2018, the Company amended and restated its then-outstanding senior credit facility agreement (the 2014 Credit Agreement) by entering into (i) a three-year senior credit facility agreement (the 2018 Credit Agreement) with Bank of America, N.A., as Administrative Agent, and the lenders named from time to time as parties thereto (the 2018 Lenders), for an aggregate amount of up to $42,500, including a term loan (2018 Term Loan) of $22,500 and a reducing revolving credit facility (the 2018 Revolver) of up to $20,000 initially and reducing to $15,000 on December 31, 2019, each to be used for general corporate purposes, including the refinancing of the Company’s then-outstanding indebtedness under the 2014 Credit Agreement as described below, (ii) a Security Agreement required by the 2018 Lenders with respect to the grant by the Company of a security interest in substantially all of the assets of the Company in order to secure the obligations of the Company under the 2018 Credit Agreement, and (iii) Pledge Agreements required by the 2018 Lenders with respect to the grant by the Company of a security interest in 65% of the capital stock of each of KVH Industries A/S and KVH Industries U.K. Limited held by the Company in order to secure the obligations of the Company under the 2018 Credit Agreement. On the closing date, the Company repaid $17,225 on the term loan outstanding under the 2014 Credit Agreement and refinanced its remaining balance. On the closing date, the Company also borrowed $5,000 under the 2018 Revolver.

On May 13, 2019, the Company entered into a consent with Bank of America, N.A., as Administrative Agent, authorizing the Purchase Agreement and Bridge Loan, as discussed in Note 1. On June 27, 2019, the Company used the proceeds of the sale of Videotel to repay in full the then-outstanding balance of $21,375 under the 2018 Term Loan and to repay $13,000 of the then-outstanding balance under the 2018 Revolver. Under the terms of the consent, the 2018 Revolver will remain at $20,000 through the term of the 2018 Credit Agreement. On October 30, 2021, the entire principal balance of any outstanding loans under the 2018 Revolver will be due and payable, together with all accrued and unpaid interest, fees and any other amounts due and payable under the 2018 Credit Agreement. As of December 31, 2019, no amounts were outstanding under the 2018 Revolver, and the full balance of $20,000 was available for borrowing.

The 2018 Credit Agreement contains provisions requiring the mandatory prepayment of amounts outstanding under the 2018 Revolver under specified circumstances, including (i) 100% of the net cash proceeds from certain dispositions to the extent not reinvested in the Company's business within a stated period, (ii) 50% of the net cash proceeds from stated equity issuances and (iii) 100% of the net cash proceeds from certain receipts above certain threshold amounts outside the ordinary course of business.

Borrowings under the 2018 Revolver are subject to the satisfaction of various conditions precedent at the time of each borrowing, including the continued accuracy of the Company’s representations and warranties and the absence of any default under the 2018 Credit Agreement.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATMENTS - (Continued)
December 31, 2019 and 2018
(in thousands, except per share amounts)

The 2018 Credit Agreement contains two financial covenants, a maximum Consolidated Leverage Ratio and a minimum Consolidated Fixed Charge Coverage Ratio, each as defined in the 2018 Credit Agreement. The Consolidated Leverage Ratio may not be greater than 2.50:1.00 on December 31, 2019 and declines to 2.00:1.00 on December 31, 2020. The Consolidated Fixed Charge Coverage Ratio may not be less than 1.25:1.00.

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
Mortgage Loan

In April 2019, the Company repaid in full the outstanding balance under its mortgage loan in the amount of $2,551. As discussed in Note 15 to the consolidated financial statements, in April 2010, the Company entered into two interest rate swap agreements that were intended to hedge its mortgage interest obligations over the term of the mortgage loan by fixing the interest rates specified in the mortgage loan to 5.91% for half of the principal amount outstanding as of April 1, 2010 and 6.07% for the remaining half. Both interest rate swap agreements were also settled upon repayment of the mortgage loan.

(6)	Commitments and Contingencies

The Company has certain operating leases and other commitments for satellite capacity, various equipment, and facilities. The following reflects future minimum payments under operating leases and other commitments that have initial or remaining non-cancelable terms at December 31, 2019:

Years ending December 31,	Commitments (a)
2020	$26,079
2021	18,964
2022	9,908
2023	3,182
2024	776
Thereafter	255
Total minimum payments	$59,164
(a) Includes the future minimum lease payments for the Company's operating leases as seen in Note 17.

Total rent expense incurred under facility operating leases for the years ended December 31, 2019 and 2018 amounted to $675 and $741, respectively. Total expense incurred under satellite capacity and equipment operating leases and other commitments for the years ended December 31, 2019 and 2018 amounted to $36,390 and $34,644, respectively, which also includes payments for usage charges in excess of the minimum contractual requirements.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATMENTS - (Continued)
December 31, 2019 and 2018
(in thousands, except per share amounts)

In the normal course of business, the Company enters into unconditional purchase order obligations with its suppliers for inventory and other operational purchases. Outstanding and unconditional purchase order obligations were $24,679 as of December 31, 2019, which the Company expects to fulfill in 2020.

The Company did not have any off-balance sheet commitments, guarantees, or standby repurchase obligations as of December 31, 2019.

(7)	Stockholders’ Equity

The Company recognizes stock-based compensation in accordance with the provisions of ASC Topic 718, Compensation--Stock Compensation. Stock-based compensation expense, excluding compensation charges related to our employee stock purchase plan, or the ESPP, was $4,099 and $3,267 for the year ended December 31, 2019 and 2018, respectively.

The Company is authorized to grant stock options, restricted stock awards and other stock-based awards under its 2016 Equity and Incentive Plan (the 2016 Plan) with respect to up to 3,000 shares of common stock (plus up to an additional 1,690 shares in respect of certain awards under earlier equity compensation plans that may be forfeited, canceled, reacquired by the Company or terminated after adoption of the 2016 Plan). Options have generally been granted with an exercise price equal to the fair market value of the common stock on the date of grant and have generally provided for vesting in equal annual amounts over four years beginning on the first anniversary of the date of the grant. No options are exercisable for periods of more than five years after date of grant. Under the 2016 Plan, each share issued under awards other than options and stock appreciation rights will reduce the number of shares reserved for issuance by two shares. Shares issued under options or stock appreciation rights will reduce the shares reserved for issuance on a share-for-share basis. The 2016 Plan and earlier equity compensation plans, pursuant to which an aggregate of 12,415 shares of the Company’s common stock were reserved for issuance, were all approved by the Company's shareholders. As of December 31, 2019, 402 shares were available for future grants. The Compensation Committee of the Board of Directors administers the equity compensation plans, approves the individuals to whom awards will be granted and determines the number of shares and other terms of each award. Outstanding options under the Company's equity compensation plans at December 31, 2019 expire from January 2020 through August 2024. None of the Company’s outstanding options includes performance-based or market-based vesting conditions as of December 31, 2019.

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

The per share weighted-average fair values of stock options granted during 2019 and 2018 were $3.09 and $3.82, respectively. The weighted-average assumptions used to value options as of their grant date were as follows:

	Year Ended December 31,
	2019	2018
Risk-free interest rate	1.91%	2.81%
Expected volatility	36.9%	36.6%
Expected life (in years)	4.27	4.29
Dividend yield	0%	0%

KVH INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATMENTS - (Continued)
December 31, 2019 and 2018
(in thousands, except per share amounts)

The changes in outstanding stock options for the year ended December 31, 2019 and 2018 are as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2018	1,276	$10.28
Granted	630	$9.48
Exercised	(37)	$7.89
Expired, canceled or forfeited	(245)	$11.35
Outstanding at December 31, 2019	1,624	$9.86	3.25	$2,325
Exercisable at December 31, 2019	440	$10.26	2.07	$572
Options vested or expected to vest at December 31, 2019	1,624	$9.86	3.25	$2,325

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2017	1,064	$10.06
Granted	404	$11.30
Exercised	(40)	$7.93
Expired, canceled or forfeited	(152)	$12.14
Outstanding at December 31, 2018	1,276	$10.28	3.15	$1,078
Exercisable at December 31, 2018	379	$10.98	1.68	$211
Options vested or expected to vest at December 31, 2018	1,276	$10.28	3.15	$1,078

The total aggregate intrinsic value of options exercised was $108 and $163 in 2019 and 2018, respectively.

As of December 31, 2019, there was $3,032 of total unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted-average period of 2.65 years. In 2019 and 2018, the Company recorded compensation charges of $1,076 and $856, respectively, related to stock options. Compensation costs for options subject only to service conditions that vest ratably are recognized on a straight-line basis over the requisite service period for the entire award. During 2019 and 2018, cash received under stock option plans for exercises was $286 and $317, respectively.

(b)	Restricted Stock

The Company granted 322 and 200 restricted stock awards to employees under the terms of the 2016 Plan or the Amended and Restated 2006 Stock Incentive Plan (2006 Plan) for the years ended December 31, 2019 and 2018, respectively. The restricted stock awards have generally provided for vesting annually over four years from the date of grant subject to the recipient remaining an employee through the applicable vesting dates. Compensation expense for restricted stock awards is measured at fair value on the date of grant based on the number of shares granted and the quoted market closing price of the Company’s common stock. Such value is recognized as expense over the vesting period of the award, net of forfeitures. The weighted-average grant-date fair value of restricted stock granted during 2019 and 2018 was $9.67 and $11.47 per share, respectively.

As of December 31, 2019, there was $3,350 of total unrecognized compensation expense related to restricted stock awards, which is expected to be recognized over a weighted-average period of 2.14 years. Compensation costs for awards subject only to service conditions that vest ratably are recognized on a straight-line basis over the requisite service period for the entire award. Compensation cost for awards initially subject to certain performance conditions are recognized on a ratable basis over the requisite service period for the entire award. In 2019 and 2018, the Company recorded compensation charges of $3,023 and $2,411, respectively, related to restricted stock awards.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATMENTS - (Continued)
December 31, 2019 and 2018
(in thousands, except per share amounts)

Restricted stock activity under the 2006 Plan and the 2016 Plan for 2019 is as follows:

	Number of Shares	Weighted- average grant date fair value
Outstanding at December 31, 2018, unvested	526	$9.86
Granted	322	9.67
Vested	(319)	10.24
Forfeited	(31)	9.54
Outstanding at December 31, 2019, unvested	498	$9.51

(c)	Employee Stock Purchase Plan

Under the Company's Amended and Restated 1996 Employee Stock Purchase Plan (ESPP), an aggregate of 1,650 shares of common stock have been reserved for issuance, of which 891 shares remain available as of December 31, 2019.

The ESPP covers all of the Company’s employees. Under the terms of the ESPP, eligible employees can elect to have up to six percent of their pre-tax compensation withheld to purchase shares of the Company’s common stock on a semi-annual basis at 85% of the market price on the first or last day of each purchase period, whichever is lower. During 2019 and 2018, shares issued under this plan were 45 and 17 shares, respectively. The Company utilizes the Black-Scholes option-pricing model to calculate the fair value of these discounted purchases. The fair value of the 15% discount is recognized as compensation expense over the purchase period. The Company applies a graded vesting approach because the ESPP provides for multiple purchase periods and is, in substance, a series of linked awards. In 2019 and 2018, the Company recorded compensation charges of $60 and $54, respectively, related to the ESPP. During 2019 and 2018, cash received under the ESPP was $414 and $167, respectively.

(d)	Stock-Based Compensation Expense

The following presents stock-based compensation expense, including expense for the ESPP, in the Company's consolidated statements of operations for the years ended December 31, 2019 and 2018.

	2019	2018
Cost of product sales	$240	$163
Cost of service sales	—	—
Research and development	815	672
Sales, marketing and support	867	663
General and administrative	2,237	1,823
	$4,159	$3,321

KVH INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATMENTS - (Continued)
December 31, 2019 and 2018
(in thousands, except per share amounts)

(e) Accumulated Other Comprehensive Loss (AOCI)

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

	Foreign Currency Translation	Unrealized (Loss) Gain on Available for Sale Marketable Securities	Interest Rate Swaps	Total Accumulated Other Comprehensive Loss
Balance, December 31, 2017	$(11,247)	$(1)	$(69)	$(11,317)
Other comprehensive (loss) income before reclassifications	(3,473)	1	10	(3,462)
Reclassified from AOCI	—	—	48	48
Net other comprehensive (loss) income, December 31, 2018	(3,473)	1	58	(3,414)
Balance, December 31, 2018	(14,720)	—	(11)	(14,731)
Other comprehensive income before reclassifications	470	—	3	473
Reclassified from AOCI	11,483	—	8	11,491
Net other comprehensive income, December 31, 2019	11,953	—	11	11,964
Balance, December 31, 2019	$(2,767)	$—	$—	$(2,767)

For additional information, see Note 2, "Marketable Securities", and see Note 15, "Derivative Instruments and Hedging Activities."

KVH INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATMENTS - (Continued)
December 31, 2019 and 2018
(in thousands, except per share amounts)

(8)    Income Taxes

Income tax expense for the years ended December 31, 2019 and 2018 attributable to loss from operations is presented below.

	Current	Deferred	Total
Year ended December 31, 2019
Federal	$(196)	$(4,741)	$(4,937)
State	(28)	(29)	(57)
Foreign	1,143	(152)	991
	$919	$(4,922)	$(4,003)
Year ended December 31, 2018
Federal	$(3)	$(12)	$(15)
State	(59)	(4)	(63)
Foreign	596	(172)	424
	$534	$(188)	$346

Actual income tax expense differs from the “expected” income tax benefit computed by applying the United States Federal statutory income tax rate of 21% for both 2019 and 2018 to loss before tax expense, as follows:

	Year Ended December 31,
	2019	2018
Income tax benefit at Federal statutory income tax rate	$(4,203)	$(2,314)
(Decrease) increase in income taxes resulting from:
State income tax (benefit) expense, net of federal benefit	(610)	172
State research and development, investment credits	71	(397)
Non-deductible meals & entertainment	36	26
Non-deductible stock compensation expense	18	6
GILTI	—	577
Nontaxable interest income	—	2
Foreign tax rate differential	(4)	(22)
Federal research and development credits	(490)	(378)
Uncertain tax positions	(110)	53
Provision to tax return adjustments	21	513
Change in tax rates	—	(3)
Change in valuation allowance	934	2,127
Foreign research and development incentives	—	(5)
Loss on legal entity dissolution	244	—
Other	90	(11)
Income tax (benefit) expense	$(4,003)	$346

KVH INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATMENTS - (Continued)
December 31, 2019 and 2018
(in thousands, except per share amounts)

Loss from continuing operations before income tax (benefit) expense determined by tax jurisdiction, are as follows:

	Year Ended December 31,
	2019	2018
United States	$(22,452)	$(12,828)
Foreign	2,440	1,730
Total	$(20,012)	$(11,098)
Deferred tax assets and liabilities for the periods presented consisted of the following:

	December 31,
	2019	2018
Deferred tax assets:
Accounts receivable, due to allowance for doubtful accounts	$373	$577
Inventories	776	718
Operating loss carry-forwards	1,343	3,064
Stock-based compensation expense	807	762
Property and equipment, due to difference in depreciation	47	53
Research and development, alternative minimum tax credit carry-forwards	5,243	4,716
Foreign tax credit carry-forwards	2,345	2,360
State tax credit carry-forwards	3,146	2,977
Capitalized research and development	3,263	3,130
Warranty reserve	523	454
Accrued expenses	845	556
Right of use assets	1,378	—
Gross deferred tax assets	20,089	19,367
Less valuation allowance	(18,452)	(18,144)
Total deferred tax assets	1,637	1,223
Deferred tax liabilities:
Purchased intangible assets	(844)	(951)
Property and equipment, due to differences in depreciation	(132)	(994)
Lease liability	(1,378)	—
Other	—	(18)
Total deferred tax liabilities	(2,354)	(1,963)
Net deferred tax liability	$(717)	$(740)
Non-current deferred income tax asset	$45	$226
Non-current deferred income tax liability	$(762)	$(966)
As of December 31, 2019, the Company had federal research and development tax credit carry-forwards in the amount of $5,234 and other general business credits of $9 that expire in years 2026 through 2039. As of December 31, 2019, the Company had foreign tax credit carry-forwards in the amount of $2,345 that expire in years 2026 through 2027. As of December 31, 2019, the Company had state research and development tax credit carry-forwards in the amount of $3,844 that expire in years 2020 through 2026. The Company also had other state tax credit carry-forwards of $138 available to reduce future state tax expense that expire in years 2020 through 2026.
The Company’s ability to utilize these net operating loss carry-forwards and tax credit carry-forwards may be limited in the future if the Company experiences an ownership change pursuant to Internal Revenue Code Section 382. An ownership change occurs when the ownership percentages of 5% or greater stockholders change by more than 50% over a three-year period.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATMENTS - (Continued)
December 31, 2019 and 2018
(in thousands, except per share amounts)

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
As of January 1, 2018, the Company adopted ASC 606. The adoption of ASC 606 primarily resulted in a deferment of revenue as of December 31, 2017, which in turn generated additional deferred tax assets that ultimately increased the Company's net deferred tax asset position by $202 as of January 1, 2018 related to sales made by the Company in certain international jurisdictions.

In assessing the realizability of its net deferred tax assets, the Company considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of December 31, 2019, the Company concluded that a net increase of $308 of the valuation allowance was appropriate. The change was the result of an increase in domestic tax credit and net operating loss balances offset by a decrease attributed to the derecognition of foreign net operating losses. As part of the Company’s analysis, the Company evaluated, among other factors, its recent history of generating taxable income and its near-term forecasts of future taxable income.

As of December 31, 2019, unremitted foreign earnings, which were not significant, have been retained by the Company's foreign subsidiaries for indefinite reinvestment. Upon repatriation of those earnings, in the form of dividends or otherwise, the Company could be subject to state tax and withholding taxes payable to various foreign countries.

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
The aggregate changes in the total gross amount of unrecognized tax benefits are as follows:

	Year Ended December 31,
	2019	2018
Unrecognized tax benefits as of January 1	$494	$469
Gross increase in unrecognized tax benefits - prior year tax positions	1,524	—
Gross increase in unrecognized tax benefits - current year tax positions	78	75
Lapse of statute of limitations	(199)	(50)
Unrecognized tax benefits as of December 31	$1,897	$494

All unrecognized tax benefits as of December 31, 2019 and 2018, if recognized, would result in a reduction of the Company's effective tax rate.
The Company recorded interest and penalties of $11 and $16 in its consolidated statement of operations for the years ended December 31, 2019 and 2018, respectively. Total accrued interest and penalties related to tax positions taken on our tax returns and included in non-current income taxes payable was approximately $147 and $136 as of December 31, 2019 and 2018, respectively.
The timing of any resolution of income tax examinations is highly uncertain, as are the amounts and timing of any settlement payment. These events could cause fluctuations in the balance sheet classification of current and non-current assets and liabilities. The Company estimates that it is reasonably possible that the balance of unrecognized tax benefits as of December 31, 2019 may decrease approximately $32 in the next twelve months as a result of a lapse of statutes of limitation and settlements with taxing authorities.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATMENTS - (Continued)
December 31, 2019 and 2018
(in thousands, except per share amounts)

The Company’s tax jurisdictions include the United States, the United Kingdom, Denmark, Cyprus, Norway, Brazil, Singapore, Belgium, the Netherlands, Hong Kong, Japan, and India. In general, the statute of limitations with respect to the Company's United States federal income taxes has expired for years prior to 2016, and the relevant state and foreign statutes vary. However, preceding years remain open to examination by United States federal and state and foreign taxing authorities to the extent of future utilization of net operating losses and research and development tax credits generated in each preceding year.
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

As of December 31, 2018, the Company has completed its assessment of the total impact of the 2017 Tax Act, which resulted in a total reduction in our deferred tax assets and corresponding valuation allowance of $2,264 and a net tax benefit of $54. Included in the $2,264 reduction in our deferred tax assets and corresponding valuation allowance, is $1,209 related to the Transition Toll Tax
In 2018, due to the completion of this analysis we recorded a reduction in our deferred tax assets and corresponding valuation allowance of $484 in order to adjust our 2017 estimate.

(9)    Goodwill and Intangible Assets

Intangible assets arose from an acquisition made prior to 2013 and the acquisition of KVH Media Group (acquired as Headland Media Limited) in May 2013. Intangibles arising from the acquisition made prior to 2013 were amortized on a straight-line basis over an estimated useful life of 7 years. Intangibles arising from the acquisition of KVH Media Group are being amortized on a straight-line basis over the estimated useful life of: (i) 10 years for acquired subscriber relationships and (ii) 15 years for distribution rights. The intangibles arising from the KVH Media Group were recorded in pounds sterling and fluctuations in exchange rates cause these amounts to increase or decrease from time to time.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATMENTS - (Continued)
December 31, 2019 and 2018
(in thousands, except per share amounts)

In January 2017, the Company completed the acquisition of certain subscriber relationships from a third party. This acquisition did not meet the definition of a business under ASC 2017-01, Business Combinations (Topic 805)-Clarifying the Definition of a Business, which the Company adopted on October 1, 2016. The Company ascribed $100 of the initial purchase price to the acquired subscriber relationships definite-lived intangible assets with an initial estimated useful life of 10 years. Under the asset purchase agreement, the purchase price includes a component of contingent consideration under which the Company is required to pay a percentage of recurring revenues received from the acquired subscriber relationships through 2026 up to a maximum annual payment of $114. As of December 31, 2019, the carrying value of the intangible assets acquired in the asset acquisition was $271. As the acquisition did not represent a business combination, the contingent consideration arrangement is recognized only when the contingency is resolved and the consideration is paid or becomes payable. The amounts payable under the contingent consideration arrangement, if any, will be included in the measurement of the cost of the acquired subscriber relationships. During the year ended December 31, 2019, $94 additional consideration was earned under the contingent consideration arrangement.

Acquired intangible assets are subject to amortization. The following table summarizes other intangible assets as of December 31, 2019 and 2018, respectively:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
December 31, 2019
Subscriber relationships	$7,860	$5,231	$2,629
Distribution rights	4,313	1,999	2,314
Internally developed software	446	446	—
Proprietary content	153	153	—
Intellectual property	2,284	2,284	—
	$15,056	$10,113	$4,943
December 31, 2018
Subscriber relationships	$7,678	$4,519	$3,159
Distribution rights	4,233	1,731	2,502
Internally developed software	446	446	—
Proprietary content	153	153	—
Intellectual property	2,284	2,284	—
	$14,794	$9,133	$5,661

Amortization expense related to intangible assets was $980 and $1,008 for years ended December 31, 2019 and 2018, respectively, and was categorized as general administrative expense.

As of December 31, 2019, the total weighted average remaining useful lives of the definite-lived intangible assets was 4.5 years and the weighted average remaining useful lives by the definite-lived intangible asset category are as follows:

Intangible Asset	Weighted Average Remaining Useful Life in Years
Subscriber relationships	3.5
Distribution rights	8.3

KVH INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATMENTS - (Continued)
December 31, 2019 and 2018
(in thousands, except per share amounts)

Estimated future amortization expense for intangible assets recorded by the Company at December 31, 2019 is as follows:

Years ending December 31,	Amortization Expense
2020	1,017
2021	1,017
2022	1,017
2023	561
Thereafter	1,331
Total amortization expense	$4,943

The changes in the carrying amount of intangible assets during the year ended December 31, 2019 is as follows:

2019
Balance at December 31, 2018	$5,661
Amortization expense	(980)
Intangibles assets acquired in asset acquisition	94
Foreign currency translation adjustment	168
Balance at December 31, 2019	$4,943

Goodwill is recorded when the consideration for an acquisition exceeds the fair value of net tangible and identifiable intangible assets acquired. All of the Company's goodwill as of December 31, 2019 relates to its mobile connectivity reportable segment. None of the Company's goodwill is deductible for tax purposes. The changes in the carrying amount of goodwill during the year ended December 31, 2019 is as follows:

Goodwill
Balance at December 31, 2018	15,031
Foreign currency translation adjustment	377
Balance at December 31, 2019	$15,408

(10)    401(k) Plan

The Company has a 401(k) Plan (the Plan) for all eligible employees. Participants may defer a portion of their pre-tax earnings subject to limits determined by the Internal Revenue Service. Participants age 50 or older may be eligible to make additional contributions. As of December 31, 2019, the Company matches 6% contributed by the Plan participants. The Company’s contributions vest over a five-year period from the date of hire. Total Company matching contributions were $822 and $726 for the years ended December 31, 2019 and 2018, respectively. In addition, the Company may make contributions to the Plan at the discretion of the Compensation Committee of the Board of Directors. There were no discretionary contributions in 2019 and 2018.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATMENTS - (Continued)
December 31, 2019 and 2018
(in thousands, except per share amounts)

(11)    Revenue from Contracts with Customers (ASC 606)

The Company adopted ASC 606 on January 1, 2018 using the modified retrospective method for all contracts not completed as of the date of adoption. The adoption of ASC 606 represents a change in accounting principle that was intended to more closely align revenue recognition with the delivery of the Company's products and services and provide enhanced disclosures. In accordance with ASC 606, revenue is recognized when a customer obtains control of promised products and services. The amount of revenue recognized reflects the consideration which the Company expects to be entitled to receive in exchange for these products and services.

Out-of-Period Error

During the year ended December 31, 2019, the Company identified an out-of-period immaterial error related to the implementation and application of ASC 606 with respect to the recognition of revenue associated with sales-type leases. During the implementation of ASC 606 effective January 1, 2018, the Company treated the leased products and services for these contracts as single performance obligations as if they were not distinct in the context of the contract; however, the leased product portion should have continued to have been accounted for under ASC 840 (now ASC 842). In general, the error was to defer recognition of product revenue and associated expenses for sales-type leases rather than to recognize those items upon shipment. In accordance with ASC 250, Accounting Changes and Error Corrections, the immaterial cumulative correction was recorded during the year ended December 31, 2019 and had the effect of increasing net loss by $250, comprised primarily of a $1,350 increase in product sales, a $1,591 increase in costs of product sales, and a $15 increase in sales, marketing and support expenses.

The balance sheet impact of correcting January 1, 2019 sales-type leases in effect as of January 1, 2018, was a reduction in accumulated deficit of $1,680, comprised of a reduction in current contract assets of $2,132, non-current contract assets of $3,110, current contract liabilities of $2,970, non-current contract liabilities of $4,018 and non-current deferred income tax asset of $66.

Disaggregation of Revenue

The following table summarizes net sales from contracts with customers for the years ended December 31, 2019 and 2018:

	Year Ended December 31,
	2019	2018
Mobile connectivity product, transferred at point in time	$26,419	$26,086
Mobile connectivity product, transferred over time (a)	5,204	5,265
Mobile connectivity service	90,392	84,575
Inertial navigation product	30,302	31,926
Inertial navigation service	5,576	5,177
Total net sales	$157,893	$153,029

(a)	Reflects the correction discussed above.

Revenue recognized during the years ended December 31, 2019 and 2018 from amounts included in contract liabilities at the beginning of the fiscal year was approximately $2,736 and $4,670.

For mobile connectivity product sales, the delivery of the Company’s performance obligations are generally transferred to the customer, and therefore associated revenue is generated, at a point in time, with the exception of certain mini-VSAT contracts which are transferred to customers over time. For mobile connectivity service sales, the delivery of the Company’s performance obligations are transferred to the customer, and therefore associated revenue is generated, over time. For inertial navigation product sales, the delivery of the Company’s performance obligations are generally transferred to the customer, and therefore associated revenue is generated, at a point in time. For inertial navigation service sales, the Company's performance obligations are generally transferred to customers, and therefore associated revenue is generated, over time.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATMENTS - (Continued)
December 31, 2019 and 2018
(in thousands, except per share amounts)

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

The Company had no customers that accounted for 10% or more of its consolidated net sales for the years ended December 31, 2019 and 2018, respectively, or accounts receivable as of years ended December 31, 2019 and 2018.

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

The mobile connectivity segment primarily manufactures and distributes a comprehensive family of mobile satellite antenna products and services that provide access to television, the Internet and voice services while on the move. Product sales within the mobile connectivity segment accounted for approximately 20% of our consolidated net sales for both 2019 and 2018. Sales of mini-VSAT Broadband airtime service accounted for approximately 48% and 46% of our consolidated net sales for 2019 and 2018, respectively.

The inertial navigation segment manufactures and distributes a portfolio of digital compass and fiber optic gyro (FOG)-based systems that address the rigorous requirements of military and commercial customers and provide reliable, easy-to-use and continuously available navigation and pointing data. The principal product categories in this segment include the FOG-based inertial measurement units (IMUs) for precision guidance, FOGs for tactical navigation as well as pointing and stabilization systems, and digital compasses that provide accurate heading information for demanding applications, security, automation and access control equipment and systems. Sales of FOG-based guidance and navigation systems within the inertial navigation segment accounted for approximately 16% and 17% of consolidated net sales for 2019 and 2018, respectively.

No other single product class accounts for 10% or more of consolidated net sales.

The Company operates in a number of major geographic areas, including internationally. Revenues from international locations, primarily consisting of Canada, European countries, both inside and outside the European Union, as well as Africa, Asia/Pacific, the Middle East, and India. Revenues are based upon customer location and internationally represented 54% and 57% of consolidated net sales for 2019 and 2018, respectively. No individual foreign country represented 10% or more of the Company's consolidated net sales for 2019 or 2018.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATMENTS - (Continued)
December 31, 2019 and 2018
(in thousands, except per share amounts)

As of December 31, 2019 and 2018, the long-lived tangible assets related to the Company’s international subsidiaries were less than 10% of the Company’s long-lived tangible assets and were deemed not material.

Net sales and operating (loss) income for the Company's reporting segments and the Company's loss from continuing operations before income tax (benefit) expense for the years ended December 31, 2019 and 2018 were as follows:

	For the year ended December 31,
	2019	2018
Net sales:
Mobile connectivity	$122,015	$115,926
Inertial navigation	35,878	37,103
Consolidated net sales	$157,893	$153,029

Operating (loss) income:
Mobile connectivity	$(5,569)	$681
Inertial navigation	2,961	4,917
Subtotal	(2,608)	5,598
Unallocated, net	(18,488)	(16,244)
Loss from operations	(21,096)	(10,646)
Net interest and other income (expense)	1,084	(452)
Loss from continuing operations before income tax (benefit) expense	$(20,012)	$(11,098)
Depreciation expense and amortization expense for the Company's segments are presented in the table that follows for the periods presented:

	For the year ended December 31,
	2019	2018
Depreciation expense:
Mobile connectivity	$7,084	$5,440
Inertial navigation	1,155	1,048
Unallocated	559	538
Total consolidated depreciation expense	$8,798	$7,026

Amortization expense:
Mobile connectivity	$980	$1,008
Inertial navigation	—	—
Unallocated	—	—
Total consolidated amortization expense	$980	$1,008

KVH INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATMENTS - (Continued)
December 31, 2019 and 2018
(in thousands, except per share amounts)

(13)    Share Buyback Program

On November 26, 2008, the Company’s Board of Directors authorized a program to repurchase up to 1,000 shares of the Company’s common stock. The program was superseded on October 4, 2019. On October 4, 2019, the Company's Board of Directors authorized a new share repurchase program pursuant to which the Company may purchase up to 1,000 shares of the Company’s common stock. The repurchase program is expected to be funded using the Company’s existing cash, cash equivalents, marketable securities and future cash flows. Under the repurchase program, the Company, at management’s discretion, may repurchase shares on the open market from time to time, in privately negotiated transactions or block transactions, or through an accelerated repurchase agreement. The timing of such repurchases depends on availability of shares, price, market conditions, alternative uses of capital, and applicable regulatory requirements. The program may be modified, suspended or terminated at any time without prior notice. The repurchase program has a duration of one year. Under the Company's 2018 Credit Agreement, the Company may not repurchase more than $5,000 of shares before October 31, 2021 without appropriate consent.

During 2019, the Company repurchased 115 shares of common stock in open market transactions at a cost of approximately $1,300. Except as noted above, there were no other repurchase programs outstanding during 2019.

(14)    Fair Value Measurements

ASC 820, Fair Value Measurements and Disclosures (ASC 820), provides a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 describes three levels of inputs that may be used to measure fair value:

Level 1:
Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. The Company’s Level 1 assets are investments in money market mutual funds.

Level 2:
Quoted prices for similar assets or liabilities in active markets; or observable prices that are based on observable market data, based on directly or indirectly market-corroborated inputs. The Company’s Level 2 inputs related to interest rate swaps.

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

(b)
The valuations of the interest rate swaps intended to mitigate the Company’s interest rate risk are determined with the assistance of a third-party financial institution using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each instrument. This analysis utilizes observable market-based inputs, including interest rate curves and interest rate volatility and reflects the contractual terms of these instruments, including the period to maturity, as of April 1, 2019.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATMENTS - (Continued)
December 31, 2019 and 2018
(in thousands, except per share amounts)

The following tables present financial assets and liabilities at December 31, 2019 and December 31, 2018 for which the Company measures fair value on a recurring basis, by level, within the fair value hierarchy:

December 31, 2019	Total	Level 1	Level 2	Level 3	Valuation Technique
Assets
Money market mutual funds	$29,907	$29,907	$—	$—	(a)
December 31, 2018	Total	Level 1	Level 2	Level 3	Valuation Technique
Assets
Money market mutual funds	$25	$25	$—	$—	(a)
Liabilities
Interest rate swaps	$11	$—	$11	$—	(b)

Certain financial instruments are carried at cost on the consolidated balance sheets, which approximates fair value due to their short-term, highly liquid nature. These instruments include cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses.

Assets Measured and Recorded at Fair Value on a Nonrecurring Basis

The Company's non-financial assets, such as goodwill, intangible assets, and other long-lived assets resulting from business combinations, are measured at fair value using income approach valuation methodologies at the date of acquisition and subsequently re-measured if an impairment exists. There were no impairments of the Company’s non-financial assets noted as of December 31, 2019 or 2018. The Company does not have any liabilities that are recorded at fair value on a non-recurring basis.

(15)    Derivative Instruments and Hedging Activities

Effective April 1, 2010, in order to reduce the volatility of cash outflows that arise from changes in interest rates, the Company entered into two interest rate swap agreements. These interest rate swap agreements were intended to hedge the Company’s mortgage loan related to its headquarters facility in Middletown, Rhode Island by fixing the interest rates specified in the mortgage loan to 5.9% for half of the principal amount outstanding and 6.1% for the remaining half of the principal amount outstanding as of April 1, 2010 until the mortgage loan expired on April 16, 2019. The Company does not use derivatives for speculative purposes. For a derivative that is designated as a cash flow hedge, changes in the fair value of the derivative are recognized in accumulated other comprehensive (loss) income (AOCI) to the extent the derivative is effective at offsetting the changes in the cash flows being hedged until the hedged item affects earnings. As the Company made the required principal and interest payments under the mortgage loan and the related interest rate swaps were settled, the Company reclassified to earnings the amounts recorded in AOCI related to the changes in the fair value of the settled interest rate swaps. To the extent there is any hedge ineffectiveness, changes in fair value relating to the ineffective portion are immediately recognized in earnings in other income (expense) in the consolidated statements of operations. The interest rate swap was recorded within accrued other liabilities on the balance sheet. The critical terms of the interest rate swaps were designed to mirror the terms of the Company’s mortgage loans. The Company designated these derivatives as cash flow hedges of the variability of the LIBOR-based interest payments on principal over a nine-year period, which ended on April 1, 2019. On April 1, 2019, the two interest rate swaps matured and the Company made its final payment for its mortgage loan thereafter.
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

KVH INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATMENTS - (Continued)
December 31, 2019 and 2018
(in thousands, except per share amounts)

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

(17)     Leases

Lessee

The Company has operating leases for office facilities, equipment, and satellite service capacity and related equipment. Operating lease expense from continuing operations for the year ended December 31, 2019 was $5,079. Short-term operating lease costs from continuing operations for the year ended December 31, 2019 was $160. Sublease income from continuing operations for the year ended December 31, 2019 was $132. The future minimum lease payments under our operating leases as of December 31, 2019 are:

2020	$3,085
2021	1,413
2022	1,316
2023	477
2024 and thereafter	603
Total minimum lease payments	$6,894

Less amount representing interest	$(581)
Present value of net minimum operating lease payments	$6,313
Less current installments of obligation under current-operating lease liabilities	$2,831
Obligations under long-term operating lease liabilities, excluding current installments	$3,482

Weighted-average remaining lease term - operating leases (years)	3.05
Weighted-average discount rate - operating leases	5.50%

During the first quarter of 2018, the Company entered into a five-year financing lease for three satellite hubs for its HTS network. As of December 31, 2019, the gross costs and accumulated depreciation associated with this lease are included in revenue generating assets and amounted to $3,068 and $846, respectively. Property and equipment under financing leases are stated at the present value of minimum lease payments.

The property and equipment held under this financing lease are amortized on a straight‑line basis over the seven-year estimated useful life of the asset, since the lease meets the bargain purchase option criteria. Amortization of assets held under financing leases is included within depreciation expense. Depreciation expense for these capital assets was $439 and $407 for the years ended December 31, 2019 and 2018, respectively. Financing lease expense from continuing operations was $624 and $580 for the years ended December 31, 2019 and 2018, respectively. The financing lease expense includes $14 and $18 of interest expense for the years ended December 31, 2019 and 2018, respectively.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATMENTS - (Continued)
December 31, 2019 and 2018
(in thousands, except per share amounts)

The future minimum lease payments under this financing lease as of December 31, 2019 are:

2020	$624
2021	624
2022	624
2023	45
2024 and thereafter	—
Total minimum lease payments	$1,917

Less amount representing interest	$(20)
Present value of net minimum capital lease payments	$1,897
Less current installments of obligation under accrued other	$614
Obligations under other long-term liabilities, excluding current installments	$1,283

Weighted-average remaining lease term - finance leases (years)	3.17
Weighted-average discount rate - finance leases	1.53%

Lessor

The Company enters into leases with certain customers primarily of the TracPhone mini-VSAT systems. These leases are classified as sales-type leases as title of the equipment transfers to the customer at the end of the lease term. The Company records the leases at a price typically equivalent to normal selling price and in excess of the cost or carrying amount. Upon delivery, the Company records the net present value of all payments under these leases as revenue, and the related costs of the product are charged to cost of sales. Interest income is recognized throughout the lease term (typically three to five years) using an implicit interest rate. The sales-type leases do not have unguaranteed residual assets.

The current portion of the net investment in these leases was $3,961 as of December 31, 2019 and the non-current portion of the net investment in these leases was $6,341 as of December 31, 2019. The current portion of the net investment in the leases is included in accounts receivable, net of allowance for doubtful accounts on the accompanying consolidated balance sheets and the non-current portion of the net investment in these leases is included in other non-current assets on the accompanying consolidated balance sheets. Interest income from sales-type leases was $699 during the year ended December 31, 2019.

The future undiscounted cash flows from these leases as of December 31, 2019 are:

2020	$4,264
2021	3,285
2022	2,171
2023	1,435
2024	562
Total undiscounted cash flows	$11,717

Present value of lease payments	$10,302
Difference between undiscounted cash flows and discounted cash flows	$1,415

KVH INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATMENTS - (Continued)
December 31, 2019 and 2018
(in thousands, except per share amounts)

(18)     Discontinued Operations

The following table presents a reconciliation of the carrying amounts of major classes of assets and liabilities of the discontinued operations to the amounts presented separately in the Company's consolidated balance sheet:

December 31, 2018
Cash and cash equivalents	$2,838
Accounts receivable, net	1,071
Prepaid expenses and other current assets	962
Current assets held for sale	$4,871
Property and equipment, net	2,615
Intangible assets, net	4,857
Goodwill	17,182
Other non-current assets	1,252
Non-current assets held for sale	$25,906
Accounts payable	991
Accrued compensation and employee-related expenses	220
Accrued other	1,864
Contract liabilities	1,546
Liability for uncertain tax positions	223
Current liabilities held for sale	$4,844
Non-current deferred income tax liability	734
Non-current liabilities held for sale	$734
Net assets held for sale	$25,199

KVH INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATMENTS - (Continued)
December 31, 2019 and 2018
(in thousands, except per share amounts)

The following table presents a reconciliation of the major financial line items constituting the results for discontinued operations to the net income from discontinued operations, net of tax, presently separately in the Company's consolidated statements of operations and comprehensive income (loss):

	Year Ended
	December 31,
	2019	2018
Sales:
Service sales	$5,769	$17,732

Costs, expenses and other expense, net:
Costs of service sales	1,807	5,148
Sales, marketing and support	1,606	4,339
General and administrative	1,619	4,763
Other expense, net	(23)	(51)
Income from discontinued operations before tax expense	714	3,431
Gain on sale of discontinued operations before tax expense	53,711	—
Total income from discontinued operations before tax expense	$54,425	$3,431
Income tax expense on discontinued operations	5,161	219
Income from discontinued operations, net of taxes	$49,264	$3,212

Net income from discontinued operations per common share
Basic and diluted	$2.82	$0.19
Weighted average number of common shares outstanding:
Basic and diluted	17,459	17,072

The following table presents supplemental cash flow information of the discontinued operations:

	Year Ended
	December 31,
	2019	2018

Cash (used in) provided by operating activities—discontinued operations	$(2,638)	$6,614
Cash provided by (used in) investing activities—discontinued operations	$87,986	$(2,110)

KVH INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATMENTS - (Continued)
December 31, 2019 and 2018
(in thousands, except per share amounts)

(19)    Quarterly Financial Results (Unaudited)
The following financial information for interim periods includes transactions which affect comparability of the quarterly results for the years ended December 31, 2019 and 2018.
Financial information for interim periods was as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share amounts)
2019
Product sales(a)	$13,215	$15,189	$14,808	$18,713
Service sales	23,161	24,541	24,503	23,763
Cost of product sales (a)	8,284	12,649	10,823	11,131
Cost of service sales	15,373	15,379	15,029	15,475
Operating expenses (a)	18,953	18,381	18,317	19,195
Loss from continuing operations (a)	(6,234)	(6,679)	(4,858)	(3,325)
Net loss from continuing operations (a)	(6,497)	(3,294)	(3,308)	(2,910)
Net income (loss) from discontinued operations	243	50,630	(1,036)	(573)
Net (loss) income (a)	$(6,254)	$47,336	$(4,344)	$(3,483)
Net loss continuing operations per share (b):
Basic	$(0.38)	$(0.19)	$(0.19)	$(0.17)
Diluted	$(0.38)	$(0.19)	$(0.19)	$(0.17)
Net income (loss) discontinued operations per share (b):
Basic	$0.01	$2.90	$(0.06)	$(0.03)
Diluted	$0.01	$2.90	$(0.06)	$(0.03)
Net (loss) income per share (b):
Basic	$(0.36)	$2.71	$(0.25)	$(0.20)
Diluted	$(0.36)	$2.71	$(0.25)	$(0.20)
2018
Product sales	$13,992	$16,162	$16,367	$16,756
Service sales	21,413	22,470	22,945	22,924
Cost of product sales	8,923	10,094	9,767	10,726
Cost of service sales	12,370	14,231	14,133	14,708
Operating expenses	17,944	16,887	17,269	16,623
Loss from continuing operations	(3,832)	(2,580)	(1,857)	(2,377)
Net loss from continuing operations	(4,446)	(2,402)	(1,931)	(2,665)
Net income from discontinued operations	553	1,059	757	843
Net loss	$(3,893)	$(1,343)	$(1,174)	$(1,822)
Net loss continuing operations per share (b):
Basic	$(0.27)	$(0.14)	$(0.11)	$(0.15)
Diluted	$(0.27)	$(0.14)	$(0.11)	$(0.15)
Net income discontinued operations per share (b):
Basic	$0.03	$0.06	$0.04	$0.05
Diluted	$0.03	$0.06	$0.04	$0.05
Net loss per share (b):
Basic	$(0.23)	$(0.08)	$(0.07)	$(0.11)
Diluted	$(0.23)	$(0.08)	$(0.07)	$(0.11)

(a)
The Company’s product sales, costs of product sales, sales, marketing and support expense, income tax benefit and net loss from continuing operations for 2019 include adjustments to correct immaterial prior period accounting errors related to the implementation and application of ASC 606. See Note 11 of our consolidated financial statements for more information.

(b)	Net loss per share is computed independently for each of the quarters. Therefore, the net loss per share for the four quarters may not equal the annual net loss per share data.