Form 10-Q
period 2020-06-30
KVH INDUSTRIES INC \DE\
filed 2020-07-31
CIK 1007587

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2020
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
(401) 847-3327
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on which Registered
The NASDAQ Stock Market LLC
Common Stock, par value $0.01 per share	KVHI	(NASDAQ Global Select Market)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Date	Class	Outstanding shares
July 27, 2020	Common Stock, par value $0.01 per share	18,010,758

KVH INDUSTRIES, INC. AND SUBSIDIARIES
Form 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. Interim Financial Statements
KVH INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30, 2020	December 31, 2019
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$21,443	$18,365
Marketable securities	22,498	29,907
Accounts receivable, net of allowance for doubtful accounts of $1,962 and $1,589 as of June 30, 2020 and December 31, 2019, respectively	28,563	32,891
Inventories, net	24,454	23,465
Prepaid expenses and other current assets	3,087	3,188
Current contract assets	1,357	1,458
Total current assets	101,402	109,274
Property and equipment, net	55,269	53,584
Intangible assets, net	4,195	4,943
Goodwill	14,691	15,408
Right of use asset operating lease	4,108	6,286
Other non-current assets	7,260	6,443
Non-current contract assets	3,021	3,408
Non-current deferred income tax asset	38	45
Total assets	$189,984	$199,391
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,195	$15,031
Accrued compensation and employee-related expenses	5,608	5,637
Accrued other	8,294	7,733
Accrued product warranty costs	2,137	2,194
Current portion of long-term debt	2,682	—
Contract liabilities	4,438	4,443
Current operating lease liability	1,339	2,831
Liability for uncertain tax positions	564	521
Total current liabilities	37,257	38,390
Other long-term liabilities	983	1,292
Long-term operating lease liability	2,803	3,482
Long-term contract liabilities	4,938	5,476
Long-term debt, excluding current portion	4,245	—
Non-current deferred income tax liability	770	762
Total liabilities	$50,996	$49,402
Commitments and contingencies (Notes 2, 10, 12, and 19)
Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 1,000,000 shares; none issued	—	—
Common stock, $0.01 par value. Authorized 30,000,000 shares; 19,445,221 and 19,398,699 shares issued at June 30, 2020 and December 31, 2019, respectively; and 18,012,527 and 18,001,261 shares outstanding at June 30, 2020 and December 31, 2019, respectively	194	194
Additional paid-in capital	146,250	144,485
Retained earnings	9,772	19,538
Accumulated other comprehensive loss	(5,377)	(2,767)
	150,839	161,450
Less: treasury stock at cost, common stock, 1,432,694 and 1,397,438 shares as of June 30, 2020 and December 31, 2019, respectively	(11,851)	(11,461)
Total stockholders’ equity	138,988	149,989
Total liabilities and stockholders’ equity	$189,984	$199,391
See accompanying Notes to Unaudited Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except earnings per share amounts, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Sales:
Product	$13,949	$15,189	$27,043	$28,404
Service	22,977	24,541	46,451	47,702
Net sales	36,926	39,730	73,494	76,106
Costs and expenses:
Costs of product sales	9,554	12,649	19,190	20,933
Costs of service sales	14,378	15,379	29,573	30,752
Research and development	3,866	3,798	8,153	7,666
Sales, marketing and support	6,795	8,853	15,495	16,983
General and administrative	5,769	5,730	12,167	12,685
Total costs and expenses	40,362	46,409	84,578	89,019
Loss from operations	(3,436)	(6,679)	(11,084)	(12,913)
Interest income	217	1,000	530	1,175
Interest expense	3	558	7	943
Other (expense) income, net	(161)	339	1,341	242
Loss from continuing operations before income tax expense (benefit)	(3,383)	(5,898)	(9,220)	(12,439)
Income tax expense (benefit)	169	(2,604)	546	(2,648)
Net loss from continuing operations	$(3,552)	$(3,294)	$(9,766)	$(9,791)

Income from discontinued operations, net of tax	—	50,630	—	50,873
Net (loss) income	$(3,552)	$47,336	$(9,766)	$41,082

Net loss from continuing operations per common share
Basic and diluted (a)	$(0.20)	$(0.19)	$(0.56)	$(0.56)
Net income from discontinued operations per common share
Basic and diluted (a)	$0.00	$2.90	$0.00	$2.93
Net (loss) income per common share
Basic and diluted (a)	$(0.20)	$2.71	$(0.56)	$2.36
Weighted average number of common shares outstanding:
Basic and diluted	17,648	17,463	17,588	17,383

(a) Earnings per share components for 2019 do not sum due to rounding.
See accompanying Notes to Unaudited Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net (loss) income	$(3,552)	$47,336	$(9,766)	$41,082
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(130)	10,151	(2,610)	11,231
Unrealized gain on derivative instruments, net	—	3	—	11
Other comprehensive (loss) income, net of tax(1)	(130)	10,154	(2,610)	11,242
Total comprehensive (loss) income	$(3,682)	$57,490	$(12,376)	$52,324
(1) Tax impact was nominal for all periods.

See accompanying Notes to Unaudited Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance at March 31, 2020	19,419	$194	$145,457	$13,324	$(5,247)	(1,433)	$(11,851)	$141,877
Net loss	—	—	—	(3,552)	—	—	—	(3,552)
Other comprehensive loss	—	—	—	—	(130)	—	—	(130)
Stock-based compensation	—	—	742	—	—	—	—	742
Exercise of stock options and issuance of restricted stock awards, net of forfeitures	26	—	51	—	—	—	—	51
Balance at June 30, 2020	19,445	$194	$146,250	$9,772	$(5,377)	(1,433)	$(11,851)	$138,988

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2019	19,399	$194	$144,485	$19,538	$(2,767)	(1,397)	$(11,461)	$149,989
Net loss	—	—	—	(9,766)	—	—	—	(9,766)
Other comprehensive loss	—	—	—	—	(2,610)	—	—	(2,610)
Stock-based compensation	—	—	1,547	—	—	—	—	1,547
Issuance of common stock under employee stock purchase plan	20	—	156	—	—	—	—	156
Acquisition of treasury stock	—	—	—	—	—	(36)	(390)	(390)
Exercise of stock options and issuance of restricted stock awards, net of forfeitures	26	—	62	—	—	—	—	62
Balance at June 30, 2020	19,445	$194	$146,250	$9,772	$(5,377)	(1,433)	$(11,851)	$138,988

	Common Stock		Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance at March 31, 2019	19,134	$191	$140,790	$(19,971)	$(13,643)	(1,282)	$(10,164)	$97,203
Net income	—	—	—	47,336	—	—	—	47,336
Other comprehensive income	—	—	—	—	10,154	—	—	10,154
Stock-based compensation	—	—	1,033	—	—	—	—	1,033
Exercise of stock options and issuance of restricted stock awards, net of forfeitures	186	2	33	—	—	—	—	35
Balance at June 30, 2019	19,320	$193	$141,856	$27,365	$(3,489)	(1,282)	$(10,164)	$155,761

	Common Stock		Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2018	19,026	$190	$139,617	$(15,397)	$(14,731)	(1,282)	$(10,164)	$99,515
Net income	—	—	—	41,082	—	—	—	41,082
Other comprehensive income	—	—	—	—	11,242	—	—	11,242
ASC 606 correction (FN 16)	—	—	—	1,680	—	—	—	1,680
Stock-based compensation	—	—	1,907	—	—	—	—	1,907
Issuance of common stock under employee stock purchase plan	23	—	218	—	—	—	—	218
Exercise of stock options and issuance of restricted stock awards, net of forfeitures	271	3	114	—	—	—	—	117
Balance at June 30, 2019	19,320	$193	$141,856	$27,365	$(3,489)	(1,282)	$(10,164)	$155,761
See accompanying Notes to Unaudited Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Six Months Ended
	June 30,
	2020	2019
Cash flows from operating activities:
Net (loss) income	$(9,766)	$41,082
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Provision for doubtful accounts	482	(68)
Depreciation and amortization	5,402	6,412
Deferred income taxes	—	26
Loss on disposals of fixed assets	400	117
Gain on sale of Videotel	—	(54,520)
Compensation expense related to stock-based awards and employee stock purchase plan	1,547	1,907
Unrealized currency translation (gain) loss	(950)	746
Changes in operating assets and liabilities:
Accounts receivable	3,739	(1,186)
Inventories	(993)	(1,308)
Prepaid expenses, other current assets, and current contract assets	161	2,055
Other non-current assets and non-current contract assets	(422)	876
Accounts payable	(2,395)	(22)
Contract liabilities and long-term contract liabilities	(460)	(2,803)
Accrued compensation, product warranty and other	365	1,031
Other long-term liabilities	4	(928)
Net cash used in operating activities	$(2,886)	$(6,583)
Cash flows from investing activities:
Capital expenditures	(7,049)	(6,720)
Cash paid for acquisition of intangible asset	(40)	(37)
Proceeds from sale of fixed assets	6	103
Proceeds from sale of Videotel, net of cash sold	—	88,447
Purchases of marketable securities	(6,091)	(50,032)
Maturities and sales of marketable securities	13,500	—
Net cash provided by investing activities	$326	$31,761
Cash flows from financing activities:
Repayments of mortgage loan	—	(2,597)
Proceeds from PPP loan	6,927	—
Repayments of term note borrowings	—	(21,938)
Repayments of line of credit borrowings	—	(13,000)
Proceeds from line of credit borrowings	—	10,000
Proceeds from stock options exercised and employee stock purchase plan	207	365
Repurchase of common stock	(390)	—
Payment of finance lease	(312)	(304)
Net cash provided by (used in) financing activities	$6,432	$(27,474)
Effect of exchange rate changes on cash and cash equivalents	(794)	(448)
Net increase (decrease) in cash and cash equivalents	3,078	(2,744)
Cash and cash equivalents at beginning of period	18,365	18,050
Cash and cash equivalents at end of period	$21,443	$15,306
Supplemental disclosure of non-cash investing activities:
Changes in accrued other and accounts payable related to property and equipment additions	$128	$229
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

On May 13, 2019, the Company and its wholly owned subsidiary, KVH Media Group Limited (KMG), entered into a Share Purchase Agreement (the Purchase Agreement) with Pelican Holdco Limited, an affiliate of Oakley Capital IV Master SCSp, a UK company (together, "Oakley"), pursuant to which KMG sold all of the issued share capital of Super Dragon Limited and Videotel Marine Asia Limited (together referred to as "Videotel") to Oakley for $89,387 in cash, on a cash-free, debt-free basis, subject to a working capital adjustment. Videotel comprised the Company’s maritime training business, which offered video, animation, eLearning computer-based training and interactive distance learning services to the maritime industry. The sale was completed immediately upon execution of definitive agreements. The Company received payment of the initial purchase price pursuant to a loan agreement (the "Bridge Loan") on June 21, 2019. The Bridge Loan was secured by a charge (a type of foreign security interest) over the shares of Super Dragon Limited and Videotel Marine Asia Limited and was further backed by an equity commitment letter from Oakley Capital IV Master SCSp. The Bridge Loan’s interest rate was 5% per year during the period from closing until and including the 15th business day after the closing and increased to 12% per year during the period after the 15th business day until the maturity date. In December 2019, the Company finalized the working capital adjustment, which reduced the proceeds from the sale of Videotel to $88,447. The Company does not have any continuing involvement in these operations other than to provide short-term transition services, which are being recorded in other income in continuing operations. The Company determined that the sale met the requirements for reporting as discontinued operations in accordance with Accounting Standards Codification (ASC) 205-20. Please see Note 20 for the discontinued operations disclosures.

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

(2)  Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated interim financial statements of KVH Industries, Inc. and its wholly owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America. The Company has evaluated all subsequent events through the date of this filing. All significant intercompany accounts and transactions have been eliminated in consolidation.

The 2019 consolidated interim financial statements reflect the sale of Videotel as discontinued operations. See Notes 1 and 20 for further information on the sale of Videotel.

The consolidated interim financial statements have not been audited by the Company’s independent registered public accounting firm and include all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations, and cash flows for the periods presented. These consolidated interim financial statements do not include all disclosures associated with annual financial statements and accordingly should be read in conjunction with the Company’s consolidated financial statements and related notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2019 filed on February 28, 2020 with the Securities and Exchange Commission. The results for the three and six months ended June 30, 2020 are not necessarily indicative of operating results for the remainder of the year.

Significant Estimates and Assumptions and Other Significant Non-Recurring Transactions

The preparation of interim financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the interim financial statements and the reported amounts of sales and expenses during the reporting periods. As described in the Company’s annual report on Form 10-K, the most significant estimates and assumptions by management affect the Company’s revenue recognition, valuation of accounts receivable, valuation of inventory, expected future cash flows including growth rates, discount rates, terminal values and other assumptions and estimates used to evaluate the recoverability of long-lived assets and goodwill, estimated fair values of long-lived assets, including goodwill, amortization methods and periods, certain accrued expenses and other related charges, stock-based compensation, contingent liabilities, forfeitures and key valuation assumptions for its share-based awards, estimated fulfillment costs for warranty obligations, tax reserves and recoverability of the Company’s net deferred tax assets and related valuation allowance, and the valuation of right-of-use assets and lease liabilities. The Company has reviewed these estimates and determined that these remain the most significant estimates for the six months ended June 30, 2020.

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

During the third quarter of 2019, the Company identified an out-of-period immaterial error related to the implementation and application of ASC 606 with respect to the recognition of revenue associated with sales-type leases, which impacted our June 30, 2019 consolidated interim financial statements. Please see Note 16 for further discussion.

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

ASC Update No. 2019-12

In December 2019, the FASB issued ASC Update No. 2019-12, Income Taxes (Topic 740). The update is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption is permitted, including adoption in any interim period, for public business entities for periods for which interim financial statements have not yet been issued. The purpose of Update No. 2019-12 is to remove certain exceptions for recognizing deferred taxes for investments and simplify the accounting for income taxes in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. It amends the requirements relating to the accounting for "hybrid" tax regimes. Update No. 2019-12 is not expected to have a material impact on the Company's financial position or results of operations.

There are no other recent accounting pronouncements issued by the FASB that are expected to have a material impact on the Company's interim financial statements.

(4) Marketable Securities

Marketable securities as of June 30, 2020 and December 31, 2019 consisted of the following:

June 30, 2020	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market mutual funds	$22,498	$—	$—	$22,498
Total marketable securities designated as available-for-sale	$22,498	$—	$—	$22,498

December 31, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market mutual funds	$29,907	$—	$—	$29,907
Total marketable securities designated as available-for-sale	$29,907	$—	$—	$29,907

Interest income from marketable securities was $14 and $32 during the three months ended June 30, 2020 and 2019, respectively, and $127 and $32 during the six months ended June 30, 2020 and 2019, respectively.

(5)  Stockholder's Equity
(a) Stock Equity and Incentive Plan
The Company recognizes stock-based compensation in accordance with the provisions of ASC Topic 718, Compensation-Stock Compensation. Stock-based compensation expense, excluding compensation charges related to our employee stock purchase plan, or the ESPP, was $742 and $1,017 for the three months ended June 30, 2020 and 2019, respectively, and $1,531 and $1,877 for the six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020, there was $2,412 of total unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted-average period of 2.26 years. As of June 30, 2020, there was $2,598 of total unrecognized compensation expense related to restricted stock awards, which is expected to be recognized over a weighted-average period of 2.08 years.

Stock Options

During the three months ended June 30, 2020, 6 stock options were exercised for common stock. Additionally, during the three months ended June 30, 2020, no stock options were granted and 11 stock options expired, were canceled or were forfeited.

During the six months ended June 30, 2020, 6 stock options were exercised for common stock, $51 of which was delivered to the Company as payment for the exercise price and none of which were surrendered for minimum tax withholding obligations. Additionally, during the six months ended June 30, 2020, no stock options were granted and 106 stock options expired, were canceled or were forfeited. The Company has estimated the fair value of each option grant on the date of grant using the Black-Scholes option-pricing model. The weighted average assumptions utilized to determine the fair value of options granted during the six months ended June 30, 2020 and 2019 are as follows:

	Six months ended June 30,
	2020	2019
Risk-free interest rate	0%	1.93%
Expected volatility	0%	36.95%
Expected life (in years)	0.00	4.27
Dividend yield	0%	0%

As of June 30, 2020, there were 1,512 options outstanding with a weighted average exercise price of $9.68 per share and 686 options exercisable with a weighted average exercise price of $9.51 per share.

Restricted Stock

During the three months ended June 30, 2020, 20 shares of restricted stock were granted with a weighted average grant date fair value of $9.09 per share and 0.37 shares of restricted stock were forfeited. Additionally, during the three months ended June 30, 2020, 119 shares of restricted stock vested, of which no shares of common stock were surrendered to the Company as payment by employees in lieu of cash to satisfy minimum tax withholding obligations in connection with the vesting of restricted stock.

During the six months ended June 30, 2020, 20 shares of restricted stock were granted with a weighted average grant date fair value of $9.09 per share and 0.37 shares of restricted stock were forfeited. Additionally, during the six months ended June 30, 2020, 221 shares of restricted stock vested, of which no shares of common stock were surrendered to the Company as payment by employees in lieu of cash to satisfy minimum tax withholding obligations in connection with the vesting of restricted stock.
As of June 30, 2020, there were 297 shares of restricted stock outstanding that were still subject to service-based vesting conditions.

As of June 30, 2020, the Company had no unvested outstanding options and no outstanding shares of restricted stock that were subject to performance-based or market-based vesting conditions.

(b) Employee Stock Purchase Plan

The Company's Amended and Restated 1996 Employee Stock Purchase Plan (ESPP) affords eligible employees the right to purchase common stock, via payroll deductions, through various offering periods at a purchase price equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. During the three and six months ended June 30, 2020, 0 and 20 shares were issued under the ESPP plan, respectively. During the three and six months ended June 30, 2019, 0 and 23 shares were issued under the ESPP plan, respectively. The Company recorded compensation charges related to the ESPP of $0 and $16 for the three months ended June 30, 2020 and 2019, respectively, and $16 and $30 for the six months ended June 30, 2020 and 2019, respectively.

(c) Stock-Based Compensation Expense
The following table presents stock-based compensation expense, including under the ESPP, in the Company's consolidated statements of operations for the three and six months ended June 30, 2020 and 2019:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Cost of product sales	$34	$61	$74	$102
Research and development	137	196	290	368
Sales, marketing and support	139	212	293	394
General and administrative	432	564	890	1,043
	$742	$1,033	$1,547	$1,907

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

The balances for the three months ended June 30, 2020 and 2019 are as follows:

	Foreign Currency Translation	Total Accumulated Other Comprehensive Loss
Balance, March 31, 2020	$(5,247)	$(5,247)
Other comprehensive loss	(130)	(130)
Net other comprehensive loss	(130)	(130)
Balance, June 30, 2020	$(5,377)	$(5,377)

	Foreign Currency Translation	Interest Rate Swaps	Total Accumulated Other Comprehensive Loss
Balance, March 31, 2019	$(13,640)	$(3)	$(13,643)
Other comprehensive (loss) income before reclassifications	(1,332)	3	(1,329)
Amounts reclassified from AOCI	11,483	—	11,483
Net other comprehensive income	10,151	3	10,154
Balance, June 30, 2019	$(3,489)	$—	$(3,489)

The balances for the six months ended June 30, 2020 and 2019 are as follows:

	Foreign Currency Translation	Total Accumulated Other Comprehensive Loss
Balance, December 31, 2019	$(2,767)	$(2,767)
Other comprehensive loss	(2,610)	(2,610)
Net other comprehensive loss	(2,610)	(2,610)
Balance, June 30, 2020	$(5,377)	$(5,377)

	Foreign Currency Translation	Interest Rate Swaps	Total Accumulated Other Comprehensive Loss
Balance, December 31, 2018	$(14,720)	$(11)	$(14,731)
Other comprehensive (loss) income before reclassifications	(252)	3	(249)
Amounts reclassified from AOCI	11,483	8	11,491
Net other comprehensive income	11,231	11	11,242
Balance, June 30, 2019	$(3,489)	$—	$(3,489)

For additional information, see Note 4, "Marketable Securities," and Note 17, "Derivative Instruments and Hedging Activities."

(6)  Net Loss per Common Share

        Basic net loss per share is calculated based on the weighted average number of common shares outstanding during the period. Diluted net loss per share incorporates the dilutive effect of common stock equivalent options, warrants and other convertible securities, if any, as determined with the treasury stock accounting method. For the three and six months ended June 30, 2020, since there was a net loss from continuing operations, the Company excluded all 1,271 and 1,302, respectively, in outstanding stock options and non-vested restricted shares from its diluted loss per share calculation, as inclusion of these securities would have reduced the net loss per share. For the three and six months ended June 30, 2019, since there was a net loss from continuing operations, the Company excluded all 978 and 959, respectively, in outstanding stock options and non-vested restricted shares from its diluted loss per share calculation, as inclusion of these securities would have reduced the net loss per share.

A reconciliation of the basic and diluted weighted average common shares outstanding is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Weighted average common shares outstanding—basic	17,648	17,463	17,588	17,383
Dilutive common shares issuable in connection with stock plans	—	—	—	—
Weighted average common shares outstanding—diluted	17,648	17,463	17,588	17,383

(7)  Inventories

Inventories, net are stated at the lower of cost and net realizable value using the first-in first-out costing method. Inventories as of June 30, 2020 and December 31, 2019 include the costs of material, labor, and factory overhead. Components of inventories consist of the following:

	June 30, 2020	December 31, 2019
Raw materials	$12,609	$12,755
Work in process	3,196	3,117
Finished goods	8,649	7,593
	$24,454	$23,465

(8)  Property and Equipment

Property and equipment, net, as of June 30, 2020 and December 31, 2019 consist of the following:

	June 30, 2020	December 31, 2019
Land	$3,828	$3,828
Building and improvements	24,210	24,172
Leasehold improvements	501	501
Machinery and equipment	18,635	18,022
Revenue-generating assets	51,910	47,010
Office and computer equipment	14,608	14,054
Motor vehicles	31	31
	113,723	107,618
Less accumulated depreciation	(58,454)	(54,034)
	$55,269	$53,584

Depreciation expense was $2,511 and $2,114 for the three months ended June 30, 2020 and 2019, respectively, and $4,913 and $4,207 for the six months ended June 30, 2020 and 2019, respectively.

Certain revenue-generating hardware assets are utilized by the Company in the delivery of the Company's airtime services, media and other content.

(9)  Product Warranty

The Company’s products carry standard limited warranties that range from one to two years and vary by product. The warranty period begins on the date of retail purchase or lease by the original purchaser. The Company accrues estimated product warranty costs at the time of sale and any additional amounts are recorded when such costs are probable and can be reasonably estimated. Factors that affect the Company’s warranty liability include the number of units sold or leased, historical and anticipated rates of warranty repairs and the cost per repair. Warranty and related costs are reflected within sales, marketing and support in the accompanying consolidated statements of operations. As of June 30, 2020 and December 31, 2019, the Company had accrued product warranty costs of $2,137 and $2,194, respectively.

The following table summarizes product warranty activity during 2020 and 2019:

	Six Months Ended
	June 30,
	2020	2019
Beginning balance	$2,194	$1,916
Charges to expense	701	1,169
Costs incurred	(758)	(904)
Ending balance	$2,137	$2,181

(10)  Debt

	June 30, 2020	December 31, 2019
PPP loan	$6,927	$—
Total long-term debt	6,927	—
Less amounts classified as current	2,682	—
Long-term debt, excluding current portion	$4,245	$—

Paycheck Protection Program Loan

In May 2020, the Company received a $6,927 loan (the PPP Loan) from Bank of America, N.A., under the Paycheck Protection Program, which was established under the Coronavirus Aid, Relief, and Economic Security Act (as modified by the Paycheck Protection Flexibility Act of 2020, the CARES Act) and is administered by the U.S. Small Business Administration. The Company believes it has used the proceeds from the PPP Loan in accordance with the requirements of the CARES Act, primarily for payroll costs and to retain workers.

The term of the PPP Loan is two years from the funding date of the PPP Loan. The interest rate on the PPP Loan is 1.00%. Under the terms of the PPP Loan, interest accrues from the funding date of the PPP Loan but is deferred until the lender determines the amount of loan forgiveness, but the deferral period will end if the Company fails to apply for loan forgiveness within ten months after the loan forgiveness covered period. Principal and interest on the PPP Loan will be payable in monthly installments in accordance with the repayment letter when forgiveness has been determined. The promissory note evidencing the PPP Loan contains various events of default relating to, among other things, insolvency, bankruptcy or the like, payment defaults under the PPP Loan or other loans by the lender, certain defaults under other indebtedness, breach of representations and warranties, the occurrence of a material adverse event, changes in ownership, or breach of other provisions of the promissory note. Upon an event of default, all principal and accrued interest on the PPP Loan and any and all other loans made by the lender to the Company would at the lender’s option become immediately due and payable. The Company agreed that it will not receive any other loan under the Paycheck Protection Program.

Pursuant to the terms of the CARES Act, the Company can apply for and may be granted forgiveness for all or a portion of the PPP Loan, if and to the extent that the Company satisfies all of the requirements applicable to forgiveness of the PPP Loan. Such forgiveness will be determined in part based on the use of PPP Loan proceeds in accordance with the terms of the CARES Act during the 24-week period after loan origination and the maintenance or achievement of certain employee and compensation levels. The Company has not decided whether to apply for forgiveness and can provide no assurance that any portion of the PPP Loan will be forgiven should it seek forgiveness.

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

On May 13, 2019, the Company entered into a consent with Bank of America, N.A., as Administrative Agent, authorizing the Purchase Agreement and Bridge Loan, as discussed in Note 1. On June 27, 2019, the Company used the proceeds of the sale of Videotel to repay in full the then-outstanding balance of $21,375 under the 2018 Term Loan and to repay $13,000 of the then-outstanding balance under the 2018 Revolver. Under the terms of the consent, the 2018 Revolver will remain at $20,000 through the term of the 2018 Credit Agreement. On October 30, 2021, the entire principal balance of any outstanding loans under the 2018 Revolver will be due and payable, together with all accrued and unpaid interest, fees and any other amounts due and payable under the 2018 Credit Agreement. As of June 30, 2020, no amounts were outstanding under the 2018 Revolver.

Borrowings of up to $20,000 under the 2018 Revolver are subject to the satisfaction of various conditions precedent at the time of each borrowing, including the continued accuracy of the Company’s representations and warranties and the absence of any default under the 2018 Credit Agreement. As of June 30, 2020, the Company is not able to draw on these funds due to covenant restrictions.

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

On July 30, 2020, the Company amended the senior credit facility to reflect the incurrence of the PPP Loan. Under the amended facility, the principal and interest on the PPP Loan are not included in the maximum Consolidated Leverage Ratio or the minimum Consolidated Fixed Charge Coverage Ratio calculations except as to any portion of the PPP Loan that is not ultimately forgiven.

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

(11)  Segment Reporting

The financial results of each segment are based on revenues from external customers, cost of revenue and operating expenses that are directly attributable to the segment and an allocation of costs from shared functions. These shared functions include, but are not limited to, facilities, human resources, information technology, and engineering. Allocations are made based on management’s judgment of the most relevant factors, such as head count, number of customer sites or other operational data that contribute to the shared costs. Certain corporate-level costs have not been allocated as they are not directly attributable to either segment. These costs primarily consist of broad corporate functions, including executive, legal, finance, and costs associated with corporate actions. Segment-level asset information has not been provided as such information is not reviewed by the chief operating decision-maker for purposes of assessing segment performance and allocating resources. There are no inter-segment sales or transactions. As discussed in Note 1, the Company’s Videotel business, which had previously been included in the mobile connectivity segment, has been classified as discontinued operations and therefore excluded from the segment information below.

The Company's performance is impacted by the levels of activity in the marine and land mobile markets and defense sectors, among others. Performance in any particular period could be impacted by the timing of sales to certain large customers.

The mobile connectivity segment primarily manufactures and distributes a comprehensive family of mobile satellite antenna products and services that provide access to television, the Internet and voice services while on the move. Product sales within the mobile connectivity segment accounted for 18% and 22% of the Company's consolidated net sales for the three months ended June 30, 2020 and 2019, respectively, and 18% and 21% of the Company's consolidated net sales for the six months ended June 30, 2020 and 2019, respectively. Sales of mini-VSAT Broadband airtime service accounted for 55% and 48% of the Company's consolidated net sales for the three months ended June 30, 2020 and 2019, respectively, and 54% and 49% of the Company's consolidated net sales for the six months ended June 30, 2020 and 2019, respectively.
The inertial navigation segment manufactures and distributes a portfolio of digital compass and fiber optic gyro (FOG)-based systems that address the rigorous requirements of military and commercial customers and provide reliable, easy-to-use and continuously available navigation and pointing data. The principal product categories in this segment include the FOG-based inertial measurement units (IMUs) for precision guidance, FOGs for tactical navigation as well as pointing and stabilization systems, and digital compasses that provide accurate heading information for demanding applications, security, automation and access control equipment and systems. Sales of FOG-based guidance and navigation systems within the inertial navigation segment accounted for 16% of the Company's consolidated net sales for each of the three months ended June 30, 2020 and 2019, and 15% of the Company's consolidated net sales for each of the six months ended June 30, 2020 and 2019.

No other single product class accounts for 10% or more of the Company's consolidated net sales.

The Company operates in a number of major geographic areas across the globe. The Company generates international net sales, based upon customer location, primarily from customers located in Canada, Europe, Africa, Asia/Pacific, the Middle East, and India. International revenues represented 57% and 51% of the Company's consolidated net sales for the three months ended June 30, 2020 and 2019, respectively, and 58% and 55% of the Company's consolidated net sales for the six months ended June 30, 2020 and 2019, respectively. No individual foreign country represented 10% or more of the Company's consolidated net sales for the three months ended June 30, 2020 or 2019. Sales to Singapore customers represented 10% of the Company's consolidated net sales for the six months ended June 30, 2020. No other individual foreign country represented 10% or more of the Company's consolidated net sales for the six months ended June 30, 2020. No individual foreign country represented 10% or more of the Company's consolidated net sales for the six months ended June 30, 2019.

As of June 30, 2020 and December 31, 2019, the long-lived tangible assets related to the Company’s international subsidiaries were less than 10% of the Company’s long-lived tangible assets and were deemed not material.

Net sales and operating income (loss) for the Company's reporting segments and the Company's loss before income tax expense (benefit) for the three and six months ended June 30, 2020 and 2019 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net sales:
Mobile connectivity	$29,186	$31,469	$58,082	$60,383
Inertial navigation	7,740	8,261	15,412	15,723
Consolidated net sales	$36,926	$39,730	$73,494	$76,106

Operating income (loss):
Mobile connectivity	$584	$(2,365)	$(1,715)	$(3,808)
Inertial navigation	154	(247)	(667)	195
Subtotal	738	(2,612)	(2,382)	(3,613)
Unallocated, net	(4,174)	(4,067)	(8,702)	(9,300)
Loss from operations	(3,436)	(6,679)	(11,084)	(12,913)
Net interest and other income	53	781	1,864	474
Loss from continuing operations before income tax expense (benefit)	$(3,383)	$(5,898)	$(9,220)	$(12,439)

Depreciation expense and amortization expense for the Company's reporting segments for the three and six months ended June 30, 2020 and 2019 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Depreciation expense:
Mobile connectivity	$2,041	$1,669	$3,999	$3,339
Inertial navigation	323	307	616	594
Unallocated	147	138	298	274
Total consolidated depreciation expense	$2,511	$2,114	$4,913	$4,207

Amortization expense:
Mobile connectivity	$241	$247	$489	$495
Inertial navigation	—	—	—	—
Unallocated	—	—	—	—
Total consolidated amortization expense	$241	$247	$489	$495

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

During the three months ended June 30, 2020, no shares of common stock were repurchased in open market transactions. During the six months ended June 30, 2020, the Company repurchased 36 shares of common stock in open market transactions at a cost of approximately $390. The total amount the Company repurchased on the open market since the inception of the October 4, 2019 repurchase program was 151 shares of common stock for an approximate cost of $1,690. Except as noted above, there were no other repurchase programs outstanding.

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

The following tables present financial assets and liabilities at June 30, 2020 and December 31, 2019 for which the Company measures fair value on a recurring basis, by level, within the fair value hierarchy:

June 30, 2020	Total	Level 1	Level 2	Level 3	Valuation Technique
Assets
Money market mutual funds	$22,498	$22,498	$—	$—	(a)

December 31, 2019	Total	Level 1	Level 2	Level 3	Valuation Technique
Assets
Money market mutual funds	$29,907	$29,907	$—	$—	(a)
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

Assets Measured and Recorded at Fair Value on a Nonrecurring Basis

The Company's non-financial assets, such as goodwill, intangible assets, and other long-lived assets resulting from business combinations, are measured at fair value using income approach valuation methodologies at the date of acquisition and subsequently re-measured if an impairment exists. There were no impairments of the Company’s non-financial assets noted as of June 30, 2020 or December 31, 2019. The Company does not have any liabilities that are recorded at fair value on a non-recurring basis.

(15)  Goodwill and Intangible Assets

Goodwill

The following table sets forth the changes in the carrying amount of goodwill for the six months ended June 30, 2020:

Amounts
Balance at December 31, 2019	$15,408
Foreign currency translation adjustment	(717)
Balance at June 30, 2020	$14,691

Intangible Assets

The changes in the carrying amount of intangible assets during the six months ended June 30, 2020 are as follows:

Amounts
Balance at December 31, 2019	$4,943
Amortization expense	(489)
Intangible assets acquired in asset acquisition	40
Foreign currency translation adjustment	(299)
Balance at June 30, 2020	$4,195
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

In January 2017, the Company completed the acquisition of certain subscriber relationships from a third party. This acquisition did not meet the definition of a business under ASC 2017-01, Business Combinations (Topic 805)-Clarifying the Definition of a Business, which the Company adopted on October 1, 2016. The Company ascribed $100 of the initial purchase price to the acquired subscriber relationships definite-lived intangible assets with an initial estimated useful life of 10 years. Under the asset purchase agreement, the purchase price includes a component of contingent consideration under which the Company is required to pay a percentage of recurring revenues received from the acquired subscriber relationships through 2026 up to a maximum annual payment of $114. As of June 30, 2020, the carrying value of the intangible assets acquired in the asset acquisition was $311. As the acquisition did not represent a business combination, the contingent consideration arrangement is recognized only when the contingency is resolved and the consideration is paid or becomes payable. The amounts payable under the contingent consideration arrangement, if any, will be included in the measurement of the cost of the acquired subscriber relationships. During the six months ended June 30, 2020, $40 additional consideration was earned under the contingent consideration arrangement.

Acquired intangible assets are subject to amortization. The following table summarizes acquired intangible assets at June 30, 2020 and December 31, 2019, respectively:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
June 30, 2020
Subscriber relationships	$7,751	$5,587	$2,164
Distribution rights	4,163	2,132	2,031
Internally developed software	446	446	—
Proprietary content	153	153	—
Intellectual property	2,284	2,284	—
	$14,797	$10,602	$4,195
December 31, 2019
Subscriber relationships	$7,860	$5,231	$2,629
Distribution rights	4,313	1,999	2,314
Internally developed software	446	446	—
Proprietary content	153	153	—
Intellectual property	2,284	2,284	—
	$15,056	$10,113	$4,943

Amortization expense related to intangible assets was $241 and $247 for the three months ended June 30, 2020 and 2019, respectively, and $489 and $495 for the six months ended June 30, 2020 and 2019, respectively. Amortization expense was categorized as general and administrative expense.

As of June 30, 2020, the total weighted average remaining useful lives of the definite-lived intangible assets was 4.1 years and the weighted average remaining useful lives by the definite-lived intangible asset category are as follows:

Intangible Asset	Weighted Average Remaining Useful Life in Years
Subscriber relationships	3.0
Distribution rights	7.8

Estimated future amortization expense remaining at June 30, 2020 for intangible assets acquired was as follows:

Years ending December 31,

Remainder of 2020	$479
2021	959
2022	959
2023	535
2024	302
Thereafter	961
Total future amortization expense	$4,195

For definite lived intangible assets, the Company assesses the carrying value of these assets whenever events or circumstances indicate that the carrying value may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset, or asset group, to the future undiscounted cash flows expected to be generated by the asset, or asset group. Like most companies, the COVID-19 global pandemic has impacted many areas of our operations and the Company is monitoring the impact of this global crisis carefully. The operations of our KVH Media Group have been particularly impacted due in part to the global reduction in travel resulting from the pandemic. Consequently, the Company has reviewed, and will continue to review, the forecasted revenues and cash flows of our content business for possible indications that the goodwill or other intangible assets associated with this component of our business might be impaired. At this point, our review continues to indicate that no impairment to the carrying value of these assets has occurred. However, it is uncertain how long the global pandemic will continue to disrupt global businesses, particularly travel, and therefore it is possible that the value of these assets may become impaired in the future if the COVID-19 pandemic worsens or continues for a prolonged period. As of June 30, 2020, the carrying value of goodwill and other intangible assets associated with the KVH Media Group was $10,290 and $4,195, respectively.

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

During the three months ended September 30, 2019, the Company identified an out-of-period immaterial error related to the implementation and application of ASC 606 with respect to the recognition of revenue associated with sales-type leases. During the implementation of ASC 606 effective January 1, 2018, the Company treated the leased products and services for these contracts as single performance obligations as if they were not distinct in the context of the contract; however, the leased product portion should have continued to have been accounted for under ASC 840 (now ASC 842). In general, the error was to defer recognition of product revenue and associated expenses for sales-type leases rather than to recognize those items upon shipment. The following table reflects these financial statement line items for the three and six months ended June 30, 2019, as reported and as adjusted (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2019		June 30, 2019
	As reported	As adjusted	As reported	As adjusted
Product sales	$14,694	$15,189	$27,568	$28,404
Cost of product sales	12,308	12,649	20,161	20,933
Net loss	(3,454)	(3,294)	(9,876)	(9,791)
The Company has evaluated this error and does not believe the amounts are material for the periods impacted.

Disaggregation of Revenue

The following table summarizes net sales from contracts with customers for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Mobile connectivity product, transferred at point in time	$6,080	$8,074	$12,066	$14,996
Mobile connectivity product, transferred over time (a)	623	489	1,229	970
Mobile connectivity service	22,483	22,906	44,787	44,417
Inertial navigation product	7,246	6,626	13,748	12,438
Inertial navigation service	494	1,635	1,664	3,285
Total net sales	$36,926	$39,730	$73,494	$76,106
(a) reflects the correction above

Revenue recognized during the three months ended June 30, 2020 and 2019 from amounts included in contract liabilities at the beginning of the period was $610 and $434, respectively. Revenue recognized during the six months ended June 30, 2020 and 2019 from amounts included in contract liabilities at the beginning of the period was $1,216 and $907, respectively.

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

No single customer accounted for 10% or more of consolidated net sales for three or six months ended June 30, 2020 or 2019 or accounts receivable at June 30, 2020 or December 31, 2019.

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

(18)  Income Taxes

The Company’s effective tax rate for the three and six months ended June 30, 2020 was (5.0)%  and (5.9)%, respectively, compared with 44.2% and 21.3% for the corresponding periods in the prior year, respectively. The effective income tax rate is based on estimated income for the year, the estimated composition of the income in different jurisdictions and discrete adjustments, if any, in the applicable periods, including retroactive changes in tax legislation, settlements of tax audits or assessments, and the resolution or identification of tax position uncertainties.

For the three and six months ended June 30, 2020 and the six months ended June 30, 2019, the effective tax rates were lower than the statutory tax rate primarily due to the Company maintaining a valuation allowance reserve on its US deferred tax assets and to the composition of income from foreign jurisdictions taxed at lower rates. For the three months ended June 30, 2019, the effective tax rate was higher than the statutory tax rate primarily due to the Company release of the valuation allowance against the discontinued operations tax expense.

As of June 30, 2020 and December 31, 2019, the Company had reserves for uncertain tax positions of $564 and $521, respectively. There were no material changes during the six months ended June 30, 2020 to the Company’s reserve for uncertain tax positions. The Company estimates that it is reasonably possible that the balance of unrecognized tax benefits as of June 30, 2020 may decrease $33 in the next twelve months as a result of a lapse of statutes of limitations and settlements with taxing authorities.

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

(19)  Leases

The Company has operating leases for office facilities, equipment, and satellite service capacity and related equipment. Lease expense was $991 and $1,267 for the three months ended June 30, 2020 and 2019, respectively, and was $2,253 and $2,532 for the six months ended June 30, 2020 and 2019, respectively. Short-term operating lease costs was $62 and $47 for the three months ended June 30, 2020 and 2019, respectively, and was $123 and $95 for the six months ended June 30, 2020 and 2019, respectively. Sublease income was $33 and $32 for the three months ended June 30, 2020 and 2019, respectively, and was $67 and $66 for the six months ended June 30, 2020 and 2019, respectively. The future minimum lease payments under our operating leases as of June 30, 2020 are:

Remainder of 2020	$815
2021	1,395
2022	1,300
2023	465
2024 and thereafter	595
Total minimum lease payments	$4,570

Less amount representing interest	$(428)
Present value of net minimum operating lease payments	$4,142
Less current installments of obligation under current-operating lease liabilities	$1,339
Obligations under long-term operating lease liabilities, excluding current installments	$2,803

Weighted-average remaining lease term - operating leases (years)	3.46
Weighted-average discount rate - operating leases	5.50%

During the first quarter of 2018, the Company entered into a five-year financing lease for three satellite hubs for its HTS network. As of June 30, 2020, the gross costs and accumulated amortization associated with this lease are included in revenue generating assets and amounted to $3,068 and $1,065, respectively. Property and equipment under capital leases are stated at the present value of minimum lease payments.

The property and equipment held under this financing lease are amortized on a straight-line basis over the seven-year estimated useful life of the asset, since the lease meets the bargain purchase option criteria. Amortization of assets held under financing leases is included within depreciation expense. Depreciation expense for these capital assets was $109 for both the three months ended June 30, 2020 and 2019 and was $219 for both the six months ended June 30, 2020 and 2019.
The future minimum lease payments under this financing lease as of June 30, 2020 are:

Remainder of 2020	$312
2021	624
2022	624
2023	45
Total minimum lease payments	$1,605

Less amount representing interest	$(14)
Present value of net minimum financing lease payments	$1,591
Less current installments of obligation under accrued other	$616
Obligations under other long-term liabilities, excluding current installments	$975

Weighted-average remaining lease term - finance leases (years)	2.67
Weighted-average discount rate - finance leases	1.53%

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

The current portion of the net investment in these leases was $4,322 as of June 30, 2020 and the non-current portion of the net investment in these leases was $7,229 as of June 30, 2020. The current portion of the net investment in the leases is included in accounts receivable, net of allowance for doubtful accounts on the accompanying consolidated balance sheets and the non-current portion of the net investment in these leases is included in other non-current assets on the accompanying consolidated balance sheets. Interest income from sales-type leases was $203 and $400 during the three and six months ended June 30, 2020, respectively, and was $163 and $331 during the three and six months ended June 30, 2019.

The future undiscounted cash flows from these leases as of June 30, 2020 are:

Remainder of 2020	$3,036
2021	3,694
2022	2,776
2023	2,152
2024	1,380
2025	$206
Total undiscounted cash flows	$13,244

Present value of lease payments	$11,551
Difference between undiscounted cash flows and discounted cash flows	$1,693

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

The following table presents a reconciliation of the major financial line items constituting the results for discontinued operations to the net income from discontinued operations, net of tax, presented separately in the Company's consolidated statements of operations and comprehensive income (loss):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Sales:
Service sales	$—	$1,832	$—	$5,769

Costs, expenses and other expense, net:
Costs of service sales	—	483	—	1,807
Sales, marketing and support	—	437	—	1,606
General and administrative	—	494	—	1,619
Other (expense) income, net	—	(14)	—	(23)
Income from discontinued operations before tax expense	—	404	—	714
Gain on sale of discontinued operations before tax expense	—	54,520	—	54,520
Total income from discontinued operations before tax expense	$—	$54,924	$—	$55,234
Income tax expense on discontinued operations	—	4,294	—	4,361
Income from discontinued operations, net of taxes	$—	$50,630	$—	$50,873

Net income from discontinued operations per common share
Basic and diluted	$—	$2.90	$—	$2.93
Weighted average number of common shares outstanding:
Basic and diluted	17,648	17,463	17,588	17,383

The following table presents supplemental cash flow information of the discontinued operations:

	Six Months Ended
	June 30,
	2020	2019

Cash used in operating activities—discontinued operations	$—	$(1,838)
Cash provided by investing activities—discontinued operations	$—	$87,986

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Introduction

The statements included in this quarterly report on Form 10-Q, other than statements of historical fact, are forward-looking statements. Examples of forward-looking statements include statements regarding our future financial results, operating results, business strategies, projected costs, products and services, competitive positions and plans, customer preferences, consumer trends, anticipated product development, and objectives of management for future operations. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” or the negative of these terms or other comparable terminology. Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed in the section entitled “Risk Factors” in Item 1A of Part II of this quarterly report on Form 10-Q and in Item 1A of Part I of our annual report on Form 10-K for the year ended December 31, 2019. These and many other factors could affect our future financial and operating results, and could cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by us or on our behalf. For example, our expectations regarding certain items as a percentage of sales assume that we will achieve our anticipated sales goals. The following discussion and analysis should be read in conjunction with our consolidated interim financial statements and related notes appearing elsewhere in this report.

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

Our mobile connectivity service sales include sales of satellite voice and Internet airtime services, engineering services provided under development contracts, sales from product repairs, and extended warranty sales. Our mobile connectivity service sales also include our distribution of entertainment, including news, sports, music, and movies, to commercial and leisure customers in the maritime, hotel, and retail markets through KVH Media Group. We typically recognize revenue from media content sales ratably over the period of the service contract. We provide, for monthly fixed fees and usage-based fees, satellite connectivity services for broadband Internet, data and Voice over Internet Protocol (VoIP) service to our TracPhone V-series customers. We also earn monthly usage fees for third-party satellite connectivity for voice, data and Internet services to our Inmarsat and Iridium customers who choose to activate their subscriptions with us. As a percentage of our consolidated net sales, our service sales were 62% for each of the three months ended June 30, 2019 and 2020 and were 63% for each of the six months ended June 30, 2019 and 2020.

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

Out-of-Period Error

Each of mobile connectivity product sales, costs of product sales, sales, marketing and support expense, income tax benefit and net loss from continuing operations for the three and six months ended June 30, 2019 includes an adjustment to correct an immaterial prior period accounting error related to the implementation and application of ASC 606. See Note 16 of our consolidated interim financial statements for more information.

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

We generate sales primarily from the sale of our mobile connectivity systems and services and our inertial navigation products and services. The following table provides, for the periods indicated, our sales by segment:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Mobile connectivity	$29,186	$31,469	$58,082	$60,383
Inertial navigation	7,740	8,261	15,412	15,723
Net sales	$36,926	$39,730	$73,494	$76,106

Product sales within the mobile connectivity segment accounted for 18% and 22% of our consolidated net sales for the three months ended June 30, 2020 and 2019, respectively, and 18% and 21% of our consolidated net sales for the six months ended June 30, 2020 and 2019, respectively. Sales of mini-VSAT Broadband airtime service accounted for 55% and 48% of our consolidated net sales for the three months ended June 30, 2020 and 2019, respectively, and 54% and 49% of our consolidated net sales for the six months ended June 30, 2020 and 2019, respectively.

Within our inertial navigation segment, net sales of FOG-based guidance and navigation systems accounted for 16% of our consolidated net sales for each of the three months ended June 30, 2020 and 2019, and 15% of our consolidated net sales for each of the six months ended June 30, 2020 and 2019.

No other single product class accounted for 10% or more of our consolidated net sales for the three months ended June 30, 2020 or 2019 or the six months ended June 30, 2020 or 2019. No individual customer accounted for 10% or more of our consolidated net sales for the three months ended June 30, 2020 or 2019 or the six months ended June 30, 2020 or 2019.

We operate in a number of major geographic areas across the globe. We generate our international net sales, based upon customer location, primarily from customers located in Canada, Europe, Africa, Asia/Pacific, the Middle East, and India. Our international net sales totaled 57% and 51% of our consolidated net sales for the three months ended June 30, 2020 and 2019, respectively, and 58% and 55% of our consolidated net sales for the six months ended June 30, 2020 and 2019, respectively. No individual foreign country represented 10% or more of our consolidated net sales for the three months ended June 30, 2020 or 2019. Sales to Singapore customers represented 10% of our consolidated net sales for the six months ended June 30, 2020. No other individual foreign country represented 10% or more of our consolidated net sales for the six months ended June 30, 2020. No individual foreign country represented 10% or more of our consolidated net sales for the six months ended June 30, 2019. See Note 11 to our consolidated interim financial statements for more information on our segments.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Research and development expense presented on the statement of operations	$3,866	$3,798	$8,153	$7,666
Costs of customer-funded research and development included in costs of service sales	602	1,700	1,436	2,748
Total consolidated statements of operations expenditures on research and development activities	$4,468	$5,498	$9,589	$10,414

COVID-19 Global Pandemic

The COVID-19 pandemic continues to disrupt businesses around the world and has resulted in a global economic downturn. The impact of the pandemic on our operating results began in the first quarter and continued throughout the second quarter and beyond, particularly in areas of our business impacted by global commerce (for example, maritime shipping, travel and leisure). We do not know how long the pandemic will continue or what the ongoing economic impact will be on our business. The areas of our business most at risk of being negatively impacted by the prolonged continuation of this crisis continue to include our mobile connectivity product and service sales, as commercial customers continue to delay acquiring mini-VSAT systems due to the global reduction in maritime shipping, and our media business, due to the severe restrictions on domestic and international travel. Similarly, our inertial navigation product sales have been and may continue to be negatively impacted as domestic and foreign customers decide to conserve cash in their own businesses in the face of the prolonged continuation of the crisis. In response to these significant uncertainties, in our second quarter we undertook multiple steps to mitigate the impact of the pandemic on our business, including a comprehensive reduction in salaries and wages and the elimination of most discretionary expenditures, including capital expenditures, and we continue to consider further actions, which may include furloughing some level of our global workforce. As part of our mitigation efforts, we applied for, and received, assistance made available by the United States government through the Paycheck Protection Program (PPP) under the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act).

As of June 30, 2020, our cash, cash equivalents and marketable securities (“cash position”) approximated $43.9 million, which reflects the impact of a $6.9 million loan (the PPP Loan) we received from Bank of America, N.A., under the Paycheck Protection Program. While there can be no assurance that our current cash position will sustain us through the duration of the pandemic, we believe that, on the basis of our current expectations, our current cash position, and the mitigation actions we have taken or could take may enable us to withstand the impact of this global health crisis. We are continuing to monitor global developments and are prepared to implement further actions that we determine to be necessary to sustain our business.

Critical Accounting Policies and Significant Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated interim financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these interim financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, sales and expenses, and related disclosure at the date of our interim financial statements. Our significant accounting policies are summarized in Note 1 to the consolidated financial statements in our annual report on Form 10-K for the year ended December 31, 2019.

As described in our annual report on Form 10-K for the year ended December 31, 2019, our most critical accounting policies and estimates upon which our consolidated financial statements were prepared were those relating to revenue recognition, valuation of accounts receivable, valuation of inventory, expected future cash flows including growth rates, discount rates, terminal values and other assumptions and estimates used to evaluate the recoverability of long-lived assets and goodwill, estimated fair values of long-lived assets, including goodwill, amortization methods and periods, certain accrued expenses and other related charges, stock-based compensation, contingent liabilities, forfeitures and key valuation assumptions for its share-based awards, estimated fulfillment costs for warranty obligations, tax reserves and recoverability of our net deferred tax assets and related valuation allowance, and the valuation of right-of-use assets and lease liabilities. We have reviewed our policies and estimates and determined that these remain our most critical accounting policies and estimates for the six months ended June 30, 2020.

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

Results of Operations
The following table provides, for the periods indicated, certain financial data expressed as a percentage of net sales:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Sales:
Product	37.8%	38.2%	36.8%	37.3%
Service	62.2	61.8	63.2	62.7
Net sales	100.0	100.0	100.0	100.0
Cost and expenses:
Costs of product sales	25.9	31.8	26.1	27.5
Costs of service sales	38.9	38.7	40.2	40.4
Research and development	10.5	9.6	11.1	10.1
Sales, marketing and support	18.4	22.3	21.1	22.3
General and administrative	15.6	14.4	16.6	16.7
Total costs and expenses	109.3	116.8	115.1	117.0
Loss from operations	(9.3)	(16.8)	(15.1)	(17.0)
Interest income	0.6	2.5	0.7	1.5
Interest expense	—	1.4	—	1.2
Other (expense) income, net	(0.4)	0.9	1.8	0.3
Loss before income tax	(9.1)	(14.8)	(12.6)	(16.4)
Income tax expense (benefit)	0.5	(6.6)	0.7	(3.5)
Net loss	(9.6)%	(8.2)%	(13.3)%	(12.9)%

Three months ended June 30, 2020 and 2019

Net Sales

        As discussed further under the heading "Segment Discussion" below, product sales decreased $1.2 million, or 8%, to $13.9 million for the three months ended June 30, 2020 from $15.2 million for the three months ended June 30, 2019, primarily due to a decrease in mobile connectivity product sales of $1.9 million, partially offset by an increase of $0.6 million in inertial navigation product sales. Service sales for the three months ended June 30, 2020 decreased $1.6 million, or 6%, to $23.0 million from $24.5 million for the three months ended June 30, 2019, primarily due to a decrease in inertial navigation service sales of $1.1 million and a decrease in mobile connectivity service sales of $0.4 million.

Costs of Sales

        Costs of sales consists of costs of product sales and costs of service sales. Costs of sales decreased by $4.1 million, or 15%, in the three months ended June 30, 2020 to $23.9 million from $28.0 million in the three months ended June 30, 2019. The decrease in costs of sales was driven by a $3.1 million decrease in costs of product sales and a $1.0 million decrease in costs of service sales. As a percentage of net sales, costs of sales were 65% and 71% for the three months ended June 30, 2020 and 2019, respectively.

Our costs of product sales consist primarily of materials, manufacturing overhead, and direct labor used to produce our products. For the three months ended June 30, 2020, costs of product sales decreased by $3.1 million, or 24%, to $9.6 million from $12.6 million in the three months ended June 30, 2019. As a percentage of product sales, costs of product sales were 68% and 83% for the three months ended June 30, 2020 and 2019, respectively. Mobile connectivity costs of product sales decreased by $3.0 million, or 36%, and mobile connectivity costs of product sales as a percentage of mobile connectivity product sales were 79% and 97% for the three months ended June 30, 2020 and 2019, respectively. The decrease was primarily driven by a $2.1 million inventory reserve recorded during the three months ended June 30, 2019 relating to our TracPhone V-IP products based on our decision to cease promoting sales of these products in order to focus our efforts on migrating customers to our HTS network and products. Inertial navigation costs of product sales decreased by $0.1 million, or 3%, primarily due to a $0.3 million decrease in our FOG costs of product sales, partially offset by a $0.2 million increase in TACNAV cost of product sales. As a percentage of inertial navigation product sales, costs of inertial navigation product sales were 58% and 67% for the three months ended June 30, 2020 and 2019, respectively.

Our costs of service sales consist primarily of satellite service capacity, depreciation, service network overhead expense associated with our mini-VSAT Broadband network infrastructure, direct network service labor, Inmarsat service costs, product installation costs, engineering and related direct costs associated with customer-funded research and development, media materials and distribution costs, and service repair materials. For the three months ended June 30, 2020, costs of service sales decreased by $1.0 million, or 7%, to $14.4 million from $15.4 million for the three months ended June 30, 2019. As a percentage of service sales, costs of service sales were 63% for each of the three months ended June 30, 2020 and 2019. Mobile connectivity costs of service sales decreased by $0.5 million, or 3%, primarily due to a decrease in contract engineering service revenues. As a percentage of mobile connectivity service sales, costs of mobile connectivity service sales were 61% and 62% for the three months ended June 30, 2020 and 2019, respectively. Inertial navigation costs of service sales decreased by $0.5 million, or 44%, primarily due to a decrease in contract engineering services revenues. As a percentage of inertial navigation service sales, costs of inertial navigation service sales were 134% and 75% for the three months ended June 30, 2020 and 2019, respectively. The increase in costs on inertial navigation service sales to 134% was due to unanticipated costs relating to an engineering and services development contract from a major U.S. defense contractor

Operating Expenses

        Research and development expense consists of direct labor, materials, external consultants, and related overhead costs that support our internally funded product development and product sustaining engineering activities. Research and development expense for the three months ended June 30, 2020 increased by $0.1 million, or 2%, to $3.9 million from $3.8 million for the three months ended June 30, 2019. The primary reason for the increase in research and development expense was a decrease in funded engineering expenses (which are reflected in costs of service sales rather than research and development expense), offset by a $0.3 million decrease in expensed materials and other miscellaneous expenses and a $0.2 million decrease in professional fees. As a percentage of net sales, research and development expense was 11% and 10% for the three months ended June 30, 2020 and 2019, respectively.

        Sales, marketing, and support expense consists primarily of salaries and related expenses for sales and marketing personnel, commissions for both in-house and third-party representatives, costs related to the co-development of certain content, other sales and marketing support costs such as advertising, literature and promotional materials, product service personnel and support costs, warranty-related costs and bad debt expense. Sales, marketing and support expense also includes the operating expenses of our sales office subsidiaries in Denmark, Singapore, Brazil, and Japan. Sales, marketing and support expense for the three months ended June 30, 2020 decreased by $2.1 million, or 23%, to $6.8 million from $8.9 million for the three months ended June 30, 2019. The decrease primarily resulted from a $0.6 million decrease in salaries and employee benefits and internal commissions, a $0.5 million decrease in warranty expenses, a $0.4 million decrease in marketing expenses, a $0.4 million decrease in external commissions and a $0.4 million decrease in travel and entertainment expenses, partially offset by a $0.3 million increase in bad debt expense. As a percentage of net sales, sales, marketing and support expense was 18% and 22% for the three months ended June 30, 2020 and 2019, respectively.

        General and administrative expense consists of costs attributable to management, finance and accounting, information technology, human resources, certain outside professional services, and other administrative costs. General and administrative expense for the three months ended June 30, 2020 and 2019 remained essentially flat, at $5.8 million compared to $5.7 million, respectively. As a percentage of net sales, general and administrative expense was 16% and 14% for the three months ended June 30, 2020 and 2019, respectively.

Interest and Other Income, (Expense) Net

        Interest income represents interest earned on our cash and cash equivalents, as well as from investments. Interest income decreased $0.8 million for the three months ended June 30, 2020 to $0.2 million from $1.0 million for the three months ended June 30, 2019 primarily due to the interest earned during the three months ended June 30, 2019 related to the note receivable from Oakley Capital in connection with our sale of Videotel and interest related to our marketable securities. Interest expense decreased $0.6 million for the three months ended June 30, 2020 to less than $0.1 million from $0.6 million for the three months ended June 30, 2019 primarily due to the decrease in interest paid on our term note, which we repaid at the end of the second quarter of 2019. Other expense, net decreased to $0.2 million for the three months ended June 30, 2020 from other income, net of $0.3 million for the three months ended June 30, 2019 primarily due to an increase in foreign exchange losses from our UK operations.

Income Tax Expense (Benefit)

        Income tax expense for the three months ended June 30, 2020 was $0.2 million and related to taxes on income earned in foreign jurisdictions. Income tax benefit for the three months ended June 30, 2019 was $2.6 million and related to the valuation allowance release against discontinued operations. The losses we incurred in the U.S. did not generate any income tax benefit during either quarter due to a full valuation allowance on our related deferred tax assets generated in connection with losses.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Sales from discontinued operations	$—	$1,832	$—	$5,769
Income from discontinued operations, net tax	$—	$50,630	$—	$50,873

Segment Discussion - Three months ended June 30, 2020 and 2019

Our net sales by segment for the three months ended June 30, 2020 and 2019 were as follows:

			Change
	For the three months ended June 30,		2020 vs. 2019
	2020	2019	$	%
	(dollars in thousands)
Mobile connectivity sales:
Product	$6,703	$8,563	$(1,860)	(22)%
Service	22,483	22,906	(423)	(2)%
Net sales	$29,186	$31,469	$(2,283)	(7)%

Inertial navigation sales:
Product	$7,246	$6,626	$620	9%
Service	494	1,635	(1,141)	(70)%
Net sales	$7,740	$8,261	$(521)	(6)%

Operating income (loss) by segment for the three months ended June 30, 2020 and 2019 were as follows:

			Change
	For the three months ended June 30,		2020 vs. 2019
	2020	2019	$	%
	(dollars in thousands)
Mobile connectivity	$584	$(2,365)	$2,949	125%
Inertial navigation	154	(247)	401	162%
	$738	$(2,612)	$3,350	128%
Unallocated	(4,174)	(4,067)	(107)	(3)%
Loss from operations	$(3,436)	$(6,679)	$3,243	49%

Mobile Connectivity Segment

Net sales in the mobile connectivity segment decreased by $2.3 million for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019. Mobile connectivity product sales decreased by $1.9 million to $6.7 million for the three months ended June 30, 2020 from $8.6 million for the three months ended June 30, 2019. The decrease in mobile connectivity product sales was primarily due a $1.5 million decrease in TracVision product sales and a $0.2 million decrease in land mobile product sales. The decrease in TracVision and land mobile product sales was due to a decline in leisure sales.
Mobile connectivity service sales decreased by $0.4 million, or 2%, to $22.5 million for the three months ended June 30, 2020 from $22.9 million for the three months ended June 30, 2019. The decrease was primarily due to a $0.9 million decrease in our content service sales and a $0.5 million decrease in our contract engineering service revenue. Partially offsetting these decreases was a $1.1 million increase in our mini-VSAT service sales, which resulted in part from a 6% increase in subscribers, primarily as a result of AgilePlans.

Operating income for the mobile connectivity segment increased $2.9 million for the three months ended June 30, 2020 to an operating gain of $0.6 million as compared to an operating loss of $2.4 million for the three months ended June 30, 2019 primarily due to a $1.2 million increase in sales less associated costs, a $0.6 million decrease in other miscellaneous expenses, a $0.4 million decrease in warranty expenses, a $0.3 million decrease in travel and entertainment expenses, a $0.3 million decrease in marketing expenses, and a $0.2 million decrease in professional fees.

Inertial Navigation Segment

Net sales in the inertial navigation segment decreased $0.5 million, or 6%, for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019. Inertial navigation product sales increased $0.6 million, or 9%, to $7.2 million for the three months ended June 30, 2020 from $6.6 million for the three months ended June 30, 2019, primarily as a result of a $0.8 million increase in TACNAV product sales, partially offset by a $0.2 million decrease in sales of our FOG and OEM products.

Inertial navigation service sales decreased $1.1 million, or 70%, to $0.5 million for the three months ended June 30, 2020 from $1.6 million for the three months ended June 30, 2019. The decrease was due to the timing of performance under an engineering and services development contract from a major U.S. defense contractor, which began in the fourth quarter of 2018 and will continue through January 2021.

Our operating income for the inertial navigation segment increased $0.4 million to an operating gain of $0.2 million for the three months ended June 30, 2020 as compared to an operating loss of $0.2 million for the three months ended June 30, 2019, primarily due to an increase in sales less associated costs of $0.1 million.

Unallocated

Certain corporate-level costs have not been allocated because they are not attributable to either segment. These costs primarily consist of broad corporate functions, including executive, legal, finance, information technology, and costs associated with corporate actions.

Unallocated operating loss increased $0.1 million, or 3%, for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019.

Six months ended June 30, 2020 and 2019

Net Sales

As discussed further under the heading "Segment Discussion" below, product sales decreased $1.4 million, or 5%, to $27.0 million for the six months ended June 30, 2020 from $28.4 million for the six months ended June 30, 2019, primarily due to a decrease in mobile connectivity product sales of $2.7 million, partially offset by an increase in inertial navigation product sales of $1.3 million. Service sales for the six months ended June 30, 2020 decreased $1.3 million, or 3%, to $46.5 million from $47.7 million for the six months ended June 30, 2019 due to a decrease in inertial navigation service sales of $1.6 million, partially offset by an increase in mobile connectivity service sales of $0.4 million.

Costs of Sales

        Costs of sales decreased by $2.9 million, or 6%, in the six months ended June 30, 2020 to $48.8 million from $51.7 million in the six months ended June 30, 2019. The decrease in costs of sales was driven by a $1.7 million decrease in costs of product sales and a $1.2 million decrease in costs of service sales. As a percentage of net sales, costs of sales was 66% and 68% for the six months ended June 30, 2020 and 2019, respectively.

For the six months ended June 30, 2020, costs of product sales decreased by $1.7 million, or 8%, to $19.2 million from $20.9 million in the six months ended June 30, 2019. As a percentage of product sales, costs of product sales were 71% and 74% for the six months ended June 30, 2020 and 2019, respectively. Mobile connectivity costs of product sales decreased by $3.0 million, or 22%, primarily due to a $2.7 million decrease in our marine mobile connectivity cost of product sales and a $0.3 million decrease in our land mobile connectivity costs of product sales. Mobile connectivity costs of product sales as a percentage of mobile connectivity product sales were 78% and 84% for the six months ended June 30, 2020 and 2019, respectively. Inertial navigation costs of product sales increased by $1.3 million, or 17%, primarily due to a $0.8 million decrease in absorption of factory overhead due to a decrease in the volume of production and an increase in scrap and other manufacturing period costs and a $0.3 million increase in our TACNAV costs of product sales. Inertial navigation costs of product sales as a percentage of inertial navigation product sales was 64% and 60% for the six months ended June 30, 2020 and 2019, respectively.

For the six months ended June 30, 2020, costs of service sales decreased by $1.2 million, or 4%, to $29.6 million from $30.8 million for the six months ended June 30, 2019. As a percentage of service sales, costs of service sales were 64% and 65% for the six months ended June 30, 2020 and 2019, respectively. Mobile connectivity costs of service sales decreased by $0.4 million, or 1%, primarily due a $0.6 million decrease in costs associated with contract engineering service revenue, partially offset by a $0.3 million increase in mini-VSAT airtime costs of service sales. Mobile connectivity costs of service sales as a percentage of mobile connectivity service sales was 63% and 64% for the six months ended June 30, 2020 and 2019, respectively. Inertial navigation costs of service sales decreased by $0.8 million, or 34%, due to a decrease in contract engineering services sales. Inertial navigation costs of service sales as a percentage of inertial navigation service sales was 91% and 70% for the six months ended June 30, 2020 and 2019, respectively.

Operating Expenses

        Research and development expense for the six months ended June 30, 2020 increased by $0.5 million, or 6%, to $8.2 million from $7.7 million for the six months ended June 30, 2019. The primary reason for the increase in research and development expense was a decrease in funded engineering expenses (which are reflected in costs of service sales rather than research and development expense), partially offset by a $0.3 million decrease in consulting fees. As a percentage of net sales, research and development expense was 11% and 10% for the six months ended June 30, 2020 and 2019, respectively.

        Sales, marketing and support expense for the six months ended June 30, 2020 decreased by $1.5 million, or 9%, to $15.5 million from $17.0 million for the six months ended June 30, 2019. The decrease in sales, marketing and support expense resulted primarily from a $0.6 million decrease in travel expenses, a $0.5 million decrease in warranty expense, a $0.4 million decrease in marketing expenses, a $0.4 million decrease in external commissions and a $0.3 million decrease in salaries and employee benefits, partially offset by a $0.6 million increase in bed debt expense. As a percentage of net sales, sales, marketing and support expense was 21% and 22% for the six months ended June 30, 2020 and 2019, respectively.

        General and administrative expense for the six months ended June 30, 2020 decreased by $0.5 million, or 4%, to $12.2 million from $12.7 million for the six months ended June 30, 2019. The decrease in general and administrative expense resulted primarily from a $0.4 million decrease in computer expenses and a $0.3 million decrease in salaries and employee benefits, partially offset by a $0.3 million increase in dues and subscriptions. As a percentage of net sales, general and administrative expense was 17% for both the six months ended June 30, 2020 and 2019.

Interest and Other Income, Net

        Interest income decreased $0.6 million to $0.5 million for the six months ended June 30, 2020 from $1.2 million for the six months ended June 30, 2019. The decrease was primarily due to the interest earned during the six months ended June 30, 2019 related to the note receivable from Oakley Capital in connection with our sale of Videotel and interest related to our marketable securities. Interest expense decreased $0.9 million to less than $0.1 million for the six months ended June 30, 2020 from $0.9 million for the six months ended June 30, 2019 as a result of our repayment of substantially all of our interest-bearing debt obligations during the second quarter of 2019. Other income, net increased to $1.3 million for the six months ended June 30, 2020 from other income, net of $0.2 million for the prior period primarily due to an increase in foreign exchange gains from our UK operations.

Income Tax Expense (Benefit)

        Income tax expense for the six months ended June 30, 2020 was $0.5 million and related to taxes on income earned in foreign jurisdictions. Income tax benefit for the six months ended June 30, 2019 was $2.6 million and related to the valuation allowance released against discontinued operations. The losses we incurred in the US did not generate any income tax benefit during either six-month period due to a full valuation allowance on our related deferred tax assets generated in the period.

Segment Discussion - Six months ended June 30, 2020 and 2019

Our net sales by segment for the six months ended June 30, 2020 and 2019 were as follows:

			Change
	For the six months ended June 30,		2020 vs. 2019
	2020	2019	$	%
	(dollars in thousands)
Mobile connectivity sales:
Product	$13,295	$15,966	$(2,671)	(17)%
Service	44,787	44,417	370	1%
Net sales	$58,082	$60,383	$(2,301)	(4)%

Inertial navigation sales:
Product	$13,748	$12,438	$1,310	11%
Service	1,664	3,285	(1,621)	(49)%
Net sales	$15,412	$15,723	$(311)	(2)%

Operating income (loss) by segment for the six months ended June 30, 2020 and 2019 were as follows:

			Change
	For the six months ended June 30,		2020 vs. 2019
	2020	2019	$	%
	(dollars in thousands)
Mobile connectivity	$(1,715)	$(3,808)	$2,093	55%
Inertial navigation	(667)	195	(862)	(442)%
	$(2,382)	$(3,613)	$1,231	34%
Unallocated	(8,702)	(9,300)	598	6%
Loss from operations	$(11,084)	$(12,913)	$1,829	14%

Mobile Connectivity Segment

Net sales in the mobile connectivity segment decreased by $2.3 million for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019. Mobile connectivity product sales decreased by $2.7 million to $13.3 million for the six months ended June 30, 2020 from $16.0 million for the six months ended June 30, 2019. The decrease was due to a $2.3 million decrease in marine mobile connectivity product sales, which was primarily driven by a decrease in TracVision product sales. In addition, there was a $0.4 million decrease in land mobile product sales. The decrease in TracVision and land mobile product sales was due to a decline in leisure sales.

Mobile connectivity service sales increased by $0.4 million, or 1%, to $44.8 million for the six months ended June 30, 2020 from $44.4 million for the six months ended June 30, 2019. The increase was primarily due to a $2.0 million increase in our mini-VSAT service sales compared to the six months ended June 30, 2019, which resulted in part from a 6% increase in subscribers, primarily as a result of AgilePlans. Partially offsetting this increase was a $1.0 million decrease in content service sales and a $0.5 million decrease in our contract engineering service revenue.

Operating loss for the mobile connectivity segment decreased by $2.1 million for the six months ended June 30, 2020 to an operating loss of $1.7 million as compared to an operating loss of $3.8 million for the six months ended June 30, 2019. This decrease resulted primarily from an increase in sales less associated costs of $1.1 million, a $0.5 million decrease in warranty expense, a $0.4 million decrease in travel expenses, a $0.4 million decrease in marketing expenses and a $0.3 million decrease in professional fees, partially offset by a $0.6 million increase in bad debt expense.

Inertial Navigation Segment

Net sales in the inertial navigation segment decreased $0.3 million, or 2%, for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019. Inertial navigation product sales increased by $1.3 million, or 11%, to $13.7 million for the six months ended June 30, 2020 from $12.4 million for the six months ended June 30, 2019, primarily due to a $1.2 million increase in TACNAV product sales.

Inertial navigation service sales decreased $1.6 million, or 49%, to $1.7 million for the six months ended June 30, 2020 from $3.3 million for the six months ended June 30, 2019. The decrease was due to the timing of performance under an engineering and services development contract from a major U.S. defense contractor, which began in the fourth quarter of 2018 and will continue through January 2021.

Our operating loss for the inertial navigation segment increased by $0.9 million to an operating loss of $0.7 million for the six months ended June 30, 2020 as compared to operating income of $0.2 million for the six months ended June 30, 2019. This increase was primarily due to the decrease in sales less associated costs of $0.8 million.

Unallocated

        Unallocated operating loss decreased $0.6 million, or 6%, for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019 primarily due to a $0.4 million decrease in computer expenses and a $0.3 million decrease in salaries and employee benefits.

Backlog

Backlog is not a meaningful indicator for predicting revenue in future periods. Commercial resellers for our mobile connectivity products and legacy products typically do not carry extensive inventories and rely on us to ship products quickly. Due to the generally rapid delivery of our commercial products, our backlog for those products is not significant.

Our backlog for all products and services was $21.6 million and $19.5 million as of June 30, 2020 and December 31, 2019, respectively. As of June 30, 2020, $15.6 million of our backlog was scheduled for fulfillment in 2020, $5.7 million was scheduled for fulfillment in 2021, and $0.2 million was scheduled for fulfillment in 2022 through 2028.

Backlog consists of orders evidenced by written agreements and specified delivery dates for customers who are acceptable credit risks. We do not include satellite connectivity service sales in our backlog even though many of our satellite connectivity customers have signed annual or multi-year service contracts providing for a fixed monthly fee. Military orders included in backlog are generally subject to cancellation for the convenience of the customer. When orders are canceled, we generally recover actual costs incurred through the date of cancellation and the costs resulting from termination. As of June 30, 2020, our backlog included $2.5 million in orders that are subject to cancellation for convenience by the customer. Individual orders for inertial navigation products are often large and may require procurement of specialized long-lead components and allocation of manufacturing resources. The complexity of planning and executing larger orders generally requires customers to order well in advance of the required delivery date, resulting in backlog.
Liquidity and Capital Resources
Our primary liquidity needs are to fund general business requirements, including working capital requirements and capital expenditures. In recent years, we have funded our operations primarily from cash flows from operations, bank financing, an equity private placement, the proceeds received from exercises of stock options and in 2019 by selling our Videotel training business. In addition, we obtained approximately $6.9 million in cash in the second quarter of 2020 from a loan we obtained through the Paycheck Protection Program. We believe that we have sufficient cash to satisfy obligations that will come due over the next twelve months.

As of June 30, 2020, we had $43.9 million in cash, cash equivalents, and marketable securities, of which $2.8 million in cash and cash equivalents was held in local currencies by our foreign subsidiaries. Our foreign subsidiaries held no marketable securities as of June 30, 2020. As of June 30, 2020, we had $64.1 million in working capital.

Net cash used in operations was $2.9 million for the six months ended June 30, 2020 compared to net cash used in operations of $6.6 million for the six months ended June 30, 2019. The $3.7 million decrease in cash used in operations is primarily due to a $52.3 million increase in non-cash items, a $4.9 million increase in cash inflows relating to accounts receivable, a $2.3 million increase in cash inflows relating to deferred revenues, and a $0.9 million decrease of cash outflows relating to other non-current liabilities. Partially offsetting these items were a $50.8 million decrease in our net income, a $3.2 million increase in cash outflows relating to prepaid and other assets, a $2.4 million increase in cash outflows relating to accounts payable and a $0.7 million increase of cash outflows relating to product warranties. Net income in the six months ended June 30, 2019 included a $54.5 million pretax gain related to the sale of our Videotel marine training business.

Net cash provided by investing activities was $0.3 million for the six months ended June 30, 2020 compared to net cash provided in investing activities of $31.8 million for the six months ended June 30, 2019. The $31.5 million decrease in net cash provided by investing activities was principally due to the decrease of $88.4 million in net proceeds related to the sale of Videotel in May 2019 and a $0.4 million increase in capital expenditures. Partially offsetting these items was a $57.4 million increase in net cash inflows relating to the purchase and sale of marketable securities.

Net cash provided by financing activities was $6.4 million for the six months ended June 30, 2020 compared to net cash used by financing activities of $27.5 million for the six months ended June 30, 2019. The $33.9 million increase in net cash provided by financing activities is primarily attributable to the $34.5 million difference between cash inflows of $6.9 million from long-term debt in the six months ended June 30, 2020 compared to net cash outflows of $27.5 million for the repayment of line of credit, term note, and other long-term borrowings in the six months ended June 30, 2019. This increase in cash inflows was partially offset by a $0.4 million increase in cash outflows relating to the repurchase of treasury stock.

Borrowing Arrangements

Paycheck Protection Program Loan

In May 2020, we received a $6.9 million loan (the PPP Loan) from Bank of America, N.A., under the Paycheck Protection Program, which was established under the Coronavirus Aid, Relief, and Economic Security Act (as modified by the Paycheck Protection Flexibility Act of 2020, the CARES Act) and is administered by the U.S. Small Business Administration. We believe we have used the proceeds from the PPP Loan in accordance with the requirements of the CARES Act, primarily to fund payroll costs and to retain workers.

The term of the PPP Loan is two years from the funding date of the PPP Loan. The interest rate on the PPP Loan is 1.00%. Under the terms of the PPP Loan, interest accrues from the funding date of the PPP Loan but is deferred until the lender determines the amount of loan forgiveness, but the deferral period will end if we fail to apply for loan forgiveness within ten months after the loan forgiveness covered period. Principal and interest on the PPP Loan will be payable in monthly installments in accordance with the repayment letter when forgiveness has been determined. The promissory note evidencing the PPP Loan contains various events of default relating to, among other things, insolvency, bankruptcy or the like, payment defaults under the PPP Loan or other loans by the lender, certain defaults under other indebtedness, breach of representations and warranties, the occurrence of a material adverse event, changes in ownership, or breach of other provisions of the promissory note. Upon an event of default, all principal and accrued interest on the PPP Loan and any and all other loans made by the lender to us would at the lender’s option become immediately due and payable. We agreed that we will not receive any other loan under the Paycheck Protection Program.

Pursuant to the terms of the CARES Act, we can apply for and may be granted forgiveness for all or a portion of the PPP Loan, if and to the extent that we satisfy all of the requirements applicable to forgiveness of the PPP Loan. Such forgiveness will be determined in part based on the use of PPP Loan proceeds in accordance with the terms of the CARES Act during the 24-week period after loan origination and the maintenance or achievement of certain employee and compensation levels. No decision has been made whether we will apply for forgiveness and we can provide no assurance that any portion of the PPP Loan will be forgiven should we apply for forgiveness.

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

On May 13, 2019, we entered into a consent with Bank of America, N.A., as Administrative Agent, authorizing the Purchase Agreement and Bridge Loan, as discussed in Note 1 to our consolidated interim financial statements. On June 27, 2019, we used the proceeds of the sale of Videotel to repay in full the then-outstanding balance of $21.4 million under the 2018 Term Loan and to repay $13.0 million of the then-outstanding balance under the 2018 Revolver. Under the terms of the consent, the 2018 Revolver will remain at $20.0 million through the term of the 2018 Credit Agreement. On October 30, 2021, the entire principal balance of any outstanding loans under the 2018 Revolver will be due and payable, together with all accrued and unpaid interest, fees and any other amounts due and payable under the 2018 Credit Agreement. As of June 30, 2020, no amounts were outstanding under the 2018 Revolver.

Borrowings of up to $20.0 million under the 2018 Revolver are subject to the satisfaction of various conditions precedent at the time of each borrowing, including the continued accuracy of our representations and warranties and the absence of any default under the 2018 Credit Agreement. As of June 30, 2020, we are not able to draw on these funds due to covenant restrictions.

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

On July 30, 2020, we amended the senior credit facility to reflect the incurrence of the PPP loan. Under the amended facility, the principal and interest on the PPP loan are not included in the maximum Consolidated Leverage Ratio or the minimum Consolidated Fixed Charge Coverage Ratio calculations except as to any portion of the PPP Loan that is not ultimately forgiven.

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

On November 26, 2008, our Board of Directors authorized a program to repurchase up to one million shares of our common stock. The program was superseded on October 4, 2019. On October 4, 2019, our Board of Directors authorized a new share repurchase program pursuant to which we may purchase up to one million shares of our common stock. The repurchase program is expected to be funded by using our existing cash, cash equivalents, marketable securities and future cash flows. Under the repurchase program, at management’s discretion, we may repurchase shares on the open market from time to time, in privately negotiated transactions or block transactions, or through an accelerated repurchase agreement. The timing of such repurchases depends on availability of shares, price, market conditions, alternative uses of capital, and applicable regulatory requirements. The program may be modified, suspended or terminated at any time without prior notice. The repurchase program has a duration of one year. Under the 2018 Credit Agreement, we may not repurchase more than $5.0 million of shares before October 31, 2021 without appropriate consent. As of June 30, 2020, we had repurchased 150,272 shares of our common stock in open market transactions at a cost of approximately $1.7 million. As of June 30, 2020, 849,728 shares of our common stock remain available for repurchase under the program. During the three months ended June 30, 2020, we did not repurchase any shares of common stock in open market transactions.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2020, the end of the period covered by this interim report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2020.

Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated changes in our internal control over financial reporting that occurred during the second quarter of 2020. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer did not identify any change in our internal control over financial reporting during the second quarter of 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

This section augments and updates the risk factors disclosed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2019, or the Annual Report. The following risk factors supersede the risks described in the Annual Report.
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

We recorded substantial losses from continuing operations in the six months ended June 30, 2020 and the years ended December 31, 2019, 2018 and 2017. We expect to incur substantial losses in the near future as we confront the impact of the COVID-19 pandemic on our business, as we continue to bear the expenses of maintaining two satellite networks during the transition of our mini-VSAT customers from our legacy network to our HTS network, as we increase satellite capacity to handle our growing subscriber base, as we continue to shift our business from a model based primarily on product sales to a model based primarily on recurring revenue, and as we continue to invest in research and development to improve our existing products and develop new products, including our photonic chip-based fiber optic gyro. In upcoming quarters, we expect to invest substantially in the development of our photonic chip-based fiber optic gyro in an effort to take advantage of opportunities we may have in the autonomous vehicle and other markets. We expect that, as we increase our investments in these and other areas, including, for example, our Internet of Things (IoT) product, our losses will grow. Moreover, the sale of our profitable Videotel business in May 2019 has complicated our ability to reduce our losses and regain profitability. Although the sale of the Videotel business generated substantial proceeds that enabled us to reduce our indebtedness, the net proceeds from the sale will allow us to continue to incur significant operating losses for only a limited period of time. In order to regain profitability, we must successfully complete the transition of our mini-VSAT customers to our HTS network and continue to introduce new and improved products in order to maintain and improve our competitive position and generate revenue. Our inability to accomplish any of these goals could have a material adverse effect on our revenues, profitability and cash flow, and we cannot assure you when, or whether, we will regain profitability.

We expect that our AgilePlans pricing model for our mini-VSAT broadband business will continue to adversely affect our revenues at least in the short term.

In April 2017, we launched AgilePlans, our all-inclusive connectivity-as-a-service, or CaaS, usage-based pricing model for our mini-VSAT broadband service. Under this CaaS model, we charge subscribers a monthly fee for satellite communication hardware, shipping and installation, maintenance and support, airtime and voice services, a service management portal and certain basic content services. AgilePlans customers do not make long-term commitments and can cancel their AgilePlans subscription service at any time. In 2019 and the six months ended June 30, 2020, AgilePlans revenue comprised 10% and 16% of our total revenue, respectively. Under this model, we retain ownership of our satellite equipment and do not sell it to subscribers; accordingly, to the extent that customers continue to adopt this subscription model, our revenues from product sales will continue to decline, and our provision of this equipment to subscribers will continue to increase our capital expenditures, which over time will increase our operating expenses as we depreciate these assets. Similarly, revenues from other services included in the plans, which have previously been sold separately, will also decline. In May 2019, we sold our Videotel business and the services offered by the Videotel business have historically been included in our AgilePlans programs. Although we retained the right to continue to offer Videotel services as a part of our AgilePlans programs for a period of time, any discontinuation of the Videotel services may reduce the attractiveness of our AgilePlans programs. Although our goal with the AgilePlans pricing model is to increase the number of subscribers and thereby increase our overall mobile connectivity revenues, the pricing model is still relatively untested and may have unanticipated consequences for our business if adopted on a large scale. There can be no assurance that customers will continue to adopt the AgilePlans pricing model or that revenues from our AgilePlans will offset the loss of other revenue and increase our overall mobile connectivity revenues. Accordingly, an expansion of the AgilePlans pricing model may continue to lead to lower overall revenues in our mobile connectivity segment on either a short-term or long-term basis. Further, because we retain ownership of the satellite communications equipment provided to subscribers under the AgilePlans, we may incur increased costs, including write-offs seeking to recover equipment from any customers who may default on payment or transition to another service. Adoption of the same or similar pricing models by competitors may lead to significant price competition, which could also adversely affect our revenues.

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

Generally accepted accounting principles in the United States, or U.S. GAAP, are subject to modification and interpretation by the Financial Accounting Standards Board, or the FASB, the SEC, and other bodies formed to promulgate and interpret accounting principles. For example, in May 2014, the FASB issued Accounting Standards Codification Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), which substantially revised revenue recognition guidance under U.S. GAAP. We implemented this new revenue standard in the first quarter of 2018. The adoption of this new standard is having a material impact on our consolidated interim financial statements, including delays in recognition of revenue for certain mini-VSAT Broadband services and hardware contracts and balance sheet impacts relating to accounts receivable, contract assets and contract liabilities. These or other changes in accounting principles are adversely affecting our reported financial results, including a meaningful increase to our accumulated deficit upon adoption. Moreover, our system of internal controls was originally designed to address previous standards for revenue recognition (Topic 605), and the relatively minor modifications we have made to our internal controls to address the new standard may be insufficient to implement the new standard accurately or in full. In the third quarter of 2019, we identified an error relating to our treatment of sales-type leases of our marine mobile communications products, under which we had generally deferred recognition of product revenue and associated product costs rather than recognizing those items upon shipment. Although we determined that this error was immaterial to our interim financial statements, it is possible that our interim financial statements contain other errors that, if identified, would be material. Any insufficiencies or errors in implementation could lead to mistakes in, or delays in filing, our consolidated interim financial statements as well as deficiencies or weaknesses in our internal control over financial reporting and our disclosure controls and procedures, any of which could lead to additional accounting, legal and other expenses, potential restatements, loss of investor confidence, enforcement actions by governmental authorities, securities class actions and other adverse consequences.

Our revenues and results of operations have been and may continue to be adversely impacted by economic turmoil in the markets we serve, political events, macroeconomic conditions, credit tightening and associated declines in consumer and enterprise spending.

Economic conditions in the various geographic markets we serve have experienced significant turmoil over the last several years, including downturns related to the COVID-19 pandemic, slow economic activity, tight credit markets, inflation and deflation concerns, low consumer confidence, limited capital spending, adverse business conditions, war and refugee crises in the Middle East and Europe, terrorist attacks, the anticipated departure of the United Kingdom from the European Union, leadership transitions in the United Kingdom, the changes in government priorities, trade wars, a government shutdown, gridlock from a divided Congress, and liquidity concerns. These factors vary in intensity by region. These conditions can make it difficult for businesses, governments and consumers to accurately forecast and plan future activities. Many governments, including the US government, are experiencing significant deficits that have caused and may continue to cause them to curtail spending significantly and/or reallocate funds away from defense programs. There can be no assurances that government programs to improve economic conditions will be effective. As a result of these and other factors, customers and government entities could continue to slow or suspend spending on our products and services. We may also incur increased credit losses and need to further increase our allowance for doubtful accounts, which would have a negative impact on our earnings and financial condition.

We cannot predict the timing, duration, or ultimate impact of the turmoil in our markets. We expect our business to continue to be adversely impacted by this turmoil to varying degrees and for varying amounts of time, in all our geographic markets.

The recent COVID-19 pandemic may have a material adverse effect on our revenues, results of operations and financial condition.

The COVID-19 pandemic has spread to the United States and other countries in which we, our customers and our suppliers do business. Governments in affected regions have implemented and are continuing to implement extensive safety precautions, including quarantines, travel restrictions, business closures, cancellations of public gatherings and other measures. Other organizations and individuals are taking additional steps to avoid or reduce infection, including limiting travel and implementing work-at-home policies. These measures have significantly disrupted normal business operations both in and outside of affected areas and complying with them has increased certain of our costs. Travel restrictions and safety precautions have also limited our field service engineers from servicing and installing our equipment. Although we are unable to predict the precise impact of the pandemic on our business, our mobile communications business in particular depends to a large extent on travel. The operations of our KVH Media Group have been particularly impacted due in part to the global reduction in travel resulting from the pandemic. We anticipate that, until the pandemic is contained, governmental, individual, business and other organizational measures to limit the spread of the virus will adversely affect our revenues, results of operations and financial condition, perhaps materially. An outbreak of infection in any of our facilities could severely disrupt our operations. We continue to monitor our operations and government recommendations and have made modifications to our operations because of the pandemic. For example, we have generally asked our employees to alter or cancel travel plans involving affected areas. Major industry events have been cancelled, which has adversely affected our ability to meet with existing and potential new customers. This or any other outbreak and any additional preventative or protective actions that may be taken in response to this or any other global health threat or pandemic may result in additional business and/or operational disruption. Our customers’ businesses could be further disrupted, and our revenues could continue to be adversely affected. Additionally, global economic disruptions like the COVID-19 pandemic could negatively impact our supply chain and cause delays in the delivery of raw materials, components and other supplies that we need to conduct our operations. We may be unable to locate replacement materials, components or other supplies, and ongoing delays could reduce sales and adversely affect our revenues and results of operations. The extent to which the pandemic will impact our business will depend on many factors beyond our control, including the speed of contagion, the development and implementation of effective preventative measures and possible treatments, the scope of governmental and other restrictions on travel and other activity, and public reactions to these factors.

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

Oil prices have declined significantly since the peak in 2014. West Texas Intermediate oil prices dropped from a high of more than $107.00 per barrel in June 2014 to a low of less than $17.00 per barrel in April 2020. Customers of our mobile satellite business include offshore support vessel companies that participate in or depend on the offshore oil industry. The cycle of fluctuations in worldwide oil prices has had a significant impact on the financial performance of companies in this sector of the economy, and as a result demand for new products and services has declined severely since 2015 as they have sought to reduce expenditures. The COVID-19 pandemic has significantly reduced travel, which in turn has significantly reduced demand for gasoline and other oil products. In addition, we have experienced a higher customer churn rate primarily attributed to customers that operate in this sector, where the sale, decommissioning, or laying up of vessels has led to a higher rate of airtime plan terminations and suspensions. These trends could continue to limit or reduce demand for our mobile connectivity products and services from companies in this sector, which could continue to adversely affect our revenues and profitability.

Our financial performance is impacted by U.S. government contracts, which are subject to uncertain levels of funding and termination.

We have historically sold a substantial portion of our TACNAV and FOG products and services to the U.S. government and its contractors. We are unable to predict the impact on our business of Congressional gridlock, tax reform and government policies, including new expenditures to address the COVID-19 pandemic, which have increased already significant budget deficits and may lead to an overall reduction in federal spending on programs important to our business. A reduction in sales to the U.S. government or its contractors, whether due to lack of funding, for convenience or otherwise, or the occurrence of delays, could negatively impact our results of operations and financial condition.

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

As a result of our mini-VSAT Broadband network infrastructure, our cost of service sales includes certain fixed costs that do not generally vary in proportion with the volume of service sales, and we have almost no ability to reduce these fixed costs in the short term. These fixed costs have increased significantly each year as we have further expanded our network to accommodate additional subscriber demand and/or coverage areas, and we expect that this trend will continue throughout 2020 and beyond, particularly as we expand our HTS network. If sales of our TracPhone V-HTS series products and the mini-VSAT Broadband service, including through our AgilePlans subscription model, do not generate the level of revenue that we expect or if those revenues decline, our service gross margins may continue to decline. As our market share has increased, we have also experienced a general increase in customer termination and suspension rates, compounded by accelerated declines in sales for vessels servicing the oil supply market with some bulk carriers, and lower unit sales of our mobile connectivity hardware, both in the United States and Europe. The failure to improve our mini-VSAT Broadband service gross margins and unit or subscriber sales would have a material adverse effect on our overall profitability.

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

Among the factors that may affect our ability to compete in our markets are the following:

•many of our primary competitors are well-established companies that generally have substantially greater financial, managerial, technical, marketing, personnel and other resources than we do, which help them to compete more effectively in the market for mobile broadband solutions for larger fleets of vessels;
•the infrastructure costs for potential customers to switch from an existing service provider to our service may create disincentives for customers to enter into agreements for our services, even when those services are more attractive or cost-effective;
•many of our primary competitors have well-established and/or growing partner programs, which pose a threat of multiplying their market influence;
•product and service improvements, new product and service developments or price reductions by competitors may weaken customer acceptance of, and reduce demand for, our products and services;
•new technology or market trends may disrupt or displace a need for our products and services;
•our competitors may have access to a broader array of media content than we do, which may cause customers to prefer competitors’ media offerings; and
•our competitors may have lower production costs than we do, which may enable them to compete more aggressively in offering discounts and other promotions.

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

Research and development in our industry is inherently complex and uncertain, and our current and anticipated research and development projects may not achieve the results we seek. For example, we are currently investing in the development of a new, low-cost FOG for the autonomous vehicle market that will satisfy rigorous performance expectations but that can be manufactured at a significantly lower cost than our current FOGs. We plan to invest significantly to substantially accelerate this development program. The autonomous vehicle market is extremely competitive and evolving rapidly, factors that may afford us only a brief window to develop and introduce a competitively priced product before customers make design choices that could limit our opportunities or exclude us from the market altogether. We are also seeking to develop enhancements to our current generation of TACNAV products. As with all development projects, we may encounter unforeseen technical challenges, delays, cost overruns, licensing requirements or other problems that prevent us from achieving our goals, as a result of which we could lose significant market opportunities. Our research and development expenses increased 7% from 2018 to 2019, and increased 6% from the six months ended June 30, 2019 to the six months ended June 30, 2020. The capital resources that we can devote to our research and development efforts may be insufficient to achieve our goals. Our efforts may not result in any viable products or may result in products whose performance, features, price or availability may not be attractive to customers or which we cannot manufacture and sell profitably. As a result, our efforts may not result in products that generate meaningful revenues or earnings in the near term, or at all. We may expend a significant amount of resources in unsuccessful research and development efforts, and any failure to achieve our research and development goals may harm our reputation with customers or otherwise adversely affect our business, financial condition and results of operations.

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

We sell our FOG systems and tactical navigation products and services to U.S. and foreign military and government customers, either directly or as a subcontractor to other contractors. These customers often use a competitive bidding process and have unique purchasing and delivery requirements, which often makes the timing of sales to these customers unpredictable. Factors that affect their purchasing and delivery decisions include:

•increasing budgetary pressures, which may reduce or delay funding for military programs;
•changes in modernization plans for military equipment;
•changes in tactical navigation requirements;
•global conflicts impacting troop deployment, including troop withdrawals;
•priorities for current battlefield operations;
•new military and operational doctrines that affect military equipment needs;
•sales cycles that are long and difficult to predict;
•shifting response time and/or delays in the approval process associated with the export licenses we must obtain prior to the international shipment of certain of our military products;
•delays in military procurement schedules; and
•delays in the testing and acceptance of our products, including delays resulting from changes in customer specifications.

These factors periodically cause substantial fluctuations in sales of our TACNAV and FOG products and services from period to period. For example, TACNAV product sales increased $1.2 million, or 128%, from the six months ended June 30, 2019 to the six months ended June 30, 2020. Similarly, sales of our FOG products increased $0.1 million, or 1%, from the six months ended June 30, 2019 to the six months ended June 30, 2020. In October 2014, we received a $19.0 million TACNAV product and services contract with an international military customer which included program management and engineering services delivered through 2017 and hardware shipments that were completed in the third quarter of 2016. These types of large orders contribute to the unpredictability of our revenues from period to period. Government customers may change defense spending priorities at any time.

Sales of our FOG systems and TACNAV products generally consist of a few large orders, and the delay or cancellation of a single order will substantially reduce our net sales.

KVH products sold to customers in the defense industry are purchased through orders that can generally range in size from several hundred thousand dollars to several million dollars. For example, we received an order for FOG products of $4.0 million in October 2019 and orders for TACNAV products and services of $10.0 million, $6.7 million and $3.5 million in July 2020, September 2019 and April 2017, respectively. Orders of this size are often unpredictable and difficult to replicate. As a result, the delay or cancellation of a single order could materially reduce our net sales and results of operations. We routinely experience repeated and unanticipated delays in defense orders, which make our revenues and operating results less predictable. Because our inertial navigation products typically have relatively higher product gross margins than our mobile connectivity products, the loss of an order for inertial navigation products could have a disproportionately adverse effect on our results of operations.

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

Because of the scope of our foreign sales and foreign operations, we face significant exposure to movements in exchange rates for foreign currencies, particularly the pound sterling and the euro. During 2018 and 2019, the U.S. dollar strengthened slightly against certain foreign currencies, which adversely affected our revenues reported in U.S. dollars and decreased the reported value of our assets in foreign countries. If the U.S. dollar continues to strengthen (as has recently occurred relative to the pound sterling), our revenues denominated in foreign currencies but reported in U.S. dollars, as well as the reported value of our assets in foreign countries, would be commensurately lower.

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

The agreements governing the indebtedness under our secured credit facility subject us to various restrictions on our ability to engage in certain activities, including, among other things, our ability to:

•acquire other businesses or make investments;
•raise additional capital;
•incur other debt or create liens on our assets;
•pay dividends or make distributions;
•prepay indebtedness; and
•merge, dissolve, liquidate, consolidate, or dispose of all or substantially all of our assets.

These restrictions may limit or restrict our cash flow and our ability to pursue business opportunities or strategies that we would otherwise consider to be in our best interests.

Our secured credit facility contains certain financial and other restrictive covenants that we may not satisfy, and that, if not satisfied, could result in the acceleration of any amounts that may be due under our secured credit facility and the limitation of our ability to borrow additional funds in the future.

Although no amount were outstanding under the agreements governing our secured credit facility as of June 30, 2020, the agreements subject us to various financial and other affirmative and negative covenants with which we must comply on an ongoing or periodic basis. These include covenants pertaining to a maximum consolidated leverage ratio and a minimum consolidated fixed charge coverage ratio and covenants requiring the mandatory prepayment of amounts outstanding under the revolver under specified circumstances, including (i) 100% of the net cash proceeds from certain dispositions to the extent not reinvested in our business within a stated period, (ii) 50% of the net cash proceeds from stated equity issuances, and (iii) 100% of the net cash proceeds from certain receipts above certain threshold amounts outside the ordinary course of business. The consolidated leverage ratio may not be greater than 2.50:1.00 and declines to 2.00:1.00 on December 31, 2020. The consolidated fixed charge coverage ratio may not be less than 1.25:1.00. If we violate any of these covenants, any outstanding debt under our secured credit facility could become immediately due and payable, our lenders could proceed against any collateral securing such indebtedness, and our ability to borrow additional funds in the future could be limited or terminated. Alternatively, we could be forced to refinance or renegotiate the terms and conditions of our secured credit facility, including the interest rates, financial and restrictive covenants and security requirements of the secured credit facility, on terms that may be significantly less favorable to us.

An anticipated audit of our Paycheck Protection Program loan may result in, among other things, a determination that we are not entitled to forgiveness of the loan or that we were not entitled to receive the loan, in which case we would have to repay the loan, with interest, and may face penalties and harm to our reputation.

In early May 2020, we received a $6.9 million loan from Bank of America, N.A. under the Paycheck Protection Program of the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act. The loan is described in more detail in Note 10 to the accompanying consolidated interim financial statements. The loan has a term of two years, and upon application to the Small Business Administration, or SBA, all or a portion of the loan may be forgiven, depending on our use of proceeds and other factors. Under the CARES Act, loan forgiveness is available for certain payroll costs, rent payments, mortgage interest and utilities, if stated conditions are met. While we believe we have used the proceeds of the loan for purposes eligible for forgiveness, we cannot provide any assurance that we will be eligible for any loan forgiveness, that we will apply for forgiveness, or that any amount of the loan will be forgiven, in which case we must repay the loan with interest.

The Secretary of the U.S. Department of the Treasury has stated that all Paycheck Protection Program loans over $2.0 million will be audited; accordingly, we expect that our loan and any application we file for forgiveness will be reviewed carefully. In order to apply for the loan, we were required to certify, among other things, that the current economic uncertainty made the loan request necessary to support our ongoing operations. We made this certification in good faith after our management and our Board of Directors reviewed our history of losses, our financial situation, our expectations regarding the impact of the pandemic on our business, and our access to alternative forms of capital, and we believe that we satisfied all eligibility criteria for the loan. The certification we were required to provide did not contain any objective criteria and is subject to interpretation. However, the SBA issued guidance stating that it is unlikely that a public company with substantial market value and access to capital markets would be able to make the required certification in good faith. If, despite our good-faith belief that we satisfied all eligibility requirements for the loan, we are later determined to have been ineligible to receive the loan or to have violated any laws or regulations in connection with the loan, such as the False Claims Act, we may be required to repay the loan in full and may be subject to civil, criminal and administrative penalties. Our receipt of the loan may result in adverse publicity and damage to our reputation, and any review or audit of the loan or any legal claims could consume significant financial and management resources.

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

Our mini-VSAT Broadband service relies on broadband communications technology developed by ViaSat and Intelsat for use with satellite capacity controlled by SES, Eutelsat, Sky Perfect-JSAT, Telesat, Echostar, Intelsat and Star One. Our TracPhone broadband satellite terminals combine our stabilized antenna technology with this third-party mobile broadband technology, including modems, to provide two-way broadband Internet service. This third-party technology is also integrated within the satellite hubs that support this service. Sales of the TracPhone V-HTS series products and our mini-VSAT Broadband service could be disrupted if we fail to receive approval from regulatory authorities to provide our service in the waters of various countries where our customers operate or if there are issues with the availability of the third-party hardware. Moreover, satellite communications technology may continue to evolve, which could reduce the relative attractiveness of the third-party technology we currently offer, and the hardware we use may cease to be compatible with changes in satellite service offerings. As we transition customers to our HTS service over the next several years, we may encounter technological challenges, increased expenses, customer dissatisfaction, inventory obsolescence, interruptions in supply, disruptions in current relationships or arrangements and unforeseen obstacles, any of which could have a material adverse effect on our mobile satellite business, revenues and profitability.

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

Historically, sales to customers outside the United States have accounted for a significant portion of our net sales. We derived 58%, 54% and 57% of our revenues in the six months ended June 30, 2020 and the years ended December 31, 2019 and 2018, respectively, from sales to customers outside the United States. We have foreign sales offices in Denmark, the United Kingdom, Singapore, Hong Kong, Japan, Norway, Cyprus and the Philippines, as well as a subsidiary in Brazil that manages local sales. However, aside from these international sales offices, substantially all of our personnel and operations, particularly for our mobile connectivity equipment business and our inertial navigation business, are located in the United States. Our limited operations in foreign countries may impair our ability to compete successfully in international markets and to meet the service and support needs of our customers in countries where we have little to no infrastructure. We are subject to a number of risks associated with our international business activities, which may increase our costs and require significant management attention. These risks include:

•restrictions on international travel, which may restrict our ability to grow and service our business;
•retaliatory and other tariffs;
•sanctions or other trade restrictions that preclude or restrict doing business with particular foreign governments, companies or individuals;
•technical challenges we may face in adapting our mobile connectivity products to function with different satellite services and technology in use in various regions around the world;
•satisfaction of international regulatory requirements and delays and costs associated with procurement of any necessary licenses or permits;
•the potential unavailability of content licenses covering international waters and foreign locations;
•restrictions on the sale of certain inertial navigation products to foreign military and government customers;
•increased costs of providing customer support in multiple languages;
•increased costs of managing operations that are international in scope;
•potentially adverse tax consequences, including restrictions on the repatriation of earnings;
•protectionist laws and business practices that favor local competitors, which could slow our growth in international markets;
•potentially longer sales cycles, which could slow our revenue growth from international sales;
•potentially longer accounts receivable payment cycles and difficulties in collecting accounts receivable; and
•economic and political instability in some international markets.

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

Our company and our customers can use our services to collect, use and store information, including personal information or other information treated as confidential, regarding the content and manner of usage of our services by them, their employees and maritime crews. Federal, state and foreign governments and agencies have adopted or are proposing new and more stringent laws and regulations regarding the collection, use, storage and transfer of such personal information obtained from consumers and individuals, such as the European Union’s General Data Protection Regulation (“GDPR”), which took effect in May 2018. The costs of compliance with, and other burdens imposed by, such laws and regulations that are applicable to us and the operations of our customers may limit the use and adoption of our services and reduce overall demand. Non-compliance with these laws and regulations could lead to significant remediation expenses, fines, penalties or other regulatory liabilities such as orders or consent decrees that require modifications to our our privacy practices, as well as reputational damage or third-party lawsuits seeking damages or other relief. For example, the GDPR imposes a strict data protection compliance regime with penalties of up to the greater of 2%-4% of worldwide revenue or €10-20 million.

Domestic and international legislative and regulatory initiatives may harm our ability, and the ability of our customers, to process, handle, store, use and transmit information, including personal information or other information treated as confidential, which could reduce demand for some of our services, increase our costs and force us to change our business practices. For example, the recent invalidation of the Privacy Shield may affect our ability to collect, use and transfer personal information of EU individuals outside of the EU. These laws and regulations are still evolving, are likely to be in flux and may be subject to uncertain interpretation for the foreseeable future. Our business also could be harmed if legislation or regulations are adopted, interpreted or implemented in a manner that is inconsistent from country to country or inconsistent with our current policies and practices or those of our customers. In addition, although foreign data protection, privacy, and consumer protection laws and regulations, such as the GDPR, are often more stringent than those currently in effect in the United States, privacy restrictions in the United States could equal or exceed those under the GDPR in the future.

Acquisitions may disrupt our operations or adversely affect our results.

We evaluate strategic acquisition opportunities to acquire other businesses as they arise. The expenses we incur evaluating and pursuing these and other such acquisitions could have a material adverse effect on our results of operations. If we acquire a business, we may be unable to manage it profitably or successfully integrate its operations with our own. Moreover, we may be unable to realize the strategic, financial, operational and other benefits we anticipate from any acquisition, and any acquisition may increase our overall operating expenses, including expenses we may incur to complete acquired research and development programs. Competition for acquisition opportunities could increase the price we pay for businesses we acquire and could reduce the number of potential acquisition targets. Further, our approach to acquisitions may involve a number of special financial and business risks, such as:

•entry into new and unfamiliar lines of business or markets, which may present challenges or risks that we did not anticipate;
•entry into new or unfamiliar geographic regions, including exposure to additional tax and regulatory regimes;
•increased expenses associated with the amortization of acquired intangible assets;
•increased exposure to fluctuations in foreign currency exchange rates;
•charges related to any potential acquisition from which we may withdraw;
•diversion of our management’s time, attention, and resources;
•loss of key acquired personnel;
•increased costs to improve or coordinate managerial, operational, financial, and administrative systems, including compliance with the Sarbanes-Oxley Act of 2002;
•dilutive issuances of equity securities;
•the assumption of legal liabilities; and
•losses arising from impairment charges associated with goodwill or intangible assets.

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

We have previously expanded our operations to pursue existing and potential market opportunities, and we are continuing to expand our international operations. For example, we expanded our service offerings through acquisitions in 2014 and in 2013. This growth placed a strain on our personnel, management, financial and other resources and increased our operating expenses. If any portion of our business grows more rapidly than we anticipate and we fail to manage that growth properly, we may incur unnecessary expenses, and the efficiency of our operations may decline. If we are unable to adjust our operating expenses on a timely basis in response to changes in revenue cycles, our results of operations may be harmed. To manage changes in our rate of growth effectively, we must, among other things:

•match our manufacturing facilities and capacity to demand for our products and services in a timely manner;
•secure appropriate satellite capacity to match changes in demand for airtime services in a timely manner;
•successfully attract, train, motivate and manage appropriate numbers of employees for manufacturing, sales, marketing and customer support activities;
•effectively manage our inventory and working capital;
•maintain the efficiencies within our operating, administrative, financial and accounting systems; and
•ensure that our procedures and internal controls are revised and updated to remain appropriate for the size and scale of our business operations.

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

We are highly dependent on information technology networks and systems, including the Internet, and third-party systems, to securely process, transmit and store electronic information, including personal information of our customers. We also retain sensitive data, including intellectual property, proprietary business information, personally identifiable information, credit card information, and usage data of our employees and customers on our computer networks. and those of third parties. Although we take certain protective measures and endeavor to modify them as we believe circumstances warrant, invasive technologies and techniques continue to evolve rapidly, and increasingly sophisticated hacking organizations are targeting business systems. As a result, the computer systems, software and networks that we use are vulnerable to disruption, shutdown, unauthorized access, misuse, erasure, alteration, employee error, phishing, computer viruses, ransomware or other malicious code, and other events that could have a security impact. The protective measures on which we rely may be inadequate to detect future cybersecurity breaches or determine the extent of any breach, and there can be no assurance that undetected breaches have not already occurred. Any security breach may compromise information stored on networks we use and may result in significant data losses or theft of our, our customers', our business partners' or our employees' sensitive information. Public reports suggest that cybersecurity incidents are happening more often and with increasingly severe consequences. We may be required to expend substantial additional resources to augment our efforts to address potential cybersecurity risks, which could adversely affect our results of operations and which may not be successful.

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

We have at times experienced significant fluctuations in our net sales and results of operations from one quarter to the next. Our future net sales and results of operations could vary significantly from quarter to quarter due to a number of factors, many of which are outside our control. Accordingly, you should not rely on quarter-to-quarter comparisons of our results of operations as an indication of future performance. It is possible that our net sales or results of operations in a quarter will fall below the expectations of securities analysts or investors. If this occurs, the market price of our common stock could fall significantly. Our results of operations in any quarter can fluctuate for many reasons, including:

•the impact of the COVID-19 pandemic on our business and the businesses of our customers, vendors and suppliers;
•changes in demand for our mobile connectivity and inertial navigation products and services, including as a result of our AgilePlans;
•the timing and size of individual orders from military customers, which may be delayed or canceled for various reasons;
•the mix of products and services we sell, including the mix of fixed rate and metered contracts for airtime services;
•our ability to manufacture, test and deliver products in a timely and cost-effective manner, including the availability and timely delivery of components and subassemblies from our suppliers;
•our success in winning competitions for orders;
•the timing of new product introductions by us or our competitors;
•the scope and success of our investments in research and development;
•expenses incurred in pursuing acquisitions and investments;
•expenses incurred in expanding, maintaining, or improving our mini-VSAT Broadband network;
•market and competitive pricing pressures;
•unanticipated charges or expenses, such as increases in warranty claims;
•general economic climate; and
•seasonality of pleasure boat and recreational vehicle usage.

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

Our stock price has historically been volatile. During the period from January 1, 2017 to June 30, 2020, the trading price of our common stock ranged from $6.36 to $14.15. Many factors may cause the market price of our common stock to fluctuate, including:

•variations in our quarterly results of operations;
•the introduction of new products and services by us or our competitors;
•changing needs of military customers;
•changes in estimates of our performance or recommendations by securities analysts;
•the hiring or departure of key personnel;
•acquisitions or strategic alliances involving us or our competitors;
•market conditions in our industries; and
•the global macroeconomic and geopolitical environment.

In addition, the stock market can experience extreme price and volume fluctuations. Major stock market indices experienced dramatic declines in 2008, the first quarter of 2009, January 2016, the fourth quarter of 2018 and the first quarter of 2020. The most recent decline, in March 2020, appears to have been a response to the impact of the COVID-19 pandemic on the global economy. These fluctuations are often unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the market price of our common stock. When the market price of a company’s stock drops significantly, stockholders often institute securities litigation against that company. Any such litigation could cause us to incur significant expenses defending against the claim, divert the time and attention of our management and result in significant damages.

We may have exposure to additional tax liabilities, which could negatively impact our income tax expense, net income and cash flow.

We are subject to income and other taxes in both the U.S. and the foreign jurisdictions in which we currently operate. The determination of our worldwide provision for income taxes and current and deferred tax assets and liabilities requires significant judgment and estimation. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. We are subject to regular review and audit by both domestic and foreign tax authorities and to the prospective and retrospective effects of changing tax regulations and legislation. Although we believe our tax estimates are reasonable, the ultimate tax outcome may materially differ from the tax amounts recorded in our consolidated interim financial statements and may materially affect our income tax benefit or expense, net loss or income, and cash flows in the period in which such determination is made. As of June 30, 2020, we had liabilities for uncertain tax positions of $0.6 million.

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

As a global company, we are subject to taxation in numerous countries, states and other jurisdictions. As a result, our effective tax rate is based on the tax rates in effect where we operate. In preparing our interim financial statements, we estimate the amount of tax that will become payable in each jurisdiction. Our effective tax rate may vary as a result of numerous factors, including changes in the mix of our profitability from jurisdiction to jurisdiction, the results of examinations and audits of our tax filings, whether we secure or sustain acceptable arrangements with tax authorities, adjustments to the value of our uncertain tax positions, changes in accounting for income taxes and changes in tax laws, including the 2017 Tax Cuts and Jobs Act, or the 2017 Tax Act. Any of these factors could cause us to experience an effective tax rate significantly different from previous periods or our current expectations.

The 2017 Tax Act made significant changes to the U.S. corporate income tax system. These changes include a federal statutory corporate income tax rate reduction from 35% to 21%, the elimination or reduction of certain domestic deductions and credits, and limitations on the deductibility of interest expense and executive compensation. The 2017 Tax Act also transitions taxation of earnings from a worldwide system to a modified territorial system and includes base erosion prevention measures on non-U.S. earnings, which subjects certain earnings of our foreign subsidiaries to U.S. taxation as global intangible low-taxed income, or GILTI. Both recently issued and future U.S. Treasury regulations, administrative interpretations or court decisions interpreting the 2017 Tax Act may require further adjustments and changes in our estimates, which could have a material adverse effect on our business, results of operations or financial conditions. In addition, there is substantial uncertainty regarding the application of many of the provisions of the 2017 Tax Act and related U.S. Treasury regulations, and the positions we take may later be challenged by tax authorities, which could lead to additional taxes, penalties and interest and, if material, might require us to revise or restate our consolidated interim financial statements. Moreover, the 2017 Tax Act and related regulations and interpretations require us to perform new, complex computations, make significant judgments and estimates, and prepare and analyze information not previously relevant or regularly produced. Our information management systems and related processes may require modifications in order to collect and process necessary information. We may be unable to make necessary modifications in a timely or effective manner, which could result in the miscalculation of our tax obligations.

In June 2019, the U.S. Court of Appeals for the Ninth Circuit overturned the 2015 U.S. tax court decision in Altera Corp. v. Commissioner. The court’s opinion upheld U.S. Treasury regulations requiring the inclusion of stock-based compensation costs under cost-sharing agreements. Based on our preliminary analysis, we believe the impact of the court’s decision would not have a material impact on our consolidated interim financial statements. However, additional changes to precedent or applicable law on this point could impact our interim financial statements or operations.

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

Our certificate of incorporation, by-laws and Delaware law contain provisions that could have an anti-takeover effect and discourage, delay or prevent a change in control or an acquisition that many stockholders may find attractive. These provisions may also discourage proxy contests and make it more difficult for our stockholders to take some corporate actions, including the election of directors. These provisions relate to:

•the ability of our Board of Directors to issue preferred stock, and determine its terms, without a stockholder vote;
•the classification of our Board of Directors, which effectively prevents stockholders from electing a majority of the directors at any one annual meeting of stockholders;
•the limitation that directors may be removed only for cause by the affirmative vote of the holders of two-thirds of our shares of capital stock entitled to vote;
•the prohibition against stockholder actions by written consent;
•the inability of stockholders to call a special meeting of stockholders; and
•advance notice requirements for stockholder proposals and director nominations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 4, 2019, our Board of Directors authorized a share repurchase program pursuant to which we may purchase up to one million shares of our common stock. We did not repurchase any shares of our common stock under the repurchase program during the three months ended June 30, 2020. As of June 30, 2020, 849,728 shares of our common stock remain available for repurchase under the program. The repurchase program is expected to be funded by using our existing cash, cash equivalents, marketable securities and future cash flows. Under the repurchase program, at management’s discretion, we may repurchase shares on the open market from time to time, in privately negotiated transactions or block transactions, or through an accelerated repurchase agreement. The timing of such repurchases depends on availability of shares, price, market conditions, alternative uses of capital, and applicable regulatory requirements. The program may be modified, suspended or terminated at any time without prior notice. The repurchase program has a duration of one year. Under our 2018 Credit Agreement, we may not repurchase more than $5.0 million shares before October 31, 2021 without appropriate consent. There were no other repurchase programs outstanding during the three months ended June 30, 2020, and no repurchase programs expired that period.

During the three months ended June 30, 2020, no vested restricted shares were surrendered to us in satisfaction of tax withholding obligations.

ITEM 6. EXHIBITS
Exhibits:

Exhibit No.	Description	Filed with this Form 10-Q	Incorporated by Reference
			Form	Filing Date	Exhibit No.
3.1	Amended and Restated Certificate of Incorporation, as amended		10-Q	August 6, 2010	3.1

3.2	Amended and Restated Bylaws		10-Q	November 1, 2017	3.2

4.1	Specimen certificate for the common stock		10-K	March 2, 2018	4.1

10.1	Cooperation Agreement, dated as of April 8, 2020, by and among KVH Industries, Inc., Vintage Capital Management, LLC, and Kahn Capital Management, LLC		8-K	April 9, 2020	10.1

10.2	Promissory Note dated as of May 1, 2020 and executed on May 3, 2020 by KVH Industries, Inc., in favor of Bank of America, N.A.		8-K	May 6, 2020	10.1

10.3	First Amendment to Amended and Restated Credit Agreement as of July 30, 2020 by and among KVH Industries, Inc., Bank of America, N.A., and The Washington Trust Company	X

31.1	Rule 13a-14(a)/15d-14(a) certification of principal executive officer	X

31.2	Rule 13a-14(a)/15d-14(a) certification of principal financial officer	X

32.1	Section 1350 certification of principal executive officer and principal financial officer	X

101
The following financial information from KVH Industries, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets (unaudited), (ii) the Consolidated Statements of Operations (unaudited), (iii) the Consolidated Statements of Comprehensive (Loss) Income (unaudited), (iv) the Consolidated Statement of Stockholders' Equity (unaudited), (v) the Consolidated Statements of Cash Flows (unaudited), and (vi) the Notes to Consolidated Interim Financial Statements (unaudited).
		X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 31, 2020

KVH Industries, Inc.

By:	/s/ DONALD W. REILLY
Donald W. Reilly
(Duly Authorized Officer and Chief Financial Officer)