Form 10-Q
period 2020-09-30
KVH INDUSTRIES INC \DE\
filed 2020-10-29
CIK 1007587

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2020
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Date	Class	Outstanding shares
October 26, 2020	Common Stock, par value $0.01 per share	18,302,659

KVH INDUSTRIES, INC. AND SUBSIDIARIES
Form 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1.    Interim Financial Statements
KVH INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30, 2020	December 31, 2019
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$18,149	$18,365
Marketable securities	22,502	29,907
Accounts receivable, net of allowance for doubtful accounts of $1,821 and $1,589 as of September 30, 2020 and December 31, 2019, respectively	31,495	32,891
Inventories, net	24,663	23,465
Prepaid expenses and other current assets	3,394	3,188
Current contract assets	1,323	1,458
Total current assets	101,526	109,274
Property and equipment, net	55,884	53,584
Intangible assets, net	4,138	4,943
Goodwill	15,146	15,408
Right of use asset operating lease	3,858	6,286
Other non-current assets	7,859	6,443
Non-current contract assets	2,780	3,408
Non-current deferred income tax asset	35	45
Total assets	$191,226	$199,391
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,361	$15,031
Accrued compensation and employee-related expenses	7,189	5,637
Accrued other	8,167	7,733
Accrued product warranty costs	2,133	2,194
Current portion of long-term debt	3,836	—
Contract liabilities	4,170	4,443
Current operating lease liability	1,316	2,831
Liability for uncertain tax positions	561	521
Total current liabilities	38,733	38,390
Other long-term liabilities	829	1,292
Long-term operating lease liability	2,580	3,482
Long-term contract liabilities	4,781	5,476
Long-term debt, excluding current portion	3,091	—
Non-current deferred income tax liability	760	762
Total liabilities	$50,774	$49,402
Commitments and contingencies (Notes 2, 10, 12, and 19)
Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 1,000,000 shares; none issued	—	—
Common stock, $0.01 par value. Authorized 30,000,000 shares; 19,735,353 and 19,398,699 shares issued at September 30, 2020 and December 31, 2019, respectively; and 18,302,659 and 18,001,261 shares outstanding at September 30, 2020 and December 31, 2019, respectively	197	194
Additional paid-in capital	147,146	144,485
Retained earnings	9,235	19,538
Accumulated other comprehensive loss	(4,275)	(2,767)
	152,303	161,450
Less: treasury stock at cost, common stock, 1,432,694 and 1,397,438 shares as of September 30, 2020 and December 31, 2019, respectively	(11,851)	(11,461)
Total stockholders’ equity	140,452	149,989
Total liabilities and stockholders’ equity	$191,226	$199,391
See accompanying Notes to Unaudited Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except earnings per share amounts, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Sales:
Product	$16,650	$14,808	$43,693	$43,212
Service	24,462	24,503	70,913	72,205
Net sales	41,112	39,311	114,606	115,417
Costs and expenses:
Costs of product sales	10,422	10,823	29,612	31,756
Costs of service sales	14,875	15,029	44,448	45,781
Research and development	3,548	4,327	11,701	11,993
Sales, marketing and support	6,931	7,717	22,426	24,700
General and administrative	5,839	6,273	18,006	18,958
Total costs and expenses	41,615	44,169	126,193	133,188
Loss from operations	(503)	(4,858)	(11,587)	(17,771)
Interest income	229	451	759	1,626
Interest expense	2	73	9	1,016
Other (expense) income, net	(370)	680	971	922
Loss from continuing operations before income tax (benefit) expense	(646)	(3,800)	(9,866)	(16,239)
Income tax (benefit) expense	(109)	(492)	437	(3,140)
Net loss from continuing operations	$(537)	$(3,308)	$(10,303)	$(13,099)

(Loss) income from discontinued operations, net of tax	—	(1,036)	—	49,837
Net (loss) income	$(537)	$(4,344)	$(10,303)	$36,738

Net loss from continuing operations per common share
Basic and diluted	$(0.03)	$(0.19)	$(0.58)	$(0.75)
Net (loss) income from discontinued operations per common share
Basic and diluted	$0.00	$(0.06)	$0.00	$2.86
Net (loss) income per common share
Basic and diluted	$(0.03)	$(0.25)	$(0.58)	$2.11
Weighted average number of common shares outstanding:
Basic and diluted	17,723	17,521	17,634	17,429

See accompanying Notes to Unaudited Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net (loss) income	$(537)	$(4,344)	$(10,303)	$36,738
Other comprehensive income (loss), net of tax:
Unrealized loss on available-for-sale securities	(1)	—	(1)	—
Foreign currency translation adjustment	1,103	(1,109)	(1,507)	10,122
Unrealized gain on derivative instruments, net	—	—	—	11
Other comprehensive income (loss), net of tax(1)	1,102	(1,109)	(1,508)	10,133
Total comprehensive income (loss)	$565	$(5,453)	$(11,811)	$46,871
(1) Tax impact was nominal for all periods.

See accompanying Notes to Unaudited Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance at June 30, 2020	19,445	$194	$146,250	$9,772	$(5,377)	(1,433)	$(11,851)	$138,988
Net loss	—	—	—	(537)	—	—	—	(537)
Other comprehensive income	—	—	—	—	1,102	—	—	1,102
Stock-based compensation	—	—	912	—	—	—	—	912
Exercise of stock options and issuance of restricted stock awards, net of forfeitures	290	3	(16)	—	—	—	—	(13)
Balance at September 30, 2020	19,735	$197	$147,146	$9,235	$(4,275)	(1,433)	$(11,851)	$140,452

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2019	19,399	$194	$144,485	$19,538	$(2,767)	(1,397)	$(11,461)	$149,989
Net loss	—	—	—	(10,303)	—	—	—	(10,303)
Other comprehensive loss	—	—	—	—	(1,508)	—	—	(1,508)
Stock-based compensation	—	—	2,459	—	—	—	—	2,459
Issuance of common stock under employee stock purchase plan	20	—	156	—	—	—	—	156
Acquisition of treasury stock	—	—	—	—	—	(36)	(390)	(390)
Exercise of stock options and issuance of restricted stock awards, net of forfeitures	316	3	46	—	—	—	—	49
Balance at September 30, 2020	19,735	$197	$147,146	$9,235	$(4,275)	(1,433)	$(11,851)	$140,452

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance at June 30, 2019	19,320	$193	$141,856	$27,365	$(3,489)	(1,282)	$(10,164)	$155,761
Net loss	—	—	—	(4,344)	—	—	—	(4,344)
Other comprehensive loss	—	—	—	—	(1,109)	—	—	(1,109)
Stock-based compensation	—	—	1,112	—	—	—	—	1,112
Issuance of common stock under employee stock purchase plan	22	—	196	—	—	—	—	196
Exercise of stock options and issuance of restricted stock awards, net of forfeitures	39	1	50	—	—	—	—	51
Balance at September 30, 2019	19,381	$194	$143,214	$23,021	$(4,598)	(1,282)	$(10,164)	$151,667

	Common Stock		Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2018	19,026	$190	$139,617	$(15,397)	$(14,731)	(1,282)	$(10,164)	$99,515
Net income	—	—	—	36,738	—	—	—	36,738
Other comprehensive income	—	—	—	—	10,133	—	—	10,133
ASC 606 correction	—	—	—	1,680	—	—	—	1,680
Stock-based compensation	—	—	3,019	—	—	—	—	3,019
Issuance of common stock under employee stock purchase plan	45	—	414	—	—	—	—	414
Exercise of stock options and issuance of restricted stock awards, net of forfeitures	310	4	164	—	—	—	—	168
Balance at September 30, 2019	19,381	$194	$143,214	$23,021	$(4,598)	(1,282)	$(10,164)	$151,667
See accompanying Notes to Unaudited Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Nine Months Ended
	September 30,
	2020	2019
Cash flows from operating activities:
Net (loss) income	$(10,303)	$36,738
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Provision for doubtful accounts	490	(28)
Depreciation and amortization	8,277	8,893
Deferred income taxes	—	8
Loss on disposals of fixed assets	488	164
Gain on sale of Videotel	—	(53,701)
Compensation expense related to stock-based awards and employee stock purchase plan	2,459	3,019
Unrealized currency translation gain	(492)	(799)
Changes in operating assets and liabilities:
Accounts receivable	852	(1,637)
Inventories	(1,198)	(2,412)
Prepaid expenses, other current assets, and current contract assets	(88)	(235)
Other non-current assets and non-current contract assets	(776)	(729)
Accounts payable	(3,391)	(2,331)
Contract liabilities and long-term contract liabilities	(937)	2,229
Accrued compensation, product warranty and other	1,686	(612)
Other long-term liabilities	5	(17)
Net cash used in operating activities	$(2,928)	$(11,450)
Cash flows from investing activities:
Capital expenditures	(10,206)	(9,335)
Cash paid for acquisition of intangible asset	(58)	(71)
Proceeds from sale of fixed assets	6	103
Proceeds from sale of Videotel, net of cash sold	—	88,447
Purchases of marketable securities	(6,095)	(50,300)
Maturities and sales of marketable securities	13,500	4,000
Net cash (used in) provided by investing activities	$(2,853)	$32,844
Cash flows from financing activities:
Repayments of mortgage loan	—	(2,597)
Proceeds from PPP loan	6,927	—
Repayments of term note borrowings	—	(21,938)
Repayments of line of credit borrowings	—	(15,000)
Proceeds from line of credit borrowings	—	10,000
Proceeds from stock options exercised and employee stock purchase plan	207	558
Repurchase of common stock	(390)	—
Payment of finance lease	(468)	(457)
Net cash provided by (used in) financing activities	$6,276	$(29,434)
Effect of exchange rate changes on cash and cash equivalents	(711)	(767)
Net decrease in cash and cash equivalents	(216)	(8,807)
Cash and cash equivalents at beginning of period	18,365	18,050
Cash and cash equivalents at end of period	$18,149	$9,243
Supplemental disclosure of non-cash investing activities:
Changes in accrued other and accounts payable related to property and equipment additions	$265	$86
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

KVH’s mobile connectivity products enable customers to receive voice and Internet services, and live digital television via satellite services in marine vessels, recreational vehicles, buses and automobiles. KVH sells its mobile connectivity products through an extensive international network of dealers and distributors. KVH also sells and leases products directly to end users.

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

The consolidated interim financial statements have not been audited by the Company’s independent registered public accounting firm and include all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations, and cash flows for the periods presented. These consolidated interim financial statements do not include all disclosures associated with annual financial statements and accordingly should be read in conjunction with the Company’s consolidated financial statements and related notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2019 filed on February 28, 2020 with the Securities and Exchange Commission. The results for the three and nine months ended September 30, 2020 are not necessarily indicative of operating results for the remainder of the year.

Significant Estimates and Assumptions and Other Significant Non-Recurring Transactions

The preparation of interim financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the interim financial statements and the reported amounts of sales and expenses during the reporting periods. As described in the Company’s annual report on Form 10-K, the most significant estimates and assumptions by management affect the Company’s revenue recognition, valuation of accounts receivable, valuation of inventory, expected future cash flows including growth rates, discount rates, terminal values and other assumptions and estimates used to evaluate the recoverability of long-lived assets and goodwill, estimated fair values of long-lived assets, including goodwill, amortization methods and periods, certain accrued expenses and other related charges, stock-based compensation, contingent liabilities, forfeitures and key valuation assumptions for its share-based awards, estimated fulfillment costs for warranty obligations, tax reserves and recoverability of the Company’s net deferred tax assets and related valuation allowance, and the valuation of right-of-use assets and lease liabilities. The Company has reviewed these estimates and determined that these remain the most significant estimates for the nine months ended September 30, 2020.

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

During the third quarter of 2019, the Company identified an out-of-period immaterial error related to the implementation and application of ASC 606 with respect to the recognition of revenue associated with sales-type leases, which impacted our September 30, 2019 consolidated interim financial statements. Please see Note 16 for further discussion.

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

In May 2019, the FASB issued ASC Update No. 2019-04, Codification Improvements: Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815) and Financial Instruments (Topic 825). This update introduced clarifications of the Board’s intent with respect to accrued interest, the transfer between classifications or categories for loans and debt securities, recoveries, reinsurance recoverables, projections of interest rate environments for variable-rate financial instruments, costs to sell when foreclosure is probable, consideration of expected prepayments when determining the effective interest rate, vintage disclosures, and extension and renewal options.

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

In November 2019, the FASB issued ASC Update No. 2019-11, Codification Improvements: Financial Instruments – Credit Losses (Topic 326). The purpose of Update No. 2019-11 is to clarify the scope of the recovery guidance to purchased financial assets with credit deterioration. For entities that have not yet adopted the amendments in Update 2016-13 as of the issuance date of this Update, the effective dates and transition requirements for the amendments are the same as the effective dates and transition requirements in Update 2016-13.

In February 2020, the FASB issued ASC Update No. 2020-02, Financial Instruments – Credit Losses (Topic 326) and Leases (Topic 842). The purpose of Update No. 2020-02 is to amend SEC paragraphs in the ASC that describe SEC guidance or SEC staff views that the Financial Accounting Standards Board (FASB) includes as a convenience to Codification users.

As a current smaller reporting entity, the effective date will be the fiscal year beginning after December 15, 2022. The adoption of Update Nos. 2016-13, 2018-19, 2019-04, 2019-05, 2019-10, 2019-11 and 2020-02 are not expected to have a material impact on the Company's financial position or results of operations.

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

(4)    Marketable Securities

Marketable securities as of September 30, 2020 and December 31, 2019 consisted of the following:

September 30, 2020	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market mutual funds	$7,507	$—	$—	$7,507
United States treasuries	14,996	—	(1)	14,995
Total marketable securities designated as available-for-sale	$22,503	$—	$(1)	$22,502

December 31, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market mutual funds	$29,907	$—	$—	$29,907
Total marketable securities designated as available-for-sale	$29,907	$—	$—	$29,907

The effective maturity date of the United States treasuries is less than one year.

Interest income from marketable securities was $5 and $267 during the three months ended September 30, 2020 and 2019, respectively, and $132 and $299 during the nine months ended September 30, 2020 and 2019, respectively.

(5)     Stockholder's Equity
(a) Stock Equity and Incentive Plan
The Company recognizes stock-based compensation in accordance with the provisions of ASC Topic 718, Compensation-Stock Compensation. On June 10, 2020, at the Company's 2020 Annual Meeting of Stockholders, the stockholders of the Company approved an amendment and restatement of the Company’s current equity compensation plan to increase the number of shares of common stock reserved for issuance under the plan by 1,800 shares, from 3,000 shares to 4,800 shares (excluding rollover shares). Stock-based compensation expense, excluding compensation charges related to our employee stock purchase plan, or the ESPP, was $899 and $1,093 for the three months ended September 30, 2020 and 2019, respectively, and $2,430 and $2,970 for the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020, there was $3,864 of total unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted-average period of 2.84 years. As of September 30, 2020, there was $4,418 of total unrecognized compensation expense related to restricted stock awards, which is expected to be recognized over a weighted-average period of 2.71 years.

Stock Options

During the three months ended September 30, 2020, no stock options were exercised for common stock. Additionally, during the three months ended September 30, 2020, 654 stock options were granted and 18 stock options expired, were canceled or were forfeited.

During the nine months ended September 30, 2020, 6 stock options were exercised for common stock, $51 of which was delivered to the Company as payment for the exercise price and none of which were surrendered for minimum tax withholding obligations. Additionally, during the nine months ended September 30, 2020, 654 stock options were granted and 124 stock options expired, were canceled or were forfeited. The Company has estimated the fair value of each option grant on the date of grant using the Black-Scholes option-pricing model. The weighted average assumptions utilized to determine the fair value of options granted during the nine months ended September 30, 2020 and 2019 are as follows:

	Nine Months Ended September 30,
	2020	2019
Risk-free interest rate	0.21%	1.91%
Expected volatility	44.03%	36.94%
Expected life (in years)	4.29	4.27
Dividend yield	0%	0%

As of September 30, 2020, there were 2,148 options outstanding with a weighted average exercise price of $9.20 per share and 692 options exercisable with a weighted average exercise price of $9.51 per share.

Restricted Stock

During the three months ended September 30, 2020, 297 shares of restricted stock were granted with a weighted average grant date fair value of $8.13 per share and 7 shares of restricted stock were forfeited. Additionally, during the three months ended September 30, 2020, 14 shares of restricted stock vested, of which no shares of common stock were surrendered to the Company as payment by employees in lieu of cash to satisfy minimum tax withholding obligations in connection with the vesting of restricted stock.

During the nine months ended September 30, 2020, 317 shares of restricted stock were granted with a weighted average grant date fair value of $8.19 per share and 7 shares of restricted stock were forfeited. Additionally, during the nine months ended September 30, 2020, 235 shares of restricted stock vested, of which no shares of common stock were surrendered to the Company as payment by employees in lieu of cash to satisfy minimum tax withholding obligations in connection with the vesting of restricted stock.
As of September 30, 2020, there were 573 shares of restricted stock outstanding that were still subject to service-based vesting conditions.

As of September 30, 2020, the Company had no unvested outstanding options and no outstanding shares of restricted stock that were subject to performance-based or market-based vesting conditions.

(b) Employee Stock Purchase Plan

The Company's Amended and Restated 1996 Employee Stock Purchase Plan (ESPP) affords eligible employees the right to purchase common stock, via payroll deductions, through various offering periods at a purchase price equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. During the three and nine months ended September 30, 2020, 0 and 20 shares were issued under the ESPP plan, respectively. During the three and nine months ended September 30, 2019, 22 and 45 shares were issued under the ESPP plan, respectively. The Company recorded compensation charges related to the ESPP of $13 and $19 for the three months ended September 30, 2020 and 2019, respectively, and $29 and $49 for the nine months ended September 30, 2020 and 2019, respectively.

(c) Stock-Based Compensation Expense
The following table presents stock-based compensation expense, including under the ESPP, in the Company's consolidated statements of operations for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Cost of product sales	$41	$69	$115	$171
Research and development	118	221	408	589
Sales, marketing and support	163	226	456	620
General and administrative	590	596	1,480	1,639
	$912	$1,112	$2,459	$3,019

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

The balances for the three months ended September 30, 2020 and 2019 are as follows:

	Foreign Currency Translation	Unrealized Loss on Available for Sale Marketable Securities	Total Accumulated Other Comprehensive Loss
Balance, June 30, 2020	$(5,377)	$—	$(5,377)
Other comprehensive income (loss)	1,103	(1)	1,102
Net other comprehensive income (loss)	1,103	(1)	1,102
Balance, September 30, 2020	$(4,274)	$(1)	$(4,275)

	Foreign Currency Translation	Total Accumulated Other Comprehensive Loss
Balance, June 30, 2019	$(3,489)	$(3,489)
Other comprehensive loss	(1,109)	(1,109)
Net other comprehensive loss	(1,109)	(1,109)
Balance, September 30, 2019	$(4,598)	$(4,598)

The balances for the nine months ended September 30, 2020 and 2019 are as follows:

	Foreign Currency Translation	Unrealized Loss on Available for Sale Marketable Securities	Total Accumulated Other Comprehensive Loss
Balance, December 31, 2019	$(2,767)	$—	$(2,767)
Other comprehensive loss	(1,507)	(1)	(1,508)
Net other comprehensive loss	(1,507)	(1)	(1,508)
Balance, September 30, 2020	$(4,274)	$(1)	$(4,275)

	Foreign Currency Translation	Interest Rate Swaps	Total Accumulated Other Comprehensive Loss
Balance, December 31, 2018	$(14,720)	$(11)	$(14,731)
Other comprehensive (loss) income before reclassifications	(1,361)	3	(1,358)
Amounts reclassified from AOCI	11,483	8	11,491
Net other comprehensive income	10,122	11	10,133
Balance, September 30, 2019	$(4,598)	$—	$(4,598)

For additional information, see Note 4, "Marketable Securities," and Note 17, "Derivative Instruments and Hedging Activities."

(6)     Net Loss per Common Share

    Basic net loss per share is calculated based on the weighted average number of common shares outstanding during the period. Diluted net loss per share incorporates the dilutive effect of common stock equivalent options, warrants and other convertible securities, if any, as determined with the treasury stock accounting method. For the three and nine months ended September 30, 2020, since there was a net loss from continuing operations, the Company excluded all 1,705 and 1,430, respectively, in outstanding stock options and non-vested restricted shares from its diluted loss per share calculation, as inclusion of these securities would have reduced the net loss per share. For the three and nine months ended September 30, 2019, since there was a net loss from continuing operations, the Company excluded all 1,565 and 1,221, respectively, in outstanding stock options and non-vested restricted shares from its diluted loss per share calculation, as inclusion of these securities would have reduced the net loss per share.

A reconciliation of the basic and diluted weighted average common shares outstanding is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Weighted average common shares outstanding—basic	17,723	17,521	17,634	17,429
Dilutive common shares issuable in connection with stock plans	—	—	—	—
Weighted average common shares outstanding—diluted	17,723	17,521	17,634	17,429

(7)     Inventories

Inventories, net are stated at the lower of cost and net realizable value using the first-in first-out costing method. Inventories as of September 30, 2020 and December 31, 2019 include the costs of material, labor, and factory overhead. Components of inventories consist of the following:

	September 30, 2020	December 31, 2019
Raw materials	$13,613	$12,755
Work in process	3,920	3,117
Finished goods	7,130	7,593
	$24,663	$23,465

(8)     Property and Equipment

Property and equipment, net, as of September 30, 2020 and December 31, 2019 consist of the following:

	September 30, 2020	December 31, 2019
Land	$3,828	$3,828
Building and improvements	24,225	24,172
Leasehold improvements	503	501
Machinery and equipment	18,990	18,022
Revenue-generating assets	54,253	47,010
Office and computer equipment	14,964	14,054
Motor vehicles	31	31
	116,794	107,618
Less accumulated depreciation	(60,910)	(54,034)
	$55,884	$53,584

Depreciation expense was $2,624 and $2,246 for the three months ended September 30, 2020 and 2019, respectively, and $7,537 and $6,453 for the nine months ended September 30, 2020 and 2019, respectively.

Certain revenue-generating hardware assets are utilized by the Company in the delivery of the Company's airtime services, media and other content.

(9)     Product Warranty

The Company’s products carry standard limited warranties that range from one to two years and vary by product. The warranty period begins on the date of retail purchase or lease by the original purchaser. The Company accrues estimated product warranty costs at the time of sale and any additional amounts are recorded when such costs are probable and can be reasonably estimated. Factors that affect the Company’s warranty liability include the number of units sold or leased, historical and anticipated rates of warranty repairs and the cost per repair. Warranty and related costs are reflected within sales, marketing and support in the accompanying consolidated statements of operations. As of September 30, 2020 and December 31, 2019, the Company had accrued product warranty costs of $2,133 and $2,194, respectively.

The following table summarizes product warranty activity during 2020 and 2019:

	Nine Months Ended
	September 30,
	2020	2019
Beginning balance	$2,194	$1,916
Charges to expense	1,039	1,478
Costs incurred	(1,100)	(1,106)
Ending balance	$2,133	$2,288

(10)     Debt

	September 30, 2020	December 31, 2019
PPP loan	$6,927	$—
Total long-term debt	6,927	—
Less amounts classified as current	3,836	—
Long-term debt, excluding current portion	$3,091	$—

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

On May 13, 2019, the Company entered into a consent with Bank of America, N.A., as Administrative Agent, authorizing the Purchase Agreement and Bridge Loan, as discussed in Note 1. On June 27, 2019, the Company used the proceeds of the sale of Videotel to repay in full the then-outstanding balance of $21,375 under the 2018 Term Loan and to repay $13,000 of the then-outstanding balance under the 2018 Revolver. Under the terms of the consent, the 2018 Revolver remained at $20,000 through December 31, 2019 and then reduced to $15,000 for the remaining term of the 2018 Credit Agreement. On October 30, 2021, the entire principal balance of any outstanding loans under the 2018 Revolver will be due and payable, together with all accrued and unpaid interest, fees and any other amounts due and payable under the 2018 Credit Agreement. As of September 30, 2020, no amounts were outstanding under the 2018 Revolver.

Borrowings of up to $15,000 under the 2018 Revolver are subject to the satisfaction of various conditions precedent at the time of each borrowing, including the continued accuracy of the Company’s representations and warranties and the absence of any default under the 2018 Credit Agreement. As of September 30, 2020, the Company is only able to draw on $5,000 of the $15,000 facility due to covenant restrictions.

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

The mobile connectivity segment primarily manufactures and distributes a comprehensive family of mobile satellite antenna products and services that provide access to television, the Internet and voice services while on the move. Product sales within the mobile connectivity segment accounted for 18% and 21% of the Company's consolidated net sales for the three months ended September 30, 2020 and 2019, respectively, and 18% and 21% of the Company's consolidated net sales for the nine months ended September 30, 2020 and 2019, respectively. Sales of mini-VSAT Broadband airtime service accounted for 53% and 51% of the Company's consolidated net sales for the three months ended September 30, 2020 and 2019, respectively, and 53% and 50% of the Company's consolidated net sales for the nine months ended September 30, 2020 and 2019, respectively.

The inertial navigation segment manufactures and distributes a portfolio of digital compass and fiber optic gyro (FOG)-based systems that address the rigorous requirements of military and commercial customers and provide reliable, easy-to-use and continuously available navigation and pointing data. The principal product categories in this segment include the FOG-based inertial measurement units (IMUs) for precision guidance, FOGs for tactical navigation as well as pointing and stabilization systems, and digital compasses that provide accurate heading information for demanding applications, security, automation and access control equipment and systems. Sales of FOG-based guidance and navigation systems within the inertial navigation segment accounted for 18% and 16% of the Company's consolidated net sales for the three months ended September 30, 2020 and 2019, respectively, and 16% and 15% of the Company's consolidated net sales for the nine months ended September 30, 2020 and 2019, respectively.

No other single product class accounts for 10% or more of the Company's consolidated net sales.

The Company operates in a number of major geographic areas across the globe. The Company generates international net sales, based upon customer location, primarily from customers located in Canada, Europe, Africa, Asia/Pacific, the Middle East, and India. International revenues represented 59% of the Company's consolidated net sales for both the three months ended September 30, 2020 and 2019, and 58% and 53% of the Company's consolidated net sales for the nine months ended September 30, 2020 and 2019, respectively. No individual foreign country represented 10% or more of the Company's consolidated net sales for the three months ended September 30, 2020. Sales to Singapore customers represented 10% of the Company's consolidated net sales for the three months ended September 30, 2019. No other individual foreign country represented 10% or more of the Company's consolidated net sales for the three months ended September 30, 2019. Sales to Singapore customers represented 10% of the Company's consolidated net sales for the nine months ended September 30, 2020. No other individual foreign country represented 10% or more of the Company's consolidated net sales for the nine months ended September 30, 2020. No individual foreign country represented 10% or more of the Company's consolidated net sales for the nine months ended September 30, 2019.

As of September 30, 2020 and December 31, 2019, the long-lived tangible assets related to the Company’s international subsidiaries were less than 10% of the Company’s long-lived tangible assets.

Net sales and operating income (loss) for the Company's reporting segments and the Company's loss before income tax (benefit) expense for the three and nine months ended September 30, 2020 and 2019 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net sales:
Mobile connectivity	$31,383	$31,642	$89,465	$92,025
Inertial navigation	9,729	7,669	25,141	23,392
Consolidated net sales	$41,112	$39,311	$114,606	$115,417

Operating income (loss):
Mobile connectivity	$2,285	$(267)	$570	$(4,075)
Inertial navigation	1,408	(171)	741	24
Subtotal	3,693	(438)	1,311	(4,051)
Unallocated, net	(4,196)	(4,420)	(12,898)	(13,720)
Loss from operations	(503)	(4,858)	(11,587)	(17,771)
Net interest and other (expense) income	(143)	1,058	1,721	1,532
Loss from continuing operations before income tax (benefit) expense	$(646)	$(3,800)	$(9,866)	$(16,239)

Depreciation expense and amortization expense for the Company's reporting segments for the three and nine months ended September 30, 2020 and 2019 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Depreciation expense:
Mobile connectivity	$2,160	$1,824	$6,159	$5,163
Inertial navigation	318	280	934	874
Unallocated	146	142	444	416
Total consolidated depreciation expense	$2,624	$2,246	$7,537	$6,453

Amortization expense:
Mobile connectivity	$251	$237	$740	$732
Inertial navigation	—	—	—	—
Unallocated	—	—	—	—
Total consolidated amortization expense	$251	$237	$740	$732

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

(13)     Share Buyback Program

On November 26, 2008, the Company’s Board of Directors authorized a program to repurchase up to 1,000 shares of the Company’s common stock. The program was superseded on October 4, 2019. On October 4, 2019, the Company's Board of Directors authorized a new share repurchase program pursuant to which the Company was authorized to purchase up to 1,000 shares of the Company’s common stock. The program expired on October 4, 2020. Under the repurchase program, the Company, at management’s discretion, was previously authorized to repurchase shares on the open market from time to time, in privately negotiated transactions or block transactions, or through an accelerated repurchase agreement.

During the three months ended September 30, 2020, no shares of common stock were repurchased in open market transactions. During the nine months ended September 30, 2020, the Company repurchased 36 shares of common stock in open market transactions at a cost of approximately $390. The total amount the Company repurchased on the open market since the inception of the October 4, 2019 repurchase program was 151 shares of common stock for an approximate cost of $1,690. Except as noted above, there were no other repurchase programs outstanding.

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

Level 1:    Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. The Company’s Level 1 assets are investments in money market mutual funds and United States treasuries.

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

The following tables present financial assets and liabilities at September 30, 2020 and December 31, 2019 for which the Company measures fair value on a recurring basis, by level, within the fair value hierarchy:

September 30, 2020	Total	Level 1	Level 2	Level 3	Valuation Technique
Assets
Money market mutual funds	$7,507	$7,507	$—	$—	(a)
United States treasuries	14,995	14,995	—	—	(a)

December 31, 2019	Total	Level 1	Level 2	Level 3	Valuation Technique
Assets
Money market mutual funds	$29,907	$29,907	$—	$—	(a)
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

Assets Measured and Recorded at Fair Value on a Nonrecurring Basis

The Company's non-financial assets, such as goodwill, intangible assets, and other long-lived assets resulting from business combinations, are measured at fair value using income approach valuation methodologies at the date of acquisition and subsequently re-measured if an impairment exists. There has been no impairment of the Company’s non-financial assets noted as of September 30, 2020 or December 31, 2019. The Company does not have any liabilities that are recorded at fair value on a non-recurring basis.

(15)     Goodwill and Intangible Assets

Goodwill

The following table sets forth the changes in the carrying amount of goodwill for the nine months ended September 30, 2020:

Amounts
Balance at December 31, 2019	$15,408
Foreign currency translation adjustment	(262)
Balance at September 30, 2020	$15,146

Intangible Assets

The changes in the carrying amount of intangible assets during the nine months ended September 30, 2020 are as follows:

Amounts
Balance at December 31, 2019	$4,943
Amortization expense	(740)
Intangible assets acquired in asset acquisition	58
Foreign currency translation adjustment	(123)
Balance at September 30, 2020	$4,138
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

In January 2017, the Company completed the acquisition of certain subscriber relationships from a third party. This acquisition did not meet the definition of a business under ASC 2017-01, Business Combinations (Topic 805)-Clarifying the Definition of a Business, which the Company adopted on October 1, 2016. The Company ascribed $100 of the initial purchase price to the acquired subscriber relationships definite-lived intangible assets with an initial estimated useful life of 10 years. Under the asset purchase agreement, the purchase price includes a component of contingent consideration under which the Company is required to pay a percentage of recurring revenues received from the acquired subscriber relationships through 2026 up to a maximum annual payment of $114. As of September 30, 2020, the carrying value of the intangible assets acquired in the asset acquisition was $329. As the acquisition did not represent a business combination, the contingent consideration arrangement is recognized only when the contingency is resolved and the consideration is paid or becomes payable. The amounts payable under the contingent consideration arrangement, if any, will be included in the measurement of the cost of the acquired subscriber relationships. During the nine months ended September 30, 2020, $58 additional consideration was earned under the contingent consideration arrangement.

Acquired intangible assets are subject to amortization. The following table summarizes acquired intangible assets at September 30, 2020 and December 31, 2019, respectively:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
September 30, 2020
Subscriber relationships	$7,855	$5,771	$2,084
Distribution rights	4,253	2,199	2,054
Internally developed software	446	446	—
Proprietary content	153	153	—
Intellectual property	2,284	2,284	—
	$14,991	$10,853	$4,138
December 31, 2019
Subscriber relationships	$7,860	$5,231	$2,629
Distribution rights	4,313	1,999	2,314
Internally developed software	446	446	—
Proprietary content	153	153	—
Intellectual property	2,284	2,284	—
	$15,056	$10,113	$4,943

Amortization expense related to intangible assets was $251 and $237 for the three months ended September 30, 2020 and 2019, respectively, and $740 and $732 for the nine months ended September 30, 2020 and 2019, respectively. Amortization expense was categorized as general and administrative expense.

As of September 30, 2020, the total weighted average remaining useful lives of the definite-lived intangible assets was 3.9 years and the weighted average remaining useful lives by the definite-lived intangible asset category are as follows:

Intangible Asset	Weighted Average Remaining Useful Life in Years
Subscriber relationships	2.8
Distribution rights	7.6

Estimated future amortization expense remaining at September 30, 2020 for intangible assets acquired was as follows:

Years ending December 31,

Remainder of 2020	$251
2021	1,002
2022	1,002
2023	559
2024	316
Thereafter	1,008
Total future amortization expense	$4,138

For definite lived intangible assets, the Company assesses the carrying value of these assets whenever events or circumstances indicate that the carrying value may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset, or asset group, to the future undiscounted cash flows expected to be generated by the asset, or asset group. Like most companies, the COVID-19 global pandemic has impacted many areas of our operations and the Company is monitoring the impact of this global crisis carefully. The operations of our KVH Media Group have been particularly impacted due in part to the global reduction in travel resulting from the pandemic. Consequently, the Company has reviewed, and will continue to review, the forecasted revenues and cash flows of our content business for possible indications that the goodwill or other intangible assets associated with this component of our business might be impaired. At this point, our review continues to indicate that no impairment to the carrying value of these assets has occurred. However, it is uncertain how long the global pandemic will continue to disrupt global businesses, particularly travel, and therefore it is possible that the value of these assets may become impaired in the future if the COVID-19 pandemic worsens or continues for a prolonged period. After September 30, 2020, there have been increases in the number of reported cases, and substantial shutdowns have been reinstated throughout the UK and Europe.

For goodwill, the Company will perform its annual impairment test as of October 1, 2020. For the 2019 and 2018 annual impairment tests, the Company performed a qualitative assessment of goodwill impairment (Step 0) and concluded that it was more-likely-than-not that its reporting units' fair values exceeded their respective carrying values. The last full Step 1 analysis was completed in 2017. However, due to the uncertainty that the global pandemic has presented, the Company has determined that it will perform a full Step 1 analysis in the fourth quarter of 2020 along with our annual budgeting cycle. As of September 30, 2020, the carrying value of goodwill and other intangible assets associated with the KVH Media Group was $10,744 and $4,138, respectively.

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

Disaggregation of Revenue

The following table summarizes net sales from contracts with customers for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Mobile connectivity product, transferred at point in time	$6,671	$7,540	$18,737	$22,536
Mobile connectivity product, transferred over time	549	537	1,778	1,507
Mobile connectivity service	24,163	23,565	68,950	67,982
Inertial navigation product	9,430	6,731	23,178	19,169
Inertial navigation service	299	938	1,963	4,223
Total net sales	$41,112	$39,311	$114,606	$115,417

Revenue recognized during the three months ended September 30, 2020 and 2019 from amounts included in contract liabilities at the beginning of the period was $523 and $453, respectively. Revenue recognized during the nine months ended September 30, 2020 and 2019 from amounts included in contract liabilities at the beginning of the period was $1,739 and $1,360, respectively.

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

No single customer accounted for 10% or more of consolidated net sales for the three or nine months ended September 30, 2020 or 2019 or accounts receivable at September 30, 2020 or December 31, 2019.

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

(18)     Income Taxes

The Company’s effective tax rate for the three and nine months ended September 30, 2020 was 16.9% and (4.4)%, respectively, compared with 12.9% and 19.3% for the corresponding periods in the prior year, respectively. The effective income tax rate is based on estimated income for the year, the estimated composition of the income in different jurisdictions and discrete adjustments, if any, in the applicable periods, including retroactive changes in tax legislation, settlements of tax audits or assessments, and the resolution or identification of tax position uncertainties.

For the three and nine months ended September 30, 2020 and 2019, the effective tax rates were lower than the statutory tax rate primarily due to the Company maintaining a valuation allowance reserve on its US deferred tax assets and to the composition of income from foreign jurisdictions taxed at lower rates.

As of September 30, 2020 and December 31, 2019, the Company had reserves for uncertain tax positions of $561 and $521, respectively. There were no material changes during the nine months ended September 30, 2020 to the Company’s reserve for uncertain tax positions. The Company estimates that it is reasonably possible that the balance of unrecognized tax benefits as of September 30, 2020 may decrease $14 in the next twelve months as a result of a lapse of statutes of limitations and settlements with taxing authorities.

The Company’s tax jurisdictions include the United States, the United Kingdom, Denmark, Cyprus, Norway, Brazil, Singapore, India and Japan. In general, the statute of limitations with respect to the Company's United States federal income taxes has expired for years prior to 2016, and the relevant state and foreign statutes vary. However, preceding years remain open to examination by United States federal and state and foreign taxing authorities to the extent of future utilization of net operating losses and research and development tax credits generated in each preceding year.

(19)     Leases

The Company has operating leases for office facilities, equipment, and satellite service capacity and related equipment. Lease expense was $435 and $1,264 for the three months ended September 30, 2020 and 2019, respectively, and was $2,688 and $3,796 for the nine months ended September 30, 2020 and 2019, respectively. Short-term operating lease costs was $65 and $42 for the three months ended September 30, 2020 and 2019, respectively, and was $188 and $137 for the nine months ended September 30, 2020 and 2019, respectively. Sublease income was $34 and $32 for the three months ended September 30, 2020 and 2019, respectively, and was $101 and $98 for the nine months ended September 30, 2020 and 2019, respectively. The future minimum lease payments under our operating leases as of September 30, 2020 are:

Remainder of 2020	$409
2021	1,430
2022	1,335
2023	495
2024 and thereafter	612
Total minimum lease payments	$4,281

Less amount representing interest	$(385)
Present value of net minimum operating lease payments	$3,896
Less current installments of obligation under current-operating lease liabilities	$1,316
Obligations under long-term operating lease liabilities, excluding current installments	$2,580

Weighted-average remaining lease term - operating leases (years)	3.43
Weighted-average discount rate - operating leases	5.50%

During the first quarter of 2018, the Company entered into a five-year financing lease for three satellite hubs for its HTS network. As of September 30, 2020, the gross costs and accumulated amortization associated with this lease are included in revenue generating assets and amounted to $3,068 and $1,174, respectively. The obligation under capital leases are stated at the present value of minimum lease payments.

The property and equipment held under this financing lease are amortized on a straight-line basis over the seven-year estimated useful life of the asset, since the lease meets the bargain purchase option criteria. Amortization of assets held under financing leases is included within depreciation expense. Depreciation expense for these capital assets was $110 for both the three months ended September 30, 2020 and 2019 and was $329 for both the nine months ended September 30, 2020 and 2019.
The future minimum lease payments under this financing lease as of September 30, 2020 are:

Remainder of 2020	$156
2021	624
2022	624
2023	45
Total minimum lease payments	$1,449

Less amount representing interest	$(11)
Present value of net minimum financing lease payments	$1,438
Less current installments of obligation under accrued other	$617
Obligations under other long-term liabilities, excluding current installments	$821

Weighted-average remaining lease term - finance leases (years)	2.42
Weighted-average discount rate - finance leases	1.53%

Lessor

The Company enters into leases with certain customers primarily for the TracPhone mini-VSAT systems. These leases are classified as sales-type leases as title of the equipment transfers to the customer at the end of the lease term. The Company records the leases at a price typically equivalent to normal selling price and in excess of the cost or carrying amount. Upon delivery, the Company records the net present value of all payments under these leases as revenue, and the related costs of the product are charged to cost of sales. Interest income is recognized throughout the lease term (typically three to five years) using an implicit interest rate. The sales-type leases do not have unguaranteed residual assets.

The current portion of the net investment in these leases was $4,308 as of September 30, 2020 and the non-current portion of the net investment in these leases was $7,844 as of September 30, 2020. The current portion of the net investment in the leases is included in accounts receivable, net of allowance for doubtful accounts on the accompanying consolidated balance sheets and the non-current portion of the net investment in these leases is included in other non-current assets on the accompanying consolidated balance sheets. Interest income from sales-type leases was $223 and $623 during the three and nine months ended September 30, 2020, respectively, and was $177 and $508 during the three and nine months ended September 30, 2019.

The future undiscounted cash flows from these leases as of September 30, 2020 are:

Remainder of 2020	$1,858
2021	4,106
2022	3,196
2023	2,577
2024	1,793
2025	472
Total undiscounted cash flows	$14,002

Present value of lease payments	$12,152
Difference between undiscounted cash flows and discounted cash flows	$1,850

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

The following table presents a reconciliation of the major financial line items constituting the results for discontinued operations to the net income from discontinued operations, net of tax, presented separately in the Company's consolidated statements of operations and comprehensive income (loss):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Sales:
Service sales	$—	$—	$—	$5,769

Costs, expenses and other expense, net:
Costs of service sales	—	—	—	1,807
Sales, marketing and support	—	—	—	1,606
General and administrative	—	—	—	1,619
Other expense, net	—	—	—	(23)
Income from discontinued operations before tax expense	—	—	—	714
(Loss) gain on sale of discontinued operations before tax expense	—	(819)	—	53,701
Total (loss) income from discontinued operations before tax expense	$—	$(819)	$—	$54,415
Income tax expense on discontinued operations	—	217	—	4,578
(Loss) income from discontinued operations, net of taxes	$—	$(1,036)	$—	$49,837

Net (loss) income from discontinued operations per common share
Basic and diluted	$—	$(0.06)	$—	$2.86
Weighted average number of common shares outstanding:
Basic and diluted	17,723	17,521	17,634	17,429

The following table presents supplemental cash flow information of the discontinued operations:

	Nine Months Ended
	September 30,
	2020	2019

Cash used in operating activities—discontinued operations	$—	$(1,838)
Cash provided by investing activities—discontinued operations	$—	$87,986

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

Our mobile connectivity service sales include sales of satellite voice and Internet airtime services, engineering services provided under development contracts, sales from product repairs, and extended warranty sales. Our mobile connectivity service sales also include our distribution of entertainment, including news, sports, music, and movies, to commercial and leisure customers in the maritime, hotel, and retail markets through KVH Media Group. We typically recognize revenue from media content sales ratably over the period of the service contract. We provide, for monthly fixed fees and usage-based fees, satellite connectivity services for broadband Internet, data and Voice over Internet Protocol (VoIP) service to our TracPhone V-series customers. We also earn monthly usage fees for third-party satellite connectivity for voice, data and Internet services to our Inmarsat and Iridium customers who choose to activate their subscriptions with us. As a percentage of our consolidated net sales, our service sales were 60% and 62% for the three months ended September 30, 2020 and 2019, respectively, and were 62% and 63% for the nine months ended September 30, 2020 and 2019, respectively.

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

We generate sales primarily from the sale of our mobile connectivity systems and services and our inertial navigation products and services. The following table provides, for the periods indicated, our sales by segment:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Mobile connectivity	$31,383	$31,642	$89,465	$92,025
Inertial navigation	9,729	7,669	25,141	23,392
Net sales	$41,112	$39,311	$114,606	$115,417

Product sales within the mobile connectivity segment accounted for 18% and 21% of our consolidated net sales for the three months ended September 30, 2020 and 2019, respectively, and 18% and 21% of our consolidated net sales for the nine months ended September 30, 2020 and 2019, respectively. Sales of mini-VSAT Broadband airtime service accounted for 53% and 51% of our consolidated net sales for the three months ended September 30, 2020 and 2019, respectively, and 53% and 50% of our consolidated net sales for the nine months ended September 30, 2020 and 2019, respectively.

Within our inertial navigation segment, net sales of FOG-based guidance and navigation systems accounted for 18% and 16% of our consolidated net sales for the three months ended September 30, 2020 and 2019, respectively, and 16% and 15% of our consolidated net sales for the nine months ended September 30, 2020 and 2019, respectively.

No other single product class accounted for 10% or more of our consolidated net sales for the three months ended September 30, 2020 or 2019 or the nine months ended September 30, 2020 or 2019. No individual customer accounted for 10% or more of our consolidated net sales for the three months ended September 30, 2020 or 2019 or the nine months ended September 30, 2020 or 2019.

We operate in a number of major geographic areas across the globe. We generate our international net sales, based upon customer location, primarily from customers located in Canada, Europe, Africa, Asia/Pacific, the Middle East, and India. Our international net sales totaled 59% of our consolidated net sales for both the three months ended September 30, 2020 and 2019, and 58% and 53% of our consolidated net sales for the nine months ended September 30, 2020 and 2019, respectively. No individual foreign country represented 10% or more of our consolidated net sales for the three months ended September 30, 2020. Sales to Singapore customers represented 10% of our consolidated net sales for the three months ended September 30, 2019. No other individual foreign country represented 10% or more of our consolidated net sales for the three months ended September 30, 2019. Sales to Singapore customers represented 10% of our consolidated net sales for the nine months ended September 30, 2020. No other individual foreign country represented 10% or more of our consolidated net sales for the nine months ended September 30, 2020. No individual foreign country represented 10% or more of our consolidated net sales for the nine months ended September 30, 2019. See Note 11 to our consolidated interim financial statements for more information on our segments.

In addition to our internally funded research and development efforts, we also conduct research and development activities that are funded by our customers. These activities relate primarily to engineering studies, surveys, prototype development, program management, and standard product customization. In accordance with accounting principles generally accepted in the United States of America, we account for customer-funded research as service revenue, and we account for the associated research and development costs as costs of service sales. As a result, customer-funded research and development are not included in the research and development expense that we present in our statement of operations. The following table presents our total annual research and development effort, representing the sum of research and development costs included in costs of service sales and the operating expense of research and development as described in our statement of operations. Our management believes this information is useful because it provides a better understanding of our total expenditures on research and development activities.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Research and development expense presented on the statement of operations	$3,548	$4,327	$11,701	$11,993
Costs of customer-funded research and development included in costs of service sales	671	616	2,107	3,364
Total consolidated statements of operations expenditures on research and development activities	$4,219	$4,943	$13,808	$15,357

COVID-19 Global Pandemic

The COVID-19 pandemic continues to disrupt businesses around the world and has resulted in a global economic downturn. The impact of the pandemic on our operating results began in the first quarter and continued throughout the third quarter and beyond, particularly in areas of our business impacted by global commerce (for example, maritime shipping, travel and leisure). We do not know how long the pandemic will continue or what the ongoing economic impact will be on our business. The areas of our business most at risk of being negatively impacted by the prolonged continuation of this crisis continue to include our mobile connectivity product and service sales, as commercial customers continue to delay acquiring mini-VSAT systems due to the global reduction in maritime shipping, and our media business, due to the severe restrictions on domestic and international travel. Similarly, our inertial navigation product sales have been and may continue to be negatively impacted as domestic and foreign customers decide to conserve cash in their own businesses in the face of the prolonged continuation of the crisis. In response to these significant uncertainties, in our second quarter we undertook multiple steps to mitigate the impact of the pandemic on our business, including a comprehensive reduction in salaries and wages and the elimination of most discretionary expenditures, including capital expenditures. As part of our mitigation efforts, we applied for, and received, assistance made available by the United States government through the Paycheck Protection Program (PPP) under the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act). At the beginning of the fourth quarter, we restored salaries for most of our employees to 100% of the prereduction levels, although we continue to limit discretionary spending.

As of September 30, 2020, our cash, cash equivalents and marketable securities (“cash position”) approximated $40.7 million, which reflects the impact of a $6.9 million loan (the PPP Loan) we received from Bank of America, N.A., under the Paycheck Protection Program. While there can be no assurance that our current cash position will sustain us through the duration of the pandemic, we believe that, on the basis of our current expectations, our current cash position, and the mitigation actions we have taken or could take may enable us to withstand the impact of this global health crisis. We are continuing to monitor global developments and are prepared to implement further actions that we determine to be necessary to sustain our business.

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

As described in our annual report on Form 10-K for the year ended December 31, 2019, our most critical accounting policies and estimates based upon which our consolidated financial statements were prepared were those relating to revenue recognition, valuation of accounts receivable, valuation of inventory, expected future cash flows including growth rates, discount rates, terminal values and other assumptions and estimates used to evaluate the recoverability of long-lived assets and goodwill, certain accrued expenses and other related charges, stock-based compensation, contingent liabilities, forfeitures and key valuation assumptions for its share-based awards, estimated fulfillment costs for warranty obligations, tax reserves and recoverability of our net deferred tax assets and related valuation allowance, and the valuation of right-of-use assets and lease liabilities. We have reviewed our policies and estimates and determined that these remain our most critical accounting policies and estimates for the nine months ended September 30, 2020.

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

Results of Operations
The following table provides, for the periods indicated, certain financial data expressed as a percentage of net sales:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Sales:
Product	40.5%	37.7%	38.1%	37.4%
Service	59.5	62.3	61.9	62.6
Net sales	100.0	100.0	100.0	100.0
Cost and expenses:
Costs of product sales	25.4	27.5	25.8	27.5
Costs of service sales	36.2	38.2	38.8	39.7
Research and development	8.6	11.0	10.2	10.4
Sales, marketing and support	16.9	19.6	19.6	21.4
General and administrative	14.2	16.0	15.7	16.4
Total costs and expenses	101.3	112.3	110.1	115.4
Loss from operations	(1.3)	(12.3)	(10.1)	(15.4)
Interest income	0.6	1.1	0.7	1.4
Interest expense	—	0.2	—	0.9
Other (expense) income, net	(0.9)	1.7	0.8	0.8
Loss before income tax	(1.6)	(9.7)	(8.6)	(14.1)
Income tax (benefit) expense	(0.3)	(1.3)	0.4	(2.7)
Net loss	(1.3)%	(8.4)%	(9.0)%	(11.4)%

Three months ended September 30, 2020 and 2019

Net Sales

    As discussed further under the heading "Segment Discussion" below, product sales increased $1.8 million, or 12%, to $16.7 million for the three months ended September 30, 2020 from $14.8 million for the three months ended September 30, 2019, primarily due to an increase of $2.7 million in inertial navigation product sales, partially offset by a $0.9 million decrease in mobile connectivity product sales. Service sales remained flat at $24.5 million for both the three months ended September 30, 2020 and 2019, primarily due to an increase in mobile connectivity service sales of $0.6 million, offset by a decrease in inertial navigation service sales of $0.6 million.

Costs of Sales

    Costs of sales consists of costs of product sales and costs of service sales. Costs of sales decreased by $0.6 million, or 2%, in the three months ended September 30, 2020 to $25.3 million from $25.9 million in the three months ended September 30, 2019. The decrease in costs of sales was driven by a $0.4 million decrease in costs of product sales and a $0.2 million decrease in costs of service sales. As a percentage of net sales, costs of sales were 62% and 66% for the three months ended September 30, 2020 and 2019, respectively.

Our costs of product sales consist primarily of materials, manufacturing overhead, and direct labor used to produce our products. For the three months ended September 30, 2020, costs of product sales decreased by $0.4 million, or 4%, to $10.4 million from $10.8 million in the three months ended September 30, 2019. As a percentage of product sales, costs of product sales were 63% and 73% for the three months ended September 30, 2020 and 2019, respectively. Mobile connectivity costs of product sales decreased by $1.2 million, or 18%, and mobile connectivity costs of product sales as a percentage of mobile connectivity product sales were 76% and 82% for the three months ended September 30, 2020 and 2019, respectively. The decrease was primarily driven by a $1.0 million decrease in our marine mobile connectivity cost of product sales and a $0.2 million decrease in land connectivity costs of product sales. Inertial navigation costs of product sales increased by $0.8 million, or 19%, primarily due to a $1.0 million increase in our FOG costs of product sales and a $0.3 million increase in TACNAV cost of product sales, offset by a $0.5 million decrease in other cost of product sales. As a percentage of inertial navigation product sales, costs of inertial navigation product sales were 53% and 62% for the three months ended September 30, 2020 and 2019, respectively.

Our costs of service sales consist primarily of satellite service capacity, depreciation, service network overhead expense associated with our mini-VSAT Broadband network infrastructure, direct network service labor, Inmarsat service costs, product installation costs, engineering and related direct costs associated with customer-funded research and development, media materials and distribution costs, and service repair materials. For the three months ended September 30, 2020, costs of service sales decreased by $0.2 million, or 1%, to $14.9 million from $15.0 million for the three months ended September 30, 2019. As a percentage of service sales, costs of service sales were 61% for both the three months ended September 30, 2020 and 2019. Mobile connectivity costs of service sales decreased by $0.3 million, or 2%, primarily due to the decline in both content revenues and other mobile connectivity service revenues. As a percentage of mobile connectivity service sales, costs of mobile connectivity service sales were 58% and 61% for the three months ended September 30, 2020 and 2019, respectively. Inertial navigation costs of service sales increased by $0.1 million, or 21%, primarily due to contract engineering services. As a percentage of inertial navigation service sales, costs of inertial navigation service sales were 251% and 66% for the three months ended September 30, 2020 and 2019, respectively. The increase in costs of inertial navigation service sales to 251% was due to an increase in costs relating to an engineering and services development contract from a major U.S. defense contractor.

Operating Expenses

    Research and development expense consists of direct labor, materials, external consultants, and related overhead costs that support our internally funded product development and product sustaining engineering activities. Research and development expense for the three months ended September 30, 2020 decreased by $0.8 million, or 18%, to $3.5 million from $4.3 million for the three months ended September 30, 2019. The primary reason for the decrease in research and development expense was a $0.3 million decrease in salaries, benefits and taxes, a $0.2 million decrease in expensed materials and a $0.1 million decrease in professional fees. As a percentage of net sales, research and development expense was 9% and 11% for the three months ended September 30, 2020 and 2019, respectively.

    Sales, marketing, and support expense consists primarily of salaries and related expenses for sales and marketing personnel, commissions for both in-house and third-party representatives, costs related to the co-development of certain content, other sales and marketing support costs such as advertising, literature and promotional materials, product service personnel and support costs, warranty-related costs and bad debt expense. Sales, marketing and support expense also includes the operating expenses of our sales office subsidiaries in Denmark, Singapore, Brazil, and Japan. Sales, marketing and support expense for the three months ended September 30, 2020 decreased by $0.8 million, or 10%, to $6.9 million from $7.7 million for the three months ended September 30, 2019. The decrease primarily resulted from a $0.4 million decrease in travel and entertainment expenses, a $0.3 million decrease in salaries and employee benefits and internal commissions, and a $0.2 million decrease in warranty expense. As a percentage of net sales, sales, marketing and support expense was 17% and 20% for the three months ended September 30, 2020 and 2019, respectively.

    General and administrative expense consists of costs attributable to management, finance and accounting, information technology, human resources, certain outside professional services, and other administrative costs. General and administrative expense for the three months ended September 30, 2020 and 2019 decreased by $0.4 million, or 7%, to $5.8 million compared to $6.3 million, respectively. The decrease was primarily due to a decrease in salaries and employee benefits. As a percentage of net sales, general and administrative expense was 14% and 16% for the three months ended September 30, 2020 and 2019, respectively.

Interest and Other (Expense) Income, Net

    Interest income represents interest earned on our cash and cash equivalents, as well as from investments and our sale-type lease receivables. Interest income decreased $0.2 million for the three months ended September 30, 2020 to $0.2 million from $0.5 million for the three months ended September 30, 2019, primarily due to the interest related to our marketable securities. Interest expense decreased $0.1 million for the three months ended September 30, 2020 to less than $0.1 million from $0.1 million for the three months ended September 30, 2019. Other (expense) income, net decreased to other expense of $0.4 million for the three months ended September 30, 2020 from other income, net of $0.7 million for the three months ended September 30, 2019 primarily due to an increase in foreign exchange losses from our UK operations.

Income Tax Benefit

    Income tax benefit for the three months ended September 30, 2020 was $0.1 million and related to operating losses in foreign jurisdictions. The losses we incurred in the US did not generate any income tax benefit during the quarter due to a full valuation allowance on our related deferred tax assets. Income tax benefit for the three months ended September 30, 2019 was $0.5 million and related to operating losses offset by the valuation allowance release against discontinued operations. The losses we incurred in the U.S. did not generate any income tax benefit during the quarter due to a full valuation allowance on our related deferred tax assets generated in connection with losses.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Sales from discontinued operations	$—	$—	$—	$5,769
(Loss) income from discontinued operations, net tax	$—	$(1,036)	$—	$49,837

Segment Discussion - Three months ended September 30, 2020 and 2019

Our net sales by segment for the three months ended September 30, 2020 and 2019 were as follows:

			Change
	For the three months ended September 30,		2020 vs. 2019
	2020	2019	$	%
	(dollars in thousands)
Mobile connectivity sales:
Product	$7,220	$8,077	$(857)	(11)%
Service	24,163	23,565	598	3%
Net sales	$31,383	$31,642	$(259)	(1)%

Inertial navigation sales:
Product	$9,430	$6,731	$2,699	40%
Service	299	938	(639)	(68)%
Net sales	$9,729	$7,669	$2,060	27%

Operating income (loss) by segment for the three months ended September 30, 2020 and 2019 were as follows:

			Change
	For the three months ended September 30,		2020 vs. 2019
	2020	2019	$	%
	(dollars in thousands)
Mobile connectivity	$2,285	$(267)	$2,552	956%
Inertial navigation	1,408	(171)	1,579	923%
	$3,693	$(438)	$4,131	943%
Unallocated	(4,196)	(4,420)	224	5%
Loss from operations	$(503)	$(4,858)	$4,355	90%

Mobile Connectivity Segment

Net sales in the mobile connectivity segment decreased by $0.3 million for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019. Mobile connectivity product sales decreased by $0.9 million to $7.2 million for the three months ended September 30, 2020 from $8.1 million for the three months ended September 30, 2019. The decrease in mobile connectivity product sales was primarily due a $0.5 million decrease in TracVision product sales and a $0.2 million decrease in land mobile product sales. The decrease in TracVision and land mobile product sales was due to a decline in leisure sales.
Mobile connectivity service sales increased by $0.6 million, or 3%, to $24.2 million for the three months ended September 30, 2020 from $23.6 million for the three months ended September 30, 2019. The increase was primarily due to a $1.8 million increase in our mini-VSAT service sales, which resulted in part from a 4% increase in subscribers, primarily as a result of AgilePlans, and a $0.9 million one-time amount relating to a favorable resolution of a contractual matter with a particular customer. Partially offsetting this increase was a $0.9 million decrease in our content service sales.

Operating income for the mobile connectivity segment increased $2.6 million for the three months ended September 30, 2020 to an operating gain of $2.3 million as compared to an operating loss of $0.3 million for the three months ended September 30, 2019 primarily due an increase in sales less associated costs of $1.2 million, a $0.9 million decrease in salaries, benefits and taxes and a $0.3 million decrease in travel and entertainment expenses.

Inertial Navigation Segment

Net sales in the inertial navigation segment increased $2.1 million, or 27%, for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019. Inertial navigation product sales increased $2.7 million, or 40%, to $9.4 million for the three months ended September 30, 2020 from $6.7 million for the three months ended September 30, 2019, primarily as a result of a $1.5 million increase in sales of our FOG and OEM products and a $1.2 million increase in TACNAV product sales.

Inertial navigation service sales decreased $0.6 million, or 68%, to $0.3 million for the three months ended September 30, 2020 from $0.9 million for the three months ended September 30, 2019. The decrease was due to a $0.6 million decrease in contract engineering service revenues.

Our operating income for the inertial navigation segment increased $1.6 million to an operating gain of $1.4 million for the three months ended September 30, 2020 as compared to an operating loss of $0.2 million for the three months ended September 30, 2019, primarily due to an increase in sales less associated costs of $1.1 million, a $0.2 million decrease in external commissions, a $0.1 million decrease in travel and entertaining expenses and a $0.1 million decrease in warranty expenses.

Unallocated

Certain corporate-level costs have not been allocated because they are not attributable to either segment. These costs primarily consist of broad corporate functions, including executive, legal, finance, information technology, and costs associated with corporate actions.

Unallocated operating loss decreased $0.2 million, or 5%, for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019, primarily due to a decrease in salaries, benefits and taxes.

Nine months ended September 30, 2020 and 2019

Net Sales

As discussed further under the heading "Segment Discussion" below, product sales increased $0.5 million, or 1%, to $43.7 million for the nine months ended September 30, 2020 from $43.2 million for the nine months ended September 30, 2019, primarily due to an increase in inertial navigation product sales of $4.0 million, partially offset by a decrease in mobile connectivity product sales of $3.5 million. Service sales for the nine months ended September 30, 2020 decreased $1.3 million, or 2%, to $70.9 million from $72.2 million for the nine months ended September 30, 2019 due to a decrease in inertial navigation service sales of $2.3 million, partially offset by an increase in mobile connectivity service sales of $1.0 million.

Costs of Sales

    Costs of sales decreased by $3.5 million, or 4%, in the nine months ended September 30, 2020 to $74.1 million from $77.5 million in the nine months ended September 30, 2019. The decrease in costs of sales was driven by a $2.1 million decrease in costs of product sales and a $1.3 million decrease in costs of service sales. As a percentage of net sales, costs of sales was 65% and 67% for the nine months ended September 30, 2020 and 2019, respectively.

For the nine months ended September 30, 2020, costs of product sales decreased by $2.1 million, or 7%, to $29.6 million from $31.8 million in the nine months ended September 30, 2019. As a percentage of product sales, costs of product sales were 68% and 73% for the nine months ended September 30, 2020 and 2019, respectively. Mobile connectivity costs of product sales decreased by $4.2 million, or 21%, primarily due to a $3.8 million decrease in our marine mobile connectivity cost of product sales and a $0.4 million decrease in our land mobile connectivity costs of product sales. Mobile connectivity costs of product sales as a percentage of mobile connectivity product sales were 77% and 83% for the nine months ended September 30, 2020 and 2019, respectively. Inertial navigation costs of product sales increased by $2.1 million, or 18%, primarily due to a $1.1 million increase in FOG and OEM cost of product sales and a $0.6 million increase in our TACNAV costs of product sales. Inertial navigation costs of product sales as a percentage of inertial navigation product sales was 59% and 61% for the nine months ended September 30, 2020 and 2019, respectively.

For the nine months ended September 30, 2020, costs of service sales decreased by $1.3 million, or 3%, to $44.4 million from $45.8 million for the nine months ended September 30, 2019. As a percentage of service sales, costs of service sales were 63% and 63% for the nine months ended September 30, 2020 and 2019, respectively. Mobile connectivity costs of service sales decreased by $0.7 million, or 2%, primarily due a $0.7 million decrease in costs associated with contract engineering service sales. Mobile connectivity costs of service sales as a percentage of mobile connectivity service sales was 61% and 63% for the nine months ended September 30, 2020 and 2019, respectively. Inertial navigation costs of service sales decreased by $0.7 million, or 22%, due to a decrease in contract engineering services sales. Inertial navigation costs of service sales as a percentage of inertial navigation service sales was 116% and 69% for the nine months ended September 30, 2020 and 2019, respectively. The increase in costs of inertial navigation service sales was due to additional costs relating to an engineering and services development contract from a major U.S. defense contractor.

Operating Expenses

    Research and development expense for the nine months ended September 30, 2020 decreased by $0.3 million, or 2%, to $11.7 million from $12.0 million for the nine months ended September 30, 2019. The primary reason for the decrease in research and development expense was a decrease of $0.3 million in expensed materials. As a percentage of net sales, research and development expense was 10% for both the nine months ended September 30, 2020 and 2019.

    Sales, marketing and support expense for the nine months ended September 30, 2020 decreased by $2.3 million, or 9%, to $22.4 million from $24.7 million for the nine months ended September 30, 2019. The decrease in sales, marketing and support expense resulted primarily from a $0.9 million decrease in travel expenses, a $0.6 million decrease in warranty expense, a $0.6 million decrease in salaries and employee benefits, a $0.5 million decrease in marketing expenses and a $0.5 million decrease in external commissions, partially offset by a $0.6 million increase in bad debt expense. As a percentage of net sales, sales, marketing and support expense was 20% and 21% for the nine months ended September 30, 2020 and 2019, respectively.

    General and administrative expense for the nine months ended September 30, 2020 decreased by $1.0 million, or 5%, to $18.0 million from $19.0 million for the nine months ended September 30, 2019. The decrease in general and administrative expense resulted primarily from a $0.5 million decrease in salaries and employee benefits, a $0.2 million decrease in finance and insurance expenses and a $0.2 million decrease in other miscellaneous expenses. As a percentage of net sales, general and administrative expense was 16% for both the nine months ended September 30, 2020 and 2019.

Interest and Other Income, Net

    Interest income decreased $0.9 million to $0.8 million for the nine months ended September 30, 2020 from $1.6 million for the nine months ended September 30, 2019. The decrease was primarily due to the interest earned during the six months ended June 30, 2019 related to the note receivable from Oakley Capital in connection with our sale of Videotel and interest related to our marketable securities. Interest expense decreased $1.0 million to less than $0.1 million for the nine months ended September 30, 2020 from $1.0 million for the nine months ended September 30, 2019 as a result of our repayment of substantially all of our interest-bearing debt obligations during the second quarter of 2019. Other income, net increased to $1.0 million for the nine months ended September 30, 2020 from other income, net of $0.9 million for the prior period primarily due to an increase in foreign exchange gains from our UK operations.

Income Tax Expense (Benefit)

    Income tax expense for the nine months ended September 30, 2020 was $0.4 million and related to taxes on income earned in foreign jurisdictions. Income tax benefit for the nine months ended September 30, 2019 was $3.1 million and related to the release of the valuation allowance against discontinued operations. The losses we incurred in the US did not generate any income tax benefit during the period due to a full valuation allowance on our related deferred tax assets generated in the period.

Segment Discussion - Nine months ended September 30, 2020 and 2019

Our net sales by segment for the nine months ended September 30, 2020 and 2019 were as follows:

			Change
	For the nine months ended September 30,		2020 vs. 2019
	2020	2019	$	%
	(dollars in thousands)
Mobile connectivity sales:
Product	$20,515	$24,043	$(3,528)	(15)%
Service	68,950	67,982	968	1%
Net sales	$89,465	$92,025	$(2,560)	(3)%

Inertial navigation sales:
Product	$23,178	$19,169	$4,009	21%
Service	1,963	4,223	(2,260)	(54)%
Net sales	$25,141	$23,392	$1,749	7%

Operating income (loss) by segment for the nine months ended September 30, 2020 and 2019 were as follows:

			Change
	For the nine months ended September 30,		2020 vs. 2019
	2020	2019	$	%
	(dollars in thousands)
Mobile connectivity	$570	$(4,075)	$4,645	114%
Inertial navigation	741	24	717	nm
	$1,311	$(4,051)	$5,362	132%
Unallocated	(12,898)	(13,720)	822	6%
Loss from operations	$(11,587)	$(17,771)	$6,184	35%

Mobile Connectivity Segment

Net sales in the mobile connectivity segment decreased by $2.6 million for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019. Mobile connectivity product sales decreased by $3.5 million to $20.5 million for the nine months ended September 30, 2020 from $24.0 million for the nine months ended September 30, 2019. The decrease was due to a $2.9 million decrease in marine mobile connectivity product sales, which was primarily driven by a decrease in TracVision product sales. In addition, there was a $0.6 million decrease in land mobile product sales. The decrease in TracVision and land mobile product sales was due to a decline in leisure sales.

Mobile connectivity service sales increased by $1.0 million, or 1%, to $69.0 million for the nine months ended September 30, 2020 from $68.0 million for the nine months ended September 30, 2019. The increase was primarily due to a $3.8 million increase in our mini-VSAT service sales compared to the nine months ended September 30, 2019, which resulted in part from a 4% increase in subscribers, primarily as a result of AgilePlans, and a $0.9 million one-time amount from a favorable resolution of a contractual matter with a particular customer. Partially offsetting this increase was a $1.9 million decrease in content service sales and a $0.6 million decrease in our contract engineering service revenue.

Operating income for the mobile connectivity segment increased by $4.6 million for the nine months ended September 30, 2020 to operating income of $0.6 million as compared to an operating loss of $4.1 million for the nine months ended September 30, 2019. This increase resulted primarily from an increase in sales less associated costs of $2.3 million, a $1.0 million decrease in salaries, benefits and taxes, a $0.7 million decrease in travel expenses, a $0.5 million decrease in warranty expense and a $0.5 million decrease in marketing expenses, partially offset by a $0.6 million increase in bad debt expense.

Inertial Navigation Segment

Net sales in the inertial navigation segment increased $1.7 million, or 7%, for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019. Inertial navigation product sales increased by $4.0 million, or 21%, to $23.2 million for the nine months ended September 30, 2020 from $19.2 million for the nine months ended September 30, 2019, due to a $2.4 million increase in TACNAV product sales and a $1.6 million increase in sales of our FOG and OEM products.

Inertial navigation service sales decreased $2.3 million, or 54%, to $2.0 million for the nine months ended September 30, 2020 from $4.2 million for the nine months ended September 30, 2019. The decrease was primarily attributable to a $2.2 million decrease in our contract engineering service revenue.

Our operating income for the inertial navigation segment increased by $0.7 million to operating income of $0.7 million for the nine months ended September 30, 2020 as compared to operating income of less than $0.1 million for the nine months ended September 30, 2019. This increase was primarily due to the increase in sales less associated costs of $0.4 million, a $0.4 million decrease in external commissions and a $0.3 million decrease in travel and entertaining expenses, partially offset by a $0.4 million increase in salaries, benefits and taxes.

Unallocated

    Unallocated operating loss decreased $0.8 million, or 6%, for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019 primarily due to $0.5 million decrease in salaries and employee benefits.

Backlog

Backlog is not a meaningful indicator for predicting revenue in future periods. Commercial resellers for our mobile connectivity products and legacy products typically do not carry extensive inventories and rely on us to ship products quickly. Due to the generally rapid delivery of our commercial products, our backlog for those products is not significant.

Our backlog for all products and services was $25.6 million and $19.5 million as of September 30, 2020 and December 31, 2019, respectively. As of September 30, 2020, $14.8 million of our backlog was scheduled for fulfillment in 2020, $8.7 million was scheduled for fulfillment in 2021, and $2.2 million was scheduled for fulfillment in 2022 through 2028.

Backlog consists of orders evidenced by written agreements and specified delivery dates for customers who are acceptable credit risks. We do not include satellite connectivity service sales in our backlog even though many of our satellite connectivity customers have signed annual or multi-year service contracts providing for a fixed monthly fee. Military orders included in backlog are generally subject to cancellation for the convenience of the customer. When orders are canceled, we generally recover actual costs incurred through the date of cancellation and the costs resulting from termination. As of September 30, 2020, our backlog included $11.8 million in orders that are subject to cancellation for convenience by the customer. Individual orders for inertial navigation products are often large and may require procurement of specialized long-lead components and allocation of manufacturing resources. The complexity of planning and executing larger orders generally requires customers to order well in advance of the required delivery date, resulting in backlog.
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

As of September 30, 2020, we had $40.7 million in cash, cash equivalents, and marketable securities, of which $2.0 million in cash and cash equivalents was held in local currencies by our foreign subsidiaries. Our foreign subsidiaries held no marketable securities as of September 30, 2020. As of September 30, 2020, we had $62.8 million in working capital.

Net cash used in operations was $2.9 million for the nine months ended September 30, 2020 compared to net cash used in operations of $11.5 million for the nine months ended September 30, 2019. The $8.5 million decrease in cash used in operations is primarily due to a $53.7 million increase in non-cash items, principally a pretax gain on the sale of our Videotel marine training business during the nine months ended September 30, 2019, a $2.5 million increase in cash inflows relating to accounts receivable, a $2.3 million decrease in cash outflows relating to accrued expenses and a $1.2 million decrease in cash outflows relating to inventories. Partially offsetting these items were a $47.0 million decrease in our net income, a $3.2 million decrease in cash inflows relating to deferred revenue and a $1.1 million increase in cash outflows relating to accounts payable.

Net cash used in investing activities was $2.9 million for the nine months ended September 30, 2020 compared to net cash provided by investing activities of $32.8 million for the nine months ended September 30, 2019. The $35.7 million decrease in net cash provided by investing activities was principally due to the decrease of $88.4 million in net proceeds related to the sale of Videotel in May 2019 and a $0.9 million increase in capital expenditures. Partially offsetting these items was a $53.7 million decrease in net cash outflows relating to the purchase and sale of marketable securities.

Net cash provided by financing activities was $6.3 million for the nine months ended September 30, 2020 compared to net cash used by financing activities of $29.4 million for the nine months ended September 30, 2019. The $35.7 million increase in net cash provided by financing activities is primarily attributable to the $36.0 million difference between cash inflows of $6.9 million from long-term debt in the nine months ended September 30, 2020 compared to net cash outflows of $29.5 million for the repayment of line of credit, term note and other long-term borrowings in the nine months ended September 30, 2019. This increase in cash inflows was partially offset by a $0.4 million increase in cash outflows relating to the repurchase of treasury stock and a $0.4 million decrease in cash inflows relating to proceeds from stock options exercised.

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

On May 13, 2019, we entered into a consent with Bank of America, N.A., as Administrative Agent, authorizing the Purchase Agreement and Bridge Loan, as discussed in Note 1 to our consolidated interim financial statements. On June 27, 2019, we used the proceeds of the sale of Videotel to repay in full the then-outstanding balance of $21.4 million under the 2018 Term Loan and to repay $13.0 million of the then-outstanding balance under the 2018 Revolver. Under the terms of the consent, the 2018 Revolver remained at $20.0 million through December 31, 2019 and then reduced to $15.0 million for the remaining term of the 2018 Credit Agreement. On October 30, 2021, the entire principal balance of any outstanding loans under the 2018 Revolver will be due and payable, together with all accrued and unpaid interest, fees and any other amounts due and payable under the 2018 Credit Agreement. As of September 30, 2020, no amounts were outstanding under the 2018 Revolver.

Borrowings of up to $20.0 million under the 2018 Revolver are subject to the satisfaction of various conditions precedent at the time of each borrowing, including the continued accuracy of our representations and warranties and the absence of any default under the 2018 Credit Agreement. As of September 30, 2020, we are only able to draw on $5.0 million of the $15.0 million facility due to covenant restrictions.

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

On November 26, 2008, our Board of Directors authorized a program to repurchase up to one million shares of our common stock. The program was superseded on October 4, 2019. On October 4, 2019, our Board of Directors authorized a new share repurchase program pursuant to which we were authorized to purchase up to one million shares of our common stock. The program expired on October 4, 2020. Under the repurchase program, at management’s discretion, we were authorized to repurchase shares on the open market from time to time, in privately negotiated transactions or block transactions, or through an accelerated repurchase agreement. As of September 30, 2020, we had repurchased 150,272 shares of our common stock in open market transactions at a cost of approximately $1.7 million. As of September 30, 2020, 849,728 shares of our common stock remained available for repurchase under the program. During the three months ended September 30, 2020, we did not repurchase any shares of common stock in open market transactions.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2020, the end of the period covered by this interim report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2020.

Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated changes in our internal control over financial reporting that occurred during the third quarter of 2020. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer did not identify any change in our internal control over financial reporting during the third quarter of 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We recorded substantial losses from continuing operations in the nine months ended September 30, 2020 and the years ended December 31, 2019, 2018 and 2017. We expect to incur substantial losses in the near future as we confront the impact of the COVID-19 pandemic on our business, as we continue to bear the expenses of maintaining two satellite networks during the transition of our mini-VSAT customers from our legacy network to our HTS network, as we increase satellite capacity to handle our growing subscriber base, as we continue to shift our business from a model based primarily on product sales to a model based primarily on recurring revenue, and as we continue to invest in research and development to improve our existing products and develop new products, including our photonic chip-based fiber optic gyro. In upcoming quarters, we expect to invest substantially in the development of our photonic chip-based fiber optic gyro in an effort to take advantage of opportunities we may have in the autonomous vehicle and other markets. We expect that, as we increase our investments in these and other areas, including, for example, our Internet of Things (IoT) product, our losses will grow. Moreover, the sale of our profitable Videotel business in May 2019 has complicated our ability to reduce our losses and regain profitability. Although the sale of the Videotel business generated substantial proceeds that enabled us to reduce our indebtedness, the net proceeds from the sale will allow us to continue to incur significant operating losses for only a limited period of time. In order to regain profitability, we must successfully complete the transition of our mini-VSAT customers to our HTS network and continue to introduce new and improved products in order to maintain and improve our competitive position and generate revenue. Our inability to accomplish any of these goals could have a material adverse effect on our revenues, profitability and cash flow, and we cannot assure you when, or whether, we will regain profitability.

We expect that our AgilePlans pricing model for our mini-VSAT broadband business will continue to adversely affect our revenues at least in the short term.

In April 2017, we launched AgilePlans, our all-inclusive connectivity-as-a-service, or CaaS, usage-based pricing model for our mini-VSAT broadband service. Under this CaaS model, we charge subscribers a monthly fee for satellite communication hardware, shipping and installation, maintenance and support, airtime and voice services, a service management portal and certain basic content services. AgilePlans customers do not make long-term commitments and can cancel their AgilePlans subscription service at any time. In 2019 and the nine months ended September 30, 2020, AgilePlans revenue comprised 10% and 16% of our total revenue, respectively. Under this model, we retain ownership of our satellite equipment and do not sell it to subscribers; accordingly, to the extent that customers continue to adopt this subscription model, our revenues from product sales will continue to decline, and our provision of this equipment to subscribers will continue to increase our capital expenditures, which over time will increase our operating expenses as we depreciate these assets. Similarly, revenues from other services included in the plans, which have previously been sold separately, will also decline. In May 2019, we sold our Videotel business and the services offered by the Videotel business have historically been included in our AgilePlans programs. Although we retained the right to continue to offer Videotel services as a part of our AgilePlans programs for a period of time, any discontinuation of the Videotel services may reduce the attractiveness of our AgilePlans programs. Although our goal with the AgilePlans pricing model is to increase the number of subscribers and thereby increase our overall mobile connectivity revenues, the pricing model is still relatively untested and may have unanticipated consequences for our business if adopted on a large scale. There can be no assurance that customers will continue to adopt the AgilePlans pricing model or that revenues from our AgilePlans will offset the loss of other revenue and increase our overall mobile connectivity revenues. Accordingly, an expansion of the AgilePlans pricing model may continue to lead to lower overall revenues in our mobile connectivity segment on either a short-term or long-term basis. Further, because we retain ownership of the satellite communications equipment provided to subscribers under the AgilePlans, we may incur increased costs, including write-offs seeking to recover equipment from any customers who may default on payment or transition to another service. Adoption of the same or similar pricing models by competitors may lead to significant price competition, which could also adversely affect our revenues.

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

Economic conditions in the various geographic markets we serve have experienced significant turmoil over the last several years, including downturns related to the COVID-19 pandemic, slow economic activity, tight credit markets, inflation and deflation concerns, low consumer confidence, limited capital spending, adverse business conditions, war and refugee crises in the Middle East and Europe, terrorist attacks, the departure of the United Kingdom from the European Union, changes in government priorities, trade wars, a government shutdown, gridlock from a divided Congress, and liquidity concerns. These factors vary in intensity by region. These conditions can make it difficult for businesses, governments and consumers to accurately forecast and plan future activities. Many governments, including the US government, are experiencing significantly increased deficits, particularly in response to the COVID-19 pandemic, that have caused and may continue to cause them to curtail spending significantly and/or reallocate funds away from defense programs. There can be no assurances that government programs to maintain or improve economic conditions will be effective. As a result of these and other factors, customers and government entities could continue to slow or suspend spending on our products and services. We may also incur increased credit losses and need to further increase our allowance for doubtful accounts, which would have a negative impact on our earnings and financial condition.

We cannot predict the timing, duration, or ultimate impact of the turmoil in our markets. We expect our business to continue to be adversely impacted by this turmoil to varying degrees and for varying amounts of time, in all our geographic markets.

The COVID-19 pandemic may have a material adverse effect on our revenues, results of operations and financial condition.

The COVID-19 pandemic is ongoing in the United States and other countries in which we, our customers and our suppliers do business. The development and availability of an effective vaccine remains uncertain. Governments in affected regions have implemented, revised, withdrawn, reinstituted and expanded extensive safety precautions, including quarantines, travel restrictions, business closures, cancellations of public gatherings and other measures. Other organizations and individuals continue to take additional steps to avoid or reduce infection, including limiting travel and implementing work-at-home policies. These measures have significantly disrupted normal business operations both in and outside of affected areas and complying with them has increased certain of our costs. Travel restrictions and safety precautions have also limited our field service engineers from servicing and installing our equipment. Although we are unable to predict the ongoing impact of the pandemic on our business, our mobile communications business in particular depends to a large extent on travel. The operations of our KVH Media Group have been particularly impacted due in part to the global reduction in travel resulting from the pandemic. We anticipate that, until the pandemic is contained, governmental, individual, business and other organizational measures to limit the spread of the virus will continue to adversely affect our revenues, results of operations and financial condition, perhaps materially. An outbreak of infection in any of our facilities could severely disrupt our operations. We continue to monitor our operations and government recommendations and have made modifications to our operations because of the pandemic. For example, we have generally asked our employees to alter or cancel travel plans involving affected areas. Major industry events have been cancelled, which has adversely affected our ability to meet with existing and potential new customers. This or any other outbreak and any additional preventative or protective actions that may be taken in response to this or any other global health threat or pandemic may result in additional business and/or operational disruption. Our customers’ businesses could be further disrupted, and our revenues could continue to be adversely affected. Additionally, global economic disruptions like the COVID-19 pandemic could negatively impact our supply chain and cause delays in the delivery of raw materials, components and other supplies that we need to conduct our operations. We may be unable to locate replacement materials, components or other supplies, and ongoing delays could reduce sales and adversely affect our revenues and results of operations. The extent to which the pandemic will impact our business will depend on many factors beyond our control, including the speed of contagion, the development and implementation of effective preventative measures and possible treatments, the scope of governmental and other restrictions on travel and other activity, and public reactions to these factors.

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

Research and development in our industry is inherently complex and uncertain, and our current and anticipated research and development projects may not achieve the results we seek. For example, we are currently investing in the development of a new, low-cost FOG for the autonomous vehicle market that will satisfy rigorous performance expectations but that can be manufactured at a significantly lower cost than our current FOGs. We plan to invest significantly to substantially accelerate this development program. The autonomous vehicle market is extremely competitive and evolving rapidly, factors that may afford us only a brief window to develop and introduce a competitively priced product before customers make design choices that could limit our opportunities or exclude us from the market altogether. We are also seeking to develop enhancements to our current generation of TACNAV products. As with all development projects, we may encounter unforeseen technical challenges, delays, cost overruns, licensing requirements or other problems that prevent us from achieving our goals, as a result of which we could lose significant market opportunities. Our research and development expenses increased 7% from 2018 to 2019, and decreased 2% from the nine months ended September 30, 2019 to the nine months ended September 30, 2020. The capital resources that we can devote to our research and development efforts may be insufficient to achieve our goals. Our efforts may not result in any viable products or may result in products whose performance, features, price or availability may not be attractive to customers or which we cannot manufacture and sell profitably. As a result, our efforts may not result in products that generate meaningful revenues or earnings in the near term, or at all. We may expend a significant amount of resources in unsuccessful research and development efforts, and any failure to achieve our research and development goals may harm our reputation with customers or otherwise adversely affect our business, financial condition and results of operations.

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

These factors periodically cause substantial fluctuations in sales of our TACNAV and FOG products and services from period to period. For example, TACNAV product sales increased $2.4 million, or 165%, from the nine months ended September 30, 2019 to the nine months ended September 30, 2020. Similarly, sales of our FOG products increased $1.5 million, or 8%, from the nine months ended September 30, 2019 to the nine months ended September 30, 2020. In October 2014, we received a $19.0 million TACNAV product and services contract with an international military customer which included program management and engineering services delivered through 2017 and hardware shipments that were completed in the third quarter of 2016. These types of large orders contribute to the unpredictability of our revenues from period to period. Government customers may change defense spending priorities at any time.

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

Because of the scope of our foreign sales and foreign operations, we face significant exposure to movements in exchange rates for foreign currencies, particularly the pound sterling and the euro. During 2018 and 2019, the U.S. dollar strengthened slightly against certain foreign currencies, which adversely affected our revenues reported in U.S. dollars and decreased the reported value of our assets in foreign countries. If the U.S. dollar continues to strengthen (as it has recently occurred relative to the pound sterling), our revenues denominated in foreign currencies but reported in U.S. dollars, as well as the reported value of our assets in foreign countries, would be commensurately lower.

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

We have significant operations in the United Kingdom, including the major portion of our KVH Media Group operations. The United Kingdom's departure from the European Union, or Brexit, has caused significant political uncertainty in both the United Kingdom and the European Union. The impact of Brexit and the resulting turmoil on the political and economic future of the United Kingdom and the European Union is uncertain, and we may be adversely affected in ways we do not currently anticipate. Brexit may result in a significant change in the British regulatory environment, which would likely increase our compliance costs. Customers and other businesses may curtail expenditures, including for purchases of our products and services. We may find it more difficult to conduct business in the United Kingdom and the European Union, as Brexit may result in increased restrictions on the movement of capital, goods and personnel. Depending on the outcome of negotiations between the United Kingdom and the European Union regarding the terms of Brexit, we may decide to relocate or otherwise alter our European operations to respond to the new business, legal, regulatory, tax and trade environments that may result. Brexit may materially and adversely affect our relationships with customers, suppliers and employees and could result in decreased revenue, increased expenses, higher tariffs and taxes, and lower earnings and cash flow.

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

Although no amount were outstanding under the agreements governing our secured credit facility as of September 30, 2020, the agreements subject us to various financial and other affirmative and negative covenants with which we must comply on an ongoing or periodic basis. These include covenants pertaining to a maximum consolidated leverage ratio and a minimum consolidated fixed charge coverage ratio and covenants requiring the mandatory prepayment of amounts outstanding under the revolver under specified circumstances, including (i) 100% of the net cash proceeds from certain dispositions to the extent not reinvested in our business within a stated period, (ii) 50% of the net cash proceeds from stated equity issuances, and (iii) 100% of the net cash proceeds from certain receipts above certain threshold amounts outside the ordinary course of business. The consolidated leverage ratio may not be greater than 2.50:1.00 and declines to 2.00:1.00 on December 31, 2020. The consolidated fixed charge coverage ratio may not be less than 1.25:1.00. These covenants currently restrict availability under our revolving credit facility to $5.0 million. If we violate any of these covenants, any outstanding debt under our secured credit facility could become immediately due and payable, our lenders could proceed against any collateral securing such indebtedness, and our ability to borrow additional funds in the future could be limited or terminated. Alternatively, we could be forced to refinance or renegotiate the terms and conditions of our secured credit facility, including the interest rates, financial and restrictive covenants and security requirements of the secured credit facility, on terms that may be significantly less favorable to us.

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

Historically, sales to customers outside the United States have accounted for a significant portion of our net sales. We derived 58%, 54% and 57% of our revenues in the nine months ended September 30, 2020 and the years ended December 31, 2019 and 2018, respectively, from sales to customers outside the United States. We have foreign sales offices in Denmark, the United Kingdom, Singapore, Japan, Norway, Cyprus and the Philippines, as well as a subsidiary in Brazil that manages local sales. However, aside from these international sales offices, substantially all of our personnel and operations, particularly for our mobile connectivity equipment business and our inertial navigation business, are located in the United States. Our limited operations in foreign countries may impair our ability to compete successfully in international markets and to meet the service and support needs of our customers in countries where we have little to no infrastructure. We are subject to a number of risks associated with our international business activities, which may increase our costs and require significant management attention. These risks include:

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

The FCC has been considering reform or other modifications to its USF program. The way we calculate our contribution to USF may change if the FCC engages in reform or adopts other modifications. In April 2012, the FCC released a Further Notice of Proposed Rulemaking to consider reforms to the manner in which companies like us contribute to the federal USF program. In general, the Further Notice of Proposed Rulemaking indicates that the FCC is considering changes to the companies that should contribute, how contributions should be assessed, and methods to improve the administration of the system. We cannot predict the outcome of this proceeding or its impact on our business at this time. The outcome of the 2020 U.S. presidential and congressional elections may impact interest in completing this proceeding.

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

To meet our growth objectives, we must attract and retain highly skilled technical, operational, managerial and sales and marketing personnel, including a new Chief Financial Officer. If we fail to attract and retain the necessary personnel, we may be unable to achieve our business objectives and may lose our competitive position, which could lead to a significant decline in net sales. We face significant competition for these skilled professionals from other companies, research and academic institutions, government entities and other organizations.

Our success depends on the services of our executive officers.

Our future success depends to a significant degree on the skills and efforts of Martin Kits van Heyningen, our co-founder, President, Chief Executive Officer, and Chairman of the Board. If we lost the services of Mr. Kits van Heyningen, our business and operating results could be seriously harmed. We also depend on the ability of our other executive officers to work effectively as a team. The loss of one or more of our executive officers, such as our Chief Financial Officer’s recently announced intention to retire, could impair our ability to manage our business effectively.

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

Our stock price has historically been volatile. During the period from January 1, 2017 to September 30, 2020, the trading price of our common stock ranged from $6.36 to $14.15. Many factors may cause the market price of our common stock to fluctuate, including:

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

We are subject to income and other taxes in both the U.S. and the foreign jurisdictions in which we currently operate. The determination of our worldwide provision for income taxes and current and deferred tax assets and liabilities requires significant judgment and estimation. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. We are subject to regular review and audit by both domestic and foreign tax authorities and to the prospective and retrospective effects of changing tax regulations and legislation. Although we believe our tax estimates are reasonable, the ultimate tax outcome may materially differ from the tax amounts recorded in our consolidated interim financial statements and may materially affect our income tax benefit or expense, net loss or income, and cash flows in the period in which such determination is made. As of September 30, 2020, we had liabilities for uncertain tax positions of $0.6 million.

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

As a global company, we are subject to taxation in numerous countries, states and other jurisdictions. As a result, our effective tax rate is based on the tax rates in effect where we operate. In preparing our interim financial statements, we estimate the amount of tax that will become payable in each jurisdiction. Our effective tax rate may vary as a result of numerous factors, including changes in the mix of our profitability from jurisdiction to jurisdiction, the results of examinations and audits of our tax filings, whether we secure or sustain acceptable arrangements with tax authorities, adjustments to the value of our uncertain tax positions, changes in accounting for income taxes and changes in tax laws, including the 2017 Tax Cuts and Jobs Act, or the 2017 Tax Act, and the CARES Act. Any of these factors could cause us to experience an effective tax rate significantly different from previous periods or our current expectations.

The 2017 Tax Act made significant changes to the U.S. corporate income tax system. These changes include a federal statutory corporate income tax rate reduction from 35% to 21%, the elimination or reduction of certain domestic deductions and credits, and limitations on the deductibility of interest expense and executive compensation. The 2017 Tax Act also transitions taxation of earnings from a worldwide system to a modified territorial system and includes base erosion prevention measures on non-U.S. earnings, which subjects certain earnings of our foreign subsidiaries to U.S. taxation as global intangible low-taxed income, or GILTI. Both recently issued and future U.S. Treasury regulations, administrative interpretations or court decisions interpreting the 2017 Tax Act may require further adjustments and changes in our estimates, which could have a material adverse effect on our business, results of operations or financial conditions. In addition, there is substantial uncertainty regarding the application of many of the provisions of the 2017 Tax Act and related U.S. Treasury regulations, and the positions we take may later be challenged by tax authorities, which could lead to additional taxes, penalties and interest and, if material, might require us to revise or restate our consolidated interim financial statements. Moreover, the 2017 Tax Act and related regulations and interpretations require us to perform new, complex computations, make significant judgments and estimates, and prepare and analyze information not previously relevant or regularly produced. The provisions of the 2017 Tax Act or other tax laws could be amended or repealed, including by an increase in the federal statutory corporate income tax rate, depending on (among other variables) the outcome of the 2020 U.S. presidential and congressional elections.

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

As a result of our acquisitions, we have recorded, and may continue to record, a significant amount of goodwill and other intangible assets. Under current accounting guidelines, we must assess, at least annually and potentially more frequently, whether the value of goodwill and other intangible assets has been impaired. The Company will perform its annual impairment test as of October 1, 2020. Due to the uncertainty that the global pandemic has presented, we have determined that, in the fourth quarter of 2020, we will perform a full Step 1 analysis for potential impairment of goodwill, which may lead to the conclusion that we should record an impairment charge to our goodwill, which may be substantial. Until we complete the analysis, we can provide no assurances as to the occurrence or amount of any possible impairment of goodwill. Any reduction or impairment of the value of goodwill or other intangible assets will result in additional charges against earnings, which could materially reduce our reported results of operations in future periods.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 4, 2019, our Board of Directors authorized a share repurchase program pursuant to which we were authorized to purchase up to one million shares of our common stock. We did not repurchase any shares of our common stock under the repurchase program during the three months ended September 30, 2020. As of September 30, 2020, 849,728 shares of our common stock remained available for repurchase under the program. The repurchase program expired on October 4, 2020. Under the repurchase program, at management’s discretion, we were authorized to repurchase shares on the open market from time to time, in privately negotiated transactions or block transactions, or through an accelerated repurchase agreement. There were no other repurchase programs outstanding during the three months ended September 30, 2020, and no repurchase programs expired that period.

During the three months ended September 30, 2020, no vested restricted shares were surrendered to us in satisfaction of tax withholding obligations.

ITEM 6.    EXHIBITS
Exhibits:

Exhibit No.	Description	Filed with this Form 10-Q	Incorporated by Reference
			Form	Filing Date	Exhibit No.
3.1	Amended and Restated Certificate of Incorporation, as amended		10-Q	August 6, 2010	3.1

3.2	Amended and Restated Bylaws		10-Q	November 1, 2017	3.2

4.1	Specimen certificate for the common stock		10-K	March 2, 2018	4.1

4.2	Description of Capital Stock		8-K	August 4, 2020	4.1

10.1	KVH Industries, Inc. Amended and Restated 2016 Equity and Incentive Plan		DEF 14A	April 29, 2020	Appx. A

31.1	Rule 13a-14(a)/15d-14(a) certification of principal executive officer	X

31.2	Rule 13a-14(a)/15d-14(a) certification of principal financial officer	X

32.1	Section 1350 certification of principal executive officer and principal financial officer	X

101
The following financial information from KVH Industries, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets (unaudited), (ii) the Consolidated Statements of Operations (unaudited), (iii) the Consolidated Statements of Comprehensive Income (Loss) (unaudited), (iv) the Consolidated Statement of Stockholders' Equity (unaudited), (v) the Consolidated Statements of Cash Flows (unaudited), and (vi) the Notes to Consolidated Interim Financial Statements (unaudited).
		X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 29, 2020

KVH Industries, Inc.

By:	/s/ DONALD W. REILLY
Donald W. Reilly
(Duly Authorized Officer and Chief Financial Officer)