Form 10-K/A
period 2020-12-31
KVH INDUSTRIES INC \DE\
filed 2021-04-30
CIK 1007587

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
Amendment No .1

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

As of June 30, 2020, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $144,621,573 based on the closing sale price of $8.93 per share as reported on the Nasdaq Global Select Market. Shares of common stock held by executive officers and directors of the registrant and their affiliates have been excluded from this calculation because such persons may be deemed affiliates. As of April 21, 2021, the registrant had 18,485,430 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K (this “Amendment”) amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 originally filed with the Securities and Exchange Commission on March 3, 2021 (the “Original Filing”). We are filing this Amendment to amend Part III, Items 10 through 14 of the Original Filing to include information previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K and to file exhibits required by this Amendment. Accordingly, Part III and Item 15 of Part IV of the Original Filing are hereby amended and restated as set forth below.

Except as described above, this Amendment does not amend, update or change any other items or disclosures in the Original Filing, and accordingly, should be read in conjunction with the Original Filing. Except as stated herein, this Amendment does not reflect events occurring after the date of the Original Filing, and no attempt has been made in this Amendment to modify or update other disclosures made in the Original Filing.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by our principal executive officer and our principal financial officer are filed as exhibits to this Amendment under Item 15 of Part IV hereof.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

Our executive officers are appointed by, and serve at the discretion of, our Board of Directors. Kathleen Keating, our senior director of creative and customer experience, is the wife of Martin A. Kits van Heyningen and Siobhan Kits van Heyningen, our senior product manager of airtime customer experience, is the daughter-in-law of Mr. Martin A. Kits van Heyningen.

Our executive officers and directors as of April 30, 2021 are as follows:

Name	Age	Position(s)
Martin A. Kits van Heyningen	62	Chairman of the Board, President and Chief Executive Officer
Roger A. Kuebel	59	Chief Financial Officer
Brent C. Bruun	55	Chief Operating Officer
Daniel R. Conway	67	Executive Vice President, Inertial Navigation
Mark Woodhead	50	Executive Vice President, Mobile Connectivity
Elizabeth Jackson	50	Executive Vice President of Strategy and Chief Marketing Officer
Robert J. Balog	57	Chief Technology Officer
Felise B. Feingold	51	Senior Vice President, General Counsel, Compliance Officer, Chief Data Privacy Officer and Secretary
Jennifer L. Baker	43	Vice President, Chief Accounting Officer
Mark S. Ain	78	Director
Stanley K. Honey	66	Director
Charles R. Trimble	79	Director
Robert E. Tavares	59	Director
James S. Dodez	62	Director
Danelle M. Barrett	53	Director

Executive Officers

Martin A. Kits van Heyningen. Martin A. Kits van Heyningen, one of our founders, has served as our president and a director since 1982, chief executive officer since 1990, and as our chairman of the Board of Directors since 2007. From 1980 to 1982, Mr. Kits van Heyningen was employed by the New England Consulting Group, a marketing consulting firm, as a marketing consultant. Mr. Kits van Heyningen received a B.A., cum laude, from Yale University and has been issued twelve patents. Our Nominating and Corporate Governance Committee determined that Mr. Kits van Heyningen should serve as a director because of his more than 34 years of industry experience as well as his executive leadership and management experience as our founder, president, chief executive officer and Chairman of the Board of Directors.

Roger A. Kuebel. Roger A. Kuebel has served as our chief financial officer since March 2021. From February 2014 to July 2020, Mr. Kuebel served as chief financial officer of Seaborn Networks Holdings, LLC, a developer and operator of a subsea fiber optic telecommunications network. In December 2019, Seaborn Networks caused two of its affiliated entities (Seabras 1 Bermuda Ltd. and Seabras 1 USA, LLC) to file a voluntary petition for reorganization under the United States Bankruptcy Code in connection with a financial restructuring of those two entities. From February 2009 until January 2014, Mr. Kuebel was Treasurer at Aspen Technology, Inc., a publicly traded supplier of process optimization software to the petro-chemical industry. Before joining Aspen Technology, Mr. Kuebel served as Treasurer of Global Crossing Ltd., a publicly traded telecommunications company, from 2004 to 2007, Assistant Treasurer and then Treasurer for Genuity Inc., an internet infrastructure services company, from 2000 to 2003, several positions of increasing responsibility within the Treasury function at GTE Corporation, an international telecommunications company from 1994 to 2000 and Manager of Financial Analysis for International Paper Company from 1993 to 1994. Mr. Kuebel began his finance career at Stern Stewart & Company, a boutique corporate finance consulting firm, where he served as a financial consultant from 1989 to 1993. Mr. Kuebel holds a B.S. in Management from Pennsylvania State University and a M.B.A. from the University of Chicago.

Brent C. Bruun. Brent C. Bruun has served as our chief operating officer with direct responsibility for our corporate development and mobile communication products and services for marine and land markets since July 2016 and direct responsibility for inertial navigation products since November 2018. Mr. Bruun also served as our interim chief financial officer from November 2020 to March 2021. From November 2012 to June 2016, Mr. Bruun served as our executive vice president of mobile broadband. From January 2011 to November 2012, he served as our senior vice president of global sales and business development. He served as our vice president of global sales and business development from July 2008 to December 2010. From January 2008 until joining KVH, Mr. Bruun worked as a private consultant. From January 2007 until January 2008, Mr. Bruun served as senior vice president of strategic initiatives for SES AMERICOM, a satellite operator providing services via its fleet of 16 geosynchronous satellites covering North America. In this position, he concentrated on global mobile broadband opportunities with particular emphasis on the maritime and aeronautical markets. Other positions held at SES AMERICOM included president of Americom’s Managed Solutions Division from July 2004 until December 2006 and senior vice president of business development from July 2002 until June 2004. Previously, Mr. Bruun held positions at KPMG LLP and General Electric. Mr. Bruun holds a B.S. in accounting from Alfred University and is a certified public accountant.

Daniel R. Conway. Daniel R. Conway has served as our executive vice president of inertial navigation (formerly guidance and stabilization) since November 2012. From January 2003 to November 2012, he served as our vice president of business development for military and industrial products. From March 2000 to December 2002, Mr. Conway was the vice president of sales and marketing at BENTHOS Inc., an oceanographic technology company with customers in the marine, oil and gas, government and scientific markets. From 1980 to January 2000, he served in a variety of positions at Anteon (formerly Analysis & Technology), including vice president for new business development and acquisition integration from 1997 to January 2000 and vice president of operations for the Newport, Rhode Island operation from 1991 to 1997. Mr. Conway served for five years as a member of the U.S. Navy nuclear submarine force and was a Commander in the U.S. Naval Reserve (Naval Intelligence) for more than 10 years. He is a graduate of the U.S. Naval Academy with post graduate studies in nuclear engineering, and he received an M.B.A. from the University of Rhode Island.

Mark Woodhead. Mark Woodhead has served as our executive vice president, mobile connectivity since November 2018. From March 2017 to November 2018, he served as our senior vice president, EMEA, overseeing sales activities in Europe, the Middle East and Africa for our mobile connectivity business. In these positions, Mr. Woodhead also had global responsibility for KVH Videotel, our former maritime training business. Mr. Woodhead previously served as our senior vice president for training and content, having joined KVH through our acquisition of Headland Media, Ltd. in May 2013. Prior to the acquisition, Mr. Woodhead served as managing director of Headland Media, Ltd., a UK based company that provided television shows, premium movies, sports, news channels, and music for exhibition in commercial locations, including ships at sea. Mr. Woodhead has a strong background in sales, having focused primarily on content licensing and syndication since earning a B.Sc. in politics and economics from the University of Newcastle upon Tyne in 1993. After more than eight years with the company, Mr. Woodhead has announced his intent to resign from his position, effective June 30, 2021, to pursue other opportunities.

Elizabeth Jackson. Elizabeth Jackson has served as our executive vice president of strategy and chief marketing officer since March 2021. Previously, she served as our senior vice president of strategy and chief marketing officer since November 2017. Before joining us, from March 2015 to November 2017, she held the position of chief marketing officer at DOTS Technology Corp., a company building a novel protein detection platform for consumer and industrial use. Ms. Jackson held chief marketing officer positions from February 2014 to March 2015 at HookLogic, Inc., an advertising technology performance marketing company, and from May 2011 to December 2013 at Summer Infant Inc., a publicly traded durable goods company. From 2007 to 2010, she was a consultant for Playtex Baby, a baby products division of Playtex Products Inc. Ms. Jackson has a B.A. from Princeton University and an M.B.A. from INSEAD in France.

Robert J. Balog. Robert J. Balog has served as our chief technology officer since January 2019. Previously, he served as our senior vice president, engineering from October 2008 to January 2019 and vice president of engineering, satellite products from February 2005 to October 2008. From June 2003 to January 2005, Mr. Balog served as president of his own engineering contract services company, Automation Services, Inc., a contract product development and services group specializing in a wide range of automation solutions. From June 2001 to May 2003, Mr. Balog served as vice president of engineering at ADE Corporation. From 1989 to April 2001, Mr. Balog held a number of positions at Speedline Technologies, Inc., a supplier of capital equipment to the electronics assembly industry, including general manager and vice president of research and development. He has served on the Board of Directors of the Surface Mount Equipment Manufacturers Association. Mr. Balog is the recipient of 14 U.S. patents. Mr. Balog holds a B.S. in Computer Science from Purdue University.

Felise B. Feingold. Felise B. Feingold has served as our senior vice president since June 2019, vice president, general counsel and secretary since August 2007, our compliance officer since December 2017 and our chief data privacy officer since August 2018. Before joining us, from January 2004 until July 2007, she held the position of vice president and general counsel for The Jean Coutu Group (PJC) USA, Inc., which operated the Brooks/Eckerd pharmacy chain, comprising more than 1,800 stores. Her other experience includes six years, from September 1998 to December 2004, as an attorney with the international law firm of McDermott, Will & Emery. Ms. Feingold holds a B.A. in government from Cornell University, a J.D. from Hofstra University School of Law, and an M.B.A. from Boston University Graduate School of Management.

Jennifer L. Baker. Jennifer L. Baker has served as our chief accounting officer and corporate controller since September 2016, becoming our principal accounting officer in May 2017 and vice president in January 2019. Previously, from November 2014 to September 2016, she served as our corporate controller. From October 2013 to November 2014, she served as our assistant controller. From December 2012 to September 2013, Ms. Baker served as director of corporate accounting and SEC reporting at Lionbridge Technologies, Inc., then a publicly traded provider of professional translation and localization services. From December 2010 to December 2012, Ms. Baker served as senior manager at The Corporate Finance Group, Inc., a financial consulting firm providing advisory services on a variety of complex accounting, reporting, and tax issues. Her other experience includes over nine years at KPMG LLP, leaving the firm as an audit senior manager. Ms. Baker is a certified public accountant and holds a B.S. in accounting and masters of accountancy from the Pamplin College of Business at Virginia Polytechnic Institute and State University.

Non-Employee Directors

Directors serving a term expiring at the 2021 annual meeting of stockholders (Class I directors):

Mark S. Ain. Mark S. Ain has served as one of our directors since 1997, our lead independent director of the Board since 2012, the chairman of our Compensation Committee since 1997, a member of our Audit Committee since 2000, a member of our Nominating and Corporate Governance Committee since February 2004, the chairman of the Nominating and Corporate Governance Committee since February 2015. He previously served on the Board of Directors of Kronos Incorporated, which he founded in 1977 and served as CEO until 2005. Mr. Ain also serves on the boards of various other private companies and charitable organizations. Mr. Ain served on the Board of Directors of Xcerra Corporation from September 2001 until October 2018. He received a B.S. from the Massachusetts Institute of Technology and an M.B.A. from the University of Rochester. Our Nominating and Corporate Governance Committee determined that Mr. Ain should serve as a director because of his 24 years of experience as a member of our Board of Directors combined with his executive and management experience serving as founder, chief executive officer and chairman of the Board of Directors of Kronos Incorporated as well as his experience as a member of the Board of Directors of Xcerra Corporation and various private companies.

Stanley K. Honey. Stanley K. Honey has served as one of our directors since 1997 and a member of our Nominating and Corporate Governance Committee since February 2004. Mr. Honey was a member of the Audit Committee from 1997 to 2003 and was reappointed as a member in February 2011 and as the chairman in August 2020. Mr. Honey served as the director of Technology for the America’s Cup Event Authority from April 2011 through December 2013, and as a consultant thereafter. From January 2004 through January 2005, Mr. Honey served as the chief scientist of Sportvision Systems, LLC, which he co-founded in November 1997. He served as president and chief technology officer of Sportvision Systems, LLC, from 2000 to January 2004 and as its executive vice president and chief technology officer from 1998 to 2000. From 1993 to 1997, Mr. Honey served as executive vice president of technology for the New Technology Group of News Corporation. From 1989 to 1993, Mr. Honey served as president and chief executive officer of ETAK, Inc., a wholly owned subsidiary of News Corporation. Mr. Honey founded ETAK in 1983 and served as its executive vice president of engineering until News Corporation acquired it in 1989. Mr. Honey received a B.S. from Yale University and an M.S. from Stanford University. Our Nominating and Corporate Governance Committee determined that Mr. Honey should serve as a director because of his 24 years of experience as a member of our Board of Directors as well as his executive and management experience serving in numerous senior level executive positions, his experience as co-founder of Sportvision Systems, LLC and founder of ETAK and his extensive knowledge of our marine customer base and the industry.

Directors (other than Mr. Kits van Heyningen) serving a term expiring at the 2022 annual meeting of stockholders (Class II directors):

Charles R. Trimble. Charles R. Trimble has served as one of our directors since 1999, a member of our Audit Committee since 2001, a member of our Compensation Committee since 2000 and a member of our Nominating and Corporate Governance Committee since February 2004. From 1981 to 1998, he served as the president and chief executive officer of Trimble Navigation Limited, a GPS company that he founded in 1978. Previously, he served as the manager of integrated circuit research and development at Hewlett Packard’s Santa Clara Division. Mr. Trimble is an elected member of the National Academy of Engineering, and he was Chairman of the United States GPS Industry Council from 1996 to 2013. In addition, Mr. Trimble is a member of the California Institute of Technology (Caltech) Board of Trustees. He received a B.S. in engineering physics, with honors, and an M.S. in electrical engineering from the California Institute of Technology. Our Nominating and Corporate Governance Committee determined that Mr. Trimble should serve as a director because of his 22 years of experience as a member of our Board of Directors combined with his executive leadership and management experience as co-founder, president and chief executive officer of Trimble Navigation Limited as well as his experience as an elected member of the National Academy of Engineering, Chairman of the United States GPS Industry Council and a member of the California Institute of Technology Board of Trustees.

Robert E. Tavares. Robert E. Tavares has served as one of our directors since April 2020. From March 2015 until September 2019, he served as Chief Executive Officer, President and member of the Board of the then public wireless technology company, API Technologies. Prior to joining API, Mr. Tavares served as President of Crane Electronics Inc., a provider of microelectronic based solutions for power and microwave applications to the defense, commercial aerospace, and medical markets, from March 2012 to February 2015, President of US Operations at e2v aerospace & defense Inc., a leading supplier of technology solutions in RF power and semiconductors, from July 2011 to March 2012, and in various management roles at Tyco Electronics, M/A Com Division, from May 1985 to February 2010. Mr. Tavares holds a B.S in Engineering from the University of Massachusetts, Dartmouth. Our Nominating and Corporate Governance Committee determined that Mr. Tavares should serve as a director because of his more than 30 years of experience in the commercial and defense applications technology industry combined with his executive leadership and management experience as Chief Executive Officer, President and Board member of API Technologies. Mr. Tavares was appointed as a director pursuant to the terms of a cooperation agreement we entered into in April 2020 with Vintage Capital Management, LLC and Kahn Capital Management, LLC.

Directors serving a term expiring at the 2023 annual meeting of stockholders (Class III directors):

James S. Dodez. James S. Dodez has served as one of our directors since June 2017. In August 2020, Mr. Dodez became a member of the Nominating and Corporate Governance Committee and the Audit Committee. Mr. Dodez served as our Strategy Advisor from May 2015 to April 2017. He served as our Senior Vice President of Marketing and Strategic Planning from March 2013 to May 2015, our Vice President of Marketing and Strategic Planning from March 2007 to February 2013, our Vice President of Marketing from October 1998 to March 2007, our Vice President of Marketing and Reseller Sales from 1995 to October 1998 and our Marketing Director from 1986 to 1995. Before joining us, Mr. Dodez was the Marketing Director at Magratten Wooley, Inc., an advertising agency, where he managed KVH’s account from 1983 to 1986. Mr. Dodez received a B.S. in business with an emphasis in marketing from Miami University. Our Nominating and Corporate Governance Committee determined that Mr. Dodez should serve as a director because of his experience as a member of our Board of Directors combined with more than 30 years of industry experience and his knowledge of the strategic challenges faced by our company.

Danelle M. Barrett. Danelle M. Barrett has served as one of our directors since June 2020. Since November 2020, Ms. Barrett has served as an independent director of Federal Home Loan Bank of New York and Protego Trust Company. Since February 2020, Ms. Barrett has served as a consultant for Deep Water Point, LLC. From March 2017 to October 2019, she served as the Cybersecurity Division Director and Deputy Chief Information Officer of the U.S. Navy, where she managed the U.S. Navy’s worldwide cybersecurity strategy, policy and information technology architectures. From July 2015 to March 2017, she served as Director of Current Operations at the United States Cyber Command, where she led a global team providing direction for cyber offensive and defensive operations. From September 2013 to July 2015, Ms. Barrett served as Chief of Staff for the Navy Information Forces Command, a combat force for cyber, intelligence, telecommunications and other missions. From September 2011 to September 2013, she served as Commanding Officer of the Naval Computer and Telecommunications Area Master Station Atlantic, a Navy telecommunications station, and was responsible for 2,700 people in 15 organizations worldwide. Prior to that, she held other positions in the U.S. Navy from 1989 to 2011, including Senior Information Professional Detailer at the Naval Personnel Command from March 2010 to September 2011 and Assistant Chief of Staff for Communications and Combat Systems for Carrier Strike Group Two from November 2007 to March 2010. Ms. Barrett received a Bachelor of Arts in History from Boston University, a Master of Science in Management Information Systems from Syracuse University and Masters of Arts in National Security and Strategic Studies from the U.S. Naval War College, Human Resource Development from Webster University and Management from Webster University. She has published 36 articles. Our

Nominating and Corporate Governance Committee determined that Ms. Barrett should be nominated to serve as a director because of her more than 30 years of experience in global telecommunications operations, cybersecurity strategy, policy, and information technology architectures, which, coupled with her military background, offers unique and comprehensive insight to meet the strategic goals of both business units of our company.

Our Board of Directors is divided into three classes. We refer to these classes as Class I, Class II and Class III. The term of one class of directors expires each year at the annual meeting of stockholders. Each director also continues to serve as a director until his or her successor is duly elected and qualified. Our Class I directors, whose term expires at the annual meeting of stockholders in 2021, are Messrs. Ain and Honey. Our Class II directors, whose term expires at the annual meeting of stockholders in 2022, are Messrs. Kits van Heyningen, Tavares and Trimble. Our Class III directors, whose term expires at the annual meeting of stockholders in 2023, are Mr. Dodez and Ms. Barrett.

CERTAIN CORPORATE GOVERNANCE MATTERS

Board Committees

Our Board of Directors has three standing committees: the Audit Committee, the Nominating and Corporate Governance Committee, and the Compensation Committee. Each member of the Audit Committee, the Nominating and Corporate Governance Committee, and the Compensation Committee meets the independence requirements of the Nasdaq Stock Market for membership on the committees on which he serves. The Audit Committee, the Nominating and Corporate Governance Committee and the Compensation Committee each have the authority to retain independent advisors and consultants. We pay the fees and expenses of these advisors. Our Board of Directors has adopted a written charter for each of the Audit Committee, the Nominating and Corporate Governance Committee and the Compensation Committee. We have made each of these charters available through the Investors Relations page of our website at https://ir.kvh.com/investor-resources/committee-composition.

Audit Committee

As of December 31, 2020, our Audit Committee was comprised of Messrs. Ain, Dodez, Honey and Trimble. Our Audit Committee provides the opportunity for direct contact between our independent registered public accounting firm and members of the Board of Directors; the auditors report directly to the Committee. The Committee assists the Board in overseeing the integrity of our financial statements, our compliance with legal and regulatory requirements, our cybersecurity program, our independent registered public accounting firm’s qualifications and independence, and the performance of our independent registered public accounting firm. The Committee is directly responsible for appointing, compensating, evaluating and, when necessary, terminating our independent registered public accounting firm. Our Audit Committee has established procedures for the treatment of complaints regarding accounting, internal accounting controls or auditing matters, including procedures for the confidential and anonymous submission by our employees of concerns regarding questionable accounting, internal accounting controls or auditing matters. Our Board has determined that Mr. Honey is an Audit Committee financial expert under the rules of the SEC.

Nominating and Corporate Governance Committee

As of December 31, 2020, our Nominating and Corporate Governance Committee was comprised of Messrs. Ain, Dodez, Honey and Trimble. Our Nominating and Corporate Governance Committee’s responsibilities include providing recommendations to our Board of Directors regarding nominees for director and membership on the committees of our Board. An additional function of the committee is to develop corporate governance practices to recommend to our Board and to assist our Board in complying with those practices.

Compensation Committee

As of December 31, 2020, our Compensation Committee was comprised of Messrs. Ain, Honey and Trimble. The Compensation Committee’s responsibilities include providing recommendations to our Board regarding the compensation levels of directors, reviewing and approving the compensation levels of executive officers, providing recommendations to our Board regarding compensation programs, administering our incentive compensation plans and equity based plans, authorizing grants under our stock option and incentive plans, and authorizing other equity compensation arrangements.

Code of Ethics

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

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. SEC regulations require executive officers, directors and greater-than-ten-percent stockholders to furnish us with copies of all Section 16(a) forms they file.

Based solely upon a review of Forms 3, 4, and 5, and amendments thereto, furnished to us with respect to 2020, we believe that all Section 16(a) filing requirements applicable to our executive officers, directors and greater-than-ten-percent stockholders were fulfilled in a timely manner, except that Robert Tavares did not file a Form 4 to report one transaction and each of Danelle Barrett and Robert Tavares did not timely file a Form 4 to report one transaction.

ITEM 11.	Executive Compensation

Executive Summary

Our executive compensation program provides a mix of fixed and variable pay to balance executive retention with rewards for achieving short-term operational performance goals and creating long-term stockholder value and encouraging executive retention. Our 2020 executive compensation program provided for (a) fixed compensation in the form of salaries designed to provide a competitive baseline of compensation, (b) short-term variable compensation in the form of a cash-based incentive compensation program designed to reward achievement of our financial and business goals for 2020 and (c) long-term variable compensation in the form of equity awards designed to reward our executives primarily through increases in the price of our common stock.

Highlights of our executive compensation program include the following:

Base Salary. Base salaries of our named executive officers provide fixed compensation to reward individual value that the executive brings to us through experience and past and expected future contributions to our success while factoring in our specific needs and the base salaries of executives with comparable responsibilities at similar organizations. With the assistance of Radford Surveys and Consulting, an Aon Consulting Company (“Radford”), the Compensation Committee reviewed the base salaries of our named executive officers against those of a peer group of companies and other survey data. We refer to the peer group data and the survey data collectively as the survey data. The Compensation Committee believes that aligning the base salaries of our named executive officers with appropriate benchmarks is especially critical to a competitive compensation program, as other elements of our compensation are determined as a percentage of base salary. For 2020, the Compensation Committee concluded that the base salaries of our named executive officers approximated the median for their respective positions, falling on average at 3% above the 50th percentile of the survey data. The Compensation Committee determined that a 3% cost-of-living increase was appropriate for the base salaries of our Chief Operating Officer and Chief Technology Officer and that no adjustment to the Chief Executive Officer’s base salary was warranted. Under a cash conservation and cost reduction plan (the “Cost-Savings Plan”) ratified and approved by the Compensation Committee in May 2020 to address the potential adverse impact of the COVID-19 pandemic, the base salaries of our named executive officers were reduced by 15% for the Chief Executive Officer and 10% for our other named executive officers from May 11, 2020 until September 25, 2020, the point at which we determined that the Cost-Savings Plan was no longer warranted.

Annual Cash-based Incentive Compensation. In 2020, we utilized a cash based incentive compensation plan that tied executive pay to the achievement of our annual corporate and business unit performance goals and certain individual performance goals. This incentive program was intended to award compensation based on the degree to which our actual financial results met the corporate and business unit financial goals of our internal business plan and the degree to which the executives met their individual performance goals. Each executive’s target amount of incentive compensation for 2020 represented the same percentage of base salary for 2020 as for 2019. For 2020, the target incentive compensation (as a percentage of base salary) selected for the named executive officers averaged 5% below the median of our survey data.

For 2020, the Compensation Committee approved a formula for calculating the cash based incentive compensation of our named executive officers, under which 25% of their target incentive compensation was based on the degree of achievement of our mobile connectivity performance goals, 25% was based on the degree of achievement of our inertial navigation performance goals, 25% was based on the degree of achievement of our corporate performance goals and 25% was based on the degree of achievement of individual performance goals. Under the Cost-Savings Plan ratified and approved by the Compensation Committee in May 2020 to address the potential adverse impact of the COVID-19 pandemic, the portion of each named executive officer’s target incentive compensation attributable to individual performance during 2020 under the 2020 incentive compensation plan was reduced by 30% from May 11, 2020 until September 25, 2020.

The Compensation Committee gave equal weight in the formula to performance at the corporate level and at each business unit level because it wished to align the interests of the named executive officers with strong performance at all levels, to promote accountability for budgeted targets and to promote cooperation across the company.

The corporate performance portion of the incentive compensation was based on the degree of achievement of our goals for revenue and earnings before interest, taxes, depreciation, amortization, acquisition related expenses, equity based compensation expenses and any one time charges approved by the Compensation Committee, or adjusted EBITDA. The business unit performance portions of the incentive compensation were each based on the degree of achievement of our goals for the relevant business unit’s revenue and business unit profit, which was defined as business unit revenue less cost of goods sold and direct operating expenses attributable to the operation of that business unit, but without deductions for depreciation, amortization, acquisition related expenses, equity based compensation expenses, or any one time charges approved by the Compensation Committee, and without any allocation for corporate engineering, marketing or administrative costs. The Compensation Committee selected revenue, adjusted EBITDA and business unit profit as performance measures because it believed that they measure how well or poorly we performed from a financial standpoint.

In March 2021, after reviewing our overall financial performance for 2020, the Compensation Committee determined not to make any awards with respect to the portion of each named executive officer’s incentive compensation target attributable to corporate performance or business unit performance. The Compensation Committee determined that each of the named executive officers achieved 100% of their individual target performance incentive compensation goals for 2020, a portion of which was reduced by the Compensation Committee under the Cost-Savings Plan described above by 30% for the period of time that the COVID-19 related base salary reductions were in place (i.e., from May 11, 2020 to September 25, 2020), resulting in a net payout of 87% of each named executive officer’s target bonus attributable to achievement of individual performance goals.

The Compensation Committee purposely establishes corporate and business unit performance goals that are difficult to achieve in order to incent superior performance. In the past four years, we have not awarded any incentive compensation to any of our named executive officers with respect to our corporate or business unit performance goals, excluding certain non-refundable prepayments made in 2019.

Long Term Equity Incentives. Equity incentives are designed to reward the achievement of long term growth in the price of our common stock. The equity grants to our named executive officers in 2020 consisted of both options and restricted stock awards, with four year vesting periods designed to support the retention of our named executive officers and to encourage the executives to focus on the long term performance of our stock price. Consistent with prior years, the Compensation Committee decided to grant a mix of restricted stock and option awards in order to balance the benefit of restricted stock awards, which offer greater executive retention while aligning the executive’s compensation with stockholder interests, with the benefit of option awards, which more closely align the interests of our executives with the interests of our stockholders because options generate cash value only with stock price appreciation. The Compensation Committee believed that granting equity incentives was the best method of motivating the named executive officers to manage our operations in a manner that is consistent with the long term interests of our stockholders. The grant date fair values of the equity awards granted to the named executive officers in 2020 ranged from approximately 62% to 79% of the survey data median for their respective positions.

Pay Practices. We do not use certain executive pay practices that stockholder advocates consider to be problematic. For example, we do not provide extensive perquisites to our named executive officers, we do not have long term employment agreements, we do not have guaranteed severance programs, and we do not provide any tax gross ups. We have no guaranteed salary increases.

Consultant Independence. Our Compensation Committee’s independent consultant is retained directly by the Compensation Committee, provides no other services to us, and has provided the Committee with a written attestation of its independence from management.

Summary Compensation Table for 2020

The following table provides information concerning the compensation earned by our CEO and each of our two most highly compensated executive officers other than the CEO (collectively with the CEO, our “named executive officers”) during 2020.

In 2020, the salary and bonus (including the non-equity incentive plan compensation) of our named executive officers as a percentage of total compensation ranged from 41% to 58%.

		Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
Name and Principal Position	Year	($)	($)(1)	($)(2)	($)(3)	($)(4)	($)(5)	($)
Martin A. Kits van Heyningen	2020	502,725	1,000	529,773	326,623	102,815	21,393	1,484,329
President, Chief Executive Officer and Chairman of the Board of Directors	2019	522,833	118,638	446,516	328,739	—	20,382	1,437,108
Brent C. Bruun	2020	401,539	1,000	154,499	154,431	54,013	22,834	788,316
Chief Operating Officer	2019	400,000	61,000	210,972	150,904	45,000	23,400	891,276
Robert J. Balog	2020	321,046	1,000	123,603	123,545	28,807	12,267	610,268
Chief Technology Officer	2019	320,000	33,000	152,780	120,723	30,400	14,400	671,303

(1) For both 2020 and 2019, reflects $1,000 annual holiday bonuses earned and paid in 2020 and 2019, respectively. For 2019, also reflects non-refundable, pre-paid portions of non-equity incentive plan compensation for 2019 determined and paid in March 2019. For more information, see note (4) below.
(2)    Amounts shown do not reflect compensation actually received by the named executive officer. Instead, the amounts shown represent the aggregate grant date fair value, computed using the closing price of our common stock on the date of grant in accordance with Accounting Standards Codification 718, Compensation – Stock Compensation (ASC 718), of restricted stock awards granted during each year, excluding the impact of estimated forfeitures related to service-based vesting conditions.
(3)    Amounts shown do not reflect compensation actually received by the named executive officer. Instead, the amounts shown represent the aggregate grant date fair value, computed using the Black-Scholes option pricing model in accordance with ASC 718, of options granted during each year, excluding the impact of estimated forfeitures related to service-based vesting conditions. The assumptions made to determine the value of these awards are set forth in Note 7 of our Consolidated Financial Statements included in our annual report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on March 3, 2021.
(4)    For 2020, the table reflects amounts that were earned under our management incentive compensation plan for 2020 performance and that were determined and paid in March 2021. For 2019, the table reflects amounts that were earned under our management incentive compensation plan for 2019 performance that were determined and paid in March 2020. In addition, a portion of each executive’s incentive compensation (representing 25% of the executive’s original target incentive compensation amount) was pre-paid in March 2019. Because those amounts were not refundable, they are reported in the “Bonus” column rather than the “Non-Equity Incentive Plan Compensation” column.
(5)    Reflects the value of 401(k) matching contributions and automobile and housing allowances. Mr. Kits van Heyningen's automobile allowance was $15,360 and $12,852 for 2020 and 2019, respectively. Mr. Bruun's automobile and housing allowance was $15,000 for both 2020 and 2019. Mr. Balog’s automobile allowance was $6,000 for both 2020 and 2019. Our named executive officers did not receive any other perquisites or personal benefits.

For information regarding the material terms of our management incentive compensation plan for 2020 and equity awards granted in 2020, see “Executive Summary” above and the table below entitled “Outstanding Equity Awards at December 31, 2020”, including the footnotes.

Outstanding Equity Awards at December 31, 2020

The following table provides information concerning outstanding equity awards held by the named executive officers on December 31, 2020.

	Option Awards			Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date (2)	Grant Date of Shares of Stock That Have Not Vested	Number of Shares of Stock That Have Not Vested (#) (3)	Market Value of Shares of Stock That Have Not Vested ($)(4)
Martin A. Kits van Heyningen					3/30/2017	9,274	105,260
					6/6/2018	14,355	162,929
					6/5/2019	26,437	300,060
					8/2/2020	65,243	740,508
	88,383	29,460	7.85	3/30/2022
	42,842	42,840	11.30	6/6/2023
	27,051	81,151	9.33	6/5/2024
	-	113,462	8.12	8/2/2025
Brent C. Bruun					3/30/2017	4,051	45,979
					6/6/2018	6,201	70,381
					6/5/2019	12,135	137,732
					8/2/2020	19,027	215,956
	38,604	12,867	7.85	3/30/2022
	18,508	18,506	11.30	6/6/2023
	12,418	37,251	9.33	6/5/2024
	-	53,646	8.12	8/2/2025
Robert J. Balog					3/30/2017	3,189	36,195
					6/6/2018	4,956	56,251
					6/5/2019	9,708	110,186
					8/2/2020	15,222	172,770
	-	10,130	7.85	3/30/2022
	14,794	14,792	11.30	6/6/2023
	9,934	29,801	9.33	6/5/2024
	-	42,917	8.12	8/2/2025
(1)    Except for options granted in 2017 (which expire in 2022), options vest and become exercisable in equal installments on the first four anniversaries of the grant date. Options granted in 2017 (which expire in 2022) vest and become exercisable in four equal installments, the remaining dates of which are as follows for each of the following named executive officers: Mr. Kits van Heyningen: 3/4/2021; Mr. Bruun: 3/11/2021 and Mr. Balog: 3/13/2021.
(2)    Each option was granted five years before the option expiration date and has a five year term.
(3)    Except as described below, restricted stock awards vest in equal installments on the first four anniversaries of the grant date. Restricted stock awards granted in 2017 vest in four equal installments, the remaining dates of which are as follows for each of the following named executive officers: Mr. Kits van Heyningen: 3/26/2021; Mr. Bruun: 3/19/2021; and Mr. Balog: 3/17/2021. The retention restricted stock awards granted in March 2019 to Mr. Kits van Heyningen in the amount of 11,108 shares; Mr. Bruun in the amount of 5,666 shares; and Mr. Balog in the amount of 3,022 shares, vested in four equal quarterly installments on 3/31/2019, 6/30/2019, 9/30/2019 and 12/31/2019.

(4)    Market value is calculated by multiplying the number of restricted stock awards that have not vested by $11.35, which was the closing price of our common stock on the Nasdaq Global Select Market on December 31, 2020.

Director Compensation

Our director compensation program for 2020 was unchanged from 2019; however, as part of the Cost-Savings Plan approved by the Compensation Committee in May 2020, the Compensation Committee implemented a 15% reduction in the directors’ annual fee beginning May 11, 2020, resulting in an effective full-year reduction of 9%. Our director compensation program is designed to provide a majority of the directors’ compensation in the form of equity awards and the remainder of the directors’ compensation in cash in the form of annual retainers and meeting fees.

Under our director compensation program, each newly elected non-employee director will automatically receive on the date of his or her election a restricted stock award of 10,000 shares of common stock. Each initial grant will vest in four equal quarterly installments after the date of grant. In accordance with this policy, each of Mr. Tavares and Ms. Barrett, as newly elected non-employee directors in 2020, automatically received a restricted stock award of 10,000 shares of common stock effective on the date of his or her election, April 8, 2020 and June 10, 2020, respectively, the fair value of which was $91,700 and $90,100, respectively.

Our director compensation program also provides that, at the first meeting of the Board of Directors following the annual meeting of stockholders, continuing non-employee directors automatically receive a restricted stock award of 5,000 shares of common stock. Each restricted stock award vests in four equal quarterly installments after the date of grant. In accordance with this policy, each of Messrs. Ain, Dodez, Honey and Trimble received a restricted stock award of 5,000 shares of common stock effective August 4, 2020 the fair value of which was $40,850 on the date of grant.

In addition, each non-employee director who is appointed to serve on the Audit Committee of our Board of Directors will receive, on the date of his or her initial appointment, a restricted stock award of 5,000 shares of our common stock and an additional restricted stock award of 5,000 shares on each annual reappointment to the Audit Committee. Each restricted stock award vests in four equal quarterly installments after the date of grant. In accordance with this policy, each of Messrs. Ain, Dodez, Honey and Trimble received a restricted stock award of 5,000 shares of common stock effective August 4, 2020, the fair value of which was $40,850 on the date of grant. Each initial grant will vest in four equal quarterly installments after the date of grant.

Under our director compensation program, we pay our non-employee directors cash compensation in the form of annual retainers and meeting fees. Under the program, non-employee directors normally receive an annual retainer of $26,250, as well as $2,625 for each regularly scheduled quarterly board meeting that they attend.

Non-employee directors who also serve as members of the Audit and Compensation Committees normally receive additional annual compensation of $3,150 and $2,100, respectively, except that the Chairman of each of the Audit and Compensation Committees normally receives additional annual compensation of $6,825 and $3,150, respectively. Our director compensation program does not provide other cash compensation for attending any other Board or Committee meetings. Directors who are employees do not receive separate fees for their services as directors. We paid compensation to Martin A. Kits van Heyningen as set forth in the “Summary Compensation Table For 2020”.

Pursuant to the Cost-Savings Plan approved by the Compensation Committee in May 2020, the retainers and meeting fees payable to our non-employee directors were reduced by approximately 10% and 15%, respectively, during the period from May 11, 2020 to September 25, 2020, the date on which the retainers and meeting fees were restored to their normal levels.

Director Compensation Table for 2020

The following table provides information regarding the compensation of our directors for 2020 who were not named executive officers for 2020.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Total ($)(2)
Stanley K. Honey	41,137	81,700	122,837
Danelle M. Barrett	31,207	90,100	121,307
Mark S. Ain	39,132	81,700	120,832
Charles R. Trimble	38,193	81,700	119,383
Robert E. Tavares	26,390	91,700	118,090
James S. Dodez	36,285	81,700	117,985
Bruce J. Ryan (3)	2,231	—	2,231

(1)    Amounts shown do not reflect compensation actually received by the director. Instead, the amounts shown represent the aggregate grant date fair value, computed using the market price on the date of grant in accordance with ASC 718, of restricted stock awards granted during 2020, excluding the effect of estimated forfeitures.
(2)    Amounts shown reflect actual cash earned during 2020 as well as the aggregate grant date fair value of stock awards granted during 2020. Refer to the “Outstanding Director Equity Awards at December 31, 2020” table for information concerning outstanding equity awards held by our non-employee directors.
(3)    During 2020, Mr. Ryan served as one of our directors until June 10, 2020, the date of our 2020 annual meeting of stockholders, when his term as a director concluded.

Outstanding Director Equity Awards at December 31, 2020

The following table provides information concerning outstanding equity awards held by our directors who were not named executive officers on December 31, 2020.

	Stock Awards
Name	Grant Date of Shares of Stock That Have Not Vested	Number of Shares of Stock That Have Not Vested (#)	Market Value of Shares of Stock That Have Not Vested ($)(1)
Mark S. Ain	8/4/2020	7,500(2)	85,125
Charles R. Trimble	8/4/2020	7,500(2)	85,125
Stanley K. Honey	8/4/2020	7,500(2)	85,125
James S. Dodez	8/4/2020	7,500(2)	85,125
Robert E. Tavares	4/8/2020	5,000(3)	56,750
Danelle M. Barrett	6/10/2020	5,000(4)	56,750

(1)    Value is calculated by multiplying the number of restricted stock awards that have not vested by $11.35, the closing price of our common stock on the NASDAQ Global Select Market on December 31, 2020.
(2)    Amounts reflect restricted stock awards granted on August 4, 2020, which vest in four equal quarterly installments, the first of which vested on November 4, 2020.
(3)    Amount reflects restricted stock awards granted on April 8, 2020, which vest in four equal quarterly installments, the first of which vested on July 8, 2020.

(4)    Amount reflects restricted stock awards granted on June 10, 2020, which vest in four equal quarterly installments, the first of which vested on September 10, 2020.

Equity Compensation Plans

The following table provides information as of December 31, 2020 regarding shares authorized for issuance under our equity compensation plans, including individual compensation arrangements.

The outstanding equity compensation plans approved by our stockholders as of December 31, 2020 were the Amended and Restated 2016 Equity and Incentive Plan, or the 2016 Plan, and the Amended and Restated 1996 Employee Stock Purchase Plan. As of December 31, 2020, we did not have any equity compensation plans not approved by our stockholders.

Under the 2016 Plan, each share issued under awards other than options and stock appreciation rights reduces the number of shares reserved for issuance by two shares (but reduces the maximum annual number of shares that may be granted to a participant only by one share), and each share issued under options or stock appreciation rights reduces the number of shares reserved for issuance by one share.

The following table does not reflect grants from January 1, 2021 through April 21, 2021 of 149,257 restricted stock awards with a weighted average grant date fair value of $12.68 per share, nor does it reflect grants during that period of non-qualified stock options to purchase an aggregate of 479,091 shares of common stock at a weighted-average exercise price of $12.68 per share.

The restricted stock awards and stock options reflected in the table were granted on the following terms as determined by the Compensation Committee: (a) in the case of restricted stock awards, the grantee received the restricted stock award without payment of cash consideration, and (b) in the case of stock options, the exercise price per share of the stock option was equal to the closing price of our common stock on the Nasdaq Global Select Market on the date of the grant.

Equity Compensation Plan Information as of December 31, 2020

Plan category	Number of shares to be issued upon exercise of outstanding options, warrants and rights (#) column (a)	Weighted-average exercise price of outstanding options, warrants and rights ($) column (b)	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a)(#)) column (c)
Equity compensation plans approved by stockholders	2,035,202(1)	9.25	2,030,932(2)
Equity compensation plans not approved by stockholders	—	—	—
Total	2,035,202(1)	9.25	2,030,932(2)

(1)    Does not include 556,107 shares of restricted stock granted under the 2016 Plan which were not vested as of December 31, 2020 and therefore subject to forfeiture. The weighted average grant date fair value of these shares of restricted stock was $8.90.
(2)    Each share issued under awards other than options or stock appreciation rights reduces the number of shares reserved for issuance by two shares (but reduces the maximum annual number of shares that may be granted to a participant only by one share), and each share issued under options or stock appreciation rights reduces the shares reserved for issuance by one share. Includes 846,704 shares of common stock reserved for issuance under our Amended and Restated 1996 Employee Stock Purchase Plan.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

At the close of business on April 21, 2021, there were 18,485,430 shares of our common stock outstanding. On April 21, 2021, the closing price of our common stock as reported on the NASDAQ Global Select Market was $13.47 per share.

Principal Stockholders

The following table provides, to the knowledge of management, information regarding the beneficial ownership of our common stock as of April 21, 2021, or as otherwise noted, by:

•each person known by us to be the beneficial owner of more than five percent of our common stock;
•each of our directors;
•each executive officer named in the summary compensation table; and
•all of our current directors and executive officers as a group.

The persons named in this table have sole voting and investment power with respect to the shares listed, except as otherwise indicated. The inclusion of shares listed as beneficially owned does not constitute an admission of beneficial ownership. Shares included in the “Right to acquire” column consist of shares that may be purchased through the exercise of options that are vested or will vest within 60 days after April 21, 2021.

	Shares beneficially owned
	Outstanding	Right to Acquire	Total Shares	Percent of Outstanding
5% Stockholders
Systematic Financial Management, L.P.(1) 300 Frank W. Burr Blvd., Glenpointe East, 7 Floor Teaneck, NJ 07666	1,704,926	—	1,704,926	9.2
Vintage Capital Management, LLC(2) 4705 S. Apopka Vineland Road, Suite 206 Orlando, FL 32819	1,700,000	—	1,700,000	9.2
Needham Investment Management, L.L.C.(3) 250 Park Avenue, 10th Floor New York, NY 10117 1099	1,591,498	—	1,591,498	8.6
VIEX Capital Advisors, LLC Group(4) 323 Sunny Isles Blvd., Suite 700 Sunny Isles Beach, FL 33160	1,262,097	—	1,262,097	6.8
BlackRock, Inc.(5) 55 East 52nd Street New York, NY 10055	1,243,518	—	1,243,518	6.7
Dimensional Fund Advisors LP (6) Building One 6300 Bee Cave Road Austin, TX 78746	1,074,109	—	1,074,109	5.8
Directors
Martin A. Kits van Heyningen(7)	923,779	240,702	1,164,481	6.2
Stanley K. Honey(8)	166,875	—	166,875	*
Mark S. Ain(9)	163,246	—	163,246	*
Charles R. Trimble(10)	132,000	—	132,000	*
James S. Dodez	52,381	—	52,381	*
Robert Tavares	30,000	—	30,000	*
Danelle Barrett	10,000	—	10,000	*
Other Named Executive Officers
Brent C. Bruun	140,737	91,199	231,936	1.2
Robert Balog	86,882	52,188	139,070	*
All current directors and executive officers as a group (15 persons)(11)	1,986,168	506,789	2,492,957	13.1
* Less than one percent.
(1)    Information is based on a Schedule 13G filed by Systematic Financial Management, L.P. with the SEC on February 11, 2021. The Schedule 13G states that Systematic Financial Management, L.P. has sole voting power for 1,052,814 shares and sole dispositive power for 1,704,926 shares.
(2)    Information is based on a Schedule 13D/A filed jointly by Vintage Capital Management, LLC, Kahn Capital Management, LLC, and Brian R. Kahn with the SEC on February 5, 2020, as amended on February 6, 2020 and April 10, 2020. The Schedule 13D/A indicates that Kahn Capital Management, LLC is a member and majority owner of Vintage Capital Management, LLC and that Brian R. Kahn is the manager and a member of Vintage Capital Management, LLC and the manager and sole member of Kahn Capital Management, LLC. The Schedule 13D/A states that each reporting person may be deemed to share voting and dispositive power for all 1,700,000 shares.
(3)    Information is based on a Schedule 13G/A filed jointly by Needham Investment Management L.L.C., Needham Asset Management, LLC and George A. Needham with the SEC on February 16, 2021. The Schedule 13G/A indicates that Needham Asset Management, LLC is the managing member of Needham Investment Management L.L.C. and that George A. Needham is a control person of Needham Asset Management, LLC. The Schedule 13G/A states that each reporting person may be deemed to share voting and dispositive power for all 1,591,498 shares.

(4)    Information is based on a Schedule 14A filed jointly by VIEX Capital Advisors, LLC, VIEX Opportunities Fund, LP – Series One, VIEX Special Opportunities Fund II, LP, VIEX GP, LLC, VIEX Special Opportunities GP II, LLC, Bradley L. Radoff, Peter T. Shaper, Eric Singer and John Mutch on April 26, 2021. The Schedule 14A states that VIEX Capital Advisors, LLC and the other participants in VIEX Capital Advisors, LLC’s solicitation collectively beneficially own 1,262,097 shares and that each of VIEX Capital Advisors, LLC and Mr. Singer beneficially owns 1,068,597 shares.
(5)    Information is based on a Schedule 13G/A filed by BlackRock, Inc. with the SEC on January 29, 2021. The Schedule 13G/A states that BlackRock, Inc. has sole voting power for 1,225,466 shares and sole dispositive power for 1,243,518 shares.
(6)    Information is based on a Schedule 13G/A filed by Dimensional Fund Advisors LP with the SEC on February 12, 2021. The Schedule 13G/ A states that Dimensional Fund Advisors LP has sole voting power for 1,023,110 shares and sole dispositive power for 1,074,109 shares.
(7)    Includes 12,572 shares of common stock outstanding and 4495 right to acquire shares held by Martin A. Kits van Heyningen’s spouse, who is our creative director.
(8)    Includes 155,500 shares of common stock held in trust for Stanley K. Honey and his spouse.
(9)    Includes 43,000 shares of common stock held in trust for Mark S. Ain.
(10)    Includes 25,000 shares of common stock held by Charles R. Trimble’s spouse.
(11)    Includes 2,523 shares of common stock held by Daniel R. Conway’s spouse.

ITEM 13.	Certain Relationships and Related Transactions and Director Independence

Director Independence

A majority of our directors are independent directors under the rules of the Nasdaq Stock Market. Our Board of Directors has determined that our independent directors are Messrs. Ain, Barrett, Dodez, Honey, Tavares and Trimble. Our Board of Directors had previously determined that Bruce Ryan, who during 2020 served as one of our directors until his term expired on the date of our 2020 annual meeting of stockholders, was also an independent director.

Policies and Procedures for Related Party Transactions

Pursuant to our Code of Ethics, our executive officers, directors and employees are to avoid conflicts of interest, except with the approval of the Board of Directors. A related party transaction would be a conflict of interest. Pursuant to its charter, the Audit Committee must review and approve in advance all related party transactions. It is our policy that the Audit Committee review and approve transactions involving us and “related parties” (which includes our directors, director nominees and executive officers and their immediate family members, as well as stockholders known by us to own five percent or more of our common stock and their immediate family members). The policy applies to any transaction in which we are a participant and any related party has a direct or indirect material interest, where the amount involved in the transaction exceeds $120,000 in a single calendar year, excluding transactions in which standing pre-approval has been given. Pre-approved transactions include:

•Compensation of directors and executive officers provided that such compensation is approved by the Board of Directors or Compensation Committee or such compensation plan or other arrangement is generally available to full time employees in the same jurisdiction; and
•Transactions where the related party’s interest arises solely from ownership of our common stock and such interest is proportionate to the interests of stockholders.

The Audit Committee is responsible for reviewing the material facts of all related party transactions, subject to the exceptions described above. The Audit Committee will either approve or disapprove the entry into the related party transaction. If advance approval is not feasible, the transaction will be considered and, if the Audit Committee determines it to be appropriate, ratified at the Audit Committee’s next regularly scheduled meeting. In determining whether to approve or ratify a transaction with a related party, the Audit Committee will take into account, among other factors that it determines to be appropriate:

•whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances;
•the business reasons for the transaction;
•whether the transaction would impair the independence of an outside director; and
•the extent of the related party’s interest in the transaction.

Related Party Transactions

Except as stated below, as of the date of this filing there have been no reportable related party transactions since January 1, 2019, nor are there any pending related party transactions.

Kathleen Keating, the spouse of Mr. Martin A. Kits van Heyningen, serves as our senior director of creative and customer experience. For 2020 and 2019, total individual compensation for Kathleen Keating, based on total salary, bonus, aggregate grant date fair value of stock option awards granted during the year and all other compensation, as calculated in a manner consistent with our Summary Compensation Table for 2020 and 2019, was approximately $250,813 and $248,030, respectively.

Siobhan Kits van Heyningen, the daughter-in-law of Mr. Martin A. Kits van Heyningen, was hired in August 2019 as a Service Operations Manager. For 2020 and 2019, total individual compensation for Siobhan Kits van Heyningen, as calculated in a manner consistent with our Summary Compensation Table for 2020 and 2019, was approximately $103,896 and $37,234, respectively.

ITEM 14.	Principal Accountant Fees and Services

Fees for Professional Services

The following table provides a summary of the fees for professional services rendered by Grant Thornton LLP for 2020 and 2019.

	Fees
Fee category	2020	2019
Audit fees(1)	$ 868,218	$ 880,697
Audit-related fees(2)	18,218	7,285
Tax fees(3)	20,488	4,581
All Other Fees	-	-
Total fees	$ 906,924	$ 892,563
(1)    Audit fees consist of amounts billed for professional services rendered for the integrated audit of our consolidated financial statements, including compliance with Section 404 of the Sarbanes Oxley Act of 2002, review of the interim condensed consolidated financial statements included in quarterly reports, the statutory audits of our foreign locations and, in 2019, additional audit procedures associated with the then-new lease accounting standard, ASC 842.
(2)    Audit-related fees consist of amounts billed for other services related to the preparation of annual reports for our Denmark, Norway, and United Kingdom locations as well as a Denmark audit of fixed cost related to COVID-19.
(3)    Tax fees consist of amounts billed for services arising from tax compliance for our Denmark, Norway, Singapore, Cyprus, and United Kingdom locations.

We did not engage Grant Thornton LLP to provide any other services during or with respect to 2020 or 2019.

Pre-Approval Policies and Procedures

Our Audit Committee approves each engagement for audit or non-audit services before we engage our independent registered public accounting firm to provide those services.

Our Audit Committee has not established any pre-approval policies or procedures that would allow our management to engage our independent registered public accounting firm to provide any specified services with only an obligation to notify the Audit Committee of the engagement for those services.

ITEM 15.	Exhibits and Financial Statement Schedules

(a)	1.	Financial Statements†

		Report of Independent Registered Public Accounting Firm

		Consolidated Balance Sheets as of December 31, 2020 and 2019

		Consolidated Statements of Operations for the years ended December 31, 2020 and 2019

		Consolidated Statements of Comprehensive (Loss) Income for the years ended December 31, 2020 and 2019

		Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2020 and 2019

		Consolidated Statements of Cash Flows for the years ended December 31, 2020 and 2019

		Notes to Consolidated Financial Statements

	†	Included in the Original Filing.

(a)	2.	Financial Statement Schedules

		None.

(a)	3.	Exhibits

Exhibit No.	Description	Filed with this Form 10-K	Incorporated by Reference
			Form	Filing Date	Exhibit No.
2.1	Share Purchase Agreement dated as of May 13, 2019 among KVH Industries, Inc., KVH Media Group Limited and Pelican Holdco Limited relating to the sale of the entire issued share capital of Super Dragon Limited and Videotel Marine Asia Limited		8-K	May 16, 2019	2.1
2.2	Tax Deed of Covenant dated as of May 13, 2019 among KVH Industries, Inc., KVH Media Group Limited and Pelican Holdco Limited relating to the sale of the entire issued share capital of Super Dragon Limited and Videotel Marine Asia Limited		8-K	May 16, 2019	2.2
3.1	Amended and Restated Certificate of Incorporation, as amended		10-Q	August 6, 2010	3.1
3.2	Amended and Restated Bylaws		10-Q	November 1, 2017	3.2
4.1	Specimen certificate for the common stock		10-K	March 2, 2018	4.1
4.2	Description of Capital Stock		8-K	August 4, 2020	4.1
*10.1	Amended and Restated 1996 Employee Stock Purchase Plan		DEF 14A	April 25, 2016	App. B
*10.2	Amended and Restated 2016 Equity and Incentive Plan		DEF 14A	April 29, 2020	App. A
*10.3	Form of Incentive Stock Option Agreement granted under the 2016 Equity and Incentive Plan		10-K	March 9, 2017	10.5
*10.4	Form of Non-Statutory Stock Option Agreement granted under the 2016 Equity and Incentive Plan		10-K	March 9, 2017	10.6
*10.5	Form of Restricted Stock Agreement granted under the 2016 Equity and Incentive Plan		10-K	March 9, 2017	10.7
*10.6	Policy Regarding Automatic Grants to Non-Employee Directors		10-Q	May 6, 2009	10.23

Exhibit No.	Description	Filed with this Form 10-K	Incorporated by Reference
			Form	Filing Date	Exhibit No.
10.7	Amended and Restated Credit Agreement dated as of October 30, 2018 among KVH Industries, Inc., Bank of America, N.A., as Administrative Agent, Swingline Lender and L/C Issuer, and the Lenders party hereto		10-Q	October 31, 2018	10.1
10.8	Amended and Restated Security Agreement dated as of October 30, 2018 between KVH Industries, Inc. and Bank of America, N.A., as Administrative Agent		10-Q	October 31, 2018	10.2
10.9	Amended and Restated Pledge Agreement dated as of October 30, 2018 between KVH Industries, Inc. and Bank of America, N.A., as Administrative Agent with respect to KVH Industries A/S		10-Q	October 31, 2018	10.3
10.10	Amended and Restated Pledge Agreement dated as of October 30, 2018 between KVH Industries, Inc. and Bank of America, N.A., as Administrative Agent with respect to KVH Industries U.K. Limited		10-Q	October 31, 2018	10.4
10.11	Consent dated as of May 13, 2019 among KVH Industries, Inc., as Borrower, Bank of America, N.A., as Lender and Administrative Agent, and The Washington Trust Company, as Lender, under the Amended and Restated Credit Agreement dated as of October 30, 2018 among such parties		8-K	May 16, 2019	10.4
10.12	First Amendment to Amended and Restated Credit Agreement as of July 30, 2020 by and among KVH Industries, Inc., Bank of America, N.A., and The Washington Trust Company		10-Q	July 31, 2020	10.3
10.13	Cooperation Agreement, dated as of April 8, 2020, by and among KVH Industries, Inc., Vintage Capital Management, LLC, and Kahn Capital Management, LLC		8-K	April 9, 2020	10.1
10.14	Promissory Note dated as of May 1, 2020 and executed on May 3, 2020 by KVH Industries, Inc., in favor of Bank of America, N.A.		8-K	May 6, 2020	10.1
†21.1	List of Subsidiaries
†23.1	Consent of Grant Thornton LLP
31.1	Rule 13a-14(a)/15d-14(a) certification of principal executive officer	X
31.2	Rule 13a-14(a)/15d-14(a) certification of principal financial officer	X
†32.1	Rule 1350 certification
†101.1	Interactive Data File regarding (a) our Consolidated Balance Sheets as of December 31, 2020 and 2019, (b) our Consolidated Statements of Operations for the years ended December 31, 2020 and 2019, (c) our Consolidated Statements of Comprehensive (Loss) Income for the years ended December 31, 2020 and 2019, (d) our Consolidated Statements of Stockholders' Equity for the years ended December 31, 2020 and 2019, (e) our Consolidated Statements of Cash Flows for the years ended December 31, 2020 and 2019, and (e) the Notes to such Consolidated Financial Statements
104.1	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X

*    Management contract or compensatory plan.
†    Filed with the Original Filing.

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KVH Industries, Inc.

Date: April 30, 2021	By:	/S/ MARTIN A. KITS VAN HEYNINGEN
Martin A. Kits van Heyningen President, Chief Executive Officer and Chairman of the Board