Form 10-Q
period 2021-03-31
KVH INDUSTRIES INC \DE\
filed 2021-05-05
CIK 1007587

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2021
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Date	Class	Outstanding shares
April 26, 2021	Common Stock, par value $0.01 per share	18,760,686

KVH INDUSTRIES, INC. AND SUBSIDIARIES
Form 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1.    Interim Financial Statements
KVH INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31, 2021	December 31, 2020
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$13,969	$12,578
Marketable securities	25,143	25,141
Accounts receivable, net of allowance for doubtful accounts of $1,673 and $1,596 as of March 31, 2021 and December 31, 2020, respectively	30,033	33,687
Inventories, net	22,773	24,674
Prepaid expenses and other current assets	4,507	3,894
Current contract assets	1,211	1,086
Total current assets	97,636	101,060
Property and equipment, net	57,111	56,273
Intangible assets, net	2,011	2,254
Goodwill	6,611	6,592
Right of use assets	5,346	6,893
Other non-current assets	7,352	7,785
Non-current contract assets	2,153	2,661
Deferred income tax asset	35	73
Total assets	$178,255	$183,591
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,194	$11,400
Accrued compensation and employee-related expenses	6,859	7,156
Accrued other	8,882	6,597
Accrued product warranty costs	1,634	1,812
Current portion of long-term debt	6,152	4,992
Contract liabilities	4,531	4,445
Current operating lease liability	2,973	3,826
Liability for uncertain tax positions	574	560
Total current liabilities	39,799	40,788
Other long-term liabilities	227	674
Long-term operating lease liability	2,500	3,204
Long-term contract liabilities	4,001	4,688
Long-term debt, excluding current portion	775	1,935
Deferred income tax liability	384	418
Total liabilities	$47,686	$51,707
Commitments and contingencies (Notes 2, 10, 12, and 18)
Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 1,000,000 shares; none issued	—	—
Common stock, $0.01 par value. Authorized 30,000,000 shares; 20,164,667 and 19,862,534 shares issued at March 31, 2021 and December 31, 2020, respectively; and 18,731,973 and 18,429,840 shares outstanding at March 31, 2021 and December 31, 2020, respectively	202	199
Additional paid-in capital	151,657	149,170
Accumulated deficit	(6,430)	(2,402)
Accumulated other comprehensive loss	(3,009)	(3,232)
	142,420	143,735
Less: treasury stock at cost, common stock, 1,432,694 shares as of March 31, 2021 and December 31, 2020	(11,851)	(11,851)
Total stockholders’ equity	130,569	131,884
Total liabilities and stockholders’ equity	$178,255	$183,591
See accompanying Notes to Unaudited Consolidated Interim Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except earnings per share amounts, unaudited)

	Three Months Ended
	March 31,
	2021	2020
Sales:
Product	$18,432	$13,094
Service	23,860	23,474
Net sales	42,292	36,568
Costs and expenses:
Costs of product sales	11,220	9,636
Costs of service sales	15,423	15,195
Research and development	4,567	4,287
Sales, marketing and support	7,546	8,700
General and administrative	7,143	6,398
Total costs and expenses	45,899	44,216
Loss from operations	(3,607)	(7,648)
Interest income	233	313
Interest expense	18	4
Other (expense) income, net	(789)	1,502
Loss before income tax (benefit) expense	(4,181)	(5,837)
Income tax (benefit) expense	(153)	377
Net loss	$(4,028)	$(6,214)

Net loss per common share
Basic and diluted	$(0.22)	$(0.35)

Weighted average number of common shares outstanding:
Basic and diluted	17,938	17,529

See accompanying Notes to Unaudited Consolidated Interim Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands, unaudited)

	Three Months Ended
	March 31,
	2021	2020
Net loss	$(4,028)	$(6,214)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	223	(2,480)
Other comprehensive income (loss), net of tax(1)	223	(2,480)
Total comprehensive loss	$(3,805)	$(8,694)
(1) Tax impact was nominal for all periods.

See accompanying Notes to Unaudited Consolidated Interim Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2020	19,863	$199	$149,170	$(2,402)	$(3,232)	(1,433)	$(11,851)	$131,884
Net loss	—	—	—	(4,028)	—	—	—	(4,028)
Other comprehensive income	—	—	—	—	223	—	—	223
Stock-based compensation	—	—	932	—	—	—	—	932
Exercise of stock options and issuance of restricted stock awards, net of forfeitures	302	3	1,555	—	—	—	—	1,558
Balance at March 31, 2021	20,165	$202	$151,657	$(6,430)	$(3,009)	(1,433)	$(11,851)	$130,569

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2019	19,399	$194	$144,485	$19,538	$(2,767)	(1,397)	$(11,461)	$149,989
Net loss	—	—	—	(6,214)	—	—	—	(6,214)
Other comprehensive loss	—	—	—	—	(2,480)	—	—	(2,480)
Stock-based compensation	—	—	805	—	—	—	—	805
Issuance of common stock under employee stock purchase plan	20	—	156	—	—	—	—	156
Acquisition of treasury stock	—	—	—	—	—	(36)	(390)	(390)
Exercise of stock options and issuance of restricted stock awards, net of forfeitures	—	—	11	—	—	—	—	11
Balance at March 31, 2020	19,419	$194	$145,457	$13,324	$(5,247)	(1,433)	$(11,851)	$141,877

See accompanying Notes to Unaudited Consolidated Interim Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Three Months Ended
	March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(4,028)	$(6,214)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Provision for doubtful accounts	130	238
Depreciation and amortization	3,350	2,650
Loss on disposals of fixed assets	452	54
Compensation expense related to stock-based awards and employee stock purchase plan	932	805
Unrealized currency translation loss (gain)	195	(1,065)
Changes in operating assets and liabilities:
Accounts receivable	3,537	3,577
Inventories	1,901	(2,094)
Prepaid expenses, other current assets, and current contract assets	(739)	(243)
Other non-current assets and non-current contract assets	930	(47)
Accounts payable	(3,219)	(1,174)
Contract liabilities and long-term contract liabilities	(613)	317
Accrued compensation, product warranty and other	2,169	246
Other long-term liabilities	1	2
Net cash provided by (used in) operating activities	$4,998	$(2,948)
Cash flows from investing activities:
Capital expenditures	(5,164)	(3,277)
Cash paid for acquisition of intangible asset	(16)	(22)
Proceeds from sale of fixed assets	100	—
Purchases of marketable securities	(2)	(79)
Maturities and sales of marketable securities	—	7,500
Net cash (used in) provided by investing activities	$(5,082)	$4,122
Cash flows from financing activities:
Proceeds from stock options exercised and employee stock purchase plan	1,566	156
Repurchase of common stock	—	(390)
Payment of finance lease	(96)	(156)
Net cash provided by (used in) financing activities	$1,470	$(390)
Effect of exchange rate changes on cash and cash equivalents	5	(607)
Net increase in cash and cash equivalents	1,391	177
Cash and cash equivalents at beginning of period	12,578	18,365
Cash and cash equivalents at end of period	$13,969	$18,542
Supplemental disclosure of non-cash investing activities:
Changes in accrued other and accounts payable related to property and equipment additions	$175	$423
See accompanying Notes to Unaudited Consolidated Interim Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Interim Financial Statements
(Unaudited, all amounts in thousands except per share amounts)

(1)    Description of Business

KVH Industries, Inc. (together with its subsidiaries, the Company or KVH) designs, develops, manufactures and markets mobile connectivity products and services for the marine and land markets, and inertial navigation products for both the defense and commercial markets. KVH's reporting segments are as follows:

•the mobile connectivity segment and
•the inertial navigation segment

KVH’s mobile connectivity products enable customers to receive voice and Internet services, and live digital television via satellite services in marine vessels, recreational vehicles, buses and automobiles. KVH sells its mobile connectivity products through an extensive international network of dealers and distributors. KVH also sells and leases products to service providers and directly to end users.

KVH’s mobile connectivity service sales represent primarily sales earned from satellite voice and Internet airtime services. KVH provides, for monthly fixed and usage-based fees, satellite connectivity services, including broadband Internet, data and Voice over Internet Protocol (VoIP) services, to its mini-VSAT Broadband customers. Our AgilePlans program, a mini-VSAT Broadband service offering, is a monthly subscription model providing global connectivity to commercial maritime customers. AgilePlans include hardware, installation, broadband Internet, VoIP, entertainment and training content and global support for a monthly fee with no minimum commitment. KVH offers AgilePlans customers a variety of airtime data plans with varying data speeds and fixed data usage levels with overage charges per megabyte, which is similar to the plans that the Company offers to its other mini-VSAT Broadband customers. The Company recognizes the monthly subscription fee as service revenue over the service delivery period. The Company retains ownership of the hardware that it provides to AgilePlans customers, who must return the hardware to KVH if they decide to terminate the service. Because KVH does not sell the hardware under AgilePlans, the Company does not recognize any product revenue when the hardware is deployed to an AgilePlans customer. KVH records the cost of the hardware used by AgilePlans customers as revenue-generating assets and depreciates the cost over an estimated useful life of five years. Since the Company is retaining ownership of the hardware, it does not accrue any warranty costs for AgilePlans hardware; however, any maintenance costs on the hardware are expensed in the period these costs are incurred.

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

KVH's inertial navigation products offer precision fiber optic gyro (FOG)-based systems that enable platform and optical stabilization, navigation, pointing and guidance. KVH’s inertial navigation products also include tactical navigation systems that provide uninterrupted access to navigation and pointing information in a variety of military vehicles, including tactical trucks and light armored vehicles. KVH’s inertial navigation products are sold directly to governments, both U.S. and foreign, and government contractors, as well as through an international network of authorized independent sales representatives. In addition, KVH's inertial navigation technology is used in numerous commercial products, such as navigation and positioning systems for various applications including precision mapping, dynamic surveying, autonomous vehicles, train location control and track geometry measurement systems, industrial robotics and optical stabilization.

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

The consolidated interim financial statements have not been audited by the Company’s independent registered public accounting firm and include all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations, and cash flows for the periods presented. These consolidated interim financial statements do not include all disclosures associated with annual financial statements and accordingly should be read in conjunction with the Company’s consolidated financial statements and related notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2020 filed on March 03, 2021 with the Securities and Exchange Commission. The results for the three months ended March 31, 2021 are not necessarily indicative of operating results for the remainder of the year.

Significant Estimates and Assumptions and Other Significant Non-Recurring Transactions

The preparation of interim financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the interim financial statements and the reported amounts of sales and expenses during the reporting periods. As described in the Company’s annual report on Form 10-K, the most significant estimates and assumptions by management affect the Company’s revenue recognition, valuation of accounts receivable, valuation of inventory, expected future cash flows including growth rates, discount rates, terminal values and other assumptions and estimates used to evaluate the recoverability of long-lived assets and goodwill, estimated fair values of long-lived assets, including goodwill, amortization methods and periods, certain accrued expenses and other related charges, stock-based compensation, contingent liabilities, forfeitures and key valuation assumptions for its share-based awards, estimated fulfillment costs for warranty obligations, tax reserves and recoverability of the Company’s net deferred tax assets and related valuation allowance, and the valuation of right-of-use assets and lease liabilities. The Company has reviewed these estimates and determined that these remain the most significant estimates for the three months ended March 31, 2021.

Although the Company regularly assesses these estimates, actual results could differ materially from these estimates. Changes in estimates are recorded in the period in which they become known. The Company bases its estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances.

(3)     Accounting Standards Issued and Not Yet Adopted

ASC Update No. 2016-13, ASC Update No. 2018-19, ASC Update No. 2019-04, ASC Update No. 2019-05, ASC Update No. 2019-10, ASC Update No. 2019-11 and ASC Update No. 2020-02

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

In May 2019, the FASB issued ASC Update No. 2019-05, Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief. The amendments in the update ease the transition for entities adopting ASC Update 2016-13 and increase the comparability of financial statement information. With the exception of held-to-maturity debt securities, the amendments allow entities to irrevocably elect to apply the fair value option to financial instruments that were previously recorded at amortized cost basis within the scope of Subtopic 326-20, Financial Instruments—Credit Losses—Measured at Amortized Cost.

In November 2019, the FASB issued ASC Update No. 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates. The amendments in this update change some effective dates for certain new accounting standards including those pertaining to Topic 326 discussed above, for certain types of entities.

In November 2019, the FASB issued ASC Update No. 2019-11, Codification Improvements to Topic 326, Financial Instruments—Credit Losses (Topic 326). The update is effective for entities that have adopted ASU 2016-13. The purpose of Update No. 2019-11 is to clarify the scope of the recovery guidance to purchased financial assets with credit deterioration.

In February 2020, the FASB issued ASC Update No. 2020-02, Financial Instruments – Credit Losses (Topic 326) and
Leases (Topic 842). The purpose of Update No. 2020-02 is to clarify the scope and interpretation of the standard.

As a smaller reporting entity for Topic 326, the effective date will be the fiscal year beginning after December 15, 2022. The adoption of Update Nos. 2016-13, 2018-19, 2019-04, 2019-05, 2019-10, 2019-11 and 2020-20 is not expected to have a material impact on the Company's financial position or results of operations.

There are no other recent accounting pronouncements issued by the FASB that the Company expects would have a material impact on the Company's financial statements.

(4)    Marketable Securities

Marketable securities as of March 31, 2021 and December 31, 2020 consisted of the following:

March 31, 2021	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market mutual funds	$25,143	$—	$—	$25,143
Total marketable securities designated as available-for-sale	$25,143	$—	$—	$25,143

December 31, 2020	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market mutual funds	$20,142	$—	$—	$20,142
United States treasuries	4,999	—	—	4,999
Total marketable securities designated as available-for-sale	$25,141	$—	$—	$25,141

The effective maturity date of the United States treasuries is less than one year.

Interest income from marketable securities was $2 and $113 during the three months ended March 31, 2021 and 2020, respectively.

(5)     Stockholder's Equity
(a) Stock Equity and Incentive Plan
The Company recognizes stock-based compensation in accordance with the provisions of ASC Topic 718, Compensation-Stock Compensation. Stock-based compensation expense was $924 and $789, excluding the $8 and $16 compensation charges related to our Amended and Restated 1996 Employee Stock Purchase Plan, or the ESPP, for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, there was $5,300 of total unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted-average period of 2.96 years. As of March 31, 2021, there was $5,198 of total unrecognized compensation expense related to restricted stock awards, which is expected to be recognized over a weighted-average period of 2.88 years.

Stock Options

During the three months ended March 31, 2021, the Company issued 154 shares of common stock upon the exercise of stock options and received $1,566 as payment for the exercise price. No shares were surrendered to the Company to satisfy minimum tax withholding obligations Additionally, during the three months ended March 31, 2021, 496 stock options were granted and 21 stock options expired, were canceled or were forfeited. During the three months ended March 31, 2020 no stock options were granted. The Company has estimated the fair value of each option grant on the date of grant using the Black-Scholes option-pricing model. The weighted average assumptions utilized to determine the fair value of options granted during the three months ended March 31, 2021 and 2020 are as follows:

	Three Months Ended March 31,
	2021	2020
Risk-free interest rate	0.92%	0%
Expected volatility	44.98%	0%
Expected life (in years)	4.28	0.00
Dividend yield	0%	0%

As of March 31, 2021, there were 2,357 options outstanding with a weighted average exercise price of $9.89 per share and 578 options exercisable with a weighted average exercise price of $9.40 per share.

Restricted Stock

During the three months ended March 31, 2021, 149 shares of restricted stock were granted with a weighted average grant date fair value of $12.66 per share and 1 shares of restricted stock were forfeited. Additionally, during the three months ended March 31, 2021, 67 shares of restricted stock vested, of which no shares of common stock were surrendered to the Company as payment by employees in lieu of cash to satisfy minimum tax withholding obligations in connection with the vesting of restricted stock.
As of March 31, 2021, there were 637 shares of restricted stock outstanding that were still subject to service-based vesting conditions.

As of March 31, 2021, the Company had no unvested outstanding options and no outstanding shares of restricted stock that were subject to performance-based or market-based vesting conditions.

(b) Employee Stock Purchase Plan

The Company's ESPP affords eligible employees the right to purchase common stock, via payroll deductions, through various offering periods at a purchase price equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. During the three months ended March 31, 2021 and 2020, 0 and 20 shares were issued under the ESPP plan, respectively. The Company recorded compensation charges related to the ESPP of $8 and $16 for the three months ended March 31, 2021 and 2020, respectively.

(c) Stock-Based Compensation Expense
The following table presents stock-based compensation expense, including under the ESPP, in the Company's consolidated statements of operations for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
Cost of product sales	$46	$40
Cost of service sales	2	—
Research and development	156	153
Sales, marketing and support	190	154
General and administrative	538	458
	$932	$805

(d) Accumulated Other Comprehensive Loss (AOCI)

Comprehensive income (loss) includes net income (loss), unrealized gains and losses from foreign currency translation, and unrealized gains and losses from available for sale marketable securities. The components of the Company’s comprehensive income (loss) and the effect on earnings for the periods presented are detailed in the accompanying consolidated statements of comprehensive loss.

The balances for the three months ended March 31, 2021 and 2020 are as follows:

	Foreign Currency Translation	Total Accumulated Other Comprehensive Loss
Balance, December 31, 2020	$(3,232)	$(3,232)
Other comprehensive income	223	223
Net other comprehensive income	223	223
Balance, March 31, 2021	$(3,009)	$(3,009)

	Foreign Currency Translation	Total Accumulated Other Comprehensive Loss
Balance, December 31, 2019	$(2,767)	$(2,767)
Other comprehensive loss	(2,480)	(2,480)
Net other comprehensive loss	(2,480)	(2,480)
Balance, March 31, 2020	$(5,247)	$(5,247)

For additional information, see Note 4, "Marketable Securities."

(6)     Net Loss per Common Share

    Basic net loss per share is calculated based on the weighted average number of common shares outstanding during the period. Diluted net loss per share incorporates the dilutive effect of common stock equivalent options, warrants and other convertible securities, if any, as determined with the treasury stock accounting method. For the three months ended March 31, 2021 and 2020, since there was a net loss, the Company excluded all 520 and 1,341, respectively, in outstanding stock options and non-vested restricted shares from its diluted loss per share calculation, as inclusion of these securities would have reduced the net loss per share.

A reconciliation of the basic and diluted weighted average common shares outstanding is as follows:

	Three Months Ended
	March 31,
	2021	2020
Weighted average common shares outstanding—basic	17,938	17,529
Dilutive common shares issuable in connection with stock plans	—	—
Weighted average common shares outstanding—diluted	17,938	17,529

(7)     Inventories

Inventories, net are stated at the lower of cost and net realizable value using the first-in first-out costing method. Inventories as of March 31, 2021 and December 31, 2020 include the costs of material, labor, and factory overhead. Components of inventories consist of the following:

	March 31, 2021	December 31, 2020
Raw materials	$12,999	$13,957
Work in process	3,157	3,996
Finished goods	6,617	6,721
	$22,773	$24,674

(8)     Property and Equipment

Property and equipment, net, as of March 31, 2021 and December 31, 2020 consist of the following:

	March 31, 2021	December 31, 2020
Land	$3,828	$3,828
Building and improvements	24,206	24,197
Leasehold improvements	481	482
Machinery and equipment	15,841	15,536
Revenue-generating assets	54,392	56,336
Office and computer equipment	14,147	13,855
Motor vehicles	31	31
	112,926	114,265
Less accumulated depreciation	(55,815)	(57,992)
	$57,111	$56,273

Depreciation expense was $3,074 and $2,402 for the three months ended March 31, 2021 and 2020, respectively.

Certain revenue-generating hardware assets are utilized by the Company in the delivery of the Company's airtime services, media and other content.

(9)     Product Warranty

The Company’s products carry standard limited warranties that range from one to two years and vary by product. The warranty period begins on the date of retail purchase or lease by the original purchaser. The Company accrues estimated product warranty costs at the time of sale and any additional amounts are recorded when such costs are probable and can be reasonably estimated. Factors that affect the Company’s warranty liability include the number of units sold or leased, historical and anticipated rates of warranty repairs and the cost per repair. Warranty and related costs are reflected within sales, marketing and support in the accompanying consolidated statements of operations. As of March 31, 2021 and December 31, 2020, the Company had accrued product warranty costs of $1,634 and $1,812, respectively.

The following table summarizes product warranty activity during 2021 and 2020:

	Three Months Ended
	March 31,
	2021	2020
Beginning balance	$1,812	$2,194
Charges to expense	61	470
Costs incurred	(239)	(452)
Ending balance	$1,634	$2,212

(10)     Debt

	March 31, 2021	December 31, 2020
PPP loan	$6,927	$6,927
Total long-term debt	6,927	6,927
Less amounts classified as current	6,152	4,992
Long-term debt, excluding current portion	$775	$1,935

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

The term of the PPP Loan is two years from the funding date of the PPP Loan. The interest rate on the PPP Loan is 1.00%. Under the terms of the PPP Loan, interest accrues from the funding date of the PPP Loan but is deferred until the lender determines the amount of loan forgiveness, but the deferral period will end if the Company fails to apply for loan forgiveness within ten months after the loan forgiveness covered period. Principal and interest on the PPP Loan will be payable in monthly installments, except that the Company will not be obligated to repay amounts that are forgiven, if any. The promissory note evidencing the PPP Loan contains various events of default relating to, among other things, insolvency, bankruptcy or the like, payment defaults under the PPP Loan or other loans by the lender, certain defaults under other indebtedness, breach of representations and warranties, the occurrence of a material adverse event, changes in ownership, or breach of other provisions of the promissory note. Upon an event of default, all principal and accrued interest on the PPP Loan and any and all other loans made by the lender to the Company would at the lender’s option become immediately due and payable. The Company agreed that it will not receive any other loan under the Paycheck Protection Program.

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

On June 27, 2019, the Company used the proceeds of the sale of its former Videotel business unit to repay in full the then-outstanding balance of $21,375 under the 2018 Term Loan and to repay $13,000 of the then-outstanding balance under the 2018 Revolver. The 2018 Revolver remained at $20,000 through December 31, 2019 and then reduced to $15,000 for the remaining term of the 2018 Credit Agreement. On October 30, 2021, the entire principal balance of any outstanding loans under the 2018 Revolver will be due and payable, together with all accrued and unpaid interest, fees and any other amounts due and payable under the 2018 Credit Agreement. As of March 31, 2021, no amounts were outstanding under the 2018 Revolver.

Borrowings of up to $15,000 under the 2018 Revolver are subject to the satisfaction of various conditions precedent at the time of each borrowing, including the continued accuracy of the Company’s representations and warranties and the absence of any default under the 2018 Credit Agreement. As of March 31, 2021, the full balance of the $15,000 facility was available for borrowing.

The 2018 Credit Agreement contains two financial covenants, a maximum Consolidated Leverage Ratio and a minimum Consolidated Fixed Charge Coverage Ratio, each as defined in the 2018 Credit Agreement. The Consolidated Leverage Ratio could not exceed 2.50:1.00 through December 31, 2020 and may not exceed 2.00:1.00 after December 31, 2020. The Consolidated Fixed Charge Coverage Ratio may not be less than 1.25:1.00.

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

The mobile connectivity segment primarily manufactures and distributes a comprehensive family of mobile satellite antenna products and services that provide access to television, the Internet and voice services while on the move. Product sales within the mobile connectivity segment accounted for 16% and 18% of the Company's consolidated net sales for the three months ended March 31, 2021 and 2020, respectively. Service sales of mini-VSAT Broadband airtime service accounted for 51% and 53% of the Company's consolidated net sales for the three months ended March 31, 2021 and 2020, respectively.

The inertial navigation segment manufactures and distributes a portfolio of digital compass and FOG-based systems that address the rigorous requirements of military and commercial customers and provide reliable, easy-to-use and continuously available navigation and pointing data. The principal product categories in this segment include the FOG-based inertial measurement units (IMUs) for precision guidance, FOGs for tactical navigation (TACNAV) as well as pointing and stabilization systems, and digital compasses that provide accurate heading information for demanding applications, security, automation and access control equipment and systems. Sales of FOG-based guidance and navigation systems within the inertial navigation segment accounted for 14% of the Company's consolidated net sales for both the three months ended March 31, 2021 and 2020. TACNAV product sales accounted for 12% and 3% of the Company's consolidated net sales for the three months ended March 31, 2021 and 2020, respectively.

No other single product class accounts for 10% or more of the Company's consolidated net sales.

The Company operates in a number of major geographic areas across the globe. The Company generates international net sales, based upon customer location, primarily from customers located in Singapore, Canada, Europe, countries in Africa, other Asia/Pacific countries, the Middle East, and India. Revenues are based upon customer location and internationally represented 62% and 58% of the Company's consolidated net sales for the three months ended March 31, 2021 and 2020, respectively. Sales to Singapore customers represented 10% and 11% of the Company's consolidated net sales for the three months ended March 31, 2021 and 2020, respectively. No other individual foreign country represented 10% or more of the Company's consolidated net sales for the three months ended March 31, 2021 and 2020.

As of March 31, 2021 and December 31, 2020, the long-lived tangible assets related to the Company’s international subsidiaries were less than 10% of the Company’s long-lived tangible assets.

Net sales and operating income (loss) for the Company's reporting segments and the Company's loss before income tax (benefit) expense for the three months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended
	March 31,
	2021	2020
Net sales:
Mobile connectivity	$30,507	$28,896
Inertial navigation	11,785	7,672
Consolidated net sales	$42,292	$36,568

Operating (loss) income:
Mobile connectivity	$(397)	$(2,299)
Inertial navigation	2,090	(821)
Subtotal	1,693	(3,120)
Unallocated, net	(5,300)	(4,528)
Loss from operations	(3,607)	(7,648)
Net interest and other (expense) income	(574)	1,811
Loss before income tax (benefit) expense	$(4,181)	$(5,837)

Depreciation expense and amortization expense for the Company's reporting segments for the three months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended
	March 31,
	2021	2020
Depreciation expense:
Mobile connectivity	$2,521	$1,958
Inertial navigation	384	293
Unallocated	169	151
Total consolidated depreciation expense	$3,074	$2,402

Amortization expense:
Mobile connectivity	$276	$248
Inertial navigation	—	—
Unallocated	—	—
Total consolidated amortization expense	$276	$248

(12)     Legal Matters

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

In January 2020, the Company repurchased 36 shares of common stock in open market transactions at a cost of approximately $390. The total amount the Company repurchased under the repurchase program since the inception of the October 4, 2019 repurchase program was 151 shares of common stock for an approximate cost of $1,690. There were no repurchase programs outstanding during the three months ended March 31, 2021.

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

The following tables present financial assets and liabilities at March 31, 2021 and December 31, 2020 for which the Company measures fair value on a recurring basis, by level, within the fair value hierarchy:

March 31, 2021	Total	Level 1	Level 2	Level 3	Valuation Technique
Assets
Money market mutual funds	$25,143	$25,143	$—	$—	(a)

December 31, 2020	Total	Level 1	Level 2	Level 3	Valuation Technique
Assets
Money market mutual funds	$20,142	$20,142	$—	$—	(a)
United States treasuries	4,999	4,999	—	—	(a)
(a)Market approach—prices and other relevant information generated by market transactions involving identical or comparable assets.
The carrying amount of certain financial instruments approximates fair value due to their short-term, highly liquid nature. These instruments include cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses. The carrying amount of the Company's operating and financing lease liabilities approximates fair value based on currently available quoted rates of similarly structured borrowings.

Assets Measured and Recorded at Fair Value on a Nonrecurring Basis

The Company's non-financial assets, such as goodwill, intangible assets, and other long-lived assets resulting from business combinations, are measured at fair value using income approach valuation methodologies at the date of acquisition and subsequently re-measured if an impairment exists. During 2020, the Company recorded an impairment charge of $10,490 to goodwill and intangible assets. There was no additional impairment of the Company's non-financial assets noted as of March 31, 2021. The Company does not have any liabilities that are recorded at fair value on a non-recurring basis.

(15)     Goodwill and Intangible Assets

Goodwill

The following table sets forth the changes in the carrying amount of goodwill for the three months ended March 31, 2021:

Amounts
Balance at December 31, 2020	$6,592
Foreign currency translation adjustment	19
Balance at March 31, 2021	$6,611

Intangible Assets

The changes in the carrying amount of intangible assets during the three months ended March 31, 2021 are as follows:

Amounts
Balance at December 31, 2020	$2,254
Amortization expense	(276)
Intangible assets acquired in asset acquisition	16
Foreign currency translation adjustment	17
Balance at March 31, 2021	$2,011
Intangible assets arose from an acquisition made prior to 2013 and the acquisition of KVH Media Group (acquired as Headland Media Limited) in May 2013. Intangibles arising from the acquisition made prior to 2013 were amortized on a straight-line basis over an estimated useful life of 7 years. Intangibles arising from the acquisition of KVH Media Group are being amortized on a straight-line basis over the estimated useful life of: (i) 10 years for acquired subscriber relationships and (ii) 15 years for distribution rights. Due to the impairment of distribution rights during the Company's 2020 annual impairment test, the estimated useful life of distribution rights was reduced from 15 years to 1 year. The intangibles arising from the KVH Media Group acquisition were recorded in pounds sterling and fluctuations in exchange rates cause these amounts to increase or decrease from time to time.

In January 2017, the Company completed the acquisition of certain subscriber relationships from a third party. This acquisition did not meet the definition of a business under ASC 2017-01, Business Combinations (Topic 805)-Clarifying the Definition of a Business, which the Company adopted on October 1, 2016. The Company ascribed $100 of the initial purchase price to the acquired subscriber relationships definite-lived intangible assets with an initial estimated useful life of 10 years. Under the asset purchase agreement, the purchase price includes a component of contingent consideration under which the Company is required to pay a percentage of recurring revenues received from the acquired subscriber relationships through 2026 up to a maximum annual payment of $114. As of March 31, 2021, the carrying value of the intangible assets acquired in the asset acquisition was $362. As the acquisition did not represent a business combination, the contingent consideration arrangement is recognized only when the contingency is resolved and the consideration is paid or becomes payable. The amounts payable under the contingent consideration arrangement, if any, will be included in the measurement of the cost of the acquired subscriber relationships. An additional $16 and $22 of consideration was earned under the contingent consideration arrangement during the three months ended March 31, 2021 and 2020, respectively.

Acquired intangible assets are subject to amortization. The following table summarizes acquired intangible assets at March 31, 2021 and December 31, 2020, respectively:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
March 31, 2021
Subscriber relationships	$8,007	$6,154	$1,853
Distribution rights	314	156	158
Internally developed software	446	446	—
Proprietary content	153	153	—
Intellectual property	2,284	2,284	—
	$11,204	$9,193	$2,011
December 31, 2020
Subscriber relationships	$7,977	$5,958	$2,019
Distribution rights	311	76	235
Internally developed software	446	446	—
Proprietary content	153	153	—
Intellectual property	2,284	2,284	—
	$11,171	$8,917	$2,254

Amortization expense related to intangible assets was $276 and $248 for the three months ended March 31, 2021 and 2020, respectively. Amortization expense was categorized as general and administrative expense.

As of March 31, 2021, the total weighted average remaining useful lives of the definite-lived intangible assets was 2.2 years and the weighted average remaining useful lives by the definite-lived intangible asset category are as follows:

Intangible Asset	Weighted Average Remaining Useful Life in Years
Subscriber relationships	2.3
Distribution rights	0.5

Estimated future amortization expense remaining at March 31, 2021 for intangible assets acquired was as follows:

Years ending December 31,

Remainder of 2021	$747
2022	785
2023	312
2024	52
2025	52
Thereafter	63
Total future amortization expense	$2,011

For definite-lived intangible assets, the Company assesses the carrying value of these assets whenever events or circumstances indicate that the carrying value may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset, or asset group, to the future undiscounted cash flows expected to be generated by the asset, or asset group. The COVID-19 pandemic has impacted various aspects of the Company's operations, and the Company have been monitoring the impact of this global crisis carefully. The Company has particularly monitored the operations of KVH Media Group, which depends heavily on travel and travel-related industries. The revenues and cash flows of KVH Media Group have been significantly impacted by the global reduction in travel since the start of the pandemic. Prior to the Company's 2020 annual impairment test in the fourth quarter of 2020, based on the Company's quarterly review of the impact of this global crisis on the Company's forecasted revenues and cash flows, there were no indication of impairment to the carrying value of goodwill or other intangible assets. However, in the fourth quarter of 2020, there were increases in the number of reported COVID-19 cases, and substantial shutdowns were reinstated in the United States, UK and Europe, which caused continued disruptions to our KVH Media Group business as the global travel and related industries remained at historically depressed levels. In response to the impact of the pandemic, particularly with respect to the Company's KVH Media Group business, during the Company's 2020 annual budgeting and long-term planning process, the Company conducted detailed discussions with many of the Company's largest customers in the KVH Media Group to validate the Company's assumptions, which indicated further expected delays in recovery, and certain areas of the KVH Media Group business that may not recover completely or at all. Accordingly, the Company updated its long-term revenue and cash flow forecast to reflect these most recent observations. Based on the Company's other long-lived asset impairment analysis and annual goodwill impairment test, the Company recognized an intangible asset impairment charge of $1,758 and a goodwill impairment charge of $8,732 for the year ended December 31, 2020 related to KVH Media Group.

As of March 31, 2021, the Company has reviewed, and will continue to review, the forecasted revenues and cash flows of our content business for possible indications that the goodwill or other intangible assets associated with this component of our business might be impaired. However, it is uncertain how long the global pandemic will continue to disrupt global businesses, particularly travel, and therefore it is possible that the value of these assets may become impaired in the future if the COVID-19 pandemic worsens or continues for a prolonged period. Our review indicates that, as of March 31, 2021, there are no indications of impairment.

(16)     Revenue from Contracts with Customers

In accordance with ASC 606, revenue is recognized when a customer obtains control of promised products and services. The amount of revenue recognized reflects the consideration which the Company expects to be entitled to receive in exchange for these products and services.

Disaggregation of Revenue

The following table summarizes net sales from contracts with customers for the three months ended March 31, 2021 and 2020:

	Three Months Ended
	March 31,
	2021	2020
Mobile connectivity product, transferred at point in time	$6,088	$5,986
Mobile connectivity product, transferred over time	803	606
Mobile connectivity service	23,616	22,304
Inertial navigation product	11,541	6,502
Inertial navigation service	244	1,170
Total net sales	$42,292	$36,568

Revenue recognized during the three months ended March 31, 2021 and 2020 from amounts included in contract liabilities at the beginning of the period was $773 and $606, respectively.

For mobile connectivity product sales, the delivery of the Company’s performance obligations are generally transferred to the customer at a point in time, therefore associated revenue is recognized at a point in time, with the exception of certain mini-VSAT Broadband contracts which are transferred to customers over time. For mobile connectivity service sales, the delivery of the Company’s performance obligations are transferred to the customer over time, therefore associated revenue is recognized over time. For inertial navigation product sales, the delivery of the Company’s performance obligations are generally transferred to the customer at a point in time, therefore associated revenue is recognized at a point in time. For inertial navigation service sales, the Company's performance obligations are generally transferred to customers over time, therefore associated revenue is recognized over time.

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

The Company had no customer that accounted for 10% or more of consolidated net sales for the three months ended March 31, 2021 or 2020 or accounts receivable at March 31, 2021 or December 31, 2020.

Certain components from third parties used in the Company’s products are procured from single sources of supply. The failure of a supplier, including a subcontractor, to deliver on schedule could delay or interrupt the Company’s delivery of products and thereby materially adversely affect the Company’s revenues and operating results.

(17)     Income Taxes

The Company’s effective tax rate for the three months ended March 31, 2021 was 3.7% compared with (6.5)% for the corresponding period in the prior year. The effective income tax rate is based on estimated income for the year, the estimated composition of the income in different jurisdictions and discrete adjustments, if any, in the applicable periods, including retroactive changes in tax legislation, settlements of tax audits or assessments, and the resolution or identification of tax position uncertainties.

For the three months ended March 31, 2021 and 2020, the effective tax rates were lower than the statutory tax rate primarily due to the Company maintaining a valuation allowance reserve on its US deferred tax assets and to the composition of income from foreign jurisdictions taxed at lower rates.

As of March 31, 2021 and December 31, 2020, the Company had reserves for uncertain tax positions of $574 and $560, respectively. There were no material changes during the three months ended March 31, 2021 to the Company’s reserve for uncertain tax positions. The Company estimates that it is reasonably possible that the balance of unrecognized tax benefits as of March 31, 2021 may decrease $25 in the next twelve months as a result of a lapse of statutes of limitations and settlements with taxing authorities.

The Company’s tax jurisdictions include the United States, the United Kingdom, Denmark, Cyprus, Norway, Brazil, Singapore, Hong Kong, Japan and India. In general, the statute of limitations with respect to the Company's United States federal income taxes has expired for years prior to 2017, and the relevant state and foreign statutes vary. However, preceding years remain open to examination by United States federal and state and foreign taxing authorities to the extent of future utilization of net operating losses and research and development tax credits generated in each preceding year.

(18)     Leases

The Company has operating leases for office facilities, equipment, and certain satellite service capacity and related equipment. Lease expense was $977 and $1,262 for the three months ended March 31, 2021 and 2020, respectively. Short-term operating lease costs were $57 and $61 for the three months ended March 31, 2021 and 2020, respectively. Sublease income was $34 for both the three months ended March 31, 2021 and 2020. Maturities of lease liabilities as of March 31, 2021 under operating leases having an initial or remaining non-cancelable term of one year or more are as follows:

Remainder of 2021	$2,758
2022	1,662
2023	762
2024	421
2025 and thereafter	261
Total minimum lease payments	$5,864

Less amount representing interest	$(391)
Present value of net minimum operating lease payments	$5,473
Less current installments of obligation under current-operating lease liabilities	$2,973
Obligations under long-term operating lease liabilities, excluding current installments	$2,500

Weighted-average remaining lease term - operating leases (years)	2.34
Weighted-average discount rate - operating leases	5.50%

During the first quarter of 2018, the Company entered into a five-year financing lease for three satellite hubs for its HTS network. During the first quarter of 2021, the terms of this lease were adjusted and the Company disposed of two satellite hubs in exchange for additional satellite service capacity. As of March 31, 2021, the gross cost and accumulated amortization associated with this lease for the remaining satellite hub is included in revenue generating assets and amounted to $1,268 and $574, respectively. The obligation under capital leases are stated at the present value of minimum lease payments.

The property and equipment held under this financing lease are amortized on a straight-line basis over the seven-year estimated useful life of the asset, since the lease meets the bargain purchase option criteria. Amortization of assets held under financing leases is included within depreciation expense. Depreciation expense for the remaining capital asset was $45 for both the three months ended March 31, 2021 and 2020.

The future minimum lease payments under this financing lease as of March 31, 2021 are:

Remainder of 2021	$198
2022	264
2023	22
Total minimum lease payments	$484

Less amount representing interest	$(7)
Present value of net minimum financing lease payments	$477
Less current installments of obligation under accrued other	$259
Obligations under other long-term liabilities, excluding current installments	$218

Weighted-average remaining lease term - finance leases (years)	1.92
Weighted-average discount rate - finance leases	1.53%

Lessor

The Company enters into leases with certain customers primarily for the TracPhone mini-VSAT Broadband systems. These leases are classified as sales-type leases as title of the equipment transfers to the customer at the end of the lease term. The Company records the leases at a price typically equivalent to normal selling price and in excess of the cost or carrying amount. Upon delivery, the Company records the net present value of all payments under these leases as revenue, and the related costs of the product are charged to cost of sales. Interest income is recognized throughout the lease term (typically three to five years) using an implicit interest rate. The sales-type leases do not have unguaranteed residual assets.

The current portion of the net investment in these leases was $4,354 as of March 31, 2021 and the non-current portion of the net investment in these leases was $7,351 as of March 31, 2021. The current portion of the net investment in the leases is included in accounts receivable, net of allowance for doubtful accounts on the accompanying consolidated balance sheets and the non-current portion of the net investment in these leases is included in other non-current assets on the accompanying consolidated balance sheets. Interest income from sales-type leases was $231 and $197 during the three months ended March 31, 2021 and 2020, respectively.

The future undiscounted cash flows from these leases as of March 31, 2021 are:

Remainder of 2021	$4,153
2022	3,531
2023	2,926
2024	2,028
2025	693
2026	16
Total undiscounted cash flows	$13,347

Present value of lease payments	$11,705
Difference between undiscounted cash flows and discounted cash flows	$1,642

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Introduction

The statements included in this quarterly report on Form 10-Q, other than statements of historical fact, are forward-looking statements. Examples of forward-looking statements include statements regarding our future financial results, operating results, business strategies, projected costs, products and services, competitive positions and plans, customer preferences, consumer trends, anticipated product development, and objectives of management for future operations. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” or the negative of these terms or other comparable terminology. Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed in the section entitled “Risk Factors” in Item 1A of Part I of our annual report on Form 10-K for the year ended December 31, 2020. These and many other factors could affect our future financial and operating results, and could cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by us or on our behalf. For example, our expectations regarding certain items as a percentage of sales assume that we will achieve our anticipated sales goals. The following discussion and analysis should be read in conjunction with our consolidated interim financial statements and related notes appearing elsewhere in this report.

Overview

We design, develop, manufacture and market mobile connectivity products and services for the marine and land mobile markets, and inertial navigation products for the defense and commercial markets. Our reporting segments are as follows:

•the mobile connectivity segment and
•the inertial navigation segment

Through these segments, we manufacture and sell our solutions in a number of major geographic areas, including internationally. We generate a majority of our revenues from various international locations, primarily consisting of Singapore, Canada, Europe, countries in Africa, other Asia/Pacific countries, the Middle East, and India.

Mobile Connectivity Segment

Our mobile connectivity segment offers satellite communications products and services. Our mobile connectivity products enable customers to receive voice and Internet services and live digital television via satellite services in marine vessels, recreational vehicles, buses and automobiles. We sell our mobile connectivity products through an extensive international network of dealers and distributors. We also sell and lease products to service providers and directly to end users.

Our mobile connectivity service sales include sales of satellite voice and Internet airtime services, engineering services provided under development contracts, sales from product repairs, and extended warranty sales. This segment's sales also include the distribution of entertainment, including news, sports, music, and movies, to commercial and leisure customers in the maritime, hotel, and retail markets through KVH Media Group. We typically recognize revenue from media content sales ratably over the period of the service contract. We provide, for monthly fixed fees and usage-based fees, satellite connectivity services for broadband Internet, data and VoIP service to our mini-VSAT Broadband customers. We also earn monthly usage fees for third-party satellite connectivity for voice, data and Internet services to our Inmarsat and Iridium customers who choose to activate their subscriptions with us. As a percentage of our consolidated net sales, our service sales were 56% and 64% for the three months ended March 31, 2021 and 2020, respectively.

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

Impairment Charge – KVH Media Group

The COVID-19 pandemic has impacted various aspects of our operations, and we have been monitoring the impact of this global crisis carefully. We have particularly monitored the operations of KVH Media Group, which depends heavily on travel and travel-related industries. The revenues and cash flows of KVH Media Group have been significantly impacted by the global reduction in travel since the start of the pandemic. Prior to our 2020 annual impairment test in the fourth quarter of 2020, there was no indication of impairment to the carrying value of goodwill or other intangible assets. This conclusion was based on our quarterly review of the impact of this global crisis on our forecasted revenues and cash flows. However, in the fourth quarter of 2020, there were increases in the number of reported COVID-19 cases, and substantial shutdowns were reinstated in the United States, UK and Europe, which caused continued disruptions to our KVH Media Group business as the global travel and related industries remained at historically depressed levels. In response to the impact of the pandemic, particularly with respect to our KVH Media Group business, during our 2020 annual budgeting and long-term planning process, we conducted detailed discussions with many of our largest customers in the KVH Media Group to validate our assumptions, which indicated further expected delays in recovery, and certain areas of the KVH Media Group business that may not recover completely or at all. Accordingly, we updated our long-term revenue and cash flow forecast to reflect these most recent observations. Based on our other long-lived asset impairment analysis and annual goodwill impairment test, we recognized an intangible asset impairment charge of $1.8 million and a goodwill impairment charge of $8.7 million for the year ended December 31, 2020 related to KVH Media Group.

Inertial Navigation Segment

Our inertial navigation segment offers precision FOG-based systems that enable platform and optical stabilization, navigation, pointing, and guidance. Our inertial navigation products also include TACNAV systems that provide uninterrupted access to navigation and pointing information in a variety of military vehicles, including tactical trucks and light armored vehicles. Our inertial navigation products are sold directly to governments, both U.S. and foreign, and government contractors, as well as through an international network of authorized independent sales representatives. In addition, our inertial navigation products are used in numerous commercial products, such as navigation and positioning systems for various applications including precision mapping, dynamic surveying, autonomous vehicles, train location control and track geometry measurement systems, industrial robotics and optical stabilization. Our inertial navigation service sales include engineering services provided under development contracts, product repairs and extended warranty sales.

Sales by Segment

We generate sales primarily from the sale of our mobile connectivity products and services and our inertial navigation products and services. The following table provides, for the periods indicated, our sales by segment:

	Three Months Ended
	March 31,
	2021	2020
	(in thousands)
Mobile connectivity	$30,507	$28,896
Inertial navigation	11,785	7,672
Net sales	$42,292	$36,568

Product sales within the mobile connectivity segment accounted for 16% and 18% of our consolidated net sales for the three months ended March 31, 2021 and 2020, respectively. Sales of mini-VSAT Broadband airtime service accounted for 51% and 53% of our consolidated net sales for the three months ended March 31, 2021 and 2020, respectively.

Within our inertial navigation segment, net sales of FOG-based guidance and navigation systems accounted for 14% of our consolidated net sales for both the three months ended March 31, 2021 and 2020. TACNAV product sales accounted for 12% and 3% of our consolidated net sales for the three months ended March 31, 2021 and 2020, respectively.

No other single product class accounted for 10% or more of our consolidated net sales for the three months ended March 31, 2021 or 2020. No individual customer accounted for 10% or more of our consolidated net sales for the three months ended March 31, 2021 or 2020.

We operate in a number of major geographic areas across the globe. We generate our international net sales, based upon customer location, primarily from customers located in Singapore, Canada, Europe, countries in Africa, other Asia/Pacific countries, the Middle East, and India. Revenues are based upon customer location and internationally represented 62% and 58% of our consolidated net sales for the three months ended March 31, 2021 and 2020, respectively. Sales to Singapore customers represented 10% and 11% of our consolidated net sales for the three months ended March 31, 2021 and 2020, respectively. No other individual foreign country represented 10% or more of our consolidated net sales for the three months ended March 31, 2021 and 2020. See Note 11 to our consolidated interim financial statements for more information on our segments.

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

	Three Months Ended
	March 31,
	2021	2020
	(in thousands)
Research and development expense presented on the statement of operations	$4,567	$4,287
Costs of customer-funded research and development included in costs of service sales	411	834
Total consolidated statements of operations expenditures on research and development activities	$4,978	$5,121

COVID-19 Global Pandemic

The COVID-19 pandemic continues to disrupt businesses around the world and has resulted in a global economic downturn. The impact of the pandemic on our operating results began in the first quarter of 2020 and continued throughout the year, particularly in areas of our business impacted by global commerce (for example, maritime shipping, travel and leisure). We do not know how long the pandemic will continue or what the ongoing economic impact will be on our business. The areas of our business most at risk of being negatively impacted by the prolonged continuation of this crisis include our mobile connectivity product and service sales, as commercial customers continue to delay acquiring mini-VSAT systems due to the global reduction in maritime shipping, and our media business, due to the severe restrictions on domestic and international travel. Similarly, our inertial navigation product sales have been and may continue to be negatively impacted as domestic and foreign customers decide to conserve cash in their own businesses in the face of the prolonged continuation of the crisis. In response to these significant uncertainties, in the second quarter of 2020 we undertook multiple steps to mitigate the impact of the pandemic on our business, including a comprehensive reduction in salaries and wages and the elimination of most discretionary expenditures, including capital expenditures. As part of our mitigation efforts, we applied for, and received, assistance made available by the United States government through the Paycheck Protection Program (PPP) under the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act). At the beginning of the fourth quarter of 2020, we restored salaries for all of our employees to 100% of the pre-reduction levels, although we continue to limit discretionary spending. We have deferred annual salary increases for the first half of 2021.

As of March 31, 2021, our cash, cash equivalents and marketable securities (“cash position”) approximated $39.1 million, which reflects the impact of a $6.9 million loan (the PPP Loan) we received from Bank of America, N.A., under the Paycheck Protection Program. While there can be no assurance that our current cash position will sustain us through the duration of the pandemic, we believe that, on the basis of our current expectations, our current cash position, and the mitigation actions we have taken or could take may enable us to withstand the impact of this global health crisis. We are continuing to monitor global developments and are prepared to implement further actions that we determine to be necessary to sustain our business.

Critical Accounting Policies and Significant Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated interim financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these interim financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, sales and expenses, and related disclosure at the date of our interim financial statements. Our significant accounting policies are summarized in Note 1 to the consolidated financial statements in our annual report on Form 10-K for the year ended December 31, 2020.

As described in our annual report on Form 10-K for the year ended December 31, 2020, our most critical accounting policies and estimates upon which our consolidated financial statements were prepared were those relating to goodwill, intangible assets, and other long-lived assets. We have reviewed our policies and estimates and determined that these remain our most critical accounting policies and estimates for the three months ended March 31, 2021.

Readers should refer to our annual report on Form 10-K for the year ended December 31, 2020 under “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Critical Accounting Policies and Significant Estimates” for descriptions of these policies and estimates, as well as the notes to the consolidated interim financial statements included elsewhere within this report.

Results of Operations
The following table provides, for the periods indicated, certain financial data expressed as a percentage of net sales:

	Three Months Ended
	March 31,
	2021	2020
Sales:
Product	43.6%	35.8%
Service	56.4	64.2
Net sales	100.0	100.0
Cost and expenses:
Costs of product sales	26.5	26.4
Costs of service sales	36.5	41.6
Research and development	10.8	11.7
Sales, marketing and support	17.8	23.8
General and administrative	16.9	17.5
Total costs and expenses	108.5	121.0
Loss from operations	(8.5)	(21.0)
Interest income	0.6	0.9
Interest expense	—	—
Other (expense) income, net	(1.9)	4.1
Loss before income tax	(9.8)	(16.0)
Income tax (benefit) expense	(0.4)	1.0
Net loss	(9.4)%	(17.0)%

Three Months Ended March 31, 2021 and 2020

Net Sales

    As discussed further under the heading "Segment Discussion" below, product sales increased $5.3 million, or 41%, to $18.4 million for the three months ended March 31, 2021 from $13.1 million for the three months ended March 31, 2020, primarily due to an increase of $5.0 million in inertial navigation product sales and an increase of $0.3 million in mobile connectivity product sales. Service sales for the three months ended March 31, 2021 increased $0.4 million, or 2%, to $23.9 million from $23.5 million for the three months ended March 31, 2020, primarily due to an increase in mobile connectivity service sales of $1.3 million, offset by a decrease in inertial navigation service sales of $0.9 million.

Costs of Sales

    Costs of sales consists of costs of product sales and costs of service sales. Costs of sales increased by $1.8 million, or 7%, in the three months ended March 31, 2021 to $26.6 million from $24.8 million in the three months ended March 31, 2020. The increase in costs of sales was driven by a $1.6 million increase in costs of product sales and a $0.2 million increase in costs of service sales. As a percentage of net sales, costs of sales were 63% and 68% for the three months ended March 31, 2021 and 2020, respectively.

Our costs of product sales consist primarily of materials, manufacturing overhead, and direct labor used to produce our products. For the three months ended March 31, 2021, costs of product sales increased by $1.6 million, or 16%, to $11.2 million from $9.6 million in the three months ended March 31, 2020. As a percentage of product sales, costs of product sales were 61% and 74% for the three months ended March 31, 2021 and 2020, respectively. Mobile connectivity costs of product sales remained flat period over period at $5.1 million for the three months ended March 31, 2021 and 2020 and improved as a percentage of product sales as a result of changes in product mix. Mobile connectivity costs of product sales as a percentage of mobile connectivity product sales were 74% and 77% for the three months ended March 31, 2021 and 2020, respectively. Inertial navigation costs of product sales increased by $1.6 million, or 35%, primarily due to a $1.2 million increase in our TACNAV costs of product sales and a $0.4 million increase in FOG costs of product sales, in both cases as a result of increases in sales volume. As a percentage of inertial navigation product sales, costs of inertial navigation product sales were 53% and 70% for the three months ended March 31, 2021 and 2020, respectively. The decrease in costs of inertial navigation product sales as a percentage of inertial navigation product sales was due to the increase in TACNAV product sales, which have greater profitability.

Our costs of service sales consist primarily of satellite service capacity, depreciation, service network overhead expense associated with our mini-VSAT Broadband network infrastructure, direct network service labor, Inmarsat service costs, product installation costs, engineering and related direct costs associated with customer-funded research and development, media materials and distribution costs, and service repair materials. For the three months ended March 31, 2021, costs of service sales increased by $0.2 million, or 2%, to $15.4 million from $15.2 million for the three months ended March 31, 2020. As a percentage of service sales, costs of service sales were 65% for both the three months ended March 31, 2021 and 2020. Mobile connectivity costs of service sales increased by $0.6 million, or 4%, primarily due to a $1.1 million increase in mini-VSAT airtime costs of service sales, partially offset by a $0.3 million decrease in other mobile connectivity service costs and a $0.3 million decrease in content costs, in each case resulting primarily from changes in the volume of sales. As a percentage of mobile connectivity service sales, costs of mobile connectivity service sales were 63% and 64% for the three months ended March 31, 2021 and 2020, respectively. Inertial navigation costs of service sales decreased by $0.4 million, or 45%, primarily due to a decrease in contract engineering services due to the conclusion of a project for a major U.S. defense customer. As a percentage of inertial navigation service sales, costs of inertial navigation service sales were 192% and 73% for the three months ended March 31, 2021 and 2020, respectively. The increase in costs of inertial navigation service sales as a percentage of inertial navigation service sales was due to an increase in costs relating to an engineering and services development contract from a major U.S. defense contractor without a corresponding increase in revenue.

Operating Expenses

    Research and development expense consists of direct labor, materials, external consultants, and related overhead costs that support our internally funded product development and product sustaining engineering activities. Research and development expense for the three months ended March 31, 2021 increased by $0.3 million, or 7%, to $4.6 million from $4.3 million for the three months ended March 31, 2020. The primary reason for the increase in research and development expense was a $0.4 million decrease in funded engineering expenses (which are reflected in costs of service sales rather than research and development expense), partially offset by a $0.2 million decrease in expensed materials. As a percentage of net sales, research and development expense was 11% and 12% for the three months ended March 31, 2021 and 2020, respectively.

    Sales, marketing, and support expense consists primarily of salaries and related expenses for sales and marketing personnel, commissions for both in-house and third-party representatives, costs related to the co-development of certain content, other sales and marketing support costs such as advertising, literature and promotional materials, product service personnel and support costs, warranty-related costs and bad debt expense. Sales, marketing and support expense also includes the operating expenses of our sales office subsidiaries in Denmark, Singapore, Brazil, and Japan. Sales, marketing and support expense for the three months ended March 31, 2021 decreased by $1.2 million, or 13%, to $7.5 million from $8.7 million for the three months ended March 31, 2020. The decrease primarily resulted from a $0.4 million decrease in warranty expenses, a $0.3 million decrease in travel and entertainment expenses and a $0.2 million decrease in marketing expenses. As a percentage of net sales, sales, marketing and support expense was 18% and 24% for the three months ended March 31, 2021 and 2020, respectively.

    General and administrative expense consists of costs attributable to management, finance and accounting, legal, information technology, human resources, certain outside professional services, and other administrative costs. General and administrative expense for the three months ended March 31, 2021 and 2020 increased by $0.7 million, or 12%, to $7.1 million compared to $6.4 million, respectively. The increase was primarily due to a $0.7 million increase in professional fees, primarily relating to Board governance matters. As a percentage of net sales, general and administrative expense was 17% for both the three months ended March 31, 2021 and 2020.

Interest and Other (Expense) Income, Net

    Interest income represents interest earned on our cash and cash equivalents, as well as from investments and our sale-type lease receivables. Interest income decreased $0.1 million for the three months ended March 31, 2021 to $0.2 million from $0.3 million for the three months ended March 31, 2020, primarily due to the interest related to our marketable securities. Interest expense remained flat period over period at less than $0.1 million for the three months ended March 31, 2021 and 2020. Other (expense) income, net decreased to other expense of $0.8 million for the three months ended March 31, 2021 from other income, net of $1.5 million for the three months ended March 31, 2020 primarily due to an increase in foreign exchange losses from our UK operations.

Income Tax (Benefit) Expense

    Income tax benefit for the three months ended March 31, 2021 was $0.2 million and related to losses incurred in foreign jurisdictions. Income tax expense for the three months ended March 31, 2020 was $0.4 million and related to taxes on income earned in foreign jurisdictions. The losses we incurred in the U.S. for the three months ended March 31, 2021 and the three months ended March 31, 2020 did not generate any income tax benefit during the quarter due to a full valuation allowance on our related deferred tax assets.

Segment Discussion - Three Months Ended March 31, 2021 and 2020

Our net sales by segment for the three months ended March 31, 2021 and 2020 were as follows:

			Change
	For the three months ended March 31,		2021 vs. 2020
	2021	2020	$	%
	(dollars in thousands)
Mobile connectivity sales:
Product	$6,891	$6,592	$299	5%
Service	23,616	22,304	1,312	6%
Net sales	$30,507	$28,896	$1,611	6%

Inertial navigation sales:
Product	$11,541	$6,502	$5,039	77%
Service	244	1,170	(926)	(79)%
Net sales	$11,785	$7,672	$4,113	54%

Operating (loss) income by segment for the three months ended March 31, 2021 and 2020 was as follows:

			Change
	For the three months ended March 31,		2021 vs. 2020
	2021	2020	$	%
	(dollars in thousands)
Mobile connectivity	$(397)	$(2,299)	$1,902	83%
Inertial navigation	2,090	(821)	2,911	355%
	$1,693	$(3,120)	$4,813	154%
Unallocated	(5,300)	(4,528)	(772)	(17)%
Loss from operations	$(3,607)	$(7,648)	$4,041	53%

Mobile Connectivity Segment

Net sales in the mobile connectivity segment increased by $1.6 million for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. Mobile connectivity product sales increased by $0.3 million to $6.9 million for the three months ended March 31, 2021 from $6.6 million for the three months ended March 31, 2020. The increase in mobile connectivity product sales was primarily due to a $0.4 million increase in mini-VSAT Broadband product sales. The increase in mini-VSAT product sales was primarily due to an increase in sales volume.
Mobile connectivity service sales increased by $1.3 million, or 6%, to $23.6 million for the three months ended March 31, 2021 from $22.3 million for the three months ended March 31, 2020. The increase was primarily due to a $2.2 million increase in our mini-VSAT service sales, which resulted in part from a 7% increase in subscribers, primarily as a result of AgilePlans. Partially offsetting this increase was a $0.9 million decrease in our content service sales.

Operating loss for the mobile connectivity segment decreased $1.9 million for the three months ended March 31, 2021 to an operating loss of $0.4 million as compared to an operating loss of $2.3 million for the three months ended March 31, 2020 primarily due an increase in sales less associated costs of $1.0 million, a $0.4 million decrease in warranty expenses, a $0.3 million decrease in travel and entertainment expenses and a $0.3 million decrease in salaries, benefits and taxes.

Inertial Navigation Segment

Net sales in the inertial navigation segment increased $4.1 million, or 54%, for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. Inertial navigation product sales increased $5.0 million, or 77%, to $11.5 million for the three months ended March 31, 2021 from $6.5 million for the three months ended March 31, 2020, primarily as a result of a $4.2 million increase in the volume of TACNAV product sales and a $0.9 million increase in our FOG and OEM product sales. We expect that, in coming quarters, the volume of TACNAV product sales will be comparable to the volume of sales in the corresponding quarter of 2020 and will not sustain the rate of increase achieved in the first quarter of 2021.

Inertial navigation service sales decreased $0.9 million, or 79%, to $0.2 million for the three months ended March 31, 2021 from $1.2 million for the three months ended March 31, 2020. The decrease was due to a $0.9 million decrease in contract engineering service revenues due to the conclusion of a project for a major U.S. defense customer.

Our operating income for the inertial navigation segment increased $2.9 million to an operating gain of $2.1 million for the three months ended March 31, 2021 as compared to an operating loss of $0.8 million for the three months ended March 31, 2020, primarily due to the increase in volume of TACNAV product sales.

Unallocated

Certain corporate-level costs have not been allocated because they are not attributable to either segment. These costs primarily consist of broad corporate functions, including executive, legal, finance, information technology, and costs associated with corporate actions.

Unallocated operating loss increased $0.8 million, or 17%, for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020, primarily due to a $0.7 million increase in professional fees and a $0.2 million increase in salaries, benefits and taxes.

Backlog

Backlog is not a meaningful indicator for predicting revenue in future periods. Commercial resellers for our mobile connectivity products and legacy products typically do not carry extensive inventories and rely on us to ship products quickly. Generally, due to rapid delivery of our commercial products, our backlog for those products is not significant.

Our backlog for all products and services was $17.0 million and $20.4 million as of March 31, 2021 and December 31, 2020, respectively. As of March 31, 2021, $13.8 million of our backlog was scheduled for fulfillment in 2021, $3.1 million was scheduled for fulfillment in 2022, and $0.1 million was scheduled for fulfillment in 2023 through 2024.

Backlog consists of orders evidenced by written agreements and specified delivery dates for customers who are acceptable credit risks. We do not include satellite connectivity service sales in our backlog even though many of our satellite connectivity customers have signed annual or multi-year service contracts providing for a fixed monthly fee. Military orders included in backlog are generally subject to cancellation for the convenience of the customer. When orders are canceled, we generally recover actual costs incurred through the date of cancellation and the costs resulting from termination. As of March 31, 2021, our backlog included $2.3 million in orders that are subject to cancellation for convenience by the customer. Individual orders for inertial navigation products are often large and may require procurement of specialized long-lead components and allocation of manufacturing resources. The complexity of planning and executing larger orders generally requires customers to order well in advance of the required delivery date, resulting in backlog.

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

As of March 31, 2021, we had $39.1 million in cash, cash equivalents, and marketable securities, of which $2.2 million in cash and cash equivalents was held in local currencies by our foreign subsidiaries. Our foreign subsidiaries held no marketable securities as of March 31, 2021. As of March 31, 2021, we had $57.8 million in working capital. Based upon our current working capital position, current operating plans and expected business conditions, we expect to have sufficient funds, through at least twelve months from the date that the accompanying financial statements are filed, to fund our short-term and long-term working capital requirements, including capital expenditures and contractual obligations, primarily using our existing cash, cash equivalents and marketable securities and our operating cash flow. Our funding plans for our working capital needs and other commitments may be adversely impacted if our underlying assumptions regarding our anticipated revenues and expenses are not realized. If our operating results fail to meet our expectations, we could be required to seek additional funding through public or private financings or other arrangements. In that event, adequate funds may not be available when needed or may be available only on terms which could have a negative impact on our business and results of operations. In addition, if we raise funds by issuing equity securities, our stockholders may experience dilution.

Net cash provided by operations was $5.0 million for the three months ended March 31, 2021 compared to net cash used in operations of $2.9 million for the three months ended March 31, 2020. The $7.9 million increase in cash provided by operations is primarily due to a $4.0 million decrease in cash outflows relating to inventories, a $2.4 million increase in non-cash items, a $2.2 million decrease in our net loss, a $1.9 million decrease in cash outflows relating to accrued compensation, product warranty and other, and a $1.0 million increase in other non-current assets and non-current contract assets. Partially offsetting these items were a $2.0 million increase in cash outflows relating to accounts payable, a $0.9 million decrease in cash inflows related to contract liabilities and long-term contract liabilities and a $0.5 million increase in cash outflows relating to prepaid expenses, other current assets and current contract assets.

Net cash used in investing activities was $5.1 million for the three months ended March 31, 2021 compared to net cash provided by investing activities of $4.1 million for the three months ended March 31, 2020. The $9.2 million decrease in net cash provided by investing activities was principally due to $7.4 million decrease in net cash inflows relating to the purchase and sale of marketable securities and a $1.9 million increase in capital expenditures.

Net cash provided by financing activities was $1.5 million for the three months ended March 31, 2021 compared to net cash used by financing activities of $0.4 million for the three months ended March 31, 2020. The $1.9 million increase in net cash provided by financing activities is primarily attributable to a $1.4 million increase in cash inflows relating to proceeds from stock options exercised and a $0.4 million decrease in cash outflows relating to the repurchase of treasury stock.

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

The term of the PPP Loan is two years from the funding date of the PPP Loan. The interest rate on the PPP Loan is 1.00%. Under the terms of the PPP Loan, interest accrues from the funding date of the PPP Loan but is deferred until the lender determines the amount of loan forgiveness, but the deferral period will end if we fail to apply for loan forgiveness within ten months after the loan forgiveness covered period. Principal and interest on the PPP Loan will be payable in monthly installments, except that the Company will not be obligated to repay amounts that are forgiven, if any. The promissory note evidencing the PPP Loan contains various events of default relating to, among other things, insolvency, bankruptcy or the like, payment defaults under the PPP Loan or other loans by the lender, certain defaults under other indebtedness, breach of representations and warranties, the occurrence of a material adverse event, changes in ownership, or breach of other provisions of the promissory note. Upon an event of default, all principal and accrued interest on the PPP Loan and any and all other loans made by the lender to us would, at the lender’s option, become immediately due and payable. We agreed that we will not receive any other loan under the Paycheck Protection Program.

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

On June 27, 2019, we used the proceeds of the sale of our former Videotel business unit to repay in full the then-outstanding balance of $21.4 million under the 2018 Term Loan and to repay $13.0 million of the then-outstanding balance under the 2018 Revolver. The 2018 Revolver remained at $20.0 million through December 31, 2019 and then reduced to $15.0 million for the remaining term of the 2018 Credit Agreement. On October 30, 2021, the entire principal balance of any outstanding loans under the 2018 Revolver will be due and payable, together with all accrued and unpaid interest, fees and any other amounts due and payable under the 2018 Credit Agreement. As of March 31, 2021, no amounts were outstanding under the 2018 Revolver.

Borrowings of up to $15.0 million under the 2018 Revolver are subject to the satisfaction of various conditions precedent at the time of each borrowing, including the continued accuracy of our representations and warranties and the absence of any default under the 2018 Credit Agreement. As of March 31, 2021, the full balance of the $15.0 million facility was available for borrowing.

The 2018 Credit Agreement contains two financial covenants, a maximum Consolidated Leverage Ratio and a minimum Consolidated Fixed Charge Coverage Ratio, each as defined in the 2018 Credit Agreement. The Consolidated Leverage Ratio could not exceed 2.50:1.00 through December 31, 2020 and may not exceed 2.00:1.00 after December 31, 2020. The Consolidated Fixed Charge Coverage Ratio may not be less than 1.25:1.00.

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

Other Matters

We intend to continue to invest in the mini-VSAT Broadband network on a global basis. As part of the future potential capacity expansion, we plan to seek to acquire additional satellite capacity from satellite operators, expend funds to seek regulatory approvals and permits, develop product enhancements in anticipation of the expansion, and hire additional personnel. From time to time we have entered into multi-year agreements to lease satellite capacity, and we have also purchased numerous satellite hubs to support the added capacity. These transactions can involve millions of dollars, and from time to time we have entered into secured lending arrangements to finance them.

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

In January 2020, we had repurchased 35,256 shares of common stock in open market transaction at a cost of approximately $0.4 million. The total amount we repurchased under the October 4, 2019 repurchase program was 150,272 shares of common stock at an approximate cost of $1.7 million. There were no repurchase programs outstanding during the three months ended March 31, 2021.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021, the end of the period covered by this interim report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2021.

Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated changes in our internal control over financial reporting that occurred during the first quarter of 2021. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer did not identify any change in our internal control over financial reporting during the first quarter of 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

101
The following financial information from KVH Industries, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets (unaudited), (ii) the Consolidated Statements of Operations (unaudited), (iii) the Consolidated Statements of Comprehensive Loss (unaudited), (iv) the Consolidated Statement of Stockholders' Equity (unaudited), (v) the Consolidated Statements of Cash Flows (unaudited), and (vi) the Notes to Consolidated Interim Financial Statements (unaudited).
		X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 5, 2021

KVH Industries, Inc.

By:	/s/ ROGER A. KUEBEL
Roger A. Kuebel
(Duly Authorized Officer and Chief Financial Officer)