Form 10-Q
period 2021-06-30
KVH INDUSTRIES INC \DE\
filed 2021-07-30
CIK 1007587

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2021
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Date	Class	Outstanding shares
July 26, 2021	Common Stock, par value $0.01 per share	18,810,010

KVH INDUSTRIES, INC. AND SUBSIDIARIES
Form 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1.    Interim Financial Statements
KVH INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30, 2021	December 31, 2020
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$9,223	$12,578
Marketable securities	25,145	25,141
Accounts receivable, net of allowance for doubtful accounts of $1,554 and $1,596 as of June 30, 2021 and December 31, 2020, respectively	32,995	33,687
Inventories, net	22,300	24,674
Prepaid expenses and other current assets	4,127	3,894
Current contract assets	1,149	1,086
Total current assets	94,939	101,060
Property and equipment, net	59,102	56,273
Intangible assets, net	1,760	2,254
Goodwill	6,622	6,592
Right of use assets	4,492	6,893
Other non-current assets	7,187	7,785
Non-current contract assets	2,415	2,661
Deferred income tax asset	35	73
Total assets	$176,552	$183,591
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,809	$11,400
Accrued compensation and employee-related expenses	7,049	7,156
Accrued other	7,982	6,597
Accrued product warranty costs	1,595	1,812
Current portion of long-term debt	6,927	4,992
Contract liabilities	4,245	4,445
Current operating lease liability	2,505	3,826
Liability for uncertain tax positions	589	560
Total current liabilities	42,701	40,788
Other long-term liabilities	161	674
Long-term operating lease liability	2,114	3,204
Long-term contract liabilities	4,314	4,688
Long-term debt, excluding current portion	—	1,935
Deferred income tax liability	386	418
Total liabilities	$49,676	$51,707
Commitments and contingencies (Notes 2, 10, 12, and 18)
Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 1,000,000 shares; none issued	—	—
Common stock, $0.01 par value. Authorized 30,000,000 shares; 20,244,579 and 19,862,534 shares issued at June 30, 2021 and December 31, 2020, respectively; and 18,811,885 and 18,429,840 shares outstanding at June 30, 2021 and December 31, 2020, respectively	202	199
Additional paid-in capital	153,596	149,170
Accumulated deficit	(12,103)	(2,402)
Accumulated other comprehensive loss	(2,968)	(3,232)
	138,727	143,735
Less: treasury stock at cost, common stock, 1,432,694 shares as of June 30, 2021 and December 31, 2020	(11,851)	(11,851)
Total stockholders’ equity	126,876	131,884
Total liabilities and stockholders’ equity	$176,552	$183,591
See accompanying Notes to Unaudited Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except earnings per share amounts, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Sales:
Product	$17,269	$13,949	$35,701	$27,043
Service	26,094	22,977	49,954	46,451
Net sales	43,363	36,926	85,655	73,494
Costs and expenses:
Costs of product sales	11,894	9,554	23,114	19,190
Costs of service sales	16,124	14,378	31,547	29,573
Research and development	4,505	3,866	9,072	8,153
Sales, marketing and support	7,937	6,795	15,483	15,495
General and administrative	8,705	5,769	15,848	12,167
Total costs and expenses	49,165	40,362	95,064	84,578
Loss from operations	(5,802)	(3,436)	(9,409)	(11,084)
Interest income	222	217	455	530
Interest expense	14	3	32	7
Other (expense) income, net	(1)	(161)	(790)	1,341
Loss before income tax expense (benefit)	(5,595)	(3,383)	(9,776)	(9,220)
Income tax expense (benefit)	78	169	(75)	546
Net loss	$(5,673)	$(3,552)	$(9,701)	$(9,766)

Net loss per common share
Basic and diluted	$(0.31)	$(0.20)	$(0.54)	$(0.56)

Weighted average number of common shares outstanding:
Basic and diluted	18,174	17,648	18,057	17,588

See accompanying Notes to Unaudited Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net loss	$(5,673)	$(3,552)	$(9,701)	$(9,766)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	41	(130)	264	(2,610)
Other comprehensive income (loss), net of tax(1)	41	(130)	264	(2,610)
Total comprehensive loss	$(5,632)	$(3,682)	$(9,437)	$(12,376)
(1) Tax impact was nominal for all periods.

See accompanying Notes to Unaudited Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance at March 31, 2021	20,165	$202	$151,657	$(6,430)	$(3,009)	(1,433)	$(11,851)	$130,569
Net loss	—	—	—	(5,673)	—	—	—	(5,673)
Other comprehensive income	—	—	—	—	41	—	—	41
Stock-based compensation	—	—	1,055	—	—	—	—	1,055
Exercise of stock options and issuance of restricted stock awards, net of forfeitures	80	—	884	—	—	—	—	884
Balance at June 30, 2021	20,245	$202	$153,596	$(12,103)	$(2,968)	(1,433)	$(11,851)	$126,876

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2020	19,863	$199	$149,170	$(2,402)	$(3,232)	(1,433)	$(11,851)	$131,884
Net loss	—	—	—	(9,701)	—	—	—	(9,701)
Other comprehensive income	—	—	—	—	264	—	—	264
Stock-based compensation	—	—	1,987	—	—	—	—	1,987
Exercise of stock options and issuance of restricted stock awards, net of forfeitures	382	3	2,439	—	—	—	—	2,442
Balance at June 30, 2021	20,245	$202	$153,596	$(12,103)	$(2,968)	(1,433)	$(11,851)	$126,876

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance at March 31, 2020	19,419	$194	$145,457	$13,324	$(5,247)	(1,433)	$(11,851)	$141,877
Net loss	—	—	—	(3,552)	—	—	—	(3,552)
Other comprehensive loss	—	—	—	—	(130)	—	—	(130)
Stock-based compensation	—	—	742	—	—	—	—	742
Exercise of stock options and issuance of restricted stock awards, net of forfeitures	26	—	51	—	—	—	—	51
Balance at June 30, 2020	19,445	$194	$146,250	$9,772	$(5,377)	(1,433)	$(11,851)	$138,988

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2019	19,399	$194	$144,485	$19,538	$(2,767)	(1,397)	$(11,461)	$149,989
Net loss	—	—	—	(9,766)	—	—	—	(9,766)
Other comprehensive loss	—	—	—	—	(2,610)	—	—	(2,610)
Stock-based compensation	—	—	1,547	—	—	—	—	1,547
Issuance of common stock under employee stock purchase plan	20	—	156	—	—	—	—	156
Acquisition of treasury stock	—	—	—	—	—	(36)	(390)	(390)
Exercise of stock options and issuance of restricted stock awards, net of forfeitures	26	—	62	—	—	—	—	62
Balance at June 30, 2020	19,445	$194	$146,250	$9,772	$(5,377)	(1,433)	$(11,851)	$138,988
See accompanying Notes to Unaudited Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Six Months Ended
	June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(9,701)	$(9,766)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Provision for doubtful accounts	282	482
Depreciation and amortization	6,963	5,402
Loss on disposals of fixed assets	597	400
Compensation expense related to stock-based awards and employee stock purchase plan	1,987	1,547
Unrealized currency translation loss (gain)	236	(950)
Changes in operating assets and liabilities:
Accounts receivable	426	3,739
Inventories	2,375	(993)
Prepaid expenses, other current assets, and current contract assets	(293)	161
Other non-current assets and non-current contract assets	833	(422)
Accounts payable	293	(2,395)
Contract liabilities and long-term contract liabilities	(592)	(460)
Accrued compensation, product warranty and other	1,407	365
Other long-term liabilities	2	4
Net cash provided by (used in) operating activities	$4,815	$(2,886)
Cash flows from investing activities:
Capital expenditures	(10,521)	(7,049)
Cash paid for acquisition of intangible asset	(32)	(40)
Proceeds from sale of fixed assets	100	6
Purchases of marketable securities	(4)	(6,091)
Maturities and sales of marketable securities	—	13,500
Net cash (used in) provided by investing activities	$(10,457)	$326
Cash flows from financing activities:
Proceeds from PPP loan	—	6,927
Proceeds from stock options exercised and employee stock purchase plan	2,473	207
Repurchase of common stock	—	(390)
Payment of finance lease	(162)	(312)
Net cash provided by financing activities	$2,311	$6,432
Effect of exchange rate changes on cash and cash equivalents	(24)	(794)
Net (decrease) increase in cash and cash equivalents	(3,355)	3,078
Cash and cash equivalents at beginning of period	12,578	18,365
Cash and cash equivalents at end of period	$9,223	$21,443
Supplemental disclosure of non-cash investing activities:
Changes in accrued other and accounts payable related to property and equipment additions	$281	$128
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

•the mobile connectivity segment and
•the inertial navigation segment.

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

The consolidated interim financial statements have not been audited by the Company’s independent registered public accounting firm and include all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations, and cash flows for the periods presented. These consolidated interim financial statements do not include all disclosures associated with annual financial statements and accordingly should be read in conjunction with the Company’s consolidated financial statements and related notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2020 filed on March 03, 2021 with the Securities and Exchange Commission. The results for the three and six months ended June 30, 2021 are not necessarily indicative of operating results for the remainder of the year.

Use of Estimates

The preparation of interim financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the interim financial statements and the reported amounts of sales and expenses during the reporting periods. As described in the Company’s annual report on Form 10-K, the estimates and assumptions used by management affect the Company’s revenue recognition, valuation of accounts receivable, valuation of inventory, expected future cash flows including growth rates, discount rates, terminal values and other assumptions and estimates used to evaluate the recoverability of long-lived assets and goodwill, estimated fair values of long-lived assets, including goodwill, amortization methods and periods, certain accrued expenses and other related charges, stock-based compensation, contingent liabilities, forfeitures and key valuation assumptions for its share-based awards, estimated fulfillment costs for warranty obligations, tax reserves and recoverability of the Company’s net deferred tax assets and related valuation allowance, and the valuation of right-of-use assets and lease liabilities.

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

As a smaller reporting entity the effective date for Topic 326 will be the fiscal year beginning after December 15, 2022. The adoption of Update Nos. 2016-13, 2018-19, 2019-04, 2019-05, 2019-10, 2019-11 and 2020-20 is not expected to have a material impact on the Company's financial position or results of operations.

There are no other recent accounting pronouncements issued by the FASB that the Company expects would have a material impact on the Company's financial statements.

(4)    Marketable Securities

Marketable securities as of June 30, 2021 and December 31, 2020 consisted of the following:

June 30, 2021	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market mutual funds	$25,145	$—	$—	$25,145
Total marketable securities designated as available-for-sale	$25,145	$—	$—	$25,145

December 31, 2020	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market mutual funds	$20,142	$—	$—	$20,142
United States treasuries	4,999	—	—	4,999
Total marketable securities designated as available-for-sale	$25,141	$—	$—	$25,141

The effective maturity date of the United States treasuries is less than one year.

Interest income from marketable securities was $2 and $14 during the three months ended June 30, 2021 and 2020, respectively, and $4 and $127 during the six months ended June 30, 2021 and 2020, respectively.

(5)     Stockholder's Equity
(a) Stock Equity and Incentive Plan
The Company recognizes stock-based compensation in accordance with the provisions of ASC Topic 718, Compensation-Stock Compensation. Stock-based compensation expense was $1,033 and $742, excluding $22 and $0 of compensation charges related to our Amended and Restated 1996 Employee Stock Purchase Plan, or the ESPP, for the three months ended June 30, 2021 and 2020, respectively, and $1,957 and $1,531, excluding $30 and $16 of compensation charges related to ESPP, for the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, there was $4,665 of total unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted-average period of 2.89 years. As of June 30, 2021, there was $4,553 of total unrecognized compensation expense related to restricted stock awards, which is expected to be recognized over a weighted-average period of 2.86 years.

Stock Options

During the three months ended June 30, 2021, the Company issued 91 shares of common stock upon the exercise of stock options and received $907 as payment for the exercise price. No shares were surrendered to the Company to satisfy minimum tax withholding obligations. Additionally, during the three months ended June 30, 2021, no stock options were granted and 57 stock options expired, were canceled or were forfeited.

During the six months ended June 30, 2021, the Company issued 245 shares of common stock upon the exercise of stock options and received $2,473 as payment for the exercise price. No shares were surrendered to the Company to satisfy minimum tax withholding obligations. Additionally, during the six months ended June 30, 2021, 496 stock options were granted and 78 stock options expired, were canceled or were forfeited. During the six months ended June 30, 2020, no stock options were granted. The Company has estimated the fair value of each option grant on the date of grant using the Black-Scholes option-pricing model. The weighted average assumptions utilized to determine the fair value of options granted during the six months ended June 30, 2021 are as follows:

Six Months Ended June 30,
2021
Risk-free interest rate	0.92%
Expected volatility	44.98%
Expected life (in years)	4.28
Dividend yield	0%

As of June 30, 2021, there were 2,208 options outstanding with a weighted average exercise price of $9.91 per share and 705 options exercisable with a weighted average exercise price of $9.56 per share.

Restricted Stock

During the three months ended June 30, 2021, 8 shares of restricted stock were granted with a weighted average grant date fair value of $13.44 per share and 19 shares of restricted stock were forfeited. Additionally, during the three months ended June 30, 2021, 93 shares of restricted stock vested, of which no shares of common stock were surrendered to the Company as payment by employees in lieu of cash to satisfy minimum tax withholding obligations in connection with the vesting of restricted stock.

During the six months ended June 30, 2021, 157 shares of restricted stock were granted with a weighted average grant date fair value of $12.70 per share and 20 shares of restricted stock were forfeited. Additionally, during the six months ended June 30, 2021, 160 shares of restricted stock vested, of which no shares of common stock were surrendered to the Company as payment by employees in lieu of cash to satisfy minimum tax withholding obligations in connection with the vesting of restricted stock.
As of June 30, 2021, there were 533 shares of restricted stock outstanding that were still subject to service-based vesting conditions.

As of June 30, 2021, the Company had no unvested outstanding options and no outstanding shares of restricted stock that were subject to performance-based or market-based vesting conditions.

(b) Employee Stock Purchase Plan

The Company's ESPP affords eligible employees the right to purchase common stock, via payroll deductions, through various offering periods at a purchase price equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. During the three and six months ended June 30, 2021, no shares were issued under the ESPP plan. During the three and six months ended June 30, 2020, 0 and 20 shares were issued under the ESPP plan, respectively. The Company recorded compensation charges related to the ESPP of $22 and $0 for the three months ended June 30, 2021 and 2020, respectively, and $30 and $16 for the six months ended June 30, 2021 and 2020, respectively.

(c) Stock-Based Compensation Expense
The following table presents stock-based compensation expense, including under the ESPP, in the Company's consolidated statements of operations for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cost of product sales	$70	$34	$116	$74
Cost of service sales	3	—	5	—
Research and development	185	137	341	290
Sales, marketing and support	235	139	425	293
General and administrative	562	432	1,100	890
	$1,055	$742	$1,987	$1,547

(d) Accumulated Other Comprehensive Income (Loss) (AOCI)

Comprehensive income (loss) includes net income (loss) and unrealized gains and losses from foreign currency translation. The components of the Company’s comprehensive income (loss) and the effect on earnings for the periods presented are detailed in the accompanying consolidated statements of comprehensive loss.

The balances for the three months ended June 30, 2021 and 2020 are as follows:

	Foreign Currency Translation	Total Accumulated Other Comprehensive Loss
Balance, March 31, 2021	$(3,009)	$(3,009)
Other comprehensive income	41	41
Net other comprehensive income	41	41
Balance, June 30, 2021	$(2,968)	$(2,968)

	Foreign Currency Translation	Total Accumulated Other Comprehensive Loss
Balance, March 31, 2020	$(5,247)	$(5,247)
Other comprehensive loss	(130)	(130)
Net other comprehensive loss	(130)	(130)
Balance, June 30, 2020	$(5,377)	$(5,377)

The balances for the six months ended June 30, 2021 and 2020 are as follows:

	Foreign Currency Translation	Total Accumulated Other Comprehensive Loss
Balance, December 31, 2020	$(3,232)	$(3,232)
Other comprehensive income	264	264
Net other comprehensive income	264	264
Balance, June 30, 2021	$(2,968)	$(2,968)

	Foreign Currency Translation	Total Accumulated Other Comprehensive Loss
Balance, December 31, 2019	$(2,767)	$(2,767)
Other comprehensive loss	(2,610)	(2,610)
Net other comprehensive loss	(2,610)	(2,610)
Balance, June 30, 2020	$(5,377)	$(5,377)

(6)     Net Loss per Common Share

    Basic net loss per share is calculated based on the weighted average number of common shares outstanding during the period. Diluted net loss per share incorporates the dilutive effect of common stock equivalent options, warrants and other convertible securities, if any, as determined with the treasury stock accounting method. For the three and six months ended June 30, 2021, since there was a net loss, the Company excluded all 986 and 763, respectively, in outstanding stock options and non-vested restricted shares from its diluted loss per share calculation, as inclusion of these securities would have reduced the net loss per share. For the three and six months ended June 30, 2020, since there was a net loss, the Company excluded all 1,271 and 1,302, respectively, in outstanding stock options and non-vested restricted shares from its diluted loss per share calculation, as inclusion of these securities would have reduced the net loss per share.

A reconciliation of the basic and diluted weighted average common shares outstanding is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Weighted average common shares outstanding—basic	18,174	17,648	18,057	17,588
Dilutive common shares issuable in connection with stock plans	—	—	—	—
Weighted average common shares outstanding—diluted	18,174	17,648	18,057	17,588

(7)     Inventories

Inventories, net are stated at the lower of cost and net realizable value using the first-in first-out costing method. Inventories as of June 30, 2021 and December 31, 2020 include the costs of material, labor, and factory overhead. Components of inventories consist of the following:

	June 30, 2021	December 31, 2020
Raw materials	$13,120	$13,957
Work in process	3,560	3,996
Finished goods	5,620	6,721
	$22,300	$24,674

(8)     Property and Equipment

Property and equipment, net, as of June 30, 2021 and December 31, 2020 consist of the following:

	June 30, 2021	December 31, 2020
Land	$3,828	$3,828
Building and improvements	24,231	24,197
Leasehold improvements	479	482
Machinery and equipment	16,215	15,536
Revenue-generating assets	58,320	56,336
Office and computer equipment	14,579	13,855
Motor vehicles	31	31
	117,683	114,265
Less accumulated depreciation	(58,581)	(57,992)
	$59,102	$56,273

Depreciation expense was $3,333 and $2,511 for the three months ended June 30, 2021 and 2020, respectively, and $6,407 and $4,913 for the six months ended June 30, 2021 and 2020, respectively.

Certain revenue-generating hardware assets are utilized by the Company in the delivery of the Company's airtime services, media and other content.

(9)     Product Warranty

The Company’s products carry standard limited warranties that range from one to two years and vary by product. The warranty period begins on the date of retail purchase or lease by the original purchaser. The Company accrues estimated product warranty costs at the time of sale and any additional amounts are recorded when such costs are probable and can be reasonably estimated. Factors that affect the Company’s warranty liability include the number of units sold or leased, historical and anticipated rates of warranty repairs and the cost per repair. Warranty and related costs are reflected within sales, marketing and support in the accompanying consolidated statements of operations. As of June 30, 2021 and December 31, 2020, the Company had accrued product warranty costs of $1,595 and $1,812, respectively.

The following table summarizes product warranty activity during 2021 and 2020:

	Six Months Ended
	June 30,
	2021	2020
Beginning balance	$1,812	$2,194
Charges to expense	224	701
Costs incurred	(441)	(758)
Ending balance	$1,595	$2,137

(10)     Debt

	June 30, 2021	December 31, 2020
PPP loan	$6,927	$6,927
Total long-term debt	6,927	6,927
Less amounts classified as current	6,927	4,992
Long-term debt, excluding current portion	$—	$1,935

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

Pursuant to the terms of the CARES Act, the Company can apply for and may be granted forgiveness for all or a portion of the PPP Loan, if and to the extent that the Company satisfies all of the requirements applicable to forgiveness of the PPP Loan. Such forgiveness will be determined in part based on the use of PPP Loan proceeds in accordance with the terms of the CARES Act during the 24-week period after loan origination and the maintenance or achievement of certain employee and compensation levels. The Company plans to apply for forgiveness in August 2021 but can provide no assurance that any portion of the PPP Loan will be forgiven.

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

On June 27, 2019, the Company used the proceeds of the sale of its former Videotel business unit to repay in full the then-outstanding balance of $21,375 under the 2018 Term Loan and to repay $13,000 of the then-outstanding balance under the 2018 Revolver. On October 30, 2021, the entire principal balance of any outstanding loans under the 2018 Revolver will be due and payable, together with all accrued and unpaid interest, fees and any other amounts due and payable under the 2018 Credit Agreement. As of June 30, 2021, no amounts were outstanding under the 2018 Revolver.

Borrowings under the 2018 Revolver are subject to the satisfaction of various conditions precedent at the time of each borrowing, including the continued accuracy of the Company’s representations and warranties and the absence of any default under the 2018 Credit Agreement. As of June 30, 2021, the full balance of the $15,000 facility was available for borrowing.

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

The mobile connectivity segment primarily manufactures and distributes a comprehensive family of mobile satellite antenna products and services that provide access to television, the Internet and voice services while on the move. Product sales within the mobile connectivity segment accounted for 19% and 18% of the Company's consolidated net sales for the three months ended June 30, 2021 and 2020, respectively, and 17% and 18% of the Company's consolidated net sales for the six months ended June 30, 2021 and 2020, respectively. Service sales of mini-VSAT Broadband airtime service accounted for 53% and 55% of the Company's consolidated net sales for the three months ended June 30, 2021 and 2020, respectively, and 52% and 54% of the Company's consolidated net sales for the six months ended June 30, 2021 and 2020, respectively.
The inertial navigation segment manufactures and distributes a portfolio of digital compass and FOG-based systems that address the rigorous requirements of military and commercial customers and provide reliable, easy-to-use and continuously available navigation and pointing data. The principal product categories in this segment include the FOG-based inertial measurement units (IMUs) for precision guidance, FOGs for tactical navigation (TACNAV) as well as pointing and stabilization systems, and digital compasses that provide accurate heading information for demanding applications, security, automation and access control equipment and systems. Sales of FOG-based guidance and navigation systems within the inertial navigation segment accounted for 17% and 16% of the Company's consolidated net sales for the three months ended June 30, 2021 and 2020, respectively, and 16% and 15% of the Company's consolidated net sales for the six months ended June 30, 2021 and 2020, respectively.

No other single product class accounts for 10% or more of the Company's consolidated net sales.

The Company operates in a number of major geographic areas across the globe. The Company generates international net sales, based upon customer location, primarily from customers located in Singapore, Canada, Europe, countries in Africa, other Asia/Pacific countries, the Middle East, and India. Revenues are based upon customer location and internationally represented 60% and 57% of the Company's consolidated net sales for the three months ended June 30, 2021 and 2020, respectively, and 61% and 58% of the Company's consolidated net sales for the six months ended June 30, 2021 and 2020, respectively. Sales to Singapore customers represented 10% of the Company's consolidated net sales for the three months ended June 30, 2021. No other individual foreign country represented 10% or more of the Company's consolidated net sales for the three months ended June 30, 2021. No individual foreign country represented 10% or more of our consolidated net sales for the three months ended June 30, 2020. Sales to Singapore customers represented 10% of the Company's consolidated net sales for the six months ended June 30, 2021 and 2020. No other individual foreign country represented 10% or more of the Company's consolidated net sales for the six months ended June 30, 2021 and 2020.

As of June 30, 2021 and December 31, 2020, the long-lived tangible assets related to the Company’s international subsidiaries were less than 10% of the Company’s long-lived tangible assets.

Net sales and operating income (loss) for the Company's reporting segments and the Company's loss before income tax expense (benefit) for the three and six months ended June 30, 2021 and 2020 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net sales:
Mobile connectivity	$33,755	$29,186	$64,262	$58,082
Inertial navigation	9,608	7,740	21,393	15,412
Consolidated net sales	$43,363	$36,926	$85,655	$73,494

Operating income (loss):
Mobile connectivity	$580	$584	$183	$(1,715)
Inertial navigation	645	154	2,735	(667)
Subtotal	1,225	738	2,918	(2,382)
Unallocated, net	(7,027)	(4,174)	(12,327)	(8,702)
Loss from operations	(5,802)	(3,436)	(9,409)	(11,084)
Net interest and other (expense) income	207	53	(367)	1,864
Loss before income tax expense (benefit)	$(5,595)	$(3,383)	$(9,776)	$(9,220)

Depreciation expense and amortization expense for the Company's reporting segments for the three and six months ended June 30, 2021 and 2020 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Depreciation expense:
Mobile connectivity	$2,779	$2,041	$5,300	$3,999
Inertial navigation	384	323	768	616
Unallocated	170	147	339	298
Total consolidated depreciation expense	$3,333	$2,511	$6,407	$4,913

Amortization expense:
Mobile connectivity	$280	$241	$556	$489
Inertial navigation	—	—	—	—
Unallocated	—	—	—	—
Total consolidated amortization expense	$280	$241	$556	$489

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

In January 2020, the Company repurchased 36 shares of common stock in open market transactions at a cost of approximately $390. The total amount the Company repurchased under the repurchase program since the inception of the October 4, 2019 repurchase program was 151 shares of common stock for an approximate cost of $1,690. There were no repurchase programs outstanding during the six months ended June 30, 2021.

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

The following tables present financial assets and liabilities at June 30, 2021 and December 31, 2020 for which the Company measures fair value on a recurring basis, by level, within the fair value hierarchy:

June 30, 2021	Total	Level 1	Level 2	Level 3	Valuation Technique
Assets
Money market mutual funds	$25,145	$25,145	$—	$—	(a)

December 31, 2020	Total	Level 1	Level 2	Level 3	Valuation Technique
Assets
Money market mutual funds	$20,142	$20,142	$—	$—	(a)
United States treasuries	4,999	4,999	—	—	(a)
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

Assets Measured and Recorded at Fair Value on a Nonrecurring Basis

The Company's non-financial assets, such as goodwill, intangible assets, and other long-lived assets resulting from business combinations, are measured at fair value using income approach valuation methodologies at the date of acquisition and subsequently re-measured if an impairment exists. During 2020, the Company recorded an impairment charge of $10,490 to goodwill and intangible assets. There was no additional impairment of the Company's non-financial assets noted as of June 30, 2021. The Company does not have any liabilities that are recorded at fair value on a non-recurring basis.

(15)     Goodwill and Intangible Assets

Goodwill

The following table sets forth the changes in the carrying amount of goodwill for the six months ended June 30, 2021:

Amounts
Balance at December 31, 2020	$6,592
Foreign currency translation adjustment	30
Balance at June 30, 2021	$6,622

Intangible Assets

The changes in the carrying amount of intangible assets during the six months ended June 30, 2021 are as follows:

Amounts
Balance at December 31, 2020	$2,254
Amortization expense	(556)
Intangible assets acquired in asset acquisition	32
Foreign currency translation adjustment	30
Balance at June 30, 2021	$1,760
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

In January 2017, the Company completed the acquisition of certain subscriber relationships from a third party. This acquisition did not meet the definition of a business under ASC 2017-01, Business Combinations (Topic 805)-Clarifying the Definition of a Business, which the Company adopted on October 1, 2016. The Company ascribed $100 of the initial purchase price to the acquired subscriber relationships definite-lived intangible assets with an initial estimated useful life of 10 years. Under the asset purchase agreement, the purchase price includes a component of contingent consideration under which the Company is required to pay a percentage of recurring revenues received from the acquired subscriber relationships through 2026 up to a maximum annual payment of $114. As of June 30, 2021, the carrying value of the intangible assets acquired in the asset acquisition was $378. As the acquisition did not represent a business combination, the contingent consideration arrangement is recognized only when the contingency is resolved and the consideration is paid or becomes payable. The amounts payable under the contingent consideration arrangement, if any, will be included in the measurement of the cost of the acquired subscriber relationships. An additional $32 and $40 of consideration was earned under the contingent consideration arrangement during the six months ended June 30, 2021 and 2020, respectively.

Acquired intangible assets are subject to amortization. The following table summarizes acquired intangible assets at June 30, 2021 and December 31, 2020, respectively:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
June 30, 2021
Subscriber relationships	$8,034	$6,354	$1,680
Distribution rights	316	236	80
Internally developed software	446	446	—
Proprietary content	153	153	—
Intellectual property	2,284	2,284	—
	$11,233	$9,473	$1,760
December 31, 2020
Subscriber relationships	$7,977	$5,958	$2,019
Distribution rights	311	76	235
Internally developed software	446	446	—
Proprietary content	153	153	—
Intellectual property	2,284	2,284	—
	$11,171	$8,917	$2,254

Amortization expense related to intangible assets was $280 and $241 for the three months ended June 30, 2021 and 2020, respectively, and $556 and $489 for the six months ended June 30, 2021 and 2020, respectively. Amortization expense was categorized as general and administrative expense.

As of June 30, 2021, the total weighted average remaining useful lives of the definite-lived intangible assets was 2.0 years and the weighted average remaining useful lives by the definite-lived intangible asset category are as follows:

Intangible Asset	Weighted Average Remaining Useful Life in Years
Subscriber relationships	2.0
Distribution rights	0.3

Estimated future amortization expense remaining at June 30, 2021 for intangible assets acquired was as follows:

Years ending December 31,

Remainder of 2021	$481
2022	791
2023	316
2024	54
2025	54
Thereafter	64
Total future amortization expense	$1,760

For definite-lived intangible assets, the Company assesses the carrying value of these assets whenever events or circumstances indicate that the carrying value may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset, or asset group, to the future undiscounted cash flows expected to be generated by the asset, or asset group. The COVID-19 pandemic has impacted various aspects of the Company's operations, and the Company has been monitoring the impact of this global crisis carefully. The Company has particularly monitored the operations of KVH Media Group, which depends heavily on travel and travel-related industries. The revenues and cash flows of KVH Media Group have been significantly impacted by the global reduction in travel since the start of the pandemic. Prior to the Company's 2020 annual impairment test in the fourth quarter of 2020, based on the Company's quarterly review of the impact of this global crisis on the Company's forecasted revenues and cash flows, there were no indication of impairment to the carrying value of goodwill or other intangible assets. However, in the fourth quarter of 2020, there were increases in the number of reported COVID-19 cases, and substantial shutdowns were reinstated in the United States, UK and Europe, which caused continued disruptions to our KVH Media Group business as the global travel and related industries remained at historically depressed levels. In response to the impact of the pandemic, particularly with respect to the Company's KVH Media Group business, during the Company's 2020 annual budgeting and long-term planning process, the Company conducted detailed discussions with many of the Company's largest customers in the KVH Media Group to validate the Company's assumptions, which indicated further expected delays in recovery, and certain areas of the KVH Media Group business that may not recover completely or at all. Accordingly, the Company updated its long-term revenue and cash flow forecast to reflect these most recent observations. Based on the Company's other long-lived asset impairment analysis and annual goodwill impairment test, the Company recognized an intangible asset impairment charge of $1,758 and a goodwill impairment charge of $8,732 for the year ended December 31, 2020 related to KVH Media Group.

As of June 30, 2021, the Company has reviewed, and will continue to review, the forecasted revenues and cash flows of our content business for possible indications that the goodwill or other intangible assets associated with this component of our business might be impaired. However, it is uncertain how long the global pandemic will continue to disrupt global businesses, particularly travel, and therefore it is possible that the value of these assets may become impaired in the future if the COVID-19 pandemic worsens or continues for a prolonged period. Our review indicates that, as of June 30, 2021, there are no indications of impairment.

(16)     Revenue from Contracts with Customers (ASC 606)

In accordance with ASC 606, revenue is recognized when a customer obtains control of promised products and services. The amount of revenue recognized reflects the consideration which the Company expects to be entitled to receive in exchange for these products and services.

Disaggregation of Revenue

The following table summarizes net sales from contracts with customers for the three and six months ended June 30, 2021 and2020:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Mobile connectivity product, transferred at point in time	$7,292	$6,080	$13,380	$12,066
Mobile connectivity product, transferred over time	754	623	1,557	1,229
Mobile connectivity service	25,709	22,483	49,325	44,787
Inertial navigation product	9,223	7,246	20,764	13,748
Inertial navigation service	385	494	629	1,664
Total net sales	$43,363	$36,926	$85,655	$73,494

Revenue recognized during the three months ended June 30, 2021 and 2020 from amounts included in contract liabilities at the beginning of the period was $696 and $610, respectively. Revenue recognized during the six months ended June 30, 2021 and 2020 from amounts included in contract liabilities at the beginning of the period was $1,469 and $1,216, respectively.

For mobile connectivity product sales, the delivery of the Company’s performance obligations, are generally transferred to the customer, and associated revenue is recognized, at a point in time, with the exception of certain mini-VSAT contracts which are transferred to customers over time. For mobile connectivity service sales, the delivery of the Company’s performance obligations are transferred to the customer, and associated revenue is recognized, over time. For inertial navigation product sales, the delivery of the Company’s performance obligations are generally transferred to the customer, and associated revenue is recognized, at a point in time. For inertial navigation service sales, the Company's performance obligations are generally transferred to customers, and associated revenue is recognized, over time.

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

No single customer accounted for 10% or more of consolidated net sales for the three or six months ended June 30, 2021 or 2020 or accounts receivable at June 30, 2021 or December 31, 2020.

Certain components from third parties used in the Company’s products are procured from single sources of supply. The failure of a supplier, including a subcontractor, to deliver on schedule could delay or interrupt the Company’s delivery of products and thereby materially adversely affect the Company’s revenues and operating results.

(17)     Income Taxes

The Company’s effective tax rate for the three and six months ended June 30, 2021 was (1.4)% and 0.8%, respectively, compared with (5.0)% and (5.9)% for the corresponding periods in the prior year, respectively. The effective income tax rate is based on estimated income for the year, the estimated composition of the income in different jurisdictions and discrete adjustments, if any, in the applicable periods, including retroactive changes in tax legislation, settlements of tax audits or assessments, and the resolution or identification of tax position uncertainties.

For the three and six months ended June 30, 2021 and 2020, the effective tax rates were lower than the statutory tax rate primarily due to the Company maintaining a valuation allowance reserve on its US deferred tax assets and to the composition of income from foreign jurisdictions taxed at lower rates.

As of June 30, 2021 and December 31, 2020, the Company had reserves for uncertain tax positions of $589 and $560, respectively. There were no material changes during the six months ended June 30, 2021 to the Company’s reserve for uncertain tax positions. The Company estimates that it is reasonably possible that the balance of unrecognized tax benefits as of June 30, 2021 may decrease $26 in the next twelve months as a result of a lapse of statutes of limitations and settlements with taxing authorities.

The Company’s tax jurisdictions include the United States, the United Kingdom, Denmark, Cyprus, Norway, Brazil, Singapore, Japan and India. In general, the statute of limitations with respect to the Company's United States federal income taxes has expired for years prior to 2017, and the relevant state and foreign statutes vary. However, preceding years remain open to examination by United States federal and state and foreign taxing authorities to the extent of future utilization of net operating losses and research and development tax credits generated in each preceding year.

(18)     Leases

The Company has operating leases for office facilities, equipment, and satellite service capacity and related equipment. Lease expense was $927 and $991 for the three months ended June 30, 2021 and 2020, respectively, and was $1,904 and $2,253 for the six months ended June 30, 2021 and 2020, respectively. Short-term operating lease costs were $58 and $62 for the three months ended June 30, 2021 and 2020, respectively, and were $115 and $123 for the six months ended June 30, 2021 and 2020, respectively. Sublease income was $33 for both the three months ended June 30, 2021 and 2020 and was $67 for both the six months ended June 30, 2021 and 2020. Maturities of lease liabilities as of June 30, 2021 under operating leases having an initial or remaining non-cancelable term of one year or more are as follows:

Remainder of 2021	$1,832
2022	1,663
2023	762
2024	421
2025 and thereafter	260
Total minimum lease payments	$4,938

Less amount representing interest	$(319)
Present value of net minimum operating lease payments	$4,619
Less current installments of obligation under current-operating lease liabilities	$2,505
Obligations under long-term operating lease liabilities, excluding current installments	$2,114

Weighted-average remaining lease term - operating leases (years)	2.25
Weighted-average discount rate - operating leases	5.50%

During the first quarter of 2018, the Company entered into a five-year financing lease for three satellite hubs for its HTS network. During the first quarter of 2021, the terms of this lease were adjusted and the Company disposed of two satellite hubs in exchange for additional satellite service capacity. As of June 30, 2021, the gross cost and accumulated amortization associated with this lease for the remaining satellite hub is included in revenue generating assets and amounted to $1,268 and $619, respectively. The obligation under capital leases are stated at the present value of minimum lease payments.

The property and equipment held under this financing lease are amortized on a straight-line basis over the seven-year estimated useful life of the asset, since the lease meets the bargain purchase option criteria. Amortization of assets held under financing leases is included within depreciation expense. Depreciation expense for the remaining capital assets was $46 for both the three months ended June 30, 2021 and 2020 and was $91 for both the six months ended June 30, 2021 and 2020.

The future minimum lease payments under this financing lease as of June 30, 2021 are:

Remainder of 2021	$132
2022	264
2023	22
Total minimum lease payments	$418

Less amount representing interest	$(5)
Present value of net minimum financing lease payments	$413
Less current installments of obligation under accrued other	$260
Obligations under other long-term liabilities, excluding current installments	$153

Weighted-average remaining lease term - finance leases (years)	1.67
Weighted-average discount rate - finance leases	1.53%

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

The current portion of the net investment in these leases was $3,924 as of June 30, 2021 and the non-current portion of the net investment in these leases was $7,186 as of June 30, 2021. The current portion of the net investment in the leases is included in accounts receivable, net of allowance for doubtful accounts on the accompanying consolidated balance sheets and the non-current portion of the net investment in these leases is included in other non-current assets on the accompanying consolidated balance sheets. Interest income from sales-type leases was $221 and $452 during the three and six months ended June 30, 2021, respectively, and was $203 and $400 during the three and six months ended June 30, 2020.

The future undiscounted cash flows from these leases as of June 30, 2021 are:

Remainder of 2021	$2,730
2022	3,721
2023	3,126
2024	2,197
2025	835
2026	71
Total undiscounted cash flows	$12,680

Present value of lease payments	$11,110
Difference between undiscounted cash flows and discounted cash flows	$1,570

In 2021, the Company entered into three-year leases for its TracPhone mini-VSAT systems, in which ownership of the hardware does not transfer to the lessee by the end of the lease term. As a result, and in light of other factors indicated in ASC 842, these leases are classified as operating leases.

As of June 30, 2021, the gross costs and accumulated depreciation associated with these operating leases are included in revenue generating assets and amounted to $672 and $45, respectively. They are depreciated on a straight-line basis over a five-year estimated useful life. Depreciation expense for these assets was $31 and $45 for the three and six months ended June 30, 2021, respectively.

Lease revenue recognized was $49 and $73 for the three and six months ended June 30, 2021, respectively.

As of June 30, 2021, minimum future lease payments to be received on the operating leases are as follows:

2021	$106
2022	213
2023	212
2024	33
Total	$564

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Introduction

The statements included in this quarterly report on Form 10-Q, other than statements of historical fact, are forward-looking statements. Examples of forward-looking statements include statements regarding our future financial results, operating results, business strategies, projected costs, products and services, competitive positions and plans, customer preferences, consumer trends, anticipated product development, and objectives of management for future operations. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” or the negative of these terms or other comparable terminology. Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed in the section entitled “Risk Factors” in Item 1A of Part II of this report. These and many other factors could affect our future financial and operating results, and could cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by us or on our behalf. For example, our expectations regarding certain items as a percentage of sales assume that we will achieve our anticipated sales goals. The following discussion and analysis should be read in conjunction with our consolidated interim financial statements and related notes appearing elsewhere in this report.

Overview

We design, develop, manufacture and market mobile connectivity products and services for the marine and land mobile markets, and inertial navigation products for the defense and commercial markets. Our reporting segments are as follows:

•the mobile connectivity segment and
•the inertial navigation segment.

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

As of June 30, 2021, we have reviewed, and will continue to review, the forecasted revenues and cash flows of our content business for possible indications that the goodwill or other intangible assets associated with this component of our business might be impaired. However, it is uncertain how long the global pandemic will continue to disrupt global businesses, particularly travel, and therefore it is possible that the value of these assets may become impaired in the future if the COVID-19 pandemic worsens or continues for a prolonged period. Our review indicates that, as of June 30, 2021, there are no indications of impairment.

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

Sales by Segment

We generate sales primarily from the sale of our mobile connectivity products and services and our inertial navigation products and services. The following table provides, for the periods indicated, our sales by segment:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Mobile connectivity	$33,755	$29,186	$64,262	$58,082
Inertial navigation	9,608	7,740	21,393	15,412
Net sales	$43,363	$36,926	$85,655	$73,494

Product sales within the mobile connectivity segment accounted for 19% and 18% of our consolidated net sales for the three months ended June 30, 2021 and 2020, respectively, and 17% and 18% of our consolidated net sales for the six months ended June 30, 2021 and 2020, respectively. Sales of mini-VSAT Broadband airtime service accounted for 53% and 55% of our consolidated net sales for the three months ended June 30, 2021 and 2020, respectively, and 52% and 54% of our consolidated net sales for the six months ended June 30, 2021 and 2020, respectively.

Within our inertial navigation segment, net sales of FOG-based guidance and navigation systems accounted for 17% and 16% of our consolidated net sales for the three months ended June 30, 2021 and 2020, respectively, and 16% and 15% of our consolidated net sales for the six months ended June 30, 2021 and 2020, respectively.

No other single product class accounted for 10% or more of our consolidated net sales for the three months ended June 30, 2021 or 2020 or the six months ended June 30, 2021 or 2020. No individual customer accounted for 10% or more of our consolidated net sales for the three months ended June 30, 2021 or 2020 or the six months ended June 30, 2021 or 2020.

We operate in a number of major geographic areas across the globe. We generate our international net sales, based upon customer location, primarily from customers located in Singapore, Canada, Europe, countries in Africa, other Asia/Pacific countries, the Middle East, and India. Revenues are based upon customer location and internationally represented 60% and 57% of our consolidated net sales for the three months ended June 30, 2021 and 2020, respectively, and 61% and 58% of our consolidated net sales for the six months ended June 30, 2021 and 2020, respectively. Sales to Singapore customers represented 10% of our consolidated net sales for the three months ended June 30, 2021 and the six months ended June 30, 2021 and 2020. See Note 11 to our consolidated interim financial statements for more information on our segments.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Research and development expense presented on the statement of operations	$4,505	$3,866	$9,072	$8,153
Costs of customer-funded research and development included in costs of service sales	78	602	489	1,436
Total consolidated statements of operations expenditures on research and development activities	$4,583	$4,468	$9,561	$9,589

COVID-19 Global Pandemic

The COVID-19 pandemic, which resulted in a global economic downturn, continues to disrupt businesses around the world. The impact of the pandemic on our operating results began in the first quarter of 2020 and continued throughout the year, particularly in areas of our business impacted by global commerce (for example, maritime shipping, travel and leisure). In response to these significant uncertainties, in the second quarter of 2020 we undertook multiple steps to mitigate the impact of the pandemic on our business, including a comprehensive reduction in salaries and wages and the elimination of most discretionary expenditures, including capital expenditures. As part of our mitigation efforts, we applied for, and received, assistance made available by the United States government through the Paycheck Protection Program (PPP) under the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act). At the beginning of the fourth quarter of 2020, we restored salaries for all of our employees to 100% of the pre-reduction levels, although we continue to limit discretionary spending. We also deferred annual salary increases for the first half of 2021. In 2021, KVH Media group has continued to be impacted by reduced domestic and international travel due to slower than anticipated rollout of vaccines, which has prolonged travel restrictions between countries. We are slowly seeing customers returning but the recovery is slower than expected. We are continuing to monitor global developments and are prepared to implement any actions that we determine to be necessary to sustain our business.

As of June 30, 2021, our cash, cash equivalents and marketable securities (“cash position”) approximated $34.4 million, which reflects the impact of a $6.9 million loan (the PPP Loan) we received from Bank of America, N.A., under the Paycheck Protection Program. While there can be no assurance that our current cash position will sustain us through the duration of the pandemic, we believe that, on the basis of our current expectations, our current cash position, and the mitigation actions we have taken or could take may enable us to withstand the impact of this global health crisis. We are continuing to monitor global developments and are prepared to implement further actions that we determine to be necessary to sustain our business.

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

As described in our annual report on Form 10-K for the year ended December 31, 2020, our most critical accounting policies and estimates upon which our consolidated financial statements were prepared were those relating to goodwill, intangible assets, and other long-lived assets. We have reviewed our policies and estimates and determined that these remain our most critical accounting policies and estimates for the six months ended June 30, 2021.

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

Results of Operations
The following table provides, for the periods indicated, certain financial data expressed as a percentage of net sales:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Sales:
Product	39.8%	37.8%	41.7%	36.8%
Service	60.2	62.2	58.3	63.2
Net sales	100.0	100.0	100.0	100.0
Cost and expenses:
Costs of product sales	27.4	25.9	27.0	26.1
Costs of service sales	37.2	38.9	36.8	40.2
Research and development	10.4	10.5	10.6	11.1
Sales, marketing and support	18.3	18.4	18.1	21.1
General and administrative	20.1	15.6	18.5	16.6
Total costs and expenses	113.4	109.3	111.0	115.1
Loss from operations	(13.4)	(9.3)	(11.0)	(15.1)
Interest income	0.5	0.6	0.5	0.7
Interest expense	—	—	—	—
Other (expense) income, net	—	(0.4)	(0.9)	1.8
Loss before income tax expense (benefit)	(12.9)	(9.1)	(11.4)	(12.6)
Income tax expense (benefit)	0.2	0.5	(0.1)	0.7
Net loss	(13.1)%	(9.6)%	(11.3)%	(13.3)%

Three months ended June 30, 2021 and 2020

Net Sales

    As discussed further under the heading "Segment Discussion" below, product sales increased $3.3 million, or 24%, to $17.3 million for the three months ended June 30, 2021 from $13.9 million for the three months ended June 30, 2020, primarily due to an increase of $2.0 million in inertial navigation product sales and an increase of $1.3 million in mobile connectivity product sales. Service sales for the three months ended June 30, 2021 increased $3.1 million, or 14%, to $26.1 million from $23.0 million for three months ended June 30, 2020, primarily due to an increase in mobile connectivity service sales of $3.2 million, partially offset by a decrease in inertial navigation service sales of $0.1 million.

Due to a number of factors, we are uncertain that all of these revenue growth rates will continue on this trajectory for the remainder of this year and in 2022. See further discussion under the heading “Segment Discussion” below.

Costs of Sales

    Costs of sales consists of costs of product sales and costs of service sales. Costs of sales increased by $4.1 million, or 17%, in the three months ended June 30, 2021 to $28.0 million from $23.9 million in the three months ended June 30, 2020. The increase in costs of sales was driven by a $2.3 million increase in costs of product sales and a $1.7 million increase in costs of service sales. As a percentage of net sales, costs of sales were 65% for both the three months ended June 30, 2021 and 2020.

Our costs of product sales consist primarily of materials, manufacturing overhead, and direct labor used to produce our products. For the three months ended June 30, 2021, costs of product sales increased by $2.3 million, or 24%, to $11.9 million from $9.6 million in the three months ended June 30, 2020. As a percentage of product sales, costs of product sales were 69% and 68% for the three months ended June 30, 2021 and 2020, respectively. Inertial navigation costs of product sales increased by $1.5 million, or 35%, primarily due to a $1.1 million increase in our FOG costs of product sales and a $0.3 million increase in TACNAV cost of product sales. As a percentage of inertial navigation product sales, costs of inertial navigation product sales were 62% and 58% for the three months ended June 30, 2021 and 2020, respectively. Mobile connectivity costs of product sales increased by $0.9 million, or 16%, and mobile connectivity costs of product sales as a percentage of mobile connectivity product sales were 77% and 79% for the three months ended June 30, 2021 and 2020, respectively. The increase was primarily driven by a $0.8 million increase in our marine mobile connectivity cost of product sales and a $0.1 million increase in land connectivity costs of product sales.

Our costs of service sales consist primarily of satellite service capacity, depreciation, service network overhead expense associated with our mini-VSAT Broadband network infrastructure, direct network service labor, Inmarsat service costs, product installation costs, engineering and related direct costs associated with customer-funded research and development, media materials and distribution costs, and service repair materials. For the three months ended June 30, 2021, costs of service sales increased by $1.7 million, or 12%, to $16.1 million from $14.4 million for the three months ended June 30, 2020. As a percentage of service sales, costs of service sales were 62% and 63% for the three months ended June 30, 2021 and 2020, respectively. Mobile connectivity costs of service sales increased by $2.3 million, or 17%, primarily due an increase in mini-VSAT airtime costs of service sales. As a percentage of mobile connectivity service sales, costs of mobile connectivity service sales were 62% and 61% for the three months ended June 30, 2021 and 2020, respectively. Inertial navigation costs of service sales decreased by $0.5 million, or 81%, primarily due to contract engineering services. As a percentage of inertial navigation service sales, costs of inertial navigation service sales were 33% and 134% for the three months ended June 30, 2021 and 2020, respectively. The decrease in costs of inertial navigation service sales was due to a decrease in costs relating to an engineering and services development contract from a major U.S. defense contractor.

Operating Expenses

    Research and development expense consists of direct labor, materials, external consultants, and related overhead costs that support our internally funded product development and product sustaining engineering activities. Research and development expense for the three months ended June 30, 2021 increased by $0.6 million, or 17%, to $4.5 million from $3.9 million for the three months ended June 30, 2020. The primary reason for the increase in research and development expense was a $0.5 million decrease in funded engineering expenses (which are reflected in costs of service sales rather than research and development expense) and a $0.2 million increase in salaries and employee benefits. As a percentage of net sales, research and development expense was 10% and 11% for the three months ended June 30, 2021 and 2020, respectively.

    Sales, marketing, and support expense consists primarily of salaries and related expenses for sales and marketing personnel, commissions for both in-house and third-party representatives, costs related to the co-development of certain content, other sales and marketing support costs such as advertising, literature and promotional materials, product service personnel and support costs, warranty-related costs and bad debt expense. Sales, marketing and support expense also includes the operating expenses of our sales office subsidiaries in Denmark, Singapore, Brazil, and Japan. Sales, marketing and support expense for the three months ended June 30, 2021 increased by $1.1 million, or 17%, to $7.9 million from $6.8 million for the three months ended June 30, 2020. The increase primarily resulted from a $0.8 million increase in salaries, benefits and taxes and a $0.2 million increase in external commissions. As a percentage of net sales, sales, marketing and support expense was 18% for both the three months ended June 30, 2021 and 2020.

    General and administrative expense consists of costs attributable to management, finance and accounting, information technology, human resources, certain outside professional services, and other administrative costs. General and administrative expense for the three months ended June 30, 2021 and 2020 increased by $2.9 million, or 51%, to $8.7 million compared to $5.8 million, respectively. The increase primarily resulted from a $2.6 million increase in professional fees, primarily arising from a stockholder’s nomination of a competing slate of directors at our annual meeting of stockholders, and a $0.2 million increase in salaries and employee benefits. As a percentage of net sales, general and administrative expense was 20% and 16% for the three months ended June 30, 2021 and 2020, respectively.

Interest and Other (Expense) Income, Net

    Interest income represents interest earned on our cash and cash equivalents, as well as from investments and our sale-type lease receivables. Interest income remained flat period-over-period at $0.2 million for the three months ended June 30, 2021 and 2020. Interest expense remained flat period-over-period at less than $0.1 million for the three months ended June 30, 2021 and 2020. Other (expense) income, net decreased to other expense of less than $0.1 million for the three months ended June 30, 2021 from other expense of $0.2 million for the three months ended June 30, 2020 primarily due to a decrease in foreign exchange losses from our UK operations.

Income Tax Expense

    Income tax expense for the three months ended June 30, 2021 was $0.1 million and related to taxes on income earned in foreign jurisdictions. Income tax expense for the three months ended June 30, 2020 was $0.2 million and related to taxes on income earned in foreign jurisdictions. The losses we incurred in the U.S. for the three months ended June 30, 2021 and the three months ended June 30, 2020 did not generate any income tax benefit during the quarter due to a full valuation allowance on our related deferred tax assets.

Segment Discussion - Three months ended June 30, 2021 and 2020

Our net sales by segment for the three months ended June 30, 2021 and 2020 were as follows:

			Change
	For the three months ended June 30,		2021 vs. 2020
	2021	2020	$	%
	(dollars in thousands)
Mobile connectivity sales:
Product	$8,046	$6,703	$1,343	20%
Service	25,709	22,483	3,226	14%
Net sales	$33,755	$29,186	$4,569	16%

Inertial navigation sales:
Product	$9,223	$7,246	$1,977	27%
Service	385	494	(109)	(22)%
Net sales	$9,608	$7,740	$1,868	24%

Operating income (loss) by segment for the three months ended June 30, 2021 and 2020 were as follows:

			Change
	For the three months ended June 30,		2021 vs. 2020
	2021	2020	$	%
	(dollars in thousands)
Mobile connectivity	$580	$584	$(4)	(1)%
Inertial navigation	645	154	491	319%
	$1,225	$738	$487	66%
Unallocated	(7,027)	(4,174)	(2,853)	(68)%
Loss from operations	$(5,802)	$(3,436)	$(2,366)	(69)%

Mobile Connectivity Segment

Net sales in the mobile connectivity segment increased by $4.6 million, or 16%, for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020. Mobile connectivity product sales increased by $1.3 million to $8.0 million for the three months ended June 30, 2021 from $6.7 million for the three months ended June 30, 2020. The increase in mobile connectivity product sales was primarily due to an increase in TracVision product sales. The increase in TracVision product sales was due to an increase in sales volume.
Mobile connectivity service sales increased by $3.2 million, or 14%, to $25.7 million for the three months ended June 30, 2021 from $22.5 million for the three months ended June 30, 2020. The increase was primarily due to a $2.9 million increase in our mini-VSAT service sales, which resulted in part from a 13% increase in subscribers, primarily as a result of AgilePlans and a $0.2 million increase in our content service sales.

As previously announced, we are in the process of transitioning our legacy network airtime customers to our HTS network, and we plan to terminate our legacy network at the end of 2021. We anticipate that some of our legacy network airtime customers will not transition to our HTS network, in which case we will lose the revenue currently generated by those customers and slow the mini-VSAT service sales growth. For more information, see “Risk Factors — Risks related to our operations — We expect to terminate our legacy satellite network by the end of 2021, which we expect will result in a loss of business from customers who are unable or unwilling to convert to our HTS network.”

Operating income for the mobile connectivity segment was flat for the three months ended June 30, 2021 and 2020 primarily due to an increase in sales less associated costs of $1.4 million, which were offset by a $1.0 million increase in salaries, benefits and taxes and a $0.2 million increase in facility expenses.

Inertial Navigation Segment

Net sales in the inertial navigation segment increased $1.9 million, or 24%, for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020. Inertial navigation product sales increased $2.0 million, or 27%, to $9.2 million for the three months ended June 30, 2021 from $7.2 million for the three months ended June 30, 2020, primarily as a result of a $1.5 million increase in sales of our FOG products and a $0.5 million increase in TACNAV product sales.

Inertial navigation service sales decreased $0.1 million, or 22%, to $0.4 million for the three months ended June 30, 2021 from $0.5 million for the three months ended June 30, 2020. The decrease was due to a $0.3 million decrease in contract engineering service revenues, partially offset by $0.2 million increase in repair services revenue.

Our operating income for the inertial navigation segment increased $0.5 million to $0.6 million for the three months ended June 30, 2021 as compared to $0.2 million for the three months ended June 30, 2020, primarily due to an increase in sales less associated costs of $0.9 million, partially offset by a decrease in funded engineering expenses.

Unallocated

Certain corporate-level costs have not been allocated because they are not attributable to either segment. These costs primarily consist of broad corporate functions, including executive, legal, finance, information technology, and costs associated with corporate actions.

Unallocated operating loss increased $2.9 million, or 68%, for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020, primarily due to a $2.6 million increase in professional fees, primarily arising from a stockholder’s nomination of a competing slate of directors at our annual meeting of stockholders, and a $0.2 million increase in salaries, benefits and taxes.

Six months ended June 30, 2021 and 2020

Net Sales

As discussed further under the heading "Segment Discussion" below, product sales increased $8.7 million, or 32%, to $35.7 million for the six months ended June 30, 2021 from $27.0 million for the six months ended June 30, 2020, primarily due to an increase in inertial navigation product sales of $7.0 million and an increase of $1.6 million in mobile connectivity product sales. Service sales for the six months ended June 30, 2021 increased $3.5 million, or 8%, to $50.0 million from $46.5 million for the six months ended June 30, 2020 due to an increase in mobile connectivity service sales of $4.5 million, partially offset by a decrease in inertial navigation service sales of $1.0 million.

Costs of Sales

    Costs of sales increased by $5.9 million, or 12%, in the six months ended June 30, 2021 to $54.7 million from $48.8 million in the six months ended June 30, 2020. The increase in costs of sales was driven by a $3.9 million increase in costs of product sales and a $2.0 million increase in costs of service sales. As a percentage of net sales, costs of sales were 64% and 66% for the six months ended June 30, 2021 and 2020, respectively.

For the six months ended June 30, 2021, costs of product sales increased by $3.9 million, or 20%, to $23.1 million from $19.2 million in the six months ended June 30, 2020. As a percentage of product sales, costs of product sales were 65% and 71% for the six months ended June 30, 2021 and 2020, respectively. Inertial navigation costs of product sales increased by $3.1 million, or 35%, primarily due to a $1.5 million increase in our TACNAV costs of product sales and a $1.2 million increase in FOG cost of product sales, in both cases as a result of increases in sales volume. Inertial navigation costs of product sales as a percentage of inertial navigation product sales was 57% and 64% for the six months ended June 30, 2021 and 2020, respectively. The decrease in costs of inertial navigation product sales as a percentage of inertial navigation product sales was due to the increase in TACNAV product sales, which have greater profitability. Mobile connectivity costs of product sales increased by $0.9 million, or 8%, primarily due to an increase in our marine mobile connectivity cost of product sales. Mobile connectivity costs of product sales as a percentage of mobile connectivity product sales were 76% and 78% for the six months ended June 30, 2021 and 2020, respectively.

For the six months ended June 30, 2021, costs of service sales increased by $2.0 million, or 7%, to $31.5 million from $29.6 million for the six months ended June 30, 2020. As a percentage of service sales, costs of service sales were 63% and 64% for the six months ended June 30, 2021 and 2020, respectively. Mobile connectivity costs of service sales increased by

$2.9 million, or 10%, primarily due a $3.4 million increase in mini-VSAT airtime costs of services sales, partially offset by a $0.5 million decrease in other mobile connectivity service costs. Mobile connectivity costs of service sales as a percentage of mobile connectivity service sales was 63% for both the six months ended June 30, 2021 and 2020. Inertial navigation costs of service sales decreased by $0.9 million, or 61%, due to a decrease in contract engineering services sales. Inertial navigation costs of service sales as a percentage of inertial navigation service sales was 95% and 91% for the six months ended June 30, 2021 and 2020, respectively.

Operating Expenses

    Research and development expense for the six months ended June 30, 2021 increased by $0.9 million, or 11%, to $9.1 million from $8.2 million for the six months ended June 30, 2020. The primary reason for the increase in research and development expense was a $0.9 million decrease in funded engineering expenses (which are reflected in costs of service sales rather than research and development expense) and a $0.2 million increase in outside consulting, partially offset by a $0.3 million decrease in expensed materials. As a percentage of net sales, research and development expense was 11% for both the six months ended June 30, 2021 and 2020.

    Sales, marketing and support expense remained flat period-over-period at $15.5 million for the six months ended June 30, 2021 and 2020. During the six months ended June 30, 2021, sales, marketing and support expense reflected a $0.8 million increase in salaries, benefits and taxes, which was offset by a $0.5 million decrease in warranty expenses and a $0.3 million decrease in travel expenses. As a percentage of net sales, sales, marketing and support expense was 18% and 21% for the six months ended June 30, 2021 and 2020, respectively.

    General and administrative expense for the six months ended June 30, 2021 increased by $3.7 million, or 30%, to $15.8 million from $12.2 million for the six months ended June 30, 2020. The increase in general and administrative expense resulted primarily from a $3.3 million increase in professional fees, primarily arising from a stockholder’s nomination of a competing slate of directors at our annual meeting of stockholders, and a $0.3 million increase in salaries, benefits and taxes. As a percentage of net sales, general and administrative expense was 19% and 17% for the six months ended June 30, 2021 and 2020, respectively.

Interest and Other Income, Net

    Interest income decreased less than $0.1 million to $0.5 million for the six months ended June 30, 2021 from more than $0.5 million for the six months ended June 30, 2020, primarily due to the interest related to our marketable securities. Interest expense remained flat period-over-period at less than $0.1 million for the six months ended June 30, 2021 and 2020. Other (expense) income, net decreased to other expense, net of $0.8 million for the six months ended June 30, 2021 from other income, net of $1.3 million for the prior period primarily due to an increase in foreign exchange losses from our UK operations.

Income Tax (Benefit) Expense

    Income tax benefit for the six months ended June 30, 2021 was $0.1 million and related to losses generated in foreign jurisdictions. Income tax expense for the six months ended June 30, 2020 was $0.5 million and related to taxes on income earned in foreign jurisdictions. The losses we incurred in the US did not generate any income tax benefit during the period due to a full valuation allowance on our related deferred tax assets.

Segment Discussion - Six months ended June 30, 2021 and 2020

Our net sales by segment for the six months ended June 30, 2021 and 2020 were as follows:

			Change
	For the six months ended June 30,		2021 vs. 2020
	2021	2020	$	%
	(dollars in thousands)
Mobile connectivity sales:
Product	$14,937	$13,295	$1,642	12%
Service	49,325	44,787	4,538	10%
Net sales	$64,262	$58,082	$6,180	11%

Inertial navigation sales:
Product	$20,764	$13,748	$7,016	51%
Service	629	1,664	(1,035)	(62)%
Net sales	$21,393	$15,412	$5,981	39%

Operating income (loss) by segment for the six months ended June 30, 2021 and 2020 were as follows:

			Change
	For the six months ended June 30,		2021 vs. 2020
	2021	2020	$	%
	(dollars in thousands)
Mobile connectivity	$183	$(1,715)	$1,898	111%
Inertial navigation	2,735	(667)	3,402	nm
	$2,918	$(2,382)	$5,300	223%
Unallocated	(12,327)	(8,702)	(3,625)	(42)%
Loss from operations	$(9,409)	$(11,084)	$1,675	15%

Mobile Connectivity Segment

Net sales in the mobile connectivity segment increased by $6.2 million, or 11%, for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020. Mobile connectivity product sales increased by $1.6 million, or 12%, to $14.9 million for the six months ended June 30, 2021 from $13.3 million for the six months ended June 30, 2020. The increase in mobile connectivity product sales was primarily due to a $0.9 million increase in TracVision product sales and a $0.6 million increase in mini-VSAT Broadband product sales. The increases in TracVision and mini-VSAT product sales was primarily due to an increase in sales volume.

Mobile connectivity service sales increased by $4.5 million, or 10%, to $49.3 million for the six months ended June 30, 2021 from $44.8 million for the six months ended June 30, 2020. The increase was primarily due to a $5.0 million increase in our mini-VSAT service sales compared to the six months ended June 30, 2020, which resulted in part from a 13% increase in subscribers, primarily as a result of AgilePlans. Partially offsetting this increase was a $0.6 million decrease in content service sales.

Operating income (loss) for the mobile connectivity segment increased by $1.9 million for the six months ended June 30, 2021 to operating income of $0.2 million as compared to an operating loss of $1.7 million for the six months ended June 30, 2020. This increase resulted primarily from an increase in sales less associated costs of $2.4 million and a $0.5 million decrease in warranty expense, partially offset by a $0.7 million increase in salaries, benefits and taxes.

Inertial Navigation Segment

Net sales in the inertial navigation segment increased $6.0 million, or 39%, for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020. Inertial navigation product sales increased by $7.0 million, or 51%, to $20.8 million for the six months ended June 30, 2021 from $13.7 million for the six months ended June 30, 2020. This increase was due to a $4.7 million increase in TACNAV product sales and a $2.3 million increase in sales of our FOG and OEM products.

Inertial navigation service sales decreased $1.0 million, or 62%, to $0.6 million for the six months ended June 30, 2021 from $1.7 million for the six months ended June 30, 2020. This decrease was primarily attributable to a decrease in contract engineering service revenue due to the conclusion of a project for a major U.S. defense customer.

Our operating income (loss) for the inertial navigation segment increased by $3.4 million to operating income of $2.7 million for the six months ended June 30, 2021 as compared to an operating loss of $0.7 million for the six months ended June 30, 2020. This increase was primarily due to the increase in sales less associated costs of $3.9 million, partially offset by a decrease in funded engineering expenses.

Unallocated

    Unallocated operating loss increased $3.6 million, or 42%, for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020 primarily due to a $3.3 million increase in professional fees, primarily arising from a stockholder’s nomination of a competing slate of directors at our annual meeting of stockholders, and a $0.4 million increase in salaries, benefits and taxes.

Backlog

Backlog is not a meaningful indicator for predicting revenue in future periods. Commercial resellers for our mobile connectivity products and legacy products typically do not carry extensive inventories and rely on us to ship products quickly. Generally, due to rapid delivery of our commercial products, our backlog for those products is not significant.

Our backlog for all products and services was $26.4 million and $20.4 million as of June 30, 2021 and December 31, 2020, respectively. As of June 30, 2021, $14.8 million of our backlog was scheduled for fulfillment in 2021, $4.3 million was scheduled for fulfillment in 2022, and $7.3 million was scheduled for fulfillment in 2023 through 2025.

Backlog consists of orders evidenced by written agreements and specified delivery dates for customers who are acceptable credit risks. We do not include satellite connectivity service sales in our backlog even though many of our satellite connectivity customers have signed annual or multi-year service contracts providing for a fixed monthly fee. Military orders included in backlog are generally subject to cancellation for the convenience of the customer. When orders are canceled, we generally recover actual costs incurred through the date of cancellation and the costs resulting from termination. As of June 30, 2021, our backlog included $9.6 million in orders that are subject to cancellation for convenience by the customer. Individual orders for inertial navigation products are often large and may require procurement of specialized long-lead components and allocation of manufacturing resources. The complexity of planning and executing larger orders generally requires customers to order well in advance of the required delivery date, resulting in backlog.
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

As of June 30, 2021, we had $34.4 million in cash, cash equivalents, and marketable securities, of which $2.4 million in cash and cash equivalents was held in local currencies by our foreign subsidiaries. Our foreign subsidiaries held no marketable securities as of June 30, 2021. As of June 30, 2021, we had $52.2 million in working capital. Based upon our current working capital position, current operating plans and expected business conditions, we expect to have sufficient funds, through at least twelve months from the date that this quarterly report on Form 10-Q is filed with the SEC, to fund our short-term and long-term working capital requirements, including capital expenditures and contractual obligations, primarily using our existing cash, cash equivalents and marketable securities and our operating cash flow. Our funding plans for our working capital needs and other commitments may be adversely impacted if our underlying assumptions regarding our anticipated revenues and expenses are not realized. If our operating results fail to meet our expectations, we could be required to seek additional funding through public or private financings or other arrangements. In that event, adequate funds may not be available when needed or may be available only on terms which could have a negative impact on our business and results of operations. In addition, if we raise funds by issuing equity securities, our stockholders may experience dilution.

Net cash provided by operations was $4.8 million for the six months ended June 30, 2021 compared to net cash used in operations of $2.9 million for the six months ended June 30, 2020. The $7.7 million increase in cash provided by operations is primarily due to a $3.4 million decrease in cash outflows relating to inventories, a $3.2 million increase in non-cash items, a $2.7 million decrease in cash outflows relating to accounts payable, a $1.3 million decrease in cash outflows relating to other non-current assets and non-current contract assets, and a $1.0 million decrease in cash outflows relating to accrued compensation, product warranty and other. Partially offsetting these items were a $3.3 million decrease in cash inflows relating to accounts receivable and a $0.5 increase in cash outflows relating to prepaid expenses, other current assets, and current contract assets.

Net cash used in investing activities was $10.5 million for the six months ended June 30, 2021 compared to net cash provided by investing activities of $0.3 million for the six months ended June 30, 2020. The $10.8 million increase in net cash used in investing activities was principally due to the $7.4 million decrease in net cash inflows relating to the purchase and sale of marketable securities and a $3.5 million increase in capital expenditures.

Net cash provided by financing activities was $2.3 million for the six months ended June 30, 2021 compared to net cash provided by financing activities of $6.4 million for the six months ended June 30, 2020. The $4.1 million decrease in net cash provided by financing activities is primarily attributable to the $6.9 million decrease in cash inflows from long-term borrowings. This decrease in cash inflows was partially offset by a $2.3 million increase in cash inflows relating to proceeds from stock options exercised and a $0.4 million decrease in cash outflows relating to the repurchase of treasury stock.

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

Pursuant to the terms of the CARES Act, we can apply for and may be granted forgiveness for all or a portion of the PPP Loan, if and to the extent that we satisfy all of the requirements applicable to forgiveness of the PPP Loan. Such forgiveness will be determined in part based on the use of PPP Loan proceeds in accordance with the terms of the CARES Act during the 24-week period after loan origination and the maintenance or achievement of certain employee and compensation levels. We plan to apply for forgiveness in August 2021 but can provide no assurance that any portion of the PPP Loan will be forgiven.

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

On June 27, 2019, we used the proceeds of the sale of our former Videotel business unit to repay in full the then-outstanding balance of $21.4 million under the 2018 Term Loan and to repay $13.0 million of the then-outstanding balance under the 2018 Revolver. On October 30, 2021, the entire principal balance of any outstanding loans under the 2018 Revolver will be due and payable, together with all accrued and unpaid interest, fees and any other amounts due and payable under the 2018 Credit Agreement. As of June 30, 2021, no amounts were outstanding under the 2018 Revolver.

Borrowings under the 2018 Revolver are subject to the satisfaction of various conditions precedent at the time of each borrowing, including the continued accuracy of our representations and warranties and the absence of any default under the 2018 Credit Agreement. As of June 30, 2021, the full balance of the $15.0 million facility was available for borrowing.

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

In January 2020, we had repurchased 35,256 shares of common stock in open market transaction at a cost of approximately $0.4 million. The total amount we repurchased under the October 4, 2019 repurchase program was 150,272 shares of common stock at an approximate cost of $1.7 million. There were no repurchase programs outstanding during the six months ended June 30, 2021.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021, the end of the period covered by this interim report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2021.

Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated changes in our internal control over financial reporting that occurred during the second quarter of 2021. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer did not identify any change in our internal control over financial reporting during the second quarter of 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.    RISK FACTORS

This section augments and updates the risk factors disclosed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2020, or the Annual Report. The following risk factors supersede the risks described in the Annual Report.
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

We recorded substantial losses from continuing operations in each of the last three fiscal years and the first six months of 2021. We expect to incur substantial losses in the near future as we continue to bear the expenses of maintaining two satellite networks during the transition of our mini-VSAT customers to our HTS network, as we increase satellite capacity to handle our growing subscriber base, as we continue to shift our business from a model based primarily on product sales to a model based primarily on recurring revenue, as we confront the impact of the COVID-19 pandemic on our business and as we continue to invest in research and development to improve our existing products and develop new products, including our photonic chip-based fiber optic gyro. We expect to invest substantially in the development of our photonic chip-based fiber optic gyro in an effort to take advantage of opportunities we may have in the autonomous vehicle and other markets. We expect that, as we increase our investments in these and other areas, including, for example, our Internet of Things (IoT) product, our losses will grow. In order to regain profitability, we must successfully complete the transition of our mini-VSAT customers to our HTS network and continue to introduce new and improved products in order to maintain and improve our competitive position and generate revenue. Our inability to accomplish any of these goals could have a material adverse effect on our revenues, profitability and cash flow, and we cannot assure you when, or whether, we will regain profitability.

Fluctuations in our quarterly net sales and results of operations could depress the market price of our common stock.

Our future net sales and results of operations could continue to vary significantly from quarter to quarter due to a number of factors, many of which are outside our control. Accordingly, you should not rely on quarter-to-quarter comparisons of our results of operations as an indication of future performance. It is possible that our net sales or results of operations in a quarter will fall below the expectations of securities analysts or investors. If this occurs, the market price of our common stock could fall significantly. Our results of operations in any quarter can fluctuate for many reasons, including changes in demand for our products and services; the timing and size of individual orders from military customers, which may be delayed or canceled for various reasons; the mix of products and services we sell, including the mix of fixed rate and metered contracts for airtime services; our ability to manufacture, test and deliver products in a timely and cost-effective manner, including the availability of components and subassemblies from our suppliers; our success in winning competitions for orders; the timing of new product introductions by us or our competitors; the scope and success of our investments in research and development; expenses incurred in pursuing acquisitions and investments; expenses incurred in expanding, maintaining, or improving our mini-VSAT Broadband network; market and competitive pricing pressures; unanticipated charges or expenses, such as increases in warranty claims; expenses incurred in responding to stockholder activism; general economic climate; seasonality of pleasure boat and recreational vehicle usage; and the impact of the COVID-19 pandemic.

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

As a result of our acquisitions, we have recorded, and may continue to record, a significant amount of goodwill and other intangible assets. Under current accounting guidelines, we must assess, at least annually and potentially more frequently, whether the value of goodwill and other intangible assets has been impaired. In 2020, our annual impairment test resulted in an impairment charge of $10.5 million in our KVH Media reporting unit. Even after recording this impairment, our consolidated balance sheet continues to include $8.4 million of goodwill and other intangible assets, of which $4.0 million relates to KVH Media Group. There can be no assurance that our remaining goodwill and other intangible assets will not be further impaired, especially if the global COVID-19 pandemic continues to impact the markets in which our Media Group operates.

Risks related to our operations

We must generate a certain level of sales of the TracPhone V-HTS series products and our mini-VSAT Broadband service in order to maintain or improve our service gross margins.

As a result of our mini-VSAT Broadband network infrastructure, our cost of service sales includes certain costs that do not generally vary directly in proportion with the volume of service sales, and we have limited ability to reduce these fixed costs in the short term. These costs have increased significantly each year as we have further expanded our network to accommodate additional subscriber demand and/or coverage areas, and we expect that this trend will continue in 2021 and beyond, particularly as we expand our HTS network. If sales of our TracPhone V-HTS series products and the mini-VSAT Broadband service, including through our AgilePlans subscription model, do not generate the level of revenue that we expect or if those revenues decline, our service gross margins may continue to decline. The failure to improve our mini-VSAT Broadband service gross margins and unit or subscriber sales would have a material adverse effect on our overall profitability.

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

We expect to terminate our legacy satellite network by the end of 2021, which we expect will result in a loss of business from customers who are unable or unwilling to convert to our HTS network.

Our maritime airtime services networks generated approximately $44.4 million of revenue for the six months ended June 30, 2021. As of June 30, 2021, approximately 26% of our maritime airtime subscribers relied on our legacy airtime network. We intend to provide various incentives to these customers, such as free or discounted upgrade kits and terminals, to entice them to convert their service to our HTS network by the end of 2021, but these efforts may not be successful. Our inability to convert our legacy satellite customers to our HTS network would result in the loss of the revenue generated by those customers. In addition, the costs that we may need to incur to convert our legacy maritime airtime customers to our HTS network may be significant. There can be no assurance that we will retain our legacy airtime customers when we terminate our legacy network at the end of 2021 or that the costs we incur to convert these customers will result in profitability either in the short term or the long term.

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

We currently manufacture all of our mobile connectivity products at our manufacturing facility in Middletown, Rhode Island, and all of our inertial navigation products at our facility in Tinley Park, Illinois. Some of our production processes are complex, and we may be unable to respond rapidly to the loss of the use of either production facility. For example, our production facilities use some specialized equipment that may take time to replace if they are damaged or become unusable for any reason. In that event, shipments would be delayed, which could result in customer or dealer dissatisfaction, loss of sales and damage to our reputation. Finally, we have only a limited capability to increase our manufacturing capacity in the short term. If short-term demand for our products exceeds our manufacturing capacity, our inability to fulfill orders in a timely manner could also lead to customer or dealer dissatisfaction, loss of sales and damage to our reputation.

Acquisitions and strategic relationships may disrupt our operations or adversely affect our results.

We evaluate opportunities to acquire other businesses and pursue other strategic relationships as they arise. The expenses we incur evaluating and pursuing acquisitions and strategic relationships could have a material adverse effect on our results of operations. If we acquire a business, we may be unable to manage it profitably or successfully integrate its operations with our own. Moreover, we may be unable to realize the strategic, financial, operational and other benefits we anticipate, and any acquisition or strategic relationship may increase our operating expenses. Further, our approach to acquisitions and strategic relationships may involve a number of special financial and business risks, such as entry into new and unfamiliar lines of business or markets, which may present challenges or risks that we did not anticipate; entry into new or unfamiliar geographic regions, including exposure to additional tax and regulatory regimes; increased expenses associated with the amortization of acquired intangible assets; increased exposure to fluctuations in foreign currency exchange rates; charges related to any abandoned acquisition; diversion of our management’s time, attention, and resources; loss of key personnel; increased costs to improve or coordinate managerial, operational, financial, and administrative systems, including internal control over financial reporting; dilutive issuances of equity securities; the assumption of legal liabilities; and losses arising from impairment charges associated with goodwill or intangible assets.

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

Our future success depends to a significant degree on the skills and efforts of Martin Kits van Heyningen, our co-founder, President, Chief Executive Officer, and Chairman of the Board, and Brent Bruun, our Chief Operating Officer. If we lost the services of Mr. Kits van Heyningen or Mr. Bruun, our business and operating results could be seriously harmed. We also depend on the ability of our other executive officers to work effectively as a team. The loss of one or more of our executive officers could impair our ability to manage our business effectively.

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

These factors periodically cause substantial fluctuations in sales of our TACNAV and FOG products and services. Fluctuating commercial sales of our inertial navigation products are also making it harder to predict our future revenues. For example, TACNAV product sales increased $4.7 million, or 224%, from the six months ended June 30, 2020 to the six months ended June 30, 2021, while sales of our FOG products increased $2.4 million, or 22%, from the six months ended June 30, 2020 to the six months ended June 30, 2021.Investors should not expect that these rates of growth will be repeated in future quarters; given the substantial fluctuations in quarterly sales, we could experience similarly substantial reductions in revenue.

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

In the marine market for satellite TV equipment, we compete primarily with Intellian, Cobham SATCOM and Raymarine (Intellian made). In the marine market for voice, fax, data, and Internet communications equipment, we compete primarily with Intellian and Cobham SATCOM. In the marine market for high-speed voice, fax, data, and Internet services, we compete primarily with Inmarsat, Marlink and Network Innovations. We also face competition from providers of low-speed data services, which include Inmarsat, Globalstar LP, and Iridium Satellite LLC. In the market for land mobile satellite TV equipment, we compete primarily with King Controls and Winegard Company. In the markets for media content, the KVH Media Group competes primarily with Swank Motion Pictures and NewspaperDirect Inc. In the inertial navigation markets, we compete primarily with Honeywell International Inc., Northrop Grumman Corporation, Emcore and Fizoptica. Many of our competitors are well-established companies that have substantially greater financial, managerial, technical, marketing, personnel and other resources than we do, which may help them to compete more effectively against us.

The emergence of a competing small maritime VSAT antenna and complementary service or other similar service could reduce the competitive advantage we believe we currently enjoy with our smaller TracPhone V-HTS series antennas and Ku-band mini-VSAT Broadband service, or with our TracPhone V11-HTS antenna and our C/Ku-band mini-VSAT Broadband service.

Our TracPhone V-HTS and V-IP systems offer customers a range of benefits due to their integrated design, hardware costs that are lower than existing maritime Ku-band VSAT systems, and broadband technology. We currently compete against companies that offer established maritime Ku-band VSAT service using, in some cases, antennas 1-meter in diameter or larger. While we are unaware of any company offering a 37-cm VSAT solution comparable to our TracPhone V3-HTS or V30, we are encountering regional competition from companies offering 60-cm VSAT systems and services, which are comparable in size to our TracPhone V7-HTS. Likewise, our TracPhone V11-HTS, at 1.1-meters in diameter, is approximately 85% smaller and lighter than competing C-band maritime VSAT systems, which use antennas in excess of 2.4-meters in diameter to provide similar global services. We are unaware of any competitor currently offering a similar size solution for global C-band coverage, but any introduction of such a product could adversely impact our success. In addition, other companies could replicate some of the distinguishing features of our TracPhone V-HTS series products, which could potentially reduce the appeal of our solution, increase price competition, and adversely affect sales. We compete against Inmarsat's Fleet Xpress service, a global Ka-band mobile VSAT service that Inmarsat claims is faster and has a lower price per megabit than existing Ku-band services. This service may continue to adversely impact sales of our mini-VSAT Broadband service and related equipment. Our arrangement to use the IntelsatOne Flex service for our HTS network is not exclusive, and competitors’ use of this service could also adversely impact sales. Moreover, consumers may choose other services such as FleetBroadband or Iridium OpenPort for their service coverage at potentially lower hardware costs despite higher service costs and slower data rates.

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

We obtain many key components for our products from third-party suppliers, and in some cases we use a single or a limited number of suppliers. Any interruption in supply could impair our ability to deliver our products until we identify and qualify a new source of supply, which could take several weeks, months or longer and could increase our costs significantly. For example, the global chip shortage and supply chain constraints as a result of COVID-19 could impact our ability to deliver products timely in the near term as well as increase our cost of sales due to rising prices for materials. Suppliers might change or discontinue key components, which could require us to modify our product designs. Regulations requiring government contractors to implement processes to avoid counterfeit parts may require us to find new sources of materials or components if a supplier cannot meet those requirements. In general, we do not have written long-term supply agreements with our suppliers but instead buy components through purchase orders, which expose us to potential price increases and termination of supply without notice or recourse. We generally do not carry significant inventories of product components, which could magnify the impact of the loss of a supplier. If we must use a new source of supply, we could face unexpected manufacturing difficulties and loss of product performance or reliability. In addition, from time to time, lead times for certain components can increase significantly due to imbalances in overall market supply and demand. This, in turn, could limit our ability to satisfy demand for our products on a timely basis and could result in the cancellation of customer orders. Further, adverse economic conditions, including conditions caused by the current COVID-19 pandemic, could result in financial difficulties or bankruptcy for any of our suppliers, which could adversely affect our business and results of operations.

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

Research and development in our industry is inherently complex and uncertain, and our current and anticipated research and development projects may not achieve the results we seek. Our research and development expenses decreased 1% from 2019 to 2020, and increased 11% from the six months ended June 30, 2020 to the six months ended June 30, 2021. The financial resources that we can devote to our research and development efforts may be insufficient to achieve our goals. Our efforts may not result in any viable products or may result in products whose performance, features, price or availability may not be attractive to customers or that we cannot manufacture and sell profitably.

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

In early May 2020, we received a $6.9 million loan from Bank of America, N.A. under the Paycheck Protection Program of the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act. The loan is described in more detail in Note 5 to our accompanying consolidated financial statements. The loan has a term of two years, and upon application to the Small Business Administration, or SBA, all or a portion of the loan may be forgiven, depending on our use of proceeds and other factors. Under the CARES Act, loan forgiveness is available for certain payroll costs, rent payments, mortgage interest and utilities, if stated conditions are met. We believe we have used the proceeds of the loan for purposes eligible for forgiveness. We intend to apply for forgiveness in August 2021 but can provide no assurance that any portion of the PPP Loan will be forgiven, in which we must repay the loan with interest.

Our credit facility contains financial and restrictive covenants that we may not satisfy, and that, if not satisfied, could result in the acceleration of any outstanding indebtedness and limit our ability to borrow additional funds. The credit facility also imposes restrictions that may limit our ability to pursue business opportunities.

Although no amounts were outstanding under the agreements governing our secured credit facility as of June 30, 2021, the agreements subject us to various financial and other affirmative and negative covenants with which we must comply on an ongoing or periodic basis. These include covenants pertaining to a maximum consolidated leverage ratio and a minimum consolidated fixed charge coverage ratio and covenants requiring the mandatory prepayment of amounts outstanding under the revolver under specified circumstances. The agreements also subject us to various restrictions on our ability to engage in certain activities, such as raising capital or acquiring businesses. These restrictions may limit or restrict our cash flow and our ability to pursue business opportunities or strategies that we would otherwise consider to be in our best interests.

Risks related to government regulation

Our international operations complicate our business and require us to comply with multiple regulatory environments.

Historically, sales to customers outside the United States have accounted for a significant portion of our net sales. We derived 61%, 64% and 54% of our revenues in the six months ended June 30, 2021 and the years ended December 31, 2020 and 2019, respectively, from sales to these foreign customers. We have foreign offices in Denmark, the United Kingdom, Singapore, Japan, Norway, Cyprus and the Philippines, as well as a subsidiary in Brazil that manages local sales. Nonetheless, substantially all of our personnel and operations, particularly for our mobile connectivity equipment business and our inertial navigation business, are located in the United States. Our limited international operations may impair our ability to compete successfully in international markets and to meet the service and support needs of our customers in countries where we have little to no infrastructure. We face a number of risks associated with our international business activities, which may increase our costs and require significant management attention. These risks include restrictions on international travel, which may restrict our ability to grow and service our business; tariffs; sanctions or other trade restrictions that preclude or restrict doing business with particular foreign governments, companies or individuals; technical challenges we may face in adapting our mobile connectivity products to function with different satellite services and technology in use in various regions around the world; satisfaction of international regulatory requirements and delays and costs associated with procurement of any necessary licenses or permits; the potential unavailability of content licenses covering international waters and foreign locations; restrictions on the sale of certain inertial navigation products to foreign military and government customers; increased costs of providing customer support in multiple languages; increased costs of managing operations that are international in scope; potentially adverse tax consequences, including restrictions on the repatriation of earnings; protectionist laws and business practices that favor local competitors, which could slow our growth in international markets; potentially longer sales cycles; potentially longer accounts receivable payment cycles and difficulties in collecting accounts receivable; and economic and political instability in some international markets.

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

We are subject to income and other taxes in the U.S. and the foreign jurisdictions in which we operate. The determination of our worldwide provision for income taxes and current and deferred tax assets and liabilities requires significant judgment and estimation. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. Although we believe our tax estimates are reasonable, the ultimate tax outcome may differ materially from our estimates and may materially affect our income tax benefit or expense, net loss or income, and cash flows in the period in which such determination is made. As of June 30, 2021, we had liabilities for uncertain tax positions of $0.6 million.

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

Our stock price has historically been volatile. During the period from January 1, 2018 to June 30, 2021, the trading price of our common stock ranged from $6.36 to $15.29. Many factors may cause the market price of our common stock to fluctuate, including variations in our quarterly results of operations; the introduction of new products and services by us or our competitors; changing needs of military customers; changes in estimates of our performance or recommendations by securities analysts; the hiring or departure of key personnel; acquisitions or strategic alliances involving us or our competitors; market conditions in our industries; and the global macroeconomic and geopolitical environment.

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

101
The following financial information from KVH Industries, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets (unaudited), (ii) the Consolidated Statements of Operations (unaudited), (iii) the Consolidated Statements of Comprehensive Loss (unaudited), (iv) the Consolidated Statement of Stockholders' Equity (unaudited), (v) the Consolidated Statements of Cash Flows (unaudited), and (vi) the Notes to Consolidated Interim Financial Statements (unaudited).
		X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 30, 2021

KVH Industries, Inc.

By:	/s/ ROGER A. KUEBEL
Roger A. Kuebel
(Duly Authorized Officer and Chief Financial Officer)