Form 10-Q
period 2021-09-30
KVH INDUSTRIES INC \DE\
filed 2021-11-04
CIK 1007587

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2021
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Date	Class	Outstanding shares
November 1, 2021	Common Stock, par value $0.01 per share	18,899,082

KVH INDUSTRIES, INC. AND SUBSIDIARIES
Form 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1.    Interim Financial Statements
KVH INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30, 2021	December 31, 2020
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$9,880	$12,578
Marketable securities	17,146	25,141
Accounts receivable, net of allowance for doubtful accounts of $1,656 and $1,596 as of September 30, 2021 and December 31, 2020, respectively	31,955	33,687
Inventories, net	24,639	24,674
Prepaid expenses and other current assets	4,828	3,894
Current contract assets	1,079	1,086
Total current assets	89,527	101,060
Property and equipment, net	59,964	56,273
Intangible assets, net	1,462	2,254
Goodwill	6,562	6,592
Right of use assets	3,609	6,893
Other non-current assets	6,906	7,785
Non-current contract assets	2,322	2,661
Deferred income tax asset	35	73
Total assets	$170,387	$183,591
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,099	$11,400
Accrued compensation and employee-related expenses	6,705	7,156
Accrued other	8,028	6,597
Accrued product warranty costs	1,418	1,812
Current portion of long-term debt	—	4,992
Contract liabilities	4,128	4,445
Current operating lease liability	2,012	3,826
Liability for uncertain tax positions	604	560
Total current liabilities	31,994	40,788
Other long-term liabilities	96	674
Long-term operating lease liability	1,700	3,204
Long-term contract liabilities	4,252	4,688
Long-term debt, excluding current portion	—	1,935
Deferred income tax liability	375	418
Total liabilities	$38,417	$51,707
Commitments and contingencies (Notes 2, 10, 12, and 18)
Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 1,000,000 shares; none issued	—	—
Common stock, $0.01 par value. Authorized 30,000,000 shares; 20,331,776 and 19,862,534 shares issued at September 30, 2021 and December 31, 2020, respectively; and 18,899,082 and 18,429,840 shares outstanding at September 30, 2021 and December 31, 2020, respectively	203	199
Additional paid-in capital	155,041	149,170
Accumulated deficit	(8,085)	(2,402)
Accumulated other comprehensive loss	(3,338)	(3,232)
	143,821	143,735
Less: treasury stock at cost, common stock, 1,432,694 shares as of September 30, 2021 and December 31, 2020	(11,851)	(11,851)
Total stockholders’ equity	131,970	131,884
Total liabilities and stockholders’ equity	$170,387	$183,591
See accompanying Notes to Unaudited Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except earnings per share amounts, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Sales:
Product	$15,239	$16,650	$50,940	$43,693
Service	27,745	24,462	77,699	70,913
Net sales	42,984	41,112	128,639	114,606
Costs and expenses:
Costs of product sales	10,945	10,422	34,059	29,612
Costs of service sales	16,838	14,875	48,385	44,448
Research and development	4,335	3,548	13,407	11,701
Sales, marketing and support	7,429	6,931	22,912	22,426
General and administrative	6,666	5,839	22,514	18,006
Total costs and expenses	46,213	41,615	141,277	126,193
Loss from operations	(3,229)	(503)	(12,638)	(11,587)
Interest income	218	229	673	759
Interest expense	20	2	52	9
Other income (expense), net	7,065	(370)	6,275	971
Income (loss) before income tax expense (benefit)	4,034	(646)	(5,742)	(9,866)
Income tax expense (benefit)	16	(109)	(59)	437
Net income (loss)	$4,018	$(537)	$(5,683)	$(10,303)

Net income (loss) per common share
Basic	$0.22	$(0.03)	$(0.31)	$(0.58)
Diluted	$0.22	$(0.03)	$(0.31)	$(0.58)

Weighted average number of common shares outstanding:
Basic	18,341	17,723	18,152	17,634
Diluted	18,566	17,723	18,152	17,634

See accompanying Notes to Unaudited Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net income (loss)	$4,018	$(537)	$(5,683)	$(10,303)
Other comprehensive (loss) income, net of tax:
Unrealized loss on available-for-sale securities	—	(1)	—	(1)
Foreign currency translation adjustment	(370)	1,103	(106)	(1,507)
Other comprehensive (loss) income, net of tax(1)	(370)	1,102	(106)	(1,508)
Total comprehensive income (loss)	$3,648	$565	$(5,789)	$(11,811)
(1) Tax impact was nominal for all periods.

See accompanying Notes to Unaudited Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance at June 30, 2021	20,245	$202	$153,596	$(12,103)	$(2,968)	(1,433)	$(11,851)	$126,876
Net income	—	—	—	4,018	—	—	—	4,018
Other comprehensive loss	—	—	—	—	(370)	—	—	(370)
Stock-based compensation	—	—	1,042	—	—	—	—	1,042
Issuance of common stock under employee stock purchase plan	26	—	231	—	—	—	—	231
Exercise of stock options and issuance of restricted stock awards, net of forfeitures	61	1	172	—	—	—	—	173
Balance at September 30, 2021	20,332	$203	$155,041	$(8,085)	$(3,338)	(1,433)	$(11,851)	$131,970

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2020	19,863	$199	$149,170	$(2,402)	$(3,232)	(1,433)	$(11,851)	$131,884
Net loss	—	—	—	(5,683)	—	—	—	(5,683)
Other comprehensive loss	—	—	—	—	(106)	—	—	(106)
Stock-based compensation	—	—	3,029	—	—	—	—	3,029
Issuance of common stock under employee stock purchase plan	26	—	231	—	—	—	—	231
Exercise of stock options and issuance of restricted stock awards, net of forfeitures	443	4	2,611	—	—	—	—	2,615
Balance at September 30, 2021	20,332	$203	$155,041	$(8,085)	$(3,338)	(1,433)	$(11,851)	$131,970

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance at June 30, 2020	19,445	$194	$146,250	$9,772	$(5,377)	(1,433)	$(11,851)	$138,988
Net loss	—	—	—	(537)	—	—	—	(537)
Other comprehensive income	—	—	—	—	1,102	—	—	1,102
Stock-based compensation	—	—	912	—	—	—	—	912
Exercise of stock options and issuance of restricted stock awards, net of forfeitures	290	3	(16)	—	—	—	—	(13)
Balance at September 30, 2020	19,735	$197	$147,146	$9,235	$(4,275)	(1,433)	$(11,851)	$140,452

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2019	19,399	$194	$144,485	$19,538	$(2,767)	(1,397)	$(11,461)	$149,989
Net loss	—	—	—	(10,303)	—	—	—	(10,303)
Other comprehensive loss	—	—	—	—	(1,508)	—	—	(1,508)
Stock-based compensation	—	—	2,459	—	—	—	—	2,459
Issuance of common stock under employee stock purchase plan	20	—	156	—	—	—	—	156
Acquisition of treasury stock	—	—	—	—	—	(36)	(390)	(390)
Exercise of stock options and issuance of restricted stock awards, net of forfeitures	316	3	46	—	—	—	—	49
Balance at September 30, 2020	19,735	$197	$147,146	$9,235	$(4,275)	(1,433)	$(11,851)	$140,452
See accompanying Notes to Unaudited Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Nine Months Ended
	September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(5,683)	$(10,303)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Provision for doubtful accounts	524	490
Depreciation and amortization	10,772	8,277
Loss on disposals of fixed assets	766	488
Compensation expense related to stock-based awards and employee stock purchase plan	3,029	2,459
Unrealized currency translation gain	(35)	(492)
PPP loan forgiveness	(6,979)	—
Changes in operating assets and liabilities:
Accounts receivable	1,194	852
Inventories	34	(1,198)
Prepaid expenses, other current assets, and current contract assets	(955)	(88)
Other non-current assets and non-current contract assets	1,185	(776)
Accounts payable	(2,407)	(3,391)
Contract liabilities and long-term contract liabilities	(739)	(937)
Accrued compensation, product warranty and other	1,206	1,686
Other long-term liabilities	2	5
Net cash provided by (used in) operating activities	$1,914	$(2,928)
Cash flows from investing activities:
Capital expenditures	(15,239)	(10,206)
Cash paid for acquisition of intangible asset	(47)	(58)
Proceeds from sale of fixed assets	100	6
Purchases of marketable securities	(5)	(6,095)
Maturities and sales of marketable securities	8,000	13,500
Net cash used in investing activities	$(7,191)	$(2,853)
Cash flows from financing activities:
Proceeds from PPP loan	—	6,927
Proceeds from stock options exercised and employee stock purchase plan	2,846	207
Repurchase of common stock	—	(390)
Payment of finance lease	(228)	(468)
Net cash provided by financing activities	$2,618	$6,276
Effect of exchange rate changes on cash and cash equivalents	(39)	(711)
Net decrease in cash and cash equivalents	(2,698)	(216)
Cash and cash equivalents at beginning of period	12,578	18,365
Cash and cash equivalents at end of period	$9,880	$18,149
Supplemental disclosure of non-cash investing activities:
Changes in accrued other and accounts payable related to property and equipment additions	$154	$265
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

The consolidated interim financial statements have not been audited by the Company’s independent registered public accounting firm and include all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations, and cash flows for the periods presented. These consolidated interim financial statements do not include all disclosures associated with annual financial statements and accordingly should be read in conjunction with the Company’s consolidated financial statements and related notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2020 filed on March 03, 2021 with the Securities and Exchange Commission. The results for the three and nine months ended September 30, 2021 are not necessarily indicative of operating results for the remainder of the year.

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

In June 2016, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Codification (ASC) Update No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The purpose of Update No. 2016-13 is to replace the incurred loss impairment methodology for financial assets measured at amortized cost with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information, including forecasted information, to develop credit loss estimates.

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

(4)    Marketable Securities

Marketable securities as of September 30, 2021 and December 31, 2020 consisted of the following:

September 30, 2021	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market mutual funds	$17,146	$—	$—	$17,146
Total marketable securities designated as available-for-sale	$17,146	$—	$—	$17,146

December 31, 2020	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market mutual funds	$20,142	$—	$—	$20,142
United States treasuries	4,999	—	—	4,999
Total marketable securities designated as available-for-sale	$25,141	$—	$—	$25,141

The effective maturity date of the United States treasuries is less than one year.

Interest income from marketable securities was $1 and $5 during the three months ended September 30, 2021 and 2020, respectively, and $5 and $132 during the nine months ended September 30, 2021 and 2020, respectively.

(5)     Stockholder's Equity
(a) Stock Equity and Incentive Plan
The Company recognizes stock-based compensation in accordance with the provisions of ASC Topic 718, Compensation-Stock Compensation. Stock-based compensation expense was $1,031 and $899, excluding $11 and $13 of compensation charges related to our Amended and Restated 1996 Employee Stock Purchase Plan, or the ESPP, for the three months ended September 30, 2021 and 2020, respectively, and $2,988 and $2,430, excluding $41 and $29 of compensation charges related to ESPP, for the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, there was $4,045 of total unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted-average period of 2.62 years. As of September 30, 2021, there was $4,469 of total unrecognized compensation expense related to restricted stock awards, which is expected to be recognized over a weighted-average period of 2.4 years.

Stock Options

During the three months ended September 30, 2021, the Company issued 18 shares of common stock upon the exercise of stock options and received $143 as payment for the exercise price. No shares were surrendered to the Company to satisfy minimum tax withholding obligations. Additionally, during the three months ended September 30, 2021, no stock options were granted and 48 stock options expired, were canceled or were forfeited.

During the nine months ended September 30, 2021, the Company issued 263 shares of common stock upon the exercise of stock options and received $2,615 as payment for the exercise price. No shares were surrendered to the Company to satisfy minimum tax withholding obligations. Additionally, during the nine months ended September 30, 2021, 496 stock options were granted and 126 stock options expired, were canceled or were forfeited. During the nine months ended September 30, 2020, 654 stock options were granted. The Company has estimated the fair value of each option grant on the date of grant using the Black-Scholes option-pricing model. The weighted average assumptions utilized to determine the fair value of options granted during the nine months ended September 30, 2021 and 2020 are as follows:

	Nine Months Ended September 30,
	2021	2020
Risk-free interest rate	0.92%	0.21%
Expected volatility	44.98%	44.03%
Expected life (in years)	4.28	4.29
Dividend yield	0%	0%

As of September 30, 2021, there were 2,142 options outstanding with a weighted average exercise price of $9.92 per share and 846 options exercisable with a weighted average exercise price of $9.33 per share.

Restricted Stock

During the three months ended September 30, 2021, 60 shares of restricted stock were granted with a weighted average grant date fair value of $11.00 per share and 17 shares of restricted stock were forfeited. Additionally, during the three months ended September 30, 2021, 68 shares of restricted stock vested, of which no shares of common stock were surrendered to the Company as payment by employees in lieu of cash to satisfy minimum tax withholding obligations in connection with the vesting of restricted stock.

During the nine months ended September 30, 2021, 217 shares of restricted stock were granted with a weighted average grant date fair value of $12.23 per share and 37 shares of restricted stock were forfeited. Additionally, during the nine months ended September 30, 2021, 228 shares of restricted stock vested, of which no shares of common stock were surrendered to the Company as payment by employees in lieu of cash to satisfy minimum tax withholding obligations in connection with the vesting of restricted stock.
As of September 30, 2021, there were 509 shares of restricted stock outstanding that were still subject to service-based vesting conditions.

As of September 30, 2021, the Company had no unvested outstanding options and no outstanding shares of restricted stock that were subject to performance-based or market-based vesting conditions.

(b) Employee Stock Purchase Plan

The Company's ESPP affords eligible employees the right to purchase common stock, via payroll deductions, through various offering periods at a purchase price equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. During the three and nine months ended September 30, 2021, 26 shares were issued under the ESPP plan. During the three and nine months ended September 30, 2020, 0 and 20 shares were issued under the ESPP plan, respectively. The Company recorded compensation charges related to the ESPP of $11 and $13 for the three months ended September 30, 2021 and 2020, respectively, and $41 and $29 for the nine months ended September 30, 2021 and 2020, respectively.

(c) Stock-Based Compensation Expense
The following table presents stock-based compensation expense, including under the ESPP, in the Company's consolidated statements of operations for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of product sales	$78	$41	$194	$115
Cost of service sales	3	—	8	—
Research and development	150	118	491	408
Sales, marketing and support	239	163	664	456
General and administrative	572	590	1,672	1,480
	$1,042	$912	$3,029	$2,459

(d) Accumulated Other Comprehensive Income (Loss) (AOCI)

Comprehensive income (loss) includes net income (loss) and unrealized gains and losses from foreign currency translation. The components of the Company’s comprehensive income (loss) and the effect on earnings for the periods presented are detailed in the accompanying consolidated statements of comprehensive income (loss).

The balances for the three months ended September 30, 2021 and 2020 are as follows:

	Foreign Currency Translation	Total Accumulated Other Comprehensive Loss
Balance, June 30, 2021	$(2,968)	$(2,968)
Other comprehensive loss	(370)	(370)
Net other comprehensive loss	(370)	(370)
Balance, September 30, 2021	$(3,338)	$(3,338)

	Foreign Currency Translation	Unrealized Loss on Available for Sale Marketable Securities	Total Accumulated Other Comprehensive Loss
Balance, June 30, 2020	$(5,377)	$—	$(5,377)
Other comprehensive income (loss)	1,103	(1)	1,102
Net other comprehensive income (loss)	1,103	(1)	1,102
Balance, September 30, 2020	$(4,274)	$(1)	$(4,275)

The balances for the nine months ended September 30, 2021 and 2020 are as follows:

	Foreign Currency Translation	Total Accumulated Other Comprehensive Loss
Balance, December 31, 2020	$(3,232)	$(3,232)
Other comprehensive loss	(106)	(106)
Net other comprehensive loss	(106)	(106)
Balance, September 30, 2021	$(3,338)	$(3,338)

	Foreign Currency Translation	Unrealized Loss on Available for Sale Marketable Securities	Total Accumulated Other Comprehensive Loss
Balance, December 31, 2019	$(2,767)	$—	$(2,767)
Other comprehensive loss	(1,507)	(1)	(1,508)
Net other comprehensive loss	(1,507)	(1)	(1,508)
Balance, September 30, 2020	$(4,274)	$(1)	$(4,275)

(6)     Net Income (Loss) per Common Share

    Basic net income (loss) per share is calculated based on the weighted average number of common shares outstanding during the period. Diluted net loss per share incorporates the dilutive effect of common stock equivalent options, warrants and other convertible securities, if any, as determined with the treasury stock accounting method. For the nine months ended September 30, 2021, since there was a net loss, the Company excluded all 756 in outstanding stock options and non-vested restricted shares from its diluted loss per share calculation, as inclusion of these securities would have reduced the net loss per share. For the three and nine months ended September 30, 2020, since there was a net loss, the Company excluded all 1,705 and 1,430, respectively, in outstanding stock options and non-vested restricted shares from its diluted loss per share calculation, as inclusion of these securities would have reduced the net loss per share.

A reconciliation of the basic and diluted weighted average common shares outstanding is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Weighted average common shares outstanding—basic	18,341	17,723	18,152	17,634
Dilutive common shares issuable in connection with stock plans	225	—	—	—
Weighted average common shares outstanding—diluted	18,566	17,723	18,152	17,634

(7)     Inventories

Inventories, net are stated at the lower of cost and net realizable value using the first-in first-out costing method. Inventories as of September 30, 2021 and December 31, 2020 include the costs of material, labor, and factory overhead. Components of inventories consist of the following:

	September 30, 2021	December 31, 2020
Raw materials	$15,024	$13,957
Work in process	4,383	3,996
Finished goods	5,232	6,721
	$24,639	$24,674

(8)     Property and Equipment

Property and equipment, net, as of September 30, 2021 and December 31, 2020 consist of the following:

	September 30, 2021	December 31, 2020
Land	$3,828	$3,828
Building and improvements	24,261	24,197
Leasehold improvements	473	482
Machinery and equipment	16,584	15,536
Revenue-generating assets	61,527	56,336
Office and computer equipment	14,751	13,855
Motor vehicles	31	31
	121,455	114,265
Less accumulated depreciation	(61,491)	(57,992)
	$59,964	$56,273

Depreciation expense was $3,532 and $2,624 for the three months ended September 30, 2021 and 2020, respectively, and $9,939 and $7,537 for the nine months ended September 30, 2021 and 2020, respectively.

Certain revenue-generating hardware assets are utilized by the Company in the delivery of the Company's airtime services, media and other content.

(9)     Product Warranty

The Company’s products carry standard limited warranties that range from one to two years and vary by product. The warranty period begins on the date of retail purchase or lease by the original purchaser. The Company accrues estimated product warranty costs at the time of sale and any additional amounts are recorded when such costs are probable and can be reasonably estimated. Factors that affect the Company’s warranty liability include the number of units sold or leased, historical and anticipated rates of warranty repairs and the cost per repair. Warranty and related costs are reflected within sales, marketing and support in the accompanying consolidated statements of operations. As of September 30, 2021 and December 31, 2020, the Company had accrued product warranty costs of $1,418 and $1,812, respectively.

The following table summarizes product warranty activity during 2021 and 2020:

	Nine Months Ended
	September 30,
	2021	2020
Beginning balance	$1,812	$2,194
Charges to expense	307	1,039
Costs incurred	(701)	(1,100)
Ending balance	$1,418	$2,133

(10)     Debt

	September 30, 2021	December 31, 2020
PPP loan	$—	$6,927
Total long-term debt	—	6,927
Less amounts classified as current	—	4,992
Long-term debt, excluding current portion	$—	$1,935

Paycheck Protection Program Loan

In May 2020, the Company received a $6,927 loan (the PPP Loan) from Bank of America, N.A., (the Lender) under the Paycheck Protection Program, which was established under the Coronavirus Aid, Relief, and Economic Security Act (as modified by the Paycheck Protection Flexibility Act of 2020, the CARES Act) and is administered by the U.S. Small Business Administration (the SBA).

The term of the PPP Loan is two years from the funding date of the PPP Loan. The interest rate on the PPP Loan is 1.00%. Under the terms of the PPP Loan, interest accrues from the funding date of the PPP Loan but is deferred until the lender determines the amount of loan forgiveness. Principal and interest on the PPP Loan will be payable in monthly installments, except that the Company will not be obligated to repay amounts that are forgiven. The promissory note evidencing the PPP Loan contains various events of default relating to, among other things, insolvency, bankruptcy or the like, payment defaults under the PPP Loan or other loans by the lender, certain defaults under other indebtedness, breach of representations and warranties, the occurrence of a material adverse event, changes in ownership, or breach of other provisions of the promissory note. Upon an event of default, all principal and accrued interest on the PPP Loan and any and all other loans made by the lender to the Company would at the lender’s option become immediately due and payable. The Company agreed that it will not receive any other loan under the Paycheck Protection Program.

Pursuant to the terms of the CARES Act, the Company is permitted to apply for forgiveness for all or a portion of the PPP Loan. In August 2021, the Company applied for forgiveness of the full amount of the PPP Loan. On September 24, 2021, the Company received notification from the Lender that, on September 19, 2021, the SBA had determined that the PPP Loan forgiveness application was approved and the PPP Loan, including all accrued interest thereon, was paid in full by the SBA. The forgiveness of the PPP Loan is recognized in Other income (expense), net in the accompanying consolidated statements of operations for the three and nine months ended September 30, 2021.

Term Note and Line of Credit

Effective October 30, 2018, the Company entered into an amended and restated three-year senior secured credit facility agreement (the 2018 Credit Agreement) with Bank of America, N.A., as Administrative Agent, and the lenders named from time to time as parties thereto (the 2018 Lenders), for an aggregate amount of up to $42,500, including a term loan (2018 Term Loan) of $22,500 and a reducing revolving credit facility (the 2018 Revolver) of up to $20,000 initially and reducing to $15,000 on December 31, 2019, each to be used for general corporate purposes, including the refinancing of indebtedness under the Company’s then-outstanding senior credit facility agreement. The Company's obligations under the 2018 Credit Agreement are secured by substantially all of its assets and the pledge of equity interests in certain of its subsidiaries.

On June 27, 2019, the Company used the proceeds of the sale of its former Videotel business unit to repay in full the then-outstanding balance of $21,375 under the 2018 Term Loan and to repay $13,000 of the then-outstanding balance under the 2018 Revolver. As of September 30, 2021, no amounts were outstanding under the 2018 Revolver.

Borrowings under the 2018 Revolver are subject to the satisfaction of various conditions precedent at the time of each borrowing, including the continued accuracy of the Company’s representations and warranties and the absence of any default under the 2018 Credit Agreement. As of September 30, 2021, the full balance of the $15,000 facility was available for borrowing.

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

On July 30, 2020, the Company amended the 2018 Credit Agreement to reflect the incurrence of the PPP Loan. Under the amended facility, the principal and interest on the PPP Loan are not included in the maximum Consolidated Leverage Ratio or the minimum Consolidated Fixed Charge Coverage Ratio calculations except as to any portion of the PPP Loan that is not ultimately forgiven. In September 2021, the PPP Loan was forgiven in full.

On October 29, 2021, the Company amended the 2018 Credit Agreement to maintain the $15,000 2018 Revolver, extend the maturity date of the 2018 Revolver to October 28, 2022, eliminate the Consolidated Fixed Charge Coverage Ratio financial covenant, add a minimum trailing four-quarter Consolidated Adjusted EBITDA financial covenant of $3,000, modify the definition of Consolidated Adjusted EBITDA, modify the interest rate margins and certain lender fees, and transition the interest rate provisions based on LIBOR to the Bloomberg Short Term Bank Yield Index. In addition, Bank of America became the sole lender under the 2018 Credit Agreement.

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

The mobile connectivity segment primarily manufactures and distributes a comprehensive family of mobile satellite antenna products and services that provide access to television, the Internet and voice services while on the move. Product sales within the mobile connectivity segment accounted for 16% and 18% of the Company's consolidated net sales for the three months ended September 30, 2021 and 2020, respectively, and 17% and 18% of the Company's consolidated net sales for the nine months ended September 30, 2021 and 2020, respectively. Service sales of mini-VSAT Broadband airtime service accounted for 57% and 53% of the Company's consolidated net sales for the three months ended September 30, 2021 and 2020, respectively, and 54% and 53% of the Company's consolidated net sales for the nine months ended September 30, 2021 and 2020, respectively.
The inertial navigation segment manufactures and distributes a portfolio of digital compass and FOG-based systems that address the rigorous requirements of military and commercial customers and provide reliable, easy-to-use and continuously available navigation and pointing data. The principal product categories in this segment include the FOG-based inertial measurement units (IMUs) for precision guidance, FOGs for tactical navigation (TACNAV) as well as pointing and stabilization systems, and digital compasses that provide accurate heading information for demanding applications, security, automation and access control equipment and systems. Sales of FOG-based guidance and navigation systems within the inertial navigation segment accounted for 16% and 18% of the Company's consolidated net sales for the three months ended September 30, 2021 and 2020, respectively, and 16% of the Company's consolidated net sales for both the nine months ended September 30, 2021 and 2020.

No other single product class accounts for 10% or more of the Company's consolidated net sales.

The Company operates in a number of major geographic areas across the globe. The Company generates international net sales, based upon customer location, primarily from customers located in Singapore, Canada, Europe, countries in Africa, other Asia/Pacific countries, the Middle East, and India. Revenues are based upon customer location and internationally represented 58% and 59% of the Company's consolidated net sales for the three months ended September 30, 2021 and 2020, respectively, and 60% and 58% of the Company's consolidated net sales for the nine months ended September 30, 2021 and 2020, respectively. Sales to Singapore customers represented 11% of the Company's consolidated net sales for the three months ended September 30, 2021. No other individual foreign country represented 10% or more of the Company's consolidated net sales for the three months ended September 30, 2021. No individual foreign country represented 10% or more of the Company's consolidated net sales for the three months ended September 30, 2020. Sales to Singapore customers represented 11% and 10% of the Company's consolidated net sales for the nine months ended September 30, 2021 and 2020, respectively. No other individual foreign country represented 10% or more of the Company's consolidated net sales for the nine months ended September 30, 2021 and 2020.

As of September 30, 2021 and December 31, 2020, the long-lived tangible assets related to the Company’s international subsidiaries were less than 10% of the Company’s long-lived tangible assets.

Net sales and operating income (loss) for the Company's reporting segments and the Company's income (loss) before income tax expense (benefit) for the three and nine months ended September 30, 2021 and 2020 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net sales:
Mobile connectivity	$34,388	$31,383	$98,650	$89,465
Inertial navigation	8,596	9,729	29,989	25,141
Consolidated net sales	$42,984	$41,112	$128,639	$114,606

Operating income (loss):
Mobile connectivity	$1,545	$2,285	$1,728	$570
Inertial navigation	314	1,408	3,049	741
Subtotal	1,859	3,693	4,777	1,311
Unallocated, net	(5,088)	(4,196)	(17,415)	(12,898)
Loss from operations	(3,229)	(503)	(12,638)	(11,587)
Net interest and other income (expense)	7,263	(143)	6,896	1,721
Income (loss) before income tax expense (benefit)	$4,034	$(646)	$(5,742)	$(9,866)

Depreciation expense and amortization expense for the Company's reporting segments for the three and nine months ended September 30, 2021 and 2020 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Depreciation expense:
Mobile connectivity	$2,963	$2,160	$8,263	$6,159
Inertial navigation	397	318	1,165	934
Unallocated	172	146	511	444
Total consolidated depreciation expense	$3,532	$2,624	$9,939	$7,537

Amortization expense:
Mobile connectivity	$277	$251	$833	$740
Inertial navigation	—	—	—	—
Unallocated	—	—	—	—
Total consolidated amortization expense	$277	$251	$833	$740

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

In January 2020, the Company repurchased 36 shares of common stock in open market transactions at a cost of approximately $390. The total amount the Company repurchased under the repurchase program since the inception of the October 4, 2019 repurchase program was 151 shares of common stock for an approximate cost of $1,690. There were no repurchase programs outstanding during the nine months ended September 30, 2021.

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

The following tables present financial assets and liabilities at September 30, 2021 and December 31, 2020 for which the Company measures fair value on a recurring basis, by level, within the fair value hierarchy:

September 30, 2021	Total	Level 1	Level 2	Level 3	Valuation Technique
Assets
Money market mutual funds	$17,146	$17,146	$—	$—	(a)

December 31, 2020	Total	Level 1	Level 2	Level 3	Valuation Technique
Assets
Money market mutual funds	$20,142	$20,142	$—	$—	(a)
United States treasuries	4,999	4,999	—	—	(a)
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

Assets Measured and Recorded at Fair Value on a Nonrecurring Basis

The Company's non-financial assets, such as goodwill, intangible assets, and other long-lived assets resulting from business combinations, are measured at fair value using income approach valuation methodologies at the date of acquisition and subsequently re-measured if an impairment exists. During 2020, the Company recorded an impairment charge of $10,490 to goodwill and intangible assets. There was no additional impairment of the Company's non-financial assets noted as of September 30, 2021. The Company does not have any liabilities that are recorded at fair value on a non-recurring basis.

(15)     Goodwill and Intangible Assets

Goodwill

The following table sets forth the changes in the carrying amount of goodwill for the nine months ended September 30, 2021:

Amounts
Balance at December 31, 2020	$6,592
Foreign currency translation adjustment	(30)
Balance at September 30, 2021	$6,562
Intangible Assets

The changes in the carrying amount of intangible assets during the nine months ended September 30, 2021 are as follows:

Amounts
Balance at December 31, 2020	$2,254
Amortization expense	(833)
Intangible assets acquired in asset acquisition	47
Foreign currency translation adjustment	(6)
Balance at September 30, 2021	$1,462
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

In January 2017, the Company completed the acquisition of certain subscriber relationships from a third party. This acquisition did not meet the definition of a business under ASC 2017-01, Business Combinations (Topic 805)-Clarifying the Definition of a Business, which the Company adopted on October 1, 2016. The Company ascribed $100 of the initial purchase price to the acquired subscriber relationships definite-lived intangible assets with an initial estimated useful life of 10 years. Under the asset purchase agreement, the purchase price includes a component of contingent consideration under which the Company is required to pay a percentage of recurring revenues received from the acquired subscriber relationships through 2026 up to a maximum annual payment of $114. As of September 30, 2021, the carrying value of the intangible assets acquired in the asset acquisition was $393. As the acquisition did not represent a business combination, the contingent consideration arrangement is recognized only when the contingency is resolved and the consideration is paid or becomes payable. The amounts payable under the contingent consideration arrangement, if any, will be included in the measurement of the cost of the acquired subscriber relationships. An additional $47 and $58 of consideration was earned under the contingent consideration arrangement during the nine months ended September 30, 2021 and 2020, respectively.

Acquired intangible assets are subject to amortization. The following table summarizes acquired intangible assets at September 30, 2021 and December 31, 2020, respectively:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
September 30, 2021
Subscriber relationships	$8,014	$6,552	$1,462
Distribution rights	315	315	—
Internally developed software	446	446	—
Proprietary content	153	153	—
Intellectual property	2,284	2,284	—
	$11,212	$9,750	$1,462
December 31, 2020
Subscriber relationships	$7,977	$5,958	$2,019
Distribution rights	311	76	235
Internally developed software	446	446	—
Proprietary content	153	153	—
Intellectual property	2,284	2,284	—
	$11,171	$8,917	$2,254

Amortization expense related to intangible assets was $277 and $251 for the three months ended September 30, 2021 and 2020, respectively, and $833 and $740 for the nine months ended September 30, 2021 and 2020, respectively. Amortization expense was categorized as general and administrative expense.

As of September 30, 2021, the total weighted average remaining useful lives of the definite-lived intangible assets was 1.8 years.

Estimated future amortization expense remaining at September 30, 2021 for intangible assets acquired was as follows:

Years ending December 31,

Remainder of 2021	$194
2022	774
2023	312
2024	57
2025	57
Thereafter	68
Total future amortization expense	$1,462

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

As of September 30, 2021, the Company has reviewed, and will continue to review, the forecasted revenues and cash flows of our content business for possible indications that the goodwill or other intangible assets associated with this component of our business might be impaired. However, it is uncertain how long the global pandemic will continue to disrupt global businesses, particularly travel, and therefore it is possible that the value of these assets may become impaired in the future if the COVID-19 pandemic worsens or continues for a prolonged period. The Company's review indicates that, as of September 30, 2021, there are no indications of further impairment.

(16)     Revenue from Contracts with Customers (ASC 606)

In accordance with ASC 606, revenue is recognized when a customer obtains control of promised products and services. The amount of revenue recognized reflects the consideration which the Company expects to be entitled to receive in exchange for these products and services.

Disaggregation of Revenue

The following table summarizes net sales from contracts with customers for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Mobile connectivity product, transferred at point in time	$6,361	$6,671	$19,741	$18,737
Mobile connectivity product, transferred over time	490	549	2,047	1,778
Mobile connectivity service	27,537	24,163	76,862	68,950
Inertial navigation product	8,388	9,430	29,152	23,178
Inertial navigation service	208	299	837	1,963
Total net sales	$42,984	$41,112	$128,639	$114,606

Revenue recognized during the three months ended September 30, 2021 and 2020 from amounts included in contract liabilities at the beginning of the period was $430 and $523, respectively. Revenue recognized during the nine months ended September 30, 2021 and 2020 from amounts included in contract liabilities at the beginning of the period was $1,899 and $1,739, respectively.

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

No single customer accounted for 10% or more of consolidated net sales for the three or nine months ended September 30, 2021 or 2020 or accounts receivable at September 30, 2021 or December 31, 2020.

Certain components from third parties used in the Company’s products are procured from single sources of supply. The failure of a supplier, including a subcontractor, to deliver on schedule could delay or interrupt the Company’s delivery of products and thereby materially adversely affect the Company’s revenues and operating results.

(17)     Income Taxes

The Company’s effective tax rate for the three and nine months ended September 30, 2021 was 0.4% and 1.0%, respectively, compared with 16.9% and (4.4)% for the corresponding periods in the prior year, respectively. The effective income tax rate is based on estimated income for the year, the estimated composition of the income in different jurisdictions and discrete adjustments, if any, in the applicable periods, including retroactive changes in tax legislation, settlements of tax audits or assessments, and the resolution or identification of tax position uncertainties.

For the three and nine months ended September 30, 2021 and 2020, the effective tax rates were lower than the statutory tax rate primarily due to the Company maintaining a valuation allowance reserve on its US deferred tax assets and to the composition of income from foreign jurisdictions taxed at lower rates.

As of September 30, 2021 and December 31, 2020, the Company had reserves for uncertain tax positions of $604 and $560, respectively. There were no material changes during the nine months ended September 30, 2021 to the Company’s reserve for uncertain tax positions. The Company estimates that it is reasonably possible that the balance of unrecognized tax benefits as of September 30, 2021 may decrease $26 in the next twelve months as a result of a lapse of statutes of limitations and settlements with taxing authorities.

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

(18)     Leases

The Company has operating leases for office facilities, equipment, and satellite service capacity and related equipment. Lease expense was $920 and $435 for the three months ended September 30, 2021 and 2020, respectively, and was $2,824 and $2,688 for the nine months ended September 30, 2021 and 2020, respectively. Short-term operating lease costs were $66 and $65 for the three months ended September 30, 2021 and 2020, respectively, and were $181 and $188 for the nine months ended September 30, 2021 and 2020, respectively. Sublease income was $34 for both the three months ended September 30, 2021 and 2020 and was $101 for both the nine months ended September 30, 2021 and 2020. Maturities of lease liabilities as of September 30, 2021 under operating leases having an initial or remaining non-cancelable term of one year or more are as follows:

Remainder of 2021	$906
2022	1,649
2023	751
2024	411
2025 and thereafter	249
Total minimum lease payments	$3,966

Less amount representing interest	$(254)
Present value of net minimum operating lease payments	$3,712
Less current installments of obligation under current-operating lease liabilities	$2,012
Obligations under long-term operating lease liabilities, excluding current installments	$1,700

Weighted-average remaining lease term - operating leases (years)	2.24
Weighted-average discount rate - operating leases	5.50%

During the first quarter of 2018, the Company entered into a five-year financing lease for three satellite hubs for its HTS network. During the first quarter of 2021, the terms of this lease were adjusted and the Company discontinued use of two satellite hubs and was released from the related payment obligation in exchange for additional satellite service capacity. As of September 30, 2021, the gross cost and accumulated amortization associated with this lease for the remaining satellite hub is included in revenue generating assets and amounted to $1,268 and $664, respectively. The obligation under capital leases are stated at the present value of minimum lease payments.

The property and equipment held under this financing lease are amortized on a straight-line basis over the seven-year estimated useful life of the asset, since the lease meets the bargain purchase option criteria. Amortization of assets held under financing leases is included within depreciation expense. Depreciation expense for the remaining capital assets was $45 for both the three months ended September 30, 2021 and 2020 and was $136 for both the nine months ended September 30, 2021 and 2020.
The future minimum lease payments under this financing lease as of September 30, 2021 are:

Remainder of 2021	$66
2022	264
2023	22
Total minimum lease payments	$352

Less amount representing interest	$(4)
Present value of net minimum financing lease payments	$348
Less current installments of obligation under accrued other	$260
Obligations under other long-term liabilities, excluding current installments	$88

Weighted-average remaining lease term - finance leases (years)	1.42
Weighted-average discount rate - finance leases	1.53%

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

The current portion of the net investment in these leases was $3,962 as of September 30, 2021 and the non-current portion of the net investment in these leases was $6,905 as of September 30, 2021. The current portion of the net investment in the leases is included in accounts receivable, net of allowance for doubtful accounts on the accompanying consolidated balance sheets and the non-current portion of the net investment in these leases is included in other non-current assets on the accompanying consolidated balance sheets. Interest income from sales-type leases was $218 and $670 during the three and nine months ended September 30, 2021, respectively, and was $223 and $623 during the three and nine months ended September 30, 2020.

The future undiscounted cash flows from these leases as of September 30, 2021 are:

Remainder of 2021	$1,726
2022	3,869
2023	3,286
2024	2,344
2025	963
2026	158
Total undiscounted cash flows	$12,346

Present value of lease payments	$10,867
Difference between undiscounted cash flows and discounted cash flows	$1,479

In 2021, the Company entered into three-year leases for its TracPhone mini-VSAT systems, in which ownership of the hardware does not transfer to the lessee by the end of the lease term. As a result, and in light of other factors indicated in ASC 842, these leases are classified as operating leases.

As of September 30, 2021, the gross costs and accumulated depreciation associated with these operating leases are included in revenue generating assets and amounted to $1,060 and $89, respectively. They are depreciated on a straight-line basis over a five-year estimated useful life. Depreciation expense for these assets was $43 and $88 for the three and nine months ended September 30, 2021, respectively.

Lease revenue recognized was $68 and $141 for the three and nine months ended September 30, 2021, respectively.

As of September 30, 2021, minimum future lease payments to be received on the operating leases are as follows:

2021	$83
2022	332
2023	331
2024	108
Total	$854

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

PPP Loan Forgiveness

In September 2021, the U.S. Small Business Administration approved our application for the forgiveness of the $6.9 million loan (the PPP Loan) we received in May 2020 pursuant to the Paycheck Protection Program (PPP) under the Coronavirus Aid, Relief, and Economic Security Act (as modified by the Paycheck Protection Flexibility Act of 2020, the CARES Act). As a result, we recognized $7.0 million of other income during the three months ended September 30, 2021.

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

As of September 30, 2021, we have reviewed, and will continue to review, the forecasted revenues and cash flows of our content business for possible indications that the goodwill or other intangible assets associated with this component of our business might be impaired. However, it is uncertain how long the global pandemic will continue to disrupt global businesses, particularly travel, and therefore it is possible that the value of these assets may become impaired in the future if the COVID-19 pandemic worsens or continues for a prolonged period. Our review indicates that, as of September 30, 2021, there are no indications of further impairment.

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

Sales by Segment

We generate sales primarily from the sale of our mobile connectivity products and services and our inertial navigation products and services. The following table provides, for the periods indicated, our sales by segment:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Mobile connectivity	$34,388	$31,383	$98,650	$89,465
Inertial navigation	8,596	9,729	29,989	25,141
Net sales	$42,984	$41,112	$128,639	$114,606

Product sales within the mobile connectivity segment accounted for 16% and 18% of our consolidated net sales for the three months ended September 30, 2021 and 2020, respectively, and 17% and 18% of our consolidated net sales for the nine months ended September 30, 2021 and 2020, respectively. Sales of mini-VSAT Broadband airtime service accounted for 57% and 53% of our consolidated net sales for the three months ended September 30, 2021 and 2020, respectively, and 54% and 53% of our consolidated net sales for the nine months ended September 30, 2021 and 2020, respectively.

Within our inertial navigation segment, net sales of FOG-based guidance and navigation systems accounted for 16% and 18% of our consolidated net sales for the three months ended September 30, 2021 and 2020, respectively, and 16% of our consolidated net sales for both the nine months ended September 30, 2021 and 2020.

No other single product class accounted for 10% or more of our consolidated net sales for the three months ended September 30, 2021 or 2020 or the nine months ended September 30, 2021 or 2020. No individual customer accounted for 10% or more of our consolidated net sales for the three months ended September 30, 2021 or 2020 or the nine months ended September 30, 2021 or 2020.

We operate in a number of major geographic areas across the globe. We generate our international net sales, based upon customer location, primarily from customers located in Singapore, Canada, Europe, countries in Africa, other Asia/Pacific countries, the Middle East, and India. Revenues are based upon customer location and internationally represented 58% and 59% of our consolidated net sales for the three months ended September 30, 2021 and 2020, respectively, and 60% and 58% of our consolidated net sales for the nine months ended September 30, 2021 and 2020, respectively. Sales to Singapore customers represented 11% of our consolidated net sales for the three months ended September 30, 2021 and the nine months ended September 30, 2021. Sales to Singapore customers represented 10% of our consolidated net sales for the nine months ended September 30, 2020. See Note 11 to our consolidated interim financial statements for more information on our segments.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Research and development expense presented on the statement of operations	$4,335	$3,548	$13,407	$11,701
Costs of customer-funded research and development included in costs of service sales	89	671	578	2,107
Total consolidated statements of operations expenditures on research and development activities	$4,424	$4,219	$13,985	$13,808

COVID-19 Global Pandemic

The COVID-19 pandemic, and the resulting impact on global economic activity and supply chains, continues to disrupt businesses around the world. The impact of the pandemic on our operating results began in the first quarter of 2020 and continued throughout the year, particularly in areas of our business impacted by global commerce (for example, maritime shipping, travel and leisure). In response to these significant uncertainties, in the second quarter of 2020 we undertook multiple steps to mitigate the impact of the pandemic on our business, including a comprehensive reduction in salaries and wages and the elimination of most discretionary expenditures, including capital expenditures. As part of our mitigation efforts, we applied for, and received, assistance made available by the United States government through the PPP under the CARES Act. At the beginning of the fourth quarter of 2020, we restored salaries for all of our employees to 100% of the pre-reduction levels, although we continue to limit discretionary spending. We also deferred annual salary increases for the first half of 2021. In 2021, KVH Media group has continued to be impacted by reduced domestic and international travel due to slower than anticipated rollout of vaccines, which has prolonged travel restrictions between countries. We are slowly seeing customers returning but the recovery is slower than expected. In addition, we have experienced delays in the availability and delivery of certain raw material components, which has impacted our manufacturing as well as resulted in shipping delays in getting products out to our customers. We also experienced increase in raw material costs, which we expect to continue into 2022. We are continuing to monitor global developments and are prepared to implement any actions that we determine to be necessary to sustain our business.

As of September 30, 2021, our cash, cash equivalents and marketable securities (“cash position”) approximated $27.0 million, which reflects the impact of the forgiveness of the PPP Loan. While there can be no assurance that our current cash position will sustain us through the duration of the pandemic, we believe that, on the basis of our current expectations, our current cash position, and the mitigation actions we have taken or could take should enable us to withstand the impact of this global health crisis. We are continuing to monitor global developments and are prepared to implement further actions that we determine to be necessary to sustain our business.

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

As described in our annual report on Form 10-K for the year ended December 31, 2020, our most critical accounting policies and estimates upon which our consolidated financial statements were prepared were those relating to goodwill, intangible assets, and other long-lived assets. We have reviewed our policies and estimates and determined that these remain our most critical accounting policies and estimates for the nine months ended September 30, 2021.

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

Results of Operations
The following table provides, for the periods indicated, certain financial data expressed as a percentage of net sales:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Sales:
Product	35.5%	40.5%	39.6%	38.1%
Service	64.5	59.5	60.4	61.9
Net sales	100.0	100.0	100.0	100.0
Cost and expenses:
Costs of product sales	25.5	25.4	26.5	25.8
Costs of service sales	39.2	36.2	37.6	38.8
Research and development	10.1	8.6	10.4	10.2
Sales, marketing and support	17.3	16.9	17.8	19.6
General and administrative	15.5	14.2	17.5	15.7
Total costs and expenses	107.6	101.3	109.8	110.1
Loss from operations	(7.6)	(1.3)	(9.8)	(10.1)
Interest income	0.5	0.6	0.5	0.7
Interest expense	—	—	—	—
Other income (expense), net	16.4	(0.9)	4.9	0.8
Income (loss) before income tax expense (benefit)	9.3	(1.6)	(4.4)	(8.6)
Income tax expense (benefit)	—	(0.3)	—	0.4
Net income (loss)	9.3%	(1.3)%	(4.4)%	(9.0)%

Three months ended September 30, 2021 and 2020

Net Sales

    As discussed further under the heading "Segment Discussion" below, product sales decreased $1.4 million, or 8%, to $15.2 million for the three months ended September 30, 2021 from $16.7 million for the three months ended September 30, 2020, primarily due to a decrease of $1.0 million in inertial navigation product sales and a decrease of $0.4 million in mobile connectivity product sales. Service sales for the three months ended September 30, 2021 increased $3.3 million, or 13%, to $27.7 million from $24.5 million for three months ended September 30, 2020, primarily due to an increase in mobile connectivity service sales of $3.4 million, partially offset by a decrease in inertial navigation service sales of $0.1 million.

Due to a number of factors, we are uncertain that all of these revenue growth rates will continue on this trajectory for the remainder of this year and in 2022. See further discussion under the heading “Segment Discussion” below.

Costs of Sales

    Costs of sales consists of costs of product sales and costs of service sales. Costs of sales increased by $2.5 million, or 10%, in the three months ended September 30, 2021 to $27.8 million from $25.3 million in the three months ended September 30, 2020. The increase in costs of sales was driven by a $2.0 million increase in costs of service sales and a $0.5 million increase in costs of product sales. As a percentage of net sales, costs of sales were 65% and 62% for the three months ended September 30, 2021 and 2020, respectively.

Our costs of product sales consist primarily of materials, manufacturing overhead, and direct labor used to produce our products. For the three months ended September 30, 2021, costs of product sales increased by $0.5 million, or 5%, to $10.9 million from $10.4 million in the three months ended September 30, 2020. As a percentage of product sales, costs of product sales were 72% and 63% for the three months ended September 30, 2021 and 2020, respectively. Inertial navigation costs of product sales increased by $0.4 million, or 8%, primarily due to a $0.6 million increase in expensed material and other manufacturing period costs. As a percentage of inertial navigation product sales, costs of inertial navigation product sales were 64% and 53% for the three months ended September 30, 2021 and 2020, respectively. Mobile connectivity costs of product sales increased by $0.2 million, or 3%, and mobile connectivity costs of product sales as a percentage of mobile connectivity product sales were 82% and 76% for the three months ended September 30, 2021 and 2020, respectively. The increase was primarily driven by product mix within our marine mobile connectivity cost of product sales.

Our costs of service sales consist primarily of satellite service capacity, depreciation, service network overhead expense associated with our mini-VSAT Broadband network infrastructure, direct network service labor, Inmarsat service costs, product installation costs, engineering and related direct costs associated with customer-funded research and development, media materials and distribution costs, and service repair materials. For the three months ended September 30, 2021, costs of service sales increased by $2.0 million, or 13%, to $16.8 million from $14.9 million for the three months ended September 30, 2020. As a percentage of service sales, costs of service sales were 61% for both the three months ended September 30, 2021 and 2020. Mobile connectivity costs of service sales increased by $2.6 million, or 18%, primarily due an increase in mini-VSAT airtime costs of service sales. As a percentage of mobile connectivity service sales, costs of mobile connectivity service sales were 61% and 58% for the three months ended September 30, 2021 and 2020, respectively. Inertial navigation costs of service sales decreased by $0.6 million, or 80%, primarily due to a reduction in contract engineering services. As a percentage of inertial navigation service sales, costs of inertial navigation service sales were 74% and 251% for the three months ended September 30, 2021 and 2020, respectively. The decrease in costs of inertial navigation service sales was due to a decrease in costs relating to an engineering and services development contract from a major U.S. defense contractor.

Operating Expenses

    Research and development expense consists of direct labor, materials, external consultants, and related overhead costs that support our internally funded product development and product sustaining engineering activities. Research and development expense for the three months ended September 30, 2021 increased by $0.8 million, or 22%, to $4.3 million from $3.5 million for the three months ended September 30, 2020. The primary reason for the increase in research and development expense was a $0.6 million decrease in funded engineering expenses (which are reflected in costs of service sales rather than research and development expense) and a $0.2 million increase in salaries, benefits and taxes. As a percentage of net sales, research and development expense was 10% and 9% for the three months ended September 30, 2021 and 2020, respectively.

    Sales, marketing, and support expense consists primarily of salaries and related expenses for sales and marketing personnel, commissions for both in-house and third-party representatives, costs related to the co-development of certain content, other sales and marketing support costs such as advertising, literature and promotional materials, product service personnel and support costs, warranty-related costs and bad debt expense. Sales, marketing and support expense also includes the operating expenses of our sales office subsidiaries in Denmark, Singapore, Brazil, and Japan. Sales, marketing and support expense for the three months ended September 30, 2021 increased by $0.5 million, or 7%, to $7.4 million from $6.9 million for the three months ended September 30, 2020. The increase primarily resulted from a $0.6 million increase in salaries and employee benefits and a $0.2 million increase in bad debt expense, partially offset by a $0.3 million decrease in warranty expense. As a percentage of net sales, sales, marketing and support expense was 17% for both the three months ended September 30, 2021 and 2020.

    General and administrative expense consists of costs attributable to management, finance and accounting, information technology, human resources, certain outside professional services, and other administrative costs. General and administrative expense for the three months ended September 30, 2021 and 2020 increased by $0.8 million, or 14%, to $6.7 million compared to $5.8 million, respectively. The increase primarily resulted from a $0.4 million increase in professional fees and a $0.2 million increase in salaries and employee benefits. As a percentage of net sales, general and administrative expense was 16% and 14% for the three months ended September 30, 2021 and 2020, respectively.

Interest and Other Income (Expense), Net

    Interest income represents interest earned on our cash and cash equivalents, as well as from investments and our sale-type lease receivables. Interest income remained flat period-over-period at $0.2 million for the three months ended September 30, 2021 and 2020. Interest expense remained flat period-over-period at less than $0.1 million for the three months ended September 30, 2021 and 2020. Other income (expense), net increased to other income of $7.1 million for the three months ended September 30, 2021 from other expense of $0.4 million for the three months ended September 30, 2020 primarily due the forgiveness of the PPP Loan.

Income Tax Expense (Benefit)

    Income tax expense for the three months ended September 30, 2021 was less than $0.1 million and related to taxes on income earned in foreign jurisdictions. The PPP Loan was forgiven during the three months ended September 30, 2021, giving rise to U.S. generated income, but these proceeds were not taxable. The operating losses incurred in the U.S. for the three months ended September 30, 2021 did not generate any income tax benefit during the quarter due to a full valuation allowance on our related deferred tax assets. Income tax benefit for the three months ended September 30, 2020 was $0.1 million and related to operating losses in foreign jurisdictions.

Segment Discussion - Three months ended September 30, 2021 and 2020

Our net sales by segment for the three months ended September 30, 2021 and 2020 were as follows:

			Change
	For the three months ended September 30,		2021 vs. 2020
	2021	2020	$	%
	(dollars in thousands)
Mobile connectivity sales:
Product	$6,851	$7,220	$(369)	(5)%
Service	27,537	24,163	3,374	14%
Net sales	$34,388	$31,383	$3,005	10%

Inertial navigation sales:
Product	$8,388	$9,430	$(1,042)	(11)%
Service	208	299	(91)	(30)%
Net sales	$8,596	$9,729	$(1,133)	(12)%

Operating income (loss) by segment for the three months ended September 30, 2021 and 2020 were as follows:

			Change
	For the three months ended September 30,		2021 vs. 2020
	2021	2020	$	%
	(dollars in thousands)
Mobile connectivity	$1,545	$2,285	$(740)	(32)%
Inertial navigation	314	1,408	(1,094)	(78)%
	$1,859	$3,693	$(1,834)	(50)%
Unallocated	(5,088)	(4,196)	(892)	(21)%
Loss from operations	$(3,229)	$(503)	$(2,726)	nm

Mobile Connectivity Segment

Net sales in the mobile connectivity segment increased by $3.0 million, or 10%, for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. Mobile connectivity product sales decreased by $0.4 million to $6.9 million for the three months ended September 30, 2021 from $7.2 million for the three months ended September 30, 2020. The decrease in mobile connectivity product sales was primarily due to a decrease in TracPhone product sales. The decrease in TracPhone product sales was due a shift in product mix toward our smaller, less expensive products.
Mobile connectivity service sales increased by $3.4 million, or 14%, to $27.5 million for the three months ended September 30, 2021 from $24.2 million for the three months ended September 30, 2020. The increase was primarily due to a $2.9 million increase in our mini-VSAT service sales, which resulted in part from a 12% increase in subscribers, primarily as a result of AgilePlans, and a $0.3 million increase in our content service sales. This increase in mobile connectivity service sales was partially minimized due to $0.9 million of revenue recognized during the three months ended September 30, 2020 as a result of a favorable resolution of a contractual matter with a particular customer.

As previously announced, we are in the process of transitioning our legacy network airtime customers to our HTS network, and we plan to terminate our legacy network at the end of 2021. We anticipate that some of our legacy network airtime customers will not transition to our HTS network, in which case we will lose the revenue currently generated by those customers, which will slow the mini-VSAT service sales growth. For more information, see “Risk Factors — Risks related to our operations — We expect to terminate our legacy satellite network by the end of 2021, which we expect will result in a loss of business from customers who are unable or unwilling to convert to our HTS network.”

Operating income for the mobile connectivity segment decreased $0.7 million for the three months ended September 30, 2021 to an operating gain of $1.5 million as compared to an operating gain of $2.3 million for the three months ended September 30, 2020 primarily due to a $0.8 million increase in salaries, benefits and taxes, primarily due to reinstating salaries that were temporarily reduced in connection with our response to Covid-19. This increase was partially offset by an increase in sales less associated costs of $0.3 million.

Inertial Navigation Segment

Net sales in the inertial navigation segment decreased $1.1 million, or 12%, for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. Inertial navigation product sales decreased $1.0 million, or 11%, to $8.4 million for the three months ended September 30, 2021 from $9.4 million for the three months ended September 30, 2020, primarily as a result of a $0.6 million decrease in our TACNAV product sales and a $0.5 million decrease in FOG and OEM product sales.

Inertial navigation service sales decreased $0.1 million, or 30%, to $0.2 million for the three months ended September 30, 2021 from $0.3 million for the three months ended September 30, 2020. The decrease was due to a $0.2 million decrease in contract engineering service revenues, partially offset by $0.1 million increase in repair services revenue.

Our operating income for the inertial navigation segment decreased $1.1 million to $0.3 million for the three months ended September 30, 2021 as compared to $1.4 million for the three months ended September 30, 2020, primarily due to a decrease in sales less associated costs of $0.9 million.

Unallocated

Certain corporate-level costs have not been allocated because they are not attributable to either segment. These costs primarily consist of broad corporate functions, including executive, legal, finance, information technology, and costs associated with corporate actions.

Unallocated operating loss increased $0.9 million, or 21%, for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020, primarily due to a $0.4 million increase in professional fees and a $0.4 million increase in salaries, benefits and taxes.

Nine months ended September 30, 2021 and 2020

Net Sales

As discussed further under the heading "Segment Discussion" below, product sales increased $7.2 million, or 17%, to $50.9 million for the nine months ended September 30, 2021 from $43.7 million for the nine months ended September 30, 2020, primarily due to an increase in inertial navigation product sales of $6.0 million and an increase of $1.3 million in mobile connectivity product sales. Service sales for the nine months ended September 30, 2021 increased $6.8 million, or 10%, to $77.7 million from $70.9 million for the nine months ended September 30, 2020 due to an increase in mobile connectivity service sales of $7.9 million, partially offset by a decrease in inertial navigation service sales of $1.1 million.

Costs of Sales

    Costs of sales increased by $8.4 million, or 11%, in the nine months ended September 30, 2021 to $82.4 million from $74.1 million in the nine months ended September 30, 2020. The increase in costs of sales was driven by a $4.4 million increase in costs of product sales and a $3.9 million increase in costs of service sales. As a percentage of net sales, costs of sales were 64% and 65% for the nine months ended September 30, 2021 and 2020, respectively.

For the nine months ended September 30, 2021, costs of product sales increased by $4.4 million, or 15%, to $34.1 million from $29.6 million in the nine months ended September 30, 2020. As a percentage of product sales, costs of product sales were 67% and 68% for the nine months ended September 30, 2021 and 2020, respectively. Inertial navigation costs of product sales increased by $3.4 million, or 25%, primarily due to a $1.3 million increase in our TACNAV costs of product sales, a $1.0 million increase in expensed material and other manufacturing period cost, and a $0.9 million increase in FOG cost of product sales. Sales volume was the primary reason for the increase in both TACNAV and FOG cost of product sales. Inertial navigation costs of product sales as a percentage of inertial navigation product sales was 59% for both the nine months ended September 30, 2021 and 2020, respectively. Mobile connectivity costs of product sales increased by $1.0 million, or 6%, primarily due to an increase in our marine mobile connectivity cost of product sales. Mobile connectivity costs of product sales as a percentage of mobile connectivity product sales were 78% and 77% for the nine months ended September 30, 2021 and 2020, respectively.

For the nine months ended September 30, 2021, costs of service sales increased by $3.9 million, or 9%, to $48.4 million from $44.4 million for the nine months ended September 30, 2020. As a percentage of service sales, costs of service sales were 62% and 63% for the nine months ended September 30, 2021 and 2020, respectively. Mobile connectivity costs of service sales increased by $5.5 million, or 13%, primarily due a $5.8 million increase in mini-VSAT airtime costs of services sales, partially offset by a $0.3 million decrease in other mobile connectivity service costs. Mobile connectivity costs of service sales as a percentage of mobile connectivity service sales was 62% and 61% for the nine months ended September 30, 2021 and 2020, respectively. Inertial navigation costs of service sales decreased by $1.5 million, or 67%, due to a decrease in contract engineering services sales. Inertial navigation costs of service sales as a percentage of inertial navigation service sales was 90% and 116% for the nine months ended September 30, 2021 and 2020, respectively.

Operating Expenses

    Research and development expense for the nine months ended September 30, 2021 increased by $1.7 million, or 15%, to $13.4 million from $11.7 million for the nine months ended September 30, 2020. The primary reason for the increase in research and development expense was a $1.5 million decrease in funded engineering expenses (which are reflected in costs of service sales rather than research and development expense), a $0.3 million increase in salaries, benefits and taxes, and a $0.2 million increase in outside consulting, partially offset by a $0.2 million decrease in expensed materials. As a percentage of net sales, research and development expense was 10% for both the nine months ended September 30, 2021 and 2020.

    Sales, marketing and support expense for the nine months ended September 30, 2021 increased by $0.5 million, or 2%, to $22.9 million from $22.4 million for the nine months ended September 30, 2020. During the nine months ended September 30, 2021, sales, marketing and support expense reflected a $1.5 million increase in salaries, benefits and taxes, which was offset by a $0.8 million decrease in warranty expenses and a $0.2 million decrease in travel expenses. As a percentage of net sales, sales, marketing and support expense was 18% and 20% for the nine months ended September 30, 2021 and 2020, respectively.

    General and administrative expense for the nine months ended September 30, 2021 increased by $4.5 million, or 25%, to $22.5 million from $18.0 million for the nine months ended September 30, 2020. The increase in general and administrative expense resulted primarily from a $3.7 million increase in professional fees, primarily arising from a stockholder’s nomination of a competing slate of directors at our annual meeting of stockholders, a $0.5 million increase in salaries, benefits and taxes and a $0.2 million increase in computer-related expenses. As a percentage of net sales, general and administrative expense was 18% and 16% for the nine months ended September 30, 2021 and 2020, respectively.

Interest and Other Income, Net

    Interest income decreased $0.1 million to $0.7 million for the nine months ended September 30, 2021 from $0.8 million for the nine months ended September 30, 2020, primarily due to lower interest related to our marketable securities. Interest expense remained flat period-over-period at less than $0.1 million for the nine months ended September 30, 2021 and 2020. Other income, net increased to $6.3 million for the nine months ended September 30, 2021 from $1.0 million for the prior period primarily due to the forgiveness of the PPP Loan.

Income Tax (Benefit) Expense

    Income tax benefit for the nine months ended September 30, 2021 was $0.1 million and related to losses generated in foreign jurisdictions. Income tax expense for the nine months ended September 30, 2020 was $0.4 million and related to taxes on income earned in foreign jurisdictions. The losses we incurred in the US did not generate any income tax benefit during the period due to a full valuation allowance on our related deferred tax assets.

Segment Discussion - Nine months ended September 30, 2021 and 2020

Our net sales by segment for the nine months ended September 30, 2021 and 2020 were as follows:

			Change
	For the nine months ended September 30,		2021 vs. 2020
	2021	2020	$	%
	(dollars in thousands)
Mobile connectivity sales:
Product	$21,788	$20,515	$1,273	6%
Service	76,862	68,950	7,912	11%
Net sales	$98,650	$89,465	$9,185	10%

Inertial navigation sales:
Product	$29,152	$23,178	$5,974	26%
Service	837	1,963	(1,126)	(57)%
Net sales	$29,989	$25,141	$4,848	19%

Operating income (loss) by segment for the nine months ended September 30, 2021 and 2020 were as follows:

			Change
	For the nine months ended September 30,		2021 vs. 2020
	2021	2020	$	%
	(dollars in thousands)
Mobile connectivity	$1,728	$570	$1,158	nm
Inertial navigation	3,049	741	2,308	nm
	$4,777	$1,311	$3,466	nm
Unallocated	(17,415)	(12,898)	(4,517)	(35)%
Loss from operations	$(12,638)	$(11,587)	$(1,051)	(9)%

Mobile Connectivity Segment

Net sales in the mobile connectivity segment increased by $9.2 million, or 10%, for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. Mobile connectivity product sales increased by $1.3 million, or 6%, to $21.8 million for the nine months ended September 30, 2021 from $20.5 million for the nine months ended September 30, 2020. The increase in mobile connectivity product sales was primarily due to a $1.0 million increase in TracVision product sales and a $0.2 million increase in marine accessories product sales. The increases in TracVision product sales was primarily due to an increase in sales volume.

Mobile connectivity service sales increased by $7.9 million, or 11%, to $76.9 million for the nine months ended September 30, 2021 from $69.0 million for the nine months ended September 30, 2020. The increase was primarily due to an $8.0 million increase in our mini-VSAT service sales compared to the nine months ended September 30, 2020, which resulted in part from a 12% increase in subscribers, primarily as a result of AgilePlans. Partially offsetting this increase was a $0.3 million decrease in content service sales. This increase in mobile connectivity service sales was partially minimized due to $0.9 million of revenue recognized during the nine months ended September 30, 2020 as a result of a favorable resolution of a contractual matter with a particular customer.

Operating income for the mobile connectivity segment increased by $1.2 million for the nine months ended September 30, 2021 to operating income of $1.7 million as compared to an operating income of $0.6 million for the nine months ended September 30, 2020. This increase resulted primarily from an increase in sales less associated costs of $2.7 million and a $0.8 million decrease in warranty expense, partially offset by a $1.5 million increase in salaries, benefits and taxes, primarily due to reinstating salaries that were temporarily reduced in connection with our response to Covid-19, a $0.2 million increase in professional fees and a $0.2 million increase in depreciation and amortization expense.

Inertial Navigation Segment

Net sales in the inertial navigation segment increased $4.8 million, or 19%, for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. Inertial navigation product sales increased by $6.0 million, or 26%, to $29.2 million for the nine months ended September 30, 2021 from $23.2 million for the nine months ended September 30, 2020. This increase was due to a $4.1 million increase in TACNAV product sales and a $1.9 million increase in sales of our FOG and OEM products. For more information, see “Risk Factors — Risks related to government sales — Sales of our FOG systems and TACNAV products generally consist of a few large orders, and the delay or cancellation of a single order will substantially reduce our net sales. Only a few customers account for a substantial portion of our inertial navigation revenues, and the loss of any of these customers could substantially reduce our net sales.”

Inertial navigation service sales decreased $1.1 million, or 57%, to $0.8 million for the nine months ended September 30, 2021 from $2.0 million for the nine months ended September 30, 2020. This decrease was primarily attributable to a decrease in contract engineering service revenue due to the conclusion of a project for a major U.S. defense customer.

Our operating income for the inertial navigation segment increased by $2.3 million to operating income of $3.0 million for the nine months ended September 30, 2021 as compared to an operating income of $0.7 million for the nine months ended September 30, 2020. This increase was primarily due to the increase in sales less associated costs of $2.9 million, partially offset by a decrease in funded engineering expenses.

Unallocated

    Unallocated operating loss increased $4.5 million, or 35%, for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020 primarily due to a $3.6 million increase in professional fees, primarily arising from a stockholder’s nomination of a competing slate of directors at our annual meeting of stockholders, a $0.7 million increase in salaries, benefits and taxes, and a $0.2 million increase in computer-related expenses.

Backlog

Backlog is not a meaningful indicator for predicting revenue in future periods. Commercial resellers for our mobile connectivity products and legacy products typically do not carry extensive inventories and rely on us to ship products quickly. Generally, due to rapid delivery of our commercial products, our backlog for those products is not significant.

Our backlog for all products and services was $25.4 million and $20.4 million as of September 30, 2021 and December 31, 2020, respectively. As of September 30, 2021, $8.8 million of our backlog was scheduled for fulfillment in 2021, $9.2 million was scheduled for fulfillment in 2022, and $7.4 million was scheduled for fulfillment in 2023 through 2025.

Backlog consists of orders evidenced by written agreements and specified delivery dates for customers who are acceptable credit risks. We do not include satellite connectivity service sales in our backlog even though many of our satellite connectivity customers have signed annual or multi-year service contracts providing for a fixed monthly fee. Military orders included in backlog are generally subject to cancellation for the convenience of the customer. When orders are canceled, we generally recover actual costs incurred through the date of cancellation and the costs resulting from termination. As of September 30, 2021, our backlog included $8.5 million in orders that are subject to cancellation for convenience by the customer. Individual orders for inertial navigation products are often large and may require procurement of specialized long-lead components and allocation of manufacturing resources. The complexity of planning and executing larger orders generally requires customers to order well in advance of the required delivery date, resulting in backlog.

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

In May 2020, we received a $6.9 million loan from Bank of America, N.A. (the Lender), under the PPP, which was established under the CARES Act. Pursuant to the terms of the CARES Act, in August 2021, we applied for forgiveness of the full amount of the PPP Loan. On September 24, 2021, we received notification from the bank that, on September 19, 2021, the U.S. Small Business Administration (the SBA) had determined that the PPP Loan forgiveness application was approved, and the PPP Loan, including all accrued interest thereon, was paid in full by the SBA.

As of September 30, 2021, we had $27.0 million in cash, cash equivalents, and marketable securities, of which $2.5 million in cash and cash equivalents was held in local currencies by our foreign subsidiaries. Our foreign subsidiaries held no marketable securities as of September 30, 2021. As of September 30, 2021, we had $57.5 million in working capital. Based upon our current working capital position, current operating plans and expected business conditions, we expect to have sufficient funds, through at least twelve months from the date that this quarterly report on Form 10-Q is filed with the SEC, to fund our short-term and long-term working capital requirements, including capital expenditures and contractual obligations, primarily using our existing cash, cash equivalents and marketable securities and our operating cash flow. Our funding plans for our working capital needs and other commitments may be adversely impacted if our underlying assumptions regarding our anticipated revenues and expenses are not realized. If our operating results fail to meet our expectations, we could be required to seek additional funding through public or private financings or other arrangements. In that event, adequate funds may not be available when needed or may be available only on terms which could have a negative impact on our business and results of operations. In addition, if we raise funds by issuing equity securities, our stockholders may experience dilution.

Net cash provided by operations was $1.9 million for the nine months ended September 30, 2021 compared to net cash used in operations of $2.9 million for the nine months ended September 30, 2020. The $4.8 million increase in cash provided by operations is primarily due to a $4.6 million decrease in net loss, a $2.0 million decrease in cash outflows relating to other non-current assets and non-current contract assets, a $1.2 million decrease in cash outflows relating to inventories, a $1.0 million decrease in cash outflows relating to accounts payable, and a $0.3 million increase in cash inflows relating to accounts receivable. Partially offsetting these items were a $3.1 million decrease in non-cash items, which was primarily driven by the PPP loan forgiveness, a $0.9 million increase in cash outflows relating to prepaid expenses, other current assets, and current contract assets, and a $0.5 million increase in cash outflows relating to accrued compensation, product warranty and other.

Net cash used in investing activities was $7.2 million for the nine months ended September 30, 2021 compared to net cash used in investing activities of $2.9 million for the nine months ended September 30, 2020. The $4.3 million increase in net cash used in investing activities was principally due to the $5.0 million increase in capital expenditures, offset in part by a $0.6 million net decrease in investments in marketable securities.

Net cash provided by financing activities was $2.6 million for the nine months ended September 30, 2021 compared to net cash provided by financing activities of $6.3 million for the nine months ended September 30, 2020. The $3.7 million decrease in net cash provided by financing activities is primarily attributable to the $6.9 million decrease in cash inflows from long-term borrowings. This decrease in cash inflows was partially offset by a $2.6 million increase in cash inflows relating to proceeds from stock options exercised and the employee stock purchase plan and a $0.4 million decrease in cash outflows relating to the repurchase of treasury stock.

Borrowing Arrangements

Paycheck Protection Program Loan

In May 2020, we received a $6.9 million loan from the Lender under the PPP, which was established under the CARES Act and is administered by the SBA.

The term of the PPP Loan is two years from the funding date of the PPP Loan. The interest rate on the PPP Loan is 1.00%. Under the terms of the PPP Loan, interest accrues from the funding date of the PPP Loan but is deferred until the lender determines the amount of loan forgiveness. Principal and interest on the PPP Loan will be payable in monthly installments, except that we will not be obligated to repay amounts that are forgiven. The promissory note evidencing the PPP Loan contains various events of default relating to, among other things, insolvency, bankruptcy or the like, payment defaults under the PPP Loan or other loans by the lender, certain defaults under other indebtedness, breach of representations and warranties, the occurrence of a material adverse event, changes in ownership, or breach of other provisions of the promissory note. Upon an event of default, all principal and accrued interest on the PPP Loan and any and all other loans made by the lender to us would, at the lender’s option, become immediately due and payable. We agreed that we will not receive any other loan under the PPP.

Pursuant to the terms of the CARES Act, we are permitted to apply for forgiveness for all or a portion of the PPP Loan. In August 2021, we applied for forgiveness of the full amount of the PPP Loan. On September 24, 2021, we received notification from the Lender that, on September 19, 2021, the SBA had determined that the PPP Loan forgiveness application was approved, and the PPP Loan, including all accrued interest thereon, was paid in full by the SBA. The forgiveness of the PPP Loan is recognized in Other income (expense), net in the accompanying consolidated statements of operations for the three and nine months ended September 30, 2021.

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

On June 27, 2019, we used the proceeds of the sale of our former Videotel business unit to repay in full the then-outstanding balance of $21.4 million under the 2018 Term Loan and to repay $13.0 million of the then-outstanding balance under the 2018 Revolver. As of September 30, 2021, no amounts were outstanding under the 2018 Revolver.

Borrowings under the 2018 Revolver are subject to the satisfaction of various conditions precedent at the time of each borrowing, including the continued accuracy of our representations and warranties and the absence of any default under the 2018 Credit Agreement. As of September 30, 2021, the full balance of the $15.0 million facility was available for borrowing.

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

On July 30, 2020, we amended the 2018 Credit Agreement to reflect the incurrence of the PPP loan. Under the amended agreement, the principal and interest on the PPP loan are not included in the maximum Consolidated Leverage Ratio or the minimum Consolidated Fixed Charge Coverage Ratio calculations except as to any portion of the PPP Loan that is not ultimately forgiven. In September 2021, the PPP Loan was forgiven in full.

On October 29, 2021, we amended the 2018 Credit Agreement to maintain the $15.0 million 2018 Revolver, extend the maturity date of the 2018 Revolver to October 28, 2022, eliminate the Consolidated Fixed Charge Coverage Ratio financial covenant, add a minimum trailing four-quarter Consolidated Adjusted EBITDA financial covenant of $3.0 million, modify the definition of Consolidated Adjusted EBITDA, modify the interest rate margins and certain lender fees, and transition the interest rate provisions based on LIBOR to the Bloomberg Short Term Bank Yield Index. In addition, Bank of America became the sole lender under the 2018 Credit Agreement.

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

In January 2020, we had repurchased 35,256 shares of common stock in open market transaction at a cost of approximately $0.4 million. The total amount we repurchased under the October 4, 2019 repurchase program was 150,272 shares of common stock at an approximate cost of $1.7 million. There were no repurchase programs outstanding during the nine months ended September 30, 2021.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021, the end of the period covered by this interim report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2021.

Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated changes in our internal control over financial reporting that occurred during the third quarter of 2021. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer did not identify any change in our internal control over financial reporting during the third quarter of 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We recorded substantial losses from continuing operations in each of the last three fiscal years and the first nine months of 2021 (without taking into account the income we recognized from the forgiveness of the PPP Loan). We expect to incur substantial losses in the near future as we continue to bear the expenses of maintaining two satellite networks during the transition of our mini-VSAT customers to our HTS network, as we increase satellite capacity to handle our growing subscriber base, as we continue to shift our business from a model based primarily on product sales to a model based primarily on recurring revenue, as we confront the impact of the COVID-19 pandemic on our business and as we continue to invest in research and development to improve our existing products and develop new products, including our photonic chip-based fiber optic gyro. We expect to invest substantially in the development of our photonic chip-based fiber optic gyro in an effort to take advantage of opportunities we may have in the autonomous vehicle and other markets. We expect that, as we increase our investments in these and other areas, including, for example, our Internet of Things (IoT) product, our losses will grow. In order to regain profitability, we must successfully complete the transition of our mini-VSAT customers to our HTS network and continue to introduce new and improved products in order to maintain and improve our competitive position and generate revenue. Our inability to accomplish any of these goals could have a material adverse effect on our revenues, profitability and cash flow, and we cannot assure you when, or whether, we will regain profitability.

Fluctuations in our quarterly net sales and results of operations could depress the market price of our common stock.

Our future net sales and results of operations could continue to vary significantly from quarter to quarter due to a number of factors, many of which are outside our control. Accordingly, you should not rely on quarter-to-quarter comparisons of our results of operations as an indication of future performance. It is possible that our net sales or results of operations in a quarter will fall below the expectations of securities analysts or investors. If this occurs, the market price of our common stock could fall significantly. Our results of operations in any quarter can fluctuate for many reasons, including changes in demand for our products and services; the timing and size of individual orders from military customers, which may be delayed or canceled for various reasons; delays in order fulfillment, including as a result of shortages of components and raw materials; the mix of products and services we sell, including the mix of fixed rate and metered contracts for airtime services; our ability to manufacture, test and deliver products in a timely and cost-effective manner, including the availability of components and subassemblies from our suppliers; our success in winning competitions for orders; the timing of new product introductions by us or our competitors; the scope and success of our investments in research and development; expenses incurred in pursuing acquisitions and investments; expenses incurred in expanding, maintaining, or improving our mini-VSAT Broadband network; market and competitive pricing pressures; unanticipated charges or expenses, such as increases in warranty claims; expenses incurred in responding to stockholder activism; general economic climate; seasonality of pleasure boat and recreational vehicle usage; and the impact of the COVID-19 pandemic.

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

As a result of our acquisitions, we have recorded, and may continue to record, a significant amount of goodwill and other intangible assets. Under current accounting guidelines, we must assess, at least annually and potentially more frequently, whether the value of goodwill and other intangible assets has been impaired. In 2020, our annual impairment test resulted in an impairment charge of $10.5 million in our KVH Media reporting unit. Even after recording this impairment, our consolidated balance sheet continues to include $8.0 million of goodwill and other intangible assets, of which $3.6 million relates to KVH Media Group. There can be no assurance that our remaining goodwill and other intangible assets will not be further impaired, especially if the global COVID-19 pandemic continues to impact the markets in which our Media Group operates.

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

Our maritime airtime services networks generated approximately $69.1 million of revenue for the nine months ended September 30, 2021. As of September 30, 2021, approximately 21% of our maritime airtime subscribers, representing approximately 25% of this revenue, relied on our legacy airtime network. We intend to provide various incentives to these customers, such as free or discounted upgrade kits and terminals, to entice them to convert their service to our HTS network by the end of 2021, but these efforts may not be successful. Our inability to convert our legacy satellite customers to our HTS network would result in the loss of the revenue generated by those customers. As of the date of the filing of this quarterly report, we expect that maritime airtime subscribers representing approximately 10% of our airtime services revenue for the first nine months of 2021 will not migrate to our HTS network or may delay their migration, and we will need to identify new customers to replace the revenue they generate. In addition, the costs that we may need to incur to convert our remaining legacy maritime airtime customers to our HTS network may be significant. There can be no assurance that we will retain our legacy airtime customers when we terminate our legacy network at the end of 2021 or that the costs we incur to convert these customers will result in profitability either in the short term or the long term.

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

Risks related to economic conditions and trade relations

Our revenues, results of operations and financial condition have been, and are expected to be, adversely impacted by economic turmoil, political events, macroeconomic conditions, credit tightening and associated declines in consumer and enterprise spending, and by the continuation of the COVID-19 pandemic.

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

Travel restrictions and safety precautions have also limited our ability to service and install our equipment. Although we are unable to predict the ongoing impact of the pandemic, our mobile communications business in particular largely depends on travel. The operations of our KVH Media Group have been particularly impacted due in part to the global reduction in travel resulting from the pandemic. We anticipate that, until the pandemic is contained, governmental, individual, business and other organizational measures to limit the spread of the virus will continue to adversely affect our revenues, results of operations and financial condition, perhaps materially. An outbreak of infection in any of our facilities could severely disrupt our operations. We continue to monitor government recommendations and have made modifications to our operations because of the pandemic. Our customers’ businesses could be further disrupted, and our revenues could continue to be adversely affected. Additionally, global economic disruptions like the COVID-19 pandemic have negatively impacted, and could continue to negatively impact, our supply chain and continue to cause delays in the delivery of raw materials, components and other supplies that we need to conduct our operations and generate revenue. The extent to which the pandemic will continue to impact our business will depend on many factors beyond our control, including the speed of contagion, the development and implementation of effective preventative measures and vaccines, the scope of governmental and other restrictions on travel and other activity, and public reactions to these factors.

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

These factors periodically cause substantial fluctuations in sales of our TACNAV and FOG products and services. Fluctuating commercial sales of our inertial navigation products are also making it harder to predict our future revenues. For example, TACNAV product sales increased $4.1 million, or 107%, from the nine months ended September 30, 2020 to the nine months ended September 30, 2021, while sales of our FOG products increased $1.7 million, or 9%, from the nine months ended September 30, 2020 to the nine months ended September 30, 2021. Investors should not expect that these rates of growth will be repeated in future quarters; given the substantial fluctuations in quarterly sales, we could experience similarly substantial reductions in revenue.

Sales of our FOG systems and TACNAV products generally consist of a few large orders, and the delay or cancellation of a single order will substantially reduce our net sales. Only a few customers account for a substantial portion of our inertial navigation revenues, and the loss of any of these customers could substantially reduce our net sales.

We derive a significant portion of our inertial navigation revenues from a small number of customers, many of whom are contractors for the U.S. government. KVH products sold to these customers are purchased through orders that can generally range in size from several hundred thousand dollars to several million dollars. For example, we received an order for $7.9 million of FOG products in August 2021, an order for $10.0 million of TACNAV products in July 2020, an order for $4.0 million of FOG products in October 2019 and orders for $6.7 million and $3.5 million of TACNAV products and services in September 2019 and April 2017, respectively. Orders of this size are often unpredictable and difficult to replicate. As a result, the delay or cancellation of a single order could materially reduce our net sales and results of operations. We routinely experience repeated and unanticipated delays in defense orders, which make our revenues and operating results less predictable. Because our inertial navigation products typically have relatively higher product gross margins than our mobile connectivity products, the loss of an order for inertial navigation products could have a disproportionately adverse effect on our results of operations.

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

We obtain many key components for our products from third-party suppliers, and in some cases we use a single or a limited number of suppliers. Any interruption in supply could impair our ability to deliver our products until we identify and qualify a new source of supply, which could take several weeks, months or longer and could increase our costs significantly. For example, the global chip shortage and supply chain constraints resulting from the COVID-19 pandemic have impacted our ability to deliver products in a timely manner and has increased our cost of sales due to rising prices for materials. We may not be able to pass along any or all of these cost increases to our customers. These disruptions in our supply chain could continue or worsen, which could continue to delay delivery of our products and services and adversely affect our revenue and results of operations in future periods. Suppliers might change or discontinue key components, which could require us to modify our product designs. Regulations requiring government contractors to implement processes to avoid counterfeit parts may require us to find new sources of materials or components if a supplier cannot meet those requirements. In general, we do not have written long-term supply agreements with our suppliers but instead buy components through purchase orders, which expose us to potential price increases and termination of supply without notice or recourse. We generally do not carry significant inventories of product components, which could magnify the impact of the loss of a supplier. If we must use a new source of supply, we could face unexpected manufacturing difficulties and loss of product performance or reliability. In addition, from time to time, lead times for certain components can increase significantly due to imbalances in overall market supply and demand. This, in turn, could limit our ability to satisfy demand for our products on a timely basis and could result in the cancellation of customer orders. Further, adverse economic conditions, including conditions caused by the current COVID-19 pandemic, could result in financial difficulties or bankruptcy for any of our suppliers, which could adversely affect our business and results of operations.

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

Research and development in our industry is inherently complex and uncertain, and our current and anticipated research and development projects may not achieve the results we seek. Our research and development expenses decreased 1% from 2019 to 2020, and increased 15% from the nine months ended September 30, 2020 to the nine months ended September 30, 2021. The financial resources that we can devote to our research and development efforts may be insufficient to achieve our goals. Our efforts may not result in any viable products or may result in products whose performance, features, price or availability may not be attractive to customers or that we cannot manufacture and sell profitably.

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

Although no amounts were outstanding under the agreements governing our secured credit facility as of September 30, 2021, the agreements subject us to various financial and other affirmative and negative covenants with which we must comply on an ongoing or periodic basis. These include financial covenants pertaining to a maximum consolidated leverage ratio and a minimum trailing four-quarter consolidated adjusted EBITDA of $3.0 million and covenants requiring the mandatory prepayment of amounts outstanding under the revolver under specified circumstances. The agreements also subject us to various restrictions on our ability to engage in certain activities, such as raising capital or acquiring businesses. These restrictions may limit or restrict our cash flow and our ability to pursue business opportunities or strategies that we would otherwise consider to be in our best interests.

Risks related to government regulation

Our international operations complicate our business and require us to comply with multiple regulatory environments.

Historically, sales to customers outside the United States have accounted for a significant portion of our net sales. We derived 60%, 64% and 54% of our revenues in the nine months ended September 30, 2021 and the years ended December 31, 2020 and 2019, respectively, from sales to these foreign customers. We have foreign offices in Denmark, the United Kingdom,

Singapore, Japan, Norway, Cyprus and the Philippines, as well as a subsidiary in Brazil that manages local sales. Nonetheless, substantially all of our personnel and operations, particularly for our mobile connectivity equipment business and our inertial navigation business, are located in the United States. Our limited international operations may impair our ability to compete successfully in international markets and to meet the service and support needs of our customers in countries where we have little to no infrastructure. We face a number of risks associated with our international business activities, which may increase our costs and require significant management attention. These risks include restrictions on international travel, which may restrict our ability to grow and service our business; tariffs; sanctions or other trade restrictions that preclude or restrict doing business with particular foreign governments, companies or individuals; technical challenges we may face in adapting our mobile connectivity products to function with different satellite services and technology in use in various regions around the world; satisfaction of international regulatory requirements and delays and costs associated with procurement of any necessary licenses or permits; the potential unavailability of content licenses covering international waters and foreign locations; restrictions on the sale of certain inertial navigation products to foreign military and government customers; increased costs of providing customer support in multiple languages; increased costs of managing operations that are international in scope; potentially adverse tax consequences, including restrictions on the repatriation of earnings; protectionist laws and business practices that favor local competitors, which could slow our growth in international markets; potentially longer sales cycles; potentially longer accounts receivable payment cycles and difficulties in collecting accounts receivable; and economic and political instability in some international markets.

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

We are subject to income and other taxes in the U.S. and the foreign jurisdictions in which we operate. The determination of our worldwide provision for income taxes and current and deferred tax assets and liabilities requires significant judgment and estimation. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. Although we believe our tax estimates are reasonable, the ultimate tax outcome may differ materially from our estimates and may materially affect our income tax benefit or expense, net loss or income, and cash flows in the period in which such determination is made. As of September 30, 2021, we had liabilities for uncertain tax positions of $0.6 million.

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

Our stock price has historically been volatile. During the period from January 1, 2018 to September 30, 2021, the trading price of our common stock ranged from $6.36 to $15.29. Many factors may cause the market price of our common stock to fluctuate, including variations in our quarterly results of operations; the introduction of new products and services by us or our competitors; changing needs of military customers; changes in estimates of our performance or recommendations by securities analysts; the hiring or departure of key personnel; acquisitions or strategic alliances involving us or our competitors; market conditions in our industries; and the global macroeconomic and geopolitical environment. Broad market fluctuations may adversely affect the market price of our common stock. When the market price of a company’s stock drops significantly, stockholders often institute securities litigation against that company. Any such litigation could cause us to incur significant expenses defending against the claim, divert the time and attention of our management and result in significant damages.

ITEM 5.    OTHER INFORMATION

On October 29, 2021, we amended the 2018 Credit Agreement to maintain the $15.0 million 2018 Revolver, extend the maturity date of the 2018 Revolver to October 28, 2022, eliminate the Consolidated Fixed Charge Coverage Ratio financial covenant, add a minimum trailing four-quarter Consolidated Adjusted EBITDA financial covenant of $3.0 million, modify the definition of Consolidated Adjusted EBITDA, modify the interest rate margins and certain lender fees, and transition the interest rate provisions based on LIBOR to the Bloomberg Short Term Bank Yield Index. In addition, Bank of America became the sole lender under the 2018 Credit Agreement. For more information regarding the 2018 Credit Agreement, see Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Borrowing Arrangements —Term Note and Line of Credit.”

ITEM 6.    EXHIBITS
Exhibits:

Exhibit No.	Description	Filed with this Form 10-Q	Incorporated by Reference
			Form	Filing Date	Exhibit No.
3.1	Amended and Restated Certificate of Incorporation, as amended		10-Q	August 6, 2010	3.1

3.2	Amended and Restated Bylaws		10-Q	November 1, 2017	3.2

4.1	Specimen certificate for the common stock		10-K	March 2, 2018	4.1

4.2	Description of Capital Stock		8-K	August 4, 2020	4.1

10.1	Second Amendment to Amended and Restated Credit Agreement dated as of October 29, 2021 by and among KVH Industries, Inc., and Bank of America, N.A.	X

31.1	Rule 13a-14(a)/15d-14(a) certification of principal executive officer	X

31.2	Rule 13a-14(a)/15d-14(a) certification of principal financial officer	X

32.1	Section 1350 certification of principal executive officer and principal financial officer	X

101
The following financial information from KVH Industries, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets (unaudited), (ii) the Consolidated Statements of Operations (unaudited), (iii) the Consolidated Statements of Comprehensive Income (Loss) (unaudited), (iv) the Consolidated Statement of Stockholders' Equity (unaudited), (v) the Consolidated Statements of Cash Flows (unaudited), and (vi) the Notes to Consolidated Interim Financial Statements (unaudited).
		X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 4, 2021

KVH Industries, Inc.

By:	/s/ ROGER A. KUEBEL
Roger A. Kuebel
(Duly Authorized Officer and Chief Financial Officer)