Form 10-K
period 2021-12-31
KVH INDUSTRIES INC \DE\
filed 2022-03-11
CIK 1007587

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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

As of June 30, 2021, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $213,177,143 based on the closing sale price of $12.30 per share as reported on the Nasdaq Global Select Market. Shares of common stock held by executive officers and directors of the registrant and their affiliates have been excluded from this calculation because such persons may be deemed affiliates. As of March 1, 2022, the registrant had 18,876,665 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement relating to its 2022 Annual Meeting of Stockholders are incorporated herein by reference in Part III.

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

Introduction

We are a leading provider of innovative, technology-driven connectivity and navigation solutions to maritime, defense and other commercial customers globally. Through our mobile connectivity business, we provide global high-speed Internet and voice services via satellite to mobile users at sea and on land. We are also a leading provider of commercially licensed entertainment, including news, sports, music, and movies, to commercial and leisure customers in the maritime, hotel, and retail markets. Our inertial navigation business provides high-performance navigational sensors and integrated inertial navigation systems for defense and commercial inertial navigation applications. Our reporting segments are as follows:

•the mobile connectivity segment, and
•the inertial navigation segment

Through these segments, we manufacture and sell our solutions in a number of major geographic areas, including internationally. We generate revenues from various international locations, primarily consisting of Canada, Europe (both inside and outside the European Union), Africa, Asia/Pacific, and the Middle East.

We are headquartered in Middletown, Rhode Island, with active operations in Denmark, the State of Illinois, the United Kingdom and Singapore. KVH is a Delaware corporation formed in 1985.

Our Business Segments

Segment	Primary Products	Major Brands	2021 Net Sales (1)
Mobile connectivity	Satellite television and internet solutions and media and content delivery solutions	TracVision® TracPhone® CommBox TM mini-VSAT Broadband SM IP-MobileCast TM KVH OneCare ® NEWSlink TM AgilePlans ®	$133,911
Inertial navigation	Digital compass and fiber optic gyro-based navigation and guidance systems	TACNAV®	37,856
		Total	$171,767
(1) Amounts in thousands
Mobile Connectivity Segment

Through our mobile connectivity segment, we provide integrated, end-to-end hardware, software and services that support our customers’ need for access to Internet, voice and entertainment services. On the hardware side of this business, we primarily manufacture and distribute a comprehensive family of mobile satellite antenna products and services that provide access to the Internet and voice services outside the range of cellular phone service. Product sales within the mobile connectivity segment accounted for 17% and 18% of our consolidated net sales for 2021 and 2020, respectively. On the services side of this business, sales of mini-VSAT Broadband airtime service accounted for 54% and 51% of our consolidated net sales for 2021 and 2020, respectively. Sales of content services within the mobile connectivity segment accounted for 4% and 5% of our consolidated net sales for 2021 and 2020, respectively.

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

Our mobile satellite antenna products use sophisticated robotics, stabilization and control software, sensing technologies, transceiver integration, and advanced antenna designs to automatically search for, identify and point directly at the optimal television and communications satellite while the vehicle or vessel is in motion. Our antennas use gyroscopes and inclinometers to measure the movement of an antenna platform in relation to the earth in three different axes. Microprocessors and our proprietary stabilization and control software use that data to compute the antenna movement necessary for the antenna’s motors to point the antenna properly and maintain contact with the satellite. If an obstruction temporarily blocks the satellite signal, our products continue to track the satellite’s location according to the movement of the antenna platform in order to carry out automatic, rapid reacquisition of the signal when a direct line of sight to the satellite is restored.

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

Satellite Internet and Phone. Our mini-VSAT Broadband products and services provide an end-to-end solution for offshore mobile connectivity. This unified C/Ku-band Broadband service enables us to offer commercial, leisure, and government customers an integrated hardware and service solution for mobile communications and seamless region-to-region roaming. We design and manufacture the onboard TracPhone terminals, own hub equipment installed in leased earth stations, lease the satellite capacity, manage the network through third-party service providers, and provide 24/7/365 after-sale support. Because we manufacture the onboard hardware, we can integrate the full rack of discrete below decks equipment typically used on traditional VSAT systems into a single, streamlined unit that is significantly easier to deploy than competing VSAT solutions. Our mini-VSAT Broadband network utilizes advanced next-generation high-throughput satellites (HTS) capabilities offered by Intelsat and SKY Perfect JSAT.

Our approach has allowed us to develop and bring to market our TracPhone V series of terminals. Our 60-cm diameter TracPhone V7-HTS Ku-band antenna is 85% smaller by volume and 75% lighter than alternative 1-meter diameter VSAT antennas. We are able to offer download/upload speeds as fast as 10 megabits per second (Mbps)/3 Mbps.

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

In March 2021, we introduced the TracPhone V30 marine VSAT antenna, which combines the small 37-cm antenna size, easy installation, and fast data speed to make Internet connectivity, content streaming, and social media use possible on sailboats, center console boats, and recreational boats. In addition, the TracPhone V30 is well-suited to commercial vessels that don’t voyage globally, including fishing boats, tugboats, and offshore service vessels. For leisure and commercial vessels, the TracPhone V30 offers the advantages of advanced satcom technology as a replacement for legacy L-band systems that typically provide data speeds of only 432 Kbps.

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

In June 2021, we introduced the LTE-1 Global marine communications system designed to provide recreational boaters and commercial mariners in more than 150 countries with Internet access up to 20 miles offshore. The system utilizes LTE Advanced cellular network technology, which is faster than regular 4G LTE.

VSAT Deployments. We are actively engaged in sales efforts for the TracPhone antennas and mini-VSAT Broadband service to government agencies for maritime, military, and emergency responder use. We also continue to expand our ability to support the commercial maritime market. For example, in December 2018, we completed the deployment of 45 TracPhone V7-HTS systems on Transpetro oil and gas tankers.

Other Marine Solutions. We offer CommBox, a ship-to-shore network management product that comprises shipboard hardware, a KVH-hosted or privately-owned shore-based hub, and a suite of software applications. Our CommBox offerings are generally integrated into the majority of our VSAT product offerings. We do not generate significant revenue from sales of standalone CommBox hardware.

We also offer Iridium OpenPort hardware and service to be used in conjunction with our mini-VSAT service. Iridium OpenPort service provides data rates up to 128 kilobits per second (Kbps) and covers the entire world, including the polar regions. We offer the Iridium hardware and service along with our own mini-VSAT solution with the integrated CommBox functionality, which will switch over to the Iridium service if the mini-VSAT service is not available. Some of our customers add the Iridium service to expand the geographic coverage of the system or as a backup service.

In September 2019, we began offering Iridium Certus, a next-generation L-band solution providing pole-to-pole global coverage. As a companion to our VSAT systems, the Iridium Certus 38-cm diameter Cobham Sailor 4300 antenna provides L-band data speeds of 704 Kbps download/176 Kbps upload. Optional routing enables onboard data to switch between our mini-VSAT Broadband service and Iridium Certus.

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

Airtime Services

In conjunction with our mobile satellite antenna hardware and software, we provide airtime plans that enable customers to obtain Internet and voice services. We offer a variety of rate plans that are flexible to meet the customer's needs. The key features of the mini-VSAT Broadband service are usage-based airtime plans, a network management portal and a comprehensive global customer support program. Our usage-based plans are designed around each vessel's monthly data requirements for operational and crew needs. Our network management portal, myKVH, is a secure portal that enables a ship operator to manage network usage by vessel or by individual crew members by allocating operational and crew data caps while receiving customized usage alerts. For customers who want the certainty of a fixed monthly price, we offer fixed rate plans that vary depending on data speeds, and include protocol restrictions such as limiting streaming of video content. User speeds are also restricted but not stopped when users reach established data use thresholds. In addition, we offer multiple usage plans that are either billed monthly based on the data consumed without any application or protocol blocking or based on a monthly minimum data quota with the option to add more data for an incremental charge.

AgilePlans, one of our mini-VSAT Broadband services for commercial maritime customers, offers an all-inclusive Connectivity as a Service, or CaaS, usage-based pricing model. Under this all-in-one CaaS model, we charge subscribers a single monthly fee in exchange for which we provide satellite communication hardware, shipping and installation, maintenance and support, airtime and voice services, a service management portal and certain basic content services with no minimum commitment and no long-term contract required. We offer AgilePlan customers a variety of airtime data plans with varying data allotments and fixed data usage levels with our exclusive dual-channel configuration with dual channel airtime plans delivering both a high-speed channel and an unlimited use data channel. Under our CaaS model, we retain ownership of our satellite equipment and do not sell it to subscribers, who must return the hardware to us if they terminate our service. We expect that, as customers subscribe to our AgilePlans service, our revenues from product sales will continue to decline, and our provision of this equipment to subscribers will continue to increase our capital expenditures, which over time will continue to increase our costs of service sales as we depreciate these assets.

In June 2019, we launched KVH Watch®, our all-inclusive, no-commitment, Internet of Things (IoT) Connectivity as a Service program for the maritime industry utilizing global mini-VSAT communications. Through our KVH Watch service, we offer a connectivity solution for remote equipment monitoring and intervention by maritime equipment manufacturers and IoT application providers. With remote monitoring, manufacturers can more easily act in real time, reducing expensive service calls and improving equipment performance for the maritime operation.

In October 2017, we launched our next-generation, advanced maritime broadband network with Intelsat. The HTS high-speed network incorporates Intelsat Epic satellite services and the IntelsatOne Flex platform, a global managed service designed to optimize bandwidth allocations and provide flexible coverage where it is needed. Our mini-VSAT Broadband network also benefits from Asian satellite capacity provided by SKY Perfect JSAT. Overall, our mini-VSAT Broadband HTS network currently uses a combination of 156 Ku-band transponders (five of which we directly contract for) on 17 satellites to provide Ku-band coverage throughout the northern and southern hemispheres. Three of the 17 satellites are considered high-throughput satellites that provide coverage via overlapping high-powered spot beams. Eighty-eight of the 156 Ku-band transponders are served by the high-throughput satellites. During the first quarter of 2018, we entered into a five-year capital lease for three satellite hubs for the HTS network. During the first quarter of 2021, the terms of this lease were adjusted and we discontinued use of two satellite hubs in exchange for additional satellite service capacity. In the first quarter of 2022, we are expanding our satellite connectivity services that will allow vessels to use KVH connectivity while operating in Indian territorial waters. In addition, KVH will offer satellite connectivity services to Indian flagged vessels. It is our long-term plan to continue to maintain and enhance our mini-VSAT Broadband network.

On December 31, 2021, we closed down our legacy mini-VSAT Broadband network, which had used a combination of 20 Ku-band transponders on 15 satellites to provide Ku-band coverage throughout the northern hemisphere and around the continents in the southern hemisphere.

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

Our KVH Media Group, which is based in the United Kingdom, distributes commercially licensed entertainment, including news, sports, music, and movies, to commercial and leisure customers in the maritime, hotel, and retail markets. Sales from KVH Media Group are included in our mobile connectivity service sales as part of content service sales. Our "news from home" digital newspaper service includes more than 100 daily newspapers in more than 20 languages that at the end of 2021 was delivered to more than 6,000 commercial ships, hotels, and cruise ships. The digital content can be printed onboard or viewed on a tablet, smartphone, or laptop. For movie and television content, we are an approved distributor of licensed content for certain Hollywood, Bollywood, and independent studios worldwide.

In January 2020, we decided to rebrand IP-MobileCast as KVH Link. We offer a content subscription service called KVH Link, delivered by IP-MobileCast wherein content and data files are transmitted using multicast technology across our global satellite networks to every vessel or mobile vehicle that has an active, compatible TracPhone V series or V-HTS series terminal. This delivery mechanism reduces the amount of bandwidth required to transmit large files to a large population of customers. Before multicasting, large data files were generally transmitted across satellite networks “on demand” or unicast, which consumes significant bandwidth. The content is either stored on the terminal itself or on a KVH-supplied media server, which is required for digital rights managed content such as movies. Copyright law requires permission from the rights holder for exhibitions of copyrighted film and television. Historically, studios have granted KVH Media Group permission to license non-theatrical exhibitions aboard ships. While traditionally we licensed this content to commercial maritime customers primarily through the distribution of DVDs, we have now also automated the transmission of this type of entertainment via KVH Link.

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

The COVID-19 pandemic impacted various aspects of our operations, particularly the KVH Media Group, which depends heavily on travel and travel-related industries. The revenues and cash flows of our KVH Media Group business were significantly impacted due to the global reduction in travel commencing from the start of the pandemic, as the global travel and travel-related industries dropped to historically depressed levels. In the fourth quarter of 2020, we concluded that certain areas of the KVH Media business might not recover completely or at all. As a result of these changes in the KVH Media business, we recognized an intangible asset impairment charge of $1.8 million and a goodwill impairment charge of $8.7 million for the year ended December 31, 2020 related to KVH Media Group. Our annual impairment analysis in the fourth quarter of 2021 did not identify any further impairments. Please see Note 1(k) to our accompanying audited consolidated financial statements for additional information.

Inertial Navigation Segment

We offer a portfolio of innovative digital compass and fiber optic gyro (FOG)-based systems that address the rigorous requirements for precision, performance and stabilization of military and commercial customers. Our systems provide reliable, easy-to-use and continuously available navigation and pointing data. Our guidance and stabilization products include our FOG-based inertial measurement units (IMUs) for precision guidance, FOGs for tactical navigation as well as pointing and stabilization systems, and digital compasses that provide accurate heading information for demanding applications. Sales of FOG-based guidance and navigation systems within the inertial navigation segment accounted for 16% of our consolidated net sales for both 2021 and 2020. Sales of tactical guidance and navigation systems within the inertial navigation segment accounted for 5% and 7% of our consolidated net sales for 2021 and 2020, respectively.

Guidance and Stabilization

Our high-performance digital signal processing (DSP)-based FOG products use an all-fiber design that has no moving parts, resulting in an affordable combination of precision, accuracy, and durability. Our FOG products support a broad range of military applications, including stabilization of remote weapons stations, antennas, radar, optical devices, or turrets; image stabilization and synchronization for shoulder-or tripod-mounted weapon simulators; precision tactical navigation systems for military vehicles, and guidance for weapons and unmanned autonomous vehicles. Our FOG products are also used in numerous commercial products, such as navigation and positioning systems for various applications including autonomous platforms, precision mapping, dynamic surveying, train location control and track geometry measurement systems, industrial robotics, and optical stabilization.

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

The DSP-3000, DSP-3100, and DSP-3400 are each slightly larger than a deck of playing cards and offer a variety of interface options to support a range of applications. High-performance 2-axis and 3-axis configurations can be realized by integrating multiple DSP-3000 and DSP-3100 units. Currently, the DSP-3000, DSP-3100, and DSP-3400 are used in an array of pointing and stabilization applications, including the U.S. Army’s Common Remotely Operated Weapon Station (CROWS) to provide the image and gun stabilization necessary to ensure that the weapon remains aimed at its target. We estimate that more than 20 companies have developed or are developing stabilized remote weapons stations that we believe will require similar FOG stabilization capabilities. The larger, militarized dual axis DSP-4000 is designed for use in high-shock and highly dynamic environments, such as gun turret stabilization.

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

In 2021, we continued the integration of the PIC into our inertial navigation products, adding this technology to other products in the 17XX family of inertial measurement units, fiber optic gyros and inertial navigation systems. We also upgraded the existing MEMs-based accelerometer integrated within the 17XX IMU offering, delivering significant performance improvement across multiple input ranges. Keeping in line with our previous portfolio, we have added a higher input range variant in the P-1775, reaching upwards of 100 g’s to support applications where the environment demands more capability, such as various airborne deployments, high caliber turret and weapon pointing and underground mining applications.

Tactical Navigation

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

Our TACNAV digital compass products have been sold for use aboard U.S. Army, Marine Corps, and Navy vehicles as well as to many foreign countries, including Australia, the United Kingdom, Canada, Germany, Italy, New Zealand, Saudi Arabia, Spain, Sweden, Taiwan, Malaysia, and Switzerland. We believe that we are among the leading manufacturers of such systems. Our standard TACNAV products can be customized to our customers’ specifications. At customer request, we offer training and other services.

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

Sales, Marketing and Support

Our sales, marketing and support efforts target markets that are substantial and complex, and require in many cases networks of intermediaries, such as dealers, distributors, airtime service providers, and manufacturers' representatives, to reach our ultimate customers. These sales channels vary and evolve from time to time, but currently include targeted efforts to reach the commercial and leisure maritime markets; the RV, high-end automotive and bus markets; and the commercial, industrial, and government markets. As our business evolves, we may pursue additional sales channels, including direct sales, in various markets. We believe our brands are well known and well respected by customers within their respective niches. These brands include:
•TracVision - satellite television systems for vessels and vehicles
•TracPhone - two-way satellite communications systems
•mini-VSAT Broadband - mobile satellite communications network and value-added services such as VoIP, data management, content and content delivery
•KVH Link - content delivery service by IP-Mobilecast
•NEWSlink - maritime news delivery service through a variety of means
•SPORTSlink TM - sporting content delivered through a variety of means
•TVlink TM - television programming delivered through a variety of means
•MOVIElink TM - movie distribution through a variety of means
•CommBox - data management software for maritime communications
•TACNAV - tactical navigation systems for military vehicles
•KVH OneCare - services and support for the mini-VSAT Broadband solution
•AgilePlans by KVH - Connectivity as a Service Program
•KVH Watch - IoT Connectivity as a Service
•KVH Elite TM - dedicated bandwidth for HD-quality streaming

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

Our backlog for all products and services was $23.9 million and $20.4 million on December 31, 2021 and 2020, respectively. As of December 31, 2021, $16.3 million of our backlog was scheduled for fulfillment in 2022 and $7.6 million was scheduled for fulfillment in 2023 through 2025. The increase in backlog of $3.5 million from December 31, 2020 to December 31, 2021 was primarily the result of a $9.0 million increase in FOG product orders and $2.6 million increase in mobile connectivity product orders, partially offset by a $7.3 million decrease in TACNAV product orders and a $0.7 million decrease in contracted engineering services.

Backlog consists of orders evidenced by written agreements and specified delivery dates for customers who are acceptable credit risks. We do not include satellite connectivity or media content service sales in our backlog even though many of our satellite connectivity and media content customers have signed annual or multi-year service contracts providing for a fixed monthly fee. Military orders included in backlog are generally subject to cancellation at the convenience of the customer. When orders are canceled, we generally recover actual costs incurred through the date of cancellation and the costs resulting from termination. As of December 31, 2021, our backlog included $8.7 million in orders that are subject to cancellation for convenience by the customer. Individual orders for inertial navigation products are often large and may require procurement of specialized long-lead components and allocation of manufacturing resources. The complexity of planning and executing larger orders generally requires customers to order well in advance of the required delivery date, resulting in backlog.

Intellectual Property

We currently hold a collection of intellectual property rights relating to various aspects of our inertial navigation and mobile connectivity hardware products, software and services. We believe that our ability to compete effectively depends to a significant extent on our ability to protect these intellectual property rights and our proprietary information. We rely primarily on patent, copyright and trade secret laws, trademarks, service marks, trade dress, confidentiality procedures, and licensing arrangements to protect our intellectual property rights in the U.S. and other countries where we determine that such protection is beneficial. When appropriate, we seek to file patent applications to protect innovations arising from our research, development and design activities, and we are currently pursuing 42 U.S. and foreign patent applications. Over time, we have accumulated a portfolio of 36 U.S. and foreign issued patents, including utility patents, design patents and others. We also register our trademarks in the United States and other key international markets where we do business. Our patents will expire at various dates between November 2022 and May 2040. We enter into confidentiality agreements with our consultants, key employees, and sales representatives and maintain controls over access to and distribution of our technology, software, and other proprietary information. The steps we have taken to protect our technology may be inadequate to prevent others from using what we regard as our technology to compete with us.

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

For reasons of quality assurance, scarcity or cost effectiveness, certain components and raw materials used in the manufacturing of our products, as well as certain services utilized in the delivery of our solutions, are available only from a limited number of suppliers or from a sole source supplier. We work with our suppliers to develop contingency plans intended to assure continuity of supply while maintaining high quality and reliability, and in some cases, we have established long-term supply contracts with our suppliers. Due to the nature of certain raw materials, purchased components and services, we may not be able to quickly establish additional or replacement sources for certain components, materials or services. In the event that we are unable to obtain sufficient quantities of raw materials or components or unable to obtain sufficient access to the services needed to deliver our solutions on commercially reasonable terms or in a timely manner, our ability to manufacture and deliver our products and services on a timely and cost-competitive basis may be compromised, which may have a material adverse effect on our business, financial condition and results of operations. In 2021, we experienced delays in the availability and delivery of certain raw material components, which impacted our manufacturing efficiencies and resulted in delays in shipping products to our customers. We also experienced increases in raw material costs, which we expect to continue throughout 2022. We are continuing to monitor global developments and are prepared to implement any actions that we determine to be necessary to sustain our business, including expanding our sources of supply and modifying product designs to accommodate product availability.

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

In the marine market for high-speed voice, fax, data, and Internet services, we compete primarily with Inmarsat, Marlink, Speedcast, Network Innovations, Anuvu, and Isotropic Network. We also face competition from providers of low-speed data services, which include Inmarsat, Globalstar LP, and Iridium Satellite LLC.

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

In the inertial navigation markets, we compete primarily with Honeywell International Inc., Northrop Grumman Corporation, Sensonor (purchased by Safran in 2021) and Systron Donner Inertial (purchased by EMCORE in 2019). We believe the principal competitive factors in these markets are performance, size, reliability, durability, and price.

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

•In March 2021, we released the TracPhone V30 mini-VSAT Broadband antenna featuring single-cable, DC-powered design, integrated modem in the dome for higher signal strength and efficiency, and compact below decks unit with built-in Wi-Fi.

•In November 2021, we expanded our KVH Watch suite of maritime IoT solutions with Cloud Connect, a service designed to utilize advanced edge computing to enable integration of maritime applications and digital services for smart shipping.

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

KVH Team Demographics

KVH team members are essential to the success of KVH. We had 648 team members as of December 31, 2021, including full-time employees, part-time employees, and long-term contractors. The figures in this section provide information as of December 31, 2021 and do not reflect the reduction in force that we implemented in March 2022, whereby we reduced our workforce by approximately 66 positions.

KVH Team Member Headcount
Category	#
Full-time employees	607
Part-time employees	31
Long-term contractors	10
Total	648

Our team members are directly responsible for the creation, development, manufacture, marketing, sale, repair and support of our products and services. Because we sell and support our products globally, we have a globally distributed workforce to manufacture products in the U.S. and support our customers in the U.S. and internationally:

KVH Team Member Headcount
Country	#
Brazil	2
Cyprus	3
Denmark	16
Germany	2
Greece	3
Hong Kong	3
India	30
Italy	2
Japan	1
Norway	7
Philippines	55
Poland	1
Singapore	15
South Africa	1
Spain	1
United Arab Emirates	1
United Kingdom	89
United States	416
Total	648

Approximately 226 team members, or 35%, are directly involved in supporting our technology in positions such as engineers, technicians, or software developers.

Employee Engagement

We believe we have strong relationships with our workforce. In 2021, our global turnover rate was 13.4%, including voluntary and involuntary separations. Among our 81 key executive leaders and most critical individual technology contributors, our turnover rate was 12.3% in 2021. As above, the figures in this section provide information as of December 31, 2021 and do not reflect our March 2022 reduction in force.

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

Health and Safety

We are committed to protecting the health and safety of our employees and others who enter any of our facilities, wherever located. In 2021, KVH’s OSHA total recordable incident rate was 1.43 which is favorable compared to the 2020 OSHA national average of 2.9. In 2020, we introduced a range of new safety protocols in our facilities in an effort to protect our employees and support appropriate health and safety protocols in response to COVID-19 and the global pandemic. These safety protocols have since been relaxed to align with federal and state mandates, but will return if the COVID-19 pandemic worsens.

We are committed to continued improvements to our safety, health, and wellness programs to meet our employees’ needs, which we believe is critical to attract and retain talent. We believe that creating a safe and supportive workplace is vital to our success.

KVH Team Member Recruitment

We work diligently to attract the best available talent from a diverse range of sources to meet the current and future demands of our business. We have established relationships with major universities, professional associations, and industry groups to proactively attract talent. In 2021, we hired 23 professional level team members.

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

Risks related to our financial performance

We have a history of losses, and regaining profitability may take longer than we anticipate or may not be achievable.

We recorded substantial losses from continuing operations in each of the last three fiscal years (notwithstanding the income we recognized in 2021 from the forgiveness of the PPP Loan). We may continue to incur losses as we increase satellite capacity to handle our growing subscriber base, as we continue to shift our business from a model based primarily on product sales to a model based primarily on recurring revenue, as we confront the impact of the COVID-19 pandemic, especially regarding the global chip shortage and supply chain constraints, on our business and as we continue to invest in research and development to improve our existing products and develop new products. In order to regain profitability, we must grow our airtime subscriber base (including recruiting or replacing customers of our legacy network that have yet to subscribe to our HTS service), reduce our costs, and continue to introduce new and improved products in order to maintain and improve our competitive position and generate revenue. Our inability to accomplish any of these goals could have a material adverse effect on our revenues, profitability and cash flow, and we cannot assure you when, or whether, we will regain profitability.

Fluctuations in our quarterly net sales and results of operations could depress the market price of our common stock.

Our future net sales and results of operations could continue to vary significantly from quarter to quarter due to a number of factors, many of which are outside our control. Accordingly, you should not rely on quarter-to-quarter comparisons of our results of operations as an indication of future performance. It is possible that our net sales or results of operations in a quarter will fall below the expectations of securities analysts or investors. If this occurs, the market price of our common stock could fall significantly. Our results of operations in any quarter can fluctuate for many reasons, including changes in demand for our products and services; the timing and size of individual orders from military customers, which may be delayed or canceled for various reasons; delays in order fulfillment, including as a result of shortages of components and raw materials; the mix of products and services we sell, including the mix of fixed rate and metered contracts for airtime services; our ability to manufacture, test and deliver products in a timely and cost-effective manner, including the availability of components and subassemblies from our suppliers; our success in winning competitions for orders; the timing of new product introductions by us or our competitors; the scope and success of our investments in research and development; expenses incurred in pursuing acquisitions and investments; expenses incurred in expanding, maintaining, or improving our mini-VSAT Broadband network; market and competitive pricing pressures; unanticipated charges or expenses, such as increases in warranty claims; expenses incurred in responding to stockholder activism; general economic climate; seasonality of pleasure boat and recreational vehicle usage; and the impact of the COVID-19 pandemic and resulting supply chain disruptions.

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

As a result of our acquisitions, we have recorded, and may continue to record, a significant amount of goodwill and other intangible assets. Under current accounting guidelines, we must assess, at least annually and potentially more frequently, whether the value of goodwill and other intangible assets has been impaired. In 2020, our annual impairment test resulted in an impairment charge of $10.5 million in our KVH Media reporting unit. Even after recording this impairment, our consolidated balance sheet at December 31, 2021 includes $7.9 million of goodwill and other intangible assets, of which $3.5 million relates to KVH Media Group. Our annual impairment analysis in the fourth quarter of 2021 did not identify any further impairments. However, there can be no assurance that our remaining goodwill and other intangible assets will not be further impaired, especially if the global COVID-19 pandemic continues to impact the markets in which our Media Group operates.

Risks related to our operations

Our future performance will depend in part on the success of our management transition.

On March 7, 2022, we announced that our President and Chief Executive Officer, Martin Kits van Heyningen, was retiring from his executive and Board roles after more than 40 years of service. Brent C. Bruun, our Chief Operating Officer, has been appointed as our interim President and Chief Executive Officer. The Board of Directors engaged an executive search firm to identify a new Chief Executive Officer. Because Mr. Kits van Heyningen will no longer participate in the day-to-day management of our business, we will not have the full benefit of his long experience, expertise and familiarity with our customers and suppliers and the industries in which we participate. If we are not successful in implementing our management transition, it could be viewed negatively by our customers, employees or investors and have an adverse impact on our business. Further, these changes will increase our dependency on other members of our executive management team who remain with us. Our executive officers are at-will employees, competition is intense for executive management, and they could terminate their employment with us at any time. We do not maintain key-person life insurance on any of our personnel. Accordingly, the loss of one or more of our executive officers or key employees could have a material adverse effect on our business.

If we cannot effectively manage changes in our business and continue to attract and retain skilled personnel, our business may suffer.

We are highly dependent on the efforts and abilities of qualified personnel at all levels, including our senior management team and other key technical, operational, managerial and sales and marketing personnel, each of whom brings a valuable set of skills that would be difficult to replace. If we fail to retain and attract the necessary personnel, we may be unable to achieve our business objectives and may lose our competitive position, which could lead to a significant decline in net sales. We recently announced a change in our strategic priorities, whereby we plan to focus on our core businesses, implement greater discipline in our new product initiatives and reduce costs. We may not achieve the anticipated benefits and cost savings from this restructuring. As part of this change, we announced a reduction in force of approximately 10% to realign our workforce to match our strategic priorities. The workforce reduction will result in the reallocation and combination of certain roles and responsibilities across the organization. Moreover, the reduction in force may yield unintended consequences and costs, such as attrition beyond the intended reduction in force, the distraction of employees and reduced employee morale, and could adversely affect our reputation as an employer. We expect to incur severance and other expenses in connection with the reduction in force, which will reduce our earnings at least in the near term. The current job market for our personnel is very competitive, resulting in increased compensation, and we face challenges in seeking to retain our continuing personnel and attract new personnel to fulfill our unmet needs. Prior to the reduction in force, we experienced increased turnover among our employees. Replacing key personnel may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully execute our business strategy, and we cannot assure you that we will be able to identify or employ qualified personnel for any such position on acceptable terms, if at all. In order to retain and attract qualified personnel, we may need to pay higher compensation than we currently expect, which would make it more difficult to achieve our goal of returning to profitability.

Further, if we are unable to adjust our operating expenses on a timely basis in response to changes in our operations, our results of operations may be harmed. To manage changes in our business effectively, we must, among other things, match our manufacturing facilities and capacity to demand for our products and services; secure appropriate satellite capacity to match changes in demand for airtime services; effectively manage our inventory and working capital; ensure robust cybersecurity protection of company and customers data and systems; and ensure that our procedures and internal controls are revised and updated to remain appropriate for our realigned workforce and the size and scale of our business operations.

Restructuring activities could disrupt our business and affect our results of operations.

We recently announced a restructuring to re-align our workforce to match strategic and financial objectives and optimize resources for long-term growth, including a reduction in force. We also implemented a management transition, and our new management may take similar steps in the future to generate operating synergies, to achieve our target operating model and financial objectives, or to reflect more closely changes in the strategic direction of our business. We may also choose to make strategic divestitures. Any of these changes could be disruptive to our business, including our research and development and product launch efforts, and could result in significant expense, including losses on any divestiture, accounting charges for inventory and technology-related write-offs and workforce reduction costs, and significant transaction costs, including for potential transactions that do not proceed. Substantial expense or charges resulting from restructuring activities or divestitures could adversely affect our results of operations and use of cash in the periods in which we take these actions. Any divestiture could also result in the retention of liabilities and expenses that are not assumed by the acquirer or the loss of operating income from the divested operations, either of which could negatively impact profitability after any divestiture.

We must generate a certain level of sales of the TracPhone V-HTS series products and our mini-VSAT Broadband service in order to maintain or improve our service gross margins.

As a result of our mini-VSAT Broadband network infrastructure, our cost of service sales includes certain costs that generally do not vary directly in proportion with the volume of service sales, and we have limited ability to reduce these fixed costs in the short term. These costs have increased significantly each year as we have further expanded our network to accommodate additional subscriber demand and/or coverage areas, and we expect that this trend will continue in 2022 and beyond, particularly as we expand our HTS network. If sales of our TracPhone V-HTS series products and the mini-VSAT Broadband service, including through our AgilePlans subscription model, do not generate the level of revenue that we expect or if those revenues decline, our service gross margins may decline. The failure to improve our mini-VSAT Broadband service gross margins and unit or subscriber sales would have a material adverse effect on our overall profitability.

Our ability to compete in the maritime airtime services market will be impaired if we are unable to provide sufficient service capacity to meet customer demand.

We currently offer our mini-VSAT Broadband service in the Americas, Europe, the Middle East, Africa, Asia-Pacific, Indian, and Australian and New Zealand waters. We may need to expand capacity in existing coverage areas to support our subscriber base. If we are unable to reach economical agreements with third-party satellite providers to support our mini-VSAT Broadband service and its technology or if transponder capacity is unavailable to meet growing demand in a given region, our ability to provide airtime services will be at risk and could reduce the attractiveness of our products and services.

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

Our satellite antenna products include the equipment necessary to utilize satellite services. We do not own the satellites that provide two-way satellite communications or the terrestrial networks that interconnect our facilities with the satellite teleports that communicate with the satellites. We currently offer satellite television products compatible with the DIRECTV and DISH Network services in the United States, the Bell TV service in Canada, the Sky Mexico service in Mexico, the Sky UK service in the United Kingdom, Canal+ service in France and Movistar service in Spain and various other regional satellite TV services in other parts of the world.

Intelsat and Sky Perfect-JSAT currently provide the satellite capacity to support the mini-VSAT Broadband service and our TracPhone and V-HTS series products. In addition, we have agreements with various teleports and Internet service providers around the globe to support the mini-VSAT Broadband service. The terrestrial fiber links that we use to connect with the Internet and to move our voice and data services between our facilities and the various satellite earth stations that support our services are provided to us through numerous service providers, some of which have contractual relationships with our satellite service providers and not directly with us. We rely on Inmarsat for satellite communications services for our FleetBroadband and FleetOne compatible TracPhone products. We also have an arrangement with Iridium for additional satellite communications services that we make available to our customers as a backup option to provide communications redundancy with our primary service offerings.

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

If customers become dissatisfied with the programming, pricing, service, availability or other aspects of any of these satellite services, or if any one or more of these services becomes unavailable for any reason, we could suffer a substantial decline in sales of our satellite products. There may be no alternative satellite service provider available to us in a particular geographic area, and our modem or other technology may not be compatible with the technology of any alternative service provider that may be available. Even if available, delays caused by switching our technology to another service provider, if available, and qualifying this new service provider could materially harm our customer relationships, business, financial condition and operating results. In addition, the unexpected failure of a satellite could disrupt the availability of programming and services, which could reduce the demand for, or customer satisfaction with, our products.

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

Risks related to economic conditions and trade relations

Our revenues, results of operations and financial condition have been, and are expected to be, adversely impacted by economic turmoil, political events, macroeconomic conditions, credit tightening and associated declines in consumer and enterprise spending, and by the continuation of the COVID-19 pandemic, including related supply chain issues.

Economic conditions in the various geographic markets we serve have experienced significant turmoil over the last several years, including downturns related to the COVID-19 pandemic, slow economic activity, tight credit markets, inflation and deflation concerns, low consumer confidence, limited capital spending, adverse business conditions, war and refugee crises in the Middle East and Europe, terrorist attacks, the departure of the United Kingdom from the European Union, changes in government priorities, trade wars, a government shutdown, gridlock from a divided Congress, and liquidity concerns. These factors vary in intensity by region. Further, in response to the COVID-19 pandemic, governments have implemented, revised, withdrawn, reinstituted and expanded extensive safety precautions, including quarantines, travel restrictions, business closures, cancellations of public gatherings and other measures. Other organizations and individuals continue to take additional steps to avoid or reduce infection, including limiting travel and implementing work-at-home policies. These measures have significantly disrupted normal business operations both in and outside of affected areas, and complying with them has increased our costs. Travel restrictions and safety precautions have also limited our ability to service and install our equipment. Although we are unable to predict the ongoing impact of the pandemic, our mobile communications business in particular largely depends on travel. The operations of our KVH Media Group were particularly impacted due in part to the global reduction in travel resulting from the pandemic. We anticipate that, until the pandemic is contained, governmental, individual, business and other organizational measures to limit the spread of the virus will continue to adversely affect our revenues, results of operations and financial condition, perhaps materially. An outbreak of infection in any of our facilities could severely disrupt our operations. We continue to monitor government recommendations and have made modifications to our operations because of the pandemic. Our customers’ businesses could be further disrupted, and our revenues could continue to be adversely affected. Additionally, global economic disruptions like the COVID-19 pandemic have negatively impacted, and could continue to negatively impact, our supply chain and continue to cause delays in the delivery of raw materials, components and other supplies that we need to conduct our operations and generate revenue. The extent to which the pandemic will continue to impact our business will depend on many factors beyond our control, including the speed of contagion, the appearance of new variants, the development and implementation of effective preventative measures and vaccines, the scope of governmental and other restrictions on travel and other activity, and public reactions to these factors.

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

Because of the scope of our foreign sales and foreign operations, we face significant exposure to movements in exchange rates for foreign currencies, particularly the pound sterling and the euro. For example, during 2020, the U.S. dollar strengthened slightly against certain foreign currencies, which adversely affected revenues reported in U.S. dollars and decreased the reported value of our assets in foreign countries.

We also have intragroup receivables and liabilities, such as loans, that can generate significant foreign currency effects. Changes in exchange rates, particularly the U.S. dollar against the pound sterling, could lead to the recognition of unrealized foreign exchange losses.

Moreover, certain of our products and services are sold internationally in U.S. dollars; if the U.S. dollar strengthens, the relative cost of these products and services to customers located in foreign countries would increase, which could adversely affect export sales. In addition, most of our financial obligations must be satisfied in U.S. dollars. Our exposures to changes in foreign currency exchange rates may change over time as our business practices evolve and could result in increased costs or reduced revenue and could adversely affect our cash flow. Changes in the relative values of currencies occur regularly and may have a significant impact on our operating results. We cannot predict with any certainty changes in foreign currency exchange rates or the degree to which we can cost-effectively mitigate this exposure.

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

These factors periodically cause substantial fluctuations in sales of our TACNAV and FOG products and services. Fluctuating commercial sales of our inertial navigation products are also making it harder to predict our future revenues. For example, TACNAV product sales decreased $2.9 million, or 27%, from 2020 to 2021, while sales of our FOG products increased $3.0 million, or 12%, from 2020 and 2021. Investors should not expect that any periodically high rates of growth will be repeated in future quarters; given the substantial fluctuations in quarterly sales, we could similarly experience substantial reductions in revenue from time to time.

Sales of our FOG systems and TACNAV products generally consist of a few large orders, and the delay or cancellation of a single order will substantially reduce our net sales. Only a few customers account for a substantial portion of our inertial navigation revenues, and the loss of any of these customers could substantially reduce our net sales.

We derive a significant portion of our inertial navigation revenues from a small number of customers, many of whom are contractors for the U.S. government. KVH products sold to these customers are purchased through orders that can generally range in size from several hundred thousand dollars to several million dollars. For example, we received an order for $7.9 million of FOG products in August 2021, an order for $10.0 million of TACNAV products in July 2020, an order for $4.0 million of FOG products in October 2019 and an order for $6.7 million of TACNAV products and services in September 2019. Orders of this size are often unpredictable and difficult to replicate. As a result, the delay or cancellation of a single order could materially reduce our net sales and results of operations. We routinely experience repeated and unanticipated delays in defense orders, which make our revenues and operating results less predictable. Because our inertial navigation products typically have relatively higher product gross margins than our mobile connectivity products, the loss of an order for inertial navigation products could have a disproportionately adverse effect on our results of operations.

Risks related to our industry

Competition may limit our ability to sell our mobile connectivity products and services and inertial navigation products.

The mobile connectivity and inertial navigation markets are very competitive, and we expect this competition to intensify. We may not be able to compete successfully against current and future competitors, which could impair our ability to sell our products and services. For example, improvements in the performance of lower-cost gyros by competitors, as well as various industry certification requirements, could jeopardize sales of our FOGs and FOG-based systems. As our market share in the mobile satellite communication market has grown, competition has intensified significantly, most notably from companies that seek to compete primarily on price. These companies may continue to implement price reductions and discounts for both products and services, which have required us to reduce our prices or offer discounts in order to maintain or increase our market share. Some of our VSAT competitors have also leveraged partnerships amongst themselves in order to capture larger combined market share. Further, some of the companies that we depend on to supply us with capacity on satellite communications networks may vertically integrate by introducing their own products and services to compete with ours, which might motivate them to stop providing satellite network capacity to us, or to make it available only on less favorable terms.

In the marine market for satellite TV equipment, we compete primarily with Intellian, Cobham SATCOM and Raymarine (Intellian made). In the marine market for voice, fax, data, and Internet communications equipment, we compete primarily with Intellian and Cobham SATCOM. In the marine market for high-speed voice, fax, data, and Internet services, we compete primarily with Inmarsat, Marlink and Network Innovations. We also face competition from providers of low-speed data services, which include Inmarsat, Globalstar LP, and Iridium Satellite LLC. In the market for land mobile satellite TV equipment, we compete primarily with King Controls and Winegard Company. In the markets for media content, the KVH Media Group competes primarily with Swank Motion Pictures and NewspaperDirect Inc. In the inertial navigation markets, we compete primarily with Honeywell International Inc., Northrop Grumman Corporation, Emcore and Safran. Many of our competitors are well-established companies that have substantially greater financial, managerial, technical, marketing, personnel and other resources than we do, which may help them to compete more effectively against us.

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

We obtain many key components for our products from third-party suppliers, and in some cases we use a single or a limited number of suppliers. Any interruption in supply could impair our ability to deliver our products until we identify and qualify a new source of supply, which could take several weeks, months or longer and could increase our costs significantly. For example, the global chip shortage and supply chain constraints resulting from the COVID-19 pandemic have impacted our ability to deliver products in a timely manner and have increased our cost of sales due to rising prices for materials. In the fourth quarter of 2021, we estimate that raw material costs exceeded our expectations by approximately $0.4 million, and that orders for approximately $2.0 million could not be filled due to component shortages. We may not be able to pass along any or all of these cost increases to our customers, and customers may not wait for our products to become available. These disruptions in our supply chain could continue or worsen, which could continue to delay delivery of our products and services and adversely affect our revenue and results of operations in future periods. Suppliers might change or discontinue key components, which could require us to modify our product designs. Regulations requiring government contractors to implement processes to avoid counterfeit parts may require us to find new sources of materials or components if a supplier cannot meet those requirements. In general, we do not have written long-term supply agreements with our suppliers but instead buy components through purchase orders, which expose us to potential price increases and termination of supply without notice or recourse. We generally do not carry significant inventories of product components, which could magnify the impact of the loss of a supplier. If we must use a new source of supply, we could face unexpected manufacturing difficulties and loss of product performance or reliability. In addition, from time to time, lead times for certain components can increase significantly due to imbalances in overall market supply and demand. This, in turn, could limit our ability to satisfy demand for our products on a timely basis and could result in the cancellation of customer orders. Further, adverse economic conditions, including conditions caused by the current COVID-19 pandemic, could result in financial difficulties or bankruptcy for any of our suppliers, which could adversely affect our business and results of operations.

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

Changes in the competitive environment, customer demand, supply chain issues, and the transition to new products may require inventory write-downs.

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

Although no amounts were outstanding under the agreements governing our secured credit facility as of December 31, 2021, the agreements subject us to various financial and other affirmative and negative covenants with which we must comply on an ongoing or periodic basis. These include financial covenants pertaining to a maximum consolidated leverage ratio and a minimum trailing four-quarter consolidated adjusted EBITDA of $3.0 million and covenants requiring the mandatory prepayment of amounts outstanding under the revolver under specified circumstances. The agreements also subject us to various restrictions on our ability to engage in certain activities, such as raising capital or acquiring businesses. These restrictions may limit or restrict our cash flow and our ability to pursue business opportunities or strategies that we would otherwise consider to be in our best interests.

Risks related to government regulation

Our international operations complicate our business and require us to comply with multiple regulatory environments.

Historically, sales to customers outside the United States have accounted for a significant portion of our net sales. We derived 60% and 64% of our revenues in 2021 and 2020, respectively, from sales to these foreign customers. We have foreign offices in Denmark, the United Kingdom, Singapore, Japan, Norway, Cyprus and the Philippines, as well as a subsidiary in Brazil that manages local sales. Nonetheless, substantially all of our personnel and operations for both our mobile connectivity equipment business and our inertial navigation business are located in the United States. Our limited international operations may impair our ability to compete successfully in international markets and to meet the service and support needs of our customers in countries where we have little to no infrastructure. We face a number of risks associated with our international business activities, which may increase our costs and require significant management attention. These risks include restrictions on international travel, which may restrict our ability to grow and service our business; tariffs; sanctions or other trade restrictions that preclude or restrict doing business with particular foreign governments, companies or individuals; technical challenges we may face in adapting our mobile connectivity products to function with different satellite services and technology in use in various regions around the world; satisfaction of international regulatory requirements and delays and costs associated with procurement of any necessary licenses or permits; the potential unavailability of content licenses covering international waters and foreign locations; restrictions on the sale of certain inertial navigation products to foreign military and government customers; increased costs of providing customer support in multiple languages; increased costs of managing operations that are international in scope; potentially adverse tax consequences, including restrictions on the repatriation of earnings; protectionist laws and business practices that favor local competitors, which could slow our growth in international markets; potentially longer sales cycles; potentially longer accounts receivable payment cycles and difficulties in collecting accounts receivable; and economic and political instability in some international markets.

We could incur additional legal compliance costs associated with our international operations and could become subject to legal penalties if we do not comply with certain regulations.

As a result of our international operations, we are subject to a number of legal requirements, including the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and the customs, export, trade sanctions and anti-boycott laws of the United States, including those administered by the U.S. Customs and Border Protection, the Bureau of Industry and Security, the Department of Commerce, the Department of State, and the Office of Foreign Assets Control of the Treasury Department, as well as those of other nations in which we do business. In addition, many of the countries where our customers use our products and services have licensing and regulatory requirements for the importation and use of satellite communications and reception equipment, including the use of such equipment in territorial waters, the transmission of satellite signals on certain radio frequencies, the transmission of voice over Internet services using such equipment, and, in some cases, the reception of certain video programming services. These laws and regulations are continually changing, making compliance complex. We incur significant costs identifying and maintaining compliance with applicable licensing and regulatory requirements. In addition, our training and compliance programs and our other internal control policies may be insufficient to protect us from acts committed by our employees, agents or third-party contractors. Any violation of these requirements by us or our employees, agents or third-party contractors may subject us to significant criminal and civil liability.

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

Our company and our customers can use our services to collect, use and store personal, confidential and sensitive information regarding the content and manner of usage of our services by them, their employees and maritime crews. Federal, state and foreign governments have adopted and are proposing new and more stringent laws and regulations regarding the collection, use, storage and transfer of information, such as the European Union’s General Data Protection Regulation (“GDPR”). The costs of compliance with, and other burdens imposed by, such laws and regulations may limit the use and adoption of our services and reduce overall demand. Non-compliance with these laws and regulations could lead to significant remediation expenses, fines, penalties or other liabilities, such as orders or consent decrees that require modifications to our privacy practices, as well as reputational damage or third-party lawsuits seeking damages or other relief. For example, the GDPR imposes a strict data protection compliance regime with penalties of up to the greater of 2%-4% of worldwide revenue or €10-20 million.

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

We are subject to income and other taxes in the U.S. and the foreign jurisdictions in which we operate. The determination of our worldwide provision for income taxes and current and deferred tax assets and liabilities requires significant judgment and estimation. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. Although we believe our tax estimates are reasonable, the ultimate tax outcome may differ materially from our estimates and may materially affect our income tax benefit or expense, net loss or income, and cash flows in the period in which such determination is made. As of December 31, 2021, we had gross uncertain tax positions of $1.9 million, consisting of a $1.3 million reduction to deferred tax assets and a $0.6 million liability for uncertain tax positions.

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

Our stock price has historically been volatile. During the period from January 1, 2018 to December 31, 2021, the trading price of our common stock ranged from $6.36 to $15.29. Many factors may cause the market price of our common stock to fluctuate, including variations in our quarterly results of operations; the introduction of new products and services by us or our competitors; changing needs of military customers; changes in estimates of our performance or recommendations by securities analysts; the hiring or departure of key personnel; acquisitions or strategic alliances involving us or our competitors; market conditions in our industries; and the global macroeconomic and geopolitical environment. Broad market fluctuations may adversely affect the market price of our common stock. When the market price of a company’s stock drops significantly, stockholders often institute securities litigation against that company. Any such litigation could cause us to incur significant expenses defending against the claim, divert the time and attention of our management and result in significant damages.

ITEM 1B.	Unresolved Staff Comments
None.

ITEM 2.	Properties
The following table provides information about our principal facilities as of December 31, 2021.

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

Stockholders. As of March 1, 2022, we had 65 holders of record of our common stock. This number does not include stockholders for whom shares were held by a nominee or in “street” name.

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

Management Transition and Restructuring

On March 7, 2022, we announced that our President and Chief Executive Officer, Martin Kits van Heyningen, was retiring from his executive and Board roles after more than 40 years of service. The Board of Directors has engaged an executive search firm to identify a new Chief Executive Officer. Brent C. Bruun, our Chief Operating Officer, has been appointed as our interim President and Chief Executive Officer. We expect to incur one-time and ongoing costs associated with the management transition, including the cost of the executive search firm, professional fees, salary continuation for Mr. Kits van Heyningen of up to approximately $0.5 million for advisory services and a one-time separation payment to Mr. Kits van Heyningen of $0.2 million (inclusive of amounts he may have otherwise earned under our 2021 executive bonus plan), as well as expenses associated with continued vesting of his equity awards.

In March 2022, we also restructured our operations to reduce costs and better reflect a more focused strategy. We reduced our workforce by approximately 10% and expect to reduce expenses from these actions. There will be one-time costs to be incurred in the first quarter of fiscal year 2022, with the benefit to earnings expected to begin in the second quarter of fiscal year 2022.

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

Impairment Charge – KVH Media Group

The COVID-19 pandemic impacted various aspects of our operations in 2020, and we monitored the impact of this global crisis carefully. We particularly monitored the operations of KVH Media Group, which depends heavily on travel and travel-related industries. The revenues and cash flows of KVH Media Group were significantly impacted by the global reduction in travel commencing with the start of the pandemic, as the global travel and related industries dropped to historically depressed levels. In response to the impact of the pandemic, particularly with respect to our KVH Media Group business, during our 2020 annual budgeting and long-term planning process, we conducted detailed discussions with many of our largest customers in the KVH Media Group to validate our assumptions, which indicated further expected delays in recovery, and certain areas of the KVH Media Group business that might not recover completely or at all. Accordingly, we updated our long-term revenue and cash flow forecast to reflect these most recent observations. Based on our other long-lived asset impairment analysis and annual goodwill impairment test, we recognized an intangible asset impairment charge of $1.8 million and a goodwill impairment charge of $8.7 million for the year ended December 31, 2020 related to KVH Media Group. Our annual impairment analysis in the fourth quarter of 2021 did not identify any further impairment. Please see Note 1(k) to our accompanying audited consolidated financial statements for additional information.

Inertial Navigation Segment

Our inertial navigation segment offers precision fiber optic gyro (FOG)-based systems that enable platform and optical stabilization, navigation, pointing, and guidance. Our inertial navigation products also include tactical navigation systems that provide uninterrupted access to navigation and pointing information in a variety of military vehicles, including tactical trucks and light armored vehicles. Our inertial navigation products are sold directly to U.S. and foreign governments and government contractors, as well as through an international network of authorized independent sales representatives. In addition, our inertial navigation products are used in numerous commercial products, such as navigation and positioning systems for various applications including autonomous platforms, precision mapping, dynamic surveying, train location control and track geometry measurement systems, industrial robotics and optical stabilization. Our inertial navigation service sales include engineering services provided under development contracts, product repairs and extended warranty sales.

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

Summary of Net Sales

The following table provides, for the periods indicated, our sales by segment for our continuing operations:

	Year Ended December 31,
	2021	2020
	(in thousands)
Mobile connectivity	$133,911	$119,453
Inertial navigation	37,856	39,280
Net sales	$171,767	$158,733

Product sales within the mobile connectivity segment accounted for 17% and 18% of our consolidated net sales for 2021 and 2020, respectively. Sales of mini-VSAT Broadband airtime service accounted for 54% and 51% of our consolidated net sales for 2021 and 2020, respectively.

Within our inertial navigation segment, net sales of FOG-based guidance and navigation systems accounted for 16% of our consolidated net sales for both 2021 and 2020.

No other single product class accounted for 10% or more of consolidated net sales. No individual customer accounted for 10% or more of our consolidated net sales for 2021 or 2020.

We operate in a number of major geographic areas across the globe. We generate our international net sales, based upon customer location, primarily from customers located in Singapore, Canada, Europe, countries in Africa, other Asia/Pacific countries, the Middle East, and India. Our international net sales totaled 60% and 64% of our consolidated net sales for 2021 and 2020, respectively. Sales to Singapore customers represented 11% of our consolidated net sales for 2021. No other individual foreign country represented 10% or more of our consolidated net sales for 2021. No individual foreign country represented 10% or more of our consolidated net sales for 2020. See Note 12 to our accompanying audited consolidated financial statements for more information on our segments.

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

	Year Ended December 31,
	2021	2020
	(in thousands)
Research and development expense presented in the statement of operations	$17,766	$15,799
Costs of customer-funded research and development included in costs of service sales	803	2,935
Total consolidated statements of operations expenditures on research and development activities	$18,569	$18,734

Results of Operations
The following table provides, for the periods indicated, certain financial data expressed as a percentage of net sales:

	Year Ended December 31,
	2021	2020
Sales:
Product	38.9%	40.7%
Service	61.1	59.3
Net sales	100.0	100.0
Costs and expenses:
Costs of product sales	27.3	26.2
Costs of service sales	37.9	37.5
Research and development	10.3	10.0
Sales, marketing and support	18.2	18.8
General and administrative	16.8	15.4
Goodwill impairment charge	—	5.5
Intangible asset impairment charge	—	1.1
Total costs and expenses	110.5	114.5
Loss from operations	(10.5)	(14.5)
Interest income	0.5	0.6
Interest expense	—	—
Other income, net	4.2	0.1
Loss before income taxes (benefit) expense	(5.8)	(13.8)
Income tax (benefit) expense	(0.1)	0.1
Net loss	(5.7)%	(13.9)%

Years ended December 31, 2021 and 2020

Net Sales

As discussed further under the heading "Segment Discussion" below, product sales increased $2.3 million, or 3%, to $66.9 million in 2021 from $64.6 million in 2020, due to an increase in mobile connectivity product sales of $2.1 million and an increase in inertial navigation product sales of $0.1 million. Service sales for 2021 increased $10.8 million, or 11%, to $104.9 million from $94.1 million in 2020 primarily due to an increase in mobile connectivity service sales of $12.3 million, partially offset by a decrease in inertial navigation service sales of $1.5 million.

Costs of Sales

Costs of sales consists of costs of product sales and costs of service sales. Costs of sales increased in 2021 to $112.0 million from $101.1 million in 2020. The increase in costs of sales was driven by a $5.6 million increase in costs of service sales and a $5.2 million increase in costs of product sales. As a percentage of net sales, costs of sales was 65% and 64% for 2021 and 2020, respectively.

Our costs of product sales consist primarily of materials, manufacturing overhead, and direct labor used to produce our products. For 2021, costs of product sales increased by $5.2 million, or 13%, to $46.8 million from $41.6 million in 2020. As a percentage of product sales, costs of product sales were 70% and 64% for 2021 and 2020, respectively. Mobile connectivity costs of product sales increased by $2.4 million, or 11%, due to a $2.3 million increase in our marine mobile connectivity cost of product sales and a $0.2 million increase in our land mobile connectivity costs of product sales. Mobile connectivity costs of product sales as a percentage of mobile connectivity product sales were 80% and 77% for 2021 and 2020, respectively. Inertial navigation costs of product sales increased by $2.8 million, or 14%, primarily due to a $1.9 million increase in FOG and OEM costs of product sales and a $1.6 million increase in expensed material and other manufacturing period costs, offset slightly by a $0.7 million decrease in our TACNAV costs of product sales. Inertial navigation costs of product sales as a percentage of inertial navigation product sales was 62% and 55% for 2021 and 2020, respectively, which increased primarily due to product mix with a decrease in high margin TACNAV product sales.

Our costs of service sales consist primarily of satellite service capacity, depreciation, service network overhead expense associated with our mini-VSAT Broadband network infrastructure, direct network service labor, Inmarsat service costs, product installation costs, engineering and related direct costs associated with customer-funded research and development, media materials and distribution costs, and service repair materials. For 2021, costs of service sales increased by $5.6 million, or 9%, to $65.2 million from $59.5 million in 2020. As a percentage of service sales, costs of service sales were 62% and 63% for 2021 and 2020, respectively. Mobile connectivity costs of service sales increased by $7.8 million, or 14%, primarily due to a $8.0 million increase in mini-VSAT airtime costs of service sales. Mobile connectivity costs of service sales as a percentage of mobile connectivity service sales were 62% for both 2021 and 2020. Inertial navigation costs of service sales decreased by $2.1 million, or 67%, primarily due to a decrease in contract engineering services sales. Inertial navigation costs of service sales as a percentage of inertial navigation service sales was 103% and 124% for 2021 and 2020, respectively. The decrease in costs of inertial navigation service sales was primarily due to a decrease in costs relating to an engineering and services development contract from a major U.S. defense contractor.

Operating Expenses

Research and development expense consists of direct labor, materials, external consultants, and related overhead costs that support our internally funded product development and product sustaining engineering activities. Research and development expense for 2021 increased by $2.0 million, or 12%, to $17.8 million from $15.8 million in 2020. The primary reason for the increase in research and development expense was a $2.1 million decrease in funded engineering expenses (and a corresponding reallocation of the expense of the underlying engineering work from costs of service sales (where funded engineering expenses are reflected) to research and development expense (where unfunded engineering expenses are reflected)) and a $0.2 million increase in consulting fees. As a percentage of net sales, research and development expense was 10% in both 2021 and 2020.

We expect that in 2022 our research and development expense will decrease year-over-year due to the restructuring announced in March 2022 as we scale back our long-term research initiatives and focus on development initiatives related to our core products.

Sales, marketing, and support expense consists primarily of salaries and related expenses for sales and marketing personnel, commissions for both in-house and third-party representatives, costs related to the co-development of certain content, other sales and marketing support costs such as advertising, literature and promotional materials, product service personnel and support costs, warranty-related costs and bad debt expense. Sales, marketing and support expense also includes the operating expenses of our sales office subsidiaries in Denmark, Singapore, Brazil, and Japan. Sales, marketing, and support expense increased by $1.4 million, or 5%, to $31.2 million in 2021 from $29.8 million in 2020. The increase in sales, marketing and support expense resulted primarily from a $1.6 million increase in salaries and associated compensation, a $0.3 million increase in external commission expenses, a $0.2 million increase in bad debt expenses and a $0.2 million increase in professional fees, partially offset by a $0.8 million decrease in warranty expenses and a $0.2 million decrease in travel expenses. As a percentage of net sales, sales, marketing and support expense was 18% and 19% in 2021 and 2020, respectively.

We expect that in 2022 our sales, marketing, and support expense will decrease year-over-year due to the March 2022 restructuring.

General and administrative expense consists of costs attributable to management, finance and accounting, information technology, human resources, certain outside professional services, and other administrative costs. General and administrative expense for 2021 increased by $4.3 million, or 18%, to $28.8 million from $24.4 million for 2020. The increase in general and administrative expense resulted primarily from a $3.5 million increase in professional fees, primarily arising from a stockholder’s nomination of a competing slate of directors at our annual meeting of stockholders, and a $1.0 million increase in salaries and associated compensation. As a percentage of net sales, general and administrative expense was 17% and 15% for 2021 and 2020, respectively.

We expect that in 2022 our general and administrative expense will decrease year-over-year due to the March 2022 restructuring.

Interest and Other Income, Net

Interest income represents interest earned on our cash and cash equivalents, as well as from investments and our sale-type lease receivables. Interest income decreased by $0.1 million to $0.9 million from $1.0 million for 2020, primarily due to lower interest related to our marketable securities. Interest expense for 2021 increased to $0.1 million from less than $0.1 million for 2020. Other income, net for 2021 increased to $7.2 million from other income, net of $0.2 million for 2020 primarily due to the forgiveness of the PPP Loan.

Income Tax (Benefit) Expense

Income tax benefit for 2021 was $0.1 million and related to losses generated in foreign jurisdictions. There was no associated tax benefit related to losses incurred in the U.S. due to a full valuation allowance on our related deferred tax assets. Income tax expense for 2020 was $0.2 million due to taxes related to income earned in foreign jurisdictions and no associated tax benefit related to losses incurred in the U.S. due to a full valuation allowance on our related deferred tax assets.

The effective tax rate for 2021 was 1.1%. The primary driver of the difference between our effective tax rate as compared to the United States federal statutory rate was the change in the valuation reserve against the U.S. deferred tax assets, research tax credits, state taxes and the non-taxability of the forgiveness of the PPP Loan. The effective income tax rate of (0.8)% for 2020 differs from the U.S. federal statutory rate due to the impact of recording the valuation reserve against the U.S. deferred tax assets, which was partially offset by income taxed at lower foreign tax rates.

Segment Discussion - Years ended December 31, 2021 and 2020

Our net sales by segment for 2021 and 2020 were as follows:

			Change
	For the year ended December 31,		2021 vs. 2020
	2021	2020	$	%
	(dollars in thousands)
Mobile connectivity sales
Product	$30,012	$27,863	$2,149	8%
Service	103,899	91,590	12,309	13%
Net sales	$133,911	$119,453	$14,458	12%

Inertial navigation sales
Product	$36,858	$36,756	$102	—%
Service	998	2,524	(1,526)	(60)%
Net sales	$37,856	$39,280	$(1,424)	(4)%

Operating income (loss) by segment for 2021 and 2020 were as follows:

			Change
	For the year ended December 31,		2021 vs. 2020
	2021	2020	$	%
	(dollars in thousands)
Mobile connectivity (1)	$2,749	$(10,071)	$12,820	127%
Inertial navigation	1,649	4,799	(3,150)	(66)%
	$4,398	$(5,272)	$9,670	183%
Unallocated	(22,344)	(17,665)	(4,679)	(26)%
Loss from operations	$(17,946)	$(22,937)	$4,991	22%

(1) Mobile connectivity loss from operations for 2020 includes a $10.5 million goodwill and intangible asset impairment charge. See Note 1(k) and Note 9 to our accompanying audited consolidated financial statements for more information.

Mobile Connectivity Segment

Net sales in the mobile connectivity segment increased by $14.5 million, or 12%, in 2021 as compared to 2020. Mobile connectivity product sales increased by $2.1 million, or 8%, to $30.0 million in 2021 from $27.9 million in 2020. The increase was primarily the result of a $1.1 million increase in TracVision product sales and $0.9 million increase in mini-VSAT product sales. The increases in TracVision and mini-VSAT product sales was primarily due to an increase in unit sales volume.

Mobile connectivity service sales increased by $12.3 million, or 13%, to $103.9 million in 2021 from $91.6 million in 2020. The increase was primarily due to a $11.5 million increase in mini-VSAT service sales, driven by a 12% increase in subscribers, primarily as a result of AgilePlans. In addition, there was an increase of $0.3 million in our content service sales and a $0.3 million increase in service activation sales. The 12% increase in subscribers is measured as of noon on December 31, prior to the shutdown of the legacy Arclight network.

Consistent with our previously disclosed plans, we shut down our legacy Arclight network at midnight on December 31, 2021. Virtually all costs associated with that network have ceased, and while we will have additional costs on our HTS network to service the customers who have migrated from the legacy network, we expect to see a margin improvement in our mini-VSAT services. We are continuing with the migration/transition of legacy network customers who did not migrate by December 31, 2021. As of December 31, 2021, the monthly recurring revenue associated with those customers was approximately $0.3 million. During January and February of 2022, we re-signed a total of $0.1 million of recurring monthly revenue from former legacy customers. We expect to continue re-signing former legacy network customers throughout 2022, particularly in the spring as seasonal leisure customers commission their vessels for the summer. However, we do not expect that we will succeed in re-signing all of them. For the full year, we expect airtime revenue growth but at a lower rate than we saw in 2021.

Operating income (loss) for the mobile connectivity segment increased $12.8 million in 2021 to an operating gain of $2.7 million as compared to an operating loss of $10.1 million for 2020. This increase in operating income was primarily due to the impairment of goodwill and other intangible assets of $10.5 million in 2020 in KVH Media Group (which was not repeated in 2021), combined with an increase in sales less associated costs of $4.3 million. This was partially offset by an increase in mobile connectivity operating expenses, excluding impairment, of $1.9 million in 2021. The increase in operating expenses was primarily due to a $1.8 million increase in salaries and associated compensation, primarily due to reinstating salaries and associated compensation that were temporarily reduced in connection with our response to COVID-19. In addition, there was a $0.8 million increase in research and development expense, which was offset by a $0.8 million decrease in warranty expenses.

Inertial Navigation Segment

Net sales in the inertial navigation segment decreased $1.4 million, or 4%, in 2021 as compared to 2020. Inertial navigation product sales increased $0.1 million, or less than 1%, to $36.9 million in 2021 from $36.8 million in 2020. The primary driver of the increase was an increase of $3.0 million, or 12%, of sales of our FOG products, offset by a $2.9 million, or 27%, decrease in TACNAV product sales (for more information, see “Risk Factors — Risks related to government sales — Sales of our FOG systems and TACNAV products generally consist of a few large orders, and the delay or cancellation of a single order will substantially reduce our net sales. Only a few customers account for a substantial portion of our inertial navigation revenues, and the loss of any of these customers could substantially reduce our net sales.”). Inertial navigation service sales decreased $1.5 million, or 60%, to $1.0 million in 2021 from $2.5 million in 2020. The primary reason for the decrease was a $1.7 million, or 82%, decrease in contracted engineering service revenues due to a decrease in services for a project for a major U.S. defense customer.

Operating income for the inertial navigation segment decreased $3.2 million in 2021 to an operating gain of $1.6 million as compared to an operating gain of $4.8 million for 2020. This decrease was primarily due to the decrease in sales less associated costs of $2.1 million, a $0.9 million decrease in funded engineering expenses and a $0.3 million increase in external commissions. This was partially offset by a $0.3 million decrease in salaries and associated compensation.

Unallocated

Certain corporate-level costs have not been allocated because they are not directly attributable to either segment. These costs primarily consist of broad corporate functions, including executive, legal, finance, information technology, and costs associated with corporate actions.

Unallocated operating loss increased $4.7 million, or 26%, in 2021 compared to 2020. The increase in unallocated operating loss was primarily the result of a $3.5 million increase in professional fees, primarily arising from a stockholder’s nomination of a competing slate of directors at our annual meeting of stockholders, and a $1.2 million increase in salaries and associated compensation, primarily due to reinstating salaries and associated compensation that were temporarily reduced in connection with our response to COVID-19. In addition, there was a $0.3 million increase in computer expenses.

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosure at the date of our financial statements. Our significant accounting policies are summarized in Note 1 to our accompanying audited consolidated financial statements. Critical accounting estimates are those estimates made that involve a significant level of estimation uncertainty and have had or are reasonably likely to have an impact on our statement of operations. We believe that our accounting policies for goodwill, intangible assets, and other long-lived assets are the only estimates critical to an understanding and evaluation of our financial results for 2021, as discussed below.

Goodwill, Intangible Assets, and other Long-Lived Assets

We follow Accounting Standards Codification (ASC) Update No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test of Goodwill Impairment. ASC 350 requires the completion of a goodwill impairment test at least annually based on either an optional qualitative assessment or a quantitative analysis comparing the estimated fair value of a reporting unit to its carrying value as of the test date. Any impairment charges would be based on the quantitative analysis. As a result of the 2020 annual impairment test, we recorded goodwill impairment charges of $8.7 million and intangible asset impairment charges of $1.8 million related to its KVH Media Group reporting unit. Prior to 2020, we had not recorded or incurred goodwill impairment charges.

For the October 1, 2020 test, due to the uncertainty that the global pandemic presented during 2020, we determined that we should perform a quantitative analysis of goodwill impairment. We performed this full quantitative analysis in the fourth quarter of 2020 in conjunction with our annual budgeting and long-term planning cycle. The revenues and cash flows of KVH Media Group have been significantly impacted by the global reduction in travel since the start of the pandemic. With the assistance of our valuation specialists, we utilized an income approach and market approach to estimate the fair value of our reporting units, based on assumptions that we believed to be reasonable. As an additional corroborative test of the reasonableness of those assumptions, we completed a reconciliation of our market capitalization and overall enterprise value to the fair value of all of our reporting units as of October 1, 2020. We estimated that, as of October 1, 2020, the fair value of our mobile broadband reporting unit exceeded its carrying value by 18%; however, the carrying value of our KVH Media Group reporting unit exceeded its fair value by $10.2 million, which signified that an impairment had occurred and identified a triggering event to review our other long-lived assets for impairment. In accordance with ASC 360-10, Property, Plant and Equipment – Impairment or Disposal of Long-Lived Assets (ASC 360), with regard to our long-lived assets, we performed an undiscounted cash flow analysis and concluded that the carrying value of the asset group was not recoverable. Accordingly, we then performed an analysis to estimate the fair value of the other long-lived assets and recognized impairment charge of $1.8 million against the distribution rights intangible asset, the amount by which the carrying value of the asset group’s other long-lived assets exceeded their estimated fair value, and a reduction in the associated deferred tax liability of $0.3 million. As a result, we recognized an impairment charge to KVH Media Group’s goodwill in the amount of $8.7 million, the remaining amount by which the carrying value exceeded its fair value.

For the October 1, 2021 test, we performed a qualitative assessment of goodwill impairment (Step 0) and concluded that for our mobile broadband reporting unit, it was more likely than not that, for this reporting unit, the fair value exceeded the carrying value. For the KVH Media Group reporting unit, we determined that it was necessary to perform the Step 1 quantitative analysis due to the ongoing global pandemic and its impacts. We utilized an income approach to estimate the fair value of the reporting unit. We believe that the assumptions used to estimate the fair value of our KVH Media Group reporting unit were reasonable. We estimated that, as of October 1, 2021, the fair value of KVH Media Group exceeded its carrying value by more than 20%. A negative trend of operating results or material changes to forecasted operating results could result in the requirement for additional interim goodwill impairment tests and the potential of future goodwill impairment charges, which could be material.

Intangible assets with estimated lives and other long-lived assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of intangible assets with estimated lives and other long-lived assets is measured by a comparison of the carrying amount of an asset or asset group to future net undiscounted cash flows expected to be generated by the asset or asset group. If these comparisons indicate that an asset is not recoverable, we will recognize an impairment loss for the amount by which the carrying value of the asset or asset group exceeds the related estimated fair value. Estimated fair value is based on either discounted future operating cash flows or appraised values, depending on the nature of the asset. During 2021, there were no events or changes in circumstances that indicated any of the carrying amounts of our intangible assets or other long-lived assets may not be recoverable. See Note 9 to our accompanying audited consolidated financial statements for further discussion of goodwill and intangible assets.

Liquidity and Capital Resources

Our primary liquidity needs have been to fund general business requirements, including working capital requirements and capital expenditures. In recent years, we have funded our operations primarily from the sale of a business in 2019 as well as bank financings and proceeds received from exercises of stock options and the issuance of stock.

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

We believe that our cash and cash equivalents as of December 31, 2021, our estimated cash flows from operations, and borrowings available under our credit agreement will be sufficient to fund our operations and anticipated capital expenditures through at least the next twelve months based on our current operating plans. However, as the need or opportunity arises, we may seek to raise additional capital through public or private sales of securities or through additional debt financing. There are no assurances that we will be able to obtain any additional funding or that such funding will be available on terms acceptable to us, or at all.

We believe that our primary long-term capital requirements relate to AgilePlans revenue-generating assets, as well as servicing and repaying our satellite service capacity and equipment lease obligations. At December 31, 2021, we had outstanding non-cancellable satellite service capacity and other lease obligations with future minimum payments of $63.0 million.

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

As of December 31, 2021, we had $24.5 million in cash, cash equivalents, and marketable securities, of which $2.7 million in cash equivalents was held in local currencies by our foreign subsidiaries. Our foreign subsidiaries held no marketable securities as of December 31, 2021. As of December 31, 2021, we had $53.9 million in working capital.

Operating Activities

Operating activities provided $2.9 million of net cash in 2021 and used $3.1 million of net cash in 2020, an increase in net cash provided by operating activities of $6.0 million. The $6.0 million increase in net cash provided by operating activities is primarily due to a $12.2 million decrease in net loss, a $4.4 million decrease in cash outflows related to accounts payable and accrued expenses, a $1.2 million decrease in cash outflows related to inventories, a $1.0 million decrease in cash outflows related to other non-current assets and non-current contract assets, a $0.6 million increase in cash inflows relating to accounts receivable, and a $0.5 million decrease in cash outflows relating to prepaid expenses, other current assets, and current contract assets. Partially offsetting these items were a $14.1 million decrease in non-cash items, which was primarily driven by the 2020 impairment charges to goodwill and intangible assets and the 2021 PPP loan forgiveness.

Investing Activities

Net cash used in investing activities for 2021 was $6.7 million as compared to net cash used in investing activities of $9.3 million for 2020. The $2.6 million decrease in net cash used in investing activities was primarily the result of a $7.2 million increase in net cash inflows relating to the purchase and sale of marketable securities. Partially offsetting these items was a $4.7 million increase in capital expenditures.

Financing Activities

Net cash provided by financing activities for 2021 was $2.6 million as compared to net cash provided by financing activities in 2020 of $7.1 million. The $4.5 million decrease in net cash provided by financing activities is primarily attributable to the $6.9 million decrease in cash inflows from long-term borrowings. This decrease in cash inflows was partially offset by a $1.7 million increase in cash inflows relating to proceeds from stock options exercises and the employee stock purchase plan, a $0.4 million decrease in cash outflows relating to the repurchase of common stock and a $0.3 million decrease in cash outflows for capital lease payments.

Borrowing Arrangements

Paycheck Protection Program Loan

In May 2020, we received a $6.9 million loan from the Lender under the PPP, which was established under the CARES Act and is administered by the SBA. The term of the PPP Loan was two years from the funding date, and the interest rate was 1.00%. Interest on the loan accrued from the funding date, but was deferred. In August 2021, we applied for forgiveness of the full amount of the PPP Loan. On September 24, 2021, we received notification from the Lender that, on September 19, 2021, the SBA had determined that the PPP Loan forgiveness application was approved, and the PPP Loan, including all accrued interest thereon, was paid in full by the SBA. The forgiveness of the PPP Loan is recognized in Other income, net in the accompanying consolidated statements of operations for the year ended December 31, 2021.

Line of Credit

Effective October 30, 2018, we entered into an amended and restated three-year senior secured credit facility agreement (the 2018 Credit Agreement) with Bank of America, N.A., as Administrative Agent, and the lenders named from time to time as parties thereto (the 2018 Lenders), which included a reducing revolving credit facility (the 2018 Revolver) of up to $20.0 million initially and reducing to $15.0 million on December 31, 2019, to be used for general corporate purposes. Our obligations under the 2018 Credit Agreement are secured by substantially all of our assets and the pledge of equity interests in certain of our subsidiaries. As of December 31, 2021, no amounts were outstanding under the 2018 Revolver.

Borrowings under the 2018 Revolver are subject to the satisfaction of various conditions precedent at the time of each borrowing, including the continued accuracy of our representations and warranties and the absence of any default under the 2018 Credit Agreement. As of December 31, 2021, we were only able to draw on $10.9 million of the $15.0 million facility due to covenant restrictions.

The 2018 Credit Agreement contained two financial covenants, a maximum Consolidated Leverage Ratio and a minimum Consolidated Fixed Charge Coverage Ratio, each as defined in the 2018 Credit Agreement. The Consolidated Leverage Ratio could not exceed 2.50:1.00 through December 31, 2020 and may not exceed 2.00:1.00 after December 31, 2020. The Consolidated Fixed Charge Coverage Ratio may not be less than 1.25:1.00.

On July 30, 2020, we amended the 2018 Credit Agreement to reflect the incurrence of the PPP loan. Under the amended facility, the principal and interest on the PPP loan were not included in the maximum Consolidated Leverage Ratio or the minimum Consolidated Fixed Charge Coverage Ratio calculations except as to any portion of the PPP Loan that is not ultimately forgiven. In September 2021, the PPP Loan was forgiven in full.

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

Other Matters

We intend to continue to invest in the mini-VSAT Broadband network on a global basis. As part of the future potential capacity expansion, we plan to acquire additional satellite capacity from satellite operators, expend funds to seek regulatory approvals and permits, develop product enhancements in anticipation of the expansion, and hire additional personnel. From time to time we have entered into multi-year agreements to lease satellite capacity, and we have also purchased numerous satellite hubs to support the added capacity. These transactions can involve millions of dollars.

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

In January 2020, we had repurchased 35,256 shares of common stock in open market transaction at a cost of approximately $0.4 million. The total amount we repurchased under the October 4, 2019 repurchase program was 150,272 shares of common stock at an approximate cost of $1.7 million. There were no repurchase programs outstanding during 2021.

Off-Balance Sheet Arrangements

As of December 31, 2021, except for certain satellite service capacity obligations that are not considered operating or financing leases under ASC 842, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources. Please see Note 6 to our accompanying audited consolidated financial statements for additional information on our satellite service capacity obligations.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021, the end of the period covered by this annual report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2021.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2021 and concluded that it was effective.

Our independent registered public accounting firm, Grant Thornton LLP, has issued a report regarding the effectiveness of our internal control over financial reporting as of December 31, 2021, and that report is included in Item 9A in this annual report.

Evaluation of Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated changes in our internal control over financial reporting that occurred during the fourth quarter of 2021. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer did not identify any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
KVH Industries, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of KVH Industries, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2021, and our report dated March 11, 2022 expressed an unqualified opinion on those financial statements.

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

/s/ GRANT THORNTON LLP

Boston, Massachusetts
March 11, 2022

ITEM 9B.	Other Information

None.

ITEM 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

We have omitted the information required in Part III of this annual report because we intend to include that information in our definitive proxy statement for our 2022 annual meeting of stockholders, which we expect to file before 120 days after the end of fiscal 2021. We incorporate the information required in Part III of this annual report by reference to our 2022 proxy statement.

ITEM 10.	Directors, Executive Officers and Corporate Governance

Except as set forth below, the information required by this item is incorporated by reference to our 2022 proxy statement.

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

ITEM 11.	Executive Compensation

The information required by this item is incorporated by reference to our 2022 proxy statement.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to our 2022 proxy statement.

ITEM 13.	Certain Relationships and Related Transactions and Director Independence

The information required by this item is incorporated by reference to our 2022 proxy statement.

ITEM 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference to our 2022 proxy statement.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

Exhibit No.	Description	Filed with this Form 10-K	Incorporated by Reference
			Form	Filing Date	Exhibit No.
3.1	Amended and Restated Certificate of Incorporation, as amended		10-Q	August 6, 2010	3.1
3.2	Amended and Restated Bylaws		10-Q	November 1, 2017	3.2
4.1	Specimen certificate for the common stock		10-K	March 2, 2018	4.1
4.2	Description of Capital Stock		8-K	August 4, 2020	4.1
*10.1	Amended and Restated 1996 Employee Stock Purchase Plan		DEF 14A	April 25, 2016	App. B
*10.2	Amended and Restated 2016 Equity and Incentive Plan		DEF 14A	April 29, 2020	App. A
*10.3	Form of Incentive Stock Option Agreement granted under the 2016 Equity and Incentive Plan		10-K	March 9, 2017	10.5
*10.4	Form of Non-Statutory Stock Option Agreement granted under the 2016 Equity and Incentive Plan		10-K	March 9, 2017	10.6
*10.5	Form of Restricted Stock Agreement granted under the 2016 Equity and Incentive Plan		10-K	March 9, 2017	10.7
*10.6	Policy Regarding Automatic Grants to Non-Employee Directors		10-Q	May 6, 2009	10.23

Exhibit No.	Description	Filed with this Form 10-K	Incorporated by Reference
			Form	Filing Date	Exhibit No.
10.7	Amended and Restated Credit Agreement dated as of October 30, 2018 among KVH Industries, Inc., Bank of America, N.A., as Administrative Agent, Swingline Lender and L/C Issuer, and the Lenders party hereto		10-Q	October 31, 2018	10.1
10.8	Amended and Restated Security Agreement dated as of October 30, 2018 between KVH Industries, Inc. and Bank of America, N.A., as Administrative Agent		10-Q	October 31, 2018	10.2
10.9	Amended and Restated Pledge Agreement dated as of October 30, 2018 between KVH Industries, Inc. and Bank of America, N.A., as Administrative Agent with respect to KVH Industries A/S		10-Q	October 31, 2018	10.3
10.10	Amended and Restated Pledge Agreement dated as of October 30, 2018 between KVH Industries, Inc. and Bank of America, N.A., as Administrative Agent with respect to KVH Industries U.K. Limited		10-Q	October 31, 2018	10.4
10.11	Consent dated as of May 13, 2019 among KVH Industries, Inc., as Borrower, Bank of America, N.A., as Lender and Administrative Agent, and The Washington Trust Company, as Lender, under the Amended and Restated Credit Agreement dated as of October 30, 2018 among such parties		8-K	May 16, 2019	10.4
10.12	First Amendment to Amended and Restated Credit Agreement as of July 30, 2020 by and among KVH Industries, Inc., Bank of America, N.A., and The Washington Trust Company		10-Q	July 31, 2020	10.3
10.13	Second Amendment to Amended and Restated Credit Agreement dated as of October 29, 2021 by and among KVH Industries, Inc., and Bank of America, N.A.		10-Q	November 4, 2021	10.1
10.14	Cooperation Agreement, dated as of April 8, 2020, by and among KVH Industries, Inc., Vintage Capital Management, LLC, and Kahn Capital Management, LLC		8-K	April 9, 2020	10.1
10.15	Promissory Note dated as of May 1, 2020 and executed on May 3, 2020 by KVH Industries, Inc., in favor of Bank of America, N.A.		8-K	May 6, 2020	10.1
21.1	List of Subsidiaries	X
23.1	Consent of Grant Thornton LLP	X
31.1	Rule 13a-14(a)/15d-14(a) certification of principal executive officer	X
31.2	Rule 13a-14(a)/15d-14(a) certification of principal financial officer	X
32.1	Rule 1350 certification	X

101.1	Interactive Data File regarding (a) our Consolidated Balance Sheets as of December 31, 2021 and 2020, (b) our Consolidated Statements of Operations for the years ended December 31, 2021 and 2020, (c) our Consolidated Statements of Comprehensive Loss for the years ended December 31, 2021 and 2020, (d) our Consolidated Statements of Stockholders' Equity for the years ended December 31, 2021 and 2020, (e) our Consolidated Statements of Cash Flows for the years ended December 31, 2021 and 2020, and (e) the Notes to such Consolidated Financial Statements	X
104.1	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X

*    Management contract or compensatory plan.

ITEM 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KVH Industries, Inc.

Date: March 11, 2022	By:	/S/ BRENT C. BRUUN
Brent C. Bruun Interim President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Name	Title	Date

/S/ BRENT C. BRUUN	Interim President and Chief Executive Officer (Principal Executive Officer)	March 11, 2022
Brent C. Bruun

/S/ ROGER A. KUEBEL	Chief Financial Officer (Principal Financial Officer)	March 11, 2022
Roger A. Kuebel

/S/ JENNIFER L. BAKER	Vice President, Chief Accounting Officer (Principal Accounting Officer)	March 11, 2022
Jennifer L. Baker

/S/ CATHY-ANN MARTINE-DOLECKI	Chair of the Board of Directors	March 11, 2022
Cathy-Ann Martine-Dolecki

/S/ DANELLE M. BARRETT	Director	March 11, 2022
Danelle M. Barrett

/S/ JAMES S. DODEZ	Director	March 11, 2022
James S. Dodez

/S/ CIELO M. HERNANDEZ	Director	March 11, 2022
Cielo M. Hernandez

/S/ CHARLES R. TRIMBLE	Director	March 11, 2022
Charles R. Trimble

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
KVH Industries, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of KVH Industries, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 11, 2022 expressed an unqualified opinion.

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

Critical audit matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

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

The principal consideration for our determination that satellite connectivity service sales transactions are a critical audit matter is the complexity of the process used by management for recognizing revenue, given the diversity of data sources, and the number of systems involved, which includes third party systems. This requires a high degree of audit subjectivity and effort in designing and performing audit procedures to evaluate whether the satellite connectivity services revenue is recognized properly.

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

•We performed detailed transaction testing over the occurrence and accuracy of a sample of the revenue recognized by validating usage data from third party reports which is utilized in customer billing.

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

Boston, Massachusetts
March 11, 2022

KVH INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$11,376	$12,578
Marketable securities	13,147	25,141
Accounts receivable, net of allowance for doubtful accounts of $1,636 and $1,596 as of December 31, 2021 & December 31, 2020, respectively	33,648	33,687
Inventories, net	24,640	24,674
Prepaid expenses and other current assets	3,789	3,894
Current contract assets	1,230	1,086
Total current assets	87,830	101,060
Property and equipment, net	60,114	56,273
Intangible assets, net	1,287	2,254
Goodwill	6,570	6,592
Right of use assets	3,055	6,893
Other non-current assets	6,778	7,785
Non-current contract assets	3,104	2,661
Deferred income tax asset	56	73
Total assets	$168,794	$183,591
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,265	$11,400
Accrued compensation and employee-related expenses	7,053	7,156
Accrued other	7,892	6,597
Accrued product warranty costs	1,179	1,812
Current portion of long-term debt	—	4,992
Contract liabilities	3,989	4,445
Current operating lease liability	1,912	3,826
Liability for uncertain tax positions	592	560
Total current liabilities	33,882	40,788
Other long-term liabilities	30	674
Long-term operating lease liability	1,224	3,204
Long-term contract liabilities	4,466	4,688
Long-term debt, excluding current portion	—	1,935
Deferred income tax liability	215	418
Total liabilities	$39,817	$51,707
Commitments and contingencies (Notes 1, 5, 6, 15 and 16)
Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 1,000,000 shares; none issued	—	—
Common stock, $0.01 par value. Authorized 30,000,000 shares, 20,342,695 and 19,862,534 shares issued at December 31, 2021 and December 31, 2020, respectively; and 18,910,001 and 18,429,840 shares outstanding at December 31, 2021 and December 31, 2020, respectively	203	199
Additional paid-in capital	156,199	149,170
Accumulated deficit	(12,165)	(2,402)
Accumulated other comprehensive loss	(3,409)	(3,232)
	140,828	143,735
Less: treasury stock at cost, 1,432,694 shares as of December 31, 2021 and December 31, 2020	(11,851)	(11,851)
Total stockholders’ equity	128,977	131,884
Total liabilities and stockholders’ equity	$168,794	$183,591
See accompanying Notes to Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2021	2020
Sales:
Product	$66,870	$64,619
Service	104,897	94,114
Net sales	171,767	158,733
Costs and expenses:
Costs of product sales	46,810	41,608
Costs of service sales	65,162	59,517
Research and development	17,766	15,799
Sales, marketing and support	31,181	29,811
General and administrative	28,794	24,445
Goodwill impairment charge	—	8,732
Intangible asset impairment charge	—	1,758
Total costs and expenses	189,713	181,670
Loss from operations	(17,946)	(22,937)
Interest income	886	996
Interest expense	56	18
Other income, net	7,245	193
Loss before income tax (benefit) expense	(9,871)	(21,766)
Income tax (benefit) expense	(108)	174
Net loss	$(9,763)	$(21,940)

Net loss per common share
Basic and diluted	$(0.54)	$(1.24)

Weighted average number of shares outstanding:
Basic and diluted	18,217	17,669
See accompanying Notes to Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Year Ended December 31,
	2021	2020
Net loss	$(9,763)	$(21,940)
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(177)	(465)
Other comprehensive loss, net of tax (1)	(177)	(465)
Total comprehensive loss	$(9,940)	$(22,405)
(1) Tax impact was nominal for all periods.
See accompanying Notes to Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2019	19,399	$194	$144,485	$19,538	$(2,767)	(1,397)	$(11,461)	$149,989
Net loss	—	—	—	(21,940)	—	—	—	(21,940)
Other comprehensive loss	—	—	—	—	(465)	—	—	(465)
Stock-based compensation	—	—	3,462	—	—	—	—	3,462
Issuance of common stock under employee stock purchase plan	44	—	336	—	—	—	—	336
Acquisition of treasury stock	—	—	—	—	—	(36)	(390)	(390)
Exercise of stock options and issuance of restricted stock awards, net of forfeitures	420	5	887	—	—	—	—	892
Balance at December 31, 2020	19,863	$199	$149,170	$(2,402)	$(3,232)	(1,433)	$(11,851)	$131,884
Net loss	—	—	—	(9,763)	—	—	—	(9,763)
Other comprehensive loss	—	—	—	—	(177)	—	—	(177)
Stock-based compensation	—	—	4,109	—	—	—	—	4,109
Issuance of common stock under employee stock purchase plan	26	—	215	—	—	—	—	215
Exercise of stock options and issuance of restricted stock awards, net of forfeitures	454	4	2,705	—	—	—	—	2,709
Balance at December 31, 2021	20,343	$203	$156,199	$(12,165)	$(3,409)	(1,433)	$(11,851)	$128,977
See accompanying Notes to Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(9,763)	$(21,940)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Provision for doubtful accounts	530	333
Depreciation and amortization	14,601	11,663
Impairment charge to goodwill and intangibles	—	10,490
Deferred income taxes	(186)	(283)
Loss on disposals of fixed assets	494	713
Compensation expense related to stock-based awards and employee stock purchase plan	4,109	3,462
Unrealized currency translation (gain) loss	(112)	151
PPP loan forgiveness	(6,979)	—
Changes in operating assets and liabilities:
Accounts receivable	(506)	(1,123)
Inventories	33	(1,205)
Prepaid expenses, other current assets, and current contract assets	147	(314)
Other non-current assets and non-current contract assets	509	(484)
Accounts payable	(251)	(3,274)
Contract liabilities and long-term contract liabilities	(665)	(817)
Accrued compensation, product warranty and other	945	(458)
Other long-term liabilities	3	7
Net cash provided by (used in) operating activities	$2,909	$(3,079)
Cash flows from investing activities:
Capital expenditures	(18,740)	(14,066)
Cash paid for acquisition of intangible assets	(62)	(75)
Proceeds from sale of fixed assets	100	80
Purchases of marketable securities	(6)	(8,734)
Maturities and sales of marketable securities	12,000	13,500
Net cash used in investing activities	$(6,708)	$(9,295)
Cash flows from financing activities:
Proceeds from PPP loan	—	6,927
Proceeds from stock options exercised and employee stock purchase plan	2,939	1,216
Repurchase of common stock	—	(390)
Payment of finance lease	(294)	(624)
Net cash provided by financing activities	$2,645	$7,129
Effect of exchange rate changes on cash and cash equivalents	(48)	(542)
Net decrease in cash and cash equivalents	(1,202)	(5,787)
Cash and cash equivalents at beginning of period	12,578	18,365
Cash and cash equivalents at end of period	$11,376	$12,578
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds	$419	$1,051
Changes in accrued other and accounts payable related to property and equipment additions	$384	$165
Right of use assets (ROU) assets arising from entering into new operating lease obligations	$407	$3,032
See accompanying Notes to Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021 and 2020
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

KVH's inertial navigation products offer precision fiber optic gyro (FOG)-based systems that enable platform and optical stabilization, navigation, pointing and guidance. KVH’s inertial navigation products also include tactical navigation systems that provide uninterrupted access to navigation and pointing information in a variety of military vehicles, including tactical trucks and light armored vehicles. KVH’s inertial navigation products are sold directly to U.S. and foreign governments and government contractors, as well as through an international network of authorized independent sales representatives. In addition, KVH's inertial navigation technology is used in numerous commercial products, such as navigation and positioning systems for various applications including autonomous platforms, precision mapping, dynamic surveying, train location control and track geometry measurement systems, industrial robotics and optical stabilization.

KVH’s inertial navigation service sales include product repairs, engineering services provided under development contracts and extended warranty sales.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2021 and 2020
(in thousands, except per share amounts)

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

(c)Significant Estimates and Assumptions and Other Significant Non-Recurring Transactions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of sales and expenses during the reporting periods. The 2021 consolidated financial statements reflect a $6,979 gain in other income related to the U.S. Small Business Administration’s forgiveness of the PPP loan during the third quarter of 2021. See Note 5. The 2020 consolidated financial statements reflect a $10,490 goodwill and intangible impairment charge on the KVH Media Group reporting unit within the mobile connectivity segment. See Note 1(k) and Note 9. On an on-going basis, the Company evaluates its significant estimates, including those related to terminal values and other assumptions and estimates used to evaluate the recoverability of long-lived assets and goodwill and estimated fair values of long-lived assets, including goodwill, amortization methods and periods.

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

(d)Concentration of Credit Risk and Single Source Suppliers

Cash, cash equivalents and marketable securities. The Company is potentially subject to financial instrument concentration of credit risk through its cash, cash equivalent and marketable securities investments. To mitigate these risks the Company maintains cash, cash equivalents and marketable securities with reputable and nationally recognized financial institutions. As of December 31, 2021, $13,147 classified as marketable securities was held by Wells Fargo and substantially all of the cash and cash equivalents were held by Bank of America, N.A. See Note 2 for a description of marketable securities.

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

	2021	2020
Beginning balance	$1,596	$1,589
Additions (subtractions)	530	333
Deductions (write-offs/recoveries) from reserve	(490)	(326)
Ending balance	$1,636	$1,596

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

KVH INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2021 and 2020
(in thousands, except per share amounts)
(e)Revenue Recognition

In accordance with Accounting Standards Codification (ASC) 606, revenue is recognized when a customer obtains control of promised products and services. The amount of revenue recognized reflects the consideration which the Company expects to be entitled to receive in exchange for these products and services. To achieve this core principle, the Company applies the following five steps:

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
December 31, 2021 and 2020
(in thousands, except per share amounts)
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
December 31, 2021 and 2020
(in thousands, except per share amounts)
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

Sales-type leases

Revenue is recognized on sales-type leases primarily from the TracPhone mini-VSAT products. In accordance with ASC 842, the Company records the leases at a price typically equivalent to normal selling price and in excess of the cost or carrying amount. Upon delivery, the Company records the net present value of all payments under these leases as product revenue, and the related costs of the product are charged to cost of sales. See Note 16.

(f)Leases

In accordance with ASC 842, the Company recognizes all leases greater than one year in duration on the balance sheet as right-of-use assets and lease liabilities. In ASC 842, a lease is defined as follows: “[a] contract is or contains a lease if the contract conveys the right to control the use of identified property, plant, or equipment (an identified asset) for a period of time in exchange for consideration.”

KVH INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2021 and 2020
(in thousands, except per share amounts)
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

(g) Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, which include cash equivalents, investments, accounts receivable, accounts payable and accrued expenses, approximate their fair values due to the short maturity of these instruments. See Note 2 for more information on the fair value of the Company’s marketable securities. The carrying amount of the Company’s debt, and capital lease approximates fair value based on currently available quoted rates of similarly structured debt facilities. See Note 5 for more information on the fair value of the Company’s debt and line of credit and Note 16 for the Company's finance lease.

(h)Cash, Cash Equivalents, and Marketable Securities

In accordance with the Company’s investment policy, cash in excess of operational needs is invested in money market mutual funds, government agency bonds, United States treasuries, municipal bonds, corporate notes, or certificates of deposit. All highly liquid investments with a maturity date of three months or less at the date of purchase are classified as cash equivalents. The Company determines the appropriate classification of marketable securities at each balance sheet date. As of December 31, 2021 and 2020, all of the Company’s marketable securities have been designated as available-for-sale and are carried at their fair value with unrealized gains and losses included in accumulated other comprehensive loss in the accompanying consolidated balance sheets.

The Company reviews investments in debt securities for other than temporary impairment whenever the fair value of an investment is less than amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time. To determine whether an impairment is other-than-temporary, the Company considers whether it intends to sell the security, whether it expects to recover the credit loss, and if it is more likely than not that the Company will be required to sell the security prior to recovery. Evidence considered in this assessment includes the reasons for the impairment, compliance with the Company’s investment policy, the severity and duration of the impairment, changes in value subsequent to year-end and forecasted performance of the investee. The Company has reviewed its securities with unrealized losses as of December 31, 2021 and 2020 and has concluded that no other-than-temporary impairments exist.

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
December 31, 2021 and 2020
(in thousands, except per share amounts)
(k)Goodwill, Intangible Assets and other Long-Lived Assets

The Company’s goodwill and intangible assets are associated with the purchase of Virtek Communication (now known as KVH Industries Norway AS) in September 2010 and Headland Media Limited (now known as the KVH Media Group) in May 2013.

In accordance with ASC Update No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test of Goodwill Impairment. (ASC 350), the Company performs a goodwill impairment test at least annually based on either an optional qualitative assessment or a quantitative analysis comparing the estimated fair value of a reporting unit to its carrying value as of the test date. Any impairment charges would be based on the quantitative analysis. As a result of the 2020 annual impairment test, the Company recorded goodwill impairment charges of $8,732 and intangible asset impairment charges of $1,758 related to its KVH Media Group reporting unit. Prior to 2020, the Company had not recorded or incurred goodwill impairment charges.

For the October 1, 2020 test, due to the uncertainty that the global pandemic presented during 2020, the Company determined that it should perform a quantitative analysis of goodwill impairment. The Company performed this full quantitative analysis in the fourth quarter of 2020 in conjunction with its annual budgeting and long-term planning cycle. The revenues and cash flows of KVH Media Group have been significantly impacted by the global reduction in travel since the start of the pandemic. With the assistance of valuation specialists, the Company utilized an income approach and market approach to estimate the fair value of its reporting units, based on assumptions the Company believed to be reasonable. As an additional corroborative test of the reasonableness of those assumptions, the Company completed a reconciliation of its market capitalization and overall enterprise value to the fair value of all of its reporting units as of October 1, 2020. The Company estimated that, as of October 1, 2020, the fair value of the mobile broadband reporting unit exceeded its carrying value by 18%; however, the carrying value of the KVH Media Group reporting unit exceeded its fair value by $10,156, which signified that an impairment had occurred and identified a triggering event to review the other long-lived assets for impairment. In accordance with ASC 360-10, Property, Plant and Equipment – Impairment or Disposal of Long-Lived Assets (ASC 360), with regard to its long-lived assets, the Company performed an undiscounted cash flow analysis and concluded that the carrying value of the asset group was not recoverable. Accordingly, the Company then performed an analysis to estimate the fair value of the other long-lived assets and recognized an impairment charge of $1,758, against the distribution rights intangible asset, the amount by which the carrying value of the asset group’s other long-lived assets exceeded their estimated fair value, and a reduction in the associated deferred tax liability of $334. As a result, the Company recognized an impairment charge to KVH Media Group’s goodwill in the amount of $8,732, the remaining amount by which the carrying value exceeded its fair value.

For the October 1, 2021 test, the Company performed a qualitative assessment of goodwill impairment (Step 0) and concluded that for the mobile broadband reporting unit, it was more likely than not that, for this reporting unit, the fair value exceeded the carrying value. For the KVH Media Group reporting unit, the Company determined that it was necessary to perform the Step 1 quantitative analysis due to the ongoing global pandemic and its impacts. The Company utilized an income approach to estimate the fair value of the reporting unit. The Company believes that the assumptions used to estimate the fair value of its KVH Media Group reporting unit were reasonable. The Company estimated that, as of October 1, 2021, the fair value of its KVH Media Group exceeded its carrying value by more than 20%. A negative trend of operating results or material changes to forecasted operating results could result in the requirement for additional interim goodwill impairment tests and the potential of future goodwill impairment charges, which could be material. The Company did not identify any impairment indicators that required an interim goodwill impairment test as of December 31, 2021.

Intangible assets with estimated lives and other long-lived assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of intangible assets with estimated lives and other long-lived assets is measured by a comparison of the carrying amount of an asset or asset group to future net undiscounted cash flows expected to be generated by the asset or asset group. If these comparisons indicate that an asset is not recoverable, the Company will recognize an impairment loss for the amount by which the carrying value of the asset or asset group exceeds the related estimated fair value. Estimated fair value is based on either discounted future operating cash flows or appraised values, depending on the nature of the asset. During 2021, there were no events or changes in circumstances that indicated any of the carrying amounts of the Company’s intangible assets or other long-lived assets may not be recoverable. See Note 9 for further discussion of goodwill and intangible assets.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2021 and 2020
(in thousands, except per share amounts)
(l)Other Non-Current Assets

Other non-current assets are primarily comprised of long-term lease receivables, prepaid expenses, and deposits.

(m)Product Warranty

The Company’s products carry standard limited warranties that range from one to two years and vary by product. The warranty period begins on the date of retail purchase or lease by the original purchaser. The Company accrues estimated product warranty costs at the time of sale and any additional amounts are recorded when such costs are probable and can be reasonably estimated. Factors that affect the Company’s warranty liability include the number of units sold or leased, historical and anticipated rates of warranty repairs and the cost per repair. Warranty and related costs are reflected within sales, marketing and support in the accompanying consolidated statements of operations. As of December 31, 2021 and 2020, the Company had accrued product warranty costs of $1,179 and $1,812, respectively. The following table summarizes product warranty activity during 2021 and 2020:

	2021	2020
Beginning balance	$1,812	$2,194
Charges to expense	457	1,091
Costs incurred	(1,090)	(1,473)
Ending balance	$1,179	$1,812

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

(o)Research and Development

Expenditures for research and development, including customer-funded research and development, are expensed as incurred. Revenue and related development costs from customer-funded research and development are as follows:

	Year Ended December 31,
	2021	2020
Customer-funded service sales	$363	$2,043
Customer-funded costs included in costs of service sales	$803	$2,935

(p)Advertising Costs

Costs related to advertising are expensed as incurred. Advertising expense was $1,259 and $1,285 for the years ended December 31, 2021 and 2020, respectively, and is included in sales, marketing, and support expense in the accompanying consolidated statements of operations.

(q)Foreign Currency Translation

The financial statements of the Company’s foreign subsidiaries located in Denmark and Singapore are maintained using the United States dollar as the functional currency. Exchange rates in effect on the date of the transaction are used to record monetary assets and liabilities. Revenue and other expense elements are recorded at rates that approximate the rates in effect on the transaction dates. Foreign currency exchange gains and losses are recognized within “Other income, net” in the accompanying consolidated statements of operations. For the years ended December 31, 2021 and 2020, the Company recorded a total of net foreign currency exchange losses in its accompanying consolidated statements of operations of $3 and $48, respectively, which is comprised of both realized and unrealized foreign currency exchange gains and losses.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2021 and 2020
(in thousands, except per share amounts)
The financial statements of the Company’s foreign subsidiaries located in the United Kingdom, Brazil, Norway, Cyprus, India and Japan use the foreign subsidiaries’ respective local currencies as the functional currency. The Company translates the assets and liabilities of these foreign subsidiaries at the exchange rates in effect at year-end. Net sales, costs and expenses are translated using average exchange rates in effect during the year. Gains and losses from foreign currency translation are credited or charged to accumulated other comprehensive loss included in stockholders' equity in the accompanying consolidated balance sheets.

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

(s)Net Loss per Common Share

Basic net loss per share is calculated based on the weighted average number of common shares outstanding during the period. Diluted net income per share incorporates the dilutive effect of common stock equivalent options, warrants and other convertible securities, if any, as determined in accordance with the treasury stock accounting method. For the years ended December 31, 2021 and 2020 since there was a net loss, the Company excluded all 747 and 1,566 shares, respectively, in outstanding stock options and non-vested restricted shares from its diluted loss per share calculation, as inclusion of these securities would have reduced the net loss per share.

A reconciliation of the basic and diluted weighted average common shares outstanding is as follows:

	December 31,
	2021	2020
Weighted average common shares outstanding—basic	18,217	17,669
Dilutive common shares issuable in connection with stock plans	—	—
Weighted average common shares outstanding—diluted	18,217	17,669

(t)Contingent Liabilities

The Company estimates the amount of potential exposure it may have with respect to claims, assessments and litigation in accordance with ASC 450, Contingencies. As of December 31, 2021 and 2020, the Company was not party to any lawsuit or proceeding that, in management's opinion, was likely to materially harm the Company's business, results of operations, financial condition or cash flows. It is not always possible to predict the outcome of litigation, as it is subject to many uncertainties. Additionally, it is not always possible for management to make meaningful estimates of the potential loss or range of loss associated with such litigation.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2021 and 2020
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

The Company operates in a number of major geographic areas, including internationally. Revenues are generated from international locations, primarily consisting of Canada, European countries, both inside and outside the European Union, as well as Africa, Asia/Pacific, the Middle East, and South America (see Note 12, "Segment Reporting").

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

Standard Implemented

ASC Update No. 2019-12

In December 2019, the FASB issued ASC Update No. 2019-12, Income Taxes (Topic 740). The update is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The purpose of Update No. 2019-12 is to remove certain exceptions for recognizing deferred taxes for investments and simplify the accounting for income taxes in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. It amends the requirements relating to the accounting for "hybrid" tax regimes. Update No. 2019-12 did not have a material impact on the Company's financial position or results of operations.

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
December 31, 2021 and 2020
(in thousands, except per share amounts)
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

As a smaller reporting entity, the effective date for Topic 326 will be the fiscal year beginning after December 15, 2022. The adoption of Update Nos. 2016-13, 2018-19, 2019-04, 2019-05, 2019-10, 2019-11 and 2020-02 is not expected to have a material impact on the Company's financial position or results of operations.

There are no other recent accounting pronouncements issued by the FASB that the Company expects would have a material impact on the Company's financial statements.

(2)Marketable Securities

Marketable securities as of December 31, 2021 and 2020 consisted of the following:

December 31, 2021	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market mutual funds	$13,147	$—	$—	$13,147
Total marketable securities designated as available-for-sale	$13,147	$—	$—	$13,147

December 31, 2020	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market mutual funds	$20,142	$—	$—	$20,142
United States treasuries	4,999	—	—	4,999
Total marketable securities designated as available-for-sale	$25,141	$—	$—	$25,141
The effective maturity date of the United States treasuries is less than one year.
Interest income from marketable securities was $6 and $135 for the years ended December 31, 2021 and 2020, respectively.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2021 and 2020
(in thousands, except per share amounts)
(3)Inventories

Inventories are stated at the lower of cost and net realizable value using the first-in first-out costing method. Inventories as of December 31, 2021 and 2020 include the costs of material, labor, and factory overhead. Components of inventories consist of the following:

	December 31,
	2021	2020
Raw materials	$15,772	$13,957
Work in process	4,035	3,996
Finished goods	4,833	6,721
	$24,640	$24,674

(4)Property and Equipment

Property and equipment, net, as of December 31, 2021 and 2020 consist of the following:

	December 31,
	2021	2020
Land	$3,828	$3,828
Building and improvements	24,271	24,197
Leasehold improvements	472	482
Revenue-generating assets	63,587	56,336
Machinery and equipment	16,790	15,536
Office and computer equipment	15,395	13,855
Motor vehicles	31	31
	124,374	114,265
Less accumulated depreciation	(64,260)	(57,992)
	$60,114	$56,273

Depreciation expense for the years ended December 31, 2021 and 2020 amounted to $13,574 and $10,659, respectively.

Certain revenue-generating hardware assets are utilized by the Company in the delivery of the Company's airtime services, media, and other content.

(5)Debt and Line of Credit

Long-term debt consists of the following:

	December 31,
	2021	2020
PPP loan	$—	$6,927
Total long-term debt	—	6,927
Less amounts classified as current	—	4,992
Long-term debt, excluding current portion	$—	$1,935

KVH INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2021 and 2020
(in thousands, except per share amounts)
Paycheck Protection Program Loan

In May 2020, the Company received a $6,927 loan (the PPP Loan) from Bank of America, N.A., (the Lender) under the Paycheck Protection Program (PPP), which was established under the Coronavirus Aid, Relief, and Economic Security Act (as modified by the Paycheck Protection Flexibility Act of 2020, the CARES Act) and is administered by the U.S. Small Business Administration (the SBA).

The term of the PPP Loan was two years from the funding date, and the interest rate was 1.00%. Interest on the loan accrued from the funding date, but was deferred. In August 2021, the Company applied for forgiveness of the full amount of the PPP Loan. On September 24, 2021, the Company received notification from the Lender that, on September 19, 2021, the SBA had determined that the PPP Loan forgiveness application was approved, and the PPP Loan, including all accrued interest thereon, was paid in full by the SBA. The forgiveness of the PPP Loan including all interest accrued of $6,979 is recognized in Other income, net in the accompanying consolidated statements of operations for the year ended December 31, 2021.

Line of Credit

Effective October 30, 2018, the Company entered into an amended and restated three-year senior secured credit facility agreement (the 2018 Credit Agreement) with Bank of America, N.A., as Administrative Agent, and the lenders named from time to time as parties thereto (the 2018 Lenders), which included a reducing revolving credit facility (the 2018 Revolver) of up to $20,000 initially and reducing to $15,000 on December 31, 2019, to be used for general corporate purposes. The Company's obligations under the 2018 Credit Agreement are secured by substantially all of its assets and the pledge of equity interests in certain of its subsidiaries. As of December 31, 2021, no amounts were outstanding under the 2018 Revolver.

Borrowings under the 2018 Revolver are subject to the satisfaction of various conditions precedent at the time of each borrowing, including the continued accuracy of the Company’s representations and warranties and the absence of any default under the 2018 Credit Agreement. As of December 31, 2021, the Company was only able to draw on $10,900 of the $15,000 facility due to covenant restrictions.

The 2018 Credit Agreement contained two financial covenants, a maximum Consolidated Leverage Ratio and a minimum Consolidated Fixed Charge Coverage Ratio, each as defined in the 2018 Credit Agreement. The Consolidated Leverage Ratio could not exceed 2.50:1.00 through December 31, 2020 and may not exceed 2.00:1.00 after December 31, 2020. The Consolidated Fixed Charge Coverage Ratio may not be less than 1.25:1.00.

On July 30, 2020, the Company amended the 2018 Credit Agreement to reflect the incurrence of the PPP Loan. Under the amended facility, the principal and interest on the PPP Loan were not included in the maximum Consolidated Leverage Ratio or the minimum Consolidated Fixed Charge Coverage Ratio calculations except as to any portion of the PPP Loan that is not ultimately forgiven. In September 2021, the PPP Loan was forgiven in full.

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

KVH INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2021 and 2020
(in thousands, except per share amounts)
(6)Commitments and Contingencies

The Company has certain operating leases and other commitments for satellite capacity, various equipment, and facilities. The following reflects future minimum payments under operating leases and other commitments that have initial or remaining non-cancelable terms at December 31, 2021:

Years ending December 31,	Commitments (a)
2022	$29,679
2023	28,190
2024	5,041
2025	44
2026	2
Total minimum payments	$62,956
(a) Includes the future minimum lease payments for the Company's operating leases as seen in Note 16.

Total rent expense incurred under facility operating leases for the years ended December 31, 2021 and 2020 amounted to $868 and $875, respectively. Total expense incurred under satellite capacity and equipment operating leases and other commitments for the years ended December 31, 2021 and 2020 amounted to $39,216 and $34,990, respectively, which also includes payments for usage charges in excess of the minimum contractual requirements.

In the normal course of business, the Company enters into unconditional purchase order obligations with its suppliers for inventory and other operational purchases. Outstanding and unconditional purchase order obligations were $26,371 as of December 31, 2021, which the Company expects to fulfill in 2022.

The Company did not have any off-balance sheet commitments, guarantees, or standby repurchase obligations as of December 31, 2021.

(7)Stockholders’ Equity

The Company recognizes stock-based compensation in accordance with the provisions of ASC Topic 718, Compensation-Stock Compensation. Stock-based compensation expense, excluding compensation charges related to our employee stock purchase plan, or the ESPP, was $4,053 and $3,414 for the years ended December 31, 2021 and 2020, respectively.

The Company is authorized to grant stock options, restricted stock awards and other stock-based awards under its Amended and Restated 2016 Equity and Incentive Plan (the 2016 Plan) with respect to up to 4,800 shares of common stock, an increase of 1,800 shares reserved for issuance under the previous 2016 Plan as approved by our shareholders on June 10, 2020. Options have generally been granted with an exercise price equal to the fair market value of the common stock on the date of grant and have generally provided for vesting in equal annual amounts over four years beginning on the first anniversary of the date of the grant. No options are exercisable for periods of more than five years after date of grant. Under the 2016 Plan, each share issued under awards other than options and stock appreciation rights will reduce the number of shares reserved for issuance by two shares. Shares issued under options or stock appreciation rights will reduce the shares reserved for issuance on a share-for-share basis. The 2016 Plan and earlier equity compensation plans, pursuant to which an aggregate of 14,215 shares of the Company’s common stock were reserved for issuance, were all approved by the Company's shareholders. As of December 31, 2021, 458 shares were available for future grants. The Compensation Committee of the Board of Directors administers the equity compensation plans, approves the individuals to whom awards will be granted and determines the number of shares and other terms of each award. Outstanding options under the Company's equity compensation plans at December 31, 2021 expire from March 2022 through March 2026. None of the Company’s outstanding options includes performance-based or market-based vesting conditions as of December 31, 2021.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2021 and 2020
(in thousands, except per share amounts)
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

The per share weighted-average fair values of stock options granted during 2021 and 2020 were $4.70 and $2.88, respectively. The weighted-average assumptions used to value options as of their grant date were as follows:

	Year Ended December 31,
	2021	2020
Risk-free interest rate	0.92%	0.21%
Expected volatility	44.98%	44.03%
Expected life (in years)	4.28	4.29
Dividend yield	0%	0%
The changes in outstanding stock options for the year ended December 31, 2021 and 2020 are as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2020	2,034	$9.25
Granted	497	$12.68
Exercised	(274)	$9.86
Expired, canceled or forfeited	(130)	$9.96
Outstanding at December 31, 2021	2,127	$9.93	2.68	$931
Exercisable at December 31, 2021	858	$9.41	1.65	$453
Options vested or expected to vest at December 31, 2021	2,127	$9.93	2.68	$931

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2019	1,624	$9.86
Granted	654	$8.12
Exercised	(110)	$8.02
Expired, canceled or forfeited	(134)	$12.14
Outstanding at December 31, 2020	2,034	$9.25	3.21	$4,288
Exercisable at December 31, 2020	611	$9.83	2.19	$939
Options vested or expected to vest at December 31, 2020	2,034	$9.25	3.21	$4,288

The total aggregate intrinsic value of options exercised was $914 and $269 in 2021 and 2020, respectively.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2021 and 2020
(in thousands, except per share amounts)
As of December 31, 2021, there was $3,599 of total unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted-average period of 2.42 years. In 2021 and 2020, the Company recorded compensation charges of $1,740 and $1,401, respectively, related to stock options. Compensation costs for options subject only to service conditions that vest ratably are recognized on a straight-line basis over the requisite service period for the entire award. During 2021 and 2020, cash received under stock option plans for exercises was $2,709 and $880, respectively.

(b)Restricted Stock

The Company granted 217 and 317 restricted stock awards to employees under the terms of the 2016 Plan or the Amended and Restated 2006 Stock Incentive Plan (2006 Plan) for the years ended December 31, 2021 and 2020, respectively. The restricted stock awards have generally provided for vesting annually over four years from the date of grant subject to the recipient remaining an employee through the applicable vesting dates. Compensation expense for restricted stock awards is measured at fair value on the date of grant based on the number of shares granted and the quoted market closing price of the Company’s common stock. Such value is recognized as expense over the vesting period of the award, net of forfeitures. The weighted-average grant-date fair value of restricted stock granted during 2021 and 2020 was $12.23 and $8.19 per share, respectively.

As of December 31, 2021, there was $3,838 of total unrecognized compensation expense related to restricted stock awards, which is expected to be recognized over a weighted-average period of 2.21 years. Compensation costs for awards subject only to service conditions that vest ratably are recognized on a straight-line basis over the requisite service period for the entire award. Compensation cost for awards initially subject to certain performance conditions are recognized on a ratable basis over the requisite service period for the entire award. In 2021 and 2020, the Company recorded compensation charges of $2,313 and $2,013, respectively, related to restricted stock awards.

Restricted stock activity under the 2006 Plan and the 2016 Plan for 2021 is as follows:

	Number of Shares	Weighted- average grant date fair value
Outstanding at December 31, 2020, unvested	556	$8.90
Granted	217	12.23
Vested	(247)	9.18
Forfeited	(37)	9.46
Outstanding at December 31, 2021, unvested	489	$10.19

(c)Employee Stock Purchase Plan

Under the Company's Amended and Restated 1996 Employee Stock Purchase Plan (ESPP), an aggregate of 1,650 shares of common stock have been reserved for issuance, of which 821 shares remain available as of December 31, 2021.

The ESPP covers all of the Company’s employees. Under the terms of the ESPP, eligible employees can elect to have up to six percent of their pre-tax compensation withheld to purchase shares of the Company’s common stock on a semi-annual basis at 85% of the market price on the first or last day of each purchase period, whichever is lower. During 2021 and 2020, shares issued under this plan were 26 and 44 shares, respectively. The Company utilizes the Black-Scholes option-pricing model to calculate the fair value of these discounted purchases. The fair value of the 15% discount is recognized as compensation expense over the purchase period. The Company applies a graded vesting approach because the ESPP provides for multiple purchase periods and is, in substance, a series of linked awards. In 2021 and 2020, the Company recorded compensation charges of $56 and $48, respectively, related to the ESPP. During 2021 and 2020, cash received under the ESPP was $230 and $336, respectively.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2021 and 2020
(in thousands, except per share amounts)
(d)Stock-Based Compensation Expense

The following presents stock-based compensation expense, including expense for the ESPP, in the Company's consolidated statements of operations for the years ended December 31, 2021 and 2020.

	2021	2020
Cost of product sales	$271	$165
Cost of service sales	10	—
Research and development	644	593
Sales, marketing and support	898	682
General and administrative	2,286	2,022
	$4,109	$3,462
(e) Accumulated Other Comprehensive Loss (AOCI)

Comprehensive loss includes net income (loss) and unrealized gains and losses from foreign currency translation. The components of the Company’s comprehensive loss and the effect on earnings for the periods presented are detailed in the accompanying consolidated statements of comprehensive loss.

	Foreign Currency Translation	Total Accumulated Other Comprehensive Loss
Balance, December 31, 2019	$(2,767)	$(2,767)
Other comprehensive loss	(465)	(465)
Net other comprehensive loss	(465)	(465)
Balance, December 31, 2020	(3,232)	(3,232)
Other comprehensive loss	(177)	(177)
Net other comprehensive loss	(177)	(177)
Balance, December 31, 2021	$(3,409)	$(3,409)

KVH INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2021 and 2020
(in thousands, except per share amounts)
(8)    Income Taxes

Income tax (benefit) expense for the years ended December 31, 2021 and 2020 attributable to loss from operations is presented below.

	Current	Deferred	Total
Year ended December 31, 2021
Federal	$27	$—	$27
State	—	—	—
Foreign	44	(179)	(135)
	$71	$(179)	$(108)
Year ended December 31, 2020
Federal	$240	$—	$240
State	—	—	—
Foreign	321	(387)	(66)
	$561	$(387)	$174

Actual income tax (benefit) expense differs from the “expected” income tax (benefit) expense computed by applying the United States Federal statutory income tax rate of 21% for both 2021 and 2020 to loss before tax (benefit) expense, as follows:

	Year Ended December 31,
	2021	2020
Income tax benefit at Federal statutory income tax rate	$(2,073)	$(4,571)
Increase (decrease) in income taxes resulting from:
State income tax benefit, net of federal benefit	(342)	(600)
State research and development, investment credits	(137)	(213)
Non-deductible meals & entertainment	1	22
Non-deductible stock compensation expense	(194)	19
Non-deductible compensation under 162(m)	35	—
Foreign tax rate differential	58	235
Federal research and development credits	(607)	(707)
Uncertain tax positions	32	39
Provision to tax return adjustments	33	144
Change in valuation allowance	4,648	3,980
PPP loan forgiveness	(1,455)	—
Impairment of goodwill and intangibles	—	1,834
Prior period adjustments	(117)	—
Other	10	(8)
Income tax (benefit) expense	$(108)	$174

KVH INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2021 and 2020
(in thousands, except per share amounts)
Loss before income tax (benefit) expense determined by tax jurisdiction, are as follows:

	Year Ended December 31,
	2021	2020
United States	$(10,040)	$(11,862)
Foreign	169	(9,904)
Total	$(9,871)	$(21,766)
Deferred tax assets and liabilities for the periods presented consisted of the following:

	December 31,
	2021	2020
Deferred tax assets:
Accounts receivable, due to allowance for doubtful accounts	$373	$221
Inventories	1,211	1,209
Operating loss carry-forwards	5,784	2,744
Stock-based compensation expense	1,106	874
Property and equipment, due to difference in depreciation	1,978	841
Research and development tax credit carry-forwards	6,247	5,640
Foreign tax credit carry-forwards	2,345	2,345
State tax credit carry-forwards	3,975	3,838
Capitalized research and development	2,690	3,154
Warranty reserve	277	429
Accrued expenses	1,174	1,216
Lease liability	700	1,574
Gross deferred tax assets	27,860	24,085
Less valuation allowance	(27,080)	(22,432)
Total deferred tax assets	780	1,653
Deferred tax liabilities:
Purchased intangible assets	(199)	(384)
Property and equipment, due to differences in depreciation	(52)	(50)
Right of use asset	(688)	(1,564)
Total deferred tax liabilities	(939)	(1,998)
Net deferred tax liability	$(159)	$(345)
Deferred income tax asset	$56	$73
Deferred income tax liability	$(215)	$(418)

As of December 31, 2021 the Company has federal and state tax loss carryforwards of approximately $22,103 and $16,878, respectively. The federal loss carryforward has no expiration date. The state losses expire through the year 2041. As of December 31, 2021, the Company had federal research and development tax credit carry-forwards in the amount of $6,238 and other general business credits of $9 that expire in years 2028 through 2041. As of December 31, 2021, the Company had foreign tax credit carry-forwards in the amount of $2,345 that expire in years 2026 through 2027. As of December 31, 2021, the Company had state research and development tax credit carry-forwards in the amount of $4,918 that expire in years 2022 through 2028. The Company also had other state tax credit carry-forwards of $114 available to reduce future state tax expense that expire in years 2022 through 2028.

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
December 31, 2021 and 2020
(in thousands, except per share amounts)
In assessing the realizability of its net deferred tax assets, the Company considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of December 31, 2021, the Company concluded that a net increase of $4,648 of the valuation allowance was appropriate. The change was the result of an increase in domestic tax credits, net operating loss balances, and property and equipment differences due to depreciation. As part of the Company’s analysis, the Company evaluated, among other factors, its recent history of generating tax losses and its near-term forecasts of future taxable income or losses.

As of December 31, 2021, unremitted foreign earnings, which were not significant, have been retained by the Company's foreign subsidiaries for indefinite reinvestment. Upon repatriation of those earnings, in the form of dividends or otherwise, the Company could be subject to state tax and withholding taxes payable to various foreign countries.

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

The aggregate changes in the total gross amount of unrecognized tax benefits are as follows:

	Year Ended December 31,
	2021	2020
Unrecognized tax benefits as of January 1	$1,771	$1,897
Gross decrease in unrecognized tax benefits - prior year tax positions	(104)	(105)
Lapse of statute of limitations	(14)	(21)
Unrecognized tax benefits as of December 31	$1,653	$1,771

All unrecognized tax benefits as of December 31, 2021 and 2020, if recognized, would result in a reduction of the Company's effective tax rate.

The Company recorded interest and penalties of $46 and $61 in its consolidated statement of operations for the years ended December 31, 2021 and 2020, respectively. Total accrued interest and penalties related to tax positions taken on our tax returns and included in non-current income taxes payable was approximately $255 and $208 as of December 31, 2021 and 2020, respectively.

The timing of any resolution of income tax examinations is highly uncertain, as are the amounts and timing of any settlement payment. These events could cause fluctuations in the balance sheet classification of current and non-current assets and liabilities. The Company estimates that it is reasonably possible that the balance of unrecognized tax benefits as of December 31, 2021 may decrease approximately $19 in the next twelve months as a result of a lapse of statutes of limitation and settlements with taxing authorities.
The Company’s tax jurisdictions include the United States, the United Kingdom, Denmark, Cyprus, Norway, Brazil, Singapore, Japan, and India. In general, the statute of limitations with respect to the Company's United States federal income taxes has expired for years prior to 2018, and the relevant state and foreign statutes vary. However, preceding years remain open to examination by United States federal and state and foreign taxing authorities to the extent of future utilization of net operating losses and research and development tax credits generated in each preceding year.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2021 and 2020
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

In January 2017, the Company completed the acquisition of certain subscriber relationships from a third party. This acquisition did not meet the definition of a business under ASC 2017-01, Business Combinations (Topic 805)-Clarifying the Definition of a Business, which the Company adopted on October 1, 2016. The Company ascribed $100 of the initial purchase price to the acquired subscriber relationships definite-lived intangible assets with an initial estimated useful life of 10 years. Under the asset purchase agreement, the purchase price includes a component of contingent consideration under which the Company is required to pay a percentage of recurring revenues received from the acquired subscriber relationships through 2026 up to a maximum annual payment of $114. As of December 31, 2021, the carrying value of the intangible assets acquired in the asset acquisition was $408. As the acquisition did not represent a business combination, the contingent consideration arrangement is recognized only when the contingency is resolved and the consideration is paid or becomes payable. The amounts payable under the contingent consideration arrangement, if any, will be included in the measurement of the cost of the acquired subscriber relationships. An additional $62 and $75 of consideration was earned under the contingent consideration arrangement during the years ended December 31, 2021 and 2020, respectively.

Acquired intangible assets are subject to amortization. The following table summarizes acquired intangible assets at December 31, 2021 and 2020, respectively:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
December 31, 2021
Subscriber relationships	$8,033	$6,746	$1,287
Distribution rights	315	315	—
Internally developed software	446	446	—
Proprietary content	153	153	—
Intellectual property	2,284	2,284	—
	$11,231	$9,944	$1,287
December 31, 2020
Subscriber relationships	$7,977	$5,958	$2,019
Distribution rights	311	76	235
Internally developed software	446	446	—
Proprietary content	153	153	—
Intellectual property	2,284	2,284	—
	$11,171	$8,917	$2,254

Amortization expense related to intangible assets was $1,027 and $1,004 for years ended December 31, 2021 and 2020, respectively, and was categorized as general and administrative expense.

As of December 31, 2021, the total weighted average remaining useful lives of the definite-lived intangible assets was 1.5 years and the weighted average remaining useful lives by the definite-lived intangible asset category are as follows:

KVH INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2021 and 2020
(in thousands, except per share amounts)

Intangible Asset	Weighted Average Remaining Useful Life in Years
Subscriber relationships	1.5

Estimated future amortization expense for intangible assets recorded by the Company at December 31, 2021 is as follows:

Years ending December 31,	Amortization Expense
2022	$782
2023	315
2024	60
2025	60
2026	60
Thereafter	10
Total amortization expense	$1,287

The changes in the carrying amount of intangible assets during the year ended December 31, 2021 is as follows:

2021
Balance at December 31, 2020	$2,254
Amortization expense	(1,027)
Intangibles assets acquired in asset acquisition	62
Foreign currency translation adjustment	(2)
Balance at December 31, 2021	$1,287

Goodwill is recorded when the consideration for an acquisition exceeds the fair value of net tangible and identifiable intangible assets acquired. All of the Company's goodwill as of December 31, 2021 relates to its mobile connectivity reportable segment. None of the Company's goodwill is deductible for tax purposes. The changes in the carrying amount of goodwill during the year ended December 31, 2021 is as follows:

Goodwill
Balance at December 31, 2020	$6,592
Foreign currency translation adjustment	(22)
Balance at December 31, 2021	$6,570

(10)    401(k) Plan

The Company has a 401(k) Plan (the Plan) for all eligible employees. Participants may defer a portion of their pre-tax or post-tax earnings subject to limits determined by the Internal Revenue Service. Participants age 50 or older may be eligible to make additional contributions. The Company matches contributions by the Plan participants up to 6%. The Company’s contributions vest over a five-year period from the date of hire. During a five and half month period in 2020, as a result of the uncertainty caused by the COVID-19 pandemic, the Company paused matching contributions. The Company matching contributions were $900 and $561 for the years ended December 31, 2021 and 2020, respectively. In addition, the Company may make additional contributions to the Plan at the discretion of the Compensation Committee of the Board of Directors. There were no discretionary contributions in 2021 and 2020.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2021 and 2020
(in thousands, except per share amounts)
(11)    Revenue from Contracts with Customers (ASC 606)

In accordance with ASC 606, revenue is recognized when a customer obtains control of promised products and services. The amount of revenue recognized reflects the consideration which the Company expects to be entitled to receive in exchange for these products and services.

Disaggregation of Revenue

The following table summarizes net sales from contracts with customers for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020
Mobile connectivity product, transferred at point in time	$27,490	$25,140
Mobile connectivity product, transferred over time	2,522	2,723
Mobile connectivity service	103,899	91,590
Inertial navigation product	36,858	36,756
Inertial navigation service	998	2,524
Total net sales	$171,767	$158,733

Revenue recognized during the years ended December 31, 2021 and 2020 from amounts included in contract liabilities at the beginning of the fiscal year was approximately $2,281 and $2,586, respectively.

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

No single customer accounted for 10% or more of consolidated net sales for the years ended December 31, 2021 or 2020 or accounts receivables as of December 31, 2021 or 2020.

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

KVH INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2021 and 2020
(in thousands, except per share amounts)
(12)    Segment Reporting

The Company's reportable segments are mobile connectivity and inertial navigation. The financial results of each segment are based on revenues from external customers, costs of revenue and operating expenses that are directly attributable to the segment and an allocation of costs from shared functions. These shared functions include, but are not limited to, facilities, human resources, information technology, and engineering. Allocations are made based on management’s judgment of the most relevant factors, such as head count, number of customer sites, or other operational data that contribute to the shared costs. Certain corporate-level costs have not been allocated as they are not directly attributable to either segment. These costs primarily consist of broad corporate functions, including executive, legal, finance, and costs associated with corporate actions. Segment-level asset information has not been provided as such information is not reviewed by the chief operating decision-maker for purposes of assessing segment performance and allocating resources. There are no significant inter-segment sales or transactions.

The Company's performance is impacted by the levels of activity in the marine and land mobile markets and defense sectors, among others. Performance in any particular period could be impacted by the timing of sales to certain large customers.

The mobile connectivity segment primarily manufactures and distributes a comprehensive family of mobile satellite antenna products and services that provide access to television, the Internet and voice services while on the move. Product sales within the mobile connectivity segment accounted for approximately 17% and 18% of our consolidated net sales for 2021 and 2020, respectively. Sales of mini-VSAT Broadband airtime service accounted for approximately 54% and 51% of our consolidated net sales for 2021 and 2020, respectively.

The inertial navigation segment manufactures and distributes a portfolio of digital compass and fiber optic gyro (FOG)-based systems that address the rigorous requirements of military and commercial customers and provide reliable, easy-to-use and continuously available navigation and pointing data. The principal product categories in this segment include the FOG-based inertial measurement units (IMUs) for precision guidance, FOGs for tactical navigation as well as pointing and stabilization systems, and digital compasses that provide accurate heading information for demanding applications, security, automation and access control equipment and systems. Sales of FOG-based guidance and navigation systems within the inertial navigation segment accounted for approximately 16% of consolidated net sales for both 2021 and 2020.

No other single product class accounts for 10% or more of consolidated net sales.

The Company operates in a number of major geographic areas, including internationally. Revenues from international locations primarily include Canada, European Union countries, and other European countries, as well as countries in Africa, Asia/Pacific, the Middle East, and India. Revenues are based upon customer location and internationally represented 60% and 64% of consolidated net sales for 2021 and 2020, respectively. Sales to Singapore customers represented 11% of the Company's consolidated net sales for 2021. No other individual foreign country represented 10% or more of the Company's consolidated net sales for 2021. No individual foreign country represented 10% or more of the Company's consolidated net sales for 2020.

As of December 31, 2021 and 2020, the long-lived tangible assets related to the Company’s international subsidiaries were less than 10% of the Company’s long-lived tangible assets and were deemed not material.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2021 and 2020
(in thousands, except per share amounts)
Net sales and operating income (loss) for the Company's reporting segments and the Company's loss before income tax (benefit) expense for the years ended December 31, 2021 and 2020 were as follows:

	For the year ended December 31,
	2021	2020
Net sales:
Mobile connectivity	$133,911	$119,453
Inertial navigation	37,856	39,280
Consolidated net sales	$171,767	$158,733

Operating income (loss):
Mobile connectivity (1)	$2,749	$(10,071)
Inertial navigation	1,649	4,799
Subtotal	4,398	(5,272)
Unallocated, net	(22,344)	(17,665)
Loss from operations	(17,946)	(22,937)
Net interest and other income	8,075	1,171
Loss before income tax (benefit) expense	$(9,871)	$(21,766)
(1) Includes an impairment charge of $10,490 for the KVH Media Group reporting unit within the mobile connectivity segment for the year ended December 31, 2020.
Depreciation expense and amortization expense for the Company's segments are presented in the table that follows for the periods presented:

	For the year ended December 31,
	2021	2020
Depreciation expense:
Mobile connectivity	$11,322	$8,726
Inertial navigation	1,569	1,325
Unallocated	683	608
Total consolidated depreciation expense	$13,574	$10,659

Amortization expense:
Mobile connectivity	$1,027	$1,004
Inertial navigation	—	—
Unallocated	—	—
Total consolidated amortization expense	$1,027	$1,004

KVH INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2021 and 2020
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

In January 2020, the Company repurchased 36 shares of common stock in open market transactions at a cost of approximately $390. The total amount the Company repurchased under the repurchase program since the inception of the October 4, 2019 repurchase program was 151 shares of common stock for an approximate cost of $1,690. There were no repurchase programs outstanding during 2021.

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

The following tables present financial assets and liabilities at December 31, 2021 and December 31, 2020 for which the Company measures fair value on a recurring basis, by level, within the fair value hierarchy:

December 31, 2021	Total	Level 1	Level 2	Level 3	Valuation Technique
Assets
Money market mutual funds	$13,147	$13,147	$—	$—	(a)
December 31, 2020	Total	Level 1	Level 2	Level 3	Valuation Technique
Assets
Money market mutual funds	$20,142	$20,142	$—	$—	(a)
United States treasuries	$4,999	$4,999	$—	$—	(a)

KVH INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2021 and 2020
(in thousands, except per share amounts)
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

Assets Measured and Recorded at Fair Value on a Nonrecurring Basis

The Company's non-financial assets, such as goodwill, intangible assets, and other long-lived assets resulting from business combinations, are measured at fair value using income approach valuation methodologies at the date of acquisition and subsequently re-measured if an impairment exists. During 2020, the Company recorded an impairment charge of $10,490 to goodwill and intangible assets. There was no additional impairment of the Company's non-financial assets noted as of December 31, 2021. See Note 1(k) and Note 9 for additional details. The Company does not have any liabilities that are recorded at fair value on a non-recurring basis.

(15)    Legal Matters

    In the ordinary course of business, the Company is a party to inquiries, legal proceedings and claims including, from time to time, disagreements with vendors and customers. The Company is not a party to any lawsuit or proceeding that, in management's opinion, is likely to materially harm the Company's business, results of operations, financial condition, or cash flows.

(16)     Leases

Lessee

The Company has operating leases for office facilities, equipment, and satellite service capacity and related equipment. Lease expense was $3,963 and $3,413 for the year ended December 31, 2021 and 2020, respectively. Short-term operating lease costs was $237 and $244 for the years ended December 31, 2021 and 2020, respectively. Sublease income was $134 for both the years ended December 31, 2021 and 2020. Maturities of lease liabilities as of December 31, 2021 under operating leases having an initial or remaining non-cancelable term of one year or more are as follows:

Years ending December 31,
2022	$2,033
2023	819
2024	428
2025	38
Total undiscounted lease payments	$3,318

Less amount representing interest	$(182)
Present value of operating lease liabilities	$3,136
Less current installments of obligation under current-operating lease liabilities	$1,912
Obligations under long-term operating lease liabilities, excluding current installments	$1,224

Weighted-average remaining lease term - operating leases (years)	1.97
Weighted-average discount rate - operating leases	5.50%

During the first quarter of 2018, the Company entered into a five-year financing lease for three satellite hubs for its HTS network. During the first quarter of 2021, the terms of this lease were adjusted and the Company discontinued use of two satellite hubs and was released from the related payment obligation in exchange for additional satellite service capacity. As of December 31, 2021, the gross costs and accumulated depreciation associated with this lease are included in revenue generating

KVH INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2021 and 2020
(in thousands, except per share amounts)
assets and amounted to $1,268 and $710, respectively. The obligations under financing leases are stated at the present value of minimum lease payments.

    The property and equipment held under this financing lease are amortized on a straight‑line basis over the seven-year estimated useful life of the asset, since the lease meets the bargain purchase option criteria. Amortization of assets held under financing leases is included within depreciation expense. Depreciation expense for the remaining capital assets was $181 for both the years ended December 31, 2021 and 2020.

The future undiscounted lease payments under this financing lease as of December 31, 2021 are:

2022	$264
2023	22
Total undiscounted lease payments	$286

Less amount representing interest	$(3)
Present value of financing lease liabilities	$283
Less current installments of obligation under accrued other	$261
Obligations under other long-term liabilities, excluding current installments	$22

Weighted-average remaining lease term - finance leases (years)	1.17
Weighted-average discount rate - finance leases	1.53%

Lessor

The Company enters into leases with certain customers primarily for the TracPhone mini-VSAT systems. These leases are classified as sales-type leases as title of the equipment transfers to the customer at the end of the lease term. The Company records the leases at a price typically equivalent to normal selling price and in excess of the cost or carrying amount. Upon delivery, the Company records the net present value of all payments under these leases as product revenue, and the related costs of the product are charged to cost of sales. Interest income is recognized throughout the lease term (typically three to five years) using an implicit interest rate. The sales-type leases do not have unguaranteed residual assets.

The current portion of the net investment in these leases was $3,881 as of December 31, 2021 and the non-current portion of the net investment in these leases was $6,777 as of December 31, 2021. The current portion of the net investment in the leases is included in accounts receivable, net of allowance for doubtful accounts on the accompanying consolidated balance sheets and the non-current portion of the net investment in these leases is included in other non-current assets on the accompanying consolidated balance sheets. Interest income from sales-type leases was $882 and $859 during the year ended December 31, 2021 and 2020, respectively.

The future undiscounted cash flows from these leases as of December 31, 2021 are:

2022	$4,589
2023	3,479
2024	2,540
2025	1,160
2026	340
Total undiscounted cash flows	$12,108

Present value of lease payments	$10,658
Difference between undiscounted cash flows and discounted cash flows	$1,450

KVH INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2021 and 2020
(in thousands, except per share amounts)

In 2021, the Company entered into three-year leases for its TracPhone mini-VSAT systems, in which ownership of the hardware does not transfer to the lessee by the end of the lease term. As a result, and in light of other factors indicated in ASC 842, these leases are classified as operating leases.

As of December 31, 2021, the gross costs and accumulated depreciation associated with these operating leases are included in revenue generating assets and amounted to $1,444 and $154, respectively. They are depreciated on a straight-line basis over a five-year estimated useful life. Depreciation expense for these assets was $154 for the year ended December 31, 2021.

For the year ended December 31, 2021, lease revenue of $243 was recognized in service sales in the statements of operations.

As of December 31, 2021, minimum future lease payments to be received on the operating leases are as follows:

2022	445
2023	444
2024	202
Total	$1,091

(17)    Subsequent Events

    On March 6, 2022, the Company's President and Chief Executive Officer, Martin Kits van Heyningen retired from his executive and Board roles after more than 40 years of service. The Board of Directors has engaged an executive search firm to identify a new Chief Executive Officer. Brent C. Bruun, the Company’s Chief Operating Officer, has been appointed as its interim President and Chief Executive Officer.

In March 2022, the Company also restructured its operations to reduce costs and better reflect a more focused strategy, which resulted in an approximately 10% reduction in its workforce.