Form 10-Q
period 2022-03-31
KVH INDUSTRIES INC \DE\
filed 2022-05-10
CIK 1007587

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2022
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Date	Class	Outstanding shares
May 6, 2022	Common Stock, par value $0.01 per share	18,894,247

KVH INDUSTRIES, INC. AND SUBSIDIARIES
Form 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1.    Financial Statements
KVH INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31, 2022	December 31, 2021
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$8,036	$11,376
Marketable securities	8,649	13,147
Accounts receivable, net of allowance for doubtful accounts of $1,374 and $1,636 as of March 31, 2022 and December 31, 2021, respectively	34,286	33,648
Inventories, net	25,665	24,640
Prepaid expenses and other current assets	4,251	3,789
Current contract assets	1,264	1,230
Total current assets	82,151	87,830
Property and equipment, net	60,601	60,114
Intangible assets, net	1,083	1,287
Goodwill	6,509	6,570
Right of use assets	2,441	3,055
Other non-current assets	6,120	6,778
Non-current contract assets	3,126	3,104
Deferred income tax asset	56	56
Total assets	$162,087	$168,794
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,910	$11,265
Accrued compensation and employee-related expenses	5,935	7,053
Accrued other	6,552	7,892
Accrued product warranty costs	1,286	1,179
Contract liabilities	4,596	3,989
Current operating lease liability	1,571	1,912
Liability for uncertain tax positions	608	592
Total current liabilities	31,458	33,882
Other long-term liabilities	8	30
Long-term operating lease liability	941	1,224
Long-term contract liabilities	4,435	4,466
Deferred income tax liability	210	215
Total liabilities	$37,052	$39,817
Commitments and contingencies (Notes 2, 10, 12, and 17)
Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 1,000,000 shares; none issued	—	—
Common stock, $0.01 par value. Authorized 30,000,000 shares; 20,327,966 and 20,342,695 shares issued at March 31, 2022 and December 31, 2021, respectively; and 18,895,272 and 18,910,001 shares outstanding at March 31, 2022 and December 31, 2021, respectively	203	203
Additional paid-in capital	157,142	156,199
Accumulated deficit	(16,857)	(12,165)
Accumulated other comprehensive loss	(3,602)	(3,409)
	136,886	140,828
Less: treasury stock at cost, common stock, 1,432,694 shares as of March 31, 2022 and December 31, 2021	(11,851)	(11,851)
Total stockholders’ equity	125,035	128,977
Total liabilities and stockholders’ equity	$162,087	$168,794
See accompanying Notes to Unaudited Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except earnings per share amounts, unaudited)

	Three Months Ended
	March 31,
	2022	2021
Sales:
Product	$14,370	$18,432
Service	26,724	23,860
Net sales	41,094	42,292
Costs and expenses:
Costs of product sales	10,729	11,220
Costs of service sales	14,992	15,423
Research and development	4,649	4,567
Sales, marketing and support	8,357	7,546
General and administrative	7,075	7,143
Total costs and expenses	45,802	45,899
Loss from operations	(4,708)	(3,607)
Interest income	208	233
Interest expense	1	18
Other income (expense), net	138	(789)
Loss before income tax expense (benefit)	(4,363)	(4,181)
Income tax expense (benefit)	329	(153)
Net loss	$(4,692)	$(4,028)

Net loss per common share
Basic	$(0.25)	$(0.22)
Diluted	$(0.25)	$(0.22)

Weighted average number of common shares outstanding:
Basic	18,449	17,938
Diluted	18,449	17,938

See accompanying Notes to Unaudited Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands, unaudited)

	Three Months Ended
	March 31,
	2022	2021
Net loss	$(4,692)	$(4,028)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(193)	223
Other comprehensive (loss) income, net of tax(1)	(193)	223
Total comprehensive loss	$(4,885)	$(3,805)
(1) Tax impact was nominal for all periods.

See accompanying Notes to Unaudited Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2021	20,343	$203	$156,199	$(12,165)	$(3,409)	(1,433)	$(11,851)	$128,977
Net loss	—	—	—	(4,692)	—	—	—	(4,692)
Other comprehensive loss	—	—	—	—	(193)	—	—	(193)
Stock-based compensation	—	—	881	—	—	—	—	881
Issuance of common stock under employee stock purchase plan	22	—	193	—	—	—	—	193
Exercise of stock options and issuance of restricted stock awards, net of forfeitures	(37)	—	—	—	—	—	—	—
Taxes accrued for net share settlement of options	—	—	(131)	—	—	—	—	(131)
Balance at March 31, 2022	20,328	$203	$157,142	$(16,857)	$(3,602)	(1,433)	$(11,851)	$125,035

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2020	19,863	$199	$149,170	$(2,402)	$(3,232)	(1,433)	$(11,851)	$131,884
Net loss	—	—	—	(4,028)	—	—	—	(4,028)
Other comprehensive income	—	—	—	—	223	—	—	223
Stock-based compensation	—	—	932	—	—	—	—	932
Exercise of stock options and issuance of restricted stock awards, net of forfeitures	302	3	1,555	—	—	—	—	1,558
Balance at March 31, 2021	20,165	$202	$151,657	$(6,430)	$(3,009)	(1,433)	$(11,851)	$130,569

See accompanying Notes to Unaudited Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Three Months Ended
	March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(4,692)	$(4,028)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Provision for doubtful accounts	120	130
Depreciation and amortization	3,567	3,350
Deferred income taxes	(5)	—
Loss on disposals of fixed assets	151	452
Compensation expense related to stock-based awards and employee stock purchase plan	881	932
Unrealized currency translation (gain) loss	(50)	195
Changes in operating assets and liabilities:
Accounts receivable	(792)	3,537
Inventories	(1,026)	1,901
Prepaid expenses, other current assets, and current contract assets	(520)	(739)
Other non-current assets and non-current contract assets	626	930
Accounts payable	(7)	(3,219)
Contract liabilities and long-term contract liabilities	604	(613)
Accrued compensation, product warranty and other	(2,370)	2,169
Other long-term liabilities	—	1
Net cash (used in) provided by operating activities	$(3,513)	$4,998
Cash flows from investing activities:
Capital expenditures	(4,372)	(5,164)
Cash paid for acquisition of intangible asset	(14)	(16)
Proceeds from sale of fixed assets	—	100
Purchases of marketable securities	(1)	(2)
Maturities and sales of marketable securities	4,500	—
Net cash provided by (used in) investing activities	$113	$(5,082)
Cash flows from financing activities:
Proceeds from stock options exercised and employee stock purchase plan	183	1,566
Payment of finance lease	(66)	(96)
Net cash provided by financing activities	$117	$1,470
Effect of exchange rate changes on cash and cash equivalents	(57)	5
Net (decrease) increase in cash and cash equivalents	(3,340)	1,391
Cash and cash equivalents at beginning of period	11,376	12,578
Cash and cash equivalents at end of period	$8,036	$13,969
Supplemental disclosure of non-cash investing and financing activities:
Changes in accrued other and accounts payable related to property and equipment additions	$46	$175
Taxes accrued for net share settlement of options	$131	$—
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

The consolidated interim financial statements have not been audited by the Company’s independent registered public accounting firm and include all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations, and cash flows for the periods presented. These consolidated interim financial statements do not include all disclosures associated with annual financial statements and accordingly should be read in conjunction with the Company’s consolidated financial statements and related notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2021 filed on March 11, 2022 with the Securities and Exchange Commission. The results for the three months ended March 31, 2022 are not necessarily indicative of operating results for the remainder of the year.

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

On March 7, 2022, the Company announced that its President and Chief Executive Officer, Martin Kits van Heyningen, was retiring from his executive and Board roles after more than 40 years of service and assuming a consulting position with the Company. Brent C. Bruun, its Chief Operating Officer, has been appointed as our interim President and Chief Executive Officer. For the three months ended March 31, 2022, the Company accrued approximately $539 in consulting fess associated with a maximum of 50 hours of transition services through March 2023, which will be paid to Mr. Kits van Heyningen over the next 12 months. The associated expense is included in general and administrative expenses in the accompanying consolidated statements of operations. In addition, the Company agreed to a separation payment of $201, which was inclusive of any amount which he may have otherwise earned under the executive bonus plan for 2021. This amount is still accrued as of March 31, 2022. There were also modifications to Mr. Kits van Heyningen's stock option and restricted stock awards. Please see Note 5 for further discussion.

In March 2022, the Company also restructured its operations to reduce costs and better pursue a more focused strategy. The Company reduced its workforce by approximately 10% and expects reduced expenses from these actions beginning in the second quarter of 2022. For the three months ended March 31, 2022, the Company incurred $1,392 in severance and health insurance costs and $327 in legal and advisory fees, of which $913 was paid as of March 31, 2022. The combined expense of $1,719 was included in the financial statement line items of the accompanying consolidated statements of operations as follows: costs of product sales of $16, costs of service sales of $55, research and development of $387, sales, marketing and support of $797, and general and administrative expenses of $464. We expect to incur an additional $467 in severance payments for employees which have a severance date of June 30, 2022. There were also modifications to impacted employee's stock option and restricted stock awards. Please see Note 5 for further discussion.

(3)     Accounting Standards Issued and Not Yet Adopted

ASC Update No. 2016-13, ASC Update No. 2018-19, ASC Update No. 2019-04, ASC Update No. 2019-05, ASC Update No. 2019-10, ASC Update No. 2019-11, ASC Update No. 2020-02, and ASC Update No. 2022-02

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

In March 2022, the FASB issued ASC update 2022-02, Financial Instruments – Credit Losses (Topic 326) – Troubled Debt Restructurings and Vintage Disclosures. The vintage disclosure portion of this guidance is applicable to the Company, which requires that an entity disclose current-period gross write-offs by year of origination for financing receivables and net investment in leases within the scope of Subtopic 326-20. Gross write-off information must included the amortized cost basis of financing receivables by credit-quality indicator and class of financing receivable by year of origination.

As a smaller reporting company the effective date for Topic 326 will be the fiscal year beginning after December 15, 2022. The adoption of Update Nos. 2016-13, 2018-19, 2019-04, 2019-05, 2019-10, 2019-11, 2020-20 and 2022-02 is not expected to have a material impact on the Company's financial position or results of operations.

There are no other recent accounting pronouncements issued by the FASB that the Company expects would have a material impact on the Company's financial statements.

(4)    Marketable Securities

Marketable securities as of March 31, 2022 and December 31, 2021 consisted of the following:

March 31, 2022	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market mutual funds	$8,649	$—	$—	$8,649
Total marketable securities designated as available-for-sale	$8,649	$—	$—	$8,649

December 31, 2021	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market mutual funds	$13,147	$—	$—	$13,147
Total marketable securities designated as available-for-sale	$13,147	$—	$—	$13,147

Interest income from marketable securities was $1 and $2 during the three months ended March 31, 2022 and 2021, respectively.

(5)     Stockholder's Equity
(a) Stock Equity and Incentive Plan
The Company recognizes stock-based compensation in accordance with the provisions of ASC Topic 718, Compensation-Stock Compensation. Stock-based compensation expense was $859 and $924, excluding $22 and $8 of compensation charges related to our Amended and Restated 1996 Employee Stock Purchase Plan, or the ESPP, for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, there was $2,713 of total unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted-average period of 2.12 years. As of March 31, 2022, there was $2,756 of total unrecognized compensation expense related to restricted stock awards, which is expected to be recognized over a weighted-average period of 1.99 years.

Stock Options

During the three months ended March 31, 2022, upon the net exercise of 230 stock options, the Company issued 23 shares of common stock, 14 shares were surrendered to the Company to satisfy minimum tax withholding obligations, and 193 shares were cancelled. Additionally, during the three months ended March 31, 2022, no stock options were granted and 170 stock options expired, were canceled or were forfeited. During the three months ended March 31, 2021, 496 stock options were granted. The Company has estimated the fair value of each option grant on the date of grant using the Black-Scholes option-pricing model. The weighted average assumptions utilized to determine the fair value of options granted during the three months ended March 31, 2021 are as follows:

Three Months Ended March 31,
2021
Risk-free interest rate	0.92%
Expected volatility	44.98%
Expected life (in years)	4.28
Dividend yield	0%

During the three months ended March 31, 2022, there were accelerated vesting and extended exercised term modifications of stock options as it related to the retirement of Mr. Kits van Heyningen, which resulted in a reduction of approximately $85 in compensation cost. During the three months ended March 31, 2022, there were accelerated vesting term modifications of stock options for employees terminated as part of the Company's restructuring, which resulted in a reduction of approximately $81 in compensation cost.

As of March 31, 2022, there were 1,727 options outstanding with a weighted average exercise price of $10.23 per share and 771 options exercisable with a weighted average exercise price of $10.36 per share.

Restricted Stock

During the three months ended March 31, 2022, no shares of restricted stock were granted and 60 shares of restricted stock were forfeited. Additionally, during the three months ended March 31, 2022, 68 shares of restricted stock vested, of which no shares of common stock were surrendered to the Company as payment by employees in lieu of cash to satisfy minimum tax withholding obligations in connection with the vesting of restricted stock.
As of March 31, 2022, there were 362 shares of restricted stock outstanding that were still subject to service-based vesting conditions. During the three months ended March 31, 2022, there were accelerated vesting term modifications of restricted stock as it related to the retirement of Mr. Kits van Heyningen, which resulted in an acceleration in compensation expense of approximately $186. During the three months ended March 31, 2022, there were accelerated vesting term modifications of restricted stock for employees terminated as part of the Company's restructuring, which resulted in an acceleration in compensation expense of approximately $57.

As of March 31, 2022, the Company had no unvested outstanding options and no outstanding shares of restricted stock that were subject to performance-based or market-based vesting conditions.

(b) Employee Stock Purchase Plan

The Company's ESPP affords eligible employees the right to purchase common stock, via payroll deductions, through various offering periods at a purchase price equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. During the three months ended March 31, 2022 and 2021, 22 and 0 shares were issued under the ESPP plan, respectively. The Company recorded compensation charges related to the ESPP of $22 and $8 for the three months ended March 31, 2022 and 2021, respectively.

(c) Stock-Based Compensation Expense
The following table presents stock-based compensation expense, including under the ESPP, in the Company's consolidated statements of operations for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Cost of product sales	$74	$46
Cost of service sales	2	2
Research and development	141	156
Sales, marketing and support	186	190
General and administrative	478	538
	$881	$932

(d) Accumulated Other Comprehensive Loss (AOCI)

Comprehensive loss includes net loss and unrealized gains and losses from foreign currency translation. The components of the Company’s comprehensive loss and the effect on earnings for the periods presented are detailed in the accompanying consolidated statements of comprehensive loss.

The balances for the three months ended March 31, 2022 and 2021 are as follows:

	Foreign Currency Translation	Total Accumulated Other Comprehensive Loss
Balance, December 31, 2021	$(3,409)	$(3,409)
Other comprehensive loss	(193)	(193)
Net other comprehensive loss	(193)	(193)
Balance, March 31, 2022	$(3,602)	$(3,602)

	Foreign Currency Translation	Total Accumulated Other Comprehensive Loss
Balance, December 31, 2020	$(3,232)	$(3,232)
Other comprehensive income	223	223
Net other comprehensive income	223	223
Balance, March 31, 2021	$(3,009)	$(3,009)

(6)     Net Loss per Common Share

    Basic net loss per share is calculated based on the weighted average number of common shares outstanding during the period. Diluted net income per share incorporates the dilutive effect of common stock equivalent options, warrants and other convertible securities, if any, as determined with the treasury stock accounting method. For the three months ended March 31, 2022 and 2021, since there was a net loss, the Company excluded all 1,861 and 520, respectively, in outstanding stock options and non-vested restricted shares from its diluted loss per share calculation, as inclusion of these securities would have reduced the net loss per share.

A reconciliation of the basic and diluted weighted average common shares outstanding is as follows:

	Three Months Ended
	March 31,
	2022	2021
Weighted average common shares outstanding—basic	18,449	17,938
Dilutive common shares issuable in connection with stock plans	—	—
Weighted average common shares outstanding—diluted	18,449	17,938

(7)     Inventories

Inventories, net are stated at the lower of cost and net realizable value using the first-in first-out costing method. Inventories as of March 31, 2022 and December 31, 2021 include the costs of material, labor, and factory overhead. Components of inventories consist of the following:

	March 31, 2022	December 31, 2021
Raw materials	$15,831	$15,772
Work in process	4,481	4,035
Finished goods	5,353	4,833
	$25,665	$24,640

(8)     Property and Equipment

Property and equipment, net, as of March 31, 2022 and December 31, 2021 consist of the following:

	March 31, 2022	December 31, 2021
Land	$3,828	$3,828
Building and improvements	24,271	24,271
Leasehold improvements	471	472
Machinery and equipment	16,947	16,790
Revenue-generating assets	66,109	63,587
Office and computer equipment	15,976	15,395
Motor vehicles	31	31
	127,633	124,374
Less accumulated depreciation	(67,032)	(64,260)
	$60,601	$60,114

Depreciation expense was $3,373 and $3,074 for the three months ended March 31, 2022 and 2021, respectively.

Certain revenue-generating hardware assets are utilized by the Company in the delivery of the Company's airtime services, media and other content.

(9)     Product Warranty

The Company’s products carry standard limited warranties that range from one to two years and vary by product. The warranty period begins on the date of retail purchase or lease by the original purchaser. The Company accrues estimated product warranty costs at the time of sale and any additional amounts are recorded when such costs are probable and can be reasonably estimated. Factors that affect the Company’s warranty liability include the number of units sold or leased, historical and anticipated rates of warranty repairs and the cost per repair. Warranty and related costs are reflected within sales, marketing and support in the accompanying consolidated statements of operations. As of March 31, 2022 and December 31, 2021, the Company had accrued product warranty costs of $1,286 and $1,179, respectively.

The following table summarizes product warranty activity during 2022 and 2021:

	Three Months Ended
	March 31,
	2022	2021
Beginning balance	$1,179	$1,812
Charges to expense	279	61
Costs incurred	(172)	(239)
Ending balance	$1,286	$1,634

(10)     Debt

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

Line of Credit

Effective October 30, 2018, the Company entered into an amended and restated three-year senior secured credit facility agreement (the 2018 Credit Agreement) with Bank of America, N.A., as Administrative Agent, and the lenders named from time to time as parties thereto (the 2018 Lenders), which included a reducing revolving credit facility (the 2018 Revolver) of up to $20,000 initially and reducing to $15,000 on December 31, 2019, to be used for general corporate purposes. The Company's obligations under the 2018 Credit Agreement are secured by substantially all of its assets and the pledge of equity interests in certain of its subsidiaries. As of March 31, 2022, no amounts were outstanding under the 2018 Revolver.

Borrowings under the 2018 Revolver are subject to the satisfaction of various conditions precedent at the time of each borrowing, including the continued accuracy of the Company’s representations and warranties and the absence of any default under the 2018 Credit Agreement. As of March 31, 2022, the Company was only able to drawn on $12,400 of the $15,000 facility due to covenant restrictions.

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

On October 29, 2021, the Company amended the 2018 Credit Agreement to maintain the $15,000 2018 Revolver, extend the maturity date of the 2018 Revolver to October 28, 2022, eliminate the Consolidated Fixed Charge Coverage Ratio financial covenant, add a minimum trailing four-quarter Consolidated Adjusted EBITDA financial covenant of $3,000, modify the definition of Consolidated Adjusted EBITDA, modify the interest rate margins and certain lender fees, and transition the interest rate provisions based on LIBOR to the Bloomberg Short Term Bank Yield Index. In addition, Bank of America became the sole lender under the 2018 Credit Agreement. The Company was in compliance with these financial covenants as of March 31, 2022.

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

The mobile connectivity segment primarily manufactures and distributes a comprehensive family of mobile satellite antenna products and services that provide access to television, the Internet and voice services while on the move. Product sales within the mobile connectivity segment accounted for 16% of the Company's consolidated net sales for both the three months ended March 31, 2022 and 2021. Service sales of mini-VSAT Broadband airtime service accounted for 58% and 51% of the Company's consolidated net sales for the three months ended March 31, 2022 and 2021, respectively.
The inertial navigation segment manufactures and distributes a portfolio of digital compass and fiber optic gyro (FOG)-based systems that address the rigorous requirements of military and commercial customers and provide reliable, easy-to-use and continuously available navigation and pointing data. The principal product categories in this segment include the FOG-based inertial measurement units (IMUs) for precision guidance, FOGs for tactical navigation as well as pointing and stabilization systems, and digital compasses that provide accurate heading information for demanding applications, security, automation and access control equipment and systems. Sales of FOG-based guidance and navigation systems within the inertial navigation segment accounted for 17% and 14% of the Company's consolidated net sales for the three months ended March 31, 2022 and 2021, respectively. TACNAV product sales accounted for 2% and 12% of the Company's consolidated net sales for the three months ended March 31, 2022 and 2021, respectively

No other single product class accounts for 10% or more of the Company's consolidated net sales.

The Company operates in a number of major geographic areas, including internationally. Revenues from international locations primarily include Canada, European Union countries, and other European countries, as well as countries in Africa, Asia/Pacific, the Middle East, and India. Revenues are based upon customer location and internationally represented 64% and 62% of consolidated net sales for the three months ended March 31, 2022 and 2021, respectively. Sales to Singapore customers represented 12% and 10% of the Company's consolidated net sales for the three months ended March 31, 2022 and 2021, respectively. No other individual foreign country represented 10% or more of the Company's consolidated net sales for the three months ended March 31, 2022 and 2021.

As of March 31, 2022 and December 31, 2021, the long-lived tangible assets related to the Company’s international subsidiaries were less than 10% of the Company’s long-lived tangible assets.

Net sales and operating income (loss) for the Company's reporting segments and the Company's loss before income tax expense (benefit) for the three months ended March 31, 2022 and 2021 were as follows:

	Three Months Ended
	March 31,
	2022	2021
Net sales:
Mobile connectivity	$33,151	$30,507
Inertial navigation	7,943	11,785
Consolidated net sales	$41,094	$42,292

Operating income (loss):
Mobile connectivity	$1,305	$(397)
Inertial navigation	(460)	2,090
Subtotal	845	1,693
Unallocated, net	(5,553)	(5,300)
Loss from operations	(4,708)	(3,607)
Net interest and other income (expense), net	345	(574)
Loss before income tax expense (benefit)	$(4,363)	$(4,181)

Depreciation expense and amortization expense for the Company's reporting segments for the three months ended March 31, 2022 and 2021 were as follows:

	Three Months Ended
	March 31,
	2022	2021
Depreciation expense:
Mobile connectivity	$2,892	$2,521
Inertial navigation	308	384
Unallocated	173	169
Total consolidated depreciation expense	$3,373	$3,074

Amortization expense:
Mobile connectivity	$194	$276
Inertial navigation	—	—
Unallocated	—	—
Total consolidated amortization expense	$194	$276

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

The following tables present financial assets and liabilities at March 31, 2022 and December 31, 2021 for which the Company measures fair value on a recurring basis, by level, within the fair value hierarchy:

March 31, 2022	Total	Level 1	Level 2	Level 3	Valuation Technique
Assets
Money market mutual funds	$8,649	$8,649	$—	$—	(a)

December 31, 2021	Total	Level 1	Level 2	Level 3	Valuation Technique
Assets
Money market mutual funds	$13,147	$13,147	$—	$—	(a)
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

Assets Measured and Recorded at Fair Value on a Nonrecurring Basis

The Company's non-financial assets, such as goodwill, intangible assets, and other long-lived assets resulting from business combinations, are measured at fair value using income approach valuation methodologies at the date of acquisition and subsequently re-measured if indications of impairment exist. There was no impairment of the Company's non-financial assets noted as of March 31, 2022. The Company does not have any liabilities that are recorded at fair value on a non-recurring basis.

(14)     Goodwill and Intangible Assets

Goodwill

The following table sets forth the changes in the carrying amount of goodwill for the three months ended March 31, 2022:

Amounts
Balance at December 31, 2021	$6,570
Foreign currency translation adjustment	(61)
Balance at March 31, 2022	$6,509
Intangible Assets

The changes in the carrying amount of intangible assets during the three months ended March 31, 2022 are as follows:

Amounts
Balance at December 31, 2021	$1,287
Amortization expense	(194)
Intangible assets acquired in asset acquisition	14
Foreign currency translation adjustment	(24)
Balance at March 31, 2022	$1,083

Intangible assets arose from the acquisition of KVH Media Group (acquired as Headland Media Limited) in May 2013. These intangible assets are being amortized on a straight-line basis over the estimated useful life of 10 years for acquired subscriber relationships. The intangible assets were recorded in pounds sterling and fluctuations in exchange rates cause these amounts to increase or decrease from time to time.

In January 2017, the Company completed the acquisition of certain subscriber relationships from a third party. This acquisition did not meet the definition of a business under ASC 2017-01, Business Combinations (Topic 805)-Clarifying the Definition of a Business, which the Company adopted on October 1, 2016. The Company ascribed $100 of the initial purchase price to the acquired subscriber relationships definite-lived intangible assets with an initial estimated useful life of 10 years. Under the asset purchase agreement, the purchase price includes a component of contingent consideration under which the Company is required to pay a percentage of recurring revenues received from the acquired subscriber relationships through 2026 up to a maximum annual payment of $114. As of March 31, 2022, the carrying value of the intangible assets acquired in the asset acquisition was $422. As the acquisition did not represent a business combination, the contingent consideration arrangement is recognized only when the contingency is resolved and the consideration is paid or becomes payable. The amounts payable under the contingent consideration arrangement, if any, will be included in the measurement of the cost of the acquired subscriber relationships. An additional $14 and $16 of consideration was earned under the contingent consideration arrangement during the three months ended March 31, 2022 and 2021, respectively.

Acquired intangible assets are subject to amortization. The following table summarizes acquired intangible assets at March 31, 2022 and December 31, 2021, respectively:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
March 31, 2022
Subscriber relationships	$8,023	$6,940	$1,083
Distribution rights	315	315	—
Internally developed software	446	446	—
Proprietary content	153	153	—
Intellectual property	2,284	2,284	—
	$11,221	$10,138	$1,083
December 31, 2021
Subscriber relationships	$8,033	$6,746	$1,287
Distribution rights	315	315	—
Internally developed software	446	446	—
Proprietary content	153	153	—
Intellectual property	2,284	2,284	—
	$11,231	$9,944	$1,287

Amortization expense related to intangible assets was $194 and $276 for the three months ended March 31, 2022 and 2021, respectively. Amortization expense was categorized as general and administrative expense.

As of March 31, 2022, the total weighted average remaining useful lives of the definite-lived intangible assets was 1.3 years.

Estimated future amortization expense remaining at March 31, 2022 for intangible assets acquired was as follows:

Years ending December 31,

Remainder of 2022	$573
2023	311
2024	63
2025	63
2026	63
Thereafter	10
Total future amortization expense	$1,083

For definite-lived intangible assets, the Company assesses the carrying value of these assets whenever events or circumstances indicate that the carrying value may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset, or asset group, to the future undiscounted cash flows expected to be generated by the asset, or asset group. There were no events or changes in circumstances during the first quarter of 2022 which indicated that an assessment of the impairment of goodwill and intangible assets was required.

(15)     Revenue from Contracts with Customers (ASC 606)

In accordance with ASC 606, revenue is recognized when a customer obtains control of promised products and services. The amount of revenue recognized reflects the consideration which the Company expects to be entitled to receive in exchange for these products and services.

Disaggregation of Revenue

The following table summarizes net sales from contracts with customers for the three months ended March 31, 2022 and 2021:

	Three Months Ended
	March 31,
	2022	2021
Mobile connectivity product, transferred at point in time	$6,107	$6,088
Mobile connectivity product, transferred over time	456	803
Mobile connectivity service	26,588	23,616
Inertial navigation product	7,807	11,541
Inertial navigation service	136	244
Total net sales	$41,094	$42,292

Revenue recognized during the three months ended March 31, 2022 and 2021 from amounts included in contract liabilities at the beginning of the period was $452 and $773, respectively.

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

No single customer accounted for 10% or more of consolidated net sales for the three months ended March 31, 2022 or 2021 or accounts receivable at March 31, 2022 or December 31, 2021.

Certain components from third parties used in the Company’s products are procured from single sources of supply. The failure of a supplier, including a subcontractor, to deliver on schedule could delay or interrupt the Company’s delivery of products and thereby materially adversely affect the Company’s revenues and operating results.

(16)     Income Taxes

The Company’s effective tax rate for the three months ended March 31, 2022 was (7.5)% compared with 3.7% for the corresponding period in the prior year. The effective income tax rate is based on estimated income for the year, the estimated composition of the income in different jurisdictions and discrete adjustments, if any, in the applicable periods, including retroactive changes in tax legislation, settlements of tax audits or assessments, and the resolution or identification of tax position uncertainties.

For the three months ended March 31, 2022 and 2021, the effective tax rates were lower than the statutory tax rate primarily due to the Company maintaining a valuation allowance reserve on its US deferred tax assets and to the composition of income from foreign jurisdictions taxed at lower rates.

As of March 31, 2022 and December 31, 2021, the Company had reserves for uncertain tax positions of $608 and $592, respectively. There were no material changes during the three months ended March 31, 2022 to the Company’s reserve for uncertain tax positions. The Company estimates that it is reasonably possible that the balance of unrecognized tax benefits as of March 31, 2022 may decrease $19 in the next twelve months as a result of a lapse of statutes of limitations and settlements with taxing authorities.

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

(17)     Leases

Lessee

The Company has operating leases for office facilities, equipment, and satellite service capacity and related equipment. Lease expense was $544 and $977 for the three months ended March 31, 2022 and 2021, respectively. Short-term operating lease costs were $55 and $57 for the three months ended March 31, 2022 and 2021, respectively. Sublease income was $35 and $34 for the three months ended March 31, 2022 and 2021, respectively. Maturities of lease liabilities as of March 31, 2022 under operating leases having an initial or remaining non-cancelable term of one year or more are as follows:

Remainder of 2022	$1,456
2023	780
2024	392
2025	14
Total minimum lease payments	$2,642

Less amount representing interest	$(130)
Present value of net minimum operating lease payments	$2,512
Less current installments of obligation under current-operating lease liabilities	$1,571
Obligations under long-term operating lease liabilities, excluding current installments	$941

Weighted-average remaining lease term - operating leases (years)	1.74
Weighted-average discount rate - operating leases	5.50%

During the first quarter of 2018, the Company entered into a five-year financing lease for three satellite hubs for its HTS network. During the first quarter of 2021, the terms of this lease were adjusted and the Company discontinued use of two satellite hubs and was released from the related payment obligation in exchange for additional satellite service capacity. As of March 31, 2022, the gross cost and accumulated amortization associated with this lease for the remaining satellite hub is included in revenue generating assets and amounted to $1,268 and $755, respectively. The obligation under capital leases are stated at the present value of minimum lease payments.

The property and equipment held under this financing lease are amortized on a straight-line basis over the seven-year estimated useful life of the asset, since the lease meets the bargain purchase option criteria. Amortization of assets held under financing leases is included within depreciation expense. Depreciation expense for the remaining capital assets was $45 for both the three months ended March 31, 2022 and 2021.

The future minimum lease payments under this financing lease as of March 31, 2022 are:

Remainder of 2022	$198
2023	22
Total minimum lease payments	$220

Less amount representing interest	$(2)
Present value of net minimum financing lease payments	$218
Less current installments of obligation under accrued other	$218
Obligations under other long-term liabilities, excluding current installments	$—

Weighted-average remaining lease term - finance leases (years)	0.92
Weighted-average discount rate - finance leases	1.53%

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

The current portion of the net investment in these leases was $3,813 as of March 31, 2022 and the non-current portion of the net investment in these leases was $6,119 as of March 31, 2022. The current portion of the net investment in the leases is included in accounts receivable, net of allowance for doubtful accounts on the accompanying consolidated balance sheets and the non-current portion of the net investment in these leases is included in other non-current assets on the accompanying consolidated balance sheets. Interest income from sales-type leases was $207 and $231 during the three months ended March 31, 2022 and 2021, respectively.

The future undiscounted cash flows from these leases as of March 31, 2022 are:

Remainder of 2022	$3,487
2023	3,526
2024	2,598
2025	1,214
2026	393
2027	7
Total undiscounted cash flows	$11,225

Present value of lease payments	$9,932
Difference between undiscounted cash flows and discounted cash flows	$1,293

In 2021, the Company entered into three-year leases for its TracPhone mini-VSAT systems, in which ownership of the hardware does not transfer to the lessee by the end of the lease term. As a result, and in light of other factors indicated in ASC 842, these leases are classified as operating leases.

As of March 31, 2022, the gross costs and accumulated depreciation associated with these operating leases are included in revenue generating assets and amounted to $1,735 and $236, respectively. They are depreciated on a straight-line basis over a five-year estimated useful life. Depreciation expense for these assets was $82 for the three months ended March 31, 2022.

Lease revenue recognized was $126 for the three months ended March 31, 2022.

As of March 31, 2022, minimum future lease payments to be recognized on the operating leases are as follows:

2022	$396
2023	527
2024	321
2025	13
Total	$1,257

(18)     Subsequent Events

On April 29, 2022, KVH Media Group Limited, the Company's wholly owned subsidiary, closed on a stock sale of its subsidiary KVH Media Group Entertainment Limited, which is in the KVH Media Group reporting unit of its mobile connectivity segment for net proceeds of approximately $2,500. This transaction did not meet the criteria as an asset held for sale or a discontinued operation under ASC 205-20.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Introduction

The statements included in this quarterly report on Form 10-Q, other than statements of historical fact, are forward-looking statements. Examples of forward-looking statements include statements regarding our future financial results, operating results, business strategies, projected costs, products and services, competitive positions and plans, customer preferences, consumer trends, anticipated product development, and objectives of management for future operations. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” or the negative of these terms or other comparable terminology. Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed in the section entitled “Risk Factors” in Item 1A of Part I of our annual report on Form 10-K for the year ended December 31, 2021. These and many other factors could affect our future financial and operating results, and could cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by us or on our behalf. For example, our expectations regarding certain items as a percentage of sales assume that we will achieve our anticipated sales goals. The following discussion and analysis should be read in conjunction with our consolidated interim financial statements and related notes appearing elsewhere in this report.

Overview

We design, develop, manufacture and market mobile connectivity products and services for the marine and land mobile markets, and inertial navigation products for the defense and commercial markets. Our reporting segments are as follows:

•the mobile connectivity segment and
•the inertial navigation segment.

Through these segments, we manufacture and sell our solutions in a number of major geographic areas, including internationally. We generate a majority of our revenues from various international locations, primarily consisting of Singapore, Canada, countries in Europe, countries in Africa, other Asia/Pacific countries, the Middle East, and India.

Disposition of Assets

On April 29, 2022, we sold our subsidiary, KVH Media Group Entertainment Limited, for net proceeds of approximately $2.5 million. The subsidiary, which formed part of the KVH Media Group reporting unit of our mobile connectivity segment, operated the radio portion of the KVH Media Group business. The transaction did not meet the criteria as an asset held for sale or a discontinued operation under ASC 205-20.

Management Transition and Restructuring

On March 7, 2022, we announced that our President and Chief Executive Officer, Martin Kits van Heyningen, was retiring from his executive and Board roles after more than 40 years of service and assuming a consulting position with us. The Board of Directors has engaged an executive search firm to identify a new Chief Executive Officer. Brent C. Bruun, our Chief Operating Officer, has been appointed as our interim President and Chief Executive Officer. We have incurred approximately $0.5 million of costs associated with the management transition through March 31, 2022, including a separation payment, consulting fees and health insurance coverage for Mr. Kits van Heyningen, as well as professional and advisory fees, and expect to continue to incur ongoing compensation expenses until March 2023.

In March 2022, we also restructured our operations to reduce costs and better pursue a more focused strategy. We reduced our workforce by approximately 10% and expect to reduce expenses from these actions. Approximately $1.7 million of costs were incurred in the first quarter of 2022, with the benefit to earnings expected to begin in the second quarter of 2022.

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

Sales by Segment

We generate sales primarily from the sale of our mobile connectivity products and services and our inertial navigation products and services. The following table provides, for the periods indicated, our sales by segment:

	Three Months Ended
	March 31,
	2022	2021
	(in thousands)
Mobile connectivity	$33,151	$30,507
Inertial navigation	7,943	11,785
Net sales	$41,094	$42,292

Product sales within the mobile connectivity segment accounted for 16% of our consolidated net sales for both the three months ended March 31, 2022 and 2021. Sales of mini-VSAT Broadband airtime service accounted for 58% and 51% of our consolidated net sales for the three months ended March 31, 2022 and 2021, respectively.

Within our inertial navigation segment, net sales of FOG-based guidance and navigation systems accounted for 17% and 14% of our consolidated net sales for the three months ended March 31, 2022 and 2021, respectively. TACNAV product sales accounted for 2% and 12% of our consolidated net sales for the three months ended March 31, 2022 and 2021, respectively.

No other single product class accounted for 10% or more of our consolidated net sales for the three months ended March 31, 2022 or 2021. No individual customer accounted for 10% or more of our consolidated net sales for the three months ended March 31, 2022 or 2021.

We operate in a number of major geographic areas across the globe. We generate our international net sales, based upon customer location, primarily from customers located in Singapore, Canada, countries in Europe, countries in Africa, other Asia/Pacific countries, the Middle East, and India. Revenues are based upon customer location and internationally represented 64% and 62% of our consolidated net sales for the three months ended March 31, 2022 and 2021, respectively. Sales to Singapore customers represented 12% and 10% of our consolidated net sales for the three months ended March 31, 2022 and 2021. See Note 11 to our consolidated interim financial statements for more information on our segments. No other individual foreign country represented 10% or more of the our consolidated net sales for the three months ended March 31, 2022 and 2021.

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

	Three Months Ended
	March 31,
	2022	2021
	(in thousands)
Research and development expense presented on the statement of operations	$4,649	$4,567
Costs of customer-funded research and development included in costs of service sales	17	411
Total consolidated statements of operations expenditures on research and development activities	$4,666	$4,978

Supply Chain

During the three months ended March 31, 2022, the Company continued to experience delays in the availability and delivery of certain raw material components, which has impacted our manufacturing as well as resulted in shipping delays in getting products out to our customers. We also experienced increase in raw material costs, which we expect to continue throughout 2022. We are continuing to monitor global developments and are prepared to implement any actions that we determine to be necessary to sustain our business.

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated interim financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these interim financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosure at the date of our interim financial statements. Our significant accounting policies are summarized in Note 1 to the consolidated financial statements in our annual report on Form 10-K for the year ended December 31, 2021.

Critical accounting estimates are those estimates made that involve a significant level of estimation uncertainty and have had or are reasonably likely to have an impact on our statement of operations. As described in our annual report on Form 10-K for the year ended December 31, 2021, our accounting policies for goodwill, intangible assets, and other long-lived assets were the only estimates critical to an understanding and evaluation of our consolidated financial statements. We have reviewed our accounting policies and critical accounting estimates and determined that these remain our most critical accounting policies and estimates for the three months ended March 31, 2022.

Readers should refer to our annual report on Form 10-K for the year ended December 31, 2021 under “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Critical Accounting Estimates” for descriptions of these policies and estimates, as well as the notes to the consolidated interim financial statements included elsewhere within this report.

Results of Operations
The following table provides, for the periods indicated, certain financial data expressed as a percentage of net sales:

	Three Months Ended
	March 31,
	2022	2021
Sales:
Product	35.0%	43.6%
Service	65.0	56.4
Net sales	100.0	100.0
Cost and expenses:
Costs of product sales	26.1	26.5
Costs of service sales	36.5	36.5
Research and development	11.3	10.8
Sales, marketing and support	20.3	17.8
General and administrative	17.2	16.9
Total costs and expenses	111.4	108.5
Loss from operations	(11.4)	(8.5)
Interest income	0.5	0.6
Interest expense	—	—
Other income (expense), net	0.3	(1.9)
Loss before income tax expense (benefit)	(10.6)	(9.8)
Income tax expense (benefit)	0.8	(0.4)
Net loss	(11.4)%	(9.4)%

Three months ended March 31, 2022 and 2021

Net Sales

As discussed further under the heading "Segment Discussion" below, product sales decreased $4.1 million, or 22%, to $14.4 million for the three months ended March 31, 2022 from $18.4 million for the three months ended March 31, 2021, due to a decrease in inertial navigation product sales of $3.7 million and a decrease of $0.3 million in mobile connectivity product sales. Service sales for the three months ended March 31, 2022 increased $2.9 million, or 12%, to $26.7 million from $23.9 million for the three months ended March 31, 2021 due to an increase in mobile connectivity service sales of $3.0 million, partially offset by a decrease in inertial navigation service sales of $0.1 million.

Costs of Sales

    Costs of sales consists of costs of product sales and costs of service sales. Costs of sales decreased by $0.9 million, or 3%, in the three months ended March 31, 2022 to $25.7 million from $26.6 million in the three months ended March 31, 2021. The decrease in costs of sales was driven by a $0.5 million decrease in costs of product sales and a $0.4 million decrease in costs of service sales. As a percentage of net sales, costs of sales was 63% for both the three months ended March 31, 2022 and 2021.

Our costs of product sales consist primarily of materials, manufacturing overhead, and direct labor used to produce our products. For the three months ended March 31, 2022, costs of product sales decreased by $0.5 million, or 4%, to $10.7 million from $11.2 million in the three months ended March 31, 2021. As a percentage of product sales, costs of product sales were 75% and 61% for the three months ended March 31, 2022 and 2021, respectively. Inertial navigation costs of product sales decreased by $0.8 million, or 13%, primarily due to a $1.3 million decrease in our TACNAV costs of product sales and a $0.2 million decrease in expensed material and other manufacturing period costs, partially offset by a $0.8 million increase in FOG and OEM products. Inertial navigation costs of product sales as a percentage of inertial navigation product sales were 68% and 53% for the three months ended March 31, 2022 and 2021, respectively. The increase was primarily driven by product mix with a decrease in higher margin TACNAV product sales. Mobile connectivity costs of product sales increased by $0.3 million, or 6%, primarily due to an increase in our marine mobile connectivity cost of product sales. Mobile connectivity costs of product sales as a percentage of mobile connectivity product sales were 83% and 74% for the three months ended March 31, 2022 and 2021, respectively. The increase was primarily driven by product mix within our marine mobile connectivity cost of product sales.

Our costs of service sales consist primarily of satellite service capacity, depreciation, service network overhead expense associated with our mini-VSAT Broadband network infrastructure, direct network service labor, Inmarsat service costs, product installation costs, engineering and related direct costs associated with customer-funded research and development, media materials and distribution costs, and service repair materials. For the three months ended March 31, 2022, costs of service sales decreased by $0.4 million, or 3%, to $15.0 million from $15.4 million for the three months ended March 31, 2021. As a percentage of service sales, costs of service sales were 56% and 65% for the three months ended March 31, 2022 and 2021, respectively. Inertial navigation costs of service sales decreased by $0.4 million, or 86%, due to a decrease in contract engineering services sales. Inertial navigation costs of service sales as a percentage of inertial navigation service sales were 49% and 192% for the three months ended March 31, 2022 and 2021, respectively. This decrease in costs of inertial navigation service sales was primarily due to a decrease in costs relating to an engineering and services development contract from a major U.S. defense contractor. Mobile connectivity costs of service sales decreased by less than $0.1 million year-over-year. Mobile connectivity costs of service sales as a percentage of mobile connectivity service sales were 56% and 63% for the three months ended March 31, 2022 and 2021, respectively. This decrease was primarily driven by the shut down of our legacy Arclight network, partially offset by an increase in costs associated with our HTS network due to increased capacity required for additional customers.

Operating Expenses

    Research and development expense consists of direct labor, materials, external consultants, and related overhead costs that support our internally funded product development and product sustaining engineering activities. Research and development expense for the three months ended March 31, 2022 increased by $0.1 million, or 2%, to $4.6 million. The primary reason for the increase in research and development expense was a $0.4 million increase in costs related to the reduction in our workforce in March 2022 and a $0.4 million decrease in funded engineering expenses. There was also a corresponding reallocation of the expense of the underlying engineering work from costs of service sales, where funded engineering expenses are reflected, to research and development expense, where unfunded engineering expenses are reflected. These increases were partially offset by a $0.5 million decrease in salaries, benefits and taxes (excluding costs associated with the previously mentioned reduction in force) and a $0.3 million decrease in consulting fees. As a percentage of net sales, research and development expense was 11% for both the three months ended March 31, 2022 and 2021.

    Sales, marketing, and support expense consists primarily of salaries and related expenses for sales and marketing personnel, commissions for both in-house and third-party representatives, costs related to the co-development of certain content, other sales and marketing support costs such as advertising, literature and promotional materials, product service personnel and support costs, warranty-related costs and bad debt expense. Sales, marketing and support expense also includes the operating expenses of our sales office subsidiaries in Denmark, Singapore, Brazil, and Japan. Sales, marketing and support expense for the three months ended March 31, 2022 increased by $0.8 million, or 11%, to $8.4 million from $7.5 million for the three months ended March 31, 2021. The increase in sales, marketing and support expense resulted primarily from a $0.7 million increase in salaries, benefits and taxes, which was driven by costs related to the reduction in our workforce in March 2022. As a percentage of net sales, sales, marketing and support expense was 20% and 18% for the three months ended March 31, 2022 and 2021, respectively.

    General and administrative expense consists of costs attributable to management, finance and accounting, information technology, human resources, certain outside professional services, and other administrative costs. General and administrative expense for the three months ended March 31, 2022 decreased by $0.1 million, or 1%, to $7.1 million. The decrease in general and administrative expense resulted primarily from a $0.5 million decrease in professional fees, primarily arising from a stockholder’s nomination of a competing slate of directors at our annual meeting of stockholders in 2021. This decrease in expense was offset by a $0.6 million increase in salaries, benefits and taxes, which was driven by $0.5 million of expenses related to the separation and retirement of Mr. Kits van Heyningen in March 2022. As a percentage of net sales, general and administrative expense was 17% for both the three months ended March 31, 2022 and 2021.

Interest and Other Income (Expense), Net

    Interest income represents interest earned on our cash and cash equivalents, as well as from investments and our sale-type lease receivables. Interest income remained flat period-over-period at $0.2 million for both the three months ended March 31, 2022 and 2021. Interest expense remained flat period-over-period at less than $0.1 million for both the three months ended March 31, 2022 and 2021. Other income (expense), net increased to other income of $0.1 million for the three months ended March 31, 2022 from other expense of $0.8 million for the prior period primarily due to an increase in foreign exchange gains from our UK operations.

Income Tax Expense (Benefit)

    Income tax expense for the three months ended March 31, 2022 was $0.3 million and related to taxes on income earned in foreign jurisdictions. Income tax benefit for the three months ended March 31, 2021 was $0.2 million and related to losses generated in foreign jurisdictions.

Segment Discussion - Three months ended March 31, 2022 and 2021

Our net sales by segment for the three months ended March 31, 2022 and 2021 were as follows:

			Change
	For the three months ended March 31,		2022 vs. 2021
	2022	2021	$	%
	(dollars in thousands)
Mobile connectivity sales:
Product	$6,563	$6,891	$(328)	(5)%
Service	26,588	23,616	2,972	13%
Net sales	$33,151	$30,507	$2,644	9%

Inertial navigation sales:
Product	$7,807	$11,541	$(3,734)	(32)%
Service	136	244	(108)	(44)%
Net sales	$7,943	$11,785	$(3,842)	(33)%

Operating income (loss) by segment for the three months ended March 31, 2022 and 2021 were as follows:

			Change
	For the three months ended March 31,		2022 vs. 2021
	2022	2021	$	%
	(dollars in thousands)
Mobile connectivity	$1,305	$(397)	$1,702	429%
Inertial navigation	(460)	2,090	(2,550)	(122)%
	$845	$1,693	$(848)	(50)%
Unallocated	(5,553)	(5,300)	(253)	(5)%
Loss from operations	$(4,708)	$(3,607)	$(1,101)	(31)%

Mobile Connectivity Segment

Net sales in the mobile connectivity segment increased by $2.6 million, or 9%, for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. Mobile connectivity product sales decreased by $0.3 million, or 5%, to $6.6 million for the three months ended March 31, 2022 from $6.9 million for the three months ended March 31, 2021. The decrease in mobile connectivity product sales was primarily due to a $0.5 million decrease in TracVision product sales. The decrease in TracVision product sales was primarily due to a decrease in sales volume.

Mobile connectivity service sales increased by $3.0 million, or 13%, to $26.6 million for the three months ended March 31, 2022 from $23.6 million for the three months ended March 31, 2021. The increase was primarily due to an $2.7 million increase in our mini-VSAT service sales compared to the three months ended March 31, 2021.

Consistent with our previously disclosed plans, we shut down our legacy Arclight network at midnight on December 31, 2021. Virtually all costs associated with that network have ceased. Although we expect to incur additional costs on our HTS network to service the customers who have migrated from the legacy network, during the three months ended March 31, 2022 we saw margin improvement in our mini-VSAT services. We are continuing with the migration/transition of legacy network customers who did not migrate by December 31, 2021. As of December 31, 2021, the monthly recurring revenue associated with those customers was approximately $0.3 million. During the three months ended March 31, 2022, we re-signed a total of $0.1 million of recurring monthly revenue from former legacy network customers. We expect to continue re-signing former legacy network customers throughout 2022, particularly in the spring as seasonal leisure customers commission their vessels for the summer. However, we do not expect that we will succeed in re-signing all of them. For the full year, we expect airtime revenue growth but at a lower rate than we saw in 2021.

Operating income for the mobile connectivity segment increased by $1.7 million for the three months ended March 31, 2022 to operating income of $1.3 million as compared to an operating loss of $0.4 million for the three months ended March 31, 2021. This increase resulted primarily from an increase in sales less associated costs of $2.4 million, partially offset by a $0.7 million increase in salaries, benefits and taxes, which was primarily driven by $1.0 million of costs related to the reduction in our workforce in March 2022.

Inertial Navigation Segment

Net sales in the inertial navigation segment decreased $3.8 million, or 33%, for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. Inertial navigation product sales decreased by $3.7 million, or 32%, to $7.8 million for the three months ended March 31, 2022 from $11.5 million for the three months ended March 31, 2021. This decrease was primarily due to a $4.5 million decrease in TACNAV product sales, partially offset by a $0.8 million increase in sales of our FOG and OEM products.

Inertial navigation service sales decreased $0.1 million, or 44%, to $0.1 million for the three months ended March 31, 2022 from $0.2 million for the three months ended March 31, 2021.

Our operating loss for the inertial navigation segment increased by $2.6 million to an operating loss of $0.5 million for the three months ended March 31, 2022 as compared to operating income of $2.1 million for the three months ended March 31, 2021. This increase was primarily due to the decrease in sales less associated costs of $2.6 million and a $0.2 million increase in costs related to the reduction in our workforce in March 2022. These increases were partially offset by a $0.4 million decrease in salaries, benefits and taxes (excluding costs associated with the previously mentioned reduction in force).

Unallocated

Certain corporate-level costs have not been allocated because they are not directly attributable to either segment. These costs primarily consist of broad corporate functions, including executive, legal, finance, information technology, and costs associated with corporate actions.

Unallocated operating loss increased $0.3 million, or 5%, for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 primarily due to a $0.8 million increase in salaries, benefits and taxes, which was primarily driven by $0.5 million of expenses related to the separation and retirement of Mr. Kits van Heyningen in March 2022. This increase was partially offset by a $0.5 million decrease in non-recurring legal and advisory fees. In 2021, these fees were incurred as a result of a stockholder’s nomination of a competing slate of directors for our annual meeting of stockholders.

Backlog

Backlog is not a meaningful indicator for predicting revenue in future periods. Commercial resellers for our mobile connectivity products and legacy products typically do not carry extensive inventories and rely on us to ship products quickly. Generally, due to rapid delivery of our commercial products, our backlog for those products is not significant.

Our backlog for all products and services was $25.1 million and $23.9 million as of March 31, 2022 and December 31, 2021, respectively. As of March 31, 2022, $17.0 million of our backlog was scheduled for fulfillment in 2022, $1.6 million was scheduled for fulfillment in 2023, and $6.4 million was scheduled for fulfillment in 2024 through 2026.

Backlog consists of orders evidenced by written agreements and specified delivery dates for customers who are acceptable credit risks. We do not include satellite connectivity service sales in our backlog even though many of our satellite connectivity customers have signed annual or multi-year service contracts providing for a fixed monthly fee. Military orders included in backlog are generally subject to cancellation for the convenience of the customer. When orders are canceled, we generally recover actual costs incurred through the date of cancellation and the costs resulting from termination. As of March 31, 2022, our backlog included $9.3 million in orders that are subject to cancellation for convenience by the customer. Individual orders for inertial navigation products are often large and may require procurement of specialized long-lead components and allocation of manufacturing resources. The complexity of planning and executing larger orders generally requires customers to order well in advance of the required delivery date, resulting in backlog.
Liquidity and Capital Resources

Our primary liquidity needs have been to fund general business requirements, including working capital requirements and capital expenditures. In recent years, we have funded our operations primarily from the sale of a business in 2019, a PPP loan, cash flows from operations, bank financings and proceeds received from exercises of stock options and the issuance of stock.

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

As of March 31, 2022, we had $16.7 million in cash, cash equivalents, and marketable securities, of which $2.6 million in cash and cash equivalents was held in local currencies by our foreign subsidiaries. Our foreign subsidiaries held no marketable securities as of March 31, 2022. As of March 31, 2022, we had $50.7 million in working capital. Based upon our current working capital position, current operating plans and expected business conditions, we expect to have sufficient funds, through at least twelve months from the date that this report is filed with the SEC, to fund our short-term and long-term working capital requirements, including capital expenditures and contractual obligations, primarily using our existing cash, cash equivalents and marketable securities and any operating cash flow. Our funding plans for our working capital needs and other commitments may be adversely impacted if our underlying assumptions regarding our anticipated revenues and expenses are not realized. If our operating results fail to meet our expectations, we could be required to seek additional funding through public or private financings or other arrangements. In that event, adequate funds may not be available when needed or may be available only on terms which could have a negative impact on our business and results of operations. In addition, if we raise funds by issuing equity securities, our stockholders may experience dilution.

Net cash used in operations was $3.5 million for the three months ended March 31, 2022 compared to net cash provided by operations of $5.0 million for the three months ended March 31, 2021. The $8.5 million increase in cash used in operations is primarily due to a $4.3 million decrease in cash inflows relating to accounts receivable, a $2.9 million increase in cash outflows relating to inventories, a $1.3 million increase in cash outflows related to accounts payable and accrued expenses, a $0.7 million increase in net loss, a $0.4 million decrease in non-cash items, and a $0.3 million increase in cash outflows related to other non-current assets and non-current contract assets. Partially offsetting these items was a $1.2 million increase in cash inflows related to contract liabilities and long-term contract liabilities.

Net cash provided by investing activities was $0.1 million for the three months ended March 31, 2022 compared to net cash used in investing activities of $5.1 million for the three months ended March 31, 2021. The $5.2 million increase in net cash provided by investing activities was primarily the result of a $4.5 million increase in net cash inflows relating to the purchase and sale of marketable securities and a $0.8 million decrease in capital expenditures.

Net cash provided by financing activities was $0.1 million for the three months ended March 31, 2022 compared to net cash provided by financing activities of $1.5 million for the three months ended March 31, 2021. The $1.4 million decrease in net cash provided by financing activities is primarily attributable to the $1.4 million decrease in cash inflows relating to proceeds from stock options exercised and the employee stock purchase plan.

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

Line of Credit

Effective October 30, 2018, we entered into an amended and restated three-year senior secured credit facility agreement (the 2018 Credit Agreement) with Bank of America, N.A., as Administrative Agent, and the lenders named from time to time as parties thereto (the 2018 Lenders), which included a reducing revolving credit facility (the 2018 Revolver) of up to $20.0 million initially and reducing to $15.0 million on December 31, 2019, to be used for general corporate purposes. Our obligations under the 2018 Credit Agreement are secured by substantially all of our assets and the pledge of equity interests in certain of our subsidiaries. As of March 31, 2022, no amounts were outstanding under the 2018 Revolver.

Borrowings under the 2018 Revolver are subject to the satisfaction of various conditions precedent at the time of each borrowing, including the continued accuracy of our representations and warranties and the absence of any default under the 2018 Credit Agreement. As of March 31, 2022, we were only able to draw on $12.4 million of the $15.0 million facility due to covenant restrictions.

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

On October 29, 2021, we amended the 2018 Credit Agreement to maintain the $15.0 million 2018 Revolver, extend the maturity date of the 2018 Revolver to October 28, 2022, eliminate the Consolidated Fixed Charge Coverage Ratio financial covenant, add a minimum trailing four-quarter Consolidated Adjusted EBITDA financial covenant of $3.0 million, modify the definition of Consolidated Adjusted EBITDA, modify the interest rate margins and certain lender fees, and transition the interest rate provisions based on LIBOR to the Bloomberg Short Term Bank Yield Index. In addition, Bank of America became the sole lender under the 2018 Credit Agreement. We were in compliance with these financial covenants as of March 31, 2022.

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

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Interim Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our Interim Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022, the end of the period covered by this interim report. Based on that evaluation, our Interim Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2022.

Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of our Interim Chief Executive Officer and Chief Financial Officer, our management has evaluated changes in our internal control over financial reporting that occurred during the first quarter of 2022. Based on that evaluation, our Interim Chief Executive Officer and Chief Financial Officer did not identify any change in our internal control over financial reporting during the first quarter of 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 6.    EXHIBITS
Exhibits:

Exhibit No.	Description	Filed with this Form 10-Q	Incorporated by Reference
			Form	Filing Date	Exhibit No.
3.1	Amended and Restated Certificate of Incorporation, as amended		10-Q	August 6, 2010	3.1

3.2	Amended and Restated Bylaws		10-Q	November 1, 2017	3.2

4.1	Specimen certificate for the common stock		10-K	March 2, 2018	4.1

10.1*	Separation and Consulting Agreement dated as of March 6, 2022 between KVH Industries, Inc. and Martin Kits van Heyningen	X

31.1	Rule 13a-14(a)/15d-14(a) certification of principal executive officer	X

31.2	Rule 13a-14(a)/15d-14(a) certification of principal financial officer	X

32.1	Section 1350 certification of principal executive officer and principal financial officer	X

101
The following financial information from KVH Industries, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets (unaudited), (ii) the Consolidated Statements of Operations (unaudited), (iii) the Consolidated Statements of Comprehensive Loss (unaudited), (iv) the Consolidated Statement of Stockholders' Equity (unaudited), (v) the Consolidated Statements of Cash Flows (unaudited), and (vi) the Notes to Consolidated Interim Financial Statements (unaudited).
X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X

* Indicates management contract or compensatory plan

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 10, 2022

KVH Industries, Inc.

By:	/s/ ROGER A. KUEBEL
Roger A. Kuebel
(Duly Authorized Officer and Chief Financial Officer)