Form 10-Q
period 2022-06-30
KVH INDUSTRIES INC \DE\
filed 2022-08-09
CIK 1007587

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2022
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Date	Class	Outstanding shares
August 5, 2022	Common Stock, par value $0.01 per share	19,075,059

KVH INDUSTRIES, INC. AND SUBSIDIARIES
Form 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1.    Financial Statements
KVH INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30, 2022	December 31, 2021
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$10,395	$11,376
Marketable securities	5,157	13,147
Accounts receivable, net of allowance for doubtful accounts of $1,553 and $1,636 as of June 30, 2022 and December 31, 2021, respectively	33,408	33,648
Inventories, net	30,981	24,640
Prepaid expenses and other current assets	3,848	3,789
Current contract assets	1,225	1,230
Total current assets	85,014	87,830
Property and equipment, net	60,714	60,114
Intangible assets, net	564	1,287
Goodwill	5,313	6,570
Right of use assets	2,057	3,055
Other non-current assets	5,566	6,778
Non-current contract assets	3,032	3,104
Deferred income tax asset	56	56
Total assets	$162,316	$168,794
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,867	$11,265
Accrued compensation and employee-related expenses	6,152	7,053
Accrued other	8,587	7,892
Accrued product warranty costs	1,398	1,179
Contract liabilities	4,074	3,989
Current operating lease liability	1,359	1,912
Liability for uncertain tax positions	624	592
Total current liabilities	33,061	33,882
Other long-term liabilities	8	30
Long-term operating lease liability	748	1,224
Long-term contract liabilities	4,271	4,466
Deferred income tax liability	200	215
Total liabilities	$38,288	$39,817
Commitments and contingencies (Notes 2, 10, 12, and 17)
Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 1,000,000 shares; none issued	—	—
Common stock, $0.01 par value. Authorized 30,000,000 shares; 20,503,438 and 20,342,695 shares issued at June 30, 2022 and December 31, 2021, respectively; and 19,070,744 and 18,910,001 shares outstanding at June 30, 2022 and December 31, 2021, respectively	205	203
Additional paid-in capital	157,996	156,199
Accumulated deficit	(18,301)	(12,165)
Accumulated other comprehensive loss	(4,021)	(3,409)
	135,879	140,828
Less: treasury stock at cost, common stock, 1,432,694 shares as of June 30, 2022 and December 31, 2021	(11,851)	(11,851)
Total stockholders’ equity	124,028	128,977
Total liabilities and stockholders’ equity	$162,316	$168,794
See accompanying Notes to Unaudited Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except earnings per share amounts, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Sales:
Product	$13,579	$17,269	$27,949	$35,701
Service	28,258	26,094	54,982	49,954
Net sales	41,837	43,363	82,931	85,655
Costs and expenses:
Costs of product sales	11,115	11,894	21,844	23,114
Costs of service sales	15,422	16,124	30,414	31,547
Research and development	3,759	4,505	8,408	9,072
Sales, marketing and support	6,975	7,937	15,332	15,483
General and administrative	6,898	8,705	13,973	15,848
Total costs and expenses	44,169	49,165	89,971	95,064
Loss from operations	(2,332)	(5,802)	(7,040)	(9,409)
Interest income	201	222	409	455
Interest expense	1	14	2	32
Other income (expense), net	923	(1)	1,061	(790)
Loss before income tax expense (benefit)	(1,209)	(5,595)	(5,572)	(9,776)
Income tax expense (benefit)	235	78	564	(75)
Net loss	$(1,444)	$(5,673)	$(6,136)	$(9,701)

Net loss per common share
Basic	$(0.08)	$(0.31)	$(0.33)	$(0.54)
Diluted	$(0.08)	$(0.31)	$(0.33)	$(0.54)

Weighted average number of common shares outstanding:
Basic	18,564	18,174	18,507	18,057
Diluted	18,564	18,174	18,507	18,057

See accompanying Notes to Unaudited Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net loss	$(1,444)	$(5,673)	$(6,136)	$(9,701)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(419)	41	(612)	264
Other comprehensive (loss) income, net of tax(1)	(419)	41	(612)	264
Total comprehensive loss	$(1,863)	$(5,632)	$(6,748)	$(9,437)
(1) Tax impact was nominal for all periods.

See accompanying Notes to Unaudited Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance at March 31, 2022	20,328	$203	$157,142	$(16,857)	$(3,602)	(1,433)	$(11,851)	$125,035
Net loss	—	—	—	(1,444)	—	—	—	(1,444)
Other comprehensive loss	—	—	—	—	(419)	—	—	(419)
Stock-based compensation	—	—	705	—	—	—	—	705
Exercise of stock options and issuance of restricted stock awards, net of forfeitures	175	2	149	—	—	—	—	151
Balance at June 30, 2022	20,503	$205	$157,996	$(18,301)	$(4,021)	(1,433)	$(11,851)	$124,028

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2021	20,343	$203	$156,199	$(12,165)	$(3,409)	(1,433)	$(11,851)	$128,977
Net loss	—	—	—	(6,136)	—	—	—	(6,136)
Other comprehensive loss	—	—	—	—	(612)	—	—	(612)
Stock-based compensation	—	—	1,586	—	—	—	—	1,586
Issuance of common stock under employee stock purchase plan	22	—	193	—	—	—	—	193
Exercise of stock options and issuance of restricted stock awards, net of forfeitures	138	2	149	—	—	—	—	151
Taxes accrued for net share settlement of options	—	—	(131)	—	—	—	—	(131)
Balance at June 30, 2022	20,503	$205	$157,996	$(18,301)	$(4,021)	(1,433)	$(11,851)	$124,028

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance at March 31, 2021	20,165	$202	$151,657	$(6,430)	$(3,009)	(1,433)	$(11,851)	$130,569
Net loss	—	—	—	(5,673)	—	—	—	(5,673)
Other comprehensive income	—	—	—	—	41	—	—	41
Stock-based compensation	—	—	1,055	—	—	—	—	1,055
Exercise of stock options and issuance of restricted stock awards, net of forfeitures	80	—	884	—	—	—	—	884
Balance at June 30, 2021	20,245	$202	$153,596	$(12,103)	$(2,968)	(1,433)	$(11,851)	$126,876

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2020	19,863	$199	$149,170	$(2,402)	$(3,232)	(1,433)	$(11,851)	$131,884
Net loss	—	—	—	(9,701)	—	—	—	(9,701)
Other comprehensive income	—	—	—	—	264	—	—	264
Stock-based compensation	—	—	1,987	—	—	—	—	1,987
Exercise of stock options and issuance of restricted stock awards, net of forfeitures	382	3	2,439	—	—	—	—	2,442
Balance at June 30, 2021	20,245	$202	$153,596	$(12,103)	$(2,968)	(1,433)	$(11,851)	$126,876
See accompanying Notes to Unaudited Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Six Months Ended
	June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(6,136)	$(9,701)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Provision for doubtful accounts	367	282
Depreciation and amortization	7,158	6,963
Deferred income taxes	(15)	—
Loss on disposals of fixed assets	216	597
Compensation expense related to stock-based awards and employee stock purchase plan	1,586	1,987
Unrealized currency translation (gain) loss	(361)	236
Gain on sale of KVH Media Group Entertainment Limited	(631)	—
Changes in operating assets and liabilities:
Accounts receivable	(640)	426
Inventories	(6,371)	2,375
Prepaid expenses, other current assets, and current contract assets	(372)	(293)
Other non-current assets and non-current contract assets	1,252	833
Accounts payable	(56)	293
Contract liabilities and long-term contract liabilities	114	(592)
Accrued compensation, product warranty and other	655	1,407
Other long-term liabilities	—	2
Net cash (used in) provided by operating activities	$(3,234)	$4,815
Cash flows from investing activities:
Capital expenditures	(8,012)	(10,521)
Cash paid for acquisition of intangible asset	(28)	(32)
Proceeds from sale of fixed assets	—	100
Proceeds from the sale of KVH Media Group Entertainment Limited, net of cash sold	2,378	—
Purchases of marketable securities	(10)	(4)
Maturities and sales of marketable securities	8,000	—
Net cash provided by (used in) investing activities	$2,328	$(10,457)
Cash flows from financing activities:
Proceeds from stock options exercised and employee stock purchase plan	333	2,473
Payment of finance lease	(132)	(162)
Net cash provided by financing activities	$201	$2,311
Effect of exchange rate changes on cash and cash equivalents	(276)	(24)
Net decrease in cash and cash equivalents	(981)	(3,355)
Cash and cash equivalents at beginning of period	11,376	12,578
Cash and cash equivalents at end of period	$10,395	$9,223
Supplemental disclosure of non-cash investing and financing activities:
Changes in accrued other and accounts payable related to property and equipment additions	$188	$281
Taxes accrued for net share settlement of options	$131	$—
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

The consolidated interim financial statements have not been audited by the Company’s independent registered public accounting firm and include all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations, and cash flows for the periods presented. These consolidated interim financial statements do not include all disclosures associated with annual financial statements and accordingly should be read in conjunction with the Company’s consolidated financial statements and related notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2021 filed on March 11, 2022 with the Securities and Exchange Commission. The results for the three and six months ended June 30, 2022 are not necessarily indicative of operating results for the remainder of the year.

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

On March 7, 2022, the Company announced that its President and Chief Executive Officer, Martin Kits van Heyningen, was retiring from his executive and Board roles after more than 40 years of service and assuming a consulting position with the Company. Brent C. Bruun, its then Chief Operating Officer, was appointed as its interim President and Chief Executive Officer. Subsequently, on June 15, 2022, he was appointed as its President and Chief Executive Officer and as a Class II member of the Board of Directors. As of March 31, 2022, the Company accrued approximately $539 in consulting fees associated with a maximum of 50 hours of transition services through March 2023, which will be paid to Mr. Kits van Heyningen over the next 12 months. Approximately $405 is accrued as of June 30, 2022. In addition, the Company agreed to a separation payment of $201, which was inclusive of any amount which he may have otherwise earned under the executive bonus plan for 2021, which was paid in April 2022. The associated expenses were included in general and administrative expenses in the accompanying consolidated statements of operations. There were also modifications to Mr. Kits van Heyningen's stock option and restricted stock awards. Please see Note 5 for further discussion.

In March 2022, the Company also restructured its operations to reduce costs and better pursue a more focused strategy. The Company reduced its workforce by approximately 10% and began incurring reduced expenses from these actions beginning in the second quarter of 2022. For the three months ended June 30, 2022, the Company incurred $426 in severance payments and other employee benefit costs for employees which had a severance date of June 30, 2022 and December 31, 2022 (as amended), of which $64 was paid as of June 30, 2022. For the six months ended June 30, 2022, the Company incurred $1,818 in severance and health insurance costs and $327 in legal and advisory fees. The combined expense of $2,145 was included in the financial statement line items of the accompanying consolidated statements of operations as follows: costs of product sales of $17, costs of service sales of $55, research and development of $392, sales, marketing and support of $894, and general and administrative expenses of $787. The Company expects to incur an additional $155 in severance payments and other employee benefit costs through December 31, 2022 arising from this restructuring. The Company also modified impacted employee's stock option and restricted stock awards. Please see Note 5 for further discussion.

On April 29, 2022, KVH Media Group Limited, the Company's wholly owned subsidiary, sold its subsidiary KVH Media Group Entertainment Limited, which was in the KVH Media Group reporting unit of the Company's mobile connectivity segment, for net cash proceeds of $2,378. This transaction did not meet the criteria as a discontinued operation under ASC 205-20. The Company recorded a gain on the sale of approximately $630, which is recorded in other income, net in the accompanying consolidated statements of operations. See Note 14 for the reduction of goodwill and intangibles associated with the KVH Media Group reporting unit as it relates to the sale of this subsidiary.

In May 2022, the Company entered into executive employment agreements with each of Brent C. Bruun, Roger A. Kuebel, Felise Feingold and Robert Balog in order to retain their services and provide them with certain benefits in the event that the Company terminates the executive’s employment without cause (as defined in the agreement) or the executive terminates his or her employment for good reason (as defined in the agreement) (either such termination, a “Qualifying Termination”), including following a change of control. The terms of the agreements are substantially identical except as to title, salary, target bonus and reporting responsibilities. The agreements provide that, if the executive continues to serve as an employee through December 31, 2022 (the “Retention Date”), the Company will pay the executive a retention bonus equal to 75% of the executive’s base salary on the agreement date, and the Company will accelerate the vesting of the executive’s equity awards that would otherwise have vested in the twelve months after the Retention Date. Please see Note 5 for further discussion regarding the equity compensation modifications. If a Qualifying Termination occurs before December 31, 2022, the executive will receive a pro rata portion of the retention bonus. If in connection with such a termination the executive becomes entitled to receive the change in control severance payments and benefits, the executive will also become entitled to receive the full retention bonus, and the Retention Date will be the later of the date of such change in control or such termination of employment. For the three months ended June 30, 2022, the Company accrued approximately $263 for the executive employment agreements.

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

(4)    Marketable Securities

Marketable securities as of June 30, 2022 and December 31, 2021 consisted of the following:

June 30, 2022	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market mutual funds	$5,157	$—	$—	$5,157
Total marketable securities designated as available-for-sale	$5,157	$—	$—	$5,157

December 31, 2021	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market mutual funds	$13,147	$—	$—	$13,147
Total marketable securities designated as available-for-sale	$13,147	$—	$—	$13,147

Interest income from marketable securities was $9 and $2 during the three months ended June 30, 2022 and 2021, respectively, and $10 and $4 during the six months ended June 30, 2022 and 2021, respectively.

(5)     Stockholder's Equity
(a) Stock Equity and Incentive Plan
The Company recognizes stock-based compensation in accordance with the provisions of ASC Topic 718, Compensation-Stock Compensation. Stock-based compensation expense was $701 and $1,033, excluding $4 and $22 of compensation charges related to our Amended and Restated 1996 Employee Stock Purchase Plan, or the ESPP, for the three months ended June 30, 2022 and 2021, respectively, and $1,560 and $1,957, excluding $26 and $30 of compensation charges related to ESPP, for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, there was $3,286 of total unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted-average period of 2.79 years. As of June 30, 2022, there was $3,499 of total unrecognized compensation expense related to restricted stock awards, which is expected to be recognized over a weighted-average period of 2.85 years.

Stock Options

During the three months ended June 30, 2022, the Company issued 18 shares of common stock upon the exercise of stock options and received $149 as payment for the exercise price. No shares were surrendered to the Company to satisfy minimum tax withholding obligations. Additionally, during the three months ended June 30, 2022, 398 stock options were granted and 159 stock options expired, were canceled or were forfeited.

During the six months ended June 30, 2022, upon the net exercise of 248 stock options, the Company issued 41 shares of common stock and received $149 as payment for the exercise price, 14 shares were surrendered to the Company to satisfy minimum tax withholding obligations, and 193 shares were cancelled. Additionally, during the six months ended June 30, 2022, 398 stock options were granted and 329 stock options expired, were canceled or were forfeited. During the six months ended June 30, 2021, 496 stock options were granted. The Company has estimated the fair value of each option grant on the date of grant using the Black-Scholes option-pricing model. The weighted average assumptions utilized to determine the fair value of options granted during the six months ended June 30, 2022 are as follows:

	Six Months Ended June 30,
	2022	2021
Risk-free interest rate	2.97%	0.92%
Expected volatility	43.16%	44.98%
Expected life (in years)	4.24	4.28
Dividend yield	0%	0%

During the six months ended June 30, 2022, there were accelerated vesting and extended exercise term modifications of stock options as it related to the retirement of Mr. Kits van Heyningen, which resulted in a reduction of approximately $85 in compensation cost. During the three and six months ended June 30, 2022, there were accelerated vesting term modifications of stock options for employees terminated as part of the Company's restructuring, which resulted in a reduction of approximately $81 in compensation cost. During the three months ended June 30, 2022, there were accelerated vesting term modifications of stock options for executive employment agreements, which resulted in an acceleration of compensation expense of approximately $48.

As of June 30, 2022, there were 1,948 options outstanding with a weighted average exercise price of $9.83 per share and 858 options exercisable with a weighted average exercise price of $10.39 per share.

Restricted Stock

During the three months ended June 30, 2022, 183 shares of restricted stock were granted with a weighted average grant date fair value of $8.29 per share and 26 shares of restricted stock were forfeited. Additionally, during the three months ended June 30, 2022, 79 shares of restricted stock vested, of which no shares of common stock were surrendered to the Company as payment by employees in lieu of cash to satisfy minimum tax withholding obligations in connection with the vesting of restricted stock.

During the six months ended June 30, 2022, 183 shares of restricted stock were granted with a weighted average grant date fair value of $8.29 per share and 86 shares of restricted stock were forfeited. Additionally, during the six months ended June 30, 2022, 147 shares of restricted stock vested, of which no shares of common stock were surrendered to the Company as payment by employees in lieu of cash to satisfy minimum tax withholding obligations in connection with the vesting of restricted stock.
As of June 30, 2022, there were 440 shares of restricted stock outstanding that were still subject to service-based vesting conditions. During the six months ended June 30, 2022, there were accelerated vesting term modifications of restricted stock as it related to the retirement of Mr. Kits van Heyningen, which resulted in an acceleration in compensation expense of approximately $186. During the three and six months ended June 30, 2022, there were accelerated vesting term modifications of restricted stock for employees terminated as part of the Company's restructuring, which resulted in an acceleration in compensation expense of approximately $57 for the three months ended June 30, 2022 and approximately $125 for the six months ended June 30, 2022. During the three months ended June 30, 2022, there were accelerated vesting term modifications of restricted stock for executive employment agreements, which resulted in an acceleration in compensation expense of approximately $66.

As of June 30, 2022, the Company had no unvested outstanding options and no outstanding shares of restricted stock that were subject to performance-based or market-based vesting conditions.

(b) Employee Stock Purchase Plan

The Company's ESPP affords eligible employees the right to purchase common stock, via payroll deductions, through various offering periods at a purchase price equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. During the three and six months ended June 30, 2022, 0 and 22 shares were issued under the ESPP plan, respectively. During the three and six months ended June 30, 2021, no shares were issued under the ESPP plan. The Company recorded compensation charges related to the ESPP of $4 and $22 for the three months ended June 30, 2022 and 2021, respectively, and $26 and $30 for the six months ended June 30, 2022 and 2021, respectively.

(c) Stock-Based Compensation Expense
The following table presents stock-based compensation expense, including under the ESPP, in the Company's consolidated statements of operations for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of product sales	$61	$70	$135	$116
Cost of service sales	3	3	5	5
Research and development	190	185	331	341
Sales, marketing and support	25	235	211	425
General and administrative	426	562	904	1,100
	$705	$1,055	$1,586	$1,987

(d) Accumulated Other Comprehensive Loss (AOCL)

Comprehensive loss includes net loss and unrealized gains and losses from foreign currency translation. The components of the Company’s comprehensive loss and the effect on earnings for the periods presented are detailed in the accompanying consolidated statements of comprehensive loss.

The balances for the three months ended June 30, 2022 and 2021 are as follows:

	Foreign Currency Translation	Total Accumulated Other Comprehensive Loss
Balance, March 31, 2022	$(3,602)	$(3,602)
Other comprehensive loss	(419)	(419)
Net other comprehensive loss	(419)	(419)
Balance, June 30, 2022	$(4,021)	$(4,021)

	Foreign Currency Translation	Total Accumulated Other Comprehensive Loss
Balance, March 31, 2021	$(3,009)	$(3,009)
Other comprehensive income	41	41
Net other comprehensive income	41	41
Balance, June 30, 2021	$(2,968)	$(2,968)

The balances for the six months ended June 30, 2022 and 2021 are as follows:

	Foreign Currency Translation	Total Accumulated Other Comprehensive Loss
Balance, December 31, 2021	$(3,409)	$(3,409)
Other comprehensive loss	(612)	(612)
Net other comprehensive loss	(612)	(612)
Balance, June 30, 2022	$(4,021)	$(4,021)

	Foreign Currency Translation	Total Accumulated Other Comprehensive Loss
Balance, December 31, 2020	$(3,232)	$(3,232)
Other comprehensive income	264	264
Net other comprehensive income	264	264
Balance, June 30, 2021	$(2,968)	$(2,968)

(6)     Net Loss per Common Share

    Basic net loss per share is calculated based on the weighted average number of common shares outstanding during the period. Diluted net income per share incorporates the dilutive effect of common stock equivalent options, warrants and other convertible securities, if any, as determined with the treasury stock accounting method. For the three and six months ended June 30, 2022, since there was a net loss, the Company excluded all 2,035 and 1,802, respectively, in outstanding stock options and non-vested restricted shares from its diluted loss per share calculation, as inclusion of these securities would have reduced the net loss per share. For the three and six months ended June 30, 2021, since there was a net loss, the Company excluded all 986 and 763, respectively, in outstanding stock options and non-vested restricted shares from its diluted loss per share calculation, as inclusion of these securities would have reduced the net loss per share.

A reconciliation of the basic and diluted weighted average common shares outstanding is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Weighted average common shares outstanding—basic	18,564	18,174	18,507	18,057
Dilutive common shares issuable in connection with stock plans	—	—	—	—
Weighted average common shares outstanding—diluted	18,564	18,174	18,507	18,057

(7)     Inventories

Inventories, net are stated at the lower of cost and net realizable value using the first-in first-out costing method. Inventories as of June 30, 2022 and December 31, 2021 include the costs of material, labor, and factory overhead. Components of inventories consist of the following:

	June 30, 2022	December 31, 2021
Raw materials	$20,452	$15,772
Work in process	5,398	4,035
Finished goods	5,131	4,833
	$30,981	$24,640

During the second quarter of 2022, the Company recorded an inventory reserve of $1,572 relating to a specialized component in its TACNAV product line. This component was originally purchased in anticipation of an order from a long-standing customer; however, that order never materialized. The Company has had a number of potential opportunities for the sale of this component, but at this time the remaining opportunities appear limited and given the age of the component the Company determined to book a reserve for the component’s full value.

(8)     Property and Equipment

Property and equipment, net, as of June 30, 2022 and December 31, 2021 consist of the following:

	June 30, 2022	December 31, 2021
Land	$3,828	$3,828
Building and improvements	24,288	24,271
Leasehold improvements	463	472
Machinery and equipment	17,256	16,790
Revenue-generating assets	68,867	63,587
Office and computer equipment	15,211	15,395
Motor vehicles	31	31
	129,944	124,374
Less accumulated depreciation	(69,230)	(64,260)
	$60,714	$60,114

Depreciation expense was $3,466 and $3,333 for the three months ended June 30, 2022 and 2021, respectively, and $6,839 and $6,407 for the six months ended June 30, 2022 and 2021, respectively.

Certain revenue-generating hardware assets are utilized by the Company in the delivery of the Company's airtime services, media and other content.

(9)     Product Warranty

The Company’s products carry standard limited warranties that range from one to two years and vary by product. The warranty period begins on the date of retail purchase or lease by the original purchaser. The Company accrues estimated product warranty costs at the time of sale and any additional amounts are recorded when such costs are probable and can be reasonably estimated. Factors that affect the Company’s warranty liability include the number of units sold or leased, historical and anticipated rates of warranty repairs and the cost per repair. Warranty and related costs are reflected within sales, marketing and support in the accompanying consolidated statements of operations. As of June 30, 2022 and December 31, 2021, the Company had accrued product warranty costs of $1,398 and $1,179, respectively.

The following table summarizes product warranty activity during 2022 and 2021:

	Six Months Ended
	June 30,
	2022	2021
Beginning balance	$1,179	$1,812
Charges to expense	679	224
Costs incurred	(460)	(441)
Ending balance	$1,398	$1,595

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

Line of Credit

Effective October 30, 2018, the Company entered into an amended and restated three-year senior secured credit facility agreement (the 2018 Credit Agreement) with Bank of America, N.A., as Administrative Agent, and the lenders named from time to time as parties thereto (the 2018 Lenders), which included a reducing revolving credit facility (the 2018 Revolver) of up to $20,000 initially and reducing to $15,000 on December 31, 2019, to be used for general corporate purposes. The Company's obligations under the 2018 Credit Agreement are secured by substantially all of its assets and the pledge of equity interests in certain of its subsidiaries. As of June 30, 2022, no amounts were outstanding under the 2018 Revolver.

Borrowings under the 2018 Revolver are subject to the satisfaction of various conditions precedent at the time of each borrowing, including the continued accuracy of the Company’s representations and warranties and the absence of any default under the 2018 Credit Agreement. As of June 30, 2022, the full balance of the $15,000 facility was available for borrowing.

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

On October 29, 2021, the Company amended the 2018 Credit Agreement to maintain the $15,000 2018 Revolver, extend the maturity date of the 2018 Revolver to October 28, 2022, eliminate the Consolidated Fixed Charge Coverage Ratio financial covenant, add a minimum trailing four-quarter Consolidated Adjusted EBITDA financial covenant of $3,000, modify the definition of Consolidated Adjusted EBITDA, modify the interest rate margins and certain lender fees, and transition the interest rate provisions based on LIBOR to the Bloomberg Short Term Bank Yield Index. In addition, Bank of America became the sole lender under the 2018 Credit Agreement. The Company was in compliance with these financial covenants as of June 30, 2022.

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

The mobile connectivity segment primarily manufactures and distributes a comprehensive family of mobile satellite antenna products and services that provide access to television, the Internet and voice services while on the move. Product sales within the mobile connectivity segment accounted for 16% and 19% of the Company's consolidated net sales for the three months ended June 30, 2022 and 2021, respectively, and 16% and 17% of the Company's consolidated net sales for the six months ended June 30, 2022 and 2021, respectively. Service sales of mini-VSAT Broadband airtime service accounted for 62% and 53% of the Company's consolidated net sales for the three months ended June 30, 2022 and 2021, respectively, and 60% and 52% of the Company's consolidated net sales for the six months ended June 30, 2022 and 2021, respectively.
The inertial navigation segment manufactures and distributes a portfolio of digital compass and fiber optic gyro (FOG)-based systems that address the rigorous requirements of military and commercial customers and provide reliable, easy-to-use and continuously available navigation and pointing data. The principal product categories in this segment include the FOG-based inertial measurement units (IMUs) for precision guidance, FOGs for tactical navigation as well as pointing and stabilization systems, and digital compasses that provide accurate heading information for demanding applications, security, automation and access control equipment and systems. Sales of FOG-based guidance and navigation systems within the inertial navigation segment accounted for 15% and 17% of the Company's consolidated net sales for the three months ended June 30, 2022 and 2021, respectively, and 16% of the Company's consolidated net sales for both the six months ended June 30, 2022 and 2021.

No other single product class accounts for 10% or more of the Company's consolidated net sales.

The Company operates in a number of major geographic areas, including internationally. Revenues from international locations primarily include Canada, European Union countries, and other European countries, as well as countries in Africa, Asia/Pacific, the Middle East, and India. Revenues are based upon customer location and internationally represented 63% and 60% of consolidated net sales for the three months ended June 30, 2022 and 2021, respectively, and 63% and 61% of consolidated net sales for the six months ended June 30, 2022 and 2021, respectively. Sales to Singapore customers represented 13% and 10% of the Company's consolidated net sales for the three months ended June 30, 2022 and 2021, respectively. No other individual foreign country represented 10% or more of the Company's consolidated net sales for the three months ended June 30, 2022 and 2021. Sales to Singapore customers represented 13% and 10% of the Company's consolidated net sales for the six months ended June 30, 2022 and 2021, respectively. No other individual foreign country represented 10% or more of the Company's consolidated net sales for the six months ended June 30, 2022 and 2021.

As of June 30, 2022 and December 31, 2021, the long-lived tangible assets related to the Company’s international subsidiaries were less than 10% of the Company’s long-lived tangible assets.

Net sales and operating income (loss) for the Company's reporting segments and the Company's loss before income tax expense (benefit) for the three and six months ended June 30, 2022 and 2021 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net sales:
Mobile connectivity	$34,553	$33,755	$67,704	$64,262
Inertial navigation	7,284	9,608	15,227	21,393
Consolidated net sales	$41,837	$43,363	$82,931	$85,655

Operating income (loss):
Mobile connectivity	$4,525	$580	$5,830	$183
Inertial navigation	(1,289)	645	(1,749)	2,735
Subtotal	3,236	1,225	4,081	2,918
Unallocated, net	(5,568)	(7,027)	(11,121)	(12,327)
Loss from operations	(2,332)	(5,802)	(7,040)	(9,409)
Net interest and other income (expense), net	1,123	207	1,468	(367)
Loss before income tax expense (benefit)	$(1,209)	$(5,595)	$(5,572)	$(9,776)

Depreciation expense and amortization expense for the Company's reporting segments for the three and six months ended June 30, 2022 and 2021 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Depreciation expense:
Mobile connectivity	$3,003	$2,779	$5,895	$5,300
Inertial navigation	296	384	604	768
Unallocated	167	170	340	339
Total consolidated depreciation expense	$3,466	$3,333	$6,839	$6,407

Amortization expense:
Mobile connectivity	$125	$280	$319	$556
Inertial navigation	—	—	—	—
Unallocated	—	—	—	—
Total consolidated amortization expense	$125	$280	$319	$556

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

The following tables present financial assets and liabilities at June 30, 2022 and December 31, 2021 for which the Company measures fair value on a recurring basis, by level, within the fair value hierarchy:

June 30, 2022	Total	Level 1	Level 2	Level 3	Valuation Technique
Assets
Money market mutual funds	$5,157	$5,157	$—	$—	(a)

December 31, 2021	Total	Level 1	Level 2	Level 3	Valuation Technique
Assets
Money market mutual funds	$13,147	$13,147	$—	$—	(a)
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

Assets Measured and Recorded at Fair Value on a Nonrecurring Basis

The Company's non-financial assets, such as goodwill, intangible assets, and other long-lived assets resulting from business combinations, are measured at fair value using income approach valuation methodologies at the date of acquisition and subsequently re-measured if indications of impairment exist. There was no impairment of the Company's non-financial assets noted as of June 30, 2022. The Company does not have any liabilities that are recorded at fair value on a non-recurring basis.

(14)     Goodwill and Intangible Assets

Goodwill

The following table sets forth the changes in the carrying amount of goodwill for the six months ended June 30, 2022:

Amounts
Balance at December 31, 2021	$6,570
Sale of KVH Media Group Entertainment Limited	(1,038)
Foreign currency translation adjustment	(219)
Balance at June 30, 2022	$5,313

Intangible Assets

The changes in the carrying amount of intangible assets during the six months ended June 30, 2022 are as follows:

Amounts
Balance at December 31, 2021	$1,287
Amortization expense	(319)
Intangible assets acquired in asset acquisition	28
Sale of KVH Media Group Entertainment Limited	(352)
Foreign currency translation adjustment	(80)
Balance at June 30, 2022	$564

Intangible assets arose from the acquisition of KVH Media Group (acquired as Headland Media Limited) in May 2013. These intangible assets are being amortized on a straight-line basis over the estimated useful life of 10 years for acquired subscriber relationships. The intangible assets were recorded in pounds sterling and fluctuations in exchange rates cause these amounts to increase or decrease from time to time. As a result of the sale of KVH Media Group Entertainment Limited in April 2022, the Company determined the goodwill and intangible assets associated with this business based on an income approach which estimated the fair value of the reporting unit before and after the sale, and included such amounts in the determination of the gain on sale of the subsidiary.

In January 2017, the Company completed the acquisition of certain subscriber relationships from a third party. This acquisition did not meet the definition of a business under ASC 2017-01, Business Combinations (Topic 805)-Clarifying the Definition of a Business, which the Company adopted on October 1, 2016. The Company ascribed $100 of the initial purchase price to the acquired subscriber relationships definite-lived intangible assets with an initial estimated useful life of 10 years. Under the asset purchase agreement, the purchase price includes a component of contingent consideration under which the Company is required to pay a percentage of recurring revenues received from the acquired subscriber relationships through 2026 up to a maximum annual payment of $114. As of June 30, 2022, the carrying value of the intangible assets acquired in the asset acquisition was $436. As the acquisition did not represent a business combination, the contingent consideration arrangement is recognized only when the contingency is resolved and the consideration is paid or becomes payable. The amounts payable under the contingent consideration arrangement, if any, will be included in the measurement of the cost of the acquired subscriber relationships. An additional $28 and $32 of consideration was earned under the contingent consideration arrangement during the six months ended June 30, 2022 and 2021, respectively.

Acquired intangible assets are subject to amortization. The following table summarizes acquired intangible assets at June 30, 2022 and December 31, 2021, respectively:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
June 30, 2022
Subscriber relationships	$7,631	$7,067	$564
Distribution rights	315	315	—
Internally developed software	446	446	—
Proprietary content	153	153	—
Intellectual property	2,284	2,284	—
	$10,829	$10,265	$564
December 31, 2021
Subscriber relationships	$8,033	$6,746	$1,287
Distribution rights	315	315	—
Internally developed software	446	446	—
Proprietary content	153	153	—
Intellectual property	2,284	2,284	—
	$11,231	$9,944	$1,287

Amortization expense related to intangible assets was $125 and $280 for the three months ended June 30, 2022, respectively, and $319 and $556 for the six months ended June 30, 2022 and 2021, respectively. Amortization expense was categorized as general and administrative expense.

As of June 30, 2022, the total weighted average remaining useful lives of the definite-lived intangible assets was 3.3 years.

Estimated future amortization expense remaining at June 30, 2022 for intangible assets acquired was as follows:

Years ending December 31,

Remainder of 2022	$183
2023	174
2024	65
2025	65
2026	65
Thereafter	12
Total future amortization expense	$564

For definite-lived intangible assets, the Company assesses the carrying value of these assets whenever events or circumstances indicate that the carrying value may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset, or asset group, to the future undiscounted cash flows expected to be generated by the asset, or asset group. There were no events or changes in circumstances during the six months ended June 30, 2022 which indicated that an assessment of the impairment of goodwill and intangible assets was required.

(15)     Revenue from Contracts with Customers (ASC 606)

In accordance with ASC 606, revenue is recognized when a customer obtains control of promised products and services. The amount of revenue recognized reflects the consideration which the Company expects to be entitled to receive in exchange for these products and services.

Disaggregation of Revenue

The following table summarizes net sales from contracts with customers for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Mobile connectivity product, transferred at point in time	$5,976	$7,292	$12,083	$13,380
Mobile connectivity product, transferred over time	644	754	1,100	1,557
Mobile connectivity service	27,933	25,709	54,521	49,325
Inertial navigation product	6,959	9,223	14,766	20,764
Inertial navigation service	325	385	461	629
Total net sales	$41,837	$43,363	$82,931	$85,655

Revenue recognized during the three months ended June 30, 2022 and 2021 from amounts included in contract liabilities at the beginning of the period was $621 and $696, respectively. Revenue recognized during the six months ended June 30, 2022 and 2021 from amounts included in contract liabilities at the beginning of the period was $1,073 and $1,469, respectively.

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

No single customer accounted for 10% or more of consolidated net sales for the six months ended June 30, 2022 or 2021 or accounts receivable at June 30, 2022 or December 31, 2021.

Certain components from third parties used in the Company’s products are procured from single sources of supply. The failure of a supplier, including a subcontractor, to deliver on schedule could delay or interrupt the Company’s delivery of products and thereby materially adversely affect the Company’s revenues and operating results.

(16)     Income Taxes

The Company’s effective tax rate for the three and six months ended June 30, 2022 was (19.4)% and (10.1)%, respectively, compared with (1.4)% and 0.8% for the corresponding period in the prior year. The effective income tax rate is based on estimated income for the year, the estimated composition of the income in different jurisdictions and discrete adjustments, if any, in the applicable periods, including retroactive changes in tax legislation, settlements of tax audits or assessments, and the resolution or identification of tax position uncertainties.

For the three and six months ended June 30, 2022 and 2021, the effective tax rates were lower than the statutory tax rate primarily due to the Company maintaining a valuation allowance reserve on its US deferred tax assets, the composition of income from foreign jurisdictions taxed at lower rates and foreign withholding taxes on payments to the U.S.

As of June 30, 2022 and December 31, 2021, the Company had reserves for uncertain tax positions of $624 and $592, respectively. There were no material changes during the six months ended June 30, 2022 to the Company’s reserve for uncertain tax positions. The Company estimates that it is reasonably possible that the balance of unrecognized tax benefits as of June 30, 2022 may decrease $19 in the next twelve months as a result of a lapse of statutes of limitations and settlements with taxing authorities.

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

(17)     Leases

Lessee

The Company has operating leases for office facilities, equipment, and satellite service capacity and related equipment. Lease expense was $537 and $927 for the three months ended June 30, 2022 and 2021, respectively, and was $1,081 and $1,904 for the six months ended June 30, 2022 and 2021, respectively. Short-term operating lease costs were $43 and $58 for the three months ended June 30, 2022 and 2021, respectively, and were $98 and $115 for the six months ended June 30, 2022 and 2021, respectively. Sublease income was $34 and $33 for the three months ended June 30, 2022 and 2021, respectively, and was $69 and $67 for the six months ended June 30, 2022 and 2021, respectively. Maturities of lease liabilities as of June 30, 2022 under operating leases having an initial or remaining non-cancelable term of one year or more are as follows:

Remainder of 2022	$988
2023	824
2024	381
2025	13
Total minimum lease payments	$2,206

Less amount representing interest	$(99)
Present value of net minimum operating lease payments	$2,107
Less current installments of obligation under current-operating lease liabilities	$1,359
Obligations under long-term operating lease liabilities, excluding current installments	$748

Weighted-average remaining lease term - operating leases (years)	1.59
Weighted-average discount rate - operating leases	5.50%

During the first quarter of 2018, the Company entered into a five-year financing lease for three satellite hubs for its HTS network. During the first quarter of 2021, the terms of this lease were adjusted and the Company discontinued use of two satellite hubs and was released from the related payment obligation in exchange for additional satellite service capacity. As of June 30, 2022, the gross cost and accumulated amortization associated with this lease for the remaining satellite hub is included in revenue generating assets and amounted to $1,268 and $800, respectively. The obligation under capital leases are stated at the present value of minimum lease payments.

The property and equipment held under this financing lease are amortized on a straight-line basis over the seven-year estimated useful life of the asset, since the lease meets the bargain purchase option criteria. Amortization of assets held under financing leases is included within depreciation expense. Depreciation expense for the remaining capital assets was $46 for both the three months ended June 30, 2022 and 2021 and was $91 for both the six months ended June 30, 2022 and 2021.

The future minimum lease payments under this financing lease as of June 30, 2022 are:

Remainder of 2022	$132
2023	22
Total minimum lease payments	$154

Less amount representing interest	$(1)
Present value of net minimum financing lease payments	$153
Less current installments of obligation under accrued other	$153
Obligations under other long-term liabilities, excluding current installments	$—

Weighted-average remaining lease term - finance leases (years)	0.67
Weighted-average discount rate - finance leases	1.53%

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

The current portion of the net investment in these leases was $3,678 as of June 30, 2022 and the non-current portion of the net investment in these leases was $5,565 as of June 30, 2022. The current portion of the net investment in the leases is included in accounts receivable, net of allowance for doubtful accounts on the accompanying consolidated balance sheets and the non-current portion of the net investment in these leases is included in other non-current assets on the accompanying consolidated balance sheets. Interest income from sales-type leases was $193 and $221 during the three months ended June 30, 2022 and 2021, respectively, and was $400 and $452 during the six months ended June 30, 2022 and 2021, respectively.

The future undiscounted cash flows from these leases as of June 30, 2022 are:

Remainder of 2022	$2,430
2023	3,576
2024	2,649
2025	1,265
2026	445
2027	26
Total undiscounted cash flows	$10,391

Present value of lease payments	$9,243
Difference between undiscounted cash flows and discounted cash flows	$1,148

In 2021, the Company entered into three-year leases for its TracPhone mini-VSAT systems, in which ownership of the hardware does not transfer to the lessee by the end of the lease term. As a result, and in light of other factors indicated in ASC 842, these leases are classified as operating leases.

As of June 30, 2022, the gross costs and accumulated depreciation associated with these operating leases are included in revenue generating assets and amounted to $1,803 and $325, respectively. They are depreciated on a straight-line basis over a five-year estimated useful life. Depreciation expense for these assets was $89 and $171 for the three and six months ended June 30, 2022, respectively.

Lease revenue recognized was $133 and $259 for the three and six months ended June 30, 2022, respectively.

As of June 30, 2022, minimum future lease payments to be recognized on the operating leases are as follows:

Remainder of 2022	$269
2023	538
2024	331
2025	18
Total	$1,156

(18)     Subsequent Events

On August 9, 2022, the Company entered into an Asset Purchase Agreement with EMCORE Corporation to sell to EMCORE the Company’s inertial navigation business for gross proceeds of $55,000, less specified deductions and a holdback of $1,000 and subject to a working capital adjustment. The sale was completed simultaneously with the execution and delivery of the Asset Purchase Agreement. Simultaneously with the execution of the Asset Purchase Agreement, the Company entered into a Transition Services Agreement with EMCORE, pursuant to which the Company agreed to provide certain transition services to support the continued operation of the inertial navigation business for a specified period of time following the sale. The inertial navigation business did not meet the ASC 205-20 criteria to be classified as held for sale as of June 30, 2022.

On August 9, 2022, the Company also terminated the 2018 Credit Agreement and the related security and pledge agreements with Bank of America, N.A., as Administrative Agent. At the time of termination, no borrowings were outstanding under the 2018 Credit Agreement. With the termination of this agreement, all associated liens were released.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Introduction

The statements included in this quarterly report on Form 10-Q, other than statements of historical fact, are forward-looking statements. Examples of forward-looking statements include statements regarding our future financial results, operating results, business strategies, projected costs, products and services, competitive positions and plans, customer preferences, consumer trends, anticipated product development, and objectives of management for future operations. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” or the negative of these terms or other comparable terminology. Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed in the section entitled “Risk Factors” in Item 1A of Part II of this quarterly report on Form 10-Q. These and many other factors could affect our future financial and operating results, and could cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by us or on our behalf. For example, our expectations regarding certain items as a percentage of sales assume that we will achieve our anticipated sales goals. The following discussion and analysis should be read in conjunction with our consolidated interim financial statements and related notes appearing elsewhere in this report.

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

Disposition of Assets

On August 9, 2022, we entered into an Asset Purchase Agreement with EMCORE Corporation to sell to EMCORE the Company’s inertial navigation business for gross proceeds of $55,000, less specified deductions and a holdback of $1,000 and subject to a working capital adjustment. The sale was completed simultaneously with the execution and delivery of the Asset Purchase Agreement. Simultaneously with the execution of the Asset Purchase Agreement, we entered into a Transition Services Agreement with EMCORE, pursuant to which we agreed to provide certain transition services to support the continued operation of the inertial navigation business for a specified period of time following the sale. The inertial navigation business did not meet the ASC 205-20 criteria to be classified as held for sale as of June 30, 2022.

On August 9, 2022, we also terminated the 2018 Credit Agreement and the related security and pledge agreements with Bank of America, N.A., as Administrative Agent. At the time of termination, no borrowings were outstanding under the 2018 Credit Agreement. With the termination of this agreement, all associated liens were released.

Disposition of Business

On April 29, 2022, KVH Media Group Limited, our wholly owned subsidiary, sold its subsidiary KVH Media Group Entertainment Limited, which is in the KVH Media Group reporting unit of our mobile connectivity segment, for net cash proceeds of approximately $2.4 million. This transaction did not meet the criteria as a discontinued operation under ASC 205-20. We recorded a gain on the sale of approximately $0.6 million, which is recorded in other income, net in the accompanying consolidated statements of operations. See Note 14 to our consolidated interim financial statements for the reduction of goodwill and intangibles associated with the KVH Media Group reporting unit as it relates to the sale of this subsidiary.

Management Transition and Restructuring

On March 7, 2022, we announced that our President and Chief Executive Officer, Martin Kits van Heyningen, was retiring from his executive and Board roles after more than 40 years of service and assuming a consulting position with us. Brent C. Bruun, our then Chief Operating Officer, was appointed as our interim President and Chief Executive Officer. Subsequently, on June 15, 2022, he was appointed as our President and Chief Executive Officer and as a Class II member of the Board of Directors. We have incurred approximately $0.5 million of costs associated with the management transition through June 30, 2022, including a separation payment, consulting fees and health insurance coverage for Mr. Kits van Heyningen, as well as professional and advisory fees, and expect to continue to incur ongoing compensation expenses until March 2023. Approximately $0.4 million is accrued as of June 30, 2022.

In March 2022, we also restructured our operations to reduce costs and better pursue a more focused strategy. We reduced our workforce by approximately 10% and began incurring reduced expenses from these actions beginning in the second quarter of 2022. Approximately $2.2 million of severance payments, other employee benefits, and legal and advisory fees were incurred for the six months ended June 30, 2022. We expect to incur an additional $0.2 million in severance payments and other employee benefit costs through December 31, 2022 arising from this restructuring. We also modified impacted employee's stock option and restricted stock awards. Please see Note 5 to our consolidated interim financial statements for further discussion.

Executive Employment Agreements

In May 2022, we entered into executive employment agreements with each of Brent C. Bruun, Roger A. Kuebel, Felise Feingold and Robert Balog in order to retain their services and provide them with certain benefits in the event that we terminate the executive’s employment without cause (as defined in the agreement) or the executive terminates his or her employment for good reason (as defined in the agreement) (either such termination, a “Qualifying Termination”), including following a change of control. The terms of the agreements are substantially identical except as to title, salary, target bonus and reporting responsibilities. The agreements provide that, if the executive continues to serve as an employee through December 31, 2022 (the “Retention Date”), we will pay the executive a retention bonus equal to 75% of the executive’s base salary at the agreement date, and we will accelerate the vesting of the executive’s equity awards that would otherwise have vested in the twelve months after the Retention Date. Please see Note 5 to our consolidated interim financial statements for further discussion regarding the equity compensation modifications. If a Qualifying Termination occurs before December 31, 2022, the executive will receive a pro rata portion of the retention bonus. If in connection with such a termination the executive becomes entitled to receive the change in control severance payments and benefits, the executive will also become entitled to receive the full retention bonus, and the Retention Date will be the later of the date of such change in control or such termination of employment. For the three months ended June 30, 2022, we accrued approximately $0.3 million for the executive employment agreements.

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

Sales by Segment

We generate sales primarily from the sale of our mobile connectivity products and services and our inertial navigation products and services. The following table provides, for the periods indicated, our sales by segment:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Mobile connectivity	$34,553	$33,755	$67,704	$64,262
Inertial navigation	7,284	9,608	15,227	21,393
Net sales	$41,837	$43,363	$82,931	$85,655

Product sales within the mobile connectivity segment accounted for 16% and 19% of our consolidated net sales for the three months ended June 30, 2022 and 2021, respectively, and 16% and 17% of our consolidated net sales for the six months ended June 30, 2022 and 2021, respectively. Sales of mini-VSAT Broadband airtime service accounted for 62% and 53% of our consolidated net sales for the three months ended June 30, 2022 and 2021, respectively, and 60% and 52% of our consolidated net sales for the six months ended June 30, 2022 and 2021, respectively.

Within our inertial navigation segment, net sales of FOG-based guidance and navigation systems accounted for 15% and 17% of our consolidated net sales for the three months ended June 30, 2022 and 2021, respectively, and 16% of our consolidated net sales for both the six months ended June 30, 2022 and 2021.

No other single product class accounted for 10% or more of our consolidated net sales for the three months ended June 30, 2022 or 2021 or the six months ended June 30, 2022 or 2021. No individual customer accounted for 10% or more of our consolidated net sales for the three months ended June 30, 2022 or 2021 or the six months ended June 30, 2022 or 2021.

We operate in a number of major geographic areas across the globe. We generate our international net sales, based upon customer location, primarily from customers located in Singapore, Canada, countries in Europe, countries in Africa, other Asia/Pacific countries, the Middle East, and India. Revenues are based upon customer location and internationally represented 63% and 60% of our consolidated net sales for the three months ended June 30, 2022 and 2021, respectively, and 63% and 61% of our consolidated net sales for the six months ended June 30, 2022 and 2021, respectively. Sales to Singapore customers represented 13% and 10% of our consolidated net sales for the three months ended June 30, 2022 and 2021, respectively. No other individual foreign country represented 10% or more of the our consolidated net sales for the three months ended June 30, 2022 and 2021. Sales to Singapore customers represented 13% and 10% of our consolidated net sales for the six months ended June 30, 2022 and 2021, respectively. No other individual foreign country represented 10% or more of the our consolidated net sales for the six months ended June 30, 2022 and 2021. See Note 11 to our consolidated interim financial statements for more information on our segments.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Research and development expense presented on the statement of operations	$3,759	$4,505	$8,408	$9,072
Costs of customer-funded research and development included in costs of service sales	53	78	70	489
Total consolidated statements of operations expenditures on research and development activities	$3,812	$4,583	$8,478	$9,561

Supply Chain

During the six months ended June 30, 2022, we continued to experience delays in the availability and delivery of certain raw material components, which has impacted our manufacturing as well as resulted in shipping delays in getting products out to our customers. We also experienced increase in raw material costs, which we expect to continue throughout 2022. We are continuing to monitor global developments and are prepared to implement any actions that we determine to be necessary to sustain our business.

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

Critical accounting estimates are those estimates made that involve a significant level of estimation uncertainty and have had or are reasonably likely to have an impact on our statement of operations. As described in our annual report on Form 10-K for the year ended December 31, 2021, our accounting policies for goodwill, intangible assets, and other long-lived assets were the only estimates critical to an understanding and evaluation of our consolidated financial statements. We have reviewed our accounting policies and critical accounting estimates and determined that these remain our most critical accounting policies and estimates for the six months ended June 30, 2022.

Readers should refer to our annual report on Form 10-K for the year ended December 31, 2021 under “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Critical Accounting Estimates” for descriptions of these policies and estimates, as well as the notes to the consolidated interim financial statements included elsewhere within this report.

Results of Operations
The following table provides, for the periods indicated, certain financial data expressed as a percentage of net sales:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Sales:
Product	32.5%	39.8%	33.7%	41.7%
Service	67.5	60.2	66.3	58.3
Net sales	100.0	100.0	100.0	100.0
Cost and expenses:
Costs of product sales	26.6	27.4	26.3	27.0
Costs of service sales	36.9	37.2	36.7	36.8
Research and development	9.0	10.4	10.1	10.6
Sales, marketing and support	16.7	18.3	18.5	18.1
General and administrative	16.5	20.1	16.8	18.5
Total costs and expenses	105.7	113.4	108.4	111.0
Loss from operations	(5.7)	(13.4)	(8.4)	(11.0)
Interest income	0.5	0.5	0.5	0.5
Interest expense	—	—	—	—
Other income (expense), net	2.2	—	1.3	(0.9)
Loss before income tax expense (benefit)	(3.0)	(12.9)	(6.6)	(11.4)
Income tax expense (benefit)	0.6	0.2	0.7	(0.1)
Net loss	(3.6)%	(13.1)%	(7.3)%	(11.3)%

Three months ended June 30, 2022 and 2021

Net Sales

    As discussed further under the heading "Segment Discussion" below, product sales decreased $3.7 million, or 21%, to $13.6 million for the three months ended June 30, 2022 from $17.3 million for the three months ended June 30, 2021, due to a decrease in inertial navigation product sales of $2.3 million and a decrease in mobile connectivity product sales of $1.4 million. Service sales for the three months ended June 30, 2022 increased $2.2 million, or 8%, to $28.3 million from $26.1 million for the three months ended June 30, 2021, primarily due to an increase in mobile connectivity service sales of $2.2 million, partially offset by a decrease in inertial navigation service sales of $0.1 million.

Costs of Sales

    Costs of sales consists of costs of product sales and costs of service sales. Costs of sales decreased by $1.5 million, or 5%, in the three months ended June 30, 2022 to $26.5 million from $28.0 million in the three months ended June 30, 2021. The decrease in costs of sales was driven by a $0.8 million decrease in costs of product sales and a $0.7 million decrease in costs of service sales. As a percentage of net sales, costs of sales were 63% and 65% for the three months ended June 30, 2022 and 2021, respectively.

Our costs of product sales consist primarily of materials, manufacturing overhead, and direct labor used to produce our products. For the three months ended June 30, 2022, costs of product sales decreased by $0.8 million, or 7%, to $11.1 million from $11.9 million in the three months ended June 30, 2021. As a percentage of product sales, costs of product sales were 82% and 69% for the three months ended June 30, 2022 and 2021, respectively. Mobile connectivity costs of product sales decreased by $1.0 million, or 16%, primarily due to a $0.9 million decrease in our marine mobile connectivity cost of product sales. Mobile connectivity costs of product sales as a percentage of mobile connectivity product sales were 79% and 77% for the three months ended June 30, 2022 and 2021, respectively. The decrease was primarily driven by sales volume and product mix within our marine mobile connectivity cost of product sales. Inertial navigation costs of product sales increased by $0.2 million, or 4%, primarily due to a $1.3 million increase in expensed material and other manufacturing period costs, partially offset by a $0.5 million decrease in FOG and OEM costs of product sales and a $0.5 million decrease in our TACNAV costs of product sales. As a percentage of inertial navigation product sales, costs of inertial navigation product sales were 85% and 62% for the three months ended June 30, 2022 and 2021, respectively.

Our costs of service sales consist primarily of satellite service capacity, depreciation, service network overhead expense associated with our mini-VSAT Broadband network infrastructure, direct network service labor, Inmarsat service costs, product installation costs, engineering and related direct costs associated with customer-funded research and development, media materials and distribution costs, and service repair materials. For the three months ended June 30, 2022, costs of service sales decreased by $0.7 million, or 4%, to $15.4 million from $16.1 million for the three months ended June 30, 2021. As a percentage of service sales, costs of service sales were 55% and 62% for the three months ended June 30, 2022 and 2021, respectively. Mobile connectivity costs of service sales decreased by $0.8 million, or 5%, primarily due to a $0.4 million decrease in mini-VSAT airtime costs of service sales. This decrease was primarily driven by the shutdown of our legacy Arclight network, partially offset by an increase in costs associated with our HTS network due to increased capacity required for additional customers. In addition, there was a $0.3 million decrease in content services cost of service sales, primarily driven by the sale of a subsidiary in April 2022. As a percentage of mobile connectivity service sales, costs of mobile connectivity service sales were 54% and 62% for the three months ended June 30, 2022 and 2021, respectively. Inertial navigation costs of service sales increased by $0.1 million, or 73%, primarily due to an increase in repair services cost of service sales. As a percentage of inertial navigation service sales, costs of inertial navigation service sales were 68% and 33% for the three months ended June 30, 2022 and 2021, respectively.

Operating Expenses

    Research and development expense consists of direct labor, materials, external consultants, and related overhead costs that support our internally funded product development and product sustaining engineering activities. Research and development expense for the three months ended June 30, 2022 decreased by $0.7 million, or 17%, to $3.8 million from $4.5 million for the three months ended June 30, 2021. The primary reason for the decrease in research and development expense was a $0.9 million decrease in salaries, benefits and taxes, which was driven by the reduction in our workforce in March 2022. This decrease was partially offset by a $0.3 million increase in unfunded engineering expenses. There was also a corresponding reallocation of the expense of the underlying engineering work from costs of service sales, where funded engineering expenses are reflected, to research and development expense, where unfunded engineering expenses are reflected. As a percentage of net sales, research and development expense was 9% and 10% for the three months ended June 30, 2022 and 2021, respectively.

    Sales, marketing, and support expense consists primarily of salaries and related expenses for sales and marketing personnel, commissions for both in-house and third-party representatives, costs related to the co-development of certain content, other sales and marketing support costs such as advertising, literature and promotional materials, product service personnel and support costs, warranty-related costs and bad debt expense. Sales, marketing and support expense also includes the operating expenses of our sales office subsidiaries in Denmark, Singapore, Brazil, and Japan. Sales, marketing and support expense for the three months ended June 30, 2022 decreased by $1.0 million, or 12%, to $7.0 million from $7.9 million for the three months ended June 30, 2021. The decrease primarily resulted from a $1.0 million decrease in salaries, benefits and taxes, which was driven by the reduction in our workforce in March 2022. This decrease was partially offset by a $0.3 million increase in warranty expense. As a percentage of net sales, sales, marketing and support expense was 17% and 18% for the three months ended June 30, 2022 and 2021, respectively.

    General and administrative expense consists of costs attributable to management, finance and accounting, information technology, human resources, certain outside professional services, and other administrative costs. General and administrative expense for the three months ended June 30, 2022 and 2021 decreased by $1.8 million, or 21%, to $6.9 million compared to $8.7 million, respectively. The decrease primarily resulted from a $2.4 million decrease in professional fees, primarily arising from a stockholder's nomination of a completing slate of directors at our annual meeting of stockholders in 2021. This decrease was partially offset by a $0.6 million increase in recruiting expenses, which was driven by professional fees associated with the search for a new Chief Executive Officer and replacements for two departed members of our board of directors. As a percentage of net sales, general and administrative expense was 16% and 20% for the three months ended June 30, 2022 and 2021, respectively.

Interest and Other Income (Expense), Net

    Interest income represents interest earned on our cash and cash equivalents, as well as from investments and our sale-type lease receivables. Interest income remained flat period-over-period at $0.2 million for both of the three months ended June 30, 2022 and 2021. Interest expense remained flat period-over-period at less than $0.1 million for both of the three months ended June 30, 2022 and 2021. Other income (expense), net increased to other income, net of $0.9 million for the three months ended June 30, 2022 from other expense, net of less than $0.1 million for the three months ended June 30, 2021 primarily due to the sale of KVH Media Group Entertainment Limited during the three months ended June 30, 2022.

Income Tax Expense

    Income tax expense for the three months ended June 30, 2022 was $0.2 million and related to taxes on income earned in foreign jurisdictions. Income tax expense for the three months ended June 30, 2021 was $0.1 million and related to taxes on income earned in foreign jurisdictions.

Segment Discussion - Three months ended June 30, 2022 and 2021

Our net sales by segment for the three months ended June 30, 2022 and 2021 were as follows:

			Change
	For the three months ended June 30,		2022 vs. 2021
	2022	2021	$	%
	(dollars in thousands)
Mobile connectivity sales:
Product	$6,620	$8,046	$(1,426)	(18)%
Service	27,933	25,709	2,224	9%
Net sales	$34,553	$33,755	$798	2%

Inertial navigation sales:
Product	$6,959	$9,223	$(2,264)	(25)%
Service	325	385	(60)	(16)%
Net sales	$7,284	$9,608	$(2,324)	(24)%

Operating income (loss) by segment for the three months ended June 30, 2022 and 2021 were as follows:

			Change
	For the three months ended June 30,		2022 vs. 2021
	2022	2021	$	%
	(dollars in thousands)
Mobile connectivity	$4,525	$580	$3,945	680%
Inertial navigation	(1,289)	645	(1,934)	(300)%
	$3,236	$1,225	$2,011	164%
Unallocated	(5,568)	(7,027)	1,459	21%
Loss from operations	$(2,332)	$(5,802)	$3,470	60%

Mobile Connectivity Segment

Net sales in the mobile connectivity segment increased by $0.8 million, or 2%, for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021. Mobile connectivity product sales decreased by $1.4 million, or 18%, to $6.6 million for the three months ended June 30, 2022 from $8.0 million for the three months ended June 30, 2021. The decrease in mobile connectivity product sales was primarily due to a $1.3 million decrease in mini-VSAT Broadband product sales. The decrease in mini-VSAT product sales was primarily due to a decrease in unit sales volume.
Mobile connectivity service sales increased by $2.2 million, or 9%, to $27.9 million for the three months ended June 30, 2022 from $25.7 million for the three months ended June 30, 2021. The increase was primarily due to a $2.7 million increase in our mini-VSAT service sales, partially offset by a $0.6 million decrease in our content service sales, primarily driven by the sale of a subsidiary in April 2022.

The shutdown of our legacy Arclight network on December 31, 2021 impacted sales of mini-VSAT products in 2021 and mini-VSAT services in 2022. During 2021, mini-VSAT product sales benefited from the demand for units needed to migrate from the legacy network to our HTS network. During 2022, mini-VSAT service sales have been impacted by the loss of revenue from customers who did not migrate. As of December 31, 2021, the monthly recurring revenue associated with those customers was approximately $0.3 million. A number of these customer have since returned, and when combined with new customers, mini-VSAT service revenue for the three months ended June 30, 2022 was up 12% from the same quarter in 2021.

Operating income for the mobile connectivity segment increased $3.9 million for the three months ended June 30, 2022 to operating income of $4.5 million as compared to operating income of $0.6 million for the three months ended June 30, 2021. This increase resulted primarily from an increase in sales less associated costs of $2.6 million and a $1.2 million decrease in salaries, benefits and taxes, which was driven by the reduction in our workforce in March 2022.

Inertial Navigation Segment

Net sales in the inertial navigation segment decreased $2.3 million, or 24%, for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021. Inertial navigation product sales decreased $2.3 million, or 25%, to $7.0 million for the three months ended June 30, 2022 from $9.2 million for the three months ended June 30, 2021, primarily as a result of a $1.3 million decrease in our TACNAV product sales and a $1.0 million decrease in FOG and OEM product sales.

Inertial navigation service sales decreased $0.1 million, or 16%, to $0.3 million for the three months ended June 30, 2022 from $0.4 million for the three months ended June 30, 2021. The decrease was due to a $0.1 million decrease in repair services revenue.

Our operating loss for the inertial navigation segment changed by $1.9 million to an operating loss of $1.3 million for the three months ended June 30, 2022 as compared to operating income of $0.6 million for the three months ended June 30, 2021. This change resulted primarily from a decrease in sales less associated costs of $2.6 million, partially offset by a $0.9 million decrease in salaries, benefits and taxes, which was driven by the reduction in our workforce in March 2022.

Unallocated

Certain corporate-level costs have not been allocated because they are not attributable to either segment. These costs primarily consist of broad corporate functions, including executive, legal, finance, information technology, and costs associated with corporate actions.

Unallocated operating loss decreased $1.5 million, or 21%, for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021, primarily due to a $2.6 million decrease in non-recurring legal and advisory fees. In 2021, these fees were incurred as a result of a stockholder’s nomination of a competing slate of directors for our annual meeting of stockholders. Partially offsetting this decrease was a $0.6 million increase in recruiting expenses, which was driven by professional fees associated with the search for a new Chief Executive Officer and replacements for two departed members of our board of directors, and $0.3 million of one-time costs related to the reduction in our workforce in March 2022.

Six months ended June 30, 2022 and 2021

Net Sales

As discussed further under the heading "Segment Discussion" below, product sales decreased $7.8 million, or 22%, to $27.9 million for the six months ended June 30, 2022 from $35.7 million for the six months ended June 30, 2021, due to a decrease in inertial navigation product sales of $6.0 million and a decrease in mobile connectivity product sales of $1.8 million. Service sales for the six months ended June 30, 2022 increased $5.0 million, or 10%, to $55.0 million from $50.0 million for the six months ended June 30, 2021 due to an increase in mobile connectivity service sales of $5.2 million, partially offset by a decrease in inertial navigation service sales of $0.2 million.

Costs of Sales

    Costs of sales decreased by $2.4 million, or 4%, in the six months ended June 30, 2022 to $52.3 million from $54.7 million in the six months ended June 30, 2021. The decrease in costs of sales was driven by a $1.3 million decrease in costs of product sales and a $1.1 million decrease in costs of service sales. As a percentage of net sales, costs of sales were 63% and 64% for the six months ended June 30, 2022 and 2021, respectively.

For the six months ended June 30, 2022, costs of product sales decreased by $1.3 million, or 5%, to $21.8 million from $23.1 million in the six months ended June 30, 2021. As a percentage of product sales, costs of product sales were 78% and 65% for the six months ended June 30, 2022 and 2021, respectively. Mobile connectivity costs of product sales decreased by $0.7 million, or 6%, due to a $0.5 million decrease in our marine mobile connectivity cost of product sales and a $0.2 million decrease in our land mobile connectivity costs of product sales. Mobile connectivity costs of product sales as a percentage of mobile connectivity product sales were 81% and 76% for the six months ended June 30, 2022 and 2021, respectively. The increase was primarily driven by product mix within our marine mobile connectivity cost of product sales. Inertial navigation costs of product sales decreased by $0.6 million, or 5%, primarily due to a $1.8 million decrease in our TACNAV costs of product sales, partially offset by a $1.0 million increase in expensed material and other manufacturing period costs. Inertial navigation costs of product sales as a percentage of inertial navigation product sales were 76% and 57% for the six months ended June 30, 2022 and 2021, respectively. The increase was primarily driven by product mix with a decrease in higher margin TACNAV product sales.

For the six months ended June 30, 2022, costs of service sales decreased by $1.1 million, or 4%, to $30.4 million from $31.5 million for the six months ended June 30, 2021. As a percentage of service sales, costs of service sales were 55% and 63% for the six months ended June 30, 2022 and 2021, respectively. Mobile connectivity costs of service sales decreased by $0.8 million, or 3%, primarily due to a $0.4 million decrease in mini-VSAT airtime costs of service sales. This decrease was primarily driven by the shutdown of our legacy Arclight network, partially offset by an increase in costs associated with our HTS network due to increased capacity required for additional customers. In addition, there was a $0.3 million decrease in content services cost of service sales, primarily driven by the sale of a subsidiary in April 2022. Mobile connectivity costs of service sales as a percentage of mobile connectivity service sales were 55% and 63% for the six months ended June 30, 2022 and 2021, respectively. Inertial navigation costs of service sales decreased by $0.3 million, or 52%, due to a decrease in contract engineering services sales. Inertial navigation costs of service sales as a percentage of inertial navigation service sales were 62% and 95% for the six months ended June 30, 2022 and 2021, respectively. This decrease in costs of inertial navigation service sales was primarily due to a decrease in costs relating to an engineering and services development contract from a major U.S. defense contractor.

Operating Expenses

    Research and development expense for the six months ended June 30, 2022 decreased by $0.7 million, or 7%, to $8.4 million from $9.1 million for the six months ended June 30, 2021. The primary reason for the decrease in research and development expense was a $1.4 million decrease in salaries, benefits and taxes (excluding costs associated with the previously mentioned reduction in force) and a $0.4 million decrease in consulting fees. These decreases were partially offset by a $0.7 million increase in unfunded engineering expenses and $0.4 million in one-time costs related to the reduction in our workforce in March 2022. With respect to the decrease in funded engineering expenses, there was also a corresponding reallocation of the expense of the underlying engineering work from costs of service sales, where funded engineering expenses are reflected, to research and development expense, where unfunded engineering expenses are reflected. As a percentage of net sales, research and development expense was 10% and 11% for the six months ended June 30, 2022 and 2021, respectively.

    Sales, marketing and support expense for the six months ended June 30, 2022 decreased by $0.2 million, or 1%, to $15.3 million from $15.5 million for the six months ended June 30, 2021. The decrease in sales, marketing and support expense resulted primarily from a $1.2 million decrease in salaries, benefits and taxes (excluding costs associated with the previously mentioned reduction in workforce in March 2022), a $0.2 million decrease in marketing expense and a $0.2 million decrease in external commission expense, partially offset by $0.9 million in one-time costs related to the reduction in our workforce in March 2022 and a $0.5 million increase in warranty expense. As a percentage of net sales, sales, marketing and support expense was 18% for both the six months ended June 30, 2022 and 2021.

    General and administrative expense for the six months ended June 30, 2022 decreased by $1.9 million, or 12%, to $14.0 million from $15.8 million for the six months ended June 30, 2021. The decrease in general and administrative expense resulted primarily from a $3.1 million decrease in non-recurring legal and advisory fees, primarily arising from a stockholder’s nomination of a competing slate of directors at our annual meeting of stockholders in 2021. This decrease in expense was partially offset by a $0.6 million increase in recruiting expenses, which was driven by professional fees associated with the search for a new Chief Executive Officer and replacements for two recently departed members of our board of directors, $0.5 million in expenses related to the separation and retirement of Mr. Kits van Heyningen in March 2022, and $0.5 million in one-time costs related to the reduction in our workforce in March 2022. As a percentage of net sales, general and administrative expense was 17% and 19% for the six months ended June 30, 2022 and 2021, respectively.

Interest and Other Income (Expense), Net

    Interest income decreased by less than $0.1 million to $0.4 million for the six months ended June 30, 2022 from $0.5 million for the six months ended June 30, 2021. Interest expense remained flat period-over-period at less than $0.1 million for both the six months ended June 30, 2022 and 2021. Other income (expense), net increased to other income, net of $1.1 million for the six months ended June 30, 2022 from other expense, net of $0.8 million for the prior period primarily due to an increase in foreign exchange gains from our UK operations and the sale of KVH Media Group Entertainment Limited during the six months ended June 30, 2022.

Income Tax Expense (Benefit)

    Income tax expense for the six months ended June 30, 2022 was $0.6 million and related to taxes on income earned in foreign jurisdictions. Income tax benefit for the six months ended June 30, 2021 was $0.1 million and related to losses generated in foreign jurisdictions.

Segment Discussion - Six months ended June 30, 2022 and 2021

Our net sales by segment for the six months ended June 30, 2022 and 2021 were as follows:

			Change
	For the six months ended June 30,		2022 vs. 2021
	2022	2021	$	%
	(dollars in thousands)
Mobile connectivity sales:
Product	$13,183	$14,937	$(1,754)	(12)%
Service	54,521	49,325	5,196	11%
Net sales	$67,704	$64,262	$3,442	5%

Inertial navigation sales:
Product	$14,766	$20,764	$(5,998)	(29)%
Service	461	629	(168)	(27)%
Net sales	$15,227	$21,393	$(6,166)	(29)%

Operating income (loss) by segment for the six months ended June 30, 2022 and 2021 were as follows:

			Change
	For the six months ended June 30,		2022 vs. 2021
	2022	2021	$	%
	(dollars in thousands)
Mobile connectivity	$5,830	$183	$5,647	3,086%
Inertial navigation	(1,749)	2,735	(4,484)	(164)%
	$4,081	$2,918	$1,163	40%
Unallocated	(11,121)	(12,327)	1,206	10%
Loss from operations	$(7,040)	$(9,409)	$2,369	25%

Mobile Connectivity Segment

Net sales in the mobile connectivity segment increased by $3.4 million, or 5%, for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. Mobile connectivity product sales decreased by $1.8 million, or 12%, to $13.2 million for the six months ended June 30, 2022 from $14.9 million for the six months ended June 30, 2021. The decrease in mobile connectivity product sales was primarily due to a $1.1 million decrease in mini-VSAT Broadband product sales and a $0.3 million decrease in TracVision product sales. The decrease in mini-VSAT Broadband product sales was primarily due to a decrease in unit sales volume.

Mobile connectivity service sales increased by $5.2 million, or 11%, to $54.5 million for the six months ended June 30, 2022 from $49.3 million for the six months ended June 30, 2021. The increase was primarily due to a $5.4 million increase in our mini-VSAT service sales, partially offset by a $0.4 million decrease in our content services sales, primarily driven by the sale of a subsidiary in April 2022.

Operating income for the mobile connectivity segment increased by $5.6 million to $5.8 million for the six months ended June 30, 2022 as compared to $0.2 million for the six months ended June 30, 2021. This increase resulted primarily from an increase in sales less associated costs of $4.9 million, a $1.5 million decrease in salaries, benefits and taxes (excluding costs associated with the previously mentioned reduction in workforce in March 2022) and a $0.4 million decrease in legal and professional fees, partially offset by $1.1 million in one-time costs related to the reduction in our workforce in March 2022 and a $0.4 million increase in warranty expense.

Inertial Navigation Segment

Net sales in the inertial navigation segment decreased $6.2 million, or 29%, for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. Inertial navigation product sales decreased by $6.0 million, or 29%, to $14.8 million for the six months ended June 30, 2022 from $20.8 million for the six months ended June 30, 2021. This decrease was primarily due to a $5.8 million decrease in TACNAV product sales.

Inertial navigation service sales decreased $0.2 million, or 27%, to $0.5 million for the six months ended June 30, 2022 from $0.6 million for the six months ended June 30, 2021. The decrease was primarily due a decrease in contract engineering service revenues.

Our operating loss for the inertial navigation segment changed by $4.5 million to an operating loss of $1.7 million for the six months ended June 30, 2022 as compared to operating income of $2.7 million for the six months ended June 30, 2021. This change resulted primarily from a decrease in sales less associated costs of $5.3 million and $0.3 million in one-time costs related to the reduction in our workforce in March 2022, partially offset by a $1.4 million decrease in salaries, benefits and taxes (excluding costs associated with the previously mentioned reduction in workforce in March 2022).

Unallocated

Unallocated operating loss decreased $1.2 million, or 10%, for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021 primarily due to a $3.1 million decrease in non-recurring legal and advisory fees. In 2021, these fees were incurred as a result of a stockholder’s nomination of a competing slate of directors for our annual meeting of stockholders. Partially offsetting this decrease was $0.6 million of expenses related to the separation and retirement of Mr. Kits van Heyningen in March 2022, a $0.6 million increase in recruiting expenses, which was driven by professional fees associated with the search for a new Chief Executive Officer and replacements for two recently departed members of our board of directors, and $0.4 million in one-time costs related to the reduction in our workforce in March 2022.

Backlog

Backlog is not a meaningful indicator for predicting revenue in future periods. Commercial resellers for our mobile connectivity products and legacy products typically do not carry extensive inventories and rely on us to ship products quickly. Generally, due to rapid delivery of our commercial products, our backlog for those products is not significant.

Our backlog for all products and services was $3.5 million and $23.9 million as of June 30, 2022 and December 31, 2021, respectively. As of June 30, 2022, $3.5 million of our backlog was scheduled for fulfillment in 2022 and $0.1 million was scheduled for fulfillment in 2023.

Backlog consists of orders evidenced by written agreements and specified delivery dates for customers who are acceptable credit risks. We do not include satellite connectivity service sales in our backlog even though many of our satellite connectivity customers have signed annual or multi-year service contracts providing for a fixed monthly fee. Military orders included in backlog are generally subject to cancellation for the convenience of the customer. When orders are canceled, we generally recover actual costs incurred through the date of cancellation and the costs resulting from termination. As of June 30, 2022, our backlog included $0.0 million in orders that are subject to cancellation for convenience by the customer. Individual orders for inertial navigation products are often large and may require procurement of specialized long-lead components and allocation of manufacturing resources. The complexity of planning and executing larger orders generally requires customers to order well in advance of the required delivery date, resulting in backlog.

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

As of June 30, 2022, we had $15.6 million in cash, cash equivalents, and marketable securities, of which $2.7 million in cash and cash equivalents was held in local currencies by our foreign subsidiaries. Our foreign subsidiaries held no marketable securities as of June 30, 2022. As of June 30, 2022, we had $52.0 million in working capital. Based upon our current working capital position, current operating plans and expected business conditions, we expect to have sufficient funds, through at least twelve months from the date that this report is filed with the SEC, to fund our short-term and long-term working capital requirements, including capital expenditures and contractual obligations, primarily using our existing cash, cash equivalents and marketable securities and any operating cash flow. Our funding plans for our working capital needs and other commitments may be adversely impacted if our underlying assumptions regarding our anticipated revenues and expenses are not realized. If our operating results fail to meet our expectations, we could be required to seek additional funding through public or private financings or other arrangements. In that event, adequate funds may not be available when needed or may be available only on terms which could have a negative impact on our business and results of operations. In addition, if we raise funds by issuing equity securities, our stockholders may experience dilution.

Net cash used in operations was $3.2 million for the six months ended June 30, 2022 compared to net cash provided by operations of $4.8 million for the six months ended June 30, 2021. The $8.0 million change in cash used in operations is primarily due to an $8.7 million increase in cash outflows relating to inventories, a $1.7 million decrease in non-cash items, a $1.1 million increase in cash outflows related to accounts payable and accrued expenses, and a $1.1 million decrease in cash inflows relating to accounts receivable. Partially offsetting these items was a $3.6 million decrease in net loss, a $0.7 million decrease in cash outflows related to contract liabilities and long-term contract liabilities, and a $0.4 million decrease in cash outflows related to other non-current assets and non-current contract assets.

Net cash provided by investing activities was $2.3 million for the six months ended June 30, 2022 compared to net cash used in investing activities of $10.5 million for the six months ended June 30, 2021. The $12.8 million change in net cash provided by investing activities was primarily the result of an $8.0 million increase in net cash inflows relating to the purchase and sales of marketable securities and a $2.5 million decrease in capital expenditures, as well as $2.4 million in proceeds from the sale of KVH Media Group Entertainment Limited.

Net cash provided by financing activities was $0.2 million for the six months ended June 30, 2022 compared to net cash provided by financing activities of $2.3 million for the six months ended June 30, 2021. The $2.1 million decrease in net cash provided by financing activities is primarily attributable to the $2.1 million decrease in cash inflows relating to proceeds from stock options exercised and the employee stock purchase plan.

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

Line of Credit

Effective October 30, 2018, we entered into an amended and restated three-year senior secured credit facility agreement (the 2018 Credit Agreement) with Bank of America, N.A., as Administrative Agent, and the lenders named from time to time as parties thereto (the 2018 Lenders), which included a reducing revolving credit facility (the 2018 Revolver) of up to $20.0 million initially and reducing to $15.0 million on December 31, 2019, to be used for general corporate purposes. Our obligations under the 2018 Credit Agreement are secured by substantially all of our assets and the pledge of equity interests in certain of our subsidiaries. As of June 30, 2022, no amounts were outstanding under the 2018 Revolver.

Borrowings under the 2018 Revolver are subject to the satisfaction of various conditions precedent at the time of each borrowing, including the continued accuracy of our representations and warranties and the absence of any default under the 2018 Credit Agreement. As of June 30, 2022, the full balance of the $15.0 million facility was available for borrowing.

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

On October 29, 2021, we amended the 2018 Credit Agreement to maintain the $15.0 million 2018 Revolver, extend the maturity date of the 2018 Revolver to October 28, 2022, eliminate the Consolidated Fixed Charge Coverage Ratio financial covenant, add a minimum trailing four-quarter Consolidated Adjusted EBITDA financial covenant of $3.0 million, modify the definition of Consolidated Adjusted EBITDA, modify the interest rate margins and certain lender fees, and transition the interest rate provisions based on LIBOR to the Bloomberg Short Term Bank Yield Index. In addition, Bank of America became the sole lender under the 2018 Credit Agreement. We were in compliance with these financial covenants as of June 30, 2022.

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

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022, the end of the period covered by this interim report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2022.

Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated changes in our internal control over financial reporting that occurred during the second quarter of 2022. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer did not identify any change in our internal control over financial reporting during the second quarter of 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We recorded substantial losses from continuing operations in the six months ended June 30, 2022 and each of the last three fiscal years (notwithstanding the income we recognized in 2021 from the forgiveness of the PPP Loan). We may continue to incur losses as we increase satellite capacity to handle our growing subscriber base, as we continue to shift our business from a model based primarily on product sales to a model based primarily on recurring revenue, as we confront the impact of the COVID-19 pandemic (especially regarding the global chip shortage and supply chain constraints) on our business, as we incur expenses to restructure our business (including severance expenses) and as we continue to invest in research and development to improve our existing products and develop new products. In order to regain profitability, we must grow our airtime subscriber base, reduce our costs, and continue to introduce new and improved products in order to maintain and improve our competitive position and generate revenue. Our inability to accomplish any of these goals could have a material adverse effect on our revenues, profitability and cash flow, and we cannot assure you when, or whether, we will regain profitability.

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

As a result of our acquisitions, we have recorded, and may continue to record, a significant amount of goodwill and other intangible assets. Under current accounting guidelines, we must assess, at least annually and potentially more frequently, whether the value of goodwill and other intangible assets has been impaired. In 2020, our annual impairment test resulted in an impairment charge of $10.5 million in our KVH Media reporting unit. Even after recording this impairment, our consolidated balance sheet at June 30, 2022 includes $5.9 million of goodwill and other intangible assets, of which $1.5 million relates to KVH Media Group. Our annual impairment analysis in the fourth quarter of 2021 did not identify any further impairments. However, there can be no assurance that our remaining goodwill and other intangible assets will not be further impaired, especially if the global COVID-19 pandemic continues to impact the markets in which our Media Group operates.

Risks related to our operations

Our future performance will depend in part on the success of our management transition.

On March 7, 2022, we announced that our President and Chief Executive Officer, Martin Kits van Heyningen, was retiring from his executive and Board roles after more than 40 years of service. Brent C. Bruun, our then Chief Operating Officer, was appointed as our interim President and Chief Executive Officer. Subsequently, on June 15, 2022, he was appointed as our President and Chief Executive Officer and as a Class II member of the Board of Directors. Because Mr. Kits van Heyningen will no longer participate in the day-to-day management of our business, we will not have the full benefit of his long experience, expertise and familiarity with our customers and suppliers and the industries in which we participate. If we are not successful in implementing our management transition, it could be viewed negatively by our customers, employees or investors and have an adverse impact on our business. Further, these changes will increase our dependency on other members of our executive management team who remain with us. Our executive officers are at-will employees, competition is intense for executive management, and they could terminate their employment with us at any time. We do not maintain key-person life insurance on any of our personnel. Accordingly, the loss of one or more of our executive officers or key employees could have a material adverse effect on our business.

If we cannot effectively manage changes in our business and continue to attract and retain skilled personnel, our business may suffer.

We are highly dependent on the efforts and abilities of qualified personnel at all levels, including our senior management team and other key technical, operational, managerial and sales and marketing personnel, each of whom brings a valuable set of skills that would be difficult to replace. If we fail to retain and attract the necessary personnel, we may be unable to achieve our business objectives and may lose our competitive position, which could lead to a significant decline in net sales. In March 2022, we announced a change in our strategic priorities, whereby we plan to focus on our core businesses, implement greater discipline in our new product initiatives and reduce costs. We may not achieve the anticipated benefits and cost savings from this restructuring. As part of this change, we completed a reduction in force of approximately 10% to realign our workforce to match our strategic priorities. The workforce reduction required the reallocation and combination of certain roles and responsibilities across the organization. Moreover, the reduction in force may yield unintended consequences and costs, such as attrition beyond the intended reduction in force, the distraction of employees and reduced employee morale, and could adversely affect our reputation as an employer. In the first and second quarters of this year we incurred severance and other expenses in connection with the reduction in force, which will reduce our earnings at least in the near term. The current job market for our personnel is very competitive, resulting in increased compensation, and we face challenges in seeking to retain our continuing personnel and attract new personnel to fulfill our unmet needs. Prior to the reduction in force, we experienced increased turnover among our employees. Replacing key personnel may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully execute our business strategy, and we cannot assure you that we will be able to identify or employ qualified personnel for any such position on acceptable terms, if at all. In order to retain and attract qualified personnel, we may need to pay higher compensation than we currently expect, which would make it more difficult to achieve our goal of returning to profitability.

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

In the first and second quarters of this year we carried out a restructuring to re-align our workforce to match strategic and financial objectives and optimize resources for long-term growth, including a reduction in force. We also implemented a management transition, and our new management may take similar steps in the future to generate operating synergies, to achieve our target operating model and financial objectives, or to reflect more closely changes in the strategic direction of our business. We may also choose to make strategic divestitures. Any of these changes could be disruptive to our business, including our research and development and product launch efforts, and could result in significant expense, including losses on any divestiture, accounting charges for inventory and technology-related write-offs and workforce reduction costs, and significant transaction costs, including for potential transactions that do not proceed. Substantial expense or charges resulting from restructuring activities or divestitures could adversely affect our results of operations and use of cash in the periods in which we take these actions. Any divestiture could also result in the retention of liabilities and expenses that are not assumed by the acquirer or the loss of operating income from the divested operations, either of which could negatively impact profitability after any divestiture.

We must generate a certain level of sales of the TracPhone V-HTS series products and our mini-VSAT Broadband service in order to maintain or improve our service gross margins.

As a result of our mini-VSAT Broadband network infrastructure, our cost of service sales includes certain costs that generally do not vary directly in proportion with the volume of service sales, and we have limited ability to reduce these fixed costs in the short term. Although we have realized savings from the shutdown of our legacy Arclight network, the cost of our HTS network has increased significantly each year as we have further expanded our network to accommodate additional subscriber demand and/or coverage areas, as well as customers who migrated from our legacy network. We expect that this trend will continue in 2022 and beyond. If sales of our TracPhone V-HTS series products and the mini-VSAT Broadband service, including through our AgilePlans subscription model, do not generate the level of revenue that we expect or if those revenues decline, our service gross margins may decline. The failure to improve our mini-VSAT Broadband service gross margins and unit or subscriber sales would have a material adverse effect on our overall profitability.

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

We have single dedicated manufacturing facilities for each of our mobile connectivity product categories, and any significant disruption to a facility will impair our ability to deliver our products.

We currently manufacture all of our mobile connectivity products at our manufacturing facility in Middletown, Rhode Island. Some of our production processes are complex, and we may be unable to respond rapidly to the loss of the use of our production facility. For example, our production facility uses some specialized equipment that may take time to replace if they are damaged or become unusable for any reason. In that event, shipments would be delayed, which could result in customer or dealer dissatisfaction, loss of sales and damage to our reputation. Finally, we have only a limited capability to increase our manufacturing capacity in the short term. If short-term demand for our products exceeds our manufacturing capacity, our inability to fulfill orders in a timely manner could also lead to customer or dealer dissatisfaction, loss of sales and damage to our reputation.

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

Economic conditions in the various geographic markets we serve have experienced significant turmoil over the last several years, including a potential global recession, downturns related to the COVID-19 pandemic, slow economic activity, tight credit markets, inflation and deflation concerns, low consumer confidence, limited capital spending, adverse business conditions, war and refugee crises in the Middle East and Europe, terrorist attacks, the departure of the United Kingdom from the European Union, changes in government priorities, trade wars, a government shutdown, gridlock from a divided Congress, and liquidity concerns. These factors vary in intensity by region. Further, in response to the COVID-19 pandemic, governments have implemented, revised, withdrawn, reinstituted and expanded extensive safety precautions, including quarantines, travel restrictions, business closures, cancellations of public gatherings and other measures. Other organizations and individuals continue to take additional steps to avoid or reduce infection, including limiting travel and implementing work-at-home policies. These measures have significantly disrupted normal business operations both in and outside of affected areas, and complying with them has increased our costs. Travel restrictions and safety precautions have also limited our ability to service and install our equipment. Although we are unable to predict the ongoing impact of the pandemic, our mobile communications business in particular largely depends on travel. The operations of our KVH Media Group were particularly impacted due in part to the global reduction in travel resulting from the pandemic. We anticipate that, until the pandemic is contained, governmental, individual, business and other organizational measures to limit the spread of the virus will continue to adversely affect our revenues, results of operations and financial condition, perhaps materially. An outbreak of infection in any of our facilities could severely disrupt our operations. We continue to monitor government recommendations and have made modifications to our operations because of the pandemic. Our customers’ businesses could be further disrupted, and our revenues could continue to be adversely affected. Additionally, global economic disruptions like the COVID-19 pandemic have negatively impacted, and could continue to negatively impact, our supply chain and continue to cause delays in the delivery of raw materials, components and other supplies that we need to conduct our operations and generate revenue. The extent to which the pandemic will continue to impact our business will depend on many factors beyond our control, including the speed of contagion, the appearance of new variants, the development and implementation of effective preventative measures and vaccines, the scope of governmental and other restrictions on travel and other activity, and public reactions to these factors.

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

The change in U.S. presidential administrations may alter the U.S.’s approach to international trade, which may impact existing bilateral or multi-lateral trade agreements and treaties with foreign countries. The U.S. has imposed tariffs on certain foreign goods and may increase tariffs or impose new ones, and certain foreign governments have retaliated and may continue to do so. We derive a majority of our revenues from international sales (including sales by our recently sold inertial navigation business), which makes us especially vulnerable to increased tariffs. Changes in U.S. trade policy have created ongoing turmoil in international trade relations, and it is unclear what future actions the U.S. government or foreign governments will or will not take with respect to tariffs or other international trade agreements and policies. Current trade negotiations may fail, which may exacerbate these risks. Ongoing or new trade wars or other governmental action related to tariffs or international trade agreements or policies could reduce demand for our products and services, increase our costs, reduce our profitability, adversely impact our supply chain or otherwise have a material adverse effect on our business and results of operations.

Changes in foreign currency exchange rates may negatively affect our financial condition and results of operations.

Because of the scope of our foreign sales and foreign operations, we face significant exposure to movements in exchange rates for foreign currencies, particularly the pound sterling and the euro. For example, during 2022, the U.S. dollar strengthened against certain foreign currencies, which adversely affected revenues reported in U.S. dollars and decreased the reported value of our assets in foreign countries.

We also have intragroup receivables and liabilities, such as loans, that can generate significant foreign currency effects. Changes in exchange rates, particularly the U.S. dollar against the pound sterling, could lead to the recognition of unrealized foreign exchange losses.

Moreover, certain of our products and services are sold internationally in U.S. dollars; if the U.S. dollar continues to strengthen, the relative cost of these products and services to customers located in foreign countries would increase, which could adversely affect export sales. In addition, most of our financial obligations must be satisfied in U.S. dollars. Our exposures to changes in foreign currency exchange rates may change over time as our business practices evolve and could result in increased costs or reduced revenue and could adversely affect our cash flow. Changes in the relative values of currencies occur regularly and may have a significant impact on our operating results. We cannot predict with any certainty changes in foreign currency exchange rates or the degree to which we can cost-effectively mitigate this exposure.

Risks related to the sale of our inertial navigation business

We face potential liabilities and disruptions arising from the sale of our inertial navigation business.

On August 9, 2022, we sold our inertial navigation business, one of our two operating segments, to EMCORE Corporation, for aggregate consideration of $55.0 million, less specified deductions and a holdback of $1.0 million and subject to a working capital adjustment. As a result of these provisions, we could receive proceeds that are less than we anticipate.

The sale of the inertial navigation business required us to separate and allocate specific assets to the business, including some shared assets. We could also face disputes with EMCORE regarding whether or not certain assets were included in the sale. Moreover, we agreed, for a period of time after the sale, to continue to perform certain services that we historically performed for the inertial navigation business, and we also undertook other customary obligations associated with a disposition of a business by means of asset sale.

We incurred significant legal, accounting and financial advisory fees negotiating and consummating the sale of the inertial navigation business, and we may incur additional fees to resolve any dispute that may arise over the terms of the transaction or the parties’ compliance with their obligations under the transaction agreements. Although EMCORE agreed to assume most liabilities associated with the inertial navigation business, it did not assume all such liabilities, which could lead to a dispute. Any such disputes could divert the attention of our management or otherwise have a material adverse effect on our business, financial condition and results of operations.

The sale of the inertial navigation business will have the effect of reducing our operating and profit margins, and we will be solely reliant on our mobile connectivity business.

As a result of the sale of the inertial navigation business, we will no longer generate revenues associated with that business. Accordingly, the costs we incur to operate our continuing business, including the significant overhead costs associated with being a public company, will be spread over a smaller revenue base and will have the immediate effect of magnifying the impact of those costs on our operating and profit margins. In order to improve those margins, we will have to increase our revenue or reduce our costs. While the disposition of the inertial navigation business should simplify our financial reporting, we do not expect that any cost savings would be substantial.

The sale of our inertial navigation business may make it more difficult to attract and retain employees.

As a result of the sale of our inertial navigation business, our base of continuing employees will be smaller. We will have fewer personnel to perform certain functions provided by departed employees, which will have the effect of magnifying the impact of any additional departures of continuing personnel. Our smaller size may also make it more difficult to attract and retain new personnel. Our efforts to attract and retain employees may not be successful, which could have a material adverse effect on our ability to operate our business and achieve our business goals.

Our board of directors has not decided how to use the proceeds from the sale of our inertial navigation business, and stockholders may disagree with the board’s decisions.

Our board will have broad discretion regarding the use of the remaining net proceeds, which may include, without limitation, general corporate purposes, stock repurchases, cash dividends, capital expenditures, working capital, and strategic acquisition opportunities that may arise. In most cases, our board of directors will be able to deploy the net proceeds without obtaining stockholder approval and, as a result, may use the net proceeds in ways with which our stockholders may disagree. Divergent stockholder expectations for our remaining business, including expectations regarding the use of proceeds, profitability and cash flow, may lead to significant fluctuations in our stock price.

Risks related to our industry

Competition may limit our ability to sell our mobile connectivity products and services.

The mobile connectivity market is very competitive, and we expect this competition to intensify. We may not be able to compete successfully against current and future competitors, which could impair our ability to sell our products and services. As our market share in the mobile satellite communication market has grown, competition has intensified significantly, most notably from companies that seek to compete primarily on price. These companies may continue to implement price reductions and discounts for both products and services, which have required us to reduce our prices or offer discounts in order to maintain or increase our market share. Some of our VSAT competitors have also leveraged partnerships amongst themselves in order to capture larger combined market share. Further, some of the companies that we depend on to supply us with capacity on satellite communications networks may vertically integrate by introducing their own products and services to compete with ours, which might motivate them to stop providing satellite network capacity to us, or to make it available only on less favorable terms.

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

We obtain many key components for our products from third-party suppliers, and in some cases we use a single or a limited number of suppliers. Any interruption in supply could impair our ability to deliver our products until we identify and qualify a new source of supply, which could take several weeks, months or longer and could increase our costs significantly. For example, the global chip shortage and supply chain constraints resulting from the COVID-19 pandemic have impacted our ability to deliver products in a timely manner and have increased our cost of sales due to rising prices for materials. In the second quarter of 2022, we estimate that raw material costs exceeded our expectations by approximately $0.6 million, and that orders for approximately $2.7 million could not be filled due to component shortages. We may not be able to pass along any or all of these cost increases to our customers, and customers may not wait for our products to become available. These disruptions in our supply chain could continue or worsen, which could continue to delay delivery of our products and services and adversely affect our revenue and results of operations in future periods. Suppliers might change or discontinue key components, which could require us to modify our product designs. Regulations requiring government contractors to implement processes to avoid counterfeit parts may require us to find new sources of materials or components if a supplier cannot meet those requirements. In general, we do not have written long-term supply agreements with our suppliers but instead buy components through purchase orders, which expose us to potential price increases and termination of supply without notice or recourse. We generally do not carry significant inventories of product components, which could magnify the impact of the loss of a supplier. If we must use a new source of supply, we could face unexpected manufacturing difficulties and loss of product performance or reliability. In addition, from time to time, lead times for certain components can increase significantly due to imbalances in overall market supply and demand. This, in turn, could limit our ability to satisfy demand for our products on a timely basis and could result in the cancellation of customer orders. Further, adverse economic conditions, including conditions caused by the current COVID-19 pandemic, could result in financial difficulties or bankruptcy for any of our suppliers, which could adversely affect our business and results of operations.

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

From time to time, we have recorded significant inventory charges and/or inventory write-offs as a result of substantial declines in customer demand. For example, in the second quarter of 2022, we recorded a $1.6 million inventory reserve related to a specialized component in our former TACNAV product line. This component was originally purchased in anticipation of an order from a long-standing customer; however, that order never materialized. Market or competitive changes could lead to future charges for excess or obsolete inventory, especially if we are unable to appropriately adjust the supply of material from our vendors.

Risks related to intellectual property

We are devoting significant resources to research and development efforts that may be unsuccessful. If we are unable to improve our existing mobile connectivity and inertial navigation products and services and develop new, innovative products and services, our sales and market share may decline.

The market for mobile connectivity products and services is characterized by rapid technological change, frequent new product innovations, changes in customer requirements and expectations, and evolving industry standards. For example, we now compete with Inmarsat's Fleet Xpress satellite communications products and services. If we fail to make innovations in our existing products and services and reduce the costs of our products and services in a timely way, our market share may decline. For example, the introductions of our TracVision TV-series antennas in 2014 occurred later than we had anticipated, which we believe led certain customers to purchase competing products. Products or services using new technologies, or emerging industry standards, could render our products and services obsolete. If our competitors successfully introduce new or enhanced products or services that outperform our products or services, or are perceived as doing so, we may be unable to compete successfully in the markets affected by these changes.

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

Historically, sales to customers outside the United States have accounted for a significant portion of our net sales. We derived 63%, 60% and 64% of our revenues in the six months ended June 30, 2022 and the years ended December 31, 2021 and 2020, respectively, from sales to these foreign customers (including sales by our recently sold inertial navigation business). We have foreign offices in Denmark, the United Kingdom, Singapore, Japan, Norway, Cyprus and the Philippines, as well as a subsidiary in Brazil that manages local sales. Nonetheless, substantially all of our personnel and operations are located in the United States. Our limited international operations may impair our ability to compete successfully in international markets and to meet the service and support needs of our customers in countries where we have little to no infrastructure. We face a number of risks associated with our international business activities, which may increase our costs and require significant management attention. These risks include restrictions on international travel, which may restrict our ability to grow and service our business; tariffs; sanctions or other trade restrictions that preclude or restrict doing business with particular foreign governments, companies or individuals; technical challenges we may face in adapting our mobile connectivity products to function with different satellite services and technology in use in various regions around the world; satisfaction of international regulatory requirements and delays and costs associated with procurement of any necessary licenses or permits; the potential unavailability of content licenses covering international waters and foreign locations; increased costs of providing customer support in multiple languages; increased costs of managing operations that are international in scope; potentially adverse tax consequences, including restrictions on the repatriation of earnings; protectionist laws and business practices that favor local competitors, which could slow our growth in international markets; potentially longer sales cycles; potentially longer accounts receivable payment cycles and difficulties in collecting accounts receivable; and economic and political instability in some international markets.

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

We are subject to income and other taxes in the U.S. and the foreign jurisdictions in which we operate. The determination of our worldwide provision for income taxes and current and deferred tax assets and liabilities requires significant judgment and estimation. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. Although we believe our tax estimates are reasonable, the ultimate tax outcome may differ materially from our estimates and may materially affect our income tax benefit or expense, net loss or income, and cash flows in the period in which such determination is made. As of June 30, 2022, we had gross uncertain tax positions of $1.9 million, consisting of a $1.3 million reduction to deferred tax assets and a $0.6 million liability for uncertain tax positions.

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

Our stock price has historically been volatile. During the period from January 1, 2018 to June 30, 2022, the trading price of our common stock ranged from $6.36 to $15.29. Many factors may cause the market price of our common stock to fluctuate, including variations in our quarterly results of operations; the introduction of new products and services by us or our competitors; changes in estimates of our performance or recommendations by securities analysts; the hiring or departure of key personnel; acquisitions or strategic alliances involving us or our competitors; market conditions in our industries; and the global macroeconomic and geopolitical environment. Broad market fluctuations may adversely affect the market price of our common stock. When the market price of a company’s stock drops significantly, stockholders often institute securities litigation against that company. Any such litigation could cause us to incur significant expenses defending against the claim, divert the time and attention of our management and result in significant damages.

ITEM 6.    EXHIBITS
Exhibits:

Exhibit No.	Description	Filed with this Form 10-Q	Incorporated by Reference
			Form	Filing Date	Exhibit No.
3.1	Amended and Restated Certificate of Incorporation, as amended		10-Q	August 6, 2010	3.1

3.2	Amended and Restated Bylaws		10-Q	November 1, 2017	3.2

4.1	Specimen certificate for the common stock		10-K	March 2, 2018	4.1

10.1	Executive Employment Agreement dated as of May 2, 2022 between KVH Industries, Inc. and Brent C. Bruun	X

10.2	Executive Employment Agreement dated as of May 2, 2022 between KVH Industries, Inc. and Roger A. Kuebel	X

10.3	Executive Employment Agreement dated as of May 2, 2022 between KVH Industries, Inc. and Felise B. Feingold	X

10.4	Executive Employment Agreement dated as of May 9, 2022 between KVH Industries, Inc. and Robert J. Balog	X

31.1	Rule 13a-14(a)/15d-14(a) certification of principal executive officer	X

31.2	Rule 13a-14(a)/15d-14(a) certification of principal financial officer	X

32.1	Section 1350 certification of principal executive officer and principal financial officer	X

101
The following financial information from KVH Industries, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets (unaudited), (ii) the Consolidated Statements of Operations (unaudited), (iii) the Consolidated Statements of Comprehensive Loss (unaudited), (iv) the Consolidated Statement of Stockholders' Equity (unaudited), (v) the Consolidated Statements of Cash Flows (unaudited), and (vi) the Notes to Consolidated Interim Financial Statements (unaudited).
X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 9, 2022

KVH Industries, Inc.

By:	/s/ ROGER A. KUEBEL
Roger A. Kuebel
(Duly Authorized Officer and Chief Financial Officer)