Form 10-Q
period 2022-09-30
KVH INDUSTRIES INC \DE\
filed 2022-12-06
CIK 1007587

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2022
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Date	Class	Outstanding shares
December 1, 2022	Common Stock, par value $0.01 per share	19,181,956

KVH INDUSTRIES, INC. AND SUBSIDIARIES
Form 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1.    Financial Statements
KVH INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30, 2022	December 31, 2021
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$14,402	$11,376
Marketable securities	55,171	13,147
Accounts receivable, net of allowance for doubtful accounts of $1,523 and $1,597 as of September 30, 2022 and December 31, 2021, respectively	27,775	27,766
Inventories, net	23,878	15,833
Prepaid expenses and other current assets	3,426	2,637
Current contract assets	1,268	1,230
Current assets held for sale	—	15,841
Total current assets	125,920	87,830
Property and equipment, net	52,930	52,945
Intangible assets, net	467	1,287
Goodwill	5,237	6,570
Right of use assets	1,410	3,055
Other non-current assets	5,067	6,778
Non-current contract assets	3,185	3,104
Deferred income tax asset	56	56
Non-current assets held for sale	—	7,169
Total assets	$194,272	$168,794
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,629	$9,501
Accrued compensation and employee-related expenses	7,258	6,139
Accrued other	11,119	6,937
Accrued product warranty costs	1,284	1,084
Contract liabilities	3,816	3,778
Current operating lease liability	963	1,912
Liability for uncertain tax positions	624	592
Current liabilities held for sale	—	3,939
Total current liabilities	34,693	33,882
Other long-term liabilities	—	22
Long-term operating lease liability	472	1,224
Long-term contract liabilities	4,335	4,466
Deferred income tax liability	184	215
Non-current liabilities held for sale	—	8
Total liabilities	$39,684	$39,817
Commitments and contingencies (Notes 2, 10, 12, and 17)
Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 1,000,000 shares; none issued	—	—
Common stock, $0.01 par value. Authorized 30,000,000 shares; 20,606,201 and 20,342,695 shares issued at September 30, 2022 and December 31, 2021, respectively; and 19,173,507 and 18,910,001 shares outstanding at September 30, 2022 and December 31, 2021, respectively	206	203
Additional paid-in capital	159,555	156,199
Retained earnings (accumulated deficit)	11,345	(12,165)
Accumulated other comprehensive loss	(4,667)	(3,409)
	166,439	140,828
Less: treasury stock at cost, common stock, 1,432,694 shares as of September 30, 2022 and December 31, 2021	(11,851)	(11,851)
Total stockholders’ equity	154,588	128,977
Total liabilities and stockholders’ equity	$194,272	$168,794
See accompanying Notes to Unaudited Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except earnings per share amounts, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Sales:
Product	$6,625	$6,851	$19,808	$21,788
Service	28,544	27,537	83,065	76,862
Net sales	35,169	34,388	102,873	98,650
Costs and expenses:
Costs of product sales	6,747	5,604	17,363	16,891
Costs of service sales	15,379	16,665	45,505	47,635
Research and development	2,745	2,828	8,380	8,270
Sales, marketing and support	5,710	6,168	18,355	19,027
General and administrative	5,559	6,666	19,532	22,514
Total costs and expenses	36,140	37,931	109,135	114,337
Loss from operations	(971)	(3,543)	(6,262)	(15,687)
Interest income	389	218	798	673
Interest expense	1	20	3	52
Other income, net	569	7,031	1,561	6,174
(Loss) income from continuing operations before income tax expense (benefit)	(14)	3,686	(3,906)	(8,892)
Income tax expense (benefit) from continuing operations	81	16	645	(59)
Net (loss) income from continuing operations	$(95)	$3,670	$(4,551)	$(8,833)
Net income from discontinued operations, net of tax	29,741	348	28,061	3,150
Net income (loss)	$29,646	$4,018	$23,510	$(5,683)

Net (loss) income from continuing operations per common share
Basic	$(0.01)	$0.20	$(0.25)	$(0.49)
Diluted	$(0.01)	$0.20	$(0.25)	$(0.49)

Net income from discontinued operations per common share
Basic	$1.59	$0.02	$1.51	$0.17
Diluted	$1.59	$0.02	$1.51	$0.17

Net income (loss) per common share
Basic	$1.58	$0.22	$1.27	$(0.31)
Diluted	$1.58	$0.22	$1.27	$(0.31)

Weighted average number of common shares outstanding:
Basic	18,706	18,341	18,574	18,152
Diluted	18,706	18,566	18,574	18,152

See accompanying Notes to Unaudited Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net income (loss)	$29,646	$4,018	$23,510	$(5,683)
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(646)	(370)	(1,258)	(106)
Other comprehensive loss, net of tax(1)	(646)	(370)	(1,258)	(106)
Total comprehensive income (loss)	$29,000	$3,648	$22,252	$(5,789)
(1) Tax impact was nominal for all periods.

See accompanying Notes to Unaudited Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, unaudited)

	Common Stock		Additional Paid-in Capital	(Accumulated deficit) Retained earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance at June 30, 2022	20,503	$205	$157,996	$(18,301)	$(4,021)	(1,433)	$(11,851)	$124,028
Net income	—	—	—	29,646	—	—	—	29,646
Other comprehensive loss	—	—	—	—	(646)	—	—	(646)
Stock-based compensation	—	—	1,109	—	—	—	—	1,109
Exercise of stock options and issuance of restricted stock awards, net of forfeitures	103	1	450	—	—	—	—	451
Balance at September 30, 2022	20,606	$206	$159,555	$11,345	$(4,667)	(1,433)	$(11,851)	$154,588

	Common Stock		Additional Paid-in Capital	(Accumulated deficit) Retained earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2021	20,343	$203	$156,199	$(12,165)	$(3,409)	(1,433)	$(11,851)	$128,977
Net income	—	—	—	23,510	—	—	—	23,510
Other comprehensive loss	—	—	—	—	(1,258)	—	—	(1,258)
Stock-based compensation	—	—	2,695	—	—	—	—	2,695
Issuance of common stock under employee stock purchase plan	22	—	193	—	—	—	—	193
Exercise of stock options and issuance of restricted stock awards, net of forfeitures	241	3	599	—	—	—	—	602
Taxes accrued for net share settlement of options	—	—	(131)	—	—	—	—	(131)
Balance at September 30, 2022	20,606	$206	$159,555	$11,345	$(4,667)	(1,433)	$(11,851)	$154,588

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance at June 30, 2021	20,245	$202	$153,596	$(12,103)	$(2,968)	(1,433)	$(11,851)	$126,876
Net income	—	—	—	4,018	—	—	—	4,018
Other comprehensive loss	—	—	—	—	(370)	—	—	(370)
Stock-based compensation	—	—	1,042	—	—	—	—	1,042
Issuance of common stock under employee stock purchase plan	26	—	231	—	—	—	—	231
Exercise of stock options and issuance of restricted stock awards, net of forfeitures	61	1	172	—	—	—	—	173
Balance at September 30, 2021	20,332	$203	$155,041	$(8,085)	$(3,338)	(1,433)	$(11,851)	$131,970

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2020	19,863	$199	$149,170	$(2,402)	$(3,232)	(1,433)	$(11,851)	$131,884
Net loss	—	—	—	(5,683)	—	—	—	(5,683)
Other comprehensive loss	—	—	—	—	(106)	—	—	(106)
Stock-based compensation	—	—	3,029	—	—	—	—	3,029
Issuance of common stock under employee stock purchase plan	26	—	231	—	—	—	—	231
Exercise of stock options and issuance of restricted stock awards, net of forfeitures	443	4	2,611	—	—	—	—	2,615
Balance at September 30, 2021	20,332	$203	$155,041	$(8,085)	$(3,338)	(1,433)	$(11,851)	$131,970
See accompanying Notes to Unaudited Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Nine Months Ended
	September 30,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$23,510	$(5,683)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Provision for doubtful accounts	459	524
Depreciation and amortization	10,756	10,772
Deferred income taxes	(31)	—
Loss on disposals of fixed assets	362	766
Compensation expense related to stock-based awards and employee stock purchase plan	2,695	3,029
Unrealized currency translation gain	(808)	(35)
Gain on sale of KVH Media Group Entertainment Limited	(631)	—
Gain on sale of inertial navigation business	(30,858)	—
PPP loan forgiveness	—	(6,979)
Changes in operating assets and liabilities:
Accounts receivable	(117)	1,194
Inventories	(9,643)	34
Prepaid expenses, other current assets, and current contract assets	(1,543)	(955)
Other non-current assets and non-current contract assets	1,574	1,185
Accounts payable	612	(2,407)
Contract liabilities and long-term contract liabilities	203	(739)
Accrued compensation, product warranty and other	1,993	1,206
Other long-term liabilities	—	2
Net cash (used in) provided by operating activities	$(1,467)	$1,914
Cash flows from investing activities:
Capital expenditures	(11,000)	(15,239)
Cash paid for acquisition of intangible asset	(42)	(47)
Proceeds from sale of fixed assets	—	100
Proceeds from the sale of KVH Media Group Entertainment Limited, net of cash sold	2,378	—
Proceeds from the sale of inertial navigation business	55,000	—
Purchases of marketable securities	(55,203)	(5)
Maturities and sales of marketable securities	13,164	8,000
Net cash provided by (used in) investing activities	$4,297	$(7,191)
Cash flows from financing activities:
Proceeds from stock options exercised and employee stock purchase plan	796	2,846
Payment of finance lease	(198)	(228)
Net cash provided by financing activities	$598	$2,618
Effect of exchange rate changes on cash and cash equivalents	(402)	(39)
Net increase (decrease) in cash and cash equivalents	3,026	(2,698)
Cash and cash equivalents at beginning of period	11,376	12,578
Cash and cash equivalents at end of period	$14,402	$9,880
Supplemental disclosure of non-cash investing and financing activities:
Changes in accrued other and accounts payable related to property and equipment additions	$6	$154
Taxes accrued for net share settlement of options	$131	$—
See accompanying Notes to Unaudited Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Interim Financial Statements
(Unaudited, all amounts in thousands except per share amounts)

(1)    Description of Business

KVH Industries, Inc. (together with its subsidiaries, the Company or KVH) designs, develops, manufactures and markets mobile connectivity products and services for the marine and land markets.

KVH’s satellite-only and hybrid products enable marine customers to receive data, voice, and value-added services via satellite, cellular, and shore-based Wi-Fi networks onboard commercial, leisure, and military/government vessels. In addition, the Company’s in-motion television terminals permit customers to receive live digital television via regional satellite services in marine vessels, recreational vehicles, buses and automobiles. KVH sells its products through an extensive international network of dealers and distributors. KVH also sells and leases products to service providers and end users.

KVH’s service sales represent primarily revenue earned from satellite Internet airtime services. KVH provides, for monthly fixed and per-usage fees, satellite connectivity encompassing broadband Internet and Voice over Internet Protocol (VoIP) services, to its TracNet-H series and TracPhone V-series customers via KVH’s global high-throughput satellite (HTS) network. Cellular airtime service increasingly supplements KVH’s satellite-only airtime revenue following the July 2022 launch of the KVH ONE hybrid network and TracNet H-series terminals. This product and service combination integrates global satellite service with KVH-provided cellular service in more than 150 countries, along with shore-based Wi-Fi access.

AgilePlans, KVH’s connectivity as a service offering, is a monthly subscription model that provides global connectivity to commercial maritime customers. The subscription includes the choice of satellite-only and hybrid terminals, airtime data service, VoIP, daily news, subsidized shipping and installation, and global support for a monthly fee with no minimum contract commitment. KVH offers AgilePlans subscribers a variety of airtime data plans with varying data speeds and fixed data usage levels with per megabyte overage charges. These airtime plans are similar to those the Company offers to customers who elect to purchase or lease a TracNet H-series or TracPhone V-series terminal.

The Company recognizes the monthly AgilePlans subscription fee as service revenue over the service delivery period. The Company retains ownership of the hardware it provides to AgilePlans customers, who must return the hardware to KVH if they decide to terminate the service. Because KVH does not sell the hardware under AgilePlans, the Company does not recognize any product revenue when the hardware is deployed to an AgilePlans customer. KVH records the cost of the hardware used by AgilePlans customers as revenue-generating assets and depreciates the cost over an estimated useful life of five years. Since the Company is retaining ownership of the hardware, it does not accrue any warranty costs for AgilePlans hardware; however, the Company expenses any maintenance costs on the hardware in the period these costs are incurred.

Service sales also include the distribution of commercially licensed entertainment, including news, sports, music, and movies to commercial customers in the maritime, hotel, and retail markets through the KVH Media Group, along with supplemental value-added services. In addition, KVH earns monthly usage fees from third-party satellite connectivity services, including voice, data and Internet services, provided to its Inmarsat and Iridium customers who choose to activate their subscriptions with KVH. Service sales also include sales from product repairs and extended warranty sales.

On August 9, 2022, the Company sold its inertial navigation business to EMCORE Corporation for gross proceeds of $55,000, less specified deductions and a holdback of $1,000 and subject to a working capital adjustment. The holdback was released to the Company on August 17, 2022. On August 9, 2022, the Company also entered into a Transition Services Agreement with EMCORE, pursuant to which the Company agreed to provide certain transition services to support the continued operation of the inertial navigation business for six months following the sale with two extension options of three months each. The fee is comprised of both fixed monthly fees of approximately $100 as well as variable amounts for certain additional services with escalation increases on the fixed and variable rates for each extension option. The working capital adjustment is expected to be finalized in the fourth quarter of 2022. The Company does not have any continuing involvement in these operations other than short-term transition services, which are being recorded in other income in continuing operations. The Company determined that the sale met the requirements for reporting as discontinued operations in accordance with Accounting Standards Codification (ASC) 205-20. Please see Note 18 for the discontinued operations disclosures.

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

The 2021 consolidated interim financial statements reflect the sale of the inertial navigation business as discontinued operations. See Notes 1 and 18 for further information on the sale of the inertial navigation business.

The consolidated interim financial statements have not been audited by the Company’s independent registered public accounting firm and include all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations, and cash flows for the periods presented. These consolidated interim financial statements do not include all disclosures associated with annual financial statements and accordingly should be read in conjunction with the Company’s consolidated financial statements and related notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2021 filed on March 11, 2022 with the Securities and Exchange Commission. The results for the three and nine months ended September 30, 2022 are not necessarily indicative of operating results for the remainder of the year.

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

Management Transition and Restructuring

On March 7, 2022, the Company announced that its President and Chief Executive Officer, Martin Kits van Heyningen, was retiring from his executive and Board roles after more than 40 years of service and assuming a consulting position with the Company. Brent C. Bruun, its then Chief Operating Officer, was appointed as its interim President and Chief Executive Officer. Subsequently, on June 15, 2022, he was appointed as its President and Chief Executive Officer and as a Class II member of the Board of Directors. As of March 31, 2022, the Company accrued approximately $539 in consulting fees associated with a maximum of 50 hours of transition services through March 2023, which is being paid to Mr. Kits van Heyningen over the 12 months following his retirement. Approximately $269 is accrued as of September 30, 2022. In addition, the Company agreed to a separation payment of $201, which was inclusive of any amount which he may have otherwise earned under the executive bonus plan for 2021, which was paid in April 2022. The associated expenses were included in general and administrative expenses in the accompanying consolidated statements of operations. There were also modifications to Mr. Kits van Heyningen's stock option and restricted stock awards. Please see Note 5 for further discussion.

In March 2022, the Company also restructured its operations to reduce costs and better pursue a more focused strategy. The Company reduced its workforce by approximately 10% and began incurring reduced expenses from these actions beginning in the second quarter of 2022. For the three months ended September 30, 2022, the Company incurred $83 in severance payments and other employee benefit costs for employees who had a severance date of December 31, 2022, none of which was paid as of September 30, 2022. For the nine months ended September 30, 2022, the Company incurred $1,901 in severance and health insurance costs and $327 in legal and advisory fees. The combined expense of $2,228 was included in the financial statement line items of the accompanying consolidated statements of operations as follows: costs of product sales of $17, costs of service sales of $55, research and development of $392, sales, marketing and support of $977, and general and administrative expenses of $787. The Company expects to incur an additional $83 in severance payments and other employee benefit costs through December 31, 2022 arising from this restructuring. The Company also modified impacted employee's stock option and restricted stock awards. Please see Note 5 for further discussion.

For the three months ended September 30, 2022, we restructured our foreign operations by closing our India and Cyprus offices and our Denmark warehouse to reduce costs. Approximately $370 of severance payments, other employee benefits, and legal and advisory fees were incurred for the three and nine months ended September 30, 2022. We expect to incur an additional $100 in severance payments and other employee benefit costs through December 31, 2022 arising from this restructuring.

Dispositions; Termination of Credit Facility

On April 29, 2022, KVH Media Group Limited, the Company's wholly owned subsidiary, sold its subsidiary KVH Media Group Entertainment Limited for net cash proceeds of $2,378. This transaction did not meet the criteria for reporting as discontinued operations under ASC 205-20. The Company recorded a gain on the sale of approximately $630, which is recorded in other income, net in the accompanying consolidated statements of operations. See Note 14 for the reduction of goodwill and intangibles associated with the KVH Media Group reporting unit as it relates to the sale of this subsidiary.

On August 9, 2022, the Company sold its inertial navigation business to EMCORE Corporation. Please see Notes 1 and 18 for further discussion.

On August 9, 2022, the Company also terminated its senior secured credit facility agreement (the 2018 Credit Agreement) and the related security and pledge agreements with Bank of America, N.A., as Administrative Agent. At the time of termination, no borrowings were outstanding under the 2018 Credit Agreement. With the termination of this agreement, all associated liens were released.

Executive Employment Agreements

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

On October 11, 2022, the Company entered into an amendment to the employment agreement with Mr. Bruun that, among other things, increased his annual base salary to $448 per year, retroactive to July 1, 2022, increased his target annual incentive compensation for the second half of 2022 to 80% of his base salary (without changing his target annual incentive compensation for the first half of 2022), extended his Retention Date from December 31, 2022 to December 31, 2023, which effectively extended the period during which Mr. Bruun must remain employed by the Company in order to earn his retention bonus, and modified the amount of the retention bonus from 75% of his base salary in effect on May 2, 2022 to 75% of the highest base salary in effect for Mr. Bruun on or before the date he becomes entitled to receive the retention bonus or the “Partial Retention Bonus” (as defined in the employment agreement). The amendment did not modify the terms of the employment agreement relating to acceleration of vesting of certain equity awards if Mr. Bruun remains employed by the Company through December 31, 2022. As of September 30, 2022, the Company accrued approximately $649 for the executive employment agreements.

In addition to the amendment to Mr. Bruun’s employment agreement, the Compensation Committee also granted Mr. Bruun a restricted stock award and a non-statutory stock option, which together had an aggregate grant date fair value of approximately $100,000. The restricted stock award and the non-statutory stock option have terms that are materially consistent with the previously disclosed terms of similar grants to the Company’s executive officers.

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

(4)    Marketable Securities

Marketable securities as of September 30, 2022 and December 31, 2021 consisted of the following:

September 30, 2022	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market mutual funds	$50,265	$—	$—	$50,265
United States treasuries	4,906		—	4,906
Total marketable securities designated as available-for-sale	$55,171	$—	$—	$55,171

December 31, 2021	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market mutual funds	$13,147	$—	$—	$13,147
Total marketable securities designated as available-for-sale	$13,147	$—	$—	$13,147

Interest income from marketable securities was $193 and $1 during the three months ended September 30, 2022 and 2021, respectively, and $203 and $5 during the nine months ended September 30, 2022 and 2021, respectively.

(5)     Stockholder's Equity

(a) Stock Equity and Incentive Plan
The Company recognizes stock-based compensation in accordance with the provisions of ASC Topic 718, Compensation-Stock Compensation. On June 8, 2022, at the Company's 2022 Annual Meeting of Stockholders, the stockholders of the Company approved an amendment and restatement of the Company’s current equity compensation plan to increase the number of shares of common stock reserved for issuance under the plan by 1,280 shares, from 4,800 shares to 6,080 shares (excluding rollover shares). Stock-based compensation expense was $1,103 and $1,031, excluding $6 and $11 of compensation charges related to our Amended and Restated 1996 Employee Stock Purchase Plan, or the ESPP, for the three months ended September 30, 2022 and 2021, respectively, and $2,663 and $2,988, excluding $32 and $41 of compensation charges related to ESPP, for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, there was $2,887 of total unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted-average period of 2.61 years. As of September 30, 2022, there was $3,129 of total unrecognized compensation expense related to restricted stock awards, which is expected to be recognized over a weighted-average period of 2.44 years.

Stock Options

During the three months ended September 30, 2022, the Company issued 53 shares of common stock upon the exercise of stock options and received $464 as payment for the exercise price. No shares were surrendered to the Company to satisfy minimum tax withholding obligations. Additionally, during the three months ended September 30, 2022, no stock options were granted and 87 stock options expired, were canceled or were forfeited.

During the nine months ended September 30, 2022, upon the net exercise of 301 stock options, the Company issued 94 shares of common stock and received $613 as payment for the exercise price, 14 shares were surrendered to the Company to satisfy minimum tax withholding obligations, and 193 shares were cancelled. Additionally, during the nine months ended September 30, 2022, 398 stock options were granted and 416 stock options expired, were canceled or were forfeited. During the nine months ended September 30, 2021, 496 stock options were granted. The Company has estimated the fair value of each option grant on the date of grant using the Black-Scholes option-pricing model. The weighted average assumptions utilized to determine the fair value of options granted during the nine months ended September 30, 2022 are as follows:

	Nine Months Ended September 30,
	2022	2021
Risk-free interest rate	2.97%	0.92%
Expected volatility	43.16%	44.98%
Expected life (in years)	4.24	4.28
Dividend yield	0%	0%

During the nine months ended September 30, 2022, there were accelerated vesting and extended exercise term modifications of stock options as it related to the retirement of Mr. Kits van Heyningen, which resulted in a reduction of approximately $85 in compensation cost. During the three and nine months ended September 30, 2022, there were accelerated vesting term modifications of stock options for employees terminated as part of the Company's restructuring, which resulted in a reduction of approximately $28 for the three months ended September 30, 2022 and approximately $109 for the nine months ended September 30, 2022 in compensation cost. During the three and nine months ended September 30, 2022, there were accelerated vesting term modifications of stock options for executive employment agreements, which resulted in an acceleration of compensation expense of approximately $72 for the three months ended September 30, 2022 and approximately $120 for the nine months ended September 30, 2022. During the three and nine months ended September 30, 2022, there were accelerated vesting term modifications of stock options for employees transitioned as part of the sale of the Company's inertial navigation business, which resulted in an acceleration of compensation expense of approximately $81, included in discontinued operations.

As of September 30, 2022, there were 1,808 options outstanding with a weighted average exercise price of $9.82 per share and 844 options exercisable with a weighted average exercise price of $10.13 per share.

Restricted Stock

During the three months ended September 30, 2022, 60 shares of restricted stock were granted with a weighted average grant date fair value of $9.14 per share and 10 shares of restricted stock were forfeited. Additionally, during the three months ended September 30, 2022, 102 shares of restricted stock vested, of which no shares of common stock were surrendered to the Company as payment by employees in lieu of cash to satisfy minimum tax withholding obligations in connection with the vesting of restricted stock.

During the nine months ended September 30, 2022, 243 shares of restricted stock were granted with a weighted average grant date fair value of $8.50 per share and 96 shares of restricted stock were forfeited. Additionally, during the nine months ended September 30, 2022, 249 shares of restricted stock vested, of which no shares of common stock were surrendered to the Company as payment by employees in lieu of cash to satisfy minimum tax withholding obligations in connection with the vesting of restricted stock.
As of September 30, 2022, there were 388 shares of restricted stock outstanding that were still subject to service-based vesting conditions. During the nine months ended September 30, 2022, there were accelerated vesting term modifications of restricted stock as it related to the retirement of Mr. Kits van Heyningen, which resulted in an acceleration in compensation expense of approximately $186. During the three and nine months ended September 30, 2022, there were accelerated vesting term modifications of restricted stock for employees terminated as part of the Company's restructuring, which resulted in an acceleration in compensation expense of approximately $31 for the three months ended September 30, 2022 and approximately $156 for the nine months ended September 30, 2022. During the three and nine months ended September 30, 2022, there were accelerated vesting term modifications of restricted stock for executive employment agreements, which resulted in an acceleration in compensation expense of approximately $99 for the three months ended September 30, 2022 and approximately $167 for the nine months ended September 30, 2022. During the three and nine months ended September 30, 2022, there were accelerated vesting term modifications of restricted stock for employees transitioned as part of the sale of the Company's inertial navigation business, which resulted in an acceleration in compensation expense of approximately $374, included in discontinued operations.

As of September 30, 2022, the Company had no unvested outstanding options and no outstanding shares of restricted stock that were subject to performance-based or market-based vesting conditions.

(b) Employee Stock Purchase Plan

The Company's ESPP affords eligible employees the right to purchase common stock, via payroll deductions, through various offering periods at a purchase price equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. During the three and nine months ended September 30, 2022, 0 and 22 shares were issued under the ESPP plan, respectively. During the three and nine months ended September 30, 2021, 26 shares were issued under the ESPP plan. The Company recorded compensation charges related to the ESPP of $6 and $11 for the three months ended September 30, 2022 and 2021, respectively, and $32 and $41 for the nine months ended September 30, 2022 and 2021, respectively.

(c) Stock-Based Compensation Expense
The following table presents stock-based compensation expense, including under the ESPP, in the Company's consolidated statements of operations for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of product sales	$333	$78	$468	$194
Cost of service sales	3	3	8	8
Research and development	371	150	702	491
Sales, marketing and support	14	239	225	664
General and administrative	388	572	1,292	1,672
	$1,109	$1,042	$2,695	$3,029

(d) Accumulated Other Comprehensive Loss (AOCL)

Comprehensive loss includes net loss and unrealized gains and losses from foreign currency translation. The components of the Company’s comprehensive loss and the effect on earnings for the periods presented are detailed in the accompanying consolidated statements of comprehensive loss.

The balances for the three months ended September 30, 2022 and 2021 are as follows:

	Foreign Currency Translation	Total Accumulated Other Comprehensive Loss
Balance, June 30, 2022	$(4,021)	$(4,021)
Other comprehensive loss	(646)	(646)
Net other comprehensive loss	(646)	(646)
Balance, September 30, 2022	$(4,667)	$(4,667)

	Foreign Currency Translation	Total Accumulated Other Comprehensive Loss
Balance, June 30, 2021	$(2,968)	$(2,968)
Other comprehensive loss	(370)	(370)
Net other comprehensive loss	(370)	(370)
Balance, September 30, 2021	$(3,338)	$(3,338)

The balances for the nine months ended September 30, 2022 and 2021 are as follows:

	Foreign Currency Translation	Total Accumulated Other Comprehensive Loss
Balance, December 31, 2021	$(3,409)	$(3,409)
Other comprehensive loss	(1,258)	(1,258)
Net other comprehensive loss	(1,258)	(1,258)
Balance, September 30, 2022	$(4,667)	$(4,667)

	Foreign Currency Translation	Total Accumulated Other Comprehensive Loss
Balance, December 31, 2020	$(3,232)	$(3,232)
Other comprehensive loss	(106)	(106)
Net other comprehensive loss	(106)	(106)
Balance, September 30, 2021	$(3,338)	$(3,338)

(6)     Net (Loss) Income from Continuing Operations per Common Share

    Basic net (loss) income per share is calculated based on the weighted average number of common shares outstanding during the period. Diluted net income per share incorporates the dilutive effect of common stock equivalent options, warrants and other convertible securities, if any, as determined with the treasury stock accounting method. For the three and nine months ended September 30, 2022, since there was a net loss from continuing operations, the Company excluded all 1,572 and 1,763, respectively, in outstanding stock options and non-vested restricted shares from its diluted loss per share calculation, as inclusion of these securities would have reduced the net loss per share. For the nine months ended September 30, 2021, since there was a net loss from continuing operations, the Company excluded all 756 in outstanding stock options and non-vested restricted shares from its diluted loss per share calculation, as inclusion of these securities would have reduced the net loss per share.

A reconciliation of the basic and diluted weighted average common shares outstanding is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Weighted average common shares outstanding—basic	18,706	18,341	18,574	18,152
Dilutive common shares issuable in connection with stock plans	—	225	—	—
Weighted average common shares outstanding—diluted	18,706	18,566	18,574	18,152

(7)     Inventories

Inventories, net are stated at the lower of cost and net realizable value using the first-in first-out costing method. Inventories as of September 30, 2022 and December 31, 2021 include the costs of material, labor, and factory overhead. Components of inventories consist of the following:

	September 30, 2022	December 31, 2021
Raw materials	$14,974	$9,412
Work in process	4,473	2,861
Finished goods	4,431	3,560
	$23,878	$15,833

(8)     Property and Equipment

Property and equipment, net, as of September 30, 2022 and December 31, 2021 consist of the following:

	September 30, 2022	December 31, 2021
Land	$2,833	$2,833
Building and improvements	18,839	18,822
Leasehold improvements	455	472
Machinery and equipment	5,683	5,233
Revenue-generating assets	70,292	63,587
Office and computer equipment	14,377	14,633
Motor vehicles	31	31
	112,510	105,611
Less accumulated depreciation	(59,580)	(52,666)
	$52,930	$52,945

Depreciation expense was $3,239 and $3,179 for the three months ended September 30, 2022 and 2021, respectively, and $9,542 and $8,918 for the nine months ended September 30, 2022 and 2021, respectively.

Certain revenue-generating hardware assets are utilized by the Company in the delivery of the Company's airtime services, media and other content.

(9)     Product Warranty

The Company’s products carry standard limited warranties that range from one to two years and vary by product. The warranty period begins on the date of retail purchase or lease by the original purchaser. The Company accrues estimated product warranty costs at the time of sale and any additional amounts are recorded when such costs are probable and can be reasonably estimated. Factors that affect the Company’s warranty liability include the number of units sold or leased, historical and anticipated rates of warranty repairs and the cost per repair. Warranty and related costs are reflected within sales, marketing and support in the accompanying consolidated statements of operations. As of September 30, 2022 and December 31, 2021, the Company had accrued product warranty costs of $1,284 and $1,084, respectively.

The following table summarizes product warranty activity during 2022 and 2021:

	Nine Months Ended
	September 30,
	2022	2021
Beginning balance	$1,084	$1,725
Charges to expense	964	280
Costs incurred	(764)	(786)
Ending balance	$1,284	$1,219

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

The term of the PPP Loan was two years from the funding date, and the interest rate was 1.00%. Interest on the loan accrued from the funding date, but was deferred. In August 2021, the Company applied for forgiveness of the full amount of the PPP Loan. On September 24, 2021, the Company received notification from the Lender that, on September 19, 2021, the SBA had determined that the PPP Loan forgiveness application was approved, and the PPP Loan, including all accrued interest thereon, was paid in full by the SBA. The forgiveness of the PPP Loan is recognized in other income, net in the accompanying consolidated statements of operations for the three and nine months ended September 30, 2021.

Line of Credit

On August 9, 2022, the Company terminated the 2018 Credit Agreement and the related security and pledge agreements with Bank of America, N.A., as Administrative Agent. At the time of termination, no borrowings were outstanding under the 2018 Credit Agreement. With the termination of this agreement, all associated liens were released.

(11)     Segment Reporting

The Company operates as one reportable segment as a result of the sale of its inertial navigation business on August 9, 2022.

The Company's performance is impacted by the levels of activity in the marine and land mobile markets, among others. Performance in any particular period could be impacted by the timing of sales to certain large customers.

The Company primarily manufactures and distributes a comprehensive family of mobile satellite antenna products and services that provide access to television, the Internet and voice services while on the move. Product sales accounted for 19% and 20% of the Company's consolidated net sales for the three months ended September 30, 2022 and 2021, respectively, and 19% and 22% of the Company's consolidated net sales for the nine months ended September 30, 2022 and 2021, respectively. Service sales of mini-VSAT Broadband airtime service accounted for 76% and 72% of the Company's consolidated net sales for the three months ended September 30, 2022 and 2021, respectively, and 74% and 70% of the Company's consolidated net sales for the nine months ended September 30, 2022 and 2021, respectively. The balance of service sales are comprised of distribution of commercially licensed entertainment, product repairs, and extended warranty sales.

No other single product class accounts for 10% or more of the Company's consolidated net sales.

The Company operates in a number of major geographic areas, including internationally. Revenues from international locations primarily include Singapore, Canada, European Union countries, and other European countries, as well as countries in Africa, Asia/Pacific, the Middle East, and India. Revenues are based upon customer location and internationally represented 62% and 58% of consolidated net sales for the three months ended September 30, 2022 and 2021, respectively, and 61% and 58% of consolidated net sales for the nine months ended September 30, 2022 and 2021, respectively. Sales to Singapore customers represented 17% and 14% of the Company's consolidated net sales for the three months ended September 30, 2022 and 2021, respectively. No other individual foreign country represented 10% or more of the Company's consolidated net sales for the three months ended September 30, 2022 and 2021. Sales to Singapore customers represented 16% and 13% of the Company's consolidated net sales for the nine months ended September 30, 2022 and 2021, respectively. No other individual foreign country represented 10% or more of the Company's consolidated net sales for the nine months ended September 30, 2022 and 2021.

As of September 30, 2022 and December 31, 2021, the long-lived tangible assets related to the Company’s international subsidiaries were less than 10% of the Company’s long-lived tangible assets.

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

The following tables present financial assets and liabilities at September 30, 2022 and December 31, 2021 for which the Company measures fair value on a recurring basis, by level, within the fair value hierarchy:

September 30, 2022	Total	Level 1	Level 2	Level 3	Valuation Technique
Assets
Money market mutual funds	$50,265	$50,265	$—	$—	(a)
United States treasuries	4,906	4,906	—	—	(a)

December 31, 2021	Total	Level 1	Level 2	Level 3	Valuation Technique
Assets
Money market mutual funds	$13,147	$13,147	$—	$—	(a)
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

Assets Measured and Recorded at Fair Value on a Nonrecurring Basis

The Company's non-financial assets, such as goodwill, intangible assets, and other long-lived assets resulting from business combinations, are measured at fair value using income approach valuation methodologies at the date of acquisition and subsequently re-measured if indications of impairment exist. There was no impairment of the Company's non-financial assets noted as of September 30, 2022. The Company does not have any liabilities that are recorded at fair value on a non-recurring basis.

(14)     Goodwill and Intangible Assets

Goodwill

The following table sets forth the changes in the carrying amount of goodwill for the nine months ended September 30, 2022:

Amounts
Balance at December 31, 2021	$6,570
Sale of KVH Media Group Entertainment Limited	(1,038)
Foreign currency translation adjustment	(295)
Balance at September 30, 2022	$5,237

Intangible Assets

The changes in the carrying amount of intangible assets during the nine months ended September 30, 2022 are as follows:

Amounts
Balance at December 31, 2021	$1,287
Amortization expense	(409)
Intangible assets acquired in asset acquisition	42
Sale of KVH Media Group Entertainment Limited	(352)
Foreign currency translation adjustment	(101)
Balance at September 30, 2022	$467

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

In January 2017, the Company completed the acquisition of certain subscriber relationships from a third party. This acquisition did not meet the definition of a business under ASC 2017-01, Business Combinations (Topic 805)-Clarifying the Definition of a Business, which the Company adopted on October 1, 2016. The Company ascribed $100 of the initial purchase price to the acquired subscriber relationships definite-lived intangible assets with an initial estimated useful life of 10 years. Under the asset purchase agreement, the purchase price includes a component of contingent consideration under which the Company is required to pay a percentage of recurring revenues received from the acquired subscriber relationships through 2026 up to a maximum annual payment of $114. As of September 30, 2022, the carrying value of the intangible assets acquired in the asset acquisition was $450. As the acquisition did not represent a business combination, the contingent consideration arrangement is recognized only when the contingency is resolved and the consideration is paid or becomes payable. The amounts payable under the contingent consideration arrangement, if any, will be included in the measurement of the cost of the acquired subscriber relationships. An additional $42 and $47 of consideration was earned under the contingent consideration arrangement during the nine months ended September 30, 2022 and 2021, respectively.

Acquired intangible assets are subject to amortization. The following table summarizes acquired intangible assets at September 30, 2022 and December 31, 2021, respectively:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
September 30, 2022
Subscriber relationships	$7,624	$7,157	$467
Distribution rights	315	315	—
Internally developed software	446	446	—
Proprietary content	153	153	—
Intellectual property	2,284	2,284	—
	$10,822	$10,355	$467
December 31, 2021
Subscriber relationships	$8,033	$6,746	$1,287
Distribution rights	315	315	—
Internally developed software	446	446	—
Proprietary content	153	153	—
Intellectual property	2,284	2,284	—
	$11,231	$9,944	$1,287

Amortization expense related to intangible assets was $90 and $277 for the three months ended September 30, 2022, respectively, and $409 and $833 for the nine months ended September 30, 2022 and 2021, respectively. Amortization expense was categorized as general and administrative expense.

As of September 30, 2022, the total weighted average remaining useful lives of the definite-lived intangible assets was 3.2 years.

Estimated future amortization expense remaining at September 30, 2022 for intangible assets acquired was as follows:

Years ending December 31,

Remainder of 2022	$87
2023	168
2024	68
2025	68
2026	68
Thereafter	8
Total future amortization expense	$467

For definite-lived intangible assets, the Company assesses the carrying value of these assets whenever events or circumstances indicate that the carrying value may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset, or asset group, to the future undiscounted cash flows expected to be generated by the asset, or asset group. There were no events or changes in circumstances during the nine months ended September 30, 2022 which indicated that an assessment of the impairment of goodwill and intangible assets was required.

(15)     Revenue from Contracts with Customers (ASC 606)

In accordance with ASC 606, revenue is recognized when a customer obtains control of promised products and services. The amount of revenue recognized reflects the consideration which the Company expects to be entitled to receive in exchange for these products and services.

Disaggregation of Revenue for Continuing Operations

The following table summarizes net sales from contracts with customers for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Product, transferred at point in time	$5,974	$6,361	$18,057	$19,741
Product, transferred over time	651	490	1,751	2,047
Service	28,544	27,537	83,065	76,862
Total net sales	$35,169	$34,388	$102,873	$98,650

Revenue recognized during the three months ended September 30, 2022 and 2021 from amounts included in contract liabilities at the beginning of the period was $572 and $430, respectively. Revenue recognized during the nine months ended September 30, 2022 and 2021 from amounts included in contract liabilities at the beginning of the period was $1,645 and $1,899, respectively.

For product sales, the delivery of the Company’s performance obligations are generally transferred to the customer, and associated revenue is recognized, at a point in time, with the exception of certain mini-VSAT contracts which are transferred to customers over time. For service sales, the delivery of the Company’s performance obligations are transferred to the customer, and associated revenue is recognized, over time.

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

No single customer accounted for 10% or more of consolidated net sales for the nine months ended September 30, 2022 or 2021. One customer accounted for 17% of accounts receivable at September 30, 2022. Two customers accounted for approximately 16% and 14% of accounts receivable at December 31, 2021. One customer accounted for 63% and 54% of long-term accounts receivable included in other non-current assets on the consolidated balance sheets related to sales-type leases at September 30, 2022 and December 31, 2021, respectively.

Certain components from third parties used in the Company’s products are procured from single sources of supply. The failure of a supplier, including a subcontractor, to deliver on schedule could delay or interrupt the Company’s delivery of products and thereby materially adversely affect the Company’s revenues and operating results.

(16)     Income Taxes

The Company’s effective tax rate from continuing operations for the three and nine months ended September 30, 2022 was (578.6)% and (16.5)%, respectively, compared with 0.4% and 0.7% for the corresponding period in the prior year. The effective income tax rate is based on estimated income for the year, the estimated composition of the income in different jurisdictions and discrete adjustments, if any, in the applicable periods, including retroactive changes in tax legislation, settlements of tax audits or assessments, and the resolution or identification of tax position uncertainties.

For the three and nine months ended September 30, 2022 and 2021, the effective tax rates from continuing operations were lower than the statutory tax rate primarily due to the Company maintaining a valuation allowance reserve on its U.S. deferred tax assets, the composition of income from foreign jurisdictions taxed at lower rates and foreign withholding taxes on payments to the U.S.

As of September 30, 2022 and December 31, 2021, the Company had reserves for uncertain tax positions of $624 and $592, respectively. There were no material changes during the nine months ended September 30, 2022 to the Company’s reserve for uncertain tax positions. The Company estimates that it is reasonably possible that the balance of unrecognized tax benefits as of September 30, 2022 may decrease $20 in the next twelve months as a result of a lapse of statutes of limitations and settlements with taxing authorities.

The Company’s tax jurisdictions include the United States, the United Kingdom, Denmark, Cyprus, Norway, Brazil, Singapore, Japan and India. In general, the statute of limitations with respect to the Company's United States federal income taxes has expired for years prior to 2019, and the relevant state and foreign statutes vary. However, preceding years remain open to examination by United States federal and state and foreign taxing authorities to the extent of future utilization of net operating losses and research and development tax credits generated in each preceding year.

(17)     Leases

Lessee

The Company has operating leases for office facilities, equipment, and satellite service capacity and related equipment. Lease expense from continuing operations was $507 and $920 for the three months ended September 30, 2022 and 2021, respectively, and was $1,588 and $2,824 for the nine months ended September 30, 2022 and 2021, respectively. Short-term operating lease costs were $41 and $66 for the three months ended September 30, 2022 and 2021, respectively, and were $139 and $181 for the nine months ended September 30, 2022 and 2021, respectively. Maturities of lease liabilities as of September 30, 2022 under operating leases having an initial or remaining non-cancelable term of one year or more are as follows:

Remainder of 2022	$436
2023	744
2024	308
2025	8
Total minimum lease payments	$1,496

Less amount representing interest	$(61)
Present value of net minimum operating lease payments	$1,435
Less current installments of obligation under current-operating lease liabilities	$963
Obligations under long-term operating lease liabilities, excluding current installments	$472

Weighted-average remaining lease term - operating leases (years)	1.44
Weighted-average discount rate - operating leases	5.50%

During the first quarter of 2018, the Company entered into a five-year financing lease for three satellite hubs for its HTS network. During the first quarter of 2021, the terms of this lease were adjusted and the Company discontinued use of two satellite hubs and was released from the related payment obligation in exchange for additional satellite service capacity. As of September 30, 2022, the gross cost and accumulated amortization associated with this lease for the remaining satellite hub is included in revenue generating assets and amounted to $1,268 and $846, respectively. The obligation under capital leases are stated at the present value of minimum lease payments.

The property and equipment held under this financing lease are amortized on a straight-line basis over the seven-year estimated useful life of the asset, since the lease meets the bargain purchase option criteria. Amortization of assets held under financing leases is included within depreciation expense. Depreciation expense for the remaining capital assets was $45 for both the three months ended September 30, 2022 and 2021 and was $136 for both the nine months ended September 30, 2022 and 2021.

The future minimum lease payments under this financing lease as of September 30, 2022 are:

Remainder of 2022	$66
2023	22
Total minimum lease payments	$88

Less amount representing interest	$—
Present value of net minimum financing lease payments	$88
Less current installments of obligation under accrued other	$88
Obligations under other long-term liabilities, excluding current installments	$—

Weighted-average remaining lease term - finance leases (years)	0.42
Weighted-average discount rate - finance leases	1.53%

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

The current portion of the net investment in these leases was $3,911 as of September 30, 2022 and the non-current portion of the net investment in these leases was $5,059 as of September 30, 2022. The current portion of the net investment in the leases is included in accounts receivable, net of allowance for doubtful accounts on the accompanying consolidated balance sheets and the non-current portion of the net investment in these leases is included in other non-current assets on the accompanying consolidated balance sheets. Interest income from sales-type leases was $191 and $218 during the three months ended September 30, 2022 and 2021, respectively, and was $591 and $670 during the nine months ended September 30, 2022 and 2021, respectively.

The future undiscounted cash flows from these leases as of September 30, 2022 are:

Remainder of 2022	$1,640
2023	3,651
2024	2,729
2025	1,360
2026	542
2027	87
Total undiscounted cash flows	$10,009

Present value of lease payments	$8,970
Difference between undiscounted cash flows and discounted cash flows	$1,039

In 2021, the Company entered into three-year leases for its TracPhone mini-VSAT systems, in which ownership of the hardware does not transfer to the lessee by the end of the lease term. As a result, and in light of other factors indicated in ASC 842, these leases are classified as operating leases.

As of September 30, 2022, the gross costs and accumulated depreciation associated with these operating leases are included in revenue generating assets and amounted to $1,856 and $423, respectively. They are depreciated on a straight-line basis over a five-year estimated useful life. Depreciation expense for these assets was $96 and $267 for the three and nine months ended September 30, 2022, respectively.

Lease revenue recognized was $141 and $400 for the three and nine months ended September 30, 2022, respectively.

As of September 30, 2022, minimum future lease payments to be recognized on the operating leases are as follows:

Remainder of 2022	$274
2023	548
2024	338
2025	20
Total	$1,180

(18)     Discontinued Operations

During the third quarter of 2022, the Company sold its inertial navigation business. The Company determined that the sale met the requirements for reporting as discontinued operations in accordance with Accounting Standards Codification (ASC) 205-20. Please see Note 1 for further discussion. The following table presents a reconciliation of the carrying amounts of major classes of assets and liabilities of the discontinued operations to the amounts presented separately in the Company's consolidated balance sheet:

December 31, 2021
Accounts receivable, net	$5,882
Inventories, net	8,807
Prepaid expenses and other current assets	1,152
Current assets held for sale	$15,841
Property and equipment, net	7,169
Non-current assets held for sale	$7,169
Accounts payable	1,764
Accrued compensation and employee-related expenses	914
Accrued other	955
Accrued product warranty costs	95
Contract liabilities	211
Current liabilities held for sale	$3,939
Other long-term liabilities	8
Non-current liabilities held for sale	$8
Net assets held for sale	19,063

The following table presents a reconciliation of the major financial line items constituting the results for discontinued operations to the net income from discontinued operations, net of tax, presented separately in the Company's consolidated statements of operations (through August 9, 2022, the date the inertial navigation business was sold):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Sales:
Product	$1,276	$8,388	$16,042	$29,152
Service	218	208	679	837
Net sales	1,494	8,596	16,721	29,989
Costs and expenses:
Costs of product sales	1,504	5,341	12,732	17,168
Costs of service sales	169	173	457	750
Research and development	374	1,507	3,147	5,137
Sales, marketing and support	348	1,261	3,035	3,885
Other income, net	12	34	81	101
(Loss) income from discontinued operations before income tax expense	(889)	348	(2,569)	3,150
Gain on sale of discontinued operations before tax expense	30,858	—	30,858	—
Total income from discontinued operations before tax expense	$29,969	$348	$28,289	$3,150
Income tax expense on discontinued operations	228	—	228	—
Net income from discontinued operations, net of tax	$29,741	$348	$28,061	$3,150

Net income from discontinued operations per common share
Basic	$1.59	$0.02	$1.51	$0.17
Diluted	$1.59	$0.02	$1.51	$0.17

Weighted average number of common shares outstanding:
Basic	18,706	18,341	18,574	18,152
Diluted	18,706	18,566	18,574	18,152

The following table presents supplemental cash flow information of the discontinued operations:

	Nine Months Ended
	September 30,
	2022	2021

Cash (used in) provided by operating activities-discontinued operations	$(3,853)	$3,364
Cash used in investing activities-discontinued operations	$(307)	$(846)

The following table presents non-cash expenses from discontinued operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Depreciation	$269	$353	$805	$1,021
Compensation expense related to stock-based awards and employee stock purchase plan	$380	$207	$580	$407

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Introduction

The statements included in this quarterly report on Form 10-Q, other than statements of historical fact, are forward-looking statements. Examples of forward-looking statements include statements regarding our future financial results, operating results, business strategies, projected costs, products and services, competitive positions and plans, customer preferences, consumer trends, anticipated product development, and objectives of management for future operations. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” or the negative of these terms or other comparable terminology. Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed in the section entitled “Risk Factors” in Item 1A of Part II of this quarterly report on Form 10-Q. These and many other factors could affect our future financial and operating results and could cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by us or on our behalf. For example, our expectations regarding certain items as a percentage of sales assume that we will achieve our anticipated sales goals. The following discussion and analysis should be read in conjunction with our consolidated interim financial statements and related notes appearing elsewhere in this report.

Overview

We design, develop, manufacture and market mobile connectivity products and services for the marine and land mobile markets. We manufacture and sell our solutions in a number of major geographic areas, including internationally. We generate a majority of our revenues from various international locations, primarily consisting of Singapore, Canada, countries in Europe, countries in Africa, other Asia/Pacific countries, the Middle East, and India.

We offer satellite communications products and services. Our satellite-only and hybrid products enable marine customers to receive data, voice, and value-added services via satellite, cellular, and shore-based Wi-Fi networks onboard commercial, leisure, and military/government vessels. In addition, the Company’s in-motion television terminals permit customers to receive live digital television via regional satellite services in marine vessels, recreational vehicles, buses and automobiles. We sell our products through an extensive international network of dealers and distributors. We also sell and lease products to service providers and end users.

Our service sales represent primarily revenue earned from satellite Internet airtime services. We provide, for monthly fixed fees and per-usage fees, satellite connectivity encompassing broadband Internet, data and Voice over Internet Protocol (VoIP) services, to our TracNet-H series and TracPhone V-series customers via our global high-throughput satellite (HTS) network. Cellular airtime service increasingly supplements our satellite-only airtime revenue following the mid-2022 launch of the KVH ONE hybrid network and TracNet H-series terminals. This product and service combination integrates global satellite service with KVH-provided cellular service in more than 150 countries, along with shore-based Wi-Fi access. These sales also include the distribution of entertainment, including news, sports, music, and movies, to commercial customers in the maritime, hotel, and retail markets through KVH Media Group, along with supplemental value-added services. In addition, we earn monthly usage fees for third-party satellite connectivity for voice, data and Internet services to our Inmarsat and Iridium customers who choose to activate their subscriptions with us. Service sales also include sales from product repairs and extended warranty sales.

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

Dispositions; Termination of Credit Facility

On August 9, 2022, we sold our inertial navigation business to EMCORE Corporation for gross proceeds of $55.0 million, less specified deductions and a holdback of $1.0 million and subject to a working capital adjustment. The holdback was released to us on August 17, 2022. On August 9, 2022, we also entered into a Transition Services Agreement with EMCORE, pursuant to which we agreed to provide certain transition services to support the continued operation of the inertial navigation business for a specified period of time following the sale. The working capital adjustment is in the process of being finalized. This adjustment will be finalized in the fourth quarter of 2022. We do not have any continuing involvement in these operations other than short-term transition services, which are being recorded in other income in continuing operations. We determined that the sale met the requirements for reporting as discontinued operations in accordance with Accounting Standards Codification (ASC) 205-20.

On August 9, 2022, we also terminated our senior secured credit facility agreement (the 2018 Credit Agreement) and the related security and pledge agreements with Bank of America, N.A., as Administrative Agent. At the time of termination, no borrowings were outstanding under the 2018 Credit Agreement. With the termination of this agreement, all associated liens were released.

On April 29, 2022, KVH Media Group Limited, our wholly owned subsidiary, sold its subsidiary KVH Media Group Entertainment Limited for net cash proceeds of approximately $2.4 million. This transaction did not meet the criteria for reporting as discontinued operations under ASC 205-20. We recorded a gain on the sale of approximately $0.6 million, which is recorded in other income, net in the accompanying consolidated statements of operations. See Note 14 to our consolidated interim financial statements for the reduction of goodwill and intangibles associated with the KVH Media Group reporting unit as it relates to the sale of this subsidiary.

Management Transition and Restructuring

On March 7, 2022, we announced that our President and Chief Executive Officer, Martin Kits van Heyningen, was retiring from his executive and Board roles after more than 40 years of service and assuming a consulting position with us. Brent C. Bruun, our then Chief Operating Officer, was appointed as our interim President and Chief Executive Officer. Subsequently, on June 15, 2022, he was appointed as our President and Chief Executive Officer and as a Class II member of the Board of Directors. We have incurred approximately $0.7 million of costs associated with the management transition through September 30, 2022, including a separation payment, consulting fees and health insurance coverage for Mr. Kits van Heyningen, as well as professional and advisory fees, and expect to continue to incur ongoing compensation expenses until March 2023. Approximately $0.3 million is accrued as of September 30, 2022.

In March 2022, we also restructured our operations to reduce costs and better pursue a more focused strategy. We reduced our workforce by approximately 10% and began incurring reduced expenses from these actions beginning in the second quarter of 2022. Approximately $2.2 million of severance payments, other employee benefits, and legal and advisory fees were incurred for the nine months ended September 30, 2022. We expect to incur an additional $0.1 million in severance payments and other employee benefit costs through December 31, 2022 arising from this restructuring. We also modified impacted employee's stock option and restricted stock awards. Please see Note 5 to our consolidated interim financial statements for further discussion.

For the three months ended September 30, 2022, we restructured our foreign operations by closing our India and Cyprus offices and our Denmark warehouse to reduce costs. Approximately $0.4 million of severance payments, other employee benefits, and legal and advisory fees were incurred for the three and nine months ended September 30, 2022. We expect to incur an additional $0.1 million in severance payments and other employee benefit costs through December 31, 2022 arising from this restructuring.

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

On October 11, 2022, we entered into an amendment to the employment agreement with Mr. Bruun that, among other things, increased his annual base salary to $448 per year, retroactive to July 1, 2022, increased his target annual incentive compensation for the second half of 2022 to 80% of his base salary (without changing his target annual incentive compensation for the first half of 2022), extended his Retention Date from December 31, 2022 to December 31, 2023, which effectively extended the period during which Mr. Bruun must remain employed by us in order to earn his retention bonus, and modified the amount of the retention bonus from 75% of his base salary in effect on May 2, 2022 to 75% of the highest base salary in effect for Mr. Bruun on or before the date he becomes entitled to receive the retention bonus or the “Partial Retention Bonus” (as defined in the employment agreement). The amendment did not modify the terms of the employment agreement relating to acceleration of vesting of certain equity awards if Mr. Bruun remains employed by us through December 31, 2022. As of September 30, 2022, we accrued approximately $0.6 million for the executive employment agreements.

In addition to the amendment to Mr. Bruun’s employment agreement, the Compensation Committee also granted Mr. Bruun a restricted stock award and a non-statutory stock option, which together had an aggregate grant date fair value of approximately $100,000. The restricted stock award and the non-statutory stock option have terms that are materially consistent with the previously disclosed terms of similar grants to our executive officers.

Supply Chain

During the nine months ended September 30, 2022, we continued to experience delays in the availability and delivery of certain raw material components, which has impacted our manufacturing as well as resulted in shipping delays in getting products out to our customers. We also experienced increase in raw material costs, which we expect to continue throughout 2022. We are continuing to monitor global developments and are prepared to implement any actions that we determine to be necessary to sustain our business.

International Sales

We operate in a number of major geographic areas across the globe. We generate our international net sales, based upon customer location, primarily from customers located in Singapore, Canada, European Union countries, and other European countries, as well as countries in Africa, Asia/Pacific, the Middle East, and India. International revenues represented 62% and 58% of our consolidated net sales for the three months ended September 30, 2022 and 2021, respectively, and 61% and 58% of our consolidated net sales for the nine months ended September 30, 2022 and 2021, respectively. Sales to Singapore customers represented 17% and 14% of our consolidated net sales for the three months ended September 30, 2022 and 2021, respectively. Sales to Singapore customers represented 16% and 13% of our consolidated net sales for the nine months ended September 30, 2022 and 2021, respectively. No other individual foreign country represented 10% or more of our consolidated net sales for the three or nine months ended September 30, 2022 and 2021.

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

Critical accounting estimates are those estimates made that involve a significant level of estimation uncertainty and have had or are reasonably likely to have an impact on our statement of operations. As described in our annual report on Form 10-K for the year ended December 31, 2021, our accounting policies for goodwill, intangible assets, and other long-lived assets were the only estimates critical to an understanding and evaluation of our consolidated financial statements. We have reviewed our accounting policies and critical accounting estimates and determined that these remain our most critical accounting policies and estimates for the nine months ended September 30, 2022.

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

Results of Operations
The following table provides, for the periods indicated, certain financial data relating to our continuing operations expressed as a percentage of net sales:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Sales:
Product	18.8%	19.9%	19.3%	22.1%
Service	81.2	80.1	80.7	77.9
Net sales	100.0	100.0	100.0	100.0
Cost and expenses:
Costs of product sales	19.2	16.3	16.9	17.1
Costs of service sales	43.7	48.5	44.2	48.3
Research and development	7.8	8.2	8.1	8.4
Sales, marketing and support	16.2	17.9	17.8	19.3
General and administrative	15.8	19.4	19.0	22.8
Total costs and expenses	102.7	110.3	106.0	115.9
Loss from operations	(2.7)	(10.3)	(6.0)	(15.9)
Interest income	1.1	0.6	0.8	0.7
Interest expense	—	0.1	—	0.1
Other income, net	1.6	20.4	1.5	6.3
(Loss) income from continuing operations before income tax expense (benefit)	—	10.6	(3.7)	(9.0)
Income tax expense (benefit) from continuing operations	0.2	—	0.6	(0.1)
Net (loss) income from continuing operations	(0.2)%	10.6%	(4.3)%	(8.9)%

Three months ended September 30, 2022 and 2021

Net Sales

Our net sales for the three months ended September 30, 2022 and 2021 were as follows:

			Change
	For the three months ended September 30,		2022 vs. 2021
	2022	2021	$	%
	(dollars in thousands)
Product	$6,625	$6,851	$(226)	(3)%
Service	28,544	27,537	1,007	4%
Net sales	$35,169	$34,388	$781	2%

    Net sales increased by $0.8 million, or 2%, for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021. Product sales decreased by $0.2 million, or 3%, to $6.6 million for the three months ended September 30, 2022 from $6.9 million for the three months ended September 30, 2021. The decrease in product sales was primarily due to a $0.4 million decrease in mini-VSAT Broadband product sales and a $0.2 million decrease in land mobile connectivity product sales, partially offset by a $0.4 million increase in TracVision product sales. The decrease in mini-VSAT product sales was primarily due to a decrease in unit sales volume.
Service sales increased by $1.0 million, or 4%, to $28.5 million for the three months ended September 30, 2022 from $27.5 million for the three months ended September 30, 2021. The increase was primarily due to a $2.1 million increase in our mini-VSAT service sales, partially offset by a $1.0 million decrease in our content service sales, primarily driven by the sale of a subsidiary in April 2022.

The shutdown of our legacy Arclight network on December 31, 2021 impacted sales of mini-VSAT products in 2021 and mini-VSAT services in 2022. During 2021, mini-VSAT product sales benefited from the demand for units needed to migrate to our HTS network before the shutdown of our legacy network. During 2022, mini-VSAT service sales have been impacted by the loss of revenue from customers who did not migrate on or before December 31, 2021. As of December 31, 2021, the monthly recurring revenue associated with those customers was approximately $0.3 million. A number of these customers have since returned, and when combined with new customers, mini-VSAT service revenue for the three months ended September 30, 2022 was up 8% from the same quarter in 2021.

Costs of Sales

    Costs of sales consists of costs of product sales and costs of service sales. Costs of sales decreased by $0.1 million, or 1%, in the three months ended September 30, 2022 to $22.1 million from $22.3 million in the three months ended September 30, 2021. The decrease in costs of sales was driven by a $1.3 million decrease in costs of service sales, partially offset by a $1.1 million increase in costs of product sales. As a percentage of net sales, costs of sales were 63% and 65% for the three months ended September 30, 2022 and 2021, respectively.

Our costs of product sales consist primarily of materials, manufacturing overhead, and direct labor used to produce our products. For the three months ended September 30, 2022, costs of product sales increased by $1.1 million, or 20%, to $6.7 million from $5.6 million in the three months ended September 30, 2021, primarily due to a $1.3 million increase in our marine cost of product sales. As a percentage of product sales, costs of product sales were 102% and 82% for the three months ended September 30, 2022 and 2021, respectively. The increase was primarily driven by manufacturing period costs due to supply chain issues.

Our costs of service sales consist primarily of satellite service capacity, depreciation, service network overhead expense associated with our mini-VSAT Broadband network infrastructure, direct network service labor, Inmarsat service costs, product installation costs, media materials and distribution costs, and service repair materials. For the three months ended September 30, 2022, costs of service sales decreased by $1.3 million, or 8%, to $15.4 million from $16.7 million for the three months ended September 30, 2021, primarily due to a $0.7 million decrease in mini-VSAT airtime costs of service sales. This decrease was primarily driven by the shutdown of our legacy Arclight network, partially offset by an increase in costs associated with our HTS network due to increased capacity required for additional customers. In addition, there was a $0.6 million decrease in content services cost of service sales, primarily driven by the sale of a subsidiary in April 2022. As a percentage of service sales, costs of service sales were 54% and 61% for the three months ended September 30, 2022 and 2021, respectively.

Operating Expenses

    Research and development expense consists of direct labor, materials, external consultants, and related overhead costs that support our internally funded product development and product sustaining engineering activities. Research and development expense for the three months ended September 30, 2022 decreased by $0.1 million, or 3%, to $2.7 million from $2.8 million for the three months ended September 30, 2021. As a percentage of net sales, research and development expense was 8% for both the three months ended September 30, 2022 and 2021.

    Sales, marketing, and support expense consists primarily of salaries and related expenses for sales and marketing personnel, commissions for both in-house and third-party representatives, costs related to the co-development of certain content, other sales and marketing support costs such as advertising, literature and promotional materials, product service personnel and support costs, warranty-related costs and bad debt expense. Sales, marketing and support expense also includes the operating expenses of our sales office subsidiaries in Denmark, Singapore, Brazil, and Japan. Sales, marketing and support expense for the three months ended September 30, 2022 decreased by $0.5 million, or 7%, to $5.7 million from $6.2 million for the three months ended September 30, 2021. The decrease primarily resulted from a $0.5 million decrease in salaries, benefits and taxes, which was driven by the reduction in our workforce in March 2022. This decrease was partially offset by a $0.3 million increase in warranty expense. As a percentage of net sales, sales, marketing and support expense was 16% and 18% for the three months ended September 30, 2022 and 2021, respectively.

    General and administrative expense consists of costs attributable to management, finance and accounting, information technology, human resources, certain outside professional services, and other administrative costs. General and administrative expense for the three months ended September 30, 2022 and 2021 decreased by $1.1 million, or 17%, to $5.6 million compared to $6.7 million, respectively. The decrease primarily resulted from a $1.1 million decrease in professional fees and a $0.2 million decrease in amortization expense, partially offset by a $0.4 million increase in salaries, benefits, and taxes, including executive retention agreements and stock compensation expense. As a percentage of net sales, general and administrative expense was 16% and 19% for the three months ended September 30, 2022 and 2021, respectively.

Interest and Other Income, Net

    Interest income represents interest earned on our cash and cash equivalents, as well as from investments and our sale-type lease receivables. Interest income increased $0.2 million for the three months ended September 30, 2022 to $0.4 million from $0.2 million for the three months ended September 30, 2021. Interest expense remained flat period-over-period at less than $0.1 million for both of the three months ended September 30, 2022 and 2021. Other income, net decreased to other income, net of $0.6 million for the three months ended September 30, 2022 from other income, net of $7.0 million for the three months ended September 30, 2021 primarily due to the forgiveness of the PPP Loan during the three months ended September 30, 2021. Other income, net of $0.6 million for the three months ended September 30, 2022 primarily relates to foreign exchange gains from our UK operations.

Income Tax Expense

    Income tax expense for the three months ended September 30, 2022 was $0.1 million and related to taxes on income earned in foreign jurisdictions. Income tax expense for the three months ended September 30, 2021 was less than $0.1 million and related to taxes on income earned in foreign jurisdictions. The PPP Loan was forgiven during the three months ended September 30, 2021, giving rise to U.S. generated income, but these proceeds were not taxable. The operating losses incurred in the U.S. for the three months ended September 30, 2021 did not generate any income tax benefit during the quarter due to a full valuation allowance on our related deferred tax assets.

Nine months ended September 30, 2022 and 2021

Net Sales

Our net sales for the nine months ended September 30, 2022 and 2021 were as follows:

			Change
	For the nine months ended September 30,		2022 vs. 2021
	2022	2021	$	%
	(dollars in thousands)
Product	$19,808	$21,788	$(1,980)	(9)%
Service	83,065	76,862	6,203	8%
Net sales	$102,873	$98,650	$4,223	4%

Net sales increased by $4.2 million, or 4%, for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. Product sales decreased by $2.0 million, or 9%, to $19.8 million for the nine months ended September 30, 2022 from $21.8 million for the nine months ended September 30, 2021. The decrease in product sales was primarily due to a $1.5 million decrease in mini-VSAT Broadband product sales and a $0.5 million decrease in land mobile connectivity product sales. The decrease in mini-VSAT Broadband product sales was primarily due to a decrease in unit sales volume.

Service sales increased by $6.2 million, or 8%, to $83.1 million for the nine months ended September 30, 2022 from $76.9 million for the nine months ended September 30, 2021. The increase was primarily due to a $7.5 million increase in our mini-VSAT service sales, partially offset by a $1.4 million decrease in our content services sales, primarily driven by the sale of a subsidiary in April 2022.

Costs of Sales

    Costs of sales decreased by $1.7 million, or 3%, in the nine months ended September 30, 2022 to $62.9 million from $64.5 million in the nine months ended September 30, 2021. The decrease in costs of sales was driven by a $2.1 million decrease in costs of service sales, partially offset by a $0.5 million increase in costs of product sales. As a percentage of net sales, costs of sales were 61% and 65% for the nine months ended September 30, 2022 and 2021, respectively.

For the nine months ended September 30, 2022, costs of product sales increased by $0.5 million, or 3%, to $17.4 million from $16.9 million in the nine months ended September 30, 2021, due to a $0.9 million increase in our marine cost of product sales, partially offset by a $0.4 million decrease in our land costs of product sales. As a percentage of product sales, costs of product sales were 88% and 78% for the nine months ended September 30, 2022 and 2021, respectively. The increase was primarily driven by product mix within our marine mobile connectivity cost of product sales.

For the nine months ended September 30, 2022, costs of service sales decreased by $2.1 million, or 4%, to $45.5 million from $47.6 million for the nine months ended September 30, 2021, primarily due to a $1.1 million decrease in mini-VSAT airtime costs of service sales. This decrease was primarily driven by the shutdown of our legacy Arclight network, partially offset by an increase in costs associated with our HTS network due to increased capacity required for additional customers. In addition, there was a $0.9 million decrease in content services cost of service sales, primarily driven by the sale of a subsidiary in April 2022. As a percentage of service sales, costs of service sales were 55% and 62% for the nine months ended September 30, 2022 and 2021, respectively.

Operating Expenses

    Research and development expense for the nine months ended September 30, 2022 increase by $0.1 million, or 1%, to $8.4 million from $8.3 million for the nine months ended September 30, 2021. As a percentage of net sales, research and development expense was 8% for both the nine months ended September 30, 2022 and 2021.

    Sales, marketing and support expense for the nine months ended September 30, 2022 decreased by $0.7 million, or 4%, to $18.4 million from $19.0 million for the nine months ended September 30, 2021. The decrease in sales, marketing and support expense resulted primarily from a $1.6 million decrease in salaries, benefits and taxes (excluding costs associated with the previously mentioned reduction in workforce in March 2022) and a $0.4 million decrease in external commission expense, partially offset by additional costs of $1.0 million related to the reduction in our workforce in March 2022 and a $0.7 million increase in warranty expense. As a percentage of net sales, sales, marketing and support expense was 18% and 19% for the nine months ended September 30, 2022 and 2021, respectively.

    General and administrative expense for the nine months ended September 30, 2022 decrease by $3.0 million, or 13%, to $19.5 million from $22.5 million for the nine months ended September 30, 2021. The decrease in general and administrative expense resulted primarily from a $4.1 million decrease in professional fees, a $0.5 million decrease in amortization expense, and a $0.4 million decrease in stock compensation expenses including stock modifications. The decrease in professional fees was driven by a $3.1 million decrease in event-driven legal and advisory fees, primarily arising from a stockholder’s nomination of a competing slate of directors at our annual meeting of stockholders in 2021. This decrease in expenses was partially offset by additional costs of $0.7 million related to the reduction in our workforce in March 2022, a $0.6 million increase in recruiting expenses, which was driven by professional fees associated with the search for a new Chief Executive Officer and replacements for two recently departed members of our board of directors, a $0.5 million increase in expenses related to the separation and retirement of Mr. Kits van Heyningen in March 2022 and a $0.5 million increase in compensation expense related to executive retention agreements. As a percentage of net sales, general and administrative expense was 19% and 23% for the nine months ended September 30, 2022 and 2021, respectively.

Interest and Other Income, Net

    Interest income increased by $0.1 million to $0.8 million for the nine months ended September 30, 2022 from $0.7 million for the nine months ended September 30, 2021. Interest expense remained flat period-over-period at less than $0.1 million for both the nine months ended September 30, 2022 and 2021. Other income, net decreased to other income, net of $1.6 million for the nine months ended September 30, 2022 from other income, net of $6.2 million for the prior period primarily due to the forgiveness of the PPP Loan in 2021, partially offset by an increase in foreign exchange gains from our UK operations and the sale of KVH Media Group Entertainment Limited during the nine months ended September 30, 2022.

Income Tax Expense (Benefit)

    Income tax expense for the nine months ended September 30, 2022 was $0.6 million and related to taxes on income earned in foreign jurisdictions. Income tax benefit for the nine months ended September 30, 2021 was $0.1 million and related to losses generated in foreign jurisdictions.

Discontinued Operations

On August 9, 2022, we sold our inertial navigation business for gross proceeds of $55.0 million, less specified deductions and a holdback of $1.0 million and subject to a working capital adjustment. The holdback was released to us on August 17, 2022. We determined that the sale met the requirements for reporting as discontinued operations in accordance with ASC 205-20. Accordingly, we have classified the results of the inertial navigation business as discontinued operations for all periods presented. The working capital adjustment is expected to be finalized in the fourth quarter of 2022. Please see Notes 1 and 18 for further discussion. Results for discontinued operations are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(dollars in thousands)

Sales from discontinued operations	$1,494	$8,596	$16,721	$29,989
Net income from discontinued operations, net of tax	$29,741	$348	$28,061	$3,150

Liquidity and Capital Resources

Our primary liquidity needs have been to fund general business requirements, including working capital requirements and capital expenditures. In recent years, we have funded our operations primarily from the sale of two businesses in 2022, the sale of a business in 2019, a PPP loan, cash flows from operations, bank financings and proceeds received from exercises of stock options and the issuance of stock.

In May 2020, we received a $6.9 million loan from Bank of America, N.A. (the Lender), under the PPP, which was established under the CARES Act. Pursuant to the terms of the CARES Act, in August 2021, we applied for forgiveness of the full amount of the PPP Loan. On September 24, 2021, we received notification from the bank that, on September 19, 2021, the U.S. Small Business Administration (the SBA) had determined that the PPP Loan forgiveness application was approved, and the PPP Loan, including all accrued interest thereon, was paid in full by the SBA. The forgiveness of the PPP Loan is recognized in other income, net in the accompanying consolidated statements of operations for the three and nine months ended September 30, 2021.

On August 9, 2022, we sold our inertial navigation business to EMCORE Corporation for gross proceeds of $55.0 million, less specified deductions and a holdback of $1.0 million and subject to a working capital adjustment. The holdback was released to us on August 17, 2022. The working capital adjustment is expected to be finalized in the fourth quarter of 2022.

As of September 30, 2022, we had $69.6 million in cash, cash equivalents, and marketable securities, of which $2.2 million in cash and cash equivalents was held in local currencies by our foreign subsidiaries. Our foreign subsidiaries held no marketable securities as of September 30, 2022. As of September 30, 2022, we had $91.2 million in working capital. Based upon our current working capital position, current operating plans and expected business conditions, we expect to have sufficient funds, through at least twelve months from the date that this report is filed with the SEC, to fund our short-term and long-term working capital requirements, including capital expenditures and contractual obligations. Our funding plans for our working capital needs and other commitments may be adversely impacted if our underlying assumptions regarding our anticipated revenues and expenses are not realized. If our operating results fail to meet our expectations, we could be required to seek additional funding through public or private financings or other arrangements. In that event, adequate funds may not be available when needed or may be available only on terms which could have a negative impact on our business and results of operations. In addition, if we raise funds by issuing equity securities, our stockholders may experience dilution.

Net cash used in operations was $1.5 million for the nine months ended September 30, 2022 compared to net cash provided by operations of $1.9 million for the nine months ended September 30, 2021. The $3.4 million change in cash used in operations is primarily due to a $26.1 million change in non-cash items, driven by the $30.9 million gain on sale of the inertial navigation business. In addition, there was a $9.7 million increase in cash outflows relating to inventories, a $1.3 million decrease in cash inflows relating to accounts receivable, and a $0.6 million increase in cash outflows related to prepaid expenses, other current assets, and current contract assets. Partially offsetting these items was a $29.2 million increase in net income, a $3.0 million decrease in cash outflows related to accounts payable, a $0.9 million decrease in cash outflows related to contract liabilities and long-term contract liabilities, a $0.8 million decrease in cash outflows related to accrued compensation, product warranty and other expenses, and a $0.4 million decrease in cash outflows related to other non-current assets and non-current contract assets.

Net cash provided by investing activities was $4.3 million for the nine months ended September 30, 2022 compared to net cash used in investing activities of $7.2 million for the nine months ended September 30, 2021. The $11.5 million change in net cash provided by investing activities was primarily the result of $55.0 million in proceeds from the sale of the inertial navigation business, a $4.2 million decrease in capital expenditures, and $2.4 million in proceeds from the sale of KVH Media Group Entertainment Limited. Partially offsetting these items was a $50.0 million net investment in marketable securities.

Net cash provided by financing activities was $0.6 million for the nine months ended September 30, 2022 compared to net cash provided by financing activities of $2.6 million for the nine months ended September 30, 2021. The $2.0 million decrease in net cash provided by financing activities is primarily attributable to the $2.1 million decrease in cash inflows relating to proceeds from stock options exercised and the employee stock purchase plan.

Borrowing Arrangements

Paycheck Protection Program Loan

In May 2020, we received a $6.9 million loan from the Lender under the PPP, which was established under the CARES Act and is administered by the SBA. The term of the PPP Loan was two years from the funding date, and the interest rate was 1.00%. Interest on the loan accrued from the funding date, but was deferred. In August 2021, we applied for forgiveness of the full amount of the PPP Loan. On September 24, 2021, we received notification from the Lender that, on September 19, 2021, the SBA had determined that the PPP Loan forgiveness application was approved, and the PPP Loan, including all accrued interest thereon, was paid in full by the SBA. The forgiveness of the PPP Loan is recognized in other income, net in the accompanying consolidated statements of operations for the three and nine months ended September 30, 2021.

Line of Credit

On August 9, 2022, we terminated the 2018 Credit Agreement and the related security and pledge agreements with Bank of America, N.A., as Administrative Agent. At the time of termination, no borrowings were outstanding under the 2018 Credit Agreement. With the termination of this agreement, all associated liens were released.

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

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022, the end of the period covered by this interim report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2022 as a result of the significant deficiency in our internal control over financial reporting described below.

Severity of Deficiency

A deficiency in internal control over financial reporting exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis. The term material weakness means a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The term significant deficiency means a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the registrant’s financial reporting.

Background – EMCORE Transaction

In the third quarter of 2022, we consummated the sale of our inertial navigation business to EMCORE Corporation (“EMCORE”). The consummation of the transaction necessitated the preparation of various historical and pro forma financial statements in addition to our usual quarterly reporting requirements.

Applicable accounting rules required that we disaggregate the inertial navigation business from our remaining business for purposes of these financial statements. This disaggregation included the separation of the assets and liabilities of the inertial navigation business from those of our remaining business, a process we are not required to perform for segment reporting or for any other ordinary course financial reporting. Our accounting system has no functionality for this purpose. As a result, we had to rely in part upon manual procedures to perform the disaggregation. These procedures were time-consuming and prevented us from filing this quarterly report on a timely basis.

Management’s Assessment of Deficiency

In assessing the effectiveness of our disclosure controls and procedures, management determined that the failure to file this quarterly report on a timely basis arose because management did not properly plan and prepare for the additional work necessitated by the disposition of the inertial navigation business. In assessing the severity of this control deficiency, management considered, among other factors, that there was no indication of a deficiency in the design or operation of any controls that would prevent or detect a material misstatement of our financial statements. Management concluded that the control deficiency constituted a significant deficiency because it resulted in a delay in the filing of this quarterly report, which merited attention by the Audit Committee of our Board of Directors and our full Board of Directors.

Remediation Efforts

To remediate this significant deficiency, management has determined that, in the event of a future, non-operating, unusual, material transaction, management will (a) determine the financial information necessary to prepare required financial statements, (b) evaluate, at the outset of such transaction, the extent of the effort required to produce that financial information, (c) further supplement its resources as necessary and (d) develop a timeline for meeting its future reporting obligations.

Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated changes in our internal control over financial reporting that occurred during the third quarter of 2022. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer did not identify any change in our internal control over financial reporting during the third quarter of 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The remediation procedures described above are being implemented after the end of the third quarter of 2022.

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

We recorded substantial losses from continuing operations in the nine months ended September 30, 2022 and each of the last three fiscal years (notwithstanding the income we recognized in 2021 from the forgiveness of the PPP Loan). We may continue to incur losses as we increase satellite capacity to handle our growing subscriber base, as we continue to shift our business from a model based primarily on product sales to a model based primarily on recurring revenue, as we confront the impact of the COVID-19 pandemic (especially regarding the global chip shortage and supply chain constraints) on our business, as we incur expenses to restructure our business (including severance expenses) and as we continue to invest in research and development to improve our existing products and develop new products. In order to regain profitability, we must grow our airtime subscriber base, reduce our costs, and continue to introduce new and improved products in order to maintain and improve our competitive position and generate revenue. Our inability to accomplish any of these goals could have a material adverse effect on our revenues, profitability and cash flow, and we cannot assure you when, or whether, we will regain profitability.

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

As a result of our acquisitions, we have recorded, and may continue to record, a significant amount of goodwill and other intangible assets. Under current accounting guidelines, we must assess, at least annually and potentially more frequently, whether the value of goodwill and other intangible assets has been impaired. In 2020, our annual impairment test resulted in an impairment charge of $10.5 million in our KVH Media reporting unit. Even after recording this impairment, our consolidated balance sheet at September 30, 2022 includes $5.7 million of goodwill and other intangible assets, of which $1.3 million relates to KVH Media Group. Our annual impairment analysis in the fourth quarter of 2021 did not identify any further impairments. However, there can be no assurance that our remaining goodwill and other intangible assets will not be further impaired, especially if the global COVID-19 pandemic continues to impact the markets in which our Media Group operates.

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

We are highly dependent on the efforts and abilities of qualified personnel at all levels, including our senior management team and other key technical, operational, managerial and sales and marketing personnel, each of whom brings a valuable set of skills that would be difficult to replace. If we fail to retain and attract the necessary personnel, we may be unable to achieve our business objectives and may lose our competitive position, which could lead to a significant decline in net sales. In March 2022, we announced a change in our strategic priorities, whereby we plan to focus on our core businesses, implement greater discipline in our new product initiatives and reduce costs. We may not achieve the anticipated benefits and cost savings from this restructuring. As part of this change, we completed a reduction in force of approximately 10% to realign our workforce to match our strategic priorities. The workforce reduction required the reallocation and combination of certain roles and responsibilities across the organization. Moreover, the reduction in force may yield unintended consequences and costs, such as attrition beyond the intended reduction in force, the distraction of employees and reduced employee morale, and could adversely affect our reputation as an employer. In the first, second and third quarters of this year we incurred severance and other expenses in connection with the reduction in force, which will reduce our earnings at least in the near term. The current job market for our personnel is very competitive, resulting in increased compensation, and we face challenges in seeking to retain our continuing personnel and attract new personnel to fulfill our unmet needs. Prior to the reduction in force, we experienced increased turnover among our employees. Replacing key personnel may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully execute our business strategy, and we cannot assure you that we will be able to identify or employ qualified personnel for any such position on acceptable terms, if at all. In order to retain and attract qualified personnel, we may need to pay higher compensation than we currently expect, which would make it more difficult to achieve our goal of returning to profitability.

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

In the first nine months of 2022, we carried out a restructuring to re-align our workforce to match strategic and financial objectives and allocate resources for long-term growth, including a reduction in force. We also implemented a management transition, and our new management may take similar steps in the future to generate operating synergies, to achieve our target operating model and financial objectives, or to reflect more closely changes in the strategic direction of our business. We may also choose to make strategic divestitures, such as the sale of our inertial navigation business on August 9, 2022. Any of these changes could be disruptive to our business, including our research and development and product launch efforts, and could result in significant expense, including losses on any divestiture, accounting charges for inventory and technology-related write-offs and workforce reduction costs, and significant transaction costs, including for potential transactions that do not proceed. Substantial expense or charges resulting from restructuring activities or divestitures could adversely affect our results of operations and use of cash in the periods in which we take these actions. Any divestiture could also result in the retention of liabilities and expenses that are not assumed by the acquirer or the loss of operating income from the divested operations, either of which could negatively impact profitability after any divestiture.

We must generate a certain level of sales of the TracNet-H series and TracPhone V-HTS series products and our mini-VSAT Broadband service in order to maintain or improve our service gross margins.

As a result of our mini-VSAT Broadband network infrastructure, our cost of service sales includes certain costs that generally do not vary directly in proportion with the volume of service sales, and we have limited ability to reduce these fixed costs in the short term. Although we have realized savings from the shutdown of our legacy Arclight network, the cost of our HTS network has increased significantly each year as we have further expanded our network to accommodate additional subscriber demand and/or coverage areas, as well as customers who migrated from our legacy network. We expect that this trend will continue in 2022 and beyond. If sales of our TracNet-H series and TracPhone V-HTS series products and the mini-VSAT Broadband service, including through our AgilePlans subscription model, do not generate the level of revenue that we expect or if those revenues decline, our service gross margins may decline. The failure to improve our mini-VSAT Broadband service gross margins and unit or subscriber sales would have a material adverse effect on our overall profitability.

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

We have a single dedicated manufacturing facility for all of our product categories, and any significant disruption to this facility will impair our ability to deliver our products.

We currently manufacture all of our products at our manufacturing facility in Middletown, Rhode Island. Some of our production processes are complex, and we may be unable to respond rapidly to the loss of the use of our production facility. For example, our production facility uses some specialized equipment that may take time to replace if they are damaged or become unusable for any reason. In that event, shipments would be delayed, which could result in customer or dealer dissatisfaction, loss of sales and damage to our reputation. Finally, we have only a limited capability to increase our manufacturing capacity in the short term. If short-term demand for our products exceeds our manufacturing capacity, our inability to fulfill orders in a timely manner could also lead to customer or dealer dissatisfaction, loss of sales and damage to our reputation.

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

Intelsat and Sky Perfect-JSAT currently provide the satellite capacity to support the mini-VSAT Broadband service and our TracNet-H series and TracPhone V-HTS series products. In addition, we have agreements with various teleports and Internet service providers around the globe to support the mini-VSAT Broadband service. The terrestrial fiber links that we use to connect with the Internet and to move our voice and data services between our facilities and the various satellite earth stations that support our services are provided to us through numerous service providers, some of which have contractual relationships with our satellite service providers and not directly with us. We rely on Inmarsat for satellite communications services for our FleetBroadband and FleetOne compatible TracPhone products. We also have an arrangement with Iridium for additional satellite communications services that we make available to our customers as a backup option to provide communications redundancy with our primary service offerings.

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

We are highly dependent on information technology networks and systems, including the Internet and third-party systems, to securely process, transmit and store electronic information, including personal information of our customers. We also retain sensitive data, including intellectual property, proprietary business information, personally identifiable information, credit card information, and usage data of our employees and customers on our computer networks and those of third parties. Although we take certain protective measures and endeavor to modify them as we believe circumstances warrant, invasive technologies and techniques continue to evolve rapidly, and increasingly sophisticated hacking organizations are targeting business systems. As a result, the computer systems, software and networks that we use are vulnerable to disruption, shutdown, unauthorized access, misuse, erasure, alteration, employee error, phishing, computer viruses, ransomware or other malicious code, and other events that could have a material security impact. The protective measures on which we rely may be inadequate to prevent or detect all material cybersecurity breaches or determine the extent of any material breach, and there can be no assurance that material undetected breaches have not already occurred. If any material cybersecurity event were to occur, it could disrupt our operations, distract our management, cause us to lose existing customers and fail to attract new customers, as well as subject us to regulatory actions, litigation, fines, damage to our reputation or competitive position, or orders or decrees requiring us to modify our business practices, any of which could have a material adverse effect on our financial position, results of operations or cash flows.

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

Economic conditions in the geographic markets we serve have experienced significant turmoil over the last several years, including a potential global recession, downturns related to the COVID-19 pandemic, slow economic activity, tight credit markets, inflation and deflation concerns, low consumer confidence, limited capital spending, adverse business conditions, war and refugee crises in the Middle East and Europe, terrorist attacks, the departure of the United Kingdom from the European Union, changes in government priorities, trade wars, a government shutdown, gridlock from a divided Congress, and liquidity concerns. These factors vary in intensity by region. Further, in response to the COVID-19 pandemic, governments and others have implemented, revised, withdrawn, reinstituted and expanded extensive safety precautions, including quarantines, travel restrictions, business closures, cancellations of public gatherings and other measures. These measures have significantly disrupted normal business operations, and complying with them has increased our costs. Travel restrictions and safety precautions have also limited our ability to service and install our equipment. Although we are unable to predict the ongoing impact of the pandemic, our mobile communications business in particular largely depends on travel. The operations of our KVH Media Group were particularly impacted due in part to the global reduction in travel resulting from the pandemic. We anticipate that measures to limit the spread of the virus will continue to adversely affect our revenues, results of operations and financial condition, perhaps materially. An outbreak of infection in any of our facilities could severely disrupt our operations. Our customers’ businesses could be further disrupted, and our revenues could continue to be adversely affected. Additionally, global economic disruptions like the COVID-19 pandemic have negatively impacted, and could continue to negatively impact, our supply chain and continue to cause delays in the delivery of raw materials, components and other supplies that we need to conduct our operations and generate revenue.

There can be no assurances that government programs to maintain or improve economic conditions, including stimulus and other aid programs, will be effective. As a result of these and other factors, customers could continue to slow or suspend spending on our products and services. We may also incur increased credit losses and need to further increase our allowance for doubtful accounts, which would have a negative impact on our earnings and financial condition.

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

The U.S. may continue to alter its approach to international trade, which may impact existing bilateral or multi-lateral trade agreements and treaties with foreign countries. The U.S. has imposed tariffs on certain foreign goods and may increase tariffs or impose new ones, and certain foreign governments have retaliated and may continue to do so. We derive a majority of our revenues from international sales, which makes us especially vulnerable to increased tariffs. Changes in U.S. trade policy have created ongoing turmoil in international trade relations, and it is unclear what future actions governments will or will not take with respect to tariffs or other international trade agreements and policies. Current trade negotiations may fail, which may exacerbate these risks. Ongoing or new trade wars or other governmental action related to tariffs or international trade agreements or policies could reduce demand for our products and services, increase our costs, reduce our profitability, adversely impact our supply chain or otherwise have a material adverse effect on our business and results of operations.

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

On August 9, 2022, we sold our inertial navigation business to EMCORE Corporation, for aggregate consideration of $55.0 million, less specified deductions and subject to a working capital adjustment. As a result of these provisions, we could receive proceeds that are less than we anticipate.

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

The sale of the inertial navigation business has had the effect of reducing our operating and profit margins, and we are solely reliant on our mobile connectivity business.

As a result of the sale of the inertial navigation business, we no longer generate revenues associated with that business. Accordingly, the costs we incur to operate our continuing business, including the significant overhead costs associated with being a public company, are spread over a smaller revenue base and will have the immediate effect of magnifying the impact of those costs on our operating and profit margins. In order to improve those margins, we will have to increase our revenue or reduce our costs. While the disposition of the inertial navigation business should simplify our financial reporting, we do not expect that any cost savings would be substantial.

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

Risks related to our industry

Competition may limit our ability to sell our products and services.

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

In the marine market for satellite TV equipment, we compete primarily with Intellian, Cobham SATCOM and Raymarine (Intellian made). In the marine market for voice, fax, data, and Internet communications equipment, we compete primarily with Intellian and Cobham SATCOM. In the marine market for high-speed voice, fax, data, and Internet services, we compete primarily with Inmarsat, Marlink, Speedcast, Viasat and Network Innovations. Additionally, we are starting to face competition from new LEO networks such as SpaceX's Starlink and OneWeb. We also face competition from providers of low-speed data services, which include Inmarsat, Globalstar LP, and Iridium Satellite LLC. In the market for land mobile satellite TV equipment, we compete primarily with King Controls and Winegard Company. In the markets for media content, the KVH Media Group competes primarily with Swank Motion Pictures and NewspaperDirect Inc. Many of our competitors are well-established companies that have substantially greater financial, managerial, technical, marketing, personnel and other resources than we do, which may help them to compete more effectively against us.

The emergence of a competing small maritime VSAT antenna and complementary service or other similar service could reduce the competitive advantage we believe we currently enjoy with our smaller TracNet H series and TracPhone V-HTS series antennas and the Ku-band KVH ONE Hybrid Network, which offers seamless communications and intelligent switching among satellite, cellular, and Wi-Fi services, or with our TracPhone V11-HTS antenna and our C/Ku-band KVH ONE Hybrid Network service.

Our TracNet-H series, which integrates satellite, cellular, and Wi-Fi services utilizing one terminal, and TracPhone V-HTS series systems offer customers a range of benefits due to their integrated design, hardware costs that are lower than existing maritime Ku-band VSAT systems, and broadband technology. We currently compete against companies that offer established maritime Ku-band VSAT service using, in most cases, antennas 1-meter in diameter or larger. While we are unaware of any company offering a 37-cm VSAT solution comparable to our TracNet H30, TracPhone V3-HTS or V30, we are encountering regional competition from companies offering 60-cm VSAT systems and services, which are comparable in size to our TracNet-H60 and TracPhone V7-HTS. Likewise, our TracPhone V11-HTS, at 1.1-meters in diameter, is approximately 85% smaller and lighter than competing C-band maritime VSAT systems, which use antennas in excess of 2.4-meters in diameter to provide similar global services. We are unaware of any competitor currently offering a similar size solution for global C-band coverage, but any introduction of such a product could adversely impact our success. In addition, other companies could replicate some of the distinguishing features of our TracNet H-series products, which could potentially reduce the appeal of our solution, increase price competition, and adversely affect sales. We compete against Inmarsat's Fleet Xpress service, a global Ka-band mobile VSAT service that Inmarsat claims is faster and has a lower price per megabit than existing Ku-band services. This service may continue to adversely impact sales of our mini-VSAT Broadband service and related equipment. Our arrangement to use the IntelsatOne Flex service for our HTS network is not exclusive, and competitors’ use of this service could also adversely impact sales. Moreover, consumers may choose other services such as FleetBroadband or Iridium OpenPort for their service coverage at potentially lower hardware costs despite higher service costs and slower data rates.

Any failure to maintain and expand our third-party distribution relationships may limit our ability to penetrate markets for mobile connectivity products and services.

We market and sell our products and services through an international network of independent retailers, chain stores and distributors, as well as to manufacturers of marine vessels, recreational vehicles and buses. Most of these relationships are non-exclusive, allowing these third parties to market competing products. If we fail to maintain relationships with our current distributors, fail to develop relationships with new distributors in new and existing markets, or manage, train, or provide appropriate incentives to our existing distributors, or if our distributors are not successful in their sales efforts, sales of our products and services may decline and our operating results could be harmed.

We depend on sole or limited source suppliers, and any disruption in supply could impair our ability to deliver our products on time or at expected cost.

We obtain many key components for our products from third-party suppliers, and in some cases we use a single or a limited number of suppliers. Any interruption in supply could impair our ability to deliver our products until we identify and qualify a new source of supply, which could take several weeks, months or longer and could increase our costs significantly. For example, the global chip shortage and supply chain constraints resulting from the COVID-19 pandemic have impacted our ability to deliver products in a timely manner and have increased our cost of sales due to rising prices for materials. In the third quarter of 2022, we estimate that raw material costs exceeded our expectations by approximately $1.3 million, and that orders for approximately $2.3 million could not be filled due to component shortages. We may not be able to pass along any or all of these cost increases to our customers, and customers may not wait for our products to become available. These disruptions in our supply chain could continue or worsen, which could continue to delay delivery of our products and services and adversely affect our revenue and results of operations in future periods. Suppliers might change or discontinue key components, which could require us to modify our product designs. Regulations requiring government contractors to implement processes to avoid counterfeit parts may require us to find new sources of materials or components if a supplier cannot meet those requirements. In general, we do not have written long-term supply agreements with our suppliers but instead buy components through purchase orders, which expose us to potential price increases and termination of supply without notice or recourse. We generally do not carry significant inventories of product components, which could magnify the impact of the loss of a supplier. If we must use a new source of supply, we could face unexpected manufacturing difficulties and loss of product performance or reliability. In addition, from time to time, lead times for certain components can increase significantly due to imbalances in overall market supply and demand. This, in turn, could limit our ability to satisfy demand for our products on a timely basis and could result in the cancellation of customer orders. Further, adverse economic conditions, including conditions caused by the current COVID-19 pandemic, could result in financial difficulties or bankruptcy for any of our suppliers, which could adversely affect our business and results of operations.

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

Risks related to intellectual property

We are devoting significant resources to research and development efforts that may be unsuccessful. If we are unable to improve our existing products and services and develop new, innovative products and services, our sales and market share may decline.

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

Historically, sales to customers outside the United States have accounted for a significant portion of our net sales. We derived 61%, 58% and 58% of our revenues from continuing operations in the nine months ended September 30, 2022 and the years ended December 31, 2021 and 2020, respectively, from sales to these foreign customers. We have foreign offices in Denmark, the United Kingdom, Singapore, Japan, Norway and the Philippines, as well as a subsidiary in Brazil that manages local sales. Nonetheless, substantially all of our personnel and operations are located in the United States. Our limited international operations may impair our ability to compete successfully in international markets and to meet the service and support needs of our customers in countries where we have little to no infrastructure. We face a number of risks associated with our international business activities, which may increase our costs and require significant management attention. These risks include restrictions on international travel, which may restrict our ability to grow and service our business; tariffs; sanctions or other trade restrictions that preclude or restrict doing business with particular foreign governments, companies or individuals; technical challenges we may face in adapting our products to function with different satellite services and technology in use in various regions around the world; satisfaction of international regulatory requirements and delays and costs associated with procurement of any necessary licenses or permits; the potential unavailability of content licenses covering international waters and foreign locations; increased costs of providing customer support in multiple languages; increased costs of managing operations that are international in scope; potentially adverse tax consequences, including restrictions on the repatriation of earnings; protectionist laws and business practices that favor local competitors, which could slow our growth in international markets; potentially longer sales cycles; potentially longer accounts receivable payment cycles and difficulties in collecting accounts receivable; and economic and political instability in some international markets.

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

We are subject to income and other taxes in the U.S. and the foreign jurisdictions in which we operate. The determination of our worldwide provision for income taxes and current and deferred tax assets and liabilities requires significant judgment and estimation. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. Although we believe our tax estimates are reasonable, the ultimate tax outcome may differ materially from our estimates and may materially affect our income tax benefit or expense, net loss or income, and cash flows in the period in which such determination is made. As of September 30, 2022, we had gross uncertain tax positions of $1.9 million, consisting of a $1.3 million reduction to deferred tax assets and a $0.6 million liability for uncertain tax positions.

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

Our stock price has historically been volatile. During the period from January 1, 2018 to September 30, 2022, the trading price of our common stock ranged from $6.36 to $15.29. Many factors may cause the market price of our common stock to fluctuate, including variations in our quarterly results of operations; the introduction of new products and services by us or our competitors; changes in estimates of our performance or recommendations by securities analysts; the hiring or departure of key personnel; acquisitions or strategic alliances involving us or our competitors; market conditions in our industries; and the global macroeconomic and geopolitical environment. Broad market fluctuations may adversely affect the market price of our common stock. When the market price of a company’s stock drops significantly, stockholders often institute securities litigation against that company. Any such litigation could cause us to incur significant expenses defending against the claim, divert the time and attention of our management and result in significant damages.

ITEM 6.    EXHIBITS
Exhibits:

Exhibit No.	Description	Filed with this Form 10-Q	Incorporated by Reference
			Form	Filing Date	Exhibit No.
3.1	Amended and Restated Certificate of Incorporation, as amended		10-Q	August 6, 2010	3.1

3.2	Certificate of Designations of Series A Junior Participating Cumulative Preferred Stock of KVH Industries, Inc. classifying and designating the Series A Junior Participating Cumulative Preferred Stock		8-A	August 19, 2022	3.1

3.3	Amended and Restated Bylaws		10-Q	November 1, 2017	3.2

4.1	Specimen certificate for the common stock		10-K	March 2, 2018	4.1

4.2	Description of Capital Stock		8-K	August 4, 2020	4.1

10.1	KVH Industries, Inc. Amended and Restated 2016 Equity and Incentive Plan, as amended		DEF 14A	May 2, 2022	App. A

10.2	Executive Employment Agreement dated as of May 2, 2022 between KVH Industries, Inc. and Brent C. Bruun	X

10.3	Executive Employment Agreement dated as of May 2, 2022 between KVH Industries, Inc. and Roger A. Kuebel	X

10.4	Executive Employment Agreement dated as of May 2, 2022 between KVH Industries, Inc. and Felise B. Feingold	X

10.5	Executive Employment Agreement dated as of May 9, 2022 between KVH Industries, Inc. and Robert J. Balog	X

10.6	Asset Purchase Agreement dated as of August 9, 2022 by and between KVH Industries, Inc., EMCORE Corporation and Delta Acquisition Sub, Inc.		8-K	August 10, 2022	2.1

10.7	Stockholder Rights Agreement, dated as of August 18, 2022, between KVH Industries, Inc. and Computershare Trust Company, N.A., as Rights Agent		8-A	August 19, 2022	4.1

10.8	Amendment No. 1 dated as of October 11, 2022 to Executive Employment Agreement between KVH Industries, Inc. and Brent C. Bruun	X

31.1	Rule 13a-14(a)/15d-14(a) certification of principal executive officer	X

31.2	Rule 13a-14(a)/15d-14(a) certification of principal financial officer	X

32.1	Section 1350 certification of principal executive officer and principal financial officer	X

101
The following financial information from KVH Industries, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets (unaudited), (ii) the Consolidated Statements of Operations (unaudited), (iii) the Consolidated Statements of Comprehensive Income (Loss) (unaudited), (iv) the Consolidated Statement of Stockholders' Equity (unaudited), (v) the Consolidated Statements of Cash Flows (unaudited), and (vi) the Notes to Consolidated Interim Financial Statements (unaudited).
X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 6, 2022

KVH Industries, Inc.

By:	/s/ ROGER A. KUEBEL
Roger A. Kuebel
(Duly Authorized Officer and Chief Financial Officer)